Form 10-Q
period 1995-10-07
CORNICHE GROUP INC /DE
filed 1995-11-24
CIK 320017

                               FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

(Mark One)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended   October 7, 1995

                                  OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission file number   0-10909

                          Corniche Group Incorporated
             (Exact name of registrant as specified in its charter)

         Delaware                                     22-2343568
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                   Identification No.)

  Wayne Interchange Plaza I, 145 Route 46 West, Wayne, New Jersey    07974
                    (Address of principal executive offices)
                                (Zip Code)

                              (201) 785-3338
           (Registrant's telephone number, including area code)

                          Fidelity Medical, Inc.
(Former name, former address and former fiscal year, if changed since last report)

       Indicate  by  check  mark  whether the registrant  (1)  has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]     No ______

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the
Securities   Exchange   Act  of  1934  subsequent  to  the   distribution   of
securities under a plan confirmed by a court.  Yes ____       No ____

                   APPLICABLE ONLY TO CORPORATE ISSUERS:
       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                         Outstanding  as  of November 17, 1995
   Common Stock, par value $.10 per share           2,623,457 shares

                CORNICHE GROUP INCORPORATED AND SUBSIDIARY


                                   INDEX

                                                                     PAGE

Part I--Financial Information

      Item 1. Financial Statements (Unaudited)

            Consolidated Balance Sheets at October 7, 1995
            and March 25, 1995                                          3-4

            Consolidated Statements of Operations for the
            Sixteen and Twenty-eight Weeks Ended
            October 7, 1995 and October 9, 1994                          5

            Consolidated Statements of Cash Flows for the
            Twenty-eight Weeks Ended October 7, 1995 and
            October 9, 1994                                             6-7

            Notes to Unaudited Consolidated Financial
            Statements                                                    8

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations              13



Part II--Other Information

      Item 1. Legal Proceedings                                          18

      Item 4. Submission of Matters to a Vote of Security Holders        18

      Item 6. Exhibits and Reports on Form 8-K                           19

      Signatures                                                         20


                CORNICHE GROUP INCORPORATED AND SUBSIDIARY
                        Consolidated Balance Sheet

                                  ASSETS


                                         October 7,        March 25,
                                           1995              1995
                                        (unaudited)       (audited)

Current assets:

  Cash                                  $  19,721         $   108,438

  Accounts receivable                   1,489,119           3,738,702

  Allowances for doubtful accounts      (  92,657)           (345,108)

  Notes receivable                        200,000             200,000

  Inventory                             2,680,582           3,146,307

  Prepaid expenses and other            1,621,362             411,188

     Total current assets               5,918,127           7,259,527

Other assets:

  Property and equipment-at cost, net   1,818,434           1,356,548

  Intangible assets-at cost, net        1,852,012           1,206,495

Total assets                          $ 9,588,573          $9,822,570




                          See accompanying notes.



                CORNICHE GROUP INCORPORATED AND SUBSIDIARY
                        Consolidated Balance Sheet

            LIABILITIES AND STOCKHOLDERS'  (DEFICIENCY) EQUITY


                                        October 7,          March  25,
                                           1995               1995
                                        (unaudited)          (audited)
Current liabilities:
   Notes payable - bank              $   2,486,539         $  2,521,452
   Trade accounts payable                5,559,833            4,065,439
   Current portion of long-term debt       862,298              415,177
   Dividends payable - preferred stock      57,614               21,954
   Accrued liabilities                   1,345,060            1,512,873
   Deferred income                          70,326               23,570
   Payroll and sales tax payable           698,712              562,200
                                        __________            _________
    Total current liabilities           11,080,382            9,122,665
Long-term liabilities:
   Long-term debt                        3,151,796            3,323,565
   Deferred income                         223,196               57,159
   Deferred credit                          35,406               37,998
                                        __________           __________
    Total long-term liabilities          3,410,398            3,418,722
                                        __________           __________
         Total liabilities              14,490,780           12,541,387

Cumulative  redeemable  preference  shares
   and Class B Ordinary Shares             159,110              160,348
                                          ________           __________
Commitments and contingencies (Note  11)
Stockholders' (deficiency) equity:
   7% cumulative convertible preferred
      stock authorized and issued 1,000,000
      shares, and outstanding 946,069
      shares                               946,069              946,069
   Common stock, $0.10 par value,
      authorized- 30,000,000 shares,
      issued 2,623,457 (October 7, 1995)
      and 2,119,857 (March 25, 1995)       262,345              211,985
   Additional paid-in capital              793,976                 -
   (Accumulated deficit) retained
    earnings                            (6,863,747)          (3,827,879)
                                        ___________          ___________
                                        (4,861,357)          (2,669,825)

   Cumulative translation adjustment         4,750               (4,630)
   Treasury stock - at cost, 218,100
      shares                              (204,710)            (204,710)
                                         __________          ___________
       Total stockholders'
           (deficiency) equity          (5,061,317)          (2,879,165)
                                        ___________          ___________
       Total liabilities and stockholders'
         (deficiency) equity         $   9,588,573         $  9,822,570
                                     =============         ============
                          See accompanying notes.


                CORNICHE GROUP INCORPORATED AND SUBSIDIARY
                   Consolidated Statement of Operations

                                (UNAUDITED)



                           ------16 Weeks Ended------         -------28 Weeks Ended------

                            October 7,       October 9,        October 7,      October 9,
                              1995             1994               1995            1994

Net sales                 $  4,052,253     $  6,917,064    $  9,229,088   $  10,699,222

   Cost of sales            (2,703,630)      (5,266,849)     (6,767,648)     (7,973,840)

Gross profit                 1,348,623        1,650,215       2,461,440       2,725,382

   Selling, general and
      administrative
      expenses              (2,787,006)      (2,098,181)     (5,125,910)     (3,525,919)
                            ___________      ___________     ___________     ___________
Operating loss              (1,438,383)      (  447,966)     (2,664,470)     (  800,537)

    (Loss) gain on sale
      of equipment          (    5,953)      (        9)     (    7,685)          1,266

   Interest expense, net    (  204,894)      (  143,069)     (  350,007)       (245,121)
                            ___________      ___________     ___________     ___________
Net loss income before preferred
  stock dividend            (1,649,230)       ( 591,044)     ( 3,022,162)    (1,044,392)

   Preferred stock dividend (   20,377)       (   -    )     (    35,660)    (   -     )
                            ___________       __________     ____________    ___________
Net loss                   $(1,669,607)    $  ( 591,044)   $  (3,057,822)  $ (1,044,392)
                           ============    =============   ==============  =============
Loss per share of
   common stock             ($0.73)        ($      0.35)   ($       1.39) ($       0.63)

Weighted average number
  of common shares
  outstanding            2,298,136            1,669,336        2,195,356      1,669,336



                          See accompanying notes.



                    CORNICHE GROUP INCORPORATED AND SUBSIDIARY
                       Consolidated Statement of Cash Flows
                                   (UNAUDITED)

                                             -------28 Weeks Ended-------
                                          October 7,            October 9,
                                             1995                 1994


Cash flows from operating activities:
     Net (loss) income                   $(3,057,822)          $ (1,044,392)

Adjustments to reconcile net loss
   to net cash used
   in operating activities:

     Depreciation                            148,261                152,881
     Amortization of goodwill                 71,822                 38,336
     Amortization of trademarks                  994                  2,086
     Amortization of deferred credit         ( 2,592)              (  2,112)
     (Gain)/Loss on sale of property
        and equipment                          7,685               (  1,266)
     Allowance for bad debts                  14,380               ( 39,634)

Changes in net assets and liabilities,
   net of effects from acquisitions:

     Decrease in accounts receivable       1,997,132              ( 281,120)
     Decrease (increase) in inventory        465,725              ( 379,355)
     Increase in prepaid expenses         (1,410,174)             ( 182,965)
     Increase in trade accounts payable      567,779              (  43,019)
     (Decrease)/Increase in
        accrued liabilities               (  167,813)               694,316
     (Decrease) increase in
        deferred income                      212,793                 79,477
     Increase in taxes payable               136,512                490,467

  Net cash used in operating activities   (1,015,318)            (  516,300)

Cash flows from investing activities:
     Payments for acquisition of business        -               (   87,296)
     Purchase of property and equipment     (206,693)            (  205,104)
     Proceeds from sales of property
       and equipment                          99,247                 29,729

    Net cash used in investing activities (  107,446)            (  262,671)

     Balance carried forward             $(1,122,764)           $(  778,971)

                          See accompanying notes


                CORNICHE GROUP INCORPORATED AND SUBSIDIARY
                   Consolidated Statement of Cash Flows
                                (UNAUDITED)



                                         -------16 Weeks Ended-------

                                        October 7,             October 9,
                                           1995                   1994



   Balance brought forward             $(1,122,764)            $(778,971)
                                       ____________            __________

   Cash flows from financing activities:

   Net borrowings under line of credit
     agreement                        (     34,913)              320,865
   Principal payments under capital
     lease obligations                (     50,496)            (  16,468)
   Increase in bank loans                  275,352               463,959
   Net proceeds from issuance of
     common stock                          794,336                  -
   Proceeds from issuance of common
      stock in settlement of liabilities    50,000                  -
                                           _______              _________
   Net cash provided by (used in)
      financing activities               1,034,279              768,356
                                         _________              _______
   Effect of exchange rate on cash       (     232)                -

     Net increase (decrease) in cash      ( 88,717)           (  10,615)

            Cash at beginning of period    108,438               15,442
                                          ________            _________
            Cash at end of period        $  19,721            $   4,827
                                         =========            =========

                          See accompanying notes.

                CORNICHE GROUP INCORPORATED AND SUBSIDIARY
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - The Company

            On September 28, 1995 Fidelity Medical, Inc. changed its name to Corniche Group Incorporated (hereinafter referred to as the "Company" or "CGI"). The Company as a result of a reverse acquisition with Corniche Distribution Limited and its Subsidiaries ("Corniche") (see "Reverse Acquisition" below), is engaged in the retail sale and wholesale distribution of stationery products and related office products including office furniture in the United Kingdom. The operating subsidiaries of Corniche are Chessbourne International Limited ("Chessbourne"), The Stationery Company Limited ("TSCL"), and Kassel Limited ("Kassel").


Note 2 - Basis of Presentation

            The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of October 7, 1995, and the results of operations and cash flows for twenty-eight weeks ended October 7, 1995 and October 9, 1994. The results of operations for the twenty-eight weeks ended October 7, 1995 are not necessarily indicative of the results to be expected for the full year.

            The March 25, 1995 Consolidated Balance Sheet has been derived from the audited financial statements at that date included in the Company's annual report on Form 10-K. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 annual report on Form 10-K.

            On March 2, 1995, the stockholders of Corniche exchanged all of their common stock for 1,097,250 shares of CGI. Since the former stockholders' of Corniche owned a majority of the outstanding stock of CGI after the acquisition, such purchase transaction was accounted for as a reverse acquisition. The acquired company (Corniche) is deemed to have acquired the acquiring company (CGI).

      Accordingly, CGI changed its fiscal year to the last Saturday in March of each year in order to conform to the fiscal year of its operating subsidiary. Historical stockholders' equity of Corniche has been retroactively restated to give effect to the recapitalization. The historical financial statements prior to March 2, 1995 are those of Corniche.

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Significant losses were incurred during the twenty-eight weeks to October 7, 1995, and in the fiscal year ended March 25, 1995, resulting in a working capital and a stockholders' deficiency as of October 7, 1995 and March 25, 1995. Management of Corniche has taken several steps to reduce the amount of cash used by operations, including relocation of its corporate facilities and reducing staffing levels and other operating expenses. The Company's ability to continue as a going concern will depend on the continued support of its banks and its ability to achieve profitability by improving sales and margins, reduction of cash outflows and its ability to obtain outside financing sufficient to support expansion of the Company's operations.

            Effective October 1, 1995 the Company declared a one-for-ten reverse stock split and all numbers of shares and share values stated herein reflect such reverse split unless otherwise noted.

Note 3 - Inventories

            Inventories are valued at the lower of cost (first in, first out method) or market for wholesale inventories. The retail inventory method is used for inventory in retail stores.

             Inventories consist of:

                                March 25, 1995       October 7, 1995
                                  (unaudited)            (audited)

        Wholesale                 $1,285,208          $1,906,300
        Retail                     1,395,374           1,240,007
                                  $2,680,582          $3,146,307




Reserves for slow-moving inventory as of October 7, 1995 and March 25, 1995 were approximately $65,656 and $40,224, respectively.


Note 4 - Commitments, Contingencies and Other

Legal Proceedings

       During fiscal 1994, the Company disclosed irregularities in its revenue recognition practices which led to the restatement of the Company's financial statements for fiscal years ended September 30, 1989, 1990, and 1991, and the first quarter of fiscal 1992. As a result, nine class action securities complaints (the "lawsuits") were filed against the Company and certain other persons which were settled in January 1994. Pursuant to the settlement, the Company paid $2,560,000 in cash in 1995 and issued $1,000,000 in 7% cumulative convertible preferred stock. The preferred stock is convertible into common stock at a price of $5.20 per share, and will be callable for five years. The preferred stock has been included in stockholders' equity at October 7, 1995 and at March 25, 1995. Stockholders who purchased CGI's shares between January 3, 1989 and May 7, 1992 have been included within the plaintiff class for purposes of the settlement.

      CGI and certain of its former officers and directors were involved in a shareholders' derivative action filed in Delaware Chancery Court. The causes of action asserted included breach of fiduciary duty, breach of duty of care and trust of the Company's shareholders, gross negligence and mismanagement, as well as common law conspiracy and aiding and abetting. The court granted the Company's motion to dismiss by Opinion and Order dated  May  2,  1995.  The Company has instituted its own action  in  State
Court in New Jersey against its former chief executive officer, Efriam Landa. The complaint was filed on May 4, 1995. Mr. Landa answered on
October 16, 1995 and asserted counterclaims seeking (a) reimbursement of defense costs in the derivative action and related investigations by the Securities and Exchange Commission ("SEC") and the United States Attorney for the District of New Jersey and (b) damages for breach of his employment contract. No futher action has been taken to date in this matter.

      There are other lawsuits and claims pending against the Company which arose in the normal course of business. In the opinion of management, none of these actions are expected to have a material adverse effect on the Company's financial position.


Note 5 - Income Taxes

      Effective October 1993, the Company adopted SFAS 109, "Accounting for Income Taxes", which recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an enterprise's financial statement or tax returns.

       Income Tax expense (benefit) is calculated on a separate company basis between CGI and Corniche.


Note 6 - Acquisitions

       On March 31, 1995 Corniche acquired seven retail stationery stores. The consideration paid totaled approximately $772,000 and was paid substantially by way of the assumption of liabilities. The acquisition has been accounted for under the purchase method of accounting.

       The results of operations of those stores from the date of acquisition have been included in the Company's consolidated statement of operations.


      The assets acquired and liabilities assumed (in thousands) on acquisition are as follows:

            Fair value of assets acquired    $   374
            Goodwill                             772
            Cash paid                            (25)
            Liabilities assumed              $ 1,121


Note 7 - Stockholders Equity

Effective October 1, 1995 the Company declared a one-for-ten reverse stock spilt and all numbers of shares and share values stated herein reflect such reverse split unless otherwise noted.

During the twenty-eight weeks ended October 7, 1995 the Company sold 478,600 shares of common stock pursuant to an equity private placement through NWCM Limited at an aggregate purchase price of $957,200 which resulted in net proceeds to the Company after commissions of $842,336.

In addition the Company issued 25,000 shares of common stock to Trisec Holdings Ltd. for consultancy services in connection with the "Reverse Acquisition" (see Note 2) of Corniche on March 2, 1995.

Note 8 - Subsequent Events

In late June 1995, Corniche acquired the freehold interest in the Leek, Staffordshire warehouse and office facilities for a cash consideration of approximately $240,000. The consideration was partly funded by a $152,000 15-year business loan from Corniche's bank. The loan is collateralized by a mortgage on the property and carries a variable interest rate being the bank's base rate from time to time, currently 0.85% per month. Interest is added to the loan and the principal and interest are repayable by equal monthly installments over the term of the loan. The Leek facilities have been occupied by TSCL under license from a non-affiliated landlord since July 1994. These facilities are used for the storage and distribution of inventory for TSCL and house the marketing, buying and administrative functions of Chessbourne and TSCL.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

      The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and notes thereto.

       The results of operations for the twenty-eight weeks to October 9, 1994 relate to Corniche and its subsidiaries only. The results of operations of Corniche Group Incorporated have been included from March 2, 1995, the date of the Corniche acquisition.

      The Company's functional currency is the British pound sterling. The average exchange rates used in converting pounds sterling to U.S. dollars was 1.5958 for the twenty-eight weeks to October 7, 1995 and 1.5144 for the corresponding period in 1994.

Results of Operations

       The Company experienced large operating losses and net cash outflows from operating activities during the twenty-eight weeks to October 7, 1995 and in fiscal 1995 resulting in a significant reduction of working capital during that period and a stockholders deficiency of $5,061,317 at October 7, 1995. This reduction in working capital has adversely affected operating performance, as both Chessbourne and TSCL have encountered difficulty in replenishing inventory of key product lines. In addition, management has been unable to develop its retail activities or extend its "Style" and "Memo" brand product lines at the pace planned by management due to lack of capital. While management has taken several steps towards improving future financial results and reducing the amount of cash used by operations (including relocation of its corporate facilities and reducing staffing levels and other operating expenses), there can be no assurance that such steps will be successful. The Company's ability to continue as a going concern will depend on the continued support of its bankers and its ability to achieve profitability by improving sales and margins, reducing cash outflows and obtaining other sources of funding sufficient to support the Company's operations (see "Liquidity and Capital Resources" below), of which there can be no assurance.

     The Company is also seeking to improve operating results by expanding the scope of its retail operations. It was entered into a non-binding letter of intent to acquire a 76 store retail stationery chain, with locations which the Company believes will be complementary to its existing locations. The purchase price is expected to be approximately $17 million, payable $12.5 million in cash, $3 million by a note, and $1.5 million in shares of the Company's Common Stock. Consummation of the transaction is subject to negotiation and execution of definitive acquisition agreements, due diligence review and financing. The Company is negotiating for financing for the cash portion of the purchase price. No assurances can be given that the Company will be able to obtain necessary financing or that the other conditions to consummation of a transaction will be satisfied.

       Net  revenues  in  the  twenty-eight weeks  ended  October  7,  1995 decreased by $1,470,134 to $9,229,088, a 13.74% decrease on the net revenues for the corresponding period in 1994 of $10,699,222. Net revenues in the sixteen weeks ended October 7, 1995 decreased by $2,864,811 to $4,052,253, a 41.42% decrease on the corresponding period in 1994 of $6,917,064. Such decreases in net revenues are due mainly to a shortage of key inventory lines, particularly in Chessbourne, which have been partially offset by increased net revenues from the Company's retail operations. The following table sets out the net revenues by category for the sixteen and twenty-eight weeks to October 7, 1995 and the corresponding period in 1994:


                                   16 Weeks Ended                             28 Weeks Ended
                        October 7, 1995        October 9, 1994        October 7, 1995      October 9, 1994
Wholesale activities       $1,507,822             $4,711,886             $4,609,282           $ 7,258,736
Retail activities           2,544,431              2,205,178              4,619,806             3,440,486
Total                      $4,052,253             $6,917,064           $  9,229,088           $10,699,222


      Net revenues from wholesale activities in the sixteen weeks to October 7, 1995 decreased by $3,204,064 or 68.0% from the corresponding period in 1994 and by $2,649,454 or 36.50% in the twenty-eight weeks to October 7, 1995.

       The Company's inability to replenish inventory of key product lines undoubtedly had a significant impact on net revenues achieved, not least because some major customers are unwilling to purchase from the Company unless a complete product range is available. In addition the Company had to forego wholesale revenues through not being able, for part of the period, to pass on cost price increases to its customers. These problems were compounded by shortages of some paper products on the world market.

       Net  revenues from retail activities in the sixteen weeks to October
7, 1995 increased by $339,253 or 15.38% as compared to the corresponding period in 1994. Of this increase approximately $898,000 was generated by stores opened in fiscal 1995 and the 7 stores acquired on March 31, 1995.
These  revenue  increases  were  partially  offset  by  lost  revenues   of
approximately $586,000 through the closure of two underperforming stores. Stores trading in the sixteen week period during both 1995 and 1994 achieved an increase in net revenues of approximately $27,000 in 1995 as compared to the corresponding period in 1994. Retail activity net revenues increased by $1,179,320 or 34.28% in the twenty-eight weeks to October 7,
1995  as  compared  to  the corresponding period in  1994.   This  increase
comprises approximately $1,551,000 generated by new stores, approximately $462,000 generated by stores trading in both 1995 and 1994 and lost
revenues   of   approximately  $833,000  through   the   closure   of   two
underperforming stores.

       Gross profit decreased by $301,592 or 18.28% in the sixteen weeks to October 7, 1995 and by $263,962 or 9.68% in the twenty-eight weeks to
October 7, 1995 as compared to the corresponding periods in 1994. The following table sets out gross profit by category for the sixteen and twenty-eight weeks to October 7, 1995 and the corresponding period in 1994:

                                       16 Weeks Ended                           28 Weeks Ended
                                October 7, 1995      October 9, 1994    October 7, 1995      October 9, 1994
Wholesale activities              $  131,470            $  794,062        $  355,637             $1,227,573
Retail activities                  1,217,153               856,153         2,105,803              1,497,809
Total                             $1,348,623            $1,650,215        $2,461,440             $2,725,382

       Gross profit from wholesale activities as a percentage of net revenues decreased to 8.72% in the sixteen weeks to October 7, 1995 as compared to 16.85% in the corresponding period in 1994. The gross profit percentage in the twenty-eight weeks to October 7, 1995 decreased to 7.71%
as compared to 16.91% in the corresponding period in 1994. Such decreases are primarily the result of cost price increases not being passed on to
customers.   Retail  activity percentage gross  profit  as a percentage of net revenues increased for the sixteen weeks to October 7, 1995 to 47.83% as compared to 38.92% for the corresponding period in 1994 and to 45.58% for the twenty-eight weeks to October 7, 1995 as compared to 43.53% for the corresponding period in 1994.

      Selling, general and administrative expenses for the sixteen weeks to October 7, 1995 increased by 32.83% or $688,825 to $2,787,006 as compared to the corresponding period in 1994 and by 45.38% or $1,599,991 to $5,125,910 in the twenty-eight weeks to October 7, 1995. The following table sets out selling, general and administrative expenses by business activity for the sixteen and twenty-eight weeks to October 7, 1995 and the corresponding period in 1994:

                                   16 Weeks Ended                                 28 Weeks Ended
                        October 7, 1995         October 9, 1994    October 7, 1995      October 9, 1994

Wholesale activities     $  803,899                $  903,290       $ 1,216,151           $1,312,006
Retail activities         1,661,273                 1,076,284         3,267,196            1,850,524
Other                       321,834                   118,607           642,563              363,389
Total                    $2,787,006                $2,098,181       $ 5,125,910           $3,525,919

       Retail   activity  selling,  general  and  administrative  expenses increased by 54.35% or $584,989 in the sixteen weeks to October 7, 1995 as compared to the corresponding period in 1994. Approximately $498,000 of this increase results from the operation of new retail stores which was partially offset by a reduction in expenses of approximately $324,000 as a result of the closure of two stores. The balance of the increase in retail activity selling, general and administrative expenses of approximately $408,000 is the increase in expenses incurred by those stores operated in both 1995 and 1994. Retail activity selling, general and administrative expenses increased by $1,416,672 or 76.56% in the twenty-eight weeks to October 7, 1995 as compared to the corresponding period in 1994. Approximately $937,000 of this increase results from the operation of new stores and approximately $730,000 is the increase in expenses incurred by those stores operated in both 1995 and 1994. Such increases have been partially offset by a reduction in expenses of approximately $251,000 as a result of the closure of two stores.

       The reverse acquisition of CGI on March 2, 1995 increased selling, general and administrative expenses in the sixteen weeks to October 7, 1995 by approximately $183,000 and by approximately $271,000 in the twenty-eight weeks to October 7, 1995. The principal elements of these corporate expenses are insurance and professional fees.

       As a result of the foregoing the Company recorded an operating loss of $1,438,383 in the sixteen weeks to October 7, 1995 as compared to an operating loss of $447,966 in the corresponding period in 1994 and an operating loss of $2,664,470 in the twenty-eight weeks to October 7, 1995 as compared to an operating loss of $800,537 in the corresponding period in 1994.

       Net interest expense in the sixteen weeks to October 7, 1995 increased by $61,825 to $204,894 as compared to $143,069 in the corresponding period in 1994. The increase in the twenty-eight weeks to October 7, 1995 was $104,886 from the corresponding period in 1994. These increases are due primarily to increased utilization of bank credit lines generally throughout the group.

Liquidity and Capital Resources

       During the 28 weeks to October 7, 1995, there were net cash outflows from operating activities of $1,015,318, which together with certain non-operating activities were financed by increased bank loans of $275,352 and net proceeds from the issuance of common stock of $794,336. This net cash outflow principally resulted from the Company's net loss and investments in corporate facilities and new stores. During the 28 weeks to October 7, 1995, the Company relied on revenues from sales, increased bank loans, net proceeds from the issuance of common stock and trade credit to meet its working capital requirements and other operating needs.

       As a result of the operating losses incurred in the 28 weeks to October 7, 1995 and in fiscal 1995 and the consequential lack of capital, the Company is in breach of certain covenants relating to its lines of credit from its bankers. Such breaches are in respect of minimum net worth and financial ratio covenants. These covenants are subject to annual review and management believes that these breaches will be rectified during negotiations currently being conducted with its primary bankers. However, no assurances can be given about continued bank support.

       Although management has taken several steps to reduce the amount of cash used by operations, including rationalization of corporate facilities and reducing staffing levels and other operating expenses, the Company's operations may not provide sufficient internally generated cash flows to meet its projected requirements. To supplement the funding of its operations, the Company obtained net cash proceeds from a bridge loan of $250,000 from an unaffiliated third party. In connection with this loan, the Company entered into an agreement to repay $300,000 on November 30, 1995 and assigned a security interest to the lender in the Company's accounts receivable and inventory as collateral for the loan. Subsequently, in March 1995, the lender converted the loan into 150,000 shares of the Company's common stock and the collateral referred to above was released.

      Simultaneously with the Company's acquisition of Corniche on March 2, 1995, NWCM Limited, a Hong Kong investment banker, agreed, on a staggered basis, to raise up to $5,000,000 of new equity capital on a "best efforts"
basis.   The offer was limited to experienced, sophisticated investors  who are "non-U.S. persons" under Regulation S of the United States Securities Act of 1993. An initial offer of 600,000 shares was made at a price of $2.00 per share. Through the conclusion of the offer 528,600 of such shares were sold at an aggregate purchase price of $1,057,200, which resulted in net proceeds to the Company after commissions of $894,336.
Pursuant  to  the  transaction, the Company paid NWCM  a  fee  of $50,000.
In  addition,  NWCM  has  received  and will  receive  a  sales commission of 10% and a non-accountable expense allowance equal  to  2%  of the
aggregate  purchase price of the stock sold.   The  Company  has  also
agreed to indemnify NWCM for certain liabilities arising from the transaction. If through subsequent offerings, NWCM raises an aggregate of $5 million, NWCM will be granted a warrant entitling it to purchase a number of shares equal to 10% of the shares sold, exercisable for five years commencing six months after completion of the offering. Further, the Company will pay NWCM or one of its affiliates $5,000 per month for a period of one year, commencing 30 days after it has raised $5 million in the aggregate, as retainer for general investment banking services. There can be no assurance that the Company will raise additional equity or generate cash from its operations.

     The Company is current in negotiation with its primary bankers, the Bank of Scotland, to convert a significant portion of its bank debt to equity but there can be no assurance given that it will do so.

PART II - OTHER INFORMATION


Item 1.     LEGAL PROCEEDINGS

            Reference is made to the legal proceedings described in Note 3 to the Unaudited Consolidated Financial Statements in Item 1 of this report.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company held its annual meeting of stockholders on September 28, 1995. At the meeting, the following items were voted on by the shareholders:

            1.    Election of five directors;

            2. Approval of the proposed change of the corporation's name to "Corniche Group, Inc.";

            3. Approval of a proposed one for ten reverse stock split of the Company's outstanding Common Stock (retaining the same number of authorized common shares); and

            4. Approval of a proposed increase in the number of shares of the Company's authorized Preferred Stock to 5 million shares.

All such matters were approved by the shareholders. The voting on such matters was as follows:

1.    Directors               For      Against         Abstain
                                                (or Withhold Authority)

      Brian J. Baylis      18,965,366    -             103,339
      Susan A.M. Crisp     18,965,316    -             103,389
      James Fyfe           18,964,866    -             103,839
      George Lombardi      18,965,616    -             105,089
      Matthew P. Pazaryna  18,963,791    -             104,914

2.    Change of Name       19,015,401    38,885         14,419

3.    One for Ten Reverse
      Stock Split          18,494,470   179,286         12,366

4.    Increase in Authorized
      Preferred Stock      14,819,467   184,910         24,381

_________________
* Shares are prior to reverse split.


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits - none.

      (b) The Company filed a report on Form 8-K of July 25, 1995 relating to its new auditors. The Company also filed a report on Form 8-K on October 17, 1995 for an event on October 11, 1995, its delisting from the Nasdaq Smallcap market.



                                 SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Dated:  November 22, 1995                       FIDELITY MEDICAL,
      INC.



                                                By: /s/ James
      Fyfe
                                                      James Fyfe
                                                      Chief Operating
      Officer and
                                                      Assistant Secretary



                                                By: /s/ Susan A.M.
      Crisp
                                                       Susan A.M. Crisp
                                                      Vice President,
      Finance and
                                                      Administration, Chief
                                                      Financial Officer,
      Treasurer
                                                      and Secretary


                                 SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Dated:  November 22, 1995                       FIDELITY MEDICAL,
      INC.




      By:
                                                      James Fyfe
                                                      Chief Operating
      Officer and
                                                      Assistant Secretary




      By:
                                                       Susan A.M. Crisp
                                                      Vice President,
      Finance and
                                                      Administration, Chief
                                                      Financial Officer,
      Treasurer
                                                      and Secretary
