Form 10-Q
period 1995-12-30
CORNICHE GROUP INC /DE
filed 1996-02-29
CIK 320017

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
(Mark One)

   X    QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended   December 30, 1995
                                    OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to __________
Commission file number   0-10909
                        Corniche Group Incorporated
_______________________________________________________________________________
            (Exact name of registrant as specified in its charter)

               Delaware                                 22-2343568
________________________________                 _________________________
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                       Identification No.)

  Wayne Interchange Plaza I, 145 Route 46 West, Wayne, New Jersey  07974
_______________________________________________________________________________
                 (Address of principal executive offices)
                                (Zip Code)

                              (201) 785-3338
_______________________________________________________________________________
           (Registrant's telephone number, including area code)

_____________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the
Securities   Exchange   Act  of  1934  subsequent  to  the   distribution   of
securities under a plan confirmed by a court.  Yes  ____     No ____

                   APPLICABLE ONLY TO CORPORATE ISSUERS:
       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                         Outstanding  as  of  February 28, 1996
Common Stock, par value $.10 per share                  2,405,357 shares


                CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                                   INDEX

                                                                     PAGE

Part I--Financial Information

      Item 1. Financial Statements (Unaudited)

            Consolidated Balance Sheets at December 30, 1995
            and March 25, 1995                                       3-4

            Consolidated Statements of Operations for the
            Twelve and Forty Weeks Ended
            December 30, 1995 and December 31, 1994                  5

            Consolidated Statements of Cash Flows for the
            Forty Weeks Ended December 30, 1995 and
            December 31, 1994                                        6-7

            Notes to Unaudited Consolidated Financial
            Statements                                               8-15

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations         16-21



Part II--Other Information

      Item 1. Legal Proceedings                                               22

      Item 6. Exhibits and Reports on Form 8-K                                22

      Signatures                                                  23


                CORNICHE GROUP INCORPORATED AND SUBSIDIARY
                        Consolidated Balance Sheet

                                  ASSETS


                                December 30,   March 25,   Proforma
                                   1995         1995       March 25,
                                (unaudited)   (audited)      1995

Current assets:

  Cash                          $    210     $  108,438    $    100
  Accounts receivable                  0      3,738,702           0
  Allowances for doubtful accounts     0       (345,108)          0
  Notes receivable               200,000        200,000     200,000
  Inventory                            0      3,146,307           0
  Prepaid expenses               142,785        411,188           0
  Other receivables               86,067              0      18,422
                                 -------      ---------      ------
     Total current assets        429,062      7,259,527     218,522


Other assets:

  Property and equipment-at
    cost, net                      1,232      1,356,548         0
  Intangible assets-at cost, net       0      1,206,495         0
  Investment in and advances
    to UK subsidiary                   0              0    514,322
                                 _______     __________   ________
Total assets                    $430,294    $ 9,822,570  $ 732,844
                                ========     ==========   ========






                          See accompanying notes.

                CORNICHE GROUP INCORPORATED AND SUBSIDIARY
                        Consolidated Balance Sheet

            LIABILITIES AND STOCKHOLDERS'  (DEFICIENCY) EQUITY


                                        December 30        March  25,       Proforma
                                           1995              1995           March 25,
                                         (unaudited)      (audited)           1995

Current liabilities:
   Notes payable                           $ 11,679       $ 2,521,452     $  16,292
   Note payable on debt compromise           77,630                 0             0
   Trade accounts payable                   325,646         4,065,439        55,366
   Current portion of long-term debt              0           415,177             0
   Dividends payable - preferred stock       72,897            21,954        21,954
   Accrued liabilities                      335,820         1,512,873       555,874
   Deferred income                                0            23,570             0
   Payroll and sales tax payable                  0           562,200             0
    Total current liabilities             $ 823,672      $  9,122,665     $ 649,486
Long-term liabilities:
   Long-term debt                                 0         3,323,565             0
   Deferred income                                0            57,159             0
   Deferred credit                                0            37,998             0
    Total long-term liabilities                   0         3,418,722             0
    Total liabilities                       823,672        12,541,387       649,486
Cumulative  redeemable  preference  shares
   and Class B Ordinary Shares                    0           160,348             0
Stockholders' (deficiency) equity:
   7% cumulative convertible preferred
     stock authorized and issued 1,000,000
     shares, and outstanding 946,069
     shares                                 946,069           946,069       946,069
   Common stock, $0.10 par value,
     authorized- 30,000,000 shares,
     issued 2,623,457 (December 30, 1995)
     and 2,119,857 (March 25, 1995)         262,345           211,985       211,985
   Additional paid-in capital               793,976                 0             0
   (Accumulated deficit) retained
        earnings                         (2,191,058)       (3,827,879)     (869,986)
                                        (   188,668)       (2,669,825)      288,068
   Cumulative translation adjustment              0            (4,630)            0
   Treasury stock - at cost, 218,100
      shares.                              (204,710)         (204,710)      204,710
       Total stockholders'(deficiency)
         equity                            (393,378)       (2,879,165)       83,358
       Total liabilities and stockholders'
         (deficiency) equity           $    430,294     $   9,822,570    $  732,844


                              See accompanying notes.


                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY
                   Consolidated Statement of Operations
                                (UNAUDITED)

                                        ----------12 Weeks Ended-------  -------40 Weeks Ended-------

                                        December 30,    December 31,     December 30,    December 31,
                                          1995              1994            1995               1994
    Net sales                           $      0        $      0         $        0       $       0
     Cost of sales                             0               0                  0               0
                                         _______         _______           ________        ________
    Gross profit                               0               0                  0               0
     Selling, general and
      administrative expenses            (84,914)              0           (356,115)              0
                                         ________       ________           _________     __________

    Operating loss                       (84,914)              0           (356,115)              0
     (Loss) on sale of Assets             (3,042)              0             (3,042)              0
      Interest (net)                       3,988               0             12,317               0

    Net loss before Pref.Dividend        (83,968)              0           (346,840)              0
      Preferred dividend                 (15,283)              0            (50,943)              0
                                         ________        _______           _________     __________
    Net loss from
      Continuing Operations              (99,251)              0           (397,783)              0
      Loss from Discontinued
      Operations                        (672,742)      ( 228,796)        (3,432,032)     (1,273,188)
      Excess of UK subsidiary
      cumulative losses
      over investment                  5,466,636               0          5,466,636               0
                                       _________        _________         _________      __________
     Net Profit/(Loss)                $4,694,643     $ ( 228,796)       $ 1,636,821     $(1,273,188)
                                       =========       ==========         =========      ===========
     Profit/(Loss) per share of common stock

     (Loss) from continuing operations $   (0.04)    $     (0.00)       $    (0.17)     $     (0.00)
     Profit (Loss) from discontinued
                    operations              1.99           (0.14)             0.89            (0.76)

     Net Profit (Loss) per share       $    1.95     $     (0.14)       $     0.72      $     (0.76)

     Weighted average number
       of common shares outstanding    2,408,307       1,669,336         2,260,599        1,669,336

                                 See accompanying notes.


                      CORNICHE GROUP INCORPORATED AND SUBSIDIARY
                            Consolidated Statement of Cash Flows
                                    (UNAUDITED)

                                         ----------40 Weeks Ended----------
                                        December 30,            December 31,
                                            1995                       1994

Cash flows from operations:
     Net loss income from continuing    $  (397,783)            $     0
        operations

Adjustments to reconcile net (loss)
   from continuing operations to  net
   cash used in operating activities:
     Depreciation                             1,652                    0
     Loss on sale of assets                   3,042                    0

Changes in assets and liabilities,
     Increase in prepaid expenses          (142,785)                   0
     Increase in other receivables          (67,646)                   0
     Increase in account payable            270,280                    0
     Decrease in accrued liabilities       (170,054)                   0
     Decrease in notes payable               (4,613)                   0
     Increase in dividends payable           50,943                    0
                                           _________             ________

Net cash used in continuing operations     (456,964)                   0
                                           _________             ________
Net cash used in discontinued operations   (331,336)                   0
                                            ________             ________
    Net cash used in operating
      activities and
      carried forward                     $ (788,300)            $      0
                                           _________             ________




                          See accompanying notes



               CORNICHE GROUP INCORPORATED AND SUBSIDIARY
                Consolidated Statement of Cash Flows
                            (UNAUDITED)


                                         -------40 Weeks Ended-------

                                          December  30,    December 31,
                                                1995           1994


Net cash used in operating activities
   and brought forward                   $  (788,300)        $     0
                                            _________         _______
Cash flows from investing activities:
   Payments to acquired fixed assets          (8,926)              0
   Proceeds from sale of assets                3,000               0
                                             ________         _______
Net cash used in investing activities         (5,926)              0
                                             ________         _______
Cash flows from financing activities
   Issue of common stock for cash            794,336               0
                                             _______          _______
Net cash provided by financing               794,336               0
                                             _______          _______
Net increase in cash                             110               0

Cash at beginning of period                      100               0
                                             _______          _______
Cash at end of period                            210               0
                                             =======          =======

                          See accompanying notes.



                CORNICHE GROUP INCORPORATED AND SUBSIDIARY
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - The Company

            Corniche Group Incorporated (hereinafter referred to as the "Company" or "CGI") as a result of a reverse acquisition with Corniche Distribution Limited and its Subsidiaries ("Corniche") (see "Reverse Acquisition" below), has been engaged in the retail sale and wholesale distribution of stationery products and related office products including office furniture in the United Kingdom. The operating subsidiaries of Corniche are Chessbourne International Limited ("Chessbourne"), The Stationery Company Limited ("TSCL"), and Kassel Limited ("Kassel").

            Corniche experienced large operating losses and net cash outflows from operating activities in fiscal 1995 and in the forty weeks to December 30, 1995 resulting in a significant reduction in working capital during that period. The Company has been unsuccessful in seeking interim financing to resolve its liquidity problems. Additionally, the Company has not been able to convert a significant portion of its bank debt to equity. As a result receivers were appointed to Corniche's subsidiaries, Chessbourne and TSCL on February 7, 1996 by their primary bankers and secured lender, Bank of Scotland and it is anticipated that Corniche will be placed in receivership on February 28, 1996. (See Notes 2 & 3)

Note 2 - Basis of Presentation

            The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 30, 1995, and the results of operations and cash flows for forty weeks ended December 30, 1995 and December 31, 1994. The results of operations for the forty weeks ended December 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

             The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Significant losses were incurred during the forty weeks to December 30, 1995, and in the fiscal year ended March 25, 1995, resulting in a working capital and a stockholders' deficiency as of December 30, 1995 and March 25, 1995. Management of Corniche had taken several steps to reduce the amount of cash used by operations, including relocation of its corporate facilities and reducing staffing levels and other operating expenses. However a receivership proceeding involving the operating subsidiaries of the Company was commenced on February 7, 1996 and it is anticipated that the UK holding company, Corniche Distribution Limited, will be placed in receivership on February 28, 1996. The receivership will result in the loss of all of the Company's operations and operating assets and will eliminate most liabilities. Accordingly the operating activitivies of the UK subsidiaries have been classified as a discontinued operation and the excess of the UK subsidiary's cumulative losses over the Company's investment is included in the income statement for the twelve and forty weeks to December 30, 1995. In addition, the UK subsidiaries have been removed from the balance sheet as of December 30, 1995 and the audited balance sheet as of March 25, 1995 has been restated on a proforma basis to reflect the removal of the UK subsidiaries as of that date. This significantly reduces the Company's stockholder equity deficiency. The adjustments necessary to eliminate the UK subsidiaries are set out in Note 3. The Company's ability to continue as a going concern may depend on its ability to obtain outside financing sufficent to support it pending completion of a contemplated acquisition and its ability to obtain financing and consummate the acquisition. There can be no assurance given that the Company will obtain such short-term or long-term outside financing or complete the pending acquisition.

            Effective October 1, 1995 the Company declared a one-for-ten reverse stock split and all numbers of shares and share values stated herein reflect such reverse split unless otherwise noted.

      Note 3 - Subsequent Event

            Receivers were appointed to Chessbourne and TSCL on February 7, 1996 and are anticipated to be appointed to Corniche on February 28, 1996. Proforma financial statements reflecting the impact of these receiverships and the adjustments necessary to eliminate these companies from the balance sheet are as follows:


PROFORMA BALANCE SHEET

                                     Consolidated        Elimination       Proforma
                                      December 30,       of Subsidiary     December 30,
                                        1995                                 1995


ASSETS
Current assets:

  Cash                                $  45,433            $ 45,223        $     210
  Accounts receivable                   679,297             679,297                0
  Allowances for doubtful accounts      (34,146)            (34,146)               0
  Notes receivable                      200,000                   0          200,000
  Inventory                           2,120,367           2,120,367                0
  Prepaid expenses                    1,372,141           1,229,356          142,785
  Other Receivables                      86,067                   0           86,067
                                      _________            _________         _______
       Total current assets           4,469,159           4,040,097          429,062

Other assets:
  Property and equipment-at cost, net 1,781,126           1,779,894            1,232
  Intangible assets-at cost, net      1,788,499           1,788,499                0
                                      _________           _________          _______
        Total assets                $ 8,038,784         $ 7,608,490        $ 430,294
                                     ==========           =========          =======
LIABILITIES

 Current liabilities:
   Notes payable                      2,026,387           2,014,708           11,679
   Note payable of debt compromise            0             (77,630)          77,630
   Trade accounts payable             4,792,996           4,467,350          325,646
   Current portion of long-term debt    700,476             700,476                0
   Dividends payable                     72,897                   0           72,897
   Accrued liabilities                1,581,497           1,245,677          335,820
   Deferred income                       69,067              69,067                0
   Payroll and sales tax payable        994,342             994,342                0
                                     __________           _________          _______
     Total current liabilities       10,237,662           9,413,990          823,672
                                     __________           _________          _______


Long-term liabilities:
   Long-term debt                     3,358,962           3,258,962                0
   Deferred income                      212,108             212,108                0
   Deferred credit                       33,805              33,805                0

    Total long-term liabilities       3,504,875           3,504,875                0

    Total liabilities                13,742,537          12,918,865          823,672

Cumulative redeemable preference
   shares and Class B Ordinary Shares   156,261             156,261                0

Commitments and contingencies (Note  11)
Stockholders' (deficiency) equity:

   7% cumulative convertible preferred
      stock  authorized and issued 1,000,000
      shares, and outstanding 946,069
      shares                            946,069                   0          946,069
   Common stock, $0.10 par value,
      authorized- 30,000,000 shares,
      issued 2,623,457 (December 30, 1995)
      and 2,119,857 (March 25, 1995)    262,345                   0          262,345
   Additional paid-in capital           793,976                   0          793,976
   (Accumulated deficit) retained
        earnings                     (7,754,330)         (5,563,272)      (2,191,058)
                                     (5,751,940)         (5,563,272)        (188,668)
   Cumulative translation adjustment     96,636              96,636                0
   Treasury stock - at cost, 218,100
      shares.                          (204,710)                  0         (204,710)

       Total stockholders' (deficiency)
          equity                     (5,860,014)         (5,466,636)        (393,378)

       Total liabilities and stockholders'
         (deficiency) equity        $ 8,038,784         $ 7,608,490        $ 430,294




CONSOLIDATED STATEMENT OF OPERATIONS

The "Consolidated Statements of Operations" for the twelve and forty weeks ended December 30, 1995 and for the corresponding periods in 1994 were as follows before the impact of the receivership proceedings involving the UK operating subsidiaries.

                                     12 Weeks Ended                40 Weeks Ended
                                 12/30/95       12/31/94        12/30/95        12/31/94
Net Sales                       3,141,628       5,612,330     $ 12,370,716    $ 16,311,552
   Cost of Sales               (1,786,921)     (3,693,511)      (8,554,569)    (11,667,351)
                                __________     __________       ___________
Gross Profit                    1,354,707       1,918,819        3,816,147       4,644,201
  Selling, general &
    0admin.exps                (1,960,863)     (2,001,600)      (7,086,773)     (5,527,519)

Operating Loss                   (606,156)        (82,781)      (3,270,626)       (883,318)
   (Loss) gain on sale
     of equipment                   1,122              42           (6,563)          1,308
   Interest expense, net         (151,676)       (146,057)        (501,683)       (391,178)

Net Loss before preferred
stock dividend                   (756,710)       (228,796)      (3,778,872)     (1,273,188)
   Preferred stock dividend       (15,283)     (    -    )         (50,943)     (     -   )

Net Loss                       $ (771,993)     $ (228,796)    $ (3,829,815)   $ (1,273,188)

Loss per share of common stock $    (0.32)     $    (0.14)    $      (1.69)   $      (0.76)

Weighted average number of
  common shares outstanding     2,408,307       1,669,336 `       2,260,599      1,669,336


Note 4 - Inventories

            Inventories are valued at the lower of cost (first in, first out method) or market for wholesale inventories. The retail inventory method is used for inventory in retail stores.

     Inventories consist of:

                       December 30, 1995                March 25, 1995
                          (unaudited)                    (audited)

     Wholesale          $1,205,069                       $1,906,300
     Retail                915,298                        1,240,007
                         __________                       __________
                        $2,120,367                       $3,146,307



     Reserves for slow-moving inventory as of December 30, 1995 and March 25, 1995 were approximately $98,938 and $40,224, respectively.

Note 5 - Commitments, Contingencies and Other

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

      CGI and certain of its former officers and directors were involved in
a  shareholders' derivative action filed in Delaware Chancery  Court.   The
causes of action asserted included breach of fiduciary duty, breach of duty of  care  and  trust  of the Company's shareholders, gross  negligence  and mismanagement,  as well as common law conspiracy and aiding  and  abetting.
The  court  granted  the Company's motion to dismiss by Opinion  and  Order dated  May  2,  1995.  The Company has instituted its own action  in  State
Court in New Jersey against its former chief executive officer, Efriam
Landa.  The complaint was filed on May  4,  1995.  Mr.  Landa answered on
October 16, 1995 and asserted counterclaims  seeking (a)  reimbursement of defense costs in the derivative action  and  related investigations by the Securities and Exchange Commission ("SEC")  and  the United  States
Attorney for the District of New Jersey and (b) damages  for breach  of his employment contract.  No further action has been  taken  to date in this matter.

      There are other lawsuits and claims pending against the Company which arose in the normal course of business. In the opinion of management, none of these actions are expected to have a material adverse effect on the Company's financial position.


Note 6 - Income Taxes

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


Note 7 - Acquisitions

       On  March 31, 1995 Corniche acquired seven retail stationery stores.
The   consideration  paid  totaled  approximately  $772,000  and  was  paid substantially by way of the assumption of liabilities.  The acquisition has been accounted for under the purchase method of accounting.

       The results of operations of those stores from the date of acquisition have been included in the Company's consolidated statement of operations.


      The assets acquired and liabilities assumed (in thousands) on acquisition are as follows:

            Fair value of assets acquired $   374
            Goodwill                          772
            Cash paid                         (25)
                                              ____
            Liabilities assumed           $ 1,121


Note 8 - Stockholders Equity

        Effective October 1, 1995 the Company declared a one-for-ten reverse stock spilt and all numbers of shares and share values stated herein reflect such reverse split unless otherwise noted.

        During  the  forty weeks ended December 30, 1995 the Company  sold
478,600 shares of common stock pursuant to an equity private placement through NWCM Limited at an aggregate purchase price of $957,200 which resulted in net proceeds to the Company after commissions of $794,336.

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

       The  results of operations for the forty weeks to December 31,  1994 relate to Corniche and its subsidiaries only.  The results of operations of
Corniche Group Incorporated have been included from March 2, 1995, the date of the Corniche acquisition.

      The Company's functional currency is the British pound sterling. The average exchange rates used in converting pounds sterling to U.S. dollars was 1.5867 for the forty weeks to December 30, 1995 and 1.5144 for the corresponding period in 1994.

Results of Operations

Overview

       The Company experienced large operating losses and net cash outflows from  operating activities during the forty weeks to December 30, 1995  and in  fiscal  1995  resulting in a significant reduction of  working  capital during  that period and a stockholders deficiency of $5,741,424 at December
30,  1995.   This  reduction  in  working capital  has  adversely  affected operating  performance, as both Chessbourne and TSCL have encountered  much
difficulty  in replenishing inventory of key product lines.   In  addition,
management  has been unable to develop its retail activities or extend  its
"Style" and "Memo" brand product lines as planned by management due to lack
of  capital.   While  management had taken several steps towards  improving future financial results and reducing the amount of cash used by operations
(including  relocation  of its corporate facilities and  reducing  staffing levels  and other operating expenses), a receivership proceeding  involving the  operating  subsidiaries of the Company was commenced  on  February  7,
1996.   The  Company  had been unsuccessful in its  efforts  to  convert  a significant portion of its bank debt to equity.  Additionally, the  Company had not achieved an interim financing to address the liquidity problems  of its wholesale and retail stationery businesses.  As a result receivers were appointed  for the Company's UK operating subsidiaries-Chessbourne  Limited and  The  Stationery  Company Ltd.- by their primary  bankers  and  secured lender,  the  Bank of Scotland, on February 7, 1996, and it is  anticipated that the UK holding company-Corniche Distribution Limited-will be placed in receivership on February 28, 1996.  The receiverships result in the loss of all of the Company's operations.

       Notwithstanding  the loss, the Company intends to  continue  in  the retail  stationery business by attempting to consummate an  acquisition  in
the  UK.   In  October  1995  the Company announced  that  it  had  reached agreement  in principal to acquire a major stationery retailer  in  the  UK subject to financing, due diligence and final documentation.  Due diligence is now largely complete and the Company has signed legally binding heads of terms  for  an  acquisition, subject only to financing  and  more  complete
documentation.   The  purchase price is expected to  be  approximately  $17 million,  payable  $12.5 million in cash, $3 million  by  a  note,  and  $1 million in shares of the Company's Common Stock.  The Company believes that the  acquisition  target has achieved good profit  and  revenue  growth  in recent  years and now trades from nearly 100 retail outlets throughout  the
UK,  making it the country's largest specialist stationery retailer.   Such
retail outlets include certain of the former outlets of the Company,  which were  acquired by the acquisition target from the subsidiary's receiver  on or about February 8, 1996.

       The  receivership  not only removes all of the  Company's  operating assets, but also eliminates most liabilities (including over $5 million  in bank debt).  The Company's liabilities exceeded its assets by approximately
$5.4  million  at  December  30,  1995.   This  significantly  reduces  the
Company's  stockholder equity deficiency to approximately $393,378.   While
no  assurances  can  be given that the Company will be able  to  raise  the
necessary   financing  or  otherwise  complete  the  proposed  acquisition,
management   believes  (based  on  continuing  discussion   with   proposed
investment  bankers for the transaction) that this reduction in liabilities will  assist in negotiating the financing required to complete the proposed acquisition.

       In  a  related transaction, Brian Baylis and Susan Crisp, the  chief
executive  officer  and  chief  financial  officer  of  the  Company,   who
collectively  own  approximately 45% of the Company's  common  stock,  have agreed  to  pledge their shares as collateral against the  shortfall  which will  be  incurred by the Bank of Scotland in the receivership  proceeding.
The  Company  is also issuing a 180-day note in the amount of approximately
$75,000  to  settle  certain  claims involving  its  Corniche  Distribution
Limited subsidiary and the Bank of Scotland.

Period to Period Comparison

       While the Company's Statement of Operations included the results of its UK subsidiaries, as a "Loss From Discontinued Operations" line entry,
Note 3 to the financial statements sets out a proforma statement of operations in detail. The following discussion and analysis of results should be read in conjunction with such proforma financial statements.

       Net revenues in the forty weeks ended December 30, 1995 decreased by
$3,940,836 to $12,370,716, a 24.16% decrease on the corresponding period in
1994.   Net  revenues in the twelve weeks ended December 30, 1995 decreased by  $2,470,702 to $3,141,628, a 44.02% decrease on the corresponding period
in  1994.   Such decreases in net revenues are due mainly to a shortage  of key inventory lines, particularly in Chessbourne, which have been partially offset by increased net revenues from the Company's retail operations.  The following  table sets out the net revenues by category for the  twelve  and forty weeks to December 30, 1995 and the corresponding period in 1994:


                             12 Weeks Ended                     40 Weeks Ended
                      December 30,    December 31,          December 30, December 31,
                         1995            1994                  1995          1994
Wholesale activities $    362,071    $3,135,336        $ 4,971,353      $10,394,072
Retail activities       2,779,557     2,476,994          7,399,363        5,917,480
Total                $  3,141,628    $5,612,330        $12,370,716      $16,311,552

       Net revenues from wholesale activities in the twelve weeks to December 30, 1995 decreased by $2,773,265 or 88.5% from the corresponding period in 1994 and by $5,422,719 or 52.2% in the forty weeks to December 30, 1995.

       The Company's inability to replenish inventory, particularly of key product lines, had a very significant impact on net revenues achieved, not least because some major customers are unwilling to purchase from the Company unless a complete product range is available. In addition the Company had to forego wholesale revenues through not being able, for part of the period, to pass on cost price increases to its customers. These problems were compounded by shortages of some paper products on the world market.

       Net revenues from retail activities in the twelve weeks to December 30, 1995 increased by $302,563 or 12.21% as compared to the corresponding period in 1994. Of this increase approximately $773,000 was generated by stores opened in fiscal 1995 and the 7 stores acquired on March 31, 1995. These revenue increases were partially offset by lost revenues of approximately $395,000 through the closure of underperforming stores. Stores trading in the twelve week period during both 1995 and 1994 suffered a decrease in net revenues of approximately $75,000 in 1995 as compared to the corresponding period in 1994. Retail activity net revenues increased by $1,481,883 or 25.04% in the forty weeks to December 30, 1995 as compared to the corresponding period in 1994. This increase comprises approximately $2,324,000 generated by new stores, approximately $387,000 generated by stores trading in both 1995 and 1994 and lost revenues of approximately $1,229,000 through the closure of underperforming stores.

       Gross profit decreased by $564,112 or 29.40% in the twelve weeks to December 30, 1995 and by $828,054 or 17.83% in the forty weeks to December 30, 1995 as compared to the corresponding periods in 1994. The following table sets out gross profit by category for the twelve and forty weeks to December 30, 1995 and the corresponding period in 1994:

                                         12 Weeks Ended          40 Weeks Ended
                                 December 30,  December 31,  December 30,  December 31,
                                    1995        1994            1995           1994
Wholesale activities            $   52,975   $  528,309    $  408,612      $1,755,882
Retail activities                1,301,732    1,390,510     3,407,535       2,888,319
                                 _________    _________     _________       _________
Total                           $1,354,707   $1,918,819    $3,816,147      $4,644,201
                                 =========    =========     =========       =========

       Gross profit from wholesale activities as a percentage of net revenues decreased to 14.63% in the twelve weeks to December 30, 1995 as compared to 16.85% in the corresponding period in 1994. The gross profit percentage in the forty weeks to December 30, 1995 decreased to 8.22% as compared to 16.89% in the corresponding period in 1994. Such decreases are primarily the result of cost price increases not being passed on to customers and an imbalance in the mix of product sold. Retail activity gross profit as a percentage of net revenues decreased for the twelve weeks to December 30, 1995 to 46.83% as compared to 56.14% for the corresponding period in 1994 and to 46.05% for the forty weeks to December 30, 1995 as compared to 48.81% for the corresponding period in 1994.

       Selling, general and administrative expenses for the twelve weeks to December 30, 1995 decreased by 2.04% or $40,737 to $1,960,863 as compared to the corresponding period in 1994 and increased by 28.21% or $1,559,254 to $7,086,773 in the forty weeks to December 30, 1995. The following table sets out selling, general and administrative expenses by business activity for the twelve and forty weeks to December 30, 1995 and the corresponding period in 1994:

                                         12 Weeks Ended           40 Weeks Ended
                                 December 30,  December 31,    December 30,   December 31,
                                   1995            1994           1995           1994
Wholesale activities            $  263,286      $  361,435    $1,479,437       $1,673,441
Retail activities                1,356,293       1,458,470     4,623,489        3,308,994
Other                              341,284         181,695       983,847          545,084
                                 _________       _________     _________        _________
Total                           $1,960,863      $2,001,600    $7,086,773       $5,527,519
                                 =========       =========     =========        =========

        Retail activity selling, general and administrative expenses decreased by 7.01% or $102,177 in the twelve weeks to December 30, 1995 as compared to the corresponding period in 1994. An increase of approximately $335,000 results from the operation of new retail stores which was offset by a reduction in expenses of approximately $212,000 as a result of the closure of stores and approximately $226,000 in expenses incurred by those stores operated in both 1995 and 1994. Retail activity selling, general and administrative expenses increased by $1,314,495 or 39.72% in the forty weeks to December 30, 1995 as compared to the corresponding period in 1994. Approximately $1,273,000 of this increase results from the operation of new stores and approximately $505,000 is the increase in expenses incurred by those stores operated in both 1995 and 1994. Such increases have been partially offset by a reduction in expenses of approximately $463,000 as a result of the closure of stores.

       The reverse acquisition of CGI on March 2, 1995 increased selling, general and administrative expenses in the twelve weeks to December 30, 1995 by approximately $59,000 and by approximately $204,000 in the forty weeks to December 30, 1995. The principal elements of these corporate expenses are insurance and professional fees.

       As a result of the foregoing the Company recorded an operating loss of $606,156 in the twelve weeks to December 30, 1995 as compared to an operating loss of $82,781 in the corresponding period in 1994 and an operating loss of $3,370,626 in the forty weeks to December 30, 1995 as compared to an operating loss of $883,318 in the corresponding period in 1994.

       Net  interest  expense  in the twelve weeks  to  December  30,  1995 increased by $5,619 to $151,676 as compared to $146,057 in the corresponding period in 1994. The increase in the forty weeks to December 30, 1995 was $110,505 from the corresponding period in 1994. These increases are due primarily to increased utilization of bank credit lines generally throughout the group.

Liquidity and Capital Resources

       During the 40 weeks to December 30, 1995, there were net cash outflows from operating activities of $527,479, which together with certain non-operating activities were financed by increased bank loans of $232,375 and net proceeds from the issuance of common stock of $794,336. This net cash outflow principally resulted from the Company's net loss and investments in corporate facilities and new stores. During the 40 weeks to December 30, 1995, the Company relied on revenues from sales, increased bank loans, net proceeds from the issuance of common stock and trade credit to meet its working capital requirements and other operating needs.

       Although management has taken several steps to reduce the amount of cash used by operations, including rationalization of corporate facilities and reducing staffing levels and other operating expenses, the Company's operations could not provide sufficient internally generated cash flows to meet its projected requirements. To supplement the funding of its operations, the Company obtained net cash proceeds from a bridge loan of $250,000 from an unaffiliated third party. In connection with this loan, the Company entered into an agreement to repay $300,000 on November 30, 1995 and assigned a security interest to the lender in the Company's accounts receivable and inventory as collateral for the loan. Subsequently, in March 1995, the lender converted the loan into 150,000 shares of the Company's common stock and the collateral referred to above was released.

      Simultaneously with the Company's acquisition of Corniche on March 2, 1995, NWCM Limited, a Hong Kong investment banker, agreed, on a staggered basis, to raise up to $5,000,000 of new equity capital on a "best efforts" basis. The offer was limited to experienced, sophisticated investors who are "non-U.S. persons" under Regulation S of the United States Securities Act of 1993. An initial offer of 600,000 shares was made at a price of $2.00 per share. Through the conclusion of the offering 528,600 of such shares were sold at an aggregate purchase price of $1,057,200, which resulted in net proceeds to the Company after commissions of $894,336.
Pursuant to the transaction, the Company paid NWCM a fee of $50,000. In addition, NWCM has received and will receive a sales commission of 10% and a non-accountable expense allowance equal to 2% of the aggregate purchase price of the stock sold. The Company has also agreed to indemnify NWCM for certain liabilities arising from the transaction. If through subsequent offerings, NWCM raises an aggregate of $5 million, NWCM will be granted a warrant entitling it to purchase a number of shares equal to 10% of the shares sold, exercisable for five years commencing six months after completion of the offering. Further, the Company will pay NWCM or one of its affiliates $5,000 per month for a period of one year, commencing 30 days after it has raised $5 million in the aggregate, as retainer for general investment banking services. There can be no assurance that the Company will raise additional equity.

       As a result of the operating losses incurred in the 40 weeks to December 30, 1995 and in fiscal 1995 and the consequential lack of capital, the Company's primary banker and secured lender in the UK, Bank of Scotland, appointed receivers to Chessbourne and TSCL on February 7, 1995. Additionally it is aniticipated that receivers will be appointed to Corniche, the UK holding company, on February 28, 1995.

      The Company's ability to continue as a going concern may depend on its ability to obtain outside financing sufficient to support its pending completion of a contemplated acquisition and its ability to obtain financing and consummate the acquisition. There can be no assurance given that the Company will obtain such short-term or long-term outside financing or complete the pending acquisition.

PART II - OTHER INFORMATION


Item 1.     LEGAL PROCEEDINGS

            Reference is made to the legal proceedings described in Note 3 to the Unaudited Consolidated Financial Statements in Item 1 of this report.



Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits - none.

      (b) The Company filed a report on Form 8-K on February 12, 1996 relating to a receivership proceeding involving the Company's UK operating subsidiaries.



                                 SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 28, 1996            CORNICHE GROUP INCORPORATED



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