Form 10-Q/A
period 1995-12-30
CORNICHE GROUP INC /DE
filed 1996-04-02
CIK 320017

FORM 10-Q/A

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended   December 30, 1995
                                    OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Dated:  April 2, 1996            CORNICHE GROUP INCORPORATED



                                        By: /s/ James Fyfe
                                            ___________________________
                                                James Fyfe
                                                Chief Operating Officer and
                                                Assistant Secretary