Form 10-K
period 1996-04-30
CORNICHE GROUP INC /DE
filed 1997-04-29
CIK 320017

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549



                                       FORM 10-K

     (Mark One)
     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended March 31, 1996
                                         OR

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________ to ________________

                      Commission file number:  0-10909

                         CORNICHE GROUP INCORPORATED
               (Exact name of registrant as specified in its charter)

                   Delaware                           22-2343568
     (State or other jurisdiction of                (I.R.S. employer
     incorporation or organization)                Identification No.)

            Wayne Interchange Plaza I
          145 Route 46 West, Wayne, NJ                   07974
     (Address of principal executive offices)           (Zip code)

Registrant's telephone number, including area code:  (201) 785-3338

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $.10 par value
                               (title of class)


     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes [ X ]   No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

                             [Cover page 1 of 2]

                            [Page 1 of 210 pages]
                         [Exhibit Index at page 59]

                             $904,604 as of March 19, 1997
                     (Aggregate market value of the voting stock
                       held by non-affiliates of registrant)


                 2,412,278 shares, $.10 par value, as of March 19, 1997
        (Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date)


                        DOCUMENTS INCORPORATED BY REFERENCE


                   Annual Reports on Forms 10-K of Registrant for the years ended March 25, 1995 and September 30, 1994

                            Proxy Statement of Registrant --
                   September 28, 1995 Annual Meeting of Stockholders




                             [Cover Page 2 of 2 pages]

PART I

ITEM 1.  BUSINESS

History

     Registrant was incorporated in Delaware on September 18, 1980 under the name Fidelity Medical Services, Inc. On July 28, 1983 Registrant changed its name to Fidelity Medical, Inc. From its inception through March 1995 Registrant was engaged in the development, design, assembly, marketing and sale of medical imaging products through its wholly-owned subsidiary, Fidelity Medical, Inc., a New Jersey corporation ("FMI"). On March 2, 1995 Registrant acquired Corniche Distribution Ltd. ("CDL"), a United Kingdom ("UK") corporation established in 1992. At such time, CDL was a holding company for two operating subsidiaries, Chessbourne International Ltd. ("Chessbourne"), a distributor/supplier of stationery products and office furniture, and The Stationery Company Limited ("TSCL"), a stationery retailer. The acquisition of CDL resulted in the former shareholders of CDL, Brian J. Baylis and Susan A.M. Crisp, owning a majority of the outstanding common shares of Registrant after the acquisition and was treated as a recapitalization of CDL with CDL being treated as the acquirer. Accordingly, Registrant changed its fiscal year to the last Saturday in March of each year in order to conform to the fiscal years of its UK operating subsidiaries and, unless otherwise indicated, the financial information and data thereafter contained in Registrant's financial reports related to the operations of CDL alone for periods prior to March 2, 1995. At the time of the CDL acquisition, CDL owned 51% of the common stock of Chessbourne, the other 49% being owned by an unrelated entity, Ronatree Limited ("Ronatree"), a property investment company. In connection with the CDL acquisition, Registrant acquired the 49% interest of Ronatree in Chessbourne by issuing to Ronatree 25,000 shares of its common stock. At such time and in furtherance of the CDL acquisition, Registrant also issued 215,150 shares of its common stock to Chester Holdings, Ltd ("Chester"), a Colorado corporation, in order to induce Chester to agree to terminate a pre-existing agreement giving Chester the right to acquire CDL and to further induce Chester to forgive approximately $71,000 of net indebtedness owing to Chester by CDL and its subsidiaries.

     Effective March 25, 1995, Registrant sold its wholly-owned medical imaging products subsidiary, FMI, to Chester in exchange for the 215,150 shares of Registrant's common stock previously issued to Chester in connection with Registrant's acquisition of CDL and Chester's Promissory Note and Option Agreement dated as of March 25, 1995 (the "Note and Option Agreement"). The Note and Option Agreement contained an 8% promissory note from Chester to Registrant in the principal amount of $200,000 due October 1, 1995 (the "Note"). It also included an option, in favor of Registrant, to apply the unpaid principal balance and accrued interest due on the Note to the purchase of shares of FMI, Chester or any other parent company to which Chester may have transferred the FMI stock, at the fair market value of such shares. Registrant's medical imaging products business had been generating significant losses for a number of years resulting in the decision to dispose of the medical imaging products business and to focus Registrant's business operations on the development and expansion of its stationery operations. The Note was not paid by Chester on its due date. However, during the period May 1996 through July 1996 Chester paid Registrant $125,000 of the principal sum due Registrant under the Note. All accrued interest due under the Note and the remaining principal balance of $75,000 has not been paid as of the date hereof. Registrant expects to exercise the option applicable to the unpaid balance on the Note to purchase voting shares of Medical Laser Technologies, Inc., the corporate parent of FMI, although no assurance can be given that this will prove to be the case.

     Following the sale of FMI, Registrant's business operations consisted of the retail stationery operations and brand marketing and stationery wholesale operations of TSCL and Chessbourne respectively. These operations were funded in large part from loans made by the Bank of Scotland, Registrant's primary lender, to each of CDL, TSCL and Chessbourne over a period of several years. In accordance with customary UK practice, the Bank of Scotland, when making such loans obtained security for these loans by means of mortgages over fixed assets ("Fixed Assets") and debentures over pools of assets which by their nature will change from time to time ("Floating Changes"). Such security interests in the assets of each of CDL, TSCL and Chessbourne were reflected in documents known as Fixed and Floating Charges. The Bank of Scotland executed Fixed and Floating Charges with CDL, TSCL and Chessbourne on April 7, 1995, November 16, 1993 and March 27, 1987, respectively. The Fixed and Floating Charges contained powers for the Bank of Scotland to appoint an administrative receiver for the assets covered by the security interests. Registrant experienced large operating losses and net cash outflows from operating activities during fiscal 1996 resulting in severe liquidity problems. Registrant was unable to secure badly needed interim financing either in the form of additional loans or the conversion of bank debt to equity. Consequently, the Bank of Scotland had Chessbourne and TSCL placed into receivership in the UK on February 7, 1996 and had CDL placed into
receivership in the UK on February 28, 1996.   Since such time, Registrant has
been inactive.


General

     During the period March 26, 1995 through February 7, 1996 Registrant was engaged in the retail sale and wholesale distribution of stationery and related office products, including office furniture, in the UK through Chessbourne and TSCL. Chessbourne's operations consisted of the distribution and sale at wholesale of a wide variety of branded stationery products in England and Scotland, including products distributed under Chessbourne's proprietary "Style" brand. TSCL's business consisted of the operation of retail stationery stores in England. Prior to March 25, 1995, Registrant was engaged in the development, design, assembly, marketing and sale of medical imaging products through its wholly-owned subsidiary, FMI. As of March 25, 1995, Registrant discontinued those operations and sold that business to Chester. Such sale was intended to enable Registrant to terminate the significant cash outflows and operating losses being realized from the operation of the medical imaging products business and to permit it to focus its efforts and resources on its newly-acquired U.K. stationery business.

     On March 31, 1995 TSCL acquired seven fully operational retail stationery stores. The consideration paid totaled approximately $772,000 and was paid substantially by way of the assumption of liabilities. The assets acquired were independently valued at approximately $374,000 and in addition to assumption of liabilities in the amount of approximately $1,121,000, TSCL also paid $25,000 in cash. The liabilities assumed comprised a bank loan ($320,000), trade payables ($383,000) and amounts due to Chessbourne and TSCL of approximately $418,000. The bank loan carried an interest rate of 2% over the lending bank's primary rate and was collateralized by the assets of TSCL.

     In June 1995, CDL acquired a freehold interest in a Leek, Staffordshire warehouse and office facilities for a cash consideration of approximately $240,000. The consideration was partly funded by a $152,000 fifteen year business loan from Lloyds Bank Plc, banker and secured lender to CDL. The loan was secured by a mortgage on the property which became due following the institution of receivership proceedings. The loan carried a variable interest rate which was .85% per month at the time the loan was made. Principal and interest due on the loan were repayable in equal monthly installments over the term of the loan. The Leek facilities had been occupied by TSCL under lease from a non-affiliated landlord since July 1994. These facilities were used for the storage and distribution of inventory for TSCL and also housed the marketing, buying and administrative functions of Chessbourne and TSCL.


Operations of Chessbourne

     CDL's wholesale stationery operations commenced in October 1993 with its acquisition of Chessbourne. At the time of such acquisition, Chessbourne's business was being operated as a traditional wholesale distribution operation with Chessbourne purchasing and distributing stationery products, office supplies and office furniture manufactured by third parties. Shortly thereafter, Chessbourne's wholesale operations were expanded to include both traditional wholesale distribution activities as well as the development of a line of stationery products to be marketed and sold under Chessbourne's proprietary "Style" brand.

     The customers of Chessbourne's wholesale operations were primarily small, independently-owned stationery and office supply stores, other stationery wholesalers and distributors, several small chain stationery stores and specialist and non-specialist retailers and retail groups. During the 40 week period ended December 30, 1995, approximately 15% of Chessbourne's sales were made to TSCL's retail stores.

     Until April 1995, Chessbourne maintained a large warehouse and filled and shipped orders for stationery and office supply products using its own personnel. In April 1995, however, Chessbourne closed its stationery and office supplies warehouse and entered into an agreement with a third-party warehouse operator to provide warehouse space and order filling and shipping services for its products on a fee-for-service basis. Chessbourne's outsourcing of its warehousing operations was intended both to reduce its costs of operations and to permit Chessbourne to devote a greater portion of its resources to the development and marketing of its "Style" brand products.

     Notwithstanding the closure of its stationery and office supplies warehouse, Chessbourne continued to maintain a warehouse and showroom from which it filled and shipped orders for office furniture using its own personnel. Chessbourne sold its office furniture products to retail sellers of office supplies and office furniture, to designers of office interiors, and to commercial end users. Chessbourne's wholesale stationery business generally shipped goods to fill small orders within five days of receiving orders therefor. Large orders from major customers were generally received well in advance of the requested date. Chessbourne's wholesale sales were primarily made on open account with payment generally being due within 35 days of shipment.

     Through February 1996, when it was placed into receivership, Chessbourne devoted substantial resources to the development and marketing of its line of stationery products and office supplies being marketed and sold under Chessbourne's proprietary "Style" brand. The "Style" brand line of products was intended to be value-oriented while still maintaining a high level of quality. As of February 1996, Chessbourne was using the "Style" brand name on a wide variety of stationery and office supplies and was marketing approximately 500 items under the "Style" brand. Sales of Chessbourne's "Style" brand products accounted for approximately 90% of the Registrant's wholesale sales for the 40 week period ended December 30, 1995 (85% for the comparable period during fiscal 1995). Further development of the "Style" brand was adversely impacted by the Registrant's operating losses and working capital limitations which ultimately resulted in a shortage of key inventory lines.

     Chessbourne did not manufacture any of its "Style" brand products. Instead, Chessbourne designed such products and contracted with various third party manufacturers to manufacture and/or print those products to Chessbourne's specifications. Chessbourne utilized short-term contracts and limited or single production run purchase orders and was not a party to any long-term manufacturing contracts. Chessbourne's customer base for its "Style" brand products included a number of specialist and non-specialist retailers, including TSCL, and distributors and other wholesalers.

     Chessbourne maintained an in-house marketing department to promote its wholesale business and products. Customer awareness of Chessbourne's wholesale operations and its products was achieved through promotional literature, incentives, catalogs, trade shows and in the case of furniture products, brochures. A team of in-house account managers was utilized to increase sales to existing customers and expand the customer base through telemarketing and sales calls. Advertising consisted of brand promotions, seasonal support and direct offers to customers. During the 40 week period ended December 30, 1995, Chessbourne employed approximately 9 people full-time in its wholesale marketing department.

Operations of TSCL

     In addition to Chessbourne's wholesale operations, Registrant, through TSCL, operated a chain of retail stationery stores in the UK which sold social and commercial stationery products, gift items, greeting cards and writing instruments to individuals and large and small businesses. TSCL's stores were primarily designed and operated as traditional stationery and office supplies retail stores. Throughout TSCL's existence as a subsidiary of Registrant, Registrant was constantly seeking to expand the operations of TSCL through the acquisition of similar retail chains and the opening of additional stores in target market areas of the UK. These expansion plans were adversely impacted, however, by Registrant's operating losses and working capital deficiency which ultimately lead to TSCL being placed into receivership on February 7, 1996.

     TSCL's retail stores offered a wide range of social and commercial stationery products. These retail stores sold approximately 2,500 products, including a selection of Chessbourne's "Style" brand products, with approximately 14,000 other products being available within 24 hours by special order. In addition, many of the stores provided business services including printing, binding, photocopying and facsimile transmission and receipt, while others sold a limited range of office furniture. Approximately 80% of the merchandise sold in each store consisted of products sold by all of the retail stores. The balance of approximately 20% of the merchandise offered and sold was specifically tailored to perceived needs of the customers of each individual store.

     Through February 1996, TSCL was attempting to implement a policy to divide its retail stores into two different but related store concepts, each operating under a different trade name. Certain of TSCL's stores were being converted to operate under the trade name "Memo". Each of these stores was operated as conventionally-merchandised stationery store of approximately 1,500 square feet. Each Memo store contained conventional stationery products and standard retail fixturing and relied on conventional merchandising techniques, stylish displays and appropriate point of sale material. These stores were located primarily in more affluent areas within TSCL's geographic retail market.

     The balance of TSCL's stores were being converted to operate as price and value oriented stationery stores under the name "Memo Express". Initially, these stores were approximately the same size as the Memo stores, although TSCL believed that the Memo Express concept and style was adaptable to larger, warehouse-style stores. Memo Express stores featured metal racking in TSCL's corporate colors and "cut case" presentations of products with the intention of highlighting pricing and enhancing the appearance of value. Memo Express stores were intended to be primarily located in areas of significant commercial activity and more working class neighborhoods and marketed to businesses and other cost-conscious buyers. Both retail concepts featured products marketed and sold under the proprietary "Memo" and "Style" brands.

     In addition to promoting uniformity of store design, TSCL was also in the process of developing a value priced line of stationery products to be marketed under its proprietary "Memo" brand. Like Chessbourne's "Style" brand of products, TSCL's "Memo" brand of products was intended to include a broad array of stationery and office supply products. Also, like the "Style" products, TSCL intended to attempt to promote brand loyalty through the use of uniform product packaging. Unlike Chessbourne's "Style" brand products, however, the "Memo" brand products were exclusive to TSCL's retail stores and were planned to be fundamental to generating customer loyalty to those stores. At the time of the February 1996 receivership, TSCL's "Memo" brand product line was still under development and only a limited number of such products had become available in its stores.

     TSCL's retail operations attempted to increase sales by the use of seasonal promotions, in-store promotions, such as sale pricing, and advertising. All of TSCL's promotional activities were conducted by TSCL's management with input from store managers. TSCL also entered into arrangements with manufacturers for special promotions, such as the sale of advertising space on TSCL's retail stores' shopping bags and by special introductory promotions.

Annual Meeting of Shareholders

     On September 28, 1995 Registrant conducted its Annual Meeting of Stockholders. At such meeting (i) Brian J. Baylis, Susan A.M. Crisp, James Fyfe, George Lombardi and Mathew P. Pazaryna were elected as directors of Registrant; (ii) Registrant received approval to change its name from Fidelity Medical, Inc. to Corniche Group Incorporated; (iii) Registrant received approval for a ten for one reverse split of its outstanding common stock to be effective October 1, 1995 and an increase in the par value of each share of common stock from $.01 to $.10; and (iv) Registrant received approval to increase the number of shares of its authorized preferred stock from 1,000,000 shares to 5,000,000 shares. To effectuate the name change, change in par value of common stock, and increase in number of authorized shares of preferred stock, Registrant amended its Certificate of Incorporation on September 28, 1995.


Receivership Proceedings

     As the result of Registrant's inability to overcome its liquidity problems and reverse the trend of recurring and significant operating losses, the Bank of Scotland, Registrant's primary banker and secured lender in the UK, appointed receivers to Chessbourne and TSCL on February 7, 1996 and to CDL on February 28, 1996. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations). The receiverships resulted in the discontinuation of all of Registrant's business operations.

     Under UK law, Registrant is not liable for the liabilities of CDL, TSCL and Chessbourne absent a guarantee or other enforceable promise by Registrant to pay such liabilities. (See "Opinion Letter of Smithsons Solicitors" included herewith and filed with the Securities and Exchange Commission as
Exhibit 99(a).)  Registrant has given no such guarantee or promise and as such
has no liability for the payment thereof.   Similarly, the appointment of an
administrative receiver in respect of the assets of CDL, TSCL and Chessbourne has no effect on the assets of Registrant. Notwithstanding the foregoing, the receivers for CDL made certain claims against Registrant for sums allegedly owed to CDL by Registrant in connection with a contested share issue. To resolve such dispute, a Compromise Agreement dated March 4, 1996 between Registrant, CDL and the receivers for CDL was entered into which had the effect of releasing Registrant from any and all liability to CDL upon
performance by Registrant of its obligations under that agreement.   In
connection therewith Registrant issued a promissory note to the Bank of Scotland, the secured creditor of CDL, in the principal amount of 50,000 pounds sterling (£50,000). On January 30, 1997, Registrant paid off the
Note in full, including all interest accrued thereon through the date of payment and executed a Mutual Release with the Bank of Scotland (See Item 1. Business - Subsequent Events).

     In connection with the receiverships, Brian J. Baylis and Susan A.M. Crisp, Registrant's then chief executive officer and chief financial officer, who collectively owned approximately 45% of Registrant's outstanding common stock entered into pledge agreements (the "Pledge Agreements") whereby they pledged their common shares of Registrant to the Bank of Scotland as collateral against the shortfall which was to be realized by the Bank of Scotland in the receivership proceedings. Pursuant to Pledge Agreements dated February 19, 1996 and February 21, 1996 Brian J. Baylis and Susan A.M. Crisp pledged 877,800 shares and 219,450 shares, respectively, of Registrant's common stock to the Bank of Scotland. The shares were pledged to collateralize the February 19, 1996 personal guarantees of Brian J. Baylis and Susan A.M. Crisp to the Bank of Scotland with respect to certain liabilities of CDL, TSCL and Chessbourne to the Bank of Scotland.

Reverse Stock Split

     On October 1, 1995, Registrant effected a one for ten reverse split of its common stock. In connection therewith Registrant increased the par value of such common stock from $.01 to $.10 per share. Registrant had 24,083,075 shares of common stock issued and outstanding prior to reverse stock split and approximately 2,408,307 shares of common stock issued and outstanding following the effectiveness of the reverse stock split. Additionally, Registrant had 3,806,128 shares of common stock reserved for issuance prior to the reverse split and approximately 380,613 shares of common stock reserved for issuance following the effectiveness of the reverse stock split. In connection with the reverse split, Registrant did not issue fractional shares choosing instead to pay shareholders otherwise entitled to a fractional share the cash value thereof. Except where specifically noted, all references in this Form 10-K to Registrant's common shares give effect, and in some cases retroactive effect, to Registrant's October 1, 1995 one for ten reverse split.

     The purpose of effecting the reverse split was twofold. First and foremost, it was done in an effort to avoid having Registrant's common stock delisted from the NASDAQ Small Cap Market by reason of not maintaining a minimum share bid price of $3 per share. Despite the effectuation of the reverse split, however, Registrant's common stock was delisted from the Small Cap Market on October 11, 1995 due to Registrant's failure to maintain a minimum share bid price of $3 per share and failure to maintain a required minimum level of capital and surplus. The secondary reason for the reverse split was to significantly reduce the number of Registrant's common shares issued and outstanding and the number of common shares reserved for issuance thereby granting the Registrant the flexibility of engaging in future equity financings or acquisitions utilizing Registrant's common stock without having to amend its Certificate of Incorporation to increase the number of authorized common shares.


Increase In Authorized Number of Preferred Shares

     Effective September 28, 1995, Registrant amended its certificate of Incorporation to, among other things, increase the number of shares of its authorized preferred stock, $.001 par value per shares, from 1,000,000 to 5,000,000. At the time of such amendment, Registrant had 946,069 shares of its Series A $.07 Convertible Preferred Stock issued and outstanding leaving few additional shares of preferred stock available for issuance. The increase was deemed necessary and desirable by Registrant to permit Registrant the flexibility of engaging in future equity financings or acquisitions utilizing preferred stock.

Securities Offerings

     Simultaneously with Registrant's acquisition of CDL on March 2, 1995, NWCM Limited, a Hong Kong investment banker ("NWCM"), agreed, on a staggered basis, to raise up to $5,000,000 of new equity capital for Registrant on a "best efforts" basis. The offering was conducted pursuant to the requirements of Regulation S of the Securities Act of 1933, as amended, and was made solely to experienced, sophisticated investors who were "non-U.S. persons". An initial offering of up to 600,000 shares of Registrant's common stock was made at a price of $2.00 per share. Through the conclusion of the offering on September 8, 1995, 528,600 of such shares were sold at an aggregate purchase price of $1,057,200, which resulted in net proceeds to Registrant of $880,336 after the payment of a $50,000 due diligence fee, 10% sales commissions and 2% non-accountable expense allowance to NWCM. No additional equity capital was raised by NWCM on behalf of Registrant subsequent to September 8, 1995 and there are no existing plans for NWCM to undertake any further equity offerings on behalf of Registrant.

     On March 13, 1995 NWCM negotiated the conversion of a promissory note of Registrant in the amount of $300,000 payable to Avalon Investments Ltd. on November 30, 1995, into 150,000 shares of the common stock of Registrant. NWCM was paid a commission of $36,000 in respect of such conversion. The promissory note had been entered into pursuant to a bridge financing agreement in December 1994.


Other Matters

     Registrant currently has no employees and pays no salaries, wages, or similar compensation. James Fyfe is Registrant's sole executive officer and director.


Subsequent Events

Transfer of Pledged Securities

     Effective January 30, 1997 Registrant entered into a Stock Purchase Agreement with the Bank of Scotland and twelve unrelated persons whereby 1,042,250 of the 1,097,250 shares of Registrant's common stock pledged to the Bank of Scotland by Brian J. Baylis and Susan A.M. Crisp to secure certain debts of Registrant to the Bank of Scotland (See Item I. Business - Receivership Proceedings) were sold by the Bank of Scotland, following a default in the obligation secured by the pledge, to such twelve persons, at a price of $.12 per share or $125,070 on an aggregated basis.


Resignation of Director

     In September 1996, Mathew P. Pazaryna, a director of Registrant since 1993, was deemed to have resigned his position as such. (See Item 10. Directors and Executive Officers of Registrant).


Payment on Promissory Note to Bank of Scotland

     On January 30, 1997 Registrant paid the Bank of Scotland $89,374.49 in full satisfaction of all principal and interest due under Registrant's February 1996 promissory note to the Bank of Scotland in the principal amount of fifty thousand pounds sterling (£50,000). The note had been issued to settle a disputed claim with the receivers for CDL. (See Item 1. BUSINESS-Receivership Proceedings). In consideration thereof, the parties executed a Mutual Release dated as of January 30, 1997 whereby the Bank of Scotland released Registrant and James Fyfe, Registrant's sole officer and director, from all liabilities, accounts, courses of action, sums of money, reckonings, contracts, controversies, agreements, damages, judgments, executions, claims, demands, debts, obligations, promises, covenants, actions and undertakings which against Registrant or Fyfe the Bank of Scotland ever had, had at the time of the release, or could thereafter have by reason of any matter up to and through the date of the release and Registrant and Fyfe released the Bank of Scotland in similar fashion.


Consulting Agreement

     On September 23, 1996 Registrant entered into a six month consulting agreement with Albermarle Investments & Consulting S.A. ("Albermarle"), a financial consulting firm. The consulting agreement, which ran from October 1, 1996 thorugh March 31, 1997, required Albermarle to provide Registrant with advisory and investment banking services which included, among other things,
(i) reviewing and reorganizing Registrant's stock structure to facilitate a viable future financing strategy for Registrant; (ii) assisting Registrant to secure interim financing to settle outstanding liabilities; (iii) assisting Registrant in completing outstanding regulatory filings; (iv) analyzing and evaluating potential public and private financing options; and (v) identifying and evaluating acquisitions.

     The consulting agreement provided for Registrant to pay Albermarle a fee of $10,000 per month or an aggregate of $60,000. Due to its financial situation, Registrant has not been able to make any payments due to Albermarle pursuant to the consulting agreement.


Securities Offerings

     During the fiscal year ended March 31, 1997 Registrant conducted two private securities offerings pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, one of which is still in progress. The purpose of each of such offerings was, in part, to provide Registrant with the ability to settle and pay off certain of its outstanding liabilities thereby making it a desirable acquisition candidate. The first of such offerings commenced in July 1996 and was completed in December 1996 upon the sale of 4 Units resulting in $100,000 in gross proceeds to Registrant. This offering, of up to $300,000 in Units, was conducted on a "best-efforts" basis through Robert M. Cohen & Co., Inc., a New York based broker dealer ("RMCC") and was offered and sold in the form of $25,000 units. Each unit consisted of one $25,000 face amount, 90 day, 8% convertible promissory note and one redeemable common stock purchase warrant to purchase 60,000 shares of Registrant's common stock at a price of $.50 per share during a period of three years from issuance. All of the notes issued in such offering were subsequently paid in full and all of the warrants issued in such offering were subsequently redeemed by the Registrant at a price of $.075 per underlying share. The second of such offerings commenced in January 1997 and is still in progress. Similar to the prior offering, it is being conducted on a "best-efforts" basis through RMCC and consists of $25,000 units, each consisting of one $25,000 face amount, 90 day, 8% convertible promissory note and one redeemable common stock purchase warrant to purchase 60,000 shares of Registrant's common stock at a price of $.50 per share during a period of three years from issuance. This offering will involve the sale of up to 19 units resulting in gross proceeds to Registrant of $475,000 if all of the Units offered are sold. As of the date, hereof 14 Units have been sold by RMCC. In connection with each of the offerings, Registrant has paid or is paying RMCC a sales commission equal to 10% of the subscription price for each Unit sold.


ITEM 2.  PROPERTIES

     Registrant currently utilizes approximately 200 square feet of office space, rent free, at the offices of its former subsidiary, FMI, as its corporate office. These accommodations are made available under an informal arrangement with FMI and are terminable at will by FMI.

     Prior to on or about February 7, 1996, CDL was leasing approximately 1670 square feet of office space at 272 London Road, Wallington, Surrey in England. In addition, a portion of Chessbourne's telemarketing staff servicing southern England was based at these offices.

     Through April 15, 1995 Chessbourne operated from 60,000 square feet of warehouse and office space in Dundee, Scotland. On April 15, 1995 the lease was canceled by agreement with the landlord. On that date, the marketing, buying and administrative offices of Chessbourne were transferred to the TSCL facilities at Leek, Staffordshire. In connection with the relocation of Chessbourne's administrative offices, Chester also entered into a lease in April 1995, in Dundee, Scotland, on a month to month basis, of approximately 1,800 square feet of office space to house certain of its telesales and its legal and secretarial staff. Throughout the period of its ownership by CDL, Chessbourne also leased 10,500 square feet of office, showroom and warehousing space in Glasgow, Scotland which was used primarily for the sale of office furniture.

     Prior to on or about February 7, 1996 TSCL operated from 20,000 square feet of warehouse and office space in Leek, Staffordshire. That facility was used for the storage and distribution of inventory and housed the administrative offices of TSCL, including marketing, buying and finance functions. From April 15, 1995 through on or about February 7, 1996 this facility was also used to house the administrative and marketing offices of Chessbourne. The Leek facility had been occupied under lease from an unaffiliated landlord pending the June 1995 consummation of purchase by CDL of the freehold interest in the property.

     All of TSCL's retail outlets were located in leased facilities on standard terms and with varying expiration dates. As a result of the receivership proceedings involving Registrant's U.K. operations, which were instituted in February 1996, all of the CDL, Chessbourne and TSCL properties were handed over to the receivers and subsequently handed back to the landlord or sold and the sale proceeds remitted to the secured lenders.


ITEM 3.  LEGAL PROCEEDINGS

     Registrant and certain of its former officers and directors were involved in a shareholders' derivative action filed in Delaware Chancery Court filed on April 7, 1995. The causes of action asserted included breach of fiduciary duty, breach of duty of care and trust to the Registrant's shareholders, gross negligence and mismanagement, as well as common law conspiracy and aiding and abetting. The court granted Registrant's motion to dismiss by Opinion and Order dated May 2, 1995. Registrant's litigation counsel thereafter advised Registrant in June 1995 that the time for appeal regarding the derivative action had expired.

     Registrant filed a complaint in the Superior Court of New Jersey against its former chief executive officer, Efriam Landa on May 4, 1995 alleging breach of fiduciary duty. Mr. Landa answered the complaint on October 16, 1995 and asserted counterclaims. On December 5, 1996 (the "Release Date"), Registrant and Landa entered into a Release Agreement dismissing the action and releasing one another from any claims or rights each may have had against the other based on circumstances created or arising before the Release Date.

     On April 14, 1994, a former officer and director of Registrant, Rone H. Lewis, filed suit against Registrant in Superior Court, Law Division, Morris County (MRS-L-781-94), seeking damages for Registrant's alleged failure to timely permit him to sell certain shares of Registrant's restricted common stock. The complaint asserted consequential damages of approximately $100,000. In December 1994, Registrant agreed to settle this claim for $32,000. An initial settlement payment of $15,000 was made in January 1995, and Registrant issued a two year 8% promissory note to Mr. Lewis dated January 12, 1995 with respect to the $17,000 principal balance. The note provided for 24 equal payments of $768.87 each. Registrant made the first 8 monthly payments required under the note during the period February 1995 through September 1995 leaving due a balance of 16 payments in the aggregate amount of $12,301.92. Due to its financial problems, however, Registrant was thereafter unable to make any further payments to Mr. Lewis on the note. In March 1997 Registrant and Mr. Lewis entered into a settlement agreement whereby Mr. Lewis agreed to accept $5,000 in full satisfaction of all remaining sums due to him under the note including accrued interest.

     No other material legal proceedings are pending to which Registrant or any of its property is subject, nor to the knowledge of Registrant are any such legal proceedings threatened.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Registrant submitted no matters to a vote of its security holders during the fourth quarter of the fiscal year ended March 31, 1996.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

     From April 4, 1994 until October 11, 1995 Registrant's common stock was traded on NASDAQ's SmallCap Market under the symbol "FMSI". On October 11, 1995 Registrant's common stock was deleted from that system by reason of Registrant's failure to meet required NASDAQ Small Cap Market listing standards relating to minimum bid price per share and minimum capital and surplus. Prior thereto, Registrant's common stock had been trading on NASDAQ's National Market System. Since October 11, 1995 Registrant's common stock has been listed for trading on the OTC Bulletin Board under the symbol "CGII". The following table sets forth the range of high and low bid prices of Registrant's common stock for periods since April 4, 1994. The quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions. The quarters referred to are based on Registrant's fiscal year which for fiscal year 1995 ended on the last Saturday in March (March 25, 1995) and which for fiscal years thereafter, 1996 and beyond, ended on March 31.


                                                           Bid Prices
                                                         High       Low
     Fiscal 1995(1)

          First Quarter                                 $8.40     $3.10
          Second Quarter                                 5.00      3.80
          Third Quarter                                  4.70      2.50
          Fourth Quarter                                 5.00      2.50

     Fiscal 1996(1)

          First Quarter                                  $7.19     $3.12
          Second Quarter                                  5.00      2.66
          Third Quarter                                   4.00       .25
          Fourth Quarter                                   .50       .1875

     Fiscal 1997(1)

          First Quarter                                  $ .25     $ .1875
          Second Quarter                                   .375      .1875
          Third Quarter                                    .30       .1250
          Fourth Quarter*                                  .375      .1875

(1)All prices shown give effect, and in some cases retroactive effect, to Registrant's 1 for 10 reverse stock split which was effected on October 1, 1995.

*Through March 19, 1997


     At March 19, 1997, there were approximately 1,851 record holders of Registrant's common stock. Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefor. Registrant has not paid any cash dividends on its common stock and, for the foreseeable future, intends to retain earnings, if any, to finance the operations, development, and expansion of its business. Future dividend policy is subject to the discretion of Registrant's Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected statements of operations and balance sheet data set forth below are derived from the financial statements of Registrant, which were examined by Simontacchi & Co., independent certified public accountants, for the year ended March 31, 1996 and by Mahoney Cohen & Company, PC, independent certified public accountants, for each of the three years in the period ended March 25, 1995. Mahoney Cohen & Company, PC did not audit Registrant's UK subsidiaries, the financial statements of which were audited by another auditor whose report was furnished to Mahoney Cohen & Company, PC. The information set forth below should be read in conjunction with the audited financial statements of Registrant and related notes appearing elsewhere in this Report (See Item 8. Financial Statements and Supplemental Data).

                                           FISCAL YEAR ENDING
                                 --------------------------------------------
                                              March 31,     March 25,     March 27,     March 31,
                                                1996         1995          1994         1993
Statement of Operations:

     Net Sales                               $       0     $21,048,151     $7,585,360     $336,779
     Cost of Sales                                   0      15,531,102      5,121,884       20,381
     Gross Profit                                    0       5,517,049      2,463,476      316,398
     Operating (Loss) Income                  (593,207)     (2,821,339)       207,300       16,436
     Net (Loss) Income                        (664,348)     (3,394,652)         1,804          496
     Net (Loss) Income per common share:          (.29)          (2.05)             0            0
     Weighted average number
       of shares outstanding                 2,296,829        1,656,903      1,669,784   1,670,232

     Dividends per common share                     -0-              -0-            -0-         -0-

                                             March 31, 1996     March 25, 1995
Balance Sheet Data:

     Working capital (deficiency)                 $(661,078)      $(1,863,138)
     Total assets                                   136,201         9,822,570
     Current liabilities                            796,144         9,122,665
     (Accumulated deficit) Retained earnings     (2,457,623)       (3,827,879)
     Stockholders' equity (deficiency)             (659,943)       (2,879,165)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

     During the fiscal year ended March 31, 1996 Registrant financed its activities from sales revenues, increased bank loans, net proceeds from the issuance of shares of its common stock and trade credit to meet its working capital requirements and other operating needs. However, due to recurring and significant operating losses Registrant still suffered material reductions in working capital and eventually encountered great difficulty in replenishing the inventory of its key product lines. Efforts to achieve alternative sources of financing proved unsuccessful as did efforts to convert a significant portion of Registrant's bank debt to equity. Registrant took several steps to reduce its required cash outlays including relocating its corporate facilities and reducing personnel and other operating expenses but was unable to overcome its liquidity problems. Consequently, the Bank of Scotland, Registrant's primary banker and secured lender in the UK, appointed receivers to Chessbourne and TSCL on February 7, 1996 and to CDL on February 28, 1996. The receiverships resulted in the discontinuation of all of Registrant's business operations.

     At the time of the appointment of an administrative receiver to each of CDL, Chessbourne, and TSCL, each of these companies was insolvent. The liabilities of these companies to the Bank of Scotland, secured by the respective Fixed and Floating Charges, far outweighed the value of the assets in each of the three companies. The administrative receiver, in each of these instances, collected and realized upon the secured assets to repay the Bank of Scotland. Given that the liabilities exceed the assets, all of the assets of CDL, TSCL and Chessbourne were paid to the Bank of Scotland by the receiver.

     The appointment of receivers in the UK effectively suspended the power of Registrant, CDL, TSCL and Chessbourne and their respective officers and directors to deal with the assets which were subject to the respective Fixed and Floating Charges. Since, in the present instance, all of the assets of CDL, TSCL and Chessbourne were subject to a Fixed and Floating Charge, the respective companies are unable to operate as the result of the receiverships and the officers and directors thereof have no control over such entities. Further, Registrant, as the direct or indirect shareholder of each of these three companies, has no further control over them during the entire period of the receivership and Registrant has been advised that it will never regain contr ol, since, upon the termination of the respective receiverships, the companies will be left with material liabilities and no assets. Given the foregoing, Registrant has been further advised that at the conclusion of the receiverships, each of CDL, Chessbourne and TSCL will be liquidated and their existence terminated. Additionally, it has become effectively impossible for each of CDL, Chessbourne and TSCL to be audited for the year ended March 31, 1996 given that the respective receivers have possession and control over the books, records and documents of each of the corporations and will not make them available to Registrant or any auditor retained on its behalf. (See "Opinion Letter of Smithsons Solicitors" included herewith and filed with the Securities and Exchange Commission as Exhibit 99(a).) Consequently,
Registrant has treated each of CDL, Chessbourne and TSCL as no longer being subsidiaries of Registrant, as reflected in Registrant's financial statements for the year ended March 31, 1996.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The financial statements of Registrant, itemized in the subtopic, "Financial Statements" under Item 14 hereof, are set forth below. The audit reports of Coopers & Lybrand dated August 3, 1995 and March 31, 1995 respectively, included with the financial statements and previously filed in connection with Registrant's Annual Report on Form 10-K for the year ended March 25, 1995 have not been re-signed by Coopers & Lybrand for reasons relating to the institution of receivership proceedings against Registrant's former operating subsidiaries. (See "Letter of James J. Fyfe regarding Unavailability of Re-Signed Audit Report from Coopers & Lybrand" included herewith and filed with the Securities and Exchange Commission as Exhibit 99(b)). The audit report of Mahoney Cohen & Company, PC dated July 25, 1995 included with the financial statements and previously filed in connection with Registrant's Annual Report on Form 10-K for the year ended March 25, 1995 has not been re-signed by Mahoney Cohen Rashba & Pokart, CPA, PC, formerly Mahoney Cohen & Company, PC, due to such reports reliance on the audit of Registrant's former operating subsidiaries performed by Coopers & Lybrand and Coopers & Lybrand's not re-signing their audit report (See "Letter of Mahoney Cohen Rashba & Pokart, CPA, PC Regarding Their Inability to Re-Sign Their July 25, 1995 Audit Report" included herewith and filed with the Securities and Exchange Commission as Exhibit 99(c)).

SIMONTACCHI & COMPANY, LLP                             9 LAW DRIVE
CERTIFIED PUBLIC ACCOUNTANTS                   FAIRFIELD, NEW JERSEY 07004
                                                   TEL (201) 575-5040
                                                   FAX (201) 575-5044

To The Stockholders and
Board of Directors
Corniche Group Incorporated
Wayne, New Jersey

INDEPENDENT AUDITOR'S REPORT

We have audited the accompany balance sheet of Corniche Group Incorporated as of March 31, 1996 and the related statements of operations, stockholders' deficiency, and cash flows for the year then ended. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements and the financial statement schedule of Corniche Distribution Limited and Subsidiaries, a former consolidated subsidiary, as of March 31, 1996 and for the year then ended. These statements and schedules were not audited as the corporations were in receivership in the United Kingdom (see
Note 3 of the Financial statements), and the records are unavailable for audit. The financial statements of Corniche Group Incorporated and Subsidiary at March 25, 1995 and for the year then ended were audited by other auditors whose report, dated July 25, 1995, was unqualified.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit the financial statements referred to above present fairly, in all material respects, the financial position of Corniche Group Incorporated as of March 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ SIMONTACCHI & COMPANY, LLP

Fairfield, New Jersey
April 1, 1997

             MEMBER, AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT


To the Stockholders and
   Board of Directors
Fidelity Medical, Inc. and Subsidiary
Wayne, New Jersey

     We have audited the accompanying consolidated balance sheet of Fidelity Medical, Inc. and Subsidiary as of March 25, 1995, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year then ended. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement financial statements schedule based on our audit. We did not audit the financial statements and the financial statement schedule of Corniche Distribution Limited and Subsidiaries, a consolidated subsidiary, as of March 25, 1995 and for the year then ended, which statements reflect total assets and results of operations constituting 99.8% and 81.8%, respectively, of the related consolidated totals. Those statements and schedule were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Corniche Distribution Limited and Subsidiaries for the year ended March 25, 1995 is based solely on the report of the' other auditor.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditor provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the report of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fidelity Medical, Inc. and Subsidiary as of March 25, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming, that the Company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements. the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described Note 2. The consolidated financial statement do not include any adjustments that might result from the outcome of this uncertainty.


New York, New York                    /s/ Mahoney Cohen & Company PC
July 25, 1995

REPORT OF THE AUDITORS TO THE DIRECTORS OF
CORNICHE DISTRIBUTION LIMITED

We have audited the attached consolidated balance sheet of Corniche Distribution Limited and subsidiaries ("the Company") as at March 25, 1995 and the related consolidated statements of operations, cashflows and changes in stockholders' equity for the period then ended, included in the Company's consolidation package which we have initialled for the purposes of identification. Our audit also included the financial statement schedule listed on item 14(a) for the periods ended March 25, 1995, March 27, 1994 and March 31, 1993.

RESPECTIVE RESPONSIBILITIES OF DIRECTORS AND AUDITORS

The company's directors are responsible for the preparation of the consolidation package. It is our responsibility to express an opinion on the consolidation package based on our audit and to report our opinion to you.

BASIS OF OPINION

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidation package is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidation package. An audit also includes assessing the accounting principles used and significant estimates made by the directors, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

FUNDAMENTAL UNCERTAINTIES

In forming our opinion we have considered the adequacy of the disclosures made in the consolidation package concerning the Company's dependence on the renewal of banking facilities on or shortly after July 31, 1995 and on substantially meeting the Company's forecasts or, if not achieved, its dependence on gaining additional funding. In addition the financial statements include £2, 131,770 due from the ultimate parent company, Fidelity Medical, Inc, ("FMI") in settlement of unpaid calls on shares issued as at the end of this year. The receipt of these monies is dependent upon the outcome of a planned equity placing by FMI. The consolidation package has been prepared on a going concern basis and the validity of this depends on successful outcomes of the above matters. The consolidation package does not include any adjustments that would be required if the above matters are not successfully achieved. Details of the circumstances relating to these fundamental uncertainties are described in the consolidation package.

OPINION

Subject to any adjustments that might be, required as a result of the fundamental uncertainties described above, in our opinion the consolidation package, which has been prepared in accordance with the accounting policies stated therein and in conformity with USGAAP, contains financial information suitable for inclusion in the consolidated financial statements of FMI as of March 25, 1995 and for the period from March 28, 1994 to March 25, 1995 except that the consolidation package does not include adjustments required to reflect the reverse acquisition of FMI by the Company.






/s/ Coopers & Lybrand
Chartered Accountants and Registered Auditors
London

August 3, 1995

CORNICHE DISTRIBUTION LIMITED

Report of Independent Accountants

To the stockholders of Corniche Distribution Limited

We have audited the accompanying consolidated balance sheets of Corniche Distribution Limited, and Subsidiaries as of March 27, 1994 and March 31, 1993 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corniche Distribution Limited, and Subsidiaries as of March 27, 1994 and March 31, 1991, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Coopers & Lybrand


Plumtree Court
London
3rd March 1995

                              CORNICHE GROUP INCORPORATED
                                    BALANCE SHEET




                                       ASSETS


                                                     March 31,     March 25,     Proforma
                                                      1996           1995        March 25, 1995
Current Assets:

Cash                                                     $66     $ 108,438            $100
     Accounts Receivable, net of allowances for
     doubtful accounts of $345,108 in 1995                 0     3,393,594               0
Notes Receivable                                     125,000       200,000         200,000
Inventory                                                  0     3,146,307               0
Prepaid Expenses-and Other Receivables                10,000       411,188          18,422

     Total Current Assets                            135,066     7,259,527         218,522

Other Assets:

Property and Equipment - at cost, net                135,066     7,259,527               0
Intangible Assets - at cost, net                           0     1,206,495               0
Investment in and Advances to UK Subsidiary         --------     ----------        --------
                                                           0             0         514,322

     Total Assets                                    $136,201    $9,822,570       $732,844
                                                     =========   ==========       ========




                                           See Accompany Notes

                                   CORNICHE GROUP INCORPORATED
                                          BALANCE SHEET

                        LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

                                              March 31,     March 25,          Proforma
                                                1996           1995          March 25, 1995
Current Liabilities:

Notes Payable                                  $  5,000     $2,521,452             $ 16,292
Note Payable on Debt Compromise                  77,630              0                    0
Trade Accounts Payable                          183,123      4,065,439               55,366
Current Portion of Long-Term Debt                     0        415,177                    0
Dividends Payable - Preferred Stock              84,749         21,954               21,954
Accrued Liabilities                             104,804      1,512,873              555,874
Deferred Income                                       0         23,570                    0
Payroll and Sales Tax Payable                         0        562,200                    0
     Total Current Liabilities                  455,306      9,122,665              649,486

Long-Term Liabilities:
Long-Term Debt                                        0      3,323,565                    0
Deferred Income                                       0         57,159                    0
Deferred Credit                                       0         37,998                    0
     Total Long-Term Liabilities                      0      3,418,722                    0

     Total Liabilities                          455,306     12,541,387             $649,486

Cumulative Redeemable Preference Shares and
  Class B Ordinary Shares                              0       160,348                    0

Stockholders' (Deficiency) Equity:

7% Cumulative Convertible Preferred Stock
     authorized 5,000,000 shares, and issued
     outstanding 909,267 shares (March 31, 1996)
     and 946,069 (March 25, 1995)                909,267       946,069              946,069
Common Stock, $0. 1 0 par value, authorized -
     30,000,000 shares, issued 2,630,378 (March 31,
     1996) and 2,119,857 (March 25, 1995)        263,037       211,985              211,985
     Additional Paid-In Capital                  830,086             0                    0
     (Accumulated Deficit) Retained Earnings  (2,116,785)   (3,827,879)            (869,986)
                                                (114,395)   (2,669,825)             288,068

     Cumulative Translation Adjustment                 0        (4,630)                   0
Treasury Stock - at cost, 218, 100 shares       (204,710)     (204,710)            (204,710)
     Total Stockholders' (Deficiency) Equity    (319,105)    (2,879,165)             83,358

Total Liabilities and Stockholders'
     (Deficiency) Equity                     $   136,201     $9,822,570            $732,844

                                        See Accompanying Notes

                                      CORNICHE GROUP INCORPORATED
                                       STATEMENT OF OPERATIONS


                                               March 31,     March 25,     March 27,
                                                 1996          1995          1994
Net Sales                                      $      0    $21,048,151    $7,585,360

     Cost of Sales                                    0     15,531,102     5,121,884

Gross Profit                                          0      5,517,049     2,463,476

     Selling, General and Administrative
        Expenses                                 257,073     8,338,388     2,256,176

Operating Loss                                  (257,073)   (2,821,339)      207,300

     (Loss) on Sale of Assets                     (3,042)      (22,221)      (40,017)

     Interest (Net)                                 (600)     (538,646)      164,070

(Loss) Income before Income Tax                  (260,715)   (3,382,206)       3,213

     Income Tax Benefit (Expense)                       0         9,508       (1,409)

Net (Loss) Income before Pref. Dividend          (260,715)    (3,372,698)      1,804

     Preferred Stock Dividend                     (62,795)       (21,954)          0

Net (Loss) Income from Continuing Operations     (323,510)     (3,394,652)     1,804

     Loss from Discontinued Operations          (3,432,032)             0          0

     Excess of UK Subsidiary Cumulative Losses
        over Investment                          5,466,636              0          0

Net Income (Loss)                               $1,711,094    $(3,394,652)    $1,804




Profit / (Loss) per share of Common Stock

Income (Loss) from Continuing Operations            (0.14)         (2.05)       0.00

Profit (Loss) from Discontinued Operations           0.88           0.00        0.00

Net Profit (Loss) per share                    $     0.74     $    (2.05)       0.00

Weighted Average Number of Common Shares
     Outstanding                                2,300,289      1,656,903   1,669,784

                                             See Accompanying Notes

                                    CORNICE GROUP INCORPORATED
                         STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY

                                                    Common Stock

                                                                  Additional               Cumulative
                              Preferred    Number of              Paid-In     Accumulated  Translation   Treasury
                              Stock        Shares     Amount      Capital     Deficit      Adjustment    Stock      Total
Balance - April 1, 1993           $  0   572,981     $   57,298    150,127     $ (23,644)       61    $(183,196)  $  646
Recision of Common Stock Sale        -     (895)           (90)    24,041)       24,131          -            -        -
Recapitalization Adjustment          -        -              -         (9)            -          -            -        (9)
Net Income                           -        -              -          -         1,804          -            -     1,804

Balance - March 27, 1994             0   572,086         57,208   126,077         2,291          61      (183,196)   2,441

Issuance of Preferred Stock   1,000,000        -              -         -            -            -             -    1,000,000
Conversion of Preferred Stock  (53,931)   10,371          1,037    52,894            -            -             -            -
Preferred Stock Dividends            -        -              -         -      (21,954)            -             -      (21,954)
Purchase of Treasury Stock           -        -              -         -            -             -       (21,514)     (21,514)
Issuance of Common Stock             -  1,337,400        133,740    99,000          -             -             -      232,740
Conversion of Note, net              -    150,000         15,000   235,000          -             -             -      250,000
Issuance of Common Stock             -     50,000          5,000   (95,000)         -             -             -      100,000
Costs Related of Sale of Common Stock-          -              -   (50,000)         -             -             -      (50,000)
Recapitalization Adjustment          -          -              -  (557,971)    (435,518)          -             -     (993,489)
Net Loss                             -          -              -         -   (3,372,879)          -             -   (3,372,698)
Cumulative Translation Adjustment    -          -              -         -          -          (4,691)          -       (4,691)

Balance - March 25, 1995        946,069  2,119,857        211,985         0   (3,827,879)      (4,630)     (204,710)   (2,879,165)

Conversion of Preferred Stock   (36,802)    7,077            708     36,094          -            -             -             -
Adjustment to Common Stock            -      (156)           (16)        16          -            -             -             -
Issuance of Common Stock              -   478,600         47,860    909,340          -            -             -       957,200
Costs Related to Sale of Common Stock -         -              -   (162,864)         -            -             -      (162,864)
Issuance of Common Stock              -    25,000          2,500    47,500           -            -             -        50,000
Preferred Stock Dividends             -         -              -         -      (62,795)          -             -       (62,795)
Elimination of UK Subsidiaries        -         -              -         -    2,034,604         4,630           -     2,036,234
Net Loss                              -         -              -         -     (260,715)          -             -      (260,715)

Balance - March 31, 1996        $909,267$2,630,378       $263,037  $830,086  $(2,116,785)     $     0    $(204,710)    $(319,105)

                                                        See Accompanying Notes

                                   CORNICHE GROUP INCORPORATED
                                     STATEMENT OF CASH FLOWS

                                                            March 31,       March 25,        March 27,
                                                              1996            1995             1994
Cash Flows from Operation Activities:
     Net Loss Income from Continuing Operations
     in 1996 and Net (Loss) Income in 1995 and 1994        $(260,715)     $(3,372,698)         $1,804

Adjustments to reconcile Net Loss from Continuing
     Operations to Net Cash used in Operating
     Activities in 1996 and Net (Loss) Income to Net
     Cash provided by (used in) Operating Activities in
     1995 and 1994:
      Depreciation                                            1,749           346,668         82,026
      Amortization of Goodwill                                    -            97,651         19,261
      Amortization of Trademarks                                  -             1,248          2,104
      Amortization of Development Costs                           -            18,524              -
      Amortization of Deferred Credit                             -            (4,223)          (675)
      Loss on Sale of Property and Equipment                  3,042            22,220         40,017
      Allowance for Bad Debts                                     -           349,231        131,692

Changes in Assets and Liabilities Net of Effects
  from Acquisitions:
     Decrease (Increase) in Accounts Receivable                   -         (217,151)        167,940
     Decrease in Notes Receivable                            75,000                -               -
     Decrease in Inventory                                        -          561,291         292,519
     Decrease (Increase) in Prepaid Expenses and
        Other Receivables                                     8,422          (59,268)        (72,400)
     Decrease in Notes Payable                              (11,292)               -               -
     Increase (Decrease) in Trade Accounts Payable          127,757          286,501        (359,536)
     Increase (Decrease) in Accrued Liabilities            (451,070)         893,946           7,255
     Increase (Decrease) in Deferred Credit                       -          (23,138)         53,912
     Increase in Taxes Payable                                    -          259,217         104,891

Net Cash used by Continuing Activities in 1996
   and Net Cash provided by (Used In)
   Operating Activities in 1995 and 1994                   (507,107)         (839,981)       470,810

     Net Cash used in Discontinued Operations              (331,337)                -              -

Net Cash used in Operating Activities                      (838,444)         (839,981)       470,810

Cash Flows from Investing Activities:
     Payments to Acquired Fixed Assets                       (8,926)         (439,169)      (499,592)
     Proceeds from Sale of Equipment                          3,000            54,607        641,946
     Payments for Acquisition of Business                         -                 -     (5,267,364)

     Net Cash used in Investing Activities                   (5,926)         (384,562)    (5,125,010)

Balance Carried Forward                                    $(844,370)     $(1,224,543)   $(4,654,200)



                                    CORNICHE GROUP INCORPORATED
                                      STATEMENT OF CASH FLOWS




                                                           March 31,        March 25,         March 27,
                                                             1996             1995              1994
Balance Brought Forward                                   $(844,370)     $(1,224,543)      $(4,654,200)

     Cash Flows from Financing Activities:
     Net Proceeds from Issuance of Common Stock for
          Cash                                              794,336           50,000                 -
     Net Proceeds from Issuance of Common Stock for
          Services                                           50,000                -                 -
     Net Borrowings under Line of Credit Agreement                -        1,018,536         1,397,606
     Principal Payments under Capital Lease Obligations           -         (106,369)          (32,864)
     Proceeds from Issuance of Long-Term Debt                     -                -         3,151,155

     Net Cash Provided by Financing                         844,336          962,167         4,515,897

Effect of Exchange Rate on Cash                                   -           (7,725)             (515)

Net Decrease in Cash                                           (34)         (270,101)         (138,818)
Cash at Beginning of Period                                    100             9,940           148,758

Cash received from FMI                                           -           368,599                 -

Cash at End of Period                                   $       66       $   108,438       $     9,940

Supplemental Disclosures of Cash Flow
Information

Cash Paid during the Year for:
     Interest                                           $    600         $   538,646       $   167,946
     Income Taxes                                       $      -         $         -       $     3,451


                                             See Accompany Notes

                                         CORNICHE GROUP INCORPORATED
                                      STATEMENT OF CASH FLOWS (CONCLUDED)




                                Supplemental Schedule of Non-Cash Investing
                                           and Financing Activities



During the year ended March 31, 1996 the Company accrued preferred stock dividends of $62,795 and (1995 - $21,954).

During the year ended March 31, 1996 holders of 36,802 shares of preferred stock converted such shares into 7,077 shares of CGI's common stock. In March
1995, holders of 53,931 shares of preferred stock converted such shares into 10,371 shares of CGI's common stock (Note 11).

On March 2, 1995 CGI issued 1,097,250 shares of its common stock for 100% of the issued and outstanding common stock of Corniche (Note 2). Additionally, it issued 25,000 shares to the 49 shareholder of Chessbourne (Note 11) and 215,150 shares to Chester Holdings, Ltd.

On March 25, 1995, Chester Holdings, Ltd. returned the 215,150 shares to CGI in exchange for the medical imaging subsidiary of CGI (Note 11).

In March 1995, holders of a promissory note in the amount of $300,000 converted such note into common stock of CGI (Note 11).

During the year ended March 25, 1995, Corniche acquired a company through the assumption of debt as follows:

                                          March 27, 1995

     Fair Value of Assets Acquired          $2,046,000
     Cash Paid                                       0
     Liabilities Assumed and Incurred       $2,046,000

In connection with the reverse acquisition on March 2, 1995, cash of $368,599 was received.



                                See Accompanying Notes



                                CORNICHE GROUP INCORPORATED
                               NOTES TO FINANCIAL STATEMENTS






NOTE 1     THE COMPANY

     Corniche Group Incorporated, formerly Fidelity Medical, Inc. (hereinafter referred to as the "Company" or "CGI") as result of a reverse acquisition with Corniche Distribution Limited and its Subsidiaries ("Corniche") (see "Reverse
Acquisition" below), was engage in the retail sale and wholesale distribution of stationery products and related office products, including office furniture, in the United Kingdom. The operating subsidiaries of Corniche were Chessbourne International Limited ("Chessbourne") and The Stationery Company
Limited ("TSCL").

     Corniche experienced large operating losses and net cash outflows from operating activities in fiscal 1995 and 1996 resulting in a significant reduction in working capital during that period. The Company was unsuccessful in its efforts to raise interim financing to resolve its liquidity problems.
Additionally, the Company was not able to convert a significant portion of its bank debt to equity. As a result, receivers were appointed to Corniche's subsidiaries Chessbourne and TSCL on February 7, 1996 by their primary bankers and secured lender, Bank of Scotland. Corniche Distribution Limited was placed in receivership on February 28, 1996 (See Notes 2 & 3).

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Reverse Acquisition

     On March 2, 1995, the stockholders of Corniche exchanged all of their common stock for 1,097,250 shares of CGI. Since the former stockholders' of Corniche owned a majority of the outstanding stock of CGI after the acquisition, such purchase transaction was accounted for as a reverse acquisition. The acquired company (Corniche) was deemed to have acquired the acquiring company (CGI). Accordingly, CGI changed its fiscal year to the last
Saturday in March of each year in order to conform to the fiscal year of its operating subsidiary. Historical stockholders' equity of Corniche has been retroactively restated to give effect to the recapitalization. The historical financial statements prior to March 2, 1995 are those of Corniche. Further, on March 2, 1995, CGI acquired a 49 % interest in the outstanding shares of Chessbourne.


                                  CORNICHE GROUP INCORPORATED
                                 NOTES TO FINANCIAL STATEMENTS




NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

          UK Receivership Proceeding

     Significant losses were incurred during the forty weeks to December 30, 1995, and in the fiscal year ended March 25, 1995, resulting in a working capital and a stockholders deficiency as of December 30, 1995 and March 25, 1995. Management of Corniche had taken several steps to reduce the amount of cash used by operations, including relocation of its corporate facilities and reduce staffing levels and other operating expenses. However, a receivership proceeding involving the operating subsidiaries of the Company was commenced on February 7, 1996 and the UK holding company, Corniche Distribution Limited, was placed in receivership on February 28, 1996. The receiverships resulted in the loss of all of the Company's operations and operating assets and eliminated most liabilities. Accordingly, the operating activities of the UK subsidiaries have been classified as a discontinued operation and the excess of the UK subsidiary's cumulative losses over the Company's investment is included in the income statement for the year ended March 31, 1996. In addition, the UK Subsidiaries have been removed from the balance sheet as of March 31, 1996 and the audited balance sheet as of March 25, 1995 has been restated on a proforma basis to reflect the removal of the UK subsidiaries as of that date. This significantly reduces the Company's stockholder equity deficiency. The adjustments necessary to eliminate the UK subsidiaries are set out in Note 3.

          Basis of Presentation

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's ability to continue as a going concern may depend on its ability to obtain outside financing sufficient to support it pending identification and completion of a suitable acquisition or acquisitions and its ability to obtain financing and consummate such acquisition or acquisitions. There can be no assurance given that the Company will obtain such short-term or long-term outside financing or complete the acquisition of new business operations.

     Effective October 1, 1995, the Company declared a one-for-ten reverse stock split and all numbers of shares and share values stated herein reflect such reverse split unless otherwise noted.



                                CORNICHE GROUP INCORPORATED
                               NOTES TO FINANCIAL STATEMENTS


NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

          Consolidation Policy

     The consolidated financial statements for the fiscal years ended March
25, 1995 and March 27, 1994 include the accounts of CGI and its subsidiary, Corniche. All significant intercompany accounts and transactions have been eliminated in consolidation.

          Inventories

     Inventories were valued at the lower of cost (first-in, First-out method) or market for wholesale inventories ($1,906,300 in 1995). The retail inventory method ($1,240,007 in 1995) was used for inventory in retail stores.

          Property and Equipment

     Machinery and equipment, furniture and fixtures and motor vehicles are depreciated by the straight-line method over the estimated useful lives of the assets, which range principally from two to five years. Leasehold improve-ments were amortized over the lesser of the estimated useful lives or the remaining lease term.

     Repairs and maintenance which did not materially extend the useful lives of the assets were expensed as incurred. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in the statement of operations.

     Intangible Assets

          Goodwill

     Goodwill arising on acquisitions represents the cost in excess of the fair value of net assets acquired and was amortized on the straight-line method over ten years.

          Trademarks

     Trademarks were being carried at cost and were amortized over a period of two years.



                               CORNICHE GROUP INCORPORATED
                              NOTES TO FINANCIAL STATEMENTS



NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

          Intangible Assets (Cont'd)

          Intangible Assets are as follows:

                                                  March 31     March 25
                                                    1996         1995

          Goodwill                              $        0     $1,321,363

          Trademarks                                     0         11,374
                                                         0      1,332,737

          Less:  Accumulated Amortization                0        126,242
                                               $         0     $1,206,495

          Income Taxes

     Effective October 1993, the Company adopted SFAS 109, "Accounting for
Income Taxes", which recognizes (a) the amount of taxes payable or refundable for the current year and, (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an enterprise's financial statement or tax returns.

     Income tax expense/benefit is calculated on a separate company basis between CGI and Corniche.

          Reverse Premiums and Rent Free Periods

     Reverse premiums received on the inception of lease agreements and rent free periods were accounted for as deferred income and were amortized over the lease term on a straight-line basis.


          New Accounting Standards

     Effective fiscal 1996, the Company adopted Statement of Financial
Accounting Standards No. 107, "Disclosure About Fair Value of Financial
Instruments", and Statement of Position 94-6, "Disclosure of Certain
Significant Risks and Uncertainties".



                               CORNICHE GROUP INCORPORATED
                              NOTES TO FINANCIAL STATEMENTS




NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)


          Translation of Foreign Currency

     Corniche's functional currency was pounds sterling. Assets and liabilities of non-U.S. operations were translated into U.S. dollars at year end exchange rates. Revenue and expenses were translated using average exchange rates. The resulting translation adjustment was reported as a separate component of stockholders' equity. Gains and losses from non-U.S.
currency transactions were included in results of operations.

          Concentrations of Credit Risk

     Financial instruments which subject the Company to credit risk consist of deposits with financial institutions and in the case of Corniche, trade receivables. Corniche's deposits were primarily held with a single financial institution and its trade receivables were due from retailers and mass merchants. Corniche performed ongoing credit evaluations of its customers.

          Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may take in the future, they may ultimately differ from actual results.

          Per Share Information

     Per share information has been computed based on the weighted average number of shares and dilutive common stock equivalents outstanding during each respective period. Common stock equivalents were excluded from the loss per common share computation in fiscal 1995 as the effect of their inclusion would be anti-dilutive and for fiscal 1994 the dilutive effect was less than 3%.
Retroactive effect has been given to the recapitalization discussed in Note 2.



                              CORNICHE GROUP INCORPORATED
                             NOTES TO FINANCIAL STATEMENTS



NOTE 3     UK SUBSIDIARY RECEIVERSHIP PROCEEDING

     Receivers were appointed to Chessbourne and TSCL on February 7, 1996 and to Corniche Distribution Limited on February 28, 1996. Corniche had prepared unaudited financial statements as of December 30, 1995. No financial statements were prepared for the period from December 31, 1995 to the date of the receivership proceedings as none were required under UK corporate laws nor generally accepted accounting standards. In addition, as a result of the receivership proceedings no audit of the financial statements of Corniche for their period from March 25, 1995 will be carried out. Accordingly, proforma financial statements reflecting the impact of the receiverships and adjustments necessary to eliminate these companies from the balance sheet of CGI were prepared as of December 30, 1995 and are as follows:



          PROFORMA BALANCE SHEET

                                             Consolidated                        Proforma
                                              December 30,     EIimination     December 30,
     ASSETS                                       1995         of subsidiary       1995
     Current Assets:

     Cash                                        $ 45,433           $ 45,223     $      210
     Accounts receivable                          679,297            679,297              0
     Allowances for doubtful
        accounts                                 (34,146)           (34,146)              0
     Notes receivable                            200,000                  0         200,000
     Inventory                                 2,120,367          2,120,367               0
     Prepaid expenses                          1,372,141          1,229,356         142,785
     Other receivables                            86,067                  0          86,067

     Total Current Assets                      4,469,159          4,040,097         429,062

     Other Assets:

     Property and equipment                    1,781,126          1,779,894           1,232
        at cost, net
     Intangible Assets
        at cost, net                           1,788,499          1,788,499               0

     Total Assets                             $8,038,784         $7,608,490        $430,294



                                               CORNICHE GROUP INCORPORATED
                                              NOTES TO FINANCIAL STATEMENTS




NOTE 3     UK SUBSIDIARY RECEIVERSHIP PROCEEDING (Cont'd)


          PROFORMA BALANCE SHEET (Cont'd)

                                                   Consolidated                         Proforma
                                                   December 30,     EIimination of    December 30,
Liabilities                                            1995           subsidiary          1995
Current Liabilities:

Notes Payable                                      $ 2,026,387         $ 2,014,708    $     11,679
Note Payable on Debt Compromise                              0             (77,630)         77,630
Trade-Accounts Payable                               4,792,996           4,467,350         325,646
Current Portion of Long-term Debt                      700,476             700,476               0
Dividends Payable                                       72,897                   0          72,897
Accrued Liabilities                                  1,581,497           1,245,677         335,820
Deferred Income                                         69,067              69,067               0
Payroll and Sales Tax Payable                          994,342             994,342               0

Total Current Liabilities                           10,237,662           9,413,990         823,672

Long-term Liabilities:

Long-term Debt                                       3,258,962           3,258,962               0
Deferred Income                                        212,108             212,108               0
Deferred Credit                                         33,805              33,805               0

Total Long-term Liabilities                          3,504,875           3,504,875               0

Total Liabilities                                  $13,742,537         $12,918,865        $823,672


Cumulative Redeemable Preference
Shares and
Class B Ordinary Shares                               156,261              156,261               0





                                CORNICHE GROUP INCORPORATED
                               NOTES TO FINANCIAL STATEMENTS





NOTE 3         UK SUBSIDIARY RECEIVERSHIP PROCEEDING (Cont'd)


          PROFORMA BALANCE SHEET (Cont'd)

                                                Consolidated                           Proforma
                                                 December 30,      Elimination of    December 30,
Liabilities                                          1995            subsidiary        1995
Stockholders' (deficiency) equity:

7% Cumulative Convertible
     Preferred Stock authorized
     5,000,000. shares, issued and
     outstanding 909,267 (December
     30, 1995) and 946,069 (March 25,
     1995)                                          946,069                     0         946,069


Common Stock, $0. 1 0 par value,
     authorized 30,000,000 shares,
     issued 2,623,457 (December 30,
     1995) and 2,119,857 (March 25,
     1995)                                           262,345                    0         262,345

Additional Paid-in Capital                           793,976                    0         793,976

Accumulated Deficit                               (7,754,330)          (5,563,272)     (2,191,058)
                                                  (5,751,940)          (5,563,272)       (188,668)

Cumulative Translation Adjustment                     96,636               96,636               0

Treasury Stock at cost, 218,100
     shares                                        (204,710)                    0        (204,710)

Total Stockholders' Deficiency                   (5,860,014)           (5,466,636)       (393,378)

Total Liabilities and Stockholders'
(Deficiency) Equity                             $ 8,038,784           $ 7,608,490     $   430,294


                                           CORNICHE GROUP INCORPORATED
                                          NOTES TO FINANCIAL STATEMENTS



NOTE 3     UK SUBSIDIARY RECEIVERSHIP PROCEEDING (Cont'd)


          Consolidated Statement of Operations

     The "Consolidated Statement of Operations" for the forty weeks ended December 30, 1995 and for the corresponding period in 1994, before the impact of the receivership proceedings involving the UK subsidiaries, was as follows:


                                       ------------ 40 Weeks Ended------------

                                          December 30,                December 30,
                                              1995                        1994
Net Sales                                 $12,370,716                  $16,311,552

     Cost of Sales                         (8,554,569)                  (11,667,351)

Gross Profit                                3,816,147                     4,644,201

     Selling, general & admin. expenses   (7,086,773)                    (5,527,519)

Operating Loss                            (3,270,626)                      (883,318)

     (Loss) gain on sale of equipment         (6,563)                         1,308
     Interest expense, net                  (501,683)                      (391,178)

Net Loss before preferred stock dividend  (3,778,872)                    (1,273,188)

     Preferred stock dividend                (50,943)                             0

Net Loss                                 $(3,829,815)                   $(1,273,188)

Loss per share of common stock                $(1.69)                        $(0.76)

Weighted average number of common
      shares outstanding                    2,260,599                     1,669,336


     Although financial statements for Corniche for the period December 31, 1995 to the date of receivership are not available, had such financial statements been available the impact on the Company's balance sheet as of March 31, 1996 and on the results of operations for the year then ended would have remained unchanged as any profit earned or loss incurred by Corniche in the period would have been offset by a corresponding increase or decreased in the excess of the UK subsidiary cumulative losses over the Company's investment.

                                 CORNICHE GROUP INCORPORATED
                                NOTES TO FINANCIAL STATEMENTS


NOTE 4     NOTES RECEIVABLE

     Notes Receivable comprise a 180-day promissory note in the principal amount of $200,000 due from Chester Holdings, Ltd. ("Chester") as part consideration for the Company's former medical imaging subsidiary sold to Chester on March 25, 1995. The note was due on October 1, 1995 and includes an option to apply any unpaid balance of such note to purchase voting securities of Chester's operating subsidiary, or any new parent company of such operating subsidiary, at the fair market value of such securities. As of March 31, 1996 Chester was in default on the note and no principal or interest had been received. Subsequent to March 31, 1996, the company received payments of principal in the aggregate sum of $125,000. Accordingly, a provision of $75,000 has been made at March 31, 1996 and no interest has been accrued. The Company may exercise the option applicable to the unpaid balance of the Note to purchase voting shares of Medical Laser Technologies, Inc., the corporate parent of the operating subsidiary.

NOTE 5     PROPERTY AND EQUIPMENT

          Property and Equipment consists of the following:

                                                   March 31,     March 25,
                                                     1996          1995

     Leasehold Property                        $         0      $  652,950
     Machinery and Equipment                             0         925,500
     Motor Vehicles                                      0         287,588
     Furniture and Fixtures                          1,426         538,409
                                                     1,426       2,404,447
     Less:  Accumulated Depreciation                   291       1,047,899
                                                   $ 1,135      $1,356,548


     Motor Vehicles and Machinery and Equipment include assets held under capital leases as follows:

                                                      March 31,     March 25,
                                                        1996          1995

     Cost                                         $          0     $ 311,385
     Less: Accumulated Depreciation                          0       102,409
     Net book value                               $          0     $ 208,976

                               CORNICHE GROUP INCORPORATED
                              NOTES TO FINANCIAL STATEMENTS



NOTE 6     NOTE PAYABLE ON DEBT COMPROMISE

     Notes Payable on debt compromise comprise a 180-day promissory note in the principal amount of 50,000 pounds sterling (approximately $77,630 as of March 31,1996) in favor of the Bank of Scotland, primary banker to Corniche. The note was issued to settle certain claims involving Corniche and the Company following the receivership proceeding involving the Company's UK Subsidiary. The note was paid in full, including accrued interest, on January 30, 1997 and simultaneously the Company was released from any further obligation.



NOTE 7       REVOLVING LINE OF CREDIT - BANK

     TSCL and Chessbourne had separate revolving lines of credit with a bank of approximately $400,000 and $1,740,000, respectively. The facilities were reviewed annually and interest was payable at 3% over the bank's base rate (9.75 % at March 25, 1995) for TSCL and 2 % over the bank's base rate (8.75 % at March 25, 1995) for Chessbourne.

NOTE 8     LONG-TERM DEBT

          Long-term Debt as of March 25, 1995 consisted of:

          Chessbourne bank loan payable over 12 years from
          October 12, 1993 eliminated by UK receivership
          proceeding                                         $3,186,400

          Corniche bank loan payable in monthly installments
          through June 16, 2004 eliminated by UK receivership
          proceeding                                            266,071

          Corniche bank loan due on October 31, 1995 eliminated
          by UK receivership proceeding                         159,320

          Capital lease obligations payable through July 1997
          eliminated by UK receivership proceeding              126,951
                                                               ---------
                                                               3,738,742
          Less: Current portion                                  415,177
                                                              $3,323,565
                                                              ===========

                                     CORNICHE GROUP INCORPORATED
                                    NOTES TO FINANCIAL STATEMENTS




NOTE 8     LONG-TERM DEBT (Cont'd)

     These notes and the revolving lines of credit (see Note 7) were secured by substantially all of the assets of Corniche, which security interest was demanded in February 1996 and resulted in the receivership proceeding.


NOTE 9     ACQUISITIONS

     On March 31, 1995 Corniche acquired seven retail stationery stores. The consideration paid totalled approximately $772,000 and was paid substantially by way of assumption of liabilities. The acquisition was accounted for under the purchase method of accounting.

     The results of operations of those stores from the date of acquisition had been included in the Company's consolidated statement of operations to December 30, 1995 (See Note 3).

     The assets acquired and liabilities assumed (in thousands) on acquisition were as follows:

     Fair Value of Assets Acquired     $ 374
     Goodwill                            772
     Cash Paid                           (25)
                                       -------
     Liabilities Assumed               $1,121



NOTE 10     PENSION PLANS

     Corniche operated a self-administered money purchase pension plan for directors and senior employees. Contributions to the plan were determined by the board of directors. The plan commenced on January 1, 1994. In addition, Chessbourne operated an insured defined contribution employee benefit pension plan available to all full-time employees. Contributions were set at 4% of salary by Chessbourne and 4% by the employee. Pension costs charged to operations for the year ended March 25, 1995 were $45,536 and $22,529 for the year ended March 27, 1994.

                                  CORNICHE GROUP INCORPORATED
                                 NOTES TO FINANCIAL STATEMENTS



NOTE 11         STOCKHOLDERS EQUITY

     Effective October 1, 1995 the Company declared a one-for-ten reverse stock split and all numbers of shares and share values stated herein reflect such reverse split unless otherwise noted.

     In connection with the settlement of the securities class action litigation (see Note 13), the Company issued 1,000,000 shares of 7% cumulative convertible preferred stock with an aggregate value of $1,000,000. The preferred stock has a liquidation value of $1 per share, is non-voting and convertible into common stock of the Company at a price of $5.20 per share. Preferred stockholders are entitled to receive a cash dividend of 7% paid semi-annually. The preferred shares are callable by the Company at any time after the first anniversary of issuance, at prices ranging from 101 % to 105 % of face value. In addition, if the closing price of the Company's common stock exceeds $13.80 per share for a period of 20 consecutive trading days, the preferred shares are callable by the Company at a price equal to 1 % of face value. In March 1995, the holders of 53,931 shares of preferred stock exercised their rights to convert and, accordingly, 10,371 shares of common stock were issued. During the year ended March 31, 1996, holders of 36,802 shares of preferred stock converted such shares into 7,077 shares of CGI's common stock.

     In March 1995, the Company issued a total of 1,312,400 shares of common stock to acquire all of the issued and outstanding stock of Corniche. Brian
J. Baylis was issued 877,800 shares of common stock and Susan A.M. Crisp was issued 219,450 shares of common stock in exchange for their holdings representing 100% of the issued common stock of Corniche, and the balance of 215,150 shares were issued to Chester in connection with the acquisition. In addition, the Company issued 25,000 shares of the Company's common stock to Ronatree in exchange for the remaining 49% of the common shares of Chessbourne.

     Simultaneous with the Company's acquisition of Corniche on March 2, 1995, NWCM Limited ("NWCM"), a Hong Kong investment banker, agreed on a staggered basis, to raise up to $5,000,000 of new equity capital on a "best efforts" basis. This offer was limited to experienced, sophisticated investors who are "non-U.S. persons" under Regulation S of the United States Securities Act of 1933. An initial tranche of 600,000 shares was offered at a price of $2.00 per share. Pursuant to the transaction, the Company paid NWCM a fee of $50,000. In addition, NWCM was paid a sales commission of 10% and a non-accountable expense allowance equal to 2% of the total dollars raised, a total of $162,864. The offering was closed on September 8, 1995 and the Company raised a total of $957,200 gross, $794,336 net of sales commission and expense allowance in the year ended March 31, 1996 and $100,000 March 25, 1995. The Company has agreed to indemnify NWCM for certain liabilities arising from the transaction.

                                CORNICHE GROUP INCORPORATED
                               NOTES TO FINANCIAL STATEMENTS




NOTE 11        STOCKHOLDERS EQUITY (Cont'd)


     During the year ended March 31, 1996, the Company issued 25,000 shares of common stock to Trisec Holdings, Ltd. for consulting services in connection with the "Reverse Acquisition' (see Note 2) of Corniche on March 2, 1995.

     On March 13, 1995, the Company converted a promissory note in the amount of $300,000 payable on November 10, 1995, which had been entered into pursuant to a bridge finance agreement in December 1994, into 150,000 shares of the common stock of the Company. In connection with the conversion, the Company paid NWCM a fee of $36,000.

     The Company has issued common stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company.

     A total of 150,175 shares of common stock are reserved for issuance upon exercise of warrants. Warrants issued are summarized as follows:

                                 Shares
                               Issuable on     Exercise            Expiration
                                Exercise       Price                 Date

     February 1991                48,867         $36.00              1/98
     September 1993                9,375         $46.40              4/99
     March 1995                   91,933      $3.20 - $8.10      1/99 - 11/03

     In March 1995, as a result of the sale by the Company of its medical imaging subsidiary, stock options held by certain directors, officers and employees under the Company's 1986 Stock Option Plan were converted to warrants on substantially the same terms as the previously held stock options, except these warrants are immediately vested.

          Stock Option Plans

     CGI has two stock option plans. The 1986 Stock Option Plan provides for the grant of options to purchase shares of the Company's common stock to employees. The 1992 Stock Option Plan provides for the grant of options to directors.

                           CORNICHE GROUP INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS



NOTE 11     STOCKHOLDERS EQUITY (Cont'd)

          Stock Option Plans (cont'd)

     The 1986 Stock Option Plan allows for the grant of incentive stock options (ISO), non-qualified stock options (NQSO) and stock appreciation rights (SAR). The maximum number of shares of the Company's common stock that may be granted, as amended in April 1993, is 140,000 shares. The terms of the plan provide that options are exercisable for a period of up to ten years from the date of grant or a period of five years with respect to incentive stock options if the holder owns more that 10% of the Company's outstanding common stock. The exercise price and grantees of options are established by the Stock Option Committee. The exercise price of ISO's must be at least 100% of the fair market value of the common stock at the time of grant. For holders of more than 10% of the Company's outstanding -common stock, the exercise price must be at least I 10% of fair market value. The exercise price of NQSO's must be not less than 80% of the fair market value of the common stock at the time of grant. An option is exercisable not earlier than six months from the date of grant.

     In April 1992, the Company adopted the 1992 Stock Option Plan to provide for the granting of options to directors. According to the terms of this plan, each director is granted options to purchase 1,500 shares each year. The maximum amount of the Company's common stock that may be granted under this plan is 20,000 shares. Options are exercisable at the fair market value of the common stock on the date of grant and have five year terms.

     Information with respect to options under the 1986 and 1992 Stock Option Plans is summarized as follows:

                                               ---------- Year Ended ---------

                           March 31,     March 25,     Sept. 30,     Sept. 30,
                             1996          1995           1994          1993
     Outstanding,
     Beginning of Year       28,980       131,367        82,900         22,875

     Granted                  9,000        15,896        69,117         86,000
     Converted                    0       (91,933)            0              0
     Expired                (30,480)      (26,350)      (20,650)       (25,975)
     Exercised                    0             0             0              0

     Outstanding,
     End of Year                700        28,980        131,367        82,900


                                   CORNICHE GROUP INCORPORATED
                                  NOTES TO FINANCIAL STATEMENTS


NOTE 11     STOCKHOLDERS EQUITY (Cont'd)

          Stock Option Plans (cont'd)

     The Company reclassified 18,000 options shown as expired in its 1994 financial statements to be outstanding as of March 25, 1995.

     Outstanding options expire 90 days after termination of holder's status as employee or director. Included in the outstanding options at March 31, 1996 were 1,500 shares which expired in April 1996 and 3,000 shares which expired in June 1996.

     At March 31, 1996, there were 1,500 exercisable outstanding options and 152,500 shares avoidable for grant. Exercise prices of outstanding options ranged from $3.80 to $32.50.

     On May 1, 1996, 3,000 options were granted at an exercise price of $0.40625 per share.

                            CORNICHE GROUP INCORPORATED
                           NOTES TO FINANCIAL STATEMENTS


NOTE 12        RELATED PARTY TRANSACTIONS

     B.R. Linton, a director of Chessbourne until April 28, 1995, is also a director of Ash Property Company Limited, a property investment company. During the year ended March 25, 1995, a property was leased by Corniche from Ash Property Company Limited at a rental of approximately $94,000.

     B.R. Linton is also a director of Ronatree. Until March 2, 1995, Ronatree beneficially owned a 49% interest in the ordinary share capital of Chessbourne. On March 2, 1995, CGI purchased such interest from Ronatree in exchange for the issuance of 25,000 shares of CGI.

     On March 2, 1995, Chester acquired 215,150 common shares of CGI. CGI issued the shares in order to induce Chester to agree to terminate a pre-existing agreement to acquire Corniche and in forgiveness by Chester of approximately $71,000 of indebtedness owed to Chester and its subsidiaries by Corniche.

     Effective March 25, 1995, CGI sold its wholly-owned medical imaging products subsidiary to Chester in exchange for the 215,150 shares of the Company's common stock previously issued to Chester in connection with the Company's acquisition of Corniche and a 180-day promissory note in the principal amount of $200,000. The promissory note also includes an option to apply the unpaid balance of such note to purchase securities of Chester or such operating subsidiary, or any other parent company of such operating subsidiary at the fair market value of such securities.

     During the year ended March 25, 1995, the Company charged fees of $261,211 to Chester for management services provided by its directors and employees to Chester. These fees were still owed by Chester as of March 25, 1995. The Company fully provided against this receivable.

     During the year ended March 25, 1995, the Company sold inventory totalling $732,367 to a subsidiary of Chester. In addition, the Company purchased inventory from a subsidiary of Chester for $204,323.

     On march 31, 1995, an agreement was completed whereby seven retail stores were acquired from a subsidiary of Chester. The consideration paid totalled $772,000 (see Note 9).

                                 CORNICHE GROUP INCORPORATED
                                NOTES TO FINANCIAL STATEMENTS




NOTE 13     COMMITMENTS, CONTINGENCIES AND OTHER

     Legal Proceedings

     During fiscal 1994, the Company disclosed irregularities in its revenue recognition practices which led to the restatement of the Company's financial statements for fiscal years ended September 30, 1989, 1990, and 1991, and the first quarter of fiscal 1992. As a result, nine class action securities complaints (the "lawsuits") were filed against the Company and certain other persons which were settled in January 1994. Pursuant to the settlement, the Company paid $2,560,000 in cash in 1995 and issued $1,000,000 in 7% cumulative convertible preferred stock. The preferred- stock is convertible into common stock at a price of $5.20 per share, and will be callable for five years. The preferred stock has been included in stockholders' equity at March 31, 1996 and at March 25, 1995. Stockholders who purchased CGI's shares between January 3, 1989 and May 7, 1992 have been included within the plaintiff class for purposes of the settlement.

     CGI and certain of its former officers and directors were involved in a shareholders' derivative action filed in Delaware Chancery Court. The causes of action asserted included breach of fiduciary duty, breach of duty of care and trust of the Company's shareholders, gross negligence and mismanagement, as well as common law conspiracy and aiding and abetting. The Court granted the Company's motion to dismiss by Opinion and Order dated May 2, 1995. The Company instituted its own action in State Court in New Jersey against its former chief executive officer, Efriam Landa. The complaint was filed on May 4, 1995. Mr. Landa answered on October 16, 1995 and asserted counterclaims seeking (a) reimbursement of defense costs in the derivative action and related investigations by the Securities and Exchange Commission ("SEC') and the United States Attorney for the District of New Jersey and (b) damages for breach of his employment contract. This matter was settled by exchange of mutual releases on December 5, 1996.

     In the opinion of management, there are no other lawsuits or claims pending against the Company.

                                 CORNICHE GROUP INCORPORATED
                                NOTES TO FINANCIAL STATEMENTS


NOTE 14     INCOME TAXES

     Income Tax Expense (benefit) represents United Kingdom corporation tax (benefit) for the years ended March 25, 1995 and March 27, 1994. There were no significant differences between the financial statement and tax basis of assets and liabilities that were expected to give rise to taxable income in the future in view of the Company's substantial tax losses available for carryforward.

     Earnings (loss) before income taxes and preferred stock dividend is attributable to the following sources:

                                                    Years Ended In
                                         =====================================

                                              1996        1995         1994

     United Kingdom                        $     0   $(2,786,689)     $3,213

     United States                        (596,849)      (595,517)         0

                                          $(596,849)  $(3,382,206)     $3,213


     In the United States the Tax Reform Act of 1986 enacted a complex set of rules limiting the utilization of net operating loss carryforwards to offset future taxable income following a corporate ownership change. The Company's ability to utilize its NOL carryforwards is limited following a change in ownership in excess of fifty percentage points. The Company has fully reserved the balance of tax benefits of its operating losses because the likelihood of realization of the tax benefits cannot be determined.

     The Company is delinquent in the filing of Federal and State Income Tax returns for the fiscal year ended September 30, 1994, short period ended March 25, 1995 and the fiscal year ended March 31, 1996.

NOTE 15     S.E.C. FILINGS

          The Company is delinquent in its filing of the following reports with the S.E.C:

          *    Annual Report on Form 10-K for the fiscal year ended March 31,
               1996.

          *    Quarterly Report on Form IO-Q for the quarter ended June 30,
               1996.

          * Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

          *    Quarterly Report on Form 10-Q for the quarter ended December
               31, 1996.

                                   CORNICHE GROUP INCORPORATED
                                  NOTES TO FINANCIAL STATEMENTS


NOTE 16     SUBSEQUENT EVENTS

          Transfer of Pledged Securities

     Effective January 30, 1997 the Company entered into a Stock Purchase Agreement with the Bank of Scotland and twelve unrelated persons whereby 1,042,250 of the 1,097,250 shares of the Company's common stock pledged to the Bank of Scotland by Brian J. Baylis and Susan A.M. Crisp to secure certain debts of Corniche Distribution Limited and subsidiaries to the Bank of Scotland were sold by the Bank of Scotland following a default in the obligation secured by the pledge to such twelve persons for an aggregate consideration of $125,070.


          Mutual Release

     On January 30, 1997 the Company paid the Bank of Scotland $89,374.49 in fun satisfaction of all principal and interest due under a Promissory Note dated February 1996 to the Bank of Scotland in the principal amount of fifty thousand sterling (see Note 6). In consideration thereof, the parties executed a Mutual Release dated as of January 30, 1997 whereby the Bank of Scotland released the Company and James J. Fyfe, the Company's sole officer and director, from all liabilities, accounts, courses of action, sums of money, reckonings, contracts, controversies, agreements, damages, judgements, executions, claims, demands, debts, obligations, promises, covenants, actions and undertakings which the Company or James J. Fyfe the Bank of Scotland ever had at the time of the release or could thereafter have by reason of any matter up to and through the date of the release and the Company and James J. Fyfe released the Bank of Scotland in similar fashion.


          Equity Offerings

     During the period July 1996 through December 1996 the Company engaged in a private offering of securities pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. The offering of up to $300,000 - was conducted on a "best efforts" basis through Robert M. Cohen & Co., Inc. ("RMCC"), a New York based broker-dealer and was offered and sold in the form of $25,000 units. Each unit consisted of one $25,000 face amount 90-day, 8% promissory note and one redeemable common stock purchase warrant to purchase 60,000 shares of the Company's common stock at a price of $ .50 per share during a period of three years from issuance. The offering was terminated in January 1997 upon sale of 4 units resulting in $100,000 in gross proceeds. In connection with such offering, RMCC was paid sales commissions equal to 10% of the aggregate purchase price of the units sold resulting in aggregate sales commissions of $10,000.

                             CORNICHE GROUP INCORPORATED
                            NOTES TO FINANCIAL STATEMENTS




NOTE 16     SUBSEQUENT EVENTS (Cont'd)

          Equity Offerings (Cont'd)

     During the period January 1997 through date hereof, the Company engaged in a private offering of securities pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. The offering consists of up to 19 units being sold at an offering price of $25,000 per unit. Each unit consists of one $25,000 face amount 90-day, 8% promissory note and one redeemable common stock purchase warrant to purchase 60,000 shares of the Company's common stock at a price of $ .50 per share during a period of three years from issuance. The offering of up to $475,000 is being conducted on a "best efforts" basis through RMCC. In connection with such ' offering, RMCC is being paid sales commissions equal to 10% of the purchase price for each unit sold or $2,500 per unit. To date RMCC has sold 14 units.


          Settlement of Accounts Payable

     The Company has settled its Accounts Payable with its major creditors. The settlement resulted in a reduction of selling general and administrative expenses in the amount of $175,637.


          Settlement of Note Payable

     The Company has settled its Note Payable for $5,000 in full satisfaction of all remaining sums due including accrued interest. The adjustment has been reflected in the Financial Statements.

                                  CORNICHE GROUP INCORPORATED
                                          SCHEDULE II
                              VALUATION AND QUALIFYING ACCOUNTS
            FOR THE YEARS ENDED MARCH 31,1996, MARCH 25,1995 AND MARCH 27,1994

     COL. A               COL B.                                  COL. C                  COL. D                 COL. E
                                                                 ADDITIONS

                          Balance at Beginning     Charges to Costs     Acquisitions     Deductions           Balance at
     Description                 of Period           and expenses     of Subsidiaries     Describe             End of Period
Allowance for Doubtful
Account             1994      $         0                $ 71,832             $59,860       $       0            $131,692
                    1995           131,692                 349,231                   0        135,815 (1)         345,108
                    1996           345,108                       0                   0        345,108 (3)               0

Reserve against
Notes Receivable
in Default           1994              0                         0                  0              0                   0
                     1995              0                         0                  0              0                   0
                     1996              0                    75,000                  0              0              75,000

Inventory Reserve    1994              0                    56,659             29,930              0              86,589
                     1995         86,589                     9,758                  0         56,123 (2)          40,224
                     1996         40,224                         0                  0         40,224 (3)               0



(1)     Elimination of reserve on bad debt write-off.
(2)     Release of provision no longer required.
(3)     Elimination of UK subsidiary following receivership proceeding.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 5, 1995, Registrant terminated its relationship with the accounting firm of Ernst & Young, LLP ("Ernst & Young") as Registrant's independent auditors responsible for the audit of Registrant's financial statements. This action was recommended by Registrant's Audit Committee and approved by its Board of Directors. The decision to terminate Ernst & Young as Registrant's principal independent auditors was made because another accounting firm, Coopers & Lybrand LLP ("Coopers"), had been the auditor for Registrant's then recently-acquired subsidiary, CDL, for some time.

     In connection with the audits of Registrant's financial statements for the fiscal year ended September 30, 1994, and in the subsequent interim period, there were no disagreements with Ernst & Young on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to such matter in their report. Ernst & Young's report on Registrant's financial statements for its fiscal year ended September 30, 1994 expressed an unqualified opinion on those financial statements based on their audit but included an explanatory paragraph noting a "substantial doubt about Registrant's ability to continue as a going concern" based upon the several matters summarized in such report.

     During the period April 1995 through on or about July 6, 1995 Registrant negotiated with Coopers regarding the preparation of Registrant's audited financial statements for the year ended March 25, 1995. Coopers subsequently declined to act as Registrant's independent auditors even though Coopers' U.K.
office continued to act as auditor for Registrant's subsidiary, CDL, and provided audited financial statements for CDL for the year ended March 25, 1995. Coopers decision not to act as Registrant's auditors was not based on any disagreements with Registrant on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to Coopers satisfaction, would have caused Coopers to make reference to such matters in their reports. Coopers never offered
Registrant a formal reason for declining to act as Registrant's auditors although Registrant was led to believe that Coopers' U.S. offices did not want to act for a company with a recent experience of significant losses coupled with prior shareholder litigation.

     On July 20, 1995, Registrant appointed Mahoney Cohen & Company, PC
("Mahoney Cohen") as Registrant's independent auditors responsible for the audit of Registrant's financial statements. This action was recommended by Registrant's Audit Committee and approved by its Board of Directors.
Registrant had not consulted Mahoney Cohen regarding any accounting or financial reporting issues prior to that firm being retained by Registrant.

     In connection with its audit of Registrant's financial statements for the fiscal year ended March 25, 1995, and in the subsequent interim period through on or about April 17, 1997 when the relationship was formally terminated and it resigned as Registrant's independent auditors, there were no disagreements between Mahoney Cohen and Registrant on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of Mahoney Cohen, would have caused
Mahoney Cohen to make reference to such matters in their report.  Mahoney
Cohen's report on Registrant's financial statements for the fiscal year ended
March 25, 1995 expressed an unqualified opinion on those financial statements based upon their audit but included a paragraph noting a "substantial doubt about Registrant's ability to continue as a going concern" based upon the several matters summarized in such report.

     In February 1997 Registrant appointed Simontacchi & Co., P.A.
("Simontacchi") as Registrant's independent auditors responsible for the audit of Registrant's financial statements. This action was approved by Registrant's board of directors. Registrant had not consulted Simontacchi regarding any accounting or financial reporting issues prior to that firm being retained by Registrant.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


Directors

     The following sets forth, as at March 31, 1996, the directors of Registrant, their respective ages, the year in which each was first elected or appointed a director, and any other office in Registrant held by each director. Each director holds office until the next annual meeting of shareholders and until their successors have been elected and qualified.

                            Other Offices                    Director
       Name                      Held              Age        Since

     James J. Fyfe        Vice President, Chief     42         1995
                            Operating Officer
     Mathew P. Pazaryna   None                      54         1993

     In September 1996, Mathew P. Pazaryna ceased all his activities relating to his engagement as a director of Registrant. Efforts to contact him proved unsuccessful and consequently, his association with Registrant was terminated. Although no written resignation was provided to Registrant by Mr.
Pazaryna, Registrant, based upon the actions of Mr. Pazaryna, treated Mr.
Pazaryna as having resigned effective September 1996. During the fiscal year ended March 31, 1996 several other directors of Registrant resigned their positions as such including George Lombardi (January 1996), Manfred Pfeiler
(May 28, 1995), Werner Haas (June 27, 1995), Brian J. Baylis (March 6, 1996), and Susan A.M. Crisp (March 6, 1996). None of the foregoing resignations were the result of any disagreements with Registrant on any matter relating to Registrant's operations, policies or practices. The resignations of Brian J.
Baylis and Susan A.M. Crisp were the result of the receivership proceedings instituted against Registrant's operating subsidiaries.

Executive Officers

     The following sets forth the executive officers of Registrant, their respective ages, the year in which each was first appointed an executive officer of Registrant and all positions and offices in Registrant held by each such person as at March 31, 1996.

                                                         Office Held
       Name               Offices Held         Age          Since

     James J. Fyfe        Vice President        42        May 1995

     During the fiscal year ended March 31, 1996 all of Registrant's executive officers, with the exception of James J. Fyfe, resigned. Brian J. Baylis and Susan A. M. Crisp resigned on March 6, 1996 as the result of the receivership proceedings instituted against Registrant's operating subsidiaries. At the time of their resignations, Mr. Baylis had been serving as Registrant's president and chief executive and Ms. Crisp had been serving as Registrant's vice president for finance and administration, chief financial officer, treasurer and secretary. Mr. Baylis and Ms. Crisp had been serving in such capacities as of March 25, 1995 when they replaced Werner Haas and George
Lombardi, respectively, following Registrant's sale of its medical imaging products subsidiary, FMI, to Chester.


Family Relationships

     No family relationship exists between any director, executive officer of Registrant or any person contemplated to become such.


Business Experience

     The following summarizes the occupation and business experience during at least the five years preceding March 31, 1996 of each person who served as a director and/or executive officer of Registrant at March 31, 1996.

     JAMES J. FYFE has been a director, vice president and the chief operating officer of Registrant since May 1995. From January 1991 to May 1995, he was an independent business consultant. Prior to January 1991 he was chairman and chief executive officer of the Lewis Group, a UK based chain of department stores and specialty retail outlets.

     MATHEW P. PAZARYNA was a director of Registrant from December 1993 until
September 1996.   From May 1995 through September 1996, Mr. Pazaryna was an
independent business consultant.  From 1992 until April 1995, he was the senior vice president and chief financial officer of Bio-Technology General
Corp.  From 1966 until 1992, he held positions in finance, accounting, and strategic planning for several subsidiaries and divisions of Johnson &
Johnson, a consumer products manufacturer.


ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the aggregate compensation paid during the three years ended March 31, 1996 to each person who served as Registrant's
Chief Executive Officer during fiscal 1996 and any other executive officer of Registrant earning in excess of $100,000 for services rendered during fiscal
1996.






                                             Summary Compensation Table
                                                                 Long-Term Compensation
                                    Annual Compensation        Awards            Payouts
                                    --------------------       --------------------------
                                                        Other                                          All
Name                                                    Annual       Rest.                             Other
and                                                     Compen-      Stock     Options     LTIP        Compen-
Principal                        Salary     Bonus       sation       Awards     SARs     Payouts       sation
Position              Year        ($)        ($)        ($)(1)        ($)        (#)        ($)        ($)(2)
Brian J. Baylis     1996     79,335           0         10,311         0       1,500         0               0
 CEO(3)             1995     78,200           0         16,198         0           0         0          17,204
                    1994     37,500           0          9,808         0           0         0          16,500


(1)    Includes car allowance.
(2)    Includes pension contributions.
(3) Compensation includes amounts paid to Mr. Baylis by CDL and its subsidiaries prior to their acquisition by Registrant in March 1995. Mr. Baylis resigned as Registrant's chief executive officer on March 6, 1996.


              Option/SAR Grants During The Fiscal Year Ended March 31, 1996
                                    Individual Grants

                      Number           % of
                      Shares of        Total
                      Common Stock     Options/
                      Underlying       SARs
                      Options/         Granted to      Exercise
                      SARs             Employees       or Base
                      Granted          in Fiscal       Price     Expiration
Name                    (#)            Year            ($/Sh)       Date
------------------------------------------------------------------------------
Brian J. Baylis       1,500            16.67%           .48     June 6, 1996



         Aggregate Options/SAR Exercises During Fiscal Year Ended March 31, 1996
                            and Fiscal Year-End Options/SAR/Values

                                                                                    Value of
                                                               Number of            Unexercised
                                                               Unexercised          In-the-Money
                                                               Options/SARs         Options/SARs
                                                               At FY-End (#)        At FY-End ($)
                   Shares Acquired                             Exercisable/         Exercisable/
Name               on Exercise (#)   Value Realized ($)        Unexercisable        Unexercisable
Brian J. Baylis            0                 0                 1,500 (unexercisable)    N/A



Compensation of Directors

     Directors who are not full-time members of management receive $300 per Board of Directors meeting attended, in addition to reimbursement of travel expenses. Directors are also compensated for special assignments from time to time. No special compensation was paid in fiscal 1996.

     All directors receive options to purchase 1,500 shares of Registrant's common stock each May under Registrant's 1992 Stock Option Plan for Directors.


Compliance with Section 16(a) of the Exchange Act

     Any person who is an officer, director, or the beneficial owner, directly or indirectly, of more than 10% of the outstanding common stock of Registrant is required under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") to file certain reports with the Securities and Exchange Commission (the "Commission") disclosing his or her holdings or transactions in any securities of Registrant. For purposes of this discussion, all such persons required to file such reports will be referred to as "Reporting Persons". Every Reporting Person must file an initial statement of his or her beneficial ownership of Registrant's securities on the Commission's Form 3 within ten days after he or she becomes a Reporting Person. Thereafter (with certain limited exceptions), all changes in his or her beneficial ownership of Registrant's securities must be reported on the Commission's Form 4 on or before the 10th day after the end of the month in which such change occurred. Certain changes in beneficial ownership are exempt from the

Form 4 reporting requirements, but are required to be reported on a Form 5 within 45 days of the end of the fiscal year in which such changes occurred. The Registrant knows of no person who was a Reporting Person during the fiscal year ended March 31, 1996, who has failed to file any reports required to be filed during such period on Forms 3 and 4 with respect to his holdings or transactions in the Company's securities.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

     As of March 19, 1997 there were no persons known to Registrant to be the beneficial owners of more than 5% of Registrant's common stock, $.10 par value.


Security Ownership of Management

     The following table sets forth information concerning the beneficial ownership of Registrant's common stock, as of March 19, 1997, by (i) each person who was a director or a nominee to become a director, (ii) Registrant's executive officers, and (iii) all persons who were directors and officers of Registrant, as a group, and the percentage of Registrant's issued and outstanding stock represented by such beneficial ownership.

        Name and Address       Amount and Nature of
      of Beneficial Owner      Beneficial Ownership     Percent of Class

     James J. Fyfe                    -0- (1)                 -0-
     145 Route 46 West
     Wayne, NJ 07974

     All directors and officers       -0- (1)                 -0-
       as a group (1 person)

________________

(1) Does not include 1,500 shares of common stock which may be issued to Mr. Fyfe upon the exercise of 1,500 stock options issued to Mr. Fyfe as of May 1996 in connection with his services as a director of Registrant. These options were issued in connection with Registrant's 1992 Stock Option Plan and are not exercisable until May 1997. Each option is exercisable at an exercise price of $.40625 per share.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions With Management and Others

     During the fiscal year ended March 31, 1996 and all subsequent periods there have been no material transactions between Registrant and any member of management or any principal shareholder of Registrant.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

Financial Statements

     The financial statements filed as a part of this report are as follows:

     Report of independent accountants

     Balance Sheets - March 31, 1996 and March 25, 1995

     Statements of Operations - Years ended March 31, 1996,
       March 25, 1995 and March 27, 1994

      Statement of Changes in Stockholders' (Deficiency)/Equity -
       Years ended March 31, 1996, March 25, 1995 and March 27, 1994

     Statements of Cash Flows - Years ended March 31, 1996,
       March 25, 1995 and March 27, 1994

     Notes to consolidated financial statements


Financial Statement Schedules

     The financial statement schedule filed as a part of this report is as follows:

     Valuation and Qualifying Accounts for the years ended March 31, 1996, March 25, 1995 and March 27, 1994.

     Other financial statement schedules have been omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.


Exhibits

     The exhibits filed as a part of this report are as follows:

                                                                          Exhibit No. as filed
                                                                          with registration statement
                                                                         or report specified below

      3    (a)     Certificate of Incorporation filed September 18, 1980 (1)   3
           (b)     Amendment to Certificate of Incorporation filed
                    September 29, 1980 (1)                                     3
           (c)     Amendment to Certificate of Incorporation filed
                    July 28, 1983 (2)                                          3(b)
           (d)     Amendment to Certificate of Incorporation filed
                    February 10, 1984 (2)                                      3(d)
          (e)     Amendment to Certificate of Incorporation filed
                    March 31, 1986 (3)                                         3(e)


          (f)     Amendment to Certificate of Incorporation filed
                    March 23, 1987 (4)                                         3(g)
          (g)     Amendment to Certificate of Incorporation filed
                    June 12, 1990 (5)                                          3.8
          (h)     Amendment to Certificate of Incorporation filed
                    September 27, 1991 (6)                                     3.9
          (i)     Certificate of Designation filed November 12, 1984 (7)       3.8
          (j)     Amendment to Certificate of Incorporation filed
                    September 28, 1995                                           *
          (k)     By-laws of the Registrant, as amended on
                  December 22, 1983(2)                                         3(c)
          (l)     By-laws of the Registrant, as amended on
                  December 5, 1985(3)                                         3(f)
          (m)     By-laws of the Registrant, as amended on
                   April 25, 1991(6)                                          3.10
     4     (a)     Form of Underwriter's Warrant (6)                          4.9.1
          (b)     Form of Promissory Note - 1996 Offering                         *
          (c)     Form of Promissory Note - 1997 Offering                         *

          (d)     Form of Common Stock Purchase Warrant - 1996 Offering           *
          (e)     Form of Common Stock Purchase Warrant - 1997 Offering           *
     10     (a)     Form of Financial Advisory Agreement between
                    Registrant and Commonwealth Associates (6)                10.13
          (b)     Underwriting Agreement among Registrant,
                    Commonwealth Associates and Selling Stockholders,
                    dated November 15, 1991 (8)                              10.14
          (c)     1986 Stock Option Plan, as amended (7)                     10.6
          (d)     1992 Stock Option Plan (9)                                    B
          (e)     Novation Agreement relating to a Share Sale and Purchase
                    Agreement dated April 24, 1994 among Brian John
                    Baylis, Susan Ann Meadows Crisp and Fidelity
                    Medical, Inc. dated March 2, 1995 (10)                     2(a)
          (f)     Supplemental Agreement relating to a Share Sale and
                    Purchase Agreement dated April 24, 1994 among
                    Brian John Baylis, Susan Ann Meadows Crisp and
                    Fidelity Medical, Inc. dated March 2, 1995 (10)            2(b)
          (g)     Agreement for sale and purchase of the entire issued
                    share capital of Corniche Distribution Limited among
                    Brian John Baylis, Susan Ann Meadows Crisp and
                    Fidelity Medical, Inc. dated March 2, 1995 (10)            2(c)
          (h)     Letter of Agreement between Fidelity Medical, Inc. and
                    NWCM Limited dated as of March 6, 1995 (10)                2(d)
          (i)     Supplemental Agreement with respect to Options
                    dated March 2, 1995 (10)                                   9(b)
          (j)     Stock Purchase Agreement dated as of March 25, 1995
                    by and between Fidelity Medical, Inc. and Chester
                    Holdings, Ltd (11)                                         2(a)
          (k)     Promissory Note and Option Agreement dated as of
                    March 25, 1995 from Chester Holdings, Ltd. to
                    Fidelity Medical, Inc. (11)                                2(b)


          (l)     Form of Warrant of Fidelity Medical, Inc. to be issued
                    to employees of Fidelity Medical, Inc., a New Jersey
                    corporation, in replacement of stock options (11)          2(c)
          (m)     Stock Purchase Agreement dated as of January 30, 1997
                    by and among Registrant, the Bank of Scotland and 12 Buyers  *
          (n)     Mutual Release dated as of January 30, 1997 by and among
                    Registrant, James Fyfe and the Bank of Scotland              *
     27            Financial Data Schedule
     99     (a)    Opinion Letter of Smithsons Solicitors dated March 7, 1997 regarding the status of Registrant's former subsidiaries
                    as the result of the February 1996 receivership proceedings. *
     99     (b)     Letter of James J. Fyfe Regarding Unavailablity of Re-signed
                    Audit Reports from Coopers & Lybrand LLP                     *
     99     (c)     Letter of Mahoney Cohen Rashba & Pokart, CPA, PC Regarding
                     Their Inability to Re-Sign Their July 25, 1995 Audit Report *


* Filed herewith
-----------------
Notes:

(1) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-18, File No. 2-69627, which exhibit is incorporated herein by reference.

(2) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-2, File No. 2-88712, which exhibit is incorporated herein by reference.

(3) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-2, File No. 33-4458, which exhibit is incorporated herein by reference.

(4) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K for the year ended September 30, 1987, which exhibit is incorporated herein by reference.

(5) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-3, File No. 33-42287, which exhibit is incorporated herein by reference.

(6) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-1, File No. 33-42154, which exhibit is incorporated herein by reference.

(7) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K for the year ended September 30, 1994, which exhibit is incorporated herein by reference.

(8) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K for the year ended September 30, 1991, which exhibit is incorporated herein by reference.

(9) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the proxy statement of Registrant dated March 30, 1992, which exhibit is incorporated herein by reference.

(10) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of Registrant on Form 8-K, dated March 2, 1995, which exhibit is incorporated herein by reference.

(11) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of Registrant on Form 8-K, dated April 5, 1995, which exhibit is incorporated herein by reference.


Reports on Form 8-K

     No reports on Form 8-K have been filed by Registrant during the last quarter of the period covered by this report other than Registrant's Report on Form 8-K dated February 7, 1996 reporting on Item 3, Bankruptcy or Receivership, and relating to the appointment of a receiver for Registrant's operating subsidiaries, Chessbourne and TSCL.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CORNICHE GROUP INCORPORATED


                                         By /s/ James J. Fyfe
                                           JAMES J. FYFE, Vice President



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

     Signatures                           Title                   Date

Principal Executive Officer:

/s/ James J. Fyfe                    Vice President           April 24, 1997
JAMES J. FYFE

Principal Financial and
 Accounting Officer:

/s/ James J. Fyfe                    Vice President           April 24, 1997
JAMES J. FYFE

A Majority of the board of directors:

/s/ James J. Fyfe                                             April 24, 1997
JAMES J. FYFE

                                    EXHIBITS

                               -------------------

                           CORNICHE GROUP INCORPORATED

                                    FORM 10-K

                               --------------------

                                  Exhibit Index


     The exhibits indicated below as having heretofore been filed with another document with the Securities and Exchange Commission are incorporated herein by reference.


                                                                        Exhibit No. as filed
                                                                          with registration
                                                                          statement or report
                                                                            specified below       Page No.

     3     (a)     Certificate of Incorporation filed September 18, 1980 (1)          3
          (b)     Amendment to Certificate of Incorporation filed
                    September 29, 1980 (1)                                            3
          (c)     Amendment to Certificate of Incorporation filed
                    July 28, 1983 (2)                                               3(b)
          (d)     Amendment to Certificate of Incorporation filed
                    February 10, 1984 (2)                                           3(d)
          (e)     Amendment to Certificate of Incorporation filed
                    March 31, 1986 (3)                                              3(e)
          (f)     Amendment to Certificate of Incorporation filed
                    March 23, 1987 (4)                                              3(g)
          (g)     Amendment to Certificate of Incorporation filed
                    June 12, 1990 (5)                                               3.8
          (h)     Amendment to Certificate of Incorporation filed
                    September 27, 1991 (6)                                          3.9
          (i)     Certificate of Designation filed November 12, 1984 (7)            3.8
          (j)     Amendment to Certificate of Incorporation filed
                    September 28, 1995                                                *             62
          (k)     By-laws of the Registrant, as amended on
                  December 22, 1983(2)                                              3(c)
          (l)     By-laws of the Registrant, as amended on
                  December 5, 1985(3)                                               3(f)
          (m)     By-laws of the Registrant, as amended on
                    April 25, 1991(6)                                               3.10
     4     (a)     Form of Underwriter's Warrant (6)                                4.9
          (b)     Form of Promissory Note - 1996 Offering                             *             69
          (c)     Form of Promissory Note - 1997 Offering                             *             76
          (d)     Form of Common Stock Purchase Warrant - 1996 Offering               *             83
          (e)     Form of Common Stock Purchase Warrant - 1997 Offering               *             88


     10     (a)     Form of Financial Advisory Agreement between
                    Registrant and Commonwealth Associates (6)                      10.13
          (b)     Underwriting Agreement among Registrant,
                    Commonwealth Associates and Selling Stockholders,
                    dated November 15, 1991 (8)                                     10.14
          (c)     1986 Stock Option Plan, as amended (7)                            10.6
          (d)     1992 Stock Option Plan (9)                                           B
          (e)     Novation Agreement relating to a Share Sale and Purchase
                    Agreement dated April 24, 1994 among Brian John
                    Baylis, Susan Ann Meadows Crisp and Fidelity
                    Medical, Inc. dated March 2, 1995 (10)                            2(a)
          (f)     Supplemental Agreement relating to a Share Sale and
                    Purchase Agreement dated April 24, 1994 among
                    Brian John Baylis, Susan Ann Meadows Crisp and
                    Fidelity Medical, Inc. dated March 2, 1995 (10)                   2(b)
          (g)     Agreement for sale and purchase of the entire issued
                    share capital of Corniche Distribution Limited among
                    Brian John Baylis, Susan Ann Meadows Crisp and
                    Fidelity Medical, Inc. dated March 2, 1995 (10)                   2(c)
          (h)     Letter of Agreement between Fidelity Medical, Inc. and
                    NWCM Limited dated as of March 6, 1995 (10)                       2(d)
          (i)     Supplemental Agreement with respect to Options
                    dated March 2, 1995 (10)                                          9(b)
          (j)     Stock Purchase Agreement dated as of March 25, 1995
                    by and between Fidelity Medical, Inc. and Chester
                    Holdings, Ltd (11)                                                2(a)
          (k)     Promissory Note and Option Agreement dated as of
                    March 25, 1995 from Chester Holdings, Ltd. to
                    Fidelity Medical, Inc. (11)                                       2(b)
          (l)     Form of Warrant of Fidelity Medical, Inc. to be issued
                    to employees of Fidelity Medical, Inc., a New Jersey
                    corporation, in replacement of stock options (11)                 2(c)
          (m)     Stock Purchase Agreement dated as of January 30, 1997
                    by and among Registrant, the Bank of Scotland and 12 Buyers         *              93
          (n)     Mutual Release dated as of January 30, 1997 by and among
                    Registrant, James Fyfe and the Bank of Scotland                     *             115
     27     Financial Data Schedule                                                     *             118
     99     (a)     Opinion Letter of Smithsons Solicitors dated March 7, 1997 regarding the status of Registrant's former subsidiaries
                    as the result of the February 1996 receivership proceedings.        *             119
     99     (b)     Letter of James J. Fyfe Regarding Unavailablity of Re-signed
                    Audit Reports from Coopers & Lybrand LLP                            *     206
     99     (c)     Letter of Mahoney Cohen Rashba & Pokart, CPA, PC Regarding Their
                    Inability to Re-Sign Their July 25, 1995 Audit Report               *     210


* Filed herewith
________________

Notes:

(1) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-18, File No. 2-69627, which exhibit is incorporated herein by reference.

(2) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-2, File No. 2-88712, which exhibit is incorporated herein by reference.

(3) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-2, File No. 33-4458, which exhibit is incorporated herein by reference.

(4) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K for the year ended September 30, 1987, which exhibit is incorporated herein by reference.

(5) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-3, File No. 33-42287, which exhibit is incorporated herein by reference.

(6) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-1, File No. 33-42154, which exhibit is incorporated herein by reference.

(7) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K for the year ended September 30, 1994, which exhibit is incorporated herein by reference.

(8) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K for the year ended September 30, 1991, which exhibit is incorporated herein by reference.

(9) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the proxy statement of Registrant dated March 30, 1992, which exhibit is incorporated herein by reference.

(10) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of Registrant on Form 8-K, dated March 2, 1995, which exhibit is incorporated herein by reference.

(11)Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of Registrant on Form 8-K, dated April 5, 1995, which exhibit is incorporated herein by reference.