Form 10-K/A
period 1996-03-31
CORNICHE GROUP INC /DE
filed 1997-05-06
CIK 320017

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            __________________________

                                   FORM 10-K/A

       (Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996].

     For the fiscal year ended March 31, 1996
                                                  OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].

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


          Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.    Yes [X]   No [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                  [Cover page 1 of 2]

                                  [Page 1 of 4 pages]

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


                          DOCUMENTS INCORPORATED BY REFERENCE


                    Annual Reports on Forms 10-K of Registrant for the years ended March 25, 1995 and September 30, 1994

                                Proxy Statement of Registrant
                     September 28, 1995 Annual Meeting of Stockholders


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












                                                      FISCAL YEAR ENDING

                                              March 31,            March 25,          March 27,            March 31,
                                                1996                1995               1994                 1993
     Statement of Operations:

       Net Sales                                 $0            $21,048,151          $7,585,360              $336,779
       Cost of Sales                              0             15,531,102           5,121,884                20,381
       Gross Profit                               0              5,517,049           2,463,476               316,398
       Operating (Loss)
         Income                            (257,073)            (2,821,339)            207,300                16,436
       Net (Loss) Income from
          Continuing Operations            (323,510)            (3,394,652)              1,804                   496
       Net (Loss) Income per Common Share:     (.14)                 (2.05)                  0                     0
       Weighted Average Number
         of Shares Outstanding            2,300,829              1,656,903           1,669,784             1,670,232

       Dividends per Common Share                -0-                    -0-                 -0-                   -0-


                                               March 31, 1996   March 25, 1995
     Balance Sheet Data:

     Working Capital (Deficiency)                $(320,240)       $(1,863,138)
       Total Assets                                136,201          9,822,570
       Current Liabilities                         455,306          9,122,665
       (Accumulated Deficit) Retained Earnings  (2,116,785)        (3,827,879)
       Stockholders' Equity (Deficiency)          (319,105)        (2,879,165)

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

     Signatures                          Title                        Date

     Principal Executive Officer:

     /s/ James J. Fyfe                 Vice President              May 5, 1997
    JAMES J. FYFE

     Principal Financial and
      Accounting Officer:

     /s/ James J. Fyfe                 Vice President              May 5, 1997
    JAMES J. FYFE

     A Majority of the board of directors:

     /s/ James J. Fyfe                                             May 5, 1997
    JAMES J. FYFE