Form 10-Q
period 1996-06-30
CORNICHE GROUP INC /DE
filed 1997-05-16
CIK 320017

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                            ___________________________

                                    FORM 10-Q

     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                    OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:  0-10909

                          CORNICHE GROUP INCORPORATED
            (Exact name of registrant as specified in its charter)

                Delaware                             22-2343568
     (State or other jurisdiction of              (I.R.S. employer
     incorporation or organization)               Identification No.)

             Wayne Interchange Plaza I
         145 Route 46 West, Wayne, NJ                      07470
     (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code:  201-785-3330

                                  Not Applicable
           (Former name, former address and former fiscal year,
                       if changed since last report)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes     X      No
                                                      _______        _________

                          2,412,278 shares, $.10 par value
          (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)



                                     Page 1 of 13 pages

                              CORNICHE GROUP INCORPORATED






                                   TABLE OF CONTENTS



                                                                         Page
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statement (Unaudited)

          Balance Sheet at June 30, 1996
          and March 31, 1996                   . . . . . . . . . . . . . .    3

          Statement of Operations for the
          three months ended June 30, 1996 and
          June 30, 1995                        . . . . . . . . . . . . . . .  4

          Statement of Cash Flows for the three
          months ended June 30, 1996 and June 30, 1995  . . . . . . . . .     5

          Notes to Unaudited Financial Statements        . . . . . . . . . .  6

     Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations     . . . . . . .  11

PART II - OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K     . . . . . . . . . .   13


     The financial statements are unaudited. However, the management of the registrant believes that all necessary adjustments (which include only normal recurring accruals) have been reflected to present fairly the financial position of the registrant at March 31, 1996 and June 30, 1996, the results of its operations for the three months ended June 30, 1996 and 1995 and the results of its operations and changes in its cash flows for the three months ended June 30, 1996 and 1995.

                             CORNICHE GROUP INCORPORATED
                                   Balance Sheet

ASSETS

                                                       June 30,     March 31,
                                                         1996        1996
                                                     (unaudited)   (audited)
     Current assets:

          Cash                                           $449         $66
          Notes Receivable (see Note 5)                90,000     125,000
          Other Receivables                                 0      10,000
                                                  ----------     ------------
             Total current assets                     90,449      135,066

     Other assets:

          Property and equipment, net                   1,038       1,135
                                                  ------------     ------------
             Total assets                             $91,487     $136,201
                                                      =======     ========

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

     Current liabilities:

          Notes Payable                                $ 5,000   $ 5,000
          Note payable on debt compromise               77,630     77,630
          Trade accounts payable                       166,185    183,123
          Dividends payable - preferred stock          100,661     84,749
          Accrued liabilities                          111,078    104,804
                                                   ------------  -----------
             Total current liabilities                 460,554    455,306
                                                   ------------   -----------
     Stockholders' (deficiency) equity:

     Stockholders's Equity (Deficiency)
          Preferred Stock, $.01 par value,
               authorized 5,000,000 shares
               including 1,000,000 shares of 7%
               cumulative convertible preferred
               stock, issued and outstanding
               909,267 shares                         909,267    909,267
     Common stock, $0.10 par value,
               authorized - 30,000,000 shares,
               issued 2,630,378 shares                263,037     263,037
     Additional paid-in capital                       830,086     830,086
     (Accumulated deficit) retained earnings       (2,166,747) (2,116,785)
                                                    ---------- ------------
                                                  (   164,357) (   114,395)
     Treasury stock-at cost, 218,100
          shares.                                (    204,710) (   204,710)
                                                 ------------- -------------
     Total stockholders' (deficiency) equity     (    369,067) (    319,105)
                                                 ------------- ---------------
     Total liabilities and stockholders'
          (deficiency) equity                     $    91,487     $ 136,201
                                                    ==========     ==========

                                See accompanying notes

                                CORNICHE GROUP INCORPORATED
                                  Statement of Operations
                                         (UNAUDITED)

                                                  ------  3 Months Ended -----
                                                  June 30,            June 30,
                                                     1996                1995
     Net Sales                                       $0                   $0

          Cost of Sales                               0                    0
                                                      -                    -
     Gross profit                                     0                    0
                                                      -                    -

          Selling, General and
            Administrative Expenses             (32,250)              (87,698)

                                               ----------          -----------
     Operating Loss                             (32,250)              (87,698)
          Interest (net)                         (1,800)                    0

                                               ---------            ----------
     Net loss before
       Preferred Dividend                      (34,050)               (87,698)

          Preferred dividend                   (15,912)               (15,283)

                                             -----------           -----------
     Net Loss from Continuing
          Operations                           (49,962)              (102,981)

          Loss from Discontinued
          Operations                                 0             (1,285,234)


                                             -----------         -------------
     Net Income (Loss)                         (49,962)            (1,388,215)
                                               ========            ==========
     Loss per share of
          common stock

          Loss from Continuing
          Operations                           $(0.02)                 $(0.05)

          Profit from Discontinued
          Operations                                -                   (0.64)
                                               ---------           -----------
          Net Profit (Loss) per share           $(0.02)                $(0.69)
                                                 ======                 ======
     Weighted average
          number of common
          shares outstanding                 2,412,278               2,006,013

                                     See Accompanying Notes

                                 CORNICHE GROUP INCORPORATED
                                   Statement of Cash Flows
                                         (Unaudited)

                                               ------  3 Months Ended  -----
                                               June 30,              June 30,
                                                 1996                  1995
 Cash Flows from Operations:

   Net Loss from Continuing Operations      $(49,962)              $(102,981)

     Adjustments to reconcile net loss
       from continuing operations
       to net cash used in operating
       activities:

         Depreciation                            97                     144

     Changes in  Assets and Liabilities:

         (Inc)/Dec  in  Notes Receivable    35,000                        0
         (Inc)/Dec  in  Other Receivables   10,000                        0
         (Inc)/Dec  in  Prepaid Expenses         0                  (43,876)
         Inc/(Dec)  in  Accounts Payable   (16,938)                  93,283
         Inc/(Dec)  in Accrued Liabilities   6,274                 (181,240)
         Inc/(Dec)  in  Notes Payable            0                   (2,307)
         Increase in Dividends Payable      15,912                   15,283
                                            ------                ---------
     Net Cash Used in Continuing Operations    383                 (221,694)
                                            ------                ----------

     Net Cash Used in Discontinued Operations    0                  (335,000)
                                                 -                 ----------

     Net Cash Used in Operating Activities     383                  (556,694)
                                               ---                  ---------

     Cash Flows from Investing Activities:

          Payments to acquire fixed assets       0                     (8,326)
                                                 -                 -----------
     Net Cash  Used in Investing Activities      0                     (8,326)
                                                 -                 -----------
     Cash Flows from Financing Activities:

          Issuance of common stock for cash      0                    525,500
          Issuance of common stock for
           settlement of liabilities             0                     50,000
                                                 -                -----------
     Net Cash Provided by Financing Activities   0                    575,500
                                                 -                -----------
     Net Increase in Cash                      383                     10,480

     Cash at Beginning of Period                66                        100
                                          --------                  ---------
     Cash at End of Period                   $449                     $10,580
                                           =======                   ========

                                      See accompanying notes.

                            CORNICHE GROUP INCORPORATED
                        NOTES TO UNAUDITED FINANCIAL STATEMENTS


Note  1     The Company

     Corniche Group Incorporated (hereinafter referred to as the "Company" or "CGI") as a result of a reverse acquisition with Corniche Distribution Limited and its Subsidiaries ("Corniche"), (see Basis of Presentation below) was engaged in the retail sale and wholesale distribution of stationery products and related office products, including office furniture, in the United Kingdom. The operating subsidiaries of Corniche were Chessbourne International Limited ("Chessbourne") and The Stationery Company Limited ("TSCL").

     Corniche experienced large operating losses and net cash outflows from operating activities in fiscal 1995 and 1996 resulting in a significant reduction in working capital during that period. The Company was unsuccessful in its efforts to raise interim financing to resolve its liquidity problems. Additionally, the Company was not able to convert a significant portion of its bank debt to equity. As a result receivers were appointed to Corniche's subsidiaries, Chessbourne and TSCL on February 7, 1996 by their primary bankers and secured lender, Bank of Scotland and Corniche Distribution Limited was placed in receivership on February 28, 1996. (See Note 2). Since then the Company has been inactive.


Note  2     Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and the results of operations and cash flows for the three months ended June 30, 1996 and 1995. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

     The March 31, 1996 balance sheet has been derived from the audited financial statements at that date included in the Company's annual report on Form 10-K. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K.

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

CORNICHE GROUP INCORPORATED
NOTES TO UNAUDITED FINANCIAL STATEMENTS


Note  2      Basis of Presentation (continued)

of Corniche has been retroactively restated to give effect to the recapitalization. The historical financial statements prior to March 2, 1995 are those of Corniche.

     A receivership proceeding involving the operating subsidiaries of the Company was commenced on February 7, 1996 and the UK holding company, Corniche Distribution Limited, was placed in receivership on February 28, 1996. The receiverships resulted in the loss of all of the Company's operations and operating assets and eliminated most liabilities. Accordingly the operating activities of the UK subsidiaries have been classified as a discontinued operation and the excess of the UK subsidiary's cumulative losses over the Company's investment was included in the income statement for the year ended Mar ch 31, 1996. In addition, the UK subsidiaries were removed from the balance sheet for periods subsequent to December 30, 1995.

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


Note  3     Income Taxes

     Effective October 1993, the Company adopted SFAS 109, "Accounting for Income Taxes", which recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an enterprise's financial statements or tax returns.

     Income tax expense/benefit was calculated on a separate company basis between CGI and Corniche.

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

                           CORNICHE GROUP INCORPORATED
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


Note  3     Income Taxes (continued)

     The Company is delinquent in the filing of Federal and State Income Tax returns for the fiscal year ended September 30, 1994, short period ended March 25, 1995 and the fiscal year ended March 31, 1996.


Note  4     New Accounting Standards

     Effective fiscal 1996 the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments", and Statement of Position 94-6, "Disclosure of Certain Significant Risks and Uncertainties".


Note  5     Notes Receivable

     Notes Receivable at March 31, 1996 comprised a 180-day promissory note in the principal amount of $200,000 due from Chester Holdings, Ltd. ("Chester") as part consideration for the Company's former medical imaging subsidiary sold to Chester on March 25, 1995. The note was due on October 1, 1995 and includes an option to apply any unpaid balance of such note to purchase voting securities of Chester's operating subsidiary, or any new parent company of such operating subsidiary, at the fair market value of such securities. As of March 31, 1996 Chester was in default on the note and no principal or interest had been received. Through June 30, 1996 the company received payments of principal in the aggregate sum of $35,000. Additionally in July 1996 a further payment of $90,000 was received. The Company does not anticipate further cash recoveries against this note. The Company is in negotiation regarding the exercising of its the option to apply the unpaid balance of the Note to purchase voting shares of Medical Laser Technologies, Inc., the corporate parent of the operating subsidiary. However no agreement has yet been reached and accordingly a provision against recovery of the balance of $75,000 was made at March 31, 1996. No interest has been accrued.


Note  6     Notes Payable

     The Company was in default on a Note Payable dated January 12, 1995 in the principle sum of $17,000. In March 1997 the Company entered into a settlement agreement with the note holder pursuant to which the note holder accepted $5,000 in full satisfaction of all remaining sums due including accrued interest.

                            CORNICHE GROUP INCORPORATED
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note  7     Note Payable on Debt Compromise

     Notes Payable on debt compromise comprise a 180-day promissory note in the principal amount of 50,000 pounds sterling (approximately $77,630) in favor of the Bank of Scotland, primary banker to Corniche. The note was issued to settle certain claims involving Corniche and the Company following the receivership proceeding involving the Company's UK subsidiary. The note was paid in full, including accrued interest, on January 30, 1997 and simultaneously the Company was released from any further obligation.


Note  8     Commitments and Contingencies

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

     In the opinion of management there are no other lawsuits or claims pending against the Company.

                             CORNICHE GROUP INCORPORATED
                        NOTES TO UNAUDITED FINANCIAL STATEMENTS


Note  9     Stockholders Equity

     Effective October 1, 1995 the Company declared a one-for-ten reverse stock split and all numbers of shares and share values stated herein reflect such reverse split unless otherwise noted.

Note 10     Subsequent Events

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

     Mutual Release

     On January 30, 1997 the Company paid the Bank of Scotland $89,374.49 in full satisfaction of all principal and interest due under a Promissory Note dated February 1996 to the Bank of Scotland in the principal amount of fifty thousand pounds sterling (see Note 6). In consideration thereof, the parties executed a Mutual Release dated as of January 30, 1997 whereby the Bank of Scotland released the Company and James J. Fyfe, the Company's sole officer and director, from all liabilities, accounts, courses of action, sums of money, reckonings, contracts, controversies, agreements, damages, judgements. executions, claims, demands, debts, obligations, promises, covenants, actions and undertakings which against the Company or Fyfe the Bank of Scotland ever had, had at the time of the release or could thereafter have by reason of any matter up to and through the date of the release and the Company and Fyfe released the Bank of Scotland in similar fashion.

     Securities Offerings

     During the period July 1996 through December 1996 the Company engaged in a private offering of securities pursuant to Rule 506 of Regulation D of the Securities Act of 1993, as amended. The offering of up to $300,000 was conducted on a "best efforts" basis through Robert M. Cohen & Company, Inc. ("RMCC") a New York based broker-dealer and was offered and sold in the form of $25,000 units. Each unit consisted of one $25,000 face amount 90-day, 8% promissory note and one redeemable common stock purchase warrant to purchase 60,000 shares of the Company's common stock at a price of $0.50 per share during a period of three years from issuance. The offering was terminated in December 1996 upon the sale of 4 units resulting in $100,000 in gross proceeds. In connection with such offering, RMCC was paid sales commissions

                               CORNICHE GROUP INCORPORATED
                          NOTES TO UNAUDITED FINANCIAL STATEMENTS


Note 10     Subsequent Events (continued)

equal to 10% of the aggregate purchase price of the units sold resulting in aggregate sales commissions of $10,000.

     During the period January 1997 through April 30, 1997 the Company engaged in a private offering of securities pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. The offering consisted of up to 19 units being sold at an offering price of $25,000 per unit. Each unit consisted of one $25,000 face amount 90-day, 8% promissory note and one redeemable common stock purchase warrant to purchase 60,000 shares of the Company's common stock at a price of $0.50 per share during a period of three years from issuance. The offering of up to $475,000 was conducted on a "best efforts" basis through RMCC. In connection with such offering, RMCC was paid sales commissions equal to 10% of the purchase price for each unit sold or $2,500 per unit. RMCC sold 17 units.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Unaudited Financial Statements and notes thereto.


     Results of Operations

     The Company has been inactive since the receivership proceeding involving its former UK subsidiaries Corniche, Chessbourne and TSCL in February 1996.

     The receiverships resulted in the loss of all of the Company's operations and operating assets and eliminated most liabilities. Accordingly the operating activities of the UK subsidiaries have been classified as a discontinued operation and the excess of the UK subsidiary's cumulative losses over the Company's investment was included in the income statement for the year ended March 31, 1996. In addition, the UK subsidiaries were removed from the balance sheet for periods subsequent to December 30, 1995.

     During the period March 1996 through the date hereof management has been endeavoring to firstly raise interim financing to settle its outstanding liabilities and thereafter identify and evaluate potential acquisitions.

     The Company recorded a loss in the three months ended June 30, 1996 of $32,250 before interest expense and preferred stock dividend accrual. Such losses arose from general and administrative expenses, which principally comprise professional fees, travel expenses and general office costs. Compared to the corresponding period in 1995 such costs were $55,448 lower. This reduction was primarily due to significant reductions in insurance costs and professional fees.

Liquidity and Capital Resources

     During the three months ended June 30, 1996 the Company relied on cash received against a note receivable and other sundry receipts to meet its urgent cash requirements. The Company was not able to meet its liabilities as they fell due, however management was successful in negotiating payment deferments with major creditors pending the conclusion of its efforts to secure interim debt/equity financing.

     Subsequent to June 30, 1996 the Company engaged in two private offerings of securities.

     (1) During the period July 1996 through December 1996 the Company engaged in a private offering of securities pursuant to Rule 506 of Regulation D of the Securities Act of 1993, as amended. The offering of up to $300,000 was conducted on a "best efforts" basis through Robert M. Cohen & Company, Inc. ("RMCC") a New York based broker-dealer and was offered and sold in the form of $25,000 units. Each unit consisted of one $25,000 face amount 90-day, 8% promissory note and one redeemable common stock purchase warrant to purchase 60,000 shares of the Company's common stock at a price of $0.50 per share during a period of three years from issuance. The offering was terminated in December 1996 upon sale of 4 units resulting in $100,000 in gross proceeds. In connection with such offering, RMCC was paid sales commissions equal to 10% of the aggregate purchase price of the units sold resulting in aggregate sales commissions of $10,000.

     (2) During the period January 1997 through April 30, 1997 the Company engaged in a private offering of securities pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. The offering consisted of up to 19 units being sold at an offering price of $25,000 per unit. Each unit consisted of one $25,000 face amount 90-day, 8% promissory note and one redeemable common stock purchase warrant to purchase 60,000 shares of the Company's common stock at a price of $0.50 per share during a period of three years from issuance. The offering of up to $475,000 was conducted on a "best efforts" basis through RMCC. In connection with such offering, RMCC was paid sales commissions equal to 10% of the purchase price for each unit sold or $2,500 per unit. RMCC sold 17 units.

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

                                   PART II


                              OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.


     (a)  Exhibits filed herewith:

          None


     (b)  Forms 8-K filed during quarter:

          None


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CORNICHE GROUP INCORPORATED
                                             (Registrant)


                                   By  /s/ James J. Fyfe
                                       JAMES J. FYFE, Vice President and
                                        Principal Financial Officer


Date:   May 15, 1997