Form 10-Q
period 1996-09-30
CORNICHE GROUP INC /DE
filed 1997-05-16
CIK 320017

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                          ________________________

                                FORM 10-Q
 (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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



Page 1 of 13 pages

                           CORNICHE GROUP INCORPORATED







                                TABLE OF CONTENTS



                                                                         Page
Part I - Financial Information

     Item 1.  Financial Statement (Unaudited)

          Balance Sheet at September 30, 1996
          and March 31, 1996          . . . . . . . . . . . . . . . . . .    3

          Statement of Operations for the
          three and six months ended
          September 30, 1996 and
          September 30, 1995    . . . . . . . . . . . . . . . . . . . . .    4

          Statement of Cash Flows for the six
          months ended September 30, 1996 and
          September 30, 1995          . . . . . . . . . . . . . . . . . . .  5

          Notes to Unaudited Financial Statements          . . . . . . . . . 6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations  . . . . . . .   11

Part II - Other Information

          Item 6. Exhibits and Reports on Form 8-K       . . . . . . . .    13




     The financial statements are unaudited. However, the management of the registrant believes that all necessary adjustments (which include only normal recurring accruals) have been reflected to present fairly the financial position of the registrant at March 31, 1996 and September 30, 1996, the results of its operations for the three and six months ended September 30, 1996 and 1995 and the results of its operations and changes in its cash flows for the three months ended September 30, 1996 and 1995.

                              CORNICHE GROUP INCORPORATED
                                    Balance Sheet

                                        ASSETS

                                                   September 30,     March 31,
                                                        1996           1996
                                                     (unaudited)     (audited)
     Current assets:

          Cash                                            $398           $66
          Notes Receivable (see Note 5)                      0       125,000
          Other Receivables                                  0        10,000
                                                     ----------     ---------
             Total current assets                          398       135,066

     Other assets:

          Property and equipment, net                      941         1,135
                                                       -------      --------
             Total assets                               $1,339      $136,201
                                                        =======     ========


LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

     Current liabilities:

          Notes Payable                                   $80,000     $5,000
          Note payable on debt compromise                  77,630     77,630
          Trade accounts payable                           84,847    183,123
          Dividends payable - preferred stock             116,573     84,749
          Accrued liabilities                              65,178    104,804
                                                         --------   --------
             Total current liabilities                    424,228    455,306
                                                        ---------   --------
     Stockholders' (deficiency) equity:

     Stockholders's Equity (Deficiency)
          Preferred Stock, $.01 par value,
               authorized 5,000,000 shares
               including 1,000,000 shares of 7%
               cumulative convertible preferred
               stock, issued and outstanding
               909,267 shares                           909,267     909,267
     Common stock, $0.10 par value,
               authorized - 30,000,000 shares,
               issued 2,630,378 shares                 263,037     263,037
     Additional paid-in capital                        830,086     830,086
     (Accumulated deficit) retained earnings        (2,220,569) (2,116,785)
                                                   ------------  ----------
                                                   (   218,179) (  114,395)
     Treasury stock-at cost, 218,100
          shares.                                 (    204,710) (  204,710)
                                                     ----------  -----------
     Total stockholders' (deficiency) equity      (   422,889)  (   319,105)
                                                   -----------  ------------
     Total liabilities and stockholders'
          (deficiency) equity                          $1,339      $136,201
                                                     ==========    ==========


                                 See accompanying notes

                            CORNICHE GROUP INCORPORATED
                              Statement of Operations
                                    (UNAUDITED)


                                                     - -  3  Months Ended  - -     - - 6 Months Ended - -
                                                     Sept 30,         Sept 30,     Sept 30,      Sept 30,
                                                       1996             1995         1996         1995
     Net Sales                                          $0                $0           $0           $0

          Cost of Sales                                  0                 0            0            0
                                                         -                 -            -            -
     Gross profit                                        0                 0            0            0
                                                         -                 -            -            -

          Selling, General and
            Administrative Expenses                (35,610)         (183,503)     (67,860)     (271,201)
                                                 ----------        -----------   ---------     ----------
     Operating Loss                                (35,610)         (183,503)     (67,860)     (271,201)

          Interest (net)                           ( 2,300)            8,329       (4,100)        8,329

                                                   ---------       ----------     ---------     ----------
     Net loss before
       Preferred Dividend                           (37,910)        (175,174)     (71,960)     (262,872)
          Preferred dividend                        (15,912)         (20,377)     (31,824)      (35,660)

                                                    -----------     -----------  -----------   -----------
     Net Loss from Continuing
          Operations                                (53,822)        (195,551)     (103,784)    (298,532)

          Loss from Discontinued
          Operations                                      0       (1,474,056)            0   (2,759,290)

                                                   ------------   ---------------  --------- -----------
     Net Income (Loss)                                 (53,822)   (1,669,607)      (103,784) (3,057,822)
                                                        =======    ==========      ========  ===========
     Loss per share of
          common stock

          Loss from Continuing
          Operations                                    $(0.02)       $(0.09)         $(0.04)    $(0.14)

          Profit from Discontinued
          Operations                                         -         (0.64)              -      (1.25)
                                                      ----------     -----------     ----------   ------
          Net Profit (Loss) per share                    $(0.02)      $(0.73)           $(0.04)   $(1.39)
                                                          ======       ======           ======     ======
     Weighted average
          number of common
          shares outstanding                           2,412,278     2,298,136        2,412,278 2,195,336

                                               See Accompanying Notes


                                       CORNICHE GROUP INCORPORATED
                                        Statement of Cash Flows
                                              (Unaudited)



                                                   ------ 6 Months Ended -----
                                                   Sept 30,           Sept 30,
                                                     1996              1995
     Cash Flows from Operations:

          Net Loss from Continuing Operations     $(103,784)     $(298,532)

     Adjustments to reconcile net loss
          from continuing operations
          to net cash used in operating
          activities:

            Depreciation                               194            858

     Changes in  Assets and Liabilities:

          (Inc)/Dec  in  Notes Receivable          125,000              0
          (Inc)/Dec  in  Other Receivables          10,000        (66,465)
          (Inc)/Dec  in  Prepaid Expenses                0        (64,124)
          Inc/(Dec)  in  Accounts Payable          (98,276)        271,241
          Inc/(Dec)  in Accrued Liabilities         39,626        (266,038)
          Inc/(Dec)  in  Notes Payable              75,000          (4,613)
          Increase in Dividends Payable             31,824          35,660
                                                    ------     ------------
     Net Cash Used in Continuing Operations            332        (392,013)
                                                    ------     ------------

     Net Cash Used in Discontinued Operations            0        (441,800)
                                                         -     ------------

     Net Cash Used in Operating Activities             332       (833,813)
                                                  ---------     ----------

     Cash Flows from Investing Activities:

          Payments to acquire fixed assets               0        (8,926)
                                                         -     -----------
     Net Cash  Used in Investing Activities              0        (8,926)
                                                         -     -----------
     Cash Flows from Financing Activities:

          Issuance of common stock for cash             0        794,336
          Issuance of common stock for
           settlement of liabilities                    0         50,000
                                                        -     -----------
     Net Cash Provided by Financing Activities          0        844,336
                                                        -     -----------
     Net Increase in Cash                             332          1,597

     Cash at Beginning of Period                       66           100
                                                  --------     ---------
     Cash at End of Period                          $ 398        $1,697
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

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and the results of operations and cash flows for the six months ended September 30, 1996 and 1995. The results of operations for the six months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

     Notes Receivable at March 31, 1996 comprised a 180-day promissory note in the principal amount of $200,000 due from Chester Holdings, Ltd. ("Chester") as part consideration for the Company's former medical imaging subsidiary sold to Chester on March 25, 1995. The note was due on October 1, 1995 and includes an option to apply any unpaid balance of such note to purchase voting securities of Chester's operating subsidiary, or any new parent company of such operating subsidiary, at the fair market value of such securities. As of March 31, 1996 Chester was in default on the note and no principal or interest had been received. Through July 1996 the company received payments of principal in the aggregate sum of $125,000. The Company does not anticipate further cash recoveries against this note. The Company is in negotiation regarding the exercising of its the option to apply the unpaid balance of the Note to purchase voting shares of Medical Laser Technologies, Inc., the corporate parent of the operating subsidiary. However no agreement has yet been reached and accordingly a provision against recovery of the balance of $75,000 was made at March 31, 1996. No interest has been accrued.


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

                           CORNICHE GROUP INCORPORATED
                      NOTES TO UNAUDITED FINANCIAL STATEMENTS


Note  6     Notes Payable (continued)

in the form of $25,000 units. Each unit consisted of one $25,000 face amount 90-day, 8% promissory note and one redeemable common stock purchase warrant to purchase 60,000 shares of the Company's common stock at a price of $0.50 per share during a period of three years from issuance. The offering was terminated in December 1996 upon the sale of 4 units resulting in $100,000 in gross proceeds. During the period through September 30, 1996 3 units were sold resulting in $75,000 in gross proceeds. In connection with such offering, RMCC was paid sales commissions equal to 10% of the aggregate purchase price of the units sold resulting in aggregate sales commissions of $10,000.


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

                            CORNICHE GROUP INCORPORATED
                      NOTES TO UNAUDITED FINANCIAL STATEMENTS


Note  8     Commitments and Contingencies (continued)

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

     Securities Offering

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

     During the period March 1996 through the date hereof management has been endeavoring to firstly raise interim financing to settle its outstanding liabilities and thereafter identify and evaluate potential acquisition opportunities.

     The Company recorded a loss in the three and six months ended September 30, 1996 of $35,610 and $67,860 respectively, before interest expense and preferred stock dividend accrual. Such losses arose from general and administrative expenses, which principally comprise professional fees, travel expenses and general office costs. Compared to the corresponding period in 1995 such costs were $147,893 lower in the three months ended September 30, 1996 and

$203,341 lower in the six months then ended. The year on year reductions were primarily in the areas of insurance costs, legal and other professional fees, and general corporate costs.

Liquidity and Capital Resources

     During the period July 1996 through December 1996 the Company engaged in a private offering of securities pursuant to Rule 506 of Regulation D of the Securities Act of 1993, as amended. The offering of up to $300,000 was conducted on a "best efforts" basis through Robert M. Cohen & Company, Inc. ("RMCC") a New York based broker-dealer and was offered and sold in the form of $25,000 units. Each unit consisted of one $25,000 face amount 90-day, 8% promissory note and one redeemable common stock purchase warrant to purchase 60,000 shares of the Company's common stock at a price of $0.50 per share during a period of three years from issuance. Through September 30, 1996 3 units were sold resulting in gross proceeds of $75,000 ($67,500 net of sales commissions) to the Company. The offering was terminated in December 1996 upon the sale of 4 units resulting in $100,000 in gross proceeds. In connection with such offering, RMCC was paid sales commissions equal to 10% of the aggregate purchase price of the units sold resulting in aggregate sales commissions of $10,000.

     During the three and six months ended September 30, 1996 the Company relied on the net proceeds of the above offering and cash received against a note receivable and other sundry receipts to meet its urgent cash needs. The Company was not able to meet its liabilities as they fell due, however management was successful in negotiations to defer payment of major liabilities pending the conclusion of its efforts to secure additional interim debt/equity financing.

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