Form 10-Q
period 1996-12-31
CORNICHE GROUP INC /DE
filed 1997-05-16
CIK 320017

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             _______________________

                                  FORM 10-Q
     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes     X     No
                                                       --------      ----------
                        2,412,278 shares, $.10 par value
       (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)



                                Page 1 of 13 pages

                             CORNICHE GROUP INCORPORATED



                             ___________________________



                                  TABLE OF CONTENTS



                                                                         Page
Part I - Financial Information

     Item 1.  Financial Statement (Unaudited)

          Balance Sheet at December 31, 1996
          and March 31, 1996           . . . . . . . . . . . . . . . . . .   3

          Statement of Operations for the
          three and nine months ended
          December 31, 1996 and
          December 31, 1995          . . . . . . . . . . . . . . . . . . .   4

          Statement of Cash Flows for the nine
          months ended December 31, 1996
          and December 31, 1995          . . . . . . . . . . . . . . . . .   5

          Notes to Unaudited Financial Statements          . . . . . . . .   6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations       . . .     11

Part II - Other Information

          Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . .     13

          Item 6.  Exhibits and Reports on Form 8-K          . . . . . . .  13


                               ______________________

     The financial statements are unaudited. However, the management of the registrant believes that all necessary adjustments (which include only normal recurring accruals) have been reflected to present fairly the financial position of the registrant at March 31, 1996 and December 31, 1996, the results of its operations for the three and nine months ended December 31, 1996 and 1995 and the results of its operations and changes in its cash flows for the nine months ended December 31, 1996 and 1995.

                         CORNICHE GROUP INCORPORATED
                                 Balance Sheet

                                    ASSETS

                                                    December 31,     March 31,
                                                        1996           1996
                                                      (unaudited)    (audited)
     Current assets:

          Cash                                           $10,055           $66
          Notes Receivable (see Note 5)                        0       125,000
          Other Receivables                                    0        10,000
                                                     ----------     ------------
             Total current assets                         10,055       135,066

     Other assets:

          Property and equipment, net                        844         1,135
                                                     ------------     --------
             Total assets                                $10,899      $136,201
                                                          =======     ========

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

     Current liabilities:

          Notes Payable                                   $105,000     $5,000
          Note payable on debt compromise                   77,630     77,630
          Trade accounts payable                            84,910    183,123
          Dividends payable - preferred stock              132,485     84,749
          Accrued liabilities                               97,894    104,804
                                                       ------------   --------
             Total current liabilities                     497,919     455,306
                                                       ------------  ---------
     Stockholders' (deficiency) equity:

     Stockholders's Equity (Deficiency)
          Preferred Stock, $.01 par value,
               authorized 5,000,000 shares
               including 1,000,000 shares of 7%
               cumulative convertible preferred
               stock, issued and outstanding
               909,267 shares                              909,267     909,267
     Common stock, $0.10 par value,
               authorized - 30,000,000 shares,
               issued 2,630,378 shares                    263,037      263,037
     Additional paid-in capital                           830,086      830,086
     (Accumulated deficit) retained earnings           (2,284,700) (2,116,785)
                                                    -------------  ------------
                                                      (   282,310) (   114,395)
     Treasury stock-at cost, 218,100
          shares.                                    (    204,710) (  204,710)
                                                   --------------- -------------
     Total stockholders' (deficiency) equity         (    487,020) (  319,105)
                                                  ----------------  ------------
     Total liabilities and stockholders'
          (deficiency) equity                             $10,899     $136,201
                                                        ==========   ==========

                             See accompanying notes

                              CORNICHE GROUP INCORPORATED
                                Statement of Operations
                                      (UNAUDITED)

                                                       - -  3  Months Ended  - -        - - 6 Months Ended  - -
                                                       Dec 30,            Dec 30,       Dec 30,          Dec 30,
                                                        1996               1995           1996             1995
     Net Sales                                            $0                 $0             $0               $0

          Cost of Sales                                    0                  0              0                0
                                                           -                  -              -                -
     Gross profit                                          0                  0              0                0
                                                           -                  -              -                -

          Selling, General and
            Administrative Expenses                   (44,803)            (84,914)     (112,663)        (356,115)
                                                     ----------        -----------     ----------     -----------
     Operating Loss                                   (44,803)           (84,914)      (112,663)        (356,115)

          Loss on Sale of Assets                            0              (3,042)            0           (3,042)

          Interest (net)                              ( 3,416)              3,988        (7,516)          12,317
                                                     ---------            ----------    ---------     ----------
     Net loss before
       Preferred Dividend                            (48,219)             (83,968)     (120,179)        (346,840)

          Preferred dividend                         (15,912)             (15,283)      (47,736)         (50,943)

                                                   -----------         -----------     -----------      -----------
     Net Loss from Continuing
          Operations                                (64,131)              (99,251)     (167,915)        (397,783)

          Loss from Discontinued
          Operations                                      0              (672,742)            0       (3,432,032)

          Excess of UK Subsidiary
          Cumulative Losses over
          Investment                                      0             5,466,636             0        5,466,636

                                                ------------     --------------     ------------      --------------
     Net Income (Loss)                               (64,131)           4,694,643      (167,915)       1,636,821
                                                      =======          ==========       ========       =========
     Loss per share of
          common stock

          Loss from Continuing
          Operations                                  $(0.03)              $(0.04)       $(0.07)          $(0.17)

          Profit from Discontinued
          Operations                                       -                 1.99             -              0.89
                                                    ----------         -----------     ----------     -----------
          Net Profit (Loss) per share                  $(0.03)              $1.95        $(0.07)          $(0.72)
                                                        ======              ======        ======          ======
     Weighted average
          number of common
          shares outstanding                        2,412,278           2,408,307      2,412,278       2,260,599

                                      See Accompanying Notes

                                    CORNICHE GROUP INCORPORATED
                                      Statement of Cash Flows
                                            (Unaudited)

                                                  -----  3 Months Ended  -----
                                                  Dec 31,              Dec 31,
                                                   1996                 1995
     Cash Flows from Operations:

          Net Loss from Continuing Operations     $(167,915)        $(397,783)

     Adjustments to reconcile net loss
          from continuing operations
          to net cash used in operating
          activities:

            Depreciation                                291             1,652
            Loss on Sales of Assets                       0             3,042

     Changes in Assets and Liabilities:

          (Inc)/Dec  in  Notes Receivable            125,000                0
          (Inc)/Dec  in  Other Receivables            10,000          (67,646)
          (Inc)/Dec  in  Prepaid Expenses                  0         (142,785)
          Inc/(Dec)  in  Accounts Payable            (98,213)         270,280
          Inc/(Dec)  in Accrued Liabilities           (6,910)        (170,054)
          Inc/(Dec)  in  Notes Payable               100,000           (4,613)
          Increase in Dividends Payable               47,736           50,943
                                                    ----------     ------------
     Net Cash Used in Continuing Operations            9,989         (456,964)
                                                    ----------     -------------

     Net Cash Used in Discontinued Operations              0         (331,336)
                                                           -      ------------

     Net Cash Used in Operating Activities              9,989        (788,300)
                                                     ---------     -----------
     Cash Flows from Investing Activities:

          Payments to acquire fixed assets                  0          (8,926)
          Proceeds from Sale of Assets                      0           3,000
                                                            -      -----------
     Net Cash Used in Investing Activities                  0          (5,926)
                                                            -      -----------
     Cash Flows from Financing Activities:

          Issuance of common stock for cash                 0          794,336

                                                             -     -----------
     Net Cash Provided by Financing Activities               0         794,336
                                                             -     -----------
     Net Increase in Cash                                9,989             110

     Cash at Beginning of Period                            66             100
                                                      ---------        -------
     Cash at End of Period                             $10,055            $210
                                                         =====            ====

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

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 1996 and the results of operations and cash flows for the nine months ended December 31, 1996 and 1995. The results of operations for the nine months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

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

     During the period March 1996 through the date hereof management has been endeavoring to firstly raise interim financing to settle its outstanding liabilities and thereafter identify and evaluate potential acquisitions opportunities.

     The Company recorded a loss in the three and nine months ended December 31, 1996 of $44,803 and $112,663 respectively, before interest expense and preferred stock dividend accrual. Such losses arose from general and administrative expenses, which principally comprise professional fees, travel expenses and general office costs. Compared to the corresponding period in 1995 such costs were $40,111 lower in the three months ended December 31, 1996 and

$243,452 lower in the nine months then ended. The year on year reductions were primarily in the areas of insurance costs, professional fees and general corporate costs.

Liquidity and Capital Resources

     During the period July 1996 through December 1996 the Company engaged in a private offering of securities pursuant to Rule 506 of Regulation D of the Securities Act of 1993, as amended. The offering of up to $300,000 was conducted on a "best efforts" basis through Robert M. Cohen & Company, Inc. ("RMCC") a New York based broker-dealer and was offered and sold in the form of $25,000 units. Each unit consisted of one $25,000 face amount 90-day, 8% promissory note and one redeemable common stock purchase warrant to purchase 60,000 shares of the Company's common stock at a price of $0.50 per share during a period of three years from issuance. The offering was terminated in December 1996 upon the sale of 4 units resulting in $100,000 in gross proceeds through December 31, 1996. In connection with such offering, RMCC was paid sales commissions equal to 10% of the aggregate purchase price of the units sold resulting in aggregate sales commissions of $10,000.

     During the three and nine months ended December 31, 1996 the Company relied on the net proceeds of the above offering and cash received against a note receivable and other sundry receipts to meet its urgent cash needs. The Company was not able to meet its liabilities as they fell due, however management was successful in negotiations to defer payments of major liabilities pending the conclusion of its efforts to secure additional interim debt/equity financing.

     During the period January 1997 through April 30, 1997 the Company engaged in another private offering of securities pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. The offering consisted of up to 19 units being sold at an offering price of $25,000 per unit. Each unit consisted of one $25,000 face amount 90-day, 8% promissory note and one redeemable common stock purchase warrant to purchase 60,000 shares of the Company's common stock at a price of $0.50 per share during a period of three years from issuance. The offering of up to $475,000 was conducted on a "best efforts" basis through RMCC. In connection with such offering, RMCC was paid sales commissions equal to 10% of the purchase price for each unit sold or $2,500 per unit. RMCC sold 17 units.

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

                                PART II


                            OTHER INFORMATION



Item 1.  Legal Proceedings

     Reference is made to the legal proceedings described in Note 8 to the Unaudited Financial Statements in Part I of this report.


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