Form 10-Q/A
period 1996-12-31
CORNICHE GROUP INC /DE
filed 1997-05-20
CIK 320017

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ______________________

                                   FORM 10-Q/A
  (Mark One)
     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    Yes    X      No
                         -------       -------------

                        2,412,278 shares, $.10 par value
         (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                              ________________

                              Page 1 of 4 pages

                          CORNICHE GROUP INCORPORATED
                           Statement of Operations
                                 (UNAUDITED)

                                      - -  3  Months Ended  - -                - - 9 Months Ended  - -
                                      Dec 30,              Dec 30,             Dec 30,            Dec 30,
                                       1996                  1995              1996               1995
Net Sales                               $0                     $0                $0                $0

 Cost of Sales                           0                      0                 0                 0
                                         -                      -                 -                 -
Gross profit                             0                      0                 0                 0
                                         -                      -                 -                 -
 Selling, General and
  Administrative Expenses           (44,803)              (84,914)         (112,663)         (356,115)
                                   ----------            -----------      ----------        -----------
Operating Loss                      (44,803)              (84,914)         (112,663)         (356,115)

 Loss on Sale of Assets                   0                (3,042)                0            (3,042)
 Interest (net)                     ( 3,416)                3,988            (7,516)           12,317
                                   ---------             ----------         ---------        ----------
Net loss before
 Preferred Dividend                 (48,219)              (83,968)         (120,179)          (346,840)

Preferred dividend                  (15,912)              (15,283)          (47,736)           (50,943)
                                  -----------            -----------      -----------        -----------
Net Loss from Continuing
 Operations                         (64,131)              (99,251)         (167,915)           (397,783)

 Loss from Discontinued
 Operation                                0              (672,742)                0          (3,432,032)

 Excess of UK Subsidiary
 Cumulative Losses over
 Investment                               0             5,466,636                 0           5,466,636

                                    ------------       ------------         -------------    ------------
Net Income (Loss)                    (64,131)           4,694,643           (167,915)         1,636,821
                                      =======           ==========          =============     ===========
Loss per share of
  common stock

 Loss from Continuing
 Operations                          $(0.03)                $(0.04)            $(0.07)           $(0.17)

 Profit from Discontinued
 Operations                               -                   1.99                  -              0.89
                                     ----------           -----------         ----------       -----------
 Net Profit (Loss) per share          $(0.03)                $1.95             $(0.07)           $(0.72)
                                      ======                 ======             ======             ======
Weighted average
 number of common
 shares outstanding               2,412,278               2,408,307         2,412,278         2,260,599


                             See Accompanying Notes

                          CORNICHE GROUP INCORPORATED
                            Statement of Cash Flows
                                   (Unaudited)


                                                   ------ 9 Months Ended -----
                                                  Dec 31,              Dec 31,
                                                    1996                1995
Cash Flows from Operations:

 Net Loss from Continuing Operations          $(167,915)             $(397,783)

Adjustments to reconcile net loss
 from continuing operations
 to net cash used in operating
 activities:

  Depreciation                                      291                  1,652
  Loss on Sales of Assets                             0                  3,042

Changes in  Assets and Liabilities:

 (Inc)/Dec in  Notes Receivable                 125,000                      0
 (Inc)/Dec in  Other Receivables                 10,000                (67,646)
 (Inc)/Dec in  Prepaid Expenses                       0               (142,785)
 Inc/(Dec) in  Accounts Payable                 (98,213)               270,280
 Inc/(Dec) in Accrued Liabilities                (6,910)              (170,054)
 Inc/(Dec) in  Notes Payable                    100,000                 (4,613)
 Increase in Dividends Payable                   47,736                 50,943
                                              ----------            ----------
Net Cash Used in Continuing Operations            9,989               (456,964)
                                              ----------            ----------

Net Cash Used in Discontinued Operations              0               (331,336)
                                                      -             ----------

Net Cash Used in Operating Activities             9,989               (788,300)
                                              ---------              ---------
Cash Flows from Investing Activities:

 Payments to acquire fixed assets                     0                 (8,926)
 Proceeds from Sale of Assets                         0                  3,000
                                                      -               --------
Net Cash Used in Investing Activities                 0                 (5,926)
                                                      -              ---------
Cash Flows from Financing Activities:

 Issuance of common stock for cash                    0                794,336

                                                      -                -------
Net Cash Provided by Financing Activities             0                794,336
                                                      -                -------
Net Increase in Cash                              9,989                    110

Cash at Beginning of Period                          66                    100
                                               ---------               -------
Cash at End of Period                           $10,055                   $210
                                                =======                   ====

                              See accompanying notes.

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


Date:  May 19, 1997