Form 10-K/A
period 1996-03-31
CORNICHE GROUP INC /DE
filed 1997-06-13
CIK 320017

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

                               [Page 1 of 12 pages]

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


     Exhibits

          The exhibits filed as a part of this report are as follows:

                                                                           Exhibit No. as filed
                                                                       with registration statement
                                                                        or report specified below
                                                                       ----------------------------
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

16   (a)  Letter of Mahoney Cohen & Company, CPA, PC
           regarding their concurrence with the statements made
           by Registrant concerning their resignation as Registrant's
           principal accountant                                                     *

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

     * Filed herewith
   ---------------------


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

            Signatures                  Title                  Date

     Principal Executive Officer:

     /s/ James J. Fyfe             Vice President        June 13, 1997
     JAMES J. FYFE

     Principal Financial and
      Accounting Officer:

     /s/ James J. Fyfe             Vice President       June 13, 1997
     JAMES J. FYFE

     A Majority of the board of directors:

     /s/ James J. Fyfe                                  June 13, 1997
     JAMES J. FYFE

                                     EXHIBITS



                            CORNICHE GROUP INCORPORATED

                                    FORM 10-K



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
                                                                    --------------------         --------
  3 (a)  Certificate of Incorporation filed September 18, 1980 (1)              3
    (b)  Amendment to Certificate of Incorporation filed
          September 29, 1980 (1)                                                3
    (c)  Amendment to Certificate of Incorporation filed
          July 28, 1983 (2)                                                   3(b)
    (d)  Amendment to Certificate of Incorporation filed
          February 10, 1984 (2)                                               3(d)
    (e)  Amendment to Certificate of Incorporation filed
          March 31, 1986 (3)                                                  3(e)
    (f)  Amendment to Certificate of Incorporation filed
          March 23, 1987 (4)                                                  3(g)
    (g)  Amendment to Certificate of Incorporation filed
          June 12, 1990 (5)                                                   3.8
    (h)  Amendment to Certificate of Incorporation filed
          September 27, 1991 (6)                                              3.9
    (i)  Certificate of Designation filed November 12, 1984 (7)               3.8
    (j)  Amendment to Certificate of Incorporation filed
          September 28, 1995                                                    *          62
    (k)  By-laws of the Registrant, as amended on
          December 22, 1983(2)                                                3(c)
    (l)  By-laws of the Registrant, as amended on
          December 5, 1985(3)                                                 3(f)
    (m)  By-laws of the Registrant, as amended on
          April 25, 1991(6)                                                   3.10

 4  (a)  Form of Underwriter's Warrant (6)                                    4.9
    (b)  Form of Promissory Note - 1996 Offering                                *          69
    (c)  Form of Promissory Note - 1997 Offering                                *          76
    (d)  Form of Common Stock Purchase Warrant - 1996 Offering                  *          83
    (e)  Form of Common Stock Purchase Warrant - 1997 Offering                  *          88


10  (a)  Form of Financial Advisory Agreement between
          Registrant and Commonwealth Associates (6)                          10.13
    (b)  Underwriting Agreement among Registrant,
          Commonwealth Associates and Selling Stockholders,
          dated November 15, 1991 (8)                                         10.14
    (c)  1986 Stock Option Plan, as amended (7)                               10.6
    (d)  1992 Stock Option Plan (9)                                              B
    (e)  Novation Agreement relating to a Share Sale and Purchase
          Agreement dated April 24, 1994 among Brian John
          Baylis, Susan Ann Meadows Crisp and Fidelity
          Medical, Inc. dated March 2, 1995 (10)                              2(a)
    (f)  Supplemental Agreement relating to a Share Sale and
          Purchase Agreement dated April 24, 1994 among
          Brian John Baylis, Susan Ann Meadows Crisp and
          Fidelity Medical, Inc. dated March 2, 1995 (10)                     2(b)
    (g)  Agreement for sale and purchase of the entire issued
          share capital of Corniche Distribution Limited among
          Brian John Baylis, Susan Ann Meadows Crisp and
          Fidelity Medical, Inc. dated March 2, 1995 (10)                     2(c)
    (h)  Letter of Agreement between Fidelity Medical, Inc. and
          NWCM Limited dated as of March 6, 1995 (10)                         2(d)
    (i)  Supplemental Agreement with respect to Options
          dated March 2, 1995 (10)                                            9(b)
    (j)  Stock Purchase Agreement dated as of March 25, 1995
          by and between Fidelity Medical, Inc. and Chester
          Holdings, Ltd (11)                                                  2(a)
    (k)  Promissory Note and Option Agreement dated as of
          March 25, 1995 from Chester Holdings, Ltd. to
          Fidelity Medical, Inc. (11)                                         2(b)
    (l)  Form of Warrant of Fidelity Medical, Inc. to be issued to employees of Fidelity Medical, Inc., a New Jersey
          corporation, in replacement of stock options (11)                   2(c)
    (m)  Stock Purchase Agreement dated as of January 30, 1997
          by and among Registrant, the Bank of Scotland and 12 Buyers           *          93
    (n)  Mutual Release dated as of January 30, 1997 by and among
          Registrant, James Fyfe and the Bank of Scotland                       *          115

 16 (a)  Letter of Mahoney Cohen & Company, CPA, PC
          regarding their concurrence with the statements made
          by Registrant concerning their resignation as Registrant's
          principal accountant                                                  *          12

 99 (a)  Opinion Letter of Smithsons Solicitors dated March 7, 1997 regarding the status of Registrant's former subsidiaries
          as the result of the February 1996 receivership proceedings.          *          118
 99 (b)  Letter of James J. Fyfe regarding unavailablity of re-signed
          audit reports from Coopers & Lybrand LLP                              *          205
 99 (c)  Letter of Mahoney Cohen Rashba & Pokart, CPA, PC regarding their
          inability to re-sign their July 25, 1995 audit report                 *          208

 * Filed herewith

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

                                           EXHIBIT 16(a)

                       MAHONEY COHEN & COMPANY, CPA, P.C.



                                        June 13, 1997






     Securities & Exchange Commission
     450 5th Street, N.W.
     Washington, DC 20549

     Gentlemen:

     We were previously the independent accountants for Corniche Group Incorporated (formerly Fidelity Medical, Inc.) and on July 25, 1995, we reported on the consolidated financial statements of Corniche Group Incorporated and subsidiary as of and for the year ended March 25, 1995. On April 17, 1997 our relationship as independent accountants was terminated with Corniche Group Incorporated.

     We have read Corniche Group Incorporated's statements included under
     Item 9 of its Form I0-K for the year ended March 31, 1996, and we agree with such statements.



                                   /s/ Mahoney Cohen & Company, CPA, P.C.
                                   MAHONEY COHEN & COMPANY, CPA, P.C.

     I:\23250\WP\SEC.2

               111 WEST 40TH STREET NEW YORK, NY10018    TEL 212 790-5700
                   FAX 212 398-0267   E-MAIL MCCPAS@WORLDNET.ATT.NET


                      lNDEPENDENT MEMBERS OF BKR INTERNATIONAL