Form 10-K
period 1997-03-31
CORNICHE GROUP INC /DE
filed 1997-06-30
CIK 320017

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                           ---------------------

                                FORM 10-K

     (Mark One)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended March 31, 1997
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

                            Common Stock, $.10 par value
                                 (title of class)


     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X     No
                                                      -----      -----
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                            [Cover page 1 of 2]

                            [Page 1 of 44 pages]
                        [No Exhibits Filed Herewith]

                         $1,281,550 as of May 15, 1997
                  (Aggregate market value of the voting stock
                     held by non-affiliates of registrant)


             2,412,330 shares, $.10 par value, as of May 15, 1997
     (Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date)


                       DOCUMENTS INCORPORATED BY REFERENCE


                Annual Reports on Forms 10-K of Registrant for the years ended March 31, 1996, March 25, 1995 and September 30, 1994

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

     Effective March 25, 1995, Registrant sold its wholly-owned medical imaging products subsidiary, FMI, to Chester in exchange for the 215,150 shares of Registrant's common stock previously issued to Chester in connection with Registrant's acquisition of CDL and Chester's Promissory Note and Option Agreement dated as of March 25, 1995 (the "Note and Option Agreement"). The Note and Option Agreement contained an 8% promissory note from Chester to Registrant in the principal amount of $200,000 due October 1, 1995 (the "Note"). It also included an option, in favor of Registrant, to apply the unpaid principal balance and accrued interest due on the Note to the purchase of shares of FMI, Chester or any other parent company to which Chester may have transferred the FMI stock, at the fair market value of such shares. Registrant's medical imaging products business had been generating significant losses for a number of years resulting in the decision to dispose of the medical imaging products business and to focus Registrant's business operations on the development and expansion of its stationery operations. The Note was not paid by Chester on its due date. However, during the period May 1996 through July 1996 Chester paid Registrant $125,000 of the principal sum due Registrant under the Note. All accrued interest due under the Note and the remaining principal balance of $75,000 has not been paid as of the date hereof. Registrant does not anticipate any further cash recoveries against the Note. Registrant does expect however, to exercise the option applicable to the unpaid balance on the Note to purchase voting shares of Medical Laser Technologies, Inc., the corporate parent of FMI, although no assurance can be given that this will prove to be the case.

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

     The appointment of receivers in the UK effectively suspended the power of Registrant, CDL, TSCL and Chessbourne and their respective officers and directors to deal with the assets which were subject to the respective Fixed and Floating Charges. Since, in the present instance, all of the assets of CDL, TSCL and Chessbourne were subject to a Fixed and Floating Charge, the respective companies are unable to operate as the result of the receiverships and the officers and directors thereof have no control over such entities. Further, Registrant, as the direct or indirect shareholder of each of these three companies, has no further control over them during the entire period of the receivership and Registrant has been advised that it will never regain control, since, upon the termination of the respective receiverships, the companies will be left with material liabilities and no assets. Given the foregoing, Registrant has been further advised that at the conclusion of the receiverships, each of CDL, Chessbourne and TSCL will be liquidated and their existence terminated. Additionally, it has become effectively impossible for each of CDL, Chessbourne and TSCL to be audited for the year ended March 31, 1996 and subsequent periods given that the respective receivers have possession and control over the books, records and documents of each of the corporations and will not make them available to Registrant or any auditor retained on its behalf. Consequently, Registrant has treated each of CDL, Chessbourne and TSCL as no longer being subsidiaries of Registrant for periods subsequent to December 31, 1995.

     Under UK law, Registrant is not liable for the liabilities of CDL, TSCL and Chessbourne absent a guarantee or other enforceable promise by Registrant to pay such liabilities. Registrant gave no such guarantee or promise and as
such has no liability for the payment thereof.   Similarly, the appointment of
an administrative receiver in respect of the assets of CDL, TSCL and Chessbourne has no effect on the assets of Registrant. Notwithstanding the foregoing, the receivers for CDL made certain claims against Registrant for sums allegedly owed to CDL by Registrant in connection with a contested share issue. To resolve such dispute, a Compromise Agreement dated March 4, 1996 between Registrant, CDL and the receivers for CDL was entered into which had the effect of releasing Registrant from any and all liability to CDL upon
performance by Registrant of its obligations under that agreement.   In
connection therewith Registrant issued a promissory note to the Bank of Scotland, the secured creditor of CDL, in the principal amount of 50,000 pounds sterling (£50,000). On January 30, 1997, Registrant paid off the
Note in full, including all interest accrued thereon through the date of payment and executed a Mutual Release with the Bank of Scotland. (See Item 1. Business - General - Payment on Promissory Note to Bank of Scotland.)

     In connection with the receiverships, Brian J. Baylis and Susan A.M. Crisp, Registrant's then chief executive officer and chief financial officer, who collectively owned approximately 45% of Registrant's outstanding common stock entered into pledge agreements (the "Pledge Agreements") whereby they pledged their common shares of Registrant to the Bank of Scotland as collateral against the shortfall which was to be realized by the Bank of Scotland in the receivership proceedings. Pursuant to Pledge Agreements dated February 19, 1996 and February 21, 1996 Brian J. Baylis and Susan A.M. Crisp pledged 877,800 shares and 219,450 shares, respectively, of Registrant's common stock to the Bank of Scotland. The shares were pledged to collateralize the February 19, 1996 personal guarantees of Brian J. Baylis and Susan A.M. Crisp to the Bank of Scotland with respect to certain liabilities of CDL, TSCL and Chessbourne to the Bank of Scotland. 1,042,250 of the pledged shares were subsequently sold by the Bank of Scotland to twelve unrelated persons. (See Item 1. Business - General - Transfer of Pledged Shares).


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

     The purpose of effecting the reverse split was twofold. First and foremost, it was done in an effort to avoid having Registrant's common stock delisted from the NASDAQ Small Cap Market by reason of not maintaining a minimum share bid price of $3 per share. Despite the effectuation of the reverse split, however, Registrant's common stock was delisted from the Small Cap Market on October 11, 1995 due to Registrant's failure to maintain a minimum share bid price of $3 per share and failure to maintain a required minimum level of capital and surplus. The secondary reason for the reverse split was to significantly reduce the number of Registrant's common shares issue d and outstanding and the number of common shares reserved for issuance thereby granting the Registrant the flexibility of engaging in future equity financings or acquisitions utilizing Registrant's common stock without having to amend its Certificate of Incorporation to increase the number of authorized common shares.


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

General

Transfer of Pledged Securities

     Effective January 30, 1997 Registrant entered into a Stock Purchase Agreement with the Bank of Scotland and twelve unrelated persons whereby 1,042,250 of the 1,097,250 shares of Registrant's common stock pledged to the Bank of Scotland by Brian J. Baylis and Susan A.M. Crisp to secure certain debts of Registrant to the Bank of Scotland (See Item I. Business - History - Receivership Proceedings) were sold by the Bank of Scotland, following a default in the obligation secured by the pledge, to such twelve persons, at a price of $.12 per share or $125,070 on an aggregated basis.

Resignation of Director

     In September 1996, Mathew P. Pazaryna, a director of Registrant since 1993, was deemed to have resigned his position as such. (See Item 10. Directors and Executive Officers of Registrant).


Payment on Promissory Note to Bank of Scotland

     On January 30, 1997 Registrant paid the Bank of Scotland $89,374.49 in full satisfaction of all principal and interest due under Registrant's February 1996 promissory note to the Bank of Scotland in the principal amount of fifty thousand pounds sterling (£50,000). The note had been issued to settle a disputed claim with the receivers for CDL. (See Item 1. Business
- History - Receivership Proceedings). In consideration thereof, the parties executed a Mutual Release dated as of January 30, 1997 whereby the Bank of Scotland released Registrant and James Fyfe, Registrant's sole officer and director, from all liabilities, accounts, courses of action, sums of money, reckonings, contracts, controversies, agreements, damages, judgments, executions, claims, demands, debts, obligations, promises, covenants, actions and undertakings which against Registrant or Fyfe the Bank of Scotland ever had, had at the time of the release, or could thereafter have by reason of any matter up to and through the date of the release and Registrant and Fyfe released the Bank of Scotland in similar fashion.


Consulting Agreement

     On September 23, 1996 Registrant entered into a six month consulting agreement with Albermarle Investments & Consulting S.A. ("Albermarle"), a financial consulting firm. The consulting agreement, which ran from October 1, 1996 through March 31, 1997, required Albermarle to provide Registrant with advisory and investment banking services which included, among other things,
(i) reviewing and reorganizing Registrant's stock structure to facilitate a viable future financing strategy for Registrant; (ii) assisting Registrant to secure interim financing to settle outstanding liabilities; (iii) assisting Registrant in completing outstanding regulatory filings; (iv) analyzing and evaluating potential public and private financing options; and (v) identifying and evaluating acquisitions.

     The consulting agreement provided for Registrant to pay Albermarle a fee of $10,000 per month or an aggregate of $60,000. Due to its financial situation, Registrant was not able to make any payments due to Albermarle pursuant to the consulting agreement as they became due. Registrant has subsequently paid Albermarle in full from part of the proceeds raised by it in its securities offering which commenced on May 15, 1997. (See Item 1. Business - General - Subsequent Events.)

Securities Offerings

     During the fiscal year ended March 31, 1997 Registrant conducted two private securities offerings pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, one of which was completed on April 30, 1997. The purpose of each of such offerings was, in part, to provide Registrant with the ability to settle and pay off certain of its outstanding liabilities thereby making it a desirable acquisition candidate. The first of such offerings commenced in July 1996 and was completed in December 1996 upon the sale of 4 units resulting in $100,000 in gross proceeds to Registrant. This offering, of up to $300,000 in units, was conducted on a "best-efforts" basis through Robert M. Cohen & Co., Inc., a New York based broker dealer ("RMCC") and was offered and sold in the form of $25,000 units. Each unit consisted of one $25,000 face amount, 90 day, 8% convertible promissory note and one redeemable common stock purchase warrant to purchase 60,000 shares of Registrant's common stock at a price of $.50 per share during a period of three years from issuance. All of the notes issued in such offering were subsequently paid in full and all of the warrants issued in such offering were subsequently redeemed by the Registrant at a price of $.075 per underlying share from proceeds raised in the second of such offerings. The second offering commenced in January 1997 and was completed on April 30, 1997 upon the sale of 17 units resulting in $425,000 in gross proceeds to Registrant. Similar to the previous offering, it was conducted on a "best-efforts" basis through RMCC and consisted of $25,000 units, each consisting of one $25,000 face amount, 90 day, 8% convertible promissory note and one redeemable common stock purchase warrant to purchase 60,000 shares of Registrant's common stock at a price of $.50 per share during a period of three years from issuance.
All of the notes issued in such offering were subsequently paid in full and all of the warrants issued in such offering were subsequently redeemed by Registrant at a price of $.075 per underlying share from proceeds raised in Registrant's securities offering which commenced on May 15, 1997. (See Item
1. Business - General - Subsequent Events.) In connection with each of the offerings, Registrant paid RMCC a sales commission equal to 10% of the subscription price for each unit sold.


Other Matters

     Registrant currently has no employees and pays no salaries, wages, or similar compensation. James Fyfe is Registrant's sole executive officer and director.


Subsequent Events

Securities Offerings

     On May 15, 1997 Registrant commenced a private securities offering pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. The offering consists of up to 400 units, each unit consisting of 10,000 shares of Registrant's common stock being offered at a price of $5,000 per unit. RMCC is the placement agent for such offering and is entitled to receive a sales commission equal to 10% of the offering price for each unit sold. The first 50 units were offered on a "best efforts, all-or-none" basis. The remaining 350 units are being offered on a "best efforts" basis. As of June 25, 1997, 183 units have been sold resulting in gross proceeds to Registrant of $915,000. The proceeds raised in such offering have been used as working capital and to pay off the promissory notes and redeem the common stock purchase warrants issued in Registrant's private securities offering which was completed on April 30, 1997. Any additional proceeds raised in such offering are intended to be utilized for working capital and to enable Registrant to attempt to effect the acquisition of an operating business entity.

ITEM 2.  PROPERTIES

     Registrant currently utilizes approximately 200 square feet of office space, rent free, at the offices of its former subsidiary, FMI, as its corporate office. These accommodations are made available under an informal arrangement with FMI and are terminable at will by FMI.


ITEM 3.  LEGAL PROCEEDINGS

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

     On April 14, 1994, a former officer and director of Registrant, Rone H. Lewis, filed suit against Registrant in Superior Court, Law Division, Morris County (MRS-L-781-94), seeking damages for Registrant's alleged failure to timely permit him to sell certain shares of Registrant's restricted common stock. The complaint asserted consequential damages of approximately $100,000. In December 1994, Registrant agreed to settle this claim for $32,000. An initial settlement payment of $15,000 was made in January 1995, and Registrant issued a two year 8% promissory note to Mr. Lewis dated January 12, 1995 with respect to the $17,000 principal balance. The note provided for 24 equal payments of $768.87 each. Registrant made the first 8 monthly payments required under the note during the period February 1995 through September 1995 leaving due a balance of 16 payments in the aggregate amount of $12,301.92. Due to its financial problems, however, Registrant was thereafter unable to make any further payments to Mr. Lewis on the note. In March 1997 Registrant and Mr. Lewis entered into a settlement agreement whereby Mr. Lewis agreed to accept $5,000 in full satisfaction of all remaining sums due to him under the note including accrued interest, payment of which was made to Mr. Lewis in April 1997.

     No other material legal proceedings are pending to which Registrant or any of its property is subject, nor to the knowledge of Registrant are any such legal proceedings threatened.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Registrant submitted no matters to a vote of its security holders during the fourth quarter of the fiscal year ended March 31, 1997.


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

                                               Bid Prices
                                            High        Low
                                            -----      -----
     Fiscal 1995(1)

          First Quarter                     $8.40     $3.10
          Second Quarter                     5.00      3.80
          Third Quarter                      4.70      2.50
          Fourth Quarter                     5.00      2.50

     Fiscal 1996(1)

          First Quarter                      $7.19     $3.12
          Second Quarter                      5.00      2.66
          Third Quarter                       4.00       .25
          Fourth Quarter                       .50       .1875

     Fiscal 1997(1)

          First Quarter                      $ .25     $  .1875
          Second Quarter                       .375       .1875
          Third Quarter                        .30        .1250
          Fourth Quarter                       .375       .1875

     Fiscal 1998(1)

          First Quarter*                     $ 1.00      $ .3125

(1) All prices shown give effect, and in some cases retroactive effect, to Registrant's 1 for 10 reverse stock split which was effected on October 1, 1995.

*Through June 26, 1997


     At June 26, 1997, there were approximately 1,169 record holders of Registrant's common stock. Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefor. Registrant has not paid any cash dividends on its common stock and, for the foreseeable future, intends to retain earnings, if any, to finance the operations, development, and expansion of its business. Future dividend policy is subject to the discretion of Registrant's Board of Directors.


ITEM 6.  SELECTED FINANCIAL DATA

     The selected statements of operations and balance sheet data set forth below are derived from the financial statements of Registrant, which were examined by Simontacchi & Co., independent certified public accountants, for the years ended March 31, 1997 and March 31, 1996 and by Mahoney Cohen & Company, PC, independent certified public accountants, for each of the three years in the period ended March 25, 1995. Mahoney Cohen & Company, PC did not audit Registrant's UK subsidiaries, the financial statements of which were audited by another auditor whose report was furnished to Mahoney Cohen & Company, PC. The information set forth below should be read in conjunction with the audited financial statements of Registrant and related notes appearing elsewhere in this Report (See Item 8. Financial Statements and Supplemental Data).


                                                        FISCAL YEAR ENDING
                              ------------------------------------------------------------------

                                     March 31     March 31,     March 25,     March 27,     March 31,
                                       1997          1996          1995         1994           1993
Statement of Operations:

     Net Sales                        $-0-           $-0-     $21,048,151     $7,585,360     $336,779

     Cost of Sales                     -0-            -0-      15,531,102      5,121,884       20,381

     Gross Profit                      -0-            -0-       5,517,049      2,463,476      316,398

     Operating (Loss) Income     (251,583)      (257,073)      (2,821,339)       207,300       16,436

     Net (Loss) Income           (332,604)      (323,510)      (3,394,652)         1,804          496

     Net (Loss) Income per
       Common Share:                 (.14)          (.14)           (2.05)           -0-          -0-

     Weighted Average Number
       of Shares Outstanding    2,412,278       2,300,829       1,656,903      1,669,784    1,670,232

     Dividends per Common Share       -0-             -0-              -0-           -0-          -0-


                                             March 31, 1997     March 31, 1996     March 25, 1995
Balance Sheet Data:

     Working Capital (Deficiency)                $(652,456)         $(320,240)       $(1,863,138)
     Total Assets                                   14,914            136,201          9,822,570
     Current Liabilities                           666,623            455,306          9,122,665
     (Accumulated Deficit) Retained Earnings    (2,449,389)        (2,116,785)        (3,827,879)
     Stockholders' Equity (Deficiency)            (651,709)          (319,105)        (2,879,165)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

     Registrant has not engaged in any activities nor generated any operating revenues since February 1996 when its then operating subsidiaries were placed into receivership in the UK.

     The receiverships resulted in the loss of all of Registrant's operations and operating assets and eliminated most liabilities. Accordingly the operating activities of the UK subsidiaries were classified as a discontinued operation and the excess of the UK subsidiary's cumulative losses over Registrant's investment was included in the income statement for the year ended March 31, 1996. In addition, the UK subsidiaries were removed from the balance sheet for periods subsequent to December 30, 1995.

     During the period March 1996 through the date hereof Registrant's primary activities have been to engage in three private securities offerings, one of which is still ongoing, and to settle and pay off certain of its outstanding liabilities thereby making it a more desirable acquisition candidate.

     Registrant recorded losses in the year ended March 31, 1997 of $251,583, before interest expense and preferred stock dividend accrual ($257,073 in 1996). Such losses arose from general and administrative expenses which principally comprise professional fees, travel expenses and general office costs. Compared to the year ended March 31, 1996 such costs were $5,490 lower with year on year reductions in the areas of insurance costs, legal fees and general corporate costs offset by consultancy costs of $60,000.

Liquidity and Capital Resources

     During the year ended March 31, 1997 Registrant relied on the net proceeds of the two securities offerings described in Item 1 of this report and cash received against a note receivable and other sundry receipts to meet its cash needs.

     On May 15, 1997 Registrant commenced a new private securities offering (see "Business - Subsequent Events" in Item 1 of this report). The proceeds raised in such offering have been used as working capital and to pay off the promissory notes and redeem the common stock purchase warrants issued in Registrant's private securities offering which was completed on April 30, 1997. Additional proceeds raised in such offering are intended to be utilized for working capital and to enable Registrant to attempt to effect the acquisition of an operating business entity. Registrant does not expect to generate any operating revenues until, at the earliest, the consummation of an acquisition. No assurance can be given however, that Registrant will successfully consummate a business acquisition or that if consummated, that Registrant will derive any material revenues or profits therefrom.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The financial statements of Registrant, itemized in the subtopic, "Financial Statements" under Item 14 hereof, are set forth below. The audit report of Coopers & Lybrand dated August 3, 1995 included with the financial statements and previously filed in connection with Registrant's Annual Report on Form 10-K for the year ended March 25, 1995 has not been re-signed by Coopers & Lybrand for reasons relating to the institution of receivership proceedings against Registrant's former operating subsidiaries. The audit report of Mahoney Cohen & Company, PC dated July 25, 1995 included with the financial statements and previously filed in connection with Registrant's Annual Report on Form 10-K for the year ended March 25, 1995 has not been re-signed by Mahoney Cohen & Company, PC due to such reports reliance on the audit of Registrant's former operating subsidiaries performed by Coopers & Lybrand and Coopers & Lybrand's not re-signing their audit report. For a more detailed discussion of the foregoing, reference is made to Registrant's Annual Report on Form 10-K for the year ended March 31, 1996, as amended on Form 10-K/A.

     SIMONTACCHI & COMPANY, LLP
     CERTIFIED PUBLIC ACCOUNTANTS                         9 LAW DRIVE
                                                   FAIRFIELD, NEW JERSEY 07004

                                                     TEL:  (201) 575-5040
                                                     FAX:  (201) 575-5044

To The Stockholders and
Board of Directors
Corniche Group Incorporated
Wayne, New Jersey

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Corniche Group Incorporated as of March 31, 1997 and 1996 and the related statements of operations, stockholders' deficiency, and cash flows for the years then ended. Our audits also included the financial statement schedule for the years ended March 31, 1997 and 1996. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements and the financial statement schedule of Corniche Distribution Limited and Subsidiaries, a former consolidated subsidiary, as of March 31, 1996 and for the year then ended. These statements and schedules were not audited as the corporations were in receivership in the United Kingdom (see Note 2 of the Financial statements), and the records are unavailable for audit. The financial statements of Corniche Group Incorporated and Subsidiary at March 25, 1995 and for the year then ended were audited by other auditors whose report, dated July 25, 1995, was unqualified.

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

In our opinion, based on our audit the financial statements referred to above present fairly, in all material respects, the financial position of Corniche Group Incorporated as of March 31, 1997 and 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations in the past, and had no sales during the years ended March 31, 1997 and 1996 and its total liabilities exceed its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SIMONTACCHI & COMPANY, LLP
Fairfield, New Jersey
June 20, 1997

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



/s/ Coopers & Lybrand
Chartered Accountants and Registered Auditors
London

August 3, 1995

                           CORNICHE GROUP INCORPORATED
                                 BALANCE SHEETS


                                    ASSETS
                                    ------


                                                       March 31,     March 31,
                                                         1997          1996
                                                     ----------     -----------
Current Assets:

Cash                                                  $ 13,167     $       66
Notes Receivable                                             0        125,000
Other Receivables                                        1,000         10,000
                                                    -----------     ----------
     Total Current Assets                               14,167        135,066

Other Assets:

Property and Equipment, net                                747          1,135
                                                     -----------     ---------
     Total Assets                                     $ 14,914       $136,201
                                                      =========      =========



                                See Accompany Notes

                            CORNICHE GROUP INCORPORATED
                                  BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
                --------------------------------------------------

                                                      March 31,     March 31,
                                                         1997          1996
                                                      ----------     ---------
Current Liabilities:

Notes Payable                                        $ 400,000     $    5,000
Note Payable on Debt Compromise                              0         77,630
Trade Accounts Payable                                   4,929        183,123
Dividends Payable - Preferred Stock                    148,397         84,749
Accrued Liabilities                                    113,297        104,804
                                                     ---------       ---------
     Total Current Liabilities                         666,623        455,306
                                                     ---------       ---------
Stockholders' (Deficiency) Equity:

Preferred stock, 5,000,000 shares authorized
     Series A $0.07 convertible preferred stock
     and issued 1,000,000 shares, and outstanding
     909,267 shares March 31, 1997 and March 31,
     1996.                                             909,267        909,267

Common Stock, $0. 10 par value, authorized -
     30,000,000 shares, issued 2,630,378 (March 31,
     1997 and 1996)                                    263,037        263,037

Additional Paid-In Capital                             830,086        830,086

(Accumulated Deficit) Retained Earnings             (2,449,389)    (2,116,785)
                                                    ------------  ------------
                                                      (446,999)      (114,395)

Treasury Stock - at cost, 218, 100 shares.            (204,710)      (204,710)
                                                    -----------      ---------
     Total Stockholders' (Deficiency) Equity          (651,709)      (319,105)
                                                    -----------      ---------
     Total Liabilities and Stockholders'
        (Deficiency) Equity                          $  14,914      $ 136,201
                                                     ==========     ==========

                                See Accompanying Notes

                               CORNICHE GROUP INCORPORATED
                                 STATEMENT OF OPERATIONS

                                                       March 31,     March 31,        March 25,
                                                         1997          1996             1995
                                                       ---------     ---------        ---------
Net Sales                                               $      0     $       0       $21,048,151

     Cost of Sales                                             0             0        15,531,102
                                                        -----------     ---------    ------------
Gross Profit                                                   0             0         5,517,049

     Selling, General and Administrative
       Expenses                                          251,583       257,073         8,338,388
                                                      ------------     ---------     ------------
Operating Loss                                          (251,583)     (257,073)       (2,821,339)

     (Loss) on Sale of Assets                                  0        (3,042)          (22,221)

     Interest (Net)                                      (17,373)         (600)         (538,646)
                                                      -------------     ---------     -----------

(Loss) Income before Income Tax                         (268,956)     (260,715)       (3,382,206)

     Income Tax Benefit (Expense)                              0             0             9,508
                                                        -----------  ---------     ----------------
Net (Loss) Income from Continuing Operations            (268,956)     (260,715)       (3,372,698)

     Preferred Stock Dividend                            (63,648)      (62,795)          (21,954)
                                                        -----------    ---------     -------------
     Net (Loss) Income After Preferred Dividends        (332,604)     (323,510)       (3,394,652)

     Loss from Discontinued Operations                         0    (3,432,032)                0

     Excess of UK Subsidiary Cumulative Losses
          over Investment                                      0     5,466,636                 0
                                                      -----------   -----------     -------------
     Net Income (Loss)                                $ (332,604)   $1,711,094       $(3,394,652)
                                                      ===========   ==========       ============

Profit / (Loss) per share of Common Stock

Income (Loss) from Continuing Operations                  (0.14)         (0.14)            (2.05)

Income (Loss) from Discontinued Operations                 0.00           0.88              0.00
                                                      -------------     --------      -------------
Net Income (Loss) per share                          $    (0.14)        $ 0.74       $     (2.05)
                                                     ==============     ========     ==============
     Weighted Average Number of Common Shares
          Outstanding                                 2,412,278      2,300,289         1,656,903
                                                     ===========     =========       ==============

                                    See Accompanying Notes

                                  CORNICE GROUP INCORPORATED
                        STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY

                                         Common Stock
                                     -------------------
                                                                      Additional               Cumulative
                                    Preferred  Number of              Paid-In    Accumulated   Translation   Treasury
                                      Stock     Shares     Amount     Capital      Deficit     adjustment    Stock      Total
Balance - March 27, 1994           $    0      572,981   $ 57,208    $126,077    $   2,291     $  61   $(183,196) $  2,441

Issuance of Preferred Stock     1,000,000            -          -           -            -         -       -    1,000,000
Conversion of Preferred Stock     (53,931)      10,371      1,037      52,894            -         -       -                -
Preferred Stock Dividends               -            -          -           -      (21,954)        -       -    (21,954)
Purchase of Treasury Stock              -            -          -           -            -         -    (21,514)(21,514)
Issuance of Common Stock                -    1,337,400    133,740      99,000            -         -       -   232,740
Conversion of Note, net                 -      150,000     15,000     235,000            -         -       -   250,000
Issuance of Common Stock                -       50,000      5,000     (95,000)           -         -       -   100,000
Costs Related of Sale of Common Stock   -            -          -     (50,000)           -         -       -   (50,000)
Recapitalization Adjustment             -            -          -    (557,971)    (435,518)        -       -   (993,489)
Net Loss                                -            -          -           -   (3,372,698)        -       -   (3,372,698)
Cumulative Translation Adjustment       -            -          -           -            -     (4,691)   (4,691)
                               -----------  ----------  ---------  ---------  ------------     ---------- -------- -----------
Balance - March 25, 1995          946,069    2,119,857    211,985           -    (3,827,879)   (4,630)   (204,710)     (2,879,165)
Conversion of Preferred Stock     (36,802)       7,077        708      36,094             -        -       -              -
Adjustment to Common Stock              -         (156)       (16)         16             -        -       -               -
Issuance of Common Stock                -      478,600     47,860     909,340             -        -       -         957,200
Costs Related to Sale of Common Stock   -            -          -    (162,864)            -        -       -        (162,864)
Issuance of Common Stock                -       25,000      2,500      47,500             -        -       -          50,000
Preferred Stock Dividends               -            -          -           -       (62,795)       -       -         (62,795)
Elimination of UK Subsidiaries          -            -          -           -      2,034,604    4,630       -       2,036,234
Net Loss                                -            -          -           -       (260,715)       -       -        (260,715)
                                 ----------  ----------   --------- ----------   ------------  --------    -------- ----------
Balance - March 31, 1996         $909,267    2,630,378    263,037    $830,086    $(2,116,785)  $    -     $(204,710) $(319,105)

Net Loss                                -            -          -           -        (332,604)      -      -        (332,604)
                               -----------  -----------  ---------- ----------   ------------  --------- --------    -----------
Balance - March 31, 1997         $909,267   $2,630,378   $263,037    $830,086     $(2,449,389) $    0   $(204,710)   $ (651,709)
                                =========   ===========  ==========  ==========    =========== =========  ==========    ===========

                                       See Accompanying Notes

                                    CORNICHE GROUP INCORPORATED
                                     STATEMENT OF CASH FLOWS


                                                           March 31,     March 31,     March 25,
                                                             1997          1996          1995
                                                        --------------   ------------  ------------
     Cash Flows from Operation Activities:
          Net Loss from Continuing Operations            $(268,956)      $(260,715)    $(3,372,698)

     Adjustments to reconcile Net Loss from Continuing
          Operations to Net Cash used in Operating
          Activities:
          Depreciation                                         388           1,749         346,668
          Amortization of Goodwill                               -               -          97,651
          Amortization of Trademarks                             -               -           1,248
          Amortization of Development Costs                      -               -          18,524
          Amortization of Deferred Credit                        -               -          (4,223)
          Loss on Sale of Property and Equipment                 -           3,042          22,220
          Allowance for Bad Debts                                -               -         349,231
     Changes in Assets and Liabilities Net of Effects
          from Acquisitions:
          Decrease (Increase) in Accounts Receivable             -               -        (217,151)
          Decrease in Notes Receivable                     125,000          75,000               -
          Decrease in Inventory                                  -               -         561,291
          Decrease (Increase) in Prepaid Expenses and
          Other Receivables                                  9,000           8,422         (59,268)
          (Decrease) Increase in Notes Payable                   -         (11,292)              -
          (Decrease) Increase in Trade Accounts Payable   (178,194)        127,757         286,501
          Increase (Decrease) in Accrued Liabilities         8,493        (451,070)        893,946
          Increase (Decrease) in Deferred Credit                 -               -         (23,138)
          Increase in Taxes Payable                              -               -         259,217
                                                         ------------     ---------     -------------
     Net Cash used in Operating Activities                (304,269)       (507,107)       (839,981)

          Net Cash used in Discontinued Operations               -        (331,337)              -
                                                       --------------     ----------    --------------
     Net Cash used in Operating Activities                 (304,269)      (838,444)       (839,981)
                                                      ---------------     ----------    --------------
     Cash Flows from Investing Activities:
          Payments to Acquired Fixed Assets                       -         (8,926)       (439,169)
          Proceeds from Sale of Equipment                         -          3,000          54,607
                                                       --------------     ----------    --------------
     Net Cash used in Investing Activities                        -         (5,926)       (384,562)
                                                       --------------     ----------    --------------
     Balance Carried Forward                              $(304,269)     $(844,370)    $(1,224,543)
                                                       =============     ===========   ===============

                               CORNICHE GROUP INCORPORATED
                                 STATEMENT OF CASH FLOWS


                                                          March 31,     March 31,     March 25,
                                                            1997          1996          1995
                                                       ------------     ---------   -------------
     Balance Brought Forward                            $(304,269)     $(844,370)     $(1,224,543)

     Cash Flows from Financing Activities:
          Net Proceeds from Issuance of Common Stock
            for Cash                                            -        794,336           50,000
          Net Proceeds from Issuance of Common Stock
            for Services                                        -         50,000                -
          Net Borrowings under Line of Credit Agreement         -              -        1,018,536
          Principal Payments under Capital Lease
            Obligations                                         -              -         (106,369)
          Payment of Notes Payable                        (77,630)             -                -
          Additional Borrowings                           395,000              -                -
                                                      ------------     -----------     -----------
          Net Cash Provided by Financing                  317,370        844,336          962,167
                                                      ------------     -----------     -----------
     Effect of Exchange Rate on Cash                            -              -           (7,725)
                                                      ------------     -----------     -----------
     Net Increase (Decrease) in Cash                       13,101            (34)        (270,101)

     Cash at Beginning of Period                               66            100            9,940

     Cash received from FMI                                     -              -          368,599
                                                      ------------     ------------     ----------
     Cash at End of Period                            $    13,167      $      66       $  108,438
                                                      ============     ============     ==========
     Supplemental Disclosures of Cash Flow
         Information

     Cash Paid during the Year for:
          Interest                                     $ 17,373        $     600       $  538,646
          Income Taxes                                 $      -        $       -       $        -


                                     See Accompany Notes

                                CORNICHE GROUP INCORPORATED
                             STATEMENT OF CASH FLOWS (CONCLUDED)



Supplemental Schedule of Non-Cash Investing and Financing Activities


During the year ended March 31, 1997 the Company accrued preferred stock dividends of $63,648 and (1996 - $62,795).

During the year ended March 31, 1996 holders of 36,802 shares of preferred stock converted such shares into 7,077 shares of CGI's common stock. In March 1995, holders of 53,931 shares of preferred stock converted such shares into 10,371 shares of CGI's common stock (Note 7).

On March 2, 1995 CGI issued 1,097,250 shares of its common stock for 100% of the issued and outstanding common stock of Corniche (Note 2). Additionally, it issued 25,000 shares to the 49% shareholder of Chessbourne (Note 7) and 215,150 shares to Chester Holdings, Ltd.

On March 25, 1995, Chester Holdings, Ltd. returned the 215,150 shares to CGI in exchange for the medical imaging subsidiary of CGI (Note 3).

In March 1995, holders of a promissory note in the amount of $300,000 converted such note into common stock of CGI (Note 7) .

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

Corniche experienced large operating losses and net cash outflows from operating activities in fiscal 1995 and 1996 resulting in a significant reduction in working capital during that period. The Company was unsuccessful in its efforts to raise interim financing to resolve its liquidity problems. Additionally, the Company was not able to convert a significant portion of its bank debt to equity. As a result, receivers were appointed to Corniche's subsidiaries Chessbourne and TSCL on February 7, 1996 by their primary bankers and secured lender, Bank of Scotland. Corniche Distribution Limited was placed in receivership on February 28, 1996 (See Note 2).

NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICY

Reverse Acquisition

On March 2, 1995, the stockholders of Corniche exchanged all of their common stock for 1,097,250 shares of CGI. Since the former stockholders' of Corniche owned a majority of the outstanding stock of CGI after the acquisition, such purchase transaction was accounted for as a reverse acquisition. The acquired company (Corniche) was deemed to have acquired the acquiring company (CGI). Accordingly, CGI changed its fiscal year to the last Saturday in March of each year in order to conform to the fiscal year of its operating subsidiary. Historical stockholders' equity of Corniche has been retroactively restated to give effect to the recapitalization. The historical financial statements prior to March 2, 1995 are those of Corniche. Further, on March 2, 1995, CGI acquired a 49% interest in the outstanding shares of Chessboume.

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

                           CORNICHE GROUP INCORPORATED
                           NOTES TO FINANCIAL STATEMENTS

NOTE 2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Property and Equipment

Machinery and equipment, furniture and fixtures and motor vehicles are depreciated by the straight-line method over the estimated useful lives of the assets, which range principally from five to ten years.


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


Per Share Information

Per share information has been computed based on the weighted average number of shares and dilutive common stock equivalents outstanding during each respective period. Common stock equivalents were excluded from the loss per common share computation in fiscal 1995 as the effect of their inclusion would be anti-dilutive. Retroactive effect has been given to the recapitalization discussed in Note 2.

                           CORNICHE GROUP INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3     NOTES RECEIVABLE

Notes Receivable comprise a 180-day promissory note in the principal amount of $200,000 due from Chester Holdings, Ltd. ("Chester") as part consideration for the Company's former medical imaging subsidiary sold to Chester on March 25, 1995. The note was due on October 1, 1995 and includes an option to apply any unpaid balance of such note to purchase voting securities of Chester's operating subsidiary, or any new parent company of such operating subsidiary, at the fair market value of such securities. As of March 31, 1996 Chester was in default on the note and no principal or interest had been received.
Through July 1996 the company received payments of principal in the aggregate sum of $125,000. The Company is in negotiation regarding the exercising of its option to apply the unpaid balance of the Note to purchase voting shares of Medical Laser Technologies, Inc., the corporate parent of the operating subsidiary. However, no agreement has yet been reached and accordingly, a provision against recovery of the balance of $75,000 was made at March 31, 1996. No interest has been accrued.


     NOTE 4     PROPERTY AND EQUIPMENT

          Property and Equipment consists of the following:

                                                       March 31,     March 31,
                                                         1997          1996
                                                       ----------     ---------
     Furniture and Fixtures                                $1,426       $1,426

     Less: Accumulated Depreciation                           679          291
                                                         ---------     --------
                                                           $  747       $1,135
                                                         =========     ========

                            CORNICHE GROUP INCORPORATED
                           NOTES TO FINANCIAL STATEMENTS

NOTE 5     NOTES PAYABLE

The Company was in default on a Note Payable dated January 12, 1995 in the principle sum of $17,000. In March 1997 the Company entered into a settlement agreement with the note holder pursuant to which the note holder accepted $5,000 in full satisfaction of all remaining sums due including accrued interest.

During the period July 1996 through December 1996, the Company engaged in a private offering of securities pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. The offering of up to $300,000 was conducted on a "best efforts" basis through Robert M. Cohen & Co., Inc. ("RMCC"), a New York based broker-dealer and was offered and sold in the form of $25,000 units. Each unit consisted of one $25,000 face amount 90-day, 8% promissory note and one redeemable common stock purchase warrant to purchase 60,000 shares of the Company's common stock at a price of $.50 per share during a period of three years from issuance. The offering was terminated in December 1996 upon the sale of 4 units resulting in $100,000 in gross proceeds. In connection with such offering, RMCC was paid sales commissions equal to 10% of the aggregate purchase price of the units sold resulting in aggregate sales commissions of $10,000.

During the period January 1997 through April 30, 1997, the Company engaged in a private offering of securities pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. The offering consists of up to 19 units being sold at an offering price of $25,000 per unit. Each unit consists of one $25,000 face amount 90-day, 8% promissory note and one redeemable common stock purchase warrant to purchase 60,000 shares of the Company's common stock at a price of $.50 per share during a period of three years from issuance.
The offering of up to $475,000 was conducted on a "best efforts" basis through RMCC. In connection with such offering, RMCC is being paid sales commissions equal to 10% of the purchase price for each unit sold or $2,500 per unit.
RMCC sold 17 units.

                              CORNICHE GROUP INCORPORATED
                             NOTES TO FINANCIAL STATEMENTS

NOTE 6     NOTE PAYABLE ON DEBT COMPROMISE

Notes Payable on debt compromise as of March 31, 1996 comprised a 180-day promissory note in the principal amount of 50,000 pounds sterling (approximately $77,630) in favor of the Bank of Scotland, primary banker to Corniche. The note was issued to settle certain claims involving Corniche and the Company following the receivership proceeding involving the Company's UK Subsidiary.

On January 30, 1997 the Company paid the Bank of Scotland $89,374.49 in full satisfaction of all principal and interest due under a promissory Note dated February 1996 to the Bank of Scotland in the principal amount of fifty thousand pounds sterling (see Note 6). In consideration thereof, the parties executed a mutual Release dated as of January 30, 1997 whereby the Bank of Scotland released the Company and James J. Fyfe, the Company's sole officer and director, from all liabilities, accounts, courses of action, sums of money, reckonings, contracts, controversies, agreements, damages, judgements, executions, claims, demands, debts, obligations, promises, covenants, actions and undertakings which against the Company or Fyfe the Bank of Scotland ever had, at the time of the release or could thereafter have by reason of any matter up to and through the date of the release and the Company and Fyfe released the Bank of Scotland in similar fashion.

NOTE 7     STOCKHOLDERS' EQUITY

Effective October 1, 1995 the Company declared a one-for-ten reverse stock split and all numbers of shares and share values stated herein reflect such reverse split unless otherwise noted.

In connection with the settlement of the securities class action litigation (see Note 8), the Company issued 1,000,000 shares of 7% cumulative convertible preferred stock with an aggregate value of $1,000,000. The preferred stock has a liquidation value of $1 per share, is non-voting and convertible into common stock of the Company at a price of $5.20 per share. Preferred stockholders are entitled to receive a cash dividend of 7% paid semi-annually. The preferred shares are callable by the Company at any time after the first anniversary of issuance, at prices ranging from 101% to 105% of face value. In addition, if the closing price of the Company's common stock exceeds $13.80 per share for a period of 20 consecutive trading days, the preferred shares are callable by the Company at a price equal to 1% of face value. In March 1995, the holders of 53,931 shares of preferred stock exercised their rights to convert and, accordingly, 10,371 shares of common stock were issued. During the year ended March 31, 1996, holders of 36,802 shares of preferred stock converted such shares into 7,077 shares of CGI's common stock.

                             CORNICHE GROUP INCORPORATED
                            NOTES TO FINANCIAL STATEMENTS

NOTE 7         STOCKHOLDERS' EQUITY (Cont'd)

In March 1995, the Company issued a total of 1,312,400 shares of common stock to acquire all of the issued and outstanding stock of Corniche. Brian J. Baylis was issued 877,800 shares of common stock and Susan A.M. Crisp was issued 219,450 shares of common stock in exchange for their holdings representing 100 % of the issued common stock of Corniche, and the balance of 215,150 shares were issued to Chester in connection with the acquisition. In addition, the Company issued 25,000 shares of the Company's common stock to Ronatree in exchange for the remaining 49% of the common shares of Chessboume.

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

During the year ended March 31, 1996, the Company issued 25,000 shares of common stock to Trisec Holdings, Ltd. for consulting services in connection with the "Reverse Acquisition" (see Note 2) of Corniche on March 2, 1995.

On March 13, 1995, the Company converted a promissory note in the amount of $300,000 payable on November 10, 1995, which had been entered into pursuant to a bridge finance agreement in December 1994, into 150,000 shares of the common stock of the Company. In connection with the conversion, the Company paid NWCM a fee of $36,000.

Effective January 30, 1997, the Company entered into a Stock purchase Agreement with the Bank of Scotland and twelve unrelated persons whereby 1,042,250 of the 1,097,250 shares of the Company's common stock pledged to the bank of Scotland by Brian J. Baylis and Susan A.M. Crisp to secure certain debts of Corniche Distribution Limited and subsidiaries to the Bank of Scotland were sold by he bank of Scotland following a default in the obligation secured by the pledge to such twelve persons for an aggregate consideration of $125,070.

                           CORNICHE GROUP INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7     STOCKHOLDERS' EQUITY (Cont'd)

The Company has issued common stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company.

A total of 1,050,175 shares of common stock are reserved for issuance upon exercise of warrants as of March 31, 1997. Warrants issued and outstanding are summarized as follows:

                              Shares
                              Issuable on        Exercise        Expiration
                              Exercise           Price           Date
                              --------------     -------------   ------------
     February 1991                 48,867           $36.00          1/98
     September 1993                 9,375           $46.40          4/99
     March 1995                    91,933        $3.20 - $8.10   1/99 - 11/03
     January - March 1997         900,000           $ 0.50      1/00 - 3/00

The warrants issued in 1997 were issued in connection with the Company's securities offering and were repurchased subsequent to March 31, 1997 at a cost of $67,500.

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

                          CORNICHE GROUP INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS

NOTE 7     STOCKHOLDERS' EQUITY (Cont'd)

For holders of more than 10% of the Company's outstanding common stock, the exercise price must be at least 110% of fair market value. The exercise price of NQSO's must be not less than 80% of the fair market value of the common stock at the time of grant. An option is exercisable not earlier than six months from the date of grant.

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

Information with respect to options under the 1986 and 1992 Stock Option Plans is summarized as follows:

                       March 31,     March 31,     March 25,     Sept. 30,
                         1997          1996          1995          1994
                       --------      --------      ---------     ---------
Outstanding,
Beginning of Year        7,500        28,980        131,367        82,900

Granted                  3,000         9,000         15,896        69,117
Converted                    0             0        (91,933)            0
Expired                 (9,000)      (30,480)       (26,350)      (20,650)
Exercised                    0             0              0             0
                       ---------     ----------     ---------     ----------
Outstanding,
End of Year              1,500         7,500         28,980       131,367

The Company reclassified 18,000 options shown as expired in its 1994 financial statements to be outstanding as of March 25, 1995.

Outstanding options expire 90 days after termination of holder's status as employee or director.

At March 31, 1997, there were 1,500 exercisable outstanding options and 158,500 shares available for grant. The exercise price of outstanding options was $0.40625.

On May 1, 1997, 1,500 options were granted at an exercise price of $.3125 per share.

                           CORNICHE GROUP INCORPORATED
                           NOTES TO FINANCIAL STATEMENTS


NOTE 8     COMMITMENTS, CONTINGENCIES AND OTHER

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

                          CORNICHE GROUP INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS

NOTE 9     INCOME TAXES

Income Tax Expense (benefit) represents United Kingdom corporation tax (benefit) for the years ended March 25, 1995. There were no significant differences between the financial statement and tax basis of assets and liabilities that were expected to give rise to taxable income in the future in view of the Company's substantial tax losses available for carryforward.

Earnings (loss) before income taxes and preferred stock dividend is attributable to the following sources:

                                               Years Ended In
                                      ================================
                                      1997          1996          1995
                                      ----          ----          ----

     United Kingdom                     $0            $0    $(2,786,689)
     United States                (268,956)     (260,715)      (595,517)
                                ------------   -----------  -------------
                                 $(268,956)    $(260,715)   $(3,382,206)
                                  =========     =========     ==========

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

The Company was delinquent in the filing of Federal and State Income Tax returns for the fiscal year ended September 30, 1994, short period ended March 25, 1995 and the fiscal year ended March 31, 1996. These returns have been filed in June 1997.

                             CORNICHE GROUP INCORPORATED
                            NOTES TO FINANCIAL STATEMENTS

NOTE 10     SUBSEQUENT EVENTS

Equity Offerings

On May 15, 1997, the company commenced a private securities offering pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. The offering of up to 400 units, each unit consisting of 10,000 shares of common stock being offered at a price of $5,000 per unit. RMCC is the placement agent for such offering and is entitled to receive a sales commission equal to 10% of the offering price for each unit sold. The first 50 units are being offered on a "best efforts, all or none" basis. The remaining 350 units are being offered on a "best efforts" basis. As of the date hereof, 162 units have been sold resulting in gross proceeds to the Company of $810,000. The proceeds of such offering are intended to be utilized to enable the Company to attempt to effect the acquisition of an operating business entity, for working capital and to pay off the promissory notes and to redeem the common stock purchase warrants issued in the Company's private securities offering which was completed on April 30, 1997.

                          CORNICHE GROUP INCORPORATED
                                 SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
      FOR THE YEARS ENDED MARCH 31,1997, MARCH 25,1996 AND MARCH 27,1995

 COL. A               COL B.                             COL. C                   COL. D        COL. E
                                                        ADDITIONS

                Balance at Beginning     Charges to Costs     Acquisitions     Deductions     Balance at
Description          of Period             and expenses     of Subsidiaries     Describe     End of Period
Allowance for Doubtful
Account     1995          131,692             349,231                0          135,815 (1)     345,108
            1996          345,108                   0                0          345,108 (3)           0
            1997                0                   0                0                0               0

Reserve against
Notes Receivable
in Default  1995                0                  0                 0                0               0
            1996                0             75,000                 0                0          75,000
            1997           75,000                  0                 0                0          75,000

Inventory
Reserve     1995           86,589              9,758                0            56,123 (2)      40,224
            1996           40,224                  0                0            40,224 (3)           0
            1997                0                  0                0                 0               0



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

                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


Directors

     The following sets forth, as at March 31, 1997, the directors of Registrant, their respective ages, the year in which each was first elected or appointed a director, and any other office in Registrant held by each director. Each director holds office until the next annual meeting of shareholders and until their successors have been elected and qualified.

                         Other Offices                     Director
          Name           Held                   Age        Since
          ----           -------------          ---        --------
      James J. Fyfe     Vice President, Chief   42         1995
                          Operating Officer

     In September 1996, Mathew P. Pazaryna ceased all his activities relating to his engagement as a director of Registrant. Efforts to contact him proved unsuccessful and consequently, his association with Registrant was terminated. Although no written resignation was provided to Registrant by Mr. Pazaryna, Registrant, based upon the actions of Mr. Pazaryna, treated Mr. Pazaryna as having resigned effective September 1996. Mr. Pazaryna's resignation was not the result of any disagreements with Registrant on any matter relating to Registrant's operations, policies or practices.


Executive Officers

     The following sets forth the executive officers of Registrant, their respective ages, the year in which each was first appointed an executive officer of Registrant and all positions and offices in Registrant held by each such person as at March 31, 1997.

                                                     Office Held
         Name          Offices Held         Age      Since
         ----          ------------         ---      -----------
     James J. Fyfe     Vice President        42        May 1995


Family Relationships

     No family relationship exists between any director, executive officer of Registrant or any person contemplated to become such.



Business Experience

     The following summarizes the occupation and business experience during at least the five years preceding March 31, 1997 of each person who served as a director and/or executive officer of Registrant at March 31, 1997.

     JAMES J. FYFE has been a director, vice president and the chief operating officer of Registrant since May 1995. From January 1991 to May 1995, he was an independent business consultant. Prior to January

1991 he was chairman and chief executive officer of the Lewis Group, a UK based chain of department stores and specialty retail outlets.


ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Officers

     Registrant has not paid salary, wages or other compensation to any of its executive officers since February 1996 when Registrant's then operating subsidiaries were placed into receivership in the United Kingdom and all business operations ceased.


Compensation of Directors

     Directors who are not full-time members of management receive $300 per Board of Directors meeting attended, in addition to reimbursement of travel expenses. Directors are also compensated for special assignments from time to time. No special assignment compensation was paid during the fiscal year ended March 31, 1997.

     All directors receive options to purchase 1,500 shares of Registrant's common stock each May under Registrant's 1992 Stock Option Plan for Directors.


Compliance with Section 16(a) of the Exchange Act

     Any person who is an officer, director, or the beneficial owner, directly or indirectly, of more than 10% of the outstanding common stock of Registrant is required under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") to file certain reports with the Securities and Exchange Commission (the "Commission") disclosing his or her holdings or transactions in any securities of Registrant. For purposes of this discussion, all such persons required to file such reports will be referred to as "Reporting Persons". Every Reporting Person must file an initial statement of his or her beneficial ownership of Registrant's securities on the Commission's Form 3 within ten days after he or she becomes a Reporting Person. Thereafter (with certain limited exceptions), all changes in his or her beneficial ownership of Registrant's securities must be reported on the Commission's Form 4 on or before the 10th day after the end of the month in which such change occurred. Certain changes in beneficial ownership are exempt from the Form 4 reporting requirements, but are required to be reported on a Form 5 within 45 days of the end of the fiscal year in which such changes occurred. The Registrant knows of no person who was a Reporting Person during the fiscal year ended March 31, 1997, who has failed to file any reports required to be filed during such period on Forms 3 and 4 with respect to his holdings or transactions in Registrant's securities other than Brian J.
Baylis and Susan A.M. Crisp who were required to file reports on Form 4 in connection with the reduction of their respective ownership interests in Registrant resulting from the sale of shares pledged by them following a default in the obligation secured by the pledge as discussed in Item 1. Business - General - Transfer of Pledge Shares. Mr. Baylis and Ms. Crisp, each of whom resides in the UK, were not fully aware of their obligations to file a Form 4 following the sales of the pledged shares but have been recently notified regarding such obligations. The Registrant expects each of them to file a Form 4 with respect to such transaction within the next thirty days.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

     As of June 20, 1997 there were no persons known to Registrant to be the beneficial owners of more than 5% of Registrant's common stock, $.10 par value.

Security Ownership of Management

     The following table sets forth information concerning the beneficial ownership of Registrant's common stock, as of June 20, 1997, by (i) each person who was a director or a nominee to become a director, (ii) Registrant's executive officers, and (iii) all persons who were directors and officers of Registrant, as a group, and the percentage of Registrant's issued and outstanding stock represented by such beneficial ownership.

      Name and Address         Amount and Nature of
      of Beneficial Owner      Beneficial Ownership     Percent of Class
      ------------------       ---------------------    -----------------
     James J. Fyfe                       -0- (1)                -0-
     145 Route 46 West
     Wayne, NJ 07470

     All directors and officers          -0- (1)                -0-
       as a group (1 person)



(1) Does not include 3,000 shares of common stock which may be issued to Mr. Fyfe upon the exercise of 3,000 stock options issued to Mr. Fyfe in connection with his services as a director of Registrant. These options were issued in connection with Registrant's 1992 Stock Option Plan. 1,500 of such options are not exercisable until May 1998. The 1,500 currently exercisable options are exercisable at an exercise price of $.4065 per share. The 1,500 options which become exercisable in May 1998 are exercisable at a price of $.3125 per share.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions With Management and Others

     During the fiscal year ended March 31, 1997 and all subsequent periods there have been no material transactions between Registrant and any member of management or any principal shareholder of Registrant.


                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

     The financial statements filed as a part of this report are as follows:

     Report of independent accountants

     Balance Sheets - March 31, 1997 and March 31, 1996

     Statements of Operations - Years ended March 31, 1997,
       March 31, 1996 and March 25, 1995

      Statement of Changes in Stockholders' (Deficiency)/Equity -
       Years ended March 31, 1997, March 31, 1996 and March 25, 1995

     Statements of Cash Flows - Years ended March 31, 1997,
       March 31, 1996 and March 25, 1995

     Notes to financial statements


Financial Statement Schedules

     The financial statement schedule filed as a part of this report is as follows:

     Valuation and Qualifying Accounts for the years ended March 31, 1997, March 31, 1996 and March 25, 1995.

     Other financial statement schedules have been omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.


Exhibits

     The exhibits filed as a part of this report are as follows:


                                                                            Exhibit No. as filed
                                                                       with registration statement
                                                                          or report specified below
     3     (a)     Certificate of Incorporation filed September 18, 1980 (1)              3
          (b)     Amendment to Certificate of Incorporation filed
                  September 29, 1980 (1)                                                  3
          (c)     Amendment to Certificate of Incorporation filed
                  July 28, 1983 (2)                                                       3(b)
          (d)     Amendment to Certificate of Incorporation filed
                  February 10, 1984 (2)                                                   3(d)
          (e)     Amendment to Certificate of Incorporation filed
                  March 31, 1986 (3)                                                      3(e)
          (f)     Amendment to Certificate of Incorporation filed
                   March 23, 1987 (4)                                                     3(g)
          (g)     Amendment to Certificate of Incorporation filed
                   June 12, 1990 (5)                                                      3.8
          (h)     Amendment to Certificate of Incorporation filed
                   September 27, 1991 (6)                                                 3.9
          (i)     Certificate of Designation filed November 12, 1984 (7)                  3.8
          (j)     Amendment to Certificate of Incorporation filed
                   September 28, 1995 (12)                                                3(j)
          (k)     By-laws of the Registrant, as amended on
                    December 22, 1983 (2)                                                 3(c)
          (l)     By-laws of the Registrant, as amended on
                    December 5, 1985 (3)                                                  3(f)
          (m)     By-laws of the Registrant, as amended on
                   April 25, 1991 (6)                                                     3.10

     4     (a)     Form of Underwriter's Warrant (6)                                      4.9.1
          (b)     Form of Promissory Note - 1996 Offering (12)                            4(b)


          (c)     Form of Promissory Note - 1997 Offering (12)                            4(c)
          (d)     Form of Common Stock Purchase Warrant - 1996 Offering (12)              4(d)
          (e)     Form of Common Stock Purchase Warrant - 1997 Offering (12)              4(e)

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
          (d)     1992 Stock Option Plan (9)                                              B
          (e)     Novation Agreement relating to a Share Sale and Purchase
                  Agreement dated April 24, 1994 among Brian John
                  Baylis, Susan Ann Meadows Crisp and Fidelity
                  Medical, Inc. dated March 2, 1995 (10)                                  2(a)
          (f)     Supplemental Agreement relating to a Share Sale and
                  Purchase Agreement dated April 24, 1994 among
                  Brian John Baylis, Susan Ann Meadows Crisp and
                  Fidelity Medical, Inc. dated March 2, 1995 (10)                         2(b)
          (g)     Agreement for sale and purchase of the entire issued
                  share capital of Corniche Distribution Limited among
                  Brian John Baylis, Susan Ann Meadows Crisp and
                  Fidelity Medical, Inc. dated March 2, 1995 (10)                         2(c)
          (h)     Letter of Agreement between Fidelity Medical, Inc. and
                  NWCM Limited dated as of March 6, 1995 (10)                             2(d)
          (i)     Supplemental Agreement with respect to Options
                  dated March 2, 1995 (10)                                                9(b)
          (j)     Stock Purchase Agreement dated as of March 25, 1995
                  by and between Fidelity Medical, Inc. and Chester
                  Holdings, Ltd (11)                                                      2(a)
          (k)     Promissory Note and Option Agreement dated as of
                  March 25, 1995 from Chester Holdings, Ltd. to
                  Fidelity Medical, Inc. (11)                                             2(b)
          (l)     Form of Warrant of Fidelity Medical, Inc. to be issued
                  to employees of Fidelity Medical, Inc., a New Jersey
                  corporation, in replacement of stock options (11)                       2(c)
          (m)     Stock Purchase Agreement dated as of January 30, 1997
                  by and among Registrant, the Bank of Scotland and 12 Buyers (12)        10(m)
          (n)     Mutual Release dated as of January 30, 1997 by and among
                  Registrant, James Fyfe and the Bank of Scotland (12)                    10(n)

     16     (a)     Letter of Mahoney Cohen & Company, CPA, PC
                   regarding their concurrence with the statements made
                   by Registrant concerning their resignation as Registrant's
                   principal accountant (13)                                              16(a)

     99     (a)     Opinion Letter of Smithsons Solicitors dated March 7, 1997 regarding the status of Registrant's former subsidiaries
                  as the result of the February 1996 receivership proceedings (12)        99(a)
     99     (b)     Letter of James J. Fyfe Regarding Unavailability of Re-signed
                  Audit Reports from Coopers & Lybrand LLP (12)                           99(b)


     99     (c)     Letter of Mahoney Cohen Rashba & Pokart, CPA, PC Regarding Their
                  Inability to Re-Sign Their July 25, 1995 Audit Report (12)              99(c)



Notes:

(1)Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-18, File No. 2-69627, which exhibit is incorporated herein by reference.

(2)Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-2, File No. 2-88712, which exhibit is incorporated herein by reference.

(3)Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-2, File No. 33-4458, which exhibit is incorporated herein by reference.

(4)Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K for the year ended September 30, 1987, which exhibit is incorporated herein by reference.

(5)Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-3, File No. 33-42287, which exhibit is incorporated herein by reference.

(6)Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-1, File No. 33-42154, which exhibit is incorporated herein by reference.

(7)Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K for the year ended September 30, 1994, which exhibit is incorporated herein by reference.

(8)Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K for the year ended September 30, 1991, which exhibit is incorporated herein by reference.

(9)Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the proxy statement of Registrant dated March 30, 1992, which exhibit is incorporated herein by reference.

(10)Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of Registrant on Form 8-K, dated March 2, 1995, which exhibit is incorporated herein by reference.

(11)Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of Registrant on Form 8-K, dated April 5, 1995, which exhibit is incorporated herein by reference.

(12)Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K for the year ended March 31, 1996, which exhibit is incorporated herein by reference.

(13)Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K/A for the year ended March 31, 1996, which exhibit is incorporated herein by reference.


Reports on Form 8-K

     No reports on Form 8-K have been filed by Registrant during the last quarter of the period covered by this report.

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

     Signatures                    Title                       Date

Principal Executive Officer:

/s/ James J. Fyfe                Vice President            June 26, 1997
JAMES J. FYFE

Principal Financial and
 Accounting Officer:

/s/ James J. Fyfe                Vice President           June 26, 1997

JAMES J. FYFE

A Majority of the board of directors:
/s/ James J. Fyfe                                        June 26, 1997
JAMES J. FYFE