Form 10-Q
period 1997-06-30
CORNICHE GROUP INC /DE
filed 1997-07-14
CIK 320017

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                            ___________________________

                                    FORM 10-Q
  (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                                  OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

                         Commission file number:  0-10909

                          CORNICHE GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)

               Delaware                              22-2343568
     (State or other jurisdiction of              (I.R.S. employer
     incorporation or organization)               Identification No.)

     Wayne Interchange Plaza I
     145 Route 46 West, Wayne, NJ                   07470
     (Address of principal executive offices)     (Zip code)

Registrant's telephone number, including area code:  201-785-3338

                               Not Applicable
            (Former name, former address and former fiscal year,
                        if changed since last report)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X        No
                                                    _________       ___________

                          4,572,743 shares, $.10 par value
         (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                              ________________________

                                Page 1 of 13 pages

                            CORNICHE GROUP INCORPORATED






                                TABLE OF CONTENTS



                                                                          Page
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statement (Unaudited)

          Balance Sheet at June 30, 1997
          and March 31, 1997          . . . . . . . . . . . . . . . . . .    3

          Statement of Operations for the
          three months ended June 30, 1997 and
          June 30, 1996          . . . . . . . . . . . . . . . . . . . . .   4

          Statement of Cash Flows for the three
          months ended June 30, 1997 and June 30, 1996    . . . . . . . . .  5

          Notes to Unaudited Financial Statements    . . . . . . . . . . .   6

    Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations     . . . . . . 11

PART II - OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K     . . . . . . . . . .  13




     The financial statements are unaudited. However, the management of the registrant believes that all necessary adjustments (which include only normal recurring accruals) have been reflected to present fairly the financial position of the registrant at March 31, 1997 and June 30, 1997, the results of its operations for the three months ended June 30, 1997 and 1996 and the results of its operations and changes in its cash flows for the three months ended June 30, 1997 and 1996.

                        CORNICHE GROUP INCORPORATED
                                Balance Sheet

ASSETS

                                                             June 30,           March 31,
                                                               1997               1997
                                                            (unaudited)         (audited)
     Current assets:

          Cash                                               $263,428            $13,167
          Other receivables and prepaid expenses                1,087              1,000
                                                            ----------           --------
             Total current assets                             264,515             14,167

     Other assets:

          Property and equipment, net                            650                 747
                                                          ------------           --------
             Total assets                                    $265,165            $14,914
                                                          ============           ========

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

     Current liabilities:

          Notes payable                                            $0           $400,000
          Trade accounts payable                                  574              4,929
          Dividends payable - preferred stock                 162,086            148,397
          Accrued liabilities                                  19,900            113,297
                                                          ------------          -----------
             Total current liabilities                        182,560            666,623
                                                          ------------          -----------
     Stockholders' (deficiency) equity:

     Stockholders (deficiency) equity
          Preferred stock, $.01 par value,
               authorized 5,000,000 shares
               including 1,000,000 shares of
               Series A 7% cumulative convertible
               preferred stock, issued and outstanding
               896,967 shares of Series A preferred stock
               at June 30, 1997 (909,267 shares of Series
               A preferred stock at June 30, 1996)            896,967            909,267

     Common stock, $0.10 par value,
               authorized - 30,000,000 shares,
               issued 4,572,743 shares at June
               30, 1996 (June 30, 1997 shares
               June 30, 1996)                                457,274             263,037

     Additional paid-in capital                            1,521,149             830,086
     (Accumulated deficit) retained earnings              (2,588,075)         (2,449,398)
                                                       ----------------     -------------
                                                             287,315          (  446,999)
     Treasury stock-at cost, 218,100
          shares.                                       (    204,710)         (  204,710)
                                                     ------------------     -------------
     Total stockholders' (deficiency) equity                  82,605          (  651,709)
                                                     ------------------     -------------
     Total liabilities and stockholders'
          (deficiency) equity                               $265,165             $14,914
                                                     ==================     ==============

                                    See accompanying notes

                                 CORNICHE GROUP INCORPORATED
                                   Statement of Operations
(UNAUDITED)

                                                 ------  3 Months Ended  ------
                                                 June 30,               June 30,
                                                   1997                   1996
     Net Sales                                        $0                    $0

          Cost of Sales                                0                     0
                                                       -                     -
     Gross profit                                      0                     0
                                                       -                     -

          Selling, General and
            Administrative Expenses              (120,816)             (32,250)
                                             -------------            ----------
     Operating Loss                              (120,816)             (32,250)

          Interest (net)                           (4,181)              (1,800)
                                                  ---------         ----------
     Net loss before
       Preferred Dividend                        (124,997)            (34,050)

          Preferred dividend                      (13,689)            (15,912)
                                                -----------        -----------
     Net Loss
                                                 (138,686)            (49,962)


     Loss per share
       common stock                               $(0.04)              $(0.02)

     Weighted average
          number of common
          shares outstanding                   3,083,159             2,412,278


                                See Accompanying Notes

                             CORNICHE GROUP INCORPORATED
                               Statement of Cash Flows
                                     (Unaudited)

                                                                 ------  3 Months Ended  ------
                                                                 June 30,              June 30,
                                                                 1997                   1996
     Cash Flows from Operations:

          Net Loss from Continuing Operations                $(138,686)                $(49,962)

     Adjustments to reconcile net loss
          from continuing operations
          to net cash used in operating
          activities:

            Depreciation                                           97                        97

     Changes in  Assets and Liabilities:

          (Inc)/Dec  in  Notes Receivable                           0                    35,000
          (Inc)/Dec  in  Other Receivables                         50                    10,000
          (Inc)/Dec  in  Prepaid Expenses                        (137)                        0
          Inc/(Dec)  in  Accounts Payable                      (4,355)                  (16,938)
          Inc/(Dec)  in Accrued Liabilities                   (93,397)                    6,274
          Increase in Dividends Payable                        13,689                    15,912
                                                          -------------                 ---------
     Net Cash Used in Continuing Operations                  (222,739)                      383
                                                         --------------                 ---------

     Cash Flows from Financing Activities:

          Net proceeds from issuance of
            common stock for cash                            873,000                          0

          Payment of notes payable                          (450,000)                         0

          Additional borrowings                               50,000                          0
                                                          -------------                 -----------
     Net Cash Provided by Financing Activities               473,000                          0
                                                          -------------                 -----------
     Net Increase in Cash                                    250,261                        383

     Cash at Beginning of Period                              13,167                         66
                                                          ------------                  -----------
     Cash at End of Period                                  $263,428                       $449
                                                          ===========                   ===========

                                      See accompanying notes.

                                     CORNICHE GROUP INCORPORATED
                               NOTES TO UNAUDITED FINANCIAL STATEMENTS



Note  1     The Company

     Corniche Group Incorporated (hereinafter referred to as the "Company" or "CGI") as a result of a reverse acquisition with Corniche Distribution Limited and its Subsidiaries ("Corniche"), was engaged in the retail sale and wholesale distribution of stationery products and related office products, including office furniture, in the United Kingdom. The operating subsidiaries of Corniche were Chessbourne International Limited ("Chessbourne") and The Stationery Company Limited ("TSCL").

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

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and the results of operations and cash flows for the three months ended June 30, 1997 and 1996. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

     The March 31, 1997 balance sheet has been derived from the audited financial statements at that date included in the Company's annual report on Form 10-K. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K.

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

     The Company was in Default on a Note Payable dated January 12, 12995 in the principal sum of $17,000. In March 1997 the Company entered into a settlement agreement with the note holder pursuant to which the note holder accepted $5,000 in full satisfaction of all remaining sums due including accrued interest, payment of which was made in April 1997.

     During the period July 1996 through December 1996, the Company engaged in a private offering of securities pursuant to Rule 506 Regulation D of the Securities Act of 1933, as amended. The offering of up to $300,000 was conducted on a "best efforts" basis through Robert M. Cohen & Co., Inc. ("RMCC"), a New York based broker-dealer and was offered and sold in the form of $25,000 units. Each unit consisted of one $25,000 face amount 90-day, 8% promissory note and one redeemable common stock purchase warrant to purchase 60,000 shares of the Company's common stock at price of $0.50 per share during a period of three years from issuance. The offering was terminated in December 1996 upon the sale of 4 units resulting in $100,000 in gross proceeds. In connection with such offering, RMCC was paid sales commissions equal to 10% of the aggregate purchase price of the units sold resulting in aggregate sales commissions of $10,000.


     During the period January 1997 through April 30, 1997, the Company engaged in a private offering of securities pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. The offering consisted of up to 19 units being sold at an offering price of $25,000 per unit. Each unit consisted of one $25,000 face-amount 90-day, 8% promissory note and one redeemable common stock purchase warrant to purchase 60,000 shares of the Company's common stock at price of $0.50 per share during a period three year from issuance. The offering of up to $475,000 was conducted on "best efforts" basis through RMCC. Part of the proceeds were used to pay the promissory notes and redeem the common stock purchase warrants issued in the prior offering. In connection with such offering, RMCC was paid sales commissions equal to 10% of the purchase price for each unit sold or $2,500 per unit.
RMCC sold 17 units. The notes issued in this offering were paid and the common stock purchase warrants issued in this offering were redeemed during the quarter ended June 30, 1997.

                             CORNICHE GROUP INCORPORATED
                        NOTES TO UNAUDITED FINANCIAL STATEMENTS


Note 6     Commitments and Contingencies

     Legal Proceedings

     In the opinion of management there are no lawsuits or claims pending against the Company.

                           CORNICHE GROUP INCORPORATED
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


Note 7     Stockholders Equity

     Effective October 1, 1995 the Company declared a one-for-ten reverse stock split and all numbers of shares and share values stated herein reflect such reverse split unless otherwise noted.

     Equity Offering

     On May 15, 1997, the Company commenced a private securities offering pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. The offering consists of up to 400 units, each unit consisting of 10,000 shares of common stock being offered at a price of $5,000 per unit. RMCC is the placement agent for such offering and is entitled to receive a sales commission equal to 10% of the offering price for each unit sold. The first 50 units were offered on a "best efforts, all or none" basis. The remaining 350 units are being offered on a "best-efforts" basis. Through June 30, 1997, 194 units were sold resulting in gross proceeds to the Company of $970,000. The proceeds of such offering are intended to be utilized to enable the Company to attempt to effect the acquisition of an operating business entity, for working capital and to pay off the promissory notes and to redeem the common stock purchase warrants issued in the Company's private securities offering which was completed on April 30, 1997. The proceeds raised to date have been utilized for working capital and to pay off the above described notes and redeem the above described common stock purchase warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     The following discussion should be read in conjunction with the Unaudited Financial Statements and notes thereto.


     Results of Operations

     The Company has not engaged in any operating activities nor generated any operating revenues since February 1996 when its then operating subsidiaries were placed in receivership in the UK.


     During the period March 1996 through the date hereof, the Company's primary activities have been to engage in three private securities offerings, one of which is still ongoing, and to settle and pay off certain of its outstanding liabilities thereby making it a more desirable acquisition candidate.

     The Company recorded losses in the three months ended June 30, 1997 of $120,816 before interest expense and preferred stock dividends accrual ($32,250 in 1996). Such losses arose from general and administrative expenses which principally comprise professional fees, travel expenses and general offices costs. Compared to the three months ended June 30, 1996 such costs were $88,566 higher. The increase is primarily due to the cost of redeeming common stock purchase warrants ($76,500) and higher year on year professional fees and general corporate costs.

Liquidity and Capital Resources

     During the three months ended June 30, 1997 the Company relied on the net proceeds of its securities offering which was completed on April 30, 1997
(see Note 5 of the Company's unaudited financial statements included in Part I
- Item I) and the securities offering described below and in Note 7 of the Company's unaudited financial statements included in Part I - Item 1 hereof to meet its cash needs.

     On May 15, 1997 the Company commenced a private securities offering. The proceeds raised in such offering have been used as working capital and to pay off the promissory notes, and redeem the common stock purchase warrants issued in the private securities offering which was completed April 30, 1997. Additional proceeds raised in such offering are intended to be utilized for working capital and to enable the Company to attempt to effect the acquisition of an operating business entity. The Company does not expect to generate any operating revenues until, at the earliest, the consummation of an acquisition. No assurance can be given however, that the Company will successfully consummate a business acquisition or that if consummated that the Company will derive any material revenues or profits therefrom.

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


Date:  July 10, 1997