Form 10-Q/A
period 1997-06-30
CORNICHE GROUP INC /DE
filed 1997-07-21
CIK 320017

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                          ________________________

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

     Indicate by check X whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes       X          No
                                             ________           __________

                     4,572,743 shares, $.10 par value
       (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                                  ________________________

                                     Page 1 of 3 pages

                                CORNICHE GROUP INCORPORATED
                                      Balance Sheet

                                         ASSETS

                                                        June 30,     March 31,
                                                          1997         1997
                                                     (unaudited)     (audited)
     Current assets:

          Cash                                          $263,428       $13,167
          Other receivables and prepaid expenses           1,087         1,000
                                                       ----------     ---------
             Total current assets                        264,515        14,167

     Other assets:

          Property and equipment, net                        650           747
                                                        ----------     --------
             Total assets                               $265,165       $14,914
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

     Current liabilities:

          Notes payable                                      $0       $400,000
          Trade accounts payable                            574          4,929
          Dividends payable - preferred stock           162,086        148,397
          Accrued liabilities                            19,900        113,297
                                                    ------------     ----------
             Total current liabilities                  182,560        666,623
                                                    ------------     ----------
     Stockholders' (deficiency) equity:

     Stockholders' (deficiency) equity
          Preferred Stock, $.01 par value,
            authorized 5,000,000 shares
            including 1,000,000 shares of
            Series A 7% cumulative convertible
            preferred stock, issued and outstanding
            896,967 shares of Series A preferred stock
            at June 30, 1997 (909,267 shares of Series
            A preferred stock at March 31, 1997)       896,967         909,267
     Common stock, $0.10 par value,
            authorized - 30,000,000 shares, issued
            4,572,743 shares at June 30, 1997
            (2,630,378 shares at March 31, 1997)       457,274         263,037

     Additional paid-in capital                      1,521,149         830,086
     (Accumulated deficit) retained earnings        (2,588,075)     (2,449,398)
                                                   -------------   -----------
                                                       287,315     (   446,999)
     Treasury stock-at cost, 218,100 shares         (  204,710)    (   204,710)
                                                   -------------   ------------
     Total stockholders' (deficiency) equity            82,605     (   651,709)
                                                   -------------   ------------
     Total liabilities and stockholders'
          (deficiency) equity                         $265,165         $14,914
                                                     ==========      ==========

                              See accompanying notes

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

Date:   July 18, 1997