Form 10-K/A
period 1997-03-31
CORNICHE GROUP INC /DE
filed 1997-08-28
CIK 320017

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                ____________________

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X          No
                                                       ______          _____

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___________

                               [Cover page 1 of 2]
                               [Page 1 of 4 pages]

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


                     DOCUMENTS INCORPORATED BY REFERENCE


               Annual Reports on Forms 10-K of Registrant for the years ended March 31, 1996, March 25, 1995 and September 30, 1994

                       Proxy Statement of Registrant ---
              September 28, 1995 Annual Meeting of Stockholders





































                        [Cover Page 2 of 2 pages]

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information concerning the beneficial ownership of Registrant's common stock, as of June 25, 1997, by (i) each person known by the Registrant to be the beneficial owner of more than 5% of Registrant's outstanding common stock, (ii) each person who was a director or a nominee to become a director of Registrant, (iii) each person who was an executive officer of Registrant, and (iv) all persons who were directors and officers of Registrant, as a group, and the percentage of Registrant's outstanding stock represented by such beneficial ownership.

       Name and Address        Amount and Nature of
      of Beneficial Owner      Beneficial Ownership     Percent of Class

     Bruce H. Paul                    400,000                 9.43%
     1 Hampton Road
     Purchase, NY 10577

     James J. Fyfe                    -0- (1)                  -0-
     145 Route 46 West
     Wayne, NJ 07470

     All directors and                -0- (1)                  -0-
       officer as a group
         (1 person)

___________________

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

     SIGNATURES                         TITLE                       DATE

Principal Executive Officer:

/s/ James J. Fyfe                  Vice President              August 28, 1997
JAMES J. FYFE

Principal Financial and
 Accounting Officer:

/s/ James J. Fyfe                  Vice President              August 28, 1997
JAMES J. FYFE

A Majority of the board of directors:

/s/ James J. Fyfe                                              August 28, 1997
JAMES J. FYFE