Form 10-Q
period 1997-09-30
CORNICHE GROUP INC /DE
filed 1997-10-31
CIK 320017

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ---------------------

                                 FORM 10-Q

  (Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

     Indicate by check X whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X       No
                                         ---------     ---------

                       6,104,643 shares, $.10 par value
 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)



                             Page 1 of 11 pages

                         CORNICHE GROUP INCORPORATED


                           ------------------------


                             TABLE OF CONTENTS



                                                                          Page
Part I - Financial Information

     Item 1.  Financial Statement (Unaudited)

          Balance Sheet at September 30, 1997
          and March 31, 1997 . . . . . . . . . . . . . . . . . . . . .       3

          Statement of Operations for the
          three and six months ended
          September 30, 1997 and
          September 30, 1996 . . . . . . . . . . . . . . . . . . . . .       4

          Statement of Cash Flows for the six
          months ended September 30, 1997 and
          September 30, 1996 . . . . . . . . . . . . . . . . . . . . .       5

          Notes to Unaudited Financial Statements . . . . . . . . . . .      6

     Item 2.     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations . . . .     9

Part II - Other Information

          Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . .   11

                               _____________________


     The financial statements are unaudited. However, the management of the registrant believes that all necessary adjustments (which include only normal recurring accruals) have been reflected to present fairly the financial position of the registrant at March 31, 1997 and September 30, 1997, the results of its operations for the three and six months ended September 30, 1997 and 1996 and the changes in its cash flows for the six months ended September 30, 1997 and 1996.

                            CORNICHE GROUP INCORPORATED
                                  Balance Sheet

                                    ASSETS

                                                   September 30,     March 31,
                                                       1997            1997
                                                    (unaudited)     (audited)
Current assets:

  Cash                                               $1,046,271        $13,167
  Other Receivables and prepaid expenses                     96          1,000
                                                ---------------     ------------
    Total current assets                              1,046,367         14,167

Other assets:

  Property and equipment, net                               553            747
                                                    ------------    ------------
    Total assets                                     $1,046,920        $14,914
                                                   =============    ============

               LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

Current liabilities:

  Notes Payable                                     $         0       $400,000
  Trade accounts payable                                  7,053          4,929
  Dividends payable - preferred stock                   177,783        148,397
  Accrued liabilities                                    19,600        113,297
                                                   ------------     -----------
    Total current liabilities                           204,436        666,623
                                                   ------------     -----------
Stockholders' (deficiency) equity:

  Preferred Stock, $.01 par value,
    authorized 5,000,000 shares
    including 1,000,000 shares of Series A
    7% cumulative convertible preferred
    stock, issued and outstanding
    896,967 shares of Series A
    preferred stock at September 30, 1997
    (909,267 shares of Series A preferred
    stock at March 31, 1997)                           896,967         909,267
  Common stock, $0.10 par value,
    authorized - 30,000,000 shares,
    issued 6,322,743 shares at September
    30, 1997 (2,630,378 shares at March 31, 1997)      632,274         263,037
Additional paid-in capital                           2,133,649         830,086
Accumulated deficit                                 (2,615,696)     (2,449,398)
                                                ---------------     ------------
                                                     1,047,194      (  446,999)
Treasury stock-at cost, 218,100
  shares.                                         (    204,710)     (  204,710)
                                               ----------------     ------------
Total stockholders' (deficiency) equity                842,484      (  651,709)
                                              ----------------     -------------
Total liabilities and stockholders'
          (deficiency) equity                      $1,046,920           $14,914
                                              ================     =============

                                  See accompanying notes

                                CORNICHE GROUP INCORPORATED
                                 Statement of Operations
                                      (UNAUDITED)

                                - -  3  Months Ended  - -          - - 6 Months Ended  - -
                                Sept 30,          Sept 30,         Sept 30,       Sept 30,
                                 1997              1996             1997           1996


Net sales                            $0                $0               $0              $0

  Cost of sales                       0                 0                0               0
                                      -                 -                -               -
Gross profit                          0                 0                0               0
                                      -                 -                -               -

  General & administrative
    expenses                    (16,233)          (35,610)        (137,049)        (67,860)
                               ----------       -----------       ----------      ----------
Operating loss                  (16,233)          (35,610)        (137,049)        (67,860)

  Interest (net)                  4,309           ( 2,300)             128         ( 4,100)
                               ---------        ----------        ---------       ----------
Net loss before
  Preferred Dividend            (11,924)          (37,910)        (136,921)        (71,960)

  Preferred dividend            (15,697)          (15,912)         (29,386)        (31,824)
                               ----------       -----------      -----------     -----------
Net loss                      $ (27,621)        $ (53,822)      $ (166,307)     $ (103,784)
                              ===========       ===========     ============     ===========


Loss per share of
  common stock                   $(0.01)          $(0.02)           $(0.04)         $(0.04)


Weighted average
  number of common
  shares outstanding          5,295,622        2,412,278         4,195,436       2,412,278



                                       See Accompanying Notes

                                   CORNICHE GROUP INCORPORATED
                                     Statement of Cash Flows
                                          (Unaudited)

                                               ------   6 Months Ended   -----
                                               Sept 30,               Sept 30,
                                                1997                   1996
Cash Flows from Operations:

  Net loss                                   $(166,307)             $(103,784)

Adjustments to reconcile net loss
 to net cash used in operating
 activities:

  Depreciation                                     194                    194

Changes in  Assets and Liabilities:

  (Inc)/Dec in notes receivable                      0                125,000
  (Inc)/Dec in other receivables                 1,000                 10,000
  (Inc)/Dec in prepaid expenses                (    96)                     0
  Inc/(Dec) in accounts payable                  2,124                (98,276)
  Inc/(Dec) in accrued liabilities            ( 93,697)               (39,626)
  Increase in dividends payable                 29,386                 31,824
                                            -----------           ------------
Net Cash Used in Continuing Operations        (227,396)               (74,668)
                                            -----------           ------------


Cash Flows from Financing Activities:
  Net proceeds from issuance of
   common stock for cash                     1,660,500                      0

  Payment on notes payable                 (   450,000)                     0

  Additional borrowings                         50,000                 75,000

                                           -------------         -------------
Net Cash Provided by Financing Activities    1,260,500                 75,000
                                           -------------         -------------


Net Increase in Cash                         1,033,104                    332

Cash at Beginning of Period                     13,167                     66
                                           ---------------     ---------------
Cash at End of Period                      $ 1,046,271                   $398
                                           ===============     ===============

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

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, the results of operations for the three and six months ended September 30, 1997 and 1996 and the changes in cash flows for the six months ended September 30, 1997 and 1996. The results of operations for the six months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

                          CORNICHE GROUP INCORPORATED
                   NOTES TO UNAUDITED FINANCIAL STATEMENTS



Note 5     Notes Payable

     The Company was in default on a Note Payable dated January 12, 1995 in the principle sum of $17,000. In March 1997 the Company entered into a settlement agreement with the note holder pursuant to which the note holder accepted $5,000 in full satisfaction of all remaining sums due including accrued interest, payment of which was made in April 1997.

     During the period July 1996 through December 1996, the Company engaged in a private offering of securities pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. The offering of up to $300,000 was conducted on a "best efforts" basis through Robert M. Cohen & Co., Inc. ("RMCC"), a New York based broker-dealer and was offered and sold in the form of $25,000 units. Each unit consisted on one $25,000 face amount 90-day, 8% promissory note and one redeemable common stock purchase warrant to purchase 60,000 shares of the Company's common stock at price of $0.50 per share during a period of three years from issuance. The offering was terminated in December 1996 upon the sale of 4 units resulting in $100,000 in gross proceeds. In connection with such offering, RMCC was paid sales commissions equal to 10% of the aggregate purchase price of the units sold resulting in aggregate sales commissions of $10,000.

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

     Equity Offering

     On May 15, 1997, the Company commenced a private securities offering pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. The offering consisted of up to 400 units, each unit consisting of 10,000 shares of common stock being offered at a price of $5,000 per unit. RMCC was the placement agent for such offering and received or will receive a sales commission equal to 10% of the offering price for each unit sold. The first 50 units were offered on a "best efforts, all or none" basis. The remaining 350 units were offered on a "best efforts" basis. The offering closed on September 30, 1997 upon the sale of 369 units resulting in gross proceeds to the Company of $970,000. The proceeds of such offering are intended to be utilized to enable the Company to attempt to effect the acquisition of an operating business entity, for working capital and to pay off the promissory notes and to redeem the common stock purchase warrants issued in the Company's private securities offering which was completed on April 30, 1997. The proceeds raised have, to date, been utilized for working capital and to pay off the above described notes and redeem the above described common stock purchase warrants.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Unaudited Financial Statements and notes thereto.

     Results of Operations

     This Company has not engaged in any operating activities nor generated any operating revenues since February 1996 when its then operating subsidiaries were placed in receivership in the UK.

     During the period March 1996 through the date hereof, the Company's primary activities have been to engage in three private securities offerings and to settle and pay off certain of its outstanding liabilities thereby making it a more desirably acquisition candidate.

     The Company recorded losses in the three and six months ended September 30, 1997 of $16,233 and $137,049 respectively, before interest and preferred stock dividend accrual. Such losses arose from general and administrative expenses, which principally comprise professional fees, travel expenses and general office costs.
Compared to the corresponding period in 1996 such costs were $19,377 lower in the three months ended September 30, 1997 and $69,189 higher in the six months then ended. The year on year reductions in the three month period were primarily in the area of professional fees and general corporate costs. The year on year increase in the six months ended September 30, 1997 is due to the cost of redeeming common stock purchase warrants ($76,500) only being partially offset by expense decreases in the areas of professional fees and general corporate costs.

Liquidity and Capital Resources

     During the six months ended September 30, 1997 the Company relied on the net proceeds of its securities offering which was completed on April 30, 1997 (see Note 5 of the Company's unaudited financial statements included in Part I
- Item 1) and the securities offering described below and in Note 7 of the Company's unaudited financial statements included in Part I - Item 1 hereof to meet its cash needs.

     On May 15, 1997 the Company commenced a private securities offering which was completed on September 30, 1997. The proceeds raised in such offering have been used as working capital and to pay off the promissory notes, and redeem the common stock purchase warrants issued in the private securities offering which was completed on April 30, 1997. Additional proceeds raised in such offering are intended to be utilized for working capital and to enable the Company to attempt to effect the acquisition of an operating business entity. The Company does not expect to generate any operating revenues until, at the earliest, the consummation of an acquisition. No assurance can be given however, that the Company will successfully consummate a business acquisition or that if consummated that the Company will derive any material revenues or profits therefrom.

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


Date:  October 28, 1997