Form 10-Q
period 1997-12-31
CORNICHE GROUP INC /DE
filed 1998-02-13
CIK 320017

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________

                         Commission file number: 0-10909

                           CORNICHE GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)

       Delaware                                                22-2343568
 (State or other jurisdiction of                           (I.R.S. employer
  incorporation or organization)                           identification No.)

    272 Rte 206, Bldg # B1.1                                      07836
       Flanders, NJ 07836                                      (Zip code)
(Address of principal executive offices)

Registrant's telephone number, including area code 973-927-7155

                                 Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check X whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

             6,105,231 shares, $.10 par value as of February 1, 1998

   (Indicate  the number     of    shares outstanding   of  each  of  the
               issuer's classes of common stock, as of the latest
                                practicable date)
                             -----------------------


                               Page 1 of 11 pages

                           CORNICHE GROUP INCORPORATED

                             -----------------------

                                TABLE OF CONTENTS


Part I - Financial Information                                      Page

         Item 1.  Financial Statements (Unaudited)

              Balance Sheet at December 31, 1997
              and March 31, 1997....................................  3

              Statement of Operations for the
              three and nine months ended
              December 31, 1997 and
              December 31, 1996.....................................  4

              Statement of Cash Flows for the nine
              months ended December 31, 1997 and
              December 31, 1996.....................................  5

              Notes to Unaudited Financial Statements...............  6

         Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations......................................  10

Item II.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K.................   11

                               -------------------

         The financial statements are unaudited. However, the management of the registrant believes that all necessary adjustments (which include only normal recurring accruals) have been reflected to present fairly the financial position of the registrant at March 31, 1997 and December 31, 1997, the results of its operations for the three and nine months ended December 31, 1997 and 1996 and the changes in its cash flows for the nine months ended December 31, 1997 and 1996.


                           CORNICHE GROUP INCORPORATED
                                  Balance Sheet

                                     ASSETS

                                                                December 31,                     March 31,
                                                                    1997                            1997
                                                                 (unaudited)                     (audited)

Current assets:

Cash                                                              $1,020,941                    $   13,167
Other receivables and prepaid expenses                                 2,231                         1,000
                                                                ------------                    ----------

         Total current assets                                      1,023,172                        14,167

Other assets:

Property and equipment, net                                              456                           747
                                                              --------------                      --------

         Total assets                                             $1,023,628                       $14,914
                                                                   =========                        ======

                LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

Current liabilities:

Notes Payable                                                  $             0                  $  400,000
Trade accounts payable                                                     554                       4,929
Dividends payable - preferred stock                                    193,480                     148,397
Accrued liabilities                                                     27,950                     113,297
                                                                     ---------                     -------

         Total current liabilities                                     221,984                     666,623
                                                                      --------                     -------

Stockholders' (deficiency) equity:

Preferred  Stock,  $0.01  par  value,
 authorized  5,000,000  shares  including
  1,000,000 shares of Series A 7% cumulative
  convertible preferred stock, issued
  and  outstanding  896,967  shares of Series A
  preferred  stock at December 31, 1997
  (909,267 shares of Series A preferred
  stock at March 31, 1997)                                             896,967                     909,267
Common stock, $0.10 par value,
  authorized - 30,000,000 shares,
  issued 6,322,743 shares at December 31,
  1997 (2,630,378 shares at March 31, 1997)                            632,274                     263,037
Additional paid-in capital                                           2,133,649                     830,086
Accumulated deficit                                                 (2,656,536)                 (2,449,389)
                                                                    -----------                 -----------
                                                                     1,006,354                 (   446,999)

Treasury stock-at cost, 218,100 shares                              (  204,710)                (   204,710)
                                                                    -----------                ------------

         Total stockholders' (deficiency) equity                       801,644                    (651,709)
                                                                    ----------                 ------------

Total liabilities and stockholders'
  (deficiency) equity                                               $1,023,628                $     14,914
                                                                     =========                 ===========

                             See accompanying notes



                           CORNICHE GROUP INCORPORATED


                             Statement of Operations

                                   (UNAUDITED)

                                                        -- 3 Months Ended--               -- 9 Months Ended --

                                                     Dec. 31          Dec. 31           Dec 31,           Dec 31
                                                      1997              1996             1997              1996
Net Sales                                                 $0               $0                $0                 $0

  Cost of Sales                                            0                0                 0                  0

Gross Profit                                               0                0                 0                  0

  General & administrative expenses                  (31,268)         (44,803)         (168,317)          (112,663)
                                                     --------         --------         ---------          ---------

Operating Loss                                       (31,268)         (44,803)         (168,317)          (112,663)

  Interest (net)                                       6,125         (  3,416)            6,253             (7,516)
                                                       -----         ---------            -----             -------

Net Loss before
  Preferred Dividend                                 (25,143)         (48,219)         (162,064)          (120,719)

  Preferred dividend                                 (15,697)         (15,912)          (45,083)           (47,736)
                                                     --------         --------          --------           --------

Net Loss                                            $(40,840)        $(64,131)        $(207,147)         $(167,915)
                                                    =========        =========        ==========         ==========


Loss per share of
   common stock                                       $(0.01)         $(0.03)            $(0.04)          $(0.07)


Weighted average
  number of common
  shares of outstanding                            6,104,643        2,412,278         4,833,849          2,412,278








                             See accompanying notes


                           CORNICHE GROUP INCORPORATED

                             Statement of Cash Flows

                                   (Unaudited)

                                                                   -------- 9 Months Ended -------
                                                                     Dec 31,              Dec 31,
                                                                       1997                 1996



Cash Flows from Operations:

  Net loss                                                           $(207,147)          $(167,915)

Adjustments to reconcile net loss
  to net cash used in operating
  activities:

     Depreciation                                                          291                 291

Changes in Assets and Liabilities:

  (Inc)/(Dec) in notes receivables                                           0             125,000
  (Inc)/(Dec) in other receivables                                       1,000              10,000
  (Inc)/Dec in prepaid expenses                                         (2,231)                  0
  Inc/(Dec) in accounts payable                                         (4,375)            (98,213)
  Inc/(Dec) in accrued liabilities                                     (85,347)             (6,910)
  Increase in dividends payable                                         45,083              47,736

                                                                      --------            --------
Net Cash Used in Continuing Operations                                (252,726)            (90,011)
                                                                      ---------            --------


Cash Flows from Financing Activities:

  Net proceeds from issuance of
     common stock for cash                                           1,660,500                   0

  Payment of notes payable                                             (450,00)                  0

  Additional borrowings                                                 50,000             100,000
                                                                    ----------             -------

Net Cash Provided by Financing Activities                            1,260,500             100,000
                                                                     ---------             -------

Net Increase in Cash                                                 1,007,774               9,989

Cash at Beginning of Period                                             13,167                  66
                                                                   -----------           ---------

Cash at End of Period                                               $1,020,941             $10,055
                                                                     =========              ======


                             See accompanying notes

                           CORNICHE GROUP INCORPORATED

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                           CORNICHE GROUP INCORPORATED
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


Note 1 The Company

     Corniche Group Incorporated (hereinafter referred to as the "Company" or "CGI") as a result of a reverse acquisition with Corniche Distribution Limited and its Subsidiaries ("Corniche"), was engaged in the retail sale and wholesale distribution of stationery products and related office products, including office furniture, in the United Kingdom. The operating subsidairies of Corniche were Chessbourne International Limited (`Chessbourne") and The Stationery Company Limited ("TSCL").

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

Note 2   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 1997, the results of operations for the three and nine months ended December 31, 1997 and 1996 and the changes in cash flows for the nine months ended December 31, 1997 and 1996. The results of operations for the nine months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

     The March 31, 1997 balance sheet has been derived from the audited financial statements at that date included in the Company's annual report on Form 10-K. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's ability to continue as a going concern may depend on its ability to obtain outside financing sufficient to support its attempts to either identify and complete a suitable acquisition or acquisitions or to commence new business operations. There can be no assurance given that the Company will obtain such short-term or long-term outside financing or complete either the acquisition of, or the entry into, new business operations.


Note 2 Basis of Presentation (continued)

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

Note 7  Stockholders Equity

     Effective October 1, 1995 the Company declared a one-for-ten reverse stock split. All numbers of shares and share values stated herein reflect such reverse split unless otherwise noted.

     Equity Offering

     On May 15, 1997, the Company commenced a private securities offering pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. The offering consisted of up to 400 units, each unit consisting of 10,000 shares of common stock being offered at a price of $5,000 per unit. RMCC was the placement agent for such offering and received a sales commission equal to 10% of the offering price for each unit sold. The first 50 units were offered on a "best efforts, all or none" basis. The remaining 350 units were offered on a "best efforts" basis. The offering closed on September 30, 1997 upon the sale of 369 units resulting in gross proceeds to the Company of $1,845,000. The proceeds of such offering are intended to be utilized to enable the Company to attempt to effect the acquisition of an operating business entity for commence new business operations, for working capital and to pay off the promissory notes and to redeem the common stock purchase warrants issued in the Company's private securities

Note 7 Stockholders Equity (continued)

     Equity Offering (continued)

offering which was completed on April 30, 1997. The proceeds raised have, to date, been utilized for working capital and to pay off the above described notes and redeem the above described common stock purchase warrants.

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

     The Company recorded losses in the three and nine months ended December 31, 1997 of $31,268 and $168,317 respectively, before interest and preferred stock dividend accrual. Such losses arose from general and administrative expenses, which principally comprise professional fees, travel expenses and general office costs. Compared to the corresponding period in 1996 such costs were $13,535 lower in the three months ended December 31, 1997 and $55,654 higher in the nine months then ended. The year on year reductions in three three month period were primarily in the area of professional fees and general corporate costs. The year on year increase in the nine months ended December 31, 1997 is due to the cost of redeeming common stock purchase warrants ($76,500) only being partially offset by expense decreases in the areas of professional fees and general corporate costs.

     Liquidity and Capital Resources

     During the nine months ended December 31, 1997 the Company relied on the net proceeds of its securities offering which was completed on April 30, 1997 (see Note 5 of the Company's unaudited financial statements included in Part I-
Item 1) and the securities offering described below and in Note 7 of the Company's unaudited financial statements included in Part I - Item 1 hereof to meet its cash needs.

     On May 15, 1997 the Company commenced a private securities offering which was completed on September 30, 1997. The proceeds raised in such offering have been used as working capital and to pay off the promissory notes, and redeem the common stock purchase warrants issued in the private securities offering which was completed on April 30, 1997. Additional proceeds raised in such offering are intended to be utilized for working capital and to enable the Company to attempt to effect the acquisition of an operating business entity or commence new business operations. The Company does not expect to generate any operating revenues until, at the earliest, the consummation of an acquisition or commencement of new business operations. No assurance can be given however, that the Company will successfully consummate a business acquisition or commence new business operations or, if consummated, that the Company will derive any material revenues or profits therefrom.

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

                                    CORNICHE GROUP INCORPORATED
                                        (Registrant)


                                     By      /s/ James J. Fyfe
                                           -------------------------------------
                                           JAMES J. FYFE, Vice President and
                                           Principal Financial Officer

Date:  February 13, 1998