Form 10-Q/A
period 1997-12-31
CORNICHE GROUP INC /DE
filed 1998-03-03
CIK 320017

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ____________________________
                                   FORM 10-Q/A
                                 Amendment No. 1

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

     Indicate by check X whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

             6,105,231 shares, $.10 par value as of February 1, 1998 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)
                             _______________________

                                     PART II

                                OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K.

              (a) Exhibits filed herewith:

                         None

              (b) Forms 8-K filed during quarter:

                  A Form 8-K was filed on December 11, 1997, to disclose, under
                  Item 5 of Form 8-K, the change of the Registrant's address.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CORNICHE GROUP INCORPORATED
                                          (Registrant)


                                          By  /s/ James J. Fyfe
                                              ----------------------------------
                                              JAMES J. FYFE, Vice President and
                                              Principal Financial Officer

Date:  February 19, 1998