Form 10-K
period 1998-03-31
CORNICHE GROUP INC /DE
filed 1998-07-14
CIK 320017

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-K
        (Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 [NO FEE REQUIRED]

                    For the fiscal year ended March 31, 1998

                                       OR

    [ ] TRANSITION REPORT  PURSUANT TO  SECTION  13  OR  15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from ________________ to ________________

                         Commission file number: 0-10909

                           CORNICHE GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)

           Delaware                                          22-2343568
 (State or other jurisdiction of                          (I.R.S. employer
  incorporation or organization)                           Identification No.)

       610 South Industrial Boulevard
       Suite 220
       Euless, Texas                                              76040
       (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (817) 358-1121

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (title of class)

          Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ___X____ No _________.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                  ___________

                         $12,604,462 as of June 1, 1998
                   (Aggregate market value of the voting stock
                      held by non-affiliates of registrant)

                      6,355,231 shares, $.001 par value, as
                 of June 1, 1998 (Indicate the number of shares
                     outstanding of each of the registrant's
           classes of common stock, as of the latest practicable date)

                                     PART I

ITEM 1.       BUSINESS

New Business Operations

          At the 1998 Annual Meeting of Stockholders held on May 18, 1998 (the "Annual Meeting"), stockholders of Corniche Group Incorporated (the "Corporation" or the "Registrant") approved, among other things, a transaction (the "Transaction") whereby 825,000 shares of Series B Convertible Redeemable Preferred Stock, a newly created series of preferred stock with each share having ten votes per share, were issued to certain individuals, including Joel San Antonio, for the aggregate cash consideration of $76,500. As a result of the Transaction, Mr. San Antonio obtained control of the Corporation. The Corporation's initial goal will be to complete the development of a comprehensive strategic and operational business plan for the Corporation and to secure the services of a quality management team to assist Robert H. Hutchins, the newly elected President of the Corporation, in implementing the business plan.

          The Corporation plans to enter into insurance and/or insurance-related businesses. The thrust of the Corporation will be to optimize spread of risk and seek "niche" business opportunities that do not fit what is often referred to in the industry as "mainstream" business. The Corporation may also explore opportunities for "fronting" insurance for service contract business and other property and casualty insurance business, whereby all or a portion of the risk of such policies written by the Corporation would be ceded to a reinsurer. As part of any such strategy the Corporation anticipates that it will reinsure heavily on a "quote share" or "pro-rata" basis with other operators with whom proposed new management has achieved successful business relationships in the past. In "quote share" or "pro-rata" reinsurance, one or more reinsurers bears an agreed upon proportion of the specified risk, rather than a fixed dollar amount of risk or the excess above a fixed dollar amount of risk.

          In connection with the implementation of these strategies, it may become necessary for the Corporation to become licensed in one or more states in order to enable it to conduct operations or to acquire a company that maintains appropriate licenses. To further such goal, the Corporation recently has entered into a non-binding letter of intent to acquire all of the stock of an existing insurance company which has had limited operations and revenues for the past several years. The acquisition is subject to due diligence by the Corporation and subject to material conditions, including but not limited to the satisfaction of capital requirements of regulatory authorities. No assurances can be given that the Corporation will be able to obtain such licenses or to consummate any such acquisitions. The acquisition, if consummated, will represent the Corporation's entry into the United States insurance market.

          The Corporation presently anticipates that its marketing efforts in the property and casualty sectors of the insurance market will focus on operating on a conservative basis using both facultative and treaty reinsurance support to minimize its exposure. Facultative reinsurance generally involves a reinsurer agreeing to bear the risk of loss over a specified dollar amount for a specified risk. Treaty reinsurance generally involves a reinsurer agreeing to bear a portion of the risk associated with a specified category or "book" of business, and may be done on an excess or quote share basis. As part of this strategy, the Corporation may consider direct selling, brokerage and agency produced business and may evaluate potential opportunities to participate in the reinsurance sector of commercial property and casualty insurance on both a "quote share" and "excess" basis.

          The Corporation currently anticipates that business development and future market growth will be concentrated on "short tail" casualty business and package product lines, primarily focused in the retail/service industry marketplace. "Short tail" casualty business provides for coverage during the term of the policy or within a relatively short period, as distinguished from "long-tail" business, such as occurrence-based policies, in which the insurer is obligated to make payment, whether or not the policy has expired, as long as the insurable injury occurred during the term of the policy. Examples of "long tail" insurance include worker's compensation, medical malpractice and products liability insurance for products with long lives, such as automobiles and airplanes. The Corporation anticipates that it will seek short tail business because of the relatively greater availability of reinsurance and lower reinsurance costs, and the relatively greater certainty, predictability and ability to price policies and reinsurance policies associated with short tail business. An example of short-tail business on which the Corporation might concentrate is retail and wholesale products liability for consumer products that have limited useful lives. In addition the Company anticipates that it will provide package product lines, that is, insure service contracts for products that have a limited useful life on a claims made basis for a term of no greater than three years. If successfully developed, the customer base generated by these segments could become a source to seek out other property and casualty insurance business opportunities.

          As part of its overall business plan, the Corporation may pursue other and different business activities than those described above, but it has no current plans to do so.

          Since the annual meeting the Corporation has also entered into an investment advisory agreement with AIG Global Investment Corporation under which it will function as investment advisor and manager of all of the Corporation's investable assets. AIG Global provides investment management services to domestic insurance companies seeking to create an investment alternative to letters of credit that, at the same time, meet state statutory insurance requirements.

          The preceding description represents the Corporation's current plans for the Corporation, which are subject to change as business necessities require during the course of implementation. No assurances can be given that the Corporation will be successful in implementing his business plan as currently envisioned.

          The description of the Corporation's proposed new business operations and intended strategy after the Transaction are forward-looking statements under
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy or anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. Important factors that could contribute to such differences include changes in economic and market conditions, ability to successfully obtain licenses and/or consummate acquisitions, ability to raise capital and meet insurance regulatory requirements and regulatory changes in the insurance business, as well as the other factors described herein.

History

          Registrant was incorporated in Delaware on September 18, 1980 under the name Fidelity Medical Services, Inc. On July 28, 1983 Registrant changed its name to Fidelity Medical, Inc. From its inception through March 1995 Registrant was engaged in the development, design, assembly, marketing and sale of medical imaging products through its wholly-owned subsidiary, Fidelity Medical, Inc., a New Jersey corporation ("FMI"). On March 2, 1995 Registrant acquired Corniche Distribution Ltd. ("CDL"), a United Kingdom ("UK") corporation established in 1992. At such time, CDL was a holding company for two operating subsidiaries, Chessbourne International Ltd. ("Chessbourne"), a distributor/supplier of stationery products and office furniture, and The Stationery Company Limited ("TLCS"), a stationery retailer. The acquisition of CDL resulted in the former shareholders of CDL, Brian J. Baylis and Susan A.M. Crisp, owning a majority of the outstanding common shares of Registrant after the acquisition and was treated as a recapitalization of CDL with CDL being treated as the acquirer. Accordingly, Registrant changed its fiscal year to the last Saturday in March of each year in order to conform to the fiscal years of its UK operating subsidiaries and, unless otherwise indicated, the financial information and data hereafter contained in Registrant's financial reports relate to the operations of CDL alone for periods prior to March 2, 1995. At the time of the CDL acquisition, CDL owned 51% of the common stock of Chessbourne, the other 49% being owned by an unrelated entity, Ronatree Limited ("Ronatree"), a property investment company. In connection with the CDL acquisition, Registrant acquired the 49% interest of Ronatree in Chessbourne by issuing to Ronatree 25,000 shares of its common stock. At such time and in furtherance of the CDL acquisition, Registrant also issued 215,150 shares of its common stock to Chester Holdings, Ltd ("Chester"), a Colorado corporation, in order to induce Chester to agree to terminate a pre-existing agreement giving Chester the right to acquire CDL and to further induce Chester to forgive approximately $71,000 of net indebtedness owing to Chester by CDL and its subsidiaries.

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

          Following the sale of FMI, Registrant's business operations consisted of the retail stationery operations and brand marketing and stationery wholesale operations of TSCL and Chessbourne respectively. Registrant's operations were funded in large part from loans made by the Bank of Scotland, Registrant's primary lender, to each of CDL, TSCL and Chessbourne over a period of several years. In accordance with customary UK practice, the Bank of Scotland, when making such loans obtained security for these loans by means of mortgages over fixed assets ("Fixed Assets") and debentures over pools of assets which by their nature will change from time to time ("Floating Changes"). Registrant experienced large operating losses and net cash outflows from operating activities during fiscal 1996 resulting in severe liquidity problems. Registrant was unable to secure badly needed interim financing either in the form of additional loans or the conversion of bank debt to equity. Consequently, the Bank of Scotland had Chessbourne and TSCL placed into receivership in the UK on February 7, 1996 and had CDL placed into receivership in the UK on February 28, 1996. The receiverships resulted in the discontinuation of all of Registrant's business operations. Since such time, until the Transaction, the Registrant had been inactive.

Receivership Proceedings

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

          Under UK law, Registrant is not liable for the liabilities of CDL, TSCL and Chessbourne absent a guarantee or other enforceable promise by Registrant to pay such liabilities. Registrant gave no such guarantee or promise and as such has no liability for the payment thereof. Similarly, the appointment of an administrative receiver in respect of the assets of CDL. TSCL and Chessbourne has no effect on the assets of Registrant. Notwithstanding the foregoing, the receivers for CDL made certain claims against Registrant for sums allegedly owed to CDL by Registrant in connection with a contested share issue. To resolve such dispute, a Compromise Agreement dated March 4, 1996 between Registrant. CDL and the receivers for CDL was entered into which had the effect of releasing Registrant from any and all liability to CDL upon performance by Registrant of its obligations under that agreement In connection therewith Registrant issued a promissory note to the Bank of Scotland, the secured creditor of CDL, in the principal amount of 50,000 pounds sterling ((pound)50,000). On January 30, 1997, Registrant paid off the Note in full, including all interest accrued thereon through the date of payment and executed a Mutual Release with the Bank of Scotland.

          In connection with the receiverships, Brian J. Baylis and Susan A.M. Crisp, Registrant's then chief executive officer and chief financial officer, who collectively owned approximately 45% of Registrant's outstanding common stock entered into pledge agreements (the "Pledge Agreements") whereby they pledged their common shares of Registrant to the Bank of Scotland as collateral against the shortfall which was to be realized by the Bank of Scotland in the receivership proceedings. Most of the pledged shares were subsequently sold by the Bank of Scotland to twelve unrelated persons.

ITEM 2.  PROPERTIES

          As of August 1, 1998, the Registrant is leasing offices located at 610 South Industrial Boulevard, Euless, Texas. Such lease expires in July, 2001.

ITEM 3.  LEGAL PROCEEDINGS

          No material legal proceedings are pending to which Registrant or any of its property is subject, nor to the knowledge of Registrant are any such legal proceedings threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Registrant submitted no matters to a vote of its security holders during the fourth quarter of the fiscal year ended March 31, 1998.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Since October 11, 1995 Registrant's common stock has been listed for trading on the OTC Bulletin Board, under the symbol "CGII" from October 11, 1995 to April 20, 1998 and thereafter under the symbol "CNGI." The following table sets forth the range of high and low sales prices of Registrant's common stock for each full quarterly period within the two most recent fiscal years and the most recent quarter.

                                                               Sales Prices
                Fiscal 1997                                High             Low

                First Quarter                         $    .44         $    .19
                Second Quarter                             .38              .19
                Third Quarter                              .38              .06
                Fourth Quarter                             .44              .19


                Fiscal 1998                                High             Low

                First Quarter                            $  1.06            $.31
                Second Quarter                              1.00             .63
                Third Quarter                                .88             .69
                Fourth Quarter                              2.44             .69

                                                                Bid Prices
                Fiscal 1999                                High             Low

                First Quarter                            $ 2.38           $ 1.16


          At June 1, 1998, there were approximately 1,187 record holders of Registrant's common stock. Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefor. Registrant has not paid any cash dividends on its common stock and, for the foreseeable future, intends to retain earnings, if any, to finance the operations, development, and expansion of its business. Future dividend policy is subject to the discretion of Registrant's Board of Directors.

Securities Offerings

          In addition to the Series B Preferred Stock sold in connection with the Transaction, during the fiscal year ended March 31, 1998, Registrant conducted a private placement of securities pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, which was completed in September, 1997. The purpose of such placement was, in part, to provide Registrant with the ability to settle and pay off certain of its outstanding liabilities. Such placement of 3,690,000 shares of common stock for a total of $1,845,000 was conducted on a "best-efforts" basis through Robert M. Cohen & Co., Inc., a New York based broker dealer ("RMCC"). In connection with the placement, Registrant paid RMCC a sales commission equal to 10% of the subscription price for each unit sold. In March 1998, 250,000 shares of common stock were sold in a private placement by the Company for a total consideration of $125,000. No sales commission was paid.

ITEM 6.       SELECTED FINANCIAL DATA

          The selected statements of operations and balance sheet data set forth below are derived from the financial statements of Registrant which were examined by Simontacchi & Co. LLP, independent certified public accountants, for the years ended March 31, 1998, March 31, 1997 and March 31, 1996 and by Mahoney Cohen & Company, PC ("Mahoney Cohen"), independent certified public accountants, for each of the two years in the period ended March 25, 1995. Mahoney Cohen did not audit Registrant's UK subsidiaries, the financial statements of which were audited by another auditor whose report was furnished to Mahoney Cohen. The information set forth below should be read in conjunction with the audited financial statements of Registrant and related notes appearing elsewhere in this Report (See Item 8. Financial Statements and Supplemental Data).



                                                   March 31,         March 31,       March 31,          March 25,      March 27,
                                                     1998              1997            1996               1995           1994
                                                     ----              ----            ----               ----              ----
Statement of Operations:

     Net Sales..............................          $-0-             $-0-          $-0-           $21,048,151       $7,585,360

     Cost of Sales..........................           -0-              -0-           -0-            15,531,102        5,121,884

     Gross Profit...........................           -0-              -0-           -0-             5,517,049        2,463,476

     Operating (Loss) Income................     (221,602)        (251,583)     (257,073)            (2,821,339)         207,300

     Net (Loss) Income......................     (263,865)        (332,604)     (323,510)            (3,394,652)           1,804

     Net (Loss) Income per
       Common Share:........................         (.05)            (.14)         (.14)                 (2.05)             -0-

Weighted Average Number
     of Shares Outstanding..................     5,165,272       2,412,278      2,300,289             1,656,903        1,669,784

Dividends per Common Share..................           -0-            -0-             -0-                -0-              -0-


                                                     March 31, 1998      March 31, 1997     March 31, 1996
                                                     --------------      --------------     --------------
Balance Sheet Data:........................


     Working Capital (Deficiency)..........           $   869,567           $(652,456)         $(320,240)

     Total Assets..........................             1,129,602              14,914            136,201

     Current Liabilities...................               259,676             666,623            455,306

     (Accumulated Deficit) Retained Earnings
                                                       (2,713,254)         (2,449,389)        (2,116,785)

     Stockholders' Equity (Deficiency).....               869,926            (651,709)          (319,105)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

          The Corporation has not generated any operating revenues since February 1996 when its then operating subsidiaries were placed into receivership in the UK.

          The receiverships resulted in the loss of all of the Corporation's operations and operating assets and eliminated most liabilities. Accordingly the operating activities of the UK subsidiaries were classified as a discontinued operation and the excess of the UK subsidiary's cumulative losses over The Corporation's investment was included in the income statement for the year ended March 31, 1996. In addition, the UK subsidiaries were removed from the balance sheet for periods subsequent to December 30, 1995.

          At the 1998 Annual Meeting of Stockholders, stockholders of the Corporation approved the Transaction, which was consummated on May 18, 1998.

          As a result of the Transaction, the Corporation plans to enter into insurance and/or insurance related businesses. To further such goal, the Corporation has entered into a non-binding letter of intent to acquire all of the stock of an existing insurance company which has had limited operations and revenues for the past several years. The acquisition is subject to due diligence by the Company and is subject to material conditions. No assurances can be given that the Corporation will consummate such acquisition. The acquisition, if consummated, will represent the Company's entry into the United States insurance market.

          The Corporation recorded losses in the year ended March 31, 1998 of $221,602, before interest expense and preferred stock dividend accrual ($251,583 in 1997). Such losses arose from general and administrative expenses which principally comprise professional fees, travel expenses and general office costs.

Liquidity and Capital Resources

          During the year ended March 31, 1998 the Corporation relied on the net proceeds of the securities offerings described in Item 5 of this report and cash received against a note receivable and other sundry receipts to meet its cash needs.

          The Corporation does not expect to generate any operating revenues until, at the earliest, the licensing of the Corporation to conduct the activities described in Item 1 - New Business Operations or the acquisition of a company with such licenses. No assurance can be given however that the Corporation will successfully consummate such a business acquisition or obtain such licenses or that the Corporation will derive any material revenues or profits therefrom.

          To enter into the insurance industry, whether through consummation of the acquisition described in the above letter of intent or otherwise, the
Corporation will need to satisfy regulatory capital requirements. The Corporation is currently discussing with investment bankers certain financing alternatives for raising additional equity capital in amounts at least sufficient to permit it to have the regulatory capital needed to consummate the acquisition. As it becomes licensed or acquires operations in other jurisdictions, the capital requirements of the Corporation will increase accordingly. No assurance can be given that the Corporation will be able to raise all required regulatory capital or capital needed for its operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

          The financial statements of the Corporation, itemized in the subtopic, "Financial Statements" under Item 14 hereof, are set forth at the end of this Report.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          On July 20, 1995, the Corporation appointed Mahoney Cohen as The Corporation's independent auditors responsible for the audit of the
Corporation's financial statements. This action was recommended by the Corporation's Audit Committee and approved by its Board of Directors. The Corporation had not consulted Mahoney Cohen regarding any accounting or financial reporting issues prior to that firm being retained by the Corporation.

          In connection with its audit of the Corporation's financial statements for the fiscal year ended March 25, 1995, and in the subsequent interim period through on or about April 17, 1997 when the relationship was formally terminated and it resigned as the Corporation's independent auditors, there were no disagreements between Mahoney Cohen and the Corporation on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of Mahoney Cohen, would have caused Mahoney Cohen to make reference to such matters in their report Mahoney Cohen's report on the Corporation's financial statements for the fiscal year ended March 25, 1995 expressed an unqualified opinion on those financial statements based upon their audit but included a paragraph noting a "substantial doubt about the Corporation's ability to continue as a going concern" based upon the several matters summarized in such report.

          In February 1997 the Corporation appointed Simontacchi & Company, P.A. ("Simontacchi") as the Corporation's independent auditors responsible for the audit of the Corporations financial statements. This action was approved by the Corporation's board of directors. The Corporation had not consulted Simontacchi regarding any accounting or financial reporting issues prior to that firm being retained by the Corporation.

          Simontacchi has audited the Corporation's financial statements for the fiscal years ended March 31, 1996, 1997 and 1998. Simontacchi's report on the Corporation's financial statements for the fiscal years ended March 31, 1996 and 1997 expressed an unqualified opinion on those financial statements based upon their audits, but included paragraphs noting a "substantial doubt about the Corporation's ability to continue as a going concern" based upon the several matters summarized in such reports.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors

          The following sets forth, as of March 31, 1998, the director of the Corporation, his age, the year in which he was first elected or appointed a director, and any other office in the Corporation held by him. Each director holds office until the next annual meeting of shareholders and until their successors have been elected and qualified.

                               Other Offices                          Director
Name                               Held                   Age           Since

James J. Fyfe                Vice President, Chief         43            1995
                             Operating Officer

          At the Annual Meeting, stockholders of the Corporation elected Joel San Antonio, age 45, as Chairman of the Board of the Corporation and three other directors, Robert H. Hutchins, age 69, Ronald Glime, age 53, and Glenn Aber, age 49.

Executive Officers

          The following sets forth, as of March 31, 1998 the executive officer of the Corporation, his age, the year in which he was first appointed an executive officer of the Corporation and all positions and offices in the Corporation held by such person.

                           Other Offices                              Director
Name                            Held                Age                Since

James J. Fyfe              Vice President            43               May 1995

          Following the Annual Meeting, Mr. Hutchins was appointed President of the Corporation. Mr. Aber was appointed acting Treasurer and Mr. Fyfe was appointed acting Secretary, until other officers could be employed. At that time, Mr. Fyfe resigned his position as Vice President.

Family Relationships

          Mr. Aber, a newly elected director, is the brother-in-law of Mr. San Antonio. No other family relationship exists between any director, executive officer of the Corporation or any person contemplated to become such.

Business Experience

          The following summarizes the occupation and business experience during at least the five years preceding March 31, 1998 of each person who served as a director and/or executive officer of the Corporation at March 31, 1998.

          James Fyfe. Mr. Fyfe became a director and Vice President and Chief Operating Officer of the Corporation in May 1995. From January 1991 to May 1995, he was an independent business consultant. During the period from May 1995 through February 1996 he was an employee of the Corporation's U.K holding company, CDL. In March 1996, he resumed his activities as an independent business consultant. From May 1996 through August 1997 he was an outside director of Medical Laser Technologies, Inc.

          Pursuant to the terms of the Stock Purchase Agreement relating to the Transaction and the issuance of the Series B Convertible Redeemable Preferred
Stock, the Initial Purchasers of the Series B Convertible Redeemable Preferred Stock are required to continue to nominate Mr. Fyfe or his nominee to serve as director through June 30, 2000, the date when the right to redeem the Series B Convertible Redeemable Preferred Stock will expire.

          The following summarizes the occupation and business experience during at least the five years preceding March 31, 1998 of each person who was elected at the Annual Meeting as a director and/or executive officer of the Corporation.

          Joel San Antonio. Mr. San Antonio founded Warrantech Corporation (Nasdaq Symbol: WTEC) in 1983. Warrantech is a business services company with a core business in the administration of warranties and service contracts. He was a Director, Chief Executive Officer and President of Warrantech Corporation from incorporation through February 1988. Since February 1988, Mr. San Antonio has been a Director, Chief Executive Officer and Chairman of the Board of Directors of Warrantech. On February 2, 1998, Mr. San Antonio resumed responsibilities as President of Warrantech. Since October 27, 1989, he has also been Chairman and Chief Executive Officer of Warrantech's principal operating subsidiaries.

          Robert H. Hutchins. Mr. Hutchins began his insurance career with the Great American Indemnity Insurance Co. in 1951. He joined the American Casualty Insurance Co. in 1958. American Casualty Insurance Co. was bought by Continental Casualty Insurance Co. in 1964, and is now known as CNA Insurance. At CNA he served as Branch Manager, Regional Vice President, Vice President of Field Operations and ultimately Senior Vice President of the Liability, Property and Surety Division. Since 1975, he has served in executive positions with INA, Gulf Insurance, and American Hardware Mutual Insurance Co. He was a consultant to the Warranty Division of AIG for 18 months and for the past 2-1/2 years has been employed by Warrantech Automotive, Inc. as National Claims Manager. Mr. Hutchins has served as President of the Corporation since May 1998.

          Ronald  Glime.   Mr.  Glime  is  currently   President  of  Warrantech
Automotive, Inc., a position he has held since October 1992.

          Glenn Aber. Mr. Aber was president of his own company, GFA Industries, Inc. ("GFA"), a corporation engaged in the design, merchandising and sale of imported fabrics to manufacturers of children's, ladies' and men's clothing until July 1997 when GFA ceased operations. Since July 1997 Mr. Aber has been managing his personal investment portfolio.

          In November 1997, after GFA ceased operations, certain creditors of GFA, whose claims against GFA were disputed, filed an involuntary bankruptcy petition in federal bankruptcy court against GFA. In March 1998, such creditors consented to an order dismissing the petition pursuant to an agreement they reached with GFA, for a settlement of $40,000.

ITEM 11.      EXECUTIVE COMPENSATION

Compensation of Officers

          For Mr. Fyfe's service to the Corporation and his role in bringing the Transaction to fruition, the Corporation issued to Mr. Fyfe 10,000 shares of Series B Convertible Redeemable Preferred Stock. The Corporation has not otherwise paid salary, wages or other compensation to any of its executive officers since February 1996 when the Corporation's then operating subsidiaries were placed into receivership in the United Kingdom and all business operations ceased.


                                                                Summary Compensation Table
                                                                                   Long-Term Compensation
                                                                                -----------------------------------
                                                Annual Compensation                Awards         Payouts
                                         ----------------------------------     -------------- -------------
                                                                                                   All
Name                                                                                               Other
and                                                                             Options/           Compen-
Principal                                                       Salary           SARs              sation
Position                                      Year             ($)                (#)               ($)
--------                                    --------           -------            ---               ---

James J. Fyfe(1)                             1998                 -0-            1,500              -0-
                                             1997                 -0-            1,500              -0-
                                             1996               $76,000           -0-               -0-

-----------------
(1) Mr. Fyfe became sole officer on March 6, 1996 following the resignations of Brian J. Baylis and Susan A.M. Crisp. His 1996 salary was paid to Mr. Fyfe by the former U.K. subsidiary.

          All officers hold office until the meeting of the Board following the next annual meeting of stockholders or until the earlier of their resignation or removal.

                                       OPTION/SAR Grants in Last Fiscal Year

                                                 Individual Grants
------------------------ ------------------ -------------------- ----------------- -----------------------
                             Number of             % of
                             Shares of             Total
                           Common Stock          Options/
                            Underlying             SARs
                             Options/           Granted to           Exercise
                               SARs              Employees           or Base
                              Granted            in Fiscal            Price              Expiration
Name                            (#)                Year               ($/Sh)                Date

James J. Fyfe                  1,500               100%               $.3125              May 2002




                                 Aggregated Options/SAR Exercises in Last Fiscal Year
                                            and FY-End Options/SAR /Values

                                                                                                     Value of
                                                                              Number of             Unexercised
                                                                             Unexercised           In-the-Money
                                                                            Options/SARs           Options/SARs
                                                                            At FY-End (#)          At FY-End ($)
                           Shares Acquired                                  Exercisable/           Exercisable/
         Name              on Exercise (#)       Value Realized ($)         Unexercisable          Unexercisable
         ----              ---------------       ------------------         -------------          -------------

James J. Fyfe                    -0-                     -0-                   0/3,000                  0/0


Compensation of Directors

          Each director who is not an officer or employee of the Corporation is entitled to receive compensation of $2,500 per calendar quarter plus 500 shares of Common Stock per calendar quarter of board service, in addition to reimbursement of travel expenses.. Outside directors would be compensated for committee service at $500 per calendar quarter plus 125 shares of Corporation stock per calendar quarter. Such directors are also compensated for special assignments from time to time. No compensation for special assignments was paid in fiscal 1997 or 1998. No directors' fees are payable to employees of the Corporation who serve as directors.

          All directors receive options to purchase 1,500 shares of the Corporation's common stock each May under the Corporation's 1992 Stock Option Plan for Directors.

Section 16 Beneficial Ownership Compliance

          Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors, executive officers and 10% stockholders to file with the Securities and Exchange Commission ("SEC") certain reports regarding such persons' ownership of the Corporation's securities. Mr. Baylis and Ms. Crisp were required to file reports on Form 4 in connection with the reduction of their respective ownership interests in the Corporation resulting from the sale of shares pledged by them following a default in the obligations of the Corporation's former U.K. subsidiaries to the Bank of Scotland in 1996. Mr. Baylis and Ms. Crisp, each of whom resides in the U.K., were not fully aware of their obligations to file a Form 4 following the sale of pledged shares but have been notified regarding such obligations. Bruce Paul became a 10% stockholder in May 1997. By June 1997, his ownership interest was below 10% due to additional stock issuances by the Corporation. To the Corporation's knowledge, Mr. Paul did not file a Form 3 upon becoming a 10% stockholder. The Corporation is not aware of any other late filings of reports under Section 16 this past year.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Voting Securities of Certain Beneficial Owners and Management

          The following table sets forth, as of June 1, 1998, information concerning the beneficial ownership of (a) Common Stock and (b) voting power of the Corporation by virtue of holding shares of Common Stock, which have one vote per share, and shares of Series B Convertible Redeemable Preferred Stock, which have ten votes per share ("Voting Power") (i) by each person which is known by the Corporation to own beneficially more than 5% of its outstanding Common Stock or Voting Securities, (ii) by each director, (iii) by each of the current executive officers named in the compensation table and (iv) by all directors and executive officers as a group.


                                                   Common Stock   VotingPower(1)
                                                   Amount and
                                                   Nature of
         Name and Address of                       Beneficial      Percentage
         Beneficial Owner(2)                       Ownership       of Class       Amount         Percentage

         James Fyfe...............................    3,000(3)          (4)       103,000            0.7%
         Joel San Antonio(5)......................       -0-         -0-        6,850,000           46.9%
         Robert Hutchins..........................       -0-         -0-          150,000            1.0%
         Ronald Glime.............................   50,000           0.8%        550,000            3.8%
         Glen Aber................................       -0-         -0-          150,000            1.0%
         Bruce H. Paul............................  500,000           7.9%        500,000            3.4%
         Alan Zuckerman...........................       -0-         -0-          500,000            3.4%
         All directors and executive
           officers as a group
           (5 persons)............................   53,000           0.9%      7,803,000           53.4%

(1)   Includes Common Stock and Class B Preferred Stock at 10 votes per share.
(2)   All addresses are c/o the Corporation except as noted.
(3)   Represents exercisable options.
(4)   Less than 0.1%.
(5) Includes 110,000 preferred shares (with 1,100,000 votes) held by family members of Mr. San Antonio's.
(6) Mr. Paul's address is 1 Hampton Road, Purchase, NY, to the best knowledge of the Corporation.
(7) Mr. Zuckerman's address is 415 Bull Mill Road, Chester, NY to the best knowledge of the Corporation.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions With Management and Others

          Other than the consummation of the Transaction, and the issuance of 10,000 shares of Series B Preferred Stock to Mr. Fyfe in connection therewith, during the fiscal year ended March 31,1998 and all subsequent periods there have been no material transactions between the Corporation and any member of management or any principal shareholder of the Corporation.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

          The financial statements filed as a part of this report are as follows:

          Report of independent accountants

          Balance Sheets - March 31, 1998 and March 31, 1997

          Statements of  Operations - Years ended March 31, 1998, March 31, 1997 and March 31, 1996

          Statement of Changes in Stockholders' (Deficiency)/Equity -Years ended March 31, 1998, March 31, 1997 and March 31, 1996

          Statements of Cash Flows - Years ended March 31, 1998,  March 31, 1997 and March 31, 1996

          Notes to financial statements

Financial Statement Schedules

          The financial statement schedule filed as a part of this report is as follows:

          Valuation and Qualifying Accounts for the years ended March 31, 1998, March 31, 1997 and March 31, 1996.

          Other financial statement schedules have been omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

Exhibits

          The exhibits filed as a part of this report are as follows:

                                                               Exhibit No.
                                                             of incorporated
                                                          report specified below

3  (a)   Certificate of Incorporation filed September 18, 1980(1)       3
   (b)   Amendment to Certificate filed September 29, 1980(1)           3
   (c)   Amendment to Certificate of Incorporation filed
         July 28, 1983(2)                                               3(b)
   (d)   Amendment to Certificate of Incorporation filed
         February 10, 1984(2)                                           3(d)
   (e)   Amendment to Certificate of Incorporation filed
         March 31, 1986(3)                                              3(e)
   (f)   Amendment to Certificate of Incorporation filed
         March 23, 1987(4)                                              3(g)
   (g)   Amendment to Certificate of Incorporation filed
         June 12, 1990(5)                                               3.8
   (h)   Amendment to Certificate of Incorporation filed
         September 27, 1991(6)                                          3.9

   (i)   Certificate of Designation filed November 12, 1994(7)          3.8

   (j)   Amendment to Certificate of Incorporation filed
         September 28, 1995(10)                                         3(j)

   (k)   Certificate of Designation for the Series B
         Preferred Stock dated May 18, 1998(12)                          C
                                                                       3(f)
   (l) By-laws of the Corporation, as amended on April 25, 1991(6)

   (m)   Amendment to Certificate of Incorporation
         dated May 18, 1998(12)                                          A

4    (a)   Form of Underwriter's Warrant(6)                            4.9.1
     (b)   Form of Promissory Note - 1996 Offering(10)                 4(b)
     (c)   Form of Promissory Note - 1997 Offering(10)                 4(c)
     (d)   Form of Common Stock Purchase Warrant - 1996 Offering(10)   4(d)
     (e)   Form of Common Stock Purchase Warrant - 1997 Offering(10)   4(e)
10   (a)   1986 Stock Option Plan, as amended(7)                       10.6
     (b)   1992 Stock Option Plan(8)                                    B
     (c)   Stock  Purchase  Agreement  dated as of
           January  30,  1997 by and  among the
           Corporation, the Bank of Scotland and 12 buyers(10)         10(m)
     (d)   Mutual  Release  dated as of January 30,  1997
           by and among the  Corporation, James Fyfe and
           the Bank of Scotland(10)                                    10(n)
     (e)   Stock Purchase Agreement,  dated as of March 4,
           1998, between the Corporation and the Initial
           Purchasers named therein(12)                                 B
     (f)   1998 Employees Stock Option Plan(12)                         D
16   (a)   Letter of Mahoney Cohen & Company,  CPA, PC
           regarding their  concurrence with the statements
           made by the  Corporation  concerning  their
           resignation as the Corporation's principal accountant(11)   16(a)

Notes:

(1) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the registration statement of the Corporation on Form S-18, File No. 2-69627, which exhibit is incorporated herein by reference.

(2) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the registration statement of the Corporation on Form S-2, File No. 2-88712, which exhibit is incorporated herein by reference.

(3) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the registration statement of the Corporation on Form S-2, File No. 33-4458, which exhibit is incorporated herein by reference.

(4) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the annual report of the Corporation on Form 10-K for the year ended September 30, 1987, which exhibit is incorporated herein by reference.

(5) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the registration statement of the Corporation on Form S-3, File No. 33-42154, which exhibit is incorporated herein by reference.

(6) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the registration statement of the Corporation on Form S-1, File No. 33-42154, which exhibit is incorporated herein by reference.

(7) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the annual report of the Corporation on Form 10-K for the year ended September 30, 1994, which exhibit is incorporated herein by reference.

(8) Filed with the Securities and Exchange Commission as an exhibit, as indicated above, to the proxy statement of the Corporation dated March 30, 1992, which exhibit is incorporated herein by reference.

(9) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of the Corporation on Form 8-K, dated April 5, 1995, which exhibit is incorporated herein by reference.

(10) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the annual report of the Corporation on Form 10-K for the year ended March 31, 1996, which exhibit is incorporated herein by reference.

(11) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the annual report of the Corporation on Form 10K/A for the year ended March 31, 1996, which exhibit is incorporated herein by reference.

(12) Filed with the Securities and Exchange Commission as an exhibit, as indicated above, to the proxy statement of the Corporation dated April 23, 1998, which exhibit is incorporated herein by reference.


REPORTS ON FORM 8-K

          The Company filed no reports on Form 8-K during the fourth quarter of fiscal 1998.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, "hereunto duly authorized.

                                     CORNICHE GROUP INCORPORATED


                                      By:      /s/Robert H. Hutchins
                                               --------------------------
                                               Robert H. Hutchins, President

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated:


Signatures                                 Title                 Date

Principal Executive Officer:

/s/Robert H. Hutchins                      President            July 14, 1998
--------------------------------------
ROBERT H. HUTCHINS


Principal Financial and
 Accounting Officer:

/s/Glenn Aber                              Treasurer            July 14, 1998
--------------------------------------
GLENN ABER

A Majority of the board of directors:

/s/Joel San Antonio                       Chairman of the Board  July 14, 1998
--------------------------------------
JOEL SAN ANTONIO

/s/Robert H.Hutchins                                             July 14, 1998
--------------------------------------
ROBERT H. HUTCHINS

/s/Ronald Glime                                                  July 14, 1998
--------------------------------------
RONALD GLIME

/s/Glenn Aber                                                    July 14, 1998
--------------------------------------
GLENN ABER

/s/James J. Fyfe                                                 July 14, 1998
--------------------------------------
JAMES J. FYFE

                           CORNICHE GROUP INCORPORATED

                              FINANCIAL STATEMENTS

                             MARCH 31, 1998 AND 1997

To The Stockholders and
 Board of Directors
Corniche Group Incorporated
Wayne, New Jersey

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Corniche Group Incorporated as of March 31, 1998 and 1997 and the related statements of operations, stockholders' equity (deficiency), and cash flows for the years ended March 31, 1998, 1997 and 1996. Our audits also included the financial statement schedule for the years ended March 31, 1998, 1997 and 1996. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements and the financial statement schedule of Corniche Distribution Limited and Subsidiaries, a former consolidated subsidiary, as of March 31, 1996 and for the year then ended. These statements and schedules were not audited as the corporations were in receivership in the United Kingdom (see Note 2 of the Financial statements), and the records are unavailable for audit.

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

In our opinion, based on our audit the financial statements referred to above present fairly, in all material respects, the financial position of Corniche Group Incorporated as of March 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended March 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/Simontacchi & Company, LLP

Fairfield, New Jersey
July 10, 1998


                           CORNICHE GROUP INCORPORATED
                                 BALANCE SHEETS




                                                               ASSETS



--------------------------------------------------------------------- --------------------------- --------------------------

                                                                              March 31,                   March 31,
                                                                                 1998                       1997
                                                                                 ----                       ----

Current Assets:

Cash and Equivalents                                                         $1,129,064                 $ 13,167
Other Receivable                                                                      0                    1,000
Prepaid Expenses                                                                    179                        0
                                                                          -------------              -----------

   Total Current Assets                                                       1,129,243                   14,167


Other Assets:

Property and Equipment, net                                                         359                      747
                                                                           ------------               ----------

   Total Assets                                                              $1,129,602                 $ 14,914
                                                                             ==========                 ========



                                              See Accompanying Notes


                                            CORNICHE GROUP INCORPORATED
                                                  BALANCE SHEETS

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                            March 31,                    March 31,
                                                                               1998                        1997
                                                                     -         ----            -           ----

Current Liabilities:

Notes Payable                                                         $            0                     $  400,000
Trade Accounts Payable                                                        21,362                          4,929
Dividends Payable - Preferred Stock                                          208,464                        148,397
Accrued Liabilities                                                           29,850                        113,297
                                                                          ----------                     ----------

   Total Current Liabilities                                                 259,676                        666,623
                                                                           ---------                     ----------

Stockholders' Equity (Deficiency):

Preferred  stock,   5,000,000  shares  authorized  Series  A  $0.07  convertible preferred stock and issued 1,000,000  shares,  and outstanding  893,908 shares
  March 31, 1998 and 909,267
  March 31,1997.                                                             893,908                        909,267

Common Stock, $0.10 par value,  authorized - 30,000,000 shares, issued 6,355,231
  March 31,
  1998 and 2,630,378 March 31, 1997.                                         635,522                        263,037

Additional Paid-In Capital                                                 2,053,750                        830,086

(Accumulated Deficit) Retained Earnings                                   (2,713,254)                    (2,449,389)
                                                                          ----------                     ----------
                                                                             869,926                       (446,999)

Treasury Stock - at cost, 218,100 shares at
   March 31, 1997                                                                  0                       (204,710)
                                                                      --------------                    -----------

   Total Stockholders' Equity (Deficiency)                                   869,926                       (651,709)
                                                                         -----------                    -----------

Total Liabilities and Stockholders'
  Equity (Deficiency)                                                     $1,129,602                   $     14,914
                                                                          ==========                   ============


                                              See Accompanying Notes


                           CORNICHE GROUP INCORPORATED
                             STATEMENT OF OPERATIONS


                                                                       March 31,             March 31,              March 31,
                                                                          1998                 1997                   1996
                                                                          ----                 ----                   ----

Net Sales                                                         $           0          $            0         $            0

   Cost of Sales                                                              0                       0                      0
                                                                  -------------            ------------            -----------

Gross Profit                                                                  0                       0                      0

   Selling, General and Administrative
     Expenses                                                           221,602                 251,583                257,073
                                                                      ---------              ----------            -----------

Operating Loss                                                         (221,602)               (251,583)              (257,073)

   (Loss) on Sale of Assets                                                   0                       0                 (3,042)

   Interest (Net)                                                        17,804                 (17,373)                  (600)
                                                                     ----------             -----------            -----------

(Loss) Income before Income Tax                                        (203,798)               (268,956)              (260,715)

   Income Tax Benefit (Expense)                                               0                       0                      0
                                                                  -------------            ------------            -----------

Net (Loss) Income from Continuing Operations                           (203,798)               (268,956)              (260,715)

   Preferred Stock Dividend                                             (60,067)                (63,648)               (62,795)
                                                                     ----------              ----------            -----------

Net (Loss) Income After Preferred Dividends                            (263,865)               (332,604)              (323,510)

   Loss from Discontinued Operations                                          0                       0             (3,432,032)

   Excess of UK Subsidiary Cumulative Losses
     over Investment                                                          0                       0              5,466,636
                                                                   ------------            ------------             ----------

Net Income (Loss)                                                    $ (263,865)             $ (332,604)            $1,711,094
                                                                     ==========              ===========            ==========

Profit / (Loss) per share of Common Stock

Income (Loss) from Continuing Operations                                 (0.05)                  (0.14)                 (0.14)

Income (Loss) from Discontinued Operations                                0.00                    0.00                   0.88
                                                                   -----------             -----------          -------------

Net Income (Loss) per share                                        $     (0.05)           $      (0.14)         $        0.74
                                                                   ===========            ============          =============

Weighted Average Number of Common Shares Outstanding


                                                                      5,165,272              2,412,278               2,300,289
                                                                      =========              =========               =========

                                                       See Accompanying Notes



                           CORNICHE GROUP INCORPORATED
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                            Common Stock
                                                                     Additional              Cumulative
                                 Preferred     Number of              Paid-In   Accumulated  Translation  Treasury
                                   Stock        Shares      Amount    Capital    Deficit     Adjustment    Stock         Total
                                   -----        ------      ------    -------    -------     ----------    -----         -----

 Balance - March 25, 1995        $ 946,069    2,119,857   $ 211,985       -     $(3,827,879)  $(4,630)   $ (204,710)  $(2,879,165)

 Conversion of Preferred Stock     (36,802)       7,077         708       -           -           -           -           -
 Adjustment to Common Stock            -           (156)        (16)      -           -           -           -           -
 Issuance of Common Stock              -        478,600      47,860    36,094         -           -           -           957,200
 Costs Related to Sale of
   Common Stock                        -             -           -         16         -           -           -          (162,864)
 Issuance of Common Stock              -         25,000       2,500   909,340         -           -           -            50,000
 Preferred Stock Dividends             -             -           -   (162,864)     (62,795)       -           -           (62,795)
 Elimination of UK Subsidiaries        -             -           -     47,500    2,034,604        -           -         2,039,234
 Net Loss                              -             -           -        -       (260,715)     4,630         -          (260,715)
                                  -----------  ----------  --------- ---------   ----------    --------    ---------    ----------

 Balance - March 31, 1996         $909,267    2,630,378     263,037   830,086   (2,116,785)       -        (204,710)     (319,105)

 Preferred Stock Dividends             -             -           -        -        (63,648)       -           -           (63,648)

 Net Loss                              -             -           -   (268,956)    (268,956)       -           -          (268,956)
                                  ----------   ---------   --------- ---------  -----------  ---------    ----------    ----------

 Balance - March 31, 1997        $ 909,267    2,630,378    $263,037  (830,086) $(2,449,389)   $   0      $(204,710)    $ (651,709)

 Issuance of Common Stock
  for Cash                           -        3,940,000     394,000       -           -       $                         1,970,000
 Costs related to Sale of
  Common Stock                       -             -           -                   -              0           -          (184,500)
 Conversion of Preferred Stock     (15,359)       2,953         295  $830,086         -           -           -
 Retirement of Treasury Stock        -         (218,100)    (21,810)                  -           -           -               -
 Preferred Stock Dividends           -             -           -    1,576,000      (60,067)       -        204,710        (60,067)
 Net Loss                            -             -           -     (184,500)    (203,798)       -           -          (203,798)
                                 -----------  ----------   -------- ---------   ----------    --------     ----------   ----------

 Balance - March 31, 1998        $ 893,908    6,355,231     635,522  (182,900) $(2,713,254)   $   0        $   0        $ 869,926
                                  ========    =========    ========= ========  ===========    ========     ==========    ========



                             See Accompanying Notes



                           CORNICHE GROUP INCORPORATED
                             STATEMENT OF CASH FLOWS


                                                                            March 31,           March 31,           March 31,
                                                                              1998                1997                1996
                                                                             -----               -----                ----

 Cash Flows from Operation Activities:
   Net Loss from Continuing Operations                                     $(203,798)          $(268,956)           $(260,715)

 Adjustments  to  reconcile  Net Loss from
   Continuing  Operations  to Net Cash used in Operating
  Activities:
   Depreciation                                                                  388                 388                1,749
   Loss on Sale of Property and Equipment                                          -                   -                3,042

 Changes in Assets and Liabilities Net of Effects
  from Acquisitions:
   Decrease in Notes Receivable                                                    -             125,000               75,000
   Decrease (Increase) in Prepaid Expenses and
    Other Receivables                                                            821               9,000                8,422
   (Decrease) Increase in Notes Payable                                            -                   -              (11,292)
   (Decrease) Increase in Trade Accounts Payable                              16,433            (178,194)             127,757
   Increase (Decrease) in Accrued Liabilities                                (83,447)              8,493             (451,070)
                                                                           ---------          ----------            ---------

 Net Cash used in Operating Activities                                      (269,603)           (304,269)            (507,107)

   Net Cash used in Discontinued Operations                                         -                  -             (331,337)
                                                                        -------------        -----------            ---------

 Net Cash used in Operating Activities                                      (269,603)           (304,269)            (838,444)
                                                                           ---------           ---------            ---------

 Cash Flows from Investing Activities:
   Payments to Acquire Fixed Assets                                                -                   -               (8,926)
   Proceeds from Sale of Equipment                                                 -                   -                3,000
                                                                        -------------      ----------------         ---------

   Net Cash used in Investing Activities                                           -                   -               (5,926)
                                                                        -------------      ---------------          ---------

 Balance Carried Forward                                                   $(269,603)          $(304,269)           $(844,370)
                                                                        --------------     ---------------          ----------


                             See Accompanying Notes


                           CORNICHE GROUP INCORPORATED
                             STATEMENT OF CASH FLOWS



                                                                           March 31,        March 31,             March 31,
                                                                             1998             1997                  1996
                                                                             ----             ----                  ----

Balance Brought Forward                                                    $(269,603)       $(304,269)             $(844,370)
                                                                           ---------        ---------              ---------

Cash Flows from Financing Activities:

  Net Proceeds from Issuance of Common Stock
   for Cash                                                                 1,785,500            -                794,336
  Net Proceeds from Issuance of Common Stock
   for Services                                                                  -               -                    50,000
  Payment of Notes Payable                                                  (400,000)         (77,630)                     -
  Additional Borrowings                                                          -            395,000                      -
                                                                           ---------         -------             -----------

  Net Cash Provided by Financing                                            1,385,500         317,370                844,336
                                                                            ---------        --------              ---------


Net Increase (Decrease) in Cash                                             1,115,897          13,101                    (34)

Cash at Beginning of Period                                                    13,167              66                    100
                                                                            ---------        --------             ----------


Cash and Equivalents at End of Period                                      $1,129,064      $   13,167            $        66
                                                                           ==========      ==========            ===========


Supplemental Disclosures of Cash Flow Information

Cash Paid during the Year for:
  Interest
  Income Taxes                                                            $     4,181     $    17,373            $       600
                                                                          $       -       $       -              $        -


                             See Accompanying Notes

                           CORNICHE GROUP INCORPORATED
                       STATEMENT OF CASH FLOWS (CONCLUDED)


                   Supplemental Schedule of Non-Cash Investing
                            and Financing Activities


During the year ended March 31, 1998 and 1997, the Company accrued preferred stock dividends of $60,067 and $63,648, respectively.

During the year ended March 31, 1998 holders of 15,359 shares of preferred stock converted such shares into 2,953 shares of CGI=s common stock.

On February 27, 1998, the Company retired the treasury stock of 218,100 shares, reducing the value of common stock outstanding by $21,810; additional paid in capital by $182,900 and removing treasury stock of $204,710.

In March 1996 holders of 36,802 shares of preferred stock converted such shares into 7,077 shares of Chi's common stock.





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

                    New Business Operations - See Note 8.

NOTE 2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                    Reverse Acquisition

                    On March 2, 1995, the stockholders of Corniche exchanged all of their common stock for 1,097,250 shares of CGI. Since the former stockholders' of Corniche owned a majority of the outstanding stock of CGI after the acquisition, such purchase transaction was accounted for as a reverse acquisition. The acquired company (Corniche) was deemed to have acquired the acquiring company (CGI). Historical stockholders' equity of Corniche has been retroactively restated to give effect to the recapitalization. The historical financial statements prior to March 2, 1995 are those of Corniche. Further, on March 2, 1995, CGI acquired a 49% interest in the outstanding shares of Chessbourne.

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

                    Cash Equivalents

                    Short term cash investments  which have a maturity of ninety
                    days  or  less  are  considered  cash   equivalents  in  the
                    statement of cash flows.

                    Estimates

                    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                    Office Furniture and Equipment

                    Office furniture and equipment are depreciated by the straight-line method over the estimated useful lives of the assets, which range principally from three to ten years.

                    Income Taxes

                    Effective October 1993, the Company adopted SFAS 109, "Accounting for Income Taxes", which recognizes (a) the amount of taxes payable or refundable for the current year and, (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an enterprise's financial statement or tax returns. There is no difference as to financial and tax reporting; as such, there are no deferred taxes.


NOTE 2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

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

NOTE 3      PROPERTY AND EQUIPMENT

                    Property and Equipment consists of the following:


                                                                               March 31,             March 31,
                                                                                 1998                  1997
                                                                                 ----                  ----

                 Furniture and Fixtures                                         $1,426                $1,426

                 Less:  Accumulated Depreciation                                 1,067                   679
                                                                                 -----                 -----
                                                                                $ 359                 $  747
                                                                                 =====                 =====

NOTE 4       NOTES PAYABLE

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

                    The Notes Payable of $400,000 at March 31, 1997 relating to the above offering were paid in full during the year ended March 31, 1998 with funds generated from the sale units of stock (see Note 5).

NOTE 5      STOCKHOLDERS' EQUITY

                    Effective October 1, 1995 the Company declared a one-for-ten reverse stock split and all numbers of shares and share values stated herein reflect such reverse split unless otherwise noted.

                    In connection with the settlement of the securities class action litigation (see Note 6), the Company issued 1,000,000 shares of 7% cumulative convertible preferred stock with an aggregate value of $1,000,000. The preferred stock has a liquidation value of $1 per share, is non-voting and convertible into common stock of the Company at a price of $5.20 per share. Preferred stockholders are entitled to receive a cash dividend of 7% paid semi-annually. The preferred shares are callable by the Company at any time after the first anniversary of issuance, at prices ranging from 101% to 105% of face value. In addition, if the closing price of the Company's common stock exceeds $13.80 per share for a period of 20 consecutive trading days, the preferred shares are callable by the Company at a price equal to 1% of face value. In March 1995, the holders of 53,931 shares of preferred stock exercised their rights to convert and, accordingly, 10,371 shares of common stock were issued. During the year ended March 31, 1996, holders of 36,802 shares of preferred stock converted such shares into 7,077 shares of CGI's common stock. During the year ended March
                    31, 1998, holders of 15,359 shares of preferred stock converted such shares into 2,953 shares of CGI's Common Stock.

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

                    On May 15, 1997, the company commenced a private securities offering pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. The offering of up to 400 units, each unit consisting of 10,000 shares of common stock being offered at a price of $5,000 per unit. RMCC was the placement agent for such offering and is entitled to receive a sales commission equal to 10% of the offering price for each unit sold. The first 50 units were offered on a "best efforts, all or none" basis. The remaining 350 units were offered on a "best efforts" basis. In connection with the offering, 369 units were sold for gross receipts of $1,845,000. RMCC was paid a commission $184,500 for net of $1,660,500 to the Company. The proceeds of such offering are intended to be utilized to enable the Company to attempt to effect the acquisition of an operating business entity, for working capital and to pay off the promissory notes and to redeem the common stock purchase warrants issued in the Company's private securities offering which was completed on April 30, 1997.

                    In March 1998 the Company sold 250,000 shares of common stock at $.50 per share realizing $125,000.

                    The Company has issued common stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company.

                    A total of 101,308 shares of common stock are reserved for issuance upon exercise of warrants as of March 31, 1998. Warrants issued and outstanding are summarized as follows:


NOTE 5     STOCKHOLDER'S EQUITY (Cont'd)


---------------- ------------------------------- ----------------- ------------------------ ----------------------

                                                 Shares Issuable
                                                        on                Exercise               Expiration
                                                     Exercise               Price                   Date
---------------- ------------------------------- ----------------- ------------------------ ----------------------
---------------- ------------------------------- ----------------- ------------------------ ----------------------

                 September 1993                             9,375                   $46.40                   4/99
                 March 1995                                91,933            $3.20 - $8.10           1/99 - 11/03


                    In March 1995, as a result of the sale by the Company of its medical imaging subsidiary, stock options held by certain directors, officers and employees under the Company's 1986 Stock Option Plan were converted to warrants on substantially the same terms as the previously held stock options, except these warrants were immediately vested.

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

                    Information with respect to options under the 1986 and 1992 Stock Option Plans is summarized as follows:

----------------- --------------------------- ---------------- ---------------- ------------------ -----------------

                                                  March 31,        March 31,         March 31,
                                                    1998             1997              1996
                                                    ----             ----              ----
----------------- --------------------------- ---------------- ---------------- ------------------ -----------------
----------------- --------------------------- ---------------- ---------------- ------------------ -----------------

                  Outstanding,  Beginning of
                  Year                                  1,500            7,500             28,980

                  Granted                               1,500            3,000              9,000
                  Converted                                 0                0                  0
                  Expired                                   0          (9,000)           (30,480)
                  Exercised                                 0                0                  0
                                                      -------          -------            --------

                  Outstanding,
                  End of Year                           3,000            1,500              7,500
                                                        =====            =====              =====
----------------- --------------------------- ---------------- ---------------- ------------------

          Outstanding options expire 90 days after termination of holder's status as employee or director.

          At March 31, 1998, there were 1,500 exercisable outstanding options and 158,500 shares available for grant. The exercise price of outstanding options was $0.40625.

          On May 1, 1997, 1,500 options were granted at an exercise price of $.3125 per share.

     Options were granted at an exercise price equal to the fair value of the common stock at the grant date. Therefore, in accordance with the provisions of APB Opinion No. 25 related to fixed stock options, no compensation expense is recognized with respect to options granted or exercised. Under the alternative fair-value based method defined in SFAS No. 123, the fair value of all fixed stock options on the grant date would be recognized as expense over the vesting period. As the number of options granted in 1998 is immaterial, recognizing the expense would not have a material effect on the Company's 1998 financial statements.


NOTE 6    COMMITMENTS, CONTINGENCIES AND OTHER

          Legal Proceedings

          During fiscal 1994, the Company disclosed irregularities in its revenue recognition practices which led to the restatement of the Company's financial statements for fiscal years ended September 30, 1989, 1990, and 1991, and the first quarter of fiscal 1992. As a result, nine class action securities complaints (the "lawsuits") were filed against the Company and certain other persons which were settled in January 1994. Pursuant to the settlement, the Company paid $2,560,000 in cash in 1995 and issued $1,000,000 in 7% cumulative convertible preferred stock. The preferred stock is convertible into common stock at a price of $5.20 per share, and is callable for five years. Stockholders who purchased CGI's shares between January 3, 1989 and May 7, 1992 were included within the plaintiff class for purposes of the settlement.

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

NOTE 7    INCOME TAXES

          There were no significant differences between the financial statement and tax basis of assets and liabilities that were expected to give rise to taxable income in the future in view of the Company's substantial tax losses available for carryforward.

          Earnings (loss) before income taxes and preferred stock dividend is attributable to the following sources:


                                                                            Years Ended In
----------------- --------------------------------- -------------------- -------------------- -------------

                                                            1998                 1997                 1996
                                                            ----                 ----                 ----
----------------- --------------------------------- -------------------- -------------------- ----------------------
----------------- --------------------------------- -------------------- -------------------- ----------------------

                                                             $(203,798)           $(268,956)             $(260,715)
                                                             =========            =========              =========
----------------- --------------------------------- -------------------- -------------------- ----------------------


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

NOTE 8      SUBSEQUENT EVENTS

          The following actions of the Board of Directors were approved by a vote of the Corporation's stockholders at the annual meeting on May 18, 1998.

          A. Amendment to the Corporation's Certificate of Incorporation to reduce the par value of the Common Stock.

          The par value of the Common Stock will be reduced from $0.10 per share to $0.001 per share. The par value is being reduced to $0.001 per share to conform with the new Series B Convertible Redeemable Preferred Stock, as each share of the Series B Convertible Redeemable Preferred Stock par value $0.01 per share, is convertible into ten
          (10) shares of Common Stock (see B below).

          B. Issuance of Series B Convertible Redeemable Preferred Stock, change in control and new business operations.

          On March 4, 1998, the Corporation entered into a Stock Purchase Agreement ("Agreement"), approved by the Corporation=s stockholders on May 18, 1998, with Mr. Joel San Antonio and certain other individuals (the "Initial Purchasers") whereby the Initial Purchasers acquired an aggregate of 765,000 shares of a newly created Series B Convertible Redeemable Preferred Stock, par value $0.01 per share. Thereafter the Initial Purchasers have been endeavoring to establish for the Corporation new business operations in the insurance sector, more specifically the property and casualty specialty insurance markets. Mr. San Antonio, who has many years experience in these sectors, is in the process of exploring a number of specialty insurance opportunities for the development of new business operations.

          In connection with the implementation of these strategies, it may become necessary for the Corporation to become licensed in one or more states in order to enable it to conduct operations or to acquire a company that maintains appropriate licenses. To further such goal, the Corporation recently has entered into a non-binding letter of intent to acquire all of the stock of an existing insurance company which has had limited operations and revenues for the past several years. The acquisition is subject to due diligence by the Corporation and subject to material conditions, including satisfaction of capital requirements of regulatory authorities. No assurances can be given that the Corporation will be able to obtain such licenses or to consummate any such acquisitions. The acquisition, if consummated, will represent the Corporation's entry into the United States insurance market.

          Pursuant to Agreement and subsequent transactions Mr. San Antonio acquired 685,000 shares of Series B Convertible Redeemable Preferred Stock at $68,500 and Messrs. Glime, Hutchins and Aber acquired 50,000, 15,000 and 15,000 shares, respectively, of Series B Convertible Redeemable Preferred Stock at the same price per share. Pursuant to the Agreement, the Corporation will pay certain expenses of the Initial Purchasers in connection with the Transaction, which expenses are currently estimated to be approximately $50,000, for legal expenses. In addition, the Corporation issued 50,000 shares of Series B Convertible Redeemable Preferred Stock to Alan Zuckerman as compensation for his assistance to the Corporation in the identification and review of business opportunities and this Transaction and for his assistance in bringing the Transaction to fruition. Additionally, the Corporation issued 10,000 shares of Series B Convertible Redeemable Preferred Stock to James Fyfe for his work in bringing this Transaction to fruition. These issuances diluted the voting rights of existing stockholders by approximately 57%. The total authorized shares of Series B Convertible Redeemable Preferred Stock are 825,000.

          Terms of Preferred Stock

          The following summarizes the terms of the Series B Convertible Redeemable Preferred Stock, which terms are more fully set forth in the Certificate of Designation. The Series B Convertible Redeemable Preferred Stock carries a zero coupon and each share of the Series B Convertible Redeemable Preferred Stock is convertible into ten shares of the Corporation=s Common Stock. The holder of a share of the Series B Convertible Redeemable Preferred Stock is entitled to ten times any dividends paid on the Common Stock. Mr. San Antonio assumed control of the Corporation as the holder of such 685,000 shares of Series B Convertible Redeemable Preferred Stock, since the Series B Convertible Redeemable Preferred Stock has ten votes per share and votes as one class with the Common Stock. Accordingly, Mr. San Antonio, with approximately 47% of the voting power, will by himself almost have sufficient voting power to elect all of the Board of Directors. However, the Initial Purchasers of the Series B Convertible Redeemable Preferred Stock, including Mr. San Antonio, are required to vote in favor of Mr. Fyfe or his designee as a director of the Corporation through June 30, 2000.

          Pursuant to the terms of the Agreement and the Certificate of Designation, from March 31, 2000 to June 30, 2000, the Corporation has the right to repurchase or redeem such shares of Series B Convertible

          Redeemable Preferred Stock from the holders for a total consideration of $0.10 per share ($76,500 in the aggregate) unless, during the period from the date of the closing of the Transaction through March 31, 2000;

          (i) the Corporation's shares of common stock maintain a minimum closing bid price of not less than $2 per share on a public market during a period of any 10 consecutive trading days, and either

NOTE 8    SUBSEQUENT EVENTS (Cont'd)


          (ii) the Corporation raises a minimum of $2.5 million of new equity capital through a placement of Common Stock, or

          (iii) the Corporation has net revenues of at least $1 million in any fiscal quarter through the fiscal quarter ending March 31, 2000 (collectively, the "Trigger Conditions").

          B. Issuance of Series B Convertible Redeemable Preferred Stock, change in control and new business operations.

                    Terms of Preferred Stock (cont=d)

                    Mr. Fyfe or the director designated by Mr. Fyfe will have the ability to determine if the Corporation will elect to exercise this redemption right on behalf of the Corporation.

                    Each Series B Convertible Redeemable Preferred Share is convertible into ten shares of Common Stock. Upon liquidation, the Series B Convertible Redeemable Preferred Stock would be junior to the Corporation=s Series A Preferred Stock and would share ratably with the Common Stock with respect to liquidating distributions.

                    Conversion

                    The holder of any share of Series B Convertible Redeemable Preferred Stock has the right, at such holder's option (but not if such share is called for redemption), exercisable on or after September 30, 2000, to convert such share into ten
                    (10) fully paid and non-assessable shares of Common Stock (the "Conversion Rate"). The Conversion Rate shall be subject to adjustment as stipulated in the Agreement.

                    C. 1998 Employee Incentive Stock Option Plan

                    Under the 1998 Plan, the maximum aggregate number of shares which may be issued under options is 300,000 shares of Common Stock. The aggregate fair market value (determined at the time the option is granted) of the shares for which incentive stock options are exercisable for the first time under the terms of the 1998 Plan by any eligible employee during any calendar year cannot exceed $100,000. The option exercise price of each option is 100% of the fair market value of the underlying stock on the date the options granted, except that no option will be granted to any employee who, at the time the option is granted, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Corporation or any subsidiary unless (a) at the time the options granted, the option exercise price is at least 110% of the fair market value of the shares of Common Stock subject to the option and (b) the option by its terms is not exercisable after the expiration of five years from the date such option is granted. At least one-half of the shares issued upon exercise of any option granted pursuant to the 1998 Plan must be retained by the optionee for at least one year.

                 C. 1998 Employee Incentive Stock Option Plan (cont=d)

                    The  Plan   will  be   administered   by  a   committee   of
                    disinterested directors of the Board of Directors of the Corporation ("Option Committee").

                 D. Independent Directors Compensation Plan

                    In order to be able to attract qualified independent directors in the future, the Corporation has adopted the Independent Directors Compensation Plan, pursuant to which each director who is not an officer or employee would receive compensation of $2,500 plus 500 shares of the Corporation=s Common Stock each quarter. The Plan was effective as of April 30, 1998.

                    Independent directors will also continue to be eligible to receive stock options each year under the Director Option Plan at the rate of 1,500 options per year at fair market value.

         Lease of New Office Space

                    As of August 1, 1998, the Corporation has entered into a three year lease for business offices of 4,100 square feet in Euless, Texas.

         Investment Contract

                    The Corporation has entered into an investment advisory agreement with AIG Global Investment Corporation under which it will function as investment advisor and manager of all of the Corporation's investable assets. AIG Global provides investment management services to domestic insurance companies seeking to create an investment alternative to letters of credit that, at the same time, meet state statutory insurance requirements.


                           CORNICHE GROUP INCORPORATED
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED MARCH 31, 1998 MARCH 31, 1997
                               AND MARCH 31, 1996






         COL. A                               COL. B                               COL. C                COL. D             COL. E
         ------                               ------                               ------                ------             ------
                                                                                   ADDITIONS

                                        Balance at Beginning    Charged to Costs   Acquisition          Deductions       Balance at
        Description                         of Period             and Expenses     of Subsidiaries       Describe      End of Period
        -----------                         ---------           ----------------   ----------------      --------      -------------



 Allowance for Doubtful Account  1996        $345,108             $    0            $        0            $345,108 (1)  $      0
                                 1997               0                  0                     0                   0             0
                                 1998               0                  0                     0                   0             0
 Reserve against
 Notes Receivable
 in Default                      1996               0             75,000                     0                   0        75,000
                                 1997          75,000                  0                     0                   0        75,000
                                 1998          75,000                  0                     0                   0        75,000

 Inventory Reserve               1996          40,224                  0                     0              40,224(1)          0
                                 1997               0                  0                     0                   0             0
                                 1998               0                  0                     0                   0             0


(1) Elimination of UK subsidiary following receivership proceeding.