Form 10-Q
period 1998-06-30
CORNICHE GROUP INC /DE
filed 1998-08-14
CIK 320017

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549


                FORM 10-Q
( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30 1998

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

       For the transition period from              To

                     Commission file number: 0-10909

                      CORNICHE GROUP INCORPORATED
            (Exact name of registrant as specified in its charter)

Delaware                                                   22-2343568
(State of other jurisdiction of                           (IRS employer
incorporation or organization)                            Identification No.)

601 South Industrial Blvd.
Suite 220
Euless, Texas                                              76040
(Address of principal executive office)                    (Zip code)

Registrant's telephone number, including area code:      817-283-4250

Not Applicable

(Former name, Former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

6,355,231 shares, $.001 par value, as of June 1, 1998 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)


                                    Page 1 of 18 pages

                                            CORNICHE GROUP INCORPORATED


                                                 TABLE OF CONTENTS


Part I - Financial Information                                              Page

     Item I.               Financial Statements (Unaudited)

                  Balance Sheet at June 30, 1998
          and March 31, 1998                                                   3

                  Statement of Operations for the three
          months ended June 30, 1998 and June 30, 1997                         4

                  Statement of Cash Flows for the three
          months ended June 30, 1998 and June 30, 1997                         5

          Notes to Unaudited Financial Statements                           6-12

     Item II.              Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    13-14

Part II - Other Information

          Item 5  Other Information                                           15

          Item 6  Exhibits and Reports on Form 8-K                            15

                                            CORNICHE GROUP INCORPORATED
                                                   BALANCE SHEET

                                                      ASSETS

                                                                                      June 30,                March 31,
                                                                                        1998                    1998
                                                                                    (unaudited)               (audited)

Current Assets:
     Cash                                                                             $1,126,383              $1,129,064
     Other receivables and prepaid expenses                                               13,365                     179
         Total current assets                                                          1,139,748               1,129,243

Other Assets:
     Property and equipment, net                                                             269                     359

          Total Assets                                                                $1,140,017              $1,129,602


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Trade accounts payable                                                         $     21,649            $     21,362
     Dividends payable - preferred stock                                                 224,107                 208,464
     Accrued liabilities                                                                  85,050                  29,850
         Total current liabilities                                                       330,806                 259,676

Stockholders' Equity:
       Preferred Stock, $.01 par value,
         authorized 5,000,000 shares including
         1,000,000 shares of Series A 7% cumulative
         convertible preferred stock, issued and out-
         standing 893,908 shares of Series A preferred
         stock at June 30, 1998 and March 31, 1998.                                      893,908                 893,908

         Series B convertible redeemable preferred
         stock $.01 par value authorized 825,000 shares
         issued 825,000 shares June 30, 1998, zero
         shares March 31, 1998.                                                           76,500                       -

    Common Stock $.001 par value, June 30, 1998,
         $0.10 par value, March 31, 1998, authorized
          30,000,000 shares, issued 6,355,231 shares at
          June 30, 1998 and 6,355,231 shares at March
          31, 1998                                                                         6,355                 635,522

     Additional paid-in capital                                                        2,682,917               2,053,750
     (Accumulated deficit) retained earnings                                         (2,850,469)             (2,713,254)
         Total stockholders' equity                                                      809,211                 869,926

         Total Liabilities and Stockholders' Equity                                   $1,140,017              $1,129,602


                                              See Accompanying Notes

                                            CORNICHE GROUP INCORPORATED
                                              STATEMENT OF OPERATIONS
                                                    (UNAUDITED)



                                                                              ----------- 3 Months ended ----------

                                                                                    June 30,                 June 30,
                                                                                       1998                     1997

Net Sales                                                                           $           -            $         -

   Cost of Sales                                                                                -                      -

Gross Profit                                                                                    -                      -

   Selling, General and Administrative Expenses                                         (134,237)              (120,816)

Operating Loss                                                                          (134,237)              (120,816)

   Interest (net)                                                                          12,666                (4,181)

Net Loss before Preferred Dividend                                                      (121,571)              (124,997)

   Preferred Dividend                                                                    (15,643)               (13,689)

Net Loss                                                                                (137,214)              (138,686)

Loss per share of Common Stock                                                             (0.02)                 (0.04)

Weighted average number of common shares
   Outstanding                                                                          5,916,146              3,083,159


                                              See Accompanying Notes

                                            CORNICHE GROUP INCORPORATED
                                              STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)



                                                                              ----------- 3 Months ended ----------

                                                                                    June 30,                 June 30,
                                                                                      1998                     1997

Cash Flows from Operations:

    Net Loss from Continuing Operations                                                $(121,571)             $(124,997)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:

    Depreciation                                                                               90                     97

Changes in Assets and Liabilities:

   (Increase)/Decrease in Other Receivables                                               (5,400)                     50
   (Increase) in Prepaid Expenses                                                         (7,787)                  (137)
   Increase/(Decrease) in Accounts Payable                                                    287                (4,355)
   Increase/(Decrease) in Accrued Liabilities                                              55,200               (93,397)

Net Cash Used in Continuing Operations                                                   (79,181)              (222,739)

Cash Flows from Financing Activities:

   Net Proceeds from Issuance of Preferred Stock                                           76,500                      -

   Net Proceeds from Issuance of Common Stock for
      Cash                                                                                      -                873,000

   Payment of Notes Payable                                                                     -              (450,000)

   Additional Borrowings                                                                        -                 50,000

Net Cash Provided by Financing Activities                                                  76,500                473,000

Net (Decrease) Increase in Cash                                                           (2,681)                250,261

Cash at Beginning of Period                                                             1,129,064                 13,167

Cash at End of Period                                                                  $1,126,383             $  263,428



During the three months ended June 30, 1998 and 1997, the Company accrued Preferred Stock dividends of $15,643 and $13,689, respectively, which are non-cash items.

                                              See Accompanying Notes

                                            CORNICHE GROUP INCORPORATED
                                      NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1         THE COMPANY

          Corniche Group Incorporated (hereinafter referred to as the "Company" or "CGI") as a result of a reverse acquisition with Corniche Distribution Limited and its Subsidiaries ("Corniche'), was engaged in the retail sale and wholesale distribution of stationery products and related office products, including office furniture, in the United Kingdom. The operating subsidiaries of Corniche were Chessbourne International Limited ("Chessbourne") and The Stationery Company Limited ("TSCL").

          Corniche experienced large operating losses and net cash outflows from operating activities in fiscal 1995 and 1996 resulting in a significant reduction in working capital during the period. The Company was unsuccessful in its efforts to raise interim financing to resolve its liquidity problems. Additionally, the Company was not able to convert a significant portion of its bank debt to equity. As a result, receivers were appointed to Corniche's subsidiaries, Chessbourne and TSCL on February 7, 1996 by their primary bankers and secured lender, Bank of Scotland and Corniche Distribution Limited was placed in receivership on February 28, 1996. Since then the Company has been inactive.

          On March 4, 1998, the Company entered into a Stock Purchase Agreement ("Agreement"), approved by the Company' stockholders on May 18, 1998, with Mr. Joel San Antonio and certain other individuals (the "Initial Purchasers") whereby the Initial Purchasers acquired an aggregate of 765,000 shares of a newly created Series B Convertible Redeemable Preferred Stock, par value $0.01 per share. Thereafter the Initial Purchasers have been endeavoring to establish for the Company new business operations in the insurance sector, more specifically the property and casualty specialty insurance markets. Management is exploring a number of specialty insurance opportunities for the development of new business operations.

                                            CORNICHE GROUP INCORPORATED
                                NOTES TO UNAUDITED FINANCIAL STATEMENTS (Cont'd)

NOTE 2          BASIS OF PRESENTATION

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
          Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and 1997 and the results of operations and cash flows for the three months ended June 30, 1998 and 1997. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

          The March 31, 1998 balance sheet has been derived from the audited financial statements at that date included in the Company's annual report on Form 10-K. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K.

NOTE 3         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                            CORNICHE GROUP INCORPORATED
                                NOTES TO UNAUDITED FINANCIAL STATEMENTS (Cont'd)


NOTE 3         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  New Accounting Standards

          Effective fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments", and Statement of Position 94-6, "Disclosure of Certain Significant Risks and Uncertainties".

NOTE 4        STOCKHOLDERS' EQUITY

          On May 15, 1997, the Company commenced a private securities offering pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. The offering of up to 400 units, each unit consisting of 10,000 shares of common stock being offered at a price of $5,000 per unit. Robert M. Cohen & Co., Inc. ("RMCC") was the placement agent for such offering and is entitled to receive a sales commission equal to 10% of the offering price for each unit sold. The first 50 units were offered on a "best efforts, all or none" basis. The remaining 350 units were offered on a "best efforts" basis. In connection with the offering 369 units were sold for gross receipts of $1,845,000. RMCC was paid a commission $184,500 for net of $1,660,500 to the Company. The proceeds of such offering are intended to be utilized to enable the Company to attempt to effect the acquisition of an operating business entity, for working capital and to pay off the promissory notes and to redeem the common stock purchase warrants issued in the Company's private securities offering which was completed on April 30, 1997.

          In March 1998, the Company sold 250,000 shares of Common Stock at $0.50 per share realizing $125,000.

NOTE 5         OTHER EVENTS

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

                                           CORNICHE GROUP INCORPORATED
                                      NOTES TO FINANCIAL STATEMENTS (Cont'd)

NOTE 5    OTHER EVENTS (Cont'd)

      B. Issuance of Series B Convertible Redeemable Preferred Stock, change in control.

          On March 4, 1998, the Company entered into a Stock Purchase Agreement ("Agreement"), approved by the Company's stockholders on May 18, 1998, with Mr. Joel San Antonio and certain other individuals (the "Initial Purchasers") whereby the Initial Purchasers acquired an aggregate of 765,000 shares of a newly created Series B Convertible Redeemable Preferred Stock ("Series B Stock"), par value $0.01 per share.

          Pursuant to the Agreement and subsequent transactions, Mr. Joel San Antonio acquired 685,000 shares of Series B Stock at $68,500 and Messrs. Ronald Glime, Robert Hutchins and Glenn Aber acquired 50,000, 15,000 and 15,000 shares, respectively, of Series B Stock at the same price per share. Pursuant to the Agreement, the Company will pay certain legal expenses of the Initial Purchasers equaling approximately $50,000 in connection with the Transaction. In addition, the Company issued 50,000 shares of Series B Stock to Alan Zuckerman as compensation for his assistance to the Company in the identification and review of business opportunities and this transaction and for his assistance in bringing the Transaction to fruition. Additionally, the Company issued 10,000 shares of Series B Stock to James Fyfe for his work in bringing this Transaction to fruition. These issuances diluted the voting rights of existing stockholders by approximately 57%. The total authorized shares of Series B Convertible Redeemable Preferred Stock are 825,000.

                  Terms of Series B Preferred Stock

          The following summarizes the terms of the Series B Stock, which terms are more fully set forth in the Certificate of Designation. The Series B Stock carries a zero coupon and each share of the Series B stock is convertible into ten shares of the Company's Common Stock. The holder of a share of the Series B Stock is entitled to ten times any dividends paid on the Common Stock and such stock has ten votes per share and vote as one class with the Common Stock. Accordingly, the Initial Purchasers have sufficient voting power to elect all of the Board of Directors. However, the Initial Purchasers are required to vote in favor of Mr. Fyfe or his designee as a director of the Corporation through June 30, 2000.

                                           CORNICHE GROUP INCORPORATED
                                      NOTES TO FINANCIAL STATEMENTS (Cont'd)


NOTE 5       OTHER EVENTS (Cont'd)

                  Terms of Preferred Stock (Cont'd)

          Pursuant to the terms of the Agreement and the Certificate of Designation, from March 31, 2000 to June 30, 2000, the Company has the right to repurchase or redeem such shares of Series B Stock from the holders for a total consideration of $0.10 per share ($76,500 in the aggregate) unless, during the period from the date of the closing of the Transaction through March 31, 2000;

          (i) the Company's shares of common stock maintain a minimum closing bid price of not less than $2 per share on a public market during a period of any 10 consecutive trading days, and either

          (ii) the Company raises a minimum of $2.5 million of new equity capital through a placement of Common Stock, or

          (iii)the Company has net revenues of at least $1 million in any fiscal quarter through the fiscal quarter ending March 31, 2000 (collectively, the "Trigger Conditions").

          Mr. Fyfe or the director designated by Mr. Fyfe will have the ability to determine if the Company will elect to exercise this redemption right on behalf of the Company.

          Each Series B Stock is convertible into ten shares of Common Stock. Upon liquidation, the Series B Stock would be junior to the Corporation's Series A Preferred Stock and would share ratably with the Common Stock with respect to liquidating distributions.

                                           CORNICHE GROUP INCORPORATED
                                      NOTES TO FINANCIAL STATEMENTS (Cont'd)


NOTE 5       OTHER EVENTS (Cont'd)

       B. Issuance of Series B Convertible Redeemable Preferred Stock, change in control and new business operations.

                  Conversion

          The holder of any share of Series B Convertible Redeemable Preferred Stock has the right, at such holder's option (but not if such share is called for redemption), exercisable on or after September 30, 2000, to convert such share into ten (10) fully paid and non-assessable shares of Common Stock (the "Conversion Rate"). The Conversion Rate is subject to adjustment as stipulated in the Agreement.

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

      D.  Independent Directors Compensation Plan

          In order to be able to attract qualified independent directors in the future, the Corporation has adopted the Independent Directors Compensation Plan, pursuant to which each director who is not an officer or employee would receive compensation of $2,500 plus 500 shares of the Corporation's Common Stock each quarter. The Plan was effective as of April 30, 1998.

          Independent directors will also continue to be eligible to receive stock options each year under the Director Option Plan at the rate of 1,500 options per year at fair market value.

                                           CORNICHE GROUP INCORPORATED
                                      NOTES TO FINANCIAL STATEMENTS (Cont'd)

NOTE 5       OTHER EVENTS (Cont'd)

       E. Lease of New Office Space

          As of August 1, 1998, the Corporation has entered into a three year lease for business offices of 4,100 square feet in Euless, Texas.

       F. Investment Contract

          The Corporation has entered into an investment advisory agreement with AIG Global Investment Corporation ("AIG") under which AIG will function as investment advisor and manager of all the Corporation's investable assets. AIG provides management services to all affiliated insurance companies of American International Group and other third-party institutions on a world-wide basis.

                                            CORNICHE GROUP INCORPORATED
                                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS



          The following discussion should be read in conjunction with the Unaudited Financial Statements and notes thereto.

                  Results of Operations

          Prior to the change in control discussed below, the Company has not engaged in any operating activities nor generated any operating revenues since February 1996 when its then operating subsidiaries were placed in receivership in the UK.

          During the period March 1996 through March 1998, the Company's primary activities have been to engage in three private securities offerings, and to settle and pay off certain of its outstanding liabilities.

          At the Company's annual meeting of stockholders on May 18, 1998, the stockholders approved the issuance of Series B convertible redeemable preferred stock, change in control and new business operations. The new officers and directors are endeavoring to establish for the Company new business operations in the insurance sector, more specifically, the property and casualty specialty insurance markets. No assurance can be given that the Company will be able to obtain needed licenses, consummate planned acquisitions, or otherwise establish or development operations in this sector, or that, if it is successful in doing so, it will be able to operate profitably.

          The Company recorded losses in the three months ended June 30, 1998 of $134,237 before interest expense and preferred stock dividends accrual ($120,816 in 1997). Such losses arose from general and administrative expenses which principally comprised professional fees, stockholder annual meeting, and general office costs. Compared to the three months ended June 30, 1997, such costs were $13,421 higher. The increase is primarily due to the change in corporate control, legal fees ($60,000) and higher professional fees and general corporate costs.

                  Liquidity and Capital Resources

          During the three months ended June 30 1998 the Company relied on the net proceeds from its prior securities offering which was completed on September 30, 1997 (see Note 4 of the Company's unaudited financial statements included in Part I, Item I).

                                            CORNICHE GROUP INCORPORATED
                                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                  Liquidity and Capital resources (cont'd)

          The Company sold 765,000 shares of its new Series B preferred stock on May 19, 1998 for $76,500.

          The Company will need additional capital in order to implement its business plan, since it will have to meet capital and surplus requirements in order to become licensed in any state in which it hopes to do business, and its present capital would not be sufficient to meet any such licensing requirements. The Company intends to undertake a private placement of its equity securities to meet such needs as well as to provide capital for acquisitions in the insurance sector. There can be no assurance that the Company will be able to successfully complete such financing or that if it is unable to do so alternative source of capital will be available to it.

                                            CORNICHE GROUP INCORPORATED


                                                      PART II
                                                 OTHER INFORMATION

ITEM 5         OTHER INFORMATION

          Change of Accountants

          On August 12, 1998, the Company and its former auditors, Simontacchi & Co. LLP ("Simontacchi") terminated their client-auditor relationship. The reports of Simontacchi on the financial statements of the Company for the prior two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Board of Directors of the Company participated in and approved the decision to change the independent accountants. In connection with its audits for the prior two fiscal years and through August 12, 1998, there were no disagreements with Simontacchi on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Simontacchi, would have caused Simontacchi to make reference thereto in its report on the financial statements for such years. No "reportable events" as described under Item 304(a)(1)(v) of Regulation S-K occurred during the prior two fiscal years. The Company requested that Simontacchi furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter, dated as of August 12, 1998, is filed as an Exhibit to this Form 10-Q.

          The Company simultaneously engaged Weinick, Sanders & Co. ("Weinick") as its new independent accountants as of August 12, 1998. Such appointment was approved by the Company's Board of Directors. The Company had not consulted with Weinick regarding any matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.


ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits filed herewith

                          Letter from Simontacchi & Company, LLP

                          (27)  Financial Data Schedule

                  (B) Forms 8-K filed during quarter

                         None

                                                    SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 CORNICHE GROUP INCORPORATED
                                                                (Registrant)


                                          By/s/
                                                  Robert Hutchins, President and
                                                     Principal Financial Officer




         Date: August 14, 1998

                                              EXHIBIT


                           SIMONTACCHI & COMPANY, LLP
                         Certified Public Accountants

                                                                   9 Law Drive
                                                  Fairfield, New Jersey  07004
                                                           Tel: (973) 575-5040
                                                           Fax: (973) 575-5044

August 12, 1998


Securities and Exchange Commission
Washington, D.C.  20549


             RE:  Corniche Group Incorporated


Dear Sir &/or Madam:

     We are in agreement with the statement attached to the Corniche Group Incorporated's Form 10-Q for the quarter ended June 30, 1998 in relation to the Company's changing of its auditors.


Very truly yours,


David Miller, CPA, Partner
Simontacchi & Company, LLP