Form 10-Q
period 1998-09-30
CORNICHE GROUP INC /DE
filed 1998-11-23
CIK 320017

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549


                FORM 10-Q
( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

       For the transition period from              To

                     Commission file number: 0-10909

                      CORNICHE GROUP INCORPORATED
            (Exact name of registrant as specified in its charter)

Delaware                                                   52-2023491
(State of other jurisdiction of                           (IRS employer
incorporation or organization)                            Identification No.)

601 South Industrial Blvd.
Suite 220
Euless, Texas                                              76040
(Address of principal executive office)                    (Zip code)

Registrant's telephone number, including area code:      817-283-4250

Not Applicable

(Former name, Former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

6,369,802 shares, $.001 par value, as of November 12, 1998 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                                                CORNICHE GROUP INCORPORATED

                                                    SEPTEMBER 30, 1998
                                                        (Unaudited)






                                                         I N D E X








                                                                                                               Page No.
Part I -  Financial Information:

               Item 1.      Consolidated Financial Statements (Unaudited):

                        Balance Sheets
                            At September 30, 1998 and March 31, 1998 ..................................            3


                            Statements of Operations
                            For the Three and Six Months Ended
                            September 30, 1998 and 1997 ...............................................            4

                            Statements of Cash Flows
                            For the Six Months Ended
                            September 30, 1998 and 1997 ...............................................            5

                            Notes to Consolidated Financial Statements ................................           6-13


               Item 2.      Management's Discussion and Analysis of
                            Financial Condition and Results of Operations .............................          14-17


Part II - Other Information:

                            Item 3 Through Item 9 - Not Applicable.....................................           18

                            Signatures.................................................................           19



                                                CORNICHE GROUP INCORPORATED

                                                    SEPTEMBER 30, 1998
                                                        (Unaudited)






                                                         I N D E X



                                                                                                              Page No.



Part I -  Financial Information:

              Item 1.      Consolidated Financial Statements (Unaudited):

                        Balance Sheets
                            At September 30, 1998 and March 31, 1998 ..................................            3


                            Statements of Operations
                            For the Three and Six Months Ended
                            September 30, 1998 and 1997 ...............................................            4

                            Statements of Cash Flows
                            For the Six Months Ended
                            September 30, 1998 and 1997 ...............................................            5

                            Notes to Consolidated Financial Statements ................................           6-13


               Item 2.      Management's Discussion and Analysis of
                            Financial Condition and Results of Operations .............................          14-17


Part II - Other Information:

                            Item 3 Through Item 9 - Not Applicable.....................................           18

                            Signatures.................................................................           19



                                                CORNICHE GROUP INCORPORATED

                                                      BALANCE SHEETS
                                                        (Unaudited)


                                                         A S S E T S


                                                                                  September 30,                March 31,
                                                                                       1998                      1998
                                                                                  (Consolidated)

Current assets:
   Cash and equivalents                                                                  $  222,251             $1,129,064
   Marketable securities                                                                    747,671                   -
   Other receivables and prepaid expenses                                                      -                       179
                                                                                      --------------         --------------
            Total current assets                                                            969,922              1,129,243

Property and equipment, net                                                                  27,143                    359
Other assets                                                                                 12,525                   -
License                                                                                      18,302                   -
                                                                                      --------------         --------------
                                                                                         $1,027,892             $1,129,602
                                                                                      --------------         --------------

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Dividends payable - preferred stock                                                   $  222,863             $  208,464
   Accounts payable, accrued expenses
      and other current liabilities                                                         102,393                 51,212
   Current portion of capital lease obligation                                                2,140                   -
                                                                                      --------------         --------------
            Total current liabilities                                                       327,396                259,676
                                                                                      --------------         --------------

Capital lease obligation                                                                      5,187                   -
                                                                                      --------------         --------------

Stockholders' equity:
   Preferred stock, $.01 par value,
       authorized 5,000,000 shares including:
      Series A 7% cumulative convertible preferred stock -
        stated value - $1.00 per share
        Authorized - 1,000,000 shares
        Issued and outstanding - 830,646 shares
            at September 30, 1998 and 893,908 shares
            at March 31, 1998                                                               830,646                893,908
      Series B convertible redeemable preferred
            stock, $.01 par value:
        Authorized, issued and outstanding at
        September 30, 1998 - 825,000 shares and
        zero shares at March 31, 1998                                                         8,250                   -

   Common stock $.001 par value, September 30, 1998,
      $0.10 par value, March 31, 1998
      Authorized - 30,000,000 shares
      Issued and outstanding - 6,369,609 at September 30,
        1998 and 6,355,231 at March 31, 1998                                                  6,370                635,522
   Additional paid-in capital                                                             2,836,034              2,053,750
   Accumulated deficit                                                                  ( 2,985,991)           ( 2,713,254)
                                                                                      --------------         --------------
            Total stockholders' equity                                                      695,309                869,926
                                                                                      --------------         --------------
                                                                                         $1,027,892             $1,129,602
                                                                                      --------------         --------------

                 See accompanying notes to financial statements.

                                                CORNICHE GROUP INCORPORATED

                                                 STATEMENTS OF OPERATIONS
                                                        (Unaudited)






                                                 For the Three Months                     For the Six Months
                                                  Ended September 30,                     Ended September 30,
                                                  1998                 1997                1998                 1997
                                              (Consolidated)                           (Consolidated)
                                                 ----------        ---------             -----------      -----------

Net sales                                            $   -            $   -                   $   -            $   -

Cost of sales                                            -                -                       -                -
                                                 ----------        ---------             -----------      -----------

Gross profit                                             -                -                       -                -
                                                 ----------        ---------             -----------      -----------

General and administrative
   expenses                                        128,087           16,233                 262,324          137,049
                                                 ----------        ---------             -----------      -----------

Operating loss                                   ( 128,087)       (  16,233)              ( 262,324)       ( 137,049)

Interest income - net                                6,940            4,309                  19,606              128
                                                 ----------        ---------             -----------      -----------

Net loss before
   preferred dividend                            ( 121,147)       (  11,924)              ( 242,718)       ( 136,921)

Preferred dividend                               (  14,376)       (  15,697)              (  30,019)       (  29,386)
                                                 ----------        ---------             -----------      -----------

Net loss                                         ($135,523)       ($ 27,621)              ($272,737)       ($166,307)
                                                 ----------        ---------             -----------      -----------

Net loss per share
  of common stock                                   ($0.02)          ($0.01)                 ($0.04)          ($0.04)
                                                 ----------        ---------             -----------      -----------

Weighted average number of
  common shares outstanding                      6,369,609        5,295,622               6,367,015        4,195,436
                                                 ----------        ---------             -----------      -----------




                               See accompanying notes to financial statements.

                                                CORNICHE GROUP INCORPORATED

                                                 STATEMENTS OF CASH FLOWS
                                                        (Unaudited)

                                                                                          For the Six Months Ended
                                                                                    September 30,            September 30,
                                                                                        1997                     1998
                                                                                   (Consolidated)
Cash flows from operating activities:
   Net loss                                                                          ($  272,737)            ($  166,307)
                                                                                  ---------------         ---------------
   Adjustments to reconcile net loss to net
         cash used in operating activities:
      Series B Preferred shares issued
         for services rendered                                                             6,000                    -
      Series A Preferred stock dividends                                                  30,019                  29,386
      Depreciation                                                                         1,600                     194
      Increase (decrease) in cash flows as
            a result of changes in assets and
            liability account balances net of
            effects from purchases of Stamford
            Insurance Company, Ltd.:
         Other receivables                                                                   179                     904
         Other assets                                                                (    12,525)                   -
         Accounts payable, accrued expense
            and other current liabilities                                                 51,083             (    91,573)
                                                                                  ---------------         ---------------
   Total adjustments                                                                      76,356             (    61,089)
                                                                                  ---------------         ---------------
Net cash used in operating activities                                                (   196,381)            (   227,396)
                                                                                  ---------------         ---------------
Cash flows from investing activities:
   Investment in marketable securities                                               (   747,671)                   -
   Acquisition of property assets                                                    (    18,275)                   -
   Acquisition of Stamford Insurance Company, Ltd.                                   (    37,000)                   -
                                                                                  ---------------         ---------------
Net cash used in investing activities                                                (   802,946)                   -
                                                                                  ---------------         ---------------
Cash flows from financing activities:
   Net proceeds from issuance of capital stock                                            76,500               1,660,500
   Payments of capital lease obligation                                              (     2,783)                   -
   Payments of notes payable                                                                -                (   450,000)
   Additional borrowings                                                                    -                     50,000
                                                                                  ---------------         ---------------
Net cash provided by financing activities                                                 73,717               1,260,500
                                                                                  ---------------         ---------------

Net increase (decrease) in cash                                                      (   925,610)              1,033,104

Cash balance acquired with purchase of subsidiary                                         18,797                    -

Cash and cash equivalents at beginning of period                                       1,129,064                  13,167
                                                                                  ---------------         ---------------
Cash and cash equivalents at end of period                                            $  222,251              $1,046,271
                                                                                  ---------------         ---------------
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period:

      Income taxes                                                                    $     -                 $     -
                                                                                  ---------------         ---------------
      Interest                                                                        $      711              $     -
                                                                                  ---------------         ---------------
Supplemental Schedules of Non-Cash Transactions:
   Issuance of preferred stock for services rendered                                  $    6,000              $     -
   Company asset received under capital
      lease obligation                                                                $   10,110              $     -
                                                                                  ---------------         ---------------
   Accrual of dividend on Series A Preferred Stock                                    $   30,019              $   29,386
                                                                                  ---------------         ---------------




                               See accompanying notes to financial statements.

                                    CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                SEPTEMBER 30, 1998
                                                    (Unaudited)






NOTE 1 -       THE COMPANY.

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

                         On March 4,  1998,  the  Company  entered  into a Stock
               Purchase Agreement ("Agreement"), approved by the Company's stockholders on May 18, 1998, with certain individuals (the "Initial Purchasers") whereby the Initial Purchasers acquired an aggregate of 765,000 shares of a newly created Series B
               Convertible Redeemable Preferred Stock, par value $0.01 per share. Thereafter the Initial Purchasers have been endeavoring to establish for the Company new business operations in the insurance sector, more specifically the property and casualty specialty insurance markets. Management is exploring a number of specialty insurance opportunities for the development of new business operations.

                         On September 30, 1998, the Company  acquired all of the
               capital stock of Stamford Insurance Company, Ltd. ("Stamford") for $37,000 in cash in a transaction accounted for as a purchase. Stamford was charted under the Laws of, and is licensed to conduct business as an insurance company by, the Cayman Islands. From its inception through its acquisition by the Company, Stamford did not generate any revenues but has incurred expenses.

NOTE 1 -       THE COMPANY.  (Continued)

                         The   unaudited   consolidated   combined   results  of
               operations, on a pro forma basis as though Stamford had been acquired at the beginning of each period, is as follows:


                                                        For the Three Months               For the Six Months
                                                         Ended September 30,               Ended September 30,

                                                       1998               1997             1998            1997

               Net sales                              $   -             $   -            $   -             $   -
                                                   ------------      ------------     ------------      ------------
               Costs and expenses                     $205,086          $ 22,223         $345,502          $146,058
                                                   ------------      ------------     ------------      ------------
               Net loss                              ($211,380)        ($ 31,976)       ($353,134)        ($171,908)
                                                   ------------      ------------     ------------      ------------
               Net loss per share                       ($0.03)           ($0.01)          ($0.05)           ($0.04)
                                                   ------------      ------------     ------------      ------------


NOTE 2 -       BASIS OF PRESENTATION.

                         The accompanying  unaudited  financial  statements have
               been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.
               Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and 1997 and the results of operations and cash flows for the three and six months ended September 30, 1998 and 1997. The results of operations for the three and six months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

                         The March 31, 1998 balance  sheet has been derived from
               the audited financial statements at that date included in the Company's annual report on Form 10-K. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K.



NOTE 3 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

               (a)    Estimates:

                         The  preparation of financial  statements in conformity
               with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 3 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  (Continued)

               (b)    Cash Equivalents:

                         Short-term  cash  investments  which have a maturity of
               ninety days or less are considered cash equivalents in the statement of cash flows.


               (c)    Marketable Securities:

                         The  Company  uses an  investment  advisory  company to
               invest its funds in highly liquid cash management funds. The market value of the investment approximates cost.


               (d)    Property and Equipment:

                         Property  and   equipment   are   depreciated   by  the
               straight-line method over the estimated useful lives of the assets, which range principally from three to ten years. Assets held under capital leases are amortized over the life of the lease which approximates its useful life.


               (e)    Income Taxes:

                         Effective  October 1993, the Company  adopted SFAS 109,
               "Accounting for Income Taxes", which recognizes (a) the amount of taxes payable or refundable for the current year and, (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an enterprise's financial statement or tax returns. There is no difference as to financial and tax reporting. The deferred tax asset attributable to the Company's $870,000 net operating loss carryforward has been fully reserved as management can not determine the likelihood of its utilization.


               (f)    Fair Value of Financial Instruments:

                         The Company adopted  Statement of Financial  Accounting
               Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The statement requires that the Company recognize and measure impairment losses of long-lived assets, certain identifiable intangibles, value long-lived assets to be disposed of and long-term liabilities. At September 30, 1998, the carrying values of the Company's other assets and liabilities approximate their estimated fair values.

NOTE 3 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  (Continued)

               (g)    Earnings Per Share:

                         The Company adopted  Statement of Financial  Accounting
               Standards No. 128, "Earnings Per Share," in the year ended March 31, 1998. Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented as it is anti-dilutive in all periods.


               (h)    Recently Issued Accounting Pronouncements:

                         The  Financial   Accounting   Standards   Board  issued
               Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income", No. 131 - "Disclosures about Segments of an Enterprise and Related Information", No. 132 - "Employer's Disclosures about Pension and Other Postretirement Benefits" and No. 133 - "Accounting for Derivative Instruments and Hedging Activities". Management does not believe that the effect of implementing these new standards will be material to the Company's financial position, results of operations and cash flows.



NOTE 4 -       STOCKHOLDER'S EQUITY.

               (a) 7% Cumulative Convertible Preferred Stock:

                         In connection  with the  settlement  of the  securities
               class action litigation in 1994, the Company issued 1,000,000 shares of 7% cumulative convertible preferred stock with an aggregate value of $1,000,000. The following summarizes the terms of 7% cumulative convertible preferred stock as more fully set forth in the Certificate of Designation. The preferred stock has a liquidation value of $1 per share, is non-voting and convertible into common stock of the Company at a price of $5.20 per share. Preferred stock- holders are entitled to receive a cash dividend of 7% paid semi- annually. The preferred shares are callable by the Company at any time after the first anniversary of issuance, at prices ranging form 101% to 105% of face value. In addition, if the closing price of the Company's common stock exceeds $13.80 per share for a period of 20 consecutive trading days, the preferred shares are callable by the Company at a price equal to 1% of face value. The Certificate of Designation also states that the holders of the preferred shares may require the Company, subject to certain conditions, to purchase any and all of the outstanding preferred shares at a price of $1.00 per share at any time commencing December 1, 1999. During the six months ended September 30, 1998, 63,262 shares of the preferred were converted into 12,166 shares of common stock. During the year ended March 31, 1998, holders of 15,359 shares of preferred stock converted such shares into 2,953 shares of the Company's common stock.

NOTE 4 -       STOCKHOLDER'S EQUITY.  (Continued)

               (b)    Series B Convertible Redeemable Preferred Stock:

                         On March 4,  1998,  the  Company  entered  into a Stock
               Purchase Agreement ("Agreement"), approved by the Company's stockholders on May 18, 1998, with certain individuals (the "Initial Purchasers") whereby the Initial Purchasers and two other persons acquired an aggregate of 825,000 shares of a newly created Series B Convertible Redeemable Preferred Stock ("Series B Stock"), par value $0.01 per share.

                         Pursuant to the Agreement and subsequent  transactions,
               the Initial Purchasers acquired 765,000 shares of Series B Stock for $76,500 in cash. The Company will pay certain legal expenses of the Initial Purchasers equaling approximately $50,000 in connection with the Transaction. In addition, the Company issued 50,000 shares of Series B Stock to Alan Zuckerman as compensation valued at $5,000 for his assistance to the Company in the identification and review of business opportunities and this transaction and for his assistance in bringing the transaction to fruition. Additionally, the Company issued 10,000 shares of Series B Stock to James Fyfe as compensation valued at $1,000 for his work in bringing this Transaction to fruition. These issuances diluted the voting rights of existing stockholders by approximately 57%. The total authorized shares of Series B Convertible Redeemable Preferred Stock are 825,000.

                         The  following  summarizes  the  terms of the  Series B
               Stock whose terms are more fully set forth in the Certificate of Designation. The Series B Stock carries a zero coupon and each share of the Series B Stock is convertible into ten shares of the Company's Common Stock. The holder of a share of the Series B Stock is entitled to ten times any dividends paid on the Common Stock and such stock has ten votes per share and vote as one class with the Common Stock. Accordingly, the Initial Purchasers have sufficient voting power to elect all of the Board of Directors. However, the Initial Purchasers are required to vote in favor of Mr. Fyfe or his designee as a director of the Corporation through June 30, 2000.

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

NOTE 4 -       STOCKHOLDER'S EQUITY.  (Continued)

                         Pursuant  to  the  terms  of  the   Agreement  and  the
               Certificate of Designation, from March 31, 2000 to June 30, 2000, the Company has the right to repurchase or redeem such shares of Series B Stock from the holders for total consideration of $0.10 per share ($82,500 in the aggregate) unless, during the period from the date of the closing of the transaction through March 31, 2000,


               (i) the Company's shares of common stock maintain a minimum closing bid price of not less than $2 per share on a public market during a period of any 10 consecutive trading days, and either

               (ii) the Company raises a minimum of $2,500,000 of new equity capital through a placement of Common Stock, or

               (iii) the Company has net revenues of at least $1,000,000 in any fiscal quarter through the fiscal quarter ending March 31, 2000 (collectively, the "Trigger Conditions").

                         Mr. Fyfe or the  director designated  by Mr. Fyfe will
               have the ability to determine if the Company will elect to exercise this redemption right on behalf of the Company.


               (c)       Common Stock:

                         On May  15,  1997,  the  Company  commenced  a  private
               securities offering pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. The offering of up to 400 units, each unit consisting of 10,000 shares of common stock being offered at a price of $5,000 per unit. The Company used a placement agent for such offering who received a sales commission equal to 10% of the offering price of each unit sold. In connection with the offering, 369 units were sold for gross receipts of $1,845,000 from which the agent was paid a commission $184,500 for net of $1,660,500 to the Company. The proceeds of such offering are intended to be utilized to enable the Company to attempt to effect the acquisition of an operating business entity, for working capital and to pay off the promissory notes and to redeem the common stock purchase warrants issued in the Company's private securities offering which was completed on April 30, 1997.

                         In March  1998,  the  Company  sold  250,000  shares of
               common stock at $.50 per share realizing $125,000.

                         The  stockholders at the annual meeting held on May 18,
               1998, approved the reduction of the par value of the common stock from $0.10 per share to $0.001 per share. The par value is being reduced to $0.001 per share to conform with the new Series B Convertible Redeemable Preferred Stock, as each share of the Series B Convertible Redeemable Preferred Stock par value $0.01 per share, is convertible into ten (10) shares of common stock.

               (d)       Warrants:

                         The Company has issued common stock  purchase  warrants
               from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company.

                         A total of 101,308  shares of common stock are reserved
               for issuance upon exercise of warrants as of September 30, 1998.


               (e)       1998 Employee Incentive Stock Option Plan:

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


               (f)       Independent Directors Compensation Plan:

                         In order to be able to  attract  qualified  independent
               directors in the future, the Corporation has adopted the Independent Directors Compensation Plan, pursuant to which each director who is not an officer or employee would receive compensation of $2,500 plus 500 shares of the Corporation's Common Stock each quarter. The Plan effective as of April 30, 1998.

                         Independent directors will also continue to be eligible
               to receive stock options each year under the Director Option Plan at the rate of 1,500 options per year at fair market value.

NOTE 5 -       OTHER EVENTS.

               (a)       Lease of New Office Space:

                         As of August 1, 1998, the  Corporation has entered into
               a three year lease for business offices of 4,100 square fee in Euless, Texas at an annual rental of $50,000.


               (b)       Investment Contract:

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

               (c)       Year 2000:

                         Even though the Company at the present  time does not
               have any operations, it recognizes the need to ensure that its future operations, if any, will not be adversely affected by Year 2000 software or hardware failures. The Company has not commenced communications with its suppliers, banks, investment advisors, and others with which it presently does, or intends to conduct, business to coordinate Year 2000 conversion. It intends to commence such communications over the next several months.

                         Since the Company has not been engaged in any business
               for the past several years,its basic concerns regarding Year 2000 compliance are focused on future operations. The Company is in the process of making the initial assessment of its computer information needs and has just recently ordered its first system hardware which is expected to be delivered shortly. The Company will be further assessing its future software needs. The Company intends to obtain assurances from vendors that the hardware and software which it acquires is Year 2000 compliant.

                         The Company does not know what impact, if any, Year
               2000 non-compliance will have on its financial condition or its contemplated future operations. But based upon the available current information, the Company does not anticipate that, in the aggregate, costs associated with Year 2000 issues will have a material adverse financial impact. However, there can be no assurances that, despite steps which the Company intends to take to insure that it, its future customers, its suppliers and others are free of Year 2000 issues, the Company will not encounter non-compliance issues that could have a material adverse impact on its financial condition and/or its future operations. If, despite the Company's efforts, there are Year 2000 related failures affecting the Company from outside sources, management at the present time does not believe the impact will be substantial.

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                     AND RESULTS OF OPERATIONS

                         The following discussion and analysis should be read in
               conjunction with the financial statements and notes thereto contained elsewhere in this Form 10-Q. Certain statements under this caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations," constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Risk Factors-Forward Looking Statements.

               PLAN OF OPERATION

                         Through  February 28, 1996,  the Company was engaged in
               the retail sale and wholesale distribution of stationery products and related office products, including office furniture, in the United Kingdom through its two subsidiaries. As a result of large operating losses and cash outflows in 1995 and 1996 receivers were appointed to these subsidiaries in February 1996. Since the liquidation of the subsidiaries by the receivers, the Company has been inactive.

                         In May 1998,  the Company  sold to certain  individuals
               through a stock purchase agreement an aggregate of 765,000 shares of a newly created Series B Convertible Redeemable Preferred Stock, par value for 0.01 per share for $76,500. Following the sale management has been endeavoring to establish for the Company new business operations in the insurance sector, more specifically the property and casualty specialty insurance markets.

                         The  Company's  plan of  operation  for the next twelve
               months will principally involve the continuation of its endeavors to establish itself in the casualty and property insurance sector. Towards that end, the Company entered into a letter of intent to acquire a domestic insurance carrier. In August 1998, management terminated these negotiations. The Company acquired on September 30, 1998, Stamford Insurance Company, Ltd., an inactive foreign corporation, which is licensed in the Cayman Islands as a casualty and property insurer. The Company intends to use this
               subsidiary as a reinsurer.   Management believes that sufficient
               reinsurance business is available to be written by the Company subject to, among other things, its ability to raise the requisite capital funding. Depending upon when and if the Company is successful in securing its capital reqirements, it may be feasible for the Company to generate operating revenues in or about the middle of 1999. Management is also exploring other opportunities in specialty insurance markets. The Company's future success in developing operations in the insurance sector is dependent upon, among other things, management's ability to obtain sufficient capital funding for its plans.

               RESULTS OF OPERATIONS

                         During the period  March 1996 through  March 1998,  the
               Company's primary activities have been to engage in three private securities offerings, and to settle and pay off certain of its outstanding liabilities. In May 1998, the stockholders approved the issuance of the Series B Preferred Stock, change in control and new business operations. The losses before net interest income and preferred dividend accrual during the three and six month periods ended September 30, 1998 were $128,000 and $262,000 which is an increase of $111,000 (693.8%) over the three months ended September 30, 1997 and an increase of $125,000 (91.2%) over the six months ended September 30, 1997. The increase in both current periods arose from increases in general and administrative costs primarily consulting and professional fees of $40,000, salaries of $35,000, stockholders annual meeting and general office costs of $30,000 over the 1997 period amounts.

                         Although   general   and   administrative   costs  were
               relatively the same in the current quarter ($128,000) as compared to the three months ended June 30, 1998 cost of $134,000, the
               current   quarter's   professional  fees  decreased  $35,000  and
               salaries increased $35,000 as compared to the prior quarter's costs. The general and adminis- trative costs in the quarter ended September 30, 1997 were $121,000 less than the costs incurred in the quarter ended June 30, 1997. The reduction is attributable to incurring annual stockholder costs and professional fees in the first quarter without any such costs in the subsequent quarter.

                         Net interest income  increased to $7,000 and $20,000 in
               the current three and six periods from $4,000 and $0 in the prior year. The increase is the result of income earned from the Company's sales of its securities in October 1997 through May 1998.

                         The  accrual  of  the   preferred   dividend   remained
               relatively constant in each period.

                         Net loss in the current  quarter  increased by $108,000
               (385.7%)  to  $136,000  from  $28,000  in 1997  and the net  loss increased $107,000 (64.5%) in the current six month period to $273,000 from $166,000 in the prior year principally from the increased general and administrative costs.

               FINANCIAL CONDITION

                         The Company's cash position was reduced by $907,000
               from March 31, 1998 to September 30, 1998 due to an increase in investments in marketable securities of $748,000, the acquisition of property and other assets of $31,000 and the acquisition of the Company's subsid- iary for $37,000. The purchased subsidiary had cash on the date of acquisition September 30, 1998 of $19,000.

                          Even though the acquisition of Stamford may enable
               the Company to generate limited reinsurance revenues, management's business plan requires additional funding through  future sales of the  Company's  securities  and/or other
               financing   alternatives.  Management  anticipates  a  continued
               deterioration in the Company's financial condition in the near term due to ongoing general and administrative costs until the Company raises the sufficient financing to capitalize its insurance business and commence its intended operations. The Company intended to raise capital through a private placement of its securities, and in that regard, the Company had preliminary discussions with potential investors. Based upon these preliminary discussions, the Company has decided to re-evaluate its financing options and may seek to raise funds through different investment vehicles than initially contemplated. There can be no assurance that the Company will be successful in its efforts to raise any funds from any of the options under evaluation or that it will be able to avail itself of other alternative sources of funds.

               LIQUIDITY AND CAPITAL RESOURCES

                         The  Company  relied  solely on the  proceeds  from the
               sales of its securities in October 1997 and May 1998 for the sources of its funds. The Company will need additional capital to implement its business plan.

                         The  Company's  working  capital at September 30, 1998,
               September 30, 1997 and March 31, 1998 was $643,000, $842,000, and
               $870,000, respectively. The deterioration of working capital of approximately $199,000 and $227,000 from a year and six months ago, respectively primarily resulted from the net loss incurred during the period net of the proceeds from the sale of the Company's securities.

               INFLATION

                         Inflation  has  not  had a  significant  effect  on the
               Company's operations or financial position and management believes that the future effects of inflation on the Company's operations and financial position will be insignificant.

               YEAR 2000 COMPLIANCE

                         Even  though the Company at the present  time does not
               have any operations, it recognizes the need to ensure that its future operations, if any, will not be adversely affected by Year 2000 software or hardware failures. The Company has not commenced communications with its suppliers, banks, investment advisors, and others with which it presently does, or intends to conduct, business to coordinate Year 2000 conversion. It intends to commence such communications over the next several months.

                         Since the Company has not been engaged in any business
               for the past several years,its basic concerns regarding Year 2000 compliance are focused on future operations. The Company is in the process of making the initial assessment of its computer information needs and has just recently ordered its first system hardware which is expected to be delivered shortly. The Company will be further assessing its future software needs. The Company intends to obtain assurances from vendors that the hardware and software which it acquires is Year 2000 compliant.

                         The Company does not know what impact, if any, Year
               2000 non-compliance will have on its financial condition or its contemplated future operations. But based upon the available current information, the Company does not anticipate that, in the aggregate, costs associated with Year 2000 issues will have a material adverse financial impact. However, there can be no assurances that, despite steps which the Company intends to take to insure that it, its future customers, its suppliers and others are free of Year 2000 issues, the Company will not encounter non-compliance issues that could have a material adverse impact on its financial condition and/or its future operations. If, despite the Company's efforts, there are Year 2000 related failures affecting the Company from outside sources, management at the present time does not believe the impact will be substantial.

               FORWARD-LOOKING AND CAUTIONARY STATEMENTS

                         Certain statements  included in this report,  including
               the words "believes," anticipates, "expects" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report, as well as the Company's periodic reports on other fillings with the Securities and Exchange Commission.

                                                    SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 CORNICHE GROUP INCORPORATED
                                                                (Registrant)


                                          By/s/   Robert Hutchins
                                                 Robert Hutchins, President and
                                                     Principal Financial Officer




         Date:  November 23, 1998