Form 10-Q
period 1998-12-31
CORNICHE GROUP INC /DE
filed 1999-02-19
CIK 320017

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                      ----------------------------------


                                   FORM 10-Q


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 31, 1998

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______________________ to _______________________


                        Commission File Number 0-10909

                          CORNICHE GROUP INCORPORATED
            (Exact name of registrant as specified in its charter)


           Delaware                                     52-2023491
(State of other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

610 South Industrial Blvd.
Suite 220
Euless, Texas                                             76040
(Address of principal executive office)                 (zip code)


   Registrant's telephone number, including area code:  817-283-4250


                                Not Applicable
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---

           6,370,179 shares, $.001 par value, as of January 26, 1999

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                          CORNICHE GROUP INCORPORATED

                               DECEMBER 31, 1998
                                  (Unaudited)



                                   I N D E X
                                   ---------



                                                                        Page No.
                                                                        --------



Part I -  Financial Information:

        Item 1. Consolidated Financial Statements (Unaudited):

                Balance Sheets
                At December 31, 1998 and March 31, 1998...............      3


                Statements of Operations
                For the Three and Nine Months Ended
                December 31, 1998 and 1997............................      4

                Statements of Cash Flows
                For the Nine Months Ended
                December 31, 1998 and 1997............................      5

                Notes to Consolidated Financial Statements............     6-13

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations.........    14-17


Part II - Other Information:

        Items 3 - 9
        Not Applicable................................................     18

        Signature.....................................................     19

                          CORNICHE GROUP INCORPORATED

                                BALANCE SHEETS
                                  (Unaudited)

                                  A S S E T S
                                  -----------

                                                          December 31,   March 31,
                                                             1998          1998
                                                        ---------------------------
                                                        (Consolidated)  (Restated)
Current assets:
 Cash and equivalents                                      $ 206,313    $ 1,129,064
 Marketable securities                                       628,175              -
 Other receivables and prepaid expenses                            -            179
                                                           ---------    -----------
      Total current assets                                   834,488      1,129,243

Property and equipment, net                                   40,781            359
Other assets                                                  12,525              -
License, net of accumulated amortization                      17,997              -
                                                           ---------    -----------

                                                           $ 905,791    $ 1,129,602
                                                           =========    ===========
           LIABILITIES, STOCKHOLDERS' EQUITY AND (CAPITAL DEFICIENCY)
           ----------------------------------------------------------
Current liabilities:
 Dividends payable - preferred stock                       $ 236,981    $   208,464
 Accounts payable, accrued expenses
   and other current liabilities                             133,940         51,212
 Current portion of capital lease obligations                  4,649              -
                                                           ---------    -----------
      Total current liabilities                              375,571        259,676
                                                           ---------    -----------

Capital lease obligations                                      9,262              -
                                                           ---------    -----------

Series A Convertible Preferred Stock:
 Series A $0.07 cumulative convertible
   preferred stock - stated value - $1.00 per
   share Issued - 1,000,000 shares
   Outstanding - 828,765 shares
   at December 31, 1998 and 893,908 shares
   at March 31, 1998                                         828,765        893,908
                                                           ---------    -----------

Convertible Redeemable Preferred Stock, Common Stock,
   Other Stockholders' Equity and (Accumulated Deficit):
 Preferred stock - authorized 5,000,000 shares
   Series B convertible redeemable preferred
      stock, $.01 par value:
     Authorized, issued and outstanding at
     December 31, 1998 - 825,000 shares and
     zero shares at March 31, 1998                             8,250              -
 Common stock $.001 par value, December 31, 1998,
   $0.10 par value, March 31, 1998
   Authorized - 30,000,000 shares
   Issued and outstanding - 6,369,968 at December 31,
     1998 and 6,355,231 at March 31, 1998                      6,370        635,522
 Additional paid-in capital                                2,836,420      2,053,750
 Accumulated deficit                                      (3,160,847)    (2,713,254)
                                                           ---------    -----------
      Total convertible redeemable preferred
        stock, common stock, other stockholders'
        equity and (accumulated deficit)                    (307,807)       (23,982)
                                                           ---------    -----------

                                                         $ 1,027,892    $ 1,129,602
                                                         ===========    ===========

                See accompanying notes to financial statements.

                          CORNICHE GROUP INCORPORATED

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                  For the Three Months          For the Nine Months
                                   Ended December 31,           Ended December 31,
                               -------------------------------------------------------
                                     1998         1997           1998         1997
                               -------------------------------------------------------
                               (Consolidated)               (Consolidated)

Net sales                        $        -   $        -      $        -   $        -

Cost of sales                             -            -               -            -
                                 ----------   ----------      ----------   ----------

Gross profit                              -            -               -            -
                                 ----------   ----------      ----------   ----------

General and administrative
 expenses                           165,528       31,268         428,157      168,317
                                 ----------   ----------      ----------   ----------

Operating loss                     (165,528)     (31,268)       (428,157)    (168,317)

Interest income - net                 6,940        4,309          25,206        6,253
                                 ----------   ----------      ----------   ----------

Net loss before
 preferred dividend                (162,002)     (25,143)       (402,951)    (162,064)

Preferred dividend                  (14,623)     (15,697)        (44,642)     (45,083)
                                 ----------   ----------      ----------   ----------

Net loss                          ($176,625)   ($ 40,840)      ($447,583)   ($207,147)
                                 ==========   ==========      ==========   ==========

Net loss per share
 of common stock                     ($0.02)      ($0.01)         ($0.07)      ($0.04)
                                 ==========   ==========      ==========   ==========

Weighted average number of
 common shares outstanding        6,369,814    6,104,643       6,367,015    4,833,849
                                 ==========   ==========      ==========   ==========


                See accompanying notes to financial statements.

                          CORNICHE GROUP INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       For the Nine   For the Nine
                                                       Months Ended   Months Ended
                                                       December 31,   December 31,
                                                           1998           1997
                                                      ----------------------------
                                                      (Consolidated)
Cash flows from operating activities:
 Net loss                                                ($447,593)     ($207,147)
                                                       -----------    -----------
 Adjustments to reconcile net loss to net
   cash used in operating activities:
  Series B Preferred shares issued
   for services rendered                                     6,000              -
  Series A Preferred stock dividends                        44,642         45,083
  Depreciation                                               3,435            291
  Increase (decrease) in cash flows as
    a result of changes in assets and
    liability account balances net of
    effects from purchases of Stamford
    Insurance Company, Ltd.:
   Other receivables                                           179         (1,231)
   Other assets                                            (12,525)             -
   Accounts payable, accrued expense
    and other current liabilities                           82,729        (89,722)
                                                       -----------    -----------
 Total adjustments                                         124,460        (45,579)
                                                       -----------    -----------
Net cash used in operating activities                     (323,133)      (252,726)
                                                       -----------    -----------

Cash flows from investing activities:
 Investment in marketable securities                      (628,175)             -
 Acquisition of property assets                            (25,746)             -
 Acquisition of Stamford Insurance Company, Ltd.           (37,000)             -
                                                       -----------    -----------
Net cash used in investing activities                     (690,921)             -
                                                       -----------    -----------

Cash flows from financing activities:
 Net proceeds from issuance of capital stock                76,500      1,660,500
 Payments of capital lease obligation                       (3,995)             -
 Payments of notes payable                                       -       (450,000)
 Additional borrowings                                           -         50,000
                                                       -----------    -----------
Net cash provided by financing activities                   72,505      1,260,500
                                                       -----------    -----------

Net increase (decrease) in cash                           (941,549)     1,007,774

Cash balance acquired with purchase of subsidiary           18,797              -

Cash and cash equivalents at beginning of period         1,129,064         13,167
                                                       -----------    -----------

Cash and cash equivalents at end of period             $   206,312    $ 1,020,941
                                                       ===========    ===========

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period:
  Income taxes                                         $         -    $         -
                                                       ===========    ===========

  Interest                                             $       886    $         -
                                                       ===========    ===========

Supplemental Schedules of Non-Cash Transactions:

 Issuance of preferred stock for services rendered     $     6,000    $         -
                                                       ===========    ===========
 Property assets received under capital
  lease obligations                                    $    17,806    $         -
                                                       ===========    ===========
 Accrual of dividends on Series A Preferred Stock      $    28,517    $    45,083
                                                       ===========    ===========
 Series A Preferred Stock and dividends thereon
  converted to common stock and additional
  paid-in capital upon conversion                      $    15,125    $     2,007
                                                       ===========    ===========

                See accompanying notes to financial statements.

                  CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998
                                  (Unaudited)



NOTE 1 -  CORRECTION OF AN ERROR.

                The financial statements as at March 31, 1998 have been restated to reflect the Series A 7% Redeemable Preferred Stock as an item similar to debt instead of a component of equity as previously reported in Form 10-K for the period ended March 31, 1998 as prescribed by the Securities and Exchange Commission ("SEC") Accounting Series Release No. 268. The Series A Preferred Stock's Put feature (see Note 5) places the redemption of this class of stock outside the control of the Company (assuming the conditions allowing redemption are satisfied) and accordingly should be classified similar to debt. Previously the Series A Preferred Stock was included in stockholders' equity, which is not in accordance with SEC regulations and generally accepted accounting principles.



NOTE 2 -  THE COMPANY.

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

                Corniche experienced large operating losses and net cash outflows from operating activities in fiscal 1995 and 1996 resulting in a significant reduction in working capital during the period. The Company was unsuccessful in its efforts to raise interim financing to resolve its liquidity problems. Additionally, the Company was not able to convert a significant portion of its bank debt to equity. As a result, receivers were appointed to Corniche's subsidiaries, Chessbourne and TSCL, on February 7, 1996 by their primary bankers and secured lender, Bank of Scotland, and Corniche Distribution Limited was placed in receivership on February 28, 1996. Since then the Company has been inactive.

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

                On September 30, 1998, the Company acquired all of the capital stock of Stamford Insurance Company, Ltd. ("Stamford") for $37,000 in cash in a transaction accounted for as a purchase. Stamford was chartered under the laws of, and is licensed to conduct business as an insurance company by, the Cayman Islands. From its inception through its acquisition by the Company, Stamford did not generate any revenues but has incurred expenses.

                The unaudited consolidated combined results of operations, on a pro forma basis as though Stamford had been acquired at the beginning of each period, is as follows:

                                For the Three Months      For the Nine Months
                                 Ended December 31,        Ended December 31,
                              ------------------------  ------------------------
                                 1998         1997         1998         1997
                              -----------  -----------  -----------  -----------

        Net sales             $        -   $        -   $        -   $        -
                              ==========   ==========   ==========   ==========

        Costs and expenses    $  165,528   $   33,440   $  428,157   $  179,498
                              ==========   ==========   ==========   ==========

        Net loss               ($176,625)   ($ 41,318)   ($447,583)   ($214,227)
                              ==========   ==========   ==========   ==========

        Net loss per share        ($0.02)      ($0.01)      ($0.07)      ($0.04)
                              ==========   ==========   ==========   ==========


NOTE 3 -  BASIS OF PRESENTATION.

                The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 1998 and 1997 and the results of operations and cash flows for the three and nine months ended December 31, 1998 and 1997. The results of operations for the three and nine months ended December 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

                The March 31, 1998 balance sheet has been derived from the audited financial statements at that date included in the Company's annual report on Form 10-K retroactively reflecting the correction of an error (See Note 1). These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K.

NOTE 4 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

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

          (e)  Income Taxes:

                Effective October 1993, the Company adopted SFAS 109, "Accounting for Income Taxes", which recognizes (a) the amount of taxes payable or refundable for the current year and, (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an enterprise's financial statement or tax returns. There is no difference as to financial and tax reporting. The deferred tax asset attributable to the Company's $950,000 net operating loss carryforward has been fully reserved as management can not determine the likelihood of its utilization.

          (f)  Fair Value of Financial Instruments:

                The Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The statement requires that the Company recognize and measure impairment losses of long-lived assets, certain identifiable intangibles, value long-lived assets to be disposed of and long-term liabilities. At December 31, 1998, the carrying values of the Company's other assets and liabilities approximate their estimated fair values.

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

NOTE 5 -  SERIES A $0.07 CONVERTIBLE PREFERRED STOCK.

                In connection with the settlement of the securities class action litigation in 1994, the Company issued 1,000,000 shares of Series A $0.07 Convertible Preferred Stock (the"Series A Preferred Stock") with an aggregate value of $1,000,000. The following summarizes the terms of Series A Preferred Stock as more fully set forth in the Certificate of Designation. The Series A Preferred Stock has a liquidation value of $1 per share and is non-voting. Each share Series A Preferred Stock is convertible into 0.1923 of a share of common stock. Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends of $0.07 per year, payable semi-annually. Until November 30, 1999 the Series A Preferred Stock is callable by the Company at a price of $1.04 per share, plus accrued and unpaid dividends, and thereafter at a price of $1.05 per share, plus accrued and unpaid dividends. In addition, if the closing price of the Company's common stock exceeds $13.80 per share for a period of 20 consecutive trading days, the Series A Preferred Stock is callable by the Company at a price equal to $0.01 per share, plus accrued and unpaid dividends. The Certificate of Designation for the Series A Preferred Stock also states that at any time after December 1, 1999 any holder of Series A Preferred Stock may require the Company to redeem his shares of Series A Preferred Stock (if there are funds with which the Company may do so) at a price of $1.00 per share. Notwithstanding any of the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. During the nine months ended December 31, 1998, 65,029 shares of the Series A preferred stock were converted into 12,525 shares of common stock. During the year ended March 31, 1998, holders of 15,359 shares of the Series A Preferred Stock converted such shares into 2,953 shares of the Company's common stock. At December 31, 1998, 828,765 shares of Series A Preferred Stock were outstanding.

NOTE 6 -  STOCKHOLDER'S EQUITY.

          (a)  Series B Convertible Redeemable Preferred Stock:

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

                Pursuant to the Agreement and subsequent transactions, the Initial Purchasers acquired 765,000 shares of Series B Stock for $76,500 in cash. The Company will pay certain legal expenses of the Initial Purchasers equaling approximately $50,000 in connection with the Agreement. In addition, the Company issued 50,000 shares of Series B Stock to Alan Zuckerman as compensation valued at $5,000 for his assistance to the Company in the identification and review of business opportunities and this transaction and for his assistance in bringing the transaction to fruition. Additionally, the Company issued 10,000 shares of Series B Stock to James Fyfe as compensation valued at $1,000 for his work in bringing this transaction to fruition. These issuances diluted the voting rights of existing stockholders by approximately 57%. The total authorized shares of Series B Convertible Redeemable Preferred Stock are 825,000.

                The following summarizes the terms of the Series B Stock whose terms are more fully set forth in the Certificate of Designation. The Series B Stock carries a zero coupon and each share of the Series B Stock is convertible into ten shares of the Company's Common Stock. The holder of a share of the Series B Stock is entitled to ten times any dividends paid on the Common Stock and such stock has ten votes per share and votes as one class with the Common Stock. Accordingly, the Initial Purchasers have sufficient voting power to elect all of the Board of Directors. However, the Initial Purchasers are required to vote in favor of Mr. Fyfe or his designee as a director of the Corporation through June 30, 2000.

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

          (b)   Common Stock:

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

          (c)   Warrants:

                The Company has issued common stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company.

                A total of 101,308 shares of common stock are reserved for issuance upon exercise of warrants as of December 31, 1998.

          (d)   1998 Employee Incentive Stock Option Plan:

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

          (e)   Independent Directors Compensation Plan:

                In order to be able to attract qualified independent directors in the future, the Corporation has adopted the Independent Directors Compensation Plan, pursuant to which each director who is not an officer or employee would receive compensation of $2,500 plus 500 shares of the Corporation's Common Stock each quarter. The Plan became effective as of April 30, 1998.

                Independent directors will also continue to be eligible to receive stock options each year under the Director Option Plan at the rate of 1,500 options per year at fair market value.

Note 7 -  OTHER EVENTS.

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

          (c)   Year 2000:

                Even though the Company at the present time does not have any operations, it recognizes the need to ensure that its future operations, if any, will not be adversely effected by Year 2000 software or hardware failures. The Company has commenced communications with its suppliers, banks, investment advisors, and others with which it presently does business to coordinate Year 2000 conversion and it intends to continue such communications over the next several months. The results of such communications, which to date are insignificant, have not required the Company to incur any additional costs.

                Since the Company has not been engaged in any business for the past several years, its basic concerns regarding Year 2000 are focused on the future. The Company is in the process of making the initial assessment of its computer information needs and has just recently ordered and has partially received its first system hardware, which is expected to be fully delivered and installed shortly. The Company will be further assessing its future software needs. The Company has received assurances from its vendors of hardware and software that it has acquired to date is Year 2000 compliant. The Company intends to continue to obtain such assurances from its hardware and software vendors that the hardware and software it acquires is Year 2000 compliant.

                The Company does not know what impact, if any, Year 2000 non-compliance will have on its financial condition or its contemplated future operations. But based upon the available current information, the Company does not anticipate that, in the aggregate, costs associated with Year 2000 issues will have a material adverse financial impact. However, there can be no assurances that, despite steps which the Company has taken, is presently taking and intends to take in the future to insure that it, its future customers, its suppliers and others are free of Year 2000 issues, the Company will not encounter non-compliance issues that could have a material adverse impact on its financial condition and/or its future operations. If, despite the Company's efforts under its Year 2000 planning, there are Year 2000 related failures affecting the Company from outside sources, management at the present time does not believe the impact will be substantial.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

              The following discussion and analysis should be read in conjunction with the financial statements and notes thereto contained elsewhere in this Form 10-Q. Certain statements under this caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations," constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Forward Looking And Cautionary Statements".

        PLAN OF OPERATION

              Through February 28, 1996, the Company was engaged in the retail sale and wholesale distribution of stationery products and related office products, including office furniture, in the United Kingdom through its two subsidiaries. As a result of large operating losses and cash outflows in 1995 and 1996,receivers were appointed to these subsidiaries in February 1996. Since the liquidation of the subsidiaries by the receivers, the Company has been inactive.

              In May 1998, the Company sold to certain individuals through a stock purchase agreement an aggregate of 765,000 shares of a newly created Series B Convertible Redeemable Preferred Stock, par value $0.01 per share, for $76,500. Following the sale, management has been endeavoring to establish for the Company new business operations in the insurance sector, more specifically the property and casualty specialty insurance markets.

              The Company's plan of operation for the next twelve months will principally involve the continuation of its endeavors to establish itself in the casualty and property insurance sector. Towards that end, the Company entered into a letter of intent to acquire a domestic insurance carrier. In August 1998, management terminated these negotiations. The Company acquired on September 30, 1998, Stamford Insurance Company Ltd., an inactive foreign corporation, which is licensed in the Cayman Islands as a casualty and property insurer. The Company intends initially to use this subsidiary as a reinsurer. Management believes that sufficient reinsurance business is available to be written by the Company subject to, among other things, its ability to raise the requisite capital funding. Depending upon when and if the Company is successful in securing its capital requirements, it could be feasible for the Company to generate operating revenues in or about the middle of 1999. Management is also exploring other opportunities in specialty insurance markets. The Company's future success in developing operations in the insurance sector is dependent upon, among other things, management's ability to obtain sufficient capital funding for its plan.

        RESULTS OF OPERATIONS

              During the period March 1996 through March 1998, the Company's primary activities have been to engage in three private securities offerings, and to settle and pay off certain of its outstanding liabilities. In May 1998, the stockholders approved the issuance of the Series B Preferred Stock, change in control and new business operations. The losses before net interest income and preferred dividend accrual during the three and nine month periods ended December 31, 1998 were $166,000 and $428,000, respectively, which is an increase of $134,000 (432.2%) over the three months ended December 31, 1997 and an increase of $260,000 (154.8%) over the nine months ended December 31, 1997. The increase in both current periods arose from increases in general and administrative costs primarily consulting and professional fees of $60,000, salaries of $55,000, and stockholders annual meeting and general office costs of $50,000 over the 1997 period amounts.

              General and administrative costs increased in the current quarter by $38,000 to $166,000 as compared to the three months ended September 30, 1998 cost of $128,000. The increase is attributable to increased professional fees. The general and administrative costs in the second quarter of 1997 were $15,000 less than the costs incurred in the quarter ended December 31, 1997. The increase is attributable to stockholder costs and professional fees in the third quarter.

              Net interest income increased to $7,000 and $25,000 in the current three and nine month periods from $4,000 and $6,000 in the prior year. The increase is the result of income earned from the Company's sales of its securities in October 1997 through May 1998.

              The accrual of the preferred dividend remained relatively constant in each period.

              Net loss in the current quarter increased by $136,000 (331.7%) to $177,000 from $41,000 in 1997 and the net loss increased $240,000 (115.9%) in the current nine month period to $447,000 from $207,000 in the prior year principally from the increased general and administrative costs.

        FINANCIAL CONDITION

              The Company's cash condition was reduced by $942,000 from March 31, 1998 to December 31, 1998 due to an increase in investments in marketable securities of $628,000, the acquisition of property of $26,000, the acquisition of the Company's subsidiary for $37,000, and cash used in operations of $323,000. The purchased subsidiary had cash on the date of acquisition, September 30, 1998, of $19,000.

              Even though the acquisition of Stamford may enable the Company to generate limited reinsurance revenues, management's business plan requires additional funding through future sales of the Company's securities and/or other financing alternatives. Management anticipates a continued deterioration in the Company's financial condition in the near term due to ongoing general and administrative costs until the Company raises the sufficient financing to capitalize its insurance business and commence its intended operations. The Company intended to raise capital through a private placement of its securities, and in that regard, the Company had preliminary discussions with potential investors. Based upon these preliminary discussions, the Company has decided to reevaluate its financing options and may seek to raise funds through different investment vehicles than initially contemplated. There can be no assurance that the Company will be successful in its efforts to raise any funds from any of the options under evaluation or that it will be able to avail itself of other alternative sources of funds.

        LIQUIDITY AND CAPITAL RESOURCES

              The Company relied solely on the proceeds from the sale of its securities in October 1997 and May 1998 for the sources of its funds. The Company will need additional capital to implement its business plan.

              The Company's working capital at December 31, 1998, December 31, 1997 and March 31, 1998 was $458,000, $801,000, and $870,000,
        respectively. The deterioration of working capital of approximately $412,000 and $343,000 from a year and nine months ago, respectively, primarily results from the net loss incurred during the period, net of the proceeds from the sale of the Company's securities.

              The Certificate of Designation for the Series A Preferred Stock (filed as Exhibit 3.8 to the Company's Form 10-K for the year ended September 30, 1994) states that at any time after December 1, 1999 any holder of Series A Preferred Stock may require the Company to redeem his shares of Series A Preferred Stock (if there are funds with which the Company may legally do so) at a price of $1.00 per share. Notwithstanding the foregoing redemption provisions, if any dividends on the Series A Preferred Stock past due, no shares of Series A Preferred Stock may be redeemed by the Company unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. Each share of Series A Preferred Stock is convertible into 0.19234 of a share of common stock of the Company, which is equal to one share of Common Stock per each 5.2 shares of Series A Preferred Stock converted. At December 31, 1998, 828,765 shares of Series A Preferred Stock were outstanding. If after December 1, 1999 a significant number of shares of Series A Preferred Stock remain unconverted into common stock, and if the Company were required to redeem any significant number of shares of Series A Preferred Stock, the Company's financial condition would be materially affected.

        INFLATION

              Inflation has not had a significant effect on the Company's operations or financial position and management believes that the future effects of inflation on the Company's operations and financial position will be insignificant.

        YEAR 2000 COMPLIANCE

              Even through the Company at the present time does not have any operations, it recognizes the need to ensure that its future operations, if any, will not be adversely effected by Year 2000 software or hardware failures. The Company has commenced communications with its suppliers, banks, investment advisors, and others with which it does business to coordinate Year 2000 conversion and it intends to continue such communications over the next several months.

              Since the Company has not been engaged in any business for the past several years, its basic concerns regarding Year 2000 are focused on the future. The Company is in the process of making the initial assessment of its computer information needs and has just recently ordered and has partially received its first system hardware, which is expected to be fully delivered and installed shortly. The Company will be further assessing its future software needs. The Company has received assurances from its vendors of hardware and software that it has acquired to date is Year 2000 compliant. The Company intends to continue to obtain such assurances from its hardware and software vendors that the hardware and software it acquires is Year 2000 compliant.

              The Company does not know what impact, if any, Year 2000 non-compliance will have on its financial condition or its contemplated future operations. But based upon the available current information, the Company does not anticipate that, in the aggregate, costs associated with Year 2000 issues will have a material adverse financial impact. However, there can be no assurances that, despite steps which the Company has taken, is presently taking and intends to take in the future to insure that it, its future customers, its suppliers and others are free of Year 2000 issues, the Company will not encounter non-compliance issues that could have a material adverse impact on its financial condition and/or its future operations. If, despite the Company's efforts under its Year 2000 planning, there are Year 2000 related failures affecting the Company from outside sources, management at the present time does not believe the impact will be substantial.

        FORWARD-LOOKING AND CAUTIONARY STATEMENTS

              Certain statements included in this report, including the words "believes", "anticipates", "expects" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report, as well as the Company's periodic reports on other filings with the Securities and Exchange Commission.

                          CORNICHE GROUP INCORPORATED


                                    PART II

                               OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS.

        Not applicable.


ITEM 2. CHANGES IN SECURITIES AREA USE OF PROCEEDS.

        Not applicable.


ITEM 3. DEFAULTS UPON SECURITIES.

        Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.


ITEM 5. OTHER INFORMATION.

        Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        Not applicable.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CORNICHE GROUP INCORPORATED
                                     (Registrant)



                              By:  /s/ ROBERT HUTCHINS
                                  ----------------------------------------
                                  Robert Hutchins, President and
                                  Principal Financial Officer



Date:  February 19, 1999