Form 10-K/A
period 1998-03-31
CORNICHE GROUP INC /DE
filed 1999-04-26
CIK 320017

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

                         Commission file number: 0-10909

                           CORNICHE GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)

               Delaware                                   22-2343568
   (State or other jurisdiction of                     (I.R.S. employer
   incorporation or organization)                     Identification No.)

     610 South Industrial Boulevard
     Suite 220
     Euless, Texas                                             76040
     (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code:      (817) 283-4250

     Securities registered pursuant to Section 12(b) of the Act:    None

     Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (title of class)

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days    Yes X  No   .
                                        ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                   -----------
                         $12,604,462 as of June 1, 1998
                   (Aggregate market value of the voting stock
                      held by non-affiliates of registrant)
                      6,355,231 shares, $.001 par value, as
                 of June 1, 1998 (Indicate the number of shares
                     outstanding of each of the registrant's
           classes of common stock, as of the latest practicable date)

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

         The preceding description represents the Corporation's current plans for the Corporation, which are subject to change as business necessities require during the course of implementation. No assurances can be given that the Corporation will be successful in implementing this business plan as currently envisioned.

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



             Sales Prices
---------------------------------------
    Fiscal 1997         High      Low
--------------------  --------  -------
First Quarter         $    .44  $   .19
Second Quarter             .38      .19
Third Quarter              .38      .06
Fourth Quarter             .44      .19


    Fiscal 1998         High      Low
--------------------  --------  -------
First Quarter         $   1.06  $   .31
Second Quarter            1.00      .63
Third Quarter              .88      .69
Fourth Quarter            2.44      .69


              Bid Prices
---------------------------------------
    Fiscal 1999         High      Low
--------------------  --------  -------
First Quarter         $   2.38  $  1.16


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


                                                 MARCH 31,      MARCH 31,     MARCH 31,       MARCH 25,       MARCH 27,
                                                   1998           1997          1996            1995            1994
                                               -------------  -------------  ------------  --------------   -------------
Statement of Operations:
   Net Sales.................................  $         -0-  $         -0-  $        -0-  $   21,048,151   $   7,585,360
   Cost of Sales.............................            -0-            -0-           -0-      15,531,102       5,121,884
   Gross Profit..............................            -0-            -0-           -0-       5,517,049       2,463,476
   Operating (Loss) Income...................      (221,602)      (251,583)     (257,073)      (2,821,339)        207,300
   Net (Loss) Income.........................      (263,865)      (332,604)     (323,510)      (3,394,652)          1,804
   Net (Loss) Income per Common Share:.......          (.05)          (.14)         (.14)           (2.05)            -0-
   Weighted Average Number of Shares
      Outstanding............................      5,165,272      2,412,278     2,300,289       1,656,903       1,669,784
   Dividends per Common Share................            -0-            -0-           -0-             -0-             -0-




                                               MARCH 31, 1998   MARCH 31, 1997   MARCH 31, 1996
                                               --------------   --------------   --------------
Balance Sheet Data:
   Working Capital (Deficiency)..............  $      869,567   $     (652,456)  $     (320,240)
   Total Assets..............................       1,129,602           14,914          136,201
   Current Liabilities.......................         259,676          666,623          455,306
   (Accumulated Deficit)......................     (2,713,254)      (2,499,389)      (2,116,785)
   Common Stock, Other Stockholders' Equity
      and Capital Deficiency.................         (23,982)      (1,560,976)      (3,825,234)


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

         The Certificate of Designation for the Series A Preferred Stock (filed as Exhibit 3.8 to the Company's Form 10-K for the year ended September 30, 1994) states that at any time after December 1, 1999 any holder of Series A Preferred Stock may require the Company to redeem his shares of Series A preferred Stock (if their are funds with which the Company may legally do so) at a price of $1.00 per share. Notwithstanding the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. The holders of Series A Preferred stock may convert their Series A preferred Stock into shares of common stock of the Company at a price of $5.20 per share. Of the 893,908 shares of Series A Preferred Stock outstanding at March 31, 1998, 65,145 of such shares were converted into 12,525 shares of the Company's common stock through December 31, 1998. If after December 1, 1999 a significant number of shares of Series A Preferred Stock remain unconverted into common stock, and if the Company were required to redeem any significant number of shares of Series A Preferred Stock, the Company's financial condition would be materially affected.

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

         On August 12, 1998, the Company and Simontaccchi terminated their client-auditor relationship. The reports of Simontacchi on the financial statements of the Company for the prior two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Board of Directors of the Company participated in and approved the decision to change the independent accountants. In connection with its audits for the prior two fiscal years and through August 12, 1998, there were no disagreements with Simontacchi on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Simontacchi, would have caused Simontacchi to make reference thereto in its report on the financial statements for such years. No "reportable events" as describe under Item 304(a)(1)(v) of Regulation S-K occurred during the prior two fiscal years.

         The Company simultaneously engaged Weinick Sanders Leventhal & Co., LLP ("Weinick") as its new independent accountants as of August 12, 1998. Such appointment was approved by the Company's Board of Directors. The Company had not consulted with Weinick regarding any matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

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



                                                            Director
            Name            Other Offices Held       Age     Since
      ----------------  --------------------------  -----  ---------
                        Vice President,
      James J. Fyfe     Chief Operating Officer     43     1995


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



                                                            Director
            Name            Other Offices Held       Age     Since
      ----------------  --------------------------  -----  ---------
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

                                              Summary Compensation Table
                       ---------------------------------------------------------------------------
                                                                      Long-Term Compensation
                                                             -------------------------------------
                             Annual Compensation                  Awards               Payouts
                       --------------------------------      ----------------    -----------------
Name and Principal                                             Options/SARs        ($) All other
Position                  Year              Salary ($)             (#)             Compensation
                       ------------    ----------------      ----------------    -----------------
James J. Fyfe(1)          1998                 -0-                  1,500               -0-
                          1997                 -0-                  1,500               -0-
                          1996               $76,000                 -0-                -0-

-----------------
(1) Mr. Fyfe became sole officer on March 6, 1996 following the resignations of Brian J. Baylis and Susan A.M. Crisp. His 1996 salary was paid to Mr. Fyfe by the former U.K. subsidiary.

         All officers hold office until the meeting of the Board following the next annual meeting of stockholders or until the earlier of their resignation or removal.


                      OPTION/SAR Grants in Last Fiscal Year

                                   Individual Grants
----------------------------------------------------------------------------------------------

                        Number of
                        Shares of        % of Total
                      Common Stock      Options/SARs
                       Underlying        Granted to
                      Options/SARs      Employees in     Exercise or Base
Name                   Granted (#)       Fiscal Year       Price ($/Sh)       Expiration Date
-----------------   ----------------  ----------------  -------------------  -----------------
James J. Fyfe             1,500             100%              $.3125              May 2002


              Aggregated Options/SAR Exercises in Last Fiscal Year
                          and FY-End Options/SAR/Values

                                                                              Value of
                                                            Number of      Unexercised In-
                                                           Unexercised        the-Money
                                                         Options/SARs At   Options/SARs At
                                                           FY-End (#)        FY-END (%)
                      Shares Acquired   Value Realized    Exercisable/      Exercisable/
Name                  on Exercise (#)        ($)          Unexercisable    Unexercisable
-----------------   ------------------ ---------------- ----------------- -----------------
James J. Fyfe               -0-              -0-             0/3,000            0/0

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



                                                      BENEFICIAL      PERCENTAGE
     NAME AND ADDRESS OF BENEFICIAL OWNER (2)         OWNERSHIP        OF CLASS      AMOUNT      PERCENTAGE
--------------------------------------------------  --------------    -----------  ----------   ------------
James Fyfe........................................        3,000(3)            (4)     103,000            0.7%
Joel San Antonio (5)..............................             -0-            -0-   6,850,000           46.9%
Robert Hutchins...................................             -0-            -0-     150,000            1.0%
Ronald Glime......................................          50,000            0.8%    550,000            3.8%
Glenn Aber........................................             -0-            -0-     150,000            1.0%
Bruce H. Paul.....................................         500,000            7.9%    500,000            3.4%
Alan Zuckerman....................................             -0-            -0-      500,00            3.4%
All directors and executive officers as a group (5          53,000            0.9%  7,803,000           53.4%
     persons).....................................

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

         The financial statements filed as a part of this report are as follows:

         Report of independent accountants

         Balance Sheets - March 31, 1998 and March 31, 1997

         Statements of Operations - Years ended March 31, 1998, March 31, 1997 and March 31, 1996

         Statements of Common Stock, Other Stockholders' Equity and Capital
                  Deficiency - Years ended March 31, 1998, March 31, 1997 and March 31, 1996

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

Exhibits

         The exhibits filed as a part of this report are as follows:

                                          Exhibit No.
                                        of incorporated
                                     report specified below
3     (a)  Certificate of Incorporation filed September 18, 1980 (1)                                 3
      (b)  Amendment to Certificate filed September 29, 1980 (1)                                     3
      (c)  Amendment to Certificate of Incorporation filed July 28, 1983 (2)                       3(b)
      (d)  Amendment to Certificate of Incorporation filed February 10, 1984 (2)                   3(d)
      (e)  Amendment to Certificate of Incorporation filed March 31, 1986 (3)                      3(e)
      (f)  Amendment to Certificate of Incorporation filed March 23, 1987 (4)                      3(g)
      (g)  Amendment to Certificate of Incorporation filed June 12, 1990 (5)                        3.8
      (h)  Amendment to Certificate of Incorporation filed September 27, 1991 (6)                   3.9
      (i)  Certificate of Designation filed November 12, 1994 (7)                                   3.8
      (j)  Amendment to Certificate of Incorporation filed September 28, 1995 (10)                 3(j)
      (k)  Certificate of Designation for the Series B Preferred Stock
           dated May 18, 1998 (12)                                                                C 3(f)
      (l)  By-laws of the Corporation, as amended on April 25, 1991 (6)
      (m)  Amendment to Certificate of Incorporation dated May 18, 1998 (12)                         A
4     (a)  Form of Underwriter's Warrant (6)                                                       4.9.1
      (b)  Form of Promissory Note - 1996 Offering (10)                                            4(b)
      (c)  Form of Promissory Note - 1997 Offering (10)                                            4(c)
      (d)  Form of Common Stock Purchase Warrant - 1996 Offering (10)                              4(d)
      (e)  Form of Common Stock Purchase Warrant - 1997 Offering (10)                              4(e)
10    (a)  1986 Stock Option Plan, as amended (7)                                                  10.6
      (b)  1992 Stock Option Plan (8)                                                                B
      (c)  Stock Purchase Agreement dated as of January 30, 1997 by and among the Corporation, the Bank of Scotland
           and 12 buyers (10)                                                                      10(m)
      (d)  Mutual Release dated as of January 30, 1997 by and among
           the Corporation, James Fyfe and the Bank of Scotland (10)                               10(n)
      (e)  Stock Purchase Agreement, dated as of March 4, 1998, between
           the Corporation and the Initial Purchasers named therein (12)                             B
      (f)  1998 Employees Stock Option Plan (12)                                                     D
16    (a)  Letter of Mahoney Cohen & Company, CPA, PC regarding their concurrence with the statements made by the Corporation concerning their resignation as the Corporation's principal
           accountant (11)                                                                         16(a)
27         Financial Data Schedule, filed herewith.

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

                                      CORNICHE GROUP INCORPORATED


                                      By:   /s/ Robert H. Hutchins
                                            --------------------------------
                                            Robert H. Hutchins, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated:


Signatures                                   Title                Date
----------                                   -----                ----
Principal Executive Officer:

/s/Robert H. Hutchins                       President         April 21, 1999
------------------------------------
ROBERT H. HUTCHINS


A Majority of the board of directors:

/s/Joel San Antonio                         Chairman of       April 21, 1999
------------------------------------        the Board
JOEL SAN ANTONIO

/s/Robert H.Hutchins                                          April 21, 1999
------------------------------------
ROBERT H. HUTCHINS

/s/Ronald Glime                                               April 21, 1999
------------------------------------
RONALD GLIME

/s/Glenn Aber                                                 April 21, 1999
------------------------------------
GLENN ABER


------------------------------------
JAMES J. FYFE

                           CORNICHE GROUP INCORPORATED

                              FINANCIAL STATEMENTS

                             MARCH 31, 1998 AND 1997

                           CORNICHE GROUP INCORPORATED

                                 MARCH 31, 1998






                                    I N D E X





                                                                                         Page No.
                                                                                         --------
Financial Statements:


        Balance Sheets at March 31, 1998 and 1997 .................................       F-4


        Statements of Operations
           For the Years Ended March 31, 1998, 1997 and 1996 ......................       F-5


        Statements of Common Stock, Other
           Stockholders' Equity and (Capital Deficiency)
           For the Years Ended March 31, 1998, 1997 and 1996 ......................       F-6


        Statements of Cash Flows
           For the Years Ended March 31, 1998, 1997 and 1996 ......................    F-7 - F-8


        Notes to Financial Statements .............................................    F-9 - F-21


        Schedule II - Valuation of Qualifying Accounts
           For the Years Ended March 31, 1998, 1997 and 1996 ......................      F-22

                     [SIMONTACCHI & COMPANY, LLP LETTERHEAD]




                          INDEPENDENT AUDITOR'S REPORT



To the Stockholders and Board of Directors
Corniche Group Incorporated
Wayne, New Jersey

We have audited the accompanying balance sheets of Corniche Group Incorporated as of March 31, 1998 and 1997 and the related statements of operations, common stock, other stockholders' equity and (capital deficiency), and cash flows for the years ended March 31, 1998, 1997 and 1996. Our audits also include the financial statement schedule for the years ended March 31, 1998, 1997 and 1996. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements and the financial statement schedule of Corniche Distribution Limited and Subsidiaries, a former consolidated subsidiary, as of March 31, 1996 and for the year then ended. These statements and schedules were not audited as the corporations were in receivership in the United Kingdom (see
Note 2 of the financial statements), and the records are unavailable for audit.

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

As described in Note 1, the financial statements have been restated to reflect the Series A 7% Convertible Redeemable Preferred Stock similar to debt instead of a component of stockholders' equity.

                                                  /s/ SIMONTACCHI & COMPANY, LLP
Fairfield, New Jersey
July 10, 1998

                           CORNICHE GROUP INCORPORATED

                            BALANCE SHEETS - RESTATED

                                   A S S E T S



                                                                   MARCH 31,
                                                           ------------------------
                                                              1998          1997
                                                           -----------  -----------
Current assets:
   Cash and equivalents................................... $ 1,129,064  $    13,167
   Other receivable.......................................          --        1,000
   Prepaid expenses.......................................         179           --
                                                           -----------  -----------
      Total current assets................................   1,129,243       14,167

Other assets:

   Property and equipment, net............................         359          747
                                                           $ 1,129,602  $    14,914
                                                           ===========  ===========

                          LIABILITIES AND COMMON STOCK,
                OTHER STOCKHOLDERS' EQUITY AND CAPITAL DEFICIENCY

Current liabilities:
   Notes payable.......................................... $        --  $   400,000
   Trade accounts payable.................................      21,362        4,929
   Dividends payable - preferred stock....................     208,464      148,397
   Accrued liabilities....................................      29,850      113,297
                                                           -----------  -----------
      Total current liabilities...........................     259,676      666,623
                                                           -----------  -----------
Redeemable preferred stock, 5,000,000 shares authorized
   Series A 7% convertible preferred stock -
      stated value $1.00 per share
   Issued - 1,000,000 shares
   Outstanding - 893,908 shares at March 31, 1998
      and 909,267 at March 31, 1997.......................     893,908      909,267
                                                           -----------  -----------
Common stock, other stockholders' equity
      and capital deficiency:
   Common stock, $0.10 par value, authorized -
      30,000,000 shares, issued 6,355,231 March 31,
      1998 and 2,630,378 March 31, 1997...................     635,522      263,037
   Additional paid-in capital.............................   2,053,750      830,086
   (Accumulated deficit)..................................  (2,713,254)  (2,449,389)

   Treasury stock - at cost, 218,100 shares
      at March 31, 1997                                             --     (204,710)
                                                           -----------  -----------
        Total common stock, other stockholders'
        equity and capital deficiency.....................     (23,982)  (1,560,976)
                                                           -----------  -----------
                                                           $ 1,129,602  $    14,914
                                                           ===========  ===========



                See accompanying notes to financial statements.

                           CORNICHE GROUP INCORPORATED

                            STATEMENTS OF OPERATIONS




                                                                        FOR THE YEARS ENDED MARCH 31,
                                                                 -----------------------------------------
                                                                     1998           1997           1996
                                                                 -----------    -----------    -----------
Net sales ....................................................   $        --    $        --    $        --
Cost of sales ................................................            --             --             --
                                                                 -----------    -----------    -----------
Gross profit .................................................            --             --             --
Selling, general and administrative expenses .................       221,602        251,583        257,073
                                                                 -----------    -----------    -----------

Operating loss ...............................................      (221,602)      (251,583)      (257,073)
Loss on sale of assets .......................................            --             --         (3,042)
Interest, net ................................................        17,804        (17,373)          (600)
                                                                 -----------    -----------    -----------

Loss from continuing operations ..............................      (203,798)      (268,956)      (260,715)
Preferred stock dividend .....................................       (60,067)       (63,648)       (62,795)
                                                                 -----------    -----------    -----------

Loss after preferred dividends ...............................      (263,865)      (332,604)      (323,510)
Loss from discontinued operations ............................            --             --     (3,432,032)
Excess of UK subsidiary cumulative losses over investment ....            --             --      5,466,636
                                                                 -----------    -----------    -----------
Net income (loss) ............................................   $  (263,865)   $  (332,604)   $ 1,711,094
                                                                 ===========    ===========    ===========

Income (loss) per share of common stock:
   Income (loss) from continuing operations ..................   $     (0.05)   $     (0.14)   $     (0.14)
   Income (loss) discontinued operations .....................   $      0.00    $      0.00    $      0.88
                                                                 -----------    -----------    -----------

Net income (loss) ............................................   $     (0.05)   $     (0.14)   $      0.74
                                                                 ===========    ===========    ===========

Weighted average number of
   common shares outstanding .................................     5,165,272      2,412,278      2,300,289
                                                                 ===========    ===========    ===========


                See accompanying notes to financial statements.

                           CORNICHE GROUP INCORPORATED

             STATEMENTS OF COMMON STOCK, OTHER STOCKHOLDERS' EQUITY
                       and (CAPITAL DEFICIENCY) - RESTATED

                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996



                                              COMMON STOCK
                                          ---------------------
                                                                             ADDITIONAL
                                          NUMBER OF              PAID-IN     ACCUMULATED  TRANSLATION   CUMULATIVE
                                            SHARES    AMOUNT     CAPITAL       DEFICIT    ADJUSTMENT   TREASURY STOCK      TOTAL
                                          ---------  ---------  -----------  -----------  -----------  --------------   -----------
Balance - March 25, 1995 ................ 2,119,857  $ 211,985  $        --   (3,827,879) $    (4,630) $     (204,710)  $(3,825,234)

Conversion of preferred stock ...........     7,077        708       36,094           --           --              --       36,802
Adjustment to common stock ..............      (156)       (16)          16           --           --              --           --
Issuance of common stock ................   478,600     47,860      909,340           --           --              --      957,200
Costs related to sale of common stock ...        --         --     (162,864)          --           --              --     (162,864)
Issuance of common stock ................    25,000      2,500       47,500           --           --              --       50,000
Preferred stock dividends ...............        --         --           --      (62,795)          --              --      (62,795)
Elimination of UK subsidiaries ..........        --         --           --    2,034,604        4,630              --    2,039,234
Net loss ................................        --         --           --     (260,715)          --              --     (260,715)
                                          ---------  ---------  -----------  -----------  -----------  --------------   ----------
Balance - March 31, 1996 ................ 2,630,378    263,037      830,086   (2,116,785)          --        (204,710)  (1,228,372)
Preferred stock dividends ...............        --         --           --      (63,648)          --              --      (63,648)
Net loss ................................        --         --           --     (268,956)          --              --     (268,956)
                                          ---------  ---------  -----------  -----------  -----------  --------------   ----------

Balance - March 31, 1997 ................ 2,630,378    263,037      830,086   (2,449,389)          --        (204,710)  (1,560,976)

Issuance of common stock for cash ....... 3,940,000    394,000    1,576,000           --           --              --    1,970,000
Costs related to sale of common stock ...        --         --     (184,500)          --           --              --     (184,500)
Conversion of preferred stock ...........     2,953        295       15,064           --           --              --       15,359
Retirement of treasury stock ............  (218,100)   (21,810)    (182,900)          --           --         204,710           --
Preferred stock dividends ...............        --         --           --      (60,067)          --              --      (60,067)
Net loss ................................        --         --           --     (203,798)          --              --     (203,798)
                                          ---------  ---------  -----------  -----------  -----------  --------------   ----------

Balance - March 31, 1998 ................ 6,355,231  $ 635,522  $ 2,053,750  $(2,713,254) $        --  $           --   $  (23,982)
                                          =========  =========  ===========  ===========  ===========  ==============   ==========



                See accompanying notes to financial statements.

                           CORNICHE GROUP INCORPORATED

                       STATEMENTS OF CASH FLOWS -RESTATED



                                                                                          FOR THE YEARS ENDED MARCH 31,
                                                                                    ---------------------------------------
                                                                                       1998          1997           1996
                                                                                    ----------    -----------    ----------
Cash flows from operating activities:
   Net loss from continuing operations .........................................    $ (263,865)   $  (332,604)   $ (323,510)
                                                                                    ----------    -----------    ----------
   Adjustments to reconcile net loss to net cash used in
        operating activities:
      Preferred Stock dividend .................................................        60,067         63,648        62,795
      Depreciation .............................................................           388            388         1,749
      Loss on sale of property and equipment ...................................            --             --         3,042
      Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
        Notes receivable .......................................................            --        125,000        75,000
        Prepaid expenses and other receivables .................................           821          9,000         8,422
        Notes payable ..........................................................            --             --       (11,292)
        Trade accounts payable .................................................        16,433       (178,194)      127,757
        Accrued liabilities ....................................................       (83,447)         8,493      (415,070)
                                                                                    ----------    -----------    ----------
      Total adjustments ........................................................        (5,738)        28,335      (183,597)
                                                                                    ----------    -----------    ----------

Net cash used in continuing operations .........................................      (269,603)      (304,269)     (507,107)

Net cash used in discontinued operations .......................................            --             --      (331,337)
                                                                                    ----------    -----------    ----------

Net cash used in operating activities ..........................................      (269,603)      (304,269)     (838,444)
                                                                                    ----------    -----------    ----------
Cash flows from investing activities:
   Payments to acquire fixed assets ............................................            --             --        (8,926)
   Proceeds from sale of equipment .............................................            --             --         3,000
                                                                                    ----------    -----------    ----------
Net cash used in investing activities ..........................................            --             --        (5,926)
                                                                                    ----------    -----------    ----------
Cash flows from financing activities:
   Net proceeds from issuance of common stock for cash .........................     1,785,500             --       794,336
   Net proceeds from issuance of common stock for services .....................            --             --        50,000
   Payment of notes payable ....................................................      (400,000)       (77,630)           --
   Additional borrowings .......................................................            --        395,000            --
                                                                                    ----------    -----------    ----------
Net cash provided by financing activities ......................................     1,385,500        317,370       844,336
                                                                                    ----------    -----------    ----------
Net increase (decrease) in cash ................................................     1,115,897         13,101           (34)

Cash and cash equivalents at beginning of year .................................        13,167             66           100
                                                                                    ----------    -----------    ----------
Cash and cash equivalents at end of year .......................................    $1,129,064    $    13,167    $       66
                                                                                    ==========    ===========    ==========


                See accompanying notes to financial statements.

                           CORNICHE GROUP INCORPORATED

                                                                 FOR THE YEARS ENDED MARCH 31,
                                                                ------------------------------
                                                                  1998      1997        1996
                                                                -------   ---------   --------
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year:
      Interest..............................................    $ 4,181   $ 178,373   $    600
                                                                =======   =========   ========

      Income taxes..........................................    $    --   $      --   $     --
                                                                =======   =========   ========

Supplemental Schedule of Non-Cash Investing and financing activities:

During the years ended March 31, 1998, 1997 and 1996, the Company accrued preferred stock dividends of $60,067, $63,648 and $62,795, respectively.

During the years ended March 31, 1998 and 1996 the holders of 15,359 and 36,802, respectively, shares of Series A 7% Convertible Preferred Stock converted such shares into 2,953 and 7,077, respectively, shares of the Company's common stock.

On February 27, 1998, the Company retired the treasury stock of 218,100 common shares, reducing the value of common stock outstanding by $21,810; additional paid-in capital by $182,900 and removing treasury stock of $204,710.



                See accompanying notes to financial statements.

                           CORNICHE GROUP INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998


NOTE 1 -       CORRECTION OF AN ERROR.

                         The accompanying financial statements as at March 31,
               1998 and 1997 and for the three years ended March 31, 1998 have been restated to reflect the Series A 7% Redeemable Preferred Stock as an item similar to debt instead of a component of stockholders' equity as previously reported in Form 10-K for the period ended March 31, 1998 as prescribed by the Securities and Exchange Commission ("SEC") Accounting Series Release No. 268. The Series A Preferred Stock's Put feature (see Note 6) places the redemption of this class stock outside the control of the Company (assuming the conditions allowing redemption are satisfied) and accordingly should be classified similar to debt. Previously the Series A Preferred Stock was included in stockholders' equity which is not in accordance with SEC regulations and generally accepted accounting principles.

NOTE 2 -       THE COMPANY.

                         Corniche Group Incorporated, formerly Fidelity Medical,
               Inc. (hereinafter referred to as the "Company" or "CGI") as a result of a reverse acquisition with Corniche Distribution Limited and its Subsidiaries ("Corniche") (see "Reverse Acquisition" below), was engaged in the retail sale and wholesale distribution of stationery products and related office products, including office furniture, in the United Kingdom. The operating subsidiaries of Corniche were Chessbourne International Limited ("Chessbourne") and The Stationery Company Limited ("TSCL").

                         Corniche experienced large operating losses and net
               cash outflows from operating activities in fiscal 1995 and 1996 resulting in a significant reduction in working capital during the period. The Company was unsuccessful in its efforts to raise interim financing to resolve its liquidity problems. Additionally, the Company was not able to convert a significant portion of its bank debt to equity. As a result, receivers were appointed to Corniche's subsidiaries, Chessbourne and TSCL on February 7, 1996 by their primary bankers and secured lender, Bank of Scotland. Corniche Distribution Limited was placed in receivership on February 28, 1996 (see Note 3).


                         New Business Operations (see Note 10).

NOTE 3 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

               (a) Reverse Acquisition:

                         On March 2, 1995, the stockholders of Corniche
               exchanged all of their common stock for 1,097,250 shares of CGI. Since the former stockholders' of Corniche owned a majority of the outstanding stock of CGI after acquisition, such purchase transaction was accounted for as a reverse acquisition. The acquired company (Corniche) was deemed to have acquired the acquiring company (CGI). Historical stockholders' equity of Corniche has been retroactively restated to give effect to the recapitalization. The historical financial statements prior to March 2, 1995 are those of Corniche. Further, on March 2, 1995, CGI acquired a 49% interest in the outstanding shares of Chessbourne.


               (b) UK Receivership Proceeding:

                         Significant losses were incurred during the forty weeks
               to December 30, 1995 and in the fiscal year ended March 25, 1995, resulting in a working capital and a stockholders' deficiency as of December 30, 1995 and March 25, 1995. Management of Corniche has taken several step to reduced the amount of cash used by operations, including relocation of its corporate facilities and reduce staffing levels and other operating expenses. However, a receivership proceeding involving the operating subsidiaries of the Company was commenced on February 7, 1996 and the UK holding company, Corniche Distribution Limited, was placed in receivership on February 28, 1996. The receiverships resulted in the loss of all of the Company's operations and operating assets and eliminated most liabilities. Accordingly, the operating activities of the UK subsidiaries have been classified as a discontinued operation and the excess of the UK subsidiary's cumulative losses over the Company's investment was included in the income statement for the year ended March 31, 1996.


               (c) Cash Equivalents:

                         Short-term cash investments which have a maturity of
               ninety days or less are considered cash equivalents in the statement of cash flows.


               (d) Estimates:

                         The preparation of financial statements in conformity
               with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 3 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (Continued)

               (e) Office Furniture and Equipment:

                         Office furniture and equipment are depreciated by the
               straight-line method over the estimated useful lives of the assets, which range principally from three to ten years.


               (f) Income Taxes:

                         Effective October 1993, the Company adopted SFAS 109,
               "Accounting for Income Taxes", which recognizes (a) the amount of taxes payable or refundable for the current year and, (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an enterprise's financial statement or tax returns.
               There is no difference as to financial and tax.


               (g) Fair Value of Financial Instruments:

                         The Company adopted Statement of Financial Accounting
               Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed of". The statement requires that the Company recognize and measure impairment losses of long-lived assets, certain identifiable intangibles, value long-lived assets to be disposed of and long-term liabilities. At March 31, 1998 and 1997, the carrying values of the Company's other assets and liabilities approximate their estimated fair values.


               (h) Earnings Per Share:

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

NOTE 3 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (Continued)

               (i)       Recently Issued Accounting Pronouncements:

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



NOTE 4 -       PROPERTY AND EQUIPMENT.

                         Property and equipment consists of the following:


                                                           MARCH 31,
                                                        ----------------
                                                         1998      1997
                                                        -------  -------
                  Furniture and fixtures..............  $ 1,426  $ 1,426
                  Less: Accumulated depreciation......    1,067      679
                                                        -------  -------
                                                        $   359  $   747
                                                        =======  =======



NOTE 5 -       NOTES PAYABLE.

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

                         During the period January 1997 through April 30, 1997,
               the Company engaged in a private offering of securities pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. The offering consists of up to 19 units being sold at an offering price of $25,000 per unit. Each unit consists of one $25,000 face amount 90-day, 8% promissory note and one redeemable common stock purchase warrant to purchase 60,000 shares of the Company's common stock at a price of $.50 per share during a period of three years from issuance. The offering of up to $475,000 was conducted on a "best efforts" basis through RMCC. In connection with such offering, RMCC was paid sales commissions equal to 10% of the purchase price of each unit sold or $2,500 per unit.
               RMCC sold 17 units.

                         The notes payable of $400,000 at march 31, 1997
               relating to the above offering were paid in full during the year ended March 31, 1998 with funds generated from the sale of stock (see Note 7).



NOTE 6 -       REDEEMABLE PREFERRED STOCK.

                         In connection with the settlement of the securities
               class action litigation (see Note 7), the Company issued 1,000,000 shares of 7% cumulative convertible preferred stock with an aggregate value of $1,000,000. The preferred stock has a liquidation value of $1 per share, is non-voting and convertible into common stock of the Company at a price of $5.20 per share. Preferred stockholders are entitled to receive a cash dividend of 7% paid semi-annually. The preferred shares are callable by the Company at any time after the first anniversary of issuance, at prices ranging from 101% to 105% of face value. In addition, if the closing price of the Company's common stock exceeds $13.80 per share for a period of 20 consecutive trading days, the preferred shares are callable by the Company at a price equal to 1% of face value. In March 1995, the holders of 53,931 shares of preferred stock exercised their rights to convert and, accordingly, 10,371 shares of common stock were issued. During the year ended March 31, 1996, holders of 36,802 shares of preferred stock converted such shares into 7,077 shares of CGI's common stock. During the year ended March 31, 1998, holders of 15,359 share of preferred stock converted such shares into 2,953 shares of CGI's common stock.

NOTE 7 -       STOCKHOLDERS' EQUITY.

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

                         During the year ended March 31, 1996, the Company
               issued 25,000 shares of common stock to Trisec Holdings, Ltd. for consulting services in connection with the "Reverse Acquisition" (see Note 3) of Corniche on March 2, 1995.

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

                         A total of 101,308 shares of common stock are reserved
               for issuance upon exercise of warrants as of March 31, 1998. Warrants issued and outstanding are summarized as follows:



                                               SHARES
                                            ISSUABLE ON      EXERCISE      EXPIRATION
                                              EXERCISE         PRICE           DATE
                                            -----------    -------------   ------------
               September 1993.............        9,375       $46.40           4/99
               March 1995.................       91,933    $3.20 - $8.10   1/99 - 11/03



                         In March 1995, as a result of the sale of the Company
               of its medical imaging subsidiary, stock options held by certain directors, officers and employees under the Company's 1986 Stock Option Plan were converted to warrants on substantially the same terms as the previously held stock options, except these warrants were immediately vested.


                Stock Option Plans:

                         CGI has two stock option plans. The 1986 Stock Option
               Plan provides for the grant of options to purchase shares of the Company's common stock to employees. The 1992 Stock Option Plan provides for the grant of options to directors.

                         The 1986 Stock Option Plan allows for the grant of
               incentive stock options (ISO), non-qualified stock options (NQSO) and stock appreciation rights (SAR). The maximum number of shares of the Company's common stock that may be granted, as amended in April 1993, is 140,000 shares. The terms of the plan provide that options are exercisable for a period of up to ten years from the date of grant or a period of five years with respect to incentive stock options if the holder owns more than 10% of the Company's outstanding common stock. The exercise price and grantees of options are established by the Stock Option Committee. The exercise price of ISO's must be at least 100% of the fair market value of the common stock at the time of grant.

                         For the holders of more than 10% of the Company's
               outstanding common stock, the exercise price must be at least 110% of the fair market value. The exercise price of NQSO's must be not less than 80% of the fair market value of the common stock at the time of grant. An option is exercisable not earlier than six months from the date of grant.

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

                         Information with respect to options under the 1986 and
               1992 Stock Option Plans is summarized as follows:



                                                  MARCH 31,
                                       ---------------------------
                                        1998     1997       1996
                                       ------   -------   --------
Outstanding, beginning of year ....     1,500     7,500     28,980

Granted ...........................     1,500     3,000      9,000
Converted .........................        --        --         --
Expired ...........................        --    (9,000)   (30,480)
Exercised .........................        --        --         --
                                       ------   -------   --------

Outstanding, end of year ..........     3,000     1,500      7,500
                                       ======   =======   ========

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

NOTE 8 -       COMMITMENTS, CONTINGENCIES AND OTHER.

               Legal Proceedings:

                         During fiscal 1994, the Company disclosed
               irregularities in its revenue recognition practices which led to the restatement of the Company's financial statements for fiscal years ended September 30, 1989, 1990 and 1991, and the first quarter of fiscal 1992. As a result, nine class action securities complaints (the "lawsuits") were filed against the Company and certain other persons which were settled in January 1994. Pursuant to the settlement, the Company paid $2,560,000 in cash in 1995 and issued $1,000,000 in 75 cumulative convertible preferred stock. The preferred stock is convertible into common stock at a price of $5.20 per share, and is callable for five years. Stockholders who purchase CGI's shares between January 3, 1989 and May 7, 1992 were included within the plaintiff class for purposes of the settlement.

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



NOTE 9 -       INCOME TAXES.

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

                         Earnings (loss) before income taxes and preferred stock
               dividend is attributable to the following sources:




             FOR THE YEARS ENDED MARCH 31,
          ----------------------------------
              1998       1997       1996
          -----------  ---------  ----------
          $  (203,798) $(268,956) $ (260,715)
          ===========  =========  ==========

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



NOTE 10 -      SUBSEQUENT EVENTS.

                         The following actions of the Board of Directors were
               approved by a vote of the Corporation's stockholders at the annual meeting on May 18, 1998.


               (a) Amendment to the Corporation's Certificate of Incorporation to Reduce the Par Value of the Common Stock:

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


               (b) Issuance of Series B Convertible Redeemable Preferred Stock, Change in Control and New Business Operations:

                         On March 4, 1998, the Corporation entered into a Stock
               Purchase Agreement ("Agreement"), approved by the Corporation's stockholders on May 18, 1998, with Mr. Joel San Antonio and certain other individuals (the "Initial Purchasers") whereby the Initial Purchasers acquired an aggregate of 765,000 shares of a newly created Series B Convertible Redeemable Preferred Stock, par value $0.01 per share. Thereafter the Initial Purchasers have been endeavoring to establish for the Corporation new business operations in the insurance sector, more specifically the property and casualty specialty insurance markets. Mr. San Antonio, who has many years experience in these sectors, is in the process of exploring a number of specialty insurance opportunities for the development of new business operations.

                         In connection with the implementation of these
               strategies, it may become necessary for the Corporation to become licensed in one or more state in order to enable it to conduct operations or to acquire a company that maintains appropriate licenses. To further such goal, the Corporation recently has entered into a non-binding letter of intent to acquire all of the stock of an existing insurance company which has had limited operations and revenues for the past several years. The acquisition is subject to due diligence by the Corporation and subject to material conditions, including satisfaction of capital requirements of regulatory authorities. No assurance can be given that the Corporation will be able to obtain such licenses or to consummate any such acquisitions. The acquisition, if consummated, will represent the Corporation's entry into the United States insurance market.

               (b) Issuance of Series B Convertible Redeemable Preferred Stock, Change in Control and New Business Operations: (Continued)

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


               Terms of Preferred Stock:

                         The following summarizes the terms of the Series B
               Convertible Redeemable Preferred Stock, which terms are more fully set forth in the Certificate of Designation. The Series B Convertible Redeemable Preferred Stock carries a zero coupon and each share of the Series B Convertible Redeemable Preferred Stock is convertible into ten shares of the Corporation's Common Stock. The holder of a share of the Series B Convertible Redeemable Preferred Stock is entitled to ten times any dividends paid on the Common Stock. Mr. San Antonio assumed control of the Corporation as the holder of such 685,000 shares of Series B Convertible Redeemable Preferred Stock, since the Series B Convertible Redeemable Preferred Stock has ten votes per share and votes as one class with the Common Stock. Accordingly, Mr. San Antonio, with approximately 47% of the voting power, will by himself almost have sufficient voting power to elect all of the Board of Directors. However, the Initial Purchasers of the Series B Convertible Redeemable Preferred Stock, including Mr. San Antonio, are required to vote in favor of Mr. Fyfe or his designee as a director of the Corporation through June 30, 2000.

                         Pursuant to the term of the Agreement and the
               Certificate of Designation, from March 31, 2000 to June 30, 2000, the Corporation has the right to repurchase or redeem such shares of Series B Convertible Redeemable Preferred Stock from the holders for a total consideration of $0.10 per share ($76,500 in the aggregate) unless, during the period from the date of the closing of the Transaction through March 31, 2000;

               (b) Issuance of Series B Convertible Redeemable Preferred Stock, Change in Control and New Business Operations: (Continued)

               Terms of Preferred Stock: (Continued)

               i. the Corporation's shares of common stock maintain a minimum closing bid price of not less than $2 per share on a public market during a period of any 10 consecutive trading days, and either

               ii. the Corporation raises a minimum of $2.5 million of new equity capital through a placement of Common Stock, or

               iii. the Corporation has net revenues of at least $1 million in any fiscal quarter through the fiscal quarter ending March 31, 2000 (collectively, the "Trigger Conditions").


                         Mr. Fyfe or the director designated by Mr. Fyfe will
               have the ability to determine if the Corporation will elect to exercise this redemption right on behalf of the Corporation.

                         Each Series B Convertible Redeemable Preferred Share is
               convertible into ten shares of Common Stock. Upon liquidation, the Series B Convertible Redeemable Preferred Stock would be junior to the Corporation's Series A Preferred Stock and would share ratably with the Common Stock with respect to liquidating distributions.


               Conversion:

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


               (c) 1998 Employee Incentive Stock Option Plan:

                         Under the 1998 Plan, the maximum aggregate number of
               shares which may be issued under options is 300,000 shares of Common Stock. The aggregate fair market value (determined at the time the option is granted) of the shares for which incentive stock options are exercisable for the first time under terms of the 1998 Plan by any eligible employee during any calendar year cannot exceed $100,000. The option exercise price of each option is 100% of the fair market value of the underlying stock on the date the options granted, except that no option will be granted to any employee who, at the

               (c) 1998 Employee Incentive Stock Option Plan: (Continued)

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


               (d) Independent Directors Compensation Plan:

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


               (e) Lease of New Office Space:

                         As of August 1, 1998, the Corporation has entered into
               a three year lease for business offices of 4,100 square feet in Euless, Texas.


               (f) Investment Contract:

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

                           CORNICHE GROUP INCORPORATED

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996




                       Col. A                               Col. B         Col. C Additions         Col. D          Col. E
                       ------                               ------         ----------------         ------          ------


                                                                                                                   BALANCE
                                                            BALANCE     CHARGED TO   ACQUISITION                    AT END
                                                         BEGINNING OF    COSTS AND        OF       DEDUCTIONS        OF
                    DESCRIPTION                             PERIOD       EXPENSES    SUBSIDIARIES   DESCRIBE        PERIOD
-----------------------------------------------          ------------   ----------   ------------  ----------     ----------
Allowance for doubtful accounts:
                                                1996     $    345,108   $       --   $         --  $  345,108 (1) $       --
                                                1997               --           --             --          --             --
                                                1998               --           --             --          --             --

Reserve against notes receivable in default:
                                                1996               --       75,000             --          --         75,000
                                                1997           75,000           --             --          --         75,000
                                                1998           75,000           --             --          --         75,000
Inventory reserve:
                                                1996           40,224           --             --      40,224 (1)         --
                                                1997               --           --             --          --             --
                                                1998               --           --             --          --             --


(1) Elimination of UK subsidiary following receivership proceeding.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
3     (a)  Certificate of Incorporation filed September 18, 1980 (1)                                 3
      (b)  Amendment to Certificate filed September 29, 1980 (1)                                     3
      (c)  Amendment to Certificate of Incorporation filed July 28, 1983 (2)                       3(b)
      (d)  Amendment to Certificate of Incorporation filed February 10, 1984 (2)                   3(d)
      (e)  Amendment to Certificate of Incorporation filed March 31, 1986 (3)                      3(e)
      (f)  Amendment to Certificate of Incorporation filed March 23, 1987 (4)                      3(g)
      (g)  Amendment to Certificate of Incorporation filed June 12, 1990 (5)                        3.8
      (h)  Amendment to Certificate of Incorporation filed September 27, 1991 (6)                   3.9
      (i)  Certificate of Designation filed November 12, 1994 (7)                                   3.8
      (j)  Amendment to Certificate of Incorporation filed September 28, 1995 (10)                 3(j)
      (k)  Certificate of Designation for the Series B Preferred Stock
           dated May 18, 1998 (12)                                                                C 3(f)
      (l)  By-laws of the Corporation, as amended on April 25, 1991 (6)
      (m)  Amendment to Certificate of Incorporation dated May 18, 1998 (12)                         A
4     (a)  Form of Underwriter's Warrant (6)                                                       4.9.1
      (b)  Form of Promissory Note - 1996 Offering (10)                                            4(b)
      (c)  Form of Promissory Note - 1997 Offering (10)                                            4(c)
      (d)  Form of Common Stock Purchase Warrant - 1996 Offering (10)                              4(d)
      (e)  Form of Common Stock Purchase Warrant - 1997 Offering (10)                              4(e)
10    (a)  1986 Stock Option Plan, as amended (7)                                                  10.6
      (b)  1992 Stock Option Plan (8)                                                                B
      (c)  Stock Purchase Agreement dated as of January 30, 1997 by and among the Corporation, the Bank of Scotland
           and 12 buyers (10)                                                                      10(m)
      (d)  Mutual Release dated as of January 30, 1997 by and among
           the Corporation, James Fyfe and the Bank of Scotland (10)                               10(n)
      (e)  Stock Purchase Agreement, dated as of March 4, 1998, between
           the Corporation and the Initial Purchasers named therein (12)                             B
      (f)  1998 Employees Stock Option Plan (12)                                                     D
16    (a)  Letter of Mahoney Cohen & Company, CPA, PC regarding their concurrence with the statements made by the Corporation concerning their resignation as the Corporation's principal
           accountant (11)                                                                         16(a)
27         Financial Data Schedule, filed herewith.

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