Form 10-KT
period 1998-12-31
CORNICHE GROUP INC /DE
filed 1999-04-26
CIK 320017

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
            [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                       OR
            [X]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period From April 1, 1998 to December 31, 1998

                         COMMISSION FILE NUMBER 0-10909

                           CORNICHE GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      22-2343568
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)

                         610 SOUTH INDUSTRIAL BOULEVARD
                                    SUITE 220
                               EULESS, TEXAS 76040
                                 (817) 283-4250
   (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.001 PAR VALUE


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         On April 1, 1999, the aggregate market price of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $7.9 million. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates).

         On April 1, 1999, there were 6,371,686 outstanding shares of common stock, par value $0.001 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None.

================================================================================

FORWARD-LOOKING STATEMENTS

         In addition to historical information, this Report on Form 10-K contains forward-looking statements, which can be identified by the use of forward looking terminology, such as "may," "will," "expect," "could," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report, as well as the Company's periodic reports and other filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1.    BUSINESS

GENERAL

         On February 4, 1999, Corniche Group Incorporated (the "Company") changed its fiscal year end from the last Saturday in March of each year to December 31 of each year. The following discussion presents results for the nine-month interim period from April 1, 1998 to December 31, 1998.

         The Company's principal executive offices are located at 610 South Industrial Boulevard, Suite 220, Euless, Texas 76040, and its telephone number is (817) 283-4250.

HISTORY

         The Company was incorporated in Delaware on September 18, 1980 under the name Fidelity Medical Services, Inc. On July 28, 1983 the Company changed its name to Fidelity Medical, Inc. From its inception through March 1995, the Company was engaged in the development, design, assembly, marketing and sale of medical imaging products through its wholly-owned subsidiary, Fidelity Medical, Inc., a New Jersey corporation ("FMI"). On March 2, 1995, the Company acquired Corniche Distribution Ltd. ("CDL"), a United Kingdom ("UK") corporation established in 1992. At such time, CDL was a holding company for two operating subsidiaries, Chessbourne International Ltd. ("Chessbourne"), a distributor/supplier of stationery products and office furniture, and The Stationery Company Limited ("TSCL"), a stationery retailer. The acquisition of CDL resulted in the former shareholders of CDL, Brian J. Baylis and Susan A.M. Crisp, owning a majority of the outstanding common shares of the Company after the acquisition and was treated as a recapitalization of CDL with CDL being treated as the acquirer. Accordingly, the Company changed its fiscal year end to the last Saturday in March of each year in order to conform to the fiscal years of its UK operating subsidiaries and, unless otherwise indicated, the financial information and data hereafter contained in the Company's financial reports relate to the operations of CDL alone for periods prior to March 2, 1995. At the time of the CDL acquisition, CDL owned 51% of the common stock of Chessbourne, the other 49% being owned by an unrelated entity, Ronatree Limited ("Ronatree"), a property investment company. In connection with the CDL acquisition, the Company acquired the 49% interest of Ronatree in Chessbourne by issuing to Ronatree 25,000 shares of its common stock. At such time and in furtherance of the CDL acquisition, the Company also issued 215,150 shares of its common stock to Chester Holdings, Ltd. ("Chester"), a Colorado corporation, in order to induce Chester to agree to terminate a pre-existing agreement giving Chester the right to acquire CDL and to further induce Chester to forgive approximately $71,000 of net indebtedness owing to Chester by CDL and its subsidiaries.

         Effective March 25, 1995, the Company sold its wholly-owned medical imaging products subsidiary, FMI, to Chester in exchange for the 215,150 shares of the Company's common stock previously issued to Chester in connection with the Company's acquisition of CDL and Chester's Promissory Note and Option Agreement dated as of March 25, 1995 (the "Note and Option Agreement"). The Note and Option Agreement contained an 8% promissory note from Chester to the Company in the principal amount of $200,000 due October 1, 1995 (the "Note"). It also included an option, in favor of the Company, to apply the unpaid principal balance and accrued interest due on the Note to the purchase of shares of FMI, Chester or any other parent company to which Chester may have transferred the FMI stock, at the fair market value of such shares. The Company's medical imaging products business had been generating significant losses for a number of years resulting in the decision to dispose of the medical imaging products business and to focus the Company's business operations on the development and expansion of its stationery operations. The Note was not paid by Chester on its due date. However, during the period May 1996 through July 1996 Chester paid the Company $125,000 of the principal sum due the Company under the Note. All accrued interest due under the Note and the remaining principal balance of $75,000 has not been paid as of the date hereof. The Company does not anticipate any further cash recoveries against the Note. The Company may exercise the option to purchase voting shares of Medical Laser Technologies, Inc., the corporate parent of FMI, by cancelling the unpaid balance on the Note, although no assurance can be given that this will prove to be the case.

         Following the sale of FMI, the Company's business operations consisted of the retail stationery operations and brand marketing and stationery wholesale operations of TSCL and Chessbourne respectively. The Company's operations were funded in large part from loans made by the Bank of Scotland, the Company's primary lender, to each of CDL, TSCL and Chessbourne over a period of several years. In accordance with customary UK practice, the Bank of Scotland, when making such loans, obtained security for these loans by means of mortgages over fixed assets and debentures over pools of assets which by their nature will change from time to time. the Company experienced large operating losses and net cash outflows from operating activities during fiscal 1996 resulting in severe liquidity problems. The Company was unable to secure badly needed interim financing either in the form of additional loans or the conversion of bank debt to equity. Consequently, the Bank of Scotland had Chessbourne and TSCL placed into receivership in the UK on February 7, 1996 and had CDL placed into receivership in the UK on February 28, 1996. The receiverships resulted in the discontinuation of all of the Company's business operations. From such time until May 1998 the Company was inactive.

CHANGE IN CONTROL OF THE COMPANY

         At the 1998 Annual Meeting of the Company's Stockholders held on Mary 18, 1998, the Company's stockholders approved the terms of a Stock Purchase Agreement (the "Agreement") among the Company, Mr. Joel San Antonio and certain other individuals. Pursuant to the Agreement, Mr. San Antonio purchased 710,000 shares of the Company's newly created Series B Convertible Redeemable Preferred Stock (the "Series B Preferred Stock") for $71,000, Mr. Ronald Glime purchased 25,000 shares of Series B Preferred Stock for $2,500, Mr. Robert H. Hutchins purchased 15,000 shares of Series B Preferred Stock for $1,500 and Mr. Glen Aber purchased 15,000 shares of Series B Preferred Stock for $1,500. In connection with the Agreement, 50,000 shares of Series B Preferred Stock were issued to Mr. Alan Zuckerman for his assistance to the Company in identifying and reviewing business opportunities and his assistance in bringing the Agreement to fruition, and 10,000 shares of Series B Preferred Stock were issued to Mr. James Fyfe for his work in bringing the Agreement to fruition.

         Pursuant to the Agreement, the Company paid approximately $50,000 in expenses, primarily legal expenses, incurred by Messrs. San Antonio, Glime, Hutchins and Aber in connection with the Agreement.

         After May 1998, Mr. Glime purchased 25,000 shares of Series B Preferred Stock from Mr. San Antonio.

         The Series B Preferred Stock has ten votes per share and votes as a class with the common stock on all matters submitted to a vote of the Company's stockholders. The Series B Preferred Stock carries a zero coupon. Each share of Series B Preferred Stock is convertible into ten shares of common stock and is entitled to ten times any dividends paid on the common stock.

         Mr. San Antonio has control of the Company as the holder of 685,000 shares of Series B Preferred Stock. Accordingly, Mr. San Antonio, who holds approximately 47% of the Company's voting power, by himself almost has sufficient voting power to elect all of the members of the Board of Directors. However, the initial purchasers of the Series B Preferred Stock, including Mr. San Antonio, are required to vote in favor of Mr. Fyfe or his designee as a director of the Company through June 30, 2000.

BUSINESS STRATEGY

         Since May 1998, the Company has been developing a comprehensive strategic and operational business plan and assembling a management team. Following the Company's change of control, the Company's management has sought to put in place a new strategic and operational business plan for the Company that involves the Company's entry into the service contract business and the insurance industry.

         WarrantySuperstore.com Web Site

         The Company has developed a web site on the Internet to market service contracts on automobiles and consumer products. The Company's web site is called WarrantySuperstore.com. Through the WarrantySuperstore.com web site, the Company will sell its products and services directly to consumers. The Company does not currently intend to have any other distribution channels for its products and services other than the Internet.

         The first product line offered through the WarrantySuperstore.com web site will be the Vehicle Service Contract Program, which will include automobile service contracts for new and used vehicles. The Company intends to add new product lines to the web site every two to three months. It is anticipated that the second product line offered will be a Home Warranty Program. Other planned product lines are office equipment, consumer electronics, home appliances, lawn and garden equipment and computers.

         The Company intends to advertise its web site through print, radio and television advertising and links from other Internet sites.

         The Company intends to sell its products and services in states that permit program marketers to be the obligor on service contracts. Currently, this represents approximately 40 states for automobile service contracts and most states for other service contracts.

         The Company will be the obligor and marketer of the service contracts sold on the WarrantySuperstore.com web site. As obligor, the Company is responsible for marketing, booking of sales, collecting payment for the service contracts, reporting and paying premiums to the insurance carrier and providing the necessary information to the insurance carrier's appointed claims administrator.

         Although the Company will be in charge of most functions for the service contracts, it will not administer the claim functions. The insurance carrier will appoint a claims administrator to administer the claims functions, including payment of claims. The Company intends to establish an electronic data processing interface with the claims administrator and will report details regarding the contracts to the insurance carrier.

         The Company has letters of intent from CIGNA Corp. and Reliance INTEGRAMARK ("Reliance") indicating their intent to provide through one of their Best's "A"- rated insurance carriers contractual liability insurance covering the Company's obligations to repair the products covered by the service contracts.

         The Company anticipates that it will grant options to purchase common stock to CIGNA Corp. and Reliance at the time it enters into definitive agreements with them for the provision of policies covering the Company's service contract obligations. The Company anticipates that each option agreement will provide for a grant of a non-transferable, two-year option to purchase 750,000 shares of common stock at an exercise price of $5.00 per share.

         The Company also intends to provide customer analysis reports to retailers on a fee basis. The Company believes that it will be able to develop market research questionnaires and produce market research reports based on database information that it will collect through sales on its web site.

         The Company also expects that it will use the WarrantySuperstore.com site to generate advertising revenues. The Company plans to sell banner page advertisements on its web site and to sell advertisements on a preferred client list basis.

         Stamford Reinsurance Activities

         On September 30, 1998, the Company acquired all of the capital stock of Stamford Insurance Company, Ltd. ("Stamford"). Stamford was chartered under the laws of the Cayman Islands in 1991. Stamford has not generated any revenues since its inception. Stamford is licensed by the Cayman Islands to conduct business as an insurance company.

         When Stamford is sufficiently capitalized, the Company intends to request the insurance carriers who will provide contractual liability coverage to the Company on its service contracts to share (via reinsurance) a portion of the risk with Stamford. The Company's ability to influence the insurance carriers to direct reinsurance business to Stamford will depend on the Company's negotiating strength, which, in turn, will depend on the success of the WarrantySuperstore.com program. Stamford's ability to reinsure the Company's internet business will largely depend on the primary insurance carrier's willingness to cede reinsurance to Stamford.

         The Company's long range plans for Stamford depend on Stamford's growth and development of greater financial stability. If Stamford's operations are successful, the Company plans to have Stamford seek reinsurance opportunities that are not related to the Company. Stamford may use reinsurance brokers to identify other reinsurance opportunities.

         Domestic Licensing Plans

         As an offshore insurance company, Stamford is permitted to function as a reinsurance company in the United States. As such, it can reinsure U.S. insurance companies. The Company's long range strategy is to identify and acquire a property and casualty insurance carrier that holds state licenses. If the Company acquires a domestic insurance carrier, it will use the carrier to act as a specialty insurer in niche commercial markets that are under served by standard insurance carriers.

         Other Information

         As part of its overall business plan, the Company may pursue other and different business activities than those described above, but it has no current plans to do so.

         The Company has also entered into an investment advisory agreement with AIG Global Investment Corporation under which it will function as investment advisor and manager of the Company's investable assets. AIG Global provides management services to all affiliated insurance companies of American International Group and other third-party institutions on a world-wide basis.

         The preceding description represents the Company's current plans, which are subject to change as business necessities require during the course of implementation. No assurances can be given that the Company will be successful in implementing its business plan as currently envisioned.

EMPLOYEES

         At April 22, 1999, the Company employed 3 full-time personnel.

ITEM 2.           PROPERTIES

         The Company occupies an approximately 4,100 square foot office facility at 610 South Industrial Boulevard, Euless, Texas, pursuant to a lease. The lease provides for monthly payments of $4,175 and expires on July 2001.

ITEM 3.           LEGAL PROCEEDINGS

         No material legal proceedings are pending to which the Company or any of its property is subject.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the period from October 1, 1998 through December 31, 1998.


                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         Since October 11, 1995, the Company's common stock has been listed for trading on the OTC Bulletin Board. Prior to April 20, 1998, the common stock was listed under the symbol "CGII" and thereafter it has been listed under the symbol "CNGI." The following table sets forth the range of high and low bid prices of the common stock for periods from January 1, 1997 through March 31, 1999, as reported by Nasdaq Trading and Market Services. On April 21, the closing bid price for the common stock was $1.125. The quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.



                                               Bid Prices
                                       ----------------------------

                                            High          Low
                                       -------------  -------------
1997
   Quarter ended March 31              $    0.34375   $    0.15625
   Quarter ended June 30                       1.00         0.3125
   Quarter ended September 30                 0.875          0.625
   Quarter ended December 31                 0.8125          0.625
1998
   Quarter ended March 31                    2.3125        0.65625
   Quarter ended June 30                     2.3125        1.15625
   Quarter ended September 30               1.96875          0.625
   Quarter ended December 31                   1.00         0.6875
1999
   Quarter ended March 31                    1.3750         0.6250

         At March 2, 1999, there were approximately 1,150 record holders of the common stock. Holders of common stock are entitled to dividends when, as and if declared by the Board of Directors out of funds legally available therefor. The Company has not paid any cash dividends on its common stock and, for the foreseeable future, intends to retain earnings, if any, to finance the operations, development, and expansion of its business. Future dividend policy is subject to the discretion of the Company's Board of Directors.

SECURITIES OFFERINGS

         On May 18, 1998, the Company sold 825,000 shares of Series B Preferred Stock pursuant to the Agreement described under Item 1. "Business -- Change in Control of the Company." The Series B Preferred Stock was issued and sold without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption in Section 4(2) of the Securities Act. Mr. Joel San Antonio purchased 710,000 shares of Series B Preferred Stock for $71,000, Mr. Ronald Glime purchased 25,000 shares of Series B Preferred Stock for $2,500, Mr. Robert H. Hutchins purchased 15,000 shares of Series B Preferred Stock for $1,500 and Mr. Glen Aber purchased 15,000 shares of Series B Preferred Stock for $1,500. In connection with the Agreement, 50,000 shares of Series B Preferred Stock were issued to Mr. Alan Zuckerman for his assistance to the Company in identifying and reviewing business opportunities and his assistance in bringing the Agreement to fruition and 10,000 shares of Series B Convertible Preferred Stock were issued to Mr. James Fyfe for his work in bringing the Agreement to fruition.

         Pursuant to the Agreement, the Company paid approximately $50,000 in expenses, primarily legal expenses, incurred by Messrs. San Antonio, Glime, Hutchins and Aber in connection with the Agreement.

         The Series B Preferred Stock has ten votes per share and votes as a class with the common stock on all matters submitted to a vote of the Company's stockholders and carries a zero coupon. Each share of Series B Preferred Stock is convertible into ten shares of common stock and is entitled to ten times any dividends paid on the common stock.

ITEM 6.           SELECTED FINANCIAL DATA

         The selected statements of operations and balance sheet data set forth below are derived from the financial statements of the Company, which were examined by Weinick Sanders Leventhal & Co., LLP, independent certified public accountants, for the nine months ended December 31, 1998, by Simontacchi & Co. LLP ("Simontacchi"), independent certified public accountants, for the years ended March 31, 1998, 1997 and 1996 and by Mahoney Cohen & Company, PC ("Mahoney Cohen"), independent certified public accountants, for the year ended March 25, 1995. Mahoney Cohen did not audit the Company's UK subsidiaries, the financial statements of which were audited by another auditor whose report was furnished to Mahoney Cohen. The information set forth below should be read in conjunction with the audited financial statements of the Company and related notes appearing elsewhere in this Report on Form 10-K. See Item 8. "Financial Statements and Supplemental Data."



                                            FOR THE NINE                   FOR THE FISCAL YEARS ENDED
                                            MONTHS ENDED   ------------------------------------------------------------
                                            DECEMBER 31,      MARCH 31,        MARCH 31,      MARCH 31,      MARCH 25,
                                                1998            1998            1997            1996           1995
                                           --------------- --------------  --------------  --------------  ------------
Statement of operations:
   Net sales ...........................   $       --      $       --      $       --      $       --      $21,048,151
   Cost of sales .......................           --              --              --              --        15,531,102
   Gross profit ........................           --              --              --              --         5,517,049
   Operating loss ......................       (428,157)       (221,602)       (251,583)       (257,037)     (2,821,339)
   Net loss ............................       (447,593)       (263,865)       (332,604)       (323,510)     (3,394,652)

Net loss per common share ..............   ($      0.07)   ($      0.05)   ($      0.14)   ($      0.14)   ($      2.05)

Weighted average number of shares
outstanding ............................      6,365,015       5,165,272       2,412,278       2,300,289       1,656,903

Dividends per common share .............           --              --              --              --              --




                                                                 DECEMBER 31,        MARCH 31,        MARCH 31,
                                                                     1998              1998            1997
                                                                --------------     -------------   -------------
Balance sheet data:
   Working capital (deficiency)..............................   $      458,917     $    869,567    ($   652,456)
   Total assets..............................................          905,791        1,129,602          14,914
   Current liabilities.......................................          375,571          259,676         666,623
   (Accumulated deficit).....................................       (3,160,847)      (2,713,254)     (2,449,389)
   Stockholders' equity (deficiency).........................       (307,807)           (23,982)     (1,560,976)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto contained elsewhere in this Report on Form 10-K. Certain statements under this Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation," constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Forward Looking Statements."

         On February 4, 1999, the Company changed its fiscal year from the last Saturday in March to December 31. The following discussion is of the Company's financial condition and results of operations for the nine months ended December 31, 1997 and December 31, 1998.

RESULTS OF OPERATIONS

         During the period March 1996 through March 1998, the Company's primary activities have been to engage in three private securities offerings and to settle and pay off certain of its outstanding liabilities. In May 1998, the stockholders approved the issuance of the Series B Preferred Stock and change in control of the Company.

         The loss before net interest income and preferred dividend accrual during the nine month periods ended December 31, 1998 was approximately $428,000, which is an increase in the amount of loss of approximately $260,000 (154.8%) over the nine months ended December 31, 1997. The increase in the current period arose from increases in general and administrative costs over the 1997 period amounts, primarily consulting and professional fees of approximately $60,000, salaries of approximately $55,000, and Annual Meeting and general office costs of approximately $50,000.

         Net interest income increased to approximately $25,000 in the current nine month period from approximately $6,300 in the 1997 period. The increase is the result of income earned on the proceeds from the Company's sales of its securities in October 1997 through May 1998.

         The accrual of the preferred dividend remained relatively constant in each period.

         Net loss increased approximately $240,000 (115.9%) in the current nine month period to approximately $447,000 from approximately $207,000 in the 1997 period principally as a result of the increased general and administrative costs.

         The Company has not generated any operating revenues since February 1996, when its then operating subsidiaries were placed into receivership in the UK.

         The receiverships resulted in the loss of all of the Company's operations and operating assets and eliminated most liabilities. Accordingly, the operating activities of the UK subsidiaries were classified as a discontinued operation and the excess of the UK subsidiaries' cumulative losses over the Company's investment was included in the income statement for the year ended March 31, 1996. In addition, the UK subsidiaries were removed from the balance sheet for periods subsequent to December 30, 1995.

         The Company recorded losses in the year ended March 31, 1998 of approximately $221,000 before interest expense and preferred stock dividend accrual (approximately $252,000 in 1997 and approximately $257,000 in 1996). Such losses arose from general and administrative expenses, which principally comprise professional fees, travel expenses and general office costs.

FINANCIAL CONDITION

         The Company's cash condition was reduced by approximately $923,000 from March 31, 1998 to December 31, 1998, due to an increase in investments in marketable securities of approximately $628,000, the acquisition of property of approximately $26,000, the acquisition of Stamford for $37,000, and cash used in operations of approximately $323,000. Stamford had cash on the date of acquisition, September 30, 1998, of approximately $19,000.

         Even though the acquisition of Stamford may enable the Company to generate limited reinsurance revenues, management's business plan requires additional funding through future sales of the Company's securities and/or other financing alternatives. Management anticipates a continued deterioration in the Company's financial condition in the near term due to ongoing general and administrative costs until the Company raises the sufficient financing to commerce operation of its WarrantySuperstore.com web site and capitalize its insurance business.

         In April 1999, the Company commenced a private placement of up to 3,500,000 shares of common stock to be sold to accredited investors. If the private placement is successful and all 3,500,000 shares are sold, the proceeds to the Company are anticipated to be $2,795,000. There can be no assurance that the Company will be successful in its efforts to raise any funds from any of the options under evaluation or that it will be able to avail itself of other alternative sources of funds.

LIQUIDITY AND CAPITAL RESOURCES

         The Company relied solely on the proceeds from the sales of its securities in October 1997 and May 1998 for the sources of its funds. The Company will need additional capital to implement its business plan. In April 1999, the Company commenced a private placement of up to 3,500,000 shares of common stock to be sold to "accredited investors", as such term is defined in Regulation D under the Securities Act of 1933. If the private placement is successful and all 3,500,000 shares are sold, the proceeds to the Company are anticipated to be $2,795,000. There can be no assurance that the Company will be successful in its efforts to raise any funds or that it will be able to avail itself of other alternative sources of funds.

         The Company's working capital at December 31, 1998, March 31, 1998 and December 31, 1997 was approximately $459,000, approximately $801,000, and approximately $870,000, respectively. The deterioration of working capital of approximately $411,000 and approximately $342,000 from a year and nine months ago, respectively, primarily results from the loss incurred during the period, net of the proceeds from sales of the Company's securities.

         The Certificate of Designation for the Series A Preferred Stock (filed as Exhibit 3.8 to the Company's Form 10-K for the year ended September 30, 1994) states that at any time after December 1, 1999 any holder of Series A Preferred Stock may require the Company to redeem his or her shares of Series A Preferred Stock (if there are funds with which the Company may legally do so) at a price of $1.00 per share. Notwithstanding the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. The holders of Series A Preferred Stock may convert their Series A Preferred Stock into shares of common stock at a price of $5.20 per share. At December 31, 1998, 828,765 shares of Series A Preferred Stock were outstanding. If after December 1, 1999 a significant number of shares of Series A Preferred Stock remain unconverted into common stock, and if the Company were required to redeem a significant number of shares of Series A Preferred Stock, the Company's financial condition would be materially adversely affected.

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

         Since the Company has not been engaged in any business for the past several years, its concerns regarding Year 2000 are focused on the future. The Company is in the process of making the initial assessment of its computer information needs and has just recently ordered and has partially received its first system hardware, which is expected to be fully delivered and installed shortly. The Company will be further assessing its future software needs. The Company has received assurances from its vendors that the hardware and software that it has acquired to date is Year 2000 compliant. The Company intends to be sure that all future hardware and software acquisitions are Year 2000 compliant and intends to secure confirmation of compliance from the suppliers.

         The Company does not know what impact, if any, Year 2000 non-compliance will have on its financial condition or its contemplated future operations. But based upon available current information, the Company does not anticipate that, in the aggregate, costs associated with the Year 2000 issue will have a material adverse financial impact on the Company. However, despite steps that the Company has taken, is presently taking, and intends to take in the future to insure that it, its future customers, its suppliers and others are free of Year 2000 issues, there can be no assurance that the Company will not encounter non-compliance issues that could have a material adverse impact on its financial condition and/or its future operations. If, despite the Company's efforts under its Year 2000 planning, there are Year 2000 related failures affecting the Company from outside sources, management does not at the present time believe the impact will be substantial.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The response to this item is submitted as a separate section of this Report on Form 10-K. See Item 14.

ITEM 9.           DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On July 20, 1995, the Company appointed Mahoney Cohen & Company, PC ("Mahoney Cohen") as the Company's independent auditors responsible for the audit of the Company's financial statements. This action was recommended by the Company's Audit Committee and approved by its Board of Directors. The Company had not consulted Mahoney Cohen regarding any accounting or financial reporting issues prior to that firm being retained by the Company.

         In connection with its audit of the Company's financial statements for the fiscal year ended March 25, 1995, and in the subsequent interim period through on or about April 17, 1997 when the relationship was formally terminated and it resigned as the Company's independent auditors, there were no disagreements between Mahoney Cohen and the Company on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of Mahoney Cohen, would have caused Mahoney Cohen to make reference to such matters in their report on the Company's financial statements for the fiscal year ended March 25, 1995. Mahoney Cohen's report expressed an unqualified opinion on those financial statements based upon their audit but included a paragraph noting a "substantial doubt about the Corporation's ability to continue as a going concern" based upon the several matters summarized in such report.

         In February 1997, the Company appointed Simontacchi & Co, LLP ("Simontacchi") as the Company's independent auditors responsible for the audit of the Company's financial statements. The action was approved by the Company's Board of Directors. The Company had not consulted Simontacchi regarding any accounting or financial reporting issues prior to that firm being retained by the Company. Simontacchi audited the Company's financial statements for the fiscal years ended March 31, 1996, 1997 and 1998. Simontacchi's report on the Company's financial statements for the fiscal years ended March 31, 1996, 1997 and 1998 expressed an unqualified opinion on those financial statements based upon their audits.

         On August 12, 1998, the Company and Simontacchi terminated their client-auditor relationship. The reports of Simontacchi on the financial statements of the Company for the prior two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Board of Directors of the Company participated in and approved the decision to change the independent accountants. In connection with its audits for the prior two fiscal years and through August 12, 1998, there were no disagreements with Simontacchi on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Simontacchi, would have caused Simontacchi to make reference thereto in its report on the financial statements for such years.

         The Company simultaneously engaged Weinick Sanders Leventhal & Co., LLP ("WSL") as its new independent accountants as of August 12, 1998. Such appointment was approved by the Company's Board of Directors. The Company has not consulted with WSL regarding accounting or financial reporting issues prior to that firm being retained by the Company.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the directors and executive officers of the Company as of April 1, 1999:


                  NAME                      AGE                                  OFFICE
                  ----                      ---                                  ------
Joel San Antonio                            46     Acting Chairman of the Board
Robert H. Hutchins                          70     Director, President and Principal Financial Officer
Glen Aber                                   50     Director, Secretary
Ronald Glime                                54     Director
James Fyfe                                  44     Director
Robert Benoit                               41     Executive Vice President and Chief Operating Officer

         Joel San Antonio has served as Acting Chairman of the Board of Directors since February 1999, and as Chairman of the Board of Directors from May 1998 through January 1999. Mr. San Antonio founded Warrantech Corporation ("Warrantech") in 1983. Warrantech is a business services company with a core business in the administration of warranties and extended warranties. He was a Director, Chief Executive Officer and President of Warrantech from its inception in 1983 through February 1988. Since February 1988, Mr. San Antonio has been the Chief Executive Officer and Chairman of the Board of Directors of Warrantech. On February 2, 1998, Mr. San Antonio resumed responsibilities as President of Warrantech. Since October 27, 1989, he has also been Chairman and Chief Executive Officer of Warrantech's principal operating subsidiaries.

         Robert H. Hutchins has served as a Director and the President and Principal Financial Officer of the Company since May 1998. Mr. Hutchins began his insurance career with the Great American Indemnity Insurance Co. in 1951. He joined the American Casualty Insurance Co. in 1958. American Casualty Insurance Co. was bought by Continental Casualty Insurance Co. in 1964, and is now known as CNA Insurance. At CNA he served as Branch Manager, Regional Vice President, Vice President of Field Operations and ultimately Senior Vice President of the Liability, Property and Surety Division. Since 1975, he has served in executive positions with INA, Gulf Insurance, and American Hardware Mutual Insurance Co. He was a consultant to the Warranty Division of AIG for 18 months and was employed by Warrantech Automotive, Inc., a subsidiary of Warrantech ("Warrantech Automotive"), as National Claims Manager, from May 1, 1995 through May 15, 1998.

         Glen Aber has served as a Director of the Company since May 1998 and as Secretary of the Company since January 1999. Mr. Aber was president of his own company, GFA Industries, Inc. ("GFA"), a corporation engaged in the design, merchandising and sale of imported fabrics to manufacturers of children's, ladies' and men's clothing until July 1997 when GFA ceased operations. Since July 1997, Mr. Aber has been managing his personal investment portfolio. Mr. Aber is Mr. San Antonio's brother-in-law.

         In November 1997, after GFA ceased operations, certain creditors of GFA, whose claims against GFA were disputed, filed an involuntary bankruptcy petition in federal bankruptcy court against GFA. In March 1998, such creditors consented to an order dismissing the petition pursuant to an agreement they reached with GFA, for settlement amounts that were less than those initially claimed.

         Ronald Glime has served as a Director of the Company since May 1998. Mr. Glime has been the President of Warrantech's U.S. and Canadian operations since March 1999. From October 1992 to March 1999, Mr. Glime was President of Warrantech Automotive.

         James Fyfe has served as a Director of the Company since May 1995. From May 1995 until May 1998, Mr. Fyfe served as Vice President and Chief Operating Officer of the Company. From January 1991 to May 1995, he was an independent business consultant. During the period from May 1995 through February 1996 he was an employee of the Company's UK holding company, CDL. In March 1996, he resumed his activities as an independent business consultant. From May 1996 through August 1997 he was an outside director of Medical Laser Technologies, Inc.

         In February 1996, CDL was placed into receivership in the UK. The Company holds a promissory note from a company affiliated with Medical Laser Technologies, Inc. with an unpaid principal balance of $75,000. The Company also holds an option that may be exercised to purchase voting shares of Medical Laser Technologies, Inc. See Item 1. "Business -- History."

         Pursuant to the terms of the Agreement relating to the issuance of the Series B Preferred Stock, the initial purchasers of the Series B Preferred Stock are required to nominate Mr. Fyfe or his nominee to serve as director through June 30, 2000, the date when the right to redeem the Series B Preferred Stock will expire.

         Robert Benoit has served as the Executive Vice President and Chief Operating Officer of the Company since February 1999. From May 1996 to February 1999, Mr. Benoit was a business analyst at Warrantech Automotive, where he served as project leader for Internet applications. From October 1995 to May 1996, Mr. Benoit served as the corporate accounting manager responsible for the non-bank subsidiaries of Shawmut Bank, National Association. From September 1985 to October 1995, Mr. Benoit was the accounting unit manager in Allstate Insurance's property and casualty division's regional office in Farmington, Massachusetts.

ITEM 11.          EXECUTIVE COMPENSATION

         Mr. Hutchins, the Company's President and Principal Financial Officer, was the only executive officer of the Company as of December 31, 1998, who received compensation from the Company during the nine months ended December 31, 1998. Mr. Hutchins was not an employee of the Company during any prior fiscal year of the Company. The table below sets forth information concerning the compensation of Mr. Hutchins for services in all capacities to the Company for the nine months ended December 31, 1998.

                           SUMMARY COMPENSATION TABLE



                                                      COMPENSATION FROM MAY 18, 1998
                                                            TO DECEMBER 31, 1998
                                                      -------------------------------
          NAME AND PRINCIPAL POSITIONS                SALARY                  OTHER
          ----------------------------                -------               ---------
Robert H. Hutchins                                    $49,038               $3,200(1)
     President and Principal Financial
     Officer


(1) Represents an automobile allowance.

REPORT ON EXECUTIVE COMPENSATION

         The Company's Board of Directors does not have a compensation committee. Compensation decisions with respect to Mr. Hutchins, the only executive officer of the Company during the nine months ended December 31, 1998, were made by Mr. San Antonio, the Chairman of the Board, in consultation with Mr. Glime. Mr. Hutchins' compensation, which consisted solely of his salary and car allowance, was determined through negotiations between Mr. Hutchins, Mr. San Antonio, and Mr. Hutchins' salary level for the nine-month period was based primarily upon Mr. Hutchins' salary at his prior position and the Company's financial position.

                                                      Joel San Antonio
                                                      Ronald Glime

DIRECTOR COMPENSATION

         Each director who is not an officer or employee of the Company is entitled to receive compensation of $2,500 per calendar quarter plus 500 shares of common stock per calendar quarter of board service, in addition to reimbursement of travel expenses. Outside directors are entitled to be compensated for committee service at $500 per calendar quarter plus 125 shares of common stock per calendar quarter. Such directors may be compensated for special assignments from time to time. No compensation for special assignments was paid in fiscal 1997 or 1998 during the nine months ended December 31, 1998. No directors' fees are payable to employees of the Company who serve as directors.

         All directors receive options to purchase 1,500 shares of common stock each May under the Company's 1992 Stock Option Plan for Directors.

SECTION 16 BENEFICIAL OWNERSHIP COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file. To the Company's knowledge, based solely on its review of the copies of such reports received by it with respect to the nine-month period ended December 31, 1998, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company's equity securities have been complied with.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth information, as of April 20, 1999, concerning the beneficial ownership of (i) the Company's common stock, (ii) the Series B Preferred Stock and (iii) the Company's voting power by (A) each director of the Company, (B) the executive officers of the Company, and (C) all directors and executive officers of the Company, as a group. For the purposes of reporting beneficial ownership herein, a person is considered the beneficial owner of the shares over which such person holds or shares voting or investment power, including the power to direct the disposition of such shares, or over which such person can acquire such power within 60 days, except that the information shown below for the Company's common stock does not reflect the number of shares of common stock issuable upon conversion of the shares of Series B Preferred Stock that are included in the table below. Except as otherwise noted, each person listed has sole investment and voting power with respect to the shares of capital stock listed as owned by him.


                                        AMOUNT OF                AMOUNT OF SERIES B
                                      COMMON STOCK                PREFERRED STOCK
                                    BENEFICIALLY OWNED           BENEFICIALLY OWNED      PERCENTAGE OF COMPANY'S
                               ----------------------------  --------------------------    TOTAL VOTING POWER
          NAME (1)               NUMBER         PERCENT          NUMBER        PERCENT     BENEFICIALLY OWNED
-----------------------------  ------------  --------------  ---------------  ---------  ------------------------
Joel San Antonio............          0            0%            685,000         83.0%          46.9%
Robert Hutchins.............          0            0%             15,000          1.8%           1.0%
Glen Aber...................          0            0%             15,000          1.8%           1.0%
Ronald Glime................     50,000             *             50,000          6.1%           3.8%
James Fyfe..................      3,000 (2)         *             10,000          1.2%              *
Robert Benoit...............      5,000             *                  0            0%              *
All directors and                58,000             *            775,000         93.9%          53.3%
  executive officers as a
  group (6 persons).........


--------------------
*Less than 1%.

(1) All addresses are c/o the Company, 610 South Industrial Boulevard, Euless, Texas 76040. (2) Represents currently exercisable options to purchase common stock.

POTENTIAL CHANGE IN CONTROL

         Pursuant to the terms of the Agreement relating to the sale of the Series B Preferred Stock and the Certificate of Designation for the Series B Preferred Stock, from March 31, 2000 to June 30, 2000, the Company has the right to repurchase or redeem the Series B Preferred Stock from its holders for a total consideration of $0.10 per share ($76,500 in the aggregate) unless, during the period from May 18, 1998 through March 31, 2000:

         o the Company's common stock maintains a minimum closing bid price of not less than $2 per share on a public market during a period of any ten consecutive trading days, and either

         o the Company raises a minimum of $2,500,000 million of new equity capital through a placement of common stock, or

         o the Company has net revenues of at least $1,000,000 in any fiscal quarter through the fiscal quarter ending March 31, 2000.

         Mr. Fyfe or the director designated by Mr. Fyfe will have the ability to determine if the Company will elect to exercise this redemption right.

         The condition regarding the minimum closing bid price for the common stock has been met. The Company expects that the private placement of the Company's common stock described under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" will result in a minimum of $2,500,000 of new equity capital for the Company. However, if the Company is not able to raise $2,500,000 in new equity capital or achieve net revenues of at least $1,000,000 in any fiscal quarter prior to March 31, 2000, the Company will have the right to repurchase the Series B Preferred Stock. If the Company exercises its right to repurchase the Series B Preferred Stock, the repurchase will result in a change in control of the Company from the holders of the Series B Preferred Stock to the holders of the Company's common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In May 1998, the Company issued 765,000 shares of Series B Preferred Stock to certain of the Company's executive officers and directors in exchange for $76,500 in cash and issued 10,000 shares of Series B Preferred Stock to a director of the Company in consideration for services rendered to the Company. See Item 1. "Business -- Change in Control of the Company."

         In September 1998, the Company purchased Stamford from Warrantech for $37,000 in cash. Joel San Antonio, Acting Chairman of the Board of Directors of the Company and the Company's principal stockholder, is a significant stockholder and the Chief Executive Officer, President and Chairman of the Board of Directors of Warrantech.

         In addition, the Company has paid Warrantech approximately $42,000 to reimburse Warrantech for expenses incurred in connection with the preliminary development of an internet site. The Company utilized Warrantech's preliminary development work in the Company's development of its WarrantySuperstore.com site.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   FINANCIAL STATEMENTS

         The financial statements filed as a part of this report are as follows:

         Reports of Independent Certified Public Accountants

         Balance Sheets - December 31, 1998 (Consolidated) and March 31, 1998

         Statements of Operations - For the Nine Months Ended December 31, 1998 (Consolidated) and 1997 (Unaudited) and For the Years Ended March 31, 1998 and March 31, 1997

         Statements of Convertible Redeemable Preferred Stock, Common Stock, Other Stockholders' Equity and Accumulated Deficit - For the Nine Months Ended December 31, 1998 (Consolidated) and For the Years Ended March 31, 1998 and 1997

         Statements of Cash Flows - For the Nine Months Ended December 31, 1998 (Consolidated) and 1997 (Unaudited) and For the Years Ended March 31, 1998 and 1997

         Notes to financial statements

(a) 2.   FINANCIAL STATEMENT SCHEDULES

         The financial statement schedule filed as a part of this report is as follows:

         Schedule II - Valuation of Qualifying Accounts For the Nine Months Ended December 31, 1998 (Consolidated) and For the Years Ended March 31, 1998 and 1997

         Other financial statement schedules have been omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(a) 3.   EXHIBITS


                                                                                              Exhibit No.
                                                                                            of incorporated
                                                                                         report specified below
                                                                                         ----------------------
       3   (a)   Certificate of Incorporation filed September 18, 1980 (1)                         3
           (b)   Amendment to Certificate of Incorporation filed
                 September 29, 1980 (1)                                                            3
           (c)   Amendment to Certificate of Incorporation filed July 28, 1983 (2)                 3(b)
           (d)   Amendment to Certificate of Incorporation filed February 10, 1984 (2)             3(d)
           (e)   Amendment to Certificate of Incorporation filed March 31, 1986 (3)                3(e)
           (f)   Amendment to Certificate of Incorporation filed March 23, 1987 (4)                3(g)
           (g)   Amendment to Certificate of Incorporation filed June 12, 1990 (5)                 3.8
           (h)   Amendment to Certificate of Incorporation filed September 27, 1991 (6)            3.9
           (i)   Certificate of Designation for Series A Preferred Stock filed
                 November 12, 1994 (7)                                                             3.8
           (j)   Amendment to Certificate of Incorporation filed
                 September 28, 1995 (10)                                                           3(j)
           (k)   Certificate of Designation for Series B Preferred Stock dated
                 May 18, 1998 (12)                                                                 C
           (l)   By-laws of the Company, as amended on April 25, 1991 (6)                          3(f)
           (m)   Amendment to Certificate of Incorporation dated May 18, 1998 (12)                 A
       4   (a)   Form of Underwriter's Warrant (6)                                                 4.9.1
           (b)   Form of Promissory Note - 1996 Offering (10)                                      4(b)
           (c)   Form of Promissory Note - 1997 Offering (10)                                      4(c)
           (d)   Form of Common Stock Purchase Warrant - 1996 Offering (10)                        4(d)
           (e)   Form of Common Stock Purchase Warrant - 1997 Offering (10)                        4(e)
       10  (a)   1986 Stock Option Plan, as amended (7)                                            10.6
           (b)   1992 Stock Option Plan (8)                                                        B
           (c)   Stock Purchase Agreement dated as of January 30, 1997 by and
                 among the Company, the Bank of Scotland and 12 buyers (10)                        10(m)
           (d)   Mutual Release dated as of January 30, 1997 by and among the
                 Company, James Fyfe and the Bank of Scotland (10) 10(n) (e)
                 Stock Purchase Agreement, dated as of March 4, 1998, between
                 the Company and the Initial Purchasers named therein (12)                         B
           (f)   1998 Employees Stock Option Plan (12)                                             D
       16  (a)   Letter of Mahoney Cohen & Company, CPA, PC regarding their concurrence with the statements made by the Company concerning their resignation as the Company's principal
                 accountant (11)                                                                   16(a)
           (b)   Letter of Simontacchi & Company, LLP, regarding their
                 concurrence with the statements made by the Company concerning
                 their resignation as the Company's principal accountant (13)                      6(a)
       27        Financial Data Schedule, filed herewith

Notes:

(1) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the registration statement of the Company on Form S-18, File No. 2-69627, which exhibit is incorporated herein by reference.

(2) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the registration statement of the Company on Form S-2, File No. 2-88712, which exhibit is incorporated herein by reference.

(3) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the registration statement of the Company on Form S-2, File No. 33-4458, which exhibit is incorporated herein by reference.

(4) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the annual report of the Company on Form 10-K for the year ended September 30, 1987, which exhibit is incorporated herein by reference.

(5) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the registration statement of the Company on Form S-3, File No. 33-42154, which exhibit is incorporated herein by reference.

(6) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the registration statement of the Company on Form S-1, File No. 33-42154, which exhibit is incorporated herein by reference.

(7) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the annual report of the Company on Form 10-K for the year ended September 30, 1994, which exhibit is incorporated herein by reference.

(8) Filed with the Securities and Exchange Commission as an exhibit, as indicated above, to the proxy statement of the Company dated March 30, 1992, which exhibit is incorporated herein by reference.

(9) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of the Company on Form 8-K, dated April 5, 1995, which exhibit is incorporated herein by reference.

(10) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the annual report of the Company on Form 10-K for the year ended March 31, 1996, which exhibit is incorporated herein by reference.

(11) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the annual report of the Company on Form 10-K/A for the year ended March 31, 1996, which exhibit is incorporated herein by reference.

(12) Filed with the Securities and Exchange Commission as an exhibit, as indicated above, to the proxy statement of the Company dated April 23, 1998, which exhibit is incorporated herein by reference.

(13) Filed with the Securities and Exchange Commission as an exhibit, as indicated above, to the quarterly report of the Company on Form 10-Q for the period ended June 30, 1998, which exhibit is incorporated herein by reference.

(b)      REPORTS ON FORM 8-K

         The Company filed no reports on Form 8-K during the fiscal quarter ended December 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of April, 1999.

                                           CORNICHE GROUP INCORPORATED



                                           By:  /s/ ROBERT H. HUTCHINS
                                                -------------------------------
                                                Robert H. Hutchins
                                                President and Principal
                                                Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

            Name                                              Capacities                           Date
            ----                                              ----------                           ----
/s/ ROBERT H. HUTCHINS
----------------------------------                     President, Principal Financial          April 21, 1999
           Robert H. Hutchins                          Officer and Director



/s/ JOEL SAN ANTONIO
----------------------------------                     Acting Chairman of the Board
           Joel San Antonio                            of Directors



/s/ RONALD GLIME                                       Director                                April 21, 1999
----------------------------------
           Ronald Glime



/s/ GLENN ABER                                         Director                                April 21, 1999
----------------------------------
           Glenn Aber



----------------------------------
           James J. Fyfe                               Director

                           CORNICHE GROUP INCORPORATED

                                DECEMBER 31, 1998





                                    I N D E X




                                                                                                      Page No.
                                                                                                     ---------
REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ...............................................  F-2, F-3



FINANCIAL STATEMENTS:


         Balance Sheets at December 31, 1998
              (Consolidated) and March 31, 1998  ..................................................  F-4


         Statements of Operations
              For the Nine Months Ended December 31, 1998
              (Consolidated) and 1997 (Unaudited) and
              For the Years Ended March 31, 1998 and 1997 .........................................  F-5


         Statements of Convertible Redeemable Preferred Stock,
              Common Stock, Other Stockholders' Equity and Accumulated Deficit
              For the Nine Months Ended December 31, 1998 (Consolidated)
              and For the Years Ended March 31, 1998 and 1997 .....................................  F-6


         Statements of Cash Flows
              For the Nine Months Ended December 31, 1998
              (Consolidated) and 1997 (Unaudited) and
              For the Years Ended March 31, 1998 and 1997 .........................................  F-7, F-8


         Notes to Financial Statements ............................................................  F-9 - F-23


         Schedule II - Valuation of Qualifying Accounts
              For the Nine Months Ended December 31, 1998 (Consolidated)
              and For the Years Ended March 31, 1998 and 1997 .....................................  F-24

                [WEINICK SANDERS LEVENTHAL & CO., LLP LETTERHEAD]
--------------------------------------------------------------------------------


                          INDEPENDENT AUDITOR'S REPORT



To the Stockholders and Board of Directors
Corniche Group Incorporated


We have audited the accompanying consolidated balance sheet of Corniche Group Incorporated and Subsidiary as at December 31, 1998, and the related statements of operations, cash flows, and stockholders' equity for the nine months then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corniche Group Incorporated and Subsidiary as at December 31, 1998, and the results of their operations and their cash flows for the nine months then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the nine months ended December 31, 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company's liabilities exceed their assets by $307,807 at December 31, 1998 and has incurred losses in recent years. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                      /s/ WEINICK SANDERS LEVENTHAL & CO., LLP

New York, New York
February 15, 1999, except for Note 10,
as to which the date is April 1, 1999

                     [SIMONTACCHI & COMPANY, LLP LETTERHEAD]
--------------------------------------------------------------------------------

                          CERTIFIED PUBLIC ACCOUNTANTS



                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors
Corniche Group Incorporated
Wayne, New Jersey


We have audited the accompanying balance sheets of Corniche Group Incorporated as of March 31, 1998 and 1997 and the related statement of operations, common stock, other stockholders' equity and (capital deficiency), and cash flows for the years ended March 31, 1998, 1997 and 1996. Our audits also include the financial statement schedule for the years ended March 31, 1998, 1997 and 1996. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements and the financial statement schedule of Corniche Distribution Limited and Subsidiaries, a former consolidated subsidiary, as of March 31, 1996 and for the year then ended. These statements and schedules were not audited as the corporations were in receivership in the United Kingdom (see
Note 2 of the financial statements), and the records are unavailable for audit.

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


                                         /s/ SIMONTACCHI & COMPANY, LLP

Fairfield, New Jersey
July 10, 1998

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                                 BALANCE SHEETS


                                   A S S E T S



                                                                                      DECEMBER 31,     MARCH 31,
                                                                                         1998            1998
                                                                                     -------------   -------------
                                                                                     (Consolidated)      (Restated)
Current Assets:
   Cash and equivalents ..........................................................   $     206,313   $   1,129,064
   Marketable securities .........................................................         628,175            --
   Other receivables and prepaid expenses ........................................            --               179
                                                                                     -------------   -------------
        Total Current Assets .....................................................         834,488       1,129,243
Property and equipment, net ......................................................          40,781             359
Other assets .....................................................................          12,525            --
License, net of accumulated amortization .........................................          17,997            --
                                                                                     -------------   -------------
                                                                                     $     905,791   $   1,129,602
                                                                                     =============   =============

           LIABILITIES, STOCKHOLDERS' EQUITY AND (CAPITAL DEFICIENCY)



Current liabilities:
   Dividends payable - preferred stock ...........................................   $     236,981    $     208,464
   Accounts payable, accrued expenses and other current liabilities ..............         133,941           51,212
   Current portion of capital lease obligations ..................................           4,649             --
                                                                                     -------------    -------------
      Total current liabilities ..................................................         375,571          259,676
                                                                                     -------------    -------------
Capital lease obligations ........................................................           9,262             --
                                                                                     -------------    -------------

Series A Convertible Preferred Stock:
   Series A $0.07 cumulative convertible preferred stock -
      stated value - $1.00 per share
      Issued - 1,000,000 shares
      Outstanding - 828,765 shares at December 31, 1998
        and 893,908 shares at March 31, 1998 .....................................         828,765          893,908
                                                                                     -------------    -------------
Convertible Redeemable Preferred Stock, Common Stock,
      Other Stockholders' Equity and (Accumulated Deficit):
   Preferred stock - authorized 5,000,000 shares
      Series B convertible redeemable preferred
          stock, $0.01 par value:
        Authorized, issued and outstanding at December 31, 1998 - 825,000 shares
          and zero shares at March 31, 1998 ......................................           8,250             --
   Common stock, $.001 par value
        Authorized - 30,000,000 shares Issued and outstanding - 6,369,968 at
December 31, 1998 and 6,355,231 at
          March 31, 1998 .........................................................           6,370            6,355
   Additional paid-in capital ....................................................       2,838,420        2,682,917
   Accumulated deficit ...........................................................      (3,160,847)      (2,713,254)
                                                                                     -------------    -------------
Total convertible redeemable preferred stock, common stock, other
            stockholders' equity and accumulated deficit .........................        (307,807)         (23,982)
                                                                                     -------------    -------------
                                                                                     $     905,791    $   1,129,602
                                                                                     =============    =============



                See accompanying notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                            STATEMENTS OF OPERATIONS


                                                   FOR THE NINE MONTHS ENDED          FOR THE YEARS ENDED
                                                          DECEMBER 31,                      MARCH 31,
                                                ------------------------------    ------------------------------
                                                     1998             1997            1998             1997
                                                -------------    -------------    -------------    -------------
                                                (CONSOLIDATED)    (UNAUDITED)

Net sales ...................................   $        --      $        --      $        --      $        --

Cost of sales ...............................            --               --               --               --
                                                -------------    -------------    -------------    -------------
Gross profit ................................            --               --               --               --
                                                -------------    -------------    -------------    -------------

General and administrative expenses .........         428,157          168,317          221,602          251,583
                                                -------------    -------------    -------------    -------------
Operating loss ..............................        (428,157)        (168,317)        (221,602)        (251,583)

Interest income (expense), net ..............          25,206            6,253           17,804          (17,373)
                                                -------------    -------------    -------------    -------------
Net loss before preferred dividend ..........        (402,851)        (162,064)        (203,798)        (268,956)

Preferred dividend ..........................         (44,642)         (45,083)         (60,067)         (63,648)
                                                -------------    -------------    -------------    -------------

Net loss ....................................   ($    447,593)   ($    207,147)   ($    263,865)   ($    332,604)
                                                =============    =============    =============    =============


Net loss per share of common stock ..........   ($       0.07)   ($       0.04)   ($       0.05)   ($       0.14)
                                                =============    =============    =============    =============
Weighted average number of
  common shares outstanding .................       6,367,015        4,833,849        5,165,272        2,412,278
                                                =============    =============    =============    =============










                See accompanying notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

       STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK, COMMON STOCK,
               OTHER STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

                 FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND

                   FOR THE YEARS ENDED MARCH 31, 1998 AND 1997




                                                   SERIES B CONVERTIBLE
                                                         REDEEMABLE
                                                       PREFERRED STOCK                  COMMON STOCK               ADDITIONAL
                                                -----------------------------   ------------------------------       PAID-IN
                                                   SHARES           AMOUNT         SHARES           AMOUNT           CAPITAL
                                                -------------   -------------   -------------    -------------    -------------
Balance at April 1, 1996 as previously
   reported .................................            --     $        --         2,630,378    $     263,037    $     830,086
Retroactive reflection of May 18, 1998
   reduction in par value of common stock
   from $0.10 to $0.001 per share ...........            --              --              --           (260,407)         260,407
                                                -------------   -------------   -------------    -------------    -------------
                                                         --              --         2,630,378            2,630        1,090,493
Series A convertible preferred stock
   dividend .................................            --              --              --               --               --
Net loss before Series A preferred stock
   dividend .................................            --              --              --               --               --
                                                -------------   -------------   -------------    -------------    -------------
Balance at March 31, 1997 ...................            --              --         2,630,378            2,630        1,090,493
Issuance of common stock for cash, net of
   related costs of $184,500 ................            --              --         3,940,000            3,940        1,781,560
Retirement of treasury stock ................            --              --          (218,100)            (218)        (204,492)
Conversion of Series A convertible
   preferred stock into common stock ........            --              --             2,953                3           15,356
Series A convertible preferred stock
   dividend .................................            --              --              --               --               --
Net loss before preferred stock dividend ....            --              --              --               --               --
                                                -------------   -------------   -------------    -------------    -------------
Balance at March 31, 1998 ...................            --              --         6,355,231            6,355        2,682,917
Adjustments to common stock .................            --              --             2,212                2               (2)
Issuance of Series B convertible preferred
   stock for cash ...........................         765,000           7,650            --               --             68,850
Issuance of Series B convertible preferred
   stock for services rendered ..............          60,000             600            --               --              5,400
Conversion of Series A convertible
   preferred stock into common stock ........            --              --            12,525               13           81,255
Series A convertible preferred dividend .....            --              --              --               --               --
Net loss before preferred stock dividend ....            --              --              --               --               --
                                                -------------   -------------   -------------    -------------    -------------
Balance at December 31, 1998 ................         825,000   $       8,250       6,369,968    $       6,370    $   2,838,420
                                                =============   =============   =============    =============    =============


                                                        TREASURY STOCK
                                                ------------------------------     ACCUMULATED
                                                   SHARES            AMOUNT          DEFICIT           TOTAL
                                                -------------    -------------    -------------    -------------
Balance at April 1, 1996 as previously
   reported .................................        (218,100)   $    (204,710)   $  (2,116,785)   $  (1,228,372)
Retroactive reflection of May 18, 1998
   reduction in par value of common stock
   from $0.10 to $0.001 per share ...........            --               --               --               --
                                                -------------    -------------    -------------    -------------
                                                     (218,100)        (204,710)      (2,116,785)      (1,228,372)
Series A convertible preferred stock
   dividend .................................            --               --            (63,648)         (63,648)

Net loss before Series A preferred stock
   dividend .................................            --               --           (268,956)        (268,956)
                                                -------------    -------------    -------------    -------------
Balance at March 31, 1997 ...................        (218,100)        (204,710)      (2,449,389)      (1,560,976)
Issuance of common stock for cash, net of
   related costs of $184,500 ................            --               --               --          1,785,500
Retirement of treasury stock ................         218,100          204,710             --               --
Conversion of Series A convertible
   preferred stock into common stock ........            --               --               --             15,359
Series A convertible preferred stock
   dividend .................................            --               --            (60,067)         (60,067)

Net loss before preferred stock dividend ....            --               --           (204,798)        (203,798)
                                                -------------    -------------    -------------    -------------
Balance at March 31, 1998 ...................            --               --         (2,713,254)         (23,982)
Adjustments to common stock .................            --               --               --               --
Issuance of Series B convertible preferred
   stock for cash ...........................            --               --               --             76,500
Issuance of Series B convertible preferred
   stock for services rendered ..............            --               --               --              6,000
Conversion of Series A convertible
   preferred stock into common stock ........            --               --               --             81,268
Series A convertible preferred dividend .....            --               --            (44,642)         (44,642)
Net loss before preferred stock dividend ....            --               --           (402,951)        (402,951)
                                                -------------    -------------    -------------    -------------
Balance at December 31, 1998 ................            --      $        --      $  (3,160,847)   $    (307,807)
                                                =============    =============    =============    =============





                See accompanying notes to financial statements.

                                    CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                                             STATEMENTS OF CASH FLOWS




                                                      FOR THE NINE MONTHS ENDED            FOR THE YEARS ENDED
                                                             DECEMBER 31,                        MARCH 31,
                                                     ----------------------------      ----------------------------
                                                        1998              1997             1998             1997
                                                     -----------      -----------      -----------      -----------
                                                    (CONSOLIDATED)    (UNAUDITED)
Cash flows from operating activities:
   Net loss ........................................ $  (447,593)     $  (107,147)     $  (263,865)     $  (332,604)
                                                     -----------      -----------      -----------      -----------
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Series B preferred shares issued for services
      rendered .....................................       6,000               --               --               --
   Series A preferred stock dividends ..............      44,642           45,083           60,067           63,648
   Depreciation and amortization ...................       3,435              291              388              388
   Increase (decrease) in cash flows as a result
      of changes in assets and liability account
      balances net of effects from purchase of
      Stamford Insurance Company, Ltd.:
      Notes receivable .............................          --               --               --          125,000
      Other receivables ............................         179           (1,231)             821            9,000
      Other assets .................................     (12,525)              --               --               --
   Accounts payable, accrued expenses and
        other current liabilities ..................      82,729          (89,722)         (67,014)        (169,701)
                                                     -----------      -----------      -----------      -----------
   Total adjustments ...............................     124,460          (43,579)          (5,738)          28,335
                                                     -----------      -----------      -----------      -----------


Net cash used in operating activities ..............    (323,133)        (252,726)        (269,603)        (304,269)
                                                     -----------      -----------      -----------      -----------
Cash flows from investing activities:
   Investments in marketable securities ............    (628,175)              --               --               --
   Acquisition of property assets ..................     (25,745)              --               --               --
   Acquisition of Stamford Insurance
      Company Ltd. .................................     (37,000)              --               --               --
                                                     -----------      -----------      -----------      -----------
Net cash used in investing activities ..............    (690,920)              --
                                                     -----------      -----------      -----------      -----------
Cash flows from financing activities:
   Net proceeds from issuance of capital stock .....      76,500        1,660,500        1,785,500               --
   Payments of capital lease obligation ............      (3,995)              --               --               --
   Payments of notes payable .......................          --         (450,000)        (450,000)        (877,630)
   Additional borrowings ...........................          --           50,000           50,000          395,000
                                                     -----------      -----------      -----------      -----------
Net cash provided by financing activities ..........      72,505        1,260,500        1,385,500          317,370
                                                     -----------      -----------      -----------      -----------
Net increase (decrease) in cash ....................    (941,548)       1,007,774        1,115,897           13,101
Cash balance acquired with purchase of
   subsidiary ......................................      18,797               --               --               --
Cash and cash equivalents at beginning of year .....   1,129,064           13,167           13,167               66
                                                     -----------      -----------      -----------      -----------
Cash and cash equivalents at end of year ........... $   206,313      $ 1,020,941      $ 1,129,064      $    13,167
                                                     ===========      ===========      ===========      ===========





                See accompanying notes to financial statements.

                                    CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                                       STATEMENTS OF CASH FLOWS (Continued)




                                                     For the Nine Months                        For the Years Ended
                                                     Ended December 31,                               March 31,
                                           ---------------------------------------     ---------------------------------------
                                                  1998                  1997                  1998                   1997
                                           -----------------     -----------------     -----------------     -----------------
                                            (Consolidated)          (Unaudited)
Supplemental Disclosures of Cash
   Flow Information:

   Cash paid during the period:


      Income taxes ...................     $              --     $              --     $              --     $              --
                                           =================     =================     =================     =================
      Interest .......................     $             886     $           4,181     $           4,181     $         178,373
                                           =================     =================     =================     =================
Supplemental Schedules of Noncash
   Investing and Financing Activities:


   Issuance of preferred stock
      for services rendered ..........     $           6,000     $              --     $              --     $              --
                                           =================     =================     =================     =================

   Property assets acquired under
      capital lease obligations ......     $          17,806     $              --     $              --     $              --
                                           =================     =================     =================     =================

   Net accrual of dividends on
      Series A preferred stock .......     $          28,517     $          45,083     $          60,067     $          63,648
                                           =================     =================     =================     =================
   Series A preferred stock and
      dividends thereon converted to
      common stock and additional
      paid-in capital upon conversion      $          15,125     $           2,007     $          15,359     $              --
                                           =================     =================     =================     =================











                See accompanying notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS

                AS AT DECEMBER 31, 1998 AND FOR THE NINE MONTHS
                        ENDED DECEMBER 31, 1998 AND 1997
                    (Information Relating to The Nine Months
                     Ended December 31, 1997 is Unaudited)
           AND AS AT MARCH 31, 1998 AND FOR THE TWO YEARS THEN ENDED


NOTE 1        -   CORRECTION OF AN ERROR.

                  The balance sheet as at March 31, 1998 and the statements of convertible redeemable preferred stock, common stock, other stockholders' equity and accumulated deficit for the years ended March 31, 1998 and 1997 have been restated to reflect the Series A 7% Redeemable Preferred Stock as an item similar to debt instead of a component of equity as previously reported for the periods ended March 31, 1998 and 1997 as prescribed by the Securities and Exchange Commission ("SEC") Accounting Series Release No. 268. The Series A Preferred Stock's Put feature (see Note 5) places the redemption of this class of stock outside the control of the Company (assuming the conditions allowing redemption are satisfied) and accordingly should be classified similar to debt. Previously the Series A Preferred Stock was included in stockholders' equity which is not in accordance with SEC regulations and generally accepted accounting principles.



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

                  Corniche experienced large operating losses and net cash
              outflows from operating activities in the years ended March 31, 1995 and 1996 resulting in a significant reduction in working capital during the period. The Company was unsuccessful in its efforts to raise interim financing to resolve its liquidity problems. Additionally, the Company was not able to convert a significant portion of its bank debt to equity. As a result, receivers were appointed to Corniche's subsidiaries, Chessbourne and TSCL on February 7, 1996 by their primary bankers and secured lender, Bank of Scotland and Corniche Distribution Limited was placed in receivership on February 28, 1996. Since then the Company has been inactive.

                  Effective January 30, 1997, the Company entered into a Stock
              Purchase Agreement with the Bank of Scotland and twelve related persons whereby 1,042,250 of the 1,097,250 shares of the Company's common stock pledged to the Bank of Scotland by Brian J. Kaylis and Susan A.M. Crisp to secure certain debts of Corniche Distribution Limited and subsidiaries to the Bank of Scotland were sold by the Bank of Scotland following a default in the obligation secured by the pledge to such twelve persons for an aggregate consideration of $125,070.

NOTE 2        -   THE COMPANY.  (Continued)

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

                  On September 30, 1998, the Company acquired all of the capital stock of Stamford Insurance Company, Ltd. ("Stamford") from Warrantech Corporation for $37,000 in cash in a transaction accounted for as a purchase. Warrantech's chairman is also the chairman of the Company. Stamford was charted under the laws of, and is licensed to conduct business as an insurance company by, the Cayman Islands. From its inception through its acquisition by the Company, Stamford did not generate any revenues but has incurred expenses.

                  The unaudited consolidated combined results of operations, on a pro forma basis as though Stamford had been acquired at the beginning of each period, is as follows:



                         For the Nine Months             For the Years Ended
                          Ended December 31,                  March 31,
                       --------------------------     -------------------------
                          1998            1997           1998            1997
                       ----------      ----------     ----------     ----------


Net sales ............ $       --      $       --     $       --     $       --
                       ==========      ==========     ==========     ==========
Costs and expenses ... $  511,335      $  179,498     $  232,824     $  263,821
                       ==========      ==========     ==========     ==========
Net loss ............. $ (527,991)     $ (214,227)    $ (268,321)    $ (338,476)
                       ==========      ==========     ==========     ==========
Net loss per share ... $    (0.08)     $    (0.04)    $    (0.05)    $    (0.14)
                       ==========      ==========     ==========     ==========


                  At December 31, 1998, Stamford's total assets of $173,805
              consist of $155,806 in cash and equivalents and a license, net of accumulated amortization, of $17,997, while its liabilities aggregate $879.

NOTE 3        -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

                  (a)      Basis of Presentation:

                           On February 4, 1999, the Board of Directors approved
                  a resolution to change the Company's fiscal year-end from March 31, to December 31. The change in year-end will be required by the state insurance regulatory authorities should, and if, the Company be successful in its endeavors to establish operations in the insurance sector.

                           The accompanying financial statements as at and for
                  the nine months ended December 31, 1998 reflect the consolidated financial position and consolidated results of operations and cash flows of the Company for the nine months ended December 31, 1998 and its wholly-owned subsidiary, Stamford, from its acquisition on September 30, 1998 to December 31, 1998. The financial statements as March 31, 1998 and for the two years then ended reflect the financial position and results of operations and cash flows of the Company as at March 31, 1998 and for the two years then ended. The accompany ing statements of operations and cash flows for the nine months ended December 31, 1997 are unaudited. In the opinion of management, the unaudited statements of operations and cash flows reflect all adjustments and accruals, consisting only of normal recurring adjustments and accruals, necessary to present fairly the results of the Company's operations and cash flows for the nine months ended December 31, 1997.


                  (b)      Receivership Proceeding:

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

                           Significant losses were incurred during the years
                  ended March 25, 1995 and 1996, resulting in a working capital and a stockholders' deficiency as of March 31, 1996 and 1995. Management of Corniche had taken several steps to reduce the amount of cash used by operations, including relocation of its corporate facilities and reduced staffing levels and other operating expenses. However, a receivership proceeding involving the operating subsidiaries of the Company was commenced on February 7, 1996 and the UK holding company, Corniche Distribution Limited, was placed in receivership on February 28, 1996. The receiverships resulted in the loss of all of the Company's operations and operating assets and eliminated most liabilities. In the year ended March 31, 1996, the Company recognized an extraordinary gain of $5,446,636 resulting from the receivership proceeding.

NOTE 3        -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  (Continued)

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

                  (e)      Concentrations of Credit-Risk:

                           Financial instruments that potentially subject the
                  Company to significant concentrations of credit risk consist principally of cash and marketable securities. The Company places it domestic operations cash accounts with high credit quality financial institutions which at times may be in excess of the FDIC insurance limit. The Company's subsidiary places its cash in the Cayman Island subsidiaries of domestic banks whose net worth exceeds $100,000,000. The Company's marketable securities are primarily comprised of investments in municipal bank funds. The Company employs the services of an investment advisor to assist in monitoring its investments.

                  (f)      Marketable Securities:

                           Marketable securities are classified as trading
                  securities and are reported at market value at December 31, 1998 which approximates cost.

                  (g)      Property and Equipment:

                           The cost of property and equipment is depreciated
                  over the estimated useful lives of the related assets of 5 to 7 years. The cost of leasehold improvements is amortized over the lesser of the length of the related leases or the estimated useful lives of the assets. Depreciation is computed on the straight-line method. Repairs and maintenance expenditures which do not extend original asset lives are charged to income as incurred.

                  (h)      Intangibles:

                           The excess of the purchase price for the capital
                  stock of Stamford over the net assets acquired has been attributed to the subsidiary's license to conduct business as an insurance carrier in the Cayman Islands. Amortization charged to operations in the nine months ended December 31, 1998 was $305.

NOTE 3        -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  (Continued)

                  (i)      Income Taxes:

                           Effective October 1993, the Company adopted SFAS 109,
                  "Accounting for Income Taxes", which recognizes (a) the amount of taxes payable or refundable for the current year and, (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an enterprise's financial statement or tax returns. There is no difference as to financial and tax basis of assets and liabilities.

                  (j)      Fair Value of Financial Instruments:

                           The Company adopted Statement of Financial Accounting
                  Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed of". The statement requires that the Company recognize and measure impairment losses of long-lived assets, certain identifiable intangibles, value long-lived assets to be disposed of and long-term liabilities. At December 31, 1998 and March 31, 1998, the carrying values of the Company's other assets and liabilities approximate their estimated fair values.

                  (k)      Earnings Per Share:

                           The Company adopted Statement of Financial Accounting
                  Standards No. 128, "Earnings Per Share," in the year ended March 31, 1998. Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all poten tially dilutive securities outstanding, is not presented as it is anti-dilutive in all periods.


                  (l)      Recently Issued Accounting Pronouncements:

                           The Financial Accounting Standards Board issued
                  Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income", No. 131 "Disclosures about Segments of an Enterprise and Related Information", No. 132 "Employer's Disclosures about Pension and Other Postretirement Benefits" and No. 133 "Accounting for Derivative Instruments and Hedging Activities". Management does not believe that the effect of implementing these new standards will be material to the Company's financial position, results of operations and cash flows.

NOTE 4        -   PROPERTY AND EQUIPMENT.

                  Property and equipment consists of the following:



                                             December 31,       March 31,
                                                 1998             1998
                                              ----------       ----------
Furniture and fixtures .................      $   27,172       $    1,426
Less: Accumulated depreciation .........           2,713            1,067
                                              ----------       ----------
                                                  24,459              359
                                              ----------       ----------
Lease property under capital leases:
    Office equipment ...................          17,806               --
Less: Accumulated depreciation .........           1,484               --
                                              ----------       ----------
                                                  16,322               --
                                              ----------       ----------
                                              $   40,781       $      359
                                              ----------       ----------

                           Depreciation and amortization charged to operations
                  was $3,130, $291, $388 and $388, respectively, for the nine months ended December 31, 1998 and 1997 and for the years ended March 31, 1998 and 1997.

                           The estimated present value of the capital lease
                  obligations at December 31, 1998 reflects imputed interest calculated at 12.7% and 19.32%. The obligations are payable in equal monthly installments through January 2002 as follows:



          Years Ending December 31,
----------------------------------------------
                    1999                           $    7,115
                    2000                                7,115
                    2001                                5,181
                    2002                                  317
                                                   ----------
                                                       19,728

     Amount representing interest                       5,817
                                                   ----------
     Present value of minimum lease payments           13,911

     Present value of minimum lease payments
         due within one year                            4,649
                                                   ----------
     Present value of minimum lease payments
         due after one year                        $    9,262
                                                   ==========

     The aggregate maturities of the present value of the minimum lease obligations is as follows:



          Years Ending December 31,
----------------------------------------------
                    1999                           $    4,649
                    2000                                6,004
                    2001                                2,961
                    2002                                  297
                                                   ----------
                                                   $   13,911
                                                   ==========

NOTE 5        -   NOTES PAYABLE.

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

                           The notes payable relating to the above offering were
                  paid in full and the warrants were simultaneously redeemed during the year ended March 31, 1998 with funds generated from the sale of stock (see Note 7).


NOTE 6        -   ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT
                  LIABILITIES.

                           Accounts payable, accrued expenses and other current
                  liabilities consist of the following at




                                         December 31,     March 31,
                                            1998            1998
                                         ----------     ----------
Accrued legal fees ..................... $   50,000     $   37,362
Accrued accounting fees ................     30,000         12,000
Other ..................................     11,956          1,850
Due to related party (See Note 10) .....     41,985             --
                                         ----------     ----------
                                         $  133,941     $   51,212
                                         ==========     ==========

NOTE 7        -   SERIES A CONVERTIBLE PREFERRED STOCK.

                           In connection with the settlement a securities class
                  action litigation in 1994, the Company issued 1,000,000 shares of Series A $0.07 Convertible Preferred Stock (the "Series A Preferred Stock") with an aggregate value of $1,000,000. The following summarizes the terms of Series A Preferred Stock as more fully set forth in the Certificate of Designation. The Series A Preferred Stock has a liquidation value of $1 per share, is non-voting and convertible into common stock of the Company at a price of $5.20 per share. Holders of Series A Preferred Stock are entitled to receive cumula tive cash dividends of $0.07 per share, per year, payable semi-annually. Until November 30, 1999 the Series A Preferred Stock is callable by the Company at a price of $1.04 per share, plus accrued and unpaid dividends, and thereafter at a price of $1.05 per share, plus accrued and unpaid dividends. In addition, if the closing price of the Company's common stock exceeds $13.80 per share for a period of 20 consecutive trading days, the Series A Preferred Stock is callable by the Company at a price equal to $0.01 per share, plus accrued and unpaid dividends. The Certificate of Designation for the Series A Preferred Stock also states that at any time after December 1, 1999 the holders of the Series A Preferred Stock may require the Company to redeem their shares of Series A Preferred Stock (if there are funds with which the Company may do so) at a price of $1.00 per share. Notwithstanding any of the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. During the nine months ended December 31, 1998, 65,143 shares of the Series A Preferred Stock were converted into 12,525 shares of common stock. During the year ended March 31, 1998, holders of 15,359 shares of the Series A Preferred Stock converted such shares into 2,953 shares of the Company's common stock. At December 31, 1998, 828,765 shares of Series A Preferred Stock were outstanding.


NOTE 8        -   STOCKHOLDER'S EQUITY.

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

                           Pursuant to the Agreement and subsequent
                  transactions, the Initial Purchasers acquired 765,000 shares of Series B Stock for $76,500 in cash. The Company incurred certain legal expenses of the Initial Purchasers equaling approximately $50,000 in connection with the transaction. In addition, the Company issued 50,000 shares of Series B Stock to Alan Zuckerman as compensation valued at $5,000 for his assistance to the Company in the identification and review of business opportunities and this transaction and for his assistance in bringing the transaction to fruition. Additionally, the Company issued 10,000 shares of Series B Stock to James Fyfe as compensation valued at $1,000 for his work in bringing this transaction to fruition. These issuances diluted the voting rights of the then existing stockholders by approximately 57%. The total authorized shares of Series B Convertible Redeemable Preferred Stock are 825,000.

NOTE 8        -   STOCKHOLDER'S EQUITY.  (Continued)

                  (a)      Series B Convertible Redeemable Preferred Stock:
                  (Continued)

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

NOTE 8        -   STOCKHOLDER'S EQUITY.  (Continued)

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

                           A total of 101,308 shares of common stock are
                  reserved for issuance upon exercise of warrants as of March 31, 1998. Warrants issued and outstanding are summarized as follows:



                              Shares Issuable
                                on Exercise              Exercise Price          Expiration Date
                          ------------------------  -----------------------   ---------------------
September 1993                               9,375           $ 46.40                   4/99
March 1995                                  91,933       $ 3.20 - $ 8.10           1/99 - 11/03

                           In March 1995, as a result of the sale of the Company
                  of its medical imaging subsidiary, stock options held by certain directors, officers and employees under the Company's 1986 Stock Option Plan were converted to warrants on substantially the same terms as the previously held stock options, except these warrants were immediately vested.

NOTE 8        -   STOCKHOLDER'S EQUITY.  (Continued)

                  (d)      Stock Option Plans:

                           CGI has three stock option plans. The 1986 Stock
                  Option Plan and the 1998 Employee Incentive Stock Option Plan provide for the grant of options to purchase shares of the Company's common stock to employees. The 1992 Stock Option Plan provides for the grant of options to directors.

                           The 1986 Stock Option Plan allows for the grant of
                  incentive stock options (ISO), non-qualified stock options
                  (NQSO) and stock appreciation rights (SAR). The maximum number of shares of the Company's common stock that may be granted, as amended in April 1993, is 140,000 shares. The terms of the plan provide that options are exercisable for a period of up to ten years from the date of grant or a period of five years with respect to incentive stock options if the holder owns more than 10% of the Company's outstand ing common stock. The exercise price and grantees of options are established by the Stock Option Committee. The exercise price of ISO's must be at least 100% of the fair market value of the common stock at the time of grant.

                           For the holders of more than 10% of the Company's
                  outstanding common stock, the exercise price must be at least 110% of the fair market value. The exercise price of NQSO's must be not less than 80% of the fair market value of the common stock at the time of grant. An option is exercisable not earlier than six months from the date of grant. During the nine months ended December 31, 1998 and the years ended March 31, 1998 and 1997, no options were granted, expired, exercised or outstanding at any time under the 1986 Plan.

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

                           Under the 1998 Plan, the maximum aggregate number of
                  shares which may be issued under options is 300,000 shares of Common Stock. The aggregate fair market value (determined at the time the option is granted) of the shares for which incentive stock options are exercisable for the first time under the terms of the 1998 Plan by any eligible employee during any calendar year cannot exceed $100,000. The option exercise price of each option is 100% of the fair market value of the underlying stock on the date the options are granted, except that no option will be granted to any employee who, at the time the option is granted, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Corporation or any subsidiary unless (a) at the time the options are granted, the option exercise price is at least 110% of the fair market value of the shares of Common Stock subject to the option and (b) the option by its terms is not exercisable after the expiration of five years from the date such option is granted.

NOTE 8        -   STOCKHOLDER'S EQUITY.  (Continued)

                  (d)      Stock Option Plans:  (Continued)

                           The 1998 Plan will be administered by a committee of
                  disinterested directors of the Board of Directors of the Corporation ("Option Committee"). Through December 31, 1998, no options were granted under the 1998 Plan. In February 15, 1999, the Company's Chief Operating Officer was granted an option to acquire 75,000 shares of the Company's common stock at $1.097 per share under the 1998 Plan.

                           Information with respect to options under the 1986,
                  1992 and 1998 Stock Option Plans is summarized as follows:


                                              For the Nine
                                              Months Ended        For the Years Ended March 31,
                                              December 31,        ----------------------------
                                                  1998               1998               1997
                                               ---------          ---------          ---------

Outstanding at beginning of period                 3,000              1,500              7,500

Granted                                               --              1,500              3,000
Converted                                             --                 --                 --
Expired                                               --                 --             (9,000)
Exercised                                             --                 --                 --
                                               ---------          ---------          ---------
Outstanding at end of period                       3,000              3,000              1,500
                                               ---------          ---------          ---------


                           Outstanding options expire 90 days after termination
                  of holder's status as employee or director.

                           At December 31, 1998, there were 3,000 exercisable
                  outstanding options and 457,000 shares available for grant. The exercise price of outstanding options ranged from $0.3125 per share to $0.40625 per share.

                           On May 1, 1997, 1,500 options were granted at an
                  exercise price of $0.3125 per share.

                           Options were granted at an exercise price equal to
                  the fair value of the common stock at the grant date. Therefore, in accordance with the provisions of APB Opinion No. 25 related to fixed stock options, no compensation expense is recognized with respect to options granted or exercised. Under the alternative fair-value based method defined in SFAS No. 123, the fair value of all fixed stock options on the grant date would be recognized as expense over the vesting period. As the number of options granted is immaterial, recognizing the expense would not have a material effect on the Company's financial statements for any period presented.

NOTE 9        -   INCOME TAXES.

                           The Company has requested that its taxable year-end
                  be changed from March 31, to December 31, effective with the December 31, 1998 period, in order to coincide with its financial statement year-end change.

                           The difference between income taxes computed using
                  the statutory federal income tax rate and that shown in the financial statements are summarized as follows:



                                                   For the Nine Months Ended
                                                         December 31,
                                 --------------------------------------------------------
                                           1998                            1997
                                 -------------------------      -------------------------
                                     (Consolidated)                    (Unaudited)
Loss before income taxes
   and preferred dividend        $ (402,951)                    $ (162,064)
                                 ==========                     ==========

Computed tax benefit at
   statutory rate                $ (137,000)         (34.0%)    $  (55,100)         (34.0%)

Foreign subsidiary's loss
   not subject to U.S. taxes            300             --              --             --


Net operating loss
   valuation reserve                136,700           34.0          55,100           45.0
                                 ----------     ----------      ----------     ----------
Total tax benefit                $       --           -- %      $       --           -- %
                                 ----------     ----------      ----------     ----------


                                                  For the Years Ended
                                                         March 31,
                                 --------------------------------------------------------
                                           1998                            1997
                                 -------------------------      -------------------------
Loss before income taxes
   and preferred dividend        $ (203,798)                    $ (268,956)
                                 ==========                     ==========

Computed tax benefit at
   statutory rate                $  (69,300)         (34.0%)    $  (91,400)         (34.0%)

Foreign subsidiary's loss
   not subject to U.S. taxes             --             --              --             --


Net operating loss
   valuation reserve                 69,300           34.0          91,400           34.0
                                 ----------     ----------      ----------     ----------
Total tax benefit                $       --           -- %      $       --           -- %
                                 ----------     ----------      ----------     ----------




                           There are no significant differences between the
                  financial statement and tax basis of assets and liabilities and, accordingly, no deferred tax provision/benefit is required. At December 31, 1998, the Company has a federal net operating loss carryforward of approximately $1,038,000 which can be applied against future income. The future tax benefit of the operating loss carryforward of $353,000 has been fully reserved as it is not more likely than not that the Company will be able to use the operating loss in the future.

                           The Tax Reform Act of 1986 enacted a complex set of
                  rules limiting the utilization of net operating loss carryforwards to offset future taxable income following a corporate ownership change. The Company's ability to utilize its NOL carryforwards is limited following a change in ownership in excess of fifty percentage points.

                           The 825,000 shares of Series B Convertible Redeemable
                  Preferred Stock, subject to certain conditions, can be converted into 8,250,000 common shares. Such conversion would trigger the 50% change in ownership. The effect would be to limit the amount of operating loss to be utilized in any tax year. Additionally, the Company has plans to sell up to 3,500,000 shares of its common stock in a private placement (see Note 11) which could effect the utilization of the net operating loss.

NOTE 10       -   COMMITMENTS, CONTINGENCIES AND OTHER.

                  (a)      Leases:

                           Commencing in August 1998, the Company entered into
                  short-term operating leases for its general office space and certain office equipment. Prior to August 1998, the Company did not incur rent expense as it was inactive. Rent expense charged to operations for the nine months ended December 31, 1998 was approximately $23,000. Future minimum annual rent commitments under operating leases as of December 31, 1998 are as follows:



                Years Ending December 31,
     ------------------------------------------------
                           1999                            $               54,000
                           2000                                            54,000
                           2001                                            33,000
                           2002                                             3,000
                                                           ----------------------

     Total minimum Annual rentals                          $              144,000
                                                           ======================



                  (b)      Web Site:

                           The Company has entered into a commitment to develop
                  a web page to be used in the sale of its products, which are under development, when, and if, the products are developed. The estimated cost of the web page will be approximately $500,000, of which $41,985 was charged to operations in the nine months ended December 31, 1998. The balance of the cost of developing the web site will be expensed as incurred. At December 31, 1998, a liability in the amount of $41,985 was owed to Warrantech Corporation for these expenses and is included in accounts payable, accrued expenses and other current liabilities in the accompanying financial statements. The affiliate had paid the vendors on the Company's behalf for their services.

                  (c)      Investment Contract:

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

                  (d)      Year 2000:

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

NOTE 10       -   COMMITMENTS, CONTINGENCIES AND OTHER.  (Continued)

                  (d)      Year 2000:  (Continued)

                           Since the Company has not been engaged in any
                  business for the past several years, its basic concerns regarding Year 2000 are focused on the future. The Company is in the process of making the initial assessment of its computer information needs and has just recently ordered and has partially received its first system hardware which is expected to be fully delivered and installed shortly. The Company will be further assessing its future software needs. The Company has received assurances from its vendors that the hardware and software that it has acquired to date is Year 2000 compliant. The Company intends to continue to obtain such assurances from its hardware and software vendors that the hardware and software it acquires is Year 2000 compliant.

                           The Company does not know what impact, if any, Year
                  2000 non-compliance will have on its financial condition or its contemplated future operations. But based upon available current information, the Company does not anticipate that, in the aggregate, costs associated with the Year 2000 issue will have a material adverse financial impact. However, there can be no assurances that, despite steps which the Company has taken, is presently taking, and intends to take in the future to insure that it, its future customers, its suppliers and others are free of Year 2000 issues, the Company will not encounter non-compliance issues that could have a material adverse impact on its financial condition and/or its future operations. If, despite the Company's efforts under its Year 2000 planning, there are Year 2000 related failures affecting the Company from outside sources, management at the present time does not believe the impact will be substantial.


NOTE 11       -   SUBSEQUENT EVENT.

                           On April 1, 1999, the Company entered into an
                  agreement with a broker-dealer to sell 3,500,000 shares of its common stock to accredited investors in a private offering. The gross proceeds before offering costs (estimated to be $355,000) from the sale of the securities is anticipated to be $3,150,000. If the offering is successful, the Company will lose its right to repurchase the Series B Convertible Redeemable Preferred Stock for $0.10 per share as the requisite conditions for extinguishment of this repurchase right will have been met. (See Note 8.)

                          CORNICHE GROUP INCORPORATED

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS


                                                                                            Col. C
                                                                                            ------
                    Col. A                               Col. B                           Additions
                    ------                               ------                           ---------
                                                         Balance              Charged to            Acquisition
                 Description                       Beginning of Period    Costs and Expenses      of Subsidiaries
                 -----------                       -------------------    ------------------      ---------------

For the years ended March 31, 1998 and 1997:
   Reserve against notes receivable in default:
                                          1997          $75,000            $              --      $            --
                                          1998           75,000                           --                   --

For the nine months ended December 31, 1998:
   Reserve against notes receivable in default:
                                          1998           75,000                           --                   --



                    Col. A                              Col. D              Col. E
                    ------                              ------              ------
                                                      Deductions          Balance at
                 Description                           Describe         End of Period
                 -----------                           --------         -------------

For the years ended March 31, 1998 and 1997:
   Reserve against notes receivable in default:
                                          1997         $     --              $75,000
                                          1998               --               75,000

For the nine months ended December 31, 1998:
   Reserve against notes receivable in default:
                                          1998               --               75,000


                                 EXHIBIT INDEX


                                                                                              Exhibit No.
                                                                                            of incorporated
                                                                                         report specified below
                                                                                         ----------------------
       3   (a)   Certificate of Incorporation filed September 18, 1980 (1)                         3
           (b)   Amendment to Certificate of Incorporation filed
                 September 29, 1980 (1)                                                            3
           (c)   Amendment to Certificate of Incorporation filed July 28, 1983 (2)                 3(b)
           (d)   Amendment to Certificate of Incorporation filed February 10, 1984 (2)             3(d)
           (e)   Amendment to Certificate of Incorporation filed March 31, 1986 (3)                3(e)
           (f)   Amendment to Certificate of Incorporation filed March 23, 1987 (4)                3(g)
           (g)   Amendment to Certificate of Incorporation filed June 12, 1990 (5)                 3.8
           (h)   Amendment to Certificate of Incorporation filed September 27, 1991 (6)            3.9
           (i)   Certificate of Designation for Series A Preferred Stock filed
                 November 12, 1994 (7)                                                             3.8
           (j)   Amendment to Certificate of Incorporation filed
                 September 28, 1995 (10)                                                           3(j)
           (k)   Certificate of Designation for Series B Preferred Stock dated
                 May 18, 1998 (12)                                                                 C
           (l)   By-laws of the Company, as amended on April 25, 1991 (6)                          3(f)
           (m)   Amendment to Certificate of Incorporation dated May 18, 1998 (12)                 A
       4   (a)   Form of Underwriter's Warrant (6)                                                 4.9.1
           (b)   Form of Promissory Note - 1996 Offering (10)                                      4(b)
           (c)   Form of Promissory Note - 1997 Offering (10)                                      4(c)
           (d)   Form of Common Stock Purchase Warrant - 1996 Offering (10)                        4(d)
           (e)   Form of Common Stock Purchase Warrant - 1997 Offering (10)                        4(e)
       10  (a)   1986 Stock Option Plan, as amended (7)                                            10.6
           (b)   1992 Stock Option Plan (8)                                                        B
           (c)   Stock Purchase Agreement dated as of January 30, 1997 by and
                 among the Company, the Bank of Scotland and 12 buyers (10)                        10(m)
           (d)   Mutual Release dated as of January 30, 1997 by and among the
                 Company, James Fyfe and the Bank of Scotland (10) 10(n) (e)
                 Stock Purchase Agreement, dated as of March 4, 1998, between
                 the Company and the Initial Purchasers named therein (12)                         B
           (f)   1998 Employees Stock Option Plan (12)                                             D
       16  (a)   Letter of Mahoney Cohen & Company, CPA, PC regarding their concurrence with the statements made by the Company concerning their resignation as the Company's principal
                 accountant (11)                                                                   16(a)
           (b)   Letter of Simontacchi & Company, LLP, regarding their
                 concurrence with the statements made by the Company concerning
                 their resignation as the Company's principal accountant (13)                      6(a)
       27        Financial Data Schedule, filed herewith

Notes:

(1) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the registration statement of the Company on Form S-18, File No. 2-69627, which exhibit is incorporated herein by reference.

(2) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the registration statement of the Company on Form S-2, File No. 2-88712, which exhibit is incorporated herein by reference.

(3) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the registration statement of the Company on Form S-2, File No. 33-4458, which exhibit is incorporated herein by reference.

(4) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the annual report of the Company on Form 10-K for the year ended September 30, 1987, which exhibit is incorporated herein by reference.

(5) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the registration statement of the Company on Form S-3, File No. 33-42154, which exhibit is incorporated herein by reference.

(6) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the registration statement of the Company on Form S-1, File No. 33-42154, which exhibit is incorporated herein by reference.

(7) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the annual report of the Company on Form 10-K for the year ended September 30, 1994, which exhibit is incorporated herein by reference.

(8) Filed with the Securities and Exchange Commission as an exhibit, as indicated above, to the proxy statement of the Company dated March 30, 1992, which exhibit is incorporated herein by reference.

(9) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of the Company on Form 8-K, dated April 5, 1995, which exhibit is incorporated herein by reference.

(10) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the annual report of the Company on Form 10-K for the year ended March 31, 1996, which exhibit is incorporated herein by reference.

(11) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the annual report of the Company on Form 10-K/A for the year ended March 31, 1996, which exhibit is incorporated herein by reference.

(12) Filed with the Securities and Exchange Commission as an exhibit, as indicated above, to the proxy statement of the Company dated April 23, 1998, which exhibit is incorporated herein by reference.

(13) Filed with the Securities and Exchange Commission as an exhibit, as indicated above, to the quarterly report of the Company on Form 10-Q for the period ended June 30, 1998, which exhibit is incorporated herein by reference.