Form 10-Q
period 1999-03-31
CORNICHE GROUP INC /DE
filed 1999-05-21
CIK 320017

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                             -----------------------


                                    FORM 10-Q


[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from ________ to ________


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


             6,371,686 SHARES, $.001 PAR VALUE, AS OF APRIL 1, 1999
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                           CORNICHE GROUP INCORPORATED

                               INDEX TO FORM 10-Q

                                                                                                         Page No.
                                                                                                         --------

Part I   -    Financial Information:

              Item 1.      Consolidated Financial Statements (Unaudited):

                           Balance Sheets
                           At March 31, 1999 and December 31, 1998......................................      2

                           Statements of Operations
                           For the Three Months Ended
                           March 31, 1999 and 1998 .....................................................      3

                           Statements of Cash Flows
                           For the Three Months Ended
                           March 31, 1999 and 1998 .....................................................      4

                           Notes to Consolidated Financial Statements ..................................     5-14

              Item 2.      Management's Discussion and Analysis of
                           Financial Condition and Results of Operations ...............................    14-17

              Item 3.      Quantitative and Qualitative Disclosures
                           About Market Risk - Not Applicable...........................................     17

Part II  -    Other Information:

              Item 1.      Legal Proceedings - Not Applicable...........................................     18

              Item 2.      Changes in Securities Area Use of
                           Proceeds - Not Applicable....................................................     18

              Item 3.      Defaults Upon Securities - Not Applicable....................................     18

              Item 4.      Submission of Matters to a Vote of Security
                           Holders - Not Applicable.....................................................     18

              Item 5.      Other Information - Not Applicable...........................................     18

              Item 6.      Exhibits and Reports on Form 8-K.............................................    18-20

              Signatures   .............................................................................     21



                           CORNICHE GROUP INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                                     March 31,     December 31,
                                                                       1999           1998
                                                                   -----------      -----------
Current assets:
     Cash and cash equivalents                                     $   169,316      $   206,313
     Marketable securities                                             281,455          628,175
     Prepaid expenses                                                   29,760             --
                                                                   -----------      -----------
         Total current assets                                          480,531          834,488

Property and equipment, net                                             48,484           40,781
Other assets                                                            30,248           12,525
License, net of accumulated amortization                                17,692           17,997
                                                                   -----------      -----------

                                                                   $   576,955      $   905,791
                                                                   ===========      ===========

LIABILITIES, STOCKHOLDERS' EQUITY AND (CAPITAL DEFICIENCY)

Current liabilities:
     Dividends payable - preferred stock                           $   248,730      $   236,981
     Accounts payable, accrued expenses
         and other current liabilities                                 201,314          133,941
     Current portion of capital lease obligations                        4,649            4,649
                                                                   -----------      -----------
              Total current liabilities                                454,693          375,571
                                                                   -----------      -----------

Capital lease obligations                                                8,027            9,262
                                                                   -----------      -----------

Series A Convertible Preferred Stock:
     Series A $0.07 cumulative convertible preferred
         stock - stated value - $1.00 per share
         Issued - 1,000,000 shares
       Outstanding - 819,818 shares at March 31, 1999
         and 828,765 shares at December 31, 1998                       819,818          828,765
                                                                   -----------      -----------

Convertible Redeemable Preferred Stock, Common Stock,
         Other Stockholders' Equity and (Accumulated Deficit):
     Preferred stock - authorized 5,000,000 shares
         Series B convertible redeemable preferred
              stock, $.01 par value:
           Authorized, issued and outstanding at March 31,
           1999 and December 31, 1998 - 825,000 shares                   8,250            8,250
     Common stock $.001 par value:
         Authorized - 30,000,000 shares,
         Issued and outstanding - 6,371,686 at March 31,
           1999 and 6,369,968 at December 31, 1998                       6,372            6,370
     Additional paid-in capital                                      2,850,062        2,838,420
     Accumulated deficit                                            (3,570,267)      (3,160,847)
                                                                   -----------      -----------
              Total convertible redeemable preferred
                stock, common stock, other stockholders'
                equity and (accumulated deficit)                      (705,583)        (307,807)
                                                                   -----------      -----------

                                                                   $   576,955      $   905,791
                                                                   ===========      ===========


                 See accompanying notes to financial statements.

                           CORNICHE GROUP INCORPORATED

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                For the Three
                                                                Months Ended
                                                                 March 31,
                                                         ----------------------------
                                                              1999            1998
                                                         -----------      -----------
                                                          (Consolidated)
Net sales                                                $      --        $      --

Cost of sales                                                   --               --
                                                         -----------      -----------

Gross profit                                                    --               --

General and administrative expenses                          399,122           53,285
                                                         -----------      -----------

Operating loss                                              (399,122)         (53,285)

Interest income - net                                          4,453           11,551
                                                         -----------      -----------

Loss before preferred dividend                               394,669)         (41,734)

Preferred dividend                                            14,446           14,984
                                                         -----------      -----------

Net loss                                                 $  (409,115)     $   (56,718)
                                                         ===========      ===========


Net loss per share of common stock                       $     (0.06)     $     (0.01)
                                                         ===========      ===========


Weighted average number of common shares outstanding       6,370,569        5,165,272
                                                         ===========      ===========










               See accompanying notes to financial statements.

                          CORNICHE GROUP INCORPORATED

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          For the Three
                                                                                           Months Ended
                                                                                             March 31,
                                                                                    ----------------------------
                                                                                       1999             1998
                                                                                    -----------      -----------
                                                                                  (Consolidated)


Cash flows from operating activities:
     Net loss                                                                       $  (409,115)     $   (56,718)
                                                                                    -----------      -----------
     Adjustments to reconcile net loss to net
              cash used in operating activities:
         Series A Preferred stock dividends                                              14,446           14,984
         Depreciation                                                                     3,112               97
         Increase (decrease) in cash flows as
                  a result of changes in assets and
                  liability account balances:
              Prepaid expenses                                                          (29,760)           2,052
              Accounts payable, accrued expense
                  and other current liabilities                                          67,374           22,708
                                                                                    -----------      -----------
     Total adjustments                                                                   55,172           39,841
                                                                                    -----------      -----------

Net cash used in operating activities                                                  (353,943)         (16,877)
                                                                                    -----------      -----------

Cash flows from investing activities:
     Decrease in marketable securities                                                  346,720             --
     Acquisition of property assets                                                     (10,816)            --
                                                                                    -----------      -----------
Net cash provided by investing activities                                               335,904             --
                                                                                    -----------      -----------

Cash flows from financing activities:
     Net proceeds from issuance of capital stock                                           --            125,000
     Payments of capital lease obligation                                                (1,235)            --
     Increase in other assets                                                           (17,723)            --
                                                                                    -----------      -----------
Net cash provided by (used in) financing activities                                     (18,958)         125,000
                                                                                    -----------      -----------

Net increase (decrease) in cash                                                         (36,997)         108,123

Cash and cash equivalents at beginning of period                                        206,313        1,020,941
                                                                                    -----------      -----------

Cash and cash equivalents at end of period                                          $   169,316      $ 1,129,064
                                                                                    ===========      ===========

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period:

         Income taxes                                                               $      --        $      --
                                                                                    ===========      ===========

         Interest                                                                   $      --        $      --
                                                                                    ===========      ===========

Supplemental Schedules of Non-Cash Transactions:

     Series A Preferred Stock and dividends thereon
         converted to common stock and additional
         paid-in capital upon conversion                                            $    11,644      $     3,059
                                                                                    ===========      ===========




                 See accompanying notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999
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

                           Corniche experienced large operating losses and net
                  cash outflows from operating activities in fiscal 1995 and 1996 resulting in a significant reduction in working capital during the period. The Company was unsuccessful in its efforts to raise interim financing to resolve its liquidity problems. Additionally, the Company was not able to convert a significant portion of its bank debt to equity. As a result, receivers were appointed to Corniche's subsidiaries, Chessbourne and TSCL on February 7, 1996 by their primary bankers and secured lender, Bank of Scotland, and Corniche Distribution Limited was placed in receivership on February 28, 1996. From that time until May 1998, the Company was inactive.

                           On March 4, 1998, the Company entered into a Stock
                  Purchase Agreement ("Agreement"), approved by the Company's stockholders on May 18, 1998, with certain individuals (the "Initial Purchasers") whereby the Initial Purchasers acquired an aggregate of 765,000 shares of a newly created Series B Convertible Redeemable Preferred Stock, par value $0.01 per share. Thereafter the Initial Purchasers have been endeavoring to establish for the Company new business operations in the service contract business and the insurance industry.

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

    NOTE 1   -    THE COMPANY.  (Continued)

                           The unaudited consolidated combined results of
                  operations, on a pro forma basis as though Stamford had been acquired at the beginning of each period, is as follows:

                                          For the Three Months
                                          Ended March 31, 1998
                                          --------------------
          Net sales                             $    --
                                                =========

          Costs and expenses                    $ 399,163
                                                =========

          Net loss                              $(407,491)
                                                =========

          Net loss per share                    $   (0.06)
                                                =========




    NOTE 2   -    BASIS OF PRESENTATION.

                           The accompanying unaudited financial statements have
                  been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

                           The December 31, 1998 balance sheet has been derived
                  from the audited financial statements at that date included in the Company's annual report on Form 10-K. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K.


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

    NOTE 3   -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  (Continued)

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


                  (e)      Income Taxes:

                           Effective October 1993, the Company adopted SFAS 109,
                  "Accounting for Income Taxes", which recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an enterprise's financial statement or tax returns. There are no significant differences between the financial statement and tax basis of assets and liabilities and, accordingly, no deferred tax provision/benefit is required. At December 31, 1998, the Company's tax year-end, the Company had a federal net operating loss carryforward of approximately $1,038,000, which can be applied against future income. The future tax benefit of the operating loss carryforward of $353,000 has been fully reserved as it is not more likely than not that the Company will be able to use the operating loss in the future.

                           The Tax Reform Act of 1986 enacted a complex set of
                  rules limiting the utilization of net operating loss carryforwards to offset future taxable income following a corporate ownership change. The Company's ability to utilize its net operating loss carryforwards is limited following a change in ownership in excess of fifty percentage points.

                           The 825,000 shares of Series B Convertible Redeemable
                  Preferred Stock, subject to certain conditions, can be converted into 8,250,000 common shares. such conversion would trigger a 50% change in ownership of the Company. The effect would be to limit the amount of operating loss to be utilized in any tax year. Additionally, the Company has plans to sell up to 3,500,000 shares of its common stock in a private placement (see Note 7), which could effect the utilization of the net operating loss.

    NOTE 3   -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  (Continued)

                  (f)      Fair Value of Financial Instruments:

                           The Company adopted Statement of Financial Accounting
                  Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The statement requires that the Company recognize and measure impairment losses of long-lived assets, certain identifiable intangibles, value long-lived assets to be disposed of and long-term liabilities. At March 31, 1999, the carrying values of the Company's other assets and liabilities approximate their estimated fair values.


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



    NOTE 4   -    SERIES A $0.07 CONVERTIBLE PREFERRED STOCK.

                           In connection with the settlement of the securities
                  class action litigation in 1994, the Company issued 1,000,000 shares of Series A $0.07 Convertible Preferred Stock (the"Series A Preferred Stock") with an aggregate value of $1,000,000. The following summarizes the terms of Series A Preferred Stock as more fully set forth in the Certificate of Designation relating to the Series A Preferred Stock. The Series A Preferred Stock has a liquidation value of $1 per share, is non-voting and convertible into common stock of the Company at a price of $5.20 per share. Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends of $0.07 per year,

    NOTE 4   -    SERIES A $0.07 CONVERTIBLE PREFERRED STOCK.  (Continued)

                  payable semi-annually. Until November 30, 1999, the Series A Preferred Stock is callable by the Company at a price of $1.04 per share, plus accrued and unpaid dividends, and thereafter at a price of $1.05 per share, plus accrued and unpaid dividends. In addition, if the closing price of the Company's common stock exceeds $13.80 per share for a period of 20 consecutive trading days, the Series A Preferred Stock is callable by the Company at a price equal to $0.01 per share, plus accrued and unpaid dividends. The Certificate of Designation for the Series A Preferred Stock also states that, at any time after December 1, 1999, any holder of the Series A Preferred Stocks may require the Company to redeem his shares of Series A Preferred Stock (if there are funds with which the Company may do so) at a price of $1.00 per share. Notwithstanding any of the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company, unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. During the three months ended March 31, 1999, 8,947 shares of the Series A Preferred Stock were converted into 1,714 shares of common stock. At March 31, 1999, 819,818 shares of Series A Preferred Stock were outstanding.



    NOTE 5   -    STOCKHOLDER'S EQUITY.

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

                           Pursuant to the Agreement and subsequent
                  transactions, the Initial Purchasers acquired 765,000 shares of Series B Stock for $76,500 in cash. The Company has paid certain legal expenses of the Initial Purchasers equaling approximately $50,000 in connection with the Transaction. In addition, the Company issued 50,000 shares of Series B Stock to Alan Zuckerman as compensation valued at $5,000 for his assistance to the Company in the identification and review of business opportunities and this transaction and for his assistance in bringing the transaction to fruition. Additionally, the Company issued 10,000 shares of Series B Stock to James Fyfe as compensation valued at $1,000 for his work in bringing this transaction to fruition. These issuances diluted the voting rights of existing stockholders by approximately 57%. The total number of authorized shares of Series B Preferred Stock is 825,000.

                           The following summarizes the terms of the Series B
                  Stock whose terms are more fully set forth in the Certificate of Designation relating to the Series B Stock. The Series B Stock carries a zero coupon and each share of the Series B Stock is convertible into ten shares of the Company's Common Stock. The holder of a share of the Series B Stock is entitled to ten times any dividends paid on the Common Stock and such stock has ten votes per

                  (a)      Series B Convertible Redeemable Preferred Stock:
                           (Continued)

                  share and votes as one class with the Common Stock. Accordingly, the Initial Purchasers have sufficient voting power to elect all of the Board of Directors. However, the Initial Purchasers are required to vote in favor of Mr. Fyfe or his designee as a director of the Corporation through June 30, 2000.

                           The holder of any share of Series B Stock has the
                  right, at such holder's option (but not if such share is called for redemption), exercisable on or after September 30, 2000, to convert such share into ten (10) fully paid and non-assessable shares of Common Stock (the "Conversion Rate"). The Conversion Rate is subject to adjustment as stipulated in the Agreement. Upon liquidation, the Series B Stock would be junior to the Corporation's Series A Preferred Stock and would share ratably with the Common Stock with respect to liquidating distributions.

                           Pursuant to the terms of the Agreement and the
                  Certificate of Designation relating to the Series B Stock, from March 31, 2000 to June 30, 2000, the Company has the right to repurchase or redeem such shares of Series B Stock from the holders for total consideration of $0.10 per share ($82,500 in the aggregate) unless, during the period from the date of the closing of the transaction through March 31, 2000,

                  (i) the Company's shares of common stock maintain a minimum closing bid price of not less than $2 per share on a public market during a period of any 10 consecutive trading days, and either

                  (ii) the Company raises a minimum of $2,500,000 of new equity capital through a placement of Common Stock, or

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


                  (b)      Common Stock:

                           On May 15, 1997, the Company commenced a private
                  securities offering pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. The offering consisted of up to 400 units, each unit consisting of 10,000 shares of common stock being offered at a price of $5,000 per unit. The Company used a placement agent for such offering who received a sales commission equal to 10% of the offering price of each unit sold. In connection with the offering, 369 units were sold for gross receipts of $1,845,000 from which the agent was paid a commission $184,500 for net proceeds of $1,660,500 to the Company. The proceeds of such offering were intended to be utilized to enable the Company to attempt to effect the acquisition of an

                  (b)      Common Stock:  (Continued)

                  operating business entity, for working capital and to pay off the promissory notes and to redeem the common stock purchase warrants issued in the Company's private securities offering which was completed on April 30, 1997.

                           In March 1998, the Company sold 250,000 shares of
                  common stock at $.50 per share realizing proceeds of $125,000.

                           At the Company's annual meeting of stockholders held
                  on May 18, 1998, the stockholders approved the reduction of the par value of the common stock from $0.10 per share to $0.001 per share. The par value was reduced to $0.001 per share to conform with the new Series B Stock, as each share of the Series B Stock is convertible into ten (10) shares of common stock.


                  (c)      Warrants:

                           The Company has issued common stock purchase warrants
                  from time to time to investors in private placements, certain vendors, underwriters and directors and officers of the Company.

                           A total of 101,308 shares of common stock are
                  reserved for issuance upon exercise of warrants as of March 31, 1999.


                  (d)      1998 Employee Incentive Stock Option Plan:

                           Under the Company's 1998 Employee Incentive Stock
                  Option Plan (the "1998 Plan"), the maximum aggregate number of shares which may be issued under options is 300,000 shares of Common Stock. The aggregate fair market value (determined at the time the option is granted) of the shares for which incentive stock options are exercisable for the first time under the terms of the 1998 Plan by any eligible employee during any calendar year cannot exceed $100,000. The option exercise price of each option is 100% of the fair market value of the underlying stock on the date the option is granted, except that no option will be granted to any employee who, at the time the option is granted, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary unless (a) at the time the options granted, the option exercise price is at least 110% of the fair market value of the shares of Common Stock subject to the option and (b) the option by its terms is not exercisable after the expiration of five years from the date such option is granted.

                           The Plan will be administered by a committee of
                  disinterested directors of the Board of Directors of the Company ("Option Committee"). On February 15, 1999, the Company's Chief Operating Officer was granted an option under the 1998 Plan to acquire 75,000 shares of Common Stock at an exercise price of $1.097 per share.

                  (e)      Independent Directors Compensation Plan:

                           In order to be able to attract qualified independent
                  directors in the future, the Corporation has adopted the Independent Directors Compensation Plan, pursuant to which each director who is not an officer or employee of the Company would receive compensation of $2,500 plus 500 shares of the Company's Common Stock each quarter. The Plan became effective as of April 30, 1998.

                           Independent directors also continue to be eligible to
                  receive stock options to purchase 1,500 shares of Common Stock at an exercise price equal to fair market value each year under the Director Option Plan.



    NOTE 6   -    OTHER EVENTS.

                  (a)      Lease of New Office Space:

                           As of August 1, 1998, the Company entered into a
                  three year lease for business offices of 4,100 square feet in Euless, Texas at an annual rental of $50,000.

                  (b)      Investment Contract:

                           The Company entered into an investment advisory
                  agreement with AIG Global Investment Corporation ("AIG") under which AIG will function as investment advisor and manager of all the Company's investable assets. AIG provides management services to all affiliated insurance companies of American International Group and other third-party institutions on a world-wide basis.


                  (c)      Year 2000:

                           Even though the Company at the present time does not
                  have any operations, it recognizes the need to ensure that its future operations, if any, will not be adversely effected by Year 2000 software or hardware failures. The Company has commenced communications with its suppliers, banks, investment advisors and others with which it presently does business to coordinate Year 2000 conversion, and it intends to continue such communications over the next several months. The results of such communications, which to date are insignificant, have not required the Company to incur any additional costs.

                           Since the Company has not been engaged in any
                  business for the past several years, its basic concerns regarding Year 2000 are focused on the future. The Company is in the process of making the initial assessment of its computer information needs and has just recently ordered and has partially received its first system hardware, which is expected to be fully delivered and installed shortly. The Company will be further assessing its future software needs. The Company has received assurances from the vendors of the hardware and software that it has acquired to date that such hardware and software is Year 2000 compliant. The Company intends to continue to obtain such assurances in connection with any future purchases of hardware and software.

                           The Company does not know what impact, if any, Year
                  2000 non-compliance will have on its financial condition or its contemplated future operations. Based upon information currently available, the Company does not anticipate that, in the aggregate, costs associated with Year 2000 issue will have a material adverse financial impact. However, there can be no assurances that, despite steps taken by the Company to insure that it, its future customers, its suppliers and others are free of Year 2000 issues, the Company will not encounter non-compliance issues that could have a material adverse impact on its financial condition and/or its future operations. If, despite the Company's efforts under its Year 2000 planning, there are Year 2000 related failures affecting the Company from outside sources, management at the present time does not believe the impact will be substantial.



    NOTE 7   -    SUBSEQUENT EVENT.

                           In May 1999, the Company entered into a placement
                  agent agreement with a broker-dealer to sell 3,500,000 shares of its common stock to accredited investors in a private offering that will be exempt from the registration requirements of the Securities Act. The gross proceeds from the sale of the securities before offering costs (estimated to be $355,000) is anticipated to be $3,150,000. If the offering is successful, the Company will lose its right to repurchase the Series B Stock for $0.10 per share, as the requisite conditions for extinguishment of this repurchase right will have been met.

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


                  PLAN OF OPERATION

                           Through February 28, 1996, the Company was engaged in
                  the retail sale and wholesale distribution of stationery products and related office products, including office furniture, in the United Kingdom through its two subsidiaries. As a result of large operating losses and cash outflows in 1995 and 1996, receivers were appointed to these subsidiaries in February 1996. From the liquidation of the subsidiaries by the receivers through May 1998, the Company was inactive.

                           At the 1998 Annual Meeting of the Stockholders held
                  in May 1998, the Company's stockholders approved the terms of a Stock Purchase Agreement (the "Agreement") among the Company, Mr. Joel San Antonio and certain other individuals. Pursuant to the Agreement, Mr. San Antonio and the other individuals purchased 765,000 shares of the Company's newly created Series B Preferred Stock for $76,500. An additional 60,000 shares of Series B Preferred Stock were issued to two individuals for services rendered to the Company in connection with the Agreement.

                           The Series B Preferred Stock has 10 votes per share
                  and votes as a class with the Common Stock on all matters submitted to a vote of the Company's stockholders. Each share of Series B Preferred Stock is convertible into 10 shares of Common Stock and is entitled to ten times any dividends paid on the Common Stock. The Series B Preferred Stock carries a zero coupon.

                           As a result of the issuance of the Series B Preferred
                  Stock pursuant to the Agreement, Mr. San Antonio has control of the Company, as he holds approximately 47% of the Company's voting power. However, Mr. San Antonio and the other individuals who acquired Series B Preferred Stock pursuant to the Agreement are required to vote in favor of Mr. James Fyfe or his designee as a director of the Company through June 30, 2000.

                           Since May 1998, the Company has been developing a
                  comprehensive strategic and operational business plan and assembling a quality management team. Following the Company's change of control, the Company's management has sought to put in place a new strategic and operational business plan for the Company that involves the Company's entry into the service contract business and the insurance industry.

                           The Company has developed a web site on the Internet
                  to market service contracts on automobiles and consumer products. The Company's web site is called WarrantySuperstore.com. Through the WarrantySuperstore.com web site, the Company sells its products and services directly to consumers. The Company does not intend currently to have any other distribution channels for its products and services other than the Internet.

                           The first product line offered through the
                  WarrantySuperstore.com web site is the Vehicle Service Contract Program, which includes automobile service contracts for new and used vehicles. The Company intends to add new product lines to the web site every two to three months. The Company went online with its first product, vehicle service contracts, during the last week of April 1999. With funds from the private securities offering described in Note 7 of the Notes to the Company's Consolidated Financial Statement, the Company intends to advertise its web site through print, radio and television and links from other Internet sites.

                           The Company has received from Reliance National
                  Insurance Company a Contractual Liability Policy providing coverage for the Company as the obligor under the aforementioned Vehicle Service Contracts.

                           The Company expects that it will use the
                  WarrantySuperstore.com site to generate advertising revenues by selling banner page advertisements on its web site on a preferred client list basis.

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

                           When Stamford is sufficiently capitalized, the
                  Company intends to request the insurance carriers who provide contractual liability coverage to the Company on its service contracts to share (via reinsurance) a portion of the risk with Stamford. The Company's ability to influence the insurance carriers to direct reinsurance business to Stamford will depend on the Company's negotiating strength, which, in turn, will depend on the success of the WarrantySuperstore.com program. Stamford's ability to reinsure the Company's Internet business will largely depend on the primary insurance carrier's willingness to cede reinsurance to Stamford.

                           The Company's long range plans for Stamford depends
                  on Stamford's growth and development of greater financial stability. If Stamford's operations are successful, the Company plans to have Stamford seek reinsurance opportunities that are not related to the Company. Stamford may use reinsurance brokers to identify other reinsurance opportunities.

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

                  RESULTS OF OPERATIONS

                           During the period March 1996 through March 1998, the
                  Company's primary activities were to engage in three private securities offerings, and to settle and pay off certain of its outstanding liabilities. In May 1998, the stockholders approved the Agreement and related issuance of the Series B Preferred Stock and change in control of the Company. The losses before net interest income and preferred dividend accrual during the three month periods ended
                  March 31, 1999 and 1998 were $399,000 and $53,000,
                  respectively, which is an increase of $346,000 (652.8%).
                  The increase arose from increases in general and administrative costs primarily consulting and professional fees, web site costs and general office costs.

                           Net interest income decreased to $4,000 in the
                  current period from $12,000 in the three months ended March 31, 1998. The decrease is the result of sales of its marketable securities.

                           The accrual of the preferred dividend remained
                  relatively constant in each period.

                           Net loss in the current quarter increased by $352,000
                  (331.7%) to $409,000 from $57,000 in 1997 principally from the increased general and administrative costs and costs associated with the development of its internet website.


                  FINANCIAL CONDITION

                           The Company's cash condition was reduced by $37,000
                  from December 31, 1998 to March 31, 1999, due to the acquisition of property and equipment of $11,000, other assets of $18,000, and cash used in operations of $354,000, offset by a decrease in marketable securities of $347,000.


                  LIQUIDITY AND CAPITAL RESOURCES

                           The Company relied solely on the proceeds from the
                  sales of its securities in October 1997 and May 1998 for the sources of its funds. The Company will need additional capital to implement its business plan.

                           The Company's working capital at March 31, 1999 and
                  December 31, 1998 was $26,000 and $459,000, respectively. The deterioration of working capital of approximately $433,000 primarily results from the net loss incurred during the three months ended March 31, 1999.


                  INFLATION

                           Inflation has not had a significant effect on the
                  Company's operations or financial position and management believes that the future effects of inflation on the Company's operations and financial position will be insignificant.

                  YEAR 2000 COMPLIANCE

                           Even though the Company at the present time does not
                  have any operations, it recognizes the need to ensure that its future operations, if any, will not be adversely effected by Year 2000 software or hardware failures. The Company has commenced communications with its suppliers, banks, investment advisors and others with which it does business to coordinate Year 2000 conversion and it intends to continue such communications over the next several months. The results of such communications, which to date are insignificant, have not required the Company to incur any additional costs.

                           Since the Company has not been engaged in any
                  business for the past several years, its basic concerns regarding Year 2000 are focused on the future. The Company is in the process of making the initial assessment of its computer information needs and has just recently ordered and has partially received its first system hardware, which is expected to be fully delivered and installed shortly. The Company will be further assessing its future software needs. The Company has received assurances from the vendors of the hardware and software that it has acquired to date that such hardware and software is Year 2000 compliant. The Company will continue to obtain such assurances in connection with any future purchases of hardware or software.

                           The Company does not know what impact, if any,
                  non-compliance will have on its financial condition or its contemplated future operations. Based upon information currently available, the Company does not anticipate that, in the aggregate, costs associated with Year 2000 issue will have a material adverse financial impact. However, there can be no assurances that, despite steps taken by the Company to insure that it, its future customers, its suppliers and others are free of Year 2000 issues, the Company will not encounter non-compliance issues that could have a material adverse impact on its financial condition and/or its future operations. If, despite the Company's efforts under its Year 2000 planning, there are Year 2000 related failures affecting the Company from outside sources, management at the present time does not believe the impact will be substantial.


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


    ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                  Not applicable.

                           CORNICHE GROUP INCORPORATED


                                     PART II

                                OTHER INFORMATION


         ITEM 1.  LEGAL PROCEEDINGS.

                  Not applicable.


         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  Not applicable.


         ITEM 3.  DEFAULTS UPON SECURITIES.

                  Not applicable.


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not applicable.


         ITEM 5.  OTHER INFORMATION.

                  Not applicable.


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits

                           The following exhibits are filed herewith or are
                  incorporated by reference from previous filings with the Securities and Exchange Commission.

                  Exhibit
                     No.     Description
                  -------    -----------
                    3.1      Certificate of Incorporation of the Company (1)
                    3.2      Amendment to Certificate of Incorporation of the Company (1)
                    3.3      Amendment to Certificate of Incorporation of the Company (2)
                    3.4      Amendment to Certificate of Incorporation of the Company (2)
                    3.5      Amendment to Certificate of Incorporation of the Company (3)
                    3.6      Amendment to Certificate of Incorporation of the Company (4)
                    3.7      Amendment to Certificate of Incorporation of the Company (5)
                    3.8      Amendment to Certificate of Incorporation of the Company (6)
                    3.9      Certificate of Designation for Series A Preferred Stock of the Company (7)
                    3.10     Amendment to Certificate of Incorporation of the Company (9)

                  Exhibit
                     No.     Description
                  -------    -----------
                    3.11     Certificate of Designation for Series B Preferred Stock of the Company (10)
                    3.12     By-laws of the Company, as amended (6)
                    3.13     Amendment to Certificate of Incorporation of the Company (10)
                    4.1      Form of Underwriter's Warrant (6)
                    4.2      Form of Promissory Note - 1996 Offering (9)
                    4.3      Form of Promissory Note - 1997 Offering (9)
                    4.4      Form of Common Stock Purchase Warrant - 1996 Offering (9)
                    4.5      Form of Common Stock Purchase Warrant - 1997 Offering (9)
                    10.1     1986 Stock Option Plan, as amended (7)
                    10.2     1992 Stock Option Plan (8)
                    10.3     Stock Purchase Agreement dated as of January 30, 1997 by and among the Company, the Bank of Scotland and 12 buyers (9)
                    10.4     Mutual Release dated as of January 30, 1997 by and among the  Company,
                             James Fyfe and the Bank of Scotland (9)
                    10.5     Stock Purchase Agreement, dated as of March 4,1998, between the Company and the Initial Purchasers named therein (10)
                    10.6     1998 Employees Stock Option Plan (10)
                    27       Financial Data Schedule, filed herewith


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

                  (10) Filed with the Securities and Exchange Commission as an exhibit, as indicated above, to the proxy statement of the Company dated April 23, 1998, which exhibit is incorporated herein by reference.

                  (b)      Reports on Form 8-K.

                           On February 17, 1999, the Company filed a Current
                  Report on Form 8-K to report the change in its fiscal year end from March 31 to December 31 (Item 8). No financial statements were filed with the Form 8-K.

                                  SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CORNICHE GROUP INCORPORATED
                                               (Registrant)




                                        By:   /s/ Robert Hutchins
                                              ---------------------------------
                                              Robert Hutchins, President and
                                              Principal Financial Officer


Date:  May 20, 1999

                                INDEX TO EXHIBITS





                  Exhibit
                     No.     Description
                  -------    -----------
                    3.1      Certificate of Incorporation of the Company (1)
                    3.2      Amendment to Certificate of Incorporation of the Company (1)
                    3.3      Amendment to Certificate of Incorporation of the Company (2)
                    3.4      Amendment to Certificate of Incorporation of the Company (2)
                    3.5      Amendment to Certificate of Incorporation of the Company (3)
                    3.6      Amendment to Certificate of Incorporation of the Company (4)
                    3.7      Amendment to Certificate of Incorporation of the Company (5)
                    3.8      Amendment to Certificate of Incorporation of the Company (6)
                    3.9      Certificate of Designation for Series A Preferred Stock of the Company (7)
                    3.10     Amendment to Certificate of Incorporation of the Company (9)

                  Exhibit
                     No.     Description
                  -------    -----------
                    3.11     Certificate of Designation for Series B Preferred Stock of the Company (10)
                    3.12     By-laws of the Company, as amended (6)
                    3.13     Amendment to Certificate of Incorporation of the Company (10)
                    4.1      Form of Underwriter's Warrant (6)
                    4.2      Form of Promissory Note - 1996 Offering (9)
                    4.3      Form of Promissory Note - 1997 Offering (9)
                    4.4      Form of Common Stock Purchase Warrant - 1996 Offering (9)
                    4.5      Form of Common Stock Purchase Warrant - 1997 Offering (9)
                    10.1     1986 Stock Option Plan, as amended (7)
                    10.2     1992 Stock Option Plan (8)
                    10.3     Stock Purchase Agreement dated as of January 30, 1997 by and among the Company, the Bank of Scotland and 12 buyers (9)
                    10.4     Mutual Release dated as of January 30, 1997 by and among the  Company,
                             James Fyfe and the Bank of Scotland (9)
                    10.5     Stock Purchase Agreement, dated as of March 4,1998, between the Company and the Initial Purchasers named therein (10)
                    10.6     1998 Employees Stock Option Plan (10)
                    27       Financial Data Schedule, filed herewith


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

                  (10) Filed with the Securities and Exchange Commission as an exhibit, as indicated above, to the proxy statement of the Company dated April 23, 1998, which exhibit is incorporated herein by reference.