Form 10-Q
period 1999-06-30
CORNICHE GROUP INC /DE
filed 1999-08-16
CIK 320017

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
                             -----------------------

                                    FORM 10-Q


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from __________ to __________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
             76,030,313 shares, $.001 par value, as of July 30, 1999
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                           CORNICHE GROUP INCORPORATED


                               INDEX TO FORM 10-Q
                               ------------------

                                                                                                           Page No.
                                                                                                           --------

Part I   -    Financial Information:

              Item 1.      Consolidated Financial Statements (Unaudited):

                           Balance Sheets
                           At June 30, 1999 and December 31, 1998.......................................      2

                           Statements of Operations
                           For the Six and Three Months Ended
                           June 30, 1999 and 1998 ......................................................      3

                           Statements of Cash Flows
                           For the Six and Three Months Ended
                           June 30, 1999 and 1998 ......................................................      4

                           Notes to Consolidated Financial Statements ..................................     5-13

              Item 2.      Management's Discussion and Analysis of
                           Financial Condition and Results of Operations ...............................    14-18

              Item 3.      Quantitative and Qualitative Disclosures
                           About Market Risk - Not Applicable...........................................     18

Part II  -    Other Information:

              Item 1.      Legal Proceedings - Not Applicable...........................................     19

              Item 2.      Changes in Securities And Use of
                           Proceeds - Not Applicable....................................................     19

              Item 3.      Defaults Upon Senior Securities - Not Applicable.............................     19

              Item 4.      Submission of Matters to a Vote of Security
                           Holders - Not Applicable.....................................................     19

              Item 5.      Other Information - Not Applicable...........................................     19

              Item 6.      Exhibits and Reports on Form 8-K.............................................    19-21

              Signatures   .............................................................................     22


                           CORNICHE GROUP INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                   A S S E T S


                                                                                   June 30,        December 31,
                                                                                     1999              1998
                                                                                -------------      -------------

Current assets:
     Cash and cash equivalents                                                  $     401,848      $     206,313
     Marketable securities                                                             82,486            628,175
     Prepaid expenses                                                                  22,464                 --
                                                                                -------------      -------------
         Total current assets                                                         506,798            834,488

Property and equipment, net                                                           133,533             40,781
Other assets                                                                           12,525             12,525
License, net of accumulated amortization                                               17,387             17,997
                                                                                -------------      -------------

                                                                                $     670,243      $     905,791
                                                                                =============      =============

           LIABILITIES, STOCKHOLDERS' EQUITY AND (CAPITAL DEFICIENCY)

Current liabilities:
     Dividends payable - preferred stock                                        $     262,086      $     236,981
     Accounts payable, accrued expenses
         and other current liabilities                                                241,266            133,941
     Current portion of capital lease obligations                                      21,302              4,649
                                                                                -------------      -------------
              Total current liabilities                                               524,654            375,571
                                                                                -------------      -------------

Long-term debt
     Note payable to Bank                                                              80,683                 --
     Capital lease obligations                                                          8,027              9,262


Series A Convertible Preferred Stock:
     Series A $0.07 cumulative convertible preferred
         stock - stated value - $1.00 per share
         Issued - 1,000,000 shares
       Outstanding - 816,852 shares at June 30, 1999
         and 828,765 shares at December 31, 1998                                      816,852            828,765
                                                                                -------------      -------------

Convertible Redeemable Preferred Stock, Common Stock,
         Other Stockholders' Equity and (Accumulated Deficit):
     Preferred stock - authorized 5,000,000 shares
         Series B convertible redeemable preferred
              stock, $.01 par value:
           Authorized, issued and outstanding at June 30,
           1999 and December 31, 1998 - 825,000 shares                                  8,250              8,250
     Common stock $.001 par value:
         Authorized - 30,000,000 shares,
         Issued and outstanding - 7,040,585 at June 30,
           1999 and 6,369,968 at December 31, 1998                                      7,041              6,370
     Additional paid-in capital                                                     3,409,798          2,838,420
     Accumulated deficit                                                           (4,183,969)        (3,160,847)
                                                                                 ------------       ------------
              Total convertible redeemable preferred
                stock, common stock, other stockholders'
                equity and (accumulated deficit)                                     (758,880)          (307,807)
                                                                                 ------------       ------------

                                                                                $     670,243      $     905,791
                                                                                =============      =============


                 See accompanying notes to financial statements.

                           CORNICHE GROUP INCORPORATED

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                           CORNICHE GROUP INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 For the Six Months Ended              For the Three Months Ended
                                                         June 30,                                June 30,
                                               ------------------------------          ---------------------------

                                                  1999                1998                1999             1998
                                               -----------        -----------          ----------      -----------
                                                         (Consolidated)                       (Consolidated)

Net Sales                                      $        --        $        --          $       --      $        --
Cost of sales                                           --                 --                  --               --
                                               -----------        -----------          ----------      -----------

Gross profit                                            --                 --                  --               --
General and administrative expenses                999,763            187,522             600,641          134,237
                                               -----------        -----------          ----------      -----------

Operating loss                                    (999,763)          (187,522)           (600,641)        (134,237)
Interest income - net                                5,965             24,217               1,512           12,666
                                               -----------        -----------          ----------      -----------

Loss before preferred dividend                    (993,798)          (163,305)           (599,129)        (121,571)
Preferred dividend                                  28,714             30,627              14,268           15,643
                                               -----------        -----------          ----------      -----------

Net loss                                      $ (1,022,512)       $  (193,932)         $ (613,397)     $  (137,214)
                                              ============        ===========          ==========      ===========
Net loss per share of common stock
                                                    ($0.16)            ($0.04)             ($0.10)          ($0.02)
                                              ============        ===========          ==========      ===========
Weighted average number of common
shares outstanding                               6,377,357          5,540,709           6,380,997        5,916,146
                                              ============        ===========          ==========      ===========


                 See accompanying notes to financial statements.

                           CORNICHE GROUP INCORPORATED

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 For the Six
                                                                                                 Months Ended
                                                                                                   June 30,
                                                                                        ----------------------------
                                                                                           1999             1998
                                                                                        -----------      -----------
                                                                                       (Consolidated)
Cash flows from operating activities:
     Net loss                                                                           $(1,022,512)     $  (193,932)
     Adjustments to reconcile net loss to net                                           -----------      -----------
             cash used in operating activities:
         Series A Preferred stock dividends                                                  28,714           30,627
         Depreciation                                                                        10,866              187
         Increase (decrease) in cash flows as
                  a result of changes in assets
                  and liability account balances:
         Other receivables                                                                       --           (5,400)
              Prepaid expenses                                                              (22,464)          (5,735)
              Accounts payable, accrued expense
                  and other current liabilities                                             107,325           78,195
                                                                                        -----------      -----------
     Total adjustments                                                                      124,441           97,874
                                                                                        -----------      -----------

Net cash used in operating activities                                                      (898,071)         (96,058)
                                                                                        -----------      -----------

Cash flows from investing activities:
     Decrease in marketable securities                                                      545,689               --
     Acquisition of property assets                                                        (103,618)              --
                                                                                        -----------      -----------
Net cash provided by investing activities                                                   442,071               --
                                                                                        -----------      -----------

Cash flows from financing activities:
     Net proceeds from issuance of preferred stock                                               --           76,500
     Net proceeds from issuance of capital stock                                            556,527          125,000
     Payments of long-term debt                                                               3,651               --
     Proceeds of bank loan                                                                   98,659               --
                                                                                        -----------      -----------
Net cash provided by financing activities                                                   651,535          201,500
                                                                                        -----------      -----------

Net increase in cash                                                                        195,535          105,442

Cash and cash equivalents at beginning of period                                            206,313        1,020,941
                                                                                        -----------      -----------

Cash and cash equivalents at end of period                                              $   401,848      $ 1,126,383
                                                                                        ===========      ===========

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period:

         Income taxes                                                                   $        --      $        --
                                                                                        ===========      ===========

         Interest                                                                       $       719      $        --
                                                                                        ===========      ===========

Supplemental Schedules of Non-Cash Transactions:

     Series A Preferred Stock and dividends thereon
         converted to common stock and additional
         paid-in capital upon conversion                                                $    28,714      $     3,059
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

NOTE 1   -     THE COMPANY.  (Continued)

                    The unaudited consolidated combined results of operations, on a pro forma basis as though Stamford had been acquired at the beginning of each period, is as follows:

                                                    For the Six Months
                                                   Ended June 30, 1998
                                                   -------------------
         Net sales                                     $          --
                                                       =============

         Costs and expenses                            $     193,742
                                                       =============

         Net loss                                     ($    196,848)
                                                       ============

         Net loss per share                                  ($0.04)
                                                             ======



NOTE 2   -     BASIS OF PRESENTATION.

                    The accompanying unaudited financial statements have been
               prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of operations and cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3    -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  (Continued)

                (f)      Fair Value of Financial Instruments:

                    The Company adopted Statement of Financial Accounting
               Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The statement requires that the Company recognize and measure impairment losses of long-lived assets, certain identifiable intangibles, value long-lived assets to be disposed of and long-term liabilities. At June 30, 1999, the carrying values of the Company's other assets and liabilities approximate their estimated fair values.


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

               payable semi-annually. Until November 30, 1999, the Series A Preferred Stock is callable by the Company at a price of $1.04 per share, plus accrued and unpaid dividends, and thereafter at a price of $1.05 per share, plus accrued and unpaid dividends. In addition, if the closing price of the Company's common stock exceeds $13.80 per share for a period of 20 consecutive trading days, the Series A Preferred Stock is callable by the Company at a price equal to $0.01 per share, plus accrued and unpaid dividends. The Certificate of Designation for the Series A Preferred Stock also states that, at any time after December 31, 1999, any holder of the Series A Preferred Stocks may require the Company to redeem his shares of Series A Preferred Stock (if there are funds with which the Company may do so) at a price of $1.00 per share. Notwithstanding any of the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company, unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. During the six months ended June 30, 1999, 11,913 shares of the Series A Preferred Stock were converted into 2,287 shares of common stock. At June 30, 1999, 816,852 shares of Series A Preferred Stock were outstanding.



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

NOTE 5   -     STOCKHOLDER'S EQUITY.  (Continued)

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

NOTE 5   -     STOCKHOLDER'S EQUITY.  (Continued)

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

                    A total of 101,308 shares of common stock are reserved for issuance upon exercise of warrants as of June 30, 1999.


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

NOTE 5   -     STOCKHOLDER'S EQUITY.  (Continued)

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

                    The Company does not know what impact, if any, Year 2000
               non-compliance will have on its financial condition or its contemplated future operations. Based upon information currently available, the Company does not anticipate that, in the aggregate, costs associated with Year 2000 issue will have a material adverse financial impact. However, there can be no assurances that, despite steps taken by the Company to insure that it, its future customers, its suppliers and others are free of Year 2000 issues, the Company will not encounter non-compliance issues that could

NOTE 6    -    OTHER EVENTS.  (Continued)

               have a material adverse impact on its financial condition and/or its future operations. If, despite the Company's efforts under its Year 2000 planning, there are Year 2000 related failures affecting the Company from outside sources, management at the present time does not believe the impact will be substantial.


NOTE 7   -     SUBSEQUENT EVENT.

                    In May 1999, the Company entered into a placement agent
               agreement with a broker-dealer to sell 3,500,000 shares of its common stock to accredited investors in a private offering that will be exempt from the registration requirements of the Securities Act. The gross proceeds from the sale of the securities before offering costs (estimated to be $355,000) is anticipated to be $3,150,000. If the offering is successful, the Company will lose its right to repurchase the Series B Stock for $0.10 per share, as the requisite conditions for extinguishment of this repurchase right will have been met. As of June 30, 1999, the Company received $556,527 from the sale of 668,335 shares of stock, net of offering costs of $144,973.


NOTE 8   -     NOTE PAYABLE TO BANK.

                    The note payable to a bank is payable in 59 monthly
               installments of $2,043 including interest at 8.75% per annum beginning in June 1999 and a final payment of approximately $1,533. The note is collaterialized by the Company's computer hardware and software.

                    Annual maturities are as follows:

                               Year End
                               June 30
                               -------

                                 2000                 $ 16,653
                                 2001                   18,170
                                 2002                   19,825
                                 2003                   21,631
                                 2004                   21,057
                                                      --------

                                                      $ 97,336
                                                      ========

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

                    The first product line offered through the
               WarrantySuperstore.com web site is the Vehicle Service Contract Program, which includes automobile service contracts for new and used vehicles. The Company intends to add new product lines to the web site every two to three months. The Company went online with its first product, vehicle service contracts, during the last week of April 1999. In July, 1999, the Company added its home warranty program. With funds from the private securities offering described in Note 7 of the Notes to the Company's Consolidated Financial Statement, the Company intends to advertise its web site through print, radio and television and links from other Internet sites.

                    The Company has received from Reliance National Insurance
               Company a Contractual Liability Policy providing coverage for the Company as the obligor under the aforementioned Vehicle Service and Home Warranty Contracts.

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

               SIX MONTHS ENDED JUNE 30, 1999 VS. JUNE 30, 1998

                    The losses before net interest income and preferred dividend accrual during the six month periods ended June 30, 1999 and 1998 were $1,000,000 and $188,000, respectively, which is an increase of $812,000 (431.9%). The increase arose from increases in general and administrative costs, primarily consulting and professional fees, web site costs and general office costs.

                    Net interest income decreased to $6,000 in the current
               period from $24,000 in the six months ended June 30, 1998. The decrease is the result of sales of marketable securities.

                    The accrual of the preferred dividend remained relatively
               constant in each period.

                    Net loss in the six months ended June 30, 1999 increased by
               $889,000 (427.3%) to $1,023,000 from $194,000 in 1998,
               principally from the increased general and administrative costs.


               THREE MONTHS ENDED JUNE 30, 1999 VS. JUNE 30, 1998

                    The losses before net interest income and preferred dividend accrual during the three month periods ended June 30, 1999 and 1998 were $601,000 and $134,000, respectively, which is an increase of $467,000 (348.5%). The increase arose from increases in general and administrative costs, primarily consulting and professional fees, web site costs and general office costs.

                    Net interest income decreased to $2,000 in current period
               from $13,000 in the three months ended June 30, 1998. The decrease is the result sales of its marketable securities.

                    The accrual of the preferred dividend remained relatively
               constant in each period.

                    Net loss in the current quarter increased by $476,000
               (347.4%) to $613,000 from $137,000 in 1998, principally from the increased general and administrative costs.


               FINANCIAL CONDITION

                    The Company's cash condition increased by $196,000 to
               $402,000 at June 30, 1999 from $206,000 at December 31, 1998, due to the net proceeds of the issuance of capital stock of $557,000, decrease in marketable securities of $546,000 and the proceeds of bank debt of $99,000, offset by the acquisition of property and equipment of $104,000 and cash used in operations by $898,000.


               LIQUIDITY AND CAPITAL RESOURCES

                    The Company relied solely on the proceeds from the sales of its securities in October 1997, May 1998, May 1999 and June 1999 for the sources of its funds. The Company will need additional capital to implement its business plan.

                    The Company had negative working capital of $18,000 at June
               30, 1999 and working capital of $459,000 at December 31, 1998. The deterioration of working capital of approximately $477,000 primarily results from the net loss incurred during the six months ended June 30, 1999.

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
                    3.11     Certificate of Designation for Series B Preferred Stock of the Company (10)
                    3.12     By-laws of the Company, as amended (6)
                    3.13     Amendment to Certificate of Incorporation of the Company (10)
                    4.1      Form of Underwriter's Warrant (6)
                    4.2      Form of Promissory Note - 1996 Offering (9)
                    4.3      Form of Promissory Note - 1997 Offering (9)
                    4.4      Form of Common Stock Purchase Warrant - 1996 Offering (9)
                    4.5      Form of Common Stock Purchase Warrant - 1997 Offering (9)
                    10.1     1986 Stock Option Plan, as amended (7)
                    10.2     1992 Stock Option Plan (8)
                    10.3     Stock Purchase Agreement dated as of January 30, 1997 by and among the
                             Company, the Bank of Scotland and 12 buyers (9)
                    10.4     Mutual Release dated as of January 30, 1997 by and among the  Company,
                             James Fyfe and the Bank of Scotland (9)
                    10.5     Stock Purchase Agreement, dated as of March 4, 1998, between the
                             Company and the Initial Purchasers named therein (10)
                    10.6     1998 Employees Stock Option Plan (10)
                    27       Financial Data Schedule, filed herewith


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

                           None.

                                   SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CORNICHE GROUP INCORPORATED
                                             (Registrant)




                                By:    /s/ Robert Hutchins
                                       ---------------------------------------
                                       Robert Hutchins, President and
                                       Principal Financial Officer


Date:  August 13, 1999

                               INDEX TO EXHIBITS

                  Exhibit
                    No.      Description
                  -------    -----------
                    3.1      Certificate of Incorporation of the Company (1)
                    3.2      Amendment to Certificate of Incorporation of the Company (1)
                    3.3      Amendment to Certificate of Incorporation of the Company (2)
                    3.4      Amendment to Certificate of Incorporation of the Company (2)
                    3.5      Amendment to Certificate of Incorporation of the Company (3)
                    3.6      Amendment to Certificate of Incorporation of the Company (4)
                    3.7      Amendment to Certificate of Incorporation of the Company (5)
                    3.8      Amendment to Certificate of Incorporation of the Company  (6)
                    3.9      Certificate of Designation for Series A Preferred Stock of the Company (7)
                    3.10     Amendment to Certificate of Incorporation of the Company (9)
                    3.11     Certificate of Designation for Series B Preferred Stock of the Company (10)
                    3.12     By-laws of the Company, as amended (6)
                    3.13     Amendment to Certificate of Incorporation of the Company (10)
                    4.1      Form of Underwriter's Warrant (6)
                    4.2      Form of Promissory Note - 1996 Offering (9)
                    4.3      Form of Promissory Note - 1997 Offering (9)
                    4.4      Form of Common Stock Purchase Warrant - 1996 Offering (9)
                    4.5      Form of Common Stock Purchase Warrant - 1997 Offering (9)
                    10.1     1986 Stock Option Plan, as amended (7)
                    10.2     1992 Stock Option Plan (8)
                    10.3     Stock Purchase Agreement dated as of January 30, 1997 by and among the
                             Company, the Bank of Scotland and 12 buyers (9)
                    10.4     Mutual Release dated as of January 30, 1997 by and among the  Company,
                             James Fyfe and the Bank of Scotland (9)
                    10.5     Stock Purchase Agreement, dated as of March 4, 1998, between the
                             Company and the Initial Purchasers named therein (10)
                    10.6     1998 Employees Stock Option Plan (10)
                    27       Financial Data Schedule, filed herewith

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