Form 10-Q
period 1999-09-30
CORNICHE GROUP INC /DE
filed 1999-11-22
CIK 320017

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                           --------------------------

                                   FORM 10-Q

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from _____________ to ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,031,897 SHARES, $.001 PAR VALUE, AS OF OCTOBER 31, 1999

                           CORNICHE GROUP INCORPORATED

                               SEPTEMBER 30, 1999
                                   (Unaudited)

                                    I N D E X

                                                                                                            Page No.
                                                                                                            --------
Part I   -    Financial Information:

              Item 1.    Consolidated Financial Statements (Unaudited):

                         Balance Sheets At September 30, 1999 and December 31, 1998.............................2

                         Statements of Operations For the Nine and Three Months Ended
                         September 30, 1999 and 1998 ...........................................................3

                         Statements of Cash Flows For the Nine Months Ended
                         September 30, 1999 and 1998............................................................4

                         Notes to Consolidated Financial Statements.............................................5

              Item 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations...................................................14
              Item 3.    Quantitative and Qualitative Disclosures About
                         Market Risk -- Not Applicable.........................................................19

Part II  -    Other Information:

              Item 1.    Legal Proceedings -- Not Applicable...................................................20

              Item 2.    Changes in Securities And Use of Proceeds.............................................20

              Item 3.    Defaults Upon Senior Securities -- Not Applicable.....................................20

              Item 4.    Submission of Matters to a Vote of Security
                         Holders...............................................................................20

              Item 5.    Other Information -- Not Applicable...................................................21

              Item 6.    Exhibits and Reports on Form 8-K......................................................21

              Signatures.......................................................................................24

                           CORNICHE GROUP INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)





                                     ASSETS

                                                                                             September 30,       December 31,
                                                                                                 1999                1998
                                                                                             ------------        ------------
Current assets:
     Cash and cash equivalents                                                                $   207,655         $   206,313
     Marketable securities                                                                         33,035             628,175
     Prepaid expenses                                                                              15,534                  --
                                                                                              -----------         -----------
           Total current assets                                                                   256,224             834,488

Property and equipment, net                                                                       128,254              40,781
Other assets                                                                                       13,167              12,525
License, net of accumulated amortization                                                           17,082              17,997
                                                                                              -----------         -----------
                                                                                              $   414,727         $   905,791
                                                                                              ===========         ===========

                            LIABILITIES, STOCKHOLDERS' EQUITY AND (CAPITAL DEFICIENCY)

Current liabilities:

     Dividends payable -- preferred stock                                                     $   274,198         $   236,981
     Accounts payable, accrued expenses
       and other current liabilities                                                              399,868             133,941
     Current portion of long-term debt                                                             22,052               4,649
                                                                                              -----------         -----------
           Total current liabilities                                                              696,118             375,571
                                                                                              -----------         -----------

Long-term debt:
     Note payable bank                                                                             76,288                  --
     Capital lease obligations                                                                      5,413               9,262

Deferred revenue                                                                                    1,350                  --

Series A Convertible Preferred Stock:
     Series A $0.07 cumulative convertible preferred
       stock -- stated value -- $1.00 per share
       Issued -- 1,000,000 shares
       Outstanding -- 810,054 shares at September 30, 1999
       and 828,765 shares at December 31, 1998                                                    810,054             828,765
                                                                                              -----------         -----------
Convertible Redeemable Preferred Stock, Common Stock,
       Other Stockholders' Equity and (Accumulated Deficit)
     Preferred Stock -- authorized 5,000,000 shares
       Series B convertible redeemable preferred
           stock, $.01 par value:
         Authorized, issued and outstanding at September 30, 1999
         and December 31, 1998 -- 825,000 shares                                                    8,250               8,250
     Common stock $.001 par value
       Authorized -- 30,000,000 shares
       Issued and outstanding -- 7,091,889 at September 30, 1999
       and 6,369,968 at December 31, 1999                                                           7,092               6,370
     Additional paid-in capital                                                                 3,436,425           2,838,420
     Accumulated deficit                                                                       (4,626,263)         (3,160,847)
                                                                                              -----------         -----------
           Total convertible redeemable preferred
              stock, common stock, other stockholders'
              equity and (accumulated deficit)                                                 (1,174,496)           (307,807)
                                                                                              -----------         -----------
                                                                                              $   414,727         $   905,791
                                                                                              ===========         ===========


                 See accompanying notes to financial statements.

                           CORNICHE GROUP INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     For the Nine                          For the Three
                                                     Months Ended                          Months Ended
                                                     September 30,                         September 30,
                                           -------------------------------         -------------------------------
                                               1999                1998                1999               1998
                                           -----------         -----------         -----------         -----------
Earned revenues                            $        60         $        --         $        60         $        --


Costs of earned revenues                             5                  --                   5                  --
                                           -----------         -----------         -----------         -----------


Gross margin                                        55                  --                  55                  --


General and administrative expenses          1,429,602             315,609             429,839             128,087
                                           -----------         -----------         -----------         -----------


Operating loss                              (1,429,547)           (315,609)           (429,784)           (128,087)


Interest income                                  7,752              31,157               1,787               6,940
                                           -----------         -----------         -----------         -----------


Loss before preferred dividend              (1,421,795)           (284,452)           (427,997)           (121,147)


Preferred dividend                              42,706              45,003              13,992              14,376
                                           -----------         -----------         -----------         -----------


Net loss                                   $(1,464,501)        $  (329,455)        $  (441,989)        $  (135,523)
                                           ===========         ===========         ===========         ===========


Net loss per share of common stock         $     (0.22)        $     (0.05)        $     (0.06)        $     (0.02)
                                           ===========         ===========         ===========         ===========


Weighted average number of
     common shares outstanding               6,577,012           6,532,727           6,944,924           6,574,773
                                           ===========         ===========         ===========         ===========


                 See accompanying notes to financial statements.

                           CORNICHE GROUP INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              For the Nine
                                                                              Months Ended
                                                                              September 30,
                                                                         1999                1998
                                                                     -----------         -----------
Cash flows from operating activities:
     Net loss                                                        $(1,464,501)        $  (329,455)
                                                                     -----------         -----------
     Adjustments to reconcile net loss to net
         cash used in operating activities:
       Series B Preferred shares issued for services rendered               --                 6,000
       Series A Preferred stock dividends                                 42,706              45,003
       Depreciation                                                       16,145               1,694
       Deferred income                                                     1,350                --
       Increase (decrease) in cash flows as a result of
           changes in assets and liability account balances:
         Other receivables                                                  --                 2,231


         Other assets                                                       (642)            (12,525)

         Prepaid expenses                                                (15,534)               --
         Accounts payable, accrued expense
           and other current liabilities                                 265,927              73,794
                                                                     -----------         -----------
     Total adjustments                                                   309,952             116,197
                                                                     -----------         -----------

Net cash used in operating activities                                 (1,154,549)           (213,258)
                                                                     -----------         -----------

Cash flows from investing activities:
     (Increase) decrease in marketable securities                        595,140            (747,671)

     Acquisition of property assets                                     (103,618)            (18,275)
     Acquisition of Stamford Insurance Company, Ltd.                          --             (37,000)
                                                                     -----------         -----------
     Net cash provided by (used in) investing activities                 491,522            (802,946)
                                                                     -----------         -----------

Cash flows from financing activities:
     Net proceeds from issuance of capital stock-- net                   574,527             201,500

     Payments of long-term debt                                           (8,817)             (2,783)

     Proceeds of bank loan                                                98,659                  --

Net cash provided by financing activities                                664,369             198,717
                                                                     -----------         -----------

Net increase (decrease) in cash                                            1,342            (817,487)

Cash balance acquired with purchase of subsidiary                             --              18,797

Cash and cash equivalents at beginning of period                         206,313           1,020,941
                                                                     -----------         -----------

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period
       Income taxes                                                  $        --         $        --
                                                                     ===========         ===========
       Interest                                                      $     2,100         $        --
                                                                     ===========         ===========
Supplemental Schedules of Noncash Transaction:

     Series A Preferred Stock and dividends thereon
       converted to common stock and additional
       paid-in capital upon conversion                               $    28,714         $     3,059
                                                                     ===========         ===========


                 See accompanying notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
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

                     Corniche experienced large operating losses and net cash
              outflows from operating activities in fiscal 1995 and 1996 resulting in a significant reduction in working capital during the period. The Company was unsuccessful in its efforts to raise interim financing to resolve its liquidity problems. Additionally, the Company was not able to convert a significant portion of its bank debt to equity. As a result, receivers were appointed to Corniche's subsidiaries, Chessbourne and TSCL on February 7, 1996 by their primary bankers and secured lender, Bank of Scotland and Corniche Distribution Limited was placed in receivership on February 28, 1996. From that time until May 1998 the Company was inactive.

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

                     The accompanying unaudited financial statements have been
              prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and the results of operations and cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

                     The December 31, 1998 balance sheet has been derived from
              the audited financial statements at the date included in the Company's annual report on Form 10-K. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K.

NOTE 3   -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

              (a)    Estimates:

                     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

NOTE 3   -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  (Continued)

              (e)    Income Taxes:

                     Effective October 1993, the Company adopted SFAS 109,
              "Accounting for Income Taxes", which recognizes (a) the amount of taxes payable or refundable for the current year, and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an enterprise's financial statement or tax returns. There are no significant differences between the financial statement and tax basis of assets and liabilities and, accordingly, no deferred tax provision/benefit is required. At December 31, 1998, the Company's tax year-end, the Company had a federal net operating loss carryforward of approximately $1,038,000, which can be applied against future income. The future tax benefit of the operating loss carryforward of $353,000 has been fully reserved as it is not more likely than not that the Company will be able to use the operating loss in the future.

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

              (f)    Fair Value of Financial Instruments:

                     The Company adopted Statement of Financial Accounting
              Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The statement requires that the Company recognize and measure impairment losses of long-lived assets, certain identifiable intangibles, value long-lived assets to be disposed of and long-term liabilities. At September 30, 1999, the carrying values of the Company's other assets and liabilities approximated their estimated fair values.

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

                     In connection with the settlement of the securities class
              action litigation in 1994, the Company issued 1,000,000 shares of Series A $0.07 Convertible Preferred Stock (the "Series A Preferred Stock") with an aggregate value of $1,000,000. The following summarizes the terms of Series A Preferred Stock as more fully set forth in the Certificate of Designation relating to the Series A Preferred Stock. The Series A Preferred Stock has a liquidation value of $1 per share, is non-voting and convertible into common stock of the Company at a price of $5.20 per share. Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends of $0.07 per year, payable semi-annually. Until November 30, 1999 the Series A Preferred Stock is callable by the Company at a price of $1.04 per share, plus accrued and unpaid dividends, and thereafter at a price of $1.05 per share, plus accrued and unpaid dividends. In addition, if the closing price of the Company's common stock exceeds $13.80 per share for a period of 20 consecutive trading days, the Series A Preferred Stock is callable by the Company at a price equal to $0.01 per share, plus accrued and unpaid dividends. The Certificate of Designation for the Series A Preferred Stock also states that at any time after December 31, 1999 any holder of the Series A Preferred Stock may require the Company to redeem his shares of Series A Preferred Stock (if there are funds with which the Company may do so) at a price of $1.00 per share. Notwithstanding any of the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. During the nine months ended September 30, 1999, 18,711 shares of Series A Preferred Stock were converted into 3,591 shares of common stock. At September 30, 1999, 810,054 shares of Series A Preferred Stock were outstanding.

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

              (a)    Series B Convertible Redeemable Preferred Stock:
                     (Continued)

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

                     The following summarizes the terms of the Series B Stock,
              the terms of which are more fully set forth in the Certificate of Designation relating to the Series B Stock. The Series B Stock carries a zero coupon and each share of the Series B Stock is convertible into ten shares of the Company's common stock. The holder of a share of the Series B Stock is entitled to ten times any dividends paid on the common stock and such stock has ten votes per share and votes as one class with the common stock. Accordingly, the Initial Purchasers have sufficient voting power to elect all of the Board of Directors. However, the Initial Purchasers are required to vote in favor of Mr. Fyfe or his designee as a director of the Corporation through June 30, 2000.

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

                     Pursuant to the terms of the Agreement and the Certificate of Designation relating to the Series B Stock, from March 31, 2000 to June 30, 2000, the Company has the right to repurchase or redeem such shares of Series B Stock from the holders for total consideration of $0.10 per share ($82,500 in the aggregate) unless, during the period from the date of the closing of the transaction through March 31, 2000, the Company's shares of common stock maintain a minimum closing bid price of not less than $2 per share on a public market during a period of any 10 consecutive trading days, and either

                     (i) the Company raises a minimum of $2,500,000 of new equity capital through a placement of common stock, or

                     (ii) the Company has net revenues of at least $1,000,000 in any fiscal quarter through the fiscal quarter ending March 31, 2000.

              (a)    Series B Convertible Redeemable Preferred Stock:
                     (Continued)

                     Mr. Fyfe or the director designated by Mr. Fyfe will have
              the ability to determine if the Company will elect to exercise this redemption right on behalf of the Company.

              (b)    Common Stock:

                     On May 15, 1997, the Company commenced a private securities offering pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. The offering consisted of up to 400 units, each unit consisting of 10,000 shares of common stock being offered at a price of $5,000 per unit. The Company used a placement agent for such offering who received a sales commission equal to 10% of the offering price of each unit sold. In connection with the offering, 369 units were sold for gross receipts of $1,845,000 from which the agent was paid a commission of $184,500 for net proceeds of $1,660,500 to the Company. The proceeds of such offering were intended to be utilized to enable the Company to attempt to effect the acquisition of an operating business entity, for working capital and to pay off the promissory notes and to redeem the common stock purchase warrants issued in the Company's private securities offering which was completed on April 30, 1997.

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

                     A total of 101,308 shares of common stock are reserved for issuance upon exercise of warrants as of September 30, 1999.

              (d)    1998 Employee Incentive Stock Option Plan:

                     Under the Company's 1998 Employee Incentive Stock Option
              Plan (the "1998 Plan"), the maximum aggregate number of shares which may be issued under options is 300,000 shares of common stock. The aggregate fair market value (determined at the time the option is granted) of the shares for which incentive stock options are exercisable for the first time under the terms of the 1998 Plan by any eligible employee during any calendar year cannot exceed $100,000. The option exercise price of each option is 100% of the fair market value of the underlying stock on the date the option is granted, except that no option will be granted to any employee who, at the time the option is granted, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary unless (a) at the time the options are granted, the option exercise price is at least 110% of the fair market value of the shares of common stock subject to the option and (b) the option by its terms is not exercisable after the expiration of five years from the date such option is granted.

                     The 1998 Plan is administered by a committee of
              disinterested directors of the Board of Directors of the Company ("Option Committee"). On February 15, 1999, the Company's Chief Operating Officer was granted an option under the 1998 Plan to acquire 75,000 shares of common stock at an exercise price of $1.097 per share. On September 27, 1999, the Company's Chief Operating Offer was granted an option under the 1998 Plan to acquire 100,000 shares of common stock at an exercise price of $1.00 per share.

              (e)    Independent Directors Compensation Plan:

                     In order to be able to attract qualified independent
              directors in the future, the Company has adopted the Independent Directors Compensation Plan, pursuant to which each director who is not an officer or employee of the Company would receive compensation of $2,500 plus 500 shares of the Company's common stock each quarter. The Independent Directors Compensation Plan became effective as of April 30, 1998.

                     Independent directors also continue to be eligible under
              the Director Option Plan to receive stock options to purchase 1,500 shares of common stock each year at an exercise price equal to fair market value.

NOTE 6   -    OTHER EVENTS.

              (a)    Lease of New Office Space:

                     As of August 1, 1998, the Company has entered into a three year lease for business offices of 4,100 square feet in Euless, Texas at an annual rental of $50,000.

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

              (c)    Year 2000.

                     The Company has only recently returned to actively
              conducting business operations. The Company's
              WarrantySuperstore.com web site became operational with a limited product offering in April. Additional product offerings have been periodically added and the web site is now fully operational.

                     Because the Company's business plan was implemented after
              there was wide-spread public awareness of the potential for problems with Year 2000 compliance, the Company was able to address Year 2000 compliance issues during all stages of developing its operations. The Company's operations and the WarrantySuperstore.com web site utilize computer hardware and software purchased from third party vendors and the Company's own proprietary software. Substantially all of the software utilized in the WarrantySuperstore.com web site was developed internally by the Company. The Company's ability to plan in advance for Year 2000 compliance before establishing its operational systems allowed it to avoid purchasing any hardware or software or developing any software that would not be Year 2000 compliant.

                     At the time that the Company purchased its hardware and
              software from third party vendors, it obtained assurances from the vendors that such hardware and software is Year 2000 compliant. The Company's proprietary software was also developed to be Year 2000 compliant. The Company has tested all of its hardware and software for Year 2000 compliance and is satisfied that its hardware and software will continue to operate after December 31, 1999 and will be able to accurately process data containing dates occurring before, on and after December 31, 1999.

                     The Company has also contacted its suppliers, banks,
              investment advisors, and other third parties with which it does business to coordinate Year 2000 conversion, and it intends to continue such communications through the end of the year and into early 2000. The Company is satisfied that the third-party service providers upon which it relies to conduct its operations have adequately addressed their own Year 2000 compliance issues. The Company has not been required to incur any costs specifically related to establishing Year 2000 compliance with its third-party service providers.

                     Based upon information currently available, the Company
              does not anticipate that, in the aggregate, costs associated with Year 2000 issues will have a material financial impact. However, there can be no assurances that, despite steps taken by the Company to assure that its operations, its suppliers and others with whom it does business are free of Year 2000 issues, that the Year 2000 rollover will not result in any disruptions in the Company's operations. If, despite the Company's efforts under its Year 2000 planning, there are Year 2000 related failures affecting the Company from outside sources, management does not believe that the impact will be substantial. However, given the importance of the internet to the Company's operations, if there are Year 2000 related failures, whether localized or widespread, affecting the infrastructure that supports the internet, customer access to the WarrantySuperstore.com web site may be limited or completely eliminated and the Company's revenues would be adversely affected until such problems were resolved. There can be no assurances that the Company will not encounter non-compliance issues, whether related to the internet or otherwise, that could have a material adverse impact on its financial condition and results of operations.

NOTE 7   -    PRIVATE OFFERING.

                     In May 1999, the Company entered into an agreement with a
              broker-dealer to sell 3,500,000 shares of its common stock to accredited investors in a private offering that was exempt from the registration requirements of the Securities Act. The offering terminated on August 24, 1999. The Company received $574,527 from the sale of 688,335 shares of common stock, net of offering costs of $44,973.

NOTE 8   -    NOTE PAYABLE TO BANK.

                     The note payable to a bank is payable in 59 monthly
              installments of $2,043 including interest at 8.75% per annum beginning in June 1999 and a final payment of approximately $1,533. The note is collateralized by the Company's computer hardware and software. Interest expense amounted to $2,100 for the nine months ended September 30, 1999.

              Annual maturities are as follows:

                        Year Ended                Maturity
                       September 30,              Amount
                       -------------              -------
                           2000                   $17,020
                           2001                    18,570
                           2002                    20,262
                           2003                    22,108
                           2004                    15,348
                                                  -------
                                                  $93,308
                                                  =======

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     The following discussion and analysis should be read in
              conjunction with the financial statements and notes thereto elsewhere in this Form 10-Q. Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995.

              CHANGES IN BOARD OF DIRECTORS AND MANAGEMENT

                     On September 14, 1999, immediately after the Company's 1999 annual meeting of stockholders, Joel San Antonio and Ronald Glime resigned their positions as directors of the Company. Immediately after the resignations, the remaining members of the Company's Board of Directors appointed Robert Benoit, the Company's Executive Vice President, Chief Operating Officer and Secretary, to the Company's Board of Directors. On September 28, 1999, Glenn Aber resigned his position as the Company's Treasurer. Mr. Aber remains a director of the Company.

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

                     At the 1998 Annual Meeting of Stockholders held in May
              1998, the Company's stockholders approved the terms of a Stock Purchase Agreement (the "Agreement") among the Company, Mr. Joel San Antonio and certain other individuals. Pursuant to the Agreement, Mr. San Antonio and the other individuals purchased 765,000 shares of the Company's newly created Series B Preferred Stock for $76,500. An additional 60,000 shares of Series B Preferred Stock were issued to two individuals for services rendered to the Company in connection with the Agreement.

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

                     As a result of the issuances of the Series B Preferred
              Stock pursuant to the Agreement, Mr. San Antonio has control of the Company, as he holds approximately 47% of the Company's voting power. However, Mr. San Antonio and the other individuals who acquired Series B Preferred Stock pursuant to the Agreement are required to vote in favor of Mr. James Fyfe or his designee as a director of the Company through June 30, 2000.

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

                  The Company has developed a web site on the Internet to market service contracts on automobiles, homes, and consumer products. The Company's web site is called WarrantySuperstore.com. Through the WarrantySuperstore.com web site, the Company sells its products and services directly to consumers. The Company does not intend currently to have any other distribution channels for its products and services other than the internet.

                  The first product line offered through the
              WarrantySuperstore.com web site was the Vehicle Service Contract Program, which includes automobile service contracts for new and used vehicles. The Company went online with its Vehicle Service Contracts during the last week of April 1999. In July 1999 the Company added its Home Warranty Program. The Company has since added new product lines to the web site and now has its Home Office, Lawn and Garden, Computer, Home Electronics and Appliance Warranty Superstores open.

                  The Company has received from Reliance National Insurance
              Company a Contractual Liability Policy providing coverage for the Company as the obligor under the aforementioned Vehicle Service Contracts.

                  The Company uses the WarrantySuperstore.com site to generate advertising revenues by selling banner page advertisements on its web site on a preferred client list basis, although such revenues have been immaterial to date.

              Stamford Reinsurance Activities

                  On September 30, 1998, the Company acquired all of the capital stock of Stamford Insurance Company Ltd. ("Stamford"), Stamford was chartered under the laws of the Cayman Islands in 1991. Stamford has not generated any revenues since its inception. Stamford is licensed by the Cayman Islands to conduct business as an insurance company, but only in the Cayman Islands. Stamford can provide reinsurance to domestic insurance companies in the United States.

                  When Stamford is sufficiently capitalized, the Company intends to request the insurance carriers who provide contractual liability coverage to the Company on its service contracts to share (via reinsurance) a portion of the risk with Stamford. The Company's ability to influence the insurance carriers to direct reinsurance business to Stamford will depend on the success of the WarrantySuperstore.com program. Stamford's ability to reinsure the Company's internet business will largely depend on the primary insurance carrier's willingness to cede reinsurance to Stamford.

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

              RESULTS OF OPERATIONS

                  During the period March 1996 through March 1998, the Company's primary activities were to engage in three private securities offerings, and to settle and pay off certain of its outstanding liabilities. In May 1998, the stockholders approved the Agreement and related issuance of the Series B Preferred Stock, and change in control of the Company.

              Nine Months Ended September 30, 1999 vs. September 30, 1998

                  The losses before net interest income and preferred dividend accrual during the nine month periods ended September 30, 1999 and 1998 were $1,430,000 and $316,000, respectively, which is an increase of $1,114,000 (352.5%). The increase arose from increases in general and administrative costs, primarily consulting and professional fees, web site costs and general office costs.

                  Interest income decreased to $8,000 in the current period from
              $31,000 in the nine months ended September 30, 1998. The decrease is the result of sales of marketable securities.

                  The accrual of the preferred dividend remained relatively
              constant in each period.

                  Net loss in the nine months ended September 30, 1999 increased by $1,136,000 (345.3%) to $1,465,000 from $329,000 in 1998, principally from the increased general and administrative costs.

              Three Months Ended September 30, 1999 vs. September 30, 1998

                  The losses before interest income and preferred dividend
              accrual during the three month periods ended September 30, 1999 and 1998 were $430,000 and $128,000, respectively, which is an increase of $302,000 (236.0%). The increase arose from increases in general and administrative costs, primarily consulting and professional fees, web site costs and general office costs.

                  Interest income decreased to $2,000 in the current period from
              $7,000 in the three months ended September 30, 1998. The decrease is the result of sales of marketable securities.

                  The accrual of the preferred dividend remained relatively
              constant in each period.

                  Net loss in the current quarter increased by $306,000 (225.0%)
              to $442,000 from $136,000 in 1998, principally from the increased general and administrative costs.

              FINANCIAL CONDITION

                  The Company's cash condition increased by $2,000 to $208,000 at September 30, 1999 from $206,000 at December 31, 1998, due to the net proceeds of the issuance of capital stock of $575,000, decrease in marketable securities of $595,000 and the proceeds of bank debt of $99,000, offset by the acquisition of property and equipment of $104,000, payments of debt of $8,000 and cash used in operations by $1,155,000.

              LIQUIDITY AND CAPITAL RESOURCES

                  The Company relied solely on the proceeds from the sales of its securities in October 1997 and May 1998 and during the nine months ended September 30, 1999 for the sources of its funds. In October and November 1999, the Company continued to raise capital from private investors to finance the Company's operations through loans and sales of its common stock. The Company will need additional capital to implement its business plan.

                  The Company had negative working capital of $440,000 at
              September 30, 1999 and working capital of $459,000 at December 31, 1998. The deterioration of working capital of approximately $899,000 primarily results from the net loss incurred during the nine months ended September 30, 1999.

                  The Company has primarily funded its operations since December
              31, 1998 by issuances of capital stock and liquidating the Company's marketable securities. The Company's planned primary uses for cash are to advertise the WarrantySuperstore.com web site and to pay general and administrative costs. Because the web site has progressed through the development stage and is now fully operational, the developmental costs for the web site going forward will be considerably less than during the first nine months of 1999. The Company expects that the use of cash to operate and maintain the web site will be substantially less on an ongoing basis than the historic use of cash to develop the web site. However, the Company expects that the use of cash to advertise and market the site will increase. However, the Company's cash flow from operations since the inception of the WarrantySuperstore.com web site have not been sufficient to satisfy the Company's known demands for cash.

                  The Company's cash and cash equivalents plus its marketable securities totaled approximately $240,000 at September 30, 1999. If the Company's cash flow from operations does not increase, it will have to secure additional sources of capital, possibly from borrowings or additional issuances of equity, in order to fund its operations.

                  If the Company is unable to satisfy its cash requirements from internal and external sources, the Company will be required to limit its operations or cease operations altogether. In addition, the Company's liabilities exceed its assets. If the Company is unable to satisfy its financial obligations to its creditors, the Company will be forced to seek protection under applicable bankruptcy laws. The financial statements included in this Form 10-Q do not include any adjustments that might result from these uncertainties.

              INFLATION

                  Inflation has not had a significant effect on the Company's operations or financial position and management believes that the future effects of inflation on the Company's operations and financial position will be insignificant.

              YEAR 2000 COMPLIANCE

                  The Company has only recently returned to actively conducting business operations. The Company's WarrantySuperstore.com web site became operational with a limited product offering in April. Additional product offerings have been periodically added and the web site is now fully operational.

                  Because the Company's business plan was implemented after
              there was wide-spread public awareness of the potential for problems with Year 2000 compliance, the Company was able to address Year 2000 compliance issues during all stages of developing its operations. The Company's operations and the WarrantySuperstore.com web site utilize computer hardware and software purchased from third party vendors and the Company's own proprietary software. Substantially all of the software utilized in the WarrantySuperstore.com web site was developed internally by the Company. The Company's ability to plan in advance for Year 2000 compliance before establishing its operational systems allowed it to avoid purchasing any hardware or software or developing any software that is not Year 2000 compliant.

                  At the time that the Company purchased its hardware and
              software from third party vendors, it obtained assurances from the vendors that such hardware and software is Year 2000 compliant. The Company's proprietary software was also developed to be Year 2000 compliant. The Company has tested all of its hardware and software for Year 2000 compliance and is satisfied that its hardware and software will continue to operate after December 31, 1999 and will be able to accurately process data containing dates occurring before, on and after December 31, 1999.

                  The Company has also contacted its suppliers, banks,
              investment advisors, and other third parties with which it does business to coordinate Year 2000 conversion, and it intends to continue such communications through the end of the year and into early 2000. The Company is satisfied that the third-party service providers upon which it relies to conduct its operations have adequately addressed their own Year 2000 compliance issues. The Company has not been required to incur any costs specifically related to establishing Year 2000 compliance with its third-party service providers.

                  Based upon information currently available, the Company does not anticipate that, in the aggregate, costs associated with Year 2000 issues will have a material financial impact. However, there can be no assurances that, despite steps taken by the Company to assure that its operations, its suppliers and others with whom it does business are free of Year 2000 issues, that the Year 2000 rollover will not result in any disruptions in the Company's operations. If, despite the Company's efforts under its Year 2000 planning, there are Year 2000 related failures affecting the Company from outside sources, management does not believe that the impact will be substantial. However, given the importance of the internet to the Company's operations, if there are Year 2000 related failures, whether localized or widespread, affecting the infrastructure that supports the internet, customer access to the WarrantySuperstore.com web site may be limited or completely eliminated and the Company's revenues would be adversely affected until such problems were resolved. There can be no assurances that the Company will not encounter non-compliance issues, whether related to the internet or otherwise, that could have a material adverse impact on its financial condition and results of operations.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              Not applicable

                           CORNICHE GROUP INCORPORATED

                                     PART II


                                OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS.

              Not applicable.


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

              (a)    Not applicable.

              (b)    Not applicable.

              (c) During the three months ended September 30, 1999, the Company sold 688,335 shares of common stock to 28 accredited investors, as such term is defined in Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The shares were sold for cash at an aggregate offering price at $619,500. Commissions in the aggregate amount of $61,950 were paid to a broker-dealer in connection with the sales. The sales were made solely to accredited investors pursuant to the exemption from registration under the Securities Act contained in Rule 506 of Regulation D promulgated under the Securities Act.

              (d)    Not applicable.


ITEM 3.       DEFAULTS UPON SECURITIES.

              Not applicable.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              The annual meeting of the Company's stockholders was held on September 14, 1999. At the close of business on July 30, 1999, the record date for determining those holders of the Company's capital stock entitled to vote at the meeting, there were 7,030,313 shares of the Company's common stock issued and outstanding and 825,000 of the Company's Series B Preferred Stock issued and outstanding.

              Joel San Antonio, Robert H. Hutchins, Glenn Aber, Ronald Glime and James Fyfe were re-elected as directors of the Company to serve until the next annual meeting of the Company's stockholders to be held in 2000 and until their respective successors are elected and qualified.

              The stockholder vote for each director elected at the meeting was as follows:

                                  Common Stock

                                                                                    ABSTENTIONS AND
     NAME                    VOTES CAST FOR               VOTES WITHHELD            BROKER NON-VOTES
Joel San Antonio               4,462,609                    12,133                      16,305

Robert H. Hutchins             4,462,601                    12,140                      16,305

Glenn Aber                     4,462,677                    12,065                      16,305

Ronald Glime                   4,441,109                    33,633                      16,305

James Fyfe                     4,460,679                    14,063                      16,305


                            Series B Preferred Stock


                                                                                    ABSTENTIONS AND
     NAME                    VOTES CAST FOR               VOTES WITHHELD            BROKER NON-VOTES
Joel San Antonio               7,850,000                       0                            0

Robert H. Hutchins             7,850,000                       0                            0

Glenn Aber                     7,850,000                       0                            0

Ronald Glime                   7,850,000                       0                            0

James Fyfe                     7,850,000                       0                            0


ITEM 5.       OTHER INFORMATION.

              Not applicable.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)    Exhibits

                     The following exhibits are filed or are incorporated by
              reference from previous filings with the Securities and Exchange Commission.

                  Exhibit
                     No.     Description
                  -------    -----------
                     3.1     Certificate of Incorporation of the Company (1)
                     3.2     Amendment to Certificate of Incorporation of the Company (1)
                     3.3     Amendment to Certificate of Incorporation of the Company (2)
                     3.4     Amendment to Certificate of Incorporation of the Company (2)
                     3.5     Amendment to Certificate of Incorporation of the Company (3)
                     3.6     Amendment to Certificate of Incorporation of the Company (4)
                     3.7     Amendment to Certificate of Incorporation of the Company (5)
                     3.8     Amendment to Certificate of Incorporation of the Company (6)
                     3.9     Certificate of Designation for Series A Preferred Stock of the Company (7)
                     3.10    Amendment to Certificate of Incorporation of the Company (9)
                     3.11    Certificate of Designation for Series B Preferred Stock of the Company (10)
                     3.12    By-laws of the Company, as amended (6)
                     3.13    Amendment to Certificate of Incorporation of the Company (10)
                     4.1     Form of Underwriter's Warrant (6)
                     4.2     Form of Promissory Note - 1996 Offering (9)
                     4.3     Form of Promissory Note - 1997 Offering (9)
                     4.4     Form of Common Stock Purchase Warrant - 1996 Offering (9)
                     4.5     Form of Common Stock Purchase Warrant - 1997 Offering (9)
                     10.1    1986 Stock Option Plan, as amended (7)
                     10.2    1992 Stock Option Plan (8)
                     10.3    Stock Purchase Agreement dated as of January 30, 1997 by and among the Company, the Bank of Scotland and 12 buyers (9)
                     10.4    Mutual Release dated as of January 30, 1997 by and among the Company, James Fyfe and the Bank of Scotland (9)
                     10.5    Stock Purchase Agreement, dated as of March 4, 1998, between the Company and the Initial
                             Purchasers named therein (10)
                     10.6    1998 Employee Stock Option Plan (10)
                     27      Financial Data Schedule, filed herewith

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

                                         CORNICHE GROUP INCORPORATED
                                                (Registrant)




                                         By: /s/ Robert Hutchins
                                             -----------------------------------
                                             Robert Hutchins, President and
                                             Principal Financial Officer


Date:  November 22, 1999

                               INDEX TO EXHIBITS

                  Exhibit
                     No.     Description
                  -------    -----------
                     3.1     Certificate of Incorporation of the Company (1)
                     3.2     Amendment to Certificate of Incorporation of the Company (1)
                     3.3     Amendment to Certificate of Incorporation of the Company (2)
                     3.4     Amendment to Certificate of Incorporation of the Company (2)
                     3.5     Amendment to Certificate of Incorporation of the Company (3)
                     3.6     Amendment to Certificate of Incorporation of the Company (4)
                     3.7     Amendment to Certificate of Incorporation of the Company (5)
                     3.8     Amendment to Certificate of Incorporation of the Company (6)
                     3.9     Certificate of Designation for Series A Preferred Stock of the Company (7)
                     3.10    Amendment to Certificate of Incorporation of the Company (9)
                     3.11    Certificate of Designation for Series B Preferred Stock of the Company (10)
                     3.12    By-laws of the Company, as amended (6)
                     3.13    Amendment to Certificate of Incorporation of the Company (10)
                     4.1     Form of Underwriter's Warrant (6)
                     4.2     Form of Promissory Note - 1996 Offering (9)
                     4.3     Form of Promissory Note - 1997 Offering (9)
                     4.4     Form of Common Stock Purchase Warrant - 1996 Offering (9)
                     4.5     Form of Common Stock Purchase Warrant - 1997 Offering (9)
                     10.1    1986 Stock Option Plan, as amended (7)
                     10.2    1992 Stock Option Plan (8)
                     10.3    Stock Purchase Agreement dated as of January 30, 1997 by and among the Company, the Bank of Scotland and 12 buyers (9)
                     10.4    Mutual Release dated as of January 30, 1997 by and among the Company, James Fyfe and the Bank of Scotland (9)
                     10.5    Stock Purchase Agreement, dated as of March 4, 1998, between the Company and the Initial
                             Purchasers named therein (10)
                     10.6    1998 Employee Stock Option Plan (10)
                     27      Financial Data Schedule, filed herewith

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