Form 10-K405
period 1999-12-31
CORNICHE GROUP INC /DE
filed 2000-04-10
CIK 320017

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 1999

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from ________ to ________

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


Securities registered pursuant to Section 12(b) of the Act:             None.
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.001 par value


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X

         On March 31, 2000, the aggregate market price of the voting and nonvoting common equity held by nonaffiliates of the registrant was approximately $31.8 million. (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).

         On March 31, 2000, 13,225,815 shares of common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III of this report is incorporated by reference to the registrant's definitive proxy statement for its 2000 annual stockholders meeting.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

FORWARD-LOOKING STATEMENTS

         In addition to historical information, this Report on Form 10-K contains forward-looking statements, which can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "could," "anticipate," "estimate," or "continue" or similar negative expressions or other variations or comparable terminology. Forward- looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this report. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report, as well as the Company's periodic reports on other filings with the Securities and Exchange Commission.


                                     PART I

ITEM 1. BUSINESS

GENERAL

         The principal executive offices of Corniche Group Incorporated (the "Company") are located at 610 South Industrial Boulevard, Suite 220, Euless, Texas 76040. Its telephone number is 817.283.4250.

BUSINESS STRATEGY

         The Company is in the process of putting into place a strategic and operational business plan that involves the Company's entry into the service contract business and the insurance industry.

         WarrantySuperstore.com Web Site

         The Company has developed a web site on the Internet to market service contracts on automobiles and consumer products. The Company's web site is called WarrantySuperstore.com. Through this web site, the Company plans to sell its products and services directly to consumers.

         The first product line offered through WarrantySuperstore.com was the Vehicle Service Contract Program, which includes automobile service contracts for new and used vehicles. The Company has added new product lines to the web site since the Vehicle Service Contract Program was introduced in June 1999. By October 1999, the Company completed development of and placed on-line a Home Warranty Program, and office equipment, consumer electronics, home appliances, lawn and garden equipment, and computer warranty programs.

         The Company intends to advertise its web site through print, radio, and television advertising and links from other Internet sites. The Company does not currently intend to have distribution channels for its products and services other than the Internet.

         The Company offers its products and services in states that permit program marketers to be the obligor on service contracts. Currently, this represents approximately 40 states for automobile service contracts and most states for other service contracts. The Company now anticipates that the obligor on service contracts sold on WarrantySuperstore.com will be a third party warranty company. The Company is responsible for marketing, booking sales, collecting payment for service contracts, reporting and paying premiums to the insurance carrier, and providing information to the insurance carrier's appointed claims administrator.

         Although the Company will manage most functions for the service contracts, it will not administer the claim functions. The insurance carrier has appointed a claims administrator to administer the claims functions, including payment of claims. The Company is in the process of establishing an electronic data processing interface with the claims administrator and to report details regarding the contracts to the insurance carrier.

         Reliance Insurance Company, through its subsidiary Reliance INTEGRAMARK ("Reliance"), is providing contractual liability insurance covering the obligations to repair or replace the products covered by the service contracts. The Company granted options to purchase common stock to Reliance for providing this insurance.

         The Company intends to provide customer analysis reports to retailers on a fee basis. The Company believes that it will be able to develop market research questionnaires and produce market research reports based on database information collected through sales on WarrantySuperstore.com.

         The Company expects to use WarrantySuperstore.com to generate advertising revenues. The Company plans to sell banner page advertisements on its web site and to sell advertisements on a preferred client list basis.

         Reinsurance Activities

         Stamford Insurance Company, Ltd. ("Stamford") is a wholly owned subsidiary of the Company chartered under the laws of the Cayman Islands. Stamford is licensed to conduct business as an insurance company in the Cayman Islands and as a reinsurance company throughout the U.S. Stamford began generating revenues in the fourth quarter of 1999.

         When Stamford is sufficiently capitalized, the Company intends to request the insurance carriers providing contractual liability coverage on the Company's service contracts to share (via reinsurance) a portion of the risk with Stamford. The Company's ability to influence the insurance carriers to direct reinsurance business to Stamford will depend on the Company's negotiating strength, which, in turn, will depend on the success of WarrantySuperstore.com. Stamford's ability to reinsure the Company's Internet business will largely depend on the primary insurance carriers' willingness to cede reinsurance to Stamford.

         The Company's long range plans for Stamford depend on Stamford's growth and development of greater financial stability. If Stamford's operations are successful, then the Company plans to cause Stamford to seek additional reinsurance opportunities that are not related to the Company. Stamford may use reinsurance brokers to identify other reinsurance opportunities.

         Domestic Licensing

         As an offshore insurance company, Stamford is permitted to function as a reinsurance company in the U.S. As such, it can reinsure U.S. insurance companies. The Company's long range strategy is to identify and acquire a property and casualty insurance carrier that holds state licenses. If the Company acquires a domestic insurance carrier, it plans to use the carrier to serve as a specialty insurer in niche commercial markets that are under served by standard insurance carriers.

         Other Information

         The Company is party to an investment advisory agreement AIG Global Investment Corporation under which AIG Global will function as investment advisor and manager of the Company's investment assets. AIG Global provides management services to all affiliated insurance companies of American International Group and other third party institutions worldwide.

EMPLOYEES

         At March 31, 2000, the Company employed three full-time personnel.

ITEM 2. PROPERTIES

         The Company leases approximately 4,100 square feet of office space at 610 South Industrial Boulevard, Euless, Texas. Monthly rental under the lease is $4,175. The lease expires in July 2001.

ITEM 3. LEGAL PROCEEDINGS

         No material legal proceedings are pending to which the Company or any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the OTC Bulletin Board under the symbol "CNGI." The following table sets forth the high and low bid prices of the Company's common stock for each full quarterly period within the two most recent fiscal years and the most recent quarter, as reported by Nasdaq Trading and Market Services. On March 31, 2000, the closing bid price for the common stock was $3.03. Information set forth in the table below represents prices between dealers in securities, does not include retail mark-ups, mark-downs, or commissions, and does not necessarily represent actual transactions.




                   1998                                HIGH         LOW
                                                    ----------   ----------

First Quarter ....................................  $     2.31   $      .65
Second Quarter ...................................        2.31         1.16
Third Quarter ....................................        1.97          .63
Fourth Quarter ...................................        1.00          .69


                   1999                                HIGH         LOW
                                                    ----------   ----------

First Quarter ....................................  $     1.38   $      .63
Second Quarter ...................................  $     1.50   $     1.13
Third Quarter ....................................  $     1.38   $      .91
Fourth Quarter ...................................  $     3.06   $      .91



                   2000                                HIGH         LOW
                                                    ----------   ----------

First Quarter ....................................  $     3.34   $     2.93


         At March 31, 2000, there were approximately 1,150 record holders of the Company's common stock. Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors out of legally available funds. The Company has not paid any cash dividends on its common stock and, for the foreseeable future, intends to retain earnings, if any, to finance the operations, development, and expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

         The selected statements of operations and balance sheet data set forth below are derived from the Company's financial statements which were examined by Weinick Sanders Leventhal & Co., LLP, independent certified public accountants, for the year ended December 31, 1999, and the nine months ended December 31, 1998, and by Simontacchi & Co. LLP, independent certified public accountants, for the year ended March 31, 1998. The information set forth below should be read in conjunction with the Company's audited financial statements and related notes appearing elsewhere in this report (See Item 8. Financial Statements and Supplemental Data).


                                             FOR THE YEAR   FOR THE NINE               FOR THE YEARS ENDED
                                                ENDED       MONTHS ENDED                    MARCH 31,
                                             DECEMBER 31,   DECEMBER 31,   -----------------------------------------
                                                 1999           1998          1998            1997          1996
                                             -----------    -----------    -----------    -----------    -----------

Statement of Operations:
   Earned Revenues .......................   $    12,854    $        --    $        --    $        --    $        --
   Cost of Sales .........................         7,557             --             --             --             --
   Gross Profit ..........................         5,297             --             --             --             --
   Operating (Loss) Income ...............    (1,055,371)      (428,157)      (221,602)      (251,583)      (257,037)
   Net (Loss) Income .....................    (1,179,508)      (447,493)      (263,865)      (332,604)      (323,510)
   Net (Loss) Income per Common Share: ...   $     (0.17)   $     (0.07)   $     (0.05)   $     (0.14)   $     (0.14)
   Weighted Average Number of Shares
      Outstanding ........................     6,905,073      6,365,015      5,166,272      2,412,278      2,300,289
   Dividends per Common Share ............            --             --             --             --             --



                                                                             DECEMBER 31,   DECEMBER 31,     MARCH 31,
                                                                                 1999           1998          1998
                                                                             -----------    -----------    -----------

Balance Sheet Data:
   Working Capital (Deficiency) ..........................................   $ 3,751,548    $   458,917    $   869,567
   Total Assets ..........................................................     5,670,664        905,791      1,129,601
   Current Liabilities ...................................................       872,866        375,571        259,676
   (Accumulated Deficit) .................................................    (4,330,355)    (3,160,847)    (2,713,254)
   Preferred Stock, Common Stock, Other Stockholders' Equity and Capital
      Deficiency .........................................................     3,112,352       (307,807)       (23,982)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and notes contained elsewhere in this Form 10-K. Certain statements under this caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations," constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995.

         PLAN OF OPERATION

         In May 1998, the Company sold to certain individuals through a stock purchase agreement an aggregate of 765,000 shares of a newly created Series B Convertible Redeemable Preferred Stock, par value for 0.01 per share for $76,500. In May 1999, the Company sold 688,335 common shares for $558,000 after offering costs. These funds were principally used to acquire property assets and software to develop its insurance and service contract businesses, and to fund its operating losses. In December 1999, the Company sold 5,187,500 common shares for $3,691,000 which will be used to expand its businesses.

         On September 30, 1998, the Company acquired Stamford Insurance Company Ltd., which was then an inactive foreign corporation that is licensed in the Cayman Islands as a casualty and property insurer. In the fourth quarter of 1999, Stamford commenced underwriting as a reinsurer generating premiums written of $300,000 of which $12,000 was earned by December 31, 1999. Also in the fourth quarter, the Company commenced sales of its automotive vehicle and consumer products service contracts through its website. Such service contract revenues aggregated $11,000 in 1999 of which $400 was earned in 1999.

         The Company's plan of operation for the next twelve months is principally to continue its endeavors to establish itself in the vehicle and consumer products service contract business through its Internet web site, www.warrantysuperstore.com, and to continue to seek additional property/casualty reinsurance opportunities for its wholly owned insurance company, Stamford Insurance Co. Ltd.

         RESULTS OF OPERATIONS

         The Company did not generate any operating revenues for the period covered by this report until the fourth quarter of fiscal 1999, when its reinsurance subsidiary commenced generating premium revenues and the Company began the sale of its service contracts.

         The Company recorded losses in the year ended March 31, 1998 of $222,000, before interest expense and preferred stock dividend accrual ($252,000 in 1997 and $257,000 in 1996). Such losses arose from general and administrative expenses which principally comprise professional fees, travel expenses and general office costs.

         During the period March 1996 through March 1998, the Company's primary activities have been to engage in three private securities offerings, and to settle and pay off certain of its outstanding liabilities. In May 1998, the stockholders approved the issuance of the Series B Preferred Stock, change in control and new business operations.

         Stamford in the quarter ended December 1999 began reinsuring contractual liability insurance policies from one United States carrier that is rated "A-" Excellent by A.M. Best. This reinsurance generated approximately $300,000 in premiums, of which $288,000 was unearned at December 31, 1999. Policy acquisition costs were $38,000 of which $2,000 was expensed in the current period. Losses charged to operations in the current period were $5,112 of which $5,000 is management's estimate of incurred but not reported losses at December 31, 1999. Corniche commenced the sales of the extended service contracts for new and used automotive vehicles in the last quarter of 1999, generating $11,000 in revenues of which $400 was recognized with in the current period with the balance deferred over the life of the contract. Direct costs associated with the sale of the service contracts are being recognized pro rata over the length of the contract. Since neither the Company nor its subsidiary generated any revenues in 1998, no meaningful comparative analysis can be made.

         General and administrative costs for 1999 aggregating $1,071,000 as compared to $481,000 for the twelve months ended December 31, 1998. The increase of $590,000 (122.7%) is attributable to increases in (i) advertising of $253,000 in the current year (ii) payroll and related employment costs of $173,000 to $257,000 in the current year, (iii) website development of $98,000 to $140,000 and (iv) depreciation and amortization of $78,000 to $83,000 in the current year.

         Interest income decreased $30,000 (78.9%) from $38,000 in the twelve months ended December 31, 1998, to $8,000 in the current year. Interest expense increased from $1,000 in the twelve months ended December 31, 1998 to $65,000 in the current year. The reduction in interest income and increase in interest expense is the result of the cash, cash equivalents, and investments used to fund the Company's increased operating costs in the current year and the incurrence of debt of $98,000 to fund property asset additions.

         The preferred stock dividend of $57,000 in 1999 is $3,000 less than the $60,000 accrued during the twelve months ended December 31, 1998 principally because of the reduction of the average number of Series A preferred shares outstanding in the current year.

         Net loss for fiscal 1999 increased $676,000 (133.9%) to $1,180,000 from the comparable loss of $504,000 incurred during the twelve months ended December 31, 1998 for the reasons cited above.

         FINANCIAL CONDITION

         The Company's cash condition increased $1,433,000 to $1,639,000 at December 31, 1999 from $206,000 at December 31, 1998. The investments in marketable securities increased $2,105,000 to $2,733,000 from $628,000 during the same time period. These increases are the result of proceeds from the sale of the Company's common stock in December 1999 for $4,175,000 before certain offering costs of $419,000 which were paid in January 2000. Additionally, the Company sold additional shares of its common stock in January and February 2000 for approximately $1,200,000 after offering costs.

         Even though the acquisition of Stamford may enable the Company to generate limited reinsurance revenues, management's business plan requires additional funding through future sales of the Company's securities and/or other financing alternatives. Management anticipates a continued deterioration in the Company's financial condition in the near term due to ongoing general and administrative costs which will exceed the Company's revenues. This situation will continue until the Company raises the sufficient financing to fully capitalize its service contract sales and reinsurance business.

         There can be no assurance that the Company will be successful in its efforts to raise any funds from any of the options under evaluation or that is will be able to avail itself of other alternative sources of funds.

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

         LIQUIDITY AND CAPITAL RESOURCES

         The Company has relied solely on the proceeds from the sales of its securities in October 1997, May 1998, May 1999 and December 1999 for the primary source of its funds. In the fourth quarter of 1999, the Company generated its initial revenues from its businesses, both earned and unearned, of $312,000. These funds were and will be utilized to fund the Company's operating expenses. Management anticipates it will require additional funds from future sales of its securities and/or other financing alternatives in order to fund its future operational costs and at the same time fully develop its insurance and service contract sales businesses.

         At December 31, 1999 working capital was $3,572,000 an increase of $3,113,000 from working capital of $459,000 at December 31, 1998. The increase in working capital is the result of the increase in capital through the sale of the Company's securities of $4,254,000 plus the issuance of its securities for payment of debt, interest and services rendered of $311,000 less the loss incurred before accrued dividends of $1,112,000 and property asset additions of $442,000.

         The Company has committed to acquire computer hardware and software and to develop a website for approximately $1,500,000 of which $1,000,000 has been expended through December 31, 1999. Although the Company is not contractually obligated to fulfill the remaining $500,000 of the project, it intends to do so over the next 1 to 2 years as and if funding permits. The project will enable the Company to fully utilize the Internet in the sales, advertising, marketing, collections and other functions of its extended service contract sales for automotive vehicles and other products such as brown and white consumer products. There can be no assurance that the Company will have the funds available to fund its hardware and/or software requirements required to successfully develop this project nor can there be assurance that if it is developed such project will aid in the intended results of additional revenues.

         The Certificate of Designation for the Series A Preferred Stock states that at any time after December 1, 1999 any holder of Series A Preferred Stock may require the Company to redeem his shares of Series A Preferred Stock (if there are funds with which the Company may legally do so) at a price of $1.00 per share. Notwithstanding the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. The holders of Series A Preferred Stock may convert their Series A Preferred Stock into shares of common stock of the Company at a price of $5.20 per share. At December 31, 1999, 810,054 shares of Series A Preferred Stock were outstanding. If the preferred share holders do not convert their shares into common stock, and if the Company were required to redeem any significant number of shares of Series A Preferred Stock, the Company's financial condition would be materially affected.

         INFLATION

         Inflation has not had a significant effect on the Company's operations or financial position and management believes that the future effects of inflation on the Company's operations and financial position will be insignificant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The Company's financial statements, itemized in the subtopic, "Financial Statements" under Item 14 of this report, are set forth at the end of this report.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In February 1997, the Company appointed Simontacchi & Company, P.A. ("Simontacchi") as the Company's independent auditors. This action was approved by the Company's board of directors. The Company had not consulted Simontacchi regarding any accounting or financial reporting issues prior to that firm being retained by the Company.

         Simontacchi audited the Company's financial statements for the fiscal years ended March 31, 1996, 1997 and 1998. Simontacchi's report on the Company's financial statements for the fiscal years ended March 31, 1996 and 1997 expressed an unqualified opinion on those financial statements based upon their audits, but included paragraphs noting a "substantial doubt about the Company's ability to continue as a going concern" based upon the several matters summarized in such reports.

         On August 12, 1998, the Company and Simontacchi terminated their client-auditor relationship. The reports of Simontacchi on the financial statements of the Company for the prior two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Company's Board of Directors participated in and approved the decision to change the independent accountants. In connection with its audits for the prior two fiscal years and through August 12, 1998, there were no disagreements with Simontacchi on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Simontacchi, would have caused Simontacchi to make reference thereto in its report on the financial statements for such years. No "reportable events" as describe under Item 304(a)(1)(v) of Regulation S-K occurred during the prior two fiscal years.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         Incorporated by reference to the Company's definitive proxy statement for its 2000 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated by reference to the Company's definitive proxy statement for its 2000 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference to the Company's definitive proxy statement for its 2000 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference to the Company's definitive proxy statement for its 2000 annual meeting of stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

         The financial statements filed as a part of this report are as follows:

         Report of independent certified public accountants

         Consolidated Balance Sheets at December 31, 1999 and 1998

         Statements of Operations
                  For the Year Ended December 31, 1999 (Consolidated) and
                  For the Nine Months Ended December 31, 1998 (Consolidated) and For the Year Ended March 31, 1998

         Statements of Convertible Redeemable Preferred Stock, Common Stock,
                  Other Stockholders' Equity and Accumulated Deficit For the Year Ended December 31, 1999 (Consolidated) and For the Nine Months Ended December 31, 1998 (Consolidated) and For the Year Ended March 31, 1998

         Statements of Cash Flows
                  For the Year Ended December 31, 1999 (Consolidated) and
                  For the Nine Months Ended December 31, 1998 (Consolidated) and For the Year Ended March 31,

         Notes to Financial Statements


FINANCIAL STATEMENT SCHEDULES

         The financial statement schedule filed as a part of this report is as follows:

         Schedule II - Valuation of Qualifying Accounts For the Year Ended December 31, 1999 (Consolidated) and For the Nine Months Ended December 31, 1998 (Consolidated) and For the Year Ended March 31, 1998 (Consolidated)

         Other financial statement schedules have been omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

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

       (c)    Stock Purchase Agreement dated as of January 30, 1997
              by and among the Company, the Bank of Scotland
              and 12 buyers (10)                                                                      10(m)

       (d)    Mutual Release dated as of January 30, 1997 by and among
              the Company, James Fyfe and the Bank of Scotland (10)                                   10(n)

       (e)    Stock Purchase Agreement, dated as of March 4, 1998, between
              the Company and the Initial Purchasers named therein (12)                                 B

       (f)    1998 Employees Stock Option Plan (12)                                                     D

27            Financial Data Schedule, filed herewith.


------------------------
Notes:

(1) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's registration statement on Form S-18, File No. 2-69627, which exhibit is incorporated here by reference.

(2) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's registration statement on Form S-2, File No. 2-88712, which exhibit is incorporated here by reference.

(3) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's registration statement on Form S-2, File No. 33-4458, which exhibit is incorporated here by reference.

(4) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's annual report on Form 10-K for the year ended September 30, 1987, which exhibit is incorporated here by reference.

(5) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's registration statement on Form S-3, File No. 33-42154, which exhibit is incorporated here by reference.

(6) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's registration statement on Form S-1, File No. 33-42154, which exhibit is incorporated here by reference.

(7) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's annual report on Form 10-K for the year ended September 30, 1994, which exhibit is incorporated here by reference.

(8) Filed with the Securities and Exchange Commission as an exhibit, as indicated above, to the Company's proxy statement dated March 30, 1992, which exhibit is incorporated here by reference.

(9) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of the Company on Form 8-K, dated April 5, 1995, which exhibit is incorporated here by reference.

(10) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's annual report on Form 10-K for the year ended March 31, 1996, which exhibit is incorporated here by reference.

(11) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's annual report on Form 10K/A for the year ended March 31, 1996, which exhibit is incorporated here by reference.

(12) Filed with the Securities and Exchange Commission as an exhibit, as indicated above, to the Company's proxy statement dated April 23, 1998, which exhibit is incorporated here by reference.


REPORTS ON FORM 8-K

         The Company filed no reports on Form 8-K during the fourth quarter of fiscal 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CORNICHE GROUP INCORPORATED


                                     By: /s/ Robert H. Hutchins
                                         --------------------------------------
                                         Robert H. Hutchins, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Signatures                                  Title                                        Date
----------                                  -----                                        ----

/s/ Robert Benoit                           Director and Chief Executive Officer        March 31, 2000
------------------------------------             (Principal executive officer)
ROBERT BENOIT


/s/ Robert H. Hutchins                      Director and President (Principal           March 31, 2000
------------------------------------             financial officer)
ROBERT H. HUTCHINS


/s/ Glenn Aber                              Director                                    March 31, 2000
------------------------------------
GLENN ABER


/s/ James J. Fyfe                           Director                                    March 31, 2000
------------------------------------
JAMES J. FYFE

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                                DECEMBER 31, 1999


                                    I N D E X



                                                                                                        PAGE NO.
                                                                                                        --------

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS .................................................   F-2, F-3

FINANCIAL STATEMENTS:

         Consolidated Balance Sheets at December 31, 1999 and 1998 ..................................   F-4

         Statements of Operations
           For the Year Ended December 31, 1999 (Consolidated) and
           For the Nine Months Ended December 31, 1998 (Consolidated) and
           For the Year Ended March 31, 1998 ........................................................   F-5

         Statements of Convertible Redeemable Preferred Stock, Common Stock,
           Other Stockholders' Equity and Accumulated Deficit For the Year Ended
           December 31, 1999 (Consolidated) and For the Nine Months Ended
           December 31, 1998 (Consolidated) and
           For the Year Ended March 31, 1998.........................................................   F-6

         Statements of Cash Flows
           For the Year Ended December 31, 1999 (Consolidated) and
           For the Nine Months Ended December 31, 1998 (Consolidated) and
           For the Year Ended March 31, 1998 ........................................................   F-7, F-8

Notes to Financial Statements .......................................................................   F-9 - F-19

Schedule II - Valuation of Qualifying Accounts
         For the Year Ended December 31, 1999 (Consolidated) and
         For the Nine Months Ended December 31, 1998 (Consolidated) and
         For the Year Ended March 31, 1998 ..........................................................   F-20

               [WEINICK SANDERS LEVENTHAL & CO., LLP LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT



To the Stockholders and Board of Directors
Corniche Group Incorporated


We have audited the accompanying consolidated balance sheets of Corniche Group Incorporated and Subsidiary as at December 31, 1999 and 1998, and the related statements of operations, redeemable preferred stock, common stock, other stockholders' equity and accumulated deficit, and cash flows for the year ended December 31, 1999 and for the nine months ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corniche Group Incorporated and Subsidiary as at December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999 and for the nine months ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statements schedules for the year ended December 31, 1999 and for the nine months ended December 31, 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                    /s/ WEINICK SANDERS LEVENTHAL & CO., LLP


New York, New York
January 28, 2000 (Except as to a portion of Note 8 (b) to which the date is February 15, 2000)

                           SIMONTACCHI & COMPANY, LLP
                              170 EAST MAIN STREET
                           ROCKAWAY, NEW JERSEY 07866



                          INDEPENDENT AUDITOR'S REPORT



To the Stockholders and Board of Directors
Corniche Group Incorporated



We have audited the accompanying statements of operations, redeemable preferred stock, common stock, other stockholders' equity and accumulated deficit, and cash flows of Corniche Group Incorporated for the year ended March 31, 1998. Our audit also included the financial statement schedule for the year ended March 31, 1998. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows of Corniche Group Incorporated for the year ended March 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended March 31, 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                /s/ SIMONTACCHI & COMPANY, LLP


Fairfield, New Jersey
July 10, 1998

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                                      DECEMBER 31,
                                                                              --------------------------
                                                                                  1999           1998
                                                                              -----------    -----------

Current assets:
      Cash and equivalents ................................................   $ 1,639,473    $   206,313
      Marketable securities ...............................................     2,733,319        628,175
      Prepaid expenses ....................................................        71,622             --
                                                                              -----------    -----------

            Total current assets: .........................................     4,444,414        834,488

Property and equipment, net ...............................................       655,002         40,781
Deferred acquisition costs ................................................        41,946             --
License, net of accumulated amortization ..................................        16,777         17,997
Other assets ..............................................................        12,525         12,525
                                                                              -----------    -----------

                                                                              $ 5,170,664    $   905,791
                                                                              ===========    ===========



                          LIABILITIES, STOCKHOLDERS' EQUITY AND (CAPITAL DEFICIENCY)


Current liabilities:
      Dividends payable - preferred stock .................................   $   288,334    $   236,981
      Accounts payable, accrued expenses and other current liabilities ....       561,870        133,941
      Current portion of long-term debt ...................................        22,662          4,649

            Total current liabilities: ....................................       872,866        375,571

Unearned revenues .........................................................       298,801             --
                                                                              -----------    -----------
Long-term debt ............................................................        76,591          9,262
                                                                              -----------    -----------

Series A Convertible Preferred Stock:
      Series A $0.07 cumulative convertible preferred stock
        - stated value - $1.00 per share, authorized - 1,000,000
        shares, outstanding  - 810,054 shares at December 31, 1999
        and 828,765 shares at December 31, 1998 ...........................       810,054        828,765
                                                                              -----------    -----------
Convertible Redeemable Preferred Stock,
      Common Stock, Other Stockholders' Equity and (Accumulated Deficit):
      Preferred Stock - authorized - 5,000,000 shares, Series B convertible redeemable preferred stock, $.01 par value,
            Authorized, issued and outstanding - 825,000 shares ...........         8,250          8,250
      Common Stock, $.001 par value, authorized - 30,000,000 shares,
        Issued and outstanding- 12,513,127 at December 31, 1999 ...........        12,513
                              - 6,369,968 at December 31, 1998 ............         6,370
      Additional paid-in capital ..........................................     7,421,944      2,838,420
      Accumulated deficit .................................................    (4,330,355)    (3,160,847)
                                                                              -----------    -----------
            Total convertible redeemable preferred stock, common stock,
              other stockholders' equity and (accumulated deficit) ........     3,112,352       (307,807)
                                                                              -----------    -----------
                                                                              $ 5,170,664    $   905,791
                                                                              ===========    ===========


                See accompanying notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                            STATEMENTS OF OPERATIONS



                                                              FOR THE YEAR    FOR THE NINE       FOR THE YEAR
                                                                 ENDED        MONTHS ENDED          ENDED
                                                              DECEMBER 31,     DECEMBER 31,        MARCH 31,
                                                            --------------    --------------    --------------
                                                                 1999               1998             1998
                                                            (Consolidated)    (Consolidated)

Earned revenues .........................................   $       12,854    $           --    $           --

Direct costs ............................................            7,557                --                --
                                                            --------------    --------------    --------------
Gross profit ............................................            5,297                --                --

General and administrative expenses .....................        1,060,668           428,157           221,602
                                                            --------------    --------------    --------------
Operating loss ..........................................       (1,055,371)         (428,157)         (221,602)

Interest income (expense), net ..........................          (56,965)           25,206            17,804
                                                            --------------    --------------    --------------
Net loss before preferred dividend ......................       (1,112,336)         (402,951)         (203,798)

Preferred dividend ......................................          (57,172)          (44,642)          (60,067)
                                                            --------------    --------------    --------------

Net loss ................................................   $   (1,169,508)   $     (447,593)   $     (263,865)
                                                            ==============    ==============    ==============

Net loss per share of common stock ......................   $        (0.17)   $        (0.07)   $        (0.05)
                                                            ==============    ==============    ==============

Weight average number of common shares outstanding ......        6,905,073         6,367,015         5,165,272
                                                            ==============    ==============    ==============



                See accompanying notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

      STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK, COMMON STOCK,
               OTHER STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND
                FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND
                       FOR THE YEAR ENDED MARCH 31, 1998




                                                       SERIES B CONVERTIBLE
                                                          PREFERRED STOCK               COMMON STOCK           ADDITIONAL
                                                     -------------------------   --------------------------      PAID-IN
                                                       SHARES        AMOUNT       SHARES           AMOUNT        CAPITAL
                                                     -----------   -----------   -----------    -----------    -----------

Balance at April 1, 1997 .........................            --            --     2,630,378    $     2,630    $ 1,090,493
Issuance of common stock for cash,
   net of related costs of $184,500 ..............            --            --     3,940,000          3,940      1,781,560
Retirement of treasury stock .....................            --            --      (218,100)          (218)      (204,492)
Conversion of Series A convertible
   preferred stock into common stock .............            --            --         2,953              3         15,356
Series A convertible preferred stock dividend ....            --            --            --             --             --
Net loss before preferred stock dividend .........            --            --            --             --             --
                                                     -----------   -----------   -----------    -----------    -----------
Balance at March 31, 1998 ........................            --            --     6,355,231          6,355      2,682,917
Adjustments to common stock ......................            --            --         2,212              2             (2)
Issuance of Series B convertible
   preferred stock for cash ......................       765,000         7,650            --             --         68,850
Issuance of Series B convertible
   preferred stock for services rendered .........        60,000           600            --             --          5,400
Conversion of Series A convertible
   preferred stock into common stock .............            --            --        12,525             13         81,255
Series A convertible preferred stock dividend ....            --            --            --             --             --
Net loss before preferred stock dividend .........            --            --            --             --             --
                                                     -----------   -----------   -----------    -----------    -----------
Balance at December 31, 1998 .....................       825,000         8,250     6,369,968          6,370      2,838,420
Issuance of common stock for interest
   and services rendered .........................            --            --        55,000             55         57,664
Issuance of common stock for  indebtedness .......            --            --       208,738            209        252,973
Issuance of common stock for cash, net
   of offering costs .............................            --            --     5,875,835          5,876      4,248,360
Conversion of Series A convertible preferred
   stock into common stock .......................            --            --         3,586              3         24,527
Series A convertible stock dividends .............            --            --            --             --             --

Net loss before preferred stock dividend .........            --            --            --             --             --
                                                     -----------   -----------   -----------    -----------    -----------
Balance at December 31, 1999 .....................       825,000   $     8,250    12,513,127    $    12,513    $ 7,421,944
                                                     ===========   ===========   ===========    ===========    ===========




                                                            TREASURY STOCK
                                                     --------------------------    ACCUMULATED
                                                        SHARES         AMOUNT        DEFICIT        TOTAL
                                                     -----------    -----------    -----------    -----------

Balance at April 1, 1997 .........................      (218,100)   $  (204,710)   $(2,449,389)   $(1,560,976)
Issuance of common stock for cash,
   net of related costs of $184,500 ..............            --             --             --      1,785,500
Retirement of treasury stock .....................       218,100        204,710             --             --
Conversion of Series A convertible
   preferred stock into common stock .............            --             --             --         15,359
Series A convertible preferred stock dividend ....            --             --        (60,067)       (60,067)
Net loss before preferred stock dividend .........            --             --       (203,798)      (203,798)
                                                     -----------    -----------    -----------    -----------
Balance at March 31, 1998 ........................            --             --     (2,713,254)       (23,982)
Adjustments to common stock ......................            --             --             --             --
Issuance of Series B convertible
   preferred stock for cash ......................            --             --             --         76,500
Issuance of Series B convertible
   preferred stock for services rendered .........            --             --             --          6,000
Conversion of Series A convertible
   preferred stock into common stock .............            --             --             --         81,268
Series A convertible preferred stock dividend ....            --             --        (44,642)       (44,642)
Net loss before preferred stock dividend .........            --             --       (402,951)      (402,951)
                                                     -----------    -----------    -----------    -----------
Balance at December 31, 1998 .....................            --             --     (3,160,847)      (307,807)
Issuance of common stock for interest
   and services rendered .........................            --             --             --         57,719
Issuance of common stock for  indebtedness .......            --             --             --        253,182
Issuance of common stock for cash, net
   of offering costs .............................            --             --             --      4,254,236
Conversion of Series A convertible preferred
   stock into common stock .......................            --             --             --         24,530
Series A convertible stock dividends .............            --             --        (57,172)       (57,172)

Net loss before preferred stock dividend .........            --             --     (1,112,336)    (1,112,336)
                                                     -----------    -----------    -----------    -----------
Balance at December 31, 1999 .....................            --    $        --    $(4,330,355)   $ 3,112,352
                                                     ===========    ===========    ===========    ===========




                See accompanying notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                            STATEMENTS OF CASH FLOWS



                                                                                    FOR THE YEAR     FOR THE NINE     FOR THE YEAR
                                                                                        ENDED        MONTHS ENDED        ENDED
                                                                                    DECEMBER 31,     DECEMBER 31,       MARCH 31,
                                                                                   -------------    -------------    -------------
                                                                                       1999             1998             1998
                                                                                   -------------    -------------    -------------
                                                                                   (Consolidated)   (Consolidated)

Cash flows from operating activities:
      Net loss ................................................................... $  (1,169,508)   $    (447,593)   $    (263,865)
                                                                                   -------------    -------------    -------------
Adjustments to reconciled net loss to net cash used in
   operating activities:
      Common shares and Series B preferred shares issued
         for interest expense and for services rendered ..........................        57,719            6,000               --
      Series A preferred stock dividends .........................................        57,172           44,642           60,067
      Depreciation and amortization ..............................................        82,338            3,435              388
      Unearned revenues ..........................................................       298,801               --               --
      Interest (decrease) in cash flows as a result of changes
         in asset and liability account balance net of effects from purchase of
         Stamford Insurance Company, Ltd.:
      Deferred acquisition costs .................................................       (41,946)              --               --
      Prepaid expenses and other receivables .....................................       (71,622)             179              821
      Other assets ...............................................................            --          (12,525)              --
      Accounts payable, accrued expenses and other current
         liabilities .............................................................       422,929           82,729          (67,014)
                                                                                   -------------    -------------    -------------
            Total adjustments: ...................................................       805,391          124,460           (5,738)
                                                                                   -------------    -------------    -------------

Net cash used in operating activities ............................................      (364,117)        (323,133)        (269,603)
                                                                                   -------------    -------------    -------------
Cash flow from investing activities:
      Investment in marketable securities ........................................    (2,105,444)        (628,175)              --
      Acquisition of property assets .............................................      (442,157)         (25,745)              --
      Acquisition of subsidiary ..................................................            --          (37,000)              --
                                                                                   -------------    -------------    -------------
Net cash used in investment activities ...........................................    (2,547,301)        (690,920)              --
                                                                                   -------------    -------------    -------------
Cash flows from financing activities:
      Net proceeds from issuance of capital stock ................................     4,254,236           76,500        1,785,500
      Net proceeds from long-term debt ...........................................        89,264               --               --
      Payments of capital lease obligations ......................................        (3,922)          (3,995)              --
      Net repayments of notes payable ............................................            --               --         (400,000)
                                                                                   -------------    -------------    -------------
Net cash provided by financing activities ........................................    (4,339,578)          72,505        1,385,500
                                                                                   -------------    -------------    -------------
Net increase (decrease) in cash ..................................................     1,428,160         (941,548)       1,115,897

Cash balance acquired with purchase of subsidiary ................................            --           18,797               --
Cash and cash equivalents at beginning of period .................................       206,313        1,129,064           13,167
                                                                                   -------------    -------------    -------------
Cash and cash equivalents at end of period ....................................... $   1,634,473    $     206,313    $   1,129,064
                                                                                   =============    =============    =============

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY


                                                                     FOR THE YEAR    FOR THE NINE      FOR THE YEAR
                                                                        ENDED        MONTHS ENDED        ENDED
                                                                      DECEMBER 31,    DECEMBER 31,      MARCH 31,
                                                                    --------------   --------------   --------------
                                                                        1999              1998             1998
                                                                    --------------   --------------   --------------
                                                                     (Consolidated)  (Consolidated)



Supplemental Disclosures of Cash Flow Information:
      Cash paid during the period:

            Income taxes ........................................   $           --   $           --   $           --
                                                                    --------------   ==============   ==============

            Interest ............................................   $       35,193   $          886   $        4,181
                                                                    --------------   ==============   ==============
Supplemental Schedules of Noncash Investing
   and Financing Activities:


      Issuance of common stock for interest .....................   $       27,719   $           --   $           --
                                                                    --------------   ==============   ==============
      Issuance of preferred and common stock for
         services rendered ......................................   $       30,000   $        6,000   $           --
                                                                    --------------   ==============   ==============
      Property assets acquired under capital lease
         obligations ............................................   $           --   $       17,806   $           --
                                                                    --------------   ==============   ==============

      Net accrual of dividends on Series A preferred stock ......   $       51,353   $       28,517   $       60,067
                                                                    --------------   ==============   ==============
      Series A preferred stock and dividends thereon
         converted to common stock and additional
         paid-in capital upon conversion ........................   $       24,530   $       81,268   $       15,359
                                                                    --------------   ==============   ==============
      Issuance of common stock for indebtedness .................   $      253,182   $           --   $           --
                                                                    --------------   ==============   ==============


                See accompanying notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS


                      AS AT DECEMBER 31, 1999 AND 1998 AND
                     FOR THE YEARS ENDED DECEMBER 31, 1999,
                 FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND
                        FOR THE YEAR ENDED MARCH 31, 1998


NOTE  1  -  THE COMPANY.

         Corniche Group Incorporated (hereinafter referred to as the "Company" or "CGI") as a result of a reverse acquisition with Corniche Distribution Limited and its Subsidiaries ("Corniche"), was engaged in the retail sale and wholesale distribution of stationery products and related office products, including office furniture, in the United Kingdom. In February 1996, the Company was placed in receivership by its creditors. Through March 1998, the Company had no activity.

         On March 4, 1998, the Company entered into a Stock Purchase Agreement ("Agreement"), approved by the Company's stockholders on May 18, 1998, with certain individuals (the "Initial Purchasers") whereby the Initial Purchasers acquired an aggregate of 765,000 shares of a newly created Series B Convertible Redeemable Preferred Stock, par value $0.01 per share. Thereafter the Initial Purchasers have been endeavoring to establish for the Company new business operations in the property and casualty specialty insurance and the service contract markets.

         On September 30, 1998, the Company acquired all of the capital stock of Stamford Insurance Company, Ltd. ("Stamford") from Warrantech Corporation for $37,000 in cash in a transaction accounted for as a purchase. Warrantech's chairman is the former chairman of the Company. Stamford was charted under the Laws of, and is licensed to conduct business as an insurance company by, the Cayman Islands. Although Stamford has incurred expenses since its inception, it first generated revenues in the fourth quarter of 1999.

         The unaudited consolidated combined results of operations, on a pro forma basis as though Stamford has been acquired at the beginning of each period, is as follows:




                            FOR THE NINE    FOR THE YEARS
                            MONTHS ENDED        ENDED
                            DECEMBER 31,       MARCH 31,
                            ------------    -------------
                                1998            1998
                            ------------    -------------


Revenues ................   $         --    $         --
                            ------------    ------------
Costs and expenses ......        511,335         232,824
                            ------------    ------------
Net loss ................   $   (527,991)   $   (268,321)
                            ============    ============
Net loss per share ......   $      (0.08)   $      (0.05)
                            ============    ============

                  At December 31, 1999 and 1998, Stamford's total net assets consisted of the following:



                                                            DECEMBER 31,
                                                      -----------------------
                                                          1999         1998
                                                      ----------   ----------


Assets:
      Cash and equivalents ........................   $  384,849   $  155,806
      Deferred acquisition costs ..................       35,568           --


      Licenses, net of accumulated depreciation ...       16,777       17,997
                                                      ----------   ----------

                                                         437,194      173,803
                                                      ----------   ----------

Liabilities:
      Current liabilities .........................   $    5,021   $      879


      Unearned premiums ...........................      288,086           --
                                                      ----------   ----------
                                                         293,107          879
                                                      ----------   ----------
Net assets ........................................   $  144,087   $  172,924

NOTE  2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

      (a) Basis of Presentation:

                  On February 4, 1999, the Board of Directors approved a resolution to change the Company's fiscal year-end from March 31, to December 31. The accompanying financial statements as at and for the year ended December 31, 1999 reflect the consolidated financial position and consolidated results of operations and cash flows of the Company and its wholly-owned subsidiary, Stamford, for the year ended December 31, 1999.

                  The financial statements as at and for the nine months ended December 31, 1999 reflect the consolidated financial position and consolidated results of operations and cash flows of the Company for the nine months ended December 31, 1998 and its wholly-owned subsidiary from its acquisition on September 30, 1998 to December 31, 1998. The financial statements for the year ended March 31, 1998 reflect the financial position and results of operations and cash flows of the Company for the year then ended. All material intercompany transactions have been eliminated in consolidation.

      (b) Cash Equivalents:

                  Short-term cash investments which have a maturity of ninety days or less when purchased are considered cash equivalents in the statement of cash flows.

      (c) Estimates:

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

      (d) Concentrations of Credit-Risk:

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

      (e) Marketable Securities:

                  Marketable securities are classified as trading securities and are reported at market value at December 31, 1999 and 1998 which approximates cost.

      (f) Property and Equipment:

                  The cost of property and equipment is depreciated over the estimated useful lives of the related assets of 5 to 7 years. The cost of computer software programs is amortized over their estimated useful lives of five years. Depreciation is computed on the straight-line method. Repairs and maintenance expenditures which do not extend original asset lives are charged to income as incurred.

      (g) Intangibles:

                  The excess of the purchase price for the capital stock of Stamford over the net assets acquired has been attributed to the subsidiary's license to conduct business as an insurance carrier in the Cayman Islands. Amortization charged to operations in fiscal 1999 was $1,220 and in the nine months ended December 31, 1998 was $305.

      (h) Income Taxes:

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

      (i) Fair Value of Financial Statements:

                  The Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The statement requires that the Company recognizes and measures impairment losses of long-lived assets, certain identifiable intangibles, value long-lived assets to be disposed of and long-term liabilities. At December 31, 1999 and 1998, the carrying values of the Company's other assets and liabilities approximate their estimated fair values.

      (j) Advertising Costs:

                  The Company expenses advertising costs as incurred. Advertising costs amounted to $252,983 in fiscal 1999 and none for the nine months ended December 31, 1998 and year ended March 31, 1998.

      (k) Earnings Per Share:

                  The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," in the year ended March 31, 1998. Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented as it is anti- dilutive in all periods.

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

      (m) Revenue Recognition:

                  Stamford is a property and casualty reinsurance company writing reinsurance coverages for one domestic carrier's consumer products service contracts. The domestic carrier is rated "A-" Excellent by A.M. Best.

                  Premiums are recognized on a pro rata basis over the policy term. The deferred policy acquisition costs are the net cost of acquiring new and renewal insurance contracts. These costs are charged to expense in proportion to net premium revenue recognized.

                  The provisions for losses and loss-adjustment expenses includes an amount determined from loss reports on individual cases and an amount, based on past experience for losses incurred but not reported. Such liabilities are necessarily based on estimates, and while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings currently.

                  The parent company sells via the Internet directly to consumers automotive vehicle services contracts. The Company recognizes revenue ratably over the length of the contract. The Company purchases insurance to fully cover any losses under the service contracts from the domestic carrier referred to above. The insurance premium and other costs related to the sale are amortized over the contract.


NOTE  3  -  PROPERTY AND EQUIPMENT.

      Property and equipment consists of the following:



                                                   DECEMBER 31,
                                           ---------------------------
                                                 1999           1998
                                           ------------   ------------

Computer equipment .....................   $    116,660   $      3,906
Furniture and fixtures .................         23,266         23,266
Computer software ......................        582,585             --
                                           ------------   ------------
                                                722,511         27,172
Less:  Accumulated depreciation ........         77,896          2,713
                                           ------------   ------------
                                                644,615         24,459
                                           ------------   ------------
Lease property under capital lease:
      Office equipment .................         17,806         17,806
Less:  Accumulated depreciation ........          7,419          1,484
                                           ------------   ------------
                                                 10,387         16,322
                                           ------------   ------------
                                           $    655,002   $     40,781
                                           ============   ============

     Depreciation and amortization charged to operations was $81,118, $3,130 and $388, for the year ended December 31, 1999, for the nine months ended December 31, 1998 and for the year ended March 31, 1998, respectively.

     The estimated present value of the capital lease obligations at December 31, 1999 reflects imputed calculated at 12.7% and 19.32%. The obligations are payable in equal monthly installments through January 2002 as follows:


                     YEARS ENDING
                     DECEMBER 31,
                   ----------------
                        2000                 $ 7,115
                        2001                   5,181
                        2002                     317
                                             -------
                                              12,613
Amount representing interest ..............    2,630
                                             -------
Present value of minimum lease payments ...    9,983
Present value of minimum lease payments due
   within one year ........................    5,392
                                             -------
Present value of minimum lease payments due
  after one year                             $ 4,591
                                             =======


     The aggregate maturities of the present value of the minimum lease obligations is as follows:

            YEARS ENDING
            DECEMBER 31,
            ------------
               2000                  $5,392
               2001                   4,294
               2002                     297
                                     ------
                                      9,983
                                     ======


NOTE 4 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

     Accounts payable, accrued expenses and other current liabilities consist of the following at:



                                               DECEMBER 31,
                                           -------------------
                                            1999        1998
                                           --------   --------
Accrued offering costs .................   $419,120   $     --
Accrued professional fees ..............     41,534     80,000
Advertising ............................     69,427         --
Other ..................................     26,789     11,956
Due to related party (see Note 10) .....         --     41,985

Accrued claims losses ..................      5,000         --
                                           --------   --------
                                           $556,870   $133,941
                                           ========   ========

NOTE 5 - NOTES PAYABLE.

     During the period January 1997 through April 30, 1997, the Company engaged in a private offering of securities pursuant to Rule 506 of Regulation D of the Securities Act of 1993, as amended. The offering consists of up to 19 units being sold at an offering price of $25,000 per unit. Each unit consists of one $25,000 face amount 90-day, 8% promissory note and one redeemable common stock purchase warrant to purchase 60,000 shares of the Company's common stock at a price of $.50 per share during a period of three years from issuance. The offering of up to $475,000 was conducted on a "best efforts" basis through Robert M. Cohen & Co. ("RMCC"). In connection with such offering, RMCC was paid sales commissions equal to 10% of the purchase price of each unit sold or $2,500 per unit.

     The notes payable relating to the above offering were paid in full and the warrants were simultaneously redeemed during the year ended March 31, 1998 with funds generated from the sale of stock (see Note 8).

     In October 1999 the Company sold to accredited investors 10 units of its promissory notes and common stock for $25,025 each. Each unit was comprised of a 5% interest bearing $25,000 note and 25,000 shares. The variance between the fair market value of the 25,000 common shares issued in the aggregate of $27,969 and the cash received of $250 was deemed to be additional interest and was charged to operations over the life of the notes. The notes were repaid in full in December 31, 1999. At December 31, 1999, accrued interest on the notes of $3,025 remained outstanding and was repaid in January, 2000. The effective weighted average interest rate of the notes during the period they were outstanding was 49.2%.

NOTE 6 - LONG-TERM DEBT.

     Long-term debt consists of the following at December 31, 1999 and 1998:


                                                 1999       1998
                                                -------   -------
Capital lease obligations (see Note 3) ......   $ 9,983   $13,911

Note Payable - bank - in equal monthly
  installments of $2,043 including
  interest at 8 3/4%.  The notes are
  collateralized by computer equipment
  having an undepreciated cost of $78,927 ...    89,270        --
                                                -------   -------
                                                 99,253    13,911

Portion payable within one year .............    22,662     4,649
                                                -------   -------
                                                $76,591   $ 9,262
                                                -------   -------


     The aggregate maturities of the obligations is as follows:


     YEARS ENDING
     DECEMBER 31,
   ---------------
        2000           $22,662
        2001            23,459
        2002            20,616
        2003            22,525

        2004             9,991
                       -------
                       $99,253
                       =======

NOTE 7 - SERIES A CONVERTIBLE PREFERRED STOCK.

     In connection with the settlement of a securities class action litigation in 1994, the Company issued 1,000,000 shares of Series A $0.07 Convertible Preferred Stock (the "Series A Preferred Stock") with an aggregate value of $1,000,000. The following summarizes the terms of Series A Preferred Stock as more fully set forth in the Certificate of Designation. The Series A Preferred Stock has a liquidation value of $1 per share, is non-voting and convertible into common stock of the Company at a price of $5.20 per share. Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends of $0.07 per share, per year, payable semi-annually. Until November 30, 1999 the Series A Preferred Stock was callable by the Company at a price of $1.04 per share, plus accrued and unpaid dividends, and thereafter at a price of $1.05 per share, plus accrued and unpaid dividends. In addition, if the closing price of the Company's common stock exceeds $13.80 per share for a period of 20 consecutive trade days, the Series A Preferred Stock is callable by the Company at a price equal to $0.01 per share, plus accrued and unpaid dividends. The Certificate of Designation for the Series A Preferred Stock also states that at any time after December 1, 1999 the holders of the Series A Preferred Stocks may require the Company to redeem their shares of Series A Preferred Stock (if there are funds with which the Company may do so) at a price of $1.00 per share. Notwithstanding any of the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. During the year ended December 31, 1999, 18,711 shares of Series A Preferred Stock were converted into 3,586 shares of common stock. During the nine months ended December 31, 1998, 65,143 shares of the Series A Preferred Stock were converted into 12,525 shares of common stock. During the year ended March 31, 1998, holders of 15,359 shares of the Series A Preferred Stock converted such shares into 2,953 shares of the Company's common stock. At December 31, 1999, 810,054 shares of Series A Preferred Stock were outstanding, and accrued dividends on these outstanding shares are $288,334.


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

          Pursuant to the Agreement and subsequent transactions, the Initial Purchasers acquired 765,000 shares of Series B Stock for $76,500 in cash. The Company incurred certain legal expenses of the Initial Purchasers equaling approximately $50,000 in connection with the transaction. In addition, the Company issued 50,000 shares of Series B Stock to a consultant as compensation valued at $5,000 for his assistance to the Company in the identification and review of business opportunities and this transaction and for his assistance in bringing the transaction to fruition. Additionally, the Company issued 10,000 shares of Series B Stock to James Fyfe as compensation valued at $1,000 for his work in bringing this transaction to fruition. These issuances diluted the voting rights of the then existing stockholders by approximately 57%. The total authorized shares of Series B Convertible Redeemable Preferred Stock are 825,000.

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

          Since, the Company raised in excess of $2,500,000 in fiscal 1999 from the sale of its common shares and the Company's common shares maintained a minimum closing bid price in excess of $2.00 per shares for 10 consecutive trading days, then the Company's right, pursuant to the terms of the Agreement and the Certificate of Designation to repurchase or redeem such shares of Series B Stock from the holders for total consideration of $0.10 per share was eliminated.

     (b)  Common Stock:

          On May 15, 1997, the Company commenced a private securities offering pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, of up to 400 units, each unit consisting of 10,000 shares of common stock being offered at a price of $5,000 per unit. The Company used a placement agent for such offering who received a sales commission equal to 10% of the offering price of each unit sold. In connection with the offering, 369 units were sold for gross receipts of $1,845,000 from which the agent was paid a commission $184,500 for net of $1,660,500 to the Company.

          In March 1998, the Company sold 250,000 shares of common stock at $.50 per share realizing $125,000.

          The stockholders at the annual meeting held on May 18, 1998, approved the reduction of the par value of the common stock from $0.10 per share to $0.001 per share.

          Commencing in May 1999 through July 1999, the Company sold 688,335 shares of its common stock to accredited investors for $538,492 net of offering costs. In December 1999, accredited investors purchased 5,187,500 shares of the Company's common stock for $3,715,744, net of offering costs. Through February 15, 2000, additional investors acquired 1,676,250 shares of the Company's common stock for approximately $1,206,000, net of offering costs.

          The Company in 1999 issued 5,000 shares of its common stock whose fair value was $5,000 to its President as a signing bonus which was charged to operations at the time of issuance. The Company also issued in 1999, 25,000 shares of its common stock whose fair value was $25,000 at the date of issuance to a public relations consultant for future services. The arrangement with the consultant was terminated in 1999 and the fair value of the shares was charged to operations in 1999.

     (c)  Warrants:

          The Company has issued common stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company.

          A total of 101,308 shares of common stock are reserved for issuance upon exercise of warrants as of December 31, 1998 and March 31, 1998. Of these outstanding warrants, warrants for 9,375 common shares at $46.40 per share expired in April 1999. The remaining warrants to acquire 91,933 common shares at exercise prices ranging from $3.20 to $8.10 per share were granted in March 1995 to certain directors, officers and employees who converted previously outstanding stock options under the 1986 Plan into warrants on substantially the same terms as the previously held stock options, except the warrants were immediately vested. During fiscal 1999, warrants to acquire 22,308 common shares at prices ranging from $3.90 to $46.40 per share expired. No warrants were exercised during any of the periods presented. A total of 79,000 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of December 31, 1999 at prices ranging from $3.20 to $27.50 and expiring through October 2004.

     (d)  Stock Option Plans:

          The Company has three stock option plans. The 1986 Stock Option Plan and the 1988 Employee Incentive Stock Option Plan provide for the grant of options to purchase shares of the Company's common stock to employees. The 1992 Stock Option Plan provides for the grant of options to directors.

          The 1986 Stock Option Plan allows for the grant of incentive stock options (ISO), non-qualified stock options (NQSO) and stock appreciation rights (SAR). The maximum number of shares of the Company's common stock that may be granted, as amended in April 1993, is 140,000 shares. The terms of the plan provide that options are exercisable for a period of up to ten years from the date of grant or a period of five years with respect to incentive stock options if the holder owns more than 10% of the Company's outstanding common stock. The exercise price and grantees of options are established by the Stock Option Committee. The exercise price of ISO's must be at least 100% of the fair market value of the common stock at the time of grant. For the holders of more than 10% of the Company's outstanding common stock, the exercise price must be at least 110% of the fair market value. The exercise price of NQSO's must be not less than 80% of the fair market value of the common stock at the time of grant. An option is exercisable not earlier than six months from the date of grant. During the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998, no options were granted, expired, exercised or outstanding at any time under the 1986 Plan.

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

          Under the 1998 Plan, the maximum aggregate number of shares which may be issued under options is 300,000 shares of common stock. The aggregate fair market value (determined at the time the option is granted) of the shares for which incentive stock options are exercisable for the first time under the terms of the 1998 Plan by any eligible employee during any calendar year cannot exceed $100,000. The option exercise price of each option is 100% of the fair market value of the underlying stock on the date the options are granted, except that no option will be granted to any employee who, at the time the option is granted, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Corporation or any subsidiary unless (a) at the time the options are granted, the option exercise price is at least 110% of the fair market value of the shares of common stock subject to the options and (b) the option by its terms is not exercisable after the expiration of five years from the date such option is granted.

          The 1998 Plan will be administered by a committee of disinterested directors of the Board of Directors of the Corporation ("Option Committee"). In 1999, options to acquire 100,000 common shares at $1.00 per share were granted to an officer and an option to acquire 25,000 common shares at $0.6875 per share was issued to a consultant were granted under the 1998 Plan. In May 1997, a director was granted an option to acquire 1,500 common shares at $0.3125 per share were granted under the 1992 Plan.

          Information with respect to options under the 1986, 1992 and 1998 Stock Option Plans is summarized as follows:



                                  FOR THE YEAR ENDED        FOR THE NINE MONTHS ENDED          FOR THE YEAR ENDED
                                   DECEMBER 31, 1999             DECEMBER 31, 1998               MARCH 31, 1998
                               ------------------------   -------------------------------   ------------------------

                               SHARES        PRICES           SHARES           PRICES       SHARES        PRICES
                               -------   --------------   --------------   --------------   -------   --------------
Outstanding at beginning
   of period ...............     3,000   $0.31 to $0.41            3,000   $0.31 to $0.41     1,500       $0.41
Granted ....................   125,000   $0.69 to $1.00               --         --           1,500       $0.31
Converted ..................        --         --                     --         --              --        --
Expired ....................        --         --                     --         --              --        --

Exercised ..................        --         --                     --         --              --        --
                               -------   --------------   --------------   --------------   -------   --------------
Outstanding at end of period   128,000   $0.31 to $1.00            3,000   $0.31 to $0.41     3,000   $0.31 to $0.41
                               =======   ==============   ==============   ==============   =======   ==============


          Outstanding options expire 90 days after termination of holder's status as employee or director. At December 31, 1999 and 1998, options to acquire 3,000 common shares were exercisable at prices ranging from $0.31 to $0.41 per share. The Company has 332,000 shares available for grant under all plans.

          All options were granted at an exercise price equal to the fair value of the common stock at the grant date. Therefore, in accordance with the provisions of APB Opinion No. 25 related to fixed stock options, no compensation expense is recognized with respect to options granted or exercised. Under the alternative fair-value based method defined in SFAS No. 123, the fair value of all fixed stock options on the grant date would be recognized as expense over the vesting period. Assuming the fair market value of the stock at the date of grant to be $.3125 per share in May 1996, $.40625 per share in May 1997, $.6875 in January 1999 and $1.00 per share in September 1999, the life of the options to be from three to ten years, the expected volatility at 200%, expected dividends are none, and the risk-free interest rate of 10%, the Company would have recorded compensation expense of $7,750 for the year ended December 31, 1999 as calculated by the Black- Scholes option pricing model. As such, pro-forma net loss and loss per share would be as follows:


Net loss as reported ..............   $(1,169,508)

Additional compensation ...........         7,750
                                      -----------

Adjusted net loss .................   $(1,177,258)
                                      ===========

Loss per share as reported ........   $     (0.17)
                                      ===========
Adjusted loss per share ...........   $     (0.17)
                                      ===========


          As the number of options granted at December 31, 1998 and March 31, 1998 is immaterial, recognizing the expense would not have a material effect on the Company's financial statements for the nine months ended December 31, 1998 and the year ended March 31, 1998.


NOTE 9 - INCOME TAXES.

     The Company has received permission from the Internal Revenue Service to change its taxable year-end from March 31, to December 31, effective with the December 31, 1998 period.

     The differences between income taxes computed using the statutory federal income tax rate and that shown in the financial statements are summarized as follows:


                                                                  FOR THE NINE MONTHS
                                            FOR THE YEAR ENDED           ENDED            FOR THE YEAR ENDED
                                            DECEMBER 31, 1999      DECEMBER 31, 1998        MARCH 31, 1998
                                           --------------------   --------------------   --------------------
                                              (Consolidated)         (Consolidated)
Loss before income taxes and
   preferred dividend ..................   $(1,112,336)        %  $  (402,951)        %  $  (203,798)        %
                                           -----------    -----   -----------    -----   -----------    -----
Computed tax benefit at statutory
   rate ................................   $  (378,000)   (34.0)  $  (137,000)   (34.0)  $   (69,300)   (34.0)
Compensatory element of common
   stock issuances .....................        19,600      1.8            --       --            --       --
Foreign subsidiary loss not
   subject to U.S. taxes ...............         9,800      0.9           300       --            --       --


Net operating loss valuation reserve ...       348,600     31.3       136,700     34.0        69,300     34.0
                                           -----------    -----   -----------    -----   -----------    -----
Total tax benefits .....................   $        --       --   $        --       --   $        --       --
                                           ===========    =====   ===========    =====   ===========    =====

     There are no significant differences between the financial statement and tax basis of assets and liabilities and, accordingly, no deferred tax provision/benefit is required.

     The Tax Reform Act of 1986 enacted a complex set of rules limiting the utilization of net operating loss carryforwards to offset future taxable income following a corporate ownership change. The Company's ability to utilize its NOL carryforwards is limited following a change in ownership in excess of fifty percentage points during any three year period. Upon receipt of the proceeds from the last purchasers of the Company's common stock in January 2000, common stock ownership changed in excess of 50% during the three year period then ended. The utilization of the Company's net operating loss carryforward at December 31, 1999 of $2,063,000 was not negatively impacted by this ownership change. The future tax benefit of the net operating loss carryforward aggregated $701,000 at December 31, 1999 has been fully reserved as it is not more likely than not that the Company will be able to use the operating loss in the future.

NOTE 10 - COMMITMENTS, CONTINGENCIES AND OTHER.

     (a)  Leases:

          Commencing in August 1998, the Company entered into short-term operating leases for its general office space and certain office equipment. Prior to August 1998, the Company did not incur rent expense as it was inactive. Rent expense charged to operations for the year ended December 31, 1999 and for the nine months ended December 31, 1998 was $63,162 and $23,000 and none for the year ended March 31, 1998. Future minimum annual rent commitments under operating leases as of December 31, 1999 are as follows:



                    YEARS ENDING
                     DECEMBER 31,
                  -----------------
                        2000                              $       54,000
                        2001                                      33,000

                        2002                                       3,000
                                                          --------------
Total minimum annual rentals............................  $       90,000
                                                          ==============


     (b)  Web Site:

          At December 31, 1998, a liability in the amount of $41,985 was owed to Warrantech Corporation, an affiliate, for expenses associated with a Web Site that were incurred by the Company. They are included in accounts payable, accrued expenses and other current liabilities in the accompanying financial statements. The affiliate had paid the vendors on the Company's behalf for their services.

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

     (d)  Year 2000:

          Although the Company has had limited operations through December 31, 1999, it recognized the need to ensure that its operations will not be adversely effected by Year 2000 software or hardware failures. The Company in developing its software and hardware made certain that all its systems were compliant with Year 2000 requirements. The Company has not experienced any adverse computer hardware or software effect to date. If, despite the Company's effects under its Year 2000 related failures affecting the Company from outside sources, management at the present time does not believe the impact will be substantial.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY


                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS



                        COL. A                                             COL. B                      COL. C
---------------------------------------------------------------     -------------------  -----------------------------------

                                                                        BALANCE AT           CHARGED TO       ACQUISITION OF
                                                                    BEGINNING OF PERIOD  COSTS AND EXPENSES    SUBSIDIARIES
                                                                    -------------------  ------------------   --------------
For the year ending March 31, 1998:
      Reserve against notes receivable in default..............      $       75,000         $      --           $       --
For the nine months ended December 31, 1998:
      Reserve against notes receivable in default..............              75,000                --                   --
For the year ended December 31, 1999:                                        75,000                --                   --
      Reserve against notes receivable in default..............


                        COL. A                                      COL. D            COL. E
---------------------------------------------------------------    ----------      -------------

                                                                   DEDUCTIONS       BALANCE AT
                                                                    DESCRIBE       END OF PERIOD
                                                                   ----------      -------------
For the year ending March 31, 1998:
      Reserve against notes receivable in default..............    $        --      $    75,000
For the nine months ended December 31, 1998:
      Reserve against notes receivable in default..............             --           75,000
For the year ended December 31, 1999:                                       --           75,000
      Reserve against notes receivable in default..............

                               INDEX TO EXHIBITS

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

       (c)    Stock Purchase Agreement dated as of January 30, 1997
              by and among the Company, the Bank of Scotland
              and 12 buyers (10)                                                                      10(m)

       (d)    Mutual Release dated as of January 30, 1997 by and among
              the Company, James Fyfe and the Bank of Scotland (10)                                   10(n)

       (e)    Stock Purchase Agreement, dated as of March 4, 1998, between
              the Company and the Initial Purchasers named therein (12)                                 B

       (f)    1998 Employees Stock Option Plan (12)                                                     D

27            Financial Data Schedule, filed herewith.


------------------------
Notes:

(1) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's registration statement on Form S-18, File No. 2-69627, which exhibit is incorporated here by reference.

(2) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's registration statement on Form S-2, File No. 2-88712, which exhibit is incorporated here by reference.

(7) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's annual report on Form
         10-K for the year ended September 30, 1994, which exhibit is incorporated here by reference.

(8) Filed with the Securities and Exchange Commission as an exhibit, as indicated above, to the Company's proxy statement dated March 30, 1992, which exhibit is incorporated here by reference.

(9) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of the Company on Form 8-K, dated April 5, 1995, which exhibit is incorporated here by reference.

(10) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's annual report on Form
         10-K for the year ended March 31, 1996, which exhibit is incorporated here by reference.

(11) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's annual report on Form
         10K/A for the year ended March 31, 1996, which exhibit is incorporated here by reference.

(12) Filed with the Securities and Exchange Commission as an exhibit, as indicated above, to the Company's proxy statement dated April 23, 1998, which exhibit is incorporated here by reference.