Form 10-Q
period 2000-03-31
CORNICHE GROUP INC /DE
filed 2000-05-22
CIK 320017

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-Q

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from             to
                                              -----------    ----------

                         Commission file number 0-10909

                           CORNICHE GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)

             DELAWARE                                           22-2343568
(State of other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

610 SOUTH INDUSTRIAL BLVD., SUITE 220
           EULESS, TEXAS                                           76040
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

              14,244,937 SHARES, $.001 PAR VALUE, AS OF MAY 1, 2000

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                                 MARCH 31, 2000
                                   (Unaudited)




                                    I N D E X



                                                                             Page No.
                                                                             --------
Part I  - Financial Information:

           Item 1.    Consolidated Financial Statements (Unaudited):

                      Balance Sheets
                      At March 31, 2000 and December 31, 1999 ...............    3-4


                      Statements of Operations
                      For the Three Months Ended
                      March 31, 2000 and 1999 ...............................     5


                      Statement of Convertible Redeemable Preferred
                      Stock, Common Stock, Other Stockholder Equity
                      and Accumulated Deficit
                      For the Three Months Ended March 31, 2000 .............     6


                      Statements of Cash Flows
                      For the Three Months
                      Ended March 31, 2000 and 1999 .........................    7-8


                      Notes to Consolidated Financial Statements ............   9-22


           Item 2.    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations .........   23-26



Part II -  Other Information:

                      Item 2.................................................    27

                      Item 6.................................................    27

Signatures            .......................................................    28

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                   A S S E T S

                                                        March 31,     December 31,
                                                          2000           1999
                                                       ----------     ------------
Current assets:
  Cash and equivalents                                 $1,525,487     $1,639,473
  Marketable securities                                 3,751,846      2,733,319
  Prepaid expenses and other current assets               134,231         71,622
                                                       ----------     ----------
        Total current assets                            5,411,564      4,444,414

Property and equipment, net                               617,019        655,002
Deferred acquisition costs                                 26,600         41,946
License, net of accumulated amortization                   16,472         16,777
Other assets                                               12,525         12,525
                                                       ----------     ----------

                                                       $6,084,180     $5,170,664
                                                       ==========     ==========


                See accompanying notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               March 31,     December 31,
                                                                                  2000          1999
                                                                              ----------     ------------
Current liabilities:
  Dividends payable - preferred stock                                         $   260,508    $   288,334
  Accounts payable, accrued expenses
    and other current liabilities                                                 135,349        561,870
  Current portion of long-term debt                                                23,462         22,662
                                                                              -----------    -----------
        Total current liabilities                                                 419,319        872,866
                                                                              -----------    -----------

Unearned revenues                                                                 490,548        298,801
                                                                              -----------    -----------

Long-term debt                                                                     70,144         76,591
                                                                              -----------    -----------

Series A Convertible Preferred Stock:
  Series A $0.07 cumulative convertible
  preferred stock - stated value - $1.00 per share, authorized - 1,000,000 shares, outstanding - 697,582 shares at March 31, 2000 and
  810,054 shares at December 31, 1999                                             697,582        810,054
                                                                              -----------    -----------

Convertible Redeemable Preferred Stock,
    Common Stock, Other Stockholders'
    Equity and Accumulated Deficit:
  Preferred stock - authorized - 5,000,000 shares Series B convertible redeemable preferred stock, $0.1 par value, authorized, issued
    and outstanding - 825,000 shares                                                8,250          8,250
  Common stock, $.001 par value, authorized -
    30,000,000 shares, issued and outstanding -
    14,210,971 shares at March 31, 2000 and
    12,513,127 shares at December 31, 1999                                         14,211         12,513
  Additional paid-in capital                                                    8,913,622      7,421,944
  Accumulated deficit                                                          (4,529,496)    (4,330,355)
                                                                              -----------    -----------

        Total convertible redeemable preferred stock,
          common stock, other stockholders' equity                              4,406,587      3,112,352
                                                                              -----------    -----------

                                                                              $ 6,084,180    $ 5,170,664
                                                                              ===========    ===========


                 See accompanying notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               For the Three
                                                                Months Ended
                                                                 March 31,
                                                       ----------------------------
                                                          2000             1999
                                                       ------------    ------------
Earned revenues                                        $    145,600    $         --

Direct costs                                                 43,500              --
                                                       ------------    ------------

Gross profit                                                102,100              --

General and administrative expenses                         327,276         399,122
                                                       ------------    ------------

Operating loss                                             (225,176)       (399,122)
                                                       ------------    ------------

Other income (expense):
  Unrealized gain on marketable securities                    4,182              --
  Interest income                                            36,301           4,453
  Interest expense                                           (2,240)             --
                                                       ------------    ------------
Total other income (expense)                                 38,243           4,453
                                                       ------------    ------------

Loss before preferred dividend                             (186,933)       (394,669)

Preferred dividend                                           12,208          14,446
                                                       ------------    ------------

Net loss                                                  ($199,141)      ($409,115)
                                                       ============    ============


Net loss per share of common stock                           ($0.01)         ($0.06)
                                                       ============    ============


Weighted average number of common shares outstanding     13,428,062       6,370,569
                                                       ============    ============


                 See accompanying notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

       STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK, COMMON STOCK,
               OTHER STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)


                                        Series B
                                       Convertible
                                     Preferred Stock              Common Stock           Additional
                                 ------------------------    ------------------------      Paid-In    Accumulated
                                   Shares        Amount        Shares       Amount         Capital       Deficit         Total
                                 ----------   -----------    -----------  -----------   ------------  ------------    -----------
Balance - January 1, 2000           825,000   $     8,250    12,513,127   $    12,513   $ 7,421,944   ($4,330,355)   $ 3,112,352

Issuance of common stock for
  cash, net of offering costs            --            --     1,676,250         1,676     1,339,194            --      1,340,870

Conversion of Series A
  Convertible Preferred
  Stock into Common
  Stock                                  --            --        21,594            22       152,484            --        152,506

Series A Convertible
  Stock dividends                        --            --            --            --            --       (12,208)       (12,208)

Net loss before preferred
  stock dividend                         --            --            --            --            --      (186,933)      (186,933)
                                -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance - March 31, 2000            825,000   $     8,250    14,210,971   $    14,211   $ 8,913,622   ($4,529,496)   $ 4,406,587
                                ===========   ===========   ===========   ===========   ===========   ===========    ===========


                 See accompanying notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               For the Three
                                                                Months Ended
                                                                 March 31,
                                                       ----------------------------
                                                          2000             1999
                                                       ------------    ------------
Cash flows from operating activities:
  Net loss                                             ($  199,141)   ($  409,115)
                                                       -----------    -----------
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Unrealized gain on marketable securities                (4,182)            --
    Series A preferred stock dividends                      12,208         14,446
    Depreciation and amortization                           38,288          3,112
    Unearned revenues                                      191,747             --
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
      Deferred acquisition costs                            15,346             --
      Prepaid expenses and other current assets            (62,609)       (29,760)
      Accounts payable, accrued expenses
        and other current liabilities                     (426,521)        67,374
                                                       -----------    -----------
  Total adjustments                                       (235,723)        55,172
                                                       -----------    -----------

Net cash used in operating activities                     (434,864)      (353,943)
                                                       -----------    -----------

Cash flows from investing activities:
  (Increase) decrease in marketable securities          (1,014,345)       346,720
  Acquisition of property assets                                --        (10,816)
                                                       -----------    -----------
Net cash provided by (used in) investment activities    (1,014,345)       335,904
                                                       -----------    -----------

Cash flows from financing activities:
  Net proceeds from issuance of capital stock            1,340,870             --
  Increase in other assets                                      --        (17,723)
  Payments of capital lease obligations                     (1,441)        (1,235)
  Net repayments of notes payable                           (4,206)            --
                                                       -----------    -----------
Net cash provided by (used in) financing activities      1,335,223        (18,958)
                                                       -----------    -----------

Net decrease in cash                                      (113,986)       (36,997)

Cash and cash equivalents at beginning of period         1,639,473        206,313
                                                       -----------    -----------

Cash and cash equivalents at end of period             $ 1,525,487    $   169,316
                                                       ===========    ===========


                       See notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                                   (Unaudited)


                                                             For the Three
                                                              Months Ended
                                                               March 31,
                                                         ----------------------
                                                            2000         1999
                                                         ---------    ---------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period:

    Income taxes                                          $      --   $    --
                                                          =========   =======

    Interest                                              $   2,240   $    --
                                                          =========   =======


Supplemental Schedules of Noncash Financing Activities:

  Series A Preferred Stock and dividends thereon
    converted to common stock and additional
    paid-in capital upon conversion                       $ 152,484   $11,644
                                                          =========   =======


                       See notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (Unaudited)



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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         (a) Basis of Presentation:

               The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

               The December 31, 1999 balance sheet has been derived from the audited financial statements at that date included in the Company's annual report on Form 10-K. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K.


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


         (d) Concentrations of Credit-Risk:

               Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and marketable securities. The Company places its domestic operations cash accounts with high credit quality financial institutions, which at times may be in excess of the FDIC insurance limit. The Company's subsidiary places its cash in the Cayman Island subsidiaries of domestic banks whose net worth exceeds $100,000,000. The Company's marketable securities are primarily comprised of investments in municipal bank funds. The Company employs the services of an investment advisor to assist in monitoring its investments.

         (e) Marketable Securities:

               Marketable securities are classified as trading securities and are reported at market value at December 31, 1999. At March 31, 2000, the market value of securities exceeded their cost by $4,182. The market value of the investment approximated cost at December 31, 1999.

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

         (g) Intangibles:

               The excess of the purchase price for the capital stock of Stamford over the net assets acquired has been attributed to the subsidiary's license to conduct business as an insurance carrier in the Cayman Islands. Amortization charged to operations in the three months ended March 31, 2000, and 1999, was $305 in both periods.

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

         (i) Fair Value of Financial Statements:

               The Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The statement requires that the Company recognizes and measures impairment losses of long-lived assets, certain identifiable intangibles, value long-lived assets to be disposed of and long-term liabilities. At March 31, 2000 and December 31, 1999, the carrying values of the Company's other assets and liabilities approximate their estimated fair values.

         (j) Advertising Costs:

               The Company expenses advertising costs as incurred. Advertising costs amounted to $5,769 for the three months ended March 31, 2000 and none for the three months ended March 31, 1999.

         (k) Earnings Per Share:

               The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," in the year ended March 31, 1998. Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented as it is anti-dilutive in all periods.

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

         (m) Revenue Recognition:

               Stamford is a property and casualty reinsurance company writing reinsurance coverages for one domestic carrier's consumer products service contracts. The domestic carrier is rate "A-" Excellent by A.M. Best.

               Premiums are recognized on a pro rata basis over the policy term. The deferred policy acquisition costs are the net cost of acquiring new and renewal insurance contracts. These costs are charged to expense in proportion to net premium revenue recognized.

               The provisions for losses and loss-adjustment expenses includes an amount determined from loss reports on individual cases and an amount, based on past experience for losses incurred but not reported. Such liabilities are necessarily based on estimates, and while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings currently.

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

NOTE 3 - PROPERTY AND EQUIPMENT.

               Property and equipment consists of the following:

                                          March 31,      December 31,
                                            2000             1999
                                        ------------     ------------
Computer equipment                      $    116,660     $    116,660
Furniture and fixtures                        23,266           23,266
Computer software                            582,585          582,585
                                        ------------     ------------
                                             722,511          722,511
Less:  Accumulated depreciation              114,396           77,896
                                        ------------     ------------
                                             608,115          644,615
                                        ------------     ------------
Lease property under capital lease:
  Office equipment                            17,806           17,806
Less:  Accumulated depreciation                8,902            7,419
                                        ------------     ------------
                                               8,904           10,387
                                        ------------     ------------
                                        $    617,019     $    655,002
                                        ============     ============

               Depreciation and amortization charged to operations was $38,288 and $14,446 for the three months ended March 31, 2000 and 1999, respectively.

               The estimated present value of the capital lease obligations at December 31, 1999 reflects imputed interest calculated at 12.7% and 19.32%. The obligations are payable in equal monthly installments through January 2002 as follows:

                 Years Ending
                   March 31,
                 ------------
                      2001                          $ 5,750
                      2002                            4,792
                                                    -------
                                                     10,542
Amount representing interest                          2,000
                                                    -------
Present value of minimum
  lease payments                                      8,542
Present value of minimum lease
  payments due within one year                        4,660
                                                    -------
Present value of minimum lease
  payments due after one year                       $ 3,882
                                                    =======

               The aggregate maturities of the present value of the minimum lease obligation is as follows:

                 Years Ending
                   March 31,
                 ------------
                     2001                           $ 4,660
                     2002                             3,882
                                                    -------
                                                    $ 8,542
                                                    =======

NOTE 4 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

               Accounts payable, accrued expenses and other current liabilities consist of the following at:

                                          March 31,      December 31,
                                            200              1999
                                        ------------     ------------
Accrued offering costs                  $       --       $    419,120
Accrued professional fees                     45,780           41,534
Advertising                                     --             69,427
Insurance                                     29,183             --
Other                                         55,386           26,789
Accrued claims losses                          5,000            5,000
                                        ------------     ------------
                                        $    135,349     $    561,870
                                        ============     ============

NOTE 5 - NOTES PAYABLE.

               In October 1999, the Company sold to accredited investors 10 units of its promissory notes and common stock for $25,025 each. Each unit was comprised of a 5% interest-bearing $25,000 note and 25,000 shares. The variance between the fair market value of the 25,000 common shares issued in the aggregate of $27,969 and the cash received of $250 was deemed to be additional interest and was charged to operations over the life of the notes. The principal balance of the notes was repaid in full in December 1999. At December 31, 1999, accrued interest on the notes of $3,025 remained outstanding and was paid in January 2000.

NOTE 6 - LONG-TERM DEBT.

               Long-term debt consists of the following at March 31, 2000 and December 31, 1999:

                                                                        March 31,       December 31,
                                                                          2000              1999
                                                                        ---------       ------------
Capital lease obligations                                                $ 8,542           $ 9,983

Note payable - bank - in equal monthly
  installments of $2,043 including interest
  at 8-3/4%. The notes are collateralized by
  computer equipment having an undepreciated
  cost of $78,927                                                         85,064            89,270
                                                                         -------           -------
                                                                          93,606            99,253
Portion payable within one year                                           23,462            22,662
                                                                         -------           -------
                                                                         $70,144           $76,591
                                                                         =======           =======

               The aggregate maturities of the obligations is as follows:

    Years Ending
      March 31,
    ------------
        2001                    $23,462
        2002                     24,059
        2003                     21,216
        2004                     24,869
                                -------
                                $93,606
                                =======

NOTE 7 - SERIES A CONVERTIBLE PREFERRED STOCK.

               In connection with the settlement of securities class action litigation in 1994, the Company issued 1,000,000 shares of Series A $0.07 Convertible Preferred Stock (the "Series A Preferred Stock") with an aggregate value of $1,000,000. The following summarizes the terms of the Series A Preferred Stock as more fully set forth in the Certificate of Designation. The Series A Preferred Stock has a liquidation value of $1 per share, is non-voting and convertible into common stock of the Company at a price of $5.20 per share. Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends of $0.07 per share, per year, payable semi-annually. Until November 30, 1999 the Series A Preferred Stock was callable by the Company at a price of $1.04 per share, plus accrued and unpaid dividends, and thereafter at a price of $1.05 per share, plus accrued and unpaid dividends. In addition, if the closing price of the Company's common stock exceeds $13.80 per share for a period of 20 consecutive trading days, the Series A Preferred Stock is callable by the Company at a price equal to $0.01 per share, plus accrued and unpaid dividends. The Certificate of Designation for the Series A Preferred Stock also states that at any time after December 1, 1999, the holders of the Series A Preferred Stocks may require the Company to redeem their shares of Series A Preferred Stock (if there are funds with which the Company may do so) at a price of $1.00 per share. Notwithstanding any of the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. During the year ended December 31, 1999, 18,711 shares of Series A Preferred Stock were converted into 3,586 shares of common stock. During the three months ended March 31, 2000, holders of 112,472 shares of the Series A Preferred Stock converted such shares into 21,594 shares of the Company's common stock. At March 31, 2000, and December 31, 1999, 697,582 and 810,054 shares of Series A
         Preferred Stock were outstanding, respectively. At March 31, 2000, and 1999, accrued dividends on these outstanding shares were $260,508 and $288,334, respectively.

NOTE 8 - STOCKHOLDER'S EQUITY.

         (a) Series B Convertible Redeemable Preferred Stock:

               On March 4, 1998, the Company entered into a Stock Purchase Agreement ("Agreement"), approved by the Company's stockholders on May 18, 1998, with certain individuals (the "Initial Purchasers") whereby the Initial Purchasers and two other persons acquired an aggregate of 825,000 shares of a newly created Series B Convertible Redeemable Preferred Stock ("Series B Preferred Stock"), par value $0.01 per share.

               Pursuant to the Agreement and Subsequent transactions, the Initial Purchasers acquired 765,000 shares of Series B Preferred Stock for $76,500 in cash. The Company incurred certain legal expenses of the Initial Purchasers equaling approximately $50,000 in connection with the transaction. In addition, the Company issued 50,000 shares of Series B Preferred Stock to a consultant as compensation valued at $5,000 for his assistance to the Company in the identification and review of business opportunities and this transaction and for his assistance in bringing the transaction to fruition. Additionally, the Company issued 10,000 shares of Series B Preferred Stock to James Fyfe as compensation valued at $1,000 for his work in bringing this transaction to fruition. These issuances diluted the voting rights of the then existing stockholders by approximately 57%. The total authorized shares of Series B Convertible Redeemable Preferred Stock is 825,000.

               The following summarizes the terms of the Series B Preferred Stock whose terms are more fully set forth in the Certificate of Designation. The Series B Preferred Stock carries a zero coupon and each share of the Series B Preferred Stock is convertible into ten shares of the Company's common stock. The holder of a share of the Series B Preferred Stock is entitled to ten times any dividends paid on the common stock and such stock has ten votes per share and votes as one class with the common stock. Accordingly, the Initial Purchasers have sufficient voting power to elect all of the Board of Directors. However, the Initial Purchasers are required to vote in favor of Mr. Fyfe or his designee as a director of the Corporation through June 30, 2000.

               The holder of any share of Series B Convertible Redeemable Preferred Stock has the right, at such holder's option, exercisable on or after September 30, 2000, to convert such share into ten (10) fully paid and non-assessable shares of common stock (the "Conversion Rate"). The Conversion Rate is subject to adjustment as stipulated in the Agreement. Upon liquidation, the Series B Preferred Stock would be junior to the Corporation's Series A Preferred Stock and would share ratably with the common stock with respect to liquidating distributions.

               Because the Company raised in excess of $2,500,000 in fiscal 1999 from the sale of its common shares, and the Company's common shares maintained a minimum closing bid price in excess of $2.00 per share for 10 consecutive trading days, the Company's right, pursuant to the terms of the Agreement and the Certificate of Designation,to repurchase or redeem such shares of Series B Preferred Stock from the holders for total consideration of $0.10 per share was eliminated.

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

               The Company in 1999 issued 5,000 shares of its common stock whose fair value was $5,000 to its President as a signing bonus, which was charged to operations at the time of issuance. The Company also issued in 1999, 25,000 shares of its common stock whose fair value was $25,000 at the date of issuance to a public relations consultant for future services. The arrangement with the consultant was terminated in 1999 and the fair value of the shares was charged to operations in 1999.

         (c) Warrants:

               The Company has issued common stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company.

               A total of 101,308 shares of common stock are reserved for issuance upon exercise of warrants as of December 31, 1998 and March 31, 1998. Of these outstanding warrants, warrants for 9,375 common shares at $46.40 per share expired in April 1999. The remaining warrants to acquire 91,933 common shares at exercise prices ranging from $3.20 to $8.10 per share were granted in March 1995 to certain directors, officers and employees who converted previously outstanding stock options under the 1986 Plan into warrants on substantially the same terms as the previously held stock options, except the warrants were immediately vested. During fiscal 1999, warrants to acquire 22,308 common shares at prices ranging from $3.90 to $46,40 per share expired. No warrants were exercised during any of the periods presented. A total of 79,000 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of December 31, 1999 at prices ranging from $3.20 to $27.50 and expiring through October 2004.

         (d) Stock Options Plans:

               The Company has three stock option plans. The 1986 Stock Option Plan and the 1988 Employee Incentive Stock Option Plan provide for the grant of options to purchase shares of the Company's common stock to employees. The 1992 Stock Option Plan provides for the grant of options to directors.

               The 1986 Stock Option Plan allows for the grant of incentive stock options (ISO), non-qualified stock options (NQSO) and stock appreciation rights (SAR). The maximum number of shares of the Company's common stock that may be granted, as amended in April 1993, is 140,000 shares. The terms of the plan provide that options are exercisable for a period of up to ten years from the date of grant or a period of five years with respect to incentive stock options if the holder owns more than 10% of the Company's outstanding common stock. The exercise price and grantees of options are established by the Stock Option Committee. The exercise price of ISO's must be at least 100% of the fair market value of the common stock at the time of grant. For the holders of more than 10% of the Company's outstanding common stock, the exercise price must be at least 110% of the fair market value. The exercise price of NQSO's must be less than 80% of the fair market value of the common stock at the time of grant. An option is exercisable not earlier than six months from the date of grant. During the year ended December 31, 1999, no options were granted, expired, exercised or outstanding at any time under the 1986 Plan.

         (d) Stock Options Plans:

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

               Under the 1998 Plan, the maximum aggregate number of shares which may be issued under options is 300,000 shares of common stock. The aggregate fair market value (determined at the time the option is granted) of the shares for which incentive stock options are exercisable for the first time under the terms of the 1998 Plan by any eligible employee during any calendar year cannot exceed $100,000. The option exercise price of each option is 100% of the fair market value of the underlying stock on the date of the options are granted, except that no option will be granted to any employee who, at the time the option is granted, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Corporation or any subsidiary unless (a) at the time the options are granted, the option exercise price is at least 110% of the fair market value of the shares of common stock subject to the options and (b) the option by its terms is not exercisable after the expiration of five years from the date such option is granted.

               The 1998 Plan is administered by a committee of disinterested directors of the Board of Directors of the Corporation ("Option Committee"). In 1999, options to acquire 100,000 common shares at $1.00 per share were granted to an officer under the 1998 Plan.

               In 1999, an option to acquire 25,000 common shares at $0.6875 per share was issued to a consultant.

Information with respect to options under the 1986, 1992 and 1998 Stock Option Plans is summarized as follows:

                                            For the Three Months Ended March 31,
                                          2000                                1999
                            --------------------------------    --------------------------------
                                Shares           Prices             Shares            Prices
                            --------------    --------------    --------------    --------------
Outstanding at beginning
  and end of period                128,000    $0.31 to $1.00             3,000    $ .31 to $ .41
                            ==============    ==============    ==============    ==============

         Outstanding options expire 90 days after termination of holder's status as employee or director. At March 31, 2000, and 1999, options to acquire 3,000 common shares were exercisable at prices ranging from $0.31 to $0.41 per share. The Company has 332,000 shares available for grant under all plans.

         All options were granted at an exercise price equal to the fair value of the common stock at the grant date. Therefore, in accordance with the provisions of APB Opinion No. 25 related to fixed stock options, no compensation expense is recognized with respect to options granted or exercised. Under the alternative fair-value based method defined in SFAS No. 123, the fair value of all fixed stock options on the grant date would be recognized as expense over the vesting period. Assuming the fair market value of the stock at the date of grant to be $.3125 per share in May 1996, $.40625 per share in May 1997, $.6875 in January 1999 and $1.00 per share in September 1999, the life of the options to be from three to ten years, the expected volatility at 200%, expected dividends are none, and the risk-free interest rate of 10%, the Company would have recorded compensation expense of $1,938 for the three months ended March 31, 2000 as calculated by the Black-Scholes option pricing model. As such, pro-forma net loss and loss per share would be as follows:

Net loss as reported          $  (199,141)
Additional compensation             1,938
                              -----------

                              $  (201,079)
                              ===========

Loss per share as reported    $     (0.01)
                              ===========

Adjusted loss per share       $     (0.01)
                              ===========

         As the number of options granted at December 31, 1998, and March 31, 1998, is immaterial, recognizing the expense would not have a material effect on the Company's financial statements for the three months ended March 31, 1999.

NOTE 9 - INCOME TAXES.

         The Company has received permission from the Internal Revenue Service to change its taxable year-end from March 31, to December 31, effective with the December 31, 1998, period.

         The differences between income taxes computed using the statutory federal income tax rate and that shown in the financial statements are summarized as follows:

                                            For the Three Months Ended March 31,
                                         2000             %          1999             %
                                    -----------------------     -----------------------
Loss before income taxes
  and preferred dividend            $(186,933)           --     $(394,669)           --
                                    =========     =========     =========     =========

Computed tax benefit at
  statutory rate                    $ (63,600)        (34.0)    $(134,200)        (34.0)

Foreign subsidiary (income) or
  loss not subject to U.S. taxes      (29,000)        (15.5)        6,200           1.6

Net operating loss
  valuation reserve                    92,600          49.5       128,000          32.4
                                    ---------     ---------     ---------     ---------

Total tax benefits                  $      --            --     $      --            --
                                    =========     =========     =========     =========

         There are no significant differences between the financial statement and tax basis of assets and liabilities and, accordingly, no deferred tax provision/benefit is required.

         The Tax Reform Act of 1986 enacted a complex set of rules limiting the utilization of net operating loss carryforwards to offset future taxable income following a corporate ownership change. The Company's ability to utilize its NOL carryforwards is limited following a change in ownership in excess of fifty percentage points during any three year period. Upon receipt of the proceeds from the last foreign purchasers of the Company's common stock in January 2000, common stock ownership changed in excess of 50% during the three year period then ended. The utilization of the Company's net operating loss carryforward at December 31, 1999 of $2,063,000 was not negatively impacted by this ownership change. The future tax benefit of the net operating loss carryforward aggregated $701,000 at December 31, 1999 has been fully reserved as it is not more likely than not that the Company will be able to use the operating loss in the future.

NOTE 10 - COMMITMENTS, CONTINGENICES AND OTHER.

         (a) Leases:

                  Commencing in August 1998, the Company entered into short-term operating leases for its general office space and certain office equipment. Prior to August 1998, the Company did not incur rent expense as it was inactive. Rent expense charged to operations for the three months ended March 31, 2000 and 1999 was $12,525 in each period. Future minimum annual rent commitments under operating leases as of December 31, 1999 are as follows:

     Years Ending
     December 31,
          2001          $50,000
          2002           27,000
                        -------

      Total minimum
      annual rentals    $77,000
                        =======

         (b) Investment Contract:

                  The Corporation has entered into an investment advisory agreement with AIG Global Investment Corporation ("AIG") under which AIG functions as investment advisor and manager of all the Corporation's investable assets. AIG provides management services to all affiliated insurance companies of American International Group and other third-party institutions on a world-wide basis.


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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes contained elsewhere in this Form 10-Q. Certain statements under this caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations," constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995.

PLAN OF OPERATION

In May 1998, the Company sold to certain individuals through a stock purchase agreement an aggregate of 765,000 shares of a newly created Series B Convertible Redeemable Preferred Stock, par value for 0.01 per share of $76,500. In May 1999, the Company sold 688,335 common shares for $558,000 after offering costs. These funds were principally used to acquire property assets and software to develop its insurance and service contract businesses, and to fund its operating losses. In December 1999 and during the quarter ended March 31, 2000, the Company sold 5,187,500 and 1,676,250 common shares for $3,691,000 and $1,341,000, respectively, which will be used to expand its businesses.

On September 30, 1998, the Company acquired Stamford Insurance Company Ltd., which was then an inactive foreign corporation that is licensed in the Cayman Islands as a casualty and property insurer. In the first quarter of 2000, Stamford, as a reinsurer, generated premiums written of $358,000 of which $144,000 was earned by March 31, 2000. Also in the first quarter, the Company's sales of service contracts through its website amounted to $4,300 of which $100 was earned in 2000.

The Company's plan of operations for the next twelve months is principally to continue its endeavors to establish itself in the vehicle and consumer products service contract business through its Internet website, www.warrantysuperstore.com, and to continue to seek additional property casualty reinsurance opportunities for its wholly owned insurance company, Stamford Insurance Co. Ltd.

RESULTS OF OPERATIONS

The Company did not generate any operating revenues until the fourth quarter of fiscal 1999, when its reinsurance subsidiary commenced generating premium revenues and the Company began the sale of its service contracts.

Net loss for the quarter ended March 2000 decreased $210,000 (151.3%) to $199,000 from the comparable loss of $409,0000 incurred in the quarter ended March 1999 for the reasons discussed below.

In the quarter ended March 31, 2000, Stamford continued reinsuring contractual liability insurance policies from one United States carrier that is rated "A-" Excellent by A.M. Best. This insurance generated approximately $358,000 in premiums, of which $214,000 was unearned at March 31, 2000. Policy acquisition costs were $45,000 of which $27,000 was expensed in the current period. Income from operations in the current period were $110,000 of which $5,000 is management's estimate of incurred but not reported losses at March 31, 2000. Corniche sales of extended service contracts in the first quarter of 2000 generated $4,300 in revenues, of which $100 was recognized within the current period with the balance deferred over the life of the contract. Direct costs associated with the sale of the service contracts are being recognized pro rata over the length of the contract.


General and administrative costs for first quarter 2000 aggregated $327,000 as compared to $399,000 for the quarter ended March 1999. The decrease of $72,000 (18%) is attributable primarily to reduced website development costs.

Interest income increased $32,000 (800%) from $4,000 in the quarter ended March 31, 2000,to $36,000 in the same quarter of 1999. Interest expense increased from $-0- in the quarter ended March 1999 to $2,000 in the current quarter. The increase in interest income and interest expense is the result of the cash, cash equivalents, and investments used to fund the Company's increased operating costs in the current quarter and the incurrence of debt in a prior period.

The preferred stock dividend of $12,000 in the March 2000 quarter is $2,000 less than the $14,000 accrued during the quarter ended March 1999 principally because of the reduction of the average number of Series A Preferred Stock outstanding in the current year.

FINANCIAL CONDITION

The Company's cash condition decreased $114,000 to $1,525,000 at March 31, 2000 from $1,639,000 at December 31, 1999. The investments in marketable securities increased $1,019,000 to $3,752,000 from $2,733,000 during the same time period. The net increase is the result of proceeds from the sale of the Company's common stock.

Even through the acquisition of Stamford may enable the Company to generate limited reinsurance revenues, management's business plan requires additional funding through future sales of the Company's securities and/or other financing alternative. Management anticipates a continued deterioration in the Company's financial condition in the near term due to ongoing general and administrative costs, which will exceed the Company's revenues. This situation will continue until the Company raises the sufficient financing to fully capitalize its service contract sales and reinsurance business.

There can be no assurance that the Company will be successful in its efforts to raise any funds from any of the operations under evaluation or that it will avail itself of other alternative sources of funds.

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied solely on the proceeds from the sales of its securities in October 1997, May 1998, and May 1999, December 1999 and during the quarter ended March 2000 for the primary source of its funds. In the first quarter of 2000, the Company generated its revenues from its businesses, both earned and unearned, of $593,000. These funds were and will be utilized to fund the Company's operating expenses. Management anticipates it will require additional funds from future sales of its securities and/or other financing alternatives in order to fund its future operational costs and at the same time fully develop its service contract sales and insurance businesses.

At March 31, 2000, working capital was $4,992,000 an increase of $1,420,000 from working capital of $3,572,000 at December 31, 1999. The increase in working capital results primarily from the sale of the Company's securities of $1,206,000, net after offering costs.

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

The Certificate of Designation for the Series A Preferred Stock states that at any time after December 1, 1999, any holder of Series A Preferred Stock may require the Company to redeem his or her shares of Series A Preferred Stock (if there are funds with which the Company may legally do so) at a price of $1.00 per share. Notwithstanding the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. The holders of Series A Preferred Stock may convert their Series A Preferred Stock into shares of common stock of the Company at a price of $5.20 per share. At March 31, 2000, 697,582 shares of Series A Preferred Stock were outstanding. If the preferred shareholders do not convert their shares into common stock, and if the Company were required to redeem any significant number of shares of Series A Preferred Stock, the Company's financial condition would be materially affected.

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

                          CORNICHE GROUP INCORPORATED


                                     PART II

                                OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) Corniche sold the following unregistered equity securities during the period covered by this report in a private placement under Section 4(2) of the Securities Act of 1933:


            Number of Shares                         Expenses of
Date        of Common Stock       Gross Proceeds         Sale        Net Proceeds
-------     ----------------      --------------     ------------    ------------
1/1 -
3/31/          1,676,250             $1,341,000        $134,100       $1,206,900
2000
-------     ----------------      --------------     ------------    ------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibit is filed as part of this report:

                  27       Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CORNICHE GROUP INCORPORATED
                                           (Registrant)





                                   By /s/ Robert H. Hutchins
                                      --------------------------
                                      Robert H. Hutchins, President
                                      and Principal Financial Officer







Date: May 22, 2000

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27           Financial Data Schedule