Form 10-Q
period 2000-06-30
CORNICHE GROUP INC /DE
filed 2000-08-15
CIK 320017

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from ____________ to ____________


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

             14,213,471 SHARES, $.001 PAR VALUE, AS OF JULY 1, 2000

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                                  JUNE 30, 2000
                                   (Unaudited)


                                    I N D E X


                                                                                     Page No.
                                                                                     --------

Part I  - Financial Information:

          Item 1.      Consolidated Financial Statements (Unaudited):

                       Balance Sheets
                       At June 30, 2000 and December 31, 1999 .......................    3-4


                       Statements of Operations
                       For the Six and Three Months
                       Ended June 30, 2000 and 1999 .................................     5


                       Statements of Convertible Redeemable Preferred
                       Stock, Common Stock, Other Stockholders' Equity
                       and Accumulated Deficit
                       For the Six Months Ended June 30, 2000 .......................     6


                       Statements of Cash Flows
                       For the Six Months Ended June 30, 2000 and 1999 ..............    7-8


                       Notes to Consolidated Financial Statements ...................   9-23


          Item 2.      Management's Discussion and Analysis of
                       Financial Condition and Results of Operations ................   24-27



Part II - Other Information:

                       Items 2, 4, and 6 ............................................   28-29

                       Signatures ...................................................    30

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                    A S S E T S


                                                 June 30,     December 31,
                                                   2000           1999
                                                ----------    ------------
Current assets:
  Cash and equivalents                          $1,082,014     $1,639,473
  Marketable securities                          3,765,618      2,733,319
  Prepaid expenses and other current assets        276,340         71,622
                                                ----------     ----------
        Total current assets                     5,123,972      4,444,414

Property and equipment, net                        579,055        655,002
Deferred acquisition costs                          32,161         41,946
License, net of accumulated amortization            16,167         16,777
Other assets                                        12,525         12,525
                                                ----------     ----------

                                                $5,763,880     $5,170,664
                                                ==========     ==========


                 See accompanying notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                                   (Unaudited)


                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            June 30,       December 31,
                                                              2000             1999
                                                          -----------      -----------
Current liabilities:
  Dividends payable - preferred stock                     $   271,742      $   288,334
  Accounts payable, accrued expenses
    and other current liabilities                             203,903          561,870
  Current portion of long-term debt                            23,689           22,662
                                                          -----------      -----------
        Total current liabilities                             499,334          872,866
                                                          -----------      -----------

Unearned revenues                                             587,766          298,801
                                                          -----------      -----------

Long-term debt                                                 64,116           76,591
                                                          -----------      -----------

Series A Convertible Preferred Stock:
  Series A $0.07 cumulative convertible preferred
  stock - stated value - $1.00 per share,
  authorized - 1,000,000 shares, outstanding -
  694,974 shares at June 30, 2000 and
  810,054 shares at December 31, 1999                         694,974          810,054
                                                          -----------      -----------

Convertible Redeemable Preferred Stock,
    Common Stock, Other Stockholders'
    Equity and Accumulated Deficit:
  Preferred stock - authorized - 5,000,000 shares
    Series B convertible redeemable preferred
    stock, $0.1 par value, authorized, issued
    and outstanding - 825,000 shares                            8,250            8,250
  Common stock, $.001 par value, authorized -
    75,000,000 shares, issued and outstanding -
    14,222,971 shares at June 30, 2000 and
    12,513,127 shares at December 31, 1999                     14,223           12,513
  Additional paid-in capital                                8,806,734        7,421,944
  Accumulated deficit                                      (4,911,517)      (4,330,355)
                                                          -----------      -----------

        Total convertible redeemable preferred stock,
          common stock, other stockholders' equity          3,917,690        3,112,352
                                                          -----------      -----------

                                                          $ 5,763,880      $ 5,170,664
                                                          ===========      ===========


                 See accompanying notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             For the Six                      For the Three
                                             Months Ended                     Months Ended
                                               June 30,                          June 30,
                                   ------------------------------      ------------------------------
                                       2000              1999              2000              1999
                                   ------------      ------------      ------------      ------------
Earned revenues                    $    275,549      $         --      $    129,949      $         --

Direct costs                            106,580                --            63,080                --
                                   ------------      ------------      ------------      ------------

Gross profit                            168,969                --            66,869                --

General and administrative
  expenses                              824,041           999,763           496,765           600,641
                                   ------------      ------------      ------------      ------------

Operating loss                         (655,072)         (999,763)         (429,896)         (600,641)
                                   ------------      ------------      ------------      ------------

Other income (expense):
  Unrealized gain on
    marketable securities                11,660                --             7,478                --
  Interest income                        91,259             5,965            54,958             1,512
  Interest expense                       (4,639)               --            (2,399)               --
                                   ------------      ------------      ------------      ------------
Total other income (expense)             98,280             5,965            60,037             1,512
                                   ------------      ------------      ------------      ------------

Loss before preferred dividend         (556,792)         (993,798)         (369,859)         (599,129)

Preferred dividend                       24,370            28,714            12,162            14,268
                                   ------------      ------------      ------------      ------------

Net loss                           $   (581,162)     $ (1,022,512)     $   (382,021)     $   (613,397)
                                   ============      ============      ============      ============


Net loss per share of
  common stock                     $      (0.04)     $      (0.16)     $      (0.03)     $      (0.10)
                                   ============      ============      ============      ============


Weighted average number of
  common shares outstanding          13,820,536         6,377,357        14,211,840         6,380,997
                                   ============      ============      ============      ============


                 See accompanying notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK, COMMON STOCK,
               OTHER STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)


                                         Series B
                                        Convertible
                                      Preferred Stock               Common Stock         Additional
                               ---------------------------  ---------------------------    Paid-In    Accumulated
                                  Shares         Amount        Shares         Amount       Capital      Deficit        Total
                               -----------     -----------  -----------     -----------  -----------  -----------   -----------
Balance - January 1, 2000          825,000     $     8,250   12,513,127     $    12,513  $ 7,421,944  $(4,330,355)  $ 3,112,352

Issuance of common stock for
  cash, net of offering costs           --              --    1,676,250           1,676    1,205,094           --     1,206,770

Issuance of common stock for
  services rendered                     --              --        2,000               2        5,873           --         5,875

Conversion of Series A
  Convertible Preferred
  Stock into Common Stock               --              --       22,094              22      156,020           --       156,042

Series A Convertible
  Stock dividends                       --              --           --              --           --      (24,370)      (24,370)

Net loss before preferred
  stock dividend                        --              --           --              --           --     (556,792)     (556,792)

Shares to be issued for
  services rendered                     --              --        9,500              10       17,803           --        17,813
                               -----------     -----------  -----------     -----------  -----------  -----------   -----------

Balance - June 30, 2000            825,000     $     8,250   14,222,971     $    14,223  $ 8,806,734  $(4,911,517)  $ 3,917,690
                               ===========     ===========  ===========     ===========  ===========  ===========   ===========


                 See accompanying notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                  For the Six
                                                                  Months Ended
                                                                    June 30,
                                                         ----------------------------
                                                             2000             1999
                                                         -----------      -----------
Cash flows from operating activities:
  Net loss                                               $  (581,162)     $(1,022,512)
                                                         -----------      -----------
  Adjustments to reconcile net loss to net
      cash used in operating activities:
    Unrealized gain on marketable securities                 (11,660)              --
    Issuance of common stock for
      services rendered                                       23,688               --
    Series A preferred stock dividends                        24,370           28,714
    Depreciation and amortization                             76,557           10,866
    Unearned revenues                                        288,965               --
    Deferred acquisition costs                                 9,785               --
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
      Prepaid expenses and other current assets             (204,718)         (22,464)
      Accounts payable, accrued expenses
        and other current liabilities                       (357,967)         107,325
                                                         -----------      -----------
  Total adjustments                                         (150,980)         124,441
                                                         -----------      -----------

Net cash used in operating activities                       (732,142)        (898,071)
                                                         -----------      -----------

Cash flows from investing activities:
  (Increase) decrease in marketable securities            (1,020,639)         545,689
  Acquisition of property assets                                  --         (103,618)
                                                         -----------      -----------
Net cash provided by (used in) investment activities      (1,020,639)         442,071
                                                         -----------      -----------

Cash flows from financing activities:
  Net proceeds from issuance of capital stock - net        1,206,770          556,527
  Payments of capital lease obligations                       (2,944)          (2,328)
  Proceeds from notes payable                                     --           97,336
  Repayments of notes payable                                 (8,504)              --
                                                         -----------      -----------
Net cash provided by financing activities                  1,195,322          651,535
                                                         -----------      -----------

Net increase (decrease) in cash                             (557,459)         195,535

Cash and cash equivalents at beginning of period           1,639,473          206,313
                                                         -----------      -----------

Cash and cash equivalents at end of period               $ 1,082,014      $   401,848
                                                         ===========      ===========


                       See notes to financial statements.

                   CONRICHE GROUP INCORPORATED AND SUBSIDIARY

                                  (Unaudited)


                                                                             For the Six
                                                                            Months Ended
                                                                              June 30,
                                                                    ----------------------------
                                                                       2000              1999
                                                                    ----------        ----------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period:

    Income taxes                                                    $       --        $       --
                                                                    ==========        ==========

    Interest                                                        $    4,639        $      719
                                                                    ==========        ==========

Supplemental Schedules of Noncash Financing Activities:

  Series A Preferred Stock and dividends thereon
    converted to common stock and additional
    paid-in capital upon conversion                                 $  156,020        $   28,714
                                                                    ==========        ==========

  Issuance of common stock for
    services rendered                                               $   23,688        $       --
                                                                    ==========        ==========


                       See notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000
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

           (a) Basis of Presentation:

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and the results of operations and cash flows for the six and three months ended June 30, 2000 and 1999. The results of operations for the six and three months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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

           (e) Marketable Securities:

                  Marketable securities are classified as trading securities and are reported at market value at December 31, 1999. At June 30, 2000, the market value of securities exceeded their cost by $11,660. The market value of the investment approximated cost at December 31, 1999.


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


           (g) Intangibles:

                  The excess of the purchase price for the capital stock of Stamford over the net assets acquired has been attributed to the subsidiary's license to conduct business as an insurance carrier in the Cayman Islands. Amortization charged to operations in the six months ended June 30, 2000 and 1999 was $610, in each period, and for the three months ended March 31, 2000 and 1999 was $305, in each period.


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


           (i) Fair Value of Financial Statements:

                  The Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The statement requires that the Company recognizes and measures impairment losses of long-lived assets, certain identifiable intangibles, value long-lived assets to be disposed of and long-term liabilities. At June 30, 2000 and December 31, 1999, the carrying values of the Company's other assets and liabilities approximate their estimated fair values.

           (j) Advertising Costs:

                  The Company expenses advertising costs as incurred. Advertising costs amounted to $282,521 and $276,752 for the six and three months ended June 30, 2000 and none for the six and three months ended June 30, 1999.


           (k) Earnings Per Share:

                  The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented as it is anti-dilutive in all periods.


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

                  The provisions for losses and loss-adjustment expenses include an amount determined from loss reports on individual cases and an amount based on past experience for losses incurred but not reported. Such liabilities are necessarily based on estimates, and while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings currently.

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


NOTE  3 -  PROPERTY AND EQUIPMENT.

                  Property and equipment consists of the following:


                                                 June 30,         December 31,
                                                   2000               1999
                                                ----------        ------------
Computer equipment                              $  116,660        $  116,660
Furniture and fixtures                              23,266            23,266
Computer software                                  582,585           582,585
                                                ----------        ----------
                                                   722,511           722,511
Less:  Accumulated depreciation                    150,875            77,896
                                                ----------        ----------
                                                   571,636           644,615
                                                ----------        ----------

Lease property under capital lease:
  Office equipment                                  17,806            17,806
Less:  Accumulated depreciation                     10,387             7,419
                                                ----------        ----------
                                                     7,419            10,387
                                                ----------        ----------

                                                $  579,055        $  655,002
                                                ==========        ==========


                  Depreciation and amortization charged to operations was $76,577 and $10,866 for the six months ended June 30, 2000 and 1999, respectively, and $38,269 and $3,580 for the three months ended June 30, 2000 and 1999, respectively.

                  The estimated present value of the capital lease obligations at June 30, 2000 reflects imputed interest calculated at 12.7% and 19.32%. The obligations are payable in equal monthly installments through February 2002 as follows:


                   Years Ending
                     June 30,
                   ------------
                       2001                $  5,750
                       2002                   2,721
                                           --------
                                              8,471

Amount representing interest                  1,431
                                           --------

Present value of minimum
  lease payments                              7,040
Present value of minimum lease
  payments due within one year                5,519
                                           --------

Present value of minimum lease
  payments due after one year              $  1,521
                                           ========


                            The aggregate maturities of the present value of the
                 minimum lease obligation is as follows:


                   Years Ending
                     June 30,
                   ------------
                       2001                $  5,519
                       2002                   1,521
                                           --------

                                           $  7,040
                                           ========



NOTE  4 -  ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

                            Accounts payable, accrued expenses and other current
                 liabilities consist of the following at:


                                       June 30,         December 31,
                                         2000               1999
                                      ----------        ------------
Accrued offering costs                $       --        $  419,120
Accrued professional fees                 43,006            41,534
Advertising                               30,000            69,427
Insurance                                  7,118                --
Other                                    118,779            26,789
Accrued claims losses                      5,000             5,000
                                      ----------        ----------

                                      $  203,903        $  561,870
                                      ==========        ==========

NOTE  5 -  NOTES PAYABLE.

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



NOTE  6 -  LONG-TERM DEBT.

                  Long-term debt consists of the following at June 30, 2000 and December 31, 1999:


                                                          June 30,      December 31,
                                                            2000            1999
                                                          --------      ------------
Capital lease obligations                                 $  7,040        $  9,983

Note payable - bank - in equal monthly
  installments of $2,043 including interest
  at 8-3/4%. The notes are collateralized
  by computer equipment having an
  undepreciated cost of $78,927                             80,765          89,270
                                                          --------        --------

                                                            87,805          99,253
Portion payable within one year                             23,689          22,662
                                                          --------        --------

                                                          $ 64,116        $ 76,591
                                                          ========        ========


                            The aggregate maturities of the obligations are as
follows:


            Years Ending
              June 30,
            ------------
                2001        $ 23,689
                2002          21,347
                2003          21,631
                2004          21,138
                            --------
                            $ 87,805
                            ========

NOTE 7 - SERIES A CONVERTIBLE PREFERRED STOCK.

             In connection with the settlement of a securities class action litigation in 1994, the Company issued 1,000,000 shares of Series A $0.07 Convertible Preferred Stock (the "Series A Preferred Stock") with an aggregate value of $1,000,000. The following summarizes the terms of the Series A Preferred Stock as more fully set forth in the Certificates of Designation. The Series A Preferred Stock has a liquidation value of $1 per share, is non-voting and convertible into common stock of the Company at a price of $5.20 per share. Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends of $0.07 per share, per year, payable semi-annually. Until November 30, 1999 the Series A Preferred Stock was callable by the Company at a price of $1.04 per share, plus accrued and unpaid dividends, and thereafter at a price of $1.05 per share, plus accrued and unpaid dividends. In addition, if the closing price of the Company's common stock exceeds $13.80 per share for a period of 20 consecutive trade days, the Series A Preferred Stock is callable by the Company at a price equal to $0.01 per share, plus accrued and unpaid dividends. The Certificate of Designation for the Series A Preferred Stock also states that at any time after December 1, 1999 the holders of the Series A Preferred Stocks may require the Company to redeem their shares of Series A Preferred Stock (if there are funds with which the Company may do so) at a price of $1.00 per share. Notwithstanding any of the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. During the year ended December 31, 1999, 18,711 shares of Series A Preferred Stock were converted into 3,586 shares of common stock. During the six months ended June 30, 2000, holders of 115,080 shares of the Series A Preferred Stock converted such shares into 22,094 shares of the Company's common stock. At June 30, 2000 and December 31, 1999, 694,974 and 810,054 shares of Series A Preferred Stock were outstanding, respectively. At June 30, 2000 and 1999, and accrued dividends on these outstanding shares were $271,742 and $288,334, respectively.

NOTE 8 - STOCKHOLDERS' EQUITY.

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

             Pursuant to the Agreement and Subsequent transactions, the Initial Purchasers acquired 765,000 shares of Series B Stock for $76,500 in cash. The Company incurred certain legal expenses of the Initial Purchasers equaling approximately $50,000 in connection with the transaction. In addition, the Company issued 50,000 shares of Series B Stock to a consultant as compensation valued at $5,000 for his assistance to the Company in the identification and review of business opportunities and this transaction and for his assistance in bring the transaction to fruition. Additionally, the Company issued 10,000 shares of Series B Stock to James Fyfe as compensation valued at $1,000 for his work in bringing this transaction to fruition. These issuances diluted the voting rights of the then existing stockholders by approximately 57%. The total authorized shares of Series B Convertible Redeemable Preferred Stock is 825,000.

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

             The Company's right to repurchase or redeem shares of Series B Stock was eliminated in fiscal 1999 pursuant to the terms of the Agreement and the Certificate of Designation.

         (b) Common Stock:

             On May 15, 1997, the Company commenced a private securities offering pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, of up to 400 units, each unit consisting of 10,000 shares of common stock being offered at a price of $5,000 per unit. The Company used a placement agent for such offering who received a sales commission equal to 10% of the offering price of each unit sold. In connection with the offering, 369 units were sold for gross receipts of $1,845,000 from which the agent was paid a commission of $184,500 for net of $1,660,500 to the Company.

             In March 1998, the Company sold 250,000 shares of common stock at $.50 per share realizing $125,000.

             The stockholders at the 1998 annual meeting approved the reduction of the par value of the common stock from $0.10 per share to $0.001 per share.

             The stockholders at the 2000 annual meeting approved amending the authorized common stock to 75 million shares from 30 million shares.

             Commencing in May 1999 through July 1999, the Company sold 688,335 shares of its common stock to accredited investors for $538,492 net of offering costs. In December 1999, accredited investors purchased 5,187,500 shares of the Company's common stock for $3,715,744, net of offering costs. During the six months ended June 30, 2000, the Company sold 1,676,250 shares of common stock at $.80 per share realizing $1,206,770, net of offering costs.

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

             During the quarter ended June 30, 2000, the Company issued 2000 shares of its common stock to a consultant for promotional activities amounting to $5,875.

         (c) Warrants:

             The Company has issued common stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company.

             A total of 101,308 shares of common stock are reserved for issuance upon exercise of warrants as of December 31, 1998 and March 31, 1998. Of these outstanding warrants, warrants for 9,375 common shares at $46.40 per share expired in April 1999. The remaining warrants to acquire 91,933 common shares at exercise prices ranging from $3.20 to $8.10 per share were granted in March 1995 to certain directors, officers and employees who converted previously outstanding stock options under a now-expired stock option plan into warrants on substantially the same terms as the previously held stock options, except the warrants were immediately vested. During fiscal 1999, warrants to acquire 22,308 common shares at prices ranging from $3.90 to $46.40 per share expired. No warrants were exercised during any of the periods presented. A total of 79,000 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of December 31, 1999 at prices ranging from $3.20 to $27.50 and expiring through October 2004.

         (d) Stock Options Plans:

             The Company has two stock option plans. The 1998 Employee Incentive Stock Option Plan provides for the grant of options to purchase shares of the Company's common stock to employees. The 1992 Stock Option Plan provides for the grant of options to directors.

         Under the 1998 Plan, the maximum aggregate number of shares which may be issued under options is 300,000 shares of common stock. The aggregate fair market value (determined at the time the option is granted) of the shares for which incentive stock options are exercisable for the first time under the terms of the 1998 Plan by any eligible employee during any calendar year cannot exceed $100,000. The option exercise price of each option is 100% of the fair market value of the underlying stock on the date the options are granted, except that no option will be granted to any employee who, at the time the option is granted, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Corporation or any subsidiary unless (a) at the time the options are granted, the option exercise price is at least 110% of the fair market value of the shares of common stock subject to the options and (b) the option by its terms is not exercisable after the fifth anniversary of the date on which the option is granted.

         The 1998 Plan is administered by the Compensation Committee of the Board of Directors. In 1999, options to acquire 100,000 common shares at $1.00 per share and options to acquire 75,000 common shares at $1.097 were granted to an officer. Additionally, an option to acquire 25,000 common shares at $0.6875 per share was issued to a consultant. In June 2000, options to acquire 100,000 common shares at $1.88 per share and options to acquire 100,000 common shares at $1.94 per share were granted to two officers.

             Information with respect to options under the 1992 and 1998 Stock Option Plans is summarized as follows:

                                                    For the Six Months Ended June 30,
                                               2000                                    1999
                                  -------------------------------           ----------------------------
                                  Shares               Prices               Shares            Prices
                                  ------           --------------           ------        --------------
Outstanding at beginning
  of period                       128,000          $0.31 to $1.00           3,000         $0.31 to $0.40
                                                   ==============                         ==============
Options issued                     75,000              $1.10                  -
                                  -------              =====                -----
Outstanding at end
  of period                       203,000          $0.31 to $1.10           3,000         $0.31 to $0.40
                                  =======          ==============           =====         ==============

             Outstanding options expire 90 days after termination of holder's status as employee or director.

             All options were granted at an exercise price equal to the fair value of the common stock at the grant date. Therefore, in accordance with the provisions of APB Opinion No. 25 related to fixed stock options, no compensation expense is recognized with respect to options granted or exercised. Under the alternative fair-value based method defined in SFAS No. 123, the fair value of all fixed stock options on the grant date would be recognized as expense over the vesting period. Assuming the fair market value of the stock at the date of grant to be $.3125 per share in May 1996, $.40625 per share in May 1997, $.6875 in
         January 1999 and $1.00 per share in September 1999, the life of the options to be from three to ten years, the expected volatility at 200%, expected dividends are none, and the risk-free interest rate of 10%, the Company would have recorded compensation expense of $10,523 for the six months ended June 30, 2000 and $1,938 for the three months ended June 30, 2000 as calculated by the Black-Scholes option pricing model. As such, pro-forma net loss and loss per share would be as follows:

                                  For the Six          For the Three
                                 Months Ended          Months Ended
                                 June 30, 2000         June 30, 2000
                                 -------------         -------------
Net loss as reported             $   (581,162)         $   (382,021)
Additional compensation                10,523                 1,938
                                 ------------          ------------
                                 $   (591,685)         $   (383,959)
                                 ============          ============
Loss per share as reported       $      (0.04)         $      (0.03)
                                 ============          ============
Adjusted loss per share          $      (0.04)         $      (0.03)
                                 ============          ============

             As the number of options granted at December 31, 1998 and March 31, 1998 is immaterial, recognizing the expense would not have a material effect on the Company's financial statements for the three months and six months ended June 30, 1999.

NOTE 9 - INCOME TAXES.

             The Company has received permission from the Internal Revenue Service to change its taxable year-end from March 31, to December 31, effective with the December 31, 1998 period.

             The differences between income taxes computed using the statutory federal income tax rate and that shown in the financial statements are summarized as follows:

                                             For the Six Months Ended June 30,
                                ----------------------------------------------------------
                                   2000             %              1999              %
                                ----------      ----------      ----------      ----------
Loss before income taxes
  and preferred dividend        $  556,792              --      $ (993,798)             --
                                ==========      ==========      ==========      ==========
Computed tax benefit at
  statutory rate                $ (189,300)          (34.0)     $ (337,900)          (34.0)

Foreign subsidiary income
  not subject to U.S. taxes        (49,700)           (9.2)         (7,560)            (.8)

Net operating loss
  valuation reserve                239,000            43.2         345,460            34.8
                                ----------      ----------      ----------      ----------
Total tax benefits              $       --              --      $       --              --
                                ==========      ==========      ==========      ==========

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

NOTE 10 - COMMITMENTS, CONTINGENICES AND OTHER.

          (a) Leases:

              Commencing in August 1998, the Company entered into short-term operating leases for its general office space and certain office equipment. Prior to August 1998, the Company did not incur rent expense as it was inactive. Rent expense charged to operations for the six and three months ended June 30, 2000 and 1999 was $25,050 and $12,525, respectively in each period. Future minimum annual rent commitments under operating leases as of June 30, 2000 are as follows:

                    Years Ending
                      June 30,
                    ------------
                        2001                     $50,000
                        2002                       4,167
                                                 -------
                                                 $54,167
                                                 =======

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

PLAN OF OPERATION

In May 1998, the Company sold to certain individuals through a stock purchase agreement an aggregate of 765,000 shares of a newly created Series B Convertible Redeemable Preferred Stock, par value for 0.01 per share of $76,500. In May 1999, the Company sold 688,335 common shares for $558,000 after offering costs. These funds were principally used to acquire property assets and software to develop its service contract businesses, and to fund its operating losses. In December 1999 and during the six months ended June 30, 2000, the Company sold 5,187,500 and 1,676,250 common shares for $3,691,000 and $1,206,000, respectively, which will be used to expand its businesses.

On September 30, 1998, the Company acquired Stamford Insurance Company Ltd., which was then an inactive foreign corporation that is licensed in the Cayman Islands as a casualty and property insurer. In the first quarter of 2000, Stamford commenced underwriting as a reinsurer generating premiums written of $536,000 of which $240,000 was earned by June 30, 2000. Also in the six months ended June 30, 2000, the Company's sales of its automotive vehicle and consumer products service contracts through its website amounted to $28,600 of which $10,000 was earned in 2000.

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

In the six months ended June 30, 2000 continued reinsuring contractual liability insurance policies from one United States carrier that is rated "A-" Excellent by A.M. Best. This insurance generated approximately $536,000 in premiums, of which $296,000 was unearned at June 30, 2000. Policy acquisition costs were $67,000 of which $49,000 was expensed in the six months ended June 30, 2000. Income from operations in the six months ended June 30, 2000 was $169,000 of which $5,000 is management's estimate of incurred but not reported losses at June 30, 2000. Corniche sales of extended service contracts for new and used service contracts for new and used automotive vehicles in the six months 2000 generated $28,600 in revenues of which $10,000 was recognized within the current period with the balance deferred over the life of the contract. Direct costs associated with the sale of the service contracts are being recognized pro rata over the length of the contract.

General and administrative costs decreased by 17.6% to $824,000 for the six months ended June 30, 2000 compared to $1,000,000 for the six months ended June 30, 1999. For the three months ended June 30, 2000, general and administrative costs decreased by 17.3% to $497,000 compared to $601,000 for the comparable period in 1999. The decreases are primarily attributable to reduced website development costs.

Interest income increased 1416.7% to $91,000 for the six months ended June 30, 2000 compared to $6,000 for the six months ended June 30, 1999. For the three months ended June 30, 2000 interest income increased 3600% to $55,000 compared to $1,500 for the comparable period in 1999. Interest expense increased $4,600 for the six months and $2,400 for the three months ended June 30, 2000 from $-0- for the both periods in 1999. The increase in interest income and interest expense is the result of the cash, cash equivalents, and investments used to fund the Company's increased operating costs in the current period and the incidence of debt in a prior period.

The preferred stock dividend of $24,000 in June 2000 is $5,000 less than the $29,000 accrued during the same period in 1999 principally because of the reduction of the average number of Series A preferred stock outstanding in the current year.

Net loss for the six months ended June 30, 2000 decreased 43.2% to $581,000 from the comparable loss of $1,023,000 incurred in 1999. For the three months ended June 30, 200, the net loss decreased 37.7% to $382,000 from the comparable loss of $613,000 in 1999. These decreases are a result of the reasons cited above.

FINANCIAL CONDITION

The Company's cash condition decreased $557,000 to $1,082,000 at June 30, 2000 from $1,639,000 at December 31, 1999. The investments in marketable securities increased $1,033,000 to $3,766,000 from $2,733,000 during the same time period. The net increase is the result of proceeds from the sale of the Company's common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied solely on the proceeds from the sales of its securities in October 1997, May 1998, and May 1999, December 1999 and during the six months ended June 30, 2000 for the primary source of its funds. In the six months ended June 30, 2000, the Company generated its revenues from its businesses, both earned and unearned, of $757,000. These funds were and will be utilized to fund the Company's operating expenses. Management anticipates it will require additional funds from future sales of its securities and/or other financing alternatives in order to fund its future operational costs and at the same time fully develop its insurance and service contract sales businesses.

At June 30, 2000 working capital was $4,625,000 an increase of $1,053,000 from working capital of $3,572,000 at December 31, 1999. The increase in working capital results primarily from the increase in capital through the sale of the Company's securities of $1,206,000.

The Company has committed to acquire computer hardware and software and to develop a website for approximately $1,500,000 of which $1,000,000 has been expended through June 30, 2000. Although the Company is not contractually obligated to fulfill the remaining $500,000 of the project, it intends to do so over the next 1 to 2 years as and if funding permits. The project will enable the Company to fully utilize the Internet in the sales, advertising, marketing, collections and other functions of its extended service contract sales for automotive vehicles and other products such as brown and white consumer products. There can be no assurance that the Company will have the funds available to fund its hardware and/or software requirements required to successfully develop this project nor can there be assurance that if it is developed such project will aid in the intended results of additional revenues.

The Certificate of Designation for the Series A Preferred Stock states that at any time after December 1, 1999 any holder of Series A Preferred Stock may require the Company to redeem his shares of Series A Preferred Stock (if there are funds with which the Company may legally do so) at a price of $1.00 per share. Notwithstanding the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. The holders of Series A Preferred Stock may convert their Series A Preferred Stock into shares of common stock of the Company at a price of $5.20 per share. At June 30, 2000, 694,971 shares of Series A Preferred Stock were outstanding. If the preferred shareholders do not convert their shares into common stock, and if the Company were required to redeem any significant number of shares of Series A Preferred Stock, the Company's financial condition would be materially affected.

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


                                    PART II

                               OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (c) Corniche sold the following unregistered equity securities during the period covered by this report in a private placement under Section 4(2) of the Securities Act of 1933:

               Number of Shares                            Expenses
Date           of Common Stock        Gross Proceeds       of Sale        Net Proceeds
----           ----------------       --------------       --------       ------------
6/30/2000      2,000                  $5,875               $0             $5,875

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The Company's annual stockholders meeting was held on June
            27, 2000.

        (b) The following individuals were elected or re-elected at the annual meeting: James J. Fyfe, Robert F. Benoit, Robert H. Hutchins,
            Paul L. Harrison, and Joseph P. Raftery.

        (c) The following other matters were voted upon at the meeting:

            (1) The following nominees for Director received the number of votes set forth opposite their names, constituting in each case a plurality of the votes cast at the Meeting for the election of Directors:

                                          Number of                           Number of
                       Name             Common Shares                 Series B Preferred Shares
                       ----             -------------                 -------------------------
                James J. Fyfe             5,626,034                           7,950,000
                Robert F. Benoit          5,626,049                           7,950,000
                Robert H. Hutchins        5,626,046                           7,950,000
                Paul L. Harrison          5,626,046                           7,950,000
                Joseph P. Raftery         5,626,046                           7,950,000
                Others:                       0                                   0

            (2) The proposal to approve an amendment to the Certificate of
                Incorporation to increase the number of shares that the Company is authorized to issued received the following votes:

                                    For          Against         Abstain
                                 ----------     ----------     ----------
Number of Common Shares           5,586,535         76,204         18,514

Number of                         7,950,000              0              0

Series B Preferred Shares
     Total Votes                 13,536,535         76,204         76,204

            (3) The proposal to approve an amendment to the 1998 Employees
                Incentive Stock Option Plan to increase the number of shares available for issuance under that plan received the following votes:

                                    For          Against         Abstain
                                 ----------     ----------     ----------
Number of Common Shares             787,801         86,383      4,774,103
Number of                         7,950,000              0              0
Series B Preferred Shares
     Total Votes                  8,737,801         86,383      4,774,103

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (c) The following exhibit is filed as part of this report:

            27     Financial Data Schedule

        (d) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CORNICHE GROUP INCORPORATED
                                             (Registrant)

                                     By /s/ Robert Hutchins
                                        ------------------------------
                                        Robert Hutchins, President and
                                         Principal Financial Officer


Date: August 14, 2000

                               INDEX TO EXHIBITS


EXHIBIT
  NO.          DESCRIPTION
-------        -----------
  27           Financial Data Schedule