Form 10-Q
period 2000-09-30
CORNICHE GROUP INC /DE
filed 2000-11-13
CIK 320017

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from           to
                                             ---------    ---------

                         Commission file number 0-10909

                           CORNICHE GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  22-2343568
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

 610 SOUTH INDUSTRIAL BLVD., SUITE 220
           EULESS, TEXAS                                    76040
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

            14,226,620 SHARES, $.001 PAR VALUE, AS OF OCTOBER 1, 2000

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                               September 30, 2000
                                   (Unaudited)


                                      INDEX

                                                                                                                 Page No.
                                                                                                                 --------

Part I  - Financial Information:

               Item 1.      Consolidated Financial Statements (Unaudited):

                            Balance Sheets
                            At September 30, 2000 and December 31, 1999 ....................................        3-4


                            Statements of Operations
                            For the Nine and Three Months
                            Ended September 30, 2000 and 1999 ..............................................         5


                            Statements of Convertible Redeemable Preferred
                            Stock, Common Stock, Other Stockholders' Equity
                            and Accumulated Deficit
                            For the Nine Months Ended September 30, 2000 ...................................         6


                            Statements of Cash Flows
                            For the Nine Months Ended September 30, 2000 and 1999 ..........................        7-8


                            Notes to Consolidated Financial Statements .....................................       9-23


               Item 2.      Management's Discussion and Analysis of
                            Financial Condition and Results of Operations ..................................       24-27



Part II - Other Information:

                            Item 6     .....................................................................        28

                            Signatures .....................................................................        29

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                      ASSETS

                                                September 30,  December 31,
                                                    2000           1999
                                                ------------   ------------

Current assets:
  Cash and equivalents                          $  1,144,755   $  1,639,473
  Marketable securities                            2,980,292      2,733,319
  Prepaid expenses and other current assets          240,721         71,622
                                                ------------   ------------
        Total current assets                       4,365,768      4,444,414

Property and equipment, net                          547,533        655,002
Deferred acquisition costs                            43,048         41,946
License, net of accumulated amortization              15,862         16,777
Other assets                                           4,175         12,525
                                                ------------   ------------
                                                $  4,976,386   $  5,170,664
                                                ============   ============


                 See accompanying notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                                   (Unaudited)

                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                September 30,       December 31,
                                                                    2000                1999
                                                               ---------------    ---------------

Current liabilities:
  Dividends payable - preferred stock                          $       278,751    $       288,334
  Accounts payable, accrued expenses
    and other current liabilities                                      201,520            561,870

  Current portion of long-term debt                                     23,227             22,662
                                                               ---------------    ---------------
        Total current liabilities                                      503,498            872,866
                                                               ---------------    ---------------

Unearned revenues                                                      740,283            298,801
                                                               ---------------    ---------------

Long-term debt                                                          58,609             76,591
                                                               ---------------    ---------------

Series A Convertible Preferred Stock:
  Series A $0.07 cumulative convertible preferred
  stock - stated value - $1.00 per share,
  authorized - 1,000,000 shares, outstanding -
  681,174 shares at September 30, 2000 and
  810,054 shares at December 31, 1999                                  681,174            810,054
                                                               ---------------    ---------------

Convertible Redeemable Preferred Stock,
    Common Stock, Other Stockholders'
    Equity and Accumulated Deficit:
  Preferred stock - authorized - 5,000,000 shares
    Series B convertible redeemable preferred
    stock, $0.1 par value, authorized, issued
    and outstanding - 825,000 shares                                     8,250              8,250
  Common stock, $.001 par value, authorized -
    75,000,000 shares, issued and outstanding -
    14,226,620 shares at September 30, 2000 and
    12,513,127 shares at December 31, 1999                              14,229             12,513
  Additional paid-in capital                                         8,829,438          7,421,944
  Accumulated deficit                                               (5,859,095)        (4,330,355)
                                                               ---------------    ---------------

        Total convertible redeemable preferred stock,
          common stock, other stockholders' equity                   2,992,822          3,112,352
                                                               ---------------    ---------------

                                                               $     4,976,386    $     5,170,664
                                                               ===============    ===============



                   See accompany notes to financial statements

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            For the Nine                    For the Three
                                            Months Ended                    Months Ended
                                            September 30,                   September 30,
                                    ----------------------------    ----------------------------
                                        2000            1999            2000           1999
                                    ------------    ------------    ------------    ------------
Earned revenues                     $    331,756    $         60    $     56,207    $         60

Direct costs                             163,841               5          57,261               5
                                    ------------    ------------    ------------    ------------

Gross profit (loss)                      167,915              55          (1,054)             55

General and administrative
  expenses                             1,831,321       1,429,602       1,007,280         429,839
                                    ------------    ------------    ------------    ------------

Operating loss                        (1,663,406)     (1,429,547)     (1,008,334)       (429,784)
                                    ------------    ------------    ------------    ------------

Other income (expense):
  Unrealized gain on
   marketable securities                  14,408                           2,748              --
  Realized gain on
   marketable securities                  14,986              --          14,986
  Interest income                        148,433           7,752          57,174           1,787
  Interest expense                        (6,870)             --          (2,231)             --
                                    ------------    ------------    ------------    ------------
Total other income (expense)             170,957           7,752          72,677           1,787
                                    ------------    ------------    ------------    ------------
Loss before preferred dividend        (1,492,449)     (1,421,795)       (935,657)       (427,997)

Preferred dividend                        36,291          42,706          11,921          13,992
                                    ------------    ------------    ------------    ------------

Net loss                            $ (1,528,740)   $ (1,464,501)   $   (947,578)   $   (441,989)
                                    ============    ============    ============    ============

Net loss per share of
  common stock                      $      (0.11)   $      (0.22)   $      (0.07)   $      (0.06)
                                    ============    ============    ============    ============

Weighted average number of
  common shares outstanding           13,954,840       6,577,012      13,954,840       6,944,924
                                    ============    ============    ============    ============



                 See accompanying notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK, COMMON STOCK,
               OTHER STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

                  FOR THE NINE MONTHS ENDED September 30, 2000
                                   (Unaudited)

                                      Series B
                                     Convertible
                                   Preferred Stock             Common Stock        Additional
                               ------------------------  ------------------------    Paid-In    Accumulated
                                 Shares        Amount      Shares       Amount       Capital      Deficit        Total
                               -----------  -----------  -----------  -----------  -----------  -----------   -----------
Balance - January 1, 2000          825,000  $     8,250   12,513,127  $    12,513  $ 7,421,944  $(4,330,355)  $ 3,112,352

Issuance of common stock for
  cash, net of offering costs           --           --    1,676,250        1,676    1,205,094           --     1,206,770

Issuance of common stock for
  services rendered                     --           --       12,500           13       25,488           --        25,501

Conversion of Series A
  Convertible Preferred
  Stock into Common Stock               --           --       24,743           25      174,725           --       174,750

Series A Convertible
  Stock dividends                       --           --           --           --           --      (36,291)      (36,291)

Net loss before preferred
  stock dividend                        --           --           --           --           --   (1,492,449)   (1,492,449)

Shares to be issued for
  services rendered                     --           --        1,750            2        2,187           --         2,189
                               -----------  -----------  -----------  -----------  -----------  -----------   -----------

Balance - September 30, 2000       825,000  $     8,250   14,228,370  $    14,229  $ 8,829,438  $(5,859,095)  $ 2,992,822
                               ===========  ===========  ===========  ===========  ===========  ===========   ===========




                 See accompanying notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         For the Nine
                                                                          Months Ended
                                                                         September 30,
                                                              ---------------------------------
                                                                    2000             1999
                                                              ---------------   ---------------
Cash flows from operating activities:
  Net loss                                                    $    (1,528,740)  $    (1,464,501)
                                                              ---------------   ---------------
  Adjustments to reconcile net loss to net
      cash used in operating activities:
    Unrealized gain on marketable securities                          (14,408)               --
    Realized gain on marketable securities                            (14,986)
    Issuance of common stock for services rendered                     27,690
    Series A preferred stock dividends                                 36,291            42,706
    Depreciation and amortization                                     115,123            16,145
    Unearned revenues                                                 441,482             1,350
    Deferred acquisition costs                                         (1,102)               --
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
    Prepaid expenses and other current assets                        (169,099)          (16,176)
    Other Assets                                                        8,350
    Accounts payable, accrued expenses
        and other current liabilities                                (360,350)          265,927
                                                              ---------------   ---------------
  Total adjustments                                                    68,991           309,952
                                                              ---------------   ---------------

Net cash used in operating activities                              (1,459,749)       (1,154,549)
                                                              ---------------   ---------------

Cash flows from investing activities:
  (Increase) decrease in marketable securities                       (217,579)          595,140
  Acquisition of property assets                                       (6,739)         (103,618)
                                                              ---------------   ---------------
Net cash provided by (used in) investment activities                 (224,318)          491,522
                                                              ---------------   ---------------

Cash flows from financing activities:
  Net proceeds from issuance of capital stock - net                 1,206,766           574,527
  Payments of capital lease obligations                                (4,505)           (8,817)
  Proceeds from notes payable                                              --            98,659
  Repayments of notes payable                                         (12,912)               --
                                                              ---------------   ---------------
Net cash provided by financing activities                           1,189,349           664,369
                                                              ---------------   ---------------

Net increase (decrease) in cash                                      (494,718)            1,342

Cash and cash equivalents at beginning of period                    1,639,473           206,313
                                                              ---------------   ---------------

Cash and cash equivalents at end of period                    $     1,144,755   $       207,655
                                                              ===============   ===============


                       See notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                                   (Unaudited)


                                                                     For the Nine
                                                                      Months Ended
                                                                     September 30,
                                                               ---------------------------
                                                                   2000           1999
                                                               ------------   ------------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period:

    Income taxes                                               $         --   $         --
                                                               ============   ============

    Interest paid                                              $      6,870   $      2,100
                                                               ============   ============


Supplemental Schedules of Noncash Financing Activities:

  Series A Preferred Stock and dividends thereon
    converted to common stock and additional
    paid-in capital upon conversion                            $    161,603   $     28,714
                                                               ============   ============

  Issuance of common stock for
    services rendered                                          $     27,690   $         --
                                                               ============   ============




                       See notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000
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

     (a)  Basis of Presentation:

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and the results of operations and cash flows for the nine and three months ended September 30, 2000 and 1999. The results of operations for the nine and three months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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


     (d)  Concentrations of Credit-Risk:

          Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and marketable securities. The Company places its domestic operations cash accounts with high credit quality financial institutions, which at times may be in excess of the FDIC insurance limit. The Company's subsidiary places its cash in the Cayman Island subsidiaries of domestic banks whose net worth exceeds $100,000,000. The Company's marketable securities are primarily comprised of investments in treasury note bank funds. The Company employs the services of an investment advisor to assist in monitoring its investments.

     (e)  Marketable Securities:

          Marketable securities are classified as trading securities and are reported at market value. At September 30, 2000, the market value of securities exceeded their cost by $14,408. The market value of the\ investment approximated cost at December 31, 1999.


     (f)  Property and Equipment:

          The cost of property and equipment is depreciated over the estimated useful lives of the related assets of 5 to 7 years. The cost of computer software programs is amortized over their estimated useful lives of seven years. Depreciation is computed on the straight-line method. Repairs and maintenance expenditures which do not extend original asset lives are charged to income as incurred.


     (g)  Intangibles:

          The excess of the purchase price for the capital stock of Stamford over the net assets acquired has been attributed to the subsidiary's license to conduct business as an insurance carrier in the Cayman Islands. Amortization charged to operations in the nine months ended September 30, 2000 and 1999 was $915, in each period, and for the three months ended September 30, 2000 and 1999 was $305, in each period.


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


     (i)  Fair Value of Financial Statements:

          The Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The statement requires that the Company recognizes and measures impairment losses of long-lived assets, certain identifiable intangibles, value long-lived assets to be disposed of and long-term liabilities. At September 30, 2000 and December 31, 1999, the carrying values of the Company's other assets and liabilities approximate their estimated fair values.

     (j)  Advertising Costs:

          The Company expenses advertising costs as incurred. Advertising costs amounted to $782,902 and $500,381 for the nine and three months ended September 30, 2000 and none for the nine and three months ended September 30, 1999.


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


     (m)  Revenue Recognition:

          Stamford is a property and casualty reinsurance company writing reinsurance coverages for one domestic carrier's consumer products service contracts. The domestic carrier is rated Excellent by A.M. Best.

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

          The parent company sells via the Internet directly to consumers extended warranty service contracts for seven major consumer products. The Company recognizes revenue ratably over the length of the contract. The Company purchases insurance to fully cover any losses under the service contracts from the domestic carrier referred to above. The insurance premium and other costs related to the sale are amortized over the contract.



NOTE  3 -  PROPERTY AND EQUIPMENT.

                Property and equipment consists of the following:

                                            September 30,     December 31,
                                                2000              1999
                                           ---------------   ---------------
Computer equipment                         $       116,660   $       116,660
Furniture and fixtures                              23,266            23,266
Computer software                                  589,324           582,585
                                           ---------------   ---------------
                                                   729,250           722,511
Less:  Accumulated depreciation                    187,653            77,896
                                           ---------------   ---------------
                                                   541,597           644,615
                                           ---------------   ---------------

Lease property under capital lease:
  Office equipment                                  17,806            17,806
Less:  Accumulated depreciation                     11,870             7,419
                                           ---------------   ---------------
                                                     5,936            10,387
                                           ---------------   ---------------

                                           $       547,533   $       655,002
                                           ===============   ===============

          Depreciation and amortization charged to operations was $115,123 and $16,145 for the nine months ended September 30, 2000 and 1999, respectively, and $38,546 and $5,279 for the three months ended September 30, 2000 and 1999, respectively.

          The estimated present value of the capital lease obligations at September 30, 2000 reflects imputed interest calculated at 12.7% and 19.32%. The obligations are payable in equal monthly installments through February 2002 as follows:

                   Year Ending
                  September 30,
                 ---------------
                      2001                 $         5,750
                      2002                             650
                                           ---------------
                                                     6,400
Amount representing interest                           921
                                           ---------------

Present value of minimum
  lease payments                                     5,479
Present value of minimum lease
  payments due within one year                       3,244
                                           ---------------

Present value of minimum lease
  payments due after one year              $         2,235
                                           ===============

          The aggregate maturities of the present value of the minimum lease obligation is as follows:

     Year Ending
    September 30,
   ---------------
        2001                               $         4,656
        2002                               $           823
                                           ---------------
                                           $         5,479

NOTE  4 -  ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

          Accounts payable, accrued expenses and other current liabilities consist of the following at:

                                   September 30,     December 31,
                                       2000              1999
                                 ---------------   ---------------
Accrued offering costs           $            --   $       419,120
Accrued professional fees                 68,643            41,534
Advertising                               11,375            69,427
Insurance                                 25,612                --
Other                                     85,890            26,789
Accrued claims losses                     10,000             5,000
                                 ---------------   ---------------
                                 $       201,520   $       561,870
                                 ===============   ===============

NOTE  5 -  NOTES PAYABLE.

          In October 1999, the Company sold to accredited investors 10 units of its promissory notes and common stock for $25,025 each. Each unit was comprised of a 5% interest bearing $25,000 note and 25,000 shares. The variance between the fair market value of the 25,000 common shares issued in the aggregate of $27,969 and the cash received of $250 was deemed to be additional interest and was charged to operations over the life of the notes. The principal on the notes were repaid in full on December 31, 1999. At December 31, 1999, accrued interest on the notes of $3,025 remained outstanding and was repaid in January, 2000.



NOTE  6 -  LONG-TERM DEBT.

          Long-term debt consists of the following at September 30, 2000 and December 31, 1999:

                                                September 30   December 31,
                                                    2000           1999
                                                ------------   ------------
Capital lease obligations                       $      5,479   $      9,983

Note payable - bank - in equal monthly
  installments of $2,043 including interest
  at 8-3/4%.  The notes are collateralized
  by computer equipment having an
  undepreciated cost of $65,259                 $     76,357         89,270
                                                ------------   ------------

                                                      81,836         99,253
Portion payable within one year                       23,227         22,662
                                                ------------   ------------

                                                $     58,609   $     76,591
                                                ============   ============

           The aggregate maturities of the obligations are as follows:

                         Years Ending
                        September 30,
                       ---------------
                             2001          $        23,227
                             2002                   21,085
                             2003                   22,108
                             2004                   15,416
                                           ---------------
                                           $        81,836
                                           ===============

NOTE  7 - SERIES A CONVERTIBLE PREFERRED STOCK.

          In connection with the settlement of a securities class action litigation in 1994, the Company issued 1,000,000 shares of Series A $0.07 Convertible Preferred Stock (the "Series A Preferred Stock") with an aggregate value of $1,000,000. The following summarizes the terms of the Series A Preferred Stock as more fully set forth in the Certificates of Designation. The Series A Preferred Stock has a liquidation value of $1 per share, is non-voting and convertible into common stock of the Company at a price of $5.20 per share. Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends of $0.07 per share, per year, payable semi-annually. Until November 30, 1999 one Series A Preferred Stock was callable by the company at a price of $1.04 per share, plus accrued and unpaid dividends, and thereafter at a price of $1.05 per share, plus accrued and unpaid dividends. In addition, if the closing price of the Company's common stock exceeds $13.80 per share for a period of 20 consecutive trade days, the Series A Preferred Stock is callable by the Company at a price equal to $0.01 per share, plus accrued and unpaid dividends. The Certificate of Designation for the Series A Preferred Stock also states that at any time after December 1, 1999 the holders of the Series A Preferred Stocks may require the Company to redeem their shares of Series A Preferred Stock (if there are funds with which the Company may do so) at a price of $1.00 per share. Notwithstanding any of the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. During the year ended December 31, 1999, 18,711 shares of Series A Preferred Stock were converted into 3,586 shares of common stock. During the nine months ended September 30, 2000, holders of 128,800 shares of the Series A Preferred Stock converted such shares into 24,743 shares of the Company's common stock. At September 30, 2000 and December 31, 1999, 681,174 and 810,054 shares of Series A Preferred Stock were outstanding, respectively. At September 30, 2000 and 1999, and accrued dividends on these outstanding shares were $278,751 and $274,198, respectively.


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

          Commencing in May 1999 through July 1999, the Company sold 688,335 shares of its common stock to accredited investors for $538,492 net of offering costs. In December 1999, accredited investors purchased 5,187,500 shares of the Company's common stock for $3,715,744, net of offering costs. During the nine months ended September 30, 2000, the Company sold 1,676,250 shares of common stock at $.80 per share realizing $1,206,770, net of offering costs.

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

          During the quarter ended June 30, 2000, the Company issued 2000 shares of its common stock to a consultant for promotional activities amounting to $5,875. During the quarter ended September 30, 2000, the Company issued 10,500 shares of its common stock to its past and present board members for director's fees from the second quarter of 1998 through the second quarter of 2000 amounting to $19,625.

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

          Under the 1998 Plan, the maximum aggregate number of shares which may be issued under options has been amended to 3,000,000 from 300,000 shares of common stock. The aggregate fair market value (determined at the time the option is granted) of the shares for which incentive stock options are exercisable for the first time under the terms of the 1998 Plan by any eligible employee during any calendar year cannot exceed $100,000. The option exercise price of each option is 100% of the fair market value of the underlying stock on the date the options are granted, except that no option will be granted to any employee who, at the time the option is granted, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Corporation or any subsidiary unless
     (a) at the time the options are granted, the option exercise price is at least 110% of the fair market value of the shares of common stock subject to the options and (b) the option by its terms is not exercisable after the fifth anniversary of the date on which the option is granted.

     The 1998 Plan is administered by the Compensation Committee of the Board of Directors. In 1999, options to acquire 100,000 common shares at $1.00 per share was granted to an officer. Additionally, an option to acquire 25,000 common shares at $0.6875 per share was issued to a consultant. In February 2000, options to acquire 75,000 common shares at $1.097 was granted to an officer. In June 2000, options to acquire 100,000 common shares at $1.88 per share and options to acquire 100,000 common shares at $1.94 per share were granted to two officers.

          Information with respect to options under the 1992 and 1998 Stock Option Plans is summarized as follows:

                                                  For the Nine Months Ended September 30
                                                2000                                  1999
                                 -----------------------------------   -----------------------------------
                                      Shares             Prices             Shares             Prices
                                 ----------------   ----------------   ----------------   ----------------
Outstanding at beginning
  of period                               128,000   $ 0.31 to $ 1.00              3,000   $  0.31 to $0.41
                                                    ================                      ================
Options issued                            275,000   $1.097 to $ 1.94            125,000   $0.6875 to $1.00
                                 ----------------   ================   ----------------   ================
Outstanding at end
  of period                               403,000   $ 0.31 to $ 1.94            128,000   $  0.31 to $1.00
                                 ================   ================   ================   ================

\
NOTE  8 -  STOCKHOLDERS' EQUITY.  (Continued)

     (d)  Stock Options Plans: (Continued)

          Outstanding options expire 90 days after termination of holder's status as employee or director.

          All options were granted at an exercise price equal to the fair value of the common stock at the grant date. Therefore, in accordance with the provisions of APB Opinion No. 25 related to fixed stock options, no compensation expense is recognized with respect to options granted or exercised. Under the alternative fair-value based method defined in SFAS No. 123, the fair value of all fixed stock options on the grant date would be recognized as expense over the vesting period. Assuming the fair market value of the stock at the date of grant to be $.3125 per share in May 1996, $.40625 per share in May 1997, $.6875 in January 1999 and $1.00 per share in September 1999, the life of the options to be from three to ten years, the expected volatility at 200%, expected dividends are none, and the risk-free interest rate of 10%, the Company would have recorded compensation expense of $32,172 for the nine months ended September 30, 2000 and $21,649 for the three months ended September 30, 2000 as calculated by the Black-Scholes option pricing model. As such, pro-forma net loss and loss per share would be as follows:

                                             For the Nine            For the Three
                                             Months Ended            Months Ended
                                          September 30, 2000      September 30, 2000
                                          ------------------      ------------------
Net loss as reported                       $    (1,528,740)        $      (947,578)
Additional compensation                             32,172                  21,649
                                           ---------------         ---------------

                                           $    (1,560,912)        $      (969,227)
                                           ===============         ===============
Loss per share as reported                 $         (0.11)        $         (0.07)
                                           ===============         ===============
Adjusted loss per share                    $         (0.11)        $         (0.07)
                                           ===============         ===============

          As the number of options granted at December 31, 1998 and March 31, 1998 is immaterial, recognizing the expense would not have a material effect on the Company's financial statements for the three months and nine months ended September 30, 1999.

NOTE  9 -  INCOME TAXES.

          The Company has received permission from the Internal Revenue Service to change its taxable year-end from March 31, to December 31, effective with the December 31, 1998 period.

          The differences between income taxes computed using the statutory federal income tax rate and that shown in the financial statements are summarized as follows:

                                                      For the Nine Months Ended September 30,
                                           ------------------------------------------------------------
                                                      2000    %                       1999   %
                                           ----------------------------    ----------------------------
Loss before income taxes
  and preferred dividend                   $ (1,492,449)             --    $ (1,421,795)             --
                                           ============    ============    ============    ============
Computed tax benefit at
  statutory rate                           $   (507,400)          (34.0)   $   (483,410)          (34.0)

Foreign subsidiary income
  not subject to U.S. taxes                     (65,286)           (4.4)             --              --

Net operating loss
  valuation reserve                            (572,686)          (38.4)       (483,410)          (34.0)
                                           ------------    ------------    ------------    ------------
Total tax benefits                         $         --              --    $         --              --
                                           ============    ============    ============    ============

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

NOTE 10 -  COMMITMENTS, CONTINGENCIES AND OTHER.

     (a)  Leases:

          Commencing in August 1998, the Company entered into short-term operating leases for its general office space and certain office equipment. Prior to August 1998, the Company did not incur rent expense as it was inactive. Rent expense charged to operations for the nine and three months ended September 30, 2000 and 1999 was $37,575 and $12,525, respectively in each period. Future minimum annual rent commitments under operating leases as of September 30, 2000 are as follows:

                     Year Ending
                    September 30

                        2001              $  41,642

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

PLAN OF OPERATION

In December 1999 and during the nine months ended September 30, 2000, the Company sold 5,187,500 and 1,676,250 common shares for $3,691,000 and $1,206,000, respectively, which will be used to expand its businesses.

On September 30, 1998, the Company acquired Stamford Insurance Company Ltd., which was then an inactive foreign corporation that is licensed in the Cayman Islands as a casualty and property insurer. In the first quarter of 2000, Stamford commenced underwriting as a reinsurer generating premiums written of $716,000 of which $324,000 was earned by September 30, 2000. Also in the nine months ended September 30, 2000, the Company's sales of its automotive vehicle and consumer products service contracts through its website amounted to $81,937 of which $6,657 was earned in 2000.

The Company's plan of operations for the next twelve months is principally to continue its endeavors to establish itself in the vehicle and consumer products service contract business through its Internet website, www.warrantysuperstore.com, to establish business partnerships to include private labels with financial institutions, casualty and insurance carriers, etc., and to continue to seek additional property casualty reinsurance opportunities for its wholly owned insurance company, Stamford Insurance Co. Ltd.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2000, Compared To Nine Months Ended September 30, 1999.

     Sales. We did not generate any operating revenues until the fourth quarter of fiscal 1999, when our reinsurance subsidiary commenced generating premium revenues and the Company began the sale of its service contracts.

     Cost of Sales. In the nine months ended September 30, 2000 Stamford continued reinsuring contractual liability insurance policies from one United States carrier that is rated Excellent by A.M. Best. This insurance generated approximately $716,000 in premiums, of which $392,000 was unearned at September 30, 2000. Policy acquisition costs were $90,000 of which $72,000 was expensed in the nine months ended September 30, 2000. Income from operations in the nine months ended September 30, 2000 was $169,000 of which $10,000 is management's estimate of incurred but not reported losses at September 30, 2000. Our sales of extended service contracts for new and used automotive vehicles and consumer products in the first nine months of 2000 generated $81,937 in revenues of which $6,657 was recognized within the current year with the balance deferred over the life of the contract. Direct costs associated with the sale of the service contracts are being recognized pro rata over the length of the contract.

     General and Administrative. General and administration costs increased by 28.0% to $1,831,000 for the nine months ended September 30, 2000 compared to $1,430,000 for the nine months ended September 30, 1999. For the three months ended September 30, 2000, general and administrative costs increased by 134.2% to $1,007,000 compared to $430,000 for the comparable period in 1999. The increases are primarily attributable to increased advertising costs offset in part to reduced website development costs.

     Interest Income and Interest Expense. Interest income increased 1750% to $148,000 for the nine months ended September 30, 2000 compared to $8,000 for the nine months ended September 30, 1999. For the three months ended September 30, 2000 interest income increased 2750% to $57,000 compared to $2,000 for the comparable period in 1999. Interest expense increased $7,000 for the nine months and $2,200 for the three months ended September 30, 2000 from $-0- for the both periods in 1999. The increase in interest income and interest expense is the result of the cash, cash equivalents, and investments used to fund the Company's increased operating costs in the current period and the incidence of debt in a prior period.

     Preferred Stock Dividend. The accrued preferred stock dividend of $36,000 in September 2000 is $7,000 less than the $43,000 accrued during the same period in 1999 principally because of the reduction of the average number of Series A preferred stock outstanding in the current year.

     Net Loss. Net loss for the nine months ended September 30, 2000 increased 4.4% to $1,529,000 from the comparable loss of $1,465,000 incurred in 1999. For the three months ended September 30, 2000, the net loss increases 114.1% to $946,000 from the comparable loss of $442,000 in 1999. These increases are a result of the reasons cited above.

FINANCIAL CONDITION

The Company's cash condition decreased $494,000 to $1,145,000 at September 30, 2000 from $1,639,000 at December 31, 1999. The net decrease is primarily a result of advertising programs. The investments in marketable securities increased $247,000 to $2,980,000 from $2,733,000 during the same time period. The net increase is the result of proceeds from the sale of the Company's common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied on the proceeds from the sales of its securities in October 1997, May 1998, and May 1999, December 1999 and during the nine months ended September 30, 2000 for the primary source of its funds. In the nine months ended September 30, 2000, the Company generated its revenues from its businesses, both earned and unearned, of $798,000. These funds were and will be utilized to fund the Company's operating expenses. Management anticipates it will require additional funds from future sales of its securities and/or other financing alternatives to fund its future operational costs and at the same time fully develop its insurance and service contract sales businesses.

At September 30, 2000 working capital was $3,860,000, an increase of $288,000 from working capital of $3,572,000 at December 31, 1999. The increase in working capital results primarily from the increase in capital through the sale of the Company's securities of $1,206,000 offset primarily by advertising costs.

The Company has committed to acquire computer hardware and software and to develop a website for approximately $1,500,000 of which $1,000,000 has been expended through September 30, 2000. Although the Company is not contractually obligated to fulfill the remaining $500,000 of the project, it intends to do so over the next year as and if funding permits. The project will enable the Company to fully utilize the Internet in the sales, advertising, marketing, collections and other functions of its extended service contract sales for automotive vehicles and other products such as brown and white consumer products. There can be no assurance that the Company will have the funds available to fund its hardware and/or software requirements required to successfully develop this project nor can there be assurance that if it is developed such project will aid in the intended results of additional revenues.

The Certificate of Designation for the Series A Preferred Stock states that at any time after December 1, 1999 any holder of Series A Preferred Stock may require the Company to redeem his or her shares of Series A Preferred Stock (if there are funds with which the Company may legally do so) at a price of $1.00 per share. Notwithstanding the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. The holders of Series A Preferred Stock may convert their Series A Preferred Stock into shares of common stock of the Company at a price of $5.20 per share. At September 30, 2000, 681,174 shares of Series A Preferred Stock were outstanding. If the Series A preferred shareholders do not convert their shares into common stock, and if the Company were required to redeem any significant number of shares of Series A Preferred Stock, the Company's financial condition would be materially affected.

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


                                     PART II

                                OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibit is filed as part of this report:

          27   Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         CORNICHE GROUP INCORPORATED
                                                 (Registrant)





                                         By /s/ Robert Hutchins
                                            ------------------------------------
                                            Robert Hutchins, President and
                                            Principal Financial Officer




Date:  November 10, 2000

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
------            -----------
 27               Financial Data Schedule