Form 10-K405
period 2000-12-31
CORNICHE GROUP INC /DE
filed 2001-04-12
CIK 320017

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from          to
                                              --------    --------

                         Commission file number: 0-10909

                           CORNICHE GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)

                           Delaware                                                 22-2343568
               (State or other jurisdiction of                         (I.R.S. Employer Identification No.)
                incorporation or organization)

                610 South Industrial Boulevard
                          Suite 220
                        Euless, Texas                                                  76040
           (Address of principal executive offices)                                 (Zip Code)

Registrant's telephone number, including area code:                               (817) 283-4250

Securities registered pursuant to Section 12(b) of the Act:                            None.
Securities registered pursuant to Section 12(g) of the Act:                Common Stock, $.001 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market price of the voting and nonvoting common equity held by non-affiliates of the Registrant as of March 7, 2001 was approximately $2.6 million. (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).

On March 7, 2001, 22,280,120 shares of the Registrant's common stock, par value $0.001 per share, were outstanding.

This Annual Report on Form 10-K and the documents incorporated herein contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this Annual Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "plan", "intend" "may," "will," "expect," "believe", "could," "anticipate," "estimate," or "continue" or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements .Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.


                                     PART I


ITEM 1.  BUSINESS

Corniche Group Incorporated ("the Company") is a provider of extended warranties and service contracts via the internet through its web site warrantysuperstore.com and is a reinsurance provider through its wholly owned subsidiary, Stamford Insurance Company, Ltd. ("Stamford").

HISTORY

The Company was incorporated under the laws of the State of Delaware in September 1980 under the name Fidelity Medical Services, Inc. On July 28, 1983 the Company changed its name to Fidelity Medical, Inc. From its inception through March 1995, the Company was engaged in the development and sale of medical imaging products through a wholly subsidiary. As a result of a reverse merger on March 2, 1995 with Corniche Distribution Limited and its subsidiaries the Company was engaged in the retail sale and wholesale distribution of stationery and related office products in the United Kingdom. Effective March 25, 1995 the Company sold its medical imaging products subsidiary. On September 28, 1995 the Company changed its name to Corniche Group Incorporated. In February 1996, the Company's United Kingdom operations were placed in receivership by their creditors. Thereafter through March 1998 the Company was inactive. On March 4, 1998, the Company entered into a Stock Purchase Agreement with certain individuals (the "Initial Purchasers") whereby the Initial Purchasers acquired in aggregate 765,000 shares of a newly created Series B Convertible Redeemable Preferred Stock. Thereafter the Initial Purchasers endeavored to establish for the Company new business operations in the property and casualty specialty insurance and warranty/service contracts markets. Finally on September 30, 1998 the Company acquired all of the capital stock of Stamford.

CURRENT BUSINESS OPERATIONS

The business of the Company today comprises two segments: (i) the sale of extended warranties and service contracts via the Internet at www.warrantysuperstore.com and (ii) reinsurance activities.

WarrantySuperstore.com Internet Business

The Company's primary business focus is the sale of extended warranties and service contracts over the Internet covering automotive, home, office, personal electronics, home appliances, computers and garden equipment. The Company offers its products and services in the United States in states that permit program marketers to be the obligor on service contracts. Currently this represents approximately 38 states for automobile service contracts and most states for other product categories. While the Company manages most functions relating to its extended warranty and service contracts, it does not bear the economic risk to repair or replace products nor does it administer the claims function. The obligation to repair or replace products rests with the Company's appointed insurance carriers, Great American Insurance Company and American Home Shield. Great American Insurance Company provides contractual liability insurance covering the obligation to repair or replace products under the Company's automobile and consumer products extended warranties and service contracts and American Home Shield covers all home warranty contracts. The Company is responsible for the marketing, recording sales, collecting payment and reporting contract details and paying premiums to the insurance carriers. In addition the Company provides information to the insurance carriers' appointed claims administrators who handle all claims under the Company's contracts, including the payment of claims.

The Company commenced operations initially by marketing its extended warranty products directly to the consumer through its web site. During fiscal 2000 the Company developed enhanced proprietary software to facilitate more efficient processing and tracking of online warranty transactions. This has provided the Company with the ability to deliver its products over the Internet through a number of distribution channels by enabling it to supply a number of different extended warranty service contracts on a co-branded or private label basis to corporations, by embedding the Company's suite of products on such corporations web sites. This new capability was launched in January 2001. It is anticipated that this will result in substantially reduced direct marketing costs for the years ending December 31, 2001 and thereafter. As a result the Company now has four distinct distribution channels: (i) direct sales to consumers, (ii) co-branded distribution, (iii) private label distribution and (iv) manufacturer/retailer partnerships.

Direct Sales to Consumers

Consumers can purchase extended warranties and service contracts directly at www.warrantysuperstore.com by inputting on-line the relevant data. By purchasing online the consumer saves typically 30-50% of the normal price charged by traditional off-line retail dealers. The Company also provides via a third party financing company, at no additional cost to the consumer, an interest free payment option on the more expensive warranty contracts.

Co-Branded Distribution

Consumers can purchase the Company's extended warranty and service contract products via a corporate partners own web site by clicking on the Company's icon which has been put onto the partners web site. This allows the Company to take advantage of its partner's brand strength and market positioning. A strategic plan has been formulated identifying key market segments where the Company believes this strategy will be effective. These include, but are not limited to, Banking, Insurance, Financial Services, Telecommunications, Utilities and Consumer Goods suppliers. This channel has been developed to provide the Company with a means of reaching a substantially larger consumer base, without incurring direct advertising expense. As of the date hereof, the Company is in negotiation with a number of potential co-branding clients.

Private Label Distribution

This channel represents the next step on from co-branded marketing. Under private label distribution the Company provides the corporate partner with the ability to supply a complete suite of extended warranty and service contract products as if they were their own by embedding the Company's software and products on the corporate partners own web site but without the Company's branding. For larger corporations already offering a range of branded products, such as in the banking or financial service industries, the ability to add a new range of value added products that are consistent with the look and feel of their established branding is important. Such entities have been increasingly reluctant to allow click-through partners onto their web sites in the fear of losing their customer when he moves to purchase a product on a different site. Additionally, the Company's new software allows it to provide its private label partners with a very flexible and manageable package, whereby the partner can chose how much of the fulfillment of the extended warranty contract they wish to take. For example, a large insurance company that already had its own underwriting capability but does not have a range of extended warranty products can utilize the Company's products and processing and billing capability to create these products under their own label while underwriting the obligations themselves as opposed to utilizing the Company's insurance carriers. By enabling private label partners to pick and chose from "a complete turnkey solution" to utilizing only a sub-component of the Company's proprietary software, the Company believes that it can gain access to a much larger portion of the extended warranty/service contract market. The Company recently announced a private label program with a Californian based financial service and marketing company, to provide its extended warranty processing software package to approximately 70 banks in the United States.

Manufacture / Retail Partnerships

Utilizing its processing capability, the Company is now positioned to gain access to a fourth distribution channel by providing extended warranty/service contracts directly to consumers through retail and manufacturer partnerships. The Company intends to develop business relationships with retailers and manufacturers pursuant to which the Company will enable a product manufacturer or retailer to offer additional and/or extended warranty coverage over and above their normal manufacturers warranty.

Reinsurance Activities

The Company also currently operates in the reinsurance market through Stamford. Stamford is chartered under the laws of the Cayman Islands and is licensed to conduct business as an insurance company in the Cayman Islands. Additionally, Stamford is authorized to operate as a reinsurance company throughout the United States. Stamford, which was acquired in September 1998, commenced generating revenues in the fourth quarter of 1999. Post acquisition Stamford has generated revenue from a single reinsurance account with Reliance Insurance Company ("Reliance"). In September 2000 Reliance and its client canceled the only direct insurance policy that Stamford was reinsuring. As a result, although the Stamford will continue to record revenues for approximately the next two years or so based upon deferred revenue accumulated to date, the Company does not currently have any other reinsurance accounts. Accordingly, management is currently evaluating the viability of the reinsurance segment of its business. Although, as of the date hereof, no final decision has been taken by management, options being considered include the sale of Stamford. There can be no assurance given however, that Stamford will be able to generate new reinsurance business or that the Company will be able to secure the sale of Stamford or at what price.

RECENT DEVELOPMENTS

Effective January 1, 2001 the Company terminated its investment advisory agreement with AIG Global Investment Corporation ("AIG") under which AIG functioned as investment advisor and manager of the Company's investment assets. The Company moved its investments to U.S. Treasury Notes and therefore no longer required the investment advice of AIG. The Company's U.S. Treasury Note investment assets are currently being managed by a commercial bank.

COMPETITION

The extended warranty and service contract industry is highly competitive. The Company competes with a number of on-line and off-line operators. The Company's competitors range from small private companies to major corporations and include automobile distributors and retailers of electrical consumer products.

INTELLECTUAL PROPERTY

WARRANTYSUPERSTORE is a registered trademark in the United States. The Company's internet business operates using proprietary software developed in-house.

EMPLOYEES

As of December 31, 2000, the Company employed seven full-time personnel (1999:
five).


ITEM 2.  PROPERTIES

The Company leases approximately 4,100 square feet of office space at 610 South Industrial Boulevard, Euless, Texas at an annual rental of approximately $50,100. The lease expires in July 2001. Management intends to seek to renew the lease for a further three years on substantially the same terms as the existing lease.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not aware of any material pending legal proceedings or claims against the Company or its subsidiary.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2000.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

(a) Market Information. The Company's common stock is traded on the OTC Bulletin Board under the symbol "CNGI." The following table sets forth the high and low bid prices of the Company's common stock for each full quarterly period within the two most recent fiscal years and the most recent quarter, as reported by Nasdaq Trading and Market Services. On March 31, 2001, the closing bid price for the common stock was $0.30. Information set forth in the table below represents prices between dealers in securities, does not include retail mark-ups, mark-downs, or commissions, and does not necessarily represent actual transactions.


         1999                                               HIGH              LOW
         First Quarter                                    $ 1.38            $ 0.63
         Second Quarter                                     1.50              1.13
         Third Quarter                                      1.38              0.91
         Fourth Quarter                                     3.06              0.91

         2000                                               HIGH              LOW
         First Quarter                                     $3.34            $ 2.93
         Second Quarter                                     3.03              1.81
         Third Quarter                                      2.31              1.38
         Fourth Quarter                                     1.81              0.44

         2001                                               HIGH              LOW
         First Quarter                                     $0.63            $ 0.28

(b) Holders. As of March 7, 2001, there were approximately 1,100 holders of record of the Company's common stock.

(c) Dividends. Holders of Common Stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefore. The Company has not paid any cash dividends on its Common Stock and, for the foreseeable future, intends to retain future earnings, if any, to finance the operations, development and expansion of its business. Future dividend policy is subject to the discretion of the Board of Directors.

SERIES A PREFERRED STOCK

The Certificate of Designation for the Company's Series A Preferred Stock provides that at any time after December 1, 1999 any holder of Series A Preferred Stock may require the Company to redeem his shares of Series A Preferred Stock (if there are funds with which the Company may legally do so) at a price of $1.00 per share. Notwithstanding the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. The holders of Series A Preferred Stock may convert their Series A Preferred Stock into shares of common stock of the Company at a price of $5.20 per share. At December 31, 2000, 681,174 shares of Series A Preferred Stock were outstanding. If the preferred shareholders do not convert their shares into common stock, and if the Company were required to redeem any significant number of shares of Series A Preferred Stock, the Company's financial condition may be materially affected.

RECENT SALES OF UNREGISTERED SECURITIES

In May 1999 the Company commenced a equity private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed in July 1999 upon the sale of 688,335 shares of common stock to a group of accredited investors, resulting in net proceeds to the Company of $539,262, after placement costs.

In November 1999 the Company commenced an equity private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The placement closed in January 2000 upon the sale of 6,863,750 shares of Common Stock to a group of accredited investors, resulting in net proceeds to the Company of $4,922,514, after placement costs.

ITEM 6.  SELECTED FINANCIAL DATA

The selected statements of operations and balance sheet data set forth below are derived from audited financial statements of the Company. The information set forth below should be read in conjunction with the Company's audited consolidated financial statements and notes thereto. See Item 8 "Financial Statements and Supplemental Data" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations". On February 4, 1999 the Company changed its fiscal year-end from March 31 each year to December 31 each year. The selected financial data set out below has not been retroactively restated to reflect such change in fiscal year-end date and accordingly is presented as historically reported in the financial statements of the Company.


STATEMENT OF OPERATIONS:                         YEAR ENDED      YEAR ENDED     NINE MONTHS     YEAR ENDED      YEAR ENDED
($'000 EXCEPT NET LOSS PER SHARE WHICH IS      DECEMBER 31,    DECEMBER 31,           ENDED      MARCH 31,       MARCH 31,
STATED IN $)                                           2000            1999    DECEMBER 31,           1998            1997
                                                                                       1998
Earned Revenues                                $        532    $         13    $         --     $       --      $       --

Cost of Sales                                           267               8              --             --              --

Gross Profit                                            265               5              --             --              --

Operating (Loss) Income                              (2,297)         (1,055)           (428)          (222)           (252)

Net (Loss) Income                                    (2,075)         (1,170)           (448)          (264)           (333)

Net (Loss) Income per Common Share:                   (0.14)          (0.17)          (0.07)         (0.05)          (0.14)

Weighted Average Number of Shares
Outstanding                                      14,902,184       6,905,073       6,367,015      5,166,272       2,412,278



BALANCE SHEET DATA:                                       AS OF           AS OF           AS OF          AS OF          AS OF
$'000                                              DECEMBER 31,    DECEMBER 31,    DECEMBER 31,      MARCH 31,      MARCH 31,
                                                           2000            1999            1998           1998           1997
Working Capital (Deficiency)                       $      2,621    $      3,751    $        459    $      870    $     (652)

Total Assets                                              4,618           5,170             906         1,130            15

Current Liabilities                                         464             873             376           260           667

(Accumulated Deficit)                                    (6,406)         (4,330)         (3,161)       (2,713)       (2,449)

Preferred Stock, Common Stock, Other
Stockholders' Equity and Capital Deficiency               2,450           3,113            (308)          (24)       (1,561)

SELECTED QUARTERLY FINANCIAL DATA


$'000                             QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
(EXCEPT NET LOSS PER SHARE          ENDED      ENDED      ENDED      ENDED      ENDED      ENDED      ENDED      ENDED
WHICH IS STATED IN$)             12/31/00    9/30/00    6/30/00    3/31/00   12/31/99    9/30/99    6/30/99    3/31/99
Earned Revenues                     $ 200       $ 56      $ 130      $ 146       $ 13        $ -        $ -        $ -

Cost of revenues                      103         57         63         44          8          -          -          -

Gross profit                           97        (1)         67        102          5          -          -          -

Operating Loss                      (634)    (1,008)      (430)      (225)      (364)      (430)      (601)      (399)

Net Loss                            (547)      (948)      (382)      (199)      (443)      (442)      (613)      (409)

Net loss per share                 (0.03)     (0.07)     (0.03)     (0.01)     (0.07)     (0.06)     (0.10)     (0.06)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto, included in Item 8 of this report, and is qualified in its entirety by reference thereto.

GENERAL

On March 4, 1998, the Company entered into a Stock Purchase Agreement pursuant to which in May 1998, it sold to certain individuals (the "Initial Purchasers") an aggregate of 765,000 shares of a newly created Series B Convertible Redeemable Preferred Stock, par value for 0.01 per share for $76,500. Thereafter the Initial Purchasers endeavored to establish for the Company new business operations in the property and casualty insurance and extended warranty/service contracts markets. On September 30, 1998, the Company acquired Stamford Insurance Company Ltd., which was then an inactive foreign corporation licensed in the Cayman Islands as a casualty and property insurer. In the fourth quarter of 1999, Stamford commenced underwriting as a re-insurer and the Company commenced sales of its automotive and consumer product service contracts through its website at www.warrantysuperstore.com.

During the summer of 2000 management completed a re-appraisal of the Company's marketing strategy and concluded that it was in the best interests of the Company to focus its marketing effort on strategic business alliances to maximize revenue generation and achieve "cash flow positive" operations as early as possible. As a result the Company's current plan of operation is to establish its presence in the automobile and consumer product service contract business by co-branding and private labeling with strategic partners. To achieve this, the Company's web site software required significant upgrading and development to create the functionality and scalability required to provide flexible software applications for co-branding and private labeling with strategic partners. This work was completed in January 2001. Management believes that approximately 90% of its extended warranty/service contract revenues will, in the future, be generated via strategic partnerships with the balance of 10% coming from direct sales to consumers.

The company will continue to rely on its cash reserves and Treasury Note investments during the first half of fiscal 2001 to fund its operations. Management anticipates that sufficient funds will be provided by ongoing operations during the second half of fiscal 2001 to enable the Company to achieve break-even operating cash flow in the year ending December 31, 2001.

RESULTS OF OPERATIONS

The Company recognizes revenue from its warranty service contracts and reinsurance business over the life of contracts executed. Additionally, the Company amortizes the insurance premium expense and third party claims fees evenly over the life of these contracts.

FISCAL 2000 COMPARED TO FISCAL 1999

The Company commenced the sale of its extended warranty/service contract products over the Internet in the last quarter of 1999, initially for new and used automobiles. The sale of extended warranties and service contracts via the Internet generated gross revenues of $124,000 in fiscal 2000 (1999: $11,000) of which $27,000 were recognized as earned revenues in the year ended December 31, 2000 (1999: $400). The balance of these revenues is being deferred over the life of the contracts. Similarly, direct costs associated with the sale of service contracts are being recognized pro rata over the life of the contracts.

Stamford commenced reinsuring contractual liability insurance policies from one United States carrier that is rated Excellent by A.M. Best in the quarter ended December 1999 generating approximately $1,066,000 in gross premiums in fiscal 2000 (1999: $300,000). $505,000 of such premiums were recognized as earned revenue in fiscal 2000 (1999: $12,000). Policy acquisition costs were $133,000 in the year ended December 31, 2000 (1999: $38,000) of which $40,000 was expensed at December 31, 2000 (1999: $2,000). Losses charged to operations totaled $86,000 in fiscal 2000 (1999: $5,000).

General and administrative expenses totaled $2,562,000 during the year ended December 31, 2000 as compared to $1,061,000 for fiscal 1999, an increase of $1,501,000 or 141.5%. The increase is primarily due to increases in advertising costs ($881,000), staff costs and director's fees ($191,000), professional fees ($89,000) and depreciation and amortization charges ($73,000). The increase in advertising expense is the result of the Company's effort to promote its Web site and general brand recognition to the consumer market via radio, print and internet promotions. The increase in payroll costs is primarily due to the appointment of a Chief Financial Officer and a Chief Information Officer in June 2000. During fiscal 2000 the Company completed a registration statement on Form S-1 to facilitate the raising of additional capital resulting in an increase in legal fees of $49,000. The increase in depreciation and amortization charges is the result of depreciating the Company's web site software for a full year in fiscal 2000.

Interest income totaled $169,000 in fiscal 2000 as compared to $8,000 in fiscal 1999 reflecting the investment of the net proceeds of the Company's equity private placement in late 1999 and early 2000. Interest expense decreased from $65,000 in the twelve months ended December 31, 1999 to $10,000 in fiscal 2000. Investment gains from marketable securities totaled $111,000 in the twelve months ended December 31, 2000 (1999: nil).

Preferred stock dividend accrual in fiscal 2000 was $48,000 as compared to $57,000 in fiscal 1999. The year-on-year decrease is due to a reduction in the average number of Series A Preferred Shares outstanding during fiscal 2000.

FISCAL 1999 COMPARED TO FISCAL 1998

The Company did not generate any operating revenues until the fourth quarter of fiscal 1999, when Stamford commenced generating re-insurance premium revenues and the Company began the sale of its extended warranty/service contract products over the Internet. The Company's Internet business recorded gross revenues in fiscal 1999 of $11,000 resulting in earned revenues of $400 with the balance deferred over the life of the related contracts. Stamford generated gross revenues of approximately $300,000 of which $288,000 reflected as unearned revenue at December 31, 1999.

General and administrative expenses totaled $1,071,000 during the year ended December 31, 1999 as compared to $481,000 for the twelve months ended December 31, 1998, an increase of $590,000 or 122.7%. The increase is primarily due to increases in advertising costs ($253,000), staff costs ($173,000), Web site development ($98,000) and depreciation and amortization ($78,000). The increase in advertising is due to Internet Banner Ad promotions. The increase in payroll costs is primarily due to the appointment of a Chief Executive Officer in February 1999 and the President and his assistant for a full year. The website development and depreciation and amortization increases are due to a full year's activity in fiscal 1999.

Interest income totaled $8,000 in fiscal 1999 as compared to $38,000 in the twelve months ended December 31, 1998. Interest expense increased from $1,000 in the twelve months ended December 31, 1998 to $65,000 in fiscal 1999. The reduction in interest income and increase in interest expense is the result of the cash, cash equivalents , and investments used to fund the Company's increased operating costs in 1999 and the incurrence of $98,000 in debt to fund property asset additions.

Preferred stock dividend accrual in fiscal 1999 was $57,000 as compared to $60,000 for the twelve months ended December 31, 1998. The year-on-rear decrease is due to a reduction in the average Series A Preferred Shares outstanding during fiscal 1999.

FISCAL 1998 COMPARED TO FISCAL 1997

During the period March 1996 through March 1998, the Company's primary activity was to engage in three private securities offerings, and to settle and pay off certain of its then outstanding liabilities. The Company recorded operating losses in the year ended March 31, 1998 of $222,000 (1997 $252,000), before interest expense and preferred stock dividends. Such losses arose from general and administrative expenses, which principally comprised professional fees, travel expenses and general office costs.

LIQUIDITY AND CAPITAL RESOURCES

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated:

                                                              Twelve Months Ended

                                                 December 31, 2000               December 31, 1999
Cash used in
Operating Activities                                  $ (1,975,961)                     $ (359,117)

Cash used in
Investing activities                                      (374,614)                     (2,547,301)

Cash provided by financing activities                    1,184,108                       4,339,578

The Company incurred a net loss of $2,075,376 in fiscal 2000. Such loss adjusted for non-cash items such as depreciation and amortization charges $155,641, deferred revenues (net of deferred acquisition costs) $431,000, gains on marketable securities ($110,831), preferred stock dividend accrual $48,211, loss reserves $112,318 and other non cash items totaling $30,877 coupled with the reduction of $411,825 in accrued expenses and a net increase in other assets of $156,076 resulted in funds used in operating activities totaling $1,975,961 for the year ended December 31, 2000, net of working capital movements.

The fiscal 2000 net cash used in investing activities comprised a reclassification of $817,265 of Stamford's cash and cash equivalents to restricted cash as required by industry regulations in light of the business recorded during the year ended December 31, 2000. Additionally, the Company invested $25,285 in property assets and realized $467,936 upon the sale of marketable securities.

To meet its cash requirements during fiscal 2000, the Company relied on the net proceeds of the sale of shares of common stock in equity private placements, primarily in December 1999 ($4,254,236), and January/February 2000 ($1,206,770). Additionally, in the fourth quarter of fiscal 1999 and the twelve months ended December 31, 2000, the Company generated revenues from its Internet and re-insurance businesses, both earned and unearned, of approximately $312,000 and $1,190,000 respectively. These funds were utilized to partially fund the Company's operating expenses.

The Company has no contracted capital expenditure commitments in place. However, the Company will need to invest approximately $200,000 during fiscal 2001 to maintain and promote its web site.

As of December 31, 2000 the Company had cash and cash equivalents totaling $473,006. Additionally, it had Treasury Notes totaling $2,376,214. The company will continue to rely on its cash reserves and Treasury Note investments during the first half of fiscal 2001 to fund its operations. Thereafter, management anticipates that sufficient funds will be provided by ongoing operations to meet the Company's funding requirements.

The Company plans to improve operating cash flow significantly in fiscal 2001 by reducing its advertising spending from approximately $1,134,000 in fiscal 2000 to less than $200,000 in fiscal 2001 and by focusing on strategic partnerships and co-op advertising programs to promote its products and services and consumer awareness. There can be no assurance given that the Company will be successful in its efforts to enter into strategic partnerships or that it will be able secure alternative sources of funding, if required, in the future.

INFLATION

The Company does not believe that its operations have been materially influenced by inflation in the fiscal year ended December 31, 2000, a situation which is expected to continue for the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

This information is submitted in a separate section of this Report. See pages F-1, et. seq.


ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following table sets forth certain information regarding the directors and executive officers of the Company as of March 17, 2001:


NAME                                 AGE            POSITION
----                                 ---            --------
James J. Fyfe (1)                    46             Chairman of the Board of Directors
Robert F. Benoit (2)                 43             Director and Chief Executive Officer
Robert H. Hutchins                   72             Director
John L. King                         57             Vice President, Chief Financial Officer
David H. Boltz                       48             Vice President, Chief Information Officer
Paul L. Harrison (1)(2)              39             Director
Joseph P. Raftery (1)(2)             57             Director

--------------------------------------------------------------------------------
(1)      Member of the Audit Committee
(2)      Member of the Compensation Committee


James J. Fyfe
Chairman of the Board of Directors

Mr. Fyfe has served as a director of the Company since May 1995. He became Chairman of the Board in April 2000. From May 1995 until May 1998, Mr. Fyfe served as Vice President and Chief Operating Officer of the Company. Mr. Fyfe has been a director of Machine Vision Holdings, Inc., an intelligent automation technology software company, since January 1998 and of Transmedia Asia Pacific, Inc., a member benefit loyalty marketing company, since October 1999. From August 1996 to August 1997, Mr. Fyfe was an outside director of Medical Laser Technologies, Inc.

Robert F. Benoit
Director and Chief Executive Officer

Mr. Benoit has served as Chief Executive Officer of the Company since September 1999 and Secretary since June 1999. He was Executive Vice President and Chief Operating Officer from February 1999 to September 1999. From May 1996 to February 1999, Mr. Benoit was a business analyst at Warrantech Automotive, Inc., a service contract provider, in Euless, Texas, where he served as project leader for Internet applications. From October 1995 to May 1996, Mr. Benoit served as the corporate accounting manager responsible for the non-bank subsidiaries of Shawmut Bank, National Association.

Robert H. Hutchins
Director

Mr. Hutchins has served as director and the President and Principal Financial Officer of the Company since May 1998. Effective December 31, 2000 Mr. Hutchins retired as President and Principal Financial Officer. Mr. Hutchins was employed by Warrantech Automotive, Inc. as National Claims Manager, from May 1995 to May 1998. Prior to joining Warrantech, he spent 45 years in the property and casualty reinsurance industry in various executive and management positions.

John L. King
Vice President and Chief Financial Officer

Mr. King has served as the Vice President, Chief Financial Officer of the Company since June 2000. From January 1996 to June 2000, Mr. King was an independent business consultant. From May 1993 to December 1995, Mr. King was the Chief Financial Officer for Advacare, Inc., a health care billings company based in Dallas, Texas. From April 1989 to April 1993, Mr. King served as a division controller of Conner Peripherals, Inc., based in Orlando, Florida.

David H. Boltz, PHD
Vice President and Chief Information Officer

Mr. Boltz has served as Vice President , Chief Information Officer of the Company since June 2000. From May 1991 to June 2000, Dr. Boltz was an independent business consultant operating as Language Engineering Services, where he was engaged in providing business technology consulting services and information management services to numerous firms in Dallas/Ft. Worth Metroplex.

Paul L. Harrison
Director

Mr. Harrison was elected as a director of the Company in June 2000. He has been a director of Transmedia Europe, Inc., a member benefit loyalty marketing company, since June 1996. Mr. Harrison was also President, Principal Financial and Accounting Officer and Secretary of Transmedia Asia Pacific, Inc., also a member benefit loyalty marketing company, until October 1999. From May 1994 until June 1997, he was a business and financial consultant to Transmedia Europe, Inc.

Joseph P. Raftery
Director

Mr. Raftery was elected as a director of the Company in June 2000. He has been an independent business consultant since 1998. From 1990 to 1998, Mr. Raftery was Chairman and a member of the Board of Directors and President of BankAmerica Insurance Group, Inc., a subsidiary of BankAmerica Corp. based in San Diego, California.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid during the three years ended December 31, 2000 to the Company's Chief Executive Officer. No other executive officer of the Company earned in excess of $100,000 for services rendered during fiscal 2000.



                           SUMMARY COMPENSATION TABLE


                                                                            ANNUAL          LONG-TERM              OTHER
                                                                      COMPENSATION       COMPENSATION       COMPENSATION

 NAME AND PRINCIPAL POSITION                 NOTES    FISCAL                SALARY      OPTIONS/SAR'S          ALL OTHER
                                                        YEAR                                                COMPENSATION
 Robert F. Benoit                          (1)(2)       2000              $ 96,154             75,000            $ 5,800
 Chief Executive Officer                                1999                62,019            125,000              4,000
 (Appointed March 1, 2000)                              1998                     -                  -                  -

 Robert H. Hutchins                        (1)(3)       2000                85,000                  -              4,800
 President and Principal Financial                      1999                85,000                  -              4,000
 Officer                                                1998                49,038                  -              3,200



Notes:

(1)      All other compensation comprises monthly automobile allowances.
(2) Fiscal 1999 relates to the period from February 15, 1999, when Mr. Benoit first joined the Company to December 31, 1999.
(3) Fiscal 1998 relates to the period from May 18, 1998, when Mr. Hutchins first joined the Company to December 31, 1998.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                    Individual Grants
                           ---------------------------------------------------------------
                                               Percent Of                                        Potential Realizable
                            Number Of            Total                                             Value at Assumed
                            Securities        Options/SARs                                      Annual Rates Of Stock
                           Underlying         Granted To        Exercise of                     Price Appreciation For
                           Options/SARs       Employees In       Base Price     Expiration           Option Term
Name                        Granted (#)       Fiscal Year         ($/Sh)           Date          5%($)       10%($)
(a)                            (b)                (c)              (d)             (e)           (f)          (g)
Robert F. Benoit.....        75,000               28%             $1.097        2/15/2010       $ 51,975     $132,975
David H. Boltz.......       100,000               36%             $1.940        6/26/2005       $ 53,500     $118,340
John L. King.........       100,000               36%             $1.880        6/27/2005       $ 51,840     $114,675

DIRECTOR COMPENSATION

Pursuant to the 1998 Independent director Compensation Plan, each director who is not an officer or employee of the Company is entitled to receive compensation of $2,500 per calendar quarter plus 500 shares of common stock per calendar quarter of board service, in addition to reimbursement of travel expenses. Outside directors are entitled to be compensated for committee service at $500 per calendar quarter plus 125 shares of common stock per calendar quarter.
All directors are entitled to receive options to purchase 1,500 shares of common stock each May under the Company's 1992 Stock Option Plan for Directors. The Company deferred the grant of such options that otherwise would have been granted in May 1999 and 2000.

                   SECTION 16 BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. These persons are required by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on our review of these reports and written representations furnished to us, we believe that in 2000 each of the reporting persons complied with these filing requirements except as follows: Mssrs. James Fyfe (500 shares), Paul Harrison (625 shares), and Joseph Raftery (625 shares) received automatic awards of common stock on October 23, 2000, under the Company's 1998 Independent Director Compensation Plan. These awards inadvertently were not reported timely on Form 5s for 2000. Mr. Harrison inadvertently did not timely file a Form 3 reporting his election as a director. Mr. Robert Benoit filed a Form 5 late to report an employee incentive stock option awarded to him in September 1999. Mr. John King filed a late Form 3 reporting his appointment as an officer and one Form 4 reporting his purchase of stock on the open market.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as to the number of shares of Common Stock beneficially owned, as of January 11, 2001, by (i) each beneficial owner of more than five percent of the outstanding Common Stock, (ii) each current named executive officer and director and (iii) all current executive officers and directors of the Company as a group. All shares are owned both beneficially and of record unless otherwise indicated. Unless otherwise indicated, the address of each beneficial owner is c/o Corniche Group Incorporated, 610 South Industrial Boulevard Suite 220, Euless, Texas 76040.

              NUMBER AND PERCENTAGE OF SHARES OF COMMON STOCK OWNED


                                                                                                       PERCENTAGE
                                                                          # OF SHARES             OF COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER                    NOTES      BENEFICIALLY OWNED          BENEFICIALLY OWNED
                                                                                                      (SEE NOTE 1)
Pictet & Cie Nominees
Cie 29 Blvd.                                                                2,915,000                       13.1%
Georges Favon 1204
Geneva Switzerland

Joel San Antonio
56 North Stanwich Road                                                      3,752,500                       16.8%
Greenwich, CT 06831

James J. Fyfe                                             (2)                 108,500                        0.5%

Robert F. Benoit                                                                5,000                  See Note 3

Robert H. Hutchins (4)                                                        150,000                        0.7%

John L. King                                                                    2,000                  See Note 3

David Boltz                                                                         0                        0.0%

Paul L. Harrison                                                                1,250                  See Note 3

Joseph P. Raftery                                                               1,250                  See Note 3

All current directors and officers
as a group (seven persons)                                (2)                 268,000                        1.2%


Notes:

(1)   Based on 22,280,120 shares of common stock outstanding on March 7, 2001.
(2)   Includes 3,000 currently exercisable options to purchase common stock.
(3)   Less than 0.1%.
(4) Held by Mr. Hutchins as co-trustee for a living trust, with Mr. And Mrs. Hutchins as the beneficiaries.
(5) Two shareholders own 20,000 shares of Series B Preferred Stock as of March 7, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May 1998, the Company issued 765,000 shares of Series B Preferred Stock to certain of the Company's executive officers and directors in exchange for $76,500 in cash and issued 10,000 of Series B Preferred Stock to James J. Fyfe a director of the Company in consideration for services rendered to the Company.

In September 1998, the Company purchased Stamford from Warrantech Corporation for $37,000 in cash. Joel San Antonio, then Acting Chairman of the Board of Directors of the Company and a principal stockholder of the Company, is also a significant stockholder and Chief Executive Officer, President and Chairman of the Board of Directors of Warrantech Corporation.

In addition, during fiscal 1998 the Company paid Warrantech Corporation approximately $42,000 to reimburse Warrantech Corporation for expenses incurred in connection with the preliminary development of the Company's Web site.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are being filed as part of this Report:

(a)(1)   Financial Statements:

         Corniche Group Incorporated
         See "Index to Financial Statements" contained in Part II, Item 8

(a)(2)   Financial Statement Schedules:

         II       Schedule of Valuation and Qualifying Accounts

(a)(3)   Exhibits:

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


REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter of fiscal 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CORNICHE GROUP INCORPORATED


                                            By:   /s/ John L. King
                                                  -----------------------------
                                                  John L. King, Vice President


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signatures                                  Title                                                Date
----------                                  -----                                                ----
/s/ Robert Benoit                           Director and Chief Executive Officer                 April 12, 2001
------------------------------------             (Principal executive officer)
ROBERT BENOIT

/s/ John L. King                            Vice President and Chief Financial Officer           April 12, 2001
------------------------------------             (Principal financial and accounting officer)
JOHN L. KING


/s/ James J. Fyfe                           Chairman of the Board and Director                   April 12, 2001
------------------------------------
JAMES J. FYFE


/s/ Paul L. Harrison                        Director                                             April 12, 2001
------------------------------------
PAUL L. HARRISON


/s/ Joseph P. Raftery                       Director                                             April 12, 2001
------------------------------------
JOSEPH P. RAFTERY


/s/Robert H. Hutchins                       Director                                             April 12, 2001
------------------------------------
ROBERT H. HUTCHINS

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                                DECEMBER 31, 2000






                                     INDEX




                                                                                                        Page No.
                                                                                                        --------
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ..............................................          F-2


FINANCIAL STATEMENTS:

       Consolidated Balance Sheets at December 31, 2000 and 1999 ................................          F-3

       Consolidated Statements of Operations
          For the Years Ended December 31, 2000 and 1999 and
          For the Nine Months Ended December 31, 1998 ...........................................          F-4

       Consolidated Statements of Convertible Redeemable Preferred Stock,
          Common Stock, Other Stockholders' Equity and Accumulated Deficit
          For the Years Ended December 31, 2000 and 1999 and For the Nine
          Months Ended December 31, 1998 ........................................................          F-5

       Consolidated Statements of Cash Flows
          For the Years Ended December 31, 2000 and 1999 and For the Nine
          Months Ended December 31, 1998 ........................................................       F-6 - F-7

Notes to Financial Statements ...................................................................       F-8 - F-22

Schedule II - Valuation of Qualifying Accounts
  For the Years Ended December 31, 2000 and 1999 and For the Nine
  Months Ended December 31, 1998 ................................................................         F-23

                [WEINICK SANDERS LEVENTHAL & CO., LLP LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Corniche Group Incorporated

We have audited the accompanying consolidated balance sheets of Corniche Group Incorporated and Subsidiary as at December 31, 2000 and 1999, and the related statements of operations, redeemable preferred stock, common stock, other stockholders' equity and accumulated deficit, and cash flows for the years ended December 31, 2000 and 1999 and for the nine months ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corniche Group Incorporated and Subsidiary as at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and for the nine months ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statements schedules for the years ended December 31, 2000 and 1999 and for the nine months ended December 31, 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                    /s/ WEINICK SANDERS LEVENTHAL & CO., LLP

New York, New York
February 8, 2001

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                December 31,
                                                                        ---------------------------
                                                                            2000            1999
                                                                        -----------     -----------
                                     ASSETS
Current assets:
  Cash and equivalents                                                  $   473,006     $ 1,639,473
  Marketable securities                                                   2,376,214       2,733,319
  Prepaid expenses                                                          236,048          71,622
                                                                        -----------     -----------
        Total current assets                                              3,085,268       4,444,414

Restricted cash                                                             817,265              --
Property and equipment, net                                                 525,866         655,002
Deferred acquisition costs                                                  169,821          41,946
License, net of accumulated amortization                                     15,557          16,777
Other assets                                                                  4,175          12,525
                                                                        -----------     -----------

                                                                        $ 4,617,952     $ 5,170,664
                                                                        ===========     ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Dividends payable - preferred stock                                   $   290,143     $   288,334
  Accounts payable, accrued expenses
    and other current liabilities                                           150,045         561,870
  Current portion of long-term debt                                          23,459          22,662
                                                                        -----------     -----------
        Total current liabilities                                           463,647         872,866
                                                                        -----------     -----------

Unearned revenues                                                           857,776         298,801
                                                                        -----------     -----------
Loss reserves                                                               112,318              --
                                                                        -----------     -----------
Long-term debt                                                               53,132          76,591
                                                                        -----------     -----------
Series A Convertible Preferred Stock:
  Series A $0.07 cumulative convertible
    preferred stock - stated value - $1.00 per share,
    authorized - 1,000,000 shares, outstanding -
    681,174 shares at December 31, 2000
    and 810,054 shares at December 31, 1999                                 681,174         810,054
                                                                        -----------     -----------
Convertible Redeemable Preferred Stock, Common Stock,
    Other Stockholders' Equity and (Accumulated Deficit):
  Preferred stock - authorized - 5,000,000 shares,
  Series B convertible redeemable preferred stock, $.01 par value
    Authorized - 825,000 shares - outstanding - 20,000 shares
      at December 31, 2000 and 825,000 shares at December 31, 1999              200           8,250

    Common stock, $.001 par value, authorized - 75,000,000 shares
      Issued and outstanding - 22,280,120 at December 31, 2000
      and 12,513,127 at December 31, 1999                                    22,280          12,513
    Additional paid-in capital                                            8,830,489       7,421,944
    Additional paid-in capital - stock options                                2,667              --
    Accumulated deficit                                                  (6,405,731)     (4,330,355)
                                                                        -----------     -----------
        Total convertible redeemable preferred
          stock, common stock, other stockholders'
          equity and (accumulated deficit)                                2,449,905       3,112,352
                                                                        -----------     -----------
                                                                        $ 4,617,952     $ 5,170,664
                                                                        ===========     ===========


          See accompanying notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              For the Nine
                                              For the Years Ended             Months Ended
                                                  December 31,                December 31,
                                        -------------------------------       ------------
                                            2000               1999               1998
                                        ------------       ------------       ------------
Earned revenues                         $    531,757       $     12,854       $         --

Direct costs                                 266,812              7,557                 --
                                        ------------       ------------       ------------

Gross profit                                 264,945              5,297                 --

Selling, general and
  administrative expenses                  2,562,074          1,060,668            428,157
                                        ------------       ------------       ------------

Operating loss                            (2,297,129)        (1,055,371)          (428,157)

Other income (expense):
  Interest income                            169,269             65,326             26,092
  Interest expense                           (10,136)            (8,361)              (886)
  Gain on marketable securities              110,831                 --                 --
                                        ------------       ------------       ------------
                                             269,964            (56,965)            25,206
                                        ------------       ------------       ------------

Net loss before preferred dividend        (2,027,165)        (1,112,336)          (402,951)

Preferred dividend                           (48,211)           (57,172)           (44,642)
                                        ------------       ------------       ------------
Net loss                                $ (2,075,376)      $ (1,169,508)      $   (447,593)
                                        ============       ============       ============


Net loss per share of common stock      $      (0.14)      $      (0.17)      $      (0.07)
                                        ============       ============       ============


Weight average number of
  common shares outstanding               14,902,184          6,905,073          6,367,015
                                        ============       ============       ============


                See accompanying notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK, COMMON STOCK,
               OTHER STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

               FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1998



                                              Series B                                          Additional
                                             Convertible                                         Paid-In
                                           Preferred Stock        Common Stock      Additional   Capital
                                          ------------------   -------------------    Paid-In      Stock   Accumulated
                                           Shares    Amount      Shares    Amount     Capital     Options    Deficit       Total
                                          --------  --------   ----------  -------  ----------  ---------- -----------  ----------

Balance at April 1, 1998 ...............        --  $     --    6,355,321  $ 6,355  $2,682,917         --  $(2,713,254) $  (23,982)
Adjustments to common stock ............        --        --        2,212        2          (2)        --          --           --
Issuance of Series B convertible
  preferred stock for cash .............   765,000     7,650           --       --      68,850         --          --       76,500
Issuance of Series B convertible
  preferred stock for services
  rendered .............................    60,000       600           --       --       5,400         --          --        6,000
Conversion of Series A convertible
  preferred stock into common stock ....        --        --       12,525       13      81,255         --          --       81,268
Series A convertible preferred
  stock dividend .......................        --        --           --       --          --         --     (44,642)     (44,642)
Net loss before preferred
  stock dividend .......................        --        --           --       --          --         --    (402,951)    (402,951)
                                          --------  --------   ----------  -------  ----------   --------  ----------   ----------
Balance at December 31, 1998 ...........   825,000     8,250    6,370,058    6,370   2,838,420         --  (3,160,847)    (307,807)
Issuance of common stock for
  interest and services rendered .......        --        --       55,000       55      57,664         --          --       57,719
Issuance of common stock for
  indebtedness .........................        --        --      208,738      209     252,973         --          --      253,182
Issuance of common stock for
  cash, net of offering costs ..........        --        --    5,875,835    5,876   4,248,360         --          --    4,254,236
Conversion of Series A convertible
  preferred stock into common stock ....        --        --        3,586        3      24,527         --          --       24,530
Series A convertible stock dividends ...        --        --           --       --          --         --     (57,172)     (57,172)
Net loss before preferred stock dividend        --        --           --       --          --         --  (1,112,336)  (1,112,336)
                                          --------  --------   ----------  -------  ----------   --------  ----------   ----------

Balance at December 31, 1999 ...........   825,000     8,250   12,513,217   12,513   7,421,944         --  (4,330,355)   3,112,352

Issuance of common stock
  for cash net of offering costs .......        --        --    1,676,250    1,676   1,205,094         --          --    1,206,770
Issuance of common stock
  for services .........................        --        --       16,000       16      28,194         --          --       28,210
Conversion of Series B convertible
  preferred stock into common stock ....  (805,000)   (8,050)   8,050,000    8,050          --         --          --           --
Conversion of Series A Convertible
  preferred stock into common stock ....        --        --       24,743       25     175,257         --          --      175,282
Compensatory effect of stock options ...     2,667     2,667
Series A convertible stock dividends ...        --        --           --       --          --         --     (48,211)     (48,211)
Net loss before preferred stock dividend        --        --           --       --          --         --  (2,027,165)  (2,027,165)
                                          --------  --------   ----------  -------  ----------   --------  ----------   ----------
Balance at December 2000 ...............    20,000  $    200   22,280,210  $22,280  $8,830,489      2,667  $(6,405,731) $2,449,905
                                          ========  ========   ==========  =======  ==========   ========  ==========   ==========


                 See accompanying notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  For the Year      For the Year      For the Nine
                                                     Ended             Ended          Months Ended
                                                  December 31,      December 31,      December 31,
                                                      2000              1999              1998
                                                  ------------      ------------      ------------
Cash flows from operating activities:
  Net loss                                        $(2,075,376)      $(1,169,508)      $  (447,593)
                                                  -----------       -----------       -----------
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Common shares and Series B preferred
      shares issued for interest expense
      and for services rendered                        28,210            57,719             6,000
    Compensatory element of stock options               2,667                --                --
    Series A preferred stock dividends                 48,211            57,172            44,642
    Depreciation and amortization                     155,641            82,338             3,435
    Unearned revenues                                 558,975           298,801                --
    Gain on marketable securities                    (110,831)               --                --
    Loss reserves                                     112,318                --                --
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances net of
        effects from purchase of Stamford
        Insurance Company, Ltd.:
      Deferred acquisition costs                     (127,875)          (41,946)               --
      Prepaid expenses and other receivables         (164,426)          (71,622)              179
      Other assets                                      8,350                --           (12,525)
      Accounts payable, accrued expenses
        and other current liabilities                (411,825)          427,929            82,729
                                                  -----------       -----------       -----------
  Total adjustments                                    99,415           810,391           124,460
                                                  -----------       -----------       -----------
Net cash used in operating activities              (1,975,961)         (359,117)         (323,133)
                                                  -----------       -----------       -----------
Cash flows from investing activities:
  Investment in marketable securities                 467,936        (2,105,144)         (628,175)
  Acquisition of property assets                      (25,285)         (442,157)          (25,745)
  Restricted cash                                    (817,265)               --                --
  Acquisition of subsidiary                                --                --           (37,000)
                                                  -----------       -----------       -----------
Net cash used in investing activities                (374,614)       (2,547,301)         (690,920)
                                                  -----------       -----------       -----------
Cash flows from financing activities:
  Net proceeds from issuance
    of capital stock                                1,206,770         4,254,236            76,500
  Net proceeds from long-term debt                         --            89,264                --
  Payments of capital lease obligations                (5,393)           (3,922)           (3,995)
  Payments of notes payable                           (17,269)               --                --
                                                  -----------       -----------       -----------
Net cash provided by financing activities           1,184,108         4,339,578            72,505
                                                  -----------       -----------       -----------
Net increase (decrease) in cash                    (1,166,467)        1,433,160          (941,548)

Cash balance acquired with
  purchase of subsidiary                                   --                --            18,797

Cash and cash equivalents
  at beginning of period                            1,639,473           206,313         1,129,064
                                                  -----------       -----------       -----------
Cash and cash equivalents
  at end of period                                $   473,006       $ 1,639,473       $   206,313
                                                  ===========       ===========       ===========


                 See accompanying notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                                             For the Year  For the Year  For the Nine
                                                Ended         Ended      Months Ended
                                             December 31,  December 31,  December 31,
                                                2000          1999          1998
                                             ------------  ------------  ------------
Supplemental Disclosures of Cash
     Flow Information:

  Cash paid during the period for:

     Income taxes                              $     --      $     --      $     --
                                               ========      ========      ========
     Interest                                  $ 10,136      $ 35,193      $    886
                                               ========      ========      ========
Supplemental Schedules of Noncash
     Investing and Financing Activities:

  Issuance of preferred and common
     stock for services rendered               $ 28,210      $ 30,000      $  6,000
                                               ========      ========      ========
  Compensatory element of stock options        $  2,667      $     --      $     --
                                               ========      ========      ========
  Net accrual of dividends on
     Series A preferred stock                  $ 48,211      $ 57,172      $ 28,517
                                               ========      ========      ========
  Series A preferred stock and
     dividends thereon converted to
     common stock and additional
     paid-in capital upon conversion           $175,282      $ 24,530      $ 81,268
                                               ========      ========      ========
  Issuance of common stock for indebtedness    $     --      $253,182      $     --
                                               ========      ========      ========
  Issuance of common stock for interest        $     --      $ 27,719      $     --
                                               ========      ========      ========
  Property assets acquired under
     capital lease obligations                 $     --      $     --      $ 17,806
                                               ========      ========      ========


                See accompanying notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AS AT DECEMBER 31, 2000 AND 1999 AND
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999,
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1998


NOTE  1 -  THE COMPANY.

                             Corniche Group Incorporated (hereinafter referred
                 to as the "Company" or "CGI") was incorporated in Delaware on September 18, 1980 under the name Fidelty Medical Services, Inc. On July 28,1983 the Company changed its name to Fidelty Medical, Inc. From its inception through March 1995, the Company was engaged in the development, design, assembly, marketing, and sale of medical imaging products. As a result of a reverse acquisition with Corniche Distribution Limited and its Subsidiaries ("Corniche") was engaged in the retail sale and wholesale distribution of stationery products and related office products, including office furniture, in the United Kingdom. Effective March 25, 1995, the Company sold its wholly-owned medical imaging products subsidiary. On September 28, 1995 the Company changed its name to Corniche Group Incorporated. In February 1996, the Company's United Kingdom operations were placed in receivership by their creditors. Thereafter, through May 1998, the Company had no activity.

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

                             On September 30, 1998, the Company acquired all of
                 the capital stock of Stamford Insurance Company, Ltd. ("Stamford") from Warrantech Corporation ("Warrantech") for $37,000 in cash in a transaction accounted for as a purchase. Warrantech's chairman is the former chairman of the Company. Stamford was charted under the Laws of, and is licensed to conduct business as an insurance company by, the Cayman Islands. Although Stamford has incurred expenses since its inception, it first generated revenues in the fourth quarter of 1999. Stamford is a property and casualty reinsurance company writing reinsurance coverages for one domestic carrier's consumer products service contracts. The domestic carrier was rated Excellent by A.M. Best. In the fourth quarter of 2000, the relationship with the carrier was terminated. Stamford will continue to receive premiums through February 2000 for business written prior to termination. At present, Stamford has not been able to obtain any additional reinsurance relationship.

                             The unaudited consolidated combined results of
                 operations, on a pro forma basis as though Stamford has been acquired for the nine months ended December 31, 1998, is as follows:


     Revenues                $      --
                             =========

     Costs and expenses      $ 511,335
                             =========

     Net loss                $(527,991)
                             =========

     Net loss per share      $   (0.08)
                             =========

                             At December 31, 2000 and 1999, Stamford's total net
                 assets consisted of the following:

                                       2000            1999
                                    ----------      ----------
Assets:
  Cash and equivalents              $  387,402      $  384,849
  Restricted cash                      817,265              --
  Accounts receivable                  236,780              --
  Deferred acquisition costs            92,871          35,568
  Licenses, net of accumulated
    amortization                        15,557          16,777
                                    ----------      ----------
                                     1,549,875         437,194
                                    ----------      ----------

Liabilities:
  Current liabilities                    5,222           5,021
  Loss reserve                         112,318           5,000
  Unearned premiums                    742,968         283,086
                                    ----------      ----------
                                       860,508         293,107
                                    ----------      ----------

Net assets                          $  689,367      $  144,087
                                    ==========      ==========

                             Cash and restricted cash of $923,405 and $262,863
                 were on deposit in a United States domestic bank at December 31, 2000 and 1999, respectively.



NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

                  (a) Basis of Presentation:

                             On February 4, 1999, the Board of Directors
                 approved a resolution to change the Company's fiscal year-end from March 31, to December 31. The accompanying financial statements as at and for the year ended December 31, 1999 reflect the consolidated financial position and consolidated results of operations and cash flows of the Company and its wholly owned subsidiary, Stamford, for the year ended December 31, 1999.

                             The financial statements for the nine months ended
                 December 31, 1998 reflect the consolidated results of operations and cash flows of the Company for the nine months ended December 31, 1998 and its wholly owned subsidiary from its acquisition on September 30, 1998 to December 31, 1998. All material intercompany transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

         (b) Use of Estimates:

                The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         (c) Cash Equivalents:

                Short-term cash investments, which have a maturity of ninety days or less when purchased, are considered cash equivalents in the statement of cash flows.

         (d) Concentrations of Credit-Risk:

                Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and marketable securities. The Company places it domestic operations cash accounts with high credit quality financial institutions, which at times may be in excess of the FDIC insurance limit. The Company's subsidiary places its cash in the Cayman Island subsidiaries of domestic banks whose net worth exceeds $100,000,000. The Company's marketable securities are primarily comprised of investments in U. S. Treasury notes.

         (e) Marketable Securities:

                Marketable securities are classified as trading securities and are reported at market value. At December 31, 2000, marketable securities are comprised of U.S. Treasury bills whose cost approximated their market value. And, at December 31, 1999, marketable securities were comprised of state and local municipal bonds whose cost approximated their market value.

         (f) Property and Equipment:

                The cost of property and equipment is depreciated over the estimated useful lives of the related assets of 3 to 5 years. The cost of computer software programs is amortized over their estimated useful lives of five years. Depreciation is computed on the straight-line method. Repairs and maintenance expenditures that do not extend original asset lives are charged to income as incurred.

         (g) Intangibles:

                The excess of the purchase price for the capital stock of Stamford over the net assets acquired has been attributed to the subsidiary's license to conduct business as an insurance carrier in the Cayman Islands. Amortization charged to operations in fiscal 2000 and 1999 was $1,220, respectively, and in the nine months ended December 31, 1998 was $305.

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

         (i) Fair Value of Financial Statements:

                The Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The statement requires that the Company recognizes and measures impairment losses of long-lived assets, certain identifiable intangibles, value long-lived assets to be disposed of and long-term liabilities. At December 31, 2000 and 1999, the carrying values of the Company's other assets and liabilities approximate their estimated fair values.

         (j) Advertising Costs:

                The Company expenses advertising costs as incurred. Advertising costs amounted to $1,133,987 in fiscal 2000 and $252,983 in fiscal 1999 and none for the nine months ended December 31, 1998.

         (k) Earnings Per Share:

                The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share. Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented as it is anti-dilutive in all periods.

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

         (m) Revenue Recognition:

                Stamford's reinsurance premiums are recognized on a pro rata basis over the policy term. The deferred policy acquisition costs are the net cost of acquiring new and renewal insurance contracts. These costs are charged to expense in proportion to net premium revenue recognized. The provisions for losses and loss-adjustment expenses include an amount determined from loss reports on individual cases and an amount based on past experience for losses incurred but not reported. Such liabilities are necessarily based on estimates, and while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings currently. At December 31, 2000, Stamford has $817,265 of cash on deposit in a domestic United States bank that is restricted for the payment of future losses, if any.

                The parent company sells via the Internet through partner-ships and directly to consumers extended warranty service contracts for seven major consumer products or stores. The Company recognizes revenue ratably over the length of the contract. The Company purchases insurance to fully cover any losses under the service contracts from a domestic carrier . The insurance premium and other costs related to the sale are amortized over the life of the contract.

NOTE 3 - PROPERTY AND EQUIPMENT.

                Property and equipment consists of the following:

                                                                December 31,
                                                         -----------------------
                                                           2000           1999
                                                         --------       --------
Computer equipment                                       $124,690       $116,660
Furniture and fixtures                                     23,829         23,266
Computer software                                         599,277        582,585
                                                         --------       --------
                                                          747,796        722,511
Less:  Accumulated depreciation                           226,382         77,896
                                                         --------       --------
                                                          521,414        644,615
                                                         --------       --------

Equipment property under capital lease                     17,806         17,806

Less:  Accumulated depreciation                            13,354          7,419
                                                         --------       --------
                                                            4,452         10,387
                                                         --------       --------

                                                         $525,866       $655,002
                                                         ========       ========

                Depreciation and amortization charged to operations were $154,421, $81,118 and $3,130 for the years ended December 31, 2000 and 1999, for the nine months ended December 31, 1998, respectively.

                The estimated present value of the capital lease obligations at December 31, 2000 reflects imputed calculated at 12.7% and 19.32%. The obligations are payable in equal monthly installments through January 2002 as follows:

               Years Ending
               December 31,
               ------------
                   2001                       $5,181
                   2002                          317
                                              ------
                                               5,498
Amount representing interest                     907
                                              ------

Present value of minimum
  lease payments                               4,591
Present value of minimum lease
  payments due within one year                 4,294
                                              ------

Present value of minimum lease
  payments due after one year                 $  297
                                              ======

                The aggregate maturities of the present value of the minimum lease obligations is as follows:

       Years Ending
       December 31,
       ------------
          2001                                $4,294
          2002                                   297
                                              ------

                                              $4,591
                                              ======

NOTE 4 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

                Accounts payable, accrued expenses and other current liabilities at December 31, 2000 and 1999 are as follows:

                                                        2000              1999
                                                      --------          --------
Accrued offering costs                                $     --          $419,120
Accrued professional fees                               59,824            41,534
Advertising                                                308            69,427
Other                                                   53,173            31,789
Payroll related                                         36,740                --
                                                      --------          --------

                                                      $150,045          $561,870
                                                      ========          ========

NOTE 5 - NOTES PAYABLE.

                In October 1999 the Company sold to accredited investors 10 units of its promissory notes and common stock for $25,025 each. Each unit was comprised of a 5% interest bearing $25,000 note and 25,000 shares. The variance between the fair market value of the 25,000 common shares issued in the aggregate of $27,969 and the cash received of $250 was deemed to be additional interest and was charged to operations over the life of the notes. The notes were repaid in full by December 31, 1999. At December 31, 1999, accrued interest on the notes of $3,025 remained outstanding and was repaid in January, 2000. The effective weighted average interest rate of the notes during the period they were outstanding was 49.2%.

NOTE 6 - LONG-TERM DEBT.

                Long-term debt consists of the following:

                                                              2000        1999
                                                             -------     -------
Capital lease obligations (see Note 3)                       $ 4,591     $ 9,983
Bank note payable in equal monthly installments
  of $2,043 including interest at 8.75%,
  collateralized by computer equipment having
  an undepreciated cost of $78,907                            72,000      89,270
                                                             -------     -------

                                                              76,591      99,253
Portion payable within one year                               23,459      22,662
                                                             -------     -------

                                                             $53,132     $76,591
                                                             =======     =======


                  The aggregate maturities of the obligations is as follows:

         Years Ending
         December 31,
         ------------
            2001                   $23,459
            2002                    20,616
            2003                    22,525
            2004                     9,991
                                   -------

                                   $76,591
                                   =======

NOTE 7 - SERIES A CONVERTIBLE PREFERRED STOCK.

                In connection with the settlement of a securities class action litigation in 1994, the Company issued 1,000,000 shares of Series A $0.07 Convertible Preferred Stock (the "Series A Preferred Stock") with an aggregate value of $1,000,000. The following summarizes the terms of Series A Preferred Stock as more fully set forth in the Certificate of Designation. The Series A Preferred Stock has a liquidation value of $1 per share, is non-voting and convertible into common stock of the Company at a price of $5.20 per share. Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends of $0.07 per share, per year, payable semi-annually. Until November 30, 1999 the Series A Preferred Stock was callable by the Company at a price of $1.04 per share, plus accrued and unpaid dividends, and thereafter at a price of $1.05 per share, plus accrued and unpaid dividends. In addition, if the closing price of the Company's common stock exceeds $13.80 per share for a period of 20 consecutive trade days, the Series A Preferred Stock is callable by the Company at a price equal to $0.01 per share, plus accrued and unpaid dividends. The Certificate of Designation for the Series A Preferred Stock also states that at any time after December 1, 1999 the holders of the Series A Preferred Stocks may require the Company to redeem their shares of Series A Preferred Stock (if there are funds with which the Company may do so) at a price of $1.00 per share. Notwithstanding any of the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. During the years ended December 31, 2000 and 1999, 128,880 and 18,711, respectively, shares of Series A Preferred Stock were converted into 24,743 and 3,586, respectively, shares of common stock. During the nine months ended December 31, 1998, 65,143 shares of the Series A Preferred Stock were converted into 12,525 shares of common stock. At December 31, 2000, 681,174 shares of Series A Preferred Stock were outstanding, and accrued dividends on these outstanding shares are $290,143.

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

                The holder of any share of Series B Convertible Redeemable Preferred Stock has the right, at such holder's option (but not if such share is called for redemption), exercisable on or after September 30, 2000, to convert such share into ten (10) fully paid and non-assessable shares of common stock (the "Conversion Rate"). The Conversion Rate is subject to adjustment as stipulated in the Agreement. Upon liquidation, the Series B Stock would be junior to the Corporation's Series A Preferred Stock and would share ratably with the common stock with respect to liquidating distributions. During the year ended December 31, 2000, holders of 805,000 shares of the Series B Preferred Stock converted their shares into 8,050,000 shares of the Company's common stock. At December 31, 2000, 20,000 Series B Preferred Shares were issued and outstanding.

                The Company's right to repurchase or redeem shares of Series B Stock was eliminated in fiscal 1999 pursuant to the terms of the Agreement and the Certificate of Designation.

         (b) Common Stock:

                The stockholders at the 2000 annual meeting approved amending the authorized common stock to 75 million shares from the 30 million shares.

                Commencing in May 1999 through July 1999, the Company sold 688,335 shares of its common stock to accredited investors for $538,492 net of offering costs. In December 1999, accredited investors purchased 5,187,500 shares of the Company's common stock for $3,715,744, net of offering costs. From January 1, 2000 through February 15, 2000, additional investors acquired 1,676,250 shares of the Company's common stock for approximately $1,206,000, net of offering costs.

                The Company in 1999 issued 5,000 shares of its common stock whose fair value was $5,000 to its President as a signing bonus that was charged to operations at the time of issuance. The Company also issued in 1999, 25,000 shares of its common stock whose fair value was $25,000 at the date of issuance to a public relations consultant for future services. The arrangement with the consultant was terminated in 1999 and the fair value of the shares was charged to operations in 1999.

                The Company in 2000 issued 3,000 shares of its common stock whose fair value was $7,688 to a consultant for promotional activities. The Company also issued 13,000 shares of its common stock whose fair value was $20,522 to its past and present board members for director's fees from the second quarter of 1998 through the fourth quarter of 2000.

         (c) Warrants:

                The Company has issued common stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company.

                A total of 101,308 shares of common stock were reserved for issuance upon exercise of warrants as of December 31, 1998. Of these outstanding warrants, warrants for 9,375 common shares at $46.40 per share expired in April 1999. The remaining warrants to acquire 91,933 common shares at exercise prices ranging from $3.20 to $8.10 per share were granted in March 1995 to certain directors, officers and employees who converted previously outstanding stock options under the 1986 Plan into warrants on substantially the same terms as the previously held stock options, except the warrants were immediately vested. During fiscal 1999, warrants to acquire 22,308 common shares at prices ranging from $3.90 to $46.40 per share expired. No warrants were exercised during any of the periods presented. A total of 69,625 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of December 31, 2000 at prices ranging from $3.20 to $27.50 and expiring through October 2004.

         (d) Stock Option Plans:

                The Company has two stock option plans. The 1998 Employee Incentive Stock Option Plan for the grant of options to purchase shares of the Company's common stock to employees. The 1992 Stock Option Plan provides for the grant of options to directors.

                In April 1992, the Company adopted the 1992 Stock Option Plan to provide for the granting of options to directors. Accordingly to the term of this plan, each director is granted options to purchase 1,500 shares each year. The maximum amount of the Company's common stock that may be granted under this plan is 20,000 shares. Options are exercisable at the fair market value of the common stock on the date of grant and have five-year terms.

                Under the 1998 Plan, the maximum aggregate number of shares that may be issued under options is 300,000 shares of common stock. The aggregate fair market value (determined at the time the option is granted) of the shares for which incentive stock options are exercisable for the first time under the terms of the 1998 Plan by any eligible employee during any calendar year cannot exceed $100,000. The option exercise price of each option is 100% of the fair market value of the underlying stock on the date the options are granted, except that no option will be granted to any employee who, at the time the option is granted, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Corporation or any subsidiary unless (a) at the time the options are granted, the option exercise price is at least 110% of the fair market value of the shares of common stock subject to the options and (b) the option by its terms is not exercisable after the expiration of five years from the date such option is granted.

                The Board of Directors' Compensation Committee administers the 1998 Plan. In 1999, an option to acquire 100,000 common shares at $1.00 per share were granted to an officer and an option to acquire 25,000 common shares at $0.6875 per share was issued to a consultant were granted under the 1998 Plan. In fiscal 2000, options to acquire 75,000 common shares at $1.097 per share, 100,000 common shares at $1.88 per share and 100,000 common shares at $1.94 per share were granted to officers.

                Information with respect to options under the 1992 and 1998 Stock Option Plans is summarized as follows:

                                                                                  For the Nine
                          For the Year Ended         For the Year Ended           Months Ended
                           December 31, 2000          December 31, 1999         December 31, 1998
                        ------------------------  -------------------------  ------------------------
                         Shares       Prices       Shares        Prices       Shares      Prices
                        --------  --------------  --------   --------------  -------- ---------------
Outstanding at
  beginning of period   128,000   $0.31 to $0.41     3,000   $0.31 to $0.41   3,000   $0.31 to $0.41
Granted                 275,000   $1.10 to $1.94   125,000   $0.69 to $1.00      --               --
Converted                    --               --        --               --      --               --
Expired                      --               --        --               --      --               --
Exercised                    --               --        --               --      --               --
                        -------   --------------   -------   --------------   -----   --------------

Outstanding at
  end of period         403,000   $0.31 to $1.94   128,000   $0.31 to $1.00   3,000   $0.31 to $0.41
                        =======   ==============   =======   ==============   =====   ==============

                Outstanding options expire 90 days after termination of holder's status as employee or director.

                All options were granted at an exercise price equal to the fair value of the common stock at the grant date. Therefore, in accordance with the provisions of APB Opinion No. 25 related to fixed stock options, no compensation expense is recognized with respect to options granted or exercised. Under the alternative fair-value based method defined in SFAS No. 123, the fair value of all fixed stock options on the grant date would be recognized as expense over the vesting period. Financial Accounting Standards Board Interpretation No. 44 is an interpretation of APB Opinion No. 25 and SFAS No. 123 which requires that effective July 1, 2000 all options issued to non-employees after January 12, 2000 be accounted for under the rules of SFAS No. 123. Options granted to non-employees after December 15, 1998 through January 12, 2000 are also required to follow SFAS No. 123 prospectively from July 1, 2000. The effect of adoption of the Interpretation was a charge to operations in 2000 of $2,667 and an increase in additional paid in capital in the same amount.

                Assuming the fair market value of the stock at the date of grant to be $.3125 per share in May 1996, $.40625 per share in May 1997, $.6875 in January 1999 and $1.00 per share in September 1999, and $1.097 to $1.94 in June 2000, the life of the options to be from three to ten years, the expected volatility at 200%, expected dividends are none, and the risk-free interest rate of 10%, the Company would have recorded compensation expense of $57,842 and $7,750, respectively, for the years ended December 31, 2000 and 1999 as calculated by the Black-Scholes option pricing model.

                As such, proforma net loss and net loss per share would be as follows:

                                     For the Years Ended
                                        December 31,
                                 --------------------------
                                    2000           1999
                                 -----------    -----------
Net loss as reported             $(2,075,376)   $(1,169,508)
Additional compensation               57,842          7,750
                                 -----------    -----------

Adjusted net loss                $(2,133,218)   $(1,177,258)
                                 ===========    ===========

Net loss per share as reported   $     (0.14)   $     (0.17)
                                 ===========    ===========

Adjusted net loss per share      $     (0.14)   $     (0.17)
                                 ===========    ===========

                As the number of options granted at December 31, 1998 is immaterial, recognizing the expense would not have a material effect on the Company's financial statements for the nine months ended December 31, 1998.

NOTE 9 - INCOME TAXES.

                The Company has received permission from the Internal Revenue Service to change its taxable year-end from March 31, to December 31, effective with the December 31, 1998 period.

                The differences between income taxes computed using the statutory federal income tax rate and that shown in the financial statements are summarized as follows:

                                                                                     For the Nine
                                    For the Year Ended      For the Year Ended       Months Ended
                                     December 31, 2000       December 31, 1999     December 31, 1998
                                    -------------------     ------------------     -----------------
Loss before income taxes
  and preferred dividend           $(2,027,165)       %    $ 1,112,336        %    $(402,951)       %
                                   ===========    ----     ===========    ----     =========    ----

Computed tax benefit at
  statutory rate                   $  (689,000)  (34.0)    $  (378,000)  (34.0)    $(137,000)  (34.0)

Compensatory element of
  common stock issuance                 10,500     0.5          19,600     1.8            --      --

Foreign subsidiary (income)
  loss not subject to U.S. taxes       (92,000)   (4.5)          9,800     0.9           300      --

Net operating loss
  valuation reserve                    770,500    38.0         348,600    31.3       136,700    34.0
                                   -----------    ----     -----------    ----     ---------    ----

Total tax benefits                 $        --      --     $        --      --     $      --      --
                                   ===========    ====     ===========    ====     =========    ====

                There are no significant differences between the financial statement and tax bases of assets and liabilities and, accordingly, no deferred tax provision/benefit is required.

                The Tax Reform Act of 1986 enacted a complex set of rules limiting the utilization of net operating loss carryforwards to offset future taxable income following a corporate ownership change. The Company's ability to utilize its NOL carryforwards is limited following a change in ownership in excess of fifty percentage points during any three-year period. Upon receipt of the proceeds from the last foreign purchasers of the Company's common stock in January 2000, common stock ownership changed in excess of 50% during the three-year period then ended. The utilization of the Company's net operating loss carryforwards at December 31, 2000 of approximately $4,394,000 was not negatively impacted by this ownership change. The future tax benefit of the net operating loss carryforwards aggregated approximately $1,494,000 at December 31, 2000 has been fully reserved as it is not more likely than not that the Company will be able to use the operating loss in the future.

NOTE 10 - COMMITMENTS, CONTINGENCIES AND OTHER.

          (a) Leases:

                 Commencing in August 1998, the Company entered into short-term operating leases for its general office space and certain office equipment. Prior to August 1998, the Company did not incur rent expense, as it was inactive. Rent expense charged to operations for the years ended December 31, 2000 and 1999 was $63,162 in each year and $23,000 for the nine months ended December 31, 1999. Future minimum annual rent commitments under operating lease expiring in July 2001, amounts to $29,225.

          (b) Web Site:

                 Warrantech paid the vendors for their services on the Company's behalf in connection with the web site amounting $41,985 during the nine months ended December 31, 1998.

          (c) Investment Contract:

                 The Corporation has terminated effective January 1, 2001 its investment advisory agreement with AIG Global Investment Corporation ("AIG") under which AIG functioned as investment advisor and manager of all the Corporation's investment assets. The Corporation entered in to an agreement with Bank One National Safekeeping Services Capital Markets effective January 17, 2001 to maintain its investment accounts, which consisted of Treasury Notes.

NOTE 11 - MAJOR RELATIONSHIPS AND SEGMENT INFORMATION.

                 The Company's segments are its reinsurance subsidiary located in the Cayman Islands and its United States based seller of extended warranty service contracts through the Internet. Set forth below are revenues, operating income, depreciation, capital expenditures and identifiable assets of the segments in thousands.

                                      2000       1999      1998
                                     -------    -------   -------
Revenues:
  Reinsurance                        $   505    $    13    $  --
  Warranty contracts                      27         --       --
                                     -------    -------    -----
                                     $   532    $    13    $  --
                                     =======    =======    =====

Operating income (loss):
  Reinsurance                        $   220    $   (24)   $ (84)
  Warranty contracts                  (2,517)    (1,031)    (344)
                                     -------    -------    -----
                                     $(2,297)   $(1,055)   $(428)
                                     =======    =======    =====

Interest income:
  Reinsurance                        $    50    $     4    $  --
  Warranty contracts                     219        (61)      20
                                     -------    -------    -----
                                     $   269    $   (57)   $  20
                                     =======    =======    =====

Depreciation:
  Reinsurance                        $     1    $     1    $  --
  Warranty contracts                     153         80        3
                                     -------    -------    -----
                                     $   154    $    81    $   3
                                     =======    =======    =====

Capital expenditures:
  Reinsurance                        $    --    $    --    $  --
  Warranty contracts                      26        442       26
                                     -------    -------    -----
                                     $    26    $   442    $  26
                                     =======    =======    =====

Identifiable assets:
  Reinsurance:
    Cayman Islands                   $   551    $   174    $ 156
    United States                        923        263       --
                                     -------    -------    -----
                                       1,474        437      156
                                     -------    -------    -----
  Warranty contracts:
    Cayman Islands                        --         --       --
    United States                      3,144      4,734      750
                                     -------    -------    -----
                                       3,144      4,734      750
                                     -------    -------    -----

                                     $ 4,618    $ 5,171    $ 906
                                     =======    =======    =====

          The reinsurance segment received all of its revenues from one carrier. In September 2000, the carrier notified Stamford that its would no longer be writing the policies which it had been ceding to Stamford. The remaining premiums for policies written prior to the termination notice will be ceded by the carrier to Stamford by February 2001.

                 Management is exploring the development of new ceding agreements with other carriers. Among other options also being considered by management are the run-off of the present ceding policies and its discontinuance of the segment and/or sale of the segment.

NOTE 12 - QUARTERLY FINANCIAL DATA (UNAUDITED).

                 The following quarterly financial data for each of three months ended March 31, 2000 and 1999, June 30, 2000 and 1999, September 30, 2000 and 1999, and, December 31, 2000 and 1999 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods have been included. The following is a summary of the results of operations in thousands.

                                 Quarter Ended      Quarter Ended     Quarter Ended       Quarter Ended
                                    March 31,          June 30,        September 30,       December 31,
                                ---------------   ----------------   -----------------   ---------------
                                 2000     1999     2000      1999      2000      1999     2000     1999
                                ------   ------   ------   -------   -------    ------   ------   ------
Net revenues                    $  146   $   --   $  130   $   --    $   56    $   --   $  200   $   13

Gross profit                       102       --       67       --        (1)       --       97        5

Loss from operations              (225)    (399)    (430)    (601)   (1,008)     (430)    (634)    (364)
                                ------   ------   ------   ------    -------   ------   ------   ------

Net loss                        $ (199)  $ (409)  $ (382)  $ (613)   $ (948)   $ (442)  $ (547)  $ (443)
                                ======   ======   ======   ======    ======    ======   ======   ======

Net loss per share              $(0.01)  $(0.06)  $(0.03)  $(0.10)   ($0.07)   $(0.06)  $(0.03)  $(0.07)
                                ======   ======   ======   ======    ======    ======   ======   ======

                    CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS


            Col. A                                   Col. B               Col. C                       Col. D          Col. E
            ------                                   ------               ------                       ------          ------
                                                                         Additions
                                                                -------------------------------
                                                     Balance     Charged to        Acquisition                         Balance
                                                    Beginning    Costs and             of                             at end of
                                                   of Period      Expenses        Subsidiaries        Deductions        Period
                                                   ----------   ------------     --------------       ----------      ----------
For the nine months ended March 31, 1998:
  Reserve against notes receivable in default        $75,000      $  --             $  --              $  --            $75,000


For the year ended December 31, 1999:
  Reserve against notes receivable in default         75,000         --                --                 --             75,000


For the year ended December 31, 2000:
  Reserve against notes receivable in default         75,000         --                --                 --             75,000