Form 10-Q
period 2001-03-31
CORNICHE GROUP INC /DE
filed 2001-05-14
CIK 320017

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period from                to
                                    ---------------    -----------------

                         Commission file number 0-10909

                           CORNICHE GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                   22-2343568
        (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                    Identification No.)

       610 SOUTH INDUSTRIAL BLVD., SUITE 220
                     EULESS, TEXAS                              76040
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

            22,282,745 SHARES, $.001 PAR VALUE, AS OF APRIL 30, 2001

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                                 March 31, 2001
                                   (Unaudited)




                                      INDEX



                                                                                                                  Page No.
                                                                                                                  --------
Part I  - Financial Information:

               Item 1.      Consolidated Financial Statements (Unaudited):

                            Balance Sheets
                            At March 31, 2001 and December 31, 2000 ........................................        3-4


                            Statements of Operations
                            For the Three Months
                            Ended March 31, 2001 and 2000 ..................................................         5


                            Statements of Convertible Redeemable Preferred
                            Stock, Common Stock, Other Stockholders' Equity
                            and Accumulated Deficit
                            For the Three Months Ended March 31, 2001 ......................................         6


                            Statements of Cash Flows
                            For the Three Months Ended March 31, 2001 and 2000 .............................        7-8


                            Notes to Consolidated Financial Statements .....................................       9-22


               Item 2.      Management's Discussion and Analysis of
                            Financial Condition and Results of Operations ..................................       23-27



Part II - Other Information:

                            Item 6     .....................................................................        28

                            Signatures .....................................................................        29

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                                   March 31,    December 31,
                                                      2001          2000
Current assets:
  Cash and equivalents                             $   45,569   $     85,604
  Marketable securities                             2,048,069      2,376,214
  Prepaid expenses and other current assets            55,909         75,291
                                                   ----------   ------------
        Total current assets                        2,149,547      2,537,109

Property and equipment, net                           485,972        525,866
Deferred Acquisition Costs                            121,928         76,950
Net assets of subsidiary, less reserve for
loss of $431,857 at March 31, 2001                    372,000        622,505
Other assets                                            4,175          4,175
                                                   ----------   ------------

                                                   $3,133,622   $  3,766,605
                                                   ==========   ============


                See accompanying notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                                   (Unaudited)

                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                March 31,     December 31,
                                                                  2001            2000
                                                              ------------    ------------
Current liabilities:
  Dividends payable - preferred stock                         $    302,064    $    290,143
  Accounts payable, accrued expenses
    and other current liabilities                                   96,900         144,823
  Current portion of long-term debt                                 21,883          23,459
                                                              ------------    ------------
        Total current liabilities                                  420,847         458,425
                                                              ------------    ------------

Unearned revenues                                                  174,895         114,808
                                                              ------------    ------------

Long-term debt                                                      49,682          53,132
                                                              ------------    ------------

Series A Convertible Redeemable Preferred Stock:
  Series A $0.07 convertible redeemable preferred
  stock - stated value - $1.00 per share,
  authorized - 1,000,000 shares, outstanding -
  681,174 shares at March 31, 2001 and
  December 31, 2000, respectively                                  681,174         681,174
                                                              ------------    ------------

Convertible Preferred Stock, Common Stock,
    Other Stockholders' Equity and Accumulated
    Deficit:
  Preferred stock - authorized - 5,000,000 shares
    Series B convertible preferred stock,
    $0.1 par value, authorized - 825,000
    shares - outstanding 20,000 shares at March 31,
    2001 and December 31, 2000, respectively                           200             200
  Common stock, $.001 par value, authorized -
    75,000,000 shares, issued and outstanding -
    22,282,745 shares at March 31, 2001 and
    22,280,120 shares at December 31, 2000                          22,283          22,280
  Additional paid-in capital                                     8,831,221       8,830,489
  Additional paid-in capital - stock options                         2,667           2,667
  Accumulated deficit                                           (7,049,347)     (6,396,570)
                                                              ------------    ------------

        Total convertible preferred stock,
          common stock, other stockholders' equity               1,807,024       2,459,066
                                                              ------------    ------------

                                                              $  3,133,622    $  3,766,605
                                                              ============    ============



                   See accompany notes to financial statements

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the Three
                                                   Months Ended
                                                    March 31,
                                           ----------------------------
                                               2001            2000
                                           ------------    ------------
Earned revenues                            $     11,457    $      1,479

Direct costs                                      7,415           8,942
                                           ------------    ------------

Gross profit (loss)                               4,042          (7,463)

General and administrative
  expenses                                      422,176         299,669
                                           ------------    ------------

Operating loss                                 (418,134)       (307,132)
                                           ------------    ------------

Other income (expense):
  Unrealized gain on
   marketable securities                             --           4,182
  Interest income                                30,957          33,027
  Interest expense                               (3,174)         (2,240)
                                           ------------    ------------
Total other income (expense)                     27,783          34,969
                                           ------------    ------------

Loss before preferred dividend                 (390,351)       (272,163)

Preferred dividend                               11,921          12,208
                                           ------------    ------------

Net loss from Continuing Operations        $   (402,272)   $   (284,371)
                                           ------------    ------------

Discontinued Operations:
Income from Operations                          181,352          85,230
Loss on Disposal                               (431,857)             --
                                           ------------    ------------

Net Loss                                   $   (652,777)   $   (199,141)
                                           ============    ============

Earnings (Loss) per common share
Loss for Continuing Operations             $      (0.02)   $      (0.02)
                                           ============    ============
Discounted Operations:
   Income from Operation                   $       0.01    $       0.01
                                           ============    ============
   Loss on Disposal                        $      (0.02)             --
                                           ============    ============

Net Loss                                   $      (0.03)   $      (0.01)
                                           ============    ============

Weighted average number of
  common shares outstanding                  22,280,127      13,428,062
                                           ============    ============


                 See accompanying notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

     CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, COMMON STOCK,
               OTHER STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

                                   Series B
                                  Convertible                                           Additional
                                Preferred Stock        Common Stock       Additional      Paid-In
                               -----------------   ---------------------    Paid-In       Capital        Accumulated
                                Shares    Amount     Shares      Amount     Capital    Stock Options        Deficit        Total
                               --------   ------   -----------   -------  -----------  --------------    ------------   -----------
Balance - January 1, 2001        20,000   $  200    22,280,210   $22,280  $ 8,830,489  $        2,667    $ (6,396,470)  $ 2,459,166


Issuance of common stock for
  services rendered                  --       --         2,625         3          732                              --   $       735


Series A Convertible
  Stock dividends                    --       --            --        --           --                         (11,921)  $   (11,921)

Net loss before preferred
  stock dividend                     --       --            --        --           --                        (640,856)  $  (640,856)


                               --------   ------   -----------   -------  -----------  --------------    ------------   -----------
Balance - March 31, 2001         20,000   $  200    22,282,835   $22,283  $ 8,831,221  $        2,667    $ (7,049,247)  $ 1,807,124
                               ========   ======   ===========   =======  ===========  ==============    ============   ===========


                See accompanying notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                                   (Unaudited)

                                                                       For the Three
                                                                        Months Ended
                                                                         March 31,
                                                               ----------------------------
                                                                   2001            2000
                                                               ------------    ------------
Cash flows from operating activities:
  Net loss from continuing operations                          $   (402,272)   $   (284,371)
                                                               ------------    ------------
  Adjustments to reconcile net loss to net
      cash used in operating activities:
    Unrealized gain on marketable securities                             --          (4,182)
    Issuance of common stock for services rendered                      735              --
    Series A preferred stock dividends                               11,921          12,208
    Depreciation and amortization                                    39,894          37,983
    Unearned revenues                                                60,087           3,784
    Deferred acquisition costs                                      (44,978)         (2,061)
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
    Prepaid expenses and other current assets                        19,382          23,390
    Accounts payable, accrued expenses
        and other current liabilities                               (47,923)       (431,528)
                                                               ------------    ------------
  Total adjustments                                                  39,118        (360,406)
                                                               ------------    ------------

Net cash used in operating activities                              (363,154)       (644,777)
                                                               ------------    ------------

Cash flows from investing activities:
  (Increase) decrease in marketable securities                      328,145      (1,014,345)
  Investment in subsidiary                                               --        (200,000)
Net cash provided by (used in) investment activities                328,145      (1,214,345)
                                                               ------------    ------------

Cash flows from financing activities:
  Net proceeds from issuance of capital stock - net                      --       1,340,870
  Payments of capital lease obligations                              (1,576)         (1,441)
  Net repayments of notes payable                                    (3,450)         (4,206)
                                                               ------------    ------------
Net cash provided by (used in ) financing activities                 (5,026)      1,335,223
                                                               ------------    ------------

Net increase (decrease) in cash                                     (40,035)       (523,899)

Cash and cash equivalents at beginning of period                     85,604       1,254,624
                                                               ------------    ------------

Cash and cash equivalents at end of period                     $     45,569    $    730,725
                                                               ============    ============


                       See notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                                   (Unaudited)

                                                                     For the Three
                                                                      Months Ended
                                                                       March 31,
                                                               -----------------------
                                                                  2001         2000
                                                               ----------   ----------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period:

    Income taxes                                               $       --   $       --
                                                               ==========   ==========

    Interest paid                                              $    3,174   $    2,240
                                                               ==========   ==========


Supplemental Schedules of Noncash Financing Activities:

  Series A Preferred Stock and dividends thereon
    converted to common stock and additional
    paid-in capital upon conversion                            $   11,921   $  152,484
                                                               ==========   ==========

  Issuance of common stock for
    services rendered                                          $      735   $       --
                                                               ==========   ==========


                       See notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001
                                   (Unaudited)

NOTE  1 -  THE COMPANY.

                           Corniche Group Incorporated (hereinafter referred to
                  as the "Company" or "CGI") was incorporated in Delaware on September 18, 1980 under the name Fidelity Medical Services, Inc. On July 28, 1983 the Company changed its name to Fidelity Medical, Inc. From its inception through March 1995, the Company was engaged in the development, design, assembly, marketing, and sale of medical imaging products. As a result of a reverse acquisition with Corniche Distribution Limited and its Subsidiaries ("Corniche") was engaged in the retail sale and wholesale distribution of stationery products and related office products, including office furniture, in the United Kingdom. Effective March 25, 1995, the Company sold its wholly-owned medical imaging products subsidiary. On September 28, 1995 the Company changed its name to Corniche Group Incorporated. In February 1996, the Company's United Kingdom operations were placed in receivership by their creditors. Thereafter, through May 1998, the Company had no activity.

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


NOTE  2 -  DISCONTINUED OPERATIONS

                           On September 30, 1998, the Company acquired all of
                  the capital stock of Stamford Insurance Company, Ltd. ("Stamford") from Warrantech Corporation ("Warrantech") for $37,000 in cash in a transaction accounted for as a purchase. Warrantech's chairman is the former chairman of the Company. Stamford was charted under the laws of, and is licensed to conduct business as an insurance company by, the Cayman Islands. Although Stamford has incurred expenses since its inception, it first generated revenues in the fourth quarter of 1999. Stamford is a property and casualty reinsurance company writing reinsurance coverages for one domestic carrier's consumer products service contracts. The domestic carrier was rated Excellent by A.M. Best. In the fourth quarter of 2000, the relationship with the carrier was terminated. Stamford continued to receive premiums through February 2001 for business written prior to termination. Stamford has not been able to obtain any additional reinsurance relationships.

                  Consequently, on April 30, 2001 the Board approved the sale of Stamford to Butler Financial Solutions, LLC for $372,000. In connection with this sale, the Company has taken a charge of approximately $432,000 as the estimated loss on disposal of the subsidiary. The expected date of closing is on or before June 30, 2001.

                  The assets and liabilities of Stamford Insurance Company consisted of the following at March 31, 2001:

               Cash and equivalents .............................   $1,435,633
               Deferred Acquisition Costs .......................       62,029
               License, net of accumulated amortization .........       15,252
                                                                    ----------
                   Total assets .................................    1,512,914

               Accounts payable and accrued expenses ............      131,323
               Unearned Revenues ................................      496,233
               Loss Reserves ....................................       81,501
                                                                    ----------
                  Total liabilities .............................      709,056
                                                                    ----------

                      Net assets of Stamford ....................   $  803,857
                                                                    ==========

           The net income from operations of Stamford Insurance Company as of March 31 is:

                                              THREE MONTHS ENDED
                                          ------------------------

                                             2001           2000
                                          ---------      ---------
           Revenues                       $ 246,744      $ 144,121
           Net Income                       181,352         82,069

                 NOTE - 3   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

                 (a)      Basis of Presentation:

                            The accompanying unaudited financial statements have
                 been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

                            The December 31, 2000 balance sheet has been derived
                 from the audited financial statements at that date included in the Company's annual report on Form 10-K. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K.

                 (b)      Cash Equivalents:

                            Short-term cash investments which have a maturity of
                 ninety days or less when purchased are considered cash equivalents in the statement of cash flows.

                 (c)      Use of Estimates:

                            The preparation of financial statements in
                 conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                 (d)      Concentrations of Credit-Risk:

                            Financial instruments that potentially subject the
                 Company to significant concentrations of credit risk consist principally of cash and marketable securities. The Company places its operations cash accounts with high credit quality financial institutions, which at times may be in excess of the FDIC insurance limit. The Company's marketable securities are primarily comprised of investment in U.S. Treasury and Federal Home Mortgage Corporation notes.

                 (e)      Marketable Securities:

                            Marketable securities are classified as trading
                 securities and are reported at market value. At March 31, 2001, marketable securities are comprised of U.S. Treasury and Federal Home Loan Mortgage Corporation notes whose cost approximated their market value.

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

                 (g)      Income Taxes:

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

                 (h)      Fair Value of Financial Statements:

                            The Company adopted Statement of Financial
                 Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The statement requires that the Company recognizes and measures impairment losses of long-lived assets, certain identifiable intangibles, value long-lived assets to be disposed of and long-term liabilities. At March 31, 2001 and December 31, 2000, the carrying values of the Company's other assets and liabilities approximate their estimated fair values.

                 (i)      Advertising Costs:

                            The Company expenses advertising costs as incurred.
                 Advertising costs amounted to $66,718 and $5,769 for the three months ended March 31, 2001 and 2000.

                 (j)      Earnings Per Share:

                            The Company adopted Statement of Financial
                 Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares use in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented as it is anti-dilutive in all periods.

                  (k) Recently Issued Accounting Pronouncements:

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

                  (l) Revenue Recognition:

                           The Company sells via the Internet through
                  partnerships and directly to consumers extended warranty service contracts for seven major consumer products or stores. The Company recognizes revenue ratably over the length of the contract. The Company purchases insurance to fully cover any losses under the service contracts from a domestic carrier. The insurance premium and other costs related to the sale are amortized over the contract.



       NOTE  4 -  PROPERTY AND EQUIPMENT.

                           Property and equipment consists of the following:

                                                March 31,   December 31,
                                                  2001          2000
                                               ----------   ------------
Computer equipment                             $  124,690   $    124,690
Furniture and fixtures                             41,635         41,635
Computer software                                 599,277        599,277
                                               ----------   ------------
                                                  765,602        765,602
Less:  Accumulated depreciation                   279,630        239,736
                                               ----------   ------------
                                                  485,972        525,866
                                               ==========   ============

                           Depreciation and amortization charged to operations
                  was $39,894 and $37,983 for the three months ended March 31, 2001 and 2000, respectively.

       NOTE  5 -  ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT
                  LIABILITIES.

                           Accounts payable, accrued expenses and other current
                  liabilities consist of the following at:

                                                        March 31,   March 31,
                                                          2001        2000
                    Accrued Professional Fees           $  34,027   $  45,780
                    Insurance                                  --      29,183
                    Other                                  10,454      55,386
                    Accrued claims losses                      --       5,000
                    Payroll and Director Fees              40,922          --
                    Travel & Entertainment                 11,497          --
                                                        ---------   ---------
                      Total                             $  96,900   $ 135,349
                                                        =========   =========

       NOTE  6 -  NOTES PAYABLE.

                           In October 1999, the Company sold to accredited
                  investors 10 units of its promissory notes and common stock for $25,025 each. Each unit was comprised of a 5% interest bearing $25,000 note and 25,000 shares. The variance between the fair market value of the 25,000 common shares issued in the aggregate of $27,969 and the cash received of $250 was deemed to be additional interest and was charged to operations over the life of the notes. The principal on the notes were repaid in full on December 31, 1999. At December 31, 1999, accrued interest on the notes of $3,025 remained outstanding and was repaid in January 2000.



       NOTE  7 -  LONG-TERM DEBT.

                           Long-term debt consists of the following at March 31,
                  2001 and December 31, 2000:

                                                         March 31,   December 31,
                                                           2001          2000
                                                        ----------   ------------
Capital lease obligations                               $    3,243   $      4,591

Note payable - bank - in equal monthly
  installments of $2,043 including interest
  at 8-3/4%.  The notes are collateralized
  by computer equipment having an
  undepreciated cost of $72,631                             68,322         72,000
                                                        ----------   ------------

                                                            71,565         76,591
Less current maturities                                     21,883         23,459
                                                        ----------   ------------
                                                        $   49,682   $     53,132
                                                        ==========   ============


                 The aggregate future maturities of the obligations are as follows:


    Years Ending
      March 31,
    ------------
        2002                                     21,883
        2003                                     24,059
        2004                                     25,623

                                                $71,565
                                                =======

        NOTE  8 - SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK.

                           In connection with the settlement of a securities
                  class action litigation in 1994, the Company issued 1,000,000 shares of Series A $0.07 Convertible Preferred Stock (the "Series A Preferred Stock") with an aggregate value of $1,000,000. The following summarizes the terms of the Series A Preferred Stock as more fully set forth in the Certificates of Designation. The Series A Preferred Stock has a liquidation value of $1 per share, is non-voting and convertible into common stock of the Company at a price of $5.20 per share. Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends of $0.07 per share, per year, payable semi-annually. Until November 30, 1999 one Series A Preferred Stock was callable by the company at a price of $1.04 per share, plus accrued and unpaid dividends, and thereafter at a price of $1.05 per share, plus accrued and unpaid dividends. In addition, if the closing price of the Company's common stock exceeds $13.80 per share for a period of 20 consecutive trade days, the Series A Preferred Stock is callable by the Company at a price equal to $0.01 per share, plus accrued and unpaid dividends. The Certificate of Designation for the Series A Preferred Stock also states that at any time after December 1, 1999 the holders of the Series A Preferred Stocks may require the Company to redeem their shares of Series A Preferred Stock (if there are funds with which the Company may do so) at a price of $1.00 per share. Notwithstanding any of the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. During the year ended December 31, 2000, 128,800 shares of Series A Preferred Stock were converted into 24,473 shares of common stock. At March 31, 2001 and December 31, 2000, 681,174 shares of Series A Preferred Stock were outstanding. At March 31, 2001 and December 31, 2000, accrued dividends on these outstanding shares were $302,064 and $290,143, respectively.

       NOTE  9 -  STOCKHOLDERS' EQUITY.

                  (a) Series B Convertible Preferred Stock:

                           On March 4, 1998, the Company entered into a Stock
                  Purchase Agreement ("Agreement"), approved by the Company's stockholders on May 18, 1998, with certain individuals (the "Initial Purchasers") whereby the Initial Purchasers and two other persons acquired an aggregate of 825,000 shares of a newly created Series B Convertible Redeemable Preferred Stock ("Series B Stock"), par value $0.01 per share. Pursuant to the Agreement and Subsequent transactions, the Initial Purchasers acquired 765,000 shares of Series B Stock for $76,500 in cash. The Company incurred certain legal expenses of the Initial Purchasers equaling approximately $50,000 in connection with the transaction. In addition, the Company issued 50,000 shares of Series B Stock to a consultant as compensation valued at

   (b)      NOTE  9 -  STOCKHOLDERS' EQUITY.  (Continued)

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

                           The holder of any share of Series B Convertible
                  Preferred Stock has the right, at such holders' option (but not if such share is called for redemption), exercisable on or after September 30, 2000, to convert such share into ten (10) fully paid and non-assessable shares of common stock (the "Conversion Rate"). The Conversion Rate is subject to adjustment as stipulated in the Agreement. Upon liquidation, the Series B Stock would be junior to the Corporation's Series A Preferred Stock and would share ratably with the common stock with respect to liquidating distributions. During the year ended December 31, 2000, holders of 805,000 shares of the Series B Preferred Stock converted their shares into 8,050,000 shares of the Company's common stock. At March 31, 2001, 20,000 Series B Preferred Shares were issued and outstanding.

                           The Company's right to repurchase or the holder's
                  option to require the Company to redeem shares of Series B Stock was eliminated in fiscal 1999 pursuant to the terms of the Agreement and the Certificate of Designation.

                  (b) Common Stock:

                           The stockholders at the 2000 annual meeting approved
                  amending the authorized common stock to 75 million shares from 30 million shares.

                           Commencing in May 1999 through July 1999, the Company
                  sold 688,335 shares of its common stock to accredited investors for $538,492 net of offering costs. In December 1999, accredited investors purchased 5,187,500 shares of the Company's common stock for $3,715,744, net of offering costs. From January 1, 2000 through February 15, 2000, additional investors acquired 1,676,250 shares of the Company's common stock for approximately $1,206,000 net of offering costs.

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

                           The Company in 2000 issued 3000 shares of its common
                  stock whose fair value was $7,688 to a consultant for promotional activities. The Company also issued 13,000 shares of its common stock whose fair value was $20,522 to its past and present board members for director's fees from the second quarter of 1998 through the second quarter of 2000.

                           During the quarter ended March 31, 2001, the Company
                  issued 2625 shares of its common stock whose fair value was $735 to its board members for director's fees.

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

                           In April 1992, the Company adopted the 1992 Stock
                  Option Plan to provide for the granting of options to directors. Accordingly to the term of this plan, each director is granted options to purchase 1,500 shares each year. The maximum amount of the Company's common stock that may be granted under this plan is 20,000 shares. Options are exercisable at the fair market value of the common stock on the date of grant and have five years terms.

                           Under the 1998 Plan, the maximum aggregate number of
                  shares, which may be issued under options, has been amended to 3,000,000 from 300,000 shares of common stock. The aggregate fair market value (determined at the time the option is granted) of the shares for which incentive stock options are exercisable for the first time under the terms of the 1998 Plan by any eligible employee during any calendar year cannot exceed $100,000. The option exercise price of each option is 100% of the fair market value of the underlying stock on the date the options are granted, except that no option will be granted to any employee who, at the time the option is granted, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Corporation or any subsidiary unless (a) at the time the options are granted, the option exercise price is at least 110% of the fair market value of the shares of common stock subject to the options and (b) the option by its terms is not exercisable after the fifth anniversary of the date on which the option is granted.

                           The Board of Director's Compensation Committee
                  administers the 1998 Plan. In 1999, options to acquire 100,000 common shares at $1.00 per share was granted to an officer. Additionally, an option to acquire 25,000 common shares at $0.6875 per share was issued to a consultant. In fiscal 2000, options to acquire 75,000 common shares at $1.097 per share, 100,000 common shares at $1.88 per share and 100,000 common shares at $1.94 per share were granted to officers.

                           Information with respect to options under the 1992
                  and 1998 Stock Option Plans is summarized as follows:

                                                          For the Three Months Ended March 31,
                                        --------------------------------------------------------------------
                                                       2001                             2000
                                        --------------------------------------------------------------------
                                           Shares                 Prices         Shares           Prices
                                        ------------          --------------    --------      --------------
Outstanding at beginning
  and end of period                          403,000          $0.31 to $1.94     128,000      $0.31 to $1.00
                                                              ==============                  ==============



                           Outstanding options expire 90 days after termination
                  of holder's status as employee or director.

                           All options were granted at an exercise price equal
                  to the fair value of the common stock at the grant date. Therefore, in accordance with the provisions of APB Opinion No. 25 related to fixed stock options, no compensation expense is recognized with respect to options granted or exercised. Under the alternative fair-value based method defined in SFAS No. 123, the fair value of all fixed stock options on the grant date would be recognized as expense over the vesting period. Financial Accounting Standards Board Interpretation No. 44 is an interpretation of APB Opinion No. 25 and SFAS No. 123 which requires that effective July 1, 2000 all options issued to non-employees after January 12, 2000 be accounted for under the rules of SFAS No. 123. Options granted to non-employees after December 15, 1998 through January 12, 2000 are also required to follow SFAS No. 123 prospectively from July 1, 2000. The effect of the adoption of the Interpretation was a charge to operations in 2000 of $2,667 and an increase in additional paid in capital in the same amount.

                           Assuming the fair market value of the stock at the
                  date of grant to be $.3125 per share in May 1996, $.40625 per share in May 1997, $.6875 in January 1999, $1.00 per share in September 1999, and $1.097 to $1.94 in June 2000, the life of the options to be from three to ten years, the expected volatility at 200%, expected dividends are none, and the risk-free interest rate of 10%, the Company would have recorded compensation expense of $77,229 and $1,938 for the three months ended March 21, 2001 and 2000 respectively as calculated by the Black-Scholes option pricing model. As such, pro-forma net loss and loss per share would be as follows:

                                       For the Three     For the Three
                                        Months Ended      Months Ended
                                       March 31, 2001    March 31, 2000
                                       --------------    --------------
Net loss as reported                   $     (652,777)   $     (186,933)
Additional compensation                        77,229             1,938
                                       --------------    --------------

Adjusted net loss                      $     (730,006)   $     (188,871)
                                       ==============    ==============

Loss per share as reported             $        (0.03)   $        (0.01)
                                       ==============    ==============

Adjusted loss per share                $        (0.03)   $        (0.01)
                                       ==============    ==============

                           As the number of options granted at December 31, 1998
                  is immaterial, recognizing the expense would not have a material effect on the Company's financial statements for the three months ended March 31, 2001.

      NOTE  10 -  INCOME TAXES.

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

                           The differences between income taxes computed using
                  the statutory federal income tax rate and that shown in the financial statements are summarized as follows:


                                                    For the Three Months Ended March 31,
                                                    ------------------------------------
                                                     2001                            2000
Loss before income taxes
  and preferred dividend                   $(652,777)             %         $ 186,933             %
                                           =========          =====                           =====

Computed tax benefit at
  statutory rate                           $(221,944)         (34.0)        $ (63,600)        (34.0)


Total tax benefits                         $      --             --         $      --            --
                                           =========          =====          =========        =====


                           There are no significant differences between the
                  financial statement and tax basis of assets and liabilities and, accordingly, no deferred tax provision/benefit is required.

                           The Tax Reform Act of 1986 enacted a complex set of
                  rules limiting the utilization of net operating loss carryforwards to offset future taxable income following a corporate ownership change. The Company's ability to utilize its NOL carryforwards is limited following a change in ownership in excess of fifty percentage points during any three-year period. Upon receipt of the proceeds from the last foreign purchasers of the Company's common stock in January 2000, common stock ownership changed in excess of 50% during the three-year period then ended. The utilization of the Company's net operating loss carryforward at December 31, 2000 of approximately $4,581,000 was not negatively impacted by this ownership change. The future tax benefit of the net operating loss carryforward aggregated approximately $1,558,000 at December 31, 2000 has been fully reserved as it is not more likely than not that the Company will be able to use the operating loss in the future.

       NOTE 11 -  COMMITMENTS, CONTINGENCIES AND OTHER.

                  (a) Leases:

                           Commencing in August 1998, the Company entered into
                  short-term operating leases for its general office space and certain office equipment. Prior to August 1998, the Company did not incur rent expense, as it was inactive. Rent expense charged to operations for the three months ended March 31, 2001 and 2000 was $12,525 respectively in each period. Future minimum annual rent commitments under operating leases expiring in July 2001, amounts to $16,700.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated herein contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this Quarterly Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "plan", "intend" "may," "will," "expect," "believe", "could," "anticipate," "estimate," or "continue" or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements .Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

DISCONTINUED OPERATIONS

On September 30, 1998, the Company acquired all of the capital stock of Stamford Insurance Company, Ltd. ("Stamford") from Warrantech Corporation ("Warrantech") for $37,000 in cash in a transaction accounted for as a purchase. Warrantech's chairman is the former chairman of the Company. Stamford was charted under the laws of, and is licensed to conduct business as an insurance company by, the Cayman Islands. Although Stamford has incurred expenses since its inception, it first generated revenues in the fourth quarter of 1999. Stamford is a property and casualty reinsurance company writing reinsurance coverages for one domestic carrier's consumer products service contracts. The domestic carrier was rated Excellent by A.M. Best. In the fourth quarter of 2000, the relationship with the carrier was terminated. Stamford continued to receive premiums through February 2001 for business written prior to termination. Stamford has not been able to obtain any additional reinsurance relationships. Consequently, on April 30, 2001 the Board approved the sale of Stamford to Butler Financial Solutions, LLC for $372,000. In connection with this sale, the Company has taken a charge of approximately $432,000 as the estimated loss on disposal of the subsidiary.

RESULTS OF OPERATIONS

The Company recognizes revenue from its warranty service contracts and reinsurance business over the life of contracts executed. Additionally, the Company amortizes the insurance premium expense and third party claims fees evenly over the life of these contracts.

Three Months Ended March 31, 2001, Compared To Three Months Ended March 31,
2000.

The Company commenced the sale of its extended warranty/service contract products over the Internet in the last quarter of 1999. The sale of extended warranties and service contracts via the Internet generated gross revenues of $72,000 for the quarter ended March 2001 (quarter ended March 2000: $4,000) of which $11,000 were recognized as earned (quarter ended March 2000: $1,500). The balance of these revenues is being deferred over the life of the contracts. Similarly, direct costs associated with the sale of service contracts are being recognized pro rata over the life of the contracts.

General and administration expenses totaled $422,000 for the quarter ended March 2001 as compared to $300,000 for the quarter ended March 2000 or 40.6%. The increase is primarily due to increases in Web costs ($58,000), staff costs ($49,000), professional fees ($38,000) partially offset by a reduction in advertising ($52,000). The increase in payroll costs is primarily due to the appointment of a Chief Financial Officer and Chief Information Officer in June 2000. The increase in Web costs is due to hiring a consultant to expand the business model for co-brand and private label partners. The increase in professional fees is due to retaining two of the Board directors as consultants ($24,000) and ongoing director fees ($13,000). The reduction in advertising is due to the Company focusing on strategic partnerships and co-op advertising programs as compared to Internet banner promotions. Interest income from the U.S. investment account totaled $31,000 for the quarter ended March 2001 as compared to $33,000 for the quarter ended March

2000 due to approximately $1,500,000 of the net proceeds of the Company's equity private placement in late February 2000 offset by approximately $1,700,000 used to fund ongoing operations during the last twelve months.


Preferred stock dividend accrued in the quarters ended March 2001 and March 2000 were $12,000, respectively. The majority of the reduction of the average number of Series A preferred stock outstanding occurred during the Quarter ended in March 2000.

Net loss for the quarter ended March 2001 increased 40.9% to $422,176 from the comparable loss of $299,669 for the quarter ended March 2000. This increases is a result of the reasons cited above.

LIQUIDITY AND CAPITAL RESOURCES

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated:

                                                 Three Months Ended
                                                 ------------------

                                         March 31, 2001        March 31, 2000
Cash used in
Operating Activities                        $(363,154)          $  (644,777)

Cash provided by (used in)
Investing Activities                          328,145            (1,214,345)

Cash provided by (used in)
Financing activities                           (5,026)            1,335,223


The Company incurred a net loss from continuing operations of $402,272 for the quarter ended March 2001. Such losses adjusted for non-cash items such as depreciation and amortization charges $39,894, deferred revenues (net of deferred acquisition costs) $15,109, preferred stock dividend accrual $11,921 and other non cash items totaling $735, totaling $67,659 coupled with the reduction of $47,923 in accrued expenses and a decrease in other assets of $19,382 resulted in funds used in continuing operations totaling $363,154 for the quarter ended March 31, 2001, net of working capital movements.

To meet its cash requirements during the quarter ended March 31, 2001 the Company relied on its investment account of $328,145 to fund the Company's operating expenses. Additionally, the Company generated cash from its Internet business, both earned and unearned, of approximately $72,000.

The Company has no contracted capital expenditure commitments in place. However, the Company spent approximately $58,000 in the quarter ended March 31, 2001 and will need to invest approximately $150,000 during the remainder of fiscal 2001 to maintain and promote its web site.

As of March 31, 2001 the Company had cash and cash equivalents totaling $45,569 and anticipates $372,000 proceeds in the near future for the sale of Stamford Insurance Limited. Additionally, it had Treasury and Federal Home Loan Mortgage notes totaling $2,048,069. The Company will continue to rely on its cash reserves and its note investments during the next quarter to fund its operations. Management anticipates that sufficient funds will be provided by ongoing operations to achieve break-even operating cash flow in the year ending December 31, 2001.

The Company plans to improve operating cash flow significantly in fiscal 2001 by reducing its advertising spending from approximately $1,134,000 in fiscal 2000 to less than $200,000 in fiscal 2001 and by focusing on strategic partnerships and co-op advertising programs to promote its products and services and customer awareness. For the quarter ended March 2001, advertising spending was approximately $23,000, or a decrease of approximately $52,000 from the quarter ended March 2000. There can be no assurance given that the company will be successful in its efforts to enter strategic partnerships or that it will be able to secure alternate sources of funding, if required, in the future.

INFLATION

The Company does not believe that its operations have been materially influenced by inflation in the quarter ended March 2001, a situation which is expected to continue for the foreseeable future.

                           CORNICHE GROUP INCORPORATED


                                     PART II

                                OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Form 8-K was dated May 7, 2001 Changes in Registrant's Certifying
         Accountant.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 CORNICHE GROUP INCORPORATED
                                         (Registrant)





                                 By   /s/     John L. King
                                      ---------------------------------
                                       John L. King, Vice-President and
                                        Principal Financial Officer







Date:  May 15, 2001