Form 10-Q/A
period 2001-03-31
CORNICHE GROUP INC /DE
filed 2001-05-14
CIK 320017

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-Q/A


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
                                                              ============    ============



                   See accompany notes to financial statements

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the Three
                                                   Months Ended
                                                    March 31,
                                           ----------------------------
                                               2001            2000
                                           ------------    ------------
Earned revenues                            $     11,457    $      1,479

Direct costs                                      7,415           8,942
                                           ------------    ------------

Gross profit (loss)                               4,042          (7,463)

General and administrative
  expenses                                      422,176         299,669
                                           ------------    ------------

Operating loss                                 (418,134)       (307,132)
                                           ------------    ------------

Other income (expense):
  Unrealized gain on
   marketable securities                             --           4,182
  Interest income                                30,957          33,027
  Interest expense                               (3,174)         (2,240)
                                           ------------    ------------
Total other income (expense)                     27,783          34,969
                                           ------------    ------------

Loss before preferred dividend                 (390,351)       (272,163)

Preferred dividend                               11,921          12,208
                                           ------------    ------------

Net loss from Continuing Operations        $   (402,272)   $   (284,371)
                                           ------------    ------------

Discontinued Operations:
Income from Operations                          181,352          85,230
Loss on Disposal                               (431,857)             --
                                           ------------    ------------

Net Loss                                   $   (652,777)   $   (199,141)
                                           ============    ============

Earnings (Loss) per common share
Loss for Continuing Operations             $      (0.02)   $      (0.02)
                                           ============    ============
Discontinued Operations:
   Income from Operation                   $       0.01    $       0.01
                                           ============    ============
   Loss on Disposal                        $      (0.02)             --
                                           ============    ============

Net Loss                                   $      (0.03)   $      (0.01)
                                           ============    ============

Weighted average number of
  common shares outstanding                  22,280,127      13,428,062
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
                                                                    ==========

           The net income from operations of Stamford Insurance Company as of March 31 is:

                                              THREE MONTHS ENDED
                                          ------------------------

                                             2001           2000
                                          ---------      ---------
           Revenues                       $ 246,744      $ 144,121
           Net Income                       181,352         85,230

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

                                       For the Three     For the Three
                                        Months Ended      Months Ended
                                       March 31, 2001    March 31, 2000
                                       --------------    --------------
Net loss as reported                   $     (652,777)   $     (199,141)
Additional compensation                        77,229             1,938
                                       --------------    --------------

Adjusted net loss                      $     (730,006)   $     (197,203)
                                       ==============    ==============

Loss per share as reported             $        (0.03)   $        (0.01)
                                       ==============    ==============

Adjusted loss per share                $        (0.03)   $        (0.01)
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