Form 10-Q
period 2001-06-30
CORNICHE GROUP INC /DE
filed 2001-08-20
CIK 320017

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       OR

    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Transition Period from                 to
                                   ---------------    ------------------

                         Commission file number 0-10909

                           CORNICHE GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)

                       DELAWARE                             22-2343568
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

        610 SOUTH INDUSTRIAL BLVD., SUITE 220
                     EULESS, TEXAS                             76040
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

             22,285,460 SHARES, $.001 PAR VALUE, AS OF JULY 31, 2001

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                                  June 30, 2001
                                   (Unaudited)




                                    I N D E X




                                                                                          Page No.
                                                                                          --------
Part I  - Financial Information:

               Item 1.      Consolidated Financial Statements (Unaudited):

                            Balance Sheets
                            At June 30, 2001 and December 31, 2000 .....................     3-4


                            Statements of Operations
                            For the Six Months and Three Months
                            Ended June 30, 2001 and 2000 ...............................      5


                            Statements of Convertible Redeemable Preferred
                            Stock, Common Stock, Other Stockholders' Equity
                            and Accumulated Deficit
                            For the Six Months Ended June 30, 2001 .....................      6


                            Statements of Cash Flows
                            For the Six Months Ended June 30, 2001 and 2000 ............     7-8


                            Notes to Consolidated Financial Statements .................    9-21


               Item 2.      Management's Discussion and Analysis of
                            Financial Condition and Results of Operations ..............    22-26



Part II - Other Information:

                            Item 6 .....................................................     27

                            Signatures .................................................     28

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                                        June 30,    December 31,
                                                          2001          2000
                                                       ----------   ------------
Current assets:
  Cash and equivalents                                 $   75,315   $     85,604
  Marketable securities                                 1,752,074      2,376,214
  Prepaid expenses and other current assets                39,709         75,291
                                                       ----------   ------------
        Total current assets                            1,867,098      2,537,109

Property and equipment, net                               452,574        525,866
Deferred Acquisition Costs                                169,284         76,950
Net assets of subsidiary, less reserve for
loss of $479,244 at June 30, 2001                         372,000        622,505
Other assets                                                4,175          4,175

                                                       ----------   ------------
                                                       $2,865,131   $  3,766,605
                                                       ==========   ============


                 See accompanying notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                                   (Unaudited)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           June 30,      December 31,
                                                              2001            2000
                                                          -----------    ------------
Current liabilities:
  Dividends payable - preferred stock                     $   313,985    $    290,143
  Accounts payable, accrued expenses
    and other current liabilities                              96,926         144,823
  Current portion of long-term debt                            22,006          23,459
                                                          -----------    ------------
        Total current liabilities                             432,917         458,425
                                                          -----------    ------------

Unearned revenues                                             239,038         114,808
                                                          -----------    ------------

Long-term debt                                                 42,687          53,132
                                                          -----------    ------------

Series A Convertible Redeemable Preferred Stock:
  Series A $0.07 convertible redeemable preferred
  stock - stated value - $1.00 per share,
  authorized - 1,000,000 shares, outstanding -
  681,174 shares at June 30, 2001 and
  December 31, 2000, respectively                             681,174         681,174
                                                          -----------    ------------

Convertible Preferred Stock, Common Stock,
    Other Stockholders' Equity and Accumulated
    Deficit:
  Preferred stock - authorized - 5,000,000 shares
    Series B convertible preferred stock,
    $0.1 par value, authorized - 825,000
    shares - outstanding 20,000 shares at June 30,
    2001 and December 31, 2000, respectively                      200             200
  Common stock, $.001 par value, authorized -
    75,000,000 shares, issued and outstanding -
    22,285,460 shares at June 30, 2001 and
    22,280,120 shares at December 31, 2000                     22,286          22,280
  Additional paid-in capital                                8,832,347       8,830,489
  Additional paid-in capital - stock options                    2,667           2,667
  Accumulated deficit                                      (7,388,185)     (6,396,570)
                                                          -----------    ------------

        Total convertible preferred stock,
          common stock, other stockholders' equity          1,469,315       2,459,066
                                                          -----------    ------------

                                                          $ 2,865,131    $  3,766,605
                                                          ===========    ============


                   See accompany notes to financial statements

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the Six                    For the Three
                                                   Months Ended                   Months Ended
                                                     June 30,                       June 30,
                                           ----------------------------    ----------------------------
                                               2001            2000            2001            2000
                                           ------------    ------------    ------------    ------------
Earned revenues                            $     32,224    $     35,800    $     20,767          34,321

Direct costs                                     21,724          36,201          14,309          27,259
                                           ------------    ------------    ------------    ------------

Gross profit (loss)                              10,500            (401)          6,458           7,062

General and administrative
  expenses                                      781,488         789,851         359,312         490,182
                                           ------------    ------------    ------------    ------------

Operating loss                                 (770,988)       (790,252)       (352,854)       (483,120)
                                           ------------    ------------    ------------    ------------

Other income (expense):
  Unrealized gain on
   marketable securities                             --          11,660              --           7,478
  Interest income                                57,155          80,925          26,198          47,898
  Interest expense                               (3,433)         (4,639)           (259)         (2,399)
                                           ------------    ------------    ------------    ------------
Total other income                               53,722          87,946          25,939          52,977
                                           ------------    ------------    ------------    ------------

Loss before preferred dividend                 (717,266)       (702,306)       (326,915)       (430,143)

Preferred dividend                               23,842          24,370          11,921          12,162
                                           ------------    ------------    ------------    ------------

Net loss from Continuing Operations        $   (741,108)   $   (726,676)   $   (338,836)   $   (442,305)
                                           ------------    ------------    ------------    ------------

Discontinued Operations:
Income from Operations                          237,898         145,514          56,546          60,284
Loss on Disposal                               (479,244)             --         (47,387)             --
                                           ------------    ------------    ------------    ------------
Net Loss                                   $   (982,454)   $   (581,162)   $   (329,677)   $   (382,021)
                                           ============    ============    ============    ============

Earnings (Loss) per common share
Loss for Continuing Operations             $      (0.03)   $      (0.05)   $      (0.01)   $      (0.03)
                                           ============    ============    ============    ============
Discontinued Operations:
   Income from Operation                   $       0.01    $       0.01              --              --
                                           ============    ============    ============    ============
   Loss on Disposal                        $      (0.02)             --              --              --
                                           ============

Net Loss                                   $      (0.04)   $      (0.04)   $      (0.01    $      (0.03)
                                           ============    ============    ============    ============

Weighted average number of
  common shares outstanding                  22,280,879      13,820,536      22,280,879      14,211,840
                                           ============    ============    ============    ============


                 See accompanying notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

      CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, COMMON STOCK,
               OTHER STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)

                               Series B
                              Convertible                                             Additional
                            Preferred Stock          Common Stock      Additional      Paid-In
                            ---------------   ----------------------     Paid-In       Capital        Accumulated
                            Shares   Amount     Shares       Amount      Capital     Stock Options      Deficit         Total
                            -------  ------   -----------   --------   -----------   -------------    -----------    -----------
Balance - January 1, 2001    20,000  $  200    22,280,210   $ 22,280   $ 8,830,489   $       2,667    $(6,405,731)   $ 2,449,905


Issuance of common stock
   to directors                  --      --         5,250          6         1,858              --    $     1,864

Series A Convertible
  Stock dividends                --      --            --         --            --         (23,842)   $   (23,842)

Net loss before preferred
  stock dividend                 --      --            --         --            --        (958,612)   $  (958,612)


                            -------  ------   -----------   --------   -----------   -------------    -----------    -----------
Balance - June 30, 2001      20,000  $  200    22,285,460   $ 22,286   $ 8,832,347   $       2,667    $(7,388,185)   $ 1,469,315
                            =======  ======   ===========   ========   ===========   =============    ===========    ===========


                 See accompanying notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    For the Six
                                                                    Months Ended
                                                                      June 30,
                                                            ----------------------------
                                                                2001            2000
                                                            ------------    ------------
Cash flows from operating activities:
  Net loss from continuing operations                       $   (741,108)   $   (726,676)
                                                            ------------    ------------
  Adjustments to reconcile net loss to net
      cash used in operating activities:
    Unrealized gain on marketable securities                          --         (11,660)
    Issuance of common stock for services rendered                 1,864          23,688
    Series A preferred stock dividends                            23,842          24,370
    Depreciation and amortization                                 77,633          75,947
    Unearned revenues                                            124,230          18,220
    Deferred acquisition costs                                   (92,334)         (7,622)
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
    Prepaid expenses and other current assets                     35,582        (183,385)
    Accounts payable, accrued expenses
        and other current liabilities                            (49,352)       (362,429)
                                                            ------------    ------------
  Total adjustments                                              121,465        (422,871)
                                                            ------------    ------------

Net cash used in operating activities                           (619,643)     (1,149,547)
                                                            ------------    ------------

Cash flows from investing activities:
  (Increase) decrease in marketable securities                   624,140      (1,020,639)
  Investment in subsidiary                                            --        (200,000)
  Acquisition of fixed assets                                     (4,341)             --
Net cash provided by (used in) investment activities             619,799      (1,220,639)
                                                            ------------    ------------

Cash flows from financing activities:
  Net proceeds from issuance of capital stock                         --       1,206,770
  Repayment of long term debt                                    (10,445)        (12,475)
                                                            ------------    ------------
Net cash provided by (used in) financing activities              (10,445)      1,194,295
                                                            ------------    ------------

Net decrease in cash                                             (10,289)     (1,175,891)

Cash and cash equivalents at beginning of period                  85,604       1,254,624
                                                            ------------    ------------

Cash and cash equivalents at end of period                  $     75,315    $     78,733
                                                            ============    ============


                       See notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                                   (Unaudited)



    Interest paid                                              $  3,433   $  4,639
                                                               ========   ========

Supplemental Schedules of Noncash Financing Activities:

  Series A Preferred Stock and dividends thereon
    converted to common stock and additional
    paid-in capital upon conversion                            $ 23,842   $156,020
                                                               ========   ========

  Issuance of common stock to directors at June 30, 2001
    and to directors and consultants at June 30, 2000          $  1,864   $ 23,688
                                                               ========   ========

                       See notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001
                                   (Unaudited)

NOTE  1 -  THE COMPANY.

                  Corniche Group Incorporated (hereinafter referred to as the "Company" or "CGI") is a company engaged in the sale of extended warranties over the Internet covering automotive, home, office, personal electronics, home appliances, computers and garden equipment. The Company offers its products and services in the United States in states that permit program marketers to be the obligator on service contracts. Currently this represents approximately 37 states for automotive service contracts and most states for other product categories. While the Company manages most functions relating to its extended warranty and service contracts, it does not bear the economic risk to repair or replace products nor does it administer the claims function.


NOTE  2 -  DISCONTINUED OPERATIONS

                  Through April 2001 the Company operated a property and casualty reinsurance business through its wholly owned subsidiary, Stamford Insurance Company, Ltd. ("Stamford"). Stamford is charted under the laws of, and is licensed to conduct business as an insurance company by, the Cayman Islands. Stamford provided reinsurance coverage for one domestic insurance company until the fourth quarter of 2000 when the relationship with the carrier was terminated. Stamford continued to receive premiums through April 2001 for business written prior to termination. Stamford was not able to obtain any additional reinsurance relationships. In light of the inability of Stamford to write new business and difficulty in forecasting future claims losses in the run off of its prior reinsurance contract, on April 30, 2001 the Board of Directors of the Company approved the sale of Stamford to Butler Financial Solutions, LLC for a consideration totaling approximately $372,000. In the six months ended June 30, 2001 the Company recorded a loss of approximately $479,000 on the sale of Stamford. The closing and transfer of funds was completed on July 6, 2001.

           The net assets of Stamford as of April 30, 2001 totaled approximately $851,000.

           The revenues and net income of Stamford for the periods indicated was as follows:

                                           FOUR MONTHS       SIX MONTHS
                                         ENDED APRIL 30,   ENDED JUNE 30,
                                              2001              2000
                                         ---------------   --------------
           Revenues                         $297,696          $ 239,749
           Net Income                        237,898            145,514

NOTE  3    BASIS OF PRESENTATION.

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001, the results of operations for the six months and three months ended June 30, 2001 and 2000 and the cash flows for the six months ended June 30, 2001. The results of operations for the six and three months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

                  The December 31, 2000 balance sheet has been derived from the audited financial statements at that date included in the Company's annual report on Form 10-K. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K.


NOTE  4 -  PROPERTY AND EQUIPMENT.

                  Property and equipment consists of the following:

                                        June 30,    December 31,
                                          2001           2000
                                       ----------   ------------
Computer equipment                     $  129,031   $    124,690
Furniture and fixtures                     41,635         41,635
Computer software                         599,277        599,277
                                       ----------   ------------
                                          769,943        765,602
Less:  Accumulated depreciation           317,369        239,736
                                       ----------   ------------
                                          452,574        525,866
                                       ==========   ============


                  Depreciation and amortization charged to operations was $77,633 and $75,967 for the six months ended June 30, 2001 and 2000, respectively and was $37,739 and $37,964 for the three months ended June 30, 2001 and 2000, respectively.

NOTE  5 -  LONG-TERM DEBT.

                  Long-term debt consists of the following at June 30, 2001 and December 31, 2000:

                                                    June 30,    December 31,
                                                      2001           2000
                                                   ----------   ------------
Capital lease obligations                          $    2,226   $      4,591

Note payable - bank - in equal monthly
  installments of $2,043 including interest
  at 8-3/4%. The notes are collateralized
  by computer equipment with a
  net book value of $57,034                            64,693         72,000
                                                   ----------   ------------

                                                       66,919         76,591
Less current maturities                                24,232         23,459
                                                   ----------   ------------

                                                   $   42,687   $     53,132
                                                   ==========   ============


NOTE  6 -  STOCKHOLDERS' EQUITY.


           (a) Common Stock:

                  The 2000 annual meeting of stockholders approved an increase in the authorized common stock of the Company from 30 million shares to 75 million shares.

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

                  During the six months ended June 30, 2001, the Company issued 5,250 shares of its common stock whose fair value was $1,864 to its board members for director's fees.

           (b) Warrants:

                  The Company has issued common stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company.

           (c) Stock Options Plans:

                  The Company has two stock option plans The 1998 Employee Incentive Stock Option Plan and The 1992 Stock Option Plan. The 1998 Employee Incentive Stock Option Plan provides for the grant of options to purchase shares of the Company's common stock to employees. The 1992 Stock Option Plan provides for the grant of options to directors.

                  Information with respect to options under the 1992 and 1998 Stock Option Plans is summarized as follows:

                                          For the Six Months Ended June 30,
                                      2001                             2000
                             ----------------------------     ---------------------------
                              Shares           Prices          Shares         Prices
                             ---------     --------------     ---------    --------------
Outstanding at beginning
   of period                  403,000      $0.31 to $1.94       128,000    $0.31 to $1.00
                                           ==============                  ==============
Granted                        75,000           $0.37                --
                                           ==============
Outstanding at end
   of period                  478,000      $0.31 to $1.94       128,000    $0.31 to $1.00
                                           ==============                  ==============


                  Outstanding options expire 90 days after termination of holder's status as employee or director.

                  All options were granted at an exercise price equal to the fair value of the common stock at the grant date. Therefore, in accordance with the provisions of APB Opinion No. 25 related to fixed stock options, no compensation expense is recognized with respect to options granted or exercised. Under the alternative fair-value based method defined in SFAS No. 123, the fair value of all fixed stock options on the grant date would be recognized as expense over the vesting period. Financial Accounting Standards Board Interpretation No. 44 is an interpretation of APB Opinion No. 25 and SFAS No. 123, which requires that effective July 1, 2000 all options issued to non-employees after January 12, 2000, be accounted for under the rules of SFAS No. 123. Options granted to non-employees after December 15, 1998 through January 12, 2000 are also required to follow SFAS No. 123 prospectively from July 1, 2000. The effect of the adoption of the Interpretation was a charge to operations in 2000 of $2,667 and an increase in additional paid in capital in the same amount.

                  Assuming the fair market value of the stock at the date of grant to be $.3125 per share in May 1996, $.40625 per share in May 1997, $.6875 in January 1999, $1.00 per share in September 1999, $1.097 to $1.94 in June 2000, and $0.37 in June 2001, the life of the options to be from three to ten years, the expected volatility at 200%, expected dividends are none, and the risk-free interest rate of 10%, the Company would have recorded compensation expense of $59,529 for the six months ended June 30, 2001 and $10,863 for the three months ended June 30, 2001 as calculated by the Black-Scholes option pricing model.

           As such, pro-forma net loss and loss per share would be as follows:

                                     For the Six     For the Three
                                    Months Ended      Months Ended
                                    June 30, 2001    June 30, 2001
                                    -------------    -------------
Net loss as reported                $    (982,454)   $    (329,677)
Additional compensation                    59,525           10,863
                                    -------------    -------------

Adjusted net loss                   $  (1,041,979)   $    (340,540)
                                    =============    =============

Loss per share as reported          $       (0.04)   $       (0.01)
                                    =============    =============

Adjusted loss per share             $       (0.05)   $       (0.02)
                                    =============    =============


NOTE  7 -  INDUSTRY AND GEOGRAPHICAL SEGMENTAL INFORMATION

                  The Company is engaged in the sale of extended warranties and service contracts over the Internet. The Company's operations are currently conducted entirely in the United States. The Company is authorized to sell its automotive extended warranties and service contracts in 37 states, its home extended warranties and service contracts in 49 states and its other products in 43 states.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the documents incorporated herein contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this Quarterly Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "plan", "intend" "may," "will," "expect," "believe", "could," "anticipate," "estimate," or "continue" or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

The Company is engaged in the sale of extended warranties over the Internet through its website at www.warrantysuperstore.com covering automotive, home, office, personal electronics, home appliances, computers and garden equipment. The Company offers its products and services in the United States in states that permit program marketers to be the obligator on service contracts. Currently this represents approximately 37 states for automotive service contracts and most states for other product categories. While the Company manages most functions relating to its extended warranty and service contracts, it does not bear the economic risk to repair or replace products nor does it administer the claims function. The obligation to repair or replace products rests with the Company's appointed insurance carriers. The Company is responsible marketing, recording sales, collecting payment and reporting contract details and paying premiums to the insurance carriers. In addition the Company provides information to the insurance carriers' appointed claims administrators who handle all claims under the Company's contracts.

The Company commenced operations initially by marketing its extended warranty products directly to the consumer through its web site. During fiscal 2000 the Company developed enhanced proprietary software to facilitate more efficient processing and tracking of online warranty transactions. This has provided the Company with the ability to deliver its products over the Internet through a number of distribution channels by enabling it to supply extended warranty service contracts on a co-branded or private label basis to corporations by embedding the Company's suite of products on such corporations' web sites. This new capability was launched in January 2001. As a result the Company now has four distinct distribution channels: (i) direct sales to consumers, (ii) co-branded distribution, (iii) private label distribution and (iv) manufacturer/retailer partnerships.

Through July 2001 the direct sales to consumers distribution channel operated by consumers purchasing extended warranties and service contracts directly at www.warrantysuperstore.com by inputing on-line the relevant data. During the second quarter of 2001, management refined its "direct to consumer" marketing strategy based on revenue generation opportunities, transaction patterns and return on investment from previous marketing endeavors. As a result of this further analysis, the Company is aggressively focusing its marketing efforts to build partnerships with companies and individuals who in the normal course of doing their business come into direct contact with the Company's targeted customer base. In this way the Company's extended warranty and service contract products will be sold to consumers through face-to-face contact although transaction processing will still be through the Company's Internet software. The Company is continuing to pursue business relationship opportunities by providing private label capability.

The company will continue to rely on its cash reserves and Treasury Bill investments during fiscal 2001 to fund its operations. Management anticipates that sufficient funds will be provided by ongoing operations during the first quarter of fiscal 2002 to enable the Company to achieve break-even operating cash flow and positive cash flow for the year ending December 31, 2002.

RECENT DEVELOPMENTS

On July 16, 2001 the Company executed a non-binding Letter of Intent with Strandtek International, Inc. ("Strandtek") to acquire in a stock for stock merger transaction all of the issued and outstanding equity interests of Strandtek. Strandtek is a high-tech manufacturer of melt blown polypropylene used for acoustical and thermal insulation applications currently used in the automotive and appliance industries. Its manufacturing facilities are located in Chicago, Illinois. Discussions are in a preliminary stage and the transaction is subject to satisfactory due diligence by the Company and Strandtek, and a number of other financial, legal and business conditions. There can be no assurance given that at this time that all of the conditions can be met or that a transaction can be consummated on terms satisfactory to the Company.

DISCONTINUED OPERATIONS

Through April 2001 the Company operated a property and casualty reinsurance business through its wholly owned subsidiary, Stamford Insurance Company, Ltd. ("Stamford"). Stamford is charted under the laws of, and is licensed to conduct business as an insurance company by, the Cayman Islands. Stamford provided reinsurance coverage for one domestic insurance company until the fourth quarter of 2000 when the relationship with the carrier was terminated. Stamford continued to receive premiums through April 2001 for business written prior to termination. Stamford was not able to obtain any additional reinsurance relationships. In light of the inability of Stamford to write new business and difficulty in forecasting future claims losses in the run off of its prior reinsurance contract, on April 30, 2001 the Board of Directors of the Company approved the sale of Stamford to Butler Financial Solutions, LLC for a consideration totaling approximately $372,000. In the six months ended June 30, 2001 the Company recorded a loss of approximately $479,000 on the sale of Stamford. The closing and transfer of funds was completed on July 6, 2001.

RESULTS OF OPERATIONS

The Company recognizes revenue from its warranty service contracts and reinsurance business over the life of contracts executed. Additionally, the Company amortizes the insurance premium expense and third party claims fees evenly over the life of these contracts.

Three Months Ended June 30 2001, Compared To Three Months Ended
June 30, 2000.

The Company generated gross revenues of $86,000 from the sale of extended warranties and service contracts via the Internet during the three months ended June 2001 (three months ended June 2000: $24,000) of which $21,000 were recognized as earned (three months ended June 2000: $15,000). The balance of these revenues is being deferred over the life of the contracts. Similarly, direct costs associated with the sale of service contracts are being recognized pro rata over the life of the contracts.

General and administration expenses decreased 23.3% to $359,000 for the three months ended June 2001 as compared to $490,000 for the three months ended June 2000. This decrease is primarily due to advertising ($178,000) offset by increases in staff costs ($21,000) and audit fees ($26,000). The reduction in advertising is due to the Company focusing on strategic partnerships and co-op advertising programs as compared to Internet banner ads and media promotions. The increase in payroll costs is primarily due to the appointment of a Chief Financial Officer and Chief Information Officer in June 2000.

Interest income decreased by $22,000 in the three months ended June 2001 as compared to the corresponding period in 2000. This decrease is primarily due lower cash and cash investment balances in 2001 as a result of cash being applied to funding operating losses.

For the reasons cited above, net loss for the three months ended June 2001 decreased by 23.3% to $339,000 from the comparable loss of $442,000 for the three months ended June 2000.

Six Months Ended June 30 2001, Compared To Six Months Ended
June 30, 2000.

The sale of extended warranties and service contracts via the Internet generated gross revenues of $156,000 for the six months ended June 2001 (six months ended June 2000: $29,000) of which $32,000 were recognized as earned (six months ended June 2000: $15,000). The balance of these revenues is being deferred over the life of the contracts. Similarly, direct costs associated with the sale of service contracts are being recognized pro rata over the life of the contracts.

General and administration expenses decreased 1.1% to $781,000 for the six months ended June 2001 as compared to $790,000 for the six months ended June 2000. This decrease is primarily due to advertising ($198,000) offset by increases in Web costs ($66,000) staff costs ($65,000), travel and entertainment ($41,000) and miscellaneous/other ($17,000). The reduction in advertising is due to the Company focusing on strategic partnerships and co-op advertising programs as compared to Internet banner ads and media promotions. The increase in Web costs is due to hiring a consultant to expand the business model for co-brand and private label partners. The increase in payroll costs is primarily due to the appointment of a Chief Financial Officer and Chief Information Officer in June 2000. The increase in travel and entertainment is due to trips to promote strategic partners and to participate in trade shows. The increase in miscellaneous/other is due to increases in seven spending categories such as office supplies and temp help to support the ongoing operations.

Interest income from the U.S. investment account totaled $57,000 for the six months ended June 2001 as compared to $81,000 for the six months ended June 2000 due to approximately $1,500,000 of net proceeds of the Company's equity placement in late February 2000 offset by approximately $2,000,000 used to fund ongoing operations during the last twelve months.

Preferred stock dividend accrued in the six months ended June 2001 and June 2000 were $24,000, respectively. The majority of the reduction of the average number of Series a preferred stock outstanding occurred during the quarter ended in March 2000.

Net loss for the six months ended June 2001 increased 1.9% to $741,108 from the comparable loss of $726,676 for the six months ended June 2000. This increase is a result of the reasons cited above.

LIQUIDITY AND CAPITAL RESOURCES

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated:

                                                 Six Months Ended
                                                 ----------------
                                         June 30, 2001        June 30, 2000
Cash used in
Operating Activities                        $(619,643)          $(1,149,547)

Cash provided by (used in)
Investing Activities                          619,799            (1,220,639)

Cash provided by (used in)
Financing activities                          (10,445)            1,194,295


The Company incurred a net loss from continuing operations of $741,108 for the six months ended June 2001. Such losses adjusted for non-cash items such as depreciation and amortization charges $77,633, deferred revenues (net of deferred acquisition costs) $31,896, preferred stock dividend accrual $23,842 and other non cash items totaling $1,864 resulted in cash used in continuing operations totaling $619,643 for the six months ended June 30, 2001, net of working capital movements.

To meet its cash requirements during the six months ended June 30, 2001 the Company relied on its investment account of $624,140 to fund the Company's operating expenses. Additionally, the Company generated cash from its Internet business, both earned and unearned, of approximately $109,000.

The Company has no contracted capital expenditure commitments in place. However, the Company spent approximately $116,000 in the six months ended June 30, 2001 and will need to invest approximately $100,000 during the remainder of fiscal 2001 to maintain and promote its web site.

As of June 30, 2001 the Company had cash and cash equivalents totaling $75,315 and received $372,000 on July 6, 2001 from the sale of Stamford Insurance Limited. Additionally, it had Treasury Bills and Federal Home Loan Mortgage notes totaling $1,752,074. The Company will continue to rely on its cash reserves and its investments during the remainder of the fiscal year to fund its operations. Management anticipates that sufficient funds will be provided by ongoing operations to achieve break-even operating cash flow in the first quarter of fiscal 2002.

The Company plans to improve operating cash flow significantly in fiscal 2001 by reducing its advertising spending from approximately $1,134,000 in fiscal 2000 to less than $200,000 in fiscal 2001 and by focusing on strategic partnerships and co-op advertising programs to promote its products and services and customer awareness. For the six months ended June 2001, advertising spending was approximately $84,000, a decrease of approximately $198,000 from the six months ended June 2000. There can be no assurance given that the company will be successful in its efforts to enter strategic partnerships or that it will be able to secure alternate sources of funding, if required, in the future.

INFLATION

The Company does not believe that its operations have been materially influenced by inflation for the six months ended June 2001, a situation which is expected to continue for the foreseeable future.

                           CORNICHE GROUP INCORPORATED


                                     PART II

                                OTHER INFORMATION






ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Form 8-K was dated May 7, 2001 Changes in Registrant's Certifying Accountant.

      (b)  Form 8-K was dated June 5, 2001 Other Events.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     CORNICHE GROUP INCORPORATED
                                             (Registrant)





                                     By     /s/    Robert F. Benoit
                                          -------------------------------------
                                           Robert F. Benoit,
                                           Chief Executive Officer







Date:  August 14, 2001