Form 10-Q
period 2001-09-30
CORNICHE GROUP INC /DE
filed 2001-11-13
CIK 320017

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to __________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---
           22,288,085 SHARES, $.001 PAR VALUE, AS OF OCTOBER 31, 2001

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                               September 30, 2001
                                   (Unaudited)

                                      INDEX

                                                                                                 PAGE NO.
                                                                                                 --------
Part I - Financial Information:

               Item 1.       Consolidated Financial Statements (Unaudited):

                             Balance Sheets
                             At September 30, 2001 and December 31, 2000                            3-4


                             Statements of Operations
                             For the Nine Months and Three Months
                             Ended September 30, 2001 and 2000                                        5


                             Statements of Convertible Redeemable Preferred
                             Stock, Common Stock, Other Stockholders' Equity
                             and Accumulated Deficit
                             For the Nine Months Ended September 30, 2001                             6


                             Statements of Cash Flows
                             For the Nine Months Ended September 30, 2001 and 2000                  7-8


                             Notes to Consolidated Financial Statements                            9-13


               Item 2.       Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                        14-18



Part II - Other Information:

                             Item 6                                                                  19

                             Signatures                                                              20

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                            SEPTEMBER 30     DECEMBER 31,
                                                                2001             2000
                                                            ------------     ------------
     Current assets:
       Cash and equivalents                                 $    123,915     $     85,604
       Marketable securities                                   1,741,595        2,376,214
       Prepaid expenses and other current assets                  62,800           75,291
                                                            ------------     ------------
             Total current assets                              1,928,310        2,537,109

     Property and equipment, net                                 417,972          525,866
     Deferred Acquisition Costs                                  187,188           76,950
     Net assets of subsidiary                                         --          613,344
     Other assets                                                  4,175            4,175
                                                            ------------     ------------
                                                            $  2,537,645     $  3,757,444
                                                            ============     ============

                See accompanying notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                          2001              2000
                                                                     -------------      ------------
     Current liabilities:
       Dividends payable - preferred stock                            $    325,906      $    290,143
       Accounts payable, accrued expenses
         and other current liabilities                                     108,356           144,823
       Current portion of long-term debt                                    21,553            23,459
                                                                      ------------      ------------
             Total current liabilities                                     455,815           458,425
                                                                      ------------      ------------

     Unearned revenues                                                     266,192           114,808
                                                                      ------------      ------------

     Long-term debt                                                         37,455            53,132
                                                                      ------------      ------------

     Series A Convertible Redeemable Preferred Stock:
      Series A $0.07 convertible redeemable preferred
      stock - stated value - $1.00 per share,
      authorized - 1,000,000 shares, outstanding -
      681,174 shares at September 30, 2001 and
      December 31, 2000, respectively                                      681,174           681,174
                                                                      ------------      ------------

     Convertible Preferred Stock, Common Stock,
      Other Stockholders' Equity and Accumulated
      Deficit:
     Preferred stock - authorized - 5,000,000 shares
      Series B convertible preferred stock,
      $0.1 par value, authorized - 825,000
      shares - outstanding 20,000 shares at September 30,
      2001 and December 31, 2000, respectively                                 200               200
     Common stock, $.001 par value, authorized -
      75,000,000 shares, issued and outstanding -
      22,285,460 shares at September 30, 2001 and
      22,280,120 shares at December 31, 2000                                22,289            22,280
     Additional paid-in capital                                          8,830,489         8,830,489
     Additional paid-in capital - stock options                              6,097             2,667
     Accumulated deficit                                                (7,762,066)       (6,405,731)
                                                                      ------------      ------------

         Total convertible preferred stock,
           common stock, other stockholders' equity                      1,097,009         2,449,905
                                                                      ------------      ------------

                                                                      $  2,537,645      $  3,757,444
                                                                      ============      ============

                 See accompanying notes to financial statements

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          FOR THE NINE                        FOR THE THREE
                                                          MONTHS ENDED                        MONTHS ENDED
                                                          SEPTEMBER 30,                       SEPTEMBER 30,
                                                  ------------------------------      ------------------------------
                                                      2001              2000              2001              2000
                                                  ------------      ------------      ------------      ------------
     Earned revenues                              $     65,090      $      8,027      $     32,866      $    (27,773)

     Direct costs                                       52,871            22,765            31,147           (13,436)
                                                  ------------      ------------      ------------      ------------

     Gross profit (loss)                                12,219           (14,738)            1,719           (14,337)

     General and administrative
       Expenses                                      1,168,848         1,822,553           387,360         1,043,036
                                                  ------------      ------------      ------------      ------------

     Operating loss                                 (1,156,629)       (1,837,291)         (385,641)       (1,057,373)
                                                  ------------      ------------      ------------      ------------

     Other income (expense):
       Unrealized gain on
        marketable securities                               --            14,408                --             2,748
       Realized gain on
        Marketable securities                               --            14,986                              14,986
       Interest income                                  82,308           131,214            25,153            60,623
       Interest expense                                 (4,905)           (6,870)           (1,472)           (2,231)
                                                  ------------      ------------      ------------      ------------
     Total other income                                 77,403           153,738            23,681            76,126
                                                  ------------      ------------      ------------      ------------

     Loss before preferred dividend                 (1,079,226)       (1,683,553)         (361,960)         (981,247)

     Preferred dividend                                 35,763            36,291            11,921            11,921
                                                  ------------      ------------      ------------      ------------

     Net loss from Continuing Operations          $ (1,114,989)     $ (1,719,844)     $   (373,881)     $   (993,168)
                                                  ------------      ------------      ------------      ------------

     Discontinued Operations:
     Income from Operations                            237,898           191,104                --            45,590
     Loss on Disposal                                 (479,244)               --                --                --
                                                  ------------      ------------      ------------      ------------
     Net Loss                                     $ (1,356,335)     $ (1,528,740)     $   (373,881)     $   (947,578)
                                                  ------------      ------------      ------------      ------------

     Earnings (Loss) per common share
     Loss for Continuing Operations               $      (0.05)     $      (0.12)     $      (0.02)     $      (0.07)
                                                  ------------      ------------      ------------      ------------
     Discontinued Operations:
        Income from Operation                     $       0.01      $       0.01                --                --
                                                  ------------      ------------      ------------      ------------
        Loss on Disposal                          $      (0.02)               --                --                --
                                                  ------------      ------------      ------------      ------------

     Net Loss                                     $      (0.06)     $      (0.11)     $      (0.02)     $      (0.03)

     Weighted average number of
       common shares outstanding                    22,282,209        13,954,840        22,282,209        13,954,840
                                                  ============      ============      ============      ============

                See accompanying notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

  CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, COMMON STOCK, OTHER
                  STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)

                                         SERIES B
                                        CONVERTIBLE                                             ADDITIONAL
                                      PREFERRED STOCK                  COMMON STOCK             ADDITIONAL        PAID-IN
                                ----------------------------    ----------------------------      PAID-IN         CAPITAL
                                   SHARES          AMOUNT          SHARES         AMOUNT          CAPITAL      STOCK OPTIONS
                                ------------    ------------    ------------    ------------    ------------   -------------
Balance - January 1, 2001             20,000    $        200      22,280,210    $     22,280    $  8,830,489    $      2,667

Issuance of common stock
   to directors                           --              --           7,875               9              --           3,430

Series A Convertible
  Stock dividends                         --              --              --              --              --

Net loss before preferred
  stock dividend                          --              --              --              --              --
                                ------------    ------------    ------------    ------------    ------------    ------------
Balance-September 30, 2001            20,000    $        200      22,288,085    $     22,289    $  8,830,489    $      6,097
                                ============    ============    ============    ============    ============    ============




                                 ACCUMULATED
                                   DEFICIT           TOTAL
                                 ------------     ------------
Balance - January 1, 2001        $ (6,405,731)    $  2,449,905

Issuance of common stock
   to directors                                          3,439

Series A Convertible
  Stock dividends                     (35,763)         (35,763)

Net loss before preferred
  stock dividend                   (1,320,572)      (1,350,572)
                                 ------------     ------------
Balance-September 30, 2001       $ (7,762,066)    $  1,097,009
                                 ============     ============

                See accompanying notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         FOR THE NINE
                                                                         MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                 ------------------------------
                                                                     2001              2000
                                                                 ------------      ------------
Cash flows from operating activities:
Net loss from continuing operations                              $ (1,114,989)     $ (1,719,844)
                                                                 ------------      ------------
Adjustments to reconcile net loss to net
 cash used in operating activities:
Unrealized gain on marketable securities                                   --           (14,408)
Realized gain on marketable securities                                     --           (14,966)
Issuance of common stock for services rendered                          3,439            27,690
Series A preferred stock dividends                                     35,763            36,291
Depreciation and amortization                                         116,955           114,208
Unearned revenues                                                     151,384            74,487
Deferred acquisition costs                                           (110,238)          (18,509)
Increase (decrease) in cash flows as
  a result of changes in asset and
  Liability account balances:
Prepaid expenses and other current assets                              12,491           (22,691)
Accounts payable, accrued expenses
   and other current liabilities                                      (38,375)         (335,646)
Other Assets                                                               --             8,250
                                                                 ------------      ------------
Total adjustments                                                     171,419          (145,294)
                                                                 ------------      ------------

Net cash used in operating activities                                (943,570)       (1,865,138)
                                                                 ------------      ------------

Cash flows from investing activities:
(Increase) decrease in marketable securities                          634,619          (246,973)
(Investment) / sale of subsidiary                                     372,000          (200,000)
Acquisition of fixed assets                                            (9,061)           (6,739)
                                                                 ------------      ------------
Net cash provided by (used in) investment activities                  997,558          (453,712)
                                                                 ------------      ------------


Cash flows from financing activities:
Net proceeds from issuance of capital stock                                --         1,206,770
Repayment of long term debt                                           (15,677)          (17,982)
                                                                 ------------      ------------
Net cash provided by (used in) financing activities                   (15,677)        1,188,788
                                                                 ------------      ------------


Net increase (decrease) in cash                                        38,311        (1,130,062)

Cash and cash equivalents at beginning of period                       85,604         1,254,624
                                                                 ------------      ------------


Cash and cash equivalents at end of period                       $    123,915      $    124,562
                                                                 ============      ============

                       See notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                                   (Unaudited)


     Supplemental Disclosure of Cash Flow Information:

         Interest paid                                                      $    4,905     $    6,870
                                                                            ==========     ==========

     Supplemental Schedules of Noncash Financing Activities:

       Series A Preferred Stock and dividends thereon
         converted to common stock and additional
         paid-in capital upon conversion                                    $   35,763     $  161,603
                                                                            ==========     ==========

       Issuance of common stock to directors at September 30, 2001
         And to directors and consultants at September 30, 2000             $    3,439     $   27,690
                                                                            ==========     ==========


                       See notes to financial statements.

                   CORNICHE GROUP INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001
                                   (Unaudited)

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

NOTE 2 - DISCONTINUED OPERATIONS

        Through April 2001 the Company operated a property and casualty reinsurance business through its wholly owned subsidiary, Stamford Insurance Company, Ltd. ("Stamford"). Stamford is chartered under the laws of, and is licensed to conduct business as an insurance company by, the Cayman Islands. Stamford provided reinsurance coverage for one domestic insurance company until the fourth quarter of 2000 when the relationship with the carrier was terminated. Stamford continued to receive premiums through April 2001 for business written prior to termination. Stamford was not able to obtain any additional reinsurance relationships. In light of the inability of Stamford to write new business and difficulty in forecasting future claims losses in the run off of its prior reinsurance contract, on April 30, 2001 the Board of Directors of the Company approved the sale of Stamford to Butler Financial Solutions, LLC for a consideration totaling approximately $372,000. In the nine months ended September 30, 2001 the Company recorded a loss of approximately $479,000 on the sale of Stamford. The closing and transfer of funds was completed on July 6, 2001.

    The net assets of Stamford as of April 30, 2001 totaled approximately $851,000.

    The revenues and net income of Stamford for the periods indicated was as follows:

                                 FOUR MONTHS       NINE MONTHS
                               ENDED APRIL 30,  ENDED SEPTEMBER 30,
                                    2001               2000
                               --------------   -------------------
     Revenues                   $    297,696        $    323,729
     Net Income                      237,898             191,104

NOTE 3 BASIS OF PRESENTATION.

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001, the results of operations for the nine months and three months ended September 30, 2001 and 2000 and the cash flows for the nine months ended September 30, 2001. The results of operations for the nine and three months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

        The December 31, 2000 balance sheet has been derived from the audited financial statements at that date included in the Company's annual report on Form 10-K. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K.

NOTE 4 - PROPERTY AND EQUIPMENT.

    Property and equipment consists of the following:

                                                     SEPTEMBER 30,     DECEMBER 31,
                                                          2001             2000
                                                     -------------     ------------
     Computer equipment                               $    133,751     $    124,690
     Furniture and fixtures                                 41,635           41,635
     Computer software                                     599,277          599,277
                                                      ------------     ------------
                                                           774,663          765,602
     Less:  Accumulated depreciation                       356,691          239,736
                                                      ------------     ------------
                                                      $    417,972     $    525,866
                                                      ============     ============

        Depreciation and amortization charged to operations was $116,955 and $114,208 for the nine months ended September 30, 2001 and 2000, respectively and was $39,322 and $38,241 for the three months ended September 30, 2001 and 2000, respectively.

NOTE 5 -  LONG-TERM DEBT.

        Long-term debt consists of the following at September 30, 2001 and December 31, 2000:

                                                          SEPTEMBER 30,     DECEMBER 31,
                                                              2001              2000
                                                          -------------     ------------
                    Capital lease obligations               $  1,291          $ 4,591

                    Note payable - bank - in equal monthly
                     installments of $2,043 including
                     interest at 8-3/4%. The notes are
                     collateralized by computer equipment
                     with a net book value of $57,034         57,717           72,000
                                                            --------          -------

                                                              59,008           76,591
                    Less current maturities                   21,553           23,459
                                                            --------          -------

                                                            $ 37,455          $53,132
                                                            ========          =======

NOTE  6 -  STOCKHOLDERS' EQUITY.

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

        During the nine months ended September 30, 2001, the Company issued 7,875 shares of its common stock whose fair value was $3,439 to its board members for director's fees.

    (b) Warrants:

        The Company has issued common stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company..


        Information with respect to Warrants is summarized as follows:

                                                    FOR THE NINE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                              2001                           2000
                                                    ---------------------------    ----------------------------
                                                     SHARES          PRICES        SHARES           PRICES
                                                    -------      --------------   -------       ---------------
                       Outstanding at beginning
                          of period                  79,000      $3.20 to $27.50   79,000       $3.20 to $27.50
                       Granted                      300,000        .62 to   1.50       --
                       Expired                           --      $3.90 to $46.40       --
                                                    -------                       -------
                       Outstanding at end
                          of period                 379,000      $0.62 to $27.50   79,000       $3.20 to $27.50
                                                    =======                       =======

         In September 2001, the Company issued warrants for services exercisable at prices ranging from $.62 to $1.50 per share for shares totaling 300,000 shares.

    (c) Stock Options Plans:

        The Company has two stock option plans The 1998 Employee Incentive Stock Option Plan and The 1992 Stock Option Plan. The 1998 Employee Incentive Stock Option Plan provides for the grant of options to purchase shares of the Company's common stock to employees. The 1992 Stock Option Plan provides for the grant of options to directors.

        Information with respect to options under the 1992 and 1998 Stock Option Plans is summarized as follows:

                                                    FOR THE NINE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                               2001                           2000
                                                   ----------------------------     ---------------------------
                                                    SHARES           PRICES          SHARES          PRICES
                                                   --------      --------------     -------     ---------------
                       Outstanding at beginning
                          of period                 403,000      $0.31 to $1.94     128,000     $0.31 to $1.00
                       Granted                       75,000      $0.37              275,000     $1.097 to $1.94
                       Expired                       (1,500)     $0.31                   --
                       Cancelled                   (175,000)     $0.37 to $1.91
                                                   --------                         -------
                       Outstanding at end
                          of period                 301,500      $0.41 to $1.94     403,000     $0.31 to $1.94
                                                   ========                         =======

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

Assuming the fair market value of the stock at the date of grant to be $.3125 per share in May 1996, $.40625 per share in May 1997, $.6875 in January 1999, $1.00 per share in September 1999, and $1.94 in June 2000, the life of the options to be from three to ten years, the expected volatility at 200%, expected dividends are none, and the risk-free interest rate of 10%, the Company would have recorded compensation expense of $59,129 for the nine months ended September 30, 2001.

    months ended September 30, 2001 as calculated by the Black-Scholes option pricing model.

    As such, pro-forma net loss and loss per share would be as follows:

                                                                  FOR THE NINE       FOR THE THREE
                                                                  MONTHS ENDED       MONTHS ENDED
                                                               SEPTEMBER 30, 2001  SEPTEMBER 30, 2001
                                                               ------------------  ------------------
                                     Net loss as reported          $(1,356,335)       $ (373,881)
                                     Additional compensation            59,129              (400)
                                                                   -----------        -----------

                                     Adjusted net loss             $(1,415,464)       $ (373,481)
                                                                   ===========        ==========

                                     Loss per share as reported    $     (0.06)       $    (0.02)
                                                                   ===========        ==========

                                     Adjusted loss per share       $     (0.06)       $    (0.02)
                                                                   ===========        ==========

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

NOTE 8 - POTENTIAL MERGER TRANSACTION

        The Company is currently engaged in merger discussions with Strandtek International, Inc.

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

Through July 2001 the direct sales to consumers distribution channel operated by consumers purchasing extended warranties and service contracts directly at www.warrantysuperstore.com by inputting on-line the relevant data. During the second quarter of 2001, management refined its "direct to consumer" marketing strategy based on revenue generation opportunities, transaction patterns and return on investment from previous marketing endeavors. As a result of this further analysis, the Company is aggressively focusing its marketing efforts to build partnerships with companies and individuals who in the normal course of doing their business come into direct contact with the Company's targeted customer base. In this way the Company's extended warranty and service contract products will be sold to consumers through face-to-face contact although transaction processing will still be through the Company's Internet software. The new marketing initiatives are in the early stages. The Company is continuing to pursue business relationship opportunities by providing private label capability.

The company will continue to rely on its cash reserves and Treasury Bill investments during fiscal 2001 to fund its operations. Management anticipates that sufficient funds will be provided by ongoing operations during the second quarter of fiscal 2002 to enable the Company to achieve break-even operating cash flow and positive cash flow for the year ending December 31, 2002.

RECENT DEVELOPMENTS

On July 16, 2001 the Company executed a non-binding Letter of Intent with Strandtek International, Inc. ("Strandtek") to acquire in a stock for stock merger transaction all of the issued and outstanding equity interests of Strandtek. Strandtek is a high-tech manufacturer of melt blown polypropylene used for acoustical and thermal insulation applications currently used in the automotive and appliance industries. Its manufacturing facilities are located in Chicago, Illinois. Negotiations are at an advanced stage but no definitive agreement has been signed as of the date hereof and the transaction is subject to completion of satisfactory due diligence by the Company and Strandtek, and a number of other financial, legal and business conditions. There can be no assurance given at this time that all of the conditions can be met or that a transaction can be consummated on terms satisfactory to the Company.

DISCONTINUED OPERATIONS

Through April 2001 the Company operated a property and casualty reinsurance business through its wholly owned subsidiary, Stamford Insurance Company, Ltd. ("Stamford"). Stamford is charted under the laws of, and is licensed to conduct business as an insurance company by, the Cayman Islands. Stamford provided reinsurance coverage for one domestic insurance company until the fourth quarter of 2000 when the relationship with the carrier was terminated. Stamford continued to receive premiums through April 2001 for business written prior to termination. Stamford was not able to obtain any additional reinsurance relationships. In light of the inability of Stamford to write new business and difficulty in forecasting future claims losses in the run off of its prior reinsurance contract, on April 30, 2001 the Board of Directors of the Company approved the sale of Stamford to Butler Financial Solutions, LLC for a consideration totaling approximately $372,000. In the nine months ended September 30, 2001 the Company recorded a loss of approximately $479,000 on the sale of Stamford. The closing and transfer of funds was completed on July 6, 2001.

RESULTS OF OPERATIONS

The Company recognizes revenue from its warranty service contracts and reinsurance business over the life of contracts executed. Additionally, the Company amortizes the insurance premium expense and third party claims fees evenly over the life of these contracts.

Three Months Ended September 30 2001, Compared To Three Months Ended September 30, 2000.

The Company generated gross revenues of $57,000 from the sale of extended warranties and service contracts via the Internet during the three months ended September 2001 (three months ended September 2000: $50,000) of which $32,000 were recognized as earned (three months ended September 2000: $(28,000). The balance of these revenues is being deferred over the life of the contracts. Similarly, direct costs associated with the sale of service contracts are being recognized pro rata over the life of the contracts.

General and administration expenses decreased 62.9% to $387,000 for the three months ended September 2001 as compared to $1,043,000 for the three months ended September 2000. This decrease is primarily due to advertising ($480,000), professional fees ($58,000), director and employment fees ($54,000) and miscellaneous expenses ($50,000). The reduction in advertising is due to the Company focusing on strategic partnerships and co-op advertising programs as compared to Internet banner ads and media promotions. Professional fees were lower legal and accounting fees. The director and employment fees represented payment of five quarters (in arrears) to three directors plus agency fee to hire a CFO.

Interest income decreased by $35,000 in the three months ended September 2001 as compared to the corresponding period in 2000. This decrease is primarily due lower cash and cash investment balances in 2001 as a result of cash being applied to funding operating losses.

For the reasons cited above, net loss for the three months ended September 2001 decreased by 62.3% to $374,000 from the comparable loss of $993,000 for the three months ended September 2000.

Nine Months Ended September 30 2001, Compared To Nine Months Ended September 30, 2000.

The sale of extended warranties and service contracts via the Internet generated gross revenues of $207,000 for the nine months ended September 2001 (nine months ended September 2000: $76,000) of which $65,000 were recognized as earned (nine months ended September 2000: $8,000). The balance of these revenues is being deferred over the life of the contracts. Similarly, direct costs associated with the sale of service contracts are being recognized pro rata over the life of the contracts.

General and administration expenses decreased 35.8% to $1,169,000 for the nine months ended September 2001 as compared to $1,823,000 for the nine months ended September 2000. This decrease is primarily due to advertising ($678,000) offset by an increase in director fees ($35,000). The reduction in advertising is due to the Company focusing on strategic partnerships and co-op advertising programs as compared to Internet banner ads and media promotions. The director fees represented payment for five quarters (in arrears) to three directors.

Interest income from the U.S. investment account totaled $82,000 for the nine months ended September 2001 as compared to $131,000 the nine months ended September 2000 due to approximately $1,500,000 of net proceeds of the Company's equity placement in late February 2000 offset by approximately $2,000,000 used to fund ongoing operations during the last twelve months.

Net loss for the nine months ended September 2001 decreased 35.1% to $1,114,989 from the comparable loss of $1,719,844 for the nine months ended September 2000. This increase is a result of the reasons cited above.

LIQUIDITY AND CAPITAL RESOURCES

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated:

                                                    NINE MONTHS ENDED
                                           --------------------------------------
                                           SEPTEMBER 30, 2001  SEPTEMBER 30, 2000
               Cash used in
               Operating Activities            $(943,570)         $(1,865,138)

               Cash provided by (used in)
               Investing Activities              997,558             (453,712)

               Cash provided by (used in)
               Financing activities              (15,677)           1,188,788

The Company incurred a net loss from continuing operations of $1,114,989 for the nine months ended September 2001. Such losses adjusted for non-cash items such as depreciation and amortization charges ($116,955), deferred revenues (net of deferred acquisition costs) ($41,146), preferred stock dividend accrual ($35,763) and other non cash credits totaling $22,445 resulted in cash used in continuing operations totaling $943,570 for the nine months ended September
30, 2001, net of working capital movements.

To meet its cash requirements during the nine months ended September 30, 2001 the Company relied on its investment account of $634,619 plus $372,000 proceeds from the sale of its subsidiary Stamford Insurance Company to fund the Company's operating expenses. Additionally, the Company generated cash from its Internet business, both earned and unearned, of approximately $150,000.

The Company has no contracted capital expenditure commitments in place. However, the Company spent approximately $163,000 in the nine months ended September 30, 2001 and will need to invest approximately $50,000 during the remainder of fiscal 2001 to maintain and promote its web site.

As of September 30, 2001 the Company had cash and cash equivalents totaling $123,915. Additionally, it had Treasury Bills and Federal Home Loan Mortgage notes totaling $1,741,594. The Company will continue to rely on its cash reserves and its investments during the remainder of the fiscal year to fund its operations. Management anticipates that sufficient funds will be provided by ongoing operations to achieve break-even operating cash flow in the second quarter of fiscal 2002.

INFLATION

The Company does not believe that its operations have been materially influenced by inflation for the nine months ended September 2001, a situation which is expected to continue for the foreseeable future.

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

    CORNICHE GROUP INCORPORATED (Registrant)

    By     /s/ Robert F. Benoit
           -----------------------------------------
           Robert F. Benoit, Chief Executive Officer

Date:  November 13, 2001