Form 10-K
period 2001-12-31
CORNICHE GROUP INC /DE
filed 2002-04-15
CIK 320017

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market price of the voting and nonvoting common equity held by non-affiliates of the Registrant as of March 12, 2002 was approximately $3.0 million. (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).

On March 12, 2002, 22,290,710 shares of the Registrant's common stock, par value $0.001 per share, were outstanding.

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


                                     PART I

ITEM 1.  BUSINESS

Corniche Group Incorporated ("the Company") is a provider of extended warranties and service contracts via the internet through its web site warrantysuperstore.com.

HISTORY

The Company was incorporated under the laws of the State of Delaware in September 1980 under the name Fidelity Medical Services, Inc. From its inception through March 1995, the Company was engaged in the development and sale of medical imaging products through a wholly-owned subsidiary. As a result of a reverse merger on March 2, 1995 with Corniche Distribution Limited and its subsidiaries the Company was engaged in the retail sale and wholesale distribution of stationery and related office products in the United Kingdom. Effective March 25, 1995 the Company sold its medical imaging products subsidiary. On September 28, 1995 the Company changed its name to Corniche Group Incorporated. In February 1996, the Company's United Kingdom operations were placed in receivership by their creditors. Thereafter through March 1998 the Company was inactive. On March 4, 1998, the Company entered into a Stock Purchase Agreement with certain individuals (the "Initial Purchasers") whereby the Initial Purchasers acquired in aggregate 765,000 shares of a newly created Series B Convertible Redeemable Preferred Stock. Thereafter the Initial Purchasers endeavored to establish for the Company new business operations in the property and casualty specialty insurance and warranty/service contracts markets. On September 30, 1998 the Company acquired all of the capital stock of Stamford Insurance Company Limited. ("Stamford"). On April 30, 2001 the Company sold Stamford and is no longer involved in property and casualty specialty insurance. See "Discontinued Operations" below.

RECENT DEVELOPMENTS

On January 7, 2002, the Company entered into a Stock Contribution Exchange Agreement (the "Exchange Agreement") and a Supplemental Disclosure Agreement (together with the Exchange Agreement, the "Agreements") with StrandTek International, Inc., a Delaware corporation ("StrandTek"), certain of StrandTek's principal shareholders and certain non-shareholder loan holders of StrandTek (the "StrandTek Transaction"). The Exchange Agreement was amended on February 11, 2002 and the parties are currently negotiating a further amendment and extension. Accordingly, no assurances can be given that the transaction will be consummated or the precise terms of the amendment. All descriptions of the StrandTek Transaction herein are based on the Company's current assumptions as to the final terms. Assuming the consummation of the transactions contemplated by the Agreements, StrandTek will become a majority owned subsidiary of the Company and the former shareholders of StrandTek will control the Company.

StrandTek is a high-tech manufacturer with proprietary technology producing melt-blown polypropylene for acoustical and thermal insulation applications. StrandTek produces on a commercial scale, through a patented process, a lofted thermal insulation wadding material as a replacement for cotton shoddy and fibreglass used for acoustical and insulation applications. StrandTek believes that its material is technically superior to existing materials, 100% recyclable, lighter, easier to use and handle in commercial applications and provides significant cost savings over cotton shoddy and fibreglass for engineered parts.

The main applications for the material are in the automotive, appliance, home and office building markets. StrandTek has achieved acceptance for its product with a number of Fortune 100 companies, which are already switching from traditional materials to the StrandTek product. Following extensive evaluation and testing by several potential major customers StrandTek now supplies companies such as GE, Maytag and Daimler Chrysler. Additionally, GM has approved a specification for the StrandTek product and StrandTek is in discussions with several other major OEM's within these industries. Given the global nature of the industries and companies StrandTek is supplying, management is actively evaluating the potential for a European plant to meet demand of existing customers in their European manufacturing facilities.

StrandTek currently has a plant in excess of 200,000 square feet based in Chicago, with four manufacturing lines and two die-cutting lines and is in the process of building one new line. Plans are well in hand for additional lines to meet the anticipated increase in demand for its product. Given that StrandTek has been in ongoing development of its extrusion technology, not all of the lines have the same output capacity. However, within the existing factory there is scope to build four more full-scale extrusion lines, which would have a significant impact on the total revenue generation of the business.

Pursuant to the terms of the Agreements, as amended to date and as expected to be further amended, the Company will acquire approximately 178,000,000 shares or approximately 98% of the common stock, $.0001 par value per share, of StrandTek from certain principal shareholders of StrandTek. Such principal shareholders will exchange their shares of StrandTek common stock for approximately 8,606,000 shares of the Company's common stock, par value $0.001 ("Common Stock") and approximately 1,355,000 shares of the Company's Series D Convertible Preferred Stock convertible into 135,500,000 common shares, as adjusted pursuant to the Agreements. In addition, such principal shareholders and certain non-shareholder loan holders have agreed to exchange certain of their outstanding loans due from Strandtek, in the amount of $22 million in the aggregate, and the Company will issue 220,000 shares of its Series C 7% Convertible Preferred Stock. Upon the consummation of the transaction contemplated by the Agreements, the principal shareholders and the non-shareholder loan holders will own more than a majority of the outstanding shares and voting power of the Company.

In January 2002 the Company advanced to StrandTek a loan of $1 million on an unsecured basis, which is personally guaranteed by certain of the principal shareholders of StrandTek and a further loan of $250,000 on February 19, 2002 on an unsecured basis. Such loans are due on the earlier of March 31, 2002 (subject to extension if the agreements are amended) or forty five days after the termination of the Agreements.

The transaction is expected to close during April 2002 and is contingent upon certain closing conditions, including, obtaining financing of approximately $11 million and a number of other financial, legal and business conditions. The Company is attempting to secure this financing through an unregistered private placement of its securities. Upon the closing of the transaction, Jerome Bauman, President of StrandTek, will be appointed Chairman and Chief Executive Officer of the Company and William Buckles, Chief Financial Officer of StrandTek, will be appointed Chief Financial Officer, Treasurer and Secretary of the Company and Ronald Basar will be appointed Vice President. There can be no assurance given at this time that the financing can be satisfied on terms reasonably acceptable to the parties or that the other financial, legal and business conditions can be met or that a transaction can be consummated. Further information about StrandTek is available in its Form 10-K for its fiscal year ended September 30, 2001 and in its Form 10-Q for the fiscal quarter ended December 31, 2001 on file with the SEC.

The following summarizes the terms of the Series C 7% Convertible Preferred Stock. The Series C Preferred Stock shall rank senior to the Company's Series D Preferred Stock and Common Stock with respect to the payment of dividends and to the distribution of assets upon liquidation, dissolution or winding up. Commencing July 1, 2002, the holders of shares of Series C Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors of the Company, cumulative dividends at the rate of 7% per annum on each share of Series C Preferred Stock, subject to appropriate adjustment. The holder of any share of Series C Preferred Stock shall have the right, at such holder's option, to convert each share of the Series C Preferred Stock into one hundred shares of the Company's Common Stock, plus additional shares for accrued and unpaid dividends, subject to certain adjustments.

The following summarizes the terms of the Series D Preferred Stock. The Series D Preferred Stock shall rank junior to the Company's Series C 7% Convertible Preferred Stock with respect to the payment of dividends and to the distribution of assets upon liquidation, dissolution or winding up, and pari passu with the Common Stock. So long as any shares of the Series D Preferred Stock are outstanding, no dividend shall be declared or paid upon the Common Stock or upon any other stock ranking junior to, or on a parity with, the Series D Preferred Stock. The holder of any share of Series D Preferred Stock shall have the right, at such holder's option, to convert each share of the Series D Preferred Stock into one hundred shares of the Company's Common Stock, subject to certain adjustments. The holders of shares of the Series C Preferred Stock and Series D Preferred Stock shall have the same voting rights as the holder of that number of shares of Common Stock into which a share of Series C or Series D Preferred Stock could be converted.

The Company and StrandTek anticipate that the contribution and exchange of stock and cash for capital stock of the Company shall constitute a nontaxable transfer of property and the transaction is contingent upon StrandTek receiving a tax opinion to that effect.

The securities being exchanged in the transaction have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States without the effectiveness of a resale registration statement or an applicable exemption from the registration requirements. The principal shareholders and the non-shareholder loan holders shall be entitled to demand registration rights for the Common Stock issued to them and the Common Stock issuable upon the conversion of the Series C and Series D Preferred Stock.

CURRENT BUSINESS OPERATIONS

The business of the Company today comprises the sale of extended warranties and service contracts via the Internet at www.warrantysuperstore.com. No decision has been made about the future of the warranty and service contract business. It is anticipated that the new Board of Directors will consider the contraction, sale or termination of the warranty and service contract business after the consummation of the StrandTek Transaction. There can be no assurance, if a decision to sell is made, that the Company will be able to complete the sale of such business on terms favorable to the Company or at all.

WarrantySuperstore.com Internet Business

The Company's primary business focus is the sale of extended warranties and service contracts over the Internet covering automotive, home, office, personal electronics, home appliances, computers and garden equipment. The Company offers its products and services in the United States in states that permit program marketers to be the obligor on service contracts. Currently this represents approximately 37 states for automobile service contracts and approximately 43 states for other product categories. While the Company manages most functions relating to its extended warranty and service contracts, it does not bear the economic risk to repair or replace products nor does it administer the claims function. The obligation to repair or replace products rests with the Company's appointed insurance carriers. During fiscal 2001 Great American Insurance Company and American Home Shield were the Company's appointed carriers, Great American Insurance Company providing contractual liability insurance covering the obligation to repair or replace products under the Company's automobile and consumer products extended warranties and service contracts and American Home Shield covering all home warranty contracts. In March 2002 National Casualty Company (a member of Nationwide Group) replaced Great American Insurance Company and Home Warranty of America (a division of Near North National Group) replaced American Home Shield. The Company is responsible for the marketing, recording sales, collecting payment and reporting contract details and paying premiums to the insurance carriers. In addition the Company provides information to the insurance carriers' appointed claims administrators who handle all claims under the Company's contracts, including the payment of claims.

The Company commenced operations initially by marketing its extended warranty products directly to the consumer through its web site. During fiscal 2000 the Company developed enhanced proprietary software to facilitate more efficient processing and tracking of online warranty transactions. This provided the Company with the ability to deliver its products over the Internet through a number of distribution channels by enabling it to supply a number of different extended warranty service contracts on a co-branded or private label basis to corporations, by embedding the Company's suite of products on such corporations web sites. This new capability was launched in January 2001. As a result the Company now has four distinct distribution channels: (i) direct sales to consumers, (ii) co-branded distribution, (iii) private label distribution and
(iv) manufacturer/retailer partnerships.

Direct Sales to Consumers

Consumers can purchase extended warranties and service contracts directly at www.warrantysuperstore.com by inputing on-line the relevant data. By purchasing online the consumer saves typically 30-50% of the normal price charged by traditional off-line retail dealers. The Company also provides via a third party financing company, at no additional cost to the consumer, an interest free payment option on the more expensive warranty contracts.

Co-Branded Distribution

Consumers can purchase the Company's extended warranty and service contract products via a corporate partners own web site by clicking on the Company's icon which has been put onto the partners web site. This allows the Company to take advantage of its partner's brand strength and market positioning. The Company's strategic plan identified key market segments where the Company believes this strategy will be effective. These include, but are not limited to, Banking, Insurance, Financial Services, Telecommunications, Utilities and Consumer Goods suppliers. This channel has been developed to provide the Company with a means of reaching a substantially larger consumer base, without incurring direct advertising expense.

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

Manufacture / Retail Partnerships

Utilizing its processing capability, the Company has gained access to a fourth distribution channel by providing extended warranty/service contracts directly to consumers through retail and manufacturer partnerships. The Company intends to develop business relationships with retailers and manufacturers pursuant to which the Company will enable a product manufacturer or retailer to offer additional and/or extended warranty coverage over and above their normal manufacturers warranty.

DISCONTINUED OPERATIONS

Through April 2001 the Company also operated in the reinsurance market through Stamford. On April 30, 2001 the Company sold Stamford for a total consideration of $372,000. Stamford was chartered under the Laws of, and is licensed to conduct business as an insurance company by the Cayman Islands. Although Stamford had incurred losses since its inception, it first generated revenues in the fourth quarter of 1999. Stamford was a "property and casualty" reinsurance company writing reinsurance coverage for one domestic carrier's consumer product service contracts. In the fourth quarter of 2000, the relationship with the carrier was terminated. Stamford was not able to obtain additional reinsurance business relationships. In light of the inability of Stamford to write new business and difficulty in forecasting future claim losses in the run off of its prior reinsurance contract, management decided to sell Stamford. In the six months ended June 30, 2001 the Company recorded a loss of approximately $479,000 on the sale which was effective May 1, 2001. The closing and transfer of funds was completed on July 6, 2001.

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

EMPLOYEES

As of December 31, 2001, the Company employed three full-time personnel.

RISK FACTORS

CORNICHE HAS A HISTORY OF OPERATING LOSSES AND A SUBSTANTIAL ACCUMULATED EARNINGS DEFICIT AND IT MAY CONTINUE TO INCUR LOSSES.

Since its inception in 1980, the Company has generated only limited revenues from sales and has incurred substantial net losses of approximately $2.1 million, $2.1 million and $1.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, the Company had an accumulated deficit of approximately $8.5 million. The Company expects to incur additional operating losses as well as negative cash flow from operations of the warranty and service contract business. It is anticipated that the Board of Directors of the Company, after the consummation of the StrandTek Transaction, will review and consider its alternatives which include the contraction, disposition or termination of such business. There can be no assurance that the Company will be able to dispose of such business, if a decision to sell is made, on terms favorable to the Company or at all.

FUTURE SALES OF CORNICHE'S COMMON STOCK MAY DEPRESS ITS STOCK PRICE.

Sales of a substantial number of shares of the Company's Common Stock in the public market could cause a reduction in the market price of its Common Stock. The Company had 22,290,710 shares of Common Stock issued and outstanding as of March 12, 2002. As of that date, all of those shares were eligible for sale under Rule

144 or are otherwise freely tradable. In addition, 380,500 options and warrants were outstanding as of March 12, 2002. As of March 12, 2002, 84,000 of those stock options and warrants were vested and the remainder will vest within the next five years. The Company also has 681,171 shares of Series A Preferred Stock issued and outstanding as of March 12, 2002, which are convertible, at the option of the holders or automatically, in certain instances, into 130,989 shares of its Common Stock. The Company's Series A Preferred Stock is expected to be redeemed simultaneously with the closing of the StrandTek Transaction. The Company may also issue additional shares in connection with its business and may grant additional stock options to its employees, officers, directors and consultants.

In January 2002, Corniche entered into the Agreements which require it to exchange approximately 35,208,000 shares of its Common Stock, approximately 626,000 shares of its yet to be created Series D Convertible Preferred Stock, subject to adjustment, and 220,000 shares of Series C Preferred Stock in connection with the closing of the StrandTek Transaction. In addition, under the terms of the Agreements, the number of shares of Series D Preferred Stock exchanged in the transaction is subject to adjustment based upon the number of shares of Corniche Common Stock issued and outstanding at the closing, including the shares of Common Stock being offered hereunder. Assuming that (i) the private placement is concluded at $0.40 per share of Common Stock; (ii) the minimum of 28,875,000 shares of Common Stock offered in the private placement are sold and; (iii) such number of shares satisfies the Financing Condition Amount, the adjustments to the Series D Preferred Stock would increase the number of shares of Series D Preferred Stock to be issued to approximately 1,355,000 shares (convertible into approximately 135,500,000 shares of Common Stock) (as adjusted based on the number of issued and outstanding shares of Common Stock and based on the lack of authorized shares of Common Stock). No further adjustment would be required for the sale of additional shares in this private placement above the number of shares of Common Stock necessary to satisfy the Financing Condition Amount. Such shares of Series C and Series D Preferred Stock are convertible into approximately 157,500,000 shares of Common Stock in the aggregate, subject to the satisfaction of certain conditions and to certain adjustments. In addition, the principal shareholders and the non-shareholder loan holders of StrandTek are receiving demand registration rights in connection with the shares of Common Stock and the shares of Common Stock issuable upon the conversion of the Series C and Series D Preferred Stock.

RISKS RELATING TO THE STRANDTEK TRANSACTION

CORNICHE WILL BE CHANGING ITS PRINCIPAL BUSINESS AND ITS MANAGEMENT IN CONNECTION WITH THE STRANDTEK TRANSACTION.

Prior to its proposed acquisition of StrandTek, the Company's business has been
(i) the sale of extended warranties and service contracts via the Internet at www.warrantysuperstore.com and (ii) reinsurance activities, on a limited basis. The reinsurance activities have been sold and terminated in April 2001. After the consummation of the StrandTek Transaction, the Company's business will be the production and marketing of melt-blown polypropylene for acoustical and thermal insulation applications which is a new business for the Company. Immediately after the consummation of the StrandTek Transaction, the officers, directors and principal shareholders of StrandTek will assume control of Corniche and the Company's current officers and directors will resign. The Company will be relying on the management of StrandTek to operate the business after the StrandTek Transaction. StrandTek's management has limited experience with managing a public company.

CORNICHE WILL HAVE NO RECOURSE AGAINST STRANDTEK AND ITS PRINCIPAL SHAREHOLDERS AND LOAN HOLDERS WHO EXCHANGE THEIR STRANDTEK COMMON STOCK AND LOANS TO STRANDTEK FOR ITS COMMON STOCK.

StrandTek has made certain representations and warranties to the Company concerning StrandTek's business, capitalization, and other matters. These representations and warranties do not survive the closing. After the closing of the StrandTek Transaction, the Company has virtually no recourse against StrandTek and principal shareholders and loan holders who are parties to the StrandTek Transaction if these representations prove to be untrue absent fraud. If these representations and warranties are untrue, the value of its Common Stock may be materially and adversely affected.

FOLLOWING THE STRANDTEK TRANSACTION, THE PRINCIPAL STOCKHOLDERS OF STRANDTEK WILL HAVE CONTROLLING VOTING POWER.

In connection with the acquisition of StrandTek, certain principal stockholders will receive approximately 35,208,000 shares of the Company's Common Stock and approximately 626,000 shares of the Company's Series D Preferred Stock, subject to further adjustment as discussed below. Assuming that (i) the private placement is concluded at $0.40 per share of Common Stock; (ii) the minimum of 28,875,000 shares of Common Stock offered in the private placement are sold and;
(iii) such number of shares satisfies the Financing Condition Amount, the adjustments would increase the number of shares of Series D Preferred Stock to be issued to approximately 1,355,000 (convertible into approximately 135,500,000 shares of Common Stock) (as adjusted based on the number of issued and outstanding shares of Common Stock and based on the lack of authorized shares of Common Stock). No further adjustment would be required for the sale of additional shares in this private placement above the number of shares of Common Stock necessary to satisfy the Financing Condition Amount. In addition, such principal shareholders and certain non-shareholder loan holders have agreed to exchange certain of their outstanding loans due from StrandTek, in the amount of $22 million in the aggregate, for 220,000 shares of the Company's Series C Preferred Stock. As a result, upon the consummation of the StrandTek Transaction, the principal shareholders and the non-shareholder loan holders will hold substantially more than a majority of the Company's issued and outstanding Common Stock and will be in a position to control the actions that require stockholder approval, including:

         o        the election of Corniche's directors; and

         o the outcome of mergers, sales of assets or other corporate transactions or matters submitted for stockholder approval.

It is anticipated that simultaneous with or shortly after the Closing of the StrandTek Transaction at least a majority of the Company's Board of Directors will be reconstituted with StrandTek board members, including Jerome Bauman, David M. Veltman, Greg Veltman, William G. Buckles, Jr., Philip Palm and Ken Arsenault.

STRANDTEK IS AN EARLY STAGE COMPANY.

StrandTek has a limited operating history upon which an evaluation of its business and its prospects can be based. StrandTek's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by such companies in the early stage of product launch post-development, particularly companies in new and rapidly evolving industries. To address these risks and achieve profitability and increased sales levels, StrandTek must, among other things:

         o establish and increase market acceptance of its products as a replacement for cotton shoddy, fiberglass, polyester fiber and polyether and polyethylene foams as well as other fibrous media;

         o        respond effectively to competitive pressures;

         o introduce on a timely basis products incorporating its technologies; and

         o        successfully market and support its products.

There can be no assurance that StrandTek will achieve or sustain significant sales or profitability in the future.

STRANDTEK HAS A HISTORY OF OPERATING LOSSES AND A SUBSTANTIAL ACCUMULATED EARNINGS DEFICIT AND MAY CONTINUE TO INCUR LOSSES.

StrandTek has generated only limited revenues from sales and has incurred substantial net losses of approximately $16.2 million, $9.7 million, and $5.5 million for the years ended September 30, 2001, 2000, and 1999, respectively and $3.8 million for the quarter ended December 31, 2001. At September 30, 2001, StrandTek had an accumulated stockholders' deficit of approximately $22.3 million and $26.1 million at December 31, 2001. StrandTek's ability to generate revenues and achieve profitability and positive cash flows from operations will depend on increased market acceptance and sales of its products. StrandTek may not achieve profitability and positive cash flows from operations. There can be no assurance that any prior losses may be used to offset future income, if any, earned by StrandTek.

STRANDTEK OPERATES IN A BUSINESS WHICH IS HIGHLY COMPETITIVE.

As reported by StrandTek, StrandTek faces significant competition in the acoustical and thermal insulation applications business. StrandTek competes with many established companies, who vary widely in size and expertise. Many of its existing and potential competitors in the acoustical and thermal insulation applications business have far greater financial, marketing, technical and research resources, name recognition, distribution channels and market presence than StrandTek. One significant manufacturer, 3M, produces meltblown acoustic media for automotive acoustic applications, office panel acoustic applications and appliance applications. StrandTek needs to obtain a material market share from such competitors for it to operate profitably.



ITEM 2.  PROPERTIES

The Company leases approximately 4,100 square feet of office space at 610 South Industrial Boulevard, Euless, Texas at an annual rental of approximately $51,144. The lease expires on July 31, 2002.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not aware of any material pending legal proceedings or claims against the Company or its subsidiary.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information. The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "CNGI." The following table sets forth the high and low bid prices of the Company's Common Stock for each full quarterly period within the two most recent fiscal years, as reported by Nasdaq Trading and Market Services. On March 12, 2002, the closing bid price for the Common Stock was $0.45. Information set forth in the table below represents prices between dealers in securities, does not include retail mark-ups, mark-downs, or commissions, and does not necessarily represent actual transactions.


         2000                                               HIGH              LOW
         First Quarter                                     $3.34            $ 2.93

         Second Quarter                                     3.03              1.81

         Third Quarter                                      2.31              1.38

         Fourth Quarter                                     1.81              0.44

         2001                                               HIGH              LOW
         First Quarter                                    $ 0.63            $ 0.22

         Second Quarter                                     0.50              0.19

         Third Quarter                                      0.82              0.30

         Fourth Quarter                                     0.74              0.35

(b) Holders. As of February 26, 2002, there were approximately 1,074 holders of record of the Company's Common Stock.

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

SERIES A PREFERRED STOCK

The Certificate of Designation for the Company's Series A Preferred Stock provides that at any time after December 1, 1999 any holder of Series A Preferred Stock may require the Company to redeem his shares of Series A Preferred Stock (if there are funds with which the Company may legally do so) at a price of $1.00 per share. Notwithstanding the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. The holders of Series A Preferred Stock may convert their Series A Preferred Stock into shares of Common Stock of the Company at a price of $5.20 per share. At December 31, 2001, 681,174 shares of Series A Preferred Stock were outstanding.

On January 29, 2002 notice was given that, pursuant to the Company's Restated Certificate of Incorporation, as amended (the "Certificate of Incorporation"), the Company has called for redemption and will redeem (the "Redemption") on the date of the closing of the StrandTek Transaction (the "Redemption Date"), all shares of the Company's Series A Convertible Preferred Stock outstanding on that date at a redemption price of $1.05, plus accrued and unpaid dividends from July 1, 1995 through and including the Redemption Date of $0.47 per share (the "Redemption Price"). Holders will not be entitled to interest on the Redemption Price and the Series A Preferred Stock will cease to accrue dividends on the Redemption Date. The Redemption, among other financial, legal and business conditions, is a condition precedent to the closing of the StrandTek Transaction, which is expected to close during April 2002. See "Business - Recent Developments". Similarly, completion of the Redemption is subject to closing the StrandTek Transaction. As a result, Letters of Transmittal in connection with the redemption will be held in escrow pending the closing of the StrandTek Transaction. Simultaneous with the closing of the StrandTek Transaction, the holders of the Series A Preferred Stock shall receive the Redemption Price. In the event that the StrandTek Transaction is not consummated, the Company will rescind the Notice of Redemption. Pursuant to the Certificate of Incorporation, each share of Series A Preferred Stock, may be converted into 0.193 shares of Common Stock at any time prior to the close of business on the tenth (10) day preceding the Redemption Date.

RECENT SALES OF UNREGISTERED SECURITIES

On February 12, 2002 the Company commenced a private placement offering, as later amended, to sell a minimum of 28,875,000 shares and a maximum of 41,125,000 shares of its Common Stock. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended (the "Securities Act"), are eligible to purchase these shares. The shares of Common Stock are being offered to enable the Company to satisfy one of the conditions precedent to consummating the StrandTek Transaction described in "Business - Recent Developments". The shares being offered in the private placement have not been registered under the Securities Act and such investors are being granted demand registration rights. The private placement is being made pursuant to the exemption provided by Section 4(2) of the Securities Act and certain rules and regulations promulgated under that section.

ITEM 6.  SELECTED FINANCIAL DATA

The selected statements of operations and balance sheet data set forth below are derived from audited financial statements of the Company. The information set forth below should be read in conjunction with the Company's audited consolidated financial statements and notes thereto. See Item 8 "Financial Statements and Supplemental Data" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations". On February 4, 1999 the Company changed its fiscal year-end from March 31 each year to December 31 each year. On April 30, 2001 the Company sold Stamford and accordingly the Statement of Operations data presented reflects the Stamford operations as discontinued operations as reported in the financial statements of the Company.


                                                                                               NINE MONTHS
STATEMENT OF OPERATIONS:                         YEAR ENDED      YEAR ENDED      YEAR ENDED          ENDED      YEAR ENDED
($'000 EXCEPT NET LOSS PER SHARE WHICH IS      DECEMBER 31,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,       MARCH 31,
STATED IN $)                                           2001            2000            1999           1998            1998
Earned Revenues                                 $       107     $        27      $        -      $       -      $        -

Direct Costs                                            (70)            (33)              -              -               -
Gross Profit                                             37              (6)              -              -               -

Operating Loss                                       (1,606)         (2,516)         (1,023)          (344)           (222)

Loss before discontinued operations and
preferred dividends                                  (1,792)         (2,296)         (1,084)          (403)           (204)

Net Loss Attributable to Common Stockholders         (2,081)         (2,075)         (1,170)          (448)           (264)
Basic and diluted earnings per share:
  Loss from continuing operations                     (0.08)          (0.16)          (0.16)         (0.07)          (0.05)
  Income (loss) from discontinued operations          (0.01)           0.02               -              -               -
Net loss attributable to common stockholders          (0.09)          (0.14)          (0.17)         (0.07)          (0.05)
Weighted Average Number of Shares
Outstanding                                      22,284,417      14,902,184       6,905,073      6,367,015       5,166,272



BALANCE SHEET DATA:                                   AS OF           AS OF           AS OF          AS OF
$'000                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                       2001            2000            1999           1998
Working Capital                                     $ 1,085         $ 2,079         $ 3,192        $   541
Total Assets                                          1,836           3,757           4,905            750
Current Liabilities                                     489             458             868            138
(Accumulated Deficit)                                (8,486)         (6,405)         (4,330)        (3,077)
Stockholders' Equity                                    374           2,450           3,112           (308)

SELECTED QUARTERLY FINANCIAL DATA


$'000                             QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
(EXCEPT NET LOSS PER SHARE          ENDED      ENDED      ENDED      ENDED      ENDED      ENDED      ENDED      ENDED
WHICH IS STATED IN$)             12/31/01    9/30/01    6/30/01    3/31/01   12/31/00    9/30/00    6/30/00    3/31/00
Earned Revenues                    $   42     $   33     $   21     $   11     $   19    $   (28)    $   34     $    2

Direct Costs                           17         31         15          7         10        (13)        27          9

Gross profit                           25          2          6          4          9        (15)         7         (7)

Operating Loss                       (449)      (386)      (353)      (418)      (669)    (1,057)      (483)      (307)

Net Loss Attributable to
 Common Stockholders                 (725)*     (374)      (329)      (653)      (546)      (948)      (382)      (199)

Net loss per share                  (0.03)     (0.02)     (0.01)     (0.03)     (0.07)     (0.03)     (0.03)     (0.01)

*  Includes write-off of unamortized capitalized software.
   See Management's Discussion and Analysis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto, included in Item 8 of this report, and is qualified in its entirety by reference thereto.

GENERAL

During the first half of fiscal 2001 management became concerned by the slow progress being made by its warrantysuperstore.com business. As a result, alternative strategies for the Company were evaluated and on January 7, 2002 the Company entered into the StrandTek Transaction. After the consummation of the StrandTek Transaction, Strandtek will become a majority owned subsidiary of the Company and the former shareholders of Strandtek will control the Company. Strandtek is a high-tech manufacturer with proprietary technology producing melt-blown polypropylene for acoustical and thermal insulation applications. The transaction is expected to close during April 2002 and is contingent upon certain closing conditions, including, obtaining financing and a number of other financial, legal and business conditions. There can be no assurance given however that the financing can be satisfied on terms reasonably acceptable to the parties or that the other financial, legal and business conditions can be met or that a transaction can be consummated.

No decision has been made about the future of the warranty and service contract business. It is anticipated that the Board of Directors will consider the contraction, sale or termination of the warranty and service contract business after the consummation of the StrandTek Transaction. There can be no assurance that the Company will be able to complete the sale of such business, if a decision to sell is made, on terms favorable to the Company or at all.

On April 30, 2001 the Company sold Stamford. The disposition was completed in the third quarter of 2001, effective as of May 1, 2001. The consolidated financial data relating to Stamford is classified as discontinued operations in the financial statements of the Company for all periods presented.

RESULTS OF CONTINUING OPERATIONS

The Company recognizes revenue from its warranty service contracts business over the life of contracts executed and direct costs associated with the sale of such service contracts are also recognized pro rata over the life of the contracts.

FISCAL 2001 COMPARED TO FISCAL 2000

The sale of extended warranties and service contracts via the Internet generated gross revenues of $225,000 in fiscal 2001 as compared to $124,000 in fiscal 2000 of which $107,000 were recognized as earned revenues in the year ended December 31, 2001 as compared to $27,000 in fiscal 2000. The balance of these revenues is being deferred over the life of the contracts. Similarly, direct costs associated with the sale of service contracts are being recognized pro rata over the life of the contracts.

Selling, general and administrative expenses totaled $1,643,000 during the year ended December 31, 2001 as compared to $2,510,000 for fiscal 2000, a decrease of $867,000 or 34.5%. The decrease is primarily due to a decrease in advertising costs ($1,027,000), offset by increases in professional fees ($166,000) and staff costs ($48,000). The reduction in advertising is due to the Company focusing on strategic partnerships and co-op advertising programs as compared to Internet banner ads and media promotions. The increase in professional fees was due primarily to legal costs associated with the proposed StrandTek Transaction and the additional staff cost was due to the hiring of a Marketing Manager in the second half of 2001.

As a result of the uncertainty over the future of the Company's extended warranty and service contract business the Company recorded an impairment charge of $305,333 in the fourth quarter of 2001. This charge represented the unamortized balance of capitalized software.

Interest income decreased by $29,000 for the fiscal year 2001 as compared to fiscal 2000. The decrease is primarily due to lower cash and cash investments balances in 2001 as a result of cash being applied to funding operating losses. Interest expense decreased from $10,000 in the twelve months ended December 31, 2000 to $6,000 in fiscal 2001.

For the reasons cited above, loss before discontinued operations and preferred dividend for the fiscal year 2001 decreased by 21.9% to $1,792,000 from the comparable loss of $2,296,000 for fiscal 2000.

FISCAL 2000 COMPARED TO FISCAL 1999

The Company commenced the sale of its extended warranty/service contract products over the Internet in the last quarter of 1999, initially for new and used automobiles. The Company's Internet business recorded gross revenues in fiscal 1999 of $11,000 resulting in earned revenues of $400 with the balance deferred over the life of the related contracts.

Selling, general and administrative expenses totaled $2,510,000 during the year ended December 31, 2000 as compared to $1,023,000 for the twelve months ended December 31, 1999, an increase of $1,487,000 or 145.4%. The increase is primarily due to increases in advertising costs ($881,000), staff costs and director fees ($191,000), professional fees ($89,000), and depreciation and amortization ($73,000). The increase in advertising expense is due to "Internet banner advertising" promotions. The increase in payroll costs is primarily due to the appointment of a Chief Executive Officer in February 1999 and the increase in professional fees resulted from the Company filing a registration statement on Form S-1 to raise additional financing.

Interest income totaled $136,000 in fiscal 2000 as compared to $4,400 in the twelve months ended December 31, 1999. The increase in interest income is due to higher cash, cash equivalents and investments in fiscal 2000. Interest expense decreased from $65,000 in the twelve months ended December 31, 1999 to $10,000 in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated:

                                                              Twelve Months Ended
                                                              -------------------

                                                December 31, 2001               December 31, 2000
Cash used in
operating activities                                 $   (373,843)                   $ (2,327,046)

Cash provided by (used in)
investing activities                                      362,939                         (25,285)

Cash provided by (used in)
financing activities                                      (23,432)                      1,183,311

The Company incurred a net loss attributable to common stockholders of $2,080,714 in fiscal 2001. This loss adjusted for the loss on sale of Stamford and discontinued operations totaled $1,839,368. Such loss adjusted for non-cash items such as capitalized software impairment charge $305,333, depreciation charges $155,436, deferred revenues (net of deferred acquisition costs) $38,342, preferred stock dividend accrual $47,684 and other non-cash items totaling $4,542 resulted in cash used in operating activities totaling $373,483 for the year ended December 31, 2001, net of working capital movements.

To meet its cash requirement during the twelve months ended December 31, 2001 the Company relied on the sale of marketable securities ($872,840) and the proceeds from the sale of Stamford ($372,000) to fund the Company's operations. Additionally, the Company generated cash from its Internet business, both earned and unearned, of approximately $160,000.

The Company significantly improved its operating cash flow in fiscal 2001 by reducing its advertising spending from approximately $1,134,000 in fiscal 2000 to $107,000 in fiscal 2001 and by focusing on strategic partnerships and co-op advertising programs to promote its products and services and customer awareness. The Company expended approximately $215,000 for the year ended December 31, 2001 to maintain and promote its web site. However, the Company has no contracted capital expenditure commitments in place.

As of December 31, 2001 the Company had cash totaling $51,268. Additionally, it had Treasury Bills and Federal Home Loan Mortgage notes totaling $1,503,374. The Company will continue to rely on its cash reserves and its investments to fund its operations.

Subsequent to December 31, 2001 the Company made advances to StrandTek totalling $1,250,000 in advance of completing the StrandTek Transaction. The advances bear interest at 7% per annum and $1,000,000 of the advances are guaranteed by certain principal stockholders of StrandTek. Additionally, on February 12, 2002 the Company commenced a private placement offering to sell, as amended a minimum of 28,875,000 shares and a maximum of 41,125,000 shares of its Common Stock. The shares of Common Stock are being offered to enable the Company to satisfy one of the conditions precedent to consummating the StrandTek Transaction described in "Item 1 Business - Recent Developments". The shares being offered in the private placement have not been registered under the Securities Act but investors are being granted demand registration rights.

INFLATION

The Company does not believe that its operations have been materially influenced by inflation in the fiscal year ended December 31, 2001, a situation which is expected to continue for the foreseeable future.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

This information is submitted in a separate section of this Report. See pages F-1, et. seq.


ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company engaged Weinick Sanders Leventhall & Co., LLP ("Weinick") as its independent accountants as of August 12, 1998. The Company had not consulted with Weinick regarding any matters or events set forth in Item 304(a)(2)(i) and
(ii) of Regulation S-K.

On May 7, 2001, the Company and Weinick terminated their client-auditor relationship. The reports of Weinick on the financial statements of the Company for the prior two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Company's Audit Committee and its Board of Directors participated in and approved the decision to change the Company's independent accountants. In connection with its audits for the prior two fiscal years and through May 7, 2001, there were no disagreements with Weinick on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Weinick, would have caused Weinick to make reference thereto in its report on the financial statements for such years. During the prior two fiscal years and through May 7, 2001 there were no "reportable events" as describe under Item 304(a)(1)(v) of Regulation S-K.

The Company engaged Travis, Wolff & Company, LLP ("Travis Wolff") as its new independent accountants as of May 7, 2001. Such appointment was approved by the Company's Audit Committee and its Board of Directors. During the two most recent fiscal years and through May 7, 2001 the Company had not consulted with Travis Wolff regarding any matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following table sets forth certain information regarding the directors and executive officers of the Company as of March 12, 2002:


NAME                                 AGE            POSITION
----                                 ---            --------
James J. Fyfe(1)                     47             Chairman of the Board of Directors
Robert F. Benoit(2)                  44             Director and Chief Executive Officer
Robert H. Hutchins                   73             Director
David H. Boltz                       49             Vice President, Chief Information Officer
Paul L. Harrison(1)(2)               40             Director
Joseph P. Raftery(1)(2)              58             Director


================================================================================

       (1) Member of the Compensation Committee
       (2) Member of the Audit Committee

James J. Fyfe
Chairman of the Board of Directors

Mr. Fyfe has served as a director of the Company since May 1995. He became Chairman of the Board in April 2000. From May 1995 until May 1998, Mr. Fyfe served as Vice President and Chief Operating Officer of the Company. Mr. Fyfe has been a director of Machine Vision Holdings, Inc., an intelligent automation and control software technology company, since January 1998 and of Transmedia Asia Pacific, Inc., a member benefit loyalty marketing company, since October 1999. From August 1996 to August 1997, Mr. Fyfe was an outside director of Medical Laser Technologies, Inc.

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

David H. Boltz, PHD
Vice President and Chief Information Officer

Mr. Boltz has served as Vice President, Chief Information Officer of the Company since June 2000. From May 1991 to June 2000, Dr. Boltz was an independent business consultant operating as Language Engineering Services, where he was engaged in providing business technology consulting services and information management services to numerous firms in the Dallas/Ft. Worth metroplex.

Paul L. Harrison
Director

Mr. Harrison was elected as a director of the Company in June 2000. He has been a director of Transmedia Europe, Inc., a "member-benefit" loyalty marketing company, since June 1996. Mr. Harrison was also President, Principal Financial and Accounting Officer and Secretary of Transmedia Asia Pacific, Inc., also a "member-benefit" loyalty marketing company, until October 1999. From May 1994 until June 1997, he was a business and financial consultant to Transmedia Europe, Inc.

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

SECTION 16 BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. These persons are required by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on the Company's review of these reports and written representations furnished to the Company, management believes that in 2001 each of the reporting persons compiled with these filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid during the three years ended December 31, 2001 to the Company's Chief Executive Officer. No other executive officer of the Company earned in excess of $100,000 for services rendered during fiscal 2001.



                           SUMMARY COMPENSATION TABLE


                                                                 ANNUAL          LONG-TERM              OTHER
                                                           COMPENSATION       COMPENSATION       COMPENSATION

 NAME AND PRINCIPAL POSITION      NOTES    FISCAL                SALARY      OPTIONS/SAR'S          ALL OTHER
                                            YEAR                                                 COMPENSATION
 Robert F. Benoit                (1)(2)      2001              $109,960                 --            $ 6,000
 Chief Executive Officer                     2000                96,154             75,000              5,800
 (Appointed March 1, 2000)                   1999                62,019            125,000              4,000


Notes:

         (1) All other compensation comprises monthly automobile allowances.

         (2) Fiscal 1999 relates to the period from February 15, 1999, when Mr. Benoit first joined the Company to December 31, 1999.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

None.

AGGREGATE OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTIONS/VALUES

The following table sets forth information as of December 31, 2001 concerning exercisable and non-exercisable options held by the Company's Chief Executive Officer and any other executive officer of the Company earning in excess of $100,000 for services rendered during fiscal 2001. The table includes the value of "in-the-money" options which represents the spread between the exercise price of the existing stock options and the year end price of the Common Stock which was $0.41.


                        SHARES                     NUMBER OF SECURITIES
                      ACQUIRED                   UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED IN-
                            ON       VALUE                   OPTIONS AT          THE-MONEY OPTIONS AT
                      EXERCISE    REALIZED          FISCAL YEAR END (#)           FISCAL YEAR END ($)
NAME                       (#)         ($)    EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
Robert F. Benoit             0          0                43,750/131,250                           0/0

EMPLOYMENT AGREEMENTS

(1) On February 15, 2000, and as amended on May 8, 2001, Mr. Benoit and the Company entered into an employment agreement for a term ending on February 15, 2003 ("Employment Agreement") with the Company. The Employment Agreement provides for a salary of $100,000 per annum and an annual auto allowance of $6,000 per annum. In addition, Mr. Benoit is entitled to participation in the Company's health care and dental plans and all other employee benefit plans. Pursuant to the terms of the Employment Agreement, Mr. Benoit was granted non-qualified options to purchase 75,000 shares of Common Stock at an exercise price of $1.097 per share and 100,000 shares of Common Stock at an exercise price of $1.00 per share. Such options vest over a three-year period commencing June 1, 2000. The Employment Agreement also provides for the acceleration of vesting of such options in the event of a change in control of the Company. Additionally, upon a change in control Mr. Benoit has the option, exercisable in writing within 30 days after the effective date of the change in control, to terminate the Employment Agreement and to receive as a severance payment an amount equal to 18 months base salary and require the Company to pay the cost of continuing medical insurance for the severance period. The Employment Agreement includes confidentiality and non-compete restrictions during the term of the Employment Agreement and for a period of two years thereafter. Mr. Benoit may be discharged for cause including failure or refusal to perform his duties, dishonesty, conviction of a felony or fraud, material breach of any provision of the Employment Agreement, disability or death.

(2) On June 26, 2000 Mr. Boltz and the Company entered into an employment agreement for a term ending on June 26, 2003 ("Employment Agreement") with the Company. The Employment Agreement provides for a salary of $75,000 per annum. In addition, Mr. Boltz is entitled to participation in the Company's health care and dental plans and all other employee benefit plans. The Employment Agreement includes confidentiality and non-compete restrictions during the term of the Employment Agreement and for a period of two years thereafter. Mr. Boltz may be discharged for cause including failure or refusal to perform his duties, dishonesty, conviction of a felony or fraud, material breach of any provision of the Employment Agreement, disability or death. The Employment Agreement also provides for a grant of non-qualified options to purchase 100,000 shares of Common Stock at an exercise price of $1.94. Such options vest over a three-year period commencing June 26, 2001 with the vesting of such options accelerating upon a change in control of the Company. Additionally, upon a change in control Mr. Boltz has the option, exercisable in writing within 30 days after the effective date of the change in control, to terminate the Employment Agreement and to receive as a severance payment an amount equal to 18 months base salary and require the Company to pay the cost of continuing medical insurance for the severance period.

STOCK OPTION PLANS

In April 1992 the Company adopted the 1992 Stock Option Plan to provide for the granting of options to directors. According to the terms of the plan, each director is granted options to purchase 1,500 shares of Common Stock each year. The maximum number of options to purchase shares of Common Stock that may be granted under this plan is 20,000 shares.

In May 1998, the Company adopted the 1998 Employee Incentive Stock Option Plan ("1998 Plan"). The 1998 Plan was established to attract and retain high caliber personnel and to offer an incentive for officers and employees to promote the business of the Company. Officers, employees and other independent contractors who perform services for the Company or any of its subsidiaries are eligible to receive incentive stock options under the 1998 Plan. The maximum aggregate number of shares that may be issued under options is 300,000 shares of Common Stock, subject to adjustment in the event of stock splits, stock dividends, recapitalizations, mergers, reorganizations, exchanges of shares and other similar changes affecting the Company's Common Stock. Unless terminated earlier, the 1998 Plan expires in May 2008. The aggregate fair market value (determined at the time the option is granted) of the shares for which incentive stock options are exercisable for the first time under the terms of the 1998 Plan by any eligible employee during any calendar year cannot exceed $100,000. Options are exercisable at the fair market value of the common stock on the date of grant and have five-year terms. The exercise price of each option is 100% of the fair market value of the underlying stock on the date the options are granted, except that no option will be granted to any employee who, at the time the option is granted, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary unless (a) at the time the options are granted, the option exercise price is at least 110% of the fair market value of the shares of common stock subject to the options and (b) the option by its terms is not exercisable after the expiration of five years from the date such option is granted. The Board of Directors' Compensation Committee administers the 1998 Plan. As of March 31, 2002 300,000 options have been granted under the 1998 Plan.

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

All directors are entitled to receive options to purchase 1,500 shares of common stock each May under the Company's 1992 Stock Option Plan for Directors. The Company deferred the grant of such options that otherwise would have been granted in May 1999, 2000 and 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as to the number of shares of Common Stock beneficially owned, as of March 12, 2002, by (i) each beneficial owner of more than five percent of the outstanding Common Stock, (ii) each current named executive officer and director and (iii) all current executive officers and directors of the Company as a group. All shares are owned both beneficially and of record unless otherwise indicated. Unless otherwise indicated, the address of each beneficial owner is c/o Corniche Group Incorporated, 610 South Industrial Boulevard Suite 220, Euless, Texas 76040.



              NUMBER AND PERCENTAGE OF SHARES OF COMMON STOCK OWNED


                                                                                               PERCENTAGE
                                                                                          OF COMMON STOCK
                                                                  # OF SHARES     BENEFICIALLY OWNED (SEE
NAME AND ADDRESS OF BENEFICIAL OWNER            NOTES      BENEFICIALLY OWNED                     NOTE 1)
Pictet & Cie Nominees
Cie 29 Blvd.                                                        2,670,000                      11.98%
Georges Favon 1204
Geneva Switzerland

Joel San Antonio
56 North Stanwich Road                                              3,752,500                      16.83%
Greenwich, CT 06831

James J. Fyfe                                     (2)                 109,500                       0.49%

Robert F. Benoit                                  (3)                  76,750                       0.34%

Robert H. Hutchins                                (4)                 152,000                       0.68%

David H. Boltz                                    (5)                  50,000                       0.22%

Paul L. Harrison                                                        4,250                       0.02%

Joseph P. Raftery                                                       4,250                       0.02%

All current directors and officers as a
group (six persons)                                                   396,750                       1.77%

Notes:

(1) Based on 22,290,710 shares of common stock outstanding on March 12, 2002.

(2) Includes currently exercisable options to purchase 1,500 shares of Common Stock at $0.40625 per share.

(3) Includes currently exercisable options to purchase 33,750 shares of Common Stock at $1.097 per share and 25,000 shares of Common Stock at $1.00 per share.

(4) Includes 150,000 shares of Common Stock held by Mr. Hutchins as co-trustee for a living trust, with Mr. and Mrs. Hutchins as the beneficiaries.

(5) Includes currently exercisable options to purchase 50,000 shares of Common Stock at $1.94 per share

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May 1998, the Company issued 765,000 shares of Series B Preferred Stock to certain of the Company's executive officers and directors in exchange for $76,500 in cash and issued 10,000 shares of Series B Preferred Stock to James J. Fyfe a director of the Company in consideration for services rendered to the Company.

In September 1998, the Company purchased Stamford from Warrantech Corporation ("Warrantech") for $37,000 in cash. Joel San Antonio, then Acting Chairman of the Board of Directors of the Company and a principal stockholder of the Company, is also a significant stockholder and Chief Executive Officer, President and Chairman of the Board of Directors of Warrantech Corporation.

Through November 2001 Warrantech also acted as claims administrator for the Company's extended warranty and service contracts business and was paid administrative fees of $48,506 and $29,611 in fiscal 2001 and 2000 respectively. No administrative fees were paid in fiscal 1999.

In addition, during fiscal 1998 the Company paid Warrantech approximately $42,000 for reimbursement of expenses incurred in connection with the preliminary development of the Company's Web site.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are being filed as part of this Report:

(a)(1)   Financial Statements:

         Corniche Group Incorporated
         See "Index to Financial Statements" contained in Part II, Item 8

(a)(3)   Exhibits:

3      (a)    Certificate of Incorporation filed September 18, 1980(1)                                  3
       (b)    Amendment to Certificate filed September 29, 1980(1)                                      3
       (c)    Amendment to Certificate of Incorporation filed July 28, 1983(2)                        3(b)
       (d)    Amendment to Certificate of Incorporation filed February 10, 1984(2)                    3(d)
       (e)    Amendment to Certificate of Incorporation filed March 31, 1986(3)                       3(e)
       (f)    Amendment to Certificate of Incorporation filed March 23, 1987(4)                       3(g)
       (g)    Amendment to Certificate of Incorporation filed June 12, 1990(5)                         3.8
       (h)    Amendment to Certificate of Incorporation filed September 27, 1991(6)                    3.9
       (i)    Certificate of Designation filed November 12, 1994(7)                                    3.8
       (j)    Amendment to Certificate of Incorporation filed September 28, 1995(9)                   3(j)
       (k)    Certificate of Designation for the Series B Preferred Stock
              dated May 18, 1998                                                                      C3(f)
       (l)    By-laws of the Corporation, as amended on April 25, 1991(6)
       (m)    Amendment to Certificate of Incorporation dated May 18, 1998                              A
4      (a)    Form of Underwriter's Warrant(6)                                                        4.9.1
       (b)    Form of Promissory Note - 1996 Offering(9)                                              4(b)
       (c)    Form of Promissory Note - 1997 Offering(9)                                              4(c)
       (d)    Form of Common Stock Purchase Warrant - 1996 Offering(9)                                4(d)
       (e)    Form of Common Stock Purchase Warrant - 1997 Offering(9)                                4(e)
10     (a)    1986 Stock Option Plan, as amended(7)                                                   10.6
       (b)    1992 Stock Option Plan(8)                                                                 B
       (c)    Stock Purchase Agreement, dated as of March 4, 1998, between
              the Company and the Initial Purchasers named therein(9)                                   B
       (d)    1998 Employees Stock Option Plan(9)                                                       D
       (e)    Stock Contribution Exchange Agreement with StrandTek International, Inc.
              dated January 7, 2002, as amended on February 11, 2002(10)                              10(o)
       (f)    Supplemental Disclosure Agreement to Stock Contribution Exchange
              Agreement with StrandTek International, Inc. dated January 7, 2002(10)                  10(p)

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

(9) Filed with the Securities and Exchange Commission as an exhibit, as indicated above, to the Company's proxy statement dated April 23, 1998, which exhibit is incorporated here by reference.

(10)     Filed herewith.

REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter of fiscal 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CORNICHE GROUP INCORPORATED


                                    By: /s/ Robert F. Benoit
                                        --------------------
                                        Robert F. Benoit, Chief Executive Office


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signatures                                  Title                                                Date
----------                                  -----                                                ----
/s/ Robert F. Benoit                        Director and Chief Executive Officer                 April 9, 2002
------------------------------------             (Principal executive officer)
ROBERT F. BENOIT


/s/ James J. Fyfe                           Chairman of the Board and Director                   April 9, 2002
------------------------------------
JAMES J. FYFE


/s/ Paul L. Harrison                        Director                                             April 9, 2002
------------------------------------
PAUL L. HARRISON


/s/ Joseph P. Raftery                       Director                                             April 9, 2002
------------------------------------
JOSEPH P. RAFTERY


/s/ Robert H. Hutchins                      Director                                             April 9, 2002
------------------------------------
ROBERT H. HUTCHINS

                           CORNICHE GROUP INCORPORATED

                                Table of Contents

================================================================================

Report of Independent Certified Public Accountants -
Travis, Wolff & Company, LLP                                             F-2


Independent Auditors' Report - Weinick Sanders Leventhal & Co., LLP      F-3

Financial Statements:

         Consolidated Balance Sheets at December 31, 2001 and 2000       F-4

         Consolidated Statements of Operations
              For the Years Ended December 31, 2001, 2000 and 1999       F-5

         Consolidated Statement of Stockholders' Equity
             For the Years Ended December 31, 2001, 2000 and 1999        F-6

         Consolidated Statements of Cash Flows
              For the Years Ended December 31, 2001, 2000, and 1999      F-7

         Notes to Consolidated Financial Statements                      F-8 to F-25


    REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

    To the Board of Directors of
    Corniche Group Incorporated
    Euless, Texas

    We have audited the accompanying consolidated balance sheet of Corniche Group Incorporated (the "Company") as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corniche Group Incorporated as of December 31, 2001 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

    The accompanying consolidated financial statements have been prepared assuming Corniche Group Incorporated will continue as a going concern. As discussed in the accompanying financial statements, the Company sold its insurance subsidiary in July 2001. Additionally, the Company temporarily discontinued sales of its extended warranty service contracts through its web site in December 2001. As more fully disclosed in Note 13 to the financial statements, the Company has entered into an agreement to acquire StrandTek International, Inc. The acquisition is conditioned on among other things, the private placement of shares of Company stock for approximately $11.55 million. There can be no assurances that the private placement will be successful or that the acquisition will be completed. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
    Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




    /s/ TRAVIS WOLFF & COMPANY, LLP

    Dallas, Texas
    February 1, 2002
      (except for Note 13, as to which
         the date is February 19, 2002)

                          INDEPENDENT AUDITORS' REPORT

    To the Stockholders and Board of Directors
    Corniche Group Incorporated

    We have audited the accompanying consolidated balance sheet of Corniche Group Incorporated and Subsidiary as at December 31, 2000, and the related consolidated statements of operations, redeemable preferred stock, common stock, other stockholders' equity and accumulated deficit, and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corniche Group Incorporated and Subsidiary as at December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.




    /s/ WEINICK SANDERS LEVENTHAL & CO., LLP

    New York, New York
    February 8, 2001

                           CORNICHE GROUP INCORPORATED

                           Consolidated Balance Sheets

--------------------------------------------------------------------------------

                                                                   December 31,
                                                          ------------------------------
                                                              2001              2000
                                                          ------------      ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                               $     51,268      $     85,604
  Marketable securities                                      1,503,374         2,376,214
  Prepaid expenses and other current assets                     19,734            75,291
                                                          ------------      ------------

        Total current assets                                 1,574,376         2,537,109

PROPERTY AND EQUIPMENT, NET                                     74,159           525,866

DEFERRED ACQUISITION COSTS                                     183,579            76,950

NET ASSETS OF SUBSIDIARY                                            --           613,344

OTHER ASSETS                                                     4,175             4,175
                                                          ------------      ------------

                                                          $  1,836,289      $  3,757,444
                                                          ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Dividends payable - preferred stock                     $    337,827      $    290,143
  Accounts payable, accrued expenses
   and other current liabilities                               130,617           144,823
  Current portion of long-term debt                             21,051            23,459
                                                          ------------      ------------

        Total current liabilities                              489,495           458,425

UNEARNED REVENUES                                              259,779           114,808
LONG-TERM DEBT                                                  32,108            53,132

Series A Convertible Preferred Stock:
  $0.07 cumulative convertible preferred stock;
  liquidation value, $1.00 per share; authorized,
  1,000,000 shares; outstanding, 681,174 shares                681,174           681,174

STOCKHOLDERS' EQUITY:
  Preferred stock; authorized, 5,000,000
    shares Series B convertible redeemable
    preferred stock, liquidation value, 10 shares
    of common stock per share, $.01 par value;
    authorized, 825,000 shares; outstanding,
    20,000 shares                                                  200               200
  Common stock, $.001 par value; authorized,
    75,000,000 shares; issued and outstanding,
    22,290,710 shares at December 31, 2001 and
    22,280,210 shares at December 31, 2000                      22,291            22,280
  Additional paid-in capital                                 8,837,687         8,833,156
  Accumulated deficit                                       (8,486,445)       (6,405,731)
                                                          ------------      ------------

        Total stockholders' equity                             373,733         2,449,905
                                                          ------------      ------------

                                                          $  1,836,289      $  3,757,444
                                                          ============      ============


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                           CORNICHE GROUP INCORPORATED

                     Consolidated Statements of Operations

--------------------------------------------------------------------------------

                                                                   Years Ended December 31,
                                                       ------------------------------------------------
                                                           2001              2000              1999
                                                       ------------      ------------      ------------
Earned revenues                                        $    107,447      $     27,175      $        398

Direct costs                                                 70,674            33,339               445
                                                       ------------      ------------      ------------

GROSS PROFIT                                                 36,773            (6,164)              (47)

Selling, general and administrative expenses              1,642,874         2,510,492         1,022,560
                                                       ------------      ------------      ------------

OPERATING LOSS                                           (1,606,101)       (2,516,656)       (1,022,607)

OTHER INCOME (EXPENSE):
  Unrealized gain on marketable securities                   18,779            37,710                --
  Realized gain on marketable securities                         --            56,307                --
  Capitalized software impairment charge                   (305,333)               --                --
  Interest income                                           107,183           136,353             4,431
  Interest expense                                           (6,212)          (10,136)          (65,326)
                                                       ------------      ------------      ------------

                                                           (185,583)          220,234           (60,895)
                                                       ------------      ------------      ------------

LOSS BEFORE DISCONTINUED
  OPERATIONS AND PREFERRED DIVIDEND                      (1,791,684)       (2,296,422)       (1,083,502)

DISCONTINUED OPERATIONS:
  Income (loss) from operations                             237,898           269,257           (28,834)
  Loss on disposal                                         (479,244)               --                --
                                                       ------------      ------------      ------------
                                                           (241,346)          269,257           (28,834)
                                                       ------------      ------------      ------------

NET LOSS                                                 (2,033,030)       (2,027,165)       (1,112,336)

PREFERRED DIVIDEND                                          (47,684)          (48,211)          (57,172)
                                                       ------------      ------------      ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS           $ (2,080,714)     $ (2,075,376)     $ (1,169,508)
                                                       ============      ============      ============

BASIC EARNINGS PER SHARE
  Loss before discontinued
   operations                                          $      (0.08)     $      (0.16)     $      (0.17)
  Income (loss) from discontinued operations                  (0.01)             0.02                --
                                                       ------------      ------------      ------------

Net loss attributable to common stockholders           $      (0.09)     $      (0.14)     $      (0.17)
                                                       ============      ============      ============

Weighted average common shares outstanding               22,284,417        14,902,184         6,905,073
                                                       ============      ============      ============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                           CORNICHE GROUP INCORPORATED

                 Consolidated Statement of Stockholders' Equity
                  Years Ended December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

                                                Series B
                                              Convertible
                                             Preferred Stock         Common Stock
                                          --------------------  ---------------------     Additional     Accumulated
                                            Shares     Amount      Shares     Amount   Paid-in Capital     Deficit        Total
                                          ---------   --------  -----------  --------  ---------------   -----------   -----------
BALANCE AT DECEMBER 31, 1998                825,000   $  8,250    6,370,058  $  6,370        2,838,420   $(3,160,847)  $  (307,807)
  Issuance of common stock for
    interest and services rendered               --         --       55,000        55           57,664            --        57,719
  Issuance of common stock for indebtness        --         --      208,738       209          252,973            --       253,182
  Issuance of common stock
    for cash, net of offering costs              --         --    5,875,835     5,876        4,248,360            --     4,254,236
  Conversion of Series A convertible
    preferred stock into common stock            --         --        3,586         3           24,527            --        24,530
  Series A convertible stock dividends                                                                       (57,172)      (57,172)
  Net loss                                       --         --           --        --               --    (1,112,336)   (1,112,336)
                                          ---------   --------  -----------  --------  ---------------   -----------   -----------
BALANCE AT DECEMBER 31, 1999                825,000      8,250   12,513,217    12,513        7,421,944    (4,330,355)    3,112,352

  Issuance of common stock for
   cash net of offering costs                    --         --    1,676,250     1,676        1,205,094            --     1,206,770
  Issuance of common stock for services          --         --       16,000        16           28,194            --        28,210
  Conversion of Series B convertible
    preferred stock into common stock      (805,000)    (8,050)   8,050,000     8,050               --            --            --
  Conversion of Series A convertible             --
    preferred stock into common stock            --         --       24,743        25          175,257            --       175,282
  Compensatory effect of stock options           --         --           --        --            2,667            --         2,667
  Series A convertible stock dividends           --         --           --        --               --       (48,211)      (48,211)
  Net loss                                       --         --           --        --               --    (2,027,165)   (2,027,165)
                                          ---------   --------  -----------  --------  ---------------   -----------   -----------
BALANCE AT DECEMBER 31, 2000                 20,000        200   22,280,210    22,280        8,833,156    (6,405,731)    2,449,905

  Issuance of common stock to directors          --         --       10,500        11            4,531            --         4,542
  Series A convertible stock dividends           --         --           --        --               --       (47,684)      (47,684)
  Net loss                                       --         --           --        --               --    (2,033,030)   (2,033,030)
                                          ---------   --------  -----------  --------  ---------------   -----------   -----------
BALANCE AT DECEMBER 31, 2001                 20,000   $    200   22,290,710  $ 22,291  $     8,837,687   $(8,486,445)  $   373,733
                                          =========   ========  ===========  ========  ===============   ===========   ===========



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                           CORNICHE GROUP INCORPORATED

                      Consolidated Statements of Cash Flows

-------------------------------------------------------------------------------

                                                                             Years Ended December 31,
                                                                    ------------------------------------------
                                                                        2001           2000           1999
                                                                    ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $ (2,033,030)  $ (2,027,165)  $ (1,112,336)
    Adjustments to reconcile net loss to net
    cash used in operating activities:
      Net income (loss) from discontinued operations                    (237,898)      (269,257)        28,834
      Loss on sale of subsidiary                                         479,244             --             --
      Capitalized software impairment charge                             305,333             --             --
      Common shares and Series B preferred shares
       issued for interest expense and for services rendered               4,542         30,877         57,719
      Depreciation                                                       155,436        154,421         81,118
      Unearned revenues                                                  144,971        104,093         10,715
      Deferred acquisition costs                                        (106,629)       (70,572)        (6,378)
      Changes in operating assets and liabilities:
        Marketable securities                                            872,840        169,071     (2,105,144)
        Prepaid expenses and other current assets                         55,557         (3,669)       (71,620)
        Other assets                                                          --          8,350             --
        Accounts payable, accrued expenses
         and other current liabilities                                   (14,209)      (423,195)       446,822
                                                                    ------------   ------------   ------------

           Net cash used in operating activities                        (373,843)    (2,327,046)    (2,670,270)
                                                                    ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                  (9,061)       (25,285)      (464,442)
   Proceeds from sale of subsidiary                                      372,000             --             --
                                                                    ------------   ------------   ------------
           Net cash provided by (used in) investment activities          362,939        (25,285)      (464,442)
                                                                    ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of capital stock                                --      1,206,770      4,254,236
   Net proceeds from long-term debt                                           --             --         89,264
   Repayment of long-term debt                                           (23,432)       (23,459)        (4,671)
                                                                    ------------   ------------   ------------

           Net cash (used in) provided by financing activities           (23,432)     1,183,311      4,338,829
                                                                    ------------   ------------   ------------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (34,336)    (1,169,020)     1,204,117

 Cash and cash equivalents at beginning of year                           85,604      1,254,624         50,507
                                                                    ------------   ------------   ------------

 Cash and cash equivalents at end of year                           $     51,268   $     85,604   $  1,254,624
                                                                    ============   ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Income taxes                                                      $         --   $         --   $         --
                                                                    ============   ============   ============
  Interest                                                          $      6,212   $     10,136   $     38,443
                                                                    ============   ============   ============

SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
   Issuance of preferred stock and
      common stock for services rendered                            $      4,542   $     28,210   $     30,000
                                                                    ============   ============   ============
   Compensatory element of stock options                            $         --   $      2,667   $         --
                                                                    ============   ============   ============
   Net accrual of dividends on Series A preferred stock             $     47,684   $     48,211   $     57,172
                                                                    ============   ============   ============
   Series A preferred stock and dividends thereon converted to
      common stock and additional paid-in capital upon conversion   $         --   $    175,282   $     24,530
                                                                    ============   ============   ============
   Issuance of common stock for indebtedness                        $         --   $         --   $    253,182
                                                                    ============   ============   ============
   Issuance of common stock for interest                            $         --   $         --   $     27,719
                                                                    ============   ============   ============


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

================================================================================

NOTE 1 - THE COMPANY

Corniche Group Incorporated (hereinafter referred to as the "Company" or "CGI") was incorporated in Delaware on September 18, 1980 under the name Fidelty Medical Services, Inc. From its inception through March 1995, the Company was engaged in the development, design, assembly, marketing, and sale of medical imaging products. As a result of a reverse merger with Corniche Distribution Limited and its Subsidiaries ("Corniche") the Company was engaged in the retail sale and wholesale distribution of stationery products and related office products, including office furniture, in the United Kingdom. Effective March 25, 1995, the Company sold its wholly-owned medical imaging products subsidiary. On September 28, 1995 the Company changed its name to Corniche Group Incorporated. In February 1996, the Company's United Kingdom operations were placed in receivership by their creditors. Thereafter, through May 1998, the Company had no activity. On March 4, 1998, the Company entered into a Stock Purchase Agreement ("Agreement"), approved by the Company's stockholders on May 18, 1998, with certain individuals (the "Initial Purchasers") whereby the Initial Purchasers acquired an aggregate of 765,000 shares of a newly created Series B Convertible Redeemable Preferred Stock, par value $0.01 per share. Thereafter the Initial Purchasers endeavored to establish for the Company new business operations in the property and casualty specialty insurance and the service contract markets. On September 30, 1998, the Company acquired all of the capital stock of Stamford Insurance Company, Ltd. ("Stamford") from Warrantech Corporation ("Warrantech") for $37,000 in cash in a transaction accounted for as a purchase. On April 30, 2001, the Company sold Stamford for a consideration of $372,000. During 2001 the Company recorded a loss of approximately $479,000 on the sale of Stamford. The closing was effective May 1, 2001 and transfer of funds was completed on July 6, 2001.

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

================================================================================


NOTE 1 - THE COMPANY - (CONTINUED)

At April 30, 2001 and December 31, 2000, Stamford's total net assets consisted of the following:

                                        April 30,       December 31,
                                       -----------      ------------
                                          2001             2000
                                       -----------      ------------
ASSETS:
  Cash and equivalents                 $   836,979      $    387,402
  Restricted cash                          493,451           817,265
  Accounts receivable                           --           160,757
  Deferred acquisition costs                56,074            92,871
  Licenses, net of accumulated
    Amortization                            15,150            15,557
                                       -----------      ------------
                                         1,401,654         1,473,852
                                       -----------      ------------

LIABILITIES:
  Current liabilities                       24,572             5,222
  Loss reserve                              77,247           112,318
  Unearned premiums                        448,592           742,968
                                       -----------      ------------
                                           550,411           860,508
                                       -----------      ------------

Net assets                             $   851,243      $    613,344
                                       ===========      ============


Cash and restricted cash of $1,072,431 and $923,405 were on deposit in a United States domestic bank at April 30, 2001 and December 31, 2000, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of consolidation: The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany amounts and balances have been eliminated in consolidation.

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

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

(d) Concentrations of Credit-Risk: Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and marketable securities. The Company places its domestic operations cash accounts with high credit quality financial institutions, which at times may be in excess of the FDIC insurance limit. The Company's marketable securities are primarily comprised of investments in U. S. Treasury Bills and Federal Home Loan Mortgage notes.

(d) Marketable Securities: Marketable securities are classified as trading securities and are reported at market value. At December 31, 2001, marketable securities are comprised of U.S. Treasury Bills and Federal Home Loan Mortgage notes whose cost approximated their market value. At December 31, 2000, marketable securities were comprised of state and local municipal bonds whose cost approximated their market value.

(e) Property and Equipment: The cost of property and equipment is depreciated over the estimated useful lives of the related assets of 3 to 5 years. The cost of computer software programs is amortized over their estimated useful lives of five years. Depreciation is computed on the straight-line method. Repairs and maintenance expenditures that do not extend original asset lives are charged to income as incurred.

(f) Income Taxes: The Company adopted SFAS 109, "Accounting for Income Taxes", which recognizes (a) the amount of taxes payable or refundable for the current year and, (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an enterprise's financial statement or tax returns.


(g) Accounting for Long-Lived Assets: The Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The statement requires that the Company recognizes and measures impairment losses of long-lived assets, certain identifiable intangibles, the value of long-lived assets to be disposed of and long-term liabilities. At December 31, 2001 the Company recognized as impaired, the book value of certain capitalized software costs resulting in an impairment charge of $305,333.

(h) Advertising Costs: The Company expenses advertising costs as incurred. Advertising costs amounted to $107,117, $1,133,987 and $252,983 for the years ended December 31 2001, 2000 and 1999, respectively.

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

(i) Earnings Per Share: The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented as it is anti-dilutive in all periods.

(k) Recently Issued Accounting Pronouncements: In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 142 to have a material effect on the financial statements. The Company will adopt SFAS 142 on January 1, 2002.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-lived Assets", which revises the accounting for long-lived assets and superceded SFAS 121. The Company will be required to implement SFAS 144 on January 1, 2002. The Company has not yet determined the impact of this implementation on its financial statements.

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

(l) Revenue Recognition: Stamford's reinsurance premiums are recognized on a pro rata basis over the policy term. The deferred policy acquisition costs are the net cost of acquiring new and renewal insurance contracts. These costs are charged to expense in proportion to net premium revenue recognized. The provisions for losses and loss-adjustment expenses include an amount determined from loss reports on individual cases and an amount based on past experience for losses incurred but not reported. Such liabilities are necessarily based on estimates, and while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings currently.

         The Company sells via the Internet through partnerships and directly to consumers, extended warranty service contracts for seven major consumer products or stores. The Company recognizes revenue ratably over the length of the contract. The Company purchases insurance to fully cover any losses under the service contracts from a domestic carrier. The insurance premium and other costs related to the sale are amortized over the life of the contract.


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                               December 31,
                                        -------------------------
                                           2001           2000
                                        ----------     ----------
Computer equipment                      $  131,014     $  124,690
Furniture and fixtures                      23,829         23,829
Equipment under capital lease               17,806         17,806
Computer software                          602,014        599,277
                                        ----------     ----------
                                           774,663        765,602

Less:  Accumulated depreciation            700,504        239,736
                                        ----------     ----------
                                        $   74,159     $  525,866
                                        ==========     ==========

Depreciation and amortization charged to operations were $155,436, $154,421 and $81,118 for the years ended December 31, 2001, 2000, and 1999, respectively.

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

================================================================================


NOTE 4 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities are as follows:

                                          December 31,
                                   -------------------------
                                      2001           2000
                                   ----------     ----------
Accrued professional fees          $   83,014     $   75,824
Director fees                          12,500          8,500
Other                                   6,250         29,521
Payroll related                        13,853         24,277
Travel & entertainment                 15,000          6,701
                                   ----------     ----------

                                   $  130,617     $  144,823
                                   ==========     ==========


NOTE 5 - NOTES PAYABLE

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


NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                 December 31,
                                                          -------------------------
                                                             2001           2000
                                                          ----------     ----------
Capital lease obligations                                 $      343     $    4,591


Bank note payable in equal monthly installments of
$2,043 including interest at 8.75%, collateralized by
computer equipment having an undepreciated cost of
$47,665                                                       52,816         72,000
                                                          ----------     ----------
                                                              53,159         76,591
Current maturities                                            21,051         23,459
                                                          ----------     ----------

                                                          $   32,108     $   53,132
                                                          ==========     ==========

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

================================================================================


NOTE 6 - LONG-TERM DEBT - (CONTINUED)

The aggregate scheduled future maturities of the obligations are as follows:

      Years Ending
      December 31,
     --------------
          2002            $ 21,051
          2003              22,595
          2004               9,513
                          --------

                          $ 53,159
                          ========


NOTE 7 - SERIES A CONVERTIBLE PREFERRED STOCK

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

The Certificate of Designation for the Series A Preferred Stock also states that at any time after December 1, 1999 the holders of the Series A Preferred Stocks may require the Company to redeem their shares of Series A Preferred Stock (if there are funds with which the Company may do so) at a price of $1.00 per share. Notwithstanding any of the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. During the years ended December 31, 2000 and 1999, 128,880 and 18,711, respectively, shares of Series A Preferred Stock were converted into 24,743 and 3,586, respectively, shares of common stock. At December 31, 2001, 681,174 shares of Series A Preferred Stock were outstanding, and accrued dividends on these outstanding shares were $337,827. See Note 13 - Subsequent Events

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

================================================================================

NOTE 8 - STOCKHOLDERS' EQUITY

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

         The holder of any share of Series B Convertible Redeemable Preferred Stock has the right, at such holder's option (but not if such share is called for redemption), exercisable on or after September 30, 2000, to convert such share into ten (10) fully paid and non-assessable shares of common stock (the "Conversion Rate"). The Conversion Rate is subject to adjustment as stipulated in the Agreement. Upon liquidation, the Series B Stock would be junior to the Company's Series A Preferred Stock and would share ratably with the common stock with respect to liquidating distributions. During the year ended December 31, 2000, holders of 805,000 shares of the Series B Preferred Stock converted their shares into 8,050,000 shares of the Company's common stock. At December 31, 2001 and 2000, 20,000 Series B Preferred Shares were issued and outstanding. The Company's right to repurchase or redeem shares of Series B Stock was eliminated in fiscal 1999 pursuant to the terms of the Agreement and the Certificate of Designation.

(b)      Common Stock:

         At the 2000 annual meeting, the stockholders approved an amendment increasing the authorized common stock to 75 million shares from 30 million shares. Commencing in May 1999 through July 1999, the Company sold 688,335 shares of its common stock to accredited investors for $538,492, net of offering costs. In December 1999, accredited

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

================================================================================

NOTE 8 - STOCKHOLDERS' EQUITY - (CONTINUED)

(b)      Common Stock - Continued

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

         The Company also issued 13,000 shares of its common stock whose fair value was $20,522 to its past and present board members for director's fees from the second quarter of 1998 through the fourth quarter of 2000. See Note 13 - Subsequent Events.

(c)      Warrants:

         The Company has issued common stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company. A total of 101,308 shares of common stock were reserved for issuance upon exercise of warrants as of December 31, 1998. Of these outstanding warrants, warrants for 9,375 common shares at $46.40 per share expired in April 1999. The remaining warrants to acquire 91,933 common shares at exercise prices ranging from $3.20 to $8.10 per share were granted in March 1995 to certain directors, officers and employees who converted previously outstanding stock options under the 1986 Plan into warrants on substantially the same terms as the previously held stock options, except the warrants were immediately vested. During fiscal 1999, warrants to acquire 22,308 common shares at prices ranging from $3.90 to $46.40 per share expired. No warrants were exercised during any of the periods presented. A total of 79,000 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of December 31, 2001 at prices ranging from $3.20 to $27.50 and expiring through October 2004.

(d)      Stock Option Plans:

         The 1998 Employee Incentive Stock Option Plan provides for the grant of options to purchase shares of the Company's common stock to employees. Under the 1998 Plan, the maximum aggregate number of shares that may be issued under options is 300,000 shares of common stock. The aggregate fair market value (determined at the time the option is granted) of the shares for which incentive stock options are exercisable for the first time under the terms of the 1998 Plan by any eligible employee during any calendar year cannot

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

================================================================================

NOTE 8 - STOCKHOLDERS' EQUITY - (CONTINUED)

(d)      Stock Option Plans - Continued

         exceed $100,000. Options are exercisable at the fair market value of the common stock on the date of grant and have five-year terms. The exercise price of each option is 100% of the fair market value of the underlying stock on the date the options are granted, except that no option will be granted to any employee who, at the time the option is granted, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary unless (a) at the time the options are granted, the option exercise price is at least 110% of the fair market value of the shares of common stock subject to the options and (b) the option by its terms is not exercisable after the expiration of five years from the date such option is granted. The Board of Directors' Compensation Committee administers the 1998 Plan. In April 1992, the Company adopted the 1992 Stock Option Plan to provide for the granting of options to directors. According to the terms of this plan, each director is granted options to purchase 1,500 shares each year. The maximum amount of the Company's common stock that may be granted under this plan is 20,000 shares.

         In 1999, an option to acquire 100,000 common shares at $1.00 per share was granted to an officer and an option to acquire 25,000 common shares at $0.6875 per share was issued to a consultant under the 1998 Plan. In fiscal 2000, options to acquire 75,000 common shares at $1.097 per share, 100,000 common shares at $1.88 per share and 100,000 common shares at $1.94 per share were granted to officers. In Fiscal 2001, options to acquire 75,000 and 100,000 common shares at $0.37 and $1.88, respectively, were cancelled.

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

================================================================================


NOTE 8 - STOCKHOLDERS' EQUITY - (CONTINUED)

(d)      Stock Option Plans: (continued)

     Stock option activity under the 1992 and 1998 Stock Option Plans is as follows:

                                                            Weighted Average
                                        Number of Shares    Exercise Price
                                        ----------------    ----------------
Balances at December 31, 1998           $          3,000    $           0.36
Granted                                          125,000                0.94
Cancelled                                             --                  --
                                        ----------------    ----------------

Balances at December 31, 1999                    128,000                0.92
Granted                                          275,000                1.69
Cancelled                                             --                  --
                                        ----------------    ----------------

Balances at December 31, 2000                    403,000                1.45
Granted                                           75,000                0.37
Expired                                           (1,500)               0.31
Cancelled                                       (175,000)               1.23
                                        ----------------    ----------------

Balances at December 31, 2001                    301,500    $           1.30
                                        ================    ================


The following table summarizes information about stock options outstanding at December 31, 2001:

                               Shares Outstanding    Weighted Average
        Range of               and Exercisable at     Remaining Life      Weight Average
     Exercise Prices           December 31, 2001         (Years)          Exercise Price
---------------------------    ------------------    ----------------     --------------
$ 0.31 to $ 0.69                      26,500               3.21               $ 0.65
$ 1.00 to $ 1.94                     275,000               8.18                 1.37
                                   ---------             ------               ------

Total                                301,500               7.72               $ 1.30
                                   =========             ======               ======

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

================================================================================


NOTE 8 - STOCKHOLDERS' EQUITY - (CONTINUED)

(d)      Stock Option Plans: (continued)

Outstanding options expire 90 days after termination of the holder's status as employee or director. All options were granted at an exercise price equal to the fair value of the common stock at the grant date. Therefore, in accordance with the provisions of APB Opinion No. 25 related to fixed stock options, no compensation expense is recognized with respect to options granted or exercised. Under the alternative fair-value based method defined in SFAS No. 123, the fair value of all fixed stock options on the grant date would be recognized as expense over the vesting period. Financial Accounting Standards Board Interpretation No. 44 is an interpretation of APB Opinion No. 25 and SFAS No. 123 which requires that effective July 1, 2000, all options issued to non-employees after January 12, 2000 be accounted for under the rules of SFAS No. 123. Options granted to non-employees after December 15, 1998 through January 12, 2000 are also required to follow SFAS No. 123 prospectively from July 1, 2000. The effect of adoption of the Interpretation was a charge to operations in 2000 of $2,667 and an increase in additional paid in capital in the same amount.

Assuming the fair market value of the stock at the date of grant to be $.3125 per share in May 1996, $.40625 per share in May 1997, $.6875 in January 1999 and $1.00 per share in September 1999, and $1.097 to $1.94 in June 2000, the life of the options to be from three to ten years, the expected volatility at 200%, expected dividends are none, and the risk-free interest rate of 10%, the Company would have recorded compensation expense of $59,129, $57,842 and $7,750, respectively, for the years ended December 31, 2001, 2000 and 1999 as calculated by the Black-Scholes option pricing model.

As such, proforma net loss and net loss per share attributable to common stockholders would be as follows:

                                       2001              2000              1999
                                   ------------      ------------      ------------
Net loss attributable to
common stockholders:

As reported                        $ (2,080,714)     $ (2,075,376)     $ (1,169,508)
Additional compensation                 (59,129)          (57,842)           (7,750)
                                   ------------      ------------      ------------

As adjusted                        $ (2,139,843)     $ (2,133,218)     $ (1,177,258)
                                   ============      ============      ============

Net loss per share attributable
to common stockholders:

As reported                        $      (0.09)     $      (0.14)     $      (0.17)
                                   ============      ============      ============

As adjusted                        $      (0.10)     $      (0.14)     $      (0.17)
                                   ============      ============      ============

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

================================================================================


NOTE 9 - INCOME TAXES

Deferred tax assets consisted of the following as of December 31:


                                               2001              2000              1999
                                           ------------      ------------      ------------
Net operating loss carryforwards           $  1,828,000      $  1,416,000      $    721,000
Property and equipment                          126,000            48,000                --
Capital loss carryforward                       166,000                --                --
Deferred revenue                                 88,000                --                --
Other, net                                           --            14,000                --
                                           ------------      ------------      ------------

Net deferred tax assets                       2,208,000         1,517,000           721,000
Deferred tax asset valuation allowance
                                             (2,208,000)       (1,517,000)         (721,000)
                                           ------------      ------------      ------------
                                           $         --      $         --      $         --
                                           ============      ============      ============

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for each year summarized below:

                                                        2001        2000          1999
                                                      --------    ---------     --------
Federal tax benefit at statutory rate                    (34.0)%      (34.0)%     (34.00)%
Change in valuation allowance                             33.0%        34.0%       34.0%
Permanent difference                                       1.0%          --           --
                                                      --------    ---------     --------

Provision for income taxes                                0.00%        0.00%        0.00%
                                                      ========    =========     ========

The Tax Reform Act of 1986 enacted a complex set of rules limiting the utilization of net operating loss carryforwards to offset future taxable income following a corporate ownership change. The Company's ability to utilize its NOL carryforwards is limited following a change in ownership in excess of fifty percentage points during any three-year period.

Upon receipt of the proceeds from the last foreign purchasers of the Company's common stock in January 2000, common stock ownership changed in excess of 50% during the three-year period then ended. The utilization of the Company's net operating loss carryforwards at December 31, 2001 of approximately $5,370,000 has been limited by this ownership change. The future tax benefit of the net operating loss carryforwards aggregating approximately $1,800,000 at December 31, 2001 has been fully reserved as it is not more likely than not that the Company will be able to use the operating loss in the future.

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

================================================================================


NOTE 10 - COMMITMENTS, CONTINGENCIES AND OTHER

(a) Leases: Rent expense charged to operations for the year ended December 31, 2001 was $51,144 and for 2000 and 1999 was $50,100 in each year.
         Future minimum annual rent commitments under operating leases expiring in July 2002, amounts to $30,443.

(b) Investment Contract: The Company has terminated, effective January 1, 2001 its investment advisory agreement with AIG Global Investment Corporation ("AIG") under which AIG functioned as investment advisor and manager of all the Company's investment assets. The Company entered into an agreement with Bank One National Safekeeping Services Capital Markets effective January 17, 2001 to maintain its investment accounts, which consisted of Treasury Notes and Federal Home Loan Mortgages.


NOTE 11 - SEGMENT INFORMATION

Until April 30, 2001, the Company operated in two segments; as a reinsuror and as a seller of extended warranty service contracts through the Internet. The reinsurance segment has been discontinued with the sale of Stamford (see Note
1), and the Company now operates in one segment.


NOTE 12 - RELATED PARTY TRANSACTIONS

The Company processes claims on its warranty contracts through Warrantech Corporation (Warrantech), in which a principal shareholder of the Company is also a significant shareholder and Chief Executive Officer, President and Chairman of the Board of Directors. Warrantech receives an administration fee of $50 per contract for processing the claim. Total administrative fees paid to Warrantech in 2001 and 2000 totaled $48,506 and $29,611, respectively. There were no administrative fees paid in 1999.

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

================================================================================


NOTE 13 - SUBSEQUENT EVENTS

(a)      StrandTek Transaction

         On January 7, 2002, the Company entered into a Stock Contribution Exchange Agreement (the "Exchange Agreement") and a Supplemental Disclosure Agreement (together with the Exchange Agreement, the "Agreements") with Strandtek International, Inc., a Delaware corporation ("Strandtek"), certain of Strandtek's principal shareholders and certain non-shareholder loan holders of Strandtek (the "StrandTek Transaction"). The Exchange Agreement was amended on February 11, 2002. Strandtek is a high-tech manufacturer with proprietary technology producing melt-blown polypropylene for acoustical and thermal insulation applications. After the consummation of the transactions contemplated by the Agreements, Strandtek will become a majority owned subsidiary of the Company and the former shareholders of Strandtek will control the Company.

         Pursuant to the terms of the Agreements, as amended, the Company will acquire approximately 178,000,000 shares or approximately 98% of the common stock, $.0001 par value per share, of Strandtek from certain principal shareholders of Strandtek. Such principal shareholders will exchange their shares of Strandtek common stock for approximately 34,650,000 shares of the Company's Common Stock and approximately 750,000 shares of the Company's Series D Convertible Preferred Stock, as adjusted pursuant to the Agreements and subject to further adjustments currently being negotiated. In addition, such principal shareholders and certain non-shareholder loan holders have agreed to exchange certain of their outstanding loans due from Strandtek, in the amount of $22 million in the aggregate, and the Company will issue 220,000 shares of its Series C 7% Convertible Preferred Stock. Upon the consummation of the transaction contemplated by the Agreements, the principal shareholders and the non-shareholder loan holders will own more than a majority of the outstanding shares and voting power of the Company.

         In addition, in January 2002 the Company advanced to Strandtek a loan of $1 million on an unsecured basis, which is personally guaranteed by certain of the principal shareholders of Strandtek and a further loan of $250,000 on February 19, 2002 on an unsecured basis. Such loans are due on the earlier of March 31, 2002 or forty five days after termination of the agreements.

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

================================================================================


NOTE 13 - SUBSEQUENT EVENTS - (CONTINUED)

(a)      StrandTek Transaction - continued

         The transaction is expected to close during April 2002 and is contingent upon certain closing conditions, including, obtaining financing of approximately $11 million and a number of other financial, legal and business conditions. The Company is attempting to secure this financing through an unregistered private placement of its securities. Upon the closing of the transaction, Jerome Bauman, President of Strandtek, will be appointed Chairman and Chief Executive Officer of the Company and William Buckles, Chief Financial Officer of Strandtek, will be appointed Chief Financial Officer, Treasurer and Secretary and Ronald Basar will be appointed Vice President of the Company. There can be no assurance given at this time that the financing can be satisfied on terms reasonably acceptable to the parties or that the other financial, legal and business conditions can be met or that a transaction can be consummated.

         The following summarizes the terms of the Series C 7% Convertible Preferred Stock. The Series C Preferred Stock shall rank senior to the Company's Series D Preferred Stock and Common Stock with respect to the payment of dividends and to the distribution of assets upon liquidation, dissolution or winding up. Commencing July 1, 2002, the holders of shares of Series C Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors of the Company, cumulative dividends at the rate of $7.00 per share of Series C Preferred Stock, subject to appropriate adjustment. The holder of any share of Series C Preferred Stock shall have the right, at such holder's option, to convert each share of the Series C Preferred Stock into one hundred shares of the Company's Common Stock, plus additional shares for accrued and unpaid dividends, subject to certain adjustments.

         The following summarizes the terms of the Series D Preferred Stock. The Series D Preferred Stock shall rank junior to the Company's Series C 7% Convertible Preferred Stock with respect to the payment of dividends and to the distribution of assets upon liquidation, dissolution or winding up, and pari passu with the Common Stock. So long as any shares of the Series D Preferred Stock are outstanding, no dividend shall be declared or paid upon the Common Stock or upon any other stock ranking junior to, or on a parity with, the Series D Preferred Stock. The holder of any share of Series D Preferred Stock shall have the right, at such holder's option, to convert each share of the Series D Preferred Stock into one hundred shares of the Company's Common Stock, subject to certain adjustments. The holders of shares of the Series C Preferred Stock and Series D Preferred Stock shall have the same voting rights as the holder of that number of shares of Common Stock into which a share of Series C or Series D Preferred Stock could be converted.

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

================================================================================


NOTE 13 - SUBSEQUENT EVENTS - (CONTINUED)

(a)      StrandTek Transaction - continued

         The Company and Strandtek anticipate that the contribution and exchange of stock and cash for capital stock of the Company shall constitute a nontaxable transfer of property and the transaction is contingent upon Strandtek receiving a tax opinion to that effect.

         The securities being exchanged in the transaction have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States without the effectiveness of a resale registration statement or an applicable exemption from the registration requirements. The principal shareholders and the non-shareholder loan holders shall be entitled to demand registration rights for the Common Stock issued to them and the Common Stock issuable upon the conversion of the Series C and Series D Preferred Stock.

(b)      Private Placement

         On February 12, 2002 the Company commenced a private placement offering to sell a minimum of 16,500,000 shares and a maximum of 23,500,000 shares of its Common Stock. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended (the "Securities Act"), are eligible to purchase these shares. The shares of Common Stock are being offered to enable the Company to satisfy one of the conditions precedent to consummating the StrandTek Transaction described in (a) above. The shares being offered in the private placement have not been registered under the Securities Act and the private placement is being made pursuant to the exemption provided by Section 4(2) of the Securities Act and certain rules and regulations promulgated under that section.

(c)      Redemption of Series A Preferred Shares

         On January 29, 2002 notice was given that, pursuant to the Company's Restated Certificate of Incorporation, as amended (the "Certificate of Incorporation"), the Company has called for redemption and will redeem (the "Redemption") on the date of the closing of the StrandTek Transaction (the "Redemption Date"), all shares of the Company's Series A Convertible Preferred Stock outstanding on that date at a redemption price of $1.05, plus accrued and unpaid dividends from July 1, 1995 through and including the Redemption Date of $0.47 per share (the "Redemption Price"). Holders will not be entitled to interest on the Redemption Price and the Series A Preferred Stock will cease to accrue dividends on the Redemption Date. The Redemption, among other financial, legal and business conditions, is a condition precedent to the closing of the StrandTek Transaction, which is expected to close during March 2002. See (a) above. Similarly, completion of the Redemption is subject to closing the StrandTek Transaction.

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

================================================================================


NOTE 13 - SUBSEQUENT EVENTS - (CONTINUED)

(c)      Redemption of Series A Preferred Shares - continued

         As a result, Letters of Transmittal in connection with the redemption will be held in escrow pending the closing of the StrandTek Transaction. Simultaneous with the closing of the StrandTek Transaction, the holders of the Series A Preferred Stock shall receive the Redemption Price. In the event that the StrandTek Transaction is not consummated, the Company will rescind the Notice of Redemption. Pursuant to the Certificate of Incorporation, each share of Series A Preferred Stock, may be converted into 0.193 shares of Common Stock at any time prior to the close of business on the tenth (10) day preceding the Redemption Date.

                               INDEX TO EXHIBITS

 EXHIBIT
  NUMBER      DESCRIPTION
----------    -----------
3      (a)    Certificate of Incorporation filed September 18, 1980(1)                                  3
       (b)    Amendment to Certificate filed September 29, 1980(1)                                      3
       (c)    Amendment to Certificate of Incorporation filed July 28, 1983(2)                        3(b)
       (d)    Amendment to Certificate of Incorporation filed February 10, 1984(2)                    3(d)
       (e)    Amendment to Certificate of Incorporation filed March 31, 1986(3)                       3(e)
       (f)    Amendment to Certificate of Incorporation filed March 23, 1987(4)                       3(g)
       (g)    Amendment to Certificate of Incorporation filed June 12, 1990(5)                         3.8
       (h)    Amendment to Certificate of Incorporation filed September 27, 1991(6)                    3.9
       (i)    Certificate of Designation filed November 12, 1994(7)                                    3.8
       (j)    Amendment to Certificate of Incorporation filed September 28, 1995(9)                   3(j)
       (k)    Certificate of Designation for the Series B Preferred Stock
              dated May 18, 1998                                                                     C3(f)
       (l)    By-laws of the Corporation, as amended on April 25, 1991(6)
       (m)    Amendment to Certificate of Incorporation dated May 18, 1998                              A
4      (a)    Form of Underwriter's Warrant(6)                                                        4.9.1
       (b)    Form of Promissory Note - 1996 Offering(9)                                              4(b)
       (c)    Form of Promissory Note - 1997 Offering(9)                                              4(c)
       (d)    Form of Common Stock Purchase Warrant - 1996 Offering(9)                                4(d)
       (e)    Form of Common Stock Purchase Warrant - 1997 Offering(9)                                4(e)
10     (a)    1986 Stock Option Plan, as amended(7)                                                   10.6
       (b)    1992 Stock Option Plan(8)                                                                 B
       (c)    Stock Purchase Agreement, dated as of March 4, 1998, between
              the Company and the Initial Purchasers named therein(9)                                   B
       (d)    1998 Employees Stock Option Plan(9)                                                       D
       (e)    Stock Contribution Exchange Agreement with Strandtek International, Inc.
              dated January 7, 2002, as amended on February 11, 2002(10)                              10(o)
       (f)    Supplemental Disclosure Agreement to Stock Contribution Exchange
              Agreement with Strandtek International, Inc. dated January 7, 2002(10)                  10(p)

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

(9) Filed with the Securities and Exchange Commission as an exhibit, as indicated above, to the Company's proxy statement dated April 23, 1998, which exhibit is incorporated here by reference.

(10)     Filed herewith.