Form 10-Q
period 2002-03-31
CORNICHE GROUP INC /DE
filed 2002-05-20
CIK 320017

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Transition Period from ________________  to ____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

            22,293,335 SHARES, $.001 PAR VALUE, AS OF APRIL 30, 2002

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                                    I N D E X



Part I  - Financial Information:

          Item 1.       Financial Statements (Unaudited)

                        Balance Sheets
                        At March 31, 2002 and December 31, 2001          3

                        Statement of Operations
                        For the three months
                        ended March 31, 2002 and 2001                    4

                        Statements of Convertible Redeemable
                        Preferred Stock, Common Stock, Other
                        Stockholders' Equity and Accumulated
                        Deficit for the three months ended
                        March 31, 2002                                   5

                        Statement of Cash Flows
                        for the three months ended
                        March 31,2002 and 2001                           6

                        Notes to Financial Statements                  7-10

          Item 2.       Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations                                     11-12

Part II - Other Information:

          Item 6.       Exhibits and Reports on Form 8-K                13

                        Signatures                                      13



                           CORNICHE GROUP INCORPORATED

                                 BALANCE SHEETS
                                   (Unaudited)

ASSETS
                                                         March 31,                December 31,
                                                          2002                        2001
        Current assets:

          Cash and equivalents                        $    42,020                 $    51,268
          Marketable securities                             --                      1,503,374
          Notes receivable                              1,250,000                       --
          Prepaid expenses and other current assets        29,743                      19,734
                                                        ---------                   ---------
            Total current assets                        1,321,763                   1,574,375

          Property and equipment, net                      66,357                      74,159
          Deferred Acquisition Costs                      165,327                     183,579
          Net assets of subsidiary                           --                         --
          Other assets                                      4,175                       4,175
                                                        ---------                    --------
                                                       $1,557,622                  $1,836,289
                                                       ==========                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY


        Current liabilities:
          Dividends payable - preferred stock          $  349,748                 $   337,827
          Accounts payable                                160,318                      47,533
          Accrued liabilities                              50,990                      83,084
          Current portion of long-term debt                21,165                      21,051
                                                          -------                     -------
                Total current liabilities                 582,221                     489,495
                                                          -------                     -------
        Unearned revenues                                 234,801                     259,779
                                                          -------                     -------
        Long-term debt                                     26,642                      32,108
                                                          -------                     -------
        Series A Convertible Redeemable Preferred Stock:
          Series A $0.07 convertible redeemable preferred
          stock - stated value - $1.00 per share,
          authorized - 1,000,000 shares, outstanding -
          681,174 shares at March 31, 2002 and
          December 31, 2001, respectively                 681,174                     681,174
                                                          -------                    --------
        Convertible Preferred Stock, Common Stock,
          Other Stockholders' Equity and Accumulated
          Deficit:
        Preferred stock - authorized - 5,000,000 shares
          Series B convertible preferred stock,
          $0.1 par value, authorized - 20,000
          shares - outstanding 20,000 shares at March 31,
          2002 and December 31, 2001, respectively            200                         200
        Common stock, $.001 par value, authorized -
          75,000,000 shares,  issued and outstanding -
          22,293,335 shares at March 31, 2002 and
          22,290,710 shares at December 31, 2001            22,294                     22,291
        Additional paid-in capital                       8,838,498                  8,837,687
          Accumulated deficit                           (8,828,208)                (8,486,445)
                                                         ----------                -----------
             Total convertible preferred stock,
               common stock, other stockholders' equity     32,784                    373,733
                                                        -----------                -----------
                                                        $1,557,622                 $1,836,289
                                                        -----------                -----------

                   See accompany notes to financial statements



                           CORNICHE GROUP INCORPORATED

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                        Three Months Ended March 31,
                                                                           2002              2001


        Earned revenues                                               $  24,552          $  11,457

        Direct costs                                                    (19,370)            (7,415)
                                                                         -------            -------
        Gross profit (loss)                                               5,182              4,042

        General and administrative
          Expenses                                                      (371,435)         (422,176)
                                                                         --------         ---------
        Operating loss                                                  (366,253)         (418,134)
                                                                         --------         ---------
        Other income (expense):

          Realized loss on
          Marketable securities                                           (3,490)             -
          Interest income                                                 41,020            30,957
          Interest expense                                                (1,119)           (3,174)
                                                                          -------          --------
          Total other income                                              36,411            27,783
                                                                         --------         ---------
        Loss before preferred dividend                                  (329,842)         (390,351)

        Preferred dividend                                               (11,921)          (11,921)
                                                                         --------         ---------
        Net loss from Continuing Operations                            $(341,763)        $(402,272)
                                                                        ---------         ---------
        Discontinued Operations:
        Income from Operations                                          -                  181,352
        Loss on Disposal                                                -                 (431,857)
                                                                                          ---------
        Net Loss                                                       $(341,763)        $  652,777
                                                                        ---------          --------
        Earnings (Loss) per common share
        Loss for Continuing Operations                                   $ (0.02)          $ (0.02)
                                                                        ---------         ---------
        Discontinued Operations:
           Income from Operation                                         $   -             $  0.01
           Loss on Disposal                                              $   -             $ (0.02)
                                                                      ----------        -----------
        Net Loss                                                         $ (0.02)          $ (0.03)
                                                                      ----------        -----------
        Weighted average number of
          common shares outstanding                                    22,290,710        22,280,127
                                                                      ===========        ==========



                See accompanying notes to financial statements.



                           CORNICHE GROUP INCORPORATED

            STATEMENTS OF CONVERTIBLE PREFERRED STOCK, COMMON STOCK,
               OTHER STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)




                                        Series B
                                        Convertible
                                        Preferred Stock         Common Stock     Additional
                                                                                 Paid-In          Accumulated
                                       Shares   Amount        Shares    Amount   Capital           Deficit         Total

Balance - January 1, 2002              20,000   $200         22,290,710 $22,291  $8,837,687      (8,486,445)      373,733

Issuance of common stock
   to directors                         --       --               2,625       3         811           --              814

Series A Convertible
  Stock dividends                       --       --               --         --         --          (11,921)      (11,921)

Net loss before preferred
  stock dividend                        --       --               --         --         --         (329,842)     (329,842)


Balance-March 31, 2002
                                        -----  ------        ----------  ------  -----------     ------------   ----------
                                        20,000  $200         22,293,335 $22,294  $8,838,498       (8,828,208)      32,784
                                        ====== ======        ========== =======  ==========      ============   ==========



                     See accompanying notes to financial statements.


                          CORNICHE GROUP INCORPORATED

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                           For the Three
                                                                           Months Ended
                                                                             March 31,

                                                                2002                      2001
Cash flows from operating activities:
Net loss from continuing operations
Adjustments to reconcile net loss to net
 cash used in operating activities:                            $(341,763)              $(402,272)

Issuance of common stock for services rendered                       814                      735
Series A preferred stock dividends                                11,921                   11,921
Depreciation and amortization                                      8,936                   39,894
Unearned revenues                                                (24,978)                  60,087
Deferred acquisition costs                                        18,252                  (44,978)
Increase (decrease) in cash flows as
  a result of changes in asset and
  Liability account balances:
Prepaid expenses and other current assets                        (10,009)                  19,382
Accounts payable                                                  112,785
Accrued liabilities                                               (32,094)                (47,923)
                                                                ---------                ---------
Total adjustments                                                  85,627                  39,118
                                                                ---------                ---------
Net cash used in operating activities                            (256,136)               (363,154)
                                                                ----------               ---------
Cash flows from investing activities:
(Increase) decrease in marketable securities                    1,503,374                 328,145
Notes receivable                                               (1,250,000)                   --
Acquisition of fixed assets                                        (1,134)                   --
                                                                ----------               --------
Net cash provided by (used in) investment activities              252,240                 328,145

Cash flows from financing activities:
Payment of capital lease obligations                                 (343)                 (1,576)
Net repayment of notes payable                                     (5,009)                 (3,450)
                                                                ----------                --------
Net cash provided by (used in) financing activities                (5,352)                 (5,026)
                                                                ----------                --------
Net increase (decrease) in cash                                    (9,248)                (40,035)

Cash and cash equivalents at beginning of period                   51,268                  85,604
                                                                ----------                --------
Cash and cash equivalents at end of period                       $ 42,020                $ 45,569
                                                                   ========                =======


Supplemental  Disclosure of Cash Flow Information:

   Interest paid                                                   $1,119                  $3,174
                                                                   ========                =======
Supplemental Schedules of Non-cash Financing Activities:

  Series A Preferred Stock dividends                              $11,921                 $11,921
                                                                   ========                =======
  Issuance of common stock to directors for services
    Three months ended March 31, 2002 and 2001                    $   814                 $   735
                                                                   ========                =======


                       See notes to financial statements.


                           CORNICHE GROUP INCORPORATED

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE  1 -  THE COMPANY.

     Corniche Group Incorporated (the "Company") is a provider of extended warranties and service contracts via the Internet at www.warrantysuperstore.com covering automotive, home, office, personal electronics, home appliances, computers and garden equipment. The Company offers its products and services in the United States in states that permit program marketers to be the obligator on service contracts. Currently this represents approximately 37 states for automotive service contracts and most states for other product categories. While the Company manages most functions relating to its extended warranty and service contracts, it does not bear the economic risk to repair or replace products nor does it administer the claims function.

NOTE  2    BASIS OF PRESENTATION.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002, the results of operations for the three months ended March 31, 2002 and 2001 and the cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

     The December 31, 2001 balance sheet has been derived from the audited financial statements at that date included in the Company's annual report on Form 10-K. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K.

NOTE  3    ACCOUNTING POLICIES.

     There were no changes in the Company's accounting policies during the quarter ended March 31, 2002.

NOTE  4    PROPOSED STRANDTEK TRANSACTION.

     As previously reported, on January 7, 2002, the Company entered into a Stock Contribution Exchange Agreement (the "Exchange Agreement") and a Supplemental Disclosure Agreement (together with the Exchange Agreement, the "Agreements") with StrandTek International, Inc., a Delaware corporation ("StrandTek"), certain of StrandTek's principal shareholders and certain non-shareholder loan holders of StrandTek (the "StrandTek Transaction"). The Exchange Agreement was amended on February 11, 2002. After the consummation of the transactions contemplated by the Agreements, StrandTek will become a majority owned subsidiary ofthe Company and the former shareholders of StrandTek will control the Company.

     StrandTek is a high-tech manufacturer with proprietary technology producing melt-blown polypropylene for acoustical and thermal insulation applications. The main applications for the material are in the automotive, appliance, home and office building markets. StrandTek has achieved acceptance for its product with a number of Fortune 100 companies, which are already switching from traditional materials to the StrandTek product. Following extensive evaluation and testing by several potential major customers StrandTek now supplies companies such as GE, Maytag, GM and Daimler Chrysler. Further information about StrandTek is available in its Form 10-KSB for its fiscal year ended September 30, 2001 and in its Form 10-QSB for the fiscal quarter ended March 31, 2002 on file with the SEC.

     A closing of the transaction with StrandTek did not occur on March 15, 2002, as contemplated by the Agreements but the Agreements have not been terminated. Since that date, StrandTek and Corniche have engaged in discussions regarding further modifications and amendments to the Agreements and a further extension of the closing date. As a part of the discussions of many potential adjustments, Corniche, StrandTek and the participating StrandTek shareholders have discussed a material reduction in the amount of unencumbered cash, after the payment of all liabilities, required to be possessed by Corniche as a condition of the closing, a material reduction in the initial conversion price of the shares of Series C 7% Convertible Preferred Stock contemplated to be received by certain of the participating StrandTek noteholders (from $1.00 per share to $0.57 per share), and minor adjustments in the percentages of shares of Corniche common stock par value $0.001 per share ("Common Stock") and Preferred Stock to be received by the participating StrandTek investors compared to percentages to be held by others at any closing. A draft of a Second Amendment and Waiver to Stock Contribution Exchange Agreement has been prepared (but not yet executed) reflecting the various amendments discussed and an anticipated a closing date of May 8, 2002. Notwithstanding the contemplated closing date, a closing has still not occurred, but the parties continue to work towards such a closing including seeking financing which is a condition precedent to this transaction.

     The Company is still in discussions with StrandTek and is continuing to attempt to close the transaction contemplated in the Agreement as it may be modified and amended by the parties, although no assurances can be given that a closing will occur.

NOTE  5   DISCONTINUED OPERATIONS.

     Through April 2001 the Company operated a property and casualty reinsurance business through its wholly owned subsidiary, Stamford Insurance Company, Ltd. ("Stamford"). Stamford is chartered under the laws of, and is licensed to conduct business as an insurance company by, the Cayman Islands. Stamford provided reinsurance coverage for one domestic insurance company until the fourth quarter of 2000 when the relationship with the carrier was terminated. Stamford continued to receive premiums through April 2001 for business written prior to termination. Stamford was not able to obtain any additional reinsurance relationships. In light of the inability of Stamford to write new business and difficulty in forecasting future claims losses in the run off of its prior reinsurance contract, on April 30, 2001 the Board of Directors of the Company approved the sale of Stamford to Butler Financial Solutions, LLC for a consideration totaling approximately $372,000. In the six months ended June 30, 2001 the Company recorded a loss of approximately $479,000 on the sale of Stamford. The closing and transfer of funds was completed on July 6, 2001. The operations of Stamford have been reported in discontinued operations for the three months ended March 31, 2001.

NOTE  6   NOTES RECEIVABLE

     In January 2002 the Company advancedto StrandTek a loan of $1 million on an unsecured basis, which is personally guaranteed by certain of the principal shareholders of StrandTek and a further loan of $250,000 on February 19, 2002 on an unsecured basis. Such loans bear interest at 7% per annum and are due on the earlier of March 31, 2002 or forty five days after termination of the Agreements (as defined in Note 4).

NOTE  7   PROPERTY AND EQUIPMENT.

     Property and equipment consists of the following:

                                        March 31                    December 31
                                         2002                           2001
                                        --------                    ------------
Computer equipment                     $132,148                      $131,014
Furniture and fixtures                   23,829                        23,829
Equipment under capital lease            17,806                        17,806
Computer software                       602,014                       602,014
                                        --------                      -------
                                        775,797                       774,663
Less:  Accumulated depreciation        (709,440)                     (700,504)
                                       ---------                     ---------
                                      $  66,357                      $ 74,159
                                      ==========                     ========

     Depreciation and amortization charged to operations was $8,936 and $39,894 for the three months ended March 31, 2002 and 2001, respectively.

NOTE  8   LONG-TERM DEBT.

        Long-term debt consists of the following at March 31, 2002 and December 31, 2001:

                                                      March 31,     December 31,
                                                       2002           2001

Capital lease obligations                             $             $  343

Note payable - bank - in equal monthly
  installments of $2,043 including interest
  At 8-3/4%.  The notes are collateralized
  by computer equipment.                                47,807      52,816
                                                        ------      -------
                                                        47,807      53,159
Less current maturities                                 21,165      21,051
                                                        ------     -------
                                                      $ 26,642    $ 32,108
                                                      ========    ========
NOTE  9    SERIES "A" CONVERTIBLE REDEEMABLE PREFERRED STOCK.

     The Certificate of Designation for the Company's Series A Preferred Stock provides that at any time after December 1, 1999 any holder of Series A Preferred Stock may require the Company to redeem his shares of Series A Preferred Stock (if there are funds with which the Company may legally do so) at a price of $1.00 per share. Notwithstanding the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. The holders of Series A Preferred Stock may convert their Series A Preferred Stock into shares of Common Stock of the Company at a price of $5.20 per share. At March 31, 2002 and December 31, 2001, 681,174 shares of Series A Preferred Stock were outstanding.

     On January 29, 2002 notice was given that, pursuant to the Company's Restated Certificate of Incorporation, as amended (the "Certificate of Incorporation"), the Company has called for redemption and will redeem (the "Redemption") on the date of the closing of the StrandTek Transaction (the "Redemption Date"), all shares of the Company's Series A Convertible Preferred Stock outstanding on that date at a redemption price of $1.05, plus accrued and unpaid dividends from July 1, 1995 through and including the Redemption Date of approximately $0.47 per share (the "Redemption Price"). Holders will not be entitled to interest on the Redemption Price and the Series A Preferred Stock will cease to accrue dividends on the Redemption Date. The Redemption, among other financial, legal and business conditions, is a condition precedent to the closing of the StrandTek Transaction, which is expected to close during May 2002. See "Note 4 - Proposed StrandTek Transaction". Similarly, completion of the Redemption is subject to closing the StrandTek Transaction. As a result, Letters of Transmittal in connection with the redemption will be held in escrow pending the closing of the StrandTek Transaction. Simultaneous with the closing of the StrandTek Transaction, the holders of the Series A Preferred Stock shall receive the Redemption Price. In the event that the StrandTek Transaction is not consummated, the Company will rescind the Notice of Redemption. Pursuant to the Certificate of Incorporation, each share of Series A Preferred Stock, may be converted into 0.193 shares of Common Stock at any time prior to the close of business on the tenth (10) day preceding the Redemption Date.


NOTE  10   STOCKHOLDERS' EQUITY.

     (a) Common Stock:

     During the three months ended March 31, 2002, the Company issued 2,625 shares of its common stock whose fair value was $814 to its board members for director's fees.

     On February 12, 2002 the Company commenced a private placement offering to sell a minimum of 16,500,000 shares and a maximum of 23,500,000shares of its Common Stock at $0.70 per share. The offering was amended on April 30, 2002 to sell a minimum of 18,875,000 shares and a maximum of
     31,250,000shares of its Common Stock at $0.40 per share. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended (the "Securities Act"), are eligible to purchase these shares. The shares of Common Stock are being offered to enable the Company to satisfy one of the conditions precedent to consummating the StrandTek Transaction described in "Note 4 - Proposed StrandTek Transaction". The shares being offered in the private placement have not been registered under the Securities Act but such investors are being granted registration rights pursuant to which the Company must file a registration statement covering the shares sold in the placement with the SEC within sixty days of closing the StrandTek Transaction. The private placement is being made pursuant to the exemption provided by Section 4(2) of the Securities Act and certain rules and regulations promulgated under that section. The securities sold in the private placement may not be resold in absence of such registration or an applicable exemption from registration.


     (b) Warrants:

     The Company has issued common stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company. A total of 79,000 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of March 31, 2002 at prices ranging from $3.20 to $27.50 and expiring through October 2004.




NOTE  10  STOCKHOLDERS' EQUITY.  (Continued)

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


     Information with respect to options under the 1992 and 1998 Stock Option Plans is summarized as follows:

                                For the Three Months Ended              For the Three Months Ended
                                   March 31, 2002                               March 31, 2001
                                Shares            Price                 Shares            Prices
Outstanding at beginning
   of period                   301,500        $0.41 to $1.94            403,000          $0.31 to $1.94
Granted                          -                                         -
Expired                          -                                         -
Cancelled                      ------                                   -------
Outstanding at end
   of period                   301,500        $0.41 to $1.94            403,000          $0.31 to $1.94
                               =======                                  =======

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

Assuming the fair market value of the stock at the date of grant to be $.3125 per share in May 1996, $.40625 per share in May 1997, $.6875 in January 1999, $1.00 per share in September 1999, and $1.94 in June 2000, the life of the options to be from three to ten years, the expected volatility at 200%, expected dividends are none, and the risk-free interest rate of 10%, the Company would have recorded compensation expense of $14,531 and $77,229 for the three months ended March 31, 2002 and 2001 respectively, as calculated by the Black-Scholes option pricing model.

As such, pro-forma net loss and loss per share would be as follows:

                                                For the Three           For the Three
                                                Months Ended            Months Ended
                                                March 31, 2002          March 31, 2001

Net loss as reported                            $(341,763)               $652,777)
Additional compensation                           (14,531)                 77,229)
                                                ----------              ----------
Adjusted net loss                               $(356,294)              $(730,006)
                                                ==========              ==========

Loss per share as reported                      $   (0.02)              $   (0.03)
                                                ==========              ==========
Adjusted loss per share                         $   (0.02)              $   (0.03)
                                                ==========              ==========

NOTE 11  INDUSTRY AND GEOGRAPHICAL SEGMENTAL INFORMATION

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the documents incorporated herein contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this Quarterly Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "plan", "intend" "may," "will," "expect," "believe", "could," "anticipate," "estimate," or "continue" or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. In particular, any statements relating to whether the StrandTek Transaction will be consummated is a forward-looking statement. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

During the first half of fiscal 2001 management became concerned by the slow progress being made by its warrantysuperstore.com business. Accordingly, alternative strategies for the Company were evaluated by the Board of Directors, including the acquisition of new business operations. As a result on January 7, 2002 the Company entered into the StrandTek Transaction as previously reported. The transaction is expected to close during May 2002 but is contingent upon certain closing conditions, including the Company obtaining financing via its equity private placement. There can be no assurance given however that the financing can be satisfied on terms reasonably acceptable to the parties or that the other financial, legal and business conditions can be met or that a transaction can be consummated.

While no decision has been made about the future of the warranty and service contract business, the Company has determined not to continue to promote the business by incurring additional advertising expense or by other business development initiatives. It is anticipated that the Board of Directors will consider the contraction, sale or termination of the warranty and service contract business if the StrandTek Transaction is consummated. There can be no assurance that the Company will be able to complete the sale of such business, if a decision to sell is made, on terms favorable to the Company or at all.

RESULTS OF OPERATIONS

The Company recognizes revenue from its warranty service contracts business over the life of contracts executed. Additionally, the Company amortizes the insurance premium expense and third party claims fees evenly over the life of these contracts.

Three Months Ended March 31, 2002 Compared To Three Months Ended March 31, 2001.

The Company generated recognized revenues from the sale of extended warranties and service contracts via the Internet of $25,000 for the three months ended March 31, 2002 (three months ended March 31, 2001: $11,000). The revenues generated in the quarter were derived almost entirely from revenues deferred over the life of contracts sold in prior periods. Similarly, direct costs incurred in the period relate to costs previously deferred over the life of such contracts.

General, selling and administration expenses decreased 12.0% to $371,000 for the three months ended March 31, 2002 as compared to $442,000 for the three months ended March 31, 2001. Increased professional fees ($106,000) and travel and subsistence ($20,000) incurred primarily in connection with the StrandTek Transaction being offset by lower costs in payroll ($50,000), advertising ($67,000), technology ($28,000) and depreciation ($31,000). The cost reductions are due to the Company focusing on strategic partnerships and endeavoring to minimize costs while the strategic future direction of the Company is determined.

Interest income increased by $10,000 in the three months ended March 31, 2002 as compared to the corresponding period in 2001, interest income from the StrandTek loans more than offsetting the lower interest income from investment in marketable securities.

For the reasons cited above, net loss for the three months ended March 31, 2002 decreased by 15.0% to $342,000 from the comparable loss of $402,000 for the three months ended March 2001.

LIQUIDITY AND CAPITAL RESOURCES

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated:

                                                       Three Months Ended
                                             March 31, 2002      March 31, 2001

Cash used in
Operating Activities                          $ (256,136)           $(363,154)

Cash provided by
Investing Activities                             252,240              328,145

Cash used in
Financing activities                              (5,352)              (5,026)

The Company incurred a net loss $341,763 for the three months ended March 31, 2002. Such losses adjusted for non-cash items such as depreciation and amortization charges $8,936, deferred revenues (net of deferred acquisition costs) ($6,726), preferred stock dividend accrual $11,921 and other non cash credits totaling $814 resulted in cash used in continuing operations totaling $256,136 for the three months ended March 31, 2001, net of working capital movements.

To meet its cash requirements during the three months ended March 31, 2002 the Company relied on the proceeds of sale of the marketable securities held at December 31, 2001 ($1,503,374).

The Company has no contracted capital expenditure commitments in place. As of March 31, 2002 the Company had cash balances totaling $42,020. The Company will rely on its cash reserves and short-term loans to fund its operations pending completion of the StrandTek Transaction or the acquisition of other profitable operations. Additionally, should the StrandTek Transaction not be completed, the Company anticipates having available to it the proceeds of repayment of the short-term loans advanced to StrandTek during the quarter ended March 31, 2002 in the sum of $1,250,000 which is due 45 days after termination of any transaction.

INFLATION

The Company does not believe that its operations have been materially influenced by inflation for the three months ended March 31, 2002, a situation which is expected to continue for the foreseeable future.

                           CORNICHE GROUP INCORPORATED

                                     PART II

                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Form 8-K dated January 7, 2002, reporting that the Company had entered into a Stock Contribution Exchange Agreement and a Supplemental Disclosure Agreement (the "Agreements") with StrandTek International, Inc., a Delaware corporation ("StrandTek"), certain of StrandTek's principal shareholders and certain non-shareholder loan holders of StrandTek. After the consummation of the transactions contemplated by the Agreements, StrandTek will become a majority owned subsidiary ofthe Company and the former shareholders of StrandTek will control the Company.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CORNICHE GROUP INCORPORATED (Registrant)



                                   By:  /s/    James J. Fyfe
                                        James J. Fyfe, Director

                                   Date:  May 17, 2002