Form 10-Q
period 2002-06-30
CORNICHE GROUP INC /DE
filed 2002-09-06
CIK 320017

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Transition Period from         to -----------    ------------------

                         Commission file number 0-10909

                           CORNICHE GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)


       DELAWARE                                                  22-2343568
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


610 SOUTH INDUSTRIAL BLVD., SUITE 220 EULESS, TEXAS                76040
   (Address of principal executive offices)                     (zip code)

    Registrant's telephone number, including area code: 864 963 8718

            610 SOUTH INDUSTRIAL BLVD., SUITE 220 EULESS, TEXAS 76040
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ---

            22,295,960 SHARES, $.001 PAR VALUE, AS OF AUGUST 23, 2002

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                                    I N D E X


                                                                        Page No.
   Part I  - Financial Information:

             Item 1.       Financial Statements (Unaudited):

                           Balance Sheets
                           At June 30, 2002 and December 31, 2001          3


                           Statements of Operations
                           For the three and six months
                           ended June 30, 2002 and 2001                    4


                           Statement of Stockholders' Equity (Deficit)
                           for the six months ended June 30, 2002          5


                           Statements of Cash Flows
                           for the six months  ended June 30, 2002
                           and 2001                                        6

                           Notes to Financial Statements                  7-10


                Item 2.    Management's Discussion and Analysis of
                           Financial Condition and Results of            11-12
                           Operations



        Part II -  Other Information:

                   Item 1.       Legal Proceedings                         13
                   Item 6.       Exhibits and Reports on Form 8-K.         13

                                 Signatures                                13

                           CORNICHE GROUP INCORPORATED

                                 BALANCE SHEETS
                                   (Unaudited)

   ASSETS

                                                 June 30,       December 31,
                                                  2002             2001
                                               -----------     ---------

Current assets:

  Cash and equivalents                         $   8,672        $   51,268
  Marketable securities                           -              1,503,374

  Notes receivable                             1,250,000              -
  Prepaid expenses and other current assets       45,536            19,734
                                               ------------    ------------
        Total current assets                   1,304,208         1,574,376

Property and equipment, net                        3,795           74,159
Deferred acquisition costs                       151,071          183,579
Other assets                                       4,175            4,175
                                               -----------     ------------

                                             $ 1,463,249       $1,836,289
                                              ===========      ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


   Current liabilities:
     Dividends payable - preferred stock           $   361,669      $   337,827
     Accounts payable                                  259,327           47,533
     Accrued liabilities                                37,191           83,084
     Stockholder advances                               81,000               -
    Current portion of long-term debt                   21,631           21,051
                                                   -----------     ------------
           Total current liabilities                   760,818          489,495

   Unearned revenues                                   213,709          259,779

   Long-term debt                                       21,056           32,108

   Series A convertible preferred stock:
      $0.07 convertible preferred stock;
   liquidation
      value, $1.00 per share; authorized,
   1,000,000
     shares; outstanding, 681,174 shares               681,174          681,174
                                                   -----------      -----------


   Stockholders' equity (deficit):
     Preferred stock - authorized - 5,000,000 shares
       Series B convertible preferred stock,
       $0.01 par value, authorized - 825,000
       shares - outstanding 20,000 shares                  200              200

     Common stock, $.001 par value, authorized -
       75,000,000 shares, issued and outstanding -
       22,295,960 shares at June 30, 2002 and
       22,290,710 shares at December 31, 2001           22,296           22,291

    Additional paid-in capital                       8,838,681        8,837,687
    Accumulated deficit                             (9,074,685)      (8,486,445)
                                                    -----------      -----------
          Total stockholders' equity (deficit)        (213,508)         373,733
                                                    ------------     -----------

                                                   $ 1,463,249      $ 1,836,289
                                                    ===========     ===========


               See accompanying notes to financial statements


                                               CORNICHE GROUP INCORPORATED

                                                STATEMENTS OF OPERATIONS
                                                       (Unaudited)


                                               Three Months Ended June 30,        Six Months Ended June 30,
                                                2002              2001               2002            2001
                                           --------------    --------------     --------------  ---------

   Earned revenues                           $    18,287       $    20,767        $    42,839     $    32,224

   Direct costs                                  (13,694)          (14,309)           (33,064)        (21,724)
                                             ------------      ------------       ------------    ------------

   Gross profit                                    4,593             6,458              9,775          10,500

   Selling, general and administrative
     Expenses                                   (205,526)         (359,312)          (576,961)       (781,488)
                                             ------------      ------------       ------------    ------------

   Operating loss                               (200,933)         (352,854)          (567,186)       (770,988)

   Other income (expense):
     Realized loss on
       marketable securities                          -                -               (3,490)            -
     Interest income                              22,118            26,198             63,138          57,155
     Interest expense                             (1,009)             (259)            (2,128)         (3,433)
     Property and equipment impairment       ------------       ------------       ------------     ------------
     charge                                       54,732)              -              (54,732)            -
                                                 (33,623)           25,939              2,788          53,722
                                             ------------       ------------       ------------     ------------
   Loss  before  discontinued  operations
   and preferred dividend                       (234,556)         (326,915)          (564,398)       (717,266)

   Discontinued Operations:
   Income from Operations                            -              56,546                -           237,898
   Loss on Disposal                                  -             (47,387)               -          (479,244)
                                             -----------       ------------       -----------     ------------

                                                     -               9,159                -          (241,346)
                                             -----------       ------------               -       ------------
  Net Loss                                     (234,556)         (317,756)           (564,398)       (958,612)

  Preferred dividend                            (11,921)          (11,921)            (23,842)        (23,842)
                                            ------------       ------------        ------------    ------------
  Net loss attributable to common
  stockholders                                $(246,477)       $  (329,677)       $  (588,240)     $ (982,454)
                                            ============       ============        ============     ===========

  Basic earnings per share
  Loss before discontinued operations
  and preferred dividends                   $     (0.01)      $     (0.01)       $     (0.03)     $     (0.03)
                                          --------------    --------------     --------------  --------------
  Loss from  discontinued operations                  -                 -                  -            (0.01)
                                          -------------     -------------      -------------   --------------

  Net Loss                                  $     (0.01)      $     (0.01)       $     (0.03)     $     (0.04)
                                          ==============    ==============     ==============  ==============
  Weighted average
    common shares outstanding                22,293,335        22,280,879         22,292,015       22,280,879
                                          ===============   ==============     ==============  ==============

                 See accompanying notes to financial statements.


                           CORNICHE GROUP INCORPORATED

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)

                                        Series B
                                       Convertible
                                     Preferred Stock         Common Stock            Additional
                                                                                      Paid-In      Accumulated
                                   Shares     Amount      Shares       Amount         Capital        Deficit          Total
                                ---------------------- -----------  -----------    -----------   -------------      ---------

     Balance - January 1, 2002     20,000     $ 200    22,290,710    $ 22,291      $8,837,687     $(8,486,445)     $  373,733

     Issuance of common stock
        to directors                  -         -           5,250           5             994          -                  999

     Series A Convertible
       Stock dividends                -         -             -            -               -          (23,842)        (23,842)

     Net loss                         -         -             -            -               -         (564,398)        (564,398)

     Balance - June 30, 2002       20,000     $ 200     22,295,960    $ 22,296      $8,838,681   $ (9,074,685)     $  (213,508)
                                   ======     =====     ==========    ========      ==========   =============     ============

                 See accompanying notes to financial statements.

                           CORNICHE GROUP INCORPORATED

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                              For the Six
                                                              Months Ended
                                                                 June 30,
                                                            2002           2001
                                                       -------------  ---------

Cash flows from operating activities:
Net loss                                            $ (564,398)    $ (958,612)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Loss from discontinued operations                       -             241,346

Issuance of common stock for services rendered             999          1,864
Depreciation and amortization                           16,766         77,633

Property and equipment impairment charge                54,732           -
Unearned revenues                                      (46,070)       124,230
Deferred acquisition costs                              32,508        (92,334)
Changes in operating assets and liabilities:
  Prepaid expenses and other current assets            (25,802)        35,582
  Accounts payable                                     211,794           -
  Accrued liabilities                                  (45,893)       (49,352)
                                                  -------------  -------------

Net cash used in operating activities                 (365,364)      (619,643)

Cash flows from investing activities:
Marketable securities                                1,503,374         624,140
Notes receivable                                    (1,250,000)           -

Acquisition of property and equipment                   (1,134)         (4,341)
                                                     ----------       ---------

Net cash provided by investing activities              252,240         619,799

Cash flows from financing activities:
Payment of capital lease obligations                      (343)           -


Stockholder advances                                     81,000           -
Net repayment of notes payable                          (10,129)       (10,445)
                                                    ------------      ---------
Net cash provided by (used in) financing
activities                                               70,528        (10,445)
                                                    ------------     ----------

Net increase (decrease) in cash and cash
equivalents                                             (42,596)       (10,289)

Cash and cash equivalents at beginning of period         51,268         85,604
                                                     -----------     ---------

Cash and cash equivalents at end of period           $    8,672     $   75,315
                                                     ==========     ==========

Supplemental  Disclosure of Cash Flow Information:
Interest paid                                        $    1,009          3,433
                                                     ==========     ===========

Supplemental Schedules of Non-cash Financing
Activities:

Net accrual of dividends on Series A Preferred       $   23,842     $  23,842
Stock                                                ==========     ===========

Issuance of common stock to directors for            $      999     $   1,864
services                                             ==========     ===========


                  See accompanying notes to financial statements.

                           CORNICHE GROUP INCORPORATED

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE  1 -  THE COMPANY.

     Corniche Group Incorporated (the "Company") through June 30, 2002 was a provider of extended warranties and service contracts via the Internet at www.warrantysuperstore.com covering automotive, home, office, personal electronics, home appliances, computers and garden equipment. Effective June 30, 2002 the Company became inactive. The Company offered its products and services in the United States in approximately 37 states for automotive service contracts and most states for other product categories. While the Company managed most functions relating to its extended warranty and service contracts, it did not bear the economic risk to repair or replace products nor did it administer the claims function.

NOTE  2    BASIS OF PRESENTATION.

     The  accompanying  unaudited  financial  statements  have been  prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes  required  by U.  S.  generally  accepted  accounting  principles  for complete  financial  statements.  In the opinion of  management,  the  financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002, the results of operations for the three and six months ended June 30, 2002 and 2001 and the cash flows for the six months ended June 30, 2002 and 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

     The December 31, 2001 balance sheet has been derived from the audited financial statements at that date included in the Company's annual report on Form 10-K. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K.

NOTE  3    ACCOUNTING POLICIES.

     There were no changes in the Company's accounting policies during the six months ended June 30, 2002.

NOTE  4    PROPOSED STRANDTEK TRANSACTION.

     As previously reported, on January 7, 2002, the Company entered into a Stock Contribution Exchange Agreement (the "Exchange Agreement") and a Supplemental Disclosure Agreement (together with the Exchange Agreement, the "Agreements") with StrandTek International, Inc., a Delaware corporation ("StrandTek"), certain of StrandTek's principal shareholders and certain non-shareholder loan holders of StrandTek (the "StrandTek Transaction"). The Exchange Agreement was amended on February 11, 2002. Consummation of the StrandTek Transaction was conditioned upon a number of closing conditions, including the Company obtaining financing via an equity private placement, which ultimately could not be met and as a result the Agreements were formally terminated by the Company and StrandTek in June 2002.

NOTE  5   DISCONTINUED OPERATIONS.

     Through April 2001 the Company operated a property and casualty reinsurance business through its wholly owned subsidiary, Stamford Insurance Company, Ltd. ("Stamford"). Stamford is chartered under the laws of, and is licensed to conduct business as an insurance company by, the Cayman Islands. Stamford provided reinsurance coverage for one domestic insurance company until the fourth quarter of 2000 when the relationship with the carrier was terminated. Stamford continued to receive premiums through April 2001 for business written prior to termination. Stamford was not able to obtain any additional reinsurance relationships. In light of the inability of Stamford to write new business and difficulty in forecasting future claims losses in the run off of its prior reinsurance contract, on April 30, 2001 the Board of Directors of the Company approved the sale of Stamford to Butler Financial Solutions, LLC for a consideration totaling approximately $372,000. In the six months ended June 30, 2001 the Company recorded a loss of approximately $479,000 on the sale of Stamford. The closing and transfer of funds was completed on July 6, 2001. The operations of Stamford have been reported as discontinued operations for the three and six months ended June 30, 2001.

NOTE  6   NOTES RECEIVABLE

     In January 2002 the Company advanced to StrandTek a loan of $1 million on an unsecured basis, which is personally guaranteed by certain of the principal shareholders of StrandTek and a further loan of $250,000 on February 19, 2002 on an unsecured basis. Such loans bear interest at 7% per annum and were due on July 31, 2002 following termination of the Agreements (as discussed in Note 4) in June 2002. StrandTek failed to pay the notes on the due date and the Company commenced legal proceedings against StrandTek and the guarantors immediately thereafter to recover the principal, accrued interest and costs of recovery. The Company ceased accruing interest July 31, 2002. Subsequent to July 31, 2002, the notes accrue interest at the default rate of 12% per annum.

NOTE  7   PROPERTY AND EQUIPMENT.

     Property and equipment consists of the following:

                                    June 30,        December 31,
                                      2002              2001
                                   ---------         ---------
  Computer equipment               $ 132,148         $ 131,014
  Furniture and fixtures              23,829            23,829
  Equipment under capital lease       17,806            17,806
  Computer software                  602,014           602,014
                                   ---------         ---------
                                     775,797           774,663
  Less:  Accumulated depreciation   (772,002)         (700,504)
                                   ----------        ----------
                                   $   3,795         $  74,159
                                   -========       ---========

     Depreciation and amortization charged to operations was $7,831 and $16,766 for the three and six months ended June 30, 2002, respectively. An impairment charge of $54,732 was recorded in June of 2002 to record property and equipment at its net realizable value.

NOTE  8   LONG-TERM DEBT.

     Long-term debt consists of the following at June 30, 2002 and December 31, 2001:

                                              June 30,      December 31,
                                                2002            2001
                                                ----       ---------
    Capital lease obligations               $         -       $   343

    Note payable - bank - in equal monthly
      installments  of  $2,043   including
    interest
      at    8-3/4%.    The    notes    are
    collateralized
      by computer equipment.                     42,687        52,816
                                            -----------       -------

                                                 42,687        53,159
    Less current maturities                      21,631        21,051
                                            -----------       -------

                                            $    21,056       $32,108
                                            ===========       =======

NOTE  9    SERIES "A" CONVERTIBLE REDEEMABLE PREFERRED STOCK.

     The Certificate of Designation for the Company's Series A Preferred Stock provides that at any time after December 1, 1999 any holder of Series A Preferred Stock may require the Company to redeem his shares of Series A Preferred Stock (if there are funds with which the Company may legally do so) at a price of $1.00 per share. Notwithstanding the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. The holders of Series A Preferred Stock may convert their Series A Preferred Stock into shares of Common Stock of the Company at a price of $5.20 per share. At June 30, 2002 and December 31, 2001, 681,174 shares of Series A Preferred Stock were outstanding.

     On January 29, 2002 notice was given that, pursuant to the Company's Restated Certificate of Incorporation, as amended (the "Certificate of Incorporation"), the Company has called for redemption and will redeem (the "Redemption") on the date of the closing of the StrandTek Transaction (the "Redemption Date"), all shares of the Company's Series A Convertible Preferred Stock outstanding on that date at a redemption price of $1.05, plus accrued and unpaid dividends from July 1, 1995 through and including the Redemption Date of approximately $0.47 per share (the "Redemption Price"). The Redemption, among other financial, legal and business conditions, was a condition precedent to the closing of the StrandTek Transaction.

     Similarly, completion of the Redemption was subject to closing the StrandTek Transaction. Upon termination of the StrandTek Transaction, the Company rescinded the Notice of Redemption.

NOTE  10   STOCKHOLDERS' EQUITY.

     (a) Common Stock:

     During the six months ended June 30, 2002, the Company issued 5,250 shares of its common stock whose fair value was $999 to its board members for director's fees.

     (b) Warrants:

     The Company has issued common stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company. A total of 79,000 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of June 30, 2002 at prices ranging from $3.20 to $27.50 and expiring through October 2004.

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

     Information with respect to options under the 1992 and 1998 Stock Option Plans is summarized as follows:


                           For the Six Months Ended      For the Six Months Ended
                                 June 30, 2002                 June 30, 2001
                           Shares         Prices         Shares          Prices
Outstanding at beginning
   of period               301,500     $0.41 to $1.94   403,000         $0.31 to $1.94
Granted                        -                            -
Expired                     (1,500)       $0.41          (1,500)              $0.31
Cancelled                      -                            -
Outstanding at end         --------                    ----------
   of period               300,000     $0.69 to $1.94   401,500         $0.41 to $1.94
                          ==========                    ==========


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

     Assuming the fair market value of the stock at the date of grant to be $.40625 per share in May 1997, $.6875 in January 1999, $1.00 per share in September 1999, and $1.94 in June 2000, the life of the options to be from three to ten years, the expected volatility at 200%, expected dividends are none, and the risk-free interest rate of 10%, the Company would have recorded compensation expense of $14,531 and $29,062 for the three and six months ended June 30, 2002 and $10,863 and $30,898 for the three and six months ended June 30, 2001, as calculated by the Black-Scholes option pricing model.

NOTE  10   STOCKHOLDERS' EQUITY (continued).

    (c) Stock Options Plans (continued)

       As such, pro-forma net loss and loss per share would be as follows:

                             For the Three   For the Three     For the Six     For the Six
                             Months Ended    Months Ended     Months Ended    Months Ended
                             June 30, 2002   June 30, 2001    June 30, 2002   June 30, 2001
                            --------------  --------------   --------------  --------------

Net loss as reported         $  (234,556)    $  (317,756)     $  (564,398)     $ (958,612)
Additional compensation          (14,531)        (10,863)         (29,062)        (59,529)
                              -----------     -----------      -----------     -----------

Adjusted net loss             $ (249,087)    $  (338,619)      $ (593,460)    $(1,018,141)
                              ==========      ==========       ==========      ===========

Net loss per share as
reported                      $    (0.01)    $     (0.01)      $    (0.03)     $    (0.04)
                              ===========     ==========       ===========     ==========

Adjusted net loss per
share                         $     (0.01)   $     (0.01)      $    (0.03)     $    (0.05)
                              ===========     ===========      ===========     ==========


NOTE 11  INDUSTRY AND GEOGRAPHICAL SEGMENTAL INFORMATION.

     The Company was engaged in the sale of extended warranties and service contracts over the Internet. The Company's operations were conducted entirely in the United States. The Company was authorized to sell its automotive extended warranties and service contracts in 37 states, its home extended warranties and service contracts in 49 states and its other products in 43 states.


NOTE 12   SUBSEQUENT EVENTS.

     As discussed in Note 6, the Note Receivable was in default at July 31, 2002 and the Company has commenced collection proceedings. The Company ceased accruing interest July 31, 2002.

     The Company has negotiated a settlement with its former president under his employment agreement. There can be no assurance the settlement will be finalized. The settlement is not significant to the financial statements.

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

GENERAL

During the first half of fiscal 2001 management became concerned by the slow progress being made by its warrantysuperstore.com business. Accordingly, alternative strategies for the Company were evaluated by the Board of Directors, including the acquisition of new business operations. As a result on January 7, 2002 the Company entered into the StrandTek Transaction as previously reported. The transaction was expected to close during May 2002 but was contingent upon certain closing conditions, including the Company obtaining financing via an equity private placement. The closing conditions were not met and in June 2002 the Agreements were terminated by written agreement between the parties.

In June 2002 management determined, in light of continuing operating losses, to discontinue its warranty and service contract business and to seek new business opportunities for the Company. There can be no assurance that the Company will be able to acquire such new business or that the terms will be favorable to the Company.

RESULTS OF CONTINUING OPERATIONS

The Company recognizes revenue from its warranty service contracts business over the life of contracts executed. Additionally, the Company amortizes the insurance premium expense and third party claims fees evenly over the life of these contracts.

Three Months Ended June 30, 2002 Compared To Three Months Ended June 30, 2001.

The Company generated recognized revenues from the sale of extended warranties and service contracts via the Internet of $18,000 for the three months ended June 30, 2002 (three months ended June 30, 2001: $21,000). The revenues generated in the quarter were derived entirely from revenues deferred over the life of contracts sold in prior periods. Similarly, direct costs incurred in the period relate to costs previously deferred over the life of such contracts.

Selling, general and administration expenses decreased 42.6% to $206,000 for the three months ended June 30, 2002 as compared to $359,000 for the three months ended June 30, 2001. Costs generally were lower, in particular payroll ($70,000) and technology ($49,000) due to the Company focusing on minimizing costs while the future direction of the Company is determined.

Interest income decreased by $4,000 in the three months ended June 30, 2002 as compared to the corresponding period in 2001. Interest income from the StrandTek loans was less than the interest income earned from investments in marketable securities in the prior year.

An impairment charge of $55,000 was recorded in June 2002 to adjust property and equipment to its net realizable value.

For the reasons cited above, loss before discontinued operations and preferred dividends for the three months ended June 30, 2002 decreased by 28.3% to $235,000 from the comparable loss of $327,000 for the three months ended June 2001.

Six Months Ended June 30, 2002 Compared To Six Months Ended June 30, 2001.

The Company generated recognized revenues from the sale of extended warranties and service contracts via the Internet of $43,000 for the six months ended June 30, 2002 (six months ended June 30, 2001: $32,000). The revenues generated in the period were derived almost entirely from revenues deferred over the life of contracts sold in prior periods. Similarly, direct costs incurred in the period relate to costs previously deferred over the life of such contracts.

Selling, general and administration expenses decreased 26.1% to $577,000 for the six months ended June 30, 2002 as compared to $781,000 for the six months ended June 30, 2001. Increased professional fees ($93,000) and travel and subsistence ($26,000) incurred primarily in connection with the StrandTek Transaction being offset by lower costs in payroll ($116,000), advertising ($83,000), technology ($77,000) and depreciation and amortization ($61,000). The cost reductions generally are due to the Company focusing on minimizing costs while the strategic future direction of the Company is determined.

Interest income increased by $6,000 in the six months ended June 30, 2002 as compared to the corresponding period in 2001, interest income from the StrandTek loans more than offsetting the lower interest income received from investments in marketable securities.

An impairment charge of $55,000 was recorded in June 2002 to adjust property and equipment to its net realizable value.

For the reasons cited above, loss before discontinued operations and preferred dividends for the six months ended June 30, 2002 decreased by 21.3% to $564,000 from the comparable loss of $717,000 for the six months ended June 2001.

LIQUIDITY AND CAPITAL RESOURCES

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated:

                                         Six Months Ended
                                June 30,  2002      June 30,  2001
Cash used in
Operating Activities            $(365,364)         $  (619,643)

Cash provided by
Investing Activities              252,240              619,799

Cash provided by (used in)
Financing activities               70,528              (10,445)


The Company incurred a net loss attributable to common stockholders of $588,240 for the six months ended June 30, 2002. Such losses adjusted for non-cash items such as depreciation, amortization and impairment charges of $71,498, deferred revenues (net of deferred acquisition costs) of ($13,562), preferred stock dividend accrual of $23,842 and other non cash credits totaling $999 resulted in cash used in continuing operations totaling $365,364 for the six months ended June 30, 2002, net of working capital movements.

To meet its cash requirements during the six months ended June 30, 2002 the Company relied on the proceeds of sale of the marketable securities held at December 31, 2001 ($1,503,374) and short term borrowings of $81,000.

The Company has no contracted capital expenditure commitments in place. As of June 30, 2002 the Company had cash balances totaling $8,672. The Company will rely on its cash reserves and short-term loans to fund its operating commitments pending establishment or acquisition of new profitable operations. Additionally, the Company anticipates having available to it the proceeds of repayment of the short-term loans advanced to StrandTek during the quarter ended March 31, 2002 in the sum of $1,250,000 plus accrued interest of approximately $100,000.

INFLATION

The Company does not believe that its operations have been materially influenced by inflation for the six months ended June 30, 2002, a situation which is expected to continue for the foreseeable future.

                           CORNICHE GROUP INCORPORATED

                                     PART II

                                OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

The Company is not aware of any material pending legal proceedings or claims against the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K dated June 18, 2002 reporting that the Stock Contribution Exchange Agreement and Supplemental Disclosure Agreement entered into on January 7, 2002, as amended by the Company with StrandTek International, Inc., a Delaware corporation ("StrandTek"), certain of StrandTek's principal shareholders and certain non-shareholder loan holders of StrandTek had been terminated by the parties.


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

                                         Date:  August 30, 2002