Form 10-Q
period 2002-09-30
CORNICHE GROUP INC /DE
filed 2002-11-19
CIK 320017

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 _______________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Transition Period from __________________  to __________________

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

                        Yes X                   No --

           22,397,335 SHARES, $.001 PAR VALUE, AS OF OCTOBER 18, 2002

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                                    I N D E X


          Page No. Part I - Financial Information:

          Item 1. Financial Statements (Unaudited):

          Balance Sheets At September 30, 2002 and
          December 31, 2001                                              3


          Statements of Operations For the three and nine months
          ended September 30, 2002 and 2001                              4


          Statement of Stockholders'  Equity (Deficit) for
          the nine months ended September 30, 2002                       5

          Statements  of Cash Flows for the nine months
          ended  September  30, 2002 and 2001                            6

          Notes to Financial Statements                                7-10


Item 2. Management's Discussion and Analysis of Financial Condition and Results of 11-12 Operations



          Part II - Other Information:

             Item 1.       Legal Proceedings                               13
             Item 6.       Exhibits and Reports on Form 8-K.               13

             Signatures                                                    13

                           CORNICHE GROUP INCORPORATED

                                 BALANCE SHEETS
                                   (Unaudited)

        ASSETS
                                                   September 30,    December 31,
                                                       2002             2001

    Current assets:
                                                   $  50,043         $   51,268
      Cash and equivalents
      Marketable securities                            -              1,503,374


      Notes receivable                             1,250,000               -
      Prepaid expenses and other current assets       53,837            19,734
            Total current assets                   1,353,880         1,574,376

    Property and equipment, net                           -             74,159
    Deferred acquisition costs                       137,100           183,579
    Other assets                                       4,175             4,175

                                                 $ 1,495,155       $ 1,836,289

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


 Current liabilities:
   Dividends payable - preferred stock           $   373,590       $  337,827

   Accounts payable                                  266,884           47,533
   Accrued liabilities                               155,731           83,084
   Stockholder advances                              106,000               -
   Notes payable                                     125,000               -
  Current portion of long-term debt                   22,108           21,051
         Total current liabilities                 1,049,313          489,495

 Unearned revenues                                   193,723          259,779

 Long-term debt                                       15,347           32,108


 Series A convertible preferred stock:
    $0.07 convertible preferred stock;
 liquidation
    value, $1.00 per share; authorized,
 1,000,000
    shares; outstanding, 681,174 shares              681,174          681,174


 Stockholders' equity (deficit):
   Preferred stock - authorized - 5,000,000
 shares
     Series B convertible preferred stock,
     $0.01 par value, authorized - 825,000
     shares - outstanding 10,000 shares at
     September 30, 2002 and 20,000 shares at
     December 31, 2001                                   100             200

   Common stock, $.001 par value, authorized -
     75,000,000 shares, issued and outstanding
 -
     22,397,335 shares at September 30, 2002
 and
     22,290,710 shares at December 31, 2001           22,398          22,291

   Additional paid-in capital                      8,838,747       8,837,687
   Accumulated deficit                            (9,305,647)     (8,486,445)
   Total stockholders' equity (deficit)             (444,402)        373,733

                                                 $ 1,495,155     $ 1,836,289

                 See accompanying notes to financial statements


                           CORNICHE GROUP INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                           Three Months Ended September 30,    Nine Months Ended September 30,

                                                2002              2001               2002            2001

  Earned revenues                           $    19,986       $    32,866        $    62,825     $    65,090

  Direct costs                                  (14,177)          (31,147)           (47,241)        (52,871)

  Gross profit                                    5,809             1,719             15,584          12,219

  Selling, general and administrative
    Expenses                                   (230,770)         (387,360)          (807,731)     (1,168,848)

  Operating loss                               (224,961)         (385,641)          (792,147)     (1,156,629)

  Other income (expense):
    Realized loss on
     marketable securities                                                            (3,490)
    Interest income                                 -                 -               70,672            -
                                                  7,534           25,153                              82,308
   Interest expense                              (1,614)          (1,472)             (3,742)         (4,905)
   Property and equipment impairment
   charge                                          -                 -               (54,732)             -
                                             _____5,920            23,681              8,708          77,403

   Loss  before  discontinued  operations
   and preferred dividend                       (219,041)        (361,960)          (783,439)     (1,079,226)

   Discontinued Operations:
   Income from Operations                              -                 -                  -         237,898
   Loss on Disposal                                    -                 -                  -        (479,244)
                                                                                                     (241,346)
   Net Loss                                     (219,041)         (361,960)          (783,439)     (1,320,572)

   Preferred dividend                            (11,921)          (11,921)           (35,763)        (35,763)

   Net loss attributable to common           $===========      $===========       $============    ===========
   stockholders                                 (230,962)         (373,881)          (819,202)    $(1,356,335)

   Basic earnings per share:
   Loss before discontinued operations
   and preferred dividends                  $     (0.01)     $       (0.02)       $     (0.04)    $     (0.05)
     Loss from discontinued operations                -                  -                  -           (0.01)

     Net Loss                               $     (0.01)      $     (0.02)       $     (0.04)     $     (0.06)

     Weighted average
       common shares outstanding             22,395,960        22,282,209         22,327,055       22,282,209



                 See accompanying notes to financial statements.

                           CORNICHE GROUP INCORPORATED

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)

                                           Series B
                                          Convertible
                                        Preferred Stock           Common Stock        Additional
                                                                                        Paid-In      Accumulated
                                      Shares      Amount       Shares       Amount      Capital        Deficit           Total

     Balance - January 1, 2002        20,000      $ 200     22,290,710   $ 22,291     $8,837,687   $(8,486,445)    $  373,733

     Issuance of common stock
        to directors                       -          -          6,625          7          1,060       -                1,067

     Series A Convertible
       Stock dividends                     -          -              -            -            -       (35,763)       (35,763)


     Conversion of series B
     convertible preferred stock
     into common stock               (10,000)      (100)       100,000          100            -

     Net loss                              -          -              -            -            -       (783,439)      (783,439)
                                                                                                                   ____________
     Balance - September 30, 2002     10,000      $ 100      22,397,335    $ 22,398   $8,838,747   $(9,305,647)    $  (444,402)



                 See accompanying notes to financial statements.

                   CORNICHE GROUP INCORPORATED

                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                            For the Nine
                                                            Months Ended
                                                            September 30,
                                                         2002           2001

  Cash flows from operating activities:
  Net loss                                           $ (783,439)    $(1,320,572)
  Adjustments to reconcile net loss to net cash used in operating activities:

  Loss from discontinued operations                      -              241,346

  Issuance of common stock for services rendered         1,067            3,439
  Depreciation and amortization                         16,766          116,995

  Property and equipment impairment charge              54,732              -
  Unearned revenues                                    (66,056)         151,384
  Deferred acquisition costs                            46,479         (110,238)
  Changes in operating assets and liabilities:
    Prepaid expenses and other current assets          (34,103)          12,491
    Accounts payable                                   219,351              -

    Accrued liabilities                                 72,647         (38,375)

  Net cash used in operating activities               (472,556)       (943,570)

  Cash flows from investing activities:

  Marketable securities                              1,503,374          634,619

  Notes receivable                                  (1,250,000)             -

  Proceeds of sale of subsidiary                        -               372,000

  Proceeds of sale of property and equipment             3,795              -

  Acquisition of property and equipment                 (1,134)         (9,061)

  Net cash provided by investing activities            256,035         997,558

  Cash flows from financing activities:

  Payment of capital lease obligations                    (343)           -


  Stockholder advances                                  106,000           -
  Notes payable net of repayments                       109,639       (15,677)
  Net cash provided by (used in) financing
  activities                                            215,296       (15,677)

  Net increase (decrease) in cash and cash
  equivalents                                            (1,225)       38,311

  Cash and cash equivalents at beginning of period       51,268        85,604

  Cash and cash equivalents at end of period         $   50,043    $  123,915

  Supplemental  Disclosure of Cash Flow Information:

                                                     $   3,023        $ 4,905
  Interest paid

  Supplemental   Schedules  of  Non-cash  Financing
  Activities:

  Net accrual of dividends on Series A Preferred     $35,763       $    35,763
  Stock

  Issuance of common stock to directors for          $1,067        $     3,439
  services

                 See accompanying notes to financial statements.

                           CORNICHE GROUP INCORPORATED

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE  1    THE COMPANY.

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

     The  accompanying  unaudited  financial  statements  have been  prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes  required  by U.  S.  generally  accepted  accounting  principles  for complete  financial  statements.  In the opinion of  management,  the  financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002, the results of operations for the three and nine months ended September 30, 2002 and 2001 and the cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

     The December 31, 2001 balance sheet has been derived from the audited financial statements at that date included in the Company's annual report on Form 10-K. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K.

NOTE  3    ACCOUNTING POLICIES.

     There were no changes in the Company's accounting policies during the nine months ended September 30, 2002.

NOTE  4    PROPOSED STRANDTEK TRANSACTION.

     As previously reported, on January 7, 2002, the Company entered into a Stock Contribution Exchange Agreement (the "Exchange Agreement") and a Supplemental Disclosure Agreement (together with the Exchange Agreement, the "Agreements") with StrandTek International, Inc., a Delaware corporation ("StrandTek"), certain of StrandTek's principal shareholders and certain non-shareholder loan holders of StrandTek (the "StrandTek Transaction"). The Exchange Agreement was amended on February 11, 2002. Consummation of the StrandTek Transaction was conditioned upon a number of closing conditions, including the Company obtaining financing via an equity private placement, which ultimately could not be met and as a result, the Agreements were formally terminated by the Company and StrandTek in June 2002.

NOTE  5   DISCONTINUED OPERATIONS.

     Through April 2001, the Company operated a property and casualty reinsurance business through its wholly owned subsidiary, Stamford Insurance Company, Ltd. ("Stamford"). Stamford is chartered under the laws of, and is licensed to conduct business as an insurance company by, the Cayman Islands. Stamford provided reinsurance coverage for one domestic insurance company until the fourth quarter of 2000 when the relationship with the carrier was terminated. Stamford continued to receive premiums through April 2001 for business written prior to termination. Stamford was not able to obtain any additional reinsurance relationships. In light of the inability of Stamford to write new business and difficulty in forecasting future claims losses in the run off of its prior reinsurance contract, on April 30, 2001 the Board of Directors of the Company approved the sale of Stamford to Butler Financial Solutions, LLC for a consideration totaling approximately $372,000. In the six months ended June 30, 2001, the Company recorded a loss of approximately $479,000 on the sale of Stamford. The closing and transfer of funds was completed on July 6, 2001. The operations of Stamford have been reported as discontinued operations for the three and nine months ended September 30, 2001.

NOTE  6   NOTES RECEIVABLE.

     In January 2002, the Company advanced to StrandTek a loan of $1 million on an unsecured basis, which is personally guaranteed by certain of the principal shareholders of StrandTek and a further loan of $250,000 on February 19, 2002 on an unsecured basis. Such loans bear interest at 7% per annum and were due on July 31, 2002 following termination of the Agreements (as discussed in Note 4) in June 2002. StrandTek failed to pay the notes on the due date and the Company commenced legal proceedings against StrandTek and the guarantors immediately thereafter to recover the principal, accrued interest and costs of recovery. The Company ceased accruing interest July 31, 2002. Subsequent to July 31, 2002, the notes accrue interest at the default rate of 12% per annum.

NOTE  7   PROPERTY AND EQUIPMENT.

    Property and equipment consists of the following:

                                    September 30,    December 31,
                                       2002              2001
   Computer equipment               $       -         $ 131,014
   Furniture and fixtures                   -            23,829
   Equipment under capital lease            -            17,806
   Computer software                  602,014           602,014
                                      602,014           774,663
   Less:  Accumulated depreciation   (602,014)         (700,504)
                                    $       -         $  74,159

     Depreciation and amortization charged to operations was $0 and $16,766 for the three and nine months ended September 30, 2002, respectively. An impairment charge of $54,732 was recorded in June of 2002 to record property and equipment at its net realizable value. All property and equipment, excluding computer software, was sold in July 2002.

NOTE  8   NOTES PAYABLE.

     During the quarter ended September 30, 2002, the Company entered into various note payable agreements totaling $125,000. Interest on the notes is accrued at 15% and the principal, together with accrued interest, is payable in one installment 60 days from the effective date of the note. The note payable agreements include a default clause, which states that if payment is not made upon maturity the lenders have the option to purchase a predetermined number of shares at a set price. The lenders can exercise this option on the last day of each successive 30-day period until the note is paid in full.

NOTE  9   LONG-TERM DEBT.

     Long-term debt consists of the following at September 30, 2002 and December 31, 2001:

                                          September 30,   December 31,
                                                2002          2001
  Capital lease obligations               $      -         $   343

  Note payable - bank - in equal monthly
    installments  of  $2,043   including
  interest at 8-3/4%.
 The notes are collateralized
    by computer equipment.                     37,455        52,816

                                               37,455        53,159
  Less current maturities                      22,108        21,051

                                          $    15,347       $32,108

NOTE  10    SERIES "A" CONVERTIBLE REDEEMABLE PREFERRED STOCK.

     The Certificate of Designation for the Company's Series A Preferred Stock provides that at any time after December 1, 1999 any holder of Series A Preferred Stock may require the Company to redeem his shares of Series A Preferred Stock (if there are funds with which the Company may legally do so) at a price of $1.00 per share. Notwithstanding the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. The holders of Series A Preferred Stock may convert their Series A Preferred Stock into shares of Common Stock of the Company at a price of $5.20 per share. At September 30, 2002 and December 31, 2001, 681,174 shares of Series A Preferred Stock were outstanding.

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

NOTE  11   STOCKHOLDERS' EQUITY.

    (a) Common Stock:

     During the nine months ended September 30, 2002, the Company issued 6,625 shares of its common stock whose fair value was $1,067 to its board members for director's fees.

     (b) Warrants:

     The Company has issued common stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company. A total of 44,000 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of September 30, 2002 at prices ranging from $3.20 to $8.10 and expiring through October 2004.

    (c) Stock Options Plans:

     The Company has two stock option plans, The 1998 Employee Incentive Stock Option Plan and The 1992 Stock Option Plan. The 1998 Employee Incentive Stock Option Plan provides for the grant of options to purchase shares of the Company's common stock to employees. The 1992 Stock Option Plan provides for the grant of options to directors.


     Information with respect to options under the 1992 and 1998 Stock Option Plans is summarized as follows:



                                For the Nine Months Ended     For the Nine Months Ended
                                     September 30, 2002            September 30, 2001
                               Shares         Prices         Shares          Prices
Outstanding at beginning
   of period                 301,500          $0.41 to      403,000           $0.31 to
                                                $1.94                          $1.94
Granted                          -                            -
Expired                      (201,500)        $0.41 to     (101,500)          $0.31 to
                                                $1.10                          $1.94
Cancelled
Outstanding at end        ______-__                           -
  of period                 100,000          $1.94          301,500           $0.41 to
                                                                               $1.94

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

     Assuming the fair market value of the stock at the date of grant to be $.40625 per share in May 1997, $.6875 in January 1999, $1.00 per share in September 1999, and $1.94 in June 2000, the life of the options to be from three to ten years, the expected volatility at 200%, expected dividends are none, and the risk-free interest rate of 10%, the Company would have recorded compensation expense of $14,531 and $43,593 for the three and nine months ended September 30, 2002 and $(400) and $59,129 for the three and nine months ended September 30, 2001, as calculated by the Black-Scholes option pricing model.

       As such, pro-forma net loss and loss per share would be as follows:

                                For the Three   For the Three    For the Nine    For the Nine
                                Months Ended    Months Ended     Months Ended    Months Ended
                                Sept 30, 2002   Sept 30, 2001    Sept 30, 2002   Sept 30, 2001

 Net loss as reported         $  (230,962)    $  (373,881)     $  (819,202)    $ (1,356,335)
 Additional compensation          (14,531)            400          (43,593)         (59,129)

 Adjusted net loss             $ (245,493)     $ (373,481)      $ (862,795)     $(1,415,464)

 Net loss per share as
 reported                      $     (0.01)    $    (0.02)      $    (0.04)    $      (0.06)

 Adjusted net loss per
 share                         $     (0.01)    $    (0.02)      $    (0.04)    $      (0.06)


NOTE 12  INDUSTRY AND GEOGRAPHICAL SEGMENTAL INFORMATION.

     The Company was engaged in the sale of extended warranties and service contracts over the Internet. The Company's operations were conducted entirely in the United States. The Company was authorized to sell its automotive extended warranties and service contracts in 37 states, its home extended warranties and service contracts in 49 states and its other products in 43 states.


NOTE 13   COMMITMENTS AND CONTINGENCIES.

     As discussed in Note 6, the Note Receivable was in default at July 31, 2002 and the Company has commenced collection proceedings. The Company ceased accruing interest July 31, 2002. Management intends to vigorously pursue the collection of all amounts due from the borrowers and has commenced legal actions. The borrowers have filed counter claims disputing the validity of the amounts owed and is seeking unspecified damages. There can be no assurances that the Company will prevail on its claim.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q and the documents incorporated herein contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, or
industry  results,   to  be  materially   different  from  any  future  results,
performance or achievements expressed or implied by such forward-looking statements. When used in this Quarterly Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "plan," "intend," "may," "will," "expect," "believe," "could," "anticipate," "estimate," or "continue" or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

     During the first half of fiscal 2001, management became concerned by the slow progress being made by its warrantysuperstore.com business. Accordingly, alternative strategies for the Company were evaluated by the Board of Directors, including the acquisition of new business operations. As a result, on January 7, 2002 the Company entered into the StrandTek Transaction as previously reported. The transaction was expected to close during May 2002 but was contingent upon certain closing conditions, including the Company obtaining financing via an equity private placement. The closing conditions were not met and in June 2002, the Agreements were terminated by written agreement between the parties. In June 2002, management determined, in light of continuing operating losses, to discontinue its warranty and service contract business and to seek new business opportunities for the Company.

NEW BUSINESS OPPORTUNITIES

     Management has been exploring new business opportunities for the Company and is currently in discussion with an experienced management group with a view to taking the Company into the Biotech and/or medical sectors. A strategic plan is currently being developed by this management group, which may lead to the Company investing in Biotech and/or medical companies or becoming engaged in the business of developing and marketing one or more late stage proprietary drugs or medical devices. The management group may identify and acquire an existing company owning a drug or medical device that has been developed to late stage but is not yet available to the public. Alternatively, the ultimate strategic plan may be to acquire rights to such drugs or medical devices rather than acquiring their proprietors. In either case, the Company will need to recruit management, sales and technical personnel, incur development and marketing expenditures and locate an appropriate distribution network. Accordingly, it will be necessary for the Company to raise new capital in a Common Stock, preferred stock or debt offering. There can be no assurance that the Company will be able to acquire such new business or raise new capital or that the terms will be favorable to the Company.

RESULTS OF CONTINUING OPERATIONS

     The Company recognizes revenue from its warranty service contracts business over the life of contracts executed. Additionally, the Company amortizes the insurance premium expense and third party claims fees evenly over the life of these contracts.

Three Months Ended September 30, 2002 Compared To Three Months Ended September 30, 2001.

     The Company generated recognized revenues from the sale of extended warranties and service contracts via the Internet of $20,000 for the three months ended September 30, 2002 (three months ended September 30, 2001:
$33,000). The revenues generated in the quarter were derived entirely from revenues deferred over the life of contracts sold in prior periods. Similarly, direct costs incurred in the period relate to costs previously deferred over the life of such contracts.

     Selling, general and administration expenses decreased 40.2% to $231,000 for the three months ended September 30, 2002 as compared to $387,000 for the three months ended September 30, 2001. Costs generally were significantly lower as the Company wound down its operations and closed its office facilities in Texas in July 2002. One time employee termination and general closure costs totaling $143,000 were incurred in the quarter.

     Interest income decreased by $18,000 in the three months ended September 30, 2002 as compared to the corresponding period in 2001. Interest income from the StrandTek loans, accrued through July 31, 2002, was less than the interest income earned from investments in marketable securities in the prior year.

     For the reasons cited above, loss before discontinued operations and preferred dividends for the three months ended September 30, 2002 decreased by 39.5% to $219,000 from the comparable loss of $362,000 for the three months ended September 2001.

Nine Months Ended September 30, 2002 Compared To Nine Months Ended September 30, 2001.

     The Company generated recognized revenues from the sale of extended warranties and service contracts via the Internet of $63,000 for the nine months ended September 30, 2002 (nine months ended September 30, 2001: $65,000). The revenues generated in the period were derived almost entirely from revenues deferred over the life of contracts sold in prior periods. Similarly, direct costs incurred in the period relate to costs previously deferred over the life of such contracts.

     Selling, general and administration expenses decreased 30.9% to $808,000 for the nine months ended September 30, 2002 as compared to $1,169,000 for the nine months ended September 30, 2001. The cost reductions generally are due to the Company focusing on minimizing costs while the strategic future direction of the Company was determined. As described above, selling, general and administration expenses in the third quarter of the period were significantly lower, although one time employee termination and general closure costs totaling $143,000 were incurred in the nine months ended September 30, 2002. Year on year decreases in expenses were primarily payroll costs $190,000, advertising $104,000, technology $124,000 and depreciation $100,000.

     Interest income decreased by $18,000 in the nine months ended September 30, 2002 as compared to the corresponding period in 2001, interest income from the StrandTek loans being lower than the interest income received from investments in marketable securities in the nine months ended September 30, 2001.

     An impairment charge of $55,000 was recorded in June 2002 to adjust property and equipment to its net realizable value.

     For the reasons cited above, loss before discontinued operations and preferred dividends for the nine months ended September 30, 2002 decreased by 27.4% to $783,000 from the comparable loss of $1,079,000 for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated:
Nine Months Ended Sept 30, 2002 Sept 30, 2001 Cash used in Operating Activities $(472,556) $ (943,570)

  Cash provided by
  Investing Activities              256,035              997,558

  Cash provided by (used in)
  Financing activities              215,296             (15,677)

     The Company incurred a net loss of $783,439 before preferred stock dividends of $35,763 for the nine months ended September 30, 2002. Such losses adjusted for non-cash items such as depreciation, amortization and impairment charges of $71,498, deferred revenues (net of deferred acquisition costs) of ($19,577) and other non cash credits totaling $1,067 resulted in cash used in continuing operations totaling $472,556 for the nine months ended September 30, 2002, net of working capital movements.

     To meet its cash requirements during the nine months ended September 30, 2002 the Company relied on the proceeds of sale of the marketable securities held at December 31, 2001 ($1,503,374) and short term borrowings of $231,000.

     The Company has no contracted capital expenditure commitments in place. As of September 30, 2002, the Company had cash balances totaling $50,043. The Company will rely on its cash reserves and short-term loans to fund its operating commitments pending establishment or acquisition of new profitable operations. Additionally, the Company anticipates having available to it the proceeds of repayment of the short-term loans advanced to StrandTek during the quarter ended March 31, 2002 in the sum of $1,250,000 plus accrued interest of approximately $100,000.

INFLATION

     The Company does not believe that its operations have been materially influenced by inflation for the nine months ended September 30, 2002, a situation which is expected to continue for the foreseeable future.

                           CORNICHE GROUP INCORPORATED

                                     PART II

                                OTHER INFORMATION



     ITEM 1. LEGAL PROCEEDINGS

     As discussed in Notes 6 and 13 of the accompanying notes to the financial statements, StrandTek defaulted on the payment of $1,250,000 plus accrued interest due to the Company on July 31, 2002. The Company ceased accruing interest as of July 31, 2002 for financial statement purposes. As a result, on August 6, 2002, the Company filed a complaint in the Superior Court of New Jersey entitled Corniche Group Incorporated v StrandTek International, Inc., a Delaware corporation, StrandTek International, Inc., a Florida corporation, David M. Veltman, William G. Buckles Jr., Jerome Bauman and Jan Arnett. The complaint seeks recovery of the $1,250,000 loan, plus interest, costs and fees, and seeks recovery against the individual defendants pursuant to their partial guarantees. The Company has moved for partial summary judgment with respect to certain aspects of its complaint. The defendants filed an answer and counterclaim on November 1, 2002 disputing the validity of the amounts owed and seeking unspecified damages for, among other things, failure to obtain the financing that was a condition precedent to the transaction. The Company believes that the defenses are meritless and intends to vigorously pursue its claims against StrandTek and the guarantors. The case has just commenced, no discovery has taken place as yet, and there can be no assurances that the Company will prevail in its claims.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CORNICHE GROUP INCORPORATED (Registrant)



                                    By:  /s/    James J. Fyfe
                                        James J. Fyfe, Director
                                    Date:  November 19, 2002

                                  CERTIFICATION

I, James Fyfe, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Corniche Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002


/s/James Fyfe
-----------------------
Name: James Fyfe
Title: Chief Executive Officer of Corniche Group, Inc.