Form 10-K
period 2002-12-31
CORNICHE GROUP INC /DE
filed 2003-03-26
CIK 320017

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from ________ to ________

                         Commission file number: 0-10909

                           CORNICHE GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)

             Delaware                                    22-2343568
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

         330 South Service Road
               Suite 120
           Melville, New York                             11747
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:               (631) 574 4955

Securities registered pursuant to Section 12(b) of the Act:         None.
Securities registered pursuant to Section 12(g) of the Act:     Common Stock,
                                                              $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market price of the voting and nonvoting common equity held by non-affiliates of the Registrant as of February 28, 2003 was approximately $1.3 million. (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).

On February 28, 2003, 22,648,710 shares of the Registrant's common stock, par value $0.001 per share, were outstanding.

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

                                     PART I

ITEM 1. BUSINESS

Corniche  Group   Incorporated  ("the  Company")  was  a  provider  of  extended warranties and service contracts via the Internet at warrantysuperstore.com through June 30, 2002.

HISTORY

The Company was incorporated under the laws of the State of Delaware in September 1980 under the name Fidelity Medical Services, Inc. On July 28, 1983 the Company changed its name to Fidelity Medical, Inc. From its inception through March 1995, the Company was engaged in the development and sale of medical imaging products through a wholly owned subsidiary. As a result of a reverse merger on March 2, 1995 with Corniche Distribution Limited and its subsidiaries the Company was engaged in the retail sale and wholesale distribution of stationery and related office products in the United Kingdom. Effective March 25, 1995 the Company sold its medical imaging products subsidiary. On September 28, 1995 the Company changed its name to Corniche Group Incorporated. In February 1996, the Company's United Kingdom operations were placed in receivership by their creditors. Thereafter through March 1998 the Company was inactive. On March 4, 1998, the Company entered into a Stock Purchase Agreement with certain individuals (the "Initial Purchasers") whereby the Initial Purchasers acquired in aggregate 765,000 shares of a newly created Series B Convertible Redeemable Preferred Stock. Thereafter the Initial Purchasers endeavored to establish for the Company new business operations in the property and casualty specialty insurance and warranty/service contracts markets. On September 30, 1998 the Company acquired all of the capital stock of Stamford Insurance Company, Ltd. ("Stamford"). On April 30, 2001 the Company sold Stamford and is no longer involved in property and casualty specialty insurance.

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

DISCONTINUED OPERATIONS

Through April 2001 the Company operated a property and casualty reinsurance business through its wholly owned subsidiary, Stamford Insurance Company, Ltd. ("Stamford"). Stamford is chartered under the laws of, and is licensed to conduct business as an insurance company by, the Cayman Islands. Stamford provided reinsurance coverage for one domestic insurance company until the fourth quarter of 2000 when the relationship with the carrier was terminated. Stamford was not able to obtain any additional reinsurance relationships. In light of the inability of Stamford to write new business and difficulty in forecasting future claims losses in the run off of its prior reinsurance contract, on April 30, 2001, the Board of Directors of the Company approved the sale of Stamford to Butler Financial Solutions, LLC for a consideration totaling $372,000. In the six months ended June 30, 2001 the Company recorded a loss of approximately $479,000 on the sale of Stamford. The closing and transfer of funds was completed on July 6, 2001.

CURRENT BUSINESS OPERATIONS

The business of the Company today comprises the "run off" of its sale of extended warranties and service contracts via the Internet and the new business opportunity it is pursuing as described below under the sub-heading "Recent Developments".

WarrantySuperstore.com Internet Business

The Company's primary business focus, through June 2002, was the sale of extended warranties and service contracts over the Internet covering automotive, home, office, personal electronics, home appliances, computers and garden equipment. The Company offered its products and services in the United States in states that permit program marketers to be the obligor on service contracts. This represented approximately 38 states for automobile service contracts and most states for other product categories. While the Company managed most functions relating to its extended warranty and service contracts, it did not bear the economic risk to repair or replace products nor did it administer the claims function. The obligation to repair or replace products rested with the Company's appointed insurance carriers, Great American Insurance Company and American Home Shield. Great American Insurance Company provided contractual liability insurance covering the obligation to repair or replace products under the Company's automobile and consumer products extended warranties and service contracts and American Home Shield covered all home warranty contracts. The Company was responsible for the marketing, recording sales, collecting payment and reporting contract details and paying premiums to the insurance carriers. In addition the Company provided information to the insurance carriers' appointed claims administrators who handle all claims under the Company's contracts, including the payment of claims.

The Company commenced operations initially by marketing its extended warranty products directly to the consumer through its web site. During fiscal 2000 the Company developed enhanced proprietary software to facilitate more efficient processing and tracking of online warranty transactions. This provided the Company with the ability to deliver its products over the Internet through a number of distribution channels by enabling it to supply a number of different extended warranty service contracts on a co-branded or private label basis to corporations, by embedding the Company's suite of products on such corporations web sites. This new capability was launched in January 2001. It was anticipated that this would result in substantially reduced direct marketing costs for the years ending December 31, 2001 and thereafter. As a result the Company had four distinct distribution channels: (i) direct sales to consumers, (ii) co-branded distribution, (iii) private label distribution and (iv) manufacturer/retailer partnerships.

During the first half of fiscal 2001, management became concerned by the slow progress being made by its warrantysuperstore.com business. Accordingly, alternative strategies for the Company were evaluated by the Board of Directors, including the acquisition of new business operations. As a result the Company entered into the StrandTek Transaction but, as previously reported, the closing conditions were not met and the Agreements were terminated by written agreement between the parties. In June 2002, management determined, in light of continuing operating losses, to discontinue its warranty and service contract business and to seek new business opportunities for the Company.

RECENT DEVELOPMENTS

On February 6, 2003, the Company appointed Mark Weinreb as a member of the Board of Directors and as its President and Chief Executive Officer. The Company and Mr. Weinreb had been exploring business plans for the Company that may involve, under the name "Phase III Medical, Inc.", entering the medical sector by acquiring or participating in one or more biotech and/or medical companies or technologies, owning one or more drugs or medical devices that may or may not yet be available to the public, or acquiring rights to one or more of such drugs or medical devices or the royalty streams therefrom. Mr. Weinreb was appointed to finalize and execute the Company's new business plan. The Company will need to recruit management, business development and technical personnel, and develop its business model. Accordingly, it will be necessary for the Company to raise new capital. There can be no assurance that any such business plan developed by the Company will be successful, that the Company will be able to acquire such new business or rights or raise new capital, or that the terms of any transaction will be favorable to the Company.

RISK FACTORS

The risks described below are not the only risks facing the Company. Additional risks that the Company does not yet know of or that it currently thinks are immaterial may also impair its business operations. If any of the risks occur, its business strategy, financial condition or operating results could be adversely affected.

CORNICHE HAS A HISTORY OF OPERATING LOSSES AND A SUBSTANTIAL ACCUMULATED EARNINGS DEFICIT AND IT MAY CONTINUE TO INCUR LOSSES.

Since its inception in 1980, the Company has generated only limited revenues from sales and has incurred substantial net losses of approximately $1.2 million, $2.1 million and $2.1 million for the years ended December 31, 2002, 2001 and 2000 respectively. At December 31, 2002, the Company had an accumulated deficit of approximately $9.7 million. The Company expects to incur additional operating losses as well as negative cash flow from its new business operations.

THE COMPANY HAS LIQUIDITY PROBLEMS.

The Company has, as of the date hereof, only one asset in the form of notes receivable in the principal sum of $1,250,000 which is the subject of legal proceedings to recover. Recovery is being contested. While the Company recently was awarded partial summary judgment on its principal claims, no assurances can be given that the Company will be able to collect on any judgment obtained. The Company has effectively no cash and it had current liabilities totaling approximately $756,000, excluding accrued preferred stock dividends totaling $385,512, as of December 31, 2002. While approximately $524,000 of such liabilities have been deferred by written agreement dated February 6, 2003 against a pledge of the proceeds from the note receivable, the Company still has liabilities of approximately $232,000 currently due and no cash to settle them.

THE COMPANY WILL CONTINUE TO EXPERIENCE CASH OUTFLOWS.

The Company continues to incur expenses, including the salary of its new president, rent, legal and accounting fees, insurance and general administrative expenses. The Company's new business activities are in development stage and will therefore result in additional cash outflows in the coming period. While the Company commenced a $250,000 debt offering in March 2003 it will need additional equity to fund its current liabilities and its on-going cash needs for working capital and to develop its planned business operations. There can be no assurance that it will be successful in such debt offering or in raising additional equity or that such financing activities will generate sufficient funds to satisfy the Company's needs. Additionally, it is not possible at this time to state when the

Company will achieve a positive cash position, if at all.

THE COMPANY'S LIMITED OPERATING HISTORY MAY IMPAIR ITS ABILITY TO PLAN.

The Company's limited operating history in its planned business activities may hinder its ability to evaluate its business and entails risks that the Company may fail to adequately address business issues with which it has limited experience. There is no way to predict when, if ever, the Company will achieve profitability or positive cash flow.

BECAUSE OF ITS FINANCIAL POSITION, THERE IS SUBSTANTIAL DOUBT ABOUT ITS ABILITY TO OPERATE AS A GOING CONCERN.

The Company  has no cash  generating  revenues.  As of December  31,  2002,  the
Company had a capital deficiency of $823,895 and had a working capital deficiency of $1,081,843, excluding notes receivable from StrandTek. Although the Company recently raised $50,000 in a debt offering, those funds have been substantially spent and the Company's financial condition still raises substantial doubt about its ability to operate as a going concern.

THE COMPANY WILL NEED ADDITIONAL FINANCING AND IS UNCERTAIN OF ITS ACCESS TO CAPITAL FUNDING.

The Company's proposed new business will require substantial capital to identify and make alliances with one or more pharmaceutical and/or biotechnology companies based on the Company's current operating plan for its new business. In addition, the Company's cash requirements may vary materially from those now planned because of results in research, consulting with experts and modeling sales forecasts for the potential products of potential business partners.

RISKS RELATING TO THE COMPANY'S PROPOSED NEW BUSINESS:

THE COMPANY DOES NOT HAVE ANY BUSINESS PARTNERS TO DATE AND IS UNCERTAIN OF ITS FUTURE PROFITABILITY WITH ITS INTENDED VENTURE TO GENERATE REVENUES FROM SUCH RELATIONSHIPS.

The Company's ability to achieve profitability in its new business is dependent in part on the agreements, if any, entered into with business partners. There can be no assurance that such agreements will be entered into. The failure to enter into any such necessary agreements could delay or prevent the Company's new business from achieving profitability and would have a material adverse effect on the business, financial position and results of operations of the Company. Further, there can be no assurance that the Company's operations will become profitable even if the Company enters into agreements with business partners.

THERE ARE RISKS RELATING TO POTENTIAL CORPORATE COLLABORATIONS.

The Company's new business strategy includes identifying and partnering with various pharmaceutical and/or biotechnology companies who are developing a drug or medical device. There can be no assurance the Company will enter into any relationships with these business partners and, even if the Company does enter into such relationships, that the arrangements will be on favorable term or that our relationship will be successful. In some cases the Company will generate income from its relationship with these companies only after its potential business partners' product has achieved significant pre-clinical and/or clinical development, has procured requisite regulatory approvals and/or has established its manufacturing capabilities.

The Company's potential business partners' business strategy may include entering into collaborations or marketing and distribution arrangements with corporate partners for the development (including clinical development), commercialization, marketing and distribution of certain of their product candidates. The Company's potential business partners may be dependent on such corporate collaborations to fund clinical testing, to make certain regulatory filings and to manufacture and market products resulting from the collaboration. There can be no assurance that such arrangements with a corporate collaboration will be scientifically, clinically or commercially successful. In the event that any such arrangements are made and then terminated, such actions could adversely affect the Company's business partners' ability to develop, commercialize, market and distribute certain of their product candidates.

If the Company's potential business partners breach or terminate their agreements with the Company, or fail to develop or commercialize their products or fail to develop or commercialize their products in a timely manner, the development of their products may be adversely affected, and thus not create an economic benefit for the Company.

There can be no assurance that the Company's potential business partners will not change their strategic focus or pursue alternative technologies or develop alternative products either on their own or in collaboration with others. The Company's business will also be affected by the effectiveness of its potential business partners' corporate partners in marketing their products.

THERE ARE COMPANIES, UNIVERSITIES AND RESEARCH INSTITUTIONS THAT MAY BE RESEARCHING AND TRYING TO DEVELOP PRODUCTS THAT ARE SIMILAR TO THE PRODUCTS OF THE COMPANY'S POTENTIAL BUSINESS PARTNERS.

Competition in the medical, pharmaceutical and biotechnology industries, the sector in which the Company plans to establish new business operations, is intense. The Company's potential business partners may face competition from companies with far greater financial, marketing, technical and research resources, name recognition, distribution channels and market presence than the Company's potential business partners who are marketing existing products or developing new products that are similar to the products developed by the Company's potential business partners. There can be no assurance that the Company's potential business partners' products will be able to compete successfully with existing products or products under development by other companies, universities and other institutions.

THE COMPANY'S POTENTIAL BUSINESS PARTNERS MAY DEPEND ON THIRD PARTIES.

The Company's potential business partners may rely entirely on third parties for a variety of functions, including certain functions relating to research and development, manufacturing, clinical trials management, regulatory affairs and sales, marketing and distribution. There can be no assurance that the Company's potential business partners will be able to establish and maintain any of these relationships on acceptable terms or enter into these arrangements without undue delays or expenditures.

THERE ARE UNCERTAINTIES ASSOCIATED WITH PRE-CLINICAL AND CLINICAL TESTING.

The grant of regulatory approvals for the commercial sale of any of the Company's potential business partners' potential products will depend in part on the Company's potential business partners and/or their collaborators successfully conducting extensive pre-clinical and clinical testing to demonstrate their products safety and efficacy in humans. The results of pre-clinical studies by the Company's potential business partners and/or their collaborators may be inconclusive and may not be indicative of results that will be obtained in human clinical trials. In addition, results attained in early human clinical trials relating to the products under development by the Company's potential business partners may not be indicative of results that will be obtained in later clinical trials. As results of particular pre-clinical studies and clinical trials are received, the Company's potential business partners and/or their collaborators may abandon projects with which the Company assisted in developing which they might otherwise have believed to be promising.

The Company's potential business partners may be involved in developing drugs on which they plan to file investigational new drug applications ("INDs") with the FDA or make equivalent filings outside of the United

States. There can be no assurance that necessary pre-clinical studies on these products will be completed satisfactorily, if at all, or that the Company's potential business partners otherwise will be able to make their intended filings. Clinical testing is very expensive, and the Company's potential business partners and/or their collaborators will have to devote substantial resources for the cost of clinical trials.

The Company's potential business partners may have no experience in conducting clinical trials and may have to rely, in part, on academic institutions and on clinical research organizations to conduct and monitor certain clinical trials. There can be no assurance that such entities will conduct the clinical trials successfully.

Failure to commence or complete any planned clinical trials by the Company's potential business partners would have a material adverse effect on the Company's new business.

THE COMPANY'S POTENTIAL BUSINESS PARTNERS AND THEIR PRODUCTS WILL BE SUBJECT TO GOVERNMENT REGULATIONS AND THERE IS NO ASSURANCE OF REGULATORY APPROVAL.

The Company's potential business partners and their products will be subject to comprehensive regulation by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state, and local entities regulate, among other things, the pre-clinical and clinical testing, safety, effectiveness, approval, manufacture, labeling, marketing, export, storage, record keeping, advertising, and promotion of the Company's potential business partners' products.

The process of obtaining FDA approvals can be costly, time consuming, and subject to unanticipated delays and the Company's potential business partners may have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals. There can be no assurance that such approvals will be granted on a timely basis, or at all.

The Company's potential business partners may also be subject to numerous and varying foreign regulatory requirements governing the design and conduct of clinical trials and the managing and marketing of their products. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval.

There can be no assurance that the Company's potential business partners or their partners will qualify for regulatory approvals or receive necessary approvals to commercialize product candidates in any market. Delays in receipt of or failure to receive regulatory approvals, or the loss of previously received approvals, would have a material adverse effect on the Company's potential business partners' business, and therefore, on the Company's business.

COMPETITION

Competition in the medical, pharmaceutical and biotechnology industries, the sector in which the Company plans to establish new business operations, is intense. The Company's potential business partners may face competition from companies with far greater financial, marketing, technical and research resources, name recognition, distribution channels and market presence than the Company's potential business partners who are marketing existing products or developing new products that are similar to the products developed the Company's potential business partners. There can be no assurance that the Company's potential business partners' products will be able to compete successfully with existing products or products under development by other companies, universities and other institutions.

INTELLECTUAL PROPERTY

WARRANTYSUPERSTORE is a registered trademark in the United States. The Company's Internet business operated using proprietary software developed in-house.

EMPLOYEES

As of December 31, 2002, the Company had no employees. As of December 31, 2001, the Company employed three full-time personnel.

ITEM 2. PROPERTIES

Through July 31, 2002 the Company leased approximately 4,100 square feet of office space at 610 South Industrial Boulevard, Euless, Texas at an annual rental of approximately $51,144. The lease expired on July 31, 2002. On February 21, 2003 the Company leased approximately 200 square feet of serviced office space at 330 South Service Road, Suite 120, Melville, New York at an annual rental of $18,000. The lease is for a term of approximately 13 months, expiring March 31, 2004.

ITEM 3. LEGAL PROCEEDINGS

As discussed in Notes 4 and 13 of the accompanying notes to the financial statements, StrandTek defaulted on the payment of $1,250,000 plus accrued interest due to the Company on July 31, 2002. The Company ceased accruing interest as of July 31, 2002 for financial statement purposes. As a result, on August 6, 2002, the Company filed a complaint in the Superior Court of New Jersey entitled Corniche Group Incorporated v StrandTek International, Inc., a Delaware corporation, StrandTek International, Inc., a Florida corporation, David M. Veltman, William G. Buckles Jr., Jerome Bauman and Jan Arnett. The complaint seeks recovery of the $1,250,000 loan, plus interest, costs and fees, and seeks recovery against the individual defendants pursuant to their partial guarantees.

On or about November 1, 2002, the defendants filed an answer denying liability and asserting a counterclaim seeking unspecified damages. The theory of the defense and counterclaim were the same; defendants asserted that the Company had misrepresented its ability to raise the funds necessary to acquire StrandTek, and had promised not to enforce the personal guaranties. As a result, defendants claimed, the loans and guaranties are void and they should be entitled to damages caused by their alleged "taking StrandTek off the market" during the time period before the acquisition failed. The Company took the position that all of defendants' defenses, as well as their counterclaim, were invalid as a matter of law, and factually unsupportable in any event.

On February 28, 2003, the Court issued a ruling granting the Company partial summary judgment with respect to the principal aspects of its complaint. The Court rejected the defenses and agreed with the Company that it was entitled to judgment against StrandTek and the guarantors. The Company has now filed a second summary judgment motion to have final judgment entered for the exact amounts due from each defendant and to dismiss the defendants' counterclaims. This motion is presently scheduled to be heard on April 4, 2003.

No assurances can be given that StrandTek and/or the individual guarantors will not attempt to appeal the Court's grant of summary judgment, or that the Company will be able to collect on any judgment.

The Company is not aware of any material pending legal proceedings or claims against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information. The Company's common stock is traded on the OTC Bulletin Board under the symbol "CNGI." The following table sets forth the high and low bid prices of the Company's common stock for each quarterly period within the two most recent fiscal years and the most recent quarter, as reported by Nasdaq Trading and Market Services. On February 28, 2003, the closing bid price for the Company's common stock was $0.08. Information set forth in the table below represents prices between dealers in securities, does not include retail mark-ups, mark-downs, or commissions, and does not necessarily represent actual transactions.

      2002                                 High               Low

      First Quarter                       $0.68             $0.35
      Second Quarter                       0.37              0.06
      Third Quarter                        0.09              0.05
      Fourth Quarter                       0.10              0.04

      2001                                 High               Low

      First Quarter                       $0.63             $0.25
      Second Quarter                       0.49              0.20
      Third Quarter                        0.81              0.30
      Fourth Quarter                       0.73              0.35

(b) Holders. As of February 28, 2003, there were approximately 1,050 holders of record of the Company's common stock.

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

On January 29, 2002 notice was given that, pursuant to the Company's Restated Certificate of Incorporation, as amended, the Company has called for redemption and will redeem (the "Redemption") on the date of the closing of the StrandTek Transaction (the "Redemption Date"), all shares of the Company's Series A
Convertible Preferred Stock outstanding on that date at a redemption price of $1.05, plus accrued and unpaid dividends from July 1, 1995 through and including the Redemption Date of approximately $0.47 per share. The Redemption, among other financial, legal and business conditions, was a condition precedent to the closing of the StrandTek Transaction. Similarly, completion of the Redemption was subject to closing the StrandTek Transaction. Upon termination of the StrandTek Transaction, the Company rescinded the Notice of Redemption.

At December 31, 2002, 681,174 shares of Series A Preferred Stock were outstanding. If the preferred shareholders do not convert their shares into common stock, and if the Company were required to redeem any significant number of shares of Series A Preferred Stock, the Company's financial condition may be materially affected.

Recent Sales of Unregistered Securities

In September 2002, the Company sold to accredited investors five 60-day promissory notes in the principal sum of $25,000 each, resulting in net proceeds to the Company of $117,500, net of offering costs. The notes bear interest at 15% per annum payable at maturity. The terms of the notes include a default penalty pursuant to which if the notes are not paid on the due date, the holder shall have the option to purchase 25,000 (twenty five thousand) shares of the Company's common stock for an aggregate purchase price of $125. If the non payment continues for 30 days, then on the 30th day, and at the end of each successive 30-day period until the note is paid in full, the holder has the option to purchase an additional 25,000 (twenty five thousand) shares of the Company's common stock for an aggregate purchase price of $125. As of December 31, 2002 the Company had reserved 250,000 shares of the Company's common stock for issuance against exercise of the options granted pursuant to the default penalty. As of February 28, 2002, 150,000 of such options had been exercised resulting in net proceeds to the Company of $750 and because the notes remain unpaid, options to purchase an additional 250,000 shares at an aggregate purchase price of $1,250 have been granted pursuant to the default penalty.

In February 2003, the Company sold to accredited investors a series of 30-day promissory notes in the aggregate principal sum of $50,000. The notes bear interest at 20% per annum payable at maturity.

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


Statement of Operations:                         Year Ended      Year Ended      Year Ended     Year Ended     Nine Months
($'000 except net loss per share which is      December 31,    December 31,    December 31,   December 31,           Ended
stated in $)                                           2002            2001            2000           1999    December 31,
                                                                                                                      1998
Earned revenues                                      $   81         $   107         $    27        $    --          $   --

Direct costs                                             60              70              33             --              --

Gross profit                                             21              37              (6)            --              --

Operating loss                                       (1,149)         (1,606)         (2,516)        (1,023)           (344)

Loss before discontinued operations and
preferred dividends                                  (1,160)         (1,792)         (2,296)        (1,084)           (403)

Net loss attributable to common
stockholders                                         (1,208)         (2,081)         (2,075)        (1,170)           (448)

Basic and diluted earnings per share:

  Loss from continuing operations                     (0.05)          (0.08)          (0.16)         (0.16)          (0.07)
  Income (loss) from discontinued
    operations                                           --          (0.01)            0.02             --              --

Net loss attributable to common shareholders          (0.05)          (0.09)          (0.14)         (0.17)          (0.07)

Weighted average number of shares
outstanding                                      22,344,769      22,284,417      14,902,184      6,905,073       6,367,015

Balance Sheet Data:                                   As of           As of           As of          As of           As of
$'000                                          December 31,    December 31,    December 31,   December 31,    December 31,
                                                       2002            2001            2000           1999            1998

Working Capital                                     $   (82)        $ 1,085         $ 2,079        $ 3,192         $   541

Total Assets                                          1,183           1,836           3,757          4,905             750

Current Liabilities                                   1,141             489             458            868             138

(Accumulated Deficit)                                (9,694)         (8,486)         (6,397)        (4,302)         (3,077)

Total Stockholders' Equity/(Deficit)                   (824)            373           2,450          3,140            (324)

Selected Quarterly Financial Data

$'000                          Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
(except net loss per share       Ended      Ended      Ended      Ended      Ended      Ended      Ended      Ended
which is stated in$)          12/31/02    9/30/02    6/30/02    3/31/02   12/31/01    9/30/01    6/30/01    3/31/01

Earned Revenues                   $ 19       $ 20       $ 18       $ 24       $ 42       $ 33       $ 21       $ 11

Direct Costs                        13         14         14         19         17         31         15          7

Gross profit                         5          6          5          5         25          2          6          4

Operating Loss                    (357)      (225)      (201)      (366)      (449)      (386)      (353)      (418)

Net Loss Attributable to
Common Stockholders               (389)      (231)     *(246)      (342)     *(725)      (374)      (329)      (653)

Net loss per share                  --      (0.01)     (0.01)     (0.02)     (0.03)     (0.02)     (0.01)     (0.03)


* Includes write-off of unamortized capitalized software in fiscal 2001 of $305,333 and property and equipment impairment charges of $54,732 in fiscal 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto, included in Item 8 of this report, and is qualified in its entirety by reference thereto.

General

During the first half of fiscal 2001, management became concerned by the slow progress being made by its warrantysuperstore.com business. Accordingly, alternative strategies for the Company were evaluated by the Board of Directors, including the acquisition of new business operations. As a result, on January 7, 2002 the Company entered into the StrandTek Transaction as previously reported. Consummation of the StrandTek Transaction was conditioned upon certain closing conditions, including the Company obtaining financing via an equity private placement, which ultimately could not be met and as a result in June 2002, the Agreements were formally terminated by written agreement between the Company and StrandTek. Also in June 2002, management determined, in light of continuing operating losses, to discontinue its warranty and service contract business and to seek new business opportunities for the Company.

New Business Opportunities.

Management had been exploring new business opportunities for the Company and on February 6, 2003, the Company appointed Mark Weinreb as a member of the Board of Directors and as its President and Chief Executive Officer. The Company and Mr. Weinreb had been exploring business plans for the Company that may involve, under the name "Phase III Medical, Inc.", entering the medical sector by acquiring or participating in one or more biotech and/or medical companies or technologies, owning one or more drugs or medical devices that may or may not yet be available to the public, or acquiring rights to one or more of such drugs or medical devices or the royalty streams therefrom. Mr. Weinreb was appointed to finalize and execute the Company's new business plan. The Company will need to recruit management, business development and technical personnel, and develop its business model. Accordingly, it will be necessary for the Company to raise new capital. There can be no assurance that any such business plan developed by the Company will be successful, that the Company will be able to acquire such new business or rights or raise new capital, or that the terms of any transaction will be favorable to the Company.

Results of Continuing Operations

The Company's "Significant Accounting Policies" are described in Note 2 to the audited consolidated financial statements and notes thereto, included in Item 8 of this report. The Company recognizes revenue from its warranty service contracts ratably over the length of the contracts executed. Additionally, the Company purchased insurance to fully cover any losses under the service contracts from a domestic carrier. The insurance premium expense and other costs related to the sale are amortized ratably over the life of the contracts.

Fiscal 2002 compared to Fiscal 2001

The Company generated recognized revenues from the sale of extended warranties and service contracts via the Internet of $81,000 in fiscal 2002. The revenues generated in the year were derived almost entirely from revenues deferred over the life of the contracts sold in prior years. Similarly, direct costs of $61,000 incurred in fiscal 2002, relate to costs previously deferred over the life of such contracts. Revenues in fiscal 2001 totaled $225,000 of which $107,000 were recognized as earned revenues, the balance deferred over the life of the contracts sold. Direct costs in fiscal 2001 totaled $71,000.

General and administrative expenses totaled $912,000 during the year ended December 31, 2002 as compared to $1,643,000 for fiscal 2001, a decrease of $731,000 or 44.5%. Costs generally were significantly lower as the Company wound down its operations and closed its office facilities in Texas in July 2002. As a result, selling, general and administrative expenses in fiscal 2002 are not comparable to fiscal 2001 when the Company incurred operating expenses such as advertising and significantly higher payroll costs. One time employee termination and general closure costs totaling approximately $150,000 were incurred in fiscal 2002 and an impairment charge of $55,000 was recorded in June 2002 to adjust property and equipment to its net realizable value.

The Company provided an allowance for the unsecured, un-guaranteed note receivable from StrandTek of $250,000 plus accrued interest of $8,103.

Interest income decreased by $36,000 to $71,000 in fiscal 2002 as compared to fiscal 2001 because interest income from the StrandTek loans, accrued through July 31, 2002 was less than interest earned from investments in marketable securities in fiscal 2001. Interest expense increased from $6,000 in the year ended December 31, 2001 to $23,000 in fiscal 2002 primarily due to the short-term loans secured in September 2002 to fund the Company's operating expenses.

For the reasons cited above, net loss before preferred stock dividend decreased by 35.3% to $1,160,000 from the comparable loss of $1,792,000 for fiscal 2001.

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

General and administrative expenses totaled $1,643,000 during the year ended December 31, 2001 as compared to $2,510,000 for fiscal 2000, a decrease of $867,000 or 34.5%. The decrease is primarily due to a decrease in advertising costs ($1,027,000), offset by increases in professional fees ($166,000) and staff costs ($48,000). The reduction in advertising is due to the Company focusing on strategic partnerships and co-op advertising programs as compared to Internet banner advertising and media promotions. The increase in professional fees was due primarily to legal costs associated with the StrandTek Transaction and the additional staff cost was due to the hiring of a Marketing Manager in the second half of 2001.

As a result of the uncertainty over the future of the Company's extended warranty service contract business, the Company recorded an impairment charge of $305,333 in the fourth quarter of 2001. This charge represents the unamortized balance of capitalized software.

Interest income decreased by $29,000 for the fiscal year 2001 as compared to fiscal 2000. The decrease is primarily due to lower cash and cash investments balances in 2001 as a result of cash being applied to funding operating losses. Interest expense decreased from $10,000 in the year ended December 31, 2000 to $6,000 in fiscal 2001.

For the reasons cited above, loss before discontinued operations and preferred stock dividend decreased by 21.9% to $1,792,000 from the comparable loss of $2,296,000 for fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated:

                                          Twelve Months Ended
                                          -------------------

                               December 31, 2002      December 31, 2001

Cash provided by/(used in)
operating activities                 $ 1,005,376             $ (373,843)

Cash (used in)/provided by
investing activities                  (1,247,338)               362,939

Cash provided by (used in)
financing activities                     209,949                (23,432)

The Company incurred a net loss attributable to common stockholders of $1,208,000 in fiscal 2002. This loss adjusted for non-cash items such as depreciation, provision for note receivable and accrued interest and property and equipment impairment charges $330,000, deferred revenues (net of deferred acquisition costs) ($25,000), sale of marketable securities $1,503,000, preferred stock dividend accrual $48,000 and other non-cash items totaling $10,000, resulted in cash provided by operating activities totaling $1,005,000 for the year ended December 31, 2002, net of working capital movements of $347,000.

To meet its cash requirement during the twelve months ended December 31, 2002 the Company relied on the sale of marketable securities ($1,503,000) and the net proceeds from shareholder advances ($106,000) and the sale of promissory notes ($117,500) to fund the Company's operating expenses. The Company's liquidity position was hurt by the StrandTek loans advanced in the first quarter of fiscal 2002 and StrandTek's failure to repay them on the due date.

The Company has no contracted capital expenditure commitments in place. As of December 31, 2002 the Company had cash balances totaling $19,000. The Company will rely on its cash reserves and short-term loans to meet its cash needs pending an equity private placement to fund its new business operations until they become cash generative. In February 2003, the Company sold to "accredited investors" a series of 30-day promissory notes in the aggregate principal sum of $50,000. The notes bear interest at 20% per annum payable at maturity. Additionally, on February 6, 2003 the Company entered into a deferment agreement with three major creditors pursuant to which liabilities of approximately $524,000 in aggregate, were deferred, subject to the success of the Company's debt and equity financing efforts, until January 15, 2005, against a pledge of the loans advanced to StrandTek in the first quarter of fiscal 2002 in the sum of $1,250,000 plus accrued interest. The Company also anticipates having available to it the net proceeds of repayment of the StrandTek loans and the costs of collection. However, while the Company was recently awarded partial summary judgment on its claims against StrandTek, there can be no assurance that the Company will be able to collect on any judgment obtained.

In March 2003, the Company commenced a private placement to "accredited investors" to sell up to $250,000 in promissory notes (the "Notes") in $5,000 increments or multiples thereof, each bearing interest at 15% per annum and each due 6 months from the date issued (the "Maturity Date"). Principal will be payable at the Maturity Date and interest will be payable monthly in arrears. In the event that the Notes are not paid at the Maturity Date, the interest rate will increase to a default rate of 20% per annum. The Company will pay its placement agent an amount equal to 10% of the proceeds of the offering as commissions for the placement agent's services, in addition to reimbursement of the placement agent's expenses and indemnification against customary liabilities. The offering is a best efforts offering with no required minimum amount to be raised. If the full $250,000 is not raised, the Company's startup activities will be constrained. There can be no assurance that the offering will be successful.

Inflation

The Company does not believe that its operations have been materially influenced by inflation in the fiscal year ended December 31, 2002, a situation which is expected to continue for the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

This information is submitted in a separate section of this Report. See pages F-1, et. seq.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company engaged Weinick Sanders Leventhal & Co., LLP ("Weinick") as its independent accountants as of August 12, 1998. The Company had not consulted with Weinick regarding any matters or events set forth in Item 304(a)(2)(i) and
(ii) of Regulation S-K.

On May 7, 2001, the Company and Weinick terminated their client/auditor relationship. The reports of Weinick on the financial statements of the Company for the prior two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Company's Audit Committee and its Board of Directors participated in and approved the decision to terminate Weinick as independent auditors. In connection with its audits for the prior two fiscal years and through May 7, 2001, there were no disagreements with Weinick on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Weinick, would have caused Weinick to make reference thereto in its report on the financial statements for such years. During the prior two fiscal years and through May 7, 2001, there have been no "reportable events" as described in Item 304(a)(1)(v) of Regulation S-K.

The Company engaged Travis, Wolff & Company, L.L.P. ("Travis") as its new independent accountants as of May 7, 2001. Such appointment was approved by the Company's Audit Committee and its Board of Directors. During the two most recent fiscal years and through May 7, 2001, the Company has not consulted with Travis regarding any matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following table sets forth certain information regarding the directors and executive officers of the Company as of February 28, 2003:

Name                            Age            Position

Mark Weinreb                    50             Director, President & Chief
                                                 Executive Officer
James J. Fyfe (1)(2)            49             Director and Chairman of
                                                 the Board
Paul L. Harrison (1)(2)         41             Director

--------------------------------------------------------------------------------
(1)   Member of the Audit Committee
(2)   Member of the Compensation Committee

Mark Weinreb
Chief Executive Officer

Mr. Weinreb joined the Company on February 6, 2003 as a Director, Chief Executive Officer and President. In 1976, Mr. Weinreb joined Bio Health Laboratories, Inc. a state-of-the-art medical diagnostic laboratory providing clinical testing services for physicians, hospitals, and other medical laboratories. He progressed to become the laboratory administrator in 1978 and then an owner and the laboratory's COO in 1982. Here he oversaw all technical and business facets, including finance, laboratory science technology and all the additional support departments. He left Bio Health Labs in 1989 when he sold the business to a NYSE biotechnology company. In 1992, Mr. Weinreb founded Big City Bagels, Inc., a national chain of franchised upscale bagel bakeries and became Chairman and Chief Executive Officer. The company went public in 1995 and in 1999 he redirected the company and completed a merger with an Internet service provider. In 2000, Mr. Weinreb became the Chief Executive Officer of Jestertek, Inc. a 12-year old software development company pioneering gesture recognition and control using advanced inter-active proprietary video technology. In 2002, he left Jestertek after arranging additional financing. Mr. Weinreb received a Bachelor of Arts degree in 1975 from Northwestern University and a Master of Science degree in 1982 in Medical Biology, from C.W. Post, Long Island University.

James J. Fyfe
Director and Chairman of the Board

Mr. Fyfe is an independent business consultant who has served as a director of the Company since May 1995. He became Chairman of the Board in April 2000. From May 1995 until May 1998, Mr. Fyfe served as Vice President and Chief Operating Officer of the Company. Mr. Fyfe was a director of Machine Vision Holdings, Inc., an intelligent automation technology software company, from January 1998 to October 2001 and of Transmedia Asia Pacific, Inc., a member benefit loyalty marketing company, from October 1999 to August 2002. From August 1996 to August 1997, Mr. Fyfe was an outside director of Medical Laser Technologies, Inc.

Paul L. Harrison
Director

Mr. Harrison was elected as a director of the Company in June 2000. He has been a director of Transmedia Europe, Inc., a member benefit loyalty marketing company, since June 1996 and of Leopard Rock Capital Partners Limited, a United Kingdom based private investment bank, since April 2001. Mr. Harrison was also President, Principal Financial and Accounting Officer and Secretary of Transmedia Asia Pacific, Inc., also a member benefit loyalty marketing company, until October 1999.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid during the three years ended December 31, 2002 to the Company's Chief Executive Officer. No other executive officer of the Company earned in excess of $100,000 for services rendered during fiscal 2002.

                           Summary Compensation Table

                                                                  Annual          Long-Term              Other
                                                            Compensation       Compensation       Compensation

 Name and Principal Position            Notes     Fiscal          Salary      Options/SAR's          All other
                                                    Year                                          Compensation

 Robert F. Benoit                      (1)(2)       2002      $   33,077                 --           $ 27,000
 Chief Executive Officer                            2001         109,960                 --              6,000
 (Appointed March 1, 2000)                          2000          96,154             75,000              5,800

 Robert H. Hutchins                    (3)(4)       2002               -                 --                 --
 President and Principal Financial                  2001           5,496                 --                 --
 Officer                                            2000          85,000                 --              4,800

Notes:

(1) Fiscal 2002 relates to the period ended April 22, 2002, when Mr. Benoit left the Company.
(2) All other compensation comprises monthly automobile allowances totaling $2,000 and a compromise and settlement payment of $25,000 in fiscal 2002. All other compensation in fiscal 2001 and 2000 comprises monthly automobile allowances.
(3)   All other compensation comprises monthly automobile allowances.
(4) Fiscal 2001 relates to the period ended January 12, 2001, after Mr. Hutchins retired from the Company.

Options/SAR Grants in Last Fiscal Year

None

Employment Agreements

On February 6, 2003 Mr. Weinreb was appointed President and Chief Executive Officer of the Company and the Company entered into an employment agreement with Mr. Weinreb. The employment agreement has an initial term of three years, with automatic annual extensions unless terminated by the Company or Mr. Weinreb at least 90 days prior to an applicable anniversary date. The Company has agreed to pay Mr. Weinreb an annual salary of $180,000 for the initial year of the term, $198,000 for the second year of the term, and $217,800 for the third year of the term. In addition, he is entitled to an annual bonus in the amount of $20,000 for the initial year in the event, and concurrently on the date, that the Company has received debt and/or equity financing in the aggregate amount of at least $1,000,000 since the beginning of his service, and $20,000 for each subsequent year of the term, without condition.

In  addition,   the  Company,   pursuant  to  its  newly   adopted  2003  Equity
Participation Plan, entered into a Stock Option Agreement with Mr. Weinreb (the "Initial Option Agreement"). Under the Initial Option Agreement, the

Company granted Mr. Weinreb the right and option, exercisable for 10 years, to purchase up to 2,500,000 shares of the Company's common stock at an exercise price of $0.03 per share and otherwise upon the terms set forth in the Initial Option Agreement. In addition, in the event that the closing price of the Company's common stock equals or exceeds $0.50 per share for any five (5) consecutive trading days during the term of the employment agreement (whether during initial term or an annual extension), the Company has agreed to grant to Mr. Weinreb, on the day immediately following the end of the five (5) day period, an option for the purchase of an additional 2,500,000 shares of the Company's common stock for an exercise price of $0.50 per share, pursuant to the 2003 Equity Participation Plan and a Stock Option Agreement to be entered into between the Company and Mr. Weinreb containing substantially the same terms as the Initial Option Agreement, except for the exercise price and that the option would be treated as an "incentive stock option" for tax purposes only to the maximum extent permitted by law (the "Additional Option Agreement"). The Company has agreed to promptly file with the Securities and Exchange Commission a Registration Statement on Form S-8 (the "Registration Statement") pursuant to which the issuance of the shares covered by the 2003 Equity Participation Plan, as well as the resale of the common stock issuable upon exercise of the Initial Option Agreement, are registered. Additionally, the Company has agreed, following any grant under the Additional Option Agreement, to promptly file a post-effective amendment to the Registration Statement pursuant to which the common stock issuable upon exercise thereof shall be registered for resale. Mr. Weinreb has agreed that he will not resell publicly any shares of the Company's common stock obtained upon exercise of any Initial Agreement or the Additional Option Agreement prior to the first anniversary of the date of the employment agreement.

In connection with the hiring of Mr. Weinreb and the Company's anticipated new business line, the Company intends to call a meeting of stockholders: (1) to elect five directors (including Mr. Weinreb and, if he requests, a person designated by him); (2) to ratify the Company's 2003 Equity Participation Plan pursuant to which 15,000,000 shares of the Company's common stock are authorized to be issued; (3) to approve an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of common stock to 250,000,000; and (4) to approve a change of the Company's name to "Phase III Medical, Inc."

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

All directors are entitled to receive options to purchase 1,500 shares of common stock each May under the Company's 1992 Stock Option Plan for Directors. The Company deferred the grant of such options that otherwise would have been granted in May 2000, 2001 and 2002.

Section 16 - Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. These persons are required by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on our review of these reports and written representations furnished to us, we believe that in 2002 each of the reporting persons complied with these filing requirements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as to the number of shares of Common Stock beneficially owned, as of February 28, 2003, by (i) each beneficial owner of more than five percent of the outstanding Common Stock, (ii) each current named executive officer and director and (iii) all current executive officers and directors of the Company as a group. All shares are owned both beneficially and of record unless otherwise indicated. Unless otherwise indicated, the address of each beneficial owner is c/o Corniche Group Incorporated.

              Number and Percentage of Shares of Common Stock Owned

                                                                                         Percentage
                                                              # of Shares           of Common Stock
Name and Address of Beneficial Owner          Notes    Beneficially Owned   Beneficially Owned (See
                                                                                            Note 1)

Pictet & Cie Nominees
Cie 29 Blvd.                                                    2,670,000                     11.8%
Georges Favon 1204
Geneva Switzerland

Joel San Antonio
56 North Stanwich Road                                          3,752,500                     16.6%
Greenwich, CT 06831

Mark Weinreb                                    (2)             2,540,000                     10.1%

James J. Fyfe                                                     110,500                      0.5%

Paul L. Harrison                                (3)                 7,250                See Note 3

All current  directors  and officers
as a group (three persons)                      (2)             2,657,750                     10.6%

Notes:

(1) Based on 22,648,710 shares of common stock outstanding on February 28, 2003.
(2) Includes 2,500,000 currently exercisable options to purchase common stock.
(3) Less than 0.1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through November 2001 Warrantech Corporation ("Warrantech") acted as claims administrator for the Company's extended warranty and service contracts business and was paid administrative fees of $48,506 and $29,611 in fiscal 2001 and 2000 respectively. No administrative fees were paid in fiscal 2002. Joel San Antonio, a former Chairman of the Board of Directors of the Company and a principal stockholder of the Company, is also a significant stockholder and Chief Executive Officer, President and Chairman of the Board of Directors of Warrantech.

ITEM 14. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-K, the Chief Executive Officer and the Chairman of the Board acting as Chief Financial Officer, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or other factors that could significantly affect these disclosure controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are being filed as part of this Report:

(a)(1)   Financial Statements:

         Corniche Group Incorporated
         See "Index to Financial Statements" contained in Part II, Item 8

(a)(3)   Exhibits:

3      (a)  Certificate of Incorporation filed September 18, 1980 (1)          3
       (b)  Amendment to Certificate filed September 29, 1980 (1)              3
       (c)  Amendment to Certificate of Incorporation filed July 28,
              1983 (2)                                                      3(b)
       (d)  Amendment to Certificate of Incorporation filed
              February 10, 1984 (2)                                         3(d)
       (e)  Amendment to Certificate of Incorporation filed
              March 31, 1986 (3)                                            3(e)
       (f)  Amendment to Certificate of Incorporation filed
              March 23, 1987 (4)                                            3(g)
       (g)  Amendment to Certificate of Incorporation filed June 12,
              1990 (5)                                                       3.8
       (h)  Amendment to Certificate of Incorporation filed September 27,
              1991 (6)                                                       3.9
       (i)  Certificate of Designation filed November 12, 1994 (7)           3.8
       (j)  Amendment to Certificate of Incorporation filed September 28,
              1995 (9)                                                      3(j)
       (k)  Certificate of Designation for the Series B Preferred Stock
              dated May 18, 1998 (10)                                      C3(f)
       (l)  By-laws of the Corporation, as amended on April 25, 1991 (6)
       (m)  Amendment to Certificate of Incorporation dated May 18,
              1998 (10)                                                        A
4      (a)  Form of Underwriter's Warrant (6)                              4.9.1
       (b)  Form of Promissory Note - 1996 Offering (9)                     4(b)
       (c)  Form of Promissory Note - 1997 Offering (9)                     4(c)
       (d)  Form of Common Stock Purchase Warrant - 1996 Offering (9)       4(d)
       (e)  Form of Common Stock Purchase Warrant - 1997 Offering (9)       4(e)
10     (a)  1992 Stock Option Plan (8)                                         B
       (c)  Stock Purchase Agreement, dated as of March 4, 1998, between
              the Company and the Initial Purchasers named therein (10)        B
       (d)  1998 Employees Stock Option Plan (10)                              D
       (e)  Stock Contribution Exchange Agreement with Stranded
              International, Inc. dated January 7, 2002, as amended
              on February 11, 2002 (11)                                    10(o)
       (f)  Supplemental Disclosure Agreement to Stock Contribution
              Exchange Agreement with Stranded International, Inc.
              dated January 7, 2002 (11)                                   10(p)
       (g)  Employment Agreement dated as of February 6, 2003 by and
              between Corniche Group Incorporated and Mark Weinreb (12)     99.2
       (h)  Stock Option Agreement dated as of February 6, 2003 between
              Corniche Group Incorporated and Mark Weinreb (12)             99.3
       (i)  Corniche Group Incorporated 2003 Equity Participation
              Plan (12)                                                     99.4
       (j) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002 (13)                                                     99.1

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

(11) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's annual report on Form 10-K for the year ended December 31, 2001, which exhibit is incorporated here by reference.

(12) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of the Company on Form 8-K, dated February 6, 2003, which exhibit is incorporated here by reference.

(13)  Filed herewith.

Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the fourth quarter of fiscal 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CORNICHE GROUP INCORPORATED

                                          By: /s/ Mark Weinreb
                                              ----------------------------------
                                              Mark Weinreb, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signatures                        Title                        Date
----------                        -----                        ----

/s/ Mark Weinreb                  Director, President and
--------------------------        Chief Executive Officer      March 24, 2003
Mark Weinreb

/s/ James J. Fyfe                 Chairman of the Board        March 24, 2003
--------------------------        and Director
James J. Fyfe

/s/ Paul L. Harrison              Director                     March 24, 2003
--------------------------
Paul L. Harrison

                                  CERTIFICATION

I, Mark Weinreb, certify that:

1. I have reviewed this Annual Report on Form 10-K of Corniche Group, Incorporated;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's directors and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

      c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 24, 2003

/s/ Mark Weinreb
-----------------------
Name: Mark Weinreb
Title: Chief Executive Officer of Corniche Group, Inc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                           CORNICHE GROUP INCORPORATED

                                Table of Contents

--------------------------------------------------------------------------------
                                                                           Page
                                                                           -----
Report of Independent Certified Public Accountants -
  Travis, Wolff & Company, L.L.P.                                             1

Independent Auditors' Report - Weinick Sanders Leventhal & Co., LLP           2

Financial Statements:

      Consolidated Balance Sheets at December 31, 2002 and 2001               3

      Consolidated Statements of Operations
        Years Ended December 31, 2002, 2001 and 2000                          4

      Consolidated Statement of Stockholders' Equity (Deficit)
        Years Ended December 31, 2002, 2001 and 2000                          5

      Consolidated Statements of Cash Flows
        Years Ended December 31, 2002, 2001 and 2000                      6 - 7

      Notes to Consolidated Financial Statements                          8 - 26

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Corniche Group Incorporated
Euless, Texas

We have audited the accompanying consolidated balance sheets of Corniche Group Incorporated (the "Company") as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corniche Group Incorporated as of December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming Corniche Group Incorporated will continue as a going concern. As discussed in the accompanying notes to the consolidated financial statements, the Company sold its insurance subsidiary in July 2001. Additionally, the Company discontinued sales of its extended warranty service contracts through its web site in December 2001. Accordingly, the Company has no operations nor available means to finance its current expenses and with which to pay its current liabilities. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/TRAVIS WOLFF & COMPANY, L.L.P.

Dallas, Texas
March 11, 2003

[LOGO] WSL   WEINICK
               SANDERS                                             1375 Broadway
                 LEVENTHAL & CO., LLP                  NEW YORK, N.Y. 10018-7010
              ------------------------------------------------------------------
                   CERTIFIED PUBLIC ACCOUNTANTS                     212-869-3333
                                                                FAX 212-764-3060
                                                                   WWW.WSLCO.COM

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
Corniche Group Incorporated

We  have  audited  the  accompanying   consolidated  statements  of  operations,
redeemable preferred stock, common stock, other stockholders' equity and accumulated deficit, and cash flows for the year ended December 31, 2000 of Corniche Group Incorporated and Subsidiary. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the years ended December 31, 2000 of Corniche Group Incorporated and Subsidiary, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statements schedules for the years ended December 31, 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        /s/ WEINICK SANDERS LEVENTHAL & CO., LLP

New York, New York
February 8, 2001

                           CORNICHE GROUP INCORPORATED

                           Consolidated Balance Sheets

--------------------------------------------------------------------------------

                                                              December 31,
                                                       ------------------------
                                                          2002          2001
                                                       ----------    ----------
ASSETS
Current assets:
  Cash and cash equivalents                            $   19,255    $   51,268
  Marketable securities                                        --     1,503,374
  Notes receivable, net of allowance of $250,000        1,000,000            --
  Prepaid expenses and other current assets, net
    of allowanceof $8,103 in 2002                          40,094        19,734
                                                       ----------    ----------

    Total current assets                                1,059,349     1,574,376

Property and equipment, net                                    --        74,159

Deferred acquisition costs                                123,835       183,579

Other assets                                                   --         4,175
                                                       ----------    ----------

                                                       $1,183,184    $1,836,289
                                                       ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Dividends payable - preferred stock                  $  385,512    $  337,827
  Accounts payable                                        344,279        47,533
  Accrued expenses                                        157,806        83,084
  Stockholder advances                                    106,000            --
  Notes payable                                           125,000            --
  Current portion of long-term debt                        22,595        21,051
                                                       ----------    ----------

    Total current liabilities                           1,141,192       489,495

Unearned revenues                                         175,200       259,779

Long-term debt                                              9,513        32,108

Series A convertible preferred stock:
  $0.07 cumulative convertible preferred stock;
  liquidation value, $1.00 per share; authorized,
  1,000,000 shares; outstanding, 681,174 shares           681,174       681,174

Stockholders' equity (deficit):
  Preferred stock; authorized, 5,000,000 shares
    Series B convertible redeemable preferred stock,
    liquidation value, 10 shares of common stock per
    share, $.01 par value; authorized, 825,000
    shares; issued and outstanding, 10,000 shares
    at December 31, 2002 and 20,000 shares at
    December 31, 2001                                         100           200
  Common stock, $.001par value; authorized,
    75,000,000 shares; issued and outstanding,
    22,398,710 at December 31, 2002 and
    22,290,710 shares at December 31, 2001                 22,399        22,291
  Additional paid-in capital                            8,847,573     8,837,687
  Accumulated deficit                                  (9,693,967)   (8,486,445)
                                                       ----------    ----------

    Total stockholders' equity (deficit)                 (823,895)      373,733
                                                       ----------    ----------

                                                       $1,183,184    $1,836,289
                                                       ==========    ==========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           CORNICHE GROUP INCORPORATED

                      Consolidated Statements of Operations

----------------------------------------------------------------------------------------------

                                                               Years ended December 31,
                                                  --------------------------------------------
                                                      2002             2001           2000
                                                  ------------    ------------    ------------

Earned revenues                                   $     81,348    $    107,447    $     27,175

Direct costs                                           (60,565)        (70,674)        (33,339)
                                                  ------------    ------------    ------------
  Gross profit                                          20,783          36,773          (6,164)

Selling, general and administrative                   (911,950)     (1,642,874)     (2,510,492)
Provision for uncollectible note
  receivable and accrued interest                     (258,103)             --              --
                                                  ------------    ------------    ------------
    Operating loss                                  (1,149,270)     (1,606,101)     (2,516,656)

Other income (expense):
  Unrealized gain on marketable securities                  --          18,779          37,710
  Realized loss on marketable securities                (3,490)             --          56,307
  Property and equipment impairment charge             (54,732)             --              --
  Capitalized software impairment charge                    --        (305,333)             --
  Interest income                                       70,676         107,183         136,353
  Interest expense                                     (23,022)         (6,212)        (10,136)
                                                  ------------    ------------    ------------
                                                       (10,568)       (185,583)        220,234
                                                  ------------    ------------    ------------
Loss before discontinued
  operations and preferred dividend                 (1,159,838)     (1,791,684)     (2,296,422)

Discontinued operations:
  Income from operations                                    --         237,898         269,257
  Loss on disposal                                          --        (479,244)             --
                                                  ------------    ------------    ------------
                                                            --        (241,346)        269,257
                                                  ------------    ------------    ------------
Net loss                                            (1,159,838)     (2,033,030)     (2,027,165)
Preferred dividend                                     (47,684)        (47,684)        (48,211)
                                                  ------------    ------------    ------------
Net loss attributable to common stockholders      $ (1,207,522)   $ (2,080,714)   $ (2,075,376)
                                                  ============    ============    ============
Basic earnings per share
Loss before discontinued operations               $      (0.05)   $      (0.08)   $      (0.16)
Income (loss) from discontinued operations                  --           (0.01)           0.02
                                                  ------------    ------------    ------------
Net loss attributable to common stockholders      $      (0.05)   $      (0.09)   $      (0.14)
                                                  ============    ============    ============
Weighted average common shares outstanding          22,344,769      22,284,417      14,902,184
                                                  ============    ============    ============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           CORNICHE GROUP INCORPORATED

            Consolidated Statements of Stockholders' Equity (Deficit)

----------------------------------------------------------------------------------------------------------------------------------
                                          Series B
                                         Convertible
                                       Preferred Stock              Common Stock          Additional
                                     -------------------       ----------------------       Paid-in    Accumulated
                                      Shares      Amount         Shares       Amount        Capital       Deficit         Total
                                     -------     -------       ----------     -------      ----------   -----------    -----------

Balance at December 31, 1999        825,000    $     8,250     12,513,217   $    12,513    $7,421,944   $(4,330,355)   $ 3,112,352
  Issuance of common stock for
    cash, net of offering costs          --             --      1,676,250         1,676     1,205,094            --      1,206,770
  Issuance of common stock for
    services                             --             --         16,000            16        28,194            --         28,210
  Conversion of Series B
    convertible preferred stock
    into common stock              (805,000)        (8,050)     8,050,000         8,050            --            --             --
  Conversion of Series A
    convertible preferred stock
    into common stock                    --             --         24,743            25       175,257            --        175,282
  Compensatory effect of stock
    options                              --             --             --            --         2,667            --          2,667
  Series A convertible stock
    dividends                            --             --             --            --            --       (48,211)       (48,211)
  Net loss                               --             --             --            --            --    (2,027,165)    (2,027,165)
                                -----------    -----------    -----------   -----------   -----------   -----------    -----------

Balance at December 31, 2000         20,000    $       200     22,280,210   $    22,280    $8,833,156   $(6,405,731)   $ 2,449,905
  Issuance of common stock to
    directors                            --             --         10,500            11         4,531            --          4,542
  Series A convertible stock
    dividends                            --             --             --            --            --       (47,684)       (47,684)
  Net loss                               --             --             --            --            --    (2,033,030)    (2,033,030)
                                -----------    -----------    -----------   -----------   -----------   -----------    -----------
Balance at December 31, 2001         20,000    $       200     22,290,710   $    22,291    $8,837,687   $(8,486,445)   $   373,733
  Issuance of common stock
    to directors                         --             --          8,000             8         1,113            --          1,121
  Conversion of Series B
    convertible preferred
    stock into common stock         (10,000)          (100)       100,000           100            --            --             --
  Series A convertible stock
    dividends                            --             --             --            --            --       (47,684)       (47,684)
  Stock options granted with
    debt                                 --             --             --            --         8,773            --          8,773
  Net loss                               --             --             --            --            --    (1,159,838)    (1,159,838)
                                -----------    -----------    -----------   -----------   -----------   -----------    -----------
Balance at December 31, 2002         10,000    $       100     22,398,710   $    22,399     8,847,573    (9,693,967)   $  (823,895)
                                ===========    ===========    ===========   ===========   ===========   ===========    ===========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           CORNICHE GROUP INCORPORATED

                      Consolidated Statements of Cash Flows

-----------------------------------------------------------------------------------------------------
                                                                   Years ended December 31,
                                                         --------------------------------------------
                                                             2002             2001            2000
                                                         -----------      -----------     -----------
Cash flows from operating activities:
  Net loss                                               $(1,159,838)     $(2,033,030)    $(2,027,165)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
      Net income from discontinued operations
                                                                  --         (237,898)       (269,257)
      Loss on sale of subsidiary                                                                   --
                                                                  --          479,244
      Property and equipment impairment charge
                                                              54,732               --              --
      Capitalized software impairment charge                      --          305,333
      Common shares and Series B preferred
        shares issued and stock options granted
        for interest expense and for services
        rendered                                               9,894            4,542          30,877
      Depreciation                                            16,766          155,436         154,421
      Unearned revenues                                      (84,579)         144,971         104,093
      Deferred acquisition costs                              59,744         (106,629)        (70,572)
      Provision for uncollectible note receivable
        and accrued interest                                 258,103               --              --
      Changes in operating assets and liabilities:
        Marketable securities                              1,503,374          872,840         169,071
        Prepaid expenses and other current assets            (28,463)          55,557          (3,669)
      Other assets                                             4,175                -           8,350
      Accounts payable and accrued expenses                  371,468          (14,209)       (423,195)
                                                         -----------      -----------     -----------
    Net cash provided by (used in) operating
      activities                                           1,005,376         (373,843)     (2,327,046)

Cash flows from investing activities:
  Acquisition of property and equipment                       (1,133)          (9,061)        (25,285)
  Notes receivable advances                               (1,250,000)              --              --
  Proceeds from sale of property and equipment                 3,795               --              --
  Proceeds from sale of subsidiary                                                                 --
                                                                  --          372,000              --
                                                         -----------      -----------     -----------
    Net cash (used in) provided by investing
      activities                                          (1,247,338)         362,939         (25,285)

Cash flows from financing activities:
  Net proceeds from issuance of capital stock                     --               --       1,206,770
  Stockholder advances                                       106,000               --              --
  Net proceeds from notes payable                            125,000               --              --
  Repayment of long-term debt                                (21,051)         (23,432)        (23,459)
                                                         -----------      -----------     -----------
    Net cash provided by (used in) financing
      activities                                             209,949          (23,432)      1,183,311
                                                         -----------      -----------     -----------
Net decrease in cash and cash equivalents                    (32,013)         (34,336)     (1,169,020)

Cash and cash equivalents at beginning of year                51,268           85,604       1,254,624
                                                         -----------      -----------     -----------
Cash and cash equivalents at end of year                 $    19,255      $    51,268     $    85,604
                                                         ===========      ===========     ===========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           CORNICHE GROUP INCORPORATED

------------------------------------------------------------------------------

                                                   Years ended December 31,
                                                 -----------------------------
                                                  2002        2001      2000
                                                 -------    -------    -------
Supplemental disclosures of cash flow
  information:
  Cash paid during the year for:
    Income taxes                                 $   --     $    --    $     --
                                                 =======    =======    ========
    Interest                                     $ 8,804    $ 6,212    $ 10,136
                                                 =======    =======    ========

Supplemental schedule of non-cash investing
  and financing activities
  Issuance of preferred stock and common
    stock for services rendered                  $ 1,121    $ 4,542    $ 28,210
                                                 =======    =======    ========
  Compensatory element of stock options          $ 8,773    $    --    $  2,667
                                                 =======    =======    ========
  Net accrual of dividends on Series A
    preferred stock                              $47,684    $47,684    $ 48,211
                                                 =======    =======    ========
  Series A preferred stock and dividends
    thereon converted to common stock
    and additional paid-in capital
    upon conversion                              $    --    $    --    $175,282
                                                 =======    =======    ========

                 The accompanying notes are an integral part
                   of the consolidated financial statements.

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 1 - The Company

Corniche Group Incorporated (hereinafter referred to as the "Company" or "CGI") was incorporated in Delaware on September 18, 1980 under the name Fidelity Medical Services, Inc. From its inception through March 1995, the Company was engaged in the development, design, assembly, marketing, and sale of medical imaging products. As a result of a reverse merger with Corniche Distribution Limited and its Subsidiaries ("Corniche") the Company was engaged in the retail sale and wholesale distribution of stationery products and related office products, including office furniture, in the United Kingdom. Effective March 25, 1995, the Company sold its wholly-owned medical imaging products subsidiary. On September 28, 1995 the Company changed its name to Corniche Group Incorporated. In February 1996, the Company's United Kingdom operations were placed in receivership by their creditors. Thereafter, through May 1998, the Company had no activity. On March 4, 1998, the Company entered into a Stock Purchase Agreement ("Agreement"), approved by the Company's stockholders on May 18, 1998, with certain individuals (the "Initial Purchasers") whereby the Initial Purchasers acquired an aggregate of 765,000 shares of a newly created Series B Convertible Redeemable Preferred Stock, par value $0.01 per share. Thereafter the Initial Purchasers endeavored to establish for the Company new business operations in the property and casualty specialty insurance and the service contract markets. On September 30, 1998, the Company acquired all of the capital stock of Stamford Insurance Company, Ltd. ("Stamford") from Warrantech Corporation ("Warrantech") for $37,000 in cash in a transaction accounted for as a purchase. On April 30, 2001, the Company sold Stamford for a consideration of $372,000. During 2001, the Company recorded a loss of approximately $479,000 on the sale of Stamford. The closing was effective May 1, 2001 and transfer of funds was completed on July 6, 2001.

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 1 - The Company - (Continued)

At April 30, 2001, Stamford's total net assets consisted of the following:

         ASSETS:
           Cash and equivalents                         $  836,979
           Restricted cash                                 493,451
           Deferred acquisition costs                       56,074
           Licenses, net of accumulated
             amortization                                   15,150
                                                        ----------
                                                         1,401,654

         LIABILITIES:
           Current liabilities                              24,572
           Loss reserve                                     77,247
           Unearned premiums                               448,592
                                                        ----------
                                                           550,411
                                                        ----------
         Net assets                                     $  851,243
                                                        ==========

Cash and restricted cash of $1,072,431 were on deposit in a United States domestic bank at April 30, 2001.

On January 7, 2002, the Company entered into a Stock Contribution Exchange Agreement (the "Exchange Agreement") and a Supplemental Disclosure Agreement (together with the Exchange Agreement, the "Agreements") with Strandtek International, Inc., a Delaware corporation ("Strandtek"), certain of Strandtek's principal shareholders and certain non-shareholder loan holders of Strandtek (the "StrandTek Transaction"). The Exchange Agreement was amended on February 11, 2002. Had the transactions contemplated by the Agreements closed, StrandTek would have become a majority owned subsidiary of the Company and the former shareholders of StrandTek would have controlled the Company. Consummation of the StrandTek Transaction was conditioned upon a number of closing conditions, including the Company obtaining financing via an equity private placement, which ultimately could not be met and, as a result, the Agreements were formally terminated by the Company and StrandTek in June 2002. See Note 13.

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

--------------------------------------------------------------------------------
Note 2 - Summary of Significant Accounting Policies

(a) Basis of consolidation: The accompanying consolidated financial statements include the accounts of the Company and its subsidiary through April 30, 2001. All intercompany amounts and balances have been eliminated in consolidation.

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

(d) Concentrations of Credit-Risk: Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and marketable securities. The Company places its cash accounts with high credit quality financial institutions, which at times may be in excess of the FDIC insurance limit. The Company's marketable securities primarily comprised investments in U. S. Treasury Bills and Federal Home Loan Mortgage notes.

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

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

--------------------------------------------------------------------------------
Note 2 - Summary of Significant Accounting Policies

(h) Accounting for Long-Lived Assets: The Company adopted Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement retains the requirements of Statement 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. At December 31, 2001, the Company recognized as impaired, the book value of certain capitalized software costs resulting in an impairment charge of $305,333. During the quarter ended June 30, 2002, the Company recognized as impaired, the book value of property and equipment assets resulting in an impairment charge of $54,732.

(i) Advertising Costs: The Company expenses advertising costs as incurred. Advertising costs amounted to $107,117 and $1,133,987 for the years ended December 31, 2001, and 2000, respectively. There were no advertising costs in 2002.

(j) Earnings Per Share: The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented as it is anti-dilutive in all periods presented.

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

--------------------------------------------------------------------------------
Note 2 - Summary of Significant Accounting Policies - (Continued)

(k) Revenue Recognition: Stamford's reinsurance premiums are recognized on a pro rata basis over the policy term. The deferred policy acquisition costs are the net cost of acquiring new and renewal insurance contracts. These costs are charged to expense in proportion to net premium revenue recognized. The provisions for losses and loss-adjustment expenses include an amount determined from loss reports on individual cases and an amount based on past experience for losses incurred but not reported. Such liabilities are necessarily based on estimates, and while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings currently.

      The Company had sold via the Internet through partnerships and directly to consumers, extended warranty service contracts for seven major consumer products. The Company recognizes revenue ratably over the length of the contract. The Company purchased insurance to fully cover any losses under the service contracts from a domestic carrier. The insurance premium and other costs related to the sale are amortized over the life of the contract.

Note 3 - Property and Equipment

Property and equipment consisted of the following:

                                                            December 31,
                                                       ---------------------
                                                         2002         2001
                                                       --------    ---------

  Computer equipment                                   $     --     $131,014
  Furniture and fixtures                                     --       23,829
  Equipment under capital lease                              --       17,806
  Computer software                                     602,014      602,014
                                                       --------     --------
                                                             --      774,663

  Less:  Accumulated depreciation                       602,014      700,504
                                                       --------     --------

                                                       $     --     $ 74,159
                                                       ========     ========

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

--------------------------------------------------------------------------------
Note 4 - Notes Receivable

In January 2002, the Company advanced to StrandTek a loan of $1 million on an unsecured basis, which is personally guaranteed by certain of the principal shareholders of StrandTek and a further loan of $250,000 on February 19, 2002 on an unsecured basis. Such loans bear interest at 7% per annum and were due on July 31, 2002 following termination of the Agreements (as discussed in Note 1) in June 2002. StrandTek failed to pay the notes on the due date and the Company commenced legal proceedings against StrandTek and the guarantors to recover the principal, accrued interest and costs of recovery. The Company ceased accruing interest on July 31, 2002. Subsequent to July 31, 2002, the notes accrue interest at the default rate of 12% per annum. The Company has provided an allowance for the $250,000 unsecured loan and interest of $8,103 at December 31, 2002. See Note 13.

Note 5 - Accrued Expenses

Accrued expenses are as follows:

                                                            December 31,
                                                       ---------------------
                                                         2002         2001
                                                       --------    ---------

  Professional fees                                    $ 28,500     $37,730
  Director fees                                              --      12,500
  Payroll and related                                        --      13,850
  Travel and subsistence                                     --      15,000
  Interest on notes payable                               5,446          --
  Employment contract termination                       120,000          --
  Other                                                   3,860       4,004
                                                       ---------    -------

                                                       $157,806     $83,084
                                                       ========     =======

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

--------------------------------------------------------------------------------
Note 6 - Notes Payable

In September 2002, the Company sold to accredited investors five 60-day promissory notes in the principal sum of $25,000 each, resulting in net proceeds to the Company of $117,500, net of offering costs. The notes bear interest at 15% per annum payable at maturity. The notes include a default penalty pursuant to which if the notes are not paid on the due date the holder shall have the option to purchase twenty five thousand shares of the Company's common stock for an aggregate purchase price of $125. If the non payment continues for 30 days, then on the 30th day, and at the end of each successive 30-day period until the note is paid in full, the holder shall have the option to purchase an additional twenty five thousand shares of the Company's common stock for an aggregate purchase price of $125. At December 31, 2002, the Company had reserved 250,000 shares of the Company's common stock for issuance against exercise of the options granted pursuant to the default penalty and recognized $8,773 as a charge to interest expense. See Note 13.

Note 7 - Long-Term Debt

Long-term debt consists of the following:
                                                                December 31,
                                                           ---------------------
                                                            2002         2001
                                                           ------       -------

Capital lease obligations                                 $    --       $   343
Bank note payable in equal
  monthly installments of $2,043
  including interest at 8.75%                              32,108        52,816
                                                          -------       -------

                                                                         53,159
Less current maturities                                    22,595        21,051
                                                          -------       -------

                                                          $ 9,513       $32,108
                                                          =======       =======

The aggregate scheduled future maturities of the obligations are as follows:

                  Years Ending
                  December 31,
                  ------------
                      2003                  $22,595
                      2004                    9,513
                                            -------
                                            $32,108
                                            =======

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

--------------------------------------------------------------------------------
Note 8 - Series A Convertible Preferred Stock

In connection with the settlement of a securities class action litigation in 1994, the Company issued 1,000,000 shares of Series A $0.07 Convertible Preferred Stock (the "Series A Preferred Stock") with an aggregate value of $1,000,000. The following summarizes the terms of Series A Preferred Stock as more fully set forth in the Certificate of Designation. The Series A Preferred Stock has a liquidation value of $1 per share, is non-voting and convertible into common stock of the Company at a price of $5.20 per share. Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends of $0.07 per share, per year, payable semi-annually. The Series A Preferred Stock is callable by the Company at a price of $1.05 per share, plus accrued and unpaid dividends. In addition, if the closing price of the Company's common stock exceeds $13.80 per share for a period of 20 consecutive trade days, the Series A Preferred Stock is callable by the Company at a price equal to $0.01 per share, plus accrued and unpaid dividends.

The Certificate of Designation for the Series A Preferred Stock also states that at any time after December 1, 1999 the holders of the Series A Preferred Stocks may require the Company to redeem their shares of Series A Preferred Stock (if there are funds with which the Company may do so) at a price of $1.00 per share.

Notwithstanding any of the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. During the years ended December 31, 2000 and 1999, 128,880 and 18,711, respectively, shares of Series A Preferred Stock were converted into 24,743 and 3,586, respectively, shares of common stock. At December 31, 2002 and 2001, 681,174 shares of Series A Preferred Stock were outstanding, and accrued dividends on these outstanding shares were $385,512 and $337,827 respectively.

On January 29, 2002, notice was given that, pursuant to the Company's Restated Certificate of Incorporation, as amended, the Company called for redemption on the date of closing the StrandTek Transaction, all shares of Series A Preferred Stock outstanding on that date at a redemption price of $1.05, plus accrued and unpaid dividends of approximately $0.47 per share. The redemption, among other financial, legal and business conditions, was a condition of closing the StrandTek Transaction. Similarly, the redemption was subject to closing the StrandTek Transaction. Upon termination of the StrandTek Transaction, the Company rescinded the notice of redemption.

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

--------------------------------------------------------------------------------
Note 9 - Stockholders' Equity

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

      The Company incurred certain legal expenses of the Initial Purchasers equaling approximately $50,000 in connection with the transaction. In addition, the Company issued 50,000 shares of Series B Stock to a consultant as compensation valued at $5,000 for his assistance to the Company in the identification and review of business opportunities and this transaction and for his assistance in bringing the transaction to fruition. Additionally, the Company issued 10,000 shares of Series B Stock to James Fyfe as compensation valued at $1,000 for his work in bringing the transaction to fruition. These issuances diluted the voting rights of the then existing stockholders by approximately 57%.

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

      The holder of any share of Series B Convertible Redeemable Preferred Stock has the right, at such holder's option (but not if such share is called for redemption), exercisable after September 30, 2000, to convert such share into ten (10) fully paid and non-assessable shares of common stock (the "Conversion Rate"). The Conversion Rate is subject to adjustment as stipulated in the Agreement. Upon liquidation, the Series B Stock would be junior to the Company's Series A Preferred Stock and would share ratably with the common stock with respect to liquidating distributions. During the year ended December 31, 2000, holders of 805,000 shares of the Series B Preferred Stock converted their shares into 8,050,000 shares of the Company's common stock. During the year ended December 31, 2002, the holders of 10,000 shares of the Series B Preferred Stock

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

--------------------------------------------------------------------------------
Note 9 - Stockholders' Equity (Continued)

(a)   Series B Convertible Redeemable Preferred Stock:

      converted their shares into 100,000 shares of the Company's common stock.

      At December 31, 2002, 10,000 Series B Preferred Shares were issued and outstanding (2001 - 20,000 shares). The Company's right to repurchase or redeem shares of Series B Stock was eliminated in fiscal 1999 pursuant to the terms of the Agreement and the Certificate of Designation.

(b)   Common Stock:

      At the 2000 annual meeting, the stockholders approved an amendment increasing the authorized common stock to 75 million shares from 30 million shares. From January 1, 2000 through February 15, 2000, accredited investors purchased 1,676,250 shares of the Company's common stock for approximately $1,206,000, net of offering costs. The Company in 2000 issued 3,000 shares of its common stock whose fair value was $7,688 to a consultant for promotional activities.

      The Company also issued 13,000 shares of its common stock whose fair value was $20,522 to its past and present board members for director's fees from the second quarter of 1998 through the fourth quarter of 2000.

      The Company issued in 2001 10,500 shares of its common stock whose fair value was $4,542 and in 2002 8,000 shares of its common stock whose fair value was $1,121 to its board members for director's fees.

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

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

--------------------------------------------------------------------------------
Note 9 - Stockholders' Equity (Continued)

(c)   Warrants (Continued):

      The remaining warrants to acquire 91,933 common shares at exercise prices ranging from $3.20 to $8.10 per share were granted in March 1995 to
      certain  directors,   officers  and  employees  who  converted  previously
      outstanding stock options under the 1986 Plan into warrants on substantially the same terms as the previously held stock options, except the warrants were immediately vested. During fiscal 1999, warrants to acquire 22,308 common shares at prices ranging from $3.90 to $46.40 per share expired. During fiscal 2002, warrants to acquire 35,000 common shares at an exercise price of $27.50 per share expired. No warrants were exercised during any of the periods presented.

      A total of 44,000 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of December 31, 2002 at prices ranging from $3.20 to $8.10 and expiring through October 2004.

      At December 31, 2002, warrants for 34,625 shares of common stock were outstanding at exercise prices ranging from $3.20 to $8.10.

(d)   Stock Option Plans:

      The 1998 Employee Incentive Stock Option Plan provides for the granting of options to purchase shares of the Company's common stock to employees. Under the 1998 Plan, the maximum aggregate number of shares that may be issued under options is 300,000 shares of common stock. The aggregate fair market value (determined at the time the option is granted) of the shares for which incentive stock options are exercisable for the first time under the terms of the 1998 Plan by any eligible employee during any calendar year cannot exceed $100,000. Options are exercisable at the fair market value of the common stock on the date of grant and have five-year terms.

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

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

--------------------------------------------------------------------------------
Note 9 - Stockholders' Equity - (Continued)

(d)   Stock Option Plans: - continued

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

      Stock option activity under the 1992 and 1998 Stock Option Plans is as follows:

                                                                 Weighted
                                                                  Average
                                                  Number of      Exercise
                                                    Shares        Price
                                                  ----------     ---------
Balances at December 31, 1999                       128,000        $0.92
Granted                                             275,000         1.69
Cancelled                                                --           --
                                                    -------        ------
Balances at December 31, 2000                       403,000         1.45
Granted                                              75,000         0.37
Expired                                              (1,500)        0.31
Cancelled                                          (175,000)        1.23
                                                    -------        ------
Balances at December 31, 2001                       301,500         1.30
Granted                                                  --           --
Expired                                              (1,500)        0.41
Cancelled                                          (300,000)        1.31
                                                    -------        ------
Balances at December 31, 2002                            --        $  --
                                                    =======        ======

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

--------------------------------------------------------------------------------
Note 9 - Stockholders' Equity - (Continued)

(d)   Stock Option Plans: - continued


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

      Financial Accounting Standards Board Interpretation No. 44 is an interpretation of APB Opinion No. 25 and SFAS No. 123 which requires that effective July 1, 2000, all options issued to non-employees after January 12, 2000 be accounted for under the rules of SFAS No. 123. Options granted to non-employees after December 15, 1998 through January 12, 2000 are also required to follow SFAS No. 123 prospectively from July 1, 2000. The effect of adoption of the Interpretation was a charge to operations in 2000 of 2000 2002 2001 $2,667 and an increase in additional paid in capital in the same amount.

      Assuming the fair market value of the stock at the date of grant to be $.3125 per share in May 1996, $.40625 per share in May 1997, $.6875 in
      January 1999 and $1.00 per share in September 1999, $1.94 in June 2000 and $1.097 in September 2000, the life of the options to be from three to ten years, the expected volatility at 200%, expected dividends are none, and the risk-free interest rate of 10%, the Company would have recorded compensation expense of $43,593, $59,129 and $57,842, respectively, for the years ended December 31, 2002, 2001 and 2000 as calculated by the Black-Scholes option pricing model.

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

--------------------------------------------------------------------------------
Note 9 - Stockholders' Equity - (Continued)

(d)   Stock Option Plans: - continued

      As such, proforma net loss and net loss per share would be as follows:

                                           2002          2001           2000
                                      -----------    -----------    -----------
Net loss as reported                  $(1,159,838)   $(2,033,030)   $(2,027,165)
Additional compensation                   (43,593)       (59,129)       (57,842)
                                      -----------    -----------    -----------

Adjusted net loss                     $(1,203,431)   $(2,092,159)   $(2,085,007)
                                      ===========    ===========    ===========

Net loss per share as reported        $     (0.05)   $     (0.09)   $     (0.14)
                                      ===========    ===========    ===========

Adjusted net loss per share           $     (0.05)   $     (0.09)   $     (0.14)
                                      ===========    ===========    ===========

See Note 13.

Note 10 - Income Taxes

Deferred tax assets consisted of the following as of December 31:

                                        2002            2001          2000
                                     -----------    -----------    -----------
Net operating loss carryforwards     $ 2,068,000    $ 1,828,000    $ 1,416,000
Depreciation and amortization             62,000        126,000         48,000
Capital loss carryforward                166,000        166,000             --
Deferred revenue                          60,000         88,000             --
Deferred legal and other fees            158,000             --             --
Allowance for notes receivable            88,000
Other, net                                    --             --         14,000
                                     -----------    -----------    -----------

Net deferred tax assets                2,602,000      2,208,000      1,517,000
Deferred tax asset valuation
  allowance
                                      (2,602,000)    (2,208,000)    (1,517,000)
                                     -----------    -----------    -----------
                                     $        --    $        --    $        --
                                     ===========    ===========    ===========

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

--------------------------------------------------------------------------------
Note 10 - Income Taxes - (Continued)

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for each year summarized below:

                                                 2002        2001        2000
                                                 -----       -----       -----

Federal tax benefit at statutory rate           (34.0%)     (34.0%)     (34.0%)
Change in valuation allowance                    34.0%       33.0%       34.0%
Permanent difference                              --          1.0%         --
                                                 -----       -----       -----

Provision for income taxes                       0.00%       0.00%       0.00%
                                                 =====       =====       =====


The Tax Reform Act of 1986 enacted a complex set of rules limiting the utilization of net operating loss carryforwards to offset future taxable income following a corporate ownership change. The Company's ability to utilize its NOL carryforwards is limited following a change in ownership in excess of fifty percentage points during any three-year period.

Upon receipt of the proceeds from the last foreign purchasers of the Company's common stock in January 2000, common stock ownership changed in excess of 50% during the three-year period then ended. The utilization of the Company's net operating loss carryforwards at December 31, 2002 of approximately $6,100,000 has been limited by this ownership change. The future tax benefit of the net operating loss carryforwards aggregating approximately $2,068,000 at December 31, 2002 has been fully reserved as it is not more likely than not that the Company will be able to use the operating loss in the future.

Note 11 - Segment Information

Until April 30, 2001, the Company operated in two segments; as a reinsuror and as a seller of extended warranty service contracts through the Internet. The reinsurance segment has been discontinued with the sale of Stamford (see Note
1), and the Company's remaining operations are now one segment.

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

--------------------------------------------------------------------------------
Note 12 - Related Party Transactions

The Company processes claims on its warranty contracts through Warrantech Corporation (Warrantech), in which a principal shareholder of the Company is also a significant shareholder and Chief Executive Officer, President and Chairman of the Board of Directors. Warrantech receives an administration fee of $50 per contract for processing the claim. Total administrative fees paid to Warrantech in 2002, 2001 and 2000 totaled $0, $48,506 and $29,611, respectively.

Note 13 - Subsequent Events

(a)   New Business Operations:

      On February 6, 2003, the Company appointed Mark Weinreb as a member of the Board of Directors and as its President and Chief Executive Officer. The Company and Mr. Weinreb have been exploring business plans that may involve, under the name "Phase III Medical, Inc.", entering the medical sector by acquiring or participating in one or more biotech and/or medical companies or technologies, owning one or more drugs or medical devices that may or may not yet be available to the public, or acquiring one or more such drugs or medical devices or the royalty streams therefrom.

      Mr. Weinreb has been appointed to finalize and execute the Company's new business plan. The Company will need to recruit management, business development and technical personnel, and develop its business model. Accordingly, it will be necessary to raise new capital.

      To secure Mr. Weinreb's services as President and Chief Executive Officer, the Company entered into an employment agreement with Mr. Weinreb. The employment agreement has an initial term of three years, with automatic annual extensions unless terminated by the Company or Mr. Weinreb at least 90 days prior to an applicable anniversary date. The Company has agreed to pay Mr. Weinreb an annual salary of $180,000 for the initial year of the term, $198,000 for the second year of the term and $217,800 for the third year of the term. In addition, he is entitled to an annual bonus in the amount of $20,000 for the initial year in the event, and concurrently on the date, that the Company has received debt and/or equity financing in the aggregate amount of at least $1,000,000 since the beginning of his service. He is also to receive a bonus of $20,000 for each subsequent year of the term, without condition.

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

--------------------------------------------------------------------------------
Note 13 - Subsequent Events - (Continued)

(a)   New Business Operations: - continued

      In addition, the Company has adopted a 2003 Equity Participation Plan and pursuant to such plan entered into a Stock Option Agreement with Mr.
      Weinreb (the "Initial Option Agreement"). Under the Initial Option Agreement, the Company granted Mr. Weinreb the right and option, exercisable for 10 years, to purchase up to 2,500,000 shares of the Company's common stock at an exercise price of $0.03 per share.

      Additionally, in the event that the closing price of the Company's common stock equals or exceeds $0.50 per share for any five consecutive trading days during the term of the employment agreement (whether during the initial term or an annual extension), the Company has agreed to grant Mr. Weinreb, on the day immediately following the end of the five day period, an option to purchase an additional 2,500,000 shares of the Company's common stock at an exercise price of $0.50 per share, pursuant to the 2003 Equity Participation Plan.

      Mr. Weinreb has agreed that he will not sell any shares of the Company's common stock obtained upon exercise of the Initial Option Agreement or Additional Option Agreement prior to the first anniversary of the date of the employment agreement.

      In connection with the hiring of Mr. Weinreb and the Company's anticipated new business line, the Company intends to call a meeting of stockholders:
      (1) to elect five directors (including Mr. Weinreb and, if he requests, a person designated by him); (2) to ratify the Company's 2003 Equity Participation Plan pursuant to which 15,000,000 shares of the Company's common stock are authorized to be issued; (3) to approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock to 250,000,000; and (4) to approve a change of the Company's name to "Phase III Medical, Inc.".

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

--------------------------------------------------------------------------------
Note 13 - Subsequent Events - (Continued)

(b)   Private Placement of Promissory Notes:

      On February 11, 2003, the Company commenced a private placement offering to raise up to $100,000 in 30-day promissory notes in increments of $5,000 bearing interest at 20% per annum. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, are eligible to purchase these promissory notes. As of March 11, 2003, the Company had raised $50,000 through the sale of such promissory notes. The promissory notes are being offered to enable the Company to raise short-term funds to settle outstanding liabilities and meet operating expenses in connection with the commencement its new business plan.

      On February 6, 2003, the Company entered into a deferment agreement with three major creditors, a professional advisor, an ex-employee and a shareholder lender pursuant to which liabilities of approximately $523,887 in aggregate, were deferred, subject to the success of the Company's debt and equity financing efforts, until January 15, 2005, against a pledge of the StrandTek note receivable (see Note 4.). In addition, in consideration for the deferral, the Company agreed to issue 100,000 restricted shares of the Company's common stock.

(c)   Notes Receivable:

      As described in Note 4, StrandTek defaulted on the payment of $1,250,000 plus accrued interest due to the Company on July 31, 2002. As a result, on August 6, 2002, the Company filed a complaint in the Superior Court of New Jersey entitled Corniche Group Incorporated v StrandTek International, Inc., a Delaware corporation, StrandTek International, Inc., a Florida corporation, David M. Veltman, William G. Buckles Jr., Jerome Bauman and Jan Arnett. The complaint seeks recovery of the $1,250,000 loan, plus interest, costs and fees, and seeks recovery against the individual defendants pursuant to their partial guarantees.

                           CORNICHE GROUP INCORPORATED

                 Notes to the Consolidated Financial Statements

--------------------------------------------------------------------------------
Note 13 - Subsequent Events - (Continued)

(c)   Notes Receivable (Continued):

      On February 28, 2003, the Court issued a ruling granting the Company partial summary judgment with respect to the principal aspects of its complaint. The Court rejected the defenses of StrandTek and agreed with the Company that it was entitled to judgment against StrandTek and the guarantors. The Company has now filed a second summary judgment motion to have final judgment entered for the exact amounts due from each defendant and to dismiss defendants' counter claim. This motion is presently scheduled to be heard on April 4, 2003. No assurances can be given that StrandTek and/or the individual guarantors will not attempt to appeal the Court's grant of summary judgment, or that the Company will be able to collect on any judgment.

(d)   Stockholders' Equity:

      As described in Note 6, the Company granted purchasers of the Company's September 2002 60-day promissory notes, options to purchase shares of common stock if the Company defaulted on the payment of principal or interest on such promissory notes. In February 2003, two holders of such promissory notes exercised their options and purchased 150,000 shares of common stock resulting in net proceeds to the Company of $750.

(e)   Properties:

      On February 14, 2003, the Company leased approximately 200 square feet of serviced offices at 330 South Service Road, Suite 120, Melville, New York at an annual rental of $18,000. The lease is for a term of approximately 13 months expiring on March 31, 2004.