Form 10-Q
period 2003-03-31
CORNICHE GROUP INC /DE
filed 2003-05-15
CIK 320017

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

      For the Transition Period from to
                                        --------------- ------------------

                         Commission file number 0-10909

                           CORNICHE GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)

         DELAWARE                                              22-2343568
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

           330 SOUTH SERVICE ROAD, SUITE 120, MELVILLE, NEW YORK   11747
               (Address of principal executive offices)          (zip code)

Registrant's telephone number, including area code: 631-574-4955

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

            23,050,085 SHARES, $.001 PAR VALUE, AS OF APRIL 30, 2003

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                                    I N D E X

                                                                        Page No.
                                                                        --------
Part I - Financial Information:

Item 1.  Financial Statements (Unaudited):

         Balance Sheets
         At March 31, 2003 and December 31, 2002                               3

         Statements of Operations
         For the three months
         ended March 31, 2003 and 2002                                         4

         Statement of Stockholders' Deficit
         For the three months ended March 31, 2003                             5

         Statements of Cash Flows
         for the three months ended March 31, 2003
         and 2002                                                              6

         Notes to Financial Statements                                      7-11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of                                12-13
         Operations

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                                    14

Item 4.  Controls and Procedures                                              14

Part II - Other Information:

Item 1.  Legal Proceedings                                                    15

Item 6.  Exhibits and Reports on Form 8-K.                                    15

         Signatures                                                           15

                           CORNICHE GROUP INCORPORATED

                                 BALANCE SHEETS
                                   (Unaudited)

ASSETS

                                                      March 31,     December 31,
                                                        2003            2002
                                                      ---------     ------------
Current assets:
  Cash and equivalents                              $    14,877     $    19,255
  Notes receivable, net of allowance
    of $250,000                                       1,000,000       1,000,000
  Prepaid expenses and other current
    assets, net of allowance of $8,103                   46,100          40,094
                                                    -----------     -----------
      Total current assets                            1,060,977       1,059,349

Property and equipment, net                                 587              --
Deferred Acquisition Costs                              110,912         123,835
Other assets                                              3,000              --
                                                    -----------     -----------
                                                    $ 1,175,476     $ 1,183,184
                                                    ===========     ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Dividends payable - preferred stock               $   397,433     $   385,512
  Accounts payable                                      427,360         344,279
  Accrued liabilities                                   156,462         157,806
  Stockholder advances                                  106,000         106,000
  Notes payable                                         185,000         125,000
  Current portion of long-term debt                      23,093          22,595
                                                    -----------     -----------
      Total current liabilities                       1,295,348       1,141,192

Unearned revenues                                       157,196         175,200

Long-term debt                                            3,549           9,513

Series A Convertible Preferred Stock:
  $0.07 cumulative convertible
    preferred stock; liquidation value
      - $1.00 per share; authorized,
      1,000,000 shares; outstanding,
      681,174 shares                                    681,174         681,174

Stockholders' Deficit:
  Preferred stock;  authorized,
    5,000,000 shares Series B convertible
    redeemable preferred stock, liquidation
    value, 10 shares of common stock per
    share; $0.01 par value; authorized,
    825,000 shares; issued and outstanding,
    10,000 shares                                           100             100

Common stock, $.001 par value; authorized,
  75,000,000 shares; issued and
  outstanding, 22,650,085 shares
  at March 31, 2003 and
  22,398,710 shares at
  December 31, 2002                                      22,650          22,399
Additional paid-in capital                            8,864,327       8,847,573
Accumulated deficit                                 (9,848,868))     (9,693,967)
                                                    -----------     -----------
       Total stockholders' deficit                     (961,791)       (823,895)
                                                    -----------     -----------
                                                    $ 1,175,476     $ 1,183,184
                                                    ===========     ===========

                  See accompany notes to financial statements

                           CORNICHE GROUP INCORPORATED

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       2003             2002
                                                    -----------     ------------
Earned revenues                                     $    18,004     $    24,552

Direct costs                                            (12,923)        (19,370)
                                                    -----------     -----------

Gross profit                                              5,081           5,182

General and administrative
  expenses                                             (128,578)       (371,435)
                                                    -----------     -----------

Operating loss                                         (123,497)       (366,253)

Other income (expense):
  Realized loss on marketable securities                     --          (3,490)
  Interest income                                             4          41,020
  Interest expense                                      (19,487)         (1,119)
                                                    -----------     -----------
Total other income                                      (19,483)          36,411
                                                    -----------     -----------

Net loss                                               (142,980)       (329,842)

Preferred dividend                                      (11,921)        (11,921)
                                                    -----------     -----------

Net loss attributable to common stockholders        $  (154,901)    $  (341,763)
                                                    ===========     ===========

Net loss per common share                           $     (0.01)    $     (0.02)
                                                    ===========     ===========

Weighted average number of
common shares outstanding                            22,517,599      22,290,710
                                                    ===========     ===========

                 See accompanying notes to financial statements.

                           CORNICHE GROUP INCORPORATED

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (Unaudited)

                                    Series B
                                   Convertible
                                 Preferred Stock          Common Stock           Additional
                               ------------------      -------------------        Paid-In      Accumulated
                               Shares      Amount      Shares       Amount         Capital       Deficit         Total
                               ------      ------      ------       ------       ----------    -----------     ---------
Balance - January 1, 2003      10,000       $100     22,398,710     $22,399      $8,847,573    $(9,693,967)    $(823,895)

Issuance of common stock
   upon exercise of options        --         --        150,000         150             600             --           750

Issuance of common stock
   for services                    --         --        100,000         100           2,900             --         3,000

Issuance of common stock
   to directors                    --         --          1,375           1             123             --           124

Stock options granted
  with debt                        --         --             --          --          13,131             --        13,131

Series A Convertible
   Stock dividends                 --         --             --          --              --        (11,921)      (11,921)

Net loss                           --         --             --          --              --       (142,980)     (142,980)
                               ------       ----     ----------     -------      ----------    -----------     ---------
Balance-March 31, 2003         10,000       $100     22,650,085     $22,650      $8,864,327    $(9,848,868)    $(961,791)
                               ======       ====     ==========     =======      ==========    ===========     =========

                 See accompanying notes to financial statements.

                          CORNICHE GROUP INCORPORATED

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          For the Three
                                                           Months Ended
                                                            March 31,
                                                    -------------------------
                                                       2003           2002
                                                    ----------     ----------
Cash flows from operating activities:

Net loss                                            $(142,980)    $  (329,842)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Common shares issued and stock
 options granted for services rendered and
 interest expense                                      16,255             814
Depreciation and amortization                              --           8,936
Unearned revenues                                     (18,004)        (24,978)
Deferred acquisition costs                             12,923          18,252
Changes in operating asset and
 liability account balances:
Prepaid expenses and other current assets              (9,006)        (10,009)
Accounts payable                                       83,081         112,785
Accrued liabilities                                    (1,344)        (32,094)
                                                    ---------     -----------
Net cash used in operating activities                 (59,075)       (256,136)

Cash flows from investing activities:
(Increase) decrease in marketable securities               --       1,503,374
Notes receivable                                           --      (1,250,000)
Acquisition of property and equipment                    (587)         (1,134)
                                                    ---------     -----------
Net cash provided by (used in)
  investment activities                                  (587)        252,240

Cash flows from financing activities:
Issuance of common stock                                  750              --
Advances on notes payable                              60,000              --
Payment of capital lease obligations                       --            (343)
Repayment of long-term debt                            (5,466)         (5,009)
                                                    ---------     -----------
Net cash provided by (used in)
  financing activities                                 55,284          (5,352)
                                                    ---------     -----------
Net decrease in cash and cash equivalents              (4,378)         (9,248)

Cash and cash equivalents at
  beginning of period                                  19,255          51,268
                                                    ---------     -----------
Cash and cash equivalents at
  end of period                                     $  14,877     $    42,020
                                                    =========     ===========
Supplemental Disclosure of Cash
  Flow Information:

  Interest paid                                     $     663     $     1,119
                                                    =========     ===========
Supplemental Schedule of Non-cash Financing
  Activities:

  Series A Preferred Stock dividends                $  11,921     $    11,921
                                                    =========     ===========
  Issuance of common stock for services rendered    $   3,124     $       814
                                                    =========     ===========
  Stock options issued with debt                    $  13,131     $        --
                                                    =========     ===========

                 See accompanying notes to financial statements.

                           CORNICHE GROUP INCORPORATED

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY.

            Corniche  Group  Incorporated  ("the  Company")  was a  provider  of extended warranties and service contracts via the Internet at warrantysuperstore.com through June 30, 2002. In June 2002, management determined, in light of continuing operating losses, to discontinue its warranty and service contract business and to seek new business opportunities for the Company. On February 6, 2003, the Company appointed Mark Weinreb as a member of the Board of Directors and as its President and Chief Executive Officer. The Company and Mr. Weinreb have been exploring business plans for the Company that may involve, under the name "Phase III Medical, Inc.", entering the medical sector by acquiring or participating in one or more biotech and/or medical companies or technologies, owning one or more drugs or medical devices that may or may not yet be available to the public, or acquiring rights to one or more of such drugs or medical devices or the royalty streams therefrom. Mr. Weinreb was appointed to finalize and execute the Company's new business plan. The Company will need to recruit management, business development and technical personnel, and develop its business model. Accordingly, it will be necessary for the Company to raise new capital. There can be no assurance that any such business plan developed by the Company will be successful, that the Company will be able to acquire such new business or rights or raise new capital, or that the terms of any transaction will be favorable to the Company.

            The business of the Company today comprises the "run off" of its sale of extended warranties and service contracts via the Internet and the new business opportunity it is pursuing in the medical/bio-tech sector.

            The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed, the Company sold its insurance subsidiary in July 2001. Additionally, the Company discontinued sales of its extended warranty service contracts through its web site in December 2001. Accordingly, the Company has no operations nor available means to finance its current expenses and with which to pay its current liabilities. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - BASIS OF PRESENTATION.

            The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003, the results of operations for the three months ended March 31, 2003 and 2002 and the cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

            The December 31, 2002 balance sheet has been derived from the audited financial statements at that date included in the Company's Annual Report on Form 10-K. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

NOTE 3 - ACCOUNTING POLICIES.

            There were no changes in the Company's accounting policies during the quarter ended March 31, 2003.

NOTE 4 - NOTES RECEIVABLE.

            As previously reported, on January 7, 2002, the Company entered into a Stock Contribution Exchange Agreement (the "Exchange Agreement") and a Supplemental Disclosure Agreement (together with the Exchange Agreement, the "Agreements") with StrandTek International, Inc., a Delaware corporation ("StrandTek"), certain of StrandTek's principal shareholders and certain non-shareholder loan holders of StrandTek (the "StrandTek Transaction"). The Exchange Agreement was amended on February 11, 2002. Consummation of the StrandTek Transaction was conditioned upon a number of closing conditions which ultimately could not be met. As a result, the Agreements were formally terminated by the Company and StrandTek in June 2002.

            In January 2002, the Company advanced to StrandTek a loan of $1 million on an unsecured basis, which is personally guaranteed by certain of the principal shareholders of StrandTek and a further loan of $250,000 on February 19, 2002 on an unsecured basis. Such loans bear interest at 7% per annum and were due on July 31, 2002 following termination of the Agreements in June 2002.

NOTE 4 - NOTES RECEIVABLE (continued)

            StrandTek defaulted on the payment of $1,250,000 plus accrued interest due to the Company on July 31, 2002. As a result, on August 6, 2002, the Company filed a complaint in the Superior Court of New Jersey entitled Corniche Group Incorporated v StrandTek International, Inc., a Delaware corporation, StrandTek International, Inc., a Florida corporation, David M. Veltman, William G. Buckles Jr., Jerome Bauman and Jan Arnett. The complaint seeks recovery of the $1,250,000 loans, plus interest, costs and fees, and seeks recovery against the individual defendants pursuant to their partial guarantees. On February 28, 2003, the Court issued a ruling granting the Company partial summary judgment with respect to the principal aspects of its complaint. The Court rejected the defenses of StrandTek and agreed with the Company that it was entitled to judgment against StrandTek and the guarantors. On May 9, 2003, the Company was granted a second summary judgment motion to have final judgment entered for the exact amounts due from each defendant and to dismiss defendants' counterclaims. No assurances can be given that StrandTek and/or the individual guarantors will not attempt to appeal the Court's grant of summary judgment, or that the Company will be able to collect on any judgment. The Company has recently been informed that on April 16, 2003, Strandtek made an assignment for the benefit of its creditors, so that any collection on its judgment other than on the personal guarantees is highly unlikely.

            Since the $250,000 was unsecured and not guaranteed, the Company established an allowance of $250,000 at December 31, 2002.

NOTE 5 - PROPERTY AND EQUIPMENT.

            Property and equipment consists of the following:

                                                    March 31,   December 31,
                                                      2003          2002
                                                   ---------    ------------
     Computer equipment                            $     587     $      --
     Computer software                               602,014       602,014
                                                   ---------     ---------
                                                     602,601       602,014
     Less: Accumulated depreciation                 (602,014)     (602,014)
                                                   ---------     ---------
                                                   $     587     $      --
                                                   =========     =========

            Depreciation and amortization charged to operations was $0 and $8,936 for the three months ended March 31, 2003 and 2002, respectively.

NOTE 6 - NOTES PAYABLE.

            In September 2002, the Company sold to accredited investors five 60-day promissory notes in the principal sum of $25,000 each, resulting in net proceeds to the Company of $117,500, net of offering costs. The notes bear interest at 15% per annum payable at maturity. The notes include a default penalty pursuant to which if the notes are not paid on the due date the holder shall have the option to purchase twenty five thousand shares of the Company's common stock for an aggregate purchase price of $125. If the non payment continues for 30 days, then on the 30th day, and at the end of each successive 30-day period until the note is paid in full, the holder shall have the option to purchase an additional twenty five thousand shares of the Company's common stock for an aggregate purchase price of $125. During the quarter ended March 31, 2003, options for 150,000 shares were exercised by the note holders. At March 31, 2003, the Company had reserved 475,000 shares of the Company's common stock for issuance against exercise of the options granted pursuant to the default penalty.

            On February 11, 2003, the Company commenced a private placement offering to raise up to $100,000 in 30-day promissory notes in increments of $5,000 bearing interest at 20% per annum. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, were eligible to purchase these promissory notes. The Company raised $50,000 through the sale of such promissory notes.

            On March 17, 2003, the Company commenced a private placement offering to raise up to $250,000 in 6-month promissory notes in increments of $5,000 bearing interest at 15% per annum. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, are eligible to purchase these promissory notes. As of March 31, 2003 and May 10, 2003 the Company had raised $10,000 and $50,000, respectively, through the sale of such promissory notes.

NOTE 7 - LONG-TERM DEBT.

            Long-term debt consists of the following:

                                                   March 31,   December 31,
                                                     2003          2002
                                                   ---------   ------------

     Bank note payable in equal monthly
       installments  of $2,043 including
       interest at 8.75%                            $26,642       $32,108

       Less: current maturities                      23,093        22,595
                                                    -------       -------

                                                    $ 3,549       $ 9,513
                                                    =======       =======

NOTE 8 - SERIES "A" CONVERTIBLE REDEEMABLE PREFERRED STOCK.

            The Certificate of Designation for the Company's Series A Preferred Stock provides that at any time after December 1, 1999 any holder of Series A Preferred Stock may require the Company to redeem his shares of Series A Preferred Stock (if there are funds with which the Company may legally do so) at a price of $1.00 per share. Notwithstanding the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. The holders of Series A Preferred Stock may convert their Series A Preferred Stock into shares of Common Stock of the Company at a price of $5.20 per share. At March 31, 2003 and December 31, 2002, 681,174 shares of Series A Preferred Stock were outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY.

      (a) Common Stock:

            During the three months ended March 31, 2003, the Company issued 1,375 shares of its common stock whose fair value was $124 to its board members for director's fees.

            On February 6, 2003, the Company entered into a deferment agreement with three major creditors pursuant to which liabilities of approximately $523,887 in aggregate, were deferred, subject to the success of the Company's debt and equity financing efforts, until January 15, 2005, against a pledge of the StrandTek note receivable (see Note 4). In consideration for the deferral, the Company agreed to issue 100,000 restricted shares of the Company's common stock whose fair value was $3,000.

      (b) Warrants:

            The Company has issued common stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company. A total of 44,000 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of March 31, 2003 at prices ranging from $3.20 to $8.10 and expiring through October 2004.

      (c) Stock Options Plans:

            The Company has two stock option plans, the 1998 Employee Incentive Stock Option Plan and a 2003 Equity Participation Plan. The 1998 Employee Incentive Stock Option Plan provides for the grant of options to purchase shares of the Company's common stock to employees.

            Information with respect to options under the 1998 Stock Option Plan is summarized as follows:

                                             For the Three Months Ended
                                                   March 31, 2002
                                             --------------------------
                                               Shares          Prices
                                             ----------      ----------
      Outstanding at beginning
         of period                             301,500      $0.41 to $1.94
      Granted                                       --
      Expired                                       --
      Cancelled                                     --
                                               -------
      Outstanding at end
         of period                             301,500      $0.41 to $1.94
                                               =======

            All outstanding options were either cancelled or expired during 2002.

            In February 2003, the Company adopted a 2003 Equity Participation Plan and pursuant to such plan entered into a Stock Option Agreement with Mr. Weinreb, the Company's then newly appointed President and Chief Executive Officer (the "Initial Option Agreement"). Under the Initial Option Agreement, the Company granted Mr. Weinreb the right and option, exercisable for 10 years, to purchase up to 2,500,000 shares of the Company's common stock at an exercise price of $0.03 per share. Additionally, in the event that the closing price of the Company's common stock equals or exceeds $0.50 per share for any five consecutive trading days during the term of the employment agreement (whether during the initial term or an annual extension), the Company has agreed to grant Mr. Weinreb, on the day immediately following the end of the five day period, an option to purchase an additional 2,500,000 shares of the Company's common stock at an exercise price of $0.50 per share, pursuant to the 2003 Equity Participation Plan. Mr. Weinreb has agreed that he will not sell any shares of the Company's common stock obtained upon exercise of the Initial Option Agreement or Additional Option Agreement prior to the first anniversary of the date of the employment agreement.

            All options were granted at an exercise price equal to the fair value of the common stock at the grant date. Therefore, in accordance with the provisions of APB Opinion No. 25 related to fixed stock options, no compensation expense is recognized with respect to options granted or exercised. Under the alternative fair-value based method defined in SFAS No. 123, the fair value of all fixed stock options on the grant date would be recognized as expense over the vesting period. Assuming the fair value of the stock at the date of grant to be $.3125 per share in May 1996, $.40625 per share in May 1997, $.6875 in January 1999, $1.00 per share in September 1999, $1.94 in June 2000, $1.097 in September 2000 and $.03 in February 2003, the life of the options to be from three to ten years, the expected volatility at 200%, expected dividends are none, and the risk-free interest rate of 10% and 3.97%, the Company would have recorded compensation expense of $7,490 and $14,531 for the three months ended March 31, 2003 and 2002, respectively, as calculated by the Black-Scholes option pricing model.

      As such, pro-forma net loss and loss per share would be as follows:

                                             For the Three    For the Three
                                              Months Ended     Months Ended
                                             March 31, 2003   March 31, 2002
                                             --------------   --------------

      Net loss as reported                     $(142,980)       $(329,842)
      Additional compensation                     (7,490)         (14,531)
                                               ---------        ---------
      Adjusted net loss                        $(150,470)       $(344,373)
                                               =========        =========
      Loss per share as reported               $   (0.01)       $   (0.02)
                                               =========        =========
      Adjusted loss per share                  $   (0.01)       $   (0.02)
                                               =========        =========

NOTE 10 - INDUSTRY AND GEOGRAPHICAL SEGMENTAL INFORMATION.

            The Company's operations are currently in one segment, namely the sale of extended warranties and service contracts over the Internet. The Company's operations are conducted entirely in the United States.

NOTE 11 - SUBSEQUENT EVENTS.

      (a) Stockholders' Equity

            As described in Note 6, the Company granted purchasers of the Company's September 2002 60-day promissory notes, options to purchase shares of common stock if the Company defaulted on the payment of principal or interest on such promissory notes. In April 2003, two holders of such promissory notes exercised their options and purchased 400,000 shares of common stock resulting in net proceeds to the Company of $2,000.

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

GENERAL

In June 2002, in light of on-going operating losses, management determined that it was in the best interest of the Company to discontinue the Company's sale of extended warranties and service contracts business and to seek new business opportunities for the Company. On February 6, 2003, the Company appointed Mark Weinreb as a member of the Board of Directors and as its President and Chief Executive Officer. The Company and Mr. Weinreb have been exploring business plans for the Company that may involve, under the name "Phase III Medical, Inc.", entering the medical sector by acquiring or participating in one or more biotech and/or medical companies or technologies, owning one or more drugs or medical devices that may or may not yet be available to the public, or acquiring rights to one or more of such drugs or medical devices or the royalty streams therefrom. Mr. Weinreb was appointed to finalize and execute the Company's new business plan. The Company will need to recruit management, business development and technical personnel, and develop its business model. Accordingly, it will be necessary for the Company to raise new capital. There can be no assurance that any such business plan developed by the Company will be successful, that the Company will be able to acquire such new business or rights or raise new capital, or that the terms of any transaction will be favorable to the Company.

RESULTS OF OPERATIONS

The Company recognizes revenue from its warranty service contracts business over the life of contracts executed. Additionally, the Company purchased insurance to fully cover any losses under the service contracts from a domestic carrier. The insurance premium expense and other costs related to the sale are amortized ratably over the life of the contracts.

Three Months Ended March 31, 2003 Compared To Three Months Ended March 31, 2002.

The Company generated recognized revenues from the sale of extended warranties and service contracts via the Internet of $18,000 for the three months ended March 31, 2003 (three months ended March 31, 2002: $25,000). The revenues generated in the quarter were derived entirely from revenues deferred over the life of contracts sold in prior periods. Similarly, direct costs incurred in the period relate to costs previously deferred over the life of such contracts.

General and administration expenses decreased 65.4% to $129,000 for the three months ended March 31, 2003 as compared to

$371,000 for the three months ended March 31, 2002. The three months ended March 31, 2003 is not strictly comparable to the same period in the prior year because in the corresponding period in fiscal 2002 the Company was operating its warranty service contracts business from its office in Texas whereas in fiscal 2003 it has been endeavoring to establish new business operations in the medical sector as described above. Notwithstanding the foregoing, the decrease in general and administrative expenses of $242,000 is primarily due to a decrease in legal and professional fees $108,000, payroll $35,000, travel and subsistence $27,000, property costs $19,000 and information technology expenses $30,000 incurred in connection with the Company's extended warranties and service contracts business.

Interest income decreased by $41,000 in the three months ended March 31, 2003 as compared to the corresponding period in 2002 when interest income was generated from the StrandTek loans and from investment in marketable securities. Interest expense increased by $18,000 for the three months ended March 31, 2003 compared to 2002 primarily as a result of short-term loans secured in September 2002.

For the reasons cited above, net loss for the three months ended March 31, 2003 decreased by 56.7% to $143,000 from the comparable loss of $330,000 for the three months ended March 2002.

LIQUIDITY AND CAPITAL RESOURCES

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated:

                                                   Three Months Ended
                                             ------------------------------
                                             March 31, 2003  March 31, 2002
      Cash used in
      Operating Activities                      $(59,075)      $(256,136)

      Cash  (used  in)  provided
      by Investing Activities                       (587)        252,240

      Cash used in
      Financing activities                        55,284          (5,352)

The Company incurred a net loss of $142,980 for the three months ended March 31, 2003. Such losses adjusted for non-cash items such as deferred revenues (net of deferred acquisition costs) ($5,081) and other non cash credits totaling $16,255 resulted in cash used in operations totaling $59,075 for the three months ended March 31, 2003, net of working capital movements of $72,731.

To meet its cash requirement during the three months ended March 31, 2003, the Company relied on the net proceeds of sale of Promissory Notes, $60,000. The Company's liquidity position continues to be hurt by StrandTek's failure to repay loans advanced to them in the first quarter of fiscal 2002.

The Company has no contracted capital expenditure commitments in place. As of March 31, 2003, the Company had cash balances totaling $14,877. The Company will rely on its cash reserves and short-term loans to meet its cash needs pending an equity private placement to fund its new business operations until they become cash generative. Additionally, on February 6, 2003, the Company entered into a deferment agreement with three major creditors pursuant to which liabilities of approximately $524,000 in aggregate, were deferred, subject to the success of the Company's debt and equity financing efforts, until January 15, 2005, against a pledge of the loans advanced to StrandTek in the first quarter of fiscal 2002 in the sum of $1,250,000 plus accrued interest. While the Company was recently awarded summary judgment on its claims against StrandTek, there can be no assurance that the Company will be able to collect on any judgment obtained.

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

The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed, the Company sold its insurance subsidiary in July 2001. Additionally, the Company discontinued sales of its extended warranty service contracts through its web site in December 2001. Accordingly, the Company has no operations nor available means to finance its current expenses and with which to pay its current liabilities. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INFLATION

The Company does not believe that its operations have been materially influenced by inflation for the three months ended March 31, 2003, a situation which is expected to continue for the foreseeable future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

Item 4. CONTROLS AND PROCEDURES

      Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or other factors that could significantly affect these disclosure controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           CORNICHE GROUP INCORPORATED

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Corniche v. Strandtek

On May 9,  2003,  the Court  granted  the  Company's  motion  for final  summary
judgment  against  all  parties  on  all  claims,   and  dismissed   defendants'
counterclaims against the Company as a matter of law.

As a result of this ruling, final judgment will be entered against the two corporate defendants, Strandtek (Delaware) and Strandtek (Florida), for $1,415,622.02, plus post-judgment interest at 5% and an award of attorneys' fees and collection costs to be determined by the court if the parties are unable to agree on a reasonable figure.

Also, final judgment will be entered against each of the four guarantors (David Veltman, William Buckles, Jerome Baumann and Jan Arnett) for $291,405.50 ($250,000 plus 25% of the accrued unpaid interest of $165,622.02) together with post-judgment interest at 5%. The guarantors are not liable for any portion of the yet-to-be-determined attorneys' fees and collection costs.

After the Court's decision, the Company was informed that the corporate defendants had made an assignment to the benefit of creditors on April 16, 2003, and that its senior secured lender is undersecured. Accordingly, it is highly unlikely that the Company will recover on the judgment other than against the personal guarantors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

      Form 8-K dated February 6, 2003, reporting that the Company had appointed Mark Weinreb as its President, Chief Executive Officer and a member of the Board of Directors of the Company.

      Form 8-K dated February 28, 2003, reporting that the Company had been granted partial summary judgment in its litigation against Strandtek International, Inc.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        CORNICHE GROUP INCORPORATED (Registrant)

                        By: /s/ Mark Weinreb
                            ---------------------------------------------------
                            Mark Weinreb, President and Chief Executive Officer

                        Date: May 15, 2003

                                  CERTIFICATION

I, Mark Weinreb, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Corniche Group, Incorporated;

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

Date: May 15, 2003

/s/ Mark Weinreb
-----------------------------------
Name: Mark Weinreb
Title: Chief Executive Officer of Corniche Group, Inc.