Form 10-Q
period 2003-06-30
CORNICHE GROUP INC /DE
filed 2003-08-14
CIK 320017

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Transition Period from       to
                                        ---------------    ------------------

                         Commission file number 0-10909

                             PHASE III MEDICAL, INC.
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

                           CORNICHE GROUP INCORPORATED
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes    No  X
                                               ---    ---

             23,051,460 SHARES, $.001 PAR VALUE, AS OF JULY 25, 2003

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                                    I N D E X


                                                                               Page No.
Part I  - Financial Information:

         Item 1.             Financial Statements (Unaudited):

                             Balance Sheets
                             At June 30, 2003 and December 31, 2002               3


                             Statements of Operations
                             For the three and six months
                             ended June 30, 2003 and 2002                         4


                             Statement of Stockholders' Deficit
                             For the six months ended June 30, 2003               5


                             Statements of Cash Flows
                             for the six months ended June 30, 2003 and 2002      6

                             Notes to Financial Statements                     7-11


         Item 2.             Management's Discussion and Analysis of
                             Financial Condition and Results of Operations    12-13


         Item 3.             Quantitative and Qualitative  Disclosures About     14
                             Market Risk

         Item 4.             Controls and Procedures                             14

Part II - Other Information:

         Item 1.             Legal Proceedings                                   15

         Item 6.             Exhibits and Reports on Form 8-K.                   15

                             Signatures                                          15


     PHASE III MEDICAL, INC. (formerly known as Corniche Group Incorporated)

                                 BALANCE SHEETS
                                  (Unaudited)

ASSETS

                                                                            June 30,      December 31,
                                                                              2003            2002
                                                                      ---------------------------------
Current assets:
  Cash and equivalents                                                        $27,452          $19,255
  Notes receivable, net of allowance of $250,000                            1,000,000        1,000,000
  Prepaid expenses and other current assets, net
     of allowance of $8,103                                                    56,258           40,094
                                                                      ---------------------------------

        Total current assets                                                1,083,710        1,059,349

Property and equipment, net                                                     2,365                -
Deferred Acquisition Costs                                                     98,735          123,835
Other assets                                                                    3,000                -
                                                                      ---------------------------------

                                                                           $1,187,810       $1,183,184
                                                                      =================================
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Dividends payable - preferred stock                                        $409,354         $385,512
  Accounts payable                                                            516,213          344,279
  Accrued liabilities                                                         180,310          157,806
  Stockholder advances                                                        106,000          106,000
  Notes payable                                                               320,000          125,000
  Current portion of long-term debt                                            21,056           22,595
                                                                      ---------------------------------
        Total current liabilities                                           1,552,933        1,141,192

Unearned revenues                                                             140,191          175,200

Long-term debt                                                                      -            9,513

Series A Convertible Preferred Stock:
  $0.07 cumulative convertible preferred stock;
  liquidation value - $1.00 per share;
  authorized,  1,000,000 shares; outstanding,
  681,174 shares                                                              681,174          681,174


Stockholders' Deficit:
  Preferred stock;  authorized, 5,000,000 shares
    Series B convertible redeemable preferred stock,
    liquidation value, 10 shares of common stock per
    share; $0.01 par value; authorized, 825,000 shares;
    issued and outstanding, 10,000 shares                                         100              100

  Common stock, $.001 par value; authorized,
    75,000,000 shares; issued and outstanding,
    23,051,460 shares at June 30, 2003 and
    22,398,710 shares at December 31, 2002                                     23,052           22,399
  Additional paid-in capital                                                8,898,735        8,847,573
  Accumulated deficit                                                     (10,108,375)      (9,693,967)
                                                                      ---------------------------------

         Total stockholders' deficit                                       (1,186,488)        (823,895)
                                                                      ---------------------------------

                                                                           $1,187,810       $1,183,184
                                                                      =================================

See accompany notes to financial statements

     PHASE III MEDICAL, INC. (formerly known as Corniche Group Incorporated)


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended June 30,          Six Months Ended June 30,
                                                ------------------------------------------------------------------------
                                                           2003              2002              2003              2002
                                                ------------------------------------------------------------------------

Earned revenues                                           $17,005           $18,287           $35,009           $42,839

Direct costs                                              (12,177)          (13,694)          (25,100)          (33,064)
                                                ------------------------------------------------------------------------

Gross profit                                                4,828             4,593             9,909             9,775

Selling, general and administrative
  expenses                                               (209,490)         (205,526)         (338,068)         (576,961)
                                                ------------------------------------------------------------------------

Operating loss                                           (204,662)         (200,933)         (328,159)         (567,186)

Other income (expense):
  Realized loss on
   marketable securities                                        -                 -                 -            (3,490)
  Interest income                                               3            22,118                 7            63,138
  Interest expense                                        (42,927)           (1,009)          (62,414)           (2,128)
  Property and equipment impairment charge                      -           (54,732)                -           (54,732)
                                                ------------------------------------------------------------------------
                                                          (42,924)          (33,623)          (62,407)            2,788
                                                ------------------------------------------------------------------------

Net loss                                                 (247,586)         (234,556)         (390,566)         (564,398)

Preferred dividend                                        (11,921)          (11,921)          (23,842)          (23,842)
                                                ------------------------------------------------------------------------

Net loss attributable to common stockholders            $(259,507)        $(246,477)        $(414,408)        $(588,240)
                                                ========================================================================


Net loss per common share                                  $(0.01)           $(0.01)           $(0.02)           $(0.03)
                                                ========================================================================

Weighted average
  common shares outstanding                            22,597,777        22,293,335        22,584,172        22,292,015
                                                ========================================================================

                 See accompanying notes to financial statements.


     PHASE III MEDICAL, INC. (formerly known as Corniche Group Incorporated)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (Unaudited)

                                 Series B
                                Convertible
                              Preferred Stock      Common Stock
                              ---------------      ------------         Additional
                                                                         Paid-In       Accumulated
                              Shares  Amount     Shares     Amount       Capital         Deficit          Total
                             ------------------------------------------------------------------------ --------------

Balance - January 1, 2003     10,000     $100  22,398,710    $22,399      $8,847,573     $(9,693,967)     $(823,895)

Issuance of common stock
   upon exercise of options       --       --     550,000        550           2,200              --          2,750

Issuance of common stock
   for services                   --       --     100,000        100           2,900              --          3,000

Issuance of common stock
   to directors                   --       --       2,750          3             300              --            303

Stock options granted
  with debt                       --       --          --         --          45,762              --         45,762

Series A Convertible
  stock dividends                 --       --          --         --              --         (23,842)       (23,842)

Net loss                          --       --          --         --              --        (390,566)      (390,566)

                             ------------------------------------------------------------------------ --------------
Balance - June 30, 2003       10,000     $100  23,051,460    $23,052      $8,898,735    $(10,108,375)   $(1,186,488)
                             ======================================================================== ==============

                See accompanying notes to financial statements.

     PHASE III MEDICAL, INC. (formerly known as Corniche Group Incorporated)


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                               For the Six
                                                                               Months Ended
                                                                                 June 30,
                                                                      ------------------------------
                                                                              2003           2002
                                                                      ------------------------------

Cash flows from operating activities:
Net loss                                                                   $(390,566)     $(564,398)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Common shares issued and stock
  options granted for services rendered and
  interest expense                                                            49,065            999
Depreciation and amortization                                                    216         16,766
Property and equipment impairment charge                                           -         54,732
Unearned revenues                                                            (35,009)       (46,070)
Deferred acquisition costs                                                    25,100         32,508
Changes in operating asset and
  liability account balances:
Prepaid expenses and other current assets                                    (19,164)       (25,802)
Accounts payable                                                             171,934        211,794
Accrued liabilities                                                           22,504        (45,893)
                                                                      ------------------------------

Net cash used in operating activities                                       (175,920)      (365,364)

Cash flows from investing activities:
(Increase) decrease in marketable securities                                       -      1,503,374
Notes receivable                                                                   -     (1,250,000)
Acquisition of property and equipment                                         (2,581)        (1,134)
                                                                      ------------------------------
Net cash provided by (used in) investing activities                           (2,581)       252,240

Cash flows from financing activities:
Issuance of common stock                                                       2,750              -
Advances on notes payable                                                    195,000              -
Stockholder advances                                                               -         81,000
Payment of capital lease obligations                                          (1,539)          (343)
Repayment of long-term debt                                                   (9,513)       (10,129)
                                                                      ------------------------------
Net cash provided by financing activities                                    186,698         70,528
                                                                      ------------------------------

Net increase (decrease) in cash and cash equivalents                           8,197        (42,596)

Cash and cash equivalents at beginning of period                              19,255         51,268
                                                                      ------------------------------

Cash and cash equivalents at end of period                                   $27,452         $8,672
                                                                      ==============================

Supplemental  Disclosure of Cash Flow Information:

   Interest paid                                                              $2,712         $1,009
                                                                      ==============================

Supplemental Schedule of Non-cash Financing Activities:

  Series A Preferred Stock dividends                                         $23,842        $23,842
                                                                      ==============================

  Issuance of common stock for services rendered                              $3,303           $999
                                                                      ==============================
  Stock options issued with debt                                             $45,762             $-
                                                                      ==============================



                See accompanying notes to financial statements.

     PHASE III MEDICAL, INC. (formerly known as Corniche Group Incorporated)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY.

       On July 24, 2003, Corniche Group Incorporated changed its name to Phase III Medical, Inc. (the "Company"). The Company was a provider of extended warranties and service contracts via the Internet at warrantysuperstore.com through June 30, 2002. In June 2002, management determined, in light of continuing operating losses, to discontinue its warranty and service contract business and to seek new business opportunities for the Company. On February 6, 2003, the Company appointed Mark Weinreb as a member of the Board of Directors and as its President and Chief Executive Officer. The Company and Mr. Weinreb have been exploring business plans for the Company that may involve, under the name "Phase III Medical, Inc.", entering the medical sector by acquiring or participating in one or more biotech and/or medical companies or technologies, owning one or more drugs or medical devices that may or may not yet be available to the public, or acquiring rights to one or more of such drugs or medical devices or the royalty streams therefrom. Mr. Weinreb was appointed to finalize and execute the Company's new business plan. The Company will need to recruit management, business development and technical personnel, and develop its business model. Accordingly, it will be necessary for the Company to raise new capital. There can be no assurance that any such business plan developed by the Company will be successful, that the Company will be able to acquire such new business or rights or raise new capital, or that the terms of any transaction will be favorable to the Company.

       The business of the Company today comprises the "run off" of its sale of extended warranties and service contracts via the Internet and the new business opportunity it is pursuing in the medical/bio-tech sector.

       The Company's financial statements have been prepared assuming the Company will continue as a going concern. The Company discontinued sales of its extended warranty service contracts through its web site in June 2002. Accordingly, the Company has no operations nor available means to finance its current expenses and with which to pay its current liabilities. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - BASIS OF PRESENTATION.

        The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003, the results of operations for the three and six months ended June 30, 2003 and 2002 and the cash flows for the six months ended June 30, 2003 and 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

        The December 31, 2002 balance sheet has been derived from the audited financial statements at that date included in the Company's Annual Report on Form 10-K. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

NOTE 3 - ACCOUNTING POLICIES.

       There were no changes in the Company's accounting policies during the six months ended June 30, 2003.

NOTE 4 - NOTES RECEIVABLE.

       As previously reported, on January 7, 2002, the Company entered into a Stock Contribution Exchange Agreement (the "Agreement") with StrandTek International, Inc., a Delaware corporation ("StrandTek"), certain of StrandTek's principal shareholders and certain non-shareholder loan holders of StrandTek (the "StrandTek Transaction"). Consummation of the StrandTek Transaction was conditioned upon a number of closing conditions which ultimately could not be met. As a result, the Agreements were formally terminated by the Company and StrandTek in June 2002.

       In January 2002, the Company advanced to StrandTek a loan of $1 million on an unsecured basis, which is personally guaranteed by certain of the principal shareholders of StrandTek and a further loan of $250,000 on February 19, 2002 on an unsecured basis. Such loans bore interest at 7% per annum and were due on July 31, 2002 following termination of the Agreements in June 2002.

       StrandTek defaulted on the payment of $1,250,000 plus accrued interest due to the Company on July 31, 2002. As a result, on August 6, 2002, the Company filed a complaint in the Superior Court of New Jersey entitled Corniche Group Incorporated v StrandTek International, Inc., a Delaware corporation, StrandTek International, Inc., a Florida corporation, David M. Veltman, William G. Buckles Jr., Jerome Bauman and Jan Arnett. The complaint sought recovery of the $1,250,000 loans, plus interest, costs and fees, and sought recovery against the individual defendants pursuant to their partial guarantees. On May 9, 2003, the Company was granted a final judgment in the amount of $1,415,622.02 from each corporate defendant, in the amount of $291,405.50 against each individual defendant and dismissing defendants' counterclaims.

       Since the February 2002 loan of $250,000 was unsecured and not guaranteed, the Company established an allowance of $250,000 at December 31, 2002. No assurances can be given that the Company will be able to collect fully on the balance of the loans, even after the reserve. The Company was informed that on April 16, 2003, StrandTek made an assignment for the benefit of its creditors, so that any collection on its judgment other than on the personal guarantees is highly unlikely.

       On July 24, 2003 the Company entered into a Forbearance Agreement with personal guarantors Veltman and Buckles pursuant to which they made an on account payment of $50,000 each with a further on account payment of $75,000 each due on or before August 20, 2003 and additional payments of $50,000 each due by the 20th of each subsequent month with the final balance due being paid in December 2003. Additionally, each of Veltman and Buckles are to provide collateral to secure payment of their respective judgments. A similar forbearance agreement was reached with guarantor Arnett as of July 28, 2003, also against an on account payment of $50,000. The Company has agreed to forbear from taking further steps to exercise on the judgments entered against each of them in May 2003, subject to their adhering to the terms of the Forbearance Agreements.

NOTE 5 - PROPERTY AND EQUIPMENT.

    Property and equipment consists of the following:


                                   June 31,     December 31,
                                     2003            2002
                                  --------------------------
Computer equipment                    $2,581             $-
Computer software                    602,014        602,014
                                  --------------------------
                                     604,595        602,014
Less:  Accumulated depreciation     (602,230)      (602,014)
                                  --------------------------
                                      $2,365             $-
                                  ==========================


        Depreciation and amortization charged to operations was $216 and $7,830 for the three months ended June 30, 2003 and 2002, respectively and $216 and $16,766 for the six months ended June 30, 2003 and 2002, respectively. An impairment charge of $54,732 was recorded in June 2002 to record property and equipment at its net realizable value.

NOTE 6 - NOTES PAYABLE.

       In September 2002, the Company sold to accredited investors five 60-day promissory notes in the principal sum of $25,000 each, resulting in net proceeds to the Company of $117,500, net of offering costs. The notes bear interest at 15% per annum payable at maturity. The notes include a default penalty pursuant to which if the notes are not paid on the due date the holder shall have the option to purchase twenty five thousand shares of the Company's common stock for an aggregate purchase price of $125. If the non payment continues for 30 days, then on the 30th day, and at the end of each successive 30-day period until the note is paid in full, the holder shall have the option to purchase an additional twenty five thousand shares of the Company's common stock for an aggregate purchase price of $125. During the six months ended June 30, 2003, options for 550,000 shares were exercised by the note holders. At June 30, 2003, the Company had reserved 450,000 shares of the Company's common stock for issuance against exercise of the options granted pursuant to the default penalty.

       On February 11, 2003, the Company commenced a private placement offering to raise up to $100,000 in 30-day promissory notes in increments of $5,000 bearing interest at 20% per annum. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, were eligible to purchase these promissory notes. The Company raised $50,000 through the sale of such promissory notes, resulting in net proceeds to the Company of $45,000, net of offering costs. The Company has since repaid $5,000 of such promissory notes and the balance of $45,000 remains outstanding and past due together with accrued interest.

       On March 17, 2003, the Company commenced a private placement offering to raise up to $250,000 in 6-month promissory notes in increments of $5,000 bearing interest at 15% per annum. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, are eligible to purchase these promissory notes. As of June 30, 2003 and July 25, 2003 the Company had raised $150,000 and $190,000, respectively, through the sale of such promissory notes, resulting in net proceeds to the Company of $135,000, and $171,000 net of offering costs.

NOTE 7 - LONG-TERM DEBT.

        Long-term debt consists of the following:


                                                            June 30,         December 31,
                                                              2003              2002
                                                        -----------------  ----------------


   Bank note payable in equal monthly installments of
    $2,043 including interest at 8.75%                 $          21,056  $         32,108

     Less: current maturities                                     21,056            22,595
                                                        -----------------  ----------------

                                                       $               -  $          9,513
                                                        =================  ================


NOTE 8 - SERIES "A" CONVERTIBLE REDEEMABLE PREFERRED STOCK.

       The Certificate of Designation for the Company's Series A Preferred Stock provides that at any time after December 1, 1999 any holder of Series A Preferred Stock may require the Company to redeem his shares of Series A Preferred Stock (if there are funds with which the Company may legally do so) at a price of $1.00 per share. Notwithstanding the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. The holders of Series A Preferred Stock may convert their Series A Preferred Stock into shares of Common Stock of the Company at a price of $5.20 per share. At June 30, 2003 and December 31, 2002, 681,174 shares of Series A Preferred Stock were outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY.

   (a) Common Stock:

       During the six months ended June 30, 2003, the Company issued 2,750 shares of its common stock whose fair value was $303 to its board members for director's fees.

       On February 6, 2003, the Company entered into a deferment agreement with three major creditors pursuant to which liabilities of approximately $523,887 in aggregate, were deferred, subject to the success of the Company's debt and equity financing efforts, until January 15, 2005, against a pledge of the StrandTek note receivable (see Note 4). In consideration for the deferral, the Company agreed to issue 100,000 restricted shares of the Company's common stock whose fair value was $3,000. Amounts received from the StrandTek guarantors will be used to repay these liabilities.

    (b) Warrants:

        The Company has issued common stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company. A total of 44,000 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of June 30, 2003 at prices ranging from $3.20 to $8.10 and expiring through October 2004.

    (c) Stock Option Plans:

       The Company has two stock option plans, the 1998 Employee Incentive Stock Option Plan and the 2003 Equity Participation Plan. The 1998 Employee Incentive Stock Option Plan provided for the grant of options to purchase shares of the Company's common stock to employees. The 1998 Employee Incentive Stock Option Plan has been superceded by the 2003 Equity Participation Plan.

        Information with respect to options under the 1998 Stock Option Plan is summarized as follows:

                                                    For the Six Months Ended
                                                          June 30, 2002
                                                 -----------------------------
                                                     Shares         Prices
                                                 -------------- --------------

              Outstanding at beginning of period     301,500      $0.41 to $1.94

              Granted                                      -
              Expired                                 (1,500)              $0.41
              Cancelled                                    -
                                                 --------------
              Outstanding at end of period          300,000      $0.69 to $1.94
                                                 ==============


       All outstanding options under the 1998 Employee Incentive Stock Option Plan were either cancelled or expired during 2002.

       In February 2003, the Company adopted the 2003 Equity Participation Plan, which was approved by stockholders at the Company's Annual Meeting on July 24, 2003. Under this plan, the Company has reserved 15,000,000 shares of common stock for the grant of incentive stock options and non-statutory stock options to employees and non-employee directors, consultants and advisors.

       Information with respect to options under the 2003 Equity Participation Plan is summarized as follows:

                                                    For the Six Months Ended
                                                          June 30, 2003
                                                 -----------------------------
                                                     Shares         Prices
                                                 -------------- --------------

              Outstanding at beginning of period           -                  -

              Granted                              3,200,000     $0.03 to $0.05
              Expired                                      -                  -
              Cancelled                                    -                  -
                                                 --------------
              Outstanding at end of period         3,200,000     $0.03 to $0.05
                                                 ==============

        All options were granted at an exercise price equal to the fair value of the common stock at the grant date. Therefore, in accordance with the provisions of APB Opinion No. 25 related to fixed stock options, no compensation expense is recognized with respect to options granted or exercised. Under the alternative fair-value based method defined in SFAS No. 123, the fair value of all fixed stock options on the grant date would be recognized as expense over the vesting period. Assuming the fair value of the stock at the date of grant to be $.3125 per share in May 1996, $.40625 per share in May 1997, $.6875 in January 1999, $1.00 per share in September 1999, $1.94 in June 2000, $1.097 in September 2000, $.03 in February 2003 and $.05 in June 2003, the life of the options to be from three to ten years, the expected volatility at 200%, expected dividends are none, and the risk-free interest rate of 10%, 3.97% and 2.4%, the Company would have recorded compensation expense of $1,088 and $14,531 for the three months ended June 30, 2003 and 2002, respectively, and $3,708 and $29,062 for the six months ended June 30, 2003 and 2002, respectively, as calculated by the Black-Scholes option pricing model.


        As such, pro-forma net loss and loss per share would be as follows:

                                   For the Three  For the Three     For the Six     For the Six
                                   Months Ended   Months Ended     Months Ended    Months Ended
                                   June 30, 2003  June 30, 2002    June 30, 2003   June 30, 2002
                                  -------------- --------------   --------------  --------------

       Net loss as reported         $ (247,586)    $ (234,556)      $ (390,566)     $ (564,398)
       Additional compensation          (1,088)       (14,531)          (3,708)        (29,062)
                                    -----------    -----------      -----------     -----------

       Adjusted net loss            $ (248,674)    $ (249,087)      $ (394,284)     $ (593,460)
                                    ===========    ==========       ==========      ==========

       Loss per share as reported   $    (0.01)    $    (0.02)      $    (0.02)     $    (0.03)
                                    ===========    ==========       ===========     ===========


       Adjusted loss per share      $   (0.01)     $    (0.01)      $    (0.02)     $    (0.03)
                                    ===========    ==========       ===========     ===========


NOTE 10 - INDUSTRY AND GEOGRAPHICAL SEGMENTAL INFORMATION.

        The Company's operations are currently in one segment, namely the "run off" of its sale of extended warranties and service contracts via the Internet. Additionally, the Company is currently endeavoring to establish new business operations in the medical/bio-tech sector. The Company's operations are conducted entirely in the United States.

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

GENERAL

In June 2002, in light of on-going operating losses, management determined that it was in the best interest of the Company to discontinue the Company's sale of extended warranties and service contracts business and to seek new business opportunities for the Company. On February 6, 2003, the Company appointed Mark Weinreb as a member of the Board of Directors and as its President and Chief Executive Officer. The Company and Mr. Weinreb have been exploring business plans for the Company that involve focusing on entering the medical sector by acquiring or participating in one or more biotech and/or medical companies or technologies, owning one or more drugs or medical devices that may or may not yet be available to the public, or acquiring rights to one or more of such drugs or medical devices or the royalty streams therefrom. Mr. Weinreb was appointed to finalize and execute the Company's new business plan. The Company will need to recruit management, business development and technical personnel, and develop its business model. Accordingly, it will be necessary for the Company to raise new capital. There can be no assurance that any such business plan developed by the Company will be successful, that the Company will be able to acquire such new business or rights or raise new capital, or that the terms of any transaction will be favorable to the Company.

RESULTS OF OPERATIONS

The Company recognizes revenue from its warranty service contracts business over the life of contracts executed. Additionally, the Company purchased insurance to fully cover any losses under the service contracts from a domestic carrier. The insurance premium expense and other costs related to the sale are amortized ratably over the life of the contracts.

Three Months Ended June 30, 2003 Compared To Three Months Ended June 30, 2002.

The Company generated recognized revenues from the sale of extended warranties and service contracts via the Internet of $17,000 for the three months ended June 30, 2003 (three months ended June 30, 2002: $18,000). The revenues generated in the quarter were derived entirely from revenues deferred over the life of contracts sold in prior periods. Similarly, direct costs incurred in the period relate to costs previously deferred over the life of such contracts ($12,000 and $14,000 for the three months ended June 30, 2003 and 2002, respectively).

General and administration expenses increased 1.9% to $209,000 for the three months ended June 30, 2003 as compared to $205,000 for the three months ended June 30, 2002. The three months ended June 30, 2003 is not strictly comparable to the same period in the prior year because in the corresponding period in fiscal 2002 the Company was operating its warranty service contracts business from its office in Texas whereas in fiscal 2003 it has been endeavoring to establish new business operations in the medical sector as described above. Notwithstanding the foregoing, the increase in general and administrative expenses of $4,000 is primarily due to an increase in payroll costs $21,000, legal and professional fees $22,000, D&O insurance $20,000, commissions on loan note financing $14,000 and annual stockholder meeting costs $13,000 not being fully off-set by lower travel and subsistence costs $15,000, property costs $11,000, directors' fees $9,000, and information technology expenses $9,000 incurred in connection with the Company's extended warranties and service contracts business and other expense decreases totaling $42,000, including employee termination costs of $25,000.

Interest income decreased by $22,000 in the three months ended June 30, 2003 as compared to the corresponding period in 2002 when interest income was generated from the StrandTek loans and from investment in marketable securities. Interest expense increased by $42,000 for the three months ended June 30, 2003 compared to 2002 primarily as a result of short-term loans secured in September 2002 and in the six months ended June 30, 2003.

The Company also recorded a property and equipment impairment charge of $55,000 for the three months ended June 30, 2002.

For the reasons cited above, net loss for the three months ended June 30, 2003 increased by 5.6% to $248,000 from the comparable loss of $235,000 for the three months ended June 2002.

Six Months Ended June 30, 2003 Compared To Six Months Ended June 30, 2002.

The Company generated recognized revenues from the sale of extended warranties and service contracts via the Internet of $35,000 for the six months ended June 30, 2003 (six months ended June 30, 2002: $43,000). The revenues generated in the quarter were derived entirely from revenues deferred over the life of contracts sold in prior periods. Similarly, direct costs incurred in the period relate to costs previously deferred over the life of such contracts ($25,000 and $33,000 for the six months ended June 30, 2003 and 2002, respectively).

General and administration expenses decreased 41.4% to $338,000 for the six months ended June 30, 2003 as compared to $577,000 for the six months ended June 30, 2002. The six months ended June 30, 2003 is not strictly comparable to the same period in the prior year because in the corresponding period in fiscal 2002 the Company was operating its warranty service contracts business from its office in Texas whereas in fiscal 2003 it has been endeavoring to establish new business operations in the medical sector as described above. Notwithstanding the foregoing, the decrease in general and administrative expenses of $239,000 is primarily due to decreases in legal and professional fees $86,000, payroll $14,000, travel and subsistence $41,000, property costs $29,000, directors fees $15,000, employee termination costs $25,000, depreciation charges $17,000 and information technology expenses $40,000 incurred in connection with the Company's extended warranties and service contracts business, net of commissions on loan note financing $15,000 and annual stockholder meeting costs $13,000.

Interest income decreased by $63,000 in the six months ended June 30, 2003 as compared to the corresponding period in 2002 when interest income was generated from the StrandTek loans and from investment in marketable securities. Interest expense increased by $60,000 for the six months ended June 30, 2003 compared to 2002 primarily as a result of short-term loans secured in September 2002 and in the six months ended June 30, 2003.

For the reasons cited above, net loss for the six months ended June 30, 2003 decreased by 30.8% to $391,000 from the comparable loss of $564,000 for the six months ended June 2002.

LIQUIDITY AND CAPITAL RESOURCES

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period indicated:


                                               Six Months Ended
                                        ------------------------------
                                          June 30, 2003  June 30, 2002
         Cash used in
         Operating Activities                $(175,920)     $(365,364)

         Cash (used in) provided by
         Investing Activities                   (2,581)       252,240

         Cash provided by
         Financing Activities                  186,698         70,528

The Company incurred a net loss of $390,566 for the six months ended June 30, 2003. Such losses adjusted for non-cash items such as deferred revenues (net of deferred acquisition costs) ($9,909) and other non cash credits totaling $49,281 resulted in cash used in operations totaling $175,920 for the six months ended June 30, 2003, net of working capital movements of $175,274.

To meet its cash requirement during the six months ended June 30, 2003, the Company relied on the proceeds (net of issuance costs) of sale of Promissory Notes, $195,000. The Company's liquidity position continues to be hurt by StrandTek's failure to repay loans advanced to them in the first quarter of fiscal 2002.

The Company has no contracted capital expenditure commitments in place. As of June 30, 2003, the Company had cash balances totaling $27,452. The Company will rely on its cash reserves and short-term loans to meet its cash needs pending an equity private placement to fund its new business operations until they become cash generative. Additionally, on February 6, 2003, the Company entered into a deferment agreement with three major creditors pursuant to which liabilities of approximately $524,000 in aggregate, were deferred, subject to the success of the Company's debt and equity financing efforts or its collection efforts against StrandTek, until January 15, 2005, against a pledge of the loans advanced to StrandTek in the first quarter of fiscal 2002 in the sum of $1,250,000 plus accrued interest. While the Company was recently awarded summary judgment on its claims against StrandTek and has entered into a Forbearance Agreement with three of the four personal guarantors pursuant to which it received $150,000 in July 2003, there can be no assurance that the Company will be able to collect fully on the judgments obtained. See Note 4 to the Unaudited Financial Statements.

In March 2003, the Company commenced a private placement to "accredited investors" to sell up to $250,000 in promissory notes (the "Notes") in $5,000 increments or multiples thereof, each bearing interest at 15% per annum and each due 6 months from the date issued (the "Maturity Date"). Principal will be payable at the Maturity Date and interest will be payable monthly in arrears. As of the date hereof, the Company had raised $171,000, net of placement commissions through this private placement. In the event that the Notes are not paid at the Maturity Date, the interest rate will increase to a default rate of 20% per annum. The Company will pay its placement agent an amount equal to 10% of the proceeds of the offering as commissions for the placement agent's services, in addition to reimbursement of the placement agent's expenses and indemnification against customary liabilities. The offering is a best efforts offering with no required minimum amount to be raised. If the full $250,000 is not raised, the Company's startup activities will be constrained. There can be no assurance that the offering will be successful.

The Company's financial statements have been prepared assuming the Company will continue as a going concern. The Company discontinued sales of its extended warranty service contracts through its web site in June 2002. Accordingly, the Company has no operations nor available means to finance its current expenses and with which to pay its current liabilities. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INFLATION

The Company does not believe that its operations have been materially influenced by inflation for the three and six months ended June 30, 2003, a situation which is expected to continue for the foreseeable future.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

Item 4.  CONTROLS AND PROCEDURES


     (a) Disclosure controls and procedures. As of the end of the Company's most recently completed fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

     (b) Changes in internal controls over financial reporting. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     PHASE III MEDICAL, INC. (formerly known as Corniche Group Incorporated)

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Corniche v. Strandtek

On May 9, 2003, the Court granted the Company's motion for final summary judgment against all parties on all claims, and dismissed the defendants' counterclaims against the Company as a matter of law.

As a result of this ruling, final judgment was entered against the two corporate defendants, Strandtek (Delaware) and Strandtek (Florida), for $1,415,622.02, plus post-judgment interest at 5% and an award of attorneys' fees and collection costs.

Also, final judgment was subsequently entered against each of the four guarantors (David Veltman, William Buckles, Jerome Baumann and Jan Arnett) for $291,405.50 ($250,000 plus 25% of the accrued unpaid interest of $165,622.02)
together with post-judgment interest at 5%. The guarantors are not liable for any portion of the attorneys' fees and collection costs.

After the Court's decision, the Company was informed that the corporate defendants had made an assignment to the benefit of creditors on April 16, 2003, and that its senior secured lender is undersecured. Accordingly, it is highly unlikely that the Company will recover on the judgment other than against the personal guarantors.

On July 24, 2003 the Company entered into a Forbearance Agreement with personal guarantors Veltman and Buckles pursuant to which they made an on account payment of $50,000 each with a further on account payment of $75,000 each due on or before August 20, 2003 and additional payments of $50,000 each due by the 20th of each subsequent month with the final balance due being paid in December 2003. Additionally, each of Veltman and Buckles are to provide collateral to secure payment of their respective judgments. A similar forbearance agreement was reached with guarantor Arnett as of July 28, 2003 against an account payment of $50,000. The Company has agreed to forbear from taking further steps to exercise on the judgments entered against each of them in May 2003, subject to their adhering to the terms of the Forbearance Agreement.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of the Company's stockholders at its 2003 Annual Meeting held on July 24, 2003 and the votes cast were as set forth:

(i) The election of Mark Weinreb and Wayne A. Marasco to serve as directors of the Company until the next meeting of stockholders. The votes cast were as follows:


                                        For          Against        Authority
                                                                     Withheld

                  Mark Weinreb       19,343,084        0               1,499
                  Wayne A. Marasco   19,343,202        0               1,381



(ii) A change of the Company's name to "Phase III Medical, Inc." The votes cast were as follows:

                         For           Against    Abstain    Broker Non-voting

                         19,332,645    11,840     98         -

(iii) An increase in the number of shares of the Company's authorized Common Stock from 75,000,000 to 250,000,000 shares. The votes cast were as follows:

                          For          Against    Abstain    Broker Non-voting

                          19,277,341   67,029     213        -


(iv) The Company's 2003 Equity Participation Plan and the options granted thereunder to the Company's president, Mark Weinreb, and director Marasco. The votes cast were as follows:

                          For          Against    Abstain    Broker Non-voting

                          9,123,570    161,371    10,194     10,049,448


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

          99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

          99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(b)      Reports on Form 8-K

         Form 8-K dated June 3, 2003 reporting the appointment Wayne A. Marasco as a member of the Board of Directors of the Company.

         Form 8-K dated July 24, 2003 reporting the change of the Company's name to Phase III Medical, Inc.

         Form 8-K dated July 29, 2003 reporting the change of the Company's common stock ticker symbol to PHSM and Series A preferred stock symbol to PHSMP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       PHASE III MEDICAL, INC. (formerly known as CORNICHE GROUP INCORPORATED (Registrant)



                       By:  /s/ Mark Weinreb
                            ---------------------
                            Mark Weinreb, President and Chief Executive Officer

                       Date:  August 13, 2003