Form 10-Q
period 2003-10-30
PHASE III MEDICAL INC/DE
filed 2003-11-10
CIK 320017

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 _______________

                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the Transition Period from  --------------- to  ------------------

                         Commission file number 0-10909

                             PHASE III MEDICAL, INC.
             (Exact name of registrant as specified in its charter)



                         DELAWARE                         22-2343568
             (State or other jurisdiction of           (I.R.S. Employer
              incorporation or organization)           Identification No.)



    330 SOUTH SERVICE ROAD, SUITE 120, MELVILLE, NEW YORK       11747
          (Address of principal executive offices)            (zip code)


    Registrant's telephone number, including area code: 631-574-4955


              (Former name, former address and former fiscal year,
                          if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act of 1934). Yes    No X
                                                       ---   ---

           23,501,460 SHARES, $.001 PAR VALUE, AS OF OCTOBER 24, 2003

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)


                                    I N D E X


                                                                             Page No.
  Part I  - Financial Information:                                           -------

           Item 1.             Financial Statements (Unaudited):
                               Balance Sheets
                               At September 30, 2003 and December 31, 2002     3


                               Statements of Operations
                               For the three and nine months
                               ended September 30, 2003 and 2002               4


                               Statement of Stockholders' Deficit
                               For the nine months ended September 30,         5
                               2003


                               Statements of Cash Flows
                               for the nine months ended
                               September 30, 2003 and 2002                     6


                               Notes to Financial Statements                  7-11


           Item 2.             Management's Discussion and Analysis of
                               Financial    Condition   and   Results   of   12-14
                               Operations

           Item 3.             Quantitative  and  Qualitative  Disclosures     14
                               About
                               Market Risk

           Item 4.             Controls and Procedures                         14

  Part     II     -     Other
  Information:

           Item 1.             Legal Proceedings                               15

           Item 4.             Submission   of   matters   to  a  vote  of     15
                               Security Holders

           Item 6.             Exhibits and Reports on Form 8-K.               16

                               Signatures                                      17


                             PHASE III MEDICAL, INC.


                                 BALANCE SHEETS
                                   (Unaudited)

      ASSETS
                                                September 30, December 31,
                                                2003          2002
                                                -----------   ------------

Current assets:
  Cash and equivalents                             $32,560    $19,255
  Notes receivable, net of allowance of $250,000   325,000  1,000,000
  Prepaid expenses and other current assets         16,624     40,094
                                                  --------  ---------

        Total current assets                       374,184  1,059,349

Property and equipment, net                          2,150          -
Deferred Acquisition Costs                          87,909    123,835
Other assets                                         3,000          -
                                                  --------  ---------

                                                  $467,243 $1,183,184
                                                  ======== ==========


LIABILITIES AND STOCKHOLDERS' DEFICIT



Current liabilities:
  Dividends payable - preferred stock             $421,275   $385,512
  Accounts payable                                  95,385    344,279
  Accrued liabilities                               41,904    157,806
  Stockholder advances                              25,000    106,000
  Notes payable                                    420,000    125,000
  Current portion of long-term debt                 15,348     22,595
                                               -----------  ---------
        Total current liabilities                1,018,912  1,141,192

Unearned revenues                                  124,897    175,200

Long-term debt                                           -      9,513

Series A Convertible Redeemable Preferred
 Stock:
  $0.07 cumulative convertible preferred stock;
  liquidation value - $1.00 per share;
  authorized,  1,000,000 shares; outstanding,
  681,174 shares                                   681,174    681,174


Stockholders' Deficit:
  Preferred stock;  authorized, 5,000,000
   shares Series B convertible redeemable
   preferred stock, liquidation value, 10
   shares of common stock per share; $0.01
   par value; authorized, 825,000 shares;
  issued and outstanding, 10,000 shares                100        100

  Common stock, $.001 par value; authorized,
    250,000,000 shares; issued and outstanding,
    23,501,460 shares at September 30, 2003 and
    22,398,710 shares at December 31, 2002          23,502     22,399
  Additional paid-in capital                     8,942,916  8,847,573
  Accumulated deficit                          (10,324,258)(9,693,967)
                                               -----------------------

         Total stockholders' deficit            (1,357,740)  (823,895)
                                               -----------------------

                                                  $467,243 $1,183,184
                                               =======================


                   See accompany notes to financial statements




                             PHASE III MEDICAL, INC.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                              Three Months Ended           Nine Months Ended
                                                                 September 30,               September 30,
                                                            --------------------------     ------------------
                                                              2003             2002         2003      2002
                                                            --------         --------     --------  --------
Earned revenues                                             $15,294          $19,986      $50,303    $62,825

Direct costs                                                (10,826)         (14,177)     (35,926)   (47,241)
                                                            -------          -------      -------    -------

Gross profit                                                  4,468            5,809       14,377     15,584

Selling, general and administrative expenses               (201,253)        (230,770)    (539,321)  (807,731)
                                                            -------          -------      -------    -------

Operating loss                                             (196,785)        (224,961)    (524,944)  (792,147)

Other income (expense):
  Realized loss on marketable securities                          -                -            -     (3,490)
  Interest income                                            51,116            7,534       51,123     70,672
  Interest expense                                          (58,293)          (1,614)    (120,707)    (3,742)
  Property and equipment impairment charge                        -                -            -    (54,732)
                                                            -------          -------      -------    -------
                                                             (7,177)           5,920      (69,584)     8,708
                                                            -------          -------      -------    -------

Net loss                                                   (203,962)        (219,041)    (594,528)  (783,439)

Preferred dividend                                          (11,921)         (11,921)     (35,763)   (35,763)
                                                            -------          -------      -------    -------

Net loss attributable to common stockholders              $(215,883)       $(230,962)   $(630,291) $(819,202)
                                                          =========        =========    =========  =========


Net loss per common share                                    $(0.01)          $(0.01)      $(0.03)    $(0.04)
                                                          =========        =========    =========  =========

Weighted average common shares outstanding               23,190,047       22,395,960   22,890,937 22,327,055
                                                         ==========       ==========   ========== ==========

                See accompanying notes to financial statements.



                             PHASE III MEDICAL, INC.

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (Unaudited)


                                     Series B
                                     Convertible
                                     Preferred Stock      Common Stock
                                     ---------------  --------------------   Additional
                                                                             Paid-In       Accumulated
                                     Shares   Amount    Shares      Amount   Capital       Deficit             Total
                                     -------  ------  ----------   -------   ----------    ------------      ---------
Balance - January 1, 2003            10,000     $100  22,398,710   $22,399   $8,847,573    $(9,693,967)      $(823,895)

Issuance of common stock
   upon exercise of options              --       --   1,000,000     1,000        4,000             --           5,000

Issuance of common stock
   for services                          --       --     100,000       100        2,900             --           3,000

Issuance of common stock
   to directors                          --       --       2,750         3          300             --             303

Stock options granted
  with debt                              --       --          --        --       88,143             --          88,143

Series A Convertible
  stock dividends                        --       --          --        --           --        (35,763)        (35,763)

Net loss                                 --       --          --        --           --       (594,528)       (594,528)
                                     ------     ----  ----------   -------   ----------   -------------    -------------
Balance - September 30, 2003         10,000     $100  23,501,460   $23,502   $8,942,916   $(10,324,258)    $(1,357,740)
                                     ======     ====  ==========   =======   ==========   =============    =============


                                    See accompanying notes to financial statements.


                             PHASE III MEDICAL, INC.


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               For the Nine Months Ended
                                                      September 30,
                                                 ---------------------
                                                    2003       2002
                                                 ---------  ----------

Cash flows from operating activities:
Net loss                                         $(594,528) $(783,439)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Common shares issued and stock
  options granted for services rendered and
  interest expense                                  91,446      1,067
Depreciation and amortization                          431     16,766
Property and equipment impairment charge                 -     54,732
Unearned revenues                                  (50,303)   (66,056)
Deferred acquisition costs                          35,926     46,479
Changes in operating asset and
  liability account balances:
Prepaid expenses and other current assets           20,470    (34,103)
Accounts payable                                  (248,894)   219,351
Accrued liabilities                               (115,902)    72,647
                                                 ---------   --------

Net cash used in operating activities             (861,354)  (472,556)

Cash flows from investing activities:
(Increase) decrease in marketable securities             -  1,503,374
Notes receivable collections (advances)            675,000 (1,250,000)
Proceeds of sale of property and equipment               -      3,795
Acquisition of property and equipment               (2,581)    (1,134)
                                                 ---------   --------
Net cash provided by investing activities          672,419    256,035
                                                 ---------   --------

Cash flows from financing activities:
Issuance of common stock                             5,000          -
Advances on notes payable                          295,000    125,000
Stockholder advances (repayments)                  (81,000)   106,000
Repayment of long-term debt                        (16,760)   (15,704)
                                                 ---------   --------
Net cash provided by financing activities          202,240    215,296
                                                 ---------   --------

Net increase (decrease) in cash and cash
 equivalents                                        13,305     (1,225)

Cash and cash equivalents at beginning of period    19,255     51,268
                                                 ---------   --------

Cash and cash equivalents at end of period         $32,560    $50,043
                                                 =========  =========


Supplemental  Disclosure of Cash Flow
 Information:

   Interest paid                                    $9,949     $3,023
                                                 =========  =========

Supplemental Schedule of Non-cash Financing
 Activities:

  Series A Preferred Stock dividends               $35,763    $35,763
                                                 =========  =========

  Issuance of common stock for services rendered    $3,303   $  1,067
                                                 =========  =========
  Stock options issued with debt                   $88,143   $      -
                                                 =========  =========


                    See accompanying notes to financial statements.

                             PHASE III MEDICAL, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY.

     Phase III Medical, Inc. (the "Company") was known as Corniche Group Incorporated until it changed its name on July 24, 2003. The Company was a provider of extended warranties and service contracts via the Internet at warrantysuperstore.com through June 30, 2002. In June 2002, management determined, in light of continuing operating losses, to discontinue its warranty and service contract business and to seek new business opportunities for the Company. On February 6, 2003, the Company appointed Mark Weinreb as a member of the Board of Directors and as its President and Chief Executive Officer. The Company and Mr. Weinreb have been exploring business plans for the Company that involve entering the medical sector by acquiring or participating in one or more biotech and/or medical companies or technologies, owning one or more drugs or medical devices that may or may not yet be available to the public, or acquiring rights to one or more of such drugs or medical devices or the royalty streams therefrom. Mr. Weinreb was appointed to finalize and execute the Company's new business plan. The Company will need to recruit management, business development and technical personnel, and develop its business model. Accordingly, it will be necessary for the Company to raise new capital. There can be no assurance that any such business plan developed by the Company will be successful, that the Company will be able to acquire such new business or rights or raise new capital, or that the terms of any transaction will be favorable to the Company.

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

NOTE 2 - BASIS OF PRESENTATION.

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003, the results of operations for the three and nine months ended September 30, 2003 and 2002 and the cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

     The December 31, 2002 balance sheet has been derived from the audited financial statements at that date included in the Company's Annual Report on Form 10-K. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

NOTE 3 - ACCOUNTING POLICIES.

     There were no changes in the Company's accounting policies during the nine months ended September 30, 2003.

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

     In January 2002, the Company advanced to StrandTek a loan of $1 million on an unsecured basis, which was personally guaranteed by certain of the principal shareholders of StrandTek and a further loan of $250,000 on February 19, 2002 on an unsecured basis. Such loans bore interest at 7% per annum and were due on July 31, 2002 following termination of the Agreements in June 2002.

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

     Since the February 2002 $250,000 loan was unsecured and not guaranteed, the Company established an allowance of $250,000 at December 31, 2002. No assurances can be given that the Company will be able to collect fully on the balance of the loans, even after the reserve. The Company was informed that on April 16, 2003, StrandTek made an assignment for the benefit of its creditors, so that any collection on its judgment other than on the personal guarantees is highly unlikely.

     On July 24, 2003 the Company entered into a Forbearance Agreement with personal guarantors Veltman and Buckles pursuant to which they made an on account payment of $50,000 each with a further on account payment of $75,000 each due on or before August 20, 2003 and additional payments of $50,000 each due by the 20th of each subsequent month with the final balance due being paid in December 2003. Additionally, each of Veltman and Buckles were to provide collateral to secure payment of their respective judgments. A similar forbearance agreement was reached with guarantor Arnett as of July 28, 2003, also against an on account payment of $50,000. The Company has agreed to forbear from taking further steps to exercise on the judgments entered against each of them in May 2003, subject to their adhering to the terms of the Forbearance Agreements. In August 2003 personal guarantors Veltman and Buckles paid the judgment amounts against them in full including post judgment interest. As of the date hereof guarantor Arnett has made payments totaling $225,000 in accordance with the terms of the forbearance agreement executed between him and the Company. The Company is continuing collection efforts with respect to guarantor Bauman.

NOTE 5 - PROPERTY AND EQUIPMENT.

    Property and equipment consists of the following:

                                                                     September 30,      December 31,
                                                                         2003               2002
                                                                    ---------------     -------------
                          Computer equipment                        $    2,581          $        -
                          Computer software                            602,014             602,014
                                                                       604,595             602,014
                          Less:  Accumulated depreciation             (602,445)           (602,014)
                                                                    $    2,150          $        -



     Depreciation and amortization charged to operations was $215 and $0 for the three months ended September 30, 2003 and 2002, respectively and $431 and $16,766 for the nine months ended September 30, 2003 and 2002, respectively. An impairment charge of $54,732 was recorded in June 2002 to record property and equipment at its net realizable value.

NOTE 6 - NOTES PAYABLE.

     In September 2002, the Company sold to accredited investors five 60-day promissory notes in the principal sum of $25,000 each, resulting in net proceeds to the Company of $117,500, net of offering costs. The notes bear interest at 15% per annum payable at maturity. The notes include a default penalty pursuant to which if the notes are not paid on the due date the holder shall have the option to purchase twenty five thousand shares of the Company's common stock for an aggregate purchase price of $125. If the non payment continues for 30 days, then on the 30th day, and at the end of each successive 30-day period until the note is paid in full, the holder shall have the option to purchase an additional twenty five thousand shares of the Company's common stock for an aggregate purchase price of $125. During the nine months ended September 30, 2003, options for 1,000,000 shares were exercised by the note holders. At September 30, 2003, the Company had reserved 375,000 shares of the Company's common stock for issuance against exercise of the options granted pursuant to the default penalty. NOTE 6 - NOTES PAYABLE (continued)

     On February 11, 2003, the Company commenced a private placement offering to raise up to $100,000 in 30-day promissory notes in increments of $5,000 bearing interest at 20% per annum. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, were eligible to purchase these promissory notes. The Company raised $50,000 through the sale of such promissory notes, resulting in net proceeds to the Company of $45,000, net of offering costs. The Company has since repaid $5,000 of such promissory notes and the balance of $45,000 remains outstanding and past due together with accrued interest.

     On March 17, 2003, the Company commenced a private placement offering to raise up to $250,000 in 6-month promissory notes in increments of $5,000 bearing interest at 15% per annum. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, are eligible to purchase these promissory notes. As of September 30, 2003 the Company had raised the full $250,000 through the sale of such promissory notes, resulting in net proceeds to the Company of $225,000, net of offering costs.

NOTE 7 - LONG-TERM DEBT.

        Long-term debt consists of the following:


                                                                         September 30,               December 31,
                                                                             2003                        2002
                                                                        ----------------            ----------------
     Bank note  payable in equal  monthly  installments  of
       $2,043 including interest at 8.75%                           $          15,348            $         32,108

       Less: current maturities                                                15,348                      22,595
                                                                        ----------------            ----------------

                                                                     $              -            $          9,513
                                                                        ================            ================


NOTE 8 - SERIES "A" CONVERTIBLE REDEEMABLE PREFERRED STOCK.

     The Certificate of Designation for the Company's Series A Preferred Stock provides that at any time after December 1, 1999 any holder of Series A Preferred Stock may require the Company to redeem his shares of Series A Preferred Stock (if there are funds with which the Company may legally do so) at a price of $1.00 per share. Notwithstanding the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. The holders of Series A Preferred Stock may convert their Series A Preferred Stock into shares of Common Stock of the Company at a price of $5.20 per share. At September 30, 2003 and December 31, 2002, 681,174 shares of Series A Preferred Stock were outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY.

    (a) Common Stock:

        During the nine months ended September 30, 2003, the Company issued 2,750 shares of its common stock whose fair value was $303 to its board members for director's fees.

        On February 6, 2003, the Company entered into a deferment agreement with three major creditors pursuant to which liabilities of approximately $523,887 in aggregate, were deferred, subject to the success of the Company's debt and equity financing efforts, until January 15, 2005, against a pledge of the StrandTek note receivable (see Note 4). In consideration for the deferral, the Company agreed to issue 100,000 restricted shares of the Company's common stock whose fair value was $3,000. Amounts received from the StrandTek guarantors were used to pay these liabilities in full pursuant to the pledge.

    (a) Common Stock (continued):

        On September 22, 2003, the Company commenced an equity private placement offering to sell up to 40 million shares of common stock at a price of $.10 per share to raise up to $4,000,000. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, are eligible to purchase these shares of common stock and each subscriber must purchase a minimum of 50,000 shares. The Company will pay its placement agent an amount equal to 10% of the proceeds of the offering as commissions for the placement agent's services and 3% of the proceeds of the offering as a non-accountable allowance against the placement agent's expenses. Additionally, the Company has granted the placement agent indemnification against customary liabilities. The offering is a best efforts offering with no required minimum amount to be raised. If the full $4,000,000 is not raised, the Company's startup activities will be constrained. There can be no assurance that the offering will be successful.

    (b) Warrants:

        The Company has issued common stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company. A total of 44,000 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of September 30, 2003 at prices ranging from $3.20 to $8.10 and expiring through October 2004.

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


        Information with respect to options under the 1998 Stock Option Plan is summarized as follows:

                                                  For the Nine Months Ended
                                                     September 30, 2002
                                               -------------- --------------
                                                   Shares         Prices
                                               -------------- --------------

            Outstanding at beginning of period     301,500     $0.41 to $1.94
            Granted                                     -
            Expired                              (201,500)     $0.41 to $1.10

            Cancelled                                   -
                                               --------------
            Outstanding at end of period          100,000           $1.94
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

        Information with respect to options under the 2003 Equity
        Participation Plan is summarized as follows:

                                                   For the Nine Months Ended
                                                       September 30, 2003
                                                 -------------- --------------
                                                     Shares         Prices
                                                 -------------- --------------

              Outstanding at beginning of period           -              -

              Granted                              3,700,000     $.0.03 to $0.18
              Expired                                      -              -
              Cancelled                                    -              -
                                                 --------------
              Outstanding at end of period         3,700,000      $0.03 to $0.18
                                                 ==============



        All options were granted at an exercise price equal to the fair value of the common stock at the grant date. Therefore, in NOTE 9 - STOCKHOLDERS' EQUITY. (Continued) accordance with the provisions of APB Opinion No. 25 related to fixed stock options, no compensation expense is recognized with respect to options granted or exercised. Under the alternative fair-value based method defined in SFAS No. 123, the fair value of all fixed stock options on the grant date would be recognized as expense over the vesting period. Assuming the fair value of the stock at the date of grant to be $.3125 per share in May 1996, $.40625 per share in May 1997, $.6875 in January 1999, $1.00 per share in September 1999, $1.94 in June 2000, $1.097 in September 2000, $.03 in February 2003, $.05 in June and July 2003 and $0.18 in September 2003, the life of the options to be from three to ten years, the expected volatility at 200%, expected dividends are none, and the risk-free interest rates of 10%, 3.97%, 2.52%, 2.27%, 2.87 and 3.18%, the Company would have recorded compensation expense of $4,638 and $14,531 for the three months ended September 30, 2003 and 2002, respectively, and $9,094 and $43,593 for the nine months ended September 30, 2003 and 2002, respectively, as calculated by the Black-Scholes option pricing model.

        As such, pro-forma net loss and loss per share would be as follows:

                                    For the Three  For the Three    For the Nine     For the Nine
                                    Months Ended   Months Ended     Months Ended     Months Ended
                                    Sept. 30, 2003 Sept. 30, 2002   Sept. 30, 2003   Sept. 30, 2002
                                    -------------- --------------   --------------   --------------
       Net loss as reported         $ (203,962)    $ (219,041)      $  (594,528)     $ (783,439)
       Additional compensation          (4,638)       (14,531)           (9,094)        (43,593)

       Adjusted net loss            $ (208,600)    $ (233,572)      $  (603,622)     $ (827,032)

       Loss per share as reported   $    (0.01)    $    (0.01)      $     (0.03)     $    (0.04)
       Proforma loss per share      $    (0.01)    $    (0.01)      $     (0.03)     $    (0.04)


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

GENERAL

In June 2002, in light of on-going operating losses, management determined that it was in the best interest of the Company to discontinue the Company's sale of extended warranties and service contracts business and to seek new business opportunities for the Company. On February 6, 2003, the Company appointed Mark Weinreb as a member of the Board of Directors and as its President and Chief Executive Officer. The Company and Mr. Weinreb have been exploring business plans for the Company that involve entering the medical sector by acquiring or participating in one or more biotech and/or medical companies or technologies, owning one or more drugs or medical devices that may or may not yet be available to the public, or acquiring rights to one or more of such drugs or medical devices or the royalty streams therefrom. Mr. Weinreb was appointed to finalize and execute the Company's new business plan. The Company will need to recruit management, business development and technical personnel, and develop its business model. Accordingly, it will be necessary for the Company to raise new capital. There can be no assurance that any such business plan developed by the Company will be successful, that the Company will be able to acquire such new business or rights or raise new capital, or that the terms of any transaction will be favorable to the Company.

RESULTS OF OPERATIONS

The Company recognizes revenue from its warranty service contracts business over the life of contracts executed. Additionally, the Company purchased insurance to fully cover any losses under the service contracts from a domestic carrier. The insurance premium expense and other costs related to the sale are amortized ratably over the life of the contracts.

Three Months Ended September 30, 2003 Compared To Three Months Ended September 30, 2002.

The Company recognized revenues from the sale of extended warranties and service contracts via the Internet of $15,000 for the three months ended September 30, 2003 (three months ended September 30, 2002: $20,000). The revenues generated in the quarter were derived entirely from revenues deferred over the life of contracts sold in prior periods. Similarly, direct costs incurred in the period relate to costs previously deferred over the life of such contracts ($11,000 and $14,000 for the three months ended September 30, 2003 and 2002, respectively).

General and administration expenses decreased 12.8% to $201,000 for the three months ended September 30, 2003 as compared to $231,000 for the three months ended September 30, 2002. The three months ended September 30, 2003 are not strictly comparable to the same period in the prior year because in the corresponding period in fiscal 2002 the Company was closing down its warranty service contracts business and closing its office in Texas whereas in fiscal 2003 it has been endeavoring to establish new business operations in the medical sector as described above. Notwithstanding the foregoing, the decrease in general and administrative expenses of $30,000 is primarily due to an increase in payroll costs $32,000, legal and professional fees $68,000, D&O insurance $20,000 and commissions on loan note financing $10,000 being more than off-set by lower travel and subsistence costs of $17,000 and employment termination and office closure costs of $143,000 incurred in fiscal 2002.

Interest income increased by $44,000 in the three months ended September 30, 2003 as compared to the corresponding period in 2002. Interest income in fiscal 2003 was received from the StrandTek loan guarantors. Interest expense increased by $57,000 for the three months ended September 30, 2003 compared to 2002 primarily as a result of short-term loans obtained in September 2002 and in the nine months ended September 30, 2003.

For the reasons cited above, net loss for the three months ended September 30, 2003 decreased by 6.9% to $204,000 from the comparable loss of $219,000 for the three months ended September 2002.

Nine Months Ended September 30, 2003 Compared To Nine Months Ended September 30, 2002.

The Company recognized revenues from the sale of extended warranties and service contracts via the Internet of $50,000 for the nine months ended September 30, 2003 (nine months ended September 30, 2002: $63,000). The revenues generated in the quarter were derived entirely from revenues deferred over the life of contracts sold in prior periods. Similarly, direct costs incurred in the period relate to costs previously deferred over the life of such contracts ($36,000 and $47,000 for the nine months ended September 30, 2003 and 2002, respectively).

General and administration expenses decreased 33.2% to $539,000 for the nine months ended September 30, 2003 as compared to $808,000 for the nine months ended September 30, 2002. The nine months ended September 30, 2003 are not strictly comparable to the same period in the prior year because in the corresponding period in fiscal 2002 the Company was operating its warranty service contracts business from its office in Texas through June 2002 whereas in fiscal 2003 it has been endeavoring to establish new business operations in the medical sector as described above. Notwithstanding the foregoing, the decrease in general and administrative expenses of $268,000 is primarily due to decreases in legal and professional fees $18,000, director's fees $19,000, travel and subsistence $60,000, property costs $26,000, employee termination and closure costs $175,000, depreciation charges $16,000 and information technology expenses $40,000 incurred in connection with the Company's extended warranties and service contracts business, net of increases in payroll costs $25,000, D&O insurance costs $45,000, commissions on loan note financing $25,000 and annual stockholder meeting costs $12,000.

Interest income decreased by $20,000 in the nine months ended September 30, 2003 as compared to the corresponding period in 2002. Interest income was generated from the StrandTek loans in 2003 versus marketable securities in 2002. Interest expense increased by $117,000 for the nine months ended September 30, 2003 compared to 2002 primarily as a result of short-term loans obtained in September 2002 and in the nine months ended September 30, 2003.

The Company also recorded a property and equipment impairment charge of $55,000 in the nine months ended September 30, 2002.

For the reasons cited above, net loss for the nine months ended September 30, 2003 decreased by 24.1% to $595,000 from a loss of $783,000 for the nine months ended September 2002.

LIQUIDITY AND CAPITAL RESOURCES

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period indicated:

                                                    Nine Months Ended
                                         September 30, 2003  September 30, 2002
                                         ------------------  ------------------
            Cash used in
              Operating Activities          $(861,354)          $ (472,556)

            Cash provided by
              Investing Activities            672,419              256,035

            Cash provided by
              Financing Activities            202,240              215,296

The Company incurred a net loss of $594,528 for the nine months ended September 30, 2003. Such loss adjusted for non-cash items such as deferred revenues (net of deferred acquisition costs) ($14,377) and other non cash credits totaling $91,877 resulted in cash used in operations totaling $861,354 for the nine months ended September 30, 2003, including working capital movements of $(344,326).

To meet its cash requirement during the nine months ended September 30, 2003, the Company relied on:

(i) the proceeds of sale of Promissory Notes in the amount of $265,500 net of issuance costs; and
(ii) recoveries made from the personal guarantors of the StrandTek loan totaling approximately $766,000, including interest of $91,000. See Note 4 to the Unaudited Financial Statements.

On February 6, 2003, the Company entered into a deferment agreement with three major creditors pursuant to which liabilities of approximately $524,000 in aggregate, were deferred, subject to the success of the Company's debt and equity financing efforts or its collection efforts against StrandTek, until January 15, 2005, against a pledge of the loans advanced to StrandTek in the first quarter of fiscal 2002 in the sum of $1,250,000 plus accrued interest. The Company discharged these liabilities in full in August 2003 from the recoveries made against the StrandTek loan personal guarantors.

On February 11, 2003, the Company commenced a private placement offering to selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, and raised $50,000 in 30-day promissory notes bearing interest at 20% per annum, resulting in net proceeds to the Company of $45,000, net of offering costs. The Company has since repaid $5,000 of such promissory notes and the balance of $45,000 remains outstanding and past due together with accrued interest.

On March 17, 2003, the Company commenced a further private placement offering to "accredited investors" and raised $250,000 in promissory notes (the "Notes"), resulting in net proceeds to the Company of $225,000, net of offering costs. Each Note bears interest at 15% per annum and each is due 6 months from the date issued (the "Maturity Date"). Principal is payable at the Maturity Date and interest is payable monthly in arrears. In the event that the Notes are not paid at the Maturity Date, the interest rate will increase to a default rate of 20% per annum. The Company paid its placement agent an amount equal to 10% of the proceeds of the offering as commissions for the placement agent's services, in addition to reimbursement of the placement agent's expenses and indemnification against customary liabilities.

The Company has no contracted capital expenditure commitments in place. As of September 30, 2003, the Company had cash balances totaling $32,560. The Company will rely on its cash reserves to fund its new business operations until they become cash generative. In September 2003 the Company commenced an equity private placement to raise up to $4 million to meet its cash needs going forward. See Note 9(a) to the Unaudited Financial Statements. To date, the Company has raised $222,500. Additionally, the Company may have cash recoveries from the StrandTek loan guarantors Arnett and Bauman available to it. While the Company has made full recovery from two of the StrandTek loan guarantors and has entered into a Forbearance Agreement with a third (Arnett), it continues to seek recovery under its judgment against the fourth personal guarantor, Bauman. However, there can be no assurance that the Company will be able to collect fully on all the judgments obtained. See Note 4 to the Unaudited Financial Statements.

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

INFLATION

The Company does not believe that its operations have been materially influenced by inflation for the three and nine months ended September 30, 2003, a situation which is expected to continue for the foreseeable future.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

Item 4.  CONTROLS AND PROCEDURES

     (a) Disclosure controls and procedures. As of the end of the Company's most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized, and reported within time periods specified in the SEC's rules and forms.

     (b) Changes in internal controls over financial reporting. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On July 24, 2003 the Company entered into a Forbearance Agreement with personal guarantors Veltman and Buckles pursuant to which they made an on account payment of $50,000 each with a further on account payment of $75,000 each due on or before August 20, 2003 and additional payments of $50,000 each due by the 20th of each subsequent month with the final balance due being paid in December 2003. Additionally, each of Veltman and Buckles are to provide collateral to secure payment of their respective judgments. A similar forbearance agreement was reached with guarantor Arnett as of July 28, 2003 against an account payment of $50,000. The Company has agreed to forbear from taking further steps to exercise on the judgments entered against each of them in May 2003, subject to their adhering to the terms of the Forbearance Agreement. In August 2003 personal guarantors Veltman and Buckles paid the judgment amounts against them in full including post judgment interest. As of the date hereof guarantor Arnett has made payments totaling $225,000 in accordance with the terms of the forbearance agreement executed between him and the Company

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is in default on the September 2002 60-day promissory notes sold to accredited investors in the amount of $125,000. The notes include a default penalty pursuant to which if the notes are not paid on the due date the holder shall have the option to purchase twenty five thousand shares of the Company's common stock for an aggregate purchase price of $125. If the non payment continues for 30 days, then on the 30th day, and at the end of each successive 30-day period until the note is paid in full, the holder shall have the option to purchase an additional twenty five thousand shares of the Company's common stock for an aggregate purchase price of $125. During the nine months ended September 30, 2003, options for 1,000,000 shares were exercised by the note holders. At September 30, 2003, the Company had reserved 375,000 shares of the Company's common stock for issuance against exercise of the options granted pursuant to the default penalty.

On February 11, 2003, the Company commenced a private placement offering to raise up to $100,000 in 30-day promissory notes in increments of $5,000 bearing interest at 20% per annum. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, were eligible to purchase these promissory notes. The Company raised $50,000 through the sale of such promissory notes, resulting in net proceeds to the Company of $45,000, net of offering costs. The Company has since repaid $5,000 of such promissory notes and the balance of $45,000 remains outstanding and past due together with accrued interest. Notes issued in March, April and May 2003 will also be in default in the fourth quarter and bear interest at 20% per annum.

Cumulative dividends payable on Series A Convertible Redeemable Preferred Stock totaled $421,275 at September 30, 2003, of which $35,763 represents dividends for the nine months then ended.

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


(ii) A change of the Company's name to "Phase III Medical, Inc." The votes cast were as follows:

                                                                     Broker
                                For           Against     Abstain    Non-voting

                             19,332,645       11,840         98            -


(iii) An increase in the number of shares of the Company's authorized Common Stock from 75,000,000 to 250,000,000 shares. The votes cast were as follows:

                                                                     Broker
                                For           Against     Abstain    Non-voting

                             19,277,341       67,029        213            -


(iv) The Company's 2003 Equity Participation Plan and the options granted thereunder to the Company's president, Mark Weinreb, and director Marasco. The votes cast were as follows:
                                                                      Broker
                                 For          Against     Abstain     Non-voting

                               9,123,57      161,371      10,194      10,049,448


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

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


                             PHASE III MEDICAL, INC. (formerly known as CORNICHE GROUP INCORPORATED) (Registrant)



                        By:  /s/ Mark Weinreb
                             ---------------------------------------------------
                             Mark Weinreb, President and Chief Executive Officer


                       Date: November 5, 2003