Form 10-K
period 2003-12-31
PHASE III MEDICAL INC/DE
filed 2004-03-30
CIK 320017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003
                                       OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number: 0-10909

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant as of June 30, 2003 was approximately $ 3.1 million. (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).

On March 8, 2004, 26,926,460 shares of the Registrant's common stock, par value $0.001 per share, were outstanding.

Documents incorporated by reference: None

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


                                     PART I


ITEM 1.  BUSINESS

Phase III Medical, Inc. ("Phase III" or the "Company") (formerly known as Corniche Group Incorporated) provides capital and guidance to companies, within the medical sector, in exchange for revenues, royalties and other contractual rights known as "royalty interests", that entitle it to receive a portion of revenue from the sale of pharmaceuticals, medical devices and biotechnology products. Previously, the Company was a provider of extended warranties and service contracts via the Internet at warrantysuperstore.com through June 30, 2002. The business of the Company today comprises the "run off" of its sale of extended warranties and service contracts via the Internet and the new business opportunity it is pursuing in the medical/bio-tech sector.

HISTORY

The Company was incorporated under the laws of the State of Delaware in September 1980 under the name Fidelity Medical Services, Inc. On July 28, 1983 the Company changed its name to Fidelity Medical, Inc. From its inception through March 1995, the Company was engaged in the development and sale of medical imaging products through a wholly owned subsidiary. As a result of a reverse merger on March 2, 1995 with Corniche Distribution Limited and its subsidiaries, the Company was engaged in the retail sale and wholesale distribution of stationery and related office products in the United Kingdom. Effective March 25, 1995 the Company sold its medical imaging products subsidiary. On September 28, 1995 the Company changed its name to Corniche Group Incorporated. In February 1996, the Company's United Kingdom operations were placed in receivership by their creditors. Thereafter through March 1998 the Company was inactive. On March 4, 1998, the Company entered into a Stock Purchase Agreement with certain individuals (the "Initial Purchasers") whereby the Initial Purchasers acquired in aggregate 765,000 shares of a newly created Series B Convertible Redeemable Preferred Stock. Thereafter the Initial Purchasers endeavored to establish for the Company new business operations in the property and casualty specialty insurance and warranty/service contracts markets. On September 30, 1998 the Company acquired all of the capital stock of Stamford Insurance Company, Ltd. ("Stamford"). On April 30, 2001 the Company sold Stamford and is no longer involved in property and casualty specialty insurance.

On January 7, 2002, the Company entered into a Stock Contribution Exchange Agreement, as amended (the "Exchange Agreement"), with StrandTek International, Inc., a Delaware corporation ("StrandTek"), certain of StrandTek's principal shareholders and certain non-shareholder loan holders of StrandTek (the "StrandTek Transaction"). Consummation of the StrandTek Transaction was conditioned upon a number of closing conditions, including the Company obtaining financing via an equity private placement, which ultimately could not be met and as a result, the Exchange Agreement was formally terminated by the Company and StrandTek in June 2002. In January 2002, the Company advanced to StrandTek a loan of $1,000,000 on an unsecured basis, which was personally guaranteed by certain of the principal shareholders of StrandTek and a further loan of $250,000 on February 19, 2002 on an unsecured basis. Such loans bore interest at 7% per annum and were due on July 31, 2002 following termination of the Exchange Agreement in June 2002.

StrandTek defaulted on the payment of $1,250,000 plus accrued interest due to the Company on July 31, 2002. As a result, on August 6, 2002, the Company filed a complaint in the Superior Court of New Jersey entitled Corniche Group Incorporated v StrandTek International, Inc., a Delaware corporation, StrandTek International, Inc., a Florida corporation, David M. Veltman, William G. Buckles Jr., Jerome Bauman and Jan Arnett. The complaint sought recovery of the $1,250,000 loans, plus interest, costs and fees, and sought recovery against the individual defendants pursuant to their partial guarantees. On May 9, 2003, the Company was granted a final judgment in the amount of $1,415,622 from each corporate defendant, in the amount of $291,405 against each individual defendant and dismissing defendants' counterclaims.

Because the February 2002 $250,000 loan was unsecured and not guaranteed, the Company established an allowance of $250,000 at December 31, 2002. The Company was informed that on April 16, 2003, StrandTek made an assignment for the benefit of its creditors, so that any collection on its judgment other than on the personal guarantees is highly unlikely.

Between July 2003 and December 2003, guarantors Veltman, Buckles and Arnett paid their judgments in full, with payments totaling approximately $295,000, $295,000 and $297,000 respectively. In December 2003, the Company settled with defendant Bauman for a payment of $100,000. These payments, totaling approximately $987,000, complete the transaction.

On July 24, 2003, the Company changed its name to Phase III Medical, Inc., which better describes the Company's current business plan. In connection with the change of name, the Company changed its trading symbol to "PHSM" from "CNGI".

DISCONTINUED OPERATIONS

Through April 2001 the Company operated a property and casualty reinsurance business through its wholly owned subsidiary, Stamford Insurance Company, Ltd. ("Stamford"). Stamford is chartered under the laws of, and is licensed to conduct business as an insurance company by, the Cayman Islands. Stamford provided reinsurance coverage for one domestic insurance company until the fourth quarter of 2000 when the relationship with the carrier was terminated. Stamford was not able to obtain any additional reinsurance relationships. In light of the inability of Stamford to write new business and difficulty in forecasting future claims losses in the run off of its prior reinsurance contract, on April 30, 2001, the Board of Directors of the Company approved the sale of Stamford to Butler Financial Solutions, LLC for consideration totaling $372,000. In the six months ended June 30, 2001, the Company recorded a loss of approximately $479,000 on the sale of Stamford. The closing and transfer of funds was completed on July 6, 2001.

CURRENT BUSINESS OPERATIONS

The business of the Company today comprises the "run off" of its sale of extended warranties and service contracts via the Internet and the new business opportunity it is pursuing as described below under the sub-heading "Recent Developments".

WarrantySuperstore.com Internet Business

The Company's primary business focus, through June 2002, was the sale of extended warranties and service contracts over the Internet covering automotive, home, office, personal electronics, home appliances, computers and garden equipment. The Company offered its products and services in the United States in states that permit program marketers to be the obligor on service contracts. This represented approximately 38 states for automobile service contracts and most states for other product categories. While the Company managed most functions relating to its extended warranty and service contracts, it did not bear the economic risk to repair or replace products nor did it administer the claims function. The obligation to repair or replace products rested with the Company's appointed insurance carriers, Great American Insurance Company and American Home Shield. Great American Insurance Company provided contractual liability insurance covering the obligation to repair or replace products under the Company's automobile and consumer products extended warranties and service contracts and American Home Shield covered all home warranty contracts. The Company was responsible for the marketing, recording sales, collecting payment and reporting contract details and paying premiums to the insurance carriers. In addition, the Company provided information to the insurance carriers' appointed claims administrators who handle all claims under the Company's contracts, including the payment of claims.

The Company commenced operations initially by marketing its extended warranty products directly to the consumer through its web site. During fiscal 2000 the Company developed enhanced proprietary software to facilitate more efficient processing and tracking of online warranty transactions. This provided the Company with the ability to deliver its products over the Internet through a number of distribution channels by enabling it to supply a number of different extended warranty service contracts on a co-branded or private label basis to corporations, by embedding the Company's suite of products on such corporation's web sites. This new capability was launched in January 2001. It was anticipated that this would result in substantially reduced direct marketing costs for the years ending December 31, 2001 and thereafter. As a result the Company had four distinct distribution channels: (i) direct sales to consumers, (ii) co-branded distribution, (iii) private label distribution and (iv) manufacturer/retailer partnerships.

During the first half of fiscal 2001, management became concerned by the slow progress being made by its warrantysuperstore.com business. Accordingly, alternative strategies for the Company were evaluated by the Board of Directors, including the acquisition of new business operations. As a result, the Company entered into the StrandTek Transaction but, as previously reported, the closing conditions were not met and the Exchange Agreement was terminated by written agreement between the parties. In June 2002, management determined, in light of continuing operating losses, to discontinue its warranty and service contract business and to seek new business opportunities for the Company.

RECENT DEVELOPMENTS

On February 6, 2003, the Company appointed Mark Weinreb as a member of the Board of Directors and as its President and Chief Executive Officer. The Company and Mr. Weinreb had been exploring business plans for the Company that would involve entering the medical sector by acquiring or participating in one or more biotech and/or medical companies or technologies, owning one or more drugs or medical devices that may or may not yet be available to the public, or acquiring rights to one or more of such drugs or medical devices or the royalty streams therefrom. Mr. Weinreb was appointed to finalize and execute the Company's new business plan. The Company will need to recruit management, business development and technical personnel, and develop its business model. Accordingly, it will be necessary for the Company to raise new capital. In accordance with its business plan, the Company raised $514,781 of capital, including $214,781, net of expenses of $67,719, through the sale of Common Stock, and $295,000, net of commissions of $30,000, from the sale of notes. In addition, the Company received a total of approximately $987,000 from the settlement with the StrandTek guarantors. A significant portion of the Standtek proceeds was used to pay outstanding liabilities for legal expenses, employment terminations, travel and entertainment expenses and consultants. The balance of the proceeds was used for operating expenses and the retirement of certain debt.

On December 12, 2003, the Company signed a royalty agreement with Parallel Solutions, Inc. "(PSI") to develop a new bioshielding platform technology for the delivery of therapeutic proteins and small molecule drugs in order to extend circulating half-life to improve bioavailability and dosing regimen, while maintaining or improving pharmacologic activity. The agreement provides for PSI to pay the Company a percentage of the revenue received from the sale of certain specified products or licensing activity. The Company will provide capital and guidance to PSI to conduct a proof of concept study to improve an existing therapeutic protein with the goal of validating the bioshielding technology for further development and licensing the technology. As of December 31, 2003, the Company has provided $80,000 to PSI pursuant to the royalty agreement.

On January 19, 2004, the Company entered into a letter of intent with NeoStem, Inc., a California company, whose primary business is to establish an autologous adult stem cell bank. If a definitive agreement is reached, Phase III would provide funding and guidance in connection with the adult stem cell banking enterprise in exchange for a share of the revenues derived from such enterprise. No assurances can be given that a definitive revenue sharing agreement will be finalized, that NeoStem's collection, processing and storage technology will be successfully implemented, that NeoStem will be able to commercialize its adult stem cell banking enterprise, or that there will be market acceptance of any such enterprise sufficient to generate any material revenues for NeoStem or any material royalty revenues for the Company, or that any stem cell therapeutic strategies will be successfully developed or commercialized.

RISK FACTORS

The risks described below are not the only risks facing the Company. Additional risks that the Company does not yet know of or that it currently thinks are immaterial may also impair its business operations. If any of the risks occur, its business strategy, financial condition or operating results could be adversely affected.

PHASE III HAS A HISTORY OF OPERATING LOSSES AND A SUBSTANTIAL ACCUMULATED EARNINGS DEFICIT AND IT MAY CONTINUE TO INCUR LOSSES.

Since its inception in 1980, the Company has generated only limited revenues from sales and has incurred substantial net losses of approximately $1,000,000, $1,200,000 and $2,100,000 for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, the Company had a stockholders' deficit of approximately $1,500,000. The Company expects to incur additional operating losses as well as negative cash flow from its new business operations until revenues from the purchase of royalty interests are received.

THE COMPANY HAS LIQUIDITY PROBLEMS.

At December 31, 2003, the Company had a cash balance of $210,947, deficit working capital of $793,749 and a stockholders' deficit of $1,502,774. In addition, the Company sustained losses of $1,044,145, $1,159,838 and $2,033,030 for the three fiscal years ended December 31, 2003, 2002 and 2001, respectively. The Company's lack of liquidity combined with its history of losses raises substantial doubt as to the ability of the Company to continue as a going concern. The financial statements of the Company do not reflect any adjustments relating to the doubt of its ability to continue as a going concern. On September 22, 2003, the Company commenced an equity private placement pursuant to Regulation D to raise up to $4,000,000 through the sale of up to 40,000,000 shares of its Common Stock in increments of $5,000 or 50,000 shares. Such shares will not be registered and will be subject to restrictions on resale. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, were eligible to purchase these shares. Through December 31, 2003, the Company sold 2,825,000 shares, resulting in proceeds to the Company of $214,781, net of offering costs of $67,719. The Company continues to offer these securities without the assistance of an investment banker and will collect the full proceeds from any sale. From January 1, 2004 to March 8, 2004, the Company sold an additional 400,000 shares of its Common Stock with proceeds to the Company of $40,000 from the amended private placement. Such shares will not be registered and will be subject to restrictions on resale. There can be no assurance that the Company will be able to sell sufficient quantities of these securities and may have to rely on its ability to borrow money from new and/or existing investors. Management has sold promissory notes in the aggregate principal amount of $75,000 which bear interest at 20% per annum to fund the Company until such time as sufficient proceeds are received from the private placement of its Common Stock.

THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN IS QUESTIONABLE.

At December 31, 2003, the Company's auditors, Holtz Rubenstein & Co., LLP, qualified its opinion as to the Company's ability to continue as a going concern. This qualification will make it more difficult for the Company to raise capital on favorable terms and fund the agreements currently in place.

THE COMPANY WILL CONTINUE TO EXPERIENCE CASH OUTFLOWS.

The Company continues to incur expenses, including the salary of its new president, rent, legal and accounting fees, insurance and general administrative expenses. The Company's new business activities are in the development stage and will therefore result in additional cash outflows in the coming period. The Company commenced an amended private placement of its Common Stock to raise additional equity to fund its current liabilities and its on-going cash needs for working capital, its remaining obligation to PSI of $680,000, as of March 19, 2004 and to develop its planned business operations. There can be no assurance that it will be successful in such Common Stock offering or in raising additional funds through the issuance of notes, to satisfy the Company's needs. Additionally, it is not possible at this time to state when the Company will achieve a positive cash position, if at all.

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

BECAUSE OF ITS FINANCIAL POSITION, THERE IS SUBSTANTIAL DOUBT ABOUT ITS ABILITY TO OPERATE AS A GOING CONCERN.

The Company has no cash generating revenues. As of December 31, 2003, the Company had a stockholders' deficit of $1,502,774 and had a working capital deficiency of $793,749. Although the Company recently raised $254,781 in a Common Stock private placement offering and $75,000 from the issuance of promissory notes to date, those funds have been substantially spent and the Company's financial condition still raises substantial doubt about its ability to operate as a going concern.

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

              RISKS RELATING TO THE COMPANY'S PROPOSED NEW BUSINESS

THE COMPANY HAS ONLY ONE BUSINESS PARTNER TO DATE AND IS UNCERTAIN OF ITS FUTURE PROFITABILITY WITH ITS INTENDED VENTURE TO GENERATE REVENUES FROM SUCH RELATIONSHIPS.

The Company's ability to achieve profitability in its new business is dependent in part on the agreements, if any, entered into with business partners. Currently the Company has entered into one agreement with PSI, and since the agreement is in its early stages, it is premature to predict any favorable outcome. There can be no assurance that any additional agreements will be entered into. The failure to enter into any such necessary agreements could delay or prevent the Company's new business from achieving profitability and would have a material adverse effect on the business, financial position and results of operations of the Company. Further, there can be no assurance that the Company's operations will become profitable even if the Company enters into agreements with business partners.

THE PSI ARRANGEMENT MAY NOT BE SUCCESSFUL.

The Company's contract with its first business partner, PSI, demonstrates certain of the risks of the Company's business. PSI is attempting to develop a new bioshielding platform technology for the delivery of therapeutic proteins and small molecule drugs in order to extend circulating half-life to improve bioavailability and dosing regimen, while maintaining or improving pharmacologic activity. The Company is providing funding and consulting services for PSI to conduct a proof of concept study. No assurances can be given that the proof of concept program will be successful, that any viable technology will arise from that program, that the Company or PSI will be able to commercialize any product or technology that is successfully developed, or that there will be market acceptance of any such product or technology sufficient to generate any material revenues for the Company. Even if everything is successful, it will be a long time before the Company receives any royalty revenues from the PSI project.

THERE ARE RISKS RELATING TO POTENTIAL CORPORATE COLLABORATIONS.

The Company's new business strategy includes identifying and partnering with various pharmaceutical and/or biotechnology companies that are developing a drug or medical device. There can be no assurance the Company will enter into any additional relationships with these business partners and, even if the Company does enter into such relationships, that the arrangements will be on favorable terms or that the Company's relationship will be successful. In some cases, the Company will generate income from its relationship with these companies only after its potential business partners' product has achieved significant pre-clinical and/or clinical development, has procured requisite regulatory approvals and/or has established its manufacturing capabilities.

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

THE COMPANY'S POTENTIAL BUSINESS PARTNERS MAY DEPEND ON THIRD PARTIES.

The Company's potential business partners may rely entirely on third parties for a variety of functions, including certain functions relating to research and development, manufacturing, clinical trials management, regulatory affairs and sales, marketing and distribution. There can be no assurance that the Company's potential business partners will be able to establish and maintain any of these relationships on acceptable terms or enter into these arrangements without undue delays or expenditures. In addition, the business partners may require, and seek to raise, additional capital with third parties in order to develop products and meet their working capital needs. There is no guarantee that the business partners will be able to raise such additional capital, and any agreements previously made between the business partners and the Company may make the business partners less attractive to third parties in this regard.

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

THE COMPANY'S NEW VENTURE MAY REQUIRE IT TO REGISTER AS AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940.

The Company is not registered as an investment company under the Investment Company Act of 1940, as amended (or any similar state laws) (the "Company Act"). The Company does not believe (i) it is an "investment company" pursuant to the Company Act, or (ii) that it will hold "securities" pursuant to the Company Act or the Securities Act of 1933, as amended. However, the Securities and Exchange Commission ("SEC") may disagree with the Company's position and deem the Company to be an "investment company" under the Company Act and require the Company to register as an investment company. If this were to occur, the Company's day-to-day operations would become subject to the regulatory and disclosure requirements imposed by the Company Act. The Company does not have the infrastructure to operate as an investment company. The Company has sought guidance from the SEC staff with respect to this issue. No assurance can be given that the staff will respond favorably.

                     RISKS RELATING TO INTELLECTUAL PROPERTY

IF THE COMPANY OR ITS BUSINESS PARTNERS ARE UNABLE TO OBTAIN PATENT PROTECTION FOR THE PRODUCTS THAT RESULT FROM THE MEDICAL DEVELOPMENT BUSINESS, THE VALUE OF THE MEDICAL DEVELOPMENT BUSINESS WILL BE ADVERSELY AFFECTED. IF THE COMPANY OR ITS BUSINESS PARTNERS INFRINGE PATENT OR OTHER INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES, THEY MAY NOT BE ABLE TO DEVELOP AND COMMERCIALIZE THE PRODUCTS AND SERVICES THAT WILL COMPRISE THE MEDICAL DEVELOPMENT BUSINESS OR THE COST OF DOING SO MAY INCREASE.

Patent positions of pharmaceutical and biotechnology companies are generally uncertain and involve complex legal, scientific and factual questions. The ability of the Company or its business partners to develop and commercialize products and services depends in significant part on the Company's or its business partners' ability to (i) obtain patents, (ii) obtain licenses to the proprietary rights of others on commercially reasonable terms, (iii) operate without infringing upon the proprietary rights of others, (iv) prevent others from infringing on the Company's or its business partners' proprietary rights, and (v) protect trade secrets.

THERE IS SIGNIFICANT UNCERTAINTY ABOUT THE VALIDITY AND PERMISSIBLE SCOPE OF PATENTS IN THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRY, WHICH MAY MAKE IT DIFFICULT FOR THE COMPANY OR ITS BUSINESS PARTNERS TO OBTAIN PATENT PROTECTION FOR DISCOVERIES.

The validity and permissible scope of patent claims in the pharmaceutical and biotechnology fields, including the genomics field, involve important unresolved legal principles and are the subject of public policy debate in the United States and abroad. There is also some uncertainty as to whether human clinical data will be required for issuance of patents for human therapeutics. If the Company is involved in a project in this field and if such data are required, the Company's or its business partners' ability to obtain patent protection could be delayed or otherwise adversely affected.

THIRD PARTIES MAY OWN OR CONTROL PATENTS OR PATENT APPLICATIONS AND REQUIRE THE COMPANY OR ITS BUSINESS PARTNERS TO SEEK LICENSES, WHICH COULD INCREASE THE COMPANY'S OR ITS BUSINESS PARTNERS' DEVELOPMENT AND COMMERCIALIZATION COSTS, OR PREVENT THE COMPANY OR ITS BUSINESS PARTNERS FROM DEVELOPING OR MARKETING THE COMPANY'S OR ITS BUSINESS PARTNERS' PRODUCTS OR SERVICES.

The Company or its business partners may not have rights under some patents or patent applications related to some of their existing or proposed products, processes or services. Third parties may own or control these patents and patent applications in the United States and abroad. Therefore, in some cases, in order to develop, manufacture, sell or import some of the Company's or its business partners' existing and proposed products, processes or services, the Company or its business partners may choose to seek, or be required to seek, licenses under third-party patents issued in the United States and abroad or those that might issue from United States and foreign patent applications. In such event, the Company or its business partners would be required to pay license fees or royalties or both to the licensor. If licenses are not available to the Company or its business partners on acceptable terms, the Company or its business partners may not be able to develop, manufacture, sell or import these products, processes or services.

THE COMPANY OR ITS BUSINESS PARTNERS MAY BECOME INVOLVED
IN EXPENSIVE PATENT LITIGATION OR OTHER PROCEEDINGS, WHICH COULD RESULT IN THE COMPANY OR ITS BUSINESS PARTNERS INCURRING SUBSTANTIAL COSTS AND EXPENSES OR SUBSTANTIAL LIABILITY FOR DAMAGES OR REQUIRE THE COMPANY OR ITS BUSINESS PARTNERS TO STOP THEIR DEVELOPMENT AND COMMERCIALIZATION EFFORTS.

There has been substantial litigation and other proceedings regarding the patent and other intellectual property rights in the pharmaceutical and biotechnology industries. The Company or its business partners may become a party to patent litigation or other proceedings regarding intellectual property rights.

The cost to the Company or its business partners of any patent litigation or other proceeding, even if resolved in the Company's or its business partners' favor, could be substantial. Some of the Company's or its business partners' competitors may be able to sustain the cost of such litigation or proceedings more effectively than the Company or its business partners because of their substantially greater financial resources. If a patent litigation or other proceeding is resolved against the Company or its business partners, the Company or its business partners may be enjoined from developing, manufacturing, selling or importing their products, processes or services without a license from the other party and the Company or its business partners may be held liable for significant damages. The Company or its business partners may not be able to obtain any required license on commercially acceptable terms or at all.

Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on the Company's or its business partners' ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

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

EMPLOYEES

As of December 31, 2003, the Company had one employee.

ITEM 2.  PROPERTIES

On February 21, 2003 the Company leased office space in Melville, New York at an original annual rental of $18,000. The lease has been extended for an additional twelve months and expires on March 31, 2005. The annual rental increases to approximately $19,200 on April 1, 2004 and continues until the expiration date. This space will be sufficient for the Company's needs until the business plan of the Company has been successfully executed.

ITEM 3.  LEGAL PROCEEDINGS

As discussed in Note 3 of the accompanying notes to the financial statements, StrandTek defaulted on the payment of $1,250,000 plus accrued interest due to the Company on July 31, 2002. The Company ceased accruing interest as of July 31, 2002 for financial statement purposes. As a result, on August 6, 2002, the Company filed a complaint in the Superior Court of New Jersey entitled Corniche Group Incorporated v StrandTek International, Inc., a Delaware corporation, StrandTek International, Inc., a Florida corporation, David M. Veltman, William
G. Buckles Jr., Jerome Bauman and Jan Arnett. The complaint sought recovery of the $1,250,000 loan, plus interest, costs and fees, and sought recovery against the individual defendants pursuant to their partial guarantees.

Between July 2003 and December 2003, guarantors Veltman, Buckles and Arnett paid their judgments in full, with payments totaling approximately $295,000, $295,000 and $297,000 respectively. In December 2003, the Company settled with defendant Bauman for a payment of $100,000. These payments, totaling approximately $987,000, complete the transaction.

The Company is not aware of any material pending legal proceedings or claims against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2003.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information. The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "PHSM" since July 24, 2003. Prior to that date, the Company's Common Stock traded under the symbol "CNGI." The following table sets forth the high and low bid prices of the Company's Common Stock for each quarterly period within the two most recent fiscal years and the most recent quarter, as reported by Nasdaq Trading and Market Services. On March 8, 2004, the closing bid price for the Company's Common Stock was $0.14. Information set forth in the table below represents inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.


         2003                          High               Low

         First Quarter               $ 0.13            $ 0.03

         Second Quarter                0.15              0.06

         Third Quarter                 0.31              0.08

         Fourth Quarter                0.31              0.11



         2002                          High               Low

         First Quarter               $ 0.68            $ 0.35

         Second Quarter                0.37              0.06

         Third Quarter                 0.09              0.05

         Fourth Quarter                0.10              0.04


(b) Holders. As of March 8, 2004, there were approximately 1,068 holders of record of the Company's Common Stock. -------

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

At December 31, 2003, 681,174 shares of Series A Preferred Stock were outstanding. If the preferred shareholders do not convert their shares into Common Stock, and if the Company were required to redeem any significant number of shares of Series A Preferred Stock, the Company's financial condition may be materially affected.

RECENT SALES OF UNREGISTERED SECURITIES

In September 2002, the Company sold to accredited investors, pursuant to Regulation D, five 60-day promissory notes in the principal sum of $25,000 each, resulting in net proceeds to the Company of $117,500, net of offering costs. The notes bear interest at 15% per annum payable at maturity. The terms of the notes include a default penalty pursuant to which if the notes are not paid on the due date, the holder shall have the option to purchase 25,000 shares of the Company's Common Stock for an aggregate purchase price of $125. If the non payment continues for 30 days, then on the 30th day, and at the end of each successive 30-day period until the note is paid in full, the holder has the option to purchase an additional 25,000 shares of the Company's Common Stock for an aggregate purchase price of $125. As of December 31, 2003 a total of 1,000,000 of such shares resulting in net proceeds to the Company of $5,000 were exercised because the notes remain unpaid. Options to purchase an additional 650,000 shares of Common Stock at an aggregate purchase price of $3,250 have been granted pursuant to the default penalty. Subsequent to December 31, 2003, 200,000 shares of Common Stock were purchased resulting in net proceeds to the Company of $1,000.

In February 2003, the Company sold to accredited investors, pursuant to Regulation D, a series of 30-day promissory notes in the aggregate principal sum of $50,000. The notes bear interest at 20% per annum payable at maturity. In November 2003, the Company repaid all $50,000 of such promissory notes together with all accrued interest of $6,854.

On March 17, 2003, the Company commenced a private placement offering, pursuant to Regulation D, to raise up to $250,000 in 6-month promissory notes in increments of $5,000 bearing interest at 15% per annum. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, were eligible to purchase these promissory notes. The Company raised the full $250,000 through the sale of such promissory notes, resulting in net proceeds to the Company of $225,000, net of offering costs. The note contains a default provision which raises the interest rate to 20% if the notes are not paid when due. The Company issued $250,000 of these notes and as of December 31, 2003, $60,000 of the principle amount of these notes was in default. All interest payments have been made and are current.

On September 22, 2003, the Company commenced an equity private placement pursuant to Regulation D to raise up to $4,000,000 through the sale of up to 40,000,000 shares of its Common Stock in increments of $5,000 or 50,000 shares. Such shares will not be registered and will be subject to restrictions on resale. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, were eligible to purchase these shares. The placement closed on December 31, 2003 upon the sale of 2,825,000 shares, resulting in proceeds to the Company of $214,781, net of offering costs of $67,719.

The Company amended its equity private placement (see Note 7) pursuant to Regulation D to raise up to $4,000,000 through the sale of up to 40,000,000 shares of Common Stock in increments of $5,000 or 50,000 shares. Such shares will not be registered and will be subject to restrictions on resale. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, are eligible to purchase these shares. The initial placement closed on December 31, 2003. The amended private placement does not include any investment banking fees and therefore all proceeds, less expenses such as printing, transfer fees, etc., will be paid directly to the Company. The previous investment banker, Robert M. Cohen & Company, has been fully paid for its efforts. As of March 8, 2004, 400,000 shares have been sold with proceeds to the Company of $40,000.

In February 2004, the Company sold 30 day 20% notes pursuant to Regulation D in the amount of $75,000 to two accredited investors to fund current operations. It is anticipated that these notes will be repaid from the proceeds of the amended equity private placement. These notes have a default provision that if they are not paid within 30 days, there is an additional interest payment of $250 per $25,000 for each 30 day period or part thereof.

In March 2004, the Company sold a 30 day 20% note pursuant to Regulation D in the amount of $50,000 to a director who qualifies as an accredited investor to fund current operations. It is anticipated that this note will be repaid when sufficient proceeds of the amended equity private placement are received.

ITEM 6...SELECTED FINANCIAL DATA

The selected statements of operations and balance sheet data set forth below are derived from audited financial statements of the Company. The information set forth below should be read in conjunction with the Company's audited financial statements and notes thereto. See Item 8 "Financial Statements and Supplementary Data" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation". On February 4, 1999 the Company changed its fiscal year-end from March 31 each year to December 31 each year. The selected financial data set out below has not been retroactively restated to reflect such change in fiscal year-end date and accordingly is presented as historically reported in the financial statements of the Company.


Statement of Operations:                         Year Ended      Year Ended      Year Ended     Year Ended      Year Ended
($'000 except net loss per share which is      December 31,    December 31,    December 31,   December 31,    December 31,
stated in $)                                           2003            2002            2001           2000            1999
Earned revenues                                        $ 65           $  81          $  107           $ 27             $ -

Direct costs                                             44              60              70             33               -

Gross profit                                             21              21              37            (6)               -

Operating  (loss)                                     (894)         (1,149)         (1,606)        (2,516)         (1,023)

Loss before discontinued operations and
preferred dividends                                 (1,044)         (1,160)         (1,792)        (2,296)         (1,084)

Net loss attributable to common
stockholders                                        (1,068)         (1,208)         (2,081)        (2,075)         (1,170)

Basic and diluted earnings per share:

  Loss from continuing operations                    (0.05)          (0.05)          (0.08)         (0.16)          (0.16)
  Income (loss) from discontinued operations             -               -           (0.01)         (0.02)               -

Net loss attributable to common
shareholders                                         (0.05)          (0.05)          (0.09)         (0.14)          (0.17)


Weighted average number of shares
outstanding                                      23,509,343      22,344,769      22,284,417     14,902,184       6,905,073



Balance Sheet Data:                                   As of           As of           As of          As of           As of
$'000                                          December 31,    December 31,    December 31,   December 31,    December 31,
                                                       2003            2002            2001           2000            1999

Working Capital (Deficiency)                       $  (794)          $ (82)         $ 1,085        $ 2,079         $ 3,192

Total Assets                                            312           1,183           1,836          3,757           4,905

Current Liabilities                                   1,023           1,141             489            458             868

(Accumulated Deficit)                              (10,762)         (9,694)         (8,486)        (6,406)         (4,302)

Total Stockholders' (Deficit)/Equity                (1,503)           (824)             373          2,450           3,140


Selected Quarterly Financial Data

$'000                             Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
(except net loss per share          Ended      Ended      Ended      Ended      Ended      Ended      Ended      Ended      Ended
which is stated in $)            12/31/03    9/30/03    6/30/03    3/31/03   12/31/02    9/30/02    6/30/02    3/31/02   12/31/01


Earned Revenues                      $ 15       $ 15       $ 17       $ 18       $ 19       $ 20       $ 18       $ 24       $ 42

Direct Costs                            8         11         12         13         13         14         14         19         17

Gross profit                            7          4          5          5          5          6          5          5         25

Operating Loss                      (369)      (197)      (205)      (123)      (357)      (225)      (201)      (366)      (449)

Net Loss Attributable to
Common Stockholders                 (437)      (216)      (260)      (155)      (389)      (231)    * (246)      (342)    * (725)

Net loss per share                 (0.02)     (0.01)     (0.01)     (0.01)          -     (0.01)     (0.01)     (0.02)     (0.03)


$'000                            Quarter    Quarter    Quarter
(except net loss per share         Ended      Ended      Ended
which is stated in $)            9/30/01    6/30/01    3/31/01

Earned Revenues                     $ 33       $ 21       $ 11

Direct Costs                          31         15          7

Gross profit                           2          6          4

Operating Loss                     (386)      (353)      (418)

Net Loss Attributable to
Common Stockholders                (374)      (329)      (653)

Net loss per share                (0.02)     (0.01)     (0.03)


* Includes write-off of unamortized capitalized software in fiscal 2001 of $305,333 and property and equipment impairment charges of $54,732 in fiscal 2002.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the audited financial statements and notes thereto, included in Item 8 of this report, and is qualified in its entirety by reference thereto.

GENERAL

During the first half of fiscal 2001, management became concerned by the slow progress being made by its warrantysuperstore.com business. Accordingly, alternative strategies for the Company were evaluated by the Board of Directors, including the acquisition of new business operations. As a result, on January 7, 2002 the Company entered into the StrandTek Transaction as previously reported. Consummation of the StrandTek Transaction was conditioned upon certain closing conditions, including the Company obtaining financing via an equity private placement, which ultimately could not be met and as a result in June 2002, the Exchange Agreement was formally terminated by written agreement between the Company and StrandTek. In June 2002, management also determined, in light of continuing operating losses, to discontinue its warranty and service contract business and to seek new business opportunities for the Company.

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

RESULTS OF CONTINUING OPERATIONS

The Company's "Significant Accounting Policies" are described in Note 2 to the audited financial statements and notes thereto, included in Item 8 of this report. The Company recognizes revenue from its warranty service contracts ratably over the length of the contracts executed. Additionally, the Company purchased insurance to fully cover any losses under the service contracts from a domestic carrier. The insurance premium expense and other costs related to the sale are amortized ratably over the life of the contracts.

FISCAL 2003 COMPARED TO FISCAL 2002

The Company generated recognized revenues from the sale of extended warranties and service contracts via the Internet of $65,000 in fiscal 2003. The revenues generated in the year were derived almost entirely from revenues deferred over the life of the contracts sold in prior years. Similarly, direct costs of $44,000 incurred in fiscal 2003, relate to costs previously deferred over the life of such contracts.

General and administrative expenses totaled $685,000 during the year ended December 31, 2003 as compared to $912,000 for fiscal 2002, a decrease of $227,000 or 24.9%. The decrease was primarily attributable to decreases in employee termination costs ($145,000), legal ($86,000), travel and entertainment

($65,000), directors fees ($25,000), rents ($33,000) and depreciation ($16,000)
partially offset by increases in insurance ($66,000) and salaries as a result of the employment agreement by and between the Company and Mark Weinreb ($41,000). Costs generally were significantly lower as the Company wound down its operations and closed its office facilities in Texas in July 2002.

The Company realized a loss from the unsecured, un-guaranteed note receivable from StrandTek of $150,000 in fiscal 2003. Through March 1, 2004, the Company made payments to PSI of $240,000. The Company's minimum commitment to PSI pursuant to the royalty agreement with PSI is $1,000,000.

Interest income increased by $18,000 to $89,000 in fiscal 2003 as compared to fiscal 2002 due to the collection of the StrandTek note receivable and the additional funds received from the sale of Common Stock and notes. Interest expense increased in fiscal 2003 to $215,000 from $23,000 in fiscal 2002 due to the higher level of debt and certain debt being in default and therefore subject to a higher interest rate. In addition, the Company recorded interest expense in fiscal 2003 relating to the Series A preferred in the amount of approximately $24,000 due to a recent accounting pronouncement.

For the reasons cited above, the net loss before preferred stock dividend decreased to $1,044,000 in fiscal 2003 from the comparable loss of $1,160,000 for fiscal 2002.

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

In the year ended December 31, 2002, the Company provided an allowance for the unsecured, un-guaranteed note receivable from StrandTek of $250,000 plus accrued interest of $8,103.

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

For the reasons cited above, net loss before preferred stock dividend decreased by 35.3% to $1,160,000 in 2002 from the comparable loss of $1,792,000 for fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated:
                                           Twelve Months Ended
                                           -------------------

                                 December 31, 2003     December 31, 2002

Cash provided by (used in)
operating activities                 $ (1,021,913)          $ 1,005,376

Cash provided by (used in)
investing activities                      847,419            (1,247,338)

Cash provided by (used in)
financing activities                      366,186               209,949

At December 31, 2003, the Company had a cash balance of $210,947, deficit working capital of $793,749 and a stockholders' deficit of $1,502,774. In addition, the Company sustained losses of $1,044,145, $1,159,838 and $2,033,030 for the three fiscal years ended December 31, 2003, 2002 and 2001, respectively. The Company's lack of liquidity combined with its history of losses raises substantial doubt as to the ability of the Company to continue as a going concern. On September 22, 2003 the Company commenced an equity private placement pursuant to Regulation D to raise up to $4,000,000 through the sale of up to 40,000,000 shares of its Common Stock in increments of $5,000 or 50,000 shares. Such shares will not be registered and will be subject to restrictions on resale. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, were eligible to purchase these shares. Through December 31, 2003, the Company sold 2,825,000 shares, resulting in proceeds to the Company of $214,781, net of offering costs of $67,719. The Company continues to offer these securities without the assistance of an investment banker and will collect the full proceeds from any sale. As of March 8, 2004, the Company has sold 400,000 shares of its Common Stock with proceeds to the Company of $40,000 from the amended private placement. There can be no assurance that the Company will be able to sell sufficient quantities of these securities and may have to rely on its ability to borrow money from new and/or existing investors. Management has sold promissory notes which bear interest at 20% per annum to fund the Company until such time as sufficient proceeds are received from the private placement of its Common Stock.

The following table reflects a summary of the Company's contractual cash obligations as of December 31, 2003:

                                                           Payments due by period
Contractual Obligations                               Less than                                    More than
                                         Total          1 year     1-3 years       3-5 years        5 years
Long-term debt obligations              $  9,513       $  9,513     $      0             $ 0            $ 0
Notes payable                            400,000        400,000            0               0              0
Operating leases                          23,700         18,900        4,800               0              0
Employment agreement                     438,846        199,500      239,346               0              0
Purchase obligations                     920,000        920,000            0               0              0
                                         -------        -------     --------              --             --
     Total                            $1,792,059     $1,547,913     $244,146             $ 0            $ 0
                                       =========      =========     ========              ==             ==

INFLATION

The Company does not believe that its operations have been materially influenced by inflation in the fiscal year ended December 31, 2003, a situation which is expected to continue for the foreseeable future.

SEASONALITY

The Company does not believe that its operations are seasonal in nature.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information required to be filed under this Item are presented commencing on page F-1 of the Annual Report on Form 10-K, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on the Company's Form 8-K filed January 8, 2004, as amended on February 3, 2004, on January 6, 2004, upon recommendation and approval of the Company's and Board of Directors, the Company dismissed Travis, Wolff & Company, LLP ("Travis Wolff") and engaged Holtz Rubenstein & Co., LLP ("Holtz") as the Company's independent auditors for the fiscal year ended December 31, 2003.

Travis Wolff's reports on the Company's financial statements for each of the years ended December 31, 2002 and 2001 contained a qualified opinion as to the uncertainty of the Company's ability to continue as a going concern. No modifications were made to the financial statements as a result of this uncertainty.

During the years ended December 31, 2002 and 2001 and through January 6, 2004, there were no disagreements with Travis Wolff on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which if not resolved to Travis Wolff's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During the years ended December 31, 2002 and 2001 and through January 6, 2004, the Company did not consult Holtz with respect to the application of accounting principles as to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM. 9A.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the directors and executive officers of the Company as of March 8, 2004:

Name                    Age        Position
----                    ---        --------

Mark Weinreb            51         Director, President & Chief Executive Officer
Wayne Marasco           50         Director
Joseph Zuckerman        52         Director
Michael Lax             50         Director


Mark Weinreb
Chief Executive Officer

Mr. Weinreb joined the Company on February 6, 2003 as a Director, Chief Executive Officer and President. In 1976, Mr. Weinreb joined Bio Health Laboratories, Inc., a state-of-the-art medical diagnostic laboratory providing clinical testing services for physicians, hospitals, and other medical laboratories. He progressed to become the laboratory administrator in 1978 and then an owner and the laboratory's Chief Operating Officer in 1982. Here he oversaw all technical and business facets, including finance, laboratory science technology and all the additional support departments. He left Bio Health Labs in 1989 when he sold the business to a biotechnology company listed on the New York Stock Exchange. In 1992, Mr. Weinreb founded Big City Bagels, Inc., a national chain of franchised upscale bagel bakeries and became Chairman and Chief Executive Officer of such entity. The company went public in 1995 and in 1999 he redirected the company and completed a merger with an Internet service provider. In 2000, Mr. Weinreb became the Chief Executive Officer of Jestertek, Inc., a 12-year old software development company pioneering gesture recognition and control using advanced inter-active proprietary video technology. In 2002, he left Jestertek after arranging additional financing. Mr. Weinreb received a Bachelor of Arts degree in 1975 from Northwestern University and a Master of Science degree in 1982 in Medical Biology, from C.W. Post, Long Island University.

Wayne Marasco, M.D., Ph.D.
Director

Dr. Marasco joined the Board of Directors of the Company in June 2003. Dr. Marasco is an Associate Professor in the Department of Cancer Immunology & AIDS at the Dana-Farber Cancer Institute and Associate Professor of Medicine in the Department of Medicine, Harvard Medical School. Dr. Marasco is a board-certified physician specializing in the treatment of infectious diseases. His clinical sub-specialty is in the treatment of immunocompromised (cancer, bone marrow and solid organ transplants) and HIV-1 infected patients.

The Marasco research laboratories are primarily focused on the areas of antibody engineering and gene therapy. New immuno- and genetic- therapies for HIV-1 infection / AIDS, HTLV-1, the etiologic agent in Adult T-cell Leukemia, and other emerging infectious diseases are being studied. Dr. Marasco's laboratory is recognized internationally for its pioneering development of intracellular antibodies (sFv) or "intrabodies" as a new class of molecules for research and gene therapy applications. He is the author of more than 70 peer reviewed research publications, numerous chapters, books and monographs and has been an invited speaker at many national and international conferences in the areas of antibody engineering, gene therapy and AIDS. Dr. Marasco is also the Scientific Director of the National Foundation for Cancer Research (NFCR) Center for Therapeutic Antibody Engineering. The NFCR Center is located at the Dana-Faber Cancer Institute and will work with investigators globally to develop new human monoclonal antibody drugs for the treatment of human cancers.

In 1995, Dr. Marasco founded IntraImmune Therapies, Inc., a gene therapy and antibody engineering company. He served as the Chairman of the Scientific Advisory Board until the company was acquired by Abgenix in 2000. He has also served as a scientific advisor to several biotechnology companies working in the field of antibody engineering, gene discovery and gene therapy. He is an inventor on numerous issued and pending patent applications.

Joseph Zuckerman, M.D.
Director

Joseph D. Zuckerman joined the Board of Directors of the Company in January 2004. Since 1997, Dr. Zuckerman has been Chairman of the NYU-Hospital for Joint Diseases Department of Orthopaedic Surgery and the Walter A. L. Thompson Professor of Orthopaedic Surgery at the New York University School of Medicine. He is responsible for one of the largest departments of orthopaedic surgery in the country, providing orthopaedic care at five different hospitals including Tisch Hospital, the Hospital for Joint Diseases, Bellevue Hospital Center, the Manhattan Veteran's Administration Medical Center and Jamaica Hospital. He is also the Director of the Orthopaedic Surgery Residency Program, which trains more than 60 residents in a five year program.

Dr. Zuckerman holds leadership positions in national organizations and is President of the American Shoulder and Elbow Surgeons and Chair of the Council on Education for the American Academy of Orthopaedic Surgeons. He recently developed and successfully implemented a sponsorship program between the hospital and the New York Mets. His clinical practice is focused on shoulder surgery and hip and knee replacement and he is the author or editor of ten textbooks, 60 chapters and more than 200 articles in the orthopaedic and scientific literature.

Michael Lax
Director

Michael Lax joined the Board of Directors of the Company in March 2004 and graduated from the University of Rochester with degrees in Chemical and Mechanical Engineering. Upon his graduation in 1975, Mr. Lax went to work for Kodak as a Process and Product Development Engineer. Since 1988, Mr. Lax has been the President and Chief Executive Officer of Autronic Plastics, Inc. and its subsidiaries, a plastic manufacturing concern specializing in plastic product design, mold construction and manufacturing of industrial and precision components such as medical devices, office products, life safety products and entertainment packaging. Autronic Plastics, Inc.'s clients include Pfizer, Borders Books & Music, Blockbuster, Circuit City, Nintendo, and Cooper Lighting Company. Mr. Lax's 28 years of experience at Autronic Plastics, Inc. have centered on creative ideation, concept development and managing executions to ensure that the integrity of the initial designs come alive. Taking the company in a new direction, Mr. Lax founded Clear-Vu Products in 1990 to further specialize in the entertainment-packaging sector.

Mr. Lax has been awarded numerous patents for packaging designs, solid state illumination, and life safety products. In addition, his work and collaborations have received numerous design awards including a Gold Industrial Design Excellence Award from the Industrial Designers Society of America.

COMMITTEES OF THE BOARD OF DIRECTORS

Composition of the Board of Directors. Because of the Company's recent reorganization and implementation of its new business plan, and its ongoing efforts to engage qualified board members under its new business plan, the Company does not have a separately designated audit committee or compensation committee at this time. Accordingly, the Company's Board of Directors has determined that the Company does not have an audit committee financial expert.

The Company continues to seek new board members in order to implement its reorganization and new business plan, and appoint a separately designated audit committee.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. These persons are required by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on the Company's review of these reports and written representations furnished to the Company, the Company believes that in 2003 each of the reporting persons complied with these filing requirements, except that a report on Form 4 reporting one transaction in February 2003 with respect to Mark Weinreb due on February 8, 2003 was not filed until February 17, 2003, a report on Form 5 reporting four transactions for the year ended December 31, 2002 with respect to James J. Fyfe due on February 14, 2003 was not filed until June 10, 2003 and a report on Form 5 reporting four transactions for the year ended December 31, 2002 with respect to Paul L. Harrison due on February 14, 2003 was not filed until June 10, 2003. These late filings were inadvertent and required filings were made promptly after noting the failures to file.

CODE OF ETHICS

         The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions). A copy of such Code of Ethics has been filed as Exhibit 14.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid during the three years ended December 31, 2003 to the Company's Chief Executive Officer. No other executive officer of the Company earned in excess of $100,000 for services rendered during fiscal 2003.


                           Summary Compensation Table


                                                                      Annual            Long-Term
                                                                   Compensation       Compensation
                                                                   ------------       ------------
                                                                                       Securities
                                                                                       Underlying          All Other
 Name and Principal Position                 Notes      Year          Salary          Options/SAR's      Compensation
 ---------------------------                 -----      ----          ------          ------------       ------------
 Mark Weinreb                                 (1)       2003         $ 157,154          2,500,000          $ 11,000
 Chief Executive Officer
 (Appointed February 6, 2003)



Notes:
(1) All other compensation comprises monthly automobile allowances.

OPTION GRANTS IN 2003

The following table provides certain information with respect to options granted to the Company's chief executive officer during the fiscal year ended December 31, 2003:

Option Grants in Last Fiscal Year

                                    Percent of                                          Potential Realizable Value
                                       Total                                            at Assumed Annual Rates of
                       Number of      Options      Exercise      Market                   Stock Price Appreciation
                      Securities    Granted to     Price        Price on                     for Option Term(1)
                     Underlying      Employees                  Date of                 ---------------------------
                       Options          In         per Share      Grant     Expiration
        Name          Granted(2)    Fiscal Year      ($)           ($)         Date           5%             10%
---------------------------------- -------------- ----------  ----------- ------------ ------------- ----------------
Mark Weinreb            2,500,000      100%          $0.03       $0.03       2/6/13      $128,275        $204,257
====================

----------------------
(1)    The Securities and Exchange  Commission (the "SEC")  requires  disclosure of the potential  realizable  value  or  present  value of each  grant.  The 5% and 10%
       assumed  annual rates of  compounded  stock price  appreciation  are mandated by rules of the SEC and do not represent  the  Company's  estimate or projection of the Company's  future Common Stock prices.  The  disclosure  assumes the options will be held for the full ten-year  term prior to exercise.  Such options may be exercised  prior to the end of such ten-year term. The actual value,  if any, an executive  officer may realize will depend on the excess of the stock price over the  exercise  price  on the date  the  option  is  exercised.  There  can be no assurance that the stock price will appreciate at the rates shown in the table.


(2)    These options vested immediately.

OPTION EXERCISES AND HOLDINGS

The following table provides information concerning options exercised during 2003 and the value of unexercised options held by each of the executive officers named in the Summary Compensation Table at December 31, 2003.

                       Option Values at December 31, 2003


                                                             Number of
                                                         Securities Underlying
                            Shares                        Unexercised Options                       Value of
                           Acquired                      at December 31, 2003                 In-the-Money Options at
                              On                           (# of shares)                     December 31, 2003 ($)(1)
                           Exercise      Value      --------------------------------- -------------------------------------
          Name           (# shares)     Realized     Exercisable     Unexercisable       Exercisable       Unexercisable
  --------------------- ------------- ------------- -------------- ------------------ ------------------- -----------------

  Mark Weinreb               --          --          2,500,000            --               $300,000             --
  ==========================================================================================================================

  ---------------------
(1)  Based on $0.15 per share, the closing  price of the Company's Common  Stock,  as reported by the
     OTC  Bulletin  Board, on December 31, 2003.


EMPLOYMENT AGREEMENTS

On February 6, 2003, Mr. Weinreb was appointed President and Chief Executive Officer of the Company and the Company entered into an employment agreement with Mr. Weinreb. The employment agreement has an initial term of three years, with automatic annual extensions unless terminated by the Company or Mr. Weinreb at least 90 days prior to an applicable anniversary date. The Company has agreed to pay Mr. Weinreb an annual salary of $180,000 for the initial year of the term, $198,000 for the second year of the term, and $217,800 for the third year of the term. In addition, he is entitled to an annual bonus in the amount of $20,000 for the initial year in the event, and concurrently on the date, that the Company has received debt and/or equity financing in the aggregate amount of at least $1,000,000 since the beginning of his service, and $20,000 for each subsequent year of the term, without condition.

In addition, the Company, pursuant to its newly adopted 2003 Equity Participation Plan, entered into a Stock Option Agreement with Mr. Weinreb (the "Initial Option Agreement"). Under the Initial Option Agreement, the Company granted Mr. Weinreb the right and option, exercisable for 10 years, to purchase up to 2,500,000 shares of the Company's Common Stock at an exercise price of $0.03 per share and otherwise upon the terms set forth in the Initial Option Agreement. In addition, in the event that the closing price of the Company's Common Stock equals or exceeds $0.50 per share for any five consecutive trading days during the term of the employment agreement (whether during the initial term or an annual extension), the Company has agreed to grant to Mr. Weinreb, on the day immediately following the end of the five day period, an option for the purchase of an additional 2,500,000 shares of the Company's Common Stock for an exercise price of $0.50 per share, pursuant to the 2003 Equity Participation Plan and a Stock Option Agreement to be entered into between the Company and Mr. Weinreb containing substantially the same terms as the Initial Option Agreement, except for the exercise price and that the option would be treated as an "incentive stock option" for tax purposes only to the maximum extent permitted by law (the "Additional Option Agreement"). The Company has agreed to promptly file with the Securities and Exchange Commission a Registration Statement on Form S-8 (the "Registration Statement") pursuant to which the issuance of the shares covered by the 2003 Equity Participation Plan, as well as the resale of the Common Stock issuable upon exercise of the Initial Option Agreement, are registered. Additionally, the Company has agreed, following any grant under the Additional Option Agreement, to promptly file a post-effective amendment to the Registration Statement pursuant to which the Common Stock issuable upon exercise thereof shall be registered for resale. Mr. Weinreb has agreed that he will not resell publicly any shares of the Company's Common Stock obtained upon exercise of any Initial Agreement or the Additional Option Agreement prior to the first anniversary of the date of the employment agreement.

In connection with the hiring of Mr. Weinreb and in anticipation of its new business line, on July 24, 2003, the Company held a meeting of stockholders to elect two directors, to approve and ratify the Company's 2003 Equity Participation Plan pursuant to which 15,000,000 shares of the Company's Common Stock are authorized to be issued, approve an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock to 250,000,000, and approve a change of the Company's name to "Phase III Medical, Inc."

Director Compensation

All current independent directors have individually received options to purchase 300,000 shares of the Company's Common Stock pursuant to the Company's 2003 Equity Participation Plan at prices ranging from $0.05 to $0.15. In addition to these options, all independent directors are reimbursed for out of pocket travel expenses and will receive an annual option grant to purchase 50,000 shares of the Company's Common Stock on the date of the Company's annual stockholder's meeting; provided; however, that no director may receive more than one grant of these options in any calendar year. Upon achieving certain target increases in stock price for a defined period of time during an existing independent directors tenure, the Company has agreed to grant each director an additional option to purchase 100,000 shares of the Company's Common Stock substantially upon the same terms of the options to purchase 300,000 shares of the Company's Common Stock previously granted, except for the exercise price of such options.

         ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following table sets forth information as to the number of shares of the Company's Common Stock beneficially owned, as of March 8, 2004, by (i) each beneficial owner of more than five percent of the outstanding Common Stock, (ii) each current named executive officer and director and (iii) all current executive officers and directors of the Company as a group. All shares are owned both beneficially and of record unless otherwise indicated. Unless otherwise indicated, the address of each beneficial owner is c/o Phase III Medical, Inc., 330 South Service Road, Suite 120, Melville, New York 11747.


                                 Number and Percentage of Shares of Common Stock Owned


                                                                                                        Percentage
                                                                          # of Shares              of Common Stock
Name and Address of Beneficial                          Notes            Beneficially           Beneficially Owned
Owner                                                                           Owned                  (See Note 1)
Joel San Antonio
56 North Stanwich Road
Greenwich, CT 06831                                                         3,752,500                       13.9%

Mark Weinreb                                              (2)               2,540,000                        9.4%

Wayne Marasco                                             (3)                 800,000                        3.0%

Michael Lax                                               (3)                 300,000                        1.1%

Joseph Zuckerman, M.D.                                    (3)                 550,000                        2.0%

All current  directors  and officers as a
group (four persons)                                  (2) (3)               4,190,000                       15.6%
Notes:
(1)   Based on 26,926,460 shares of Common Stock outstanding on March 8, 2004.
(2)   Includes 2,500,000 currently exercisable options to purchase Common Stock.
(3)   Includes 300,000 currently exercisable options to purchase Common Stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about the Company's Common Stock that may be issued upon the exercise of options, warrants and rights under the Company's 2003 Equity Participation Plan as of December 31, 2003. This plan was the Company's only equity compensation plan in existence as of December 31, 2003


                                                                                                 (c)
                                                                                         Number of Securities
                                                                                          Remaining Available
                                                                                          For Future Issuance
                                              (a)                       (b)                 Under Equity
                                     Number of Securities to      Weighted-Average        Compensation Plan
                                     be Issued Upon Exercise     Exercise Price of      (Excluding Securities
                                     of Outstanding Options,    Outstanding Options,        Reflected In
          Plan Category                Warrants and Rights      Warrants and Rights          Column(a))
          -------------             -------------------------  ---------------------  ------------------------

Equity Compensation Plans
Approved by

Shareholders............                           3,700,000                  $0.05                11,300,000

Equity Compensation
Plans Not Approved by
Shareholders                                               0                      0                         0
                                    -------------------------  ---------------------  ------------------------


TOTAL                                              3,700,000                  $0.05                11,300,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

All audit and audit-related work and all non-audit work performed by the Company's independent accountants is approved in advance by the Board of Directors of the Company, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered.

Audit Fees. Audit fees billed or expected to be billed to the Company by the Company's principal accountant for the audit of the financial statements included in the Company's Annual Reports on Form 10-K, and reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q, for the years ended December 31, 2003 and 2002 totaled approximately $48,185 and $48,228, respectively.

Audit-Related Fees. The Company was billed $0 and $0 by the Company's principal accountant for the fiscal years ended December 31, 2003 and 2002, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the caption Audit Fees above.

Tax Fees. The Company was billed or expected to be billed an aggregate of $5,072 and $2,900 by the Company's principal accountant for the fiscal years ended December 31, 2003 and 2002, respectively, for tax services, principally advice regarding the preparation of income tax returns.

All Other Fees. The Company incurred fees for the fiscal years ended December 31, 2003 and 2002, respectively, for permitted non-audit services of $3,230 and $0, respectively.

The Company's Board of Directors pre-approved the Company's engagement of Holtz Rubenstein & Co., LLP to act as the Company's independent auditor for the fiscal year ended December 31, 2003. The Company's Board of Directors pre-approved Travis Wolff & Company, L.L.P. to act as the Company's independent auditor for the fiscal years ended December 31, 2002 and December 31, 2001. The Company's independent auditors performed all work only with its full time permanent employees.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

The following documents are being filed as part of this Report:

(a)(1)  Financial Statements:

Reference is made to the Index to Financial Statements and Financial Statement Schedule on Page F-1.

(a)(2)  Financial Statement Schedule.

Reference is made to the Index to Financial Statements and Financial Statement Schedule on Page F-1.

All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements or Notes thereto.

(a)(3)   Exhibits:

3      (a)    Certificate of Incorporation filed September 18, 1980 (1)                                 3
       (b)    Amendment to Certificate of Incorporation filed September 29, 1980 (1)                    3
       (c)    Amendment to Certificate of Incorporation filed July 28, 1983 (2)                       3(b)
       (d)    Amendment to Certificate of Incorporation filed February 10, 1984 (2)                   3(d)
       (e)    Amendment to Certificate of Incorporation filed March 31, 1986 (3)                      3(e)
       (f)    Amendment to Certificate of Incorporation filed March 23, 1987 (4)                      3(g)
       (g)    Amendment to Certificate of Incorporation filed June 12, 1990 (5)                       3.8
       (h)    Amendment to Certificate of Incorporation filed September 27, 1991 (6)                  3.9
       (i)    Certificate of Designation filed November 12, 1994 (7)                                  3.8
       (j)    Amendment to Certificate of Incorporation filed September 28, 1995 (9)                  3(j)
       (k)    Certificate of Designation for the Series B Preferred Stock
              dated May 18, 1998 (10)                                                                 C 3(f)
       (l)    Amendment to Certificate of Incorporation dated May 18, 1998 (10)                         A
       (m)    Amendment to Certificate of Incorporation filed July 24, 2003 (15)                       3.1
       (n)    By-laws of the Corporation, as amended on April 25, 1991 (6)
4      (a)    Form of Underwriter's Warrant (6)                                                      4.9.1
       (b)    Form of Promissory Note - 1996 Offering (9)                                             4(b)
       (c)    Form of Promissory Note - 1997 Offering (9)                                             4(c)
       (d)    Form of Common Stock Purchase Warrant - 1996 Offering (9)                               4(d)
       (e)    Form of Common Stock Purchase Warrant - 1997 Offering (9)                               4(e)
       (f)    Form of Promissory Note - September 2002 Offering (13)                                  4.1
       (g)    Form of Promissory Note - February 2003 Offering (13)                                   4.2
       (h)    Form of Promissory Note - March 2003 Offering (13)                                      4.3
10     (a)    1992 Stock Option Plan (8)                                                               B
       (b)    Stock Purchase Agreement, dated as of March 4, 1998, between
              the Company and the Initial Purchasers named therein (10)                                B
       (c)    1998 Employee Stock Option Plan (10)                                                     D
       (d)    Stock Contribution Exchange Agreement with StrandTek International, Inc.
              dated January 7, 2002, as amended on February 11, 2002 (11)                             10(o)
       (e)    Supplemental Disclosure Agreement to Stock Contribution Exchange
              Agreement with StrandTek International, Inc. dated January 7, 2002 (11)                 10(p)
       (f)    Employment Agreement dated as of February 6, 2003 by and between



              Corniche Group Incorporated and Mark Weinreb (12)                                       99.2
       (g)    Stock Option Agreement dated as of February 6, 2003 between
              Corniche Group Incorporated and Mark Weinreb (12)                                       99.3
       (h)    Corniche Group Incorporated 2003 Equity Participation Plan (12)                         99.4
       (i)    Royalty Agreement, dated as of December 5, 2003, by and between
              Parallel Solutions, Inc. and Phase III Medical, Inc. (13)(14)                           10.1
       (j)    Form of Stock Option Agreement (13)                                                     10.2
14     (a)    Code of Ethics for Senior Financial Officers (13)                                       14.1
23     (a)    Consent of Holtz Rubenstein & Co., LLP (13)                                             23.1
31     (a)    Certification of Chief Executive Officer pursuant to Section 302
              of the Sarbanes-Oxley Act of 2002 (13)                                                  31.1
32     (a)    Certification pursuant to 18 U.S.C. Section 1350, as adopted
              pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (13)                          32.1

Notes:

(1) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's registration statement on Form S-18, File No. 2-69627, which exhibit is incorporated here by reference.
(2) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's registration statement on Form S-2, File No. 2-88712, which exhibit is incorporated here by reference.
(3) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's registration statement on Form S-2, File No. 33-4458, which exhibit is incorporated here by reference.
(4) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's annual report on Form 10-K for the year ended September 30, 1987, which exhibit is incorporated here by reference.
(5) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's registration statement on Form S-3, File No. 33-42154, which exhibit is incorporated here by reference.
(6) Filed with the Securities and Exchange Commission as an exhibit to the Company's registration statement on Form S-1, File No. 33-42154, which exhibit is incorporated here by reference.
(7) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's annual report on Form 10-K for the year ended September 30, 1994, which exhibit is incorporated here by reference.
(8) Filed with the Securities and Exchange Commission as an exhibit, as indicated above, to the Company's proxy statement dated March 30, 1992, which exhibit is incorporated here by reference.
(9) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's annual report on Form 10-K for the year ended March 31, 1996, which exhibit is incorporated here by reference.
(10) Filed with the Securities and Exchange Commission as an exhibit, as indicated above, to the Company's proxy statement dated April 23, 1998, which exhibit is incorporated here by reference.
(11) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's annual report on Form 10-K for the year ended December 31, 2001, which exhibit is incorporated here by reference.
(12) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of the Company on Form 8-K, dated February 6, 2003, which exhibit is incorporated here by reference.
(13)     Filed herewith.

(14) Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions of this exhibit have been filed separately with the Securities and Exchange Commission on a confidential basis.
(15) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of the Company on Form 8-K, dated July 24, 2003, which exhibit is incorporated here by reference.

(b)      Reports on Form 8-K

On December 12, 2003, the Company filed a Current Report on Form 8-K (under Items 5 and 7) regarding the Royalty Agreement, dated as of December 5, 2003, by and between Parallel Solutions, Inc. and Phase III Medical, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Phase III Medical, Inc.


                                                  By:   /s/ Mark Weinreb
                                                        ----------------
                                                        Mark Weinreb, President

Dated:  March 30, 2004.


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signatures                           Title                              Date
----------                           -----                              ----



/s/ Mark Weinreb                     Director, President
------------------------------       and Chief Executive Officer  March 30, 2004
Mark Weinreb




/s/ Wayne Marasco                    Director                     March 30, 2004
------------------------------
Wayne Marasco




/s/ Joseph Zuckerman                 Director                     March 30, 2004
------------------------------
Joseph Zuckerman


/s/ Michael Lax                      Director                     March 30, 2004
------------------------------
Michael Lax

                             PHASE III MEDICAL, INC.


                                Table of Contents






                                                                                                                Page
                                                                                                        ----------------------
Report of Independent Certified Public Accountants -
        Holtz Rubenstein & Co., LLP                                                                             F - 1

Report of Independent Certified Public Accountants -
        Travis, Wolff & Company, L.L.P.                                                                         F - 2

Financial Statements:

        Consolidated Balance Sheets at December 31, 2003 and 2002                                               F - 3

        Consolidated Statements of Operations
                          Years Ended December 31, 2003, 2002 and 2001                                          F - 4

        Consolidated Statements of Stockholder's Equity (Deficit)
                          Years Ended December 31, 2003, 2002 and 2001                                          F - 5

        Consolidated Statements of Cash Flows
                          Years Ended December 31, 2003, 2002 and 2001                                          F - 6

        Notes to Consolidated Financial Statements                                                          F - 8 - F - 21


                          Independent Auditors' Report



Board of Directors and Stockholders
Phase III Medical, Inc.
Melville, New York


We have audited the accompanying consolidated balance sheet of Phase III Medical, Inc. as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity (deficit ) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Phase III Medical, Inc. as of December 31, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                               /s/ HOLTZ RUBENSTEIN & CO., LLP
Melville, New York
February 3, 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Phase III Medical, Inc.

We have audited the accompanying consolidated balance sheet of Phase III Medical, Inc. (the "Company") as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phase III Medical, Inc. as of December 31, 2002 and the consolidated results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming Phase III Medical, Inc. will continue as a going concern. As discussed in the accompanying notes to the consolidated financial statements, the Company sold its insurance subsidiary in July 2001. Additionally, the Company discontinued sales of its extended warranty service contracts through its website in December 2001. Accordingly, the Company has no operations nor available means to finance its current expenses and with which to pay its current liabilities. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/TRAVIS, WOLFF & COMPANY, L.L.P.

Dallas, Texas
March 11, 2003


                                             PHASE III MEDICAL, INC.

                                           Consolidated Balance Sheets


                                                                                                     December 31,
                                                                                               -------------------------
                                                                                                       2003        2002
                                                                                                ------------ -----------
ASSETS
Current assets:
     Cash and cash equivalents                                                                 $    210,947 $    19,255
     Notes receivable, net of allowance of $250,000 in 2002                                               -   1,000,000
     Prepaid expenses and other current assets, net of allowance
          of $8,103 in 2002                                                                          18,024      40,094
                                                                                                ------------ -----------

          Total current assets                                                                      228,971   1,059,349

Property and equipment, net                                                                           1,935           -

Deferred acquisition costs                                                                           77,782     123,835

Other assets                                                                                          3,000           -
                                                                                                ------------ -----------

                                                                                               $    311,688 $ 1,183,184
                                                                                                ============ ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Interest and dividends payable - preferred stock                                          $    433,196 $   385,512
     Accounts payable                                                                                87,896     344,279
     Accrued liabilities                                                                             92,115     157,806
     Stockholder advances                                                                                 -     106,000
     Notes payable                                                                                  400,000     125,000
     Current portion of long-term debt                                                                9,513      22,595
                                                                                                ------------ -----------

          Total current liabilities                                                               1,022,720   1,141,192

Unearned revenues                                                                                   110,568     175,200

Series A mandatorily redeemable convertible preferred stock                                         681,174     681,174

Long-term debt                                                                                            -       9,513

COMMITMENTS AND CONTINGENCIES

Stockholders' equity (deficit):
 Preferred stock; authorized, 5,000,000 shares Series B
   convertible redeemable preferred stock, liquidation
   value, 10 shares of common stock per share, $.01 par
   value; authorized, 825,000 shares; issued and
   outstanding, 10,000 shares at December 31, 2003 and
   at December 31, 2002                                                                                 100         100
 Common stock, $.001par value; authorized, 250,000,000
   shares;
    issued and outstanding, 26,326,460 at December 31, 2003
    and 22,398,710 shares at December 31, 2002                                                       26,327      22,399
 Additional paid-in capital                                                                       9,232,753   8,847,573
 Accumulated deficit                                                                            (10,761,954) (9,693,967)
                                                                                                ------------ -----------

          Total stockholders' equity (deficit)                                                   (1,502,774)   (823,895)
                                                                                                ------------ -----------

                                                                                               $    311,688 $ 1,183,184
                                                                                                ============ ===========


The accompanying notes are an integral part of the consolidated financial statements



                                        PHASE III MEDICAL, INC.

                                 Consolidated Statements of Operations





                                                                              Years ended December 31,
                                                             -----------------------------------------------------------
                                                                         2003              2002                2001
                                                              -------------------- ----------------- -------------------

Earned revenues                                              $             64,632 $          81,348 $           107,447

Direct Costs                                                              (43,608)          (60,565)            (70,674)
                                                              -------------------- ----------------- -------------------

            Gross Profit                                                   21,024            20,783              36,773

Selling, general and administrative                                      (685,353)         (911,950)         (1,642,874)
Purchase of medical royalty stream                                        (80,000)                -                   -
Realized loss on note receivable                                         (150,000)                -                   -
Provision for uncollectible note receivable and
 accrued interest                                                               -          (258,103)                  -
                                                              -------------------- ----------------- -------------------

            Operating loss                                               (894,329)       (1,149,270)         (1,606,101)

Other income (expense):
Unrealized gain on marketable securities                                        -                 -              18,779
Realized loss on marketable securities                                          -            (3,490)                  -
Property and equipment impairment charge                                        -           (54,732)                  -
Capitalized software impairment charge                                          -                 -            (305,333)
Interest income                                                            88,923            70,676             107,183
Interest expense - Series A mandatorily
redeemable convertible preferred stock                                    (23,842)                -                   -
Interest expense                                                         (214,897)          (23,022)             (6,212)
                                                              -------------------- ----------------- -------------------

                                                                         (149,816)          (10,568)           (185,583)
                                                              -------------------- ----------------- -------------------
Loss before discontinued
operations and preferred dividend                                      (1,044,145)       (1,159,838)         (1,791,684)

Discontinued operations:
Income from operations                                                          -                 -             237,898
Loss on disposal                                                                -                 -            (479,244)
                                                              -------------------- ----------------- -------------------


                                                                                -                 -            (241,346)
                                                              -------------------- ----------------- -------------------

Net loss                                                               (1,044,145)       (1,159,838)         (2,033,030)

Preferred dividend                                                        (23,842)          (47,684)            (47,684)
                                                              -------------------- ----------------- -------------------

Net Loss attributable to common stockholders                 $         (1,067,987)$      (1,207,522)$        (2,080,714)
                                                              ==================== ================= ===================

Basic earnings per share
Loss before discontinued operations                                         (0.05)            (0.05)              (0.08)
Loss from discontinued operations                            $                  - $               - $             (0.01)
                                                              -------------------- ----------------- -------------------

Net loss attributable to common stockholders                 $              (0.05)$           (0.05)$             (0.09)
                                                              ==================== ================= ===================

Weighted average common shares outstanding                             23,509,343        22,344,769          22,284,417
                                                              ==================== ================= ===================



The accompanying notes are an integral part of the consolidated financial statements



                                        PHASE III MEDICAL, INC.

                       Consolidated Statements of Stockholders' Equity (Deficit)



                                                    Series B
                                                   Convertible
                                                 Preferred Stock    Common Stock     Additional
                                                 --------------- -------------------  Paid-in    Accumulated
                                                  Shares  Amount   Shares    Amount   Capitol     Deficit     Total
                                                 -------- ------ ----------- ------- ---------- ------------ -----------

Balance at December 31, 2000                      20,000 $  200  22,280,210 $22,280 $8,833,156 $ (6,405,731)$ 2,449,905
Issuance of common stock to directors                  -      -      10,500      11      4,531            -       4,542
Series A convertible stock dividends                   -      -           -       -          -      (47,684)    (47,684)
Net loss                                               -      -           -       -          -   (2,033,030) (2,033,030)
                                                 -------- ------ ----------- ------- ---------- ------------ -----------

Balance at December 31, 2001                      20,000    200  22,290,710  22,291  8,837,687   (8,486,445)    373,733
Issuance of common stock to directors                  -      -       8,000       8      1,113            -       1,121
Conversion of Series B convertible
 preferred stock into common stock               (10,000)  (100)    100,000     100          -            -           -
Series A convertible stock dividends                   -      -           -       -          -      (47,684)    (47,684)
Stock options granted with debt                        -      -           -       -      8,773            -       8,773
Net loss                                               -      -           -       -          -   (1,159,838) (1,159,838)
                                                 -------- ------ ----------- ------- ---------- ------------ -----------

Balance at December 31, 2002                      10,000    100  22,398,710  22,399  8,847,573   (9,693,967)   (823,895)
Issuance of common stock for cash,
 net of offering costs                                 -      -   2,825,000   2,825    211,956            -     214,781
Issuance of common stock upon
exercise of common stock options                       -      -   1,000,000   1,000      4,000            -       5,000
Issuance of common stock for services                  -      -     100,000     100      2,900            -       3,000
Issuance of common stock to directors                  -      -       2,750       3        300            -         303
Series A convertible stock dividends                   -      -           -       -          -      (23,842)    (23,842)
Stock options granted with debt                        -      -           -       -    166,024            -     166,024
Net loss                                               -      -           -       -          -   (1,044,145) (1,044,145)
                                                 -------- ------ ----------- ------- ---------- ------------ -----------

Balance at December 31, 2003                      10,000 $  100  26,326,460 $26,327 $9,232,753 $(10,761,954)$(1,502,774)
                                                 ======== ====== =========== ======= ========== ============ ===========



The accompanying notes are an integral part of the consolidated financial statements


                                        PHASE III MEDICAL, INC.

                                 Consolidated Statements of Cash Flows



                                                                                          Years ended December 31,
                                                                                     -----------------------------------
                                                                                           2003        2002        2001
                                                                                     ----------- ----------- -----------

Cash flows from operating activities:                                               $(1,044,145)$(1,159,838)$(2,033,030)
 Net loss
 Adjustments to reconcile net loss to net cash (used in)
  Provided by operating activities:
    Net income from discontinued operations                                                   -           -    (237,898)
    Loss on sale of subsidiary                                                                -           -     479,244
    Property and equipment impairment charge                                                  -      54,732           -
    Capitalized software impairment charge                                                    -           -     305,333
    Common shares issued and stock options granted for
      interest expense and for services rendered                                        169,327       9,894       4,542
    Depreciation                                                                            646      16,766     155,436
Series A mandatorily redeemable
      convertible preferred stock                                                        23,842           -           -
    Unearned revenues                                                                   (64,632)    (84,579)    144,971
    Deferred acquisition costs                                                           46,053      59,744    (106,629)
    Realized loss on note receivable                                                    150,000           -           -
    Provision for uncollectible note receivable and
      accrued interest                                                                        -     258,103           -
    Changes in operating assets and liabilities :
      Marketable securities                                                                   -   1,503,374     872,840
      Prepaid expenses and other current assets                                          22,070     (28,463)     55,557
      Other assets                                                                       (3,000)      4,175           -
      Accounts payable, accrued expenses
        and other current liabilities                                                  (322,074)    371,468     (14,209)
                                                                                     ----------- ----------- -----------

  Net cash (used in) provided by operating activities                                (1,021,913)  1,005,376    (373,843)

Cash flows from investing activities:
  Acquisition of property and equipment                                                  (2,581)     (1,133)     (9,061)
  Notes receivable                                                                      850,000  (1,250,000)          -
  Proceeds from sale of property and equipment                                                -       3,795           -
  Proceeds from sale of subsidiary                                                            -           -     372,000
                                                                                     ----------- ----------- -----------

  Net cash provided by (used in) investing activities                                   847,419  (1,247,338)    362,939

Cash flows from financing activities:
  Net proceeds from issuance of capital stock                                           219,781           -           -
  Stockholder advances                                                                 (106,000)    106,000           -
  Net proceeds from notes payable                                                       275,000     125,000           -
  Repayment of long-term debt                                                           (22,595)    (21,051)    (23,432)
                                                                                     ----------- ----------- -----------

   Net cash provided by (used in) financing activities                                  366,186     209,949     (23,432)
                                                                                     ----------- ----------- -----------

Net increase (decrease) in cash and cash equivalents                                    191,692     (32,013)    (34,336)

Cash and cash equivalents at beginning of year                                           19,255      51,268      85,604
                                                                                     ----------- ----------- -----------

Cash and cash equivalents at end of year                                            $   210,947 $    19,255 $    51,268
                                                                                     =========== =========== ===========



The accompanying notes are an integral part of the consolidated financial statements

                                        PHASE III MEDICAL, INC.


                                                                                    Years ended December 31,
                                                                        ------------------------------------------------
                                                                                   2003             2002           2001
                                                                        ----------------  ---------------  -------------

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
   Interest                                                            $         26,483  $         8,804  $       6,212
                                                                        ================  ===============  =============

Supplemental schedule of non-cash investing and financing activities

Issuance of common stock for services rendered                         $          3,303  $         1,121  $       4,542
                                                                        ================  ===============  =============

Compensatory element of stock options                                  $        166,024  $         8,773  $           -
                                                                        ================  ===============  =============

Net accrual of dividends on Series A preferred stock                   $         23,842  $        47,684  $      47,684
                                                                        ================  ===============  =============



The accompanying notes are an integral part of the consolidated financial statements

                            PHASE III MEDICAL, INC.
                 Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 1 - The Company


Phase III Medical, Inc. (hereinafter referred to as the "Company") was known as Corniche Group Incorporated until it changed its name on July 24, 2003. The Company was incorporated in Delaware on September 18, 1980 under the name Fidelity Medical Services, Inc. From its inception through March 1995, the Company was engaged in the development, design, assembly, marketing, and sale of medical imaging products. As a result of a reverse merger with Corniche Distribution Limited and its Subsidiaries ("Corniche") the Company was engaged in the retail sale and wholesale distribution of stationery products and related office products, including office furniture, in the United Kingdom. Effective March 25, 1995, the Company sold its wholly-owned medical imaging products subsidiary. On September 28, 1995 the Company changed its name to Corniche Group Incorporated. In February 1996, the Company's United Kingdom operations were placed in receivership by their creditors. Thereafter, through May 1998, the Company had no activity. On March 4, 1998, the Company entered into a Stock Purchase Agreement ("Agreement"), approved by the Company's stockholders on May 18, 1998, with certain individuals (the "Initial Purchasers") whereby the Initial Purchasers acquired an aggregate of 765,000 shares of a newly created Series B Convertible Redeemable Preferred Stock, par value $0.01 per share. Thereafter the Initial Purchasers endeavored to establish for the Company new business operations in the property and casualty specialty insurance and the service contract markets. On September 30, 1998, the Company acquired all of the capital stock of Stamford Insurance Company, Ltd. ("Stamford") from Warrantech Corporation ("Warrantech") for $37,000 in cash in a transaction accounted for as a purchase. On April 30, 2001, the Company sold Stamford for a consideration of $372,000. During 2001, the Company recorded a loss of approximately $479,000 on the sale of Stamford. The closing was effective May 1, 2001 and transfer of funds was completed on July 6, 2001.


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

                            PHASE III MEDICAL, INC.
                 Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------


Note 1 - The Company - (Continued)

On December 12, 2003, the Company signed a royalty agreement with Parallel Solutions, Inc. "(PSI") to develop a new bioshielding platform technology for the delivery of therapeutic proteins and small molecule drugs in order to extend circulating half-life to improve bioavailability and dosing regimen, while maintaining or improving pharmacologic activity. The agreement provides for PSI to pay the Company a percentage of the revenue received from the sale of certain specified products or licensing activity. The company will provide capital and guidance to PSI to conduct a Proof of Concept Study to improve an existing therapeutic protein with the goal of validating the bioshielding technology for further development and licensing the technology. The Company will need to recruit management, business development and technical personnel, and develop its business model. Accordingly, it will be necessary for the Company to raise new capital. There can be no assurance that any such business plan developed by the Company will be successful, that the Company will be able to acquire such new business or rights or raise new capital, or that the terms of any transaction will be favorable to the Company.

The business of the Company today comprises the "run off" of its sale of extended warranties and service contracts via the Internet and the new business opportunity it is pursuing in the medical/bio-tech sector.

At December 31, 2003, the Company had a cash balance of $210,947, deficit working capital of $793,749 and a stockholders' deficit of $1,502,774. In addition the Company sustained losses of $1,044,145, $1,159,838 and $2,033,030 for the three fiscal years ended December 31, 2003, 2002 and 2001 respectively. The Company's lack of liquidity combined with its history of losses raises substantial doubt as to the ability of the Company to continue as a going concern. The consolidated financial statements of the Company do not reflect any adjustments relating to the doubt of its ability to continue as a going concern. Management is presently selling notes which bear interest at 20% per annum to fund the Company until such time as sufficient proceeds, if any, are received from the private placement of its common stock. On September 22, 2003 the Company commenced an equity private placement to raise up to $4 million through the sale of up to 40 million shares of its Common Stock in increments of $5,000 or 50,000 shares. Through December 31, 2003, the Company sold 2,825,000 shares, resulting in proceeds to the Company of $214,781. The Company continues to offer these securities without the assistance of an investment banker and will collect the full proceeds from any sale. There can be no assurance that the Company will be able to sell these securities and may have to rely on its ability to borrow money from new and or existing investors.

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

(c) Cash Equivalents: Short-term cash investments, which have a maturity of ninety days or less when purchased, are considered cash equivalents in the consolidated statement of cash flows.

                            PHASE III MEDICAL, INC.
                 Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------


Note 2 - Summary of Significant Accounting Policies - (Continued)

(d) Concentrations of Credit-Risk: Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash. The Company places its cash accounts with high credit quality financial institutions, which at times may be in excess of the FDIC insurance limit.

(e) Property and Equipment: The cost of property and equipment is depreciated over the estimated useful lives of the related assets of 3 to 5 years. The cost of computer software programs are amortized over their estimated useful lives of five years. Depreciation is computed on the straight-line method. Repairs and maintenance expenditures that do not extend original asset lives are charged to expense as incurred.

(f) Income Taxes: The Company, in accordance with SFAS 109, "Accounting for Income Taxes", recognizes (a) the amount of taxes payable or refundable for the current year and, (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an enterprise's financial statement or tax returns.

(g) Pro Forma Effect of Stock Options: Financial Accounting Standards Board Interpretation No. 44 is an interpretation of APB Opinion No. 25 and SFAS No. 123 which requires that effective July 1, 2000, all options issued to non-employees after January 12, 2000 be accounted for under the rules of SFAS No. 123. Options granted to non-employees after December 15, 1998 through January 12, 2000 are also required to follow SFAS No. 123 retrospectively from July 1, 2000. The effect of adoption of the Interpretation was a charge to operations in 2000 of $2,667 and an increase in additional paid in capital in the same amount. Assuming the fair market value of the stock at the date of grant to be $.3125 per share in May 1996, $.40625 per share in May 1997, $.6875 in January 1999 and $1.00 per share in September 1999, $1.94 in June 2000, $1.097 in September 2000 and $.03 in February 2003, $.05 in May, June and July 2003, and $.18 in September 2003, the life of the options to be from three to ten years, the expected volatility at 200%, expected dividends are none, and the risk-free interest rate of between 4% and 10%, the Company would have recorded compensation expense of $205,760, $43,593 and $59,129, respectively, for the years ended December 31, 2003, 2002 and 2001 as calculated by the Black-Scholes option pricing model.


         As such, proforma net loss and net loss per share would be as follows:

                                                      2003                2002                 2001
                                                 ---------------     ----------------     ---------------

Net loss as reported                        $       (1,067,987)  $       (1,159,838)   $     (2,033,030)
Additional compensation                               (205,760)             (43,593)            (59,129)
                                                 ---------------     ----------------     ---------------

Adjusted net loss                           $       (1,273,747)  $       (1,203,431)   $     (2,092,159)
                                                 ===============     ================     ===============

Net loss per share as reported              $             (.05)  $            (0.05)   $          (0.09)
                                                 ===============     ================     ===============

Adjusted net loss per share                 $             (.05)  $            (0.05)   $          (0.09)
                                                 ===============     ================     ===============



                            PHASE III MEDICAL, INC.
                 Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------



Note 2 - Summary of Significant Accounting Policies - (Continued)

(h)      Recent Accounting Pronouncements:

         In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34". FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit and warranty obligations. It also clarifies that at the time a company issues a guarantee, a company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The provisions of FIN 45 relating to initial recognition and measurement must be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and measurement provisions did not have a significant impact on the Company's financial condition or results of operations. The disclosure requirements of FIN 45, which were effective for both interim and annual periods that end after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's consolidated financial statements.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", to address perceived weaknesses in the accounting and financial reporting for investments or interests in entities commonly known as special purpose or off-balance-sheet entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was required to be applied to preexisting entities of the Company as of the beginning of the first quarter after June 15, 2003. FIN 46 was required to be applied to all new entities with which the Company became involved beginning February 1, 2003. The adoption of FIN No. 46 did not have a material impact on the Company's consolidated financial statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement clarifies accounting and reporting for derivative instruments, including certain embedded derivatives, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement was developed to respond to concerns expressed by users of financial statements about issuers' classification in the statement of financial position of certain financial instruments that have characteristics of both liabilities and equity but that have been presented either entirely as equity or between the liabilities section and the equity section of the statement of financial position "mezzanine equity"). This Statement also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares. SFAS No. 150 aims to eliminate diversity in practice by requiring certain types of

                            PHASE III MEDICAL, INC.
                 Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 2 - Summary of Significant Accounting Policies - (Continued)

         "freestanding" financial instruments, such as mandatorily redeemable instruments, to be reported as liabilities. Preferred dividends on these instruments are now classified as interest expense. Retroactive reclassification of amounts reported in historical financial statements for periods prior to the effective date of SFAS No. 150 is not permitted. The provisions of SFAS No. 150, which also include a number of new disclosure requirements, was effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commenced after June 15, 2003. Accordingly, the Company has classified the Series A Convertible Preferred Stock as a long-term liability in accordance with the provisions of SFAS No. 150. See Note 9 for a further discussion.

(i) Advertising Costs: The Company expenses advertising costs as incurred. Advertising costs amounted to $107,117 for the year ended December 31, 2001. There were no advertising costs in 2003 or 2002.

(j) Earnings Per Share: Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented as it is anti-dilutive in all periods presented.

(j) Revenue Recognition: Stamford's reinsurance premiums are recognized on a pro rata basis over the policy term. The deferred policy acquisition costs are the net cost of acquiring new and renewal insurance contracts. These costs are charged to expense in proportion to net premium revenue recognized. The provisions for losses and loss-adjustment expenses include an amount determined from loss reports on individual cases and an amount based on past experience for losses incurred but not reported. Such liabilities are necessarily based on estimates, and while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings currently.

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


(k) Purchase of Royalty Interests: The Company charges payments for the purchase of future potential royalty interests to expense as paid and will record revenues when royalty payments are received.

                            PHASE III MEDICAL, INC.
                 Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 3 - Notes Receivable

In January 2002, the Company advanced to StrandTek a loan of $1 million on an unsecured basis, which is personally guaranteed by certain of the principal shareholders of StrandTek and a further loan of $250,000 on February 19, 2002 on an unsecured basis. Such loans bear interest at 7% per annum and were due on July 31, 2002 following termination of the Agreements (as discussed in Note 1) in June 2002. StrandTek failed to pay the notes on the due date and the Company commenced legal proceedings against StrandTek and the guarantors to recover the principal, accrued interest and costs of recovery. The Company ceased accruing interest on July 31, 2002. Subsequent to July 31, 2002, the notes accrue interest at the default rate of 12% per annum. The Company provided an allowance for the $250,000 unsecured loan and interest of $8,103 at December 31, 2002. On July 24, 2003 the Company entered into a Forbearance Agreement with personal guarantors Veltmen and Buckles pursuant to which they made payments totaling $590,640, including interest of $90,640. A similar Forbearance Agreement was reached with personal guarantor Arnett as of July 28, 2003 pursuant to which he paid $287,673, including interest of $37,673. A Settlement Agreement was reached with personal guarantor Bauman as of December 23, 2003 pursuant to which he paid $100,000 in full settlement of the judgment against him in the amount of $291,406. The payment was received on December 30, 2003 as stated in the agreement. These payments, totaling approximately $987,000 were paid as full satisfaction for the outstanding amounts owed to the Company. Accordingly, the Company recorded a realized loss on these notes of $150,000 in 2003.

Note 4 - Accrued Expenses

Accrued expenses are as follows:

                                                                                     December 31,
                                                                      -------------------------------------
                                                                           2003                 2002
                                                                      ----------------     ----------------

  Professional fees                                              $             49,009  $            28,500
  Interest on notes payable                                                    27,835                5,446
  Employment contract termination                                                   -              120,000
  Other                                                                        15,271                3,860
                                                                      ----------------     ----------------

                                                                 $             92,115  $           157,806
                                                                      ================     ================

Note 5 - Notes Payable

In September 2002, the Company sold to accredited investors five 60-day promissory notes in the principal sum of $25,000 each, resulting in net proceeds to the Company of $117,500, net of offering costs. The notes bear interest at 15% per annum payable at maturity. The notes include a default penalty pursuant to which, if the notes are not paid on the due date, the holder shall have the option to purchase twenty five thousand shares of the Company's common stock for an aggregate purchase price of $125. If the non payment continues for 30 days, then on the 30th day, and at the end of each successive 30-day period until the note is paid in full, the holder shall have the option to purchase an

                            PHASE III MEDICAL, INC.
                 Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 5 - Notes Payable - (Continued)

additional twenty five thousand shares of the Company's common stock for an aggregate purchase price of $125. At December 31, 2003, the Company had reserved 750,000 (2002: 250,000) shares of the Company's common stock for issuance against exercise of the options granted pursuant to the default penalty and recognized $166,024 (2002: $8,773) as a charge to interest expense. See Note 7.

On February 11, 2003, the Company commenced a private placement offering to raise up to $100,000 in 30-day promissory notes in increments of $5,000 bearing interest at 20% per annum. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, were eligible to purchase these promissory notes. The Company raised $50,000 through the sale of such promissory notes, resulting in net proceeds to the Company of $45,000, net of offering costs. In November 2003, the Company repaid all $50,000 of such promissory notes together with all accrued interest of $6,854.
On March 17, 2003, the Company commenced a private placement offering to raise up to $250,000 in 6-month promissory notes in increments of $5,000 bearing interest at 15% per annum. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, were eligible to purchase these promissory notes. The Company raised the full $250,000 through the sale of such promissory notes, resulting in net proceeds to the Company of $225,000, net of offering costs. The notes contain a default provision which raises the interest rate to 20% if the notes are not paid when due. The Company issued $250,000 of these notes. As of December 31, 2003, $60,000 of the principal amount of these notes were in default. All interest payments have been made and are current. As of March 15, 2004, all of these notes are in default and bear interest at 20%.

Note 6 - Series A Mandatorily Redeemable Convertible Preferred Stock

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

Notwithstanding any of the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. During the years ended December 31, 2000 and 1999, 128,880 and 18,711, respectively, shares of Series A Preferred Stock were converted into 24,743 and 3,586, respectively, shares of common

                            PHASE III MEDICAL, INC.
                 Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

Note  6  -  Series  A  Mandatorily  Redeemable  Convertible  Preferred  Stock  -
(Continued)

stock. At December 31, 2003, 2002 and 2001, 681,174 shares of Series A Preferred Stock were outstanding, and accrued dividends on these outstanding shares were $433,196, $385,512 and $337,827 respectively.

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

Note 7 - Stockholders' Equity

(a)      Series B Convertible Redeemable Preferred Stock:

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

         During the year ended December 31, 2000, holders of 805,000 shares of the Series B Preferred Stock converted their shares into 8,050,000 shares of the Company's common stock. During the year ended December 31, 2002, the holders of 10,000 shares of the Series B Preferred Stock converted their shares into 100,000 shares of the Company's common stock.

         At December 31, 2003 and 2002, 10,000 Series B Preferred Shares were issued and outstanding. The Company's right to repurchase or redeem shares of Series B Stock was eliminated in fiscal 1999 pursuant to the terms of the Agreement and the Certificate of Designation.

(b)      Common Stock:


         At the 2003 annual meeting, the stockholders approved an amendment increasing the authorized common stock to 250 million shares from 75 million shares.

                            PHASE III MEDICAL, INC.
                 Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

(b)      Common Stock: -continued

         In 2001, the Company issued 10,500 shares of its common stock whose fair value was $4,542, in 2002 8,000 shares of its common stock whose fair value was $1,121 and in 2003 2,750 shares of its common stock whose fair value was $303 to its board members for director's fees.

         In 2003, the Company issued 1,000,000 shares of its common stock, resulting in net proceeds to the Company of $5,000 as a result of the exercise of stock options granted pursuant to the default provisions of the 60 day promissory notes discussed in Note 5.

         On February 6, 2003, the Company entered into a deferment agreement with three major creditors pursuant to which liabilities of approximately $523,887 in aggregate, were deferred, subject to the success of the Company's debt and equity financing efforts. In addition, in consideration for the deferral, the Company agreed to issue 100,000 restricted shares of the Company's common stock, whose fair value was $3,000. The deferred creditors were paid in full, during 2003 from the recoveries against the StrandTek (see Note 3) personal guarantors.

         On September 22, 2003 the Company commenced an equity private placement to raise up to $4 million through the sale of up to 40 million shares of its Common Stock in increments of $5,000 or 50,000 shares. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, were eligible to purchase these shares. The placement closed on December 31, 2003 upon the sale of 2,825,000 shares, resulting in proceeds to the Company of $214,781, net of offering costs of $67,719.

         The Company retained Robert M. Cohen & Company as placement agent, on a best efforts basis, for the offering. The Company agreed to pay the placement agent an amount equal to 10% of the proceeds of the offering as commissions for the placement agents' services in addition to reimbursement of the placement agents' expenses (by way of a 3% non-accountable expense allowance) and indemnification against customary liabilities.

(c)      Warrants:

         The Company has issued common stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company.

         In connection with the September 2003 equity private placement, the Company issued a 5 year warrant to purchase 282,500 shares of its Common Stock at an exercise price of $.12 per share to its retained placement agent, Robert M. Cohen & Company. The warrant contains "piggyback registration rights. The fair value of these warrants were $13,500 at December 31, 2003.

         A total of 326,500 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of December 31, 2003 at prices ranging from $.12 to $8.10 and expiring through December 2008. No warrants were exercised during any of the periods presented.

                            PHASE III MEDICAL, INC.
                 Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

(d)      Stock Option Plans:

         (i) The 1998 Employee Incentive Stock Option Plan provides for the granting of options to purchase shares of the Company's common stock to employees. Under the 1998 Plan, the maximum aggregate number of shares that may be issued under options is 300,000 shares of common stock. The aggregate fair market value (determined at the time the option is granted) of the shares for which incentive stock options are exercisable for the first time under the terms of the 1998 Plan by any eligible employee during any calendar year cannot exceed $100,000. Options are exercisable at the fair market value of the common stock on the date of grant and have five-year terms. The exercise price of each option is 100% of the fair market value of the underlying stock on the date the options are granted and are exercisable for a period of ten years, except that no option will be granted to any employee who, at the time the option is granted, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary unless (a) at the time the options are granted, the option exercise price is at least 110% of the fair market value of the shares of common stock subject to the options and (b) the option by its terms is not exercisable after the expiration of five years from the date such option is granted. The Board of Directors' Compensation Committee administers the 1998 Plan. The 1998 Employee Incentive Stock Option Plan was superceded by the 2003 Equity Participation Plan in February 2003. (see below).

         (ii) In April 1992, the Company adopted the 1992 Stock Option Plan to provide for the granting of options to directors. According to the terms of this plan, each director is granted options to purchase 1,500 shares each year. The maximum amount of the Company's common stock that may be granted under this plan is 20,000 shares. The plan expired by its own terms in 2002.

         Stock option activity under the 1992 and 1998 Stock Option Plans is as follows:


                                                                                  Weighted
                                                         Number of            Average Exercise
                                                           Shares                   Price
                                                      ------------------     --------------------
          Balances at December 31, 2000                         403,000    $                1.45
          Granted                                                75,000                     0.37
          Expired                                               (1,500)                     0.31
          Cancelled                                           (175,000)                     1.23
                                                      ------------------     --------------------

          Balances at December 31, 2001                         301,500                     1.30
          Granted                                                     -                        -
          Expired                                               (1,500)                     0.41
          Cancelled                                           (300,000)                     1.31
                                                      ------------------     --------------------

          Balances at December 31, 2003 and 2002                     -    $                   -
                                                      ==================     ====================

                            PHASE III MEDICAL, INC.
                 Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------


  (e)     Stock Option Plans:- Continued

          Under the 1998 and 1992 plans outstanding options expire 90 days after termination of the holder's status as employee or director. All options were granted at an exercise price equal to the fair value of the common stock at the grant date. Therefore, in accordance with the provisions of APB Opinion No. 25 related to fixed stock options, no compensation expense is recognized with respect to options granted or exercised. Under the alternative fair-value based method defined in SFAS No. 123, the fair value of all fixed stock options on the grant date would be recognized as expense over the vesting period.


          (iii) At the 2003 annual meeting, the stockholders approved the 2003 Equity Participation Plan. The Company has reserved 15,000,000 shares of common stock for the grant of incentive stock options and non-statutory stock options to employees and non-employee directors, consultants and advisors. Pursuant to such plan the Company entered into a Stock Option Agreement with Mr. Weinreb (the "Initial Option Agreement"). Under the Initial Option Agreement, the Company granted Mr. Weinreb the right and option, exercisable for 10 years, to purchase up to 2,500,000 shares of the Company's common stock at an exercise price of $0.03 per share.


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


          Additionally, the Company has granted options to purchase 1,200,000 shares of Common Stock at exercise prices ranging from $.05 to $.18 to members of its board of directors and its advisory board. All options were granted at an exercise price equal to the fair value of the common stock at the date of grant.



          Stock option activity under the 2003 Equity Participation Plan is as follows:



                                                                               Range of
                                                                               Exercise                 Weighted Average
                                                     Number of Shares (1)        Price                   Exercise Price
                                                --------------------------    --------------     ---------------------------
          Balance at December 31, 2002                                  -                 -                               -
          Granted                                               3,700,000       $.03 - $.18                            $.05
          Exercised                                                     -                 -                               -
          Expired                                                       -                 -                               -
          Cancelled                                                     -                 -                               -
                                                --------------------------    --------------     ---------------------------

          Balance at December 31, 2003                          3,700,000       $.03 - $.18   $                        $.05
                                                                              ==============     ===========================
          (1) All options are exercisable for a period of ten years.

                            PHASE III MEDICAL, INC.
                 Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 8 - Income Taxes

     Deferred tax assets consisted of the following as of December 31:

                                                           2002                2003                     2001
                                                 --------------------    --------------------     -------------------
Net operating loss carryforwards              $         2,566,000     $         2,068,000     $           1,828,000
Depreciation and amortization                               1,000                  62,000                   126,000
Capital loss carryforward                                 149,000                 166,000                   166,000
Deferred revenue                                           38,000                  60,000                    88,000
Deferred legal and other fees                              30,000                 158,000                         -
Allowance for notes receivable                                  -                  88,000                         -
Other, net                                                      -                       -                         -
                                                 --------------------    --------------------     -------------------

Net deferred tax assets                                 2,784,000               2,602,000                 2,208,000
Deferred tax asset valuation allowance
                                                       (2,784,000)              (2,602,000)              (2,208,000)
                                                 --------------------    --------------------     -------------------
                                              $                 -     $                 -     $                   -
                                                 ====================    ====================     ===================

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for each year summarized below:

                                                            2003                  2002                   2001
                                                      ------------------    ------------------     -----------------
Federal tax benefit at statutory rate                           (34.0%)               (34.0%)               (34.0%)
Change in valuation allowance                                    34.0%                 33.0%                 33.0%
Permanent difference                                                -                   1.0%                  1.0%
                                                      ------------------    ------------------     -----------------

Provision for income taxes                                       0.00%                 0.00%                 0.00%
                                                      ==================    ==================     =================


The Tax Reform Act of 1986 enacted a complex set of rules limiting the utilization of net operating loss carryforwards to offset future taxable income following a corporate ownership change. The Company's ability to utilize its NOL carryforwards is limited following a change in ownership in excess of fifty percentage points during any three-year period.

Upon receipt of the proceeds from the last foreign purchasers of the Company's common stock in January 2000, common stock ownership changed in excess of 50% during the three-year period then ended. At December 31, 2003, the Company had net operating loss carryforwards of approximately $7,547,000. Included in the net operating loss carryforward is approximately $2,121,000 that has been limited by the ownership change. The tax loss carryforwards expire at various dates through 2023. The future tax benefit of the net operating loss carryforwards aggregating approximately $2,566,000 at December 31, 2003 has been fully reserved as it is not more likely than not that the Company will be able to use the operating loss in the future.

                            PHASE III MEDICAL, INC.
                 Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 9 - Segment Information

Until April 30, 2001, the Company operated in two segments; as a reinsuror and as a seller of extended warranty service contracts through the Internet. The reinsurance segment has been discontinued with the sale of Stamford (see Note
1), and the Company's remaining revenues are derived from the run-off of its sale of extended warranties and service contracts via the Internet. Additionally, the Company is currently establishing a new business in the medical, bio-tech sector. The Company's operations are conducted entirely in the U.S. Although the Company has not realized any revenue from its purchase of royalty revenue interests, the Company will be operating in two segments until the "run-off" is completed.

Note 10 - Related Party Transactions

The Company processes claims on its warranty contracts through Warrantech Corporation (Warrantech), in which a principal shareholder of the Company is also a significant shareholder and Chief Executive Officer, President and Chairman of the Board of Directors. Warrantech receives an administration fee of $50 per contract for processing the claim. Total administrative fees paid to Warrantech in 2003, 2002 and 2001 totaled $0, $0 and $48,506, respectively.


Note 11 - Commitments and Contingencies

On February 21, 2003 the Company leases office space in Melville, New York at an original annual rental of $18,000. The lease has been extended for an additional twelve months and expires on March 31, 2005. The annual rental increases to approximately $19,200 on April 1, 2004 and continues until the expiration date.

On February 6, 2003, the Company entered into an employment agreement with the President and CEO. The employment agreement has an initial term of three years, with automatic annual extensions unless terminated by the Company or by the President at least 90 days prior to an applicable anniversary date. The Company has agreed to pay the President an annual salary of $180,000 for the initial year of the term, $198,000 for the second year of the term, and $217,800 for the third year of the term. In addition, the Company will pay an annual bonus in the amount of $20,000 for the initial year in the event, and concurrently on the date, that the Company has received debt and/or equity financing in the aggregate amount of at least $1,000,000 since the beginning of the President's service, and $20,000 for each subsequent year of the term, without condition.

On December 5, 2003 the Company entered into a royalty agreement with Parallel Solutions, Inc. ("PSI") to develop a new bioshielding platform technology for the delivery of therapeutic proteins and small molecule drugs in order to extend circulating half-life to improve bioavailability and dosing regimen, while maintaining or improving pharmacologic activity. The Royalty Agreement provides for PSI to pay Phase III a percentage of the revenue received from the sale of certain specified products or licensing activity. Phase III shall provide capital in nine monthly installments of $80,000, commencing in December 2003, for a total payment of $720,000 and guidance to PSI to conduct a Proof of Concept Study to improve an existing therapeutic protein with the goal of validating the bioshielding technology for further commercial development and licensing the technology. There can be no assurances that the Company will be able to raise sufficient capital to pay this obligation or if fully paid, a royalty will be paid to the Company by PSI under the terms of the agreement.

                            PHASE III MEDICAL, INC.
                 Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 12 - Subsequent Events

As described in Note 5, the Company granted purchasers of the Company's September 2002 60-day promissory notes, options to purchase shares of common stock if the Company defaulted on the payment of principal or interest on such promissory notes. For each 30 day period, the purchaser is granted the option to purchase 25,000 shares of common stock for an aggregate price of $125 on the 30th day. In January 2004, two holders of such promissory notes exercised their options and purchased 200,000 shares of common stock resulting in net proceeds to the Company of $1,000.

The Company amended its equity private placement (see Note 7) to raise up to $4 million through the sale of up to 40 million shares of Common Stock in increments of $5,000 or 50,000 shares. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, are eligible to purchase these shares. The initial placement closed on December 31, 2003 as stated in Note 9. The amended private placement does not include any investment banking fees and therefore all proceeds, less expenses such as printing, transfer fees, etc., will be paid directly to the Company. The previous investment banker, Robert M. Cohen & Company, has been fully paid for its efforts

In February 2004, the Company sold 30 day 20% notes in the amount of $75,000 to two accredited investors to fund current operations. It is anticipated that these notes will be repaid from the proceeds of the amended equity private placement. These notes have a default provision that if they are not paid within 30 days, there is an additional interest payment of $250 per $25,000 for each 30 day period or part thereof.

                               EXHIBITS FORM 10-K