Form 10-Q
period 2004-03-31
PHASE III MEDICAL INC/DE
filed 2004-05-11
CIK 320017

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes __ No X

            29,256,460 SHARES, $.001 PAR VALUE, AS OF APRIL 30, 2004

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                                    I N D E X


                                                                        Page No.
Part I  - Financial Information:                                        -------

         Item 1.             Financial Statements (Unaudited):

                             Balance Sheets
                             At March 31, 2004 and December 31, 2003         3

                             Statements of Operations
                             For the three months
                             ended March 31, 2004 and 2003                   4

                             Statements of Cash Flows
                             for the three months ended
                             March 31, 2004 and 2003                         5


                             Notes to Unaudited Financial Statements        6-9


         Item 2.             Management's Discussion and Analysis of
                             Financial    Condition   and   Results   of   10-11
                             Operations

         Item 3.             Quantitative  and  Qualitative  Disclosures     12
                             About
                             Market Risk

         Item 4.             Controls and Procedures                         12


Part     II  -  Other Information:

         Item 1.             Legal Proceedings                               13

         Item 3.             Defaults Upon Senior Securities                 13

         Item 6.             Exhibits and Reports on Form 8-K.               13

                             Signatures                                      14

                             PHASE III MEDICAL, INC.


                                 BALANCE SHEETS
                                   (Unaudited)



               ASSETS


                                      March 31,  December 31,
                                        2004        2003
                                    ------------------------

Current assets:
  Cash and equivalents                   $23,645   $210,947
  Prepaid expenses and other current
   assets                                 30,791     18,024
                                    ------------------------

        Total current assets              54,436    228,971

Property and equipment, net                2,740      1,935
Deferred acquisition costs                58,509     77,782
Other assets                               3,000      3,000
                                    ------------------------

                                        $118,685   $311,688
                                    ========================

            LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
  Interest and dividends payable -
   preferred stock                      $445,117    $433,196
  Accounts payable                       125,398      87,896
  Accrued liabilities                    104,001      92,115
  Notes payable                          520,000     400,000
  Current portion of long-term debt        3,549       9,513
                                    -------------------------

        Total current liabilities      1,198,065   1,022,720

Unearned revenues                         83,226     110,568

Series A mandatorily redeemable
 convertible preferred stock             681,174     681,174

Stockholders' Deficit:
  Preferred stock;  authorized,
   5,000,000 shares
    Series B convertible redeemable
     preferred stock,
    liquidation value, 10 shares of
     common stock per
    share; $0.01 par value;
     authorized, 825,000 shares;
     issued and outstanding, 10,000
      shares                                 100         100

  Common stock, $.001 par value;
   authorized,
    250,000,000 shares; issued and
     outstanding,
    27,506,460 shares at March 31,
     2004 and
    26,326,460 shares at December
     31, 2003                             27,507      26,327
  Additional paid-in capital           9,346,773   9,232,753
  Accumulated deficit                (11,218,160)(10,761,954)
                                    -------------------------

         Total stockholders' deficit  (1,843,780) (1,502,774)
                                    -------------------------

                                        $118,685    $311,688
                                    =========================


                 See accompanying notes to financial statements

                             PHASE III MEDICAL, INC.


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                        Three Months Ended March 31,

                                                                          2004                2003
                                                                          ----                ----

              Earned revenues                                               $  27,342           $  18,004
               Direct costs                                                   (19,273)            (12,923)
                                                                        ---------------------------------
              Gross profit                                                     8,069               5,081
                Selling, general and administrative                         (149,083)           (128,578)
              Purchase of medical royalty stream                            (240,000)                   -
                                                                        ---------------------------------
              Operating loss                                                (381,014)           (123,497)
              Other income (expense):
                Interest income                                                  159                   4
                Interest expense                                             (63,430)            (19,487)
                Interest expense - Series A mandatorily redeemable
                     convertible preferred stock                             (11,921)                   -
                                                                        ---------------------------------
              Net loss                                                      (456,206)           (142,980)


              Preferred dividend                                                    -            (11,921)
                                                                        ---------------------------------
              Net loss attributable to common stockholders                $ (456,206)        $  (154,901)
                                                                        =================================
              Net loss per common share                                      $  (.02)          $    (.01)
                                                                        =================================
              Weighted average
                common shares outstanding                                  26,650,636          22,517,599
                                                                        =================================


                 See accompanying notes to financial statements.

                            PHASE III MEDICAL, INC.


                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                           For the Three
                                                            Months Ended
                                                             March 31,
                                                     --------------------------
                                                               2004       2003
                                                     --------------------------

Cash flows from operating activities:
Net loss                                                  $(456,206) $(142,980)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Common shares issued and stock
  options granted for services rendered and
  interest expense                                           19,200     16,255
Depreciation                                                    308
Deferred acquisition costs                                   19,273     12,923
Changes in operating asset and
  liabilities:
Prepaid expenses and other current assets                   (12,767)    (9,006)
Unearned revenues                                           (27,342)   (18,004)
Accounts payable, accrued expenses,
  and other current liabilities                              61,309     81,737
                                                     --------------------------

Net cash used in operating activities                      (396,225)   (59,075)
                                                     --------------------------

Cash flows from investing activities:
Acquisition of property and equipment                        (1,113)      (587)
                                                     --------------------------
Net cash used in investing activities                        (1,113)      (587)
                                                     --------------------------

Cash flows from financing activities:
Net proceeds from issuance of common stock                   96,000        750
Net proceeds from advances on notes payable                 120,000     60,000
Repayment of long-term debt                                  (5,964)    (5,466)
                                                     --------------------------
Net cash provided by financing activities                   210,036     55,284
                                                     --------------------------

Net decrease in cash and cash equivalents                  (187,302)    (4,378)

Cash and cash equivalents at beginning of period            210,947     19,255
                                                     --------------------------

Cash and cash equivalents at end of period                  $23,645    $14,877
                                                     ==========================

                                                Three Month Ended March  31,
                                               -------------------------------
                                                   2004         2003
                                               -------------------------------
Supplemental  Disclosure of Cash Flow
 Information:

Cash paid during the period for:

   Interest                                         $17,299         $663
                                          ===============================

Supplemental Schedule of Non-cash
 Financing Activities:

  Net accrual of dividends on Series A
   Preferred Stock                                       $-      $11,921
                                          ===============================

  Issuance of common stock for services
   rendered                                              $-       $3,124
                                          ===============================
  Compensatory element of stock options             $47,629      $13,131
                                          ===============================

                See accompanying notes to financial statements.

                             PHASE III MEDICAL, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY

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


NOTE 2 - BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004 and December 31, 2003, the results of operations for the three months ended March 31, 2004 and 2003 and the cash flows for the three months ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

    The Company's financial statements have been prepared assuming the Company will continue as a going concern. Accordingly, the Company currently has no operations and limited financial resources to pay its current expenses and liabilities. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    The December 31, 2003 balance sheet has been derived from the audited financial statements at that date included in the Company's Annual Report on Form 10-K. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

NOTE 3 -STOCK OPTIONS

    In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123 ("SFAS 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and does not permit the use of the original SFAS No. 123 prospective method of transition in fiscal years beginning after December 15, 2003. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results,regardless of whether, when, or how an entity adopts preferable fair value based method of accounting. SFAS No. 148 improves the prominence and clarity of the pro forma disclosures required by SFAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent and improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. The Company has adopted the disclosure requirements of SFAS No. 148. The Company will continue to account for stock-based employee compensation under APB Opinion No. 25 and its related interpretations.

    The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for all periods:


                                                 Three Months Ended March 31,
                                               -------------------------------------
                                                    2004                 2003
                                               ----------------     ----------------

Net loss as reported                        $        (456,206)   $        (154,901)
Additional compensation                              (300,795)              (7,490)
                                               ----------------     ----------------

Adjusted net loss                           $        (757,001)   $        (162,391)
                                               ================     ================

Net loss per share as reported              $            (.02)   $            (.01)
                                               ================     ================

Adjusted net loss per share                 $            (.03)   $            (.01)
                                               ================     ================


NOTE 4 - NOTES PAYABLE

    In September 2002, the Company sold to accredited investors five 60-day promissory notes in the principal sum of $25,000 each, resulting in net proceeds to the Company of $117,500, net of offering costs. The notes bear interest at 15% per annum payable at maturity. The notes include a default penalty pursuant to which if the notes are not paid on the due date the holder shall have the option to purchase twenty five thousand shares of the Company's common stock for an aggregate purchase price of $125. If the non payment continues for 30 days, then on the 30th day, and at the end of each successive 30-day period until the note is paid in full, the holder shall have the option to purchase an additional twenty five thousand shares of the Company's common stock for an aggregate purchase price of $125. During the three months ended March 31, 2004, options for 200,000 shares of common stock were exercised by the note holders. At March 31, 2004, the Company had reserved 875,000 shares of the Company's common stock for issuance against exercise of the options granted pursuant to the default penalty. At March 31, 2004, $125,000 of these notes were unpaid along with $28,879 of accrued interest.

    On March 17, 2003, the Company commenced a private placement offering which raised $250,000 in 6-month promissory notes in increments of $5,000 bearing interest at 15% per annum. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, are eligible to purchase these promissory notes. As of March 31, 2004, $250,000 remains outstanding. All of these notes are in default, and accordingly the interest rate has been increased to 20%. All interest payments on these notes have been made.

    On August 26, 2003, the Company borrowed $25,000 from a then consultant to the Company. The loan bears interest at 8% and as of March 31, 2004, $25,953, including accrued interest of $953, remains unpaid.

    In February 2004, the Company commenced a sale of 30 day 20% notes in the amount of $125,000 to three accredited investors to fund current operations. It is anticipated that these notes will be repaid from the proceeds of the amended equity private placement. Two of these notes have a default provision that if they are not paid within 30 days, there is an additional interest payment of $250 per $25,000 for each 30 day period or part thereof. As of March 31, 2004, $120,000 of these notes remains unpaid. All interest payments have been paid timely.


NOTE 5 - SERIES "A" MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

    The Certificate of Designation for the Company's Series A Preferred Stock provides that at any time after December 1, 1999 any holder of Series A Preferred Stock may require the Company to redeem his shares of Series A Preferred Stock (if there are funds with which the Company may legally do so) at a price of $1.00 per share. Notwithstanding the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. The holders of Series A Preferred Stock may convert their Series A Preferred Stock into shares of Common Stock of the Company at a price of $5.20 per share. At March 31, 2004 and December 31, 2003, 681,174 shares of Series A Preferred Stock were outstanding.

NOTE 6 - STOCKHOLDERS' EQUITY

    (a) Common Stock:

        During the three months ended March 31, 2004, the Company issued 30,000 shares of its common stock whose fair value was $4,200 to two note holders as additional interest.

        The Company amended its equity private placement to raise up to $4 million through the sale of up to 40 million shares of Common Stock in increments of $5,000 or 50,000 shares. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, are eligible to purchase these shares. The initial placement closed on December 31, 2003. During the three months ended March 31, 2004, the Company sold 950,000 common shares resulting in net proceeds to the Company of $95,000. Such shares have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption of registration requirements.

        As described in Note 4, the Company granted purchasers of the Company's September 2002 60-day promissory notes, options to purchase shares of common stock if the Company defaulted on the payment of principal or interest on such promissory notes. For each 30 day period, the purchaser is granted the option to purchase 25,000 shares of common stock for an aggregate price of $125 on the 30th day. In January 2004, two holders of such promissory notes exercised their options and purchased 200,000 shares of common stock resulting in net proceeds to the Company of $1,000.


    (b) Warrants:

        The Company has issued common stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company. A total of 326,500 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of March 31, 2004 at prices ranging from $0.12 to $8.10 and expiring through December 2008. In connection with the September 2003 equity private placement, the Company issued a 5 year warrant to purchase 282,500 shares of its Common Stock at an exercise price of $0.12 per share to its retained placement agent, Robert M. Cohen & Company. The warrant contains piggyback registration rights.


    (c) Stock Option Plans:

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

       Information with respect to options under the 2003 Equity Participation Plan is summarized as follows:

                                                   For the Three Months Ended
                                                         March 31, 2004
                                                 -------------- --------------
                                                     Shares         Prices
                                                 -------------- --------------

              Outstanding at  beginning of  period  3,700,000   $0.03 to $0.18
              Granted                               1,710,000   $0.10 to $0.15
              Expired                                        -               -
              Cancelled                                      -               -
                                                 -------------- --------------
              Outstanding at end of period         5,410,000    $0.03 to $0.18
                                                 ============== ==============



        Options are granted at an exercise price equal to the fair value of the common stock at the grant date. However, included above are 300,000 options to purchase the Company's common stock at $ .10 per share granted at an exercise price of $.10 when the fair value on that date was $.15. Therefore the Company recorded an expense of $15,000 associated with that transaction. Options to purchase 800,000 of the Company's common stock were granted to four members of the Company's Board of Advisors pursuant to their agreements. Each advisor was issued options to purchase 200,000 shares of the Company's common stock at an exercise price of $.15 per share. The balance of the options granted were issued for services to consultants and directors of the Company.

NOTE  7 - COMMITMENTS AND CONTINGENCIES

        On March 20, 2004,the Company entered into a consulting agreement which will provide the Company with advice as to business development possibilities for the services and technology of NeoStem Inc. (See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS). The agreement provides for the issuance of options to purchase 300,000 shares of the Company's common stock at an exercise price of $.10 per share. This option is immediately vested and expires ten years from the date of issue. The agreement also provides for the payment of $2,500 per month for each month after the Company has received capital contributions of $1,000,000 from the date of the agreement. If certain performance levels are met, the Company is obligated to issue an additional option to purchase 500,000 shares of the Company's common stock for an exercise price of $.10 per share.

        On December 12, 2003, the Company signed a royalty agreement with Parallel Solutions, Inc. "(PSI") to develop a new bioshielding platform technology for the delivery of therapeutic proteins and small molecule drugs in order to extend circulating half-life to improve bioavailability and dosing regimen, while maintaining or improving pharmacologic activity. The agreement provides for PSI to pay the Company a percentage of the revenue received from the sale of certain specified products or licensing activity. The Company is providing capital and guidance to PSI to conduct a proof of concept study to improve an existing therapeutic protein with the goal of validating the bioshielding technology for further development and licensing the technology. During the quarter ended March 31, 2004, the Company paid $240,000 as specified in the agreement which brought the total paid through March 31, 2004 to $320,000.


NOTE  8 - INDUSTRY AND GEOGRAPHICAL SEGMENTAL INFORMATION

        The Company's operations are currently in one segment, namely the "run off" of its sale of extended warranties and service contracts via the Internet. Additionally, the Company is currently endeavoring to establish new business operations in the medical/bio-tech sector. The Company did not realize any revenue from its purchase of the royalty interest. The Company's operations are conducted entirely in the United States.


NOTE  9 - SUBSEQUENT EVENTS

        The Company has entered into an agreement with an advisor in connection with its amended private placement to provide assistance in finding qualified investors. The agreement calls for the payment of 10% of the funds raised by the Company as a direct result of introductions made by the advisor. In addition, the Company is obligated to pay a 2% non-accountable expense allowance on all funds raised that are subject to the 10% payment.

        The Company has sold 1,750,000 shares of its common stock through the amended private placement since March 31, 2004 with net proceeds to the Company of $175,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the documents incorporated herein contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this Quarterly Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "plan", "intend," "may," "will," "expect," "believe", "could," "anticipate," "estimate," or "continue" or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL


The Company provides capital and guidance to companies, within the medical sector, in exchange for revenues, royalties and other contractual rights known as "royalty interests" that entitle it to receive a portion of revenue from the sale of pharmaceuticals, medical devices and biotechnology products. On December 12, 2003, the Company signed a royalty agreement with Parallel Solutions, Inc. "(PSI") to develop a new bioshielding platform technology for the delivery of therapeutic proteins and small molecule drugs in order to extend circulating half-life to improve bioavailability and dosing regimen, while maintaining or improving pharmacologic activity. The agreement provides for PSI to pay the Company a percentage of the revenue received from the sale of certain specified products or licensing activity. The Company is providing capital and guidance to PSI to conduct a proof of concept study to improve an existing therapeutic protein with the goal of validating the bioshielding technology for further development and licensing the technology. During the three months ended March 31, 2004, the Company provided $240,000 to PSI pursuant to the royalty agreement. The Company remains obligated under this agreement to pay an additional $680,000. Subsequent to March 31, 2004, the Company paid an additional $80,000 to PSI.

On January 19, 2004, the Company entered into a letter of intent with NeoStem, Inc., a California company, whose primary business is to establish an autologous adult stem cell bank. If a definitive agreement is reached, Phase III would provide funding and guidance in connection with the adult stem cell banking enterprise in exchange for a share of the revenues derived from such enterprise. No assurances can be given that a definitive revenue sharing agreement will be finalized, that the Company will raise the capital needed to fund its obligations to NeoStem, that NeoStem's collection, processing and storage technology will be successfully implemented, that NeoStem will be able to commercialize its adult stem cell banking enterprise, or that there will be market acceptance of any such enterprise sufficient to generate any material revenues for NeoStem or any material royalty revenues for the Company, or that any stem cell therapeutic strategies will be successfully developed or commercialized. As of March 31, 2004 no payments have been made under this letter of intent.

On March 31, 2004, the Company signed a Joint Venture Agreement with NeoStem to provide NeoStem with potential clients for its services. In exchange for such introductions, Phase III will receive 10% of any revenues or fees and 2% of any research grants received from or as a result of the introduced client.


RESULTS OF OPERATIONS

The Company recognizes revenue from its warranty service contracts business over the life of contracts executed. Additionally, the Company purchased insurance to fully cover any losses under the service contracts from a domestic carrier. The insurance premium expense and other costs related to the sale are amortized ratably over the life of the contracts.

Three Months Ended March 31, 2004 Compared To Three Months Ended March 31, 2003.

The Company recognized revenues from the sale of extended warranties and service contracts via the Internet of $27,342 for the three months ended March 31, 2004 as compared to $18,004 for the three months ended March 31, 2003. The revenues generated in the quarter were derived entirely from revenues deferred over the life of contracts sold in prior periods. Similarly, direct costs incurred were $19,273 and $12,923 for the three months ended March 31, 2004 and 2003, respectively. In addition, the Company paid $240,000 for the purchase of royalty interests as per its agreement with PSI. Due to the uncertainty of the future revenues, the amounts paid have been charged to current operations.

General and administration expenses increased 15.9% to $149,083 for the three months ended March 31, 2004 as compared to $128,578 for the three months ended March 31, 2003. The increase in general and administrative expenses of approximately $21,000 is primarily due to an increase in payroll and related costs of $35,000, D&O insurance of $15,000 and rent of $6,000, partially offset by reductions in travel and subsistence costs of $13,000, consultants of $13,000, directors fees of $6,000 and other small differences of $3,000.

Interest expense increased by approximately $44,000 for the three months ended March 31, 2004 from the three months ended March 31, 2003 primarily as a result of short-term loans obtained in the last nine months of fiscal year ended December 31, 2003 and the three months ended March 31, 2004.

For the reasons cited above, net loss for the three months ended March 31, 2004 increased to $456,206 from $154,901 for the three months ended March 31, 2003.


LIQUIDITY AND CAPITAL RESOURCES

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period indicated:

                                                                         Three Months Ended
                                                                         -------------------
                                                                March 31, 2004      March 31, 2003
                                   Cash used in
                                     Operating Activities          $(396,225)         $   (59,075)

                                   Cash used by
                                     Investing Activities          $  (1,113)         $      (587)

                                   Cash provided by
                                     Financing Activities          $ 210,036               55,284

The Company incurred a net loss of $456,206 for the three months ended March 31, 2004. Such loss adjusted for non-cash items such as deferred revenues (net of deferred acquisition costs) ($8,069) and other non cash credits totaling $98,585 resulted in cash used in operations totaling $396,225 for the three months ended March 31, 2004, including working capital movements of $913.

To meet its cash requirement for the three months ended March 31, 2004, the Company relied on:

(i) the proceeds from the issuance of Promissory Notes in the amount of $120,000; and (ii) the proceeds from the sale of the Company's common stock in the amount of $96,000 (iii) proceeds from the settlement of the Strandtek litigation

The Company has a contractual commitment to pay PSI an additional $680,000 through the end of its agreement. As of March 31, 2004, the Company had cash balances totaling $23,645. The Company will rely on its current cash to fund its new business operations until they become cash generative. The Company amended its equity private placement to raise up to $4 million through the sale of up to 40 million shares of Common Stock in increments of $5,000 or 50,000 shares. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, are eligible to purchase these shares. The initial placement closed on December 31, 2003. As of March 31, 2004, the Company has sold 950,000 common shares resulting in net proceeds to the Company of $95,000. Such shares have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption of registration requirements. Additionally, the Company issued $125,000 of 20% 30 day promissory notes to fund the PSI payments and current operating expenses. The Company repaid $5,000 of these notes as of March 31, 2004. The Company plans to meet its current and future obligations through the sales of common stock and loans from accredited investors. There can be no assurance that sufficient proceeds will be raised to meet current obligations when due.

The Company's financial statements have been prepared assuming the Company will continue as a going concern. The Company currently has no operations and limited financial resources to pay its current expenses and liabilities. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


INFLATION

The Company does not believe that its operations have been materially influenced by inflation for the three months ended March 31, 2004, a situation which is expected to continue for the foreseeable future.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

Item 4.  CONTROLS AND PROCEDURES

         (a) Our principal executive officer has concluded, based on his evaluation of, the effectiveness of our "disclosure controls and procedures" as of the end of the period covered by this quarterly report on Form 10-Q (as defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934) were effective as of such date to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive, as appropriate, to allow timely decisions regarding required disclosure.

         (b) During our last fiscal quarter and subsequent to our evaluation, there were no significant changes in internal controls or other factors that have materially affected, or reasonably likely to materially affect our internal controls over financial reporting.

                             PHASE III MEDICAL, INC.

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company is not aware of any material pending legal proceedings or claims against the Company

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is in default on the September 2002 60-day promissory notes sold to accredited investors in the amount of $125,000. The notes include a default penalty pursuant to which if the notes are not paid on the due date the holder shall have the option to purchase twenty five thousand shares of the Company's common stock for an aggregate purchase price of $125. If the nonpayment continues for 30 days, then on the 30th day, and at the end of each successive 30-day period until the note is paid in full, the holder shall have the option to purchase an additional twenty five thousand shares of the Company's common stock for an aggregate purchase price of $125. During the three months ended March 31, 2004, options for 200,000 shares were exercised by the note holders. At March 31, 2004, the Company had reserved 875,000 shares of the Company's common stock for issuance against exercise of the options granted pursuant to the default penalty.

Notes issued from March through August 2003, for $250,000, are in default and bear interest at 20% per annum. Notes issued in February 2004, for $125,000, are in default. Two of these notes, for $75,000, require an additional interest payment of $250 per $25,000 invested for each 30 day period they remain unpaid. At March 31, 2004, $120,000 of these notes remains unpaid.

Cumulative dividends payable on Series A Convertible Redeemable Preferred Stock totaled $445,117 at March 31, 2004, of which $11,921 represents dividends for the three months then ended.



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


                                   PHASE III  MEDICAL, INC. (formerly known as
                                   CORNICHE GROUP  INCORPORATED)
                                   (Registrant)



                                   By:  /s/    Mark Weinreb
                                        -------------------
                                        Mark Weinreb, President and Chief
                                        Executive Officer

                                        Date: May 11, 2004