Form 10-Q
period 2004-09-30
PHASE III MEDICAL INC/DE
filed 2004-11-12
CIK 320017

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

           40,476,873 SHARES, $.001 PAR VALUE, AS OF OCTOBER 31, 2004

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                                                                 Page No.
                                                                 --------
Part I  - Financial Information:

      Item 1.   Financial Statements (Unaudited):

                Balance Sheets
                At September 30, 2004 and December 31, 2003            3

                Statements of Operations
                For the three and nine months
                ended September 30, 2004 and 2003                      4

                Statements of Cash Flows
                for the nine months ended
                September 30, 2004 and 2003                            5


                Notes to Unaudited Financial Statements           6 - 11


      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations    12 - 14

      Item 3.   Quantitative and Qualitative Disclosures About
                Market Risk                                           15

      Item 4.   Controls and Procedures                               15

Part II - Other Information:

      Item 1.   Legal Proceedings                                     16

      Item 3.   Defaults Upon Senior Securities                       16


      Item 6.   Exhibits and Reports on Form 8-K.                     16

                Signatures                                            17

                        PHASE III MEDICAL, INC.


                            BALANCE SHEETS
                              (Unaudited)

ASSETS

                                    September 30,  December 31,
                                         2004          2003
                                    ----------------------------
Current assets:
  Cash and equivalents                   $461,436      $210,947
  Prepaid expenses and other current
   assets                                       -        18,024
                                    ----------------------------

        Total current assets              461,436       228,971

Property and equipment, net                 3,936         1,935
Deferred acquisition costs                 51,674        77,782
Other assets                                3,000         3,000
                                    ----------------------------

                                         $520,046      $311,688
                                    ============================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Interest and dividends payable -
   preferred stock                       $468,959      $433,196
  Accounts payable                        227,396        87,896
  Accrued liabilities                      81,709        92,115
  Notes payable                           575,000       400,000
  Convertible debentures, related
    party - net of debt discount
    of $14,706                             85,294             -
  Current portion of long-term debt             -         9,513
                                    ----------------------------

        Total current liabilities       1,438,358     1,022,720

Unearned revenues                          73,185       110,568

Series A mandatorily redeemable
 convertible preferred stock              681,174       681,174
                                    ----------------------------

Total Liabilities                       2,192,717     1,814,462

Stockholders' Deficit:
  Preferred stock;  authorized,
   5,000,000 shares
    Series B convertible redeemable
     preferred stock, liquidation
     value, 10 shares of common stock
     per share; $0.01 par value;
     authorized, 825,000 shares;
     issued and outstanding, 10,000
     shares                                   100           100

  Common stock, $.001 par value;
   authorized,
    250,000,000 shares; issued and
     outstanding, 39,364,373 shares
     at September 30, 2004 and
     26,326,460 shares at December
     31, 2003                              39,365        26,327
  Additional paid-in capital           10,498,699     9,232,753
  Accumulated deficit                 (12,210,835)  (10,761,954)
                                    ----------------------------

         Total stockholders' deficit   (1,672,671)   (1,502,774)
                                    ----------------------------

                                         $520,046      $311,688
                                    ============================


                 See accompanying notes to financial statements


                             PHASE III MEDICAL, INC.


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three Months Ended        Nine  Months Ended
                                       September 30,             September 30,
                             ----------------------------------------------------
                                    2004          2003         2004        2003
                             ----------------------------------------------------
Earned revenues                     $2,968      $15,294      $37,383     $50,303

Direct costs                        (1,964)     (10,826)     (26,108)    (35,926)
                             ----------------------------------------------------

Gross profit                         1,004        4,468       11,275      14,377

Selling, general and
 administrative                   (184,342)    (201,253)    (508,953)   (539,321)
Purchase of medical royalty
 stream                           (234,060)           -     (714,060)          -
                             ----------------------------------------------------

Operating loss                    (417,398)    (196,785)  (1,211,738)   (524,944)

Other income (expense):
  Interest income                        -       51,116          159      51,123
  Interest expense                 (71,176)     (58,293)    (201,539)   (120,707)
  Interest expense - Series A
   mandatorily redeemable
   convertible preferred
   stock                           (11,921)           -      (35,763)          -
                             ----------------------------------------------------

Net loss                          (500,495)    (203,962)  (1,448,881)   (594,528)

Preferred dividend                       -      (11,921)           -     (35,763)
                             ----------------------------------------------------

Net loss attributable to
 common stockholders             $(500,495)   $(215,883) $(1,448,881)  $(630,291)
                             ====================================================


Net loss per common share            $(.01)       $(.01)       $(.05)      $(.03)
                             ====================================================

Weighted average
  common shares outstanding     33,464,208   23,190,047   29,885,230  22,890,937
                             ====================================================


                See accompanying notes to financial statements.

                             PHASE III MEDICAL, INC.


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                               Nine months ended
                                                  September 30,
                                               2004         2003
                                            -------------------------
Cash flows from operating activities:
Net loss                                    $(1,448,881)   $(594,528)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Common shares issued and stock
  options granted for services rendered and
  interest expense                              152,337       91,446
Depreciation                                      1,933          431
Deferred acquisition costs                       26,108       35,926
Amortization of debt discount                     2,941
Changes in operating assets and liabilities
Prepaid expenses and other current assets        18,024       20,470
Unearned revenues                               (37,383)     (50,303)
Accounts payable, accrued expenses and other
 current liabilities                            164,857     (364,796)
                                            -------------------------

Net cash used in operating activities        (1,120,064)    (861,354)
                                            -------------------------

Cash flows from investing activities:
Notes receivable collections                          -      675,000
Acquisition of property and equipment            (3,934)      (2,581)
                                            -------------------------
Net cash (used in) provided by investing
 activities                                      (3,934)     672,419
                                            -------------------------

Cash flows from financing activities:
Net Proceeds from issuance of common stock    1,109,000        5,000
Proceeds from advances on notes payable         410,000      295,000
Proceeds from convertible debenture, related
 party                                          100,000            -
Repayments of notes payable                    (235,000)           -
Stockholder repayments                                -      (81,000)
Repayment of long-term debt                      (9,513)     (16,760)
                                            -------------------------
Net cash provided by financing activities     1,374,487      202,240
                                            -------------------------

Net increase in cash and cash equivalents       250,489       13,305

Cash and cash equivalents at beginning of
 period                                         210,947       19,255
                                            -------------------------

Cash and cash equivalents at end of period     $461,436      $32,560
                                            =========================

                                                 2004          2003
                                            ------------------------
Supplemental Disclosure of Cash
  Flow Information:

Cash paid during the period for:

   Interest                                     $61,825       $9,949
                                            ========================

Supplemental Schedule of Non-cash
Financing Activities:


 Net accrual of dividends on
   Series A Preferred Stock                          $-      $35,763
                                            ========================

  Issuance of common stock for
   services rendered                             $6,000       $3,303
                                            ========================
  Compensatory element of stock options        $127,137      $88,143
                                            ========================


                See accompanying notes to financial statements.

                             PHASE III MEDICAL, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY

    Phase III Medical, Inc. ("Phase III" or the "Company") (formerly known as Corniche Group Incorporated) provides capital and guidance to companies, within the medical sector, in exchange for revenues, royalties and other contractual rights known as "royalty interests", that entitle it to receive a portion of revenue from the sale of pharmaceuticals, medical devices and biotechnology products. The Company charges payments for the purchase of future potential royalty interests to expense as paid and will record revenues when royalty payments are received. As of September 30, 2004, the Company has not received any such royalty payments. Previously, the Company was a provider of extended warranties and service contracts via the Internet at warrantysuperstore.com through June 30, 2002. The business of the Company today comprises the "run off" of its sale of extended warranties and service contracts via the Internet and the new business opportunity it is pursuing in the medical/bio-tech sector.


NOTE 2 - BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004 and December 31, 2003, the results of operations for the three and nine months ended September 30, 2004 and 2003 and the cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

    The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for all periods:


                                       Three Months Ended September 30, Nine Months Ended September 30,
                                            2004            2003            2004            2003
                                        -----------    --------------  -------------   --------------

Net loss as reported                    $ (500,495)    $    (203,962)  $ (1,448,881)   $    (594,528)
Additional compensation                     (7,488)           (4,638)      (165,273)          (9,094)
                                        -----------    --------------  -------------   --------------

Adjusted net loss                       $ (507,983)    $    (208,600)  $ (1,614,154)   $    (603,622)
                                        ===========    ==============  =============   ==============

Net loss per share as reported          $     (.01)    $        (.01)  $       (.05)   $        (.03)
                                        ===========    ==============  =============   ==============

Adjusted net loss per share             $     (.02)    $        (.01)  $       (.05)   $        (.03)
                                        ===========    ==============  =============   ==============



NOTE 4 - NOTES PAYABLE

    In September 2002, the Company sold to accredited investors five 60-day promissory notes in the principal sum of $25,000 each, resulting in net proceeds to the Company of $117,500, net of offering costs. The notes bear interest at 15% per annum payable at maturity. The notes include a default penalty pursuant to which if the notes are not paid on the due date the holder shall have the option to purchase twenty five thousand shares of the Company's common stock for an aggregate purchase price of $125. If the non payment continues for 30 days, then on the 30th day, and at the end of each successive 30-day period until the note is paid in full, the holder shall have the option to purchase an additional twenty five thousand shares of the Company's common stock for an aggregate purchase price of $125. During the nine months ended September, 2004, options for 800,000 shares of common stock were exercised by the note holders. At September 30, 2004, the Company had reserved 1,075,000 shares of the Company's common stock for issuance against exercise of the options granted pursuant to the default penalty. At September 30, 2004, $100,000 of these notes was unpaid along with $38,106 of accrued interest.

    On March 17, 2003, the Company commenced a private placement offering which raised $250,000 in 6-month promissory notes in increments of $5,000 bearing interest at 15% per annum. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, are eligible to purchase these promissory notes. As of September 30, 2004, $225,000 remains outstanding and all notes are in default. All interest payments on these notes have been made.

    On August 26, 2003, the Company borrowed $25,000 from a then consultant to the Company. The loan bears interest at 8% and as of September 30, 2004, $26,956, including accrued interest of $1,956, remains unpaid.

    In February 2004, the Company commenced a sale of 30 day 20% notes in the amount of $125,000 to three accredited investors to fund current operations. It was anticipated that these notes will be repaid from the proceeds of the January 2004 amended equity private placement. Two of these notes have a default provision that if they are not paid within 30 days, there is an additional interest payment of $250 per $25,000 for each 30 day period or part thereof. As of September 30, 2004, $95,000 of these notes remains unpaid. All interest payments have been paid timely. In May 2004, the Company sold an additional 30 day 20% note in the amount of $40,000 to an accredited investor to fund current operations. This note plus interest has been repaid. In July 2004, the Company sold a five month 20% note in the amount of $25,000 and two six month 20% notes totaling $80,000 to three accredited investors to fund current operations. These notes remain unpaid as of September 30, 2004. All interest payments have been paid timely. In August 2004, the Company sold additional 30 day 20% notes in the amount of $55,000 to two accredited investors to fund current operations. As of September 30, 2004, $25,000 of these notes remains unpaid. All interest payments have been paid timely.

    In August 2004, the Company sold a six month 20% convertible note in the amount of $100,000 to its Chief Operating Officer ("COO"). Upon maturity, the Company and the COO have agreed to convert the principal amount of the new note into shares of the Company's common stock at 85% of the average price as quoted on the NASD Over-the-Counter Bulletin Board for the five days prior to the maturity date of the note. Approximately $18,000 of the total debt was attributed to the intrinsic value of the beneficial conversion feature. This amount was recorded as an equity component. The remaining balance of approximately $82,000 was recorded as debt. For the nine months ended September 30, 2004 the amortization of debt discount approximated $3,000. All interest is paid monthly in arrears. As of September 30, 2004 this note remains unpaid. All interest payments have been paid timely.

    A summary of the above descriptions is as follows:

                                 December 31, 2003   Proceeds    Repayments   September 30, 2004
                                 ---------------------------------------------------------------
September 2002 Notes                 $125,000       $      -      $(25,000)        $100,000
March 2003 Notes                      250,000                      (25,000)         225,000
Consultant Note                        25,000                                        25,000
February - August 2004 Notes                          410,000     (185,000)         225,000
Related Party Note                          -         100,000            -          100,000
                                 ---------------------------------------------------------------

Total                                $400,000        $480,000    $(235,000)        $675,000
                                 ===============================================================


NOTE 5 - SERIES "A" MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

    The Certificate of Designation for the Company's Series A Preferred Stock provides that at any time after December 1, 1999 any holder of Series A Preferred Stock may require the Company to redeem his shares of Series A Preferred Stock (if there are funds with which the Company may legally do so) at a price of $1.00 per share. Notwithstanding the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. The holders of Series A Preferred Stock may convert their Series A Preferred Stock into shares of Common Stock of the Company at a price of $5.20 per share. At September 30, 2004 and December 31, 2003, 681,174 shares of Series A Preferred Stock were outstanding.


NOTE 6 - STOCKHOLDERS' EQUITY

    (a) Common Stock:

        During the nine months ended September 30, 2004, the Company issued 30,000 shares of its common stock whose fair value was $4,200 to two note holders as additional interest.

        The Company amended its equity private placement to raise up to $4 million through the sale of up to 40 million shares of Common Stock in increments of $5,000 or 50,000 shares. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, are eligible to purchase these shares. The initial placement closed on December 31, 2003. During the nine months ended September 30, 2004, the Company sold 12,132,913 common shares resulting in net proceeds to the Company of $1,105,000. Such shares have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption of registration requirements.

        As described in Note 4, the Company granted purchasers of the Company's September 2002 60-day promissory notes, options to purchase shares of common stock if the Company defaulted on the payment of principal or interest on such promissory notes. For each 30 day period, the purchaser is granted the option to purchase 25,000 shares of common stock for an aggregate price of $125 on the 30th day. During the nine months ended September 30, 2004, holders of such promissory notes exercised their options and purchased 800,000 shares of common stock resulting in net proceeds to the Company of $4,000.

    (b) Warrants:

        The Company has issued common stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company. A total of 351,500 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of September 30, 2004 at prices ranging from $0.05 to $8.10 and expiring through December 2008. In connection with the September 2003 equity private placement, the Company issued a 5 year warrant to purchase 282,500 shares of its Common Stock at an exercise price of $0.12 per share to its retained placement agent, Robert M. Cohen & Company. The warrant contains piggyback registration rights. On August 20, 2004 and September 20, 2004, the Company issued 3 year warrants to purchase a total of 50,000 shares of its Common Stock at $.05 per share, 25,000 on each date, to Consulting For Strategic Growth, Ltd., the Company's public relations firm.

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

       Information with respect to options under the 2003 Equity Participation Plan is summarized as follows:

                                                    For the Nine Months Ended
                                                       September 30, 2004
                                                 -------------- --------------
                                                     Shares         Prices
                                                 -------------- --------------

              Outstanding at beginning of period   3,700,000    $0.03 to $0.18
              Granted                              2,735,000    $0.10 to $0.15
              Expired                                      -                 -
              Cancelled                                    -                 -
                                                 -------------- --------------
              Outstanding at end of period         6,435,000    $0.03 to $0.18
                                                 ============== ==============



        Options are granted at an exercise price equal to the fair value of the common stock at the grant date. However, included above are 300,000 options to purchase the Company's common stock at $ .10 per share granted at an exercise price of $.10 when the fair value on that date was $.15. Therefore the Company recorded an expense of $15,000 associated with that transaction. During the nine months ended September 30, 2004, options to purchase 1,000,000 shares of the Company's common stock were granted to five members of the Company's Board of Advisors pursuant to their agreements. Each advisor was issued options to purchase 200,000 shares of the Company's common stock at a range of exercise prices of $.11 to $.15 per share. The remaining options granted were for services to consultants and directors of the Company.

NOTE  7 - COMMITMENTS AND CONTINGENCIES

        On April 22, 2004, the Company entered into an agreement with an advisor in connection with its amended private placement to provide assistance in finding qualified investors. The agreement calls for the payment of 10% of the funds raised by the Company as a direct result of introductions made by the advisor. In addition, the Company is obligated to pay a 2% non-accountable expense allowance on all funds received that are subject to the 10% payment. As of September 30, 2004, the Company paid a total of $21,000 under this agreement.

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

        On December 12, 2003, the Company signed a royalty agreement with Parallel Solutions, Inc. "(PSI") to develop a new bioshielding platform technology for the delivery of therapeutic proteins and small molecule drugs in order to extend circulating half-life to improve bioavailability and dosing regimen, while maintaining or improving pharmacologic activity. The agreement provides for PSI to pay the Company a percentage of the revenue received from the sale of certain specified products or licensing activity. The Company is providing capital and guidance to PSI to conduct a proof of concept study to improve an existing therapeutic protein with the goal of validating the bioshielding technology for further development and licensing the technology. During the nine months ended September 30, 2004, the Company paid $640,000 as specified in the agreement which brought the total paid since the inception of the agreement to $720,000. The agreement also calls for the Company to pay on behalf of PSI $280,000 of certain expenses relating to testing of the bioshielding concept. During the nine months ended September 30, 2004, the Company paid $74,060 of such expenses.

NOTE 8 - RELATED PARTIES

        On September 13, 2004, ("Commencement Date") the Company entered into a letter agreement (the "Letter Agreement") with Mr. Robert Aholt Jr. pursuant to which the Company appointed Mr. Aholt as its Chief Operating Officer. Subject to the terms and conditions of the Letter Agreement, the term of Mr. Aholt's employment in such capacity will be for a period of three (3) years from the Commencement Date (the "Term").

        In consideration for Mr. Aholt's services under the Letter Agreement, Mr. Aholt will be entitled to receive a monthly salary of $4,000 during the first year of the Term, $5,000 during the second year of the Term, and $6,000 during the third year of the Term. In further consideration for Mr. Aholt's services under the Letter Agreement, on January 1, 2005 and on the first day of each calendar quarter thereafter during the Term, Mr. Aholt will be entitled to receive shares of Common Stock with a "Dollar Value" of $26,750, $27,625 and $28,888, respectively, during the first, second and third years of the Term. The per share price (the "Price") of each share granted to determine the Dollar Value will be the average closing price of one share of Common Stock on the Bulletin Board (or other similar exchange or association on which the Common Stock is then listed or quoted) for the five (5) consecutive trading days immediately preceding the date of grant of such shares; provided, however, that if the Common Stock is not then listed or quoted on an exchange or association, the Price will be the fair market value of one share of Common Stock as of the date of grant as determined in good faith by the Board of Directors of the Company. The number of shares of Common Stock for each quarterly grant will be equal to the quotient of the Dollar Value divided by the Price. The shares granted will be subject to a one year lockup as of the date of each grant.

        In the event Mr. Aholt's employment is terminated prior to the end of the Term for any reason, earned but unpaid cash compensation and unreimbursed expenses due as of the date of such termination will be payable in full. In addition, in the event Mr. Aholt's employment is terminated prior to the end of the Term for any reason other than by the Company with cause, Mr. Aholt or his executor of his last will or the duly authorized administrator of his estate, as applicable, will be entitled (i) to receive severance payments equal to one year's salary, paid at the same level and timing of salary as Mr. Aholt is then receiving and (ii) to receive, during the one (1) year period following the date of such termination, the stock grants that Mr. Aholt would have been entitled to receive had his employment not been terminated prior to the end of the Term; provided, however, that in the event such termination is by the Company without cause or is upon Mr. Aholt's resignation for good reason, such severance payment and grant shall be subject to Mr. Aholt's execution and delivery to the Company of a release of all claims against the Company.

        On August 12, 2004 ("Commencement Date") the Company and Dr. Wayne A. Marasco, a Company Director, entered into a Letter Agreement appointing Dr. Marasco as the Company's Senior Scientific Advisor. Dr. Marasco will be responsible for assisting the Company in reviewing and evaluating business, scientific and medical opportunities, and for other discussions and meetings that may arise during the normal course of the Company conducting business. For his services, during a three year period ("Term"), Dr. Marasco shall be entitled to annual cash compensation with increases each year of the Term and an additional cash compensation based on a percentage of collected revenues derived from the Company's royalty or revenue sharing agreements. Although the annual cash compensation and additional cash compensation stated above shall begin to accrue as of the Commencement Date, Dr. Marasco will not be entitled to receive any such amounts until the Company raises $1,500,000 in additional equity financing after the Commencement Date. In addition, Dr. Marasco was granted an option, fully vested, to purchase 675,000 shares of the Company's common stock at an exercise price of $.10 cents per share. The shares will be subject to a one year lockup as of the date of grant. The exercise period will be ten years, and the grant will otherwise be in accordance with the Company's 2003 Equity Participation Plan and Non-Qualified Stock Option Grant Agreement. Although this agreement has been agreed to in principle, as of November 12, 2004, this agreement has not been executed.

NOTE  9 - INDUSTRY AND GEOGRAPHICAL SEGMENTAL INFORMATION

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

NOTE  10 - SUBSEQUENT EVENTS

        On October 20, 2004, the Company issued a 3 year warrant to purchase an additional 25,000 shares at $.05 per share of its Common Stock to Consulting For Strategic Growth, Ltd., the Company's public relations firm. In addition, 37,500 unregistered shares of the Company's common stock were issued pursuant to their agreement with the Company.

        As described in Note 4, holders of promissory notes in default exercised options to purchase 1,075,000 shares of common stock since September 30, 2004, with net proceeds to the Company of $5,375. Subsequent to September 30, 2004, $50,000 was repaid with accrued interest and $50,000 was transferred to a previous consultant who holds a note in the amount of $25,000 as described in Note 4. The two notes were combined into a new note in the amount of $75,000 which bears interest at 8%, payable at maturity and matures in June 2005. Accrued interest of $5,244 due on the two combined notes has been paid and the remaining interest due in the amount of $10,044 has been included in a deferred payment arrangement commencing January 1, 2005 which also includes the payment of unpaid amounts for services. The deferred payment arrangement does not accrue interest.

        As described in Note 4, $225,000 of notes in default were outstanding at September 30, 2004. Subsequent to September 30, 2004, the Company repaid $55,000 of these notes. In addition, the remaining $170,000 of these notes have had their maturity extended to April 1, 2005, however, annual interest will continue to be paid at 20%.

        As described in Note 4, $70,000 of promissory notes sold in February 2004, were repaid subsequent to September 30, 2004. The remaining note in the amount of $25,000 has been extended to April 2005 and has had the annual interest rate reduced to 8%.

        A summary of the debt repayments subsequent to September 30, 2004 is as follows:


                                September 30, 2004   Transfer    Repayments  October 31, 2004
                                -------------------------------------------------------------
September 2002 Notes                 $100,000        $(50,000)    $(50,000)        $-
March 2003 Notes                      225,000                      (55,000)         170,000
Consultant Note                        25,000          50,000                        75,000
February - August 2004 Notes          225,000                      (70,000)         155,000
Related Party Note                    100,000               -             -         100,000
                                -------------------------------------------------------------

Total                                $675,000        $      0     $(175,000)       $500,000
                                =============================================================

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

GENERAL

The Company provides capital and guidance to companies within the medical sector, in exchange for revenues, royalties and other contractual rights known as "royalty interests" that entitle it to receive a portion of revenue from the sale of pharmaceuticals, medical devices and biotechnology products. On December 12, 2003, the Company signed a royalty agreement with Parallel Solutions, Inc. "(PSI") to develop a new bioshielding platform technology for the delivery of therapeutic proteins and small molecule drugs in order to extend circulating half-life to improve bioavailability and dosing regimen, while maintaining or improving pharmacologic activity. The agreement provides for PSI to pay the Company a percentage of the revenue received from the sale of certain specified products or licensing activity. The Company is providing capital and guidance to PSI to conduct a proof of concept study to improve an existing therapeutic protein with the goal of validating the bioshielding technology for further development and licensing the technology. During the nine months ended September 30, 2004, the Company paid $640,000 as specified in the agreement which brought the total paid since the inception of the agreement to $720,000. The agreement also calls for the Company to pay on behalf of PSI $280,000 of certain expenses relating to testing of the bioshielding concept. During the nine months ended September 30, 2004, the Company paid $74,060 of such expenses.

On January 19, 2004, the Company entered into a letter of intent with NeoStem, Inc., a California company, whose primary business is to establish an autologous adult stem cell bank. If a definitive agreement is reached, Phase III would provide funding and guidance in connection with the adult stem cell banking enterprise in exchange for a share of the revenues derived from such enterprise. This letter of intent has expired, however, the Company and NeoStem continue to discuss and work towards a definitive agreement. As of September 30, 2004, no payments have been made to NeoStem. No assurances can be given that a definitive revenue sharing agreement will be finalized, that the Company will raise the capital needed to fund its obligations to NeoStem, that NeoStem's collection, processing and storage technology will be successfully implemented, that NeoStem will be able to commercialize its adult stem cell banking enterprise, or that there will be market acceptance of any such enterprise sufficient to generate any material revenues for NeoStem or any material royalty revenues for the Company, or that any stem cell therapeutic strategies will be successfully developed or commercialized.

On March 31, 2004, the Company signed a Joint Venture Agreement with NeoStem to introduce NeoStem to potential clients for its services and/or technology. In exchange for such introductions, Phase III will receive 10% of any revenues or fees and 2% of any research grants received from or as a result of the introduced client. As of September 30, 2004, no payments have been received under this agreement.

RESULTS OF OPERATIONS

The Company recognizes revenue from its warranty service contracts business over the life of contracts executed. Additionally, the Company purchased insurance to fully cover any losses under the service contracts from a domestic carrier. The insurance premium expense and other costs related to the sale are amortized ratably over the life of the contracts.

Three Months Ended September 30, 2004 Compared To Three Months Ended September 30, 2003.

The Company recognized revenues from the sale of extended warranties and service contracts via the Internet of $2,968 for the three months ended September 30, 2004 as compared to $15,294 for the three months ended September 30, 2003. The revenues generated in the quarter were derived entirely from revenues deferred over the life of contracts sold in prior periods. Similarly, direct costs incurred were $1,964 and $10,826 for the three months ended September 30, 2004 and 2003, respectively. In addition, the Company paid $234,060 towards the purchase of royalty interests as per its agreement with PSI. Due to the uncertainty of the future revenues, the amounts paid have been charged to current operations.

General and administration expenses decreased approximately $17,000 to $184,342 for the three months ended September 30, 2004 as compared to $201,253 for the three months ended September 30, 2003. The decrease in general and administrative expenses is primarily due to reductions in professional fees of $59,000, investment banking expenses of $10,000 offset by increases in salaries of $24,000, D&O insurance of $16,000 and investor relations of $12,000.

Interest expense increased by approximately $13,000 for the three months ended September 30, 2004 from the three months ended September 30, 2003 primarily as a result of short-term loans obtained in the last nine months of fiscal year ended December 31, 2003 and the nine months ended September 30, 2004.

For the reasons cited above, primarily the payment towards royalty interests, the net loss for the three months ended September 30, 2004 increased to $500,495 from $203,962 for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 Compared To Nine Months Ended September 30, 2003.

The Company recognized revenues from the sale of extended warranties and service contracts via the Internet of $37,383 for the nine months ended September 30, 2004 as compared to $50,303 for the nine months ended September 30, 2003. The revenues generated in the nine months were derived entirely from revenues deferred over the life of contracts sold in prior periods. Similarly, direct costs incurred were $26,108 and $35,926 for the nine months ended September 30, 2004 and 2003, respectively. In addition, the Company paid $714,060 towards the purchase of royalty interests as per its agreement with PSI. Due to the uncertainty of the future revenues, the amounts paid have been charged to current operations.

General and administration expenses decreased approximately $30,000 to $508,953 for the nine months ended September 30, 2004 as compared to $539,321 for the nine months ended September 30, 2003. The decrease in general and administrative expenses is primarily due to reductions in professional fees of $133,000, travel and entertainment of $18,000, directors fees of $13,000, investment banking fees of $10,000 and other general expenses of $8,000 offset by increases in salaries of $74,000, D&O insurance of $53,000, office rent of $13,000 and investor relations of $12,000.

Interest expense increased by approximately $81,000 for the nine months ended September 30, 2004 from the nine months ended September 30, 2003 primarily as a result of short-term loans obtained in the last nine months of fiscal year ended December 31, 2003 and the nine months ended September 30, 2004.

For the reasons cited above, primarily the payments towards royalty interests, the net loss for the nine months ended September 30, 2004 increased to $1,448,881 from $594,528 for the nine months ended September 30, 2003.


LIQUIDITY AND CAPITAL RESOURCES
The following chart represents the net funds provided by or used in operating, financing and investment activities for each period indicated:

                                              Nine Months Ended
                                   ---------------------------------------
                                   September 30, 2004 September 30, 2003
         Cash used in
           Operating Activities          $(1,120,064)           $(861,354)

         Cash (used) provided by
           Investing Activities              $(3,934)            $672,419

         Cash provided by
           Financing Activities           $1,374,487             $202,240


The Company incurred a net loss of $1,448,881 for the nine months ended September 30, 2004. Such loss adjusted for non-cash items such as deferred revenues (net of deferred acquisition costs) ($11,275) and other non cash credits totaling $183,319 resulted in cash used in operations totaling $1,120,064 for the nine months ended September 30, 2004, including working capital movements of $145,498.

To meet its cash requirement for the nine months ended September 30, 2004, the Company relied on:

(i) the net proceeds from the issuance of Promissory Notes in the amount of $275,000; and
(ii) the proceeds from the sale of the Company's common stock in the amount of $1,109,000
(iii) proceeds from the settlement of the Strandtek litigation

The Company has a contractual commitment to pay PSI up to an additional $206,000 through the end of its agreement. As of September 30, 2004, the Company had cash balances totaling approximately $461,000. The Company will rely on its current cash and proceeds from the sale of promissory notes and common stock to fund its new business operations until they become cash generative. The Company amended its equity private placement to raise up to $4 million through the sale of up to 40 million shares of Common Stock in increments of $5,000 or 50,000 shares. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, are eligible to purchase these shares. The initial placement closed on December 31, 2003. As of September 30, 2004, the Company has sold 12,132,913 common shares resulting in net proceeds to the Company of $1,109,000. Such shares have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption of registration requirements. Additionally, the Company issued $325,000 of 20% promissory notes with maturity dates from 30 days to six months from the date of issue to fund the PSI payments and current operating expenses. The Company repaid $100,000 of these notes as of September 30, 2004 and $70,000 subsequent to September 30, 2004. In addition, the Company sold a six month 20% note in the amount of $100,000 to its Chief Operating Officer ("COO"). Upon maturity, the Company and the COO have agreed to convert the principal amount of the note into shares of the Company's common stock at 85% of the average price as quoted on the NASD Over-the-Counter Bulletin Board for the five days prior to the maturity date of the note. All interest is paid monthly in arrears. As of September 30, 2004 this note remains unpaid. All interest payments have been paid timely. The Company plans to meet its current and future obligations through the sales of common stock and loans from accredited investors. There can be no assurance that sufficient proceeds will be raised to meet current obligations when due.

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


INFLATION

The Company does not believe that its operations have been materially influenced by inflation for the nine months ended September 30, 2004, a situation which is expected to continue for the foreseeable future.

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

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company is not aware of any material pending legal proceedings or claims against the Company

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company was in default on the September 2002 60-day promissory notes sold to accredited investors in the amount of $100,000 as of September 30, 2004. The notes include a default penalty pursuant to which if the notes are not paid on the due date the holder shall have the option to purchase twenty five thousand shares of the Company's common stock for an aggregate purchase price of $125. If the nonpayment continues for 30 days, then on the 30th day, and at the end of each successive 30-day period until the note is paid in full, the holder shall have the option to purchase an additional twenty five thousand shares of the Company's common stock for an aggregate purchase price of $125. During the nine months ended September 30, 2004, options for 800,000 shares were exercised by the note holders. At September 30, 2004, the Company had reserved 1,075,000 shares of the Company's common stock for issuance against exercise of the options granted pursuant to the default penalty. Subsequent to September 30, 2004, all options were exercised and $50,000 of these notes was repaid and $50,000 of these notes was converted to a new 8% note due in June 2005 with all interest paid at maturity.

Notes issued from March through August 2003, for $225,000, are in default and bear interest at 20% per annum. In October 2004, $55,000 of these notes was repaid and $170,000 of these notes was extended to April 1, 2005 and therefore, no longer in default. Notes issued in February and March 2004, for $125,000 is in default. Two of these notes, for $50,000, require an additional interest payment of $250 per $25,000 invested for each 30 day period they remain unpaid. At September 30, 2004, $95,000 of these notes remain unpaid, however $70,000 was repaid in October 2004 and the balance of $25,000 was extended to a maturity date of April 1, 2005, the interest rate reduced to 8% and therefore no longer in default.

Cumulative dividends payable on Series A Convertible Redeemable Preferred Stock totaled $468,959 at September 30, 2004, of which $35,763 represents dividends for the nine months then ended.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         One Current Report on Form 8-K was filed by the Company during the quarter ended September 30, 2004.

         Date filed:  September 13, 2004
              Items:  3.02 - Sale of 7,282,913 of unregistered shares of the
                             Company's Common Stock to Aholt, Jr. Family Trust
                      5.02 - Appointment of Robert Aholt, Jr. as Chief
                             Operating Officer
                      9.01 - Exhibits

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

                             Date: November 12, 2004