Form 10-K
period 2004-12-31
PHASE III MEDICAL INC/DE
filed 2005-03-31
CIK 320017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number: 0-10909

                             PHASE III MEDICAL, INC.
             (Exact name of registrant as specified in its charter)

               Delaware
   (State or other jurisdiction of                      22-2343568
    incorporation or organization)          (I.R.S. Employer Identification No.)

            330 South Service Road
                  Suite 120
              Melville, New York                            11747
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (631) 574 4955

Securities registered pursuant to Section 12(b) of the Act:                 None.
Securities registered pursuant to Section 12(g) of the Act:    Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant as of June 30, 2004 was approximately $ 2.8 million. (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).

On March 15, 2005, 43,065,336 shares of the Registrant's common stock, par value $0.001 per share, were outstanding.

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

                                     PART I

ITEM 1. BUSINESS

Phase III Medical, Inc. ("Phase III" or the "Company") (formerly known as Corniche Group Incorporated) provides capital and guidance to companies, in multiple sectors of the healthcare and life science industries, in return for a percentage of revenues, royalty fees, licensing fees and other product sales of the target companies. Through June 30, 2002, the Company was a provider of extended warranties and service contracts via the Internet at warrantysuperstore.com. The business of the Company today comprises the "run off" of its sale of extended warranties and service contracts via the Internet and the new business opportunity it is pursuing in the medical/bio-tech sector. In 2004, the Company launched its website: www.phase3med.com. The Company's information as filed with the Securities and Exchange Commission is available via a link on the website.

HISTORY

The Company was incorporated under the laws of the State of Delaware in September 1980 under the name Fidelity Medical Services, Inc. On July 28, 1983 the Company changed its name to Fidelity Medical, Inc. From its inception through March 1995, the Company was engaged in the development and sale of medical imaging products through a wholly owned subsidiary. As a result of a reverse merger on March 2, 1995 with Corniche Distribution Limited and its subsidiaries, the Company was engaged in the retail sale and wholesale distribution of stationery and related office products in the United Kingdom. Effective March 25, 1995 the Company sold its medical imaging products subsidiary. On September 28, 1995 the Company changed its name to Corniche Group Incorporated. In February 1996, the Company's United Kingdom operations were placed in receivership by creditors. Thereafter through March 1998 the Company was inactive. On March 4, 1998, the Company entered into a Stock Purchase Agreement with certain individuals (the "Initial Purchasers") whereby the Initial Purchasers acquired in aggregate 765,000 shares of a newly created Series B Convertible Redeemable Preferred Stock. Thereafter the Initial Purchasers endeavored to establish for the Company new business operations in the property and casualty specialty insurance and warranty/service contracts markets. On September 30, 1998 the Company acquired all of the capital stock of Stamford Insurance Company, Ltd. ("Stamford"). On April 30, 2001 the Company sold Stamford and is no longer involved in property and casualty specialty insurance.

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

Between July 2003 and December 2003, guarantors Veltman, Buckles and Arnett paid their judgments in full, with payments totaling approximately $295,000, $295,000 and $297,000 respectively. In December 2003, the Company settled with defendant Bauman for a payment of $100,000. These payments, totaling approximately $987,000, complete the transaction and the legal action has been concluded.

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

CURRENT BUSINESS OPERATIONS

The business of the Company today comprises the "run off" of its sale of extended warranties and service contracts via the Internet and the new business opportunity it is pursuing as described below under the sub-heading "Medical/Biotech Business".

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

MEDICAL/BIOTECH BUSINESS

On February 6, 2003, the Company appointed Mark Weinreb as a member of the Board of Directors and as its President and Chief Executive Officer. Under his direction, the Company entered a new line of business where it provides capital and guidance to companies, in multiple sectors of the healthcare and life science industries, in return for a percentage of revenues, royalty fees, licensing fees and other product sales of the target companies. The Company continues to recruit management, business development and technical personnel, and develop its business model. Accordingly, it will be necessary for the Company to raise new capital. In accordance with its business plan, the Company, in 2003 raised $514,781 of capital, including $214,781, net of expenses of $67,719, through the sale of Common Stock, and $295,000, net of commissions of $30,000, from the sale of notes. In addition, the Company received a total of approximately $987,000 from the settlement with the StrandTek guarantors. A significant portion of the Standtek proceeds was used to pay outstanding liabilities for legal expenses, employment terminations, travel and entertainment expenses and consultants. The balance of the proceeds was used for operating expenses and the retirement of certain debt. In the year ended December 31, 2004, the Company raised $1,114,375, net of expenses, of capital though the sales of Common Stock, and $660,000 from the sale of notes.

On December 12, 2003, the Company signed a royalty agreement with Parallel Solutions, Inc. "(PSI") to develop a new bioshielding platform technology for the delivery of therapeutic proteins and small molecule drugs in order to extend circulating half-life to improve bioavailability and dosing regimen, while maintaining or improving pharmacologic activity. The agreement provides for PSI to pay the Company a percentage of the revenue received from the sale of certain specified products or licensing activity. The Company has provided capital and guidance to PSI to conduct a proof of concept study to improve an existing therapeutic protein with the goal of validating the bioshielding technology for further development and licensing the technology. As of December 31, 2004, the Company has provided $805,324 to PSI pursuant to the royalty agreement. The Company is obligated to fund up to an additional $194,676 of expenses. The proof of concept study is continuing and there is no assurance of a favorable outcome.

On January 19, 2004, the Company entered into a letter of intent with NeoStem, Inc., a California company, whose primary business is to establish an autologous adult stem cell bank. A definitive agreement was never reached. However, on March 31, 2004, the Company entered into a joint venture agreement. NeoStem, Inc. pioneers adult stem cell therapeutics, including the collection and storage of stem cells. The joint venture provides for the Company to assist NeoStem in finding uses of and customers for NeoStem's services and/or technology. The Company's initial efforts will concentrate on developing programs utilizing NeoStem's services and/or technology through the Department of Homeland Security and/or other government agencies.

On August 12, 2004 ("Commencement Date"), the Company and Dr. Wayne A. Marasco, a Company Director, entered into a Letter Agreement appointing Dr. Marasco as the Company's Senior Scientific Advisor. Dr. Marasco will be responsible for assisting the Company in reviewing and evaluating business, scientific and medical opportunities, and for other discussions and meetings that may arise during the normal course of the Company conducting business. For his services, during a three year period ("Term"), Dr. Marasco shall be entitled to annual cash compensation of $84,000 with increases each year of the Term and an additional cash compensation based on a percentage of collected revenues derived from the Company's royalty or revenue sharing agreements. Although the annual cash compensation and additional cash compensation stated above shall begin to accrue as of the Commencement Date, Dr. Marasco will not be entitled to receive any such amounts until the Company raises $1,500,000 in additional equity financing after the Commencement Date. In addition, Dr. Marasco was granted an option, fully vested, to purchase 675,000 shares of the Company's common stock at an exercise price of $.10 cents per share. The shares will be subject to a one year lockup as of the date of grant. The exercise period will be ten years, and the grant will otherwise be in accordance with the Company's 2003 Equity Participation Plan and Non-Qualified Stock Option Grant Agreement.

On September 13, 2004 ("Commencement Date"), the Company entered into a letter agreement (the "Letter Agreement") with Mr. Robert Aholt Jr. pursuant to which the Company appointed Mr. Aholt as its Chief Operating

Officer. Subject to the terms and conditions of the Letter Agreement, the term of Mr. Aholt's employment in such capacity will be for a period of three (3) years from the Commencement Date (the "Term").

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

PHASE III HAS A HISTORY OF OPERATING LOSSES AND A SUBSTANTIAL ACCUMULATED EARNINGS DEFICIT AND IT WILL CONTINUE TO INCUR LOSSES.

Since its inception in 1980, the Company has generated only limited revenues from sales and has incurred substantial net losses of $1,748,372, $1,044,145 and $1,159,838 for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, the Company had a stockholders' deficit of approximately $1,900,000. The Company expects to incur additional operating losses as well as negative cash flow from its new business operations until revenues from the purchase of royalty interests are received.

THE COMPANY HAS LIQUIDITY PROBLEMS.

At December 31, 2004, the Company had a cash balance of $27,868, deficit working capital of $1,238,949 and a stockholders' deficit of $1,931,787. In addition, the Company sustained losses of $1,748,372, $1,044,145 and $1,159,838 for the three fiscal years ended December 31, 2004, 2003 and 2002, respectively. The Company's lack of liquidity combined with its history of losses raises substantial doubt as to the ability of the Company to continue as a going concern. The financial statements of the Company do not reflect any adjustments relating to the doubt of its ability to continue as a going concern. On September 22, 2003, the Company commenced an equity private placement to accredited investors pursuant to Regulation D to raise up to $4,000,000 through the sale of up to 40,000,000 shares of its Common Stock in increments of $5,000 or 50,000 shares. Through July 31, 2004, the Company sold only 14,957,913 shares, resulting in proceeds to the Company of $1,319,781, net of offering costs of $67,719. This amended private placement was terminated in July 2004. Additional financing is needed. There can be no assurance that the Company will be able to sell sufficient quantities of equity securities or borrow money so as to have sufficient funds to continue to operate.

THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN IS QUESTIONABLE.

The Company's auditors, Holtz Rubenstein Reminick LLP, modified its opinion in order to disclose the substantial doubt about the Company's ability to continue as a going concern. It will be more difficult for the Company to raise capital on favorable terms and fund the agreements currently in place or new agreements as a result of the substantial doubt about the Company's ability to continue as a going concern.

THE COMPANY WILL CONTINUE TO EXPERIENCE CASH OUTFLOWS.

The Company continues to incur expenses, including the salary of its President, COO, rent, legal and accounting fees, insurance and general administrative expenses. The Company's new business activities are in the development stage and will therefore result in additional cash outflows in the coming period. It is not possible at this time to state whether the Company will be able to finance these cash outflows or when the Company will achieve a positive cash position, if at all.

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

BECAUSE OF ITS FINANCIAL POSITION, THERE IS SUBSTANTIAL DOUBT ABOUT ITS ABILITY TO OPERATE AS A GOING CONCERN.

The Company has no cash generating revenues. As of December 31, 2004, the Company had a stockholders' deficit of $1,931,787 and had a working capital deficiency of $1,238,949. Although the Company continues to raise funds through the issuance of promissory notes, which have been substantially spent, the Company's financial condition still raises substantial doubt about its ability to operate as a going concern.

THE COMPANY WILL NEED ADDITIONAL FINANCING AND IS UNCERTAIN OF ITS ACCESS TO CAPITAL FUNDING.

The Company's proposed new business will require substantial capital to identify and make alliances with one or more medical companies based on the Company's current operating plan for its new business. In addition, the Company's cash requirements may vary materially from those now planned because of results in research, consulting with experts and modeling sales forecasts for the potential products of potential business partners.

              RISKS RELATING TO THE COMPANY'S PROPOSED NEW BUSINESS

THE COMPANY HAS ONLY TWO BUSINESS PARTNERS TO DATE AND IS UNCERTAIN OF ITS FUTURE PROFITABILITY WITH ITS INTENDED VENTURE TO GENERATE REVENUES FROM SUCH RELATIONSHIPS.

The Company's ability to achieve profitability in its new business is dependent in part on the agreements, if any, entered into with business partners. Currently the Company has entered into one agreement with PSI, and one agreement with NeoStem and since the agreements are in its early stages, it is premature to predict any favorable outcome. There can be no assurance that any additional agreements will be entered into. The failure to enter into any such necessary agreements could delay or prevent the Company's new business from achieving profitability and would have a material adverse effect on the business, financial position and results of operations of the Company. Further, there can be no assurance that the Company's operations will become profitable even if the Company enters into agreements with business partners.

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

THE COMPANY'S NEW VENTURE MAY REQUIRE IT TO REGISTER AS AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940.

The Company is not registered as an investment company under the Investment Company Act of 1940, as amended (or any similar state laws) (the "Company Act"). The Company does not believe (i) it is an "investment company" pursuant to the Company Act, or (ii) that it will hold "securities" pursuant to the Company Act or the Securities Act of 1933, as amended. However, the Securities and Exchange Commission ("SEC") may disagree in the futue with the Company's position and deem the Company to be an "investment company" under the Company Act and require the Company to register as an investment company. If this were to occur, the Company's day-to-day operations would become subject to the regulatory and disclosure requirements imposed by the Company Act. The Company does not have the infrastructure to operate as an investment company.

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

COMPETITION

Competition in the medical, pharmaceutical and biotechnology industries, the sector in which the Company has established new business operations, is intense. The Company's potential business partners may face competition from companies with far greater financial, marketing, technical and research resources, name recognition, distribution channels and market presence than the Company's potential business partners who are marketing existing products or developing new products that are similar to the products developed by the Company's potential business partners. There can be no assurance that the Company's potential business partners' products will be able to compete successfully with existing products or products under development by other companies, universities and other institutions.

EMPLOYEES

As of December 31, 2004, the Company had four employees.

ITEM 2. PROPERTIES

On February 21, 2003 the Company began leasing office space in Melville, New York at an original annual rental of $18,000. The lease was extended for an additional twelve months and expires on March 31, 2005. The annual rental increased to approximately $19,200 on April 1, 2004 and continues until the expiration date. The lease has been renewed until March 2006 with an annual rental of approximately $20,100. This space will be sufficient for the Company's needs until the business plan of the Company has been successfully executed.

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

Between July 2003 and December 2003, guarantors Veltman, Buckles and Arnett paid their judgments in full, with payments totaling approximately $295,000, $295,000 and $297,000 respectively. In December 2003, the Company settled with defendant Bauman for a payment of $100,000. These payments, totaling approximately $987,000, complete the transaction and the legal action has been concluded.

The Company is not aware of any material pending legal proceedings or claims against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information. The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "PHSM" since July 24, 2003. Prior to that date, the Company's Common Stock traded under the symbol "CNGI." The following table sets forth the high and low bid prices of the Company's Common Stock for each quarterly period within the two most recent fiscal years and the most recent quarter, as reported by Nasdaq Trading and Market Services. On March 15, 2005, the closing bid price for the Company's Common Stock was $0.04. Information set forth in the table below represents inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

      2004                                High        Low

      First Quarter                      $0.18      $0.13

      Second Quarter                      0.22       0.06

      Third Quarter                       0.10       0.07

      Fourth Quarter                      0.10       0.05

      2003                                High        Low

      First Quarter                      $0.13      $ 0.3

      Second Quarter                      0.15       0.06

      Third Quarter                       0.31       0.08

      Fourth Quarter                      0.31       0.11

(b) Holders. As of March 15, 2005, there were approximately 1,500 holders of record of the Company's Common Stock.

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

At December 31, 2004, 681,174 shares of Series A Preferred Stock were outstanding. If the preferred shareholders do not convert their shares into Common Stock, and if the Company were required to redeem any significant number of shares of Series A Preferred Stock, the Company's financial condition may be materially affected.

RECENT SALES OF UNREGISTERED SECURITIES

In September 2002, the Company sold to accredited investors, pursuant to Regulation D, five 60-day promissory notes in the principal sum of $25,000 each, resulting in net proceeds to the Company of $117,500, net of offering costs. The notes bear interest at 15% per annum payable at maturity. The terms of the notes include a default penalty pursuant to which if the notes are not paid on the due date, the holder shall have the option to purchase 25,000 shares of the Company's Common Stock for an aggregate purchase price of $125. If the non payment continues for 30 days, then on the 30th day, and at the end of each successive 30-day period until the note is paid in full, the holder has the option to purchase an additional 25,000 shares of the Company's Common Stock for an aggregate purchase price of $125. As of December 31, 2003 a total of 1,000,000 of such shares resulting in net proceeds to the Company of $5,000 were exercised because the notes remained unpaid. As of December 31, 2004, options to purchase an additional 1,875,000 shares of Common Stock at an aggregate purchase price of $9,375 were exercised pursuant to the default penalty. As of December 31, 2004 all but two of these notes and related interest has been repaid and there are no additional options to purchase Common Stock outstanding. Two of the notes, totaling $50,000 was sold to an unrelated third party who agreed to cancel the two notes and replace them with a new note with does not contain the default penalty. This new note included a previous note of $25,000 and on October 1, 2004 a new promissory note in the amount $75,000 bearing interest at 8% per annum was executed. This note, plus accrued interest, is due June 30, 2005.

In February 2003, the Company sold to accredited investors, pursuant to Regulation D, a series of 30-day promissory notes in the aggregate principal sum of $50,000. The notes bear interest at 20% per annum payable at maturity. In November 2003, the Company repaid all $50,000 of such promissory notes together with all accrued interest of $6,854.

On March 17, 2003, the Company commenced a private placement offering, pursuant to Regulation D, to raise up to $250,000 in 6-month promissory notes in increments of $5,000 bearing interest at 15% per annum. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, were eligible to purchase these promissory notes. The Company raised the full $250,000 through the sale of such promissory notes, resulting in net proceeds to the Company of $225,000, net of offering costs. The notes contain a default provision which raises the interest rate to 20% if the notes are not paid when due. The Company issued $250,000 of these notes and as of December 31, 2004, $170,000 of the principle amount of these notes remain unpaid. The due date of these notes has been extended to April 1, 2005 and bears interest at 20%. All interest payments have been made and are current.

On September 22, 2003, the Company commenced an equity private placement pursuant to Regulation D to raise up to $4,000,000 through the sale of up to 40,000,000 shares of its Common Stock in increments of $5,000 or 50,000 shares. Such shares were not registered and will be subject to restrictions on resale. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, were eligible to purchase these shares. The placement closed on December 31, 2003 upon the sale of 2,825,000 shares, resulting in proceeds to the Company of $214,781, net of offering costs of $67,719. The investment banker, Robert M. Cohen & Company, has been fully paid for its efforts.

The Company amended its equity private placement (see Note 7 to the Audited Financial Statements) pursuant to Regulation D to raise up to $4,000,000 through the sale of up to 40,000,000 shares of Common Stock in increments of $5,000 or 50,000 shares. Such shares were not registered and will be subject to restrictions on resale. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, are eligible to purchase these shares. The amended private placement closed on July 31, 2004. As of July 31, 2004, 12,132,913 shares of common stock have been sold with net proceeds to the Company of $1,105,000.

In February 2004, the Company sold 30 day 20% notes pursuant to Regulation D in the amount of $75,000 to two accredited investors to fund current operations. These notes have a default provision that if they are not paid within 30 days, there is an additional interest payment of $250 per $25,000 for each 30 day period or part thereof. These notes and interest have been repaid.

In March 2004, the Company sold a 30 day 20% note pursuant to Regulation D in the amount of $50,000 to a director who qualifies as an accredited investor to fund current operations. As of December 31, 2004, $25,000 has been repaid and $25,000 remains unpaid.

In May 2004, the Company sold a 30 day 20% note pursuant to Regulation D in the amount of $40,000 to an accredited investor to fund current operations. This note has been repaid.

In July 2004, the Company sold a five month 20% note in the amount of $25,000 and two six month 20% notes totaling $80,000 to three accredited investors to fund current operations. As of December 31, 2004, the $25,000 note has been repaid and the two notes totaling $80,000 remain unpaid.

In August 2004, the Company sold a 30 day 20% note in the amount of $30,000 and a six month 20% note in the amount of $25,000 to two accredited investors to fund current operations. As of December 31, 2004, $30,000 has been repaid and $25,000 remains unpaid. All related interest has been paid.

In August 2004, the Company sold a six month 20% $100,000 convertible note. This note at maturity will be converted into shares of the Company's Common Stock at 85% of the average price as quoted on the NASD Over-the-Counter Bulletin Board for the five days prior to the maturity date of the note. In March 2005, this note was converted into 1,960,784 shares of common stock. All interest payments were made on the note.

In September 2004, 7,282,913 shares of common stock were purchased by Robert Aholt, Jr., Chief Operating Officer of the Company for an aggregate purchase price of $650,000.

In December 2004, the Company sold two six month 8% notes to an officer and a director totaling $60,000 to fund current operations. In addition, the Company sold a six month 15% note and a six month 20% note totaling $40,000 to two accredited investors to fund operations. At December 31, 2004 these notes remain unpaid.

ITEM 6. SELECTED FINANCIAL DATA

The selected statements of operations and balance sheet data set forth below are derived from audited financial statements of the Company. The information set forth below should be read in conjunction with the Company's audited financial statements and notes thereto. See Item 8 "Financial Statements and Supplementary Data" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation". On February 4, 1999 the Company changed its fiscal year-end from March 31 each year to December 31 each year. The selected financial data set out below has not been retroactively restated to reflect such change in fiscal year-end date and accordingly is presented as historically reported in the financial statements of the Company. The requirement to provide geographical information for the operations of the Company is not practical.

Statement of Operations:                             Year Ended       Year Ended       Year Ended       Year Ended      Year Ended
($'000 except net loss per share which is          December 31,     December 31,     December 31,     December 31,    December 31,
stated in $)                                               2004             2003             2002             2001            2000
Earned revenues                                    $         49     $         65     $         81     $        107    $         27
Direct costs                                                 34               44               60               70              33
Gross profit                                                 15               21               21               37              (6)

Operating  (loss)                                        (1,474)            (894)          (1,149)          (1,606)         (2,516)

Loss before discontinued operations and
preferred dividends                                      (1,748)          (1,044)          (1,160)          (1,792)         (2,296)

Net loss attributable to common
stockholders                                             (1,748)          (1,068)          (1,208)          (2,081)         (2,075)
Basic and diluted earnings per share:

  Loss from continuing operations
  Income (loss) from discontinued operations               (.05)           (0.05)           (0.05)           (0.08)          (0.16)
                                                             --               --               --            (0.01)          (0.02)
Net loss attributable to common shareholders
                                                           (.05)           (0.05)           (0.05)           (0.09)          (0.14)
Weighted average number of shares
outstanding                                          32,541,845       23,509,343       22,344,769       22,284,417      14,902,184

                                                          As of            As of            As of            As of           As of
Balance Sheet Data:                                December 31,     December 31,     December 31,     December 31,    December 31,
$'000                                                      2004             2003             2002             2001            2000
Working Capital  (Deficiency)                      $     (1,239)    $       (794)    $        (82)    $      1,085    $      2,079

Total Assets                                                 99              312            1,183            1,836           3,757

Current Liabilities                                       1,288            1,023            1,141              489             458

Long Term Debt                                               --               --                9               32              53

(Accumulated Deficit)                                   (12,510)         (10,762)          (9,694)          (8,486)         (6,406)

Total Stockholders' (Deficit)/ Equity                    (1,932)          (1,503)            (824)             373           2,450

Add long term liab.

Selected Quarterly Financial Data

$'000                             Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
(except net loss per share          Ended      Ended      Ended      Ended      Ended      Ended
which is stated in $)            12/31/04    9/30/04    6/30/04    3/31/04   12/31/03    9/30/03
Earned Revenues                      $12         $3         $7        $27        $15        $15

Direct Costs                           8          2          5         19          8         11

Gross profit                           4          1          2          8          7          4

Operating Loss                      (263)      (417)      (413)      (381)      (369)      (197)

Net Loss Attributable to
Common Stockholders                 (300)      (500)      (492)      (456)      (437)      (216)

Net loss per share                  (.00)      (.01)      (.02)      (.02)     (0.02)     (0.01)

$'000                              Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
(except net loss per share           Ended      Ended      Ended      Ended      Ended      Ended
which is stated in $)              6/30/03    3/31/03   12/31/02    9/30/02    6/30/02    3/31/02
Earned Revenues                       $17        $18       $ 19       $ 20       $ 18       $ 24

Direct Costs                           12         13         13         14         14         19

Gross profit                            5          5          5          6          5          5

Operating Loss                       (205)      (123)      (357)      (225)      (201)      (366)

Net Loss Attributable to
Common Stockholders                  (260)      (155)      (389)      (231)   *  (246)      (342)

Net loss per share                  (0.01)     (0.01)        --      (0.01)     (0.01)     (0.02)

* Includes impairment charges of $54,732 in fiscal 2002.

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

NEW BUSINESS OPPORTUNITIES

Management had been exploring new business opportunities for the Company and on February 6, 2003, the Company appointed Mark Weinreb as a member of the Board of Directors and as its President and Chief Executive Officer. Mr. Weinreb was appointed to finalize and execute the Company's new business plan. The Company now provides capital and guidance to companies, in multiple sectors of the healthcare and life science industries, in return for a percentage of revenues, royalty fees, licensing fees and other product sales of the target companies. The Company continues to recruit management, business development and technical personnel, and develop its business model. Accordingly, it will be necessary for the Company to raise new capital. There can be no assurance that any such business plan developed by the Company will be successful, that the Company will be able to acquire such new business or rights or raise new capital, or that the terms of any transaction will be favorable to the Company.

CRITICAL ACCOUNTING POLICIES

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

Income Taxes and Valuation Reserves: We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of preparing our financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences, together with net operating loss carryforwards and tax credits, are recorded as deferred tax assets or liabilities on our balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be realized from future taxable income. A valuation allowance may be required to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event we determine that we may not be able to realize all or part of our deferred tax asset in the future, or that new estimates indicate that a previously recorded valuation allowance is no longer required, an adjustment to the deferred tax asset is charged or credited to net income in the period of such determination.

RESULTS OF CONTINUING OPERATIONS

The Company's "Critical Accounting Policies" are described in Note 2 to the audited financial statements and notes thereto, included in Item 8 of this report. The Company recognizes revenue from its warranty service contracts ratably over the length of the contracts executed. Additionally, the Company purchased insurance to fully cover any losses under the service contracts from a domestic carrier. The insurance premium expense and other costs related to the sale are amortized ratably over the life of the contracts.

FISCAL 2004 COMPARED TO FISCAL 2003

The Company generated recognized revenues from the sale of extended warranties and service contracts via the Internet of $49,000 in fiscal 2004 compared to $65,000 in fiscal 2003. The revenues generated in the year were derived entirely from revenues deferred over the life of the contracts sold in prior years. Similarly, direct costs incurred were $34,000 and $44,000 for fiscal years 2004 and 2003 respectively, which relate to costs previously deferred over the life of such contracts.

General and administrative expenses totaled $764,000 during the year ended December 31, 2004 as compared to $685,000 for fiscal 2003, an increase of $79,000 or 11.5%. The increase was primarily attributable to increases in salaries and related expenses ($189,000), directors and officer's liability insurance ($31,000), rent ($12,000) and investor relations ($29,000) partially offset by decreases in legal ($59,000), consultants ($63,000), director's fees ($13,000) travel and entertainment ($17,000), stockholder's meetings ($12,000), transfer agent fees ($5,000) and miscellaneous items ($13,000).

In accordance with the PSI agreement, the Company paid PSI $725,324 in fiscal 2004 as compared to $80,000 in fiscal 2003.

Interest income decreased from $89,000 in fiscal 2003 to less than $1,000 in fiscal 2004 due to the lack of funds. Interest expense increased in fiscal 2004 to $227,000 from $215,000 in fiscal 2003 due to the higher level of debt and certain debt being in default and therefore subject to a higher interest rate. In addition, the Company recorded interest expense in fiscal 2004 relating to the Series A preferred in the amount of approximately $48,000 as compared to approximately $24,000 in 2003 due to a recent accounting pronouncement.

For the reasons cited above, the net loss before preferred stock dividend increased to $1,748,000 in fiscal 2004 from the comparable loss of $1,044,000 for fiscal 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated:

                                              Twelve Months Ended
                                              -------------------

                                 December 31, 2004          December 31, 2003

Cash used in
operating activities                   $(1,459,653)               $(1,021,913)

Cash (used by) provided by
investing activities                        (3,288)                   847,419

Cash provided by
financing activities                     1,279,862                    366,186

At December 31, 2004, the Company had a cash balance of $27,868, deficit working capital of $1,238,949 and a stockholders' deficit of $1,931,787. In addition, the Company sustained losses of $1,748,372, $1,044,145 and $1,159,838 for the three fiscal years ended December 31, 2004, 2003 and 2002, respectively. The Company's lack of liquidity combined with its history of losses raises substantial doubt as to the ability of the Company to continue as a going concern.

On September 22, 2003, the Company commenced an equity private placement to accredited investors pursuant to Regulation D to raise up to $4,000,000 through the sale of up to 40,000,000 shares of its Common Stock in increments of $5,000 or 50,000 shares. Through July 31, 2004, the Company sold only 14,957,913 shares, resulting in proceeds to the Company of $1,319,781, net of offering costs of $67,719. This amended private placement was terminated in July 2004. Additional financing is needed. There can be no assurance that the Company will be able to sell sufficient quantities of equity securities or borrow money so as to have sufficient funds to continue to operate. Management has sold promissory notes which bear interest at between 8% and 20% per annum to fund the Company until such time as sufficient proceeds are received from the private placement of its Common Stock. No assurance can be given that future borrowings will be available.

The following table reflects a summary of the Company's contractual cash obligations as of December 31, 2004:

                                                                        Payments due by period
                                                                 Less than 1                               More than 5
Contractual Obligations                             Total           year         1-3 years    3-5 years       years
Notes payable                                    $  475,000      $  475,000      $      0      $      0      $      0
Operating leases                                     24,900          19,875         5,025             0             0
Employment agreements                               668,340         374,950       293,390             0             0
Series A mandatorily redeemable convertible
preferred stock                                     572,208          47,684       143,052       143,052       238,420
Purchase obligations                                194,676         194,676             0             0             0
                                                 ----------      ----------      --------      --------      --------
     Total                                       $1,925,124      $1,064,501      $298,415      $      0      $      0
                                                 ==========      ==========      ========      ========      ========

INFLATION

The Company does not believe that its operations have been materially influenced by inflation in the fiscal year ended December 31, 2004, a situation which is expected to continue for the foreseeable future.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on the Company's Form 8-K filed January 8, 2004, as amended on February 3, 2004, on January 6, 2004, upon recommendation and approval of the Company's and Board of Directors, the Company dismissed Travis, Wolff & Company, LLP ("Travis Wolff") and engaged Holtz Rubenstein Reminick LLP ("Holtz") as the Company's independent auditors for the fiscal year ended December 31, 2003.

Travis Wolff's audit report on the Company's financial statements for the year ended December 31, 2002 contained a qualified opinion as to the uncertainty of the Company's ability to continue as a going concern. No modifications were made to the financial statements as a result of this uncertainty.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the directors and executive officers of the Company as of March 8, 2005:

Name                       Age            Position
----                       ---            --------
Mark Weinreb               52             Director, President & Chief Executive Officer
Robert Aholt, Jr.          43             Chief Operating Officer
Wayne Marasco              51             Director
Joseph Zuckerman           53             Director
Michael Lax                51             Director

Mark Weinreb
President, Chief Executive Officer and Director

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

Robert Aholt, Jr.
Chief Operating Officer

Mr. Aholt joined the Company in September of 2004 as Chief Operating Officer. He is responsible for all operational aspects of the Company and is an integral part of the management team. Prior to joining the Company, Mr. Aholt was Principal and Chief Financial Officer of Systems Development, Inc. a private consulting firm focusing on strategic and technology consulting for Fortune 500 companies. As a co-founder of Systems Development in 1993, Mr. Aholt helped build the company into a multi-million dollar consulting practice. As CFO, he oversaw all financial and operational aspects of the firm. Prior to Systems Development, Mr. Aholt was CFO of IW Communications Group, a public relations firm that helps companies target Asian communities for public relations outreach. Mr. Aholt has also worked as a controller of First Affiliated Securities, a regional brokerage firm in Southern California. Mr. Aholt received a Bachelor of Arts degree from the University of California at Santa Barbara in 1985 and a Masters of Business Administration from the University of Southern California in 1988.

Wayne Marasco, M.D., Ph.D.
Director

Dr. Marasco joined the Board of Directors of the Company in June 2003. In August 2004 was the appointed the Company's Senior Scientific Advisor. Dr. Marasco is an Associate Professor in the Department of Cancer Immunology & AIDS at the Dana-Farber Cancer Institute and Associate Professor of Medicine in the Department of Medicine, Harvard Medical School. Dr. Marasco is a licensed physician- scientist with training in Internal Medicine and specialty training in infectious diseases. His clinical practice sub-specialty is in the treatment of immunocompromised (cancer, bone marrow and solid organ transplants) patients.

Dr. Marasco's research laboratory is primarily focused on the areas of antibody engineering and gene therapy. New immuno- and genetic- therapies for HIV-1 infection / AIDS, HTLV-1, the etiologic agent in Adult T-cell Leukemia, and other emerging infectious diseases such as SARS and Avian Influenza are being studied. Dr. Marasco's laboratory is recognized internationally for its pioneering development of intracellular antibodies (sFv) or "intrabodies" as a new class of molecules for research and gene therapy applications. He is the author of more than 70 peer reviewed research publications, numerous chapters, books and monographs and has been an invited speaker at many national and international conferences in the areas of antibody engineering, gene therapy and AIDS. Dr. Marasco is also the Scientific Director of the National Foundation for Cancer Research Center for Therapeutic Antibody Engineering (the "Center"). The Center is located at the Dana-Faber Cancer Institute and will work with investigators globally to develop new human monoclonal antibody drugs for the treatment of human cancers.

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

COMMITTEES OF THE BOARD OF DIRECTORS

Composition of the Board of Directors. Because of the Company's recent reorganization and implementation of its new business plan, and its ongoing efforts to engage qualified board members under its new business plan, the Company does not have a separately designated audit committee or compensation committee at this time. Accordingly, the Company's Board of Directors also has determined that the Company does not have an audit committee financial expert. The Company continues to seek new board members in order to implement its reorganization and new business plan, and appoint a separately designated audit committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. These persons are required by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on the Company's review of these reports and written representations furnished to the Company, the Company believes that in 2003 each of the reporting persons complied with these filing requirements, except that a report on Form 4 reporting one transaction in February 2003 with respect to Mark Weinreb due on February 8, 2003 was not filed until February 17, 2003, a report on Form 5 reporting four transactions for the year ended December 31, 2002 with respect to James J. Fyfe due on February 14, 2003 was not filed until June 10, 2003 and a report on Form 5 reporting four transactions for the year ended December 31, 2002 with respect to Paul L. Harrison due on February 14, 2003 was not filed until June 10, 2003. The following Forms 3 and 4 were filed late:
Forms 3 for Joseph Zuckerman and Michael Lax upon becoming directors of the Company and for Robert Aholt upon becoming an officer of the Company, and 2 Forms 4 for Joseph Zuckerman relating to option grants. These late filings were inadvertent and required filings were made promptly after noting the failures to file. The following Forms 3 and 4 were filed late: Forms 3 for Joseph Zuckerman and Michael Lax upon becoming directors of the Company and for Robert Aholt upon becoming an officer of the Company, and 2 Forms 4 for Joseph Zuckerman relating to option grants.

CODE OF ETHICS

      The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions). A copy of such Code of Ethics has been filed as Exhibit 14.1 to Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid during the three years ended December 31, 2004 to the Company's Chief Executive Officer. No other executive officer of the Company earned in excess of $100,000 for services rendered during fiscal 2004.

                           Summary Compensation Table

                                                                      Annual            Long-Term
                                                                   Compensation       Compensation
                                                                   ------------       ------------

                                                                                       Securities
                                                                                       Underlying          All Other
 Name and Principal Position                 Notes      Year          Salary          Options/SAR's      Compensation
 ---------------------------                 -----      ----          ------          -------------      ------------
 Mark Weinreb
 Chief Executive Officer                                2004         $223,192           2,550,000           $12,000
 (Appointed February 6, 2003)                 (1)       2003         $157,154           2,500,000           $12,000

Notes:

      (1) All other compensation comprises monthly automobile allowances.

OPTION GRANTS

The following table provides certain information with respect to options granted to the Company's chief executive officer during the fiscal years ended December 31, 2004:

Option Grants in Last Fiscal Year

                                            Percent of                                                Potential Realizable Value
                                              Total                                                   at Assumed Annual Rates of
                           Number of         Options                      Market                       Stock Price Appreciation
                          Securities        Granted to     Exercise      Price on                         for Option Term(1)
                           Underlying       Employees        Price       Date of                      --------------------------
                            Options             In         per Share       Grant       Expiration
          Name             Granted(2)      Fiscal Year        ($)           ($)           Date          5%                 10%
---------------------------------------    -----------     ----------     --------     -----------    -------           --------
Mark Weinreb               2,500,000           100%           $0.03        $0.03         2/6/13       $53,275           $129,257

                              50,000             6%           $0.10        $0.10         9/14/14       $8,552            $13,617

----------
(1) The Securities and Exchange Commission (the "SEC") requires disclosure of the potential realizable value or present value of each grant. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the SEC and do not represent the Company's estimate or projection of the Company's future Common Stock prices. The disclosure assumes the options will be held for the full ten-year term prior to exercise. Such options may be exercised prior to the end of such ten-year term. The actual value, if any, an executive officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There can be no assurance that the stock price will appreciate at the rates shown in the table.

(2)   These options vested immediately.

OPTION EXERCISES AND HOLDINGS

The following table provides information concerning options exercised during 2004 and the value of unexercised options held by each of the executive officers named in the Summary Compensation Table at December 31, 2004.

                       Option Values at December 31, 2004

                                                            Number of
                                                      Securities Underlying
                         Shares                        Unexercised Options                              Value of
                        Acquired                       at December 31, 2004                    In-the-Money Options at
                           On                             (# of shares)                       December 31, 2004 ($)(1)
                        Exercise       Value       -----------------------------         -------------------------------
      Name             (# shares)     Realized     Exercisable     Unexercisable         Exercisable       Unexercisable
----------------       ----------     --------     -----------     -------------         -----------       -------------
Mark Weinreb                --           --          2,500,000             --               $75,000              --

                            --           --             50,000             --                    --              --

----------
(1) Based on $0.06 per share, the closing price of the Company's Common Stock, as reported by the OTC Bulletin Board, on December 30, 2004.

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

On August 12, 2004 ("Commencement Date") the Company and Dr. Wayne A. Marasco, a Company Director, entered into a Letter Agreement appointing Dr. Marasco as the Company's Senior Scientific Advisor. Dr. Marasco will be responsible for assisting the Company in reviewing and evaluating business, scientific and medical opportunities, and for other discussions and meetings that may arise during the normal course of the Company conducting business. For his services, during a three year period ("Term"), Dr. Marasco shall be entitled to annual cash compensation of $84,000 with increases each year of the Term and an additional cash compensation based on a percentage of collected revenues derived from the Company's royalty or revenue sharing agreements. Although the annual cash compensation and additional cash compensation stated above shall begin to accrue as of the Commencement Date, Dr. Marasco will not be entitled to receive any such amounts until the Company raises $1,500,000 in additional equity financing after the Commencement Date. In addition, Dr. Marasco was granted an option, fully vested, to purchase 675,000 shares of the Company's common stock at an exercise price of $.10 cents per share. The shares will be subject to a one year lockup as of the date of grant. The exercise period will be ten years, and the grant will otherwise be in accordance with the Company's 2003 Equity Participation Plan and Non-Qualified Stock Option Grant Agreement.

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

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as to the number of shares of the Company's Common Stock beneficially owned, as of March 15, 2005, by (i) each beneficial owner of more than five percent of the outstanding Common Stock, (ii) each current named executive officer and director and (iii) all current executive officers and directors of the Company as a group. All shares are owned both beneficially and of record unless otherwise indicated. Unless otherwise indicated, the address of each beneficial owner is c/o Phase III Medical, Inc., 330 South Service Road, Suite 120, Melville, New York 11747.

              Number and Percentage of Shares of Common Stock Owned

                                                                                                            Percentage
                                                                                                       of Common Stock
                                                                               # of Shares     Beneficially Owned (See
Name and Address of Beneficial Owner                         Notes      Beneficially Owned                     Note 1)
Joel San Antonio
56 North Stanwich Road
Greenwich, CT 06831                                                              3,752,500                        8.7%

Mark Weinreb                                               (2) (6)               2,590,000                        5.7%

Wayne Marasco                                              (3) (6)               1,525,000                        3.5%

Michael Lax                                                (4) (6)                 300,000                         .7%

Joseph Zuckerman, M.D.                                     (5) (6)                 600,000                        1.4%

Robert Aholt, Jr.                                              (6)               9,721,376                       22.6%

All current directors and officers as a group
(five persons)                                     (2) (3) (4) (5)              14,736,376                       31.2%

Notes:

(1)   Based on 43,065,336 shares of Common Stock outstanding on March 15, 2005.

(2)   Includes 2,550,000 currently exercisable options to purchase Common Stock.

(3)   Includes 1,025,000 currently exercisable options to purchase Common Stock.

(4)   Includes 300,000 currently exercisable options to purchase Common Stock.

(5)   Includes 350,000 currently exercisable options to purchase Common Stock.

(6)   Address is 330 South Service Road, Suite 120, Melville, NY 11747 EQUITY

COMPENSATION PLAN INFORMATION

The following table gives information about the Company's Common Stock that may be issued upon the exercise of options, warrants and rights under the Company's 2003 Equity Participation Plan as of December 31, 2004. This plan was the Company's only equity compensation plan in existence as of December 31, 2004

                                                                                                     (c)
                                                                                            Number of Securities
                                                                                           Remaining Available For
                                                (a) (b)  Future  Issuance  Under
                                      Number of Securities  to  Weighted-Average
                                      Equity   Compensation   be   Issued   Upon
                                      Exercise Exercise Price of Plan (Excluding
                                      of   Outstanding   Options,    Outstanding
                                      Options, Securities Reflected In
         Plan Category                  Warrants and Rights        Warrants and Rights            Column (a))
         -------------                  -------------------        -------------------      ------------------------
Equity Compensation Plans
Approved by
Shareholders ............                       6,675,000                $    0.08                  8,325,000

Equity Compensation Plans
Not Approved by .........                               0                        0                          0
Shareholders
                                                ---------                ---------                  ---------

TOTAL ...................                       6,675,000                $    0.08                  8,325,000

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

Audit Fees. Audit fees billed or expected to be billed to the Company by the Company's principal accountant for the audit of the financial statements included in the Company's Annual Reports on Form 10-K, and reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q, for the years ended December 31, 2004 and 2003 totaled approximately $25,000 and $48,185, respectively.

Audit-Related Fees. The Company was billed $0 and $0 by the Company's principal accountant for the fiscal years ended December 31, 2004 and 2003, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the caption Audit Fees above.

Tax Fees. The Company was billed or expected to be billed an aggregate of $7,350 and $5,072 by the Company's principal accountant for the fiscal years ended December 31, 2004 and 2003, respectively, for tax services, principally advice regarding the preparation of income tax returns.

All Other Fees. The Company incurred fees for the fiscal years ended December 31, 2004 and 2003, respectively, for permitted non-audit services of $0 and $3,230, respectively.

The Company's Board of Directors pre-approved the Company's engagement of Holtz Rubenstein Reminick LLP to act as the Company's independent auditor for the fiscal year ended December 31, 2004 and 2003. The Company's Board of Directors pre-approved Travis Wolff & Company, L.L.P. to act as the Company's independent auditor for the fiscal years ended December 31, 2002. The Company's independent auditors performed all work only with its full time permanent employees.

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

Allan please update

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
                dated January 7, 2002, as amended on February 11, 2002 (11)                                            10(o)
        (e)     Supplemental Disclosure Agreement to Stock Contribution Exchange
                Agreement with StrandTek International, Inc. dated January 7, 2002 (11)                                10(p)
        (f)     Employment Agreement dated as of February 6, 2003 by and between
                Corniche Group Incorporated and Mark Weinreb (12)                                                      99.2
        (g)     Stock Option Agreement dated as of February 6, 2003 between
                Corniche Group Incorporated and Mark Weinreb (12)                                                      99.3
        (h)     Corniche Group Incorporated 2003 Equity Participation Plan (12)                                        99.4
        (i)     Royalty Agreement, dated as of December 5, 2003, by and between
                Parallel Solutions, Inc. and Phase III Medical, Inc. (13)(14)                                          10.1

        (j)     Form of Stock Option Agreement (13)                                                                    10.2
        (k)     Employment Agreement dated as of  September 13, 2004 between Phase III Medical,
                Inc. and Robert Aholt, Jr. (16)                                                                     10.3
        (l)     Stock Purchase Agreement, dated as of September 13, 2004, between Phase III
                Medical, Inc. and the Aholt, Jr. Family Trust (16)                                                     10.4
        (m)     Form of Promissory Note - Robert Aholt, Jr. dated August 30, 2004 (16)                                 10.5
        (n)     Letter Agreement dated as of August 12, 2004 by and between Phase III Medical,
                Inc. and Dr. Wayne A. Marasco (16)                                                                     10.6
        (o)     Board of Directors Agreement by and between Phase III Medical, Inc. and Michael
                Lax (16)                                                                                               10.7
        (p)     Board of Directors Agreement by and between Phase III Medical, Inc. and Joseph
                Zuckerman (16)                                                                                         10.8
14      (a)     Code of Ethics for Senior Financial Officers (13)                                                      14.1
23      (a)     Consent of Holtz Rubenstein Reminick LLP (16)                                                          23.1
31      (a)     Certification of Chief Executive Officer pursuant to Section 302
                of the Sarbanes-Oxley Act of 2002 (16)                                                                 31.1
32      (a)     Certification pursuant to 18 U.S.C. Section 1350, as adopted
                 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (16)                                        32.1

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

(13) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of the Company on Form 10-K, dated December 31, 2003, which exhibit is incorporated here by reference.

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

(16)  Filed herewith

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Phase III Medical, Inc.


                                       By: /s/ Mark Weinreb
                                           -----------------------
                                           Mark Weinreb, President

Dated: March 31, 2005.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signatures                     Title                                            Date
----------                     -----                                            ----
/s/ Mark Weinreb               Director, President and Chief Executive
-----------------------        Officer                                     March 31, 2005
Mark Weinreb

/s/ Robert Aholt, Jr.          Chief Operating Officer                     March 31, 2005
-----------------------
Robert Aholt, Jr.

/s/ Wayne Marasco              Director                                    March 31, 2005
-----------------------
Wayne Marasco

/s/ Joseph Zuckerman           Director                                    March 31, 2005
-----------------------
Joseph Zuckerman

/s/ Michael Lax                Director                                    March 31, 2005
-----------------------
Michael Lax

                             Phase III Medical, Inc.

                                Table of Contents

                                                                            Page
                                                                   ----------

Report of Independent Registered Public Accounting Firm -              F - 1
   Holtz Rubenstein Reminick LLP

Report of Independent Registered Public Accounting Firm -              F - 2
Travis, Wolff & Company, L.L.P.

Financial Statements:
                                                                           F - 3
   Balance Sheets at December 31, 2004 and 2003

   Statements of Operations                                            F - 4
        Years Ended December 31, 2004, 2003 and 2002

   Statements of Stockholder's (Deficit)                               F - 5
        Years Ended December 31, 2004, 2003 and 2002

   Statements of Cash Flows                                            F - 6
        Years Ended December 31, 2004, 2003 and 2002
                                                                  F - 8 - F - 21
   Notes to Financial Statements

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Phase III Medical, Inc.

We have audited the accompanying balance sheets of Phase III Medical, Inc. as of December 31, 2004 and 2003 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phase III Medical, Inc. as of December 31, 2004 and 2003 and the results of its operations and cash flows for each of the years in the two year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ HOLTZ RUBENSTEIN REMINICK LLP

Melville, New York
February 18, 2005

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Phase III Medical, Inc.

We  have  audited  the  accompanying   consolidated  statements  of  operations,
stockholders' equity, and cash flows for the year ended December 31, 2002 of Phase III Medical, Inc. (the "Company"). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Phase III Medical, Inc. for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ TRAVIS, WOLFF & COMPANY, L.L.P.

Dallas, Texas
March 11, 2003

                             PHASE III MEDICAL, INC.

                                 Balance Sheets

                                                                                                  December 31,
                                                                                       -------------------------------
                                                                                           2004               2003
                                                                                       ------------       ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                         $     27,868       $    210,947
     Prepaid expenses and other current assets                                               21,233             18,024
                                                                                       ------------       ------------

       Total current assets                                                                  49,101            228,971

Property and equipment, net                                                                   3,446              1,935

Deferred acquisition costs                                                                   43,897             77,782

Other assets                                                                                  3,000              3,000
                                                                                       ------------       ------------

                                                                                       $     99,444       $    311,688
                                                                                       ============       ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Interest and dividends payable - preferred
     stock                                                                             $    480,880       $    433,196
     Accounts payable                                                                       149,169             87,896
     Accrued liabilities                                                                     88,883             92,115

     Notes payable                                                                          475,000            400,000
     Convertible debentures, related party - net of
       debt discount of $5,882                                                               94,118                 --
     Current portion of long-term debt                                                           --              9,513
                                                                                       ------------       ------------

       Total current liabilities                                                          1,288,050          1,022,720

Unearned revenues                                                                            62,007            110,568

Series A mandatorily redeemable convertible preferred stock                                 681,174            681,174

COMMITMENTS AND CONTINGENCIES

Stockholders' deficit:
  Preferred stock; authorized,  5,000,000 shares Series B convertible redeemable preferred  stock,  liquidation  value,  10 shares of common stock per share,
    $.01 par value; authorized,  825,000 shares; issued and outstanding,  10,000 shares
    at December 31, 2004 and at December 31, 2003                                               100                100
  Common stock, $.001par value; authorized, 250,000,000 shares; issued and outstanding, 41,029,552 at December 31, 2004
    and 26,326,460 shares at December 31, 2003                                               41,031             26,327
  Additional paid-in capital                                                             10,537,408          9,232,753
  Accumulated deficit                                                                   (12,510,326)       (10,761,954)
                                                                                       ------------       ------------

       Total stockholders' deficit                                                       (1,931,787)        (1,502,774)
                                                                                       ------------       ------------

                                                                                       $     99,444       $    311,688
                                                                                       ============       ============

The accompanying notes are an integral part of these financial statements

                             PHASE III MEDICAL, INC.

                            Statements of Operations

                                                                   Years ended December 31,
                                                     --------------------------------------------------
                                                         2004                2003               2002
                                                     ------------       ------------       ------------
Earned revenues                                      $     48,561       $     64,632       $     81,348

Direct Costs                                              (33,885)           (43,608)           (60,565)
                                                     ------------       ------------       ------------

        Gross Profit                                       14,676             21,024             20,783

Selling, general and administrative                      (763,640)          (685,353)          (911,950)
Purchase of medical royalty stream                       (725,324)           (80,000)                --
Realized loss on note receivable                                            (150,000)                --
Provision for uncollectible note receivable and
    accrued interest                                           --                 --           (258,103)
                                                     ------------       ------------       ------------

        Operating loss                                 (1,474,288)          (894,329)        (1,149,270)

Other income (expense):
  Realized loss on marketable securities                       --                 --             (3,490)
  Property and equipment impairment charge                     --                 --            (54,732)
  Interest income                                             199             88,923             70,676
  Interest expense - Series A mandatorily
    redeemable convertible preferred stock                (47,684)           (23,842)                --
  Interest expense                                       (226,599)          (214,897)           (23,022)
                                                     ------------       ------------       ------------

                                                         (274,084)          (149,816)           (10,568)

Provision for income taxes                                     --                 --                 --
                                                     ------------       ------------       ------------

Loss before preferred dividend                         (1,748,372)        (1,044,145)        (1,159,838)

Preferred dividend                                             --            (23,842)           (47,684)
                                                     ------------       ------------       ------------

Net Loss attributable to common stockholders         $ (1,748,372)      $ (1,067,987)      $ (1,207,522)

                                                     ============       ============       ============

Basic earnings per share

Net loss attributable to common stockholders         $      (0.05)      $      (0.05)      $      (0.05)
                                                     ============       ============       ============

Weighted average common shares outstanding             32,541,845         23,509,343         22,344,769
                                                     ============       ============       ============

The accompanying notes are an integral part of these financial statements

                             PHASE III MEDICAL, INC.

                       Statements of Stockholders' Deficit

                                          Series B
                                         Convertible
                                       Preferred Stock                   Common Stock
                               ------------------------------      -----------------------
                                   Shares            Amount           Shares        Amount
                               ------------      ------------      ----------      -------
Balance at December 31,
  2001                               20,000      $        200      22,290,710      $22,291
Issuance of common stock
  to directors                           --                --           8,000            8
Conversion of Series B
  convertible
  preferred stock into
  common stock                      (10,000)             (100)        100,000          100
Series A convertible
  stock dividends                        --                --              --           --
Stock options granted
  with debt                              --                --              --           --
Net loss                                 --                --              --           --
                               ------------      ------------      ----------      -------
Balance at December 31,
  2002                               10,000               100      22,398,710       22,399
Issuance of common stock
  for cash, net of
  offering costs                         --                --       2,825,000        2,825
Issuance of common stock
  upon exercise of
  common stock options                   --                --       1,000,000        1,000
Issuance of common stock
  for services                           --                --         100,000          100
Issuance of common stock
  to directors                           --                --           2,750            3
Series A convertible
  stock dividends                        --                --              --           --
Stock options granted
  with debt                              --                --              --           --
Net loss                                 --                --              --           --
                               ------------      ------------      ----------      -------
Balance at December 31,
  2003                               10,000               100      26,326,460       26,327
Issuance of common stock
  for cash, net of
  offering costs                                                   12,132,913       12,133
Issuance of common stock
  upon exercise of
  common stock options                                              1,875,000        1,875
Issuance of common stock
  options for services
Issuance of common stock
  for services                                                        187,500          188
Interest expense on loans
  in  default
Debt discount on loan
  from officer
Issuance of common stock
  for Interest                                                         30,000           30
Issuance of common stock
  to officer for services                                             477,679          478
Net loss
                               ------------      ------------      ----------      -------
Balance at December 31,
  2004                               10,000      $        100      41,029,552      $41,031
                               ============      ============      ==========      =======




                                   Additional
                                   Paid-in        Accumulated
                                   Capital           Deficit            Total
                                 -----------      ------------       -----------
Balance at December 31,
  2001                           $ 8,837,687      $ (8,486,445)      $   373,733
Issuance of common stock
  to directors                         1,113                --             1,121
Conversion of Series B
  convertible
  preferred stock into
  common stock                            --                --                --
Series A convertible
  stock dividends                         --           (47,684)          (47,684)
Stock options granted
  with debt                            8,773                --             8,773
Net loss                                  --        (1,159,838)       (1,159,838)
                                 -----------      ------------       -----------
Balance at December 31,
  2002                             8,847,573        (9,693,967)         (823,895)
Issuance of common stock
  for cash, net of
  offering costs                     211,956                --           214,781
Issuance of common stock
  upon exercise of
  common stock options                 4,000                --             5,000
Issuance of common stock
  for services                         2,900                --             3,000
Issuance of common stock
  to directors                           300                --               303
Series A convertible
  stock dividends                         --           (23,842)          (23,842)
Stock options granted
  with debt                          166,024                --           166,024
Net loss                                  --        (1,044,145)       (1,044,145)
                                 -----------      ------------       -----------
Balance at December 31,
  2003                             9,232,753       (10,761,954)       (1,502,774)
Issuance of common stock
  for cash, net of
  offering costs                   1,092,867                           1,105,000
Issuance of common stock
  upon exercise of
  common stock options                 7,500                               9,375
Issuance of common stock
  options for services                15,000                              15,000
Issuance of common stock
  for services                        14,062                              14,250
Interest expense on loans
  in  default                        127,137                             127,137
Debt discount on loan
  from officer                        17,647                              17,647
Issuance of common stock
  for Interest                         4,170                               4,200
Issuance of common stock
  to officer for services             26,272                              26,750
Net loss                                            (1,748,372)       (1,748,372)
                                 -----------      ------------       -----------
Balance at December 31,
  2004                           $10,537,408      $(12,510,326)      $(1,931,787)
                                 ===========      ============       ===========

The accompanying notes are an integral part of these financial statements

                             PHASE III MEDICAL, INC.

                            Statements of Cash Flows

                                                                          Years ended December 31,
                                                               -----------------------------------------------
                                                                   2004              2003              2002
                                                               -----------       -----------       -----------
Cash flows from operating activities:                          $(1,748,372)      $(1,044,145)      $(1,159,838)
  Net loss
  Adjustments to reconcile  net loss to net cash (used in) provided by operating activities:
       Property and equipment impairment charge                                           --            54,732
       Common shares issued and stock options granted
         as payment for interest expense and for
         services rendered                                         187,337           169,327             9,894
       Depreciation                                                  1,777               646            16,766
       Amortization of debt discount                                11,765
     Series A mandatorily redeemable
         convertible preferred stock dividends                      47,684            23,842                --
       Unearned revenues                                           (48,561)          (64,632)          (84,579)
       Deferred acquisition costs                                   33,885            46,053            59,744
       Realized loss on note receivable                                              150,000                --
       Provision for uncollectible note receivable and
         accrued interest                                               --                --           258,103
       Changes in operating assets and liabilities :
         marketable securities                                          --                --         1,503,374
         Prepaid expenses and other current assets                  (3,209)           22,070           (28,463)
         Other assets                                                                 (3,000)            4,175
         Accounts payable, accrued expenses
           and other current liabilities                            58,041          (322,074)          371,468
                                                               -----------       -----------       -----------

     Net cash (used in) provided by operating activities        (1,459,653)       (1,021,913)        1,005,376

Cash flows from investing activities:
  Acquisition of property and equipment                             (3,288)           (2,581)           (1,133)
  Notes receivable                                                      --           850,000        (1,250,000)
  Proceeds from sale of property and equipment                          --                --             3,795
                                                               -----------       -----------       -----------

     Net cash (used in)  provided by investing activities           (3,288)          847,419        (1,247,338)

Cash flows from financing activities:
  Net proceeds from issuance of capital stock                    1,114,375           219,781                --
  Stockholder advances                                                  --          (106,000)          106,000
  Net proceeds from notes payable                                   75,000           275,000           125,000
  Proceeds from notes payable - related party                      100,000                --                --
  Repayment of long-term debt                                       (9,513)          (22,595)          (21,051)
                                                               -----------       -----------       -----------

     Net cash provided by financing activities                   1,279,862           366,186           209,949
                                                               -----------       -----------       -----------

Net (decrease) increase  in cash and cash equivalents             (183,079)          191,692           (32,013)

Cash and cash equivalents at beginning of year                     210,947            19,255            51,268
                                                               -----------       -----------       -----------

Cash and cash equivalents at end of year                       $    27,868       $   210,947       $    19,255
                                                               ===========       ===========       ===========

The accompanying notes are an integral part of these financial statements

                             PHASE III MEDICAL, INC.

                                                                     Years ended December 31,
                                                          -----------------------------------------------
                                                              2004              2003                2002
                                                          ------------      ------------      ------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                              $    106,574      $     26,483      $      8,804
                                                          ============      ============      ============

Supplemental schedule of non-cash investing and financing activities

Issuance of common stock for services rendered            $     32,027      $      3,303      $      1,121
                                                          ============      ============      ============

Compensatory element of stock options                     $    127,137      $    166,024      $      8,773
                                                          ============      ============      ============

Net accrual of dividends on Series A preferred stock      $         --      $     23,842      $     47,684
                                                          ============      ============      ============

The accompanying notes are an integral part of these financial statements

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

The Company was a provider of extended warranties and service contracts via the Internet at warrantysuperstore.com through June 30, 2002. In June 2002, management determined, in light of continuing operating losses, to discontinue its warranty and service contract business and to seek new business opportunities for the Company. On February 6, 2003, the Company appointed Mark Weinreb as a member of the Board of Directors and as its President and Chief Executive Officer. The Company provides capital and guidance to companies, in multiple sectors of the healthcare and life science industries, in return for a percentage of revenues, royalty fees, licensing fees and other product sales of the target companies. Mr. Weinreb was appointed to finalize and execute the Company's new business plan.

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

The Company continues to recruit management, business development and technical personnel, and develop its business model. Accordingly, it will be necessary for the Company to raise new capital. There can be no assurance that any such business plan developed by the Company will be successful, that the Company will be able to acquire such new business or rights or raise new capital, or that the terms of any transaction will be favorable to the Company.

The business of the Company today comprises the "run off" of its sale of extended warranties and service contracts via the Internet and the new business opportunity it is pursuing in the medical/bio-tech sector.

At December 31, 2004, the Company had a cash balance of $27,868, deficit working capital of $1,238,949 and a stockholders' deficit of $1,931,787. In addition, the Company sustained losses of $1,748,372, $1,044,145 and $1,159,838 for the three fiscal years ended December 31, 2004, 2003 and 2002 respectively. The Company's lack of liquidity combined with its history of losses raises substantial doubt as to the ability of the Company to continue as a going concern. The consolidated financial statements of the Company do not reflect any adjustments relating to the doubt of its ability to continue as a going concern. Management is presently selling notes which bear interest at rates between 8% and 20% per annum to fund the Company until such time as sufficient proceeds, if any, are received from the private placement of its common stock. On September 22, 2003 the Company commenced an equity private placement to raise up to $4 million through the sale of up to 40 million shares of its Common Stock in increments of $5,000 or 50,000 shares. Since February 2003, the Company sold 14,957,913 shares, resulting in net proceeds to the Company of $1,319,781, of which 7,282,913 shares with net proceeds of $650,000 were to Robert Aholt, Jr., Chief Operating Officer of the Company. There can be no assurance that the Company will be able to sell securities and may have to rely on its ability to borrow funds from new and or existing investors.

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

Note 2 - Summary of Significant Accounting Policies - (Continued)

Income Taxes: The Company, in accordance with SFAS 109, "Accounting for Income Taxes", recognizes (a) the amount of taxes payable or refundable for the current year and, (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an enterprise's financial statement or tax returns. Comprehensive income (loss)

Comprehensive income (loss): Refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. At December 31, 2004, 2003 and 2002 there were no such adjustments required.

Pro Forma Effect of Stock Options: Financial Accounting Standards Board Interpretation No. 44 is an interpretation of APB Opinion No. 25 and SFAS No. 123 which requires that effective July 1, 2000, all options issued to non-employees after January 12, 2000 be accounted for under the rules of SFAS No. 123. Assuming the fair market value of the stock at the date of grant to be $.03 in February 2003, $.05 in May, June and July 2003, $.18 in September 2003, $.15 in January 2004, $.14 in March 2004, $.11 in May 2004 and $.10 in September and November 2004, the life of the options to be from three to ten years, the expected volatility at 200%, expected dividends are none, and the risk-free interest rate of between 3% and 10%, the Company would have recorded compensation expense of $218,597, $205,760 and $43,593, respectively, for the years ended December 31, 2004, 2003 and 2002 as calculated by the Black-Scholes option pricing model. The weighted average fair value per option of options granted during 2004 and 2003 was $0.11 and $0.06, respectively. There were no employee stock options granted in 2002.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

As such, proforma net loss and net loss per share would be as follows:

                                               2004             2003              2002
                                          -----------       -----------       -----------
      Net loss as reported                $(1,748,372)      $(1,067,987)      $(1,159,838)
      Additional compensation                (218,597)         (205,760)          (43,593)

      Adjusted net loss                   $(1,966,969)      $(1,273,747)      $(1,203,431)
                                          ===========       ===========       ===========

      Net loss per share as reported      $      (.05)      $      (.05)      $     (0.05)
                                          ===========       ===========       ===========

      Adjusted net loss per share         $      (.06)      $      (.05)      $     (0.05)
                                          ===========       ===========       ===========

Recently Issued Accounting Pronouncements - In December 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," as revised. A Variable Interest Entity ("VIE") is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE must consolidate the VIE. The full adoption of FIN 46 in fiscal 2004 did not have a material effect on the Company's financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective for small business filers the first interim reporting period that begins after June 15, 2005.

On December 16, 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets", an amendment of Accounting Principles Board ("APB") Opinion No. 29, which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets. Statement No. 153 replaces the exception from fair value measurement in APB No. 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. The statement is to be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that SFAS No. 153 will have a material impact on its results of operations or cash flows.

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

Advertising Policy: All expenditures for advertising is charged against operations as incurred.

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

Note 4 - Accrued Liabilities

Accrued liabilities are as follows:

                                                                    December 31,
                                                     --------------------------
                                                        2004            2003
                                                     ----------      ----------

      Professional fees                              $   31,760      $   49,009
      Interest on notes payable                          11,530          27,835

      Salaries and related taxes                         45,368              --
      Other                                                 225          15,271
                                                     ----------      ----------

                                                     $   88,883      $   92,115
                                                     ==========      ==========

Note 5 - Notes Payable

In September 2002, the Company sold to accredited investors five 60-day promissory notes in the principal sum of $25,000 each, resulting in net proceeds to the Company of $117,500, net of offering costs. The notes bear interest at 15% per annum payable at maturity. The notes include a default penalty pursuant to which, if the notes are not paid on the due date, the holder shall have the option to purchase twenty five thousand shares of the Company's common stock for an aggregate purchase price of $125. If the non payment continues for 30 days, then on the 30th day, and at the end of each successive 30-day period until the note is paid in full, the holder shall have the option to purchase an additional twenty five thousand shares of the Company's common stock for an aggregate purchase price of $125. During the year ended December 31, 2004, 1,875,000 options granted pursuant to the default penalty were exercised resulting in net proceeds of $9,375. Interest expense on these notes approximated $127,000 and $166,000 for the years ended December 31, 2004 and 2003 respectively. See Note 7.

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

On March 17, 2003, the Company commenced a private placement offering to raise up to $250,000 in 6-month promissory notes in increments of $5,000 bearing interest at 15% per annum. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, were eligible to purchase these promissory notes. The Company raised the full $250,000 through the sale of such promissory notes, resulting in net proceeds to the Company of $225,000, net of offering costs. The notes contain a default provision which raises the interest rate to 20% if the notes are not paid when due. The Company issued $250,000 of these notes. As of December 31, 2004, $170,000 remain outstanding and although no longer in default, due to an extension of the due date to April 1, 2005, the notes bear interest at 20%.

In February 2004, the Company commenced a sale of 30 day 20% notes in the amount of $125,000 to three accredited investors to fund current operations. It was anticipated that these notes would be repaid from the proceeds of the January 2004 amended equity private placement. Two of these notes have a default provision that if they are not paid within 30 days, there is an additional interest payment of $250 per $25,000 of principal outstanding for each 30 day period or part thereof. As of December 31, 2004, $25,000 of these notes remains unpaid, the interest rate has been reduced to 8% and the due date has been extended to April 1, 2005. All interest payments have been paid timely. In May 2004, the Company sold an additional 30 day 20% note in the amount of $40,000 to an accredited investor to fund current operations. This note plus interest has been repaid. In July 2004, the Company sold a five month 20% note in the amount of $25,000 and two six month 20% notes totaling $80,000 to three accredited investors to fund current operations. As of December 31, 2004, $25,000 has been repaid and all interest payments have been paid timely. In August 2004, the Company sold additional 30 day 20% notes in the amount of $55,000 to two accredited investors to fund current operations. As of December 31, 2004, $25,000 of these notes remains unpaid. All interest payments have been paid timely. In December 2004, the Company sold four notes to four accredited investors totaling $100,000 with interest rates that range from 8% to 20%. As of December 31, 2004, these notes remain unpaid. All interest payments have been made timely.

In August 2004, the Company sold a six month 20% convertible note in the amount of $100,000 to its Chief Operating Officer ("COO"). Upon maturity, the Company and the COO have agreed to convert the principal amount of the new note into shares of the Company's common stock at 85% of the average price as quoted on the NASD Over-the-Counter Bulletin Board for the five days prior to the maturity date of the note. Approximately $18,000 of the total debt was attributed to the intrinsic value of the beneficial conversion feature. This amount was recorded as an equity component. The remaining balance of approximately $82,000 was recorded as debt. For the year ended December 31, 2004 the amortization of debt discount approximated $12,000. All interest is paid monthly in arrears. As of December 31, 2004 this note remains unpaid. All interest payments have been paid timely.

      A summary of notes payable and convertible debentures is as follows:

                               January 1,                                    Less: Debt
                                  2004        Proceeds        Repayments      Discounts        December 31, 2004
                               ----------     --------        ----------      ---------        -----------------
      September 2002 Notes      $125,000      $      --       $(125,000)      $      --           $     --
      March 2003 Notes           250,000        (80,000)             --         170,000
      Consultant Note             25,000         50,000              --          75,000
      2004 Notes                 510,000       (280,000)             --         230,000

      Related Party Note              --        100,000              --          (5,882)            94,118
                                --------      ---------       ---------       ---------           --------

      Total                     $400,000      $ 660,000       $(485,000)      $  (5,882)          $569,118
                                ========      =========       =========       =========           ========

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

The Note 6 - Series A Mandatorily Redeemable Convertible Preferred Stock - (Continued)

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

At December 31, 2004, 2003 and 2002, 681,174 shares of Series A Preferred Stock were outstanding, and accrued dividends on these outstanding shares were $480,880, $433,196, and $385,512 respectively.

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

      At December 31, 2004 and 2003, 10,000 Series B Preferred Shares were issued and outstanding. The Company's right to repurchase or redeem shares of Series B Stock was eliminated in fiscal 1999 pursuant to the terms of the Agreement and the Certificate of Designation.

(b)   Common Stock:

      At the 2003 annual meeting, the stockholders approved an amendment increasing the authorized common stock to 250 million shares from 75 million shares.

      In 2002, the Company issued 8,000 shares of its common stock whose fair value was $1,121 and in 2003 2,750 shares of its common stock whose fair value was $303 to its board members for director's fees.

      In 2003, the Company issued 1,000,000 shares of its common stock, resulting in net proceeds to the Company of $5,000 and 1,875,000 shares of its common stock in 2004, resulting in net proceeds to the Company of $9,375 as a result of the exercise of stock options granted pursuant to the default provisions of the 60 day promissory notes discussed in Note 5.

      On February 6, 2003, the Company entered into a deferment agreement with three major creditors pursuant to which liabilities of approximately $523,887 in the aggregate, were deferred, subject to the success of the Company's debt and equity financing efforts. In addition, in consideration for the deferral, the Company agreed to issue 100,000 restricted shares of the Company's common stock, whose fair value was $3,000. The deferred creditors were paid in full, during 2003 from the recoveries against the StrandTek (see Note 3) personal guarantors.

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

      In January 2004, the Company amended its equity private placement. During the year ended December 31, 2004, the Company sold 12,132,913 common shares resulting in net proceeds to the Company of $1,105,000. Of these shares, 7,282,913 were purchased by Robert Aholt, Jr., Chief Operating Officer of the Company in exchange for $650,000. Such shares have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption of registration requirements.

      In March 2004, the Company issued 30,000 shares of its common stock whose fair value was $4,200 to two note holders as additional interest.

      In each of the months of August through December 2004, the Company issued 37,500 shares for a total of 187,500 shares of its common stock to its investor relations firms for services. The fair value of these shares was $14,250 which was charged to operations.

      In December 2004, the Company issued 477,679 shares of its common stock to its Chief Operating Officer as compensation as stated in his employment contract. The fair value of these shares was $26,750 which was charged to operations.

(c)   Warrants:

      The Company has issued common stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company.

      In connection with the September 2003 equity private placement, the Company issued a 5 year warrant to purchase 282,500 shares of its Common Stock at an exercise price of $.12 per share to its retained placement agent, Robert M. Cohen & Company. The warrant contains "piggyback registration rights. The fair value of these warrants was $13,500 at December 31, 2003.

      In each of the months of August through December 2004, the Company issued 25,000 warrants for a total of 125,000 warrants which entitles the holder to purchase one share of common stock at a price of

(c)   Warrants: - (Continued)

      $.05. These warrants expire in three years from date of issue and were issued the Company's investor relations firm. The fair value of these warrants was $3,250.

      A total of 407,500 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of December 31, 2004 at prices ranging from $.05 to $.12 and expiring through December 2008. No warrants were exercised during any of the periods presented.

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

      Stock option activity under the 1992 and 1998 Stock Option Plans is as follows:

                                                                          Weighted Average
                                                      Number of Shares     Exercise Price
                                                      ----------------     --------------
      Balances at December 31, 2000                          403,000           $   1.45
      Granted                                                 75,000               0.37
      Expired                                                 (1,500)              0.31
      Cancelled                                             (175,000)              1.23
                                                            --------           --------

      Balances at December 31, 2001                          301,500               1.30
      Granted                                                     --                 --
      Expired                                                 (1,500)              0.41
      Cancelled                                             (300,000)              1.31
                                                            --------           --------

      Balances at December 31, 2004, 2003 and 2002                --           $     --
                                                            ========           ========

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

      Additionally, the Company has granted options to purchase 2,675,000 shares in 2004 and 1,200,000 shares in 2003 of Common Stock at exercise prices ranging from $.05 to $.18 to members of its board of directors, employees, consultants and its advisory board. All options were granted at an exercise price equal to the fair value of the common stock at the date of grant.

      Stock option activity under the 2003 Equity Participation Plan is as follows:

                                                                        Range of
                                                                   Exercise         Weighted Average
                                       Number of Shares (1)          Price           Exercise Price
      Balance at December 31, 2002                       --                 --                      --
       Granted                                    3,700,000        $.03 - $.18                    $.05
       Exercised                                         --                 --                     ---
       Expired                                           --                 --                      --
       Cancelled                                         --                 --                      --
                                       ---------------------     --------------    -------------------

      Balance at December 31, 2003                3,700,000        $.03 - $.18                    $.05
       Granted                                    2,975,000        $.10 - $.15                    $.13
      Exercised                                          --
      Expired                                            --
      Cancelled                                          --
                                       ---------------------     --------------    -------------------
      Balance at December 31, 2004                6,675,000        $.03 - $.18                    $ 08
                                       =====================     ==============    ===================

            (1) All options are exercisable for a period of ten years.

            Options exercisable at December 31, 2003 - 3,700,000 at a weighted average exercise price of $.05 Options exercisable at December 31, 2004 - 5,675,000 at a weighted average exercise price of $.07

      Stock Option Plans:- (Continued)

                        Number Outstanding       Weighted Average Remaining      Number Exercisable
     Exercise Price      December 31, 2004        Contractual Life (years)        December 31, 2004
     --------------      -----------------        ------------------------        -----------------
          $.03                2,500,000                    8.10                        2,500,000
          $.05                  900,000                    8.44                          900,000
          $.10                1,375,000                    9.72                        1,375,000
          $.11                  200,000                    9.40                                -
          $.14                  300,000                    9.17                          300,000
          $.15                1,100,000                    9.05                          300,000
          $.18                  300,000                    8.70                          300,000
                              ---------

                              6,675,000                                                5,675,000
                              =========                                                =========

Note 8 - Income Taxes

Deferred tax assets consisted of the following as of December 31:

                                                2004              2003
                                            -----------       -----------
Net operating loss carryforwards            $ 3,247,000       $ 2,566,000
Depreciation and amortization                     1,000             1,000
Capital loss carryforward                       149,000           149,000
Deferred revenue                                 21,000            38,000
Deferred legal and other fees                    51,000            30,000
Allowance for notes receivable                       --                --
                                            -----------       -----------
Net deferred tax assets                       3,469,000         2,784,000

Deferred tax asset valuation allowance       (3,469,000)       (2,784,000)
                                            -----------       -----------
                                            $        --       $        --
                                            ===========       ===========

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for each year summarized below:
                                                2004         2003         2002
                                                ----         ----         ----

Federal tax benefit at statutory rate          (34.0%)      (34.0%)      (34.0%)
Change in valuation allowance                   34.0%        34.0%        33.0%
Permanent difference                              --           --          1.0%
                                               -----        -----        -----

Provision for income taxes                      0.00%        0.00%        0.00%
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

Upon receipt of the proceeds from the last foreign purchasers of the Company's common stock in January 2000, common stock ownership changed in excess of 50% during the three-year period then ended. At December 31, 2004, the Company had net operating loss carryforwards of approximately $9,725,727. Included in the net operating loss carryforward is approximately $2,121,000 that has been limited by the ownership change. The tax loss carryforwards expire at various dates through 2024. The future tax benefit of the net operating loss carryforwards aggregating approximately $3,154,000 at December 31, 2004 has been fully reserved as it is not more likely than not that the Company will be able to use the operating loss in the future.

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

On August 12, 2004 ("Commencement Date") the Company and Dr. Wayne A. Marasco, a Company Director, entered into a Letter Agreement appointing Dr. Marasco as the Company's Senior Scientific Advisor. Dr. Marasco will be responsible for assisting the Company in reviewing and evaluating business, scientific and medical opportunities, and for other discussions and meetings that may arise during the normal course of the Company conducting business. For his services, during a three year period ("Term"), Dr. Marasco shall be entitled to annual cash compensation of $84,000 with increases each year of the Term and an additional cash compensation based on a percentage of collected revenues derived from the Company's royalty or revenue sharing agreements. Although the annual cash compensation and additional cash compensation stated above shall begin to accrue as of the Commencement Date, Dr. Marasco will not be entitled to receive any such amounts until the Company raises $1,500,000 in additional equity financing after the Commencement Date. In addition, Dr. Marasco was granted an option, fully vested, to purchase 675,000 shares of the Company's common stock at an exercise price of $.10 cents per share. The shares will be subject to a one year lockup as of the date of grant. The exercise period will be ten years, and the grant will otherwise be in accordance with the Company's 2003 Equity Participation Plan and Non-Qualified Stock Option Grant Agreement.

Note 11 - Commitments and Contingencies

On February 21, 2003 the Company began leasing office space in Melville, New York at an original annual rental of $18,000. The lease has been extended for an additional twelve months and expires on March 31, 2005. The annual rental increased to approximately $19,200 on April 1, 2004 and continues until the expiration date. The lease has been renewed until March 2006 with an annual rental of approximately $20,100. Rent expense approximated $24,900, $13,000 and $33,500 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

On April 22, 2004, the Company entered into an agreement with an advisor in connection with its amended private placement to provide assistance in finding qualified investors. The agreement calls for the payment of 10% of the funds raised by the Company as a direct result of introductions made by the advisor. In addition, the Company is obligated to pay a 2% non-accountable expense allowance on all funds received that are subject to the 10% payment. As of December 31, 2004, the Company paid a total of $21,000 under this agreement.

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

On December 12, 2003, the Company signed a royalty agreement with Parallel Solutions, Inc. "(PSI") to develop a new bioshielding platform technology for the delivery of therapeutic proteins and small molecule drugs in order to extend circulating half-life to improve bioavailability and dosing regimen, while maintaining or improving pharmacologic activity. The agreement provides for PSI to pay the Company a percentage of the revenue received from the sale of certain specified products or licensing activity. The Company is providing capital and guidance to PSI to conduct a proof of concept study to improve an existing therapeutic protein with the goal of validating the bioshielding technology for further development and licensing the technology. During the year ended December 31, 2004, the Company paid $640,000 as specified in the agreement which brought the total paid since the inception of the agreement to $720,000. The agreement also calls for the Company to pay on behalf of PSI $280,000 of certain expenses relating to testing of the bioshielding concept. During the year ended December 31, 2004, the Company paid $85,324 of such expenses.

Note 12 - Subsequent Events

In January 2005, the Company sold a 6 month 20% note in the amount of $25,000 to an accredited investor to fund current operations.

In February 2005, the Company sold a 6 month 20% note in the amount of $10,000 to an accredited investor to fund future operations.

Note 12 - Subsequent Events - (Continued)

In February and March 2005, the Company borrowed a total of $17,000 from its President to fund current operations. This note bears interest at 8% and will be repaid when the Company has sufficient cash.

In February 2005, the Company issued options to purchase 200,000 shares of its common stock to Jeff Trugman upon becoming an Advisory Board member. These options have an exercise price of $.07 and vest 50% after one year and the balance at the end of two years. The options have a life of ten years.

In January and February 2005, the Company issued 37,500 shares of its common stock for a total of 75,000 shares of its common stock to its investor relations firms for services. In addition, the Company issued 25,000 warrants which entitles the holder to purchase one share of common stock at a price of $.05. These warrants expire in three years from date of issue and were issued to the Company's investor relations firm.

In March 2005, the Company issued 1,960,784 shares of its common stock to Robert Aholt, Jr. as per the terms of his convertible note. The note in the amount of $100,000 is deemed paid and has been recorded as equity. All related interest payments have been made.

In March 2005, the Company sold a one year 15% note to an accredited investor in the amount of $20,000 to fund current operations.