Form 10-Q
period 2005-03-31
PHASE III MEDICAL INC/DE
filed 2005-05-16
CIK 320017

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 _______________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from________to________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes___ No_X_

            45,532,900 SHARES, $.001 PAR VALUE, AS OF APRIL 30, 2005

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                                    I N D E X


                                                                        Page No.
Part I  - Financial Information:                                        --------

     Item 1. Financial Statements (Unaudited):

             Balance Sheets
             At March 31, 2005 and December 31, 2004                          3

             Statements of Operations
             For the three months
             ended March 31, 2005 and 2004                                    4

             Statements of Cash Flows
             for the three months ended
             March 31, 2005 and 2004                                          5

             Notes to Unaudited Financial Statements                     6 - 11


     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations              12 - 13

     Item 3. Quantitative and Qualitative Disclosures About
             Market Risk                                                     14

     Item 4. Controls and Procedures                                         14

Part II - Other Information:

     Item 2. Unregistered Sales of Equity Securities and Use of
             Proceeds                                                        15

     Item 3. Defaults Upon Senior Securities                                 15

     Item 6. Exhibits and Reports on Form 8-K.                               15

             Signatures                                                      16

                            PHASE III MEDICAL, INC.


                                 BALANCE SHEETS
                                  (Unaudited)

ASSETS

                                                     March 31,      December 31,
                                                        2005            2004
                                                   -------------   -------------
Current assets:
  Cash and cash equivalents                        $      5,379    $     27,868
  Prepaid expenses and other current assets              18,352          21,233
                                                   -----------------------------

      Total current assets                               23,731          49,101

Property and equipment, net                               2,957           3,446
Deferred acquisition costs                               36,480          43,897
Other assets                                              3,000           3,000
                                                   -----------------------------

                                                   $     66,168    $     99,444
                                                   =============================

LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
  Interest and dividends payable - preferred stock $    492,801    $    480,880
  Accounts payable                                      204,333         149,169
  Accrued liabilities                                   165,096          88,883
  Notes payable                                         547,000         475,000
   Convertible debentures, related party - net of
    debt discount of $0 and $5,882                            -          94,118
                                                   -----------------------------

      Total current liabilities                       1,409,230       1,288,050

Unearned revenues                                        51,472          62,007

Series A mandatorily redeemable convertible
 preferred stock                                        681,174         681,174
                                                   -----------------------------

Total Liabilities                                     2,141,876       2,031,231
                                                   -----------------------------

Stockholders' Deficit:
  Preferred stock;  authorized, 5,000,000 shares
   Series B convertible redeemable preferred stock,
   liquidation value 10 shares of common stock per
   share; $0.01 par value; authorized, 825,000
   shares; issued and outstanding, 10,000 shares            100             100

  Common stock, $.001 par value; authorized,             43,066          41,031
   250,000,000 shares; issued and outstanding,
   43,065,336 shares at March 31, 2005 and
   41,029,552 shares at December 31, 2004
  Additional paid-in capital                         10,641,122      10,537,408
  Accumulated deficit                               (12,759,996)    (12,510,326)
                                                   -----------------------------

      Total stockholders' deficit                    (2,075,708)     (1,931,787)
                                                   -----------------------------

                                                   $     66,168    $     99,444
                                                   =============================

                 See accompanying notes to financial statements

                             PHASE III MEDICAL, INC.


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                  ------------------------------
                                                       2005            2004
                                                  --------------  --------------
Earned revenues                                   $      10,535   $      27,342

Direct costs                                             (7,417)        (19,273)
                                                  ------------------------------

Gross profit                                              3,118           8,069


Selling, general and administrative                    (215,501)       (149,083)
Purchase of medical royalty stream                            -        (240,000)
                                                  ------------------------------

Operating loss                                         (212,383)       (381,014)

Other income (expense):
  Interest income                                             -             159
  Interest expense                                      (25,366)        (63,430)
  Interest expense - Series A mandatorily
   redeemable convertible preferred stock               (11,921)        (11,921)
                                                  ------------------------------

Net loss attributable to common stockholders      $    (249,670)  $    (456,206)
                                                  ==============================


Net loss per common share                         $        (.01)  $        (.02)
                                                  ==============================

Weighted average common shares outstanding           41,924,642      26,650,636
                                                  ==============================

                 See accompanying notes to financial statements

                            PHASE III MEDICAL, INC.


                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    For the Three Months Ended
                                                             March 31,
                                                  ------------------------------
                                                       2005            2004
                                                  --------------  --------------
Cash flows from operating activities:
Net loss                                          $    (249,670)  $    (456,206)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Common shares issued and stock options granted for
 services rendered and interest expense                   5,749          19,200
Depreciation                                                489             308
Amortization of debt discount                             5,882               -
Series A mandatorily redeemable convertible
 preferred stock dividends                               11,921               -
Deferred acquisition costs                                7,417          19,273
Changes in operating asset and liabilities:
Prepaid expenses and other current assets                 2,881         (12,767)
Unearned revenues                                       (10,535)        (27,342)
Accounts payable, accrued expenses, and other
 current liabilities                                    131,377          61,309
                                                  ------------------------------

Net cash used in operating activities                   (94,489)       (396,225)
                                                  ------------------------------

Cash flows from investing activities:
Acquisition of property and equipment                         -          (1,113)
                                                  ------------------------------
Net cash used in investing activities                         -          (1,113)
                                                  ------------------------------

Cash flows from financing activities:
Net proceeds from issuance of common stock                    -          96,000
Net proceeds from advances on notes payable              72,000         120,000
Repayment of long-term debt                                   -          (5,964)
                                                  ------------------------------
Net cash provided by financing activities                72,000         210,036
                                                  ------------------------------

Net decrease in cash and cash equivalents               (22,489)       (187,302)

Cash and cash equivalents at beginning of period         27,868         210,947
                                                  ------------------------------

Cash and cash equivalents at end of period        $       5,379   $      23,645
                                                  ==============================


                                                    Three Month Ended March 31,
                                                  ------------------------------
                                                       2005            2004
                                                  --------------  --------------
Supplemental  Disclosure of Cash Flow Information:

Cash paid during the period for:

  Interest                                        $      18,541   $      17,299
                                                  ==============  ==============

Supplemental Schedule of Non-cash Financing
 Activities:

  Net accrual of dividends on Series A Preferred
   Stock                                          $      11,921   $           -
                                                  ==============  ==============

  Issuance of common stock for services rendered  $       4,875   $           -
                                                  ==============  ==============
  Compensatory element of stock options           $         874   $      47,629
                                                  ==============  ==============


                 See accompanying notes to financial statements.

                             PHASE III MEDICAL, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY

     Phase III Medical, Inc. ("Phase III" or the "Company") (formerly known as Corniche Group Incorporated) provides capital and guidance to companies in multiple sectors of the healthcare and life sciences industries, in exchange for a percentage of revenues, royalty fees, licensing fees and other product sales of the target companies known as "royalty interests". The Company charges payments for the purchase of future potential royalty interests to expense as paid and will record revenues when royalty payments are received. As of March 31, 2005, the Company has not received any such royalty payments. Previously, the Company was a provider of extended warranties and service contracts via the Internet at warrantysuperstore.com through June 30, 2002. The business of the Company today comprises the "run off" of its sale of extended warranties and service contracts via the Internet and the new business opportunity it is pursuing in the medical/bio-tech sector.


NOTE 2 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005 and December 31, 2004, the results of operations for the three months ended March 31, 2005 and 2004 and the cash flows for the three months ended March 31, 2005 and 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

     The December 31, 2004 balance sheet has been derived from the audited financial statements at that date included in the Company's Annual Report on Form 10-K. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

NOTE 3 -STOCK OPTIONS

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123 ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and does not permit the use of the original SFAS No. 123 prospective method of transition in fiscal years beginning after December 15, 2003. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results, regardless of whether, when, or how an entity adopts preferable fair value based method of accounting. SFAS No. 148 improves the prominence and clarity of the pro forma disclosures required by SFAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent and improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. The Company has adopted the disclosure requirements of SFAS No.
     148. The Company will continue to account for stock-based employee compensation under APB Opinion No. 25 and its related interpretations.

     The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for all periods:

                                                    Three Months Ended March 31,
                                                        2005             2004
                                                    -----------      -----------

     Net loss as reported                           $ (249,670)      $ (456,206)
     Additional compensation                           (17,726)        (300,795)
                                                    -----------      -----------

     Adjusted net loss                              $ (267,396)      $ (757,001)
                                                    ===========      ===========

     Net loss per share as reported                 $     (.01)      $     (.02)
                                                    ===========      ===========

     Adjusted net loss per share                    $     (.01)      $     (.03)
                                                    ===========      ===========

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective for small business filers the first interim reporting period that begins after December 31, 2005.


NOTE 4 - NOTES PAYABLE

     On March 17, 2003, the Company commenced a private placement offering which raised $250,000 in 6-month promissory notes in increments of $5,000 bearing interest at 15% per annum. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended (the "Securities Act"), are eligible to purchase these promissory notes. As of March 31, 2005, $170,000 remains unpaid and the due date of these notes has been extended. All interest payments on these notes have been made.

     On August 26, 2003, the Company borrowed $25,000 from a then consultant to the Company. In October 2004, this note was combined with a note of $50,000 previously held by an unrelated third party. This new note accrues interest at 8% and is due on June 30, 2005 together with the accrued interest.

     In February 2004, the Company commenced a sale of 30 day 20% notes in the amount of $125,000 to three accredited investors to fund current operations. It was anticipated that these notes would be repaid from the proceeds of the January 2004 amended equity private placement. Two of these notes have a default provision that if they are not paid within 30 days, there is an additional interest payment of $250 per $25,000 of principal outstanding for each 30 day period or part thereof the notes remain unpaid. As of March 31, 2005, $25,000 of these notes remains unpaid, the interest rate has been reduced to 8% and the due date has been extended to April 1, 2005. All interest payments have been paid timely. On April 26, 2005 this note together with all accrued interest was repaid. In May 2004, the Company sold an additional 30 day 20% note in the amount of $40,000 to an accredited investor to fund current operations. This note plus interest has been repaid. In July 2004, the Company sold a five month 20% note in the amount of $25,000 and two six month 20% notes totaling $80,000 to three accredited investors to fund current operations. As of March 31, 2005, $25,000 has been repaid, all interest payments have been paid timely and the due date has been extended. In August 2004, the Company sold additional 30 day 20% notes in the amount of $55,000 to two accredited investors to fund current operations. As of March 31, 2005, $25,000 of these notes remains unpaid. All interest payments have been paid timely and the due date has been extended. In December 2004, the Company sold a 60 day 8% note in the amount of $35,000, a 180 day 15% note in the amount of $25,000, a 180 day 20% note in the amount of $15,000 and a 90 day 8% note in the amount of $25,000 to four accredited investors totaling $100,000. As of March 31, 2005, these notes remain unpaid. All interest payments have been made timely and the due date has been extended.

     In August 2004, the Company sold a six month 20% convertible note in the amount of $100,000 to its Chief Operating Officer ("COO"). Upon maturity, the Company and the COO have agreed to convert the principal amount of the new note into shares of the Company's common stock at 85% of the average price as quoted on the NASD Over-the-Counter Bulletin Board for the five days prior to the maturity date of the note. The remaining debt discount of $5,882 was amortized in the first quarter of 2005. On February 20, 2005, the note was converted into 1,960,784 shares of Common Stock as per the prescribed formula. All interest payments have been paid timely.

     In January 2005, the Company sold a six month 20% note in the amount of $25,000 to an accredited investor to fund current operations. In February 2005, the Company sold a six month 20% note in the amount of $10,000 to an accredited investor to fund current operations. In March 2005, the Company sold a 30 day 8% note (for which the due date has been extended) in the amount of $17,000 and a one year 15% note in the amount of $20,000 to two accredited investors to fund current operations. All interest payments on these notes have been made timely.


     A summary of the above descriptions is as follows:

                                                                  Repayments/
                                   December 31, 2004   Proceeds   Conversions  March 31, 2005
                                   -----------------   --------   -----------  --------------
     March 2003 Notes                      $ 170,000   $      -    $       -        $ 170,000
     Consultant Note                          75,000          -            -           75,000
     February - August 2004 Notes            230,000          -            -          230,000
     2005 Notes                                    -     72,000            -           72,000
     Related Party Note                       94,118          -      (94,118)               -
                                   -----------------   --------   -----------  --------------

     Total                                 $ 569,118   $ 72,000    $ (94,118)       $ 547,000

NOTE 5 - SERIES "A" MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

     The Certificate of Designations for the Company's Series A $.07 Convertible Preferred Stock ("Series A Preferred Stock") provides that at any time after December 1, 1999 any holder of Series A Preferred Stock may require the Company to redeem his shares of Series A Preferred Stock (if there are funds with which the Company may legally do so) at a price of $1.00 per share. Notwithstanding the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. The holders of Series A Preferred Stock may convert their Series A Preferred Stock into shares of Common Stock of the Company at a price of $5.20 per share. At March 31, 2005 and December 31, 2004, 681,174 shares of Series A Preferred Stock were outstanding.


NOTE 6 - STOCKHOLDERS' EQUITY

(a)  Common Stock:

     On each of January and February 20, 2005, the Company issued 37,500 shares of its Common Stock, for a total of 75,000 shares, as compensation to its public relations firm. The Company recorded $4,875 of expense as a result of this issuance.

     On February 20, 2005, the Company issued 1,960,784 shares of its Common Stock in exchange for the conversion of the related party note.

(b)  Warrants:

     The Company has issued Common Stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company. A total of 351,500 shares of Common Stock are reserved for issuance upon exercise of outstanding warrants as of March 31, 2005 at prices ranging from $0.05 to $8.10 and expiring through December 2008. In connection with the September 2003 equity private placement, the Company issued a 5 year warrant to purchase 282,500 shares of its Common Stock at an exercise price of $0.12 per share to its retained placement agent, Robert M. Cohen & Company. The warrant contains piggyback registration rights. On January 20, 2005, the Company issued three year warrants to purchase a total of 25,000 shares of its Common Stock at $.05 per share to Consulting For Strategic Growth, Ltd., the Company's public relations firm. The Company recorded expense of $874 as the fair value of these warrants using the Black-Scholes method.

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

     Information with respect to options under the 2003 Equity Participation Plan is summarized as follows:

                                                   For the Three Months Ended
                                                           March 31, 2005
                                                 -------------------------------
                                                   Shares            Prices
                                                 -------------------------------

     Outstanding at beginning of period           6,685,000      $0.03 to $0.18
     Granted                                        200,000               $0.07
     Expired                                              -                   -
     Cancelled                                            -                   -
                                                 -------------------------------
     Outstanding at end of period                 6,885,000      $0.03 to $0.18
                                                 ===============================

     Options are usually granted at an exercise price at least equal to the fair value of the common stock at the grant date. During the three months ended March 31, 2005, options to purchase 200,000 shares of the Company's Common Stock at an exercise price of $.07 were granted to a member of the Company's Board of Advisors pursuant to his agreement.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     On March 20, 2004, the Company entered into a consulting agreement which provides for the Company to give advice as to business development possibilities for the services and technology of NeoStem Inc. (See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS). The agreement provides for the issuance of options to purchase 300,000 shares of the Company's Common Stock at an exercise price of $.10 per share. This option is immediately vested and expires ten years from the date of issue. The agreement also provides for the payment of $2,500 per month for each month after the Company has received capital contributions of $1,000,000 from the date of the agreement. If certain performance levels are met, the Company is obligated to issue an additional option to purchase 500,000 shares of the Company's Common Stock for an exercise price of $.10 per share.

     On December 12, 2003, the Company signed a royalty agreement with Parallel Solutions, Inc. "(PSI") to develop a new bioshielding platform technology for the delivery of therapeutic proteins and small molecule drugs in order to extend circulating half-life to improve bioavailability and dosing regimen, while maintaining or improving pharmacologic activity. The agreement provides for PSI to pay the Company a percentage of the revenue received from the sale of certain specified products or licensing activity. The Company is providing capital and guidance to PSI to conduct a proof of concept study to improve an existing therapeutic protein with the goal of validating the bioshielding technology for further development and licensing the technology. The Company has paid a total of $720,000 since the inception of the agreement. The agreement also calls for the Company to pay on behalf of PSI $280,000 of certain expenses relating to testing of the bioshielding concept. Since inception, through March 31, 2005, the Company paid $74,060 of such expenses.

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

     In consideration for Mr. Aholt's services under the Letter Agreement, Mr. Aholt will be entitled to receive a monthly salary of $4,000 during the first year of the Term, $5,000 during the second year of the Term, and $6,000 during the third year of the Term. In further consideration for Mr. Aholt's services under the Letter Agreement, on January 1, 2005 and on the first day of each calendar quarter thereafter during the Term, Mr. Aholt will be entitled to receive shares of Common Stock with a "Dollar Value" of $26,750, $27,625 and $28,888, respectively, during the first, second and third years of the Term. The per share price (the "Price") of each share granted to determine the Dollar Value will be the average closing price of one share of Common Stock on the Bulletin Board (or other similar exchange or association on which the Common Stock is then listed or quoted) for the five (5) consecutive trading days immediately preceding the date of grant of such shares; provided, however, that if the Common Stock is not then listed or quoted on an exchange or association, the Price will be the fair market value of one share of Common Stock as of the date of grant as determined in good faith by the Board of Directors of the Company. The number of shares of Common Stock for each quarterly grant will be equal to the quotient of the Dollar Value divided by the Price. The shares granted will be subject to a one year lockup as of the date of each grant. Mr. Aholt received 477,679 shares of the Company's Common Stock based on the January 1, 2005 date. Mr. Aholt will receive 800,898 shares on April 1, 2005.

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

     On August 12, 2004 ("Commencement Date") the Company and Dr. Wayne A. Marasco, a Company Director, entered into a Letter Agreement appointing Dr. Marasco as the Company's Senior Scientific Advisor. Dr. Marasco will be responsible for assisting the Company in reviewing and evaluating business, scientific and medical opportunities, and for other discussions and meetings that may arise during the normal course of the Company conducting business. For his services, during a three year period ("Term"), Dr. Marasco shall be entitled to annual cash compensation with increases each year of the Term and an additional cash compensation based on a percentage of collected revenues derived from the Company's royalty or revenue sharing agreements. Although the annual cash compensation and additional cash compensation stated above shall begin to accrue as of the Commencement Date, Dr. Marasco will not be entitled to receive any such amounts until the Company raises $1,500,000 in additional equity financing after the Commencement Date. In addition, Dr. Marasco was granted an option, fully vested, to purchase 675,000 shares of the Company's common stock at an exercise price of $.10 cents per share. The shares will be subject to a one year lockup as of the date of grant. The exercise period will be ten years, and the grant will otherwise be in accordance with the Company's 2003 Equity Participation Plan and Non-Qualified Stock Option Grant Agreement. As of March 31, 2005, Mr. Marasco has accrued $52,500 in salary under this agreement.

NOTE 9 - INDUSTRY AND GEOGRAPHICAL SEGMENTAL INFORMATION

     The Company's operations are currently in one segment, namely the "run off" of its sale of extended warranties and service contracts via the Internet. Additionally, the Company is currently endeavoring to establish new business operations by providing capital and guidance to companies in multiple sectors of the healthcare and life sciences industries, in exchange for a percentage of revenues, royalty fees, licensing fees and other product sales of the target companies. The Company did not realize any revenue from its purchase of the royalty interest. The Company's operations are conducted entirely in the United States.

NOTE 10 - SUBSEQUENT EVENTS

     On April 1, 2005, 800,898 shares of the Company's Common Stock were issued to Robert Aholt based on the formula in his employment agreement in payment of salary.

     On April 15, 2005, the Company entered into an engagement agreement with an investment banker to be the sole placement agent in a proposed private placement of convertible notes and warrants. The notes, warrants and underlying securities have not been registered under the Securities Act and my not be offered or sold in the United States without registration or an applicable exemption. The agreement calls for an upfront payment of $25,000 which has been paid and an additional $25,000 at closing of the first placement. All other fees are based on the amount raised.

     On April 20, 2005, the Company entered into the following agreements with Catherine M. Vaczy, a previously unrelated third party.

o Employment agreement to become the Company's Executive Vice President and General Counsel

o Stock Purchase Agreement to purchase 1,666,666 shares of the Company's Common Stock at .$06 per share totaling $100,000

o Promissory Note in the principal amount of $100,000 bearing annual interest at 15% and payable April 20, 2006, subject to certain rights and obligations contained therein relating to the conversion of the Promissory
     Note into shares of Common Stock

o Stock Option Agreement to purchase 150,000 shares of the Company's Common Stock at an exercise price of $.10 per share.

In April 2005, the Company repaid $25,000 to a note holder from the February - August 2004 notes. (See Note 4) In addition, the Company sold 100,000 shares of its Common Stock to an accredited investor at a price of $.06 per share resulting in gross proceeds to the Company of $6,000.

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

GENERAL

On December 12, 2003, the Company signed a royalty agreement with Parallel Solutions, Inc. "(PSI") to develop a new bioshielding platform technology for the delivery of therapeutic proteins and small molecule drugs in order to extend circulating half-life to improve bioavailability and dosing regimen, while maintaining or improving pharmacologic activity. The agreement provides for PSI to pay the Company a percentage of the revenue received from the sale of certain specified products or licensing activity. The Company is providing capital and guidance to PSI to conduct a proof of concept study to improve an existing therapeutic protein with the goal of validating the bioshielding technology for further development and licensing the technology. The Company has paid a total of $720,000 since the inception of the agreement. The agreement also calls for the Company to pay on behalf of PSI $280,000 of certain expenses relating to testing of the bioshielding concept. Since inception, through March 31, 2005, the Company paid $74,060 of such expenses.


RESULTS OF OPERATIONS

The Company recognizes revenue from its warranty service contracts business over the life of contracts executed. Additionally, the Company purchased insurance to fully cover any losses under the service contracts from a domestic carrier. The insurance premium expense and other costs related to the sale are amortized ratably over the life of the contracts.

Three Months Ended March 31, 2005 Compared To Three Months Ended March 31, 2004.

The Company recognized revenues from the sale of extended warranties and service contracts via the Internet of $10,535 for the three months ended March 31, 2005 as compared to $27,342 for the three months ended March 31, 2004. The revenues generated in the quarter were derived entirely from revenues deferred over the life of contracts sold in prior periods. Similarly, direct costs incurred were $7,417 and $19,273 for the three months ended March 31, 2005 and 2004, respectively. In addition, the Company paid $0 and $240,000 respectively for the three months ended March 31, 2005 and 2004 towards the purchase of royalty interests as per its agreement with PSI. Due to the uncertainty of the future revenues, the amounts paid have been charged to current operations.

General and administration expenses increased approximately $66,000 to $215,501 for the three months ended March 31, 2005 as compared to $149,083 for the three months ended March 31, 2004. The increase in general and administrative expenses is primarily due to increases in payroll and related expenses of $73,000 and investor relations expenses of $15,000, partially offset by reductions in professional fees of $22,000.

Interest expense decreased by approximately $38,000 for the three months ended March 31, 2005 from the three months ended March 31, 2004. Such decrease was primarily as a result of reduced interest rates on certain debt, no shares being issued as additional interest and the elimination of default options on debt that has been repaid.

For the reasons cited above, including primarily that no payments were made towards royalty interests, the net loss for the three months ended March 31, 2005 decreased to $249,670 from $456,206 for the three months ended March 31, 2004.


LIQUIDITY AND CAPITAL RESOURCES
The following chart represents the net funds provided by or used in operating, financing and investment activities for each period indicated:

                                                          Three Months Ended
                                                          ------------------
                                                       March 31,      March 31,
                                                         2005           2004
     Cash used in
      Operating Activities                            $ (94,489)     $ (396,225)

     Cash (used) provided by
      Investing Activities                            $       -      $   (1,113)

     Cash provided by
      Financing Activities                            $  72,000      $  210,036

The Company incurred a net loss of $249,670 for the three months ended March 31, 2005. Such loss adjusted for non-cash items such as deferred revenues (net of deferred acquisition costs) ($3,118) and other non cash credits totaling $24,021 resulted in cash used in operations totaling $94,489 for the three months ended March 31, 2005, including working capital movements of $134,258.

To meet its cash requirement for the three months ended March 31, 2005, the Company relied on the net proceeds from the issuance of Promissory Notes in the amount of $72,000.

The Company has a contractual commitment to pay PSI up to an additional $194,676 through the end of its agreement. As of March 31, 2005, the Company had cash balances totaling approximately $5,379. The Company will rely on its current cash and proceeds from the sale of promissory notes and common stock to fund its new business operations until they become cash generative. All interest payments have been paid timely. The Company plans to meet its current and future obligations through the sales of common stock and loans from accredited investors. There can be no assurance that sufficient proceeds will be raised to meet current obligations when due.

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

INFLATION

The Company does not believe that its operations have been materially influenced by inflation for the three months ended March 31, 2005, a situation which is expected to continue for the foreseeable future.

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

                             PHASE III MEDICAL, INC.

                                     PART II

                                OTHER INFORMATION


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following securities were sold during the first quarter of 2005 in private transactions exempt from registration pursuant to Section 4(2) of the Securities Act and/or Regulation D there under: (i) on each of January and February 20, 2005, the Company issued 37,500 shares of its Common Stock, for a total of 75,000 shares, as compensation to its public relations firm; and (ii) on February 20, 2005, the Company issued 1,960,784 shares of its Common Stock in exchange for the conversion of a related party note.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Cumulative dividends payable on Series A Convertible Redeemable Preferred Stock totaled $492,801 at March 31, 2005, of which $11,921 represents dividends for the three months then ended.


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


                                           PHASE III MEDICAL, INC. (Registrant)


                                           By: /s/ Mark Weinreb
                                               ----------------
                                               Mark Weinreb, President and Chief
                                               Executive Officer

                                           Date: May 16, 2005