Form 10-K/A
period 2004-12-31
PHASE III MEDICAL INC/DE
filed 2005-06-22
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 0-10909

PHASE III MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2343568
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

330 South Service Road
Suite 120
Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(631) 574 4955

Securities registered pursuant to Section 12(b) of the Act:	None.
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant as of June 30, 2004 was approximately $ 2.8 million. (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).

On March 15, 2005, 43,065,336 shares of the Registrant’s common stock, par value $0.001 per share, were outstanding.

Documents incorporated by reference: None

This Annual Report on Form 10-K and the documents incorporated herein contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this Annual Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2004 (“10-K”) for the purpose of conforming to our Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on July 20, 2005 certain information appearing in the 10-K in Part III, Item 10. “Directors and Executive Officers of the Registrant – Section 16(a) Beneficial Ownership Reporting Compliance,” Part III, Item 11. “Executive Compensation – Summary Compensation Table” and “ – Option Grants” and Part III, Item 13. – Certain Relationships and Related Transactions.” Except for the foregoing, the Registrant’s 10-K remains as originally filed with the Securities and Exchange Commission on March 31, 2005. All information in this Amendment No. 1 on Form 10-K/A is as of the date of filing of the 10-K and does not reflect any subsequent information or events other than the changes referred to above.

PART I

ITEM 1. BUSINESS

Phase III Medical, Inc. (“Phase III” or the “Company”) (formerly known as Corniche Group Incorporated) provides capital and guidance to companies, in multiple sectors of the healthcare and life science industries, in return for a percentage of revenues, royalty fees, licensing fees and other product sales of the target companies. Through June 30, 2002, the Company was a provider of extended warranties and service contracts via the Internet at warrantysuperstore.com. The business of the Company today comprises the “run off” of its sale of extended warranties and service contracts via the Internet and the new business opportunity it is pursuing in the medical/bio-tech sector. In 2004, the Company launched its website: www.phase3med.com. The Company’s information as filed with the Securities and Exchange Commission is available via a link on the website.

HISTORY

The Company was incorporated under the laws of the State of Delaware in September 1980 under the name Fidelity Medical Services, Inc. On July 28, 1983 the Company changed its name to Fidelity Medical, Inc. From its inception through March 1995, the Company was engaged in the development and sale of medical imaging products through a wholly owned subsidiary. As a result of a reverse merger on March 2, 1995 with Corniche Distribution Limited and its subsidiaries, the Company was engaged in the retail sale and wholesale distribution of stationery and related office products in the United Kingdom. Effective March 25, 1995 the Company sold its medical imaging products subsidiary. On September 28, 1995 the Company changed its name to Corniche Group Incorporated. In February 1996, the Company’s United Kingdom operations were placed in receivership by creditors. Thereafter through March 1998 the Company was inactive. On March 4, 1998, the Company entered into a Stock Purchase Agreement with certain individuals (the “Initial Purchasers”) whereby the Initial Purchasers acquired in aggregate 765,000 shares of a newly created Series B Convertible Redeemable Preferred Stock. Thereafter the Initial Purchasers endeavored to establish for the Company new business operations in the property and casualty specialty insurance and warranty/service contracts markets. On September 30, 1998 the Company acquired all of the capital stock of Stamford Insurance Company, Ltd. (“Stamford”). On April 30, 2001 the Company sold Stamford and is no longer involved in property and casualty specialty insurance.

On January 7, 2002, the Company entered into a Stock Contribution Exchange Agreement, as amended (the “Exchange Agreement”), with StrandTek International, Inc., a Delaware corporation (“StrandTek”), certain of StrandTek’s principal shareholders and certain non-shareholder loan holders of StrandTek (the “StrandTek

Transaction”). Consummation of the StrandTek Transaction was conditioned upon a number of closing conditions, including the Company obtaining financing via an equity private placement, which ultimately could not be met and as a result, the Exchange Agreement was formally terminated by the Company and StrandTek in June 2002. In January 2002, the Company advanced to StrandTek a loan of $1,000,000 on an unsecured basis, which was personally guaranteed by certain of the principal shareholders of StrandTek and a further loan of $250,000 on February 19, 2002 on an unsecured basis. Such loans bore interest at 7% per annum and were due on July 31, 2002 following termination of the Exchange Agreement in June 2002.

StrandTek defaulted on the payment of $1,250,000 plus accrued interest due to the Company on July 31, 2002. As a result, on August 6, 2002, the Company filed a complaint in the Superior Court of New Jersey entitled Corniche Group Incorporated v StrandTek International, Inc., a Delaware corporation, StrandTek International, Inc., a Florida corporation, David M. Veltman, William G. Buckles Jr., Jerome Bauman and Jan Arnett. The complaint sought recovery of the $1,250,000 loans, plus interest, costs and fees, and sought recovery against the individual defendants pursuant to their partial guarantees. On May 9, 2003, the Company was granted a final judgment in the amount of $1,415,622 from each corporate defendant, in the amount of $291,405 against each individual defendant and dismissing defendants’ counterclaims.

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

On July 24, 2003, the Company changed its name to Phase III Medical, Inc., which better describes the Company’s current business plan. In connection with the change of name, the Company changed its trading symbol to “PHSM” from “CNGI”.

DISCONTINUED OPERATIONS

Through April 2001 the Company operated a property and casualty reinsurance business through its wholly owned subsidiary, Stamford Insurance Company, Ltd. (“Stamford”). Stamford is chartered under the laws of, and is licensed to conduct business as an insurance company by, the Cayman Islands. Stamford provided reinsurance coverage for one domestic insurance company until the fourth quarter of 2000 when the relationship with the carrier was terminated.

CURRENT BUSINESS OPERATIONS

The business of the Company today comprises the “run off” of its sale of extended warranties and service contracts via the Internet and the new business opportunity it is pursuing as described below under the sub-heading “Medical/Biotech Business”.

WarrantySuperstore.com Internet Business

The Company’s primary business focus, through June 2002, was the sale of extended warranties and service contracts over the Internet covering automotive, home, office, personal electronics, home appliances, computers and garden equipment. The Company offered its products and services in the United States in states that permit program marketers to be the obligor on service contracts. This represented approximately 38 states for automobile service contracts and most states for other product categories. While the Company managed most functions relating to its extended warranty and service contracts, it did not bear the economic risk to repair or replace products nor did it administer the claims function. The obligation to repair or replace products rested with the Company’s appointed insurance carriers, Great American Insurance Company and American Home Shield. Great American Insurance Company provided contractual liability insurance covering the obligation to repair or replace products under the Company’s automobile and consumer products extended warranties and service contracts and American Home Shield covered all home warranty contracts. The Company was responsible for the marketing, recording sales, collecting payment and reporting contract details and paying premiums to the insurance carriers. In addition, the Company provided information to the insurance carriers’ appointed claims administrators who handle all claims under the Company’s contracts, including the payment of claims.

The Company commenced operations initially by marketing its extended warranty products directly to the consumer through its web site. During fiscal 2000 the Company developed enhanced proprietary software to facilitate more efficient processing and tracking of online warranty transactions. This provided the Company with the ability to deliver its products over the Internet through a number of distribution channels by enabling it to supply a number of different extended warranty service contracts on a co-branded or private label basis to corporations, by embedding the Company’s suite of products on such corporation’s web sites. This new capability was launched in January 2001. It was anticipated that this would result in substantially reduced direct marketing costs for the years ending December 31, 2001 and thereafter. As a result the Company had four distinct distribution channels: (i) direct sales to consumers, (ii) co-branded distribution, (iii) private label distribution and (iv) manufacturer/retailer partnerships.

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

MEDICAL/BIOTECH BUSINESS

On February 6, 2003, the Company appointed Mark Weinreb as a member of the Board of Directors and as its President and Chief Executive Officer. Under his direction, the Company entered a new line of business where it provides capital and guidance to companies, in multiple sectors of the healthcare and life science industries, in return for a percentage of revenues, royalty fees, licensing fees and other product sales of the target companies. The Company continues to recruit management, business development and technical personnel, and develop its business model. Accordingly, it will be necessary for the Company to raise new capital. In accordance with its business plan, the Company, in 2003 raised $514,781 of capital, including $214,781, net of expenses of $67,719, through the sale of Common Stock, and $295,000, net of commissions of $30,000, from the sale of notes. In addition, the Company received a total of approximately $987,000 from the settlement with the StrandTek guarantors. A significant portion of the StrandTek proceeds was used to pay outstanding liabilities for legal expenses, employment terminations, travel and entertainment expenses and consultants. The balance of the proceeds was used for operating expenses and the retirement of certain debt. In the year ended December 31, 2004, the Company raised $1,114,375, net of expenses, of capital though the sales of Common Stock, and $660,000 from the sale of notes.

On December 12, 2003, the Company signed a royalty agreement with Parallel Solutions, Inc. “(PSI”) to develop a new bioshielding platform technology for the delivery of therapeutic proteins and small molecule drugs in order to extend circulating half-life to improve bioavailability and dosing regimen, while maintaining or improving pharmacologic activity. The agreement provides for PSI to pay the Company a percentage of the revenue received from the sale of certain specified products or licensing activity. The Company has provided capital and guidance to PSI to conduct a proof of concept study to improve an existing therapeutic protein with the goal of validating the bioshielding technology for further development and licensing the technology. As of December 31, 2004, the Company has provided $805,324 to PSI pursuant to the royalty agreement. The Company is obligated to fund up to an additional $194,676 of expenses. The proof of concept study is continuing and there is no assurance of a favorable outcome.

On January 19, 2004, the Company entered into a letter of intent with NeoStem, Inc., a California company, whose primary business is to establish an autologous adult stem cell bank. A definitive agreement was never reached. However, on March 31, 2004, the Company entered into a joint venture agreement. NeoStem, Inc. pioneers adult stem cell therapeutics, including the collection and storage of stem cells. The joint venture provides for the Company to assist NeoStem in finding uses of and customers for NeoStem’s services and/or technology. The Company’s initial efforts will concentrate on developing programs utilizing NeoStem’s services and/or technology through the Department of Homeland Security and/or other government agencies.

On August 12, 2004 (“Commencement Date”), the Company and Dr. Wayne A. Marasco, a Company Director, entered into a Letter Agreement appointing Dr. Marasco as the Company’s Senior Scientific Advisor. Dr. Marasco will be responsible for assisting the Company in reviewing and evaluating business, scientific and medical opportunities, and for other discussions and meetings that may arise during the normal course of the Company conducting business. For his services, during a three year period (“Term”), Dr. Marasco shall be entitled to annual cash compensation of $84,000 with increases each year of the Term and an additional cash compensation based on a percentage of collected revenues derived from the Company’s royalty or revenue sharing agreements. Although the annual cash compensation and additional cash compensation stated above shall begin to accrue as of the Commencement Date, Dr. Marasco will not be entitled to receive any such amounts until the Company raises $1,500,000 in additional equity financing after the Commencement Date. In addition, Dr. Marasco was granted an option, fully vested, to purchase 675,000 shares of the Company’s common stock at an exercise price of $.10 cents per share. The shares will be subject to a one year lockup as of the date of grant. The exercise period will be ten years, and the grant will otherwise be in accordance with the Company’s 2003 Equity Participation Plan and Non-Qualified Stock Option Grant Agreement.

On September 13, 2004 (“Commencement Date”), the Company entered into a letter agreement (the “Letter Agreement”) with Mr. Robert Aholt Jr. pursuant to which the Company appointed Mr. Aholt as its Chief Operating Officer. Subject to the terms and conditions of the Letter Agreement, the term of Mr. Aholt’s employment in such capacity will be for a period of three (3) years from the Commencement Date (the “Term”).

In consideration for Mr. Aholt’s services under the Letter Agreement, Mr. Aholt will be entitled to receive a monthly salary of $4,000 during the first year of the Term, $5,000 during the second year of the Term, and $6,000 during the third year of the Term. In further consideration for Mr. Aholt’s services under the Letter Agreement, on January 1, 2005 and on the first day of each calendar quarter thereafter during the Term, Mr. Aholt will be entitled to receive shares of Common Stock with a “Dollar Value” of $26,750, $27,625 and $28,888, respectively, during the first, second and third years of the Term. The per share price (the “Price”) of each share granted to determine the Dollar Value will be the average closing price of one share of Common Stock on the Bulletin Board (or other similar exchange or association on which the Common Stock is then listed or quoted) for the five (5) consecutive trading days immediately preceding the date of grant of such shares; provided, however, that if the Common Stock is not then listed or quoted on an exchange or association, the Price will be the fair market value of one share of Common Stock as of the date of grant as determined in good faith by the Board of Directors of the Company. The number of shares of Common Stock for each quarterly grant will be equal to the quotient of the Dollar Value divided by the Price. The shares granted will be subject to a one year lockup as of the date of each grant.

In the event Mr. Aholt’s employment is terminated prior to the end of the Term for any reason, earned but unpaid cash compensation and unreimbursed expenses due as of the date of such termination will be payable in full. In addition, in the event Mr. Aholt’s employment is terminated prior to the end of the Term for any reason other than by the Company with cause, Mr. Aholt or his executor of his last will or the duly authorized administrator of his estate, as applicable, will be entitled (i) to receive severance payments equal to one year’s salary, paid at the same level and timing of salary as Mr. Aholt is then receiving and (ii) to receive, during the one (1) year period following the date of such termination, the stock grants that Mr. Aholt would have been entitled to receive had his employment not been terminated prior to the end of the Term; provided, however, that in the event such termination is by the Company without cause or is upon Mr. Aholt’s resignation for good reason, such severance payment and grant shall be subject to Mr. Aholt’s execution and delivery to the Company of a release of all claims against the Company.

RISK FACTORS

The risks described below are not the only risks facing the Company. Additional risks that the Company does not yet know of or that it currently thinks are immaterial may also impair its business operations. If any of the risks occur, its business strategy, financial condition or operating results could be adversely affected.

PHASE III HAS A HISTORY OF OPERATING LOSSES AND A SUBSTANTIAL ACCUMULATED EARNINGS DEFICIT AND IT WILL CONTINUE TO INCUR LOSSES

Since its inception in 1980, the Company has generated only limited revenues from sales and has incurred substantial net losses of $1,748,372, $1,044,145 and $1,159,838 for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, the Company had a stockholders’ deficit of approximately $1,900,000. The Company expects to incur additional operating losses as well as negative cash flow from its new business operations until revenues from the purchase of royalty interests are received.

THE COMPANY HAS LIQUIDITY PROBLEMS

At December 31, 2004, the Company had a cash balance of $27,868, deficit working capital of $1,238,949 and a stockholders’ deficit of $1,931,787. In addition, the Company sustained losses of $1,748,372, $1,044,145 and $1,159,838 for the three fiscal years ended December 31, 2004, 2003 and 2002, respectively. The Company’s lack of liquidity combined with its history of losses raises substantial doubt as to the ability of the Company to continue as a going concern. The financial statements of the Company do not reflect any adjustments relating to the doubt of its ability to continue as a going concern. On September 22, 2003, the Company commenced an equity private placement to accredited investors pursuant to Regulation D to raise up to $4,000,000 through the sale of up to 40,000,000 shares of its Common Stock in increments of $5,000 or 50,000 shares. Through July 31, 2004, the Company sold only 14,957,913 shares, resulting in proceeds to the Company of $1,319,781, net of offering costs of $67,719. This amended private placement was terminated in July 2004. Additional financing is needed. There can be no assurance that the Company will be able to sell sufficient quantities of equity securities or borrow money so as to have sufficient funds to continue to operate.

THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN IS QUESTIONABLE

The Company’s auditors, Holtz Rubenstein Reminick LLP, modified its opinion in order to disclose the substantial doubt about the Company’s ability to continue as a going concern. It will be more difficult for the Company to raise capital on favorable terms and fund the agreements currently in place or new agreements as a result of the substantial doubt about the Company’s ability to continue as a going concern.

THE COMPANY WILL CONTINUE TO EXPERIENCE CASH OUTFLOWS.

The Company continues to incur expenses, including the salary of its President, COO, rent, legal and accounting fees, insurance and general administrative expenses. The Company’s new business activities are in the development stage and will therefore result in additional cash outflows in the coming period. It is not possible at this time to state whether the Company will be able to finance these cash outflows or when the Company will achieve a positive cash position, if at all.

THE COMPANY’S LIMITED OPERATING HISTORY MAY IMPAIR ITS ABILITY TO PLAN.

The Company’s limited operating history in its planned business activities may hinder its ability to evaluate its business and entails risks that the Company may fail to adequately address business issues with which it has limited experience. There is no way to predict when, if ever, the Company will achieve profitability or positive cash flow.

BECAUSE OF ITS FINANCIAL POSITION, THERE IS SUBSTANTIAL DOUBT ABOUT ITS ABILITY TO OPERATE AS A GOING CONCERN

The Company has no cash generating revenues. As of December 31, 2004, the Company had a stockholders’ deficit of $1,931,787 and had a working capital deficiency of $1,238,949. Although the Company continues to raise funds through the issuance of promissory notes, which have been substantially spent, the Company’s financial condition still raises substantial doubt about its ability to operate as a going concern.

THE COMPANY WILL NEED ADDITIONAL FINANCING AND IS UNCERTAIN OF ITS ACCESS TO CAPITAL FUNDING

The Company’s proposed new business will require substantial capital to identify and make alliances with one or more medical companies based on the Company’s current operating plan for its new business. In addition, the Company’s cash requirements may vary materially from those now planned because of results in research, consulting with experts and modeling sales forecasts for the potential products of potential business partners.

RISKS RELATING TO THE COMPANY’S PROPOSED NEW BUSINESS

THE COMPANY HAS ONLY TWO BUSINESS PARTNERS TO DATE AND IS UNCERTAIN OF ITS FUTURE PROFITABILITY WITH ITS INTENDED VENTURE TO GENERATE REVENUES FROM SUCH RELATIONSHIPS

The Company’s ability to achieve profitability in its new business is dependent in part on the agreements, if any, entered into with business partners. Currently, the Company has entered into one agreement with PSI, and one agreement with NeoStem and since the agreements are in its early stages, it is premature to predict any favorable outcome. There can be no assurance that any additional agreements will be entered into. The failure to enter into any such necessary agreements could delay or prevent the Company’s new business from achieving profitability and would have a material adverse effect on the business, financial position and results of operations of the Company. Further, there can be no assurance that the Company’s operations will become profitable even if the Company enters into agreements with business partners.

THE PSI ARRANGEMENT MAY NOT BE SUCCESSFUL

The Company’s contract with its first business partner, PSI, demonstrates certain of the risks of the Company’s business. PSI is attempting to develop a new bioshielding platform technology for the delivery of therapeutic proteins and small molecule drugs in order to extend circulating half-life to improve bioavailability and dosing regimen, while maintaining or improving pharmacologic activity. The Company is providing funding and consulting services for PSI to conduct a proof of concept study. No assurances can be given that the proof of concept program will be successful, that any viable technology will arise from that program, that the Company or PSI will be able to commercialize any product or technology that is successfully developed, or that there will be market acceptance of any such product or technology sufficient to generate any material revenues for the Company. Even if everything is successful, it will be a long time before the Company receives any royalty revenues from the PSI project.

THERE ARE RISKS RELATING TO POTENTIAL CORPORATE COLLABORATIONS

The Company’s new business strategy includes identifying and partnering with various pharmaceutical and/or biotechnology companies that are developing a drug or medical device. There can be no assurance the Company will enter into any additional relationships with these business partners and, even if the Company does enter into such relationships, that the arrangements will be on favorable terms or that the Company’s relationship will be successful. In some cases, the Company will generate income from its relationship with these companies only after its potential business partners’ product has achieved significant pre-clinical and/or clinical development, has procured requisite regulatory approvals and/or has established its manufacturing capabilities.

The Company’s potential business partners’ business strategy may include entering into collaborations or marketing and distribution arrangements with corporate partners for the development (including clinical development), commercialization, marketing and distribution of certain of their product candidates. The Company’s potential business partners may be dependent on such corporate collaborations to fund clinical testing, to make certain regulatory filings and to manufacture and market products resulting from the collaboration. There can be no assurance that such arrangements with a corporate collaboration will be scientifically, clinically or commercially successful. In the event that any such arrangements are made and then terminated, such actions could adversely affect the Company’s business partners’ ability to develop, commercialize, market and distribute certain of their product candidates.

If the Company’s potential business partners breach or terminate their agreements with the Company, or fail to develop or commercialize their products or fail to develop or commercialize their products in a timely manner, the development of their products may be adversely affected, and thus not create an economic benefit for the Company.

There can be no assurance that the Company’s potential business partners will not change their strategic focus or pursue alternative technologies or develop alternative products either on their own or in collaboration with others. The Company’s business will also be affected by the effectiveness of its potential business partners’ corporate partners in marketing their products.

THERE ARE COMPANIES, UNIVERSITIES AND RESEARCH INSTITUTIONS THAT MAY BE RESEARCHING AND TRYING TO DEVELOP PRODUCTS THAT ARE SIMILAR TO THE PRODUCTS OF THE COMPANY’S POTENTIAL BUSINESS PARTNERS

Competition in the medical, pharmaceutical and biotechnology industries, the sector in which the Company plans to establish new business operations, is intense. The Company’s potential business partners may face competition from companies with far greater financial, marketing, technical and research resources, name recognition, distribution channels and market presence than the Company’s potential business partners who are marketing existing products or developing new products that are similar to the products developed by the Company’s potential business partners. There can be no assurance that the Company’s potential business partners’ products will be able to compete successfully with existing products or products under development by other companies, universities and other institutions.

THE COMPANY’S POTENTIAL BUSINESS PARTNERS MAY DEPEND ON THIRD PARTIES

The Company’s potential business partners may rely entirely on third parties for a variety of functions, including certain functions relating to research and development, manufacturing, clinical trials management, regulatory affairs and sales, marketing and distribution. There can be no assurance that the Company’s potential business partners will be able to establish and maintain any of these relationships on acceptable terms or enter into these arrangements without undue delays or expenditures. In addition, the business partners may require, and seek to raise, additional capital with third parties in order to develop products and meet their working capital needs. There is no guarantee that the business partners will be able to raise such additional capital, and any agreements previously made between the business partners and the Company may make the business partners less attractive to third parties in this regard.

THERE ARE UNCERTAINTIES ASSOCIATED WITH PRE-CLINICAL AND CLINICAL TESTING

The grant of regulatory approvals for the commercial sale of any of the Company’s potential business partners’ potential products will depend in part on the Company’s potential business partners and/or their collaborators successfully conducting extensive pre-clinical and clinical testing to demonstrate their products safety and efficacy in humans. The results of pre-clinical studies by the Company’s potential business partners and/or their collaborators may be inconclusive and may not be indicative of results that will be obtained in human clinical trials. In addition, results attained in early human clinical trials relating to the products under development by the Company’s potential business partners may not be indicative of results that will be obtained in later clinical trials. As results of particular pre-clinical studies and clinical trials are received, the Company’s potential business partners and/or their collaborators may abandon projects with which the Company assisted in developing which they might otherwise have believed to be promising.

The Company’s potential business partners may be involved in developing drugs on which they plan to file investigational new drug applications (“INDs”) with the FDA or make equivalent filings outside of the United States. There can be no assurance that necessary pre-clinical studies on these products will be completed satisfactorily, if at all, or that the Company’s potential business partners otherwise will be able to make their intended filings. Clinical testing is very expensive, and the Company’s potential business partners and/or their collaborators will have to devote substantial resources for the cost of clinical trials.

The Company’s potential business partners may have no experience in conducting clinical trials and may have to rely, in part, on academic institutions and on clinical research organizations to conduct and monitor certain clinical trials. There can be no assurance that such entities will conduct the clinical trials successfully.

Failure to commence or complete any planned clinical trials by the Company’s potential business partners would have a material adverse effect on the Company’s new business.

THE COMPANY’S POTENTIAL BUSINESS PARTNERS AND THEIR PRODUCTS WILL BE SUBJECT TO GOVERNMENT REGULATIONS AND THERE IS NO ASSURANCE OF REGULATORY APPROVAL.

The Company’s potential business partners and their products will be subject to comprehensive regulation by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state, and local entities regulate, among other things, the pre-clinical and clinical testing, safety, effectiveness, approval, manufacture, labeling, marketing, export, storage, record keeping, advertising, and promotion of the Company’s potential business partners’ products.

The process of obtaining FDA approvals can be costly, time consuming, and subject to unanticipated delays and the Company’s potential business partners may have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals. There can be no assurance that such approvals will be granted on a timely basis, or at all.

The Company’s potential business partners may also be subject to numerous and varying foreign regulatory requirements governing the design and conduct of clinical trials and the managing and marketing of their products. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval.

There can be no assurance that the Company’s potential business partners or their partners will qualify for regulatory approvals or receive necessary approvals to commercialize product candidates in any market. Delays in receipt of or failure to receive regulatory approvals, or the loss of previously received approvals, would have a material adverse effect on the Company’s potential business partners’ business, and therefore, on the Company’s business.

THE COMPANY’S NEW VENTURE MAY REQUIRE IT TO REGISTER AS AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940

The Company is not registered as an investment company under the Investment Company Act of 1940, as amended (or any similar state laws) (the “Company Act”). The Company does not believe (i) it is an “investment company” pursuant to the Company Act, or (ii) that it will hold “securities” pursuant to the Company Act or the Securities Act of 1933, as amended. However, the Securities and Exchange Commission (“SEC”) may disagree in the future with the Company’s position and deem the Company to be an “investment company” under the Company Act and require the Company to register as an investment company. If this were to occur, the Company’s day-to-day operations would become subject to the regulatory and disclosure requirements imposed by the Company Act. The Company does not have the infrastructure to operate as an investment company.

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

Patent positions of pharmaceutical and biotechnology companies are generally uncertain and involve complex legal, scientific and factual questions. The ability of the Company or its business partners to develop and commercialize products and services depends in significant part on the Company’s or its business partners’ ability to (i) obtain patents, (ii) obtain licenses to the proprietary rights of others on commercially reasonable terms, (iii) operate without infringing upon the proprietary rights of others, (iv) prevent others from infringing on the Company’s or its business partners’ proprietary rights, and (v) protect trade secrets.

THERE IS SIGNIFICANT UNCERTAINTY ABOUT THE VALIDITY AND PERMISSIBLE SCOPE OF PATENTS IN THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRY, WHICH MAY MAKE IT DIFFICULT FOR THE COMPANY OR ITS BUSINESS PARTNERS TO OBTAIN PATENT PROTECTION FOR DISCOVERIES

The validity and permissible scope of patent claims in the pharmaceutical and biotechnology fields, including the genomics field, involve important unresolved legal principles and are the subject of public policy debate in the United States and abroad. There is also some uncertainty as to whether human clinical data will be required for issuance of patents for human therapeutics. If the Company is involved in a project in this field and if such data are required, the Company’s or its business partners’ ability to obtain patent protection could be delayed or otherwise adversely affected.

THIRD PARTIES MAY OWN OR CONTROL PATENTS OR PATENT APPLICATIONS AND REQUIRE THE COMPANY OR ITS BUSINESS PARTNERS TO SEEK LICENSES, WHICH COULD INCREASE THE COMPANY’S OR ITS BUSINESS PARTNERS’ DEVELOPMENT AND COMMERCIALIZATION COSTS, OR PREVENT THE COMPANY OR ITS BUSINESS PARTNERS FROM DEVELOPING OR MARKETING THE COMPANY’S OR ITS BUSINESS PARTNERS’ PRODUCTS OR SERVICES

The Company or its business partners may not have rights under some patents or patent applications related to some of their existing or proposed products, processes or services. Third parties may own or control these patents and patent applications in the United States and abroad. Therefore, in some cases, in order to develop, manufacture, sell or import some of the Company’s or its business partners’ existing and proposed products, processes or services, the Company or its business partners may choose to seek, or be required to seek, licenses under third-party patents issued in the United States and abroad or those that might issue from United States and foreign patent applications. In such event, the Company or its business partners would be required to pay license fees or royalties or both to the licensor. If licenses are not available to the Company or its business partners on acceptable terms, the Company or its business partners may not be able to develop, manufacture, sell or import these products, processes or services.

THE COMPANY OR ITS BUSINESS PARTNERS MAY BECOME INVOLVED IN EXPENSIVE PATENT LITIGATION OR OTHER PROCEEDINGS, WHICH COULD RESULT IN THE COMPANY OR ITS BUSINESS PARTNERS INCURRING SUBSTANTIAL COSTS AND EXPENSES OR SUBSTANTIAL LIABILITY FOR DAMAGES OR REQUIRE THE COMPANY OR ITS BUSINESS PARTNERS TO STOP THEIR DEVELOPMENT AND COMMERCIALIZATION EFFORTS

There has been substantial litigation and other proceedings regarding the patent and other intellectual property rights in the pharmaceutical and biotechnology industries. The Company or its business partners may become a party to patent litigation or other proceedings regarding intellectual property rights.

The cost to the Company or its business partners of any patent litigation or other proceeding, even if resolved in the Company’s or its business partners’ favor, could be substantial. Some of the Company’s or its business partners’ competitors may be able to sustain the cost of such litigation or proceedings more effectively than the Company or its business partners because of their substantially greater financial resources. If a patent litigation or other proceeding is resolved against the Company or its business partners, the Company or its business partners may be enjoined from developing, manufacturing, selling or importing their products, processes or services without a license from the other party and the Company or its business partners may be held liable for significant damages. The Company or its business partners may not be able to obtain any required license on commercially acceptable terms or at all.

Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on the Company’s or its business partners’ ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

COMPETITION

Competition in the medical, pharmaceutical and biotechnology industries, the sector in which the Company has established new business operations, is intense. The Company’s potential business partners may face competition from companies with far greater financial, marketing, technical and research resources, name recognition, distribution channels and market presence than the Company’s potential business partners who are marketing existing products or developing new products that are similar to the products developed by the Company’s potential business partners. There can be no assurance that the Company’s potential business partners’ products will be able to compete successfully with existing products or products under development by other companies, universities and other institutions.

EMPLOYEES

As of December 31, 2004, the Company had four employees.

ITEM 2. PROPERTIES

On February 21, 2003 the Company began leasing office space in Melville, New York at an original annual rental of $18,000. The lease was extended for an additional twelve months and expires on March 31, 2005. The annual rental increased to approximately $19,200 on April 1, 2004 and continues until the expiration date. The lease has been renewed until March 2006 with an annual rental of approximately $20,100. This space will be sufficient for the Company’s needs until the business plan of the Company has been successfully executed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	Market Information. The Company’s Common Stock is traded on the OTC Bulletin Board under the symbol “PHSM” since July 24, 2003. Prior to that date, the Company’s Common Stock traded under the symbol “CNGI.” The following table sets forth the high and low bid prices of the Company’s Common Stock for each quarterly period within the two most recent fiscal years and the most recent quarter, as reported by NASDAQ Trading and Market Services. On March 15, 2005, the closing bid price for the Company’s Common Stock was $0.04. Information set forth in the table below represents inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

2004	High	Low
First Quarter	$0.18	$0.13
Second Quarter	0.22	0.06
Third Quarter	0.10	0.07
Fourth Quarter	0.10	0.05

2003	High	Low
First Quarter	$0.13	$0.3
Second Quarter	0.15	0.06
Third Quarter	0.31	0.08
Fourth Quarter	0.31	0.11

(b)	Holders. As of March 15, 2005, there were approximately 1,500 holders of record of the Company’s Common Stock.

(c)	Dividends. Holders of Common Stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefor. The Company has not paid any cash dividends on its Common Stock and, for the foreseeable future, intends to retain future earnings, if any, to finance the operations, development and expansion of its business. Future dividend policy is subject to the discretion of the Board of Directors.

SERIES A PREFERRED STOCK

The Certificate of Designation for the Company’s Series A Preferred Stock provides that at any time after December 1, 1999 any holder of Series A Preferred Stock may require the Company to redeem his shares of Series A Preferred Stock (if there are funds with which the Company may legally do so) at a price of $1.00 per share. Notwithstanding the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. The holders of Series A Preferred Stock may convert their Series A Preferred Stock into shares of Common Stock of the Company at a price of $5.20 per share.

On January 29, 2002 notice was given that, pursuant to the Company’s Restated Certificate of Incorporation, as amended, the Company has called for redemption and will redeem (the “Redemption”) on the date of the closing of the StrandTek Transaction (the “Redemption Date”), all shares of the Company’s Series A Convertible Preferred Stock outstanding on that date at a redemption price of $1.05, plus accrued and unpaid dividends from July 1, 1995 through and including the Redemption Date of approximately $0.47 per share. The Redemption, among other financial, legal and business conditions, was a condition precedent to the closing of the StrandTek Transaction. Similarly, completion of the Redemption was subject to closing the StrandTek Transaction. Upon termination of the StrandTek Transaction, the Company rescinded the Notice of Redemption.

At December 31, 2004, 681,174 shares of Series A Preferred Stock were outstanding. If the preferred shareholders do not convert their shares into Common Stock, and if the Company were required to redeem any significant number of shares of Series A Preferred Stock, the Company’s financial condition may be materially affected.

RECENT SALES OF UNREGISTERED SECURITIES

In September 2002, the Company sold to accredited investors, pursuant to Regulation D, five 60-day promissory notes in the principal sum of $25,000 each, resulting in net proceeds to the Company of $117,500, net of offering costs. The notes bear interest at 15% per annum payable at maturity. The terms of the notes include a default penalty pursuant to which if the notes are not paid on the due date, the holder shall have the option to purchase 25,000 shares of the Company’s Common Stock for an aggregate purchase price of $125. If the non payment continues for 30 days, then on the 30th day, and at the end of each successive 30-day period until the note is paid in full, the holder has the option to purchase an additional 25,000 shares of the Company’s Common Stock for an aggregate purchase price of $125. As of December 31, 2003 a total of 1,000,000 of such shares resulting in net proceeds to the Company of $5,000 were exercised because the notes remained unpaid. As of December 31, 2004, options to purchase an additional 1,875,000 shares of Common Stock at an aggregate purchase price of $9,375 were exercised pursuant to the default penalty. As of December 31, 2004 all but two of these notes and related interest has been repaid and there are no additional options to purchase Common Stock outstanding. Two of the notes, totaling $50,000 was sold to an unrelated third party who agreed to cancel the two notes and replace them with a new note with does not contain the default penalty. This new note included a previous note of $25,000 and on October 1, 2004 a new promissory note in the amount $75,000 bearing interest at 8% per annum was executed. This note, plus accrued interest, is due June 30, 2005.

In February 2003, the Company sold to accredited investors, pursuant to Regulation D, a series of 30-day promissory notes in the aggregate principal sum of $50,000. The notes bear interest at 20% per annum payable at maturity. In November 2003, the Company repaid all $50,000 of such promissory notes together with all accrued interest of $6,854.

On March 17, 2003, the Company commenced a private placement offering, pursuant to Regulation D, to raise up to $250,000 in 6-month promissory notes in increments of $5,000 bearing interest at 15% per annum. Only selected investors which qualify as “accredited investors” as defined in Rule 501(a) under the Securities Act of 1933, as amended, were eligible to purchase these promissory notes. The Company raised the full $250,000 through the sale of such promissory notes, resulting in net proceeds to the Company of $225,000, net of offering costs. The notes contain a default provision which raises the interest rate to 20% if the notes are not paid when due. The Company issued $250,000 of these notes and as of December 31, 2004, $170,000 of the principle amount of these notes remain unpaid. The due date of these notes has been extended to April 1, 2005 and bears interest at 20%. All interest payments have been made and are current.

On September 22, 2003, the Company commenced an equity private placement pursuant to Regulation D to raise up to $4,000,000 through the sale of up to 40,000,000 shares of its Common Stock in increments of $5,000 or 50,000 shares. Such shares were not registered and will be subject to restrictions on resale. Only selected investors which qualify as “accredited investors” as defined in Rule 501(a) under the Securities Act of 1933, as amended, were eligible to purchase these shares. The placement closed on December 31, 2003 upon the sale of 2,825,000 shares, resulting in proceeds to the Company of $214,781, net of offering costs of $67,719. The investment banker, Robert M. Cohen & Company, has been fully paid for its efforts.

The Company amended its equity private placement (see Note 7 to the Audited Financial Statements) pursuant to Regulation D to raise up to $4,000,000 through the sale of up to 40,000,000 shares of Common Stock in increments of $5,000 or 50,000 shares. Such shares were not registered and will be subject to restrictions on resale. Only selected investors which qualify as “accredited investors” as defined in Rule 501(a) under the Securities Act of 1933, as amended, are eligible to purchase these shares. The amended private placement closed on July 31, 2004. As of July 31, 2004, 12,132,913 shares of common stock have been sold with net proceeds to the Company of $1,105,000.

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

In August 2004, the Company sold a six month 20% $100,000 convertible note. This note at maturity will be converted into shares of the Company’s Common Stock at 85% of the average price as quoted on the NASD Over-the-Counter Bulletin Board for the five days prior to the maturity date of the note. In March 2005, this note was converted into 1,960,784 shares of common stock. All interest payments were made on the note.

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

ITEM 6. SELECTED FINANCIAL DATA

The selected statements of operations and balance sheet data set forth below are derived from audited financial statements of the Company. The information set forth below should be read in conjunction with the Company’s audited financial statements and notes thereto. See Item 8 “Financial Statements and Supplementary Data” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation”. On February 4, 1999 the Company changed its fiscal year-end from March 31 each year to December 31 each year. The selected financial data set out below has not been retroactively restated to reflect such change in fiscal year-end date and accordingly is presented as historically reported in the financial statements of the Company. The requirement to provide geographical information for the operations of the Company is not practical.

Statement of Operations:	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
($’000 except net loss per share which is	December 31,	December 31,	December 31,	December 31,	December 31,
stated in $)	2004	2003	2002	2001	2000
Earned revenues	$49	$65	$81	$107	$27

Direct costs	34	44	60	70	33

Gross profit	15	21	21	37	(6)

Operating (loss)	(1,474)	(894)	(1,149)	(1,606)	(2,516)

Loss before discontinued operations and preferred dividends	(1,748)	(1,044)	(1,160)	(1,792)	(2,296)

Net loss attributable to common stockholders	(1,748)	(1,068)	(1,208)	(2,081)	(2,075)

Basic and diluted earnings per share:

Loss from continuing operations	(.05)	(0.05)	(0.05)	(0.08)	(0.16)
Income (loss) from discontinued operations	—	—	—	(0.01)	(0.02)

Net loss attributable to common shareholders	(.05)	(0.05)	(0.05)	(0.09)	(0.14)

Weighted average number of shares outstanding	32,541,845	23,509,343	22,344,769	22,284,417	14,902,184

	As of	As of	As of	As of	As of
Balance Sheet Data:	December 31,	December 31,	December 31,	December 31,	December 31,
$’000	2004	2003	2002	2001	2000
Working Capital (Deficiency)	$(1,239)	$(794)	$(82)	$1,085	$2,079

Total Assets	99	312	1,183	1,836	3,757

Current Liabilities	1,288	1,023	1,141	489	458

Long Term Debt	—	—	9	32	53

(Accumulated Deficit)	(12,510)	(10,762)	(9,694)	(8,486)	(6,406)

Total Stockholders’ (Deficit)/ Equity	(1,932)	(1,503)	(824)	373	2,450

Add long term liab.

Selected Quarterly Financial Data

$'000	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
(except net loss per share	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
which is stated in $)	12/31/04	9/30/04	6/30/04	3/31/04	12/31/03	9/30/03	6/30/03	3/31/03	12/31/02	9/30/02	6/30/02	3/31/02
Earned Revenues	$12	$3	$7	$27	$15	$15	$17	$18	$19	$20	$18	$24
Direct Costs	8	2	5	19	8	11	12	13	13	14	14	19
Gross profit	4	1	2	8	7	4	5	5	5	6	5	5
Operating Loss	(263)	(417)	(413)	(381)	(369)	(197)	(205)	(123)	(357)	(225)	(201)	(366)
Net Loss Attributable to Common Stockholders	(300)	(500)	(492)	(456)	(437)	(216)	(260)	(155)	(389)	(231) *	(246)	(342)
Net loss per share	(.00)	(.01)	(.02)	(.02)	(0.02)	(0.01)	(0.01)	(0.01)	—	(0.01)	(0.01)	(0.02)

*	Includes impairment charges of $54,732 in fiscal 2002.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

NEW BUSINESS OPPORTUNITIES

Management had been exploring new business opportunities for the Company and on February 6, 2003, the Company appointed Mark Weinreb as a member of the Board of Directors and as its President and Chief Executive Officer. Mr. Weinreb was appointed to finalize and execute the Company’s new business plan. The Company now provides capital and guidance to companies, in multiple sectors of the healthcare and life science industries, in return for a percentage of revenues, royalty fees, licensing fees and other product sales of the target companies. The Company continues to recruit management, business development and technical personnel, and develop its business model. Accordingly, it will be necessary for the Company to raise new capital. There can be no assurance that any such business plan developed by the Company will be successful, that the Company will be able to acquire such new business or rights or raise new capital, or that the terms of any transaction will be favorable to the Company.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition: Stamford’s reinsurance premiums are recognized on a pro rata basis over the policy term. The deferred policy acquisition costs are the net cost of acquiring new and renewal insurance contracts. These costs are charged to expense in proportion to net premium revenue recognized. The provisions for losses and loss-adjustment expenses include an amount determined from loss reports on individual cases and an amount based on past experience for losses incurred but not reported. Such liabilities are necessarily based on estimates, and while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings currently.

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

RESULTS OF CONTINUING OPERATIONS

The Company’s “Critical Accounting Policies” are described in Note 2 to the audited financial statements and notes thereto, included in Item 8 of this report. The Company recognizes revenue from its warranty service contracts ratably over the length of the contracts executed. Additionally, the Company purchased insurance to fully cover any losses under the service contracts from a domestic carrier. The insurance premium expense and other costs related to the sale are amortized ratably over the life of the contracts.

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

General and administrative expenses totaled $764,000 during the year ended December 31, 2004 as compared to $685,000 for fiscal 2003, an increase of $79,000 or 11.5%. The increase was primarily attributable to increases in salaries and related expenses ($189,000), directors and officer’s liability insurance ($31,000), rent ($12,000) and investor relations ($29,000) partially offset by decreases in legal ($59,000), consultants ($63,000), director’s fees ($13,000) travel and entertainment ($17,000), stockholder’s meetings ($12,000), transfer agent fees ($5,000) and miscellaneous items ($13,000).

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

The Company realized a loss from the unsecured, un-guaranteed note receivable from StrandTek of $150,000 in fiscal 2003. Through March 1, 2004, the Company made payments to PSI of $240,000. The Company’s minimum commitment to PSI pursuant to the royalty agreement with PSI is $1,000,000.

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

At December 31, 2004, the Company had a cash balance of $27,868, deficit working capital of $1,238,949 and a stockholders’ deficit of $1,931,787. In addition, the Company sustained losses of $1,748,372, $1,044,145 and $1,159,838 for the three fiscal years ended December 31, 2004, 2003 and 2002, respectively. The Company’s lack of liquidity combined with its history of losses raises substantial doubt as to the ability of the Company to continue as a going concern.

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

The following table reflects a summary of the Company’s contractual cash obligations as of December 31, 2004:

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Notes payable	$475,000	$475,000	$0	$0	$0
Operating leases	24,900	19,875	5,025	0	0
Employment agreements	668,340	374,950	293,390	0	0

Series A mandatorily redeemable convertible preferred stock	572,208	47,684	143,052	143,052	238,420
Purchase obligations	194,676	194,676	0	0	0

Total	$1,925,124	$1,064,501	$298,415	$0	$0

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on the Company’s Form 8-K filed January 8, 2004, as amended on February 3, 2004, on January 6, 2004, upon recommendation and approval of the Company’s and Board of Directors, the Company dismissed Travis, Wolff & Company, LLP (“Travis Wolff”) and engaged Holtz Rubenstein Reminick LLP (“Holtz”) as the Company’s independent auditors for the fiscal year ended December 31, 2003.

Travis Wolff’s audit report on the Company’s financial statements for the year ended December 31, 2002 contained a qualified opinion as to the uncertainty of the Company’s ability to continue as a going concern. No modifications were made to the financial statements as a result of this uncertainty.

During the years ended December 31, 2002 and 2001 and through January 6, 2004, there were no disagreements with Travis Wolff on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which if not resolved to Travis Wolff’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During the years ended December 31, 2002 and 2001 and through January 6, 2004, the Company did not consult Holtz with respect to the application of accounting principles as to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM. 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the Company’s most recently completed fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Mark Weinreb
President, Chief Executive Officer and Director

Mr. Weinreb joined the Company on February 6, 2003 as a Director, Chief Executive Officer and President. In 1976, Mr. Weinreb joined Bio Health Laboratories, Inc., a state-of-the-art medical diagnostic laboratory providing clinical testing services for physicians, hospitals, and other medical laboratories. He progressed to become the laboratory administrator in 1978 and then an owner and the laboratory’s Chief Operating Officer in 1982. Here he oversaw all technical and business facets, including finance, laboratory science technology and all the additional support departments. He left Bio Health Labs in 1989 when he sold the business to a biotechnology company listed on the New York Stock Exchange. In 1992, Mr. Weinreb founded Big City Bagels, Inc., a national chain of franchised upscale bagel bakeries and became Chairman and Chief Executive Officer of such entity. The company went public in 1995 and in 1999 he redirected the company and completed a merger with an Internet service provider. In 2000, Mr. Weinreb became the Chief Executive Officer of Jestertek, Inc., a 12-year old software development company pioneering gesture recognition and control using advanced inter-active proprietary video technology. In 2002, he left Jestertek after arranging additional financing. Mr. Weinreb received a Bachelor of Arts degree in 1975 from Northwestern University and a Master of Science degree in 1982 in Medical Biology, from C.W. Post, Long Island University.

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

Wayne Marasco, M.D., Ph.D.
Director

Dr. Marasco joined the Board of Directors of the Company in June 2003. In August 2004 was the appointed the Company’s Senior Scientific Advisor. Dr. Marasco is an Associate Professor in the Department of Cancer Immunology & AIDS at the Dana-Farber Cancer Institute and Associate Professor of Medicine in the Department of Medicine, Harvard Medical School. Dr. Marasco is a licensed physician- scientist with training in Internal Medicine and specialty training in infectious diseases. His clinical practice sub-specialty is in the treatment of immunocompromised (cancer, bone marrow and solid organ transplants) patients.

Dr. Marasco’s research laboratory is primarily focused on the areas of antibody engineering and gene therapy. New immuno- and genetic- therapies for HIV-1 infection / AIDS, HTLV-1, the etiologic agent in Adult T-cell Leukemia, and other emerging infectious diseases such as SARS and Avian Influenza are being studied. Dr. Marasco’s laboratory is recognized internationally for its pioneering development of intracellular antibodies (sFv) or “intrabodies” as a new class of molecules for research and gene therapy applications. He is the author of more than 70 peer reviewed research publications, numerous chapters, books and monographs and has been an invited speaker at many national and international conferences in the areas of antibody engineering, gene therapy and AIDS. Dr. Marasco is also the Scientific Director of the National Foundation for Cancer Research Center for Therapeutic Antibody Engineering (the “Center”). The Center is located at the Dana-Faber Cancer Institute and will work with investigators globally to develop new human monoclonal antibody drugs for the treatment of human cancers.

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

Joseph Zuckerman, M.D.
Director

Joseph D. Zuckerman joined the Board of Directors of the Company in January 2004. Since 1997, Dr. Zuckerman has been Chairman of the NYU-Hospital for Joint Diseases Department of Orthopedic Surgery and the Walter A. L. Thompson Professor of Orthopedic Surgery at the New York University School of Medicine. He is responsible for one of the largest departments of orthopedic surgery in the country, providing orthopedic care at five different hospitals including Tisch Hospital, the Hospital for Joint Diseases, Bellevue Hospital Center, the Manhattan Veteran’s Administration Medical Center and Jamaica Hospital. He is also the Director of the Orthopedic Surgery Residency Program, which trains more than 60 residents in a five year program.

Dr. Zuckerman holds leadership positions in national organizations and is President of the American Shoulder and Elbow Surgeons and Chair of the Council on Education for the American Academy of Orthopedic Surgeons. He recently developed and successfully implemented a sponsorship program between the hospital and the New York Mets. His clinical practice is focused on shoulder surgery and hip and knee replacement and he is the author or editor of ten textbooks, 60 chapters and more than 200 articles in the orthopedic and scientific literature.

Michael Lax
Director

Michael Lax joined the Board of Directors of the Company in March 2004 and graduated from the University of Rochester with degrees in Chemical and Mechanical Engineering. Upon his graduation in 1975, Mr. Lax went to work for Kodak as a Process and Product Development Engineer. Since 1988, Mr. Lax has been the President and Chief Executive Officer of Autronic Plastics, Inc. and its subsidiaries, a plastic manufacturing concern specializing in plastic product design, mold construction and manufacturing of industrial and precision components such as medical devices, office products, life safety products and entertainment packaging. Autronic Plastics, Inc.’s clients include Pfizer, Borders Books & Music, Blockbuster, Circuit City, Nintendo, and Cooper Lighting Company. Mr. Lax’s 28 years of experience at Autronic Plastics, Inc. have centered on creative ideation, concept development and managing executions to ensure that the integrity of the initial designs come alive. Taking the company in a new direction, Mr. Lax founded Clear-Vu Products in 1990 to further specialize in the entertainment-packaging sector.

Mr. Lax has been awarded numerous patents for packaging designs, solid state illumination, and life safety products. In addition, his work and collaborations have received numerous design awards including a Gold Industrial Design Excellence Award from the Industrial Designers Society of America.

COMMITTEES OF THE BOARD OF DIRECTORS

Composition of the Board of Directors. Because of the Company’s recent reorganization and implementation of its new business plan, and its ongoing efforts to engage qualified board members under its new business plan, the Company does not have a separately designated audit committee or compensation committee at this time. Accordingly, the Company’s Board of Directors also has determined that the Company does not have an audit committee financial expert. The Company continues to seek new board members in order to implement its reorganization and new business plan, and appoint a separately designated audit committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. These persons are required by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on the Company’s review of these reports and written representations furnished to the Company, the Company believes that in 2004 each of the reporting persons complied with these filing requirements, except that two Forms 4 for Joseph Zuckerman relating to option grants were filed late and one Form 4 for Michael Lax, a former director, relating to an option grant was not filed (but the information was disclosed on a Form 3). These late filings were inadvertent and required filings were made promptly after noting the failures to file.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions). A copy of such Code of Ethics has been filed as Exhibit 14.1 to Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid during the three years ended December 31, 2004 to the Company’s Chief Executive Officer. No other executive officer of the Company earned in excess of $100,000 for services rendered during fiscal 2004.

Summary Compensation Table

			Annual	Long-Term
			Compensation	Compensation
				Securities
Name and Principal				Underlying	All Other
Position	Notes	Year	Salary	Options/SAR’s	Compensation
Mark Weinreb Chief Executive Officer		2004	$223,192	50,000	$12,000
Chief Executive Officer	(1)	2003	$157,154	2,500,000	$12,000
(Appointed February 6, 2003)

Notes:

     (1) All other compensation comprises monthly automobile allowances.

OPTION GRANTS

The following table provides certain information with respect to options granted to the Company’s chief executive officer during the fiscal years ended December 31, 2004:

Option Grants in Last Fiscal Year

		Percent of				Potential Realizable Value
		Total				at Assumed Annual Rates of
	Number of	Options		Market		Stock Price Appreciation
	Securities	Granted to		Price on		for Option Term(1)
	Underlying	Employees	Exercise	Date of
	Options	In	Price	Grant	Expiration
Name	Granted(2)	Fiscal Year	per Share ($)	($)	Date	5%	10%
Mark Weinreb	50,000	6%	$0.10	$0.10	9/14/14	$8,552	$13,617

(1)	The Securities and Exchange Commission (the “SEC”) requires disclosure of the potential realizable value or present value of each grant. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the SEC and do not represent the Company’s estimate or projection of the Company’s future Common Stock prices. The disclosure assumes the options will be held for the full ten-year term prior to exercise. Such options may be exercised prior to the end of such ten-year term. The actual value, if any, an executive officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There can be no assurance that the stock price will appreciate at the rates shown in the table.

(2)	These options vested immediately.

OPTION EXERCISES AND HOLDINGS

The following table provides information concerning options exercised during 2004 and the value of unexercised options held by each of the executive officers named in the Summary Compensation Table at December 31, 2004.

Option Values at December 31, 2004

Number of
	Shares		Securities Underlying
	Acquired		Unexercised Options		Value of
	On		at December 31, 2004		In-the-Money Options at
	Exercise	Value	(# of shares)		December 31, 2004 ($)(1)
Name	(# shares)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Mark Weinreb	—	—	2,500,000	—	$75,000	—
	—	—	50,000	—	—	—

(1)	Based on $0.06 per share, the closing price of the Company’s Common Stock, as reported by the OTC Bulletin Board, on December 30, 2004.

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

In addition, the Company, pursuant to its newly adopted 2003 Equity Participation Plan, entered into a Stock Option Agreement with Mr. Weinreb (the “Initial Option Agreement”). Under the Initial Option Agreement, the Company granted Mr. Weinreb the right and option, exercisable for 10 years, to purchase up to 2,500,000 shares of the Company’s Common Stock at an exercise price of $0.03 per share and otherwise upon the terms set forth in the Initial Option Agreement. In addition, in the event that the closing price of the Company’s Common Stock equals or exceeds $0.50 per share for any five consecutive trading days during the term of the employment agreement (whether during the initial term or an annual extension), the Company has agreed to grant to Mr. Weinreb, on the day immediately following the end of the five day period, an option for the purchase of an additional 2,500,000 shares of the Company’s Common Stock for an exercise price of $0.50 per share, pursuant to the 2003 Equity Participation Plan and a Stock Option Agreement to be entered into between the Company and Mr. Weinreb containing substantially the same terms as the Initial Option Agreement, except for the exercise price and that the option would be treated as an “incentive stock option” for tax purposes only to the maximum extent permitted by law (the “Additional Option Agreement”). The Company has agreed to promptly file with the Securities and Exchange Commission a Registration Statement on Form S-8 (the “Registration Statement”) pursuant to which the issuance of the shares covered by the 2003 Equity Participation Plan, as well as the resale of the Common Stock issuable upon exercise of the Initial Option Agreement, are registered. Additionally, the Company has agreed, following any grant under the Additional Option Agreement, to promptly file a post-effective amendment to the Registration Statement pursuant to which the Common Stock issuable upon exercise thereof shall be registered for resale. Mr. Weinreb has agreed that he will not resell publicly any shares of the Company’s Common Stock obtained upon exercise of any Initial Agreement or the Additional Option Agreement prior to the first anniversary of the date of the employment agreement.

In connection with the hiring of Mr. Weinreb and in anticipation of its new business line, on July 24, 2003, the Company held a meeting of stockholders to elect two directors, to approve and ratify the Company’s 2003 Equity Participation Plan pursuant to which 15,000,000 shares of the Company’s Common Stock are authorized to be issued, approve an amendment to the Company’s Certificate of Incorporation to increase the authorized number of shares of Common Stock to 250,000,000, and approve a change of the Company’s name to “Phase III Medical, Inc.”

On August 12, 2004 (“Commencement Date”) the Company and Dr. Wayne A. Marasco, a Company Director, entered into a Letter Agreement appointing Dr. Marasco as the Company’s Senior Scientific Advisor. Dr. Marasco will be responsible for assisting the Company in reviewing and evaluating business, scientific and medical opportunities, and for other discussions and meetings that may arise during the normal course of the Company conducting business. For his services, during a three year period (“Term”), Dr. Marasco shall be entitled to annual cash compensation of $84,000 with increases each year of the Term and an additional cash compensation based on a percentage of collected revenues derived from the Company’s royalty or revenue sharing agreements. Although the annual cash compensation and additional cash compensation stated above shall begin to accrue as of the Commencement Date, Dr. Marasco will not be entitled to receive any such amounts until the Company raises $1,500,000 in additional equity financing after the Commencement Date. In addition, Dr. Marasco was granted an option, fully vested, to purchase 675,000 shares of the Company’s common stock at an exercise price of $.10 cents per share. The shares will be subject to a one year lockup as of the date of grant. The exercise period will be ten years, and the grant will otherwise be in accordance with the Company’s 2003 Equity Participation Plan and Non-Qualified Stock Option Grant Agreement.

On September 13, 2004, (“Commencement Date”) the Company entered into a letter agreement (the “Letter Agreement”) with Mr. Robert Aholt Jr. pursuant to which the Company appointed Mr. Aholt as its Chief Operating Officer. Subject to the terms and conditions of the Letter Agreement, the term of Mr. Aholt’s employment in such capacity will be for a period of three (3) years from the Commencement Date (the “Term”).

In consideration for Mr. Aholt’s services under the Letter Agreement, Mr. Aholt will be entitled to receive a monthly salary of $4,000 during the first year of the Term, $5,000 during the second year of the Term, and $6,000 during the third year of the Term. In further consideration for Mr. Aholt’s services under the Letter Agreement, on January 1, 2005 and on the first day of each calendar quarter thereafter during the Term, Mr. Aholt will be entitled to receive shares of Common Stock with a “Dollar Value” of $26,750, $27,625 and $28,888, respectively, during the first, second and third years of the Term. The per share price (the “Price”) of each share granted to determine the Dollar Value will be the average closing price of one share of Common Stock on the Bulletin Board (or other similar exchange or association on which the Common Stock is then listed or quoted) for the five (5) consecutive trading days immediately preceding the date of grant of such shares; provided, however, that if the Common Stock is not then listed or quoted on an exchange or association, the Price will be the fair market value of one share of Common Stock as of the date of grant as determined in good faith by the Board of Directors of the Company. The number of shares of Common Stock for each quarterly grant will be equal to the quotient of the Dollar Value divided by the Price. The shares granted will be subject to a one year lockup as of the date of each grant.

In the event Mr. Aholt’s employment is terminated prior to the end of the Term for any reason, earned but unpaid cash compensation and unreimbursed expenses due as of the date of such termination will be payable in full. In addition, in the event Mr. Aholt’s employment is terminated prior to the end of the Term for any reason other than by the Company with cause, Mr. Aholt or his executor of his last will or the duly authorized administrator of his estate, as applicable, will be entitled (i) to receive severance payments equal to one year’s salary, paid at the same level and timing of salary as Mr. Aholt is then receiving and (ii) to receive, during the one (1) year period following the date of such termination, the stock grants that Mr. Aholt would have been entitled to receive had his employment not been terminated prior to the end of the Term; provided, however, that in the event such termination is by the Company without cause or is upon Mr. Aholt’s resignation for good reason, such severance payment and grant shall be subject to Mr. Aholt’s execution and delivery to the Company of a release of all claims against the Company.

DIRECTOR COMPENSATION

All current independent directors have individually received options to purchase 300,000 shares of the Company’s Common Stock pursuant to the Company’s 2003 Equity Participation Plan at prices ranging from $0.05 to $0.15. In addition to these options, all independent directors are reimbursed for out of pocket travel expenses and will receive an annual option grant to purchase 50,000 shares of the Company’s Common Stock on the date of the Company’s annual stockholder’s meeting; provided; however, that no director may receive more than one grant of these options in any calendar year. Upon achieving certain target increases in stock price for a defined period of time during an existing independent directors tenure, the Company has agreed to grant each director an additional option to purchase 100,000 shares of the Company’s Common Stock substantially upon the same terms of the options to purchase 300,000 shares of the Company’s Common Stock previously granted, except for the exercise price of such options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as to the number of shares of the Company’s Common Stock beneficially owned, as of March 15, 2005, by (i) each beneficial owner of more than five percent of the outstanding Common Stock, (ii) each current named executive officer and director and (iii) all current executive officers and directors of the Company as a group. All shares are owned both beneficially and of record unless otherwise indicated. Unless otherwise indicated, the address of each beneficial owner is c/o Phase III Medical, Inc., 330 South Service Road, Suite 120, Melville, New York 11747.

Number and Percentage of Shares of Common Stock Owned

				Percentage
				of Common Stock
			# of Shares	Beneficially Owned
Name and Address of Beneficial Owner	Notes		Beneficially Owned	(See Note 1)
Joel San Antonio 56 North Stanwich Road Greenwich, CT 06831			3,752,500	8.7%

Mark Weinreb	(2	)(6)	2,590,000	5.7%

Wayne Marasco	(3	)(6)	1,525,000	3.5%

Michael Lax	(4	)(6)	300,000	.7%

Joseph Zuckerman, M.D.	(5	)(6)	600,000	1.4%

Robert Aholt, Jr.	(6)		9,721,376	22.6%

All current directors and officers as a group (five persons)	(2	)(3)(4)(5)	14,736,376	31.2%

Notes:

(1)	Based on 43,065,336 shares of Common Stock outstanding on March 15, 2005.

(2)	Includes 2,550,000 currently exercisable options to purchase Common Stock.

(3)	Includes 1,025,000 currently exercisable options to purchase Common Stock.

(4)	Includes 300,000 currently exercisable options to purchase Common Stock.

(5)	Includes 350,000 currently exercisable options to purchase Common Stock.

(6)	Address is 330 South Service Road, Suite 120, Melville, NY 11747.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under the Company’s 2003 Equity Participation Plan as of December 31, 2004. This plan was the Company’s only equity compensation plan in existence as of December 31, 2004.

(c)
Number of
Securities
	(a)		Remaining Available
	Number of		For Future Issuance
	Securities to be	(b)	Under Equity
	Issued Upon	Weighted-Average	Compensation Plan
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected In
Plan Category	and Rights	and Rights	Column (a))
Equity Compensation Plans Approved by Shareholders	6,675,000	$0.08	8,325,000

Equity Compensation Plans Not Approved by Shareholders	0	0	0

TOTAL	6,675,000	$0.08	8,325,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 13, 2004, the Company and the Robert Aholt, Jr. Family Trust dated 2/17/97 (the “Trust”), the trustee of which is Robert Aholt, Jr., the Company’s Chief Operating Officer, entered into a subscription agreement (the “Subscription Agreement”), pursuant to which the Company sold to the trust 7,282,913 shares of common stock of the Company in exchange for $650,000. Pursuant to the Subscription Agreement, the Company and Mr. Aholt agreed that upon maturity of a promissory note made by the Company in favor of Mr. Aholt on or about August 30, 2004 (the “Note”), the Company would repay the note in shares of common stock, at a per share conversion price equal to 85% of the average of the closing price of one share of common stock on the National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board (the “Bulletin Board”) for the five (5) days immediately preceding the maturity date of the note, or, if the common stock is not then traded on the Bulletin Board, at 85% of fair market value as determined by the Board. The note, which was made in the principal amount of $100,000, bore interest at a rate of 20% per annum and matured on February 28, 2005. On February 20, 2005, Mr. Aholt converted the principal amount of the note and all accrued interest into 1,960,784 shares of common stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

All audit and audit-related work and all non-audit work performed by the Company’s independent accountants is approved in advance by the Board of Directors of the Company, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered.

Audit Fees. Audit fees billed or expected to be billed to the Company by the Company’s principal accountant for the audit of the financial statements included in the Company’s Annual Reports on Form 10-K, and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, for the years ended December 31, 2004 and 2003 totaled approximately $25,000 and $48,185, respectively.

Audit-Related Fees. The Company was billed $0 and $0 by the Company’s principal accountant for the fiscal years ended December 31, 2004 and 2003, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the caption Audit Fees above.

Tax Fees. The Company was billed or expected to be billed an aggregate of $7,350 and $5,072 by the Company’s principal accountant for the fiscal years ended December 31, 2004 and 2003, respectively, for tax services, principally advice regarding the preparation of income tax returns.

All Other Fees. The Company incurred fees for the fiscal years ended December 31, 2004 and 2003, respectively, for permitted non-audit services of $0 and $3,230, respectively.

The Company’s Board of Directors pre-approved the Company’s engagement of Holtz Rubenstein Reminick LLP to act as the Company’s independent auditor for the fiscal year ended December 31, 2004 and 2003. The Company’s Board of Directors pre-approved Travis Wolff & Company, L.L.P. to act as the Company’s independent auditor for the fiscal years ended December 31, 2002. The Company’s independent auditors performed all work only with its full time permanent employees.

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

(a)(3) Exhibits:

3	(a)	Certificate of Incorporation filed September 18, 1980 (1)	3
	(b)	Amendment to Certificate of Incorporation filed September 29, 1980 (1)	3
	(c)	Amendment to Certificate of Incorporation filed July 28, 1983 (2)	3	(b)
	(d)	Amendment to Certificate of Incorporation filed February 10, 1984 (2)	3	(d)
	(e)	Amendment to Certificate of Incorporation filed March 31, 1986 (3)	3	(e)
	(f)	Amendment to Certificate of Incorporation filed March 23, 1987 (4)	3	(g)
	(g)	Amendment to Certificate of Incorporation filed June 12, 1990 (5)	3.8
	(h)	Amendment to Certificate of Incorporation filed September 27, 1991 (6)	3.9
	(i)	Certificate of Designation filed November 12, 1994 (7)	3.8
	(j)	Amendment to Certificate of Incorporation filed September 28, 1995 (9)	3	(j)
	(k)	Certificate of Designation for the Series B Preferred Stock dated May 18, 1998 (10)	C3	(f)
	(l)	Amendment to Certificate of Incorporation dated May 18, 1998 (10)	A
	(m)	Amendment to Certificate of Incorporation filed July 24, 2003 (15)	3.1
	(n)	By-laws of the Corporation, as amended on April 25, 1991 (6)
4	(a)	Form of Underwriter’s Warrant (6)	4.9.1
	(b)	Form of Promissory Note — 1996 Offering (9)	4	(b)
	(c)	Form of Promissory Note — 1997 Offering (9)	4	(c)
	(d)	Form of Common Stock Purchase Warrant — 1996 Offering (9)	4	(d)
	(e)	Form of Common Stock Purchase Warrant — 1997 Offering (9)	4	(e)
	(f)	Form of Promissory Note — September 2002 Offering (13)	4.1
	(g)	Form of Promissory Note — February 2003 Offering (13)	4.2
	(h)	Form of Promissory Note — March 2003 Offering (13)	4.3
10	(a)	1992 Stock Option Plan (8)	B
	(b)	Stock Purchase Agreement, dated as of March 4, 1998, between the Company and the Initial Purchasers named therein (10)	B
	(c)	1998 Employee Stock Option Plan (10)	D
	(d)	Stock Contribution Exchange Agreement with StrandTek International, Inc. dated January 7, 2002, as amended on February 11, 2002 (11)	10	(o)
	(e)	Supplemental Disclosure Agreement to Stock Contribution Exchange Agreement with StrandTek International, Inc. dated January 7, 2002 (11)	10	(p)

	(f)	Employment Agreement dated as of February 6, 2003 by and between Corniche Group Incorporated and Mark Weinreb (12)	99.2
	(g)	Stock Option Agreement dated as of February 6, 2003 between Corniche Group Incorporated and Mark Weinreb (12)	99.3
	(h)	Corniche Group Incorporated 2003 Equity Participation Plan (12)	99.4
	(i)	Royalty Agreement, dated as of December 5, 2003, by and between Parallel Solutions, Inc. and Phase III Medical, Inc. (13)(14)	10.1
	(j)	Form of Stock Option Agreement (13)	10.2
	(k)	Employment Agreement dated as of September 13, 2004 between Phase III Medical, Inc. and Robert Aholt, Jr. (16)	10.3
	(l)	Stock Purchase Agreement, dated as of September 13, 2004, between Phase III Medical, Inc. and the Aholt, Jr. Family Trust (16)	10.4
	(m)	Form of Promissory Note – Robert Aholt, Jr. dated August 30, 2004 (16)	10.5
	(n)	Letter Agreement dated as of August 12, 2004 by and between Phase III Medical, Inc. and Dr. Wayne A. Marasco (16)	10.6
	(o)	Board of Directors Agreement by and between Phase III Medical, Inc. and Michael Lax (16)	10.7
	(p)	Board of Directors Agreement by and between Phase III Medical, Inc. and Joseph Zuckerman (16)	10.8
14	(a)	Code of Ethics for Senior Financial Officers (13)	14.1
23	(a)	Consent of Holtz Rubenstein Reminick LLP (16)	23.1
31	(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (16)	31.1
32	(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (16)	32.1

Notes:

(1)	Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company’s registration statement on Form S-18, File No. 2-69627, which exhibit is incorporated here by reference.

(2)	Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company’s registration statement on Form S-2, File No. 2-88712, which exhibit is incorporated here by reference.

(3)	Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company’s registration statement on Form S-2, File No. 33-4458, which exhibit is incorporated here by reference.

(4)	Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company’s annual report on Form 10-K for the year ended September 30, 1987, which exhibit is incorporated here by reference.

(5)	Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company’s registration statement on Form S-3, File No. 33-42154, which exhibit is incorporated here by reference.

(6)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s registration statement on Form S-1, File No. 33-42154, which exhibit is incorporated here by reference.

(7)	Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company’s annual report on Form 10-K for the year ended September 30, 1994, which exhibit is incorporated here by reference.

(8)	Filed with the Securities and Exchange Commission as an exhibit, as indicated above, to the Company’s proxy statement dated March 30, 1992, which exhibit is incorporated here by reference.

(9)	Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company’s annual report on Form 10-K for the year ended March 31, 1996, which exhibit is incorporated here by reference.

(10)	Filed with the Securities and Exchange Commission as an exhibit, as indicated above, to the Company’s Proxy Statement dated April 23, 1998, which exhibit is incorporated here by reference.

(11)	Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company’s annual report on Form 10-K for the year ended December 31, 2001, which exhibit is incorporated here by reference.

(12)	Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of the Company on Form 8-K, dated February 6, 2003, which exhibit is incorporated here by reference.

(13)	Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of the Company on Form 10-K, dated December 31, 2003, which exhibit is incorporated here by reference.

(14)	Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions of this exhibit have been filed separately with the Securities and Exchange Commission on a confidential basis.

(15)	Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of the Company on Form 8-K, dated July 24, 2003, which exhibit is incorporated here by reference.

(16)	Filed herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Phase III Medical, Inc.
By:	/s/ Mark Weinreb
Mark Weinreb, President

Dated: June 16, 2005

Phase III Medical, Inc.

Table of Contents

Page
Report of Independent Registered Public Accounting Firm - Travis, Wolff & Company, L.L.P.

Report of Independent Registered Public Accounting Firm - Holtz Rubenstein Reminick LLP

Financial Statements:
Balance Sheets as at December 31, 2004 and 2003	F–1
Statement of Operations	F–2
Years Ended December 31, 2004, 2003 and 2002

Statements of Stockholder’s (Deficit)	F–3
Years Ended December 31, 2004, 2003 and 2002

Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002	F–4

Notes to Financial Statements	F–5 – F–19

Section 1. Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Phase III Medical, Inc.

We have audited the accompanying balance sheets of Phase III Medical, Inc. as of December 31, 2004 and 2003 and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HOLTZ RUBENSTEIN REMINICK LLP

Melville, New York
February 18, 2005

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Phase III Medical, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2002 of Phase III Medical, Inc. (the “Company”). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

The accompanying consolidated financial statements have been prepared assuming Phase III Medical, Inc. will continue as a going concern. As discussed in the accompanying notes to the consolidated financial statements, the Company sold its insurance subsidiary in July 2001. Additionally, the Company discontinued sales of its extended warranty service contracts through its website in December 2001. Accordingly, the Company has no operations nor available means to finance its current expenses and with which to pay its current liabilities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TRAVIS, WOLFF & COMPANY, L.L.P.

Dallas, Texas
March 11, 2003

PHASE III MEDICAL, INC.

Balance Sheets

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$27,868	$210,947
Prepaid expenses and other current assets	21,233	18,024

Total current assets	49,101	228,971

Property and equipment, net	3,446	1,935

Deferred acquisition costs	43,897	77,782

Other assets	3,000	3,000

	$99,444	$311,688

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Interest and dividends payable — preferred stock	$480,880	$433,196
Accounts payable	149,169	87,896
Accrued liabilities	88,883	92,115
Notes payable	475,000	400,000
Convertible debentures, related party — net of debt discount of $5,882	94,118	—
Current portion of long-term debt	—	9,513

Total current liabilities	1,288,050	1,022,720

Unearned revenues	62,007	110,568

Series A mandatorily redeemable convertible preferred stock	681,174	681,174

COMMITMENTS AND CONTINGENCIES

Stockholders’ deficit:
Preferred stock; authorized, 5,000,000 shares Series B convertible redeemable preferred stock, liquidation value, 10 shares of common stock per share, $.01 par value; authorized, 825,000 shares; issued and outstanding, 10,000 shares at December 31, 2004 and at December 31, 2003	100	100
Common stock, $.001par value; authorized, 250,000,000 shares; issued and outstanding, 41,029,552 at December 31, 2004 and 26,326,460 shares at December 31, 2003	41,031	26,327
Additional paid-in capital	10,537,408	9,232,753
Accumulated deficit	(12,510,326)	(10,761,954)

Total stockholders’ deficit	(1,931,787)	(1,502,774)

	$99,444	$311,688

The accompanying notes are an integral part of these financial statements

PHASE III MEDICAL, INC.

Statements of Operations

	Years ended December 31,
	2004	2003	2002
Earned revenues	$48,561	$64,632	$81,348

Direct Costs	(33,885)	(43,608)	(60,565)

Gross Profit	14,676	21,024	20,783

Selling, general and administrative	(763,640)	(685,353)	(911,950)
Purchase of medical royalty stream	(725,324)	(80,000)	—
Realized loss on note receivable		(150,000)	—
Provision for uncollectible note receivable and accrued interest	—	—	(258,103)

Operating loss	(1,474,288)	(894,329)	(1,149,270)

Other income (expense):
Realized loss on marketable securities	—	—	(3,490)
Property and equipment impairment charge	—	—	(54,732)
Interest income	199	88,923	70,676
Interest expense — Series A mandatorily redeemable convertible preferred stock	(47,684)	(23,842)	—
Interest expense	(226,599)	(214,897)	(23,022)

	(274,084)	(149,816)	(10,568)

Provision for income taxes	—	—	—

Loss before preferred dividend	(1,748,372)	(1,044,145)	(1,159,838)

Preferred dividend	—	(23,842)	(47,684)

Net Loss attributable to common stockholders	$(1,748,372)	$(1,067,987)	$(1,207,522)

Basic earnings per share

Net loss attributable to common stockholders	$(0.05)	$(0.05)	$(0.05)

Weighted average common shares outstanding	32,541,845	23,509,343	22,344,769

The accompanying notes are an integral part of these financial statements

PHASE III MEDICAL, INC.

Statements of Stockholders’ Deficit

	Series B
	Convertible
	Preferred Stock		Common Stock		Additional
					Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2001	20,000	$200	22,290,710	$22,291	$8,837,687	$(8,486,445)	$373,733
Issuance of common stock to directors	—	—	8,000	8	1,113	—	1,121
Conversion of Series B convertible preferred stock into common stock	(10,000)	(100)	100,000	100	—	—	—
Series A convertible stock dividends	—	—	—	—	—	(47,684)	(47,684)
Stock options granted with debt	—	—	—	—	8,773	—	8,773
Net loss	—	—	—	—	—	(1,159,838)	(1,159,838)

Balance at December 31, 2002	10,000	100	22,398,710	22,399	8,847,573	(9,693,967)	(823,895)
Issuance of common stock for cash, net of offering costs	—	—	2,825,000	2,825	211,956	—	214,781
Issuance of common stock upon exercise of common stock options	—	—	1,000,000	1,000	4,000	—	5,000
Issuance of common stock for services	—	—	100,000	100	2,900	—	3,000
Issuance of common stock to directors	—	—	2,750	3	300	—	303
Series A convertible stock dividends	—	—	—	—	—	(23,842)	(23,842)
Stock options granted with debt	—	—	—	—	166,024	—	166,024
Net loss	—	—	—	—	—	(1,044,145)	(1,044,145)

Balance at December 31, 2003	10,000	100	26,326,460	26,327	9,232,753	(10,761,954)	(1,502,774)
Issuance of common stock for cash, net of offering costs			12,132,913	12,133	1,092,867		1,105,000
Issuance of common stock upon exercise of common stock options			1,875,000	1,875	7,500		9,375
Issuance of common stock options for services					15,000		15,000
Issuance of common stock for services			187,500	188	14,062		14,250
Interest expense on loans in default					127,137		127,137
Debt discount on loan from officer					17,647		17,647
Issuance of common stock for Interest			30,000	30	4,170		4,200
Issuance of common stock to officer for services			477,679	478	26,272		26,750
Net loss						(1,748,372)	(1,748,372)

Balance at December 31, 2004	10,000	$100	41,029,552	$41,031	$10,537,408	$(12,510,326)	$(1,931,787)

The accompanying notes are an integral part of these financial statements

PHASE III MEDICAL, INC.

Statements of Cash Flows

	Years ended December 31,
	2004	2003	2002
Cash flows from operating activities:	$(1,748,372)	$(1,044,145)	$(1,159,838)
Net loss
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Property and equipment impairment charge		—	54,732
Common shares issued and stock options granted as payment for interest expense and for services rendered	187,337	169,327	9,894
Depreciation	1,777	646	16,766
Amortization of debt discount			11,765
Series A mandatorily redeemable convertible preferred stock dividends	47,684	23,842	—
Unearned revenues	(48,561)	(64,632)	(84,579)
Deferred acquisition costs	33,885	46,053	59,744
Realized loss on note receivable		150,000	—
Provision for uncollectible note receivable and accrued interest	—	—	258,103
Changes in operating assets and liabilities marketable securities	—	—	1,503,374
Prepaid expenses and other current assets	(3,209)	22,070	(28,463)
Other assets		(3,000)	4,175
Accounts payable, accrued expenses and other current liabilities	58,041	(322,074)	371,468

Net cash (used in) provided by operating activities	(1,459,653)	(1,021,913)	1,005,376

Cash flows from investing activities:
Acquisition of property and equipment	(3,288)	(2,581)	(1,133)
Notes receivable	—	850,000	(1,250,000)
Proceeds from sale of property and equipment	—	—	3,795

Net cash (used in) provided by investing activities	(3,288)	847,419	(1,247,338)

Cash flows from financing activities:
Net proceeds from issuance of capital stock	1,114,375	219,781	—
Stockholder advances	—	(106,000)	106,000
Net proceeds from notes payable	75,000	275,000	125,000
Proceeds from notes payable — related party	100,000	—	—
Repayment of long-term debt	(9,513)	(22,595)	(21,051)

Net cash provided by financing activities	1,279,862	366,186	209,949

Net (decrease) increase in cash and cash equivalents	(183,079)	191,692	(32,013)

Cash and cash equivalents at beginning of year	210,947	19,255	51,268

Cash and cash equivalents at end of year	$27,868	$210,947	$19,255

The accompanying notes are an integral part of these financial statements

PHASE III MEDICAL, INC.

Statements of Cash Flows — continued

	Years ended December 31,
	2004	2003	2002
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$106,574	$26,483	$8,804

Supplemental schedule of non-cash investing and financing activities

Issuance of common stock for services rendered	$32,027	$3,303	$1,121

Compensatory element of stock options	$127,137	$166,024	$8,773

Net accrual of dividends on Series A preferred stock	$—	$23,842	$47,684

The accompanying notes are an integral part of these financial statements

Note 1 — The Company

Phase III Medical, Inc. (hereinafter referred to as the “Company”) was known as Corniche Group Incorporated until it changed its name on July 24, 2003. The Company was incorporated in Delaware on September 18, 1980 under the name Fidelity Medical Services, Inc. From its inception through March 1995, the Company was engaged in the development, design, assembly, marketing, and sale of medical imaging products. As a result of a reverse merger with Corniche Distribution Limited and its Subsidiaries (“Corniche”) the Company was engaged in the retail sale and wholesale distribution of stationery products and related office products, including office furniture, in the United Kingdom. Effective March 25, 1995, the Company sold its wholly-owned medical imaging products subsidiary. On September 28, 1995 the Company changed its name to Corniche Group Incorporated. In February 1996, the Company’s United Kingdom operations were placed in receivership by their creditors. Thereafter, through May 1998, the Company had no activity. On March 4, 1998, the Company entered into a Stock Purchase Agreement (“Agreement”), approved by the Company’s stockholders on May 18, 1998, with certain individuals (the “Initial Purchasers”) whereby the Initial Purchasers acquired an aggregate of 765,000 shares of a newly created Series B Convertible Redeemable Preferred Stock, par value $0.01 per share. Thereafter the Initial Purchasers endeavored to establish for the Company new business operations in the property and casualty specialty insurance and the service contract markets. On September 30, 1998, the Company acquired all of the capital stock of Stamford Insurance Company, Ltd. (“Stamford”) from Warrantech Corporation (“Warrantech”) for $37,000 in cash in a transaction accounted for as a purchase. On April 30, 2001, the Company sold Stamford for a consideration of $372,000. During 2001, the Company recorded a loss of approximately $479,000 on the sale of Stamford. The closing was effective May 1, 2001 and transfer of funds was completed on July 6, 2001.

On January 7, 2002, the Company entered into a Stock Contribution Exchange Agreement (the “Exchange Agreement”) and a Supplemental Disclosure Agreement (together with the Exchange Agreement, the “Agreements”) with StrandTek International, Inc., a Delaware corporation (“StrandTek”), certain of StrandTek’s principal shareholders and certain non-shareholder loan holders of StrandTek (the “StrandTek Transaction”). The Exchange Agreement was amended on February 11, 2002. Had the transactions contemplated by the Agreements closed, StrandTek would have become a majority owned subsidiary of the Company and the former shareholders of StrandTek would have controlled the Company. Consummation of the StrandTek Transaction was conditioned upon a number of closing conditions, including the Company obtaining financing via an equity private placement, which ultimately could not be met and, as a result, the Agreements were formally terminated by the Company and StrandTek in June 2002.

The Company was a provider of extended warranties and service contracts via the Internet at warrantysuperstore.com through June 30, 2002. In June 2002, management determined, in light of continuing operating losses, to discontinue its warranty and service contract business and to seek new business opportunities for the Company. On February 6, 2003, the Company appointed Mark Weinreb as a member of the Board of Directors and as its President and Chief Executive Officer. The Company provides capital and guidance to companies, in multiple sectors of the healthcare and life science industries, in return for a percentage of revenues, royalty fees, licensing fees and other product sales of the target companies. Mr. Weinreb was appointed to finalize and execute the Company’s new business plan.

On December 12, 2003, the Company signed a royalty agreement with Parallel Solutions, Inc. “(PSI”) to develop a new bioshielding platform technology for the delivery of therapeutic proteins and small molecule drugs in order to extend circulating half-life to improve bioavailability and dosing regimen, while maintaining or improving pharmacologic activity. The agreement provides for PSI to pay the Company a percentage of the revenue received from the sale of certain specified products or licensing activity. The Company will provide capital and guidance to PSI to conduct a Proof of Concept Study to improve an existing therapeutic protein with the goal of validating the bioshielding technology for further development and licensing the technology.

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

The business of the Company today comprises the “run off” of its sale of extended warranties and service contracts via the Internet and the new business opportunity it is pursuing in the medical/bio-tech sector.

At December 31, 2004, the Company had a cash balance of $27,868, deficit working capital of $1,238,949 and a stockholders’ deficit of $1,931,787. In addition, the Company sustained losses of $1,748,372, $1,044,145 and $1,159,838 for the three fiscal years ended December 31, 2004, 2003 and 2002 respectively. The Company’s lack of liquidity combined with its history of losses raises substantial doubt as to the ability of the Company to continue as a going concern. The consolidated financial statements of the Company do not reflect any adjustments relating to the doubt of its ability to continue as a going concern. Management is presently selling notes which bear interest at rates between 8% and 20% per annum to fund the Company until such time as sufficient proceeds, if any, are received from the private placement of its common stock. On September 22, 2003 the Company commenced an equity private placement to raise up to $4 million through the sale of up to 40 million shares of its Common Stock in increments of $5,000 or 50,000 shares. Since February 2003, the Company sold 14,957,913 shares, resulting in net proceeds to the Company of $1,319,781, of which 7,282,913 shares with net proceeds of $650,000 were to Robert Aholt, Jr., Chief Operating Officer of the Company. There can be no assurance that the Company will be able to sell securities and may have to rely on its ability to borrow funds from new and or existing investors.

Note 2 — Summary of Significant Accounting Policies

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

Income Taxes: The Company, in accordance with SFAS 109, “Accounting for Income Taxes”, recognizes (a) the amount of taxes payable or refundable for the current year and, (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an enterprise’s financial statement or tax returns. Comprehensive income (loss)

Comprehensive income (loss): Refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. At December 31, 2004, 2003 and 2002 there were no such adjustments required.

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

As such, proforma net loss and net loss per share would be as follows:

	2004	2003	2002
Net loss as reported	$(1,748,372)	$(1,067,987)	$(1,159,838)
Additional compensation	(218,597)	(205,760)	(43,593)

Adjusted net loss	$(1,966,969)	$(1,273,747)	$(1,203,431)

Net loss per share as reported	$(.05)	$(.05)	$(0.05)

Adjusted net loss per share	$(.06)	$(.05)	$(0.05)

Recently Issued Accounting Pronouncements - In December 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” as revised. A Variable Interest Entity (“VIE”) is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE must consolidate the VIE. The full adoption of FIN 46 in fiscal 2004 did not have a material effect on the Company’s financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective for small business filers the first interim reporting period that begins after June 15, 2005.

On December 16, 2004, the FASB issued SFAS No. 153, “Exchange of Non-monetary Assets”, an amendment of Accounting Principles Board (“APB”) Opinion No. 29, which differed from the International Accounting Standards Board’s (“IASB”) method of accounting for exchanges of similar productive assets. Statement No. 153 replaces the exception from fair value measurement in APB No. 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. The statement is to be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that SFAS No. 153 will have a material impact on its results of operations or cash flows.

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

Revenue Recognition: Stamford’s reinsurance premiums are recognized on a pro rata basis over the policy term. The deferred policy acquisition costs are the net cost of acquiring new and renewal insurance contracts. These costs are charged to expense in proportion to net premium revenue recognized. The provisions for losses and loss-adjustment expenses include an amount determined from loss reports on individual cases and an amount based on past experience for losses incurred but not reported. Such liabilities are necessarily based on estimates, and while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings currently.

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

Note 3 — Notes Receivable

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

Note 4 — Accrued Liabilities

Accrued liabilities are as follows:

	December 31,
	2004	2003
Professional fees	$31,760	$49,009

Interest on notes payable	11,530	27,835

Salaries and related taxes	45,368	—

Other	225	15,271

	$88,883	$92,115

Note 5 — Notes Payable

In September 2002, the Company sold to accredited investors five 60-day promissory notes in the principal sum of $25,000 each, resulting in net proceeds to the Company of $117,500, net of offering costs. The notes bear interest at 15% per annum payable at maturity. The notes include a default penalty pursuant to which, if the notes are not paid on the due date, the holder shall have the option to purchase twenty five thousand shares of the Company’s common stock for an aggregate purchase price of $125. If the non payment continues for 30 days, then on the 30th day, and at the end of each successive 30-day period until the note is paid in full, the holder shall have the option to purchase an additional twenty five thousand shares of the Company’s common stock for an aggregate purchase price of $125. During the year ended December 31, 2004, 1,875,000 options granted pursuant to the default penalty were exercised resulting in net proceeds of $9,375. Interest expense on these notes approximated $127,000 and $166,000 for the years ended December 31, 2004 and 2003 respectively. See Note 7.

On February 11, 2003, the Company commenced a private placement offering to raise up to $100,000 in 30-day promissory notes in increments of $5,000 bearing interest at 20% per annum. Only selected investors which qualify as “accredited investors” as defined in Rule 501(a) under the Securities Act of 1933, as amended, were eligible to purchase these promissory notes. The Company raised $50,000 through the sale of such promissory notes, resulting in net proceeds to the Company of $45,000, net of offering costs. In November 2003, the Company repaid all $50,000 of such promissory notes together with all accrued interest of $6,854.

On March 17, 2003, the Company commenced a private placement offering to raise up to $250,000 in 6-month promissory notes in increments of $5,000 bearing interest at 15% per annum. Only selected investors which qualify as “accredited investors” as defined in Rule 501(a) under the Securities Act of 1933, as amended, were eligible to purchase these promissory notes. The Company raised the full $250,000 through the sale of such promissory notes, resulting in net proceeds to the Company of $225,000, net of offering costs. The notes contain a default provision which raises the interest rate to 20% if the notes are not paid when due. The Company issued $250,000 of these notes. As of December 31, 2004, $170,000 remain outstanding and although no longer in default, due to an extension of the due date to April 1, 2005, the notes bear interest at 20%.

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

In August 2004, the Company sold a six month 20% convertible note in the amount of $100,000 to its Chief Operating Officer (“COO”). Upon maturity, the Company and the COO have agreed to convert the principal amount of the new note into shares of the Company’s common stock at 85% of the average price as quoted on the NASD Over-the-Counter Bulletin Board for the five days prior to the maturity date of the note. Approximately $18,000 of the total debt was attributed to the intrinsic value of the beneficial conversion feature. This amount was recorded as an equity component. The remaining balance of approximately $82,000 was recorded as debt. For the year ended December 31, 2004 the amortization of debt discount approximated $12,000. All interest is paid monthly in arrears. As of December 31, 2004 this note remains unpaid. All interest payments have been paid timely.

A summary of notes payable and convertible debentures is as follows:

	January 1, 2004	Proceeds	Repayments	Less: Debt Discounts	December 31, 2004
September 2002 Notes	$125,000	$—	$(125,000)	$—	$—
March 2003 Notes	250,000		(80,000)	—	170,000
Consultant Note	25,000	50,000		—	75,000
2004 Notes		510,000	(280,000)	—	230,000
Related Party Note	—	100,000	—	(5,882)	94,118

Total	$400,000	$660,000	$(485,000)	$(5,882)	$569,118

Note 6 — Series A Mandatorily Redeemable Convertible Preferred Stock

In connection with the settlement of securities class action litigation in 1994, the Company issued 1,000,000 shares of Series A $0.07 Convertible Preferred Stock (the “Series A Preferred Stock”) with an aggregate value of $1,000,000. The following summarizes the terms of Series A Preferred Stock as more fully set forth in the Certificate of Designation. The Series A Preferred Stock has a liquidation value of $1 per share, is non-voting and convertible into common stock of the Company at a price of $5.20 per share. Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends of $0.07 per share, per year, payable semi-annually. The Series A Preferred Stock is callable by the Company at a price of $1.05 per share, plus accrued and unpaid dividends. In addition, if the closing price of the Company’s common stock exceeds $13.80 per share for a period of 20 consecutive trade days, the Series A Preferred Stock is callable by the Company at a price equal to $0.01 per share, plus accrued and unpaid dividends.

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

On January 29, 2002, notice was given that, pursuant to the Company’s Restated Certificate of Incorporation, as amended, the Company called for redemption on the date of closing the StrandTek Transaction, all shares of Series A Preferred Stock outstanding on that date at a redemption price of $1.05, plus accrued and unpaid dividends of approximately $0.47 per share. The redemption, among other financial, legal and business conditions, was a condition of closing the StrandTek Transaction. Similarly, the redemption was subject to closing the StrandTek Transaction. Upon termination of the StrandTek Transaction, the Company rescinded the notice of redemption.

Note 7 — Stockholders’ Equity

(a)	Series B Convertible Redeemable Preferred Stock:

The total authorized shares of Series B Convertible Redeemable Preferred Stock is 825,000. The following summarizes the terms of the Series B Stock whose terms are more fully set forth in the Certificate of Designation. The Series B Stock carries a zero coupon and each share of the Series B Stock is convertible into ten shares of the Company’s common stock. The holder of a share of the Series B Stock is entitled to ten times any dividends paid on the common stock and such stock has ten votes per share and votes as one class with the common stock.

The holder of any share of Series B Convertible Redeemable Preferred Stock has the right, at such holder’s option (but not if such share is called for redemption), exercisable after September 30, 2000, to convert such share into ten (10) fully paid and non-assessable shares of common stock (the “Conversion Rate”). The Conversion Rate is subject to adjustment as stipulated in the Agreement. Upon liquidation, the Series B Stock would be junior to the Company’s Series A Preferred Stock and would share ratably with the common stock with respect to liquidating distributions.

During the year ended December 31, 2000, holders of 805,000 shares of the Series B Preferred Stock converted their shares into 8,050,000 shares of the Company’s common stock. During the year ended December 31, 2002, the holders of 10,000 shares of the Series B Preferred Stock converted their shares into 100,000 shares of the Company’s common stock.

At December 31, 2004 and 2003, 10,000 Series B Preferred Shares were issued and outstanding. The Company’s right to repurchase or redeem shares of Series B Stock was eliminated in fiscal 1999 pursuant to the terms of the Agreement and the Certificate of Designation.

(b)	Common Stock:

At the 2003 annual meeting, the stockholders approved an amendment increasing the authorized common stock to 250 million shares from 75 million shares.

In 2002, the Company issued 8,000 shares of its common stock whose fair value was $1,121 and in 2003 2,750 shares of its common stock whose fair value was $303 to its board members for director’s fees.

In 2003, the Company issued 1,000,000 shares of its common stock, resulting in net proceeds to the Company of $5,000 and 1,875,000 shares of its common stock in 2004, resulting in net proceeds to the Company of $9,375 as a result of the exercise of stock options granted pursuant to the default provisions of the 60 day promissory notes discussed in Note 5.

On February 6, 2003, the Company entered into a deferment agreement with three major creditors pursuant to which liabilities of approximately $523,887 in the aggregate, were deferred, subject to the success of the Company’s debt and equity financing efforts. In addition, in consideration for the deferral, the Company agreed to issue 100,000 restricted shares of the Company’s common stock, whose fair value was $3,000. The deferred creditors were paid in full, during 2003 from the recoveries against the StrandTek (see Note 3) personal guarantors.

On September 22, 2003 the Company commenced an equity private placement to raise up to $4 million through the sale of up to 40 million shares of its Common Stock in increments of $5,000 or 50,000 shares. Only selected investors which qualify as “accredited investors” as defined in Rule 501(a) under the Securities Act of 1933, as amended, were eligible to purchase these shares. The placement closed on December 31, 2003 upon the sale of 2,825,000 shares, resulting in proceeds to the Company of $214,781, net of offering costs of $67,719. The Company retained Robert M. Cohen & Company as placement agent, on a best efforts basis, for the offering. The Company agreed to pay the placement agent an amount equal to 10% of the proceeds of the offering as commissions for the placement agents’ services in addition to reimbursement of the placement agents’ expenses (by way of a 3% non-accountable expense allowance) and indemnification against customary liabilities.

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

In connection with the September 2003 equity private placement, the Company issued a 5 year warrant to purchase 282,500 shares of its Common Stock at an exercise price of $.12 per share to its retained placement agent, Robert M. Cohen & Company. The warrant contains “piggyback registration rights. The fair value of these warrants was $13,500 at December 31, 2003.

In each of the months of August through December 2004, the Company issued 25,000 warrants for a total of 125,000 warrants which entitles the holder to purchase one share of common stock at a price of $.05. These warrants expire in three years from date of issue and were issued the Company’s investor relations firm. The fair value of these warrants was $3,250.

A total of 407,500 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of December 31, 2004 at prices ranging from $.05 to $.12 and expiring through December 2008. No warrants were exercised during any of the periods presented.

(d)	Stock Option Plans:

(i)	The 1998 Employee Incentive Stock Option Plan provides for the granting of options to purchase shares of the Company’s common stock to employees. Under the 1998 Plan, the maximum aggregate number of shares that may be issued under options is 300,000 shares of common stock. The aggregate fair market value (determined at the time the option is granted) of the shares for which incentive stock options are exercisable for the first time under the terms of the 1998 Plan by any eligible employee during any calendar year cannot exceed $100,000. Options are exercisable at the fair market value of the common stock on the date of grant and have five-year terms. The exercise price of each option is 100% of the fair market value of the underlying stock on the date the options are granted and are exercisable for a period of ten years, except that no option will be granted to any employee who, at the time the option is granted, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary unless (a) at the time the options are granted, the option exercise price is at least 110% of the fair market value of the shares of common stock subject to the options and (b) the option by its terms is not exercisable after the expiration of five years from the date such option is granted. The Board of Directors’ Compensation Committee administers the 1998 Plan. The 1998 Employee Incentive Stock Option Plan was superceded by the 2003 Equity Participation Plan in February 2003. (see below).

(ii)	In April 1992, the Company adopted the 1992 Stock Option Plan to provide for the granting of options to directors. According to the terms of this plan, each director is granted options to purchase 1,500 shares each year. The maximum amount of the Company’s common stock that may be granted under this plan is 20,000 shares. The plan expired by its own terms in 2002.

Stock option activity under the 1992 and 1998 Stock Option Plans is as follows:

		Weighted Average
	Number of Shares	Exercise Price
Balances at December 31, 2000	403,000	$1.45
Granted	75,000	0.37
Expired	(1,500)	0.31
Cancelled	(175,000)	1.23

Balances at December 31, 2001	301,500	1.30
Granted	—	—
Expired	(1,500)	0.41
Cancelled	(300,000)	1.31

Balances at December 31, 2004, 2003 and 2002	—	$—

Under the 1998 and 1992 plans outstanding options expire 90 days after termination of the holder’s status as employee or director. All options were granted at an exercise price equal to the fair value of the common stock at the grant date. Therefore, in accordance with the provisions of APB Opinion No. 25 related to fixed stock options, no compensation expense is recognized with respect to options granted or exercised. Under the alternative fair-value based method defined in SFAS No. 123, the fair value of all fixed stock options on the grant date would be recognized as expense over the vesting period.

(iii)	At the 2003 annual meeting, the stockholders approved the 2003 Equity Participation Plan. The Company has reserved 15,000,000 shares of common stock for the grant of incentive stock options and non-statutory stock options to employees and non-employee directors, consultants and advisors. Pursuant to such plan the Company entered into a Stock Option Agreement with Mr. Weinreb (the “Initial Option Agreement”). Under the Initial Option Agreement, the Company granted Mr. Weinreb the right and option, exercisable for 10 years, to purchase up to 2,500,000 shares of the Company’s common stock at an exercise price of $0.03 per share.

Additionally, in the event that the closing price of the Company’s common stock equals or exceeds $0.50 per share for any five consecutive trading days during the term of the employment agreement (whether during the initial term or an annual extension), the Company has agreed to grant Mr. Weinreb, on the day immediately following the end of the five day period, an option to purchase an additional 2,500,000 shares of the Company’s common stock at an exercise price of $0.50 per share, pursuant to the 2003 Equity Participation Plan.

Mr. Weinreb has agreed that he will not sell any shares of the Company’s common stock obtained upon exercise of the Initial Option Agreement or Additional Option Agreement prior to the first anniversary of the date of the employment agreement.

Additionally, the Company has granted options to purchase 2,675,000 shares in 2004 and 1,200,000 shares in 2003 of Common Stock at exercise prices ranging from $.05 to $.18 to members of its board of directors, employees, consultants and its advisory board. All options were granted at an exercise price equal to the fair value of the common stock at the date of grant.

Stock option activity under the 2003 Equity Participation Plan is as follows:

		Range of	Weighted Average
	Number of Shares (1)	Exercise Price	Exercise Price
Balance at December 31, 2002	—	—	—
Granted	3,700,000	$.03-$.18	$.05
Exercised	—	—	—
Expired	—	—	—
Cancelled	—	—	—

Balance at December 31, 2003	3,700,000	$.03-$.18	$.05
Granted	2,975,000	$.10-$.15	$.13
Exercised	—
Expired	—
Cancelled	—

Balance at December 31, 2004	6,675,000	$.03-$.18	$08

(1)	All options are exercisable for a period of ten years.

Options exercisable at December 31, 2003 — 3,700,000 at a weighted average exercise price of $.05 Options exercisable at December 31, 2004 — 5,675,000 at a weighted average exercise price of $.07

Stock Option Plans:- (Continued)

	Number Outstanding	Weighted Average Remaining	Number Exercisable
Exercise Price	December 31, 2004	Contractual Life (years)	December 31, 2004
$.03	2,500,000	8.10	2,500,000
$.05	900,000	8.44	900,000
$.10	1,375,000	9.72	1,375,000
$.11	200,000	9.40	—
$.14	300,000	9.17	300,000
$.15	1,100,000	9.05	300,000
$.18	300,000	8.70	300,000

	6,675,000		5,675,000

Note 8 — Income Taxes

Deferred tax assets consisted of the following as of December 31:

	2004	2003
Net operating loss carryforwards	$3,247,000	$2,566,000
Depreciation and amortization	1000	1,000
	,000
Capital loss carryforward	149,000	149,000
Deferred revenue	21,000	38,000
Deferred legal and other fees	51,000	30,000
Allowance for notes receivable	—	—

Net deferred tax assets	3,469,000	2,784,000

Deferred tax asset valuation allowance	(3,469,000)	(2,784,000)

	$—	$—

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for each year summarized below:

	2004	2003	2002
Federal tax benefit at statutory rate	(34.0%)	(34.0%)	(34.0%)
Change in valuation allowance	34.0%	34.0%	33.0%
Permanent difference	—	—	1.0%

Provision for income taxes	0.00%	0.00%	0.00%

The Tax Reform Act of 1986 enacted a complex set of rules limiting the utilization of net operating loss carryforwards to offset future taxable income following a corporate ownership change. The Company’s ability to utilize its NOL carryforwards is limited following a change in ownership in excess of fifty percentage points during any three-year period.

Upon receipt of the proceeds from the last foreign purchasers of the Company’s common stock in January 2000, common stock ownership changed in excess of 50% during the three-year period then ended. At December 31, 2004, the Company had net operating loss carryforwards of approximately $9,725,727. Included in the net operating loss carryforward is approximately $2,121,000 that has been limited by the ownership change. The tax loss carryforwards expire at various dates through 2024. The future tax benefit of the net operating loss carryforwards aggregating approximately $3,154,000 at December 31, 2004 has been fully reserved as it is not more likely than not that the Company will be able to use the operating loss in the future.

Note 9 — Segment Information

Until April 30, 2001, the Company operated in two segments; as a reinsuror and as a seller of extended warranty service contracts through the Internet. The reinsurance segment has been discontinued with the sale of Stamford (see Note 1), and the Company’s remaining revenues are derived from the run-off of its sale of extended warranties and service contracts via the Internet. Additionally, the Company is currently establishing a new business in the medical, bio-tech sector. The Company’s operations are conducted entirely in the U.S. Although the Company has not realized any revenue from its purchase of royalty revenue interests, the Company will be operating in two segments until the “run-off” is completed.

Note 10 — Related Party Transactions

On September 13, 2004 (“Commencement Date”) the Company entered into a letter agreement (the “Letter Agreement”) with Mr. Robert Aholt Jr. pursuant to which the Company appointed Mr. Aholt as its Chief Operating Officer. Subject to the terms and conditions of the Letter Agreement, the term of Mr. Aholt’s employment in such capacity will be for a period of three (3) years from the Commencement Date (the “Term”).

In consideration for Mr. Aholt’s services under the Letter Agreement, Mr. Aholt will be entitled to receive a monthly salary of $4,000 during the first year of the Term, $5,000 during the second year of the Term, and $6,000 during the third year of the Term. In further consideration for Mr. Aholt’s services under the Letter Agreement, on January 1, 2005 and on the first day of each calendar quarter thereafter during the Term, Mr. Aholt will be entitled to receive shares of Common Stock with a “Dollar Value” of $26,750, $27,625 and $28,888, respectively, during the first, second and third years of the Term. The per share price (the “Price”) of each share granted to determine the Dollar Value will be the average closing price of one share of Common Stock on the Bulletin Board (or other similar exchange or association on which the Common Stock is then listed or quoted) for the five (5) consecutive trading days immediately preceding the date of grant of such shares; provided, however, that if the Common Stock is not then listed or quoted on an exchange or association, the Price will be the fair market value of one share of Common Stock as of the date of grant as determined in good faith by the Board of Directors of the Company. The number of shares of Common Stock for each quarterly grant will be equal to the quotient of the Dollar Value divided by the Price. The shares granted will be subject to a one year lockup as of the date of each grant.

In the event Mr. Aholt’s employment is terminated prior to the end of the Term for any reason, earned but unpaid cash compensation and unreimbursed expenses due as of the date of such termination will be payable in full. In addition, in the event Mr. Aholt’s employment is terminated prior to the end of the Term for any reason other than by the Company with cause, Mr. Aholt or his executor of his last will or the duly authorized administrator of his estate, as applicable, will be entitled (i) to receive severance payments equal to one year’s salary, paid at the same level and timing of salary as Mr. Aholt is then receiving and (ii) to receive, during the one (1) year period following the date of such termination, the stock grants that Mr. Aholt would have been entitled to receive had his employment not been terminated prior to the end of the Term; provided, however, that in the event such termination is by the Company without cause or is upon Mr. Aholt’s resignation for good reason, such severance payment and grant shall be subject to Mr. Aholt’s execution and delivery to the Company of a release of all claims against the Company.

On August 12, 2004 (“Commencement Date”) the Company and Dr. Wayne A. Marasco, a Company Director, entered into a Letter Agreement appointing Dr. Marasco as the Company’s Senior Scientific Advisor. Dr. Marasco will be responsible for assisting the Company in reviewing and evaluating business, scientific and medical opportunities, and for other discussions and meetings that may arise during the normal course of the Company conducting business. For his services, during a three year period (“Term”), Dr. Marasco shall be entitled to annual cash compensation of $84,000 with increases each year of the Term and an additional cash compensation based on a percentage of collected revenues derived from the Company’s royalty or revenue sharing agreements. Although the annual cash compensation and additional cash compensation stated above shall begin to accrue as of the Commencement Date, Dr. Marasco will not be entitled to receive any such amounts until the Company raises $1,500,000 in additional equity financing after the Commencement Date. In addition, Dr. Marasco was granted an option, fully vested, to purchase 675,000 shares of the Company’s common stock at an exercise price of $.10 cents per share. The shares will be subject to a one year lockup as of the date of grant. The exercise period will be ten years, and the grant will otherwise be in accordance with the Company’s 2003 Equity Participation Plan and Non-Qualified Stock Option Grant Agreement.

Note 11 — Commitments and Contingencies

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

On February 6, 2003, the Company entered into an employment agreement with the President and CEO. The employment agreement has an initial term of three years, with automatic annual extensions unless terminated by the Company or by the President at least 90 days prior to an applicable anniversary date. The Company has agreed to pay the President an annual salary of $180,000 for the initial year of the term, $198,000 for the second year of the term, and $217,800 for the third year of the term. In addition, the Company will pay an annual bonus in the amount of $20,000 for the initial year in the event, and concurrently on the date, that the Company has received debt and/or equity financing in the aggregate amount of at least $1,000,000 since the beginning of the President’s service, and $20,000 for each subsequent year of the term, without condition.

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

On March 20, 2004, the Company entered into a consulting agreement which will provide the Company with advice as to business development possibilities for the services and technology of NeoStem Inc. The agreement provides for the issuance of options to purchase 300,000 shares of the Company’s common stock at an exercise price of $.10 per share. This option is immediately vested and expires ten years from the date of issue. The agreement also provides for the payment of $2,500 per month for each month after the Company has received capital contributions of $1,000,000 from the date of the agreement. If certain performance levels are met, the Company is obligated to issue an additional option to purchase 500,000 shares of the Company’s common stock for an exercise price of $.10 per share.

On December 12, 2003, the Company signed a royalty agreement with Parallel Solutions, Inc. “(PSI”) to develop a new bioshielding platform technology for the delivery of therapeutic proteins and small molecule drugs in order to extend circulating half-life to improve bioavailability and dosing regimen, while maintaining or improving pharmacologic activity. The agreement provides for PSI to pay the Company a percentage of the revenue received from the sale of certain specified products or licensing activity. The Company is providing capital and guidance to PSI to conduct a proof of concept study to improve an existing therapeutic protein with the goal of validating the bioshielding technology for further development and licensing the technology. During the year ended December 31, 2004, the Company paid $640,000 as specified in the agreement which brought the total paid since the inception of the agreement to $720,000. The agreement also calls for the Company to pay on behalf of PSI $280,000 of certain expenses relating to testing of the bioshielding concept. During the year ended December 31, 2004, the Company paid $85,324 of such expenses.

Note 12 — Subsequent Events

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

In January and February 2005, the Company issued 37,500 shares of its common stock for a total of 75,000 shares of its common stock to its investor relations firms for services. In addition, the Company issued 25,000 warrants which entitles the holder to purchase one share of common stock at a price of $.05. These warrants expire in three years from date of issue and were issued to the Company’s investor relations firm.

In March 2005, the Company issued 1,960,784 shares of its common stock to Robert Aholt, Jr. as per the terms of his convertible note. The note in the amount of $100,000 is deemed paid and has been recorded as equity. All related interest payments have been made.

In March 2005, the Company sold a one year 15% note to an accredited investor in the amount of $20,000 to fund current operations.