Form 10-Q
period 2005-06-30
PHASE III MEDICAL INC/DE
filed 2005-08-15
CIK 320017

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Transition Period from ____________  to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes __ No X

            51,747,321 SHARES, $.001 PAR VALUE, AS OF AUGUST 12, 2005

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                                    I N D E X


                                                                      Page No.
                                                                      --------
Part I  - Financial Information:

         Item 1.          Financial Statements (Unaudited):

                          Balance Sheets
                          At June 30, 2005 and December 31, 2004         3

                          Statements of Operations
                          for the three and six months
                          ended June 30, 2005 and 2004                   4

                          Statements of Cash Flows
                          for the six months ended
                          June 30, 2005 and 2004                         5


                          Notes to Unaudited Financial Statements     6 - 13


         Item 2.          Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations                                 13 - 16

         Item 3.          Quantitative and Qualitative Disclosures
                          About Market Risk                             16


         Item 4.          Controls and Procedures                       16

Part II  - Other Information:

         Item 1.          Legal Proceedings                             17

         Item 3.          Defaults Upon Senior Securities               17

         Item 4.          Submission of Matters to a Vote of
                          Security Holders                              17

         Item 6.          Exhibits                                      18

                          Signatures


                             PHASE III MEDICAL, INC.


                                 BALANCE SHEETS
                                   (Unaudited)

ASSETS




                                                                                              June 30,     December 31,
                                                                                                2005          2004
                                                                                         -------------------------------
Current assets:
  Cash and cash equivalents                                                                     $    260      $  27,868
  Prepaid expenses and other current assets                                                         19,923       21,233
                                                                                         -------------------------------

        Total current assets                                                                        20,183       49,101

Property and equipment, net                                                                          2,467        3,446
Deferred acquisition costs                                                                          29,877       43,897
Other assets                                                                                         3,000        3,000
                                                                                         -------------------------------

                                                                                                $   55,527    $  99,444
                                                                                         ===============================

LIABILITIES AND STOCKHOLDERS' DEFICIT




Current liabilities:
  Interest and dividends payable - preferred stock                                              $   504,722   $ 480,880
  Accounts payable                                                                                  213,897     149,169
  Accrued liabilities                                                                               281,084      88,883
  Notes payable                                                                                     420,000     390,000
  Notes payable, related parties                                                                    108,000      85,000
  Convertible debentures, related party -
        net of debt discount of $0 and $5,882                                                       100,000      94,118
                                                                                         -------------------------------

        Total current liabilities                                                                 1,627,703   1,288,050

Unearned revenues                                                                                    42,024      62,007

Series A mandatorily redeemable convertible
           preferred stock                                                                          681,174     681,174
                                                                                         -------------------------------

Total Liabilities                                                                                 2,350,901   2,031,231
                                                                                         -------------------------------

Stockholders' Deficit:
  Preferred stock;  authorized, 5,000,000 shares
    Series B convertible redeemable preferred stock,
    liquidation value, 10 shares of common stock per
    share; $0.01 par value; authorized, 825,000 shares;
     issued and outstanding, 10,000 shares                                                              100         100

  Common stock, $.001 par value; authorized,
    500,000,000 shares; issued and outstanding,
    46,399,566 shares at June 30, 2005 and
    41,029,552 shares at December 31, 2004                                                           46,400      41,031
  Additional paid-in capital                                                                     10,811,188  10,537,408
  Accumulated deficit                                                                           (13,153,062)(12,510,326)
                                                                                         -------------------------------

         Total stockholders' deficit                                                             (2,295,374) (1,931,787)
                                                                                         -------------------------------

                                                                                                $    55,527   $  99,444
                                                                                         ===============================


                 See accompanying notes to financial statements


                             PHASE III MEDICAL, INC.


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                             Three Months Ended      Six Months Ended
                                                                                   June 30,               June 30,
                                                                            --------------------------------------------
                                                                                 2005       2004       2005       2004
                                                                                 ----       ----       ----       ----
Earned revenues                                                             $    9,448  $   7,073  $  19,983  $  34,415

Direct costs                                                                    (6,603)    (4,871)   (14,020)   (24,144)
                                                                            --------------------------------------------

Gross profit                                                                     2,845      2,202      5,963     10,271


Selling, general and administrative                                           (358,760)  (175,532)  (574,261)  (324,611)
Purchase of medical royalty stream                                                   -   (240,000)         -   (480,000)
                                                                            --------------------------------------------

Operating loss                                                                (355,915)  (413,330)  (568,298)  (794,340)

Other income (expense):
  Interest income                                                                    -          4          -        159
  Interest expense                                                             (25,230)   (66,933)   (50,596)  (130,363)
  Interest expense - Series A mandatorily redeemable convertible preferred
   stock                                                                       (11,921)   (11,921)   (23,842)   (23,842)
                                                                            --------------------------------------------

Net loss attributable to common stockholders                                $ (393,066) $(492,180) $(642,736) $(948,386)
                                                                            ============================================


Net loss per common share                                                   $     (.01) $    (.02) $    (.02) $    (.03)
                                                                            ============================================

Weighted average
  common shares outstanding                                                 43,647,024 29,501,515 43,726,123 28,076,075
                                                                            ============================================


                 See accompanying notes to financial statements.



                             PHASE III MEDICAL, INC.


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                     Six months ended
                                                                                                          June 30,
                                                                                                      2005      2004
                                                                                                      ----      ----
Cash flows from operating activities:
Net loss                                                                                           $(642,736) $(948,386)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Common shares issued and stock
  options granted for services rendered and
  interest expense                                                                                     27,149   115,708
Depreciation                                                                                              979       798
Amortization of debt discount                                                                           5,882         -
Series A mandatorily redeemable preferred stock dividends                                              23,842         -
Deferred acquisition costs                                                                             14,020    24,144
Changes in operating asset and
  liabilities:
Prepaid expenses and other current assets                                                               1,310    10,006
Unearned revenues                                                                                     (19,983)  (34,415)
Accounts payable, accrued expenses,
  and other current liabilities                                                                       256,929    66,999
                                                                                                    --------------------

Net cash used in operating activities                                                                (332,608) (765,146)
                                                                                                    --------------------

Cash flows from investing activities:
Acquisition of property and equipment                                                                       -    (3,288)
                                                                                                    --------------------
Net cash used in investing activities                                                                       -    (3,288)
                                                                                                    --------------------

Cash flows from financing activities:
Net proceeds from issuance of common stock                                                            152,000   428,750
Net proceeds from advances on notes payable                                                           155,000   140,000
Net proceeds from advances on notes payable - related party                                            23,000         -
Repayment of notes payable                                                                            (25,000)        -
Repayment of long-term debt                                                                                 -    (9,513)
                                                                                                    --------------------
Net cash provided by financing activities                                                             305,000   559,237
                                                                                                    --------------------

Net decrease in cash and cash equivalents                                                             (27,608) (209,197)

Cash and cash equivalents at beginning of period                                                       27,868   210,947
                                                                                                    --------------------

Cash and cash equivalents at end of period                                                               $260    $1,750
                                                                                                    ====================


                                                                                                      2005      2004
                                                                                                      ----      ----

Supplemental  Disclosure of Cash Flow Information:

Cash paid during the period for:

   Interest                                                                                        $   41,011 $  22,254
                                                                                                   ========== =========

Supplemental Schedule of Non-cash Financing Activities:


 Net accrual of dividends on Series A Preferred Stock                                              $   23,842 $  23,842
                                                                                                   ========== =========

  Issuance of common stock for services rendered                                                   $   26,275 $       -
                                                                                                   ========== =========
  Compensatory element of stock options                                                            $      874 $  96,508
                                                                                                   ========== =========

                 See accompanying notes to financial statements.

                             PHASE III MEDICAL, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY

    Phase III Medical, Inc. ("Phase III" or the "Company") provides capital as well as consulting and guidance to companies in multiple sectors of the healthcare and life sciences industries, in exchange for a percentage of revenues, royalty fees, licensing fees and other product sales of the target companies. The Company charges payments for the purchase of these interests to expense as paid and will record revenues when payments are received. As of June 30, 2005, the Company has not received any such payments. Through June 30, 2002, the Company was a provider of extended warranties and service contracts via the Internet at warrantysuperstore.com. The business of the Company today comprises the "run off" of its sale of extended warranties and service contracts via the Internet and the new business opportunity it is pursuing in the healthcare and life sciences industries.


NOTE 2 - BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005 and December 31, 2004, the results of operations for the three and six months ended June 30, 2005 and 2004 and the cash flows for the six months ended June 30, 2005 and 2004. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

    The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for all periods:

                                                  Three Months Ended June 30,                  Six Months Ended June 30,
                                                    2005                2004                 2005                   2004
                                               ----------------    ----------------     ----------------   -------------------


Net loss as reported                        $        (393,066)  $        (492,180)   $        (642,736)   $           (948,386)
Additional compensation                               (17,726)            (10,985)             (35,452)               (157,785)
                                               ----------------    ----------------     ----------------     -------------------

Adjusted net loss                           $        (410,792)  $        (503,165)   $        (678,188)   $         (1,106,171)
                                               ================    ================     ================     ===================

Net loss per share as reported              $            (.01)  $            (.02)   $            (.02)   $               (.03)
                                               ================    ================     ================     ===================

Adjusted net loss per share                 $            (.01)  $            (.02)   $            (.02)   $               (.04)
                                               ================    ================     ================     ===================


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

       .
NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2005, FASB issued SFAS No. 154 - Accounting Changes and Error Corrections, which replaces APB Opinion No. 20 and FASB Statement No. 3. This statement applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This pronouncement is effective for fiscal years beginning after December 15, 2005. The Company does not believe that this statement will have a material effect on its financial statements.

NOTE 5 - NOTES PAYABLE

    On March 17, 2003, the Company commenced a private placement offering which raised $250,000 in 6-month promissory notes in increments of $5,000 bearing interest at 15% per annum. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended (the "Securities Act"), were eligible to purchase these promissory notes. As of June 30, 2005, $170,000 remains unpaid and the due date of these notes has been extended until August 31, 2005. All interest payments on these notes have been made.

    On August 26, 2003, the Company borrowed $25,000 from a then consultant to the Company. In October 2004, this note was combined with a note of $50,000 previously held by an unrelated third party. This new note accrues interest at 8% and is due on August 31, 2005 together with the accrued interest.

    In February 2004, the Company commenced a sale of 30 day 20% notes in the amount of $125,000 to three accredited investors to fund current operations. It was anticipated that these notes would be repaid from the proceeds of the January 2004 amended equity private placement. Two of these notes have a default provision that if they are not paid within 30 days, there is an additional interest payment of $250 per $25,000 of principal outstanding for each 30 day period or part thereof the notes remain unpaid. As of June 30, 2005, all of these notes together with accrued interest have been repaid. In May 2004, the Company sold an additional 30 day 20% note in the amount of $40,000 to an accredited investor to fund current operations. This note plus interest has been repaid. In July 2004, the Company sold a five month 20%
    note in the amount of $25,000 and two six month 20% notes totaling $80,000 to three accredited investors to fund current operations. As of June 30, 2005, the $25,000 note has been repaid together with accrued interest and all interest payments are current and the due dates have been extended until August 31, 2005 on the other two notes. In August 2004, the Company sold additional 30 day 20% notes in the amount of $55,000 to two accredited investors to fund current operations. As of June 30, 2005, $25,000 of these notes remains unpaid. All interest payments are current and the due date has been extended until August 31, 2005. In December 2004, the Company sold a 60 day 8% note in the amount of $35,000 to the President and CEO, a 180 day 15%
    note in the amount of $25,000 to a related party, a 180 day 20% note in the amount of $15,000 and a 90 day 8% note in the amount of $25,000 to a Director, all accredited investors, totaling $100,000. As of June 30, 2005, these notes remain unpaid. All interest payments are current and the due dates have been extended until August 31, 2005 except for the $15,000 note which has been extended until September 15, 2005.

    In August 2004, the Company sold a six month 20% convertible note in the amount of $100,000 to its Chief Operating Officer ("COO"). Upon maturity, the Company and the COO have agreed to convert the principal amount of the new note into shares of the Company's Common Stock at 85% of the average price as quoted on the NASD Over-the-Counter Bulletin Board for the five days prior to the maturity date of the note. The remaining debt discount of $5,882 was amortized in the first quarter of 2005. On February 20, 2005, the note was converted into 1,960,784 shares of Common Stock as per the prescribed formula. All interest payments have been paid.

    In January 2005, the Company sold a six month 20% note in the amount of $25,000 to an accredited investor to fund current operations. In February 2005, the Company sold a six month 20% note in the amount of $10,000 to an accredited investor to fund current operations. This note has been extended until September 30, 2005. In March 2005, the Company sold a 30 day 8% note (for which the due date has been extended to August 31, 2005) in the amount of $17,000 to the President and CEO and a one year 15% note in the amount of $20,000 to two accredited investors to fund current operations. All interest payments on these notes are current.

    In April 2005, the Company sold a one year 15% note in the amount of $100,000 to its Executive Vice President and General Counsel. The note contains certain rights and obligations regarding its conversion into shares of the Company's Common Stock. All interest payments on this note are current.

    In June 2005, the Company sold an 8% note in the amount of $6,000 to its President and CEO, an accredited investor which is due on demand.

    A summary of the above transactions is as follows:

                                                                                        Repayments/
                                                                                        Conversions
                                                         December 31,                    to Common
                                                             2004            Proceeds      Stock         June 30, 2005
                                                             ----            --------      -----         -------------
              March 2003 Notes                                 $ 170,000       $    -     $         -         $  170,000
              Consultant Note                                     75,000            -               -             75,000
              February - August 2004 Notes                       230,000            -        (25,000)            205,000
              2005 Notes                                               -       55,000               -             55,000
              2005 Notes - Related Parties                             -       23,000               -             23,000
              Convertible Debt - Related Parties                  94,118      100,000        (94,118)            100,000
                                                               ---------   ----------     -----------         ----------
              Total                                            $ 569,118   $  178,000     $ (119,118)         $  628,000
                                                               =========   ==========     ===========         ==========

    On June 28, 2005, the Company commenced a private placement of a minimum of $500,000 and a maximum of $2,000,000, without accounting for any over-subscription allowances, of Senior Secured Convertible Notes and Common Stock Warrants. The Convertible Notes bear interest at 10% per annum paid semiannually in arrears and are convertible at any time into shares of the Company's Common Stock at a conversion price of $.08 per share. In addition, for each $1,000 face amount of Convertible Notes purchased, the investor will receive a Warrant to purchase 12,500 shares of Common Stock. Each Warrant is exercisable at a price of $.10 per share. This offering will expire on August 31, 2005 unless extended by the Company and the placement agent. As of August 11, 2005, the placement agent has not closed nor remitted any funds to the Company. Sale of these securities is not being registered under the Securities Act and the securities may not be resold absent registration or an applicable exemption from registration.

NOTE 6 - SERIES "A" MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

    The Certificate of Designation for the Company's Series A Preferred Stock provides that at any time after December 1, 1999 any holder of Series A Preferred Stock may require the Company to redeem his shares of Series A Preferred Stock (if there are funds with which the Company may legally do so) at a price of $1.00 per share. Notwithstanding the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. The holders of Series A Preferred Stock may convert their Series A Preferred Stock into shares of Common Stock of the Company at a price of $5.20 per share. At June 30, 2005 and December 31, 2004, 681,174 shares of Series A Preferred Stock were outstanding.

NOTE 7 - STOCKHOLDERS' EQUITY

    (a) Common Stock:

        On each of January and February 20, 2005, the Company issued 37,500 shares of its Common Stock, for a total of 75,000 shares, as compensation to its public relations firm. The Company recorded $4,875 of expense as a result of this issuance.

        On February 20, 2005, the Company issued 1,960,784 shares of its Common Stock in exchange for the conversion of the promissory note held by its COO.

        On April 1, 2005, the Company issued 800,898 shares of its Common Stock to its COO in partial payment of salary as per his employment agreement.

        On April 20, 2005, the Company sold 1,666,666 shares of its Common Stock to its Executive Vice president and General Counsel at a price of $.06 per share resulting in net proceeds to the Company of $100,000.

        On May 4, 2005, the Company sold 100,000 shares of its Common Stock to an unrelated third party at a price of $.06 per share resulting in net proceeds to the Company of $6,000.

        In May 2005, the Company sold a total of 350,000 shares of its Common Stock to two directors at a price of $.06 per share resulting in net proceeds to the Company of $21,000.

        On June 8, 2005, the Company sold 416,666 shares of its Common Stock to an unrelated third party at a price of $.06 per share resulting in net proceeds to the Company of $25,000.


    (b) Warrants:

        The Company has issued Common Stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company. A total of 432,500 shares of Common Stock are reserved for issuance upon exercise of outstanding warrants as of June 30, 2005 at prices ranging from $0.05 to $8.10 and expiring through December 2008. In connection with the September 2003 equity private placement, the Company issued a 5 year warrant to purchase 282,500 shares of its Common Stock at an exercise price of $0.12 per share to its retained placement agent, Robert M. Cohen & Company. The warrant contains piggyback registration rights. On January 20, 2005, the Company issued three year warrants to purchase a total of 25,000 shares of its Common Stock at $.05 per share to Consulting For Strategic Growth, Ltd., the Company's investor relations and public relations firm. This issuance brings their total warrants to 150,000. The Company recorded expense of $874 as the fair value of these warrants using the Black-Scholes method.


    (c) Stock Option Plans:

       In February 2003, the Company adopted the 2003 Equity Participation Plan (the "2003 EPP") , which was approved by stockholders at the Company's Annual Meeting on July 24, 2003. Under this plan, the Company has reserved 15,000,000 shares of common stock for the grant of incentive stock options and non-statutory stock options to employees and non-employee directors, consultants and advisors.

       Information with respect to options under the 2003 Equity Participation Plan is summarized as follows:

                                                    For the Six Months Ended
                                                          June 30, 2005
                                                 -------------- --------------
                                                     Shares         Prices
                                                 -------------- --------------

              Outstanding   at   beginning   of      6,685,000        $0.03 to
              period                                                     $0.18
              Granted                                  350,000  $ 0.07 to $.10
              Expired                                        -               -
              Cancelled                                      -               -
                                                 -------------- --------------
              Outstanding at end of period           7,035,000  $0.03 to $0.18
                                                 ============== ==============

        Options are usually granted at an exercise price at least equal to the fair value of the Common Stock at the grant date. During the six months ended June 30, 2005, options to purchase 200,000 shares of the Company's Common Stock at an exercise price of $.07 were granted to a member of the Company's Board of Advisors pursuant to his agreement and options to purchase 150,000 shares at an exercise price of $.10 were granted to the Executive Vice President and General Counsel.


NOTE  8 - COMMITMENTS AND CONTINGENCIES

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

        On December 12, 2003, the Company signed a royalty agreement with Parallel Solutions, Inc. "(PSI") to develop a new bioshielding platform technology for the delivery of therapeutic proteins and small molecule drugs in order to extend circulating half-life to improve bioavailability and dosing regimen, while maintaining or improving pharmacologic activity. The agreement provides for PSI to pay the Company a percentage of the revenue received from the sale of certain specified products or licensing activity. The Company is providing capital and guidance to PSI to conduct a proof of concept study to improve an existing therapeutic protein with the goal of validating the bioshielding technology for further development and licensing the technology. The Company has paid a total of $720,000 since the inception of the agreement. The agreement also calls for the Company to pay on behalf of PSI $280,000 of certain expenses relating to testing of the bioshielding concept. Since inception, through June 30, 2005, the Company paid $74,060 of such expenses.


NOTE  9 -  RELATED PARTIES

        On May 4, 2005, the Company's Board of Directors (the "Board") voted to approve an amendment to Mr. Weinreb's letter agreement, subject to approval of the stockholders which was obtained on July 20, 2005, pursuant to which Mr. Weinreb's employment agreement will be amended to
        (a) extend the expiration date thereof from February 2006 to December 2008; (b) change Mr. Weinreb's annual base salary of $217,800 (with an increase of 10% per annum) to an annual base salary of $250,000 (with no increase per annum); (c) grant Mr. Weinreb 3,000,000 shares of common stock, 1,000,000 shares of which shall vest on each of the date of grant and the first and second anniversaries of the date of grant; (d) amend the severance provision of the existing employment agreement to provide that in the event of termination without cause (subject to certain exceptions), Mr. Weinreb will be entitled to receive a lump sum payment equal to his then base salary and automobile allowance for a period of one year; (e) commencing in August 2006, increase Mr. Weinreb's annual bonus from $20,000 to $25,000; (f) in August 2005, pay Mr. Weinreb $15,000 to cover costs incurred by him on behalf of the Company; and (g) in 2006, provide for the reimbursement of all premiums in an annual aggregate amount of up to $18,000 payable by Mr. Weinreb for life and long term care insurance covering each year during the remainder of the term of his employment.


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

        In consideration for Mr. Aholt's services under the Letter Agreement, Mr. Aholt will be entitled to receive a monthly salary of $4,000 during the first year of the Term, $5,000 during the second year of the Term, and $6,000 during the third year of the Term. In further consideration for Mr. Aholt's services under the Letter Agreement, on January 1, 2005 and on the first day of each calendar quarter thereafter during the Term, Mr. Aholt will be entitled to receive shares of Common Stock with a "Dollar Value" of $26,750, $27,625 and $28,888, respectively, during the first, second and third years of the Term. The per share price (the "Price") of each share granted to determine the Dollar Value will be the average closing price of one share of Common Stock on the Bulletin Board (or other similar exchange or association on which the Common Stock is then listed or quoted) for the five (5) consecutive trading days immediately preceding the date of grant of such shares; provided, however, that if the Common Stock is not then listed or quoted on an exchange or association, the Price will be the fair market value of one share of Common Stock as of the date of grant as determined in good faith by the Board of Directors of the Company. The number of shares of Common Stock for each quarterly grant will be equal to the quotient of the Dollar Value divided by the Price. The shares granted will be subject to a one year lockup as of the date of each grant. Mr. Aholt received 477,679 shares of the Company's Common Stock on January 1, 2005 and 800,898 shares on April 1, 2005.

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

        On May 4, 2005, the Board voted to approve an amendment to Mr. Aholt's letter agreement, subject to approval of the stockholders which was obtained on July 20, 2005, to (a) replace the provision of Mr. Aholt's existing employment agreement pursuant to which he is compensated in shares of common stock with a provision pursuant to which he will be compensated solely in cash, effective as of September 30, 2005; (b) replace the provision of Mr. Aholt's existing employment agreement pursuant to which his compensation accrues on a monthly and/or quarterly basis with a provision pursuant to which his compensation will be paid in accordance with the Company's normal payroll practices, effective as of September 30, 2005; and (c) provide for a minimum annual bonus of $12,000, payable in January of each year during the term of his employment, commencing in January 2006.

        On August 12, 2004 ("Commencement Date") the Company and Dr. Wayne A. Marasco, a Company Director, entered into a Letter Agreement appointing Dr. Marasco as the Company's Senior Scientific Advisor. Dr. Marasco will be responsible for assisting the Company in reviewing and evaluating business, scientific and medical opportunities, and for other discussions and meetings that may arise during the normal course of the Company conducting business. For his services, during a three year period ("Term"), Dr. Marasco shall be entitled to annual cash compensation with increases each year of the Term and an additional cash compensation based on a percentage of collected revenues derived from the Company's royalty or revenue sharing agreements. Although the annual cash compensation and additional cash compensation stated above shall begin to accrue as of the Commencement Date, Dr. Marasco will not be entitled to receive any such amounts until the Company raises $1,500,000 in additional equity financing after the Commencement Date. In addition, Dr. Marasco was granted an option, fully vested, to purchase 675,000 shares of the Company's common stock at an exercise price of $.10 cents per share. The shares will be subject to a one year lockup as of the date of grant. The exercise period will be ten years, and the grant will otherwise be in accordance with the Company's 2003 Equity Participation Plan and Non-Qualified Stock Option Grant Agreement. As of June 30, 2005, Mr. Marasco has accrued $96,500 in salary under this agreement.

        On May 4, 2005, the Board voted to approve an amendment to Dr. Marasco's letter agreement, subject to approval of the stockholders which was obtained on July 20, 2005, pursuant to which Dr. Marasco's letter agreement with the Company will be amended to (a) extend the term of the letter agreement from August 2007 to August 2008; (b) provide for an annual salary of $110,000, $125,000 and $150,000 for the years ended August 2006, 2007 and 2008, payable in each such year during the term;
        (c) provide for a minimum annual bonus of $12,000, payable in January of each year during the term, commencing in January 2006; (d) eliminate Dr. Marasco's right under his existing letter agreement to receive 5% of all collected revenues derived from the Company's royalty or other revenue sharing agreements (which right is subject to the limitation that the amount of such additional cash compensation and Dr. Marasco's annual salary do not exceed, in the aggregate, $200,000 per year); and (e) permit Dr. Marasco to begin receiving all accrued but unpaid cash compensation under his letter agreement upon the Company's consummation of any financing, whether equity or otherwise, pursuant to which the Company raises $1,500,000.

        On April 20, 2005 (the "Commencement Date"), the Company entered into a letter agreement (the "Letter Agreement") with Catherine M. Vaczy pursuant to which Ms. Vaczy will serve as the Company's Executive Vice President and General Counsel. Subject to the terms and conditions of the letter agreement, the term of Ms. Vaczy's employment in such capacity will be for a period of three (3) years from the commencement date (the "Term").

        In consideration for Ms. Vaczy's services under the letter agreement, Ms. Vaczy is entitled to receive an annual salary of $155,000 during the first year of the term, a minimum annual salary of $170,500 during the second year of the term, and a minimum annual salary of $187,550 during the third year of the term. Ms. Vaczy and the Company have agreed that from the commencement date until the 90th day thereafter (the "Initial 90 Day Period"), Ms. Vaczy's salary will be paid to her at a rate of 50% of the annual rate and accrue as to the remainder. At the end of the initial 90 day period, and at the end of each additional 90 day period thereafter, whether to continue to accrue salary at this rate and provision for payment of accrued amounts will be discussed in good faith. Payment of accrued salary may be made in cash, or, upon mutual agreement, shares of Common Stock. Any shares of Common Stock issued in payment of accrued salary shall have a per share price equal to the average closing price of one share of common stock on the Bulletin Board (or other similar exchange or association on which the Common Stock is then listed or quoted) for the five (5) consecutive trading days immediately preceding the date of issue of such shares; provided, however, that if the common stock is not then quoted on the Bulletin Board or otherwise listed or quoted on an exchange or association, the price shall be the fair market value of one share of common stock as of the date of issue as determined in good faith by the Board. The number of shares of common stock for any issuance in payment of accrued salary shall be equal to the quotient of the amount of the accrued salary divided by the price. The shares issued will be subject to a one-year lock up as of the date of each grant and shall be registered with the Securities and Exchange Commission on a Registration Statement on Form S-8.

        In the event Ms. Vaczy's employment is terminated prior to the end of the term for any reason, earned but unpaid cash compensation and unreimbursed expenses due as of the date of such termination will be payable in full. In addition, in the event Ms. Vaczy's employment is terminated prior to the end of the term for any reason other than by the Company with "cause" or Ms. Vaczy without "good reason", Ms. Vaczy or her executor of her last will or the duly authorized administrator of her estate, as applicable, will be entitled in the event the employment termination date is after April 20, 2006, to receive severance payments equal to Ms. Vaczy's then one year's salary, paid in accordance with the Company's standard payroll practices for executives of the Company and
        (ii) in the event the employment termination date is before April 20, 2006 but after October 20, 2005, to receive severance payments equal to one-sixth of Ms. Vaczy's then one year's salary, paid in accordance with the Company's standard payroll practices for executives of the Company. In addition, in the event Ms. Vaczy's employment is terminated prior to the end of the term by the Company without "cause" or by Ms. Vaczy for "good reason", the option (as defined below) shall vest and become immediately exercisable in its entirety and remain exercisable in accordance with its terms. No other payments shall be made, nor benefits provided, by the Company in connection with the termination of employment prior to the end of the term, except as otherwise required by law.


NOTE  10 - INDUSTRY AND GEOGRAPHICAL SEGMENTAL INFORMATION

        The Company's operations are currently in one segment, namely the "run off" of its sale of extended warranties and service contracts via the Internet. Additionally, the Company is currently endeavoring to establish new business operations by providing capital as well as consulting and guidance to companies in multiple sectors of the healthcare and life sciences industries, in exchange for a percentage of revenues, royalty fees, licensing fees and other product sales of the target companies. To date, the company has not realized any revenue from its purchase of those interests. The Company's operations are conducted entirely in the United States.


NOTE  11 - SUBSEQUENT EVENTS

        On July 1, 2005, 668,750 shares of the Company's Common Stock were issued to Robert Aholt based on the formula in his employment agreement in partial payment of salary.

        On July 1, 2005, 16,666 shares of the Company's Common Stock were issued to Consulting for Strategic Growth Ltd., the Company's investor relations and public relations firm; as compensation for work to be performed in July 2005.

        On July 18, 2005, the Company sold 1,250,000 shares of its Common Stock to its Executive Vice President and General Counsel at a price of $.06 per share resulting in net proceeds to the Company of $75,000.

        In July 2005, the President and CEO advanced the Company $19,000 which bears interest at 8% per annum and is due on demand.

        On July 20, 2005, at the Company's Annual Meeting of Stockholders, the Company's stockholders approved the issuance of 3,000,000 shares of the Company's Common Stock to Mark Weinreb, President and CEO under the 2003 Equity Participation Plan, of which 1,000,000 shares vest immediately and 1,000,000 shares vest on each of the next two anniversary dates. In addition, the shareholders approved the following:

          1. An increase in the number of authorized shares of Common Stock from 250,000,000 to 500,000,000

          2. An amendment to the 2003 Equity Participation Plan to increase the shares of Common Stock covered by the plan from 15 million to 50 million shares

          3. Granting of 8,000,000 options to purchase the Company's Common Stock to Officers, Directors and employees at an exercise price of $.06 per share which was greater than the fair market value of one share of Common Stock on the date of grant.

          4. Amendments to the employment agreements of the CEO, COO and Chief Scientific Officer

          5. The appointment of Holtz Rubenstein Reminick LLP as the Company's independent certified public accountant for fiscal year 2005

There was not present at the meeting a quorum of the holders of the Series A Preferred Stock and the meeting was adjourned with respect to the proposal to approve an amendment to the certificate of designations for the Series A Preferred Stock. There were no shares of Series A Preferred Stock present, accordingly, this action was ratified by the shares of Common Stock present. Pursuant to the proposal, stockholders were asked to approve an amendment to the certificate of designations to permit the Company to issue in conversion of the outstanding shares of Series A Preferred Stock and its obligation to pay accrued dividends thereon a total of 5,449,368 shares of common stock (eight (8) shares per Series A Preferred Stock outstanding).

         On August 11, 2005, at a meeting of the Board, the Board approved (i) the adoption of the Company's Amended and Restated By-laws; (ii) the issuance to Mark Weinreb, the Company's President and CEO, of a promissory note in the aggregate amount of $25,000 bearing annual interest of 8% and payable on demand, which relates to cash advances totaling $25,000 made by Mr. Weinreb to the Company during July and August 2005; (iii) the approval of the sale to Wayne Marasco, the Company's Chief Scientific Officer, of 833,333 shares of Common Stock at a per share purchase price of $.06, for an aggregate purchase price of $50,000; and (iv) the approval of an agreement with Catherine Vaczy, the Company's Executive Vice President and General Counsel, pursuant to which (A) on August 12, 2005 Ms. Vaczy was issued 412,339 shares of Common Stock in payment of $24,740 in salary accrued during the period April 20, 2005 through August 12 2005, based on a per share purchase price of $.06, the closing price of the Common Stock on August 12, 2005; (B) Ms. Vaczy will continue to accrue her salary as to 50% through September 30, 2005 at which time she will be issued shares of Common Stock in payment therefor based on the closing price of the Common Stock on September 30, 2005; and (C) commencing on October 1, 2005, Ms. Vaczy will be paid her salary solely in cash in accordance with the Company's standard payroll practice.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward Looking Statements

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

GENERAL

On December 12, 2003, the Company signed a royalty agreement with Parallel Solutions, Inc. "(PSI") to develop a new bioshielding platform technology for the delivery of therapeutic proteins and small molecule drugs in order to extend circulating half-life to improve bioavailability and dosing regimen, while maintaining or improving pharmacologic activity. The agreement provides for PSI to pay the Company a percentage of the revenue received from the sale of certain specified products or licensing activity. The Company is providing capital and guidance to PSI to conduct a proof of concept study to improve an existing therapeutic protein with the goal of validating the bioshielding technology for further development and licensing the technology. The Company has paid a total of $720,000 since the inception of the agreement. The agreement also calls for the Company to pay on behalf of PSI $280,000 of certain expenses relating to testing of the bioshielding concept. Since inception, through June 30, 2005, the Company paid $74,060 of such expenses.

On June 28, 2005, the Company commenced a private placement of a minimum of $500,000 and a maximum of $2,000,000, without accounting for any over-subscription allowances, of Senior Secured Convertible Notes and Common Stock Warrants. The Convertible Notes bear interest at 10% per annum paid semiannually in arrears and are convertible at any time into shares of the Company's Common Stock at a conversion price of $.08 per share. In addition, for each $1,000 face amount of Convertible Note purchased, the investor will receive a Warrant to purchase 12,500 shares of Common Stock. Each Warrant is exercisable at a price of $.10 per share. This offering will expire on August 31, 2005 unless extended by the Company and the placement agent. As of August 11, 2005, the placement agent has not closed nor remitted any funds to the Company.


RESULTS OF OPERATIONS

The Company recognizes revenue from its warranty service contracts business over the life of contracts executed. Additionally, the Company purchased insurance to fully cover any losses under the service contracts from a domestic carrier. The insurance premium expense and other costs related to the sale are amortized ratably over the life of the contracts.

Three Months Ended June 30, 2005 Compared To Three Months Ended June 30, 2004.

The Company recognized revenues from the sale of extended warranties and service contracts via the Internet of $9,448 for the three months ended June 30, 2005 as compared to $7,073 for the three months ended June 30, 2004. The revenues generated in the quarter were derived entirely from revenues deferred over the life of contracts sold in prior periods. Similarly, direct costs incurred were $6,603 and $4,871 for the three months ended June 30, 2005 and 2004, respectively. In addition, the Company paid $0 and $240,000 respectively for the three months ended June 30, 2005 and 2004 towards the purchase of royalty interests as per its agreement with PSI. Due to the uncertainty of the future revenues, the amounts paid have been charged to current operations.

General and administration expenses increased approximately $183,000 to $358,760 for the three months ended June 30, 2005 as compared to $175,532 for the three months ended June 30, 2004. The increase in general and administrative expenses is primarily due to increases in payroll and related expenses of $90,000 and investor relations expenses of $11,000, legal expenses of $75,000, professional fees of $40,000 partially offset by reductions in D&O insurance of $18,000 and investment banking commissions of $15,000.

Interest expense decreased by approximately $42,000 for the three months ended June 30, 2005 from the three months ended June 30, 2004. Such decrease was primarily as a result of reduced interest rates on certain debt, no shares being issued as additional interest and the elimination of default options on debt that has been repaid.

For the reasons cited above, including primarily that no payments were made towards royalty interests in the three months ended June 30, 2005, the net loss for the three months ended June 30, 2005 decreased to $393,066 from $492,180 for the three months ended June 30, 2004.

Six Months Ended June 30, 2005 Compared To Six Months Ended June 30, 2004.

The Company recognized revenues from the sale of extended warranties and service contracts via the Internet of $19,983 for the six months ended June 30, 2005 as compared to $34,415 for the six months ended June 30, 2004. The revenues generated in the quarter were derived entirely from revenues deferred over the life of contracts sold in prior periods. Similarly, direct costs incurred were $14,020 and $24,144 for the six months ended June 30, 2005 and 2004, respectively. In addition, the Company paid $0 and $480,000 respectively for the six months ended June 30, 2005 and 2004 towards the purchase of royalty interests as per its agreement with PSI. Due to the uncertainty of the future revenues, the amounts paid have been charged to current operations.

General and administration expenses increased approximately $250,000 to $574,261 for the six months ended June 30, 2005 as compared to $324,611 for the six months ended June 30, 2004. The increase in general and administrative expenses is primarily due to increases in payroll and related expenses of $169,000 and investor relations expenses of $14,000, legal expenses of $69,000, professional fees of $21,000, travel of $7,000, rent and other expenses of $3,000 partially offset by reductions in D&O insurance of $18,000 and investment banking commissions of $15,000.

Interest expense decreased by approximately $80,000 for the six months ended June 30, 2005 from the six months ended June 30, 2004. Such decrease was primarily as a result of reduced interest rates on certain debt, no shares being issued as additional interest and the elimination of default options on debt that has been repaid.

For the reasons cited above, including primarily that no payments were made towards royalty interests in the six months ended June 30, 2005, the net loss for the six months ended June 30, 2005 decreased to $642,736 from $948,386 for the six months ended June 30, 2004.



LIQUIDITY AND CAPITAL RESOURCES

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period indicated:

                                                                      Six Months Ended
                                                                      ----------------
                                                                 June 30, 2005     June 30, 2004
                                   Cash used in
                                     Operating Activities          $    (332,608)    $  (765,146)

                                   Cash used in
                                     Investing Activities          $           -     $    (3,288)

                                   Cash provided by
                                     Financing Activities          $     305,000     $   559,237

The Company incurred a net loss of $642,736 for the six months ended June 30, 2005. Such loss adjusted for non-cash items such as deferred revenues (net of deferred acquisition costs) ($5,963) and other non-cash credits totaling $34,010 resulted in cash used in operations totaling $332,608 for the six months ended June 30, 2005 including working capital movements of $258,239 which is comprised of accounts payable, accrued expenses and other liabilities of $256,929 and prepaid expenses of $1,310.

To meet its cash requirement for the six months ended June 30, 2005, the Company relied on the net proceeds from the issuance of Promissory Notes and Common Stock in the amount of $305,000. In order to address the cash requirements for the Company through the end of the year, the Company, on June 28, 2005, commenced a private placement of a minimum of $500,000 and a maximum of $2,000,000, without accounting for any over-subscription allowances, of Senior Secured Convertible Notes and Common Stock Warrants. The Convertible Notes bear interest at 10% per annum paid semiannually in arrears and are convertible at any time into shares of the Company's Common Stock at a conversion price of $.08 per share. In addition, for each $1,000 face amount of Convertible Note purchased, the investor will receive a Warrant to purchase 12,500 shares of Common Stock. Each Warrant is exercisable at a price of $.10 per share. This offering will expire on August 31, 2005 unless extended by the Company and the placement agent. As of August 11, 2005, the placement agent has not closed nor remitted any funds to the Company.

The Company has a contractual commitment to pay PSI up to an additional $205,940 through the end of its agreement. As of June 30, 2005, the Company had virtually no cash balances. The Company will rely on its current cash, the private placement of convertible notes and warrants and proceeds from the sale of promissory notes and common stock to fund its new business operations until they become cash generative, if at all. All interest payments are current. There can be no assurance that sufficient proceeds will be raised to meet current obligations when due.

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

INFLATION

The Company does not believe that its operations have been materially influenced by inflation for the six months ended June 30, 2005, a situation which is expected to continue for the foreseeable future.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Cumulative dividends payable on Series A Convertible Redeemable Preferred Stock totaled $504,722 at June 30, 2005, of which $23,842 represents dividends for the six months then ended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  An annual meeting of stockholders was held on July 20, 2005.
(b) The Directors elected at the annual meeting were Mark Weinreb, Wayne A. Marasco and Joseph D. Zuckerman. Such persons are all of the Directors of the Company whose term of office continued after the annual meeting.
(c) The matters voted upon at the annual meeting and the results of the voting, including broker non-votes where applicable, are set forth below:

(i)  Election of Directors

         Name                       In Favor                  Witheld
         ---------                  --------                  -------
         Mark Weinreb               34,340,869                19,258
         Wayne A. Marasco           34,340,876                19,251
         Joseph D. Zuckerman        34,340,865                19,262

(ii) The stockholders approved an amendment to the certificate of incorporation to increase the number of shares of the Company's authorized Common Stock from 250,000,000 to 500,000,000. The stockholders voted 34,185,651 shares in favor and 144,245 shares against. 30,230 shares abstained from voting.
(iii) There was not present at the meeting a quorum of the holders of the Series A Preferred Stock and the meeting was adjourned with respect to the proposal to approve an amendment to the certificate of designations for the Series A Preferred Stock. This action was ratified by the shares of Common Stock present. There were no shares of Series A Preferred Stock present. The Common Stock holders voted 22,519,124 shares in favor and 142,119 shares against. 11,126 shares abstained from voting.
(iv) The stockholders approved (A) an amendment to the Company's 2003 EPP and the grants of options to the Company's executive officers, controller and directors under the 2003 EPP; (B) amendments to the employment agreements of certain of the Company's executive officers; and (C) a grant of a restricted stock award under the 2003 EPP to the President and CEO. The stockholders voted 24,526,134 shares in favor and 159,038 shares against. 3,863 shares abstained from voting. There were 9,671,092 broker nonvotes.
(v) The stockholders ratified the appointment by the Board of Holtz Rubenstein Reminick LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 2005. The stockholders voted 34,342,434 shares in favor and 2,103 shares against. 15,590 shares abstained from voting.

ITEM 6.  EXHIBITS

(a)      Exhibits

           3.1 Amended and Restated By-laws
           3.2 Amendment dated July 20, 2005 to Certificate of Incorporation
          10.1 Amendment dated July 18, 2005 to Stock Purchase Agreement with Catherine M. Vaczy dated April 20, 2005
          10.2 Amendment dated July 20, 2005 to Employment Agreement with Mark Weinreb dated February 6, 2003
          10.3 Amendment dated July 20, 2005 to Employment Agreement with Wayne
               A. Marasco dated August 12, 2004
          10.4 Amendment dated July 20, 2005 to Employment Agreement with Robert Aholt dated September 13, 2004
          10.5 Form of Option Agreement dated July 20, 2005
          10.6 Form of Promissory Note Extension
          10.7 Letter Agreement dated August 12, 2005 with Catherine M. Vaczy
          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          99.1 2003 Equity Participation Plan, as amended

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PHASE III MEDICAL, INC.
                                (Registrant)



                                   By:  /s/  Mark Weinreb
                                        -----------------
                                        Mark Weinreb, President and Chief
                                        Executive Officer

                                        Date: August 15, 2005