Form 10-Q
period 2005-09-30
PHASE III MEDICAL INC/DE
filed 2005-11-14
CIK 320017

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Transition Period from                  to
                               ----------------    ----------------

                         Commission file number 0-10909

                             PHASE III MEDICAL, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    22-2343568
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


       330 SOUTH SERVICE ROAD, SUITE 120, MELVILLE, NEW YORK    11747
                (Address of principal executive offices)      (zip code)

Registrant's telephone number, including area code: 631-574-4955


              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---     ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act of 1934). Yes     No X
                                                       ---    ---

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes X   No
                                    ---    ---

           55,645,530 SHARES, $.001 PAR VALUE, AS OF NOVEMBER 10, 2005

 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                                    I N D E X


                                                                        Page No.
Part I - Financial Information:                                        --------

        Item 1.         Financial Statements (Unaudited):

                        Balance Sheets
                        At September 30, 2005 and December 31, 2004         3

                        Statements of Operations
                        For the three and nine months
                        ended September 30, 2005 and 2004                   4

                        Statements of Cash Flows
                        for the nine months ended
                        September 30, 2005 and 2004                         5


                        Notes to Unaudited Financial Statements           6 - 13


        Item 2.         Management's Discussion and Analysis of
                        Financial Condition and Results of               14 - 16
                        Operations

        Item 3.         Quantitative and Qualitative Disclosures
                        About Market Risk                                   17

        Item 4.         Controls and Procedures                             17

Part II - Other Information:

        Item 3.         Defaults Upon Senior Securities                     18

        Item 6.         Exhibits                                            18

                        Signatures                                          19

                             PHASE III MEDICAL, INC.

                                 BALANCE SHEETS
                                   (Unaudited)

ASSETS
                                                September 30,    December 31,
                                                     2005           2004
                                               --------------- --------------
Current assets:
  Cash and equivalents                              $  10,377      $  27,868
  Prepaid expenses and other current assets            24,218         21,233
                                               ------------------------------
        Total current assets                           34,595         49,101

Property and equipment, net                             1,978          3,446
Deferred acquisition costs                             24,127         43,897
Other assets                                            3,000          3,000
                                               ------------------------------
                                                    $  63,700      $  99,444
                                               ==============================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Interest and dividends payable -
   preferred stock                                   $ 516,643     $  480,880

  Accounts payable and accrued expenses                380,372        235,053
  Accounts payable and accrued expenses
   related parties                                     327,261          2,999
  Notes payable                                        400,000        390,000
  Notes payable - related parties                      148,000         85,000
    Convertible debentures, related party -
     net of debt discount of $0 and $5,882             100,000         94,118
                                                ------------------------------

            Total current liabilities                1,872,276      1,288,050

    Unearned revenues                                   33,806         62,007

    Series A mandatorily redeemable convertible
     preferred stock                                   681,174        681,174
                                                ------------------------------
    Total Liabilities                                2,587,256      2,031,231
                                                ------------------------------

    Stockholders' Deficit:
      Preferred stock; authorized, 5,000,000
       shares Series B convertible  redeemable
       preferred stock, liquidation  value, 10
       shares of common stock per share; $0.01
       par value; authorized, 825,000 shares;
       issued and outstanding, 10,000 shares               100            100

    Common stock, $.001 par value; authorized,
     250,000,000 shares; issued and outstanding,
     53,256,843 shares at September 30, 2005 and
     41,029,552 shares at December 31, 2004             53,257         41,031

    Additional paid-in capital                      11,151,500     10,537,408
    Accumulated deficit                            (13,728,413)   (12,510,326)
                                                ------------------------------

            Total stockholders' deficit             (2,523,556)    (1,931,787)
                                                ------------------------------
                                                     $  63,700     $   99,444
                                                ==============================

                 See accompanying notes to financial statements

                             PHASE III MEDICAL, INC.


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                       Three Months Ended September 30,   Nine Months Ended September 30,
                                       --------------------------------   -------------------------------
                                             2005             2004           2005               2004
                                       --------------------------------   -------------------------------
Earned revenues                          $     8,218     $    2,968        $    28,201     $    37,383

Direct costs                                  (5,750)        (1,964)           (19,770)        (26,108)
                                       -----------------------------------------------------------------

Gross profit                                   2,468          1,004              8,431          11,275

Selling, general and administrative         (538,070)      (184,342)        (1,112,331)       (508,953)
Purchase of medical royalty stream            (6,540)      (234,060)            (6,540)       (714,060)
                                       -----------------------------------------------------------------

Operating loss                              (542,142)      (417,398)        (1,110,440)     (1,211,738)

Other income (expense):
  Interest income                                  -              -                  -             159
  Interest expense                           (21,288)       (71,176)           (71,884)       (201,539)
  Interest expense - Series A
   mandatorily redeemable convertible                                          (35,763)        (35,763)
   preferred stock                           (11,921)       (11,921)
                                       -----------------------------------------------------------------
Net loss attributable to common
 stockholders                            $  (575,351)    $ (500,495)       $(1,218,087)    $(1,448,881)
                                       =================================================================

Net loss per common share                $      (.01)    $     (.01)       $      (.03)    $      (.05)
                                       =================================================================
Weighted average common shares
 outstanding                              51,237,184     33,464,208         46,257,323      29,885,230
                                       =================================================================




                See accompanying notes to financial statements.

                             PHASE III MEDICAL, INC.


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Nine months ended
                                                                               September 30,
                                                                            2005           2004
                                                                        ------------- --------------
Cash flows from operating activities:
Net loss                                                                $(1,218,087)   $(1,448,881)

Adjustments to reconcile net loss to net
 cash used in operating activities:
Common shares issued and stock options granted for
 services rendered and interest expense                                     239,318        152,337
Depreciation                                                                  1,468          1,933
Deferred acquisition costs                                                   19,770         26,108
Amortization of debt discount                                                 5,882          2,941
Series A mandatorily redeemable preferred stock dividends                    35,763
Changes in operating assets and liabilities
Prepaid expenses and other current assets                                    (2,985)        18,024
Unearned revenues                                                           (28,201)       (37,383)
Accounts payable, accrued expenses and other current liabilities            469,581        164,857
                                                                        ----------------------------
Net cash used in operating activities                                      (477,491)    (1,120,064)
                                                                        ----------------------------
Cash flows from investing activities:
Acquisition of property and equipment                                             -         (3,934)
                                                                        ----------------------------
Net cash used in investing activities                                             -         (3,934)
                                                                        ----------------------------
Cash flows from financing activities:
Net Proceeds from issuance of common stock                                  287,000      1,109,000
Proceeds from advances on notes payable                                      55,000        410,000
Proceeds from advances on notes payable - related parties                    48,000
Proceeds from convertible debenture, related party                          100,000        100,000
Repayments of notes payable                                                 (30,000)      (235,000)
Repayment of long-term debt                                                       -         (9,513)
                                                                        ----------------------------
Net cash provided by financing activities                                   460,000      1,374,487
                                                                        ----------------------------
Net (decrease) increase in cash and cash equivalents                        (17,491)       250,489

Cash and cash equivalents at beginning of period                             27,868        210,947
                                                                        ----------------------------
Cash and cash equivalents at end of period                              $    10,377    $   461,436
                                                                        ============================


                                                                             2005          2004
                                                                        ------------- --------------
Supplemental  Disclosure of Cash Flow Information:

Cash paid during the period for:

  Interest                                                              $    64,166    $    61,825
                                                                        ============= ==============

Supplemental Schedule of Non-cash Financing Activities:

  Net accrual of dividends on Series A Preferred Stock                  $    35,763    $         -
                                                                        ============= ==============

  Issuance of common stock for services rendered                        $   236,122    $     6,000
                                                                        ============= ==============
  Compensatory element of stock options                                 $     3,196    $   127,137
                                                                        ============= ==============



                 See accompanying notes to financial statements.

                             PHASE III MEDICAL, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY

     Phase III Medical, Inc. ("Phase III" or the "Company") provides capital as well as consulting and guidance to companies in multiple sectors of the healthcare and life sciences industries, in exchange for a percentage of revenues, royalty fees, licensing fees and other product sales of the target companies. The Company charges payments for the purchase of these interests to expense as paid and will record revenues when payments are received. As of September 30, 2005, the Company has not received any such payments. Through June 30, 2002, the Company was a provider of extended warranties and service contracts via the Internet at
     warrantysuperstore.com. The business of the Company today comprises the "run off" of its sale of extended warranties and service contracts via the Internet and the new business opportunity it is pursuing in the healthcare and life sciences industries.


NOTE 2 - BASIS OF PRESENTATION

     The  accompanying  unaudited  financial  statements  have been  prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2005 and December 31, 2004, the results of operations for the three and nine months ended September 30, 2005 and 2004 and the cash flows for the nine months ended September 30, 2005 and 2004. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

     The December 31, 2004 balance sheet has been derived from the audited financial statements at that date included in the Company's Annual Report on Form 10-K/A. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A.

NOTE 3 - STOCK OPTIONS

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

     The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for all periods:

                                                Three Months Ended September 30,           Nine Months Ended September 30,
                                                    2005                2004                 2005              2004
                                               ----------------    ----------------   ----------------    ----------------
Net loss as reported                           $      (575,351)    $      (500,495)   $    (1,218,087)    $    (1,448,881)
Additional compensation                                (49,553)             (7,488)           (85,005)           (165,273)
                                               ----------------    ----------------   ----------------    ----------------
Adjusted net loss                              $      (624,904)    $      (507,983)   $    (1,303,092)    $    (1,614,154)
                                               ================    ================   =================   ================
Net loss per share as reported                 $          (.01)    $          (.01)   $          (.03)    $          (.05)
                                               ================    ================   =================   ================
Adjusted net loss per share                    $          (.01)    $          (.02)   $          (.03)    $          (.05)
                                               ================    ================   =================   ================



       .
NOTE 4 - NOTES PAYABLE

     On March 17, 2003, the Company commenced a private placement offering which raised $250,000 in 6-month promissory notes in increments of $5,000 bearing interest at 15% per annum. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended (the "Securities Act"), were eligible to purchase these promissory notes. As of September 30, 2005, $170,000, of which $15,000 is to a related party, is outstanding from the original $250,000 and is in default and remains unpaid. All interest payments on these notes have been made.

     On August 26, 2003, the Company borrowed $25,000 from a then consultant to the Company. In October 2004, this note was combined with a note of $50,000 previously held by an unrelated third party. This new note accrues interest at 8% and was due on August 31, 2005 together with the accrued interest. As of September 30, 2005, this note remains unpaid and is in default. All interest payments have been accrued.

     In February 2004, the Company commenced a sale of 30 day 20% notes in the amount of $125,000 to three accredited investors to fund current operations. It was anticipated that these notes would be repaid from the proceeds of the January 2004 amended equity private placement. Two of these notes have a default provision that if they are not paid within 30 days, there is an additional interest payment of $250 per $25,000 of principal outstanding for each 30 day period or part thereof the notes remain unpaid. As of September 30, 2005, all of these notes together with accrued interest have been repaid. In May 2004, the Company sold an additional 30 day 20%
     note in the amount of $40,000 to an accredited investor to fund current operations. This note plus interest has been repaid. In July 2004, the Company sold a five month 20% note in the amount of $25,000 and two six month 20% notes totaling $80,000 to three accredited investors to fund current operations. As of September 30, 2005, the $25,000 note has been repaid together with accrued interest. As of September 30, 2005 the remaining $80,000 is in default. All interest has been paid. In August 2004, the Company sold additional 30 day 20% notes in the amount of $55,000 to two accredited investors to fund current operations. As of September 30, 2005, $25,000 of these notes remains unpaid and is in default. All interest payments have been made. In December 2004, the Company sold a 60 day 8%
     note in the amount of $35,000 to the President and CEO, a 180 day 15% note in the amount of $25,000 to a related party, a 180 day 20% note in the amount of $15,000, of which $5,000 has been repaid and a 90 day 8% note in the amount of $25,000 to a Director, all accredited investors, totaling $100,000. As of September 30, 2005, these notes remain unpaid and are in default. All interest payments have been made.

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

     In January 2005, the Company sold a six month 20% note in the amount of $25,000 to an accredited investor to fund current operations. This note is in default and remains unpaid. All interest payments have been made. In February 2005, the Company sold a six month 20% note in the amount of $10,000 to an accredited investor to fund current operations. This note is in default and remains unpaid. All interest payments have been made. In March 2005, the Company sold a 30 day 8% note in the amount of $17,000 to the President and CEO and a one year 15% note in the amount of $20,000 to two accredited investors to fund current operations. All interest payments on these notes are current. The note in the amount of $17,000 remains unpaid and is in default as of September 30, 2005.

     In April 2005, the Company sold a one year 15% note in the amount of $100,000 to its Executive Vice President and General Counsel. The note contains certain rights and obligations regarding its conversion into shares of the Company's Common Stock. All interest payments on this note have been made.

     In August 2005, the Company sold an 8% note in the amount of $10,000 to its President and CEO, an accredited investor which is due on demand.

     In September 2005, Company sold two 8% notes in the amounts of $6,000 and $15,000 to its President and CEO, an accredited investor which are due on demand.

     A summary of the above descriptions is as follows:

                                                                            Repayments/
                                                                            Conversions
                                            December 31,                     to Common      September 30,
                                               2004            Proceeds        Stock            2005
                                            ------------     ------------   ------------   ------------
March 2003 Notes                             $ 155,000        $       -      $       -      $  155,000
Consultant Note                                 75,000                -              -          75,000
February - December 2004 Notes                 145,000                -        (30,000)        115,000
2005 Notes                                           -           55,000              -          55,000
Notes - Related Parties                        100,000           48,000              -         148,000
Convertible Debt - Related Parties              94,118          100,000        (94,118)        100,000
                                            ------------     ------------   ------------   ------------

Total                                        $ 569,118        $ 203,000      $(124,118)     $  648,000
                                            ============     ============   ============   ============


NOTE 5 - SERIES "A" MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

     The Certificate of Designation for the Company's Series A Preferred Stock provides that at any time after December 31, 1999 any holder of Series A Preferred Stock may require the Company to redeem his shares of Series A Preferred Stock (if there are funds with which the Company may legally do
     so) at a price of $1.00 per share. Notwithstanding the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. The holders of Series A Preferred Stock may convert their Series A Preferred Stock into shares of Common Stock of the Company at a price of $5.20 per share. At September 30, 2005 and December 31, 2004, 681,174 shares of Series A Preferred Stock were outstanding.


NOTE 6 - STOCKHOLDERS' EQUITY

(a)  Common Stock:

     In each of January and February 2005, the Company issued 37,500 shares of its Common Stock, for a total of 75,000 shares, as compensation to its public relations firm. The Company recorded $4,875 of expense as a result of this issuance.

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

     On July 1, 2005, the Company issued 668,750 shares of its Common Stock to its COO in partial payment of salary as per his employment agreement. The Company recorded an expense of $21,400 as a result of this issuance.

     On each of July 1, August 1, and September 1, 2005, the Company issued 16,666 shares of its Common Stock for a total of 49,998 shares as compensation to its public relations firm. The Company recorded an expense of $2,833 as a result of this issuance.

     On July 18, 2005, the Company sold 1,250,000 shares of its Common Stock to its Executive Vice President and General Counsel at a price of $.06 per share resulting in net proceeds to the Company of $75,000.

     On July 20, 2005, the Company issued 3,000,000 restricted shares of its Common Stock to its President and CEO as additional compensation as per his employment agreement approved by the shareholders of the Company at its annual meeting. The Company recorded an expense of $120,000 as a result of this issuance.

     On August 12, 2005, the Company issued 412,339 shares of its Common Stock to its Executive Vice President and General Counsel as payment of deferred compensation as per her employment agreement. The Company recorded an expense of $24,740 as a result of this issuance.

     On August 16, 2005, the Company sold 833,333 shares of its Common Stock to a director at a price of $.06 per share resulting in net proceeds to the Company of $50,000.

     On September 14, 2005, the Company issued 500,000 shares of its Common Stock to an Advisory Board member as compensation pursuant to her advisory agreement. The Company recorded an expense of $40,000 as a result of this issuance.

     On September 29, 2005, the Company sold 142,857 shares of its Common Stock to an unrelated third party at a price of $.07 per share resulting in net proceeds to the Company of $10,000.

(b)  Warrants:

     The Company has issued Common Stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, directors, officers and advisory board members of the Company. A total of 672,500 shares of Common Stock are reserved for issuance upon exercise of outstanding warrants as of September 30, 2005 at prices ranging from $0.05 to $8.10 and expiring through December 2008. In connection with the September 2003 equity private placement, the Company issued a 5 year warrant to purchase 282,500 shares of its Common Stock at an exercise price of $0.12 per share to its retained placement agent, Robert M. Cohen & Company. The warrant contains piggyback registration rights. On January 20, 2005, the Company issued three year warrants to purchase a total of 25,000 shares of its Common Stock at $.05 per share to Consulting For Strategic Growth, Ltd., the Company's investor relations and public relations firm. This issuance brings their total warrants to 150,000. The Company recorded expense of $874 as the fair value of these warrants using the Black-Scholes method. On September 14, 2005, the Company issued 240,000 Common Stock purchase warrants to a member of its Advisory Board. These warrants vest at the rate of 20,000 per month beginning with September 14, 2005. Each warrant entitles the holder to purchase one share of the Company's Common Stock at a price of $.08 per share. The warrant expires three years from issuance.

(c)  Stock Option Plans:

     In February 2003, the Company adopted the 2003 Equity Participation Plan (the "2003 EPP"), which was approved by stockholders at the Company's Annual Meeting on July 24, 2003. Under this plan, the Company has reserved 15,000,000 shares of common stock for the grant of incentive stock options and non-statutory stock options to employees and non-employee directors, consultants and advisors. In July 2005 the plan was increased to a total of 50,000,000 shares.

     Information with respect to options under the 2003 Equity Participation Plan is summarized as follows:

                                               For the Nine Months Ended
                                                   September 30, 2005
                                             -----------------------------
                                                 Shares         Prices
                                             -----------------------------

        Outstanding at beginning of period     6,685,000    $0.03 to $0.18
        Granted                               10,850,000    $0.07 to $.10
        Expired                                        -                 -
        Cancelled                                      -                 -
                                             -----------------------------
        Outstanding at end of period          17,535,000    $0.03 to $0.18
                                             =============================

     Options are usually granted at an exercise price at least equal to the fair value of the Common Stock at the grant date. During the nine months ended September 30, 2005, options to purchase 200,000 shares of the Company's Common Stock at an exercise price of $.07 were granted to a member of the Company's Board of Advisors pursuant to his agreement and options to purchase 150,000 shares at an exercise price of $.10 and 750,000 shares at an exercise price of $.06 were granted to the Executive Vice President and General Counsel. Options to purchase shares at an exercise price of $.06 were granted to two members of the Board of Directors totaling 4,050,000 shares. Options to purchase 4,000,000 shares at an exercise price of $.06 were granted to the President and CEO. The COO and another employee were granted options to purchase a total of 1,700,000 shares at an exercise price of $.06.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     On March 20, 2004, the Company entered into a consulting agreement which provides for the Company to give advice as to business development possibilities for the services and technology of NeoStem, Inc. ("NeoStem") (See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS). The agreement provides for the issuance of options to purchase 300,000 shares of the Company's Common Stock at an exercise price of $.10 per share. This option is immediately vested and expires ten years from the date of issue. The agreement also provides for the payment of $2,500 per month for each month after the Company has received capital contributions of $1,000,000 from the date of the agreement. If certain performance levels are met, the Company is obligated to issue an additional option to purchase 500,000 shares of the Company's Common Stock for an exercise price of $.10 per share. This agreement expired on September 20, 2005.

     On December 12, 2003, the Company signed a royalty agreement with Parallel Solutions, Inc. "(PSI") to develop a new bioshielding platform technology for the delivery of therapeutic proteins and small molecule drugs in order to extend circulating half-life to improve bioavailability and dosing regimen, while maintaining or improving pharmacologic activity. The agreement provides for PSI to pay the Company a percentage of the revenue received from the sale of certain specified products or licensing activity. The Company is providing capital and guidance to PSI to conduct a proof of concept study to improve an existing therapeutic protein with the goal of validating the bioshielding technology for further development and licensing the technology. The Company has paid a total of $720,000 since the inception of the agreement. The agreement also calls for the Company to pay on behalf of PSI $280,000 of certain expenses relating to testing of the bioshielding concept. Since inception, through September 30, 2005, the Company paid $74,060 of such expenses. In August 2005, the Company received from PSI a letter stating that the proof of concept study under the royalty agreement has been completed and that despite interesting preliminary in vitro results, the study did not meet the success standards set forth in the royalty agreement and that PSI has no definitive plans to move forward with the program. Phase III has requested pursuant to the royalty agreement that additional in vitro studies be performed with other molecules. PSI is under no obligation to perform any additional studies. If no additional studies are performed under the royalty agreement the likelihood of PSI generating revenues in which the Company would share is substantially reduced.

     On June 16, 2005, the Company signed a revenue sharing agreement with Healthwave, a medical billing company that utilizes advanced, proprietary technology and connectivity to improve the efficiency of paper-and labor-intensive routines of healthcare transaction processing. Under the agreement, Phase III initially will fund Healthwave $125,000 (with a potential for an additional $125,000) and will provide guidance to them principally relating to developing and marketing Healthwave's healthcare transaction processing services. In return, Healthwave will pay Phase III on a monthly basis a portion of its gross revenues, with certain stated minimums based on the stage of the agreement. Healthwave has the right to terminate the agreement by paying to Phase III a buy-out fee. The agreement is contingent on Phase III receiving certain minimum financing and satisfactorily completing its due diligence.

     On September 9, 2005, the Company signed a revenue sharing agreement with NeoStem, Inc. ("NeoStem"). The Company has agreed to fund NeoStem up to $20,000 initially to pay certain expenses which the Company has the right to approve or not to approve prior to funding. The Company has agreed to fund NeoStem based on a formula relating to the Company's ability to raise capital. Once funded, NeoStem will pay the Company monthly based on the revenue generated in the previous month with a minimum payment due each month. No assurances can be given that the Company will raise the capital needed to fund its obligations to NeoStem, that NeoStem's collection, processing and storage technology will be successfully implemented, that NeoStem will be able to commercialize its adult stem cell banking enterprise, or that there will be market acceptance of any such enterprise sufficient to generate any material revenues for NeoStem or any material royalty revenues for the Company, or that any stem cell therapeutic strategies will be successfully developed or commercialized

NOTE 8 - RELATED PARTIES

     On May 4, 2005, the Company's Board of Directors (the "Board") voted to approve an amendment to Mr. Weinreb's letter agreement, subject to approval of the stockholders which was obtained on July 20, 2005, pursuant to which Mr. Weinreb's employment agreement was amended to (a) extend the expiration date thereof from February 2006 to December 2008; (b) change Mr. Weinreb's annual base salary of $217,800 (with an increase of 10% per annum) to an annual base salary of $250,000 (with no increase per annum); (c) grant Mr. Weinreb 3,000,000 shares of common stock, 1,000,000 shares of which shall vest on each of the date of grant and the first and second anniversaries of the date of grant; (d) amend the severance provision of the existing employment agreement to provide that in the event of termination without cause (subject to certain exceptions), Mr. Weinreb will be entitled to receive a lump sum payment equal to his then base salary and automobile allowance for a period of one year; (e) commencing in August 2006, increase Mr. Weinreb's annual bonus from $20,000 to $25,000; (f) in August 2005, pay Mr. Weinreb $15,000 to cover costs incurred by him on behalf of the Company; and (g) in 2006, provide for the reimbursement of all premiums in an annual aggregate amount of up to $18,000 payable by Mr. Weinreb for life and long term care insurance covering each year during the remainder of the term of his employment.

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

     In consideration for Mr. Aholt's services under the Letter Agreement, Mr. Aholt will be entitled to receive a monthly salary of $4,000 during the first year of the Term, $5,000 during the second year of the Term, and $6,000 during the third year of the Term. In further consideration for Mr. Aholt's services under the Letter Agreement, on January 1, 2005 and on the first day of each calendar quarter thereafter during the Term, Mr. Aholt will be entitled to receive shares of Common Stock with a "Dollar Value" of $26,750, $27,625 and $28,888, respectively, during the first, second and third years of the Term. The per share price (the "Price") of each share granted to determine the Dollar Value will be the average closing price of one share of Common Stock on the Bulletin Board (or other similar exchange or association on which the Common Stock is then listed or quoted) for the five (5) consecutive trading days immediately preceding the date of grant of such shares; provided, however, that if the Common Stock is not then listed or quoted on an exchange or association, the Price will be the fair market value of one share of Common Stock as of the date of grant as determined in good faith by the Board of Directors of the Company. The number of shares of Common Stock for each quarterly grant will be equal to the quotient of the Dollar Value divided by the Price. The shares granted will be subject to a one year lockup as of the date of each grant. Mr. Aholt received 477,679 shares of the Company's Common Stock on January 1, 2005, 800,898 shares on April 1, 2005 and 668,750 shares on July 1, 2005.

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

     On August 12, 2004 ("Commencement Date") the Company and Dr. Wayne A. Marasco, a Company Director, entered into a Letter Agreement appointing Dr. Marasco as the Company's Senior Scientific Advisor. Dr. Marasco will be responsible for assisting the Company in reviewing and evaluating business, scientific and medical opportunities, and for other discussions and meetings that may arise during the normal course of the Company conducting business. For his services, during a three year period ("Term"), Dr. Marasco shall be entitled to annual cash compensation with increases each year of the Term and an additional cash compensation based on a percentage of collected revenues derived from the Company's royalty or revenue sharing agreements. Although the annual cash compensation and additional cash compensation stated above shall begin to accrue as of the Commencement Date, Dr. Marasco will not be entitled to receive any such amounts until the Company raises $1,500,000 in additional equity financing after the Commencement Date. In addition, Dr. Marasco was granted an option, fully vested, to purchase 675,000 shares of the Company's common stock at an exercise price of $.10 cents per share. The shares will be subject to a one year lockup as of the date of grant. The exercise period will be ten years, and the grant will otherwise be in accordance with the Company's 2003 Equity Participation Plan and Non-Qualified Stock Option Grant Agreement. As of September 30, 2005, Dr. Marasco has accrued $96,692 in salary under this agreement.

     On May 4, 2005, the Board voted to approve an amendment to Dr. Marasco's Letter Agreement, subject to approval of the stockholders which was obtained on July 20, 2005, pursuant to which Dr. Marasco's Letter Agreement with the Company was be amended to (a) extend the term of the Letter Agreement from August 2007 to August 2008; (b) provide for an annual salary of $110,000, $125,000 and $150,000 for the years ended August 2006, 2007 and 2008, payable in each such year during the term; (c) provide for a minimum annual bonus of $12,000, payable in January of each year during the term, commencing in January 2006; (d) eliminate Dr. Marasco's right under his existing Letter Agreement to receive 5% of all collected revenues derived from the Company's royalty or other revenue sharing agreements (which right is subject to the limitation that the amount of such additional cash compensation and Dr. Marasco's annual salary do not exceed, in the aggregate, $200,000 per year); and (e) permit Dr. Marasco to begin receiving all accrued but unpaid cash compensation under his Letter Agreement upon the Company's consummation of any financing, whether equity or otherwise, pursuant to which the Company raises $1,500,000.

     On April 20, 2005 (the "Commencement Date"), the Company entered into a letter agreement (the "Letter Agreement") with Catherine M. Vaczy pursuant to which Ms. Vaczy serves as the Company's Executive Vice President and General Counsel. Subject to the terms and conditions of the Letter Agreement, the term of Ms. Vaczy's employment in such capacity will be for a period of three (3) years from the commencement date (the "Term").

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

     In August 2005, Ms.  Vaczy's  Letter  Agreement was amended to provide that
     (i) as of October 1, 2005 she will cease to accrue salary and will as of that date begin to receive payment of salary solely in cash in accordance with the Company's standard payroll practices, and (ii) will be issued in payment of salary accruing during the period that commenced on April 20, 2005 and ended on September 30, 2005, shares of Common Stock. With respect to the portion of salary that accrued from April 20, 2005 through August 12, 2005, the price per share will be $.06, the closing price of the Common Stock on August 12, 2005. For the portion of salary that accrued from August 13, 2005 through September 30, 2005, the price per share will be the closing price of the Common Stock on September 30, 2005. Pursuant to the foregoing, on August 12, 2005, Ms. Vaczy was issued 412,339 shares of Common Stock in payment of $24,740 in accrued salary and on October 3, 2005, Ms. Vaczy was issued 260,817 shares in payment of $10,433 in accrued salary.

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

NOTE  10 - SUBSEQUENT EVENTS

     On each of October 1, 2005 and November 1, 2005, 16,666 shares of the Company's Common Stock were issued to Consulting for Strategic Growth Ltd., the Company's investor relations and public relations firm; as compensation for work to be performed in October and November 2005.

     On October 3, 2005, the Company issued 260,817 shares of its Common Stock to its Executive Vice President and General Counsel as payment of deferred compensation as per her employment agreement.

     On October 3, 2005, the Company issued 461,206 shares of its Common Stock to its COO in partial payment of salary as per his employment agreement.

     On October 6, 2005, the Company sold 250,000 shares of its Common Stock to an accredited investor at a price of $.04 per share resulting in gross proceeds to the Company of $10,000.

     On October 6, 2005, the Company sold 500,000 shares of its Common Stock to a member of its Advisory Board, an accredited investor, at a price of $.05 per share resulting in gross proceeds to the Company of $25,000.

     In October 2005, the Company signed a non-binding letter of intent to purchase all the assets, properties and rights of NeoStem that relate to its adult stem cell collection and storage business and assume certain of its liabilities. The letter of intent provides that the Company will pay the entire purchase price in shares of the Company's Common Stock, $.001 par value. The letter of intent expires on December 31, 2005 unless extended by the parties.

     On November 10, 2005, the Company sold a total of 833,332 shares of its Common Stock to two accredited investors at a price of $.06 per share resulting in gross proceeds to the Company of $50,000.

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

On December 12, 2003, the Company signed a royalty agreement with Parallel Solutions, Inc. "(PSI") to develop a new bioshielding platform technology for the delivery of therapeutic proteins and small molecule drugs in order to extend circulating half-life to improve bioavailability and dosing regimen, while maintaining or improving pharmacologic activity. Through September 30, 2005, the Company has paid PSI a total of $720,000 under the agreement. The agreement also calls for the Company to pay on behalf of PSI $280,000 of certain expenses relating to testing of the bioshielding concept. Through September 30, 2005, the Company paid $74,060 of such expenses. In August 2005, the Company received from PSI a letter stating that the proof of concept study under the royalty agreement has been completed and that despite interesting preliminary in vitro results, the study did not meet the success standards set forth in the royalty agreement and that PSI has no definitive plans to move forward with the program. Phase III has requested pursuant to the royalty agreement that additional in vitro studies be performed with other molecules. PSI is under no obligation to perform any additional studies. If no additional studies are performed under the royalty agreement the likelihood of PSI generating revenues in which the Company would share is substantially reduced.

On March 31, 2004, the Company signed a Joint Venture Agreement with NeoStem to introduce NeoStem to potential clients for its services and/or technology. In exchange for such introductions, Phase III will receive 10% of any revenues or fees and 2% of any research grants received from or as a result of the introduced client. As of September 30, 2005, no payments have been received under this agreement.

On June 16, 2005, the Company signed a revenue sharing agreement with Healthwave, a medical billing company that utilizes advanced, proprietary technology and connectivity to improve the efficiency of paper-and labor-intensive routines of healthcare transaction processing. Under the agreement, Phase III initially will fund Healthwave $125,000 (with a potential for an additional $125,000) and will provide guidance to them principally relating to developing and marketing Healthwave's healthcare transaction processing services. In return, Healthwave will pay Phase III on a monthly basis a portion of its gross revenues, with certain stated minimums based on the stage of the agreement. Healthwave has the right to terminate the agreement by paying to Phase III a buy-out fee. The agreement is contingent on Phase III receiving certain minimum financing and satisfactorily completing its due diligence.

On September 9, 2005, the Company signed a revenue sharing agreement with NeoStem. The Company has agreed to fund NeoStem up to $20,000 initially to pay certain expenses which the Company has the right to approve or not to approve prior to funding. The Company has agreed to provide additional funding to NeoStem based on a formula relating to the Company's ability to raise capital.

On October 19, 2005, the Company signed a non-binding letter of intent to purchase all the assets, properties and rights of NeoStem that relate to its adult stem cell collection and storage business and assume certain of its liabilities. The letter of intent provides that the Company will pay the entire purchase price in shares of the Company's Common Stock. The letter of intent expires on December 31, 2005 unless extended by the parties.

RESULTS OF OPERATIONS

The Company recognizes revenue from its warranty service contracts business over the life of contracts executed. Additionally, the Company purchased insurance to fully cover any losses under the service contracts from a domestic carrier. The insurance premium expense and other costs related to the sale are amortized ratably over the life of the contracts.

Three Months Ended September 30, 2005 Compared To Three Months Ended September 30, 2004.

The Company recognized revenues from the sale of extended warranties and service contracts via the Internet of $8,218 for the three months ended September 30, 2005 as compared to $2,968 for the three months ended September 30, 2004. The revenues generated in the quarter were derived entirely from revenues deferred over the life of contracts sold in prior periods. Similarly, direct costs incurred were $5,750 and $1,964 for the three months ended September 30, 2005 and 2004, respectively. In addition, the Company paid $6,540 of expenses relating to its revenue sharing agreement with NeoStem for the three months ended September 30, 2005 as compared to $234,060 paid for the three months ended September 30, 2004 to PSI. Due to the uncertainty of the future revenues, these amounts paid have been charged to current operations.

General and administration expenses increased approximately $354,000 to $538,070 for the three months ended September 30, 2005 as compared to $184,342 for the three months ended September 30, 2004. The increase in general and administrative expenses is primarily due to increases in payroll and related expenses of $219,000, professional fees of $70,000, investment banking expenses of $25,000, printing costs relating to a private placement that has yet to close of $27,000 and expenses relating to the amending of certain employment agreements of $13,000.

Interest expense decreased by approximately $50,000 for the three months ended September 30, 2005 from the three months ended September 30, 2004. Such decrease was primarily as a result of reduced interest rates on certain debt, no shares being issued as additional interest and the elimination of default options on debt that has been repaid.

For the reasons cited above, the net loss for the three months ended September 30, 2005 increased to $575,351 from $500,495 for the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 Compared To Nine Months Ended September 30, 2004.

The Company recognized revenues from the sale of extended warranties and service contracts via the Internet of $28,201 for the nine months ended September 30, 2005 as compared to $37,383 for the nine months ended September 30, 2004. The revenues generated in the nine months were derived entirely from revenues deferred over the life of contracts sold in prior periods. Similarly, direct costs incurred were $19,770 and $26,108 for the nine months ended September 30, 2005 and 2004, respectively. In addition, the Company paid $6,540 of expenses relating to its revenue sharing agreement with NeoStem for the nine months ended September 30, 2005 as compared to $714,060 paid for the nine months ended September 30, 2004 to PSI. Due to the uncertainty of the future revenues, these amounts paid have been charged to current operations.

General and administration expenses increased approximately $603,000 to $1,112,331 for the nine months ended September 30, 2005 as compared to $508,953 for the nine months ended September 30, 2004. The increase in general and administrative expenses is primarily due to increases in payroll and related expenses of $379,000, increases in professional fees of $156,000, increases in investment banking fees and investor relations of $30,000, increases in printing costs related to a private placement yet to close of $27,000 and increases in stock transfer fees of $8,000.

Interest expense decreased by approximately $130,000 for the nine months ended September 30, 2005 from the nine months ended September 30, 2004. Such decrease was primarily as a result of reduced interest rates on certain debt, no shares being issued as additional interest and the elimination of default options on debt that has been repaid

For the reasons cited above, the net loss for the nine months ended September 30, 2005 decreased to $1,218,087 from $1,448,881 for the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period indicated:

                                          Nine Months Ended
                                          -----------------
                                September 30, 2005  September 30, 2004
                                ------------------  ------------------
    Cash used in
      Operating Activities           $ (477,491)      $   (1,120,064)

    Cash used by
      Investing Activities                    -       $       (3,934)

    Cash provided by
      Financing Activities           $  460,000       $    1,374,487

The Company incurred a net loss of $1,218,087 for the nine months ended September 30, 2005. Such loss adjusted for non-cash items such as deferred revenues (net of deferred acquisition costs) ($8,431) and other non-cash credits totaling $282,431 resulted in cash used in operations totaling $477,491 for the nine months ended September 30, 2005 including working capital movements of $466,596 which is comprised of accounts payable, accrued expenses and other liabilities of $469,581 and prepaid expenses of $(2,985).

To meet its cash requirements for the nine months ended September 30, 2005, the Company relied on the net proceeds from the issuance of Promissory Notes and Common Stock in the amount of $490,000. In order to address the cash requirements for the Company through the end of the year, the Company, on June 28, 2005, commenced a private placement of a minimum of $500,000 and a maximum of $2,000,000, without accounting for any over-subscription allowances, of Senior Secured Convertible Notes and Common Stock Warrants. The Convertible Notes bear interest at 10% per annum paid semiannually in arrears and are convertible at any time into shares of the Company's Common Stock at a conversion price of $.08 per share. In addition, for each $1,000 face amount of Convertible Note purchased, the investor will receive a Warrant to purchase 12,500 shares of Common Stock. Each Warrant is exercisable at a price of $.10 per share. This offering expired on August 31, 2005. The placement agent has not closed nor remitted any funds to the Company.

The Company has a contractual commitment to pay PSI up to an additional $205,940 through the end of its agreement. In addition, the Company has the obligation to pay NeoStem up to any additional $13,460 of approved expenses. As of September 30, 2005, the Company had cash balances totaling approximately $10,000. The Company will rely on its current cash and proceeds from additional financing through the issuance of promissory notes and sales of common stock to fund its new business operations until they become cash generative, if at all. All interest payments are current. There can be no assurance that sufficient proceeds will be raised to meet current obligations when due.

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

In order to provide the funding to Healthwave and NeoStem pursuant to the revenue sharing agreements between each of them and the Company, the Company will need to raise sufficient funds. Each of these agreements provides that the Company's funding obligations are subject to the Company raising $1,500,000 in equity financing. The Company will also need to raise sufficient funds to pay its debts and other obligations.

In the event the Company consummates the acquisition of all of NeoStem's assets relating to its adult stem cell collection and storage business, the business of NeoStem will become the Company's primary business and it will utilize the combined management team and advisors to grow and expand the Company. NeoStem operates the first autologous adult stem cell bank in the world and is pioneering the pre-disease collection, processing and storage of adult stem cells for future medical treatments. In order to grow the business as planned, the Company will need to raise substantial funds and is currently seeking to do so.

INFLATION

The Company does not believe that its operations have been materially influenced by inflation for the nine months ended September 30, 2005, a situation which is expected to continue for the foreseeable future.

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

                             PHASE III MEDICAL, INC.

                                     PART II

                                OTHER INFORMATION


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Notes issued from March through August 2003, in the amount of $170,000, of which $15,000 is from a related party, are in default and bear interest at 20% per annum. Notes issued in August through December 2004, for $280,000, of which $275,000 is still outstanding, are in default and bear interest at rates from 8% to 20% per annum. Notes issued in January through September 2005, for $52,000, are in default and bear interest at rates from 8% to 20% per annum.

Cumulative dividends payable on Series A Convertible Redeemable Preferred Stock totaled $516,643 at September 30, 2005, of which $35,763 represents dividends for the nine months then ended.



ITEM 6. EXHIBITS

     Exhibits

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     10.8  Restricted Stock Agreement with Mark Weinreb

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

                         Date: November 14, 2005