Form 10-K
period 2005-12-31
PHASE III MEDICAL INC/DE
filed 2006-04-03
CIK 320017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005 OR

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. [X] Yes
[ ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

  Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [X] Yes [ ] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2005 was approximately $1,218,527 million. (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).
On March 17, 2006, 78,571,087 shares of the Registrant's common stock, par value $0.001 per share, were outstanding.

Documents incorporated by reference: None

                                TABLE OF CONTENTS

                                     PART I

Item 1    Business
Item 1A.  Risk Factors
Item 1B.  Unresolved Staff Comments
Item 2    Properties
Item 3    Legal Proceedings
Item 4    Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5    Market for the Registrant's Common Equity, Related Stockholder Matters
           and Issuer Purchases of Equity Securities
Item 6    Selected Financial Data
Item 7    Management's Discussion and Analysis of Financial Condition and
            Results of Operations
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Item 8    Financial Statements and Supplementary Data
Item 9    Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure
Item 9A.  Controls and Procedures
Item 9B.  Other Information

                                    PART III

Item 10 Directors and Executive Officers of the Registrant
Item 11 Executive Compensation
Item 12 Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters
Item 13 Certain Relationships and Related Transactions
Item 14 Principal Accounting Fees and Services

                                     PART IV

Item 15 Exhibits and Financial Statement Schedules

                                       2

CAUTION REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Phase III Medical, Inc. (the "Company"), or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this Annual Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "plan," "intend," "may," "will," "expect," "believe," "could," "anticipate," "estimate," or "continue" or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Additionally, statements concerning the Company's ability to develop the adult stem cell business, the future of regenerative medicine and the role of adult stem cells in that future, the future use of adult stem cells as a treatment option and the potential revenue growth of such business are forward-looking statements. The Company's ability to enter the adult stem cell arena and future operating results are dependent upon many factors, including but not limited to
(i) the Company's ability to obtain sufficient capital or a strategic business arrangement to fund its expansion plans; (ii) the Company's ability to build the management and human resources and infrastructure necessary to support the growth of its business; (iii) competitive factors and developments beyond the Company's control; (iv) scientific and medical developments beyond the Company's control; (v) any adverse effect or limitations caused by government regulation of the business; and (vi) other risk factors discussed in "Business - Risk Factors" contained herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.


                                     PART I


ITEM 1.     BUSINESS

Phase III Medical, Inc., a Delaware corporation ("Phase III" or the "Company") is currently engaged in the business of operating a commercial autologous (donor and recipient are the same) adult stem cell bank and is pioneering the pre-disease collection, processing and storage of adult stem cells that donors can access for their own present and future medical treatment. The Company's previous business had been providing capital and business guidance to companies in the healthcare and life science industries. On January 19, 2006 the Company consummated the acquisition of the assets of NeoStem Inc., a California corporation ("NeoStem") relating to NeoStem's business of collecting and storing adult stem cells. NeoStem had been a company to which Phase III had been providing business guidance. Effective with the acquisition, the business of NeoStem became the principal business of the Company. The Company now intends to provide adult stem cell processing, collection and banking services with the goal of making stem cell collection and storage widely available, so that the general population will have the opportunity to store their own stem cells for future healthcare needs. The Company also hopes to become the leading provider of adult stem cells for therapeutic use in the burgeoning field of regenerative medicine for potentially addressing heart disease, certain types of cancer and other critical health problems. The Company will attempt to utilize the combined Phase III and NeoStem management teams to develop and expand this business. A marketing and operational plan is being developed to integrate both companies, and a corporate awareness campaign is being prepared. See "- Current Business Operations."

Until the NeoStem acquisition, the business of the Company was providing capital and business guidance to companies in the healthcare and life science industries, in return for a percentage of revenues, royalty fees, licensing fees and other product sales of the target companies. Additionally, through June 30, 2002, the Company was a provider of extended warranties and service contracts via the Internet at warrantysuperstore.com. The Company is still engaged in the "run off" of such extended warranties and service contracts. For a discussion of the Company's involvement in such other activities and Company history, see "- Former Business Operations." In 2004, the Company launched its website:
WWW.PHASE3MED.COM. The Company's information as filed with the Securities and Exchange Commission is available via a link on the website as well as at www.sec.gov.

CURRENT BUSINESS OPERATIONS

On January 19, 2006, the Company through a wholly-owned subsidiary consummated its acquisition of the assets of NeoStem relating to NeoStem's business of collecting and storing adult stem cells, pursuant to an Asset Purchase Agreement dated December 6, 2005. The purchase price consisted of 5 million shares of the Company's Common Stock, plus the assumption of certain enumerated liabilities of NeoStem and liabilities under assumed contracts. The Company also entered into employment agreements with NeoStem's chief executive officer and one of its founders. NeoStem was incorporated in California in July 2002 and from its inception through the acquisition by the Company, was engaged in the sale of adult stem cell banking services. In October 2003 NeoStem leased laboratory space in a research facility at Cedars Sinai Hospital in California and entered into an agreement with a third party to provide adult stem cell collection services. By December 2003 NeoStem had outfitted its laboratory with equipment for processing, cryopreservation and storage of adult stem cells. In May 2004, after a validation process and inspection and approval by the State of California, NeoStem received a biologics license and commenced commercial operations. In January 2005 NeoStem moved its adult stem cell processing and storage facility to Good Samaritan Hospital. NeoStem was compelled to cease operations because it did not have sufficient assets to complete the revalidation of the new laboratory and NeoStem's biologics license was suspended. In October, 2005 NeoStem restarted the validation of the laboratory at Good Samaritan Hospital and now the Company is currently seeking a new biologics license from the State of California. Pursuant to the Asset Purchase Agreement, NeoStem is obligated to return to the Company (out of the 5 million shares of Common Stock issued) 16,666 shares per day for each day after February 15, 2006 that such biologics license has not been issued. As of March 31, 2006, 733,304 shares of Common Stock are subject to recall.

The Company will attempt to develop NeoStem's business into a leader in the adult stem cell field and to capitalize on the increasing importance the Company believes adult stem cells will play in the future of regenerative medicine. The use of adult stem cells as a treatment option for those who develop heart disease, certain types of cancer and other critical health problems is a burgeoning area of clinical research today. The adult stem cell industry is a field independent of embryonic stem cell research. The Company believes that adult stem cell therapies are more likely to be developed before embryonic stem cell therapies due to significant governmental, legal, ethical and technical issues. Medical researchers, scientists, medical institutions, physicians, pharmaceutical companies and biotechnology companies are currently developing therapies for the treatment of disease using adult stem cells. As these adult stem cell therapies become licensed or become standard of care, patients will need a service which can collect, process and bank their stem cells. The Company intends to provide this service.

STEM CELLS

Stem cells are very primitive cells that have the unique ability to transform into many different cells, such as white blood cells, nerve cells or heart muscle cells. When collected from adults, stem cells can be found in bone marrow or peripheral blood. Certain processes can cause the stem cells to leave the bone marrow and enter the blood where they can be collected. The Company only works with adult peripheral blood stem cells.

PLAN OF OPERATIONS

The Company aims to become the leader in autologous adult stem cell banking by developing a profitable service model which would create a source of stem cells that potentially enables physicians to treat a variety of diseases. It is expected that the Company's revenue model will initially consist of four distinct revenue sources: collection fees and storage fees from subscribers; fees derived from a partner collection program to open stem cell collection centers; grants and fees for developing a first responder safety program for certain government agencies, the military, regional and local agencies and fees from diagnostic testing. It also plans to catalogue and store adult stem cells in a biorepository - and as this biorepository grows, it is anticipated there will be revenues derived from B2B relationships with pharmaceutical companies and other stem cell companies developing stem cell therapies.


                                 Source of Fees
                                 --------------

          o The fee structure for subscribers will be an upfront collection fee and an annual storage fee.
          o The Company plans to initially own and operate collection centers in key metropolitan areas.
          o The Company plans to partner with qualified operators to open collection centers, in exchange for an upfront fee and ongoing revenues for collection and storage.
          o The Company intends to present a program to certain governmental agencies and large cities for first responders to bank and store their stem cells.
          o As a longer term goal, the Company hopes to receive diagnostic testing revenues based upon cell biomarker testing for predictive cardiovascular events.


MARKETING

The Company intends to embark on a significant marketing, advertising and sales campaign for the purpose of educating physicians and potential clients to the benefits of adult stem cell collection and storage. The essence of the Company's strategy is to reach the end-customers as quickly as possible and to accelerate the adoption curve of our service. In addition, the Company plans to utilize marketing resources to develop and expand a stem cell collection partner program.

Several consumer segments may recognize and experience the long-term benefits from banking their own stem cells. These include:

          o Individuals with a family history of serious diseases, i.e., diabetes, heart disease, or cancer
          o    Wellness and regenerative medicine communities
          o Families who have already banked the umbilical cord blood from their newborns
          o    Patients  diagnosed  with  cancer,   cardiovascular  disease,  or
               diabetes.

The Company expects its marketing efforts to be designed to educate physicians on the benefits both of referring their adult patients to the Company for stem cell banking and participating in our partner collection program. Thus, it is expected that revenue will be generated in three stages, targeting and/or promoting the following:

     Stage One

          o Wellness Physicians to refer patients to the Company for collection and banking the client's stem cells.
          o Partner Program to expand the opening of collection centers and increase the number of specimens being banked.
          o Cardiology Market by selective use of clinical experience trials with key interventional cardiologists throughout the United States.
          o Stem Cell Therapies currently used by medical professionals and hospitals or those who are developing new therapies.
          o Patients at Risk for cancer, heart disease, etc, through medical professionals, advertising, marketing and public service announcements.

     Stage Two

          o Safety programs for first responders and expand relationships with government agencies and initiatives by partnering with bio-defense companies and certain government agencies.
          o Diagnostic Testing program for a new biomarker for cardiac impairment.

     Stage Three

          o    B2B   Relationships   relating  to  the  use  of  the  stem  cell
               biorepository with biotechnology, pharmaceutical and stem cell research companies.

The Company expects to hire an experienced medical service marketing executive and a premier marketing and public relations company specializing in medical service related businesses.

INTELLECTUAL PROPERTY


We are seeking patent protection for our proprietary technology. The Company acquired two patent applications which had been submitted by NeoStem and are pending, which are of material importance to our business. The first patent addresses the process by which we prepare and store stem cells derived from adult peripheral blood following mobilization of the stem cells from the bone marrow. The second patent contains a number of claims relating to, among other things, the use of stored stem cells to form the basis for medical information that will provide statistics on the etiology of disease, and the use of stem cells in the treatment of infectious diseases and breast cancer. The patent position of biotechnology companies generally is highly uncertain and involves complex legal, scientific and factual questions. Our success will depend, in part, on whether we can obtain patents to protect our own technologies; obtain licenses to use the technologies of third parties if necessary, which may be protected by patents; protect our trade secrets and know-how; and operate without infringing the intellectual property and proprietary rights of others. There can be no assurance of our success in this regard.


COMPETITION

For a description of matters relating to competition, please see "Item 1A - Risk Factors - Risks Related to Competition."


PRIOR RELATIONSHIP WITH NEOSTEM

On March 31, 2004, the Company entered into a joint venture agreement to assist NeoStem in finding uses of and customers for NeoStem's services and technology. The Company's initial efforts concentrated on developing programs utilizing NeoStem's services and technology through government agencies. That agreement was terminated as a result of the NeoStem acquisition. On September 9, 2005, the Company signed a revenue sharing agreement with NeoStem pursuant to which the Company had agreed to fund NeoStem certain amounts to pay pre-approved expenses and other amounts based on a formula relating to the Company's ability to raise capital. Once funded, NeoStem would pay the Company monthly based on the revenue generated in the previous month with a minimum payment due each month. That agreement was also terminated as a result of the NeoStem acquisition.



FORMER BUSINESS OPERATIONS

HISTORY

The Company was incorporated under the laws of the State of Delaware in September 1980 under the name Fidelity Medical Services, Inc. On July 28, 1983 the Company changed its name to Fidelity Medical, Inc. From its inception through March 1995, the Company was engaged in the development and sale of medical imaging products through a wholly owned subsidiary. As a result of a reverse merger on March 2, 1995 with Corniche Distribution Limited and its subsidiaries, the Company was engaged in the retail sale and wholesale distribution of stationery and related office products in the United Kingdom. Effective March 25, 1995 the Company sold its medical imaging products subsidiary. On September 28, 1995 the Company changed its name to Corniche Group Incorporated. In February 1996, the Company's United Kingdom operations were placed in receivership by creditors. Thereafter through March 1998 the Company was inactive. On March 4, 1998, the Company entered into a Stock Purchase Agreement with certain individuals (the "Initial Purchasers") whereby the Initial Purchasers acquired in aggregate 765,000 shares of a newly created Series B Convertible Redeemable Preferred Stock. Thereafter the Initial Purchasers endeavored to establish for the Company new business operations in the property and casualty specialty insurance and warranty/service contracts markets. On September 30, 1998 the Company acquired all of the capital stock of Stamford Insurance Company, Ltd. ("Stamford") and commenced operation of a property and casualty insurance business. Stamford provided reinsurance coverage for one domestic insurance company until the fourth quarter of 2000 when the relationship with the carrier was terminated. On April 30, 2001 the Company sold Stamford and was no longer involved in property and casualty specialty insurance.

In January 2002, the Company entered into a Stock Contribution Exchange Agreement, as amended (the "Exchange Agreement"), with StrandTek International, Inc., a Delaware corporation ("StrandTek"), certain of StrandTek's principal shareholders and certain non-shareholder loan holders of StrandTek (the "StrandTek Transaction"). Certain condition to closing were not met, and the Exchange Agreement was formally terminated by the Company and StrandTek in June 2002. In January 2002, the Company advanced to StrandTek a loan of $1,000,000 on an unsecured basis, which was personally guaranteed by certain of the principal shareholders of StrandTek and a further loan of $250,000 in February 2002 on an unsecured basis. StrandTek defaulted on the payment of $1,250,000 plus accrued interest due to the Company in July 2002. As a result, the Company commenced legal proceedings againt StrandTek and the guarantors to recover the principal, accrued interest and costs of recovery and in May 2003 was granted a final judgment in the amount of $1,415,622 from each corporate defendant, in the amount of $291,405 against each individual defendant and dismissing defendants' counterclaims. The legal action concluded with the Company receiving payments from the guarantors totaling approximately $987,000 in 2003.

WARRANTYSUPERSTORE.COM INTERNET BUSINESS

The Company's primary business focus through June 2002 was the sale of extended warranties and service contracts over the Internet covering automotive, home, office, personal electronics, home appliances, computers and garden equipment. While the Company managed most functions relating to its extended warranty and service contracts, it did not bear the economic risk to repair or replace products nor did it administer the claims function, all of which obligations rested with the Company's appointed insurance carriers. The Company was responsible for marketing, recording sales, collecting payment and reporting contract details and paying premiums to the insurance carriers. The Company commenced operations initially by marketing its extended warranty products directly to the consumer through its web site, and as a result of the development of proprietary software by January 2001 had four distinct distribution channels: (i) direct sales to consumers, (ii) co-branded distribution, (iii) private label distribution and (iv) manufacturer/retailer partnerships. During the first half of fiscal 2001, management became concerned by the slow progress being made by its warrantysuperstore.com business and began to evaluate other opportunities. In June 2002, management determined, in light of continuing operating losses, to discontinue its warranty and service contract business and to seek new business opportunities for the Company (see the Strandtek Transaction, above, and Medical Biotech/Business, below). In addition to such activities, the Company has continued to "run off" the sale of its warranties and service contracts.

MEDICAL/BIOTECH BUSINESS

On February 6, 2003, the Company appointed Mark Weinreb as a member of the Board of Directors and as its President and Chief Executive Officer. Under his direction, the Company entered a new line of business where it provided capital and guidance to companies, in multiple sectors of the healthcare and life science industries, in return for a percentage of revenues, royalty fees, licensing fees and other product sales of the target companies. The Company continued to recruit management, business development and technical personnel, and developed its business model, in furtherance of its business plan. The Company engaged in various capital raising activities to pursue this business, raising $489,781 in 2003 and $1,289,375 in 2004 through the sale of Common Stock and notes. Additionally, in 2003, it received a total of approximately $987,000 from the settlement with the StrandTek guarantors (a significant portion of which was used to pay outstanding liabilities for legal expenses, employment terminations, travel and entertainment expenses and consultants and the balance of which was used for operating expenses and the retirement of certain debt). In 2005 and through March 2006, the Company raised $1,600,000. Such capital raising activities since 2003 enabled the Company to pursue the arrangements with PSI (below) and NeoStem.

On July 24, 2003, the Company changed its name to Phase III Medical, Inc., which better described the Company's current business plan. In connection with the change of name, the Company changed its trading symbol to "PHSM" from "CNGI".




On December 12, 2003, the Company signed a royalty agreement with Parallel Solutions, Inc. "(PSI") to develop a new bioshielding platform technology for the delivery of therapeutic proteins and small molecule drugs in order to extend circulating half-life to improve bioavailability and dosing regimen, while maintaining or improving pharmacologic activity. The agreement provided for PSI to pay the Company a percentage of the revenue received from the sale of certain specified products or licensing activity. The Company provided capital and guidance to PSI to conduct a proof of concept study to improve an existing therapeutic protein with the goal of validating the bioshielding technology for further development and licensing the technology. The Company paid a total of $720,000 since the inception of the agreement. The agreement also called for the Company to pay on behalf of PSI $280,000 of certain expenses relating to testing of the bioshielding concept, and since inception through December 31, 2005, the Company paid $85,324 of such expenses. In August 2005, the Company received from PSI a letter stating that the proof of concept study under the royalty agreement had been completed and that despite interesting preliminary IN VITRO results, the study did not meet the success standards set forth in the royalty agreement and that PSI had no definitive plans to move forward with the program. Phase III requested pursuant to the royalty agreement that additional in vitro studies be performed with other molecules; however PSI was under no obligation to perform any additional studies. If no additional studies were performed under the royalty agreement the likelihood of PSI generating revenues in which the Company would share would have been substantially reduced. At this time the Company does not anticipate any further activity pursuant to the PSI Agreement.

In March 2003 and September, 2004, the Company entered into a revenue sharing agreement and joint venture agreement, respectively, with NeoStem. As described above, such agreements were terminated in connection with the NeoStem acquisition.


On June 16, 2005, the Company signed a revenue sharing agreement with Healthwave, a medical billing company that utilizes advanced, proprietary technology and connectivity to improve the efficiency of paper-and labor-intensive routines of healthcare transaction processing. Under the agreement, Phase III was to fund Healthwave certain amounts and to provide guidance to them principally relating to developing and marketing Healthwave's healthcare transaction processing services. In return, Healthwave was to pay Phase III on a monthly basis a portion of its gross revenues. Performance under the agreement was contingent upon certain conditions, and has not been pursued by either party.

EMPLOYEES

As of March 15, 2006, the Company had seven employees.



ITEM 1A.

                                 RISK FACTORS.


THE RISKS DESCRIBED BELOW ARE NOT THE ONLY RISKS FACING THE COMPANY. ADDITIONAL RISKS THAT THE COMPANY DOES NOT YET KNOW OF OR THAT IT CURRENTLY THINKS ARE IMMATERIAL MAY ALSO IMPAIR ITS BUSINESS OPERATIONS. IF ANY OF THE RISKS OCCUR, ITS BUSINESS STRATEGY, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE ADVERSELY AFFECTED.


       RISKS RELATED TO THE COMPANY'S FINANCIAL CONDITION AND COMMON STOCK


WE HAVE A HISTORY OF OPERATING LOSSES AND WE WILL CONTINUE TO INCUR LOSSES.

Since its inception in 1980, the Company has generated only limited revenues from sales and has incurred substantial net losses of $1,745,039, $1,748,372 and $1,044,145 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company expects to incur additional operating losses as well as negative cash flow from its new business operations until, if ever, it successfully commercializes the collection, processing and storage of adult stem cells.


WE HAVE LIQUIDITY PROBLEMS AND OUR ABILITY TO CONTINUE AS A GOING CONCERN IS QUESTIONABLE.

At December 31, 2005, the Company had a cash balance of $488,872, a working capital deficiency of $1,245,084 and a stockholders' deficit of $1,817,638. The Company's auditors, Holtz Rubenstein Reminick LLP, have expressed substantial doubt about the Company's ability to continue as a going concern based on its lack of liquidity combined with its history of losses, and it will be more difficult for the Company to raise capital on favorable terms as a result. The financial statements of the Company do not reflect any adjustments relating to the doubt of its ability to continue as a going concern. The Company has from time to time raised capital for its activities through the sale of its equity securities and promissory notes. Most recently, it raised $1,000,000 in gross proceeds from a private sale of equity and convertible debt. The net proceeds enabled the Company to complete the NeoStem acquisition, pay certain outstanding liabilities and provide the Company with working capital to facilitate the development of its new business, but the Company's financial condition still raises substantial doubt about its ability to operate as a going concern. Substantial additional financing is needed.


WE WILL NEED SUBSTANTIAL ADDITIONAL FINANCING AND WE ARE UNCERTAIN OF OUR ACCESS TO CAPITAL FUNDING.

The Company will require substantial capital to fund the Company's current operating plan for its new business, including the payment of the assumed liabilities of NeoStem and other outstanding liabilities. In addition, the Company's cash requirements may vary materially from those now planned because of expenses relating to marketing, advertising, sales, distribution, research and development and regulatory affairs, as well as the costs of maintaining, expanding and protecting our intellectual property portfolio, including litigation costs and liabilities. The Company may seek additional funding through public or private financings. Additional financing may not be available on acceptable terms, or at all. If additional capital is raised through the sale of equity, or securities convertible into equity, further dilution to then existing stockholders will result. If additional capital is raised through the incurrence of debt, business could be affected by the amount of leverage incurred. For instance, such borrowings could subject the Company to covenants restricting its business activities, paying interest would divert funds that would otherwise be available to support commercialization and other important activities, and holders of debt instruments would have rights and privileges senior to those of equity investors. If the Company is unable to obtain adequate financing on a timely basis, it may be required to delay, reduce the scope of or eliminate some of its planned activities, any of which could have a material adverse effect on the business. The Company is currently exploring capital-raising opportunities, however there can be no assurance that it will be successful or that sufficient capital will be raised.

WE WILL CONTINUE TO EXPERIENCE CASH OUTFLOWS.

The Company continues to incur expenses, including the salary of its President and executive officers, rent, legal and accounting fees, insurance and general administrative expenses, and was in arrears for certain of these expenses as of December 31, 2005. The Company's new business activities are in the development stage and will therefore result in additional cash outflows in the coming period. It is not possible at this time to state whether the Company will be able to finance these cash outflows or when the Company will achieve a positive cash position, if at all. Our ability to become profitable will depend on many factors, including our ability to successfully commercialize the business. We cannot assure you that we will ever become profitable. NeoStem itself had nominal operations and nominal assets at the time of acquisition. From its inception in 2002 through September 30, 2005, NeoStem had aggregate revenues of $25,950, and aggregate losses of $2,357,940.



STOCKS TRADED ON THE OTC BULLETIN BOARD ARE SUBJECT TO GREATER MARKET RISKS THAN THOSE OF EXCHANGE-TRADED AND NASDAQ STOCKS

The Company's Common Stock currently trades on the OTC Bulletin Board, an electronic, screen-based trading system operated by the National Association of Securities Dealers, Inc. Securities traded on the OTC Bulletin Board are, for the most part, thinly traded and generally are not subject to the level of regulation imposed on securities listed or traded on the Nasdaq Stock Market or on a national securities exchange. As a result, an investor may find it difficult to dispose of our Common Stock or to obtain accurate quotations as to its price.

OUR STOCK PRICE COULD BE VOLATILE

The price of the Company's Common Stock has fluctuated in the past and may be more volatile in the future. Factors such as the announcements of government regulation, new products or services introduced by the Company or by the competition, healthcare legislation, trends in the health insurance, litigation, fluctuations in operating results and market conditions for healthcare stocks in general could have a significant impact on the future price of the Company's Common Stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that may be unrelated to the operating performance of particular companies. The generally low volume of trading in the Company's Common Stock makes it more vulnerable to rapid changes in price in response to market conditions.

                  RISKS RELATING TO THE COMPANY'S NEW BUSINESS


IF THE POTENTIAL OF STEM CELL THERAPY TO TREAT SERIOUS DISEASES IS NOT REALIZED, THE VALUE OF OUR STEM CELL COLLECTION, PROCESSING AND STORAGE AND OUR DEVELOPMENT PROGRAMS COULD BE SIGNIFICANTLY REDUCED.

The potential of stem cell therapy to treat serious diseases is currently being explored. Other than hematopoietic stem cell transplants, stem cell therapy is not a commonly used procedure and it has not been proven in clinical trials that stem cell therapy will be an effective treatment for diseases other than those currently addressed by hematopoietic stem cell transplants. No stem cell products have been successfully developed and commercialized to date, and none has received regulatory approval in the United States or internationally. Stem cell therapy may be susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy or other characteristics that may prevent or limit their approval or commercial use. If the potential of stem cell therapy to treat serious diseases is not realized, the value of our stem cell collection, processing and storage and our development programs could be significantly reduced.

BECAUSE OUR INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL AND THERAPEUTIC CHANGES, OUR FUTURE SUCCESS WILL MATERIALLY DEPEND ON THE VIABILITY OF THE USE OF STEM CELLS.

Our success materially depends on the development of therapeutic treatments and cures for disease using stem cells. The broader medical and research environment for such treatments and cures critically affects the utility of stem cells, the services we offer to the public, and our future success. The use of stem cells in the treatment of disease is subject to potentially revolutionary technological, medical and therapeutic changes. Future technological and medical developments could render the use of stem cells and our services and equipment obsolete and unmarketable. As a result, there can be no assurance that our services will provide competitive advantages over other technologies. If technological or medical developments arise that materially alter the commercial viability of our technology or services, we may be forced to incur significant costs in replacing or modifying equipment in which we have already made a substantial investment prior to the end of its anticipated useful life. Alternatively, significant advances may be made in other treatment methods or in disease prevention techniques which could significantly reduce or entirely eliminate the need for the services we provide. The materialization of any of these risks could have a material adverse effect on our business, financial condition and results of operations.

WE MAY BE FORCED TO UNDERTAKE LENGTHY AND COSTLY EFFORTS TO BUILD MARKET ACCEPTANCE OF OUR STEM CELL STORAGE SERVICES, THE SUCCESS OF WHICH IS CRITICAL TO OUR PROFITABILITY. THERE CAN BE NO ASSURANCE THAT THESE SERVICES WILL GAIN MARKET ACCEPTANCE.

We anticipate that service fees from the processing and storage of stem cells will comprise a substantial majority of our revenue in the future and, therefore, our future success depends on the successful and continued market acceptance of this service. Broad use and acceptance of our service requires marketing expenditures and education and awareness of consumers and medical practitioners, and the time and expense required to educate and build awareness of our services and its potential benefits could significantly delay market acceptance and our ultimate profitability. The successful commercialization of our services will also require that we satisfactorily address the needs of medical practitioners in order to address potential resistance to recommendations for our services and ultimately reach our potential consumers. No assurances can be given that our business plan and marketing efforts will be successful, that the Company will be able to commercialize its services, or that there will be market acceptance of our services sufficient to generate any material revenues for the Company.

ETHICAL AND OTHER CONCERNS SURROUNDING THE USE OF STEM CELL THERAPY MAY NEGATIVELY AFFECT REGULATORY APPROVAL OR PUBLIC PERCEPTION OF OUR STEM CELL BANKING SERVICES, THEREBY REDUCING DEMAND FOR OUR SERVICES.

The use of embryonic stem cells for research and stem cell therapy has been the subject of debate regarding related ethical, legal and social issues. Although our business only utilizes adult stem cells and does not involve the use of embryonic stem cells, the use of other types of human stem cells for therapy could give rise to similar ethical, legal and social issues as those associated with embryonic stem cells. The commercial success of our business will depend in part on public acceptance of the use of stem cell therapy, in general, for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that stem cell therapy is unsafe, and stem cell therapy may not gain the acceptance of the public or the medical community. Adverse events in the field of stem cell therapy that may occur in the future also may result in greater governmental regulation of our business and potential regulatory delays relating to the approval or licensing of any or all of the processes and facilities involved in our stem cell banking services. In the event that the use of stem cell therapy becomes the subject of adverse commentary or publicity, our business could be adversely affected and the market price for our common stock could be significantly harmed.


WE OPERATE IN A REGULATED ENVIRONMENT, AND OUR FAILURE TO COMPLY WITH APPLICABLE REGULATIONS, REGISTRATIONS AND APPROVALS WOULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.


Historically, the FDA has not regulated banks that collect and store stem cells. Recent changes, however, require establishments engaged in the recovery, processing, storage, labeling, packaging or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (HCT/Ps) or the screening or testing of a cell tissue donor to register with the FDA under the Public Health Service Act as of January 2004. The FDA also adopted rules in May 2005 that regulate current Good Tissues Practices (cGTP). The Company may be or become subject to such registration requirements and regulations, and there can be no assurance that the Company will be able, or will have the resources, to comply. Future FDA regulations could also adversely impact or limit our ability to market or perform our services. Additionally, the states in which the Company initially plans to engage in processing and storage activities all currently have licensing requirements with which the Company believes it will need to comply. There can be no assurance that the Company will be able to obtain the necessary licensing. Currently, the Company is seeking a new biologics license from the State of California. This process was started by NeoStem in October, 2005 when it restarted the validation of its laboratory at Good Samaritan Hospital. There can be no assurance that the Company will receive this license, or a license from any state in which it plans to maintain a stem cell storage facility. If the Company identifies other states with licensing requirements or if other states adopt such requirements, the Company would also have to obtain such licenses and/or comply with such requirements. We may be required to spend substantial amounts to comply with any such regulations and licensing requirements, as well as any future legislative and regulatory initiatives. Failure to comply with applicable regulatory requirements can result in, among other things, injunctions, operating restrictions, and civil fines and criminal prosecution. Delays or failure to obtain registrations or licensing would have a material adverse effect on the marketing and sales of our services and impair our ability to operate profitably in the future.

OUR FAILURE TO COMPLY WITH LAWS RELATED TO HAZARDOUS MATERIALS COULD MATERIALLY HARM US.

We are subject to state and federal laws regulating the proper disposal of biohazardous material. Although we believe we are in compliance with all such applicable laws, a violation of such laws, or the future enactment of more stringent laws or regulations, could subject us to liability, require us to incur costs and/or otherwise have an adverse effect on us.


SIDE EFFECTS OF THE COLLECTION PROCESS OR A FAILURE IN THE PERFORMANCE OF OUR CRYOPRESERVATION STORAGE FACILITY OR SYSTEMS COULD HARM OUR BUSINESS AND REPUTATION.

To the extent a customer experiences adverse side effects of the collection process, or our cryopreservation storage service is disrupted, discontinued or the performance is impaired, our business and operations could be adversely affected. Any equipment failure that causes a material interruption or discontinuance in our cryopreservation storage of stem cell specimens could result in stored specimens being damaged and unable to be utilized. Adverse side effects of the collection process or specimen damage (including loss in transit to the Company), could result in litigation against us and reduced future revenue to us, which in turn could be harmful to our reputation. Our insurance may not adequately compensate us for any losses that may occur due to any such adverse side effects or failures in our system or interruptions in our ability to maintain proper, continued, cryopreservation storage services. Any claim of adverse side effects or material disruption in our ability to maintain continued uninterrupted storage systems could have a material adverse effect on our business, operating results and financial condition. Our systems and operations are vulnerable to damage or interruption from fire, flood, equipment failure, break-ins, tornadoes and similar events for which we do not have redundant systems or a formal disaster recovery plan and may not carry sufficient business interruption insurance to compensate us for losses that may occur.

WE ARE DEPENDENT ON EXISTING RELATIONSHIPS WITH THIRD PARTIES TO CONDUCT OUR BUSINESS.

The Company's process of collecting stem cells involves the injection of a "mobilizing agent" which causes the stem cells to leave the bone marrow and enter into the blood stream. The injection of this mobilizing agent is an integral part of the Company's process. There is currently only one supplier of this mobilizing agent, and we are currently dependent upon our relationship with such supplier to maintain an adequate supply. Although the Company continues to explore alternative methods of stem cell collection, there can be no assurance that any such methods will prove to be successful. We are also using only one outside "collection" service. Although the Company has the ability to perform the collection services itself or through other third parties, any disruption in the relationship with this collection service would cause a delay in the delivery of our services. In order to commercialize our business, we will continue to depend upon our relationship with such companies. In particular, in the event that our supplier is unable or unwilling to continue to produce a mobilizing agent for us (and on commercially reasonable terms), and we are unable to identify alternative methods or find substitute suppliers on commercially reasonable terms, we may not be able to successfully commercialize our business.

OUR SUCCESS WILL DEPEND IN PART ON ESTABLISHING AND MAINTAINING EFFECTIVE STRATEGIC PARTNERSHIPS AND COLLABORATIONS.

A key aspect of our business strategy is to establish strategic relationships in order to gain access to critical supplies, to expand or complement our development or commercialization capabilities, or to reduce the cost of developing or commercializing services on our own. We currently have strategic relationships with two parties. While we are currently in discussions with others to establish additional relationships and collaborations, there can be no assurance that the Company will enter into such relationships or that the arrangements will be on favorable terms. Even if we do enter into these arrangements, we may not be able to maintain these relationships or establish new ones in the future on acceptable terms. Furthermore, these arrangements may require us to grant certain rights to third parties, including exclusive rights or may have other terms that are burdensome to us. If any of our partners terminate their relationship with us or fail to perform their obligations in a timely manner, the development or commercialization of our services may be substantially delayed.


WE DEPEND UPON MANAGEMENT, SCIENTIFIC AND MEDICAL PERSONNEL AND WE MAY FACE DIFFICULTIES IN MANAGING THE GROWTH OF OUR BUSINESS.

The Company's future performance and success are dependent upon the efforts and abilities of our management, medical and scientific personnel. Furthermore, our future growth will require hiring a significant number of qualified technical, medical, scientific, commercial and administrative personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. If we are not able to continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or achieve our business objectives. Our failure to manage growth effectively could limit our ability to achieve our commercialization and other goals relating to, and we may fail in developing, our new business.


                          RISKS RELATED TO COMPETITION


THE STEM CELL PRESERVATION MARKET HAS AND CONTINUES TO BECOME INCREASINGLY COMPETITIVE.


Stem cell preservation is becoming an increasingly competitive business. For example, in the established market for cord blood stem cell banking, the growth in the number of families banking their newborn's cord blood stem cells has been accompanied by an increasing landscape of competitors. Our business, which has been more recently developed, already faces competition from other operators of stem cell preservation businesses and providers of stem cell storage services. We understand that LifeStem, a subsidiary of CalbaTech, Inc., desires to be an autologous adult stem cell collection and storage company and focuses on the micro-collection of stem cells and the storage of two different types of stem cells for autologous use. In addition, StemSource, a division of Cytori Therapeutics and Bio-Matrix Scientific Group Inc. each have established a stem cell banking service to process and store stem cells collected from adipose tissue (fat tissue). This type of stem cell banking will require partnering with cosmetic surgeons who perform liposuction procedures. In addition, the Company believes the use of adult stem cells from adipose tissue will require extensive clinical trials to prove the safety and efficacy of such cells and the enzymatic process required to extract adult stem cells from fat. From a technology perspective the ability to expand a small number of stem cells could present a competitive alternative to stem cell banking. The ability to create a therapeutic quantity of stem cells from a small number of cells is essential to using embryonic stem cells and would be desirable to treat patients who can only supply a small number of their own stem cells. There are many biotechnology laboratories attempting to develop stem cell expansion technology, but to date, stem cell expansion techniques are very inefficient and typically the target cells stop dividing naturally, keeping the yield low. However, stem cell expansion could also complement adult stem cell banking by allowing individuals to extend the banking of an initial collection of cells for many applications.

In general, we may face competition from companies with far greater financial, marketing, technical and research resources, name recognition, distribution channels and market presence than the Company who are marketing or developing new services that are similar to the services that are now being or may in the future be developed by the Company. There can be no assurance that the Company will be able to compete successfully. In the event that we are not able to compete successfully with our current or potential competitors, it may be difficult for us to grow our revenue and maintain our existing business without incurring significant additional expenses to try and refine our technology, services or approach to our business to better compete, and even then there would be no guarantee of success.



WE MAY FACE COMPETITION IN THE FUTURE FROM ESTABLISHED CORD BLOOD BANKS AND SOME HOSPITALS.



In addition, future competition may come from several sources including cord blood banks and some hospitals. Cord blood banks such as ViaCord (a division of ViaCell International) or Cryo-Cell International may be drawn to the field because their processing labs and storage facilities can be used for processing adult stem cells from peripheral blood and their customer lists may provide them with an easy access to the market. We estimate that there are 54 cord blood banks in the United States, 29 of which are autologous (donor and recipient are the same) and 25 of which are allogeneic (donor and recipient are not the same). Hospitals that have transplant centers to serve cancer patients may elect to enter some phases of new stem cell therapies. We estimate that there are 110 hospitals in the United States with stem cell transplant centers. All of these competitors may have access to greater financial resources. In addition, other established companies with greater access to financial resources may enter our markets and compete with us. There can be no assurance that we will be able to compete successfully.



                     RISKS RELATED TO INTELLECTUAL PROPERTY


THERE IS SIGNIFICANT UNCERTAINTY ABOUT THE VALIDITY AND PERMISSIBLE SCOPE OF PATENTS IN THE BIOTECHNOLOGICAL INDUSTRY. WE MAY NOT BE ABLE TO OBTAIN PATENT PROTECTION.

There can be no assurance that the patent applications to which we hold rights will result in the issuance of patents, that any patents issued or licensed to our company will not be challenged and held to be invalid or of a scope of coverage that is different from what we believe the patent's scope to be, or that our present or future patents related to these technologies will ultimately provide adequate patent coverage for or protection of our present or future technologies, products or processes. This could materially and adversely affect the Company and result in our not being able to commercialize our new business.


WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY FROM INFRINGEMENT BY THIRD PARTIES AND THIRD PARTIES MAY CLAIM THAT WE INFRINGE ON THEIR INTELLECTUAL PROPERTY. THIS CAN RESULT IN SIGNIFICANT EXPENSE TO US AND MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

We will rely upon patent protection, trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position, and we typically require our employees, consultants and advisors to execute confidentiality agreements in connection with their employment, consulting or advisory relationships. There can be no assurance, however, that these agreements will not be breached or that we will have adequate remedies for any such breach.

Despite our efforts to protect our intellectual property, third parties may infringe or misappropriate our intellectual property or may develop intellectual property competitive to ours. Our competitors may independently develop similar technology, duplicate our processes, services or design around our intellectual property rights. As a result, we may have to litigate to enforce and protect our intellectual property rights to determine their scope, validity or enforceability. Intellectual property litigation is expensive (particularly for a company of our size), time-consuming, diverts the attention of management and technical personnel and could result in substantial cost and uncertainty regarding our future viability. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection would limit our ability to develop and/or market our services in the future and would likely have an adverse affect on the revenues generated by the sale or license of such intellectual property. Furthermore, any public announcements related to such litigation or regulatory proceedings could adversely affect the price of our common stock.

We also may be subject to costly litigation in the event our technology infringes upon another party's proprietary rights. Third parties may have, or may eventually be issued, patents that would be infringed by our technology. Any of these third parties could make a claim of infringement against us with respect to our technology. We may also be subject to claims by third parties for breach of copyright, trademark or license usage rights. An adverse determination in any litigation of this type could require us to design around a third party's patent, license alternative technology from another party or otherwise result in limitations in our ability to use the intellectual property subject to such claims. Litigation and patent interference proceedings could result in substantial expense to us and significant diversion of efforts by our technical and management personnel. An adverse determination in any such interference proceedings or in patent litigation to which we may become a party could subject us to significant liabilities to third parties or, as noted above, require us to seek licenses from third parties. If required, the necessary licenses may not be available on acceptable financial or other terms or at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us, in whole or in part, from commercializing our products, which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable


ITEM 2. PROPERTIES

Since February 21, 2003, the Company has leased office space in Melville, New York. The current lease provides for an annual rental of approximately $22,800 and expires March 31, 2007. This space will be sufficient for our needs until the business plan of the Company has been successfully implemented. In January 2005, NeoStem began leasing space at Good Samaritan Hospital in Los Angeles, California at an annual rental of approximately $26,000 for use as its stem cell processing and storage facility. The lease expired on December 31, 2005, but we continue to occupy the space on a month-to-month basis. This space will be sufficient for the Company's needs in the short term and we are in the process of negotiating a new lease for the facility with the landlord. If such negotiations are unsuccessful, we believe that we will be able to find a suitable alternative location. NeoStem also leased office space in Agoura Hills, California on a month-to-month basis from Symbion Research International at a monthly rental of $1,687, and we plan to continue this arrangement to fill our need for office space in California.


ITEM 3. LEGAL PROCEEDINGS

The Company is not aware of any material pending legal proceedings or claims against the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2005. On March 17, 2006, a Special Meeting of the stockholders was held pursuant to which stockholders were asked to vote upon, and approved, an amendment to the Certificate of Designations for the Series A $0.07 Convertible Preferred Stock to exchange all of the 681,171 shares of Series A Preferred Stock and accrued dividends into 5,449,368 shares of Common Stock. See
Item 5(a), "Market for Registrant's Common Equity and Related Stockholder Matters - Series A Preferred Stock."

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES


ITEM 5(A). MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.

     MARKET INFORMATION. The Company's Common Stock has traded on the OTC Bulletin Board under the symbol "PHSM" since July 24, 2003. Prior to that date, the Company's Common Stock traded under the symbol "CNGI." The following table sets forth the high and low bid prices of the Company's Common Stock for each quarterly period within the two most recent fiscal years, as reported by Nasdaq Trading and Market Services. On March 1, 2006, the closing bid price for the Company's Common Stock was $0.06. Information set forth in the table below reflects inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

         2005                                    HIGH               LOW

         First Quarter                          $0.07            $ 0.03

         Second Quarter                          0.05              0.02

         Third Quarter                           0.10              0.03

         Fourth Quarter                          0.09              0.03


         2004                                    HIGH               LOW

         First Quarter                          $0.18            $ 0.13
         Second Quarter                          0.22              0.06
         Third Quarter                           0.10              0.07
         Fourth Quarter                          0.10              0.05

     HOLDERS. As of March 1, 2006, there were approximately 1,524 holders of record of the Company's Common Stock.

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

SERIES A PREFERRED STOCK

On March 17, 2006, the stockholders of the Company voted to approve an amendment to the Certificate of Incorporation which permits the Company to issue in exchange for all 681,171 shares of Series A Preferred Stock outstanding and its obligation to pay $528,564 (or $.78 per share) in accrued dividends thereon, a total of 5,449,368 shares of Common Stock (eight (8) shares of Common Stock per share of Series A Preferred Stock). Pursuant thereto, all outstanding shares of Series A Preferred Stock will be cancelled and converted into Common Stock. The Certificate of Designation for the Company's Series A Preferred Stock had provided that at any time after December 1, 1999 any holder of Series A Preferred Stock could require the Company to redeem his shares of Series A Preferred Stock (if there were funds with which the Company could legally do so) at a price of $1.00 per share. Notwithstanding the foregoing redemption provisions, if any dividends on the Series A Preferred Stock were past due, no shares of Series A Preferred Stock could be redeemed by the Company unless all outstanding shares of Series A Preferred Stock were simultaneously redeemed. The holders of Series A Preferred Stock could convert their Series A Preferred Stock into shares of Common Stock of the Company at a price of $5.20 per share. If the preferred shareholders did not approve the exchange of their shares into Common Stock, and if the Company were required to redeem any significant number of shares of Series A Preferred Stock, the Company's financial condition could have been materially adversely affected.



EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about the Company's Common Stock that may be issued upon the exercise of options, warrants and rights under the Company's 2003 Equity Participation Plan as of December 31, 2005. This plan was the Company's only equity compensation plan in existence as of December 31, 2005.

                                                                                                   (c)
                                                                                          Number of Securities
                                                                                         Remaining Available For
                                                                                          Future Issuance Under
                                         (a)                          (b)               Equity Compensation Plan
                             Number of Securities to be    Weighted-Average Exercise      (Excluding Securities
                               Issued Upon Exercise of       Price of Outstanding             Reflected In
                                Outstanding Options,        Options, Warrants and                 Column
       Plan Category             Warrants and Rights                Rights                         (a))
--------------------------    ------------------------      -----------------------     -------------------------
Equity Compensation Plans
Approved by Shareholders .....      23,140,832                    $0.08                          26,859,168

Equity Compensation Plans
Not Approved by
Shareholders .................               0                        0                                   0
                              ----------------                   ------                         -----------
TOTAL                               23,140,832                    $0.08                          26,859,168


RECENT SALES OF UNREGISTERED SECURITIES

In September 2002, the Company sold to accredited investors pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"), five 60-day promissory notes in the principal sum of $25,000 each, resulting in net proceeds to the Company of $117,500, net of offering costs. The notes bear interest at 15% per annum payable at maturity. The terms of the notes include a default penalty pursuant to which if the notes are not paid on the due date, the holder shall have the option to purchase 25,000 shares of the Company's Common Stock for an aggregate purchase price of $125. If the non payment continues for 30 days, then on the 30th day, and at the end of each successive 30-day period until the note is paid in full, the holder has the option to purchase an additional 25,000 shares of the Company's Common Stock for an aggregate purchase price of $125. As of December 31, 2003 a total of 1,000,000 of such shares resulting in net proceeds to the Company of $5,000 were exercised because the notes remained unpaid. As of December 31, 2004, options to purchase an additional 1,875,000 shares of Common Stock at an aggregate purchase price of $9,375 were exercised pursuant to the default penalty. As of December 31, 2004 all but two of these notes and related interest had been repaid and there were no additional options to purchase Common Stock outstanding.

The two outstanding notes described above totaling $50,000, were sold to an unrelated third party who agreed to cancel the two notes and replace them with a new note which did not contain the default penalty. This new note also included a previous note of $25,000 which was issued on August 26, 2003 in exchange for a loan from a then consultant of the Company. On October 1, 2004 a new promissory note in the amount $75,000 bearing interest at 8% per annum was executed. This note, plus accrued interest, was due June 30, 2005 and extended to August 31, 2005. On November 30, 2005, this note was converted into 1,275,000 shares of Common Stock (as described later in this section).

In February 2003, the Company issued a total of 100,000 shares of Common Stock (with a value of $3,000) to three of its major creditors in consideration of the deferral of $523,887 in liabilities, subsequently paid in 2003.

The offer and sale by the Company of the securities described in the two immediately preceding paragraphs were made to accredited investors, without general solicitation or advertising, and in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On March 17, 2003, the Company commenced a private placement offering, pursuant to Regulation D, to raise up to $250,000 in 6-month promissory notes in increments of $5,000 bearing interest at 15% per annum. Only selected investors which qualified as "accredited investors" as defined in Rule 501(a) under the Securities Act were eligible to purchase these promissory notes. The Company raised the full $250,000 through the sale of such promissory notes, resulting in net proceeds to the Company of $225,000. The notes contained a default provision which raised the interest rate to 20% if the notes were not paid when due. The due date of these notes had been extended to August 31, 2005. As of December 31, 2005, $70,000 of the principal amount of these notes had been converted into 1,190,000 shares of Common Stock and $80,000 of the principal amount of these notes remained outstanding bearing interest at 20% (of which $15,000 was paid in January 2006). The due date has been extended to September 30, 2006.

On September 22, 2003, the Company commenced an equity private placement pursuant to Regulation D to raise up to $4,000,000 through the sale of up to 40,000,000 shares of its Common Stock in increments of $5,000 or 50,000 shares (the "2003 Private Placement"). Such shares were not registered and were subject to restrictions on resale. Only selected investors which qualified as "accredited investors" as defined in Rule 501(a) under the Securities Act were eligible to purchase these shares. The 2003 Private Placement closed on December 31, 2003 upon the sale of 2,825,000 shares, resulting in net proceeds to the Company of $214,781. The investment banker, Robert M. Cohen & Company, was issued a five year warrant to purchase 282,500 shares of Common Stock at an exercise price of $0.12 per share. The warrant contains piggyback registration rights.. In January 2004, the Company amended the 2003 Private Placement and sold additional shares of Common Stock thereunder, which closed on July 31, 2004. As of July 31, 2004, 12,132,913 shares of Common Stock had been sold with net proceeds to the Company of $1,105,000. Of these shares, 7,282,913 shares were purchased by Robert Aholt, Jr., the Company's then Chief Operating Officer, for $650,000. In March 2004, the Company sold a 30 day 20% note pursuant to Regulation D in the amount of $50,000 to a director who qualifies as an accredited investor to fund current operations. As of December 31, 2004, $25,000 had been repaid and as of December 31, 2005 the remaining $25,000 had been repaid.

In March 2004, the Company issued 30,000 shares of Common Stock to two noteholders who were accredited investors in payment of interest.

In July 2004, the Company sold a five month 20% note in the amount of $25,000 and two six month 20% notes totaling $80,000 to three accredited investors to fund current operations. As of December 31, 2004 the $25,000 note had been repaid together with accrued interest. The due date was extended to August 31, 2005 on the remaining two notes for $80,000, which were subsequently converted into 1,360,000 shares of Common Stock (as later described in this section). All interest has been paid.

In August 2004, the Company sold a 30 day 20% note in the amount of $30,000 and a six month 20% note in the amount of $25,000 to two accredited investors to fund current operations. As of December 31, 2004, $30,000 had been repaid. The due date was extended to August 31, 2005 as to the remaining $25,000, which subsequently converted into 425,000 shares of Common Stock (as later described in this section). All interest payments have been made.

In August 2004, the Company sold a six month 20% $100,000 convertible note to its then Chief Operating Officer, an accredited investor. This note at maturity was to be converted into shares of the Company's Common Stock at 85% of the average price as quoted on the NASD Over-the-Counter Bulletin Board for the five days prior to the maturity date of the note. In February 2005, this note was converted into 1,960,784 shares of common stock. All interest payments were made on the note.

The offer and sale by the Company of the securities described in the four immediately preceding paragraphs were made to accredited investors, without general solicitation or advertising, and in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

In each of the months August 2004 to December 2004, the Company issued 37,500 shares (for a total of 187,500 shares) of Common Stock to Consulting for Strategic Growth Ltd., the Company's investor relations firm for services.

In each of the months August 2004 to January 2005, the Company issued warrants to purchase 25,000 shares of Common Stock (for a total of 150,000 shares) at $0.05 per share to Consulting for Strategic Growth Ltd, the Company's investor relations firm. Such warrants are each exercisable for three years from the date of issue.

The offer and sale by the Company of the securities described in the two immediately preceding paragraphs were made to accredited investors, without general solicitation or advertising, and in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

In September 2004, 7,282,913 shares of common stock were purchased by Robert Aholt, Jr., the then Chief Operating Officer of the Company and an accredited investor, for an aggregate purchase price of $650,000.

In December 2004, to fund current operations, the Company sold a 60 day 8% note in the amount of $35,000 to its President and Chief Executive Officer, a 180 day 15% note in the amount of $25,000 to a related party, a 180 day 20% note in the amount of $15,000, of which $5,000 has been repaid and a 90 day 8% note in the amount of $25,000 to a Director, all accredited investors, totaling $100,000. The due dates of the notes were extended to August 31, 2005 except for the $15,000 note which was extended to September 30, 2005. As of December 31, 2005, $85,000 converted into 1,445,000 shares of Common Stock (as later described in this section). The due date of the remaining $10,000 was extended to September 30, 2006 and was repaid in January 2006. All interest payments have been made.

On January 1, 2005, the Company issued to Robert J. Aholt, Jr., the Company's then Chief Operating Officer, 477,679 shares of unregistered Common Stock in partial payment of salary as per his Employment Agreement dated September 13, 2004. Pursuant to this agreement, in partial consideration for Mr. Aholt's services thereunder, on January 1, 2005 and on the first day of each calendar quarter thereafter during the term thereof, Mr. Aholt was entitled to such number of shares of Common Stock, with a "Dollar Value" of $26,750, $27,625 and $28,888 during the first, second and third years of the term, respectively, at a "Per Share Price" equal to the average closing price of one share of Common Stock on the Bulletin Board for the five (5) consecutive trading days immediately preceding the date of grant of such shares. Mr. Aholt's Employment Agreement was subsequently amended pursuant to which effective as of September 30, 2005 he was compensated solely in cash.

The offer and sale by the Company of the securities described in the three immediately preceding paragraphs were made to accredited investors, without general solicitation or advertising, and in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On each of January and February 20, 2005, the Company issued 37,500 shares of its Common Stock, for a total of 75,000 shares, as compensation to Consulting for Strategic Growth Ltd, its public relations firm.

In January 2005, the Company sold a six month 20% note in the amount of $25,000 to an accredited investor to fund current operations. This note was subsequently converted into 425,000 shares of Common Stock as described later in this section. In February 2005, the Company sold a six month 20% note in the amount of $10,000 to an accredited investor to fund current operations (for which the due date was extended until September 30, 2005). This note was subsequently converted into 170,000 shares of Common Stock as described later in this section. All interest payments have been made.

On February 20, 2005, the Company issued 1,960,784 shares of its Common Stock in exchange for the conversion of a promissory note held by its Chief Operating Officer.

In March 2005, the Company sold a 30 day 8% note in the amount of $17,000 to its President and Chief Executive Officer (for which the due date was extended until August 31, 2005) and a one year 15% note in the amount of $20,000 (which was subsequently converted into 340,000 shares of Common Stock as described later in this section) to two accredited investors to fund current operations. All interest payments on these notes were current. The due date on the note in the amount of $17,000 was extended to September 30, 2006, and it was paid in full in January 2006.

On April 1, 2005, the Company issued 800,898 shares of its Common Stock to Mr. Aholt, the Company's then Chief Operating Officer, in partial payment of salary as per Mr. Aholt's Employment Agreement.

The offer and sale by the Company of the securities described in the five immediately preceding paragraphs were made to accredited investors, without general solicitation or advertising, and in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On April 20, 2005, the Company and Catherine M. Vaczy, the Company's Executive Vice President and General Counsel, entered into a stock purchase agreement pursuant to which the Company sold to Ms. Vaczy 1,666,666 shares of Common Stock in exchange for $100,000. This agreement also gave her the right to purchase up to an additional $200,000 of Common Stock at a per share price equal to 85% of the average closing price of one share of Common Stock Bulletin Board for the five (5) consecutive trading days immediately preceding the date of Ms. Vaczy's notice exercising the option; provided, that in no event would the price be less than $.06.

In April, 2005, the Company sold a one year 15% note in the amount of $100,000 to its Executive Vice President and General Counsel. Ms. Vaczy had the option to convert the Note into shares of Common Stock at any time up until the 90th day after the date of the Note at a per share price equal to 85% of the average closing price of one share of Common Stock on the Bulletin Board, provided, that in no event would the price be less than $.06. Following the 90th day after the date of the Note, Ms. Vaczy was obligated, at any time prior to the date of maturity of the Note, to convert the Note into shares of Common Stock unless Ms. Vaczy shall have provided to the Company a notice terminating her employment with the Company pursuant to her employment agreement. Effective as of November 30, 2005, the Note was converted into 1,700,000 shares of Common Stock in the exchange offer described later in this section.

The offer and sale by the Company of the securities described in the two immediately preceding paragraphs were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, for transactions by an issuer not involving a public offering. The offer and sale of such securities were made without general solicitation or advertising and with representations by the investors that they were "accredited investors," as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

On May 4, 2005, the Company sold 100,000 shares of its Common Stock to an unrelated third party at a price of $.06 per share resulting in net proceeds to the Company of $6,000.

On May 19, 2005, the Company, and Joseph D. Zuckerman, a Director of the Company, entered into a subscription agreement pursuant to which the Company sold to Dr. Zuckerman 100,000 shares of unregistered Common Stock in exchange for $6,000.

On May 26, 2005, the Company and Wayne A. Marasco, the Company's Senior Scientific Advisor and a Director of the Company, entered into a subscription agreement pursuant to which the Company sold to Dr. Marasco 250,000 shares of unregistered Common Stock in exchange for $15,000.

The offer and sale by the Company of the securities described in the three immediately preceding paragraphs were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, for transactions by an issuer not involving a public offering. The offer and sale of such securities were made without general solicitation or advertising and with representations by the investors that they were "accredited investors," as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

On June 8, 2005, the Company entered into a subscription agreement pursuant to which the Company sold to an investor 416,666 shares of unregistered Common Stock in exchange for $25,000.

On July 1, 2005, the Company issued 668,750 shares of unregistered Common Stock to Mr. Aholt, the Company's then Chief Operating Officer, in partial payment of salary based on the formula in his Employment Agreement.

On July 1, 2005, the Company issued to Consulting for Strategic Growth Ltd., its investor relations and public relations consultant, 16,666 shares of unregistered Common Stock pursuant to the terms of its consulting agreement in partial consideration for services thereunder.

On July 18, 2005, the Company sold 1,250,000 shares of its Common Stock to Catherine M. Vaczy, its Executive Vice President and General Counsel, at a per share purchase price of $0.06 for aggregate consideration of $75,000. This purchase was as a result of Ms. Vaczy's exercise of the option contained in her April 20, 2005 stock purchase agreement.

The offer and sale by the Company of the securities described in the four immediately preceding paragraphs were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, for transactions by an issuer not involving a public offering. The offer and sale of such securities were made without general solicitation or advertising and with representations by the investors that they were "accredited investors," as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

On each of August 1, 2005 and September 1, 2005, the Company issued to Consulting for Strategic Growth Ltd, its investor relations and public relations consultant, 16,666 shares of its unregistered Common Stock pursuant to the terms of its consulting agreement in partial consideration for services thereunder.

On August 16, 2005, the Company entered into a subscription agreement with Wayne
A. Marasco, the Company's Senior Scientific Advisor and a Director of the Company, pursuant to which the Company sold to Dr. Marasco 833,333 shares of unregistered Common Stock in exchange for $50,000.

Pursuant to the terms of a letter agreement dated as of August 12, 2005 and entered into between the Company and Catherine M. Vaczy, the Company's Executive Vice President and General Counsel, on August 12, 2005 the Company issued to Ms. Vaczy 412,339 shares of unregistered Common Stock in payment of $24,740 in salary accrued during the period April 20, 2005 through August 12, 2005 at a per share price of $.06, the closing price of one share of Common Stock on the Bulletin Board on August 12, 2005. On October 3, 2005, the Company issued to Ms. Vaczy pursuant to the letter agreement, 260,817 shares of unregistered Common Stock in payment of $10,433 in salary accrued during the period August 15, 2005 through September 30, 2005 at a per share price of $.04, the closing price of one share of Common Stock on the Bulletin Board on September 30, 2005.

In August 2005, the Company sold an 8% note in the amount of $10,000 to its President and Chief Executive Officer, an accredited investor, which was due on demand. The due date was extended to September 30, 2006, and the note was paid in full in January 2006.

In September 2005, the Company sold two 8% notes in the amounts of $6,000 and $15,000 to its President and Chief Executive Officer, an accredited investor, which were due on demand. The due dates were extended to September 30, 2006, and they were paid in full in January 2006.

On September 14, 2005, the Company issued to Dr. Robin Smith 500,000 shares of the Company's unregistered Common Stock pursuant to the terms of a consulting agreement with Dr. Smith pursuant to which she serves as the Chairman of the Company's Advisory Board. Dr. Smith was also issued three year warrants to purchase 240,000 shares of Common Stock at $0.08 per share. Such warrants vest at the rate of 20,000 per month.

On September 29, 2005, the Company entered into a subscription agreement pursuant to which the Company sold to an investor 142,857 shares of unregistered Common Stock in exchange for $10,000.

Pursuant to the terms of Mr. Aholt's Employment Agreement dated September 13, 2004, as amended by a letter agreement dated July 20, 2005, on October 3, 2005, the Company issued to Mr. Aholt, 461,206 shares of unregistered Common Stock in payment of accrued salary. The shares issued had an aggregate dollar value of $26,750, and the price per share was equal to the average closing price of one share of Common Stock on the Bulletin Board for the five (5) consecutive trading days immediately preceding the date of grant of such shares.

The offer and sale by the Company of the securities described in the eight immediately preceding paragraphs were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, for transactions by an issuer not involving a public offering. The offer and sale of such securities were made without general solicitation or advertising and with representations by the investors that they were "accredited investors," as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

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

On October 28, 2005, the Company issued 50,000 shares of Common Stock to a hospital in exchange for advertising in an event journal. Such shares were valued at $3,500.

On November 10, 2005, the Company sold a total of 833,332 shares of its Common Stock to two accredited investors at a price of $.06 per share resulting in gross proceeds to the Company of $50,000.

On November 28, 2005, the Company entered into a subscription agreement pursuant to which the Company sold to an investor 6,250,000 shares of unregistered Common Stock and short term warrants in exchange for $500,000.

The offer and sale by the Company of the securities described in the six immediately preceding paragraphs were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, for transactions by an issuer not involving a public offering. The offer and sale of such securities were made without general solicitation or advertising and with representations by the investors that they were "accredited investors," as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

Effective as of November 30, 2005, the Company effected the exchange (the "Exchange") of an aggregate of $445,000 in outstanding indebtedness of the Company represented by certain promissory notes (the "Notes") for an aggregate of 7,565,000 shares of Common Stock of the Company. The rate at which the Notes were exchanged for shares of Common Stock was 17,000 shares of Common Stock for every $1,000 of indebtedness represented by the Notes. Of the Notes, an aggregate of $160,000 was held by certain officers and directors of the Company and exchanged into 2,720,000 shares of Common Stock. The offer and sale by the Company of the securities described above were made in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act for exchange offers. The offer and sale of such securities were made without general solicitation or advertising and no commissions were paid.

On November 20, 2005, the Company issued to an employee an aggregate of 60,000 shares of its restricted Common Stock in payment of an aggregate of $3,000 in accrued salary.

On January 19, 2006, the Company effected the issuance of 5,000,000 shares of unregistered Common Stock to NeoStem in connection with the purchase of the NeoStem assets described in Item 1, Business. In addition, the Company issued an aggregate of 2,012,225 shares of Common Stock to various parties in satisfaction of $82,000 of $465,000 in assumed liabilities of NeoStem in connection with the acquisition, of which 675,227 shares were issued to Denis Rodgerson (subsequently the Company's Director of Stem Cell Science) and 96,148 shares were issued to Larry A. May (subsequently the Company's Chief Financial Officer).

On December 1, 2005, the Company issued to its investor relations consultant 16,666 shares of unregistered Common Stock pursuant to the terms of its consulting agreement in partial consideration for services thereunder.

On December 22, 2005, the Company issued to its Executive Vice President and General Counsel an aggregate of 416,666 shares of its restricted Common Stock in payment of an aggregate of $25,000 in accrued salary.

The offer and sale by the Company of the securities described in the four immediately preceding paragraphs were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, for transactions by an issuer not involving a public offering. The offer and sale of such securities were made without general solicitation or advertising and with representations by the investors that they were "accredited investors," as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

On December 30, 2005, the Company effected the exchange of $20,000 in outstanding indebtedness of the Company represented by a promissory note, for 340,000 shares of its Common Stock.

Effective as of each of January 10, 2006 and January 11, 2006, respectively, the Company effected the exchange (the "Exchange") of an aggregate of $45,000 in outstanding indebtedness of the Company represented by certain promissory notes (the "Notes") for an aggregate of 765,000 shares of restricted Common Stock of the Company. The rate at which the Notes were exchanged for shares of Common Stock was 17,000 shares of Common Stock for every $1,000 of indebtedness represented by the Notes.

The offer and sale by the Company of the securities described in the two immediately preceding paragraphs were made in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act for exchange offers. The offer and sale of such securities were made without general solicitation or advertising and no commissions were paid.

On December 30, 2005, and in January 2006, the Company entered into Subscription Agreements (the "Agreement") with certain accredited investors and consummated the sale of Units consisting of Convertible Promissory Notes and detachable warrants under Regulation D under the Securities Act. Gross proceeds raised were $250,000 on December 30, 2005 and $250,000 in January 2006, totaling an aggregate of $500,000 in gross proceeds. Each Unit was comprised of: (a) a nine month note in the principal amount of $25,000 bearing 9% simple interest, payable semi-annually, with the 2nd payment paid upon maturity, convertible into shares of the Company's Common Stock at a conversion price of $.06 per share; and (b) 416,666 detachable three year Warrants, each for the purchase of one share of Common Stock at an exercise price of $.12 per share. The Notes are subject to mandatory conversion by the Company if the closing price of the Common Stock has been at least $.18 for a period of at least 10 consecutive trading days prior to the date on which notice of conversion is sent by the Company to the holders of the Promissory Notes, and if the underlying shares are then registered for resale with the SEC. Holders of the Units are entitled to certain registration rights. The Company will, promptly following the last closing date, endeavor to file a Registration Statement with the SEC to include the shares of Common Stock underlying the Promissory Notes, the shares of Common Stock underlying the Warrants, the shares of Common Stock issued to the Placement Agent as its fee and the shares of Common Stock underlying the warrants issued to the Placement Agent in payment of its fee. In the event that the Registration Statement is not declared effective by the SEC as of the six-month anniversary of the last closing date, the conversion price of the Promissory Notes and the exercise price of the Warrants shall be decreased by five percent for each 30-day period that the Registration Statement is not declared effective by the SEC; provided, however, that in no event shall the conversion price of the Promissory Notes and the exercise price of the Warrants be decreased pursuant to the operation of this provision to an amount that is less than $.04 and $.10 respectively.

The Company issued to WestPark Capital, Inc., the placement agent for the Units described above, (i) 500,000 shares of Common Stock (250,000 shares on December 30, 2005 and 250,000 shares in January 2006); and (ii) warrants to purchase an aggregate of 833,332 shares of the Company's Common Stock (416,666 on December 30, 2005 and 416,666 in January 2006).

None of the shares of Common Stock, short term warrants, Units and the convertible promissory notes and detachable warrant comprising the Units were registered under the Securities Act, and such securities were exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

In March 2006, the Company issued warrants to purchase 120,000 shares of Common Stock at a price of $0.10 per share to its marketing consultant. These warrant vest 20,000 per month for six months. The warrants expire three years from date of issue. These securities were issued to an accredited investor, without general solicitation or advertising, and in reliance upon the exemption provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On March 17, 2006, the stockholders of the Company voted to approve an amendment to the Certificate of Incorporation which permit the Company to issue in exchange for all 681,171 shares of Series A Preferred Stock outstanding and its obligation to pay $528,564 (or $.78 per share) in accrued dividends thereon, a total of 5,449,368 shares of Common Stock (eight shares of Common Stock per share of Series A Preferred Stock). Pursuant thereto, all outstanding shares of Series A Common Stock will be cancelled and converted into 5,449,368 shares of Common Stock. The offer and sale by the Company of the securities described will be made in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act for exchange offers.


On March 27, 2006, the Company sold 100,000 shares of its Common Stock to an Advisory Board member at a price of $.053 per share resulting in net proceeds to the Company of $5,300. These securities were issued to an accredited investor, without general solicitation or advertising, and in reliance upon the exemption provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.


ITEM 5(B)   USE OF PROCEEDS

Not applicable.



ITEM 5(C)    REPURCHASES OF EQUITY SECURITIES

There were no repurchases of equity securities by the Company or any affiliated purchaser during the fourth quarter of the fiscal year ended December 31, 2005 as to which information is required to be furnished.

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

STATEMENT OF OPERATIONS:                         YEAR ENDED      YEAR ENDED      YEAR ENDED     YEAR ENDED      YEAR ENDED
($'000 EXCEPT NET LOSS PER SHARE WHICH IS      DECEMBER 31,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
STATED IN $)                                           2005            2004            2003           2002            2001

Earned revenues                               $          35   $          49     $        65    $        81     $       107

Direct costs                                             25              34              44             60              70
Gross profit                                             10              15              21             21              37
Operating  (loss)                                    (1,601)         (1,474)           (894)        (1,149)         (1,606)

Loss before discontinued operations and
preferred dividends                                  (1,745)         (1,748)         (1,044)        (1,160)         (1,792)

Net loss attributable to common
stockholders                                         (1,745)         (1,748)         (1,068)        (1,208)         (2,081)

Basic and diluted earnings per share:

  Loss from continuing operations                      (.04)           (.05)          (0.05)         (0.05)          (0.08)
  Income (loss) from discontinued                         -               -               -              -           (0.01)
operations

Net loss attributable to common                        (.04)           (.05)          (0.05)         (0.05)          (0.09)
shareholders

Weighted average number of shares
outstanding                                      49,775,746      32,541,845      23,509,343     22,344,769      22,284,417




BALANCE SHEET DATA:                                   AS OF           AS OF           AS OF          AS OF           AS OF
$'000                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                       2005            2004            2003           2002            2001

Working Capital  (Deficiency)                 $      (1,245)  $      (1,239)    $      (794)   $       (82)    $     1,085
Total Assets                                            643              99             312          1,183           1,836
Current Liabilities                                   1,752           1,288           1,023          1,141             489
Long Term Debt                                            -               -               -              9              32
(Accumulated Deficit)                               (14,255)        (12,510)        (10,762)        (9,694)         (8,486)
Total Stockholders' (Deficit)/Equity                 (1,818)         (1,932)         (1,503)          (824)            373




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


The following discussion should be read in conjunction with the audited financial statements and notes thereto, included in Item 8 of this report, and is qualified in its entirety by reference thereto.

GENERAL

The Company is currently engaged in the business of operating a commercial autologous (donor and recipient are the same) adult stem cell bank and is pioneering the pre-disease collection, processing and storage of adult stem cells that donors can access for their own present and future medical treatment. On January 19, 2006 the Company consummated the acquisition of the assets of NeoStem Inc. ("NeoStem") relating to NeoStem's business of collecting and storing adult stem cells. Effective with the acquisition, the business of NeoStem became the principal business of the Company, rather than its historic business of providing capital and business guidance to companies in the healthcare and life science industries. The Company now intends to provide adult stem cell processing, collection and banking services with the goal of making stem cell collection and storage widely available, so that the general population will have the opportunity to store their own stem cells for future healthcare needs. The Company also hopes to become the leading provider of adult stem cells for therapeutic use in the burgeoning field of regenerative medicine for heart disease, types of cancer and other critical health problems.

Until the NeoStem acquisition, the business of the Company was providing capital and business guidance to companies in the healthcare and life science industries, in return for a percentage of revenues, royalty fees, licensing fees and other product sales of the target companies. Additionally, through June 30, 2002, the Company was a provider of extended warranties and service contracts via the Internet at warrantysuperstore.com. The Company is still engaged in the "run off" of such extended warranties and service contracts. In June 2002 management determined, in light of continuing operating losses, to discontinue its warranty and service contract business and to seek new business opportunities for the Company. As a result, on January 7, 2002 the Company entered into the StrandTek Transaction as previously reported. Consummation of the StrandTek Transaction was conditioned upon certain closing conditions, and the arrangement was formally terminated by written agreement between the Company and StrandTek in June 2002. The Company had loaned a total of $1,250,000 to StrandTek (which defaulted) and in 2003, the Company received a total of approximately $987,000 from a settlement with StrandTek guarantors.

Management had been exploring new business opportunities for the Company and on February 6, 2003, the Company appointed Mark Weinreb as a member of the Board of Directors and as its President and Chief Executive Officer. Mr. Weinreb was appointed to finalize and execute the Company's new business plan. Under his direction, the Company entered a new line of business where it provided capital and guidance to companies, in multiple sectors of the healthcare and life science industries, in return for a percentage of revenues, royalty fees, licensing fees and other product sales of the target companies. The Company continued to recruit management, business development and technical personnel, and develop its business model, in furtherance of its business plan.

On December 12, 2003, the Company signed a royalty agreement with Parallel Solutions, Inc. ("PSI") to develop a new bioshielding platform technology for the delivery of therapeutic proteins and small molecule drugs in order to extend circulating half-life to improve bioavailability and dosing regimen, while maintaining or improving pharmacologic activity. The agreement provided for PSI to pay the Company a percentage of the revenue received for the sale of certain specified products or licensing activity. The Company provided capital and guidance to PSI to conduct a Proof of Concept Study relating thereto. As a result of the Proof of Concept Study, PSI advised the Company that it had no definitive plans to move forward with the program. Since the inception of the PSI agreement, the Company paid a total of $720,000 to PSI and paid $85,324 of expenses. The Company does not anticipate any further activity pursuant to the PSI agreement.

The Company engaged in various capital raising activities to pursue its new business opportunities, raising $489,781 in 2003, $1,289,375 in 2004, and a total of $1,600,000 in 2005 through March 2006. Such capital raising activities enabled the Company to pursue the arrangement with PSI and NeoStem. It will be necessary for the Company to raise new capital. There can be no assurance that the Company's new business will be successful or that the Company will be able to raise new capital.


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


FISCAL 2005 COMPARED TO FISCAL 2004

The Company generated recognized revenues from the sale of extended warranties and service contracts via the Internet of $35,000 in fiscal 2005 compared to $49,000 in fiscal 2004. The revenues generated in the year were derived entirely from revenues deferred over the life of the contracts sold in prior years. Similarly, direct costs incurred were $25,000 and $34,000 for fiscal years 2005 and 2004 respectively, which relate to costs previously deferred over the life of such contracts.

General and  administrative  expenses totaled  $1,611,000  during the year ended
December 31, 2005 as compared to $764,000 for fiscal 2004, an increase of $847,000 or 190%. The increase was primarily attributable to increases in salaries and related expenses ($495,000), consultants ($50,000), legal and accounting ($196,000), investment banking fees ($61,000) and investor relations ($19,000).

In accordance with the PSI agreement, the Company paid PSI $0 in fiscal 2005 as compared to $725,000 in fiscal 2004.

Interest expense decreased in fiscal 2005 to $144,000 from $274,000 in fiscal 2004 due to the lower level of debt and certain loans from officers and directors at an interest rate of 8% compared with much higher rates from non-affiliated noteholders in the previous year.

For the reasons cited above, the net loss decreased to $1,745,000 in fiscal 2005 from the comparable loss of $1,748,000 for fiscal 2004.


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

Interest income decreased from $89,000 in fiscal 2003 to less than $1,000 in fiscal 2004 due to the lack of funds. Interest expense increased in fiscal 2004 to $274,000 from $215,000 in fiscal 2003 due to the higher level of debt and certain debt being in default and therefore subject to a higher interest rate. In addition, the Company recorded interest expense in fiscal 2004 relating to the Series A Preferred in the amount of approximately $48,000 as compared to approximately $24,000 in 2003 due to a recent accounting pronouncement.

For the reasons cited above, the net loss before preferred stock dividend increased to $1,748,000 in fiscal 2004 from the comparable loss of $1,044,000 for fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated:

                                    TWELVE MONTHS ENDED
                           ------------------------------------
                           December 31, 2005  December 31, 2004
                           -----------------  -----------------
Cash used in
operating activities        $  (833,996)        $(1,459,653)

Cash used in
investing activities        $         0              (3,288)

Cash provided by
financing activities        $ 1,295,000           1,279,862


At December 31, 2005, the Company had a cash balance of $488,872, deficit working capital of $1,245,084 and a stockholders' deficit of $1,817,638. In addition, the Company sustained losses of $1,745,039, $1,748,372 and $1,044,145 for the three fiscal years ended December 31, 2005, 2004 and 2003, respectively. The Company's lack of liquidity combined with its history of losses raises substantial doubt as to the ability of the Company to continue as a going concern. No assurance can be given as to the Company's ability to raise additional financing to cure its liquidity issues.

On December 30, 2005 the Company commenced a private placement to sell 9% six month convertible notes in $25,000 units. Each unit consisted of the 9% note convertible into shares of the Company's Common Stock at $0.06 per share and 416,666 warrants to purchase the Company's Common Stock at an exercise price of $.12 per share. On December 30, 2005, the Company sold $250,000 of these notes and through January 31, 2006 an additional $250,000 of these notes for a total of $500,000. The net proceeds from the sales of these notes to the Company were $443,880.

The following table reflects a summary of the Company's contractual cash obligations as of December 31, 2005:


                                                                   PAYMENTS DUE BY PERIOD
                                                          --------------------------------------------------
CONTRACTUAL OBLIGATIONS                                     LESS THAN 1                          MORE THAN 5
                                                TOTAL           YEAR    1-3 YEARS    3-5 YEARS       YEARS
                                              ----------   ----------   ----------   ----------  -----------
Notes payable                                 $  433,000   $  433,000   $        0   $        0   $        0
Operating leases                                  74,744       69,044        5,700            0            0
Employment agreements                          2,332,867      986,083    1,346,783            0            0
                                                                                                  ----------
SERIES A MANDATORILY REDEEMABLE CONVERTIBLE
PREFERRED STOCK                                  572,208       47,684      143,052      143,052      238,420
                                              ----------   ----------   ----------   ----------   ----------
     Total                                    $2,840,611   $1,535,811   $1,495,535   $  143,052   $  238,420
                                              ==========   ==========   ==========   ==========   =========-

The table above includes the contractual obligations acquired in the purchase of substantially all the assets of NeoStem, Inc. on January 19, 2006.


INFLATION

The Company does not believe that its operations have been materially influenced by inflation in the fiscal year ended December 31, 2005, a situation which is expected to continue for the foreseeable future.


SEASONALITY

The Company does not believe that its operations are seasonal in nature.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed under this Item are presented commencing on page F-1 of the Annual Report on Form 10-K, and are incorporated herein by reference. The supplementary financial information required to be disclosed under this Item is presented below:

SELECTED QUARTERLY FINANCIAL DATA


$'000               QUARTER   QUARTER   QUARTER    QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
(EXCEPT NET           ENDED     ENDED     ENDED      ENDED     ENDED     ENDED     ENDED     ENDED
LOSS PER           12/31/05   9/30/05   6/30/05    3/31/05  12/31/04   9/30/04   6/30/04   3/31/04
SHARE WHICH
IS STATED IN $)

Earned Revenues          $8        $8        $9       $ 10       $12        $3        $7       $27

Direct Costs              6         6         6          7         8         2         5        19

Gross profit              2         2         3          3         4         1         2         8

Operating Loss         (491)     (542)     (356)      (212)     (263)     (417)     (413)     (381)

Net Loss
Attributable to        (527)     (575)     (393)      (250)     (300)     (500)     (492)     (456)
Common
Stockholders

Net loss per           (.01)     (.01)     (.01)      (.01)     (.00)     (.01)     (.02)     (.02)
share


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information required pursuant to this Item has been previously reported, that on January 6, 2004, upon recommendation and approval of the Company's Board of Directors, the Company dismissed Travis, Wolff & Company, LLP and engaged Holtz Rubenstein Reminick LLP as the Company's independent auditors for the fiscal year ended December 31, 2003. There were no "disagreements" or "reportable events" that were required to be disclosed.

ITEM 9A. CONTROLS AND PROCEDURES

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

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the directors and executive officers of the Company as of March 15, 2006:

NAME                  AGE      POSITION

Mark Weinreb          53       Director, President & Chief Executive Officer
Larry A. May          56       Chief Financial Officer
Catherine M. Vaczy    44       Executive Vice President and General Counsel
Wayne Marasco         52       Director
Joseph Zuckerman      54       Director



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

LARRY A. MAY
CHIEF FINANCIAL OFFICER

Larry A. May joined the Company in connection with the NeoStem acquisition, and effective March 1, 2006, is the Chief Financial Officer of the Company. Mr. May, the former Treasurer of Amgen (one of the world's largest biotechnology companies), initially became affiliated with Phase III Medical to assist with licensing activities in September 2003. For the last 20 years, Mr. May has worked in the areas of life science and biotechnology. From 1983 to 1998, Mr. May worked for Amgen as Corporate Controller (1983 to 1988), Vice President/Corporate Controller/Chief Accounting Officer (1988 to 1997), and Vice President/Treasurer (1997 to 1998). At Amgen, Mr. May helped build its accounting, finance and IT organizations. From 1998 to 2000, Mr. May served as the Senior Vice President, Finance & Chief Financial Officer of Biosource International, Inc., a provider of biologic research reagents and assays. From 2000 to May 2003, Mr. May served as the Chief Financial Officer of Saronyx, Inc., a company focused on developing productivity tools and secure communication systems for research scientists. From August 2003 to present, Mr. May served as the Chief Executive Officer and Chief Financial Officer of NeoStem. Mr. May received a Bachelor of Science degree in Business Administration & Accounting in 1971 from the University of Missouri.

CATHERINE M. VACZY
EXECUTIVE VICE PRESIDENT AND GENERAL COUNSEL

Ms. Vaczy joined the Company in April 2005 as Executive Vice President and General Counsel. Ms. Vaczy is responsible for overseeing the Company's legal affairs as well as assisting the Company in reviewing and evaluating business, scientific and medical opportunities. From 1997 through 2003, Ms. Vaczy held various senior positions at ImClone Systems Incorporated, a publicly-traded company developing a portfolio of targeted biologic treatments to address the medical needs of patients with a variety of cancers, most recently as its Vice President, Legal and Associate General Counsel. While at ImClone, Ms. Vaczy served as a key advisor in the day-to-day operations of the company and helped forge a number of important strategic alliances, including a $1 billion co-development agreement for Erbitux(R), the company's targeted therapy currently approved for the treatment of metastatic colorectal and head and neck cancers. From 1988 through 1996, Ms. Vaczy served as a corporate attorney advising clients in the life science industries at the New York City law firm of Ross & Hardies. Ms. Vaczy received a Bachelor of Arts degree in 1983 from Boston College and a Juris Doctor from St. John's University School of Law in 1988.


WAYNE MARASCO, M.D., PH.D.
DIRECTOR

Dr. Marasco joined the Board of Directors of the Company in June 2003. In August 2004 he was appointed the Company's Senior Scientific Advisor. Dr. Marasco is an Associate Professor in the Department of Cancer Immunology & AIDS at the Dana-Farber Cancer Institute and Associate Professor of Medicine in the Department of Medicine, Harvard Medical School. Dr. Marasco is a licensed physician-scientist with training in Internal Medicine and specialty training in infectious diseases. His clinical practice sub-specialty is in the treatment of immunocompromised (cancer, bone marrow and solid organ transplants) patients.

Dr. Marasco's research laboratory is primarily focused on the areas of antibody engineering and gene therapy. New immuno- and genetic- therapies for HIV-1 infection / AIDS, HTLV-1, the etiologic agent in Adult T-cell Leukemia, and other emerging infectious diseases such as SARS and Avian Influenza are being studied. Dr. Marasco's laboratory is recognized internationally for its pioneering development of intracellular antibodies (sFv) or "intrabodies" as a new class of molecules for research and gene therapy applications. He is the author of more than 70 peer reviewed research publications, numerous chapters, books and monographs and has been an invited speaker at many national and international conferences in the areas of antibody engineering, gene therapy and AIDS. Dr. Marasco is also the Scientific Director of the National Foundation for Cancer Research Center for Therapeutic Antibody Engineering (the "Center"). The Center is located at the Dana-Farber Cancer Institute and will work with investigators globally to develop new human monoclonal antibody drugs for the treatment of human cancers.

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

Dr. Zuckerman was President of the American Shoulder and Elbow Surgeons and Chair of the Council on Education for the American Academy of Orthopaedic Surgeons. He recently developed and successfully implemented a sponsorship program between the hospital and the New York Mets. His clinical practice is focused on shoulder surgery and hip and knee replacement and he is the author or editor of ten textbooks, 60 chapters and more than 200 articles in the orthopaedic and scientific literature.

SIGNIFICANT EMPLOYEES

DENIS RODGERSON, PH.D.
DIRECTOR OF STEM CELL SCIENCE

Denis Rodgerson, Ph.D., the Company's Director of Stem Cell Science, joined Phase III in connection with the NeoStem acquisition. Dr. Rodgerson, one of the original founders of NeoStem, has over 36 years experience managing large tertiary care and reference clinical laboratories with many patents and articles to his credit. Prior to joining NeoStem, he co-founded StemCyte, and oversaw the company to the world's second largest allogeneic umbilical cord stem cell bank with multinational collection centers. His career has included being the Vice-Chairman and Professor of the Department of Pathology and Laboratory Medicine at the University of California Los Angeles ("UCLA") and Director of Pediatric Laboratories and Analytical Toxicology Service at the University of Colorado. At UCLA, where he was the Head of Clinical Chemistry and Toxicology and Clinical Laboratory Computing, he was in charge of a laboratory and administrative staff of more than 300 with an annual operating budget of $12 million and revenues of $60 million. Prior to UCLA, he held the positions of Director of Pediatric Laboratories and Analytical Toxicology Service at the University of Colorado for 12 years. He is a Fellow of the Association of Clinical Scientists and Institute of Medical Laboratory Science. As a
long-standing member of the American Association for Clinical Chemistry, he served on its Board of Directors and was the Chairman of the 1969 National Meeting and many other committees. The committees that he has served on at UCLA and the University of California system-wide, include serving as the Director of the Office of Industry Relations, Chairman of the System-wide Library Committee, member of the System-wide Committee on Information Transfer and Technology Policy and the President's Task-Force on the California Digital Library. Dr. Rodgerson has published more than 150 articles in the medical and scientific literature. He has held consulting positions for many institutions and corporations, including NASA, National Bureau of Standards, Hewlett Packard, Beckman Instruments, Hybridtech, Boehringer-Mannheim Corporation, 3M Company, Warren-Teed Pharmaceuticals, Micromedic Systems, Ortho Diagnostics, National Health Laboratories, Consolidated Biomedical Laboratories, Bio-Dynamics, Inc., Fisher Scientific, E. I. DuPont de Nemours, Ciba Pharmaceuticals, DNA Technology, and Diagnostic Products Corporation. Dr. Rodgerson received his M.S. and Ph.D. from the University of Colorado.


COMMITTEES OF THE BOARD OF DIRECTORS

COMPOSITION OF THE BOARD OF DIRECTORS. Because of the Company's recent reorganization and implementation of its new business plan, and its ongoing efforts to engage qualified board members under its new business plan, the Company does not have a separately designated audit committee, nominating committee or compensation committee at this time and the entire Board of Directors acts in such capacities. Accordingly, the Company's Board of Directors also has determined that the Company does not have an audit committee financial expert. The Company continues to seek new board members in order to implement its reorganization and new business plan, and appoint a separately designated audit committee.



SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. These persons are required by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on the Company's review of these reports and written representations furnished to the Company, the Company believes that in 2005 each of the reporting persons complied with these filing requirements, except that one such report was inadvertently not timely filed by Dr. Joseph Zuckerman.




CODE OF ETHICS

     The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions). A copy of such Code of Ethics has been filed as Exhibit 14.1 to Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid during the three years ended December 31, 2005 to the Company's Chief Executive Officer and all other executive officers of the Company who earned in excess of $100,000 for services rendered during fiscal 2005 (the "Named Executive Officers").

                                         SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------
                                                ANNUAL COMPENSATION              LONG TERM COMPENSATION
                                       --------------------------------------    -----------------------------
                                                                                               SECURITIES
                                                                                 RESTRICTED    UNDERLYING
                                                                 ALL OTHER         STOCK       OPTIONS/SAR'S
NAME AND PRINCIPAL POSITION   YEAR       SALARY         BONUS    COMPENSATION      AWARDS
--------------------------------------------------------------------------------------------------------------
Mark Weinreb (1)              2005     $   245,741(2) $20,000     $18,500(3)      $150,000      6,550,000
Chief Executive Officer       2004        $203,192    $20,000     $18,500(3)           -        2,550,000
                              2003        $157,154          -     $18,500(3)           -        2,500,000

Robert Aholt, Jr. (4)         2005     $   173,079(5)       -      $9,000(6)           -        1,500,000
Chief Operating Officer       2004               -          -           -              -
                              2003               -          -           -              -

Catherine Vaczy (7)           2005     $   97,062          -       $6,000(6)           -        1,100,000
                                                  (8)
Executive Vice President
and General Counsel           2004               -          -           -              -
                              2003               -          -           -              -



(1)  Mr. Weinreb joined the Company as of February 6, 2003.
(2) Payment of $201,391 of this amount was deferred and is currently outstanding. The Company and Mr. Weinreb are currently in discussions relating to the method by which such deferred amount will be satisfied, which could include the issuance of shares of Common Stock to Mr. Weinreb in full or partial payment of such amount.
(3) Consists of (i) a car allowance of $12,000 and (ii) approximately $6,500 paid by the Company on behalf of Mr. Weinreb for disability insurance.
(4)  Mr. Aholt joined the Company as of September 13, 2004.
(5) Payment of $57,940 of this amount was deferred. Mr. Aholt has resigned from his position with the Company. On March 31, 2006 the Company and Mr. Aholt entered into a Settlement Agreement and General Release relating to the satisfaction of this and certain severance obligations. In addition, $64,200 of the $173,079 was paid to Mr. Aholt in the form of shares of Common Stock with a per share price equal to the fair market value of the Common Stock on the date such amount was converted into shares of Common Stock.
(6) Consists of a car allowance per the Named Executive Officer's employment agreement with the Company.
(7)  Ms. Vaczy joined the Company as of April 20, 2005.
(8) Payment of $17,885 of this amount was deferred and is currently outstanding. The Company and Ms. Vaczy are currently in discussions relating to the method by which such deferred amount will be satisfied, which could include the issuance of shares of Common Stock to Ms. Vaczy in full or partial payment of such amount. In addition, $48,138 of this amount was paid to Ms. Vaczy in the form of shares of Common Stock with a per share price equal to the fair market value of the Common Stock on the date such amount was converted into shares of Common Stock.

OPTION GRANTS

The following table provides certain information with respect to options granted to the Company's Named Executive Officers during the fiscal year ended December 31, 2005:

Option Grants in Last Fiscal Year


                                    PERCENT TO
                                      TOTAL                                            POTENTIAL REALIZABLE VALUE
                                     OPTIONS                   MARKET                  AT ASSUMED ANNUAL RATES OF
                     SECURITIES     GRANTED TO     EXERCISE    PRICE ON                 STOCK PRICE APPRECIATION
                     UNDERLYING     EMPLOYEES        PRICE      DATE OF                     FOR OPTION TERM(1)
                       OPTIONS          IN         PER SHARE     GRANT     EXPIRATION  ------------------------------
   NAME                GRANTED      FISCAL YEAR       ($)         ($)         DATE          5%               10%
--------------------------------- -------------- ----------- ----------- ------------ ------------- -----------------
Mark Weinreb

                     2,500,000(2)      100%           $.03        $.03       2-14-13     $ 53,275         $129,257


                        50,000(2)        6%           $.10        $.10       9-13-14       $8,552         $ 13,617

                     4,000,000(3)       43%           $.06        $.05       7-19-15     $325,779         $518,748
---------------------


---------------------------------------------------------------------------------------------------------------------
Robert Aholt, Jr.
                     1,500,000(4)       16%           $.06        $.05       7-19-15     $122,167         $194,531
----------------------

---------------------------------------------------------------------------------------------------------------------
Catherine Vaczy
                       150,000(5)        2%           $.10        $.05       4-19-15     $ 12,217          $19,453

                       750,000(6)        8%           $.06        $.05       7-19-15     $ 61,084          $97,265

                       200,000(2)        2%           $.06        $.06       12-21-15    $ 16,289          $25,937
---------------------------------------------------------------------------------------------------------------------

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

(2)  These options vested in their entirety on the date of grant.

(3) These options vested as to 2,000,000 shares on the date of grant and are scheduled to vest as to an additional 1,000,000 shares on each of the first and second anniversaries of the date of grant.

(4) These options vested as to 1,000,000 shares on the date of grant and were scheduled to vest as to an additional 250,000 shares on each of the first and second anniversaries of the date of grant. However, due to Mr. Aholt's resignation from the Company prior to the first anniversary of the date of grant, the option shall not vest as to any additional shares as provided in the Company's 2003 Equity Participation Plan.

(5) These options are scheduled to vest as to 50,000 shares on each of the first, second and third anniversaries of the date of grant.

(6) These options are scheduled to vest as to 375,000 shares on each of the first and second anniversaries of the date of grant.

OPTION EXERCISES AND HOLDINGS

The following table provides information concerning options exercised during 2005 and the value of unexercised options held by each of the Named Executive Officers at December 31, 2005.


                                       OPTION VALUES AT DECEMBER 31, 2005

                                                         NUMBER OF
                        SHARES                     SECURITIES UNDERLYING
                       ACQUIRED                     UNEXERCISED OPTIONS                      VALUE OF
                          ON                        AT DECEMBER 31, 2005              IN-THE-MONEY OPTIONS AT
                       EXERCISE       VALUE            (# OF SHARES)                 DECEMBER 31, 2005 ($)(1)
                                              --------------------------------- ------------------------------------
         NAME         (# SHARES)    REALIZED    EXERCISABLE     UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
 ------------------- ---------------------------------------------------------------------------- ----------------
  Mark Weinreb              -           -       4,550,000         2,000,000          $165,000           $40,000

  Robert Aholt, Jr.         -           -       1,000,000           500,000           $20,000           $10,000

  Catherine Vaczy           -           -         200,000           900,000            $4,000           $15,000
 -----------------------------------------------------------------------------------------------------------------

(1) Based on $0.08 per share, the closing price of the Company's Common Stock, as reported by the OTC Bulletin Board, on December 30, 2005.



EMPLOYMENT AGREEMENTS


On February 6, 2003, Mr. Weinreb was appointed President and Chief Executive Officer of the Company and the Company entered into an employment agreement with Mr. Weinreb. The employment agreement had an initial term of three years, with automatic annual extensions unless terminated by the Company or Mr. Weinreb at least 90 days prior to an applicable anniversary date. The Company had agreed to pay Mr. Weinreb an annual salary of $180,000 for the initial year of the term, $198,000 for the second year of the term, and $217,800 for the third year of the term. In addition, he was entitled to an annual bonus in the amount of $20,000 for the initial year in the event, and concurrently on the date, that the Company received debt and/or equity financing in the aggregate amount of at least $1,000,000 since the beginning of his service, and $20,000 for each subsequent year of the term, without condition.

In addition, the Company, pursuant to its newly adopted 2003 Equity Participation Plan ("2003 EPP"), entered into a stock option agreement with Mr. Weinreb (the "initial option agreement"). Under the initial option agreement, the Company granted Mr. Weinreb the right and option, exercisable for 10 years, to purchase up to 2,500,000 shares of the Company's common stock at an exercise price of $0.03 per share and otherwise upon the terms set forth in the initial option agreement. In addition, in the event that the closing price of the Company's common stock equals or exceeds $0.50 per share for any five consecutive trading days during the term of the employment agreement (whether during the initial term or an annual extension), the Company agreed to grant to Mr. Weinreb, on the day immediately following the end of the five day period, an option for the purchase of an additional 2,500,000 shares of the Company's common stock for an exercise price of $0.50 per share, pursuant to the 2003 EPP and a stock option agreement to be entered into between the Company and Mr. Weinreb containing substantially the same terms as the initial option agreement, except for the exercise price and that the option would be treated as an "incentive stock option" for tax purposes only to the maximum extent permitted by law (the "additional option agreement"). The Company agreed to promptly file with the Securities and Exchange Commission a Registration Statement on Form S-8 (the "registration statement") pursuant to which the issuance of the shares covered by the 2003 EPP, as well as the resale of the common stock issuable upon exercise of the initial option agreement, are registered, which has been filed. Additionally, the Company agreed, following any grant under the additional option agreement, to promptly file a post-effective amendment to the registration statement pursuant to which the common stock issuable upon exercise thereof would be registered for resale. Mr. Weinreb agreed that he would not resell publicly any shares of the Company's common stock obtained upon exercise of any initial option agreement or the additional option agreement prior to the first anniversary of the date of the employment agreement.

On May 4, 2005, the Board voted to approve an amendment to Mr. Weinreb's employment agreement, subject to approval of the stockholders which was obtained on July 20, 2005, pursuant to which Mr. Weinreb's employment agreement was amended to (a) extend the expiration date thereof from February 2006 to December 2008; (b) change Mr. Weinreb's annual base salary of $217,800 (with an increase of 10% per annum) to an annual base salary of $250,000 (with no increase per annum); (c) grant Mr. Weinreb 3,000,000 shares of common stock, 1,000,000 shares of which shall vest on each of the date of grant and the first and second anniversaries of the date of grant; (d) amend the severance provision of the existing employment agreement to provide that in the event of termination without cause (subject to certain exceptions), Mr. Weinreb will be entitled to receive a lump sum payment equal to his then base salary and automobile allowance for a period of one year; (e) commencing in August 2006, increase Mr. Weinreb's annual bonus from $20,000 to $25,000; (f) in August 2005, pay Mr. Weinreb $15,000 to cover costs incurred by him on behalf of the Company; and (g) in 2006, provide for the reimbursement of all premiums in an annual aggregate amount of up to $18,000 payable by Mr. Weinreb for life and long term care insurance covering each year during the remainder of the term of his employment.

On August 12, 2004 ("Commencement Date") the Company and Dr. Wayne A. Marasco, a Company Director, entered into a Letter Agreement appointing Dr. Marasco as the Company's Senior Scientific Advisor. Pursuant thereto, Dr. Marasco was responsible for assisting the Company in reviewing and evaluating business, scientific and medical opportunities, and for other discussions and meetings that arise during the normal course of the Company conducting business. For his services, during a three year period ("Term"), Dr. Marasco was entitled to annual cash compensation with increases each year of the Term and an additional cash compensation based on a percentage of collected revenues derived from the Company's royalty or revenue sharing agreements. Although the annual cash compensation and additional cash compensation stated above began to accrue as of the Commencement Date, Dr. Marasco was not be entitled to receive any such amounts until the Company raises $1,500,000 in additional equity financing after the Commencement Date. In addition, Dr. Marasco was granted an option, fully vested, to purchase 675,000 shares of the Company's common stock at an exercise price of $.10 cents per share. The shares will be subject to a one year lockup as of the date of grant. The exercise period will be ten years, and the grant will otherwise be in accordance with the Company's 2003 EPP and Non-Qualified Stock Option Grant Agreement.

On May 4, 2005, the Board voted to approve an amendment to Dr. Marasco's Letter Agreement, subject to approval of the stockholders which was obtained on July 20, 2005, pursuant to which Dr. Marasco's Letter Agreement with the Company was amended to (a) extend the term of the Letter Agreement from August 2007 to August 2008; (b) provide for an annual salary of $110,000, $125,000 and $150,000 for the years ended August 2006, 2007 and 2008, payable in each such year during the term; (c) provide for a minimum annual bonus of $12,000, payable in January of each year during the term, commencing in January 2006; (d) eliminate Dr. Marasco's right under his existing Letter Agreement to receive 5% of all collected revenues derived from the Company's royalty or other revenue sharing agreements (which right is subject to the limitation that the amount of such additional cash compensation and Dr. Marasco's annual salary do not exceed, in the aggregate, $200,000 per year); and (e) permit Dr. Marasco to begin receiving all accrued but unpaid cash compensation under his Letter Agreement upon the Company's consummation of any financing, whether equity or otherwise, pursuant to which the Company raises $1,500,000.

On April 20, 2005 (the "Commencement Date"), the Company entered into a letter agreement (the "Letter Agreement") with Catherine M. Vaczy pursuant to which Ms. Vaczy serves as the Company's Executive Vice President and General Counsel. Subject to the terms and conditions of the Letter Agreement, the term of Ms. Vaczy's employment in such capacity will be for a period of three (3) years from the Commencement Date (the "Term"). In consideration for Ms. Vaczy's services under the Letter Agreement, Ms. Vaczy will be entitled to receive an annual salary of $155,000 during the first year of the Term, a minimum annual salary of $170,500 during the second year of the Term, and a minimum annual salary of $187,550 during the third year of the Term. Ms. Vaczy and the Company have agreed that from the Commencement Date until the 90th day thereafter (the "Initial 90 Day Period"), Ms. Vaczy's salary will be paid to her at a rate of 50% of the annual rate and accrue as to the remainder. At the end of the Initial 90 Day Period, and at the end of each additional 90 day period thereafter, whether to continue to accrue salary at this rate and provision for payment of accrued amounts will be discussed in good faith. Payment of accrued salary may be made in cash, or, upon mutual agreement, shares of Common Stock. Any shares of Common Stock issued in payment of accrued salary shall have a per share price equal to the average closing price of one share of Common Stock on the Bulletin Board (or other similar exchange or association on which the Common Stock is then listed or quoted) for the five (5) consecutive trading days immediately preceding the date of issue of such shares; provided, however, that if the Common Stock is not then quoted on the Bulletin Board or otherwise listed or quoted on an exchange or association, the price shall be the fair market value of one share of Common Stock as of the date of issue as determined in good faith by the Board of Directors of the Company. The number of shares of Common Stock for any issuance in payment of accrued salary shall be equal to the quotient of the amount of the accrued salary divided by the price. The shares issued will be subject to a one-year lock of up as of the date of each grant and shall be registered with the Securities and Exchange Commission on a Registration Statement on Form S-8.

Pursuant to Ms. Vaczy's Letter Agreement with the Company, on the Commencement Date she was granted an option to purchase 150,000 shares of Common Stock (the "Option") pursuant to the Company's 2003 EPP, with an exercise price equal to $.10 per share. The Option vests and becomes exercisable as to 50,000 shares on each of the first, second and third year anniversaries of the Commencement Date and remains exercisable as to any vested portion thereof in accordance with the terms of the 2003 EPP and the Incentive Stock Option Agreement.

In the event Ms. Vaczy's employment is terminated prior to the end of the Term for any reason, earned but unpaid cash compensation and unreimbursed expenses due as of the date of such termination will be payable in full. In addition, in the event Ms. Vaczy's employment is terminated prior to the end of the Term for any reason other than by the Company with Cause or Ms. Vaczy without Good Reason, Ms. Vaczy or her executor of her last will or the duly authorized administrator of her estate, as applicable, will be entitled (i) in the event the employment termination date is after April 20, 2006, to receive severance payments equal to Ms. Vaczy's then one year's salary, paid in accordance with the Company's standard payroll practices for executives of the Company and (ii) in the event the employment termination date is before April 20, 2006 but after October 20, 2005, to receive severance payments equal to one-sixth of Ms. Vaczy's then one year's salary, paid in accordance with the Company's standard payroll practices for executives of the Company. In addition, in the event Ms. Vaczy's employment is terminated prior to the end of the Term by the Company without Cause or by Ms. Vaczy for Good Reason, the Option granted to Ms. Vaczy (described above), shall vest and become immediately exercisable in its entirety and remain exercisable in accordance with its terms. No other payments shall be made, nor benefits provided, by the Company in connection with the termination of employment prior to the end of the Term, except as otherwise required by law. In January 2006, Ms. Vaczy's Letter Agreement was amended to provide that (i) regardless of her employment termination date, severance payments payable to her would equal her then one year's salary and (ii) no severance payments would be payable without Ms. Vaczy first providing the Company with a release in customary form.

In August 2005, Ms. Vaczy's Letter Agreement was amended to provide that (i) as of October 1, 2005 she will cease to accrue salary and will as of that date begin to receive payment of salary solely in cash in accordance with the Company's standard payroll practices, and (ii) will be issued in payment of salary accruing during the period that commenced on April 20, 2005 and ended on September 30, 2005, shares of Common Stock. With respect to the portion of salary that accrued from April 20, 2005 through August 12, 2005, the price per share will be $.06, the closing price of the Common Stock on August 12, 2005. For the portion of salary that accrued from August 13, 2005 through September 30, 2005, the price per share will be the closing price of the Common Stock on September 30, 2005. Pursuant to the foregoing, on August 12, 2005, Ms. Vaczy was issued 412,339 shares of Common Stock in payment of $24,740 in accrued salary and on October 3, 2005, Ms. Vaczy was issued 260,817 shares in payment of $10,433 in accrued salary. On December 22, 2005, the Company and Ms. Vaczy entered into a letter agreement pursuant to which Ms. Vaczy agreed to accept 416,666 shares of Common Stock in payment of $25,000 of additional accrued salary. The price per share was equal to $.06, the closing price of a share of Common Stock on the date of the agreement.

In connection with the Company's acquisition of the assets of NeoStem on January 19, 2006, the Company entered into an employment agreement with Larry A. May. Mr. May is the former Chief Executive Officer of NeoStem. Pursuant to Mr. May's employment agreement, he is to serve as an officer of the Company reporting to the CEO for a term of three years, subject to earlier termination as provided in the agreement. In return, Mr. May will be paid an annual salary of $165,000, payable in accordance with the Company's standard payroll practices, will be entitled to participate in the Company's benefit plans generally available to other executives, including a car allowance equal to $750 per month and was granted on his commencement date an employee stock option under the Company's 2003 EPP to purchase 150,000 shares of the Company's Common Stock at a per share purchase price equal to $.05, the closing price of the Common Stock on the commencement date, which vests as to 50,000 shares of Common Stock on the first, second and third anniversaries of the commencement date. Under certain circumstances, Mr. May is also entitled to a severance payment equal to one year's salary in the event of the early termination of his employment.

In connection with the Company's acquisition of the assets of NeoStem on January 19, 2006, the Company entered into an employment agreement with Denis O.
Rodgerson. Dr. Rodgerson is one of the founders of NeoStem. Dr. Rodgerson's employment agreement is identical to Mr. May's employment agreement, except that
(i) its term is one year; (ii) he was granted an option to purchase 50,000 shares of Common Stock under the EPP vesting in its entirety after one year; and
(iii) his agreement does not contain a provision for severance.]

On January 20, 2006, Mr. Robert Aholt, Jr. tendered his resignation as Chief Operating Officer of the Company. In connection therewith, on March 31, 2006, the Company and Mr. Aholt entered into a Settlement Agreement and General Release (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the Company agrees to pay to Mr. Aholt the aggregate sum of $250,000 (less applicable Federal and California state and local withholdings and payroll deductions), payable over a period of two years in biweekly installments of $4,807.69 commencing on April 7, 2006, except that the first payment will be in the amount of $9,615,38. In the event the Company breaches its payment obligations under the Settlement Agreement and such breach remains uncured, the full balance owed shall become due. The Company and Mr. Aholt each provided certain general releases. Mr. Aholt also agrees to continue to be bound by his obligations not to compete with the Company and to maintain the confidentiality of Company proprietary information. Following is a summary of Mr. Aholt's previous employment arrangements.

On September 13, 2004, ("Commencement Date") the Company entered into a letter agreement (the "Letter Agreement") with Mr. Aholt pursuant to which the Company appointed Mr. Aholt as its Chief Operating Officer. Subject to the terms and conditions of the Letter Agreement, the term of Mr. Aholt's employment in such capacity was for a period of three (3) years from the Commencement Date (the "Term").

In consideration for Mr. Aholt's services under the Letter Agreement, Mr. Aholt was entitled to receive a monthly salary of $4,000 during the first year of the Term, $5,000 during the second year of the Term, and $6,000 during the third year of the Term. In further consideration for Mr. Aholt's services under the Letter Agreement, on January 1, 2005 and on the first day of each calendar quarter thereafter during the Term, Mr. Aholt was entitled to receive shares of Common Stock with a "Dollar Value" of $26,750, $27,625 and $28,888, respectively, during the first, second and third years of the Term. The per share price (the "Price") of each share granted to determine the Dollar Value was to be the average closing price of one share of Common Stock on the Bulletin Board (or other similar exchange or association on which the Common Stock is then listed or quoted) for the five (5) consecutive trading days immediately preceding the date of grant of such shares; provided, however, that if the Common Stock was not then listed or quoted on an exchange or association, the Price would be the fair market value of one share of Common Stock as of the date of grant as determined in good faith by the Board of Directors of the Company. The number of shares of Common Stock for each quarterly grant was to be equal to the quotient of the Dollar Value divided by the Price. The shares granted were subject to a one year lockup as of the date of each grant. Mr. Aholt received 477,679 shares of the Company's Common Stock on January 1, 2005, 800,898 shares on April 1, 2005 and 668,750 shares on July 1, 2005.

In the event Mr. Aholt's employment was terminated prior to the end of the Term for any reason, earned but unpaid cash compensation and unreimbursed expenses due as of the date of such termination was to be payable in full. In addition, in the event Mr. Aholt's employment was terminated prior to the end of the Term for any reason other than by the Company with cause, Mr. Aholt or his executor of his last will or the duly authorized administrator of his estate, as applicable, was to be entitled (i) to receive severance payments equal to one year's salary, paid at the same level and timing of salary as Mr. Aholt was then receiving and (ii) to receive, during the one (1) year period following the date of such termination, the stock grants that Mr. Aholt would have been entitled to receive had his employment not been terminated prior to the end of the Term; provided, however, that in the event such termination was by the Company without cause or was upon Mr. Aholt's resignation for good reason, such severance payment and grant was to be subject to Mr. Aholt's execution and delivery to the Company of a release of all claims against the Company.

On May 4, 2005, the Board voted to approve an amendment to Mr. Aholt's Letter Agreement, subject to approval of the stockholders which was obtained on July 20, 2005, to (a) replace the provision of Mr. Aholt's existing employment agreement pursuant to which he would be compensated in shares of Common Stock with a provision pursuant to which he would be compensated solely in cash, effective as of September 30, 2005; (b) replace the provision of Mr. Aholt's existing employment agreement pursuant to which his compensation accrued on a monthly and/or quarterly basis with a provision pursuant to which his compensation would be paid in accordance with the Company's normal payroll practices, effective as of September 30, 2005; and (c) provide for a minimum annual bonus of $12,000, payable in January of each year during the term of his employment, commencing in January 2006.


DIRECTOR COMPENSATION


Directors who are employees of the Company do not receive additional compensation for serving as directors. Independent (non-employee) directors of the Company are reimbursed for out-of-pocket travel expenses incurred in their capacity as directors of the Company. Independent directors also receive options to purchase 300,000 shares of the Company's Common Stock upon joining the Board pursuant to the Company's 2003 EPP, and thereafter receive an annual grant to purchase 50,000 shares of the Company's Common Stock on the date of the Company's annual stockholder's meeting (although no director may receive more than one grant of such options in any calendar year). The Company's only current independent director, Joseph Zuckerman, has thus far received options to purchase 350,000 shares of the Company's Common Stock pursuant to the Company's 2003 EPP pursuant to this standard arrangement. In addition, in July 2005 the shareholders approved a one-time grant to Dr. Zuckerman of an option to purchase 1,500,000 shares of the Company's Common Stock at $0.06 per share (which was greater than the market price on the date the Board approved the grant), with respect to which the option to purchase 1,000,000 shares vested immediately upon the date of grant and 250,000 shares shall vest on each of the first and second anniversaries of the date of grant. Upon achieving certain target increases in stock price for a defined period of time during an existing independent director's tenure, the Company has agreed to grant each director an additional option to purchase 100,000 shares of the Company's Common Stock substantially upon the same terms of the options to purchase 300,000 shares of the Company's Common Stock previously granted, except for the exercise price of such options. Thus far, no such options have been granted.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as to the number of shares of the Company's Common Stock beneficially owned, as of March 1, 2006 by (i) each beneficial owner of more than five percent of the outstanding Common Stock, (ii) each current executive officer and director and (iii) all current executive officers and directors of the Company as a group. All shares are owned both beneficially and of record unless otherwise indicated. Unless otherwise indicated, the address of each beneficial owner is c/o Phase III Medical, Inc., 330 South Service Road, Suite 120, Melville, New York 11747.


              NUMBER AND PERCENTAGE OF SHARES OF COMMON STOCK OWNED
------------------------------------------------------------------------------------------------------------------
                                                                                               Percentage
                 NAME AND ADDRESS OF                   NUMBER OF SHARES BENEFICIALLY         OF COMMON STOCK
                BENEFICIAL HOLDER (1)                            OWNED (2)                 BENEFICIALLY OWNED (2)
------------------------------------------------------------------------------------------------------------------
Mark Weinreb                                                      8,185,000 (3)                       9.50%
-----------------------------------------------------
President, Chief Executive Officer and Director

Dr. Wayne Marasco                                                 3,608,333 (4)                       4.48%
Senior Scientific Advisor and Director

Dr.  Joseph Zuckerman                                             2,135,000 (5)                       2.67%
Director

Catherine M. Vaczy                                                5,956,488 (6)                       7.56%
Executive Vice President and General Counsel

Dr. Armando Munoz                                                 6,666,666 (7)                       8.49%
Caribbean Stem Cell Group, Inc.
Box 800982-00780-0982
Cotto Laurel, Puerto Rico 00780

Larry A. May, Chief Financial Officer                               639,969 (8)                         <1%

Robert Aholt, Jr                                                 12,191,024 (9)                      15.90%
20128 Cavern Court
Saugus, Los Angeles, CA  91390



All Directors and Officers as a group (five persons)             20,330,969 (10)                     23.02%
------------------------------------------------------------------------------------------------------------------


1. Unless otherwise noted, each stockholder's address is in care of Phase III Medical, Inc., 330 South Service Road, Suite 120, Melville, New York 11747.

2. The percentage of Common Stock owned by each stockholder is calculated by dividing (i) the number of shares deemed to be beneficially owned by such stockholder as of March 1, 2006, as determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), by (ii) the sum of (A) 78,571,087 which is the number of shares of Common Stock outstanding as of March 1, 2006, plus (B) the number of shares of Common Stock issuable upon exercise of currently exercisable options and warrants held by such stockholder. For purposes of this security ownership table, "currently exercisable options and warrants" consist of options and warrants exercisable as of March 1, 2006 or within 60 days after March 1, 2006. Except as indicated by footnote, the stockholder has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such stockholder.

3. Includes currently exercisable options to purchase 4,550,000 shares of Common Stock; 3,000,000 shares of restricted Common Stock, vested as to 1,000,000 shares.

1. Includes currently exercisable options to purchase 2,025,000 shares of Common Stock.

2. Includes currently exercisable options to purchase 1,350,000 shares of Common Stock.

3. Includes currently exercisable options to purchase 250,000 shares of Common Stock.

4. Includes 6,250,000 shares of Common Stock held by Caribbean Stem Cell Group, Inc. of which Dr. Munoz is President.

5. Includes currently exercisable options to purchase 400,000 shares of Common Stock. Mr. May became the Chief Financial Officer of the Company effective March 1, 2006.

6. Includes 7,282,913 shares of Common Stock owned by the Robert J. Aholt, Jr. Family Trust dated 2/17/97 of which Mr. Aholt is Trustee and currently exercisable options to purchase 1,000,000 shares of Common Stock.

7. Includes currently exercisable options to purchase 8,575,000 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 13, 2004, the Company and the Robert Aholt, Jr. Family Trust dated 2/17/97 (the "trust"), the trustee of which is Robert Aholt, Jr., the Company's Chief Operating Officer, entered into a subscription agreement (the "subscription agreement"), pursuant to which the Company sold to the trust 7,282,913 shares of common stock of the Company in exchange for $650,000. Pursuant to the subscription agreement, the Company and Mr. Aholt agreed that upon maturity of a promissory note made by the Company in favor of Mr. Aholt on or about August 30, 2004 (the "note"), the Company would repay the note in shares of common stock, at a per share conversion price equal to 85% of the average of the closing price of one share of common stock on the National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board (the "Bulletin Board") for the five (5) days immediately preceding the maturity date of the note, or, if the common stock is not then traded on the Bulletin Board, at 85% of fair market value as determined by the Board. The note, which was made in the principal amount of $100,000, bore interest at a rate of 20% per annum and matured on February 28, 2005. On February 20, 2005, Mr. Aholt converted the principal amount of the note and all accrued interest into 1,960,784 shares of common stock.

Mark Weinreb, the Company's President and Chief Executive Officer, has from time to time loaned money to the Company to help fund its operations. In 2004 and 2005, Mr. Weinreb loaned the Company a total of $35,000 and $48,000, respectively. All such loans were represented by promissory notes of the Company which bore interest at the rate of 8%. To date, an aggregate of $48,000 in principal has been repaid and $35,000 has been converted into 595,000 shares of Common Stock.

On April 20, 2005, the Company and Catherine M. Vaczy, the Company's Executive Vice President and General Counsel, entered into a stock purchase agreement (the "Vaczy Stock Purchase Agreement"), pursuant to which the Company sold to Ms. Vaczy 1,666,666 shares of Common Stock in exchange for $100,000. Pursuant to the Vaczy Stock Purchase Agreement, for a period of 90 days, Ms. Vaczy had the right to purchase up to an additional $200,000 of Common Stock at a per share price equal to 85% of the average closing price of one share of Common Stock on the Bulletin Board for the five (5) consecutive trading days immediately preceding the date of Ms. Vaczy's notice exercising the option; provided, however, that in no event would the price be less than $.06. Pursuant to the exercise of this option, on July 18, 2005, Ms. Vaczy purchased 1,250,000 shares of Common Stock at a per share purchase price of $.06 per share for aggregate consideration of $75,000.

Also on April 20, 2005, Ms. Vaczy loaned to the Company the sum of $100,000 and accepted from the Company a promissory note (the "Vaczy Note"). The Vaczy Note bears interest at a rate of 15% and matures on April 20, 2006. Ms. Vaczy has the option to convert it into shares of Common Stock at any time up until the 90th day after the date of the Vaczy Note at a per share price equal to 85% of the average closing price of one share of Common Stock on the Bulletin Board (or other similar exchange or association on which the Common Stock is then listed or quoted) for the five (5) consecutive trading days immediately preceding the date of Ms. Vaczy's notice; provided, however, that if the Common Stock is not then quoted on the Bulletin Board or otherwise listed or quoted on an exchange or association, the price shall be the fair market value of one share of Common Stock as of the date of issue as determined in good faith by the Board of Directors of the Company; and further provided, that in no event shall the price be less than $.06. Following the 90th day after the date of the Vaczy Note, Ms. Vaczy is obligated, at any time prior to the date of maturity of the Vaczy Note, to convert it into shares of Common Stock unless Ms. Vaczy shall have provided to the Company a notice terminating her employment with the Company pursuant to her Letter Agreement with the Company. Effective November 30, 2005, the Vaczy Note was converted into 1,700,000 shares of Common Stock.

On January 19, 2006, the Company consummated the acquisition of the assets of NeoStem. Larry May, the Company's Chief Financial Officer, was the Chief Executive Officer of NeoStem at the time of the transaction. The purchase price for NeoStem's assets, in addition to the assumption of certain liabilities, included 5 million shares of the Company's Common Stock, of which Mr. May received a pro rata distribution of 143,821 shares in exchange for his shares of NeoStem preferred stock, and 96,148 shares of Company Common Stock as consideration for existing debt owed by NeoStem to Mr. May. Of the stock consideration paid to NeoStem, 60% (or 3 million shares) has been retained in escrow for a period of one (1) year from the date of the agreement, subject to certain indemnification claims and setoffs. Provided that no claims are made against the escrowed shares, Mr. May will be entitled to receive up to 350,563 shares of Company Common Stock in escrow in exchange for his shares of NeoStem common stock. In addition, upon the acquisition, Mr. May entered into a three year employment agreement with the Company. See "Executive Compensation - Employment Agreements."

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

All audit and audit-related work and all non-audit work performed by the Company's independent accountants is approved in advance by the Board of Directors of the Company, including the proposed fees for such work. The Board is informed of each service actually rendered.

AUDIT FEES. Audit fees billed or expected to be billed to the Company by the Company's principal accountant for the audit of the financial statements included in the Company's Annual Reports on Form 10-K, and reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q, for the years ended December 31, 2005 and 2004 totaled approximately $32,000 and $25,000, respectively.

AUDIT-RELATED FEES. The Company was billed $54,000 and $0 by the Company's principal accountant for the fiscal years ended December 31, 2005 and 2004, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the caption Audit Fees above. Such fees were related to an audit in connection with the Company's acquisition of the assets of NeoStem.

TAX FEES. The Company was billed or expected to be billed an aggregate of $8,000 and $7,350 by the Company's principal accountant for the fiscal years ended December 31, 2005 and 2004, respectively, for tax services, principally advice regarding the preparation of income tax returns.

ALL OTHER FEES. The Company incurred fees for the fiscal years ended December 31, 2005 and 2004, respectively, for all other services not specified above of $0 and $0, respectively.

The Company's Board of Directors pre-approved the Company's engagement of Holtz Rubenstein Reminick LLP to act as the Company's independent auditor for the fiscal years ended December 31, 2005, 2004 and 2003. The Company's independent auditors performed all work only with its full time permanent employees.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this Report:

(A)(1)      FINANCIAL STATEMENTS:

Reference is made to the Index to Financial Statements and Financial Statement Schedule on Page F-1.

(A)(2)      FINANCIAL STATEMENT SCHEDULE:

Reference is made to the Index to Financial Statements and Financial Statement Schedule on Page F-1.

All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements or Notes thereto.

(A)(3)      EXHIBITS:

3      (a)    Certificate of Incorporation filed September 18, 1980 (1)                               3
       (b)    Amendment to Certificate of Incorporation filed September 29, 1980 (1)                  3
       (c)    Amendment to Certificate of Incorporation filed July 28, 1983 (2)                       3(b)
       (d)    Amendment to Certificate of Incorporation filed February 10, 1984 (2)                   3(d)
       (e)    Amendment to Certificate of Incorporation filed March 31, 1986 (3)                      3(e)
       (f)    Amendment to Certificate of Incorporation filed March 23, 1987 (4)                      3(g)
       (g)    Amendment to Certificate of Incorporation filed June 12, 1990 (5)                       3.8
       (h)    Amendment to Certificate of Incorporation filed September 27, 1991 (6)                  3.9
       (i)    Certificate of Designation filed November 12, 1994 (7)                                  3.8
       (j)    Amendment to Certificate of Incorporation filed September 28, 1995 (8)                  3(j)
       (k)    Certificate of Designation for the Series B Preferred Stock
              dated May 18, 1998 (9)                                                                  C 3(f)
       (l)    Amendment to Certificate of Incorporation dated May 18, 1998 (9)                        A
       (m)    Amendment to Certificate of Incorporation filed July 24, 2003 (10)                      3.1
       (n)    Amendment dated July 20, 2005 to Certificate of Incorporation (11)                      3.2
       (o)    Amendment to Certificate of Incorporation filed March 24, 2006 (12)                     3(o)
       (p)    Amended and Restated By-laws  (11)                                                      3.1

4      (a)    Form of Underwriter's Warrant (6)                                                       4.9.1
       (b)    Form of Promissory Note - September 2002 Offering (13)                                  4.1
       (c)    Form of Promissory Note - February 2003 Offering (13)                                   4.2
       (d)    Form of Promissory Note - March 2003 Offering (13)                                      4.3
10     (a)    Employment Agreement dated as of February 6, 2003 by and between
              Corniche Group Incorporated and Mark Weinreb* (14)                                      99.2
       (b)    Stock Option Agreement dated as of February 6, 2003 between
              Corniche Group Incorporated and Mark Weinreb* (14)                                      99.3
       (c]      Corniche Group Incorporated 2003 Equity Participation Plan* (14)                      99.4
       (d)      Form of Stock Option Agreement* (13)                                                  10.2
       (e)      Royalty Agreement, dated as of December 5, 2003, by and between
              Parallel Solutions, Inc. and Phase III Medical, Inc. (13)(14)                           10.1
       (f)    Employment Agreement dated as of  September 13, 2004 between Phase III Medical,
                  Inc. and Robert Aholt, Jr.*  (15)                                                   10.3
       (g)    Stock Purchase Agreement, dated as of September 13, 2004, between Phase III
              Medical, Inc. and the Aholt, Jr. Family Trust (15)                                      10.4
       (h)    Form of Promissory Note - Robert Aholt, Jr. dated August 30, 2004 (15)                  10.5
       (i)    Letter Agreement dated as of August 12, 2004 by and between Phase III Medical,
              Inc. and Dr. Wayne A. Marasco* (15)                                                     10.6
       (j)    Board of Directors Agreement by and between Phase III Medical, Inc. and Joseph
              Zuckerman* (15)                                                                         10.8
       (k)    Stock Purchase Agreement, dated April 20, 2005, between Phase III Medical,
              Inc. and Catherine M. Vaczy (16)                                                        10.1
       (l)    Promissory Note made by the Company in favor of Catherine M. Vaczy (16)                 10.2
       (m)    Letter Agreement, dated April 20, 2005,  between Phase III Medical, Inc.
              and Catherine M. Vaczy* (16)                                                            10.3
       (n)    Stock Option Agreement dated April 20, 2005, between Phase III Medical, Inc.
              and Catherine M. Vaczy* (16)                                                            10.4
       (o)    Amendment dated July 18, 2005 to Stock Purchase Agreement with
              Catherine M. Vaczy dated April 20, 2005 (11)                                            10.1
       (p)    Amendment dated July 20, 2005 to Employment Agreement with
              Mark Weinreb dated February 6, 2003* (11)                                               10.2
       (q)    Amendment dated July 20, 2005 to Employment Agreement with
              Wayne A. Marasco dated August 12, 2004* (11)                                            10.3
       (r)    Amendment dated July 20, 2005 to Employment Agreement with
              Robert Aholt dated September 13, 2004* (11)                                             10.4
       (s)    203 Equity Participation Plan, as amended* (11)                                         99.1
       (t)    Form of Option Agreement dated July 20, 2005* (11)                                      10.5
       (u)    Form of Promissory Note Extension  (11)                                                 10.6
       (v)    Letter Agreement dated August 12, 2005 with Catherine M. Vaczy* (11)                    10.7
       (w)    Restricted Stock Agreement with Mark Weinreb* (17)                                      10.8


       (x)    Asset Purchase Agreement dated December 6, 2005 by and among
              Phase III Medical, Inc., Phase III Medical Holding Company, and
              NeoStem, Inc.  (18)                                                                     99.1
       (y)    Letter Agreement dated December 22, 2005 between Phase III Medical, Inc.
              and Catherine M. Vaczy* (12)                                                            10(y)
       (z)    Form of Convertible Promissory Note  (19)                                               10.1
       (aa)   Employment Agreement between the Company and Larry A. May
              dated January 19, 2006*  (20)                                                           10.1
       (bb)   Employment Agreement between the Company and Denis O. Rodgerson
              dated January 19, 2006 (20)                                                             10.2
       (cc)   Letter Agreement dated January 30, 2006 between Phase III Medical, Inc.
              and Catherine M. Vaczy* (12)                                                           10(cc)
       (dd)     Settlement Agreement and General Release dated March 31, 2006 between
                  Phase III Medical, Inc. and Robert Aholt, Jr. (12)                                 10(dd)
14     (a)    Code of Ethics for Senior Financial Officers (13)                                      14.1
21     (a)    Subsidiaries of the Registrant (12)                                                    21.1
23     (a)    Consent of Holtz Rubenstein Reminick LLP (12)                                          23.1
31     (a)    Certification of Chief Executive Officer pursuant to Section 302
              of the Sarbanes-Oxley Act of 2002 (12)                                                 31.1
31     (b)    Certification of Chief Financial Officer pursuant to Section 302
              of the Sarbanes-Oxley Act of 2002 (12)                                                 31.2
32     (a)    Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350,
                  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)          32.1
32     (b)    Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002 (12)                                                   32.2
99       (a)       Form of Warrant. (19)                                                              99.1





Notes:


* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

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

(3) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's registration statement on Form S-2, File No. 33-4458, which exhibit is incorporated here by reference.
(4) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's annual report on Form 10-K for the year ended September 30, 1987, which exhibit is incorporated here by reference.
(5) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's registration statement on Form S-3, File No. 33-42154, which exhibit is incorporated here by reference.
(6) Filed with the Securities and Exchange Commission as an exhibit to the Company's registration statement on Form S-1, File No. 33-42154, which exhibit is incorporated here by reference.
(7) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's annual report on Form 10-K for the year ended September 30, 1994, which exhibit is incorporated here by reference.
(8) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's annual report on Form 10-K for the year ended March 31, 1996, which exhibit is incorporated here by reference.
(9) Filed with the Securities and Exchange Commission as an exhibit, as indicated above, to the Company's proxy statement dated April 23, 1998, which exhibit is incorporated here by reference.
(10) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of the Company on Form 8-K, dated July 24, 2003, which exhibit is incorporated here by reference.
(11) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 2005, which exhibit is incorporated here by reference.
(12)          Filed herewith.
(13) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the annual report of the Company on Form 10-K, dated December 31, 2003, which exhibit is incorporated here by reference. Certain portions of Exhibit 10(e) (10.1) were omitted based upon a request for confidential treatment, and the omitted portions were filed separately with the Securities and Exchange Commission on a confidential basis.
(14) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of the Company on Form 8-K, dated February 6, 2003, which exhibit is incorporated here by reference.
(15) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's annual report on Form 10-K for the year ended December 31, 2004, which exhibit is incorporated here by reference.
(16) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of the Company on Form 8-K, dated April 20, 2005, which exhibit is incorporated here by reference.
(17) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the quarterly report of the Company on Form 10-Q for the quarter ended September 30, 2005, which exhibit is incorporated here by reference.
(18) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of the Company on Form 8-K, dated December 6, 2005, which exhibit is incorporated here by reference.
(19) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of the Company on Form 8-K, dated December 31, 2005, which exhibit is incorporated here by reference.
(20) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of the Company on Form 8-K, dated January 19, 2006, which exhibit is incorporated here by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PHASE III MEDICAL, INC.



                                       By:
                                           /s/Mark Weinreb
                                       ---------------------------
                                           Mark Weinreb, President

Dated: March 31, 2006.









Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:
Signatures



Signatures                     Title                                       Date


/s/Mark Weinreb                Director, President and Chief Executive
----------------               Officer (Principal Executive Officer)
Mark Weinreb
March 31, 2006



/s/Larry A. May                Chief Financial Officer (Principal
---------------                Financial Officer and Principal Accounting
Larry A. May                   Officer)
March 31, 2006



/s/Wayne Marasco
-----------------
Wayne Marasco
March 31, 2006                 Director



/s/Joseph Zuckerman
--------------------
Joseph Zuckerman
March 31, 2006                 Director

                             PHASE III MEDICAL, INC.

                                Table of Contents


                                                                         Page
                                                                      ----------

Report of Independent Registered Public Accounting Firm -

     Holtz Rubenstein Reminick LLP                                        F - 1

Financial Statements:

     Balance Sheets at December 31, 2005 and 2004                         F - 2

     Statements of Operations
               Years Ended December 31, 2005, 2004 and 2003               F - 3

     Statements of Stockholder's (Deficit)
               Years Ended December 31, 2005, 2004 and 2003               F - 4

     Statements of Cash Flows
               Years Ended December 31, 2005, 2004 and 2003               F - 5

     Notes to Financial Statements                                F - 7 - F - 23

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Board of Directors and Stockholders
Phase III Medical, Inc.


We have audited the accompanying balance sheets of Phase III Medical, Inc. as of December 31, 2005 and 2004 and the related statements of operations, stockholders' deficit and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phase III Medical, Inc. as of December 31, 2005 and 2004 and the results of its operations and cash flows for each of the years in the three year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ HOLTZ RUBENSTEIN REMINICK LLP
---------------------------------

Melville, New York
February  23, 2006, except for Note 12,
as to which the date is March 27, 2006

                             PHASE III MEDICAL, INC.

                                 Balance Sheets


                                                                December 31,
                                                      ---------------------------------
                                                           2005              2004
                                                       --------------    --------------
ASSETS
Current assets:
Cash and cash equivalents                             $      488,872    $       27,868
Prepaid expenses and other current
 assets                                                       18,447            21,233
                                                       --------------    --------------

Total current assets                                         507,319            49,101

Property and equipment, net                                    1,488             3,446

Deferred acquisition costs                                    19,121            43,897

Other assets                                                 114,753             3,000
                                                       --------------    --------------

                                                      $      642,681    $       99,444
                                                       ==============    ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Interest and dividends payable -
 preferred stock                                      $      528,564    $      480,880
Accounts payable                                             256,976           149,169
Accrued liabilities                                          617,196            88,883
Notes payable                                                135,000           475,000
Note payable - related party                                  48,000
Convertible debentures, related party -
 net of
     debt discount of $5,882                                       -            94,118
Convertible debentures - net of
     debt discount of $83,333                                166,667                 -
                                                       --------------    --------------

Total current liabilities                                  1,752,403         1,288,050

Unearned revenues                                             26,745            62,007

Series A mandatorily redeemable convertible
 preferred stock                                             681,171           681,171


COMMITMENTS AND CONTINGENCIES

Stockholders' deficit:
Preferred stock; authorized, 5,000,000
 shares Series B
convertible redeemable preferred stock,
 liquidation value, 10 shares of common
 stock per share, $.01 par value;
 authorized, 825,000 shares; issued and
 outstanding, 10,000 shares at December
 31, 2005 and at December 31, 2004                               100               100
Common stock, $.001par value; authorized,
 500,000,000 shares;
issued and outstanding, 70,543,862 at
 December 31, 2005
and 41,029,552 shares at December 31, 2004                    70,545            41,031
Additional paid-in capital                                12,367,082        10,537,411
Accumulated deficit                                      (14,255,365)      (12,510,326)
                                                       --------------    --------------

Total stockholders' deficit                               (1,817,638)       (1,931,790)
                                                       --------------    --------------

                                                      $      642,681    $       99,444
                                                       ==============    ==============


The accompanying notes are an integral part of these financial statements

                             PHASE III MEDICAL, INC.

                            Statements of Operations


                                                          Years ended December 31,
                                         -----------------------------------------------------------
                                               2005                2004                 2003
                                          ----------------   ------------------   ------------------
Earned revenues                          $         35,262   $           48,561   $           64,632

Direct Costs                                      (24,776)             (33,885)             (43,608)
                                          ----------------   ------------------   ------------------

Gross Profit                                       10,486               14,676               21,024

Selling, general and administrative            (1,611,398)            (763,640)            (685,353)
Purchase of medical royalty stream                      -             (725,324)             (80,000)
Realized loss on note receivable                        -                                  (150,000)
                                          ----------------   ------------------   ------------------

Operating loss                                 (1,600,912)          (1,474,288)            (894,329)

Other income (expense):
Interest income                                       137                  199               88,923
Interest expense - Series A mandatorily
redeemable convertible preferred stock            (47,684)             (47,684)             (23,842)
Interest expense                                  (96,580)            (226,599)            (214,897)
                                          ----------------   ------------------   ------------------

                                               (1,745,039)            (274,084)            (149,816)

Provision for income taxes                              -                    -                    -
                                          ----------------   ------------------   ------------------

Loss before preferred dividend                 (1,745,039)          (1,748,372)          (1,044,145)

Preferred dividend                                      -                    -              (23,842)
                                          ----------------   ------------------   ------------------

Net Loss attributable to common
 stockholders                            $     (1,745,039)  $       (1,748,372)  $       (1,067,987)
                                          ================   ==================   ==================

Basic earnings per share

Net loss attributable to common
 stockholders                            $           (.04)  $            (0.05)  $            (0.05)
                                          ================   ==================   ==================

Weighted average common shares
 outstanding                                   49,775,746           32,541,845           23,509,343
                                          ================   ==================   ==================


The accompanying notes are an integral part of these financial statements

                             PHASE III MEDICAL, INC.
                       Statements of Stockholders' Deficit


                                                    Series B
                                                  Convertible
                                                   Preferred
                                                      Stock        Common Stock     Additional
                                                 -------------- -------------------   Paid-in   Accumulated
                                                 Shares  Amount   Shares    Amount    Capital      Deficit      Total
                                                 ------- ------ ----------- ------- ----------- ------------ -----------
Balance at December 31, 2002                     10,000 $  100  22,398,710 $22,399 $ 8,847,576 $ (9,693,967)$  (823,892)
Issuance of common stock for cash,
net of offering costs                                 -      -   2,825,000   2,825     211,956            -     214,781
Issuance of common stock upon exercise of
common stock options                                  -      -   1,000,000   1,000       4,000            -       5,000
Issuance of common stock for services                 -      -     100,000     100       2,900            -       3,000
Issuance of common stock to directors                 -      -       2,750       3         300            -         303
Series A convertible stock dividends                  -      -           -       -           -      (23,842)    (23,842)
Stock options granted with debt                       -      -           -       -     166,024            -     166,024
Net loss                                              -      -           -       -           -   (1,044,145) (1,044,145)
                                                 ------- ------ ----------- ------- ----------- ------------ -----------
Balance at December 31, 2003                     10,000    100  26,326,460  26,327   9,232,756  (10,761,954) (1,502,771)
Issuance of common stock for cash,
net of offering costs                                           12,132,913  12,133   1,092,867                1,105,000
Issuance of common stock upon
exercise of common stock options                                 1,875,000   1,875       7,500                    9,375
Issuance of common stock options for services                                           15,000                   15,000
Issuance of common stock for  services                             187,500     188      14,062                   14,250
Interest expense on loans in  default                                                  127,137                  127,137
Debt discount on loan from officer                                                      17,647                   17,647
Issuance of common stock for interest                               30,000      30       4,170                    4,200
Issuance of common stock to  officer for services                  477,679     478      26,272                   26,750
Net loss                                                                                         (1,748,372) (1,748,372)
                                                 ------- ------ ----------- ------- ----------- ------------ -----------
Balance at December 31, 2004                     10,000    100  41,029,552  41,031  10,537,411  (12,510,326) (1,931,784)
Issuance of common stock for cash,
net of offering costs                                           12,592,854  12,593     859,407                  872,000
Issuance of common stock for conversion of debt                  9,865,784   9,865     555,135                  565,000
Issuance of common stock to officers and
 directors                                                       6,020,676   6,021     231,265                  237,286
Issuance of common stock for services                            1,034,996   1,035      75,073                   76,108
Equity component of issuance of convertible debt                                        83,333                   83,333
Issuance of common stock purchase warrants for
 services                                                                               25,458                   25,458
Net loss                                                                                         (1,745,039) (1,745,039)
                                                 ------- ------ ----------- ------- ----------- ------------ -----------
Balance at December 31, 2005                     10,000 $  100  70,543,862 $70,545 $12,367,082 $(14,255,365)$(1,817,638)
                                                 ------- ------ ----------- ------- ----------- ------------ -----------


The accompanying notes are an integral part of these financial statements

                             PHASE III MEDICAL, INC.

                            Statements of Cash Flows


                                                                             Years ended December 31,
                                                                --------------------------------------------------
                                                                           2005             2004             2003
                                                                ----------------  ---------------  ---------------
Cash flows from operating activities:                           $    (1,745,039) $    (1,748,372) $    (1,044,145)
Net loss
Adjustments to reconcile net loss to net cash used in
 operating activities:
Common shares issued and stock options granted
as payment for interest expense and for services rendered               338,852          187,337          169,327
Depreciation                                                              1,958            1,777              646
Amortization of debt discount                                             5,882           11,765                -
     Series A mandatorily redeemable
convertible preferred stock dividends                                    47,684           47,684           23,842
Unearned revenues                                                       (35,262)         (48,561)         (64,632)
Deferred acquisition costs                                               24,776           33,885           46,053
Realized loss on note receivable                                              -                -          150,000
Changes in operating assets and liabilities :
Prepaid expenses and other current assets                                 2,786           (3,209)          22,070
Other assets                                                           (111,753)                           (3,000)
Accounts payable, accrued expenses
and other current liabilities                                           636,120           58,041         (322,074)
                                                                 ---------------  ---------------  ---------------

Net cash used in operating activities                                  (833,996)      (1,459,653)      (1,021,913)
                                                                 ---------------  ---------------  ---------------

Cash flows from investing activities:
Acquisition of property and equipment                                         -           (3,288)          (2,581)
Notes receivable                                                              -                -          850,000
                                                                 ---------------  ---------------  ---------------

Net cash (used in)  provided by investing activities                          -           (3,288)         847,419

Cash flows from financing activities:
Net proceeds from issuance of capital stock                             872,000        1,114,375          219,781
Stockholder advances                                                                           -         (106,000)
Proceeds from notes payable                                             203,000           75,000          275,000
Repayment of notes payable                                              (30,000)
Proceeds from notes payable - related party                                              100,000                -
Proceeds from sale of convertible debentures                            250,000
Repayment of long-term debt                                                               (9,513)         (22,595)
                                                                 ---------------  ---------------  ---------------

Net cash provided by financing activities                             1,295,000        1,279,862          366,186
                                                                 ---------------  ---------------  ---------------

Net increase  (decrease) in cash and cash equivalents                   461,004         (183,079)         191,692

Cash and cash equivalents at beginning of year                           27,868          210,947           19,255
                                                                 ---------------  ---------------  ---------------

Cash and cash equivalents at end of year                        $       488,872  $        27,868  $       210,947
                                                                 ===============  ===============  ===============


The accompanying notes are an integral part of these financial statements

                             PHASE III MEDICAL, INC.


                                                       Years ended December 31,
                                           ------------------------------------------------
                                                   2005              2004             2003
                                           -------------   ---------------   --------------

Supplemental disclosures of cash flow
 information:
Cash paid during the year for:
Interest                                  $      92,010   $       106,574   $       26,483
                                           =============   ===============   ==============

Supplemental schedule of non-cash
 investing
and financing activities

Issuance of common stock for services
 rendered                                 $     313,394   $        32,027   $        3,303
                                           =============   ===============   ==============

Compensatory element of stock options     $      25,458   $       127,137   $      166,024
                                           =============   ===============   ==============

Net accrual of dividends on Series A
 preferred stock                          $           -   $             -   $       23,842
                                           =============   ===============   ==============
Conversion of convertible debentures      $     565,000   $             -   $            -


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

On December 12, 2003, the Company signed a royalty agreement with Parallel Solutions, Inc. "(PSI") to develop a new bioshielding platform technology for the delivery of therapeutic proteins and small molecule drugs in order to extend circulating half-life to improve bioavailability and dosing regimen, while maintaining or improving pharmacologic activity. The agreement provides for PSI to pay the Company a percentage of the revenue received from the sale of certain specified products or licensing activity. The company provided capital and guidance to PSI to conduct a Proof of Concept Study to improve an existing therapeutic protein with the goal of validating the bioshielding technology for further development and licensing the technology.

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

On January 19, 2006, the Company acquired all the assets of NeoStem, Inc., ("NeoStem") a company that specializes in the collection and storage of adult stem cells. NeoStem is a commercial autologous (donor and recipient are the same) adult stem cell bank pioneering the pre-disease collection, processing and storage of stem cells that donors can access for their own present and future medical treatment. The Company's new objective is to be the leading provider of adult stem cells for therapeutic use in the burgeoning field of regenerative medicine, including treatment for heart disease, certain types of cancer and other critical health problems.

At December 31, 2005, the Company had a cash balance of $488,872, deficit working capital of $1,245,084 and a stockholders' deficit of $1,817,638. In addition, the Company sustained losses of $1,745,039, $1,748,372 and $1,067,987 for the three fiscal years ended December 31, 2005, 2004 and 2003 respectively. The Company's lack of liquidity combined with its history of losses raises substantial doubt as to the ability of the Company to continue as a going concern. The financial statements of the Company do not reflect any adjustments relating to the doubt of its ability to continue as a going concern. There can be no assurance that the Company will be able to sell securities and may have to rely on its ability to borrow funds from new and or existing investors.

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

INCOME TAXES: The Company, in accordance with SFAS 109, "Accounting for Income Taxes", recognizes (a) the amount of taxes payable or refundable for the current year and, (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an enterprise's financial statement or tax returns. Comprehensive income (loss)

COMPREHENSIVE INCOME (LOSS): Refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. At December 31, 2005, 2004 and 2003 there were no such adjustments required.

PRO FORMA EFFECT OF STOCK OPTIONS: Financial Accounting Standards Board Interpretation No. 44 is an interpretation of APB Opinion No. 25 and SFAS No. 123 which requires that effective July 1, 2000, all options issued to non-employees after January 12, 2000 be accounted for under the rules of SFAS No. 123.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Assuming the fair market value of the stock at the date of grant to be $.03 in February 2003, $.05 in May, June and July 2003, $.18 in September 2003, $.15 in January 2004, $.14 in March 2004, $.11 in May 2004, $.10 in September and November 2004, $.06 in February 2005, $.05 in April and July 2005, $.08 in September 2005 and $.06 in December 2005, the life of the options to be from three to ten years, the expected volatility at between 15% and 200%, expected dividends are none, and the risk-free interest rate of approximately 3%, the Company would have recorded compensation expense of $116,146, $218,597 and $205,760, respectively, for the years ended December 31, 2005, 2004 and 2003 as calculated by the Black-Scholes option pricing model. The weighted average fair value per option of options granted during 2005, 2004 and 2003 was $0.06, $0.11 and $0.06, respectively.

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

As such, proforma net loss and net loss per share would be as follows:

                                    2005           2004           2003
                                 -----------    -----------    ----------

Net loss as reported             $(1,745,039)   $(1,748,372)   $(1,067,987)
Additional compensation             (116,146)      (218,597)      (205,760)
                                 -----------    -----------    -----------

Adjusted net loss                $(1,861,185)   $(1,966,969)   $(1,273,747)
                                 ===========    ===========    ===========

Net loss per share as reported   $      (.04)   $      (.05)   $      (.05)
                                 ===========    ===========    ===========

Adjusted net loss per share      $      (.04)   $      (.06)   $      (.05)
                                 ============   ============   ===========



RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective for the first interim or annual reporting period that begins after June 15, 2005.

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

In March 2005, the FASB issued FASB Interpretation ("FIN") 47, ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS -- AN INTERPRETATION OF FASB STATEMENT NO. 143. FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. The Company adopted the provisions of FIN 47 effective December 31, 2005. The adoption of FIN 47 had no impact on the Company's financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS. This Statement amends FASB Statements No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

ACTIVITIES, and No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, " Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. " SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company has not yet determined the impact of the adoption of FAS 155 on its financial statements, if any.

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

The Company had sold,  via the Internet,  through  partnerships  and directly to consumers, extended warranty service contracts for seven major consumer products. The Company recognizes revenue ratably over the length of the contract. The Company purchased insurance to fully cover any losses under the service contracts from a domestic carrier. The insurance premium and other costs related to the sale are amortized over the life of the contract.

PURCHASE OF ROYALTY INTERESTS: The Company charges payments for the purchase of future potential royalty interests to expense as paid and will record revenues when royalty payments are received.

NOTE 3 - NOTES RECEIVABLE

In January 2002, the Company advanced to StrandTek a loan of $1 million on an unsecured basis, which was personally guaranteed by certain of the principal shareholders of StrandTek and a further loan of $250,000 on February 19, 2002 on an unsecured basis. Such loans bore interest at 7% per annum and were due on July 31, 2002 following termination of the Agreements (as discussed in Note 1) in June 2002. StrandTek failed to pay the notes on the due date and the Company commenced legal proceedings against StrandTek and the guarantors to recover the principal, accrued interest and costs of recovery. The Company ceased accruing interest on July 31, 2002. Subsequent to July 31, 2002, the notes accrue interest at the default rate of 12% per annum. The Company provided an allowance for the $250,000 unsecured loan and interest of $8,103 at December 31, 2002. On July 24, 2003 the Company entered into a Forbearance Agreement with personal guarantors Veltmen and Buckles pursuant to which they made payments totaling

NOTE 3 - NOTES RECEIVABLE - (CONTINUED)

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

NOTE 4 - ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                  December 31,
                              -------------------
                                2005       2004
                              -------------------
Professional fees            $173,649   $ 31,760
Interest on notes payable       4,268     11,530

Salaries and related taxes    424,950     45,368
Other                          14,329        225
                             --------   --------

                             $617,196   $ 88,883
                             ========   ========

NOTE 5 - NOTES PAYABLE

In September 2002, the Company sold to accredited investors five 60-day promissory notes in the principal sum of $25,000 each, resulting in net proceeds to the Company of $117,500, net of offering costs. The notes bear interest at 15% per annum payable at maturity. The notes include a default penalty pursuant to which, if the notes are not paid on the due date, the holder shall have the option to purchase twenty five thousand shares of the Company's common stock for an aggregate purchase price of $125. If the non payment continues for 30 days, then on the 30th day, and at the end of each successive 30-day period until the note is paid in full, the holder shall have the option to purchase an additional twenty five thousand shares of the Company's common stock for an aggregate purchase price of $125. During the year ended December 31, 2004, 1,875,000 options granted pursuant to the default penalty were exercised resulting in net proceeds of $9,375. Interest expense on these notes approximated $127,000 and $166,000 for the years ended December 31, 2004 and 2003 respectively. (See Note
7) In September and October, 2004, these notes were repaid.

On March 17, 2003, the Company commenced a private placement offering to raise up to $250,000 in 6-month promissory notes in increments of $5,000 bearing interest at 15% per annum. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, were eligible to purchase these promissory notes. The Company raised the full $250,000 through the sale of such promissory notes, resulting in net proceeds to the Company of $225,000, net of offering costs. The notes contain a default provision which raises the interest rate to 20% if the notes are not paid when due. The Company issued $250,000 of these notes. As of December 31, 2005, $70,000 has been converted into 1,190,000 shares of the Company's Common Stock and $80,000 of which $15,000 has been repaid in January 2006 and the remainder bears interest at 20% and the due date has been extended to September 30, 2006.

On August 26, 2003, the Company borrowed $25,000 from a then consultant to the Company. In October 2004, this note was combined with a note of $50,000 previously held by an unrelated third party. This new note accrues interest at 8% and was due on August 31, 2005 together with the accrued interest. In November 30, 2005, this note was converted into 1,275,000 shares of the Company's Common Stock. All interest payments have been accrued.

In February 2004, the Company commenced a sale of 30 day 20% notes in the amount of $125,000 to three accredited investors to fund current operations. It was anticipated that these notes would be repaid from the proceeds of the January 2004 amended equity private placement. Two of these notes have a default provision that if they are not paid within 30 days, there is an additional interest payment of $250 per $25,000 of principal outstanding for each 30 day period or part thereof. As of December 31, 2005, these notes have been repaid. All interest payments have been paid timely. In May 2004, the Company sold an additional 30 day 20% note in the amount of $40,000 to an accredited investor to fund current operations. This note plus interest has been repaid. In July 2004, the Company sold a five month 20% note in the amount of $25,000 and two six month 20% notes totaling $80,000 to three accredited investors to fund current operations. As of December 31, 2005, $25,000 has been repaid and the balance has been converted into 1,360,000 shares of the Company's Common Stock. All interest payments have been paid timely. In August 2004, the Company sold additional 30 day 20% notes in the amount of $55,000 to two accredited investors to fund current operations. As of December 31, 2005, $25,000 of these notes remains unpaid. All interest payments have been paid timely. In December 2004, the Company sold four notes to four accredited investors totaling $100,000 with interest rates that range from 8% to 20%. As of December 31, 2005, $5,000 has been repaid, $85,000 converted into 1,445,000 shares of the Company's Common Stock and $10,000 of these notes remain unpaid. The $10,000 note was repaid in January 2006. All interest payments have been made timely.

In August 2004, the Company sold a six month 20% convertible note in the amount of $100,000 to its Chief Operating Officer ("COO"). Upon maturity, the Company and the COO have agreed to convert the principal amount of the new note into shares of the Company's common stock at 85% of the average price as quoted on the NASD Over-the-Counter Bulletin Board for the five days prior to the maturity date of the note. Approximately $18,000 of the total debt was attributed to the intrinsic value of the beneficial conversion feature. This amount was recorded as an equity component. The remaining balance of approximately $82,000 was recorded as debt. For the year ended December 31, 2004 the amortization of debt discount approximated $12,000. All interest is paid monthly in arrears. In February 2005, this note was converted into 1,960,784 shares of the Company's Common Stock. All interest payments have been paid timely. For the year ended December 31, 2005 the amortization of debt discount approximated $6,000.

In January 2005, the Company sold a six month 20% note in the amount of $25,000 to an accredited investor to fund current operations. This note was converted into 425,000 shares of the Company's Common Stock. All interest payments have been made. In February 2005, the Company sold a six month 20% note in the amount of $10,000 to an accredited investor to fund current operations. This note was converted into 170,000 shares of the Company's Common Stock. All interest payments have been made. In March 2005, the Company sold a 30 day 8% note in the amount of $17,000 to the President and CEO of the Company. Additionally, the Company sold a one year 15% note in the amount of $20,000, which was subsequently converted into 340,000 shares of the Company's Common Stock, to an accredited investor. All interest payments on these notes are current. The note in the amount of $17,000 was unpaid as of December 31, 2005, however, it was repaid in January 2006.

In April 2005, the Company sold a one year 15% note in the amount of $100,000 to its Executive Vice President and General Counsel. The note contains certain rights and obligations regarding its conversion into shares of the Company's Common Stock. In November 2005, this note was converted into 1,700,000 shares of the Company's Common Stock. All interest payments on this note have been made.

In August 2005, the Company sold an 8% note in the amount of $10,000 to its President and CEO, an accredited investor which is due on demand. As of December 31, 2005, this note remains unpaid, however it was repaid in January 2006.

In September 2005, Company sold two 8% notes in the amounts of $6,000 and $15,000 to its President and CEO, an accredited investor which are due on demand. As of December 31, 2005, these notes remain unpaid, however, it was repaid in January 2006.

On December 30, 2005, the Company sold $250,000 of convertible nine month Promissory Notes which bear 9% simple interest with net proceeds to the Company of $220,000. In addition, these Promissory Notes have 416,666 detachable warrants for each $25,000 of debt, which entitle the holder to purchase one share of the Company's Common Stock at a price of $.12 per share. The warrants are exercisable for a period of three years from the date of the Promissory Note. The Promissory Notes convert to the

Company's Common Stock at $.06 per share. The Promissory Notes are convertible at anytime into shares of Common Stock at the option of the Company subsequent to the shares underlying the Promissory Notes and the shares underlying the warrants registration if the closing price of the Common Stock has been at least $.18 for a period of at least 10 consecutive days prior to the date on which notice of conversion is sent by the Company to the holders of the Promissory Notes. The Company recorded a debt discount associated with the conversion feature in the amount of $83,333. The Company recorded an expense of $2,573 associated with the warrants as their fair value using the Black Scholes method.

    A summary of notes payable and convertible debentures is as follows:

                                  JANUARY 1,                   REPAYMENTS        Less: Debt     DECEMBER 31, 2005
                                 -----------                  -----------        ----------     -----------------
                                     2005        PROCEEDS     /CONVERSIONS       DISCOUNTS
                                     ----        --------     ------------       ---------
      March 2003 Notes               $ 170,000     $      -       $ (90,000)      $       -           $   80,000
      Consultant Note                   75,000                      (75,000)                                   -
      2004 Notes                       230,000                     (175,000)                              55,000
      2005 Notes                             -      203,000        (155,000)                              48,000
      Related Party Note                94,118                      (94,118)                                   -
      Convertible
      Debentures                                    250,000                         (83,333)             166,667
                                --------------- ------------ ---------------- --------------- -------------------
      Total                          $ 569,118     $453,000       $(589,118)      $ (83,333)          $  349,667
                                =============== ============ ================ =============== ===================

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

At December 31, 2005, 2004 and 2003, 681,174 shares of Series A Preferred Stock were outstanding, and accrued dividends on these outstanding shares were $528,564, $480,880, and $433,196 respectively.

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

     At December 31, 2005 and 2004, 10,000 Series B Preferred Shares were issued and outstanding. The Company's right to repurchase or redeem shares of Series B Stock was eliminated in fiscal 1999 pursuant to the terms of the Agreement and the Certificate of Designation.

(B) COMMON STOCK:

     At the July 2005 annual meeting, the stockholders approved an amendment increasing the authorized common stock to 500 million shares from 250 million shares.

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

     In February 2005, the $100,000 convertible note sold to the Company's former COO was converted into 1,960,784 shares of the Company's Common Stock.

     For the twelve months ended December 31, 2005, the Company issued 174,996 shares of its common stock to its investor relations firms for services. The fair value of these shares was $10,208 which was charged to operations.

     For the twelve months ended December 31, 2005, the Company issued 3,080,676 shares of its common stock to its officers, directors and employees for services in lieu of salary. The fair value of these shares was $119,686 which was charged to operations.

     In 2005, the Company issued 12,592,854 shares of its Common Stock to accredited investors resulting in net proceeds to the Company of $872,000.

     In July 2005, the Company granted 3,000,000 shares of its Common Stock to its President and CEO. These shares vest 1,000,000 immediately and 1,000,000 on each of the next two anniversary dates. The fair value of these shares was $120,000 which was charged to expense.

     In September 2005, the Company granted 500,000 shares of its Common Stock to an Advisory Board member. The fair value of these shares was $40,000 which was charged to expense.

     In October 2005, the Company issued 50,000 shares to the Hospital for Joint Diseases in exchange for advertising in an event journal. The fair value of these shares was $3,500 which was charged to expense.

     On November 30, 2005, $445,000 of debt was converted into the Company's Common Stock at 17 shares for each one dollar of debt resulting in 7,565,000 shares being issued. On December 30, 2005, an additional $20,000 of debt was converted into 340,000 shares of the Company's Common Stock.

     On December 30, 2005, the Company issued 250,000 shares of its Common Stock to Westpark Capital, Inc. as additional compensation for the sale of the convertible debentures. The fair value of these shares was $20,000 which was charged to expense.

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

     In each of the months of August 2004 through January 2005, the Company issued 25,000 warrants for a total of 150,000 warrants which entitles the holder to purchase one share of common stock at a price of $.05. These warrants expire in three years from date of issue and were issued the Company's investor relations firm. The fair value of these warrants was $874 in 2005 and $3,250 in 2004.

     Warrants to purchase 240,000 shares of the Company's Common Stock were issued in September 2005, to Dr. Robin Smith for her position as Chairperson of the Advisory Board. The warrants vest 20,000 per month for twelve months. Each warrant entitles Dr. Smith to purchase one share of common stock at a price of $.08. These warrants expire three years from the date of issue. The fair value of these warrants was $3,196 in 2005 and $6,392 will be charged to operations in 2006.

     In December 2005, the Company issued 4,166,666 warrants to the holders of the 9% convertible debt and 416,666 warrants to the placement agent as additional compensation. These warrants entitle the holder to purchase one share of common stock at a price of $.12 and expire three years from the date of issue. The Company recorded an expense of $2,573 associated with the warrants as their fair value using the Black Scholes method.

     A total of 8,380,832 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of December 31, 2005 at prices ranging from $.05 to $.16 and expiring through December 2008. No warrants were exercised during any of the periods presented.


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

     Under the 1998 plan outstanding options expire 90 days after termination of the holder's status as employee or director. All options were granted at an exercise price equal to the fair value of the common stock at the grant date. Therefore, in accordance with the provisions of APB Opinion No. 25 related to fixed stock options, no compensation expense is recognized with respect to options granted or exercised. Under the alternative fair-value based method defined in SFAS No. 123, the fair value of all fixed stock options on the grant date would be recognized as expense over the vesting period.

     (ii) At the 2003 annual meeting, the stockholders approved the 2003 Equity Participation Plan. The Company has reserved 50,000,000 shares of common stock for the grant of incentive stock options and non-statutory stock options to employees and non-employee directors, consultants and advisors. Pursuant to such plan the Company entered into a Stock Option Agreement with Mr. Weinreb (the "Initial Option Agreement"). Under the Initial Option Agreement, the Company granted Mr. Weinreb the right and option, exercisable for 10 years, to purchase up to 2,500,000 shares of the Company's common stock at an exercise price of $0.03 per share.

STOCK OPTION PLANS - (CONTINUED)

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

     In April 2005, the Company granted an option to purchase 150,000 shares of its Common Stock at an exercise price of $.10 to Catherine Vaczy, its Executive Vice President and General Counsel. These options vest 50,000 per year on each anniversary of the grant date.

     In July 2005, the Company granted an option to purchase 750,000 shares of its Common Stock at an exercise price of $.06 to Catherine Vaczy, its Executive Vice President and General Counsel. These options vest 375,000 per year on each anniversary of the grant date.

     In July 2005, the Company granted an option to purchase 4,000,000 shares of its Common Stock at an exercise price of $.06 to Mark Weinreb, its President and CEO. These options vest 2,000,000 immediately and 1,000,000 per year on each anniversary of the grant date.

     In July 2005, the Company granted an option to purchase 1,500,000 shares of its Common Stock at an exercise price of $.06 to Robert Aholt, its former COO. These options vest 1,000,000 immediately and 250,000 per year on each anniversary of the grant date.

     Additionally, the Company has granted options to purchase 11,200,000 shares in 2005, 2,985,000 shares in 2004 and 3,700,000 shares in 2003 of Common
     Stock at exercise prices ranging from $.03 to $.18 to members of its board of directors, employees, consultants and its advisory board. All options were granted at an exercise price more than or equal to the fair value of the common stock at the date of grant.

     Stock option activity under the 2003 Equity Participation Plan is as follows:

                                                                           Weighted Average
                                                         Range of           Exercise Price
                                   Number of Shares(1)   Exercise              Price
                                   -------------------  -----------          ------------
Balance at December 31, 2002                --                  --                  --
    Granted                            3,700,000         $.03 - $.18         $       .05
    Exercised                               --                  --                  --
    Expired                                 --                  --                  --
    Cancelled                               --                  --                  --
                                      ----------         -----------         -----------
 Balance at December 31, 2003          3,700,000         $.03 - $.18         $       .05
    Granted                            2,985,000         $.10 - $.15         $       .13
    Exercised                               --                  --                  --
    Expired                                 --                  --                  --
    Cancelled                               --                  --                  --
                                      ----------         -----------         -----------
Balance at December 31, 2004           6,685,000         $.03 - $.18         $       .08
    Granted                           11,200,000         $.05 - $.10         $       .06
    Exercised                               --                  --                  --
    Expired                                 --                  --                  --
    Cancelled                               --                  --                  --
                                      ----------         -----------         -----------
Balance at December 31, 2005          17,885,000         $.03 - $.18         $       .07
                                      ==========         ===========         ===========

(1) All options are exercisable for a period of ten years.


     Options exercisable at December 31, 2003 - 3,700,000 at a weighted average exercise price of $.05

     Options exercisable at December 31, 2004 - 6,185,000 at a weighted average exercise price of $.07

     Options exercisable at December 31, 2005 - 12,085,000 at a weighted average exercise price of $.07

                          NUMBER OUTSTANDING      WEIGHTED AVERAGE REMAINING   NUMBER EXERCISABLE
      EXERCISE PRICE      DECEMBER 31, 2005        CONTRACTUAL LIFE (YEARS)    DECEMBER 31, 2005
      --------------      -----------------        ------------------------    -----------------
           $.03                  2,500,000               7.10                     2,500,000
           $.05                    950,000               7.55                       950,000
           $.06                 10,750,000               9.57                     5,300,000
           $.07                    200,000               9.09                             -
           $.10                  1,575,000               8.81                     1,425,000
           $.11                    200,000               8.42                       200,000
           $.14                    300,000               8.17                       300,000
           $.15                  1,110,000               8.01                     1,110,000
           $.18                    300,000               7.70                       300,000
                                   -------                                          -------
                                17,885,000                                       12,085,000
                                ==========                                       ==========


NOTE 8 - INCOME TAXES

Deferred tax assets consisted of the following as of December 31:

                                                    2005             2004
                                               --------------   ------------

  Net operating loss carryforwards             $    3,807,000   $  3,247,000
  Depreciation and amortization                             -          1,000
                                                                        ,000
  Capital loss carryforward                                 -        149,000
  Deferred revenue                                      9,000         21,000
  Deferred legal and other fees                        87,000         51,000
                                               --------------  -------------
  Net deferred tax assets                           3,903,000      3,469,000

  Deferred tax asset valuation allowance           (3,903,000)    (3,469,000)
                                               --------------  -------------
                                               $            -  $           -
                                               ==============  =============

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for each year summarized below:

                                                             2005                  2004                   2003
                                                       ------------------    ------------------     -----------------
  Federal tax benefit at statutory rate                          (34.0%)               (34.0%)               (34.0%)
  Change in valuation allowance                                   34.0%                 34.0%                 34.0%
                                                       ------------------    ------------------     -----------------
  Provision for income taxes                                      0.00%                 0.00%                 0.00%
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

Upon receipt of the proceeds from the last foreign purchasers of the Company's common stock in January 2000, common stock ownership changed in excess of 50% during the three-year period then ended. At December 31, 2005, the Company had net operating loss carryforwards of approximately $11,196,000. Included in the net operating loss carryforward is approximately $2,121,000 that has been limited by the ownership change. The tax loss carryforwards expire at various dates through 2025. The Company has recorded a full valuation allowance against its net deferred tax asset because of the uncertainty that the utilization of the net operating loss and deferred revenue and fees will be realized.


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

In consideration for Mr. Aholt's services under the Letter Agreement, Mr. Aholt will be entitled to receive a monthly salary of $4,000 during the first year of the Term, $5,000 during the second year of the Term, and $6,000 during the third year of the Term. In further consideration for Mr. Aholt's services under the Letter Agreement, on January 1, 2005 and on the first day of each calendar quarter thereafter during the Term, Mr. Aholt will be entitled to receive shares of Common Stock with a "Dollar Value" of $26,750, $27,625 and $28,888, respectively, during the first, second and third years of the Term. The per share price (the "Price") of each share granted to determine the Dollar Value will be the average closing price of one share of Common Stock on the Bulletin Board (or other similar exchange or association on which the Common Stock is then listed or quoted) for the five (5) consecutive trading days immediately preceding the date of grant of such shares; provided, however, that if the Common Stock is not then listed or quoted on an exchange or association, the Price will be the fair market value of one share of Common Stock as of the date of grant as determined in good faith by the Board of Directors of the Company. The number of shares of Common Stock for each quarterly grant will be equal to the quotient of the Dollar Value divided by the Price. The shares granted will be subject to a one year lockup as of the date of each grant. On each of January 1, 2005, April 1, 2005, July 1, 2005 and October 1. 2005 Mr. Aholt was issued 477,679, 800,898, 668,750 and 461,206 respectively for a total of 2,408,533 shares pursuant to the terms of his agreement.

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

On February 6, 2003, Mr. Weinreb was appointed President and Chief Executive Officer of the Company and has entered into an employment agreement with Mr. Weinreb. The employment agreement has an initial term of three years, with automatic annual extensions unless terminated by the Company or Mr. Weinreb at least 90 days prior to an applicable anniversary date. The Company has agreed to pay Mr. Weinreb an annual salary of $180,000 for the initial year of the term, $198,000 for the second year of the term, and $217,800 for the third year of the term. In addition, he is entitled to an annual bonus in the amount of $20,000 for the initial year in the event, and concurrently on the date, that the Company has received debt and/or equity financing in the aggregate amount of at least $1,000,000 since the beginning of his service, and $20,000 for each subsequent year of the term, without condition.

In addition, the Company, pursuant to its 2003 EPP, entered into a Stock Option Agreement with Mr. Weinreb (the "Initial Option Agreement"). Under the Initial Option Agreement, the Company granted Mr. Weinreb the right and option, exercisable for 10 years, to purchase up to 2,500,000 shares of the Company's common stock at an exercise price of $0.03 per share and otherwise upon the terms set forth in the Initial Option Agreement. In addition, in the event that the closing price of the Company's common stock equals or exceeds $0.50 per share for any five consecutive trading days during the term of the employment agreement (whether during the initial term or an annual extension), the Company has agreed to grant to Mr. Weinreb, on the day immediately following the end of the five day period, an option for the purchase of an additional 2,500,000 shares of the Company's common stock for an exercise price of $0.50 per share, pursuant to the 2003 Equity Participation Plan and a Stock Option Agreement to be entered into between the Company and Mr. Weinreb containing substantially the same terms as the Initial Option Agreement, except for the exercise price and that the option would be treated as an "incentive stock option" for tax purposes only to the maximum extent permitted by law (the "Additional Option Agreement"). The Company agreed to promptly file with the Securities and Exchange Commission a Registration Statement on Form S-8 (the "Registration Statement") pursuant to which the issuance of the shares covered by the 2003 Equity Participation Plan, as well as the resale of the common stock issuable upon exercise of the Initial Option Agreement, are registered, which has been filed. Additionally, the Company has agreed, following any grant under the Additional Option Agreement, to promptly file a post-effective amendment to the Registration Statement pursuant to which the common stock issuable upon exercise thereof shall be registered for resale. Mr. Weinreb has agreed that he will not resell publicly any shares of the Company's common stock obtained upon exercise of any Initial Agreement or the Additional Option Agreement prior to the first anniversary of the date of the employment agreement.

On April 25, 2005, the Company appointment of Catherine M. Vaczy, as its Executive Vice President and General Counsel, effective as of April 20, 2005 (the "Commencement Date"). On the Commencement Date, the Company entered into a letter agreement (the "Letter Agreement") with Ms. Vaczy, pursuant to which the Company appointed Ms. Vaczy as its Executive Vice President and General Counsel. Subject to the terms and conditions of the Letter Agreement, the term of Ms. Vaczy's employment in such capacity will be for a period of three (3) years from the Commencement Date (the "Term").

In consideration for Ms. Vaczy's services under the Letter Agreement, Ms. Vaczy will be entitled to receive an annual salary of $155,000 during the first year of the Term, a minimum annual salary of $170,500 during the second year of the Term, and a minimum annual salary of $187,550 during the third year of the Term. Ms. Vaczy and the Company have agreed that from the Commencement Date until the 90th day thereafter (the "Initial 90 Day Period"), Ms. Vaczy's salary will be paid to her at a rate of 50% of the annual rate and accrue as to the remainder. At the end of the Initial 90 Day Period, and at the end of each additional 90 day period thereafter, whether to continue to accrue salary at this rate and provision for payment of accrued amounts will be discussed in good faith. Payment of accrued salary may be made in cash, or, upon mutual agreement, shares of common stock. Any shares of common stock issued in payment of accrued salary shall have a per share price equal to the average closing price of one share of common stock on the Bulletin Board (or other similar exchange or association on which the common stock is then listed or quoted) for the five (5) consecutive trading days immediately preceding the date of issue of such shares; provided, however, that if the common stock is not then quoted on the Bulletin Board or otherwise listed or quoted on an exchange or association, the price shall be the fair market value of one share of common stock as of the date of issue as determined in good faith by the Board of Directors of the Company. The number of shares of common stock for any issuance in payment of accrued salary shall be equal to the quotient of the amount of the accrued salary divided by the price. The shares issued will be subject to a one-year lock up as of the date of each grant and shall be registered with the Securities and Exchange Commission on a Registration Statement on Form S-8.

In the event Ms. Vaczy's employment is terminated prior to the end of the Term for any reason, earned but unpaid cash compensation and unreimbursed expenses due as of the date of such termination will be payable in full. In addition, in the event Ms. Vaczy's employment is terminated prior to the end of the Term for any reason other than by the Company with cause or Ms. Vaczy without good reason, Ms. Vaczy or her executor of her last will or the duly authorized administrator of her estate, as applicable, will be entitled in the event the employment termination date is after April 20, 2006, to receive severance payments equal to Ms. Vaczy's then one year's salary, paid in accordance with the Company's standard payroll practices for executives of the Company and (ii) in the event the employment termination date is before April 20, 2006 but after October 20, 2005, to receive severance payments equal to one-sixth of Ms. Vaczy's then one year's salary, paid in accordance with the Company's standard payroll practices for executives of the Company. In addition, in the event Ms. Vaczy's employment is terminated prior to the end of the Term by the Company without Cause or by Ms. Vaczy for good reason, the Option (as defined below) shall vest and become immediately exercisable in its entirety and remain exercisable in accordance with its terms. No other payments shall be made, nor benefits provided, by the Company in connection with the termination of employment prior to the end of the Term, except as otherwise required by law.

On May 4, 2005, the Board voted to amend the Company's agreements with each of Mr. Weinreb, Mr. Aholt and Dr. Marasco, as described below, subject to approval of the Stockholders. On July 12, 2005, the Stockholders approved these amendments.

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

Mr. Aholt's employment agreement with the Company was amended to (a) replace the provision of Mr. Aholt's existing employment agreement pursuant to which he is compensated in shares of common stock with a provision pursuant to which he will be compensated solely in cash, effective as of September 30, 2005; (b) replace the provision of Mr. Aholt's existing employment agreement pursuant to which his compensation accrues on a monthly and/or quarterly basis with a provision pursuant to which his compensation will be paid in accordance with the Company's normal payroll practices, effective as of September 30, 2005; and (c) provide for a minimum annual bonus of $12,000, payable in January of each year during the term of his employment, commencing in January 2006. As of May 9, 2005, Mr. Aholt beneficially owned approximately 23.1% of the then outstanding shares of common stock (excluding the Options to purchase 1,500,000 shares of Common stock granted to Mr. Aholt by the Board of Directors, subject to approval of the Stockholders, as discussed above).

Dr. Marasco's letter agreement with the Company was amended to (a) extend the term of the letter agreement from August 2007 to August 2008; (b) provide for an annual salary of $110,000, $125,000 and $150,000 for the years ended August 2006, 2007 and 2008, payable in each such year during the term; (c) provide for a minimum annual bonus of $12,000, payable in January of each year during the term, commencing in January 2006; (d) eliminate Dr. Marasco's right under his existing letter agreement to receive 5% of all collected revenues derived from the Company's royalty or other revenue sharing agreements (which right is subject to the limitation that the amount of such additional cash compensation and Dr. Marasco's annual salary do not exceed, in the aggregate, $200,000 per year); and (e) permit Dr. Marasco to begin receiving all accrued but unpaid cash compensation under his letter agreement upon the Company's consummation of any financing, whether equity or otherwise, pursuant to which the Company raises $1,500,000.

On February 21, 2003 the Company began leasing office space in Melville, New York at an original annual rental of $18,000. The lease has been renewed through March 2007 with an annual rental of approximately $22,800. Rent expense approximated $28,900, $24,900 and $13,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

On April 22, 2004, the Company entered into an agreement with an advisor in connection with its amended private placement to provide assistance in finding qualified investors. The agreement calls for the payment of 10% of the funds raised by the Company as a direct result of introductions made by the advisor. In addition, the Company is obligated to pay a 2% non-accountable expense allowance on all funds received that are subject to the 10% payment. For the years ended December 31, 2005 and 2004, the Company paid a total of $0 and $21,000 respectively under this agreement.

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

On December 12, 2003, the Company signed a royalty agreement with Parallel Solutions, Inc. "(PSI") to develop a new bioshielding platform technology for the delivery of therapeutic proteins and small molecule drugs in order to extend circulating half-life to improve bioavailability and dosing regimen, while maintaining or improving pharmacologic activity. The agreement provides for PSI to pay the Company a percentage of the revenue received from the sale of certain specified products or licensing activity. The Company is providing capital and guidance to PSI to conduct a proof of concept study to improve an existing therapeutic protein with the goal of validating the bioshielding technology for further development and licensing the technology. During the year ended December 31, 2004, the Company paid $640,000 as specified in the agreement which brought the total paid since the inception of the agreement to $720,000. The agreement also calls for the Company to pay on behalf of PSI $280,000 of certain expenses relating to testing of the bioshielding concept. During the years ended December 31, 2005 and 2004, the Company paid $0 and $85,324 of such expenses.

NOTE 12 - SUBSEQUENT EVENTS

In January 2006, the Company sold $250,000 of convertible nine month Promissory Notes which bear 9% simple interest with net proceeds to the Company of $223,880. In addition, these Promissory Notes have 416,666 detachable warrants for each $25,000 of debt, resulting in 4,166,666 warrants being issued, which entitle the holder to purchase one share of the Company's Common Stock at a price of $.12 per share. The warrants are exercisable for a period of three years from the date of the Promissory Note. These notes contain the same convertible provision as described in Note 5. As compensation, the Company issued 250,000 shares of its common stock and 416,666 warrants to the underwriter. The warrants have the same terms and conditions as the warrants issued in connection with the debt.

In January 2006, two holders of promissory notes converted their debt in the amount of $45,000 into 765,000 shares of the Company's Common Stock.

In January 2006, the Company repaid $73,000 of promissory notes, of which, $48,000 was to its President and CEO.

On January 19, 2006, Phase III Medical, Inc. ("Phase III" or the "Company") consummated its acquisition of the assets of NeoStem, Inc. ("NeoStem"), a California corporation. The purchased assets were those relating to NeoStem's business of collecting and storing adult stem cells. The purchase price for NeoStem's assets consisted of 5 million shares of the Company's common stock, plus the assumption of certain liabilities of NeoStem and liabilities under assumed contracts. Of the stock consideration, 60% (or 3 million shares) will be retained in escrow for a period of one (1) year subject to certain indemnification claims. The assumed liabilities of NeoStem as of the Closing Date, including accounts payable and accrued liabilities, professional fees incurred in the acquisition and capitalized lease obligations, were approximately $465,000, of which holders agreed to the satisfaction of approximately $82,000 of such liabilities by the issuance of an additional 2,012,225 shares of the Company's Common Stock. The amount of the consideration paid pursuant to the Agreement was determined based on arms length negotiations between the parties. The shares issued to NeoStem are subject to certain piggyback registration rights. A copy of the Asset Purchase Agreement dated December 6, 2005 among the Company, its wholly-owned subsidiary, Phase III Medical Holding Company and NeoStem was annexed to the Company's Current Report on Form 8-K filed on December 12, 2005. Effective with the acquisition, the business of the Company has changed, so that the business of NeoStem now will be the principal business of the Company. The Company will attempt to utilize the combined Phase III and NeoStem management teams to develop and expand NeoStem's adult stem cell processing and storage business, instead of its historic business of providing capital and business guidance to companies in the healthcare and life science industries.

In January 2006, the Company granted options to Larry May, the Company's Chief Financial Officer, to purchase 150,000 shares of the Company's Common Stock at an exercise price of $.05. These options vest 50,000 per year for each of the next three years. These options expire 10 years from the date of grant. The Company also granted options to Denis Rodgerson, the Company's Director of Stem Cell Science, to purchase 50,000 shares of the Company's Common Stock at an exercise price of $.05. These options vest one year from the date of grant. These options expire 10 years from the date of grant.

On January 20, 2006, Robert Aholt tendered his resignation as Chief Operating Officer of the Company. On March 31, 2006, the Company and Mr. Aholt entered into a Settlement Agreement and General Release pursuant to which the Company agrees to pay Mr. Aholt the aggregate sum of $250,000 (less applicable withholdings and deductions), payable over a period of two years in biweekly installments of $4,807.69 commencing on April 7, 2006, except that the first payment will be $9,615.38. In the event of an uncured breach by the Company of its payment obligations, the entire amount becomes due.

In March 2006, the Company granted options to a consultant to purchase 25,000 shares of the Company's Common Stock at an exercise price of $.08 which vest immediately. These options expire tens years from the date of grant.

In March 2006, the Company issued warrants to purchase 120,000 shares of its Common Stock at a price of $.10 per share to its marketing consultant. These warrants vest 20,000 per month for six months. The warrants expire three years from the date of issue.

On March 17, 2006, the stockholders of the Company voted to approve an amendment to the Certificate of Incorporation which permits the Company to issue in exchange for all 681,171 shares of Series A Preferred Stock outstanding and its obligation to pay $528,564 (or $.78 per share) in accrued dividends thereon, a total of 5,449,368 shares of Common Stock (eight (8) shares of Common Stock per share of Series A Preferred Stock). Pursuant thereto, all outstanding shares of Series A Preferred Stock will be cancelled and converted into Common Stock.

On March 27, 2006, the Company sold 100,000 shares of its Common Stock to an Advisory Board member at a price of $.053 per share resulting in net proceeds to the Company of $5,300.