Form 10-K/A
period 2005-12-31
PHASE III MEDICAL INC/DE
filed 2006-04-05
CIK 320017

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


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[_] Yes  [X] No


Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934.  [X] Yes   [_] No


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

Documents incorporated by reference: None

                                TABLE OF CONTENTS

                                     PART I

Item 1    Business                                                             4
Item 1A.  Risk Factors                                                         9
Item 1B.  Unresolved Staff Comments                                           16
Item 2    Properties                                                          16
Item 3    Legal Proceedings                                                   16
Item 4    Submission of Matters to a Vote of Security Holders                 16

                                     PART II

Item 5    Market for the Registrant's Common Equity,
            Related Stockholder Matters
            and Issuer Purchases of Equity Securities                         17
Item 6    Selected Financial Data                                             28
Item 7    Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             28
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk          32
Item 8    Financial Statements and Supplementary Data                         33
Item 9    Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure                                              33
Item 9A.  Controls and Procedures                                             33
Item 9B.  Other Information                                                   34

                                    PART III

Item 10   Directors and Executive Officers of the Registrant                  35
Item 11   Executive Compensation                                              38
Item 12   Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   45
Item 13   Certain Relationships and Related Transactions                      46
Item 14   Principal Accounting Fees and Services                              47

                                     PART IV

Item 15 Exhibits and Financial Statement Schedules                            48

CAUTION REGARDING FORWARD LOOKING STATEMENTS
--------------------------------------------

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

         2005                                     HIGH               LOW

         First Quarter                          $ 0.07            $ 0.03

         Second Quarter                           0.05              0.02

         Third Quarter                            0.10              0.03

         Fourth Quarter                           0.09              0.03


         2004                                     HIGH               LOW

         First Quarter                           $0.18            $ 0.13
         Second Quarter                           0.22              0.06
         Third Quarter                            0.10              0.07
         Fourth Quarter                           0.10              0.05

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

                                                                                        (C)
                                                                                NUMBER OF SECURITIES
                                                                                REMAINING AVAILABLE FOR
                                    (A)                      (B)                FUTURE ISSUANCE UNDER
                           NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE        EQUITY COMPENSATION
                           BE ISSUED UPON EXERCISE      EXERCIE PRICE OF        PLAN (EXCLUDING
                           OF OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,    SECURITIES REFLECTED IN
        PLAN CATEGORY      WARRANTS AND RIGHTS          WARRANTS AND RIGHTS     COLUMN(A))
        -------------      -----------------------      --------------------    -----------------------

Equity Compensation Plans
Approved by
Shareholders.............            23,140,832               $0.08                     26,859,168

Equity Compensation Plans
Not Approved by
Shareholders.............                     0                   0                              0



TOTAL                                23,140,832               $0.08                     26,859,168


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


STATEMENT OF OPERATIONS:                         YEAR ENDED      YEAR ENDED      YEAR ENDED     YEAR ENDED      YEAR ENDED
($'000 EXCEPT NET LOSS PER SHARE WHICH IS       DECEMBER 31,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
STATED IN $)                                           2005            2004            2003           2002            2001

Earned revenues                                        $ 35             $49            $ 65          $  81          $  107
Direct costs                                             25              34              44             60              70
Gross profit                                             10              15              21             21              37
Operating  (loss)                                    (1,601)         (1,474)           (894)        (1,149)         (1,606)
Loss before discontinued operations and
 preferred dividends                                 (1,745)         (1,748)         (1,044)        (1,160)         (1,792)
Net loss attributable to common
 stockholders                                        (1,745)         (1,748)         (1,068)        (1,208)         (2,081)
Basic and diluted earnings per share:
  Loss from continuing operations                      (.04)           (.05)          (0.05)         (0.05)          (0.08)
  Income (loss) from discontinued operations              -               -               -              -           (0.01)
Net loss attributable to common
 shareholders                                          (.04)           (.05)          (0.05)         (0.05)          (0.09)
Weighted average number of shares
 outstanding                                     49,775,746      32,541,845      23,509,343     22,344,769      22,284,417


BALANCE SHEET DATA:                                   AS OF           AS OF           AS OF          AS OF           AS OF
$'000                                           DECEMBER 31,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                       2005            2004            2003           2002            2001

Working Capital  (Deficiency)                      $ (1,245)        $(1,239)        $  (794)         $ (82)        $ 1,085
Total Assets                                            643              99             312          1,183           1,836
Current Liabilities                                   1,752           1,288           1,023          1,141             489
Long Term Debt                                            -               -               -              9              32
(Accumulated Deficit)                               (14,255)        (12,510)        (10,762)        (9,694)          (8,486)
Total Stockholders' (Deficit)/ Equity                (1,818)         (1,932)         (1,503)          (824)             373


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

LIQUIDITY AND CAPITAL RESOURCES

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated:
                                                          TWELVE MONTHS ENDED
                                                          -------------------
                            December 31, 2005             December 31, 2004

Cash used in
operating activities         $ (833,996)                       $(1,459,653)

Cash used in
investing activities                $ 0                             (3,288)

Cash provided by
financing activities         $1,295,000                          1,279,862

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

The following table reflects a summary of the Company's contractual cash obligations as of December 31, 2005:


                                                                        PAYMENTS DUE BY PERIOD


CONTRACTUAL OBLIGATIONS                                           LESS THAN 1                                MORE THAN 5
                                                   TOTAL             YEAR          1-3 YEARS      3-5 YEARS        YEARS

Notes payable                                       $ 433,000      $ 433,000          $    0          $ 0            $ 0
Operating leases                                       74,744         69,044           5,700            0              0
Employment agreements                               2,332,867        986,083       1,346,783            0              0
                                                                                                                       -
SERIES A MANDATORILY REDEEMABLE CONVERTIBLE
PREFERRED STOCK                                       572,208         47,684         143,052      143,052        238,420
                                                      -------         ------         -------      -------        -------
     Total                                         $2,840,611     $1,535,811      $1,495,535     $143,052       $238,420
                                                    ---------      ---------      ----------     --------       --------


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


SELECTED QUARTERLY FINANCIAL DATA

$'000               QUARTER   QUARTER   QUARTER    QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
(EXCEPT NET           ENDED     ENDED     ENDED      ENDED     ENDED     ENDED     ENDED     ENDED
LOSS PER           12/31/05   9/30/05   6/30/05    3/31/05  12/31/04   9/30/04   6/30/04   3/31/04
SHARE WHICH
IS STATED IN $)

Earned Revenues          $8        $8        $9       $ 10       $12        $3        $7       $27
Direct Costs              6         6         6          7         8         2         5        19
Gross profit              2         2         3          3         4         1         2         8
Operating Loss         (491)     (542)     (356)      (212)     (263)     (417)     (413)     (381)
Net Loss
 Attributable to       (527)     (575)     (393)      (250)     (300)     (500)     (492)     (456)
 Common Stockholders
Net loss per share     (.01)     (.01)     (.01)      (.01)     (.00)     (.01)     (.02)     (.02)


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

ITEM 9B.          OTHER INFORMATION

None.

                                    PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

ITEM 11.EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid during the three years ended December 31, 2005 to the Company's Chief Executive Officer and all other executive officers of the Company who earned in excess of $100,000 for services rendered during fiscal 2005 (the "Named Executive Officers").


                                            SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------
                                                 Annual Compensation                 Long Term Compensation
                                     --------------------------------------------    ---------------------------------


                                                                                                       Securities
                                                                    All Other        Restricted        Underlying
Name and Principal          YEAR         SALARY        BONUS      COMPENSATION       STOCK AWARDS    OPTIONS/SAR'S
                            ----         ------        -----      ------------       ------------    -------------
POSITION
Mark Weinreb (1)            2005           $245,741(2)  $20,000       $18,500(3)         $150,000           6,550,000
Chief Executive Officer     2004           $203,192     $20,000       $18,500(3)                -           2,550,000
                            2003           $157,154           -       $18,500(3)                -           2,500,000

Robert Aholt, Jr. (4)       2005           $173,079(5)        -        $9,000(6)                -           1,500,000
Chief Operating Officer     2004                  -           -                -                -
                            2003                  -           -                -                -

Catherine Vaczy (7)         2005            $97,062           -        $6,000(6)                -           1,100,000
                                                 (8)
Executive Vice President
and General Counsel         2004                  -           -                -                -
                            2003                  -           -                -                -


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

OPTION GRANTS

The following table provides certain information with respect to options granted to the Company's Named Executive Officers during the fiscal year ended December 31, 2005:

Option Grants in Last Fiscal Year

                                   PERCENT OF                                           POTENTIAL REALIZABLE VALUE
                                     TOTAL                                              AT ASSUMED ANNUAL RATES OF
                  NUMBER OF        OPTIONS        EXERCISE    MARKET                    STOCK PRICE APPRECIATION
                  SECURITIES       GRANTED TO      PRICE      PRICE ON                      FOR OPTION TERM(1)
                  UNDERLYING       EMPLOYEES      PER SHARE   DATE OF              ------------------------------
                     OPTIONS         IN                       GRANT     EXPIRATION
       NAME          GRANTED       FISCAL YEAR      ($)         ($)         DATE           5%              10%
 -------------------------------  -------------- -----------  ---------- ------------- -------------- ----------------
 Mark Weinreb
                  2,500,000(2)        100%          $.03        $.03       2-14-13       $53,275         $129,257


                     50,000(2)          6%          $.10        $.10       9-13-14        $8,552          $13,617

                  4,000,000(3)         43%          $.06        $.05       7-19-15      $325,779         $518,748

---------------------------------------------------------------------------------------------------------------------
Robert Aholt, Jr. 1,500,000(4)         16%          $.06        $.05       7-19-15      $122,167         $194,531

---------------------------------------------------------------------------------------------------------------------
Catherine Vaczy
                     150,000(5)        2%           $.10        $.05       4-19-15      $12,217          $19,453

                     750,000(6)        8%           $.06        $.05       7-19-15      $61,084          $97,265

                     200,000(2)        2%           $.06        $.06      12-21-15      $16,289          $25,937
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

                       OPTION VALUES AT DECEMBER 31, 2005

                                                       NUMBER OF
                      SHARES                     SECURITIES UNDERLYING
                     ACQUIRED                     UNEXERCISED OPTIONS                        VALUE OF
                        ON                       AT DECEMBER 31, 2005                IN-THE-MONEY OPTIONS AT
                     EXERCISE      VALUE             (# OF SHARES)                   DECEMBER 31, 2005 ($)(1)
                                           ----------------------------------  -------------------------------------
        NAME        (# SHARES)   REALIZED    EXERCISABLE      UNEXERCISABLE       EXERCISABLE     UNEXERCISABLE
  ---------------------------------------- ----------------- ----------------- -----------------------------------

  Mark Weinreb           -           -       4,550,000          2,000,000          $165,000            $40,000

  Robert Aholt,          -           -       1,000,000            500,000            $20,000           $10,000
  Jr.

  Catherine Vaczy        -           -         200,000            900,000             $4,000           $15,000
  ----------------------------------------------------------------------------------------------------------------

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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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


                              NUMBER AND PERCENTAGE OF SHARES OF COMMON STOCK OWNED
-----------------------------------------------------------------------------------------------------------------
                                                                                                 Percentage
                 Name and Address of                   Number of Shares Beneficially          of Common Stock
                Beneficial Holder (1)                            Owned (2)                 Beneficially Owned (2)
                ---------------------                  -----------------------------       ----------------------

Mark Weinreb                                                      8,185,000 (3)                      9.50%
President, Chief Executive Officer and Director

Dr. Wayne Marasco                                                 3,608,333 (4)                      4.48%
Senior Scientific Advisor and Director

Dr.  Joseph Zuckerman                                             2,135,000 (5)                      2.67%
Director

Catherine M. Vaczy                                                5,956,488 (6)                      7.56%
Executive Vice President and General Counsel

Dr. Armando Munoz                                                 6,666,666 (7)                      8.49%
Caribbean Stem Cell Group, Inc.
Box 800982-00780-0982
Cotto Laurel, Puerto Rico 00780

Larry A. May, Chief Financial Officer                               639,969 (8)                        <1%

Robert Aholt, Jr                                                 12,191,024 (9)                     15.90%
20128 Cavern Court
Saugus, Los Angeles, CA  91390

All Directors and Officers as a group (five persons)             20,330,969(10)                     23.02%
----------------------------------------------------------------------------------------------------------------------


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

4. Includes currently exercisable options to purchase 2,025,000 shares of Common Stock.
5. Includes currently exercisable options to purchase 1,350,000 shares of Common Stock.
6. Includes currently exercisable options to purchase 250,000 shares of Common Stock.
7. Includes 6,250,000 shares of Common Stock held by Caribbean Stem Cell Group, Inc. of which Dr. Munoz is President.
8. Includes currently exercisable options to purchase 400,000 shares of Common Stock. Mr. May became the Chief Financial Officer of the Company effective March 1, 2006.
9. Includes 7,282,913 shares of Common Stock owned by the Robert J. Aholt, Jr. Family Trust dated 2/17/97 of which Mr. Aholt is Trustee and currently exercisable options to purchase 1,000,000 shares of Common Stock.
10. Includes currently exercisable options to purchase 8,575,000 shares of Common Stock.


ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

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

                                     PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

(a)(3)      EXHIBITS:

3      (a)    Certificate of Incorporation filed September 18, 1980 (1)                                 3
       (b)    Amendment to Certificate of Incorporation filed September 29, 1980 (1)                    3
       (c)    Amendment to Certificate of Incorporation filed July 28, 1983 (2)                       3(b)
       (d)    Amendment to Certificate of Incorporation filed February 10, 1984 (2)                   3(d)
       (e)    Amendment to Certificate of Incorporation filed March 31, 1986 (3)                      3(e)
       (f)    Amendment to Certificate of Incorporation filed March 23, 1987 (4)                      3(g)
       (g)    Amendment to Certificate of Incorporation filed June 12, 1990 (5)                        3.8
       (h)    Amendment to Certificate of Incorporation filed September 27, 1991 (6)                   3.9
       (i)    Certificate of Designation filed November 12, 1994 (7)                                   3.8
       (j)    Amendment to Certificate of Incorporation filed September 28, 1995 (8)                  3(j)
       (k)    Certificate of Designation for the Series B Preferred Stock
              dated May 18, 1998 (9)                                                                 C 3(f)
       (l)    Amendment to Certificate of Incorporation dated May 18, 1998 (9)                          A
       (m)    Amendment to Certificate of Incorporation filed July 24, 2003 (10)                       3.1
       (n)    Amendment dated July 20, 2005 to Certificate of Incorporation (11)                      3.2
       (o)    Amendment to Certificate of Incorporation filed March 24, 2006 (21)                     3(o)
       (p)    Amended and Restated By-laws  (11)                                                       3.1

4      (a)    Form of Underwriter's Warrant (6)                                                       4.9.1
       (b)    Form of Promissory Note - September 2002 Offering (13)                                   4.1
       (c)    Form of Promissory Note - February 2003 Offering (13)                                    4.2
       (d)    Form of Promissory Note - March 2003 Offering (13)                                       4.3

10     (a)    Employment Agreement dated as of February 6, 2003 by and between
              Corniche Group Incorporated and Mark Weinreb* (14)                                      99.2
       (b)    Stock Option Agreement dated as of February 6, 2003 between
              Corniche Group Incorporated and Mark Weinreb* (14)                                      99.3
       (c]    Corniche Group Incorporated 2003 Equity Participation Plan* (14)                        99.4
       (d)    Form of Stock Option Agreement* (13)                                                    10.2
       (e)    Royalty Agreement, dated as of December 5, 2003, by and between
              Parallel Solutions, Inc. and Phase III Medical, Inc. (13)(14)                           10.1
       (f)    Employment Agreement dated as of  September 13, 2004 between Phase III Medical,
              Inc. and Robert Aholt, Jr.*  (15)                                                       10.3
       (g)    Stock Purchase Agreement, dated as of September 13, 2004, between Phase III
              Medical, Inc. and the Aholt, Jr. Family Trust (15)                                      10.4


       (h)    Form of Promissory Note - Robert Aholt, Jr. dated August 30, 2004 (15)                  10.5
       (i)    Letter Agreement dated as of August 12, 2004 by and between Phase III Medical,
              Inc. and Dr. Wayne A. Marasco* (15)                                                     10.6
       (j)    Board of Directors Agreement by and between Phase III Medical, Inc. and Joseph
              Zuckerman* (15)                                                                         10.8
       (k)    Stock Purchase Agreement, dated April 20, 2005, between Phase III Medical,
              Inc. and Catherine M. Vaczy (16)                                                        10.1
       (l)    Promissory Note made by the Company in favor of Catherine M. Vaczy (16)                 10.2
       (m)    Letter Agreement, dated April 20, 2005,  between Phase III Medical, Inc.
              and Catherine M. Vaczy* (16)                                                            10.3
       (n)    Stock Option Agreement dated April 20, 2005, between Phase III Medical, Inc.
              and Catherine M. Vaczy* (16)                                                            10.4
       (o)    Amendment dated July 18, 2005 to Stock Purchase Agreement with
              Catherine M. Vaczy dated April 20, 2005 (11)                                            10.1
       (p)    Amendment dated July 20, 2005 to Employment Agreement with
              Mark Weinreb dated February 6, 2003* (11)                                               10.2
       (q)    Amendment dated July 20, 2005 to Employment Agreement with
              Wayne A. Marasco dated August 12, 2004* (11)                                            10.3
       (r)    Amendment dated July 20, 2005 to Employment Agreement with
              Robert Aholt dated September 13, 2004* (11)                                             10.4
       (s)    203 Equity Participation Plan, as amended* (11)                                         99.1
       (t)    Form of Option Agreement dated July 20, 2005* (11)                                      10.5
       (u)    Form of Promissory Note Extension  (11)                                                 10.6
       (v)    Letter Agreement dated August 12, 2005 with Catherine M. Vaczy* (11)                    10.7
       (w)    Restricted Stock Agreement with Mark Weinreb* (17)                                      10.8
       (x)    Asset Purchase Agreement dated December 6, 2005 by and among
              Phase III Medical, Inc., Phase III Medical Holding Company, and
              NeoStem, Inc.  (18)                                                                     99.1
       (y)    Letter Agreement dated December 22, 2005 between Phase III Medical, Inc.
              and Catherine M. Vaczy* (21)                                                            10(y)
       (z)    Form of Convertible Promissory Note  (19)                                               10.1
       (aa)   Employment Agreement between the Company and Larry A. May
              dated January 19, 2006*  (20)                                                           10.1
       (bb)   Employment Agreement between the Company and Denis O. Rodgerson
              dated January 19, 2006 (20)                                                             10.2
       (cc)   Letter Agreement dated January 30, 2006 between Phase III Medical, Inc.
              and Catherine M. Vaczy* (21)                                                           10(cc)
       (dd)   Settlement Agreement and General Release dated March 31, 2006 between
              Phase III Medical, Inc. and Robert Aholt, Jr. (21)                                     10(dd)

14     (a)    Code of Ethics for Senior Financial Officers (13)                                       14.1

21     (a)    Subsidiaries of the Registrant (21)                                                     21.1

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

(12)     Filed herewith.

(13) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the annual report of the Company on Form 10-K, for the year ended December 31, 2003, which exhibit is incorporated here by reference. Certain portions of Exhibit 10(e) (10.1) were omitted based upon a request for confidential treatment, and the omitted portions were filed separately with the Securities and Exchange Commission on a confidential basis.

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

(21) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's annual report on Form 10-K for the year ended December 31, 2005, which exhibit is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PHASE III MEDICAL, INC.

                                        BY:
                                        /S/MARK WEINREB
                                        MARK WEINREB, PRESIDENT

DATED: APRIL 5, 2006

                             PHASE III MEDICAL, INC.

                                Table of Contents

                                                                                                                Page
                                                                                                       -----------------------

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

        Balance Sheets at December 31, 2005 and 2004                                                            F - 2

        Statements of Operations
                Years Ended December 31, 2005, 2004 and 2003                                                    F - 3

        Statements of Stockholder's (Deficit)
                Years Ended December 31, 2005, 2004 and 2003                                                    F - 4

        Statements of Cash Flows
                Years Ended December 31, 2005, 2004 and 2003                                                    F - 5

Notes to Financial Statements                                                                                   F - 7 - F - 25


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


/s/ HOLTZ RUBENSTEIN REMINICK LLP

Melville, New York
February  23, 2006, except for Note 12,
as to which the date is March 27, 2006

                             PHASE III MEDICAL, INC.

                                 Balance Sheets

                                                  December 31,
                                           ---------------------------
                                                 2005          2004
                                            ------------  ------------
ASSETS
Current assets:
        Cash and cash equivalents          $    488,872  $     27,868
        Prepaid expenses and other current
         assets                                  18,447        21,233
                                            ------------  ------------
                Total current assets            507,319        49,101

Property and equipment, net                       1,488         3,446
Deferred acquisition costs                       19,121        43,897
Other assets                                    114,753         3,000
                                            ------------  ------------
                                           $    642,681  $     99,444
                                            ============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
        Interest and dividends payable -
         preferred stock                   $    528,564  $    480,880
        Accounts payable                        256,976       149,169
        Accrued liabilities                     617,196        88,883
        Notes payable                           135,000       475,000
        Note payable - related party             48,000
        Convertible debentures, related party -
         net of debt discount of $5,882               -        94,118
        Convertible debentures - net of
         debt discount of $83,333               166,667             -
                                            ------------  ------------

                Total current liabilities     1,752,403     1,288,050

Unearned revenues                                26,745        62,007
Series A mandatorily redeemable
 convertible preferred stock                    681,171       681,171


COMMITMENTS AND CONTINGENCIES

Stockholders' deficit:
        Preferred stock; authorized, 5,000,000
         shares Series B convertible redeemable
         preferred stock, liquidation value, 10
         shares of common stock per share, $.01
         par value; authorized, 825,000 shares;
         issued and outstanding, 10,000 shares
         at December  31, 2005 and at
         December 31, 2004                          100           100
        Common stock, $.001par value; authorized,
         500,000,000 shares; issued and
         outstanding, 70,543,862 at December 31,
         2005 and 41,029,552 shares at December
         31, 2004                                70,545        41,031
        Additional paid-in capital           12,367,082    10,537,411
        Accumulated deficit                 (14,255,365)  (12,510,326)
                                            ------------  ------------

                Total stockholders' deficit  (1,817,638)   (1,931,790)
                                            ------------  ------------

                                           $    642,681  $     99,444
                                            ============  ============

   The accompanying notes are an integral part of these financial statements

                            PHASE III MEDICAL, INC.

                            Statements of Operations

                                        Years ended December 31,
                                  ------------------------------------
                                         2005        2004        2003
                                   ----------- ----------- -----------

Earned revenues                   $    35,262 $    48,561 $    64,632

Direct Costs                          (24,776)    (33,885)    (43,608)
                                   ----------- ----------- -----------

        Gross Profit                   10,486      14,676      21,024

Selling, general and
 administrative                    (1,611,398)   (763,640)   (685,353)
Purchase of medical royalty stream          -    (725,324)    (80,000)
Realized loss on note receivable            -                (150,000)
                                   ----------- ----------- -----------

        Operating loss             (1,600,912) (1,474,288)   (894,329)

Other income (expense):
   Interest income                        137         199      88,923
   Interest expense - Series A
     mandatorily redeemable
     convertible preferred
     stock                            (47,684)    (47,684)    (23,842)
   Interest expense                   (96,580)   (226,599)   (214,897)
                                   ----------- ----------- -----------

                                     (144,127)   (274,084)   (149,816)
Provision for income taxes                  -           -           -
                                   ----------- ----------- -----------
Loss before preferred dividend     (1,745,039) (1,748,372) (1,044,145)
Preferred dividend                          -           -     (23,842)
                                   ----------- ----------- -----------
Net Loss attributable to common
 stockholders                     $(1,745,039)$(1,748,372)$(1,067,987)
                                   =========== =========== ===========
Basic earnings per share
Net loss attributable to common
 stockholders                     $      (.04)$     (0.05)$     (0.05)
                                   =========== =========== ===========
Weighted average common shares
 outstanding                       49,775,746  32,541,845  23,509,343
                                   =========== =========== ===========

   The accompanying notes are an integral part of these financial statements

                            PHASE III MEDICAL, INC.
                      Statements of Stockholders' Deficit


                                                     Series B      Common Stock     Additional  Accumulated     Total
                                                    Convertible                       Paid-in      Deficit
                                                    Preferred                         Capital
                                                       Stock
                                                    ----------- -------------------
                                                 Shares  Amount   Shares    Amount
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
                                                 ------- ------ ----------- ------- ----------- ------------ -----------


   The accompanying notes are an integral part of these financial statements

                            PHASE III MEDICAL, INC.

                            Statements of Cash Flows


                                                                  Years ended December 31,
                                              ----------------------------------------------------------------
                                                             2005                  2004                  2003
                                              --------------------  --------------------  --------------------

Cash flows from operating activities:        $         (1,745,039) $         (1,748,372) $         (1,044,145)
Net loss
Adjustments to reconcile net loss to net
 cash used in
 operating activities:
Common shares issued and stock options granted
as payment for interest expense and for
 services rendered                                        338,852               187,337               169,327
Depreciation                                                1,958                 1,777                   646
Amortization of debt discount                               5,882                11,765                     -
     Series A mandatorily redeemable
convertible preferred stock dividends                      47,684                47,684                23,842
Unearned revenues                                         (35,262)              (48,561)              (64,632)
Deferred acquisition costs                                 24,776                33,885                46,053
Realized loss on note receivable                                -                     -               150,000
Changes in operating assets and liabilities
 :
Prepaid expenses and other current assets                   2,786                (3,209)               22,070
Other assets                                             (111,753)                                     (3,000)
Accounts payable, accrued expenses
and other current liabilities                             636,120                58,041              (322,074)
                                              --------------------  --------------------  --------------------

Net cash used in operating activities                    (833,996)           (1,459,653)           (1,021,913)
                                              --------------------  --------------------  --------------------

Cash flows from investing activities:
Acquisition of property and equipment                           -                (3,288)               (2,581)
Notes receivable                                                -                     -               850,000
                                              --------------------  --------------------  --------------------

Net cash (used in)  provided by investing
 activities                                                     -                (3,288)              847,419

Cash flows from financing activities:
Net proceeds from issuance of capital stock               872,000             1,114,375               219,781
Stockholder advances                                                                  -              (106,000)
Proceeds from notes payable                               203,000                75,000               275,000
Repayment of notes payable                                (30,000)
Proceeds from notes payable - related party                                     100,000                     -
Proceeds from sale of convertible
 debentures                                               250,000
Repayment of long-term debt                                                      (9,513)              (22,595)
                                              --------------------  --------------------  --------------------

Net cash provided by financing activities               1,295,000             1,279,862               366,186
                                              --------------------  --------------------  --------------------

Net increase  (decrease) in cash and cash
 equivalents                                              461,004              (183,079)              191,692

Cash and cash equivalents at beginning of
 year                                                      27,868               210,947                19,255
                                              --------------------  --------------------  --------------------

Cash and cash equivalents at end of year     $            488,872  $             27,868  $            210,947
                                              ====================  ====================  ====================



The accompanying notes are an integral part of these financial statements

                             PHASE III MEDICAL, INC.


                                                                  Years ended December 31,
                                              ----------------------------------------------------------------
                                                             2005                  2004                  2003
                                              --------------------  --------------------  --------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
Cash paid during the year for:
Interest                                     $             92,010  $            106,574  $              26,483
                                              ====================  ====================  ====================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES

Issuance of common stock for services
 rendered                                    $            313,394  $             32,027  $               3,303
                                              ====================  ====================  ====================

Compensatory element of stock options        $             25,458  $            127,137  $             166,024
                                              ====================  ====================  ====================

Net accrual of dividends on Series A
 preferred stock                             $                  -  $                  -  $              23,842
                                              ====================  ====================  ====================

Conversion of convertible debentures         $            565,000  $                  -  $                   -
                                              ====================  ====================  ====================

   The accompanying notes are an integral part of these financial statements

NOTE 1 - THE COMPANY
--------------------

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

--------------------

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)
---------------------------------------------------
Assuming the fair market value of the stock at the date of grant to be $.03 in February 2003, $.05 in May, June and July 2003, $.18 in September 2003, $.15 in January 2004, $.14 in March 2004, $.11 in May 2004, $.10 in September and November 2004, $.06 in February 2005, $.05 in April and July 2005, $.08 in September 2005 and $.06 in December 2005, the life of the options to be from three to ten years, the expected volatility at between 15% and 200%, expected dividends are none, and the risk-free interest rate of approximately 3%, the Company would have recorded compensation expense of $116,146, $218,597 and $205,760, respectively, for the years ended December 31, 2005, 2004 and 2003 as calculated by the Black-Scholes option pricing model. The weighted average fair value per option of options granted during 2005, 2004 and 2003 was $0.06, $0.11 and $0.06, respectively.

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

As such, proforma net loss and net loss per share would be as follows:

                                                      2005                2004                 2003
                                                 ---------------     ----------------     ---------------
Net loss as reported                        $       (1,745,039)  $       (1,748,372)   $     (1,067,987)
Additional compensation                               (116,146)            (218,597)           (205,760)
                                                 ---------------     ----------------     ---------------
Adjusted net loss                           $       (1,861,185)  $       (1,966,969)   $     (1,273,747)
                                                 ===============     ================     ===============
Net loss per share as reported              $             (.04)  $             (.05)   $           (.05)
                                                 ===============     ================     ===============
Adjusted net loss per share                 $             (.04)  $             (.06)   $           (.05)
                                                 ===============     ================     ===============


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

NOTE 3 - NOTES RECEIVABLE
-------------------------

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

NOTE 4 - ACCRUED LIABILITIES
----------------------------

Accrued liabilities are as follows:
                                                         December 31,
                                          -------------------------------------
                                               2005                 2004
                                          ----------------     ----------------
  Professional fees                  $            173,649  $            31,760
  Interest on notes payable                         4,268               11,530
  Salaries and related taxes                      424,950               45,368
  Other                                            14,329                  225
                                          ----------------     ----------------
                                     $            617,196  $            88,883
                                          ================     ================

NOTE 5 - NOTES PAYABLE
----------------------

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

    A summary of notes payable and convertible debentures is as follows:

                                JANUARY 1,                  REPAYMENTS        Less: Debt
                                   2005       PROCEEDS      /CONVERSIONS       DISCOUNTS    DECEMBER 31, 2005
                                   ----       --------      ------------       ---------    -----------------
     March 2003 Notes           $ 170,000     $     -       $  (90,000)       $       -       $   80,000
     Consultant Note               75,000                      (75,000)                                -
     2004 Notes                   230,000                      (175,000)                          55,000
     2005 Notes                         -     203,000          (155,000)                          48,000
     Related Party Note            94,118                       (94,118)                               -
     Convertible
     Debentures                               250,000                           (83,333)         166,667
                               --------------------------------------------------------------------------------

     Total                       $569,118    $453,000       $  (589,118)      $ (83,333)      $  349,667
                               ===============================================================================

NOTE 6 - SERIES A MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
--------------------------------------------------------------------

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

NOTE 7 - STOCKHOLDERS' EQUITY
-----------------------------

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

         In December 2005, the Company issued 4,166,660 warrants to the holders of the 9% convertible debt and 416,666 warrants to the placement agent as additional compensation. These warrants entitle the holder to purchase one share of common stock at a price of $.12 and expire three years from the date of issue. The Company recorded an expense of $2,573 associated with the warrants as their fair value using the Black Scholes method.

         A total of 5,255,826 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of December 31, 2005 at prices ranging from $.05 to $.16 and expiring through December 2008. No warrants were exercised during any of the periods presented.

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

         Stock option activity under the 2003 Equity Participation Plan is as follows:

                                                                               Range of         Weighted Average
                                                   Number of Shares (1)        Exercise          Exercise Price
                                                                                 Price
                                                   ---------------------     --------------    --------------------
                  Balance at December 31, 2002                        -                  -                       -
                   Granted                                    3,700,000        $.03 - $.18                    $.05
                   Exercised                                          -                  -                       -
                   Expired                                            -                  -                       -
                   Cancelled                                          -                  -                       -
                                                   ---------------------     --------------    --------------------
                  Balance at December 31, 2003                3,700,000        $.03 - $.18                    $.05
                   Granted                                    2,985,000        $.10 - $.15                    $.13
                  Exercised                                           -                  -                       -
                  Expired                                             -                  -                       -
                  Cancelled                                           -                  -                       -
                                                   ---------------------     --------------    --------------------
                  Balance at December 31, 2004                6,685,000        $.03 - $.18                    $.08
                  Granted                                    11,200,000        $.05 - $.10                    $.06
                  Exercised                                           -                  -                       -
                  Expired                                             -                  -                       -
                  Cancelled                                           -                  -                       -
                                                   ---------------------     --------------    --------------------
                  Balance at December 31, 2005               17,885,000        $.03 - $.18                    $.07
                                                   =====================     ==============    ====================

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
                                  ==========                                               ==========


NOTE 8 - INCOME TAXES
---------------------

Deferred tax assets consisted of the following as of December 31:

                                                        2005                    2004
                                                 --------------------    --------------------
Net operating loss carryforwards              $            3,807,000  $            3,247,000
Depreciation and amortization                                      -                   1,000
                                                                                        ,000
Capital loss carryforward                                          -                 149,000
Deferred revenue                                               9,000                  21,000
Deferred legal and other fees                                 87,000                  51,000
                                                 --------------------    --------------------
Net deferred tax assets                                    3,903,000               3,469,000

Deferred tax asset valuation allowance                   (3,903,000)              (3,469,000)
                                                 --------------------    --------------------
                                              $                    -  $                    -
                                                 ====================    ====================

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

NOTE 9 - SEGMENT INFORMATION
----------------------------

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

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

NOTE 12 - SUBSEQUENT EVENTS
---------------------------

In January 2006, the Company sold $250,000 of convertible nine month Promissory Notes which bear 9% simple interest with net proceeds to the Company of $223,880. In addition, these Promissory Notes have 416,666 detachable warrants for each $25,000 of debt, resulting in 4,166,660 warrants being issued, which entitle the holder to purchase one share of the Company's Common Stock at a price of $.12 per share. The warrants are exercisable for a period of three years from the date of the Promissory Note. These notes contain the same convertible provision as described in Note 5. As compensation, the Company issued 250,000 shares of its common stock and 416,666 warrants to the underwriter. The warrants have the same terms and conditions as the warrants issued in connection with the debt.

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