Form 10-Q
period 2006-03-31
PHASE III MEDICAL INC/DE
filed 2006-05-22
CIK 320017

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the Transition Period from ______to______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

     Large Accelerated Filer __ Accelerated Filer __ Non-accelerated Filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes _X_ No __


             86,738,633 SHARES, $.001 PAR VALUE, AS OF May 19, 2006

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                                    I N D E X


                                                                       Page No.
                                                                      ----------
     Part I - Financial Information:

              Item 1.  Consolidated Financial Statements (Unaudited):

                       Consolidated Balance Sheets
                       At March 31, 2006 and December 31, 2005              3

                       Consolidated Statements of Operations
                       For the three months
                       ended March 31, 2006 and 2005                        4

                       Consolidated Statements of Cash Flows
                       for the three months ended
                       March 31, 2006 and 2005                              5


                       Notes to Unaudited Consolidated Financial
                       Statements                                          6-13


              Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations      14-15

              Item 3.  Quantitative and Qualitative Disclosures About
                       Market Risk                                         16

              Item 4.  Controls and Procedures                             16

     Part II - Other Information:

              Item 1.  Legal Proceedings                                   17

              Item 1A. Risk Factors                                        17

              Item 2.  Unregistered Sales of Equity Securities and Use
                       of Proceeds                                         17

              Item 3.  Defaults Upon Senior Securities                     17

              Item 4.  Submission of Matters to a Vote of
                       Securityholders                                     17

              Item 5.  Other Information                                   17

              Item 6.  Exhibits                                            17

                       Signatures                                          19

                     PHASE III MEDICAL, INC. and SUBSIDIARY


                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS

                                                    March 31,       December 31,
                                                      2006              2005
                                                 --------------   --------------
  Current assets:
    Cash and cash equivalents                    $      29,067    $     488,872
    Prepaid expenses and other current assets           191,385          18,447
                                                 -------------------------------

        Total current assets                           220,452          507,319

  Property and equipment, net                           75,005            1,488
  Deferred acquisition costs                            14,654           19,121
  Goodwill                                             580,866                -
  Other assets                                           3,000          114,753
                                                 -------------------------------

                                                 $     893,977    $     642,681
                                                 ===============================

LIABILITIES AND STOCKHOLDERS' DEFICIT


  Current liabilities:
    Interest and dividends payable - preferred
     stock                                       $           -    $     528,564
    Accounts payable                                   455,428          256,976
    Accrued liabilities                                467,664          617,196
    Due to related party - current portion             125,000                -
    Notes payable                                      251,209          135,000
    Notes payable - related parties                          -           48,000
    Convertible debentures - net of debt discount
     Of $146,638 and $83,333                           353,362          166,667
    Capitalized lease obligations - current
     portion                                            37,598                -
                                                 -------------------------------
        Total current liabilities                    1,690,261        1,752,403

  Unearned revenues                                     20,483           26,745

  Due to related party - long-term portion             125,000                -

  Capitalized lease obligations                         76,001                -

  Series A mandatorily redeemable convertible
   preferred stock                                           -          681,171
                                                 -------------------------------

  Total Liabilities                                  1,911,745        2,460,329
                                                 -------------------------------

Stockholders' Deficit:
    Preferred stock; authorized, 5,000,000 shares
     Series B convertible redeemable preferred
     stock, liquidation value 10 shares of common
     stock per share; $0.01 par value; authorized,
     825,000 shares; issued and outstanding,
     10,000 shares                                         100              100

    Common stock, $.001 par value; authorized,
     500,000,000 shares; issued and outstanding,
     83,622,725 shares at March 31, 2006 and
     70,543,862 shares at December 31, 2005             83,624           70,545
    Additional paid-in capital                      14,293,317       12,367,082
    Accumulated deficit                            (15,394,809)     (14,255,365)
                                                 -------------------------------

        Total stockholders' deficit                 (1,017,768)      (1,817,638)
                                                 -------------------------------

                                                 $     893,977    $     642,681
                                                 ===============================


           See accompanying notes to consolidated financial statements

                     PHASE III MEDICAL, INC. and SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                       2006            2005
                                                   -------------   -------------
  Earned revenues                                  $      6,262    $     10,535

  Direct costs                                           (4,467)         (7,417)
                                                   -----------------------------

  Gross profit                                            1,795           3,118

  Selling, general and administrative                  (939,234)       (215,501)
                                                   -----------------------------

  Operating loss                                       (937,439)       (212,383)

  Other income (expense):
    Interest income                                         539               -
    Interest expense                                   (192,610)        (25,366)
    Interest expense - Series A mandatorily
     redeemable convertible preferred stock              (9,934)        (11,921)
                                                   -----------------------------

  Net loss attributable to common stockholders     $ (1,139,444)   $   (249,670)
                                                   =============================


  Net loss per common share                        $       (.02)   $       (.01)
                                                   =============================

  Weighted average common shares outstanding         75,581,529      41,924,642
                                                   =============================

           See accompanying notes to consolidated financial statements

                     PHASE III MEDICAL, INC. and SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                             For the Three
                                                              Months Ended
                                                                March 31,
                                                                ---------
                                                          2006           2005
                                                      -------------  -----------
Cash flows from operating activities:
Net loss                                              $ (1,139,444)  $ (249,670)
Adjustments to reconcile net loss to net cash used in
 operating activities:
Common shares issued and stock options granted for
 services rendered and interest expense                    220,766        5,749
Depreciation                                                 5,627          489
Amortization of debt discount                               65,862        5,882
Series A mandatorily redeemable convertible preferred
 stock dividends                                             9,934       11,921
Deferred acquisition costs                                   4,467        7,417
Changes in operating asset and liabilities:
Prepaid expenses and other current assets                 (144,852)       2,881
Unearned revenues                                           (6,262)     (10,535)
Accounts payable, accrued expenses, and other current
 liabilities                                               156,180      131,377
                                                      --------------------------

Net cash used in operating activities                     (827,722)     (94,489)
                                                      --------------------------
                                                      --------------------------

Cash flows from financing activities:
Net proceeds from issuance of common stock                  26,500            -
Proceeds from advances on notes payable                    180,397            -
Payments of capitalized lease obligations                   (5,980)           -
Proceeds from sale of convertible debentures               250,000       72,000
Repayments of notes payable                                (83,000)           -
                                                      --------------------------
Net cash provided by financing activities                  367,917       72,000
                                                      --------------------------

Net decrease in cash and cash equivalents                 (459,805)     (22,489)

Cash and cash equivalents at beginning of period           488,872       27,868
                                                      --------------------------

Cash and cash equivalents at end of period            $     29,067   $    5,379
                                                      ==========================


                                                           Three Months Ended
                                                           ------------------
                                                                March 31,
                                                                ---------
                                                          2006           2005
                                                      -------------  -----------
    Supplemental  Disclosure of Cash Flow Information:

    Cash paid during the period for:

      Interest                                        $      4,679   $   18,541
                                                      =============  ===========

    Supplemental Schedule of Non-cash Financing
     Activities:

    Issuance of shares for purchase of NeoStem        $    200,000            -
                                                      =============

      Net accrual of dividends on Series A Preferred
       Stock                                          $      9,934   $   11,921
                                                      =============  ===========

      Issuance of common stock for services rendered  $     25,150   $    4,875
                                                      =============  ===========
      Compensatory element of stock options           $    195,616   $      874
                                                      =============  ===========

          See accompanying notes to consolidated financial statements.

                     PHASE III MEDICAL, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY

     Phase III Medical, Inc., a Delaware corporation ("Phase III" or the "Company") is currently engaged in the business of operating a commercial autologous (donor and recipient are the same) adult stem cell bank and is pioneering the pre-disease collection, processing and storage of adult stem cells that donors can access for their own present and future medical treatment. The Company's previous business was to provide capital and business guidance to companies in the healthcare and life science industries. On January 19, 2006 the Company consummated the acquisition of the assets of NeoStem Inc., a California corporation ("NeoStem") relating to NeoStem's business of collecting and storing adult stem cells. NeoStem had been a company to which Phase III had been providing business guidance. Effective with the acquisition, the business of NeoStem became the principal business of the Company. The Company now intends to provide adult stem cell processing, collection and banking services with the goal of making stem cell collection and storage widely available, so that the general population will have the opportunity to store their own stem cells for future healthcare needs. The Company also plans to become the leading provider of adult stem cells for therapeutic use in the burgeoning field of regenerative medicine for potentially addressing heart disease, certain types of cancer and other critical health problems. The Company will attempt to utilize the combined Phase III and NeoStem management teams to develop and expand this business. A marketing and operational plan is being developed to integrate both companies, and a corporate awareness campaign is being prepared.

     Prior to the NeoStem acquisition, the business of the Company was to provide capital and business guidance to companies in the healthcare and life science industries, in return for a percentage of revenues, royalty fees, licensing fees and other product sales of the target companies. Additionally, through June 30, 2002, the Company was a provider of extended warranties and service contracts via the Internet at warrantysuperstore.com. The Company is still engaged in the "run off" of such extended warranties and service contracts.

NOTE 2 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006 and December 31, 2005, the results of operations for the three months ended March 31, 2006 and 2005 and the cash flows for the three months ended March 31, 2006 and 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

     The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company currently has no cash generating revenues and limited financial resources to pay its current expenses and liabilities. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The December 31, 2005 balance sheet has been derived from the audited financial statements at that date included in the Company's Annual Report on Form 10-K. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

NOTE 3 -RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments- An Amendment of FASB No. 133 and 140. The purpose of SFAS statement No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of any entity's first fiscal year beginning after September 15, 2006. We believe that the adoption of this standard on July 1, 2007 will not have a material effect on our consolidated financial statements.

     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an Amendment of SFAS No. 140. SFAS No. 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes and obligation to service a financial asset by entering into a servicing contract. This statement also requires that servicing assets and liabilities be initially recorded at fair value and subsequently adjusted to the fair value at the end of each reporting period. This statement is effective in fiscal years beginning after September 15, 2006. We believe that the adoption of this standard on July 1, 2007 will not have a material effect on our consolidated financial statements.

NOTE 4 -STOCK OPTIONS

     The Company's Equity Participation Plan permits the grant of share options and shares to its employees for up to 50,000,000 shares of common stock as stock compensation. All stock options under the Equity Participation Plan are generally granted at the fair market value of the common stock at the grant date. Employee stock options vest ratably over a period determined at time of grant and generally expire 10 years from the grant date.

     Effective January 1, 2006, the Company's Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

     Prior to January 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

     While FAS No. 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro-forma amounts as if the fair value approach of SFAS No. 123 had been applied. In December 2002, FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to January 1, 2006.

     In adopting FAS 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS 123 (R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123.

     As a result of the adoption of FAS 123 (R), the Company's results for the three month period ended March 31, 2006 include share-based compensation expense totaling approximately $219. Such amounts have been included in the consolidated statements of income within general and administrative expenses. Stock compensation expense recorded under APB No. 25 in the consolidated statements of operations for the three months ended March 31, 2005 totaled $0.

     Stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for entire portion of the award.

     The weighted average estimated fair value of stock options granted in the three months ended March 31, 2006 and 2005 was $.05 and $0, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2006, the Company took into consideration the guidance under SFAS 123(R) and SAB No. 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

     The assumptions made in calculating the fair values of options are as follows:

                                             Three Months Ended
------------------------------------------------------------------
                                         March 31,       March 31,
                                            2006            2005
------------------------------------------------------------------
         Expected term (in years)            10              10
------------------------------------------------------------------
         Expected volatility                264%            200%
------------------------------------------------------------------
         Expected dividend yield              0%              0%
------------------------------------------------------------------
         Risk-free interest rate            2.8%            2.8%
------------------------------------------------------------------

The following table addresses the additional disclosure requirements of FAS 123(R) in the period of adoption. The table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

                                                                Three
                                                                Months
                                                                Ended
                                                               March 31,
                                                                 2005
                                                              -----------

     Net loss, as reported                                    $ (249,670)
     Add: Stock-based compensation
      included in reported net income                                  -
     Deduct: Total stock based
      compensation expense
      determined under the fair value
      based method for all awards (no tax effect)                (17,726)
                                                              -----------
     Pro forma net loss                                       $ (267,396)
                                                              ===========

     Net loss per share:
     Basic - as reported                                      $     (.01)
                                                              ===========
     Basic - pro forma                                        $     (.01)
                                                              ===========


The Company granted 225,000 options under the Plan during the three months ended March 31, 2006 at exercise prices ranging from $.05 per share to $.08 per share.

The following table represents our stock options granted, exercised, and forfeited during the first quarter of 2006.

                                 Weighted    Weighted
                                 Average     Average
                                 Exercise    Remaining     Aggregate
                    Number       Price       Contractual   Intrinsic
    Stock Options   of Shares    per Share   Term          Value
---------------------------------------------------------------------
   Outstanding at
  January 1, 2006   17,885,000     $.07
---------------------------------------------------------------------

          Granted      225,000

        Exercised            -
Forfeited/expired     (500,000)   ($.06)
---------------------------------------------------------------------
   Outstanding at
   March 31, 2006   17,610,000     $.07         8.63       $ 366,500
=====================================================================

       Vested and
   Exercisable at
   March 31, 2006   12,210,000     $.07         8.33       $ 260,500
=====================================================================


As of March 31, 2006, there was $131,385 of total unrecognized compensation costs related to unvested stock option awards. The $131,385 is expected to vest over the weighted average of less than one year.

                                                                Weighted Average
                                                                    Grant Date
                                                  Options           Fair Value
                                                ------------    ----------------
Nonvested at December 31, 2005                    5,800,000     $          .024
                                                ------------    ----------------
Granted                                             200,000     $          .025
Vested                                             (100,000)    $          .030
Forfeited                                          (500,000)    $          .024
                                                ------------    ----------------
Nonvested at March 31, 2006                       5,400,000     $          .024
                                                ============    ================

The total fair value of shares vested during the three month period ended March 31, 2006 was $2,995.


NOTE 5 - NOTES PAYABLE

     On March 17, 2003, the Company commenced a private placement offering to raise up to $250,000 in 6-month promissory notes in increments of $5,000 bearing interest at 15% per annum. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, were eligible to purchase these promissory notes. The Company raised the full $250,000 through the sale of such promissory notes, resulting in net proceeds to the Company of $225,000, net of offering costs. The notes contain a default provision which raises the interest rate to 20% if the notes are not paid when due. The Company issued $250,000 of these notes. As of March 31, 2006, $90,000 has been converted into 1,530,000 shares of the Company's Common Stock and $95,000 has been repaid and the remaining balance of $65,000 bears interest at 20% and the due date has been extended to September 30, 2006. All interest payments have been made timely.

     In August 2004, the Company sold 30 day 20% notes in the amount of $55,000 to two accredited investors to fund current operations. As of March 31, 2006, $30,000 of these notes has been paid and $25,000 converted into 425,000 shares of the Company's Common Stock. All interest payments have been paid timely. In December 2004, the Company sold four notes to four accredited investors totaling $100,000 with interest rates that range from 8% to 20%. As of March 31, 2006, $15,000 has been repaid and $85,000 converted into 1,445,000 shares of the Company's Common Stock. All interest payments have been made timely.

     In March 2005, the Company sold a 30 day 8% note in the amount of $17,000, in August 2005, an 8% note in the amount of $10,000 and in September 2005, two 8% notes in the amounts of $6,000 and $15,000 to its President and CEO, totaling $48,000 and were all due on demand. In January 2006, all notes were repaid. The interest on these notes was made timely.

     On December 30, 2005, the Company sold $250,000 of convertible nine month Promissory Notes which bear 9% simple interest with net proceeds to the Company of $220,000. In addition, these Promissory Notes have 416,666 detachable warrants for each $25,000 of debt, which entitle the holder to purchase one share of the Company's Common Stock at a price of $.12 per share. The warrants are exercisable for a period of three years from the date of the Promissory Note. The Promissory Notes convert to the Company's Common Stock at $.06 per share. The Promissory Notes are convertible at anytime into shares of Common Stock at the option of the Company subsequent to the shares underlying the Promissory Notes and the shares underlying the warrants registration if the closing price of the Common Stock has been at least $.18 for a period of at least 10 consecutive days prior to the date on which notice of conversion is sent by the Company to the holders of the Promissory Notes. The Company recorded a debt discount associated with the conversion feature in the amount of $83,333. The Company recorded an expense of $2,573 associated with the warrants as their fair value using the Black Scholes method. For the three months ended March 31, 2006, the Company charged $27,980 of the debt discount to interest expense.

     In January 2006, the Company sold an additional $250,000 of convertible nine month Promissory Notes which bear 9% simple interest with net proceeds to the Company of $223,880. In addition, these Promissory Notes have 416,666 detachable warrants for each $25,000 of debt, which entitle the holder to purchase one share of the Company's Common Stock at a price of $.12 per share. The warrants are exercisable for a period of three years from the date of the Promissory Note. The Promissory Notes convert to the Company's Common Stock at $.06 per share. The Promissory Notes are convertible at anytime into shares of Common Stock at the option of the Company subsequent to the shares underlying the Promissory Notes and the shares underlying the warrants registration if the closing price of the Common Stock has been at least $.18 for a period of at least 10 consecutive days prior to the date on which notice of conversion is sent by the Company to the holders of the Promissory Notes. The Company recorded a debt discount associated with the conversion feature in the amount of $129,167. The Company recorded an expense of $82,337 associated with the warrants as their fair value using the Black Scholes method. For the three months ended March 31, 2006, the Company charged $37,882 of the debt discount to interest expense.

     In connection with the NeoStem acquisition, the Company assumed a 6% note due to Tom Hirose, a former employee of NeoStem in the amount of $15,812. As of March 31, 2006, $5,812 remains unpaid. Payments are made in the amount of $1,500 per month and will continue until all amounts due including interest are paid.

     The Company has financed certain insurance polices and has notes payable at March 31, 2006 in the amount of $136,542 related to these policies. These notes require monthly payments and mature in less than one year.


NOTE 6 - SERIES "A" MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

     The Certificate of Designations for the Company's Series A $.07 Convertible Preferred Stock ("Series A Preferred Stock") provides that at any time after December 1, 1999 any holder of Series A Preferred Stock may require the Company to redeem his shares of Series A Preferred Stock (if there are funds with which the Company may legally do so) at a price of $1.00 per share. Notwithstanding the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. The holders of Series A Preferred Stock may convert their Series A Preferred Stock into shares of Common Stock of the Company at a price of $5.20 per share. On
     March 17, 2006, the stockholders of the Company voted to approve an amendment to the Certificate of Incorporation which permits the Company to issue in exchange for all 681,171 shares of Series A Preferred Stock outstanding and its obligation to pay $538,498 (or $.79 per share) in accrued dividends thereon, a total of 5,449,368 shares of Common Stock (eight (8) shares of Common Stock per share of Series A Preferred Stock). Pursuant thereto, at March 31, 2006, all outstanding shares of Series A Preferred Stock were cancelled and converted into Common Stock. Therefore at March 31, 2006 and December 31, 2005, there were 0 and 681,171 shares of Series A Preferred Stock outstanding.

NOTE 7 - STOCKHOLDERS' EQUITY

 (a) Common Stock:

     In January 2006, the Company issued 765,000 shares of its Common Stock in exchange for $45,000 of notes payable. In addition, the Company issued 250,000 shares of its Common Stock to Westpark Capital, Inc. as additional compensation for its role as placement agent in the sale of the convertible debentures. The fair value of these shares was $22,750 which was charged to expense. In connection with the acquisition of certain assets of NeoStem, the Company issued 2,000,000 shares of its Common Stock to NeoStem. An additional 2,000,000 shares of the Company's Common Stock are being held in escrow pending any potential claims that may be made in connection with the NeoStem transaction to be released one year from the closing less any shares reclaimed due to amounts paid in cash in lieu of stock. The Company issued 1,000,000 additional shares of its Common Stock in escrow pending the approval of the license for the laboratory used for the collection of stem cells. The agreement calls for 16,666 shares to be forfeited each day the license is not obtained past February 15, 2006, with a maximum of 1,000,000 shares of Common Stock subject to forfeiture. As of April 16, 2006, the license had not been obtained and therefore the Company has notified NeoStem of the requirement that the 1,000,000 shares be forfeited to the Company. Subsequent to the closing of the NeoStem transaction, the Company issued 2,012,225 shares of its Common Stock in payment of obligations assumed by the Company. In certain cases, the Company issued shares with a fair market value on the date of issuance greater than the debt being paid and therefore recorded additional expense of $28,344.

     In March 2006, the Company sold 602,270 shares of its Common Stock to five accredited investors at a per share price of $.044 resulting in net proceeds to the Company of $26,500.

 (b) Warrants:

     The Company has issued Common Stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company. A total of 9,959,152 shares of Common Stock are reserved for issuance upon exercise of outstanding warrants as of March 31, 2006 at prices ranging from $0.05 to $.12 and expiring through March 2009. In connection with the September 2003 equity private placement, the Company issued a 5 year warrant to purchase 282,500 shares of its Common Stock at an exercise price of $0.12 per share to its retained placement agent, Robert M. Cohen & Company. The warrant contains piggyback registration rights. From August 2004 through January 20, 2005, the Company issued three year warrants to purchase a total of 150,000 shares of its Common Stock at $.05 per share to Consulting For Strategic Growth, Ltd., the Company's public relations firm. On September 14, 2005, the Company issued 240,000 Common Stock purchase warrants to the Chairman of its Advisory Board. These warrants vest at the rate of 20,000 per month beginning with September 14, 2005. Each warrant entitles the holder to purchase one share of the Company's Common Stock at a price of $.08 per share. The warrant expires three years from issuance. On December 30, 2005, the Company issued 4,583,326 Common Stock purchase warrants to the investors and placement agent. Each warrant entitles the holder to purchase one share of Common Stock at a price of $.12 per share for a period of three years. In January 2006, the Company issued 4,583,326 Common Stock purchase warrants to the investors who purchased convertible debentures. Each warrant entitles the holder to purchase one share of Common Stock at a price of $.12 per share for a period of three years. In March 2006, the Company issued 120,000 Common Stock purchase warrants to Healthways
     Communications, Inc., the Company's marketing consultants. These warrants vest 20,000 per month beginning March 2006 and entitle the holder to purchase one share of Common Stock at a price of $.10 per share for a period of three years.

 (c) Stock Option Plans:

     In February 2003, the Company adopted the 2003 Equity Participation Plan, which was approved by stockholders at the Company's Annual Meeting on July 24, 2003 and amended by approval of stockholders at the Company's Annual Meeting on July 20, 2005. Under this plan, the Company has reserved 50,000,000 shares of common stock for the grant of incentive stock options and non-statutory stock options to employees and non-employee directors, consultants and advisors.

Information with respect to options under the 2003 Equity Participation Plan is summarized as follows:

                                                    For the Three Months Ended
                                                           March 31, 2006
                                                  ------------------------------
                                                     Shares          Prices
                                                  ------------------------------

     Outstanding at beginning of period            17,885,000    $0.03 to $0.18
     Granted                                          225,000    $0.05 to $0.08
     Expired                                                -                 -
     Cancelled                                       (500,000)             $.06
                                                  ------------------------------
     Outstanding at end of period                  17,610,000    $0.03 to $0.18
                                                  ==============================


     Options are usually granted at an exercise price at least equal to the fair value of the common stock at the grant date. During the three months ended March 31, 2006, options to purchase 225,000 shares of the Company's Common Stock at an exercise prices of $.05 and $.08 were granted to a consultant, employee and an officer of the Company.

NOTE  8 - COMMITMENTS AND CONTINGENCIES

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

     In connection with the Company's acquisition of the assets of NeoStem on January 19, 2006, the Company entered into an employment agreement with Larry A. May. Mr. May is the former Chief Executive Officer of NeoStem. Pursuant to Mr. May's employment agreement, he is to serve as an officer of the Company reporting to the CEO for a term of three years, subject to earlier termination as provided in the agreement. In return, Mr. May will be paid an annual salary of $165,000, payable in accordance with the Company's standard payroll practices, will be entitled to participate in the Company's benefit plans generally available to other executives, including a car allowance equal to $750 per month and was granted on his commencement date an employee stock option under the Company's 2003 Equity Participation Plan to purchase 150,000 shares of the Company's Common Stock at a per share purchase price equal to $.05, the closing price of the Common Stock on the commencement date, which vests as to 50,000 shares of Common Stock on the first, second and third anniversaries of the commencement date. Under certain circumstances, Mr. May is also entitled to a severance payment equal to one year's salary in the event of the early termination of his employment.

     In connection with the Company's acquisition of the assets of NeoStem on January 19, 2006, the Company entered into an employment agreement with Denis O. Rodgerson. Dr. Rodgerson is one of the founders of NeoStem. Dr. Rodgerson's employment agreement is identical to Mr. May's employment agreement, except that (i) its term is one year; (ii) he was granted an option to purchase 50,000 shares of Common Stock under the Equity Participation Plan vesting in its entirety after one year; and (iii) his agreement does not contain a provision for severance.

NOTE 9 - ACQUISITION OF NEOSTEM

     On January 19, 2006 the Company consummated the acquisition of the assets of NeoStem Inc., relating to NeoStem's business of collecting and storing adult stem cells, issuing 4,000,000 shares of the Company's Common Stock with a value of $200,000. In addition, the Company assumed certain liabilities of NeoStem's which totaled $489,989. The underlying physical assets acquired from NeoStem were valued at $109,123 resulting in the recognition of goodwill in the amount of $580,866. Upon completion of the acquisition the operations of NeoStem were assumed by Phase III and have been reflected in the Statement of Operations since January 19, 2006. Effective with the acquisition, the business of NeoStem became the principal business of the Company. The Company now intends to provide adult stem cell processing, collection and banking services with the goal of making stem cell collection and storage widely available, so that the general population will have the opportunity to store their own stem cells for future healthcare needs.

     Presented below is the proforma information as if the acquisition had occurred at the beginning of three months ended March 31, 2006 and 2005, respectively. The weighted average shares outstanding for the three months ended March 31, 2005 gives effect to the shares issued in connection with the acquisition.

                                                    Three Months Ended March 31,
                                                        2006             2005
                                                        ----             ----

     Revenue                                        $      6,262     $   10,985

     Net income                                     $ (1,139,444)    $ (982,108)

     Net income per share                           $       (.02)    $     (.02)

NOTE 10 - RELATED PARTIES

     In connection with the acquisition of NeoStem, an officer and an employee of the Company, who were then officers of NeoStem, received Common Stock in payment of liabilities assumed by the Company. Larry May, Chief Financial Officer and Denis Rodgerson, Director of Stem Cell Science, received shares of Common Stock in excess of the value of the liability assumed by the Company. In the case of Mr. May, he received 96,148 shares of Common Stock valued at $4,807 in settlement of a liability assumed by the Company of $2,884. The Company recorded an additional expense of $1,923. In the case of Dr. Rodgerson, he received 675,227 shares of Common Stock valued at $33,761 in settlement of a liability assumed by the Company of $20,257. The Company recorded an additional expense of $13,504.

NOTE  11 - INDUSTRY AND GEOGRAPHICAL SEGMENTAL INFORMATION

     On January 19, 2006, the Company acquired substantially all the assets and operations of NeoStem, an adult stem cell collection and banking Company. The Company, with this acquisition, will have operations in two segments when NeoStem commences operations. One segment will be the collection and banking of adult stem cells and the other segment remains the "run off" of its sale of extended warranties and service contracts via the Internet. As March 31, 2006, the Company has not realized any revenues from the collecting or banking of adult stem cells. The Company's operations are conducted entirely in the United States. The Company has a "run off" of extended warranties and service contracts which generated a profit of $1,795 for the three months ended March 31, 2006.

NOTE  12 - SUBSEQUENT EVENTS

     Subsequent to March 31, 2006, the Company has sold 3,115,908 shares of its Common Stock resulting in proceeds to the Company of $137,100.

     On  April  25,  2006,  the  Company   granted   options  under  the  Equity
     Participation Plan which all expire in ten years from the date of grant.

     o 150,000 options to two employees to purchase shares of Common Stock at an exercise price of $.07 per share which vest one year from the date of grant.

     o 75,000 options to a consultant to purchase shares of Common Stock at an exercise price of $.07 per share which vest one year from the date of grant.

     o 15,000 options to a consultant to purchase shares of Common Stock at an exercise price of $.07 per share which vest immediately.

     In May 2006, the Company entered into an advisory agreement with Duncan Capital Group LLC ("Duncan"). Pursuant to the advisory agreement, Duncan is providing to the Company on a non-exclusive "best efforts" basis, services as a financial consultant in connection with any equity or debt financing, merger, acquisition as well as with other financial matters. In return for these services, the Company is paying to Duncan a monthly retainer fee of $7,500, 50% of which may be paid by the Company in shares of its Common Stock valued at fair market value and reimbursing it for its reasonable out-of-pocket expenses in an amount not to exceed $12,000. Pursuant to the advisory agreement, Duncan also agrees, subject to certain conditions, to act as lead investor in a proposed private placement (the "Private Placement") of shares of Common Stock and warrants to purchase shares of Common Stock in an amount that is not less than $2,000,000 or greater than $3,000,000. In consideration for such role, should the financing close, Duncan will receive a fee of $200,000 in cash and 2,400,000 shares of restricted Common Stock.

     On May 17, 2006, the Company sold a 8% promissory note in the amount of $20,000 due on demand to Robin Smith, the Chairman of the Advisory Board.

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

Three Months Ended March 31, 2006 Compared To Three Months Ended March 31, 2005

The Company recognized revenues from the sale of extended warranties and service contracts via the Internet of $6,262 for the three months ended March 31, 2006 as compared to $10,535 for the three months ended March 31, 2005. The revenues generated in the quarter were derived entirely from revenues deferred over the life of contracts sold in prior periods. As of March 31, 2006, the Company has not realized any revenues from the NeoStem acquisition. It is anticipated that revenues will begin in 2006. Similarly, direct costs incurred were $4,467 and $7,417 for the three months ended March 31, 2006 and 2005, respectively.

General and administration expenses increased approximately $724,000 to $939,234 for the three months ended March 31, 2006 as compared to $215,501 for the three months ended March 31, 2005. The increase in general and administrative expenses is primarily due to increases in payroll and related expenses of $130,000, the settlement with Robert Aholt of $192,000, investment banking commissions and other consultants of $158,000, insurance primarily related to NeoStem of $82,000, legal expense of $47,000, marketing relating to NeoStem of $20,000, laboratory related expenses of $34,000, printing of $14,000, stock transfer fees of $9,000, travel and entertainment of $13,000 and other general corporate expenses of $25,000.

Interest expense increased by approximately $165,000 for the three months ended March 31, 2006 from the three months ended March 31, 2005. Such increase was primarily as a result of the amortization of debt discount associated with the convertible debentures of $66,000 and the value charged to interest expense for the warrants associated with the convertible debentures of $110,000 offset by reductions related to debt repaid.

For the reasons cited above the net loss for the three months ended March 31, 2006 increased to $1,139,444 from $249,670 for the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period indicated:

                                                      Three Months Ended
                                                      ------------------
                                               March 31, 2006     March 31, 2005
                Cash used in
                 Operating Activities             $ (827,722)         $ (94,489)

                Cash provided by
                 Financing Activities             $  367,917          $  72,000

The Company incurred a net loss of $1,139,444 for the three months ended March 31, 2006. Such loss adjusted for non-cash items such as deferred revenues (net of deferred acquisition costs) ($1,795) and other non cash credits totaling $302,189 consisting of common stock, options and warrants issued for services and interest of $220,766, amortization and depreciation of $71,489 and interest related to the Series A Preferred of $9,934 resulted in cash used in operations totaling $827,722 for the three months ended March 31, 2006. This use of cash included additions to prepaid expenses and other current assets of $144,852 offset by increases in accounts payable and accrued expenses of $156,180.

To meet its cash requirement for the three months ended March 31, 2006, the Company relied on $223,880 of net proceeds from the sale of $250,000 of convertible debentures and the sale of shares of Common Stock resulting in proceeds of $26,500.

Subsequent to March 31, 2006, the Company has sold 3,115,908 shares of its Common Stock resulting in proceeds to the Company of $137,100.

In May 2006, the Company entered into an advisory agreement with Duncan Capital Group LLC ("Duncan"). Pursuant to the advisory agreement, Duncan is providing to the Company on a non-exclusive "best efforts" basis, services as a financial consultant in connection with any equity or debt financing, merger, acquisition as well as with other financial matters. In return for these services, the Company is paying to Duncan a monthly retainer fee of $7,500, 50% of which may be paid by the Company in shares of its Common Stock valued at fair market value and reimbursing it for its reasonable out-of-pocket expenses in an amount not to exceed $12,000. Pursuant to the advisory agreement, Duncan also agrees, subject to certain conditions, to act as lead investor in a proposed private placement (the "Private Placement") of shares of Common Stock and Warrants to purchase shares of Common Stock in an amount that is not less than $2,000,000 or greater than $3,000,000. In consideration for such role, should the financing close, Duncan will receive a fee of $200,000 in cash and 2,400,000 shares of restricted Common Stock. The Company is relying on this investment to fund current and future operations. In the event this transaction is not closed, the Company will have to rely on other sales of securities to fund its current and future operations. There can be no assurance that the Company will be able to raise sufficient funds to meet its obligations.

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

INFLATION

The Company does not believe that its operations have been materially influenced by inflation for the three months ended March 31, 2006, a situation which is expected to continue for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

     (a) Our chief executive officer and chief financial officer have concluded, based on their evaluation of the effectiveness of our "disclosure controls and procedures" as of the end of the period covered by this quarterly report on Form 10-Q (as defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934) that such disclosure controls and procedures were effective as of such date to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executives, as appropriate, to allow timely decisions regarding required disclosure.

     (b) During our last fiscal quarter and subsequent to our evaluation, there were no significant changes in internal controls or other factors that have materially affected, are reasonably likely to materially affect our internal controls over financial reporting.

                             PHASE III MEDICAL, INC.

                                     PART II

                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following securities were sold during the first quarter of 2006 in private transactions that, unless otherwise stated, were exempt from registration pursuant to Section 4(2) of the Securities Act and/or Regulation D thereunder:
(i) on January 6, January 13, and January 31, 2006 the Company issued $250,000 of convertible debentures which bear 9% simple interest with 416,666 detachable warrants for each $25,000 of debt, which entitle the holder to purchase shares of the Company's Common Stock at a price of $.12 per share; (ii) on January 6, January 13, and January 31, 2006, the Company issued a total of 250,000 shares of its Common Stock as compensation to Westpark Capital and its agents for the sale of the convertible debentures; and (iii) on January 10 and 11, 2006, the Company issued 765,000 shares of its Common Stock in exchange for the conversion of promissory notes (such issuances were exempt under Section 3(a)(9) of the Securities Act); and (iv) on January 19, 2006 the Company issued 6,012,225 shares of its Common Stock in connection with the NeoStem transaction; and (v) on March 27, 29 and 30, 2006, the Company sold 602,270 shares of its Common Stock to five accredited investors at a per share purchase price equal to $.044.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  A special meeting of stockholders was held on March 17, 2006.
(b)  Not applicable.
(c) At the special meeting, the stockholders of the Company voted to approve an amendment to the Certificate of Incorporation which permits the Company to issue in exchange for all 681,171 shares of Series A Preferred Stock outstanding and its obligation to pay $538,498 (or $.79 per share) in accrued dividends thereon, a total of 5,449,368 shares of Common Stock (eight (8) shares of Common Stock per share of Series A Preferred Stock). Pursuant thereto, all outstanding shares of Series A Preferred Stock will be cancelled and converted into Common Stock. The Common Stockholders voted (i) 40,916,160 shares in favor, (ii) 139,956 shares against and (iii) 70,571 shares abstained from voting. The Series A Preferred Stockholders voted (i) 360,730 shares in favor, (ii) 2,354 shares against, and (iii) 1,610 shares abstained from voting. Broker non-votes were not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)  Exhibits

     10(ee) Advisory Agreement dated May 2006 with Duncan Capital Group LLC
     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                           Date: May 22, 2006