Form 10-Q
period 2006-06-30
PHASE III MEDICAL INC/DE
filed 2006-08-14
CIK 320017

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the Transition Period from              to
                                    ------------    ------------

                         Commission file number 0-10909

                             PHASE III MEDICAL, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                              22-2343568
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


        420 LEXINGTON AVE, SUITE 450, NEW YORK, NEW YORK      10170
         (Address of principal executive offices)         (zip code)

Registrant's telephone number, including area code: 212-584-4184


     (FORMERLY: 33O SOUTH SERVICE ROAD, SUITE 120 MELVILLE, NEW YORK, 11949)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act of 1934).
Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

   Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]


            151,449,821 SHARES, $.001 PAR VALUE, AS OF AUGUST 8, 2006

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

I N D E X                                                               Page No.
                                                                        --------
  Part I  - Financial Information:

     Item 1.   Consolidated Financial Statements (Unaudited):

               Consolidated Balance Sheets At June 30, 2006 and
               December 31, 2005                                               3

               Consolidated Statements of Operations For the three
               months and six months ended June 30, 2006 and 2005              4

               Consolidated Statements of Cash Flows for the six
               months ended June 30, 2006 and 2005                             5


               Notes to Unaudited Consolidated Financial Statements         6-16


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         16-18

     Item 3.   Quantitative and Qualitative Disclosures About Market
               Risk                                                           18

     Item 4.   Controls and Procedures                                        18

  Part II - Other Information:

     Item 1.   Legal Proceedings                                              19

     Item 1A.  Risk Factors                                                19-21

     Item 2.   Unregistered Sales of Equity Securities and Use of
               Proceeds                                                       22

     Item 3.   Defaults Upon Senior Securities                                22

     Item 4.   Submission of Matters to a Vote of Securityholders             22

     Item 5.   Other Information                                              22

     Item 6.   Exhibits                                                       22

               Signatures                                                     23

                     PHASE III MEDICAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS
                                                               June 30,     December 31,
                                                                 2006          2005
                                                             ------------- --------------
Current assets:
  Cash and cash equivalents                                      $912,250       $488,872
  Prepaid expenses and other current assets                       119,233         18,447
                                                             ------------- --------------
        Total current assets                                    1,031,483        507,319

Property and equipment, net                                        68,591          1,488
Deferred acquisition costs                                         10,187         19,121
Goodwill                                                          580,866              -
Other assets                                                        3,000        114,753
                                                             ------------- --------------
                                                               $1,694,127       $642,681
                                                             ============= ==============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Interest and dividends payable - preferred stock             $        -       $528,564
  Accounts payable                                                401,164        256,976
  Accrued liabilities                                             117,657        617,196
  Other current liabilities                                     1,379,519              -
  Due to related party - current portion                          125,000              -
  Notes payable                                                   189,542        135,000
  Notes payable - related parties                                       -         48,000
  Convertible  promissory notes  - net of debt discount
     of  $75,804 and $83,333                                      424,196        166,667
   Capitalized lease obligations - current portion                 25,455              -
                                                             ------------- --------------
        Total current liabilities                               2,662,533      1,752,403

Unearned revenues                                                  14,221         26,745
Due to related party - long-term portion                           81,731              -
Capitalized lease obligations                                      54,513              -

Series A mandatorily redeemable convertible preferred stock             -        681,171
                                                             ------------- --------------
Total Liabilities                                               2,812,998      2,460,329
                                                             ------------- --------------
Stockholders' Deficit:
  Preferred stock;  authorized, 5,000,000 shares
    Series B convertible redeemable preferred stock,
    liquidation value 10 shares of common stock per
    share; $0.01 par value; authorized, 825,000 shares;
     issued and outstanding, 10,000 shares                            100            100

  Common stock, $.001 par value; authorized,
    500,000,000 shares; issued and outstanding,
     144,066,189 shares at June 30, 2006 and
    70,543,862 shares at December 31, 2005                        144,067         70,545
  Additional paid-in capital                                   15,376,853     12,367,082
  Accumulated deficit                                         (16,639,891)   (14,255,365)
                                                             ------------- --------------
         Total stockholders' deficit                           (1,118,871)    (1,817,638)
                                                             ------------- --------------
                                                               $1,694,127       $642,681
                                                             ============= ==============


           See accompanying notes to consolidated financial statements

                     PHASE III MEDICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    Three Months Ended June 30,  Six Months Ended June 30,
                                    --------------------------- ---------------------------
                                        2006          2005          2006          2005
                                     ------------  ------------  ------------  ------------
 Earned revenues                    $      6,262  $      9,448  $     12,524  $     19,983
 Direct costs                             (4,467)       (6,603)       (8,934)      (14,020)
                                     ------------  ------------  ------------  ------------

 Gross profit                              1,795         2,845         3,590         5,963

 Selling, general and administrative   1,039,409       358,760     1,978,234       574,261
                                     ------------  ------------  ------------  ------------

 Operating loss                       (1,037,614)     (355,915)   (1,974,644)     (568,298)

 Other income (expense):
 Interest income                           2,005             -         2,544             -
 Interest expense                       (209,473)      (25,230)     (402,492)      (50,596)
 Interest expense  - Series A
  mandatorily redeemable convertible
  preferred stock                              -       (11,921)       (9,934)      (23,842)
                                     ------------  ------------  ------------  ------------
 Net loss attributable to common
  stockholders                      $ (1,245,082) $   (393,066) $ (2,384,526) $   (642,736)
                                     ============  ============  ============  ============

 Net loss per common share                ($0.01)       ($0.01)       ($0.03)       ($0.02)
                                     ============  ============  ============  ============
 Weighted average
   common shares outstanding         101,142,933    43,647,024    90,403,659    43,726,123
                                     ============  ============  ============  ============


           See accompanying notes to consolidated financial statements

                     PHASE III MEDICAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          For the Six Months Ended June 30,
                                                         -----------------------------------
                                                               2006              2005
                                                          ---------------   ----------------
Cash flows from operating activities:
Net loss                                                 $    (2,384,526)  $       (642,736)
Adjustments to reconcile net loss to net  cash used in
 operating activities:
Common shares issued and stock options granted for
 services rendered and interest expense                          675,473             27,149
Depreciation                                                      12,041                979
Amortization of debt discount                                    136,696              5,882
Series A mandatorily redeemable convertible preferred
 stock dividends                                                   9,934             23,842
Deferred acquisition costs                                         8,934             14,020
Changes in operating asset and liabilities:
Prepaid expenses and other current assets                       (103,591)             1,310
Unearned revenues                                                (12,524)           (19,983)
Accounts payable, accrued expenses, and other current
 liabilities                                                    (126,063)           256,929
                                                          ---------------   ----------------
Net cash used in operating activities                         (1,783,626)          (332,608)
                                                          ---------------   ----------------


Cash flows from financing activities:
Net proceeds from issuance of common stock                     1,928,100            152,000
Proceeds from advances on notes payable                          180,396            155,000
Payments of capitalized lease obligations                         (9,631)                 -
Net Proceeds from advances on notes payable -- related
 party                                                                 -             23,000
Proceeds from sale of convertible debentures                     250,000                  -
Repayments of notes payable                                     (141,861)           (25,000)
                                                          ---------------   ----------------
Net cash provided by financing activities                      2,207,004            305,000
                                                          ---------------   ----------------
Net increase/(decrease) in cash and cash equivalents             423,378            (27,608)
Cash and cash equivalents at beginning of period                 488,872             27,868
                                                          ---------------   ----------------
Cash and cash equivalents at end of period               $       912,250   $            260
                                                          ===============   ================

Supplemental  Disclosure of Cash Flow Information:
Cash paid during the period for:
   Interest                                              $        38,698   $         41,011
Supplemental Schedule of Non-cash Financing Activities:
Issuance of shares for purchase of NeoStem               $       200,000   $              -
  Net accrual of dividends on Series A Preferred Stock   $         9,934   $         23,842
  Issuance of common stock for services rendered         $       301,483   $         26,278
  Compensatory element of stock options                  $       298,516   $            874


          See accompanying notes to consolidated financial statements.

                     PHASE III MEDICAL, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY

     Phase III Medical, Inc., a Delaware corporation ("Phase III" or the "Company") is engaged in the business of operating a commercial autologous (donor and recipient are the same) adult stem cell bank and is pioneering the pre-disease collection, processing and storage of adult stem cells that donors can access for their own present and future medical treatment. The Company's previous business was to provide capital and business guidance to companies in the healthcare and life science industries. On January 19, 2006 the Company consummated the acquisition of the assets of NeoStem, Inc., a California corporation ("NeoStem") relating to NeoStem's business of collecting and storing adult stem cells. NeoStem had been a company to which Phase III had been providing business guidance. Effective with the acquisition, the business of NeoStem became the principal business of the Company. The Company now provides adult stem cell processing, collection and banking services with the goal of making stem cell collection and storage widely available, so that the general population will have the opportunity to store their own stem cells for future healthcare needs. The Company also plans to become the leading provider of adult stem cells for therapeutic use in the burgeoning field of regenerative medicine for potentially addressing heart disease, certain types of cancer and other critical health problems. The Company is utilizing the combined Phase III and NeoStem management teams to develop and expand this business.

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

NOTE 2 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2006 and December 31, 2005, the results of operations for the three months and six months ended June 30, 2006 and 2005 and the cash flows for the six months ended June 30, 2006 and 2005. The results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

     SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of any entity's first fiscal year beginning after September 15, 2006. We believe that the adoption of this standard on January 1, 2007 will not have a material effect on our consolidated financial statements.

     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an Amendment of SFAS No. 140. SFAS No. 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes and obligation to service a financial asset by entering into a servicing contract. This statement also requires that servicing assets and liabilities be initially recorded at fair value and subsequently adjusted to the fair value at the end of each reporting period. This statement is effective in fiscal years beginning after September 15, 2006. We believe that the adoption of this standard on January 1, 2007 will not have a material effect on our consolidated financial statements.

NOTE 4 -STOCK OPTIONS

     The Company's Equity Participation Plan (the "Plan") permits the grant of share options and shares to its employees, Directors, consultants and advisors for up to 50,000,000 shares of common stock as stock compensation. All stock options under the Equity Participation Plan are generally granted at the fair market value of the common stock at the grant date. Employee stock options vest ratably over a period determined at time of grant and generally expire 10 years from the grant date.

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

     As a result of the adoption of FAS 123 (R), the Company's results for the three month and six month period ended June 30, 2006 include share-based compensation expense totaling approximately $245,619 and $298,516 respectively. Such amounts have been included in the consolidated statements of income within general and administrative expenses. Stock compensation expense recorded under APB No. 25 in the consolidated statements of operations for the three months and six months ended June 30, 2005 totaled $0.

     Stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for entire portion of the award.

     The weighted average estimated fair value of stock options granted in the three months and six months ended June 30, 2006 was $.06 and $.06, respectively. The weighted average estimated fair value of stock options granted in the three months and six months ended June 30, 2005 was $.025 and $.0283, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2006, the Company took into consideration the guidance under SFAS 123(R) and SAB No. 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

     The assumptions made in calculating the fair values of options are as follows:

                                 Three Months Ended June 30,            Six Months Ended June 30,
                             ------------------------------------   -----------------------------------
                                  2006                2005               2006               2005
                             ----------------    ----------------   ---------------    ----------------
Expected term (in years)                  10                  10                10                  10

Expected volatility                     199%                200%              197%                200%

Expected dividend yield                   0%                  0%                0%                  0%

Risk-free interest rate                2.80%               2.80%             2.80%               2.80%


     The following table addresses the additional disclosure requirements of FAS 123(R) in the period of adoption. The table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

                                               Three Months    Six Months
                                                 Ended June     Ended June
                                                  30, 2005       30, 2005
                                               -------------- --------------
Net loss, as reported                              $(393,066)     $(642,736)

Add: Stock based compensation included in
reported net income                                        -              -

Deduct: Total stock based compensation
expense determined under the fair value
based method for all awards (no tax effect)          (17,726)       (35,452)
                                               -------------- --------------
Pro forma net loss                                 $(410,792)     $(678,188)
                                               ============== ==============
Net loss per share:
Basic, as reported                                    ($0.01)        ($0.02)
Basic, proforma                                       ($0.01)        ($0.02)


     The Company granted 11,140,000 and 11,365,000 options under the Plan during the three months and six months ended June 30, 2006, respectively, at exercise prices ranging from $.044 per share to $.25 per share.

     The following table represents our stock options granted, exercised, and forfeited during the six months ended June 30, 2006.

                                                           Weighted Average    Weighted Average     Aggregate
                                             Number of      Exercise Price        Remaining         Intrinsic
                                               Shares          Per Share       Contractual Term       Value
                                            -------------  ------------------ -------------------  ------------
Stock Options

Outstanding at December 31, 2005              17,885,000             $0.0684

Granted                                       11,365,000             $0.0876
Exercised

Forfeited/expired                              (500,000)             $0.0600
                                            -------------
Outstanding at June 30, 2006                  28,750,000             $0.0759                8.82       $83,000
                                            =============

Vested and Exercisable at June 30, 2006       15,275,000             $0.0730                7.11       $50,000
                                            =============


     As of June 30, 2006, there was $ 556,360 of total unrecognized compensation costs related to unvested stock option awards which are expected to vest over a weighted average life of 1.09 years.

                                                                    Weighted
                                                                  Average Grant
                                               Options           Date Fair Value
                                          -----------------      ---------------

       Nonvested at December 31, 2005            5,800,000             $0.0337

       Granted                                  11,365,000             $0.0600

       Vested                                  (3,190,000)             $0.0557

       Forfeited                                 (500,000)             $0.0437
                                          -----------------
       Nonvested at June 30, 2006               13,475,000             $0.0492
                                          =================


     The total fair value of shares vested during the six month period ended June 30, 2006 was $298,516.


NOTE 5 - NOTES PAYABLE

     On March 17, 2003, the Company commenced a private placement offering to raise up to $250,000 in 6-month promissory notes in increments of $5,000 bearing interest at 15% per annum. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, were eligible to purchase these promissory notes. The Company raised the full $250,000 through the sale of such promissory notes, resulting in net proceeds to the Company of $225,000, net of offering costs. The notes contain a default provision which raises the interest rate to 20% if the notes are not paid when due. The Company issued $250,000 of these notes. As of June 30, 2006, $90,000 has been converted into 1,530,000 shares of the Company's Common Stock and $95,000 has been repaid and the remaining balance of $65,000 bears interest at 20% and the due date has been extended to September 30, 2006. All interest payments have been made timely.

     In August 2004, the Company sold 30 day 20% notes in the amount of $55,000 to two accredited investors to fund current operations. As of June 30, 2006, $30,000 of these notes has been paid and $25,000 converted into 425,000 shares of the Company's Common Stock. All interest payments have been paid timely. In December 2004, the Company sold four notes to four accredited investors totaling $100,000 with interest rates that range from 8% to 20%. As of June 30, 2006, $15,000 has been repaid and $85,000 converted into 1,445,000 shares of the Company's Common Stock, and as of June 30, 2006 there are no amounts due. All interest payments have been made timely.

     In March 2005, the Company sold a 30 day 8% note in the amount of $17,000, in August 2005, an 8% note in the amount of $10,000 and in September 2005, two 8% notes in the amounts of $6,000 and $15,000 to its President and then CEO, totaling $48,000 and were all due on demand. In January 2006, all notes were repaid. The interest on these notes was made timely.

     On December 30, 2005, the Company sold $250,000 of convertible nine month Promissory Notes which bear 9% simple interest with net proceeds to the Company of $220,000. These convertible notes were sold in connection with a subscription agreement between the Company and Westpark Capital, Inc. ("Westpark"). (The convertible notes and warrants sold in December, 2005 and January, 2006 in the transaction in which Westpark Capital, Inc. acted as the placement agent is sometimes referred to here in as the "Westpark Private Placement") As part of the Westpark Private Placement, these Promissory Notes have 416,666 detachable warrants for each $25,000 of debt, which entitle the holder to purchase one share of the Company's Common Stock at a price of $.12 per share. The warrants are exercisable for a period of three years from the date of the Promissory Note. The Promissory Notes convert to the Company's Common Stock at $.06 per share. The Promissory Notes are convertible at anytime into shares of Common Stock at the option of the Company subsequent to the shares underlying the Promissory Notes and the shares underlying the warrants registration if the closing price of the Common Stock has been at least $.18 for a period of at least 10 consecutive days prior to the date on which notice of conversion is sent by the Company to the holders of the Promissory Notes. Pursuant to the terms of the WestPark Private Placement, the Company agreed to file with the SEC and have effective by July 31, 2006, a registration statement registering the resale by the investors in the WestPark Private Placement of the shares of Common Stock underlying the convertible notes and the warrants sold in the WestPark Private Placement. This registration statement was made effective by July 31, 2006 and certain additional rights have accrued to the Convertible Promissory Noteholders (see Note 12 for a detailed description of these additional rights). In connection with this event the Company is approaching Convertible Promissory Noteholders with proposals to extend the term or convert their debt positions into Common Stock under terms that are more favorable than the subscription agreement calls for (see Note 12 for a detailed description of these proposals and the amount of debt that has been extended or converted into Common Stock).The Company recorded a debt discount associated with the conversion feature in the amount of $83,333. For the three months and six months ended June 30, 2006, the Company charged $27,776 and $55,758 of the debt discount to interest expense, respectively. The debt discount recorded of $83,333 does not change the amount of cash required to payoff the principal value of these Promissory Notes, at any time during the term, which is $250,000. In 2005, the Company recorded an expense of $2,573 associated with the warrants as their fair value using the Black Scholes method.

     In January 2006, the Company sold an additional $250,000 of convertible nine month Promissory Notes which bear 9% simple interest with net proceeds to the Company of $223,880 as part of the Westpark Private Placement. These Promissory Notes also have 416,666 detachable warrants for each $25,000 of debt, which entitle the holder to purchase one share of the Company's Common Stock at a price of $.12 per share. The warrants are exercisable for a period of three years from the date of the Promissory Note. The Promissory Notes convert to the Company's Common Stock at $.06 per share. The Promissory Notes are convertible at anytime into shares of Common Stock at the option of the Company subsequent to the shares underlying the Promissory Notes and the shares underlying the warrants registration if the closing price of the Common Stock has been at least $.18 for a period of at least 10 consecutive days prior to the date on which notice of conversion is sent by the Company to the holders of the Promissory Notes. Pursuant to the terms of the WestPark Private Placement, the Company agreed to file with the SEC and have effective by July 31, 2006, a registration statement registering the resale by the investors in the WestPark Private Placement of the shares of Common Stock underlying the convertible notes and the warrants sold in the WestPark Private Placement. This registration statement was not filed on July 31, 2006 and certain additional rights have accrued to the Convertible Promissory Noteholders (see Note 12 for a detailed description of these additional rights). In connection with this event the Company is approaching Convertible Promissory Noteholders with proposals to extend the term or convert their debt positions into Common Stock under terms that are more favorable than the subscription agreement calls for (see Note 12 for a detailed description of these proposals and the amount of debt that has been extended or converted into Common Stock). The Company recorded a debt discount associated with the conversion feature in the amount of $129,167. For the three months and six months ended June 30, 2006, the Company charged $$43,056 and $80,938 of the debt discount to interest expense, respectively. For the three months and six months ended June 30, 2006, the Company recorded as interest expense $127,995 and $255,990, respectively, associated with the warrants as their fair value using the Black Scholes method. The debt discount recorded of $129,167 does not change the amount of cash required to payoff the principal value of these Promissory Notes, at any time during the term, which is $250,000

     In connection with the NeoStem acquisition, the Company assumed a 6% note due to Tom Hirose, a former employee of NeoStem in the amount of $15,812. As of June 30, 2006, $1,312 remains unpaid. Payments are made in the amount of $1,500 per month and will continue until all amounts due including interest are paid.

     On May 17, 2006, the Company sold an 8% promissory note in the amount of $20,000 due on demand to Robin Smith, the Company's then Chairman of the Advisory Board. This promissory note was paid off on June 2, 2006.

     The Company has financed certain insurance polices and has notes payable balance due at June 30, 2006 of $123,230 related to these policies. These notes require monthly payments and mature in less than one year.


NOTE 6 - SERIES "A" MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

     The Certificate of Designations for the Company's Series A $.07 Convertible Preferred Stock ("Series A Preferred Stock") provides that at any time after December 1, 1999 any holder of Series A Preferred Stock may require the Company to redeem his shares of Series A Preferred Stock (if there are funds with which the Company may legally do so) at a price of $1.00 per share. Notwithstanding the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. The holders of Series A Preferred Stock may convert their Series A Preferred Stock into shares of Common Stock of the Company at a price of $5.20 per share. On March 17, 2006, the stockholders of the Company voted to approve an amendment to the Certificate of Incorporation which permits the Company to issue in exchange for all 681,171 shares of Series A Preferred Stock outstanding and its obligation to pay $538,498 (or $.79 per share) in accrued dividends thereon, a total of 5,449,368 shares of Common Stock (eight (8) shares of Common Stock per share of Series A Preferred Stock). Pursuant thereto, at June 30, 2006, all outstanding shares of Series A Preferred Stock were cancelled and converted into Common Stock. Therefore at June 30, 2006 and December 31, 2005, there were 0 and 681,171 shares of Series A Preferred Stock outstanding.


NOTE 7 - STOCKHOLDERS' EQUITY

     (a)  Common Stock:

          In January 2006, the Company issued 765,000 shares of its Common Stock in exchange for $45,000 of notes payable. In addition, the Company issued 250,000 shares of its Common Stock to Westpark as additional compensation for its role as placement agent in the Westpark Private Placement. The fair value of these shares was $22,750 which was charged to expense. In connection with the acquisition of certain assets of NeoStem, the Company issued 2,000,000 shares of its Common Stock to NeoStem. An additional 2,000,000 shares of the Company's Common Stock are being held in escrow pending any potential claims that may be made in connection with the NeoStem transaction to be released one year from the closing less any shares reclaimed due to amounts paid in cash in lieu of stock. The Company issued 1,000,000 additional shares of its Common Stock in escrow pending the approval of the license for the laboratory used for the collection of stem cells. The agreement calls for 16,666 shares to be forfeited each day the license is not obtained past February 15, 2006, with a maximum of 1,000,000 shares of Common Stock subject to forfeiture. The license was obtained in May, 2006 and therefore the Company has notified NeoStem of the requirement that the 1,000,000 shares be forfeited to the Company. Subsequent to the closing of the NeoStem transaction, the Company issued 2,012,225 shares of its Common Stock in payment of obligations assumed by the Company. In certain cases, the Company issued shares with a fair market value on the date of issuance of $98,600 which was greater than the debt being paid and therefore recorded additional expense of $28,344.

          In March 2006, the Company sold 602,270 shares of its Common Stock to five accredited investors at a per share price of $.044 resulting in net proceeds to the Company of $26,500.

          In April and May 2006 the Company sold 3,513,185 of its Common Stock to eleven accredited investors at a per share price of $.044 resulting in net proceeds to the Company of $154,600

          In May 2006, the Company entered into an advisory agreement with Duncan Capital Group LLC ("Duncan"). Pursuant to the advisory agreement, Duncan is providing to the Company on a non-exclusive "best efforts" basis, services as a financial consultant in connection with any equity or debt financing, merger, acquisition as well as with other financial matters. In return for these services, the Company is paying to Duncan a monthly retainer fee of $7,500, 50% of which may be paid by the Company in shares of its Common Stock valued at fair market value and reimbursing it for its reasonable out-of-pocket expenses in an amount not to exceed $12,000. Pursuant to the advisory agreement, Duncan also agrees, subject to certain conditions, that it or one of its affiliated entities would act as lead investor in a proposed private placement (the "Duncan Private Placement") of shares of Common Stock and warrants to purchase shares of Common Stock in an amount that is not less than $2,000,000 or greater than $3,000,000. In consideration for such role, Duncan will receive a fee of $200,000 in cash and 2,400,000 shares of restricted Common Stock. On June 2, 2006 , pursuant to the Duncan Private Placement, the Company sold 47,249,992 shares of its Common Stock to seventeen accredited investors at a per share price of $.044 resulting in gross proceeds of $ 2,079,000, In connection with this transaction the Company issued 23,624,991 common stock purchase warrants to these seventeen investors. These Common Stock purchase warrants have a term of 5 years and exercise price of $.08 per share. From the proceeds of sale of Common Stock a fee of $200,000 was paid to Duncan and 2,400,000 Common Stock shares were issued to Duncan. In addition Dr. Robin Smith was paid a fee of $100,000 and 1,000,000 Common Stock shares were issued to her in connection with an Advisory Agreement dated September 14, 2005 as amended by the Supplement to Advisory Agreement dated January 18, 2006 and Dr. Smith's employment agreement with the Company dated June 2, 2006.

          On June 2, 2006 certain employees and members of senior management agreed to take common stock as the net pay on $278,653 of unpaid salary that dated back to 2005. This resulted in the issuances of 3,799,821 shares of common stock, valued at $167,192, or $.044 per share, the balance of the unpaid salary was used to pay the withholding taxes which are associated with those earnings.

          On June 2, 2006 Dr. Robin Smith was appointed Chairman and CEO of the Company. In connection with Dr. Smith's appointment 2,000,000 shares of common stock were issued to Dr. Smith valued at $88,000 which was reflected as compensation expense in the three months ended June 30, 2006. In addition, Dr. Smith was granted common stock options to purchase 5,400,000 shares of the Company's common stock, which 3,000,000 option shares vested immediately, 1,200,000 option shares vest on the first anniversary of the effective date and 1,200,000 option shares vest on the second anniversary of the effective date. The exercise price of the options are (i) $.053 as to the first 1,000,000 option shares, (ii) $.08 as to the second 1,000,000 option shares, (iii) $.10 as to the third 1,000,000 option shares, (iv) $.16 as to the next 1,200,000 option shares, and (v) $.25 as to the balance.

In May and June, 2006 the Company issued 480,466 shares of its Common Stock, valued at $21,140 in payment of certain account payable obligations of the Company.

     (b)  Warrants:

          The Company has issued Common Stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company. A total of 33,544,143 shares of Common Stock are reserved for issuance upon exercise of outstanding warrants as of June 30, 2006 at prices ranging from $0.05 to $.12 and expiring through June 2011. In connection with the September 2003 equity private placement, the Company issued a 5 year warrant to purchase 282,500 shares of its Common Stock at an exercise price of $0.12 per share to its retained placement agent, Robert M. Cohen & Company. The warrant contains piggyback registration rights. From August 2004 through January 20, 2005, the Company issued three year warrants to purchase a total of 150,000 shares of its Common Stock at $.05 per share to Consulting For Strategic Growth, Ltd., the Company's investor relations firm. On September 14, 2005, the Company issued 240,000 Common Stock purchase warrants to its then Chairman of its Advisory Board, Dr. Robin Smith. These warrants were scheduled to vest at the rate of 20,000 per month beginning with September 14, 2005. The vesting of these warrants was accelerated so that they became immediately vested on June 2, 2006 pursuant to Dr. Smith's employment agreement. Each warrant entitles the holder to purchase one share of the Company's Common Stock at a price of $.08 per share. The warrant expires three years from issuance. In December, 2005 and January, 2006, the Company issued an aggregate of 4,583,326 Common Stock purchase warrants, in each period, to the investors and placement agent. Each warrant entitles the holder to purchase one share of Common Stock at a price of $.12 per share for a period of three years. In March 2006, the Company issued 120,000 Common Stock purchase warrants to Healthways Communications, Inc., the Company's marketing consultants. These warrants vest 20,000 per month beginning March 2006 and entitle the holder to purchase one share of Common Stock at a price of $.10 per share for a period of three years. In June, 2006 the Healthways Communications, Inc. agreement was terminated and 40,000 Common Stock purchase warrants issued to Healthways Communications, Inc. were cancelled. On June 2, 2006, pursuant to the Duncan Private Placement, the Company sold 47,249,992 shares of its Common Stock to seventeen accredited investors at a per share price of $044 resulting in gross proceeds of $2,079,000, In connection with this transaction the company issued 23,624,991 common stock purchase warrants to these seventeen investors. These common stock purchase warrants have a term of 5 years and exercise price of $.08 per share. The Company's warrants provide for certain registration rights and certain penalties if such registration is not achieved within 180 days of the initial closing of the Duncan Private Placement. Accordingly, the value of the warrants, $1,379,519, has been classified as a current liability until such time as the registration of the securities becomes effective.

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

     Information with respect to options under the 2003 Equity Participation Plan is summarized as follows:

                                         For the Three Months Ended             For the Six Months Ended
                                               June 30, 2006                          June 30, 2006
                                     -----------------------------------   -------------------------------------
                                         Shares             Prices            Shares                 Prices
                                     ---------------    ----------------   -----------------    ----------------

Outstanding at beginning of period       17,610,000       $0.03 to $0.18        17,885,000        $0.03 to $0.18

Granted                                  11,140,000      $0.044 to $0.25        11,365,000       $0.044 to $0.25

Expired                                           -                    -                 -                     -

Cancelled                                         -                              (500,000)                 $0.06
                                     ---------------                       ----------------
Outstanding at end of period             28,750,000       $0.03 to $0.25        28,750,000        $0.03 to $0.25
                                     ===============                       ================


     Options are usually granted at an exercise price at least equal to the fair value of the common stock at the grant date and may be granted to employees, Directors, consultants and advisors of the Company. Options to purchase 11,140,000 and 11,365,000 shares of the Company's Common Stock at exercise prices ranging from of $.044 and $.25 were granted during the three and six months ended June 30, 2006, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     On January 20, 2006, Mr. Robert Aholt, Jr. tendered his resignation as Chief Operating Officer of the Company. In connection therewith, on March 31, 2006, the Company and Mr. Aholt entered into a Settlement Agreement and General Release (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the Company agreed to pay to Mr. Aholt the aggregate sum of $250,000 (less applicable Federal and California state and local withholdings and payroll deductions), payable over a period of two years in biweekly installments of $4,807.69 commencing on April 7, 2006, except that the first payment was in the amount of $9,615,38. In the event the Company breaches its payment obligations under the Settlement Agreement and such breach remains uncured, the full balance owed shall become due. The Company and Mr. Aholt each provided certain general releases. Mr. Aholt also agreed to continue to be bound by his obligations not to compete with the Company and to maintain the confidentiality of Company proprietary information. At June 30, 2006 $206,731 was due Mr. Aholt pursuant to the terms of the Settlement Agreement.

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

     Certain employees and members of senior management of the Company, as a condition of the initial closing under the Securities Purchase Agreement in the Duncan Private Placement, entered into letter agreements with the Company pursuant to which they converted an aggregate of $278,653 of accrued salary into shares of Common Stock at a per share price of $0.044.

     After adjustments for applicable payroll and withholding taxes which were paid by the Company, the Company issued to such individuals an aggregate of 3,799,821 shares of Common Stock. The Company also adopted a Compensation Plan, effective as of the date of closing of the Securities Purchase Agreement and pursuant to the letter agreements each officer agreed to be bound by the Compensation Plan. In addition to the conversion of accrued salary, the letter agreements provide for a reduction by 25% in base salary for each officer until the Company achieves certain milestones, the granting of options to purchase shares of Common Stock under the Company's 2003 Equity Participation Plan (the "2003 EPP") which become exercisable upon the Company achieving certain revenue milestones and the acceleration of the vesting of certain options and restricted shares held by the officers.

     On May 26, 2006, the Company entered into an employment agreement with Dr. Robin L. Smith (the "Employment Agreement"), pursuant to which Dr. Smith will serve as the Chief Executive Officer of the Company for a period of two years, which term shall be renewed for successive one-year terms unless otherwise terminated by Dr. Smith or the Company. The effective date of the Employment Agreement was June 2, 2006, the date of the initial closing under the Duncan Private Placement. Dr. Smith shall receive a base salary of $180,000 per year, which shall be increased to $236,000 after the first year anniversary of the effective date of the Employment Agreement. If the Company raises an aggregate of $5,000,000 through equity or debt financing (with the exception of the financing under the Duncan Private Placement), Dr. Smith's base salary shall be raised to $275,000. Dr. Smith shall also be eligible for an annual bonus determined by the Board, a car allowance of $1,000 per month and variable life insurance with payments not to exceed $1,200 per month. Pursuant to the Employment Agreement, Dr. Smith's advisory agreement with the Company, as supplemented, was terminated, except that (i) the vesting of the warrant to purchase 240,000 shares of Common Stock granted there under was accelerated so that the warrant became fully vested as of the effective date of the employment agreement, (ii) Dr. Smith received $100,000 in cash and 1,000,000 shares upon the initial closing of the Duncan Private Placement, (iii) if an aggregate of at least $3,000,000 is raised and/or other debt or equity financings prior to August 15, 2006, Dr. Smith shall receive an additional payment of $50,000, (iv) a final payment of $3,000 relating to services rendered in connection with Dr. Smith's advisory agreement, paid at the closing of the Duncan Private Placement and (v) all registration rights provided in the advisory agreement shall continue in effect. Upon the effective date of the Employment Agreement, Dr. Smith was awarded under the Company's 2003 Equity Participation Plan 2,000,000 shares of Common Stock of the Company, and options to purchase 5,400,000 shares of Common Stock, which options expire ten years from the date of grant.


NOTE 9 - ACQUISITION OF NEOSTEM

     On January 19, 2006 the Company consummated the acquisition of the assets of NeoStem Inc., relating to NeoStem's business of collecting and storing adult stem cells, issuing 4,000,000 shares of the Company's Common Stock with a value of $200,000. In addition, the Company assumed certain liabilities of NeoStem's which totaled $489,989. The underlying physical assets acquired from NeoStem were valued at $109,123 resulting in the recognition of goodwill in the amount of $580,866. Upon completion of the acquisition the operations of NeoStem were assumed by Phase III and have been reflected in the Statement of Operations since January 19, 2006. Effective with the acquisition, the business of NeoStem became the principal business of the Company. The Company provides adult stem cell processing, collection and banking services with the goal of making stem cell collection and storage widely available, so that the general population will have the opportunity to store their own stem cells for future healthcare needs. Presented below is the proforma information for the three and six months ended June 30, 2006 and 2005 as if the acquisition had occurred on January 1, 2005. The net loss per share for the three and six months ended June 30, 2006 gives effect to the shares issued in connection with the acquisition.

                               Three Months Ended June 30,          Six Months Ended June 30,
                            -----------------------------------  ----------------------------------
                                 2006               2005             2006                2005
                            ---------------    ----------------  ----------------   ---------------

       Revenue                      $6,262              $9,448           $12,524           $20,433

       Net loss               ($1,245,082)          ($671,615)      ($2,384,526)      ($1,653,722)

       Net loss per share          ($0.01)             ($0.02)           ($0.03)           ($0.04)


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

NOTE 11 - INDUSTRY AND GEOGRAPHICAL SEGMENTAL INFORMATION

On January 19, 2006, the Company acquired substantially all the assets and operations of NeoStem, an adult stem cell collection and banking Company. The Company, with this acquisition, will have operations in two segments when NeoStem commences operations. One segment will be the collection and banking of adult stem cells and the other segment remains the "run off" of its sale of extended warranties and service contracts via the Internet, this "run-off" of warranty and service contracts will continue for approximately seven months. As of June 30, 2006, the Company has not realized any revenues from the collecting or banking of adult stem cells. The Company's operations are conducted entirely in the United States. The Company has a "run off" of extended warranties and service contracts which generated a profit for the three months and six months ended June 30, 2006 of $1,795 and $3,590, respectively.

NOTE 12 - SUBSEQUENT EVENTS

Pursuant to the terms of the WestPark Private Placement, the Company agreed to file with the SEC and have effective by July 31, 2006, a registration statement registering the resale by the investors in the WestPark Private Placement of the shares of Common Stock underlying the convertible promissory notes and the warrants sold in the WestPark Private Placement. In the event the Company does not do so, (i) the conversion price of the convertible promissory notes is reduced by 5% each month, subject to a floor of $.04; (ii) the exercise price of the warrants is reduced by 5% each month, subject to a floor of $.10; and (iii) the warrants may be exercised pursuant to a cashless exercise provision. The Company did not have the registration statement effective by July 31, 2006 and has requested that the investors in the WestPark Private Placement extend the date by which the registration statement is required to be effective until February 28, 2007. The Company has also offered to the investors the option of
(A) extending the term of the convertible note for an additional four months from the maturity date in consideration for which (i) the Company shall issue to the investor for each $25,000 in principal amount of the convertible note 56,818 shares of unregistered Common Stock; and (ii) the exercise price per warrant shall be reduced from $.12 to $.08, or (B) converting the convertible note into shares of the Company's Common Stock in consideration for which (i) the conversion price per conversion share shall be reduced to $.044; (ii) the Company shall issue to the investor for each $25,000 in principal amount of the Note, 113,636 shares of Common Stock; (iii) the exercise price per warrant shall be reduced from $.12 to $.08; and (iv) a new warrant shall be issued substantially on the same terms as the original Warrant to purchase an additional 416,666 shares of Common Stock for each $25,000 in principal amount of the convertible note at an exercise price of $.08 per share. Pursuant to this, the investor is also being asked to waive any and all penalties and liquidated damages accumulated as of the date of the agreement. As of August 14, 2006, investors holding $212,500 of the $500,000 of convertible promissory notes had agreed to convert them into shares of Common Stock and $50,000 had agreed to extend the term of the convertible promissory notes on the terms set forth above.

In July and August 2006, the Company sold an aggregate of 6,818,180 shares of Common Stock to four accredited investors at a per share price of $.044 resulting in gross proceeds to the Company of $300,000. In connection with this transaction, the Company issued 3,409,088 Common Stock purchase warrants with a term of five years and per share exercise price of $.08.

In July 2006, the Company issued an aggregate of 565,454 shares of Common Stock in conversion of an aggregate of $26,140 in accounts payable owed certain vendors. The per share conversion price ranged from $.044 to $.05.

In August 2006, the Company issued an aggregate of 536,977 shares of Common Stock in conversion of an aggregate of $23,537 in accounts payable owed certain vendors. The per share conversion price was $.044.

On August 1, 2006, the Board approved the issuance of an option to an employee to purchase 50,000 shares of Common Stock at a per share purchase price of $.05 vesting as to one-third of the shares on each of the first, second and third anniversaries of the date of grant and otherwise being subject to all of the terms and conditions of the EPP. On August 1, 2006, the Board approved the issuance of an option to a consultant to purchase 60,000 shares of Common Stock at a per share purchase price of $.05. The option was fully vested on the date of grant and is otherwise subject to all of the terms and conditions of the EPP.

On July 17, 2006, the Board approved the Company's holding its Annual Meeting of Stockholders on August 29, 2006 to (i) elect a board of four directors, (ii) approve adoption of the Company's Amended and Restated Certificate of Incorporation, to effect a reverse stock split at a ratio of ten to one, and change the name of the Company to "NeoStem, Inc."; (iii) approve certain amendments to the Company's 2003 Equity Purchase Plan; and (iv) ratify the appointment of Holtz Rubenstein Reminick LLP as the Company's independent certified public accountant.

Effective as of July 1, 2006, the Company entered into an agreement for the use of space at 420 Lexington Avenue, New York, New York. Pursuant to the terms of the Agreement, the Company will pay $7,500 monthly for the space, including the use of various office services and utilities. The agreement is on a month to month basis, subject to a thirty day prior written notice requirement to terminate. The space serves as the Company's principal executive offices. Effective October 1, 2006 the Company terminated the lease for its Melville, New York facility.


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

GENERAL

On January 19, 2006 the Company consummated the acquisition of the assets of NeoStem Inc., a California corporation ("NeoStem") relating to NeoStem's business of collecting and storing adult stem cells. NeoStem had been a company to which Phase III had been providing business guidance. Effective with the acquisition, the business of NeoStem became the principal business of the Company. The Company now provides adult stem cell processing, collection and banking services with the goal of making stem cell collection and storage widely available, so that the general population will have the opportunity to store their own stem cells for future healthcare needs. The Company also hopes to become the leading provider of adult stem cells for therapeutic use in the burgeoning field of regenerative medicine for potentially addressing heart disease, certain types of cancer and other critical health problems. The Company is utilizing the combined Phase III and NeoStem management teams to develop and expand this business. A marketing and operational plan is being developed to integrate both companies, and a corporate awareness campaign is being prepared.

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

Three and Six Months Ended June 30, 2006 Compared To Three and Six Months Ended June 30, 2005

The Company recognized revenues from the sale of extended warranties and service contracts via the Internet of $6,262 and $12,524for the three months and six months ended June 30, 2006, respectively, as compared to $9,448 and $19,983 for the three months and six months ended June 30, 2005, respectively. The revenues generated in the quarter were derived entirely from revenues deferred over the life of contracts sold in prior periods. Warranty revenue will continue to decline as policy periods expire since the Company is no longer selling extended warranty contracts. It is expected that the recognition of Warranty revenue will end in approximately seven months. As of June 30, 2006, the Company has not realized any revenues from the NeoStem acquisition. It is anticipated that revenues will begin in 2006. Similarly, direct costs incurred, in connection with the extended warranty contracts, were $4,467 and $8,934 for the three and six months ended June 30, 2006 respectively as compared to $6,603 and $14,020 for the three months and six months ended June 30, 2005, respectively.

Selling, general and administration expenses increased approximately $680,600 and $1,404,000 for the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005. The increase in selling, general and administrative expenses for the three months ended June 30, 2006 is primarily due to increases in payroll and related expenses of $143,800, for increase in staff as the result of acquiring NeoStem, legal expense of $53,200, the compensatory element of stock options issued to staff members and common stock issued as a signing bonus paid to Dr. Robin Smith upon being appointed Chairman of the Board and Chief Executive Officer in the amount of $333,600, accounting fees of $21,600, rent of $14,900, marketing expenses of $17,800, investment banking consulting expense of $31,200, travel and entertainment of $15,600 and insurance primarily related to NeoStem of $24,000. The increase in selling, general and administrative expenses for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, is primarily due to increases in payroll and related expenses of $215,800, for increase in staff as the result of acquiring NeoStem, legal expense of $100,700, and the compensatory element of stock options issued to staff members and common stock issued as a signing bonus paid to Dr. Robin Smith upon being appointed Chairman of the Board and Chief Executive Officer in the amount of $386,500 the settlement with Robert Aholt of $250,000, investment banking consulting of $145,500 insurance primarily related to NeoStem of $90,000, marketing relating to NeoStem of $41,700, laboratory related expenses of $37,000, printing of $16,000, stock transfer fees of $11,000, and travel and entertainment of $28,000.

Interest expenses increased approximately $172,300 and $338,000 for the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005.. Such increase was primarily as a result of sale of convertible notes in December 2005 and January, 2006 including increases resulting from amortization of debt discount associated with the convertible notes of $70,800 and $136,700 for the three and six months ended June 30, 2006, respectively, and the increases as a result of the value of warrants associated with these convertible notes of $127,995 and $255,990 for the three and six months ended June 30, 2006, respectively, charged to interest expense. These increases in interest expense were offset by reductions in interest expense related to the repayment of other debt; and the conversion of Series A Preferred Shares to Common Stock.

For the reasons cited above the net loss for the three and six months ended June 30, 2006 of $1,245,802 and $2,384,526 increased over the net loss of $393,066 and $642,736 for the three and six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period indicated:

                                                 Six Months Ended
                                                 ----------------
                                     June 30, 2006              June 30, 2005
   Cash used in
     Operating Activities            $ (1,783,626)               $ (332,608)

   Cash (used) provided by
     Investing Activities            $          -                $        -

   Cash provided by
     Financing Activities            $  2,207,004                $  305,000


The Company incurred a net loss of $2,384,526 for the six months ended June 30, 2006. Such loss adjusted for non-cash items including common stock, options and warrants issued for services and interest of $675,473, amortization and depreciation of $148,737 and interest related to the Series A Preferred of $9,934 resulted in cash used in operations totaling $1,783,626 for the six months ended June 30, 2006. This use of cash included additions to prepaid expenses and other current assets of $103,591 and decreases in accounts payable and accrued expenses of $126,063.

To meet its cash requirement for the six months ended June 30, 2006, the Company relied on proceeds from the sale of $250,000 of convertible notes and the sale of shares of Common Stock resulting in net proceeds of $1,928,100.

Subsequent to June 30, 2006, the Company has sold 6,818,178 shares of its Common Stock resulting in proceeds to the Company of $300,000 and issued 1,102,431 shares of its Common Stock as partial or complete payment of certain accounts payable.

In May 2006, the Company entered into an advisory agreement with Duncan Capital Group LLC ("Duncan"). Pursuant to the advisory agreement, Duncan is providing to the Company on a non-exclusive "best efforts" basis, services as a financial consultant in connection with any equity or debt financing, merger, acquisition as well as with other financial matters. In return for these services, the Company is paying to Duncan a monthly retainer fee of $7,500, 50% of which may be paid by the Company in shares of its Common Stock valued at fair market value and reimbursing it for its reasonable out-of-pocket expenses in an amount not to exceed $12,000. Pursuant to the advisory agreement, Duncan also agrees, subject to certain conditions, that it or one of its affiliated entities would act as lead investor in a proposed private placement (the "Duncan Private Placement") of shares of Common Stock and warrants to purchase shares of Common Stock in an amount that is not less than $2,000,000 or greater than $3,000,000. In consideration for such role, Duncan will receive a fee of $200,000 in cash and 2,400,000 shares of restricted Common Stock. On June 2, 2006 , pursuant to the Duncan Private Placement, the Company sold 47,249,992 shares of its Common Stock to seventeen accredited investors at a per share price of $.044 resulting in gross proceeds of $ 2,079,000. In connection with this transaction the Company issued 23,624,991 common stock purchase warrants to these seventeen investors. These common stock purchase warrants have a term of 5 years and exercise price of $.08 per share. From the proceeds of sale of Common Stock a fee of $200,000 was paid to Duncan and 2,400,000 Common Stock shares were issued to Duncan.

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

INFLATION

The Company does not believe that its operations have been materially influenced by inflation for the six months ended June 30, 2006, a situation which is expected to continue for the foreseeable future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 4.  CONTROLS AND PROCEDURES

(a) During the six month period ended June 30, 2006, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and recorded as applicable, within the time periods specified in the SEC rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by the management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

         (b) Based on their evaluation as of June 30, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and recorded within the time periods specified in the SEC rules and forms

                             PHASE III MEDICAL, INC.

                                     PART II

                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Sales of substantial amounts of our Common Stock in the open market, or the availability of such shares for sale, could adversely affect the price of our Common Stock.

We had 151,449,821 shares of Common Stock outstanding as of August 8, 2006. The following securities that may be exercised for, or are convertible into, shares of our Common Stock were issued and outstanding as of August 8, 2006:

     o Options. Stock options to purchase 28,750,000 shares of our Common Stock at a weighted average exercise price of approximately $.076 per share.

     o Warrants. Warrants to purchase 33,544,513 shares of our Common Stock at a weighted average exercise price of approximately $.091 per share.

     o Convertible Promissory Notes. Notes which will convert into 8,333,320 shares of our Common Stock.

All the shares of our Common Stock that may be issued under the options are currently registered with the SEC.


We have liquidity problems and our ability to continue as a going concern is uncertain, which may affect our ability to raise capital.

At June 30, 2006, we had a cash balance of $912,250 and a working capital deficit of $1,631,050. Our auditors, Holtz Rubenstein Reminick LLP, have expressed substantial doubt about our ability to continue as a going concern based on our lack of liquidity combined with our history of losses, and it will be more difficult for us to raise capital on favorable terms as a result. Our financial statements do not reflect any adjustments relating to the doubt of our ability to continue as a going concern. We have from time to time raised capital for our activities through the sale of our equity securities and promissory notes. Such capital raising activities are enabling us to pursue our business plan and grow our adult stem cell collection and storage business, including expanding marketing and sales activities as well as pay certain of our outstanding liabilities. Our financial condition still raises substantial doubt about our ability to operate as a going concern. Substantial additional financing is needed.

We may be forced to undertake lengthy and costly efforts to build market acceptance of our stem cell storage services, the success of which is critical to our profitability. There can be no assurance that these services will gain market acceptance.

We anticipate that service fees from the processing and storage of stem cells will comprise a substantial majority of our revenue in the future and, therefore, our future success depends on the successful and continued market acceptance of this service. Broad use and acceptance of our service requires marketing expenditures and education and awareness of consumers and medical practitioners who, under present law, must order stem cell collection on behalf of a potential customer. The time and expense required to educate and build awareness of our services and its potential benefits could significantly delay market acceptance and our ultimate profitability. The successful commercialization of our services will also require that we satisfactorily address the concerns of medical practitioners in order to avoid potential resistance to recommendations for our services and ultimately reach our potential consumers. No assurances can be given that our business plan and marketing efforts will be successful, that we will be able to commercialize our services, or that there will be market acceptance of our services or clinical acceptance of our services by physicians sufficient to generate any material revenues for us.

Ethical and other concerns surrounding the use of stem cell therapy may increase the regulation of or negatively impact the public perception of our stem cell banking services, thereby reducing demand for our services.

The use of embryonic stem cells for research and stem cell therapy has been the subject of debate regarding related ethical, legal and social issues. Although our business only utilizes adult stem cells and does not involve the more controversial use of embryonic stem cells, the use of other types of human stem cells for therapy could give rise to similar ethical, legal and social issues as those associated with embryonic stem cells. Additionally, it is possible that our business could be negatively impacted by any stigma associated with the use of embryonic stem cells if the public fails to appreciate the distinction between the use of adult versus embryonic stem cells. The commercial success of our business will depend in part on public acceptance of the use of stem cell therapy, in general, for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that stem cell therapy is unsafe or unnecessary, and stem cell therapy may not gain the acceptance of the public or the medical community. Public pressure or adverse events in the field of stem cell therapy that may occur in the future also may result in greater governmental regulation of our business creating increased expenses and potential regulatory delays relating to the approval or licensing of any or all of the processes and facilities involved in our stem cell banking services. In the event that the use of stem cell therapy becomes the subject of adverse commentary or publicity, our business could be adversely affected and the market price for our common stock could be significantly harmed.

We operate in a highly regulated environment, and our failure to comply with applicable regulations, registrations and approvals would materially and adversely affect our business.

Historically, the FDA has not regulated banks that collect and store stem cells. Recent changes, however, require establishments engaged in the recovery, processing, storage, labeling, packaging or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (HCT/Ps) or the screening or testing of a cell tissue donor to register with the FDA under the Public Health Service Act as of January 2004. The FDA also adopted rules in May 2005 that regulate current Good Tissues Practices (cGTP). We may be or become subject to such registration requirements and regulations, and there can be no assurance that we will be able, or will have the resources, to comply. Future FDA regulations could also adversely impact or limit our ability to market or perform our services. In order to collect and store blood stem cells we must conduct (or arrange for the conduct of) a variety of laboratory tests which are regulated under the federal Clinical Laboratory Improvements Amendments (CLIA). Any facility conducting regulated tests must obtain a CLIA certificate of compliance and submit to regular inspection. Some states require additional regulation and oversight of clinical laboratories operating within their borders and some impose obligations on out-of-state laboratories providing services to their residents. The states in which we initially plan to engage in processing and storage activities all currently have licensing requirements with which we believe we will need to comply. Additionally, there may be state regulations impacting the storage and use of blood products that would impact our business. We obtained our biologics license from the State of California in May 2006 but there can be no assurance that we will be able to obtain the necessary licensing required to conduct our business in other states, or maintain licenses that we do obtain in such states, including California. If we identify other states with licensing requirements or if other states adopt such other requirements, or if we plan to conduct business in a new state with such licensing requirements, we would also have to obtain such licenses and/or comply with such other requirements. We may also be subject to state and federal privacy laws related to the protection of our customers' personal health information to which we would have access through the provision of our services. We may be required to spend substantial amounts of time and money to comply with any regulations and licensing requirements, as well as any future legislative and regulatory initiatives. Failure to comply with applicable regulatory requirements or delay in compliance may result in, among other things, injunctions, operating restrictions, and civil fines and criminal prosecution which would have a material adverse effect on the marketing and sales of our services and impair our ability to operate profitably or preclude our ability to operate at all in the future.

Our success will depend in part on establishing and maintaining effective strategic partnerships and collaborations.

A key aspect of our business strategy is to establish strategic relationships in order to gain access to critical supplies, to expand or complement our development or commercialization capabilities, or to reduce the cost of developing or commercializing services on our own. We currently have strategic relationships with two parties. While we are in discussions with others to establish additional relationships and collaborations, there can be no assurance that we will enter into such relationships or that the arrangements will be on favorable terms. Relationships with licensed professionals such as physicians may be subject to state and federal fraud and abuse regulations restricting the referral of business, prohibiting certain payments to physicians, or otherwise limiting our options for structuring a relationship. If our services become reimbursable by government or private insurers in the future, we could be subject to additional regulation and perhaps additional limitations on our ability to structure relationships with physicians. Failure to comply with applicable fraud and abuse regulations could result in civil fines and/or criminal prosecution. Even if we do enter into these arrangements, we may not be able to maintain these relationships or establish new ones in the future on acceptable terms. Furthermore, these arrangements may require us to grant certain rights to third parties, including exclusive rights or may have other terms that are burdensome to us. If any of our partners terminate their relationship with us or fail to perform their obligations in a timely manner, the development or commercialization of our services may be substantially delayed. If we fail to structure our relationships with physicians in accordance with applicable fraud and abuse laws it could have a material adverse effect on our business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         The following securities were sold during the second quarter of 2006 in private transactions that, unless otherwise stated, were exempt from registration pursuant to Section 4(2) of the Securities Act and/or Regulation D thereunder: (i) on June 2, 2006 the Company sold 47,249,992 shares of its Common Stock to seventeen accredited investors at a per share price of $044 and warrants to purchase 23,624,991 shares of Common Stock; (ii) pursuant to its advisory agreement 2,400,000 shares of Common Stock were issued to Duncan; (iii). Dr. Robin Smith received 1,000,000 shares of Common Stock issued in connection with an Advisory Agreement dated September 14, 2005 as amended by the Supplement to Advisory Agreement dated January 18, 2006 and Dr. Smith's employment agreement with the Company dated June 2, 2006; (iv) On May 17, 2006, the Company sold a 8% promissory note in the amount of $20,000 due on demand to Dr. Robin Smith, the Chairman of the Advisory Board, this promissory note was paid off in cash on June 2, 2006. (v) On June 2, 2006 3,799,821 shares of common stock, valued at $.044 per share, were issued in the aggregate to Mark Weinreb, Catherine M.Vaczy, Larry A. May, Dr. Wayne Marasco and Denis Rodgerson, all employees of the Company, to liquidate a portion of unpaid salary that dated back to 2005; (vi) an aggregate of 480,466 shares of Common Stock were issued in conversion of accounts payable and certain employees reimbursable expenses; and (vii) 3,513,185 other shares of Common Stock were sold at $.044 per share.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5. OTHER INFORMATION

On May 26, 2006 the Company was issued a biologics license from the State of California relating to the operation of its California facility for process and storage of adult stem cells.

ITEM 6.  EXHIBITS

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


                                     PHASE III MEDICAL, INC. (Registrant)

                                              By:  /s/ Robin Smith M.D.
                                                   --------------------
                                              Robin Smith, M.D.
                                              -----------------

                                              Date: August 14, 2006