Form 10-Q
period 2006-09-30
NeoStem, Inc.
filed 2006-11-14
CIK 320017

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period from to --------------- ------------------

                         Commission file number 0-10909

                                  NEOSTEM, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                           22-2343568
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

             420 LEXINGTON AVE, SUITE 450, NEW YORK, NEW YORK 10170
              (Address of principal executive offices) (zip code)

        Registrant's telephone number, including area code: 212-584-4180

                       (FORMERLY: PHASE III MEDICAL, INC.
          330 SOUTH SERVICE ROAD, SUITE 120, MELVILLE, NEW YORK 11747)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

   Large Accelerated Filer [_] Accelerated Filer [_] Non-accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

           19,636,799 SHARES, $.001 PAR VALUE, AS OF NOVEMBER 13, 2006

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                                                                      PAGE NO.


Part I - Financial Information:


         Item 1.  Consolidated Financial Statements (Unaudited):

                  Consolidated Balance Sheets
                  At September 30, 2006 and December 31, 2005                3

                  Consolidated Statements of Operations
                  For the three months and nine months
                  ended September 30, 2006 and 2005                          4

                  Consolidated Statements of Cash Flows
                  for the nine months ended
                  September 30, 2006 and 2005                                5

                  Notes to Unaudited  Consolidated  Financial
                  Statements                                              6-18

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          18-21


         Item 3.  Quantitative  and  Qualitative  Disclosures
                  About Market Risk                                         22

         Item 4.  Controls and Procedures                                   22

Part II - Other Information:

         Item 1.  Legal Proceedings                                         23

         Item 1A. Risk Factors                                           23-25


         Item 2.  Unregistered Sales of Equity Securities
                  and Use of Proceeds                                       25

         Item 3.  Defaults Upon Senior Securities                           25


         Item 4.  Submission of Matters to a Vote of
                  Securityholders                                        25-26

         Item 5.  Other Information                                         26

         Item 6.  Exhibits                                                  26

                  Signatures                                                26

                          NEOSTEM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)




ASSETS
                                                                       September 30,           December 31,
                                                                           2006                   2005
                                                                       ------------            ------------
Current assets:
  Cash and cash equivalents                                            $  1,320,486            $    488,872
  Prepaid expenses and other current assets                                  79,496                  18,447
                                                                       ------------            ------------
        Total current assets                                              1,399,982                 507,319

Property and equipment, net                                                  74,746                   1,488
Deferred acquisition costs                                                    5,719                  19,121
Goodwill                                                                    558,169                    --
Other assets                                                                   --                   114,753
                                                                       ------------            ------------
                                                                       $  2,038,616            $    642,681
                                                                       ============            ============
LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
  Interest and dividends payable - preferred stock                     $       --              $    528,564
  Accounts payable                                                           60,162                 256,976
  Accrued liabilities                                                       124,946                 617,196
  Due to related party - current portion                                    125,000                    --
  Notes payable                                                              78,654                 135,000
  Notes payable - related parties                                              --                    48,000
  Convertible  promissory notes  - net of debt discount
     of  $1,235 and $83,333
                                                                            136,265                 166,667
   Capitalized lease obligations - current portion                           23,820                    --
                                                                       ------------            ------------
        Total current liabilities                                           548,847               1,752,403

Unearned revenues                                                             7,959                  26,745
Due to related party - long-term portion                                     50,881                    --
Capitalized lease obligations                                                45,733                    --

Series A mandatorily redeemable convertible preferred stock                    --                   681,171
                                                                       ------------            ------------
Total Liabilities                                                           653,420               2,460,319
                                                                       ------------            ------------
Stockholders' Equity/(Deficit):
  Preferred stock;  authorized, 5,000,000 shares
    Series B convertible redeemable preferred stock,
    liquidation value 10 shares of common stock per
    share; $0.01 par value; authorized, 825,000 shares;
     issued and outstanding, 10,000 shares
                                                                                100                     100
  Common stock, $.001 par value; authorized,
    500,000,000 shares; issued and outstanding,
    19,494,754shares at September 30, 2006 and
    7,054,386 shares at December 31, 2005                                    19,496                  70,545
  Additional paid-in capital                                             19,814,921              12,367,082
  Accumulated deficit                                                   (18,449,321)            (14,255,365)
                                                                       ------------            ------------
         Total stockholders' equity/(deficit)                             1,385,196              (1,817,638)
                                                                       ------------            ------------
                                                                       $  2,038,616            $    642,681
                                                                       ============            ============

           See accompanying notes to consolidated financial statements

                          NEOSTEM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              Three Months Ended September 30,      Nine Months Ended September 30,
                                             ---------------------------------     ----------------------------------
                                                 2006                2005               2006                 2005
                                             ------------        -------------     --------------        ------------
Earned revenues                              $      6,262        $      8,218      $       18,786        $     28,201
Direct costs                                        4,467               5,750              13,401              19,770
                                             ------------        ------------      --------------        ------------
Gross profit                                        1,795               2,468               5,385               8,431

Selling, general and administrative               999,825             538,070           2,978,725           1,112,331

Purchase of medical royalty stream                                      6,540                                   6,540
                                             ------------        ------------      --------------        ------------
Operating loss                                   (998,030)           (542,142)         (2,973,340)         (1,110,440)

Other income (expense):

Interest income                                     4,896                --                 7,440                 --

Interest expense                                 (814,173)            (21,288)         (1,218,122)            (71,884)

Interest expense - Series A
  mandatorily redeemable convertible
   preferred stock                                   --               (11,921)             (9,934)            (35,763)
                                             ------------        ------------      --------------        ------------
Net loss attributable to common
 stockholders                                $ (1,807,307)       $   (575,351)     $   (4,193,956)       $ (1,218,087)
                                             ============        ============      ==============        ============
Net loss per common share                    ($      0.11)       ($      0.11)     ($        0.36)       ($      0.28)
                                             ============        ============      ==============        ============
Weighted average
   common shares outstanding                   16,554,141           5,123,178          11,565,206           4,325,732
                                             ============        ============      ==============        ============


           See accompanying notes to consolidated financial statements

                          NEOSTEM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  For the Nine Months Ended September 30,
                                                                  --------------------------------------
                                                                      2006                     2005
                                                                  --------------           -------------
Cash flows from operating activities:
Net loss                                                          $(4,193,956)             $(1,218,087)
Adjustments to reconcile net loss to net cash used in
operating activities:

Common shares issued and
  stock options granted for services
   rendered and interest expense                                    1,583,923                  239,318

Depreciation                                                           18,959                    1,468

Amortization of debt discount                                         211,265                    5,882
Series A mandatorily  redeemable
  convertible  preferred  stock
  dividends                                                             9,934                   35,763

Deferred acquisition costs                                             13,401                   19,770
  Changes in operating asset and liabilities:

Prepaid expenses and other current assets                             (62,731)                  (2,985)

Unearned revenues                                                     (18,786)                 (28,201)

Accounts payable, accrued expenses, and other current
 liabilities                                                         (429,694)                 469,581
                                                                  -----------              -----------
Net cash used in operating activities
                                                                   (2,867,684)                (477,491)
                                                                  -----------              -----------
Cash flow from investing activities:

Acquisition of property and equipment                                 (13,073)                    --
                                                                  -----------              -----------
Net cash used in investing activities                                 (13,073)                    --
                                                                  -----------              -----------
Cash flows from financing activities:

Net proceeds from issuance of common stock                          3,573,068                  287,000

Proceeds from advances on notes payable                               180,396                   55,000

Payments of capitalized lease obligations                             (12,221)                    --

Net Proceeds - advances on notes payable -- related party                --                     48,000

Proceeds -  convertible debentures  -- related party                     --                    100,000

Proceeds from sale of convertible debentures                           87,500                     --

Repayments of notes payable                                          (116,373)                 (30,000)
                                                                  -----------              -----------
Net cash provided by financing activities                           3,712,370                  460,000
                                                                  -----------              -----------
Net increase/(decrease) in cash and cash equivalents                  831,614                  (17,491)
Cash and cash equivalents at beginning of period                      488,872                   27,868
                                                                  -----------              -----------
Cash and cash equivalents at end of period                        $ 1,320,486              $    10,377
                                                                  ===========              ===========
Supplemental  Disclosure of Cash Flow Information:

Cash paid during the period for:

Interest                                                          $   261,354              $    64,166

Supplemental Schedule of Non-cash Financing Activities:

Issuance of shares for purchase of NS California                  $   200,000              $      --

Net accrual of dividends on Series A Preferred Stock              $     9,935              $    35,763

Issuance of common stock for services rendered                    $   128,398              $   236,122

Compensatory element of stock options                             $   412,153              $     3,196

           See accompanying notes to consolidated financial statements

                          NEOSTEM, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY

   We are in the business of operating a commercial autologous (donor and recipient are the same) adult stem cell bank and are pioneering the pre-disease collection, processing and long-term storage of adult stem cells that donors can access for their own present and future medical treatment. On January 19, 2006 we consummated the acquisition of the assets of NS California, Inc., a California corporation ("NS California") relating to NS California's business of collecting and storing adult stem cells. Effective with the acquisition, the business of NS California became our principal business, rather than our historic business of providing capital and business guidance to companies in the healthcare and life science industries. We now provide adult stem cell processing, collection and banking services with the goal of making stem cell collection and storage widely available, so that the general population will have the opportunity to store their own stem cells for future healthcare needs. We also hope to become the leading provider of adult stem cells for therapeutic use in the burgeoning field of regenerative medicine for potentially addressing heart disease, types of cancer and other critical health problems.

   We have engaged in various capital raising activities to pursue new business opportunities, raising approximately $1,325,000 in 2005 and $3,573,000 in 2006 through the sale of our Common Stock, warrants and convertible promissory notes. Such capital raising activities are enabling us to pursue our business plan and grow our adult stem cell collection and storage business, including expanding marketing and sales activities. However, in order to fully develop our business, we will need to raise additional funds.

   On August 29, 2006, our stockholders approved an amendment to our Certificate of Incorporation to effect a reverse stock split of our Common Stock at a ratio of one-for-ten shares and to change our name from Phase III Medical, Inc. to NeoStem, Inc. All numbers in this report have been adjusted to reflect the reverse stock split which was effective as of August 31, 2006.

   NeoStem, Inc. was incorporated under the laws of the State of Delaware in September 1980 under the name Fidelity Medical Services, Inc. Our corporate headquarters is located at 420 Lexington Avenue, Suite 450, New York, NY 10170, our telephone number is (212) 584-4184 and our website address is www.neostem.com. The information contained on our website is not a part of this filing.

   Prior to the NS California acquisition, the business of the Company was to provide capital and business guidance to companies in the healthcare and life science industries, in return for a percentage of revenues, royalty fees, licensing fees and other product sales of the target companies. Additionally, through June 30, 2002, the Company was a provider of extended warranties and service contracts via the Internet at warrantysuperstore.com. The Company is still engaged in the "run off" of such extended warranties and service contracts.

NOTE 2 - BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2006 and December 31, 2005, the results of operations for the three months and nine months ended September 30, 2006 and 2005 and the cash flows for the nine months ended September 30, 2006 and 2005. The results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. All numbers in this report have been adjusted to reflect the reverse stock split which was effective as of August 31, 2006.

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

   In July 2006, the FASB interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued regarding accounting for, and disclosure of, uncertain tax positions. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact this interpretation will have on its results of operations and financial position.

   In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157 Fair Value Measurements. This statement defines fair value, establishes a fair value hierarchy to be used in generally accepted accounting principles and expands disclosures about fair value measurements. Although this statement does not require any new fair value measurements, the application could change current practice. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this statement to its financial position and results of operations.

   In September 2006, the FASB issued SFAS No. 158 Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires a company to recognize the funded status of a benefit plan as an asset or a liability in its statement of financial position. In addition, a company is required to measure plan assets and benefit obligations as of the date of its fiscal year-end statement of financial position. The recognition provision of this statement, along with additional disclosure requirements, is effective for fiscal years ending after December 15, 2006, while the measurement date provision is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of this statement to its financial position.


NOTE 4 -STOCK OPTIONS

   The Company's Equity Participation Plan (the "Plan") permits the grant of share options and shares to its employees, Directors, consultants and advisors for up to 25,000,000 shares of common stock as stock compensation. The Board of Directors has adopted a resolution providing that it will not grant options to purchase shares, in any calendar year, exceeding 10% of the number of shares of Common Stock outstanding on a fully diluted basis. All stock options under the Equity Participation Plan are generally granted at the fair market value of the common stock at the grant date. Employee stock options vest ratably over a period determined at time of grant and generally expire 10 years from the grant date.

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

   As a result of the adoption of FAS 123 (R), the Company's results for the three month and nine month period ended September 30, 2006 include share-based compensation expense totaling approximately $76,392 and $462,908 respectively. Such amounts have been included in the consolidated statements of income within general and administrative expenses. Stock compensation expense recorded under APB No. 25 in the consolidated statements of operations for the three months and nine months ended September 30, 2005 totaled $0.

   Stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award.

   The weighted average estimated fair value of stock options granted in the three months and nine months ended September 30, 2006 was $.54 and $.61, respectively. The weighted average estimated fair value of stock options granted in the three months and nine months ended September 30, 2005 was $.50 and $.51, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2006, the Company took into consideration the guidance under SFAS 123(R) and SAB No. 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

   The assumptions made in calculating the fair values of options are as follows:


                                       Three Months Ended                       Nine Months Ended
                                          September 30,                            September 30,
                               --------------------------------------   --------------------------------------
                                      2006                2005                2006                 2005
                               -----------------    -----------------   -----------------    -----------------
Expected   term  (in                  10                   10                  10                   10
years)

Expected volatility                  179%                 200%                193%                 200%

Expected    dividend
yield                                  0%                   0%                  0%                   0%

Risk-free   interest
rate                                2.80%                2.80%               2.80%                2.80%



   The following table addresses the additional disclosure requirements of FAS 123(R) in the period of adoption. The table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

                                                                         Three Months
                                                                            Ended               Nine Months Ended
                                                                      September 30, 2005        September 30, 2005
                                                                     ----------------------    --------------------
Net loss, as reported                                                  $   (575,351)               $(1,218,087)

Add: Stock based compensation included in
reported net income                                                               -                         -

Deduct: Total stock based compensation
expense determined under the fair value
based method for all awards (no tax effect)                                 (49,553)                   (85,005)

                                                                     ----------------------    ------------------------
Pro forma net loss                                                     $   (624,904)               $(1,303,092)
                                                                     ======================    ========================
Net loss per share:
Basic, as reported                                                        ($0.11)                      ($0.28)
Basic, proforma                                                           ($0.12)                      ($0.30)


                                                                    Weighted Average    Weighted Average
                                                                   Exercise Price Per      Remaining        Aggregate Intrinsic
                                                Number of Shares          Share         Contractual Term          Value
                                               ------------------- ------------------ ------------------   ---------------------
Stock Options
Outstanding at December 31, 2005                         1,788,500         $0.68

Granted                                                  1,182,500         $0.86
Exercised

Forfeited/expired                                         (50,000)         $0.60
                                               -------------------
Outstanding at September 30, 2006                        2,921,000         $0.76              8.74             $1,051,357
                                               ===================
Vested and Exercisable at September 30, 2006             1,990,167         $0.68              7.00             $  729,744
                                               ===================

   As of September 30, 2006, there was $ 534,522 of total unrecognized compensation costs related to unvested stock option awards which are expected to vest over a weighted average life of .67 years.

                                                                            Weighted
                                                                            Average
                                                                            Grant Date
                                                                 Options    Fair Value
                                                               -----------  ----------


                  Nonvested at December 31, 2005                   580,000     $0.50
                  Granted                                        1,182,500     $0.58
                  Vested                                          (781,667     $0.57
                  Forfeited                                        (50,000     $0.50
                                                               -----------
                  Nonvested at September 30, 2006                  930,833     $0.57
                                                               ===========


   The total fair value of shares vested during the nine month period ended September 30, 2006 was $418,591.

   On June 2, 2006 the Company accelerated the vesting dates of 525,000 stock options granted to certain officers and senior staff of the Company. The Company also adopted an Executive Officer Compensation Plan, effective as of June 2, 2006, in connection with a a purchase agreement for the sale of 4,724,999 shares of the Company's Common Stock to seventeen accredited investors, with and pursuant to the letter agreements each officer agreed to be bound by the Executive Officer Compensation Plan. In addition to the conversion of accrued salary, the letter agreements provide for a reduction by 25% in base salary for each officer and the granting of options to purchase shares of Common Stock under the Company's 2003 Equity Participation Plan which become exercisable upon the Company achieving certain revenue milestones.



NOTE 5 - NOTES PAYABLE

   On March 17, 2003, the Company commenced a private placement offering to raise up to $250,000 in 6-month promissory notes in increments of $5,000 bearing interest at 15% per annum. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, were eligible to purchase these promissory notes. The Company raised the full $250,000 through the sale of such promissory notes, resulting in net proceeds to the Company of $225,000, net of offering costs. The notes contain a default provision which raises the interest rate to 20% if the notes are not paid when due. As of June 30, 2006, $90,000 was converted into 153,000 shares of the Company's Common Stock and $95,000 has been repaid and the remaining balance of $65,000 was paid in full in September, 2006.

   In August 2004, the Company sold 30 day 20% notes in the amount of $55,000 to two accredited investors to fund current operations. As of September 30, 2006, $30,000 of these notes has been paid and $25,000 converted into 42,500 shares of the Company's Common Stock. All interest payments have been paid timely. In December 2004, the Company sold four notes to four accredited investors totaling $100,000 with interest rates that range from 8% to 20%. As of September 30, 2006, $15,000 has been repaid and $85,000 converted into 144,500 shares of the Company's Common Stock, and as of September 30, 2006 there are no amounts due. All interest payments have been made timely.

   In March 2005, the Company sold a 30 day 8% note in the amount of $17,000, in August 2005, an 8% note in the amount of $10,000 and in September 2005, two 8% notes in the amounts of $6,000 and $15,000 to its then President and then CEO, totaling $48,000 and were all due on demand. In January 2006, all notes were repaid. The interest on these notes was made timely.

   On December 30, 2005, the Company sold $250,000 of convertible nine month Promissory Notes which bear 9% simple interest with net proceeds to the Company of $220,000. These convertible notes were sold in connection with a subscription agreement between the Company and certain investors in which Westpark Capital, Inc. ("Westpark") acted as the placement agent. (The convertible notes and warrants sold in December, 2005 and January, 2006 in the transaction in which Westpark acted as the placement agent is sometimes referred to here in as the "Westpark Private Placement") The Company recorded a debt discount associated with the conversion feature in the amount of $83,333. For the three months and nine months ended September 30, 2006, the Company charged $27,575 and $83,333 of the debt discount to interest expense, respectively. The debt discount recorded of $83,333 does not change the amount of cash required to pay off the principal value of these Promissory Notes, at any time during the term, which was $250,000 as of June 30, 2006 and $50,000 as of October 31, 2006. As part of the Westpark Private Placement, these Promissory Notes have 41,667 detachable warrants for each $25,000 of debt, which entitle the holder to purchase one share of the Company's Common Stock at a price of $1.20 per share. The warrants are exercisable for a period of three years from the date of the Promissory Note. In 2005, the Company recorded an expense of $2,573 associated with the warrants as their fair value using the Black Scholes method. The Promissory Notes convert to the Company's Common Stock at $.60 per share. The Promissory Notes are convertible at any time into shares of Common Stock at the option of the Company subsequent to the shares underlying the Promissory Notes and the shares underlying the warrants registration if the closing price of the Common Stock has been at least $1.80 for a period of at least 10 consecutive days prior to the date on which notice of conversion is sent by the Company to the holders of the Promissory Notes. Pursuant to the terms of the WestPark Private Placement, the Company agreed to file with the SEC and have effective by July 31, 2006, a registration statement registering the resale by the Noteholders in the WestPark Private Placement of the shares of Common Stock underlying the convertible notes and the warrants sold in the WestPark Private Placement. This registration statement was not made effective by July 31, 2006 and certain additional rights have accrued to the Convertible Promissory Noteholders. In connection with this event the Company approached Convertible Promissory Noteholders with proposals to extend the term or convert their debt positions into Common Stock under terms that are more favorable than the subscription agreement calls for (below is a detailed description of these proposals and the amount of debt that has been extended or converted into Common Stock).

   In January 2006, the Company sold an additional $250,000 of convertible nine month Promissory Notes which bear 9% simple interest with net proceeds to the Company of $223,880 as part of the Westpark Private Placement. The Company recorded a debt discount associated with the conversion feature in the amount of $129,167. For the three months and nine months ended September 30, 2006, the Company charged $46,994 and $127,932 of the debt discount to interest expense, respectively. The debt discount recorded of $129,167 does not change the amount of cash required to pay off the principal value of these Promissory Notes, at any time during the term, which was $250,000 at June 30, 2006 and $25,000 at October 31, 2006. These Promissory Notes also have 41,667 detachable warrants for each $25,000 of debt, which entitle the holder to purchase one share of the Company's Common Stock at a price of $1.20 per share. The warrants are exercisable for a period of three years from the date of the Promissory Note. The Promissory Notes convert to the Company's Common Stock at $.60 per share. The Promissory Notes are convertible at anytime into shares of Common Stock at the option of the Company subsequent to the shares underlying the Promissory Notes and the shares underlying the warrants registration if the closing price of the Common Stock has been at least $1.80 for a period of at least 10 consecutive days prior to the date on which notice of conversion is sent by the Company to the holders of the Promissory Notes. Pursuant to the terms of the WestPark Private Placement, the Company agreed to file with the SEC and have effective by July 31, 2006, a registration statement registering the resale by the Noteholders in the WestPark Private Placement of the shares of Common Stock underlying the convertible notes and the warrants sold in the WestPark Private Placement. This registration statement was not filed on July 31, 2006 and certain additional rights have accrued to the Convertible Promissory Noteholders. In connection with this event the Company approached Convertible Promissory Noteholders with proposals to extend the term or convert their debt positions into Common Stock under terms that are more favorable than the subscription agreement calls for. On September, 2006 the Company filed with the SEC a registration statement registering the resale by the Noteholders of the WestPark Private Placement of the shares of Common Stock underlying the convertible promissory notes and the warrants sold in the WestPark Private Placement, this registration statement became effective on November 6, 2006.

   Pursuant to the terms of the WestPark Private Placement, the Company agreed to file with the SEC and have effective by July 31, 2006, a registration statement registering the resale by the Noteholders in the WestPark Private Placement of the shares of Common Stock underlying the convertible promissory notes and the warrants sold in the WestPark Private Placement. In the event the Company does not do so, (i) the conversion price of the convertible promissory notes is reduced by 5% each month, subject to a floor of $.40;
   (ii) the exercise price of the warrants is reduced by 5% each month, subject to a floor of $1.00 and (iii) the warrants may be exercised pursuant to a cashless exercise provision. The Company did not have the registration statement effective by July 31, 2006 and requested that the Noteholders in the WestPark Private Placement extend the date by which the registration statement is required to be effective until February 28, 2007. The Company also offered to the Noteholders the option of (A) extending the term of the convertible note for an additional four months from the maturity date in consideration for which (i) the Company shall issue to the Noteholder for each $25,000 in principal amount of the convertible note 5,682 shares of unregistered Common Stock; and (ii) the exercise price per warrant shall be reduced from $1.20 to $.80, or (B) converting the convertible note into shares of the Company's Common Stock in consideration for which (i) the conversion price per conversion share shall be reduced to $.44; (ii) the Company shall issue to the Noteholder for each $25,000 in principal amount of the Note, 11,364 shares of Common Stock; (iii) the exercise price per warrant shall be reduced from $1.20 to $.80; and (iv) a new warrant shall be issued substantially on the same terms as the original Warrant to purchase an additional 41,667 shares of Common Stock for each $25,000 in principal amount of the convertible note at an exercise price of $.80 per share. Pursuant to this, the Noteholder also was asked to waive any and all penalties and liquidated damages accumulated as of the date of the agreement. This offer was terminated on August 31, 2006. By August 31, 2006 Noteholders owning $237,500 of the $500,000 of convertible promissory notes had agreed to convert the convertible note into shares of the Company's Common Stock for consideration described above and Noteholders holding $162,500 of the $500,000 of convertible promissory notes had agreed to extend the term of the convertible note for an additional four months from the maturity date for consideration described above. The Company issued 539,772 shares of Common Stock as the result of the conversion of $237,500 of convertible promissory notes with a fair value of $275,568 and 107,954 shares of Common Stock as consideration for early conversion of such notes with a fair value of $55,115. In addition, the Company issued 395,833 warrants with a fair value of $221,360 for Noteholders that agreed to an early conversion of their convertible promissory notes. The Company also recorded a charge of $31,221 as the value associated with the repricing of warrants originally issued in December, 2005. Amounts in excess of the face value of the convertible promissory notes, the consideration tendered for early conversion of these notes, the fair value of the warrants issued as the result of early conversion and the repricing of warrants have been accounted for as interest expense. The Company issued 36,932 shares of Common Stock as consideration for extending the term of the convertible notes for an additional four months with a fair value of $21,023. The fair value of this Common Stock has been accounted for as interest expense.

   In September, 2006 a new offer was extended to the remaining Noteholders to convert the convertible note into shares of the Company's Common Stock in consideration for which (i) the conversion price per conversion share shall be reduced to $.44; (ii) the exercise price per warrant shall be reduced from $1.20 to $.80 and (iii) a new warrant shall be issued substantially on the same terms as the original Warrant to purchase an additional 41,667 shares of Common Stock for each $25,000 in principal amount of the convertible note at an exercise price of $.80 per share. Pursuant to this, the Noteholder was asked to waive any and all penalties and liquidated damages accumulated as of the date of the agreement. By September 30, 2006 Noteholders owning $125,000 convertible promissory notes agreed to convert the convertible note into shares of the Company's Common Stock for consideration described above. The Company issued 284,090 shares of Common Stock with a fair value of $232,954. In addition, the Company issued 208,334 warrants with a fair value of $81,721 for Noteholders that agreed to an early conversion of their convertible promissory notes. The Company also recorded a charge of $31,221 as the value associated with the repricing of warrants originally issued in December, 2005. Amounts in excess of the face value of the convertible promissory notes, the consideration tendered for early conversion of these notes, the fair value of the warrants issued as the result of early conversion and the repricing of warrants have been accounted for as interest expense.

   In connection with the NS California acquisition, the Company assumed a 6% note due to Tom Hirose, a former employee of NS California in the amount of $15,812. As of September 30, 2006, $1,312 remains unpaid. Payments are made in the amount of $1,500 per month and will continue until all amounts due including interest are paid.

   On May 17, 2006, the Company sold an 8% promissory note in the amount of $20,000 due on demand to Robin Smith, the Company's then Chairman of the Advisory Board. This promissory note was paid off on June 2, 2006.

   The Company has financed certain insurance polices and has notes payable balance due at September 30, 2006 of $78,654 related to these policies. These notes require monthly payments and mature in less than one year.

NOTE 6 - SERIES "A" MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

   The Certificate of Designations for the Company's Series A $.07 Convertible Preferred Stock ("Series A Preferred Stock") provided that at any time after December 1, 1999 any holder of Series A Preferred Stock may require the Company to redeem his shares of Series A Preferred Stock (if there are funds with which the Company may legally do so) at a price of $1.00 per share. Notwithstanding the foregoing redemption provisions, if any dividends on the Series A Preferred Stock are past due, no shares of Series A Preferred Stock may be redeemed by the Company unless all outstanding shares of Series A Preferred Stock are simultaneously redeemed. The holders of Series A Preferred Stock may convert their Series A Preferred Stock into shares of Common Stock of the Company at a price of $5.20 per share. On March 17, 2006, the stockholders of the Company voted to approve an amendment to the Certificate of Incorporation which permits the Company to issue in exchange for all 681,171 shares of Series A Preferred Stock outstanding and its obligation to pay $538,498 (or $.79 per share) in accrued dividends thereon, a total of 544,937 shares of Common Stock (eight tenths (.8) shares of Common Stock per share of Series A Preferred Stock). Pursuant thereto, at September 30, 2006, all outstanding shares of Series A Preferred Stock were cancelled and converted into Common Stock. Therefore at September 30, 2006 and December 31, 2005, there were 0 and 68,117 shares of Series A Preferred Stock outstanding.


NOTE 7 - STOCKHOLDERS' EQUITY

  (a) Common Stock:

   In January 2006, the Company issued 76,500 shares of its Common Stock in exchange for $45,000 of notes payable. In addition, the Company issued 25,000 shares of its Common Stock to Westpark as additional compensation for its role as placement agent in the Westpark Private Placement. The fair value of these shares was $22,750 which was charged to expense. In connection with the acquisition of certain assets of NeoStem, the Company issued 200,000 shares of its Common Stock to NeoStem. An additional 200,000 shares of the Company's Common Stock are being held in escrow pending any potential claims that may be made in connection with the NeoStem transaction to be released one year from the closing less any shares reclaimed due to amounts paid in cash in lieu of stock. The Company issued 100,000 additional shares of its Common Stock in escrow pending the approval of the license for the laboratory used for the collection of stem cells. The agreement calls for 1,667 shares to be forfeited each day the license is not obtained past February 15, 2006, with a maximum of 100,000 shares of Common Stock subject to forfeiture. The license was obtained in May, 2006 and therefore the Company has notified NeoStem of the requirement that the 100,000 shares be forfeited to the Company. Subsequent to the closing of the NeoStem transaction, the Company issued 201,223 shares of its Common Stock in payment of obligations assumed by the Company. In certain cases, the Company issued shares with a fair market value on the date of issuance of $98,600 which was greater than the debt being paid and therefore recorded additional expense of $28,344.

   In March 2006, the Company sold 60,227 shares of its Common Stock to five accredited investors at a per share price of $.44 resulting in net proceeds to the Company of $26,500.

   In April and May 2006 the Company sold 351,319 shares of its Common Stock to eleven accredited investors at a per share price of $.44 resulting in net proceeds to the Company of $154,600

   In May 2006, the Company entered into an advisory agreement with Duncan Capital Group LLC ("Duncan"). Pursuant to the advisory agreement, Duncan is providing to the Company on a non-exclusive "best efforts" basis, services as a financial consultant in connection with any equity or debt financing, merger, acquisition as well as with other financial matters. In return for these services, the Company is paying to Duncan a monthly retainer fee of $7,500, 50% of which may be paid by the Company in shares of its Common Stock valued at fair market value and reimbursing it for its reasonable out-of-pocket expenses in an amount not to exceed $12,000. Pursuant to the advisory agreement, Duncan also agreed, subject to certain conditions, that it or one of its affiliated entities would act as lead investor in a proposed private placement (the "Duncan Private Placement") of shares of Common Stock and warrants to purchase shares of Common Stock in an amount that is not less than $2,000,000 or greater than $3,000,000. In consideration for such role, Duncan received a fee of $200,000 in cash and 240,000 shares of restricted Common Stock. On June 2, 2006, pursuant to the Duncan Private Placement, the Company sold 4,724,999 shares of its Common Stock to seventeen accredited investors at a per share price of $.44 resulting in gross proceeds of $ 2,079,000, In connection with this transaction the Company issued 2,362,499 common stock purchase warrants to these seventeen investors. These Common Stock purchase warrants have a term of 5 years and exercise price of $.80 per share. From the proceeds of sale of Common Stock a fee of $200,000 was paid to Duncan and 240,000 Common shares were issued to Duncan. In addition Dr. Robin Smith was paid a fee of $100,000 and 100,000 Common shares were issued to her in connection with an Advisory Agreement dated September 14, 2005 as amended by the Supplement to Advisory Agreement dated January 18, 2006 and Dr. Smith's employment agreement with the Company dated June 2, 2006.

   On June 2, 2006 certain employees and members of senior management agreed to take common stock as the net pay on $278,653 of unpaid salary that dated back to 2005. This resulted in the issuances of 379,982 shares of common stock, valued at $167,192, or $.44 per share, the balance of the unpaid salary was used to pay the withholding taxes which are associated with those earnings.

   On June 2, 2006 Dr. Robin Smith was appointed Chairman and CEO of the Company. In connection with Dr. Smith's appointment 200,000 shares of common stock were issued to Dr. Smith valued at $88,000 which was reflected as compensation expense in the three months ended June 30, 2006. In addition, Dr. Smith was granted common stock options to purchase 540,000 shares of the Company's common stock, which 300,000 option shares vested immediately, 120,000 option shares vest on the first anniversary of the effective date and 120,000 option shares vest on the second anniversary of the effective date. The exercise price of the options are (i) $.53 as to the first 100,000 option shares, (ii) $.80 as to the second 100,000 option shares, (iii) $1.00 as to the third 100,000 option shares, (iv) $1.60 as to the next 120,000 option shares, and (v) $2.50 as to the balance.

   In July and August 2006, the Company sold an aggregate of 3,977,273 shares of Common Stock to 34 accredited investors at a per share price of $.44 resulting in gross proceeds to the Company of $1,750,000. In July and August 2006, the Company issued an aggregate of 83,405 shares of Common Stock in conversion of an aggregate of $40,657 in accounts payable owed to certain vendors. The per share conversion price ranged from $.44 to $.56. In addition, in August 2006, the Company issued 131,759 shares of Common Stock in payment for services rendered equal to $77,840, at a per share price of $.59.

   In July and August 2006, in connection with the offer to Noteholders for early conversion of the Convertible Promissory Notes of the WestPark Private Placement, the Company issued 539,772 shares of Common Stock at a per share price of $.51 and 107,954 shares of Common Stock as consideration for early conversion of such notes with a per share price of $.51

   In July 2006, in connection with the offer to Noteholders for the extension of due dates of the Convertible Promissory Notes of the WestPark Private Placement, the Company issued 36,932 shares of Common Stock with a per share price of $.57.

In September 2006, in connection with the offer to Noteholders for early conversion of the Convertible Promissory Notes of the WestPark Private Placement, the Company issued 284,090 shares of Common Stock with a per share price of $.82.

 (b) Warrants:

   The Company has issued Common Stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company. A total of 6,117,219 shares of Common Stock are reserved for issuance upon exercise of outstanding warrants as of September 30, 2006 at prices ranging from $0.50 to $1.20 and expiring through September 2011. In connection with the September 2003 equity private placement, the Company issued a 5 year warrant to purchase 28,250 shares of its Common Stock at an exercise price of $1.20 per share to its retained placement agent, Robert M. Cohen & Company. The warrant contains piggyback registration rights. From August 2004 through January 20, 2005, the Company issued three year warrants to purchase a total of 15,000 shares of its Common Stock at $.50 per share to Consulting For Strategic Growth, Ltd., the Company's investor relations firm. On September 14, 2005, the Company issued 24,000 Common Stock purchase warrants to its then Chairman of its Advisory Board, Dr. Robin Smith. These warrants were scheduled to vest at the rate of 2,000 per month beginning with September 14, 2005. The vesting of these warrants was accelerated so that they became immediately vested on June 2, 2006 pursuant to Dr. Smith's employment agreement. Each warrant entitles the holder to purchase one share of the Company's Common Stock at a price of $.80 per share. The warrant expires three years from issuance. In December 2005 and January 2006, the Company issued an aggregate of 458,333 Common Stock purchase warrants, in each period, to the investors and placement agent. Each warrant entitles the holder to purchase one share of Common Stock at a price of $1.20 per share for a period of three years. In March 2006, the Company issued 12,000 Common Stock purchase warrants to Healthways Communications, Inc., the Company's marketing consultants. These warrants vest 2,000 per month beginning March 2006 and entitle the holder to purchase one share of Common Stock at a price of $1.00 per share for a period of three years. In 2006 the Healthways Communications, Inc. agreement was terminated and 4,000 Common Stock purchase warrants issued to Healthways Communications, Inc. were cancelled. On June 2, 2006, pursuant to the Duncan Private Placement, the Company sold 4,724,999 shares of its Common Stock to seventeen accredited investors at a per share price of $.44 resulting in gross proceeds of $2,079,000, In connection with this transaction the Company issued 2,362,499 common stock purchase warrants to these seventeen investors. These common stock purchase warrants have a term of 5 years and exercise price of $.80 per share.

   In connection with the July and August sale of common stock to 34 accredited investors the Company issued 1,988,637 Common Stock purchase warrants with a term of five years and per share exercise price of $.80.

   In July and August, 2006, in connection with the offer to Noteholders for early conversion of the Convertible Promissory Notes of the WestPark Private Placement, the Company issued 395,833 warrants. These common stock purchase warrants have a term of three years and exercise price of $.80 per share.

   In August, 2006, the Company issued warrants to purchase an aggregate of 170,000 shares of Common Stock at $0.80 per share to four persons under advisory agreements. Such warrants are each exercisable for three years from the date of issue.

   In September, 2006, in connection with the offer to Noteholders for early conversion of the Convertible Promissory Notes of the WestPark Private Placement, the Company issued 208,334 warrants. These common stock purchase warrants have a term of three years and exercise price of $.80 per share.

 (c) Stock Option Plans:

   In February 2003, the Company adopted the 2003 Equity Participation Plan, which was approved by stockholders at the Company's Annual Meeting on July 24, 2003 and amended by approval of stockholders at the Company's Annual Meeting on July 20, 2005 and further amended by the Board of Directors on October 10, 2006. Under this plan, the Company has reserved 25,000,000 shares of common stock for the grant of incentive stock options and non-statutory stock options to employees and non-employee directors, consultants and advisors.

   Information with respect to options under the 2003 Equity Participation Plan is summarized as follows:


                                            For the Three Months Ended                  For the Nine Months Ended
                                                September 30, 2006                          September 30, 2006
                                         -------------------------------------    ------------------------------------------
                                              Shares               Prices                Shares                 Prices
                                         -----------------    ----------------    --------------------    ------------------
Outstanding at beginning of period              2,875,000        $0.30 to $2.50          1,788,500       $0.30 to $1.80

Granted                                            46,000         $0.44 to $.60          1,182,500       $0.44 to $2.50

Expired                                                 -                     -                  -                    -

Cancelled                                               -                                  (50,000)               $0.60
                                         -----------------                           ----------------
Outstanding at end of period                    2,921,000        $0.30 to $2.50          2,921,000       $0.30 to $2.50
                                         =================                           ================


   Options are usually granted at an exercise price at least equal to the fair value of the common stock at the grant date and may be granted to employees, Directors, consultants and advisors of the Company.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

   On January 20, 2006, Mr. Robert Aholt, Jr. tendered his resignation as Chief Operating Officer of the Company. In connection therewith, on March 31, 2006, the Company and Mr. Aholt entered into a Settlement Agreement and General Release (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the Company agreed to pay to Mr. Aholt the aggregate sum of $250,000 (less applicable Federal and California state and local withholdings and payroll deductions), payable over a period of two years in biweekly installments of $4,807.69 commencing on April 7, 2006, except that the first payment was in the amount of $9,615,38. In the event the Company breaches its payment obligations under the Settlement Agreement and such breach remains uncured, the full balance owed shall become due. The Company and Mr. Aholt each provided certain general releases. Mr. Aholt also agreed to continue to be bound by his obligations not to compete with the Company and to maintain the confidentiality of Company proprietary information. At September 30, 2006 $175,581 was due Mr. Aholt pursuant to the terms of the Settlement Agreement.

   In connection with the Company's acquisition of the assets of NeoStem on January 19, 2006, the Company entered into an employment agreement with Larry
   A. May. Mr. May is the former Chief Executive Officer of NS California. Pursuant to Mr. May's employment agreement, he is to serve as an officer of the Company reporting to the CEO for a term of three years, subject to earlier termination as provided in the agreement. In return, Mr. May will be paid an annual salary of $165,000, payable in accordance with the Company's standard payroll practices, will be entitled to participate in the Company's benefit plans generally available to other executives, including a car allowance equal to $750 per month and was granted on his commencement date an employee stock option under the Company's 2003 Equity Participation Plan to purchase 15,000 shares of the Company's Common Stock at a per share purchase price equal to $.50, the closing price of the Common Stock on the commencement date, which vests as to 5,000 shares of Common Stock on the first, second and third anniversaries of the commencement date. Under certain circumstances, Mr. May is also entitled to a severance payment equal to one year's salary in the event of the early termination of his employment.

   In connection with the Company's acquisition of the assets of NS California on January 19, 2006, the Company entered into an employment agreement with Denis O. Rodgerson. Dr. Rodgerson is one of the founders of NeoStem. Dr. Rodgerson's employment agreement is identical to Mr. May's employment agreement, except that (i) its term is one year; (ii) he was granted an option to purchase 5,000 shares of Common Stock under the Equity Participation Plan vesting in its entirety after one year; and (iii) his agreement does not contain a provision for severance.

   Certain employees and members of senior management of the Company, as a condition of the initial closing under the Securities Purchase Agreement in the Duncan Private Placement, entered into letter agreements with the Company pursuant to which they converted an aggregate of $278,653 of accrued salary into shares of Common Stock at a per share price of $0.44. After adjustments for applicable payroll and withholding taxes which were paid by the Company, the Company issued to such individuals an aggregate of 379,982 shares of Common Stock. The Company also adopted a Compensation Plan, effective as of the date of closing of the Securities Purchase Agreement and pursuant to the letter agreements each officer agreed to be bound by the Compensation Plan. In addition to the conversion of accrued salary, the letter agreements provide for a reduction by 25% in base salary for each officer until the Company achieves certain milestones, the granting of options to purchase shares of Common Stock under the Company's 2003 Equity Participation Plan (the "2003 EPP") which become exercisable upon the Company achieving certain revenue milestones and the acceleration of the vesting of certain options and restricted shares held by the officers.

   On May 26, 2006, the Company entered into an employment agreement with Dr. Robin L. Smith (the "Employment Agreement"), pursuant to which Dr. Smith will serve as the Chief Executive Officer of the Company for a period of two years, which term shall be renewed for successive one-year terms unless otherwise terminated by Dr. Smith or the Company. The effective date of the Employment Agreement was June 2, 2006, the date of the initial closing under the Duncan Private Placement. Dr. Smith shall receive a base salary of $180,000 per year, which shall be increased to $236,000 after the first year anniversary of the effective date of the Employment Agreement. If the Company raises an aggregate of $5,000,000 through equity or debt financing (with the exception of the financing under the Duncan Private Placement), Dr. Smith's base salary shall be raised to $275,000. Dr. Smith shall also be eligible for an annual bonus determined by the Board, a car allowance of $1,000 per month and variable life insurance with payments not to exceed $1,200 per month. Pursuant to the Employment Agreement, Dr. Smith's advisory agreement with the Company, as supplemented, was terminated, except that (i) the vesting of the warrant to purchase 24,000 shares of Common Stock granted there under was accelerated so that the warrant became fully vested as of the effective date of the employment agreement, (ii) Dr. Smith received $100,000 in cash and 100,000 shares upon the initial closing of the Duncan Private Placement,
   (iii) if an aggregate of at least $3,000,000 is raised and/or other debt or equity financings prior to August 15, 2006, Dr. Smith shall receive an additional payment of $50,000, (iv) a final payment of $3,000 relating to services rendered in connection with Dr. Smith's advisory agreement, was paid at the closing of the Duncan Private Placement and (v) all registration rights provided in the advisory agreement shall continue in effect. Upon the effective date of the Employment Agreement, Dr. Smith was awarded under the Company's 2003 Equity Participation Plan 200,000 shares of Common Stock of the Company, and options to purchase 540,000 shares of Common Stock, which options expire ten years from the date of grant. On August 30, 2006, the milestone set forth in (iii) was achieved. Dr. Smith elected to have $30,000 of this amount distributed to certain employees of the Company including its Chief Financial Officer and General Counsel in recognition of their efforts on behalf of the Company. Dr Smith was paid the remaining $20,000.

NOTE 9 - ACQUISITION OF NS CALIFORNIA

   On January 19, 2006 the Company consummated the acquisition of the assets of NS California Inc.,("NS California")relating to NS California's business of collecting and storing adult stem cells, issuing 400,000 shares of the Company's Common Stock with a value of $200,000. In addition, the Company assumed certain liabilities of NS California which totaled $476,972. The underlying physical assets acquired from NS California were valued at $109,123 resulting in the recognition of goodwill in the amount of $558,169. Upon completion of the acquisition the operations of NS California were assumed by Phase III and have been reflected in the Statement of Operations since January 19, 2006. Effective with the acquisition, the business of NS California became the principal business of the Company. The Company provides adult stem cell processing, collection and banking services with the goal of making stem cell collection and storage widely available, so that the general population will have the opportunity to store their own stem cells for future healthcare needs. Presented below is the proforma information for the three and nine months ended September 30, 2006 and 2005 as if the acquisition had occurred on January 1, 2005. The net loss per share for the three and nine months ended September 30, 2006 gives effect to the shares issued in connection with the acquisition.


                                 Three Months Ended September 30,                 Nine Months Ended September 30,
                            -------------------------------------------    ---------------------------------------------
                                   2006                   2005                    2006                    2005
                            --------------------    -------------------    --------------------    ---------------------
 Revenue                      $    6,262                 $  8,218               $   18,786              $   28,201

 Net loss                    ($1,807,307)               ($830,130)             ($4,193,196)            ($2,483,852)

 Net loss per share               ($0.11)                  ($0.16)                 ($0.36)                  ($0.57)


NOTE 10 - RELATED PARTIES

   In connection with the acquisition of NS California, an officer and an employee of the Company, who were then officers of NS California, received Common Stock in payment of liabilities assumed by the Company. Larry May, Chief Financial Officer and Denis Rodgerson, Director of Stem Cell Science, received shares of Common Stock in excess of the value of the liability assumed by the Company. In the case of Mr. May, he received 9,615 shares of Common Stock valued at $4,807 in settlement of a liability assumed by the Company of $2,884. The Company recorded an additional expense of $1,923. In the case of Dr. Rodgerson, he received 67,523 shares of Common Stock valued at $33,761 in settlement of a liability assumed by the Company of $20,257. The Company recorded an additional expense of $13,504.

NOTE 11 - INDUSTRY AND GEOGRAPHICAL SEGMENTAL INFORMATION

   On January 19, 2006, the Company acquired substantially all the assets and operations of NS California, an adult stem cell collection and banking Company. The Company, with this acquisition, will have operations in two segments when NeoStem commences operations. One segment will be the collection and banking of adult stem cells and the other segment remains the "run off" of its sale of extended warranties and service contracts via the Internet, this "run-off" of warranty and service contracts will continue for approximately seven months. As of September 30, 2006, the Company has not realized any revenues from the collecting or banking of adult stem cells. The Company's operations are conducted entirely in the United States. The Company has a "run off" of extended warranties and service contracts which generated a profit for the three months and nine months ended September 30, 2006 of $1,795 and $3,585, respectively.

NOTE 12 - SUBSEQUENT EVENTS

   In September, 2006 an offer was extended to the Noteholders of the WestPark Private Placement to convert the convertible note into shares of the Company's Common Stock in consideration for which (i) the conversion price per conversion share shall be reduced to $.44; (ii) the exercise price per warrant shall be reduced from $1.20 to $.80 and (iii) a new warrant shall be issued substantially on the same terms as the original Warrant to purchase an additional 41,667 shares of Common Stock for each $25,000 in principal amount of the convertible note at an exercise price of $.80 per share. Pursuant to this, the Noteholders were also asked to waive any and all penalties and liquidated damages accumulated as of the date of the agreement. By September 30, 2006 Noteholders owning $125,000 convertible promissory notes agreed to convert the convertible notes into shares of the Company's Common Stock for consideration described above. In October, 2006 Noteholders owning $62,500 convertible promissory notes agreed to convert the convertible note into shares of the Company's Common Stock for consideration described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Quarterly Report on Form 10-Q and the documents incorporated herein contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this Quarterly Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "plan", "intend," "may," "will," "expect," "believe", "could," "anticipate," "estimate," or
   "continue" or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Forward looking statements may not be realized due to a variety of factors, including but not limited to, the Risk Factors described in Part II, Item 1a of this Report and in our annual report on Form 10-K filed with the Securities and Exchange Commission. All forward looking statements are qualified in their entirety by this cautionary note. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.


GENERAL

   On January 19, 2006 the Company consummated the acquisition of the assets of NS California Inc., a California corporation ("NS California") relating to NS California's business of collecting and storing adult stem cells. NS California had been a company to which NeoStem had been providing business guidance. Effective with the acquisition, the business of NS California became the principal business of the Company. The Company now provides adult stem cell processing, collection and banking services with the goal of making stem cell collection and storage widely available, so that the general population will have the opportunity to store their own stem cells for future healthcare needs. The Company also hopes to become the leading provider of adult stem cells for therapeutic use in the burgeoning field of regenerative medicine for potentially addressing heart disease, certain types of cancer and other critical health problems. The Company is utilizing the combined NeoStem and NS California management teams to develop and expand this business.

   Until the NS California acquisition, the business of the Company was providing capital and business guidance to companies in the healthcare and life science industries, in return for a percentage of revenues, royalty fees, licensing fees and other product sales of the target companies. Additionally, through September 30, 2002, the Company was a provider of extended warranties and service contracts via the Internet at warrantysuperstore.com. The Company is still engaged in the "run off" of such extended warranties and service contracts.



RESULTS OF OPERATIONS

   The Company recognizes revenue from its warranty service contracts business over the life of contracts executed. Additionally, the Company purchased insurance to fully cover any losses under the service contracts from a domestic carrier. The insurance premium expense and other costs related to the sale are amortized ratably over the life of the contracts.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

   The Company recognized revenues from the sale of extended warranties and service contracts via the Internet of $6,262 and $18,786 for the three months and nine months ended September 30, 2006, respectively, as compared to $8,218 and $28,201 for the three months and nine months ended September 30, 2005, respectively. The revenues generated in the quarter were derived entirely from revenues deferred over the life of contracts sold in prior periods. Warranty revenue will continue to decline as policy periods expire since the Company is no longer selling extended warranty contracts. It is expected that the recognition of Warranty revenue will end in approximately seven months. As of September 30, 2006, the Company has not realized any revenues from the NS California acquisition. It is anticipated that limited revenues will begin in 2006. Similarly, direct costs incurred, in connection with the extended warranty contracts, were $4,467 and $13,401 for the three and nine months ended September 30, 2006 respectively as compared to $5,750 and $19,770 for the three months and nine months ended September 30, 2005, respectively.

   Selling, general and administration expenses increased approximately $461,755 and $1,866,394 for the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005. The increase in selling, general and administrative expenses for the three months ended September 30, 2006 is primarily due to increases in payroll and related expenses of $60,879, for increase in staff as the result of acquiring NS California, legal expense of $85.978, the compensatory element of stock options issued to staff members in the amount of $76.392, accounting fees of $4,360, rent of $42,734, marketing expenses of $51,659, travel and entertainment of $29,989, website development $45,000, consulting fees of $47,365 and insurance primarily related to NeoStem of $24,848. The increase in selling, general and administrative expenses for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, is primarily due to increases in payroll and related expenses of $285,783, for increase in staff as the result of acquiring NS California, legal expense of $211,714, and the compensatory element of stock options issued to staff members and common stock issued as a signing bonus paid to Dr. Robin Smith upon being appointed Chairman of the Board and Chief Executive Officer in the amount of $462,908 the settlement with Robert Aholt of $250,000, investment banking consulting of $120,565 insurance primarily related to the Company's new business of $114,942, marketing relating to the Company's new business of $93,396, rent of $67,002, laboratory related expenses of $43,024, consulting fees of $56,792, stock transfer fees of $36,744, website development of $49,638 and travel and entertainment of $58,361 relating to the Company's efforts to develop it new business.

   Interest expense increased approximately $792,885 and $1,146,241 for the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005. The increase in interest expense for the three months ended September 30, 2006 is primarily due to the early conversion of the WestPark Convertible Promissory Notes issued in December, 2005 and January, 2006. In July, The Company offered to WestPark Noteholders the option of (A) extending the term of the convertible note for an additional four months from the maturity date in consideration for which (i) the Company shall issue to the investor for each $25,000 in principal amount of the convertible note 5,682 shares of unregistered Common Stock; and (ii) the exercise price per warrant shall be reduced from $1.20 to $.80, or (B) converting the convertible note into shares of the Company's Common Stock in consideration for which (i) the conversion price per conversion share shall be reduced to $.44; (ii) the Company shall issue to the investor for each $25,000 in principal amount of the Note, 11,364 shares of Common Stock; (iii) the exercise price per warrant shall be reduced from $1.20 to $.80; and (iv) a new warrant shall be issued substantially on the same terms as the original Warrant to purchase an additional 41,667 shares of Common Stock for each $25,000 in principal amount of the convertible note at an exercise price of $.80 per share. This offer was terminated on August 31, 2006. The Company issued 539,772 shares of Common Stock as the result of the conversion of $237,500 of convertible promissory notes with a fair value of $275,568 and 107,954 shares of Common Stock as consideration for early conversion of such notes with a fair value of $55,115. In addition, the Company issued 395,833 warrants with a fair value of $221,360 for Noteholders that agreed to an early conversion of their convertible promissory notes. The Company also recorded a charge of $31,221 as the value associated with the repricing of warrants originally issued in December, 2005. Amounts in excess of the face value of the convertible promissory notes, the consideration tendered for early conversion of these notes, the fair value of the warrants issued as the result of early conversion and the repricing of warrants have been accounted for as interest expense. The Company issued 36,932 shares of Common Stock as consideration for extending the term of the convertible notes for an additional four months with a fair value of $21,023. In September, 2006 a new offer was extended to the remaining Noteholders to convert the convertible note into shares of the Company's Common Stock in consideration for which (i) the conversion price per conversion share shall be reduced to $.44; (ii) the exercise price per warrant shall be reduced from $1.20 to $.80 and (iii) a new warrant shall be issued substantially on the same terms as the original Warrant to purchase an additional 41,667 shares of Common Stock for each $25,000 in principal amount of the convertible note at an exercise price of $.80 per share. By September 30, 2006 investors owning $125,000 convertible promissory notes agreed to convert the convertible note into shares of the Company's Common Stock for consideration described above. The Company issued 284,090 shares of Common Stock with a fair value of $232,954. In addition, the  Company  issued  208,334  warrants  with a fair  value  of  $81,721  for
   Noteholders that agreed to an early conversion of their convertible promissory notes. The Company also recorded a charge of $31,221 as the value associated with the repricing of warrants originally issued in December, 2005. These transactions resulted in interest expense of $727,894. The increase in interest expense for the nine months ended September 30, 2006 is also primarily due to the early conversion of the WestPark Convertible Promissory Notes issued in December, 2005 and January, 2006 and accounts for $727,894 of the increase in interest expense for the nine months. In addition, the remainder of the increase was the result of debt discount, warrants issued and interest payments associated with the WestPark Convertible Promissory Notes of $438,364. These increases in interest expense were offset by reductions in interest expense related to the repayment of other debt; and the conversion of Series A Preferred Shares to Common Stock.

   For the reasons cited above the net loss for the three and nine months ended September 30, 2006 of $1,807,307 and $4,193,956 increased over the net loss of $575,351 and $1,218,087 for the three and nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

     The following chart represents the net funds provided by or used in operating, financing and investment activities for each period indicated:


                                         NINE MONTHS ENDED
                                         -----------------
                             SEPTEMBER 30,              SEPTEMBER 30,
                                  2006                       2005
                                  ----                       ----
Cash used in
  Operating Activities        $ (2,867,684)              $ (477,491)

Cash (used) provided by

  Investing Activities        $    (13,073)              $        -

Cash provided by
  Financing Activities        $  3,712,370               $  460,000

   While the Company incurred a net loss of $4,193,956 for the nine months ended September 30, 2006 this loss resulted in uses of cash of $2,867,684. The large difference between operating loss and cash used in operations was the result of a number of non-cash expenses charged to results of operations including; common stock, option and warrant issuances and warrant repricing which were related to services rendered and interest of $1,583,923, amortization and depreciation of $230,224 and interest related to the Series A Preferred of $9,934 which was offset by cash settlements of various accounts payable, notes payable and accrued liabilities of $429,694. Uses of cash for operations also included additions to prepaid expenses and other current assets of $61,049.

   To meet its cash requirement for the nine months ended September 30, 2006, the Company relied on proceeds from the sale of $250,000 of convertible notes and the sale of shares of Common Stock resulting in net proceeds of $3,573,068.

   In July, August and September, 2006 the Company took steps to improve its financial position relative to outstanding debt. To that end in July, the Company offered to WestPark Noteholders the option of (A) extending the term of the convertible note for an additional four months from the maturity date in consideration for which (i) the Company shall issue to the investor for each $25,000 in principal amount of the convertible note 5,682 shares of unregistered Common Stock; and (ii) the exercise price per warrant shall be reduced from $1.20 to $.80, or (B) converting the convertible note into shares of the Company's Common Stock in consideration for which (i) the conversion price per conversion share shall be reduced to $.44; (ii) the Company shall issue to the investor for each $25,000 in principal amount of the Note, 11,364 shares of Common Stock; (iii) the exercise price per warrant shall be reduced from $1.20 to $.80; and (iv) a new warrant shall be issued substantially on the same terms as the original Warrant to purchase an additional 41,667 shares of Common Stock for each $25,000 in principal amount of the convertible note at an exercise price of $.80 per share. This offer was terminated on August 31, 2006. This offer resulted in the conversion of $237,500 of the $500,000 convertible promissory notes to common stock. In addition, Noteholders of $162,500 of convertible notes agreed to extend the due of their notes an additional four months from the maturity date. In September, 2006 a new offer was extended to the remaining Noteholders to convert the convertible note into shares of the Company's Common Stock in consideration for which (i) the conversion price per conversion share shall be reduced to $.44; (ii) the exercise price per warrant shall be reduced from $1.20 to $.80 and (iii) a new warrant shall be issued substantially on the same terms as the original Warrant to purchase an additional 41,667 shares of Common Stock for each $25,000 in principal amount of the convertible note at an exercise price of $.80 per share. This offer resulted in the conversion of $125,000 of the $500,000 convertible promissory notes to common stock. In October, 2006 Noteholders owning $62,500 convertible promissory notes agreed to convert the convertible note into shares of the Company's Common Stock. As of October 31, 2006 there were only $75,000 of the WestPark Convertible Promissory Note outstanding, due in February, 2007. The Company's financial statements have been prepared assuming the Company will continue as a going concern. The Company currently has no operations and limited financial resources to pay its current expenses and liabilities. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INFLATION

   The Company does not believe that its operations have been materially influenced by inflation for the nine months ended September 30, 2006, a situation which is expected to continue for the foreseeable future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 4.  CONTROLS AND PROCEDURES

     (a) During the three month period ended September 30, 2006, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and recorded as applicable, within the time periods specified in the SEC rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by the management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

         (b) Based on their evaluation as of September 30, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and recorded within the time periods specified in the SEC rules and forms

                             PHASE III MEDICAL, INC.

                                     PART II

                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

   SALES OF SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK IN THE OPEN MARKET, OR THE AVAILABILITY OF SUCH SHARES FOR SALE, COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

   We had 19,636,799 shares of Common Stock outstanding as of November 13, 2006. The following securities that may be exercised for, or are convertible into, shares of our Common Stock were issued and outstanding as of November 13, 2006:

   o Options. Stock options to purchase 3,100,998 shares of our Common Stock at a weighted average exercise price of approximately $.76 per share.

   o Warrants. Warrants to 6,221,387 shares of our Common Stock at a weighted average exercise price of approximately $.91 per share.

   o Convertible Promissory Notes. Notes which will convert into 125,000 shares of our Common Stock.

   All the shares of our Common Stock that may be issued under the options, warrants and convertible promissory notes are currently registered for resale with the SEC.



   WE HAVE LIQUIDITY PROBLEMS AND OUR ABILITY TO CONTINUE AS A GOING CONCERN IS UNCERTAIN, WHICH MAY AFFECT OUR ABILITY TO RAISE CAPITAL.

   At September 30, 2006, we had a cash balance of $1,320,486 and working capital of $851,135. Our auditors, Holtz Rubenstein Reminick LLP, have expressed substantial doubt about our ability to continue as a going concern based on our lack of liquidity combined with our history of losses, and it will be more difficult for us to raise capital on favorable terms as a result. Our financial statements do not reflect any adjustments relating to the doubt of our ability to continue as a going concern. We have from time to time raised capital for our activities through the sale of our equity securities and promissory notes. Such capital raising activities are enabling us to pursue our business plan and grow our adult stem cell collection and storage business, including expanding marketing and sales activities as well as pay certain of our outstanding liabilities. Our financial condition still raises substantial doubt about our ability to operate as a going concern. Substantial additional financing is needed.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   The following securities were sold during the third quarter of 2006 in private transactions that, unless otherwise stated, were exempt from registration pursuant to Section 4(2) of the Securities Act and/or Regulation D thereunder: In July and August 2006, the Company sold an aggregate of 3,977,273 shares of Common Stock to 34 accredited investors at a per share price of $.44 resulting in gross proceeds to the Company of $1,750,000. In August 2006, the Company issued to Duncan Capital Group LLC 17,046 shares of Common Stock as an advisory fee payment pursuant to the terms of its advisory agreement. In July and August 2006 the Company issued an aggregate of 83,405 shares of Common Stock in conversion of an aggregate of $40,657 in accounts payable owed to certain vendors. The per share conversion price ranged from $.44 to $.56. In addition, in August 2006, the Company issued 41,667 shares of Common Stock to a service provider in payment for services rendered equal to $25,000 at a per share price of $.60. In August 2006, the Company issued warrants to purchase an aggregate of 170,000 shares of Common Stock at $.80 per share to four persons under advisory agreements. Such warrants are each exercisable for five years from the date of issue. As of October 30, 2006, investors holding $425,000 of the $500,000 of convertible promissory notes issued in the WestPark Private Placement had agreed to convert their notes, and accordingly, the following securities were issued: 965,907 shares of Common Stock in conversion of the notes, an additional 107,958 shares of
   Common  Stock,  and  warrants to purchaser an  additional  708,341  shares of
   Common Stock at $.80 per share. Also as of October 30, 2006, investors holding $162,500 of convertible promissory notes (of which $137,500 in principal amount was subsequently transferred and converted by the transferees, the securities being included in the totals above) had agreed to extend the term of the convertible promissory notes on the terms set forth above, and an additional 36,932 shares of Common Stock were therefore issued to such investors.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  An annual meeting of stockholders was held on August 29, 2006.

(b) The Directors elected at the annual meeting were Robin L. Smith, Mark Weinreb, Wayne A. Marasco and Joseph D. Zuckerman. Such persons are all of the Directors of the Company whose term of office continued after the annual meeting.
(c) The matters voted upon at the annual meeting and the results of the voting, including broker non-votes where applicable, are set forth below:

(i)  Election of Directors

         Name                       In Favor                  Witheld
         ----                       --------                  -------
         Robin L. Smith             9,682,799                 23,382
         Mark Weinreb               9,687,467                 18,714
         Wayne A. Marasco           9,681,470                 24,711
         Joseph D. Zuckerman        9,685,206                 20,975

(ii) The stockholders approved the Amended and Restated Certificate of Incorporation, including amendments effecting a reverse stock split of the Company's Common Stock at a ratio of one-for-ten shares and changing the Company's name from "Phase III Medical, Inc." to "NeoStem, Inc." The stockholders voted 8,533,414 in favor and 1,171,435 against. 1,332 shares abstained from voting.
(iii) The stockholders approved an amendment to the Company's 2003 Equity Participation Plan to fix the number of shares of Common Stock authorized for issuance thereunder at 25,000,000, to provide for the administration of the 2003 EPP by a committee of outside directors and to provide a maximum amount of shares of 10,000,000 that may be granted to any one person in any calendar year. The stockholders voted 7,642,260 shares in favor and 33,153 shares against. 3,425 shares abstained from voting. There were 2,027,343 broker nonvotes.
(iv) The stockholders ratified the appointment by the Board of Holtz Rubenstein Reminick LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 2006. The stockholders voted 9,691,668 shares in favor and 13,066 shares against. 1,448 shares abstained from voting.






ITEM 5. OTHER INFORMATION

         RESIGNATION OF BOARD MEMBER

         Wayne A.  Marasco,  M.D.,  Ph.D.,  a member of the  Company's  Board of
         Directors  and  its  Senior  Scientific  Advisor,   resigned  from  the
         Company's Board of Directors effective as of November 12, 2006.


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


                              NEOSTEM, INC. (Registrant)



                                       By:  /s/ Robin Smith M.D.
                                       --------------------------
                                       Robin Smith, M.D.

                                       Date: November 14, 2006