Form 10-K
period 2006-12-31
NeoStem, Inc.
filed 2007-03-29
CIK 320017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number: 0-10909

                                  NEOSTEM, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                    22-2343568
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

        420 Lexington Avenue
              Suite 450
          New York, New York                                      10170
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:     (212) 584-4180

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
[   ] Yes   [X]  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006 was approximately $4,568,646, based upon the closing sales price of $.50 reported for such date. (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).

On March 26, 2007, 26,351,213 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

Documents incorporated by reference: Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 14, 2007 to be filed with the Commission not later than 120 days after the close of the registrant's fiscal year, have been incorporated by reference, in whole or in part, into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
                                TABLE OF CONTENTS

                                     PART I

                                                                            Page
                                                                            ----
Item 1    Business                                                            3
Item 1A.  Risk Factors                                                       13
Item 1B.  Unresolved Staff Comments                                          19
Item 2    Properties                                                         19
Item 3    Legal Proceedings                                                  19
Item 4    Submission of Matters to a Vote of Security Holders                19

                                     PART II

Item 5    Market for the Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities                 20
Item 6    Selected Financial Data                                            26
Item 7    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             27
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk         35
Item 8    Financial Statements and Supplementary Data                        36
Item 9    Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure                                              36
Item 9A.  Controls and Procedures                                            36
Item 9B.  Other Information                                                  37

                                    PART III

Item 10   Directors, Executive Officers and Corporate Governance             37
Item 11   Executive Compensation                                             37
Item 12   Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters                                       37
Item 13   Certain Relationships and Related Transactions, and Director
           Independence                                                      37
Item 14   Principal Accounting Fees and Services                             37

                                     PART IV

Item 15   Exhibits and Financial Statement Schedules                         38

--------------------------------------------------------------------------------

CAUTION REGARDING FORWARD LOOKING STATEMENTS
--------------------------------------------

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of NeoStem, Inc. (the "Company"), or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this Annual Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "plan," "intend," "may," "will," "expect," "believe," "could," "anticipate," "estimate," or "continue" or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Additionally, statements concerning the Company's ability to develop the adult stem cell business, the future of regenerative medicine and the role of adult stem cells in that future, the future use of adult stem cells as a treatment option and the potential revenue growth of such business are forward-looking statements. The Company's ability to enter the adult stem cell arena and future operating results are dependent upon many factors, including but not limited to:
(i) the Company's ability to obtain sufficient capital or a strategic business arrangement to fund its expansion plans; (ii) the Company's ability to build the management and human resources and infrastructure necessary to support the growth of its business; (iii) competitive factors and developments beyond the Company's control; (iv) scientific and medical developments beyond the Company's control; (v) the Company's inability to obtain appropriate state licenses or any other adverse effect or limitations caused by government regulation of the business; and (vi) other risk factors discussed in Item 1A, "Risk Factors" contained herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1.         BUSINESS

                                    BUSINESS

     NeoStem, Inc. (the "Company") is in the business of operating a commercial autologous (donor and recipient are the same) adult stem cell bank and the pre-disease collection, processing and long-term storage of adult stem cells that donors can access for their own present and future medical treatment. On January 19, 2006 the Company consummated the acquisition of the assets of NS California, Inc., a California corporation ("NS California") relating to NS California's business of collecting and storing adult stem cells. Prior to the acquisition of NS California, the Company's business had been providing capital and business guidance to companies in the healthcare and life science industries, including NS California. The Company now is providing adult stem cell processing, collection and banking services with the goal of making stem cell collection and storage widely available, so that the general population will have the opportunity to store their own stem cells for current and future healthcare needs. Using its proprietary process, the Company provides the infrastructure, methods and systems that allow adults to have their stem cells safely collected and conveniently banked for future therapeutic use as needed in the treatment of such life-threatening diseases as diabetes, heart disease and radiation sickness that may result from a bio-terrorist attack or nuclear accident. The Company also hopes to become the leading provider of adult stem cells for therapeutic use in the burgeoning field of regenerative medicine. According to the National Institutes of Health, there are over 600 clinical trials underway relating to the use of adult stem cells, over 200 relating to autologous use, in the treatment of numerous serious diseases and conditions, including those that address cardiac disease, degenerative, autoimmune, neurological and age-related musculoskeletal disorders, as well as diabetes, breast cancer and wound healing. See "--Current Business Operations."

     The Company's prior business was providing capital and business guidance to companies in the healthcare and life science industries, in return for a percentage of revenues, royalty fees, licensing fees and other product sales of the target companies. Additionally, through June 30, 2002, the Company was a provider of extended warranties and service contracts via the Internet at warrantysuperstore.com. The Company is still engaged in the "run off" of such extended warranties and service contracts, which is expected to end in 2007. For a discussion of the Company's involvement in such other activities and Company history, see "--Former Business Operations." In 2004, the Company launched its website www.phase3med.com and in 2006, it launched another website www.neostem.com to support the Company's new business in adult stem cells. The Company's information as filed with the Securities and Exchange Commission is available via a link on its websites as well as at www.sec.gov.

Current Business Operations

     On January 19, 2006, the Company, through a wholly-owned subsidiary, consummated its acquisition of the assets of NS California relating to NS California's business of collecting, processing and storing adult stem cells, pursuant to an Asset Purchase Agreement dated December 6, 2005. The purchase price consisted of 500,000 shares of the Company's Common Stock, plus the assumption of certain enumerated liabilities of NS California and liabilities under assumed contracts. The Company also entered into employment agreements with NS California's chief executive officer and one of its founders as part of the transaction. NS California was incorporated in California in July 2002, and from its inception through the acquisition by the Company was engaged in the sale of adult stem cell banking services. In October 2003, NS California leased laboratory space in a research facility at Cedars Sinai Hospital in California and entered into an agreement with a third party to provide adult stem cell collection services. By December 2003, NS California had outfitted its laboratory with equipment for processing, cryopreservation and storage of adult stem cells. In May 2004, after a validation process and inspection and approval by the State of California, NS California received a biologics license and commenced commercial operations. In January 2005, NS California moved its adult stem cell processing and storage facility to Good Samaritan Hospital in California. NS California was compelled to cease operations because it did not have sufficient assets to complete the revalidation of the new laboratory and NS California's biologics license was suspended. In October 2005, NS California restarted the validation of the laboratory at Good Samaritan Hospital, and on May 29, 2006 the Company was issued a new biologics license from the State of California. Pursuant to the Asset Purchase Agreement, NS California was obligated to return to the Company (out of the 500,000 shares of Common Stock issued) 1,666 shares per day for each day after February 15, 2006 that such biologics license had not been issued up to a total of 100,000. NS California has returned 100,000 shares to the Company.

     The Company is developing NS California's business in the adult stem cell field and seeking to capitalize on the increasing importance the Company believes adult stem cells will play in the future of regenerative medicine. The use of adult stem cells as a treatment option for those who develop heart disease, certain types of cancer and other critical health problems is a burgeoning area of clinical research today. The adult stem cell industry is a field independent of embryonic stem cell research. The Company believes that embryonic stem cell therapies have certain barriers to development due to political, ethical, legal and technical issues. Medical researchers, scientists, medical institutions, physicians, pharmaceutical companies and biotechnology companies are currently developing therapies for the treatment of disease using adult stem cells. As these adult stem cell therapies obtain necessary regulatory approvals and become standard of care, patients will need a service to collect, process and bank their stem cells. The Company intends to provide this service.

Stem Cells

     Stem cells are very primitive and undifferentiated cells that have the unique ability to transform into many different cells, such as white blood cells, nerve cells or heart muscle cells. Stem cells can be found in the bone marrow or peripheral blood of adults. Certain processes can cause the stem cells to leave the bone marrow and enter the blood where they can be collected. The Company currently only works with adult stem cells collected from peripheral blood.

Plan of Operations

     The Company is engaging in the business of autologous adult stem cell collection, processing and banking. The Company intends to generate revenues from the following:

     o    initial collection of adult stem cells

     o    storage of adult stem cells (generating recurring revenue)

     o    utilization of adult stem cells (when stem cells are used)

     It is developing a service model to create a source of stem cells that potentially enables physicians to treat a variety of diseases and engage in research to progress therapeutic development using adult stem cells. The Company anticipates fees being derived from Company-owned collection centers, collection centers operated by members of its physician's network and medical institutions with which it collaborates. It may also seek to obtain government grants and catalogue and store adult stem cells in a biorepository. As this biorepository grows, it is anticipated there will be revenues derived from relationships with pharmaceutical companies and other companies developing stem cell therapies. Additionally, the Company plans to expand its patent portfolio in the adult stem cell arena.

Marketing and Customers

     The Company intends to embark on a significant marketing, advertising and sales campaign individually and through collaborations with others for the purpose of educating physicians and potential clients on the benefits of adult stem cell collection and storage. The Company's "Go-To-Market" strategy is to drive this general awareness. The essence of this strategy is to reach the end-customers as quickly as possible and to accelerate the adoption curve of our service. In addition, the Company plans to utilize marketing resources to increase the membership in its physician's network which members will operate collection centers.

     The Company believes several consumer segments may recognize and experience the long-term benefits from banking their own stem cells. These include:

     o Individuals with a family history of serious diseases that show potential for treatment with stem cell therapies being developed, i.e., diabetes, heart disease, or cancer.

     o    Wellness and regenerative medicine communities.

     o Families who have already banked the umbilical cord blood from their newborns.

     o    Patients diagnosed with cancer, cardiovascular disease, or diabetes.

     The Company is designing its marketing efforts to educate physicians on the benefits both of referring their adult patients to the Company for stem cell banking and participating in our collection program.

     The Company has appointed an experienced medical services marketing director and is utilizing the expertise of certain outside marketing consultants in connection with the expansion of its marketing efforts and intends to increase its marketing personnel.

Company Initiatives

     The Company's current initiatives include plans to:

     o Develop strategic initiatives with cord blood companies, tissue banks and pharmaceutical companies

     o Collaborate with academic institutions on licensing opportunities, build out of collection centers and provision of collection services for ongoing clinical trials

     o Develop partnerships with executive health programs, medical spas and first responder groups

     o Expand the Company's intellectual property portfolio within the stem cell arena

     o Submit grant applications to National Institutes of Health and others to fund Company programs

     o Establish an Adult Stem Cell Foundation to generate awareness of stem cell therapies

Intellectual Property

     We are seeking patent protection for our proprietary technology. The Company acquired two U.S. patent applications which had been submitted by NS California and are pending. The first patent application addresses the process by which we prepare and store stem cells derived from adult peripheral blood by apheresis following mobilization of the stem cells from the bone marrow. The second patent application contains a number of claims relating to, among other things, the use of stored stem cells to form the basis for medical information that will provide statistics on the etiology of disease, and the use of stem cells in the treatment of infectious diseases and breast cancer. There can be no assurance that either of these patent applications will issue as patents. The patent position of biotechnology companies generally is highly uncertain and involves complex legal, scientific and factual questions.

Competition

     For a description of matters relating to competition, please see "Risk Factors--Risks Relating to Competition."

Industry and Geographical Segmental Information

     As a result of the Company's acquisition of substantially all the assets and operations of NS California on January 19, 2006, the Company now has operations in two segments. One segment is the collection, processing and banking of adult stem cells and the other segment remains the "run off" of its sale of extended warranties and service contracts via the Internet. It is expected that this "run-off" of warranty and service contracts will end in 2007. For further financial information regarding segments, please see the financial statements and notes thereto included elsewhere in Item 8 of this report. The Company's operations are conducted entirely in the United States.

Prior Relationship with NS California

     On March 31, 2004, the Company entered into a joint venture agreement to assist NS California in finding uses of and customers for NS California's services and technology. The Company's initial efforts concentrated on developing programs utilizing NS California's services and technology through government agencies. That agreement was terminated as a result of the NS California acquisition. On September 9, 2005, the Company signed a revenue sharing agreement with NS California pursuant to which the Company had agreed to fund NS California certain amounts to pay pre-approved expenses and other amounts based on a formula relating to the Company's ability to raise capital. Once funded, NS California would pay the Company monthly based on the revenue generated in the previous month with a minimum payment due each month. That agreement was also terminated as a result of the NS California acquisition.

Recent Developments

     In March 2007, the Company signed agreements to expand its physician's network into Las Vegas, Nevada and Eastern Pennsylvania. Agreements to open Adult Stem Cell Collection Centers were signed on terms substantially similar to the Company's agreement for its Adult Stem Cell Collection Center in Encinitas, California (see below), which has already begun collecting patients' stem cells.

     Also in March 2007, the Company engaged Trilogy Capital Partners, Inc. ("Trilogy") as a marketing and investor relations consultant. The agreement is for a 12 month period, terminable by either party after six months upon 30 days' notice, at a monthly fee of $10,000 plus reimbursement of certain budgeted or approved marketing expenses. Pursuant to this agreement, the Company issued to Trilogy warrants to purchase 1,500,000 shares of its Common Stock at a purchase price of $.47 per share. Such warrants vest over a 12 month period at a rate of 125,000 per month, subject to acceleration in certain circumstances, and are exercisable until April 30, 2010.

     In January 2007, the Company entered into a strategic alliance with UTEK Corporation ("UTEK"), a specialty finance company focused on technology transfer, as part of its plan to move forward to expand its proprietary position in the adult stem cell collection and storage arena as well as the burgeoning field of regenerative medicine. The purpose of the agreement is to identify potential technology acquisition opportunities that fit the Company's strategic vision. Through its strategic alliance agreements with companies in exchange for their equity securities, UTEK assists such companies in enhancing their new product pipeline by facilitating the identification and acquisition of innovative technologies from universities and research laboratories worldwide. UTEK is a business development company with operations in the United States, United Kingdom and Israel. In January 2007, the Company issued 120,000 shares of Common Stock to UTEK, vesting as to 10,000 shares per month commencing January 2007.

2007 Financing Activities

     In January and February 2007, the Company raised an aggregate of $2,500,000 through the private placement of 2,500,000 units at a price of $1.00 per unit (the "January 2007 private placement"). Each unit was comprised of two shares of the Company's Common Stock, one redeemable seven-year warrant to purchase one share of Common Stock at a purchase price of $.80 per share and one non-redeemable seven-year warrant to purchase one share of Common Stock at a purchase price of $.80 per share. The Company issued an aggregate of 5,000,000 shares of Common Stock, and warrants to purchase up to an aggregate of 5,000,000 shares of Common Stock at an exercise price of $0.80 per share. Emerging Growth Equities, Ltd ("EGE"), the placement agent for the January 2007 private placement, received a cash fee equal to $171,275 and is entitled to expense reimbursement not to exceed $50,000. The Company also issued to EGE redeemable seven-year warrants to purchase 343,550 shares of Common Stock at a purchase price of $.50 per share, redeemable seven-year warrants to purchase 171,275 shares of Common Stock at a purchase price of $.80 per share and non-redeemable seven-year warrants to purchase 171,275 shares of Common Stock at a purchase price of $.80 per share. Pursuant to the terms of the January 2007 private placement, the Company was obligated to prepare and file, no later than ten days after the filing of the Company's Annual Report on Form 10-K, a registration statement with the SEC to register the shares of Common Stock issued to the investors and the shares of Common Stock underlying the warrants issued to the investors and to EGE. Such registration statement was filed with the SEC on February 7, 2007. The January 2007 private placement was conditioned upon entry by the Company's Board of Directors and executive officers into a lock-up agreement, pursuant to which such directors and officers will not, without the consent of EGE, sell or transfer their Common Stock until the earlier of: (a) six months following the effective date of the registration statement filed to register the shares underlying the units, or (b) twelve months following the sale of the units.

2006 Developments

     On December 15, 2006, the Company entered into a five year agreement with HemaCare Corporation ("HemaCare") pursuant to which HemaCare will provide the Company with collection services for the procurement of adult stem cells from peripheral blood for the purpose of long-term storage. HemaCare will provide services consisting of apheresis collection of adult stem cells from peripheral blood for long-term storage and for other purposes, such as research purposes, if requested by the Company. These services will be provided at either a HemaCare facility, a Company facility or a third party center affiliated with the Company, including members of the Company's physician's network, subject to the terms of HemaCare's license and other regulatory requirements. HemaCare has operations on the West Coast and parts of the Northeast. Additionally, under the agreement HemaCare will provide to the Company standard operating procedures ("SOPs") for the collection of peripheral blood progenitor cells to be used by the Company as its own SOPs and will keep these SOPs up to date. The Company may continue to use the SOPs for up to ten years following termination of the agreement, subject to continued payment by the Company of a maintenance fee. HemaCare will also provide the Company with assistance in staff training and opening other facilities, whether Company owned facilities or a third party center affiliated with the Company, including members of the Company's physician's network.

     The provision of apheresis, services for the collection of adult stem cells from peripheral blood for long term storage, will be provided to the Company on an exclusive basis during the term of the agreement. The Company has also given to HemaCare the first right to negotiate an arrangement with the Company for the provision of other collection services should the Company choose to expand its business model. New inventions that may arise as a result of performance of the services will be the sole property of the Company and we may seek intellectual property protection for such new inventions, if any. The parties have agreed to standard confidentiality obligations during the term of the agreement and for three years thereafter. The agreement is for a term of five years, subject to earlier termination by either party, generally upon 180 days' prior notice. The Company will provide to HemaCare payment for such services as set forth in the agreement, which will be fixed for a 12 month period and may thereafter be increased based on mutual agreement of the parties. The services will be provided by HemaCare in accordance with all FDA regulations and guidelines, licensing requirements of any jurisdiction in which the services are performed cGMP standards and all other applicable federal, state or local laws. This agreement supersedes the terms of a prior agreement with HemaCare acquired by the Company in connection with the acquisition of its adult stem cell business in January 2006 from NS California.

     On September 7, 2006, the Company entered into an Adult Stem Cell Collection Agreement with Ronald Rothenberg, M.D. for the operation by Dr. Rothenberg of a center in Encinitas, California for the collection of adult stem cells from peripheral blood. The collection center has commenced operations and Dr. Rothenberg is responsible for operating the center, including paying associated costs and ensuring it is operated in accordance with applicable laws, regulations and standards of care. As a licensed physician, Dr. Rothenberg is also subject to regulations of the Medical Board of California, as well as ethical and practice standards promulgated by the American Medical Association, among other things. Dr. Rothenberg is also required to use his best efforts to promote the business in the territory of Encinitas and has agreed to customary confidentiality and noncompetition provisions and to pay to the Company a specified fee for administrative, management and other services. Pursuant to this agreement, the Company has granted to Dr. Rothenberg a non-exclusive, non-transferable license, without the right to sublicense, to use the Company's intellectual property and marks in connection with the operation of the collection center. The Company is also providing training and marketing support for the operation of the collection center and will process and store the adult stem cells collected at the collection center. The initial term of the agreement is one year, subject to earlier termination as specified in the agreement, and will be automatically renewed for successive one-year terms unless either party provides 60 days' notice of such party's intent not to renew.

     On August 29, 2006, our stockholders approved an amendment to our Certificate of Incorporation to effect a reverse stock split of our Common Stock at a ratio of one-for-ten shares. The primary purposes of effecting the reverse stock split was (i) to raise the per share market price of the Company's Common Stock to facilitate future financing or to be able to use our capital stock in acquisitions, (ii) to raise the per share price to be able to possibly consider a Nasdaq or other listing for our shares in the future and (iii) to save administrative expenses by reducing the number of our stockholders. All numbers in this report have been adjusted to reflect the reverse stock split which was effective as of August 31, 2006.

     Also on August 29, 2006, our stockholders approved an amendment to our Certificate of Incorporation to change our name from Phase III Medical, Inc. to NeoStem, Inc. As the Company's business efforts are now focused on developing NS California's (previously known as NeoStem, Inc.) business of adult stem cell collection and storage, it was appropriate to change the corporate name to NeoStem, Inc. to better reflect our current business operations.

2006 Financing Activities

     In May 2006, the Company entered into an advisory agreement with Duncan Capital Group LLC ("Duncan"). Pursuant to the advisory agreement, Duncan is providing to the Company on a non-exclusive best efforts basis, services as a financial consultant in connection with any equity or debt financing, merger, acquisition as well as with other financial matters. In return for these services, the Company was paying to Duncan a monthly retainer fee of $7,500 (50% of which could be paid by the Company in shares of its Common Stock valued at fair market value) and reimbursing it for its reasonable out-of-pocket expenses up to $12,000. Pursuant to the advisory agreement, Duncan also agreed that it or an affiliate would act as lead investor in a proposed private placement of securities, for a fee of $200,000 in cash and 240,000 shares of restricted Common Stock. On June 2, 2006 (the "June 2006 private placement"), the Company entered into a securities purchase agreement with 17 accredited investors (the "June 2006 investors"). DCI Master LDC, an affiliate of Duncan, acted as lead investor. Duncan received its fee as described above. The Company issued to each June 2006 investor shares of its Common Stock at a per-share price of $0.44 along with a five-year warrant to purchase a number of shares of Common Stock equal to 50% of the number of shares of Common Stock purchased by the June 2006 investor (together with the Common Stock issued, the "June 2006 securities"). The gross proceeds from this sale were $2,079,000. In February 2007, the term of this agreement was extended through December 2007. Additionally, it was amended to provide that the monthly retainer fee be paid by issuing to Duncan an aggregate of 150,000 shares of Common Stock vesting monthly over the remaining term of the agreement.

     Pursuant to the securities purchase agreement for the June 2006 private placement, the Company expanded the size of its Board to four directors, and appointed Dr. Robin L. Smith as Chairman of the Board and Chief Executive Officer of the Company. Dr. Smith, who was previously Chairman of the Advisory Board of the Company, purchased 50,000 shares of Common Stock and warrants to purchase 24,000 shares of Common Stock pursuant to the terms of the securities purchase agreement. The Company also agreed to expand the size of the Board upon the initial closing under the securities purchase agreement to permit DCI Master LDC to designate one additional independent member to the Company's Board of Directors reasonably acceptable to the Company. Richard Berman was appointed to the Company's Board of Directors in November 2006 and serves as such designee. The securities purchase agreement also prohibits the Company from taking certain action without the approval of a majority of the Board of Directors for so long as the purchasers in the June 2006 private placement own at least 20% of the Common Stock, including making loans, guarantying indebtedness, incurring indebtedness that is not already included in a Board approved budget on the date of the securities purchase agreement that exceeds $100,000, encumbering the Company's technology and intellectual property or entering into new or amending employment agreements with executive officers. DCI Master LDC is also granted access to Company facilities and personnel and given other information rights. Pursuant to the securities purchase agreement, all then current and future officers and directors of the Company were to not, without the prior written consent of DCI Master LDC, dispose of any shares of capital stock of the Company, or any securities convertible into, or exchangeable for or containing rights to purchase, shares of capital stock of the Company until three months after the effective date of the registration statement filed with the SEC to register the securities issued in the June 2006 private placement (described below). Such registration statement was declared effective on November 6, 2006.

     The officers of the Company, as a condition of the initial closing under the securities purchase agreement for the June 2006 private placement, entered into letter agreements with the Company pursuant to which they converted an aggregate of $278,653 of accrued salary into shares of Common Stock at a per share price of $0.44. After adjustments for applicable payroll and withholding taxes which were paid by the Company, the Company issued to such officers an aggregate of 379,982 shares of Common Stock. The Company also adopted an Executive Officer Compensation Plan, effective as of the date of closing of the securities purchase agreement and pursuant to the letter agreements each officer agreed to be bound by the Executive Officer Compensation Plan. In addition to the conversion of accrued salary, the letter agreements provided for a reduction by 25% in base salary for each officer until the Company achieves certain milestones, the granting of options to purchase shares of Common Stock under the Company's 2003 Equity Participation Plan which become exercisable upon the Company achieving certain revenue milestones and the acceleration of the vesting of certain options and restricted shares held by the officers. In January 2007, the milestones relating to the reduction in base salary had been achieved; however, the same officers (and in addition the Chief Executive Officer who became an employee in connection with the June 2006 private placement) agreed to subsequent amendments to or replacements of their employment agreements which provided instead for a 20% reduction in base salary and/or agreement by the officer to extend their employment term, as well as certain additional or amended terms.

     In connection with the securities purchase agreement, on June 2, 2006 the Company entered into a registration rights agreement with each of the June 2006 investors (the "June 2006 registration rights agreement"). Pursuant to the June 2006 registration rights agreement, the Company was obligated to prepare and file no later than June 30, 2006 a registration statement with the SEC to register the shares of Common Stock and the warrants issued in the June 2006 private placement. The Company and the June 2006 investors agreed to amend the registration rights agreement and extend the due date of the registration statement to August 31, 2006. A registration statement was filed pursuant thereto and declared effective by the SEC on November 6, 2006.

     Pursuant to the terms of the WestPark private placement (through which the Company raised $500,000 through the sale of convertible promissory notes and warrants in December 2005 and January 2006, in which WestPark Capital, Inc. acted as placement agent), the Company agreed to file with the SEC and have effective by July 31, 2006, a registration statement registering the resale by the investors in the WestPark private placement of the shares of Common Stock underlying the convertible promissory notes and the warrants sold in the WestPark private placement. In the event the Company did not do so, (i) the conversion price of the convertible promissory notes would be reduced by 5% each month, subject to a floor of $.40; (ii) the exercise price of the warrants would be reduced by 5% each month, subject to a floor of $1.00; and (iii) the warrants could be exercised pursuant to a cashless exercise provision. The Company did not have the registration statement effective by July 31, 2006 and requested that the investors in the WestPark private placement extend the date by which the registration statement was required to be effective until February 28, 2007. The Company also offered to the investors the option of (A) extending the term of the convertible note for an additional four months from the maturity date in consideration for which (i) the Company would issue to the investor for each $25,000 in principal amount of the convertible note 5,682 shares of unregistered Common Stock; and (ii) the exercise price per warrant would be reduced from $1.20 to $.80, or (B) converting the convertible note into shares of the Company's Common Stock in consideration for which (i) the conversion price per conversion share would be reduced to $.44; (ii) the Company would issue to the investor for each $25,000 in principal amount of the Note, 11,364 shares of Common Stock; (iii) the exercise price per warrant would be reduced from $1.20 to $.80; and (iv) a new warrant would be issued substantially on the same terms as the original Warrant to purchase an additional 41,667 shares of Common Stock for each $25,000 in principal amount of the convertible note at an exercise price of $.80 per share. Pursuant to this, the investor was also being asked to waive any and all penalties and liquidated damages accumulated as of the date of the agreement.

     In September 2006, the Company revised the offer relating to the option of conversion of the WestPark Notes by eliminating the issuance of the additional 11,364 shares of Common Stock for each $25,000 in principal amount of the Note converted. As of October 30, 2006, investors holding $425,000 of the $500,000 of convertible promissory notes had agreed to convert them into shares of Common Stock and $162,500 (of which $137,500 in principal amount was subsequently transferred and converted by the transferees) had agreed to extend the term of the convertible promissory notes on the terms set forth above. On November 6, 2006, the registration statement was declared effective. In January 2007, the remaining $75,000 in outstanding convertible promissory notes were repaid.

     During July and August 2006, the Company raised an aggregate of $1,750,000 through the private placement of 3,977,273 shares of its Common Stock at $.44 per share and warrants to purchase 1,988,637 shares of Common Stock at $.80 per share (the "Summer 2006 private placement"). The terms of the Summer 2006 private placement were substantially similar to the terms of the June 2006 private placement.

FORMER BUSINESS OPERATIONS

History

     The Company was incorporated under the laws of the State of Delaware in September 1980 under the name Fidelity Medical Services, Inc. On July 28, 1983 the Company changed its name to Fidelity Medical, Inc. From its inception through March 1995, the Company was engaged in the development and sale of medical imaging products through a wholly owned subsidiary. As a result of a reverse merger on March 2, 1995 with Corniche Distribution Limited and its subsidiaries, the Company was engaged in the retail sale and wholesale distribution of stationery and related office products in the United Kingdom. Effective March 25, 1995 the Company sold its medical imaging products subsidiary. On September 28, 1995 the Company changed its name to Corniche Group Incorporated. In February 1996, the Company's United Kingdom operations were placed in receivership by creditors. Thereafter through March 1998 the Company was inactive. On March 4, 1998, the Company entered into a stock purchase agreement with certain individuals (the "initial purchasers") whereby the initial purchasers acquired in aggregate 765,000 shares of a newly created Series B Convertible Redeemable Preferred Stock. Thereafter the initial purchasers endeavored to establish for the Company new business operations in the property and casualty specialty insurance and warranty/service contracts markets. On September 30, 1998 the Company acquired all of the capital stock of Stamford Insurance Company, Ltd. ("Stamford") and commenced operation of a property and casualty insurance business. Stamford provided reinsurance coverage for one domestic insurance company until the fourth quarter of 2000 when the relationship with the carrier was terminated. On April 30, 2001 the Company sold Stamford and was no longer involved in property and casualty specialty insurance. In January 2002, the Company entered into a Stock Contribution Exchange Agreement, as amended, with StrandTek International, Inc., a Delaware corporation ("StrandTek"), certain of StrandTek's principal shareholders and certain non-shareholder loan holders of StrandTek (the "StrandTek transaction"). Certain conditions to closing were not met, and the agreement was formally terminated by the Company and StrandTek in June 2002. In January 2002, the Company advanced to StrandTek a loan of $1,000,000 on an unsecured basis, which was personally guaranteed by certain of the principal shareholders of StrandTek, and a further loan of $250,000 in February 2002, on an unsecured basis. StrandTek defaulted on the payment of $1,250,000, plus accrued interest due to the Company, in July 2002. As a result, the Company commenced legal proceedings against StrandTek and the guarantors to recover the principal, accrued interest and costs of recovery and in May 2003 was granted a final judgment in the amount of $1,415,622 from each corporate defendant, in the amount of $291,405 against each individual defendant and dismissing defendants' counterclaims. The legal action concluded with the Company receiving payments from the guarantors totaling approximately $987,000 in 2003.

WarrantySuperstore.com Internet Business

     The Company's primary business focus through June 2002 was the sale of extended warranties and service contracts over the Internet covering automotive, home, office, personal electronics, home appliances, computers and garden equipment. While the Company managed most functions relating to its extended warranty and service contracts, it did not bear the economic risk to repair or replace products nor did it administer the claims function, all of which obligations rested with the Company's appointed insurance carriers. The Company was responsible for marketing, recording sales, collecting payment and reporting contract details and paying premiums to the insurance carriers. The Company commenced operations initially by marketing its extended warranty products directly to the consumer through its web site, and as a result of the development of proprietary software by January 2001 had four distinct distribution channels: (i) direct sales to consumers, (ii) co-branded distribution, (iii) private label distribution and (iv) manufacturer/retailer partnerships. In June 2002, management determined, in light of continuing operating losses, to discontinue its warranty and service contract business and to seek new business opportunities for the Company (see the Strandtek transaction, above, and Medical Biotech/Business, below). In addition to such activities, the Company has continued to "run off" the sale of its warranties and service contracts. It is expected that this run off will end in 2007.

Medical/Biotech Business

     On February 6, 2003, the Company appointed Mark Weinreb as a member of the Board of Directors and as its President and Chief Executive Officer. Under his direction, the Company entered a new line of business where it provided capital and guidance to companies in multiple sectors of the healthcare and life science industries, in return for a percentage of revenues, royalty fees, licensing fees and other product sales of the target companies. The Company continued to recruit management, business development and technical personnel, and developed its business model, in furtherance of its business plan. The Company engaged in various capital raising activities to pursue this business, raising $489,781 in 2003 and $1,289,375 in 2004 through the sale of Common Stock and notes. Additionally, in 2003, it received a total of approximately $987,000 from the settlement with the StrandTek guarantors (a significant portion of which was used to pay outstanding liabilities for legal expenses, employment terminations, travel and entertainment expenses and consultants and the balance of which was used for operating expenses and the retirement of certain debt). In 2005 and 2006, the Company raised $1,325,000 and $3,573,000, respectively. Such capital raising activities since 2003 enabled the Company to pursue the arrangements with PSI (below) and NS California, and to launch the Company's adult stem cell business.

     On July 24, 2003, the Company changed its name to Phase III Medical, Inc., which better described the Company's then current business plan. In connection with the change of name, the Company changed its trading symbol to "PHSM" from "CNGI".

     On December 12, 2003, the Company signed a royalty agreement with Parallel Solutions, Inc. ("PSI") to develop a new bioshielding platform technology for the delivery of therapeutic proteins and small molecule drugs in order to extend circulating half-life to improve bioavailability and dosing regimen, while maintaining or improving pharmacologic activity. The agreement provided for PSI to pay the Company a percentage of the revenue received from the sale of certain specified products or licensing activity. The Company provided capital and guidance to PSI to conduct a proof of concept study to improve an existing therapeutic protein with the goal of validating the bioshielding technology for further development and licensing the technology. The Company paid a total of $720,000 since the inception of the agreement. The agreement also called for the Company to pay on behalf of PSI $280,000 of certain expenses relating to testing of the bioshielding concept, and since inception the Company paid $85,324 of such expenses. No payments have been made to PSI since 2004. In August 2005, the Company received from PSI a letter stating that the proof of concept study under the royalty agreement had been completed and that despite interesting preliminary in vitro results, the study did not meet the success standards set forth in the royalty agreement and that PSI had no definitive plans to move forward with the program. The Company requested pursuant to the royalty agreement that additional in vitro studies be performed with other molecules; however PSI was under no obligation to perform any additional studies. If no additional studies were performed under the royalty agreement the likelihood of PSI generating revenues in which the Company would share would have been substantially reduced. At this time the Company does not anticipate any further activity pursuant to the PSI agreement.

     In March 2003 and September, 2004, the Company entered into a revenue sharing agreement and joint venture agreement, respectively, with NS California. As described above, such agreements were terminated in connection with the NS California acquisition.

Employees

     As of March 26, 2007, the Company had twelve employees.

ITEM 1A. RISK FACTORS.


THE RISKS DESCRIBED BELOW ARE NOT THE ONLY RISKS FACING THE COMPANY. ADDITIONAL RISKS THAT THE COMPANY DOES NOT YET KNOW OF OR THAT IT CURRENTLY THINKS ARE IMMATERIAL MAY ALSO IMPAIR ITS BUSINESS OPERATIONS. IF ANY OF THE RISKS OCCUR, ITS BUSINESS STRATEGY, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE ADVERSELY AFFECTED.

      RISKS RELATING TO THE COMPANY'S FINANCIAL CONDITION AND COMMON STOCK

We have a history of operating losses and we will continue to incur losses.

     Since our inception in 1980, we have generated only limited revenues from sales and have incurred substantial net losses of $6,051,400, $1,745,039 and $1,748,372 for the years ended December 31, 2006, 2005 and 2004, respectively. We expect to incur additional operating losses as well as negative cash flow from our new business operations until we successfully commercialize the collection, processing and storage of adult stem cells, if ever.

We have liquidity problems, which may affect our ability to raise capital.

     At December 31, 2006, we had a cash balance of $436,659, working capital deficit of $310,138 and stockholders' equity of $292,105. Our lack of liquidity combined with our history of losses may make it difficult for us to raise capital on favorable terms. We have from time to time raised capital for our activities through the sale of our equity securities and promissory notes. Most recently, we raised $2,500,000 in January and February 2007 through the private placement sale of our common stock and warrants to purchase our common stock. Such capital raising activities are enabling us to pursue our business plan and grow our adult stem cell collection and storage business, including expanding marketing and sales activities as well as pay certain of our outstanding liabilities.

We will need substantial additional financing to continue operations.

     We will require substantial capital to fund our current operating plan for our new business. In addition, our cash requirements may vary materially from those now planned because of expenses relating to marketing, advertising, sales, distribution, research and development and regulatory affairs, as well as the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities.

Our inability to obtain future capital funding on acceptable terms will negatively affect our business operations and current investors.

     We expect that in the future we will seek additional funding through public or private financings. Additional financing may not be available on acceptable terms, or at all. If additional capital is raised through the sale of equity, or securities convertible into equity, further dilution to then existing stockholders will result. If additional capital is raised through the incurrence of debt, our business could be affected by the amount of leverage incurred. For instance, such borrowings could subject us to covenants restricting our business activities, paying interest would divert funds that would otherwise be available to support commercialization and other important activities, and holders of debt instruments would have rights and privileges senior to those of equity investors. If we are unable to obtain adequate financing on a timely basis, we may be required to delay, reduce the scope of or eliminate some of our planned activities, any of which could have a material adverse effect on the business.

We will continue to experience cash outflows.

     We continue to incur expenses, including the salary of our executive officers, rent, legal, marketing and accounting fees, insurance and general administrative expenses. Our business activities are in the early stages of development and will therefore result in additional cash outflows in the coming period. It is not possible at this time to state whether we will be able to finance these cash outflows or when we will achieve a positive cash position, if at all. Our ability to become profitable will depend on many factors, including our ability to successfully commercialize the business. We cannot assure that we will ever become profitable and we expect to continue to incur losses. NS California itself had nominal operations and nominal assets at the time of our acquisition of its adult stem cell business. From its inception in 2002 through September 30, 2005, NS California had aggregate revenues of $25,500, and aggregate losses of $2,357,940.

Stocks traded on the OTC Bulletin Board are subject to greater market risks than those of exchange-traded and Nasdaq stocks.

     Our Common Stock currently trades on the OTC Bulletin Board, an electronic, screen-based trading system operated by the National Association of Securities Dealers, Inc. Securities traded on the OTC Bulletin Board are, for the most part, thinly traded and generally are not subject to the level of regulation imposed on securities listed or traded on the Nasdaq Stock Market or on a national securities exchange. As a result, an investor may find it difficult to dispose of our Common Stock or to obtain accurate quotations as to its price.

Our stock price could be volatile.

     The price of our Common Stock has fluctuated in the past and may be more volatile in the future. Factors such as the announcements of government regulation, new products or services introduced by us or by our competition, healthcare legislation, trends in health insurance, litigation, fluctuations in operating results, our success in commercializing our business and market conditions for healthcare stocks in general could have a significant impact on the future price of our Common Stock. The generally low volume of trading in our Common Stock makes it more vulnerable to rapid changes in price in response to market conditions.

                    RISKS RELATING TO THE COMPANY'S BUSINESS

If the potential of stem cell therapy to treat serious diseases is not realized, the value of our stem cell collection, processing and storage and our development programs could be significantly reduced.

     The potential of stem cell therapy to treat serious diseases is currently being explored. Stem cell therapy is not a commonly used procedure and it has not been proven in clinical trials that stem cell therapy will be an effective treatment for diseases other than those currently addressed by hematopoietic stem cell transplants. No stem cell products have been successfully developed and commercialized to date, and none have received regulatory approval in the United States or internationally. Stem cell therapy may be susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy or other characteristics that may prevent or limit its approval or commercial use. The value of our stem cell collection, processing and storage and our development programs could be significantly reduced if the use of stem cell therapy to treat serious diseases is not proven effective in the near future.

Because the stem cell industry is subject to rapid technological and therapeutic changes, our future success will materially depend on the viability of the commercial use of stem cells for the treatment of disease.

     Our success materially depends on the development of therapeutic treatments and cures for disease using stem cells. The broader medical and research environment for such treatments and cures critically affects the utility of stem cells, the services we offer to the public, and our future success. The value of stem cells in the treatment of disease is subject to potentially revolutionary technological, medical and therapeutic changes. Future technological and medical developments or improvements in conventional therapies could render the use of stem cells and our services and equipment obsolete and unmarketable. As a result, there can be no assurance that our services will provide competitive advantages over other technologies. If technological or medical developments arise that materially alter the commercial viability of our technology or services, we may be forced to incur significant costs in replacing or modifying equipment in which we have already made a substantial investment prior to the end of its anticipated useful life. Alternatively, significant advances may be made in other treatment methods or in disease prevention techniques which could significantly reduce or entirely eliminate the need for the services we provide. The materialization of any of these risks could have a material adverse effect on our business, financial condition, the results of operations or our ability to operate at all.

We may be forced to undertake lengthy and costly efforts to build market acceptance of our stem cell collection, processing and storage services, the success of which is critical to our profitability. There can be no assurance that these services will gain market acceptance.

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

Ethical and other concerns surrounding the use of stem cell therapy may increase the regulation of or negatively impact the public perception of our stem cell services, thereby reducing demand for our services.

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

We operate in a highly regulated environment, and our failure to comply with applicable regulations, registrations and approvals materially and adversely affect our business.

     Historically, the FDA has not regulated banks that collect and store stem cells. Recent changes, however, require establishments engaged in the recovery, processing, storage, labeling, packaging or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (HCT/Ps) or the screening or testing of a cell tissue donor to register with the FDA under the Public Health Service Act. The registration requirement was effective as of January 2004. The FDA also adopted rules in May 2005 that regulate current Good Tissues Practices
(cGTP). We may be or become subject to such registration requirements and regulations, and there can be no assurance that we will be able, or will have the resources, to comply. Future FDA regulations could also adversely impact or limit our ability to market or perform our services. In order to collect and store blood stem cells we must conduct (or arrange for the conduct of) a variety of laboratory tests which are regulated under the federal Clinical Laboratory Improvement Amendments (CLIA). Any facility conducting regulated tests must obtain a CLIA certificate of compliance and submit to regular inspection.

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

     We are subject to state and federal laws regulating the proper disposal of biohazardous material. Although we believe we are currently in compliance with all such applicable laws, a violation of such laws, or the future enactment of more stringent laws or regulations, could subject us to liability for noncompliance and may require us to incur costs and/or otherwise have a material adverse effect on our ability to do business.

Side effects of the stem cell collection process or a failure in the performance of our cryopreservation storage facility or systems could harm our business and reputation.

     To the extent a customer experiences adverse side effects from the stem cell collection process, or our cryopreservation storage service is disrupted, discontinued or our ability to provide banked stem cells is impaired for any reason, our business and operations could be adversely affected. Any equipment failure that causes a material interruption or discontinuance in our cryopreservation storage of stem cell specimens could result in stored specimens being damaged and unable to be utilized. Adverse side effects of the collection process or specimen damage (including contamination or loss in transit to us), could result in litigation against us and reduced future revenue, as well as harm to our reputation. Our insurance may not adequately compensate us for any losses that may occur due to any such adverse side effects or failures in our system or interruptions in our ability to maintain proper, continued, cryopreservation storage services. Our systems and operations are vulnerable to damage or interruption from fire, flood, equipment failure, break-ins, tornadoes and similar events for which we do not have redundant systems or a formal disaster recovery plan and may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any claim of adverse side effects or material disruption in our ability to maintain continued uninterrupted storage systems could have a material adverse effect on our business, operating results and financial condition.

We are dependent on existing relationships with third parties to conduct our business.

     Our process of collecting stem cells involves the injection of a "mobilizing agent" which causes the stem cells to leave the bone marrow and enter into the blood stream. The injection of this mobilizing agent is an integral part of the collection process. There is currently only one supplier of this mobilizing agent, and we are currently dependent upon our relationship with such supplier to maintain an adequate supply. Although we continue to explore alternative methods of stem cell collection, there can be no assurance that any such methods will prove to be successful. In the event that our supplier is unable or unwilling to continue to supply a mobilizing agent to us on commercially reasonable terms, and we are unable to identify alternative methods or find substitute suppliers on commercially reasonable terms, we may not be able to successfully commercialize our business. We are also using only one outside "apheresis" provider, which is an integral part of the collection process. Although other third parties could provide apheresis services, any disruption in the relationship with this service would cause a delay in the delivery of our services. In order to successfully commercialize our business, we will continue to depend upon our relationship with such companies.

Our success will depend in part on establishing and maintaining effective strategic partnerships and collaborations.

     A key aspect of our business strategy is to establish strategic relationships in order to gain access to critical supplies, to expand or complement our development or commercialization capabilities, or to reduce the cost of developing or commercializing services on our own. There can be no assurance that we will enter into such relationships or that the arrangements will be on favorable terms. Relationships with licensed professionals such as physicians may be subject to state and federal fraud and abuse regulations restricting the referral of business, prohibiting certain payments to physicians, or otherwise limiting our options for structuring a relationship. If our services become reimbursable by government or private insurers in the future, we could be subject to additional regulation and perhaps additional limitations on our ability to structure relationships with physicians. Additionally, state regulators may impose restrictions on the types of business relationships into which licensed physicians or other licensed professionals may enter. Failure to comply with applicable fraud and abuse regulations or other regulatory requirements could result in civil fines, criminal prosecution or other sanctions. Even if we do enter into these arrangements, we may not be able to maintain these relationships or establish new ones in the future on acceptable terms. Furthermore, these arrangements may require us to grant certain rights to third parties, including exclusive rights or may have other terms that are burdensome to us. If any of our partners terminate their relationship with us or fail to perform their obligations in a timely manner, the development or commercialization of our services may be substantially delayed. If we fail to structure our relationships with physicians in accordance with applicable fraud and abuse laws or other regulatory requirements it could have a material adverse effect on our business.

We are dependent upon our management, scientific and medical personnel and we may face difficulties in attracting qualified employees or managing the growth of our business.

     Our future performance and success are dependent upon the efforts and abilities of our management, medical and scientific personnel. Furthermore, our future growth will require hiring a significant number of qualified technical, medical, scientific, commercial, business and administrative personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. If we are not able to continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or achieve our business objectives. Our failure to manage growth effectively could limit our ability to achieve our commercialization and other goals relating to, and we may fail in developing, our new business.

                          RISKS RELATING TO COMPETITION

The stem cell preservation market has and continues to become increasingly competitive.

     We may face competition from companies with far greater financial, marketing, technical and research resources, name recognition, distribution channels and market presence than us, who are marketing or developing new services that are similar to the services that are now being or may in the future be developed by us. There can be no assurance that we will be able to compete successfully.

     For example, in the established market for cord blood stem cell banking, the growth in the number of families banking their newborn's cord blood stem cells has been accompanied by an increasing landscape of competitors. Our business, which has been more recently developed, already faces competition from other established operators of stem cell preservation businesses and providers of stem cell storage services. We believe that certain of our competitors have established stem cell banking services to process and store stem cells collected from adipose tissue (fat tissue). This type of stem cell banking will require partnering with cosmetic surgeons who perform liposuction procedures. In addition, we believe the use of adult stem cells from adipose tissue will require extensive clinical trials to prove the safety and efficacy of such cells and the enzymatic process required to extract adult stem cells from fat. From a technology perspective this ability to expand a small number of stem cells could present a competitive alternative to stem cell banking. The ability to create a therapeutic quantity of stem cells from a small number of cells is essential to using embryonic stem cells and would be desirable to treat patients who can only supply a small number of their own stem cells. There are many biotechnology laboratories attempting to develop stem cell expansion technology, but to date, stem cell expansion techniques are very inefficient and typically the target cells stop dividing naturally, keeping the yield low. However, stem cell expansion could also complement adult stem cell banking by allowing individuals to extend the banking of an initial collection of cells for many applications.

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

     Cord blood banks such as ViaCord (a division of ViaCell International) or Cryo-Cell International may be drawn to the field of stem cell collection because their processing labs and storage facilities can be used for processing adult stem cells from peripheral blood and their customer lists may provide them with an easy access to the market. We estimate that there are approximately 43 cord blood banks in the United States, approximately 25 of which are autologous (donor and recipient are the same) and approximately 18 of which are allogeneic (donor and recipient are not the same). Hospitals that have transplant centers to serve cancer patients may elect to enter some phases of new stem cell therapies. We estimate that there are approximately 123 hospitals in the United States with stem cell transplant centers. All of these competitors may have access to greater financial resources. In addition, other established companies with greater access to financial resources may enter our markets and compete with us. There can be no assurance that we will be able to compete successfully.

                     RISKS RELATING TO INTELLECTUAL PROPERTY

There is significant uncertainty about the validity and permissible scope of patents in the biotechnological industry. We may not be able to obtain patent protection.

     There can be no assurance that the patent applications to which we hold rights will result in the issuance of patents, or that any patents issued or licensed to our company will not be challenged and held to be invalid or of a scope of coverage that is different from what we believe the patent's scope to be. Further, there can be no assurance that any future patents related to these technologies will ultimately provide adequate patent coverage for or protection of our present or future technologies, products or processes. Our success will depend, in part, on whether we can obtain patents to protect our own technologies; obtain licenses to use the technologies of third parties if necessary, which may be protected by patents; protect our trade secrets and know-how; and operate without infringing the intellectual property and proprietary rights of others.

We may be unable to protect our intellectual property from infringement by third parties.

     Despite our efforts to protect our intellectual property, third parties may infringe or misappropriate our intellectual property or may develop intellectual property competitive to ours. Our competitors may independently develop similar technology, duplicate our processes or services or design around our intellectual property rights. As a result, we may have to litigate to enforce and protect our intellectual property rights to determine their scope, validity or enforceability. Intellectual property litigation is costly, time-consuming, diverts the attention of management and technical personnel and could result in substantial uncertainty regarding our future viability. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection would limit our ability to develop and/or market our services in the future. This would also likely have an adverse affect on the revenues generated by any sale or license of such intellectual property. Furthermore, any public announcements related to such litigation or regulatory proceedings could adversely affect the price of our common stock.

Third parties may claim that we infringe on their intellectual property.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.         PROPERTIES

     Effective as of July 1, 2006, the Company entered into an agreement for the use of space at 420 Lexington Avenue, New York, New York. This space is subleased from an affiliate of Duncan Capital Group LLC (a financial advisor to and investor in the Company) and DCI Master LDC (the lead investor in the Company's June 2006 private placement). Pursuant to the terms of the Agreement, the Company will pay $7,500 monthly for the space, including the use of various office services and utilities. The agreement is on a month to month basis, subject to a thirty day prior written notice requirement to terminate. The space serves as the Company's principal executive offices. On October 27, 2006, the Company amended this agreement to increase the utilized space for an additional payment of $2,000 per month. The Company believes this space should be sufficient for its needs in the short term but anticipates that we will require additional facilities as we expand. Effective October 1, 2006, the Company terminated the lease for its Melville, New York facility. In January 2005, NS California began leasing space at Good Samaritan Hospital in Los Angeles, California at an annual rental of approximately $26,000 for use as its stem cell processing and storage facility. The lease expired on December 31, 2005, but the Company continues to occupy the space on a month-to-month basis. This space will be sufficient for the Company's needs in the short term but we anticipate that we will require additional facilities as we expand. NS California also leased office space in Agoura Hills, California on a month-to-month basis from Symbion Research International at a monthly rental of $1,687, and we plan to continue this arrangement to fill our need for office space in California.

ITEM 3.         LEGAL PROCEEDINGS

The Company is not aware of any material pending legal proceedings or claims against the Company.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2006.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 5(a).      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS.

     Our Common Stock trades on the OTC Bulletin Board under the symbol "NEOI" and from July 24, 2003 to August 30, 2006 traded under the symbol "PHSM." The following table sets forth the high and low bid prices of our Common Stock for each quarterly period within the two most recent fiscal years, and for the current year to date, as reported by Nasdaq Trading and Market Services. On March 26, 2007, the closing bid price for our Common Stock was $.56. Information set forth in the table below reflects inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

2007                                         High     Low
------                                      ------- -------
First Quarter (to March 26, 2007)           $ 0.80  $ 0.25


2006                                         High     Low
------                                      ------- -------
First Quarter                               $ 1.00  $ 0.50
Second Quarter                                0.80    0.50
Third Quarter                                 0.90    0.40
Fourth Quarter                                1.01    0.45


2005                                         High     Low
------                                      ------- -------
First Quarter                               $ 0.70  $ 0.30
Second Quarter                                0.50    0.20
Third Quarter                                 1.00    0.30
Fourth Quarter                                0.90    0.30

HOLDERS. As of March 26, 2007, there were approximately 826 holders of record of the Company's Common Stock.

DIVIDENDS. Holders of Common Stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefor. We have not paid any cash dividends on our Common Stock and, for the foreseeable future, intend to retain future earnings, if any, to finance the operations, development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors.

SERIES A PREFERRED STOCK

On March 17, 2006, the stockholders of the Company voted to approve an amendment to the Certificate of Incorporation which permitted the Company to issue in exchange for all 681,171 shares of Series A Preferred Stock outstanding and its obligation to pay $528,564 (or $.79 per share) in accrued dividends thereon, a total of 544,937 shares of Common Stock (eight/tenths (.80) of a share of Common Stock per share of Series A Preferred Stock). Pursuant thereto, all outstanding shares of Series A Preferred Stock were cancelled and converted into Common Stock. The Certificate of Designation for the Company's Series A Preferred Stock had provided that at any time after December 1, 1999 any holder of Series A Preferred Stock could require the Company to redeem his shares of Series A Preferred Stock (if there were funds with which the Company could legally do so) at a price of $1.00 per share. Notwithstanding the foregoing redemption provisions, if any dividends on the Series A Preferred Stock were past due, no shares of Series A Preferred Stock could be redeemed by the Company unless all outstanding shares of Series A Preferred Stock were simultaneously redeemed. The holders of Series A Preferred Stock could convert their Series A Preferred Stock into shares of Common Stock of the Company at a price of $5.20 per share.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about the Company's Common Stock that may be issued upon the exercise of options, warrants and rights under the Company's 2003 Equity Participation Plan as of December 31, 2006. This plan was the Company's only equity compensation plan in existence as of December 31, 2006.

                                                                    (c)
                                                            Number of Securities
                                                             Remaining Available
                            (a)                              For Future Issuance
                    Number of Securities        (b)             Under Equity
                     to be Issued Upon   Weighted-Average    Compensation Plan
                        Exercise of      Exercise Price of       (Excluding
                        Outstanding         Outstanding          Securities
                     Options, Warrants   Options, Warrants   Reflected In Column
   Plan Category         and Rights          and Rights             (a))
--------------------------------------------------------------------------------
Equity Compensation
 Plans Approved by
 Shareholders                 4,446,000              $0.729          20,554,000

Equity Compensation
 Plans Not Approved
 by Shareholders                      0                   0                   0
                    ------------------------------------------------------------

TOTAL                         4,446,000              $0.729          20,554,000

RECENT SALES OF UNREGISTERED SECURITIES

     On September 14, 2005, the Company issued to Dr. Robin L. Smith (now Chief Executive Officer and Chairman of the Board) 50,000 shares of the Company's unregistered Common Stock pursuant to the terms of a consulting agreement with Dr. Smith pursuant to which she served as the Chairman of the Company's Advisory Board. Dr. Smith was also issued three year warrants to purchase 24,000 shares of Common Stock at $0.80 per share. Such warrants were scheduled to vest at the rate of 2,000 per month; however, in connection with the June 2006 private placement the vesting of such warrants was accelerated such that they vested in their entirety as of June 2, 2006.

     On January 19, 2006, the Company effected the issuance of 500,000 shares of unregistered Common Stock to NS California (of which 100,000 shares were subsequently returned to the Company) in connection with the purchase of the NS California assets (see "Business"). In addition, the Company issued an aggregate of 201,223 shares of Common Stock to various parties in satisfaction of $82,000 of $465,000 in assumed liabilities of NS California in connection with the acquisition, of which 67,523 shares were issued to Denis Rodgerson (subsequently the Company's Director of Stem Cell Science) and 9,615 shares were issued to Larry A. May (subsequently the Company's Chief Financial Officer).

     Effective as of each of January 10, 2006 and January 11, 2006, respectively, the Company effected the exchange of an aggregate of $45,000 in outstanding indebtedness of the Company represented by certain promissory notes for an aggregate of 76,500 shares of restricted Common Stock of the Company. The rate at which the notes were exchanged for shares of Common Stock was 1,700 shares of Common Stock for every $1,000 of indebtedness represented by the notes. The offer and sale by the Company of the securities described in this paragraph were made in reliance upon the exemption from registration provided by
Section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act") for exchange offers. The offer and sale of such securities were made without general solicitation or advertising and no commissions were paid.

     On December 30, 2005, and in January 2006, the Company entered into Subscription Agreements with certain accredited investors and consummated the sale of Units consisting of convertible promissory notes and detachable warrants under Regulation D under the Securities Act ("the Westpark Private Placement"). Gross proceeds raised were $250,000 on December 30, 2005 and $250,000 in January 2006, totaling an aggregate of $500,000 in gross proceeds. Each unit was comprised of: (a) a nine month note in the principal amount of $25,000 bearing 9% simple interest, payable semi-annually, with the 2nd payment paid upon maturity, convertible into shares of the Company's Common Stock at a conversion price of $.60 per share; and (b) 41,667 detachable three year warrants, each for the purchase of one share of Common Stock at an exercise price of $1.20 per share. The notes were subject to mandatory conversion by the Company if the closing price of the Common Stock had been at least $1.80 for a period of at least 10 consecutive trading days prior to the date on which notice of conversion was sent by the Company to the holders of the promissory notes, and if the underlying shares were then registered for resale with the SEC. Holders of the units are entitled to certain registration rights (see below). The Company issued to WestPark Capital, Inc., the placement agent for the Westpark Private Placement, (i) 50,000 shares of Common Stock (25,000 shares on December 30, 2005 and 25,000 shares in January 2006); and (ii) warrants to purchase an aggregate of 83,334 shares of the Company's Common Stock (41,667 on December 30, 2005 and 41,667 in January 2006).

     Pursuant to the terms of the WestPark Private Placement, the Company agreed to file with the SEC and have effective by July 31, 2006, a registration statement registering the resale by the investors in the WestPark Private Placement of the shares of Common Stock underlying the convertible promissory notes and the warrants sold in the WestPark Private Placement. In the event the Company did not do so, (i) the conversion price of the convertible promissory notes would be reduced by 5% each month, subject to a floor of $.40; (ii) the exercise price of the warrants would be reduced by 5% each month, subject to a floor of $1.00; and (iii) the warrants could be exercised pursuant to a cashless exercise provision. The Company did not have the registration statement effective by July 31, 2006 and requested that the investors in the WestPark Private Placement extend the date by which the registration statement was required to be effective until February 28, 2007. The Company also offered to the investors the option of (A) extending the term of the convertible note for an additional four months from the maturity date in consideration for which (i) the Company would issue to the investor for each $25,000 in principal amount of the convertible note 5,682 shares of unregistered Common Stock; and (ii) the exercise price per warrant would be reduced from $1.20 to $.80, or (B) converting the convertible note into shares of the Company's Common Stock in consideration for which (i) the conversion price per conversion share would be reduced to $.44; (ii) the Company would issue to the investor for each $25,000 in principal amount of the convertible note, 11,364 shares of Common Stock;
(iii) the exercise price per warrant would be reduced from $1.20 to $.80; and
(iv) a new warrant would be issued substantially on the same terms as the original Warrant to purchase an additional 41,667 shares of Common Stock for each $25,000 in principal amount of the convertible note at an exercise price of $.80 per share. Pursuant to this, the investor was also being asked to waive any and all penalties and liquidated damages accumulated as of the date of the agreement. In September 2006, the Company revised the offer relating to the option of conversion by eliminating the issuance of the additional 11,364 shares of Common Stock for each $25,000 in principal amount of the note converted. As of October 30, 2006, investors holding $425,000 of the $500,000 of convertible promissory notes had agreed to convert their notes, and accordingly, the following securities were issued: 965,907 shares of Common Stock in conversion of the notes, an additional 107,958 shares of Common Stock, and warrants to purchase an additional 708,341 shares of Common Stock at $.80 per share. Also as of October 30, 2006, investors holding $162,500 of convertible promissory notes (of which $137,500 in principal amount was subsequently transferred and converted by the transferees, the securities issued being included in the totals above) had agreed to extend the term of the convertible promissory notes on the terms set forth above, and an additional 36,932 shares of Common Stock were therefore issued to such investors. In January 2007, the remaining outstanding $75,000 of convertible promissory notes were paid.

     In March 2006, the Company issued warrants to purchase 12,000 shares of Common Stock at a price of $1.00 per share to its marketing consultant. These warrants were scheduled to vest as to 2,000 per month for six months and to expire three years from date of issue. In June 2006, the agreement with the marketing consultant was terminated and warrants to purchase 4,000 shares of Common Stock were cancelled.

     In March 2006, the Company sold 60,227 shares of its Common Stock to five accredited investors at a per share price of $.44 resulting in gross proceeds to the Company of $26,500.

     On March 17, 2006, the stockholders of the Company voted to approve an amendment to the Certificate of Incorporation which permitted the Company to issue in exchange for all 681,171 shares of Series A Preferred Stock outstanding and its obligation to pay $538,498 (or $.79 per share) in accrued dividends thereon, a total of 544,937 shares of Common Stock (0.80 of a share of Common Stock per share of Series A Preferred Stock). Pursuant thereto, all outstanding shares of Series A Common Stock were cancelled and converted into 544,937 shares of Common Stock. The offer and sale by the Company of the securities described was made in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act.

     On March 27, 2006, the Company sold 10,000 shares of its Common Stock to an Advisory Board member at a price of $.53 per share resulting in net proceeds to the Company of $5,300.

     In April and May 2006, the Company sold an aggregate of 351,319 shares of its Common Stock to eleven accredited investors at a price of $0.44 per share, resulting in gross proceeds to the Company of $154,581.

     In May and June 2006, the Company issued an aggregate of 48,047 shares of Common Stock (valued at $21,140) in conversion of accounts payable and certain employee's reimbursable expenses.

     On June 2, 2006, as part of the June 2006 private placement described in "Business--2006 Financing Activities," the Company issued an aggregate of 4,725,000 shares of Common Stock to the June 2006 investors pursuant to the securities purchase agreement, at a price per share of $0.44, for an aggregate offering price of $2,079,000. The Company also issued to each June 2006 investor, in addition to the shares of Common Stock, five-year warrants to purchase up to an aggregate of 2,362,500 shares of Common Stock, at an exercise price of $0.80 per share. In connection with the June 2006 private placement, on June 2, 2006 the Company also entered into a registration rights agreement with each of the June 2006 investors (the "June 2006 registration rights agreement"). Pursuant to the June 2006 registration rights agreement, the Company was obligated to prepare and file no later than June 30, 2006 a registration statement with the SEC to register the shares of Common Stock and the warrants issued in the June 2006 private placement. The Company and the June 2006 investors agreed to amend the registration rights agreement and extend the due date of the registration statement to August 31, 2006. A registration statement was filed and subsequently declared effective on November 6, 2006.

     In connection with the June 2006 private placement and pursuant to the terms of the securities purchase agreement, the Company issued an aggregate of 379,982 shares of Common Stock to certain officers of the Company for conversion of an aggregate of $278,653 of accrued salary (less adjustments for applicable payroll and withholding taxes). The Company also issued to its Chief Financial Officer 28,974 shares of Common Stock in conversion of certain expenses that the Company was required to reimburse.

     Also on June 2, 2006, the Company issued 100,000 shares of unregistered Common Stock to Dr. Robin L. Smith, the Company's Chief Executive Officer and Chairman of the Board, in connection with financial advisory services rendered to the Company under her advisory agreement in connection with the initial closing under the June 2006 private placement. The advisory agreement was terminated upon Dr. Smith entering into her employment agreement.

     Pursuant to the Company's financial advisory agreement with Duncan Capital Group LLC, the Company issued to Duncan 240,000 shares of Common Stock in connection with the initial closing under the June 2006 private placement. In August 2006, the Company issued to Duncan 17,046 shares of Common Stock as an advisory fee payment pursuant to the terms of this agreement.

     In July and August 2006, the Company sold an aggregate of 3,977,273 shares of Common Stock to 34 accredited investors at a per share price of $.44 resulting in gross proceeds to the Company of $1,750,000. In connection with this transaction, the Company issued 1,988,637 Common Stock purchase warrants with a term of five years and per share exercise price of $.80.

     In July and August 2006, the Company issued an aggregate of 83,405 shares of Common Stock in conversion of an aggregate of $40,657 in accounts payable owed to certain vendors. The per share conversion price ranged from $.44 to $.56. In addition, in August 2006, the Company issued 41,667 shares of Common Stock to a service provider in payment for services rendered equal to $25,000, at a per share price of $.60.

     In August 2006, the Company issued warrants to purchase an aggregate of 170,000 shares of Common Stock at $0.80 per share to four persons under advisory agreements. Such warrants are each exercisable for five years from the date of issue.

     On October 1, 2006, the Company issued to its investor relations consultant 34,000 shares of Common Stock pursuant to the terms of a Consulting Agreement entered into as of October 1, 2006.

     In December 2006, the Company issued 10,416 shares to a service provider in payment for services rendered equal to $6,250, at a per share price of $.60.

     In January 2007, the Company issued 120,000 shares of Common Stock to its intellectual property acquisition consultant, vesting as to 10,000 shares per month commencing January 2007.

     In February 2007, the term of the Company's financial advisory agreement with Duncan Capital Group LLC was extended through December 2007, and the Company issued to Duncan 150,000 shares of Common Stock as an advisory fee payment pursuant to the terms of the agreement, vesting as to 13,636 shares per month.

     In January 2007 and February 2007 and as described in "Business - 2007 Financing Activities," the Company entered into Subscription Agreements with certain accredited investors, pursuant to which the Company issued units each comprised of two shares of its Common Stock, one redeemable seven-year warrant to purchase one share of Common Stock at a purchase price of $.80 per share and one non-redeemable seven-year warrant to purchase one share of Common Stock at a purchase price of $.80 per share (the "January 2007 private placement"). The Company issued an aggregate of 2,500,000 units at a per unit price of $1.00 per unit, for an aggregate purchase price of $2,500,000. The Company thus issued an aggregate of 5,000,000 shares of Common Stock, and Warrants to purchase up to an aggregate of 5,000,000 shares of Common Stock at an exercise price of $0.80 per share. The Company also issued to Emerging Growth Equities, Ltd ("EGE"), the placement agent for the January 2007 private placement, redeemable seven-year warrants to purchase 343,550 shares of Common Stock at a purchase price of $.50 per share, redeemable seven-year warrants to purchase 171,275 shares of Common Stock at a purchase price of $.80 per share and non-redeemable seven-year warrants to purchase 171,275 shares of Common Stock at a purchase price of $.80 per share.

      In February 2007, the Company issued 300,000 shares of its Common Stock to a financial advisor in connection with a commitment for the placement of up to $3,000,000 of the Company's preferred stock.

     In March 2007, in connection with the engagement by the Company of Trilogy Capital Partners, Inc. as a marketing and investor relations consultant, the Company issued to Trilogy warrants to purchase 1,500,000 shares of its Common Stock at a purchase price of $.47 per share. Such warrants vest over a 12 month period at a rate of 125,000 per month, subject to acceleration in certain circumstances, and are exercisable until April 30, 2010.

     Unless otherwise noted, the offer and sale by the Company of the securities described in this section were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, for transactions by an issuer not involving a public offering. The offer and sale of such securities were made without general solicitation or advertising to "accredited investors," as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

ITEM 5(b)       USE OF PROCEEDS

Not applicable.

ITEM 5(c)       REPURCHASES OF EQUITY SECURITIES

There were no repurchases of equity securities by the Company or any affiliated purchaser during the fourth quarter of the fiscal year ended December 31, 2006 as to which information is required to be furnished.

ITEM 6.         SELECTED FINANCIAL DATA

The selected statements of operations and balance sheet data set forth below are derived from audited financial statements of the Company. The information set forth below should be read in conjunction with the Company's audited financial statements and notes thereto. See Item 8 "Financial Statements and Supplementary Data" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." The requirement to provide geographical information for the operations of the Company is not practical.

Statement of Operations:
($'000 except net loss
per share which is stated in                   Year Ended     Year Ended     Year Ended     Year Ended     Year Ended
$ and weighted average                        December 31,   December 31,   December 31,   December 31,   December 31,
number of shares)                                 2006           2005           2004           2003           2002
------------------------------------------------------------------------------------------------------------------------
Earned revenues                                  $      45      $      35      $      49      $      65      $      80
Direct costs                                            22             25             34             44             60
Gross profit                                            23             10             15             21             21
Operating (loss)                                    (4,691)        (1,601)        (1,474)          (894)        (1,149)
Net loss attributable to common stockholders        (6,051)        (1,745)        (1,748)        (1,068)        (1,208)
Basic and diluted earnings per share:
Net loss attributable to common stockholders          (.44)         (0.35)         (0.54)         (0.45)         (0.50)
Weighted average number of shares outstanding   13,650,270      4,977,575      3,254,185      2,350,934      2,234,477



                                                  As of          As of          As of          As of          As of
                                              December 31,   December 31,   December 31,   December 31,   December 31,
Balance Sheet Data: $'000                         2006           2005           2004           2003           2002
------------------------------------------------------------------------------------------------------------------------

Working Capital (Deficiency)                     $    (310)     $  (1,245)     $    (794)     $    (794)     $     (82)
Total Assets                                         1,195            643            312            312          1,183
Current Liabilities                                    838          1,752          1,023          1,023          1,141
Long Term Debt                                          65             --             --             --              9
(Accumulated Deficit)                              (20,307)       (14,255)       (10,762)       (10,762)        (9,694)
Total Stockholders' (Deficit)/ Equity                  292         (1,818)        (1,503)        (1,503)          (824)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion and analysis of our financial condition and results of operations should be read together with the audited financial statements and related notes included in Item 8 of this report, and is qualified in its entirety by reference thereto. This discussion contains forward-looking statements. Please see "Special Note Regarding Forward-Looking Statements" for a discussion of the risks, uncertainties and assumptions relating to these statements.

GENERAL

     The Company engages in the business of operating a commercial autologous (donor and recipient are the same) adult stem cell bank and the pre-disease collection, processing and long-term storage of adult stem cells that donors can access for their own present and future medical treatment. On January 19, 2006 the Company consummated the acquisition of the assets of NS California relating to its business of processing, collecting and storing adult stem cells. Effective with the acquisition, the business of NS California became the principal business of the Company, rather than its historic business of providing capital and business guidance to companies in the healthcare and life science industries. The Company now provides adult stem cell processing, collection and banking services with the goal of making stem cell collection and long-term storage widely available, so that the general population will have the opportunity to store their own stem cells for current and future healthcare needs. Effective as of August 29, 2006, the Company changed its name from "Phase III Medical, Inc." to "NeoStem, Inc." in order to better describe its new business.

     The Company is developing NS California's business in the adult stem cell field and seeking to capitalize on the increasing importance the Company believes adult stem cells will play in the future of regenerative medicine. Using its proprietary process, the Company provides the infrastructure, methods and systems that allow adults to have their stem cells safely collected and conveniently banked for future therapeutic use as needed in the treatment of certain life-threatening diseases. The adult stem cell industry is a field independent of embryonic stem cell research which the Company believes is more likely to be burdened by governmental, legal, ethical and technical issues than adult stem cell research. Medical researchers, scientists, medical institutions, physicians, pharmaceutical companies and biotechnology companies are currently developing therapies for the treatment of disease using adult stem cells. As these adult stem cell therapies obtain necessary regulatory approvals and become standard of care, patients will need a service to collect, process and bank their stem cells. The Company intends to provide this service.

     Until the NS California acquisition, the business of the Company was providing capital and business guidance to companies in the healthcare and life science industries, in return for a percentage of revenues, royalty fees, licensing fees and other product sales of the target companies. Additionally, through June 30, 2002, the Company was a provider of extended warranties and service contracts via the Internet at warrantysuperstore.com. The Company is still engaged in the "run-off" of such extended warranties and service contracts and expects this "run-off" will end in 2007. In June 2002, management determined, in light of continuing operating losses, to discontinue its warranty and service contract business and to seek new business opportunities for the Company.

     On December 12, 2003, the Company signed a royalty agreement with Parallel Solutions, Inc. ("PSI") to develop a new bioshielding platform technology for the delivery of therapeutic proteins and small molecule drugs in order to extend circulating half-life to improve bioavailability and dosing regimen, while maintaining or improving pharmacologic activity. The agreement provided for PSI to pay the Company a percentage of the revenue received for the sale of certain specified products or licensing activity. The Company provided capital and guidance to PSI to conduct a Proof of Concept Study relating thereto. As a result of the Proof of Concept Study, PSI advised the Company that it had no definitive plans to move forward with the program. Since the inception of the PSI agreement, the Company paid a total of $720,000 to PSI and paid $85,324 of expenses. No payments have been made to PSI since 2004 and the Company does not anticipate any further activity pursuant to the PSI agreement.

     The Company engaged in various capital raising activities to pursue its new business opportunities, raising approximately $1,289,000 in 2004, $1,325,000 in 2005, $3,573,000 in 2006 and $2,301,000 in 2007 (through March 26, 2007) through the sale of its Common Stock, warrants and convertible promissory notes. These amounts include an aggregate of $2,079,000 raised from the June 2006 private placement of shares of Common Stock and warrants to purchase shares of Common Stock (the "June 2006 private placement") and an aggregate of $1,750,000 raised from the additional private placement of shares of Common Stock and warrants to purchase shares of Common Stock in rolling closings in the summer of 2006 (the "Summer 2006 private placement"). These amounts also include an aggregate of $2,500,000 (net proceeds of $2,301,000) raised in January and February 2007 from the private placement of units consisting of shares of Common Stock and warrants to purchase shares of Common Stock (the "January 2007 private placement"). In connection with the June 2006 private placement, the Company appointed Dr. Robin
L. Smith as our new Chief Executive Officer and Chairman of our Board of Directors. These capital raising activities enabled us previously to pursue the Company's prior business, and subsequently to acquire the business of NS California, pursue our business plan and grow our adult stem cell collection and storage business, including expanding marketing and sales activities.

CRITICAL ACCOUNTING POLICIES

The Company's "Critical Accounting Policies" are as follows, and are also described in Note 2 to the audited financial statements and notes thereto, included in Item 8 of this report.

Revenue Recognition: In the fourth quarter of 2006, the Company initiated the collection and banking of autologous adult stem cells and the first collection center in its physician's network opened. The Company recognizes revenue related to the collection and cryopreservation of autologous adult stem cells when the cryopreservation process is completed (generally twenty four hours after cells have been collected). Revenue related to advance payments of storage fees is recognized ratably over the period covered by the advance payments. Start up fees that are received from physicians that seek to open collection centers (in consideration of the Company establishing a service territory for the physician) are recognized after agreements are signed and the physician has been qualified by the Company's credentialling committee.

The Company recognizes warranty and service contract reinsurance premiums ratably over the length of the contracts executed. The insurance premium expense and other costs related to the sale are amortized ratably over the life of the contracts. The deferred policy acquisition costs are the net cost of acquiring new and renewal insurance contracts. These costs are charged to expense in proportion to net premium revenue recognized. The provisions for losses and loss-adjustment expenses include an amount determined from loss reports on individual cases and an amount based on past experience for losses incurred but not reported. Such liabilities are necessarily based on estimates, and while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings currently. The Company purchased insurance to fully cover any losses under the service contracts from a domestic carrier.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2006 and December 31, 2005

     For the year ended December 31, 2006, total revenues were $45,724 compared to $35,262 for the year ended December 31, 2005. The revenues generated in the year ended December 31, 2006 were derived from a combination of fees received in prior years from the sale of extended warranties and service contracts via the Internet, which were deferred and recognized over the life of such contracts, and revenues from the collection of autologous adult stem cells and fees collected from physicians in the Company's physician's network to set up stem cell collection facilities. The revenues generated in the year ended December 31, 2005 were derived entirely from fees received in prior years from the sale of extended warranties and service contracts. The Company recognized revenues from the sale of extended warranties and service contracts via the Internet of $25,048 for the year ended December 31, 2006, as compared to $35,262 for the year ended December 31, 2005. Warranty revenue for the year ended December 31, 2006 is not keeping pace with warranty revenue recognized in the year ended December 31, 2005 and is in fact declining. Warranty revenue will continue to decline as policy periods expire since the Company is no longer selling extended warranty contracts. It is expected that the recognition of warranty revenue will end in 2007. Similarly, direct costs incurred in connection with the extended warranty contracts were $17,868 for the year ended December 31, 2006, as compared to $24,776 for the year ended December 31, 2005. For the year ended December 31, 2006, the Company earned $20,676 in fees for the collection of autologous adult stem cells and start-up fees in connection with a physician in the Company's physician's network that opened a stem cell collection center.

     Selling, general and administration expenses for the year ended December 31, 2006 has increased by $3,103,170 or 193% over the year ended December 31, 2005. In 2006, the Company changed its primary business model and is now engaged in the collection and banking of adult stem cells. In addition, in 2006, the Company began recognizing the compensatory value of employee stock options which has had a dramatic increase in our operating expenses. As the result of entering into the business of adult stem cell collection, processing and storage, the Company has increased its staffing levels and payroll expense which increased by $406,373 over the year ended December 31, 2005. In addition, the compensatory element of stock options and restricted stock grants issued to staff members and common stock issued to Robin L. Smith, MD, upon being appointed Chairman of the Board and Chief Executive Officer, increased operating expenses by $833,466. The new business of the Company has resulted in new expenses such as marketing and trade show expenses of $114,908, product liability insurance of $95,926, laboratory expense of $56,048 and website development of $49,901. As the result of the new business, legal fees, including those related to expanding the Company's patent portfolio, increased $496,529, consulting fees increased $112,699, travel and entertainment expense increased $137,642 and rent increased $95,548, over the year ended December 31, 2005. In addition, the settlement with Robert Aholt increased expenses for 2006 by $250,000. The Company expanded its Board of Directors with two independent directors and implemented a compensation arrangement for non-employee directors. In connection with this arrangement restricted stock was granted to two directors that resulted in $163,334 of expense for the fair value of common stock that vested. The various stock registration filings and increased trading levels of the Company's common stock increased costs in auditing fees, stock transfer fees and investment banking fees, which resulted in an overall increase of $148,100 over the year ended December 31, 2005.

     Interest expense for the year ended December 31, 2006 was $1,370,656 as compared to $96,580 for the year ended December 31, 2005, an increase of $1,274,076. This increase was primarily as a result of the issuance and early conversion of convertible promissory notes issued in the WestPark private placement (through which the Company raised $500,000 through the sale of convertible promissory notes and warrants in December 2005 and January 2006 and in which WestPark Capital, Inc. acted as placement agent). Substantially all of this debt was converted to common stock. The increase in interest expense includes increases resulting from amortization of debt discount associated with the convertible notes of $212,500, interest payments of $30,625 and the fair value of common stock purchase warrants issued to these debtholders of $227,100. In an effort to improve the Company's financial position, the Company had approached these convertible debtholders with proposals to either extend the term of their promissory notes or convert their promissory notes to common stock of the Company earlier than the original terms called for. Incentives included, among other things, the issuance of shares of common stock and additional warrants to purchase shares of common stock, reduced conversion prices for the notes and reduced exercise prices for the warrants. As a result, holders of $162,500 in principal amount of promissory notes agreed to extend the due dates of their respective notes for four months, and the Company converted $425,000 in principal amount of promissory notes to common stock (including $137,500 of the $162,500 in principal amount for which the due date was originally extended for four months prior to conversion). The impact of these conversions and extension of due dates was to increase interest expense by $871,813 due to the cost of additional common shares and warrants to purchase common stock granted to accomplish such conversions and extended due dates. However, these increased costs are non-cash related and the company will realize a reduction in its cash interest payments and cash required to pay back such promissory notes.

Year Ended December 31, 2005 and December 31, 2004

The Company recognized revenues from the sale of extended warranties and service contracts via the Internet of $35,000 in the year ended December 31, 2005 compared to $49,000 in the year ended December 31, 2004. The revenues generated in the year were derived entirely from revenues deferred over the life of the contracts sold in prior years. Similarly, direct costs incurred were $25,000 and $34,000 for the years ended December 31, 2005 and 2004, respectively, which relate to costs previously deferred over the life of such contracts.

General and administrative expenses totaled $1,611,000 during the year ended December 31, 2005 as compared to $764,000 for the year ended December 31, 2004, an increase of $847,000 or 111%. The increase was primarily attributable to increases in salaries and related expenses ($495,000), consultants ($50,000), legal and accounting ($196,000), investment banking fees ($61,000) and investor relations ($19,000).

In accordance with the PSI agreement, the Company paid PSI $0 in the year ended December 31, 2005 as compared to $725,000 in the year ended December 31, 2004.

Interest expense decreased in fiscal 2005 to $144,000 from $274,000 in the year ended December 31, 2004 due to the lower level of debt and certain loans from officers and directors at an interest rate of 8% compared with much higher rates from non-affiliated noteholders in the previous year.

For the reasons cited above, the net loss decreased to $1,745,000 in the year ended December 31, 2005 from the comparable loss of $1,748,000 for the year ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     Recent Developments

     In January and February 2007, the Company raised an aggregate of $2,500,000 through the private placement of 2,500,000 units at a price of $1.00 per unit (the "January 2007 private placement"). Each unit was comprised of two shares of the Company's Common Stock, one redeemable seven-year warrant to purchase one share of Common Stock at a purchase price of $.80 per share and one non-redeemable seven-year warrant to purchase one share of Common Stock at a purchase price of $.80 per share. The Company issued an aggregate of 5,000,000 shares of Common Stock, and warrants to purchase up to an aggregate of 5,000,000 shares of Common Stock at an exercise price of $0.80 per share. Emerging Growth Equities, Ltd ("EGE"), the placement agent for the January 2007 private placement, received a cash fee equal to $171,275 and is entitled to expense reimbursement not to exceed $50,000. The Company also issued to EGE redeemable seven-year warrants to purchase 343,550 shares of Common Stock at a purchase price of $.50 per share, redeemable seven-year warrants to purchase 171,275 shares of Common Stock at a purchase price of $.80 per share and non-redeemable seven-year warrants to purchase 171,275 shares of Common Stock at a purchase price of $.80 per share. The net proceeds of this offering were approximately $2,301,000.

     In March 2007, the Company engaged Trilogy Capital Partners, Inc. ("Trilogy") as a marketing and investor relations consultant. The agreement is for a 12 month period, terminable by either party after six months upon 30 days' notice, at a monthly fee of $10,000 plus reimbursement of certain budgeted or approved marketing expenses. Pursuant to this agreement, the Company issued to Trilogy warrants to purchase 1,500,000 shares of its Common Stock at a purchase price of $.47 per share. Such warrants vest over a 12 month period at a rate of 125,000 per month, subject to acceleration in certain circumstances, and are exercisable until April 30, 2010.

Year Ended December 31, 2006 and December 31, 2005

     The following chart represents the net funds provided by or used in operating, financing and investment activities for each period indicated:

                                                     Year Ended
                                        --------------------------------------
                                        December 31, 2006   December 31, 2005
                                        ------------------  ------------------
Cash used in Operating activities       $    (3,638,831)    $      (833,996)
Cash used in investing activities       $       (43,136)                  0
Cash provided by financing activities   $     3,629,753           1,295,000

     The Company incurred a net loss of $6,051,400 for the year ended December 31, 2006. Such loss adjusted for non-cash items, including common stock, option and warrant issuances and warrant repricing which were related to services rendered and interest of $2,280,779, amortization and depreciation of $240,123 and interest related to the Series A Preferred of $9,935 which was offset by cash settlements of various accounts payable, notes payable and accrued liabilities of $30,509, resulted in cash used in operations totaling $3,638,831 for the year ended December 31, 2006. This use of cash for operations also included additions to prepaid expenses, accounts receivable and other current assets of $81,300. Accordingly, the large difference between operating loss and cash used in operations was the result of a number of non-cash expenses charged to results of operations.

     To meet its cash requirement for the year ended December 31, 2006, the Company relied on proceeds from the sale of $250,000 of convertible notes, and proceeds from the sale of shares of Common Stock resulting in net proceeds of $3,573,068 from the June 2006 private placement and the Summer 2006 private placement (as described below).

     In an effort to improve the financial position of the Company, in July 2006 the WestPark convertible debtholders were offered the option of (A) extending the term of the convertible note for an additional four months from the maturity date in consideration for which (i) the Company would issue to the investor for each $25,000 in principal amount of the convertible note 5,682 shares of unregistered Common Stock; and (ii) the exercise price per warrant would be reduced from $1.20 to $.80, or (B) converting the convertible note into shares of the Company's Common Stock in consideration for which (i) the conversion price per conversion share would be reduced to $.44; (ii) the Company would issue to the investor for each $25,000 in principal amount of the note, 11,364 shares of Common Stock; (iii) the exercise price per warrant would be reduced from $1.20 to $.80; and (iv) a new warrant would be issued substantially on the same terms as the original warrant to purchase an additional 41,667 shares of Common Stock for each $25,000 in principal amount of the convertible note at an exercise price of $.80 per share. Pursuant to this, the investor was also asked to waive any and all penalties and liquidated damages accumulated as of the date of the agreement. This offer was terminated on August 31, 2006. As of that date, investors holding $237,500 in principal amount of the total $500,000 of convertible promissory notes had agreed to convert their respective convertible notes into shares of the Company's common stock for the consideration described above and investors holding $162,500 in principal amount of the total $500,000 of convertible promissory notes had agreed to extend the term of the convertible note for an additional four months from the maturity date for the consideration described above.

     In September 2006, a new offer was extended to the remaining WestPark convertible debtholders to convert the convertible note into shares of the Company's Common Stock, in consideration for which (i) the conversion price per conversion share would be reduced to $.44; (ii) the exercise price per warrant would be reduced from $1.20 to $.80; and (iii) a new warrant would be issued substantially on the same terms as the original warrant to purchase an additional 41,667 shares of Common Stock for each $25,000 in principal amount of the convertible note at an exercise price of $.80 per share. This offer resulted in the conversion of $125,000 in principal amount of the total $500,000 of convertible promissory notes to common stock. In October 2006, WestPark convertible debtholders owning an additional $62,500 in convertible promissory notes also agreed to early conversion on the terms of the September 2006 offer. As of December 31, 2006 there were only $75,000 in principal amount of the WestPark convertible promissory notes outstanding, which were due and paid in January 2007.

     In May 2006, the Company entered into an advisory agreement with Duncan Capital Group LLC ("Duncan"). Pursuant to the advisory agreement, Duncan is providing to the Company on a non-exclusive "best efforts" basis, services as a financial consultant in connection with any equity or debt financing, merger, acquisition as well as with other financial matters. In return for these services, the Company was paying to Duncan a monthly retainer fee of $7,500, 50% of which could be paid by the Company in shares of its Common Stock valued at fair market value and reimbursing it for its reasonable out-of-pocket expenses in an amount not to exceed $12,000. (Effective February 1, 2007, the advisory agreement was extended through December 31, 2007, providing that the monthly fee be paid entirely in shares of common stock to vest at the rate of 13,636 shares per month). Pursuant to the advisory agreement, Duncan also agreed, subject to certain conditions, that it or an affiliate would act as lead investor in a proposed private placement of shares of Common Stock and warrants to purchase shares of Common Stock in an amount that was not less than $2,000,000 or greater than $3,000,000. If the financing closed, Duncan was to receive a fee of $200,000 in cash and 240,000 shares of restricted Common Stock.

     On June 2, 2006, the Company entered into a securities purchase agreement pursuant to which the Company issued to each of 17 investors shares of its Common Stock, at a per-share price of $0.44, along with a five-year warrant to purchase a number of shares of Common Stock at a per share purchase price of $.80 equal to 50% of the number of shares of Common Stock purchased by each investor (together with the Common Stock issued, the "June 2006 securities"). The gross proceeds from the sale were $2,079,000. Duncan received its fee as described above. The officers of the Company, as a condition of the initial closing under the securities purchase agreement, entered into letter agreements with the Company pursuant to which they converted an aggregate of $278,653 of accrued and unpaid salary that dated back to 2005 into shares of Common Stock at a per share price of $0.44. After adjustments for applicable payroll and withholding taxes which were paid by the Company, the Company issued to such officers an aggregate of 379,982 shares of Common Stock. The Company also adopted an Executive Officer Compensation Plan, effective as of the date of closing of the securities purchase agreement and pursuant to the letter agreements each officer agreed to be bound by the Executive Officer Compensation Plan. In addition to the conversion of accrued salary, the letter agreements provided for a reduction by 25% in base salary for each officer, the granting of options to purchase shares of Common Stock under the Company's 2003 Equity Participation Plan which become exercisable upon the Company achieving certain revenue milestones and the acceleration of the vesting of certain options and restricted shares held by the officers.

     In connection with the securities purchase agreement, on June 2, 2006 the Company entered into a registration rights agreement with each of the investors, pursuant to which the Company agreed to prepare and file no later than June 30, 2006 a registration statement with the SEC to register the shares of Common Stock issued to investors and the shares of Common Stock underlying the warrants. The Company and the investors agreed to amend the registration rights agreement and extend the due date of the registration statement to August 31, 2006. In the event that the Registration Statement was not declared effective by the SEC within 180 days of the closing date of the securities purchase agreement, the Company was obligated to pay to each investor an amount equal to 1% of the purchase price of the June 2006 securities purchased by the investor, and to pay such amount for each month or partial month that the registration statement was not declared effective by the SEC. The registration statement was filed and subsequently declared effective on November 6, 2006.

     In July and August 2006, the Company sold 3,977,273 shares of its Common Stock at $.44 per share along with warrants to purchase 1,988,637 shares of its Common Stock at $.80 per share (the "Summer 2006 Private Placement"), resulting in proceeds to the Company of $1,750,000. Additionally, in July and August, it issued 83,405 shares of its Common Stock as partial or complete payment of certain accounts payable and 75,667 shares of its Common Stock as partial payment of certain services rendered. In October 2006, the Company issued 34,000 shares of Common Stock in consideration of certain services rendered. In December 2006, the Company issued 10,416 shares of its Common Stock in consideration of certain services rendered.

     The following table reflects a summary of the Company's contractual cash obligations, including applicable interest, as of December 31, 2006:

                                             Payments due by period
                      ---------------------------------------------------------------------
Contractual              Total      Less than 1 year   1-3 years    3-5 years   More than
Obligations                                                                      5 years
--------------------  ------------- ----------------  ------------- ----------  -----------
Notes payable         $    225,752    $    201,313    $     24,439  $       -   $        -
Capitalized  leases         77,970          31,188          46,782          -            -
Employment agreements    2,133,642       1,131,234       1,002,408          -            -
                      ------------- ----------------  ------------- ----------  -----------
Total                 $  2,437,364    $  1,363,735    $  1,073,629  $       -   $        -
                      =============   =============   ============= ==========  ===========

Material changes to the contractual obligations above include (i) the payment in January 2007 of all the remaining outstanding convertible notes issued in the WestPark Private Placement (as described above in Liquidity and Capital Resources) and (ii) amendments to or replacements of employment agreements or arrangements with officers of the Company on January 26, 2007 providing for a 20% reduction in base salary and/or an agreement by the officer to extend their employment term, as well as certain additional or amended terms.

Year Ended December 31, 2005 and December 31, 2004

     The following chart represents the net funds provided by or used in operating, financing and investment activities for each period as indicated:

                                                     Year Ended
                                        -------------------------------------
                                        December 31, 2005  December 31, 2004
                                        -----------------  ------------------
Cash used in Operating activities         $   (833,996)      $  (1,459,653)
Cash used in investing activities         $          0              (3,288)
Cash provided by financing activities     $  1,295,000           1,279,862

     At December 31, 2005, the Company had a cash balance of $488,872, deficit working capital of $1,245,084 and a stockholders' deficit of $1,817,638. In addition, the Company sustained losses of $1,745,039, $1,748,372 and $1,044,145 for the three fiscal years ended December 31, 2005, 2004 and 2003, respectively.

     On December 30, 2005 the Company commenced the Westpark Private Placement to sell 9% six month convertible notes in $25,000 units. Each unit consisted of the 9% note convertible into shares of the Company's Common Stock at $0.60 per share and 41,667 warrants to purchase the Company's Common Stock at an exercise price of $1.20 per share. On December 30, 2005, the Company sold $250,000 of these notes and through January 31, 2006 an additional $250,000 of these notes for a total of $500,000. The net proceeds from the sales of these notes to the Company were $443,880.

     The following table reflects a summary of the Company's contractual cash obligations as of December 31, 2005:

                                                            Payments due by period
                                     ---------------------------------------------------------------------
Contractual                             Total      Less than 1 yea   1-3 years    3-5 years    More than
Obligations                                                                                     5 years
--------------------                 ------------- ---------------- ------------- -----------  -----------
Notes payable                        $    433,000    $   433,000    $          0  $        0   $        0
Operating leases                           74,744         69,044           5,700           0            0
Employment agreements                   2,332,867        986,083       1,346,783           0            0
Series A mandatorily redeemable
   convertible preferred stock            572,208         47,684         143,052     143,052      238,420
                                     -------------   ------------   ------------- -----------  -----------
Total                                $  2,840,611    $ 1,535,811    $  1,495,535  $  143,052   $  238,420
                                     =============   ============   ============= ===========  ===========

     The table above includes the contractual obligations acquired in the purchase of substantially all the assets of NS California on January 19, 2006.

Material changes to the contractual obligations above include (i) the conversion, extension or payment of all the convertible notes issued in the Westpark Private Placement (as described above in Liquidity and Capital Resources), (ii) amendments to the employment agreements of certain officers and employees, pursuant to which such persons agreed to a 25% reduction in base salary, and the entry into an employment agreement with the Company's new chief executive officer; (iii) the subsequent amendments or replacements of the employment agreements on January 26, 2007 providing instead for a 20% reduction in base salary and/or an agreement by the officer to extend their employment term, as well as certain additional or amended terms; and (iv) the exchange of the outstanding Series A convertible preferred stock into common stock.

INFLATION

     The Company does not believe that its operations have been materially influenced by inflation in the fiscal year ended December 31, 2006, a situation which is expected to continue for the foreseeable future.

SEASONALITY

     The Company does not believe that its operations are seasonal in nature.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company does not have any off-balance sheet arrangements.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto required to be filed under this Item are presented commencing on page F-1 of this Annual Report on Form 10-K. Following is supplementary financial information:

     Selected Quarterly Financial Data

$'000                                    Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter
(except net loss per share which is       Ended     Ended     Ended     Ended     Ended     Ended     Ended     Ended
 stated in $)                            12/31/06  9/30/06   6/30/06   3/31/06   12/31/05  9/30/05   6/30/05   3/31/05

Earned Revenues                               $27        $6        $6        $6        $8        $8        $9       $10

Direct Costs                                   10         4         4         4         6         6         6         7

Gross profit                                   17         2         2         2         2         2         3         3

Operating Loss                             (1,718)     (998)   (1,038)     (937)     (491)     (542)     (356)     (212)

Net Loss Attributable to
Common Stockholders                        (1,860)   (1,807)   (1,245)   (1,139)     (527)     (575)     (393)     (250)

Net loss per share                           (.10)     (.11)     (.12)     (.15)     (.01)     (.01)     (.01)     (.01)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the Company's fourth fiscal quarter ended December 31, 2006 covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in the Company's internal controls over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15, that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

None.

                                    PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2007 Annual Meeting of Stockholders scheduled to be held on June 14, 2007, to be filed not later than April 30, 2007 (120 days after the close of our fiscal year ended December 31, 2006).

ITEM 11.        EXECUTIVE COMPENSATION

     The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2007 Annual Meeting of Stockholders scheduled to be held on June 14, 2007, to be filed not later than April 30, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2007 Annual Meeting of Stockholders scheduled to be held on June 14, 2007, to be filed not later than April 30, 2007.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
                INDEPENDENCE

     The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2007 Annual Meeting of Stockholders scheduled to be held on June 14, 2007, to be filed not later than April 30, 2007.

Item 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2007 Annual Meeting of Stockholders scheduled to be held on June 14, 2007, to be filed not later than April 30, 2007.

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

(a)(3) EXHIBITS:

    Exhibit                                              Description                                        Reference
---------------     ----------------------------------------------------------------------------------------------------
     3(a)           Amended and Restated Certificate of Incorporation dated August 29, 2006 (1)               3.1
      (b)           Amended and Restated By-laws (2)                                                          3.1
      (c)           First Amendment to Amended and Restated By-laws (3)                                       3.2
     4(a)           Form of Underwriter's Warrant (4)                                                         4.9.1
      (b)           Form of Promissory Note--September 2002 Offering (5)                                      4.1
      (c)           Form of Promissory Note--February 2003 Offering (5)                                       4.2
      (d)           Form of Promissory Note--March 2003 Offering (5)                                          4.3
     10(a)          Employment Agreement dated as of February 6, 2003 by and between Corniche Group           99.2
                     Incorporated and Mark Weinreb* (6)
      (b)           Stock Option Agreement dated as of February 6, 2003 between Corniche Group                99.3
                     Incorporated and Mark Weinreb* (6)
      (c)           Form of Stock Option Agreement* (5)                                                       10.2
      (d)           Royalty Agreement, dated as of December 5, 2003, by and between Parallel Solutions,       10.1
                     Inc. and Phase III Medical, Inc.(5)(6)
      (e)           Employment Agreement dated as of September 13, 2004 between Phase III Medical, Inc.       10.3
                     and Robert Aholt, Jr. (7)
      (f)           Letter Agreement dated as of August 12, 2004 by and between Phase III Medical, Inc.       10.6
                     and Dr. Wayne A. Marasco (7)
      (g)           Board of Directors Agreement by and between Phase III Medical, Inc. and Joseph            10.8
                     Zuckerman* (7)
      (h)           Stock Purchase Agreement, dated April 20, 2005, between Phase III Medical, Inc. and       10.1
                     Catherine M. Vaczy (1)
      (i)           Promissory Note made by the Company in favor of Catherine M. Vaczy (1)                    10.2
      (j)           Letter Agreement, dated April 20, 2005, between Phase III Medical, Inc. and Catherine     10.3
                     M. Vaczy* (1)
      (k)           Stock Option Agreement dated April 20, 2005, between Phase III Medical, Inc. and          10.4
                     Catherine M. Vaczy* (1)
      (l)           Amendment dated July 18, 2005 to Stock Purchase Agreement with Catherine M. Vaczy         10.1
                     dated April 20, 2005* (2)
      (m)           Amendment dated July 20, 2005 to Employment Agreement with Mark Weinreb dated             10.2
                     February 6, 2003* (2)


      (n)           Amendment dated July 20, 2005 to Employment Agreement with Wayne A. Marasco dated         10.3
                     August 12, 2004 (2)
      (o)           Amendment dated July 20, 2005 to Employment Agreement with Robert Aholt dated             10.4
                     September 13, 2004 (2)
      (p)           Form of Option Agreement dated July 20, 2005* (2)                                         10.5
      (q)           Form of Promissory Note Extension (2)                                                     10.6
      (r)           Letter Agreement dated August 12, 2005 with Catherine M. Vaczy* (2)                       10.7
      (s)           Restricted Stock Agreement with Mark Weinreb* (8)                                         10.8
      (t)           Asset Purchase Agreement dated December 6, 2005 by and among Phase III Medical, Inc.,     99.1
                     Phase III Medical Holding Company, and NeoStem, Inc. (9)
      (u)           Letter Agreement dated December 22, 2005 between Phase III Medical, Inc. and              10(y)
                     Catherine M. Vaczy* (10)
      (v)           Form of Convertible Promissory Note (11)                                                  10.1
      (w)           Form of Warrant (11)                                                                      99.1
      (x)           Employment Agreement between the Company and Larry A. May dated January 19, 2006*         10.1
                     (12)
      (y)           Employment Agreement between the Company and Denis O. Rodgerson dated January 19,         10.2
                     2006 (12)
      (z)           Letter Agreement dated January 30, 2006 between Phase III Medical, Inc. and Catherine     10(cc)
                     M. Vaczy* (10)
     (aa)           Settlement Agreement and General Release dated March 31, 2006 between Phase III           10(dd)
                     Medical, Inc. and Robert Aholt, Jr.(10)
     (bb)           Advisory Agreement dated May 2006 between Phase III Medical, Inc. and Duncan Capital      10(ee)
                     Group LLC (13)
     (cc)           Securities Purchase Agreement, dated June 2, 2006, between Phase III Medical, Inc.        10.1
                     and certain investors listed therein (14)
     (dd)           Registration Rights Agreement, dated June 2, 2006, between Phase III Medical, Inc.        10.2
                     and certain investors listed therein (14)
     (ee)           Form of Warrant to Purchase Shares of Common Stock of Phase III Medical, Inc (14)         10.3
     (ff)           Employment Agreement between Phase III Medical, Inc. and Dr. Robin L. Smith, dated        10.4
                     May 26, 2006* (14)
     (gg)           Letter Agreement between Phase III Medical, Inc. and Mark Weinreb effective as of         10.5
                     June 2, 2006* (14)
     (hh)           Letter Agreement between Phase III Medical, Inc. and Catherine M. Vaczy effective as      10.6
                     of June 2, 2006* (14)
     (ii)           Letter Agreement between Phase III Medical, Inc. and Larry A. May effective as of         10.7
                     June 2, 2006* (14)
     (jj)           Letter Agreement between Phase III Medical, Inc. and Wayne A. Marasco effective as of     10.8
                     June 2, 2006 (14)
     (kk)           NeoStem, Inc. 2003 Equity Participation Plan* (15)                                        B-1
     (ll)           Form of Phase III Medical, Inc. Securities Purchase Agreement from July/August            10.1
                     2006 (16)
     (mm)           Form of Phase III Medical, Inc. Registration Rights Agreement from July/August            10.2
                     2006 (16)
     (nn)           Form of Phase III Medical, Inc. Warrant to Purchase Shares of Common Stock from           10.3
                     July/August 2006 (16)
     (oo)           Form of Amendment Relating to Purchase by Investors in Private Placement of               10.4
                     Convertible Notes and Warrants December 2005 and January 2006 (16)
     (pp)           Second Form of Amendment Relating to Purchase by Investors in Private Placement of        10.1
                     Convertible Notes and Warrants December 2005 and January 2006 (17)
     (qq)           NeoStem, Inc. 2003 Equity Participation Plan, as amended* (17)                            10.2
     (rr)           Sublease Agreement dated October 27, 2006 between NeoStem, Inc. and DC Associates         10.3
                     LLC (17)
     (ss)           Form of Subscription Agreement among NeoStem, Inc, Emerging Growth Equities, Ltd. and     10.1
                     certain investors listed therein (18)


     (tt)           Form of Redeemable Warrant to Purchase Shares of Common Stock of NeoStem, Inc.(18)        10.2
     (uu)           Form of Non-Redeemable Warrant to Purchase Shares of Common Stock of NeoStem,             10.3
                     Inc.(18)
     (vv)           January 26, 2007 Amendment to Employment Agreement of Robin Smith* (19)                   10.1
     (ww)           January 26, 2007 Amendment to Employment Agreement of Mark Weinreb* (19)                  10.2
     (xx)           January 26, 2007 Amendment to Employment Agreement of Larry A. May* (19)                  10.3
     (yy)           January 26, 2007 Employment Agreement with Catherine M. Vaczy* (19)                       10.4
     (zz)           Stem Cell Collection Services Agreement dated December 15, 2006 between the Company       10.1
                     and HemaCare Corporation (20)
     (aaa)          Amendment dated February 1, 2007 to Advisory Agreement dated May 2006 between Phase       10.2
                     III Medical, Inc. and Duncan Capital Group LLC (20)
     14(a)          Code of Ethics for Senior Financial Officers (5)                                          14.1
     21(a)          Subsidiaries of the Registrant(20)                                                        21.1
     23(a)          Consent of Holtz Rubenstein Reminick LLP(20)                                              23.1
     31(a)          Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-         31.1
                     Oxley Act of 2002 (20)
     31(b)          Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-         31.2
                     Oxley Act of 2002 (20)
     32(a)          Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as           32.1
                     adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (20)
     32(b)          Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as           32.2
                     adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (20)

----------------------------
Notes:

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

(3) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of the Company on Form 8-K, dated August 1, 2006, which exhibit is incorporated here by reference.

(4) Filed with the Securities and Exchange Commission as an exhibit to the Company's registration statement on Form S-1, File No. 33-42154, which exhibit is incorporated here by reference.

(5) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the annual report of the Company on Form 10-K for the year ended December 31, 2003, which exhibit is incorporated here by reference. Certain portions of Exhibit 10(d) (10.1) were omitted based upon a request for confidential treatment, and the omitted portions were filed separately with the Securities and Exchange Commission on a confidential basis.

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

(13) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the quarterly report of the Company on Form 10-Q for the quarter ended March 31, 2006, which exhibit is incorporated herein by reference.

(14) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of the Company on Form 8-K, dated June 2, 2006, which exhibit is incorporated here by reference.

(15) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Preliminary Proxy Statement on Schedule 14A, dated July 18, 2006, which exhibit is incorporated here by reference.

(16) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company's Registration Statement on Form S-1, File No. 333-137045, which exhibit is incorporated here by reference.

(17) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 333-137045, which exhibit is incorporated here by reference.

(18) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of the Company on Form 8-K, dated January 26, 2007, which exhibit is incorporated here by reference.

(19) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the second current report of the Company on Form 8-K, dated January 26, 2007, which exhibit is incorporated here by reference.

(20) Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on March 28, 2007.


                                        NEOSTEM, INC.

                                        By:     /s/Robin L. Smith
                                                --------------------------------
                                                Name:   Robin L. Smith
                                                Title:  Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                   Title                                    Date
         ----------                                  ------                                  ------

     /s/ Robin L. Smith                 Director, Chief Executive
     ------------------------           Officer and Chairman of the                     March 28, 2007
         Robin L. Smith                 Board (Principal Executive Officer)


     /s/ Larry A. May                   Chief Financial Officer
     -------------------------          (Principal Financial Officer and                March 28, 2007
         Larry A. May                   Principal Accounting Officer)


     /s/ Mark Weinreb                   Director and President                          March 28, 2007
     -------------------------
         Mark Weinreb


     /s/ Joseph Zuckerman               Director                                        March 28, 2007
     -------------------------
         Joseph Zuckerman


     /s/ Richard Berman                 Director                                        March 28, 2007
     -------------------------
         Richard Berman


     /s/ Steven S. Myers                Director                                        March 28, 2007
     -------------------------
         Steven S. Myers

                          NeoStem, Inc. and Subsidiary
                                Table of Contents

                                                                                    Page
                                                                                --------------
Report of Independent Registered Public Accounting Firm -
        Holtz Rubenstein Reminick LLP                                           F - 1

Financial Statements:

        Consolidated Balance Sheets at December 31, 2006 and 2005               F - 2

        Consolidated Statements of Operations
                Years Ended December 31, 2006, 2005 and 2004                    F - 3

        Consolidated Statements of Stockholder's Equity/ (Deficit)
                Years Ended December 31, 2006, 2005 and 2004                    F - 4

        Consolidated Statements of Cash Flows
                Years Ended December 31, 2006, 2005 and 2004                    F - 6

        Notes to Consolidated Financial Statements                              F - 8 - F - 27

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors and Stockholders
NeoStem, Inc. and Subsidiary (Formerly Phase III Medical, Inc.)


We have audited the accompanying consolidated balance sheets of NeoStem, Inc. and Subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity/ (deficit) and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NeoStem, Inc. and Subsidiary as of December 31, 2006 and 2005 and the results of their operations and cash flows for each of the years in the three year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 123 (R), "Share-Based Payment" effective January 1, 2006.



/s/ HOLTZ RUBENSTEIN REMINICK LLP
---------------------------------
Melville, New York
March 27, 2007

                          NEOSTEM, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                December 31,
                                               2006         2005
                                         -------------  ------------
              ASSETS
Current assets:
  Cash and cash equivalents            $      436,659  $    488,872
  Accounts receivable                           9,050             -
  Prepaid expenses and other
   current assets                              82,451        18,447
                                         -------------  ------------

    Total current assets                      528,160       507,319

Property and equipment, net                    96,145         1,488
Deferred acquisition costs                          -        19,121
Goodwill                                      558,169
Other assets                                   12,500       114,753
                                         -------------  ------------

                                       $    1,194,974  $    642,681
                                         =============  ============

LIABILITIES AND STOCKHOLDERS'
 EQUITY/(DEFICIT)
Current liabilities:
  Interest and dividends payable -
   preferred stock                     $            -  $    528,564
  Accounts payable                            372,348       256,976
  Accrued liabilities                         241,388       617,196
  Unearned revenues                             2,420             -
  Notes payable, - related party,
   current                                    125,000       135,000
  Note payable - current                        1,313        48,000
  Current portion of capitalized
   lease obligation                            20,829             -
  Convertible debentures - net of
   debt discount of $0 and
   $83,333, respectively                       75,000       166,667
                                         -------------  ------------

    Total current liabilities                 838,298     1,752,403

Unearned revenues - long term                       -        26,745
Series A mandatorily redeemable
 convertible preferred stock                        -       681,171
Note payable - related party, long
 term                                          24,439             -
Capitalized lease obligation, net
 of current portion                            40,132             -

COMMITMENTS AND CONTINGENCIES

Stockholders' equity/(deficit):
 Preferred stock; authorized,
  5,000,000 shares Series B
  convertible redeemable preferred
  stock, liquidation value, 10
  shares of common stock per share,
  $.01 par value; authorized,
  825,000 shares; issued and
  outstanding, 10,000 shares at
  December 31, 2006 and December
  31, 2005                                        100           100
 Common stock, $.001par value;
  authorized, 500,000,000 shares;
  issued and outstanding,
  20,781,214 at December 31, 2006
  and 7,054,386 shares at December
  31, 2005                                     20,782         7,056
 Additional paid-in capital                20,949,654    12,430,571
 Unearned compensation                       (371,666)            -
 Accumulated deficit                      (20,306,765)  (14,255,365)
                                         -------------  ------------
    Total stockholders'
     equity/(deficit)                         292,105    (1,817,638)
                                         -------------  ------------
                                       $    1,194,974  $    642,681
                                         =============  ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                          NEOSTEM, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                                                        Years ended December 31,
                                        -----------------------------------------------------------
                                              2006                2005                 2004
                                        -----------------   ------------------   ------------------
Revenues                               $          45,724   $           35,262   $           48,561

Direct Costs                                      22,398               24,776               33,885
                                        -----------------   ------------------   ------------------

    Gross Profit                                  23,326               10,486               14,676

Selling, general and administrative            4,714,568            1,611,398              763,640
Purchase of medical royalty stream                     -                    -              725,324
                                        -----------------   ------------------   ------------------

    Operating loss                            (4,691,242)          (1,600,912)          (1,474,288)

Other income (expense):
  Interest income                                 20,432                  137                  199
  Interest expense - Series A
   mandatorily redeemable convertible
   preferred stock                                (9,934)             (47,684)             (47,684)
  Interest expense                            (1,370,656)             (96,580)            (226,599)
                                        -----------------   ------------------   ------------------

                                              (1,360,158)            (144,127)            (274,084)

                                        -----------------   ------------------   ------------------

Net Loss                               $      (6,051,400)  $       (1,745,039)  $       (1,748,372)
                                        =================   ==================   ==================

Basic earnings per share

Net loss                               $            (.44)  $             (.35)  $            (0.54)
                                        =================   ==================   ==================

Weighted average common shares
 outstanding                                  13,650,270            4,977,575            3,254,185
                                        =================   ==================   ==================

The accompanying notes are an integral part of these consolidated financial statements

                                              NEOSTEM, INC. AND SUBSIDIARY
                                Consolidated Statements of Stockholder Equity/(Deficit)

                                  Series B
                                  Preferred
                                    Stock         Common Stock
                               ------------------------------------
                                                                                  Additional
                                                                       Unearned     Paid in    Accumulated
                               Shares  Amount    Shares     Amount    Compensation   Capital      Deficit      Total
                               ------- ------ ------------ -------- ----------------------------------------------------
Balance at December 31, 2003   10,000   $100   26,326,460  $26,327             -  $9,232,756  $(10,761,954) $(1,502,771)


Reverse Common Stock Split                    (23,693,814) (23,694)                   23,694

Issuance of common stock for
 cash, net of
offering costs                                  1,213,291    1,213                 1,103,787                  1,105,000

Issuance of common stock upon
 exercise of
common stock options                              187,500      188                     9,187                      9,375

Issuance of common stock
 options for services                                                                 15,000                     15,000

Issuance of common stock for
 services                                          18,750       19                    14,231                     14,250

Interest expense on loans in
 default                                                                             127,137                    127,137

Debt discount on loan from
 officer                                                                              17,647                     17,647

Issuance of common stock for
 interest                                           3,000        3                     4,197                      4,200

Issuance of common stock to
 officer for services                              47,768       48                    26,702                     26,750

Net loss                                                                                        (1,748,372)  (1,748,372)
                               ------- ------ ------------ -------- ------------- ----------- ------------- ------------
Balance at December 31, 2004   10,000    100    4,102,955    4,104             -  10,574,338   (12,510,326)  (1,931,784)

Issuance of common stock for
 cash, net of
offering costs                                  1,259,285    1,259                   870,741                    872,000

Issuance of common stock for
 conversion of
debt                                              986,578      987                   564,013                    565,000

Issuance of common stock to
 officers and
directors                                         602,068      602                   236,684                    237,286

Issuance of common stock for
 services                                         103,500      104                    76,004                     76,108

Equity component of issuance of
 convertible debt                                                                     83,333                     83,333

Issuance of common stock
 purchase warrants for
services                                                                              25,458                     25,458

Net loss                                                                                        (1,745,039)  (1,745,039)
                               ------- ------ ------------ -------- ------------- ----------- ------------- ------------
Balance at December 31, 2005   10,000    100    7,054,386    7,056             -  12,430,571   (14,255,365)  (1,817,638)


                                              NEOSTEM, INC. AND SUBSIDIARY
                                Consolidated Statements of Stockholder Equity/(Deficit)- Cont.

                                       Series B
                                       Preferred
                                         Stock          Common Stock
                                    ------- ------ ------------ --------
                                                                                       Additional
                                                                          Unearned      Paid in    Accumulated
                                    Shares  Amount   Shares      Amount  Compensation   Capital      Deficit        Total
                                    ------- ------ ------------ -------- ------------- ----------- ------------- ------------
Issuance of common stock for cash,
 net of offering costs                               9,453,815     9,454                 3,563,614                  3,573,068
Issuance of common stock for
 conversion of preferred stock                         544,937       545                 1,219,124                  1,219,669
Issuance of common stock to
 officers and directors                                400,000       400                   207,600                    208,000
Issuance of restricted common stock
 to officers and directors                             900,000       900     (600,000)     599,100                          -
Vesting of uneamed compensation
 related to restricted common stock
 issued to officers and directors                                             228,334                                 228,334
Issuance of common stock for
 services                                              176,175       176                   112,812                    112,988
Equity component of issuance of
 convertible debt                                                                          263,612                    263,612
Issuance of common stock purchase
 warrants for services                                                                      75,496                     75,496
Issuance of common stock for
 purchase of assets of NS
 California                                            400,000       400                   199,600                    200,000
Issuance of common stock to payoff
 current liabilities                                   664,610       664                   307,798                    308,462
Issuance of common stock for
 conversion of convertible debt                      1,073,859     1,074                   691,822                    692,896
Issuance of common stock for
 extension of due dates of
 convertible debt                                       36,932        37                    20,986                     21,023
Issuance of common stock purchase
 warrants for the early conversion
 of convertible debt                                                                       652,130                    652,130
Issuance of common stock for
 conversion of debt                                     76,500        76                    44,924                     45,000
Compensatory element of stock
 options issued to staff                                                                   560,465                    560,465
Net Loss                                                                                              (6,051,400)  (6,051,400)
                                    ------- ------ ------------ -------- ------------- ----------- ------------- ------------
Balance at December 31, 2006         10,000 $  100  20,781,214  $ 20,782 $   (371,666) $20,949,654 $ (20,306,765) $   292,105
                                    ------- ------ ------------ -------- ------------- ----------- ------------- ------------

          The accompanying notes are an integral part of these consolidated financial statements

                          NEOSTEM, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                                                                Years ended December 31,
                                                                     ----------------------------------------------
                                                                          2006              2005          2004
                                                                     ----------------------------------------------
Cash flows from operating activities:                                $   (6,051,400)   $ (1,745,039) $  (1,748,372)
  Net loss
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Common shares issued and stock options granted as payment for
     interest expense and for services rendered                           2,280,779         338,852        187,337
    Depreciation                                                             27,623           1,958          1,777
    Amortization of debt discount                                           212,500           5,882         11,765
  Series A mandatorily redeemable convertible preferred stock
   dividends                                                                  9,935          47,684         47,684
    Unearned revenues                                                       (24,325)        (35,262)       (48,561)
    Deferred acquisition costs                                               17,868          24,776         33,885
    Changes in operating assets and liabilities:
      Prepaid expenses and other current assets                             (72,251)          2,786         (3,209)
      Accounts receivable                                                    (9,050)              -              -
      Other assets                                                                -        (111,753)             -
      Accounts payable, accrued expenses and other current
       liabilities                                                          (30,510)        636,120         58,041
                                                                      ----------------- ------------  -------------

  Net cash used in operating activities                                  (3,638,831)       (833,996)    (1,459,653)
                                                                      ----------------- ------------  -------------

Cash flows from investing activities:
  Acquisition of property and equipment                                     (43,136)              -         (3,288)
                                                                      ----------------- ------------  -------------
   Net cash used in investing activities                                    (43,136)              -         (3,288)
                                                                      ----------------- ------------  -------------

Cash flows from financing activities:
  Net proceeds from issuance of capital stock                             3,573,068         872,000      1,114,375
  Proceeds from notes payable                                               180,396         203,000         75,000
  Repayment of notes payable                                               (352,898)        (30,000)
  Repayment of capitalized lease obligations                                (20,813)                       100,000
  Proceeds from sale of convertible debentures                              250,000         250,000
  Repayment of long-term debt                                                                               (9,513)
                                                                      ----------------- ------------  -------------

    Net cash provided by financing activities                             3,629,753       1,295,000      1,279,862
                                                                      ----------------- ------------  -------------

Net (decrease) increase in cash and cash equivalents                        (52,213)        461,004       (183,079)

Cash and cash equivalents at beginning of year                              488,872          27,868        210,947
                                                                      ----------------- ------------  -------------
Cash and cash equivalents at end of year                             $      436,659    $    488,872  $      27,868
                                                                      ================= ============  =============

          The accompanying notes are an integral part of these consolidated financial statements

                          NEOSTEM, INC. AND SUBSIDIARY

                Consolidated Statements of Cash Flows - continued

                                                      Years ended December 31,
                                         ---------------------------------------------------
                                              2006              2005              2004
                                         ----------------  ----------------  ---------------
Supplemental disclosures of cash flow
 information:
Cash paid during the year for:
Interest                                $        285,096  $         92,010  $       106,574
                                         ================  ================  ===============

Supplemental schedule of non-cash
 investing and financing activities

Issuance of common stock for services
 rendered                               $        188,485  $        313,394  $        32,027
                                         ================  ================  ===============

Compensatory element of stock options   $        576,281  $         25,458  $       127,137
                                         ================  ================  ===============

Net accrual of dividends on Series A
 preferred stock                        $          9,935  $              -  $             -
                                         ================  ================  ===============
Issuance of common stock for assets of
 NS California                          $        200,000  $              -  $             -
                                         ================  ================  ===============
Common stock for conversion of
 convertible debt                       $        425,000  $              -  $             -
                                         ================  ================  ===============
Common stock issued for debt            $         45,000  $        565,000  $             -
                                         ================  ================  ===============

          The accompanying notes are an integral part of these consolidated financial statements

Note 1 - The Company
--------------------

NeoStem, Inc. ("NeoStem") was incorporated under the laws of the State of Delaware in September 1980 under the name Fidelity Medical Services, Inc. Our corporate headquarters is located at 420 Lexington Avenue, Suite 450, New York, NY 10170, our telephone number is (212) 584-4184 and our website address is www.neostem.com.

NeoStem is in the business of operating a commercial autologous (donor and recipient are the same) adult stem cell bank and are pioneering the pre-disease collection, processing and long-term storage of adult stem cells that donors can access for their own present and future medical treatment. On January 19, 2006, we consummated the acquisition of the assets of NS California, Inc., a California corporation ("NS California") relating to NS California's business of collecting and storing adult stem cells. Effective with the acquisition, the business of NS California became our principal business, rather than our historic business of providing capital and business guidance to companies in the healthcare and life science industries. The Company provides adult stem cell processing, collection and banking services with the goal of making stem cell collection and storage widely available, so that the general population will have the opportunity to store their own stem cells for future healthcare needs.

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

Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

Principles of consolidation: The consolidated financial statements include the accounts of NeoStem, Inc. (a Delaware corporation) and its wholly-owned subsidiary, NeoStem Therapies, Inc. All intercompany transactions and balances have been eliminated.

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

Comprehensive income (loss): Refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. At December 31, 2006, 2005 and 2004 there were no such adjustments required.

Goodwill: Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. The Company reviews recorded goodwill for potential impairment annually or upon the occurrence of an impairment indicator. The Company performed its annual impairment tests as of December 31, 2006 and determined no impairment exists. The Company will perform its future annual impairment as of the end of each fiscal year.

Accounting for Stock Option Compensation: In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective for the first interim or annual reporting period that begins after June 15, 2005. The Company has adopted SFAS No. l23(R) effective January 1, 2006. The Company determines value of stock options by the Black-Scholes option pricing model. The value of options issued during 2006 or that were unvested at January 1, 2006 are being recognized as an operating expense ratably on a monthly basis over the vesting period of each option.

Pro Forma Effect of Stock Options: For the years ended December 31, 2005 and 2004, the Company followed Financial Accounting Standards Board Interpretation No. 44, an interpretation of APB Opinion No. 25 and SFAS No. 123 which requires that effective July 1, 2000, all options issued to non-employees after January 12, 2000 be accounted for under the rules of SFAS No. 123.

Assuming the fair market value of the option at the date of grant $1.50 in January 2004, $1.40 in March 2004, $1.11 in May 2004, $1.10 in September and November 2004, $.60 in February 2005, $.50 in April and July 2005, $.80 in September 2005 and $.60 in December 2005, the life of the options to be from three to ten years, the expected volatility at between 15% and 200%, expected dividends are none, and the risk-free interest rate of approximately 3%, the Company would have recorded compensation expense of $116,146 and $218,597, respectively, for the years ended December 31, 2005 and 2004 as calculated by the Black-Scholes option pricing model. The weighted average fair value per option of options granted during 2005 and 2004 was $0.60 and $1.10, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Proforma net loss and net loss per share would be as follows:

                                           2005                2004
                                      ---------------     ----------------
Net loss as reported             $       (1,745,039)  $       (1,748,372)
Additional compensation                    (116,146)            (218,597)
                                      ---------------     ----------------

Adjusted net loss                $       (1,861,185)  $       (1,966,969)
                                      ===============     ================

Net loss per share as reported   $             (.40)  $             (.50)
                                      ===============     ================

Adjusted net loss per share      $             (.40)  $             (.60)
                                      ===============     ================

Recently Issued Accounting Pronouncements: In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No.155, Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB No. 133 and 140. The purpose of SFAS statement No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No.155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No.155 is effective for all financial instruments acquired or issued after the beginning of any entity's first fiscal year beginning after September 15, 2006. We believe that the adoption of this standard on January 1, 2007 will not have a material effect on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158 Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires a company to recognize the funded status of a benefit plan as an asset or a liability in its statement of financial position. In addition, a company is required to measure plan assets and benefit obligations as of the date of its fiscal year-end statement of financial position. The recognition provision of this statement, along with additional disclosure requirements, is effective for fiscal years ending after December 15, 2006, while the measurement date provision is effective for fiscal years ending after December 15, 2008. The Company does not currently have a deferred benefit pension or other post retirement plan.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company's fiscal year ending December 31, 2006. The Company has evaluated the effect of SAB 108 and determined that it did not have a material impact on our consolidated financial statements.

Earnings Per Share: Basic (loss)/earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net (loss)/income available to common stockholders by the weighted average shares outstanding during the period. Diluted (loss)/earnings per share, which is calculated by dividing net (loss)/income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented as it is anti-dilutive in all periods presented.

Advertising Policy: All expenditures for advertising is charged against operations as incurred.

Revenue Recognition: The Company has initiated the collection and banking of autologous adult stem cells in the fourth quarter of 2006. The company recognizes revenue related to the collection and cryopreservation autologous adult stem cells when the cryopreservation process is completed which is generally twenty four hours after cells have been collected. Revenue related to advance payments of storage fees is recognized rateably over the period covered by the advanced payments. The Company also earns revenue, in the form of start up fees, from physicians seeking to establish autologous adult stem cell collection centers. These fees are in consideration of the Company establishing a service territory for the physician. Starts up fees are recognized once the agreement has been signed and the physician has been qualified by the Company's credentialling committee.

Warranty and service contract reinsurance premiums are recognized on a pro rata basis over the policy term. The deferred policy acquisition costs are the net cost of acquiring new and renewal insurance contracts. These costs are charged to expense in proportion to net premium revenue recognized. The provisions for losses and loss-adjustment expenses include an amount determined from loss reports on individual cases and an amount based on past experience for losses incurred but not reported. Such liabilities are necessarily based on estimates, and while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings currently.

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

Note 3 - Acquisition of NS California
-------------------------------------

On January 19, 2006, the Company consummated the acquisition of the assets of NS California, Inc. ("NS California") relating to NS California 's business of collecting and storing adult stem cells, issuing 400,000 shares of the Company's common stock with a value of $200,000. In addition, the Company assumed certain liabilities of NS California's which totaled $476,972. The underlying physical assets acquired from NS California were valued at $109,123 resulting in the recognition of goodwill in the amount of $558,169. Upon completion of the acquisition the operations of NS California were assumed by the Company and have been reflected in the Statement of Operations since January 19, 2006. Effective with the acquisition, the business of NS California became the principal business of the Company. The Company now intends to provide adult stem cell processing, collection and banking services with the goal of making stem cell collection and storage widely available, so that the general population will have the opportunity to store their own stem cells for future healthcare needs. Presented below is the proforma information as if the acquisition had occurred at the beginning of the years ended December 31, 2006 and 2005, respectively.

                                              Year Ended December 31,
                                         2006                    2005
                                 ---------------------    --------------------

Revenue                           $         45,724         $          35,712

Net Income                        $     (6,078,976)        $      (3,113,828)

Net Income per share              $          (0.45)        $           (0.63)


Note 4 - Accrued Liabilities
----------------------------
Accrued liabilities are as follows:

                                                   December 31,
                                      -------------------------------------
                                           2006                 2005
                                      ----------------     ----------------
  Professional fees              $            148,255  $           173,649
  Interest on notes payable                     1,919                4,268

  Salaries and related taxes                   31,003              424,950
  Other                                        60,211               14,329
                                      ----------------     ----------------
                                 $            241,388  $           617,196
                                      ================     ================

Note 5 - Notes Payable
----------------------

On March 17, 2003, the Company commenced a private placement offering to raise up to $250,000 in 6-month promissory notes in increments of $5,000 bearing interest at 15% per annum. Only selected investors which qualify as "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, were eligible to purchase these promissory notes. The Company raised the full $250,000 through the sale of such promissory notes, resulting in net proceeds to the Company of $225,000, net of offering costs. The notes contain a default provision which raises the interest rate to 20% if the notes are not paid when due. The Company issued $250,000 of these notes. During 2006, $90,000 had been converted into 153,000 shares of the Company's Common Stock and $160,000 has been repaid.

In August 2004, the Company sold 30 day 20% notes in the amount of $55,000 to two accredited investors to fund current operations. As of December 31, 2006 $30,000 of these notes has been paid and $25,000 converted into 42,500 shares of the Company's Common Stock. All interest payments have been paid timely.

In December 2004, the Company sold four notes to four accredited investors totaling $100,000 with interest rates that range from 8% to 20%. As of December 31, 2006, $15,000 has been repaid and $85,000 converted into 144,500 shares of the Company's Common Stock.

In March 2005, the Company sold a 30 day 8% note in the amount of $17,000, in August 2005, an 8% note in the amount of $10,000 and in September 2005, two 8% notes in the amounts of $6,000 and $15,000 to its President and then CEO, totaling $48,000 and were all due on demand. In January 2006, all notes were repaid. The interest on these notes was made timely.

On December 30, 2005, the Company sold $250,000 of convertible nine month Promissory Notes which bear 9% simple interest with net proceeds to the Company of $220,000. These convertible notes were sold in connection with a subscription agreement between the Company and Westpark Capital, Inc. ("Westpark"). (The convertible notes and warrants sold in December, 2005 and January, 2006 in the transaction in which Westpark Capital, Inc. acted as the placement agent is sometimes referred to here in as the "Westpark Private Placement") The Company recorded a debt discount associated with the conversion feature in the amount of $83,333, which was charged to interest expense during the year ended December 31, 2006. The debt discount recorded of $83,333 does not change the amount of cash required to payoff the principal value of these Promissory Notes, at any time during the term, which is $250,000. As part of the Westpark Private Placement, these Promissory Notes have 41,667 detachable warrants for each $25,000 of debt, which entitle the holder to purchase one share of the Company's Common Stock at a price of $1.20 per share. The warrants are exercisable for a period of three years from the date of the Promissory Note. The Promissory Notes convert to the Company's Common Stock at $.60 per share. The Promissory Notes are convertible at anytime into shares of Common Stock at the option of the Company subsequent to the shares underlying the Promissory Notes and the shares underlying the warrants registration if the closing price of the Common Stock has been at least $1.80 for a period of at least 10 consecutive days prior to the date on which notice of conversion is sent by the Company to the holders of the Promissory Notes. Pursuant to the terms of the WestPark Private Placement, the Company agreed to file with the SEC and have effective by July 31, 2006, a registration statement registering the resale by the investors in the WestPark Private Placement of the shares of Common Stock underlying the convertible notes and the warrants sold in the WestPark Private Placement. This registration statement was not made effective by July 31, 2006 and certain additional rights have accrued to the Convertible Promissory Noteholders (see below for a detailed description of these additional rights). In 2005, the Company recorded an expense of $2,573 associated with the warrants as their fair value using the Black Scholes method.

In January 2006, the Company sold an additional $250,000 of convertible nine month Promissory Notes which bear 9% simple interest with net proceeds to the Company of $223,880 as part of the Westpark Private Placement. The Company recorded a debt discount associated with the conversion feature in the amount of $129,167. For the year ended December 31, 2006, the Company charged $127,932 of the debt discount to interest expense. The debt discount recorded of $129,167 does not change the amount of cash required to payoff the principal value of these Promissory Notes, at any time during the term, which is $250,000. These Promissory Notes also have 41,667 detachable warrants for each $25,000 of debt, which entitle the holder to purchase one share of the Company's Common Stock at a price of $1.20 per share. The warrants are exercisable for a period of three years from the date of the Promissory Note. The Promissory Notes convert to the Company's Common Stock at $.60 per share. The Promissory Notes are convertible at anytime into shares of Common Stock at the option of the Company subsequent to the shares underlying the Promissory Notes and the shares underlying the warrants registration if the closing price of the Common Stock has been at least $1.80 for a period of at least 10 consecutive days prior to the date on which notice of conversion is sent by the Company to the holders of the Promissory Notes. Pursuant to the terms of the WestPark Private Placement, the Company agreed to file with the SEC and have effective by July 31, 2006, a registration statement registering the resale by the investors in the WestPark Private Placement of the shares of Common Stock underlying the convertible notes and the warrants sold in the WestPark Private Placement. This registration statement was not made effective by July 31, 2006 and as a result certain additional rights accrued to the Convertible Promissory Noteholders (see below for a detailed description of these additional rights). For the year ended December 31, 2006, the Company recorded as interest expense $263,612 associated with the warrants as their fair value using the Black Scholes method.

As mentioned previously, pursuant to the terms of the WestPark Private Placement, the Company agreed to file with the SEC and have effective by July 31, 2006, a registration statement registering the resale by the investors in the WestPark Private Placement of the shares of Common Stock underlying the convertible promissory notes and the warrants sold in the WestPark Private Placement. In the event the Company did not do so, (i) the conversion price of the convertible promissory notes was reduced by 5% each month, subject to a floor of $.40; (ii) the exercise price of the warrants was reduced by 5% each month, subject to a floor of $1.00 and (iii) the warrants could be exercised pursuant to a cashless exercise provision. The Company did not have the registration statement effective by July 31, 2006 and requested that the investors in the WestPark Private Placement extend the date by which the registration statement is required to be effective until February 28, 2007. In August, 2006 the Company filed with the SEC a registration statement registering the resale by the investors of the WestPark Private Placement of the shares of Common Stock underlying the convertible promissory notes and the warrants sold in the WestPark Private Placement which was made effective in November, 2006.

In an effort to improve the financial position of the Company, in July 2006, noteholders were offered the option of (A) extending the term of the convertible note for an additional four months from the maturity date in consideration for which (i) the Company shall issue to the investor for each $25,000 in principal amount of the convertible note 5,682 shares of unregistered Common Stock; and
(ii) the exercise price per warrant shall be reduced from $1.20 to $.80, or (B) converting the convertible note into shares of the Company's Common Stock in consideration for which (i) the conversion price per conversion share shall be reduced to $.44; (ii) the Company shall issue to the investor for each $25,000 in principal amount of the Note, 11,364 shares of Common Stock; (iii) the exercise price per warrant shall be reduced from $1.20 to $.80; and (iv) a new warrant shall be issued substantially on the same terms as the original Warrant to purchase an additional 41,667 shares of Common Stock for each $25,000 in principal amount of the convertible note at an exercise price of $.80 per share. Pursuant to this, the investor was also asked to waive any and all penalties and liquidated damages accumulated as of the date of the agreement. This offer was terminated on August 31, 2006. By August 31, 2006 investors owning $237,500 of the $500,000 of convertible promissory notes had agreed to convert the convertible note into shares of the Company's Common Stock for consideration described above and investors holding $162,500 of the $500,000 of convertible promissory notes had agreed to extend the term of the convertible note for an additional four months from the maturity date for consideration described above.

In September 2006, a new offer was extended to the remaining noteholders to convert the convertible note into shares of the Company's Common Stock in consideration for which (i) the conversion price per conversion share shall be reduced to $.44; (ii) the exercise price per warrant shall be reduced from $1.20 to $.80 and (iii) a new warrant shall be issued substantially on the same terms as the original Warrant to purchase an additional 41,667 shares of Common Stock for each $25,000 in principal amount of the convertible note at an exercise price of $.80 per share. Pursuant to this, the investor is also being asked to waive any and all penalties and liquidated damages accumulated as of the date of the agreement.

By December 31, 2006, investors owning $425,000 convertible promissory notes agreed to convert the convertible note into shares of the Company's Common Stock for consideration described above. The Company issued 1,073,859 shares of Common Stock with a fair value of $692,896. In addition, the Company issued 604,166 warrants with a fair value of $472,741 for Security holders that agreed to an early conversion of their convertible promissory notes. The Company also issued 36,932 shares of Common Stock as consideration for extending the term of the convertible notes, totaling $162,500, for an additional four months with a fair value of $21,023. The fair value of this Common Stock has been accounted for as interest expense. Amounts in excess of the face value of the convertible promissory notes and the fair value of the warrants issued as the result of early conversion have been accounted for as interest expense.

In connection with the NS California acquisition, the Company assumed a 6% note due to Tom Hirose, a former officer of NS California in the amount of $15,812. As of December 31, 2006, $1,313 remains unpaid. Final payment will be made in 2007.

On May 17, 2006, the Company sold an 8% promissory note in the amount of $20,000 due on demand to Robin Smith, the Company's then Chairman of the Advisory Board. This promissory note was paid off on June 2, 2006.

A summary of notes payable and convertible debentures is as follows:

                    January 1, 2006  Proceeds  Repayments   Less: Debt December 31,
                                               /Conversions  Discounts      2006
                    -----------------------------------------------------------------
March 2003 Notes    $        80,000 $       - $     (80,000)$        - $           -
2004 Notes                   55,000                 (55,000)                       -
2005 Notes                   48,000         -       (48,000)                       -
Note with Related
 Party                                 20,000       (20,000)
Convertible
 Debentures                 166,667   250,000      (212,500)  (129,167)       75,000
                    -----------------------------------------------------------------

Total               $       349,667 $ 270,000 $    (415,500)$ (129,167)$      75,000
                    =================================================================

Note 6 - Series A Mandatorily Redeemable Convertible Preferred Stock
--------------------------------------------------------------------

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

At December 31, 2005 and 2004, 681,174 shares of Series A Preferred Stock were outstanding, and accrued dividends on these outstanding shares were $528,564 and $480,880, respectively.

The holders of Series A Preferred Stock could convert their Series A Preferred Stock into shares of Common Stock of the Company at a price of $5.20 per share.

On March 17, 2006, the stockholders of the Company voted to approve an amendment to the Certificate of Incorporation which permits the Company to issue in exchange for all 681,171 shares of Series A Preferred Stock outstanding and its obligation to pay $538,498 (or $.79 per share) in accrued dividends thereon, a total of 544,937 shares of Common Stock (eight tenths (.8) shares of Common Stock per share of Series A Preferred Stock). Pursuant thereto, at December 31, 2006, all outstanding shares of Series A Preferred Stock were cancelled and converted into Common Stock. Therefore at December 31, 2006 and 2005, there were 0 and 681,171 shares of Series A Preferred Stock outstanding, respectively.

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

         The holder of any share of Series B Convertible Redeemable Preferred Stock has the right, at such holder's option (but not if such share is called for redemption), exercisable after December 31, 2000, to convert such share into ten (10) fully paid and non-assessable shares of common stock (the "Conversion Rate"). The Conversion Rate is subject to adjustment as stipulated in the Agreement.

         During the year ended December 31, 2000, holders of 805,000 shares of the Series B Preferred Stock converted their shares into 8,050,000 shares of the Company's common stock.

         At December 31, 2006 and 2005, 10,000 Series B Preferred Shares were issued and outstanding.

(b)      Common Stock:

         At the July 2005 annual meeting, the stockholders approved an amendment increasing the authorized common stock to 500 million shares from 250 million shares.

         In February 2005, the $100,000 convertible note sold to the Company's former COO was converted into 196,078 shares of the Company's common stock.

         For the twelve months ended December 31, 2005, the Company issued 17,500 shares of its common stock to its investor relations firms for services. The fair value of these shares was $10,208, which was charged to operations.

         For the twelve months ended December 31, 2005, the Company issued 308,068 shares of its common stock to its officers, directors and employees for services in lieu of salary. The fair value of these shares was $119,686, which was charged to operations.

         In 2005, the Company issued 1,259,285 shares of its common stock to accredited investors resulting in net proceeds to the Company of $872,000.

         In July 2005, the Company granted 300,000 shares of its common stock to its President and CEO. These shares vest 100,000 immediately and 100,000 on each of the next two anniversary dates. On June 2, 2006 the Company accelerated the vesting dates of this stock grant pursuant to a letter agreement outlined in Note 11 of these financial statements. The fair value of these shares was $120,000, which was charged to expense.

         In September 2005, the Company granted 50,000 shares of its common stock to an Advisory Board member. The fair value of these shares was $40,000 which was charged to expense.

         In October 2005, the Company issued 5,000 shares to the Hospital for Joint Diseases in exchange for advertising in an event journal. The fair value of these shares was $3,500, which was charged to expense.

         On November 30, 2005, $445,000 of debt was converted into the Company's common stock at 1.7 shares for each one dollar of debt resulting in 756,500 shares being issued. On December 30, 2005, an additional $20,000 of debt was converted into 34,000 shares of the Company's common stock.

         On December 30, 2005, the Company issued 25,000 shares of its common stock to WestPark Capital, Inc. as additional compensation for the sale of the convertible debentures. The fair value of these shares was $20,000, which was charged to expense.

         In January 2006, the Company issued 76,500 shares of its common stock in exchange for $45,000 of notes payable. In addition, the Company issued 25,000 shares of its Common Stock to Westpark as additional compensation for its role as placement agent in the Westpark Private Placement. The fair value of these shares was $22,750 which was charged to expense.

         In January 2006, in connection with the acquisition of certain assets of NS California, the Company issued 200,000 shares of its common stock to NS California. An additional 200,000 shares of the Company's Common stock are being held in escrow pending any potential claims that may be made in connection with the NS California transaction to be released one year from the closing less any shares reclaimed due to amounts paid in cash in lieu of stock. The Company issued 100,000 additional shares of its common stock in escrow pending the approval of the license for the laboratory used for the collection of stem cells. The agreement calls for 1,667 shares to be forfeited each day the license is not obtained past February 15, 2006, with a maximum of 100,000 shares of common stock subject to forfeiture. The license was obtained in May, 2006 and therefore the Company has notified NS California of the requirement that the 100,000 shares be forfeited to the Company. Subsequent to the closing of the NS California transaction, the Company issued 201,223 shares of its Common stock in payment of certain obligations assumed by the Company.

         In certain cases, the Company issued shares with a fair market value on the date of issuance of $98,600 which was greater than the debt being paid and therefore recorded additional expense of $28,344.

         In March 2006, the Company sold 60,227 shares of its common stock to five accredited investors at a per share price of $.44 resulting in net proceeds to the Company of $26,500.

         In April and May 2006 the Company sold 351,319 of its common stock to eleven accredited investors at a per share price of $.44 resulting in net proceeds to the Company of $154,600.

         In May 2006, the Company entered into an advisory agreement with Duncan Capital Group LLC ("Duncan"). Pursuant to the advisory agreement, Duncan is providing to the Company on a non-exclusive "best efforts" basis, services as a financial consultant in connection with any equity or debt financing, merger, acquisition as well as with other financial matters. In return for these services, the Company is paying to Duncan a monthly retainer fee of $7,500, 50% of which may be paid by the Company in shares of its Common stock valued at fair market value and reimbursing it for its reasonable out-of-pocket expenses in an amount not to exceed $12,000. Pursuant to the advisory agreement, Duncan also agreed, subject to certain conditions, that it or one of its affiliated entities would act as lead investor in a proposed private placement (the "Duncan Private Placement") of shares of common stock and warrants to purchase shares of common stock in an amount that is not less than $2,000,000 or greater than $3,000,000. In consideration for such role, Duncan received a fee of $200,000 in cash and 240,000 shares of restricted common stock. On June 2, 2006 , pursuant to the Duncan Private Placement, the Company sold 4,724,999 shares of its common stock to seventeen accredited investors at a per share price of $.44 resulting in gross proceeds of $ 2,079,000. In connection with this transaction, the Company issued 2,362,499 common stock purchase warrants to these seventeen investors. These common stock purchase warrants have a term of 5 years and exercise price of $.80 per share. From the proceeds of sale of Common stock a fee of $200,000 was paid to Duncan and 240,000 Common stock shares were issued to Duncan. In addition, Dr. Robin Smith was paid $100,000 and 100,000 common stock shares were issued to her in connection with an Advisory Agreement dated September 14, 2005 as amended by the Supplement to Advisory Agreement dated January 18, 2006 and Dr. Smith's employment agreement with the Company dated June 2, 2006.

         On June 2, 2006 certain employees and members of senior management agreed to take common stock as the net pay on $278,653 of unpaid salary that dated back to 2005. This resulted in the issuances of 379,982 shares of common stock, valued at $167,192, or $.44 per share, the balance of the unpaid salary was used to pay the withholding taxes which are associated with those earnings.

         On June 2, 2006 Dr. Robin Smith was appointed Chairman and CEO of the Company. In connection with Dr. Smith's appointment 200,000 shares of common stock were issued to Dr. Smith valued at $88,000 which was reflected as compensation expense in the year ended December 31, 2006. In addition, Dr. Smith was granted common stock options to purchase 540,000 shares of the Company's common stock, which 300,000 option shares vested immediately, 120,000 option shares vest on the first anniversary of the effective date and 120,000 option shares vest on the second anniversary of the effective date. The exercise price of the options are (i) $.53 as to the first 100,000 option shares, (ii) $.80 as to the second 100,000 option shares, (iii) $1.00 as to the third 100,000 option shares, (iv) $1.60 as to the next 120,000 option shares, and (v) $2.50 as to the balance.

         In July and August 2006, the Company sold an aggregate of 3,977,273 shares of common stock to 34 accredited investors at a per share price of $.44 resulting in gross proceeds to the company of $1,750,000. In connection with this transaction, the Company issued 1,988,637 common stock purchase warrants with a term of five years and per share exercise price of $.80.

         In July and August 2006, the Company issued an aggregate of 83,405 shares of common stock in conversion of an aggregate of $40,657 in accounts payable owed to certain vendors. The per share conversion price ranged from $.44 to $.56.

         In August 2006, the Company issued 41,667 shares of common stock to a service provider in payment for services rendered equal to $25,000, at a per share price of $.60.

         In August 2006, the Company issued 58,713 shares of common stock to service providers in payment for services rendered equal to $33,949. The per share price ranged from $.53 to $.60.

         In July and August 2006, in connection with the offer to noteholders for early conversion of the Convertible Promissory Notes of the WestPark Private Placement, the Company issued 539,772 shares of common stock at a per share price of $.51 and 107,954 shares of common stock as consideration for early conversion of such notes with a per share price of $.51.

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

         In October 2006, in connection with the offer to noteholders for early conversion of the Convertible Promissory Notes of the WestPark Private Placement, the Company issued 142,043 shares of common stock with a per share price of $.91.

         On October 1, 2006, the Company issued to its investor relations consultant 34,000 shares of common stock pursuant to the terms of a Consulting Agreement entered into as of October 1, 2006.

         In November 2006, the Company issued restricted stock grants, under the 2003 Equity Participation Plan, to two members of the Board of Directors, totaling 600,000 shares of restricted common stock with a per share price of $.70. These shares vest as follows: one-third vesting upon grant and one-third on the first and second anniversaries of the grant dates. At December 31, 2006 the Company has recognized $163,334 as director fees and the remaining $256,666 of unearned value will be recognized ratably over the remaining vesting periods.

         In December 2006, the Company issued 10,416 shares to a service provider in payment for services rendered equal to $6,250, at a per share price of $.60.

         In December 2006, the Company issued a restricted stock grant, under the 2003 Equity Participation Plan, to an officer, totaling 300,000 shares of restricted common stock with a per share price of $.60. These shares vest as follows: 100,000 shares vesting upon grant and the remainder upon the company achieving certain milestones. At December 31, 2006 the Company has recognized $65,000 as compensation expense and the remaining $115,000 of unearned value will be recognized ratably over the remaining vesting periods.

         In December 2006, the Company issued stock grants, under the 2003 Equity Participation Plan, to three members of management, totaling 200,000 shares of Common stock with a per share price of $.60. At December 31, 2006 the Company recognized $120,000 as compensation expense.

 (c)   Warrants:

         The Company has issued common stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company. A total of 6,221,386 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of December 31, 2006 at prices ranging from $0.50 to $1.20 and expiring through June 2011.

         In connection with the September 2003 equity private placement, the Company issued a 5 year warrant to purchase 28,251 shares of its common stock at an exercise price of $1.20 per share to its retained placement agent, Robert M. Cohen & Company. The warrant contains piggyback registration rights.

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

         In December 2005 and January 2006, the Company issued an aggregate of 916,678 Common stock purchase warrants to the investors and placement agent. Each warrant entitles the holder to purchase one share of common stock at a price of $1.20 per share for a period of three years.

         In March 2006, the Company issued 12,000 Common stock purchase warrants to Healthways Communications, Inc., the Company's marketing consultants. These warrants vest 2,000 per month beginning March 2006 and entitle the holder to purchase one share of common stock at a price of $1.00 per share for a period of three years. In 2006, the Healthways Communications, Inc. agreement was terminated and 4,000 common stock purchase warrants issued to Healthways Communications, Inc. were cancelled.

         On June 2, 2006, pursuant to the Duncan Private Placement, the Company sold 4,724,999 shares of its common stock to seventeen accredited investors at a per share price of $.44 resulting in gross proceeds of $2,079,000, In connection with this transaction the company issued 2,362,504 common stock purchase warrants to these seventeen investors. These common stock purchase warrants have a term of 5 years and exercise price of $.80 per share. The Company's warrants provide for certain registration rights and certain penalties if such registration is not achieved within 150 days of the initial closing of the Duncan Private Placement. In August 2006, the Company filed with the SEC a registration statement registering the resale by the investors of the Duncan Private Placement of the shares of common stock underlying the warrants sold in the Duncan Private Placement.

         In July and August 2006, the Company sold an aggregate of 3,977,273 shares of common stock to 34 accredited investors at a per share price of $.44 resulting in gross proceeds to the Company of $1,750,000. In connection with this transaction, the Company issued 1,988,638 common stock purchase warrants with a term of five years and per share exercise price of $.80.

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

         In October 2006, in connection with the offer to noteholders for early conversion of the Convertible Promissory Notes of the WestPark Private Placement, the Company issued 104,167 warrants. These common stock purchase warrants have a term of 5 years and exercise price of $.80 per share.

(d)      Options:

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

         As a result of the adoption of FAS 123 (R), the Company's results for the twelve month period ended December 31, 2006 include share-based compensation expense totaling $560,465. Such amounts have been included in the consolidated statements of operations within general and administrative expenses. Stock compensation expense recorded under APB No. 25 in the consolidated statements of operations for the year ended December 31, 2005 and 2004 totaled $0.

         Stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for entire portion of the award.

         The weighted average estimated fair value of stock options granted in the year ended December 31, 2006 was $.63. The weighted average estimated fair value of stock options granted in year ended December 31, 2005 was $.50. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2006, the Company took into consideration the guidance under SFAS 123(R) and SAB No. 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

         The range of assumptions made in calculating the fair values of options are as follows:


                                         Year Ended          Year Ended
                                      December 31, 2006    December 31, 2005
                                      -----------------    -----------------
        Expected term (in years)           10                     10

        Expected volatility            168% - 205%               200%

        Expected dividend yield             0%                    0%

        Risk-free interest rate           5.00%                  4.50%


         Stock option activity under the 2003 Equity Participation Plan is as follows:


                                                                                                   Weighted
                                                                                        Weighted    Average
                                                                                         Average   Remaining   Average
                                                                   Range of Exercise    Exercise   Contractual Intrinsic
                                             Number of Shares (1)         Price           Price       Term       Value
                                             ------------------------------------------           ----------------------
Balance at December 31, 2003                             370,000         $.30 - $1.80      $0.50
         Granted                                         298,500          1.00 - 1.50      $1.30
         Exercised                                             -                    -          -
         Expired                                               -                    -          -
         Cancelled                                             -                    -          -
                                             -------------------- --------------------
Balance at December 31, 2004                             668,500           .30 - 1.80      $0.80
         Granted                                       1,120,000             .05 -.10      $0.60
         Exercised                                             -                    -          -
         Expired                                               -                    -          -
         Cancelled                                             -                    -          -
                                             -------------------- --------------------
Balance at December 31, 2005                           1,788,500           .30 - 1.80      $0.70
         Granted                                       2,707,500           .44 - 2.50      $0.76
         Exercised                                             -                    -          -
         Expired                                               -                    -          -
         Cancelled                                       (50,000)                   -      $0.60
                                             -------------------- --------------------
Balance at December 31, 2006                           4,446,000         $.30 - $2.50      $0.73       8.99    $643,410
                                             ==================== ====================

Vested and Exercisable at December 31, 2006            2,330,167                           $0.69       8.32    $354,452

(1) -- All options are exercisable for a period of ten years.
Options exercisable at December 31, 2004 - 618,500 at a weighted average exercise price of $.70
Options exercisable at December 31, 2005 - 1,208,500 at a weighted average exercise price of $.70
Options exercisable at December 31, 2006 - 2,330,167 at a weighted average exercise price of $.69

                        Number Outstanding       Weighted Average Remaining     Number Exercisable
     Exercise Price      December 31, 2006        Contractual Life (years)       December 31, 2006
     --------------     ------------------        ------------------------      ------------------
     $0.30 to $0.74              3,475,000                9.05                          1,739,167
     $0.74 to $1.18                560,000                9.03                            420,000
     $1.18 to $1.62                261,000                8.16                            141,000
     $1.62 to $2.06                 30,000                6.70                             30,000
     $2.06 to $2.50                120,000                9.43                                  -
                        -------------------                                     ------------------
                                 4,446,000                                              2,330,167
                        ====================                                    ==================

Options are usually granted at an exercise price at least equal to the fair value of the common stock at the grant date and may be granted to employees, Directors, consultants and advisors of the Company.

As of December 31, 2006, there was approximately $1,322,000 of total unrecognized compensation costs related to unvested stock option awards which are expected to vest over a weighted average life of 1.9 years.

                                                   Weighted Average
                                                    Grant Date Fair
                                  Options               Value
                              ---------------     --------------------
          Non-Vested at
           December 31, 2005         580,000      $              0.50
          Issued                   2,707,500      $              0.63
          Canceled                   (50,000)     $              0.50
          Vested                   1,121,667      $              0.51
                              ---------------     --------------------
          Non-Vested at
           December 31, 2006       2,115,833      $              0.62
                              ===============     ====================

The total value of shares vested during the year ended December 31, 2006 was $576,000.

On June 2, 2006 the Company accelerated the vesting dates of 525,000 stock options granted to certain officers and senior staff of the Company. The Company also adopted an Executive Officer Compensation Plan, effective as of June 2, 2006, in connection with a purchase agreement for the sale of 4,724,999 shares of the Company's Common Stock to seventeen accredited investors, with and pursuant to the letter agreements each officer agreed to be bound by the Executive Officer Compensation Plan. In addition to the conversion of accrued salary, the letter agreements provide for a reduction by 25% in base salary for each officer and the granting of options to purchase shares of Common Stock under the Company's 2003 Equity Participation Plan which become exercisable upon the Company achieving certain revenue milestones.

In 2006, the company recorded $576,000, as the prorated compensation expense relating to 580,000 unvested stock options outstanding at 12/31/2005 and 1,132,500 stock options issued in 2006 (in 2006 the Company issued 2,707,500 stock options however 1,575,000 vest based on accomplishment of various business milestones, which were not accomplished by 12/31/2006, and will not be valued for compensation purposes until such milestones are accomplished).

Note 8 - Income Taxes
---------------------

Net deferred tax assets consisted of the following as of December 31:

                                         2006               2005
                                    ----------------  -----------------
Deferred tax assets:
Net operating loss carryforwards   $      5,427,000  $       3,807,000
Depreciation and amortization                 5,000                  -
Stock option compensation                   191,000             87,000
Non-employee equity compensation            318,000                  -
Deferred revenue                              1,000              9,000
Deferred legal and other fees                30,000                  -
                                    ----------------  -----------------
Deferred tax assets                       5,972,000          3,903,000
Deferred tax liabilities:
Stock option compensation                   (63,000)                 -
                                    ----------------  -----------------
Deferred tax liability                      (63,000)                 -
                                    ----------------  -----------------
Net deferred tax assets                   5,909,000          3,903,000
                                    ----------------  -----------------
Net deferred tax asset valuation
 allowance                               (5,909,000)        (3,903,000)
                                    ----------------  -----------------
                                   $              -  $               -
                                    ================  =================

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for each year summarized below:

                                               2006                  2005                   2004
                                         ------------------    ------------------     -----------------
Federal tax benefit at statutory rate              (34.0%)               (34.0%)               (34.0%)
Change in valuation allowance                       34.0%                 34.0%                 34.0%
                                         ------------------    ------------------     -----------------
Provision for income taxes                          0.00%                 0.00%                 0.00%
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

Upon receipt of the proceeds from the last foreign purchasers of the Company's common stock in January 2000, common stock ownership changed in excess of 50% during the three-year period then ended. At December 31, 2006, the Company had net operating loss carryforwards of approximately $15,963,000. Included in the net operating loss carryforward is approximately $2,121,000 that has been limited by the ownership change. The tax loss carryforwards expire at various dates through 2026. The Company has recorded a full valuation allowance against its net deferred tax asset because of the uncertainty that the utilization of the net operating loss and deferred revenue and fees will be realized.

Note 9 - Segment Information
----------------------------

Until April 30, 2001, the Company operated in two segments; as a reinsuror and as a seller of extended warranty service contracts through the Internet. The reinsurance segment has been discontinued and the Company's remaining revenues are derived from the run-off of its sale of extended warranties and service contracts via the Internet. Additionally, the Company established a new business in the banking of adult autologous stem cells sector. The Company's operations are conducted entirely in the U.S. Although the Company has realized minimal revenue from the banking of adult autologous stem cells, the Company will be operating in two segments until the "run-off" is completed.

Note 10 - Related Party Transactions
------------------------------------

On January 20, 2006, Mr. Robert Aholt, Jr. tendered his resignation as Chief Operating Officer of the Company. In connection therewith, on March 31, 2006, the Company and Mr. Aholt entered into a Settlement Agreement and General Release (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the Company agreed to pay to Mr. Aholt the aggregate sum of $250,000 (less applicable Federal and California state and local withholdings and payroll deductions), payable, initially over a period of two years in biweekly installments of $4,807.69 commencing on April 7, 2006, except that the first payment was in the amount of $9,615.38. In July, 2006 this agreement was amended to call for semi-monthly payments of $10,417 for the remaining 21 months. In the event the Company breaches its payment obligations under the Settlement Agreement and such breach remains uncured, the full balance owed shall become due. The Company and Mr. Aholt each provided certain general releases. Mr. Aholt also agreed to continue to be bound by his obligations not to compete with the Company and to maintain the confidentiality of Company proprietary information. At December 31, 2006, $149,439 was due Mr. Aholt pursuant to the terms of the Settlement Agreement.

Note 11 - Commitments and Contingencies
---------------------------------------

On May 26, 2006, the Company entered into an employment agreement with Dr. Robin
L. Smith, pursuant to which Dr. Smith serves as the Chief Executive Officer of the Company. This agreement was for a period of two years, which term could be renewed for successive one-year terms unless otherwise terminated by Dr. Smith or the Company. The effective date of Dr. Smith's employment agreement was June 2, 2006, the date of the initial closing under the securities purchase agreement for the June 2006 private placement. Under this agreement, Dr. Smith was entitled to receive a base salary of $180,000 per year, to be increased to $236,000 after the first year anniversary of the effective date of her employment agreement. If the Company raised an aggregate of $5,000,000 through equity or debt financing (with the exception of the financing under the securities purchase agreement), Dr. Smith's base salary was to be raised to $275,000. Dr. Smith was also eligible for an annual bonus determined by the Board and monthly perquisites that total approximately $2,200 per month. Pursuant to the employment agreement, Dr. Smith's advisory agreement with the Company, as supplemented, was terminated, except that (i) the vesting of the warrant to purchase 24,000 shares of Common Stock granted thereunder was accelerated so that the warrant became fully vested as of the effective date of the employment agreement, (ii) Dr. Smith received $100,000 in cash and 100,000 shares upon the initial closing under the June 2006 private placement, (iii) if an aggregate of at least $3,000,000 was raised and/or other debt or equity financings prior to August 15, 2006 (as amended, August 31, 2006), Dr. Smith was to receive an additional payment of $50,000, (iv) a final payment of $3,000 relating to services rendered in connection with Dr. Smith's advisory agreement, paid at the closing of the June 2006 private placement, and (v) all registration rights provided in the advisory agreement were to continue in effect.

As of August 30, 2006, in excess of $3,000,000 had been raised and accordingly, Dr. Smith was entitled to a payment of $50,000. Dr. Smith elected to have $30,000 of this amount distributed to certain employees of the Company, including its Chief Financial Officer and General Counsel, in recognition of their efforts on behalf of the Company and retained $20,000. Upon the effective date of the Employment Agreement, Dr. Smith was awarded 200,000 shares of Common Stock of the Company, under the Company's 2003 Equity Participation Plan, and options to purchase 540,000 shares of Common Stock, which options expire ten years from the date of grant.

On January 26, 2007, in connection with the January 2007 private placement, the Company entered into a letter agreement with Dr. Smith, pursuant to which Dr. Smith's employment agreement dated as of May 26, 2006 was amended to provide that: (a) the term of her employment would be extended to December 31, 2010; (b) upon the first closings in the January 2007 private placement, Dr. Smith's base salary would be increased to $250,000; (c) her base salary would be increased by 10% on each one year anniversary of the agreement; (d) no cash bonus would be paid to Dr. Smith for 2007; and (e) cash bonuses and stock awards under the Company's 2003 Equity Participation Plan would be fixed at the end of 2007 for 2008, in an amount to be determined. Other than as set forth therein, Dr. Smith's original employment agreement and all amendments thereto remain in full force and effect. As consideration for her agreement to substantially extend her employment term, among other agreements contained in this amendment, on January 18, 2007 Dr. Smith was also granted an option under the Company's 2003 Equity Participation Plan to purchase 550,000 shares of the Common Stock at a per share exercise price equal to $.50 vesting as to (i) 250,000 shares upon the first closings in the January 2007 private placement; (ii) 150,000 shares on June 30, 2007; and (iii) 150,000 shares on December 31, 2007.

Per Dr. Smith's January 26, 2007 letter agreement with the Company, upon termination of Dr. Smith's employment by the Company without cause or by Dr. Smith with good reason, the Company shall pay to Dr. Smith her base salary at the time of termination for the two year period following such termination. In addition, per Dr. Smith's May 26, 2006 employment agreement, upon termination of Dr. Smith's employment by the Company without cause or by Dr. Smith for good reason, Dr. Smith is entitled to: (i) a pro-rata bonus based on the annual bonus received for the prior year; (ii) medical insurance for a one year period; and
(iii) have certain options vest. Upon termination of Dr. Smith's employment by the Company for cause or by Dr. Smith without good reason, Dr. Smith is entitled to: (i) the payment of all amounts due for services rendered under the agreement up until the termination date; and (ii) have certain options vest. Upon termination for death or disability, Dr. Smith (or her estate) is entitled to:
(i) the payment of all amounts due for services rendered under the agreement until the termination date; (ii) family medical insurance for the applicable term; and (ii) have certain options vest.

Upon a change in control of the Company, per Dr. Smith's May 26, 2006 employment agreement, Dr. Smith is entitled to: (i) the payment of base salary for one year; (ii) a pro-rata bonus based on the annual bonus received for the prior year; (iii) medical insurance for a one year period; and (iv) have certain options vest.

On February 6, 2003, Mr. Weinreb was appointed President and Chief Executive Officer of the Company and the Company entered into an employment agreement with Mr. Weinreb. On June 2, 2006, Mr. Weinreb resigned as Chief Executive Officer and Chairman of the Board, but will continue as President and a director of the Company. Mr. Weinreb's original employment agreement had an initial term of three years, with automatic annual extensions unless earlier terminated by the Company or Mr. Weinreb. Under this agreement, in addition to base salary he was entitled to an annual bonus in the amount of $20,000 for the initial year in the event, and concurrently on the date, that the Company received debt and/or equity financing in the aggregate amount of at least $1,000,000 since the beginning of his service, and $20,000 for each subsequent year of the term, without condition.

On May 4, 2005, the Board voted to approve an amendment to Mr. Weinreb's employment agreement, subject to approval of the stockholders which was obtained on July 20, 2005, pursuant to which among other things Mr. Weinreb's employment agreement was amended to (a) extend the expiration date thereof from February 2006 to December 2008; (b) change Mr. Weinreb's annual base salary of $217,800 (with an increase of 10% per annum) to an annual base salary of $250,000 (with no increase per annum); (c) grant Mr. Weinreb 300,000 shares of common stock, 100,000 shares of which shall vest on each of the date of grant and the first and second anniversaries of the date of grant; (d) commencing in August 2006, increase Mr. Weinreb's annual bonus from $20,000 to $25,000; and (e) in 2006, provide for the reimbursement of all premiums in an annual aggregate amount of up to $18,000 payable by Mr. Weinreb for life and long term care insurance covering each year during the remainder of the term of his employment.
 Pursuant to and as a condition of the closing of the June 2006 private placement, Mr. Weinreb entered into a letter agreement with the Company in which he agreed to convert $121,532 of accrued salary (after giving effect to employment taxes which were paid by the Company) into 165,726 shares of Common Stock at a per share price equal to $.44 (the price of the shares being sold in the June 2006 private placement). Mr. Weinreb further agreed to a reduction in his base salary by 25% until the achievement by the Company of certain milestones. In consideration for such compensation concessions,: (i) the remaining vesting of the option shares which was scheduled to vest as to 100,000 shares each on July 20, 2006 and July 20, 2007, was accelerated such that it became fully vested as of June 2, 2006, the date of the closing of the June 2006 private placement. ; and (ii) a restricted stock grant of 200,000 shares of Common Stock which were also scheduled to vest as to 100,000 shares on each of July 20, 2006 and July 20, 2007, was similarly accelerated.

On January 26, 2007, the Company entered into a letter agreement with Mr. Weinreb pursuant to which Mr. Weinreb's employment agreement dated as of August 12, 2005 was supplemented with new terms which provide that: (a) upon the first closings in the January 2007 private placement, Mr. Weinreb's base salary would be paid at the annual rate of $200,000 (an annual rate which is 20% lower than the amount to which he was otherwise entitled under his employment agreement);
(b) he would be entitled to quarterly bonuses of $5,000 commencing March 31, 2007; (c) he would be entitled to bonuses ranging from $3,000 to $5,000 upon the Company achieving certain business milestones; and (d) any other bonuses would only be paid upon approval by the Compensation Committee of the Board of Directors. In consideration of his agreement to a reduction in base salary, and in connection with his entering into this agreement, an option to purchase 100,000 shares of Common Stock at $.60 per share, previously granted to Mr. Weinreb on December 5, 2006 and tied to the opening of certain collection centers, vested upon the execution of the agreement. This supplemental agreement will terminate upon the Company achieving certain revenue, financing or adult stem cell collection milestones, or at the discretion of the Compensation Committee of the Board of Directors. Other than as set forth therein, Mr. Weinreb's original employment agreement and all amendments thereto remain in full force and effect.

Pursuant to the amendments to Mr. Weinreb's employment agreement in August 2005, in the event of termination of Mr. Weinreb's employment by the Company without cause (except for certain instances of disability), Mr. Weinreb was entitled to receive a lump sum payment equal to his then base salary and automobile allowance for a period of one year, and to be reimbursed for disability insurance for Mr. Weinreb and for medical and dental insurance for Mr. Weinreb and his family for the remainder of the term (through December 31, 2008). Per Mr. Weinreb's January 26, 2007 letter agreement with the Company, in the event of termination of his employment, severance will instead be paid in equal installments over a 12 month period in accordance with the payroll policies and practices of the Company. The January 2007 agreement is in effect until the Company achieves certain adult stem cell collection, revenue or financing milestones, or until the Compensation Committee of the Board of Directors determines to terminate the agreement. Mr. Weinreb's original employment agreement provides that in the event of certain instances of disability, Mr. Weinreb is entitled to receive his base salary for three months followed by half his base salary for another three months.

On April 20, 2005, the Company entered into a letter agreement with Catherine M. Vaczy pursuant to which Ms. Vaczy served as the Company's Vice President and General Counsel. The term of this original agreement was three years. In consideration for Ms. Vaczy's services under the letter agreement, Ms. Vaczy was entitled to receive an annual salary of $155,000 during the first year of the term, a minimum annual salary of $170,500 during the second year of the term, and a minimum annual salary of $187,550 during the third year of the term. On the date of the letter agreement, Ms. Vaczy was granted an option to purchase 15,000 shares of Common Stock pursuant to the Company's 2003 Equity Participation Plan, with an exercise price equal to $1.00 per share. The option was to vest and become exercisable as to 5,000 shares on each of the first, second and third year anniversaries of the date of the agreement and remain exercisable as to any vested portion thereof in accordance with the terms of the Company's 2003 Equity Participation Plan and the Company's Incentive Stock Option Agreement. Pursuant to and as a condition of the closing of the June 2006 private placement, Ms. Vaczy entered into a letter agreement with the Company in which she agreed to convert $44,711 in accrued salary (after giving effect to employment taxes which were paid by the Company) into 60,971 shares of Common Stock at a per share price equal to $.44 (the price of the shares being sold in the June 2006 private placement). Ms. Vaczy further agreed to a reduction in her base salary by 25% until the achievement by the Company of certain milestones. In consideration for such compensation concessions, the vesting of the option to purchase 85,000 shares of Common Stock was accelerated such that it became fully vested as of June 2, 2006, the date of the closing of the June 2006 private placement.

On January 26, 2007, the Company entered into another letter agreement with Ms. Vaczy pursuant to which Ms. Vaczy continues to serve as the Company's Vice President and General Counsel. This agreement supersedes Ms. Vaczy's employment agreement dated as of April 20, 2005 and all amendments thereto. Subject to the terms and conditions of the letter agreement, the term of Ms. Vaczy's employment in such capacity will continue through December 31, 2008. In consideration for her services under the letter agreement, Ms. Vaczy will be entitled to receive a minimum annual salary of $150,000 during 2007 (such amount being 20% less than the annual salary to which Ms. Vaczy would have been entitled commencing April 20, 2007 pursuant to the terms of her original employment agreement) and a minimum annual salary of $172,500 during 2008. In consideration for such salary concessions and agreement to extension of her employment term, Ms. Vaczy is also entitled to receive a cash bonus upon the occurrence of certain milestones and shall also be eligible for additional cash bonuses in certain circumstances, in each case as may be approved by the Compensation Committee of the Board of Directors.

Ms. Vaczy is also entitled to payment of certain perquisites and/or reimbursement of certain expenses incurred by her in connection with the performance of her duties and obligations under the letter agreement, and to participate in any incentive and employee benefit plans or programs which may be offered by the Company and in all other plans in which the Company executives participate.

Pursuant to Ms. Vaczy's amended employment agreement dated January 26, 2007, in the event Ms. Vaczy's employment is terminated prior to the end of the term (December 31, 2008), for any reason, earned but unpaid cash compensation and unreimbursed expenses due as of the date of such termination will be payable in full. In addition, in the event Ms. Vaczy's employment is terminated prior to the end of the term for any reason other than by the Company with cause or Ms. Vaczy without good reason, Ms. Vaczy or her executor of her last will or the duly authorized administrator of her estate, as applicable, will be entitled to receive severance payments equal to $187,500 in the event the employment termination date is during 2007 and $215,700 in the event the employment termination date is during 2008, paid in accordance with the Company's standard payroll practices for executives. In no event will such payments exceed the remaining salary payments in the term. In the event her employment is terminated prior to the end of the term by the Company without cause or by Ms. Vaczy for good reason, all options granted by the Company will immediately vest and become exercisable in accordance with their terms.

In connection with the Company's acquisition of the assets of NS California on January 19, 2006, the Company entered into an employment agreement with Larry A. May. Mr. May is the former Chief Executive Officer of NS California. Pursuant to Mr. May's employment agreement, he is to serve as an officer of the Company reporting to the CEO for a term of three years, subject to earlier termination as provided in the agreement. In return, Mr. May was to be paid an annual salary of $165,000, payable in accordance with the Company's standard payroll practices, and was entitled to participate in the Company's benefit plans and perquisites generally available to other executives. Mr. May was granted, on his commencement date, an employee stock option under the Company's 2003 Equity Participation Plan to purchase 15,000 shares of the Company's Common Stock at a per share purchase price equal to $.50, the closing price of the Common Stock on the commencement date, which was scheduled to vest as to 5,000 shares of Common Stock on the first, second and third anniversaries of the commencement date. Pursuant to and as a condition of the closing of the June 2006 private placement, Mr. May entered into a letter agreement with the Company in which he agreed to convert $12,692 in accrued salary (after giving effect to employment taxes which were paid by the Company) into 17,308 shares of Common Stock at a per share price equal to $.44 (the price of the shares being sold in the June 2006 private placement). Mr. May further agreed to a reduction in his base salary by 25% until the achievement by the Company of certain milestones. In consideration for such compensation concessions, the vesting of the option to purchase 15,000 shares of Common Stock was accelerated such that it became fully vested as of June 2, 2006, the date of the closing of the June 2006 private placement.

On January 26, 2007, in connection with the January 2007 private placement, the Company entered into a letter agreement with Mr. May, pursuant to which Mr. May's employment agreement dated as of January 19, 2006 was supplemented with new terms to provide that: (a) upon the first closings in the January 2007 private placement, Mr. May's base salary would be paid at the annual rate of $132,000 (an annual rate which is 20% lower than the amount to which he was otherwise entitled under his original employment agreement); and (b) any bonus would only be paid upon approval by the Compensation Committee of the Board of Directors. This supplemental agreement will terminate upon the Company achieving certain revenue, financing or adult stem cell collection milestones, at the discretion of the Compensation Committee of the Board of Directors or at such time as Mr. May is no longer the Company's Chief Financial Officer. Other than as set forth therein, Mr. May's original employment agreement and all amendments thereto remain in full force and effect.

Under Mr. May's original employment agreement, upon termination of Mr. May's employment by the Company for any reason except a termination for cause, Mr. May is entitled to receive severance payments equal to one year's salary, paid according to the same timing of salary as he is then receiving. No severance payments shall be made unless and until Mr. May executes and delivers to the Company a release of all claims against the Company. No other payments are to be made, or benefits provided, except as otherwise required by law.

On August 12, 2004 ("Commencement Date") the Company and Dr. Wayne A. Marasco, then a Company Director, entered into a Letter Agreement appointing Dr. Marasco as the Company's Senior Scientific Advisor. Dr. Marasco will be responsible for assisting the Company in reviewing and evaluating business, scientific and medical opportunities, and for other discussions and meetings that may arise during the normal course of the Company conducting business. For his services, during a three year period ("Term"), Dr. Marasco shall be entitled to annual cash compensation of $84,000 with increases each year of the Term and an additional cash compensation based on a percentage of collected revenues derived from the Company's royalty or revenue sharing agreements. Although the annual cash compensation and additional cash compensation stated above shall begin to accrue as of the Commencement Date, Dr. Marasco will not be entitled to receive any such amounts until the Company raises $1,500,000 in additional equity financing after the Commencement Date. In addition, Dr. Marasco was granted an option, fully vested, to purchase 67,500 shares of the Company's common stock at an exercise price of $1.00 cents per share. The shares will be subject to a one year lockup as of the date of grant. The exercise period will be ten years, and the grant will otherwise be in accordance with the Company's 2003 Equity Participation Plan and Non-Qualified Stock Option Grant Agreement.

In July 2005, Dr. Marasco's letter agreement with the Company dated August 12, 2004 was amended to (a) extend the term of the letter agreement from August 2007 to August 2008; (b) provide for an annual salary of $110,000, $125,000 and $150,000 for the years ended August 2006, 2007 and 2008, payable in each such year during the term; (c) provide for a minimum annual bonus of $12,000, payable in January of each year during the term, commencing in January 2006; (d) eliminate Dr. Marasco's right under his existing letter agreement to receive 5% of all collected revenues derived from the Company's royalty or other revenue sharing agreements (which right is subject to the limitation that the amount of such additional cash compensation and Dr. Marasco's annual salary do not exceed, in the aggregate, $200,000 per year); and (e) permit Dr. Marasco to begin receiving all accrued but unpaid cash compensation under his letter agreement upon the Company's consummation of any financing, whether equity or otherwise, pursuant to which the Company raises $1,500,000.

On January 29, 2007 the Company entered into two new agreements with Dr. Marasco pursuant to which he serves as the Chairman of the Company's Scientific Advisory Board and as a Consultant. As compensation for serving as the Chairman of the Company's Scientific Advisory Board pursuant to his January 2007 Scientific Advisory Board Agreement, upon the execution of the agreement Dr. Marasco received a grant of 50,000 shares (the "Shares") of the Company's common stock,

$.001 par value (the "Common Stock") which were fully vested upon grant. In addition, upon the execution of the agreement an option was issued to Dr. Marasco under the EPP to purchase 100,000 additional shares (the "Option Shares"), which option is exercisable at a per share exercise price of $.60 per share (the fair market value of a share of Common Stock on the date of grant), and which shall vest and become exercisable as to one-half of the Option Shares on 12/31/07 and the other one-half on 12/31/08 (each, a "Vesting Date"); provided that on each Vesting Date the Dr. Marasco continues to be providing services as an Advisor on the Company's Scientific Advisory Board and shall otherwise be subject to all of the terms of the EPP. However, if Dr. Marasco is terminated without "cause" (as defined in the EPP) prior to the end of this Agreement, all options to purchase shares shall vest immediately. This Agreement provides for a three year term commencing January 29, 2007, which may be terminated earlier by either party on 60 days' prior written notice or immediately for cause.

As compensation for serving as a Consultant to the Company pursuant to his January 2007 Consulting Agreement, Dr. Marasco shall be paid an annual fee of $125,000 payable in equal monthly installments on the last day of each month during the term of the Agreement. Effective as of January 29, 2008, Dr. Marasco's annual fee shall be increased to $145,000. Dr. Marasco shall be eligible to receive a bonus of $15,000 during the year ending 12/31/07 and up to a maximum of $30,000 during the year ending 12/31/08 based upon mutually agreed upon goals such as submission of grants, academic affiliations and alliances, patents, etc. The Consulting Agreement provides for a term commencing January 29, 2007 and ending December 31, 2008, which may be terminated earlier by either party on 30 days' prior written notice; provided, that in the event such termination is by the Company without "cause" (as such term is defined in the EPP), Dr. Marasco is entitled to receive a severance payment equal to one year's fees, paid at the same level as he is then receiving and in accordance with the Company's then standard payroll practices; provided that in no event shall such payment exceed the aggregate amount of payments remaining for the term of the Agreement.

As additional compensation for his services as a Consultant, Dr. Marasco was issued a grant of 40,000 shares (the "Shares") of the common stock which were fully vested upon grant. In addition, Dr. Marasco was issued upon the execution of the agreement an option under the EPP to purchase 80,000 additional shares (the "Option Shares"), which option is exercisable at a per share exercise price of $.60 (the fair market value of a share of Common Stock on the date of grant), and which shall vest and become exercisable as to one-half of the Option Shares on 12/31/07 and the other one-half on 12/31/08 (each, a "Vesting Date"); provided that on each Vesting Date Dr. Marasco continues to be providing services as a Consultant and shall otherwise be subject to all of the terms of the EPP, except if Dr. Marasco is terminated without "cause" (as such term is defined in the EPP), all such options shall vest immediately.

On February 21, 2003 the Company began leasing office space in Melville, New York at an original annual rental of $18,000. The lease was renewed through March 2007 with an annual rental of approximately $22,800. This lease was terminated effective October 1, 2006 which resulted in the loss of the security deposit of $3,000 tendered when the lease was originally signed. Rent expense for this office approximated $20,400, $28,900 and $24,900 for the years ended December 31, 2006, 2005 and 2004, respectively.

Effective as of July 1, 2006, the Company entered into an agreement for the use of space at 420 Lexington Avenue, New York, New York. This space is subleased from an affiliate of Duncan Capital Group LLC (a financial advisor to and investor in the Company) and DCI Master LDC (the lead investor in the Company's June 2006 private placement). Pursuant to the terms of the Agreement, the Company will pay $7,500 monthly for the space, including the use of various office services and utilities. The agreement is on a month to month basis, subject to a thirty day prior written notice requirement to terminate. The space serves as the Company's principal executive offices. On October 27, 2006, the Company amended this agreement to increase the utilized space for an additional payment of $2,000 per month. The Company believes this space should be sufficient for its needs in the short term but anticipates that we will require additional facilities as we expand. In January 2005, NS California began leasing space at Good Samaritan Hospital in Los Angeles, California at an annual rental of approximately $26,000 for use as its stem cell processing and storage facility. The lease expired on December 31, 2005, but the Company continues to occupy the space on a month-to-month basis. This space will be sufficient for the Company's needs in the short term but we anticipate that we will require additional facilities as we expand. NS California also leased office space in Agoura Hills, California on a month-to-month basis from Symbion Research International at a monthly rental of $1,687, and we plan to continue this arrangement to fill our need for office space in California. Rent for these facilities, for the twelve months ended December 31, 2006, was approximately $79,000.

On April 22, 2004, the Company entered into an agreement with an advisor in connection with its amended private placement to provide assistance in finding qualified investors. The agreement calls for the payment of 10% of the funds raised by the Company as a direct result of introductions made by the advisor. In addition, the Company is obligated to pay a 2% non-accountable expense allowance on all funds received that are subject to the 10% payment. For the years ended December 31, 2006, 2005 and 2004, the Company paid a total of $0, $0 and $21,000, respectively, under this agreement.

On December 12, 2003, the Company signed a royalty agreement with Parallel Solutions, Inc. "(PSI") to develop a new bioshielding platform technology for the delivery of therapeutic proteins and small molecule drugs in order to extend circulating half-life to improve bioavailability and dosing regimen, while maintaining or improving pharmacologic activity. The agreement provides for PSI to pay the Company a percentage of the revenue received from the sale of certain specified products or licensing activity. The Company is providing capital and guidance to PSI to conduct a proof of concept study to improve an existing therapeutic protein with the goal of validating the bioshielding technology for further development and licensing the technology. During the year ended December 31, 2004, the Company paid $640,000 as specified in the agreement which brought the total paid since the inception of the agreement to $720,000. The agreement also calls for the Company to pay on behalf of PSI $280,000 of certain expenses relating to testing of the bioshielding concept. During the years ended December 31, 2006, 2005 and 2004, the Company paid $0, $0 and $85,324, respectively, of such expenses and does not anticipate any further activity pursuant to the PSI agreement.

Note 12 - Subsequent Events
---------------------------

In January 2007, the Company issued 120,000 shares of Common Stock to its intellectual property acquisition consultant, vesting as to 10,000 shares per month commencing January 2007. In February 2007, the term of the Company's financial advisory agreement with Duncan Capital Group LLC was extended through December 2007, and the Company issued to Duncan 150,000 shares of Common Stock as an advisory fee payment pursuant to the terms of the agreement. In January and February 2007, the Company raised an aggregate of $2,500,000 through the private placement of 2,500,000 units at a price of $1.00 per unit (the "January 2007 private placement"). Each unit was comprised of two shares of the Company's Common Stock, one redeemable seven-year warrant to purchase one share of Common Stock at a purchase price of $.80 per share and one non-redeemable seven-year warrant to purchase one share of Common Stock at a purchase price of $.80 per share. The Company issued an aggregate of 5,000,000 shares of Common Stock, and warrants to purchase up to an aggregate of 5,000,000 shares of Common Stock at an exercise price of $0.80 per share. Emerging Growth Equities, Ltd ("EGE"), the placement agent for the January 2007 private placement, received a cash fee equal to $171,275 and is entitled to expense reimbursement not to exceed $50,000. The Company also issued to EGE redeemable seven year warrants to purchase 343,550 shares of Common Stock at a purchase price of $.50 per share, redeemable seven-year warrants to purchase 171,275 shares of Common Stock at a purchase price of $.80 per share and non-redeemable seven-year warrants to purchase 171,275 shares of Common Stock at a purchase price of $.80 per share. The net proceeds of this offering was approximately $2,301,000.

In February 2007, the Company issued 300,000 shares of its Common Stock to a financial advisor in connection with a commitment for the placement of up to $3,000,000 of the Company's preferred stock.

In March 2007, the Company engaged Trilogy Capital Partners, Inc. ("Trilogy") as a marketing and investor relations consultant. The agreement is for a 12 month period, terminable by either party after six months upon 30 days' notice, at a monthly fee of $10,000 plus reimbursement of certain budgeted or approved marketing expenses. Pursuant to this agreement, the Company issued to Trilogy warrants to purchase 1,500,000 shares of its Common Stock at a purchase price of $.47 per share. Such warrants vest over a 12 month period at a rate of 125,000 per month, subject to acceleration in certain circumstances, and are exercisable until April 30, 2010.