Form 10QSB
period 2007-03-31
NeoStem, Inc.
filed 2007-05-10
CIK 320017

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Transition Period from         to -----------    -----------

                         Commission file number 0-10909

                                  NEOSTEM, INC.
        (Exact name of small business issuer as specified in its charter)


             DELAWARE                                          22-2343568
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                          Identification No.)

  420 LEXINGTON AVE, SUITE 450  NEW YORK, NEW YORK                10170
     (Address of principal executive offices)                  (zip code)

   Issuer's telephone number, including area code: 212-584-4180


              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_| No |X|


              26,501,077 SHARES, $.001 PAR VALUE, AS OF May 9, 2007

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)


Transitional Small Business Disclosure Format (check one):|_| Yes |X| No


                                    I N D E X


                                                                                                                    Page No.
                                                                                                                    --------
        Part I  - Financial Information:

                 Item 1.                              Consolidated Financial Statements (Unaudited):

                                                      Consolidated Balance Sheets
                                                      At March 31, 2007 and December 31, 2006                          3

                                                      Consolidated Statements of Operations
                                                      For the three months
                                                      ended March 31, 2007 and 2006                                    4

                                                      Consolidated Statements of Cash Flows
                                                      for the three months ended
                                                      March 31, 2007 and 2006                                          5


                                                      Notes to Unaudited Consolidated Financial Statements           6-12


                 Item 2.                              Management's Discussion and Analysis or
                                                      Plan of Operations                                             12-14


                 Item 3.                              Controls and Procedures                                         15

        Part II - Other Information:

                 Item 1.                              Legal Proceedings                                               16


                 Item 2.                              Unregistered Sales of Equity Securities and Use of
                                                      Proceeds                                                        16

                 Item 3.                              Defaults Upon Senior Securities                                 16

                 Item 4.                              Submission of Matters to a Vote of Securityholders              16

                 Item 5.                              Other Information                                               16

                 Item 6.                              Exhibits                                                        16

                                                      Signatures                                                      17


                          NEOSTEM, INC. AND SUBSIDIARY


                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


          ASSETS

                                                                                 March 31,      December 31,
                                                                                    2007            2006
                                                                                ------------    ------------

             Current assets:
               Cash and cash equivalents                                        $  1,058,898    $    436,659
               Accounts receivable                                                    47,933           9,050
               Prepaid expenses and other current assets                             140,774          82,451
                                                                                ------------    ------------

                      Total current assets                                         1,247,605         528,160

             Property and equipment, net                                              97,169          96,145
             Goodwill                                                                558,169         558,169
             Other assets                                                             10,625          12,500
                                                                                ------------    ------------

                                                                                $  1,913,568    $  1,194,974
                                                                                ============    ============

          LIABILITIES AND STOCKHOLDERS' EQUITY


             Current liabilities:
               Accounts payable                                                 $    196,035    $    372,348
               Accrued liabilities                                                    85,192         241,388
               Note payable, due related party - current portion                     118,189         125,000
               Notes payable                                                          98,571           1,313
               Unearned revenues                                                         525           2,420
               Convertible debentures                                                     --          75,000
               Capitalized lease obligations - current portion                        21,890          20,829
                                                                                ------------    ------------
                     Total current liabilities                                       520,402         838,298


             Note payable, due related party - long-term portion                          --          24,439

             Capitalized lease obligations                                            32,583          40,132
                                                                                ------------    ------------

             Total Liabilities                                                       552,985         902,869
                                                                                ------------    ------------

             Stockholders' Equity:
               Preferred stock; authorized, 5,000,000 shares
                 Series B convertible redeemable preferred stock,
                 liquidation value 10 shares of common stock per
                 share; $0.01 par value; authorized, 825,000
                 shares; issued and outstanding, 10,000 shares                           100             100

               Common stock, $.001 par value; authorized,
                 500,000,000 shares; issued and outstanding,
                  26,464,192 shares at March 31, 2007 and
                  20,781,214 shares at December 31, 2006                              26,464          20,782
               Additional paid-in capital                                         23,908,159      20,949,654
               Unearned compensation                                                (451,040)       (371,666)
               Accumulated deficit                                               (22,123,100)    (20,306,765)
                                                                                ------------    ------------

                     Total stockholders' equity                                    1,360,583         292,105
                                                                                ------------    ------------

                                                                                $  1,913,568    $  1,194,974
                                                                                ============    ============


           See accompanying notes to consolidated financial statements

                          NEOSTEM, INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            Three Months Ended March 31,
                                                            ----------------------------

                                                                2007            2006
                                                            ------------    ------------

     Revenues                                               $     55,895    $      6,262

     Direct costs                                                  1,253           4,467
                                                            ------------    ------------

     Gross profit                                                 54,642           1,795

     Selling, general and administrative                       1,873,097         939,234
                                                            ------------    ------------

     Operating loss                                           (1,818,455)       (937,439)

     Other income (expense):

       Interest income                                            12,350             539
       Interest expense                                          (10,230)       (192,610)
       Interest expense - Series A mandatorily redeemable
            convertible preferred stock                               --          (9,934)
                                                            ------------    ------------

     Net loss                                               $ (1,816,335)   $ (1,139,444)
                                                            ============    ============


     Net loss per common share                              $       (.07)   $       (.15)
                                                            ============    ============

     Weighted average
       common shares outstanding                              24,716,525       7,558,153
                                                            ============    ============

           See accompanying notes to consolidated financial statements


                          NEOSTEM, INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                For the Three Months Ended
                                                                                         March 31,
                                                                                --------------------------

                                                                                   2007            2006
                                                                                -----------    -----------

Cash flows from operating activities:
Net loss                                                                        $(1,816,335)   $(1,139,444)
Adjustments to reconcile net loss to net cash used in operating activities:

Common shares issued and stock  options granted for services rendered and
  interest expense                                                                  567,335        220,766
Depreciation                                                                          9,691          5,627
Amortization of debt discount                                                            --         65,862
Series A mandatorily redeemable convertible preferred stock dividends                    --          9,934
Deferred acquisition costs                                                            1,253          4,467

Changes in operating assets and liabilities:
Prepaid expenses and other current assets                                           (57,700)      (144,852)
Accounts receivable                                                                 (38,883)            --
Unearned revenues                                                                    (1,895)        (6,262)
Accounts payable, accrued expenses,and other current liabilities                   (363,760)       156,180
                                                                                -----------    -----------

           Net cash used in operating activities                                 (1,700,294)      (827,722)
                                                                                -----------    -----------

Cash flows from investing activities:
Acquisition property and equipment                                                  (10,716)            --
                                                                                -----------    -----------
Net cash used in investing activities                                               (10,716)            --
                                                                                -----------    -----------

Cash flows from financing activities:
Net proceeds from issuance of common stock                                        2,317,478         26,500
Proceeds from advances on notes payable                                             138,232        180,397
Payments of capitalized lease obligations                                            (6,489)        (5,980)
Proceeds from sale of convertible debentures                                             --        250,000
Repayments of notes payable                                                        (115,972)       (83,000)
                                                                                -----------    -----------
Net cash provided by financing activities                                         2,333,249        367,917
                                                                                -----------    -----------

Net increase/(decrease) in cash and cash equivalents                                622,239       (459,805)

Cash and cash equivalents at beginning of period                                    436,659        488,872
                                                                                -----------    -----------

Cash and cash equivalents at end of period                                      $ 1,058,898    $    29,067
                                                                                ===========    ===========



                                                                Three Months Ended March 31,
                                                                -----------------------------
                                                                    2007            2006
                                                                -------------  -------------
     Supplemental  Disclosure of Cash Flow Information:

      Cash paid during the period for:
         Interest                                               $     10,230   $      4,679

     Supplemental Schedule of Non-cash Financing Activities:
         Net accrual of dividends on Series A preferred stock             --          9,934
         Issuance of common stock for capital commitment             165,000             --
         Issuance of restricted common stock for services             43,125             --
         Issuance of common stock for services rendered               13,637         25,150
         Issuance of common stock for compensation                    53,910             --
         Issuance of warrants for services                            35,575            875
         Compensatory element of stock options                       205,817         52,022



          See accompanying notes to consolidated financial statements.

                          NEOSTEM, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - The Company
--------------------
NeoStem, Inc. ("NeoStem") was incorporated under the laws of the State of Delaware in September 1980 under the name Fidelity Medical Services, Inc.

NeoStem is in the business of operating a commercial autologous (donor and recipient are the same) adult stem cell bank and is pioneering the pre-disease collection, processing and long-term storage of adult stem cells that donors can access for their own present and future medical treatment. On January 19, 2006 we consummated the acquisition of the assets of NS California, Inc., a California corporation ("NS California") relating to NS California's business of collecting and storing adult stem cells. Effective with the acquisition, the business of NS California became our principal business, rather than our historic business of providing capital and business guidance to companies in the healthcare and life science industries. The Company provides adult stem cell processing, collection and banking services with the goal of making stem cell collection and storage widely available, so that the general population will have the opportunity to store their own stem cells for future healthcare needs.

Prior to the NS California acquisition, the business of the Company was to provide capital and business guidance to companies in the healthcare and life science industries, in return for a percentage of revenues, royalty fees, licensing fees and other product sales of the target companies. Additionally, through June 30, 2002, the Company was a provider of extended warranties and service contracts via the Internet at warrantysuperstore.com. From June, 2002 to March, 2007 the Company was engaged in the "run off" of such extended warranties and service contracts. As of March 31, 2007 the recognition of revenue from the sale of extended warranties and service contracts was completed.

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


Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2007 and December 31, 2006, the results of operations for the three months ended March 31, 2007 and 2006 and the cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

The December 31, 2006 consolidated balance sheet has been derived from the audited consolidated financial statements at that date included in the Company's Annual Report on Form 10-K. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

Revenue Recognition: The Company initiated the collection and banking of autologous adult stem cells in the fourth quarter of 2006. The Company recognizes revenue related to the collection and cryopreservation of autologous adult stem cells when the cryopreservation process is completed which is generally twenty four hours after cells have been collected. Revenue related to advance payments of storage fees are recognized ratably over the period covered by the advanced payments. The Company also earns revenue, in the form of start up fees, from physicians seeking to establish autologous adult stem cell collection centers. These fees are in consideration of the Company establishing a service territory for the physician. Start up fees are recognized once the agreement has been signed and the physician has been qualified by the Company's accreditation committee.

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

Recently Issued Accounting Pronouncements:

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 expands the scope of specific types of assets and liabilities that an entity may carry at fair value on its statement of financial position, and offers an irrevocable option to record the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any; SFAS No. 159 will have on its financial statements.


Note 3 - Acquisition of NS California
-------------------------------------
On January 19, 2006, the Company consummated the acquisition of the assets of NS California, Inc. ("NS California") relating to NS California 's business of collecting and storing adult stem cells, issuing 400,000 shares of the Company's common stock with a value of $200,000. In addition, the Company assumed certain liabilities of NS California's which totaled $476,972. The underlying physical assets acquired from NS California were valued at $109,123 resulting in the recognition of goodwill in the amount of $558,169. Upon completion of the acquisition the operations of NS California were assumed by the Company and have been reflected in the Consolidated Statement of Operations since January 19, 2006. Effective with the acquisition, the business of NS California became the principal business of the Company.

Note 4 - Notes Payable
----------------------

On December 30, 2005, the Company sold $250,000 of convertible nine month Promissory Notes which bear 9% simple interest with net proceeds to the Company of $220,000. These convertible notes were sold in connection with a subscription agreement between the Company and certain investors and the placement agent was WestPark Capital, Inc. ("WestPark"). (The convertible notes and warrants sold in December, 2005 and January, 2006 in the transaction in which WestPark Capital, Inc. acted as the placement agent is sometimes referred to here in as the "WestPark Private Placement") The Company recorded a debt discount associated with the conversion feature in the amount of $83,333, which was charged to interest expense during the year ended December 31, 2006. The debt discount recorded of $83,333 did not change the amount of cash required to payoff the principal value of these Promissory Notes, at any time during the term, which was $250,000. As part of the WestPark Private Placement, these Promissory Notes had 41,667 detachable warrants for each $25,000 of debt, which entitle the holder to purchase one share of the Company's Common Stock at a price of $1.20 per share. The warrants are exercisable for a period of three years from the date of the Promissory Note. The Promissory Notes convert to the Company's Common Stock at $.60 per share. The Promissory Notes are convertible at anytime into shares of Common Stock at the option of the Company subsequent to the shares underlying the Promissory Notes and the shares underlying the warrants registration if the closing price of the Common Stock has been at least $1.80 for a period of at least 10 consecutive days prior to the date on which notice of conversion is sent by the Company to the holders of the Promissory Notes. Pursuant to the terms of the WestPark Private Placement, the Company agreed to file with the SEC and have effective by July 31, 2006, a registration statement registering the resale by the investors in the WestPark Private Placement of the shares of Common Stock underlying the convertible notes and the warrants sold in the WestPark Private Placement. This registration statement was not made effective by July 31, 2006 and certain additional rights have accrued to the Convertible Promissory Noteholders (see below for a detailed description of these additional rights). In 2005, the Company recorded an expense of $2,573 associated with the warrants as their fair value using the Black Scholes method.

In January 2006, the Company sold an additional $250,000 of convertible nine month Promissory Notes which bear 9% simple interest with net proceeds to the Company of $223,880 as part of the WestPark Private Placement. The Company recorded a debt discount associated with the conversion feature in the amount of $129,167. For the year ended December 31, 2006, the Company charged $127,932 of the debt discount to interest expense. The debt discount recorded of $129,167 does not change the amount of cash required to payoff the principal value of these Promissory Notes, at any time during the term, which was $250,000. These Promissory Notes also had 41,667 detachable warrants for each $25,000 of debt, which entitle the holder to purchase one share of the Company's Common Stock at a price of $1.20 per share. The warrants are exercisable for a period of three years from the date of the Promissory Note. The Promissory Notes convert to the Company's Common Stock at $.60 per share. The Promissory Notes are convertible at anytime into shares of Common Stock at the option of the Company subsequent to the shares underlying the Promissory Notes and the shares underlying the warrants registration if the closing price of the Common Stock has been at least $1.80 for a period of at least 10 consecutive days prior to the date on which notice of conversion is sent by the Company to the holders of the Promissory Notes. Pursuant to the terms of the WestPark Private Placement, the Company agreed to file with the SEC and have effective by July 31, 2006, a registration statement registering the resale by the investors in the WestPark Private Placement of the shares of Common Stock underlying the convertible notes and the warrants sold in the WestPark Private Placement. This registration statement was not made effective by July 31, 2006 and as a result certain additional rights accrued to the Convertible Promissory Noteholders (see below for a detailed description of these additional rights). For the year ended December 31, 2006, the Company recorded as interest expense $263,612 associated with the warrants as their fair value using the Black Scholes method.

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

By December 31, 2006, investors owning $425,000 convertible promissory notes agreed to convert the convertible note into shares of the Company's Common Stock for consideration described above. The Company issued 1,073,859 shares of Common Stock with a fair value of $692,896. In addition, the Company issued 604,166 warrants with a fair value of $472,741 for noteholders that agreed to an early conversion of their convertible promissory notes. The Company also issued 36,932 shares of Common Stock as consideration for extending the term of the convertible notes, totaling $162,500, for an additional four months with a fair value of $21,023. The fair value of this Common Stock has been accounted for as interest expense. Amounts in excess of the face value of the convertible promissory notes and the fair value of the warrants issued as the result of early conversion have been accounted for as interest expense. The balance, $75,000, of convertible promissory notes was paid off in January, 2007.

In connection with the NS California acquisition, the Company assumed a 6% note due to Tom Hirose, a former officer of NS California in the amount of $15,812. As of December 31, 2006, $1,313 remains unpaid. Final payment will be made in 2007.

The Company has financed certain insurance polices and has notes payable at March 31, 2007 in the amount of $97,258 related to these policies. These notes require monthly payments and mature in less than one year.




Note 5 - Series A Mandatorily Redeemable Convertible Preferred Stock
--------------------------------------------------------------------

In connection with the settlement of securities class action litigation in 1994, the Company issued 1,000,000 shares of Series A $0.07 Convertible Preferred Stock (the "Series A Preferred Stock") with an aggregate value of $1,000,000. The following summarizes the terms of Series A Preferred Stock. The Series A Preferred Stock had a liquidation value of $1 per share, was non-voting and convertible into common stock of the Company at a price of $5.20 per share. Holders of Series A Preferred Stock were entitled to receive cumulative cash dividends of $0.07 per share, per year, payable semi-annually. At December 31, 2005 there were 681,171 shares of Series A Preferred Stock outstanding.

On March 17, 2006, the stockholders of the Company voted to approve an amendment to the Certificate of Incorporation which permits the Company to issue in exchange for all 681,171 shares of Series A Preferred Stock outstanding and its obligation to pay $538,498 (or $.79 per share) in accrued dividends thereon, a total of 544,937 shares of Common Stock (eight tenths (.8) shares of Common Stock per share of Series A Preferred Stock). Pursuant thereto, all outstanding shares of Series A Preferred Stock were cancelled and converted into Common Stock. Therefore at March 31, 2007 and December 31, 2006 and there were no shares of Series A Preferred Stock outstanding.


Note 6 - Stockholders' Equity
-----------------------------
Common Stock:
In January 2007, the Company issued 120,000 shares of Common Stock to its intellectual property acquisition consultant, vesting as to 10,000 shares per month commencing January 2007.

In January 2007, the Company issued an aggregate of 90,000 shares of Common Stock, pursuant to the Company's Equity Participation Plan, to Wayne Marasco pursuant to Dr. Marasco's agreements to serve as Chairman of the Company's Scientific Advisory Board and consultant to the Company.

In February 2007, the term of the Company's financial advisory agreement with Duncan Capital Group LLC was extended through December 2007, and the Company issued to Duncan 150,000 shares of Common Stock as an advisory fee payment vesting monthly through December 2007.

In January and February 2007, the Company raised an aggregate of $2,500,000 through the private placement of 2,500,000 units at a price of $1.00 per unit (the "January 2007 private placement"). Each unit was comprised of two shares of the Company's Common Stock, one redeemable seven-year warrant to purchase one share of Common Stock at a purchase price of $.80 per share and one non-redeemable seven-year warrant to purchase one share of Common Stock at a purchase price of $.80 per share. The Company issued an aggregate of 5,000,000 shares of Common Stock, and warrants to purchase up to an aggregate of 5,000,000 shares of Common Stock at an exercise price of $0.80 per share. Emerging Growth Equities, Ltd ("EGE"), the placement agent for the January 2007 private placement, received a cash fee equal to $171,275 and is entitled to expense reimbursement not to exceed $50,000. The Company also issued to EGE redeemable seven year warrants to purchase 342,550 shares of Common Stock at a purchase price of $.50 per share, redeemable seven-year warrants to purchase 171,275 shares of Common Stock at a purchase price of $.80 per share and non-redeemable seven-year warrants to purchase 171,275 shares of Common Stock at a purchase price of $.80 per share. The net proceeds of this offering was approximately $2,317,500.

In February 2007, the Company issued 300,000 shares of its Common Stock, resulting in a charge to operations of $165,000, to a financial advisor in connection with a commitment for the placement of up to $3,000,000 of the Company's preferred stock.

Warrants:
The Company has issued common stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company. A total of 13,406,525 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of March 31, 2007 at prices ranging from $0.47 to $1.20 and expiring through February 2014.

In connection with the January 2007 private placement the Company issued warrants to purchase up to an aggregate of 5,000,000 shares of Common Stock at an exercise price of $0.80 per share. The Company also issued to EGE redeemable seven year warrants to purchase 342,550 shares of Common Stock at a purchase price of $.50 per share, redeemable seven-year warrants to purchase 171,275 shares of Common Stock at a purchase price of $.80 per share and non-redeemable seven-year warrants to purchase 171,275 shares of Common Stock at a purchase price of $.80 per share.


In March 2007, the Company engaged Trilogy Capital Partners, Inc. ("Trilogy") as a marketing and investor relations consultant. Pursuant to this agreement, the Company issued to Trilogy warrants to purchase 1,500,000 shares of its Common Stock at a purchase price of $.47 per share. Such warrants vest over a 12 month period at a rate of 125,000 per month, subject to acceleration in certain circumstances, and are exercisable until April 30, 2010. During the three months ended March 31, 2007 the Company recognized $35,575 as consulting expense related to the vesting of these warrants.

At March 31, 2007 the outstanding warrants by range of exercise prices are as follows:


                       Number            Weighted Average            Number
                    Outstanding             Remaining             Exercisable
Exercise Price     March 31, 2007    Contractual Life (years)    March 31, 2007
---------------    --------------    ------------------------    --------------
 $0.47 to $0.62        1,857,550             3.77                       357,550
 $0.62 to $0.91       11,229,053             5.25                    11,229,053
 $0.91 to $1.20          319,922             1.76                       319,922
                   --------------                                --------------
                      13,406,525                                     11,906,525
                      ==========                                     ==========


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

The Company's results for the three month periods ended March 31, 2007 and 2006 include share-based compensation expense totaling $205,817 and $52,022, respectively. Such amounts have been included in the consolidated statements of operations within general and administrative expenses.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award.


The range of assumptions made in calculating the fair values of options are as follows:

                               Three Months Ended          Three Months Ended
                                 March 31, 2007              March 31, 2006
                               ------------------          ------------------
Expected term (in years)               10                          10

Expected volatility                137% - 152%                    200%

Expected dividend yield                0%                          0%

Risk-free interest rate          4.51% to 4.90%                  4.50%

 Stock option activity under the 2003 Equity Participation Plan is as follows:




                                                                Weighted
                                    Number       Range of       Average     Weighted Average    Aggregate
                                      of         Exercise       Exercise       Remaining        Intrinsic
                                   Shares(1)       Price         Price      Contractual Term      Value
                                   ----------  -------------  ------------  ----------------  -------------
Balance at December 31, 2006        4,446,000   $.30 - $2.50  $       0.73
         Granted                    1,170,000   $.27 - $ .80  $       0.56
         Exercised                         --             --            --
         Expired                           --             --            --
         Cancelled                         --             --            --
                                   ----------  -------------
Balance at March 31, 2007           5,616,000   $.27 - $2.50  $       0.69        8.98        $     103,740
                                   ==========  =============

Vested and Exercisable at
March  31, 2007                     2,765,500                 $       0.68        8.34        $      66,640



(1) -- All options are exercisable for a period of ten years.



                        Number           Weighted Average           Number
                     Outstanding            Remaining            Exercisable
   Exercise Price   March 31, 2007   Contractual Life (years)   March 31, 2007
   --------------   --------------   ------------------------   --------------
   $0.27 to $0.72      4,585,000             9.06                    2,174,500
   $0.72 to $1.16        620,000             8.88                      420,000
   $1.16 to $1.61        261,000             7.92                      141,000
   $1.61 to $2.05         30,000             6.46                       30,000
   $2.05 to $2.50        120,000             9.18                           --
                    --------------                              --------------
                       5,616,000                                     2,765,500
                    ==============                              ==============

Options are usually granted at an exercise price at least equal to the fair value of the common stock at the grant date and may be granted to employees, Directors, consultants and advisors of the Company.

As of March 31, 2007, there was approximately $1,759,000 of total unrecognized compensation costs related to unvested stock option awards which are expected to vest over a weighted average life of 1.54 years.

                                                                Weighted Average
                                                                   Grant Date
                                                  Options          Fair Value
                                              ---------------    ---------------
       Non-Vested at December 31, 2006              2,115,833    $          0.63
       Issued                                       1,170,000    $          0.54
       Canceled                                            --                 --
       Vested                                        (435,333)   $          0.60
                                              ---------------    ---------------
       Non-Vested at March 31, 2007                 2,850,500    $          0.60
                                              ===============    ===============

The total value of shares vested during the three months ended March 31, 2007 was $205,817.


Note 7 - Segment Information
----------------------------
Until April 30, 2001, the Company operated in two segments; as a reinsuror and as a seller of extended warranty service contracts through the Internet. The reinsurance segment has been discontinued and the Company's remaining revenues are derived from the run-off of its sale of extended warranties and service contracts via the Internet. Additionally, the Company established a new business in the banking of adult autologous stem cells sector. The Company's operations are conducted entirely in the U.S. Although the Company has realized minimal revenue from the banking of adult autologous stem cells, the Company will be operating in two segments until the "run-off" is completed. As of March 31, 2007 the run off of the sale of extended warranties and service contracts was completed.

Note 8 - Related Party Transactions
-----------------------------------
On January 20, 2006, Mr. Robert Aholt, Jr. tendered his resignation as Chief Operating Officer of the Company. In connection therewith, on March 31, 2006, the Company and Mr. Aholt entered into a Settlement Agreement and General Release (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the Company agreed to pay to Mr. Aholt the aggregate sum of $250,000 (less applicable Federal and California state and local withholdings and payroll deductions), payable, initially over a period of two years in biweekly installments of $4,807.69 commencing on April 7, 2006, except that the first payment was in the amount of $9,615. In July, 2006 this agreement was amended to call for semi-monthly payments of $10,417 for the remaining 21 months. In the event the Company breaches its payment obligations under the Settlement Agreement and such breach remains uncured, the full balance owed shall become due. The Company and Mr. Aholt each provided certain general releases. Mr. Aholt also agreed to continue to be bound by his obligations not to compete with the Company and to maintain the confidentiality of Company proprietary information. At March 31, 2007, $118,189 was due Mr. Aholt pursuant to the terms of the Settlement Agreement.


Note 9 - Subsequent Events
--------------------------
In April 2007, the Company received two provisional licenses from the State of New York. The first license permits the Company's California facility to collect, process and store hematopoetic progenitors cells ("HPCs") collected from New York residents. The second license permits solicitation in New York relating to the collection of HPCs. Each license is subject to certain limitations stated therein.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Quarterly Report on Form 10-QSB and the documents incorporated herein contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this Quarterly Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "plan", "intend," "may," "will," "expect," "believe", "could," "anticipate," "estimate," or "continue" or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.




GENERAL

On January 19, 2006 the Company consummated the acquisition of the assets of NS California, Inc., a California corporation ("NS California") relating to NS California's business of collecting and storing adult stem cells. NS California had been a company to which NeoStem had been providing business guidance. Effective with the acquisition, the business of NS California became the principal business of the Company. The Company now provides adult stem cell collection, cryopreservation and banking services with the goal of making stem cell collection and storage widely available, so the general population will have the opportunity to store their own stem cells for future healthcare needs. The Company also hopes to become the leading provider of adult stem cells for therapeutic use in the burgeoning field of regenerative medicine for potentially addressing heart disease, certain types of cancer and other critical health problems.

Until the NS California acquisition, the business of the Company was providing capital and business guidance to companies in the healthcare and life science industries, in return for a percentage of revenues, royalty fees, licensing fees and other product sales of the target companies. Additionally, through June 30, 2002, the Company was a provider of extended warranties and service contracts via the Internet at warrantysuperstore.com. From June 2002 to March 2007 the Company was engaged in the "run off" of such extended warranties and service contracts. As of March 31, 2007 the recognition of revenue from the sale of extended warranties and service contracts was completed.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared To Three Months Ended March 31, 2006

The Company's initial sales strategy is to develop a nationwide network of adult stem cell collection centers and medical providers, enabling health conscious consumers to donate and store their own stem cells with NeoStem for personal use years or decades later in times of critical medical need. Medical providers that are interested in participating in providing this service to patients in their local area are required to pay a start up fee in consideration for exclusivity in that service area. Sales and marketing efforts to create this network started in the fourth quarter of 2006 and continued in the quarter ending March 31, 2007. To that end the Company recognized revenues of $54,000 from the receipt of start up fees in the quarter ended March 31, 2007.

The Company also recognized revenues from the sale of extended warranties and service contracts of $1,697 for the three months ended March 31, 2007 as compared to $6,262 for the three months ended March 31, 2006. These revenues were derived entirely from revenues deferred over the life of extended warranties and service contracts sold in prior periods. As of March 31, 2007 the recognition of revenue from the sale of extended warranties and service contracts was completed. Direct costs related to these sales were $1,253 and $4,467 for the three months ended March 31, 2007 and 2006, respectively.

Selling, general and administration expenses increased approximately $933,900 to $1,873,097 for the three months ended March 31, 2007 as compared to $939,234 for the three months ended March 31, 2006. Since the acquisition of NS California in January, 2006 the Company's expenses have been increasing as the Company initiated sales and marketing efforts to promote the collection and banking of adult stems cells. The increase in selling, general and administrative expenses is primarily due to increases in marketing efforts through the hiring of staff, preparation of marketing materials, attending key marketing events and retaining the services of specialized marketing consulting firms. To that end payroll and related expenses increased $240,121, marketing expenses increased $62,254, consulting fees increased $158,537, and the compensatory value of common stock options granted increased by $221,919. The Company issued 300,000 shares of its Common Stock, resulting in a charge to operating expenses of $165,000, to a financial advisor in connection with a commitment for the placement of up to $3,000,000 of the Company's preferred stock. The Company applied for licensure for stem cell processing in New York which resulted in additional expenses of $25,000. Increases in expenses such as legal expense, accounting fees, investor relations, stock transfer fees, rent, and director fees (in the form of restricted stock grants) were offset by decreases in settlement expenses with the Company's former Chief Operating Officer, investment banking fees, and laboratory operations which resulted in a net increase in operating expenses of $61,031.

Interest expense decreased by approximately $182,300 for the three months ended March 31, 2007 in comparison to the three months ended March 31, 2006. This decrease is due to the conversion or payoff of the WestPark convertible debt issued in December 2005 and January 2006 which resulted in a $183,600 reduction in interest expense. This decrease was offset by a small increase in interest related to financing insurance policies. The conversion of Series A mandatorily redeemable convertible preferred stock to common stock eliminated the obligation to accrue dividends in 2006 and therefore no interest expense related to this dividend obligation was incurred in the quarter ending March 31, 2007.


For the reasons cited above the net loss for the three months ended March 31, 2007 increased to $1,816,336 from $1,139,444 for the three months ended March 31, 2006.


LIQUIDITY AND CAPITAL RESOURCES

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period indicated:

                                                Three Months Ended
                                                ------------------
                                         March 31, 2007     March 31, 2006
                                         ---------------    ---------------

          Cash used in
            Operating Activities         $    (1,700,294)   $      (827,722)

          Cash used in
            Investing Activities         $       (10,716)   $            --

          Cash provided by
            Financing Activities         $     2,333,249    $       367,917

The Company incurred a net loss of $1,816,335 for the three months ended March 31, 2007. Such loss adjusted for non-cash charges consisting of common stock, options and warrants issued for services totaling $567,335 and amortization and depreciation of $9,691 resulted in cash used in operations totaling $1,700,294 for the three months ended March 31, 2007. This use of cash included additions to prepaid expenses and other current assets of $57,700, accounts receivable $38,883 and reductions in accounts payable and accrued expenses of $363,759.

To meet its cash requirements for the three months ended March 31, 2007, the Company relied primarily on the sale of shares of Common Stock resulting in net proceeds of $2,317,478. In addition, the Company incurred new debt totaling $138,232 to finance certain insurance policies for the company offset by debt payments totaling $115,972 to pay off WestPark Convertible debt of $75,000 and payments of $40,972 for new debt incurred to finance insurance policies.


INFLATION

The Company does not believe that its operations have been materially influenced by inflation for the three months ended March 31, 2007, a situation which is expected to continue for the foreseeable future.

ITEM 3   CONTROLS AND PROCEDURES

         (a) Our chief executive officer and chief financial officer have concluded, based on their evaluation of the effectiveness of our "disclosure controls and procedures" as of the end of the period covered by this quarterly report on Form 10-QSB (as defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934), that our disclosure controls and procedures were effective as of such date to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgements in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

         (b) During our last fiscal quarter and subsequent to our evaluation, there were no significant changes in internal controls or other factors that have materially affected, or reasonably likely to materially affect our internal controls over financial reporting.

                                  NEOSTEM, INC.

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

In January and February 2007, the Company raised an aggregate of $2,500,000 through the private placement of 2,500,000 units at a price of $1.00 per unit (the "January 2007 private placement"). Each unit was comprised of two shares of the Company's Common Stock, one redeemable seven-year warrant to purchase one share of Common Stock at a purchase price of $.80 per share and one non-redeemable seven-year warrant to purchase one share of Common Stock at a purchase price of $.80 per share. The Company issued an aggregate of 5,000,000 shares of Common Stock, and warrants to purchase up to an aggregate of 5,000,000 shares of Common Stock at an exercise price of $0.80 per share. Emerging Growth Equities, Ltd ("EGE"), the placement agent for the January 2007 private placement, received a cash fee equal to $171,275 and is entitled to expense reimbursement not to exceed $50,000. The Company also issued to EGE redeemable seven year warrants to purchase 343,550 shares of Common Stock at a purchase price of $.50 per share, redeemable seven-year warrants to purchase 171,275 shares of Common Stock at a purchase price of $.80 per share and non-redeemable seven-year warrants to purchase 171,275 shares of Common Stock at a purchase price of $.80 per share. The net proceeds of this offering was approximately $2,317,500.

In February 2007, the Company issued 300,000 shares of its Common Stock to a financial advisor in connection with a commitment for the placement of up to $3,000,000 of the Company's preferred stock.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

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


                                           NEOSTEM, INC. (Registrant)



                                                   By:  /s/  Robin Smith, MD
                                                        ------------------------
                                                        Robin Smith MD,
                                                        Chief Executive Officer

                                                   Date: May 9, 2007