Form 10QSB
period 2007-06-30
NeoStem, Inc.
filed 2007-08-14
CIK 320017

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---



Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No X
                                     ---    ---


            3,954,168 SHARES, $.001 PAR VALUE, AS OF August 14, 2007

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)


Transitional Small Business Disclosure Format (check one):    Yes  X  No
                                                          ---      ---

                                    I N D E X

                                                                                               Page No.
                                                                                               --------
Part I  - Financial Information:

         Item 1.                   Consolidated Financial Statements (Unaudited):

                                   Consolidated Balance Sheets
                                   At June 30, 2007 and December 31, 2006                           3

                                   Consolidated Statements of Operations
                                   For the three and six months
                                   ended June 30, 2007 and 2006                                     4

                                   Consolidated Statements of Cash Flows
                                   for the six months ended
                                   June 30, 2007 and 2006                                           5


                                   Notes to Unaudited Consolidated Financial Statements           6-12


         Item 2.                   Management's Discussion and Analysis or
                                   Plan of Operations                                             12-14


         Item 3.                   Controls and Procedures                                         15

Part II - Other Information:

         Item 1.                   Legal Proceedings                                               16


         Item 2.                   Unregistered Sales of Equity Securities and Use of
                                    Proceeds                                                       16

         Item 3.                   Defaults Upon Senior Securities                                 16

         Item 4.                   Submission of Matters to a Vote of Securityholders              16

         Item 5.                   Other Information                                               16

         Item 6.                   Exhibits                                                        16

                                   Signatures                                                      17



                          NEOSTEM, INC. AND SUBSIDIARY


                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


 ASSETS

                                                                                  June 30,              December 31,
                                                                                     2007                   2006
                                                                                ------------            ------------
     Current assets:
      Cash and cash equivalents                                                      $  85,382               $   436,659
      Accounts receivable                                                               46,252                     9,050
      Prepaid expenses and other current assets                                        182,074                    82,451
                                                                             ------------------        ------------------

             Total current assets                                                      313,708                   528,160

     Property and equipment, net                                                        95,395                    96,145
     Goodwill                                                                          558,169                   558,169
     Other assets                                                                        8,750                    12,500
                                                                             ------------------        ------------------

                                                                                    $  976,022              $  1,194,974
                                                                             ==================        ==================

 LIABILITIES AND STOCKHOLDERS' EQUITY


    Current liabilities:
      Accounts payable                                                            $  479,907                  $  372,348
      Accrued liabilities                                                            129,453                     241,388
      Note payable, due related party - current portion                               86,939                     125,000
      Notes payable                                                                   59,685                       1,313
      Unearned revenues                                                                6,902                       2,420
      Convertible debentures                                                               -                      75,000
      Capitalized lease obligations - current portion                                 23,004                      20,829
                                                                            -----------------          ------------------
            Total current liabilities                                                785,890                     838,298

    Note payable, due related party - long-term portion                                    -                      24,439

    Capitalized lease obligations                                                     26,312                      40,132
                                                                            -----------------          ------------------

    Total Liabilities                                                                812,202                     902,869
                                                                            -----------------          ------------------

    Stockholders' Equity:
      Preferred stock;  authorized, 5,000,000 shares
        Series B convertible redeemable preferred stock,
        liquidation value 10 shares of common stock per
        share; $0.01 par value; authorized, 825,000 shares;
         issued and outstanding, 10,000 shares                                           100                         100

      Common stock, $.001 par value; authorized,
        500,000,000 shares; issued and outstanding,
         2,683,258 shares at June 30, 2007 and
         2,078,121 shares at December 31, 2006                                         2,683                       2,078
      Additional paid-in capital                                                  24,625,512                  20,968,358
      Unearned compensation                                                        (383,114)                   (371,666)
      Accumulated deficit                                                       (24,081,361)                (20,306,765)
                                                                            -----------------          ------------------

             Total stockholders' equity                                              163,820                     292,105
                                                                            -----------------          ------------------

                                                                                   $ 976,022                $  1,194,974
                                                                            =================          ==================



           See accompanying notes to consolidated financial statements

                          NEOSTEM, INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                           Three Months Ended June 30,                Six Months Ended June 30,
                                     -------------------------------------     ---------------------------------------
                                              2007                 2006                2007                2006
                                     ---------------      ----------------     ----------------     ------------------
Earned revenues                           $    6,017            $   6,262           $   61,912           $     12,524
Direct costs                                 (2,350)              (4,467)              (3,603)                (8,934)
                                     ----------------     ----------------     ----------------     ------------------

Gross profit                                   3,667                1,795               58,309                  3,590

Selling, general and
  administrative                           1,960,393            1,039,409            3,835,746              1,978,234
                                     ----------------     ----------------     ----------------     ------------------
Operating loss                           (1,956,726)          (1,037,614)          (3,777,437)            (1,974,644)

Other income (expense):

 Interest income                               2,874                2,005               15,224                  2,544
 Interest expense                            (4,409)            (209,473)             (12,383)              (402,492)
 Interest  expense  - Series A
  mandatorily  redeemable
  convertible preferred stock                      -                    -                    -                (9,934)

                                     ----------------     ----------------     ----------------     ------------------

Net loss                              $  (1,958,261)        $ (1,245,082)        $ (3,774,596)         $  (2,384,526)
                                     ================     ================     ================     ==================


Net loss per common share                    ($0.74)              ($1.20)              ($1.47)                ($2.59)
                                     ================     ================     ================     ==================

Weighted average
  common shares outstanding                2,657,053            1,038,029            2,564,806                920,637
                                     ================     ================     ================     ==================


           See accompanying notes to consolidated financial statements

                          NEOSTEM, INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           For the Six Months Ended June 30,
                                                                                           ---------------------------------

                                                                                                 2007                2006
                                                                                                 ----                ----
Cash flows from operating activities:
Net loss                                                                                      $(3,774,596)      $(2,384,526)
Adjustments to reconcile net loss to net cash used in operating activities:

Common shares issued and stock  options granted for services rendered and
  interest expense                                                                               1,326,253           675,473
Depreciation                                                                                        19,943            12,041
Amortization of debt discount                                                                            -           136,696
Series A mandatorily redeemable convertible preferred stock dividends                                    -             9,934
Deferred acquisition costs                                                                           1,253             8,934

Changes in operating assets and liabilities:
Prepaid expenses and other current assets                                                         (97,125)         (103,591)
Accounts receivable                                                                               (37,202)                 -
Unearned revenues                                                                                    4,482          (12,524)
Accounts payable, accrued expenses, and other current liabilities                                 (66,873)         (126,063)
                                                                                           ----------------    --------------

           Net cash used in operating activities                                               (2,623,865)       (1,783,626)
                                                                                           ----------------    --------------

Cash flows from investing activities:
Acquisition property and equipment                                                                (19,194)                 -
                                                                                           ----------------    --------------
Net cash used in investing activities                                                             (19,194)                 -
                                                                                           ----------------    --------------

Cash flows from financing activities:
Net proceeds from issuance of common stock                                                       2,320,055         1,928,100
Proceeds from advances on notes payable                                                            138,232           180,396
Payments of capitalized lease obligations                                                         (11,645)           (9,631)
Proceeds from sale of convertible debentures                                                             -           250,000
Repayments of notes payable                                                                      (154,860)         (141,861)
                                                                                           ----------------    --------------
Net cash provided by financing activities                                                        2,291,782         2,207,004
                                                                                           ----------------    --------------

Net increase/(decrease) in cash and cash equivalents                                              (351,277)          423,378

Cash and cash equivalents at beginning of period                                                   436,659           488,872
                                                                                           ----------------    --------------

Cash and cash equivalents at end of period                                                       $  85,382        $  912,250
                                                                                           ================      ===========


                                                                                                 Six Months Ended June 30,
                                                                                                 -------------------------
                                                                                                 2007                 2006
          Supplemental Disclosure of Cash Flow Information:                                      ----                 ----


           Cash paid during the period for:
              Interest                                                                        $  12,383         $   38,698

          Supplemental Schedule of Non-cash Financing Activities:
              Issuance of common stock for purchase of NS California                                  -            200,000
              Net accrual of dividends on Series A preferred stock                                    -              9,934
              Issuance of common stock for capital commitment                                   165,000                  -
              Issuance of restricted common stock for services                                  233,952                  -
              Issuance of common stock for services rendered                                     95,704            301,483
              Issuance of common stock for compensation                                          55,410                  -
              Issuance of warrants for services                                                 202,292                  -
              Compensatory element of stock options                                             573,895            298,516


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

On August 29, 2006, our stockholders approved an amendment to our Certificate of Incorporation to effect a reverse stock split of our Common Stock at a ratio of one-for-ten shares and to change our name from Phase III Medical, Inc. to NeoStem, Inc. On June 14, 2007, our stockholders approved an amendment to our certificate of incorporation to effect a reverse split of our Common Stock at a ratio of one-for-ten shares in the event it was deemed necessary by our Board of Directors to list our Common Stock on a stock exchange. On July 9, 2007, our Board of Directors approved this reverse stock split and on August 9, 2007 the Company's Common Stock commenced trading on The American Stock Exchange under the symbol "NBS". All numbers in this report have been adjusted to reflect the reverse stock splits which were effective as of August 31, 2006 and August 9, 2007.


Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2007 and December 31, 2006, the results of operations for the three and six months ended June 30, 2007 and 2006 and the cash flows for the six months ended June 30, 2007 and 2006. The results of operations for the three and months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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


Note 3 - Acquisition of NS California
-------------------------------------
On January 19, 2006, the Company consummated the acquisition of the assets of NS California, Inc. ("NS California") relating to NS California 's business of collecting and storing adult stem cells, issuing 40,000 shares of the Company's common stock with a value of $200,000. In addition, the Company assumed certain liabilities of NS California's which totaled $476,972. The underlying physical assets acquired from NS California were valued at $109,123 resulting in the recognition of goodwill in the amount of $558,169. Upon completion of the acquisition the operations of NS California were assumed by the Company and have been reflected in the Consolidated Statement of Operations since January 19, 2006. Effective with the acquisition, the business of NS California became the principal business of the Company.


Note 4 - Notes Payable
----------------------

On December 30, 2005, the Company sold $250,000 of convertible nine month Promissory Notes which bear 9% simple interest with net proceeds to the Company of $220,000. These convertible notes were sold in connection with a subscription agreement between the Company and certain investors and the placement agent was WestPark Capital, Inc. ("WestPark"). (The convertible notes and warrants sold in December, 2005 and January, 2006 in the transaction in which WestPark Capital, Inc. acted as the placement agent is sometimes referred to herein as the "WestPark Private Placement") The Company recorded a debt discount associated with the conversion feature in the amount of $83,333, which was charged to interest expense during the year ended December 31, 2006. The debt discount recorded of $83,333 did not change the amount of cash required to payoff the principal value of these Promissory Notes, at any time during the term, which was $250,000. As part of the WestPark Private Placement, these Promissory Notes had 4,167 detachable warrants for each $25,000 of debt, which entitle the holder to purchase one share of the Company's Common Stock at a price of $12.00 per share. The warrants are exercisable for a period of three years from the date of the Promissory Note. The Promissory Notes convert to the Company's Common Stock at $6.00 per share. The Promissory Notes are convertible at anytime into shares of Common Stock at the option of the Company subsequent to the shares underlying the Promissory Notes and the shares underlying the warrants registration if the closing price of the Common Stock has been at least $18.00 for a period of at least 10 consecutive days prior to the date on which notice of conversion is sent by the Company to the holders of the Promissory Notes. Pursuant to the terms of the WestPark Private Placement, the Company agreed to file with the SEC and have effective by July 31, 2006, a registration statement registering the resale by the investors in the WestPark Private Placement of the shares of Common Stock underlying the convertible notes and the warrants sold in the WestPark Private Placement. This registration statement was not made effective by July 31, 2006 and certain additional rights have accrued to the Convertible Promissory Noteholders (see below for a detailed description of these additional rights). In 2005, the Company recorded an expense of $2,573 associated with the warrants as their fair value using the Black Scholes method.

In January 2006, the Company sold an additional $250,000 of convertible nine month Promissory Notes which bear 9% simple interest with net proceeds to the Company of $223,880 as part of the WestPark Private Placement. The Company recorded a debt discount associated with the conversion feature in the amount of $129,167. For the year ended December 31, 2006, the Company charged $127,932 of the debt discount to interest expense. The debt discount recorded of $129,167 does not change the amount of cash required to payoff the principal value of these Promissory Notes, at any time during the term, which was $250,000. These Promissory Notes also had 4,167 detachable warrants for each $25,000 of debt, which entitle the holder to purchase one share of the Company's Common Stock at a price of $12.00 per share. The warrants are exercisable for a period of three years from the date of the Promissory Note. The Promissory Notes convert to the Company's Common Stock at $6.00 per share. The Promissory Notes are convertible at anytime into shares of Common Stock at the option of the Company subsequent to the shares underlying the Promissory Notes and the shares underlying the warrants registration if the closing price of the Common Stock has been at least

$18.00 for a period of at least 10 consecutive days prior to the date on which notice of conversion is sent by the Company to the holders of the Promissory Notes. Pursuant to the terms of the WestPark Private Placement, the Company agreed to file with the SEC and have effective by July 31, 2006, a registration statement registering the resale by the investors in the WestPark Private Placement of the shares of Common Stock underlying the convertible notes and the warrants sold in the WestPark Private Placement. This registration statement was not made effective by July 31, 2006 and as a result certain additional rights accrued to the Convertible Promissory Noteholders (see below for a detailed description of these additional rights). For the year ended December 31, 2006, the Company recorded as interest expense $263,612 associated with the warrants as their fair value using the Black Scholes method.

As mentioned previously, pursuant to the terms of the WestPark Private Placement, the Company agreed to file with the SEC and have effective by July 31, 2006, a registration statement registering the resale by the investors in the WestPark Private Placement of the shares of Common Stock underlying the convertible promissory notes and the warrants sold in the WestPark Private Placement. In the event the Company did not do so, (i) the conversion price of the convertible promissory notes was reduced by 5% each month, subject to a floor of $4.00; (ii) the exercise price of the warrants was reduced by 5% each month, subject to a floor of $10.00 and (iii) the warrants could be exercised pursuant to a cashless exercise provision. The Company did not have the registration statement effective by July 31, 2006 and requested that the investors in the WestPark Private Placement extend the date by which the registration statement is required to be effective until February 28, 2007. In August, 2006 the Company filed with the SEC a registration statement registering the resale by the investors of the WestPark Private Placement of the shares of Common Stock underlying the convertible promissory notes and the warrants sold in the WestPark Private Placement which was made effective in November, 2006.

In an effort to improve the financial position of the Company, in July 2006, noteholders were offered the option of (A) extending the term of the convertible note for an additional four months from the maturity date in consideration for which (i) the Company shall issue to the investor for each $25,000 in principal amount of the convertible note 568 shares of unregistered Common Stock; and (ii) the exercise price per warrant shall be reduced from $12.00 to $8.00, or (B) converting the convertible note into shares of the Company's Common Stock in consideration for which (i) the conversion price per conversion share shall be reduced to $4.40; (ii) the Company shall issue to the investor for each $25,000 in principal amount of the Note, 1,136 shares of Common Stock; (iii) the exercise price per warrant shall be reduced from $12.00 to $8.00; and (iv) a new warrant shall be issued substantially on the same terms as the original Warrant to purchase an additional 4,167 shares of Common Stock for each $25,000 in principal amount of the convertible note at an exercise price of $8.00 per share. Pursuant to this, the investor was also asked to waive any and all penalties and liquidated damages accumulated as of the date of the agreement. This offer was terminated on August 31, 2006. By August 31, 2006 investors owning $237,500 of the $500,000 of convertible promissory notes had agreed to convert the convertible note into shares of the Company's Common Stock for consideration described above and investors holding $162,500 of the $500,000 of convertible promissory notes had agreed to extend the term of the convertible note for an additional four months from the maturity date for consideration described above.

In September 2006, a new offer was extended to the remaining noteholders to convert the convertible note into shares of the Company's Common Stock in consideration for which (i) the conversion price per conversion share shall be reduced to $4.40; (ii) the exercise price per warrant shall be reduced from $12.00 to $8.00 and (iii) a new warrant shall be issued substantially on the same terms as the original Warrant to purchase an additional 4,167 shares of Common Stock for each $25,000 in principal amount of the convertible note at an exercise price of $8.00 per share. Pursuant to this, the investor was also asked to waive any and all penalties and liquidated damages accumulated as of the date of the agreement.

By December 31, 2006, investors owning $425,000 convertible promissory notes agreed to convert the convertible note into shares of the Company's Common Stock for consideration described above. The Company issued 107,386 shares of Common Stock with a fair value of $692,896. In addition, the Company issued 60,417 warrants with a fair value of $472,741 for noteholders that agreed to an early conversion of their convertible promissory notes. The Company also issued 3,693 shares of Common Stock as consideration for extending the term of the convertible notes, totaling $162,500, for an additional four months with a fair value of $21,023. The fair value of this Common Stock has been accounted for as interest expense. Amounts in excess of the face value of the convertible promissory notes and the fair value of the warrants issued as the result of early conversion have been accounted for as interest expense. The balance, $75,000, of convertible promissory notes was paid off in January, 2007.

In connection with the NS California acquisition, the Company assumed a 6% note due to Tom Hirose, a former officer of NS California in the amount of $15,812. As of June 30, 2007, $1,313 remains unpaid. Final payment will be made in 2007.

The Company has financed certain insurance polices and has notes payable at June 30, 2007 in the amount of $58,372 related to these policies. These notes require monthly payments and mature in less than one year.

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

On March 17, 2006, the stockholders of the Company voted to approve an amendment to the Certificate of Incorporation which permitted the Company to issue in exchange for all 681,171 shares of Series A Preferred Stock outstanding and its obligation to pay $538,498 (or $.79 per share) in accrued dividends thereon, a total of 544,937 shares of Common Stock (eight tenths (.8) shares of Common Stock per share of Series A Preferred Stock). Pursuant thereto, all outstanding shares of Series A Preferred Stock were cancelled and converted into Common Stock. Therefore at June 30, 2007 and December 31, 2006 and there were no shares of Series A Preferred Stock outstanding.


Note 6 - Stockholders' Equity
-----------------------------
Common Stock:

In January 2007, the Company issued 12,000 shares of Common Stock to its intellectual property acquisition consultant, vesting as to 1,000 shares per month commencing January 2007.

In January 2007, the Company issued an aggregate of 9,000 shares of Common Stock, pursuant to the Company's Equity Participation Plan, to Wayne Marasco pursuant to Dr. Marasco's agreements to serve as Chairman of the Company's Scientific Advisory Board and consultant to the Company.

In February 2007, the term of the Company's financial advisory agreement with Duncan Capital Group LLC was extended through December 2007, and the Company issued to Duncan 15,000 shares of Common Stock as an advisory fee payment vesting monthly through December 2007. The vesting of these shares was accelerated in July, 2007 such that they are fully vested and the advisory agreement was canceled in August, 2007.

In January and February 2007, the Company raised an aggregate of $2,500,000 through the private placement of 250,000 units at a price of $10.00 per unit (the "January 2007 private placement"). Each unit was comprised of two shares of the Company's Common Stock, one redeemable seven-year warrant to purchase one share of Common Stock at a purchase price of $8.00 per share and one non-redeemable seven-year warrant to purchase one share of Common Stock at a purchase price of $8.00 per share. The Company issued an aggregate of 500,000 shares of Common Stock, and warrants to purchase up to an aggregate of 500,000 shares of Common Stock at an exercise price of $8.00 per share. Emerging Growth Equities, Ltd ("EGE"), the placement agent for the January 2007 private placement, received a cash fee equal to $171,275 and was entitled to expense reimbursement not to exceed $50,000. The Company also issued to EGE redeemable seven year warrants to purchase 34,255 shares of Common Stock at a purchase price of $5.00 per share, redeemable seven-year warrants to purchase 17,127 shares of Common Stock at a purchase price of $8.00 per share and non-redeemable seven-year warrants to purchase 17,127 shares of Common Stock at a purchase price of $8.00 per share. The net proceeds of this offering were approximately $2,317,500.

In February 2007, the Company issued 30,000 shares of its Common Stock, resulting in a charge to operations of $165,000, to a financial advisor in connection with a commitment for the placement of up to $3,000,000 of the Company's preferred stock.

In April, 2007, the Company issued 3,688 shares of its Common Stock, resulting in a charge to operations of $22,500, to Rubenstein Public Relations, Inc., in connection with public relations services rendered to the Company.

In May, 2007, the Company issued 1,000 shares of its Common Stock, resulting in a charge to operations of $4,500, to Raymond Markman, in connection with investor relations services rendered to the Company.

In May, 2007, the Company issued 15,000 shares of its Common Stock, resulting in a charge to operations of $67,500, to Consulting for Strategic Growth, Inc., in connection with investor relations services rendered to the Company.

In May and June, 2007, the Company issued an aggregate of 2,151 shares of its Common Stock, to Duncan Capital Group LLC resulting in charges to operations totaling $9,891, as partial payment for rent expense.

In June, 2007, the Company issued 12,000 shares of its Common Stock, with a value of $50,400, to Sokol, Behot & Fiorenzo, a law firm, in connection with services rendered to the Company, of which 6,000 shares vested by June, 2007 and 1,000 shares vest monthly through December, 2007.

In June, 2007, the Company issued 3,000 shares of its Common Stock, resulting in a charge to operations of $1,410, to a consultant for certain management services rendered to the Company.

Warrants:
The Company has issued common stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company. A total of 1,354,652 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of June 30, 2007 at prices ranging from $4.70 to $12.00 and expiring through June, 2014.

In connection with the January 2007 private placement the Company issued warrants to purchase up to an aggregate of 500,000 shares of Common Stock at an exercise price of $8.00 per share. The Company also issued to EGE redeemable seven year warrants to purchase 34,255 shares of Common Stock at a purchase price of $5.00 per share, redeemable seven-year warrants to purchase 17,127 shares of Common Stock at a purchase price of $8.00 per share and non-redeemable seven-year warrants to purchase 17,127 shares of Common Stock at a purchase price of $8.00 per share.


In March 2007, the Company engaged Trilogy Capital Partners, Inc. ("Trilogy") as a marketing and investor relations consultant. Pursuant to this agreement, the Company issued to Trilogy warrants to purchase 150,000 shares of its Common Stock at a purchase price of $4.70 per share. Such warrants vest over a 12 month period at a rate of 12,500 per month, subject to acceleration in certain circumstances, and are exercisable until April 30, 2010. During the three and six months ended June 30, 2007 the Company recognized $106,725 and $142,300, respectively, as consulting expense related to the vesting of these warrants.

In May 2007, the Company engaged Consulting for Strategic Growth, Inc. ("CFSG") as an investor relations consultant. Pursuant to this agreement, the Company issued to CSFG warrants to purchase 10,000 shares of its Common Stock at a purchase price of $4.90 per share. Such warrants vested on issuance and during the three months ended June 30, 2007 the Company recognized $37,480 as consulting expense related to these warrants.

In June 2007, the Company engaged Blausen Lisi, Inc. ("Blausen") to create marketing materials for our sales and marketing staff. Pursuant to this agreement, the Company issued to Blausen warrants to purchase 4,000 shares of its Common Stock at a purchase price of $6.50 per share. Such warrants vested on issuance and during the three months ended June 30, 2007 the Company recognized $22,512 as marketing expense related to these warrants.

At June 30, 2007 the outstanding warrants by range of exercise prices are as follows:


                         Number         Weighted Average              Number
                      Outstanding          Remaining               Exercisable
 Exercise Price      June 30, 2007     Contractual Life (years)   June 30, 2007
 --------------      -------------     ------------------------   -------------
$4.70 to $7.60           234,011              4.00                    121,511
$7.60 to $10.50        1,088,651              4.94                  1,088,651
$10.50 to $12.00          31,992              1.52                     31,992
                     ------------                                  -----------
                       1,354,654                                    1,242,154
                       =========                                    =========

Options:

The Company's Equity Participation Plan (the "Plan") permits the grant of share options and shares to its employees, Directors, consultants and advisors for up to 25,000,000 shares of common stock as stock compensation. Stock options under the Equity Participation Plan are generally granted at the fair market value of the common stock at the grant date. Employee stock options vest ratably over a period determined at the time of grant and generally expire 10 years from the grant date.

The Company's results for the six month periods ended June 30, 2007 and 2006 include share-based compensation expense totaling $573,895 and $383,078, respectively. Such amounts have been included in the consolidated statements of operations within general and administrative expenses.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award.

The range of assumptions made in calculating the fair values of options are as follows:

                         Three Months Ended June 30,   Six Months Ended June 30,
                          ---------------------------  -------------------------
                             2007        2006            2007             2006
                             ----        ----            ----             ----
Expected term (in years)      10          10               10              10

Expected volatility          133%        133%          133% to 152%       199%

Expected dividend yield        0%          0%              0%               0%

Risk-free interest rate     4.95%       4.95%         4.51% to 4.95%     4.50%



     Stock option activity under the 2003 Equity Participation Plan is as follows:



                                                             Weighted     Weighted Average    Aggregate
                             Number of  Range of Exercise     Average         Remaining       Intrinsic
                             Shares(1)       Price         Exercise Price  Contractual Term     Value
                             ---------  -----------------  -------------- -----------------  -----------
Balance at December 31, 2006  444,600     $3.00 - $25.00      $  7.28
  Granted                     137,000     $2.70 - $8.00       $  5.09
  Exercised                    --               --                 --
  Expired                      --               --                 --
  Cancelled                    --               --                 --
                              --------    ---------------
Balance at June 30, 2007      581,600     $2.70 - $25.00      $  6.77        6.95              $64,930
                              ========    ================

Vested and Exercisable at
June 30, 2007                 308,600                         $  6.97        5.15              $15,680


(1) -- All options are exercisable for a period of ten years.



                            Number         Weighted Average           Number
                          Outstanding          Remaining            Exercisable
Exercise Price           June 30, 2007   Contractual Life (years)  June 30, 2007
--------------           -------------   ------------------------  -------------
 $2.70 to $ 5.80            264,100               8.65                  133,600
 $5.80 to $ 8.80            220,650               9.05                  124,650
 $8.80 to $11.90             67,750               8.61                   33,250
$11.90 to $14.90              3,000               6.68                    3,000
$14.90 to $25.00             26,100               7.63                   14,100
                    ---------------                                 ------------
                            581,600               6.95                  308,600
                    ===============                                 ============

Options are usually granted at an exercise price at least equal to the fair value of the common stock at the grant date and may be granted to employees, directors, consultants and advisors of the Company.

As of June 30, 2007, there was approximately $1,445,000 of total unrecognized compensation costs related to unvested stock option awards which are expected to vest over a weighted average life of 1.49 years.

                                                         Weighted
                                                       Average Grant
                                                         Date Fair
                                         Options           Value
                                       ----------     ---------------
Non-Vested at December 31, 2006         211,583           $   6.26
Issued                                  137,000           $   5.08
Canceled                                     --                --
Vested                                  (75,583)          $   6.40
                                       ----------     ---------------
Non-Vested at June 30, 2007             273,000           $   5.98
                                       ==========     ================

The total value of shares vested during the six months ended June 30, 2007 was $573,895.


Note 7 - Segment Information
----------------------------
Until April 30, 2001, the Company operated in two segments; as a reinsuror and as a seller of extended warranty service contracts through the Internet. The reinsurance segment has been discontinued and the Company's remaining revenues are derived from the run-off of its sale of extended warranties and service contracts via the Internet. Additionally, the Company established a new business in the banking of adult autologous stem cells sector. The Company's operations are conducted entirely in the U.S. Although the Company has realized minimal revenue from the banking of adult autologous stem cells, the Company operated in two segments until the "run-off" was completed. As of March 31, 2007 the run off of the sale of extended warranties and service contracts was completed.

Note 8 - Related Party Transactions
-----------------------------------
On January 20, 2006, Mr. Robert Aholt, Jr. tendered his resignation as Chief Operating Officer of the Company. In connection therewith, on March 31, 2006, the Company and Mr. Aholt entered into a Settlement Agreement and General Release (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the Company agreed to pay to Mr. Aholt the aggregate sum of $250,000 (less applicable Federal and California state and local withholdings and payroll deductions), payable, initially over a period of two years in biweekly installments of $4,807.69 commencing on April 7, 2006, except that the first payment was in the amount of $9,615. In July, 2006 this agreement was amended to call for semi-monthly payments of $10,417 for the remaining 21 months. In the event the Company breaches its payment obligations under the Settlement Agreement and such breach remains uncured, the full balance owed shall become due. The Company and Mr. Aholt each provided certain general releases. Mr. Aholt also agreed to continue to be bound by his obligations not to compete with the Company and to maintain the confidentiality of Company proprietary information. At June 30, 2007, $86,939 was due Mr. Aholt pursuant to the terms of the Settlement Agreement.


Note 9 - Subsequent Events
--------------------------

On June 14, 2007, our stockholders approved an amendment to our certificate of incorporation to effect a reverse split of our Common Stock at a ratio of one-for-ten shares in the event it was deemed necessary by our Board of Directors to list our Common Stock on a stock exchange. On July 9, 2007, our Board of Directors approved this reverse stock split.

On August 8, 2007, the Company completed the sale of 1,055,900 units at a price of $5.00 per unit pursuant to a best efforts public offering. A registration statement on Form SB-2A (File No. 333-142923) relating to these units was filed with the Securities and Exchange Commission and declared effective on July 16, 2007. Each unit consists of one share of common stock and one-half of a five year Class A warrant to purchase one-half a share of common stock at a price of $6.00 per share. Thus, 1,000 units consist of 1,000 shares of common stock and warrants to purchase 500 shares of common stock. Net proceeds to the Company are approximately $4.8 million. On August 14, 2007 the Company completed the sale of an additional 214,100 units for additional net proceeds of approximately $974,000.

On August 8, 2007, subject to the closing of the above initial sale and consummation of the reverse split, the American Stock Exchange accepted for listing the Company's common stock, units as described above, and Class A warrants under the symbols "NBS", "NBS.U", and "NBS.WS" respectively. Trading on the American Stock Exchange commencd on August 9, 2007.

Since June 30, 2007 the Company has borrowed an aggregate of $200,000 through the issuance of short term bridge notes to support operations pending the closing of the above described public offering. These bridge notes provide that they mature in six months from the date of issuance of the bridge note, subject to the Company's right to prepay, and bear interest at a rate of 15% per annum. Robin L. Smith MD, Chief Executive Office of the Company accepted a bridge note for $125,000 and Richard Berman, a member of the Board of Directors, accepted a bridge note for $50,000. On August 10, 2007, the Board authorized the repayment in full of the bridge notes and all outstanding bridge notes were repaid in full plus accrued interest.

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


RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2007 Compared To Three and Six Months Ended June 30, 2006

The Company's initial sales strategy is to develop a nationwide network of adult stem cell collection centers and medical providers, enabling health conscious consumers to donate and store their own stem cells with NeoStem for personal use years or decades later in times of critical medical need. Medical providers that are interested in participating in providing this service to patients in their local area are required to pay a start up fee in consideration for exclusivity in that service area. Sales and marketing efforts to create this network started in the fourth quarter of 2006 and continued in the quarter ending June 30, 2007. To that end the Company recognized revenues of $0 and $54,000 from the receipt of start up fees in the three and six months ended June 30, 2007, respectively.

The Company has also recognized revenues from the sale of extended warranties and service contracts of $0 and $1,697 for the three and six months ended June 30, 2007 as compared to $6,262 and $12,524 for the three and six months ended June 30, 2006. These revenues were derived entirely from revenues deferred over the life of extended warranties and service contracts sold in prior periods. As of March 31, 2007 the recognition of revenue from the sale of extended warranties and service contracts was completed.

Selling, general and administration expenses for the three months ended June 30, 2007 increased approximately $921,000 to $1,960,393 as compared to $1,039,409 for the three months ended June 30, 2006. Since the acquisition of NS California in January, 2006 the Company's expenses have been increasing as the Company initiated sales and marketing efforts to promote the collection and banking of adult stems cells. The increase in selling, general and administrative expenses is primarily due to increases in marketing efforts through the hiring of staff, preparation of marketing materials, attending key marketing events and retaining the services of specialized marketing consulting firms. To that end payroll and related expenses increased $150,823, travel and entertainment expenses increased $80,345, marketing expenses increased $201,253, investor relations and public relations activities increased $156,504, consulting fees increased $137,808, and the compensatory value of common stock options granted and common stock issued for compensation increased by $49,460. The Company's application for licensure for stem cell processing in New York, which was approved in April, 2007, resulted in additional expenses of $30,820. Increases in expenses such as legal expense, accounting fees, stock transfer fees, rent, and director fees (in the form of restricted stock grants), investment banking fees, and laboratory operations which resulted in a net increase in operating expenses of $117,720.

Selling, general and administration expenses increased for the six months ended June 30, 2007 approximately $1,857,500 to $3,835,746 as compared to $1,978,234 for the six months ended June 30, 2006. Since the acquisition of NS California in January, 2006 the Company's expenses have been increasing as the Company initiated sales and marketing efforts to promote the collection and banking of adult stems cells. The increase in selling, general and administrative expenses is primarily due to increases in marketing efforts through the hiring of staff, preparation of marketing materials, attending key marketing events and retaining the services of specialized marketing consulting firms. To that end payroll and related expenses increased $325,598, marketing expenses increased $312,483, travel and entertainment expenses increased $171,506, consulting fees increased $264,070, investor relations and public relations activities increased $268,200 and the compensatory value of common stock options granted and common stock issued for compensation increased by $329,319. The Company issued 300,000 shares of its Common Stock, resulting in a charge to operating expenses of $165,000, to a financial advisor in connection with a commitment for the placement of up to $3,000,000 of the Company's preferred stock. The Company applied for licensure for stem cell processing in New York which resulted in additional expenses of $54,650. Increases in expenses such as legal expense, accounting fees, investor relations, stock transfer fees, rent, and director fees (in the form of restricted stock grants) were offset by decreases in settlement expenses with the Company's former Chief Operating Officer, investment banking fees, and laboratory operations which resulted in a net decrease in operating expenses of $27,827.


Interest expense decreased by approximately $205,100 for the three months ended June 30, 2007 in comparison to the three months ended June 30, 2006. This decrease is due, primarily, to the conversion or payoff of the WestPark convertible debt issued in December 2005 and January 2006 which resulted in a $198,093 reduction in interest expense..

Interest expense decreased by approximately $390,100 for the six months ended June 30, 2007 in comparison to the six months ended June 30, 2006. This decrease is due, primarily, to the conversion or payoff of the WestPark convertible debt issued in December 2005 and January 2006 which resulted in a $383,602 reduction in interest expense. This decrease was offset by a small increase in interest related to financing insurance policies. The conversion of Series A mandatorily redeemable convertible preferred stock to common stock eliminated the obligation to accrue dividends in 2006 and therefore no interest expense related to this dividend obligation was incurred in the three or six months ending June 30, 2007.



For the reasons cited above the net loss for the three months ended June 30, 2007 increased to $2,010,773 from $1,245,082 for the three months ended June 30, 2006 and the net loss for the six months ended June 30, 2007 increased to $3,827,108 from $2,384,256 for the three months ended June 30, 2006.


LIQUIDITY AND CAPITAL RESOURCES

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period indicated:

                                                Six Months Ended
                                                ----------------
                                  June 30, 2007               June 30, 2006
                                  -------------               -------------
   Cash used in
     Operating Activities         $ (2,623,866)               $ (1,783,626)

   Cash used in
     Investing Activities          $   (19,194)                    $      -

   Cash provided by
     Financing Activities          $  2,291,782                $  2,204,004

The Company incurred a net loss of $3,774,596 for the six months ended June 30, 2007. Such loss adjusted for non-cash charges consisting of common stock, options and warrants issued for services totaling $1,326,253 and amortization and depreciation of $19,943 resulted in cash used in operations totaling
$2,623,866 for the six months ended June 30, 2007. This use of cash included additions to prepaid expenses and other current assets of $97,125, accounts receivable of $37,202 and reductions in accounts payable, accrued expenses and other current liabilities of $66,873.

To meet its cash requirements for the six months ended June 30, 2007, the Company relied primarily on the sale of shares of Common Stock resulting in net proceeds of $2,320,055. In addition, the Company incurred new debt totaling $138,232 to finance certain insurance policies for the company offset by debt repayments totaling $154,860 to pay off WestPark Convertible debt of $75,000 and payments of $79,860 for new debt incurred to finance insurance policies.

Since June 30, 2007 the Company has borrowed an aggregate of $200,000 through the issuance of short term bridge notes to support operations pending the closing of the above described public offering. These bridge notes provide that they mature in six months from the date of issuance of the bridge note, subject to the Company's right to prepay, and bear interest at a rate of 15% per annum. Robin L. Smith MD, Chief Executive Office of the Company accepted a bridge note for $125,000 and Richard Berman, a member of the Board of Directors, accepted a bridge note for $50,000. On August 10, 2007, the Board authorized the repayment in full of the bridge notes and all outstanding bridge notes were repaid in full plus accrued interest.

On August 8, 2007, the Company completed the sale of 1,055,900 units at a price of $5.00 per unit pursuant to a best efforts public offering. A registration statement on Form SB-2A (File No. 333-142923) relating to these units was filed with the Securities and Exchange Commission and declared effective on July 16, 2007. Each unit consists of one share of common stock and one-half of a five year Class A warrant to purchase one-half a share of common stock at a price of $6.00 per share. Thus, 1,000 units consist of 1,000 shares of common stock and warrants to purchase 500 shares of common stock. Net proceeds to the Company are approximately $4.8 million. On August 14, 2007 the Company completed the sale of an additional 214,100 units for additional net proceeds of approximately $974,000.

INFLATION

The Company does not believe that its operations have been materially influenced by inflation for the six months ended June 30, 2007, a situation which is expected to continue for the foreseeable future.

ITEM 3 CONTROLS AND PROCEDURES

     (a) Our chief executive officer and chief financial officer have concluded, based on their evaluation of the effectiveness of our "disclosure controls and procedures" as of the end of the period covered by this quarterly report on Form 10-QSB (as defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934) were effective as of such date to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive, as appropriate, to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and the breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

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

                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April, 2007, the Company issued 3,688 shares of its Common Stock, resulting in a charge to operations of $22,500, to Rubenstein Public Relations, Inc., in connection with a public relations campaign undertaken on behalf of the Company.

In May, 2007, the Company issued 1,000 shares of its Common Stock, resulting in a charge to operations of $4,500, to Raymond Markman., in connection with investor relations services rendered to the Company.

In May, 2007, the Company issued 15,000 shares of its Common Stock, resulting in a charge to operations of $67,500, to Consulting for Strategic Growth, Inc., in connection with investor relations services rendered to the Company.

In May and June, 2007, the Company issued an aggregate of 2,151 shares of its Common Stock, to Duncan Capital Group LLC resulting in charges to operations totaling $9,891, as partial payment for rent expense.

In June, 2007, the Company issued 12,000 shares of its Common Stock, with a value of $50,400, to Sokol, Behot & Fiorenzo, a law firm, in connection with services rendered to the Company, of which 6,000 shares were vested by in June, 2007 and 1,000 shares vest monthly through December, 2007.

In May 2007, the Company engaged Consulting for Strategic Growth, Inc. ("CFSG") as a investor relations consultant to provide, among other things, database maintenance and due diligence advice. Pursuant to this agreement, the Company issued to CFSG warrants to purchase 10,000 shares of its Common Stock at a purchase price of $4.90 per share. Such warrants vested on issuance and during the three months ended June 30, 2007 the Company recognized $37,480 as consulting expense related to these warrants.

In June 2007, the Company engaged Blausen Lisi, Inc. ("Blausen") to create marketing materials for our sales and marketing staff. Pursuant to this agreement, the Company issued to Blausen warrants to purchase 4,000 shares of its Common Stock at a purchase price of $6.50 per share. Such warrants vested on issuance and during the three months ended June 30, 2007 the Company recognized $22,512 as marketing expense related to these warrants.

In July, 2007 the Company issued 909 shares of its Common Stock, to Duncan Capital Group LLC resulting in charges to operations totaling $5,000, as partial payment for rent expense.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) An annual meeting of stockholders was held on June 14, 2007.

(b) The Directors elected at the annual meeting were Robin L. Smith, Mark Weinreb, Joseph Zuckerman, Richard Berman and Steven S. Myers. Such persons are all of the Directors of the Company whose term of office continued after the annual meeting.

(c) The matters voted upon at the annual meeting and the results of the voting, including broker non-votes where applicable, are set forth below:

     (i) Election of Directors

                Name                      In Favor                  Witheld
                ----                      --------                  -------
                Robin L. Smith            1,649,833                  11,974
                Mark Weinreb              1,647,426                  14,381
                Joseph Zuckerman          1,649,901                  11,906
                Richard Berman            1,649,778                  12,029
                Steven S. Myers           1,649,905                  11,902

     (ii) The stockholders approved an amendment to the Amended and Restated Certificate of Incorporation effecting a reverse stock split of the Company's Common Stock at a ratio within the range of 3:1 to 10:1 in the event it is deemed necessary by the Board of Directors in order to be accepted onto a securities exchange. The stockholders voted 1,618,309 in favor and 31,330 against. 12,168 shares abstained from voting.

     (iii) The stockholders ratified the appointment by the Board of Holtz Rubenstein Reminick LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 2007. The stockholders voted 1,639,366 shares in favor and 9,039 shares against. 13,402 shares abstained from voting.

ITEM 5. OTHER INFORMATION

RISK FACTORS
Our business was not contemplated by many existing laws or regulations.

The service that we provide is unique. It is not medical treatment, although it involves medial procedures and it is not research, although research participation is part of our business plan. Our business was not contemplated by many of the regulations in the field in which we operate and as a result there is often considerable uncertainty when we are analyzing the applicability of regulatory requirements. We have devoted significant resources to ensuring compliance with those laws that we believe to be applicable and when applicability of a law is in doubt, we have opted to comply in order to minimize risk. It is possible, however, that regulators may disagree with some of our interpretations of the law prompting additional compliance requirements or even enforcement actions. Such enforcement actions may have a material adverse effect on our operations or may require re-structuring of our operations or impair our ability to operate profitably.

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


                           NEOSTEM, INC. (Registrant)



                                    By:  /s/    Robin Smith, MD
                                         ----------------------
                                         Robin Smith MD, Chief Executive Officer

                                    Date: August 14, 2007