Form 10QSB
period 2007-09-30
NeoStem, Inc.
filed 2007-11-14
CIK 320017

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No _X_

   4,719,522 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF November 13, 2007

(State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date)


Transitional Small Business Disclosure Format (check one): Yes __ No _X_

                                    I N D E X

                                                                        Page No.
                                                                        --------
Part I  - Financial Information:

     Item 1.   Consolidated Financial Statements (Unaudited):

               Consolidated Balance Sheets At September 30, 2007 and
               December 31, 2006                                              3

               Consolidated Statements of Operations For the three and
               nine months ended September 30, 2007 and 2006                  4

               Consolidated Statements of Cash Flows for the nine months
               ended September 30, 2007 and 2006                              5

               Notes to Unaudited Consolidated Financial Statements        6-13

     Item 2.   Management's Discussion and Analysis or Plan of
               Operations                                                 13-16

     Item 3.   Controls and Procedures                                       17

Part II - Other Information:

     Item 1.   Legal Proceedings                                             18

     Item 2.   Unregistered Sales of Equity Securities and Use of
               Proceeds                                                      18

     Item 3.   Defaults Upon Senior Securities                               18

     Item 4.   Submission of Matters to a Vote of Securityholders            18

     Item 5.   Other Information                                             18

     Item 6.   Exhibits                                                      18

               Signatures                                                    19

                          NEOSTEM, INC. AND SUBSIDIARY


                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS

                                                   September 30,   December 31,
                                                       2007            2006
                                                   -------------- --------------
Current assets:
 Cash and cash equivalents                         $   3,648,836  $     436,659
 Accounts receivable                                      45,469          9,050
 Prepaid expenses and other current assets                53,485         82,451
                                                   -------------- --------------

        Total current assets                           3,747,790        528,160

Property and equipment, net                              131,854         96,145
Goodwill                                                 558,169        558,169
Other assets                                               6,875         12,500
                                                   -------------- --------------

                                                   $   4,444,688  $   1,194,974
                                                   ============== ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $     150,756  $     372,348
  Accrued liabilities                                    106,136        241,388
  Note payable, due related party - current
   portion                                                55,690        125,000
  Notes payable                                           19,550          1,313
  Unearned revenues                                        1,131          2,420
  Convertible debentures                                       -         75,000
  Capitalized lease obligations - current portion         24,175         20,829
                                                   -------------- --------------
        Total current liabilities                        357,438        838,298

Note payable, due related party - long-term
 portion                                                       -         24,439

Capitalized lease obligations                             21,558         40,132
                                                   -------------- --------------

Total Liabilities                                        378,996        902,869
                                                   -------------- --------------

Stockholders' Equity:
  Preferred stock; authorized, 5,000,000 shares
    Series B convertible redeemable preferred
    stock, liquidation value 10 shares of common
    stock per share; $0.01 par value; authorized,
    825,000 shares; issued and outstanding, 10,000
    shares                                                   100            100

  Common stock, $.001 par value; authorized,
    500,000,000 shares; issued and outstanding,
    4,302,022 shares at September 30, 2007 and
    2,078,121 shares at December 31, 2006                  4,302          2,078
  Additional paid-in capital                          33,505,968     20,968,358
  Unearned compensation                               (1,035,672)      (371,666)
  Accumulated deficit                                (28,409,006)   (20,306,765)
                                                   -------------- --------------

         Total stockholders' equity                    4,065,692        292,105
                                                   -------------- --------------

                                                   $   4,444,688  $   1,194,974
                                                   ============== ==============


           See accompanying notes to consolidated financial statements

                                        NEOSTEM, INC. AND SUBSIDIARY

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)

                                        Three Months Ended September 30,     Nine Months Ended September 30,
                                        --------------------------------     -------------------------------
                                            2007               2006              2007              2006
                                        -------------      -------------     -------------     -------------
   Earned revenues                      $     12,559       $      6,262      $     74,471      $     18,786

   Direct costs                               (6,775)            (4,467)          (10,378)          (13,401)
                                        -------------      -------------     -------------     -------------

   Gross profit                                5,784              1,795            64,093             5,385

   Selling, general and administrative     4,327,512            999,825         8,163,257         2,978,725
                                        -------------      -------------     -------------     -------------

   Operating loss                         (4,321,728)          (998,030)       (8,099,164)       (2,973,340)

   Other income (expense):

   Interest income                                 -              4,896            15,224             7,440

   Interest expense                           (5,917)          (814,173)          (18,301)       (1,218,122)
   Interest expense - Series A
    mandatorily redeemable convertible
    preferred stock                                -                  -                 -            (9,934)
                                        -------------      -------------     -------------     -------------

   Net loss                             $ (4,327,645)      $ (1,807,307)     $ (8,102,241)     $ (4,193,956)
                                        =============      =============     =============     =============


   Net loss per common share                  ($1.26)            ($1.09)           ($2.84)           ($3.63)
                                        =============      =============     =============     =============


   Weighted average common shares
    outstanding                            3,440,282          1,655,413         2,857,066         1,156,521
                                        =============      =============     =============     =============


           See accompanying notes to consolidated financial statements

                        NEOSTEM, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                 For the Nine Months Ended
                                                        September 30,
                                               ------------------------------

                                                   2007             2006
                                               -------------    -------------
Cash flows from operating activities:

Net loss                                       $ (8,102,241)    $ (4,193,956)

Adjustments to reconcile net loss to net cash used in operating activities:

Common shares issued and stock options granted
 for services rendered and
interest expense                                  3,976,450        1,583,923
Depreciation                                         31,013           18,959
Amortization of debt discount                             -          211,265
Series A mandatorily redeemable convertible
 preferred stock dividends                                -            9,934
Deferred acquisition costs                            1,253           13,401

Changes in operating assets and liabilities:
Prepaid expenses and other current assets            33,338          (62,731)
Accounts receivable                                 (36,419)               -
Unearned revenues                                    (1,289)         (18,786)
Accounts payable, accrued expenses, and other
 current liabilities                               (450,592)        (429,694)
                                               -------------    -------------

           Net cash used in operating
            activities                           (4,548,487)      (2,867,685)
                                               -------------    -------------

Cash flows from investing activities:
Acquisition property and equipment                  (66,723)         (13,073)
                                               -------------    -------------
Net cash used in investing activities               (66,723)         (13,073)
                                               -------------    -------------

Cash flows from financing activities:
Net proceeds from issuance of common stock        7,899,377        3,573,068
Proceeds from advances on notes payable             338,432          180,396
Payments of capitalized lease obligations           (15,228)         (12,221)
Proceeds from sale of convertible debentures              -           87,500
Repayments of notes payable                        (395,194)        (116,373)
                                               -------------    -------------
Net cash provided by financing activities         7,827,387        3,712,370
                                               -------------    -------------

Net increase in cash and cash equivalents         3,212,177          831,612

Cash and cash equivalents at beginning of
 period                                             436,659          488,872
                                               -------------    -------------

Cash and cash equivalents at end of period     $  3,648,836     $  1,320,484
                                               =============    =============


                                                        Nine Months Ended
                                                           September 30,
                                                      -----------------------
                                                         2007         2006
                                                      -----------   ---------

Supplemental  Disclosure of Cash Flow Information:

Cash paid during the period for:
   Interest                                           $    18,301   $ 261,354

Supplemental Schedule of Non-cash Financing
 Activities:
 Issuance of common stock for purchase of NS
  California                                                    -     200,000
 Net accrual of dividends on Series A preferred stock           -       9,934
 Issuance of common stock for capital commitment          165,000           -
 Issuance of restricted common stock for services         464,400           -
 Issuance of restricted common stock for compensation   1,485,525
 Issuance of common stock for services rendered           115,704     128,398
 Issuance of common stock for compensation                 55,410           -
 Issuance of warrants for services                        309,017           -
 Compensatory element of stock options                  2,045,400     412,153

          See accompanying notes to consolidated financial statements.

                          NEOSTEM, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - The Company
--------------------
NeoStem, Inc. ("NeoStem") was incorporated under the laws of the State of Delaware in September 1980 under the name Fidelity Medical Services, Inc.

NeoStem is in the business of operating a commercial autologous (donor and recipient are the same) adult stem cell bank and is pioneering the pre-disease collection, processing and long-term storage of adult stem cells that donors can access for their own present and future medical treatment. On January 19, 2006 we consummated the acquisition of the assets of NS California, Inc., a California corporation ("NS California") relating to NS California's business of collecting and storing adult stem cells. Effective with the acquisition, the business of NS California became our principal business, rather than our historic business of providing capital and business guidance to companies in the healthcare and life science industries. The Company provides adult stem cell collection, processing and banking services with the goal of making stem cell collection and storage widely available, so that the general population will have the opportunity to store their own stem cells for future healthcare needs.

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

On August 29, 2006, our stockholders approved an amendment to our Certificate of Incorporation to effect a reverse stock split of our Common Stock at a ratio of one-for-ten shares and to change our name from Phase III Medical, Inc. to NeoStem, Inc. On June 14, 2007, our stockholders approved an amendment to our certificate of incorporation to effect a reverse split of our Common Stock at a ratio of up to one-for-ten shares in the event it was deemed necessary by our Board of Directors to list our Common Stock on a stock exchange. On July 9, 2007, our Board of Directors approved the reverse stock split at a ratio of one-for -ten shares and on August 9, 2007 the Company's Common Stock commenced trading on The American Stock Exchange under the symbol "NBS". All numbers in this report have been adjusted to reflect the reverse stock splits which were effective as of August 31, 2006 and August 9, 2007.

Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2007 and December 31, 2006, the results of operations for the three and nine months ended September 30, 2007 and 2006 and the cash flows for the nine months ended September 30, 2007 and 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

The December 31, 2006 consolidated balance sheet has been derived from the audited consolidated financial statements at that date included in the Company's Annual Report on Form 10-K, as retroactively adjusted to give effect to the one-for-ten reverse stock split effective August 9, 2007 and filed with the Company's Current Report on Form 8-K dated September 11, 2007. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K and in such Form 8-K.

Revenue Recognition: The Company initiated the collection and banking of autologous adult stem cells in the fourth quarter of 2006. The Company recognizes revenue related to the collection and cryopreservation of autologous adult stem cells when the cryopreservation process is completed which is generally twenty four hours after cells have been collected. Revenue related to advance payments of storage fees are recognized ratably over the period covered by the advance payments. The Company also earns revenue, in the form of start up fees, from physicians seeking to establish autologous adult stem cell collection centers. These fees are in consideration of the Company establishing a service territory for the physician. Start up fees are recognized once the agreement has been signed, the physician practice has been qualified by the Company's accreditation committee and appropriate licensure has been received.

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


Recently Issued Accounting Pronouncements:

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 expands the scope of specific types of assets and liabilities that an entity may carry at fair value on its statement of financial position, and offers an irrevocable option to record the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that SFAS No. 159 will have on its financial statements.


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

Note 4 - Notes Payable
----------------------
On December 30, 2005, the Company sold $250,000 of convertible nine month Promissory Notes which bear 9% simple interest with net proceeds to the Company of $220,000. These convertible notes were sold in connection with a subscription agreement between the Company and certain investors and the placement agent was WestPark Capital, Inc. ("WestPark"). (The convertible notes and warrants sold in December, 2005 and January, 2006 in the transaction in which WestPark Capital, Inc. acted as the placement agent is sometimes referred to herein as the "WestPark Private Placement.") The Company recorded a debt discount associated with the conversion feature in the amount of $83,333, which was charged to interest expense during the year ended December 31, 2006. The debt discount recorded of $83,333 did not change the amount of cash required to payoff the principal value of these Promissory Notes, at any time during the term, which was $250,000. As part of the WestPark Private Placement, these Promissory Notes had 4,167 detachable warrants for each $25,000 of debt, which entitle the holder to purchase one share of the Company's Common Stock at a price of $12.00 per share. The warrants are exercisable for a period of three years from the date of the Promissory Note. The Promissory Notes convert to the Company's Common Stock at $6.00 per share. The Promissory Notes are convertible at anytime into shares of Common Stock at the option of the Company subsequent to the shares underlying the Promissory Notes and the shares underlying the warrants registration if the closing price of the Common Stock has been at least $18.00 for a period of at least 10 consecutive days prior to the date on which notice of conversion is sent by the Company to the holders of the Promissory Notes. Pursuant to the terms of the WestPark Private Placement, the Company agreed to file with the SEC and have effective by July 31, 2006, a registration statement registering the resale by the investors in the WestPark Private Placement of the shares of Common Stock underlying the convertible notes and the warrants sold in the WestPark Private Placement. This registration statement was not made effective by July 31, 2006 and certain additional rights have accrued to the Convertible Promissory Noteholders (see below for a detailed description of these additional rights). In 2005, the Company recorded an expense of $2,573 associated with the warrants as their fair value using the Black Scholes method.

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

By December 31, 2006, investors owning $425,000 convertible promissory notes agreed to convert the convertible note into shares of the Company's Common Stock for consideration described above. The Company issued 107,386 shares of Common Stock with a fair value of $692,896. In addition, the Company issued 70,834 warrants with a fair value of $451,968 for noteholders that agreed to an early conversion of their convertible promissory notes. The Company also issued 3,693 shares of Common Stock as consideration for extending the term of the convertible notes, totaling $162,500, for an additional four months with a fair value of $21,023. The fair value of this Common Stock has been accounted for as interest expense. Amounts in excess of the face value of the convertible promissory notes and the fair value of the warrants issued as the result of early conversion have been accounted for as interest expense. The balance, $75,000, of convertible promissory notes was paid off in January, 2007.

In connection with the NS California acquisition, the Company assumed a 6% note due to Tom Hirose, a former officer of NS California in the amount of $15,812. As of September 30, 2007, $1,313 remains unpaid. Final payment will be made in 2007.

In July and August, 2007 the Company borrowed an aggregate of $200,200 through the issuance of short term bridge notes to support operations pending the closing of the Company's August 2007 public offering described in Note 6. These bridge notes provided that they matured in six months from the date of issuance, subject to the Company's right to prepay, and bore interest at a rate of 15% per annum. Robin L. Smith MD, Chief Executive Officer and Chairman of the Board of the Company was issued a bridge note for $125,000 and Richard Berman, a member of the Board of Directors, was issued a bridge note for $50,000. On August 10, 2007, the Board authorized the repayment in full of the bridge notes and all outstanding bridge notes were repaid in full plus accrued interest.

The Company has financed certain insurance polices and has notes payable at September 30, 2007 in the amount of $19,550 related to these policies. These notes require monthly payments and mature in less than one year.

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

On March 17, 2006, the stockholders of the Company voted to approve an amendment to the Certificate of Incorporation which permitted the Company to issue in exchange for all 681,171 shares of Series A Preferred Stock outstanding and its obligation to pay $538,498 (or $.79 per share) in accrued dividends thereon, a total of 544,937 shares of Common Stock (eight tenths (.8) shares of Common Stock per share of Series A Preferred Stock). Pursuant thereto, all outstanding shares of Series A Preferred Stock were cancelled and converted into Common Stock. Therefore at September 30, 2007 and December 31, 2006 and there were no shares of Series A Preferred Stock outstanding.

Note 6 - Stockholders' Equity
-----------------------------
Common Stock:
In January 2007, the Company issued 12,000 shares of Common Stock to its intellectual property acquisition consultant, vesting as to 1,000 shares per month commencing January 2007.

In January 2007, the Company issued an aggregate of 9,000 shares of Common Stock to a former director and employee pursuant to his agreement to serve as Chairman of the Company's Scientific Advisory Board and consultant to the Company.

In February 2007, the term of the Company's financial advisory agreement with Duncan Capital Group LLC was extended through December 2007, and the Company issued to Duncan 15,000 shares of Common Stock as an advisory fee payment vesting monthly through December 2007. The vesting of these shares was accelerated in July 2007 such that they were fully vested and the advisory agreement was canceled in August 2007.

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

In February 2007, the Company issued 30,000 shares of its Common Stock to a financial advisor in connection with a commitment for the placement of up to $3,000,000 of the Company's preferred stock, resulting in a charge to operations of $165,000.

In April 2007, the Company issued 3,688 shares of its Common Stock to a public relations advisor in connection with public relations services rendered to the Company, resulting in a charge to operations of $22,500

In May 2007, the Company issued 1,000 shares of its Common Stock to an investment relations advisor in connection with investor relations services rendered to the Company, resulting in a charge to operations of $4,500.

In May 2007, the Company issued 15,000 shares of its Common Stock to an investor relations advisor in connection with investor relations services rendered to the Company, resulting in a charge to operations of $67,500.

In May and June 2007, the Company issued an aggregate of 2,151 shares of its Common Stock to its sublessor as partial payment for rent expense, resulting in charges to operations totaling $9,891

In June 2007, the Company issued 12,000 shares of its Common Stock to a law firm in connection with services rendered to the Company, of which 6,000 shares vested in June, 2007 and 1,000 shares vest monthly through December, 2007. Such shares had a value of $50,400.

In June 2007, the Company issued 3,000 shares of its Common Stock to a consultant for certain management services rendered to the Company, resulting in a charge to operations of $1,410.

In July 2007, the Company issued 3,000 shares of its Common Stock to a consultant for certain management services rendered to the Company, resulting in a charge to operations of $15,000.

In July 2007, the Company issued an aggregate of 909 shares of its Common Stock to its sublessor as partial payment for rent expense, resulting in charges to operations totaling $5,000.

In August 2007, the Company issued 24,000 shares of its Common Stock to a consultant for certain management services rendered to the Company, 18,000 shares vest monthly over the next twelve months and the remainder vest ratably for three years on the anniversary date of the agreement and resulted in a charge to operations of $16,667.

In August 2007, the Company issued 10,000 shares of its Common Stock to an executive officer as a hiring incentive. One half of these shares vested immediately and the remainder vest in one year on the anniversary date of the hiring date. The issuance of these shares resulted in a charge to operations of $27,708.

In September 2007 the Company issued an aggregate of 154,500 shares of its Common Stock to certain employees, including an aggregate of 125,000 shares to certain of its executive officers. In general, one half of these shares issued vested immediately and the remainder vest in one year on the anniversary date of the stock issuance. The issuance of these shares resulted in a charge to operations of $414,257.

In September 2007 the Company issued an aggregate of 135,000 shares of its Common Stock to the independent members of its Board of Directors. One half of these shares issued vested immediately and the remainder vest in one year on the anniversary date of the stock issuance. The issuance of these shares resulted in a charge to operations of $361,970.

In September 2007 the Company issued 10,000 shares of its Common Stock to a consultant to the Company, One half of these shares issued vested immediately and the remainder vest in one year on the anniversary date of the stock issuance. The issuance of these shares resulted in a charge to operations of $26,813.

In September 2007 the Company issued 10,000 shares of its Common Stock to a consultant to the Company. The issuance of these shares resulted in a charge to operations of $49,500.

On August 8, 2007, the Company completed a sale of 1,055,900 units at a price of $5.00 per unit pursuant to a best efforts public offering. A registration statement on Form SB-2A (File No. 333-142923) relating to these units was filed with the Securities and Exchange Commission and declared effective on July 16, 2007. Each unit consisted of one share of common stock and one-half of a five year Class A warrant to purchase one-half a share of common stock at a price of $6.00 per share. Thus, 1,000 units consisted of 1,000 shares of common stock and Class A warrants to purchase 500 shares of common stock. On August 14, 2007 the Company completed a sale of 214,100 units at a price of $5.00 per unit pursuant to the same best efforts public offering. The units sold were identical to the units sold on August 8, 2007. The aggregate number of units thus sold was 1,270,000, the aggregate number of shares of common stock included within the units was 1,270,000 and the aggregate number of Class A Warrants included within the units was 535,000. In connection with the public offering, the Company issued five year warrants to purchase an aggregate of 95,250 shares of common stock at $6.50 per share to the underwriters for the offering. After payment of underwriting commissions and expenses and other costs of the offering, the aggregate net proceeds to the Company were $5,579,300.

On August 8, 2007, subject to the closing of the above-described public offering and consummation of the reverse split, the American Stock Exchange accepted for listing the Company's common stock, units as described above, and Class A warrants under the symbols "NBS", "NBS.U", and "NBS.WS" respectively. Trading on the American Stock Exchange commenced on August 9, 2007.

Warrants:
The Company has issued common stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company. A total of 2,084,938 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of September 30, 2007 at prices ranging from $4.70 to $12.00 and expiring through June 2014.

In connection with the January 2007 private placement the Company issued warrants to purchase up to an aggregate of 500,000 shares of Common Stock at an exercise price of $8.00 per share. The Company also issued to the placement agent redeemable seven year warrants to purchase 34,255 shares of Common Stock at a purchase price of $5.00 per share, redeemable seven-year warrants to purchase 17,127 shares of Common Stock at a purchase price of $8.00 per share and non-redeemable seven-year warrants to purchase 17,127 shares of Common Stock at a purchase price of $8.00 per share.

In March 2007, the Company engaged a marketing and investor relations consultant. Pursuant to this agreement, the Company issued to the consultant warrants to purchase 150,000 shares of its Common Stock at a purchase price of $4.70 per share. Such warrants vest over a 12 month period at a rate of 12,500 per month, subject to acceleration in certain circumstances, and are exercisable until April 30, 2010. During the three and nine months ended September 30, 2007 the Company recognized $106,725 and $249,025, respectively, as consulting expense related to the vesting of these warrants.

In May 2007, the Company engaged an investor relations consultant. Pursuant to this agreement, the Company issued to the consultant warrants to purchase 10,000 shares of its Common Stock at a purchase price of $4.90 per share. Such warrants vested on issuance and during the nine months ended September 30, 2007 the Company recognized $37,480 as consulting expense related to these warrants.

In June 2007, the Company engaged a consultant to create marketing materials for our sales and marketing staff. Pursuant to this agreement, the Company issued to the consultant warrants to purchase 4,000 shares of its Common Stock at a purchase price of $6.50 per share. Such warrants vested on issuance and during the nine months ended September 30, 2007 the Company recognized $22,512 as marketing expense related to these warrants.

Pursuant to the public offering described under Common Stock, above, the Company issued five year Class A warrants to purchase 535,000 shares of common stock at $6.00 per share. Such Class A warrants became exercisable and separately tradable from the units on October 12, 2007 and are exercisable through July 16, 2012. Also in connection with the public offering, the Company issued five year warrants to purchase an aggregate of 95,250 shares of common stock at $6.50 per share to the underwriters for the offering. Such warrants are exercisable commencing one year from the date of issuance through August 14, 2012.

At September 30, 2007 the outstanding warrants by range of exercise prices are as follows:

                                        Weighted Average
                                            Remaining             Number
                    Number Outstanding     Contractual          Exercisable
   Exercise Price   September 30, 2007    Life (years)      September 30, 2007
  ----------------  ------------------  ----------------    ------------------
  $4.70 to $6.16           869,011            4.52                  794,011
  $6.16 to $7.62            95,250            4.80                        -
  $7.62 to $10.54        1,088,678            4.67                1,088,678
  $10.54 to $12.00          31,999            1.27                   31,999
                        -----------                              -----------
                         2,084,938                                1,914,688
                        ===========                              ===========

Options:

The Company's 2003 Equity Participation Plan (the "Plan") permits the grant of share options and shares to its employees, Directors, consultants and advisors for up to 2,500,000 shares of common stock as stock compensation. Stock options under the Equity Participation Plan are generally granted at the fair market value of the common stock at the grant date, vest ratably over a period determined at the time of grant (unless milestone based) and generally expire 10 years from the grant date.

The Company's results for the nine month periods ended September 30, 2007 and 2006 include share-based compensation expense totaling $1,471,505 and $1,957,017, respectively. Such amounts have been included in the consolidated statements of operations within general and administrative expenses.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award.


The range of assumptions made in calculating the fair values of options are as follows:
                          Three Months Ended           Nine Months Ended
                             September 30,                September 30,
                         ---------------------  -----------------------------
                             2007        2006        2007           2006
                         -------------- ------  --------------  -------------
Expected term (in years)       10          10         10             10

Expected volatility       343% to 346%    179%   133% to 346%   179% to 199%

Expected dividend yield        0%           0%        0%             0%

Risk-free interest rate  4.58% to 4.95%  4.50%  4.51% to 4.95%      4.50%


     Stock option activity under the 2003 Equity Participation Plan is as follows:

                                                                      Weighted
                                                         Weighted      Average
                              Number of    Range of       Average     Remaining   Aggregate
                               Shares       Exercise      Exercise   Contractual   Intrinsic
                                 (1)          Price         Price       Term         Value
                              ---------  --------------  ----------  -----------  ----------
Balance at December 31, 2006    444,600  $3.00 - $25.00  $    7.29
     Granted                    616,200  $ 2.70 - $8.00  $    4.99
     Exercised                        -               -          -
     Expired                          -               -          -
     Cancelled                        -               -          -
                              ---------  --------------
Balance at September 30, 2007 1,060,800  $2.70 - $25.00  $    5.95          8.22     $73,190
                              =========  ==============

Vested and Exercisable at
 September 30, 2007             559,132                  $    6.09          7.19     $58,180

     (1)  -- All options are exercisable for a period of ten years.

                                        Weighted Average
                                            Remaining             Number
                    Number Outstanding     Contractual          Exercisable
   Exercise Price   September 30, 2007    Life (years)      September 30, 2007
  ----------------  ------------------  ----------------    ------------------
  $2.70 to $ 5.76          743,300            9.46                  368,966
  $5.76 to $ 8.82          220,650            8.79                  119,316
  $8.82 to $11.88           55,750            8.28                   41,750
  $11.88 to $14.94           3,000            6.42                    3,000
  $14.94 to $25.00          38,100            7.77                   26,100
                        -----------                              -----------
                         1,060,800            8.22                  559,132
                        ===========                              ===========

Options are usually granted at an exercise price at least equal to the fair value of the common stock at the grant date and may be granted to employees, directors, consultants and advisors of the Company.

As  of  September  30,  2007,  there  was  approximately   $2,449,253  of  total
unrecognized compensation costs related to unvested stock option awards which are expected to vest over a weighted average life of .91 years.

                                                                 Weighted
                                                               Average Grant
                                                   Options    Date Fair Value
                                                -----------  -----------------
    Non-Vested at December 31, 2006                211,583    $          6.22
    Issued                                         616,200    $          5.14
    Canceled                                             -                  -
    Vested                                        (326,115)   $          6.42
                                                -----------  -----------------
    Non-Vested at September 30, 2007               501,668    $          5.45
                                                ===========  =================

The total value of shares vested during the nine months ended September 30, 2007 was $2,045,400.


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

Note 8 - Related Party Transactions
-----------------------------------
On January 20, 2006, Mr. Robert Aholt, Jr. tendered his resignation as Chief Operating Officer of the Company. In connection therewith, on March 31, 2006, the Company and Mr. Aholt entered into a Settlement Agreement and General Release (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the Company agreed to pay to Mr. Aholt the aggregate sum of $250,000 (less applicable Federal and California state and local withholdings and payroll deductions), payable, initially over a period of two years in biweekly installments of $4,807.69 commencing on April 7, 2006, except that the first payment was in the amount of $9,615. In July, 2006 this agreement was amended to call for semi-monthly payments of $10,417 for the remaining 21 months. In the event the Company breaches its payment obligations under the Settlement Agreement and such breach remains uncured, the full balance owed shall become due. The Company and Mr. Aholt each provided certain general releases. Mr. Aholt also agreed to continue to be bound by his obligations not to compete with the Company and to maintain the confidentiality of Company proprietary information. At September 30, 2007, $55,690 was due Mr. Aholt pursuant to the terms of the Settlement Agreement.

In July and August 2007 the Company borrowed an aggregate of $200,200 through the issuance of short term bridge notes to support operations pending the closing of the Company's August 2007 public offering described in Note 6. These bridge notes provided that they matured in six months from the date of issuance of the bridge note, subject to the Company's right to prepay, and bore interest at a rate of 15% per annum. Robin L. Smith MD, Chief Executive Officer and Chairman of the Board of the Company was issued a bridge note for $125,000 and Richard Berman, a member of the Board of Directors, was issued a bridge note for $50,000. On August 10, 2007, the Board authorized the repayment in full of the bridge notes and all outstanding bridge notes were repaid in full plus accrued interest.

Note 9 - Subsequent Events
--------------------------

On November 13, 2007, the Company entered into an acquisition agreement with UTEK Corporation ("UTEK") and Stem Cell Technologies, Inc., a wholly-owned subsidiary of UTEK ("SCTI"), pursuant to which the Company acquired all the issued and outstanding common stock of SCTI in a stock-for-stock exchange. SCTI contains an exclusive, worldwide license to a technology developed by researchers at the University of Louisville to identify and isolate rare stem cells from adult human bone marrow, called VSELs (very small embryonic like) stem cells. Concurrent with the SCTI acquisition, NeoStem entered into a sponsored research agreement with the University of Louisville under which NeoStem will support further research in the laboratory of Dr. Ratajczak. This agreement calls for total payments of $375,000 over a period of two and one-half years. SCTI was funded by UTEK in amounts sufficient to pay certain near term costs under the license agreement and the sponsored research agreement. In consideration for the Acquisition, the Company issued to UTEK 400,000 unregistered shares of its common stock, par value $0.001 per share (the "NeoStem Shares") for all the issued and outstanding common stock of SCTI. The value of the transaction is estimated to be $940,000.

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

GENERAL

The Company is a leading-edge biotechnology company capitalizing on breakthroughs in the burgeoning field of adult stem cell therapeutics. The Company's platform business is operating a commercial autologous (donor and recipient are the same) adult stem cell bank, and we are pioneering the pre-disease collection, processing and long-term storage of stem cells from healthy adult donors. The proprietary Company technologies empower health-conscious consumers to help protect their future health by undergoing treatment with their own stem cells, providing an accessible supply of healthy, genetically matched stem cells. Otherwise finding a compatible allogeneic match is often a lengthy process wasting precious treatment time. The Company has begun opening a nationwide network of adult stem cell collection centers in major metropolitan areas enabling people to donate and store their own stem cells with NeoStem for personal use years or decades later in times of critical medical need. The Company also hopes to become the leading provider of adult stem cells for diagnostic and therapeutic use in the burgeoning field of regenerative medicine. According to the National Institutes of Health, there are over 750 clinical trials underway relating to the use of adult stem cells, with over 240 relating to autologous use. Leading medical researchers believe that certain stem cell therapies will come to market over the next 5-10 years. According to industry sources, worldwide therapeutic applications of stem cells could reach $20 billion by 2010.

On January 19, 2006 the Company consummated the acquisition of the assets of NS California, Inc., a California corporation ("NS California") relating to NS California's business of collecting, processing and storing adult stem cells. NS California had been a company to which NeoStem had been providing business guidance. Effective with the acquisition, the business of NS California became the principal business of the Company. Until the NS California acquisition, the business of the Company was providing capital and business guidance to companies in the healthcare and life science industries, in return for a percentage of revenues, royalty fees, licensing fees and other product sales of the target companies. Additionally, through June 30, 2002, the Company was a provider of extended warranties and service contracts via the Internet at warrantysuperstore.com. From June 2002 to March 2007 the Company was engaged in the "run off" of such extended warranties and service contracts. As of March 31, 2007 the recognition of revenue from the sale of extended warranties and service contracts was completed.


RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2007 Compared To Three and Nine Months Ended September 30, 2006

The Company's platform business is to develop a nationwide network of adult stem cell collection centers and medical providers, enabling health conscious consumers to donate and store their own stem cells with NeoStem for personal use years or decades later in times of critical medical need. Medical providers that are interested in participating in providing this service to patients in their local area are required to pay a start up fee in consideration for exclusivity in that service area. Sales and marketing efforts to create this network started in the fourth quarter of 2006 and continued in the quarter ending September 30, 2007. To that end the Company has opened three collection centers through September 30, 2007, signed agreements for two additional collection centers since September 30, 2007 and continues to pursue more centers in important strategic regional areas, and has recognized revenues of $0 and $54,000 from the receipt of start up fees in the three and nine months ended September 30, 2007, respectively. During the 3 months ended September 30, 2007 the Company banked adult stem cells from 2 clients and recognized collection revenues of approximately $12,000. During the 9 months ended September 30, 2007 the Company recognized collection revenues of approximately $18,000.

The Company has also recognized revenues from the sale of extended warranties and service contracts of $0 and $1,697 for the three and nine months ended September 30, 2007 as compared to $6,262 and $18,786 for the three and nine months ended September 30, 2006. These revenues were derived entirely from revenues deferred over the life of extended warranties and service contracts sold in prior periods. As of March 31, 2007 the recognition of revenue from the sale of extended warranties and service contracts was completed.

Selling, general and administration expenses for the three months ended September 30, 2007 increased approximately $3,327,700 to $4,327,512 as compared to $999,825 for the three months ended September 30, 2006. Since the acquisition of NS California in January, 2006 the Company's expenses have been increasing as the Company initiated sales and marketing efforts to promote the collection, processing and banking of adult stem cells. The increase in selling, general and administrative expenses is primarily due to increases in marketing efforts through the hiring of staff, preparation of marketing materials, attending key marketing events and retaining the services of specialized marketing consulting firms. A substantial portion of the increase is also due to the compensatory element of stock option and stock awards granted under the Company's 2003 Equity Participation Plan to certain officers, employees and consultants to the Company. To that end payroll and related expenses increased $231,817, travel and entertainment expenses increased $86,071, marketing expenses increased $101,727, investor relations and public relations activities increased $281,874, and consulting fees increased $221,236 (approximately $118,000 of this increase was paid in common stock). During the quarter a number of business milestones were achieved, including but not limited to the Company's securities being listed on the American Stock Exchange and completing the Company's public offering in August 2007 which raised $5,579,300 in aggregate net proceeds. These events triggered the vesting of certain stock options and a related compensation charge. In September 2007 the Board of Directors approved the issuance of incentive stock options which called for approximately one-half of these options to vest immediately. This has resulted in an increase in compensatory value of common stock options granted by $1,395,113. Compensation associated with the issuance of common stock to officers, employees and consultants increased
$508,333 which was primarily the result of a Board of Directors action in September 2007 which approved the issuance of common stock to such officers, employees and consultants; one-half of these grants vested immediately and the balance vest on the anniversary date of the stock grant which has resulted in a charge to operations of $414,257. Director fees increased $396,971. This increase was primarily the result of a Board of Directors action in September 2007 which approved the issuance of common stock to the independent board members; one-half of these grants vested immediately and the balance vest on the anniversary date of the stock grant which has resulted in a charge to operations of $361,970. Legal expenses primarily relating to the Company's regulatory activities in connection with the build-out of its collection center network and the pursuit of intellectual property rights, increased $109,995.

Selling, general and administration expenses increased for the nine months ended September 30, 2007 approximately $5,184,000 to $8,163,258 as compared to $2,978,725 for the nine months ended September 30, 2006. Since the acquisition of NS California in January, 2006 the Company's expenses have been increasing as the Company initiated sales and marketing efforts to promote the collection and banking of adult stems cells. The increase in selling, general and administrative expenses is primarily due to increases in marketing efforts through the hiring of staff, preparation of marketing materials, attending key marketing events and retaining the services of specialized marketing consulting firms. To that end payroll and related expenses increased $443,311, marketing expenses increased $110,186, travel and entertainment expenses increased $257,578, consulting fees increased $482,006 ($237,351 of this increase was paid in the form of warrants and common stock), investor relations and public relations activities increased $889,512 ($379,205 of this increase was paid in the form of warrants and common stock). As noted above, certain business milestones were achieved which triggered the vesting of certain stock options. As also noted above, in September 2007 the Board of Directors approved the issuance of incentive stock options which called for approximately one-half of these options to vest immediately which is the primary reason for an increase in the compensatory value of common stock options of $1,685,492. Compensation associated with the issuance of common stock to officers, employees and consultants increased $489,633 which was primarily the result of a Board of Directors action in September 2007 which approved the issuance of common stock to such officers, employees and consultants; one-half of these grants vested immediately and the balance vest on the anniversary date of the stock grant which has resulted in a charge to operations of $414,257. Director fees increased $466,973. This was primarily the result of a Board of Directors action in September 2007 which approved the issuance of common stock to the independent board members; one-half of these grants vested immediately and the balance vest on the anniversary date of the stock grant, which has resulted in a charge to operations of $361,970. The Company also issued 30,000 shares of its Common Stock, resulting in a charge to operating expenses of $165,000, to a financial advisor in connection with a commitment for the placement of up to $3,000,000 of the Company's preferred stock. The Company applied for licensure for stem cell processing in New York which resulted in additional expenses of $54,200. Legal expenses have increased by $291,876 and increases in expenses such as accounting fees, rent, stock transfer fees and other operating expenses were offset by decreases in settlement expenses with the Company's former Chief Operating Officer, investment banking fees, and insurance resulting in an overall reduction in expenses of $151,234.

Interest expense for the three months and nine months ended September 30, 2007 decreased $808,300 and $1,199,800 in comparison to the three and nine months ended September 30, 2006, respectively. This decrease is due, primarily, to the conversion or payoff of the WestPark convertible debt issued in December 2005 and January 2006 which resulted in a $198,093 reduction in interest expense.

For the reasons cited above the net loss for the three months ended September 30, 2007 increased to $4,327,645 from $1,807,307 for the three months ended September 30, 2006 and the net loss for the nine months ended September 30, 2007 increased to $8,102,241 from $4,193,956 for the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period indicated:

                                                     Nine Months Ended
                                                     -----------------
                                             September 30,     September 30,
                                                 2007              2006
                                             -------------     -------------
          Cash used in
            Operating Activities             $ (4,548,486)     $ (2,867,685)

          Cash used in
            Investing Activities             $    (66,723)     $    (13,073)

          Cash provided by
            Financing Activities             $  7,827,387      $  3,712,370

The Company incurred a net loss of $8,102,241 for the nine months ended September 30, 2007. Such loss adjusted for non-cash charges consisting of common stock, options and warrants issued for services totaling $3,976,450 and amortization and depreciation of $31,013 resulted in cash used in operations totaling $4,548,486 for the nine months ended September 30, 2007. This use of cash included additions to prepaid expenses and other current assets of $33,338, accounts receivable of $36,419 and reductions in accounts payable, accrued expenses and other current liabilities of $450,592.

To meet its cash requirements for the nine months ended September 30, 2007, the Company relied primarily on the sale of its securities resulting in net proceeds of $7,899,377, including, as discussed below, approximately $5,579,300 from the public offering in August, 2007. In addition, the Company incurred new debt totaling $338,432 to finance certain insurance policies for the company and short term bridge notes to fund operations in July and August 2007, as discussed below, offset by debt repayments totaling $395,194 to pay off WestPark Convertible debt of $75,000, payments of $79,860 for new debt incurred to finance insurance policies and $200,200 to pay off the short term bridge notes issued in July and August 2007.

In July and August 2007 the Company borrowed an aggregate of $200,200 through the issuance of short term bridge notes to support operations pending the closing of the public offering described below. These bridge notes provided that they matured in six months from the date of issuance, subject to the Company's right to prepay, and bore interest at a rate of 15% per annum. Robin L. Smith MD, Chief Executive Officer and Chairman of the Board of the Company was issued a bridge note for $125,000 and Richard Berman, a member of the Board of Directors, was issued a bridge note for $50,000. On August 10, 2007, the Board authorized the repayment in full of the bridge notes and all outstanding bridge notes were repaid in full plus accrued interest

On August 8, 2007, the Company completed a sale of 1,055,900 units at a price of $5.00 per unit pursuant to a best efforts public offering. Each unit consisted of one share of common stock and one-half a five year Class A warrant to purchase one-half a share of common stock. Each whole Class A warrant is exercisable at $6.00 per share. On August 14, 2007 the Company completed a sale of 214,100 units at a price of $5.00 per unit pursuant to the same best efforts public offering. The aggregate number of units thus sold was 1,270,000 with gross proceeds of $6,350,000, the aggregate number of shares of common stock included within the units was 1,270,000 and the aggregate number of Class A Warrants included within the units was 535,000. In connection with the public offering, the Company issued five year warrants to purchase an aggregate of 95,250 shares of common stock at $6.50 per share to the underwriters for the offering. After payment of underwriting commissions and expenses and other costs of the offering, the aggregate net proceeds to the Company were $5,579,300.

The Company may from time to time pursue strategic relationships, including acquisitions, with the goal of improving operating efficiencies and taking advantage of opportunities synergistic to its platform business.

INFLATION

The Company does not believe that its operations have been materially influenced by inflation for the nine months ended September 30, 2007, a situation which is expected to continue for the foreseeable future.

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

     (b) During our last fiscal quarter and subsequent to our evaluation, there were no changes in internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                  NEOSTEM, INC.

                                     PART II

                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July, 2007 the Company issued 909 shares of its Common Stock to DC Associates LLC, in partial payment of rent expense on its executive office space which the Company currently subleases from DC Associates LLC. Such shares had a per share price of $5.50 for a total value of $5,000.

In August 2007, the Company issued five year warrants to purchase an aggregate of 95,250 shares of Common Stock at $6.50 per share, to the participating underwriters in its August 2007 public offering of 1,270,000 units consisting of shares of Common Stock and Class A Warrants to purchase Common Stock. The shares underlying the underwriter warrants were registered under the Securities Act of 1933, as amended (the "Securities Act").

The offer and sale of the securities described above were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, for transactions by an issuer not involving a public offering. The offer and sale of such securities were made without general solicitation or advertising to an "accredited investor," as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)  Exhibits

     10.1 Restated Warrant Agreement dated August 14, 2007 between NeoStem, Inc. and Continental Stock Transfer & Trust Company.
     10.2 Form of Underwriter Warrant dated August 14, 2007.
     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     NEOSTEM, INC. (Registrant)


                                                     By: /s/ Robin Smith, MD
                                                         -------------------
                                                         Robin Smith MD,
                                                         Chief Executive Officer

                                                     Date: November 14, 2007



                                                     By: /s/ Larry A. May
                                                         -------------------
                                                         Larry A. May,
                                                         Chief Financial Officer

                                                     Date: November 14, 2007