Form 10-K
period 2007-12-31
NeoStem, Inc.
filed 2008-03-28
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 0-10909

NEOSTEM, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2343568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Lexington Avenue Suite 450 New York, New York	10170
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:	(212) 584-4180

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.001 par value	American Stock Exchange
Class A Common Stock Purchase Warrants	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. ☒ Yes ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2007 (the last business day of the most recently completed second fiscal quarter) was approximately $12,159,244, based upon the closing sales price of $5.30 reported for such date. (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).

On March 28, 2008, 5,073,699 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

Documents incorporated by reference: Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed with the Commission not later than 120 days after the close of the registrant’s fiscal year, have been incorporated by reference, in whole or in part, into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that relate to future events or conditions, including without limitation, the statements regarding our financial position, potential, business strategy, efforts, plans and objectives for future operations and potential acquisitions and funding, may be deemed to be forward looking statements. All such statements, which are all statements other than of historical fact, involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of NeoStem, Inc. (the "Company"), or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are commonly identified by the use of such terms and phrases as “intends,” “expects,” “anticipates,” “should,” “estimates,” “seeks,” “believes,” “plans,” “may,” “will,” “could” and “continue” or similar expressions or other variations or comparable terminology. Additionally, statements concerning our ability to develop the adult stem cell business, to develop the VSEL technology, the future of regenerative medicine and the role of adult stem cells and VSELs in that future, the future use of adult stem cells and VSELs as a treatment option and the potential revenue growth of such business are forward-looking statements. Our ability to enter the adult stem cell arena and our success in such arena, our ability to expand our operations and future operating results are dependent upon many factors, including but not limited to: (i) our ability to obtain sufficient capital or a strategic business arrangement to fund our expansion plans; (ii) our ability to build the management and human resources and infrastructure necessary to support the growth of our business; (iii) competitive factors and developments beyond our control; (iv) scientific and medical developments beyond our control; (v) our inability to obtain appropriate governmental licenses or any other adverse effect or limitations caused by government regulation of the business; (vi) whether any of our current or future patent applications result in issued patents; and (vii) other risk factors discussed in Item 1A, "Risk Factors" contained herein. We cannot guarantee future results or achievements, and readers are cautioned not to place undue reliance on these forward-looking statements. In addition, any forward-looking statements represent our expectation only as of the date hereof and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so except as specifically required by law and the rules of the SEC, even if our expectations change or as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

BUSINESS

INTRODUCTION

NeoStem, Inc. (“we” or “the Company”) is engaged in a platform business of operating a commercial autologous (donor and recipient are the same) adult stem cell bank and is pioneering the pre-disease collection, processing and long-term storage of stem cells from adult donors that they can access for their own future medical treatment. We are managing a growing nationwide network of adult stem cell collection centers, and believe that as adult stem cell therapies obtain necessary regulatory approvals and become Standard of Care, individuals will need the infrastructure, methods and procedures being developed by the Company to have their stem cells safely collected and conveniently stored for future therapeutic use. Stem cells, which are very primitive and undifferentiated cells that have the unique ability to transform into many different cells (such as white blood cells, nerve cells or heart muscle cells), can be found in the bone marrow or peripheral blood of adults. The Company only works with adult (not embryonic) stem cells. Using the Company’s process, stem cells are moved (mobilized) by a mobilizing agent administered in the days preceding collection from the bone marrow in which they reside to the peripheral blood and collected through a safe, minimally invasive procedure called “apheresis.” We also recently entered the research and development arena, through the acquisition of a worldwide exclusive license to an early-stage technology to identify and isolate rare stem cells from adult human bone marrow, called VSEL (very small embryonic-like) stem cells. VSELs have many physical characteristics typically found in embryonic stem cells, including the ability to differentiate into specialized cells found in substantially all the different types of cells and tissue that make up the body.

On January 19, 2006 we consummated the acquisition of the assets of NS California, Inc., a California corporation (“NS California”) relating to NS California’s business of collecting and storing adult stem cells. Effective with the acquisition, the business of NS California became our principal business, rather than our historic business of providing capital and business guidance to companies in the healthcare and life science industries. We now provide adult stem cell processing, collection and banking services with the goal of making stem cell collection and storage widely available, so that the general population will have the opportunity to store their own stem cells for future healthcare needs. Using our proprietary process, we provide the infrastructure, methods and systems that allow adults to have their stem cells safely collected and conveniently banked for future therapeutic use as needed in the treatment of such life-threatening diseases as diabetes, heart disease and radiation sickness that may result from a bioterrorist attack or nuclear accident. We also hope one day to become a leading provider of adult stem cells for diagnostic and therapeutic use in the burgeoning field of regenerative medicine, and are exploring entering the stem cell supply business for research, which we believe may have the potential to be a significant business in its own right. According to the National Institutes of Health, there are over 1,500 clinical trials currently underway relating to the use of adult stem cells, over 500 relating to autologous use, in the treatment of numerous serious diseases and conditions, including those that address cardiac disease, autoimmune disorders such as lupus, multiple sclerosis, peripheral vascular diseases, and age related musculoskeletal disorders, as well as diabetes, cancer, neurological disease and wound healing.

During 2007, we were focused on establishing a nationwide network of collection centers in certain major metropolitan areas of the United States to drive growth, with the goal of generating significant revenue in 2008. To date, our revenues generated from the collection, processing and storage of adult stem cells have not been significant although our efforts in 2007 produced an increase over 2006 revenues.

We also recently entered the research and development arena through our acquisition from the University of Louisville of the worldwide exclusive license to the VSEL technology. VSELs have many physical characteristics typically found in embryonic stem cells, including the ability to differentiate into specialized cells found in different types of tissue that would be able to interact with the specific organ in order to repair degenerated, damaged or diseased tissue (the three “Ds” of aging). NeoStem has the ability to harvest and cryopreserve these VSELs from individual patients, setting the stage for their use in personalized regenerative medicine. If VSELs can be expanded from individual patients and their potential to develop into different types of tissue cells maintained, it would represent a significant step toward overcoming the two major limitations in the development of stem cell therapies today, the ethical dilemma regarding use of embryonic stem cells and the immunological problems associated with using cells from a third party donor. In connection with the license agreement, we also entered into a sponsored research agreement with the University of Louisville pursuant to which the Company is funding research relating to our VSEL technology at the laboratory of its co-inventor, Mariusz Ratajczak, M.D., Ph.D., head of the Stem Cell Biology Program at the James Graham Brown Cancer Center at the University of Louisville. The acquisition of the VSEL technology was made through our acquisition of our new subsidiary Stem Cell Technologies, Inc. (“SCTI”) in a stock-for-stock exchange, which as a condition to the acquisition was funded by the seller in amounts sufficient to pay certain near-term costs under the license agreement and the sponsored research agreement.

Our company currently generates revenue and earnings as follows: (1) upfront and annual fees from the collection centers in our network, (2) patient collection fees, (3) processing center collection fees and (4) storage fees, which represent recurring revenue paid each year or month. We are structuring a direct to consumer marketing plan to drive awareness and target individuals who can afford our services. We have also established a relationship with CareCredit, a GE Financial Services Company and the nation’s leading patient financing program to assist our patients who wish to pay for our services over time—which we believe opens up a broader client base to us. We are planning to educate individuals that have a family history or early diagnosis of diseases being treated with stem cell therapy as well as those who have banked their infant’s stem cells that can afford this “bioinsurance.” Additionally we are working on establishing collaborations with high profile medical centers and academic institutions involved in cutting edge research and clinical trials relating to stem cells. In addition to the research we are currently funding of the University of Louisville, we are also in discussions relating to other research at the University of Louisville to generate data relating to other clinical applications of VSELs, including neural, cardiac and ophthalmic, to expand our research efforts and maximize the value of this technology. We believe that there is a significant need for our banking services for our first responders and homeland security personnel. We are moving forward to educate those groups and find resources to protect those individuals who protect us. Our other go-to market strategies include collaboration with cord blood companies, tissue banks, pharmaceutical companies, concierge medical programs, executive health plans, regenerative medicine specialists and first responder groups. In April 2007, the Company participated in the founding of The Stem for Life Foundation (the “Foundation”). The Mission of the Foundation is to heighten public awareness and knowledge of the benefits and promise of adult stem cells in treating serious medical conditions.

We have engaged in various capital raising activities to pursue these business opportunities, raising approximately $3,573,000 in 2006 and $2,320,000 through July 2007 through the private sale of our common stock, warrants and convertible promissory notes. In August 2007, we completed a public offering of units consisting of shares of common stock and warrants to purchase common stock, which raised approximately $5,619,000. Such capital raising activities have enabled us to pursue our business plan and begin to grow our adult stem cell collection and storage business, including expanding marketing and sales activities. However, fully developing our business, particularly defining the optimal marketing and distribution model, has taken longer than anticipated. In order to fully develop our business, we expect to require additional capital.

We are currently actively exploring acquisition opportunities of revenue generating businesses, both domestically and abroad, including businesses that are synergistic with our current business or additive to our current business, and in February 2008 engaged a financial advisor on an exclusive basis for a six month period to assist us in this regard.

On August 29, 2006, our stockholders approved an amendment to our Certificate of Incorporation to effect a reverse stock split of our Common Stock at a ratio of one-for-ten shares and to change our name from Phase III Medical, Inc. to NeoStem, Inc. On June 14, 2007, our stockholders approved an amendment to our Certificate of Incorporation to effect a reverse split of our Common Stock at a ratio of up to one-for-ten shares in the event it was deemed necessary by our Board of Directors in order to be accepted onto a securities exchange. On July 9, 2007, our Board of Directors approved a one-for-ten reverse stock split to be effective upon the initial closing of the Company’s public offering in order to satisfy the listing requirements of the American Stock Exchange. On August 9, 2007 the reverse split was effective and the Company’s Common Stock commenced trading on The American Stock Exchange under the symbol “NBS.” Accordingly, all numbers in this report have been adjusted to reflect both a one-for-ten reverse stock split which was effective as of August 31, 2006, and the one-for-ten reverse stock split which was effective as of August 9, 2007.

The Company’s prior business was providing capital and business guidance to companies in the healthcare and life science industries, in return for a percentage of revenues, royalty fees, licensing fees and other product sales of the target companies. Additionally, through June 30, 2002, the Company was a provider of extended warranties and service contracts via the Internet at warrantysuperstore.com. The Company was engaged in the “run off” of such extended warranties and service contracts through March 2007. For a discussion of the Company’s involvement in such other activities and Company history, see “Former Business Operations.”

The Company was incorporated under the laws of the State of Delaware in September 1980 under the name Fidelity Medical Services, Inc. Our corporate headquarters is located at 420 Lexington Avenue, Suite 450, New York, NY 10170, our telephone number is (212) 584-4180 and our website address is www.neostem.com. The information on our website does not constitute a part of this report. The Company’s information as filed with the Securities and Exchange Commission is available via a link on its websites as well as at www.sec.gov.

ADULT STEM CELL COLLECTION BUSINESS

What are Stem Cells?

Stem cells are very primitive and undifferentiated cells that have the unique ability to transform into many different cells, such as white blood cells, nerve cells or heart muscle cells. Stem cells can be found in the bone marrow or peripheral blood of adults. Certain processes can cause the stem cells to leave the bone marrow and enter the blood where they can be collected. The Company currently only works with adult stem cells collected from peripheral blood through a safe, minimally invasive procedure called “apheresis.”

Stem Cells and Regenerative Medicine

The Company is developing its business in the adult stem cell field and seeking to capitalize on the increasing importance the Company believes adult stem cells will play in the future of regenerative medicine. The use of adult stem cells as a treatment option for those who develop heart disease, certain types of cancer and other critical health problems is a burgeoning area of clinical research today. The adult stem cell industry is a field independent of embryonic stem cell research. The Company believes that embryonic stem cell therapies have certain barriers to development due to political, ethical, legal and technical issues. Medical researchers, scientists, medical institutions, physicians, pharmaceutical companies and biotechnology companies are currently developing therapies for the treatment of disease using adult stem cells. As these adult stem cell therapies obtain necessary regulatory approvals and become Standard of Care, patients will need a service to collect, process and bank their stem cells. The Company intends to provide this service. According to Robin Young, a leading medical technology analyst and founder and CEO of RRY Publications who organized the 3rd Annual Stem Cell Summit held in New York City in February 2008, an increasing number of physicians are incorporating stem cell therapies into their therapeutic tools. According to Mr. Young, in the past 24 months over 11,000 people in the United States have already received stem cell therapies as part of their conventional treatment and he projects that by 2017 there will be 1.973 million annual procedures using stem cell therapies in multiple medical markets, generating an estimated annual $8.5 billion.

The Future of Adult Stem Cell Therapies Using Cells Collected from Peripheral Blood

The Company currently only works with adult stem cells collected from peripheral blood, as opposed to stem cells derived or collected through other methods. An article in the February 27, 2008 volume of The Journal of the American Medical Association entitled, "Clinical Applications of Blood-Derived and Marrow-Derived Stem Cells for Nonmalignant Diseases" studied a broad array of clinical studies conducted between January 1997 and December 2007 and concluded that there was evidence that stem cells harvested from blood or bone marrow do appear to provide disease-ameliorating effects in certain auto- immune diseases and cardiovascular disorders. The article also highlighted that the vast majority of human stem cell trials have focused on clinical applications for hematopoietic and/or mesenchymal stem cells, both of which may be obtained from peripheral blood, bone marrow, or umbilical cord blood and placenta. The National Institutes of Health lists more than 1,500 clinical trials currently underway investigating adult stem cell use as potential therapies for a wide-range of diseases, including, cancer, diabetes, heart and vascular disease, and autoimmune disorders such as lupus, multiple sclerosis and arthritis. More than 500 of these trials relate to autologous use.

NeoStem's ability to provide adult stem cell collection and banking services to the general population for their future medical use places the Company in a unique position to benefit from the rapidly growing need for autologous, blood-derived stem cells. We believe that as clinical understanding of the benefits of blood-derived stem cells grows, so does the potential value of a personal supply of one's own stem cells. With our expanding nationwide network of collection centers, we are enabling people to donate and store their own stem cells for their personal use in times of future medical need.

Plan of Operations

The Company is engaging in the business of autologous adult stem cell collection, processing and banking. The Company believes that as adult stem cell therapies obtain necessary regulatory approvals and become more and more widely used, individuals will need the infrastructure, methods and procedures being developed by the Company to have their stem cells safely collected and conveniently stored for future therapeutic use. The Company intends to generate revenues from the following:

•  up front and annual fees from the collection centers in our network

•       initial collection of adult stem cells

•       processing and storage of adult stem cells (generating recurring revenue)

•       utilization of adult stem cells (when stem cells are used)

The Company is developing a service model to create a source of stem cells that potentially enables physicians to treat a variety of diseases and engage in research to progress therapeutic development using adult stem cells. The Company anticipates fees being derived from collection centers operated by physicians and medical institutions who join its network. Currently, the Company generates revenues through upfront and annual fees from the collection centers in our network, patient collection fees, processing center fees and storage fees. The Company is also seeking to obtain government grants and catalogue and store adult stem cells in a biorepository. As this biorepository grows, it is anticipated there will be revenues derived from relationships with pharmaceutical companies and other companies developing stem cell therapies who require access to cells. The Company is currently processing and storing the adult stem cells collected with its processes at its California facility. In 2007 the Company entered into an agreement with New England Cryogenic Center, Inc. (“NECC”) pursuant to which NECC (subject to receipt of appropriate licensure) will provide processing and cryogenic storage services for adult stem cells collected by members of the Company’s network. This strategic alliance with NECC, one of the country’s largest cryogenic laboratories, will provide increased processing and storage capacity, redundancy of storage and an expanded Northeast presence as the Company expands its services and collection network in the United States. See “- Processing and Storage.”

The Company plans to:

• continue to expand the geographic scope of its collection business.

• continue to expand its patent portfolio in the adult stem cell arena. Toward this end, in November 2007 the Company acquired the exclusive worldwide license to the VSEL technology and is sponsoring additional research relating to the VSEL technology at the University of Louisville and has exclusive rights to the results of this research. See “- Research and Development; Therapeutics Marketplace.”

• continue to explore acquisition opportunities of revenue generating businesses in healthcare, including businesses that are synergistic with or additive to our current business.

• continue to explore entering the adult stem cell supply business for research.

Marketing and Customers

The Company is embarking on a marketing, advertising and sales campaign individually and through collaborations with others for the purpose of educating physicians and potential clients on the benefits of adult stem cell collection and storage. The Company’s “Go-To-Market” strategy is to drive this general awareness. The essence of this strategy is to reach the end-customers as quickly as possible and to accelerate the adoption curve of our service. In addition, the Company plans to utilize marketing resources to increase the number of physicians who collaborate with us in the operation of collection centers.

The Company believes several consumer segments may recognize and experience the long-term benefits from banking their own stem cells. These include:

•       Individuals with a family history of serious diseases that show potential for treatment with stem cell therapies that are currently under research, e.g., diabetes, heart disease, or cancer

•       Wellness and regenerative medicine communities

•       Families who have already banked the umbilical cord blood from their newborns

•       Patients diagnosed with early-stage cancer, cardiovascular disease, or diabetes

•       High net worth and educated consumers

•       Individuals at high risk for radiation exposure or hazardous materials

The Company is designing its marketing efforts to educate physicians on the benefits both of making stem cell collection and banking services available to their adult patients and participating in our collection program.

Company Initiatives

The Company’s current initiatives include plans to:

•       Develop strategic initiatives with cord blood companies, tissue banks and pharmaceutical companies

•       Collaborate with academic institutions on licensing opportunities, build out of collection centers and provision of collection services for ongoing clinical trials (see above)

•       Develop partnerships with executive health programs, wellness physicians, concierge medical programs, medical spas and first responder groups

•       Expand the Company’s intellectual property portfolio within the stem cell arena (see above)

•       Expand its Government Programs Initiatives, and in this regard has efforts underway targeting key federal and state agencies as well as congressional committees in order to raise awareness of the benefits of adult stem cell therapy as a treatment option

•       Submit grant applications to National Institutes of Health and others to fund Company programs

•       Assist in further developing The Stem for Life Foundation, an adult stem cell foundation formed to generate awareness of stem cell therapies

In April 2007, the Company participated in the founding of The Stem for Life Foundation (the “Foundation”). The Mission of the Foundation is to heighten public awareness and knowledge of the benefits and promise of Adult Stem Cells in treating serious medical conditions. The Foundation is committed to assisting those who protect us. First Responders (Fire, Police, Rescue and Military) are at high risk for exposure to radiation, burns, wounds, and other trauma. The Foundation will help provide resources, not just for those emergency workers, but also to other individuals who become chronically ill and will be in need of assistance to collect, process and store their own stem cells now for use in the future. The Foundation was formed under the Pennsylvania Not-for-Profit Corporation Law and is intended to qualify as a 501(c)(3) corporation under the Internal Revenue Code, as amended. Certain members of the Company’s management are officers and/or sit on the Board of Trustees of the Foundation.

Adult Stem Cell Collections

During 2007, we were focused on establishing a nationwide network of collection centers and participating physicians in certain major metropolitan areas of the United States to drive growth, with the goal of generating significant revenue in 2008.

Initial participants in our collection center network have been single physician practices who opened collection centers in California, Pennsylvania and Nevada. Revenues generated by these early adopters have not been significant and are not expected to become significant. However, these centers have served as a platform for the development of the Company’s business model and today the Company is focusing on multi-physician and multi-specialty practices joining its network.

In October 2007, the Company signed an agreement to open an adult stem cell collection center with ProHEALTH Care Associates, one of the largest and most prominent multi-specialty practices in the region, with over 100 doctors and 500,000 patients. In January 2008 ProHEALTH received a provisional license from the New York State Department of Health. In March 2008, the Company entered into an agreement with HC Resource Solutions to provide marketing and sales activities with regard to the ProHEALTH facility at a monthly cost of $10,000, one-half of which is being reimbursed to the Company by an affiliate of ProHEALTH. Launch activities are currently underway.

The Company is currently reviewing its opportunities for multi-physician and multi-specialty practices in New York City to join its network and is anticipating the end of the second quarter of 2008 as the date by which the identification of this practice group will be completed.

The terms of the Company’s collection center agreements are substantially similar. The Company provides adult stem cell processing and storage services, as well as management, expertise and other services to the collection center. In each case, the collection center agrees that the Company will be the exclusive provider to it of adult stem cell processing and storage, management and other specified services. The agreements generally provide for the payment to the Company by the collection center of specified marketing and support fees and annual network services fees, and provide a fee schedule and the allocation of expenses and revenues among the parties. Each of the agreements is for a multi-year period, depending on the particular center, typically has an automatic renewal for consecutive one year periods at the end of the initial term and may relate to a territory. The agreements contain insurance obligations and indemnification provisions, limitations on liability and other standard provisions. The Company grants to each collection center a non-exclusive license to use its trademarks and intellectual property but otherwise retains all rights thereto, and each collection center is bound by confidentiality obligations to the Company and non-competition provisions. The agreements may be terminated upon prior written notice of a specified period in advance upon certain uncured material breaches of the agreement or, depending on the agreement, certain other specified occurrences.

In order to increase the number and quality of physician practices joining the collection network, the Company has entered into development agreements with two separate entities experienced in recruiting and organizing physician practices to identify locations, form entities and guide those entities through the process of joining our network and opening a collection center.

In January 2008, the Company entered into a Development Agreement with CelVida LLC (“CelVida”), an entity formed by individuals experienced in recruiting and organizing physicians and their practices, to act as a developer of collection centers to join the Company’s network by finding locations, organizing operating entities and guiding those entities in constructing, equipping, furnishing and staffing the collection facility. Pursuant to the terms of the agreement, CelVida may from time to time identify to NeoStem territories in which it proposes performing due diligence to determine the feasibility of locating one or more centers in the territory. NeoStem may, in its discretion, advise whether CelVida may or may not proceed in the identified territory and in the event CelVida is authorized to proceed, CelVida has specified time periods in which to complete its due diligence as to feasibility, organize an operating entity for the center and construct, equip, furnish and staff a center for operation. So long as these periods are adhered to and subject to the Company’s right to choose at its option not to enter into a collection center agreement with a proposed entity for a proposed territory, the Company will refrain from engaging in discussions or authorizing any person other than CelVida to take any action to develop a center in the specified territory (“exclusivity”). In the event CelVida does not complete each of these tasks within the specified period of time, then CelVida’s rights to exclusivity in the territory cease. CelVida is bound by certain confidentiality provisions and non-competition provisions. The Agreement is for an initial term of three (3) years and may be terminated by either party by giving prior notice to the other party upon their uncured material breach of the Agreement. Pursuant to the terms of this Agreement, in January 2008, the Company and CelVida signed a collection center agreement with respect to the Miami/Coral Gables, Florida area.

In October 2007, the Company entered into a development agreement with Stem Collect LLC (“Stem Collect”) that also provides for a structure similar to CelVida by which due diligence may be performed, and entities organized to construct, equip, furnish and staff a center for operation in a territory. Stem Collect is bound by certain confidentiality provisions and non-competition provisions. Exclusivity is provided to Stem Collect so long as time periods relating to progression in opening centers are complied with. In exchange for an initial 24 territories identified by the parties, including six initial territories in which Stem Collect intends to conduct due diligence in connection with the opening of a center and for which Stem Collect was given exclusivity, Stem Collect agreed to make certain upfront payments of which $30,000 were paid through December 31, 2008. In December 2007, the parties amended the terms of this agreement to provide for the extension of certain other payment and notice periods under the development agreement and in March 2008 Stem Collect advised the Company that due diligence resulting in their revising their targeted locations and associated funding requirements were requiring that Stem Collect have additional time to meet its notice and payment obligations under the development agreement. Accordingly, the parties have agreed in principal to a restructuring of the development agreement and discussions are underway. Pursuant to the development agreement, a center agreement has been entered into with Stem Collect Beverly Hills.

Part of the Company’s strategy is to leverage off of established companies in the blood collection and storage arena. To this end, on December 15, 2006, the Company entered into a five year agreement with HemaCare Corporation (“HemaCare”) pursuant to which HemaCare will provide the Company with collection services for the procurement of adult stem cells from peripheral blood for the purpose of long-term storage. HemaCare will provide services consisting of apheresis collection of adult stem cells from peripheral blood for long-term storage and for other purposes, such as research purposes, if requested by the Company. These services will be provided at either a HemaCare facility, a Company facility or a third party center affiliated with the Company, including members of the Company’s physician’s network, subject to the terms of HemaCare’s license and other regulatory requirements. HemaCare has operations on the West Coast and parts of the Northeast. Additionally, under the agreement HemaCare will provide to the Company standard operating procedures (“SOPs”) for the collection of peripheral blood progenitor cells to be used by the Company as its own SOPs and will keep these SOPs up to date. The Company may continue to use the SOPs for up to ten years following termination of the agreement, subject to continued payment by the Company of a maintenance fee. HemaCare will also provide the Company with assistance in staff training and opening other facilities, whether Company owned facilities or a third party center affiliated with the Company, including members of the Company’s physician’s network.

The provision of apheresis, services for the collection of adult stem cells from peripheral blood for long term storage, will be provided to the Company on an exclusive basis during the term of the agreement. The Company has also given to HemaCare the first right to negotiate an arrangement with the Company for the provision of other collection services should the Company choose to expand its business model. New inventions that may arise as a result of performance of the services will be the sole property of the Company and we may seek intellectual property protection for such new inventions, if any. The parties have agreed to standard confidentiality obligations during the term of the agreement and for three years thereafter. The agreement is for a term of five years, subject to earlier termination by either party, generally upon 180 days’ prior notice. The Company will provide to HemaCare payment for such services as set forth in the agreement, which will be fixed for a 12 month period and may thereafter be increased based on mutual agreement of the parties. The parties are currently in discussions relating to new payment terms. The services will be provided by HemaCare in accordance with all FDA regulations and guidelines, licensing requirements of any jurisdiction in which the services are performed, cGMP standards and all other applicable federal, state or local laws. This agreement supersedes the terms of a prior agreement with HemaCare acquired by the Company in connection with the acquisition of its adult stem cell business in January 2006 from NS California.

Processing and Storage

The Company is currently processing and storing the adult stem cells collected with its processes at its California facility. The California facility has a biologics license from the State of California. California requires a laboratory to be in full compliance with the American Association of Blood Banks (“AABB”) in order to be licensed. In April 2007, the Company received two provisional licenses from the State of New York for its California facility. The first license permits the Company’s California facility to collect, process and store hematopoietic progenitor cells (“HPCs”) collected from New York residents. The second license permits solicitation in New York relating to the collection of HPCs. A third provisional license received in January 2008, permits the California facility to collect, process, store and use for medical research HPCs collected from New York residents. Each license is subject to certain limitations stated therein. The Company will need to transfer its processing and storage operations to a larger facility in the near term due to space constraints at its California facility. The Company is considering opportunities on the east coast, including utilizing New England Cryogenic Center, Inc. (“NECC”) as its primary processing and storage facility or opening a processing and storage facility in connection with its activities at the University of Louisville or at some other AABB licensed facility.

Effective as of August 15, 2007, the Company entered into a Master Services Agreement (the "services agreement") with NECC, under which NECC will provide processing and cryogenic storage services for adult stem cells ("ASCs") collected by the Company. This strategic alliance with NECC, one of the country’s largest cryogenic laboratories, will provide increased processing and storage capacity, redundancy of storage and an expanded Northeast presence as the Company expands its services and physician's network in the United States. The Company is also considering making NECC its primary processing and storage facility in connection with transferring its processing and storage operations from its California facility. The services agreement is for an initial term of five years, with automatic renewal for consecutive two year periods at the end of the initial term. The parties will enter into a statement of work for each specific project to be performed by NECC under the services agreement, with the responsibilities of the parties, specific fees for processing and cryogenic storage and expense reimbursement to be agreed upon in each statement of work. The services agreement contains standard confidentiality and mutual indemnification provisions. The Company generally retains the rights to all inventions and intellectual property developed during the course of performance of a project under the services agreement, and NECC is bound by certain non-competition provisions during the term of the services agreement and for two years thereafter. Either party may terminate the services agreement upon 180 days' written notice prior to the end of the then current term, or at any time upon certain uncured events of default. NECC will continue to store ASCs for not less than 12 months from the date of any termination so as to enable the Company to make appropriate arrangements for replacement of processing and storage services. Effective as of August 15, 2007, the parties have entered into the first statement of work under the services agreement pursuant to which NECC is to provide processing and cryogenic storage at its FDA registered and licensed facility in Newton, Massachusetts. NECC has applied for a license from the State of New York to process, store and use for research HPCs collected from New York residents.

Industry and Geographical Segmental Information

As a result of the Company’s acquisition of substantially all the assets and operations of NS California on January 19, 2006, through March 2007 the Company had operations in two segments. One segment is the collection, processing and banking of adult stem cells and the other segment was the “run off” of its sale of extended warranties and service contracts via the Internet. This “run-off” of warranty and service contracts was completed in March 2007. For further financial information regarding segments, please see the financial statements and notes thereto included elsewhere in this report. The Company’s operations are conducted entirely in the United States.

Acquisition of NS California, Inc.

On January 19, 2006, the Company, through a wholly-owned subsidiary, consummated its acquisition of the assets of NS California relating to NS California’s business of collecting, processing and storing adult stem cells, pursuant to an Asset Purchase Agreement dated December 6, 2005. The purchase price consisted of 50,000 shares of the Company’s common stock, plus the assumption of certain enumerated liabilities of NS California and liabilities under assumed contracts. The Company also entered into employment agreements with NS California’s chief executive officer and one of its founders as part of the transaction. NS California was incorporated in California in July 2002, and from its inception through the acquisition by the Company was engaged in the sale of adult stem cell banking services. In October 2003, NS California leased laboratory space in a research facility at Cedars Sinai Hospital in California and entered into an agreement with a third party to provide adult stem cell collection services. By December 2003, NS California had outfitted its laboratory with equipment for processing, cryopreservation and storage of adult stem cells. In May 2004, after a validation process and inspection and approval by the State of California, NS California received a biologics license and commenced commercial operations. In January 2005, NS California moved its adult stem cell processing and storage facility to Good Samaritan Hospital in California. NS California was compelled to cease operations because it did not have sufficient assets to complete the revalidation of the new laboratory and NS California’s biologics license was suspended. In October 2005, NS California restarted the validation of the laboratory at Good Samaritan Hospital, and on May 29, 2006 the Company was issued a new biologics license from the State of California. Pursuant to the Asset Purchase Agreement, NS California was obligated to return to the Company (out of the 50,000 shares of common stock issued) 167 shares per day for each day after February 15, 2006 that such biologics license had not been issued up to a total of 10,000. NS California has returned 10,000 shares to the Company.

Prior Relationship with NS California

On March 31, 2004, the Company entered into a joint venture agreement to assist NS California in finding uses of and customers for NS California’s services and technology. The Company’s initial efforts concentrated on developing programs utilizing NS California’s services and technology through government agencies. That agreement was terminated as a result of the NS California acquisition. On September 9, 2005, the Company signed a revenue sharing agreement with NS California pursuant to which the Company had agreed to fund NS California certain amounts to pay pre-approved expenses and other amounts based on a formula relating to the Company’s ability to raise capital. Once funded, NS California would pay the Company monthly based on the revenue generated in the previous month with a minimum payment due each month. That agreement was terminated as a result of the NS California acquisition.

RESEARCH AND DEVELOPMENT; THERAPEUTICS MARKETPLACE

In addition to our platform business of collecting, processing and storing adult stem cells from the peripheral blood, we recently entered the research and development arena through our acquisition from the University of Louisville of the worldwide exclusive license to the VSEL technology.

Acquisition of VSEL Technology

On November 13, 2007, the Company entered into an acquisition agreement with UTEK Corporation ("UTEK") and Stem Cell Technologies, Inc., a wholly-owned subsidiary of UTEK ("SCTI"), pursuant to which the Company acquired all the issued and outstanding common stock of SCTI in a stock-for-stock exchange. Pursuant to a license agreement (the "License Agreement") between SCTI and the University of Louisville Research Foundation ("ULRF"), SCTI owns an exclusive, worldwide license to a technology developed by researchers at the University of Louisville to identify and isolate rare stem cells from adult human bone marrow, called VSELs (very small embryonic like) stem cells. Concurrent with the SCTI acquisition, NeoStem entered into a sponsored research agreement (the "Sponsored Research Agreement" or "SRA") with ULRF under which NeoStem will support further research in the laboratory of Mariusz Ratajczak, M.D., Ph.D., a co-inventor of the VSEL technology and head of the Stem Cell Biology Program at the James Graham Brown Cancer Center at the University of Louisville. SCTI was funded by UTEK in amounts sufficient to pay certain near-term costs under the License Agreement and the SRA. In consideration for the acquisition, the Company issued to UTEK 400,000 unregistered shares of its common stock for all the issued and outstanding common stock of SCTI.

VSELs have many characteristics typically found in embryonic stem cells, including the ability to differentiate into specialized cells found in different types of tissue that would be able to interact with the specific organ in order to repair degenerated, damaged or diseased tissue (the three "Ds" of aging). NeoStem has the ability to harvest and cryopreserve these VSELs from individual patients, setting the stage for their use in personalized regenerative medicine. If VSELs can be expanded from individual patients and their potential to develop into different types of tissue cells maintained, it would represent a significant step toward overcoming the two major limitations in the development of stem cell therapies today, the ethical dilemma regarding use of embryonic stem cells and the immunological problems associated with using cells from a third party donor.

Under the License Agreement, SCTI agreed to engage in a diligent program to develop the VSEL technology. Certain license fees and royalties are to be paid to ULRF from SCTI, and SCTI is responsible for all payments for patent filings and related applications. The prior funding of SCTI by UTEK will pay for a portion of SCTI’s obligations. The License Agreement, which has an initial term of 20 years, calls for the following specific payments: (i) reimbursement of $29,000 for all expenses related to patent filing and prosecution incurred before the effective date (“Effective Date”) of the license agreement (all of which has been paid); (ii) a non-refundable prepayment of $20,000 creditable against the first $20,000 of patent expenses incurred after the Effective Date, due upon commencement of research under the SRA; (iii) a non-refundable license issue fee of $46,000, due upon commencement of research under the SRA; (iv) a non-refundable annual license maintenance fee of $10,000 upon issuance of the licensed patent in the United States; and (v) a royalty of 4% on net sales. The License Agreement also contains certain provisions relating to "stacking," permitting SCTI to pay royalties to ULRF at a reduced rate in the event it is required to also pay royalties to third parties exceeding a specified threshold for other technology in furtherance of the exercise of its patent rights or the manufacture of products using the VSEL technology.

Although the funds obtained through the acquisition of SCTI were to fund near term obligations under our agreements relating to the VSEL technology, substantial additional funds will be needed to continue to fund needed research and development activities in order to seek to develop a product for the commercial marketplace and meet our due diligence obligations under the license agreement. The Company anticipates seeking to obtain such funds through applications for State and Federal grants, direct investments into SCTI, sublicensing arrangements as well as other funding sources to help offset all or a portion of the costs associated with developing the VSEL technology.

SCTI has the right to sublicense the VSEL technology in accordance with the terms of the License Agreement. The License Agreement also sets forth the parties rights and obligations with regard to patent prosecution, including that SCTI will take the lead in connection therewith. SCTI can terminate the License Agreement for any reason upon 60 days' prior written notice, and either party can terminate upon 30 days' prior written notice upon certain uncured material breaches of the agreement or immediately upon certain bankruptcy related events. Portions of the license may be converted to a non-exclusive license if SCTI does not diligently develop the VSEL Technology or terminated entirely if SCTI chooses to not pay for the filing and maintenance of any patents thereunder. ULRF retained the right under the License Agreement to license and practice the VSEL Technology for noncommercial purposes only, such as education, academic research, teaching and public service, and also retained the right of publication subject to certain confidentiality limitations and prior review by SCTI.

Sponsored Research of VSEL Technology

Concurrently with the License Agreement, the Company entered into the Sponsored Research Agreement with ULRF. Pursuant to the SRA, the Company will support additional research relating to the VSEL technology to be carried out in the laboratory of Dr. Ratajczak as principal investigator. In return, the Company will receive the exclusive first option to negotiate a license to the research results. Under the SRA, the Company agrees to support the research as set forth in a research plan in an amount of $375,000. The prior funding of SCTI by UTEK will pay for a portion of these research costs. Such costs are to be paid by the Company in accordance with a payment schedule which sets forth the timing and condition of each such payment over a two and one-half year period which commences with the commencement of the research, as follows: (i) $100,000 upon receipt of all approvals and stem cell specimens on which to perform the research (the “First Payment Date”); (ii) $100,000 on the first yearly anniversary of the First Payment Date; (iii) $75,000 on the second yearly anniversary of the First Payment Date; and (iv) $25,000 upon the achievement of each of four specified milestones.

Under the SRA, ULRF retains the rights to intellectual property developed by its employees in performance of the research relating to the VSEL Technology, and the Company and ULRF jointly own intellectual property developed jointly by employees of ULRF and the Company in performance of the research. So long as the Company continues to support and fund the filing of patent applications and other intellectual property protection for the same, the Company has the first option to negotiate for an exclusive, worldwide commercial license to ULRF's interest in any such developed or jointly developed intellectual property. The SRA also establishes rates for royalties and revenue sharing between the parties in the event no license agreement is executed with regard to joint intellectual property but one party chooses to develop or license it to a third party.

The term of the research is two and one-half years and shall commence after all applicable institution (e.g., institutional review board ("IRB")) and Federal approvals are obtained and upon the adult stem cell specimens required for the research being provided to the laboratory. Certain of SCTI's diligence obligations with respect to developing the VSEL technology commence upon receipt of these cell specimens. Either party may terminate the SRA if Dr. Ratajczak is unable to perform the research and an acceptable successor is not available, or if required approval of a review committee at the University of Louisville or ULRF is not given or is withdrawn. The Company may terminate the SRA upon 90 days' written notice to ULRF and either party may terminate the SRA on 30 days' written notice in the event of uncured defaults or breaches. In March 2008, the Company shipped to Dr. Ratajczak the preliminary specimens needed for the research for which an initial IRB approval is in place.

Other Research

We are reviewing our options with regard to establishing an independent research facility on our own or in collaboration with other commercial or blood banking entities on the East Coast in order that we may expand our research activities relating to the VSEL technology and potentially other research projects identified from time to time.

The Company is also in discussions relating to other research at the U of L in the laboratories of other research scientists to generate data relating to other clinical applications of VSELS, including neural, cardiac and ophthalmic, among others.

POTENTIAL ACQUISITIONS

We have recently engaged a financial advisor on an exclusive basis for a six month period through August 15, 2008 to assist us in exploring acquisition opportunities of revenue generating businesses, both domestically and abroad, including businesses that are synergistic with our current business or additive to our current business. There can be no assurance, however, that any particular transaction will be completed or that any other suitable opportunities will arise.

INTELLECTUAL PROPERTY

We are seeking patent protection for our technology. The Company acquired and is prosecuting two pending U.S. patent applications which had been filed by NS California. The first patent application is directed to a process by which stem cells from the bone marrow are mobilized, isolated from adult peripheral blood and stored. The second patent application is directed to the analysis of stored stem cells to provide information relating to the etiology, diagnosis, prognosis and treatment of disease. The second patent application is further directed to the use of stem cells to treat infectious disease and cancer. In addition, the Company has filed a patent application directed to low-dose, short course, cytokine induction of stem cell immobilization. Pursuant to the License Agreement, SCTI acquired from ULRF the exclusive, worldwide license to patents and know-how relating to very small embryonic-like (VSEL) stem cells. A U.S. patent application filed by ULRF on the VSEL technology is being prosecuted by the Company. This patent relates to the method of isolating and using VSELs. SCTI also received a license under the License Agreement to unpatented inventions and discoveries contained in certain manuscripts relating to transplantation of VSELs and mobilization of VSELs in certain circumstances, which may be pursued in subsequently filed patent applications. There can be no assurance that any of the Company’s patent applications will issue as patents or should patents issue that they will not be found invalid. The patent position of biotechnology companies generally is highly uncertain and involves complex legal, scientific and factual questions.

GOVERNMENTAL REGULATION

For a description of matters relating to governmental regulation, please see “Risk Factors - Risks Relating to the Company’s Business - We operate in a highly regulated environment, and our failure to comply with applicable regulations, registrations and approvals would materially and adversely affect our business,” “Risk Factors - Risks Relating to the Company’s Business - Our adult stem cell collection, processing and storage business was not contemplated by many existing laws and regulations” and “Risk Factors - Risks Relating to the Company’s Business - Our new research and development activities present additional risks.”

COMPETITION

For a description of matters relating to competition, please see “Risk Factors - Risks Relating to Competition” and “Risk Factors - Risks Relating to the Company’s Business - Our new research and development activities present additional risks.”

FINANCING ACTIVITIES

2007 Financing Activities

In January 2007, the Company had entered into a strategic alliance with UTEK, a specialty finance company focused on technology transfer, as part of its plan to move forward to expand its proprietary position in the adult stem cell collection and storage arena as well as the burgeoning field of regenerative medicine. The purpose of the agreement was to identify potential technology acquisition opportunities that fit the Company’s strategic vision. Through its strategic alliance agreements with companies in exchange for their equity securities, UTEK assists such companies in enhancing their new product pipeline by facilitating the identification and acquisition of innovative technologies from universities and research laboratories worldwide. UTEK is a business development company with operations in the United States, United Kingdom and Israel. In January 2007, the Company issued 12,000 shares of common stock to UTEK, vesting as to 1,000 shares per month commencing January 2007. See above for information on the Company’s acquisition of the VSEL technology in November 2007 via a transaction with UTEK.

In January and February 2007, the Company raised an aggregate of $2,500,000 through the private placement of 250,000 units at a price of $10.00 per unit to 35 accredited investors (the “January 2007 private placement”). Each unit was comprised of two shares of the Company’s common stock, one redeemable seven-year warrant to purchase one share of common stock at a purchase price of $8.00 per share and one non-redeemable seven-year warrant to purchase one share of common stock at a purchase price of $8.00 per share. The Company issued an aggregate of 500,000 shares of common stock, and warrants to purchase up to an aggregate of 500,000 shares of common stock at an exercise price of $8.00 per share. Emerging Growth Equities, Ltd (“EGE”), the placement agent for the January 2007 private placement, received a cash fee equal to $171,275 and was entitled to expense reimbursement not to exceed $50,000. The Company also issued to EGE redeemable seven-year warrants to purchase 34,355 shares of common stock at a purchase price of $5.00 per share, redeemable seven-year warrants to purchase 17,127 shares of common stock at a purchase price of $8.00 per share and non-redeemable seven-year warrants to purchase 17,127 shares of common stock at a purchase price of $8.00 per share. Pursuant to the terms of the January 2007 private placement, the Company was obligated to prepare and file, no later than ten days after the filing of the Company’s Annual Report on Form 10-K, a registration statement with the SEC to register the shares of common stock issued to the investors and the shares of common stock underlying the warrants issued to the investors and to EGE. Such registration statement was filed with the SEC on February 7, 2007. The January 2007 private placement was conditioned upon entry by the Company’s Board of Directors and executive officers into a lock-up agreement, pursuant to which such directors and officers will not, without the consent of EGE, sell or transfer their common stock until the earlier of: (a) six months following the effective date of the registration statement filed to register the shares underlying the units, or (b) twelve months following the sale of the units. This registration statement was declared effective by the SEC on April 25, 2007.

In August, 2007, the Company raised an aggregate of $6,350,000 through a best efforts underwritten public offering of 1,270,000 units at a price of $5.00 per unit (the “August 2007 public offering”). Each unit consisted of one share of common stock and a five year Class A warrant to purchase one-half a share of common stock at a price of $6.00 per share. Thus, 1,000 units consisted of 1,000 shares of common stock and Class A warrants to purchase 500 shares of common stock. The aggregate number of units sold was 1,270,000, the aggregate number of shares of common stock included within the units was 1,270,000 and the aggregate number of Class A Warrants included within the units was 535,000. Mercer Capital, Ltd. (“Mercer”) acted as lead underwriter for the August 2007 public offering. In connection with this offering, the Company issued five year warrants to purchase an aggregate of 95,250 shares of common stock at $6.50 per share to Mercer and other participating underwriters. After payment of underwriting commissions and expenses and other costs of the August 2007 public offering, the aggregate net proceeds to the Company were $5,620,000.

2006 Financing Activities

On December 30, 2005, and in January 2006, the Company consummated the private placement sale to 19 accredited investors of units consisting of convertible promissory notes and detachable warrants (“the WestPark private placement”). Gross proceeds raised were $250,000 on December 30, 2005 and $250,000 in January 2006, totaling an aggregate of $500,000 in gross proceeds. Each unit was comprised of: (a) a nine month note in the principal amount of $25,000 bearing 9% simple interest, payable semi-annually, with the 2nd payment paid upon maturity, convertible into shares of the Company’s common stock at a conversion price of $6.00 per share; and (b) 4,167 detachable three year warrants, each for the purchase of one share of common stock at an exercise price of $12.00 per share. The notes were subject to mandatory conversion by the Company if the closing price of the common stock had been at least $18.00 for a period of at least 10 consecutive trading days prior to the date on which notice of conversion was sent by the Company to the holders of the promissory notes, and if the underlying shares were then registered for resale with the SEC. Holders of the units are entitled to certain registration rights (see below). The Company issued to WestPark Capital, Inc., the placement agent for the WestPark private placement, (i) 5,000 shares of common stock (2,500 shares on December 30, 2005 and 2,500 shares in January 2006); and (ii) warrants to purchase an aggregate of 8,334 shares of the Company’s common stock (4,167 on December 30, 2005 and 4,167 in January 2006). By January 2007 all the convertible promissory notes issued in the WestPark private placement had either been converted into shares of the Company’s common stock or repaid by the Company (see below).

In May 2006, the Company entered into an advisory agreement with Duncan Capital Group LLC (“Duncan”). Pursuant to the advisory agreement, Duncan provided to the Company on a non-exclusive best efforts basis, services as a financial consultant in connection with any equity or debt financing, merger, acquisition as well as with other financial matters. In return for these services, the Company was paying to Duncan a monthly retainer fee of $7,500 (50% of which could be paid by the Company in shares of its common stock valued at fair market value) and reimbursing it for its reasonable out-of-pocket expenses up to $12,000. Pursuant to the advisory agreement, Duncan also agreed that it or an affiliate would act as lead investor in a proposed private placement of securities, for a fee of $200,000 in cash and 24,000 shares of restricted common stock. On June 2, 2006 (the “June 2006 private placement”), the Company entered into a securities purchase agreement with 17 accredited investors (the “June 2006 investors”). DCI Master LDC, an affiliate of Duncan, acted as lead investor. Duncan received its fee as described above. The Company issued to each June 2006 investor shares of its common stock at a per-share price of $4.40 along with a five-year warrant to purchase a number of shares of common stock equal to 50% of the number of shares of common stock purchased by the June 2006 investor (together with the common stock issued, the “June 2006 securities”). The gross proceeds from this sale were $2,079,000. In February 2007, the term of this agreement was extended through December 2007. Additionally, it was amended to provide that the monthly retainer fee be entirely paid by issuing to Duncan an aggregate of 15,000 shares of common stock vesting monthly over the remaining term of the agreement. The vesting of these shares was accelerated in July 2007 such that they were fully vested and the advisory agreement was canceled in August 2007.

Pursuant to the securities purchase agreement for the June 2006 private placement, the Company expanded the size of its Board to four directors, and appointed Dr. Robin L. Smith as Chairman of the Board and Chief Executive Officer of the Company. Dr. Smith, who was previously Chairman of the Advisory Board of the Company, purchased 5,000 shares of common stock and warrants to purchase 2,400 shares of common stock pursuant to the terms of the securities purchase agreement. The Company also agreed to expand the size of the Board upon the initial closing under the securities purchase agreement to permit DCI Master LDC to designate one additional independent member to the Company’s Board of Directors reasonably acceptable to the Company. Richard Berman was originally appointed to the Company’s Board of Directors in November 2006 to serve as such designee. The securities purchase agreement also prohibits the Company from taking certain action without the approval of a majority of the Board of Directors for so long as the purchasers in the June 2006 private placement own at least 20% of the common stock, including making loans, guarantying indebtedness, incurring indebtedness that is not already included in a Board approved budget on the date of the securities purchase agreement that exceeds $100,000, encumbering the Company’s technology and intellectual property or entering into new or amending employment agreements with executive officers. DCI Master LDC was also granted access to Company facilities and personnel and given other information rights. Pursuant to the securities purchase agreement, all then current and future officers and directors of the Company were to not, without the prior written consent of DCI Master LDC, dispose of any shares of capital stock of the Company, or any securities convertible into, or exchangeable for or containing rights to purchase, shares of capital stock of the Company until three months after the effective date of the registration statement filed with the SEC to register the securities issued in the June 2006 private placement (described below). Such registration statement was declared effective on November 6, 2006.

The officers of the Company, as a condition of the initial closing under the securities purchase agreement for the June 2006 private placement, entered into letter agreements with the Company pursuant to which they converted an aggregate of $278,653 of accrued salary into shares of common stock at a per share price of $4.40. After adjustments for applicable payroll and withholding taxes which were paid by the Company, the Company issued to such officers an aggregate of 37,998 shares of common stock. The Company also adopted an Executive Officer Compensation Plan, effective as of the date of closing of the securities purchase agreement and pursuant to the letter agreements each officer agreed to be bound by the Executive Officer Compensation Plan. In addition to the conversion of accrued salary, the letter agreements provided for a reduction by 25% in base salary for each officer until the Company achieves certain milestones, the granting of options to purchase shares of common stock under the Company’s 2003 Equity Participation Plan which become exercisable upon the Company achieving certain revenue milestones and the acceleration of the vesting of certain options and restricted shares held by the officers. In January 2007, the milestones relating to the reduction in base salary had been achieved; however, the same officers (and in addition the Chief Executive Officer who became an employee in connection with the June 2006 private placement) agreed to subsequent amendments to or replacements of their employment agreements which provided instead for a 20% reduction in base salary and/or agreement by the officer to extend their employment term, as well as certain additional or amended terms.

In connection with the securities purchase agreement, on June 2, 2006 the Company entered into a registration rights agreement with each of the June 2006 investors (the “June 2006 registration rights agreement”). Pursuant to the June 2006 registration rights agreement, the Company was obligated to prepare and file no later than June 30, 2006 a registration statement with the SEC to register the shares of common stock and the warrants issued in the June 2006 private placement. The Company and the June 2006 investors agreed to amend the registration rights agreement and extend the due date of the registration statement to August 31, 2006. A registration statement was filed pursuant thereto and declared effective by the SEC on November 6, 2006.

Pursuant to the terms of the WestPark private placement (described above), the Company agreed to file with the SEC and have effective by July 31, 2006, a registration statement registering the resale by the investors in the WestPark private placement of the shares of common stock underlying the convertible promissory notes and the warrants sold in the WestPark private placement. In the event the Company did not do so, (i) the conversion price of the convertible promissory notes would be reduced by 5% each month, subject to a floor of $4.00; (ii) the exercise price of the warrants would be reduced by 5% each month, subject to a floor of $10.00; and (iii) the warrants could be exercised pursuant to a cashless exercise provision. The Company did not have the registration statement effective by July 31, 2006 and requested that the investors in the WestPark private placement extend the date by which the registration statement was required to be effective until February 28, 2007. The Company also offered to the investors the option of (A) extending the term of the convertible note for an additional four months from the maturity date in consideration for which (i) the Company would issue to the investor for each $25,000 in principal amount of the convertible note 568 shares of unregistered common stock; and (ii) the exercise price per warrant would be reduced from $12.00 to $8.00, or (B) converting the convertible note into shares of the Company’s common stock in consideration for which (i) the conversion price per conversion share would be reduced to $4.40; (ii) the Company would issue to the investor for each $25,000 in principal amount of the Note, 1,136 shares of common stock; (iii) the exercise price per warrant would be reduced from $12.00 to $8.00; and (iv) a new warrant would be issued substantially on the same terms as the original Warrant to purchase an additional 4,167 shares of common stock for each $25,000 in principal amount of the convertible note at an exercise price of $8.00 per share. Pursuant to this, the investor was also being asked to waive any and all penalties and liquidated damages accumulated as of the date of the agreement.

In September 2006, the Company revised the offer relating to the option of conversion of the WestPark Notes by eliminating the issuance of the additional 1,136 shares of common stock for each $25,000 in principal amount of the Note converted. As of October 30, 2006, investors holding $425,000 of the $500,000 of convertible promissory notes had agreed to convert them into shares of common stock and $162,500 (of which $137,500 in principal amount was subsequently transferred and converted by the transferees) had agreed to extend the term of the convertible promissory notes on the terms set forth above. On November 6, 2006, the registration statement was declared effective. In January 2007, the remaining $75,000 in outstanding convertible promissory notes were repaid.

During July and August 2006, the Company raised an aggregate of $1,750,000 through the private placement to 34 accredited investors of 397,727 shares of its common stock at $4.40 per share and warrants to purchase 198,864 shares of common stock at $8.00 per share (the “Summer 2006 private placement”). The terms of the Summer 2006 private placement were substantially similar to the terms of the June 2006 private placement.

CORPORATE ACTIONS

On August 29, 2006, our stockholders approved an amendment to our Certificate of Incorporation to effect a reverse stock split of our common stock at a ratio of one-for-ten shares. The primary purposes of effecting the reverse stock split was (i) to raise the per share market price of the Company’s common stock to facilitate future financing or to be able to use our capital stock in acquisitions, (ii) to raise the per share price to be able to possibly consider a Nasdaq or other listing for our shares in the future and (iii) to save administrative expenses by reducing the number of our stockholders. This reverse stock split was effective as of August 31, 2006.

Also on August 29, 2006, our stockholders approved an amendment to our Certificate of Incorporation to change our name from Phase III Medical, Inc. to NeoStem, Inc. As the Company’s business efforts were then focused on developing NS California’s (previously known as NeoStem, Inc.) business of adult stem cell collection and storage, it was appropriate to change the corporate name to NeoStem, Inc. to better reflect our current business operations.

On June 14, 2007, our stockholders approved an amendment to our Certificate of Incorporation to effect a reverse stock split of our common stock at a ratio between one-for-three and one-for-ten shares in the event it was deemed necessary by the Company’s Board of Directors to be accepted onto a securities exchange. On July 9, 2007, the Board authorized the reverse stock split at a ratio of one-for-ten shares in order to satisfy the listing requirements of the American Stock Exchange, to be effective concurrently with the initial closing of the Company’s August 2007 public offering. On August 9, 2007 the reverse split was effective and the Company’s common stock commenced trading on The American Stock Exchange under the symbol “NBS.”

FORMER BUSINESS OPERATIONS

History

The Company was incorporated under the laws of the State of Delaware in September 1980 under the name Fidelity Medical Services, Inc. Under prior management it engaged in various businesses, including the development and sale of medical imaging products, the retail sale and wholesale distribution of stationery and related office products in the United Kingdom, operation of a property and casualty insurance business, and ultimately through June 2002 was the sale of extended warranties and service contracts over the Internet covering automotive, home, office, personal electronics, home appliances, computers and garden equipment. In June 2002, management determined, in light of continuing operating losses, to discontinue its warranty and service contract business and to seek new business opportunities for the Company. See Medical Biotech/Business, below. In addition to such activities, since June 2002 the Company continued to “run off” the sale of its warranties and service contracts. This run off was completed in March 2007.

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

On July 24, 2003, the Company changed its name to Phase III Medical, Inc., which better described the Company’s then current business plan. On December 12, 2003, the Company signed a royalty agreement with Parallel Solutions, Inc. (“PSI”) to develop a new bioshielding platform technology for the delivery of therapeutic proteins and small molecule drugs. Under this agreement, the Company was to provide capital and guidance to PSI for a proof of concept study, and PSI was to pay the Company a percentage of revenues received from certain sales and licensing activities. PSI ultimately did not progress beyond the proof of concept stage and therefore there were no royalties to be paid to the Company. The last payments made by the Company to PSI were in 2004. The Company does not anticipate any further activity pursuant to the PSI agreement.

The Company engaged in various capital raising activities to pursue its new medical/biotech business, raising $489,781 in 2003, $1,289,375 in 2004, $1,325,000 in 2005 and $3,573,000 in 2006, respectively. Such capital raising activities from 2003 to 2006 enabled the Company to pursue the arrangements with PSI and NS California, and to launch the Company’s current adult stem cell business.

Employees

As of March 28, 2008, the Company had 16 employees, of which 12 are full-time.

ITEM 1A. RISK FACTORS

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

Since our inception in 1980, we have generated only limited revenues from sales and have incurred substantial net losses of $10,445,473, $6,051,400 and $1,745,039 for the years ended December 31, 2007, 2006 and 2005, respectively. We expect to incur additional operating losses as well as negative cash flow from our adult stem cell collection, processing and storage business operations until we successfully commercialize and develop this business, if ever. It is also expected that, beyond the utilization of the SCTI funds to support the near-term costs relating to our newly-acquired VSEL technology under the license and sponsored research agreements with the University of Louisville Research Foundation, the Company will incur losses and negative cash flow for the foreseeable future as a result of our new research and development activities until the VSEL technology can be successfully implemented, integrated into our business and commercialized, if ever.

We have a history of liquidity problems, which may affect our ability to raise capital.

At December 31, 2007, we had a cash balance of $2,304,227, working capital of $1,930,851 and stockholders’ equity of $3,316,194. Our history of illiquidity and losses may make it difficult for us to raise capital on favorable terms. We have from time to time raised capital for our activities through the sale of our equity securities and promissory notes. Most recently, we raised $2,500,000 in January and February 2007 through the private placement sale of our common stock and warrants to purchase our common stock, and $6,350,000 in August 2007 through the public offering sale of units consisting of shares of our common stock and warrants to purchase common stock. Such capital raising activities have enabled us to pursue our business plan and begin to grow our adult stem cell collection and storage business, including expanding marketing and sales activities. The funds we obtained through the acquisition of SCTI are sufficient to fund certain near term obligations under our agreements relating to our VSEL technology; however, substantial additional funds will need to be raised in order for us to continue to fund additional research and development activities relating to the VSEL technology, including in order to allow us to meet our development obligations under our license agreement with the University of Louisville Research Foundation. The Company anticipates seeking to obtain funds through applications for State and Federal grants, direct investments into SCTI, sublicensing arrangements as well as other funding sources to help offset all or a portion of these costs; however, there can be no assurance that such funding will be received.

We will need substantial additional financing to continue operations.

We will require substantial additional capital to fund our current operating plan for our business, including the development of our VSEL technology. In addition, our cash requirements may vary materially from those now planned because of expenses relating to marketing, advertising, sales, distribution, research and development and regulatory affairs, as well as the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities.

If we are unable to obtain future capital on acceptable terms, this will negatively affect our business operations and current investors.

We expect that in the future we will seek additional capital through public or private financings. Additional financing may not be available on acceptable terms, or at all. If additional capital is raised through the sale of equity, or securities convertible into equity, further dilution to then existing stockholders will result. If additional capital is raised through the incurrence of debt, our business could be affected by the amount of leverage incurred. For instance, such borrowings could subject us to covenants restricting our business activities, paying interest would divert funds that would otherwise be available to support commercialization and other important activities, and holders of debt instruments would have rights and privileges senior to those of equity investors. If we are unable to obtain adequate financing on a timely basis, we may be required to delay, reduce the scope of or eliminate some of our planned activities, any of which could have a material adverse effect on the business.

We will continue to experience cash outflows.

We continue to incur expenses, including the salary of our executive officers, rent, legal, marketing and accounting fees, insurance and general administrative expenses. We are building the infrastructure for our business and will experience additional cash outflows in the foreseeable future. It is not possible at this time to state whether we will be able to finance these cash outflows or when we will be able to achieve and sustain a positive cash position. Our ability to become profitable will depend on many factors, including our ability to successfully commercialize and develop the business. We cannot assure that we will ever become profitable and we expect to continue to incur losses. NS California, the company from which we initially acquired our adult stem cell business, had nominal operations and nominal assets at the time of our acquisition. From its inception in 2002 through September 30, 2005, NS California had aggregate revenues of $25,500, and aggregate losses of $2,357,940. We cannot guarantee that we will be more successful than NS California in achieving sufficient revenues for profitability. Even if we do achieve profitability, we cannot guarantee that we can sustain or increase profitability in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, then our business, results of operations, financial condition and cash flows will be materially and adversely affected. Because our strategy might include acquisitions of other businesses, products or technologies, acquisition expenses and any cash used to make these acquisitions will reduce our available cash.

Our stock has historically had limited trading volume.

Our common stock currently trades on the American Stock Exchange and until August 9, 2007 was traded on the OTC Bulletin Board, an electronic, screen-based trading system operated by the National Association of Securities Dealers, Inc. Our stock has generally been thinly traded and, although trading volume has increased since it has commenced trading on the American Stock Exchange, we cannot assure you that our stock will continue to have improved liquidity or that it will increase above current levels. Our Class A Warrants also trade on the American Stock Exchange, but have had very limited trading volume. As a result, an investor may find it difficult to dispose of our common stock or warrants.

Our securities prices could be volatile.

The price of our common stock has fluctuated in the past and may be more volatile in the future. Factors such as the announcements of government regulation, new products or services introduced by us or by our competition, healthcare legislation, trends in health insurance, litigation, fluctuations in operating results, our success in commercializing our business, market conditions for healthcare stocks in general as well as economic recession could have a significant impact on the future price of our common stock. The historically low volume of trading in our common stock has made it more vulnerable, and it may continue to be more vulnerable, to rapid changes in price in response to market conditions.

Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the price of our common stock and other securities.

We had 5,073,699 shares of common stock outstanding as of March 28, 2008. The following securities that may be exercised for, or are convertible into, shares of our common stock were issued and outstanding as of March 28, 2008:

• Options. Stock options to purchase 1,827,800 shares of our common stock at a weighted average exercise price of approximately $4.01 per share.

• Warrants. Warrants to purchase 1,377,688 shares of our common stock at a weighted average exercise price of approximately $7.25 per share.

• Class A Warrants. Warrants to purchase 635,000 shares of our common stock at an exercise price of $6.00 per share. The Class A warrants were issued in our public offering in August 2007.

• Underwriters Warrants. Warrants issued to the underwriter in our public offering in August 2007 to purchase 95,250 shares of our common stock at an exercise price of $6.50 per share (130% of the price of the common stock sold in the public offering).

The vast majority of the outstanding shares of our common stock, as well as substantially all the shares of our common stock that may be issued under our outstanding options, warrants, Class A warrants and underwriter warrants, are registered or otherwise not restricted from trading.

Our outstanding warrants may negatively affect our ability to raise additional capital.

During the terms of our outstanding warrants, Class A warrants and underwriter warrants, their holders are given the opportunity to profit from a rise in the market price of our common stock. So long as these warrants are outstanding, the terms on which we could obtain additional capital may be adversely affected. The holders of these warrants might be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by these warrants.

Failure To Maintain Effective Internal Controls In Accordance With Section 404 Of The Sarbanes-Oxley Act Could Have A Material Adverse Effect On Our Business And Stock Price.

If we fail to maintain adequacy of our internal controls in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.  During the course of our testing of our internal controls, we may identify, and have to disclose, material weaknesses or significant deficiencies in our internal controls that will have to be remediated. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may negatively affect our stock price.

RISKS RELATING TO THE COMPANY'S BUSINESS

If the potential of stem cell therapy to treat serious disease is not realized, the value of our stem cell collection, processing and storage and our development programs could be significantly reduced.

The potential of stem cell therapy to treat serious disease is currently being explored. Stem cell therapy is not a commonly used procedure and it has not been proven in clinical trials that stem cell therapy will be an effective treatment for diseases other than those currently addressed by hematopoietic stem cell transplants (hematopoietic stem cells are the stem cells from which all blood cells are made). No stem cell products have been successfully developed and commercialized to date, and none have received regulatory approval in the United States or internationally. Stem cell therapy may be susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy or other characteristics that may prevent or limit its approval or commercial use. The value of our stem cell collection, processing and storage and our development programs could be significantly reduced if the use of stem cell therapy to treat a wide-range of serious diseases is not proven effective in the near future.

Because the stem cell industry is subject to rapid technological and therapeutic changes, our future success will materially depend on the viability of the commercial use of stem cells for the treatment of disease.

Our success materially depends on the development of therapeutic treatments and cures for disease using stem cells. The broader medical and research environment for such treatments and cures critically affects the utility of stem cells, the services we offer to the public, and our future success. The value of stem cells in the treatment of disease is subject to potentially revolutionary technological, medical and therapeutic changes. However, future technological and medical developments or improvements in conventional therapies could render the use of stem cells and our services and equipment obsolete and unmarketable. As a result, there can be no assurance that our services will provide competitive advantages over other technologies. If technological or medical developments arise that materially alter the commercial viability of our technology or services, we may be forced to incur significant costs in replacing or modifying equipment in which we have already made a substantial investment prior to the end of its anticipated useful life. Alternatively, significant advances may be made in other treatment methods or in disease prevention techniques which could significantly reduce or entirely eliminate the need for the services we provide. The materialization of any of these risks could have a material adverse effect on our business, financial condition, the results of operations or our ability to operate at all.

We may be forced to undertake lengthy and costly efforts to build market acceptance of our stem cell collection, processing and storage services, the success of which is critical to our profitability. There can be no assurance that these services will gain market acceptance. To date, only a minimal number of collections have been performed at the collection centers in our network.

Our future success in the business of collecting, processing and storing adult stem cells depends on the successful and continued market acceptance of this service. Broad use and acceptance of our service requires marketing expenditures and education and awareness of consumers and medical practitioners who, under present law, must order stem cell collection on behalf of a potential customer. The time and expense required to educate and build awareness of our services and its potential benefits could significantly delay market acceptance and our ultimate profitability. The successful commercialization of our services will also require that we satisfactorily address the concerns of medical practitioners in order to avoid potential resistance to recommendations for our services and ultimately reach our potential consumers. No assurances can be given that our business plan and marketing efforts will be successful, that we will be able to commercialize our services, or that there will be market acceptance of our services or clinical acceptance of our services by physicians sufficient to generate any material revenues for us. To date, only a minimal number of collections have been performed at the collection centers in our network.

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

Historically, the FDA has not regulated banks that collect and store stem cells. More recent changes, however, require establishments engaged in the recovery, processing, storage, labeling, packaging or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (HCT/Ps) or the screening or testing of a cell tissue donor to register with the FDA. The registration requirement was effective as of January 2004 and we are currently so registered. The FDA also adopted rules in May 2005 that regulate current Good Tissues Practices (cGTP). We may be or become subject to such regulations, and there can be no assurance that we will be able, or will have the resources, to comply. Future FDA regulations could also adversely impact or limit our ability to market or perform our services. In order to collect and store blood stem cells we must conduct (or arrange for the conduct of) a variety of laboratory tests which are regulated under the federal Clinical Laboratory Improvement Amendments (CLIA). Any facility conducting regulated tests must obtain a CLIA certificate of compliance and submit to regular inspection.

Some states require additional regulation and oversight of clinical laboratories operating within their borders and some impose obligations on out-of-state laboratories providing services to their residents. Many of the states in which we, our strategic partners or members of our collection network engage in collection, processing or storage activities have licensing requirements that must be complied with. Additionally, there may be state regulations impacting the use of blood products that would impact our business. We currently have a biologics license from the State of California. We also have two provisional licenses from the State of New York, which permit the Company’s California facility to collect, process and store hematopoietic progenitor cells (“HPCs”) collected from New York residents, and also permit the solicitation in New York relating to the collection of HPCs. A third provisional license received in January 2008, permits the California facility to collect, process, store and use for medical research HPCs collected from New York residents. NECC, the cryogenic laboratory with whom we have formed a strategic alliance to provide additional processing and storage capacity for consumers on the East Coast, has applied for a license from the State of New York to process, store and use for research HPCs collected from New York residents. Each such license is or will be subject to certain limitations. There can be no assurance that we, our strategic partners or members of our collection center network will be able to obtain any necessary licenses required to conduct business in any states, or maintain licenses that are required and obtained with respect to such states, including California and New York. We may also be subject to state and federal privacy laws related to the protection of our customers’ personal health information to which we would have access through the provision of our services. We may be required to spend substantial amounts of time and money to comply with any regulations and licensing requirements, as well as any future legislative and regulatory initiatives. Failure to comply with applicable regulatory requirements or delay in compliance may result in, among other things, injunctions, operating restrictions, and civil fines and criminal prosecution which would have a material adverse effect on the marketing and sales of our services and impair our ability to operate profitably or preclude our ability to operate at all in the future. The Company will need to transfer its processing and storage operations to a larger facility due to space constraints at its California facility. The Company is considering opportunities on the east coast, including utilizing NECC as its primary processing and storage facility and opening a processing and storage facility in connection with its activities at the University of Louisville or at some other AABB licensed facility. Any delay in complying with licensing requirements applicable to a new processing and storage facility could have a material adverse impact on our business.

Our adult stem cell collection, processing and storage business was not contemplated by many existing laws and regulations.

The service that we provide is unique. It is not medical treatment, although it involves medical procedures. It is not clinical research, although we have recently entered the research and development arena relating to the VSEL technology and additional research participation is part of our business plan. Our research activities are subject to different regulations than our commercial activities. Our adult stem cell collection, processing and storage business was not contemplated by many of the regulations in the field in which we operate and as a result, there is often considerable uncertainty when we are analyzing the applicability of regulatory requirements. We have devoted significant resources to ensuring compliance with those laws that we believe to be applicable and when applicability of a law is in doubt, we have opted to comply in order to minimize risk. It is possible, however, that regulators may disagree with some of our interpretations of the law prompting additional compliance requirements or even enforcement actions. Such enforcement may have a material adverse effect on our operations or may require re-structuring of our operations or impair our ability to operate profitably.

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

Side effects or limitations of the stem cell collection process or a failure in the performance of our cryopreservation storage facility or systems could harm our business and reputation.

To the extent a customer experiences adverse side effects from the stem cell collection process, the quantities of stem cells collected through our process are ultimately determined to be in inadequate therapeutic amounts, or our cryopreservation storage service is disrupted, discontinued or our ability to provide banked stem cells is impaired for any reason, our business and operations could be adversely affected. Any equipment failure that causes a material interruption or discontinuance in our cryopreservation storage of stem cell specimens could result in stored specimens being damaged and unable to be utilized. Adverse side effects of the collection process, limitations of the collection process (such as whether the collection process produces a sufficient quantity of stem cells for all future therapeutic applications) or specimen damage (including contamination or loss in transit to us), could result in litigation against us and reduced future revenue, as well as harm to our reputation. Our insurance may not adequately compensate us for any losses that may occur due to any such adverse side effects, limitations or failures in our system or interruptions in our ability to maintain proper, continued, cryopreservation storage services. Our systems and operations are vulnerable to damage or interruption from fire, flood, equipment failure, break-ins, tornadoes and similar events for which we do not have redundant systems or a formal disaster recovery plan and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any claim of adverse side effects or limitations or material disruption in our ability to maintain continued uninterrupted storage systems could have a material adverse effect on our business, operating results and financial condition.

We are dependent on existing relationships with third parties to conduct our business.

Our process of collecting stem cells involves the injection of a “mobilizing agent” which causes the stem cells to leave the bone marrow and enter into the blood stream. The injection of this mobilizing agent is an integral part of the collection process. There is currently only one supplier of this mobilizing agent, and we are currently dependent upon our relationship with such supplier to maintain an adequate supply. Although we continue to explore alternative methods of stem cell collection, there can be no assurance that any such methods will prove to be successful. In the event that our supplier is unable or unwilling to continue to supply a mobilizing agent to us on commercially reasonable terms, and we are unable to identify alternative methods or find substitute suppliers on commercially reasonable terms, we may not be able to successfully commercialize our business. We are also currently using only one outside “apheresis” provider that also is expected to be the apheresis provider to certain of our collection centers being operated by members of our network. “Apheresis” is the process through which stem cells are extracted from a patient’s whole blood and it is an integral part of our collection process. Although other third parties could provide apheresis services, any disruption in the relationship with this service would cause a delay in the delivery of our services. In order to successfully commercialize our business, we will continue to depend upon our relationship with such companies or we or the collection centers operated by members of our network will need to develop internal capabilities to provide this service and obtain appropriate licensure. See also “- Our new research and development activities present additional risks” for additional risks relating to our dependence on third parties for development of our VSEL technology.

Our success will depend in part on establishing and maintaining effective strategic partnerships and collaborations, which may impose restrictions on our business and subject us to additional regulation.

A key aspect of our business strategy is to establish strategic relationships in order to gain access to critical supplies, to expand or complement our research and development or commercialization capabilities, or to reduce the cost of research and development or commercializing services on our own. There can be no assurance that we will enter into such relationships, that the arrangements will be on favorable terms or that such relationships will be successful. Relationships with licensed professionals such as physicians may be subject to state and federal laws including fraud and abuse regulations restricting the referral of business, prohibiting certain payments to physicians, or otherwise limiting our options for structuring a relationship. If our services become widely reimbursable by government or private insurers, we could be subject to additional regulation and perhaps additional limitations on our ability to structure relationships with physicians. Additionally, state regulators may impose restrictions on the types of business relationships into which licensed physicians or other licensed professionals may enter. Failure to comply with applicable fraud and abuse regulations or other regulatory requirements could result in civil fines, criminal prosecution or other sanctions. Even if we do enter into these arrangements, we may not be able to maintain these relationships or establish new ones in the future on acceptable terms. Furthermore, these arrangements may require us to grant certain rights to third parties, including exclusive rights or may have other terms that are burdensome to us. If any of our partners terminate their relationship with us or fail to perform their obligations in a timely manner, our research and development activities or commercialization of our services may be substantially impaired or delayed. If we fail to structure our relationships with physicians in accordance with applicable fraud and abuse laws or other regulatory requirements it could have a material adverse effect on our business.

We are dependent upon our management, scientific and medical personnel and we may face difficulties in attracting qualified employees or managing the growth of our business.

Our future performance and success are dependent upon the efforts and abilities of our management, medical and scientific personnel. Furthermore, our future growth will require hiring a significant number of qualified technical, medical, scientific, commercial, business and administrative personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. If we are not able to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, including those required in order for us to obtain and maintain appropriate licensure, we may not be able to sustain our operations or achieve our business objectives. Our failure to manage growth effectively could limit our ability to achieve our commercialization and other goals relating to, and we may fail in developing, our new business.

General economic recession could negatively impact demand for our services.

Economic recession, including attendant job loss, could negatively impact the demand for our services.

Our new research and development activities present additional risks.

Our new research and development activities relating to the VSEL technology are subject to the same risks as our adult stem cell collection, processing and storage business, and there can be no assurance that we independently or through collaborations will successfully develop, commercialize or market our processing, collection and storage activities utilizing this VSEL technology.  Further, we have development obligations under our exclusive license agreement with the University of Louisville pursuant to which we have licensed the VSEL technology. As we currently have minimal capacity to conduct research and development activities, to assist in meeting such development obligations we have entered into a sponsored research agreement with the University of Louisville pursuant to which research services are being provided and on which we are currently dependent on their performance in developing the VSEL technology. Additional research projects at the University of Louisville are also under discussion. We will, however, require additional research and development capacity and access to funds to meet our obligations under the license agreement and fully develop the VSEL technology and integrate it into our business, and expect losses to increase as our research and development efforts progress. The Company anticipates seeking to obtain such funds through applications for State and Federal grants, direct investments into SCTI, sublicensing arrangements as well as other funding sources to help offset all or a portion of these costs; however, there can be no assurance that such funds will be received. We must also develop increased internal research capability and sufficient laboratory facilities or establish relationships with third parties to provide such research capability and facilities. There can be no assurance that we will be able to establish and maintain such relationships on commercially acceptable terms, if at all. Further, we must meet payment and other obligations under the license and sponsored research agreements. The license agreement requires the payment of certain license fees, royalties and milestone payments, payments for patent filings and applications and the use of due diligence in developing and commercializing the VSEL technology. The sponsored research agreement requires periodic and milestone payments. Our failure to meet financial or other obligations under the license or sponsored research agreements in a timely manner could result in the loss of some or all of our rights to proprietary technology (as an example, portions of the license may be converted to a non-exclusive license or it can be terminated entirely), and/or we could lose our right to have the University of Louisville conduct research and development efforts.

The commercial viability of our VSEL technology is subject to substantially the same risks as our adult stem cell collection, processing and storage business, but it will also depend upon the ability to successfully expand the number of VSELs collected through our adult stem cell collection process into a therapeutically viable amount as well as the utility of VSELs for therapeutic purposes. As the number of VSELs which can be isolated from the adult peripheral blood collected is relatively small, the ability to create a therapeutic quantity of VSELs from a small number of cells will be essential to effectively using VSELs. There are many biotechnology laboratories attempting to develop stem cell expansion technology, but to date, stem cell expansion techniques are very inefficient and typically the target cells stop dividing naturally, keeping the yield low. A critical aspect of our adult stem cell collection and banking service relating to the VSEL technology will therefore be the utilization of stem cell expansion processes, and there can be no assurance that such technology will be available. Moreover, stem cell collection and harvesting techniques are becoming the subject of new and rapidly developing technologies and could undergo significant change in the future. Rapid technological development could result in our VSEL technology becoming obsolete prior to its successful integration into the process and commercialization of our collection, processing and storage business. Successful biotechnology development in general is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Technology that appears promising in the early phases of development may fail to be successfully commercialized for numerous reasons, including, but not limited to competing technologies for the same indication.

We believe that the VSEL technology is properly classified under the FDA’s HCT/P regulatory paradigm and not as a medical device or as a biologic or drug.  There can be no assurance that the FDA would agree that this category of regulatory classification applies to the VSEL technology, and the reclassification of this technology could have adverse consequences for us and make it more difficult or expensive for us to conduct this business by requiring regulatory clearance, approval and/or compliance with additional regulatory requirements.

Any future acquisitions may expose us to additional risks.

We continuously review acquisition prospects that would complement our current business, increase the size and geographic scope of our operations or otherwise offer revenue generating or other growth opportunities. We recently engaged the services of a financial advisor for a six month period on an exclusive basis to assist us in exploring acquisition opportunities of revenue generating businesses, both domestically or abroad, including businesses that are synergistic with or additive to our current business. The financing for any of these acquisitions could dilute the interests of our stockholders, result in an increase in our indebtedness or both. Acquisitions may entail numerous risks, including:

•	difficulties in assimilating acquired operations, technologies or products, including the loss of key employees from acquired businesses;

•	diversion of management’s attention from our core business;

•	risks of entering markets (including those overseas) in which we have limited or no prior experience; and

•	our management team has limited experience in purchasing and integrating new businesses.

Our failure to successfully complete the integration of any acquired business could have a material adverse effect on our business, financial condition and operating results. In addition, there can be no assurance that we will be able to identify suitable acquisition candidates or consummate acquisitions on favorable terms.

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

For example, in the established market for cord blood stem cell banking, the growth in the number of families banking their newborn’s cord blood stem cells has been accompanied by an increasing landscape of competitors. Our business, which has been more recently developed, already faces competition from other established operators of stem cell preservation businesses and providers of stem cell storage services. We believe that certain of our competitors have established stem cell banking services to process and store stem cells collected from adipose tissue (fat tissue). This type of stem cell banking will require partnering with cosmetic surgeons who perform liposuction procedures. In addition, we believe the use of adult stem cells from adipose tissue will require extensive clinical trials to prove the safety and efficacy of such cells and the enzymatic process required to extract adult stem cells from fat. From a technology perspective this ability to expand a small number of stem cells could present a competitive alternative to stem cell banking. The ability to create a therapeutic quantity of stem cells from a small number of cells is essential to using embryonic stem cells and would be desirable to treat patients who can only supply a small number of their own stem cells. There are many biotechnology laboratories attempting to develop stem cell expansion technology, but to date, stem cell expansion techniques are very inefficient and typically the target cells stop dividing naturally, keeping the yield low. This could also have an adverse effect on our ability to fully utilize our VSEL technology, which will be dependent upon access to reliable stem cell expansion technology. However, even though reliable stem cell expansion technology may ease some of the limitations of the competitive alternatives to our business, it would also allow us to utilize the VSEL technology and also complement adult stem cell banking by allowing individuals to extend the banking of an initial collection of cells for many applications.

We also understand that other technologies are being developed which claim the ability to harvest stem cells through a variety of other techniques, such as turning skin cells into cells that behave like embryonic stem cells or harvesting stem cells from the pulp of baby teeth. No assurance can be given that such technologies, or any other technologies, will not ultimately prove to be more successful, have a faster rate of market penetration or have broader application than ours. There can be no assurance that technological or medical breakthroughs by our current or future competitors will not render the Company’s business of stem cell preservation commercially or otherwise unappealing or obsolete. In addition, the Company believes that one’s use of their own (autologous) stem cells presents fewer risks and increases the therapeutic value of stem cell therapy but the Company could nonetheless face competition from companies seeking to promote the benefits of third party donors.

In the event that we are not able to compete successfully with our current or potential competitors, it may be difficult for us to grow our revenue and maintain our existing business without incurring significant additional expenses to try to refine our technology, services or approach to our business to better compete, and even then there would be no guarantee of success.

We may face competition in the future from established cord blood banks and some hospitals.

Cord blood banks such as ViaCord (a division of ViaCell International, a wholly-owned subsidiary of PerkinElmer, Inc.) or Cryo-Cell International may be drawn to the field of stem cell collection because their processing labs and storage facilities can be used for processing adult stem cells from peripheral blood and their customer lists may provide them with an easy access to the market. We estimate that there are approximately 56 cord blood banks in the United States, approximately 27 of which are autologous (donor and recipient are the same) and approximately 29 of which are allogeneic (donor and recipient are not the same). Hospitals that have transplant centers to serve cancer patients may elect to provide some or all of the services that we provide. We estimate that there are approximately 197 hospitals in the United States with stem cell transplant centers. All of these competitors may have access to greater financial resources. In addition, other established companies with greater access to financial resources may enter our markets and compete with us. There can be no assurance that we will be able to compete successfully.

RISKS RELATING TO INTELLECTUAL PROPERTY

There is significant uncertainty about the validity and permissible scope of patents in the biotechnological industry. We may not be able to obtain patent protection.

There can be no assurance that the patent applications to which we hold rights will result in the issuance of patents, or that any patents issued or licensed to our company will not be challenged and held to be invalid or of a scope of coverage that is different from what we believe the patent’s scope to be. Further, there can be no assurance that any future patents related to these technologies will ultimately provide adequate patent coverage for or protection of our present or future technologies, products or processes. Our success will depend, in part, on whether we can obtain patents to protect our own technologies; obtain licenses to use the technologies of third parties if necessary, which may be protected by patents; protect our trade secrets and know-how; and operate without infringing the intellectual property and proprietary rights of others.

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

We also may be subject to costly litigation in the event our technology infringes upon another party’s proprietary rights. Third parties may have, or may eventually be issued, patents that would be infringed by our technology. Any of these third parties could make a claim of infringement against us with respect to our technology. We may also be subject to claims by third parties for breach of copyright, trademark or license usage rights. An adverse determination in any litigation of this type could require us to design around a third party’s patent, license alternative technology from another party or otherwise result in limitations in our ability to use the intellectual property subject to such claims. Litigation and patent interference proceedings could result in substantial expense to us and significant diversion of efforts by our technical and management personnel. An adverse determination in any such interference proceedings or in patent litigation to which we may become a party could subject us to significant liabilities to third parties or, as noted above, require us to seek licenses from third parties. If required, the necessary licenses may not be available on acceptable financial or other terms or at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us, in whole or in part, from commercializing our products, which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Effective as of July 1, 2006, the Company entered into an agreement for the use of space at 420 Lexington Avenue, New York, New York. This space is subleased from an affiliate of Duncan Capital Group LLC (a former financial advisor to and an investor in the Company) and DCI Master LDC (the lead investor in the Company’s June 2006 private placement). Pursuant to the terms of the Agreement, the Company was obligated to pay $7,500 monthly for the space, including the use of various office services and utilities. The agreement is on a month to month basis, subject to a thirty day prior written notice requirement to terminate. The space serves as the Company’s principal executive offices. On October 27, 2006, the Company amended this agreement to increase the utilized space for an additional payment of $2,000 per month. In May 2007, the Board approved an amendment to this agreement whereby, in exchange for a further increase in utilized space, the Company would pay on a monthly basis (i) $10,000 in cash and (ii) shares of the Company’s restricted common stock with a value of $5000 based on the fair market value of the common stock on the date of issuance. Commencing in August 2007, the parties agreed this monthly fee of $15,000 would be paid in cash on a month to month basis. In February 2008, the Company was advised that a portion of this sublet space was no longer available. The Company agreed to utilize the smaller space for a monthly fee of $9,000 beginning in March 2008, as many of our employees will be spending a majority of their time in Long Island, New York, helping to launch the ProHEALTH Care collection center. The Company believes this space should be sufficient for its near term needs. Effective October 1, 2006, the Company terminated the lease for its Melville, New York facility.

In January 2005, NS California began leasing space at Good Samaritan Hospital in Los Angeles, California at an annual rental of approximately $26,000 for use as its stem cell processing and storage facility. The lease expired on December 31, 2005, but the Company continues to occupy the space on a month-to-month basis. This space will be sufficient for the Company’s needs in the short term but the Company will need to transfer its processing and storage operations to a larger facility due to space constraints at this facility. The Company is considering opportunities on the east coast, including utilizing New England Cryogenic Center, Inc. (“NECC”) as its primary processing and storage facility and opening a processing and storage facility in connection with its activities at the University of Louisville or at some other AABB licensed facility.

NS California also leased office space in Agoura Hills, California on a month-to-month basis from Symbion Research International at a monthly rental of $1,687, an arrangement we continued until March 31, 2008. We currently do not anticipate a continuing need for office space in California.

ITEM 3. LEGAL PROCEEDINGS

The Company is not aware of any material pending legal proceedings against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 5(a). MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our Common Stock trades on the American Stock Exchange under the symbol “NBS.” From August 31, 2006 to August 8, 2007, it traded on the OTC Bulletin Board under the symbol “NEOI” and from July 24, 2003 to August 30, 2006 traded under the symbol “PHSM.” The following table sets forth the high and low sales prices and high and low bid prices (as applicable) of our Common Stock for each quarterly period within the two most recent fiscal years, and for the current year to date, as reported by the American Stock Exchange and Nasdaq Trading and Market Services (as applicable). On March 27, 2008, the closing sales price for our Common Stock was $1.50. Information set forth in the table below reflects inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

2008	High	Low
First Quarter (to March 27, 2008)	$1.88	$1.40

2007	High	Low
First Quarter	$8.00	$2.50
Second Quarter	6.40	3.70
Third Quarter	7.65	3.65
Fourth Quarter	4.75	1.28

2006	High	Low
First Quarter	$10.00	$5.00
Second Quarter	9.00	5.00
Third Quarter	10.10	4.00
Fourth Quarter	10.10	4.50

HOLDERS. As of March 27, 2008, there were approximately 1,236 holders of record of the Company's Common Stock (which does not include beneficial owners for whom Cede & Co. or others act as nominees).

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

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under the Company’s 2003 Equity Participation Plan as of December 31, 2007. This plan was the Company’s only equity compensation plan in existence as of December 31, 2007.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected In Column (a))
Equity Compensation Plans Approved by Shareholders	1,113,800	$5.66	794,835
Equity Compensation Plans Not Approved by Shareholders	0	0	0
TOTAL	1,113,800	$5.66	794,835

RECENT SALES OF UNREGISTERED SECURITIES

In January 2007, the Company issued 12,000 shares of common stock to its intellectual property acquisition consultant, vesting as to 1,000 shares per month commencing January 2007.

In February 2007, the Company issued 15,000 shares of common stock to a financial advisor as an advisory fee payment, vesting monthly through December 2007. In May 2006, the Company had entered into an advisory agreement with such advisor, providing that in return for these services, the Company was to pay a monthly retainer fee of $7,500, 50% of which could be paid by the Company in shares of its Common Stock valued at fair market value. In February 2007, the term of the financial advisory agreement was extended through December 2007, providing that the monthly fee be paid entirely in shares of Common Stock and the 15,000 shares were issued with the vesting schedule described above. The vesting of these shares was accelerated in July 2007 such that they were fully vested and the advisory agreement was canceled in August 2007.

In January 2007 and February 2007 and as described in “Business—2007 Financing Activities,” the Company entered into Subscription Agreements with certain accredited investors, pursuant to which the Company issued units each comprised of two shares of its common stock, one redeemable seven-year warrant to purchase one share of common stock at a purchase price of $8.00 per share and one non-redeemable seven-year warrant to purchase one share of common stock at a purchase price of $8.00 per share (the “January 2007 private placement”). The Company issued an aggregate of 250,000 units at a per unit price of $10.00 per unit, for an aggregate purchase price of $2,500,000. The Company thus issued an aggregate of 500,000 shares of common stock, and Warrants to purchase up to an aggregate of 500,000 shares of common stock at an exercise price of $8.00 per share. The Company also issued to Emerging Growth Equities, Ltd (“EGE”), the placement agent for the January 2007 private placement, redeemable seven-year warrants to purchase 34,355 shares of common stock at a purchase price of $5.00 per share, redeemable seven-year warrants to purchase 17,127 shares of common stock at a purchase price of $8.00 per share and non-redeemable seven-year warrants to purchase 17,127 shares of common stock at a purchase price of $8.00 per share.

In February 2007, the Company issued 30,000 shares of its common stock to a financial advisor in connection with a commitment for the placement of up to $3,000,000 of the Company’s preferred stock.

In March 2007, in connection with the engagement by the Company of a marketing and investor relations consultant, the Company issued to this consultant warrants to purchase 150,000 shares of its common stock at a purchase price of $4.70 per share. Such warrants were scheduled to vest over a 12 month period at a rate of 12,500 per month, subject to acceleration in certain circumstances, and are exercisable until April 30, 2010. In November 2007, the engagement was discontinued and therefore the unvested portion of the warrants to purchase 100,000 shares of common stock was cancelled.

In April 2007, the Company issued 3,688 shares of common stock to its public relations consultant in payment for services rendered equal to $22,500 at a per share price of $6.10.

In May 2007 the Company issued 15,000 shares of common stock to an investor relations consultant in partial payment for services being rendered under a consulting agreement. Also in May 2007, the Company issued warrants to purchase 10,000 shares of common stock to the consultant as additional compensation. Such warrants vest in their entirety on December 31, 2007 subject to consultant’s fulfillment of services under the agreement, and are exercisable until May 20, 2010 at a per share exercise price of $4.90.

On May 1, 2007, June 1, 2007 and July 1, 2007, the Company issued 1,087 shares of common stock, 1,064 shares of common stock and 909 shares of common stock, respectively, to the lessor of the Company’s executive offices in payment of $5,000 due for rent for each of May 2007, June 2007 and July 2007 pursuant to the terms of an agreement.

In May 2007, the Company issued 1,000 shares of common stock to an investor relations consultant for services rendered.

In June 2007, the Company issued 12,000 shares of common stock to a law firm in payment of services rendered in 2007, which shares vest monthly on a pro rata basis as to 1/12 of such shares of common stock during 2007.

In June 2007, the Company issued to a marketing design consultant a warrant to purchase 4,000 shares of common stock which warrants are exercisable until June 14, 2012 at a per share price of $6.10.

In August 2007, the Company issued five year warrants to purchase an aggregate of 95,250 shares of Common Stock at $6.50 per share, to the participating underwriters in its August 2007 public offering of 1,270,000 units consisting of shares of Common Stock and Class A Warrants to purchase Common Stock. The shares underlying the underwriter warrants were registered under the Securities Act of 1933, as amended (the "Securities Act”).

In August, 2007, in consideration for continued services, the Company extended the expiration date of warrants to purchase 1,250 shares of Common Stock previously issued to the Company’s public relations firm, from August through December 2007 to August through December 2009.

In October 2007 the Company issued 15,000 shares of its Common Stock to an investor relations consultant for services being rendered under a consulting agreement.

In October 2007, the Company engaged a consultant to create marketing materials for our sales and marketing staff. Pursuant to this agreement, the Company issued to the consultant warrants to purchase 3,000 shares of its Common Stock at a purchase price of $4.61 per share. Such warrants vested on issuance and are exercisable until October 1, 2012.

On November 13, 2007, the Company issued 400,000 shares of its Common Stock to UTEK Corporation (“UTEK”) in connection with the acquisition of Stem Cell Technologies, Inc. (“SCTI”) as described in “Business - Therapeutics.” In November, 2007, the Company entered into an acquisition agreement with UTEK and SCTI, a wholly-owned subsidiary of UTEK, pursuant to which the Company acquired all the issued and outstanding common stock of SCTI in a stock-for-stock exchange. Pursuant to a license agreement (the "License Agreement") between SCTI and the University of Louisville Research Foundation ("ULRF"), SCTI owns an exclusive, worldwide license to a technology developed by researchers at the University of Louisville to identify and isolate rare stem cells from adult human bone marrow, called VSELs (very small embryonic like) stem cells. Concurrent with the SCTI acquisition, NeoStem entered into a sponsored research agreement (the "SRA") with ULRF under which NeoStem will support further research in the laboratory of Mariusz Ratajczak, M.D., Ph.D., a co-inventor of the VSEL technology and head of the Stem Cell Biology Program at the James Graham Brown Cancer Center at the University of Louisville. SCTI was funded by UTEK in amounts sufficient to pay certain near-term costs under the License Agreement and the SRA. In consideration for the acquisition, the Company issued to UTEK 400,000 shares of its common stock for all the issued and outstanding common stock of SCTI. The total value of the transaction was $940,000.

In November 2007, the Company entered into a one year consulting agreement with a corporate consulting firm. As consideration for these services, in December 2007 the Company issued 75,000 shares of its Common Stock to the consultant. The issuance of such shares was subject to the approval of the American Stock Exchange, which approval was obtained on November 30, 2007.

Effective as of January 1, 2008, the Company entered into a one year consulting agreement with a financial services firm. As consideration for these services, on February 15, 2008 the Company issued to the consultant, (i) 50,000 shares of Common Stock; and (ii) two warrants to purchase an aggregate of 120,000 shares of Common Stock. The first warrant grants the consultant the right to purchase up to 20,000 shares of Common Stock at a per share purchase price equal to $2.00; and the second Warrant grants the consultant the right to purchase up to 100,000 shares of Common Stock at a per share purchase price equal to $5.00, all as set forth in the Warrants. The Warrants shall vest on a pro rata basis so long as services continue to be provided under the agreement and are exercisable until January 1, 2013. The issuance of such securities was subject to the approval of the American Stock Exchange, which approval was obtained on February 15, 2008.

On February 8, 2008, the Company entered into a one year consulting agreement with a law firm to assist in funding efforts from the State and Federal Governments as well as other assignments from time to time, in consideration for which it issued to the firm 40,000 shares that vest ratably on a monthly basis during 2008. The issuance of the shares was subject to the approval of the American Stock Exchange. Such approval was obtained on March 20, 2008 and on that date these shares were issued.

On February 15, 2008, the Company entered into a six month engagement agreement with a financial advisor pursuant to which they are acting as the Company’s exclusive financial advisor for the term in connection with a potential acquisition of a revenue generating business, domestically or abroad, or similar transaction. As partial consideration, the Company will issue shares of Common Stock with a $45,000 value based on the five day average of the closing prices of the Common Stock preceding the date of issuance which shall be paid on a pro rata basis during the term of the agreement. The issuance of such securities was subject to the approval of the American Stock Exchange. Such approval was obtained on March 20, 2008, and on that date the Company issued to the financial advisor the initial payments in stock under the agreement totaling 9,516 shares.

On February 20, 2008, the Company entered into a six month advisory services agreement with a financial securities firm. As consideration for such services, the Company has agreed to issue 150,000 shares of Common Stock that shall vest over the term of the Agreement, provided that the agreement continues to be in effect. The issuance of such securities was subject to the approval of the American Stock Exchange. Such approval was obtained on March 20, 2008, and on that date the Company issued under the advisory services agreement the initial payments in stock totaling 50,000 shares.

On February 25, 2008, the Company entered into a six month consulting agreement with an investor relations advisor who has provided investor relations and media services to the Company since 2005. In consideration for providing services under the Agreement, the Company agreed to issue to the advisor an aggregate of 50,000 shares of Common Stock. The issuance of such shares was subject to the approval of the American Stock Exchange. Such approval was obtained on March 20, 2008 and on that date these shares were issued.

Unless otherwise noted, the offer and sale by the Company of the securities described above were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering. The offer and sale of such securities were made without general solicitation or advertising to "accredited investors," as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

ITEM 5(b) USE OF PROCEEDS

Not applicable.

ITEM 5(c) REPURCHASES OF EQUITY SECURITIES

There were no repurchases of equity securities by the Company or any affiliated purchaser during the fourth quarter of the fiscal year ended December 31, 2007 as to which information is required to be furnished.

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

Statement of Operations: ($’000 except net loss per share which is stated in $ and weighted average number of shares)	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Earned revenues	$232	$45	$35	$49	$65
Direct costs	25	22	25	34	44
Gross profit	207	23	10	15	21
Operating (loss)	(10,439)	(4,691)	(1,601)	(1,474)	(894)
Net loss	(10,445)	(6,051)	(1,745)	(1,748)	(1,068)
Basic and diluted earnings per share:
Net loss	(3.18)	(4.43)	(3.51)	(5.37)	(4.54)
Weighted average number of shares outstanding	3,284,116	1,365,027	497,758	325,419	235,093

Balance Sheet Data: $’000	As of December 31, 2007	As of December 31, 2006	As of December 31, 2005	As of December 31, 2004	As of December 31, 2003
Working Capital (Deficiency)	$1,931	$(310)	$(1,245)	$(1,239)	$(794)
Total Assets	3,775	1,195	643	99	312
Current Liabilities	444	838	1,752	1,288	1,023
Long Term Debt	15	65	—	—	—
(Accumulated Deficit)	(30,752)	(20,307)	(14,255)	(12,510)	(10,762)
Total Stockholders’ (Deficit)/ Equity	3,316	292	(1,818)	(1,932)	(1,503)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read together with the audited financial statements and related notes included in Item 8 of this report, and is qualified in its entirety by reference thereto. This discussion contains forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions relating to these statements.

GENERAL

The Company engages in the business of operating a commercial autologous (donor and recipient are the same) adult stem cell bank and the pre-disease collection, processing and long-term storage of adult stem cells that donors can access for their own future medical treatment. We are managing a growing nationwide network of adult stem cell collection centers, and believe that as adult stem cell therapies obtain necessary regulatory approvals and become Standard of Care, individuals will need the infrastructure, methods and procedures provided by the Company using its proprietary process to have their stem cells safely collected and conveniently stored for future therapeutic use as needed in the treatment of such life-threatening diseases as diabetes, heart disease and radiation sickness that may result from a bioterrorist attack or nuclear accident. We also recently entered the research and development arenas, through the acquisition of a worldwide exclusive license to an early-stage technology to identify and isolate rare stem cells from adult human bone marrow, called VSELs (very small embryonic-like stem cells). VSELs have many physical characteristics typically found in embryonic stem cells, including the ability to differentiate into specialized cells found in substantially all the different types of cells and tissue that make up the body. We also hope one day to become a leading provider of adult stem cells for diagnostic and therapeutic use in the burgeoning field of regenerative medicine, and are exploring entering the stem cell supply business for research, which we believe may have the potential to be a significant business in its own right.

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

During 2007, we were focused on establishing a nationwide network of collection centers in certain major metropolitan areas of the United States to drive growth, with the goal of generating significant revenue in 2008. To date, our revenues generated from the collection, processing and storage of adult stem cells have not been significant although our efforts in 2007 produced an increase over 2006 revenues.

On January 19, 2006 the Company consummated the acquisition of the assets of NS California relating to its business of processing, collecting and storing adult stem cells. Effective with the acquisition, the business of NS California became the principal business of the Company, rather than its historic business of providing capital and business guidance to companies in the healthcare and life science industries. The Company now provides adult stem cell processing, collection and banking services with the goal of making stem cell collection and long-term storage widely available, so that the general population will have the opportunity to store their own stem cells for future healthcare needs. Effective as of August 29, 2006, the Company changed its name from “Phase III Medical, Inc.” to “NeoStem, Inc.” in order to better describe its new business.

Until the NS California acquisition, the business of the Company was providing capital and business guidance to companies in the healthcare and life science industries, in return for a percentage of revenues, royalty fees, licensing fees and other product sales of the target companies. Additionally, through June 30, 2002, the Company was a provider of extended warranties and service contracts via the Internet at warrantysuperstore.com. From June 2002 to March 2007 the Company was partially engaged in the "run off" of such extended warranties and service contracts. As of March 31, 2007 the recognition of revenue from the sale of extended warranties and service contracts was completed.

The Company engaged in various capital raising activities to pursue its new business opportunities, raising approximately $872,000 in 2005, $3,573,000 in 2006 and $7,939,000 in 2007 through the sale of its Common Stock, warrants and convertible promissory notes. These amounts include an aggregate of $2,079,000 raised from the June 2006 private placement of shares of Common Stock and warrants to purchase shares of Common Stock (the “June 2006 private placement”) and an aggregate of $1,750,000 raised from the additional private placement of shares of Common Stock and warrants to purchase shares of Common Stock in rolling closings in the summer of 2006 (the “Summer 2006 private placement”). These amounts also include an aggregate of $2,500,000 (net proceeds of $2,320,000) raised in January and February 2007 from the private placement of units consisting of shares of Common Stock and warrants to purchase shares of Common Stock (the “January 2007 private placement”) and an aggregate of $6,350,000 (net proceeds of $5,619,000) raised in August 2007 from the public offering of 1,270,000 units consisting of shares of Common Stock and warrants to purchase shares of Common Stock (the “August 2007 public offering”). These capital raising activities enabled us previously to pursue the Company’s prior business, and subsequently to acquire the business of NS California, pursue our business plan and grow our adult stem cell collection and storage business, including expanding marketing and sales activities.

The acquisition of the VSEL technology was made through our acquisition of our new subsidiary Stem Cell Technologies, Inc. in a stock-for-stock exchange, which as a condition to the acquisition was founded by the seller in amounts sufficient to pay certain near-term costs associated with the development of the VSEL technology. We will require substantial additional funds in order to continue to fund needed research and development activities relating to the VSEL technology. The Company anticipates seeking to obtain such funds through applications for State and Federal grants, direct investments into SCTI, sublicensing arrangements as well as other funding sources to help offset all or a portion of these costs.

CRITICAL ACCOUNTING POLICIES

The Company’s “Critical Accounting Policies” are as follows, and are also described in Note 2 to the audited consolidated financial statements and notes thereto, included in Item 8 of this report.

Revenue Recognition: In the fourth quarter of 2006, the Company initiated the collection and banking of autologous adult stem cells and the first collection center in its physician’s network opened. The Company recognizes revenue related to the collection and cryopreservation of autologous adult stem cells when the cryopreservation process is completed (generally twenty four hours after cells have been collected). Revenue related to advance payments of storage fees is recognized ratably over the period covered by the advance payments. Start up fees that are received from physicians that seek to open collection centers (in consideration of the Company establishing a service territory for the physician) are recognized after agreements are signed and the physician has been qualified by the Company’s credentializing committee.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2007 and December 31, 2006

For the year ended December 31, 2007, total revenues were $232,000 compared to $46,000 for the year ended December 31, 2006. The revenues generated in the years ended December 31, 2007 and 2006 were derived from a combination of revenues from the collection of autologous adult stem cells, start up fees collected from physicians in the Company’s physician’s network and recognition of fees received in prior years from the sale of extended warranties and service contracts via the Internet, which were deferred and recognized over the life of such contracts. For the year ended December 31, 2007, the Company earned $41,000 from the collection of autologous adult stem cells and $189,000 of start up fees. For the year ended December 31, 2006, the Company earned $11,000 from the collection of autologous adult stem cells and $10,000 from start up fees. The Company recognized revenues from the sale of extended warranties and service contracts via the Internet of $1,700 for the year ended December 31, 2007, as compared to $25,000 for the year ended December 31, 2006. Since the Company has not been in the business of offering extended warranties since 2002 it was expected that this revenue source would decline and the recognition of these revenues ended in March 2007.

Direct costs are comprised of the cost of collecting autologous stem cells from clients and the pro-rated cost of reinsurance purchased at the time an extended contract was sold to underwrite the potential obligations associated with such warranties. For the year ended December 31, 2007, the direct costs of collecting autologous stem cells were $24,000 and $1,000 was associated with the pro-rata cost of reinsurance purchased for associated extended warranties. For the year ended December 31, 2006, the direct costs of collecting autologous stem cells were $4,000 and $18,000 was associated with the pro-rata cost of reinsurance purchased for associated extended warranties.

Selling, general and administration expenses for the year ended December 31, 2007 has increased by $5,931,000 or 126% over the year ended December 31, 2006, from $4,715,000 to $10,646,000. The increase in selling, general and administrative expenses is primarily due to increases in marketing efforts through the hiring of staff, preparation of marketing materials, attending key marketing events and retaining the services of specialized marketing consulting firms. However, a substantial portion of the increase is due to the compensatory element of stock options and stock awards granted under the Company’s 2003 Equity Participation Plan to certain officers, employees and consultants to the Company, totaling $2,980,000 for the year, an increase in operating expenses of $2,147,000 over 2006. In addition, and in order to conserve cash, the Company used common stock and common stock purchase warrants as consideration for services. During 2007, the Company issued common stock and common stock purchase warrants valued at $1,653,000 as consideration for director fees, consulting fees, investor relations, marketing, rent and marketing services, an increase of $1,432,000 over 2006. Cash expenditures increased $2,352,000 over 2006. Increases in staff have increased salary and benefits by $1,078,000 over 2006; staff increases also increased travel and entertainment expenses by $281,000, cash expenditures for rent by $73,000 and telephone expense by $19,000 over 2006. For key, limited role, functions the Company has utilized consultants to support staff efforts resulting in an increase in cash expenditures for consulting expense of $183,000. Marketing efforts to enlarge our physician network and develop new markets has increased operating expenses by $324,000. The Company has also sought to increase public and investor awareness of the value of adult stem cells which has resulted in increases in investor relations expenses by $385,000 over 2006. In comparison to 2006, legal expenses increased $57,000, accounting fees increased $44,000, stock transfer fees increased $30,000, postage increased $25,000, bad debts increased $20,000, depreciation and amortization increased $25,000, licensure expense increased $49,000 and stock exchange fees increased $64,000. Such increases were essentially offset by reductions in fees paid to investment bankers in 2006 of $138,000 and settlement costs paid in 2006 of $189,000.

Interest expense for the year ended December 31, 2007 was $22,000 as compared to $1,371,000 for the year ended December 31, 2006, a decrease of $1,349,000. This decrease was primarily as a result of the conversion of convertible promissory notes issued in the Westpark private placement (through which the Company raised $500,000 through the sale of convertible promissory notes and warrants in December 2005 and January 2006 and in which Westpark Capital, Inc. acted as placement agent). Substantially all of this debt was converted to common stock in 2006 and the remaining $75,000 in principal balance outstanding was repaid in January 2007. See “ -Liquidity and Capital Resources - Years Ended December 31, 2006 and December 31, 2005.”

Years Ended December 31, 2006 and December 31, 2005

For the year ended December 31, 2006, total revenues were $46,000 compared to $35,000 for the year ended December 31, 2005. The revenues generated in the year ended December 31, 2006 were derived from a combination of fees received in prior years from the sale of extended warranties and service contracts via the Internet, which were deferred and recognized over the life of such contracts, and revenues from the collection of autologous adult stem cells and fees collected from physicians in the Company’s physician’s network to set up stem cell collection facilities. The revenues generated in the year ended December 31, 2005 were derived entirely from fees received in prior years from the sale of extended warranties and service contracts. The Company recognized revenues from the sale of extended warranties and service contracts via the Internet of $25,000 for the year ended December 31, 2006, as compared to $35,000 for the year ended December 31, 2005. Warranty revenue for the year ended December 31, 2006 was not keeping pace with warranty revenue recognized in the year ended December 31, 2005 and was in fact declining. Warranty revenue will continue to decline as policy periods expire since the Company is no longer selling extended warranty contracts. Similarly, direct costs incurred in connection with the extended warranty contracts were $18,000 for the year ended December 31, 2006, as compared to $25,000 for the year ended December 31, 2005. For the year ended December 31, 2006, the Company earned $21,000 in fees for the collection of autologous adult stem cells and start-up fees in connection with a physician in the Company’s physician’s network that opened a stem cell collection center.

Selling, general and administration expenses for the year ended December 31, 2006 has increased by $3,103,000 or 193% over the year ended December 31, 2005, from $1,612,000 to $4,715,000. In 2006, the Company changed its primary business model to collection and banking of adult stem cells. In addition, in 2006, the Company began recognizing the compensatory value of employee stock options which has had a dramatic increase in our operating expenses. As the result of entering into the business of adult stem cell collection, processing and storage, the Company has increased its staffing levels and payroll expense which increased by $406,000 over the year ended December 31, 2005. In addition, the compensatory element of stock options and restricted stock grants issued to staff members and common stock issued to Robin L. Smith, MD, upon being appointed Chairman of the Board and Chief Executive Officer, increased operating expenses by $833,000. The new business of the Company has resulted in new expenses such as marketing and trade show expenses of $115,000, product liability insurance of $96,000, laboratory expense of $56,000 and website development of $50,000. As the result of the new business, legal fees, including those related to expanding the Company’s patent portfolio, increased $497,000, consulting fees increased $113,000, travel and entertainment expense increased $138,000 and rent increased $96,000, over the year ended December 31, 2005. In addition, the settlement with Robert Aholt increased expenses for 2006 by $250,000. The Company expanded its Board of Directors with two independent directors and implemented a compensation arrangement for non-employee directors. In connection with this arrangement restricted stock was granted to two directors that resulted in $163,000 of expense for the fair value of common stock that vested. The various stock registration filings and increased trading levels of the Company’s common stock increased costs in auditing fees, stock transfer fees and investment banking fees, which resulted in an overall increase of $148,000 over the year ended December 31, 2005.

Interest expense for the year ended December 31, 2006 was $1,371,000 as compared to $97,000 for the year ended December 31, 2005, an increase of $1,274,000. This increase was primarily as a result of the issuance and early conversion of convertible promissory notes issued in the WestPark private placement (through which the Company raised $500,000 through the sale of convertible promissory notes and warrants in December 2005 and January 2006 and in which WestPark Capital, Inc. acted as placement agent). Substantially all of this debt was converted to common stock in 2006. The increase in interest expense includes increases resulting from amortization of debt discount associated with the convertible notes of $213,000, interest payments of $31,000 and the fair value of common stock purchase warrants issued to these debtholders of $227,000. In an effort to improve the Company’s financial position, the Company had approached these convertible debtholders with proposals to either extend the term of their promissory notes or convert their promissory notes to common stock of the Company earlier than the original terms called for. Incentives included, among other things, the issuance of shares of common stock and additional warrants to purchase shares of common stock, reduced conversion prices for the notes and reduced exercise prices for the warrants. As a result, in 2006 holders of $163,000 in principal amount of promissory notes agreed to extend the due dates of their respective notes for four months, and the Company converted $425,000 in principal amount of promissory notes to common stock (including $138,000 of the $163,000 in principal amount for which the due date was originally extended for four months prior to conversion). The impact of these conversions and extension of due dates was to increase interest expense by $872,000 due to the cost of additional common shares and warrants to purchase common stock granted to accomplish such conversions and extended due dates. However, these increased costs are non-cash related and the company will realize a reduction in its cash interest payments and cash required to pay back such promissory notes.

LIQUIDITY AND CAPITAL RESOURCES

General

At December 31, 2007, the Company had working capital of $1,931,000. The Company generates revenues from its adult stem cell collection activities. To date, our revenues generated from such activities have not been significant although our efforts in 2007 produced an increase in revenues over 2006. The Company currently intends to meet its cash requirements in the near term through financing activities, an acquisition transaction that generates revenue or through collaborative arrangements. In the event these activities are not successful, the Company would need to delay or defer expansion activities.

The Company has recently entered into certain arrangements with financial advisors relating to actively exploring acquisition opportunities of revenue generating businesses or pursuing capital raising opportunities.

Years Ended December 31, 2007 and December 31, 2006

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period indicated:

	Year Ended
	December 31, 2007	December 31, 2006
Cash (used) in Operating activities	$(6,132,000)	$(3,639,000)
Cash provided/(used) in investing activities	$153,000	$(43,000)
Cash provided by financing activities	$7,847,000	$3,630,000

At December 31, 2007, the Company had a cash balance of $2,304,000, working capital of $1,931,000 and a stockholders’ equity of $3,316,000. The Company incurred a net loss of $10,445,000 for the year ended December 31, 2007. Such loss adjusted for non-cash items, including common stock, common stock option and common stock purchase warrant issuances which were related to services rendered of $4,590,000, and depreciation of $54,000 which was offset by cash settlements of various accounts payable, notes payable and accrued liabilities of $352,000, resulted in cash used in operations totaling $6,132,000 for the year ended December 31, 2007. Accordingly, the large difference between operating loss and cash used in operations was the result of a number of non-cash expenses charged to results of operations.

To meet its cash requirement for the year ended December 31, 2007, the Company relied on proceeds from the sale of its securities resulting in net proceeds of $7,939,000 from the January 2007 private placement and the August 2007 public offering (as described below).

In January and February 2007, the Company raised an aggregate of $2,500,000 through the private placement of 250,000 units at a price of $10.00 per unit (the “January 2007 private placement”). Each unit was comprised of two shares of the Company’s Common Stock, one redeemable seven-year warrant to purchase one share of Common Stock at a purchase price of $8.00 per share and one non-redeemable seven-year warrant to purchase one share of Common Stock at a purchase price of $8.00 per share. The Company issued an aggregate of 500,000 shares of Common Stock, and warrants to purchase up to an aggregate of 500,000 shares of Common Stock at an exercise price of $8.00 per share. Emerging Growth Equities, Ltd (“EGE”), the placement agent for the January 2007 private placement, received a cash fee equal to $171,275 and was entitled to expense reimbursement not to exceed $50,000. The Company also issued to EGE redeemable seven year warrants to purchase 34,255 shares of Common Stock at a purchase price of $5.00 per share, redeemable seven-year warrants to purchase 17,127 shares of Common Stock at a purchase price of $8.00 per share and non-redeemable seven-year warrants to purchase 17,127 shares of Common Stock at a purchase price of $8.00 per share. The net proceeds of this offering were approximately $2,320,000.

In August, 2007, the Company completed a sale of 1,270,000 units at a price of $5.00 per unit pursuant to a best efforts public offering. A registration statement on Form SB-2A (File No. 333-142923) relating to these units was filed with the Securities and Exchange Commission and declared effective on July 16, 2007. Each unit consisted of one share of common stock and one-half of a five year Class A warrant to purchase one-half a share of common stock at a price of $6.00 per share. Thus, 1,000 units consisted of 1,000 shares of common stock and Class A warrants to purchase 500 shares of common stock. T he aggregate number of shares of common stock included within the units was 1,270,000 and the aggregate number of Class A Warrants included within the units was 535,000. In connection with the public offering, the Company issued five year warrants to purchase an aggregate of 95,250 shares of common stock at $6.50 per share to the underwriters for the offering. After payment of underwriting commissions and expenses and other costs of the offering, the aggregate net proceeds to the Company were $5,579,000.

The following table reflects a summary of the Company’s contractual cash obligations, including applicable interest, as of December 31, 2007:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable & other liabilities	$79,000	$79,000	$-	$-	$-
Capitalized leases	47,000	31,000	16,000	-	-
Minimum royalties due University of Louisville	256,000	66,000	20,000	20,000	150,000
Sponsored research agreement - University of Louisville	275,000	100,000	100,000	75,000
Consulting agreement	155,000	143,000	12,000
Employment agreements	1,206,000	890,000	316,000	-	-
Total	$2,018,000	$1,309,000	$464,000	$95,000	$150,000

Years Ended December 31, 2006 and December 31, 2005

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period indicated:

	Year Ended
	December 31, 2006	December 31, 2005
Cash used in Operating activities	$(3,639,000)	$(834,000)
Cash used in investing activities	$(43,000)	-
Cash provided by financing activities	$3,630,000	1,295,000

The Company incurred a net loss of $6,051,000 for the year ended December 31, 2006. Such loss adjusted for non-cash items, including common stock, option and warrant issuances and warrant repricing which were related to services rendered and interest of $2,281,000, amortization and depreciation of $240,000 and interest related to the Series A Preferred of $9,900 which was offset by cash settlements of various accounts payable, notes payable and accrued liabilities of $30,500 resulted in cash used in operations totaling $3,639,000 for the year ended December 31, 2006. This use of cash for operations also included additions to prepaid expenses, accounts receivable and other current assets of $81,300. Accordingly, the large difference between operating loss and cash used in operations was the result of a number of non-cash expenses charged to results of operations.

To meet its cash requirement for the year ended December 31, 2006, the Company relied on proceeds from the sale of $250,000 of convertible notes, and proceeds from the sale of shares of Common Stock resulting in net proceeds of $3,573,000 from the June 2006 private placement and the Summer 2006 private placement (as described below).

On December 30, 2005 the Company commenced the Westpark Private Placement to sell 9% six month convertible notes in $25,000 units. Each unit consisted of a 9% note convertible into shares of the Company’s Common Stock at $6.00 per share and 4,167 warrants to purchase the Company’s Common Stock at an exercise price of $12.00 per share. On December 30, 2005, the Company sold $250,000 of these notes and through January 31, 2006 an additional $250,000 of these notes for a total of $500,000. The net proceeds from the sales of these notes to the Company were $443,880. In an effort to improve the financial position of the Company, in July 2006 the WestPark convertible debtholders were offered the option of (A) extending the term of the convertible note for an additional four months from the maturity date in consideration for which (i) the Company would issue to the investor for each $25,000 in principal amount of the convertible note 568 shares of unregistered Common Stock; and (ii) the exercise price per warrant would be reduced from $12.00 to $.8.00, or (B) converting the convertible note into shares of the Company’s Common Stock in consideration for which (i) the conversion price per conversion share would be reduced to $4.40; (ii) the Company would issue to the investor for each $25,000 in principal amount of the note, 1,136 shares of Common Stock; (iii) the exercise price per warrant would be reduced from $12.00 to $8.00; and (iv) a new warrant would be issued substantially on the same terms as the original warrant to purchase an additional 4,167 shares of Common Stock for each $25,000 in principal amount of the convertible note at an exercise price of $8.00 per share. Pursuant to this, the investor was also asked to waive any and all penalties and liquidated damages accumulated as of the date of the agreement. This offer was terminated on August 31, 2006. As of that date, investors holding $237,500 in principal amount of the total $500,000 of convertible promissory notes had agreed to convert their respective convertible notes into shares of the Company’s common stock for the consideration described above and investors holding $162,500 in principal amount of the total $500,000 of convertible promissory notes had agreed to extend the term of the convertible note for an additional four months from the maturity date for the consideration described above.

In September 2006, a new offer was extended to the remaining WestPark convertible debtholders to convert the convertible note into shares of the Company’s Common Stock, in consideration for which (i) the conversion price per conversion share would be reduced to $4.40; (ii) the exercise price per warrant would be reduced from $12.00 to $8.00; and (iii) a new warrant would be issued substantially on the same terms as the original warrant to purchase an additional 4,167 shares of Common Stock for each $25,000 in principal amount of the convertible note at an exercise price of $8.00 per share. This offer resulted in the conversion of $125,000 in principal amount of the total $500,000 of convertible promissory notes to common stock. In October 2006, WestPark convertible debtholders owning an additional $62,500 in convertible promissory notes also agreed to early conversion on the terms of the September 2006 offer. As of December 31, 2006 there were only $75,000 in principal amount of the WestPark convertible promissory notes outstanding, which were due and paid in January 2007.

In May 2006, the Company entered into an advisory agreement with Duncan Capital Group LLC (“Duncan”). Pursuant to the advisory agreement, Duncan provided to the Company on a non-exclusive “best efforts” basis, services as a financial consultant in connection with any equity or debt financing, merger, acquisition as well as with other financial matters. In return for these services, the Company was paying to Duncan a monthly retainer fee of $7,500, 50% of which could be paid by the Company in shares of its Common Stock valued at fair market value and reimbursing it for its reasonable out-of-pocket expenses in an amount not to exceed $12,000. (Effective February 1, 2007, the advisory agreement was extended through December 31, 2007, providing that the monthly fee be paid entirely in shares of common stock to vest at the rate of 1,364 shares per month). Pursuant to the advisory agreement, Duncan also agreed, subject to certain conditions, that it or an affiliate would act as lead investor in a proposed private placement of shares of Common Stock and warrants to purchase shares of Common Stock in an amount that was not less than $2,000,000 or greater than $3,000,000. If the financing closed, Duncan was to receive a fee of $200,000 in cash and 24,000 shares of restricted Common Stock.

On June 2, 2006, the Company entered into a securities purchase agreement pursuant to which the Company issued to each of 17 investors shares of its Common Stock, at a per-share price of $4.40, along with a five-year warrant to purchase a number of shares of Common Stock at a per share purchase price of $8.00 equal to 50% of the number of shares of Common Stock purchased by each investor (together with the Common Stock issued, the “June 2006 securities”). The gross proceeds from the sale were $2,079,000. Duncan received its fee as described above. The officers of the Company, as a condition of the initial closing under the securities purchase agreement, entered into letter agreements with the Company pursuant to which they converted an aggregate of $278,653 of accrued and unpaid salary that dated back to 2005 into shares of Common Stock at a per share price of $4.40. After adjustments for applicable payroll and withholding taxes which were paid by the Company, the Company issued to such officers an aggregate of 37,998 shares of Common Stock. The Company also adopted an Executive Officer Compensation Plan, effective as of the date of closing of the securities purchase agreement and pursuant to the letter agreements each officer agreed to be bound by the Executive Officer Compensation Plan. In addition to the conversion of accrued salary, the letter agreements provided for a reduction by 25% in base salary for each officer, the granting of options to purchase shares of Common Stock under the Company’s 2003 Equity Participation Plan which become exercisable upon the Company achieving certain revenue milestones and the acceleration of the vesting of certain options and restricted shares held by the officers.

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

In July and August 2006, the Company sold 397,727 shares of its Common Stock at $4.40 per share along with warrants to purchase 198,864 shares of its Common Stock at $8.00 per share (the “Summer 2006 Private Placement”), resulting in proceeds to the Company of $1,750,000. Additionally, in July and August, it issued 8,341 shares of its Common Stock as partial or complete payment of certain accounts payable and 7,567 shares of its Common Stock as partial payment of certain services rendered. In October 2006, the Company issued 3,400 shares of Common Stock in consideration of certain services rendered. In December 2006, the Company issued 1,042 shares of its Common Stock in consideration of certain services rendered.

The following table reflects a summary of the Company’s contractual cash obligations, including applicable interest, as of December 31, 2006:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable	$225,700	$201,300	$24,400	$-	$-
Capitalized leases	78,000	31,200	46,800	-	-
Employment agreements	2,133,600	1,131,200	1,002,400	-	-
Total	$2,437,300	$1,363,700	$1,073,600	$-	$-

Material changes to the contractual obligations above as of January 2007 included (i) the payment in January 2007 of all the remaining outstanding convertible notes issued in the WestPark Private Placement (as described above in Liquidity and Capital Resources) and (ii) amendments to or replacements of employment agreements or arrangements with officers of the Company on January 26, 2007 providing for a 20% reduction in base salary and/or an agreement by the officer to extend their employment term, as well as certain additional or amended terms.

INFLATION

The Company does not believe that its operations have been materially influenced by inflation in the fiscal year ended December 31, 2007, a situation which is expected to continue for the foreseeable future.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto required to be filed under this Item are presented commencing on page F-1 of this Annual Report on Form 10-K. Following is supplementary financial information:

Selected Quarterly Financial Data

$’000 (except net loss per share which is stated in $)	Quarter Ended 12/31/07	Quarter Ended 9/30/07	Quarter Ended 6/30/07	Quarter Ended 3/31/07	Quarter Ended 12/31/06	Quarter Ended 9/30/06	Quarter Ended 6/30/06	Quarter Ended 3/31/06
Revenues	$157	$13	$6	$56	$27	$6	$6	$6

Direct Costs	15	7	2	1	10	4	4	4

Gross profit	142	6	4	55	17	2	2	2

Operating Loss	(2,342)	(4,322)	(1,957)	(1,818)	(1,718)	(998)	(1,038)	(937)

Net Loss	(2,343)	(4,328)	(1,958)	(1,816)	(1,860)	(1,807)	(1,245)	(1,139)

Net loss per share	(.51)	(1.26)	(.74)	(.73)	(.95)	(1.09)	(1.23)	(1.51)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

 (a) Disclosure Controls and Procedures

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported in a complete, accurate and appropriate manner, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the Company's fourth fiscal quarter ended December 31, 2007 covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and the breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Vice President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

(c) Attestation Report of Registered Public Accounting Firm

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

(d) Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15, that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

      The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2008 Annual Meeting of Stockholders, to be filed not later than April 29, 2008 (120 days after the close of our fiscal year ended December 31, 2007).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2008 Annual Meeting of Stockholders, to be filed not later than April 29, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2008 Annual Meeting of Stockholders, to be filed not later than April 29, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2008 Annual Meeting of Stockholders, to be filed not later than April 29, 2008.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2008 Annual Meeting of Stockholders, to be filed not later than April 29, 2008.

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

(a)(3)           EXHIBITS:

Exhibit	Description	Reference
1(a)	Underwriting Agreement(4)

3(a)	Amended and Restated Certificate of Incorporation dated August 29, 2006(16)	3.1

(b)	Amendment to Amended and Restated Certificate of Incorporation dated August 8, 2007 (26)	3.1

(c)	Amended and Restated By-laws(2)	3.1

(d)	First Amendment to Amended and Restated By-laws(3)	3.2

4(a)	Form of Underwriter’s Warrant dated August 14, 2007 (28)	10.2

(b)	Form of Class A Warrant Agreement and Certificate(4)	4.2

(c)	Restated Warrant Agreement dated August 14, 2007 (28)	10.1

(d)	Form of Promissory Note—September 2002 Offering(5)	4.1

(e)	Form of Promissory Note—February 2003 Offering(5)	4.2

(f)	Form of Promissory Note—March 2003 Offering(5)	4.3

(g)	Specimen Certificate for Common Stock (26)	4.1

10(a)	Employment Agreement dated as of February 6, 2003 by and between Corniche Group Incorporated and Mark Weinreb* (6)	99.2

(b)	Stock Option Agreement dated as of February 6, 2003 between Corniche Group Incorporated and Mark Weinreb* (6)	99.3

(c)	Form of Stock Option Agreement* (5)	10.2

(d)	Employment Agreement dated as of September 13, 2004 between Phase III Medical, Inc. and Robert Aholt, Jr.(7)	10.3

(e)	Letter Agreement dated as of August 12, 2004 by and between Phase III Medical, Inc. and Dr. Wayne A. Marasco(7)	10.6

(f)	Board of Directors Agreement by and between Phase III Medical, Inc. and Joseph Zuckerman* (7)	10.8

(g)	Stock Purchase Agreement, dated April 20, 2005, between Phase III Medical, Inc. and Catherine M. Vaczy(1)	10.1

(h)	Promissory Note made by the Company in favor of Catherine M. Vaczy(1)	10.2

(i)	Letter Agreement, dated April 20, 2005, between Phase III Medical, Inc. and Catherine M. Vaczy* (1)	10.3

(j)	Stock Option Agreement dated April 20, 2005, between Phase III Medical, Inc. and Catherine M. Vaczy* (1)	10.4

(k)	Amendment dated July 18, 2005 to Stock Purchase Agreement with Catherine M. Vaczy dated April 20, 2005* (2)	10.1

(l)	Amendment dated July 20, 2005 to Employment Agreement with Mark Weinreb dated February 6, 2003* (2)	10.2

(m)	Amendment dated July 20, 2005 to Employment Agreement with Wayne A. Marasco dated August 12, 2004(2)	10.3

(n)	Amendment dated July 20, 2005 to Employment Agreement with Robert Aholt dated September 13, 2004(2)	10.4

(o)	Form of Option Agreement dated July 20, 2005* (2)	10.5

(p)	Form of Promissory Note Extension(2)	10.6

(q)	Letter Agreement dated August 12, 2005 with Catherine M. Vaczy* (2)	10.7

(r)	Restricted Stock Agreement with Mark Weinreb* (8)	10.8

(s)	Asset Purchase Agreement dated December 6, 2005 by and among Phase III Medical, Inc., Phase III Medical Holding Company, and NeoStem, Inc.(9)	99.1

(t)	Letter Agreement dated December 22, 2005 between Phase III Medical, Inc. and Catherine M. Vaczy* (10)	10(y)

(u)	Form of Convertible Promissory Note(11)	10.1

(v)	Form of Warrant(11)	99.1

(w)	Employment Agreement between the Company and Larry A. May dated January 19, 2006* (12)	10.1

(x)	Employment Agreement between the Company and Denis O. Rodgerson dated January 19, 2006(12)	10.2

(y)	Letter Agreement dated January 30, 2006 between Phase III Medical, Inc. and Catherine M. Vaczy* (10)	10(cc)

(z)	Settlement Agreement and General Release dated March 31, 2006 between Phase III Medical, Inc. and Robert Aholt, Jr.(10)	10(dd)

(aa)	Advisory Agreement dated May 2006 between Phase III Medical, Inc. and Duncan Capital Group LLC(13)	10(ee)

(bb)	Securities Purchase Agreement, dated June 2, 2006, between Phase III Medical, Inc. and certain investors listed therein(14)	10.1

(cc)	Registration Rights Agreement, dated June 2, 2006, between Phase III Medical, Inc. and certain investors listed therein(14)	10.2

(dd)	Form of Warrant to Purchase Shares of Common Stock of Phase III Medical, Inc(14)	10.3

(ee)	Employment Agreement between Phase III Medical, Inc. and Dr. Robin L. Smith, dated May 26, 2006* (14)	10.4

(ff)	Letter Agreement between Phase III Medical, Inc. and Mark Weinreb effective as of June 2, 2006* (14)	10.5

(gg)	Letter Agreement between Phase III Medical, Inc. and Catherine M. Vaczy effective as of June 2, 2006* (14)	10.6

(hh)	Letter Agreement between Phase III Medical, Inc. and Larry A. May effective as of June 2, 2006* (14)	10.7

(ii)	Letter Agreement between Phase III Medical, Inc. and Wayne A. Marasco effective as of June 2, 2006(14)	10.8

(jj)	NeoStem, Inc. 2003 Equity Participation Plan* (15)	B-1

(kk)	Form of Phase III Medical, Inc. Securities Purchase Agreement from July/August 2006(16)	10.1

(ll)	Form of Phase III Medical, Inc. Registration Rights Agreement from July/August 2006(16)	10.2

(mm)	Form of Phase III Medical, Inc. Warrant to Purchase Shares of Common Stock from July/August 2006(16)	10.3

(nn)	Form of Amendment Relating to Purchase by Investors in Private Placement of Convertible Notes and Warrants December 2005 and January 2006(16)	10.4

(oo)	Second Form of Amendment Relating to Purchase by Investors in Private Placement of Convertible Notes and Warrants December 2005 and January 2006(17)	10.1

(pp)	NeoStem, Inc. 2003 Equity Participation Plan, as amended* (17)	10.2

(qq)	Sublease Agreement dated October 27, 2006 between NeoStem, Inc. and DC Associates LLC(17)	10.3

(rr)	Form of Subscription Agreement among NeoStem, Inc, Emerging Growth Equities, Ltd. and certain investors listed therein(18)	10.1

(ss)	Form of Redeemable Warrant to Purchase Shares of Common Stock of NeoStem, Inc.(18)	10.2

(tt)	Form of Non-Redeemable Warrant to Purchase Shares of Common Stock of NeoStem, Inc.(18)	10.3

(uu)	January 26, 2007 Amendment to Employment Agreement of Robin Smith* (19)	10.1

(vv)	January 26, 2007 Amendment to Employment Agreement of Mark Weinreb* (19)	10.2

(ww)	January 26, 2007 Amendment to Employment Agreement of Larry A. May* (19)	10.3

(xx)	January 26, 2007 Employment Agreement with Catherine M. Vaczy* (19)	10.4

(yy)	Stem Cell Collection Services Agreement dated December 15, 2006 between the Company and HemaCare Corporation(20)	10.1

(zz)	Amendment dated February 1, 2007 to Advisory Agreement dated May 2006 between Phase III Medical, Inc. and Duncan Capital Group LLC(20)	10.2

(aaa)	Amendment to sublease agreement between NeoStem, Inc. and DC Associates LLC dated May 22, 2007(4)

(bbb)	Amendment to sublease agreement between NeoStem, Inc. and DC Associates LLC dated June 2007(4)

(ccc)	Employment Agreement between NeoStem, Inc. and Renee F. Cohen dated August 15, 2007* (22)	10.1

(ddd)	September 27, 2007 Amendment to Employment Agreement of Robin L. Smith* (23)	10.1

(eee)	September 28, 2007 Amendment to Employment Agreement of Mark Weinreb*	10.2
	(23)
(fff)	Agreement and Plan of Acquisition among NeoStem, Inc., Stem Cell Technologies, Inc. and UTEK Corporation (24)	10.1

(hhh)	License Agreement between Stem Cell Technologies, Inc. and the University of Louisville Research Foundation, Inc. (24)	10.2

(iii)	Sponsored Research Agreement between NeoStem, Inc. and the University of Louisville Research Foundation, Inc. (24)	10.3

(jjj)	Letter agreement dated January 9, 2008 with Dr. Robin Smith* (25)	10.1

(kkk)	Letter agreement dated January 9, 2008 with Catherine M. Vaczy* (25)	10.2

14(a)	Code of Ethics for Senior Financial Officers (14)	14.1

21(a)	Subsidiaries of the Registrant (27)	21.1

23(a)	Consent of Holtz Rubenstein Reminick LLP (27)	23.1

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (27)	31.1

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (27)	31.2

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (27)	32.1

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (27)	32.2

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

(4)
Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form SB-2/A, File No. 333-142923, which exhibit is incorporated here by reference.

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

(7)
Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company’s annual report on Form 10-K for the year ended December 31, 2004, which exhibit is incorporated here by reference.

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

(10)
Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company’s annual report on Form 10-K for the year ended December 31, 2005, which exhibit is incorporated here by reference.

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

(16)
Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company’s Registration Statement on Form S-1, File No. 333-137045, which exhibit is incorporated here by reference.

(17)
Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-137045, which exhibit is incorporated here by reference.

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

(20)
Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company’s annual report on Form 10-K for the year ended December 31, 2006, which exhibit is incorporated here by reference.

(21)
Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company’s Registration Statement on Form SB-2, File No. 333-142923, which exhibit is incorporated here by reference.

(22)
Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of the Company on Form 8-K, dated August 15, 2007, which exhibit is incorporated here by reference.

(23)
Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of the Company on Form 8-K, dated September 27, 2007, which exhibit is incorporated here by reference.

(24)
Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of the Company on Form 8-K, dated November 13, 2007, which exhibit is incorporated here by reference. Certain portions of Exhibits 10(hhh) (10.2) and 10(iii) (10.3) were omitted based upon a request for confidential treatment, and the omitted portions were filed separately with the Securities and Exchange Commission on a confidential basis.

(25)
Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of the Company on Form 8-K, dated January 9, 2008, which exhibit is incorporated here by reference.

(26)
Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company’s Registration Statement on Form S-3, File No. 333-145988, which exhibit is incorporated here by reference.

(27)	Filed herewith.

(28)
Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the quarterly report of the Company on Form 10-QSB for the quarter ended September 30, 2007, which exhibit is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on March 28, 2008.

NEOSTEM, INC.

By:	/s/ Robin L. Smith
Name: Robin L. Smith
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robin L. Smith	Director, Chief Executive
Robin L. Smith	Officer and Chairman of the Board (Principal Executive Officer)	March 28, 2008

/s/ Larry A. May	Chief Financial Officer
Larry A. May	(Principal Financial Officer and Principal Accounting Officer)	March 28, 2008

/s/ Mark Weinreb	Director and President	March 28, 2008
Mark Weinreb

/s/ Joseph Zuckerman	Director	March 28, 2008
Joseph Zuckerman

/s/ Richard Berman	Director	March 28, 2008
Richard Berman

/s/ Steven S. Myers	Director	March 28, 2008
Steven S. Myers

NeoStem, Inc. and Subsidiaries
Table of Contents
Page
Report of Independent Registered Public Accounting Firm -
Holtz Rubenstein Reminick LLP	F - 1

Financial Statements:

Consolidated Balance Sheets at December 31, 2007 and 2006	F - 2

Consolidated Statements of Operations
Years Ended December 31, 2007, 2006 and 2005	F - 3

Consolidated Statements of Stockholders’ Equity/ (Deficit)
Years Ended December 31, 2007, 2006 and 2005	F - 4 - F-5

Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005	F - 6 - F-7

Notes to Consolidated Financial Statements	F -8- F - 29

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
NeoStem, Inc. (Formerly Phase III Medical, Inc.) and Subsidiaries

We have audited the accompanying consolidated balance sheets of NeoStem, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity/ (deficit) and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NeoStem, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the results of their operations and cash flows for each of the years in the three year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ HOLTZ RUBENSTEIN REMINICK LLP

Melville, New York
March 19. 2008

NEOSTEM, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,304,227	$436,659
Accounts receivable, net of allowance for doubtful
accounts of $19,500 and $0, respectively	24,605	9,050
Prepaid expenses and other current assets	46,248	82,451

Total current assets	2,375,080	528,160

Property and equipment, net	164,122	96,145
Intangible asset	669,000	-
Goodwill	558,169	558,169
Other assets	8,778	12,500

	$3,775,149	$1,194,974

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$158,453	$372,348
Accrued liabilities	228,726	241,388
Unearned revenues	2,902	2,420
Notes payable - related party, current	24,022	125,000
Note payable - current	4,720	1,313
Current portion of capitalized lease obligation	25,406	20,829
Convertible debentures	-	75,000

Total current liabilities	444,229	838,298

	-
Note payable - related party, long term		24,439
Capitalized lease obligation, net of current portion	14,726	40,132

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred stock; authorized, 5,000,000 shares Series B
convertible redeemable preferred stock, liquidation
value, 1 share of common stock per share, $.01 par
value; authorized, 825,000 shares; issued and
outstanding, 10,000 shares at December 31, 2007 and
December 31, 2006	100	100
Common stock, $.001 par value; authorized, 500,000,000 shares;
issued and outstanding, 4,826,055 at December 31, 2007
and 2,078,121 shares at December 31, 2006	4,826	2,078
Additional paid-in capital	34,802,309	20,968,358
Unearned compensation	(738,803)	(371,666)
Accumulated deficit	(30,752,238)	(20,306,765)

Total stockholders’ equity	3,316,194	292,105

	$3,775,149	$1,194,974

The accompanying notes are an integral part of these consolidated financial statements

NEOSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Years ended December 31,
	2007	2006	2005
Revenues	$231,664	$45,724	$35,262

Direct Costs	24,847	22,398	24,776

Gross Profit	206,817	23,326	10,486

Selling, general and administrative	10,645,653	4,714,568	1,611,398

Operating loss	(10,438,836)	(4,691,242)	(1,600,912)

Other income (expense):
Interest income	15,331	20,432	137
Interest expense - Series A mandatorily
Redeemable convertible preferred stock	-	(9,934)	(47,684)
Interest expense	(21,968)	(1,370,656)	(96,580)

	(6,637)	(1,360,158)	(144,127)

Net Loss	$(10,445,473)	$(6,051,400)	$(1,745,039)

Basic earnings per share

Net loss	$(3.18)	$(4.43)	$(3.51)

Weighted average common shares outstanding	3,284,116	1,365,027	497,758

The accompanying notes are an integral part of these consolidated financial statements

NEOSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity/(Deficit)

	Series B Convertible Preferred Stock		Common Stock
					Unearned	Additional
	Shares	Amount	Shares	Amount	Compens ation	Paid in Capital	Accumulated Deficit	Total
Balance at December 31. 2004	10,000	$100	4,102,955	$4,104	$-	$10,574,338	$(12,510,326)	$(1,931,784)
Adjustment for Reverse Common Stock
Split			(3,692,659)	(3,694)		3,694		-
Issuance of common stock for cash, net of offering costs			125,929	126		871,874		872,000

Issuance of common stock for conversion of debt			98,658	99		564,901		565,000
Issuance of common stock to officers and directors			60,207	60		237,226		237,286
Issuance of common stock for services			10,350	10		76,098		76,108
Equity component of issuance of convertible debt						83,333		83,333
Issuance of common stock purchase warrants for services						25,458		25,458
Net loss							(1,745,039)	(1,745,039)
Balance at December 31. 2005	10,000	100	705,440	705	-	12,436,922	(14,255,365)	(1,817,638)
Issuance of common stock for cash, net of offering costs			945,382	945		3,572,123		3,573,068
Issuance of common stock for conversion of preferred stock			54,494	55		1,219,614		1,219,669
Issuance of common stock to officers and directors			40,000	40		207,960		208,000
Issuance of restricted common stock to officers and directors			90,000	90	(600,000)	599,910		-
Vesting of unearned compensation related to restricted common stock issued to officers and directors					228,334			228,334
Issuance of common stock for services			17,618	18		112,970		112,988
Equity component of issuance of convertible debt						263,612		263,612
Issuance of common stock purchase warrants for services						75,496		75,496
Issuance of common stock for purchase of assets of NS California			40,000	40		199,960		200,000
Issuance of common stock to pay off current liabilities			66,458	66		308,396		308,462
Issuance of common stock for conversion of convertible debt			107,386	107		692,789		692,896
Issuance of common stock for extension of due dates of convertible debt			3,693	4		21,019		21,023
Issuance of common stock purchase warrants for the early conversion of convertible debt						652,130		652,130
Issuance of common stock for conversion of debt			7,650	8		44,992		45,000
Compensatory element of stock options issued to staff						560,465		560,465
Net Loss							(6,051,400)	(6,051,400)
Balance at December 31. 2006	10,000	100	2,078,121	2,078	(371,666)	20,968,358	(20,306,765)	292,105

NEOSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity/(Deficit) --(Con't,)

	Series B Convertible Preferred Stock		Common Stock			Additional
					Unearned	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Compensation	Capital	Deficit	Total
Issuance of common stock for cash,
net of offering costs			1,770,000	1,770		7,937,536		7,939,306
Issuance of common stock to acquire Stem Cell Technologies, Inc.			400,000	400		939,600		940,000
Issuance of common shares for capital commitment			30,000	30		164,970		165,000
Issuance of common stock to officers and directors			12,000	12		55,398		55,410
Issuance of restricted common stock for services			95,542	95	(481,910)	481,815		-
Vesting of unearned compensation relatedto restricted common stock issued for services					392,135			392,135
Issuance of restricted common stock to officers and directors			289,500	290	(1,446,957)	1,446,667		-
Vesting of unearned compensation related to restricted common stock issuedto officers and directors					1,169,595			1,169,595
Issuance of common stock for services			150,892	151		386,363		386,514
Issuance of common stock purchase warrants for services						213,786		213,786
Compensatory element of stock options issued to staff						2,207,816		2,207,816

Net Loss							(10,445,473)	(10,445,473)
Balance at December 31. 2007	10,000	$100	4,826,055	$4,826	$(738,803)	$34,802,309	$(30,752,238)	$3,316,194

The accompanying notes are an integral part of these consolidated financial statements

NEOSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities:	$(10,445,473)	$(6,051,400)	$(1,745,039)
Net loss
Adjustments to reconcile net loss to net cash used in
operating activities:
Common shares issued and stock options granted
as payment for interest expense and for services
rendered	4,590,256	2,280,779	338,852
Depreciation	53,778	27,623	1,958
Bad debt expense	19,500	-	-
Amortization of debt discount	-	212,500	5,882
Series A mandatorily redeemable
convertible preferred stock dividends	-	9,935	47,684
Unearned revenues	482	(24,325)	(35,262)
Deferred acquisition costs	1,254	17,868	24,776
Changes in operating assets and liabilities :
Prepaid expenses and other current assets	34,810	(72,251)	2,786
Accounts receivable	(35,055)	(9,050)	-
Other assets	-	-	(111,753)
Accounts payable, accrued expenses
and other current liabilities	(351,976)	(30,510)	636,120

Net cash used in operating activities	(6,132,424)	(3,638,831)	(833,996)

Cash flows from investing activities:
Cash received in connection with acquisition of technology	271,000	-	-
Acquisition of property and equipment	(117,893)	(43,136)	-
Net cash provided by/(used) in investing activities	153,107	(43,136)	-

Cash flows from financing activities:
Net proceeds from issuance of capital stock	7,939,306	3,573,068	872,000
Proceeds from notes payable	337,120	180,396	203,000
Repayment of notes payable	(408,712)	(352,898)	(30,000)
Repayment of capitalized lease obligations	(20,829)	(20,813)
Proceeds from sale of convertible debentures	-	250,000	250,000

Net cash provided by financing activities	7,846,885	3,629,753	1,295,000

Net increase/ (decrease) in cash and cash equivalents	1,867,568	(52,213)	461,004

Cash and cash equivalents at beginning of year	436,659	488,872	27,868
Cash and cash equivalents at end of year	$2,304,227	$436,659	$488,872

The accompanying notes are an integral part of these consolidated financial statements

NEOSTEM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows - continued

	Years ended December 31,
	2007	2006	2005
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$21,968	$285,096	$92,010

Supplemental schedule of non-cash investing
and financing activities

Issuance of common stock for services rendered	$386,514	$188,485	$313,394

Compensatory element of stock options	$2,207,816	$560,466	$25,458

Issuance of restricted common stock for compensation	$1,446,957	$-	$-

Issuance of common stock for compensation	$55,410	$-	$-

Issuance of common stock purchase warrants for
services	$213,786	$-	$-

Issuance of restricted common stock for services	$481,910	$-	$-

Issuance of common stock for purchase of Stem Cell
Technologies, Inc.	$940,000	$-	$-

Issuance of common stock for capital commitment	$165,000	$-	$-

Net accrual of dividends on Series A preferred stock	$-	$9,935	$-

Issuance of common stock for assets of NS California	$-	$200,000	$-

Common stock for conversion of convertible debt	$-	$425,000	$-
Common stock issued for debt	$-	$45,000	$565,000

The accompanying notes are an integral part of these consolidated financial statements

Note 1 - The Company

NeoStem, Inc. (“NeoStem”) was incorporated under the laws of the State of Delaware in September 1980 under the name Fidelity Medical Services, Inc.  Our corporate headquarters is located at 420 Lexington Avenue, Suite 450, New York, NY 10170, our telephone number is (212) 584-4180 and our website address is www.neostem.com.

NeoStem is engaged in a platform business of operating a commercial autologous (donor and recipient are the same) adult stem cell bank and is pioneering the pre-disease collection, processing and long-term storage of stem cells from adult donors that they can access for their own future medical treatment.  We are managing a growing nationwide network of adult stem cell collection centers. We also recently entered the research and development arenas, through the acquisition of a worldwide exclusive license to an early-stage technology to identify and isolate rare stem cells from adult human bone marrow, called VSEL (very small embryonic-like) stem cells. VSELs have many physical characteristics typically found in embryonic stem cells, including the ability to differentiate into specialized cells found in substantially all the different types of cells and tissue that make up the body. On January 19, 2006, we consummated the acquisition of the assets of NS California, Inc., a California corporation (“NS California”) relating to NS California’s business of collecting and storing adult stem cells.  Effective with the acquisition, the business of NS California became our principal business, rather than our historic business of providing capital and business guidance to companies in the healthcare and life science industries.  The Company provides adult stem cell processing, collection and banking services with the goal of making stem cell collection and storage widely available, so that the general population will have the opportunity to store their own stem cells for future healthcare needs.

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

On August 29, 2006, our stockholders approved an amendment to our Certificate of Incorporation to effect a reverse stock split of our Common Stock at a ratio of one-for-ten shares and to change our name from Phase III Medical, Inc. to NeoStem, Inc.  This reverse stock split was effective as of August 31, 2006. On June 14, 2007, our stockholders approved an amendment to our Certificate of Incorporation to effect a reverse stock split of our common stock at a ratio between one-for-three and one-for-ten shares in the event it was deemed necessary by the Company’s Board of Directors to be accepted onto a securities exchange. On July 9, 2007, the Board authorized the reverse stock split at a ratio of one-for-ten shares to be effective upon the initial closing of the Company’s public offering in order to satisfy the listing requirements of The American Stock Exchange. On August 9, 2007 the reverse stock split was effective and the Company's Common Stock commenced trading on The American Stock Exchange under the symbol "NBS." All shares and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted for all periods presented to reflect the reverse stock splits effective as of August 31, 2006 and August 9, 2007.

Note 2 - Summary of Significant Accounting Policies

Principles of consolidation: The consolidated financial statements include the accounts of NeoStem, Inc. (a Delaware corporation) and its wholly-owned subsidiaries, NeoStem Therapies, Inc. and Stem Cell Technologies, Inc. All intercompany transactions and balances have been eliminated.

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

Comprehensive income (loss): Refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. At December 31, 2007, 2006 and 2005 there were no such adjustments required.

Goodwill: Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. The Company reviews recorded goodwill for potential impairment annually or upon the occurrence of an impairment indicator. The Company performed its annual impairment tests as of December 31, 2007 and determined no impairment exists. The Company will perform its future annual impairment as of the end of each fiscal year.

Intangible asset: SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless those lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Definite-lived intangible assets, which consists of patents and rights associated with the Very Small Embryonic Like (“VSEL”) Stem Cells which constitutes the principal assets acquired in the acquisition of Stem Cells Technologies, Inc., have been assigned a useful life and are amortized on a straight-line basis over a period of twenty years.

Impairment of long-lived assets: We review long-lived assets and certain identifiable intangibles to be held and used for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. If other events or changes in circumstances indicate that the carrying amount of an asset that we expect to hold and use may not be recoverable, we will estimate the undiscounted future cash flows expected to result from the use of the asset or its eventual disposition, and recognize an impairment loss. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Accounting for Stock Option Compensation: In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective for the first interim or annual reporting period that begins after June 15, 2005. The Company has adopted SFAS No. l23(R) effective January 1, 2006. The Company determines value of stock options by the Black-Scholes option pricing model. The value of options issued during 2007 and 2006 or that were unvested at January 1, 2006 are being recognized as an operating expense ratably on a monthly basis over the vesting period of each option.

Pro Forma Effect of Stock Options: For the year ended December 31, 2005, the Company followed Financial Accounting Standards Board Interpretation No. 44, an interpretation of APB Opinion No. 25 and SFAS No. 123 which requires that effective July 1, 2000, all options issued to non-employees after January 12, 2000 be accounted for under the rules of SFAS No. 123.

Assuming the fair market value of the option at the date of grant $6.00 in February 2005, $5.00 in April and July 2005, $8.00 in September 2005 and $6.00 in December 2005, the life of the options to be from three to ten years, the expected volatility at between 15% and 200%, expected dividends are none, and the risk-free interest rate of approximately 3%, the Company would have recorded compensation expense of $116,146 for the years ended December 31, 2005 as calculated by the Black-Scholes option pricing model. The weighted average fair value per option of options granted during 2005 was $6.00.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Proforma net loss and net loss per share would be as follows:

2005
Net loss as reported	$(1,745,039)
Additional compensation	(116,146)

Adjusted net loss	$(1,861,185)

Net loss per share as reported	$(3.51)

Adjusted net loss per share	$(3.74)

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

Revenue Recognition: The Company initiated the collection and banking of autologous adult stem cells in the fourth quarter of 2006. The Company recognizes revenue related to the collection and cryopreservation of autologous adult stem cells when the cryopreservation process is completed which is generally twenty four hours after cells have been collected. Revenue related to advance payments of storage fees is recognized ratably over the period covered by the advanced payments. The Company also earns revenue, in the form of start up fees, from physicians seeking to establish autologous adult stem cell collection centers. These fees are in consideration of the Company establishing a service territory for the physician. Starts up fees are recognized once the agreement has been signed and the physician has been qualified by the Company’s credentialing committee.

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

The Company had sold, via the Internet, through partnerships and directly to consumers, extended warranty service contracts for seven major consumer products. The Company recognized revenue ratably over the length of the contract. The Company purchased insurance to fully cover any losses under the service contracts from a domestic carrier. The insurance premium and other costs related to the sale are amortized over the life of the contract.

Purchase of Royalty Interests: The Company charges payments for the purchase of future potential royalty interests to expense as paid and will record revenues when royalty payments are received.

Note 3 - Acquisition of NS California

On January 19, 2006, the Company consummated the acquisition of the assets of NS California, Inc. (“NS California”) relating to NS California 's business of collecting and storing adult stem cells, issuing 40,000 shares of the Company's common stock with a value of $200,000. In addition, the Company assumed certain liabilities of NS California’s which totaled $476,972. The underlying physical assets acquired from NS California were valued at $109,123 resulting in the recognition of goodwill in the amount of $558,169. Upon completion of the acquisition the operations of NS California were assumed by the Company and have been reflected in the Statement of Operations since January 19, 2006. Effective with the acquisition, the business of NS California became the principal business of the Company. The Company now is providing adult stem cell processing, collection and banking services with the goal of making stem cell collection and storage widely available, so that the general population will have the opportunity to store their own stem cells for future healthcare needs.

Note 4- Intangible Asset

At December 31, 2007 our intangible asset consisted of patent applications and rights associated with the VSEL Technology which constitutes the principal assets acquired in the acquisition of Stem Cells Technologies, Inc.

Estimated amortization expense for the five years subsequent to December 31, 2007 is as follows:

Years Ending December 31,
2008	$33,450
2009	33,450
2010	33,450
2011	33,450
2012	33,450
Thereafter	501,750

The remaining weighted-average amortization period as of December 31, 2007 is 20 years.

Note 5 - Accrued Liabilities

Accrued liabilities are as follows:

	December 31,
	2007	2006
Professional fees	$66,000	$148,255
Interest on notes payable	218	1,919
Salaries and related taxes	132,804	31,003
Other	29,704	60,211
	$228,726	$241,388

Note 6- Notes Payable

On March 17, 2003, the Company commenced a private placement offering to raise up to $250,000 in 6-month promissory notes in increments of $5,000 bearing interest at 15% per annum. Only selected investors which qualify as “accredited investors” as defined in Rule 501(a) under the Securities Act of 1933, as amended, were eligible to purchase these promissory notes. The Company raised the full $250,000 through the sale of such promissory notes, resulting in net proceeds to the Company of $225,000, net of offering costs. The notes contain a default provision which raises the interest rate to 20% if the notes are not paid when due. The Company issued $250,000 of these notes. During 2006, $90,000 had been converted into 15,300 shares of the Company’s Common Stock and $160,000 was repaid.

In August 2004, the Company sold 30 day 20% notes in the amount of $55,000 to two accredited investors to fund current operations. As of December 31, 2006 $30,000 of these notes has been paid and $25,000 converted into 4,250 shares of the Company’s Common Stock.

In December 2004, the Company sold four notes to four accredited investors totaling $100,000 with interest rates that range from 8% to 20%. As of December 31, 2006, $15,000 has been repaid and $85,000 converted into 14,450 shares of the Company’s Common Stock.

In March 2005, the Company sold a 30 day 8% note in the amount of $17,000, in August 2005, an 8% note in the amount of $10,000 and in September 2005, two 8% notes in the amounts of $6,000 and $15,000 to its President and then CEO, totaling $48,000 and were all due on demand. In January 2006, all notes were repaid.

On December 30, 2005, the Company sold $250,000 of convertible nine month Promissory Notes which bore 9% simple interest with net proceeds to the Company of $220,000. These convertible notes were sold in connection with a subscription agreement between the Company and Westpark Capital, Inc. (“Westpark”). (The convertible notes and warrants sold in December, 2005 and January, 2006 in the transaction in which Westpark Capital, Inc. acted as the placement agent is sometimes referred to here in as the “Westpark Private Placement”) The Company recorded a debt discount associated with the conversion feature in the amount of $83,333, which was charged to interest expense during the year ended December 31, 2006. The debt discount recorded of $83,333 does not change the amount of cash required to payoff the principal value of these Promissory Notes, at any time during the term, which is $250,000. As part of the Westpark Private Placement, these Promissory Notes have 4,167 detachable warrants for each $25,000 of debt, which entitle the holder to purchase one share of the Company’s Common Stock at a price of $12.00 per share. The warrants are exercisable for a period of three years from the date of the Promissory Note. The Promissory Notes convert to the Company’s Common Stock at $6.00 per share. The Promissory Notes are convertible at anytime into shares of Common Stock at the option of the Company subsequent to the shares underlying the Promissory Notes and the shares underlying the warrants registration if the closing price of the Common Stock has been at least $18.00 for a period of at least 10 consecutive days prior to the date on which notice of conversion is sent by the Company to the holders of the Promissory Notes. Pursuant to the terms of the Westpark Private Placement, the Company agreed to file with the SEC and have effective by July 31, 2006, a registration statement registering the resale by the investors in the Westpark Private Placement of the shares of Common Stock underlying the convertible notes and the warrants sold in the Westpark Private Placement. This registration statement was not made effective by July 31, 2006 and certain additional rights have accrued to the Convertible Promissory Noteholders (see below for a detailed description of these additional rights). In 2005, the Company recorded an expense of $2,573 associated with the warrants as their fair value using the Black Scholes method.

In January 2006, the Company sold an additional $250,000 of convertible nine month Promissory Notes which bore 9% simple interest with net proceeds to the Company of $223,880 as part of the Westpark Private Placement. The Company recorded a debt discount associated with the conversion feature in the amount of $129,167. For the year ended December 31, 2006, the Company charged $127,932 of the debt discount to interest expense. The debt discount recorded of $129,167 does not change the amount of cash required to payoff the principal value of these Promissory Notes, at any time during the term, which is $250,000. These Promissory Notes were sold on the same terms and conditions as those sold in December, 2005 as part of the Westpark Private Placement. For the year ended December 31, 2006, the Company recorded as interest expense $263,612 associated with the warrants as their fair value using the Black Scholes method.

As mentioned previously, pursuant to the terms of the Westpark Private Placement, the Company agreed to file with the SEC and have effective by July 31, 2006, a registration statement registering the resale by the investors in the Westpark Private Placement of the shares of Common Stock underlying the convertible promissory notes and the warrants sold in the Westpark Private Placement. In the event the Company did not do so, (i) the conversion price of the convertible promissory notes was reduced by 5% each month, subject to a floor of $4.00; (ii) the exercise price of the warrants was reduced by 5% each month, subject to a floor of $10.00 and (iii) the warrants could be exercised pursuant to a cashless exercise provision. The Company did not have the registration statement effective by July 31, 2006 and requested that the investors in the Westpark Private Placement extend the date by which the registration statement is required to be effective until February 28, 2007. In August, 2006 the Company filed with the SEC a registration statement registering the resale by the investors of the Westpark Private Placement of the shares of Common Stock underlying the convertible promissory notes and the warrants sold in the Westpark Private Placement which was made effective in November 2006.

In an effort to improve the financial position of the Company, in July 2006, noteholders were offered the option of (A) extending the term of the convertible note for an additional four months from the maturity date in consideration for which (i) the Company shall issue to the investor for each $25,000 in principal amount of the convertible note 568 shares of unregistered Common Stock; and (ii) the exercise price per warrant shall be reduced from $12.00 to $8.00, or (B) converting the convertible note into shares of the Company’s Common Stock in consideration for which (i) the conversion price per conversion share shall be reduced to $4.40; (ii) the Company shall issue to the investor for each $25,000 in principal amount of the Note, 1,136 shares of Common Stock; (iii) the exercise price per warrant shall be reduced from $12.00 to $8.00; and (iv) a new warrant shall be issued substantially on the same terms as the original Warrant to purchase an additional 4,167 shares of Common Stock for each $25,000 in principal amount of the convertible note at an exercise price of $8.00 per share. Pursuant to this, the investor was also asked to waive any and all penalties and liquidated damages accumulated as of the date of the agreement. This offer was terminated on August 31, 2006. By August 31, 2006 investors owning $237,500 of the $500,000 of convertible promissory notes had agreed to convert the convertible note into shares of the Company’s Common Stock for consideration described above and investors holding $162,500 of the $500,000 of convertible promissory notes had agreed to extend the term of the convertible note for an additional four months from the maturity date for consideration described above.

In September 2006, a new offer was extended to the remaining noteholders to convert the convertible note into shares of the Company’s Common Stock in consideration for which (i) the conversion price per conversion share shall be reduced to $4.40; (ii) the exercise price per warrant shall be reduced from $12.00 to $8.00 and (iii) a new warrant shall be issued substantially on the same terms as the original Warrant to purchase an additional 4,167 shares of Common Stock for each $25,000 in principal amount of the convertible note at an exercise price of $8.00 per share. Pursuant to this, the investor was also being asked to waive any and all penalties and liquidated damages accumulated as of the date of the agreement.

By December 31, 2006, investors owning $425,000 convertible promissory notes agreed to convert the convertible note into shares of the Company’s Common Stock for consideration described above. The Company issued 107,386 shares of Common Stock with a fair value of $692,896. In addition, the Company issued 60,417 warrants with a fair value of $472,741 for Security holders that agreed to an early conversion of their convertible promissory notes. The Company also issued 3,693 shares of Common Stock as consideration for extending the term of the convertible notes, totaling $162,500, for an additional four months with a fair value of $21,023. The fair value of this Common Stock has been accounted for as interest expense. Amounts in excess of the face value of the convertible promissory notes and the fair value of the warrants issued as the result of early conversion have been accounted for as interest expense. The balance, $75,000, of convertible promissory notes was paid off in January 2007.

In connection with the NS California acquisition, the Company assumed a 6% note due to Tom Hirose, a former officer of NS California in the amount of $15,812. Final payment was made in January 2008.

On May 17, 2006, the Company sold an 8% promissory note in the amount of $20,000 due on demand to Robin Smith, the Company’s then Chairman of the Advisory Board. This promissory note was paid off on June 2, 2006.

In July and August 2007, the Company borrowed an aggregate of $200,000 through the issuance of short term bridge notes to support operations pending the closing of the Company’s August 2007 public offering described in Note 8. These bridge notes provided that they matured in six months from the date of issuance, subject to the Company’s right to prepay, and bore interest at a rate of 15% per annum. Robin L. Smith MD, Chief Executive Officer and Chairman of the Board of the Company was issued a bridge note for $125,000. Richard Berman, a member of the Board of Directors, was issued a bridge note for $50,000, and a bridge note for $25,000 was issued to another NeoStem shareholder. On August 10, 2007, the Board authorized the repayment in full of the bridge notes and all outstanding bridge notes were repaid in full plus accrued interest. For the year ended December 31, 2007 the Company paid interest of $976 on these notes.

A summary of notes payable and convertible debentures is as follows:

	January 1,		Repayments	Less: Debt	December 31,
	2007	Proceeds	/Conversions	Discounts	2007
Notes with Related
Parties	$-	200,000	(200,000)		$-
Convertible
Debentures	75,000	-	(75,000)	-	-

Total	$75,000	$200,000	$(275,000)	$-	$-

Note 7 - Series A Mandatorily Redeemable Convertible Preferred Stock

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

On March 17, 2006, the stockholders of the Company voted to approve an amendment to the Certificate of Incorporation which permitted the Company to issue in exchange for all 681,171 shares of Series A Preferred Stock outstanding and its obligation to pay $538,498 (or $.79 per share) in accrued dividends thereon, a total of 54,494 shares of Common Stock (eight hundredths (.08) shares of Common Stock per share of Series A Preferred Stock). Pursuant thereto, as of December 31, 2006, all outstanding shares of Series A Preferred Stock had been cancelled and converted into Common Stock. Therefore at December 31, 2007 and 2006, there were 0 shares of Series A Preferred Stock outstanding.

Note 8 - Stockholders’ Equity

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

The holder of any share of Series B Convertible Redeemable Preferred Stock has the right, at such holder’s option (but not if such share is called for redemption), exercisable after December 31, 2000, to convert such share into one (1) fully paid and non-assessable share of common stock (the “Conversion Rate”). The Conversion Rate is subject to adjustment as stipulated in the Agreement.

During the year ended December 31, 2000, holders of 805,000 shares of the Series B Preferred Stock converted their shares into 805,000 shares of the Company’s common stock.

At December 31, 2007 and 2006, 10,000 Series B Preferred Shares were issued and outstanding.

(b)	Common Stock:

At the July 2005 annual meeting, the stockholders approved an amendment increasing the authorized common stock to 500 million shares from 250 million shares.

In February 2005, the $100,000 convertible note sold to the Company’s former COO was converted into 19,608 shares of the Company’s common stock.

For the twelve months ended December 31, 2005, the Company issued 10,350 shares of its common stock for services performed by outside consultants and advisory board members. The fair value of these shares was approximately $76,000, which was charged to operations.

For the twelve months ended December 31, 2005, the Company issued 30,807 shares of its common stock to its officers, directors and employees for services in lieu of salary. The fair value of these shares was $119,686, which was charged to operations.

In 2005, the Company issued 125,929 shares of its common stock to accredited investors resulting in net proceeds to the Company of $872,000.

In July 2005, the Company granted 30,000 shares of its common stock to its then President and CEO. These shares vest 10,000 immediately and 10,000 on each of the next two anniversary dates. On June 2, 2006 the Company accelerated the vesting dates of this stock grant pursuant to a letter agreement outlined in Note 11 of these financial statements. The fair value of these shares was $120,000, which was charged to expense.

On November 30, 2005, $445,000 of debt was converted into the Company’s common stock at .17 shares for each one dollar of debt resulting in 75,650 shares being issued. On December 30, 2005, an additional $20,000 of debt was converted into 3,400 shares of the Company’s common stock.

In January 2006, the Company issued 7,650 shares of its common stock in exchange for $45,000 of notes payable. In addition, the Company issued 2,500 shares of its Common Stock to Westpark as additional compensation for its role as placement agent in the Westpark Private Placement. The fair value of these shares was $22,750 which was charged to expense.

In January 2006, in connection with the acquisition of certain assets of NS California, the Company issued 20,000 shares of its common stock to NS California. An additional 20,000 shares of the Company’s Common stock were held in escrow pending any potential claims that might have been made in connection with the NS California transaction to be released one year from the closing less any shares reclaimed due to amounts paid in cash in lieu of stock. The Company issued 10,000 additional shares of its common stock in escrow pending the approval of the license for the laboratory used for the collection of stem cells. The agreement called for 167 shares to be forfeited each day the license was not obtained past February 15, 2006, with a maximum of 10,000 shares of common stock subject to forfeiture. The license was obtained in May, 2006 and therefore the Company notified NS California of the requirement that the 10,000 shares be forfeited to the Company. In January, 2007 the escrow period was completed and the remaining shares were released to NS California. In connection with and subsequent to the closing of the NS California transaction, the Company issued 20,122 shares of its Common stock in payment of certain obligations assumed by the Company.

In 2006, the Company sold 438,832 shares of its common stock to accredited investors at a per share price of $4.40 resulting in net proceeds to the Company of $1,827,068. In connection with these transactions, the Company issued 198,864 common stock purchase warrants with a term of five years and per share exercise price of $8.00.

In May 2006, the Company entered into an advisory agreement with Duncan Capital Group LLC (“Duncan”). Pursuant to the advisory agreement, Duncan was providing to the Company on a non-exclusive “best efforts” basis, services as a financial consultant in connection with any equity or debt financing, merger, acquisition as well as with other financial matters. In consideration for such role, Duncan received a fee of $200,000 in cash and 24,000 shares of restricted common stock. On June 2, 2006 , pursuant to the Duncan Private Placement, the Company sold 472,500 shares of its common stock to seventeen accredited investors at a per share price of $4.40 resulting in gross proceeds of $ 2,079,000. In connection with this transaction, the Company issued 236,250 common stock purchase warrants to these seventeen investors. These common stock purchase warrants have a term of 5 years and exercise price of $8.00 per share. In addition, Dr. Robin Smith was paid $100,000 and 10,000 common stock shares were issued to her in connection with an Advisory Agreement dated September 14, 2005 as amended by the Supplement to Advisory Agreement dated January 18, 2006 and Dr. Smith’s employment agreement with the Company dated June 2, 2006.

On June 2, 2006 certain employees and members of senior management agreed to take restricted common stock as the net pay on $278,653 of unpaid salary that dated back to 2005. This resulted in the issuances of 37,998 shares of common stock, valued at $167,192, or $4.40 per share, the balance of the unpaid salary was used to pay the withholding taxes which are associated with those earnings.

On June 2, 2006 Dr. Robin Smith was appointed Chairman and CEO of the Company. In connection with Dr. Smith’s appointment, 20,000 shares of common stock were issued under the Company’s 2003 Equity Participation Plan, as amended (the “2003 EPP”) to Dr. Smith valued at $88,000 which was reflected as compensation expense in the year ended December 31, 2006. In addition, Dr. Smith was granted, under the 2003 EPP common stock options to purchase 54,000 shares of the Company’s common stock, which 30,000 option shares vested immediately, 12,000 option shares vest on the first anniversary of the effective date and 12,000 option shares vest on the second anniversary of the effective date. The exercise price of the options are (i) $5.30 as to the first 10,000 option shares, (ii) $8.00 as to the second 10,000 option shares, (iii) $10.00 as to the third 10,000 option shares, (iv) $16.00 as to the next 12,000 option shares, and (v) $25.00 as to the balance.

In 2006, the Company issued an aggregate of 66,458 shares of common stock in conversion of an aggregate of $308,462 in accounts payable owed to certain vendors. The per share conversion price ranged from $4.40 to $6.00.

In 2006, in connection with the offer to noteholders for early conversion of the convertible promissory notes the Company issued 107,386 shares of common stock at a per share price ranging from $5.10 to $9.10.

In 2006, in connection with the offer to noteholders for the extension of due dates of the Convertible Promissory Notes of the WestPark Private Placement, the Company issued 3,693 shares of common stock with a per share price of $5.70.

In November 2006, the Company issued stock grants, under the 2003 EPP, to two members of the Board of Directors, totaling 60,000 shares of common stock with a per share price of $7.00. These shares vest as follows: one-third vesting upon grant and one-third on the first and second anniversaries of the grant dates. The Company recognized $163,334 as director fees in 2006, and the remaining $256,666 of unearned value will be recognized ratably over the remaining vesting periods of which $140,004 was recognized in 2007.

In December 2006, the Company issued a stock grant, under the 2003 EPP, to an officer, totaling 30,000 shares of common stock with a per share price of $6.00. These shares vest as follows: 10,000 shares vesting upon grant and the remainder upon the company achieving certain milestones. The Company recognized $65,000 as compensation expense in 2006, and the remaining $115,000 of unearned value will be recognized ratably over the remaining vesting periods of which $ 80,000 was recognized in 2007.

In December 2006, the Company issued stock grants, under the 2003 EPP, to three members of management, totaling 20,000 shares of Common stock with a per share price of $6.00. At December 31, 2006 the Company recognized $120,000 as compensation expense.

In January 2007, the Company issued 12,000 shares of restricted Common Stock to its intellectual property acquisition consultant, vesting as to 1,000 shares per month commencing January 2007.

In January 2007, the Company issued an aggregate of 9,000 shares of Common Stock, under the 2003 EPP, to a former director and employee pursuant to his agreement to serve as Chairman of the Company’s Scientific Advisory Board and consultant to the Company.

In February 2007, the term of the Company’s financial advisory agreement with Duncan Capital Group LLC was extended through December 2007, providing that the monthly fee be paid entirely in shares of Common Stock, The Company issued to Duncan 15,000 shares of restricted Common Stock as an advisory fee payment vesting monthly through December 2007. The vesting of these shares was accelerated in July 2007 such that they were fully vested and the advisory agreement was canceled in August 2007.

 In January and February 2007, the Company raised an aggregate of $2,500,000 through the private placement of 250,000 units at a price of $10.00 per unit (the “January 2007 private placement”). Each unit was comprised of two shares of the Company’s Common Stock, one redeemable seven-year warrant to purchase one share of Common Stock at a purchase price of $8.00 per share and one non-redeemable seven-year warrant to purchase one share of Common Stock at a purchase price of $8.00 per share. The Company issued an aggregate of 500,000 shares of Common Stock, and warrants to purchase up to an aggregate of 500,000 shares of Common Stock at an exercise price of $8.00 per share. Emerging Growth Equities, Ltd (“EGE”), the placement agent for the January 2007 private placement, received a cash fee equal to $171,275 and was entitled to expense reimbursement not to exceed $50,000. The Company also issued to EGE redeemable seven year warrants to purchase 34,255 shares of Common Stock at a purchase price of $5.00 per share, redeemable seven-year warrants to purchase 17,127 shares of Common Stock at a purchase price of $8.00 per share and non-redeemable seven-year warrants to purchase 17,127 shares of Common Stock at a purchase price of $8.00 per share. The net proceeds of this offering were approximately $2,320,000.

In February 2007, the Company issued 30,000 restricted shares of its Common Stock to a financial advisor in connection with a commitment for the placement of up to $3,000,000 of the Company’s preferred stock, resulting in a charge to operations of $165,000.

In April 2007, the Company issued 3,688 restricted shares of its Common Stock to a public relations advisor in connection with public relations services rendered to the Company, resulting in a charge to operations of $22,500.

In May 2007, the Company issued 1,000 restricted shares of its Common Stock to an investment relations advisor in connection with investor relations services rendered to the Company, resulting in a charge to operations of $4,500.

In May 2007, the Company issued 15,000 restricted shares of its Common Stock to an investor relations advisor in connection with investor relations services rendered to the Company, resulting in a charge to operations of $67,500.

In May and June 2007, the Company issued an aggregate of 2,151 restricted shares of its Common Stock to its sublessor as partial payment for rent expense, resulting in charges to operations totaling $9,891.

In June 2007, the Company issued, 12,000 restricted shares of its Common Stock to a law firm in connection with services rendered to the Company, of which 6,000 shares vested in June 2007 and 1,000 shares vest monthly through December, 2007. Such shares had a value of $50,400.

In June and July 2007, the Company issued, under the 2003 EPP, 3,000 shares, in each month, of its Common Stock to a consultant for certain management services rendered to the Company, resulting in a charge to operations of $1,410 and $15,000 respectively. In August 2007, this consultant was hired as an executive officer of the Company and in connection with this hiring was issued, under the 2003 EPP, 10,000 shares of its Common Stock as a hiring incentive. One half of these shares vested immediately and the remainder vest in one year on the anniversary date of the hiring date. The issuance of these shares resulted in a charge to operations of $27,708.

In July 2007, the Company issued an aggregate of 909 restricted shares of its Common Stock to its sublessor as partial payment for rent expense, resulting in charges to operations totaling $5,000.

In August 2007, the Company issued, under the 2003 EPP, 24,000 shares of its Common Stock to a consultant for certain management services rendered to the Company, 18,000 of such shares vest monthly over the next twelve months and the remainder vest ratably for three years on the anniversary date of the agreement and resulted in a charge to operations of $16,667.

In August 2007, the Company completed a sale of 1,055,900 units at a price of $5.00 per unit pursuant to a best efforts public offering. A registration statement on Form SB-2A (File No. 333-142923) relating to these units was filed with the Securities and Exchange Commission and declared effective on July 16, 2007. Each unit consisted of one share of common stock and one-half of a five year Class A warrant to purchase one-half a share of common stock at a price of $6.00 per share. Thus, 1,000 units consisted of 1,000 shares of common stock and Class A warrants to purchase 500 shares of common stock. On August 14, 2007, the Company completed a sale of 214,100 units at a price of $5.00 per unit pursuant to the same best efforts public offering. The units sold were identical to the units sold on August 8, 2007. The aggregate number of units thus sold was 1,270,000. The aggregate number of shares of common stock included within the units was 1,270,000 and the aggregate number of Class A Warrants included within the units was 535,000. In connection with the public offering, the Company issued five year warrants to purchase an aggregate of 95,250 shares of common stock at $6.50 per share to the underwriters for the offering. After payment of underwriting commissions and expenses and other costs of the offering, the aggregate net proceeds to the Company were $5,619,250.

On August 8, 2007, the American Stock Exchange accepted for listing the Company’s common stock, units as described above, and Class A warrants under the symbols “NBS”, “NBS.U”, and “NBS.WS” respectively. Trading on the American Stock Exchange commenced on August 9, 2007.

In September 2007, the Company issued, under the 2003 EPP, an aggregate of 154,500 shares of its Common Stock to certain employees, including an aggregate of 125,000 shares to certain of its executive officers. In general, one half of these shares issued vested immediately and the remainder vest in one year on the anniversary date of the stock issuance. The issuance of these shares resulted in a charge to operations of $499,346. In November 2007, an employee that was a recipient of 7,000 shares of this award left the Company and forfeited 3,500 shares (one-half of this award). In December 2007, the Company cancelled 10,000 shares issued to an employee who did not satisfy the condition precedent to receipt of paying the tax withholding obligation.

In September 2007, the Company issued, under the 2003 EPP, an aggregate of 135,000 shares of its Common Stock to the independent members of its Board of Directors. One half of these shares vested immediately and the remainder vest in one year on the anniversary date of the stock issuance. The issuance of these shares resulted in a charge to operations of $445,505.

In September 2007, the Company issued, under the 2003 EPP, 10,000 shares of its Common Stock to a consultant to the Company. One half of these shares issued vested immediately and the remainder vest in one year on the anniversary date of the stock issuance. The issuance of these shares resulted in a charge to operations of $33,002.

In September 2007, the Company issued, under the 2003 EPP, 10,000 shares of its Common Stock to a consultant to the Company. The issuance of these shares resulted in a charge to operations of $49,500.

In October 2007, the Company issued, under the 2003 EPP, 2,500 shares of its Common Stock to a consultant to the Company. The issuance of these shares resulted in a charge to operations of $11,250.

In October 2007, the Company issued 15,000 restricted shares of its Common Stock to a consulting firm to the Company. The issuance of these shares resulted in a charge to operations of $54,750.

In November 2007, the Company entered into an acquisition agreement with UTEK Corporation ("UTEK") and Stem Cell Technologies, Inc., a wholly-owned subsidiary of UTEK ("SCTI"), pursuant to which the Company acquired all the issued and outstanding common stock of SCTI in a stock-for-stock exchange. Pursuant to a license agreement (the "License Agreement") between SCTI and the University of Louisville Research Foundation ("ULRF"), SCTI owns an exclusive, worldwide license to a technology developed by researchers at the University of Louisville to identify and isolate rare stem cells from adult human bone marrow, called VSELs (very small embryonic like) stem cells. Concurrent with the SCTI acquisition, NeoStem entered into a sponsored research agreement (the "SRA") with ULRF under which NeoStem will support further research in the laboratory of Mariusz Ratajczak, M.D., Ph.D., a co-inventor of the VSEL technology and head of the Stem Cell Biology Program at the James Graham Brown Cancer Center at the University of Louisville. SCTI was funded with $271,000, in cash, by UTEK to pay certain near-term costs under the License Agreement and the SRA. In consideration for the acquisition, the Company issued to UTEK 400,000 unregistered shares of its common stock, par value $0.001 per share for all the issued and outstanding common stock of SCTI. The total value of the transaction is $940,000 and $669,000 has been capitalized as an intangible asset.

In December 2007, the Company issued 75,000 restricted shares of its Common Stock to a consultant to the Company. The issuance of these shares resulted in a charge to operations of $149,750.

In December 2007, the Company issued, under the 2003 EPP, 12,353 shares of its Common Stock to a consultant to the Company. The issuance of these shares resulted in a charge to operations of $21,017.

In December 2007, the Company issued, under the 2003 EPP, 4,902 shares of its Common Stock to a consultant to the Company. The issuance of these shares resulted in a charge to operations of $8,333.

In December 2007, the Company issued, under the 2003 EPP, 2,778 shares of its Common Stock to an employee of the Company as consideration for restructuring the employee’s compensation. The issuance of these shares resulted in a charge to operations of $4,723.

In December 2007, the Company issued, under the 2003 EPP, 15,000 shares of its Common Stock to an employee of the Company as a compensatory bonus. The issuance of these shares resulted in a charge to operations of $25,500.

In December 2007, the Company issued, under the 2003 EPP, 10,000 shares of its Common Stock to an employee of the Company as a compensatory bonus. The issuance of these shares resulted in a charge to operations of $17,000.

(c)	Warrants:

The Company has issued common stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company. A total of 1,987,938 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of December 31, 2007 at prices ranging from $4.61 to $12.00 and expiring through June 2014.

In connection with the September 2003 equity private placement, the Company issued a 5 year warrant to purchase 2,825 shares of its common stock at an exercise price of $12.00 per share to its retained placement agent, Robert M. Cohen & Company. The warrant contains piggyback registration rights.

From August 2004 through March 2005, the Company issued three year warrants to purchase a total of 1,500 shares of its Common stock at 5.00 per share to Consulting For Strategic Growth, Ltd., the Company’s investor relations firm. In August 2007, the Company extended the expiration dates of 1,250 of such warrants for a period of two years.

On September 14, 2005, the Company issued 2,400 Common stock purchase warrants to its then Chairman of its Advisory Board, Dr. Robin Smith. These warrants were scheduled to vest at the rate of 200 per month beginning with September 14, 2005. The vesting of these warrants was accelerated so that they became immediately vested on June 2, 2006 pursuant to Dr. Smith’s employment agreement. Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $8.00 per share. The warrant expires three years from issuance.

In December 2005 and January 2006, the Company issued an aggregate of 91,668 Common stock purchase warrants to the investors and placement agent. Each warrant entitles the holder to purchase one share of common stock at a price of $12.00 per share for a period of three years.

In March 2006, the Company issued 1,200 Common stock purchase warrants to Healthways Communications, Inc., the Company’s marketing consultants. These warrants vest 200 per month beginning March 2006 and entitle the holder to purchase one share of common stock at a price of $10.00 per share for a period of three years. In 2006, the Healthways Communications, Inc. agreement was terminated and 400 common stock purchase warrants issued to Healthways Communications, Inc. were cancelled.

On June 2, 2006, pursuant to the Duncan Private Placement, the Company sold 472,500 shares of its common stock to seventeen accredited investors at a per share price of $4.40 resulting in gross proceeds of $2,079,000. In connection with this transaction the company issued 236,250 common stock purchase warrants to these seventeen investors. These common stock purchase warrants have a term of 5 years and exercise price of $8.00 per share. The Company’s warrants provide for certain registration rights and certain penalties if such registration is not achieved within 150 days of the initial closing of the Duncan Private Placement. In August 2006, the Company filed with the SEC a registration statement registering the resale by the investors of the Duncan Private Placement of the shares of common stock underlying the warrants sold in the Duncan Private Placement.

In July and August 2006, the Company sold an aggregate of 397,727 shares of common stock to 34 accredited investors at a per share price of $4.40 resulting in gross proceeds to the Company of $1,750,000.  In connection with this transaction, the Company issued 198,864 common stock purchase warrants with a term of five years and per share exercise price of $8.00.

In July and August 2006, in connection with the offer to noteholders for early conversion of the Convertible Promissory Notes of the Westpark Private Placement, the Company issued 39,583 warrants. These common stock purchase warrants have a term of 5 years and exercise price of $8.00 per share.

In August 2006, the Company issued warrants to purchase an aggregate of 17,000 shares of common stock at $8.00 per share to four persons under advisory agreements. Such warrants are each exercisable for five years from the date of issue.

In September 2006, in connection with the offer to noteholders for early conversion of the Convertible Promissory Notes of the Westpark Private Placement, the Company issued 20,833 warrants. These common stock purchase warrants have a term of 5 years and exercise price of $8.00 per share.

In October 2006, in connection with the offer to noteholders for early conversion of the Convertible Promissory Notes of the Westpark Private Placement, the Company issued 10,417 warrants. These common stock purchase warrants have a term of 5 years and exercise price of $8.00 per share.

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

In March 2007, the Company engaged a marketing and investor relations consultant. Pursuant to this agreement, the Company issued to the consultant warrants to purchase 150,000 shares of its Common Stock at a purchase price of $4.70 per share. Such warrants vest over a 12 month period at a rate of 12,500 per month, subject to acceleration in certain circumstances, and are exercisable until April 30, 2010. During the year December 31, 2007 the Company recognized $142,158 as consulting expense related to the vesting of these warrants. In November, 2007 this agreement was terminated and the warrant as to 100,000 shares related to this agreement were canceled and as result $189,828 of expense previously recognized was reversed.

In May 2007, the Company engaged an investor relations consultant. Pursuant to this agreement, the Company issued to the consultant warrants to purchase 10,000 shares of its Common Stock at a purchase price of $4.90 per share. Such warrants vested on issuance and during the December 31, 2007 the Company recognized $37,480 as consulting expense related to these warrants.

In June 2007, the Company engaged a consultant to create marketing materials for our sales and marketing staff. Pursuant to this agreement, the Company issued to the consultant warrants to purchase 4,000 shares of its Common Stock at a purchase price of $6.10 per share. Such warrants vested on issuance and the Company recognized $22,512 as marketing expense related to these warrants.

In October 2007, the Company engaged a consultant to create marketing materials for our sales and marketing staff. Pursuant to this agreement, the Company issued to the consultant warrants to purchase 3,000 shares of its Common Stock at a purchase price of $4.61 per share. Such warrants vested on issuance and the Company recognized $11,636 as marketing expense related to these warrants.

Pursuant to the public offering described under Note 7 (b) Common Stock, above, the Company issued five year Class A warrants to purchase 535,000 shares of common stock at $6.00 per share. Such Class A warrants became exercisable and separately tradable from the units on October 12, 2007 and are exercisable through July 16, 2012. Also in connection with the public offering, the Company issued five year warrants to purchase an aggregate of 95,250 shares of common stock at $6.50 per share to the underwriters for the offering. Such warrants are exercisable commencing one year from the date of issuance through August 14, 2012

At December 31, 2007 the outstanding warrants by range of exercise prices are as follows:

Exercise Price	Number Outstanding December 31, 2007	Weighted Average Remaining Contractual Life (years)	Number Exercisable December 31, 2007
$4.61 to $6.09	768,011	4.51	768,011
$6.09 to $7.57	99,250	4.61	4.000
$7.57 to $9.04	1,088,678	4.50	1,088,678
$9.04 to $12.00	31,999	1.25	31,999
	1,987,938	4.46	1,892,688

(d)	Options:

The Company’s 2003 Equity Participation Plan (the “2003 EPP”) permits the grant of share options and shares to its employees, Directors, consultants and advisors for up to 2,500,000 shares of common stock as stock compensation. All stock options under the 2003 EPP are generally granted at the fair market value of the common stock at the grant date. Employee stock options vest ratably over a period determined at time of grant and generally expire 10 years from the grant date.

Effective January 1, 2006, the Company’s 2003 EPP is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

As a result of the adoption of FAS 123 (R), the Company's results for the twelve month period ended December 31, 2007 and 2006 include share-based compensation expense totaling $2,207,816 and $560,465, respectively. Such amounts have been included in the consolidated statements of operations within general and administrative expenses. Stock compensation expense recorded under APB No. 25 in the consolidated statements of operations for the year ended December 31, 2005 totaled $0.

Stock option compensation expense in 2007 and 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for entire portion of the award.

The weighted average estimated fair value of stock options granted in the years ended December 31, 2007 and 2006 were $2.27 and $6.30. The weighted average estimated fair value of stock options granted in year ended December 31, 2005 was $5.00. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2007 and 2006, the Company took into consideration the guidance under SFAS 123(R) and SAB No. 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

The range of assumptions made in calculating the fair values of options are as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Expected term (in years)	10	10	10

Expected volatility	118% - 346%	168% - 205%	200%

Expected dividend yield	0%	0%	0%

Risk-free interest rate	4.06% - 4.95%	5.00%	4.50%

Stock option activity under the 2003 Equity Participation Plan is as follows:

			Weighted	Weighted Average	Average
	Number of	Range of	Average	Remaining	Intrinsic
	Shares (1)	Exercise Price	Exercise Price	Contractual Term	Value
Balance at December 31, 2004	66,850	3.00 - 18.00	$8.00
Granted	112,000	.50 -1.00	$6.00
Exercised	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance at December 31, 2005	178,850	3.00 - 18.00	$7.00
Granted	270,750	4.40 - 25.00	$7.60
Exercised	-	-	-
Expired	-	-	-
Cancelled	(5,000)	-	$6.00
Balance at December 31, 2006	444,600	$3.00 - $25.00	$7.30
Granted	696,700	$1.70 - $8.00	$4.65
Exercised	-
Expired	-
Cancelled	(27,500)
Balance at December 31, 2007	1,113,800	$1.70 - $25.00	$5.66	8.11	$0.04

Vested and Exercisable at
December 31, 2007	681,132		$5.81	7.46	$0.06

(1) — All options are exercisable for a period of ten years.

Options exercisable at December 31, 2004 - 61,850 at a weighted average exercise price of $7.00.

Options exercisable at December 31, 2005 - 120,850 at a weighted average exercise price of $7.00.

Options exercisable at December 31, 2006 - 242,850 at a weighted average exercise price of $6.90.

Exercise Price	Number Outstanding December 31, 2007	Weighted Average Remaining Contractual Life (years)	Number Exercisable December 31, 2007
$ 1.70 to $ 4.96	323,200	9.8	245,866
$ 4.96 to $ 8.22	697,750	8.8	358,416
$ 8.22 to $11.48	51,750	8.0	47,750
$11.48 to $14.74	3,000	6.2	3,000
$14.74 to $25.00	38,100	7.5	26,100
	1,113,800		681,132

Options are usually granted at an exercise price at least equal to the fair value of the common stock at the grant date and may be granted to employees, Directors, consultants and advisors of the Company. As of December 31, 2007, there was approximately $2,243,581 of total unrecognized compensation costs related to unvested stock option awards which are expected to vest over a weighted average life of 1.4 years.

		Weighted
		Average Grant
		Date Fair
	Options	Value
Non-Vested at December 31, 2006	201,750	$6.02
Issued	696,700	$4.65
Canceled	(27,500)	$-
Vested	(438,282)	$5.00
Non-Vested at December 31, 2007	432,668	$4.91

The total value of shares vested during the year ended December 31, 2007 was $2,207,816.

On June 2, 2006 the Company accelerated the vesting dates of 52,500 stock options granted to certain officers and senior staff of the Company. The Company also adopted an Executive Officer Compensation Plan, effective as of June 2, 2006, in connection with a purchase agreement for the sale of 472,250 shares of the Company's Common Stock to seventeen accredited investors, with and pursuant to the letter agreements each officer agreed to be bound by the Executive Officer Compensation Plan. In addition to the conversion of accrued salary, the letter agreements provide for a reduction by 25% in base salary for each officer and the granting of options to purchase shares of Common Stock under the Company's 2003 EPP which become exercisable upon the Company achieving certain revenue milestones.

In 2006, the Company recorded $560,465, as the prorated compensation expense relating to 58,000 unvested stock options outstanding at 12/31/2005 and 113,250 stock options issued in 2006 (in 2006 the Company issued 270,750 stock options however 157,500 vest based on accomplishment of various business milestones, which were not accomplished by 12/31/2006, and will not be recognized for compensation purposes until such milestones are accomplished).

In 2007, the Company recorded $2,207,816, as the prorated compensation expense relating to 201,750 unvested stock options outstanding at 12/31/2006 and 446,700 stock options issued in 2007 (in 2007 the Company issued 696,700 stock options however 250,000 vest based on accomplishment of various business milestones, which were not accomplished by 12/31/2007, and will not be recognized for compensation purposes until such milestones are accomplished).

Note 9- Income Taxes

Net deferred tax assets consisted of the following as of December 31:

	2007	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$8,100,000	$5,427,000	$3,807,000
Stock option compensation	941,000	191,000	87,000
Non-employee equity compensation	585,000	56,000	-
Provision of doubtful of accounts	7,000	-	-
Deferred revenue	1,000	1,000	9,000
Deferred legal and other fees	23,000	72,000	-
Deferred tax assets	9,657,000	5,747,000	3,903,000
Deferred tax liabilities:
Amortization of Goodwill	(24,000)	(12,000)
Depreciation and amortization	(11,000)	(2,000)
Non-employee equity compensation	(454,000)	(97,000)	-
Deferred tax liability	(489,000)	(111,000)	-
Net deferred tax assets before valuation allowance	9,168,000	5,636,000	3,903,000
Net deferred tax asset valuation allowance	(9,168,000)	(5,636,000)	(3,903,000)
	$-	$-	$-

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for each year summarized below:

	2007	2006	2005
Federal tax benefit at statutory rate	(34.0%)	(34.0%)	(34.0%)
Change in valuation allowance	34.0%	34.0%	34.0%

Provision for income taxes	0.00%	0.00%	0.00%

The Tax Reform Act of 1986 enacted a complex set of rules limiting the utilization of net operating loss carryforwards to offset future taxable income following a corporate ownership change. The Company’s ability to utilize its NOL carryforwards is limited following a change in ownership in excess of fifty percentage points during any three-year period.

Upon receipt of the proceeds from the last foreign purchasers of the Company’s common stock in January 2000, common stock ownership changed in excess of 50% during the three-year period then ended. At December 31, 2007, the Company had net operating loss carryforwards of approximately $23,824,000. Included in the net operating loss carryforward is approximately $2,121,000 that has been limited by the ownership change. The tax loss carryforwards expire at various dates through 2027. The Company has recorded a full valuation allowance against its net deferred tax asset because of the uncertainty that the utilization of the net operating loss and deferred revenue and fees will be realized.

Note 10 - Segment Information

Until April 30, 2001, the Company operated in two segments; as a reinsuror and as a seller of extended warranty service contracts through the Internet. The reinsurance segment has been discontinued and the Company’s remaining revenues are derived from the run-off of its sale of extended warranties and service contracts via the Internet. Additionally, the Company established a new business in the banking of adult autologous stem cells sector. The Company’s operations are conducted entirely in the U.S. Although the Company has realized minimal revenue from the banking of adult autologous stem cells, the Company operated in two segments until the "run-off" was completed. As of March 31, 2007 the run off of the sale of extended warranties and service contracts was completed.

Note 11 - Related Party Transactions

On January 20, 2006, Mr. Robert Aholt, Jr. tendered his resignation as Chief Operating Officer of the Company. In connection therewith, on March 31, 2006, the Company and Mr. Aholt entered into a Settlement Agreement and General Release (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to pay to Mr. Aholt the aggregate sum of $250,000 (less applicable Federal and California state and local withholdings and payroll deductions), payable, initially over a period of two years in biweekly installments of $4,807.69 commencing on April 7, 2006, except that the first payment was in the amount of $9,615.38. In July, 2006 this agreement was amended to call for semi-monthly payments of $10,417 for the remaining 21 months. In the event the Company breaches its payment obligations under the Settlement Agreement and such breach remains uncured, the full balance owed shall become due. The Company and Mr. Aholt each provided certain general releases. Mr. Aholt also agreed to continue to be bound by his obligations not to compete with the Company and to maintain the confidentiality of Company proprietary information. At December 31, 2007 and 2006, $24,022 and $149,439 was due, respectively, Mr. Aholt pursuant to the terms of the Settlement Agreement.

In October 2007, the Company entered into a three month consulting agreement with Matthew Henninger pursuant to which he agreed to provide services as a business consultant in areas requested by the Company, including financial analysis projects and acquisition target analysis. As compensation for these services, pursuant to the agreement he was entitled to receive a cash fee of $8,333 payable each month during the term of the agreement as well as a fee in the event a transaction was effected during the term as a result of the performance of the consultant’s services. In January 2008, the Company and the consultant entered into an agreement whereby the consultant agreed to accept in satisfaction of his final payment under the agreement, 4,902 shares of the Company’s common stock issued under and pursuant to the terms of the Company’s 2003 Equity Participation Plan based on the fair market value of the common stock on the date of approval by the Company’s compensation committee. No other fee was paid. The consultant is currently in an exclusive relationship with the Company’s CEO.

Note 12 - Commitments and Contingencies

On May 26, 2006, the Company entered into an employment agreement with Dr. Robin L. Smith, pursuant to which Dr. Smith serves as the Chief Executive Officer of the Company. This agreement was for a period of two years, which term could be renewed for successive one-year terms unless otherwise terminated by Dr. Smith or the Company. The effective date of Dr. Smith’s employment agreement was June 2, 2006, the date of the initial closing under the securities purchase agreement for the June 2006 private placement. Under this agreement, Dr. Smith was entitled to receive a base salary of $180,000 per year, to be increased to $236,000 after the first year anniversary of the effective date of her employment agreement. If the Company raised an aggregate of $5,000,000 through equity or debt financing (with the exception of the financing under the securities purchase agreement), Dr. Smith’s base salary was to be raised to $275,000. Dr. Smith was also eligible for an annual bonus determined by the Board and monthly perquisites that total approximately $2,200 per month. Pursuant to the employment agreement, Dr. Smith’s advisory agreement with the Company, as supplemented, was terminated, except that (i) the vesting of the warrant to purchase 2,400 shares of Common Stock granted thereunder was accelerated so that the warrant became fully vested as of the effective date of the employment agreement, (ii) Dr. Smith received $100,000 in cash and 10,000 shares upon the initial closing under the June 2006 private placement, (iii) if an aggregate of at least $3,000,000 was raised and/or other debt or equity financings prior to August 15, 2006 (as amended, August 31, 2006), Dr. Smith was to receive an additional payment of $50,000, (iv) a final payment of $3,000 relating to services rendered in connection with Dr. Smith’s advisory agreement, paid at the closing of the June 2006 private placement, and (v) all registration rights provided in the advisory agreement were to continue in effect.

As of August 30, 2006, in excess of $3,000,000 had been raised and accordingly, Dr. Smith was entitled to a payment of $50,000. Dr. Smith elected to have $30,000 of this amount distributed to certain employees of the Company, including its Chief Financial Officer and General Counsel, in recognition of their efforts on behalf of the Company and retained $20,000. Upon the effective date of the Employment Agreement, Dr. Smith was awarded 20,000 shares of Common Stock of the Company, under the Company’s 2003 Equity Participation Plan, as amended (the “2003 EPP”) and options to purchase 54,000 shares of Common Stock under the 2003 EPP, which options expire ten years from the date of grant.

On January 26, 2007, in connection with the January 2007 private placement, the Company entered into a letter agreement with Dr. Smith, pursuant to which Dr. Smith’s employment agreement dated as of May 26, 2006 was amended to provide that: (a) the term of her employment would be extended to December 31, 2010; (b) upon the first closings in the January 2007 private placement, Dr. Smith’s base salary would be increased to $250,000; (c) her base salary would be increased by 10% on each one year anniversary of the agreement; (d) no cash bonus would be paid to Dr. Smith for 2007; and (e) cash bonuses and stock awards under the Company’s 2003 EPP would be fixed at the end of 2007 for 2008, in an amount to be determined. Other than as set forth therein, Dr. Smith’s original employment agreement and all amendments thereto remain in full force and effect. As consideration for her agreement to substantially extend her employment term, among other agreements contained in this amendment, on January 18, 2007 Dr. Smith was also granted an option under the Company’s 2003 EPP to purchase 55,000 shares of the Common Stock at a per share exercise price equal to $5.00 vesting as to (i) 25,000 shares upon the first closings in the January 2007 private placement; (ii) 15,000 shares on June 30, 2007; and (iii) 15,000 shares on December 31, 2007.

Per Dr. Smith’s January 26, 2007 letter agreement with the Company, upon termination of Dr. Smith’s employment by the Company without cause or by Dr. Smith with good reason, the Company shall pay to Dr. Smith her base salary at the time of termination for the two year period following such termination. In addition, per Dr. Smith’s May 26, 2006 employment agreement, upon termination of Dr. Smith’s employment by the Company without cause or by Dr. Smith for good reason, Dr. Smith is entitled to: (i) a pro-rata bonus based on the annual bonus received for the prior year; (ii) medical insurance for a one year period; and (iii) have certain options vest. Upon termination of Dr. Smith’s employment by the Company for cause or by Dr. Smith without good reason, Dr. Smith is entitled to: (i) the payment of all amounts due for services rendered under the agreement up until the termination date; and (ii) have certain options vest. Upon termination for death or disability, Dr. Smith (or her estate) is entitled to: (i) the payment of all amounts due for services rendered under the agreement until the termination date; (ii) family medical insurance for the applicable term; and (ii) have certain options vest.

Upon a change in control of the Company, per Dr. Smith’s May 26, 2006 employment agreement, Dr. Smith is entitled to: (i) the payment of base salary for one year; (ii) a pro-rata bonus based on the annual bonus received for the prior year; (iii) medical insurance for a one year period; and (iv) have certain options vest.

Effective as of September 27, 2007, the Company entered into a letter agreement with Dr. Smith, pursuant to which Dr. Smith's employment agreement dated as of May 26, 2006 and amended as of January 26, 2007, was further amended to provide that: (a) Dr. Smith's base salary would be increased to $275,000 (the amount to which Dr. Smith would have been entitled under her original employment agreement prior to her agreement on January 26, 2007 to accept a reduced salary of $250,000); (b) her base salary would be increased by 10% on each one year anniversary of the agreement; (c) a cash bonus of $187,500 (an amount equal to 75% of her base salary) would be paid October 1, 2007; (d) Dr. Smith's bonus for 2008 is set in the amount of $250,000 (an amount equal to 100% of her base salary) to be paid October 1, 2008; (e) the Company will pay membership and annual fees for a club in New York of Dr. Smith's choice for business entertaining and meetings and (f) any severance payments will be paid out over 12 months . Other than as set forth therein, Dr. Smith's original employment agreement and all amendments thereto remain in full force and effect. With regard to Dr. Smith’s 2007 bonus she elected to be paid $118,750, distribute $34,000 to other key staff members and to defer payment of the remaining $34,750.

On February 6, 2003, Mr. Weinreb was appointed President and Chief Executive Officer of the Company and the Company entered into an employment agreement with Mr. Weinreb. On June 2, 2006, Mr. Weinreb resigned as Chief Executive Officer and Chairman of the Board, but will continue as President and a director of the Company. Mr. Weinreb’s original employment agreement had an initial term of three years, with automatic annual extensions unless earlier terminated by the Company or Mr. Weinreb. Under this agreement, in addition to base salary he was entitled to an annual bonus in the amount of $20,000 for the initial year in the event, and concurrently on the date, that the Company received debt and/or equity financing in the aggregate amount of at least $1,000,000 since the beginning of his service, and $20,000 for each subsequent year of the term, without condition.

On May 4, 2005, the Board voted to approve an amendment to Mr. Weinreb’s employment agreement, subject to approval of the stockholders which was obtained on July 20, 2005, pursuant to which among other things Mr. Weinreb’s employment agreement was amended to (a) extend the expiration date thereof from February 2006 to December 2008; (b) change Mr. Weinreb’s annual base salary of $217,800 (with an increase of 10% per annum) to an annual base salary of $250,000 (with no increase per annum); (c) grant Mr. Weinreb 30,000 shares of common stock, 10,000 shares of which shall vest on each of the date of grant and the first and second anniversaries of the date of grant; (d) commencing in August 2006, increase Mr. Weinreb’s annual bonus from $20,000 to $25,000; and (e) in 2006, provide for the reimbursement of all premiums in an annual aggregate amount of up to $18,000 payable by Mr. Weinreb for life and long term care insurance covering each year during the remainder of the term of his employment.

Pursuant to and as a condition of the closing of the June 2006 private placement, Mr. Weinreb entered into a letter agreement with the Company in which he agreed to convert $121,532 of accrued salary (after giving effect to employment taxes which were paid by the Company) into 16,573 shares of Common Stock at a per share price equal to $4.40 (the price of the shares being sold in the June 2006 private placement). Mr. Weinreb further agreed to a reduction in his base salary by 25% until the achievement by the Company of certain milestones. In consideration for such compensation concessions,: (i) the remaining vesting of the option shares which was scheduled to vest as to 10,000 shares each on July 20, 2006 and July 20, 2007, was accelerated such that it became fully vested as of June 2, 2006, the date of the closing of the June 2006 private placement. ; and (ii) a restricted stock grant of 20,000 shares of Common Stock which were also scheduled to vest as to 10,000 shares on each of July 20, 2006 and July 20, 2007, was similarly accelerated.

On January 26, 2007, the Company entered into a letter agreement with Mr. Weinreb pursuant to which Mr. Weinreb’s employment agreement dated as of August 12, 2005 was supplemented with new terms which provide that: (a) upon the first closings in the January 2007 private placement, Mr. Weinreb’s base salary would be paid at the annual rate of $200,000 (an annual rate which is 20% lower than the amount to which he was otherwise entitled under his employment agreement); (b) he would be entitled to quarterly bonuses of $5,000 commencing March 31, 2007; (c) he would be entitled to bonuses ranging from $3,000 to $5,000 upon the Company achieving certain business milestones; and (d) any other bonuses would only be paid upon approval by the Compensation Committee of the Board of Directors. In consideration of his agreement to a reduction in base salary, and in connection with his entering into this agreement, an option to purchase 10,000 shares of Common Stock at $6.00 per share, previously granted to Mr. Weinreb on December 5, 2006 and tied to the opening of certain collection centers, vested upon the execution of the agreement. Other than as set forth therein, Mr. Weinreb’s original employment agreement and all amendments thereto remained in full force and effect. This supplemental agreement was to terminate upon the Company achieving certain revenue, financing or adult stem cell collection milestones, or at the discretion of the Compensation Committee of the Board of Directors. This supplemental agreement terminated in August, 2007 by its terms.

Pursuant to the amendments to Mr. Weinreb’s employment agreement in August 2005, in the event of termination of Mr. Weinreb’s employment by the Company without cause (except for certain instances of disability), Mr. Weinreb was entitled to receive a lump sum payment equal to his then base salary and automobile allowance for a period of one year, and to be reimbursed for disability insurance for Mr. Weinreb and for medical and dental insurance for Mr. Weinreb and his family for the remainder of the term (through December 31, 2008). Per Mr. Weinreb’s January 26, 2007 letter agreement with the Company, in the event of termination of his employment, severance will be paid in equal installments over a 12 month period in accordance with the payroll policies and practices of the Company. The January 2007 agreement was to be in effect until the Company achieved certain adult stem cell collection, revenue or financing milestones, or until the Compensation Committee of the Board of Directors determined to terminate the agreement. This supplemental agreement terminated in August 2007 by its terms. Mr. Weinreb’s original employment agreement provides that in the event of certain instances of disability, Mr. Weinreb is entitled to receive his base salary for three months followed by half his base salary for another three months.

Effective as of September 28, 2007, the Company entered into a letter agreement with Mr. Weinreb, pursuant to which Mr. Weinreb's employment agreement dated as of February 6, 2005 and amended as of August 12, 2005 and June 1, 2006 (together, the "Agreement") (such Agreement being supplemented as of January 26, 2007, the effectiveness of which supplement has expired by its terms), was further amended to provide that: (a) Mr. Weinreb's base salary would be increased from $200,000 to $210,000; (b) the sole bonus to which he will be entitled shall be a quarterly bonus of $7,500 payable at the end of each quarterly period during the term commencing as of September 30, 2007; (c) in the event of termination of employment, any severance to which Mr. Weinreb is entitled under the Agreement shall equal the lesser of one year of his base salary or his base salary payable for the remainder of the term, in each case paid out over a 12 month period in accordance with the payroll policies and practices of the Company; and (d) any unused vacation to which Mr. Weinreb is entitled under the Agreement in any calendar year shall be forfeited without compensation. Other than as set forth therein, Mr. Weinreb's Agreement remains in full force and effect.

On April 20, 2005, the Company entered into a letter agreement with Catherine M. Vaczy pursuant to which Ms. Vaczy served as the Company’s Vice President and General Counsel. The term of this original agreement was three years. In consideration for Ms. Vaczy’s services under the letter agreement, Ms. Vaczy was entitled to receive an annual salary of $155,000 during the first year of the term, a minimum annual salary of $170,500 during the second year of the term, and a minimum annual salary of $187,550 during the third year of the term. On the date of the letter agreement, Ms. Vaczy was granted an option to purchase 1.500 shares of Common Stock pursuant to the Company’s 2003 EPP, with an exercise price equal to $10.00 per share. The option was to vest and become exercisable as to 500 shares on each of the first, second and third year anniversaries of the date of the agreement and remain exercisable as to any vested portion thereof in accordance with the terms of the Company’s 2003 EPP and the Company’s Incentive Stock Option Agreement. Pursuant to and as a condition of the closing of the June 2006 private placement, Ms. Vaczy entered into a letter agreement with the Company in which she agreed to convert $44,711 in accrued salary (after giving effect to employment taxes which were paid by the Company) into 6,097 shares of Common Stock at a per share price equal to $4.40 (the price of the shares being sold in the June 2006 private placement). Ms. Vaczy further agreed to a reduction in her base salary by 25% until the achievement by the Company of certain milestones. In consideration for such compensation concessions, the vesting of the option to purchase 8,500 shares of Common Stock was accelerated such that it became fully vested as of June 2, 2006, the date of the closing of the June 2006 private placement.

On January 26, 2007, the Company entered into another letter agreement with Ms. Vaczy pursuant to which Ms. Vaczy continues to serve as the Company’s Vice President and General Counsel. This agreement supersedes Ms. Vaczy’s employment agreement dated as of April 20, 2005 and all amendments thereto. Subject to the terms and conditions of the letter agreement, the term of Ms. Vaczy’s employment in such capacity will continue through December 31, 2008. In consideration for her services under the letter agreement, Ms. Vaczy will be entitled to receive a minimum annual salary of $150,000 during 2007 (such amount being 20% less than the annual salary to which Ms. Vaczy would have been entitled commencing April 20, 2007 pursuant to the terms of her original employment agreement) and a minimum annual salary of $172,500 during 2008. In consideration for such salary concessions and agreement to extension of her employment term, Ms. Vaczy is also entitled to receive a cash bonus upon the occurrence of certain milestones and shall also be eligible for additional cash bonuses in certain circumstances, in each case as may be approved by the Compensation Committee of the Board of Directors.

Ms. Vaczy is also entitled to payment of certain perquisites and/or reimbursement of certain expenses incurred by her in connection with the performance of her duties and obligations under the letter agreement, and to participate in any incentive and employee benefit plans or programs which may be offered by the Company and in all other plans in which the Company executives participate.

Pursuant to Ms. Vaczy’s amended employment agreement dated January 26, 2007, in the event Ms. Vaczy’s employment is terminated prior to the end of the term (December 31, 2008), for any reason, earned but unpaid cash compensation and unreimbursed expenses due as of the date of such termination will be payable in full. In addition, in the event Ms. Vaczy’s employment is terminated prior to the end of the term for any reason other than by the Company with cause or Ms. Vaczy without good reason, Ms. Vaczy or her executor of her last will or the duly authorized administrator of her estate, as applicable, will be entitled to receive severance payments equal to $187,500 in the event the employment termination date is during 2007 and $215,700 in the event the employment termination date is during 2008, paid in accordance with the Company’s standard payroll practices for executives. In no event will such payments exceed the remaining salary payments in the term. In the event her employment is terminated prior to the end of the term by the Company without cause or by Ms. Vaczy for good reason, all options granted by the Company will immediately vest and become exercisable in accordance with their terms.

In connection with the Company’s acquisition of the assets of NS California on January 19, 2006, the Company entered into an employment agreement with Larry A. May. Mr. May is the former Chief Executive Officer of NS California. Pursuant to Mr. May’s employment agreement, he is to serve as an officer of the Company reporting to the CEO for a term of three years, subject to earlier termination as provided in the agreement. In return, Mr. May was to be paid an annual salary of $165,000, payable in accordance with the Company’s standard payroll practices, and was entitled to participate in the Company’s benefit plans and perquisites generally available to other executives. Mr. May was granted, on his commencement date, an employee stock option under the Company’s 2003 EPP to purchase 1,500 shares of the Company’s Common Stock at a per share purchase price equal to $5.00, the closing price of the Common Stock on the commencement date, which was scheduled to vest as to 500 shares of Common Stock on the first, second and third anniversaries of the commencement date. Pursuant to and as a condition of the closing of the June 2006 private placement, Mr. May entered into a letter agreement with the Company in which he agreed to convert $12,692 in accrued salary (after giving effect to employment taxes which were paid by the Company) into 1,731 shares of Common Stock at a per share price equal to $4.40 (the price of the shares being sold in the June 2006 private placement). Mr. May further agreed to a reduction in his base salary by 25% until the achievement by the Company of certain milestones. In consideration for such compensation concessions, the vesting of the option to purchase 1,500 shares of Common Stock was accelerated such that it became fully vested as of June 2, 2006, the date of the closing of the June 2006 private placement.

On January 26, 2007, in connection with the January 2007 private placement, the Company entered into a letter agreement with Mr. May, pursuant to which Mr. May’s employment agreement dated as of January 19, 2006 was supplemented with new terms to provide that: (a) upon the first closings in the January 2007 private placement, Mr. May’s base salary would be paid at the annual rate of $132,000 (an annual rate which is 20% lower than the amount to which he was otherwise entitled under his original employment agreement); and (b) any bonus would only be paid upon approval by the Compensation Committee of the Board of Directors. Other than as set forth therein, Mr. May’s original employment agreement and all amendments thereto remained in full force and effect. This supplemental agreement was to terminate upon the Company achieving certain revenue, financing or adult stem cell collection milestones, at the discretion of the Compensation Committee of the Board of Directors or at such time as Mr. May was no longer the Company’s Chief Financial Officer. This supplemental agreement terminated in August, 2007 by its terms.

Under Mr. May’s original employment agreement, upon termination of Mr. May’s employment by the Company for any reason except a termination for cause, Mr. May is entitled to receive severance payments equal to one year’s salary, paid according to the same timing of salary as he is then receiving. No severance payments shall be made unless and until Mr. May executes and delivers to the Company a release of all claims against the Company. No other payments are to be made, or benefits provided, except as otherwise required by law.

On February 21, 2003 the Company began leasing office space in Melville, New York at an original annual rental of $18,000. The lease was renewed through March 2007 with an annual rental of approximately $22,800. This lease was terminated effective October 1, 2006 which resulted in the loss of the security deposit of $3,000 tendered when the lease was originally signed. Rent expense for this office approximated $20,400 and $28,900 for the years ended December 31, 2006 and 2005, respectively.

Effective as of July 1, 2006, the Company entered into an agreement for the use of space at 420 Lexington Avenue, New York, New York. This space is subleased from an affiliate of Duncan Capital Group LLC (a former financial advisor to and an investor in the Company) and DCI Master LDC (the lead investor in the Company’s June 2006 private placement). Pursuant to the terms of the Agreement, the Company was obligated to pay $7,500 monthly for the space, including the use of various office services and utilities. The agreement is on a month to month basis, subject to a thirty day prior written notice requirement to terminate. The space serves as the Company’s principal executive offices. On October 27, 2006, the Company amended this agreement to increase the utilized space for an additional payment of $2,000 per month. In May 2007, the Board of Directors approved an amendment to this agreement whereby, in exchange for a further increase in utilized space, the Company would pay on a monthly basis (i) $10,000 in cash and (ii) shares of the Company’s restricted common stock with a value of $5,000 based on the fair market value of the common stock on the date of issuance. Commencing in August 2007, the parties agreed this monthly fee of $15,000 would be paid in cash on a month to month basis. In February 2008, the Company was advised that a portion of this sublet space was no longer available. The Company agreed to utilize the smaller space for a monthly fee of $9,000 beginning in March 2008, as many of the employees will be spending a majority of their time in Long Island, New York, helping to launch the ProHealth Care Associates LLC collection center. The Company believes this space should be sufficient for its needs in the short term. In January 2005, NS California began leasing space at Good Samaritan Hospital in Los Angeles, California at an annual rental of approximately $26,000 for use as its stem cell processing and storage facility. The lease expired on December 31, 2005, but the Company continues to occupy the space on a month-to-month basis. NS California also leased office space in Agoura Hills, California on a month-to-month basis from Symbion Research International at a monthly rental of $1,687, effective March 31, 2008 we canceled our space agreement with Symbion Research International. Rent for these facilities, for the twelve months ended December 31, 2007 and 2006, was approximately $215,000 and $79,000, respectively.

On November 13, 2007, the Company entered into an acquisition agreement with UTEK Corporation ("UTEK") and Stem Cell Technologies, Inc., a wholly-owned subsidiary of UTEK ("SCTI"), pursuant to which the Company acquired all the issued and outstanding common stock of SCTI in a stock-for-stock exchange. SCTI contains an exclusive, worldwide license to a technology developed by researchers at the University of Louisville to identify and isolate rare stem cells from adult human bone marrow, called VSELs (very small embryonic like) stem cells. Concurrent with the SCTI acquisition, NeoStem entered into a sponsored research agreement (“SRA”) with the University of Louisville under which NeoStem will support further research in the laboratory of Mariusz Ratajczak, M.D., Ph.D. a co-inventor of the VSEL technology and head of the Stem Cell Biology Program at the James Brown Cancer Center at the University of Louisville. The SRA calls for total payments of $375,000 over a two and one-half year period, as follows: (i) $100,000 upon receipt of all approvals and stem cell specimens on which to perform the research (the “First Payment Date”); (ii) $100,000 on the first yearly anniversary of the First Payment Date; (iii) $75,000 on the second yearly anniversary of the First Payment Date; and (iv) $25,000 upon the achievement of each of four specified milestones. Under the License Agreement, SCTI agreed to engage in a diligent program to develop the VSEL technology. Certain license fees and royalties are to be paid to University of Louisville Research Foundation (“ULRF”) from SCTI, and SCTI is responsible for all payments for patent filings and related applications. Portions of the license may be converted to a non-exclusive license if SCTI does not diligently develop the VSEL Technology or terminated entirely if SCTI chooses to not pay for the filing and maintenance of any patents thereunder. The License Agreement, which has an initial term of 20 years, calls for the following specific payments: (i) reimbursement of $29,000 for all expenses related to patent filing and prosecution incurred before the effective date (“Effective Date”) of the license agreement (all of which has been paid); (ii) a non-refundable prepayment of $20,000 creditable against the first $20,000 of patent expenses incurred after the Effective Date, due upon commencement of research under the SRA; (iii) a non-refundable license issue fee of $46,000, due upon commencement of research under the SRA; (iv) a non-refundable annual license maintenance fee of $10,000 upon issuance of the licensed patent in the United States; and (v) a royalty of 4% on net sales. The License Agreement also contains certain provisions relating to "stacking," permitting SCTI to pay royalties to ULRF at a reduced rate in the event it is required to also pay royalties to third parties exceeding a specified threshold for other technology in furtherance of the exercise of its patent rights or the manufacture of products using the VSEL technology. SCTI was funded by UTEK in amounts sufficient to pay certain near term costs under the SRA and the License Agreement. In consideration for the Acquisition, the Company issued to UTEK 400,000 unregistered shares of its common stock, par value $0.001 per share, for all the issued and outstanding common stock of SCTI. The value of the transaction is $940,000 and $669,000 has been capitalized as an intangible asset.

Note 13 - Subsequent Events

On January 9, 2008, the Company entered into a letter agreement with Dr. Robin L. Smith, its Chairman of the Board and Chief Executive Officer, pursuant to which Dr. Smith's employment agreement dated as of May 26, 2006 and amended as of January 26, 2007 and September 27, 2007 was further amended to provide that, in response to the Company’s efforts to conserve cash, Dr. Smith would be paid $50,000 of her 2008 salary in shares of the Company’s Common Stock, net of shares in payment of applicable withholding taxes valued at the closing price of the Common Stock on the date of issuance. Accordingly, Dr. Smith was issued 16,574 shares of the Company’s Common Stock pursuant to the Company’s 2003 EPP which was based on a price per share of $1.70, the closing price of the Common Stock on the date of approval by the Compensation Committee of the Board of Directors. Her salary for 2008 will be $225,000.

Also on January 9, 2008, the Company entered into a letter agreement with Catherine M. Vaczy, its Vice President and General Counsel, pursuant to which Ms. Vaczy’s employment agreement dated as of January 26, 2007 was amended to provide that, in response to the Company’s efforts to conserve cash, Ms. Vaczy would be paid $11,250 of her 2008 salary in shares of the Company’s Common Stock. Accordingly, Ms. Vaczy was issued 3,729 shares of the Company’s Common Stock pursuant to the Company’s 2003 EPP which was based on a price per share of $1.70, the closing price of the Common Stock on the date of approval by the Compensation Committee of the Board of Directors. Her salary for 2008 will be $161,250.

Effective as of January 1, 2008, the Company entered into a one year consulting agreement with a financial services firm, pursuant to which this firm is providing consulting services during the term to the Company consisting of (i) reviewing the Company's financial requirements; (ii) analyzing and assessing alternatives for the Company's financial requirements; (iii) providing introductions to professional analysts and money managers; (iv) assisting the Company in financing arrangements to be determined and governed by separate and distinct financing agreements; (v) providing analysis of the Company's industry and competitors in the form of general industry reports provided directly to Company; and (vi) assisting the Company in developing corporate partnering relationships. As consideration for these services, on February 15, 2008 the Company issued to this consultant (i) 50,000 shares of restricted Company common stock; and (ii) two warrants to purchase an aggregate of 120,000 shares of restricted common stock. The first warrant grants the consultant the right to purchase up to 20,000 shares of Common Stock at a per share purchase price equal to $2.00; and the second warrant grants the consultant the right to purchase up to 100,000 shares of Common Stock at a per share purchase price equal to $5.00, all as set forth in the warrants. The warrants shall vest on a pro rata basis, over one year, so long as services continue to be provided under the consulting agreement and are exercisable until January 1, 2013. The issuance of such securities was subject to the approval of the American Stock Exchange, which approval was obtained on February 15, 2008.

On February 8, 2008, the Company entered into a one year consulting agreement with a law firm to assist in funding efforts from the State and Federal Governments, as well as other assignments from time to time, in consideration for which it issued to the firm 40,000 restricted shares that vest ratably on a monthly basis during 2008. The issuance of the shares was subject to the approval of the American Stock Exchange. Such approval was obtained on March 20, 2008 and on that date these shares were issued.

On February 15, 2008, the Company entered into a six-month engagement agreement with a financial advisor pursuant to which they are acting as the Company’s exclusive financial advisor for the term in connection with a potential acquisition of a revenue generating business, domestically or abroad, or similar transaction. As partial consideration, the Company is paying a retainer fee of $30,000 and shares of common stock with a $45,000 value based on the five day average of the closing prices of the common stock preceding the date of issuance which shall be paid on a pro rata basis during the term of the engagement agreement. The issuance of the shares was subject to the approval of the American Stock Exchange. Such approval was obtained on March 20, 2008, and on that date the Company issued to this financial advisor the initial payments in stock under the agreement, totaling 9,516 restricted shares. Additional fees are payable in the event of the consummation of a transaction pursuant to the agreement.

On February 20, 2008, the Company entered into a six month advisory services agreement with a financial securities firm whereby this firm is providing financial consulting services and advice to the Company pertaining to its business affairs. In consideration for such services, the Company has agreed to issue 150,000 shares of restricted common stock that shall vest over the term of the advisory services agreement, provided that the advisory services agreement continues to be in effect. The issuance of such securities was subject to the approval of the American Stock Exchange, which approval was obtained on March 20, 2008, and on that date the Company issued under the advisory services agreement the initial payments in stock totaling 50,000 restricted shares.

On February 25, 2008, the Company entered into a six month consulting agreement with an investor relations advisor who has provided investor relations and media services to the Company since 2005. In consideration for providing services under the consulting agreement, the Company agreed to issue to the advisor an aggregate of 50,000 shares of restricted common stock. The issuance of such securities was subject to the approval of the American Stock Exchange. Such approval was obtained on March 20, 2008 and on that date these shares were issued.