Form 10-K/A
period 2007-12-31
NeoStem, Inc.
filed 2008-04-29
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)
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

Documents incorporated by reference: None.

EXPLANATORY NOTE

On March 28, 2008, NeoStem, Inc. (“we” or the “Company”) filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“Form 10-K”).  We are filing this Amendment No. 1 to the Form 10-K on Form 10-K/A to include information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. Such information previously was to be incorporated by reference to our definitive proxy statement for our 2008 Annual Meeting of Stockholders.

For the convenience of the reader, this Form 10-K/A sets forth the original Form 10-K in its entirety, as amended by this Form 10-K/A. This Form 10-K/A amends only those items expressly noted above. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, currently-dated new certifications by our principal executive officer and principal financial officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are filed as exhibits under Item 15 of Part IV of this Form 10-K/A. These certificates are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table and related narrative sets forth certain information regarding the directors and executive officers of the Company as of April 29, 2008. Directors are elected to hold office until the next annual meeting of stockholders and until their successors are elected and have qualified. There are no family relationships among any of the Company's directors and officers. For information with respect to beneficial ownership of the Company's Common Stock, see "Security Ownership of Certain Beneficial Owners and Management."

Name	Age	Position
Robin L. Smith	43	Chief Executive Officer & Chairman of the Board
Mark Weinreb	55	Director and President
Larry A. May	58	Chief Financial Officer
Catherine M. Vaczy	46	Vice President and General Counsel
Renee F. Cohen	41	Vice President of Operations and Corporate Strategy
Joseph Zuckerman	56	Director
Richard Berman	65	Director
Steven S. Myers	61	Director

Robin L. Smith

Chief Executive Officer and Chairman of the Board

Dr. Robin L. Smith joined the Company as Chairman of its Advisory Board in September 2005 and, effective June 2, 2006, became the Chief Executive Officer and Chairman of the Board. Dr. Smith, who received a medical degree from Yale University in 1992 and a master’s degree in business administration from the Wharton School in 1997, brings to the Company extensive experience in medical enterprises and business development. From 2000 to 2003, Dr. Smith served as President & Chief Executive Officer of IP2M, a multi-platform media company specializing in health care. During her term, the company was selected as being one of the 10 fastest growing technology companies in Houston. IP2M was sold to a publicly-traded company in February 2003. Previously, from 1998 to 2000, she was Executive Vice President and Chief Medical Officer for HealthHelp, Inc., a National Radiology Management company that managed 14 percent of the healthcare dollars spent by large insurance companies.

Dr. Smith has acted as a senior advisor and investor to both publicly traded and privately held companies including but not limited to China Biopharmaceutical Holdings, Phase III Medical (the Company’s predecessor), the Madelin Fund, HC Innovations Inc., Navstar Media Holdings, Strike Force, Health Quest, Red Lion Partners and All American Pet, where she has played a significant role in restructuring and or growing the companies. Dr. Smith served on the Board of Directors of two privately held companies, Talon Air and Biomega, and also served on the Chemotherapy Foundation Board of Trustees and The New York Theatre Ballet. She currently serves on the Board of Trustees of the NYU Medical Center Board, is Chairman of the Board of Directors for the New York University Hospital for Joint Diseases where she heads up new development efforts and board member recruitment, and serves on the Board of Choose Living. Dr. Smith is the President and serves on the Board of Directors of The Stem for Life Foundation.

Dr. Smith was originally appointed to the Board of Directors in June 2006 pursuant to the terms of the Securities Purchase Agreement in the June 2006 private placement.

Mark Weinreb

President and Director

Mr. Weinreb joined the Company on February 6, 2003 as a Director, Chief Executive Officer and President and effective June 2, 2006, continues as a Director and President. In 1976, Mr. Weinreb joined Bio Health Laboratories, Inc., a state-of-the-art medical diagnostic laboratory providing clinical testing services for physicians, hospitals, and other medical laboratories. He progressed to become the laboratory administrator in 1978 and then an owner and the laboratory’s Chief Operating Officer in 1982. Here he oversaw all technical and business facets, including finance, laboratory science technology and all the additional support departments. He left Bio Health Labs in 1989 when he sold the business to a biotechnology company listed on the New York Stock Exchange. In 1992, Mr. Weinreb founded Big City Bagels, Inc., a national chain of franchised upscale bagel bakeries and became Chairman and Chief Executive Officer of such entity. The company went public in 1995 and in 1999 he redirected the company and completed a merger with an Internet service provider. In 2000, Mr. Weinreb became the Chief Executive Officer of Jestertek, Inc., a 12-year old software development company pioneering gesture recognition and control using advanced inter-active proprietary video technology. In 2002, he left Jestertek after arranging additional financing. Mr. Weinreb received a Bachelor of Arts degree in 1975 from Northwestern University and a Master of Science degree in 1982 in Medical Biology, from C.W. Post, Long Island University.

Larry A. May

Chief Financial Officer

Mr. May, the former Treasurer of Amgen (one of the world’s largest biotechnology companies), initially joined the Company to assist with licensing activities in September 2003. He became an officer of the Company upon the Company’s acquisition of the business of NS California in January 2006. For the last 25 years, Mr. May has worked in the areas of life science and biotechnology. From 1983 to 1998, Mr. May worked for Amgen as Corporate Controller (1983 to 1988), Vice President/Corporate Controller/Chief Accounting Officer (1988 to 1997), and Vice President/Treasurer (1997 to 1998). At Amgen, Mr. May helped build Amgen’s accounting, finance and IT organizations. From 1998 to 2000, Mr. May served as the Senior Vice President, Finance & Chief Financial Officer of Biosource International, Inc., a provider of biologic research reagents and assays. From 2000 to May 2003, Mr. May served as the Chief Financial Officer of Saronyx, Inc., a company focused on developing productivity tools and secure communication systems for research scientists. From August 2003 to January 2005, Mr. May served as the Chief Financial Officer of NS California. In March 2005, Mr. May was appointed CEO of NS California and in May 2005 he was elected to the Board of Directors of NS California. He received a Bachelor of Science degree in Business Administration & Accounting in 1971 from the University of Missouri.

Catherine M. Vaczy

Vice President and General Counsel

Ms. Vaczy joined the Company in April 2005 as Vice President and General Counsel. Ms. Vaczy is responsible for overseeing the Company’s legal affairs. From 1997 through 2003, Ms. Vaczy held various senior positions at ImClone Systems Incorporated, a publicly-traded company developing a portfolio of targeted biologic treatments to address the medical needs of patients with a variety of cancers, most recently as its Vice President, Legal and Associate General Counsel. While at ImClone, Ms. Vaczy served as a key advisor in the day-to-day operation of the company and helped forge a number of important strategic alliances, including a $1 billion co-development agreement for Erbitux®, the company’s targeted therapy approved for the treatment of metastatic colorectal and head and neck cancers. From 1988 through 1996, Ms. Vaczy served as a corporate attorney advising clients in the life science industry at the New York City law firm of Ross & Hardies. Ms. Vaczy is Secretary and serves on the Board of Directors of The Stem for Life Foundation. Ms. Vaczy received a Bachelor of Arts degree in 1983 from Boston College and a Juris Doctor from St. John’s University School of Law in 1988.

Renee F. Cohen

Vice President Operations and Corporate Strategy

Ms. Cohen joined the Company as Vice President of Operations and Corporate Strategy in August 2007, responsible for developing strategic alliances with healthcare organizations, as well as building the Company’s operational capabilities. From March 2007 to August 2007 Ms. Cohen served as a consultant to the Company. From 2002 through 2007, Ms. Cohen was an executive at Pfizer Incorporated, the world’s largest pharmaceutical company. During her time at Pfizer, Ms. Cohen developed and implemented strategic business initiatives, as well as built relationships with external partners and negotiated product transactions. From 2000 through 2002, Ms. Cohen was co-founder and Chief Operating Officer of DrugVoice, an e-health company focused on understanding consumers’ approaches to managing their diseases. From 1993 through 2000, Ms. Cohen worked at Accenture, managing large-scale business strategy projects for life science clients. Ms. Cohen received a Bachelor of Arts degree in 1988 from Brandeis University and a master’s in business administration from New York University’s Stern School of Business in 1992.

Joseph Zuckerman, M.D.

Director

Joseph D. Zuckerman joined the Board of Directors of the Company in January 2004 and serves on the Compensation Committee, Audit Committee and Nominating Committee. Since 1997, Dr. Zuckerman has been Chairman of the NYU Hospital for Joint Diseases Department of Orthopedic Surgery and the Walter A. L. Thompson Professor of Orthopedic Surgery at the New York University School of Medicine. He is responsible for one of the largest departments of orthopedic surgery in the country, providing orthopedic care at five different hospitals including Tisch Hospital, the Hospital for Joint Diseases, Bellevue Hospital Center, the Manhattan Veteran’s Administration Medical Center and Jamaica Hospital. He was also the Director of the Orthopedic Surgery Residency Program from 1990 to 2006, which trains more than 60 residents in a five year program.

Dr. Zuckerman was recently elected First Vice President of the Board of Directors of the American Academy of Orthopedic Surgeons. He has also held other leadership positions in national organizations and was President of the American Shoulder and Elbow Surgeons and Chair of the Council on Education for the American Academy of Orthopedic Surgeons. His clinical practice is focused on shoulder surgery and hip and knee replacement and he is the author or editor of ten textbooks, 60 chapters and more than 200 articles in the orthopedic and scientific literature.

Richard Berman

Director

Richard Berman joined the Board of Directors of the Company in November 2006 and serves as Chairman of the Compensation Committee, Chairman of the Audit Committee and Chairman of the Nominating Committee. Mr. Berman’s career spans over 35 years of venture capital, management and merger & acquisitions experience. In the last five years, he has served as a professional director and/or officer of about a dozen public and private companies. He is currently CEO of Nexmed, a small public biotech company, Chairman of National Investment Managers, a public company in pension administration and investment management, Chairman of Candidate Resources, a private company delivering HR services over the Web., and Chairman of Fortress Technology Systems (homeland security). In addition, he serves as a director of seven public companies: Dyadic International, Inc., Broadcaster, Inc., Internet Commerce Corporation, MediaBay, Inc., NexMed, Inc., National Investment Managers, and Advaxis, Inc.

Pursuant to the terms of the Securities Purchase Agreement in the June 2006 private placement, the Company agreed to permit the lead investor, DCI Master LDC, to designate one additional independent member to the Company’s Board of Directors reasonably acceptable to the Company. This right terminated in 2007. Mr. Berman was originally appointed to the Board of Directors in November 2006 to serve as such designee.

Steven S. Myers

Director

Steven S. Myers joined the Board of Directors of the Company in November 2006 and serves on the Compensation Committee, Audit Committee and Nominating Committee. Mr. Myers is the founder, and until his retirement in March 2007 was the Chairman and CEO, of SM&A (Nasdaq:WINS), the world’s leading provider of Competition Management Services. SM&A helps businesses win structured competitive procurements and design successful transitions from proposals to programs. Since 1982, SM&A has managed over 1,000 proposals worth more than $340 billion for its clients and has achieved an 85% win rate on awarded contracts. The company has also supported more than 140 programs with a better than 93% client-satisfaction rating. SM&A routinely supports clients such as Boeing, Lockheed Martin, Accenture, Raytheon, Northrop Grumman, Motorola, and other Fortune 500 companies.

Mr. Myers graduated from Stanford University with a B.S. in Mathematics and had a successful career in the aerospace and defense sector supporting DoD and NASA programs before founding SM&A. He has a strong technical background in systems engineering and program management. Mr. Myers is also founder, President and CEO of Dolphin Capital Holdings, Inc, which owns, operates and leases business jet aircraft and does private equity investing in innovative enterprises. A serial entrepreneur, Mr. Myers has spearheaded a number of business innovations in aerospace & defense and in business aviation. He is a highly accomplished aviator.

CHAIRMAN, SCIENTIFIC ADVISORY BOARD

Wayne Marasco, M.D., Ph.D.

Dr. Marasco, 55, is an Associate Professor in the Department of Cancer Immunology & AIDS at the Dana-Farber Cancer Institute and Associate Professor of Medicine at Harvard Medical School. A former founding Director and long time Senior Scientific Advisor to the Company, in November 2006 he relinquished his position as Director to focus his time with the Company on heading and expanding NeoStem’s new Scientific Advisory Board effective as of January 29, 2007. In addition, Dr. Marasco will assist in the Company’s initiatives of establishing partnerships with leading academic institutions focused on stem cell therapies and translational research and will help source intellectual property that will keep NeoStem in the forefront of the adult stem cell field.

Dr. Marasco will continue to advise the Company on identifying and engaging leading physicians and scientists who are increasingly revolutionizing adult stem cell treatments in the fields of cardiology, radiation exposure, diabetes, blood cancer and other cancers, wound and burn healing, skeletal repair, and autoimmune disorders such as lupus, multiple sclerosis and rheumatoid arthritis.

Dr. Marasco is a licensed physician-scientist with training in Internal Medicine and specialty training in infectious diseases. His clinical practice sub-specialty is in the treatment of immunocompromised (cancer, bone marrow and solid organ transplant) patients.

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

KEY EMPLOYEES

Denis Rodgerson, Ph.D.
Director of Stem Cell Science

Dr. Rodgerson, 74, joined the Company upon the closing of the Company's acquisition of the business of NS California in January 2006. Dr. Rodgerson, one of the original founders of NS California, has over 36 years experience managing large tertiary care and reference clinical laboratories with many patents and articles to his credit. Prior to joining NS California he co-founded StemCyte, and oversaw the company to the world's second largest umbilical cord stem cell bank with multinational collection centers. His distinguished career has included being the Vice-Chairman and Professor of the Department of Pathology and Laboratory Medicine at the University of California Los Angeles ("UCLA") and Director of Pediatric Laboratories and Analytical Toxicology Service at the University of Colorado. At UCLA, where he was the Head of Clinical Chemistry and Toxicology and Clinical Laboratory Computing, he was in charge of a laboratory and administrative staff of more than 300 with an annual operating budget of $12 million and revenues of $60 million.

Prior to UCLA, he held the positions of Director of Pediatric Laboratories and Analytical Toxicology Service at the University of Colorado for 12 years. He is a Fellow of the Association of Clinical Scientists and Institute of Medical Laboratory Science. As a long-standing member of the American Association for Clinical Chemistry, he served on its Board of Directors and was the Chairman of the 1969 National Meeting and many other committees. The numerous committees that he has served on at UCLA and the University of California system-wide, include serving as the Director of the Office of Industry Relations, Chairman of the System-wide Library Committee, member of the System-wide Committee on Information Transfer and Technology Policy and the President's Task-Force on the California Digital Library. Dr. Rodgerson has published more than 150 articles in the medical and scientific literature. He has held consulting positions for many institutions and corporations, including NASA, National Bureau of Standards, Hewlett Packard, Beckman Instruments, Hybridtech, Boehringer-Mannheim Corporation, 3M Company, Warren-Teed Pharmaceuticals, Micromedic Systems, Ortho Diagnostics, National Health Laboratories, Consolidated Biomedical Laboratories, Bio-Dynamics, Inc., Fisher Scientific, E. I. DuPont de Nemours, Ciba Pharmaceuticals, DNA Technology, and Diagnostic Products Corporation. Dr. Rodgerson received his M.S. and Ph.D. from the University of Colorado.

George Smith, M.D.
Medical Director of Laboratory Operations

Dr. George Smith, 72, was appointed the Company's Medical Director of Laboratory Operations in January 2006. His responsibilities are to oversee all operations at the Company's California laboratory, including the processing and storage of autologous adult stem cells procedures, licensing requirements and collection protocols.

After graduation from University of California Los Angeles (UCLA) Medical School with five years of specialty training in Pathology in 1965, Dr. Smith spent two years in the Public Health Service assigned to the Atomic Bomb Commission in Hiroshima, Japan. During this assignment, he examined surgical tissue from hospitals all over western Japan and from people who were exposed to radiation from the bombing. He rejoined the UCLA Pathology faculty in 1967 until retirement, in July of 1999. For six years he was Assistant Head of the Blood Bank and Associate Head of Hematopathology where he established a unique bone marrow service in the UCLA Medical Center, and continued to assist in these functions for over 30 years. During these early years, Dr. Smith was a participant in one of the research laboratories, which along with a dozen plus international laboratories, developed and defined the HLA antigen system for tissue transplantation. Dr. Smith was appointed the Director of the UCLA Clinical Laboratories in 1975, which included supervision of 32 patient care laboratories around the Medical Center. During this period he was also the Director of the Blood Bank, Director of the Medical Technologist Training Program and Chief of Clinical Pathology. These responsibilities continued over the next 14 years. Under his tutelage, the Blood Bank was greatly expanded by adding a Blood Donor Center, an apheresis center and new facilities that are all in use today. He initiated a designated donor program, a very active autologous donor program and designed a transfusion safety program. Dr. Smith was directly involved in planning and providing all laboratory and blood services, including bone marrow examinations for the start of the bone marrow and liver transplant programs at UCLA.

CORPORATE GOVERNANCE

Audit Committee

In November 2006, our Board of Directors established a separate Audit Committee. Our Audit Committee consists of three directors, Mr. Berman (chairman), Mr. Myers and Dr. Zuckerman. Each such member of the committee is independent applying the definition of independence under the listing standards of the American Stock Exchange and SEC regulations. The Board has determined that Mr. Berman qualifies as an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K, and Mr. Berman is independent applying the definition of independence under the listing standards of the American Stock Exchange and SEC regulations. For information on Mr. Berman’s experience, see “Directors and Executive Officers of the Company—Richard Berman.”

Pursuant to the terms of the Audit Committee charter, our Audit Committee is required to consist of at least three “independent” directors of the Company and shall serve at the pleasure of the Board. An “independent” director is defined as an individual who (a) is not an officer or salaried employee or an affiliate of the Company, (b) does not have any relationship that, in the opinion of the Board, would interfere with his or her exercise of independent judgment as an Audit Committee member, (c) meets the independence requirements of the SEC and the American Stock Exchange or such other securities exchange or market on which the Company’s securities are traded and (d) except as permitted by the SEC and the American Stock Exchange or such other securities exchange or market on which the Company’s securities are traded, does not accept any consulting, advisory or other compensatory fee from the Company.

Change to Procedures for Considering Nominations Made by Shareholders

In May 2007, our Board of Directors established a Nominating Committee and adopted a Nominating Committee charter to govern the Nominating Committee. The Nominating Committee’s charter and guidelines developed by the Nominating Committee describe procedures for nominations to be submitted by shareholders and other third-parties, other than candidates who have previously served on the Board of Directors or who are recommended by the Board of Directors.  The guidelines state that a nomination must be delivered to the Secretary of the Company at the principal executive offices of the Company not later than the 120th day prior to the date of the proxy statement for the preceding year’s annual meeting; provided, however, that if the date of the annual meeting is more than 30 days after the anniversary date of the annual meeting, notice to be timely must be so delivered a reasonable time in advance of the mailing of the Company’s proxy statement for the annual meeting for the current year.  The guidelines require a nomination notice to set forth as to each person whom the proponent proposes to nominate for election as a director, among other things: (a) all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director it elected) and (b) information that will enable the Nominating Committee to determine whether the candidate or candidates satisfy the criteria established pursuant to the charter and the guidelines for director candidates.

Qualifications.   The charter and guidelines developed by the Nominating Committee describe the minimum qualifications for nominees and the qualities or skills that are necessary for directors to possess.  Each nominee, among other factors listed in the Committee’s guidelines:

•	should possess the highest personal and professional standards of integrity and ethical values;

•	must be committed to promoting and enhancing the long term value of the Company for its shareholders;

•	should not have any conflicts of interest;

•
must have demonstrated achievement in one of more fields of business, professional, governmental, community, scientific or educational endeavor, and possess mature and objective business judgment and expertise;

•	must have a general appreciation regarding major issues facing public companies of a size and operational scope similar to the Company;

•	must have adequate time to devote to the Board and its committees; and

•	is expected to have sound judgment, derived from management or policy-making experience that demonstrates an ability to function effectively in an oversight role.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. These persons are required by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on the Company's review of these reports and written representations furnished to the Company, the Company believes that in 2007 each of the reporting persons complied with these filing requirements.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions). The Code of Ethics is available on our website, www.neostem.com, and also has been filed as Exhibit 14.1 to Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION

The following table* sets forth all compensation paid during the years ended December 31, 2007 and December 31, 2006 to the Company’s Chief Executive Officer and the two other most highly compensated executive officers of the Company whose total compensation was in excess of $100,000 (the “Named Executive Officers”).

Name and Principal Function	Year	Salary		Bonus		Stock Awards(1)		Option Awards(1)	All Other Compensation		Total Compensation

Dr Robin L. Smith, Chief Executive Officer(2)	2007	$250,420		$118,750	(3)	$179,002	(4)(5)	$1,249,495	$22,440	(6)	$1,820,107
	2006	$103,269		$20,000	(2)	$148,000	(2)(5)	$242,637	$18,810	(7)	$532,716

Mark Weinreb, President (8)(9)	2007	$201,455		$32,397		$132,004	(10)	$79,395	$30,326	(11)	$475,577
	2006	$219,314		$25,000	(12)	$0	(9)	$161,386	$30,396	(13)	$436,096

Catherine M. Vaczy, Vice President and General Counsel(14)(15)	2007	$148,156		$55,000	(3)	$148,503	(16)	$183,375	$11,250	(17)	$546,284
	2006	$139,295	(18)	$7,000	(2)	$60,000	(19)	$30,533	$9,750	(17)	$246,578

*
All numbers in this table and footnotes thereto have been adjusted (as appropriate) to reflect the one-for-ten reverse stock split effective as of August 31, 2006 and the one-for-ten reverse stock split effective as of August 9, 2007.

(1)
Amounts shown are the amounts recognized for financial statement reporting purposes during 2006 and 2007 in accordance with FAS 123(R) (as discussed below). Effective January 1, 2006, the Company’s 2003 Equity Participation Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies. In adopting FAS 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS 123 (R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123. The general assumptions made in calculating the fair value of options are set forth in Note 8 of the Company’s notes to its audited consolidated financial statements included elsewhere in this report. For more information on the option awards reflected in this table, please see “Outstanding Equity Awards at Fiscal Year-End.”

(2)
Dr. Smith joined the Company as of June 2, 2006. Pursuant to Dr. Smith’s employment agreement dated May 26, 2006, her advisory agreement dated September 15, 2005 with the Company was terminated effective June 2, 2006, except that: (i) the vesting of a warrant to purchase 2,400 shares of common stock granted under the advisory agreement was accelerated so that the warrant became fully vested as of the effective date of the employment agreement (not considered a material change in the terms of such warrant and accordingly the fair value was not adjusted), (ii) Dr. Smith received $100,000 in cash and 10,000 shares upon the initial closing of the June 2006 private placement, (iii) if an aggregate of at least $3,000,000 was raised in a financing prior to August 15, 2006, Dr. Smith was to receive an additional payment of $50,000, and (iv) a final payment of $3,000 relating to services rendered in connection with Dr. Smith’s advisory agreement, was paid at the closing of the June 2006 private placement. Upon the effective date of her employment agreement, Dr. Smith was awarded under the Company’s 2003 Equity Participation Plan 20,000 shares of common stock of the Company. On August 30, 2006, the milestone set forth in (iii) was achieved. Dr. Smith elected to have $30,000 of this amount distributed to certain employees of the Company, including its Vice President and General Counsel, Catherine Vaczy, who received $7,000 and its Chief Financial Officer, Larry May, who received $6,000, in recognition of their efforts on behalf of the Company. Dr Smith was paid the remaining $20,000.

(3)
On September 27, 2007, Dr. Smith was awarded a bonus of $187,500. Dr. Smith elected to receive $118,750 of this amount, and elected to have $34,000 distributed to certain employees of the Company including its Vice President and General Counsel, Catherine Vaczy, who received $5,000, its Chief Financial Officer, Larry May, who received $4,000 and its Chief Operating Officer, Renee Cohen, who received $4,000, in recognition of their efforts on behalf of the Company. The payment to Dr. Smith of the balance of $34,750 has been deferred.

(4)
On September 27, 2007, Dr. Smith was granted a stock award of 30,000 shares of Common Stock pursuant to an action of the Compensation Committee of the Board of Directors, in her capacity as a member of the Board of Directors. One-half of these shares (15,000) vested immediately on the date of grant and the remaining one-half will vest on the first anniversary of the date of grant. Of the $182,002 compensation value for Dr. Smith’s 2007 Stock Awards, $99,002 is attributable to such shares granted in her capacity as a member of the Board of Directors.

(5)
On December 5, 2006 Dr. Smith was granted a stock award of 30,000 shares of common stock, of which 10,000 shares vested immediately, pursuant to an action by the Compensation Committee of the Board of Directors. The remaining 20,000 shares vested in August 2007 upon the closing of the Company’s August 2007 public offering.

(6)	Consists of (i) a car allowance of $12,000 and (ii) approximately $10,400 paid by the Company on behalf of Dr. Smith for life insurance.

(7)	Consists of (i) a car allowance of $7,000 and (ii) approximately $11,800 paid by the Company on behalf of Dr. Smith for life insurance.

(8)	Mr. Weinreb joined the Company as of February 6, 2003. In June 2006, he resigned as Chief Executive Officer and Chairman of the Board but continued as President.

(9)
On June 2, 2006, in connection with the June 2006 private placement, Mr. Weinreb agreed to certain adjustments to his employment agreement dated as of August 12, 2005 which resulted in the acceleration of the vesting dates of all unvested options on June 2, 2006 (see the Outstanding Equity Awards Table for the specific options effected—the acceleration of vesting dates was not considered a material change in the terms of such options and accordingly the fair value was not adjusted) and the issuance of a new option to purchase 15,000 shares of common stock at $5.30 per share. This new option will vest as the Company achieves certain business milestones, which have not yet been achieved (see the Outstanding Equity Awards Table). Such adjustments to Mr. Weinreb’s employment agreement also resulted in the acceleration of the vesting dates of a stock award granted on July 20, 2005, as follows: the vesting of 20,000 shares which was originally scheduled to vest as to 10,000 shares on each of July 20, 2006 and July 20, 2007, was accelerated to June 2, 2006. All compensation related to the stock award of July 20, 2005 was recognized as compensation expense in 2005.

(10)
On September 27, 2007, Mr. Weinreb was granted a stock award of 40,000 shares of Common Stock pursuant to an action of the Compensation Committee of the Board of Directors, 30,000 of which were granted in his capacity as a member of the Board of Directors. One-half of the total shares granted (20,000) vested on April 1, 2008 and the remaining one-half will vest on the first anniversary of the date of grant. As originally granted, the first half of such shares were scheduled to vest on the date of grant. Of the $132,004 compensation value for Mr. Weinreb’s 2007 Stock Awards, $99,002 is attributable to the shares granted in his capacity as a member of the Board of Directors.

(11)	Consists of (i) a car allowance of $13,000 and (ii) approximately $17,300 paid by the Company on behalf of Mr. Weinreb for disability, life and long-term care insurance.

(12)	As of December 31, 2006, Mr. Weinreb received only $12,500 of this bonus. The balance was paid on February 2, 2007.

(13)	Consists of (i) a car allowance of $11,000 and (ii) approximately $20,396 paid by the Company on behalf of Mr. Weinreb for disability, life and long-term care insurance.

(14)	Ms. Vaczy joined the Company as of April 20, 2005.

(15)
On June 2, 2006, in connection with the June 2006 private placement, Ms. Vaczy agreed to certain adjustments to her employment agreement dated as of April 20, 2005 which resulted in the acceleration of the vesting dates of all unvested options on June 2, 2006 (see the Outstanding Equity Awards Table for the specific options effected-the acceleration of vesting dates was not considered a material change in the terms of such options and accordingly the fair value was not adjusted) and the issuance of a new option to purchase 10,000 shares of common stock at $5.30 per share. This new option will vest as the Company achieves certain business milestones, which have not yet been achieved (see the Outstanding Equity Awards Table).

(16)
On September 27, 2007, Ms. Vaczy was granted a stock award of 45,000 shares of Common Stock pursuant to an action of the Compensation Committee of the Board of Directors, 30,000 of which were granted in her capacity as Secretary of the Board of Directors. One-half of the total shares granted (22,500) vested immediately on the date of grant and the remaining one-half will vest on the first anniversary of the date of grant. On December 19, 2007, Ms. Vaczy was granted a stock award of 10,000 shares of Common Stock pursuant to an action of the Compensation Committee of the Board of Directors.

(17)	Consists of a car allowance per Ms. Vaczy’s employment agreement with the Company.

(18))
$14,903 of this amount was paid to Ms. Vaczy through the issuance of common stock with a per share price equal to $4.40 per share (the price of the shares being sold in the June 2006 private placement) pursuant to Ms. Vaczy’s letter agreement with the Company, entered into in connection with the June 2006 private placement.

(19)	On December 5, 2006 Ms. Vaczy was granted a stock award of 10,000 shares of common stock pursuant to an action by the Compensation Committee of the Board of Directors.

EMPLOYMENT AGREEMENTS, POST-EMPLOYMENT PAYMENTS AND EQUITY GRANTS

OVERVIEW

Following is a description of the employment agreements the Company has with the officers named in the Summary Compensation Table. These descriptions provide further information about the compensation which is shown in the Summary Compensation Table for these officers. They also give you information about payments which could be received by these officers under certain circumstances at such time as their employment ends with the Company, for example, certain severance arrangements. Following these descriptions you will see a table called Outstanding Equity Awards at Fiscal Year End. This table contains details about the terms of options and certain stock grants to these officers which are included in the Summary Compensation Table. All numbers in the tables and descriptions have been adjusted (as appropriate) to reflect both the one-for-ten reverse stock split which was effective as of August 31, 2006 and the one-for-ten reverse stock split which was effective as of August 9, 2007.

EMPLOYMENT AGREEMENTS

The officers of the Company, as a condition of the initial closing under the securities purchase agreement in the June 2006 private placement, entered into letter agreements with the Company pursuant to which they converted an aggregate of $278,653 of accrued salary into shares of common stock at a per share price of $4.40. After adjustments for applicable payroll and withholding taxes which were paid by the Company, the Company issued to such officers an aggregate of 37,998 shares of common stock. The Company also adopted an Executive Officer Compensation Plan, effective as of the date of closing of the securities purchase agreement and pursuant to the letter agreements each officer agreed to be bound by the Executive Officer Compensation Plan. In addition to the conversion of accrued salary, the letter agreements provided for a reduction by 25% in base salary for each officer until the Company achieved certain milestones. In consideration of the officers’ agreement to such reduction in base salary, the Company granted to the officers options to purchase shares of common stock under the Company’s 2003 Equity Participation Plan which become exercisable upon the Company achieving certain revenue milestones, and accelerated the vesting of certain options and restricted shares held by the officers.

In January 2007, the milestones relating to the reduction in base salary had been achieved and the executive officers were entitled to have their salaries restored to their original levels. The Company was informed by the placement agent for the January 2007 private placement that it was advisable for the executive officers of the Company to make continued salary concessions and/or to agree to extend the term of their employment agreements. Accordingly, on January 26, 2007, letter agreements were entered into which provided instead for each such officer’s salary to be set in an amount which is twenty percent less than that to which they were originally entitled pursuant to their original employment agreements (subject to increase in certain circumstances) and/or an extension of the officer’s employment term, and certain additional or amended terms. In consideration of the salary concessions and/or agreement to a substantial extension of employment term, the officers were generally either granted options, option vesting was accelerated, and/or performance bonus formulas were put into place. As discussed below, the January 2007 letter agreements were either supplements or amendments to the executive officers’ respective employment agreements. In August 2007, the supplemental agreements expired by their terms. In September 2007, two of the executive officers entered into further amendments to their employment agreements. In January 2008, in response to the Company’s efforts to conserve cash, two of the executive officers entered into agreements with the Company pursuant to which they agreed to be paid a portion of their 2008 salary in shares of common stock.

Robin L. Smith—Chief Executive Officer and Chairman of the Board

On May 26, 2006, the Company entered into an employment agreement with Dr. Robin L. Smith, pursuant to which Dr. Smith serves as the Chief Executive Officer of the Company. This agreement was for a period of two years, which term could be renewed for successive one-year terms unless otherwise terminated by Dr. Smith or the Company. The effective date of Dr. Smith’s employment agreement was June 2, 2006, the date of the initial closing under the securities purchase agreement for the June 2006 private placement. Under this agreement, Dr. Smith was entitled to receive a base salary of $180,000 per year, to be increased to $236,000 after the first year anniversary of the effective date of her employment agreement. If the Company raised an aggregate of $5,000,000 through equity or debt financing (with the exception of the financing under the securities purchase agreement), Dr. Smith’s base salary was to be raised to $275,000. Dr. Smith was also eligible for an annual bonus determined by the Board, a car allowance of $1,000 per month and variable life insurance with payments not to exceed $1,200 per month. Pursuant to the employment agreement, Dr. Smith’s advisory agreement with the Company, as supplemented (see “Certain Relationships and Related Transactions”), was terminated, except that (i) the vesting of the warrant to purchase 2,400 shares of common stock granted thereunder was accelerated so that the warrant became fully vested as of the effective date of the employment agreement, (ii) Dr. Smith received $100,000 in cash and 10,000 shares upon the initial closing under the June 2006 private placement, (iii) if an aggregate of at least $3,000,000 was raised and/or other debt or equity financings prior to August 15, 2006 (as amended, August 31, 2006), Dr. Smith was to receive an additional payment of $50,000, (iv) a final payment of $3,000 relating to services rendered in connection with Dr. Smith’s advisory agreement, paid at the closing of the June 2006 private placement, and (v) all registration rights provided in the advisory agreement were to continue in effect.

As of August 30, 2006, in excess of $3,000,000 had been raised and accordingly, Dr. Smith was entitled to a payment of $50,000. Dr. Smith elected to have $30,000 of this amount distributed to certain employees of the Company, including its Chief Financial Officer and General Counsel, in recognition of their efforts on behalf of the Company and retained $20,000. Upon the effective date of the Employment Agreement, Dr. Smith was awarded under the Company’s 2003 Equity Participation Plan 20,000 shares of common stock of the Company, and options to purchase 54,000 shares of common stock, which options expire ten years from the date of grant.

On January 26, 2007, in connection with the January 2007 private placement, the Company entered into a letter agreement with Dr. Smith, pursuant to which Dr. Smith’s employment agreement dated as of May 26, 2006 was amended to provide that: (a) the term of her employment would be extended to December 31, 2010; (b) upon the first closings in the January 2007 private placement, Dr. Smith’s base salary would be increased to $250,000; (c) her base salary would be increased by 10% on each one year anniversary of the agreement; (d) no cash bonus would be paid to Dr. Smith for 2007; and (e) cash bonuses and stock awards under the Company’s 2003 Equity Participation Plan would be fixed at the end of 2007 for 2008, in an amount to be determined. Other than as set forth therein, Dr. Smith’s original employment agreement and all amendments thereto remain in full force and effect. As consideration for her agreement to substantially extend her employment term, among other agreements contained in this amendment, on January 18, 2007 Dr. Smith was also granted an option under the Company’s 2003 Equity Participation Plan to purchase 55,000 shares of the common stock at a per share exercise price equal to $5.00 vesting as to (i) 25,000 shares upon the first closings in the January 2007 private placement; (ii) 15,000 shares on June 30, 2007; and (iii) 15,000 shares on December 31, 2007.

Effective as of September 27, 2007, the Company entered into a letter agreement with Dr. Smith, pursuant to which Dr. Smith's employment agreement dated as of May 26, 2006 and amended as of January 26, 2007, was further amended to provide that: (a) Dr. Smith's base salary would be increased to $275,000 (the amount to which Dr. Smith would have been entitled under her original employment agreement prior to her agreement on January 26, 2007 to accept a reduced salary of $250,000); (b) her base salary would be increased by 10% on each one year anniversary of the agreement; (c) a cash bonus of $187,500 (an amount equal to 75% of her base salary) would be paid October 1, 2007; (d) Dr. Smith's bonus for 2008 is set in the amount of $250,000 (an amount equal to 100% of her base salary) to be paid October 1, 2008; and (e) the Company will pay membership and annual fees for a club in New York of Dr. Smith's choice for business entertaining and meetings. Other than as set forth therein, Dr. Smith's original employment agreement and all amendments thereto remain in full force and effect.

On January 9, 2008, the Company entered into a letter agreement with Dr. Smith, pursuant to which Dr. Smith's employment agreement dated as of May 26, 2006 and amended as of January 26, 2007 and September 27, 2007 was further amended to provide that, in response to the Company’s efforts to conserve cash, Dr. Smith would be paid $50,000 of her 2008 salary in shares of the Company’s Common Stock, net of shares in payment of applicable withholding taxes valued at the closing price of the Common Stock on the date of issuance. Accordingly, Dr. Smith was issued 16,574 shares of the Company’s Common Stock pursuant to the Company’s 2003 Equity Purchase Plan which was based on a price per share of $1.70, the closing price of the Common Stock on the date of approval by the Compensation Committee of the Board of Directors. The cash component of her salary for 2008 will be $225,000.

The Company maintains key-man life insurance on Dr. Smith in the amount of $3,000,000.

Mark Weinreb—President

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

On May 4, 2005, the Board voted to approve an amendment to Mr. Weinreb’s employment agreement, subject to approval of the stockholders which was obtained on July 20, 2005, pursuant to which among other things Mr. Weinreb’s employment agreement was amended on August 12, 2005 to (a) extend the expiration date thereof from February 2006 to December 2008; (b) change Mr. Weinreb’s annual base salary of $217,800 (with an increase of 10% per annum) to an annual base salary of $250,000 (with no increase per annum); (c) grant Mr. Weinreb 30,000 shares of common stock, 10,000 shares of which shall vest on each of the date of grant and the first and second anniversaries of the date of grant; (d) commencing in August 2006, increase Mr. Weinreb’s annual bonus from $20,000 to $25,000; and (e) in 2006, provide for the reimbursement of all premiums in an annual aggregate amount of up to $18,000 payable by Mr. Weinreb for life and long term care insurance covering each year during the remainder of the term of his employment. Pursuant to and as a condition of the closing of the June 2006 private placement, Mr. Weinreb entered into a letter agreement with the Company in which he agreed to convert $121,532 of accrued salary (after giving effect to employment taxes which were paid by the Company) into 16,573 shares of common stock at a per share price equal to $4.40 (the price of the shares being sold in the June 2006 private placement). Mr. Weinreb further agreed to a reduction in his base salary by 25% until the achievement by the Company of certain milestones. In consideration for such compensation concessions: (i) the remaining vesting of the shares which was scheduled to vest as to 10,000 shares each on July 20, 2006 and July 20, 2007, was accelerated such that it became fully vested as of June 2, 2006, the date of the closing of the June 2006 private placement; and (ii) options to purchase 20,000 shares of common stock which were also scheduled to vest as to 10,000 shares on each of July 20, 2006 and July 20, 2007, were similarly accelerated.

On January 26, 2007, the Company entered into a letter agreement with Mr. Weinreb pursuant to which Mr. Weinreb’s employment agreement amended as of August 12, 2005 was supplemented with new terms which provide that: (a) upon the first closings in the January 2007 private placement, Mr. Weinreb’s base salary would be paid at the annual rate of $200,000 (an annual rate which is 20% lower than the amount to which he was otherwise entitled under his employment agreement); (b) he would be entitled to quarterly bonuses of $5,000 commencing March 31, 2007; (c) he would be entitled to bonuses ranging from $3,000 to $5,000 upon the achievement of certain business milestones (as follows: (i) a $5,000 bonus for every fifty collection fees paid to the Company; (ii) a $5,000 bonus for every five collection agreements signed and for which the fee is collected by the Company; and (iii) a $3,000 bonus for every twenty five fees paid to the Company for collection through certain strategic alliances negotiated by Mr. Weinreb; and (d) any other bonuses would only be paid upon approval by the Compensation Committee of the Board of Directors. In consideration of his agreement to a reduction in base salary, and in connection with his entering into this agreement, an option to purchase 10,000 shares of common stock at $6.00 per share, previously granted to Mr. Weinreb on December 5, 2006 and tied to the opening of certain collection centers, vested upon the execution of the agreement. Other than as set forth therein, Mr. Weinreb’s original employment agreement and all amendments thereto remain in full force and effect. This supplemental agreement was to terminate upon the Company achieving certain revenue, financing or adult stem cell collection milestones, or at the discretion of the Compensation Committee of the Board of Directors. This supplemental agreement terminated in August 2007 by its terms.

Effective as of September 28, 2007, the Company entered into a letter agreement with Mr. Weinreb, pursuant to which Mr. Weinreb's employment agreement dated as of February 6, 2005 and amended as of August 12, 2005 and June 1, 2006 (together, the "Agreement") (such Agreement being supplemented as of January 26, 2007, the effectiveness of which supplement has expired by its terms), was further amended to provide that: (a) Mr. Weinreb's base salary would be increased from $200,000 to $210,000; (b) the sole bonus to which he will be entitled shall be a quarterly bonus of $7,500 payable at the end of each quarterly period during the term commencing as of September 30, 2007; (c) in the event of termination of employment, any severance to which Mr. Weinreb is entitled under the Agreement shall equal the lesser of one year of his base salary or his base salary payable for the remainder of the term, in each case paid out over a 12 month period in accordance with the payroll policies and practices of the Company; and (d) any unused vacation to which Mr. Weinreb is entitled under the Agreement in any calendar year shall be forfeited without compensation. Other than as set forth therein, Mr. Weinreb's Agreement remains in full force and effect. In addition, on February 27, 2008 the Compensation Committee authorized a cash bonus of $20,000 to be paid to Mr. Weinreb for every 200 paid adult stem cell collections at collection centers.

Catherine M. Vaczy—Vice President and General Counsel

On April 20, 2005, the Company entered into a letter agreement with Catherine M. Vaczy pursuant to which Ms. Vaczy served as the Company’s Vice President and General Counsel. The term of this original agreement was three years. In consideration for Ms. Vaczy’s services under the letter agreement, Ms. Vaczy was entitled to receive an annual salary of $155,000 during the first year of the term, a minimum annual salary of $170,500 during the second year of the term, and a minimum annual salary of $187,550 during the third year of the term. On the date of the letter agreement, Ms. Vaczy was granted an option to purchase 1,500 shares of common stock pursuant to the Company’s 2003 Equity Participation Plan, with an exercise price equal to $10.00 per share. The option was to vest and become exercisable as to 500 shares on each of the first, second and third year anniversaries of the date of the agreement and remain exercisable as to any vested portion thereof in accordance with the terms of the Company’s 2003 Equity Participation Plan and the Company’s Incentive Stock Option Agreement. Pursuant to and as a condition of the closing of the June 2006 private placement, Ms. Vaczy entered into a letter agreement with the Company in which she agreed to convert $44,711 in accrued salary (after giving effect to employment taxes which were paid by the Company) into 6,097 shares of common stock at a per share price equal to $4.40 (the price of the shares being sold in the June 2006 private placement). Ms. Vaczy further agreed to a reduction in her base salary by 25% until the achievement by the Company of certain milestones. In consideration for such compensation concessions, the vesting of the option to purchase 1,500 shares of common stock was accelerated such that it became fully vested as of June 2, 2006, the date of the closing of the June 2006 private placement.

On January 26, 2007, the Company entered into another letter agreement with Ms. Vaczy pursuant to which Ms. Vaczy continues to serve as the Company’s Vice President and General Counsel. This agreement supercedes Ms. Vaczy’s employment agreement dated as of April 20, 2005 and all amendments thereto. Subject to the terms and conditions of the letter agreement, the term of Ms. Vaczy’s employment in such capacity will continue through December 31, 2008. In consideration for her services under the letter agreement, Ms. Vaczy will be entitled to receive a minimum annual salary of $150,000 during 2007 (such amount being 20% less than the annual salary to which Ms. Vaczy would have been entitled commencing April 20, 2007 pursuant to the terms of her original employment agreement) and a minimum annual salary of $172,500 during 2008.

In consideration for such salary concessions and agreement to extension of her employment term, Ms. Vaczy is also entitled to receive a cash bonus upon the occurrence of each of the following milestones: (a) $5,000 upon the first closings in the January 2007 private placement; and (b) $7,500 upon the next registration statement (other than a Form S-8) being declared effective by the Securities and Exchange Commission. Ms. Vaczy shall also be eligible for additional cash bonuses as follows, in each case as may be approved by the Compensation Committee of the Board of Directors: (a) for other tasks and responsibilities as mutually agreed, such as foundation legal counsel; (b) pursuant to milestones for 2008 as shall be set no later than December 31, 2007 by Ms. Vaczy and the Company’s Chief Executive Officer, which the Chief Executive Officer shall recommend to the Compensation Committee of the Board of Directors for their vote thereon; and (c) as may be approved from time to time.

Ms. Vaczy is also entitled to payment or reimbursement of certain expenses (including a car allowance equal to $1,000 per month) incurred by her in connection with the performance of her duties and obligations under the letter agreement, and to participate in any incentive and employee benefit plans or programs which may be offered by the Company and in all other plans in which the Company executives participate.

On January 9, 2008, the Company entered into a letter agreement with Ms. Vaczy, pursuant to which Ms. Vaczy’s employment agreement dated as of January 26, 2007 was amended to provide that, in response to the Company’s efforts to conserve cash, Ms. Vaczy would be paid $11,250 of her 2008 salary in shares of the Company’s Common Stock. Accordingly, Ms. Vaczy was issued 3,729 shares of the Company’s Common Stock pursuant to the Company’s 2003 EPP which was based on a price per share of $1.70, the closing price of the Common Stock on the date of approval by the Compensation Committee of the Board of Directors. The cash component of her salary for 2008 will be $161,250.

POST EMPLOYMENT PAYMENTS

Robin L. Smith

Per Dr. Smith’s January 26, 2007 letter agreement with the Company, upon termination of Dr. Smith’s employment by the Company without cause or by Dr. Smith with good reason, the Company was to pay to Dr. Smith her base salary at the time of termination for the two year period following such termination. Dr. Smith’s September 27, 2007 letter agreement provides that such payment of severance can be made instead in 12 equal monthly installments beginning the date of termination. In addition, per Dr. Smith’s May 26, 2006 employment agreement, upon termination of Dr. Smith’s employment by the Company without cause or by Dr. Smith for good reason, Dr. Smith is entitled to: (i) a pro-rata bonus based on the annual bonus received for the prior year; (ii) COBRA payments for a one year period; and (iii) have all vested options, as well as all options which would have vested during the 12 month period following the date of termination, become fully vested and remain exercisable for a maximum of 48 months (but in no event longer than the original term of exercise). Upon termination of Dr. Smith’s employment by the Company for cause or by Dr. Smith without good reason, Dr. Smith is entitled to: (i) the payment of all amounts due for services rendered under the agreement up until the termination date; and (ii) have all vested options remain exercisable for a period of ninety days (all stock options which have not vested shall be forfeited). Upon termination for death or disability, Dr. Smith (or her estate) is entitled to: (i) the payment of all amounts due for services rendered under the agreement until the termination date; (ii) family COBRA payments for the applicable term; and (ii) have all vested options, as well as all options which would have vested during the 12 month period following the date of termination, become fully vested and remain exercisable for a maximum of 48 months (but in no event longer than the original term of exercise).

Upon a change in control of the Company, per Dr. Smith’s May 26, 2006 employment agreement, Dr. Smith is entitled to: (i) the payment of base salary for one year; (ii) a pro-rata bonus based on the annual bonus received for the prior year; (iii) COBRA payments for a one year period; and (iv) have all vested options, as well as all options which would have vested during the 12 month period following the date of termination, become fully vested and remain exercisable for a maximum of 48 months (but in no event longer than the original term of exercise).

Mark Weinreb

Pursuant to the amendments to Mr. Weinreb’s employment agreement in August 2005, in the event of termination of Mr. Weinreb’s employment by the Company without cause (except for certain instances of disability), Mr. Weinreb was entitled to receive a lump sum payment equal to his then base salary and automobile allowance of $1,000 per month for a period of one year, and to be reimbursed for disability insurance for Mr. Weinreb and for medical and dental insurance for Mr. Weinreb and his family for the remainder of the term (through December 31, 2008). Per Mr. Weinreb’s January 26, 2007 letter agreement with the Company, in the event of termination of his employment, severance will instead be paid in equal installments over a 12 month period in accordance with the payroll policies and practices of the Company. The January 2007 agreement was to be in effect until the Company achieved certain adult stem cell collection, revenue or financing milestones, or until the Compensation Committee of the Board of Directors determined to terminate the agreement. This supplemental agreement terminated in August 2007 by its terms. Mr. Weinreb’s original employment agreement provides that in the event of certain instances of disability, Mr. Weinreb is entitled to receive his base salary for three months followed by half his base salary for another three months. Mr. Weinreb’s original employment agreement also provides that in the event of termination by the Company without cause, by Mr. Weinreb other than for good reason, or upon the expiration of the term, Mr. Weinreb will be bound by certain non-competition provisions for a period of one year following such termination or expiration.

Per Mr. Weinreb’s September 28, 2007 letter agreement, Mr. Weinreb's employment agreement dated as of February 6, 2005 and amended as of August 12, 2005 and June 1, 2006 (together, the "Agreement") (such Agreement being supplemented as of January 26, 2007, the effectiveness of which supplement has expired by its terms), was further amended to provide that: (a) in the event of termination of employment, any severance to which Mr. Weinreb is entitled under the Agreement shall equal the lesser of one year of his base salary or his base salary payable for the remainder of the term, in each case paid out over a 12 month period in accordance with the payroll policies and practices of the Company; and (b) any unused vacation to which Mr. Weinreb is entitled under the Agreement in any calendar year shall be forfeited without compensation. Other than as set forth therein, Mr. Weinreb's Agreement remains in full force and effect.

Catherine M. Vaczy

Pursuant to Ms. Vaczy’s amended employment agreement dated January 26, 2007, in the event Ms. Vaczy’s employment is terminated prior to the end of the term (December 31, 2008), for any reason, earned but unpaid cash compensation and unreimbursed expenses due as of the date of such termination will be payable in full. In addition, in the event Ms. Vaczy’s employment is terminated prior to the end of the term for any reason other than by the Company with cause or Ms. Vaczy without good reason, Ms. Vaczy or her executor of her last will or the duly authorized administrator of her estate, as applicable, will be entitled to receive severance payments equal to $187,500 in the event the employment termination date is during 2007 and $215,700 in the event the employment termination date is during 2008 (such amounts based upon the amount of base salary to which Ms. Vaczy would have been entitled pursuant to the terms of her original employment agreement), paid in accordance with the Company’s standard payroll practices for executives. In no event will such payments exceed the remaining salary payments in the term. In the event her employment is terminated prior to the end of the term by the Company without cause or by Ms. Vaczy for good reason, all options granted by the Company will immediately vest and become exercisable in accordance with their terms. No other payments shall be made, nor benefits provided, by the Company in connection with the termination of employment prior to the end of the term, except as otherwise required by law. No severance payments will be payable without Ms. Vaczy first providing the Company with a release in customary form.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table* sets forth information on option and stock awards outstanding at December 31, 2007 for the Named Executive Officers.

	Option Awards**						Stock Awards**
Name	Number of Securities Underlying Unexercised Options # Exercisable		Number of Securities Underlying Unexercised Options # Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not vested		Market Value of Shares or Units of Stock that have not vested
Dr. Robin L. Smith	10,000	(1)(33)			$5.30	June 1, 2016	15,000	(2)	$	20,100	(2)
	10,000	(1)(33)			$8.00	June 1, 2016	—			—
	10,000	(1)(33)			$10.00	June 1, 2016	—			—
	12,000	(3)(33)			$16.00	June 1, 2016	—			—
			12,000	(4)(33)	$25.00	June 1, 2016	—			—
	10,000	(5)			$6.00	Dec. 4, 2016	—			—
	5,000	(6)			$6.00	Dec. 4, 2016	—			—
	55,000	(7)			$5.00	Jan. 17, 2017
	150,000	(8)			$4.95	Sept. 26, 2017
			100,000	(9)	$4.95	Sept. 26, 2017
Mark Weinreb	25,000	(10)(33)			$3.00	Feb. 5, 2013	40,000	(11)	$	53,600	(11)
	500	(12)			$10.00	Sept. 13, 2014	—			—
	40,000	(13)(33)			$6.00	July 19, 2015	—			—
			15,000	(14)	$5.30	June 1, 2016	—			—
	5,000	(15)			$6.00	Dec. 4, 2016	—			—
	10,000	(16)			$6.00	Dec. 4, 2016	—			—
			10,000	(17)	$6.00	Dec. 4, 2016	—			—
			5,000	(18)	$6.00	Dec. 4, 2016	—			—
	10,000	(19)			$4.95	Sept. 26, 2017
	30,000	(20)			$4.95	Sept. 26, 2017
			10,000	(21)	$4.95	Sept. 26, 2017
Catherine M. Vaczy	1,500	(22)			$10.00	Apr. 19, 2015	22,500	(23)	$	30,150	(23)
	7,500	(24)(33)			$6.00	July 19, 2015	—			—
	2,000	(25)(33)			$6.00	Dec. 21, 2015	—			—
			10,000	(26)	$5.30	June 1, 2016	—			—
	5,000	(27)			$6.00	Dec. 4, 2016	—			—
	10,000	(28)			$6.00	Dec. 4, 2016	—			—
	15,000	(29)			$4.95	Sept. 26, 2017
	10,000	(30)			$4.95	Sept. 26, 2017
			10,000	(31)	$4.95	Sept. 26, 2017
			12,000	(32)	$1.70	Dec. 18, 2017

*
All numbers in this table and footnotes thereto have been adjusted (as appropriate) to reflect the one-for-ten reverse stock split effective as of August 31, 2006 and the one-for-ten reverse stock split effective as of August 9, 2007.

**	All option and stock awards were made under and are governed by the terms of the Company’s 2003 Equity Participation Plan.

(1)	These options were granted to Dr. Smith pursuant to the terms of her employment agreement dated as of May 26, 2006 and vested in their entirety on June 2, 2006.

(2)
On September 27, 2007, Dr. Smith was granted a stock award of 30,000 shares of Common Stock pursuant to an action of the Compensation Committee of the Board of Directors, in her capacity as a member of the Board of Directors. One-half of these shares (15,000) vested immediately on the date of grant and the remaining one-half will vest on the first anniversary of the date of grant. Market value is based on $1.34, the closing price of the common stock on the American Stock Exchange on December 31, 2007.

(3)	This option was granted to Dr. Smith pursuant to the terms of her employment agreement dated as of May 26, 2006 and vested on June 2, 2007.

(4)	This option was granted to Dr. Smith pursuant to the terms of her employment agreement dated as of May 26, 2006 and is scheduled to vest on June 2, 2008.

(5)	These options were granted to Dr. Smith by the Compensation Committee of the Board of Directors (the “Compensation Committee”) on December 5, 2006 and vested in their entirety upon grant.

(6)	This option granted to Dr. Smith vested on August 9, 2007 upon the Company’s common stock being listed for trading on the American Stock Exchange.

(7)
This option was granted to Dr. Smith in connection with her entering into an amendment to her employment agreement on January 26, 2007, and vested as to (i) 25,000 shares upon the first closings in the Company’s January 2007 private placement, (ii) 15,000 shares on June 30, 2007 and 15,000 shares on December 31, 2007.

(8)	This option was granted to Dr. Smith by the Compensation Committee on September 27, 2007 and was vested in its entirety on the date of grant.

(9)	This option was granted to Dr. Smith by the Compensation Committee on September 27, 2007 and is scheduled to vest upon the achievement of a business milestone.

(10)	This option was granted to Mr. Weinreb pursuant to the terms of his employment agreement dated as of February 6, 2003 and vested in its entirety on the date of grant.

(11)
On September 27, 2007, Mr. Weinreb was granted a stock award of 40,000 shares of Common Stock pursuant to an action of the Compensation Committee of the Board of Directors, 30,000 of which were granted in his capacity as a member of the Board of Directors. One-half of the total shares granted (20,000) vested on April 1, 2008 and the remaining one-half will vest on the first anniversary of the date of grant. Market value is based on $1.34, the closing price of the common stock on the American Stock Exchange on December 31, 2007.

(12)	This option was granted to Mr. Weinreb by the Board of Directors on September 14, 2004 and vested in its entirety on the date of grant.

(13)
This option was granted to Mr. Weinreb by the Board of Directors and approved by the shareholders on July 20, 2005. The option originally was scheduled to vest as to 20,000 shares on July 20, 2005; as to an additional 10,000 shares on July 20, 2006 and as to the remaining 10,000 shares on July 20, 2007. As a condition of the closing of the June 2006 private placement, Mr. Weinreb entered into a letter agreement with the Company pursuant to which he agreed to convert $121,532 in accrued salary into shares of common stock at a per share price equal to $4.40 (the price of the shares being sold in the June 2006 private placement) and further agreed to a reduction in his base salary by 25% until the achievement by the Company of certain milestones, in partial consideration for which the vesting of this option was accelerated such that it became fully vested as of June 2, 2006, the date of the closing of the June 2006 private placement. This was not considered a material change in the terms of such option and accordingly the fair value was not adjusted.

(14)
This option was granted to Mr. Weinreb pursuant to the letter agreement described in footnote 13, above, and is scheduled to vest as to 33% of the shares upon the Company reaching $1,000,000 in cumulative revenues; as to an additional 33% of the shares upon the Company reaching $2,000,000 in cumulative revenues; and as to the remaining 34% upon the Company reaching $3,000,000 in cumulative revenues.

(15)
These options were granted to Mr. Weinreb by the Compensation Committee of the Board of Directors on December 5, 2006 and vested in their entirety on December 15, 2006, the date the Company entered into a collection agreement with Hemacare Corporation.

(16)
This option was granted to Mr. Weinreb by the Compensation Committee on December 5, 2006 and was originally scheduled to vest based upon stem cell collections commencing by a New York or California Company owned facility. In connection with the January 2007 private placement, the Company was informed by the placement agent that it was advisable for the executive officers of the Company to make continued salary concessions and/or agree to an extension of their employment term. On January 26, 2007, Mr. Weinreb therefore entered into a letter agreement with the Company pursuant to which, among other things, he agreed to a reduction in his salary by 20% from that to which he would otherwise be entitled under his employment agreement. In consideration for this salary concession, the Compensation Committee agreed, among other things, to the acceleration of the vesting of these options.

(17)
This option was granted to Mr. Weinreb by the Compensation Committee on December 5, 2006 and was scheduled to vest upon the achievement of a business milestone by December 31, 2007. This vesting condition was not met.

(18)
This option was granted to Mr. Weinreb by the Compensation Committee on December 5, 2006 and vests upon the Company achieving a specified number of adult stem cell collections through new selling programs.

(19)	This option was granted to Mr. Weinreb by the Compensation Committee on September 27, 2007 and was vested in its entirety on the date of grant.

(20)
This option was granted to Mr. Weinreb by the Compensation Committee on September 27, 2007 and vested as to 15,000 shares on October 2, 2007 and 15,000 shares on October 12, 2007, respectively, upon the achievement of certain business milestones.

(21)	This option was granted to Mr. Weinreb by the Compensation Committee on September 27, 2007 and is scheduled to vest upon the achievement of a business milestone.

(22)
This option was granted to Ms. Vaczy pursuant to the terms of her employment agreement dated April 20, 2005 and was originally scheduled to vest as to 500 shares on April 20, 2006; as to an additional 500 shares on April 20, 2007 and as to the remaining 500 shares on April 20, 2008. As a condition of the closing of the June 2006 private placement, Ms. Vaczy entered into a letter agreement with the Company pursuant to which she agreed to convert $44,711 in accrued salary into shares of common stock at a per share price equal to $4.40 (the price of the shares being sold in the June 2006 private placement) and further agreed to a reduction in her base salary by 25% until the achievement by the Company of certain milestones, in partial consideration for which the vesting of this option was accelerated such that it became fully vested as of June 2, 2006, the date of the closing of the June 2006 private placement. This was not considered a material change in the terms of such option and accordingly the fair value was not adjusted.

(23)
On September 27, 2007, Ms. Vaczy was granted a stock award of 45,000 shares of Common Stock pursuant to an action of the Compensation Committee of the Board of Directors, 30,000 of which were granted in her capacity as Secretary of the Board of Directors. One-half of the total shares granted (22,500) vested immediately on the date of grant and the remaining one-half will vest on the first anniversary of the date of grant. Market value is based on $1.34, the closing price of the common stock on the American Stock Exchange on December 31, 2007.

(24)
This option was granted to Ms. Vaczy by the Board of Directors and approved by the shareholders on July 20, 2005. The option originally was scheduled to vest as to 3,750 shares on July 20, 2006 and as to the remaining 3,750 shares on July 20, 2007. In partial consideration for Ms. Vaczy entering into the letter agreement described in footnote 22, above, the vesting of this option was accelerated such that it became fully vested as of June 2, 2006, the date of the closing of the June 2006 private placement. This was not considered a material change in the terms of such option and accordingly the fair value was not adjusted.

(25)	This option was granted to Ms. Vaczy by the Board of Directors on December 22, 2005 and was vested in its entirety on the date of grant.

(26)
This option was granted to Ms. Vaczy pursuant to the letter agreement described in footnote 22, above, and is scheduled to vest as to 33% of the shares upon the Company reaching $1,000,000 in cumulative revenues; as to an additional 33% of the shares upon the Company reaching $2,000,000 in cumulative revenues; and as to the remaining 34% upon the Company reaching $3,000,000 in cumulative revenues.

(27)	This option was granted to Ms. Vaczy by the Compensation Committee on December 5, 2006, and vested in its entirety upon the closing of the Company’s August 2007 public offering.

(28)
This option was granted to Ms. Vaczy by the Compensation Committee on December 5, 2006 and vested in its entirety on April 25, 2007 upon a registration statement filed with the SEC by the Company being declared effective.

(29)	This option was granted to Ms. Vaczy by the Compensation Committee on September 27, 2007 and was vested in its entirety on the date of grant.

(30)	This option was granted to Ms. Vaczy by the Compensation Committee on September 27, 2007 and vested in its entirety on November 13, 2007 upon the achievement of a specific business milestone.

(31)	This option was granted to Ms. Vaczy by the Compensation Committee on September 27, 2007 and is scheduled to vest upon the achievement of a business milestone.

(32)	This option was granted to Ms. Vaczy by the Compensation Committee on December 19, 2007 and vested in its entirety on January 1, 2008.

(33)
This option provides for the grant of an additional option upon exercise of the original option when the exercise price is paid with shares in the individual’s possession or to which they are entitled.

DIRECTOR COMPENSATION

The following table* sets forth information on all compensation to our directors for the year ended December 31, 2007.

Name	Year	Fees Earned or Paid in Cash	Stock Awards(1)		Option Awards(1)	All Other Compensation	Total
Richard Berman	2007	—	$340,837	(2)	—	—	$340,837
Steven Myers	2007	—	$145,670	(3)	—	—	$145,670
Joseph Zuckerman, MD	2007	—	$99,002	(4)	—	—	$99,002

*
All numbers in this table and footnotes thereto have been adjusted (as appropriate) to reflect the one-for-ten reverse stock split effective as of August 31, 2006 and the one-for-ten reverse stock split effective as of August 9, 2007.

(1)
Amounts shown are the amounts recognized for financial statement reporting purposes during 2007 in accordance with FAS 123(R) (as discussed below). Effective January 1, 2006, the Company’s 2003 Equity Participation Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies. In adopting FAS 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS 123(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123. The general assumptions made in calculating the fair value of options are set forth in Note 8 of the Company’s notes to its audited consolidated financial statements included elsewhere in this report.

(2)
On September 27, 2007, Mr. Berman was awarded a stock grant of 30,000 shares of common stock, in his capacity as a member of the Board of Directors. He was also awarded a stock grant of 45,000 shares of common stock, in his capacity as Chairman of the Audit, Compensation and Nominating Committees of the Board of Directors. One-half of the total of such shares granted (37,500) vested on the date of grant; the remaining one-half will vest on the first anniversary of the date of grant. On November 15, 2006,  Mr. Berman was awarded a stock grant of 40,000 shares of common stock, in connection with his appointment as a member of the Board of Directors, Chairman of the Audit Committee and Chairman of the Compensation Committee. This stock grant vests as follows: 13,333 shares on November 15, 2006, 13,333 shares on November 15, 2007 and 13,334 on November 15, 2008. As of December 31, 2007, Mr. Berman had a total of 115,000 shares of stock awards outstanding, of which 50,834 shares of common stock remained unvested. Mr. Berman had no option awards outstanding at December 31, 2007.

(3)
On September 27, 2007, Mr. Myers was awarded a stock grant of 30,000 shares of common stock, in his capacity as a member of the Board of Directors. One-half of the total of such shares granted (15,000) vested on the date of grant; the remaining one-half will vest on the first anniversary of the date of grant.          On November 16, 2006, Mr. Myers was awarded a stock grant of 20,000 shares of common stock, in connection with his appointment as a member of the Board of Directors. This stock grant vests as follows: 6,667 shares on November 16, 2006, 6,667 shares on November 16, 2007 and 6,666 on November 16, 2008. As of December 31, 2007, Mr. Myers had a total of 50,000 shares of stock awards outstanding, of which 21,666 shares of common stock remained unvested. Mr. Myers had no option awards outstanding at December 31, 2007.

(4)
On September 27, 2007, Dr. Zuckerman was awarded a stock grant of 30,000 shares of common stock, in his capacity as a member of the Board of Directors. One-half of the total of such shares granted (15,000) vested on the date of grant; the remaining one-half will vest on the first anniversary of the date of grant. As of December 31, 2007, Dr. Zuckerman had a total of 30,000 shares of stock awards outstanding, of which 15,000 shares of common stock remained unvested. Dr. Zuckerman was not awarded any options in 2007. He was previously awarded options to purchase 21,500 shares of common stock with exercise prices ranging from $6.00 to $15.00 per share, vesting between January 20, 2004 and July 20, 2007, with termination dates ranging from January 18, 2014 to August 29, 2016. 5,000 of such shares were scheduled to vest on July 20, 2006 as to 2,500 and July 20, 2007 as to 2,500; the vesting of such options was accelerated such that they became fully vested as of June 2, 2006, the date of the closing of the June 2006 private placement. At December 31, 2007 all 21,500 common stock options were unexercised and outstanding.

GENERAL INFORMATION ON DIRECTOR COMPENSATION

Directors who are employees of the Company do not receive additional cash compensation for serving as directors. Independent (non-employee) directors of the Company are reimbursed for out-of-pocket travel expenses incurred in their capacity as directors of the Company. Pursuant to the Company’s 2003 Equity Participation Plan, independent directors also received upon joining the Board an option to purchase 20,000 shares that vested and became exercisable as to 5,000 shares on each of the date of grant and the first, second and third anniversaries of the date of grant at an exercise price equal to the fair market value of the common stock on the date of grant. This arrangement was approved by the Company’s stockholders in August 2006. In October 2006, the Board amended the 2003 Equity Participation Plan to remove the provision relating to automatic grants of options to non-employee directors to provide greater flexibility as the Company grows. The Company’s then only current independent director, Joseph Zuckerman, received options to purchase 4,000 shares of the Company’s common stock pursuant to the standard arrangement existing prior to the August 2006 arrangement. In addition, in July 2005 the shareholders approved a grant to Dr. Zuckerman of an option to purchase 15,000 shares of the Company’s common stock at $6.00 per share (which was greater than the market price on the date the Board approved the grant), with respect to which the option to purchase 10,000 shares vested immediately upon the date of grant and 2,500 shares were scheduled to vest on each of the first and second anniversaries of the date of grant. In connection with the June 2006 financing, the vesting of this option was accelerated such that it became vested in its entirety on June 2, 2006. On August 29, 2006, the Board approved the grant to Dr. Zuckerman of an option to purchase 2,500 shares of the Company’s common stock at $6.00 per share (the market price on the date the Board approved the grant) which vested immediately.

Upon appointment as directors on November 15, 2006 and November 16, 2006, respectively, Mr. Berman and Mr. Myers were each granted 20,000 shares of common stock of the Company, pursuant to the Company’s 2003 Equity Participation Plan. Mr. Berman was also granted 20,000 shares for his appointment as Chairman of the Audit Committee and the Compensation Committee of the Board of Directors, pursuant to the 2003 Equity Participation Plan. One-third of the shares of common stock granted vested upon the date of grant, and the remainder will vest in two equal annual installments beginning one year from the date of grant.

On September 27, 2007, each director of the Company (including employee directors) received a grant of 30,000 shares of common stock of the Company, pursuant to the Company’s 2003 Equity Participation Plan. Mr. Berman received an additional grant of 45,000 shares of common stock in his capacity as Chairman of the Audit Committee, Compensation Committee and Nominating Committee of the Board of Directors, pursuant to the 2003 Equity Participation Plan. One-half of the shares of common stock vested either on the date of grant or approximately six months from the date of grant, and the remaining one-half will vest on the first anniversary of the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as to the number of shares of the Company’s common stock beneficially owned, as of April 29, 2008 by (i) each person known to the Company to be the beneficial owner of more than five percent of the outstanding common stock, (ii) each current executive officer and director and (iii) all current executive officers and directors of the Company as a group. All shares are owned both beneficially and of record unless otherwise indicated. Unless otherwise indicated, the address of each beneficial owner is c/o NeoStem, Inc., 420 Lexington Avenue, Suite 450, New York, New York 10170.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person possesses sole or shared voting or investment power. Except as otherwise indicated by footnote, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. In calculating the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are exercisable as of April 29, 2008 or will become exercisable within 60 days thereafter (collectively, “currently exercisable” options or warrants), are deemed outstanding, while such shares are not deemed outstanding for purposes of calculating percentage ownership of any other person. As of April 29, 2008, there were 5,079,181 shares of common stock outstanding.

Number and Percentage of Shares of Common Stock Owned*

Name and Address of Beneficial Holder	Number of Shares Beneficially Owned		Percentage of Common Stock Beneficially Owned
Dr. Robin L. Smith Chief Executive Officer and Chairman of the Board	494,781	(1)	9.12%
Mark Weinreb President and Director	232,423	(2)	4.45%
Catherine M. Vaczy Vice President and General Counsel	214,585	(3)	4.16%
Larry A. May Vice President and Chief Financial Officer	57,304	(4)	1.12%
Renee F. Cohen Vice President Operations and Corporate Strategy	41,000	(5)	0.81%
Dr. Joseph Zuckerman Director	82,844	(6)	1.62%
Richard Berman Director	167,092	(7)	3.27%
Steven S. Myers Director	96,355	(8)	2.68%
UTEK Corporation 2109 East Palm Avenue Tampa, FL 33605	412,000	(9)	8.11%
Southpoint Capital Advisors, LP Southpoint GP, LP Southpoint Capital Advisors, LLC Southpoint GP, LLC Robert W. Butts John S. Clark II 623 Fifth Avenue, Suite 2601 New York, NY 10022	375,000	(10)	7.2%
Paradigm Capital Management, Inc. Nine Elk Street Albany, NY 12207	532,500	(11)	10.13%
All Directors and Officers as a group (eight persons)	1,427,112	(12)	24.60%

*	All numbers in this table and footnotes thereto have been adjusted (as appropriate) to reflect the one-for-ten reverse stock split effective August 9, 2007.

(1)	Includes currently exercisable options to purchase 314,000 shares of common stock and currently exercisable warrants to purchase an aggregate of 33,645 shares of common stock.

(2)	Includes currently exercisable options to purchase 145,500 shares of common stock.

(3)	Includes currently exercisable options to purchase 73,000 shares of common stock and currently exercisable warrants to purchase 4,084 shares of common stock.

(4)	Includes currently exercisable options to purchase 30,500 shares of common stock and also includes 51 shares of common stock owned directly by Mr. May’s wife.

(5)	Includes currently exercisable options to purchase 10,000 shares of common stock.

(6)	Includes currently exercisable options to purchase 39,500 shares of common stock and currently exercisable warrants to purchase 2,084 shares of common stock.

(7)	Includes currently exercisable options to purchase 18,000 shares of common stock and currently exercisable warrants to purchase 11,364 shares of common stock.

(8)	Includes currently exercisable options to purchase 18,000 shares of common stock and currently exercisable warrants to purchase 22,728 shares of common stock.

(9)
This information was obtained from a Schedule 13G filed with the Securities and Exchange Commission on February 13, 2008 by UTEK Corporation. See “Business - Research and Development; Therapeutics Marketplace - Acquisition of VSEL Technology” and “Business - Financing Activities - 2007 Financing Activities” for further information about these shares.

(10)
This information was obtained from a Schedule 13G filed with the Securities and Exchange Commission on August 21, 2007 by the reporting persons pursuant to a joint filing agreement attached as an exhibit thereto. In the Schedule 13G, the reporting persons stated that the Schedule 13 G was being filed on behalf of: Southpoint Capital Advisors LLC, a Delaware limited liability company (“Southpoint CA LLC”), Southpoint GP, LLC, a Delaware limited liability company (“Southpoint GP LLC”), Southpoint Capital Advisors LP, a Delaware limited partnership (“Southpoint Advisors”), Southpoint GP, LP, a Delaware limited partnership (“Southpoint GP”), Robert W. Butts and John S. Clark II. Southpoint CA LLC is the general partner of Southpoint Advisors. Southpoint GP LLC is the general partner of Southpoint GP. Southpoint GP is the general partner of Southpoint Fund LP, a Delaware limited partnership (the “Fund”), Southpoint Qualified Fund LP, a Delaware limited partnership (the “Qualified Fund”), and Southpoint Master Fund, LP, a Cayman Islands exempted limited partnership (the “Master Fund”). Southpoint Offshore Fund, Ltd., a Cayman Island exempted company (the “Offshore Fund”), is also a general partner of the Master Fund. The reporting persons further stated that the Schedule 13G related to shares of Common Stock of the Company purchased by the Fund, the Qualified Fund and the Master Fund. The reporting persons further stated that their beneficial ownership was as follows: Southpoint CA LLC, Southpoint GP LLC, Southpoint GP, Southpoint Advisors, Robert W. Butts and John S. Clark II may be deemed the beneficial owners of 375,000 shares of Common Stock, 250,000 of which are shares of Common Stock and 125,000 are shares of Common Stock issuable upon conversion of warrants. Southpoint CA LLC, Southpoint GP LLC, Southpoint GP, Southpoint Advisors, Robert W. Butts and John S. Clark II have the sole power to vote and dispose of the 375,000 shares of Common Stock beneficially owned.

(11)	This information was obtained from Paradigm Capital Management, Inc. Includes currently exercisable Class A Warrants to purchase 177,500 shares of Common Stock.

(12)	Includes currently exercisable options and warrants to purchase an aggregate of 722,405 shares of common stock.

EQUITY COMPENSATION PLAN INFORMATION

See “Item 5 of Part II - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for Equity Compensation Plan Information.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 20, 2006, Mr. Robert Aholt, Jr. tendered his resignation as Chief Operating Officer of the Company. In connection therewith, on March 31, 2006, the Company and Mr. Aholt entered into a Settlement Agreement and General Release. Pursuant to the settlement agreement, the Company agreed to pay to Mr. Aholt the aggregate sum of $250,000 (less applicable Federal and California state and local withholdings and payroll deductions), payable over a period of two years in biweekly installments of $4,808 commencing on April 7, 2006, except that the first payment was in the amount of $9,615. In July 2006, this agreement was amended to provide for semi-monthly payments of $10,417 for the remaining 21 months. In the event the Company breaches its payment obligations under the Settlement Agreement and such breach remains uncured, the full balance owed shall become due. The Company and Mr. Aholt each provided certain general releases. Mr. Aholt also agrees to continue to be bound by his obligations not to compete with the Company and to maintain the confidentiality of Company proprietary information. The payments under this agreement were completed in March 2008.

On January 19, 2006, the Company consummated the acquisition of the assets of NS California. Larry May, the Company’s Chief Financial Officer, was the Chief Executive Officer of NS California at the time of the transaction. The purchase price for NS California’s assets, in addition to the assumption of certain liabilities, included 50,000 shares of the Company’s common stock, of which Mr. May received a pro rata distribution of 1,438 shares in exchange for his shares of NS California preferred stock, and 962 shares of Company common stock as consideration for existing debt owed by NS California to Mr. May. Of the stock consideration paid to NS California, 60% (or 30,000 shares) has been retained in escrow for a period of one (1) year from the date of the agreement, subject to certain indemnification claims and setoffs. Provided that no claims are made against the escrowed shares, Mr. May will be entitled to receive up to 3,506 shares of Company common stock in escrow in exchange for his shares of NS California common stock. Due to a delay in 2006 in obtaining the biologics license for the California facility, pursuant to the acquisition agreement, in May 2006 the Company demanded the return of 10,000 shares of the Company’s common stock from NS California. Accordingly, Mr. May’s proportionate interest in the shares of common stock to be distributed to him has been reduced. In addition, upon the acquisition, Mr. May entered into a three year employment agreement with the Company. See “Executive Compensation-Employment Agreements.”

Pursuant to the securities purchase agreement in the June 2006 private placement, on June 2, 2006, Dr. Robin L. Smith was appointed Chief Executive Officer and Chairman of the Board of the Company. See “Executive Compensation-Employment Agreements.” In September 2005, Dr. Smith had entered into an advisory agreement with the Company pursuant to which Dr. Smith agreed to become Chairman of the Company’s advisory board. Under the terms of the advisory agreement, Dr. Smith was required to provide various business and scientific advice to the Company for a period of one year in consideration for which she received 5,000 shares of common stock and warrants to purchase 2,400 shares of common stock. The warrants are exercisable at $8.00 per share, the closing price of the common stock on the date of grant, and were scheduled to vest as to 200 shares per month during the term of the agreement. Dr. Smith received registration rights for such shares of common stock and common stock underlying warrants. In January 2006, the Company and Dr. Smith entered into a supplement to the advisory agreement to set forth certain supplemental understandings with respect to a potential financing transaction. Under the supplement to the advisory agreement, Dr. Smith agreed that through April 30, 2006 (as such date was later extended) Dr. Smith would provide additional business and financial advisory services beyond those set forth in the original agreement. In return, Dr. Smith would receive upon the closing of a financing (i) 2,000 shares of common stock and a cash payment in the amount of $25,000 if the gross proceeds of the financing are at least $500,000; (ii) 4,000 shares of common stock and a cash payment in the amount of $50,000 if the gross proceeds of the financing are at least $1,000,000; (iii) 8,000 shares of common stock and a cash payment in the amount of $100,000 if the gross proceeds of the financing are at least $2,000,000; (iv) 10,000 shares of common stock and a cash payment in the amount of $150,000 if the gross proceeds of the financing are at least $3,000,000; (v) 12,000 shares of common stock and a cash payment of $175,000 if the gross proceeds of the financing are at least $3,500,000; and (vi) 16,000 shares of common stock and a cash payment in the amount of $200,000 if the gross proceeds of the financing are at least $4,000,000. Dr. Smith was also entitled to receive a cash payment of $3,000 for each of January, February and March 2006. The advisory agreement was terminated in connection with Dr. Smith’s employment as Chief Executive Officer and Chairman of the Board in June 2006.

In the June 2006 private placement, Dr. Smith also purchased for aggregate consideration of $22,000, units consisting of 5,000 shares of common stock and five-year warrants to purchase 2,500 shares of common stock at a per share purchase price of $8.00. In December 2005, Dr. Smith purchased from the Company in the Westpark private placement, units consisting of a 9% convertible promissory note in the principal amount of $12,500 and three year Warrants to purchase 2,083 shares of Common Stock at a per share purchase price of $12.00. WestPark Capital, Inc. (“WestPark”), the placement agent for this private placement, was issued as compensation for this private placement (i) 5,000 shares of common stock (2,500 shares on December 30, 2005 and 2,500 shares in January 2006); and (ii) Warrants to purchase an aggregate of 8,334 shares of common stock (4,167 on December 30, 2005 and 4,167 in January 2006). WestPark assigned its rights to 1,458 of these warrants to Starobin Partners, Inc., an entity in which Dr. Smith has a 7% interest. Dr. Smith waived her rights to any interest in these warrants.

On August 11, 2006, Dr. Smith accepted the offer from the Company which the Company extended to all holders of promissory notes acquired in the Westpark private placement, pursuant to which (i) the $12,500 promissory note was converted into 2,841 shares of common stock, (ii) the Company issued to her 568 shares of common stock, (iii) the exercise price of the warrants was reduced from $12.00 to $8.00 and (iv) a new warrant was issued to purchase 2,083 shares of common stock at $8.00.

On August 29, 2006, Ms. Vaczy and Dr. Zuckerman each purchased from the then holder a $12,500 promissory note after which Ms. Vaczy and Dr. Zuckerman accepted the offer from the Company which the Company extended to all holders of promissory notes acquired in the Westpark private placement, pursuant to which (i) each of the $12,500 promissory notes was converted into 2,841 shares of common stock, (ii) the Company issued to each of Ms. Vaczy and Dr. Zuckerman 568 shares of common stock, and (iii) a new warrant was issued to each to purchase 2,083 shares of common stock at $8.00.

Prior to his appointment as a director and as part of the Summer 2006 private placement, on August 30, 2006 Mr. Berman entered into a Subscription Agreement with the Company for the purchase of units consisting of 22,727 shares of common stock of the Company at a purchase price of $4.40 per share and warrants to purchase up to 11,364 shares of common stock of the Company at a price per share of $8.00. Such warrants are exercisable immediately and will expire on August 29, 2011.

Prior to his appointment as a director and as part of the June 2006 private placement, Mr. Myers entered into a Subscription Agreement with the Company on June 2, 2006 for the purchase of units consisting of 45,455 shares of common stock of the Company at a purchase price of $4.40 per share and warrants to purchase up to 22,727 shares of common stock of the Company at a price per share of $8.00. Such warrants are exercisable immediately and will expire on June 1, 2011.

In the January 2007 private placement, Dr. Smith purchased 11,000 units for an aggregate consideration of $110,000, each unit comprised of two shares of common stock, one redeemable seven-year warrant to purchase one share of common stock at a purchase price of $8.00 per share and one non-redeemable seven-year warrant to purchase one share of common stock at a purchase price of $8.00 per share.

In the January 2007 private placement, Ms. Vaczy purchased 1,000 units for an aggregate consideration of $10,000, each unit comprised of two shares of common stock, one redeemable seven-year warrant to purchase one share of common stock at a purchase price of $8.00 per share and one non-redeemable seven-year warrant to purchase one share of common stock at a purchase price of $8.00 per share.

In the August 2007 public offering, Dr. Smith purchased 3,300 units for an aggregate consideration of $16,500, each unit comprised of one share of common stock and one-half of a five-year Class A Warrant to purchase one-half a share of common stock at a purchase price of $6.00 per share.

In July and August 2007, the Company borrowed an aggregate of $200,000 through the issuance of short term bridge notes to support operations pending the closing of the Company’s August 2007 public offering. These bridge notes provided that they matured in six months from the date of issuance, subject to the Company’s right to prepay, and bore interest at a rate of 15% per annum. Of the $200,000 so borrowed and notes issued by the Company, Dr. Smith was issued a bridge note for $125,000 and Mr. Berman was issued a bridge note for $50,000. On August 10, 2007, the Board authorized the repayment in full of the bridge notes and all outstanding bridge notes were repaid in full plus an aggregate of accrued interest of $976 on the total $200,000 of bridge notes issued.

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

For information on the Company’s transactions with UTEK Corporation, see “Business - Research and Development; Therapeutics Marketplace - Acquisition of VSEL Technology” and “Business - Financing Activities - 2007 Financing Activities.”

For information on the Company’s transactions with the former beneficial owners of 9.99 % of the Company’s common stock (Duncan Capital Group LLC (“Duncan”), DCI Master LDC and their affiliates), see “Business - 2006 Financing Activities” and “Properties.” In February 2007, Duncan also received 30,000 shares of Common Stock for advisory services.

Director Independence

Our Board consists of Dr. Smith, Dr. Zuckerman, Mr. Berman, Mr. Myers and Mr. Weinreb. The Board has determined that Messrs. Myers and Berman and Dr. Zuckerman are independent applying the definition of independence under the listing standards of the American Stock Exchange and SEC regulations. Dr. Smith and Mr. Weinreb are non-independent. Our Board has an Audit Committee, Compensation Committee and Nominating Committee. Each such Committee is comprised of Mr. Berman (Chairman), Dr. Zuckerman and Mr. Myers, each of whom the Board has determined is independent applying the definition of independence under the listing standards of the American Stock Exchange and SEC regulations.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed or expected to be billed to us by Holtz Rubenstein Reminick LLP, the Company's independent auditors, for professional services rendered for the fiscal years ended December 31, 2007 and December 31, 2006:

Fee Category	Fiscal 2007 Fees	Fiscal 2006 Fees
Audit Fees(1)	$92,000	$85,000
Audit-Related Fees(2)	$103,000	$51,000
Tax Fees(3)	$9,000	$10,000
All Other Fees(4)	$-	$-

Total Fees	$204,000	$146,000

(1) Audit Fees consist of aggregate fees billed or expected to be billed for professional services rendered for the audit of the Company's annual consolidated financial statements included in the Company's Annual Reports on Form 10-K and review of the interim consolidated financial statements included in Quarterly Reports on Forms 10-Q and 10-QSB or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2007 and December 31, 2006, respectively.

(2) Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." Such services include review of Form 8-K, S-1, SB-2 and S-3 filings and research into various accounting issues.

(3) Tax Fees consist of aggregate fees billed or expected to be billed for professional services rendered for tax compliance, tax advice and tax planning. These fees related to preparation of the Company's federal and state income tax returns and other tax compliance activities.

(4) All Other Fees consist of aggregate fees billed for products and services provided by Holtz Rubenstein Reminick LLP, other than those disclosed above.

The Audit Committee is responsible for the appointment, compensation and oversight of the work of the independent auditors and approves in advance any services to be performed by the independent auditors, whether audit-related or not. The Audit Committee reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent auditors. All of the fees shown above were pre-approved by the Audit Committee.

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

(a)(3)           EXHIBITS:

Exhibit	Description	Reference
1(a)	Underwriting Agreement(4)

3(a)	Amended and Restated Certificate of Incorporation dated August 29, 2006(16)	3.1

(b)	Amendment to Amended and Restated Certificate of Incorporation dated August 8, 2007 (26)	3.1

(c)	Amended and Restated By-laws(2)	3.1

(d)	First Amendment to Amended and Restated By-laws(3)	3.2

4(a)	Form of Underwriter’s Warrant dated August 14, 2007 (28)	10.2

(b)	Form of Class A Warrant Agreement and Certificate(4)	4.2

(c)	Restated Warrant Agreement dated August 14, 2007 (28)	10.1

(d)	Form of Promissory Note—September 2002 Offering(5)	4.1

(e)	Form of Promissory Note—February 2003 Offering(5)	4.2

(f)	Form of Promissory Note—March 2003 Offering(5)	4.3

(g)	Specimen Certificate for Common Stock (26)	4.1

10(a)	Employment Agreement dated as of February 6, 2003 by and between Corniche Group Incorporated and Mark Weinreb* (6)	99.2

(b)	Stock Option Agreement dated as of February 6, 2003 between Corniche Group Incorporated and Mark Weinreb* (6)	99.3

(c)	Form of Stock Option Agreement* (5)	10.2

(d)	Employment Agreement dated as of September 13, 2004 between Phase III Medical, Inc. and Robert Aholt, Jr.(7)	10.3

(e)	Letter Agreement dated as of August 12, 2004 by and between Phase III Medical, Inc. and Dr. Wayne A. Marasco(7)	10.6

(f)	Board of Directors Agreement by and between Phase III Medical, Inc. and Joseph Zuckerman* (7)	10.8

(g)	Stock Purchase Agreement, dated April 20, 2005, between Phase III Medical, Inc. and Catherine M. Vaczy(1)	10.1

(h)	Promissory Note made by the Company in favor of Catherine M. Vaczy(1)	10.2

(i)	Letter Agreement, dated April 20, 2005, between Phase III Medical, Inc. and Catherine M. Vaczy* (1)	10.3

(j)	Stock Option Agreement dated April 20, 2005, between Phase III Medical, Inc. and Catherine M. Vaczy* (1)	10.4

(k)	Amendment dated July 18, 2005 to Stock Purchase Agreement with Catherine M. Vaczy dated April 20, 2005* (2)	10.1

(l)	Amendment dated July 20, 2005 to Employment Agreement with Mark Weinreb dated February 6, 2003* (2)	10.2

(m)	Amendment dated July 20, 2005 to Employment Agreement with Wayne A. Marasco dated August 12, 2004(2)	10.3

(n)	Amendment dated July 20, 2005 to Employment Agreement with Robert Aholt dated September 13, 2004(2)	10.4

(o)	Form of Option Agreement dated July 20, 2005* (2)	10.5

(p)	Form of Promissory Note Extension(2)	10.6

(q)	Letter Agreement dated August 12, 2005 with Catherine M. Vaczy* (2)	10.7

(r)	Restricted Stock Agreement with Mark Weinreb* (8)	10.8

(s)	Asset Purchase Agreement dated December 6, 2005 by and among Phase III Medical, Inc., Phase III Medical Holding Company, and NeoStem, Inc.(9)	99.1

(t)	Letter Agreement dated December 22, 2005 between Phase III Medical, Inc. and Catherine M. Vaczy* (10)	10(y)

(u)	Form of Convertible Promissory Note(11)	10.1

(v)	Form of Warrant(11)	99.1

(w)	Employment Agreement between the Company and Larry A. May dated January 19, 2006* (12)	10.1

(x)	Employment Agreement between the Company and Denis O. Rodgerson dated January 19, 2006(12)	10.2

(y)	Letter Agreement dated January 30, 2006 between Phase III Medical, Inc. and Catherine M. Vaczy* (10)	10(cc)

(z)	Settlement Agreement and General Release dated March 31, 2006 between Phase III Medical, Inc. and Robert Aholt, Jr.(10)	10(dd)

(aa)	Advisory Agreement dated May 2006 between Phase III Medical, Inc. and Duncan Capital Group LLC(13)	10(ee)

(bb)	Securities Purchase Agreement, dated June 2, 2006, between Phase III Medical, Inc. and certain investors listed therein(14)	10.1

(cc)	Registration Rights Agreement, dated June 2, 2006, between Phase III Medical, Inc. and certain investors listed therein(14)	10.2

(dd)	Form of Warrant to Purchase Shares of Common Stock of Phase III Medical, Inc(14)	10.3

(ee)	Employment Agreement between Phase III Medical, Inc. and Dr. Robin L. Smith, dated May 26, 2006* (14)	10.4

(ff)	Letter Agreement between Phase III Medical, Inc. and Mark Weinreb effective as of June 2, 2006* (14)	10.5

(gg)	Letter Agreement between Phase III Medical, Inc. and Catherine M. Vaczy effective as of June 2, 2006* (14)	10.6

(hh)	Letter Agreement between Phase III Medical, Inc. and Larry A. May effective as of June 2, 2006* (14)	10.7

(ii)	Letter Agreement between Phase III Medical, Inc. and Wayne A. Marasco effective as of June 2, 2006(14)	10.8

(jj)	NeoStem, Inc. 2003 Equity Participation Plan* (15)	B-1

(kk)	Form of Phase III Medical, Inc. Securities Purchase Agreement from July/August 2006(16)	10.1

(ll)	Form of Phase III Medical, Inc. Registration Rights Agreement from July/August 2006(16)	10.2

(mm)	Form of Phase III Medical, Inc. Warrant to Purchase Shares of Common Stock from July/August 2006(16)	10.3

(nn)	Form of Amendment Relating to Purchase by Investors in Private Placement of Convertible Notes and Warrants December 2005 and January 2006(16)	10.4

(oo)	Second Form of Amendment Relating to Purchase by Investors in Private Placement of Convertible Notes and Warrants December 2005 and January 2006(17)	10.1

(pp)	NeoStem, Inc. 2003 Equity Participation Plan, as amended* (17)	10.2

(qq)	Sublease Agreement dated October 27, 2006 between NeoStem, Inc. and DC Associates LLC(17)	10.3

(rr)	Form of Subscription Agreement among NeoStem, Inc, Emerging Growth Equities, Ltd. and certain investors listed therein(18)	10.1

(ss)	Form of Redeemable Warrant to Purchase Shares of Common Stock of NeoStem, Inc.(18)	10.2

(tt)	Form of Non-Redeemable Warrant to Purchase Shares of Common Stock of NeoStem, Inc.(18)	10.3

(uu)	January 26, 2007 Amendment to Employment Agreement of Robin Smith* (19)	10.1

(vv)	January 26, 2007 Amendment to Employment Agreement of Mark Weinreb* (19)	10.2

(ww)	January 26, 2007 Amendment to Employment Agreement of Larry A. May* (19)	10.3

(xx)	January 26, 2007 Employment Agreement with Catherine M. Vaczy* (19)	10.4

(yy)	Stem Cell Collection Services Agreement dated December 15, 2006 between the Company and HemaCare Corporation(20)	10.1

(zz)	Amendment dated February 1, 2007 to Advisory Agreement dated May 2006 between Phase III Medical, Inc. and Duncan Capital Group LLC(20)	10.2

(aaa)	Amendment to sublease agreement between NeoStem, Inc. and DC Associates LLC dated May 22, 2007(4)

(bbb)	Amendment to sublease agreement between NeoStem, Inc. and DC Associates LLC dated June 2007(4)

(ccc)	Employment Agreement between NeoStem, Inc. and Renee F. Cohen dated August 15, 2007* (22)	10.1

(ddd)	September 27, 2007 Amendment to Employment Agreement of Robin L. Smith* (23)	10.1

(eee)	September 28, 2007 Amendment to Employment Agreement of Mark Weinreb*	10.2
	(23)
(fff)	Agreement and Plan of Acquisition among NeoStem, Inc., Stem Cell Technologies, Inc. and UTEK Corporation (24)	10.1

(hhh)	License Agreement between Stem Cell Technologies, Inc. and the University of Louisville Research Foundation, Inc. (24)	10.2

(iii)	Sponsored Research Agreement between NeoStem, Inc. and the University of Louisville Research Foundation, Inc. (24)	10.3

(jjj)	Letter agreement dated January 9, 2008 with Dr. Robin Smith* (25)	10.1

(kkk)	Letter agreement dated January 9, 2008 with Catherine M. Vaczy* (25)	10.2

14(a)	Code of Ethics for Senior Financial Officers (14)	14.1

21(a)	Subsidiaries of the Registrant (27)	21.1

23(a)	Consent of Holtz Rubenstein Reminick LLP (27)	23.1

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (29)	31.1

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (29)	31.2

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (29)	32.1

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (29)	32.2

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

(27)
Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company’s annual report on Form 10-K for the year ended December 31, 2007 filed on March 28, 2008, which exhibit is incorporated here by reference.

(28)
Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the quarterly report of the Company on Form 10-QSB for the quarter ended September 30, 2007, which exhibit is incorporated here by reference.

(29)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on April 29, 2008.

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