Form 10-Q
period 2008-03-31
NeoStem, Inc.
filed 2008-05-15
CIK 320017

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from         to ___________  ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

5,118,000 SHARES, $.001 PAR VALUE, AS OF May 15, 2008

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

I N D E X

		Page No.
Part I - Financial Information:

Item 1.	Consolidated Financial Statements (Unaudited):

	Consolidated Balance Sheets
	At March 31, 2008 and December 31, 2007	3

	Consolidated Statements of Operations
	For the three months
	ended March 31, 2008 and 2007	4

	Consolidated Statements of Cash Flows
	for the three months ended March 31, 2008 and 2007	5

	Notes to Unaudited Consolidated Financial Statements	6-12

Item 2.	Management’s Discussion and Analysis or
	Plan of Operations	12-14

Item 3.	Quantitative and Qualitative Disclosures About	15
	Market Risk

Item 4.	Controls and Procedures	15

Part II - Other Information:

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of
	Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Securityholders	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

	Signatures	18

NEOSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$969,776	$2,304,227
Accounts receivable, net of allowance for doubtful accounts of $19,500	26,868	24,605
Prepaid expenses and other current assets	132,831	46,248

Total current assets	1,129,475	2,375,080

Property and equipment, net	152,484	164,122
Goodwill	558,169	558,169
Intangible Asset	669,000	669,000
Other assets	6,569	8,778

	$2,515,697	$3,775,149
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$99,795	$158,453
Accrued liabilities	184,878	228,726
Note payable, due related party – current portion	-	24,022
Notes payable	80,274	4,720
Unearned revenues	2,209	2,902
Capitalized lease obligations – current portion	26,670	25,406
Total current liabilities	393,826	444,229

Capitalized lease obligations	7,576	14,726

Total Liabilities	401,402	458,955

Stockholders’ Equity:
Preferred stock; authorized, 5,000,000 shares
Series B convertible redeemable preferred stock,
liquidation value 10 shares of common stock per share; $0.01 par value; authorized, 825,000 shares; issued and outstanding, 10,000 shares	100	100

Common stock, $.001 par value; authorized,
500,000,000 shares; issued and outstanding,
5,073,768 March 31, 2008 and
4,826,055 December 31, 2007	5,074	4,826
Additional paid-in capital	35,880,603	34,802,309
Unearned compensation	(492,056)	(738,803)
Accumulated deficit	(33,279,426)	(30,752,238)

Total stockholders’ equity	2,114,295	3,316,194

	$2,515,697	$3,775,149

See accompanying notes to consolidated financial statements

NEOSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Revenues	$693	$55,895

Direct costs	-	1,253

Gross profit	693	54,642

Selling, general and administrative	2,524,331	1,873,097

Operating loss	(2,523,638)	(1,818,455)

Other income (expense):
Interest income	-	12,350
Interest expense	(3,551)	(10,230)

Net loss	$(2,527,189)	$(1,816,335)

Net loss per common share	$(.52)	$(.73)

Weighted average
common shares outstanding	4,904,542	2,471,653

See accompanying notes to consolidated financial statements

NEOSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,

	2008	2007
Cash flows from operating activities:
Net loss	$(2,527,189)	$(1,816,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued and stock options granted for services rendered and interest expense	1,325,289	567,335
Depreciation	16,225	9,691
Deferred acquisition costs	--	1,253

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(86,582)	(57,700)
Accounts receivable	(2,262)	(38,883)
Unearned revenues	(693)	(1,895)
Accounts payable, accrued expenses, and other current liabilities	(126,527)	(363,760)

Net cash used in operating activities	(1,401,739)	(1,700,294)

Cash flows from investing activities:
Acquisition property and equipment	(2,379)	(10,716)
Net cash used in investing activities	(2,379)	(10,716)

Cash flows from financing activities:
Net proceeds from issuance of common stock	-	2,317,478
Proceeds from advances on notes payable	126,993	138,232
Payments of capitalized lease obligations	(5,886)	(6,489)
Repayments of notes payable	(51,440)	(115,972)
Net cash provided by financing activities	69,667	2,333,249

Net increase/(decrease) in cash and cash equivalents	(1,334,451)	622,239

Cash and cash equivalents at beginning of period	2,304,227	436,659

Cash and cash equivalents at end of period	$969,776	$1,058,898

	Three Months Ended March 31,
	2008	2007
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$3,167	$10,230

Supplemental Schedule of Non-cash Financing Activities:
Issuance of common stock for capital commitment	-	165,000
Issuance of restricted common stock for services	72,800	43,125
Issuance of common stock for services rendered	264,352	13,637
Issuance of common stock for compensation	66,515	53,910
Issuance of warrants for services	23,808	35,575
Issuance of common stock for payment of debt	5,646	-
Compensatory element of stock options	645,421	205,817
Restricted common stock vesting during period	246,747	50,271

See accompanying notes to consolidated financial statements.

NEOSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - The Company

NeoStem, Inc. (“NeoStem”) was incorporated under the laws of the State of Delaware in September 1980 under the name Fidelity Medical Services, Inc.  Our corporate headquarters is located at 420 Lexington Avenue, Suite 450, New York, NY 10170, our telephone number is (212) 584-4180 and our website address is www.neostem.com.

NeoStem is engaged in a platform business of operating a commercial autologous (donor and recipient are the same) adult stem cell bank and is pioneering the pre-disease collection, processing and long-term storage of stem cells from adult donors that they can access for their own future medical treatment.  We are managing and developing a nationwide network of adult stem cell collection centers. We have also entered the research and development arenas, through the acquisition of a worldwide exclusive license to an early-stage technology to identify and isolate rare stem cells from adult human bone marrow, called VSEL (very small embryonic-like) stem cells. VSELs have many physical characteristics typically found in embryonic stem cells, including the ability to differentiate into specialized cells found in substantially all the different types of cells and tissue that make up the body. On January 19, 2006, we consummated the acquisition of the assets of NS California, Inc., a California corporation (“NS California”) relating to NS California’s business of collecting and storing adult stem cells.  Effective with the acquisition, the business of NS California became our principal business, rather than our historic business of providing capital and business guidance to companies in the healthcare and life science industries.  The Company provides adult stem cell processing, collection and banking services with the goal of making stem cell collection and storage widely available, so that the general population will have the opportunity to store their own stem cells for future healthcare needs.

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

Note 2 - Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2008 and December 31, 2007, the results of operations for the three months ended March 31, 2008 and 2007 and the cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

The December 31, 2007 consolidated balance sheet has been derived from the audited consolidated financial statements at that date included in the Company's Annual Report on Form 10-K. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

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

Accounting for Stock Option Compensation: In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. The Company determines value of stock options by the Black-Scholes option pricing model. The value of options issued during 2008 and 2007 or that were unvested at January 1, 2007 are being recognized as an operating expense ratably on a monthly basis over the vesting period of each option.

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

Revenue Recognition: The Company initiated the collection and banking of autologous adult stem cells in the fourth quarter of 2006. The Company recognizes revenue related to the collection and cryopreservation of autologous adult stem cells when the cryopreservation process is completed which is generally twenty four hours after cells have been collected. Revenue related to advance payments of storage fees is recognized ratably over the period covered by the advanced payments. The Company also earns revenue, in the form of start up fees, from physicians seeking to establish autologous adult stem cell collection centers. These fees are generally in consideration of the Company providing access to the Company’s know how, procedures and trademarks and in certain cases establishing a service territory for the physician. Starts up fees are recognized once the agreement has been signed and the physician has been qualified by the Company’s credentialing committee. If there are any deliverables associated with the startup of a physician practice that portion of the start up fee will be deferred until such deliverable is completed.

Warranty and service contract reinsurance premiums are recognized on a pro rata basis over the policy term. The deferred policy acquisition costs are the net cost of acquiring new and renewal insurance contracts. These costs are charged to expense in proportion to net premium revenue recognized. The provisions for losses and loss-adjustment expenses include an amount determined from loss reports on individual cases and an amount based on past experience for losses incurred but not reported. Such liabilities are necessarily based on estimates, and while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings currently. The Company had sold, via the Internet, through partnerships and directly to consumers, extended warranty service contracts for seven major consumer products. The Company recognized revenue ratably over the length of the contract. The Company purchased insurance to fully cover any losses under the service contracts from a domestic carrier. The insurance premium and other costs related to the sale are amortized over the life of the contract. Recognition of Revenue related to this line of business ended March 31, 2007.

Note 3 - Notes Payable

In connection with the NS California acquisition, the Company assumed a 6% note payable due a former officer of NS California in the amount of $15,812. As of December 31, 2007, $1,313 remained unpaid. Final payment was made in January, 2008.

The Company has financed certain insurance polices and has notes payable at March 31, 2008 in the amount of $80,274 related to these policies. These notes require monthly payments and mature in less than one year.

Note 4 - Stockholders’ Equity
Common Stock:
Effective January 1, 2008, the Company entered into a one year consulting agreement with a financial services firm, pursuant to which this firm is providing consulting services during the term to the Company consisting of (i) reviewing the Company's financial requirements; (ii) analyzing and assessing alternatives for the Company's financial requirements; (iii) providing introductions to professional analysts and money managers; (iv) assisting the Company in financing arrangements to be determined and governed by separate and distinct financing agreements; (v) providing analysis of the Company's industry and competitors in the form of general industry reports provided directly to the Company; and (vi) assisting the Company in developing corporate partnering relationships. As consideration for these services, in February 2008, the Company issued to the consultant, (i) 50,000 shares of Common Stock; and (ii) two warrants to purchase an aggregate of 120,000 shares of Common Stock resulting in a charge to operations of $80,000. The issuance of such securities was subject to the approval of the American Stock Exchange, which approval was obtained on February 2008.

In January 2008, the Company entered into a letter agreement with Dr. Robin L. Smith, its Chairman of the Board and Chief Executive Officer, pursuant to which Dr. Smith's employment agreement dated as of May 26, 2006 and amended as of January 26, 2007 and September 27, 2007 was further amended to provide that, in response to the Company’s efforts to conserve cash, $50,000 of her 2008 salary would be paid in shares of the Company’s Common Stock, the number of shares to be issued was reduced by the amount of cash required to pay the withholding taxes associated with this amount of salary. Accordingly, Dr. Smith was issued 16,574 shares of the Company’s Common Stock pursuant to the Company’s 2003 Equity Participation Plan (the “2003 EPP”) resulting in a charge to operations of $28,176. This issuance of shares was approved by the Compensation Committee of the Board of Directors.

In January 2008, the Company entered into a letter agreement with Catherine M. Vaczy, its Vice President and General Counsel, pursuant to which Ms. Vaczy’s employment agreement dated as of January 26, 2007 was amended to provide that, in response to the Company’s efforts to conserve cash, Ms. Vaczy would be paid $11,250 of her 2008 salary in shares of the Company’s Common Stock, the number of shares to be issued was reduced by the amount of cash required to pay the withholding taxes associated with this amount of salary. Accordingly, Ms. Vaczy was issued 3,729 shares of the Company’s Common Stock pursuant to the 2003 EPP resulting in a charge to operations of $6,339. This issuance of shares was approved by the Compensation Committee of the Board of Directors.

In January 2008, the Company terminated an agreement with a consultant to the Company. In connection with the cancellation of this agreement 5,000 shares of Common Stock of the Company, previously issued, were surrendered by the consultant.

In January 2008, the Company issued 7,500 shares of the Company’s Common Stock to a consultant to the Company pursuant to the 2003 EPP resulting in a charge to operations of $13,475. This issuance of shares was approved by the Compensation Committee of the Board of Directors.

In February 2008, the Company entered into a one year consulting agreement with a law firm to assist in funding efforts from the State and Federal Governments as well as other assignments from time to time, in consideration for which it issued to the firm 40,000 shares that vest ratably on a monthly basis during 2008. The issuance of the shares was subject to the approval of the American Stock Exchange, such approval was obtained in March 2008, and following this approval the shares were issued. The shares issued in connection with this agreement had a value of $72,800. This issuance of shares was approved by the Board of Directors.

In February 2008, the Company entered into a six month engagement agreement with a financial advisor pursuant to which they are acting as the Company’s exclusive financial advisor for the term in connection with a potential acquisition of a revenue generating business, in the United States or abroad, or similar transaction. As partial consideration, the Company will issue shares of Common Stock with a $45,000 value based on the five day average of the closing prices of the Common Stock proceeding the date of issuance which shall be paid on a pro rata basis during the term of the agreement. The issuance of such securities was subject to the approval of the American Stock Exchange. Such approval was obtained in March 2008, and following that approval the Company issued to the financial advisor the initial payments in stock under the agreement totaling 9,516 shares resulting in a charge to operations of $16,177. This issuance of shares was approved by the Board of Directors.

In February 2008, the Company issued 20,000 shares of the Company’s Common Stock to the Company’s Director of Government Affairs pursuant to the 2003 EPP resulting in a charge to operations of $32,000. The issuance of the shares was in lieu of salary payable in connection with such individual serving as the vice president of the Stem for Life Foundation (“SFLF”), a not for profit corporation which the Company participated in founding.  In April 2008, this individual resigned from her position as Director, Government Affairs with the Company and VP of SFLF. This issuance of shares was approved by the Compensation Committee of the Board of Directors.

In February 2008, the Company issued 5,325 shares of the Company’s Common Stock to a consultant to the Company pursuant to the 2003 EPP. This issuance of shares was approved by the Compensation Committee of the Board of Directors resulting in a charge to operations of $8,646.

In February 2008, the Company entered into a six month advisory services agreement with a financial securities firm whereby this firm is providing financial consulting services and advice to the Company pertaining to its business affairs. In consideration for such services, the Company has agreed to issue 150,000 shares of common stock that shall be issued over the term of the advisory services agreement, provided that the advisory services agreement continues to be in effect. The issuance of such securities was subject to the approval of the American Stock Exchange, which approval was obtained on March 20, 2008, and on that date the Company issued under the advisory services agreement the initial payments in stock totaling 50,000 shares, resulting in a charge to operations of $85,000. This issuance of shares was approved by the Board of Directors.

In February 2008, the Company entered into a six month consulting agreement with an investor relations advisor who has provided investor relations and media services to the Company since 2005. In consideration for providing services under the consulting agreement, the Company agreed to issue to the advisor an aggregate of 50,000 shares of common stock. The issuance of such securities was subject to the approval of the American Stock Exchange. Such approval was obtained on March 20, 2008 and on that date these shares were issued, resulting in a charge to operations of $85,000. This issuance of shares was approved by the Board of Directors.

Warrants:
The Company has issued common stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company. A total of 2,107,688 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of March 31, 2008 at prices ranging from $1.60 to $12.00 and expiring through June 2014.

In January 2008, the Company entered into a one year consulting agreement with a financial services firm (as described under “Common Stock” above). As consideration for these services, in February 2008, the Company issued to the consultant, (i) 50,000 shares of Common Stock; and (ii) two warrants to purchase an aggregate of 120,000 shares of Common Stock. The first warrant grants the consultant the right to purchase up to 20,000 shares of Common Stock at a per share purchase price equal to $2.00; and the second Warrant grants the consultant the right to purchase up to 100,000 shares of Common Stock at a per share purchase price equal to $5.00, all as set forth in the Warrants. The Warrants shall vest on a pro rata basis so long as services continue to be provided under the agreement and are exercisable until January 1, 2013, resulting in a charge to operations of $23,808. The issuance of such securities was subject to the approval of the American Stock Exchange, which approval was obtained in February 2008.

At March 31, 2008 the outstanding warrants by range of exercise prices are as follows:

	Number Outstanding	Weighted Average Remaining	Number Exercisable
Exercise Price	March 31, 2008	Contractual Life (years)	March 31, 2008
$1.60 to $ 3.68	120,000	4.76	30,000
$3.68 to $ 5.76	132,761	4.08	132,761
$5.76 to $ 7.84	734,250	4.31	639,000
$7.84 to $ 9.92	1,088,678	4.17	1,088,678
$9.92 to $12.00	31,999.77		31,999
	2,107,688		1,922,438

Options:

The Company’s 2003 Equity Participation Plan permits the grant of share options and shares to its employees, Directors, consultants and advisors for up to 2,500,000 shares of common stock as stock compensation. All stock options under the 2003 EPP are generally granted at the fair market value of the common stock at the grant date. Employee stock options vest ratably over a period determined at time of grant and generally expire 10 years from the grant date.

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

The Company's results for the three month periods ended March 31, 2008 and 2007 include share-based compensation expense totaling $645,421 and $205,817, respectively. Such amounts have been included in the consolidated statements of operations within general and administrative expenses.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award.

The range of assumptions made in calculating the fair values of options are as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Expected term (in years)	10	10
Volatility	119% - 121%	137% - 152%

Dividend yield	0%	0%

Risk-free interest rate	3.64% to 3.85%	4.51% to 4.90%

Stock option activity under the 2003 Equity Participation Plan is as follows:

	Number of Shares (1)	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2007	1,113,800	$1.70 - $25.00	$5.66
Granted	745,500	$1.50 - $1.67	$1.62
Exercised	-	-	-
Expired	-	-	-
Cancelled	(32,500)	-	$5.99
Balance at March 31, 2008	1,826,800	$1.50 - $25.00	$4.01	8.69	$-

Vested and Exercisable at March 31, 2008	938,716		$4.74	7.98	$-

(1) – All options are exercisable for a period of ten years.

	Number Outstanding	Weighted Average Remaining	Number Exercisable
Exercise Price	March 31, 2008	Contractual Life (years)	March 31, 2008
$1.50 to $ 4.80	853,700	9.86	299,200
$4.80 to $ 8.10	888,250	8.80	570,666
$ 8.10 to $ 11.40	43,750	7.58	39,750
$11.40 to $14.74	3,000	5.92	3,000
$14.74 to $25.00	38,100	7.27	26,100
	1,826,800		938,716

Options are usually granted at an exercise price at least equal to the fair value of the common stock at the grant date and may be granted to employees, Directors, consultants and advisors of the Company.

As of March 31, 2008, there was approximately $1,759,000 of total unrecognized compensation costs related to unvested stock option awards which are expected to vest over a weighted average life of 1.54 years.

	Options	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2007	432,668	$4.94
Issued	745,500	1.48
Canceled	(32,500)	4.55
Vested	(257,584)	1.76
Non-Vested at March 31, 2008	888,084	$3.01

The total value of shares vested during the three months ended March 31, 2008 was $645,421.

Note 5 - Segment Information
Until April 30, 2001, the Company operated in two segments; as a reinsuror and as a seller of extended warranty service contracts through the Internet. The reinsurance segment has been discontinued and the Company’s remaining revenues are derived from the run-off of its sale of extended warranties and service contracts via the Internet. Additionally, the Company established a new business in the banking of adult autologous stem cells sector. The Company’s operations are conducted entirely in the U.S. Although the Company has realized minimal revenue from the banking of adult autologous stem cells, the Company will be operating in two segments until the “run-off” is completed. As of March 31, 2007 the run off of the sale of extended warranties and service contracts was completed.

Note 6 - Related Party Transactions
On January 20, 2006, Mr. Robert Aholt, Jr. tendered his resignation as Chief Operating Officer of the Company. In connection therewith, on March 31, 2006, the Company and Mr. Aholt entered into a Settlement Agreement and General Release (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to pay to Mr. Aholt the aggregate sum of $250,000 (less applicable Federal and California state and local withholdings and payroll deductions), payable, initially over a period of two years in biweekly installments of $4,807.69 commencing on April 7, 2006, except that the first payment was in the amount of $9,615. In July, 2006 this agreement was amended to call for semi-monthly payments of $10,417 for the remaining 21 months. In the event the Company breaches its payment obligations under the Settlement Agreement and such breach remains uncured, the full balance owed shall become due. The Company and Mr. Aholt each provided certain general releases. Mr. Aholt also agreed to continue to be bound by his obligations not to compete with the Company and to maintain the confidentiality of Company proprietary information. At December 31, 2007, $24,022 was due Mr. Aholt pursuant to the terms of the Settlement Agreement which was paid, in full, in the quarter ending March 31, 2008.

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

Note 7 - Subsequent Events
On April 3, 2008, the Company entered into a one month non-exclusive investment banking agreement in connection with the possible issuances by the Company of equity, debt and/or convertible securities. In partial consideration for such services, the Company agreed to issue 9,146 shares of common stock as a retainer. Cash in the amount of 9% of the gross proceeds raised by them in a transaction and 4% of the proceeds received by the Company from the exercise of warrants issued in a transaction, and warrants equal to 7% of the securities sold in a transaction on generally the same terms as those sold to the investors, except for a cashless exercise feature, is also payable. This term of this agreement has been extended. The issuance of the securities under this agreement was approved by the Board of Directors and remains subject to the approval of the American Stock Exchange.

On May 13, 2008, the Company entered into a two month agreement with a sales and marketing consultant pursuant to which the consultant will provide consultation services to the Company relating to business development, operations and staffing matters. In consideration for such services, the Company has agreed to issue to the Consultant pursuant to the 2003 EPP: (i) 20,000 shares of the Company’s common stock which shall vest as to 10,000 shares on the last day of each 30 day period during the term of the consulting agreement; and (ii) an option to purchase 20,000 shares of Common Stock at a per share purchase price equal to the closing price of the Common Stock on the date of grant that shall vest and become exercisable as to 10,000 shares of common stock on the last day of each 30 day period during the term of the consulting agreement, subject in each case to the continued effectiveness of the agreement. All of such shares are subject to a six month period during which Consultant has agreed none of the shares will be sold.
On May 15, 2008, the Company entered into a two month agreement with a consultant pursuant to which the consultant will provide services to the Company pertaining to government affairs and related areas. In consideration for such services, the Company has agreed to issue to the Consultant pursuant to the 2003 EPP: (i) 20,000 shares of the Company’s common stock which shall vest as to 10,000 shares on the last day of each 30 day period during the term of the consulting agreement; and (ii) an option to purchase 20,000 shares of Common Stock at a per share purchase price equal to the closing price of the Common Stock on the date of grant that shall vest and become exercisable as to 10,000 shares of common stock on the last day of each 30 day period during the term of the consulting agreement, subject in each case to the continued effectiveness of the agreement. All of such shares are subject to a six month period during which Consultant has agreed none of the shares will be sold.

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

GENERAL

NeoStem is engaged in a platform business of operating a commercial autologous (donor and recipient are the same) adult stem cell bank and is pioneering the pre-disease collection, processing and long-term storage of stem cells from adult donors that they can access for their own future medical treatment.  We are managing and developing a nationwide network of adult stem cell collection centers. We have also entered the research and development arenas, through the acquisition of a worldwide exclusive license to an early-stage technology to identify and isolate rare stem cells from adult human bone marrow, called VSEL (very small embryonic-like) stem cells. VSELs have many physical characteristics typically found in embryonic stem cells, including the ability to differentiate into specialized cells found in substantially all the different types of cells and tissue that make up the body. On January 19, 2006, we consummated the acquisition of the assets of NS California, Inc., a California corporation (“NS California”) relating to NS California’s business of collecting and storing adult stem cells.  Effective with the acquisition, the business of NS California became our principal business, rather than our historic business of providing capital and business guidance to companies in the healthcare and life science industries.  The Company provides adult stem cell processing, collection and banking services with the goal of making stem cell collection and storage widely available, so that the general population will have the opportunity to store their own stem cells for future healthcare needs.

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

Initial participants in our collection center network have been single physician practices who opened collection centers in California, Pennsylvania and Nevada. Revenues generated by these early adopters have not been significant and are not expected to become significant. However, these centers have served as a platform for the development of the Company’s business model and today the Company is focusing on multi-physician and multi-specialty practices joining its network. The Company is considering whether to continue to keep the Pennsylvania center active given poor performance of the center and the failure of the center to comply with certain financial obligations under its collection center agreement.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2008 Compared to Three Months March 31, 2007

For the three months ended March 31, 2008, total revenues were $693 compared to $55,895 for the three months ended March 31, 2007. The revenues generated in the three months ended March 31, 2008 are monthly stem cell storage fees and the revenues generated in the three months ended March 31, 2007 were derived from a combination of revenues from start up fees collected from physicians in the Company’s physician’s network and recognition of fees received in prior years from the sale of extended warranties and service contracts via the Internet, which were deferred and recognized over the life of such contracts. In October 2007, the Company signed an agreement to open an adult stem cell collection center with ProHEALTH Care Associates, one of the largest and most prominent multi-specialty practices in the region, with over 100 doctors and 500,000 patients. In January 2008 ProHEALTH received a provisional license from the New York State Department of Health. In March 2008, the Company entered into an agreement with HC Resource Solutions to provide marketing and sales activities with regard to the ProHEALTH facility at a monthly cost of $10,000, one-half of which is being reimbursed to the Company by an affiliate of ProHEALTH. Launch activities are currently underway. The Company expects that these efforts will result in stem cell collection revenues in the second quarter of 2008.

The Company recognized no revenues from the sale of extended warranties and service contracts via the Internet for the three months ended March 31, 2008, as compared to $1,700 for the three months ended March 31, 2007. Since the Company has not been in the business of offering extended warranties since 2002 it was expected that this revenue source would decline and the recognition of these revenues ended in March 2007.

Direct costs are the pro-rated cost of reinsurance purchased at the time an extended contract was sold to underwrite the potential obligations associated with such warranties. These direct costs declined with the wind down of the extended warranty business.

Selling, general and administration expenses for the three months ended March 31, 2008 has increased by $651,200 or 35% over the three months ended March 31, 2007, from $1,873,100 to $2,524,300. The increase in selling, general and administrative expenses is primarily due to increases in employee staff compensation, consulting fees, investor relations activities and director fees paid by common stock, common stock options and common stock purchase warrants. The use of equity instruments to pay for such activities increased operating expenses by $758,200. Operating expenses funded by cash were $1,198,800 for the three months ended March 31, 2008 compared with $1,305, 800 in cash funded expenses for the three months ended March 31, 2007, a reduction of $107,000 or 8%.The reduction of expenses were primarily related to a reduction in legal fees of $163,600, a reduction in investor relations expenses of $73,100 and a reduction in laboratory validation expenses of $25,000. These expense reductions were offset by an increase in selling and marketing staff and the attendant staffing expenses of $135,400; including an increase in salary and wages of $86,900 and employee benefits of $42,100 and an increase in other staff related expense of $6,400. In addition Marketing expense increased $36,000 as the result of new promotional materials and retaining marketing service firms in local markets to increase our marketing presence. Increases in expense such as grant writing expenses, stock exchange fees, consulting fees, stock transfer fees, postage and other expense were essentially offset by reductions in fees associated with SEC filings and press releases, franchise tax expense, insurance, and regulatory filing fees.

Interest expense for the three months ended March 31, 2008 was $3,600 as compared to $10,200 for three months ended March 31, 2007, a decrease of $6,700. This decrease was primarily as a result of a reduction of the amount of debt the Company has outstanding related to insurance premiums and our capitalized lease obligation and lower interest rates.

For the reasons cited above the net loss for the three months ended March 31, 2008 increased to $2,527,000 from $1,816,000 for the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

General

At March 31, 2008, the Company had working capital of $736,000. The Company generates revenues from its adult stem cell collection activities. To date, our revenues generated from such activities have not been significant and we did not have any adult stem cell collections in the first quarter of 2008. The Company currently intends to meet its cash requirements in the near term through financing activities including the offering of equity in the second quarter in an amount anticipated to be over $1 million, an acquisition transaction that generates revenue or through collaborative arrangements. The Company has recently entered into certain arrangements with financial advisors relating to actively exploring acquisition opportunities of revenue generating businesses or pursuing capital raising opportunities. In the event these activities are not successful, the Company would need to delay or defer expansion activities.

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period indicated:

	Three Months Ended
	March 31, 2008	March 31, 2007
Cash (used) in Operating activities	$(1,402,000)	$(1,700,000)
Cash (used) in investing activities	$(2,400)))	$(10,700)
Cash provided by financing activities	$70,000	$2,333,000

At March 31, 2008 the Company had a cash balance of $970,000, working capital of $736,000 and a stockholders’ equity of $2,114,000. The Company incurred a net loss of $2,527,000 for the three months ended March 31, 2008. Such loss adjusted for non-cash items, including common stock, common stock option and common stock purchase warrant issuances which were related to services rendered of $1,325,000, and depreciation of $16,000 which was offset by cash settlements of various accounts payable, notes payable, accrued liabilities and increases in prepaid insurance expenses of $213,000, resulted in cash used in operations totaling $1,402,000 for the period ended March 31, 2008. Accordingly, the large difference between operating loss and cash used in operations was the result of a number of non-cash expenses charged to results of operations.

To meet its cash requirement for the three months ended March 31, 2008, the Company relied on its existing cash balances.

In October 2007, the Company entered into a development agreement with Stem Collect LLC (“Stem Collect”) to act as a developer of collection centers to join the Company’s network by finding locations, organizing operating entities and guiding those entities in constructing, equipping, furnishing and staffing the collection facility. Exclusivity is provided to Stem Collect so long as time periods relating to progression in opening centers are complied with. In exchange for an initial 24 territories identified by the parties, including six initial territories in which Stem Collect intends to conduct due diligence in connection with the opening of a center and for which Stem Collect was given exclusivity, Stem Collect agreed to make certain upfront payments of which $30,000 were paid through December 31, 2007. In December 2007, the parties amended the terms of this agreement to provide for the extension of certain other payment and notice periods under the development agreement and in March 2008 Stem Collect advised the Company that due diligence resulting in their revising their targeted locations and associated funding requirements were requiring that Stem Collect have additional time to meet its notice and payment obligations under the development agreement. Accordingly, the parties have agreed in principal to a restructuring of the development agreement and discussions are underway. Pursuant to the development agreement, a center agreement has been entered into with Stem Collect Beverly Hills.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported in a complete, accurate and appropriate manner, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the Company's first fiscal quarter ended March 31, 2008 covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and the breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

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

Previously reported on Form 8-K dated March 20, 2008.
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

NEOSTEM, INC. (Registrant)

By:	/s/Robin Smith, MD
Robin Smith MD, Chief Executive Officer

Date: May 15, 2008