Form 10-Q
period 2008-06-30
NeoStem, Inc.
filed 2008-08-14
CIK 320017

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                       to ____________  ____________

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
Yes ☐ No ☒

6,052,015 SHARES, $.001 PAR VALUE, AS OF August 13, 2008

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

I N D E X

		Page No.
Part I - Financial Information:

Item 1.	Consolidated Financial Statements (Unaudited):

	Consolidated Balance Sheets At June 30, 2008 and December 31, 2007	3

	Consolidated Statements of Operations for the three months and six months ended June 30, 2008 and 2007	4

	Consolidated Statements of Cash Flows for the three months and six months ended June 30, 2008 and 2007	5

	Notes to Unaudited Consolidated Financial Statements	6-14

Item 2.	Management’s Discussion and Analysis or Plan of Operations	15-18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T.	Controls and Procedures	19

Part II - Other Information:

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Securityholders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

	Signatures	21

NEOSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$529,095	$2,304,227
Accounts receivable, net of allowance for doubtful accounts of $19,500	31,130	24,605
Prepaid expenses and other current assets	106,121	46,248

Total current assets	666,346	2,375,080

Property and equipment, net	129,456	164,122
Goodwill	558,169	558,169
Intangible Asset	669,000	669,000
Other assets	4,361	8,778

	$2,027,332	$3,775,149
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$138,337	$158,453
Accrued liabilities	80,897	228,726
Note payable, due related party - current portion	-	24,022
Notes payable	45,415	4,720
Unearned revenues	2,669	2,902
Capitalized lease obligations - current portion	28,060	25,406
Total current liabilities	295,378	444,229

Capitalized lease obligations	-	14,726

Total Liabilities	295,378	458,955

Stockholders’ Equity:
Preferred stock; authorized, 5,000,000 shares Series B convertible redeemable preferred stock, liquidation value 10 shares of common stock per share; $0.01 par value; authorized, 825,000 shares; issued and outstanding, 10,000 shares	100	100
Common stock, $.001 par value; authorized, 500,000,000 shares; issued and outstanding, 6,023,212 June 30, 2008 and 4,826,055 December 31, 2007	6,023	4,826
Additional paid-in capital	37,625,669	34,802,309
Unearned compensation	(258,638)	(738,803)
Accumulated deficit	(35,641,200)	(30,752,238)

Total stockholders’ equity	1,731,954	3,316,194

	$2,027,332	$3,775,149

See accompanying notes to consolidated financial statements

NEOSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Earned revenues	$23,528	$6,017	$24,221	$61,912
Direct costs	(3,908)	(2,350)	(3,908)	(3,603)
Gross profit	19,620	3,667	20,313	58,309
Selling, general and administrative	2,379,387	1,960,393	4,903,718	3,835,746
Operating loss	(2,359,767)	(1,956,726)	(4,883,405)	(3,777,437)
Other income (expense):
Interest income	1,712	2,874	1,712	15,224
Interest expense	(3,718)	(4,409)	(7,269)	(12,383)

Net loss	$(2,361,773)	$(1,958,261)	$(4,888,962)	$(3,774,596)

Net loss per common share	($0.43)	($0.74)	($0.94)	($1.47)
Weighted average common shares outstanding	5,490,257	2,657,053	5,196,717	2,564,806

See accompanying notes to consolidated financial statements

NEOSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,

	2008	2007
Cash flows from operating activities:
Net loss	$(4,888,962)	$(3,774,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued and stock options granted for services rendered and interest expense	2,407,961	1,326,253
Depreciation	41,462	19,943
Deferred acquisition costs	—	1,253

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(59,872)	(97,125)
Accounts receivable	(6,525)	(37,202)
Unearned revenues	(233)	4,482
Accounts payable, accrued expenses, and other current liabilities	(191,967)	(66,873)

Net cash used in operating activities	(2,698,136)	(2,653,865)

Cash flows from investing activities:
Acquisition property and equipment	(2,379)	(19,194)
Net cash used in investing activities	(2,379)	(19,194)

Cash flows from financing activities:
Net proceeds from issuance of common stock	896,760	2,320,055
Proceeds from advances on notes payable	131,618	138,232
Payments of capitalized lease obligations	(12,072)	(11,645)
Repayments of notes payable	(90,923)	(154,860)
Net cash provided by financing activities	925,383	2,291,782

Net decrease in cash and cash equivalents	(1,775,132)	(351,277)

Cash and cash equivalents at beginning of period	2,304,227	436,659

Cash and cash equivalents at end of period	$529,095	$85,382

	Six Months Ended June 30,
	2008	2007
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$7,269	$12,383

Supplemental Schedule of Non-cash Financing Activities:
Issuance of common stock for capital commitment	-	165,000
Issuance of restricted common stock for services	-	233,952
Issuance of common stock for services rendered	476,842	95,704
Issuance of common stock for compensation	66,515	55,410
Issuance of warrants for services	109,958	202,292
Issuance of common stock for payment of debt	5,647	-
Compensatory element of stock options	1,202,223	573,895
Vesting of restricted common stock during period	546,776	233,952

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

NeoStem is engaged in a platform business of operating a commercial autologous (donor and recipient are the same) adult stem cell bank and is pioneering the pre-disease collection, processing and long-term storage of stem cells from adult donors that they can access for their own future medical treatment.  We are managing a network of adult stem cell collection centers in major metropolitan areas of the United States. We have also entered the research and development arenas, through the acquisition of a worldwide exclusive license to an early-stage technology to identify and isolate rare stem cells from adult human bone marrow, called VSEL (very small embryonic-like) stem cells. VSELs have many physical characteristics typically found in embryonic stem cells, including the ability to differentiate into specialized cells found in substantially all the different types of cells and tissue that make up the body. On January 19, 2006, we consummated the acquisition of the assets of NS California, Inc., a California corporation (“NS California”) relating to NS California’s business of collecting and storing adult stem cells.  Effective with the acquisition, the business of NS California became our principal business, rather than our historic business of providing capital and business guidance to companies in the healthcare and life science industries.  The Company provides adult stem cell processing, collection and banking services with the goal of making stem cell collection and storage widely available, so that the general population will have the opportunity to store their own stem cells for future healthcare needs.

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

On August 29, 2006, our stockholders approved an amendment to our Certificate of Incorporation to effect a reverse stock split of our Common Stock at a ratio of one-for-ten shares and to change our name from Phase III Medical, Inc. to NeoStem, Inc.  This reverse stock split was effective as of August 31, 2006. On June 14, 2007, our stockholders approved an amendment to our Certificate of Incorporation to effect a reverse stock split of our common stock at a ratio between one-for-three and one-for-ten shares in the event it was deemed necessary by the Company’s Board of Directors to be accepted onto a securities exchange. On July 9, 2007, the Board authorized the reverse stock split at a ratio of one-for-ten shares to be effective upon the initial closing of the Company’s public offering in order to satisfy the listing requirements of The American Stock Exchange. On August 9, 2007 the reverse stock split was effective and the Company's Common Stock commenced trading on The American Stock Exchange under the symbol "NBS." All shares and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted for all periods presented to reflect the reverse stock splits effective as of August 9, 2007.

Note 2 - Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2008 and December 31, 2007, the results of operations for the three and six months ended June 30, 2008 and 2007 and the cash flows for the six months ended June 30, 2008 and 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

The Company has financed certain insurance polices and has notes payable at June 30, 2008 in the amount of $45,415 related to these policies. These notes require monthly payments and mature in less than one year.

Note 4 - Other Obligations
In November 2007, the Company acquired the exclusive, worldwide rights to very small embryonic like (VSEL) technology developed by researchers at the University of Louisville. These rights were acquired through the Company’s acquisition of Stem Cell Technologies, Inc., the licensee to a license agreement (the “License Agreement”) with the University of Louisville. Concurrent with acquiring these rights, the Company entered into a sponsored research agreement (the "Sponsored Research Agreement" or "SRA") with the University of Louisville Research Foundation (“ULRF”) under which the Company will support further research in the laboratory of Mariusz Ratajczak, M.D., Ph.D., a co-inventor of the VSEL technology and head of the Stem Cell Biology Program at the James Graham Brown Cancer Center at the University of Louisville. The term of the research is two and one-half years and shall commence after all applicable institution (e.g., institutional review board ("IRB")) and Federal approvals are obtained and upon the adult stem cell specimens required for the research being provided to the laboratory. The License Agreement requires the payment of certain license fees, royalties and milestone payments, payments for patent filings and applications and the use of due diligence in developing and commercializing the VSEL technology. The SRA requires periodic and milestone payments. All payments required to be made to date have been made. Under the License Agreement, upon the commencement of the research (which has not yet occurred pending receipt of IRB approvals and collection of the appropriate samples), the Company will be required to make payments of $66,000 in license issue fees and prepayment of patent costs and will be responsible for additional patent-related costs. Thereafter, an annual license maintenance fee of $10,000 will be required upon the issuance of a licensed patent and royalties will be payable based upon the sale of certain licensed products. Under the Sponsored Research Agreement, the Company agreed to support the research as set forth in a research plan in an amount of $375,000. Such costs are to be paid by the Company in accordance with a payment schedule which sets forth the timing and condition of each such payment over the term of the SRA, the first payment of $100,000 (for which there is a $50,000 credit) being due upon the commencement of the research. We will require additional research and development capacity and access to funds to meet our development obligations under the License Agreement and develop the VSEL technology. The Company has applied for Small Business Innovation Research (SBIR) grants and may also seek to obtain funds through applications for other State and Federal grants, direct investments, sublicensing arrangements as well as other funding sources to help offset all or a portion of these costs We are seeking to develop increased internal research capability and sufficient laboratory facilities or establish relationships with third parties to provide such research capability and facilities. In this regard, in July 2008 the Company hired a Director of Stem Cell Research and Laboratory Operations.

Note 5 - Stockholders’ Equity

Common Stock:
Effective January 1, 2008, the Company entered into a one year consulting agreement with a financial services firm, pursuant to which this firm is providing consulting services during the term to the Company consisting of (i) reviewing the Company's financial requirements; (ii) analyzing and assessing alternatives for the Company's financial requirements; (iii) providing introductions to professional analysts and money managers; (iv) assisting the Company in financing arrangements to be determined and governed by separate and distinct financing agreements; (v) providing analysis of the Company's industry and competitors in the form of general industry reports provided directly to the Company; and (vi) assisting the Company in developing corporate partnering relationships. As consideration for these services, in February 2008, the Company issued to the consultant, (i) 50,000 shares of Common Stock; and (ii) two warrants to purchase an aggregate of 120,000 shares of Common Stock. This issuance of this stock resulted in a charge to operations for the six months ended June 30, 2008 of $80,000 and $59,000 for the vested portion of the two warrants for the six months ended June 30, 2008 . The issuance of such securities was subject to the approval of the American Stock Exchange, which approval was obtained in February 2008. This issuance of securities was approved by the Board of Directors.

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

In January 2008, the Company terminated an agreement with a consultant to the Company. In connection with the cancellation of this agreement, 5,000 shares of Common Stock of the Company, previously issued, were surrendered by the consultant.

In January 2008, the Company issued 7,500 shares of the Company’s Common Stock to a consultant to the Company pursuant to the 2003 EPP resulting in a charge to operations of $13,475. This issuance of shares was approved by the Compensation Committee of the Board of Directors.

In February 2008, the Company entered into a one year consulting agreement with a law firm to assist in funding efforts from the State and Federal Governments as well as other assignments from time to time, in consideration for which it issued to the firm 40,000 shares that vest ratably on a monthly basis during 2008. The issuance of the shares was subject to the approval of the American Stock Exchange, such approval was obtained in March 2008, and following this approval the shares were issued. The shares issued in connection with this agreement had a value of $72,800 which is being recognized as an operating expense over the term of the agreement, and has resulted in a charge to operations for the six months ended June 30, 2008 of $30,000. This issuance of shares was approved by the Board of Directors.

On February 15, 2008, the Company entered into a six month engagement agreement with a financial advisor pursuant to which they are acting as the Company’s exclusive financial advisor for the term in connection with a potential acquisition of a revenue generating business, in the United States or abroad, or similar transaction. As partial consideration, the Company will issue shares of Common Stock with a $45,000 value based on the five day average of the closing prices of the Common Stock preceding the date of issuance which shall be paid on a pro rata basis during the term of the agreement. The issuance of such securities was subject to the approval of the American Stock Exchange. Such approval was obtained in March 2008, and following that approval the Company has issued to the financial advisor, through June 30, 2008, payments in stock under the agreement totaling 30,058 shares resulting in a charge to operations of $38,608. This issuance of shares was approved by the Board of Directors.

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

In February 2008, the Company entered into a six month advisory services agreement with a financial securities firm whereby this firm is providing financial consulting services and advice to the Company pertaining to its business affairs. In consideration for such services, the Company has agreed to issue 150,000 shares of common stock that shall be issued over the term of the advisory services agreement, provided that the advisory services agreement continues to be in effect. The issuance of such securities was subject to the approval of the American Stock Exchange, which approval was obtained on March 20, 2008, and on that date the Company issued under the advisory services agreement the initial payments in stock totaling 50,000 shares. Through June 30, 2008 a total of 90,000 shares have been issued, resulting in a charge to operations of $141,200. This issuance of shares was approved by the Board of Directors. The Company has terminated this Agreement and the remaining 60,000 shares will not be issued.

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

In April 2008, the Company entered into a one month non-exclusive investment banking agreement in connection with the possible issuances by the Company of equity, debt and/or convertible securities. In partial consideration for such services, the Company agreed to issue 9,146 shares of common stock as a retainer. The term of this agreement was extended. The issuance of the securities under this agreement was subject to the approval of the American Stock Exchange, which approval was obtained and on May 21, 2008 the 9,146 retainer shares were issued. This bank participated in the May 2008 private placement (as described below). The value of this stock is $7,400. This issuance of shares was approved by the Board of Directors.

In May 2008, the Company completed a private placement of securities pursuant to which $900,000 in gross proceeds were raised (the “May 2008 private placement”). On May 20 and May 21, 2008, the Company entered into Subscription Agreements (the "Subscription Agreements") with 16 accredited investors (the "Investors"). Pursuant to the Subscription Agreements, the Company issued to each Investor units (the "Units") comprised of one share of its common stock, par value $.001 per share (the "Common Stock") and one redeemable five-year warrant to purchase one share of Common Stock at a purchase price of $1.75 per share (the "Warrants"), at a per-Unit price of $1.20. The Warrants are not exercisable for a period of six months and are redeemable by the Company if the Common Stock trades at a price equal to or in excess of $2.40 for a specified period of time. In the May 2008 private placement, the Company issued an aggregate of 750,006 Units to Investors consisting of 750,006 shares of Common Stock and 750,006 redeemable Warrants, for an aggregate purchase price of $900,000. Dr. Robin L. Smith, the Company’s Chairman and Chief Executive Officer, purchased 16,667 Units for a purchase price of $20,000 and Catherine M. Vaczy, the Company’s Vice President and General Counsel, purchased 7,500 Units for a purchase price of $9,000. New England Cryogenic Center, Inc. (“NECC”), one of the largest full-service cryogenic laboratories in the world and a strategic partner of the Company since October 2007, also participated in the offering. Pursuant to the terms of the Subscription Agreements, the Company was required to prepare and file (and did so on a timely basis) no later than forty-five days (with certain exceptions) after the closing of the May 2008 private placement, a Registration Statement with the SEC to register the resale of the shares of Common Stock issued to Investors and the shares of Common Stock underlying the Warrants, which was filed on July 1, 2008. In connection with the May 2008 private placement, the Company paid as finders’ fees to accredited investors, cash in the amount of $3,240 and issued five year warrants to purchase an aggregate of 35,703 shares of Common Stock (see “Warrants,” below). Cash in the amount of 4% of the proceeds received by the Company from the future exercise of 30,000 of the Investor Warrants is also payable to one of the finders.

In May 2008, the Company entered into a two month agreement with a sales and marketing consultant pursuant to which the consultant will provide consultation services to the Company relating to business development, operations and staffing matters. In consideration for such services, the Company agreed to issue to the Consultant pursuant to the 2003 EPP: (i) 20,000 shares of Common Stock which shall vest as to 10,000 shares on the last day of each 30 day period during the term of the consulting agreement; and (ii) an option to purchase 20,000 shares of Common Stock at a per share purchase price equal to the closing price of the Common Stock on the date of grant that shall vest and become exercisable as to 10,000 shares of Common Stock on the last day of each 30 day period during the term of the consulting agreement, subject in each case to the continued effectiveness of the agreement. All of such shares are subject to a six month period during which Consultant has agreed none of these shares will be sold. The issuance of the equities resulted in a charge to operations of $27,600 for the Common Stock that was issued and $17,153 for the vested portion of the stock options. This issuance of securities was approved by the Compensation Committee of the Board of Directors.

In May 2008, the Company entered into a two month agreement with a consultant pursuant to which the consultant will provide services to the Company relating to government affairs and related areas. In consideration for such services, the Company agreed to issue to the Consultant pursuant to the 2003 EPP: (i) 20,000 shares of Common Stock which shall vest as to 10,000 shares on the last day of each 30 day period during the term of the consulting agreement; and (ii) an option to purchase 20,000 shares of Common Stock at a per share purchase price equal to the closing price of the Common Stock on the date of grant that shall vest and become exercisable as to 10,000 shares of Common Stock on the last day of each 30 day period during the term of the consulting agreement, subject in each case to the continued effectiveness of the agreement. All of such shares are subject to a six month period during which Consultant has agreed none of the shares will be sold. The issuance of these equities resulted in a charge to operations of $26,000 for the Common Stock that was issued and $17,715 for the vested portion of the stock options. This issuance of securities was approved by the Compensation Committee of the Board of Directors.

In May 2008, the Company issued to a business development consultant for services previously rendered, 1,000 shares of Common Stock under the 2003 EPP which vested immediately. The issuance of these shares resulted in a charge to operations of $960. This issuance of shares was approved by the Compensation Committee of the Board of Directors.

In May 2008, the Company entered into a three month consulting agreement with a public relations and communications consultant focusing on specific consumer demographics. As partial consideration for these services, the Company agreed to issue: (i) 20,000 shares of Common Stock on each of (a) the date of execution of the agreement (the “Execution Date”), (b) thirty days after the Execution Date, and (c) sixty days after the Execution Date; and (ii) a five year warrant to purchase up to 30,000 shares of Common Stock (as described under “Warrants,” below), exercisable as to 10,000 shares each at $3.00, $4.00 and $5.00, respectively. The issuance of the securities under this agreement was subject to the approval of the American Stock Exchange, which approval was obtained on June 20, 2008 and the initial payments in Common Stock and the Warrant were issued. Through June 30, 2008, the Company issued 40,000 shares of the Company’s common stock resulting in a charge to operations of $36,800. This issuance of securities was approved by the Board of Directors. On July 26, 2008, the Company terminated this Agreement and the final 20,000 shares will not be issued.

In June 2008, the Company entered into a six month consulting agreement with an investor relations advisor. As consideration for these services, the Company issued (i) 50,000 shares of the Company’s common stock, vesting as to 25,000 shares on the date of execution of the consulting agreement and 25,000 shares 91 days thereafter, which resulted in a charge to operations of $42,500 and (ii) a five year warrant to purchase an aggregate of 250,000 shares of Common Stock (as described under “Warrants” below). The issuance of such securities was subject to the approval of the American Stock Exchange, which approval was obtained on June 20, 2008 and the initial payment in Common Stock and the Warrant were issued. This issuance of securities was approved by the Board of Directors. Pursuant to the terms of the agreement, the Company was required to prepare and file (and did so on a timely basis) no later than July 3, 2008, a Registration Statement with the SEC to register the resale of the shares of Common Stock issued to the consultant and the shares of Common Stock underlying the warrant.

Warrants:
The Company has issued common stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company. A total of 3,173,397 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of June 30, 2008 at prices ranging from $1.00 to $12.00 and expiring through June 2014.

In January 2008, the Company entered into a one year consulting agreement with a financial services firm (as described under “Common Stock” above). As consideration for these services, in February 2008, the Company issued to the consultant, (i) 50,000 shares of Common Stock; and (ii) two warrants to purchase an aggregate of 120,000 shares of Common Stock. The first warrant grants the consultant the right to purchase up to 20,000 shares of Common Stock at a per share purchase price equal to $2.00; and the second Warrant grants the consultant the right to purchase up to 100,000 shares of Common Stock at a per share purchase price equal to $5.00, all as set forth in the Warrants. The Warrants shall vest on a pro rata basis so long as services continue to be provided under the agreement and are exercisable until January 1, 2013, resulting in a charge to operations of $59,500 for the six months ended June 30, 2008. The issuance of such securities was subject to the approval of the American Stock Exchange, which approval was obtained in February 2008.

In May 2008, the Company completed a private placement of securities pursuant to which $900,000 in gross proceeds were raised (as described under “Common Stock,” above). Pursuant to the May 2008 private placement, the Company issued to each Investor units comprised of one share of Common Stock and one redeemable five-year warrant to purchase one share of Common Stock at a purchase price of $1.75 per share (the "Warrants"), at a per-Unit price of $1.20. The Warrants are not exercisable for a period of six months and thereafter are exercisable through May 19, 2013, and are redeemable by the Company if the Common Stock trades at a price equal to or in excess of $2.40 for a specified period of time. The Investors received certain registration rights for the shares of Common Stock underlying the Warrants, as described under “Common Stock,” above, and in July 2008 the Company timely filed a registration statement relating thereto. The warrants issued in connection with offering have a fair value of $518,000. As also described, the Company issued warrants to purchase an aggregate of 35,705 shares of Common Stock in partial payment of finder’s fees (the “Finder’s Warrants”), which Finder’s Warrants contain generally the same terms as the Warrants except they contain a cashless exercise feature and have piggyback registration rights for the resale of the shares underlying the Finder’s Warrants. The Finder Warrants have a fair value of $23,500.

In May 2008, the Company entered into a three month consulting agreement with a public relations and communications consultant focusing on specific consumer demographics (as described under “Common Stock,” above). As partial consideration for these services, the Company issued a five year warrant to purchase up to 30,000 shares of Common Stock, exercisable as to 10,000 shares each at $3.00, $4.00 and $5.00, respectively, all as set forth in the Warrant. The issuance of the securities under this agreement was subject to the approval of the American Stock Exchange, which approval was obtained on June 20, 2008 and the initial payments in Common Stock and the Warrant were issued. The Warrant is exercisable through June 19, 2013. This issuance of securities was approved by the Board of Directors. The issuance of the Warrant resulted in a charge to operations of $19,828.

In June 2008, the Company entered into a six month consulting agreement with an investor relations advisor (as described under “Common Stock,” above). As partial consideration for these services, the Company issued to the advisor, a five year warrant (the “Warrant”) to purchase up to 250,000 shares of Common Stock, vesting as to 41,667 shares on the date of execution of the consulting agreement (the “Execution Date”) and each of the first, second, third, fourth and fifth monthly anniversaries of the Execution Date (each, a “Vesting Date”) (except it shall vest as to 41,666 shares on the fourth and fifth anniversaries); provided, that on each Vesting Date the consulting agreement shall continue to be in effect, at an exercise price per share as follows: (a) as to 50,000 shares at an exercise price of $1.00 per share, (b) as to an additional 50,000 shares at an exercise price of $1.30 per share, (c) as to an additional 50,000 shares at an exercise price of $1.75 per share; (d) as to an additional 50,000 shares at an exercise price of $2.00 per share, and (e) as to an additional 50,000 shares at an exercise price of $3.00 per share, all as set forth in the Warrant. The issuance of the securities under this agreement was subject to the approval of the American Stock Exchange, which approval was obtained in June 2008 and the initial payments in Common Stock and the Warrant were issued. The Warrant is exercisable until June 19, 2013. Pursuant to the terms of the agreement, and as described under “Common Stock,” above, the Company was required to prepare and file (and did so on a timely basis) no later than July 3, 2008, a Registration Statement with the SEC to register the resale of the shares of Common Stock issued to the consultant and the shares of Common Stock underlying the Warrant. The issuance of the Warrant resulted in a charge to operations of $37,420 for the six months ended June 30, 2008.

At June 30, 2008 the outstanding warrants by range of exercise prices are as follows:

	Number Outstanding	Weighted Average Remaining	Number Exercisable
Exercise Price	June 30, 2008	Contractual Life (years)	June 30, 2008
$1.00 to $ 3.20	1,165,709	4.87	1,105,709
$3.20 to $ 5.40	84,250	2.66	84,250
$5.40 to $ 7.60	802,761	4.19	707,511
$7.60 to $ 9.80	1,088,678	3.92	1,088,678
$9.80 to $12.00	31,999.52		31,999
	3,173,397		3,018,147

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

The Company's results included share-based compensation expense of $556,802 and $368,078 for the three months ended June 30, 2008 and 2007, respectively and $1,202,223 and $573,895 for the six months ended June 30, 2008 and 2007, respectively. Such amounts have been included in the consolidated statements of operations within general and administrative expenses.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award.

The range of assumptions made in calculating the fair values of options are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected term (in years)	10	10	10	10
Expected volatility	100% to 140%	133%	100% to 140%	133% to 152%

Expected dividend yield	0%	0%	0%	0%

Risk-free interest rate	3.83% to 4.19%	4.95%	3.64% to 4.19%	4.51% to 4.95%

Stock option activity under the 2003 Equity Participation Plan is as follows:

			Weighted	Weighted Average	Aggregate
	Number of	Range of	Average	Remaining	Intrinsic
	Shares (1)	Exercise Price	Exercise Price	Contractual Term	Value
Balance at December 31, 2007	1,113,800	$1.70 - $25.00	$5.66
Granted	795,500	$0.95 - $1.67	$1.59
Exercised	-	-	-
Expired	-	-	-
Cancelled	(129,500)	-	$3.59
Balance at June 30, 2008	1,779,800	$0.95 - $25.00	$4.00	8.45	$-

Vested and Exercisable at June 30, 2008	1,013,216		$4.75	7.78	$-

(1) — All options are exercisable for a period of ten years.

	Number Outstanding	Weighted Average Remaining	Number Exercisable
Exercise Price	June 30, 2008	Contractual Life (years)	June 30, 2008
$0.95 to $ 4.36	821,500	9.64	337,500
$4.36 to $ 7.77	867,200	8.52	592,616
$ 7.77 to $ 11.18	50,000	7.58	42,000
$11.18 to $14.59	3,000	5.67	3,000
$14.59 to $25.00	38,100	6.97	38,100
	1,779,800		1,013,216

Options are usually granted at an exercise price at least equal to the fair value of the common stock at the grant date and may be granted to employees, Directors, consultants and advisors of the Company.

As of June 30, 2008, there was approximately $2,021,000 of total unrecognized compensation costs related to unvested stock option awards of which $307,000 of unrecognized compensation expense is related to stock options that vest over a weighted average life of .8 years. The balance of $1,714,000 of unrecognized compensation costs is related to stock options that vest based on the accomplishment of business milestones.

	Options	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2007	432,668	$4.94
Issued	795,500	1.50
Canceled	(129,500)	3.54
Vested	(332,084)	2.12
Non-Vested at March 31, 2008	766,584	$2.99

The total value of shares vested during the six months ended June 30, 2008 was $1,202,223.

Note 6 - Segment Information
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

Note 7 - Related Party Transactions
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

Note 8 - Subsequent Events

As described under “Common Stock” under Note 5, above, on February 15, 2008, the Company entered into a six month engagement agreement with a financial advisor pursuant to which they are acting as the Company’s exclusive financial advisor for the term in connection with a potential acquisition of a revenue generating business, in the United States or abroad, or similar transaction. As partial consideration, the Company agreed to issue shares of Common Stock with a $45,000 value based on the five day average of the closing prices of the Common Stock preceding the date of issuance which shall be paid on a pro rata basis during the term of the agreement. On July 15, 2008, the Company issued 8,803 shares of Common Stock to the financial advisor pursuant to this agreement; the value of these shares is approximately $7,000.

In July 2008, the Company entered into a two month extension of its agreement with the sales and marketing consultant described in “Common Stock” under Note 5, above, pursuant to which the consultant will continue to provide consultation services to the Company relating to business development, operations and staffing matters. In consideration for such services, the Company has agreed to issue to the Consultant pursuant to the 2003 EPP (i) 20,000 shares of Common Stock which shall vest as to 10,000 shares on the last day of each 30 day period during the term of the extended consulting agreement; and (ii) an option to purchase 20,000 shares of Common Stock at a per share purchase price equal to the closing price of the Common Stock on the date of execution of the extended agreement that shall vest and become exercisable as to 10,000 shares of Common Stock on the last day of each 30 day period during the extended term of the consulting agreement, subject in each case to the continued effectiveness of the extended agreement. In the event of full time employment of the consultant this vesting will be accelerated. All of such shares are subject to a six month period during which Consultant has agreed none of these shares will be sold. This issuance of shares was approved by the Compensation Committee of the Board of Directors. The value of these shares is $19,000 and the value of these options is approximately $18,000.

On July 28, 2008, in furtherance of the Company’s desire to increase its presence in the health and wellness industry, the Company entered into a two year consulting agreement with Margula Company LLC (“Margula”), pursuant to which Margula will provide various promotional services to the Company, including various speaking engagements (the “Margula Consulting Agreement”). These services will be primarily provided through Suzanne Somers. In consideration therefor, the Company will issue to Margula a five year warrant (the “Warrant”) to purchase up to an aggregate of 600,000 shares of Common Stock at $0.78 per share (the closing price of the Common Stock on the American Stock Exchange on the commencement date of the agreement) (the “Commencement Date”), which shall vest and become exercisable as to: (i) 200,000 shares upon the completion of a stated milestone; (ii) 100,000 shares upon the earlier of the completion of a stated milestone and December 31, 2008; (iii) 100,000 shares upon the earlier of the completion of an additional stated milestone and December 31, 2008; (iv) 100,000 shares upon the earlier of the completion of a stated milestone and September 30, 2009; and (v) 4,167 shares on each monthly anniversary of the Commencement Date through July 28, 2010 (with the final monthly vesting being 4,159), so long as on the respective vesting date the Margula Consulting Agreement shall not have been terminated. The effectiveness of the Warrant is subject to the prior approval of the American Stock Exchange. Pursuant to the terms of the Warrant, the Company is required to prepare and file no later than February 1, 2009, a Registration Statement with the SEC to register the resale of the shares of Common Stock underlying the Warrant. This issuance of securities was approved by the Board of Directors. The value of these warrants is approximately $394,000.

The Company currently intends to meet its cash requirements in the near term through financing activities and is also actively in the process of identifying an acquisition transaction or collaborative arrangement, both domestically and abroad, that will generate revenue. In the event these activities are not successful, the Company would need to curtail its operations. In August 2008, several members of senior management and senior staff voluntarily deferred the receipt of some or all of their salary until additional capital is raised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Quarterly Report on Form 10-Q and the documents incorporated herein contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this Quarterly Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "plan", "intend," "may," "will," "expect," "believe", "could," "anticipate," "estimate," or "continue" or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Forward-looking statements may not be realized due to a variety of factors, including, without limitation, (i) the Company’s ability to manage the business despite continuing operating losses and cash outflows; (ii) the Company’s ability to obtain sufficient capital or a strategic business arrangement to fund its operations; (iii) the Company’s ability to build the management and human resources and infrastructure necessary to support the growth of the business; (iv) competitive factors and developments beyond the Company’s control; (v) scientific and medical developments beyond the Company’s control; (vi) the Company’s inability to obtain appropriate governmental licenses or any other adverse effect or limitations caused by government regulation of the business; (vii) whether any of the Company’s current or future patent applications result in issued patents; and (viii) the other factors listed under “Risk Factors” in our annual report on Form 10-K/A for the year ended December 31, 2007 and other reports that we file with the Securities and Exchange Commission. The Company’s filings with the Securities and Exchange Commission are available for review at www.sec.gov under “Search for Company Filings.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

NeoStem is engaged in a platform business of operating a commercial autologous (donor and recipient are the same) adult stem cell bank and is pioneering the pre-disease collection, processing and long-term storage of stem cells from adult donors that they can access for their own future medical treatment.  We are managing a network of adult stem cell collection centers in major metropolitan areas of the United States. We have also entered the research and development arenas, through the acquisition of a worldwide exclusive license to an early-stage technology to identify and isolate rare stem cells from adult human bone marrow, called VSEL (very small embryonic-like) stem cells. VSELs have many physical characteristics typically found in embryonic stem cells, including the ability to differentiate into specialized cells found in substantially all the different types of cells and tissue that make up the body. On January 19, 2006, we consummated the acquisition of the assets of NS California, Inc., a California corporation (“NS California”) relating to NS California’s business of collecting and storing adult stem cells.  Effective with the acquisition, the business of NS California became our principal business, rather than our historic business of providing capital and business guidance to companies in the healthcare and life science industries.  The Company provides adult stem cell processing, collection and banking services with the goal of making stem cell collection and storage widely available, so that the general population will have the opportunity to store their own stem cells for future healthcare needs.

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

Initial participants in our collection center network have been single physician practices who opened collection centers in California, Pennsylvania and Nevada. Revenues generated by these early adopters have not been significant and are not expected to become significant. However, these centers have served as a platform for the development of the Company’s business model and the Company redirected its focus to multi-physician and multi-specialty practices in major metropolitan areas. Toward this end, the Company signed an agreement in June 2008 for a New York City stem cell collection center and anticipates this facility being operational in the fall of 2008. In July 2008, the Company signed an agreement for a Santa Monica, California based stem cell collection center to be opened by Stem Collect of Santa Monica LLC at The Hall Center and anticipates this facility being operational in the summer of 2008. Additionally, the Company signed an agreement with Celvida LLC pursuant to which a Southern Florida stem cell collection center located in Coral Gables, a suburb of Miami, is targeted to open in September 2008.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 Compared to Three Months June 30, 2007

For the three months ended June 30, 2008, total revenues were $23,500 compared to $6,000 for the three months ended June 30, 2007. The revenues generated in the three months ended June 30, 2008 are a combination of revenues from start up fees collected from physicians in the Company’s physician’s network, stem cell collection fees and monthly stem cell storage fees and the revenues generated in the three months ended June 30, 2007 were principally derived from a stem cell collection in the period.

Selling, general and administration expenses for the three months ended June 30, 2008 has increased by $419,000 or 21% over the three months ended June 30, 2007, from $1,960,400 to $2,379,000. During the last two years the Company has used a variety of equity instruments to pay for services in an effort to minimize its use of cash to incentivize staff and consultants and in the quarter ending June 30, 2008 the use of equity instruments was the primary source of increase in operating expenses. The use of equity instruments to pay for staff compensation, director fees, investor relations activities and investment banking services increased our operating expenses by $304,000, or 41%. Operating expenses funded by cash were $1,339,200 for the three months ended June 30, 2008 compared with $1,230,700 in cash funded expenses for the three months ended June 30, 2007, an increase of $108,500 or 9%. The increase in expenses was primarily related to an increase in salary and benefits of $84,300, investor relations activities of $81,600, and fees associated with registering additional shares on the American Stock Exchange of $38,000. These expense increases were offset by a reduction in legal fees of $101,600 and a reduction in a variety of other expenses that resulted in a net expense reduction of $6,200.

For the reasons cited above the net loss for the three months ended June 30, 2008 increased to $2,361,800 from $1,958,300 for the three months ended June 30, 2007.

Six Month Ended June 30, 2008 Compared to Six Months June 30, 2007

For the six months ended June 30, 2008, total revenues were $24,200 compared to $61,900 for the six months ended June 30, 2007. The revenues generated in the six months ended June 30, 2008 are a combination of revenues from start up fees collected from physicians in the Company’s physician’s network, stem cell collection fees and monthly stem cell storage fees and the revenues generated in the six months ended June 30, 2007 were principally a combination of revenues from start up fees collected from physicians in the Company’s physician’s network, stem cell collection fees and monthly stem cell storage fees. The reduction in revenues was due primarily to a reduction in fees collected from physicians in the Company’s physician’s network. The Company has reduced its activity in recruiting physicians and is concentrating its efforts on recruiting clients into the existing network in major metropolitan areas.

Selling, general and administration expenses for the six months ended June 30, 2008 has increased by $1,068,000 or 28% over the six months ended June 30, 2007, from $3,835,700 to $4,903,700. During the last two years the Company has used a variety of equity instruments to pay for services in an effort to minimize its use of cash to incentivize staff and consultants and in the six months ended June 30, 2008 the use of equity instruments was the primary source of increase in operating expenses. The use of equity instruments to pay for staff compensation, director fees, investor relations activities and investment banking services increased our operating expenses by $1,130,000, or 87%. Operating expenses funded by cash were $2,470,000 for the six months ended June 30, 2008 compared with $2,534,200 in cash funded expenses for the six months ended June 30, 2007, a decrease of $64,000 or 3%. The decrease in cash funded operating expenses was primarily related to a decrease in legal expense of $265,200, consulting fees of $93,500, laboratory expenses of $22,700 and laboratory validations expenses of $64,800, which decreases were offset by increases in salary and benefits of $213,300, marketing expenses of $41,400, depreciation expense of $18,000, office supplies of $15,000, telephone expense of $5,500, rent of $21,800, investor relations activities of $8,500, fees associated with registering additional shares on the American Stock Exchange of $52,200 and a variety of other expenses that resulted in a net expense increase of $6,300.

For the reasons cited above the net loss for the six months ended June 30, 2008 increased to $4,889,000 from $3,774,600 for the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

General

At June 30, 2008, the Company had working capital of $371,000. The Company generates revenues from its adult stem cell collection activities. To date, our revenues generated from such activities have not been significant and we had minimal adult stem cell collection activity in the first six months of 2008. The Company has met its immediate cash requirements through an offering of common stock and warrants completed in May 2008 in the amount of $900,000. The Company currently intends to meet its cash requirements in the near term through further financing activities and is also actively in the process of identifying an acquisition transaction or collaborative arrangement, both domestically and abroad, that will generate revenue. In the event these activities are not successful, the Company would need to curtail its operations. In August 2008, several members of senior management and senior staff voluntarily deferred the receipt of some or all of their salary until additional capital is raised.

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period indicated:

	Six Months Ended
	June 30, 2008	June 30, 2007
Cash (used) in Operating activities	$(2,698,000)	$(2,654,000)
Cash (used) in investing activities	$(2,400)))	$(19,200)
Cash provided by financing activities	$925,400	$2,292,000

At June 30, 2008 the Company had a cash balance of $529,000, working capital of $371,000 and a stockholders’ equity of $1,732,000. The Company incurred a net loss of $4,889,000 for the six months ended June 30, 2008. Such loss adjusted for non-cash items, including common stock, common stock option and common stock purchase warrant issuances which were related to services rendered of $2,408,000, and depreciation of $41,000 which was offset by cash settlements of various accounts payable, notes payable, accrued liabilities and increases in prepaid insurance expenses of $259,000, resulted in cash used in operations totaling $2,698,000 for the period ended June 30, 2008. Accordingly, the large difference between operating loss and cash used in operations was the result of a number of non-cash expenses charged to results of operations.

To meet its cash requirement for the three months ended June 30, 2008, the Company relied on an offering of common stock and warrants completed in May 2008 and its existing cash balances. The Company believes that it will need to raise additional capital or acquire a revenue generating business within the next twelve (12) months in order to fund operations. The Company’s history of losses and liquidity problems may make it difficult to raise additional funding. There can be no assurance that the Company will be able to obtain additional funding on terms acceptable to the Company. Any equity financing may be dilutive to stockholders and debt financing, if available, may involve significant restrictive covenants.

In November 2007, the Company acquired the exclusive, worldwide rights to very small embryonic like (VSEL) technology developed by researchers at the University of Louisville. These rights were acquired through the Company’s acquisition of Stem Cell Technologies, Inc., the licensee to a license agreement (the “License Agreement”) with the University of Louisville. Concurrent with acquiring these rights, the Company entered into a sponsored research agreement (the "Sponsored Research Agreement" or "SRA") with the University of Louisville Research Foundation (“ULRF”) under which the Company will support further research in the laboratory of Mariusz Ratajczak, M.D., Ph.D., a co-inventor of the VSEL technology and head of the Stem Cell Biology Program at the James Graham Brown Cancer Center at the University of Louisville. The term of the research is two and one-half years and shall commence after all applicable institution (e.g., institutional review board ("IRB")) and Federal approvals are obtained and upon the adult stem cell specimens required for the research being provided to the laboratory. The License Agreement requires the payment of certain license fees, royalties and milestone payments, payments for patent filings and applications and the use of due diligence in developing and commercializing the VSEL technology. The SRA requires periodic and milestone payments. All payments required to be made to date have been made. Under the License Agreement, upon the commencement of the research (which has not yet occurred pending receipt of IRB approvals and collection of the appropriate samples), the Company will be required to make payments of $66,000 in license issue fees and prepayment of patent costs and will be responsible for additional patent-related costs. Thereafter, an annual license maintenance fee of $10,000 will be required upon the issuance of a licensed patent and royalties will be payable based upon the sale of certain licensed products. Under the Sponsored Research Agreement, the Company agreed to support the research as set forth in a research plan in an amount of $375,000. Such costs are to be paid by the Company in accordance with a payment schedule which sets forth the timing and condition of each such payment over the term of the SRA, the first payment of $100,000 (for which there is a $50,000 credit) being due upon the commencement of the research. We will require additional research and development capacity and access to funds to meet our development obligations under the License Agreement and develop the VSEL technology. The Company has applied for Small Business Innovation Research (SBIR) grants and may also seek to obtain funds through applications for other State and Federal grants, direct investments, sublicensing arrangements as well as other funding sources to help offset all or a portion of these costs We are seeking to develop increased internal research capability and sufficient laboratory facilities or establish relationships with third parties to provide such research capability and facilities. In this regard, in July 2008 the Company hired a Director of Stem Cell Research and Laboratory Operations.

In October 2007, the Company entered into a development agreement with Stem Collect LLC (“Stem Collect”) to act as a developer of collection centers to join the Company’s network. Stem Collect agreed to make certain upfront payments of which $30,000 were paid through December 31, 2007. In December 2007, the parties amended the terms of this agreement to provide for the extension of certain other payment and notice periods under the development agreement and in March 2008 Stem Collect advised the Company that due diligence resulting in their revising their targeted locations and associated funding requirements were requiring that Stem Collect have additional time to meet its notice and payment obligations under the development agreement. After discussions between the parties, the original development agreement was terminated, and the Company anticipates discussing the terms of a new development agreement with Stem Collect. Pursuant to the original development agreement, a center agreement had been entered into with Stem Collect of Beverly Hills, LLC which has been replaced by a center agreement entered into in July 2008 with Stem Collect of Santa Monica, LLC for a center to be opened on the premises of The Hall Center in Santa Monica, California.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported in a complete, accurate and appropriate manner, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the Company's second fiscal quarter ended June 30, 2008 covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to reasonably ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and the breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15, that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

NEOSTEM, INC.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously reported on the Company’s Current Reports on Form 8-K dated March 20, 2008, May 20, 2008 and July 24, 2008, respectively.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits

10.1 Form of Subscription Agreement among NeoStem, Inc. and certain investors listed therein. (1)
10.2 Form of Redeemable Warrant to Purchase Shares of Common Stock of NeoStem, Inc. (1)
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(1)	Filed as an exhibit, numbered as indicated above, to the current report of the Company on Form 8-K, dated May 20, 2008, which exhibit is incorporated here by reference.
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOSTEM, INC. (Registrant)

By:	/s/ Robin Smith MD
Robin Smith MD, Chief Executive Officer

Date: August 14, 2008

By:	/s/ Larry A. May
Larry A. May, Chief Financial Officer

Date: August 14, 2008