Form 10-Q
period 2008-09-30
NeoStem, Inc.
filed 2008-11-14
CIK 320017

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________________ to _________________________

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
Yes ☐ No ☒

7,315,006 SHARES, $.001 PAR VALUE, AS OF November 14, 2008

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

I N D E X

		Page No.
Part I - Financial Information:

Item 1.	Consolidated Financial Statements (Unaudited):

	Consolidated Balance Sheets At September 30, 2008 and December 31, 2007	3

	Consolidated Statements of Operations for the three months and nine months ended September 30, 2008 and 2007	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	5

	Notes to Unaudited Consolidated Financial Statements	6-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4T.	Controls and Procedures	24

Part II - Other Information:

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of
	Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Securityholders	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

	Signatures	29

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NEOSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$794,367	$2,304,227
Accounts receivable, net of allowance for doubtful accounts of $41,000, and $19,500, respectively	11,518	24,605
Prepaid expenses and other current assets	113,542	46,248

Total current assets	919,427	2,375,080

Property and equipment, net	118,490	164,122
Goodwill	558,169	558,169
Intangible Asset	669,000	669,000
Other assets	22,779	8,778

	$2,287,865	$3,775,149

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$343,168	$158,453
Accrued liabilities	77,877	228,726
Note payable, due related party – current portion	-	24,022
Notes payable	10,345	4,720
Unearned revenues	5,153	2,902
Capitalized lease obligations – current portion	21,559	25,406
Total current liabilities	458,102	444,229

Capitalized lease obligations	-	14,726

Total Liabilities	458,102	458,955

Stockholders’ Equity:
Preferred stock; authorized, 5,000,000 shares Series B convertible redeemable preferred stock, liquidation value 10 shares of common stock per share; $0.01 par value; authorized, 825,000 shares; issued and outstanding, 10,000 shares	100	100

Common stock, $.001 par value; authorized, 500,000,000 shares; issued and outstanding, 7,130,006 September 30, 2008 and 4,826,055 December 31, 2007	7,130	4,826
Additional paid-in capital	39,439,706	34,802,309
Unearned compensation	(54,259)	(738,803)
Accumulated deficit	(37,562,914)	(30,752,238)

Total stockholders’ equity	1,829,763	3,316,194

	$2,287,865	$3,775,149

See accompanying notes to consolidated financial statements

NEOSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Earned revenues	$25,248	$12,559	$49,469	$74,471
Direct costs	(8,839)	(6,775)	(12,747)	(10,378)
Gross profit	16,409	5,784	36,722	64,093
Selling, general and administrative	1,935,743	4,327,512	6,839,461	8,163,257
Operating loss	(1,919,334)	(4,321,728)	(6,802,739)	(8,099,164)
Other income (expense):
Interest income	686	-	2,398	15,224
Interest expense	(3,066)	(5,917)	(10,335)	(18,301)

Net loss	$(1,921,714)	$(4,327,645)	$(6,810,676)	$(8,102,241)

Net loss per common share	($0.30)	($1.26)	($1.22)	($2.84)
Weighted average common shares outstanding	6,381,588	3,440,282	5,594,701	2,857,066

See accompanying notes to consolidated financial statements

NEOSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,

	2008	2007
Cash flows from operating activities:
Net loss	$(6,810,676)	$(8,102,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued and stock options granted for services rendered and interest expense	3,175,610	3,976,450
Depreciation	58,928	31,013
Bad debt provision	21,500	—
Deferred acquisition costs	—	1,253

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(67,295)	33,338
Accounts receivable	(8,413)	(36,419)
Unearned revenues	2,251	(1,289)
Accounts payable, accrued expenses, and other current liabilities	9,845	(450,592)

Net cash used in operating activities	(3,618,250)	(4,548,487)

Cash flows from investing activities:
Acquisition property and equipment	(7,296)	(66,723)
Security Deposit	(20,000)	—
Net cash used in investing activities	(27,296)	(66,723)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,148,635	7,899,377
Proceeds from advances on notes payable	131,617	338,432
Payments of capitalized lease obligations	(18,574)	(15,228)
Repayments of notes payable	(125,992)	(395,194)
Net cash provided by financing activities	2,135,686	7,827,387

Net (decrease)/increase in cash and cash equivalents	(1,509,860)	3,212,177

Cash and cash equivalents at beginning of period	2,304,227	436,659

Cash and cash equivalents at end of period	$794,367	$3,648,836

	Nine Months Ended September 30,
	2008	2007
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$10,335	$18,301

Supplemental Schedule of Non-cash Financing Activities:
Issuance of common stock for capital commitment	-	165,000
Issuance of restricted common stock for services	-	464,400
Issuance of common stock for services rendered	500,284	115,704
Issuance of restricted common stock for compensation	-	1,485,525
Forfeiture of restricted common stock for compensation	(8,021)	-
Issuance of common stock for compensation	132,534	55,410
Issuance of warrants for services	345,403	309,017
Issuance of common stock for payment of debt	5,646	-
Compensatory element of stock options	1,466,835	2,045,400
Vesting of restricted common stock during period	732,929	1,285,919

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

Note 2 - Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2008 and December 31, 2007, the results of operations for the three and nine months ended September 30, 2008 and 2007 and the cash flows for the nine months ended September 30, 2008 and 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

The Company has financed certain insurance polices and has notes payable at September 30, 2008 in the amount of $131,617 related to these policies. These notes require monthly payments and mature in less than one year.

Note 4 - Other Obligations
In November 2007, the Company acquired the exclusive, worldwide rights to very small embryonic like (VSEL) technology developed by researchers at the University of Louisville. These rights were acquired through the Company’s acquisition of Stem Cell Technologies, Inc., the licensee to a license agreement (the “License Agreement”) with the University of Louisville. Concurrent with acquiring these rights, the Company entered into a sponsored research agreement (the "Sponsored Research Agreement" or "SRA") with the University of Louisville Research Foundation (“ULRF”) under which the Company will support further research in the laboratory of Mariusz Ratajczak, M.D., Ph.D., a co-inventor of the VSEL technology and head of the Stem Cell Biology Program at the James Graham Brown Cancer Center at the University of Louisville. The term of the research is two and one-half years and shall commence after all applicable institution (e.g., institutional review board ("IRB")) and Federal approvals are obtained and upon the adult stem cell specimens required for the research being provided to the laboratory. The License Agreement requires the payment of certain license fees, royalties and milestone payments, payments for patent filings and applications and the use of due diligence in developing and commercializing the VSEL technology. The SRA requires periodic and milestone payments. All payments required to be made to date have been made. Under the License Agreement, upon the commencement of the research (which has not yet occurred pending receipt of IRB approvals and collection of the appropriate samples), the Company will be required to make payments of $66,000 in license issue fees and prepayment of patent costs and will be responsible for additional patent-related costs. Thereafter, an annual license maintenance fee of $10,000 will be required upon the issuance of a licensed patent and royalties will be payable based upon the sale of certain licensed products. Under the Sponsored Research Agreement, the Company agreed to support the research as set forth in a research plan in an amount of $375,000. Such costs are to be paid by the Company in accordance with a payment schedule which sets forth the timing and condition of each such payment over the term of the SRA, the first payment of $100,000 (for which there was originally a $50,000 credit) being due upon the commencement of the research. In October 2008, the SRA was amended to provide for certain additional research to be conducted as work preliminary to the first research aim under the SRA, for which approximately one-half of the $50,000 credit was utilized to pay the fee. We will require additional research and development capacity and access to funds to meet our development obligations under the License Agreement and develop the VSEL technology. The Company has applied for Small Business Innovation Research (SBIR) grants and may also seek to obtain funds through applications for other State and Federal grants, direct investments, sublicensing arrangements as well as other funding sources to help offset all or a portion of these costs We are seeking to develop increased internal research capability and sufficient laboratory facilities or establish relationships with third parties to provide such research capability and facilities. In this regard, in July 2008 the Company hired a Director of Stem Cell Research and Laboratory Operations.

Note 5 - Stockholders’ Equity

Common Stock:
Effective January 1, 2008, the Company entered into a one year consulting agreement with a financial services firm, pursuant to which this firm is providing consulting services during the term to the Company consisting of (i) reviewing the Company's financial requirements; (ii) analyzing and assessing alternatives for the Company's financial requirements; (iii) providing introductions to professional analysts and money managers; (iv) assisting the Company in financing arrangements to be determined and governed by separate and distinct financing agreements; (v) providing analysis of the Company's industry and competitors in the form of general industry reports provided directly to the Company; and (vi) assisting the Company in developing corporate partnering relationships. As consideration for these services, in February 2008, the Company issued to the consultant, (i) 50,000 shares of Common Stock; and (ii) two warrants to purchase an aggregate of 120,000 shares of Common Stock. This issuance of this stock resulted in a charge to operations for the nine months ended September 30, 2008 of $80,000 and $95,234 for the vested portion of the two warrants for the nine months ended September 30, 2008 . The issuance of such securities was subject to the approval of the American Stock Exchange, which approval was obtained in February 2008. This issuance of securities was approved by the Board of Directors.

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

In February 2008, the Company entered into a one year consulting agreement with a law firm to assist in funding efforts from the State and Federal Governments as well as other assignments from time to time, in consideration for which it issued to the firm 40,000 shares that vest ratably on a monthly basis during 2008. The issuance of the shares was subject to the approval of the American Stock Exchange, such approval was obtained in March 2008, and following this approval the shares were issued. The shares issued in connection with this agreement had a value of $72,800 which is being recognized as an operating expense over the term of the agreement, and has resulted in a charge to operations for the nine months ended September 30, 2008 of $48,533. This issuance of shares was approved by the Board of Directors.

On February 15, 2008, the Company entered into a six month engagement agreement with a financial advisor pursuant to which they are acting as the Company’s exclusive financial advisor for the term in connection with a potential acquisition of a revenue generating business, in the United States or abroad, or similar transaction. As partial consideration, the Company will issue shares of Common Stock with a $45,000 value based on the five day average of the closing prices of the Common Stock preceding the date of issuance which shall be paid on a pro rata basis during the term of the agreement. The issuance of such securities was subject to the approval of the American Stock Exchange. Such approval was obtained in March 2008, and following that approval the Company has issued to the financial advisor, through September 30, 2008, payments in stock under the agreement totaling 38,861 shares resulting in a charge to operations of $ 45,650. This issuance of shares was approved by the Board of Directors.

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

In February 2008, the Company entered into a six month advisory services agreement with a financial securities firm whereby this firm is providing financial consulting services and advice to the Company pertaining to its business affairs. In consideration for such services, the Company has agreed to issue 150,000 shares of common stock that shall be issued over the term of the advisory services agreement, provided that the advisory services agreement continues to be in effect. The issuance of such securities was subject to the approval of the American Stock Exchange, which approval was obtained on March 20, 2008, and on that date the Company issued under the advisory services agreement the initial payments in stock totaling 50,000 shares. Through September 30, 2008 a total of 90,000 shares have been issued, resulting in a charge to operations of $141,200. This issuance of shares was approved by the Board of Directors. The Company has terminated this Agreement and the remaining 60,000 shares will not be issued.

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

In May 2008, the Company entered into a two month agreement with a sales and marketing consultant pursuant to which the consultant will provide consultation services to the Company relating to business development, operations and staffing matters. In consideration for such services, the Company agreed to issue to the Consultant pursuant to the 2003 EPP: (i) 20,000 shares of Common Stock which shall vest as to 10,000 shares on the last day of each 30 day period during the term of the consulting agreement; and (ii) an option to purchase 20,000 shares of Common Stock at a per share purchase price equal to the closing price of the Common Stock on the date of grant that shall vest and become exercisable as to 10,000 shares of Common Stock on the last day of each 30 day period during the term of the consulting agreement, subject in each case to the continued effectiveness of the agreement. All of such shares are subject to a six month period during which Consultant has agreed none of these shares will be sold. The issuance of the equities resulted in a charge to operations of $27,600 for the Common Stock that was issued and $22,870 for the stock options. This issuance of securities was approved by the Compensation Committee of the Board of Directors. In July 2008, the Company entered into a two month extension of this agreement pursuant to which the consultant will continue to provide consultation services to the Company relating to business development, operations and staffing matters. In consideration for such services, the Company has agreed to issue to the Consultant pursuant to the 2003 EPP (i) 20,000 shares of Common Stock which shall vest as to 10,000 shares on the last day of each 30 day period during the term of the extended consulting agreement; and (ii) an option to purchase 20,000 shares of Common Stock at a per share purchase price equal to the closing price of the Common Stock on the date of execution of the extended agreement that shall vest and become exercisable as to 10,000 shares of Common Stock on the last day of each 30 day period during the extended term of the consulting agreement, subject in each case to the continued effectiveness of the extended agreement. In the event of full time employment of the consultant this vesting will be accelerated. All of such shares are subject to a six month period during which Consultant has agreed none of these shares will be sold. This issuance of shares was approved by the Compensation Committee of the Board of Directors. The issuance of these shares has resulted in a charge to operations of $16,400 and the issuance of the options resulted in a charge to operations of $13,926.

In May 2008, the Company entered into a two month agreement with a consultant pursuant to which the consultant will provide services to the Company relating to government affairs and related areas. In consideration for such services, the Company agreed to issue to the Consultant pursuant to the 2003 EPP: (i) 20,000 shares of Common Stock which shall vest as to 10,000 shares on the last day of each 30 day period during the term of the consulting agreement; and (ii) an option to purchase 20,000 shares of Common Stock at a per share purchase price equal to the closing price of the Common Stock on the date of grant that shall vest and become exercisable as to 10,000 shares of Common Stock on the last day of each 30 day period during the term of the consulting agreement, subject in each case to the continued effectiveness of the agreement. All of such shares are subject to a six month period during which Consultant has agreed none of the shares will be sold. The issuance of these equities resulted in a charge to operations of $26,000 for the Common Stock that was issued and $23,620 for the stock options. This issuance of securities was approved by the Compensation Committee of the Board of Directors.

In May 2008, the Company issued to a business development consultant for services previously rendered, 1,000 shares of Common Stock under the 2003 EPP which vested immediately. The issuance of these shares resulted in a charge to operations of $960. This issuance of shares was approved by the Compensation Committee of the Board of Directors.

In May 2008, the Company entered into a three month consulting agreement with a public relations and communications consultant focusing on specific consumer demographics. As partial consideration for these services, the Company agreed to issue: (i) 20,000 shares of Common Stock on each of (a) the date of execution of the agreement (the “Execution Date”), (b) thirty days after the Execution Date, and (c) sixty days after the Execution Date; and (ii) a five year warrant to purchase up to 30,000 shares of Common Stock (as described under “Warrants,” below), exercisable as to 10,000 shares each at $3.00, $4.00 and $5.00, respectively. The issuance of the securities under this agreement was subject to the approval of the American Stock Exchange, which approval was obtained on September 20, 2008 and the initial payments in Common Stock and the Warrant were issued. Through September 30, 2008, the Company issued 40,000 shares of the Company’s common stock resulting in a charge to operations of $36,800. This issuance of securities was approved by the Board of Directors. On July 26, 2008, the Company terminated this Agreement and the final 20,000 shares will not be issued.

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

On August 29, 2008, the Company entered into letter agreements with Dr. Robin L. Smith, its Chairman of the Board and Chief Executive Officer, Larry A. May, its Chief Financial Officer and Catherine M. Vaczy, its Vice President and General Counsel, as well as two additional employees, pursuant to which, in response to the Company’s efforts to conserve cash, each of such persons agreed to accept shares of the Company’s Common Stock in lieu of unpaid accrued salary. Dr. Smith agreed to accept in lieu of $24,437.50 in unpaid salary accrued during the period July 15, 2008 through August 31, 2008, 33,941 shares of the Company's Common Stock. Mr. May agreed to accept in lieu of $10,687.50 in unpaid salary accrued during the period July 15, 2008 through August 31, 2008, 14,844 shares of the Company's Common Stock. Ms. Vaczy agreed to accept in lieu of $10,578.50 in unpaid salary accrued during the period July 15, 2008 through August 31, 2008, 14,692 shares of the Company's Common Stock. The two other employees agreed to accept in lieu of an aggregate of $12,250 in unpaid salary accrued during the period July 15, 2008 through August 31, 2008, an aggregate of 17,014 shares of the Company’s Common Stock. The number of shares so issued to each such person was based on the closing price of the Common Stock on August 27, 2008, $.72, for which the Company agreed to pay total withholding taxes. All such shares were issued under the 2003 EPP. The Compensation Committee of the Board of Directors approved these arrangements on August 28, 2008. In addition, the vesting of an aggregate of 47,500 shares of the Company’s Common Stock granted to such persons under the 2003 EPP on September 27, 2007 was accelerated from September 27, 2008 to August 28, 2008, which arrangements were also approved by the Compensation Committee of the Board of Directors on August 28, 2008.

On September 2, 2008, the Company completed a private placement of securities pursuant to which $1,250,000 in gross proceeds was raised (the “September 2008 private placement”). On September 2, 2008, the Company entered into a Subscription Agreement (the "Subscription Agreement") with RimAsia Capital Partners, L.P., a pan-Asia private equity firm (the "Investor"). Pursuant to the Subscription Agreement, the Company issued to the Investor one million units (the "Units") at a per-unit price of $1.25, each Unit comprised of one share of its common stock, par value $.001 per share (the "Common Stock") and one redeemable five-year warrant to purchase one share of Common Stock at a purchase price of $1.75 per share (the "Warrants"). The Warrants are not exercisable for a period of six months and are redeemable by the Company if the Common Stock trades at a price equal to or in excess of $3.50 for a specified period of time or the dollar value of the trading volume of the Common Stock for each day during a specified period of time equals or exceeds $100,000. In the September 2008 private placement, the Company thus issued 1,000,000 Units to the Investor consisting of 1,000,000 shares of Common Stock and 1,000,000 redeemable Warrants, for an aggregate purchase price of $1,250,000.  Pursuant to the terms of the Subscription Agreement, the Company is required to prepare and file no later than one hundred and eighty (180) days after the closing of the September 2008 private placement, a Registration Statement with the SEC to register the resale of the shares of Common Stock issued to Investor and the shares of Common Stock underlying the Warrants.

Warrants:
The Company has issued common stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company. A total of 4,770,997 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of September 30, 2008 at prices ranging from $0.71 to $14.54 and expiring through September 2014.

In January 2008, the Company entered into a one year consulting agreement with a financial services firm (as described under “Common Stock” above). As consideration for these services, in February 2008, the Company issued to the consultant, (i) 50,000 shares of Common Stock; and (ii) two warrants to purchase an aggregate of 120,000 shares of Common Stock. The first warrant grants the consultant the right to purchase up to 20,000 shares of Common Stock at a per share purchase price equal to $2.00; and the second Warrant grants the consultant the right to purchase up to 100,000 shares of Common Stock at a per share purchase price equal to $5.00, all as set forth in the Warrants. The Warrants shall vest on a pro rata basis so long as services continue to be provided under the agreement and are exercisable until January 1, 2013, resulting in a charge to operations of $95,234 for the nine months ended September 30, 2008. The issuance of such securities was subject to the approval of the American Stock Exchange, which approval was obtained in February 2008.

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

In June 2008, the Company entered into a six month consulting agreement with an investor relations advisor (as described under “Common Stock,” above). As partial consideration for these services, the Company issued to the advisor, a five year warrant (the “Warrant”) to purchase up to 250,000 shares of Common Stock, vesting as to 41,667 shares on the date of execution of the consulting agreement (the “Execution Date”) and each of the first, second, third, fourth and fifth monthly anniversaries of the Execution Date (each, a “Vesting Date”) (except it shall vest as to 41,666 shares on the fourth and fifth anniversaries); provided, that on each Vesting Date the consulting agreement shall continue to be in effect, at an exercise price per share as follows: (a) as to 50,000 shares at an exercise price of $1.00 per share, (b) as to an additional 50,000 shares at an exercise price of $1.30 per share, (c) as to an additional 50,000 shares at an exercise price of $1.75 per share; (d) as to an additional 50,000 shares at an exercise price of $2.00 per share, and (e) as to an additional 50,000 shares at an exercise price of $3.00 per share, all as set forth in the Warrant. The issuance of the securities under this agreement was subject to the approval of the American Stock Exchange, which approval was obtained in June 2008 and the initial payments in Common Stock and the Warrant were issued. The Warrant is exercisable until June 19, 2013. Pursuant to the terms of the agreement, and as described under “Common Stock,” above, the Company was required to prepare and file (and did so on a timely basis) no later than July 3, 2008, a Registration Statement with the SEC to register the resale of the shares of Common Stock issued to the consultant and the shares of Common Stock underlying the Warrant. The issuance of the Warrant resulted in a charge to operations of $145,430 for the nine months ended September 30, 2008.

In July, 2008, in furtherance of the Company’s desire to increase its presence in the health and wellness industry, the Company entered into a two year consulting agreement with Margula Company LLC (“Margula”), pursuant to which Margula will provide various promotional services to the Company, including various speaking engagements (the “Margula Consulting Agreement”). These services will be primarily provided through Suzanne Somers. In consideration therefor, the Company issued to Margula a five year warrant (the “Warrant”) to purchase up to an aggregate of 600,000 shares of Common Stock at $0.78 per share (the closing price of the Common Stock on the American Stock Exchange on the commencement date of the agreement) (the “Commencement Date”), which shall vest and become exercisable as to: (i) 200,000 shares upon the completion of a stated milestone; (ii) 100,000 shares upon the earlier of the completion of a stated milestone (which milestone was achieved on October 13, 2008 and on that date the Warrant vested as to such 100,000 shares) and December 31, 2008; (iii) 100,000 shares upon the earlier of the completion of an additional stated milestone and December 31, 2008; (iv) 100,000 shares upon the earlier of the completion of a stated milestone and September 30, 2009; and (v) 4,167 shares on each monthly anniversary of the Commencement Date through July 28, 2010 (with the final monthly vesting being 4,159), so long as on the respective vesting date the Margula Consulting Agreement shall not have been terminated. The effectiveness of the Warrant was subject to the prior approval of the American Stock Exchange, which approval was obtained on September 2, 2008. Pursuant to the terms of the Warrant, the Company is required to prepare and file no later than February 1, 2009, a Registration Statement with the SEC to register the resale of the shares of Common Stock underlying the Warrant. This issuance of securities was approved by the Board of Directors. The value of these warrants is $421,260 and resulted in a charge to operations of $84,912.

On September 2, 2008, the Company completed a private placement of securities pursuant to which $1,250,000 in gross proceeds was raised (as described under “Common Stock” above). Pursuant to the September 2008 private placement , the Company issued to the Investor one million Units at a per-unit price of $1.25, each Unit comprised of one share Common Stock and one redeemable five-year warrant to purchase one share of Common Stock at a purchase price of $1.75 per share (the "Warrants"). The Warrants are not exercisable for a period of six months and are redeemable by the Company if the Common Stock trades at a price equal to or in excess of $3.50 for a specified period of time or the dollar value of the trading volume of the Common Stock for each day during a specified period of time equals or exceeds $100,000. The Investor received certain registration rights for the shares underlying the Warrants, as described under “Common Stock” above. These warrants have a value of approximately $583,000.

In the Company’s August 2007 public offering, units were issued comprised of shares of the Company’s Common Stock and Class A warrants to purchase an aggregate of 635,000 shares of Common Stock. The Company also issued to its underwriter group warrants (the “Underwriter Warrants”) to purchase an aggregate of 95,250 shares of Common Stock. The Class A Warrants were issued pursuant to the terms of a Restated Warrant Agreement made as of August 14, 2007 between the Company and the Class A Warrant agent. The Underwriter Warrants were issued individually to each member of the underwriting group. The Underwriter Warrants had a higher exercise price ($6.50) than that of the Class A Warrants, and unlike the Class A Warrants, could not be exercised for a period of one year from the date of issuance and contained provisions for cashless exercise. In September, 2008 the Company made the determination that certain of the Underwriter Warrants, exercisable for an aggregate of 86,865 shares of Common Stock, should be accounted for as a derivative liability and reported on our balance sheet as such commencing as of September 30, 2008. For information purposes, upon the closing of our August 2007 public offering the fair value and thus the derivative liability value of these certain Underwriter Warrants was $195,551 and in the table below are the derivative liability values of these Underwriter Warrants at end of each quarter since the closing of our August 2007 public offering:

Date	Derivative Liability Value
9/30/2007	$107,713
12/31/2007	$4,344
3/31/2008	$5,212
6/30/2008	$35
9/30/2008	$13

At September 30, 2008 all of our outstanding warrants by range of exercise prices are as follows:

	Number Outstanding	Weighted Average Remaining	Number Exercisable
Exercise Price	September 30, 2008	Contractual Life (years)	September 30, 2008
$ 0.71 to $ 4.17	2,675,709	4.79	1,077,379
$ 4.17 to $ 7.63	977,011	3.83	943,675
$ 7.63 to $ 11.08	1,086,278	3.68	1,086,278
$11.08 to $ 14.54	31,999.03		31,999
	4,770,997		3,139,331

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

The Company's results included share-based compensation expense of $323,424 and $1,471,505 for the three months ended September 30, 2008 and 2007, respectively and $1,525,649 and $2,045,400 for the nine months ended September 30, 2008 and 2007, respectively. Such amounts have been included in the consolidated statements of operations within general and administrative expenses.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award.

The range of assumptions made in calculating the fair values of options are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected term (in years)	10	10	10	10

Expected volatility	119% to 158%	343% to 346%	100% to 158%	133% to 346%

Expected dividend yield	0%	0%	0%	0%

Risk-free interest rate	3.64% to 4.09%	4.58% to 4.95%	3.64% to 4.19%	4.51% to 4.95%

Stock option activity under the 2003 Equity Participation Plan is as follows:

	Number of Shares (1)	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2007	1,113,800	$1.70 - $25.00	$5.66
Granted	893,000	$0.71 - $1.67	$1.53
Exercised	(2,500)	-	$0.75
Expired	-	-	-
Cancelled	(304,000)	-	$2.87
Balance at September 30, 2008	1,700,300	$0.71 - $25.00	$4.00	8.21	$9,425

Vested and Exercisable at September 30, 2008	1,127,050		$4.43	7.75	$7,363

(1)	— All options are exercisable for a period of ten years.

	Number Outstanding	Weighted Average Remaining	Number Exercisable
Exercise Price	September 30, 2008	Contractual Life (years)	September 30, 2008
$0.71 to $ 4.17	807,000	9.32	472,750
$4.17 to $ 7.63	802,200	8.33	571,200
$ 7.63 to $ 11.08	50,000	7.20	42,000
$11.08 to $14.54	3,000	5.42	3,000
$14.54 to $25.00	38,100	6.77	38,100
	1,700,300		1,124,050

Options are usually granted at an exercise price at least equal to the fair value of the common stock at the grant date and may be granted to employees, Directors, consultants and advisors of the Company.

As of September 30, 2008, there was approximately $1,655,900 of total unrecognized compensation costs related to unvested stock option awards of which $236,000 of unrecognized compensation expense is related to stock options that vest over a weighted average life of .5 years. The balance of $1,419,900 of unrecognized compensation costs is related to stock options that vest based on the accomplishment of business milestones.

	Options	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2007	432,668	$4.94
Issued	893,000	1.46
Canceled	(304,000)	2.77
Vested	(445,918)	1.98
Exercised	(2,500)
Non-Vested at September 30, 2008	573,250	$3.18

The total value of shares vested during the nine months ended September 30, 2008 was $1,525,649.

Note 6 - Segment Information
Until April 30, 2001, the Company operated in two segments; as a reinsuror and as a seller of extended warranty service contracts through the Internet. The reinsurance segment has been discontinued and the Company’s remaining revenues are derived from the run-off of its sale of extended warranties and service contracts via the Internet. Additionally, the Company established a new business in the banking of adult autologous stem cells sector. The Company’s operations are conducted entirely in the U.S. Although the Company has realized minimal revenue from the banking of adult autologous stem cells, the Company was operating in two segments until the “run-off”was completed. As of March 31, 2007 the run off of the sale of extended warranties and service contracts was completed.

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

Note 8 - Subsequent Events

October 2008 Private Placement

On October 23, 2008, the Company completed a private placement of securities pursuant to which $250,000 in gross proceeds was raised (the “October 2008 private placement”). On October 15, 2008, the Company entered into a Subscription Agreement (the "Subscription Agreement") with an accredited investor listed therein (the "Investor"). Pursuant to the Subscription Agreement, the Company issued to the Investor 200,000 units (the "Units") at a per-unit price of $1.25, each Unit comprised of one share of its Common Stock and one five-year warrant to purchase one share of Common Stock at a purchase price of $1.75 per share (the "Warrants"). The Warrants are not exercisable for a period of six months. In the October 2008 private placement, the Company thus issued 200,000 Units to the Investor consisting of 200,000 shares of Common Stock and 200,000 Warrants, for an aggregate purchase price of $250,000. The issuance of the Units was subject to the prior approval of the American Stock Exchange, which approval was obtained on October 23, 2008, and on that date the Units were issued. Pursuant to the terms of the Subscription Agreement, the Company is required to prepare and file no later than one hundred and eighty (180) days after the final closing of the October 2008 private placement, a Registration Statement with the SEC to register the resale of the shares of Common Stock issued to the Investor and the shares of Common Stock underlying the Warrants.

Agreement and Plan of Merger

On November 2, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with China Biopharmaceuticals Holdings, Inc., a Delaware corporation ("CBH"), China Biopharmaceuticals Corp., a British Virgin Islands corporation and wholly-owned subsidiary of CBH ("CBC"), and CBH Acquisition LLC, a Delaware limited liability company and wholly-owned subsidiary of NeoStem ("Merger Sub"). The Merger Agreement contemplates the merger of CBH with and into Merger Sub, with Merger Sub as the surviving entity (the “Merger”); provided, that prior to the consummation of the Merger, CBH will spin off all of its shares of capital stock of CBC to CBH’s stockholders in a liquidating distribution so that the only material assets of CBH following such spin-off (the "Spin-off") will be CBH's 51% ownership interest in Suzhou Erye Pharmaceuticals Company Ltd. (“Erye”), a Sino-foreign joint venture with limited liability organized under the laws of the People’s Republic of China (the "PRC"), plus net cash which shall not be less than $550,000. Erye specializes in research and development, production and sales of pharmaceutical products, as well as chemicals used in pharmaceutical products. Erye, which has been in business for more than 50 years, currently manufactures over 100 drugs on seven Good Manufacturing Practices (GMP) lines, including small molecule drugs.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, all of the shares of common stock, par value $.01 per share, of CBH ("CBH Common Stock"), issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time") will be converted into the right to receive, in the aggregate, 7,500,000 shares of NeoStem Common Stock (of which 150,000 shares will be held in escrow pursuant to the terms of an escrow agreement to be entered into between CBH and NeoStem). Subject to the cancellation of outstanding warrants to purchase shares of CBH Common Stock held by RimAsia Capital Partners, L.P. ("RimAsia"), a current holder of approximately 14% of the outstanding shares of NeoStem Common Stock and the sole holder of shares of Series B Convertible Preferred Stock, par value $0.01 per share, of CBH (the "CBH Series B Preferred Stock"), all of the shares of CBH Series B Preferred Stock issued and outstanding immediately prior to the Effective Time will be converted into (i) 5,383,009 shares of NeoStem Common Stock, (ii) 6,977,512 shares of Series C Convertible Preferred Stock, without par value, of NeoStem, each with a liquidation preference of $1.125 per share and convertible into shares of NeoStem Common Stock at a conversion price of $.90 per share, and (iii) warrants to purchase 2,400,000 shares of NeoStem Common Stock at an exercise price of $0.80 per share.

At the Effective Time, in exchange for cancellation of all of the outstanding shares of Series A Convertible Preferred Stock, par value $.01 per share, of CBH (the "CBH Series A Preferred Stock") held by Stephen Globus, a director of CBH, and/or related persons, NeoStem will issue to Mr. Globus and/or related persons an aggregate of 50,000 shares of NeoStem Common Stock. NeoStem also will issue 60,000 shares of NeoStem Common Stock to Mr. Globus and 40,000 shares of NeoStem Common Stock to Chris Peng Mao, the Chief Executive Officer of CBH, in exchange for the cancellation and the satisfaction in full of indebtedness in the aggregate principal amount of $90,000, plus any and all accrued but unpaid interest thereon, and other obligations of CBH to Globus and Mao. NeoStem will bear 50% of up to $450,000 of CBH's expenses post-merger, and satisfaction of the liabilities of Messrs. Globus and Mao will count toward that obligation. NeoStem also will issue 200,000 shares to CBC to be held in escrow, payable if NeoStem successfully consummates its previously announced acquisition of control of Shandong New Medicine Research Institute of Integrated Traditional and Western Medicine Limited Liability Company and there are no further liabilities above $450,000.

Also at the Effective Time, subject to acceptance by the holders of all of the outstanding warrants to purchase shares of CBH Common Stock (other than warrants held by RimAsia), such warrants shall be canceled and the holders thereof shall receive warrants to purchase up to an aggregate of up to 2,012,097 shares of NeoStem Common Stock at an exercise price of $2.50 per share.

Upon consummation of the transactions contemplated by the Merger, NeoStem will own 51% of the ownership interests in Erye, and Suzhou Erye Economy and Trading Co. Ltd., a limited liability company organized under the laws of the PRC ("EET"), will own the remaining 49% ownership interest. In connection with the execution of the Merger Agreement, NeoStem, Merger Sub and EET have negotiated a revised joint venture agreement (the "Joint Venture Agreement"), which, subject to finalization and approval by the requisite PRC governmental authorities, will become effective and will govern the rights and obligations with respect to their respective ownership interests in Erye. Pursuant to the terms and conditions of the Joint Venture Agreement, dividend distributions to EET and NeoStem will be made in proportion to their respective ownership interests in Erye; provided, however, that for the three-year period commencing on the first day of the first fiscal quarter after the Joint Venture Agreement becomes effective, (i) 49% of undistributed profits (after tax) will be distributed to EET and lent back to Erye by EET for use by Erye in connection with the construction of a new plant for Erye; (ii) 45% of the net profit (after tax) will be provided to Erye as part of the new plant construction fund, which will be characterized as paid-in capital for NeoStem's 51% interest in Erye; and (iii) 6% of the net profit will be distributed to NeoStem directly for NeoStem’s operating expenses. In the event of the sale of all of the assets of Erye or liquidation of Erye, NeoStem will be entitled to receive the return of such additional paid-in capital before distribution of Eyre’s assets is made based upon the ownership percentages of NeoStem and EET, and upon an initial public offering of Erye which raises at least 50,000,000 RMB (or approximately U.S. $7,100,000), NeoStem will be entitled to receive the return of such additional paid-in capital.

Pursuant to the Merger Agreement, NeoStem has agreed to use its reasonable best efforts to cause the members of NeoStem's Board of Directors to consist of the following five members promptly following the Effective Time: Robin L. Smith (Chairman), current Chairman of the Board and Chief Executive Officer of NeoStem; Madam Zhang Jian, the Chairman and Chief Financial Officer of CBH, the General Manager of Erye and a 10% holder of EET, and Richard Berman, Steven S. Myers and Joseph Zuckerman, each a director of NeoStem (the latter three to be independent directors, as defined under the American Stock Exchange listing standards). Within four months following the Effective Time, NeoStem’s Board of Directors will, in accordance with NeoStem’s bylaws, as amended, cause the number of members constituting the Board of Directors of NeoStem to be increased from five to seven and to fill the two vacancies created thereby with a designee of RimAsia, who will initially be Eric Wei, and with an independent director (as defined under the American Stock Exchange listing standards) to be selected by a nominating committee of the Board of Directors of NeoStem. NeoStem has started to identify candidates for the independent director positions to contribute to the new direction of NeoStem.

In connection with the Merger, NeoStem intends to file with the Securities and Exchange Commission (the “SEC”) a combined registration statement and proxy statement on Form S-4 (including any amendments, supplements and exhibits thereto, the “Proxy Statement/Registration Statement”) with respect to, among other things, the shares of NeoStem Common Stock to be issued in the Merger (the "Issuance") and a proposed amendment to NeoStem’s certificate of incorporation to effect an increase in NeoStem’s authorized shares of preferred stock, without par value, that may be necessary to consummate the transactions contemplated by the Merger Agreement (the “Charter Amendment"). The Merger has been approved by the NeoStem Board of Directors. The Issuance and Charter Amendment contemplated by the Merger Agreement are subject to approval by the stockholders of NeoStem and the Merger, the Spin-Off and the other transactions contemplated by the Merger Agreement are subject to approval by the stockholders of CBH.

In connection with execution of the Merger Agreement, each of the officers and directors of CBH, RimAsia, Erye and EET have entered into a lock-up and voting agreement, pursuant to which they have agreed to vote their shares of CBH Common Stock in favor of the Merger and to the other transactions contemplated by the Merger Agreement and are prohibited from selling their CBH Common Stock and/or NeoStem Common Stock from November 2, 2008 through the expiration of the six-month period immediately following the consummation of the transactions contemplated by the Merger Agreement (the "Lock-Up Period"). Similarly, the officers and directors of NeoStem have entered into a lock-up and voting agreement, pursuant to which they have agreed to vote their shares of NeoStem Common Stock in favor of the Issuance and are prohibited from selling their NeoStem Common Stock during the Lock-Up Period.

The transactions contemplated by the Merger Agreement are subject to the authorization for listing on the American Stock Exchange (or any other stock exchange on which shares of NeoStem Common Stock are listed) of the shares to be issued in connection with the Merger, shareholder approval, approval of NeoStem's acquisition of 51% ownership interest in Erye by relevant PRC governmental authorities, receipt of a fairness opinion and other customary closing conditions set forth in the Merger Agreement. The Merger currently is expected to be consummated in the first quarter of 2009.

The foregoing description of the Merger Agreement is not complete and is qualified in its entirety by reference to the Merger Agreement, which is incorporated as Exhibit 2.1 hereto.

Share Exchange

On November 2, 2008, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”), with China StemCell Medical Holding Limited, a Hong Kong company (the "HK Entity"), Shandong New Medicine Research Institute of Integrated Traditional and Western Medicine Limited Liability Company, a China limited liability company ("Shandong"), Beijing HuaMeiTai Bio-technology Limited Liability Company (“WFOE”) and Zhao Shuwei, the sole shareholder of the HK Entity (“HK Shareholder”), pursuant to which NeoStem agreed to acquire from the HK Entity all of the outstanding interests in the HK Entity, and through a series of contractual arrangements described below, establish control over Shandong. Shandong is engaged in the business (the "Shandong Business") of research, development popularization and transference of regenerative medicine technology (except for those items for which it does not have special approval) in the PRC.

The HK Shareholder owns 100% of the ownership interests in the HK Entity, and the HK Entity owns 100% of ownership interests in the WFOE. The WFOE has established control over Shandong through a series of contractual arrangements memorialized through several documents known as variable interest entity documents (collectively, the “VIE Documents”). The relevant VIE Documents, to which the WFOE, Shandong and the founder of Shandong, Dr. Wang Taihua, are parties, include a power of attorney, an exclusive technical and consulting service agreement, a loan agreement, a share pledge agreement and an exclusive option agreement.

Pursuant to the terms and subject to the conditions set forth in the Share Exchange Agreement, NeoStem will acquire all of the outstanding shares of capital stock of the HK Entity (the "HK Shares"), in exchange (the "Share Exchange") for up to 5,000,000 shares (the “Exchange Shares”) of NeoStem Common Stock. The Exchange Shares will be issuable at the closing of the transactions contemplated by the Share Exchange Agreement (the "Closing") as follows: (i) 4,000,000 shares of NeoStem Common Stock will be issued to the HK Shareholder and (ii) 1,000,000 shares of NeoStem Common Stock will be issued to the HK Shareholder in escrow (the "Escrow Shares"), the certificates for which will be held pursuant to the terms of an escrow agreement to be entered into between NeoStem and the HK Shareholder. Subject to the terms and conditions of the escrow agreement, 500,000 Escrow Shares will be released from escrow within 30 days after the first 50,000,000 RMB (or approximately U.S. $7,100,000) sales revenue are achieved in the PRC by Shandong (the "Revenue Milestone") and 500,000 Escrow Shares will be released within 30 days after the last of three collection and storage banks in three provinces in the PRC (i.e., one such bank in each such province) is established by Shandong (the "Storage Bank Milestone"). 500,000 Escrow Shares will revert to NeoStem if the Revenue Milestone is not met on or before December 31, 2009 and 500,000 Escrow Shares will revert to NeoStem if the Storage Bank Milestone is not met on or before the date of the second anniversary of the Closing.

In connection with the Share Exchange, NeoStem intends to file with the SEC the combined Proxy Statement/Registration Statement referred to under Agreement and Plan of Merger (above), to, among other things, seek stockholder approval of the Share Exchange. The Share Exchange has been approved by the NeoStem Board of Directors, subject to approval by the stockholders of NeoStem.

The transactions contemplated by the Share Exchange Agreement are subject to the authorization for listing on the American Stock Exchange (or any other stock exchange on which shares of NeoStem Common Stock are listed or quoted) of the Exchange Shares, stockholder approval, regulatory approval and other customary closing conditions set forth in the Share Exchange Agreement. The Share Exchange currently is expected to close in the first quarter of 2009.

The foregoing description of the Share Exchange Agreement is not complete and is qualified in its entirety by reference to the Share Exchange Agreement, which is incorporated as Exhibit 2.2 hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the documents incorporated herein contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this Quarterly Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "plan", "intend," "may," "will," "expect," "believe", "could," "anticipate," "estimate," or "continue" or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Forward-looking statements may not be realized due to a variety of factors, including, without limitation, (i) the Company’s ability to manage the business despite continuing operating losses and cash outflows; (ii) the Company’s ability to obtain sufficient capital or a strategic business arrangement to fund its operations; (iii) the Company’s ability to build the management and human resources and infrastructure necessary to support the growth of the business; (iv) competitive factors and developments beyond the Company’s control; (v) scientific and medical developments beyond the Company’s control; (vi) the Company’s inability to obtain appropriate governmental licenses or any other adverse effect or limitations caused by government regulation of the business; (vii) whether any of the Company’s current or future patent applications result in issued patents; and (viii) the other factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 28, 2008, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 29, 2008 (collectively, the “NeoStem Form 10-K) and other reports that we file with the Securities and Exchange Commission. Additional risks and uncertainties relate to the proposed Merger and proposed Share Exchange that may cause actual future experience and results to differ materially from those discussed in these forward-looking statements. Important factors related to the proposed Merger that might cause such a difference include, but are not limited to, costs related to the Merger; failure of NeoStem's or CBH’s stockholders to approve the Merger; NeoStem's or CBH's inability to satisfy the conditions of the Merger; NeoStem's inability to maintain its American Stock Exchange listing; the inability to integrate NeoStem’s and CBH's businesses successfully; the need for outside financing to meet capital requirements; failure to have an effective Joint Venture Agreement satisfactory to the parties and regulatory authorities and other events and factors disclosed herein under Part II, Item 1A, Risk Factors, and previously and from time to time in NeoStem’s filings with the SEC, including the NeoStem Form 10-K, and the Proxy Statement/Registration Statement. Important factors related to the Share Exchange that might cause such a difference include, but are not limited to, costs related to the Share Exchange; failure of NeoStem’s stockholders to approve the Share Exchange; an inability to satisfy the conditions of the Share Exchange; NeoStem's inability to maintain its American Stock Exchange listing; the inability to integrate NeoStem’s and Shandong's businesses successfully; the need for outside financing to meet capital requirements; and other events and factors disclosed herein under Part II, Item 1A, Risk Factors, and previously and from time to time in NeoStem’s filings with the SEC, including the NeoStem Form 10-K, and to be disclosed in the Proxy Statement/Registration Statement. The Company’s filings with the Securities and Exchange Commission are available for review at www.sec.gov under “Search for Company Filings.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Initial participants in our collection center network have been single physician practices who opened collection centers in California, Pennsylvania and Nevada. Revenues generated by these early adopters have not been significant and are not expected to become significant. However, these centers have served as a platform for the development of the Company’s business model and today the Company is focusing on multi-physician and multi-specialty practices joining its network in major metropolitan areas. Toward this end, the Company signed an agreement in June 2008 for a New York City stem cell collection center and this facility will become operational by the end of 2008. In July 2008, the Company signed an agreement for a Santa Monica, California based stem cell collection center to be opened by Stem Collect of Santa Monica LLC at The Hall Center. This facility became operational in the fall of 2008. Additionally, the Company signed an agreement with Celvida LLC pursuant to which a Southern Florida stem cell collection center located in Coral Gables, a suburb of Miami, became operational in September 2008. The Company is considering whether to continue to keep the single-physician Pennsylvania center active given poor performance of the center and the failure of the center to comply with certain financial obligations under its collection center agreement.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

For the three months ended September 30, 2008, total revenues were $25,200 compared to $12,600 for the three months ended September 30, 2007. The revenues generated in the three months ended September 30, 2008 are a combination of revenues from start up fees collected from physicians in the Company’s physician’s network, stem cell collection fees and monthly stem cell storage fees and the revenues generated in the three months ended September 30, 2007 were principally derived from stem cell collections in the period.

Selling, general and administration expenses for the three months ended September 30, 2008 has decreased by $2,392,000 or 55% over the three months ended September 30, 2007, from $4,328,000 to $1,936,000. This decrease in operating expense is the result of management decisions to reduce various operating expenses to conserve cash and reduce our operating loss. During the last two years the Company has used a variety of equity instruments to pay for services in an effort to minimize its use of cash to incentivize staff and consultants and in the quarter ending September 30, 2008 the reduced use of equity instruments was the primary source of decrease in operating expenses. The reduced use of equity instruments to pay for staff compensation and director fees decreased our operating expenses by $1,856,000, or 73%. Operating expenses funded by cash were $1,253,000 for the three months ended September 30, 2008 compared with $1,789,00 in cash funded expenses for the three months ended September 30, 2007, a decrease of $536,000 or 30%. The decrease in cash expenses was primarily related to a decrease in salary and benefits of $150,000, investor relations activities of $222,000, travel and entertainment expenses of $69,000, rent expense of $32,000, validation expenses required for New York licensing of $64,000, and consulting fees of $71,000. These expense decreases were offset by an increase in marketing expense of $39,000, accounting fees of $30,000 and a reduction in a variety of other expenses that resulted in a net expense increase of $3,000.

For the reasons cited above the net loss for the three months ended September 30, 2008 was reduced to $1,922,000 from $4,328,000 for the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

For the nine months ended September 30, 2008, total revenues were $49,500 compared to $74,500 for the nine months ended September 30, 2007. The revenues generated in the nine months ended September 30, 2008 are a combination of revenues from start up fees collected from physicians in the Company’s physician’s network, stem cell collection fees and monthly stem cell storage fees and the revenues generated in the nine months ended September 30, 2007 were principally a combination of revenues from start up fees collected from physicians in the Company’s physician’s network, stem cell collection fees and monthly stem cell storage fees. The reduction in revenues was due primarily to a reduction in fees collected from physicians in the Company’s physician’s network. The Company has reduced its activity in recruiting physicians and is concentrating its efforts on recruiting clients into the existing network in the Greater New York area, Southern California and Coral Gables.

Selling, general and administration expenses for the nine months ended September 30, 2008 has been reduced, by $1,324,000 or 16% over the nine months ended September 30, 2007, from $8,163,000 to $6,839,000. This decrease in operating expense is the result of management decisions to reduce various operating expenses to conserve cash and reduce our operating loss. During the last two years the Company has used a variety of equity instruments to pay for services in an effort to minimize its use of cash to incentivize staff and consultants and in the nine months ended September 30, 2008 the reduced use of equity instruments was the primary source of decrease in operating expenses.. The reduced use of equity instruments to pay for staff compensation and director fees decreased our operating expenses by $843,000, or 21%. Operating expenses funded by cash were $3,706,000 for the nine months ended September 30, 2008 compared with $4,185,000 in cash funded expenses for the nine months ended September 30, 2007, a decrease of $479,000 or 11%. The decrease in cash funded operating expenses was primarily related to a decrease in legal expense of $273,000, investor relations expense of $230,000, consulting fees of $62,000, validation expenses required for New York licensing of $55,000, stock exchange fees of $37,000, laboratory expenses of $17,000 and travel and entertainment expenses of $69,000, which decreases were offset by increases in salary and benefits of $63,000, marketing expenses of $81,000, accounting fees of $36,000, research and development fees primarily related to fees due the University of Louisville in connection with our VSEL license of $54,000, investment banking fees of $25,000 and a variety of other expenses that resulted in a net expense increase of $5,000.

For the reasons cited above the net loss for the nine months ended September 30, 2008 decreased to $6,811,000 from $8,102,000 for the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

General

At September 30, 2008, the Company had working capital of $461,000. The Company generates revenues from its adult stem cell collection activities. To date, our revenues generated from such activities have not been significant and we had minimal adult stem cell collection activity in the first nine months of 2008. The Company has met its immediate cash requirements through an offering of common stock and warrants completed in May 2008 in the amount of $900,000 and September 2008 of $1,250,000. In addition to the $250,000 raised in October 2008 through an offering of common stock and warrants, the Company currently intends to meet its cash requirements in the near term through further financing activities. In the event these activities are not successful, the Company would need to curtail its operations. The Company had been exploring acquisition opportunities of revenue generating businesses. The Company recently entered into the Merger Agreement to acquire the 51% interest in Erye, which has been in business for more than 50 years and currently manufactures over 100 drugs on seven Good Manufacturing Practices (GMP) lines, including small molecule drugs. Erye specializes in research and development, production and sales of pharmaceutical products, as well as chemicals used in pharmaceutical products. The Company also recently entered into the Share Exchange Agreement to establish control over Shandong, which is engaged in the business of research, development popularization and transference of regenerative medicine technology (except for those items for which it does not have special approval) in the PRC.

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period indicated:

	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash (used) in Operating activities	$(3,618,000)	$(4,548,000)
Cash (used) in investing activities	$(27,000)	$(67,000)
Cash provided by financing activities	$2,136,000	$7,827,000

At September 30, 2008 the Company had a cash balance of $794,000, working capital of $461,000 and a stockholders’ equity of $1,830,000. The Company incurred a net loss of $6,811,000 for the nine months ended September 30, 2008. Such loss adjusted for non-cash items, including common stock, common stock option and common stock purchase warrant issuances which were related to services rendered of $3,176,000, depreciation of $59,000 and bad debt expense of $22,000 which was offset by cash settlements of various accounts payable, notes payable, accrued liabilities and increases in prepaid insurance expenses of $67, 000, resulted in cash used in operations totaling $3,618,000 for the period ended September 30, 2008. Accordingly, the large difference between operating loss and cash used in operations was the result of a number of non-cash expenses charged to results of operations.

To meet its cash requirements for the three and nine months ended September 30, 2008, the Company relied on offerings of common stock and warrants completed in each of May 2008 and September 2008 in the aggregate amount of $2,150,000 and its existing cash balances.  Under the Company’s current business plan it is generating revenues from its platform business of adult stem cell collection activities which to date have not been significant, having had only two collections during the third quarter of 2008.  The Company currently intends to meet its cash requirements in the near term through financing activities, other collaborative arrangements and government awards and anticipates that with the opening of collection centers in New York City, Miami and Santa Monica revenues may start to increase.  Furthermore, the Company has been included in the Department of Defense Fiscal Year 2009 Appropriations Bill in the amount of $800,000 and the Company continues to make application for other awards through the Small Business Innovative Research (“SBIR”) Program, although it has received no notice of any SBIR award to date.

On November 2, 2008, the Company signed the Merger Agreement to acquire the 51% interest in Erye and the Share Exchange Agreement to establish control over Shandong.  In order to maximize the potential of Shandong, a capital infusion into the company will be needed to, among other things, build a laboratory and develop its regenerative medicine business. Erye is in the middle of its expansion through relocation of the pharmaceutical manufacturing facility which is planned to be completed over the next three years. To date this activity has been self funded by Erye and minority shareholders of Erye and it is anticipated that they will continue to fund this project.  In the event Erye is unable to raise the remaining funds needed for the relocation of its pharmaceutical manufacturing facility it could become incumbent on the Company to assist in this effort.  Erye’s revenues for the year ended December 31, 2007 were approximately $32 million and for the six months ended June 30, 2008 were approximately $24 million.  NeoStem has agreed to reinvest  45% of its 51% interest in Erye into the company for its relocation pursuant to Erye’s joint venture agreement for a period of three years.  NeoStem’s 6% of net profit will be distributed to it.  In the event either or both of the acquisitions does not close, the Company would also need to raise substantial additional funds to fund its platform business and/or acquire a revenue generating business.  Additionally, even if either or both of the acquisitions closes, the closings will likely not occur until the end of the first quarter of 2009 and the Company will need to fund its platform business as well as the large costs associated with the acquisition transactions until such time.  The Company’s history of losses and liquidity problems may make it difficult to raise additional funding. There can be no assurance that the Company will be able to obtain additional funding on terms acceptable to the Company. Any equity financing may be dilutive to stockholders and debt financing, if available, may involve significant restrictive covenants.

In November 2007, the Company acquired the exclusive, worldwide rights to very small embryonic like (VSEL) technology developed by researchers at the University of Louisville. These rights were acquired through the Company’s acquisition of Stem Cell Technologies, Inc., the licensee to a license agreement (the “License Agreement”) with the University of Louisville. Concurrent with acquiring these rights, the Company entered into a sponsored research agreement (the "Sponsored Research Agreement" or "SRA") with the University of Louisville Research Foundation (“ULRF”) under which the Company will support further research in the laboratory of Mariusz Ratajczak, M.D., Ph.D., a co-inventor of the VSEL technology and head of the Stem Cell Biology Program at the James Graham Brown Cancer Center at the University of Louisville. The term of the research is two and one-half years and shall commence after all applicable institution (e.g., institutional review board ("IRB")) and Federal approvals are obtained and upon the adult stem cell specimens required for the research being provided to the laboratory. The License Agreement requires the payment of certain license fees, royalties and milestone payments, payments for patent filings and applications and the use of due diligence in developing and commercializing the VSEL technology. The SRA requires periodic and milestone payments. All payments required to be made to date have been made. Under the License Agreement, upon the commencement of the research (which has not yet occurred pending receipt of IRB approvals and collection of the appropriate samples), the Company will be required to make payments of $66,000 in license issue fees and prepayment of patent costs and will be responsible for additional patent-related costs. Thereafter, an annual license maintenance fee of $10,000 will be required upon the issuance of a licensed patent and royalties will be payable based upon the sale of certain licensed products. Under the Sponsored Research Agreement, the Company agreed to support the research as set forth in a research plan in an amount of $375,000. Such costs are to be paid by the Company in accordance with a payment schedule which sets forth the timing and condition of each such payment over the term of the SRA, the first payment of $100,000 (for which there was originally a $50,000 credit) being due upon the commencement of the research. In October 2008, the SRA was amended to provide for certain additional research to be conducted as work preliminary to the first research aim under the SRA, for which approximately one-half of the $50,000 credit was utilized to pay the fee. We will require additional research and development capacity and access to funds to meet our development obligations under the License Agreement and develop the VSEL technology. The Company has applied for Small Business Innovation Research (SBIR) grants and may also seek to obtain funds through applications for other State and Federal grants, direct investments, sublicensing arrangements as well as other funding sources to help offset all or a portion of these costs. We are seeking to develop increased internal research capability and sufficient laboratory facilities or establish relationships with third parties to provide such research capability and facilities. In this regard, in July 2008 the Company hired a Director of Stem Cell Research and Laboratory Operations.

In October 2007, the Company entered into a development agreement with Stem Collect LLC (“Stem Collect”) to act as a developer of collection centers to join the Company’s network. Stem Collect agreed to make certain upfront payments of which $30,000 were paid through December 31, 2007. In December 2007, the parties amended the terms of this agreement to provide for the extension of certain other payment and notice periods under the development agreement and in March 2008 Stem Collect advised the Company that due diligence resulting in their revising their targeted locations and associated funding requirements were requiring that Stem Collect have additional time to meet its notice and payment obligations under the development agreement. After discussions between the parties, the original development agreement was terminated, and the Company may discuss the terms of a new development agreement with Stem Collect. Pursuant to the original development agreement, a center agreement had been entered into with Stem Collect of Beverly Hills, LLC which has been replaced by a center agreement entered into in July 2008 with Stem Collect of Santa Monica, LLC for a center on the premises of The Hall Center in Santa Monica, California.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported in a complete, accurate and appropriate manner, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the Company’s third fiscal quarter ended September 30, 2008 covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to reasonably ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and the breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15, that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

NEOSTEM, INC.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Risk Factors Relating to the Merger

You are urged to read all relevant documents filed with the SEC, including, without limitation, the Proxy Statement/Registration Statement, because they will contain important information about NeoStem and the proposed Merger, including risk factors relating thereto. Set forth below are certain risk factors relating to the proposed Merger of which you should be aware. More complete risk factors relating to the proposed Merger will be included in the Proxy Statement/Registration Statement.

The consummation of the transactions contemplated by the Merger Agreement are dependent upon NeoStem's obtaining all relevant and necessary governmental approvals from the relevant PRC government authorities.

Pursuant to the Merger Agreement, NeoStem will acquire, indirectly through NeoStem's ownership in Merger Sub, a 51% ownership interest in Erye, with EET owning the remaining 49% ownership interest in Erye. NeoStem, Merger Sub and EET must enter into a Joint Venture Agreement to govern the rights and obligations of NeoStem, Merger Sub and EET with respect to their ownership in Erye. The Joint Venture Agreement, together with the articles of incorporation of Erye, must be delivered to the relevant PRC governmental organizations for inspection and approval, and the closing of the transactions contemplated by the Merger Agreement are contingent upon, among other things, obtaining all relevant and necessary governmental approvals from the relevant PRC government authorities of the Joint Venture Agreement, the articles of incorporation and the transactions contemplated thereby. There can be no assurance that NeoStem will be able to obtain all such relevant and necessary governmental approvals from the relevant PRC government authorities on a timely basis or at all.

NeoStem has incurred, and expects to continue to incur, significant costs and expenses in connection with the proposed Merger. Any failure to obtain, or delay in obtaining, the necessary PRC government approvals would prevent NeoStem from being able to consummate, or delay the consummation of, the transactions contemplated by the Merger Agreement, which could materially adversely affect its business, financial condition and results of operations.

Following the Merger, a substantial portion of NeoStem's assets will be located in the PRC and a substantial portion of NeoStem's revenue will be derived from operations in the PRC. Since this is one of NeoStem's first ventures into the Chinese market, NeoStem's operations may be subject to additional risks and uncertainties.

Because NeoStem does not have any experience in doing business in the PRC, the company’s directors, officers, managers, and employees will be encountering for the first time the economic, political, and legal climate that is unique to the PRC, which may present risk and uncertainties to NeoStem's operations. Although in recent years the PRC’s government has implemented measures emphasizing the use of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in the PRC is still owned by the PRC’s government. In addition, the PRC’s government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over the PRC’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

There can be no assurance that the PRC’s economic, political or legal systems will not develop in a way that becomes detrimental to our business, results of operations and prospects. NeoStem's activities may be materially and adversely affected by changes in the PRC’s economic and social conditions and by changes in the policies of the PRC’s government, such as measures to control inflation, changes in the rates or method of taxation and the imposition of additional restrictions on currency conversion.

Additional factors that NeoStem may experience in connection with having operations in the PRC that may adversely affect NeoStem's business and results of operations include the following:

•	NeoStem may not be able to enforce or obtain a remedy under any material agreements.

•	PRC restrictions on foreign investment could severely impair NeoStem's ability to conduct its business or acquire or contract with other entities in the future.

•	Restrictions on currency exchange may limit NeoStem's ability to use cash flow most effectively and fluctuations in currency values could adversely affect operating results.

•	Cultural and managerial differences may result in the reduction of our overall performance.

•	Political instability in the PRC could harm NeoStem's business.

Risk Factors Relating to the Share Exchange

You are urged to read all relevant documents filed with the Securities and Exchange Commission, including, without limitation, the Proxy Statement/Registration Statement, because they will contain important information about NeoStem and the proposed Share Exchange, including risk factors relating thereto. Set forth below are certain risk factors relating to the proposed Share Exchange of which you should be aware. More complete risk factors relating to the proposed Share Exchange will be included in the Proxy Statement/Registration Statement.

If the government of the PRC determines that the arrangements that establish the structure for operating the Shandong Business do not comply with PRC government restrictions on foreign investment in the relevant industry, NeoStem may be subject to severe consequences and penalties.

Pursuant to the Share Exchange Agreement, NeoStem will acquire the HK Entity, which owns the WFOE, and the WFOE has established control over Shandong through the VIE Documents. As a Delaware corporation, NeoStem is classified as a foreign enterprise under PRC law, and the WFOE is classified as a foreign-invested enterprise. Because various regulations in China currently restrict or prevent foreign-invested entities from holding certain licenses and controlling businesses in certain industries, NeoStem must rely on the contractual relationships memorialized in the VIE Documents to control the business, personnel, and financial affairs of Shandong.

The PRC laws and regulations governing business entities are often vague and uncertain. There is a particular lack of clarity in the PRC law applicable to the arrangements establishing the operating structure. Despite the uncertain application of PRC law, the structure of the WFOE, together with the contractual arrangements under the VIE Documents, has been implemented successfully where foreign-invested entities have participated in controlling PRC entities engaged in restricted businesses. However, PRC law is more vague on the subject of utilizing such structure in the context of prohibited businesses in which Shandong may engage. Given this lack of clarity in PRC law, if NeoStem is found to be in violation of any existing or future PRC laws, regulations, and/or circulars, the relevant regulatory authorities would have broad discretion in dealing with such violation, including levying fines, confiscating NeoStem's income, revoking business and/or operating licenses, requiring NeoStem to restructure the relevant ownership structure or operations, and requiring NeoStem to discontinue all or any portion of its operations in the PRC. Any of these actions could cause significant disruption to NeoStem's business operations and may materially and adversely affect NeoStem's business, financial condition and results of operations. There can be no assurance that NeoStem will not be found in violation of any current or future PRC laws, regulations, and/or circulars.

The WFOE’s contractual arrangements with Shandong and its equity owners as memorialized in the VIE documents may not be as effective in providing control over Shandong as direct ownership of Shandong.

NeoStem intends to conduct substantially all of the Shandong Business in the PRC and generate substantially all of its revenues from the Shandong Business vis-à-vis the WFOE and Shandong, through contractual arrangements with Shandong and its equity owners that provide NeoStem with effective control over Shandong. NeoStem will depend on Shandong to hold and maintain certain licenses and other relevant government approvals necessary for its business activities. Shandong also owns certain assets relating to its business and operations, and employs the personnel necessary to carry out such business and operations. NeoStem will have no ownership interest in Shandong. The contractual arrangements as embodied in the VIE Documents may not be as effective in providing NeoStem with control over Shandong as direct ownership of Shandong. In addition, Shandong or its equity owners may breach the contractual arrangements.

Employees and/or officers of Shandong may encounter conflicts of interest between their duties to NeoStem and to Shandong. There can be no assurance that when conflicts of interest arise, the ultimate equity owners of Shandong will act completely in NeoStem's interests or that conflicts of interest will be resolved in NeoStem's favor. These ultimate equity owners could violate any applicable non-competition or employment agreements or their legal duties by diverting business opportunities from NeoStem to others. In any event, we would have to rely on legal remedies under PRC law. These remedies may not always be effective in vindicating our rights, particularly in light of the uncertainties of the PRC legal system.

Following the Share Exchange, a substantial portion of NeoStem's assets will be located in the PRC and a substantial portion of NeoStem's revenue will be derived from operations in the PRC. Since this is one of NeoStem's first ventures into the Chinese market, NeoStem's operations may be subject to additional risks and uncertainties.

See Risk Factors Relating to the Merger (above).

For additional factors that NeoStem may experience in connection with having operations in the PRC that may adversely affect NeoStem's business and results of operations, see Risk Factors Relating to the Merger (above).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously reported on the Company’s Current Reports on Form 8-K dated March 20, 2008, May 20, 2008, July 24, 2008, August 28, 2008 and October 15, 2008, respectively.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits

2.1 Agreement and Plan of Merger among NeoStem, Inc., China Biopharmaceuticals Holdings, Inc., China Biopharmaceuticals Corp., and CBH Acquisition LLC. (1)
2.2 Share Exchange Agreement among NeoStem, Inc., China StemCell Medical Holding Limited, Shandong New Medicine Research Institute of Integrated Traditional and Western Medicine Limited Liability Company, Beijing HuaMeiTai Bio-technology Limited Liability Company and Zhao Shuwei. (2)
10.1 Form of Subscription Agreement among NeoStem, Inc. and RimAsia Capital Partners, L.P. (3)
10.2 Form of Redeemable Warrant to Purchase Shares of Common Stock of NeoStem, Inc. issued to RimAsia Capital Partners, L.P.(3)
10.3 Form of Warrant Clarification Agreement between NeoStem, Inc. and Continental Stock Transfer and Trust Company*
10.4 Form of Underwriter Warrant Clarification Agreement among NeoStem, Inc. and certain members of its Underwriting Group*
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(1)	Filed as Exhibit 2.1 to the Current Report of the Company on Form 8-K, dated November 2, 2008, which exhibit is incorporated here by reference.
(2)	Filed as Exhibit 2.1 to the second Current Report of the Company on Form 8-K, dated November 2, 2008, which exhibit is incorporated here by reference.
(3)	Filed as an exhibit, numbered as indicated above, to the Current Report of the Company on Form 8-K, dated August 28, 2008, which exhibit is incorporated here by reference.

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOSTEM, INC. (Registrant)

By:	/s/ Robin Smith MD
Robin Smith MD, Chief Executive Officer

Date: November 14, 2008

By:	/s/ Larry A. May
Larry A. May, Chief Financial Officer

Date: November 14, 2008