Form 10-K
period 2008-12-31
NeoStem, Inc.
filed 2009-03-31
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 0-10909

NEOSTEM, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2343568 (I.R.S. Employer Identification No.)

420 Lexington Avenue Suite 450 New York, New York	10170
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(212) 584-4180

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.001 par value	NYSE Amex
Class A Common Stock Purchase Warrants	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
☐ Yes   ☒ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒   No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008 (the last business day of the most recently completed second fiscal quarter) was approximately $5,382,672, computed by reference to the closing sales price of $0.99 for the common stock on the American Stock Exchange reported for such date.  (For purposes of determining this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates).

On March 27, 2009, 7,749,358 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

Documents incorporated by reference: Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed with the Commission not later than 120 days after the close of the registrant’s fiscal year, have been incorporated by reference, in whole or in part, into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of NeoStem, Inc. (the “Company”) contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this Annual Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "plan," "intend," "may," "will," "expect," "believe," "could," "anticipate," "estimate," or "continue" or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Additionally, statements concerning our ability to successfully develop the adult stem cell business at home and abroad, the future of regenerative medicine and the role of adult stem cells in that future, the future use of adult stem cells as a treatment option and the role of VSELs in that future, and the potential revenue growth of such business are forward-looking statements.  Our future operating results are dependent upon many factors, and the Company's further development is highly dependent on future medical and research developments and market acceptance, which is outside its control.  Forward-looking statements may not be realized due to a variety of factors, including, without limitation, (i) the Company’s ability to manage the business despite continuing operating losses and cash outflows; (ii) the Company’s ability to obtain sufficient capital or a strategic business arrangement to fund its operations and expansion plans, including meeting its financial  obligations under the various licensing and other strategic arrangements described in this Annual Report and the successful commercialization of the relevant technology; (iii) the Company’s ability to build the management and human resources and infrastructure necessary to support the growth of the business; (iv) competitive factors and developments beyond the Company’s control; (v) scientific and medical developments beyond the Company’s control; (vi) the Company’s inability to obtain appropriate governmental licenses or any other adverse effect or limitations caused by government regulation of the business; (vii) whether any of the Company’s current or future patent applications result in issued patents and the Company’s ability to obtain and maintain other rights to technology required or desirable for the conduct of its business; (viii) whether any potential strategic benefits of the licensing transactions described in this Annual Report will be realized and whether any potential benefits from the acquisition of these new licensed technologies will be realized; (ix) whether the Company can obtain the consents it may require to sublicensing arrangements from technology licensors in connection with technology development; (x) the Company’s ability to maintain its NYSE Amex listing; and (xi) the other factors discussed in Item 1A, “Risk Factors” contained herein and in other reports that we file with the SEC.  Additional risks and uncertainties relate to (i) the Company’s proposed merger transaction (“Merger”) pursuant to an Agreement and Plan of Merger with China Biopharmaceuticals Holdings, Inc., a Delaware corporation ("CBH"), China Biopharmaceuticals Corp., a British Virgin Islands corporation and wholly-owned subsidiary of CBH, and CBH Acquisition LLC, a Delaware limited liability company and wholly-owned subsidiary of NeoStem to acquire a 51% ownership interest in Suzhou Erye Pharmaceuticals Company Ltd., a Sino-foreign joint venture with limited liability organized under the laws of the People’s Republic of China and (ii) proposed share exchange transaction (“Share Exchange”) pursuant to a Share Exchange Agreement to acquire through a series of contractual arrangements certain benefits from Shandong New Medicine Research Institute of Integrated Traditional and Western Medicine Limited Liability Company, a China limited liability company.  Such risks and uncertainties include, but are not limited to, the other events and factors disclosed in the Company’s Current Reports on Form 8-K dated November 2, 2008 relating to each such transaction, and other risk factors discussed in Item 1A, “Risk Factors” contained herein and in other periodic Company filings with the SEC and to be disclosed in the Proxy Statement/Registration Statement on Form S-4 anticipated to be filed in connection with the Merger and the Share Exchange. The Company’s filings with the Securities and Exchange Commission are available for review at www.sec.gov under “Search for Company Filings.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

NeoStem, Inc. (“we,” “NeoStem” or “the Company”)  is engaged in a platform business of operating a commercial autologous (donor and recipient are the same) adult stem cell bank and is pioneering the pre-disease collection, processing and long-term storage of stem cells from adult donors that they can access for their own future medical treatment. We are managing a network of adult stem cell collection centers in major metropolitan areas of the United States, and believe that as adult stem cell therapies obtain necessary regulatory approvals and become standard of care, individuals will need the infrastructure, methods and procedures being developed by NeoStem to have their stem cells safely collected and conveniently stored for future therapeutic use. Stem cells, which are very primitive and undifferentiated cells that have the unique ability to transform into many different cells (such as white blood cells, nerve cells or heart muscle cells), can be found in the bone marrow or peripheral blood of adults. NeoStem only works with adult (not embryonic) stem cells. Using NeoStem’s process, stem cells migrate, as a result of a mobilizing agent administered in the days preceding collection, from the bone marrow in which they reside to the peripheral blood and are collected through a safe, minimally invasive procedure called “apheresis.” We have also entered the research and development arena, through the acquisition of a worldwide exclusive license to an early-stage technology to identify and isolate rare stem cells from adult human bone marrow, called VSEL (very small embryonic-like) stem cells. VSELs have many physical characteristics typically found in embryonic stem cells, including the ability to differentiate into specialized cells found in substantially all the different types of cells and tissue that make up the body.

The adult stem cell industry is a field independent of embryonic stem cell research. NeoStem believes embryonic stem cell research is more likely to be burdened by governmental, legal, ethical and technical issues than adult stem cell research. Medical researchers, scientists, medical institutions, physicians, pharmaceutical companies and biotechnology companies are currently developing therapies for the treatment of disease using adult stem cells.  As these adult stem cell therapies obtain necessary regulatory approvals and become standard of care, patients will need a service to collect, process and store their stem cells.  NeoStem intends to provide this service.

On January 19, 2006, NeoStem consummated the acquisition of the assets of NS California, Inc., a California corporation (“NS California”) relating to NS California’s business of collecting and storing adult stem cells. Effective with the acquisition, the business of NS California became NeoStem's principal business, rather than NeoStem's historic business of providing capital and business guidance to companies in the healthcare and life science industries.  NeoStem now provides adult stem cell processing, collection and banking services with the goal of making stem cell collection and storage widely available, so that the general population will have the opportunity to store their own stem cells for future healthcare needs. Using NeoStem's proprietary process, NeoStem provides the infrastructure, methods and systems that allow adults to have their stem cells safely collected and conveniently banked for future therapeutic use as needed in the treatment of such life-threatening diseases as diabetes, heart disease and radiation sickness that may result from a bioterrorist attack or nuclear accident.  According to the National Institutes of Health, there are over 2,300 clinical trials currently underway relating to the use of adult stem cells, over 700 relating to autologous use, in the treatment of numerous serious diseases and conditions, including those that address cardiac disease, autoimmune disorders such as lupus, multiple sclerosis, peripheral vascular diseases, and age related musculoskeletal disorders, as well as diabetes, cancer, neurological disease and wound healing.

Initial participants in our collection center network have been single physician practices who opened collection centers in California, Pennsylvania and Nevada.  Revenues generated by these early adopters have not been significant and are not expected to become significant.  However, these centers have served as a platform for the development of NeoStem’s business model and today NeoStem is focusing on multi-physician and multi-specialty practices joining its network in major metropolitan areas. Toward this end, NeoStem signed an agreement in June 2008 for a New York City stem cell collection center to be opened by Bruce Yaffe, M.D., Yaffe, Ruden and Associates, which facility became operational in November 2008.  In July 2008, NeoStem signed an agreement for a Santa Monica, California based stem cell collection center to be opened by Stem Collect of Santa Monica LLC at The Hall Center. This facility became operational in the fall of 2008.  Additionally, NeoStem signed an agreement with Celvida LLC pursuant to which a Southern Florida stem cell collection center located in Coral Gables, a suburb of Miami, became operational in September 2008.  In March 2009, NeoStem signed an agreement with Vincent C. Giampapa, M.D., F.A.C.S., to open a center at the Giampapa Institute for Anti-Aging Medical Therapy in Montclair, New Jersey.

NeoStem also entered the research and development arena through its acquisition from the University of Louisville of the worldwide exclusive license to the VSEL technology. VSELs have many physical characteristics typically found in embryonic stem cells, including the ability to differentiate into specialized cells found in different types of tissue that would be able to interact with the specific organ in order to repair degenerated, damaged or diseased tissue (the three “Ds” of aging). NeoStem has the ability to harvest and cryopreserve these VSELs from individual patients, setting the stage for their use in personalized regenerative medicine. If VSELs can be expanded from individual patients and their potential to develop into different types of tissue cells maintained, it would represent a significant step toward overcoming the two major limitations in the development of stem cell therapies today, the ethical dilemma regarding use of embryonic stem cells and the immunological problems associated with using cells from a third party donor. In connection with the license agreement, NeoStem also entered into a sponsored research agreement with the University of Louisville pursuant to which NeoStem is funding research relating to its VSEL technology at the laboratory of its co-inventor, Mariusz Ratajczak, M.D., Ph.D., head of the Stem Cell Biology Program at the James Graham Brown Cancer Center at the University of Louisville. The acquisition of the VSEL technology was made through NeoStem's acquisition of its new subsidiary Stem Cell Technologies, Inc. (“SCTI”) in a stock-for-stock exchange.

Although certain early obligations under the Company’s agreements relating to the VSEL technology were paid for with funds supplied by the seller to SCTI prior to the acquisition, substantial additional funds will be needed and additional research and development capacity will be required to meet the Company’s development obligations under the license agreement and develop the VSEL technology.  The Company has applied to the U.S. Small Business Administration for Small Business Innovation Research (“SBIR”) grants and may also seek to obtain funds through applications for other State and Federal grants, grants abroad, direct investments, strategic arrangements as well as other funding sources to help offset all or a portion of these costs.  A portion of the proceeds from the RimAsia Notes (described below) are being used to meet funding requirements of developing the VSEL technology.  The Company is seeking to develop increased internal research capability and sufficient laboratory facilities or establish relationships to provide such research capability and facilities.  Toward this end, we have hired a Director of Stem Cell Research and Laboratory Operations and arranged for research facilities at the facility of a strategic partner. In addition to the research we are currently funding at the University of Louisville, we are also in discussions relating to other research to generate data relating to other clinical applications of VSELs, including neural, cardiac and ophthalmic, to expand our research efforts and maximize the value of this technology.

In May 2008, we entered into a collection center agreement with the James Graham Brown Cancer Center at the University of Louisville, further expanding our corporate and academic relationship. This unique collection center will allow the collection of large numbers of cells from adults donating them for basic research as well as clients paying to have their cells stored for their own future medical need. We believe this is a unique opportunity given the interest of adult stem cell translational scientists and clinicians at the University in exploring the therapeutic potential of VSELs and other adult stem cells of the body. By enabling investigators to have access to large numbers of adult stem cells from interested and informed study subjects, we believe that translational adult stem cell research will move forward at an accelerated pace and that clinical trial designs will be more rapidly implemented to investigate new research findings.  This collection center is anticipated to open in 2009 pending receipt of applicable institutional approvals.

NeoStem currently generates revenue and earnings from its platform business as follows: (1) fees from the collection centers in NeoStem's network, (2) client collection fees, (3) processing center collection fees and (4) storage fees, which represent recurring revenue paid each year or month.  NeoStem has also established a relationship with CareCredit, a GE Financial Services Company and the nation’s leading patient financing program to assist its patients who wish to pay for its services over time—which we believe opens up a broader client base to us.  NeoStem is planning to educate individuals that have a family history or early diagnosis of diseases being treated with stem cell therapy as well as those who have banked their infant’s stem cells that can afford this “bioinsurance.” Additionally, NeoStem is working on establishing collaborations with high profile medical centers and academic institutions involved in cutting edge research and clinical trials relating to stem cells.  NeoStem believes that there is a significant need for cell storage services for first responders and homeland security personnel.  In October 2008, we were advised that we would receive federal funding from the Department of Defense to evaluate the potential use of adult stem cell therapy for wound healing.  It is anticipated that this research and the related funding will begin in 2009.  The funds must be distributed to NeoStem prior to October 2010 and the budget we can submit for the project must not exceed $681,000.  NeoStem's other go-to market strategies include collaboration with cord blood companies, tissue banks, pharmaceutical companies, concierge medical programs, executive health plans, regenerative medicine specialists and first responder groups.  In April 2007, NeoStem participated in the founding of The Stem for Life Foundation (the “Foundation”).  The mission of the Foundation is to heighten public awareness and knowledge of the benefits and promise of adult stem cells in treating serious medical conditions.  The Foundation is currently seeking a new executive director.

We have engaged in various capital raising activities to pursue these business opportunities. In 2007, we raised $2,500,000 in gross proceeds through the private sale of our common stock, warrants and convertible promissory notes and in August 2007, we completed a public offering of units consisting of shares of common stock and warrants to purchase common stock, which raised gross proceeds of $6,350,000. In 2008, we raised $2,900,000 in gross proceeds through the private placement of units consisting of shares of common stock and warrants to purchase common stock.  Such capital raising activities have enabled us to pursue our business plan and begin to grow our adult stem cell collection and storage business,  as well as to pursue acquisition opportunities including the Merger and the Share Exchange (discussed below). However, fully developing our business, particularly defining the optimal marketing and distribution model and identifying and structuring suitable acquisitions, has taken longer than anticipated. In order to fully develop our business, we will require additional capital.  In order to move forward certain research and development activities, strategic relationships in various clinical and therapeutic areas as well as to support activities related to the Merger Agreement and Share Exchange Agreement, and other ongoing obligations of the Company, in March and February 2009, the Company issued promissory notes (the “RimAsia Notes”) totaling $1,150,000 to RimAsia Capital Partners, L.P. (“RimAsia”), a principal stockholder of the Company.  The RimAsia Notes bear interest at a rate equal to 10% per annum and mature on October 31, 2009 except that they mature earlier in the case of an equity financing by the Company that raises in excess of $10,000,000.

In 2008, NeoStem had been actively exploring acquisition opportunities of revenue generating businesses, both domestically and abroad, including businesses that are synergistic with its current business or additive to its current business.  In November 2008, we entered into two acquisition agreements, both of which are currently anticipated to close in the second quarter of 2009 subject to receipt of all necessary consents and approvals.  On November 2, 2008, the Company entered into an Agreement and Plan of Merger with China Biopharmaceutical Holdings, Inc., a Delaware corporation (“CBH”), China Biopharmaceuticals Corp., a British Virgin Islands corporation and wholly-owned subsidiary of CBH ("CBC"),  and CBH Acquisition LLC (“Merger Sub”), a Delaware limited liability company and a wholly-owned subsidiary of the Company, pursuant to which CBH, which owns 51% of the equity of Suzhou Erye Pharmaceuticals Company Ltd (“Erye”), will be merged with and into Merger Sub with Merger Sub continuing as the surviving company and as a direct wholly-owned subsidiary of the Company (the “Merger”); provided, that CBH will spin off all of its shares of capital stock of CBC to CBH’s stockholders in a distribution so that the only material assets of CBH following such spin-off (the "Spin-off") will be CBH's 51% ownership interest in Erye, a Sino-foreign joint venture with limited liability organized under the laws of the People’s Republic of China (the "PRC"), plus net cash which shall not be less than $550,000. Erye specializes in research and development, production and sales of pharmaceutical products, as well as chemicals used in pharmaceutical products. Erye, which has been in business for more than 50 years, currently manufactures over 100 drugs on seven Good Manufacturing Practices (GMP) lines, including small molecule drugs.  On November 2, 2008, the Company also entered into a Share Exchange Agreement (the “Share Exchange Agreement”), with China StemCell Medical Holding Limited, a Hong Kong company (the “HK Entity”), Shandong New Medicine Research Institute of Integrated Traditional and Western Medicine Limited Liability Company, a China limited liability company ("Shandong"), Beijing HuaMeiTai Bio-technology Limited Liability Company (“WFOE”) and Zhao Shuwei, the sole shareholder of the HK Entity (“HK Shareholder”), pursuant to which NeoStem agreed to acquire from the HK Entity all of the outstanding interests in the HK Entity, and through a series of contractual arrangements, obtain certain benefits from Shandong (the “Share Exchange”).  Shandong is engaged in the business (the "Shandong Business") of research, development, popularization and transference of regenerative medicine technology (except for those items for which it does not have special approval) in the PRC.  For more information on the Merger and Share Exchange, see “Business - Merger and Share Exchange” and “Risk Factors – Risks Relating to the Merger and Share Exchange.” The Company is also taking certain other initiatives to expand its operations into China.

NeoStem is also pursuing businesses that are related to its platform business of collection, processing and storage of adult stem cells which include (i) “medical tourism” due to advanced stem cell therapies developing at a faster pace outside the United States, (ii) supplying collected stem cells for the conduct of adult stem cell research, (iii) storing excess cells collected from a patient at oncology transplant centers, and (iv) supplying stem cells for diagnostic and therapeutic use.

On August 29, 2006, NeoStem's stockholders approved an amendment to its certificate of incorporation to effect a reverse stock split of the NeoStem Common Stock at a ratio of one-for-ten shares and to change its name from "Phase III Medical, Inc." to "NeoStem, Inc."  On June 14, 2007, NeoStem's stockholders approved an amendment to NeoStem's certificate of incorporation to effect a reverse split of our NeoStem Common Stock at a ratio of up to one-for-ten shares in the event it was deemed necessary by the NeoStem Board of Directors in order to be accepted onto a securities exchange.  On July 9, 2007, the NeoStem Board of Directors approved a one-for-ten reverse stock split to be effective upon the initial closing of NeoStem’s public offering in order to satisfy the listing requirements of the NYSE Amex.  On August 9, 2007, the reverse split was effective and NeoStem Common Stock commenced trading on the NYSE Amex under the symbol “NBS."  Accordingly, all numbers in this report have been adjusted to reflect both the one-for-ten reverse stock split which was effective as of August 31, 2006 and the one-for-ten reverse stock split which was effective as of August 9, 2007.

NeoStem’s prior business was providing capital and business guidance to companies in the healthcare and life science industries, in return for a percentage of revenues, royalty fees, licensing fees and other product sales of the target companies. Additionally, through June 30, 2002, NeoStem was a provider of extended warranties and service contracts via the Internet at warrantysuperstore.com. NeoStem was engaged in the “run off” of such extended warranties and service contracts through March 2007. For a discussion of NeoStem’s involvement in such other activities and Company history, see “Former Business Operations.”

NeoStem was incorporated under the laws of the State of Delaware in September 1980 under the name Fidelity Medical Services, Inc.  NeoStem's corporate headquarters is located at 420 Lexington Avenue, Suite 450, New York, NY 10170, its telephone number is (212) 584-4180 and its website address is www.neostem.com.  The information on its website does not constitute a part of this report.  NeoStem’s information as filed with the Securities and Exchange Commission is available via a link on its websites as well as at www.sec.gov.

ADULT STEM CELL COLLECTION BUSINESS

What are Stem Cells?

Stem cells are very primitive and undifferentiated cells that have the unique ability to transform into many different cells, such as white blood cells, nerve cells or heart muscle cells.  Stem cells can be found throughout the body, but are found in higher concentrations in the bone marrow and “mobilized” peripheral blood of adults. Certain processes can cause the stem cells to leave the bone marrow and enter the blood where they can be collected.  NeoStem currently only works with adult stem cells collected from peripheral blood through a safe, minimally invasive procedure called “apheresis.”

Stem Cells and Regenerative Medicine

NeoStem is developing its business in the adult stem cell field and seeking to capitalize on the increasing importance NeoStem believes adult stem cells will play in the future of regenerative medicine. The use of adult stem cells as a treatment option for those who develop heart disease, certain types of cancer and other critical health problems is a burgeoning area of clinical research today.  The adult stem cell industry is a field independent of embryonic stem cell research. NeoStem believes that embryonic stem cell therapies have certain barriers to development due to political, ethical, legal and technical issues.  Medical researchers, scientists, medical institutions, physicians, pharmaceutical companies and biotechnology companies are currently developing therapies for the treatment of disease using adult stem cells.  As these adult stem cell therapies obtain necessary regulatory approvals and become standard of care, patients will need a service to collect, process and store their stem cells. NeoStem intends to provide this service.  According to Robin Young, a leading medical technology analyst and founder and CEO of RRY Publications who organized the 3rd Annual Stem Cell Summit held in New York City in February 2008, an increasing number of physicians are incorporating stem cell therapies into their therapeutic tools.  According to Mr. Young, in the past 24 months, over 11,000 people in the United States had already received stem cell therapies as part of their conventional treatment and he projects that by 2017 there will be 1.973 million annual procedures using stem cell therapies in multiple medical markets, generating annual revenues of an estimated $8.5 billion.

The Future of Adult Stem Cell Therapies Using Cells Collected from Peripheral Blood

NeoStem currently only works with adult stem cells collected from peripheral blood, as opposed to stem cells derived or collected through other methods. An article in the February 27, 2008 volume of The Journal of the American Medical Association entitled, "Clinical Applications of Blood-Derived and Marrow-Derived Stem Cells for Nonmalignant Diseases" studied a broad array of clinical studies conducted between January 1997 and December 2007 and concluded that there was evidence that stem cells harvested from blood or bone marrow do appear to provide disease-ameliorating effects in certain auto-immune diseases and cardiovascular disorders.  The article also highlighted that the vast majority of human stem cell trials have focused on clinical applications for hematopoietic and/or mesenchymal stem cells, both of which may be obtained from peripheral blood, bone marrow, or umbilical cord blood and placenta.  The National Institutes of Health lists more than 2,300 clinical trials currently underway investigating adult stem cell use as potential therapies for a wide-range of diseases, including, cancer, diabetes, heart and vascular disease, and autoimmune disorders such as lupus, multiple sclerosis and arthritis.  More than 700 of these trials relate to autologous use.

NeoStem's ability to provide adult stem cell collection and storage services to the general population for their future medical use places NeoStem in a unique position to benefit from the rapidly growing need for autologous, blood-derived stem cells.  NeoStem believes that as clinical understanding of the benefits of blood-derived stem cells grows and therapies developed from these cells show medical promise, so does the potential value of a personal supply of one's own stem cells. With NeoStem's expanding nationwide network of collection centers, NeoStem is enabling people to donate and store their own stem cells for their personal use in times of future medical need.

Plan of Operations

NeoStem is engaging in a platform business of autologous adult stem cell collection, processing and storage. NeoStem believes that as adult stem cell therapies obtain necessary regulatory approvals and become more and more widely used, individuals will need the infrastructure, methods and procedures being developed by NeoStem to have their stem cells safely collected and conveniently stored for future therapeutic use.  NeoStem generates revenues from this platform business as follows:

•	collection center fees;

•	initial collection of adult stem cells;

•	processing and storage of adult stem cells (generating recurring revenue); and

•	utilization of adult stem cells (when stem cells are used).

NeoStem’s service model creates a source of an individual’s stem cells that enables physicians to potentially treat a variety of diseases and engage in research to progress therapeutic development using adult stem cells.  NeoStem derives fees from collection centers operated by physicians who join its network and anticipates deriving fees from medical institutions joining its network.  Depending on the particular collection center, NeoStem generates revenues through certain upfront and annual fees from the collection centers in our network, patient collection fees, processing center fees and storage fees.

NeoStem also sees potential revenues from:

•	being a supplier of stem cells for research and clinical trials;

•	government and military contracts;

•	Small Business Innovation Research (“SBIR”) grants;

•	licensing of technology; and

•	medical tourism.

NeoStem has been processing and storing the adult stem cells collected with its processes at its California facility.  This space was sufficient for the Company’s past needs but the Company plans to close this facility by the end of the second quarter of 2009 and transfer its processing and storage operations to state of the art facilities operated by leaders in cell processing.  It intends to utilize New England Cryogenic Center, Inc. (“NECC”) with whom it entered into a Master Services agreement and a first statement of work, effective as of August 2007, to provide additional processing and cryogenic storage to the Company at its FDA registered and licensed facility in Newton, Massachusetts (the “NECC Facility”), to process and store for certain research purposes, and to utilize Progenitor Cell Therapy LLC, with whom the Company entered into a Cell Processing and Storage Customer Agreement in January 2009, to process and store for commercial purposes at the current Good Manufacturing Practices (“cGMP”) level at its California and New Jersey facilities. These strategic alliances will provide increased processing and storage capacity, redundancy of storage and an expanded Northeast presence as NeoStem expands its services in the United States. (See “- Processing and Storage”).

Marketing and Customers

NeoStem intends to hire a seasoned sales and marketing executive to lead the efforts in embarking on a marketing, advertising and sales campaign individually and through collaborations with others for the purpose of educating physicians and potential clients on the benefits of adult stem cell collection and storage. NeoStem’s “Go-To-Market” strategy is to drive this general awareness.  The essence of this strategy is to reach the end-customers as quickly as possible and to accelerate the adoption curve of our service.  In this regard and in connection with the opening of the New York City collection center, the Company will embark on a Tri-State area public awareness program to inform the general population, including the 1,200 patients per week who presently receive medical care services from Yaffe, Ruden and Associates, about the importance of stem cell collection and long term storage. In addition, NeoStem plans to utilize marketing resources to increase the number of physicians who collaborate with the Company in the operation of collection centers.

NeoStem believes several consumer segments may recognize and experience the long-term benefits from banking their own stem cells. These include:

•	Individuals with a family history of serious diseases that show potential for treatment with stem cell therapies that are currently under research, e.g., diabetes, heart disease or cancer;

•	Wellness and regenerative medicine communities;

•	Families who have already banked the umbilical cord blood from their newborns;

•	High net worth and educated consumers; and

•	Individuals at high risk for radiation exposure or hazardous materials.

NeoStem is designing its marketing efforts to educate physicians on the benefits both of making stem cell collection and storage services available to their adult patients and participating in our collection program.  NeoStem believes that individuals will find adult stem cell collection appealing as part of a Bio-Insurance program for the following reasons:

•	Finding a “matching” donor is very difficult;

•	People can die while on a wait-list for a donor;

•	High rejection rate of stem cells from a donor due to “graft vs. host” disease (40% even if a “perfect match”);

•	Risk of transmission of communicable disease;

•	Possible reluctance by physicians to collect and use autologous stem cells once a patient is sick because their bone marrow may have become compromised;

•	Effects of age on quantity and quality of stem cells; and

•	Financing options contribute to affordability.

Company Initiatives

NeoStem’s current initiatives include plans to:

•	Strategically expand and develop NeoStem’s network of collection centers;

•	Develop strategic initiatives with cord blood companies, tissue banks and pharmaceutical companies;

•	Collaborate with academic institutions on licensing opportunities, development of collection centers and provision of collection services for ongoing clinical trials;

•	Develop partnerships with executive health programs, wellness physicians, concierge medical programs, medical spas and first responder groups;

•	Expand NeoStem’s intellectual property portfolio within the stem cell arena;

•
Expand its Government Programs Initiatives, and in this regard has efforts underway targeting key federal and state agencies as well as congressional committees in order to raise awareness of the benefits of adult stem cell therapy as a treatment option.  In October 2008, we were advised that we would receive federal funding from the Department of Defense to evaluate the potential use of adult stem cell therapy for wound healing, currently anticipated to be in the approximate net amount of $681,000;

•	Submit grant applications to National Institutes of Health and others to fund Company programs; and

•	Expand certain of its operations into China (See “China Expansion”).

In April 2007, NeoStem participated in the founding of the Foundation.  The mission of the Foundation is to heighten public awareness and knowledge of the benefits and promise of adult stem cells in treating serious medical conditions.  The Foundation is committed to assisting those who protect us. First Responders (Fire, Police, Rescue and Military) are at high risk for exposure to radiation, burns, wounds and other trauma.  The Foundation will help provide resources, not just for those emergency workers, but also to other individuals who become chronically ill and will be in need of assistance to collect, process and store their own stem cells now for use in the future.  The Foundation was formed under the Pennsylvania Not-for-Profit Corporation Law and is intended to qualify as a 501(c)(3) corporation under the Internal Revenue Code, as amended. Certain members of NeoStem’s management are officers and/or sit on the Board of Trustees of the Foundation.  The Foundation is currently seeking a new executive director.

Adult Stem Cell Collections

During 2008, we were focused on establishing a nationwide network of collection centers and participating physicians in certain major metropolitan areas of the United States to drive growth, in addition to exploring acquisition opportunities of revenue generating businesses.

Initial participants in our collection center network have been single physician practices who opened collection centers in California, Pennsylvania and Nevada. Revenues generated by these early adopters have not been significant and are not expected to become significant. However, these centers have served as a platform for the development of NeoStem’s business model and today NeoStem is focusing on multi-physician and multi-specialty practices joining its network in major metropolitan areas.   Toward this end, NeoStem has signed collection agreements as follows:

•
An agreement in June 2008 for a New York City stem cell collection center to be opened by Bruce Yaffe, M.D., Yaffe, Ruden and Associates.  This facility received a provisional license from the New York State Department of Health in September 2008 and became operational in November 2008.  This practice is comprised of over 20 physicians and physician’s assistants and treats over 1,200 patients per week.

•
An agreement in July 2008 for a Santa Monica, California based stem cell collection center to be opened by Stem Collect of Santa Monica LLC at The Hall Center.  This facility became operational in the fall of 2008.  The Hall Center specializes in cutting-edge offerings of “Functional Medicine” – a science-based practice of medicine – complemented by an array of holistic wellness services.

•
An agreement with Celvida LLC (for more information regarding NeoStem’s relationship with Celvida, see below) pursuant to which a Southern Florida stem cell collection center located in Coral Gables, a suburb of Miami, became operational in September 2008.

•
An agreement with Vincent C. Giampapa, M.D., F.A.C.S., in March 2009, to open a center at the Giampapa Institute for Anti-Aging Medical Therapy in Montclair, New Jersey.  One of the first certified anti-aging medical physicians in the world, Dr. Giampapa is Director of the Plastic Surgery Center Internationale as well as The Giampapa Institute and is renowned for a non-surgical complete facial rejuvenation procedure that involves the use of adult stem cells.

•
An agreement in October 2007 to open an adult stem cell collection center with ProHealthcare Associates, one of the largest and most prominent multi-specialty practices in the region, with over 100 doctors and 500,000 patients. In January 2008, ProHealthcare Associates received a provisional license from the New York State Department of Health and became operational.  In October 2008, it received its final license.

The terms of NeoStem’s collection center agreements are substantially similar. NeoStem provides adult stem cell processing and storage services, as well as management, expertise and other services to the collection center. In each case, the collection center agrees that NeoStem will be the exclusive provider to it of adult stem cell processing and storage, management and other specified services. The agreements generally provide for the payment to NeoStem by the collection center of specified marketing and support fees and annual network services fees, and provide a fee schedule and the allocation of expenses and revenues among the parties. Each of the agreements is for a multi-year period, depending on the particular center, typically has an automatic renewal for consecutive one year periods at the end of the initial term and may relate to a territory. The agreements contain insurance obligations and indemnification provisions, limitations on liability and other standard provisions. NeoStem grants to each collection center a non-exclusive license to use its trademarks and intellectual property but otherwise retains all rights thereto, and each collection center is bound by confidentiality obligations to NeoStem and non-competition provisions. The agreements may be terminated upon prior written notice of a specified period in advance upon certain uncured material breaches of the agreement or, depending on the agreement, certain other specified occurrences.

With the intention of increasing the number and quality of physician practices joining the collection network, in January 2008, NeoStem entered into a Development Agreement with CelVida LLC (“CelVida”), an entity formed by individuals experienced in recruiting and organizing physicians and their practices, to act as a developer of collection centers to join NeoStem’s network by finding locations, organizing operating entities and guiding those entities in constructing, equipping, furnishing and staffing the collection facility. Pursuant to the terms of the agreement, CelVida may from time to time identify to NeoStem territories in which it proposes performing due diligence to determine the feasibility of locating one or more centers in the territory. NeoStem may, in its discretion, advise whether CelVida may or may not proceed in the identified territory and in the event CelVida is authorized to proceed, CelVida has specified time periods in which to complete its due diligence as to feasibility, organize an operating entity for the center and construct, equip, furnish and staff a center for operation. So long as these periods are adhered to and subject to NeoStem’s right to choose at its option not to enter into a collection center agreement with a proposed entity for a proposed territory, NeoStem will refrain from engaging in discussions or authorizing any person other than CelVida to take any action to develop a center in the specified territory (“exclusivity”). In the event CelVida does not complete each of these tasks within the specified period of time, then CelVida’s rights to exclusivity in the territory cease. CelVida is bound by certain confidentiality provisions and non-competition provisions. The agreement is for an initial term of three (3) years and may be terminated by either party by giving prior notice to the other party upon their uncured material breach of the agreement. Pursuant to the terms of this agreement, in January 2008, NeoStem and CelVida signed a collection center agreement with respect to the Miami/Coral Gables, Florida area.

A 2007 development agreement with Stem Collect LLC was terminated by the Company in August 2008.

On December 15, 2006, NeoStem entered into a five year agreement (the “Original HemaCare Agreement”) with HemaCare Corporation (“HemaCare”) pursuant to which HemaCare agreed to provide NeoStem with collection services for the procurement of adult stem cells from peripheral blood for the purpose of long-term storage. HemaCare has been providing services consisting of apheresis collection of adult stem cells from peripheral blood for long-term storage and in certain circumstances for research purposes.  These services typically have been provided at either the HemaCare facility or at collection centers in NeoStem’s network of collection centers, subject to the terms of HemaCare’s license and other regulatory requirements. HemaCare has operations on the West Coast and parts of the Northeast. Additionally, under the agreement HemaCare agreed to provide to NeoStem standard operating procedures (“SOPs”) for the collection of peripheral blood progenitor cells to be used by NeoStem as its own SOPs and has been required to keep these SOPs up to date. NeoStem may continue to use the SOPs for up to ten years following termination of the agreement, subject to continued payment by NeoStem of a maintenance fee.  These services have been provided to NeoStem on an exclusive basis.

Under the Original HemaCare Agreement, the parties agreed to standard confidentiality obligations during the term of the agreement and for three years thereafter. The agreement is for a term of five years, subject to earlier termination by either party, generally upon 180 days’ prior notice. NeoStem will provide to HemaCare payment for such services as set forth in the agreement, which will be fixed for a 12 month period and may thereafter be increased based on mutual agreement of the parties.

On February 24, 2009, NeoStem, Hemacare and Coral Blood Services, Inc., a wholly-owned subsidiary of HemaCare (“CBS”) entered into a first amendment to the Original HemaCare Agreement.  Under this amendment, CBS will provide collection services along with HemaCare, each in such states where such entity is currently licensed to operate.  The amendment also provides for a reduced notification period for termination of the Original HemaCare Agreement (generally from 180 to 90 days), adjusted fees and activities and that each will develop their own standard operating procedures (“SOPs”) and supply the other with all SOP modifications and amendments.

Since NeoStem has been developing its own SOPs for its collection business and has the internal expertise in apheresis it is considering becoming an independently licensed collector of stem cells to enable it to collect adult stem cells for storage at the facilities of its network members for those who choose not to become independently licensed as well as to collect stem cells for research purposes, subject to its receipt of appropriate licenses.

Processing and Storage

NeoStem is currently processing and storing the adult stem cells collected with its processes at its California facility. The California facility has a biologics license from the State of California. California requires a laboratory to be in full compliance with the American Association of Blood Banks (“AABB”) in order to be licensed. In April 2007, NeoStem received two provisional licenses from the State of New York for its California facility. The first license permits NeoStem’s California facility to collect, process and store hematopoietic progenitor cells (“HPCs”) collected from New York residents. The second license permits solicitation in New York relating to the collection of HPCs. A third provisional license received in January 2008, permits the California facility to collect, process, store and use for medical research HPCs collected from New York residents. Each license is subject to certain limitations stated therein.  This space was sufficient for the Company’s past needs but the Company plans to close this facility by the end of the second quarter of 2009 and transfer its processing and storage operations to state of the art facilities operated by leaders in cell processing.  It intends to utilize New England Cryogenic Center, Inc. (“NECC”), with whom it entered into a Master Services agreement and a first statement of work effective as of August 2007 to provide additional processing and cryogenic storage to the Company at its FDA registered and licensed facility in Newton, Massachusetts (the “NECC Facility”), to process and store for certain research purposes, and to utilize Progenitor Cell Therapy LLC, with whom the Company entered into a Cell Processing and Storage Customer Agreement in January 2009, to process and store for commercial purposes at the cGMP level at its California and New Jersey facilities.

Effective as of August 15, 2007, NeoStem entered into a Master Services Agreement (the "services agreement") with NECC, under which NECC will provide processing and cryogenic storage services for adult stem cells ("ASCs") collected by NeoStem. This strategic alliance with NECC, one of the country’s largest cryogenic laboratories, will provide increased processing and storage capacity, redundancy of storage and an expanded Northeast presence as NeoStem expands its services and physician's network in the United States. The services agreement is for an initial term of five years, with automatic renewal for consecutive two year periods at the end of the initial term. The parties will enter into a statement of work for each specific project to be performed by NECC under the services agreement, with the responsibilities of the parties, specific fees for processing and cryogenic storage and expense reimbursement to be agreed upon in each statement of work. The services agreement contains standard confidentiality and mutual indemnification provisions. NeoStem generally retains the rights to all inventions and intellectual property developed during the course of performance of a project under the services agreement, and NECC is bound by certain non-competition provisions during the term of the services agreement and for two years thereafter. Either party may terminate the services agreement upon 180 days' written notice prior to the end of then current term, or at any time upon certain uncured events of default. NECC will continue to store ASCs for not less than 12 months from the date of any termination so as to enable NeoStem to make appropriate arrangements for replacement of processing and storage services. Effective as of August 15, 2007, the parties have entered into the first statement of work under the services agreement pursuant to which NECC is to provide processing and cryogenic storage at the NECC Facility.  NECC received a license from the State of New York to process, store and use for research HPCs collected from New York residents; however, a new license is needed due to a change of the medical director at the facility and we are advised that this new license is in process.

On October 15, 2008, effective as of October 1, 2008, the parties entered into the second statement of work (“Second SOW”) under the services agreement to establish at the NECC Facility research and development capabilities for NeoStem.  As discussed,  NeoStem has entered the research and development arena through its acquisition from the University of Louisville of a worldwide exclusive license to an early-stage technology to identify and isolate rare stem cells from adult human bone marrow, called VSEL (very small embryonic-like) stem cells.  The Second SOW relates to the use by NeoStem of shared laboratory space and equipment at the NECC Facility to perform company independent research as well as isolation and processing of VSELs. It also relates to research and development services that may be requested by NeoStem from New England Cell Therapies and Applied Research (“NECTAR”), a division of NECC, from time to time at the NECC Facility, and the use by NeoStem of certain administrative space next to the NECC Facility. The Second SOW calls for a monthly rental fee to be paid to NECTAR for the shared laboratory space and the administrative space, of $5,000 for the first twelve months and $6,000 per month thereafter. Services of NECTAR technical and scientific personnel and equipment, is available for a specified fee. NeoStem also has the right to open an adult stem cell collection center at the NECC Facility upon receipt of applicable regulatory approval, subject to the agreement of the parties on appropriate space.  NeoStem will be responsible for all costs involved in opening and operating any such collection center and for regulatory compliance. The Second SOW also provides for NECTAR’s use of certain of NeoStem’s equipment and scientific and technical personnel for specified fees. The Second SOW has a term of two years and may be earlier terminated by either party upon 180 days’ prior written notice. The services agreement is for an initial term of five years, with automatic renewal for consecutive two year periods at the end of the initial term.

On January 9, 2009, the Company entered into a Cell Processing and Storage Customer Agreement (the “PCT Agreement”) with Progenitor Cell Therapy LLC (“PCT”).  Under the PCT Agreement, PCT will provide to the Company autologous adult stem cell processing and storage services utilizing cGMP standards.  Such services will be provided at both PCT’s California and New Jersey facilities.  The Company agrees to use PCT for processing and storage services for commercial purposes on an exclusive basis commencing with such time as PCT completes certain preliminary services and is ready and able to start the processing and storage services as required by the agreement.  PCT agrees to provide to us stem cell processing and long term storage services for our business on an exclusive basis.  Prior to commencing these services, PCT agrees to provide certain preliminary services consisting of technology transfer and protocol review and revision to ensure that the processing and storage services are cGMP compliant.  The agreement sets forth agreed upon fees for the delivery of the services as well as providing for a one-time payment of $35,000 for the preliminary services of which $20,000 has been paid to date.  The agreement is for a four year term, subject to earlier termination on 365 days notice as set forth in the agreement.

On March 6, 2009, the Company and PCT expanded PCT’s services under the PCT Agreement to include its developing a plan to set up a stem cell processing and manufacturing operation in Beijing, China that the Company would pursue in partnership with an off-shore entity.  This plan would support research and cell therapy development and manufacturing operations.  The plan will include a conceptual architectural design, cost estimates for construction, facility validation to meet cGMP standards, equipment requirements and estimated costs of equipment procurement, and other related matters.  The plan is required to be completed by April 17, 2009, subject to PCT having received the technical information reasonably necessary to complete the plan.  PCT’s fees for this work will be $100,000 (of which $50,000 was paid in March 2009 upon the effectiveness of the agreement) plus expenses.

Industry and Geographical Segmental Information

As a result of NeoStem’s acquisition of substantially all the assets and operations of NS California on January 19, 2006, NeoStem had operations in two segments through March 2007. One segment is the collection, processing and banking of adult stem cells and the other segment was the “run off” of its sale of extended warranties and service contracts via the Internet. This “run-off” of warranty and service contracts was completed in March 2007. To date, NeoStem’s operations have been conducted in only one geographical segment.  For further financial information regarding segments, please see the financial statements and notes thereto included elsewhere in this annual report.

Acquisition of NS California, Inc.

On January 19, 2006, NeoStem, through a wholly-owned subsidiary, consummated its acquisition of the assets of NS California relating to NS California’s business of collecting, processing and storing adult stem cells, pursuant to an Asset Purchase Agreement dated December 6, 2005. The purchase price consisted of 50,000 shares of NeoStem Common Stock, plus the assumption of certain enumerated liabilities of NS California and liabilities under assumed contracts. NeoStem also entered into employment agreements with NS California’s chief executive officer and one of its founders as part of the transaction. NS California was incorporated in California in July 2002, and from its inception through the acquisition by NeoStem was engaged in the sale of adult stem cell banking services. In October 2003, NS California leased laboratory space in a research facility at Cedars Sinai Hospital in California and entered into an agreement with a third party to provide adult stem cell collection services. By December 2003, NS California had outfitted its laboratory with equipment for processing, cryopreservation and storage of adult stem cells. In May 2004, after a validation process and inspection and approval by the State of California, NS California received a biologics license and commenced commercial operations. In January 2005, NS California moved its adult stem cell processing and storage facility to Good Samaritan Hospital in California. NS California was compelled to cease operations because it did not have sufficient assets to complete the revalidation of the new laboratory and NS California’s biologics license was suspended. In October 2005, NS California restarted the validation of the laboratory at Good Samaritan Hospital, and on May 29, 2006 NeoStem was issued a new biologics license from the State of California. Pursuant to the Asset Purchase Agreement, NS California was obligated to return to NeoStem (out of the 50,000 shares of Common Stock issued) 167 shares per day for each day after February 15, 2006 that such biologics license had not been issued up to a total of 10,000. NS California has returned 10,000 shares to NeoStem.

Prior Relationship with NS California

On March 31, 2004, NeoStem entered into a joint venture agreement to assist NS California in finding uses of and customers for NS California’s services and technology. NeoStem’s initial efforts concentrated on developing programs utilizing NS California’s services and technology through government agencies. That agreement was terminated as a result of the NS California acquisition. On September 9, 2005, NeoStem signed a revenue sharing agreement with NS California pursuant to which NeoStem had agreed to fund NS California certain amounts to pay pre-approved expenses and other amounts based on a formula relating to NeoStem’s ability to raise capital. Once funded, NS California would pay NeoStem monthly based on the revenue generated in the previous month with a minimum payment due each month. That agreement was terminated as a result of the NS California acquisition.

RESEARCH AND DEVELOPMENT; THERAPEUTICS MARKETPLACE

In addition to our platform business of collecting, processing and storing adult stem cells from the peripheral blood, NeoStem entered the research and development arena through its acquisition from the University of Louisville of the worldwide exclusive license to the VSEL technology.

Acquisition of VSEL Technology

On November 13, 2007, NeoStem entered into an acquisition agreement with UTEK Corporation ("UTEK") and Stem Cell Technologies, Inc., a wholly-owned subsidiary of UTEK ("SCTI"), pursuant to which NeoStem acquired all the issued and outstanding common stock of SCTI in a stock-for-stock exchange. Pursuant to a license agreement (the "License Agreement") between SCTI and the University of Louisville Research Foundation ("ULRF"), SCTI owns an exclusive, worldwide license to a technology developed by researchers at the University of Louisville to identify and isolate rare stem cells from adult human bone marrow, called VSELs (very small embryonic-like) stem cells. Concurrent with the SCTI acquisition, NeoStem entered into a sponsored research agreement (the "Sponsored Research Agreement" or "SRA") with ULRF under which NeoStem will support further research in the laboratory of Mariusz Ratajczak, M.D., Ph.D., a co-inventor of the VSEL technology and head of the Stem Cell Biology Program at the James Graham Brown Cancer Center at the University of Louisville. Certain early obligations of the Company under the License Agreement and the SRA were paid for by funds supplied by UTEK to SCTI prior to the acquisition.  In consideration for the acquisition, NeoStem issued to UTEK 400,000 unregistered shares of its common stock for all the issued and outstanding common stock of SCTI.

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

Under the License Agreement, SCTI agreed to engage in a diligent program to develop the VSEL technology. Certain license fees, milestone payments and royalties, and specified payments in the event of sublicensing, are to be paid to ULRF from SCTI, and SCTI is responsible for all payments for patent filings and related applications.  The License Agreement has an initial term ending the later of (i) 20 years and (ii) the last to expire patent claim.  The License Agreement also contains certain provisions relating to "stacking," permitting SCTI to pay royalties to ULRF at a reduced rate in the event it is required to also pay royalties to third parties exceeding a specified threshold for other technology in furtherance of the exercise of its patent rights or the manufacture of products using the VSEL technology.  To date, the Company has paid:  (i) $29,000 for reimbursement of all expenses related to patent filing and prosecution incurred prior to the effective date (the “Effective Date”) of the License Agreement; (ii) a nonrefundable prepayment of $20,000 creditable against the first $20,000 of patent expenses incurred after the Effective Date; and (iii) a nonrefundable license issue fee equal to $46,000.

Although the funds obtained through the acquisition of SCTI funded certain early obligations under NeoStem’s agreements relating to the VSEL technology, substantial additional funds will be needed and additional research and development capacity will be required to meet its development obligations under the License Agreement and develop the VSEL technology.   NeoStem has applied for Small Business Innovation Research (SBIR) grants and may also seek to obtain funds through applications for other State and Federal grants, grants abroad, direct investments, strategic arrangements as well as other funding sources to help offset all or a portion of these costs.  It is seeking to develop increased internal research capability and sufficient laboratory facilities or establish relationships to provide such research capability and facilities.  In this regard, in July 2008 NeoStem hired a Director of Stem Cell Research and Laboratory Operations and in October 2008 it entered into the Second SOW with NECC pursuant to which, among other things, NeoStem may use shared laboratory space and equipment at the NECC Facility to perform company independent research as well as isolation and processing of VSELs.

SCTI has the right to sublicense the VSEL technology in accordance with the terms of the License Agreement. The License Agreement also sets forth the parties’ rights and obligations with regard to patent prosecution, including that SCTI will take the lead in connection therewith. SCTI can terminate the License Agreement for any reason upon 60 days' prior written notice, and either party can terminate upon 30 days' prior written notice upon certain uncured material breaches of the agreement or immediately upon certain bankruptcy related events. Portions of the license may be converted to a non-exclusive license if SCTI does not diligently develop the VSEL technology or terminated entirely if SCTI chooses to not pay for the filing and maintenance of any patents thereunder. ULRF retained the right under the License Agreement to license and practice the VSEL technology for noncommercial purposes only, such as education, academic research, teaching and public service, and also retained the right of publication subject to certain confidentiality limitations and prior review by SCTI.

VSEL Technology Research Program

Concurrently with the License Agreement, NeoStem entered into the Sponsored Research Agreement with ULRF (“the SRA”). Pursuant to the SRA, NeoStem will support additional research relating to the VSEL technology to be carried out in the laboratory of Dr. Ratajczak as principal investigator. In return, NeoStem will receive the exclusive first option to negotiate a license to the research results. Under the SRA, NeoStem agrees to support the research as set forth in a research plan in an amount of $375,000.  Such costs are to be paid by NeoStem in accordance with a payment schedule which sets forth the timing and condition of each such payment over a two and one-half year period which commences with the commencement of the research, as follows: (i) $100,000 (for which there was originally a $50,000 credit) upon receipt of all approvals and stem cell specimens on which to perform the research (the “First Payment Date”); (ii) $100,000 on the first yearly anniversary of the First Payment Date; (iii) $75,000 on the second yearly anniversary of the First Payment Date; and (iv) $25,000 upon the achievement of each of four specified milestones.   In October 2008, the SRA was amended to provide for certain additional research to be conducted as work preliminary to the first research aim under the SRA (“Pre-Aim 1”), for which approximately one-half of the $50,000 credit was utilized to pay the fee.  Pre-Aim 1 was completed in November 2008.   The parties are in discussions to amend the SRA to accelerate the research based on the research results obtained from Pre-Aim 1.

Under the SRA, ULRF retains the rights to intellectual property developed by its employees in performance of the research relating to the VSEL Technology, and NeoStem and ULRF jointly own intellectual property developed jointly by employees of ULRF and NeoStem in performance of the research. So long as NeoStem continues to support and fund the filing of patent applications and other intellectual property protection for the same, NeoStem has the first option to negotiate for an exclusive, worldwide commercial license to ULRF's interest in any such developed or jointly developed intellectual property. The SRA also establishes rates for royalties and revenue sharing between the parties in the event no license agreement is executed with regard to joint intellectual property but one party chooses to develop or license it to a third party.

The term of the research under the original SRA is two and one-half years and shall commence after all applicable institution (e.g., institutional review board ("IRB")) and Federal approvals are obtained and upon the adult stem cell specimens required for the research being provided to the laboratory.  It is anticipated that the first of the specimens will be received in April 2009.  Certain of SCTI's diligence obligations with respect to developing the VSEL technology commence upon receipt of these cell specimens. Either party may terminate the SRA if Dr. Ratajczak is unable to perform the research and an acceptable successor is not available, or if required approval of a review committee at the University of Louisville or ULRF is not given or is withdrawn. NeoStem may terminate the SRA upon 90 days' written notice to ULRF and either party may terminate the SRA on 30 days' written notice in the event of uncured defaults or breaches.

Other Research

NeoStem had been reviewing its options with regard to establishing an independent research facility on its own or in collaboration with other commercial or blood banking entities on the East Coast in order that NeoStem may expand its research activities relating to the VSEL technology and potentially other research projects identified from time to time.   In this regard, in July 2008 NeoStem hired a Director of Stem Cell Research and Laboratory Operations and in October 2008 it entered into the Second SOW with NECC pursuant to which, among other things, NeoStem may use shared laboratory space and equipment at the NECC facility to perform company independent research as well as isolation and processing of VSELs.  We have also retained PCT to develop the plan for the facility in Beijing, China which would support research and cell therapy development as well as manufacturing operations.

NeoStem is also in discussions relating to other research in the laboratories of other research scientists to generate data relating to other clinical applications of VSELS, including neural, cardiac and ophthalmic, among others.

Regenerative Procedures with Stem Cell Applications; Other Licensing Arrangements

In February 2009, NeoStem entered into a License Agreement with Vincent Giampapa, M.D., F.A.C.S. pursuant to which the Company acquired a world-wide, exclusive, royalty bearing, perpetual and irrevocable license, with the right to sublicense, to certain innovative stem cell technology and applications for cosmetic facial and body procedures and skin rejuvenation.  In January 2009, Dr. Giampapa entered into a three year consulting agreement with the Company to serve as a consultant in anti-aging.  As part of his agreement, he agrees to travel to China a minimum of three times per year for the purpose of educating, training and assessing medical staff.
INTELLECTUAL PROPERTY

NeoStem is seeking patent protection for its technology.  NeoStem acquired and is prosecuting one pending U.S. patent application which had been filed by NS California. This patent application is directed to a process by which stem cells from the bone marrow are mobilized, isolated from adult peripheral blood and stored.  In addition, NeoStem has filed a patent application directed to low-dose, short course, cytokine induction of stem cell mobilization.

Pursuant to the License Agreement, SCTI acquired from ULRF the exclusive, world-wide license to a patent application and know-how relating to very small embryonic-like (VSEL) stem cells.  The U.S. patent application filed by ULRF on the VSEL technology is being prosecuted by NeoStem.  This patent relates specifically to a method of isolating and using VSELs. SCTI also received a license under the License Agreement to unpatented inventions and discoveries contained in certain manuscripts relating to transplantation of VSELs and mobilization of VSELs in certain circumstances, which has been pursued in subsequently filed provisional patent applications.

Pursuant to a license agreement between the Company and Vincent Giampapa, M.D., F.A.C.S., the Company has acquired an exclusive, world-wide license to a granted US patent, patent application and know-how relating to methods and compositions for the restoration of age-related tissue loss. There can be no assurance that any of NeoStem’s patent applications will issue as patents or should patents issue that they will not be found invalid.  The patent position of biotechnology companies generally is highly uncertain and involves complex legal, scientific and factual questions.

GOVERNMENTAL REGULATION

For a description of matters relating to governmental regulation, please see “Risk Factors - Risks Relating to NeoStem’s Business - We operate in a highly regulated environment, and NeoStem's failure to comply with applicable regulations, registrations and approvals would materially and adversely affect our business,” “Risk Factors - Risks Relating to NeoStem’s Business - Our adult stem cell collection, processing and storage business was not contemplated by many existing laws and regulations” and “Risk Factors - Risks Relating to NeoStem’s Business - Our new research and development activities present additional risks.”

COMPETITION

For a description of matters relating to competition, please see “Risk Factors - Risks Relating to Competition” and “Risk Factors - Risks Relating to NeoStem’s Business - Our new research and development activities present additional risks.”

CHINA INITIATIVES

In November 2008, NeoStem signed the Merger Agreement and Share Exchange Agreement (as more fully described below) to begin its expansion into China.

Separately, in 2009, NeoStem embarked on other activities to expand its operations into China.

The rationale behind the Company’s expansion into China is to accelerate stem cell therapy, research and development and creation of intellectual property positions in an environment that is more readily accepting of stem cell therapies.  These initiatives will be lead by U.S. researchers and physicians in collaboration with experts in the People’s Republic of China (“PRC”) for each clinical indication being pursued.  China has a large population with a rapidly growing middle and upper class who are becoming focused on regenerative medicine and can afford such services.  We believe that a collaboration involving these two countries will create immediate commercial, financial and scientific opportunities.

In February 2009, NeoStem entered into a License Agreement  with Vincent Giampapa, M.D., F.A.C.S.  pursuant to which the Company acquired a world-wide, exclusive, royalty bearing, perpetual and irrevocable license, with the right to sublicense, to certain innovative stem cell technology and applications for cosmetic facial and body procedures and skin rejuvenation.  In January 2009, Dr. Giampapa entered into a three year consulting agreement with the Company to serve as a consultant in anti-aging.  As part of his agreement, he agrees to travel to China a minimum of three times per year for the purpose of educating training and assessing medical staff.  In January 2009, on behalf of the Company Dr. Giampapa traveled to China and presented and demonstrated some of his  skin rejuvenation techniques using autologous adult stem cells at the 2009 International Stem Cell Technology and Applications Summit in Qingdao, China. His demonstrations were televised by China Central Television (CCTV), attracting wide public interest as well as professional interest from the Summit's audience of leading stem cell practitioners.

On March 6, 2009, the Company and PCT expanded their cell processing agreement for services in the United States to include PCT’s developing a plan to set up a stem cell processing and manufacturing operation in Beijing, China that the Company would pursue in partnership with an off-shore entity.  This plan would support research and cell therapy development and manufacturing operations.  The plan will include a conceptual architectural design, cost estimates for construction, facility validation to meet cGMP standards, equipment requirements and estimated costs of equipment procurement, and other related matters.  The plan is required to be completed by April 17, 2009, subject to PCT having received the technical information reasonably necessary to complete the plan.

The Company has begun other initiatives to expand its operations into China. RimAsia has been facilitating certain of these efforts and has paid certain expenses that the Company has agreed to reimburse. The Company intends to set up a wholly foreign owned enterprise (“WFOE”) which it will own through an offshore entity. It is expected that the WFOE will enter into a series of contractual arrangements memorialized by several documents known as variable interest entity documents (collectively, the “VIE Documents”) with one or more limited liability companies to be established in China. We intend to cooperate with a research organization in China in applying for significant governmental grants to fund certain research and development activities which may help expansion of the application of the Company’s stem cell technology. NeoStem is classified as a foreign enterprise under PRC law, and the WFOE is classified as a foreign-invested enterprise. Because various regulations in the PRC currently restrict or prohibit foreign-invested entities from holding certain licenses and controlling businesses in certain industries, including the Company’s business of stem cell technology research and application, NeoStem hopes to rely on the contractual relationships memorialized in the VIE Documents to control the business, personnel, and financial affairs of the PRC limited liability companies. The Company is exploring the possibility of these expansion activities being a substitute for its moving forward with closing the transactions under the Share Exchange Agreement. See Risk Factors  - “Risks Related to Doing Business in China.”

A schematic of the structure of the China initiatives follows:

The NeoStem stem cell business model in China can be broken down as follows:

•	Treatment

•
Provision of regenerative medicine therapies using neural stem cells for the treatment of a variety of CNS (central nervous system) conditions such as ALS, cerebral atrophy, cerebral palsy, external blunt force traumas, Parkinson’s Disease, spinal cord injuries, and stroke and related ailments

•	Provision of regenerative medicine therapies using autologous mesenchymal stem cells extracted from bone marrow for the treatment of various limb ischemia conditions

•	Expansion into additional therapeutic areas using US based technologies.

•	Storage

•	Collection, processing and cryogenic preservation and storage of adult stem cells from peripheral blood for potential future regenerative medical treatment

•	There are no commercial scale providers that offer this service in China

•
Storage is one of the core businesses of NeoStem in the US; Combined Company will be able to derive significant operating support and technical knowledge in establishing on a commercial scale such an operation with international best practices and standards

•	Cosmetic & Anti-Aging

•	Provision of stem cell based treatments for cosmetic and anti-aging applications

•	Distribution of related health supplements and nutriceutical products

•	Distributor network spanning multiple provinces.

•	R&D

•
Research and commercial development on VSEL (Very Small Embryonic Like) stem cell technology with NBS and its US R&D partner, the University of Louisville, the institution at which the VSEL technology was developed and at which research with NBS is continuing

•	Establishment of dedicated R&D facility in Beijing in conjunction with several major PRC medical and research institutes is anticipated

•	Addressable market for CNS conditions alone is significant

•
Estimates for CNS market alone are 25-29 million, comprising 10 million victims of stroke, 10 million afflicted by cerebellum atrophy, 5 million patients with cerebral palsy, and the balance suffering from a number of conditions including ALS and Parkinson’s

•	Domestic market remains largely untapped

•	PRC Domestic market remains largely untapped

•	Less than 3,000 patients have been treated to date throughout China

•	Medical tourism also shows potential

•	Estimated 23 million potential stem cell patients from affluent countries world-wide with one of four major nervous system diseases that can be treated by stem cell treatment

MERGER AND SHARE EXCHANGE

Agreement and Plan of Merger

On November 2, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with China Biopharmaceuticals Holdings, Inc., a Delaware corporation ("CBH"), China Biopharmaceuticals Corp., a British Virgin Islands corporation and wholly-owned subsidiary of CBH ("CBC"), and CBH Acquisition LLC, a Delaware limited liability company and wholly-owned subsidiary of NeoStem ("Merger Sub"). The Merger Agreement contemplates the merger of CBH with and into Merger Sub, with Merger Sub as the surviving entity (the “Merger”); provided, that prior to the consummation of the Merger, CBH will spin off all of its shares of capital stock of CBC to CBH’s stockholders in a distribution so that the only material assets of CBH following such spin-off (the "Spin-off") will be CBH's 51% ownership interest in Suzhou Erye Pharmaceuticals Company Ltd. (“Erye”), a Sino-foreign joint venture with limited liability organized under the laws of the People’s Republic of China (the "PRC"), plus net cash which shall not be less than $550,000. Erye specializes in research and development, production and sales of pharmaceutical products, as well as chemicals used in pharmaceutical products. Erye, which has been in business for more than 50 years, currently manufactures over 100 drugs on seven Good Manufacturing Practices (GMP) lines, including small molecule drugs.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, all of the shares of common stock, par value $.01 per share, of CBH ("CBH Common Stock"), issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time") will be converted into the right to receive, in the aggregate, 7,500,000 shares of NeoStem Common Stock (of which 150,000 shares will be held in escrow pursuant to the terms of an escrow agreement to be entered into between CBH and NeoStem). Subject to the cancellation of outstanding warrants to purchase shares of CBH Common Stock held by RimAsia Capital Partners, L.P. ("RimAsia"), a principal stockholder of NeoStem and the sole holder of shares of Series B Convertible Preferred Stock, par value $0.01 per share, of CBH (the "CBH Series B Preferred Stock"), all of the shares of CBH Series B Preferred Stock issued and outstanding immediately prior to the Effective Time will be converted into (i) 5,383,009 shares of NeoStem Common Stock, (ii) 6,977,512 shares of Series C Convertible Preferred Stock, without par value, of NeoStem, each with a liquidation preference of $1.125 per share and convertible into shares of NeoStem Common Stock at a conversion price of $.90 per share, and (iii) warrants to purchase 2,400,000 shares of NeoStem Common Stock at an exercise price of $0.80 per share.

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

Pursuant to the Merger Agreement, NeoStem has agreed to use its reasonable best efforts to cause the members of NeoStem's Board of Directors to consist of the following five members promptly following the Effective Time: Robin L. Smith (Chairman), current Chairman of the Board and Chief Executive Officer of NeoStem; Madam Zhang Jian, the Chairman and Chief Financial Officer of CBH, the General Manager of Erye and a 10% holder of EET, and Richard Berman, Steven S. Myers and Joseph Zuckerman, each a director of NeoStem (the latter three to be independent directors, as defined under the NYSE Amex listing standards).   NeoStem’s intention thereafter will be to cause the number of members constituting the NeoStem Board of Directors to be increased from five to seven, in accordance with NeoStem’s by-laws, as amended, and to fill the two vacancies created thereby with one additional independent director (as defined under the NYSE Amex listing standards) to be selected by a nominating committee of the NeoStem Board of Directors and with Eric Wei, the managing partner of RimAsia.

The Merger Agreement acknowledges that in its discretion the Compensation Committee of NeoStem’s Board of Directors may grant bonuses of up to 1,000,000 shares or options under any equity compensation plan in connection with the closing of the transactions under the Merger Agreement.  The Merger Agreement also provides that options outstanding immediately prior to the closing of the transactions under the Merger Agreement to purchase shares of common stock held by current employees, advisory board members, directors and certain consultants of the Company, in the sole discretion of the Compensation Committee, may be amended, cancelled and reissued or otherwise modified so that the exercise price shall be $.80 per share.

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

The transactions contemplated by the Merger Agreement are subject to the authorization for listing on the NYSE Amex (or any other stock exchange on which shares of NeoStem Common Stock are listed) of the shares to be issued in connection with the Merger, shareholder approval, approval of NeoStem's acquisition of 51% ownership interest in Erye by relevant PRC governmental authorities, receipt of a fairness opinion and other customary closing conditions set forth in the Merger Agreement. The Merger currently is expected to be consummated in the second quarter of 2009.

The foregoing description of the Merger Agreement is not complete and is qualified in its entirety by reference to the Merger Agreement, which is incorporated by reference as Exhibit 2(a) hereto.

Share Exchange

On November 2, 2008, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”), with China StemCell Medical Holding Limited, a Hong Kong company (the "HK Entity"), Shandong New Medicine Research Institute of Integrated Traditional and Western Medicine Limited Liability Company, a China limited liability company ("Shandong"), Beijing HuaMeiTai Bio-technology Limited Liability Company (“WFOE”) and Zhao Shuwei, the sole shareholder of the HK Entity (“HK Shareholder”), pursuant to which NeoStem agreed to acquire from the HK Entity all of the outstanding interests in the HK Entity, and through a series of contractual arrangements described below, seeks to obtain certain benefits from Shandong. Shandong is engaged in the business (the "Shandong Business") of research, development popularization and transference of regenerative medicine technology (except for those items for which it does not have special approval) in the PRC.

The HK Shareholder owns 100% of the ownership interests in the HK Entity, and the HK Entity owns 100% of ownership interests in the WFOE. The WFOE seeks to obtain certain benefits from Shandong through a series of contractual arrangements memorialized through several documents known as variable interest entity documents (collectively, the “VIE Documents”). The relevant VIE Documents, to which the WFOE, Shandong and the founder of Shandong, Dr. Wang Taihua, are parties, include a power of attorney, an exclusive technical and consulting service agreement, a loan agreement, a share pledge agreement and an exclusive option agreement.  In November 2008, RimAsia extended a loan to the WFOE in the amount of $150,000 for the purpose of capitalizing it, which NeoStem has acknowledged is a cost of closing the Share Exchange that shall be satisfied at such closing.

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

The transactions contemplated by the Share Exchange Agreement are subject to the authorization for listing on the NYSE Amex (or any other stock exchange on which shares of NeoStem Common Stock are listed or quoted) of the Exchange Shares, stockholder approval, regulatory approval and other customary closing conditions set forth in the Share Exchange Agreement. The Share Exchange currently is expected to close in the second quarter of 2009.  In addition to the other closing conditions set forth in the Share Exchange Agreement, NeoStem’s obligation to close is also conditioned upon the results of due diligence, including but not limited to, legal, financial and business due diligence, being reasonably satisfactory to it.  NeoStem, as well as the other parties, also have the right to terminate the Share Exchange Agreement by written notice to the other parties if the transactions contemplated thereby are not consummated by March 31, 2009.

The foregoing description of the Share Exchange Agreement is not complete and is qualified in its entirety by reference to the Share Exchange Agreement, which is incorporated by reference as Exhibit 2(b) hereto.

FINANCING ACTIVITIES

2009 Financing Activities

In order to move forward certain research and development activities, strategic relationships in various clinical and therapeutic areas as well as to support activities related to the Merger Agreement and Share Exchange Agreement, and other ongoing obligations of the Company, in March and February 2009, the Company issued promissory notes (the “RimAsia Notes”) totaling $1,150,000 to RimAsia Capital Partners, L.P. (“RimAsia”), a principal stock holder of the Company.  The RimAsia Notes bear interest at a rate equal to 10% per annum and mature on October 31, 2009 except that they mature earlier in the case of an equity financing by the Company that raises in excess of $10,000,000.

2008 Financing Activities

On May 21, 2008, NeoStem completed a private placement of securities pursuant to which $900,000 in gross proceeds was raised (the “May 2008 private placement”). On May 20 and May 21, 2008, NeoStem entered into Subscription Agreements (the "Subscription Agreements") with 16 accredited investors listed therein (the "Investors"). Pursuant to the Subscription Agreements, NeoStem issued to each Investor units comprised of one share of its NeoStem Common Stock and one redeemable five-year warrant to purchase one share of NeoStem Common Stock at a purchase price of $1.75 per share, at a per-unit price of $1.20.  The warrants are not exercisable for a period of six months and are redeemable by NeoStem if the NeoStem Common Stock trades at a price equal to or in excess of $2.40 for a specified period of time. In the May 2008 private placement, NeoStem issued an aggregate of 750,006 units to Investors consisting of 750,006 shares of NeoStem Common Stock and 750,006 redeemable warrants, for an aggregate purchase price of $900,000. Dr. Robin L. Smith, NeoStem’s Chairman and Chief Executive Officer, purchased 16,667 units for a purchase price of $20,000 and Catherine M. Vaczy, NeoStem’s Vice President and General Counsel, purchased 7,500 units for a purchase price of $9,000. New England Cryogenic Center, Inc., or NECC, one of the largest full-service cryogenic laboratories in the world and a strategic partner of NeoStem since October 2007, also participated in the offering.   Pursuant to the terms of the Subscription Agreements, NeoStem was required to prepare and file no later than forty-five days (with certain exceptions) after the closing of the May 2008 private placement, a Registration Statement with the SEC to register the shares of NeoStem Common Stock issued to Investors and the shares of NeoStem Common Stock underlying the warrants.  Such registration statement was filed with the SEC on July 1, 2008.

In connection with the May 2008 private placement, NeoStem paid as finders’ fees to accredited investors, cash in the amount of $3,240 and issued five year warrants to purchase an aggregate of 35,703 shares of NeoStem Common Stock. Such warrants contain generally the same terms as those sold to the Investors, except they contain a cashless exercise feature and piggyback registration rights. Cash in the amount of 4% of the proceeds received by NeoStem from the future exercise of 30,000 of the Investor warrants is also payable to one of the finders.

On September 2, 2008, NeoStem completed a private placement of securities pursuant to which $1,250,000 in gross proceeds was raised (the “September 2008 private placement”).  On September 2, 2008, NeoStem entered into a subscription agreement with RimAsia Capital Partners, L.P.  Pursuant to the subscription agreement, NeoStem issued to RimAsia one million units, at a per-unit price of $1.25, each unit comprised of one share of NeoStem Common Stock and one redeemable five-year warrant to purchase one share of NeoStem Common Stock at a purchase price of $1.75 per share. The warrants are not exercisable for a period of six months and are redeemable by NeoStem if the NeoStem Common Stock trades at a price equal to or in excess of $3.50 for a specified period of time or the dollar value of the trading volume of the NeoStem Common Stock for each day during a specified period of time equals or exceeds $100,000.  In the September 2008 private placement, NeoStem thus issued 1,000,000 units to RimAsia consisting of 1,000,000 shares of NeoStem Common Stock and 1,000,000 redeemable warrants, for an aggregate purchase price of $1,250,000.  Pursuant to the terms of the subscription agreement, NeoStem is required to prepare and file no later than 180 days after the closing of the September 2008 private placement, a registration statement with the SEC to register the resale of the shares of NeoStem Common Stock issued to RimAsia and the shares of NeoStem Common Stock underlying the warrants; provided, that the Company is not liable to pay specified amounts under the terms of the Subscription Agreement if the Company does not file such a registration statement in a timely manner because the Company does not have available audited financial statements required by the SEC of a company with which the Company has signed a letter of intent to acquire.

On December 18, 2008, Neostem and RimAsia entered into a letter agreement (the “Amendment”) pursuant to which, among other things, the warrants issued to RimAsia in the September 2008 private placement were amended to restrict their exercisability in the event that such exercise would increase RimAsia’s beneficial ownership of NeoStem’s Common Stock to above 19.9%. The restriction on exercisability also applies to warrants issued in any proposed 2009 capital raise and as further discussed below.  The warrants are not exercisable to the extent that the number of shares of Common Stock to be issued pursuant to such exercise would exceed, when aggregated with all other shares of Common Stock beneficially owned by RimAsia at such time, the number of shares of Common Stock which would result in RimAsia beneficially owning in excess of 19.9% of NeoStem’s Common Stock.  Such restrictions on exercisability shall not apply upon a merger, consolidation or sale of all or substantially all of the assets of NeoStem if the shareholders of NeoStem prior to such transaction do not own more than 50% of the entity succeeding to the business of NeoStem after such transaction, and such restriction does not apply following any exercise of any mandatory conversion or redemption rights by NeoStem. Such restriction on exercise shall remain in place until such time as approval of NeoStem’s shareholders shall be obtained, which proposal is to be included in the Joint Proxy Statement/Prospectus to be filed in connection with the proposed Merger.  See also above “ – Merger and Share Exchange – Agreement and Plan of Merger” for information on NeoStem Class B Warrants and NeoStem Class C Convertible Preferred Stock to be issued to RimAsia in connection with the Merger, which are also the subject of the Amendment and the restriction on exercisability and conversion, respectively.  See also the description of the November 2008 private placement (below), in which securities were issued of which RimAsia may be deemed the beneficial owner, which would also be included, as appropriate, in any calculation under the Amendment.

On October 23, 2008, NeoStem completed a private placement of securities pursuant to which $250,000 in gross proceeds was raised (the “October 2008 private placement”).  On October 15, 2008, NeoStem entered into a subscription agreement with an accredited investor.  Pursuant to the subscription agreement, NeoStem issued to the investor 200,000 units at a per-unit price of $1.25, each unit comprised of one share of NeoStem Common Stock and one five-year warrant to purchase one share of NeoStem Common Stock at a purchase price of $1.75 per share. The warrants are not exercisable for a period of six months.  In the October 2008 private placement, NeoStem thus issued 200,000 units to the investor consisting of 200,000 shares of NeoStem Common Stock and 200,000 warrants, for an aggregate purchase price of $250,000.  The issuance of the units was subject to the prior approval of the NYSE Amex, which approval was obtained on October 23, 2008, and on that date the units were issued. Pursuant to the terms of the subscription agreement, NeoStem is required to prepare and file no later than 180 days after the final closing of the October 2008 private placement, a registration statement with the SEC to register the resale of the shares of NeoStem Common Stock issued to the investor and the shares of NeoStem Common Stock underlying the warrants; provided, that the Company is not liable to pay specified amounts under the terms of the Subscription Agreement if the Company does not file such a registration statement in a timely manner because the Company does not have available audited financial statements required by the SEC of a company the Company proposes to acquire.

On November 26, 2008, NeoStem completed a private placement of securities pursuant to which $500,000 in gross proceeds was raised (the “November 2008 private placement”). On November 7, 2008, NeoStem entered into a subscription agreement with Fullbright Finance Limited, a corporation organized under the laws of the British Virgin Islands and an affiliate of EET.  Pursuant to the subscription agreement, NeoStem issued to the investor 400,000 units at a per-unit price of $1.25, each unit comprised of one share of NeoStem Common Stock and one redeemable five-year warrant to purchase one share of NeoStem Common Stock at a purchase price of $1.75 per share.  The warrants are not exercisable for a period of six months and are redeemable by NeoStem if the NeoStem Common Stock trades at a price equal to or in excess of $3.50 for a specified period of time. In the November 2008 private placement, NeoStem thus issued 400,000 Units to the investor consisting of 400,000 shares of NeoStem Common Stock and 400,000 redeemable warrants, for an aggregate purchase price of $500,000. The issuance of the units was subject to the prior approval of the NYSE Amex.  Pursuant to the terms of the subscription agreement, NeoStem is required to prepare and file no later than 180 days after the final closing of the November 2008 private placement, a registration statement with the SEC to register the resale of the shares of NeoStem Common Stock issued to the investor and the shares of NeoStem Common Stock underlying the warrants; provided, that the Company is not liable to pay specified amounts under the terms of the Subscription Agreement if the Company does not file such a registration statement in a timely manner because the Company does not have available audited financial statements required by the SEC of a company the Company proposes to acquire.   In connection with Fullbright’s purchase of the Units, EET, the principal shareholders of which are also the principal shareholders of Fullbright, borrowed $500,000 from RimAsia, and the Units acquired by Fullbright were pledged to RimAsia as collateral therefor.

2007 Financing Activities

In January 2007, NeoStem had entered into a strategic alliance with UTEK, a specialty finance company focused on technology transfer, as part of its plan to move forward to expand its proprietary position in the adult stem cell collection and storage arena as well as the burgeoning field of regenerative medicine.  The purpose of the agreement was to identify potential technology acquisition opportunities that fit NeoStem’s strategic vision.  Through its strategic alliance agreements with companies in exchange for their equity securities, UTEK assists such companies in enhancing their new product pipeline by facilitating the identification and acquisition of innovative technologies from universities and research laboratories worldwide. UTEK is a business development company with operations in the United States, United Kingdom and Israel. In January 2007, NeoStem issued 12,000 shares of NeoStem Common Stock to UTEK, vesting as to 1,000 shares per month commencing January 2007. See above for information on NeoStem’s acquisition of the VSEL technology in November 2007 via a transaction with UTEK.

In January and February 2007, NeoStem raised an aggregate of $2,500,000 through the private placement of 250,000 units at a price of $10.00 per unit to 35 accredited investors (the “January 2007 private placement”). Each unit was comprised of two shares of NeoStem Common Stock, one redeemable seven-year warrant to purchase one share of NeoStem Common Stock at a purchase price of $8.00 per share and one non-redeemable seven-year warrant to purchase one share of NeoStem Common Stock at a purchase price of $8.00 per share. NeoStem issued an aggregate of 500,000 shares of NeoStem Common Stock, and warrants to purchase up to an aggregate of 500,000 shares of NeoStem Common Stock at an exercise price of $8.00 per share. Emerging Growth Equities, Ltd (“EGE”), the placement agent for the January 2007 private placement, received a cash fee equal to $171,275 and was entitled to expense reimbursement not to exceed $50,000. NeoStem also issued to EGE redeemable seven-year warrants to purchase 34,355 shares of NeoStem Common Stock at a purchase price of $5.00 per share, redeemable seven-year warrants to purchase 17,127 shares of NeoStem Common Stock at a purchase price of $8.00 per share and non-redeemable seven-year warrants to purchase 17,127 shares of NeoStem Common Stock at a purchase price of $8.00 per share. Pursuant to the terms of the January 2007 private placement, NeoStem was obligated to prepare and file, no later than ten days after the filing of NeoStem’s Annual Report on Form 10-K, a registration statement with the SEC to register the shares of NeoStem Common Stock issued to the investors and the shares of NeoStem Common Stock underlying the warrants issued to the investors and to EGE. Such registration statement was filed with the SEC on February 7, 2007. The January 2007 private placement was conditioned upon entry by the NeoStem Board of Directors and executive officers into a lock-up agreement, pursuant to which such directors and officers will not, without the consent of EGE, sell or transfer their NeoStem Common Stock until the earlier of: (a) six months following the effective date of the registration statement filed to register the shares underlying the units, or (b) twelve months following the sale of the units. This registration statement was declared effective by the SEC on April 25, 2007.

In August, 2007, NeoStem raised an aggregate of $6,350,000 through a best efforts underwritten public offering of 1,270,000 units at a price of $5.00 per unit (the “August 2007 public offering”). Each unit consisted of one share of NeoStem Common Stock and a five year Class A warrant to purchase one-half a share of NeoStem Common Stock at a price of $6.00 per share. Thus, 1,000 units consisted of 1,000 shares of NeoStem Common Stock and Class A warrants to purchase 500 shares of NeoStem Common Stock. The aggregate number of units sold was 1,270,000, the aggregate number of shares of NeoStem Common Stock included within the units was 1,270,000 and the aggregate number of Class A Warrants included within the units was 535,000. Mercer Capital, Ltd. (“Mercer”) acted as lead underwriter for the August 2007 public offering. In connection with this offering, NeoStem issued five year warrants to purchase an aggregate of 95,250 shares of NeoStem Common Stock at $6.50 per share to Mercer and other participating underwriters. After payment of underwriting commissions and expenses and other costs of the August 2007 public offering, the aggregate net proceeds to NeoStem were $5,620,000.

2006 Financing Activities

On December 30, 2005, and in January 2006, NeoStem consummated the private placement sale to 19 accredited investors of units consisting of convertible promissory notes and detachable warrants (“the WestPark private placement”). Gross proceeds raised were $250,000 on December 30, 2005 and $250,000 in January 2006, totaling an aggregate of $500,000 in gross proceeds. Each unit was comprised of: (a) a nine month note in the principal amount of $25,000 bearing 9% simple interest, payable semi-annually, with the 2nd payment paid upon maturity, convertible into shares of NeoStem Common Stock at an initial conversion price of $6.00 per share; and (b) 4,167 detachable three year warrants, each for the purchase of one share of NeoStem Common Stock at an exercise price of $12.00 per share. The notes were subject to mandatory conversion by NeoStem if the closing price of the NeoStem Common Stock had been at least $18.00 for a period of at least 10 consecutive trading days prior to the date on which notice of conversion was sent by NeoStem to the holders of the promissory notes, and if the underlying shares were then registered for resale with the SEC. Holders of the units are entitled to certain registration rights (see below). NeoStem issued to WestPark Capital, Inc., the placement agent for the WestPark private placement, (i) 5,000 shares of NeoStem Common Stock (2,500 shares on December 30, 2005 and 2,500 shares in January 2006); and (ii) warrants to purchase an aggregate of 8,334 shares of NeoStem Common Stock (4,167 on December 30, 2005 and 4,167 in January 2006). By January 2007 all the convertible promissory notes issued in the WestPark private placement had either been converted into shares of NeoStem Common Stock or repaid by NeoStem (see below).

In May 2006, NeoStem entered into an advisory agreement with Duncan Capital Group LLC (“Duncan”). Pursuant to the advisory agreement, Duncan provided to NeoStem on a non-exclusive best efforts basis, services as a financial consultant in connection with any equity or debt financing, Merger, acquisition as well as with other financial matters. In return for these services, NeoStem was paying to Duncan a monthly retainer fee of $7,500 (50% of which could be paid by NeoStem in shares of its NeoStem Common Stock valued at fair market value) and reimbursing it for its reasonable out-of-pocket expenses up to $12,000. Pursuant to the advisory agreement, Duncan also agreed that it or an affiliate would act as lead investor in a proposed private placement of securities, for a fee of $200,000 in cash and 24,000 shares of restricted NeoStem Common Stock. On June 2, 2006 (the “June 2006 private placement”), NeoStem entered into a securities purchase agreement with 17 accredited investors (the “June 2006 investors”). DCI Master LDC, an affiliate of Duncan, acted as lead investor. Duncan received its fee as described above. NeoStem issued to each June 2006 investor shares of its NeoStem Common Stock at a per-share price of $4.40 along with a five-year warrant to purchase a number of shares of NeoStem Common Stock equal to 50% of the number of shares of NeoStem Common Stock purchased by the June 2006 investor (together with the NeoStem Common Stock issued, the “June 2006 securities”). The gross proceeds from this sale were $2,079,000. In February 2007, the term of this agreement was extended through December 2007. Additionally, it was amended to provide that the monthly retainer fee be entirely paid by issuing to Duncan an aggregate of 15,000 shares of NeoStem Common Stock vesting monthly over the remaining term of the agreement. The vesting of these shares was accelerated in July 2007 such that they were fully vested and the advisory agreement was canceled in August 2007.

Pursuant to the securities purchase agreement for the June 2006 private placement, NeoStem expanded the size of its Board to four directors, and appointed Dr. Robin L. Smith as Chairman of the Board and Chief Executive Officer of NeoStem. Dr. Smith, who was previously Chairman of the Advisory Board of NeoStem, purchased 5,000 shares of NeoStem Common Stock and warrants to purchase 2,400 shares of NeoStem Common Stock pursuant to the terms of the securities purchase agreement. NeoStem also agreed to expand the size of the Board upon the initial closing under the securities purchase agreement to permit DCI Master LDC to designate one additional independent member to the NeoStem Board of Directors reasonably acceptable to NeoStem. Richard Berman was originally appointed to the NeoStem Board of Directors in November 2006 to serve as such designee. The securities purchase agreement also prohibits NeoStem from taking certain action without the approval of a majority of the Board of Directors for so long as the purchasers in the June 2006 private placement own at least 20% of the NeoStem Common Stock, including making loans, guarantying indebtedness, incurring indebtedness that is not already included in a Board approved budget on the date of the securities purchase agreement that exceeds $100,000, encumbering NeoStem’s technology and intellectual property or entering into new or amending employment agreements with executive officers. DCI Master LDC was also granted access to Company facilities and personnel and given other information rights. Pursuant to the securities purchase agreement, all then current and future officers and directors of NeoStem were to not, without the prior written consent of DCI Master LDC, dispose of any shares of capital stock of NeoStem, or any securities convertible into, or exchangeable for or containing rights to purchase, shares of capital stock of NeoStem until three months after the effective date of the registration statement filed with the SEC to register the securities issued in the June 2006 private placement (described below). Such registration statement was declared effective on November 6, 2006.

The officers of NeoStem, as a condition of the initial closing under the securities purchase agreement for the June 2006 private placement, entered into letter agreements with NeoStem pursuant to which they converted an aggregate of $278,653 of accrued salary into shares of NeoStem Common Stock at a per share price of $4.40. After adjustments for applicable payroll and withholding taxes which were paid by NeoStem, NeoStem issued to such officers an aggregate of 37,998 shares of NeoStem Common Stock. NeoStem also adopted an Executive Officer Compensation Plan, effective as of the date of closing of the securities purchase agreement and pursuant to the letter agreements each officer agreed to be bound by the Executive Officer Compensation Plan. In addition to the conversion of accrued salary, the letter agreements provided for a reduction by 25% in base salary for each officer until NeoStem achieves certain milestones, the granting of options to purchase shares of NeoStem Common Stock under NeoStem’s 2003 Equity Participation Plan which become exercisable upon NeoStem achieving certain revenue milestones and the acceleration of the vesting of certain options and restricted shares held by the officers. In January 2007, the milestones relating to the reduction in base salary had been achieved; however, the same officers (and in addition the Chief Executive Officer who became an employee in connection with the June 2006 private placement) agreed to subsequent amendments to or replacements of their employment agreements which provided instead for a 20% reduction in base salary and/or agreement by the officer to extend their employment term, as well as certain additional or amended terms.

In connection with the securities purchase agreement, on June 2, 2006 NeoStem entered into a registration rights agreement with each of the June 2006 investors (the “June 2006 registration rights agreement”). Pursuant to the June 2006 registration rights agreement, NeoStem was obligated to prepare and file no later than June 30, 2006 a registration statement with the SEC to register the shares of NeoStem Common Stock and the shares of Common Stock underlying the warrants issued in the June 2006 private placement. NeoStem and the June 2006 investors agreed to amend the registration rights agreement and extend the due date of the registration statement to August 31, 2006. A registration statement was filed pursuant thereto and declared effective by the SEC on November 6, 2006.

Pursuant to the terms of the WestPark private placement (described above), NeoStem agreed to file with the SEC and have effective by July 31, 2006, a registration statement registering the resale by the investors in the WestPark private placement of the shares of NeoStem Common Stock underlying the convertible promissory notes and the warrants sold in the WestPark private placement. In the event NeoStem did not do so, (i) the conversion price of the convertible promissory notes would be reduced by 5% each month, subject to a floor of $4.00; (ii) the exercise price of the warrants would be reduced by 5% each month, subject to a floor of $10.00; and (iii) the warrants could be exercised pursuant to a cashless exercise provision. NeoStem did not have the registration statement effective by July 31, 2006 and requested that the investors in the WestPark private placement extend the date by which the registration statement was required to be effective until February 28, 2007. NeoStem also offered to the investors the option of (A) extending the term of the convertible note for an additional four months from the maturity date in consideration for which (i) NeoStem would issue to the investor for each $25,000 in principal amount of the convertible note 568 shares of unregistered NeoStem Common Stock; and (ii) the exercise price per warrant would be reduced from $12.00 to $8.00, or (B) converting the convertible note into shares of NeoStem Common Stock in consideration for which (i) the conversion price per conversion share would be reduced to $4.40; (ii) NeoStem would issue to the investor for each $25,000 in principal amount of the Note, 1,136 shares of NeoStem Common Stock; (iii) the exercise price per warrant would be reduced from $12.00 to $8.00; and (iv) a new warrant would be issued substantially on the same terms as the original Warrant to purchase an additional 4,167 shares of NeoStem Common Stock for each $25,000 in principal amount of the convertible note at an exercise price of $8.00 per share. Pursuant to this, the investor was also being asked to waive any and all penalties and liquidated damages accumulated as of the date of the agreement.

In September 2006, NeoStem revised the offer relating to the option of conversion of the WestPark Notes by eliminating the issuance of the additional 1,136 shares of NeoStem Common Stock for each $25,000 in principal amount of the Note converted. As of October 30, 2006, investors holding $425,000 of the $500,000 of convertible promissory notes had agreed to convert them into shares of NeoStem Common Stock and $162,500 (of which $137,500 in principal amount was subsequently transferred and converted by the transferees) had agreed to extend the term of the convertible promissory notes on the terms set forth above. On November 6, 2006, the registration statement was declared effective. In January 2007, the remaining $75,000 in outstanding convertible promissory notes were repaid.

During July and August 2006, NeoStem raised an aggregate of $1,750,000 through the private placement to 34 accredited investors of 397,727 shares of its NeoStem Common Stock at $4.40 per share and warrants to purchase 198,864 shares of NeoStem Common Stock at $8.00 per share (the “Summer 2006 private placement”). The terms of the Summer 2006 private placement were substantially similar to the terms of the June 2006 private placement.

FORMER BUSINESS OPERATIONS

NeoStem was incorporated under the laws of the State of Delaware in September 1980 under the name Fidelity Medical Services, Inc. Under prior management it engaged in various businesses, including the development and sale of medical imaging products, the retail sale and wholesale distribution of stationery and related office products in the United Kingdom, operation of a property and casualty insurance business, and ultimately through June 2002 the sale of extended warranties and service contracts over the Internet covering automotive, home, office, personal electronics, home appliances, computers and garden equipment. In June 2002, management determined, in light of continuing operating losses, to discontinue its warranty and service contract business and to seek new business opportunities for NeoStem. NeoStem entered a new line of business where it provided capital and guidance to companies in multiple sectors of the healthcare and life science industries, in return for a percentage of revenues, royalty fees, licensing fees and other product sales of the target companies.  In addition to such activities, since June 2002 NeoStem continued to “run off” the sale of its warranties and service contracts. This run off was completed in March 2007.

EMPLOYEES

As of March 27, 2009, NeoStem had 16 employees, of which 11 are full-time.

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

Since our inception in 1980, we have generated only limited revenues from sales and have incurred substantial net losses of $9,242,071, $10,445,473 and $6,051,400 for the years ended December 31, 2008, 2007 and 2006, respectively. We expect to incur additional operating losses as well as negative cash flow from our adult stem cell collection, processing and storage business operations until we successfully commercialize and develop this business, if ever.  The Company will incur losses and negative cash flow for the foreseeable future as a result of our research and development activities and other operations until the VSEL technology and such operations can be successfully implemented, integrated into our business and commercialized, if ever.

We have a history of liquidity problems, which may affect our ability to raise capital.

At December 31, 2008, we had a cash balance of $431,000, negative working capital of $(431,000) and a stockholders’ equity of $863,200.  Our history of illiquidity and losses may make it difficult for us to raise capital on favorable terms. We have from time to time raised capital for our activities through the sale of our equity securities and promissory notes. Most recently, we raised an aggregate of $1,150,000 in 2009 through the issuance of promissory notes, and in 2008 we raised an aggregate of $2,900,000 through the private placement sale of our common stock and warrants to purchase our common stock.  Such capital raising activities have enabled us to pursue our business plan and begin to grow our adult stem cell collection and storage business, including expanding marketing and sales activities, as well as to pursue acquisition opportunities.  The funds we obtained through the acquisition of SCTI funded certain early obligations under our agreements relating to our VSEL technology; however, we expect that substantial additional funds will need to be raised in order for us to continue to fund additional research and development activities relating to the VSEL technology, support marketing efforts relating to the adult stem cell collection centers in the Company’s network and to pursue related business opportunities, including medical tourism and the Company’s expansion activities in China.  The Company has applied for SBIR grants and also anticipates seeking to obtain funds through applications for other State and Federal grants, grants abroad, direct investments into SCTI, strategic arrangements as well as other funding sources to help offset all or a portion of these costs; however, there can be no assurance that such funding will be received.

We will need substantial additional financing and/or additional revenues to continue operations.

We will require substantial additional capital to fund our current operating plan for our business, including the development of our VSEL technology and support marketing efforts relating to the adult stem cell collection centers in the Company’s network and to pursue related business opportunities, including medical tourism and expansion into China.  In addition, our cash requirements may vary materially from those now planned because of expenses relating to marketing, advertising, sales, distribution, research and development and regulatory affairs, as well as the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities.

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

We continue to incur expenses, including the salary of our executive officers, rent, legal, marketing and accounting fees, insurance and general administrative expenses. We are building the infrastructure for our business and will experience additional cash outflows in the foreseeable future. It is not possible at this time to state whether we will be able to finance these cash outflows or when we will be able to achieve and sustain a positive cash position. Our ability to become profitable will depend on many factors, including our ability to successfully commercialize and develop the business. We cannot assure that we will ever become profitable and we expect to continue to incur losses.  NS California, the company from which we initially acquired our adult stem cell business, had nominal operations and nominal assets at the time of our acquisition.  From its inception in 2002 through September 30, 2005, NS California had aggregate revenues of $25,500, and aggregate losses of $2,357,940.  We cannot guarantee that we will be more successful than NS California in achieving sufficient revenues for profitability. Even if we do achieve profitability, we cannot guarantee that we can sustain or increase profitability in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, then our business, results of operations, financial condition and cash flows will be materially and adversely affected. Because our strategy includes acquisitions of other businesses, products or technologies, acquisition expenses and any cash used to make these acquisitions will reduce our available cash.

Our stock has historically had limited trading volume.

Our common stock currently trades on the NYSE Amex (formerly known as the American Stock Exchange) and until August 9, 2007 was traded on the Over-the-Counter Bulletin Board, an electronic, screen-based trading system operated by the National Association of Securities Dealers, Inc. Our stock has generally been thinly traded and, although trading volume has increased since it has commenced trading on the NYSE Amex, we cannot assure you that our stock will continue to have improved liquidity or that it will increase above current levels.  Our Class A Warrants also trade on the NYSE Amex, but have had very limited trading volume.  As a result, an investor may find it difficult to dispose of our common stock or warrants.

Our stock and Class A warrants may be delisted from the NYSE Amex.

On February 10, 2009, we received notice from the NYSE Amex  indicating that the Company is not in compliance with Section 704 of the NYSE Amex Company Guide (the “Guide”), which requires a listed company to hold meetings of its shareholders annually.  On November 3, 2008, the Company had announced that it planned to hold a shareholder meeting to obtain approval of the Share Exchange Agreement and the Merger Agreement.  It had been the Company’s understanding that this series of events constituted sufficiently unusual circumstances to permit a single combined meeting to be held in 2009 and that this would be in compliance with Section 704.  The Company was afforded the opportunity to submit a plan of compliance to the NYSE Amex by March 10, 2009, that demonstrates it will bring it back into compliance by August 11, 2009. The Company submitted such a plan on a timely basis.  The Company is also nearing the NYSE Amex’s financial thresholds for continued listing including minimum shareholders’ equity requirements and certain other quantitative and qualitative listing standards.  If the plan is not accepted by the NYSE Amex or the Company’s financial condition does not improve, the Company may be subject to delisting procedures as set forth in Section 1010 and Part 12 of the Guide.  If the Company is delisted and is not able to relist, or to list on another exchange, liquidity in our securities may be reduced and an investor may find it difficult to dispose of our common stock and Class A Warrants.

Our stock price could be volatile.

The price of our common stock has fluctuated widely in the past and may be more volatile in the future. Factors such as the announcements of government regulation, new products or services introduced by us or by our competition, healthcare legislation, trends in health insurance, litigation, fluctuations in operating results, our success in commercializing our business, market conditions for healthcare stocks in general as well as economic recession could have a significant impact on the future price of our common stock. The historically low volume of trading in our common stock has made it more vulnerable, and it may continue to be more vulnerable, to rapid changes in price in response to market conditions.

Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the price of our common stock and other securities.

We had 7,749,358 shares of common stock outstanding as of March 27, 2009. The following securities that may be exercised for, or are convertible into, shares of our common stock were issued and outstanding as of March 27, 2009:

•	Options. Stock options to purchase 1,723,300 shares of our common stock at a weighted average exercise price of approximately $3.95 per share.

•	Class A Warrants. Warrants to purchase 635,000 shares of our common stock at an exercise price of $6.00 per share. The Class A warrants were issued in our public offering in August 2007.

•
Underwriters Warrants.  Warrants issued to the underwriter in our public offering in August 2007 to purchase 95,250 shares of our common stock at an exercise price of $6.50 per share (130% of the price of the common stock sold in the public offering).

•	Other Warrants. Warrants to purchase 5,280,692 shares of our common stock at a weighted average exercise price of approximately $3.61 per share.

The vast majority of the outstanding shares of NeoStem Common Stock, as well as substantially all the shares of NeoStem Common Stock that may be issued under our outstanding options, warrants and Class A warrants, are or have the contractual right to be registered or are otherwise not restricted from trading.

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

Our success materially depends on the development of therapeutic treatments and cures for disease using stem cells. The broader medical and research environment for such treatments and cures critically affects the utility of stem cells, the services we offer to the public, and our future success. The value of stem cells in the treatment of disease is subject to potentially revolutionary technological, medical and therapeutic changes. However, future technological and medical developments or improvements in conventional therapies could render the use of stem cells and our services and equipment obsolete and unmarketable. As a result, there can be no assurance that our services will provide competitive advantages over other technologies. If technological or medical developments arise that materially alter the commercial viability of our technology or services, we may be forced to incur significant costs in replacing or modifying equipment in which we have already made a substantial investment prior to the end of its anticipated useful life. Alternatively, significant advances may be made in other treatment methods or in disease prevention techniques which could significantly reduce or entirely eliminate the need for the services we provide. The materialization of any of these risks could have a material adverse effect on our business, financial condition, our results of operations or our ability to operate at all.

We may be forced to undertake lengthy and costly efforts to build market acceptance of our stem cell collection, processing and storage services, the success of which is critical to our profitability. There can be no assurance that these services will gain market acceptance. To date, only a minimal number of collections have been performed at the collection centers in our network.

Our future success in the business of collecting, processing and storing adult stem cells depends on the successful and continued market acceptance of this service. Broad use and acceptance of our service requires marketing expenditures and education and awareness of consumers and medical practitioners who, under present law, must order stem cell collection on behalf of a potential customer. The time and expense required to educate and build awareness of our services and their potential benefits could significantly delay market acceptance and our ultimate profitability. The successful commercialization of our services will also require that we satisfactorily address the concerns of medical practitioners in order to avoid potential resistance to recommendations for our services and ultimately reach our potential consumers. No assurances can be given that our business plan and marketing efforts will be successful, that we will be able to commercialize our services, or that there will be market acceptance of our services or clinical acceptance of our services by physicians sufficient to generate any material revenues for us. To date, only a minimal number of collections have been performed at the collection centers in our network.

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

Historically, the FDA has not regulated banks that collect and store stem cells. More recent changes, however, require establishments engaged in the recovery, processing, storage, labeling, packaging or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (HCT/Ps) or the screening or testing of a cell tissue donor to register with the FDA. The registration requirement was effective as of January 2004 and we are currently so registered. The FDA also adopted rules in May 2005 that regulate current Good Tissues Practices (cGTP). Certain of our operations, or operations of our contracted service providers, are subject to these regulations, and there can be no assurance that we or they will be able, or will have the resources, to comply or to remain in compliance. Future FDA regulations could also adversely impact or limit our ability to market or perform our services. In order to collect and store blood stem cells we must conduct (or arrange for the conduct of) a variety of laboratory tests which are regulated under the federal Clinical Laboratory Improvement Amendments (CLIA). Any facility conducting regulated tests must obtain a CLIA certificate of compliance and submit to regular inspection.

Some states require additional regulation and oversight of clinical laboratories operating within their borders and some impose obligations on out-of-state laboratories providing services to their residents. Many of the states in which we, our strategic partners or members of our collection network engage in collection, processing or storage activities have licensing requirements that must be complied with. Additionally, there may be state regulations impacting the use of blood products that would impact our business. We currently have a biologics license from the State of California. We also have two provisional licenses from the State of New York, which permit the Company’s California facility to collect, process and store hematopoietic progenitor cells (“HPCs”) collected from New York residents, and also permit the solicitation in New York relating to the collection of HPCs. A third provisional license received in January 2008, permits the California facility to collect, process, store and use for medical research HPCs collected from New York residents.  New England Cryogenic Center, Inc., or NECC, the cryogenic laboratory with whom we have formed a strategic alliance to provide additional processing and storage capacity for consumers on the East Coast, to process and store for certain research purposes; and PCT, the facility with whom we have formed a strategic alliance to provide additional processing and storage capacity for commercial purposes at the cGMP level at its California and New Jersey facilities, have each represented to the Company that each has such licenses as are required to perform the services provided for under their respective agreements with the Company.  Each such license is subject to certain limitations. There can be no assurance that we, our strategic partners or members of our collection center network will be able to obtain any necessary licenses required to conduct business in any states, or maintain licenses that are required and obtained with respect to such states, including California and New York. Certain licensing requirements involve the need to hire medical directors and others with certain training and technical backgrounds and there can be no assurance that such individuals can be retained or will remain retained.  We may also be subject to state and federal privacy laws related to the protection of our customers’ personal health information and state and federal laws related to the security of such personal health information and other personal data to which we would have access through the provision of our services. In particular, we serve as a  “business associate” of various health care providers in our collection center network who are obligated to comply with privacy and security standards adopted under the Health Insurance Portability and Accountability Act of 1996 (HIPAA). As a business associate, we incur certain regulatory obligations which will be changing over the next year as a result of amendments to HIPAA under the American Recovery and Reinvestment Act of 2009 (ARRA). Under ARRA, our privacy and security compliance burden will increase, and we will be subject to audit and enforcement by the federal government and in some cases, enforcement by state authorities. We will also be obligated to publicly disclose wrongful disclosures or losses of personal health information. We may be required to spend substantial amounts of time and money to comply with these requirements, any regulations and licensing requirements, as well as any future legislative and regulatory initiatives. Failure to comply with applicable regulatory requirements or delay in compliance may result in, among other things, injunctions, operating restrictions, and civil fines and criminal prosecution which would have a material adverse effect on the marketing and sales of our services and impair our ability to operate profitably or preclude our ability to operate at all in the future.  NeoStem is in the process of transferring its processing and storage operations to NECC and PCT due to space constraints at its California facility.  Any delay in complying with licensing requirements applicable to such new processing and storage facilities could have a material adverse impact on our business.

Our adult stem cell collection, processing and storage business was not contemplated by many existing laws and regulations.

The service that we provide is unique. It is not medical treatment, although it involves medical procedures. It is not clinical research, although we have entered the research and development arena relating to the VSEL technology and additional research participation is part of our business plan. Our research activities are subject to different regulations than our commercial activities.  Our adult stem cell collection, processing and storage business was not contemplated by many of the regulations in the field in which we operate and as a result, there is often considerable uncertainty when we are analyzing the applicability of regulatory requirements. We have devoted significant resources to ensuring compliance with those laws that we believe to be applicable and when applicability of a law is in doubt, we have opted to comply in order to minimize risk.  It is possible, however, that regulators may disagree with some of our interpretations of the law prompting additional compliance requirements or even enforcement actions. Such enforcement may have a material adverse effect on our operations or may require re-structuring of our operations or impair our ability to operate profitably.

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

Side effects or limitations of the stem cell collection process or a failure in the performance of our or our strategic partners’ cryopreservation storage facility or systems could harm our business and reputation.

To the extent a customer experiences adverse side effects from the stem cell collection process, the quantities of stem cells collected through our process are ultimately determined to be in inadequate therapeutic amounts, or our or our strategic partners’ cryopreservation storage services are disrupted or discontinued, or our ability to provide banked stem cells is impaired for any reason, our business and operations could be adversely affected. Any equipment failure that causes a material interruption or discontinuance in our or our strategic partners’ cryopreservation storage of stem cell specimens could result in stored specimens being damaged and unable to be utilized. Adverse side effects of the collection process, limitations of the collection process (such as whether the collection process produces a sufficient quantity of stem cells for all future therapeutic applications) or specimen damage (including contamination or loss in transit to us), could result in litigation against us and reduced future revenue, as well as harm to our reputation. Our insurance may not adequately compensate us for any losses that may occur due to any such adverse side effects, limitations or failures in our or our strategic partners’ systems or interruptions in our or our strategic partners’ ability to maintain proper, continued, cryopreservation storage services. Our and our strategic partners’ systems and operations are vulnerable to damage or interruption from fire, flood, equipment failure, break-ins, tornadoes and similar events for which we do not have redundant systems or a formal disaster recovery plan and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any claim of adverse side effects or limitations or material disruption in our or our strategic partners’ ability to maintain continued uninterrupted storage systems could have a material adverse effect on our business, operating results and financial condition.

We are dependent on existing relationships with third parties to conduct our business.

Our process of collecting stem cells involves the injection of a “mobilizing agent” which causes the stem cells to leave the bone marrow and enter into the blood stream. The injection of this mobilizing agent is an integral part of the collection process. There is currently only one supplier of this mobilizing agent, and we are currently dependent upon our relationship with such supplier to maintain an adequate supply. Although we continue to explore alternative methods of stem cell collection including the use of alternative mobilizing agents, there can be no assurance that any such methods will prove to be successful. In the event that our supplier is unable or unwilling to continue to supply a mobilizing agent to us on commercially reasonable terms, and we are unable to identify alternative methods or find substitute suppliers on commercially reasonable terms, we may not be able to successfully commercialize our business. We are also currently using only one outside “apheresis” provider that also is the apheresis provider to certain of our collection centers being operated by members of our network. “Apheresis” is the process through which stem cells are extracted from a patient’s whole blood and it is an integral part of our collection process. Although other third parties could provide apheresis services, any disruption in the relationship with this service would cause a delay in the delivery of our services. In order to successfully commercialize our business, we will continue to depend upon our relationship with such companies or we or the collection centers operated by members of our network will need to develop internal capabilities to provide this service and obtain appropriate licensure. See also “- Our new research and development activities present additional risks” for additional risks relating to our dependence on third parties for development of our VSEL technology.

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

Our research and development activities present additional risks.

Our research and development activities relating to the VSEL technology are subject to many of the same risks as our adult stem cell collection, processing and storage business, and there can be no assurance that we independently or through collaborations will successfully develop, commercialize or market the VSEL technology.  Any sublicensing arrangements we may desire to enter into in connection with the development of this technology are subject to the prior approval of the University of Louisville and there can be no assurance they will give such approvals although they may not unreasonably withhold their approval.  Further, we have development obligations under our exclusive license agreement with the University of Louisville pursuant to which we have licensed the VSEL technology. As we currently have minimal capacity to conduct research and development activities, to assist in meeting such development obligations we have entered into a sponsored research agreement with the University of Louisville pursuant to which research services are being provided and on which we are currently dependent on their performance in developing the VSEL technology. Additional research projects are also being pursued. We will, however, require additional research and development capacity and access to funds to meet our obligations under the license agreement and fully develop the VSEL technology and integrate it into our business, and expect losses to increase as our research and development efforts progress.  We have applied for SBIR grants and also anticipate seeking to obtain such funds through applications for other State and Federal grants, grants abroad, direct investments into SCTI, strategic arrangements as well as other funding sources to help offset all or a portion of these costs; however, there can be no assurance that such funds will be received. We must also develop increased internal research capability and sufficient laboratory facilities or establish relationships to provide such research capability and facilities. There can be no assurance that we will be able to establish and maintain such relationships on commercially acceptable terms, if at all. Further, we must meet payment and other obligations under the license and sponsored research agreements. The license agreement requires the payment of certain license fees, royalties and milestone payments, payments for patent filings and applications and the use of due diligence in developing and commercializing the VSEL technology. The sponsored research agreement requires periodic and milestone payments. Our failure to meet financial or other obligations under the license or sponsored research agreements in a timely manner could result in the loss of some or all of our rights to proprietary technology (as an example, portions of the license may be converted to a non-exclusive license or it can be terminated entirely), and/or we could lose our right to have the University of Louisville conduct research and development efforts.

The commercial viability of our VSEL technology is subject to substantially the same risks as our adult stem cell collection, processing and storage business, but it may also depend upon the ability to successfully expand the number of VSELs collected through our adult stem cell collection process into a therapeutically viable amount as well as the utility of VSELs for therapeutic purposes. As the number of VSELs which can be isolated from the adult peripheral blood collected is relatively small, the ability to create a therapeutic quantity of VSELs from a small number of cells may be essential to effectively using VSELs. There are many biotechnology laboratories attempting to develop stem cell expansion technology, but to date, stem cell expansion techniques are very inefficient and typically the target cells stop dividing naturally, keeping the yield low. A critical aspect of our adult stem cell collection and banking service relating to the VSEL technology could therefore be the utilization of stem cell expansion processes, and there can be no assurance that such technology will be available.

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

If we are unable to obtain future financing when needed, we may not be able to pay fees relating to our licenses, patents or other intellectual property on a timely basis or at all, which could result in a loss of any or all of our intellectual property rights.

Our License Agreement with the University of Louisville requires, and other license agreements to which we are or may become a party in the future will or may require, us to pay license fees, royalties and milestone payments and fees for patent filings and applications.  In addition, obtaining and maintaining patent protection depends, in part, on our ability to pay the applicable filing and maintenance fees.  Our failure to meet financial obligations under our license agreements in a timely manner or our non-payment or delay in payment of our patent fees, could result in the loss of some or all of our rights to proprietary technology or the inability to secure or enforce intellectual property protection.  The loss of any or all of our intellectual property rights would limit our ability to develop and/or market our services, which would materially adversely affect our business, financial condition and results of operations.

Any future acquisitions may expose us to additional risks.

We continuously review acquisition prospects that would complement our current business, increase the size and geographic scope of our operations or otherwise offer revenue generating or other growth opportunities.  In 2008 we were actively involved in exploring, and continue to explore, acquisition opportunities of revenue generating businesses, both domestically or abroad, including businesses that are synergistic with or additive to our current business.  The financing for any of these acquisitions (including the Merger and Share Exchange transactions) could dilute the interests of our stockholders, result in an increase in our indebtedness or both. Acquisitions may entail numerous risks, including:

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

Our failure to successfully complete the integration of any acquired business could have a material adverse effect on our business, financial condition and operating results. In addition, there can be no assurance that we will be able to identify additional suitable acquisition candidates or consummate additional acquisitions on favorable terms.

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

Cord blood banks such as ViaCord (a division of ViaCell International, a wholly-owned subsidiary of PerkinElmer, Inc.) or Cryo-Cell International may be drawn to the field of stem cell collection because their processing labs and storage facilities can be used for processing adult stem cells from peripheral blood and their customer lists may provide them with an easy access to the market. We estimate that there are approximately 59 cord blood banks in the United States, approximately 44 of which are autologous (donor and recipient are the same) and approximately 15 of which are allogeneic (donor and recipient are not the same). Hospitals that have transplant centers to serve cancer patients may elect to provide some or all of the services that we provide. We estimate that there are approximately 200 hospitals in the United States with stem cell transplant centers. All of these competitors may have access to greater financial resources. In addition, other established companies with greater access to financial resources may enter our markets and compete with us. There can be no assurance that we will be able to compete successfully.

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

RISKS RELATING TO THE MERGER AND SHARE EXCHANGE

Risks relating to both the Merger and the Share Exchange

The consummation of the Merger and Share Exchange and related transactions are contingent upon the satisfaction of certain closing conditions, and the failure or delay in satisfying such closing conditions could result in increased costs and enhanced expenditure of resources or a decline in NeoStem's stock price.

The transactions contemplated by the Agreement and Plan of Merger and the Share Exchange Agreement are subject to the satisfaction of several closing conditions.  In order to consummate the Merger, the stockholders of NeoStem must approve both the issuance of securities in connection with the Merger and the amendment to NeoStem's amended and restated certificate of incorporation to increase the number of authorized shares of Preferred Stock and the CBH stockholders must approve the Merger and the Spin-off.  In addition, in order to consummate the Merger, the shares of NeoStem Common Stock to be issued in connection with the Merger must be authorized for listing on the NYSE Amex (or any other stock exchange on which shares of NeoStem Common Stock are listed); approval by the relevant PRC and other governmental authorities of NeoStem's acquisition of 51% ownership interest in Erye, as described above, must be obtained; NeoStem must receive a re-affirmation of the fairness opinion issued by vFinance; and other customary closing conditions set forth in the Agreement and Plan of Merger must be satisfied.  The Share Exchange Agreement also contains various conditions to closing.  There is no guarantee that such approvals will be obtained or that such conditions will be satisfied.

Any failure to satisfy or delay in satisfying any condition to closing, could result in increased costs as a result of additional efforts directed towards attempting to consummate the transactions, as well as decreased operational performance pending the outcome of the efforts directed at completion of the transactions.  Legal, accounting, and printing fees must be paid whether or not the Merger or Share Exchange transactions are consummated, and the amount of any or all of these fees may be enhanced if there is any failure or delay in satisfying the closing conditions.  Any such delays or failures to satisfy conditions could materially adversely affect NeoStem’s business, financial condition and results of operations.  In addition, a failure to complete the Merger and/or the Share Exchange, or a delay in completing either or both transactions, could result in a decline of the market price of NeoStem Common Stock to the extent that the relevant current market price reflects a market assumption that either the Merger and/or the Share Exchange will be completed.

NeoStem will need substantial additional financing to fund operations of NeoStem, CBH and Shandong following the Merger and Share Exchange, and if it is unable to obtain future capital on acceptable terms or at all, the business operations of the combined entity will be adversely affected.

None of NeoStem, CBH or the Shandong Institute has sufficient capital to fund the operating plan for the business of the combined company following the Merger and the Share Exchange.  In addition, NeoStem's cash requirements may increase significantly because of the transaction costs relating to the Merger and the Share Exchange.  Although NeoStem expects to seek additional capital through public or private financings, additional financing may not be available on acceptable terms, or at all.  If NeoStem is unable to obtain adequate financing on a timely basis, or at all, it may be unable to operate the business of the combined company following the Merger and the Share Exchange.

Sales of substantial amounts of NeoStem Common Stock in the open market, or the availability of such shares for sale, could adversely affect the price of NeoStem Common Stock and other securities, and certain currently outstanding options and warrants will be repriced.

As of March 27, 2009, 7,749,358 shares of NeoStem Common Stock were issued and outstanding.  Upon consummation of the Merger and the Share Exchange, it is expected that approximately 25,982,367 shares of NeoStem Common Stock will be outstanding.  Immediately prior to the consummation of the Merger and the Share Exchange, NeoStem intends to reprice currently outstanding options and warrants to purchase an aggregate of approximately 3,077,283 shares of NeoStem Common Stock pursuant to the terms of the Agreement and Plan of Merger.  It is currently anticipated that options to purchase an aggregate of approximately 1,642,300 shares of NeoStem Common Stock with a current range of exercise prices of $0.95 to $25.00 per share will be repriced to a range of $0.80 to $6.8779 per share, and warrants to purchase an aggregate of approximately 1,339,733 shares of NeoStem Common Stock with a current range of exercise prices of $3.00 to $8.00 per share will repriced to a range of $2.00 to $3.68 per share.  After giving effect to the repricing and the consummation of the Merger and the Share Exchange, the following securities that may be exercised for, or are convertible into, shares of NeoStem Common Stock are currently anticipated to be outstanding:

•	Stock options to purchase 1,723,300 shares of NeoStem Common Stock at an approximate weighted average exercise price of approximately $0.90 per share.

•	Warrants to purchase 4,645,692 shares of NeoStem Common Stock at an approximate weighted average exercise price of approximately $2.27 per share.

•	Class A Warrants to purchase 635,000 shares of NeoStem Common Stock at an exercise price of $2.8922 per share. The Class A Warrants were issued in our public offering in August 2007.

•	Class B Warrants to purchase 2,400,000 shares of NeoStem Common Stock at an exercise price of $0.80 per share. The Class B Warrants will be issued in connection with the Merger.

•	Class C Warrants to purchase up to 2,012,097 shares of NeoStem Common Stock at an exercise price of $2.50 per share. The Class C Warrants may be issued in connection with the Merger.

•
NeoStem Series C Preferred Stock, convertible into up to 6,977,512 shares of NeoStem Common Stock at a conversion price of $0.90 per share.  The NeoStem Series C Preferred Stock may be issued in connection with the Merger.

The vast majority of the outstanding shares of NeoStem Common Stock, as well as substantially all the shares of NeoStem Common Stock that may be issued under our outstanding options, warrants and Class A warrants, are or have the contractual right to be registered or are otherwise not restricted from trading.

Our outstanding warrants may negatively affect our ability to raise additional capital.

During the terms of NeoStem's outstanding warrants and Class A Warrants, and the Class B Warrants and Class C Warrants to be issued in connection with the Merger, the holders thereof are given the opportunity to profit from a rise in the market price of the NeoStem Common Stock.  So long as these warrants are outstanding, the terms on which we could obtain additional capital may be adversely affected.  The holders of these warrants might be expected to exercise them at a time when NeoStem would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by these warrants.

Risks Relating to the Merger

Set forth below are certain risk factors relating to the proposed Merger of which you should be aware. More complete risk factors relating to the proposed Merger will be included in the Proxy Statement/Registration Statement.

The consummation of the transactions contemplated by the Merger Agreement is dependent upon NeoStem's obtaining all relevant and necessary governmental approvals from the relevant PRC government authorities.

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

•
Restrictions on currency exchange may limit NeoStem's ability to use cash flow most effectively or to repatriate our investment and fluctuations in currency values could adversely affect operating results.

•	Cultural, language and managerial differences may result in the reduction of our overall performance.

•	Political instability in the PRC could harm NeoStem's business.

Risks Relating to the Share Exchange

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

Pursuant to the Share Exchange Agreement, NeoStem will acquire the HK Entity, which owns the WFOE, and the WFOE seeks to obtain certain benefits from Shandong through the VIE Documents. As a Delaware corporation, NeoStem is classified as a foreign enterprise under PRC law, and the WFOE is classified as a foreign-invested enterprise. Because various regulations in China currently restrict or prevent foreign-invested entities from holding certain licenses and controlling businesses in certain industries, NeoStem must rely on the contractual relationships memorialized in the VIE Documents to obtain benefits from the business, personnel, and financial affairs of Shandong.

The PRC laws and regulations governing business entities are often vague and uncertain. There is a particular lack of clarity in the PRC law applicable to the arrangements establishing the operating structure. Despite the uncertain application of PRC law, the structure of the WFOE, together with the contractual arrangements under the VIE Documents, has been implemented successfully where foreign-invested entities have participated in obtaining benefits from PRC entities engaged in restricted businesses. However, PRC law is more vague on the subject of utilizing such structure in the context of prohibited businesses in which Shandong may engage. Given this lack of clarity in PRC law, if NeoStem is found to be in violation of any existing or future PRC laws, regulations, and/or circulars, the relevant regulatory authorities would have broad discretion in dealing with such violation, including levying fines, confiscating NeoStem's income, revoking business and/or operating licenses, requiring NeoStem to restructure the relevant ownership structure or operations, and requiring NeoStem to discontinue all or any portion of its operations in the PRC. Any of these actions could cause significant disruption to NeoStem's business operations and may materially and adversely affect NeoStem's business, financial condition and results of operations. There can be no assurance that NeoStem will not be found in violation of any current or future PRC laws, regulations, and/or circulars.

The WFOE’s contractual arrangements with Shandong and its equity owners as memorialized in the VIE documents may not be as effective in obtaining benefits from Shandong as direct ownership of Shandong.

NeoStem intends to conduct substantially all of the Shandong Business in the PRC and generate substantially all of its revenues from the Shandong Business vis-à-vis the WFOE and Shandong, through contractual arrangements with Shandong and its equity owners that provide NeoStem with certain benefits from Shandong. NeoStem will depend on Shandong to hold and maintain certain licenses and other relevant government approvals necessary for its business activities. Shandong also owns certain assets relating to its business and operations, and employs the personnel necessary to carry out such business and operations. NeoStem will have no ownership interest in Shandong. The contractual arrangements as embodied in the VIE Documents may not be as effective in providing NeoStem with benefits from Shandong as direct ownership of Shandong. In addition, Shandong or its equity owners may breach the contractual arrangements.

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

See Risks Relating to the Merger (above).

For additional factors that NeoStem may experience in connection with having operations in the PRC that may adversely affect NeoStem's business and results of operations, see Risk Factors Relating to the Merger (above).

Risks Related to the Joint Venture Agreement

Even if Erye continues to be profitable, NeoStem will be entitled to receive only 6% of the net profits of Erye for a three-year period commencing on the first day of the fiscal quarter after the consummation of the Merger, which could adversely affect NeoStem's results of operations.

Upon consummation of the transactions contemplated by the Merger, NeoStem will own 51% of the ownership interests in Erye, and EET will own the remaining 49% ownership interest.  Pursuant to the terms and conditions of the Joint Venture Agreement, dividend distributions to EET and NeoStem will be made in proportion to their respective ownership interests in Erye; provided, however, that for the three-year period commencing on the first day of the first fiscal quarter after the Joint Venture Agreement becomes effective, (i) 49% of undistributed profits (after tax) will be distributed to EET and lent back to Erye by EET for use by Erye in connection with the construction of a new plant for Erye; (ii) 45% of the net profit (after tax) will be provided to Erye as part of the new plant construction fund, which will be characterized as paid-in capital for NeoStem's 51% interest in Erye; and (iii) 6% of the net profit will be distributed to NeoStem directly for NeoStem’s operating expenses.  There can be no assurance that Erye will continue to be profitable following the consummation of the Merger, if at all, or that NeoStem will ever receive any distributions from Erye whatsoever.

Many terms of the Joint Venture Agreement, as well as the location of its operations, limit NeoStem's ability to control major decisions of Erye, which could adversely affect NeoStem's business.

Pursuant to the Joint Venture Agreement, Erye's Board of Directors shall be comprised of two individuals designated by EET and three individuals designated by NeoStem; provided, that one of the positions designated by NeoStem shall be assumed by the member of the NeoStem Board of Directors designated by EET.  Pursuant to the terms of the Joint Venture Agreement, the affirmative vote of all of the Erye Board of Directors is required for several major decisions of Erye including the amendment of the Joint Venture Agreement or Articles of Association of Erye, the termination or dissolution of Erye, increase or reduction of the registered capital of Erye and merger or spin-off of Erye.  Pursuant to the terms of the Joint Venture Agreement, the affirmative vote of more than 75% of the Erye Board of Directors is required for several major decisions of Erye, including, among others, the disposition of all material assets of Erye, a change of more than 50% of the equity interest in Erye, changes in more than 50% of the directors of Erye within any consecutive 24 month period, decisions on the material strategy and operation and development of Erye and the entrance into related party transactions with Erye's shareholders and their affiliates.  In addition, since many of Erye's officers will live outside the United States, it may be difficult for us to exert control over the day-to-day operations of Erye.

Some terms of the Joint Venture Agreement limit NeoStem's ability with respect to future acquisitions of and investments in chemical drug manufacturing companies, which could adversely affect NeoStem's business.

Pursuant to the terms of the Joint Venture Agreement, prior to the investment by NeoStem in any chemical drug manufacturing company that competes directly with the business of Erye, NeoStem must obtain the consent from Erye. NeoStem also must consult with Erye prior to introducing any new small molecule drug in China with respect to whether it can be produced more cheaply or efficiently by Erye. There can be no assurance that Erye will give its consent to NeoStem’s investment in any chemical drug manufacturing company, which could adversely affect the development of NeoStem's business.

The income obtained by NeoStem as a shareholder of Erye from the relocation of Erye will be transferred to EET, which could adversely affect NeoStem's results of operations.

Pursuant to the terms of the Joint Venture Agreement, after the relocation of Erye, the old plant shall cease all its current business and all income in the form of relocation compensation by the government, and total payments generated from any lease or transfer to third party shall be vested in EET, which could adversely affect NeoStem's results of operations.

RISKS RELATING TO DOING BUSINESS IN CHINA

We are beginning to pursue business opportunities in China in addition to those contemplated by the Merger Agreement and the Share Exchange Agreement, and it is expected that our business will develop an increasingly significant presence in China. Please consult the “Business Overview” section of this Annual Report, which contains a discussion of our agreement with PCT contemplating a plan for the establishment of a stem cell processing, storage and manufacturing operation in Beijing; a summary of our plans to create a new WFOE and one or more new limited liability companies in China directed at our efforts to exercise control over the proposed stem cell processing, storage and manufacturing operation and related research and development activities; and a description of our license agreement with Vincent Giampapa, M.D., F.A.C.S. pertaining to the China territory. Because China’s economy, laws, regulations and policies are different from those typically found in the west and are continually changing, we will face risks including those summarized below:

China is a developing nation governed by a one party government and may be more susceptible to political, economic, and social upheaval than other nations.

China is a developing country governed by a one-party government.   China is also a country with an extremely large population, widening income gaps between rich and poor and between urban and rural residents, minority ethnic and religious populations, and growing access to information about the different social, economic, and political systems to be found in other countries.   China has also experienced extremely rapid economic growth over the last decade, and its legal and regulatory systems have changed rapidly to accommodate this growth.   These conditions make China unique and may make it susceptible to major structural changes.   Such changes could include a reversal of China’s movement to encourage private economic activity; labor disruptions or other organized protests; nationalization of private businesses; internal conflicts between the police or military and the citizenry; and international political or military conflict.   If any of these events were to occur, it could shut down China’s economy and cause us to temporarily or permanently cease any operations in China.

The PRC’s laws, regulations and policies, and changes to them, may limit the ability of our operations in China to operate profitably, or may prevent our operations in China from functioning at all.

Any operations we pursue in China may be heavily regulated by many state, provincial and local authorities. Any operations in China may be subject to the actions of PRC government regulators such as the State Food and Drug Administration (“SFDA”).   Government regulations may have a material impact on our operations in China, increase costs and prevent or delay our company in licensing, manufacturing and marketing any products or services we may decide to offer.  Any research, development, testing, manufacturing or marketing activities that we engage in may be subject to various governmental regulations in China, including health and drug regulations.   Government regulations, among other things, cover the inspection of and controls over testing, manufacturing, safety and environmental considerations, efficacy, labeling, advertising, promotion, record keeping and sale and distribution of pharmaceutical products.   In the event we seek to license, manufacture, sell or distribute any products or services, we might need the proper approval from certain government agencies such as the SFDA.   The future growth and profitability of any operations in China would be contingent on obtaining the requisite approvals. There is no assurance that we will obtain such approvals.

In addition, delays or rejections may be encountered based upon additional government regulation from future legislation, administrative action or changes in governmental policy and interpretation.  Any marketing activities we might engage in also may subject us to government regulations with respect to the prices that we intend to charge or any other marketing and promotional related activities.   Government regulations may substantially increase our costs for developing, licensing, manufacturing and marketing any products or services, impacting negatively on our operation, revenue, income and cash flow.   There could be changes in government regulations applicable to pharmaceutical industries, which changes may adversely affect our business.

We are in the process of developing a significant business presence in China. Since this is one of our first ventures into the Chinese market, our operations may be subject to additional risks and uncertainties.

Because we do not have any experience in doing business in the PRC, our directors, officers, managers, and employees will be encountering for the first time the economic, political, and legal climate that is unique to the PRC, which may present risk and uncertainties to our operations.  Although in recent years the PRC’s government has implemented measures emphasizing the use of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in the PRC is still owned by the PRC’s government. In addition, the PRC’s government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over the PRC’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.   There can be no assurance that the PRC’s economic, political or legal systems will not develop in a way that becomes detrimental to our business, results of operations and prospects.  Our activities may be materially and adversely affected by changes in the PRC’s economic and social conditions and by changes in the policies of the PRC’s government, such as measures to control inflation, changes in the rates or method of taxation and the imposition of additional restrictions on currency conversion.

If political relations between China and the Unites States or Europe deteriorate, it could cause a downturn in our financial condition; disruptions to our operations; or a less receptive public response to the goods or services we may offer.

The relationship between China and the United States and Europe is subject to sudden fluctuation and periodic tension.  Relations may also be compromised if the U.S. or Europe becomes a more vocal advocate of Taiwan or proceeds to sell certain military weapons and technology to Taiwan.  Changes in political conditions in China and changes in the state of Sino-U.S. relations and Sino-European relations are difficult to predict and could adversely affect our operations or financial condition. In addition, because of our involvement in the Chinese market, any deterioration in political relations might cause a public perception in the United States or elsewhere that might cause the goods or services we may offer to become less attractive.  Because we are not limited to any specific industry, there is no basis for investors in this offering to evaluate the possible extent of any impact on our ultimate operations if relations are strained between China and either the United States or Europe.

We may not be able to enforce our rights in China.

China’s legal and judicial system may negatively impact foreign investors.   In 1982, the National People’s Congress amended the Constitution of China to authorize foreign investment and guarantee the “lawful rights and interests” of foreign investors in the China.   However, China’s system of laws in this area is not yet comprehensive.   The legal and judicial systems in the China are still rudimentary, and enforcement of existing laws is inconsistent.   Many judges in China lack the depth of legal training and experience that would be expected of a judge in a more developed country.   Because the China judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country.   It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction.   China’s legal system is based on civil law, or written statutes; a decision by one judge does not set a legal precedent that must be followed by judges in other cases.   In addition, the interpretation of Chinese laws may vary to reflect domestic political changes.

PRC laws and regulations that may govern our business operations in China are sometimes vague and uncertain.   There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business and the enforcement and performance of our contractual arrangements in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings.   We will be required to comply with certain PRC laws and regulations.   These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty.   The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors.   New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.   We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business.

The laws of China are likely to govern many of our material agreements.  We cannot assure you that we will be able to enforce our interests or our material agreements or that remedies will be available outside of certain regions.  For example, the system of laws and the enforcement of existing laws in China may not be as certain in implementation and interpretation as in the United States.  The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation.  The inability to enforce or obtain a remedy under any of our future agreements may have a material adverse impact on our operations.

If China imposes restrictions to reduce inflation, future economic growth in China could be severely curtailed, which could lead to a significant decrease in the efficiency and/or profitability of our operations in China.

While the economy of China has experienced rapid growth, this growth has been uneven among various sectors of the economy and in different geographical areas of the country.  Rapid economic growth can lead to growth in the supply of money and rising inflation.  If prices for any products or services being developed in China rise at a rate that is insufficient to compensate for the rise in the costs of supplies, materials or labor, it may have an adverse effect on profitability.  In order to control inflation in the past, China has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending.  If similar restrictions are imposed, it may lead to a slowing of economic growth.  We cannot predict with any certainty the degree to which our line of business will be affected by any slow-down of economic growth.

Many industries in China are subject to government regulations that limit or prohibit foreign investments in such industries, which may limit our potential to control certain businesses, acquire specific interests, or partake of particular ventures.

The Chinese government has imposed regulations in various industries, such as publishing, media, market research, medical research  (including the stem cell business) and social research industries, that would limit foreign investors’ equity ownership or prohibit foreign investments altogether in companies that operate in such industries.  As a result, the range of new business ventures or the nature of investment opportunities available to us may be limited.

The laws and regulations governing the stem cell therapy industry in China are developing and subject to future changes. Future PRC laws may impose conditions or requirements with which we may not be able to comply, which could materially and adversely affect our business.

As the stem cell therapy industry is at an early stage of development in China, new laws and regulations may be adopted in the future to address new issues that arise from time to time. As a result, substantial uncertainties exist regarding the interpretation and implementation of current and any future PRC laws and regulations applicable to the stem cell therapy industry. There is no way to predict the content or scope of applicability of future Chinese stem cell regulation. There can be no assurances that in the future the PRC government authorities will not issue laws or regulations which may impose conditions or requirements with which we may not be able to comply, which could materially and adversely affect our business, financial condition and results of operations.

The import into China or export from China of technology relating to stem cell therapy may be prohibited or restricted.

The Ministry of Commerce (MOFCOM) and Ministry of Science and Technology of China (MOST) jointly publish the Catalogue of Technologies the Export of which from China is Prohibited or Restricted, and the Catalogue of Technologies the Import of which into China Prohibited or Restricted.  Stem cell related technologies are not listed in the current versions of these catalogues, and therefore their import or export should not be forbidden or require that approval MOFCOM and MOST.  However, these catalogues are subject to revision and, as the PRC authorities develop policies concerning stem cell technologies, it is possible that the categories would be amended or updated should the Chinese government want to regulate the export or import of stem cell related technologies to protect material state interests or for other reasons.  Should the catalogues be updated so as to bring any activities of the planned stem cell processing, storage and manufacturing operation in Beijing and related research and development activities under their purview, any such limitations or restrictions imposed on the operations and related activities could materially and adversely affect our business, financial condition and results of operations.

If China enacts regulations that reach a greater number of industry segments so as to forbid or restrict foreign investment, our ability to consummate business combinations or enter into business transactions could be severely impaired.

Many of the rules and regulations that companies face in China are not explicitly communicated.  If new laws or regulations forbid foreign investment in industries in which we want to complete a business combination, the laws could severely impair our choice of candidate pool of potential target businesses.  Additionally, if the relevant Chinese authorities find us or the target business with which we ultimately complete a business combination to be in violation of any existing or future Chinese laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business and other licenses;

•	requiring that we restructure our ownership or operations; and

•	requiring that we discontinue any portion or all of our business.

Additionally, the business relationships we establish in China will be subject to PRC interpretations of the applicability of PRC law to our particular business arrangements.

Recent changes in China’s currency policies may cause our ability to succeed in the international markets to be diminished.

Historically, China “pegged” its currency to the United States dollar.  This meant that each unit of Chinese currency had a set ratio for which it could be exchanged for United States currency, as opposed to having a floating value like other countries’ currencies.  Many countries argued that this system of keeping the Chinese currency low when compared to other countries gave Chinese companies an unfair price advantage over foreign companies.  Due to mounting pressure from outside countries, China recently reformed its economic policies to establish a floating value.  As a result of this policy reform, Chinese-based operations may be adversely affected since the competitive advantages that existed as a result of the former policies will cease.  We cannot assure you that our interests in China will be able to compete effectively with the new policies in place.

Anti-inflation measures may be ineffective or harm our ability to do business in China.

In recent years, the PRC government has instituted anti-inflationary measures to curb the risk of an overheated economy characterized by debilitating inflation.   These measures have included devaluations of the renminbi, restrictions on the availability of domestic credit, and limited re-centralization of the approval process for some international transactions.   These austerity measures may not succeed in slowing down the economy’s excessive expansion or control inflation, or they may slow the economy below a healthy growth rate and lead to economic stagnation or recession; in the worst-case scenario, the measures could slow the economy without curbing inflation.   The PRC government could adopt additional measures to further combat inflation, including the establishment of price freezes or moratoriums on certain projects or transactions.   Such measures could harm the economy generally and hurt our business by limiting the income of our customers available to spend on our services, by forcing us to lower our profit margins, and by limiting our ability to obtain credit or other financing to pursue our expansion plans or maintain our business.

The uncertain legal environment in China could limit the legal protections available to you and could adversely affect our ability to provide our services in China.

Any WFOE structure we establish would be subject to the uncertainties of applicable PRC law. WFOE’s are subject generally to laws and regulations applicable to foreign investment in China and, in particular, to laws applicable to wholly foreign-owned enterprises. The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. PRC laws, regulations and legal requirements governing economic matters are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors and entities, including you and us, such as the right of foreign-invested enterprises to hold licenses and permits. As the PRC legal system matures, changes in its legislation or interpretation of its legislation may adversely affect our ability to provide our services and any associated products in China.

Regulations relating to the transfer of state-owned property rights in enterprises may increase the cost of any acquisitions or transactions, and may therefore impose an additional administrative burden on us.

The legislation governing the acquisition of a China state-owned company contains stringent governmental regulations.  The transfer of state-owned property rights in enterprises must take place through a government approved “state-owned asset exchange,” and the value of the transferred property rights must be evaluated by those Chinese appraisal firms qualified to do “state-owned assets evaluation.”  The final price must not be less than 90.0% of the appraisal price.  Additionally, bidding/auction procedures are essential in the event that there is more than one potential transferee.   In the case of an acquisition by foreign investors of state-owned enterprises, the acquirer and the seller must make a resettlement plan to properly resettle the employees, and the resettlement plan must be approved by the Employees’ Representative Congress.  The seller must pay all unpaid wages and social welfare payments from the existing assets of the target company to the employees.  These regulations may adversely affect our ability to acquire a state-owned business or assets.

In the event that our future expansion creates a scenario where certain directors and/or officers will live outside the United States and a significant portion of our assets will be located outside the United States, investors may not be able to enforce federal securities laws or their other legal rights.

Future expansion may require that many of our directors and/or officers will reside outside of the United States, and a substantial portion of our assets may be located outside of the United States.  As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon certain of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties against our directors and officers pursuant to United States laws.

Cultural, language and managerial differences may result in the reduction of our overall performance.

           While Chinese mergers and acquisitions are increasing in frequency, assimilating cultural, language and managerial differences remains problematic.  Friction may result due to the consolidation of management teams from different cultural backgrounds. In addition, errors arising through language translations may cause miscommunications relating to material information, which could adversely affect our business operations. These factors may make the management of our operations in China more difficult.

Political instability in China could harm our business.

            We may target or have associations with businesses in China that have operations associated with developing countries in Asia where political, economic and social transition is taking place.  Some Asian countries, including China, have experienced political instability, expropriation or nationalization of property, civil strife, strikes, acts of war and insurrections. Any of these conditions occurring could disrupt or terminate our operations, causing our operations to be curtailed or terminated in these areas or our operations to decline and could cause us to incur additional costs.

Ethical and other concerns surrounding the use of stem cell therapy may increase the regulation of or negatively impact the public perception of our stem cell services, thereby reducing demand for our services.

The use of embryonic stem cells for research and stem cell therapy has been the subject of debate regarding related ethical, legal and social issues. The Ministry of Science and Technology and the Ministry of Health of the PRC issued “The Ethical Guiding Principles for the Research of Human Embryonic Stem Cell” on December 24, 2003, which are formulated for the purpose of aligning the research of human embryonic stem cell in the biomedical field in China with the ethical criterion of life, ensuring the respect and observance of internationally recognized ethical standards of life and the relevant provisions of our country, as well as promoting the healthy development of the research on human embryonic stem cell. According to the Ethical Guiding Principles, all those engaging in activities concerning the research of human embryonic stem cell within the territory of PRC shall abide by the present Guiding Principles, according to which, any research on reproductive cloning is prohibited, and no human gamete, germ cell, embryo or fetus tissues may be bought or sold. Although our business does not involve the more controversial use of embryonic stem cells, the use of other types of human stem cells for therapy could give rise to similar ethical, legal and social issues as those associated with embryonic stem cells. Additionally, it is possible that our business could be negatively impacted by any stigma associated with the use of embryonic stem cells if the public fails to appreciate the distinction between the use of adult versus embryonic stem cells. The commercial success of our business will depend in part on public acceptance of the use of stem cell therapy, in general, for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that stem cell therapy is unsafe or unnecessary, and stem cell therapy may not gain the acceptance of the public or the medical community. Public pressure or adverse events in the field of stem cell therapy that may occur in the future also may result in greater governmental regulation of our business creating increased expenses and potential regulatory delays relating to the approval or licensing of any or all of the processes and facilities involved in our stem cell banking services. In the event that the use of stem cell therapy becomes the subject of adverse commentary or publicity, our business could be adversely affected and the market price for our common stock could be significantly harmed.

In the event we consummate our plans to establish the stem cell processing, storage and manufacturing operation in Beijing and related research and development activities, and the government of the PRC determines that the arrangements that establish any new WFOE structure implemented for conducting these operations do not comply with PRC government restrictions on foreign investment in the relevant industry, or if the structure is not compatible with PRC laws regarding foreign investment generally, we may be subject to severe consequences and penalties, and we may be precluded from launching any such new operation.

As noted in the “Business Overview” section of this Annual Report, we are planning the launch of a stem cell processing, storage and manufacturing operation in Beijing as well as related research and development activities. However, any such development would be dependent upon our establishing a new WFOE and one or more new China-based limited liability companies.  Any such new WFOE would be classified as a foreign-invested enterprise. Because various regulations in China currently restrict or prevent foreign-invested entities from holding certain licenses and controlling businesses in certain industries, we would be required to rely on the contractual relationships memorialized in the relevant VIE Documents to obtain benefits from the business, personnel, and financial affairs of any new stem cell processing, storage and manufacturing operation in Beijing and related research and development activities.

Our ability to lease the premises for a new facility, to hire personnel, to purchase lab equipment, to seek government grants, and to transfer certain of our intellectual property and “know how” to a new facility, would all depend upon the functionality of the VIE Documents and upon the application of PRC law to the structure of any new WFOE. The PRC laws and regulations governing business entities are often vague and uncertain. Despite the uncertainties associated with the application of PRC law, a structure involving a WFOE, together with the contractual arrangements under the VIE Documents, has been implemented successfully where foreign-invested entities have participated in controlling PRC entities engaged in “restricted businesses.” However, should a facility we establish be deemed to engage in a “prohibited business,” there would be a particular lack of clarity as to the application of PRC law. Given the lack of clarity in PRC law, if we were to be found in violation of any existing or future PRC laws, regulations, and/or circulars, the relevant regulatory authorities would have broad discretion in dealing with such violation, including levying fines, confiscating our income, revoking business and/or operating licenses, requiring us to restructure the relevant ownership structure or operations, and requiring us to discontinue all or any portion of our operations in the PRC. Any of these actions could cause significant disruption to our business operations and may materially and adversely affect our business, financial condition and results of operations. There can be no assurance that we will not be found in violation of any current or future PRC laws, regulations and/or circulars.

As we proceed to establish the stem cell processing, storage and manufacturing operation in Beijing, any new WFOE’s contractual arrangements with the facility and its equity owners, as memorialized in the VIE documents, may not be as effective in providing benefits from the facility as direct ownership of the facility.

In the event the stem cell processing, storage and manufacturing operation and related research and development activities is established, substantially all of the business, as well as substantially all of our revenues from the operation, would be directed by means of the WFOE, through contractual arrangements with the facility and its equity owners and any other limited liability company set up in connection with these activities that would provide us with benefits from the facility. We would depend on the facility to enter into a lease agreement for the premises; hire employees; purchase laboratory equipment; seek government funding; and hold certain of our intellectual property and “know-how.” We would also depend on the facility to maintain certain licenses and other relevant government approvals necessary for its business and operations. We would have no direct ownership interest in the facility. The contractual arrangements as embodied in the VIE Documents may not be as effective in providing us benefits from such facility as would direct ownership. In addition, the facility or its equity owners may breach the contractual arrangements.  We would similarly rely on any other limited liability company set up in connection with the conduct of related research and development activities.

Employees and/or officers of the prospective processing and storage facility/laboratory may encounter conflicts of interest between their duties to us and to the facility. There can be no assurance that if conflicts of interest arise, the ultimate equity owners of the facility will act completely in our interests or that conflicts of interest will be resolved in our favor. These ultimate equity owners could violate any applicable non-competition or employment agreements or their legal duties by diverting business opportunities from us to others. In any event, we would have to rely on legal remedies under PRC law. These remedies may not always be effective in vindicating our rights, particularly in light of the uncertainties of the PRC legal system.

If we move forward with our plans to expand into China through the establishment of any new WFOE and any new China-based limited liability company, we may need to partly rely on distributions paid pursuant to the applicable contractual relationships for certain of our cash needs. If these entities are unable to remit to us sufficient distributions due to statutory or contractual restrictions, our cash needs may not be met.

We anticipate that certain of our cash needs may be met by means of the distributions to be paid pursuant to the contractual relationships relevant to any new WFOE we may establish. That is, our access to distributions from the planned stem cell processing, storage and manufacturing operation in Beijing including related research and development activities would be limited to our rights under contract. In the event we proceeded with these plans, we would depend in part on receipt of these distributions for paying cash distributions to our shareholders, servicing any debt we may incur and paying our operating expenses.  The payment of distributions in China is subject to limitations.  Regulations in the PRC currently permit payment of dividends by PRC subsidiaries only out of accumulated profits as determined in accordance with accounting standards and regulations in China.  In addition, if any of the relevant entities incur any debt in the future, the instruments governing the debt may restrict the respective entity’s ability to make distributions. In the event that contractual rights, statutory enactments or PRC regulations delayed or prevented our receipt of anticipated distributions, our operations may be materially adversely affected.

PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from making loans or additional capital contributions to any PRC operating subsidiaries and affiliated entities that we may establish.

In the event that we establish a new WFOE or any other PRC operating subsidiaries and affiliated entities, any loans or additional capital contributions that we might make to such entities must comply with PRC legal requirements relating to foreign debt registration and to PRC companies’ “registered capital” and “total investment.”  “Registered capital” refers to the capital contributed to or paid into a PRC company in cash or in kind, and “total investment” refers to the amount of a company’s registered capital plus all external borrowings by such company.  The amounts of a PRC company’s registered capital and total investment are set forth in the company’s constitutional documents and are approved by the competent government authority in advance. Loans to such companies cannot exceed the difference between such company’s registered capital and total investment, unless the company has obtained the approval of the appropriate government approval authority.

In the event we decide to establish any PRC subsidiaries and then seek to finance such PRC subsidiaries by making additional capital contributions, such additional contributions must be approved by the government approval authority. We cannot assure you that we will be able to obtain these government registrations or approvals on a timely basis, if at all, with respect to future loans or additional capital contributions by us to any subsidiaries or affiliates. If we fail to receive such registrations or approvals, our ability to capitalize any PRC operations would be negatively affected, which could adversely and materially affect the liquidity of any such PRC subsidiaries and our ability to expand our business.

RISKS RELATED TO SEC INFORMAL REQUEST

We have received an informal request for documents in connection with an SEC investigation of a third party matter

        In connection with the SEC's investigation of a matter referred to as a matter of a third party (the “Third Party”), we have received an informal request from the SEC, dated December 23, 2008, for the voluntary production of documents and information concerning the issuance, distribution, registration, purchase, sale and/or offer to sell our securities from January 1, 2007 to the present.  The Third Party served as the lead underwriter of our public offering that was consummated in August 2007.  We are cooperating fully with the SEC’s request.  While there is no indication to date that we are the target of an investigation and the letter stated that the request should not be construed as an indication by the SEC or its staff that any violation of the federal securities laws has occurred, nor should it be considered a reflection upon any person, entity or security, there can be no assurance that the SEC will not take any action against us.  Any determination by the SEC to take action against us could be costly and time consuming, could divert the efforts and attention of our directors, officers and employees from the operation of our business and could result in sanctions against us, any or all of which could have a material adverse effect on our business and operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Effective as of July 1, 2006, the Company entered into an agreement for the use of space at 420 Lexington Avenue, New York, New York.  This space was subleased from an affiliate of Duncan Capital Group LLC (a former financial advisor to and an investor in the Company) and DCI Master LDC (the lead investor in the Company’s June 2006 private placement).  Pursuant to the terms of the Agreement, the Company was obligated to pay $7,500 monthly for the space, including the use of various office services and utilities. The agreement is on a month to month basis, subject to a thirty day prior written notice requirement to terminate. The space serves as the Company’s principal executive offices. On October 27, 2006, the Company amended this agreement to increase the utilized space for an additional payment of $2,000 per month.  In May 2007, the Board of Directors approved an amendment to this agreement whereby, in exchange for a further increase in utilized space, the Company would pay on a monthly basis (i) $10,000 in cash and (ii) shares of the Company’s restricted Common Stock with a value of $5,000 based on the fair market value of the Common Stock on the date of issuance.  Commencing in August 2007, the parties agreed this monthly fee of $15,000 would be paid in cash on a month to month basis. In February 2008, the Company was advised that a portion of this sublet space was no longer available.  The Company agreed to utilize the smaller space for a monthly fee of $9,000 beginning in March 2008, as it was expected that many of our employees would be spending a majority of their time in Long Island, New York, helping to launch the ProHealthcare collection center.  On September 24, 2008, the Company entered into a license agreement with a provider of executive office space (the “Licensor”) to use office space at 420 Lexington Avenue, Suite 300, New York, NY  10170 (the “New Office Lease”).  The New Office Lease had an initial term from October 1, 2008 through September 30, 2009 at a monthly cost of $10,000, automatically renewing for successive one year terms unless 60 days’ prior written notice was given by either party.  Monthly charges upon renewal were to be determined by Licensor.  Beginning February 1, 2009, the Company had the right to terminate the New Office Lease provided, among other things, that 60 days’ prior written notice was given.  Upon entering into the New Office Lease for office space at Suite 300, the Company further reduced the amount of office space it was utilizing at Suite 450 in the same building with a corresponding reduction in the monthly fee to $3,500 which was paid through December 31, 2008.

NeoStem believed the combined office space at Suite 300 and Suite 450 at 420 Lexington Avenue, New York, NY, would be sufficient for its near term needs; however, sufficient space was again becoming available at Suite 450 and therefore 60 days’ prior written notice was given to Licensor in December 2008 that the Company would be terminating the lease at Suite 300 effective February 1, 2009.  It is anticipated that the Company will enter into an agreement for the lease of executive office space at Suite 450, 420 Lexington Avenue, New York, NY  10170 with a lease term through June 2013.  Rental and utility payments are anticipated to be in the aggregate approximate monthly amount of $20,100.  To help defray the cost of the lease, the Company will license to third parties the right to occupy certain of the offices in Suite 450 and use certain business services.  Such license payments will total approximately $14,400 per month.  The lease is expected to be entered into pursuant to an assignment and assumption of the original lease from the original lessor thereof, DCI Master LDC (the lead investor in the Company’s June 2006 private placement) and affiliates of DCI Master LDC and Duncan Capital Group LLC (a former financial advisor to and an investor in the Company), for which original lease a principal of such entities acted as guarantor (the “Guarantor”).  The Company will be credited with an amount remaining as a security deposit with the landlord from such original lessor (the “Security Deposit Credit”), be required to deposit an additional amount with the landlord to replenish the original amount of security for the lease, and pay an amount equal to the Security Deposit Credit to the Guarantor of the original lease, such security deposit and payment of the Security Deposit Credit to the Guarantor to be in the approximate aggregate amount of $157,100.   Pending the execution of the new lease, the Company has been paying a fee of $2,500 per month to the landlord since January 2009.  The Company believes this space should be sufficient for its needs for the foreseeable future, although there can be no assurance that the new lease will be entered into and the Company may then need to secure new executive office space.

In January 2005, NS California began leasing space at Good Samaritan Hospital in Los Angeles, California at an annual rental of approximately $26,000 for use as its stem cell processing and storage facility. The lease expired on December 31, 2005, but the Company continues to occupy the space on a month-to-month basis.  This space was sufficient for the Company’s past needs but the Company plans to close this facility by the end of the second quarter of 2009 and transfer its processing and storage operations to state of the art facilities operated by leaders in cell processing.  It intends to utilize NECC, with whom it entered into a Master Services agreement and a first statement of work effective as of August 2007, to provide additional processing and cryogenic storage to the Company at the NECC Facility in Newton, Massachusetts, to process and store for certain research purposes, and to utilize Progenitor Cell Therapy LLC, with whom the Company entered into a Cell Processing and Storage Customer Agreement in January 2009, to process and store for commercial purposes at the cGMP level at its California and New Jersey facilities.  In addition, pursuant to NeoStem’s second statement of work with NECC entered into in October 2008, NeoStem is currently paying $5,000 per month for the right to use shared laboratory space and certain administrative space at the NECC Facility.  NS California also leased office space in Agoura Hills, California on a month-to-month basis from Symbion Research International at a monthly rental of $1,687.  Effective March 31, 2008, we canceled our space agreement with Symbion Research International. We currently do not anticipate a continuing need for office space in California.  Rent for these facilities for the years ended December 31, 2008, 2007 and 2006, was approximately $202,000, $215,000 and $79,000, respectively.

ITEM 3. LEGAL PROCEEDINGS

NeoStem is not aware of any material pending legal proceedings against it.

In connection with the SEC's investigation of a  matter referred to as a matter of a third party (the “Third Party”), NeoStem has received an informal request from the SEC, dated December 23, 2008, for the voluntary production of documents and information concerning the issuance, distribution, registration, purchase, sale and/or offer to sell its securities from January 1, 2007 to the present.  The Third Party served as the lead underwriter of NeoStem's public offering that was consummated in August 2007.  NeoStem is cooperating fully with the SEC’s request.  The letter stated that the request should not be construed as an indication by the SEC or its staff that any violation of the federal securities laws has occurred, nor should it be considered a reflection upon any person, entity or security.  There is no indication to date that NeoStem is the subject of an investigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 5(a). MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our Common Stock trades on the NYSE Amex (previously known as the American Stock Exchange) under the symbol “NBS.”  From August 31, 2006 to August 8, 2007, it traded on the OTC Bulletin Board under the symbol “NEOI” and from July 24, 2003 to August 30, 2006 traded under the symbol “PHSM.”  The following table sets forth the high and low sales prices and high and low bid prices (as applicable) of our Common Stock for each quarterly period within the two most recent fiscal years, and for the current year to date, as reported by the NYSE Amex, the American Stock Exchange and/or NASDAQ Trading and Market Services (as applicable).  On March 27, 2009, the closing sales price for our Common Stock was $0.94. Information set forth in the table below reflects inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

2009	High	Low
First Quarter (to March 27, 2009)	$1.08	$0.43

2008	High	Low
First Quarter	$2.24	$1.18
Second Quarter	1.48	0.41
Third Quarter	1.80	0.70
Fourth Quarter	2.15	0.41

2007	High	Low
First Quarter	$8.00	$2.50
Second Quarter	6.40	3.70
Third Quarter	7.65	3.65
Fourth Quarter	4.75	1.28

HOLDERS. As of March 27, 2009, there were approximately 1,025 holders of record of the Company's Common Stock (which does not include beneficial owners for whom Cede & Co. or others act as nominees).

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

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under the Company’s 2003 Equity Participation Plan as of December 31, 2008.  This plan was the Company’s only equity compensation plan in existence as of December 31, 2008.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected In Column (a))
Equity Compensation Plans Approved by Shareholders	1,725,300	$3.96	36,298
Equity Compensation Plans Not Approved by Shareholders	0	0	0
TOTAL	1,725,300	$3.96	36,298

RECENT SALES OF UNREGISTERED SECURITIES

Previously reported on the Company’s Current Reports on Form 8-K dated March 20, 2008, May 20, 2008, July 24, 2008, August 28, 2008, October 15, 2008 and November 26, 2008, respectively.

ITEM 5(b) USE OF PROCEEDS

Not applicable.

ITEM 5(c) REPURCHASES OF EQUITY SECURITIES

There were no repurchases of equity securities by the Company or any affiliated purchaser during the fourth quarter of the fiscal year ended December 31, 2008 as to which information is required to be furnished.

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

Statement of Operations: ($’000 except net loss per share which is stated in $ and weighted average number of shares)	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Earned revenues	$84	$232	$46	$35	$49
Direct costs	32	25	22	25	34
Gross profit	52	207	23	10	15
Operating (loss)	(9,233)	(10,439)	(4,691)	(1,601)	(1,474)
Net loss	(9,242)	(10,445)	(6,051)	(1,745)	(1,748)
Basic and diluted earnings per share:
Net loss	(1.53)	(3.18)	(4.43)	(3.51)	(5.37)
Weighted average number of shares outstanding	6,056,886	3,284,116	1,365,027	497,758	325,419

Balance Sheet Data: $’000	As of December 31, 2008	As of December 31, 2007	As of December 31, 2006	As of December 31, 2005	As of December 31, 2004
Working Capital (Deficiency)	$(431)	$1,931	$(310)	$(1,245)	$(1,239)
Total Assets	1,824	3,775	1,195	643	99
Current Liabilities	961	444	838	1,752	1,288
Long Term Debt	—	15	65	—	—
(Accumulated Deficit)	(39,994)	(30,752)	(20,307)	(14,255)	(12,510)
Total Stockholders’ (Deficit)/ Equity	863	3,316	292	(1,818)	(1,932)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis highlights significant factors influencing NeoStem’s financial condition and results of operations.  It should be read together with the audited consolidated financial statements and notes thereto included in Item 8 of this report, and is qualified in its entirety by reference thereto. This discussion contains forward-looking statements. Please see “Caution Regarding Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions relating to these statements.

OVERVIEW

NeoStem is engaged in a platform business of operating a commercial autologous (donor and recipient are the same) adult stem cell bank and is pioneering the pre-disease collection, processing and long-term storage of stem cells from adult donors that they can access for their own future medical treatment.  We are managing a network of adult stem cell collection centers in major metropolitan areas of the United States. We have also entered the research and development arenas, through the acquisition of a worldwide exclusive license to an early-stage technology to identify and isolate rare stem cells from adult human bone marrow, called VSEL (very small embryonic-like) stem cells. VSELs have many physical characteristics typically found in embryonic stem cells, including the ability to differentiate into specialized cells found in substantially all the different types of cells and tissue that make up the body. On January 19, 2006, we consummated the acquisition of the assets of NS California, Inc., a California corporation (“NS California”) relating to NS California’s business of collecting and storing adult stem cells.  Effective with the acquisition, the business of NS California became our principal business, rather than our historic business of providing capital and business guidance to companies in the healthcare and life science industries.  NeoStem provides adult stem cell processing, collection and banking services with the goal of making stem cell collection and storage widely available, so that the general population will have the opportunity to store their own stem cells for future healthcare needs.

The adult stem cell industry is a field independent of embryonic stem cell research which NeoStem believes is more likely to be burdened by governmental, legal, ethical and technical issues than adult stem cell research.  Medical researchers, scientists, medical institutions, physicians, pharmaceutical companies and biotechnology companies are currently developing therapies for the treatment of disease using adult stem cells.  As these adult stem cell therapies obtain necessary regulatory approvals and become standard of care, patients will need a service to collect, process and bank their stem cells. NeoStem intends to provide this service.

Initial participants in our collection center network have been single physician practices who opened collection centers in California, Pennsylvania and Nevada. Revenues generated by these early adopters have not been significant and are not expected to become significant. However, these centers have served as a platform for the development of NeoStem’s business model and today NeoStem is focusing on multi-physician and multi-specialty practices joining its network in major metropolitan areas.  Toward this end, NeoStem signed an agreement in June 2008 for a New York City stem cell collection center to be opened by Bruce Yaffe, M.D., Yaffe, Ruden and Associates, which facility became operational in November 2008. In July 2008, NeoStem signed an agreement for a Santa Monica, California based stem cell collection center to be opened by Stem Collect of Santa Monica LLC at The Hall Center.  This facility became operational in the fall of 2008. Additionally, NeoStem signed an agreement with Celvida LLC pursuant to which a Southern Florida stem cell collection center located in Coral Gables, a suburb of Miami, became operational in September 2008.  In March 2009, the Company signed an agreement to open a collection center with the Giampapa Institute for Anti-Aging Medical Therapy in Montclair, New Jersey.

During 2008, parallel to growing the platform business and the efforts we undertook in that regard to establish a network of collection centers in certain major metropolitan areas of the United States to drive growth, we recognized the need to acquire a revenue generating business in the United States or abroad and began exploring acquisition opportunities of revenue generating businesses.  In November 2008, NeoStem entered into the Merger Agreement with CBH to acquire the 51% interest in Suzhou Erye Pharmaceuticals Company Ltd., “Erye” a Sino-foreign limited liability joint venture organized under the laws of the PRC, which has been in business for more than 50 years and currently manufactures over 100 drugs on seven Good Manufacturing Practices (GMP) lines, including small molecule drugs. Erye specializes in research and development, production and sales of pharmaceutical products, as well as chemicals used in pharmaceutical products. Also in November 2008, NeoStem entered into the Share Exchange Agreement to obtain benefits from Shandong New Medicine Research Institute of Integrated Traditional and Western Medicine Limited Liability Company, a China limited liability company, which is engaged in the business of research, development, popularization and transference of regenerative medicine technology (except for those items for which it does not have special approval) in the PRC.  Subject to the fulfillment of various closing conditions (including shareholder approval), the Merger and the Share Exchange are currently anticipated to close near the end of the second quarter of 2009.

The Company has engaged in various capital raising activities to pursue its business opportunities, raising approximately $3,823,000 in 2006, $7,939,000 in 2007 and $2,899,000 in 2008 through the sale of its Common Stock, warrants and convertible promissory notes. These amounts include an aggregate of $250,000 raised from the private placement of the convertible promissory notes in the Westpark private placement in January 2006, $2,079,000 raised from the June 2006 private placement of shares of Common Stock and warrants to purchase shares of Common Stock, an aggregate of $1,750,000 raised from the additional private placement of shares of Common Stock and warrants to purchase shares of Common Stock in rolling closings in the summer of 2006, an aggregate of $2,500,000 (net proceeds of $2,320,000) raised in January and February 2007 from the private placement of units consisting of shares of Common Stock and warrants to purchase shares of Common Stock, an aggregate of $6,350,000 (net proceeds of $5,619,000) raised in August 2007 from the public offering of 1,270,000 units consisting of shares of Common Stock and warrants to purchase shares of Common Stock, and an aggregate of $1,150,000, $1,000,000, $250,000 and $500,000, raised in May 2008, September 2008, October 2008 and November 2008, respectively, with total net proceeds of $2,899,000, from the additional private placement of Common Stock and warrants to purchase Common Stock.  These capital raising activities enabled us to acquire the business of NS California, pursue our business plan and grow our adult stem cell collection and storage business, including expanding marketing and sales activities, and explore acquisition opportunities.  In October 2008 we were advised that we would receive Federal funding from the Department of Defense to evaluate the potential use of adult stem cell therapy for wound healing, and would be included in the Department of Defense Fiscal Year 2009 Appropriations Bill.  Such funding is currently anticipated to be in the approximate net amount of $681,000.

In February and March 2009, in order to move forward certain research and development activities, strategic relationships in various clinical and therapeutic areas as well as to support activities related to the Merger Agreement and Share Exchange Agreement, and other ongoing obligations of the Company, the Company issued promissory notes (“RimAsia Notes”) totaling $1,150,000 to RimAsia Capital Partners, L.P., a principal stock holder of the Company, which notes bear interest at a rate equal to 10% per annum and mature on October 31, 2009 except that they mature earlier in the case of an equity financing by the Company that raises in excess of $10,000,000.

The acquisition of the VSEL technology was made through our acquisition of our subsidiary Stem Cell Technologies, Inc. in a stock-for-stock exchange.  Although the funds obtained through the acquisition of SCTI funded certain early obligations under NeoStem’s agreements relating to the VSEL technology, substantial additional funds will be needed and additional research and development capacity will be required to meet its development obligations under the License Agreement and develop the VSEL technology.   NeoStem has applied for Small Business Innovation Research (SBIR) grants and may also seek to obtain funds through applications for other State and Federal grants, grants abroad, direct investments, strategic arrangements as well as other funding sources to help offset all or a portion of these costs.  A portion of the proceeds from the RimAsia Notes are being used to meet funding requirements of developing the VSEL technology.

With regard to the proposed Merger and Share Exchange, it is not anticipated that in the next year either of these acquisitions will generate sufficient excess cash flow to support NeoStem’s platform business and therefore the Company will also need to raise substantial additional funds to fund its platform business and/or acquire another revenue generating business.  Additionally, even if either or both of the acquisitions closes, the closings will likely not occur until the end of the second quarter of 2009 and NeoStem will need to fund its platform business as well as the large costs associated with the acquisition transactions until such time. NeoStem’s history of losses and liquidity problems may make it difficult to raise additional funding. There can be no assurance that NeoStem will be able to obtain additional funding on terms acceptable to NeoStem. Any equity financing may be dilutive to stockholders and debt financing, if available, may involve significant restrictive covenants.

The Company has begun other initiatives to expand its operations into China including with respect to technology licensing, establishment of stem cell processing and storage capabilities and research and clinical development.  It is taking steps to establish a separate WFOE and one or more limited liability companies and put in place separate VIE documents with respect to these activities.  The Company is exploring the possibility of these expansion activities being a substitute for its moving forward with closing the transactions under the Share Exchange Agreement.

CRITICAL ACCOUNTING POLICIES

NeoStem’s “Critical Accounting Policies” are as follows, and are also described in Note 2 to the audited consolidated financial statements and notes thereto, included in Item 8 of this report:

Revenue Recognition: In the fourth quarter of 2006, NeoStem initiated the collection and banking of autologous adult stem cells and the first collection center in its collection center network opened. NeoStem recognizes revenue related to the collection and cryopreservation of autologous adult stem cells when the cryopreservation process is completed (generally twenty four hours after cells have been collected). Revenue related to advance payments of storage fees is recognized ratably over the period covered by the advance payments. Start up fees that are received from collection centers that seek to open collection centers (in consideration of NeoStem establishing a service territory for the collection center) are recognized after agreements are signed and the collection center has been qualified by NeoStem’s credentialing committee.

Income Taxes and Valuation Reserves: We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of preparing our financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences, together with net operating loss carryforwards and tax credits, are recorded as deferred tax assets or liabilities on our balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be realized from future taxable income. A valuation allowance may be required to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event we determine that we may not be able to realize all or part of our deferred tax asset in the future, or that new estimates indicate that a previously recorded valuation allowance is no longer required, an adjustment to the deferred tax asset is charged or credited to net income in the period of such determination. Upon receipt of the proceeds from the last foreign purchasers of the Company’s Common Stock in January 2000, Common Stock ownership changed in excess of 50% during the three-year period then ended. At December 31, 2008, the Company had net operating loss carryforwards of approximately $31,000,000 applicable to future Federal income taxes, approximately $24,000,000 applicable to New York State income taxes, approximately $2,000,000 applicable to California income taxes and approximately $12,500,000 applicable to New York City income taxes. Included in the Federal net operating loss carryforwards is approximately $2,121,000 that has been limited by the ownership change. The tax loss carryforwards expire at various dates through 2028. The Company has recorded a full valuation allowance against its net deferred tax asset because of the uncertainty that the utilization of the net operating loss and deferred revenue and fees will be realized.

Goodwill: Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. The Company reviews recorded goodwill for potential impairment annually or upon the occurrence of an impairment indicator. The Company performed its annual impairment tests as of December 31, 2008 and determined no impairment exists. The Company will perform its future annual impairment as of the end of each fiscal year.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FASB Staff Position ("FSP") No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2"). FSP No. 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We were required to apply the provisions of SFAS No. 157 to financial assets and liabilities prospectively as of January 1, 2008.  Its adoption did not materially impact our results of operations or financial position. We will be required to apply the provisions of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities as of January 1, 2009 and are currently evaluating the impact of the application of SFAS No. 157 as it pertains to these items.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115" ("SFAS No. 159"). SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. SFAS No. 159 was effective for fiscal years beginning after January 1, 2008 and will be applied prospectively.  At the present time SFAS No. 159 has no impact on our operations.

In June 2007, the FASB ratified EITF No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Future Research and Development Activities” (“EITF 07-03”). EITF 07-03 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed.  EITF 07-03 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007.   At the present time the adoption of EITF 07-03 does not have a material effect on the Company’s operations or financial position.

In October 2007, the Company adopted the provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132 (R)" ("SFAS No. 158"). This standard requires recognition of the overfunded or underfunded status of each plan as an asset or liability in the consolidated balance sheet with the offsetting change in that funded status to accumulated other comprehensive income. Upon adoption, this standard requires immediate recognition in accumulated other comprehensive income of actuarial gains/losses and prior service costs/benefits — both of which were previously unrecognized. Additional minimum pension liabilities and related intangible assets are eliminated upon adoption of the new standard. At the present time we do not have any defined benefit pension plans and therefore the measurement date provisions of SFAS No. 158 will not have a material impact on our consolidated financial statements.

           In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 141R on our current consolidated financial statements and how this may affect the proposed Merger and Share Exchange transactions.

            In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. At the present time SFAS No. 160 has no impact on our operations.  We are currently evaluating the impact of adopting SFAS No. 160 and how this may affect the proposed Merger and Share Exchange transactions.

In December 2007, the EITF reached a consensus on EITF No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-01”). EITF 07-01 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. At the present time EITF No. 07-01 has no impact on our operations. However, based upon the nature of the Company’s business, EITF 07-01 could have an impact on its financial position and results of operations in future years.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133" ("SFAS No. 161"), which requires additional disclosures about objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and related interpretations, and how the derivative instruments and related hedged items affect our financial statements. SFAS No. 161 also requires disclosures about credit risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 161 on our consolidated financial statements.

           In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions that are used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets," and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008.  At the present time, FSP 142-3 has no impact on our operations.

            In May 2008, the FASB issued Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("APB 14-1") to clarify that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. APB 14-1 is effective for NeoStem as of January 1, 2009.  At the present time APB 14-1 has no impact on our operations.  We are evaluating the impact of adopting APB 14-1 on the proposed Merger and Share Exchange transactions.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, the new pronouncement will have on its consolidated financial statements.

           In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This FSP is effective for fiscal years beginning after December 15, 2008. NeoStem is currently evaluating the potential impact, if any, the new pronouncement will have on its consolidated financial statements.

RESULTS OF OPERATIONS

Years Ended December 31, 2008 and December 31, 2007

For the year ended December 31, 2008, total revenues were $83,500 compared to $232,000 for the year ended December 31, 2007. The revenues generated in the years ended December 31, 2008 and 2007 were derived from a combination of revenues from the collection of autologous adult stem cells, start up fees collected from collection centers in NeoStem’s collection center network and additionally, for the year ended December 31, 2007, recognition of fees received in prior years from the sale of extended warranties and service contracts via the Internet, which were deferred and recognized over the life of such contracts. For the year ended December 31, 2008, NeoStem earned $52,500 relating to the collection and storage of autologous adult stem cells and $31,000 of start up fees. For the year ended December 31, 2007, NeoStem earned $41,000 from the collection and storage of autologous adult stem cells and $189,000 from start up fees. The reduction in start up fees from 2007 to 2008 was due primarily to reduced activity in establishing collection centers and a concentration of the Company’s efforts on recruiting clients into the existing network in the Greater New York area, Southern California and Coral Gables, Florida. In addition, start up fees have been reduced because the Company has more recently opted to help support the launch of its new centers by  waiving or reducing its start up fees.  NeoStem recognized revenues from the sale of extended warranties and service contracts via the Internet of $1,700 for the year ended December 31, 2007.  Since NeoStem has not been in the business of offering extended warranties since 2002 it was expected that this revenue source would decline and the recognition of these revenues ended in March 2007.

Direct costs are comprised of the cost of collecting autologous stem cells from clients and, as it relates to the prior business of offering extended warranties, the pro-rated cost of reinsurance purchased at the time an extended contract was sold to underwrite the potential obligations associated with such warranties. For the year ended December 31, 2008, the direct costs of collecting autologous stem cells were $32,000. For the year ended December 31, 2007, the direct costs of collecting autologous stem cells were $24,000 and $1,000 was associated with the pro-rata cost of reinsurance purchased for associated extended warranties.

Selling, general and administration expenses for the year ended December 31, 2008 has decreased by $1,360,000 or 13% over the year ended December 31, 2007, from $10,646,000 to $9,285,000. The decrease in selling, general and administrative expenses is primarily due to an overall decrease in operating expenses as the Company made a concerted effort to reduce staff and trim expenses. In an effort to preserve cash in 2008 and 2007, the Company continued to utilize common stock, common stock options and warrants to pay for certain services. In 2008, the Company incurred $3,890,000 of expense related to the use of various equity instruments compared to 2007 when the Company incurred $4,590,000 of expense from such use, an overall reduction of $729,000. Equity instruments have been used for compensation purposes for management and other staff, consultants and directors and to pay for investment banking fees, investor relations, marketing expenses as well as other expenses.  The compensatory element of the vesting of stock options and common stock granted to staff and directors was reduced by $1,462,000 in 2008 principally because the fair value of the options and common stock vesting in 2008 was significantly lower in comparison to 2007. The Company’s use of equity instruments to pay for investment banking fees, investor relations, marketing expense as well as other expenses increased by $589,000. Cash expenditures decreased $632,000, or 10%, when compared to 2007. This decrease is the combination of an increase resulting from expenses and activities associated with the proposed Merger with CBH and the proposed Share Exchange with China StemCell Medical Holding Limited relating to Shandong, in the amount of $806,000 and a reduction in operating expenses of $1,438,000. The decrease in cash funded operating expenses was primarily related to a decrease in legal expense of $630,000, investor relations expense of $312,000, consulting fees of $213,000, salary and benefits of $109,000, travel and entertainment of $108,000, validation expenses required for New York licensing of $60,000, the conclusion of severance payments to a former staff member of $54,000, stock exchange fees, filing fees and other related fees of $42,800, reduced attendance at conferences of $29,500 and laboratory expenses of $14,000.  These decreases were offset by increases in marketing expenses of $34,200, accounting fees of $18,000, research and development expenditures related to fees due the University of Louisville in connection with our VSEL license of $50,000, expenses for applying for scientific grants and other activities to support our VSEL research of $18,000, and a variety of other expenses that resulted in a net expense increase of $14,100.

Years Ended December 31, 2007 and December 31, 2006

For the year ended December 31, 2007, total revenues were $232,000 compared to $46,000 for the year ended December 31, 2006. The revenues generated in the years ended December 31, 2007 and 2006 were derived from a combination of revenues from the collection of autologous adult stem cells, start up fees collected from collection centers in NeoStem’s collection center network and recognition of fees received in prior years from the sale of extended warranties and service contracts via the Internet, which were deferred and recognized over the life of such contracts. For the year ended December 31, 2007, NeoStem earned $41,000 from the collection of autologous adult stem cells and $189,000 of start up fees. For the year ended December 31, 2006, NeoStem earned $11,000 from the collection of autologous adult stem cells and $10,000 from start up fees. NeoStem recognized revenues from the sale of extended warranties and service contracts via the Internet of $1,700 for the year ended December 31, 2007, as compared to $25,000 for the year ended December 31, 2006. Since NeoStem has not been in the business of offering extended warranties since 2002 it was expected that this revenue source would decline and the recognition of these revenues ended in March 2007.

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

Selling, general and administration expenses for the year ended December 31, 2007 increased by $5,931,000 or 126% over the year ended December 31, 2006, from $4,715,000 to $10,646,000. The increase in selling, general and administrative expenses was primarily due to increases in marketing efforts through the hiring of staff, preparation of marketing materials, attending key marketing events and retaining the services of specialized marketing consulting firms. However, a substantial portion of the increase was due to the compensatory element of stock options and stock awards granted under NeoStem’s 2003 Equity Participation Plan to certain officers, employees and consultants to NeoStem, totaling $2,980,000 for the year, an increase in operating expenses of $2,147,000 over 2006. In addition, and in order to conserve cash, NeoStem used common stock and common stock purchase warrants as consideration for services. During 2007, NeoStem issued common stock and common stock purchase warrants valued at $1,653,000 as consideration for director fees, consulting fees, investor relations, marketing, rent and marketing services, an increase of $1,432,000 over 2006. Cash expenditures increased $2,352,000 over 2006. Increases in staff increased salary and benefits by $1,078,000 over 2006; staff increases also increased travel and entertainment expenses by $281,000, cash expenditures for rent by $73,000 and telephone expense by $19,000 over 2006. For key, limited role, functions NeoStem has utilized consultants to support staff efforts resulting in an increase in cash expenditures for consulting expense of $183,000. Marketing efforts to enlarge our collection center network and develop new markets increased operating expenses by $324,000. NeoStem also sought to increase public and investor awareness of the value of adult stem cells which resulted in increases in investor relations expenses by $385,000 over 2006. In comparison to 2006, legal expenses increased $57,000, accounting fees increased $44,000, stock transfer fees increased $30,000, postage increased $25,000, bad debts increased $20,000, depreciation and amortization increased $25,000, licensure expense increased $49,000 and stock exchange fees increased $64,000. Such increases were essentially offset by reductions in fees paid to investment bankers in 2006 of $138,000 and settlement costs paid in 2006 of $189,000.

Interest expense for the year ended December 31, 2007 was $22,000 as compared to $1,371,000 for the year ended December 31, 2006, a decrease of $1,349,000. This decrease was primarily as a result of the conversion of convertible promissory notes issued in the Westpark private placement (through which NeoStem raised $500,000 through the sale of convertible promissory notes and warrants in December 2005 and January 2006 and in which Westpark Capital, Inc. acted as placement agent). Substantially all of this debt was converted to common stock in 2006 and the remaining $75,000 in principal balance outstanding was repaid in January 2007.

LIQUIDITY AND CAPITAL RESOURCES

General

At December 31, 2008, NeoStem had a cash balance of $431,000 and a negative working capital of $(431,000).  NeoStem has met its immediate cash requirements through offerings of Common Stock and warrants in 2008 which raised an aggregate gross amount of $2,900,000.  NeoStem generates revenues from its adult stem cell collection activities.  To date, NeoStem’s revenues generated from such activities have not been significant and we had minimal adult stem cell collection activity during 2008.

NeoStem had been exploring acquisition opportunities of revenue generating businesses and in November 2008 entered into the Merger Agreement with CBH to acquire the 51% ownership interest in Erye, which manufactures over 100 drugs on seven cGMP lines and the Share Exchange Agreement with respect to Shandong which is engaged in the business of research, development, popularization and transference of regenerative medicine technology (except for those items for which it does not have special approval) in the PRC.  The Company has also begun other initiatives to expand its operations into China including with respect to technology licensing, establishment of stem cell processing and storage capacities and research and clinical development.  The Company has incurred substantial expenses in connection with these China activities.  The acquisition transactions are not expected to close before the second quarter of 2009 and in any event neither the acquisition transactions nor the Company’s other initiatives in China are expected to generate sufficient excess cash flow to support NeoStem’s platform business or its initiatives in China in the near term.  The Company is exploring the possibility of its independent initiatives in China being a substitute for its moving forward with closing the transactions under the Share Exchange Agreement.

The Company currently intends to meet its cash requirements in the near term through financing activities including an equity offering in the second quarter 2009 in an amount anticipated to be no less than $10 million. During the first quarter 2009, the Company issued promissory notes to a principal stockholder of the Company which aggregated $1,150,000 (see Note 14 to the audited consolidated financial statements and related notes included in Item 8 of this report). In the event that this equity offering is not successful, the Company would need to substantially reduce its operating costs and would seek additional bridge financing until a future equity offering could be accomplished.

Years Ended December 31, 2008 and December 31, 2007

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period indicated:

	Year Ended
	December 31, 2008	December 31, 2007
Cash (used) in operating activities	$(4,732,000)	$(6,132,000)
Cash provided/(used) in investing activities	$(9,800)	$153,000
Cash provided by financing activities	$2,869,000	$7,847,000

At December 31, 2008, NeoStem had a cash balance of $431,000, negative working capital of $(431,000) and a stockholders’ equity of $863,200.  NeoStem incurred a net loss of $9,242,000 for the year ended December 31, 2008. Such loss adjusted for non-cash items, including common stock, common stock option and common stock purchase warrant issuances which were related to services rendered of $3,890,000, depreciation and amortization of $116,000 and bad debt expense of $22,000;  increases in accounts payable, notes payable, accrued liabilities reduced the cash required for operations  and increases  in prepaid insurance expenses increased the use of cash  resulting in an overall increase of $482,000, resulted in cash used in operations totaling $4,732,000 for the year ended December 31, 2008. Accordingly, the large difference between operating loss and cash used in operations was the result of a number of non-cash expenses charged to results of operations. The negative working capital at December 31, 2008 is due primarily to $423,000 in amounts due law firms and financial consultants engaged in connection with the proposed Merger with CBH and the proposed Share Exchange with China StemCell Medical Holding Limited relating to Shandong, and an accrued bonus of $250,000 due our Chief Executive Officer who has deferred receipt of such bonus in order to conserve NeoStem’s current cash.

To meet its cash requirements for the year ended December 31, 2008, NeoStem relied on offerings of common stock and warrants completed in each of May 2008, September 2008, October 2008 and November 2008 raising gross proceeds in the aggregate amount of $2,900,000 and its existing cash balances.  Under NeoStem’s current business plan it is generating revenues from its platform business of adult stem cell collection activities which to date have not been significant, having had only nine collections during the year.  NeoStem currently intends to meet its cash requirements in the near term with the proceeds of the RimAsia Notes and through financing activities, other collaborative arrangements and government awards and anticipates that with the recent opening of key collection centers and the Company’s initiatives in China, revenues may start to increase in 2009.

On November 2, 2008, NeoStem signed the Merger Agreement to acquire CBH and its 51% interest in Suzhou Erye Pharmaceuticals Company Ltd., and the Share Exchange Agreement to acquire China StemCell Medical Holding Limited and obtain benefits from Shandong New Medicine Research Institute of Integrated Traditional and Western Medicine Limited Liability Company.  Erye is in the middle of an expansion through relocation of its pharmaceutical manufacturing facility which is planned to be completed over the next three years. To date this activity has been self-funded by Erye and minority shareholders of Erye and it is anticipated that they will continue to fund this project.  In the event Erye is unable to raise the remaining funds needed for the relocation of its pharmaceutical manufacturing facility it could become incumbent upon NeoStem to assist in this effort.  To facilitate the financing of this relocation project NeoStem has agreed to reinvest approximately 90% of its 51% interest in Erye into the company for its relocation pursuant to Erye’s joint venture agreement for a period of three years.   In order to maximize the potential of Shandong, a capital infusion into the company will likely be needed to, among other things, build a laboratory and develop its regenerative medicine business. In the event either or both of the acquisitions do not close, NeoStem would also need to raise substantial additional funds to fund its platform business and/or acquire a revenue generating business.  It is not anticipated that in the next year either of these acquisitions will generate sufficient excess cash flow to support NeoStem’s platform business and therefore the Company will also need to raise substantial additional funds to fund its platform business and/or acquire another revenue generating business.  Additionally, even if either or both of the acquisitions closes, the closings will likely not occur until the end of the second quarter of 2009 and NeoStem will need to fund its platform business as well as the large costs associated with the acquisition transactions until such time. NeoStem’s history of losses and liquidity problems may make it difficult to raise additional funding. There can be no assurance that NeoStem will be able to obtain additional funding on terms acceptable to NeoStem. Any equity financing may be dilutive to stockholders and debt financing, if available, may involve significant restrictive covenants.

In November 2007, NeoStem acquired the exclusive, worldwide rights to very small embryonic like (VSEL) technology developed by researchers at the University of Louisville. These rights were acquired through NeoStem’s acquisition of Stem Cell Technologies, Inc., the licensee to a license agreement (the “License Agreement”) with the University of Louisville. Concurrent with acquiring these rights, NeoStem entered into a sponsored research agreement (the "Sponsored Research Agreement" or "SRA") with the University of Louisville Research Foundation (“ULRF”) under which NeoStem will support further research in the laboratory of Mariusz Ratajczak, M.D., Ph.D., a co-inventor of the VSEL technology and head of the Stem Cell Biology Program at the James Graham Brown Cancer Center at the University of Louisville. The term of the research is two and one-half years and is expected to commence in April 2009. The License Agreement requires the payment of certain license fees, royalties and milestone payments, payments for patent filings and applications and the use of due diligence in developing and commercializing the VSEL technology. The SRA requires periodic and milestone payments. All payments required to be made to date have been made.

Under the License Agreement as amended in February 2009, NeoStem made in March 2009 payments of $66,000 in license issue fees and prepayment of patent costs and will be responsible for additional patent-related costs. Thereafter, an annual license maintenance fee of $10,000 will be required upon the issuance of a licensed patent and royalties will be payable based upon the sale of certain licensed products. Under the Sponsored Research Agreement, NeoStem agreed to support the research as set forth in a research plan in an amount of $375,000. Such costs are to be paid by NeoStem in accordance with a payment schedule which sets forth the timing and condition of each such payment over the term of the SRA, the first payment of $100,000 (for which there was originally a $50,000 credit) being due upon the commencement of the research. In October 2008, the SRA was amended to provide for certain additional research to be conducted as work preliminary to the first research aim under the SRA, for which approximately one-half of the $50,000 credit was utilized to pay the fee.  Although certain early obligations under the Company’s agreements relating to the VSEL technology were paid for with funds supplied by the seller to SCTI prior to the acquisition, substantial additional funds will be needed and additional research and development capacity will be required to meet the Company’s development obligations under the License Agreement and develop the VSEL technology.  The Company has applied to the U.S. Small Business Administration for Small Business Innovation Research (SBIR) grants and may also seek to obtain funds through applications for other State and Federal grants, grants abroad, direct investments, strategic arrangements as well as other funding sources to help offset all or a portion of these costs.  A portion of the proceeds from the RimAsia Notes (described above) are being used to meet funding requirements of developing the VSEL technology.  The Company is seeking to develop increased internal research capability and sufficient laboratory facilities or establish relationships to provide such research capability and facilities.  Toward this end, we have hired a Director of Stem Cell Research and Laboratory Operations and arranged for research facilities at the facility of a strategic partner. In addition to the research we are currently funding at the University of Louisville, we are also in discussions relating to other research to generate data relating to other clinical applications of VSELs, including neural, cardiac and ophthalmic, to expand our research efforts and maximize the value of this technology.

In October 2008, NeoStem was advised that we would receive Federal funding from the Department of Defense to evaluate the potential use of adult stem cell therapy for wound healing.  It is anticipated that this research and the related funding will begin in 2009. The funds must be distributed to us by October 2010 and the budget we can submit for the project must not exceed $681,000.  NeoStem continues to make application for awards through the Small Business Innovative Research (SBIR) Program, although it has received no notice of any SBIR award to date.  It is anticipated that some of the funds (if any) received from such appropriations and grants will fund certain expenses of Company while the remaining portion will be paid to third party researchers.

The following table reflects a summary of NeoStem’s contractual cash obligations as of December 31, 2008:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capitalized lease	$16,000	16,000
Facility lease	105,000	60,000	45,000
Minimum royalties due University of Louisville	66,000	66,000
Sponsored research agreement – University of Louisville	325,000	150,000	100,000	75,000
Employment agreements	316,000	316,000
Total	$828,000	$608,000	$145,000	$75,000	$—

Years Ended December 31, 2007 and December 31, 2006

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period indicated:

	Year Ended
	December 31, 2007	December 31, 2006
Cash (used) in operating activities	$(6,132,000)	$(3,639,000)
Cash provided/(used) in investing activities	$153,000	$(43,000)
Cash provided by financing activities	$7,847,000	$3,630,000

At December 31, 2007, NeoStem had a cash balance of $2,304,000, working capital of $1,931,000 and a stockholders’ equity of $3,316,000. NeoStem incurred a net loss of $10,445,000 for the year ended December 31, 2007.  Such loss adjusted for non-cash items, including common stock, common stock option and common stock purchase warrant issuances which were related to services rendered of $4,590,000, and depreciation of $54,000 which was offset by cash settlements of various accounts payable, notes payable and accrued liabilities of $352,000, resulted in cash used in operations totaling $6,132,000 for the year ended December 31, 2007.  Accordingly, the large difference between operating loss and cash used in operations was the result of a number of non-cash expenses charged to results of operations.

To meet its cash requirement for the year ended December 31, 2007, NeoStem relied on proceeds from the sale of its securities resulting in net proceeds of $7,939,000 from the January 2007 private placement and the August 2007 public offering (as described below).

In January and February 2007, NeoStem raised an aggregate of $2,500,000 through the private placement of 250,000 units at a price of $10.00 per unit (the “January 2007 private placement”). Each unit was comprised of two shares of NeoStem’s Common Stock, one redeemable seven-year warrant to purchase one share of Common Stock at a purchase price of $8.00 per share and one non-redeemable seven-year warrant to purchase one share of Common Stock at a purchase price of $8.00 per share. NeoStem issued an aggregate of 500,000 shares of Common Stock, and warrants to purchase up to an aggregate of 500,000 shares of Common Stock at an exercise price of $8.00 per share. Emerging Growth Equities, Ltd (“EGE”), the placement agent for the January 2007 private placement, received a cash fee equal to $171,275 and was entitled to expense reimbursement not to exceed $50,000. NeoStem also issued to EGE redeemable seven year warrants to purchase 34,255 shares of Common Stock at a purchase price of $5.00 per share, redeemable seven-year warrants to purchase 17,127 shares of Common Stock at a purchase price of $8.00 per share and non-redeemable seven-year warrants to purchase 17,127 shares of Common Stock at a purchase price of $8.00 per share. The net proceeds of this offering were approximately $2,320,000.

In August 2007, NeoStem completed a sale of 1,270,000 units at a price of $5.00 per unit pursuant to a best efforts public offering.  A registration statement on Form SB-2A (File No. 333-142923) relating to these units was filed with the Securities and Exchange Commission and declared effective on July 16, 2007.  Each unit consisted of one share of common stock and one-half of a five year Class A warrant to purchase one-half a share of common stock at a price of $6.00 per share.  Thus, 1,000 units consisted of 1,000 shares of common stock and Class A warrants to purchase 500 shares of common stock. The aggregate number of shares of common stock included within the units was 1,270,000 and the aggregate number of Class A warrants included within the units was 535,000.  In connection with the public offering, NeoStem issued five year warrants to purchase an aggregate of 95,250 shares of common stock at $6.50 per share to the underwriters for the offering. After payment of underwriting commissions and expenses and other costs of the offering, the aggregate net proceeds to NeoStem were $5,579,000.

INFLATION

NeoStem does not believe that its operations have been materially influenced by inflation in the fiscal year ended December 31, 2008, a situation which is expected to continue for the foreseeable future.

SEASONALITY

NeoStem does not believe that its operations are seasonal in nature.

OFF-BALANCE SHEET ARRANGEMENTS

NeoStem does not have any off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto required to be filed under this Item are presented commencing on page F-1 of this Annual Report on Form 10-K.  Following is supplementary financial information:

Selected Quarterly Financial Data

$’000 (except net loss per share which is stated in $)	Quarter Ended 12/31/08	Quarter Ended 9/30/08	Quarter Ended 6/30/08	Quarter Ended 3/31/08	Quarter Ended 12/31/07	Quarter Ended 9/30/07	Quarter Ended 6/30/07	Quarter Ended 3/31/07
Revenues	$34	$25	$24	$—	$157	$13	$6	$56

Direct Costs	19	9	4	—	15	7	2	1

Gross profit	15	16	20	—	142	6	4	55

Operating Loss	(2,431)	(1,919)	(2,360)	(2,524)	(2,342)	(4,322)	(1,957)	(1,818)

Net Loss	(2,431)	(1,922)	(2,362)	(2,527)	(2,343)	(4,328)	(1,958)	(1,816)

Net loss per share (1)	(.33)	(.30)	(.43)	(.52)	(.51)	(1.26)	(.74)	(.73)

(1)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly earnings per share do not equal the total computed for the year.

NeoStem, Inc. and Subsidiaries
Table of Contents

Page
Report of Independent Registered Public Accounting Firm -
Holtz Rubenstein Reminick LLP	F – 1

Financial Statements:

Consolidated Balance Sheets at December 31, 2008 and 2007	F – 2

Consolidated Statements of Operations
Years Ended December 31, 2008, 2007 and 2006	F – 3

Consolidated Statements of Stockholders’ Equity/ (Deficit)
Years Ended December 31, 2008, 2007 and 2006	F – 4 – F– 6

Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006	F – 7 – F– 8

Notes to Consolidated Financial Statements	F – 9 – F – 43

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
NeoStem, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of NeoStem, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity/ (deficit) and cash flows for each of the years in the three-year period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NeoStem, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Holtz Rubenstein Reminick LLP
Melville, New York
March 31, 2009

NEOSTEM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$430,786	$2,304,227
Accounts receivable, net of allowance for doubtful accounts of $0 and $19,500, respectively	7,193	24,605
Prepaid expenses and other current assets	92,444	46,248
Total current assets	530,423	2,375,080

Property and equipment, net	99,490	164,122
Intangible asset	633,789	669,000
Goodwill	558,169	558,169
Other assets	2,445	8,778
	$1,824,316	$3,775,149

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$508,798	$158,453
Accrued liabilities	427,767	228,726
Unearned revenues	9,849	2,902
Notes payable – related party, current	—	24,022
Note payable – current	—	4,720
Current portion of capitalized lease obligation	14,726	25,406
Total current liabilities	961,140	444,229

Capitalized lease obligation, net of current portion	—	14,726

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred stock; authorized, 5,000,000 shares Series B
convertible redeemable preferred stock, liquidation value, 1 share of common stock per share, $.01 par value; authorized, 825,000 shares; issued and outstanding, 10,000 shares at December 31, 2008 and December 31, 2007	100	100
Common stock, $.001 par value; authorized, 500,000,000 shares;
issued and outstanding, 7,715,006 December 31, 2008 and 4,826,055 shares at December 31, 2007	7,715	4,826
Additional paid-in capital	40,871,570	34,802,309
Unearned compensation	(21,900)	(738,803)
Accumulated deficit	(39,994,309)	(30,752,238)
Total stockholders’ equity	863,176	3,316,194
	$1,824,316	$3,775,149

The accompanying notes are an integral part of these consolidated financial statements

NEOSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years ended December 31,
	2008	2007	2006

Revenues	$83,541	$231,664	$45,724

Direct Costs	31,979	24,847	22,398

Gross Profit	51,562	206,817	23,326

Selling, General and Administrative	9,285,015	10,645,653	4,714,568

Operating Loss	(9,233,453)	(10,438,836)	(4,691,242)

Other Income (Expense):
Interest Income	3,044	15,331	20,432
Interest Expense – Series A mandatorily
Redeemable convertible Preferred Stock	—	—	(9,934)
Interest Expense	(11,662)	(21,968)	(1,370,656)

	(8,618)	(6,637)	(1,360,158)

Net Loss	$(9,242,071)	$(10,445,473)	$(6,051,400)

Basic loss per share	$(1.53)	$(3.18)	$(4.43)

Weighted average common shares outstanding	6,056,886	3,284,116	1,365,027

The accompanying notes are an integral part of these consolidated financial statements

NEOSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity/(Deficit)

	Series B Convertible Preferred Stock		Common Stock		Unearned	Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Compensation	in Capital	Deficit	Total
Balance at December 31, 2005	10,000	$100	7,054,400	$7,050		$12,430,577	$(14,255,365)	$(1,817,638)

Adjustment for reverse Common Stock split			(6,348,960)	(6,345)		6,345		—

Issuance of Common Stock for cash, net of offering costs			945,382	945		3,572,123		3,573,068

Issuance of Common Stock for conversion of Preferred Stock			54,494	55		1,219,614		1,219,669

Issuance of Common Stock to officers and directors			40,000	40		207,960		208,000

Issuance of restricted Common Stock to officers and directors			90,000	90	(600,000)	599,910		—

Vesting of unearned compensation related to restricted Common Stock issued to officers and directors					228,334			228,334

Issuance of Common Stock for services			17,618	18		112,970		112,988

Equity component of issuance of convertible debt						263,612		263,612

Issuance of Common Stock purchase warrants for services						75,496		75,496

Issuance of Common Stock for purchase of assets of NS California			40,000	40		199,960		200,000

Issuance of Common Stock to pay off current liabilities			66,458	66		308,396		308,462

Issuance of Common Stock for conversion of convertible debt			107,386	107		692,789		692,896

Issuance of Common Stock for extension of due dates of convertible debt			3,693	4		21,019		21,023

Issuance of Common Stock purchase warrants for the early conversion of convertible debt						652,130		652,130

Issuance of Common Stock for conversion of debt			7,650	8		44,992		45,000

Compensatory element of stock options issued to staff						560,465		560,465
Net Loss							(6,051,400)	(6,051,400)
Balance at December 31, 2006	10,000	$100	2,078,121	$2,078	$(371,666)	$20,968,358	$(20,306,765)	$292,105

The accompanying notes are an integral part of these consolidated financial statements

NEOSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity/(Deficit) --(Con't.)

	Series B Convertible Preferred Stock		Common Stock		Unearned	Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Compensation	in Capital	Deficit	Total
Issuance of Common Stock for cash, net of offering costs			1,770,000	1,770		7,937,536		7,939,306
Issuance of Common Stock to acquire Stem Cell Technologies, Inc.			400,000	400		939,600		940,000
Issuance of Common Stock for capital commitment			30,000	30		164,970		165,000
Issuance of Common Stock to officers and directors			12,000	12		55,398		55,410
Issuance of restricted Common Stock for services			95,542	95	(481,910)	481,815
Vesting of unearned compensation related to restricted Common Stock issued for services					392,135			392,135
Issuance of restricted Common Stock to officers and directors			289,500	290	(1,446,957)	1,446,667
Vesting of unearned compensation related to restricted Common Stock issued to officers and directors					1,169,595			1,169,595
Issuance of Common Stock for services			150,892	151		386,363		386,514
Issuance of Common Stock purchase warrants for services						213,786		213,786
Compensatory element of stock options issued to staff						2,207,816		2,207,816
Net Loss							(10,445,473)	(10,445,473)
Balance at December 31, 2007	10,000	$100	4,826,055	$4,826	$(738,803)	$34,802,309	$(30,752,238)	$3,316,194

NEOSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity/(Deficit) --(Con't.)

	Series B Convertible Preferred Stock		Common Stock		Unearned	Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Compensation	in Capital	Deficit	Total
Issuance of Common Stock for cash, net of offering costs			2,359,152	2,359		2,894,401		2,896,760
Issuance of Common Stock to officers and directors			83,780	84		86,499		86,583
Issuance of restricted Common Stock for services			40,000	40	(72,800)	72,760		—
Vesting of unearned compensation related to restricted Common Stock issued for services					173,331			173,331
Issuance of Common Stock to staff for compensation			42,014	42		52,909		52,951
Vesting of unearned compensation related to restricted Common Stock issued to officers and directors					573,146			573,146
Issuance of Common Stock for services			384,157	384		499,900		500,284
Issuance of Common Stock purchase warrants for services						613,766		613,766
Compensatory element of stock options issued to staff						1,986,103		1,986,103
Exercise of Common Stock options			2,500	2		1,873		1,875
Issuance of Common Stock to pay debt			3,529	4		5,643		5,647
Forfeiture of restricted Common Stock			(26,250)	(26)	19,257	(144,593)		(125,362)
Vesting of unearned compensation related to restricted Common Stock issued to employees					23,969			23,969
Other adjustments			69
Net Loss							(9,242,071)	(9,242,071)
Balance at December 31, 2008	10,000	$100	7,715,006	$7,715	$(21,900)	$40,871,570	$(39,994,309)	$863,176

The accompanying notes are an integral part of these consolidated financial statements

NEOSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(9,242,071)	$(10,445,473)	$(6,051,400)
Adjustments to reconcile net loss to net cash used in
operating activities:
Common Stock, stock options and warrants issued
as payment for compensation, services rendered and interest expense	3,890,419	4,590,256	2,280,779
Depreciation and amortization	115,961	53,778	27,623
Bad debt expense	21,500	19,500	—
Amortization of debt discount	—	—	212,500
Series A mandatorily redeemable
convertible preferred stock dividends	—	—	9,935
Unearned revenues	6,947	482	(24,325)
Deferred acquisition costs	—	1,254	17,868
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(46,197)	34,810	(72,251)
Accounts receivable	(4,088)	(35,055)	(9,050)
Accounts payable, accrued expenses
and other current liabilities	525,364	(351,976)	(30,510)

Net cash used in operating activities	(4,732,165)	(6,132,424)	(3,638,831)

Cash flows from investing activities:
Cash received in connection with acquisition of technology	—	271,000	—
Acquisition of property and equipment	(9,785)	(117,893)	(43,135)
Net cash provided by/(used) in investing activities	(9,785)	153,107	(43,135)

Cash flows from financing activities:
Net proceeds from issuance of capital stock	2,898,635	7,939,306	3,573,068
Proceeds from notes payable	131,617	337,120	180,396
Repayment of notes payable	(136,337)	(408,712)	(352,898)
Repayment of capitalized lease obligations	(25,406)	(20,829)	(20,813)
Proceeds from sale of convertible debentures	—	—	250,000

Net cash provided by financing activities	2,868,509	7,846,885	3,629,753

Net increase/ (decrease) in cash and cash equivalents	(1,873,441)	1,867,568	(52,213)

Cash and cash equivalents at beginning of year	2,304,227	436,659	488,872
Cash and cash equivalents at end of year	$430,786	$2,304,227	$436,659

The accompanying notes are an integral part of these consolidated financial statements

NEOSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows - continued

	Years ended December 31,
	2008	2007	2006

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$11,662	$21,968	$285,096

Supplemental schedule of non-cash investing and financing activities:
Issuance of Common Stock for services rendered	$500,284	$386,514	$208,000
Compensatory element of stock options	$1,986,103	$2,207,816	$560,466
Issuance of non-vested restricted Common Stock for compensation	$—	$1,446,957	$—

Issuance of Common Stock for compensation	$139,534	$55,410	$112,988
Expense related to restricted shares vesting	$770,447	$1,561,730	$228,334
Forfeiture of restricted stock grant	$(125,362)	—	—
Issuance of Common Stock purchase warrants for services	$613,767	$213,786	$75,496
Issuance of non-vested restricted Common Stock for services	$72,800	$481,910	$600,000
Issuance of Common Stock for purchase of Stem Cell Technologies, Inc.	$—	$940,000	$—

Issuance of Common Stock for capital commitment	$—	$165,000	$—
Net accrual of dividends on Series A preferred stock	$—	$—	$9,935
Issuance of Common Stock for assets of NS California	$—	$—	$200,000
Issuance of Common Stock and Common Stock purchase warrants for conversion of convertible debt	$—	$—	$1,050,495
Issuance of Common Stock for debt	$5,646	$—	$45,000

The accompanying notes are an integral part of these consolidated financial statements

Note 1  – The Company
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

Recent Developments
The Company currently intends to meet its cash requirements in the near term through financing activities including an equity offering in the second quarter of 2009 in an  amount anticipated to be no less than $10 million. During the first quarter 2009, the Company issued promissory notes to a principal stockholder of the Company which aggregated $1,150,000 (See Note 14). In the event that this equity offering is not successful, the Company would need to substantially reduce its operating costs and would seek additional bridge financing until a future equity offering could be accomplished.

Note 2 – Summary of Significant Accounting Policies
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

Allowance for Doubtful Accounts: The Company establishes an allowance for doubtful accounts to provide for accounts receivable that may not be collectible. In establishing the allowance for doubtful accounts, the Company analyzes the collectability of individual large or past due accounts customer-by-customer and establishes reserves for accounts that it determines to be doubtful of collection.

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

Income Taxes: The Company, in accordance with SFAS 109, “Accounting for Income Taxes,” recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an enterprise’s financial statement or tax returns.

Comprehensive Income (Loss): Refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.  At December 31, 2008, 2007 and 2006 there were no such adjustments required.

Goodwill: Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. The Company reviews recorded goodwill for potential impairment annually or upon the occurrence of an impairment indicator. The Company performed its annual impairment tests as of December 31, 2008 and determined no impairment exists. The Company will perform its future annual impairment as of the end of each fiscal year.

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

Accounting for Stock Based Compensation: In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The Company has adopted SFAS No. l23(R) effective January 1, 2006. The Company determines value of stock options by the Black-Scholes option pricing model. The value of options issued during 2008, 2007 and 2006 or that were unvested at January 1, 2006 are being recognized as an operating expense ratably on a monthly basis over the vesting period of each option. With regard to stock options and warrants issued to non-employees the Company has adopted EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods and Services.”

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

Advertising Policy: All expenditures for advertising are charged against operations as incurred.

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

Note 3 – Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, “Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FASB Staff Position ("FSP") No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2"). FSP No. 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We were required to apply the provisions of SFAS No. 157 to financial assets and liabilities prospectively as of January 1, 2008.  Its adoption did not materially impact our results of operations or financial position. We will be required to apply the provisions of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities as of January 1, 2009 and are currently evaluating the impact of the application of SFAS No. 157 as it pertains to these items.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115" ("SFAS No. 159"). SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. SFAS No. 159 was effective for fiscal years beginning after January 1, 2008 and will be applied prospectively. At the present time SFAS No. 159 has no impact on our operations.

In June 2007, the FASB ratified EITF No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Future Research and Development Activities” (“EITF 07-03”). EITF 07-03 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed.  EITF 07-03 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007.   At the present time the adoption of EITF 07-03 does not have a material effect on the Company’s operations or financial position.

In October 2007, the Company adopted the provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132 (R)" ("SFAS No. 158"). This standard requires recognition of the overfunded or underfunded status of each plan as an asset or liability in the consolidated balance sheet with the offsetting change in that funded status to accumulated other comprehensive income. Upon adoption, this standard requires immediate recognition in accumulated other comprehensive income of actuarial gains/losses and prior service costs/benefits — both of which were previously unrecognized. Additional minimum pension liabilities and related intangible assets are eliminated upon adoption of the new standard. At the present time we do not have any defined benefit pension plans and therefore the measurement date provisions of SFAS 158 will not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 141R on our current consolidated financial statements and how this may affect our proposed Merger and Share Exchange transactions discussed in Note 13, Commitments and Contingencies.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. At the present time SFAS No. 160 has no impact on our operations. We are currently evaluating the impact of adopting SFAS No. 160 and how this may affect our proposed Merger and Share Exchange transactions discussed in Note 13, Commitments and Contingencies.

In December 2007, the EITF reached a consensus on EITF No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-01”). EITF 07-01 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. At the present time EITF No. 07-01 has no impact on our operations. However, based upon the nature of the Company’s business, EITF 07-01 could have an impact on its financial position and results of operations in future years.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133" ("SFAS No. 161"), which requires additional disclosures about objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and related interpretations, and how the derivative instruments and related hedged items affect our financial statements. SFAS No. 161 also requires disclosures about credit risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 161 on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions that are used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets," and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. At the present time FSP 142-3 has no impact on our operations.

In May 2008, the FASB issued Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("APB 14-1") to clarify that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. APB 14-1 is effective for the Company as of January 1, 2009. At the present time APB 14-1 has no impact on our operations. The Company is evaluating the impact of adopting APB 14-1 on our proposed Merger and Share Exchange Transactions discussed in Note 13, Commitments and Contingencies.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, the new pronouncement will have on its consolidated financial statements.

 In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any; the new pronouncement will have on its consolidated financial statements.

Note 4 – Acquisitions
On January 19, 2006, the Company  consummated  the acquisition of the assets of NS California, Inc. (“NS California”) relating to NS California's  business of collecting and storing adult stem cells, issuing 40,000  shares of the Company's Common Stock with a  value  of  $200,000.  In addition, the Company assumed certain liabilities of NS California’s which totaled $476,972.  The underlying physical assets acquired from NS California were valued at $109,123 resulting in the recognition of goodwill in the amount of $558,169.  Upon  completion of the acquisition  the  operations of  NS California were assumed by the Company and have been  reflected in the  Statement  of  Operations  since  January 19, 2006. Effective with the acquisition, the business of NS California became the principal business of the Company. The Company  now is providing adult stem cell  processing,  collection  and banking  services  with the goal of making stem cell  collection  and  storage  widely  available,  so that the general  population will have the opportunity to store their own stem cells  for future healthcare needs. The Company also had issued 10,000 additional shares of its Common Stock to NS California to be held in escrow pending the approval of the license for the laboratory used for the collection of stem cells. The agreement called for 167 shares to be forfeited each day the license was not obtained past February 15, 2006, with a maximum of 10,000 shares of Common Stock subject to forfeiture. The license was obtained in May 2006 and therefore the Company notified NS California of the requirement that the 10,000 shares be forfeited to the Company. In January 2007, the escrow period for the 20,000 shares was completed and the remaining shares were released to NS California. During the period from January 1, 2006 to January 19, 2006 there were no significant operations realized by NS California; however in connection with and subsequent to the closing of the NS California transaction, the Company paid $212,791 to pay off certain liabilities incurred by NS California before the acquisition occurred and issued 20,122 shares of its Common Stock, with a value of $100,612 in partial or full payment of certain of these obligations assumed by the Company.

In November 2007, the Company entered into an acquisition agreement with UTEK Corporation ("UTEK") and Stem Cell Technologies,  Inc., a wholly-owned subsidiary  of UTEK  ("SCTI"),  pursuant to which the Company  acquired  all the issued  and  outstanding  common  stock of SCTI in a  stock-for-stock  exchange. Pursuant to a license agreement (the "License  Agreement")  between SCTI and the University of Louisville Research Foundation  ("ULRF"),  SCTI owns an exclusive, worldwide license to a technology  developed by researchers at the University of Louisville to identify and isolate rare stem cells from adult human bone marrow, called VSELs (very small  embryonic  like) stem cells.  Concurrent with the SCTI acquisition, NeoStem entered into a sponsored research agreement (the "SRA") with ULRF under which NeoStem will support further research in the laboratory of Mariusz Ratajczak, M.D., Ph.D., a co-inventor of the VSEL technology and head of the Stem Cell Biology Program at the James Graham Brown Cancer Center at the University of Louisville.  SCTI was funded with $271,000, in cash, by UTEK. In consideration for the acquisition, the Company issued to UTEK 400,000 unregistered shares of its Common Stock, par value $0.001 per share for all the issued and outstanding common stock of SCTI. The total value of the transaction is $940,000 and $669,000 has been capitalized as an intangible asset. SCTI was founded in November 2007 for the express purpose of acquiring this technology and there were no other significant operations conducted by SCTI before NeoStem acquired the company from its shareholder.

Note 5 – Intangible Asset
At December 31, 2008 our intangible asset consisted of patent applications and rights associated with the VSEL Technology which constitutes the principal assets acquired in the acquisition of Stem Cells Technologies, Inc.  At December 31, 2008 the original cost of these assets was $669,000 and the accumulated amortization was $35,211 and the net book value was $633,789.

Estimated amortization expense for the five years subsequent to December 31, 2008 is as follows:

Years Ending December 31,

2009	$35,211
2010	35,211
2011	35,211
2012	35,211
2013	35,211
Thereafter	$457,734

The remaining weighted-average amortization period as of December 31, 2008 is 18 years.

Note 6 – Accrued Liabilities
Accrued liabilities are as follows:

	December 31,
	2008	2007

Professional fees	$136,843	$66,000
Interest on notes payable	—	218
Salaries and related taxes	250,000	132,804
Other	40,923	29,704
	$427,766	$228,726

Note 7 – Notes Payable
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

On December 30, 2005, the Company sold $250,000 of convertible nine month Promissory Notes which bore 9% simple interest with net proceeds to the Company of $220,000. These convertible notes were sold in connection with a subscription agreement between the Company and Westpark Capital, Inc. (“Westpark”). (The convertible notes and warrants sold in December 2005 and January 2006 in the transaction in which Westpark Capital, Inc. acted as the placement agent is sometimes referred to herein as the “Westpark Private Placement”). The Company recorded a debt discount associated with the conversion feature in the amount of $83,333, which was charged to interest expense during the year ended December 31, 2006. The debt discount recorded of $83,333 does not change the amount of cash required to payoff the principal value of these Promissory Notes, at any time during the term, which is $250,000. As part of the Westpark Private Placement, these Promissory Notes have 4,167 detachable warrants for each $25,000 of debt, which entitle the holder to purchase one share of the Company’s Common Stock at a price of $12.00 per share. The warrants are exercisable for a period of three years from the date of the Promissory Note. The Promissory Notes convert to the Company’s Common Stock at $6.00 per share. The Promissory Notes are convertible at anytime into shares of Common Stock at the option of the Company subsequent to the shares underlying the Promissory Notes and the shares underlying the warrants registration if the closing price of the Common Stock has been at least $18.00 for a period of at least 10 consecutive days prior to the date on which notice of conversion is sent by the Company to the holders of the Promissory Notes. Pursuant to the terms of the Westpark Private Placement, the Company agreed to file with the SEC and have effective by July 31, 2006, a registration statement registering the resale by the investors in the Westpark Private Placement of the shares of Common Stock underlying the convertible notes and the warrants sold in the Westpark Private Placement. This registration statement was not made effective by July 31, 2006 and certain additional rights accrued to the Convertible Promissory Noteholders (see below for a detailed description of these additional rights).

In January 2006, the Company sold an additional $250,000 of convertible nine month Promissory Notes which bore 9% simple interest with net proceeds to the Company of $223,880 as part of the Westpark Private Placement. The Company recorded a debt discount associated with the conversion feature in the amount of $129,167. For the year ended December 31, 2006, the Company charged $127,932 of the debt discount to interest expense. The debt discount recorded of $129,167 does not change the amount of cash required to payoff the principal value of these Promissory Notes, at any time during the term, which is $250,000. These Promissory Notes were sold on the same terms and conditions as those sold in December 2005 as part of the Westpark Private Placement. For the year ended December 31, 2006, the Company recorded as interest expense $263,612 associated with the warrants as their fair value using the Black-Scholes method.

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

On May 17, 2006, the Company issued an 8% promissory note in the amount of $20,000 due on demand to Robin L. Smith, M.D., the Company’s then Chairman of the Advisory Board. This promissory note was paid off on June 2, 2006.

In July and August 2007, the Company borrowed an aggregate of $200,000 through the issuance of short term bridge notes to support operations pending the closing of the Company’s August 2007 public offering described in Note 9. These bridge notes provided that they matured in six months from the date of issuance, subject to the Company’s right to prepay, and bore interest at a rate of 15% per annum. Robin L. Smith M.D., Chief Executive Officer and Chairman of the Board of the Company was issued a bridge note for $125,000.  Richard Berman, a member of the Board of Directors, was issued a bridge note for $50,000, and a bridge note for $25,000 was issued  to another NeoStem shareholder. On August 10, 2007, the Board authorized the repayment in full of the bridge notes and all outstanding bridge notes were repaid in full plus accrued interest. For the year ended December 31, 2007 the Company paid interest of $976 on these notes.

Note 8 – Series A Mandatorily Redeemable Convertible Preferred Stock
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

 On March 17, 2006, the stockholders of the Company voted to approve an amendment to the Certificate of Incorporation which permitted the Company to issue in exchange for all 681,171 shares of Series A Preferred Stock outstanding and its obligation to pay $538,498 (or $.79 per share) in accrued dividends thereon, a total of 54,494 shares of Common Stock (eight hundredths (.08) shares of Common Stock per share of Series A Preferred Stock).  Pursuant thereto, as of December 31, 2006, all outstanding shares of Series A Preferred Stock had been cancelled and converted into Common Stock. Therefore at December 31, 2008 and 2007, there were 0 shares of Series A Preferred Stock outstanding.

Note 9 – Stockholders’ Equity
(a)  Series B Convertible Redeemable Preferred Stock:

The total authorized shares of Series B Convertible Redeemable Preferred Stock is 825,000. The following summarizes the terms of the Series B Stock whose terms are more fully set forth in the Certificate of Designation. The Series B Stock carries a zero coupon and each share of the Series B Stock is convertible into one share of the Company’s Common Stock. The holder of a share of the Series B Stock is entitled to ten times any dividends paid on the Common Stock and such Stock has ten votes per share and votes as one class with the Common Stock.

The holder of any share of Series B Convertible Redeemable Preferred Stock has the right, at such holder’s option (but not if such share is called for redemption), exercisable after December 31, 2000, to convert such share into one (1) fully paid and non-assessable share of Common Stock (the “Conversion Rate”). The Conversion Rate is subject to adjustment as stipulated in the Agreement. The Company’s right to redeem shares of Series B Convertible Redeemable Preferred Stock expired on June 30, 2000 pursuant to the terms of the Certificate of Designation.

During the year ended December 31, 2000, holders of 805,000 shares of the Series B Preferred Stock converted their shares into 805,000 shares of the Company’s Common Stock.

At December 31, 2008 and 2007, 10,000 Series B Preferred Shares were issued and outstanding.

(b)  Common Stock:

The authorized Common Stock of the Company is 500 million shares, par value $0.001 per share.

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

In May 2006, the Company entered into an advisory agreement with Duncan Capital Group LLC (“Duncan”).  Pursuant to the advisory agreement, Duncan was providing to the Company on a non-exclusive “best efforts” basis, services as a financial consultant in connection with any equity or debt financing, merger, acquisition as well as with other financial matters.  In consideration for such role, Duncan received a fee of $200,000 in cash and 24,000 shares of restricted Common Stock. On June 2, 2006, pursuant to the Duncan Private Placement, the Company sold 472,500 shares of its Common Stock to seventeen accredited investors at a per share price of  $4.40 resulting in gross proceeds of $2,079,000. In connection with this transaction, the Company issued 236,250 Common Stock purchase warrants to these seventeen investors. These Common Stock purchase warrants have a term of 5 years and exercise price of $8.00 per share. In addition, Dr. Robin L. Smith was paid $100,000 and 10,000 shares of Common Stock were issued to her in connection with an Advisory Agreement dated September 14, 2005 as amended by the Supplement to Advisory Agreement dated January 18, 2006 and Dr. Smith’s employment agreement with the Company dated June 2, 2006.

In June 2006, certain employees and members of senior management agreed to take restricted Common Stock as the net pay on $278,653 of unpaid salary that dated back to 2005. This resulted in the issuances of 37,998 shares of Common Stock, valued at $167,192, or $4.40 per share. The balance of the unpaid salary was used to pay the withholding taxes which are associated with those earnings.

In June 2006, Dr. Robin L. Smith was appointed Chairman and CEO of the Company. In connection with Dr. Smith’s appointment, 20,000 shares of Common Stock were issued under the Company’s  2003 Equity Participation Plan, as amended (the “2003 EPP”)  to Dr. Smith valued at $88,000 which was reflected as compensation expense in the year ended December 31, 2006. In addition, Dr. Smith was granted, under the 2003 EPP options to purchase 54,000 shares of the Company’s Common Stock, which 30,000 option shares vested immediately, 12,000 option shares vest on the first anniversary of the effective date and 12,000 option shares vest on the second anniversary of the effective date.  The exercise price of the options are (i) $5.30 as to the first 10,000 option shares, (ii) $8.00 as to the second 10,000 option shares, (iii) $10.00 as to the third 10,000 option shares, (iv) $16.00 as to the next 12,000 option shares, and (v) $25.00 as to the balance.

In 2006, the Company issued an aggregate of 66,458 shares of Common Stock in conversion of an aggregate of $308,462 in accounts payable owed to certain vendors. The per share conversion prices ranged from $4.40 to $6.00.

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

In November 2006, the Company issued  stock grants, under the 2003 EPP,  to two members of the Board of Directors, totaling  60,000 shares of Common Stock with a per share price of $7.00. These shares vested as follows: one-third vesting upon grant and one-third on the first and second anniversaries of the grant dates. The Company recognized $163,334 as director fees in 2006, and the remaining $256,666 of unearned value was recognized ratably over the remaining vesting periods of which $140,004 was recognized in 2007 and $116,662 in 2008.

In December 2006, the Company issued a stock grant, under the 2003 EPP, to an executive officer, totaling 30,000 shares of Common Stock with a per share price of $6.00. These shares vested as follows: 10,000 shares vested upon grant and the remainder vested upon the Company achieving a business milestone.  The Company recognized $65,000, $87,500 and $27,500, respectively, as compensation expense in 2006, 2007 and 2008, respectively, relating to this stock grant.

In December 2006, the Company issued stock grants, under the 2003 EPP, to three members of management, totaling 20,000 shares of Common Stock with a per share price of $6.00. In 2006 the Company recognized $120,000 as compensation expense.

In January 2007, the Company issued 12,000 shares of restricted Common Stock to its intellectual property acquisition consultant, vesting as to 1,000 shares per month commencing January 2007. In 2007 the Company recognized $90,000 as expense related to this transaction.

In January 2007, the Company issued an aggregate of 9,000 shares of Common Stock, under the 2003 EPP, to a former director and employee pursuant to his agreement to serve as Chairman of the Company’s Scientific Advisory Board and consultant to the Company. In 2007 the Company recognized $54,000 as compensation related to this transaction.

In February 2007, the term of the Company’s financial advisory agreement with Duncan Capital Group LLC was extended through December 2007, providing that the monthly fee be paid entirely in shares of Common Stock. The Company issued to Duncan 15,000 shares of restricted Common Stock as an advisory fee payment vesting monthly through December 2007. The vesting of these shares was accelerated in July 2007 such that they were fully vested and the advisory agreement was canceled in August 2007. In 2007 the Company recognized $82,500 as expense related to this transaction.

 In January and February 2007, the Company raised an aggregate of $2,500,000 through the private placement of 250,000 units at a price of $10.00 per unit (the “January 2007 private placement”). Each unit was comprised of two shares of the Company’s Common Stock, one redeemable seven-year warrant to purchase one share of Common Stock at a purchase price of $8.00 per share and one non-redeemable seven-year warrant to purchase one share of Common Stock at a purchase price of $8.00 per share. The Company issued an aggregate of 500,000 shares of Common Stock, and warrants to purchase up to an aggregate of 500,000 shares of Common Stock at an exercise price of $8.00 per share. Emerging Growth Equities, Ltd (“EGE”), the placement agent for the January 2007 private placement, received a cash fee equal to $171,275 and was entitled to expense reimbursement not to exceed $50,000. The Company also issued to EGE redeemable seven-year warrants to purchase 34,255 shares of Common Stock at a purchase price of $5.00 per share, redeemable seven-year warrants to purchase 17,127 shares of Common Stock at a purchase price of $8.00 per share and non-redeemable seven-year warrants to purchase 17,127 shares of Common Stock at a purchase price of $8.00 per share. The net proceeds of this offering were approximately $2,320,000.

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

In June 2007, the Company issued, 12,000 restricted shares of its Common Stock to a law firm in connection with services rendered to the Company, of which 6,000 shares vested in June 2007 and the remainder vested monthly through June 2008.  These shares had a value of $50,400 and the Company recognized $37,800 and $12,600 as expense related to this transaction in 2007 and 2008, respectively.

In June and July  2007, the Company issued, under the 2003 EPP,  3,000 shares of its Common Stock, in each month, to a consultant for certain management services rendered to the Company, resulting in a charge to operations of $1,410 and $15,000 respectively. In August 2007, this consultant was hired as an executive officer of the Company and in connection with this hiring was issued by the Company, under the 2003 EPP, 10,000 shares of its Common Stock as a hiring incentive.  One half of these shares vested immediately and the remainder were scheduled to vest in one year on the anniversary date of the hiring date. The issuance of these shares thus resulted in a charge to operations of $28,896 and $4,375 in 2007 and 2008, respectively. In 2008 this executive officer left the Company and forfeited 5,000 of such shares, and as a result the Company credited operations for $8,020 of compensation expense previously recognized relating to these forfeited shares.

In July 2007, the Company issued an aggregate of 909 restricted shares of its Common Stock to its sublessor as partial payment for rent expense, resulting in charges to operations totaling $5,000.

In August 2007, the Company issued, under the 2003 EPP, 24,000 shares of its Common Stock to a consultant for certain management services rendered to the Company, 18,000 of which shares vested monthly over the next twelve months and the remainder vest ratably for three years on the anniversary date of the agreement and resulted in a charge to operations of $41,667 in 2007 and $62,500 in 2008. In December 2007, an additional 12,353 shares were issued to this consultant in lieu of a $3,500 monthly fee due from December 2007 thru May 2008 (see below).

In August 2007, the Company completed a sale of 1,055,900 units at a price of $5.00 per unit pursuant to a best efforts public offering.  A registration statement on Form SB-2A (File No. 333-142923) relating to these units was filed with the Securities and Exchange Commission and declared effective on July 16, 2007.  Each unit consisted of one share of Common Stock and one-half of a five year Class A warrant to purchase one-half a share of Common Stock at a price of $6.00 per share.  Thus, 1,000 units consisted of 1,000 shares of Common Stock and Class A warrants to purchase 500 shares of Common Stock.  On August 14, 2007, the Company completed a sale of 214,100 units at a price of $5.00 per unit pursuant to the same best efforts public offering. The units sold were identical to the units sold on August 8, 2007.  The aggregate number of units thus sold was 1,270,000. The aggregate number of shares of Common Stock included within the units was 1,270,000 and the aggregate number of Class A Warrants included within the units was 635,000.  In connection with the public offering, the Company issued five year warrants to purchase an aggregate of 95,250 shares of Common Stock at $6.50 per share to the underwriters for the offering. After payment of underwriting commissions and expenses and other costs of the offering, the aggregate net proceeds to the Company were $5,619,250.

On August 8, 2007, the American Stock Exchange accepted for listing the Company’s Common Stock, units as described above, and Class A warrants under the symbols “NBS”, “NBS.U”, and “NBS.WS” respectively.  Trading on the American Stock Exchange commenced on August 9, 2007.

In September 2007, the Company issued, under the 2003 EPP, an aggregate of 154,500 shares of its Common Stock to certain employees, including an aggregate of 125,000 shares to certain of its executive officers.  In general, one-half of these shares issued vested immediately and the remainder vest in one year on the anniversary date of the stock issuance. The issuance of these shares resulted in a charge to operations of $499,346 and $225,833 in 2007 and 2008, respectively. In November 2007, an employee that was a recipient of 7,000 shares of this award left the Company and forfeited 3,500 shares (one-half of this award). In December 2007, the Company cancelled 10,000 shares issued to an employee who did not satisfy the condition precedent to receipt of paying the tax withholding obligation. In 2008, two employees (including an executive officer) that were recipients of 12,500 shares of this award left the Company and forfeited 6,250 shares (one-half of the awards). In addition, an executive officer that was a recipient of 40,000 shares of this award declined to accept the portion that vested to him in September 2008 because of the tax obligations associated with the award and returned 20,000 shares to the Company.

In September 2007, the Company issued, under the 2003 EPP, an aggregate of 135,000 shares of its Common Stock to the independent members of its Board of Directors.  One-half of these shares vested immediately and the remainder vested in one year on the anniversary date of the stock issuance. The issuance of these shares resulted in a charge to operations of $445,505 and $225,833 in 2007 and 2008, respectively.

In September 2007, the Company issued, under the 2003 EPP, 10,000 shares of its Common Stock to a consultant to the Company. One-half of these shares issued vested immediately and the remainder vested in one year on the anniversary date of the stock issuance. The issuance of these shares resulted in a charge to operations of $33,002 and $16,498 in 2007 and 2008, respectively.

In September 2007, the Company issued, under the 2003 EPP, 10,000 shares of its Common Stock to a consultant to the Company.  The issuance of these shares resulted in a charge to operations of $49,500 in 2007.

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

Effective January 1, 2008, the Company entered into a one year consulting agreement with a financial services firm, pursuant to which this firm was to  provide consulting services during the term to the Company consisting of (i) reviewing the Company's financial requirements; (ii) analyzing and assessing alternatives for the Company's financial requirements; (iii) providing introductions to professional analysts and money managers; (iv) assisting the Company in financing arrangements to be determined and governed by separate and distinct financing agreements; (v) providing analysis of the Company's industry and competitors in the form of general industry reports provided directly to the Company; and (vi) assisting the Company in developing corporate partnering relationships. As consideration for these services, in February 2008, the Company issued to the consultant, (i) 50,000 shares of Common Stock; and (ii) two warrants to purchase an aggregate of 120,000 shares of Common Stock (see “Warrants” below). This issuance of this stock resulted in a charge to operations of $80,000 in 2008. The issuance of these securities was subject to the approval of the American Stock Exchange, which approval was obtained in February 2008.

In January 2008, the Company entered into a letter agreement with Dr. Robin L. Smith, its Chairman of the Board and Chief Executive Officer, pursuant to which Dr. Smith's employment agreement dated as of May 26, 2006 and amended as of January 26, 2007 and September 27, 2007 was further amended to provide that, in response to the Company’s efforts to conserve cash, $50,000 of her 2008 salary would be paid in shares of the Company’s Common Stock, the number of shares to be issued reduced by the amount of cash required to pay the withholding taxes associated with this amount of salary. Accordingly, Dr. Smith was issued 16,574 shares of the Company’s Common Stock pursuant to the Company’s 2003 EPP resulting in a charge to operations of $28,176.

In January 2008, the Company entered into a letter agreement with Catherine M. Vaczy, its Vice President and General Counsel, pursuant to which Ms. Vaczy’s employment agreement dated as of January 26, 2007 was amended to provide that, in response to the Company’s efforts to conserve cash, Ms. Vaczy would be paid $11,250 of her 2008 salary in shares of the Company’s Common Stock, the number of shares to be issued reduced by the amount of cash required to pay the withholding taxes associated with this amount of salary. Accordingly, Ms. Vaczy was issued 3,729 shares of the Company’s Common Stock pursuant to the 2003 EPP resulting in a charge to operations of $6,339.

In January 2008, the Company terminated an agreement with a consultant to the Company. In connection with the cancellation of this agreement, 5,000 shares of Common Stock of the Company, previously issued, were surrendered by the consultant resulting in a credit to operations of $18,250.

In January 2008, the Company issued 7,500 shares of the Company’s Common Stock to a consultant to the Company pursuant to the 2003 EPP resulting in a charge to operations of $13,425.

In February 2008, the Company entered into a one year consulting agreement with a law firm to assist in funding efforts from the State and Federal Governments as well as other assignments from time to time, in consideration for which it issued to the firm 40,000 restricted shares of  Common Stock that vest ratably on a monthly basis during 2008. The issuance of the shares was subject to the approval of the American Stock Exchange, such approval was obtained in March 2008, and following this approval the shares were issued. The shares issued in connection with this agreement had a value of $72,800 which is being recognized as an operating expense over the term of the agreement, and has resulted in a charge to operations for 2008 of $66,733.

In February 2008, the Company entered into a six month engagement agreement with a financial advisor pursuant to which they were acting as the Company’s exclusive financial advisor for the term in connection with a potential acquisition of a revenue generating business, in the United States or abroad, or similar transaction. As partial consideration, the Company issued restricted shares of  its Common Stock with a $45,000 value based on the five day average of the closing prices of the Common Stock preceding the date of issuance which was to be paid on a pro rata basis during the term of the agreement. The issuance of such securities was subject to the approval of the American Stock Exchange. Such approval was obtained in March 2008, and following that approval the Company issued to the financial advisor in 2008 payments in Common Stock under the agreement totaling 38,861 shares, resulting in a charge to operations of $45,650.

In February 2008, the Company issued 20,000 shares of the Company’s Common Stock to the Company’s Director of Government Affairs pursuant to the 2003 EPP resulting in a charge to operations of $32,000. The issuance of the shares was in lieu of salary payable in connection with such individual serving as the Vice President of the Stem for Life Foundation (“SFLF”), a not for profit corporation which the Company participated in founding and is considered by the Company as a defacto contribution to the foundation.  In April 2008, this individual resigned from her position as Director, Government Affairs with the Company and Vice President of SFLF.

In February 2008, the Company issued 5,325 shares of the Company’s Common Stock to a consultant to the Company pursuant to the 2003 EPP, resulting in a charge to operations of $8,646.

In February 2008, the Company entered into a six month advisory services agreement with a financial securities firm whereby this firm was providing financial consulting services and advice to the Company pertaining to its business affairs.  In consideration for such services, the Company agreed to issue 150,000 restricted shares of its Common Stock to be issued over the term of the advisory services agreement, provided that the advisory services agreement continued to be in effect.  The issuance of such securities was subject to the approval of the American Stock Exchange, which approval was obtained on March 20, 2008, and on that date the Company issued under the advisory services agreement the initial payments in Common Stock totaling 50,000 shares.  A total of 90,000 shares were issued in 2008, resulting in a charge to operations of $141,200. The Company has terminated this agreement and the remaining 60,000 shares will not be issued.

In February 2008, the Company entered into a six month consulting agreement with an investor relations advisor who has provided investor relations and media services to the Company since 2005.  In consideration for providing services under the consulting agreement, the Company agreed to issue to the advisor an aggregate of 50,000 restricted shares of its Common Stock.  The issuance of such securities was subject to the approval of the American Stock Exchange.  Such approval was obtained on March 20, 2008 and on that date these shares were issued, resulting in a charge to operations of $85,000.

In April 2008, the Company entered into a one month non-exclusive investment banking agreement in connection with the possible issuances by the Company of equity, debt and/or convertible securities. In partial consideration for such services, the Company agreed to issue 9,146 restricted shares of its Common Stock as a retainer. The term of this agreement was extended. The issuance of the securities under this agreement was subject to the approval of the American Stock Exchange, which approval was obtained and on May 21, 2008 the 9,146 retainer shares were issued. This bank participated in the May 2008 private placement (as described below). The value of this Common Stock was $7,408.

In May 2008, the Company completed a private placement of securities pursuant to which $900,000 in gross proceeds was raised (the “May 2008 private placement”). On May 20 and May 21, 2008, the Company entered into Subscription Agreements (the "Subscription Agreements") with 16 accredited investors (the "Investors"). Pursuant to the Subscription Agreements, the Company issued to each Investor units (the "Units") comprised of one share of its Common Stock, par value $.001 per share (the "Common Stock") and one redeemable five-year warrant to purchase one share of Common Stock at a purchase price of $1.75 per share (the "Warrants"), at a per-unit price of $1.20. The Warrants are not exercisable for a period of six months and are redeemable by the Company if the Common Stock trades at a price equal to or in excess of $2.40 for a specified period of time (see “Warrants” below). In the May 2008 private placement, the Company issued an aggregate of 750,006 Units to Investors consisting of 750,006 shares of Common Stock and 750,006 redeemable Warrants, with a value of $404,817, for an aggregate purchase price of $900,000. Dr. Robin L. Smith, the Company’s Chairman and Chief Executive Officer, purchased 16,667 Units for a purchase price of $20,000 and Catherine M. Vaczy, the Company’s Vice President and General Counsel, purchased 7,500 Units for a purchase price of $9,000. New England Cryogenic Center, Inc. (“NECC”), one of the largest full-service cryogenic laboratories in the world and a strategic partner of the Company since October 2007, also participated in the offering.  Pursuant to the terms of the Subscription Agreements, the Company was required to prepare and file (and did so on a timely basis) no later than forty-five days (with certain exceptions) after the closing of the May 2008 private placement, a Registration Statement with the SEC to register the resale of the shares of Common Stock issued to Investors and the shares of Common Stock underlying the Warrants, which was filed on July 1, 2008. In connection with the May 2008 private placement, the Company paid as finders’ fees to accredited investors, cash in the amount of $3,240 and issued five year warrants to purchase an aggregate of 35,703 shares of Common Stock with a value of $23,671 (see “Warrants” below). Cash in the amount of 4% of the proceeds received by the Company from the future exercise of 30,000 of the Investor Warrants is also payable to one of the finders.

In May 2008, the Company entered into a two month agreement with a sales and marketing consultant pursuant to which the consultant was to provide consultation services to the Company relating to business development, operations and staffing matters.  In consideration for such services, the Company agreed to issue to the consultant pursuant to the 2003 EPP: (i) 20,000 shares of Common Stock to vest as to 10,000 shares on the last day of each 30 day period during the term of the consulting agreement; and (ii) an option to purchase 20,000 shares of Common Stock at a per share purchase price equal to the closing price of the Common Stock on the date of grant to vest and become exercisable as to 10,000 shares of Common Stock on the last day of each 30 day period during the term of the consulting agreement, subject in each case to the continued effectiveness of the agreement. All of such shares were subject to a six month period during which consultant agreed none of these shares would be sold. The issuance of these shares resulted in a charge to operations of $27,600 and the issuance of the options resulted in a charge to operations of $22,870. In July 2008, the Company entered into a two month extension of this agreement pursuant to which the consultant was to continue to provide consultation services to the Company relating to business development, operations and staffing matters.  In consideration for such services, the Company has agreed to issue to the consultant pursuant to the 2003 EPP (i) 20,000 shares of Common Stock to vest as to 10,000 shares on the last day of each 30 day period during the term of the extended consulting agreement; and (ii) an option to purchase 20,000 shares of Common Stock at a per share purchase price equal to the closing price of the Common Stock on the date of execution of the extended agreement to  vest and become exercisable as to 10,000 shares of Common Stock on the last day of each 30 day period during the extended term of the consulting agreement, subject in each case to the continued effectiveness of the extended agreement.  In the event of full time employment of the consultant this vesting would be accelerated. All of such shares were subject to a six month period during which consultant agreed none of these shares would be sold. The issuance of these shares has resulted in a charge to operations of $16,400 and the issuance of the options resulted in a charge to operations of $13,926.

In May 2008, the Company entered into a two month agreement with a consultant pursuant to which the consultant was to provide services to the Company relating to government affairs and related areas.  In consideration for such services, the Company agreed to issue to the consultant pursuant to the 2003 EPP: (i) 20,000 shares of Common Stock to  vest as to 10,000 shares on the last day of each 30 day period during the term of the consulting agreement; and (ii) an option to purchase 20,000 shares of Common Stock at a per share purchase price equal to the closing price of the Common Stock on the date of grant to vest and become exercisable as to 10,000 shares of Common Stock on the last day of each 30 day period during the term of the consulting agreement, subject in each case to the continued effectiveness of the agreement.  All of such shares were subject to a six month period during which consultant agreed none of the shares would be sold. The issuance of these shares resulted in a charge to operations of $26,000 and the issuance of the options resulted in a charge to operations of $23,620.

In May 2008, the Company issued to a business development consultant for services previously rendered, 1,000 shares of Common Stock under the 2003 EPP which vested immediately.  The issuance of these shares resulted in a charge to operations of $960.

In May 2008, the Company entered into a three month consulting agreement with a public relations and communications consultant focusing on specific consumer demographics.  As partial consideration for these services, the Company agreed to issue: (i) 20,000 restricted shares of its Common Stock on each of (a) the date of execution of the agreement (the “Execution Date”), (b) thirty days after the Execution Date, and (c) sixty days after the Execution Date; and (ii) a five year warrant to purchase up to 30,000 shares of Common Stock (as described under “Warrants” below), exercisable as to 10,000 shares each at $3.00, $4.00 and $5.00, respectively. These warrants have a value of $19,828.  The issuance of the securities under this agreement was subject to the approval of the American Stock Exchange, which approval was obtained on September 20, 2008 and the initial payments in Common Stock and the Warrant were issued.  In 2008 the Company issued a total of 40,000 restricted shares of its Common Stock pursuant to this agreement resulting in a charge to operations of $36,800. In July 2008, the Company terminated this agreement and the final 20,000 shares were not issued.

In June 2008, the Company entered into a six month consulting agreement with an investor relations advisor. As consideration for these services, the Company issued (i) 50,000 restricted shares of its Common Stock, vesting as to 25,000 shares on the date of execution of the consulting agreement and 25,000 shares 91 days thereafter, which resulted in a charge to operations of $42,500 and (ii) a five year warrant to purchase an aggregate of 250,000 shares of Common Stock, with a value of $179,485 (as described under “Warrants” below).  The issuance of such securities was subject to the approval of the American Stock Exchange, which approval was obtained on June 20, 2008 and the initial payment in Common Stock and the Warrant were issued. Pursuant to the terms of the agreement, the Company was required to prepare and file (and did so on a timely basis) no later than July 3, 2008, a Registration Statement with the SEC to register the resale of the shares of Common Stock issued to the consultant and the shares of Common Stock underlying the Warrant.

In August 2008, the Company entered into letter agreements with Dr. Robin L. Smith, its Chairman of the Board and Chief Executive Officer, Larry A. May, its Chief Financial Officer and Catherine M. Vaczy, its Vice President and General Counsel, pursuant to which, in response to the Company’s efforts to conserve cash, each of these officers agreed to accept shares of the Company’s Common Stock in lieu of unpaid accrued salary. Dr. Smith agreed to accept in lieu of $24,437.50 in unpaid salary accrued during the period July 15, 2008 through August 31, 2008, 33,941 shares of the Company's Common Stock with a value of $27,848. Mr. May agreed to accept in lieu of $10,687.50 in unpaid salary accrued during the period July 15, 2008 through August 31, 2008, 14,844 shares of the Company's Common Stock with a value of $12,172. Ms. Vaczy agreed to accept in lieu of $10,578.50 in unpaid salary accrued during the period July 15, 2008 through August 31, 2008, 14,692 shares of the Company's Common Stock with a value of $12,047. In addition certain other senior members of the staff agreed to accept Common Stock in lieu of cash compensation resulting in the issuance of 17,014 shares of Common Stock with a value of $13,951. The number of shares so issued to each officer and senior staff member was based on the closing price of the Common Stock on August 27, 2008, $.72, for which the Company agreed to pay total withholding taxes. All such shares were issued under the Company's 2003 EPP, as amended. In addition, the vesting of an aggregate of 52,500 shares of the Company’s Common Stock granted to such persons under the 2003 EPP on September 27, 2007 was authorized to be accelerated from September 27, 2008 to August 28, 2008. All such arrangements were approved by the Compensation Committee of the Board of Directors.

In September 2008, the Company completed a private placement of securities pursuant to which $1,250,000 in gross proceeds were raised (the “September 2008 private placement”). On September 2, 2008, the Company entered into a Subscription Agreement (the "Subscription Agreement") with RimAsia Capital Partners, L.P., a pan-Asia private equity firm (the "Investor"). Pursuant to the Subscription Agreement, the Company issued to the Investor one million units (the "Units") at a per-unit price of $1.25, each Unit comprised of one share of Common Stock and one redeemable five-year warrant to purchase one share of Common Stock at a purchase price of $1.75 per share (the "Warrants"). The Warrants are not exercisable for a period of six months and are redeemable by the Company if the Common Stock trades at a price equal to or in excess of $3.50 for a specified period of time or the dollar value of the trading volume of the Common Stock for each day during a specified period of time equals or exceeds $100,000 (see “Note 9, Stockholders’ Equity (c) Warrants” below). In the September 2008 private placement, the Company thus issued 1,000,000 Units to the Investor consisting of 1,000,000 shares of Common Stock and 1,000,000 redeemable Warrants, with a value of $583,031, for an aggregate purchase price of $1,250,000.  Pursuant to the terms of the Subscription Agreement, the Company is required to prepare and file no later than one hundred and eighty (180) days after the closing of the September 2008 private placement, a Registration Statement with the SEC to register the resale of the shares of Common Stock issued to Investor and the shares of Common Stock underlying the Warrants; provided, that the Company is not liable to pay specified amounts under the terms of the Subscription Agreement if the Company does not file such a registration statement in a timely manner because the Company does not have available audited financial statements required by the SEC of a company with which the Company has signed a letter of intent to acquire. The Company does not yet have available audited financial statements of CBH with which it has entered into the Merger Agreement (see “Note 13, Commitments and Contingencies, Agreement and Plan of Merger”). The Warrants also provide that in no event may they be net cash settled.

In October 2008, the Company issued, under the 2003 EPP, 5,000 shares of its Common Stock to an employee, its new Director of Stem Cell Research and Laboratory Operations.  The issuance of these shares resulted in a charge to operations of $7,000.

In October 2008, the Company completed a private placement of securities pursuant to which $250,000 in gross proceeds was raised (the “October 2008 private placement”). On October 15, 2008, the Company entered into a Subscription Agreement (the "Subscription Agreement") with an accredited investor listed therein (the "Investor"). Pursuant to the Subscription Agreement, the Company issued to the Investor 200,000 units (the "Units") at a per-unit price of $1.25, each Unit comprised of one share of its Common Stock and one five-year warrant to purchase one share of Common Stock at a purchase price of $1.75 per share, with a value of $121,157 (the "Warrants"). The Warrants are not exercisable for a period of six months (see “Note 9, Stockholders’ Equity (c) Warrants” below). In the October 2008 private placement, the Company thus issued 200,000 Units to the Investor consisting of 200,000 shares of Common Stock and 200,000 Warrants, for an aggregate purchase price of $250,000. The issuance of the Units was subject to the prior approval of the American Stock Exchange (now known as the NYSE Amex), which approval was obtained on October 23, 2008, and on that date the Units were issued. Pursuant to the terms of the Subscription Agreement, the Company is required to prepare and file no later than one hundred and eighty (180) days after the final closing of the October 2008 private placement, a Registration Statement with the SEC to register the resale of the shares of Common Stock issued to the Investor and the shares of Common Stock underlying the Warrants; provided, that the Company is not liable to pay specified amounts under the terms of the Subscription Agreement if the Company does not file such a registration statement in a timely manner because the Company does not have available audited financial statements required by the SEC of a company the Company proposes to acquire. The Company does not yet have available audited financial statements of CBH with which it has entered into the Merger Agreement (see “Note 13, Commitments and Contingencies, Agreement and Plan of Merger”). The Warrants also provide that in no event may they be net cash settled.

In November 2008, the Company completed a private placement of securities pursuant to which $500,000 in gross proceeds was raised (the “November 2008 private placement”). On November 7, 2008, the Company entered into a Subscription Agreement (the "Subscription Agreement") with an accredited investor listed therein (the "Investor"). Pursuant to the Subscription Agreement, the Company issued to the Investor 400,000 units (the "Units") at a per-unit price of $1.25, each Unit comprised of one share of its Common Stock and one redeemable five-year warrant to purchase one share of Common Stock at a purchase price of $1.75 per share, with a value of $243,063 (the "Warrants"). The Warrants are not exercisable for a period of six months and are redeemable by the Company if the Common Stock trades at a price equal to or in excess of $3.50 for a specified period of time (see “Note 9, Stockholders’ Equity (c) Warrants” below). In the November 2008 private placement, the Company thus issued 400,000 Units to the Investor consisting of 400,000 shares of Common Stock and 400,000 redeemable Warrants, for an aggregate purchase price of $500,000. The issuance of the Units was subject to the prior approval of the NYSE Amex. Pursuant to the terms of the Subscription Agreement, the Company is required to prepare and file no later than one hundred and eighty (180) days after the final closing of the November 2008 private placement, a Registration Statement with the SEC to register the resale of the shares of Common Stock issued to the Investor and the shares of Common Stock underlying the Warrants; provided, that the Company is not liable to pay specified amounts under the terms of the Subscription Agreement if the Company does not file such a registration statement in a timely manner because the Company does not have available audited financial statements required by the SEC of a company the Company proposes to acquire. The Company does not yet have available audited financial statements of CBH with which it has entered into the Merger Agreement (see “Note 13, Commitments and Contingencies, Agreement and Plan of Merger”). The Warrants also provide that in no event may they be net cash settled.

(c)  Warrants:

The Company has issued Common Stock purchase warrants from time to time to investors in private placements, certain, vendors, underwriters, and directors and officers of the Company. A total of 5,322,333 shares of Common Stock are reserved for issuance upon exercise of outstanding warrants as of December 31, 2008 at prices ranging from $0.71 to $12.00 and expiring through 2013.

From August 2004 through March 2005, the Company issued three year warrants to purchase a total of 1,500 shares of its Common Stock at $5.00 per share to the Company’s investor relations firm. In August 2007, the Company extended the expiration dates of 1,250 of such warrants for a period of two years.

In September 2005, the Company issued 2,400 Common Stock purchase warrants to its then Chairman of its Advisory Board, Dr. Robin L. Smith. These warrants were scheduled to vest at the rate of 200 per month beginning with September 14, 2005. The vesting of these warrants was accelerated so that they became immediately vested on June 2, 2006 pursuant to Dr. Smith’s employment agreement. Each warrant entitles the holder to purchase one share of the Company’s Common Stock at a price of $8.00 per share. The warrant expires three years from issuance.

In December 2005 and January 2006, the Company issued an aggregate of 91,668 Common Stock purchase warrants to the investors and placement agent in the Westpark private placement. Each warrant entitled the holder to purchase one share of Common Stock at a price of $12.00 per share for a period of three years; however, the exercise price of a substantial portion of such warrants was reduced to $8.00 pursuant to a special offer to the Westpark investors to extend the term or agree to an early conversion of the promissory notes issued in the Westpark private placement (see Note 7, “Notes Payable”).

In March 2006, the Company issued 1,200 Common Stock purchase warrants to the Company’s marketing consultants. These warrants vest 200 per month beginning March 2006 and entitle the holder to purchase one share of Common Stock at a price of $10.00 per share for a period of three years. In 2006, the consulting agreement was terminated and 400 of the Common Stock purchase warrants issued were cancelled.

In  June 2006, pursuant to the Duncan Private Placement, the Company sold 472,500 shares of its Common Stock to seventeen accredited investors at a per share price of $4.40 resulting in gross proceeds of $2,079,000. In connection with this transaction the Company issued 236,250 Common Stock purchase warrants to these seventeen investors. These Common Stock purchase warrants have a term of 5 years and exercise price of $8.00 per share and provided for certain registration rights and certain penalties if such registration was not achieved within 150 days of the initial closing of the Duncan Private Placement.  In August 2006, the Company filed with the SEC a registration statement registering the resale by the investors in the Duncan Private Placement of the shares of Common Stock underlying the warrants sold in the Duncan Private Placement.

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

In our January 2007 private placement the Company issued 250,000 units, each unit comprised of two shares of the Company’s Common Stock, one redeemable seven-year warrant to purchase one share of Common Stock at a purchase price of $8.00 per share and one non-redeemable seven-year warrant to purchase one share of Common Stock at a purchase price of $8.00 per share. The Company issued an aggregate of 500,000 shares of Common Stock, and warrants to purchase up to an aggregate of 500,000 shares of Common Stock at an exercise price of $8.00 per share. The Company also issued to EGE redeemable seven year warrants to purchase 34,255 shares of Common Stock at a purchase price of $5.00 per share, redeemable seven-year warrants to purchase 17,127 shares of Common Stock at a purchase price of $8.00 per share and non-redeemable seven-year warrants to purchase 17,127 shares of Common Stock at a purchase price of $8.00 per share. All of the redeemable warrants above are redeemable at the option of the Company,  at a redemption price of $.0001 per warrant if, among other things, the underlying Common Stock reaches a certain trading value per share for a specified period of time and a minimum average daily trading volume.

In March 2007, the Company engaged a marketing and investor relations consultant. Pursuant to this agreement, the Company issued to the consultant warrants to purchase 150,000 shares of its Common Stock at a purchase price of $4.70 per share.  Such warrants were to vest over a 12 month period at a rate of 12,500 per month, subject to acceleration in certain circumstances, and are exercisable until April 30, 2010. During the year ended December 31, 2007 the Company recognized $142,158 as consulting expense related to the vested portion of these warrants. In November 2007 this agreement was terminated and warrants as to 100,000 shares of Common Stock related to this agreement were canceled.

In May 2007, the Company engaged an investor relations consultant. Pursuant to this agreement, the Company issued to the consultant warrants to purchase 10,000 shares of its Common Stock at a purchase price of $4.90 per share.  Such warrants vested on issuance and during the year ended December 31, 2007 the Company recognized $37,480 as consulting expense related to these warrants.

In June 2007, the Company engaged a consultant to create marketing materials for our sales and marketing staff. Pursuant to this agreement, the Company issued to the consultant warrants to purchase 4,000 shares of its Common Stock at a purchase price of $6.10 per share.  Such warrants vested on issuance and during the year ended December 31, 2007 the Company recognized $22,512 as marketing expense related to these warrants.

In the Company’s August 2007 public offering (described under Note 9(b), Common Stock, above) units were issued comprised of shares of the Company’s Common Stock and Class A warrants to purchase an aggregate of 635,000 shares of Common Stock at $6.00 per share. Such Class A warrants became exercisable and separately tradable from the units on October 12, 2007 and are exercisable through July 16, 2012.  The Company also issued to its underwriter group warrants (the “Underwriter Warrants”) to purchase an aggregate of 95,250 shares of Common Stock at $6.50 per share, exercisable commencing one year from the date of issuance through August 14, 2012. The Class A Warrants were issued pursuant to the terms of a Restated Warrant Agreement made as of August 14, 2007 between the Company and the Class A Warrant agent. The Underwriter Warrants were issued individually to each member of the underwriting group. The Underwriter Warrants had a higher exercise price ($6.50) than that of the Class A Warrants, and unlike the Class A Warrants, could not be exercised for a period of one year from the date of issuance and contained provisions for cashless exercise. In September 2008, the Company made the determination that certain of the Underwriter Warrants, exercisable for an aggregate of 86,865 shares of Common Stock, should be accounted for as a derivative liability and reported on our balance sheet as such commencing as of September 30, 2008. For information purposes, upon the closing of our August 2007 public offering the fair value and thus the derivative liability value of these certain Underwriter Warrants was $195,551 and in the table below are the derivative liability values of these Underwriter Warrants at end of each quarter since the closing of our August 2007 public offering:

Date	Derivative Liability Value
9/30/2007	$107,713
12/31/2007	$4,344
3/31/2008	$5,212
6/30/2008	$35
9/30/2008	$13
12/31/2008	$0

In October 2007, the Company engaged a consultant to create marketing materials for our sales and marketing staff. Pursuant to this agreement, the Company issued to the consultant warrants to purchase 3,000 shares of its Common Stock at a purchase price of $4.61 per share.  Such warrants vested on issuance and during the year ended December 31, 2007 the Company recognized $11,636 as marketing expense related to these warrants.

In January 2008, the Company entered into a one year consulting agreement with a financial services firm (as described under “Common Stock” above). As consideration for these services, in February 2008, the Company issued to the consultant, (i) 50,000 shares of Common Stock; and (ii) two warrants to purchase an aggregate of 120,000 shares of Common Stock. The first warrant grants the consultant the right to purchase up to 20,000 shares of Common Stock at a per share purchase price equal to $2.00; and the second Warrant grants the consultant the right to purchase up to 100,000 shares of Common Stock at a per share purchase price equal to $5.00, all as set forth in the Warrants. The total combined value of these Warrants was $141,304. The Warrants shall vest on a pro rata basis so long as services continue to be provided under the agreement and are exercisable until January 1, 2013. The issuance of these Warrants resulted in a charge to operations of $105,855 for 2008. The issuance of such securities was subject to the approval of the American Stock Exchange, which approval was obtained in February 2008.

In May 2008, the Company completed a private placement of securities pursuant to which $900,000 in gross proceeds was raised (as described under “Common Stock” above). Pursuant to the May 2008 private placement, the Company issued to each Investor Units comprised of one share of  Common Stock and one redeemable five-year warrant to purchase one share of Common Stock at a purchase price of $1.75 per share (the "Warrants"), at a per-unit price of $1.20. The Warrants to purchase an aggregate of 750,006 shares of Common Stock issued in the May 2008 private placement are not exercisable for a period of six months and thereafter are exercisable through May 19, 2013, and are redeemable by the Company, at its option, at a redemption price of $.0001 per share, if the Common Stock trades at a price equal to or in excess of $2.40 for a specified period of time. The value of these warrants is $403,817.  The Investors received certain registration rights for the shares of Common Stock underlying the Warrants, as described under “Common Stock,” above, and in July 2008 the Company timely filed a registration statement relating thereto. As also described, the Company issued warrants to purchase an aggregate of 35,703 shares of Common Stock, with a value of $23,671, in partial payment of finder’s fees (the “Finder’s Warrants”), which Finder’s Warrants contain generally the same terms as the Warrants except they contain a cashless exercise feature and have piggyback registration rights for the resale of the shares underlying the Finder’s Warrants.

In May 2008, the Company entered into a three month consulting agreement with a public relations and communications consultant focusing on specific consumer demographics (as described under “Common Stock” above).  As partial consideration for these services, the Company issued a five year warrant to purchase up to 30,000 shares of Common Stock, exercisable as to 10,000 shares each at $3.00, $4.00 and $5.00, respectively, all as set forth in the Warrant.  The issuance of the securities under this agreement was subject to the approval of the American Stock Exchange, which approval was obtained on June 20, 2008 and the initial payments in Common Stock and the Warrant were issued.  The Warrant is exercisable through June 19, 2013.  The issuance of the Warrant resulted in a charge to operations of $19,828 in 2008.

In June 2008, the Company entered into a six month consulting agreement with an investor relations advisor (as described under “Common Stock” above).  As partial consideration for these services, the Company issued to the advisor a five year warrant (the “Warrant”) to purchase up to 250,000 shares of Common Stock, vesting as to 41,667 shares on the date of execution of the consulting agreement (the “Execution Date”) and each of the first, second, third, fourth and fifth monthly anniversaries of the Execution Date (each, a “Vesting Date”) (except it shall vest as to 41,666 shares on the fourth and fifth anniversaries); provided, that on each Vesting Date the consulting agreement shall continue to be in effect, at an exercise price per share as follows: (a) as to 50,000 shares at an exercise price of $1.00 per share, (b) as to an additional 50,000 shares at an exercise price of $1.30 per share, (c) as to an additional 50,000 shares at an exercise price of $1.75 per share; (d) as to an additional 50,000 shares at an exercise price of $2.00 per share, and (e) as to an additional 50,000 shares at an exercise price of $3.00 per share, all as set forth in the Warrant.  The issuance of the securities under this agreement was subject to the approval of the American Stock Exchange, which approval was obtained in June 2008 and the initial payments in Common Stock and the Warrant were issued.   The Warrant is exercisable until June 19, 2013.  Pursuant to the terms of the agreement, and as described under “Common Stock” above, the Company was required to prepare and file (and did so on a timely basis) no later than July 3, 2008, a Registration Statement with the SEC to register the resale of the shares of Common Stock issued to the consultant and the shares of Common Stock underlying the Warrant. The issuance of the Warrant resulted in a charge to operations of $179,485 in 2008.

In July 2008, in furtherance of the Company’s desire to increase its presence in the health and wellness industry, the Company entered into a two year consulting agreement with Margula Company LLC (“Margula”), pursuant to which Margula will provide various promotional services to the Company, including various speaking engagements (the “Margula Consulting Agreement”).  These services will be primarily provided through Suzanne Somers.  In consideration therefor, the Company issued to Margula a five year warrant (the “Warrant”) to purchase up to an aggregate of 600,000 shares of Common Stock at $0.78 per share (the closing price of the Common Stock on the American Stock Exchange on the commencement date of the agreement) (the “Commencement Date”), to vest and become exercisable as to: (i) 200,000 shares upon the completion of a stated milestone; (ii) 100,000 shares upon the earlier of the completion of a stated milestone and December 31, 2008; (iii) 100,000 shares upon the earlier of the completion of an additional stated milestone and December 31, 2008; (iv) 100,000 shares upon the earlier of the completion of a stated milestone and September 30, 2009; and (v) 4,167 shares on each monthly anniversary of the Commencement Date through July 28, 2010 (with the final monthly vesting being 4,159), so long as on the respective vesting date the Margula Consulting Agreement shall not have been terminated.  By the close of the year ended December 31, 2008, 400,000 shares had vested based on the achievement of certain milestones or reaching December 31, 2008 and a total of 16,668 shares had vested on the monthly anniversaries of the Commencement Date. The effectiveness of the Warrant was subject to the prior approval of the American Stock Exchange, which was obtained in September 2008.  Pursuant to the terms of the Warrant, the Company is required to prepare and file no later than February 1, 2009, a Registration Statement with the SEC to register the resale of the shares of Common Stock underlying the Warrant; provided, that the obligation to timely file such a registration statement shall be delayed in the event the Company does not have available audited financial statements required by the SEC of a company which the Company plans to acquire. The Company does not yet have available audited financial statements of CBH with which it has entered into the Merger Agreement, (see “Note 13, Commitments and Contingencies, Agreement and Plan of Merger”). The value of this Warrant is $387,204 and the vested portion of this Warrant resulted in a charge to operations of $283,539 in 2008.

In September 2008, the Company completed the September 2008 private placement (as described under “Common Stock” above) pursuant to which $1,250,000 in gross proceeds was raised. Pursuant to the September 2008 private placement, the Company issued to the Investor, RimAsia Capital Partners, L.P.,  one million units (the "Units") at a per-unit price of $1.25, each Unit comprised of one share of its Common Stock and one redeemable five-year warrant to purchase one share of Common Stock at a purchase price of $1.75 per share (the "Warrants"). The Warrants to purchase 1,000,000 shares of the Company’s Common Stock issued in the September 2008 private placement are not exercisable for a period of six months and are redeemable by the Company, at its option, at a redemption price of $.0001 per share, if the Common Stock trades at a price equal to or in excess of $3.50 for a specified period of time or the dollar value of the trading volume of the Common Stock for each day during a specified period of time equals or exceeds $100,000. The value of these Warrants is $583,031. The Investor received certain registration rights for the shares underlying the Warrants, as described under “Common Stock” above; provided, that the Company is not liable to pay specified amounts under the terms of the Subscription Agreement if the Company does not file such a registration statement in a timely manner because the Company does not have available audited financial statements required by the SEC of a company with which the Company has signed a letter of intent to acquire.  The Company does not yet have available audited financial statements of CBH with which it has entered into the Merger Agreement (see “Note 13, Commitments and Contingencies, Agreement and Plan of Merger”). The Warrants also provide that in no event may they be net cash settled.

In October 2008, the Company completed the October 2008 private placement pursuant to which $250,000 in gross proceeds was raised. Pursuant to the October 2008 private placement, the Company issued to the Investor 200,000 units (the "Units") at a per-unit price of $1.25, each Unit comprised of one share of its Common Stock and one five-year warrant to purchase one share of Common Stock at a purchase price of $1.75 per share, with a value of $121,157 (the "Warrants"). The Warrants to purchase 200,000 shares of the Company’s Common Stock issued in the October 2008 private placement are not exercisable for a period of six months. The Investor received certain registration rights for the shares underlying the Warrants, as described under “Common Stock” above; provided, that the Company is not liable to pay specified amounts under the terms of the Subscription Agreement if the Company does not file such a registration statement in a timely manner because the Company does not have available audited financial statements required by the SEC of a company the Company proposes to acquire. The Company does not yet have available audited financial statements of CBH with which it has entered into the Merger Agreement (see “Note 13, Commitments and Contingencies, Agreement and Plan of Merger”). The Warrants also provide that in no event may they be net cash settled.

In November 2008, the Company completed the November 2008 private placement of securities pursuant to which $500,000 in gross proceeds was raised. Pursuant to the November 2008 private placement, the Company issued to the Investor 400,000 units (the "Units") at a per-unit price of $1.25, each Unit comprised of one share of its Common Stock and one redeemable five-year warrant to purchase one share of Common Stock at a purchase price of $1.75 per share, with a value of $243,063 (the "Warrants"). The Warrants to purchase an aggregate of 400,000 shares of Common Stock issued in the November 2008 private placement are not exercisable for a period of six months and the warrants are redeemable by the Company, at its option, at a redemption price of $.0001 per share, if the underlying Common Stock reaches a trading value of $3.50 for at specified period of time. The Investor received certain registration rights for the shares underlying the Warrants, as described under “Common Stock” above; provided, that the Company is not liable to pay specified amounts under the terms of the Subscription Agreement if the Company does not file such a registration statement in a timely manner because the Company does not have available audited financial statements required by the SEC of a company the Company proposes to acquire. The Company does not yet have available audited financial statements of CBH with which it has entered into the Merger Agreement (see “Note 13, Commitments and Contingencies, Agreement and Plan of Merger”). The Warrants also provide that in no event may they be net cash settled.

At December 31, 2008 the outstanding warrants by range of exercise prices are as follows:

Exercise Price	Warrants Outstanding December 31, 2008	Weighted Average Remaining Contractual Life (years)	Warrants Exercisable December 31, 2008
$0.71 to $4.17	3,275,709	4.60	1,494,878
$4.17 to $7.62	977,011	3.58	968,677
$7.62 to $11.08	1,057,109	3.52	1,057,109
$11.08 to $12.00	12,504	0.04	12,504
	5,322,333	4.19	3,533,168

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

The twelve month periods ended December 31, 2008, 2007 and 2006 include share-based compensation expense totaling $1,986,103, $2,207,816 and $560,466, respectively. Such amounts have been included in the consolidated statements of operations within general and administrative expenses.   Stock option compensation expense in 2008, 2007 and 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for entire portion of the award and those options that vested upon the accomplishment of business milestones. Options vesting on the accomplishment of business milestones will not be recognized for compensation purposes until such milestones are accomplished. At December 31, 2008 there were options to purchase 270,000 shares outstanding that will vest on the accomplishment of certain business milestones.

The weighted average estimated fair value of stock options granted in the years ended December 31, 2008, 2007 and 2006 were $1.45, $2.27 and $6.30. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2008, 2007 and 2006, the Company took into consideration the guidance under SFAS 123(R) and SAB No. 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees.  Previously such assumptions were determined based on historical data.

The range of assumptions made in calculating the fair values of options are as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006

Expected term (in years)	10	10	10

Expected volatility	100% - 181%	118% - 346%	168% - 205%

Expected dividend yield	0%	0%	0%

Risk-free interest rate	3.64% - 4.19%	4.06% - 4.95%	5.00%

Stock option activity under the 2003 Equity Participation Plan is as follows:

	Number of Shares (1)	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Average Intrinsic Value
Balance at December 31, 2005	178,850	$3.00 - $18.00	$7.00
Granted	270,750	$4.40 - $25.00	$7.60
Exercised	—	—	—
Expired	—	—	—
Cancelled	(5,000)	—	$6.00
Balance at December 31, 2006	444,600	$3.00 - $25.00	$7.30
Granted	696,700	$1.70 - $8.00	$4.65
Exercised	—	—	—
Expired	—	—	—
Cancelled	(27,500)	—	$6.30
Balance at December 31, 2007	1,113,800	$1.70 - $25.00	$5.66
Granted	928,000	$0.71 - $1.67	$1.52
Exercised	(2,500)	—	$0.75
Expired	—	—	—
Cancelled	(314,000)	—	$2.82
Balance at December 31, 2008	1,725,300	$0.71 - $25.00	$3.96	8.01	$—

Vested and Exercisable at December 31, 2008	1,290,050	$0.71 - $25.00	$4.29	7.66	$—

(1) -- All options are exercisable for a period of ten years.
Options exercisable at December 31, 2006 –    242,850 at a weighted average exercise price of $6.90.
Options exercisable at December 31, 2007 –    681,132 at a weighted average exercise price of $5.81.
Options exercisable at December 31, 2008 – 1,290,050 at a weighted average exercise price of $4.29.

		Weighted Average
	Stock Options	Remaining	Stock Options
	Outstanding	Contractual Life	Exercisable
Exercise Price	December 31, 2008	(years)	December 31, 2008
$ 0.71 to $ 4.17	832,000	9.1	565,750
$ 4.17 to $ 7.63	802,200	8.1	639,200
$ 7.63 to $11.08	50,000	7.0	44,000
$11.08 to $14.54	3,000	5.2	3,000
$14.54 to $25.00	38,100	6.5	38,100
	1,725,300		1,290,050

Options are usually granted at an exercise price at least equal to the fair value of the Common Stock at the grant date and may be granted to employees, Directors, consultants and advisors of the Company. As of December 31, 2008, there was approximately $1,120,000 of total unrecognized compensation costs related to unvested stock option awards of which $152,000 of unrecognized compensation expense is related to stock options that vest over a weighted average life of .6 years. The balance of unrecognized compensation costs, $968,000, is related to stock options that vest based on the accomplishment of business milestones.

The summary of options vesting during 2008 is as follows:

	Options	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2007	432,668	$4.91
Issued	928,000	$1.45
Cancelled	(314,000)	$2.79
Vested	(608,918)	$2.36
Exercised	(2,500)	$0.75
Non-Vested at December 31, 2008	435,250	$2.94

The total value of shares vested during the year ended December 31, 2008 was $1,986,103.

On June 2, 2006 the Company accelerated the vesting dates of 52,500 stock options granted to certain officers and senior staff of the Company.  The acceleration of vesting dates was not considered a material change in the terms of such options and accordingly the fair value was not adjusted. The Company also adopted an Executive Officer  Compensation Plan, effective as of June 2,  2006,  in  connection  with a purchase  agreement  for the sale of 472,250  shares  of the  Company's  Common  Stock to  seventeen  accredited investors.  Pursuant to letter agreements each officer agreed to be bound by the Executive Officer Compensation Plan.  In  addition to the conversion of accrued salary,  the letter agreements  provided for a reduction by 25% in base  salary  for each  officer  and the  granting  of  options  to purchase shares of Common Stock under the Company's 2003 EPP, to become  exercisable  upon the Company  achieving  certain  revenue milestones. In October 2008 these milestones were modified and all such options vested in October 2008.

In February 2008, the Company granted options to certain of its officers and employees to purchase shares of Common Stock under the Company’s 2003 EPP, to become exercisable upon the Company achieving certain business milestones. In October 2008, the milestones relating to an aggregate of 55,000 of these options were modified. The modification of such milestones was not considered a material change in the terms of such options and accordingly the fair value was not adjusted. Prior to the end of 2008, the milestones relating to 45,000 of the 55,000 options so modified were achieved and the options related thereto became vested and exercisable.

Note 10 – Income Taxes
Net deferred tax assets consisted of the following as of December 31:

	2008	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$12,582,000	$9,971,000	$6,276,000
Stock option compensation	2,059,000	1,199,000	243,000
Other equity compensation	649,000	315,000	99,000
Provision for doubtful accounts	18,000	8,000	—
Deferred revenue	4,000	1,000	1,000
Deferred legal and other fees	37,000	40,000	91,000
Deferred tax assets	15,349,000	11,534,000	6,710,000
Deferred tax liabilities:
Amortization of Goodwill	(47,000)	(31,000)	(15,000)
Depreciation and amortization	(5,000)	(14,000)	(2,000)
Non-employee equity compensation	(611,000)	(524,000)	(124,000)
Deferred tax liability	(663,000)	(569,000)	(141,000)
Net deferred tax assets before valuation allowance	14,686,000	10,965,000	6,569,000
Net deferred tax asset valuation allowance	(14,686,000)	(10,965,000)	(6,569,000)
	$—	$—	$—

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for each year summarized below:

	2008	2007	2006

Federal tax benefit at statutory rate	(34.0%)	(34.0%)	(34.0%)
State and local tax benefit at statutory rate	(9.5%)	(9.5%)	(9.5%)
Change in valuation allowance	43.5%	43.5%	43.5%

Provision for income taxes	0.00%	0.00%	0.00%

The Tax Reform Act of 1986 enacted a complex set of rules limiting the utilization of net operating loss carryforwards to offset future taxable income following a corporate ownership change. The Company’s ability to utilize its NOL carryforwards is limited following a change in ownership in excess of fifty percentage points during any three-year period.

Upon receipt of the proceeds from the last foreign purchasers of the Company’s Common Stock in January 2000, Common Stock ownership changed in excess of 50% during the three-year period then ended. At December 31, 2008, the Company had net operating loss carryforwards of approximately $31,000,000 applicable to future Federal income taxes, approximately $24,000,000 applicable to New York State income taxes, approximately $2,000,000 applicable to California income taxes and approximately $12,500,000 applicable to New York City income taxes. Included in the Federal net operating loss carryforwards is approximately $2,121,000 that has been limited by the ownership change. The tax loss carryforwards expire at various dates through 2028. The Company has recorded a full valuation allowance against its net deferred tax asset because of the uncertainty that the utilization of the net operating loss and deferred revenue and fees will be realized.

Note 11 – Segment Information
Until April 30, 2001, the Company operated in two segments; as a reinsuror and as a seller of extended warranty service contracts through the Internet.  The reinsurance segment and the sale of warranty service have been discontinued and the Company’s remaining revenues were derived from the run-off of its sale of extended warranties and service contracts via the Internet. Additionally, the Company established a new business in the banking of adult autologous stem cells sector. To date, the Company’s operations have been conducted in only one geographical segment. Although the Company has realized minimal revenue from the banking of adult autologous stem cells, the Company operated in two segments until the "run-off" was completed. As of March 31, 2007 the run off of the sale of extended warranties and service contracts was completed.

Note 12 – Related Party Transactions
On January 20, 2006, Mr. Robert Aholt, Jr. tendered his resignation as Chief Operating Officer of the Company.  In connection therewith, on March 31, 2006, the Company and Mr. Aholt entered into a Settlement Agreement and General Release (the “Settlement Agreement”).  Pursuant to the Settlement Agreement, the Company agreed to pay to Mr. Aholt the aggregate sum of $250,000 (less applicable Federal and California state and local withholdings and payroll deductions), payable, initially over a period of two years in biweekly installments of $4,807.69 commencing on April 7, 2006, except that the first payment was in the amount of $9,615.38. In July 2006, this agreement was amended to call for semi-monthly payments of $10,417 for the remaining 21 months. In the event the Company breaches its payment obligations under the Settlement Agreement and such breach remains uncured, the full balance owed shall become due.  The Company and Mr. Aholt each provided certain general releases.  Mr. Aholt also agreed to continue to be bound by his obligations not to compete with the Company and to maintain the confidentiality of Company proprietary information. At December 31, 2008 and 2007, $0 and $24,022 was due, respectively, Mr. Aholt pursuant to the terms of the Settlement Agreement. The payments under this agreement due to Mr. Aholt were completed in March 2008.

In October 2007, the Company entered into a three month consulting agreement with Matthew Henninger pursuant to which he agreed to provide services as a business consultant in areas requested by the Company, including financial analysis projects and acquisition target analysis.  As compensation for these services, pursuant to the agreement he was entitled to receive a cash fee of $8,333 payable each month during the term of the agreement as well as a fee in the event a transaction was effected during the term as a result of the performance of the consultant’s services.  In January 2008, the Company and the consultant entered into an agreement whereby the consultant agreed to accept in satisfaction of his final payment under the agreement, 4,902 shares of the Company’s Common Stock issued under and pursuant to the terms of the Company’s 2003 EPP based on the fair market value of the Common Stock on the date of approval by the Compensation Committee of the Company’s Board of Directors. The fair value of these shares was $8,333 and charged to consulting expense in 2008.  No other fee was paid.  The consultant is currently in an exclusive relationship with the Company’s Chief Executive Officer.

In the November 2008 private placement (see Note 9(b), Common Stock above), Fullbright Finance Limited, a corporation organized in the British Virgin Islands, the principal shareholders of which are Liu Xiaohao, Senior Vice President of CBH (see description of proposed merger in Note 13, Commitments and Contingencies below), Shi Mingshen, Chief Operating Officer of CBH and Ding Weihua, a director of CBH, purchased 400,000 units for an aggregate consideration of $500,000, each unit comprised of one share of NeoStem Common Stock and one redeemable five-year warrant to purchase one share of NeoStem Common Stock at a purchase price of $1.75 per share, at a per-unit price of $1.25.  In connection with Fullbright's purchase of the units, EET (see description of proposed Merger in Note 13, Commitments and Contingencies below), the principal shareholders of which are also the principal shareholders of Fullbright, borrowed $500,000 from RimAsia Capital Partners, L.P. (a principal stockholder of the Company; see also description of proposed Merger in Note 13, Commitments and Contingencies below), and the units acquired by Fullbright were pledged to RimAsia as collateral therefor.  See “Agreement and Plan of Merger” in Note 13, below, for information on RimAsia and EET, and their respective affiliates, relating to the proposed Merger.

Robin L. Smith, the Company’s Chairman and Chief Executive Officer, and Steven Myers, a member of the Company’s Board of Directors and Audit, Compensation and Nominating Committees, are holders of CBH Common Stock.  Accordingly, a special committee of the Company’s Board of Directors (comprised of Mark Weinreb, Richard Berman and Joseph Zuckerman) approved on behalf of the Company the execution of the Merger Agreement and the transactions contemplated thereby.

Note 13 – Commitments and Contingencies
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

On January 26, 2007, in connection with the January 2007 private placement, the Company entered into a letter agreement with Dr. Smith, pursuant to which Dr. Smith’s employment agreement dated as of May 26, 2006 was amended to provide that:  (a) the term of her employment would be extended to December 31, 2010; (b) upon the first closings in the January 2007 private placement, Dr. Smith’s base salary would be increased to $250,000; (c) her base salary would be increased by 10% on each one year anniversary of the agreement; (d) no cash bonus would be paid to Dr. Smith for 2007; and (e) cash bonuses and stock awards under the Company’s 2003 EPP would be fixed at the end of 2007 for 2008, in an amount to be determined.  Other than as set forth therein, Dr. Smith’s original employment agreement and all amendments thereto remain in full force and effect.  As consideration for her agreement to substantially extend her employment term, among other agreements contained in this amendment, on January 18, 2007, Dr. Smith was also granted an option under the Company’s 2003 EPP to purchase 55,000 shares of the Common Stock at a per share exercise price equal to $5.00 vesting as to (i) 25,000 shares upon the first closings in the January 2007 private placement; (ii) 15,000 shares on June 30, 2007; and (iii) 15,000 shares on December 31, 2007.

Per Dr. Smith’s January 26, 2007 letter agreement with the Company, upon termination of Dr. Smith’s employment by the Company without cause or by Dr. Smith with good reason, the Company shall pay to Dr. Smith her base salary at the time of termination for the two year period following such termination. In addition, per Dr. Smith’s May 26, 2006 employment agreement, upon termination of Dr. Smith’s employment by the Company without cause or by Dr. Smith for good reason, Dr. Smith is entitled to: (i) a pro-rata bonus based on the annual bonus received for the prior year; (ii) medical insurance for a one year period; and (iii) have certain options vest. Upon termination of Dr. Smith’s employment by the Company for cause or by Dr. Smith without good reason, Dr. Smith is entitled to: (i) the payment of all amounts due for services rendered under the agreement up until the termination date; and (ii) have certain options vest.  Upon termination for death or disability, Dr. Smith (or her estate) is entitled to: (i) the payment of all amounts due for services rendered under the agreement until the termination date; (ii) family medical insurance for the applicable term; and (iii) have certain options vest.

Upon a change in control of the Company, per Dr. Smith’s May 26, 2006 employment agreement, Dr. Smith is entitled to:  (i) the payment of base salary for one year; (ii) a pro-rata bonus based on the annual bonus received for the prior year; (iii) medical insurance for a one year period; and (iv) have certain options vest.

Effective as of September 27, 2007, the Company entered into a letter agreement with Dr. Smith, pursuant to which Dr. Smith's employment agreement dated as of May 26, 2006 and amended as of January 26, 2007, was further amended to provide that: (a) Dr. Smith's base salary would be increased to $275,000 (the amount to which Dr. Smith would have been entitled under her original employment agreement prior to her agreement on January 26, 2007 to accept a reduced salary of $250,000); (b) her base salary would be increased by 10% on each one year anniversary of the agreement; (c) a cash bonus of $187,500 (an amount equal to 75% of her base salary) would be paid October 1, 2007; (d) Dr. Smith's bonus for 2008 is set in the amount of $250,000 (an amount equal to 100% of her base salary) to be paid October 1, 2008;  (e) the Company will pay membership and annual fees for a club in New York of Dr. Smith's choice for business entertaining and meetings and (f) any severance payments will be paid out over 12 months. Other than as set forth therein, Dr. Smith's original employment agreement and all amendments thereto remain in full force and effect. With regard to Dr. Smith’s 2007 bonus she elected to be paid $118,750, distribute $34,000 to other key staff members and to defer payment of the remaining $34,750. In May 2008, Dr. Smith was paid $24,750 of her remaining 2007 bonus and the balance was paid to another key staff member. With regard to Dr. Smith’s 2008 bonus, which was earned on October 1, 2008, in an effort to help conserve the Company’s current cash, she has elected to defer receiving payment of the bonus until a future undetermined date. The Company recognized this bonus as compensation in 2008 and it is reflected on the balance sheet as an accrued liability.

In January 2008, the Company entered into a letter agreement with Dr. Smith pursuant to which Dr. Smith's employment agreement dated as of May 26, 2006 and amended as of January 26, 2007 and September 27, 2007 was further amended to provide that, in response to the Company’s efforts to conserve cash, Dr. Smith would be paid $50,000 of her 2008 salary in shares of the Company’s Common Stock (thus reducing the cash component of her base salary for 2008 to $225,000), net of shares in payment of applicable withholding taxes valued at the closing price of the Common Stock on the date of issuance. Accordingly, Dr. Smith was issued 16,574 shares of the Company’s Common Stock pursuant to the Company’s 2003 EPP which was based on a price per share of $1.70, the closing price of the Common Stock on the date of approval by the Compensation Committee of the Board of Directors. This issuance of Common Stock resulted in a charge to operations of $28,176.

On August 29, 2008, the Company entered into a letter agreement with Dr. Smith, pursuant to which, in response to NeoStem’s efforts to conserve cash, Dr. Smith agreed to accept shares of the Company’s Common Stock in lieu of unpaid accrued salary. Dr. Smith agreed to accept in lieu of $24,437.50 in unpaid salary accrued during the period July 15, 2008 through August 31, 2008, 33,941 shares of the Company’s Common Stock (thus further reducing the cash component of her base salary for 2008).   The number of shares so issued was based on $0.72, the closing price of the Common Stock on the date of approval by the Compensation Committee of the Board of Directors, for which NeoStem agreed to pay total withholding taxes. All such shares were issued under the Company’s 2003 EPP.  This issuance of stock resulted in a charge to operations of $27,848. In connection therewith, the vesting of 15,000 shares of Common Stock granted to Dr. Smith under the 2003 EPP on September 27, 2007 was accelerated from September 27, 2008 to August 28, 2008.

 On February 6, 2003, Mr. Mark Weinreb was appointed President and Chief Executive Officer of the Company and the Company entered into an employment agreement with Mr. Weinreb. On June 2, 2006, Mr. Weinreb resigned as Chief Executive Officer and Chairman of the Board, but will continue as President and a director of the Company. Mr. Weinreb’s original employment agreement had an initial term of three years, with automatic annual extensions unless earlier terminated by the Company or Mr. Weinreb (notice of non-renewal was provided by NeoStem to Mr. Weinreb and therefore the agreement expired in accordance with its terms in December 2008). Under this agreement, in addition to base salary he was entitled to an annual bonus in the amount of $20,000 for the initial year in the event, and concurrently on the date, that the Company received debt and/or equity financing in the aggregate amount of at least $1,000,000 since the beginning of his service, and $20,000 for each subsequent year of the term, without condition.

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

On January 26, 2007, the Company entered into a letter agreement with Mr. Weinreb pursuant to which Mr. Weinreb’s employment agreement dated as of August 12, 2005 was supplemented with new terms which provide that:  (a) upon the first closings in the January 2007 private placement, Mr. Weinreb’s base salary would be paid at the annual rate of $200,000 (an annual rate which is 20% lower than the amount to which he was otherwise entitled under his employment agreement); (b) he would be entitled to quarterly bonuses of $5,000 commencing March 31, 2007; (c) he would be entitled to bonuses ranging from $3,000 to $5,000 upon the Company achieving certain business milestones; and (d) any other bonuses would only be paid upon approval by the Compensation Committee of the Board of Directors.  In consideration of his agreement to a reduction in base salary, and in connection with his entering into this agreement, an option to purchase 10,000 shares of Common Stock at $6.00 per share, previously granted to Mr. Weinreb on December 5, 2006 and tied to the opening of certain collection centers, vested upon the execution of the agreement.  Other than as set forth therein, Mr. Weinreb’s original employment agreement and all amendments thereto remained in full force and effect. This supplemental agreement was to terminate upon the Company achieving certain revenue, financing or adult stem cell collection milestones, or at the discretion of the Compensation Committee of the Board of Directors. This supplemental agreement terminated in August 2007, by its terms.

Pursuant to the amendments to Mr. Weinreb’s employment agreement in August 2005, in the event of termination of Mr. Weinreb’s employment by the Company without cause (except for certain instances of disability), Mr. Weinreb was entitled to receive a lump sum payment equal to his then base salary and automobile allowance for a period of one year, and to be reimbursed for disability insurance for Mr. Weinreb and for medical and dental insurance for Mr. Weinreb and his family for the remainder of the term (through December 31, 2008).  Per Mr. Weinreb’s January 26, 2007 letter agreement with the Company, in the event of termination of his employment, severance will be paid in equal installments over a 12 month period in accordance with the payroll policies and practices of the Company.  The January 26, 2007 letter agreement was to be in effect until the Company achieved certain adult stem cell collection, revenue or financing milestones, or until the Compensation Committee of the Board of Directors determined to terminate the agreement. This supplemental agreement terminated in August 2007, by its terms. Mr. Weinreb’s original employment agreement provides that in the event of certain instances of disability, Mr. Weinreb is entitled to receive his base salary for three months followed by half his base salary for another three months.

Effective as of September 28, 2007, the Company entered into a letter agreement with Mr. Weinreb, pursuant to which Mr. Weinreb's employment agreement dated as of February 6, 2005 and amended as of August 12, 2005 and June 1, 2006 (together, the "Agreement") (such Agreement being supplemented as of January 26, 2007, the effectiveness of which supplement has expired by its terms), was further amended to provide that: (a) Mr. Weinreb's base salary would be increased from $200,000 to $210,000; (b) the sole bonus to which he will be entitled shall be a quarterly bonus of $7,500 payable at the end of each quarterly period during the term commencing as of September 30, 2007; (c) in the event of termination of employment, any severance to which Mr. Weinreb is entitled under the Agreement shall equal the lesser of one year of his base salary or his base salary payable for the remainder of the term, in each case paid out over a 12 month period in accordance with the payroll policies and practices of the Company; and (d) any unused vacation to which Mr. Weinreb is entitled under the Agreement in any calendar year shall be forfeited without compensation. Other than as set forth therein, Mr. Weinreb's Agreement remained in full force and effect.

On April 20, 2005, the Company entered into a letter agreement with Catherine M. Vaczy pursuant to which Ms. Vaczy served as the Company’s Vice President and General Counsel.  The term of this original agreement was three years.  In consideration for Ms. Vaczy’s services under the letter agreement, Ms. Vaczy was entitled to receive an annual salary of $155,000 during the first year of the term, a minimum annual salary of $170,500 during the second year of the term, and a minimum annual salary of $187,550 during the third year of the term.   On the date of the letter agreement, Ms. Vaczy was granted an option to purchase 1,500 shares of Common Stock pursuant to the Company’s 2003 EPP, with an exercise price equal to $10.00 per share. The option was to vest and become exercisable as to 500 shares on each of the first, second and third year anniversaries of the date of the agreement and remain exercisable as to any vested portion thereof in accordance with the terms of the Company’s 2003 EPP and the Company’s Incentive Stock Option Agreement.  Pursuant to and as a condition of the closing of the June 2006 private placement, Ms. Vaczy entered into a letter agreement with the Company in which she agreed to convert $44,711 in accrued salary (after giving effect to employment taxes which were paid by the Company) into 6,097 shares of Common Stock at a per share price equal to $4.40 (the price of the shares being sold in the June 2006 private placement).  Ms. Vaczy further agreed to a reduction in her base salary by 25% until the achievement by the Company of certain milestones.  In consideration for such compensation concessions, the vesting of the option to purchase 8,500 shares of Common Stock was accelerated such that it became fully vested as of June 2, 2006, the date of the closing of the June 2006 private placement.

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

In January 2008, the Company entered into a letter agreement with Ms. Vaczy pursuant to which Ms. Vaczy’s employment agreement dated as of January 26, 2007 was amended to provide that, in response to the Company’s efforts to conserve cash, Ms. Vaczy would be paid $11,250 of her 2008 salary in shares of the Company’s Common Stock (thus reducing the cash component of her salary for 2008 to $161,250). Accordingly, Ms. Vaczy was issued 3,729 shares of the Company’s Common Stock pursuant to the Company’s 2003 EPP which was based on a price per share of $1.70, the closing price of the Common Stock on the date of approval by the Compensation Committee of the Board of Directors. This issuance of Common Stock resulted in a charge to operations of $6,339. At Dr. Smith’s election, Ms. Vaczy received a portion of Dr. Smith’s bonus that was accrued and earned in 2007.

On August 29, 2008, the Company entered into a letter agreement with Ms. Vaczy, pursuant to which, in response to the Company’s efforts to conserve cash, Ms. Vaczy agreed to accept shares of the Company’s Common Stock in lieu of unpaid accrued salary.   Ms. Vaczy agreed to accept in lieu of $10,578.50 in unpaid salary accrued during the period July 15, 2008 through August 31, 2008, 14,692 shares of the Company’s Common Stock (thus further reducing the cash component of her base salary for 2008). The number of shares so issued was based on $0.72, the closing price of the Common Stock on the date of approval by the Compensation Committee of the Board of Directors, for which NeoStem agreed to pay total withholding taxes. All such shares were issued under the Company’s 2003 EPP. This issuance of stock resulted in a charge to operations of $12,047.  In connection therewith, the vesting of 22,500 shares of the Company’s Common Stock granted to Ms. Vaczy under the 2003 EPP on September 27, 2007 was accelerated from September 27, 2008 to August 28, 2008.

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

On January 26, 2007, in connection with the January 2007 private placement, the Company entered into a letter agreement with Mr. May, pursuant to which Mr. May’s employment agreement dated as of January 19, 2006 was supplemented with new terms to provide that:  (a) upon the first closings in the January 2007 private placement, Mr. May’s base salary would be paid at the annual rate of $132,000 (an annual rate which is 20% lower than the amount to which he was otherwise entitled under his original employment agreement); and (b) any bonus would only be paid upon approval by the Compensation Committee of the Board of Directors.  Other than as set forth therein, Mr. May’s original employment agreement and all amendments thereto remained in full force and effect. This supplemental agreement was to  terminate upon the Company achieving certain revenue, financing or adult stem cell collection milestones, at the discretion of the Compensation Committee of the Board of Directors or at such time as Mr. May was no longer the Company’s Chief Financial Officer.  This supplemental agreement terminated in August 2007, by its terms.

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

On August 29, 2008, the Company entered into a letter agreement with Mr. May, pursuant to which, in response to the Company’s efforts to conserve cash, Mr. May agreed to accept shares of the Company’s Common Stock in lieu of unpaid accrued salary. Mr. May agreed to accept in lieu of $10,687.50 in unpaid salary accrued during the period July 15, 2008 through August 31, 2008, 14,844 shares of the Company's Common Stock. The number of shares so issued was based on $0.72, the closing price of the Common Stock on the date of approval by the Compensation Committee of the Board of Directors, for which the Company agreed to pay total withholding taxes. All such shares were issued under the Company’s 2003 EPP.  This issuance of stock resulted in a charge to operations of $12,172.  In connection therewith, the vesting of 5,000 shares of the Company’s Common Stock granted to Mr. May under the 2003 EPP on September 27, 2007 was accelerated from September 27, 2008 to August 28, 2008.

On February 21, 2003 the Company began leasing office space in Melville, New York at an original annual rental of $18,000. The lease was renewed through March 2007 with an annual rental of approximately $22,800. This lease was terminated effective October 1, 2006 which resulted in the loss of the security deposit of $3,000 tendered when the lease was originally signed. Rent expense for this office approximated $20,400 for the year ended December 31, 2006.

Effective as of July 1, 2006, the Company entered into an agreement for the use of space at 420 Lexington Avenue, Suite 450, New York, New York.  This space was subleased from an affiliate of Duncan Capital Group LLC (a former financial advisor to and an investor in the Company) and DCI Master LDC (the lead investor in the Company’s June 2006 private placement).  Pursuant to the terms of the Agreement, the Company was obligated to pay $7,500 monthly for the space, including the use of various office services and utilities. The agreement is on a month to month basis, subject to a thirty day prior written notice requirement to terminate. The space serves as the Company’s principal executive offices. On October 27, 2006, the Company amended this agreement to increase the utilized space for an additional payment of $2,000 per month.  In May 2007, the Board of Directors approved an amendment to this agreement whereby, in exchange for a further increase in utilized space, the Company would pay on a monthly basis (i) $10,000 in cash and (ii) shares of the Company’s restricted Common Stock with a value of $5,000 based on the fair market value of the Common Stock on the date of issuance.  Commencing in August 2007, the parties agreed this monthly fee of $15,000 would be paid in cash on a month to month basis. In February 2008, the Company was advised that a portion of this sublet space was no longer available.  The Company agreed to utilize the smaller space for a monthly fee of $9,000 beginning in March 2008, as it was expected that many of our employees would be spending a majority of their time in Long Island, New York, helping to launch the ProHealthcare collection center.  On September 24, 2008, the Company entered into a license agreement with a provider of executive office space (the “Licensor”) to use office space at 420 Lexington Avenue, Suite 300, New York, NY  10170 (the “New Office Lease”).  The New Office Lease had an initial term from October 1, 2008 through September 30, 2009 at a monthly cost of $10,000, automatically renewing for successive one year terms unless 60 days’ prior written notice was given by either party.  Monthly charges upon renewal were to be determined by Licensor.  Beginning February 1, 2009, the Company had the right to terminate the New Office Lease provided, among other things, that 60 days’ prior written notice was given.  Upon entering into the New Office Lease for office space at Suite 300, the Company further reduced the amount of office space it was utilizing at Suite 450 in the same building with a corresponding reduction in the monthly fee to $3,500 which was paid through December 31, 2008.  NeoStem believed the combined office space at Suite 300 and Suite 450 at 420 Lexington Avenue, New York, NY, would be sufficient for its near term needs; however, sufficient space was again becoming available at Suite 450 and therefore 60 days’ prior written notice was given to Licensor in December 2008 that the Company would be terminating the lease at Suite 300 effective February 1, 2009.  The Company anticipates entering into a lease directly with the landlord of Suite 450 and in the interim, has been paying a fee of $2,500 a month thereto since January 2009.  The Company believes this space should be sufficient for its needs for the foreseeable future.  In January 2005, NS California began leasing space at Good Samaritan Hospital in Los Angeles, California at an annual rental of approximately $26,000 for use as its stem cell processing and storage facility. The lease expired on December 31, 2005, but the Company continues to occupy the space on a month-to-month basis.  This space was sufficient for the Company’s past needs but the Company plans to close this facility by the end of the second quarter of 2009 and transfer its processing and storage operations to state of the art facilities operated by leaders in cell processing.  It intends to utilize New England Cryogenic Center, Inc. (“NECC”), with whom it entered into a Master Services agreement and a first statement of work effective as of August 2007 to provide additional processing and cryogenic storage to the Company at its FDA registered and licensed facility in Newton, Massachusetts (the “NECC Facility”), to process and store for certain research purposes, and to utilize Progenitor Cell Therapy LLC, with whom the Company entered into a Cell Processing and Storage Customer Agreement in January 2009, to process and store for commercial purposes at the cGMP level at its California and New Jersey facilities.  In addition, pursuant to NeoStem’s second statement of work with NECC entered into in October 2008, NeoStem is currently paying $5,000 per month for the right to use shared laboratory space and certain administrative space at the NECC Facility. NS California also leased office space in Agoura Hills, California on a month-to-month basis from Symbion Research International at a monthly rental of $1,687. Effective March 31, 2008 we cancelled our space agreement with Symbion Research International. We currently do not anticipate a continuing need for office space in California. Rent for these facilities for the twelve months ended December 31, 2008, 2007 and 2006, was approximately $202,000, $215,000 and $79,000, respectively.

In November 2007, the Company entered into an acquisition agreement with UTEK Corporation ("UTEK") and Stem Cell Technologies, Inc., a wholly-owned subsidiary of UTEK ("SCTI"), pursuant to which the Company acquired all the issued and outstanding common stock of SCTI in a stock-for-stock exchange. SCTI contains an exclusive, worldwide license to a technology developed by researchers at the University of Louisville to identify and isolate rare stem cells from adult human bone marrow, called VSELs (very small embryonic like) stem cells. Concurrent with the SCTI acquisition, NeoStem entered into a sponsored research agreement (“SRA”) with the University of Louisville under which NeoStem will support further research in the laboratory of Mariusz Ratajczak, M.D., Ph.D. a co-inventor of the VSEL technology and head of the Stem Cell Biology Program at the James Brown Cancer Center at the University of Louisville. The SRA calls for total payments of $375,000 over a two and one-half year period, as follows: (i) $100,000 (for which there was originally a $50,000 credit) upon receipt of all approvals and stem cell specimens on which to perform the research (the “First Payment Date”); (ii) $100,000 on the first yearly anniversary of the First Payment Date; (iii) $75,000 on the second yearly anniversary of the First Payment Date; and (iv) $25,000 upon the achievement of each of four specified milestones. It is anticipated this research will commence in April 2009. In October 2008, the SRA was amended to provide for certain additional research to be conducted as work preliminary to the first research aim under the SRA (“Pre-Aim 1”), for which approximately one-half of the $50,000 credit was utilized to pay the fee. This Pre-Aim 1 was completed in November 2008. The parties are in discussions to amend the SRA to accelerate the research based on the research results of Pre-Aim 1 having been obtained.

Under the License Agreement, SCTI agreed to engage in a diligent program to develop the VSEL technology. Certain license fees and royalties are to be paid to University of Louisville Research Foundation (“ULRF”) from SCTI, and SCTI is responsible for all payments for patent filings and related applications. Portions of the license may be converted to a non-exclusive license if SCTI does not diligently develop the VSEL Technology or terminated entirely if SCTI chooses to not pay for the filing and maintenance of any patents thereunder. The License Agreement, which has an initial term of 20 years, calls for the following specific payments: (i) reimbursement of $29,000 for all expenses related to patent filing and prosecution incurred before the effective date (“Effective Date”) of the license agreement (all of which has been paid); (ii) a non-refundable prepayment of $20,000 creditable against the first $20,000 of patent expenses incurred after the Effective Date, due upon commencement of research under the SRA, which will occur upon IRB approval and receipt of samples; (iii) a non-refundable license issue fee of $46,000, due upon commencement of research under the SRA; (iv) a non-refundable annual license maintenance fee of $10,000 upon issuance of the licensed patent in the United States; (v) a specified royalty percentage on net sales; (vi) specified milestone payments and (vii) specified payments in the event of sublicensing. Pursuant to a February 2009 amendment to the License Agreement the payments under (ii) and (iii) became due and were paid in March 2009. The License Agreement also contains certain provisions relating to "stacking," permitting SCTI to pay royalties to ULRF at a reduced rate in the event it is required to also pay royalties to third parties exceeding a specified threshold for other technology in furtherance of the exercise of its patent rights or the manufacture of products using the VSEL technology. Although the funds obtained through the acquisition of SCTI funded certain early obligations under the Company’s agreements relating to the VSEL technology, substantial additional funds will be needed and additional research and development capacity will be required to meet its development obligations under the License Agreement and develop the VSEL technology. The Company has applied for Small Business Innovation Research (SBIR) grants and may also seek to obtain funds through applications for other State and Federal grants, direct investments, strategic arrangements as well as other funding sources to help offset all or a portion of these costs. It is seeking to develop increased internal research capability and sufficient laboratory facilities or establish relationships to provide such research capability and facilities. In this regard, in July 2008 the Company hired a Director of Stem Cell Research and Laboratory Operations and in October 2008 it entered into the second statement of work with NECC pursuant to which, among other things, NeoStem may use shared laboratory space and equipment at the NECC facility to perform Company independent research as well as isolation and processing of VSELs. In consideration for the Acquisition, the Company issued to UTEK 400,000 unregistered shares of its Common Stock for all the issued and outstanding common stock of SCTI. The value of the transaction is $940,000 and $669,000 has been capitalized as an intangible asset. In 2008, the Company paid $50,000 pursuant to these agreements.

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

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, all of the shares of common stock, par value $.01 per share, of CBH ("CBH Common Stock"), issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time") will be converted into the right to receive, in the aggregate, 7,500,000 shares of NeoStem Common Stock (of which 150,000 shares will be held in escrow pursuant to the terms of an escrow agreement to be entered into between CBH and NeoStem). Subject to the cancellation of outstanding warrants to purchase shares of CBH Common Stock held by RimAsia Capital Partners, L.P. ("RimAsia"), a principal stockholder of NeoStem and the sole holder of shares of Series B Convertible Preferred Stock, par value $0.01 per share, of CBH (the "CBH Series B Preferred Stock"), all of the shares of CBH Series B Preferred Stock issued and outstanding immediately prior to the Effective Time will be converted into (i) 5,383,009 shares of NeoStem Common Stock, (ii) 6,977,512 shares of Series C Convertible Preferred Stock, without par value, of NeoStem, each with a liquidation preference of $1.125 per share and convertible into shares of NeoStem Common Stock at a conversion price of $.90 per share, and (iii) warrants to purchase 2,400,000 shares of NeoStem Common Stock at an exercise price of $0.80 per share.

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

Also at the Effective Time, subject to acceptance by the holders of all of the outstanding warrants to purchase shares of CBH Common Stock (other than warrants held by RimAsia), such warrants shall be cancelled and the holders thereof shall receive warrants to purchase up to an aggregate of up to 2,012,097 shares of NeoStem Common Stock at an exercise price of $2.50 per share.

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

Pursuant to the Merger Agreement, NeoStem has agreed to use its reasonable best efforts to cause the members of NeoStem's Board of Directors to consist of the following five members promptly following the Effective Time: Robin L. Smith (Chairman), current Chairman of the Board and Chief Executive Officer of NeoStem; Madam Zhang Jian, the Chairman and Chief Financial Officer of CBH, the General Manager of Erye and a 10% holder of EET, and Richard Berman, Steven S. Myers and Joseph Zuckerman, each a director of NeoStem (the latter three to be independent directors, as defined under the NYSE Amex listing standards). NeoStem’s intention thereafter will be to cause the number of members constituting the Board of Directors of NeoStem to be increased from five to seven in accordance with NeoStem’s bylaws, as amended and to fill the two vacancies created thereby with one additional independent director (as defined under the NYSE Amex listing standards) to be selected by a nominating committee of the Board of Directors of NeoStem and with Eric Wei, the managing partner of RimAsia.

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

The transactions contemplated by the Merger Agreement are subject to the authorization for listing on the NYSE Amex (or any other stock exchange on which shares of NeoStem Common Stock are listed) of the shares to be issued in connection with the Merger, shareholder approval, approval of NeoStem's acquisition of 51% ownership interest in Erye by relevant PRC governmental authorities, receipt of a fairness opinion and other customary closing conditions set forth in the Merger Agreement. The Merger currently is expected to be consummated in the second quarter of 2009.

Share Exchange
On November 2, 2008, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”), with China StemCell Medical Holding Limited, a Hong Kong company (the "HK Entity"), Shandong New Medicine Research Institute of Integrated Traditional and Western Medicine Limited Liability Company, a China limited liability company ("Shandong"), Beijing HuaMeiTai Bio-technology Limited Liability Company (“WFOE”) and Zhao Shuwei, the sole shareholder of the HK Entity (“HK Shareholder”), pursuant to which NeoStem agreed to acquire from the HK Entity all of the outstanding interests in the HK Entity, and through a series of contractual arrangements described below, obtain certain benefits from Shandong. Shandong is engaged in the business (the "Shandong Business") of research, development popularization and transference of regenerative medicine technology (except for those items for which it does not have special approval) in the PRC.

The HK Shareholder owns 100% of the ownership interests in the HK Entity, and the HK Entity owns 100% of ownership interests in the WFOE. The WFOE seeks to obtain benefits from Shandong through a series of contractual arrangements memorialized through several documents known as variable interest entity documents (collectively, the “VIE Documents”). The relevant VIE Documents, to which the WFOE, Shandong and the founder of Shandong, Dr. Wang Taihua, are parties, include a power of attorney, an exclusive technical and consulting service agreement, a loan agreement, a share pledge agreement and an exclusive option agreement.

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

The transactions contemplated by the Share Exchange Agreement are subject to the authorization for listing on the NYSE Amex (or any other stock exchange on which shares of NeoStem Common Stock are listed or quoted) of the Exchange Shares, stockholder approval, regulatory approval and other customary closing conditions set forth in the Share Exchange Agreement. The Share Exchange currently is expected to close in the second quarter of 2009.

Note 14 - Subsequent Events
In January 2009, the Company entered into a Cell Processing and Storage Customer Agreement (the “PCT Agreement”) with Progenitor Cell Therapy LLC (“PCT”).  Under the PCT Agreement, PCT will provide to the Company autologous adult stem cell processing and storage services utilizing current Good Manufacturing Practices (“cGMP”) standards.  Such services will be provided at both PCT’s California and New Jersey facilities.  The Company agrees to use PCT for processing and storage services for commercial purposes on an exclusive basis commencing with such time as PCT completes certain preliminary services and is ready and able to start the processing and storage services as required by the agreement.  PCT agrees to provide to us stem cell processing and long term storage services for our business on an exclusive basis.  Prior to commencing these services, PCT agrees to provide certain preliminary services consisting of technology transfer and protocol review and revision to ensure that the processing and storage services are cGMP compliant.  The agreement sets forth agreed upon fees for the delivery of the services as well as providing for a one-time payment of $35,000 for the preliminary services of which $20,000 has been paid to date.  The agreement is for a four year term, subject to earlier termination on 365 days notice as set forth in the agreement.  In March 2009, the Company and PCT entered into a second agreement to expand PCT’s services to include its developing a plan to set up a stem cell processing and manufacturing operation in Beijing, China that the Company would pursue in partnership with an off-shore entity.  This plan would support research and cell therapy development and manufacturing operations.  The plan will include a conceptual architectural design, cost estimates for construction, facility validation to meet cGMP standards, equipment requirements and estimated costs of equipment procurement, and other related matters.  The plan is required to be completed by April 17, 2009, subject to PCT having received the technical information reasonably necessary to complete the plan.  PCT’s fees for this work will be $100,000 (of which $50,000 was paid in March 2009 upon the effectiveness of the agreement) plus expenses.

In January 2009, the Company entered into an agreement with a physician pursuant to which this physician was retained as a consultant in anti-aging, to provide expertise relating to regenerative procedures with stem cell applications, as well as training and educational presentations.  The term of this agreement is January 2009 through December 31, 2011.  In consideration for providing these services, pursuant to the agreement the physician is to receive an annual fee of $120,000 payable as to (i) $96,000 in equal monthly installments of $8,000 on the last day of each month during the term of the agreement and (ii) $24,000 by the issuance of shares of the Company’s Common Stock under the 2003 EPP in equal monthly installments of $2,000 on the last day of each month during the term of the agreement at a per share purchase price equal to the closing price of the Common Stock on the last day of each month, which payment shall be made in cash in the event shares under the 2003 EPP are unavailable.  In February and March 2009, 2,352 and 3,571 shares of Common Stock, respectively, were issued to the physician pursuant to this agreement.   In February 2009, the Company entered into another agreement with this physician pursuant to which the Company was granted a worldwide, exclusive, royalty bearing, perpetual and irrevocable license (with the right to sublicense) to certain innovative stem cell technologies and applications for cosmetic facial and body procedures and skin rejuvenation.  This agreement calls for the following payments to be made to the physician:  (i) an annual payment and (ii) a specified royalty on sales of products developed incorporating the licensed technology.

In January 2009, the Company entered into an agreement with a consultant which has been providing investor relation services to the Company since 2005, pursuant to which this consultant was retained to provide additional investor relations/media relations services from January 1, 2009 to May 31, 2009.  In consideration for providing services under this agreement, the Company agreed to issue to the consultant an aggregate of 40,000 shares of restricted Common Stock, to vest as to 8,000 shares on the last day of each month of January through May 2009.  The issuance of such securities is subject to the approval of the NYSE Amex.

In January 2009, the Company issued to its grant consultant, 20,000 shares of restricted Common Stock as a bonus under the consultant’s Consulting Agreement with the Company dated February 8, 2008, in consideration for such consultant being instrumental in securing the Company’s inclusion in the Department of Defense Fiscal Year 2009 Appropriations Bill in the net amount of approximately $680,000.  The issuance of such securities was subject to the approval of the NYSE Amex, which approval was obtained in January 2009.  The Company has entered into a new consulting agreement with such grant consultant for a one-year term commencing as of January 1, 2009, pursuant to which it will provide assistance to the Company in the following areas:  (i) with regard to negotiation, drafting and finalization of contracts; (ii) in the development of strategic plans; (iii) with regard to funding from various agencies of the State of New Jersey and Federal government; and (iv) with other assignments it may receive from time to time.  In consideration for such services, the consultant will be issued shares of the Company’s restricted Common Stock equal to a value of $60,000 based on the closing price of the Company’s Common Stock on the date of execution of the agreement, to vest as to one-half of such shares on June 30, 2009 and the remaining one-half of such shares on December 31, 2009.  The issuance of such securities is subject to the approval of the NYSE Amex.

In January 2009, the Company issued to a marketing consultant 12,000 shares of restricted Common Stock pursuant to the terms of a three month consulting agreement entered into in October 2008, scheduled to vest pursuant to the agreement as to 4,000 shares at the end of each 30 day period during the term.  The issuance of such securities was subject to the approval of the NYSE Amex, which approval was obtained in January 2009.

In January 2009, the Company issued to a member of its Scientific Advisory Board 20,000 shares of Common Stock under the 2003 EPP, in consideration of this individual’s contribution to a special project related to the design of a cardiac stem cell clinical trial for end stage cardiomiopathy anticipated to be conducted in the People’s Republic of China.

In February 2009, the Company entered into a consulting agreement with a physician to provide services to the Company including providing medical expertise in the areas of apheresis and laboratory medicine and to serve (as needed) as medical director for companies in the Company’s stem cell collection center network as well as other related activities, in consideration for which the physician is to receive a monthly fee of $5,000 and a one-time payment of 10,000 shares of Common Stock under the 2003 EPP, which shares were issued as of February 2009.

In February 2009, the Company issued to a consultant a five year warrant to purchase 5,000 shares of Common Stock at a purchase price of $1.40 per share. This warrant was issued in consideration of services rendered after the expiration of an October 2007 consulting agreement with the Company pursuant to which this consultant was engaged to create marketing materials for our sales and marketing staff. The issuance of this warrant was subject to the approval of the NYSE Amex and vested on issuance.

The employment agreements for members of the Company’s management (excluding the Chief Executive Officer) expired between December 31, 2008 and January 19, 2009.  However, the Company has continued to compensate these individuals based on their base salary and employee benefits that would otherwise be due to such individuals under such agreements.   In order to conserve the Company’s current cash, commencing with the pay period ended January 31, 2009, the Chief Executive Officer has been deferring payment of one-half of her base salary and commencing with the pay period ended February 15, 2009, the other members of management also have been deferring payment of one-half of their respective base salaries.

In order to move forward certain research and development activities, strategic relationships in various clinical and therapeutic areas as well as to support activities related to the Company’s proposed Merger and Share Exchange transactions and other ongoing obligations of the Company, on February 25, 2009 and March 6, 2009, respectively, the Company issued promissory notes to RimAsia, a principal stockholder of the Company (the “Payee”) in the principal amounts of $400,000 and $750,000, respectively.  The Notes bear interest at the rate of 10% per annum and are due and payable on October 31, 2009 (the “Maturity Date”), except that all principal and accrued interest on the Notes shall be immediately due and payable in the event the Company raises over $10 million in equity financing prior to the Maturity Date.  The Notes contain standard events of default and in the event of a default that is not subsequently cured or waived, the interest rate will increase to a rate of 15% per annum and, at the option of the Payee and upon notice, the entire unpaid principal balance together with all accrued interest thereon will be immediately due and payable.  The Notes or any portion thereof may be prepaid at any time and from time to time at the discretion of the Company without premium or penalty.

In March 2009, the Company entered into an agreement with a consultant which has been providing financial market related services to the Company since 2008, pursuant to which this consultant was retained to provide additional financial market related services for a three month period.  In consideration for providing services under this agreement, the Company agreed to issue to the consultant an aggregate of 25,000 shares of restricted Common Stock, to vest as to one-third of the shares at the end of each monthly period during the term; a five year warrant to purchase 25,000 shares of restricted Common Stock at a per share exercise price of $1.00, vesting in its entirety at the end of the term; and an aggregate of $15,000 in cash.  The issuance of such securities is subject to the approval of the NYSE Amex.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

 (a)  Disclosure Controls and Procedures

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported in a complete, accurate and appropriate manner, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the Company's fourth fiscal quarter ended December 31, 2008 covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.   Due to the inherent limitations of control systems, not all misstatements may be detected.  These  inherent  limitations  include  the  realities  that judgments  in  decision-making  can be faulty and the  breakdowns  can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Vice President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

                The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2009 Annual Meeting of Stockholders, to be filed not later than April 30, 2009 (120 days after the close of our fiscal year ended December 31, 2008).

ITEM 11.  EXECUTIVE COMPENSATION

               The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2009 Annual Meeting of Stockholders, to be filed not later than April 30, 2009.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2009 Annual Meeting of Stockholders, to be filed not later than April 30, 2009.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

                The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2009 Annual Meeting of Stockholders, to be filed not later than April 30, 2009.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2009 Annual Meeting of Stockholders, to be filed not later than April 30, 2009.

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

(a)(3) EXHIBITS:

Exhibit		Description	Reference
1	(a)	Underwriting Agreement(1)	1.(A)
2	(a)	Agreement and Plan of Merger, dated as of November 2, 2008, by and among NeoStem, Inc., China Biopharmaceuticals Holdings, Inc., China Biopharmaceuticals Corp., and CBH Acquisition LLC (2)	2.1
	(b)	Share Exchange Agreement, dated as of November 2, 2008 by and among NeoStem, Inc., China StemCell Medical Holding Limited, Shandong New Medicine Research Institute of Integrated Traditional and Western Medicine Limited Liability Company, Beijing HuaMeiTai Bio-technology Limited Liability Company, and Zhao Shuwei (3)	2.1
3	(a)	Amended and Restated Certificate of Incorporation dated August 29, 2006(4)	3.1
	(b)	Amendment to Amended and Restated Certificate of Incorporation dated August 8, 2007 (5)	3.1
	(c)	Amended and Restated By-laws(6)	3.1
	(d)	First Amendment to Amended and Restated By-laws(7)	3.2
4	(a)	Form of Underwriter’s Warrant dated August 14, 2007 (8)	10.2
	(b)	Form of Underwriter Warrant Clarification Agreement among NeoStem, Inc. and certain members of its Underwriting Group (9)	10.4
	(c)	Form of Class A Warrant Agreement and Certificate from August 2007 (1)	4.2
	(d)	Form of Warrant Clarification Agreement between NeoStem, Inc. and Continental Stock Transfer and Trust Company (9)	10.3
	(e)	Form of Warrant (10)	99.1
	(f)	Restated Warrant Agreement dated August 14, 2007 (8)	10.1
	(g)	Form of Promissory Note—September 2002 Offering (11)	4.1
	(h)	Form of Promissory Note—February 2003 Offering (11)	4.2
	(i)	Form of Promissory Note—March 2003 Offering (11)	4.3
	(j)	Form of Convertible Promissory Note from December 2005 (10)	10.1
	(k)	Registration Rights Agreement, dated June 2, 2006, between Phase III Medical, Inc. and certain investors listed therein (12)	10.2
	(l)	Form of Warrant to Purchase Shares of Common Stock of Phase III Medical, Inc from June 2006 (12)	10.3
	(m)	Form of Phase III Medical, Inc. Registration Rights Agreement from July/August 2006 (4)	10.2
	(n)	Form of Phase III Medical, Inc. Warrant to Purchase Shares of Common Stock from July/August 2006 (4)	10.3
	(o)	Form of Redeemable Warrant to Purchase Shares of Common Stock of NeoStem, Inc. from January/February 2007 (13)	10.2
	(p)	Form of Non-Redeemable Warrant to Purchase Shares of Common Stock of NeoStem, Inc. from January/February 2007 (13)	10.3
	(q)	Form of Redeemable Warrant to Purchase Shares of Common Stock of NeoStem, Inc. from May 2008 (14)	10.1
	(r)	Form of Redeemable Warrant to Purchase Shares of Common Stock of NeoStem, Inc. issued to RimAsia Capital Partners L.P. in September 2008 (15)	10.2

	(s)	Letter Agreement dated December 18, 2008 between NeoStem, Inc. and RimAsia Capital Partners, L.P. (+)	4.1
	(t)	Form of Warrant to Purchase Shares of Common Stock of NeoStem, Inc. from October 2008 (+)	4.2
	(u)	Form of Redeemable Warrant to Purchase Shares of Common Stock of NeoStem, Inc. from November 2008 (+)	4.3
	(v)	Specimen Certificate for Common Stock (5)	4.1
10	(a)	NeoStem, Inc. 2003 Equity Participation Plan* (16)	B-1
	(b)	NeoStem, Inc. 2003 Equity Participation Plan, as amended* (17)	10.2
	(c)	Form of Stock Option Agreement* (11)	10.2
	(d)	Form of Option Agreement dated July 20, 2005* (6)	10.5
	(e)	Stock Option Agreement dated as of February 6, 2003 between Corniche Group Incorporated and Mark Weinreb* (18)	99.3
	(f)	Restricted Stock Agreement with Mark Weinreb* (19)	10.8
	(g)	Promissory Note made by the Company in favor of Catherine M. Vaczy (20)	10.2
	(h)	Form of Promissory Note Extension (6)	10.6
	(i)	Stock Purchase Agreement, dated April 20, 2005, between Phase III Medical, Inc. and Catherine M. Vaczy (20)	10.1
	(j)	Stock Option Agreement dated April 20, 2005, between Phase III Medical, Inc. and Catherine M. Vaczy* (20)	10.4
	(k)	Amendment dated July 18, 2005 to Stock Purchase Agreement with Catherine M. Vaczy dated April 20, 2005* (6)	10.1
	(l)	Securities Purchase Agreement, dated June 2, 2006, between Phase III Medical, Inc. and certain investors listed therein (12)	10.1
	(m)	Form of Phase III Medical, Inc. Securities Purchase Agreement from July/August 2006 (4)	10.1
	(n)	Form of Amendment Relating to Purchase by Investors in Private Placement of Convertible Notes and Warrants December 2005 and January 2006 (4)	10.4
	(o)	Second Form of Amendment Relating to Purchase by Investors in Private Placement of Convertible Notes and Warrants December 2005 and January 2006 (17)	10.1
	(p)	Form of Subscription Agreement from January/February 2007 among NeoStem, Inc., Emerging Growth Equities, Ltd. And certain investors listed therein (13)	10.1
	(q)	Form of Subscription Agreement from May 2008 among NeoStem, Inc. and certain investors listed therein (14)	10.1
	(r)	Form of Subscription Agreement between NeoStem, Inc. and RimAsia Capital Partners, L.P. (15)	10.1
	(s)	Form of Subscription Agreement from October 2008 between NeoStem, Inc. and an investor listed therein (+)	10.1
	(t)	Form of Subscription Agreement from November 2008 between NeoStem, Inc. and an investor listed therein (+)	10.2
	(u)	Asset Purchase Agreement dated December 6, 2005 by and among Phase III Medical, Inc., Phase III Medical Holding Company, and NeoStem, Inc. (21)	99.1
	(v)	Agreement and Plan of Acquisition among NeoStem, Inc., Stem Cell Technologies, Inc. and UTEK Corporation (22)	10.1
	(w)	License Agreement between Stem Cell Technologies, Inc. and the University of Louisville Research Foundation, Inc. (22)	10.2

(x)	Sponsored Research Agreement between NeoStem, Inc. and the University of Louisville Research Foundation, Inc. (22)	10.3
(y)	Stem Cell Collection Services Agreement dated December 15, 2006 between the Company and HemaCare Corporation (23)	10.1
(z)	Advisory Agreement dated May 2006 between Phase III Medical, Inc. and Duncan Capital Group LLC (24)	10(ee)
(aa)	Amendment dated February 1, 2007 to Advisory Agreement dated May 2006 between Phase III Medical, Inc. and Duncan Capital Group LLC (23)	10.2
(bb)	Sublease Agreement dated October 27, 2006 between NeoStem, Inc. and DC Associates LLC (17)	10.3
(cc)	Amendment to sublease agreement between NeoStem, Inc. and DC Associates LLC dated May 22, 2007 (1)	10.1
(dd)	Amendment to sublease agreement between NeoStem, Inc. and DC Associates LLC dated June 2007 (1)	10.2
(ee)	Employment Agreement between Phase III Medical, Inc. and Dr. Robin L. Smith, dated May 26, 2006* (12)	10.4
(ff)	January 26, 2007 Amendment to Employment Agreement of Robin Smith* (25)	10.1
(gg)	September 27, 2007 Amendment to Employment Agreement of Robin L. Smith* (26)	10.1
(hh)	Letter agreement dated January 9, 2008 with Dr. Robin Smith* (27)	10.1
(ii)	Employment Agreement dated as of February 6, 2003 by and between Corniche Group Incorporated and Mark Weinreb* (18)	99.2
(jj)	Amendment dated July 20, 2005 to Employment Agreement with Mark Weinreb dated February 6, 2003* (6)	10.2
(kk)	Letter Agreement between Phase III Medical, Inc. and Mark Weinreb effective as of June 2, 2006* (12)	10.5
(ll)	January 26, 2007 Amendment to Employment Agreement of Mark Weinreb* (25)	10.2
(mm)	September 28, 2007 Amendment to Employment Agreement of Mark Weinreb* (26)	10.2
(nn)	Employment Agreement between the Company and Larry A. May dated January 19, 2006* (28)	10.1
(oo)	Letter Agreement between Phase III Medical, Inc. and Larry A. May effective as of June 2, 2006* (12)	10.7
(pp)	January 26, 2007 Amendment to Employment Agreement of Larry A. May* (25)	10.3
(qq)	Letter Agreement, dated April 20, 2005, between Phase III Medical, Inc. and Catherine M. Vaczy* (20)	10.3
(rr)	Letter Agreement dated August 12, 2005 with Catherine M. Vaczy* (6)	10.7
(ss)	Letter Agreement dated December 22, 2005 between Phase III Medical, Inc. and Catherine M. Vaczy* (29)	10(y)
(tt)	Letter Agreement dated January 30, 2006 between Phase III Medical, Inc. and Catherine M. Vaczy* (29)	10(cc)
(uu)	Letter Agreement between Phase III Medical, Inc. and Catherine M. Vaczy effective as of June 2, 2006* (12)	10.6
(vv)	January 26, 2007 Employment Agreement with Catherine M. Vaczy* (25)	10.4
(ww)	Letter agreement dated January 9, 2008 with Catherine M. Vaczy* (27)	10.2
(xx)	Letter Agreement dated as of August 12, 2004 by and between Phase III Medical, Inc. and Dr. Wayne A. Marasco (30)	10.6

	(yy)	Amendment dated July 20, 2005 to Employment Agreement with Wayne A. Marasco dated August 12, 2004 (6)	10.3
	(zz)	Letter Agreement between Phase III Medical, Inc. and Wayne A. Marasco effective as of June 2, 2006 (12)	10.8
	(aaa)	Employment Agreement between the Company and Denis O. Rodgerson dated January 19, 2006 (28)	10.2
	(bbb)	Employment Agreement between NeoStem, Inc. and Renee F. Cohen dated August 15, 2007* (31)	10.1
	(ccc)	Employment Agreement dated as of September 13, 2004 between Phase III Medical, Inc. and Robert Aholt, Jr. (30)	10.3
	(ddd)	Amendment dated July 20, 2005 to Employment Agreement with Robert Aholt dated September 13, 2004 (6)	10.4
	(eee)	Settlement Agreement and General Release dated March 31, 2006 between Phase III Medical, Inc. and Robert Aholt, Jr. (29)	10(dd)
	(fff)	Board of Directors Agreement by and between Phase III Medical, Inc. and Joseph Zuckerman* (30)	10.8
	(ggg)	Form of Lock Up and Voting Agreement (NeoStem) dated November 2, 2008 by and between NeoStem, Inc., China BioPharmaceutical Holdings, Inc. and the individuals listed therein (+)	10.3
	(hhh)	Form of Lock Up and Voting Agreement (China BioPharmaceutical Holdings, Inc.) dated November 2, 2008 by and between NeoStem, Inc., China BioPharmaceutical Holdings, Inc. and the individuals listed therein (+)	10.4
14	(a)	Code of Ethics for Senior Financial Officers (12)	14.1
21	(a)	Subsidiaries of the Registrant (+)	21.1
23	(a)	Consent of Holtz Rubenstein Reminick LLP (+)	23.1
31	(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (+)	31.1
31	(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (+)	31.2
32	(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (+)	32.1
32	(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (+)	32.2

_____________________
Notes:

+ Filed herewith.

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

(2)
Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of the Company on Form 8-K, dated November 6, 2008, which exhibit is incorporated here by reference.

(3)
Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of the Company on Form 8-K, dated November 6, 2008, which exhibit is incorporated here by reference.

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

(9)
Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the quarterly report of the Company on Form 10-Q for the quarter ended September 30, 2008, which exhibit is incorporated here by reference.

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

(22)
Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of the Company on Form 8-K, dated November 13, 2007, which exhibit is incorporated here by reference.  Certain portions of Exhibits 10(w) (10.2) and 10(x) (10.3) were omitted based upon a request for confidential treatment, and the omitted portions were filed separately with the Securities and Exchange Commission on a confidential basis.

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

(29)
Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company’s annual report on Form 10-K for the year ended December 31, 2005, which exhibit is incorporated here by reference.

(30)
Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company’s annual report on Form 10-K for the year ended December 31, 2004, which exhibit is incorporated here by reference.

(31)
Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of the Company on Form 8-K, dated August 15, 2007, which exhibit is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on March 31, 2009.

NEOSTEM, INC.

By	/s/ Robin L. Smith
Name: Robin L. Smith
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robin L. Smith	Director, Chief Executive	March 31, 2009
Robin L. Smith	Officer and Chairman of the Board (Principal Executive Officer)

/s/ Larry A. May	Chief Financial Officer	March 31, 2009
Larry A. May	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark Weinreb	Director and President	March 31, 2009
Mark Weinreb

/s/ Joseph Zuckerman	Director	March 31, 2009
Joseph Zuckerman

/s/ Richard Berman	Director	March 31, 2009
Richard Berman

/s/ Steven S. Myers	Director	March 31, 2009
Steven S. Myers