Form 10-Q
period 2009-03-31
NeoStem, Inc.
filed 2009-05-15
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐        No ☐

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
Yes  ☐     No  ☒
7,949,476  SHARES, $.001 PAR VALUE, AS OF MAY 13, 2009

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

I N D E X

		Page No.
Part I - Financial Information:

Item 1.	Consolidated Financial Statements (Unaudited):

	Consolidated Balance Sheets
	At March 31, 2009 and December 31, 2008	3

	Consolidated Statements of Operations
	for the three months
	ended March 31, 2009 and 2008	4

	Consolidated Statements of Cash Flows
	for the three months ended March 31, 2009 and 2008	5

	Notes to Unaudited Consolidated Financial Statements	6-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-19

Item 3.	Quantitative and Qualitative Disclosures About	19
	Market Risk

Item 4T.	Controls and Procedures	19

Part II - Other Information:

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of
	Proceeds	20

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Securityholders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

	Signatures	22

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NEOSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$392,791	$430,786
Accounts receivable	12,109	7,193
Prepaid expenses and other current assets	136,274	92,444

Total current assets	541,174	530,423

Property and equipment, net	84,428	99,490
Goodwill	558,169	558,169
Intangible Asset	624,986	633,789
Other assets	2,112	2,445

	$1,810,869	$1,824,316

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY

Current liabilities:
Accounts payable	$742,580	$508,798
Accrued liabilities	612,759	427,767
Note payable, due related party	1,150,000	-
Notes payable	77,880	-
Unearned revenues	24,527	9,849
Capitalized lease obligations – current portion	7,546	14,726
Total current liabilities	2,615,292	961,140

Total Liabilities	2,615,292	961,140

Stockholders’ (Deficit)/Equity:
Preferred stock; authorized, 5,000,000 shares
Series B convertible redeemable preferred stock,
liquidation value 10 shares of common stock per share; $0.01 par value; authorized, 825,000 shares; issued and outstanding, 10,000 shares	100	100

Common stock, $.001 par value; authorized,
500,000,000 shares; issued and outstanding,
7,917,406 March 31, 2009 and
7,715,006 December 31, 2008	7,917	7,715
Additional paid-in capital	41,049,112	40,849,670
Accumulated deficit	(41,861,552)	(39,994,309)

Total stockholders’ (deficit) equity	(804,423)	863,176

	$1,810,869	$1,824,316

See accompanying notes to consolidated financial statements

NEOSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Earned revenues	$45,138	$693
Direct costs	23,550	-
Gross profit	21,588	693
Selling, general and administrative	1,878,536	2,524,331
Operating loss	(1,856,948)	(2,523,638)
Other income (expense):
Interest income	304	-
Interest expense	(10,599)	(3,551)
Net loss	$(1,867,243)	$(2,527,199)

Basic and diluted
Net loss per share	$(.24)	$(.52)
Weighted average
shares outstanding	7,802,894	4,904,542

See accompanying notes to consolidated financial statements

NEOSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,867,243)	$(2,527,189)

Adjustments to reconcile net loss to net cash used in operating activities:

Common shares issued and stock options granted for services rendered	199,643	1,325,289
Depreciation and amortization	29,893	16,225

Changes in operating assets and liabilities:
Accounts receivable	(4,916)	(2,262)
Prepaid expenses and other current assets	(43,830)	(86,582)
Unearned revenues	14,678	(693)
Accounts payable, accrued expenses, and other current liabilities	418,777	(126,527)

Net cash used in operating activities	(1,252,999)	(1,401,739)

Cash flows from investing activities:
Acquisition of equipment	(5,695)	(2,379)

Net cash used in investing activities	(5,695)	(2,379)

Cash flows from financing activities:
Proceeds from advances on notes payable	1,283,720	126,993
Payments of capitalized lease obligations	(7,180)	(5,886)
Repayments of notes payable	(55,841)	(51,440)

Net cash provided by financing activities	1,220,699	69,667

Net decrease in cash and cash equivalents	(37,995)	(1,334,451)

Cash and cash equivalents at beginning of period	430,786	2,304,227

Cash and cash equivalents at end of period	$392,791	$969,776

	Three Months Ended March 31,
	2009	2008
Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$10,599	$3,167
Supplemental Schedule of Non-cash Financing Activities:
Issuance of restricted common stock for services	$104,850	$72,800
Issuance of common stock for services rendered	$51,079	$264,352
Issuance of common stock for compensation	$-	$66,515
Issuance of warrants for services	$42,918	$23,808
Issuance of common stock for payment of debt	$-	$5,646
Compensatory element of stock options	$59,770	$645,421
Vesting of restricted common stock during period	$45,876	$319,547

See accompanying notes to consolidated financial statements.

NEOSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - The Company
NeoStem, Inc. (“NeoStem” or  the “Company”) was incorporated under the laws of the State of Delaware in September 1980 under the name Fidelity Medical Services, Inc.  Our corporate headquarters is located at 420 Lexington Avenue, Suite 450, New York, NY 10170, our telephone number is (212) 584-4180 and our website address is www.neostem.com.

NeoStem is engaged in a platform business of operating a commercial autologous (donor and recipient are the same) adult stem cell bank and is pioneering the pre-disease collection, processing and long-term storage of stem cells from adult donors which can then be accessed for their own future medical treatment.  We are managing a network of adult stem cell collection centers in major metropolitan areas of the United States.  We have also entered the research and development arenas, through the acquisition of a worldwide exclusive license to an early-stage technology to identify and isolate rare stem cells from adult human bone marrow, called VSEL (very small embryonic-like) stem cells. VSELs have many physical characteristics typically found in embryonic stem cells, including the ability to differentiate into specialized cells found in substantially all the different types of cells and tissue that make up the body.  On January 19, 2006, we consummated the acquisition of the assets of NS California, Inc., a California corporation (“NS California”) relating to NS California’s business of collecting and storing adult stem cells.  Effective with the acquisition, the business of NS California became our principal business, rather than our historic business of providing capital and business guidance to companies in the healthcare and life science industries.  The Company provides adult stem cell processing, collection and banking services with the goal of making stem cell collection and storage widely available, so that the general population will have the opportunity to store their own stem cells for future healthcare needs. The Company is also pursuing other technologies to advance its position in the field of stem cell tissue regeneration.

 On August 9, 2007, the Company’s Common Stock commenced trading on the American Stock Exchange (now NYSE Amex) under the symbol “NBS.”

Note 2 - Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2009 and December 31, 2008, the results of operations for the three months ended March 31, 2009 and 2008 and the cash flows for the three months ended March 31, 2009 and 2008.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

The December 31, 2008 consolidated balance sheet has been derived from the audited consolidated financial statements at that date included in the Company's Annual Report on Form 10-K. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

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

Allowance for Doubtful Accounts: The Company establishes an allowance for doubtful accounts to provide for accounts receivable that may not be collectible. In establishing the allowance for doubtful accounts, the Company analyzes the collectability of individual large or past due accounts customer-by-customer and establishes reserves for accounts that it determines to be doubtful of collection. There was no allowance for doubtful accounts necessary at March 31, 2009 and December 31, 2008.

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

Comprehensive Income (Loss): Refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.  At March 31, 2009 and December 31, 2008 there were no such adjustments required.

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

Intangible Asset: SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless those lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Definite-lived intangible assets, which consists of patents and rights associated with the Very Small Embryonic Like (“VSEL”) Stem Cells which constitutes the principal assets acquired in the acquisition of Stem Cell Technologies, Inc., have been assigned a useful life and are amortized on a straight-line basis over a period of twenty years.

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

Accounting for Stock Based Compensation: In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The Company has adopted SFAS No. l23(R) effective January 1, 2006. The Company determines value of stock options by the Black-Scholes option pricing model. The value of options issued during 2008, 2007 and 2006 or that were unvested at January 1, 2006 are being recognized as an operating expense ratably on a monthly basis over the vesting period of each option. There were no options issued during the three months ended March 31, 2009. With regard to stock options and warrants issued to non-employees the Company has adopted EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods and Services.”

Earnings Per Share: Basic (loss)/earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net (loss)/income available to common stockholders by the weighted average shares outstanding during the period. Diluted (loss)/earnings per share, which is calculated by dividing net (loss)/income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented as it is anti-dilutive in all periods presented. For the three months ended March 31 2009 and 2008 the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of earnings per share. At March 31, 2009 and 2008 the company had common stock equivalents outstanding as follows:

	March 31, 2009	March 31, 2008
Stock Options	1,718,300	1,826,800
Warrants	5,305,692	2,107,688

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

Note 3 – Recent Accounting Pronouncements
In April 2009, the FASB issued FSP FAS 141(R)- 1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”.  This FSP amends the guidance in FASB Statement No. 141(R) and is effective for the first annual reporting period beginning on or after December 15, 2008.  We are currently evaluating the requirements of this pronouncement on our proposed merger with China Biopharmaceuticals Holdings, Inc. but do not anticipate this will have an impact on the merger or our financial position if the merger is approved by shareholders.

In June 2008, FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. At the present time we do not have any such equity instruments but we are assessing the potential impact of this EITF on our future financial condition and results of operations.

Note 4 - Notes Payable
In order to move forward certain research and development activities, strategic relationships in various clinical and therapeutic areas as well as to support activities related to the Company’s proposed Merger and Share Exchange transactions, other initiatives in China as well as other ongoing obligations of the Company, on February 25, 2009 and March 6, 2009, respectively, the Company issued promissory notes to RimAsia Capital Partners,L.P. (“RimAsia”), a principal stockholder of the Company, in the principal amounts of $400,000 and $750,000, respectively.  The notes bear interest at the rate of 10% per annum and are due and payable on October 31, 2009, except that all principal and accrued interest on the Notes shall be immediately due and payable in the event the Company raises over $10 million in equity financing prior to October 31, 2009.  The notes contain standard events of default and in the event of a default that is not subsequently cured or waived, the interest rate will increase to a rate of 15% per annum and, at the option of RimAsia and upon notice, the entire unpaid principal balance together with all accrued interest thereon will be immediately due and payable.  The notes or any portion thereof may be prepaid at any time and from time to time at the discretion of the Company without premium or penalty. On April 9, 2009 these notes and the related accrued interest were repaid from the proceeds of an $11 million offering of units consisting of shares of the Company’s Series D Convertible Redeemable Preferred Stock and warrants to purchase shares of Common Stock (See Note 8 - Subsequent Events).

The Company has financed certain insurance polices and has notes payable at March 31, 2009 in the amount of $77,880 related to these policies. These notes require monthly payments and mature in less than one year.

Note 5 - Stockholders’ Equity

Common Stock:
In January 2009, the Company entered into an agreement with a physician who was retained as a consultant.  The term of this agreement is January 2009 through December 31, 2011.  As part of the consideration for providing services, the physician is to receive $24,000 annually, by the issuance of shares of the Company’s Common Stock under the 2003 EPP in equal monthly installments of $2,000 on the last day of each month during the term of the agreement at a per share purchase price equal to the closing price of the Common Stock on the last day of each month, which payment shall be made in cash in the event shares under the 2003 EPP are unavailable.  During the three months ended March 31, 2009, 7,984 shares of Common Stock, with a value of $6,000, were issued to the physician pursuant to this agreement.

In January 2009, the Company entered into an agreement with a consultant which has been providing investor relation services to the Company since 2005, pursuant to which this consultant was retained to provide additional investor relations/media relations services from January 1, 2009 to May 31, 2009.  In consideration for providing services under this agreement, the Company agreed to issue to the consultant an aggregate of 40,000 shares of restricted Common Stock, to vest as to 8,000 shares on the last day of each month of January through May 2009. The stock issued to this consultant had a value of $27,600 of which $16,560 was recognized as an operating expense in the three months ended March 31, 2009 based on the vesting of the Common Stock.  The issuance of such securities is subject to the approval of the NYSE Amex.

In January 2009, the Company issued to its grant consultant, 20,000 shares of restricted Common Stock, with a value of $13,800 as a bonus under the consultant’s Consulting Agreement with the Company dated February 8, 2008, in consideration for such consultant being instrumental in securing the Company’s inclusion in the Department of Defense Fiscal Year 2009 Appropriations Bill in the net amount of approximately $680,000.  The issuance of such securities was subject to the approval of the NYSE Amex, which approval was obtained in January 2009.  The Company has entered into a new consulting agreement with such grant consultant for a one-year term commencing as of January 1, 2009.  In consideration for services, the consultant will be issued shares of the Company’s restricted Common Stock equal to a value of $60,000 based on the closing price of the Company’s Common Stock on the date of execution of the agreement, which has been determined to be 67,416 shares, to vest as to one-half of such shares on June 30, 2009 and the remaining one-half of such shares on December 31, 2009.  The issuance of such securities are subject to the approval of the NYSE Amex. For the three months ended March 31, 2009 the Company has recognized $15,000 as an operating expense relating to these shares.

In January 2009, the Company issued to a marketing consultant 12,000 shares of restricted Common Stock, with a value of $8,280, pursuant to the terms of a three month consulting agreement entered into in October 2008, scheduled to vest pursuant to the agreement as to 4,000 shares at the end of each 30 day period during the term.  The issuance of such securities was subject to the approval of the NYSE Amex, which approval was obtained in January 2009.

In January 2009, the Company issued to a member of its Scientific Advisory Board 20,000 shares of Common Stock under the 2003 EPP, with a value of $15,000, in consideration of this individual’s contribution to a special project related to the design of a cardiac stem cell clinical trial for end stage cardiomiopathy anticipated to be conducted in the People’s Republic of China.

In February 2009, the Company entered into a consulting agreement with a one year term commencing March 1, 2009, with a physician to provide services to the Company including providing medical expertise in the areas of apheresis and laboratory medicine and to serve (as needed) as medical director for centers in the Company’s stem cell collection center network as well as other related activities, in partial consideration for which the physician is to receive a one-time payment of 10,000 shares of Common Stock under the 2003 EPP, which shares were issued as of February 2009.  Such shares had a value of $8,000.

In March 2009, the Company entered into an agreement with a consultant which has been providing financial market related services to the Company since 2008, pursuant to which this consultant was retained to provide additional financial market related services for a three month period.  In partial consideration for providing services under this agreement, the Company agreed to issue to the consultant an aggregate of 25,000 shares of restricted Common Stock, with a value of $17,250, to vest as to one-third of the shares at the end of each monthly period during the term. Based on these vesting terms, the Company has recognized $5,750 as an operating expense in the three months ended March 31, 2009.  This consultant was also issued a five year warrant to purchase 25,000 shares of restricted Common Stock at a per share exercise price of $1.00, with a value of $16,867. (See Warrants below).  The issuance of such securities is subject to the approval of the NYSE Amex.

Warrants:
The Company has issued common stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company. A total of 5,305,692 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of March 31, 2009 at prices ranging from $.78 to $8.00 and expiring through March 2014.

In February 2009, the Company issued to a consultant a five year warrant to purchase 5,000 shares of Common Stock at a purchase price of $1.40 per share, with a value of $3,338. This warrant was issued in consideration of services rendered after the expiration of an October 2007 consulting agreement with the Company pursuant to which this consultant was engaged to create marketing materials for our sales and marketing staff. The issuance of this warrant was subject to the approval of the NYSE Amex and vested on issuance.

In March 2009, the Company entered into an agreement with a consultant to provide financial market related services for a three month period beginning March 2009.  As partial consideration for providing services under this agreement, the Company agreed to issue to the consultant a five year warrant to purchase 25,000 shares of restricted Common Stock at a per share exercise price of $1.00, with a value of $16,867, vesting in its entirety at the end of the term; for the three months ended March 31, 2009 the Company recognized $5,622 as an operating expense.  The issuance of this warrant is subject to the approval of the NYSE Amex.

In the Company’s August 2007 public offering, units were issued comprised of shares of the Company’s Common Stock, and Class A warrants to purchase an aggregate of 635,000 shares of Common Stock.  The Company also issued to its underwriter group warrants (the “Underwriter Warrants”) to purchase an aggregate of 95,250 shares of Common Stock.  The Class A Warrants were issued pursuant to the terms of a Restated Warrant Agreement made as of August 14, 2007 between the Company and the Class A Warrant agent.  The Underwriter Warrants were issued individually to each member of the underwriting group.  The Underwriter Warrants had a higher exercise price ($6.50) than that of the Class A Warrants, and unlike the Class A Warrants, could not be exercised for a period of one year from the date of issuance and contained provisions for cashless exercise. In September, 2008 the Company made the determination that certain of the Underwriter Warrants totaling 86,865 shares of Common Stock, should be accounted for as a derivative liability and reported on our balance sheet as such. Upon the closing of our August 2007 public offering the fair value and thus the derivative liability value of these certain Underwriter Warrants was $195,551. At December 31, 2008 the derivative liability value associated with these certain Underwriter Warrants was $0 and at March 31, 2009 the derivative liability value of these Underwriter Warrants was $32,514 and has been reflected as an accrued liability as of March 31, 2009.

At March 31, 2009, the outstanding warrants by range of exercise prices are as follows:

		Number Outstanding	Weighted Average Remaining	Number Exercisable
Exercise Price		March 31, 2009	Contractual Life (years)	March 31, 2009
$0.78 to	$3.02	3,295,709	4.36	2,504,045
$3.02 to	$5.27	184,250	2.91	184,250
$5.27 to	$7.51	802,761	3.43	802,761
$7.51 to	$8.00	1,022,972	3.36	1,022,972
		5,305,692		4,514,028

Options:
The Company’s 2003 Equity Participation Plan (the “2003 EPP”) permits the grant of share options and shares to its employees, directors, consultants and advisors for up to 2,500,000 shares of Common Stock as stock compensation.  All stock options under the 2003 EPP are generally granted at the fair market value of the Common Stock at the grant date. Employee stock options vest ratably over a period determined at time of grant, or upon the accomplishment of specified business milestones, and generally expire 10 years from the grant date.

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

The Company's results included share-based compensation expense of $59,770 and $645,421 for the three months ended March 31, 2009 and 2008, respectively. Such amounts have been included in the consolidated statements of operations within general and administrative expenses.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award and those options that vested upon the accomplishment of business milestones. Options vesting on the accomplishment of business milestones will not be recognized for compensation purposes until such milestones are accomplished. At March 31, 2009 there were options to purchase 265,000 shares outstanding that will vest on the accomplishment of certain business milestones.

The weighted average estimated fair value of stock options granted in the three months ended March 31, 2009 and 2008 were $0 and $1.48, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During the three months ended March 31, 2009 and the years ended 2008, 2007 and 2006, the Company took into consideration the guidance under SFAS 123(R) and SAB No. 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees.  Previously such assumptions were determined based on historical data.

The range of assumptions made in calculating the fair values of options are as follows:

	Three Months Ended March 31,
	2009	2008
Expected term (in years)	None Issued	10

Expected volatility	None Issued	119% to 121%

Expected dividend yield	None Issued	0%

Risk-free interest rate	None Issued	3.64% to 3.85%

Stock option activity under the 2003 Equity Participation Plan is as follows:

	Number of Shares (1)	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance December 31, 2008	1,725,300	$0.71 - $25.00	$3.96
Granted	-
Exercised	-
Expired	(2,000)
Cancelled	(5,000)
Balance March 31, 2009	1,718,300	$0.71 - $25.00	$3.96	7.78	$-

Vested and Exercisable at March 31, 2009	1,389,300		$4.10	7.56	$-

(1)	-- All options are exercisable for a period of ten years.

		Number Outstanding	Weighted Average Remaining	Number Exercisable
Exercise Price		March 31, 2009	Contractual Life (years)	March 31, 2009
$0.71 to	$4.17	827,000	8.82	663,000
$4.17 to	$7.63	800,200	7.86	639,200
$7.63 to	$11.08	50,000	6.70	46,000
$11.08 to	$14.54	3,000	4.92	3,000
$14.54 to	$25.00	38,100	6.27	38,100
		1,718,300		1,389,300

Options are usually granted at an exercise price at least equal to the fair value of the Common Stock at the grant date and may be granted to employees, Directors, consultants and advisors of the Company.

As of March 31, 2009, there was approximately $1,086,300 of total unrecognized compensation costs related to unvested stock option awards of which $92,500 of unrecognized compensation expense is related to stock options that vest over a weighted average life of .25 years. The balance of $993,800 of unrecognized compensation costs is related to stock options that vest based on the accomplishment of business milestones.

	Options	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2008	435,250	$2.93
Issued	-
Expired	(2,000)
Canceled	(5,000)	2.81
Vested	(99,250)	1.68
Exercised	-
Non-Vested at March 31, 2009	329,000	$3.35

The total value of shares vested during the three months ended March 31, 2009 was $59,770.

Note 6 - Segment Information
To date, the Company’s operations have been conducted in only one geographical segment and since March 31, 2007 the Company has realized revenue only from the banking of adult autologous stem cells.

Note 7 - Related Party Transactions
In order to move forward certain research and development activities, strategic relationships in various clinical and therapeutic areas as well as to support activities related to the Company’s proposed Merger and Share Exchange transactions and other ongoing obligations of the Company, on February 25, 2009 and March 6, 2009, respectively, the Company issued promissory notes to RimAsia, a principal stockholder of the Company in the principal amounts of $400,000 and $750,000, respectively.  The notes bear interest at the rate of 10% per annum and are due and payable on October 31, 2009, except that all principal and accrued interest on the notes shall be immediately due and payable in the event the Company raises over $10 million in equity financing prior to October 31, 2009.  The notes contain standard events of default and in the event of a default that is not subsequently cured or waived, the interest rate will increase to a rate of 15% per annum and, at the option of RimAsia and upon notice, the entire unpaid principal balance together with all accrued interest thereon will be immediately due and payable.  The notes or any portion thereof may be prepaid at any time and from time to time at the discretion of the Company without premium or penalty. On April 9, 2009 these notes and the related accrued interest were repaid from the proceeds of an $11 million offering of preferred stock in which RimAsia purchased $5 million of Company securities. (See Note 8 - Subsequent Events).

Note 8 - Subsequent Events
On April 9, 2009, the Company completed a private placement financing totaling $11 million from three Asia-based investors.  The financing consisted of the issuance of 880,000 units priced at $12.50 per unit, with each unit consisting of one share of the Company’s Series D Convertible Redeemable Preferred Stock (“Series D Stock”) (convertible, subject to shareholder approval as described below, into ten shares of Common Stock) and ten warrants with each warrant to purchase one share of Common Stock.

Upon the affirmative vote of holders of a majority of the voting power of the Company’s Common Stock required pursuant to the Company’s Amended and Restated By-Laws and the NYSE Amex, each share of Series D Stock will automatically be converted into ten (10) shares of Common Stock at an initial conversion price of $1.25 per share based on an original issue price of $12.50 per share; provided that if by October 31, 2009 such affirmative vote is not achieved, the Company must redeem all shares of Series D Stock at a redemption price per share of $12.50 plus the accrued dividends as of such date.  The Series D Stock has an accruing dividend of ten percent (10%) per annum, payable (i) annually in cash on each anniversary of the issue date, provided that the shares of Series D Stock remain outstanding on such date or (ii) upon a liquidation, dissolution or winding up of the Company.  The Series D Stock (i) ranks senior to all of the Company’s capital stock with respect to the payment of dividends and to the distribution of assets upon liquidation, dissolution or winding up, (ii) does not have any voting rights, (iii) does not have any anti-dilution protection, and (iv) does not have any preemptive rights. The  warrants  have a per share exercise price equal to $2.50 and are callable by the Company if the Common Stock trades at a price equal to a minimum of $3.50 for a specified period of time.  Subject to the affirmative vote of the Company’s shareholders and the rules of the NYSE Amex, the warrants will become exercisable for a period of five years. The securities sold were sold without registration under the Securities Act of 1933, as amended (the " Securities Act") pursuant to Regulation S and Regulation D, each promulgated under the Securities Act and may not be resold in the United States or to U.S. persons unless registered under the Securities Act or pursuant to an exemption from registration under the Securities Act.

The investing firms were RimAsia Capital Partners, L,P, (“RimAsia”), a pan-Asia private equity firm operating in partnership with a regional network of strategic investors drawn from leading Asian families and companies, investing $5 million for 400,000 units; Enhance Biomedical Holding Corporation based in Shanghai, also investing $5 million for 400,000 units and Elancrest Investments Ltd., a Singapore-based firm, investing $1 million for 80,000 units.  RimAsia previously invested $1.25 million in NeoStem, as was announced on September 3, 2008. The funds will be used to support the development of NeoStem’s VSEL (very small embryonic-like stem cells) technology licensed from the University of Louisville and help advance NeoStem’s expansion activities in China, including those relating to recent licenses acquired, its pending acquisitions and medical tourism – defined as travel to a foreign country by people whose primary and explicit purpose is to receive advanced medical therapies -  relating to wounds, orthopedics and regenerative medicine.  NeoStem hopes to be a part of the growing medical tourism industry through its connections with leading physicians in China and the U.S. NeoStem plans to connect U.S. citizens with advanced therapies not yet available in the U.S., and to attract people from other countries to seek safe and effective regenerative therapies as they become available here. A portion of the funds also will be used to expand U.S.-based operations including for general corporate purposes. In addition, a portion of the proceeds were used to repay $1,150,000 in bridge financing (see Note 4 - Notes Payable) received from RimAsia in February and March 2009,  plus $12,014 in interest on the bridge financing and other costs recently advanced by RimAsia in connection with the Company’s expansion activities in China totaling $472,559.09.   The notes issued in the bridge financing provided that all principal and accrued interest on the notes would be immediately due and payable in the event the Company raised over $10 million in equity financing prior to October 31, 2009.  As a result of the private placement financing, such amounts became due and have been paid as described above.

The Company has entered into an agreement for the lease of executive office space from SLG Graybar Sublease LLC (the “Landlord”) at Suite 450, 420 Lexington Avenue, New York, with a lease term effective April 1, 2009 through June 30, 2013 (the “Lease”).  Rental and utility payments are currently in the aggregate approximate monthly amount of $20,100.  To help defray the cost of the Lease, the Company has licensed to third parties the right to occupy certain of the offices in Suite 450 and use certain business services.  Such license payments currently total approximately $13,860 per month and the license agreements are for periods of one year or less.  The CEO of one such licensee, Promethean Corporation, is in an exclusive relationship with the Company’s CEO. The Lease was entered into pursuant to an assignment and assumption of the original lease from the original lessor thereof, DCI Master LDC (the lead investor in a private placement by the Company in June 2006) and affiliates of DCI Master LDC and Duncan Capital Group LLC (a former financial advisor to and an investor in the Company), for which original lease a principal of such entities acted as guarantor (the “Guarantor”), a consent to such assignment from the Landlord and a lease modification agreement between the Company and the Landlord, such documents being dated April 13, 2009 with effective delivery April 17, 2009.  The Company was credited with an amount remaining as a security deposit with the Landlord from such original lessor (the “Security Deposit Credit”), was required to deposit an additional amount with the Landlord to replenish the original amount of security for the Lease and pay an amount equal to the Security Deposit Credit to the Guarantor of the original lease.  The total payments made by the Company for such security deposit and payment of the Security Deposit Credit to the Guarantor were in the approximate aggregate amount of $157,100. Richard Berman, a director of the Company, utilizes an office in Suite 450 in his capacity as Chairman of the Company’s Audit, Compensation and Nominating Committees and for other business purposes.

In order to advance our regenerative medicine business abroad and expand our expertise into a new area, on April 13, 2009,  the Company entered into a License Agreement (the “License Agreement”) with Regenerative Sciences, LLC (“RSI”)  with an effective date of March 3, 2009 pursuant to which the Company acquired an exclusive, royalty bearing, perpetual and irrevocable license, with the right to sublicense, for the Asia territory, to use an innovative process that rapidly grows a patient’s own adult stem cells to treat a variety of musculoskeletal diseases.   The licensed procedure has been developed by RSI, a Colorado-based company focused on developing a medical procedure for the treatment of chronic orthopedic conditions. The licensed intellectual property consists of two issued patents, seven pending patent applications and know-how and improvements relating thereto all as set forth in the License Agreement.  The License Agreement provides for a specified percentage of royalties to be paid to RSI by the Company and certain diligence obligations of the Company.

On May 1, 2009, the Company and RSI entered into a three year consulting agreement effective March 3, 2009 whereby RSI will provide to the Company consulting services in the area of stem cell therapy in orthopedics for the development of business in Asia in return for which the Company has agreed to pay to the consultant an annual cash fee, payable monthly, and certain stated equity over the term of the agreement.

On April 23, 2009, the Company entered into a License Agreement with Vincent Falanga, M.D., pursuant to which the Company acquired a world-wide, exclusive, royalty bearing license, with the right to sublicense, to certain innovative stem cell technology and applications for wound healing.  The term of the License Agreement continues until the later of ten years from the first commercial sale or the last to expire patent claim.  The licensed intellectual property consists of a pending patent application and know-how, copyrights and trademarks, and improvements relating thereto. Dr. Falanga retained a royalty-free license to use the licensed intellectual property for professional use in his established medical practice and for doing medical research. The License Agreement provides for a specified percentage of royalties to be paid to Dr. Falanga by the Company and certain diligence obligations of the Company. The license agreement also calls for certain annual payments commencing with the execution of the agreement, creditable against royalties otherwise due and payable under the agreement.

On April 30, 2009 the Company entered into a License and Referral Agreement with Promethean Corporation (“Promethean”) through its subsidiary Ceres Living, Inc. (“Ceres”) to use certain Company marks and publications in connection with certain sales and marketing activities relating to its nutritional supplement known as AIO Premium Cellular (the “Product”); and in connection with the license, Ceres will pay to the Company or the Stem for Life Foundation specified fees  for  each unit of the Product sold; and Ceres shall engage in a referral service with respect to the Company’s adult stem cell collection and storage activities. Ceres will receive a specified fee from the Company for each client referred who completes and pays for a stem cell collection. The term of the agreement is three years with each party having the right to renew annually, thereafter. The CEO of Promethean is in an exclusive relationship with the CEO of the Company.

On April 9, 2009, the Company’s Board of Directors adopted and on May 8, 2009 the Company’s stockholders approved, the 2009 Equity Compensation Plan (the “2009 Plan”). The general purpose of the 2009 Plan is to provide an incentive to our employees, directors, consultants and advisors by enabling them to share in the future growth of our business.  The 2009 Plan will be administered by the Compensation Committee of our Board of Directors.  Pursuant to the 2009 Plan, the Compensation Committee may grant options to purchase shares of our Common Stock, stock appreciation rights and restricted stock units payable in shares of our Common Stock, as well as restricted or unrestricted shares of our Common Stock.  The aggregate number of shares of Common Stock available for issuance in connection with options and awards granted under the 2009 Plan will be 3,800,000, subject to customary adjustments for stock splits, stock dividends or similar transactions.  The Company intends to file with the Securities and Exchange Commission a Registration Statement on Form S-8 to register the shares of Common Stock underlying awards to be granted under the 2009 Plan.  The 2009 Plan is subject to the approval of the NYSE Amex.

As of May 8, 2009, the Compensation Committee of the Board of Directors approved, subject to the filing of a Registration Statement on Form S-8 with the SEC to register the issuance of the shares issuable under the Company’s 2009 Plan and the approval of the NYSE Amex of the listing of the shares issuable under the Company’s 2009 Plan, the making of certain awards under a Board of Directors Compensation Plan.  Accordingly, the Compensation Committee approved the issuance to members of the Board acting in their capacity as Board members and to the Board Secretary, options to be issued under the 2009 Plan to purchase an aggregate of 575,000 shares of Common Stock.   The options will be exercisable at an exercise price equal to the fair market value of the common stock on the date of grant and will be fully exercisable upon grant.  Additionally, Chairs of the Board and Board Committees were authorized to be issued for each Chair they hold, either $25,000 or 25,000 shares of fully vested Common Stock.  Accordingly, an aggregate of $50,000 was paid and 50,000 shares of Common Stock will be awarded upon the satisfaction of the foregoing described conditions.  Additionally, options to purchase an aggregate of 175,000 shares of Common Stock exercisable at an exercise price equal to the fair market value of the Common Stock on the date of grant, vesting as to 100,000 ratably over a two year period and as to 75,000 immediately upon grant were authorized to be issued to members of the Company’s Scientific Advisory Board upon the satisfaction of the foregoing described conditions.

On April 23, 2009, the Company entered into a three year consulting agreement pursuant to which a consultant is providing consulting services to the Company in the area of business development, strategic planning and government affairs in the healthcare industry in the People’s Republic of China (“PRC”), engaging in such activities as requested by the Company from time to time including, but not limited to the introduction to hospitals and medical practices for the advancement of strategic relationships of the Company in return for which the Company has agreed to pay to the consultant an annual cash fee, payable monthly, and certain stated equity over the term of the agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

General

This Quarterly Report on Form 10-Q and the documents incorporated herein contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this Quarterly Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "plan," "intend," "may," "will," "expect," "believe," "could," "anticipate," "estimate," or "continue" or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Additionally, statements concerning our ability to successfully develop the adult stem cell business at home and abroad, the future of regenerative medicine and the role of adult stem cells in that future, the future use of adult stem cells as a treatment option and the role of VSELs in that future, and the potential revenue growth of such business are forward-looking statements.  Our future operating results are dependent upon many factors, and the Company's further development is highly dependent on future medical and research developments and market acceptance, which is outside its control.  Forward-looking statements may not be realized due to a variety of factors, including, without limitation, (i) the Company’s ability to manage the business despite continuing operating losses and cash outflows; (ii) the Company’s ability to obtain sufficient capital or a strategic business arrangement to fund its operations and expansion plans, including meeting its financial obligations under various licensing and other strategic arrangements and the successful commercialization of the relevant technology; (iii) the Company’s ability to build the management and human resources and infrastructure necessary to support the growth of the business; (iv) competitive factors and developments beyond the Company’s control; (v) scientific and medical developments beyond the Company’s control; (vi) the Company’s inability to obtain appropriate governmental licenses or any other adverse effect or limitations caused by government regulation of the business; (vii) whether any of the Company’s current or future patent applications result in issued patents and the Company’s ability to obtain and maintain other rights to technology required or desirable for the conduct of its business; (viii) whether any potential strategic benefits of various licensing transactions will be realized and whether any potential benefits from the acquisition of these new licensed technologies will be realized; (ix) whether the Company can obtain the consents it may require to sublicensing arrangements from technology licensors in connection with technology development; (x) the Company’s ability to maintain its NYSE Amex listing; and (xi) the other factors discussed in Item 1A, “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”) and in other reports that we file with the SEC.

Proposed Merger; Share Exchange Agreement; Other China Initiatives

Additional risks and uncertainties relate to (i) the Company’s proposed merger transaction (“Merger”) pursuant to an Agreement and Plan of Merger with China Biopharmaceuticals Holdings, Inc., a Delaware corporation ("CBH"), China Biopharmaceuticals Corp., a British Virgin Islands corporation and wholly-owned subsidiary of CBH, and CBH Acquisition LLC, a Delaware limited liability company and wholly-owned subsidiary of NeoStem to acquire a 51% ownership interest in Suzhou Erye Pharmaceuticals Company Ltd., a Sino-foreign joint venture with limited liability organized under the laws of the People’s Republic of China; (ii) the Company’s proposed share exchange transaction (“Share Exchange”) pursuant to a Share Exchange Agreement to acquire through a series of contractual arrangements certain benefits from Shandong New Medicine Research Institute of Integrated Traditional and Western Medicine Limited Liability Company, a China limited liability company; and (iii) the Company’s other initiatives in China, that may cause actual future experience and results to differ materially from those discussed in these forward-looking statements. Important factors (i) related to the proposed Merger that might cause such a difference include, but are not limited to, (a) costs related to the Merger; (b) failure of the Company's or CBH’s stockholders to approve the Merger; (c) the Company's or CBH's inability to satisfy the conditions of the Merger; (d) the Company's inability to maintain its NYSE Amex listing; (e) the inability to integrate the Company’s and CBH's businesses successfully and grow such merged businesses as anticipated; (f) the need for outside financing to meet capital requirements; (g) failure to have an effective Joint Venture Agreement satisfactory to the parties and regulatory authorities; (ii) related to the Share Exchange that might cause such a difference include, but are not limited to, (a) costs related to the Share Exchange; (b) failure of the Company’s stockholders to approve the Share Exchange; (c) an inability to satisfy the conditions of the Share Exchange; (d) the Company's inability to maintain its NYSE Amex listing; (e) the successful application of the variable interest entity to a prohibited business in China; (f) the inability to integrate the Company’s and Shandong's businesses successfully and grow such merged businesses as anticipated; and (g) the need for outside financing to meet capital requirements; (iii) related to the Company’s other initiatives in China that might cause such a difference include, but are not limited to, (a) costs related to funding these initiatives; (b) the successful application under Chinese law of the variable interest entity structure to a prohibited business in China; (c) the inability to integrate the Company and the business operations in China successfully and grow such merged businesses as anticipated; and (d) the need for outside financing to meet capital requirements; and (iv) related to each of the Merger, the Share Exchange and the Company’s other initiatives in China, respectively, the other events and factors disclosed in the Company’s Current Reports on Form 8-K dated November 2, 2008 relating to the Merger and the Share Exchange, and other risk factors discussed in Item 1A, “Risk Factors” contained in the Company’s Form 10-K and in other periodic Company filings with the SEC and to be disclosed in the Proxy Statement/Registration Statement on Form S-4 anticipated to be filed in connection with the Merger and the Share Exchange. The Company’s filings with the Securities and Exchange Commission are available for review at www.sec.gov under “Search for Company Filings.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

NeoStem is engaged in a platform business of operating a commercial autologous (donor and recipient are the same) adult stem cell bank and is pioneering the pre-disease collection, processing and long-term storage of stem cells from adult donors which can then be accessed for their own future medical treatment.  We are managing a network of adult stem cell collection centers in major metropolitan areas of the United States. We have also entered the research and development arenas, through the acquisition of a worldwide exclusive license to an early-stage technology to identify and isolate rare stem cells from adult human bone marrow, called VSEL (very small embryonic-like) stem cells. VSELs have many physical characteristics typically found in embryonic stem cells, including the ability to differentiate into specialized cells found in substantially all the different types of cells and tissue that make up the body. Additionally, we are pursuing other technologies to advance our position in the field of stem cell tissue regeneration.

The adult stem cell industry is a field independent of embryonic stem cell research which NeoStem believes is more likely to be burdened by regulatory, legal, ethical and technical issues than adult stem cell research. Embryonic stem cell research is also burdened with the issues of tissue compatibility.  Medical researchers, scientists, medical institutions, physicians, pharmaceutical companies and biotechnology companies are currently developing therapies for the treatment of disease using adult stem cells.  As these adult stem cell therapies obtain necessary regulatory approvals and become standard of care, patients will need a service to collect, process and bank their stem cells. NeoStem intends to provide this service.

Initial participants in our collection center network have been single physician practices who opened collection centers in California, Pennsylvania and Nevada. Revenues generated by these early adopters have not been significant and are not expected to become significant. However, these centers have served as a platform for the development of NeoStem’s business model and today NeoStem is focusing on multi-physician and multi-specialty practices joining its network in major metropolitan areas but continues to align with physicians that have a client base who have indicated a particular interest in stem cell collection and storage.  Toward this end, NeoStem signed an agreement in June 2008 for a New York City stem cell collection center to be opened by Bruce Yaffe, M.D., of Yaffe, Ruden and Associates, which facility became operational in November 2008. In July 2008, NeoStem signed an agreement for a Santa Monica, California based stem cell collection center to be opened by Stem Collect of Santa Monica LLC at The Hall Center.  This facility became operational in the fall of 2008. Additionally, NeoStem signed an agreement with Celvida LLC pursuant to which a Southern Florida stem cell collection center located in Coral Gables, a suburb of Miami, became operational in September 2008.  In March 2009, the Company signed an agreement to open a collection center with the Giampapa Institute for Anti-Aging Medical Therapy in Montclair, New Jersey. In addition, in May 2009 the Company entered into a collection agreement with Primary Care of Malibu in California.

During 2008, parallel to growing the platform business and the efforts we undertook in that regard to establish a network of collection centers in certain major metropolitan areas of the United States to drive growth, we recognized the need to acquire a revenue generating business in the United States or abroad and began exploring acquisition opportunities of revenue generating businesses.  In November 2008, NeoStem entered into the Merger Agreement with China Biopharmaceuticals Holdings, Inc. (“CBH”) to acquire the 51% interest in Suzhou Erye Pharmaceuticals Company Ltd. (“Erye”) a Sino-foreign limited liability joint venture organized under the laws of the PRC, which has been in business for more than 50 years and currently manufactures over 100 drugs on seven Good Manufacturing Practices (GMP) lines, including small molecule drugs. Erye specializes in research and development, production and sales of pharmaceutical products, as well as chemicals used in pharmaceutical products. Also in November 2008, NeoStem entered into the Share Exchange Agreement to obtain benefits from Shandong New Medicine Research Institute of Integrated Traditional and Western Medicine Limited Liability Company, a China limited liability company, which is engaged in the business of research, development, popularization and transference of regenerative medicine technology (except for those items for which it does not have special approval) in the PRC.  Subject to the fulfillment of various closing conditions (including stockholder approval), the Merger and the Share Exchange are currently anticipated to close in the third quarter of 2009.

The Company has begun other initiatives to expand its operations into China including with respect to technology licensing, establishment of stem cell processing and storage capabilities and research and clinical development.  RimAsia, a principal stockholder of the Company, has been facilitating certain of these efforts and has paid certain expenses that the Company has agreed to reimburse (approximately $473,000 of which was reimbursed out of the proceeds of the private placement financing of preferred stock and warrants in April 2009 which raised gross proceeds of $11 million, described below).  The Company is taking steps to establish a separate wholly foreign owned enterprise (a “WFOE”) and one or more limited liability companies and put in place separate variable interest entity documents with respect to these activities.  The Company is exploring the possibility of these expansion activities and other activities being a substitute for its moving forward with closing the transactions under the Share Exchange Agreement.

In February and March 2009, in order to move forward certain research and development activities, strategic relationships in various clinical and therapeutic areas as well as to support activities related to the Merger Agreement and Share Exchange Agreement, and other ongoing obligations of the Company, the Company issued promissory notes (the “RimAsia Notes”) totaling $1,150,000 to RimAsia, which notes bore interest at a rate equal to 10% per annum and mature on October 31, 2009 except that they matured earlier in the case of an equity financing by the Company that raised in excess of $10,000,000. The RimAsia Notes plus accrued interest were paid in April 2009 (as described below).

The acquisition of the VSEL technology was made through our acquisition of our subsidiary Stem Cell Technologies, Inc. (“SCTI”) in a stock-for-stock exchange.  Although the funds obtained through the acquisition of SCTI funded certain early obligations under NeoStem’s agreements relating to the VSEL technology, substantial additional funds will be needed and additional research and development capacity will be required to meet its development obligations under the License Agreement and develop the VSEL technology.   NeoStem has applied for Small Business Innovation Research (SBIR) grants and may also seek to obtain funds through applications for other State and Federal grants, grants abroad, direct investments, strategic arrangements as well as other funding sources to help offset all or a portion of these costs.

During the quarter ended March 31, 2009 the Company took steps to improve its cryopreservation operations and reduce its fixed overhead by entering into a four year agreement with Progenitor Cell Therapy LLC (“PCT”) to outsource cryopreservation operations to PCT. Prior to commencing these services, PCT agrees to provide certain preliminary services consisting of technology transfer and protocol review and revision to ensure that the processing and storage services are cGMP compliant.  The agreement sets forth agreed upon fees for the delivery of the services as well as providing for a one-time payment of $35,000 for the preliminary services associated with the transfer of the Company’s cryopreservation process  and standard operating practices to  PCT’s laboratory and incorporation into PCT’s existing standard operating practices.  An initial payment of $20,000 was paid upon commencement of services during the quarter ended March 31, 2009.  The transfer of cryopreservation operations was completed in April 2009, the final $15,000 was paid and the Company’s laboratory in Los Angeles is being closed. The Company does not anticipate any significant losses as a result of closing this laboratory. In addition, the Company believes the shifting of our cryopreservation activities from a fixed cost to a variable cost will allow the Company to utilize its cash in a more strategic fashion.

In March 2009, the Company and PCT expanded PCT’s services to include its developing a plan to set up a stem cell processing and manufacturing operation in Beijing, China that the Company would pursue in partnership with an off-shore entity.  This plan would support research and cell therapy development and manufacturing operations.  The plan will include a conceptual architectural design, cost estimates for construction, facility validation to meet cGMP standards, equipment requirements and estimated costs of equipment procurement, and other related matters.  PCT’s fees for this work will be $100,000 (of which $50,000 was paid in March 2009) plus expenses.

In order to advance our regenerative medicine business here and abroad, in February 2009, the Company entered into a License Agreement with Vincent Giampapa, M.D., F.A.C.S pursuant to which the Company acquired a world-wide, exclusive, royalty bearing, perpetual and irrevocable license, with the right to sublicense, to certain innovative stem cell technology and applications for cosmetic facial and body procedures and skin rejuvenation. In addition, in January 2009, the Company and Dr. Giampapa entered into a three year consulting agreement whereby Dr. Giampapa will provide consulting services in the anti-aging area.

In order to advance our regenerative medicine business abroad and expand our expertise into a new area, effective March 2009,  the Company entered into a License Agreement with Regenerative Sciences, LLC (“RSI”), pursuant to which the Company acquired an exclusive, royalty bearing, perpetual and irrevocable license, with the right to sublicense, for the Asia territory, to use an innovative process that rapidly grows a patient’s own adult stem cells to treat a variety of musculoskeletal diseases.   The licensed procedure has been developed by RSI, a Colorado-based company focused on developing a medical procedure for the treatment of chronic orthopedic conditions.  In addition, effective March 2009, the Company and RSI entered into a three year consulting agreement whereby RSI will provide to the Company consulting services in the area of stem cell therapy in orthopedics for the development of business in Asia.

In April 2009, the Company entered into a License Agreement with Vincent Falanga, M.D., pursuant to which the Company acquired a world-wide, exclusive, royalty bearing license, with the right to sublicense, to certain innovative stem cell technology and applications for wound healing, continuing until the later of ten years from the first commercial sale or the last to expire patent claim.

All of the activities above are designed to broaden the scope of the Company’s operations and to enter into the arena of advanced stem cell and regenerative medicine therapies in the United States and China. While the Company continues to pursue its platform business of operating a commercial autologous adult stem cell bank, it has made a determination that the platform business will be enhanced if the Company acquires and develops advanced stem cell regenerative medicine therapies.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

For the three months ended March 31, 2009, total revenues were $45,100 compared to $700 for the three months ended March 31, 2008.  The revenues generated in the three months ended March 31, 2009 were a combination of stem cell collection fees and monthly stem cell storage fees and the revenues generated in the three months ended March 31, 2008 were from monthly stem cell storage fees in the period.

Selling, general and administrative expenses for the three months ended March 31, 2009 have decreased by $645,800 or 26% over the three months ended March 31, 2008, from $2,524,300 to $1,878,500. This decrease in expense is the result of management decisions to reduce various expenses to conserve cash and reduce our operating expenses. During the last two years the Company has used a variety of equity instruments to pay for services in an effort to minimize its use of cash to incentivize staff, consultants and other service providers and in the quarter ending March 31, 2009 the reduced use of equity instruments was the primary source of decrease in operating expenses. The reduced use of equity instruments to pay for staff compensation, director fees, marketing activities, investor relations and other activities decreased our operating expenses by $1,093,400. Operating expenses funded by cash were $1,671,000 for the three months ended March 31, 2009 compared with $1,199,000 in cash funded expenses for the three months ended March 31, 2008, an increase of $447,000. The increase in cash expenses was primarily related to an increase in legal and professional services, of $284,600, utilized to prepare for public filings and shareholder approval of our proposed merger with CBH and our expansion into China, payments of $66,000 to the University of Louisville in connection with our obligations for the VSEL technology licensed in November 2007, payments totaling $70,000 to plan the establishment of stem cell collection cryopreservation operations in China and to outsource our US stem cell cryopreservation operations to Progenitor Cell Therapy, an increase in consulting fees of $78,900, expenses totaling $45,000  associated with the filing of an additional shares listing application with the NYSE Amex for additional shares being listed by the Company in connection with the adoption of the 2009 Plan, an increase in depreciation and amortization of $30,200 due primarily to amortization of intangible assets, an increase in legal fees of $29,800 associated with corporate governance and other matters and prepaid computer licenses and an increase in occupancy cost of $8,800. These increases were offset by reductions in salary and benefits of $52,700 as a result of staff reductions, a reduction in marketing expense of $84,300 due to concentrating our efforts on recruiting clients in the New York and Southern California areas, a reduction in investor relations and communications of $22,800 and a reduction in other expenses netting $6,600.

Interest expense increased by $7,000 as a result of the RimAsia Notes issued in February and March 2009 to RimAsia totaling $1,150,000.

For the reasons cited above the net loss for the three months ended March 31, 2009 was reduced to $1,867,200 from $2,527,000 for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

General

At March 31, 2009, the Company had negative working capital of $2,074,000.  The Company generates revenues from its adult stem cell collection activities, however, our revenues generated from such activities have not been significant.  During the first quarter 2009, the Company issued promissory notes to RimAsia (the “RimAsia Notes”), a principal stockholder of the Company, which aggregated $1,150,000 (see Note 4 - Notes Payable). On April 9, 2009, Company completed a private placement financing totaling $11 million from three Asia-based investors, including RimAsia.  The financing consisted of the issuance of 880,000 units priced at $12.50 per unit, with each unit consisting of one share of the Company’s Series D Convertible Redeemable Preferred Stock (“Series D Stock”) (convertible into 10 shares of Common Stock) and ten warrants each to purchase one share of common stock. The conversion of the Series D Stock and the exercise of warrants is subject to shareholder approval and the rules of NYSE Amex as described in Note 8 – Subsequent Events. If by October 31, 2009 such shareholder approval of the conversion of Series D Stock is not achieved, the Company must redeem all shares of Series D Stock at a redemption price per share of $12.50 plus the accrued dividends as of such date.  The Series D Stock has an accruing dividend of ten percent (10%) per annum, payable (i) annually in cash on each anniversary of the issue date so long as the Series D Stock remains outstanding or (ii) upon a liquidation, dissolution or winding up of the Company.  The Series D Stock ranks senior to all of the Company’s capital stock with respect to the payment of dividends and to the distribution of assets upon liquidation, dissolution or winding up. The  warrants will be exercisable for 5 years and  have a per share exercise price equal to $2.50 and are callable by the Company if the Common Stock trades at a price equal to a minimum of $3.50 for a specified period of time.

As a result of NeoStem exploring acquisition opportunities of revenue generating businesses, in November 2008 NeoStem entered into the Merger Agreement with CBH to acquire the 51% ownership interest in Erye, which manufactures over 100 drugs on seven cGMP lines and the Share Exchange Agreement with respect to Shandong which is engaged in the business of research, development, popularization and transference of regenerative medicine technology (except for those items for which it does not have special approval) in the PRC.  The Company is also engaged in other initiatives to expand its operations into China including with respect to technology licensing, establishment of stem cell processing and storage capacities and research and clinical development.  The Company has incurred and expects to continue to incur substantial expenses in connection with these China activities.  The acquisition transactions are not expected to close before the third quarter of 2009 and in any event neither the acquisition transactions nor the Company’s other initiatives in China are expected to generate sufficient excess cash flow to support NeoStem’s platform business or its initiatives in China in the near term.  The Company is exploring the possibility of its other initiatives in China being a substitute for its moving forward with closing the transactions under the Share Exchange Agreement.

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period indicated:

	Three Months Ended
	March 31, 2009		March 31, 2008
Cash used in Operating activities	$(1,253,000)		$(1,401,700)
Cash used in investing activities	$(5,700	) ))	$(2,400)
Cash provided by financing activities	$1,220,700		$69,700

At March 31, 2009 the Company had a cash balance of $392,800, negative working capital of $2,074,000 and a negative stockholders’ equity of $804,400. The Company incurred a net loss of $1,867,200 for the three months ended March 31, 2009.  Our cash used for operating activities in the three months ended March 31, 2009 totaled $1,253,000 which reflects adjustments  of our net loss of $1,867,200 for non-cash items, including common stock, common stock option and common stock purchase warrant issuances related to services rendered of $199,600 and depreciation and amortization of $29,900; an adjustment for cash retained within the Company as a result of  increases in  various accounts payable, notes payable, accrued liabilities and unearned revenue totaling  $433,500 and an adjustment for cash required for our operating activities reflected in increases in prepaid insurance expenses and accounts receivable of $48,700.

The Company relied on the RimAsia Notes issued to RimAsia for $1,150,000 and its existing cash balances to meet its cash requirement for the three months ended March 31, 2009. In April the Company completed a private placement financing totaling $11 million which will be used to fund current operations.  Approximately $1,162,000 of such gross proceeds was utilized to repay the RimAsia Notes plus accrued interest and approximately $473,000 was utilized to reimburse RimAsia for certain costs advanced by RimAsia in connection with the Company’s expansion activities into China. The Company believes that it will need to raise additional capital to fund its expansion into advanced technologies and therapies in the US and China including with respect to its VSEL technology licensed from the University of Louisville and its other regenerative technologies, including relating to anti-aging of skin, wound healing and orthopedic applications.  It currently intends to accomplish this through additional financing activities, acquisitions of revenue generating businesses and ultimately the growth of its revenue generating activities in China. In addition the Company will seek grants for scientific and clinical studies from the National Institutes of Health and other funding agencies but there is no assurance that we will be successful in obtaining such grants. It also anticipates that certain of its recent collaborative marketing efforts will drive revenues particularly in its stem cell collection business. The Company’s history of losses and liquidity problems may make it difficult to raise additional funds. There can be no assurance that the Company will be successful in obtaining additional funding on terms acceptable to the Company or otherwise generating additional capital or revenue. Any equity financing may be dilutive to stockholders and debt financing, if available, may involve significant restrictive covenants.

SEASONALITY

NeoStem does not believe that its operations are seasonal in nature.

OFF-BALANCE SHEET ARRANGEMENTS

NeoStem does not have any off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported in a complete, accurate and appropriate manner, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the Company’s first  fiscal quarter ended March 31, 2009 covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to reasonably ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.   Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and the breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15, that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

NEOSTEM, INC.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Previously reported on the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously reported on the Company’s Current Report on Form 8-K dated April 13, 2009, and as follows:

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

In January 2009, the Company issued to its grant consultant 20,000 shares of restricted Common Stock as a bonus under the consultant’s Consulting Agreement with the Company dated February 8, 2008, in consideration for such consultant being instrumental in securing the Company’s inclusion in the Department of Defense Fiscal Year 2009 Appropriations Bill in the net amount of approximately $680,000.  The issuance of such securities was subject to the approval of the NYSE Amex, which approval was obtained in January 2009.  The Company has entered into a new consulting agreement with such grant consultant for a one-year term commencing as of January 1, 2009, pursuant to which it will provide assistance to the Company in the following areas:  (i) with regard to negotiation, drafting and finalization of contracts; (ii) in the development of strategic plans; (iii) with regard to funding from various agencies of the State of New Jersey and Federal government; and (iv) with other assignments it may receive from time to time.  In consideration for such services, the consultant will be issued shares of the Company’s restricted Common Stock equal to a value of $60,000 based on the closing price of the Company’s Common Stock on the date of execution of the agreement, which has been determined to be 67,416 shares, to vest as to one-half of such shares on June 30, 2009 and the remaining one-half of such shares on December 31, 2009.  The issuance of such securities is subject to the approval of the NYSE Amex.

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

In February 2009, the Company issued to a consultant a five year warrant to purchase 5,000 shares of restricted Common Stock at a purchase price of $1.40 per share. This warrant was issued in consideration of services rendered after the expiration of an October 2007 consulting agreement with the Company pursuant to which this consultant was engaged to create marketing materials for our sales and marketing staff. The issuance of this warrant was subject to the approval of the NYSE Amex and vested on issuance.

In March 2009, the Company entered into an agreement with a consultant which has been providing financial market related services to the Company since 2008, pursuant to which this consultant was retained to provide additional financial market related services for a three month period.  In partial consideration for providing services under this agreement, the Company agreed to issue to the consultant an aggregate of 25,000 shares of restricted Common Stock, to vest as to one-third of the shares at the end of each monthly period during the term and a five year warrant to purchase 25,000 shares of restricted Common Stock at a per share exercise price of $1.00, vesting in its entirety at the end of the term.  The issuance of such securities is subject to the approval of the NYSE Amex.

On May 1, 2009, the Company entered into a three year consulting agreement effective March 3, 2009 (the “Effective Date”) whereby the consultant will provide to the Company consulting services in the area of stem cell therapy in orthopedics for the development of business in Asia.  Pursuant to this agreement, as partial compensation for such services, the Company agreed to issue to this consultant a warrant to purchase up to an aggregate of 24,000 shares of Common Stock at an exercise price of $0.50 (the closing price of the Common Stock on the Effective Date) which shall vest and become exercisable as to one-third of such shares on each of the first, second and third anniversaries of the Effective Date.  The issuance of such securities is subject to the approval of the NYSE Amex.

The offer and sale by the Company of the securities described above were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions by an issuer not involving a public offering. The offer and sale of such securities were made without general solicitation or advertising to “accredited investors,” as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a)           Exhibits

  4.1 Certificate of Designations for Series D Preferred Stock (1)
  4.2 Form of Warrant issued in connection with April 2009 private placement (1)
  4.3 Form of subscription agreement (1)
10.1 Amendment No. 1 to Sponsored Research Agreement between NeoStem, Inc. and the University of Louisville Research Foundation, Inc.*
10.2 Amendment No. 1 to Exclusive License Agreement between Stem Cell Technologies, Inc. and the University of Louisville Research Foundation, Inc.*
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(1)	Filed as an exhibit, numbered as indicated above, to the Current Report of the Company on Form 8-K, dated April 13, 2009, which exhibit is incorporated here by reference.
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOSTEM, INC. (Registrant)

By:	/s/ Robin Smith M.D.
Robin Smith M.D., Chief Executive Officer

Date: May 15, 2009

By:	/s/ Larry A. May
Larry A. May, Chief Financial Officer

Date: May 15, 2009