Form 10-Q
period 2009-06-30
NeoStem, Inc.
filed 2009-08-13
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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
Yes  ☐     No  ☒
8,541,848  SHARES, $.001 PAR VALUE, AS OF AUGUST 12, 2009

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

INDEX

		Page No.
Part I - Financial Information:

Item 1.	Consolidated Financial Statements (Unaudited):

	Consolidated Balance Sheets
	At June 30, 2009 and December 31, 2008	3

	Consolidated Statements of Operations
	for the three months and six months
	ended June 30, 2009 and 2008	4

	Consolidated Statements of Cash Flows
	for the six months ended	5
	June 30, 2009 and 2008

	Notes to Unaudited Consolidated Financial Statements	6-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-32

Item 3.	Quantitative and Qualitative Disclosures About
	Market Risk	32

Item 4.	Controls and Procedures	32-33

Part II - Other Information:

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of
	Proceeds	33-34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Securityholders	34-35

Item 5.	Other Information	35

Item 6.	Exhibits	36-37

	Signatures	38

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$10,449,531	$430,786
Accounts receivable	39,008	7,193
Receivable due from related party	375,000	-
Prepaid expenses and other current assets	91,447	92,444
Total current assets	10,954,986	530,423

Property and equipment, net	138,637	99,490
Goodwill	558,169	558,169
Intangible Asset	616,184	633,789
Other assets	156,568	2,445
	$12,424,544	$1,824,316
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$167,594	$508,798
Accrued liabilities	360,845	427,767
Notes payable	38,798	-
Unearned revenues	122,406	9,849
Dividends Payable	251,727	-
Capitalized lease obligations – current portion	2,600	14,726
Total current liabilities	943,970	961,140
Total liabilities	943,970	961,140

Convertible Redeemable Series D Preferred stock; liquidation value $12.50 per share; 1,293,251 shares issued and outstanding	7,685,768	-
Stockholders’ Equity:
Preferred stock; authorized, 5,000,000 shares
Series B convertible redeemable preferred stock,
liquidation value 10 shares of common stock per share; $0.01 par value; authorized, 825,000 shares; issued and outstanding, 10,000 shares	100	100

Common stock, $.001 par value; authorized,
500,000,000 shares; issued and outstanding,
8,007,705 June 30, 2009 and
7,715,006 December 31, 2008	8,007	7,715
Additional paid-in capital	50,591,405	40,849,670
Accumulated deficit	(46,804,644)	(39,994,309)
Accumulated other comprehensive loss	(62)	-
Total stockholders’ equity	3,794,806	863,176

	$12,424,544	$1,824,316

See accompanying notes to consolidated financial statements

NEOSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

See accompanying notes to consolidated financial statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Earned revenues	$31,600	$23,528	$76,738	$24,221
Direct costs	15,750	3,908	39,300	3,908
Gross profit	15,850	19,620	37,438	20,313
Selling, general, administrative and research	4,715,167	2,379,387	6,593,704	4,903,718
Operating loss	(4,699,317)	(2,359,767)	(6,556,266)	(4,883,405)
Other income (expense):
Interest income	12,389	1,712	12,694	1,712
Interest expense	(4,437)	(3,718)	(15,036)	(7,269)
Net loss	(4,691,365)	(2,361,773)	(6,558,608)	(4,888,962)
Dividends Series D Preferred Stock	(251,727)	-	(251,727)	-
Net loss attributable to Common Shareholders	$(4,943,092)	$(2,361,773)	$(6,810,335)	$(4,888,962)

Net loss per common share	$(0.62)	$(0.43)	$(0.86)	$(0.94)
Weighted average
common shares outstanding	7,970,469	5,490,257	7,887,318	5,196,717

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(6,810,335)	$(4,888,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued and stock options granted for services rendered	1,758,574	2,407,961
Depreciation and amortization	60,009	41,462
Changes in operating assets and liabilities:
Accounts receivable	(31,816)	(6,525)
Prepaid expenses and other assets	(153,794)	(59,872)
Unearned revenues	112,557	(233)
Accounts payable, accrued expenses, and other current liabilities	(156,395)	(191,967)
Net cash used in operating activities	(5,221,200)	(2,698,136)
Cash flows from investing activities:
Acquisition of equipment	(80,947)	(2,379)
Net cash used in investing activities	(80,947)	(2,379)
Cash flows from financing activities:
Net Proceeds from issuance of convertible redeemable preferred stock and warrants	15,669,220	-
Amounts due from a related party	(375,000)	-
Net Proceeds from issuance of Common Stock	-	896,760
Proceeds from advances on notes payable	1,284,753	131,618
Payments of capitalized lease obligations	(12,126)	(12,072)
Repayments of notes payable	(1,245,955)	(90,923)
Net cash provided by financing activities	15,320,892	925,383
Net increase/(decrease) in cash and cash equivalents	10,018,745	(1,775,132)
Cash and cash equivalents at beginning of period	430,786	2,304,227
Cash and cash equivalents at end of period	$10,449,531	$529,095

	Six Months Ended June 30,
	2009	2008
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$15,036	$7,269
Supplemental Schedule of Non-cash Financing Activities:
Issuance of restricted common stock for services	104,850	-
Issuance of common stock for services rendered	198,055	476,842
Issuance of common stock for compensation	-	66,515
Issuance of warrants for services	76,215	109,958
Issuance of common stock for payment of debt	-	5,647
Compensatory element of stock options	1,398,387	1,202,223
Vesting of restricted common stock during period	85,917	546,776

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

NeoStem is engaged in a platform business of operating a commercial autologous (donor and recipient are the same) adult stem cell bank and is pioneering the pre-disease collection, processing and long-term storage of stem cells from adult donors which can then be accessed for their own future medical treatment.  As part of our adult stem cell banking business we have developed a network of adult stem cell collection centers in major metropolitan areas of the United States.  The terms of NeoStem’s collection center agreements are substantially similar. NeoStem provides adult stem cell processing and storage services, as well as expertise and certain business, management and administrative services of a non-clinical nature in connection with the delivery of stem cell collection services, to each collection center. In each case, the collection center agrees that NeoStem will be the exclusive provider to it of adult stem cell processing and storage, management and other specified services. The agreements generally provide for the payment to NeoStem by the collection center of specified marketing and support fees and annual network services fees, and provide a fee schedule and the allocation of expenses and revenues among the parties. NeoStem does not have any equity or other financial interests in any of the collection centers.  Each of the agreements is for a multi-year period, depending on the particular center, typically has an automatic renewal for consecutive one year periods at the end of the initial term and may relate to a territory. The agreements contain insurance obligations and indemnification provisions, limitations on liability and other standard provisions. NeoStem grants to each collection center a non-exclusive license to use its trademarks and intellectual property but otherwise retains all rights thereto, and each collection center is bound by confidentiality obligations to NeoStem and non-competition provisions. The agreements may be terminated upon prior written notice a specified period in advance upon certain uncured material breaches of the agreement or, depending on the agreement, certain other specified occurrences.

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

In connection with carrying out its expansion objectives in the People’s Republic of China (“PRC”), NeoStem has recently established a wholly foreign owned subsidiary in China, known as NeoStem (China), Inc. (“WFOE” or “NeoStem China”). The WFOE is domiciled in Qingdao and under its scope of business approved by the Chinese regulatory authorities, the WFOE may engage in the research & development, transfer and technological consultation service of bio-technology, regenerative medical technology and anti-aging technology (excluding the development or application of human stem cell, gene diagnosis and treatment technologies); consultation of economic information; import, export and wholesaling of machinery and equipments (the import and export do not involve the goods specifically stipulated in/by state-operated trade, import & export quota license, export quota bidding, export permit, etc.). At June 30, 2009 we have capitalized the WFOE in an initial amount of approximately $1,000,000 and subsequently on July 2, 2009 we have invested an additional $1,900,000 to increase the capitalization of NeoStem China. In furtherance of complying with PRC’s foreign investment prohibition on stem cell research and development, clinical trials and related activities, we conduct our current business in the PRC via the following two domestic variable interest entities (“VIEs”):

Qingdao Niao Bio-Technology Ltd. (“Qingdao Niao”) is a Chinese domestic company controlled by the WFOE through various business agreements. Under its scope of business approved by the registration authorities, Qingdao Niao may engage in research and development in, transfer of and technical consultation in bio-cell technology, gene technology and regenerative medical technology. Qingdao Niao is wholly owned by a PRC national who is also Qingdao Niao’s Legal Representative and Executive Director. At June 30, 2009 we have capitalized this VIE with an initial amount of approximately $176,000.

Beijing Ruijiao Bio-Technology Ltd. (“Beijing Ruijiao”) is a Chinese domestic company controlled by the WFOE through various business agreements. Under its scope of business approved by the registration authorities, Beijing Ruijiao may engage in technology development, technology transfer, technology consultation and technology services. Beijing Ruijiao is wholly owned by a PRC national who is also Beijing Ruijiao’s Legal Representative and Executive Director. The main activity of Beijing Ruijiao is to establish an R&D lab in Beijing and to act as one of the sharing beneficiaries of any potential financial benefits generated from commercialization of successful clinical trials conducted jointly from collaborations between the lab and partner hospitals. At June 30, 2009 we had not capitalized this VIE.

The capital investment in these VIEs is funded by NeoStem through the WFOE and recorded as interest-free loans to the shareholders of Qingdao Niao and Beijing Ruijiao. As of June 30, 2009 approximately $176,000 has been loaned to the shareholder of Qingdao Niao to capitalize Qingdao Niao and as of July 2, 2009, the total amount of interest free loans to these shareholders of the VIEs listed above was approximately $300,000.

According to the current PRC regulation, the development and application of human stem cell technology are placed in the “prohibited” category, off limits to foreign investors. This policy prohibition precludes NeoStem from participating directly in stem cell related business in China. NeoStem does not have direct ownership interests in either Qingdao Niao or Beijing Ruijiao. Under various contractual agreements, the shareholders of the VIEs are required to transfer their ownership interests in these entities to the WFOE in China in the event Chinese laws and regulations allow foreign investors to hold ownership interests in the VIEs, or to our designees at any time for the amount of, to the extent permitted by Chinese laws, outstanding loans. The shareholders of the VIEs have entrusted us to appoint the directors and senior management personnel of the VIEs on their behalf. Through the WFOE, we have entered into exclusive technical and management service agreements with the VIEs, under which the WFOE is providing technical and management services to the VIEs in exchange for substantially all net income of the VIEs. In addition, shareholders of the VIEs have pledged their equity interests in the VIEs to the WFOE as collateral for non-payment of loans or for fees on technical and management services due to us, which equity pledge agreements are now required to be registered with the relevant administration of industry and commerce to make the equity pledges become effective.

In November 2008 (amended in July 2009), the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with China BioPharmaceuticals Holdings, Inc. (“CBH”), pursuant to which (subject to shareholder approval and certain other conditions) CBH will be merged with and into a wholly-owned subsidiary of the Company (the “Merger”).  The Merger Agreement provides that, among other things, at the effective time of the Merger, the only material assets of CBH will be CBH’s 51% interest in Suzhou Erye Pharmaceuticals Company Ltd. (“Erye”), a Sino-foreign joint venture with limited liability organized under the laws of the PRC, and at least $550,000 in cash.  Erye specializes in research and development, production and sales of pharmaceutical products, as well as chemicals used in pharmaceutical products.  Erye, which has been in business for more than 50 years, currently manufactures over 100 drugs on seven Good Manufacturing Practices (GMP) lines, including small molecule drugs.

On August 9, 2007, the Company’s Common Stock commenced trading on the American Stock Exchange (now NYSE Amex) under the symbol “NBS.”

Note 2 - Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2009 and December 31, 2008, the results of operations for the three and six months ended June 30, 2009 and 2008 and the cash flows for the three and six months ended June 30, 2009 and 2008.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

The December 31, 2008 consolidated balance sheet has been derived from the audited consolidated financial statements at that date included in the Company's Annual Report on Form 10-K. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

Principles of Consolidation: The consolidated financial statements include the accounts of NeoStem, Inc. (a Delaware corporation) and its wholly-owned subsidiaries, NeoStem Therapies, Inc., Stem Cell Technologies, Inc. and NeoStem (China) Inc. and its variable interest entities, Qingdao Niao Bio-Technology Ltd and Beijing Ruijiao Bio-Technology Ltd. All intercompany transactions and balances have been eliminated

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

Allowance for Doubtful Accounts: The Company establishes an allowance for doubtful accounts to provide for accounts receivable that may not be collectible. In establishing the allowance for doubtful accounts, the Company analyzes the collectability of individual large or past due accounts customer-by-customer and establishes reserves for accounts that it determines to be doubtful of collection. There was no allowance for doubtful accounts necessary at June 30, 2009 and December 31, 2008.

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

Comprehensive Income (Loss): Refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.  At December 31, 2008 there were no such adjustments required. At June 30, 2009 a $62 exchange rate loss was recognized which has been reflected on the balance sheet as accumulated other comprehensive loss as a separate component of stockholder’s equity, in accordance with the consolidation of a foreign operation.

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

Accounting for Stock Based Compensation: In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The Company has adopted SFAS No. l23(R) effective January 1, 2006. The Company determines value of stock options by the Black-Scholes option pricing model. The value of options issued since January 1, 2006 or that were unvested at January 1, 2006 are being recognized as an operating expense ratably on a monthly basis over the vesting period of each option. With regard to stock options and warrants issued to non-employees the Company has adopted EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods and Services.”

Earnings Per Share: Basic (loss)/earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net (loss)/income available to common stockholders by the weighted average shares outstanding during the period. Diluted (loss)/earnings per share, which is calculated by dividing net (loss)/income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented as it is anti-dilutive in all periods presented. For the three  and six months ended June 30, 2009 and 2008 the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of earnings per share. At June 30, 2009 and 2008 the Company had common stock equivalents outstanding as follows:

	June 30, 2009	June 30, 2008
Stock Options	2,565,800	1,779,800
Warrants	18,262,204	3,173,397
Series D Stock, Common stock equivalents	12,932,510	-

Advertising Policy: All expenditures for advertising are charged against operations as incurred.

Revenue Recognition: The Company initiated the collection and banking of autologous adult stem cells in the fourth quarter of 2006. The Company recognizes revenue related to the collection and cryopreservation of autologous adult stem cells when the cryopreservation process is completed which is generally twenty four hours after cells have been collected. Revenue related to advance payments of storage fees is recognized ratably over the period covered by the advanced payments. The Company also earns revenue, in the form of start up fees, from physicians seeking to establish autologous adult stem cell collection centers. Start up fees are billed once the agreement has been signed and the physician has been qualified by the Company’s credentialing committee. During the quarter ended June 30, 2009, the Company has modified its revenue recognition policy relative to these fees to recognize such fees as revenues ratably over the appropriate period of time to which the revenue element relates. Previously these fees were recognized in full when agreements were signed and the physician had been qualified by the Company’s credentialing committee. This modification of our revenue recognition policy did not have a material impact on our results of operations.

Note 3 – Recent Accounting Pronouncements
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

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP 141(R)-1”). FSP 141(R)-1 amends and clarifies SFAS No. 141(R). FSP 141(R)-1 requires an acquirer to recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the fair value cannot be determined during the measurement period, an asset or a liability shall be recognized at the acquisition date if the asset or liability can be reasonably estimated and if information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date. FSP 141(R)-1 amends the disclosure requirements of SFAS No. 141(R) to include business combinations that occur either during the current reporting period or after the reporting period but before the financial statements are issued. FSP 141(R)-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years.  We are currently evaluating the requirements of this pronouncement as it relates to our proposed merger with China Biopharmaceuticals Holdings, Inc. but do not anticipate this will have an impact on our financial position or our consolidated financial statements post-merger. This statement was effective January 1, 2009.

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. The purpose of this FSP is to promptly improve disclosures by public entities and enterprises until the pending amendments to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, are finalized and approved by the Board. The FSP amends Statement 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends Interpretation 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. We implemented the requirements of FSP FAS 140-4 and FIN 46(R)-8 in the second quarter of 2009. As the requirements of this literature only impact our disclosures, there was no impact to our financial results.

In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly , (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 requires the disclosure of the inputs and valuation technique used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP 157-4 also requires that the entity define major categories for equity securities and debt securities to be major security types. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. We have adopted FSP 157-4 in our quarter ended June 30, 2009. The adoption of FASB Staff Position No. 157-4 did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP 115-2 and FSP 124-2”). This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 and 124-2 requires the entity to assess whether the impairment is other-than-temporary if the fair value of a debt security is less than its amortized cost basis at the balance sheet date. This statement also provides guidance to assessing whether or not the impairment is other-than-temporary and guidance on determining the amount of the other-than-temporary impairment that should be recognized in earnings and other comprehensive income. FSP 115-2 and 124-2 also requires an entity to disclose information that enables users to understand the types of securities held, including those investments in an unrealized loss position for which the other-than-temporary impairment has or has not been recognized. FSP 115-2 and 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FASB Staff Position No. 115-2 and FAS 124-2 did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This Staff Position amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments at interim reporting periods. This Staff Position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 provided FSP No. FAS 115-2 and FAS 124-2 (described above) are also early adopted. We adopted FSP No. FAS 107-1 in our quarter ended June 30, 2009. The adoption of FASB Staff Position No. FAS 107-1 and APB 28-1 did not have a material impact on our financial position or results of operations.

In May 2009, the FASB issued Statement No. 165, Subsequent Events. Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. We have adopted Statement 165 in our quarter ended June 30, 2009. The adoption of Statement No. 165 did not have a material impact on our financial position or results of operations.

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. Statement 166 eliminates the concept of a “qualifying special-purpose entity” from Statement 140 and changes the requirements for derecognizing financial assets. We will adopt Statement 166 in 2010 and are currently evaluating the impact of its pending adoption on our consolidated financial statements.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) . Statement 167 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation No. 46(R) , Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51 . Additionally, Statement 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. We will adopt Statement 167 in 2010 and are currently evaluating the impact of its pending adoption on our consolidated financial statements.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for us during our interim period ending September 30, 2009 and will not have an impact on our financial condition or results of operations. We are currently evaluating the impact to our financial reporting process of providing Codification references in our public filings.

Note 4 - Notes Payable
In order to move forward certain research and development activities, strategic relationships in various clinical and therapeutic areas as well as to support activities related to the Company’s proposed merger (the “Merger”) with China Biopharmaceuticals Holdings, Inc., proposed share exchange (the “Share Exchange”) relating to the Shandong New Medicine Research Institute of Integrated Traditional and Western Medicine Limited Liability Company (“Shandong”), other initiatives in China as well as other ongoing obligations of the Company, on February 25, 2009 and March 6, 2009, respectively, the Company issued promissory notes to RimAsia Capital Partners,L.P. (“RimAsia”), a principal stockholder of the Company, in the principal amounts of $400,000 and $750,000, respectively.  The notes bore interest at the rate of 10% per annum and were due and payable on October 31, 2009, except that all principal and accrued interest on the Notes was immediately due and payable in the event the Company raised over $10 million in equity financing prior to October 31, 2009.  The notes contained standard events of default and in the event of a default that was not subsequently cured or waived, the interest rate would increase to a rate of 15% per annum and, at the option of RimAsia and upon notice, the entire unpaid principal balance together with all accrued interest thereon would be immediately due and payable.  The notes or any portion thereof could be prepaid at any time and from time to time at the discretion of the Company without premium or penalty. On April 9, 2009 these notes and the related accrued interest were repaid from the proceeds of an $11 million offering of units consisting of shares of the Company’s Series D Convertible Redeemable Preferred Stock and warrants to purchase shares of Common Stock.
.
The Company has financed certain insurance polices and has notes payable at June 30, 2009 in the amount of $38,798 related to these policies. These notes require monthly payments and mature in less than one year.

Note 5 – Convertible Redeemable Preferred Stock
In April 2009, the Company completed a private placement financing totaling $11 million (the “April 2009 Private Placement”).  This financing consisted of the issuance of 880,000 units priced at $12.50 per unit, with each unit (the “Series D Units”) consisting of one share of the Company’s Series D Convertible Redeemable Preferred Stock (the “Series D Stock”) and ten warrants with each warrant to purchase one share of Common Stock (the “Series D Warrants”). A total of 880,000 shares of Series D Stock and 8,800,000 Series D Warrants were issued. In June 2009, with a final closing on July 6, 2009, the Company completed an additional private placement financing totaling approximately $5 million with net proceeds of $4,679,220 (the “June 2009 Private Placement”).  This financing consisted of the issuance of 400,280 Series D Units priced at $12.50 per unit, and a total of 400,280 shares of Series D Stock and 4,002,800 Series D Warrants were issued. The Company paid $324,280 in fees and issued 12,971 Series D Units to agents that facilitated the June 2009 Private Placement. The Series D Units issued to the selling agents were comprised of 12,971 shares of the Series D Stock and 129,712 Series D Warrants. Upon the affirmative vote of holders of a majority of the voting power of the Company’s Common Stock required pursuant to the Company’s Amended and Restated By-Laws and the NYSE Amex, each share of Series D Stock will automatically be converted into ten (10) shares of Common Stock at an initial conversion price of $1.25 per share based on an original issue price of $12.50 per share; provided that if by October 31, 2009 such affirmative vote is not achieved, the Company must redeem all shares of Series D Stock at a redemption price per share of $12.50 plus the accrued dividends as of such date.  The total cash required to redeem the Series D Stock is $16,165,638 plus accrued dividends.  The Series D Stock has an accruing dividend of ten percent (10%) per annum, payable (i) annually in cash on April 9th, provided that the shares of Series D Stock remain outstanding on such date or (ii) upon a liquidation, dissolution or winding up of the Company.  The Series D Stock (i) ranks senior to all of the Company’s capital stock with respect to the payment of dividends and to the distribution of assets upon liquidation, dissolution or winding up, (ii) does not have any voting rights, (iii) does not have any anti-dilution protection other than standard protection for stock splits and combinations, and (iv) does not have any preemptive rights.   By June 30, 2009 the Company had received $4,304,220 of the net proceeds from the June 2009 Private Placement and the balance of $375,000 was received on July 6, 2009. The Company has accounted for the issuance of all Series D Stock and Series D Warrants in the June 2009 Private Placement as of June 30, 2009, and the $375,000 which was received on July 6, 2009 has been recorded as a receivable due from a related party (Fullbright Finance Limited, a beneficial holder of more than 5% of the Company’s stock, participated in a Series D closing in the amount of $425,000 in June 2009 and then made an additional investment of $375,000 which closed on July 6, 2009; the Company understands that all securities purchased by Fullbright in the June 2009 Private Placement were pledged to RimAsia, a principal stockholder in the Company). The combined net proceeds from the two private placements were $15,679,220. Since the April and June 2009 Private Placements represent a combination of equities we are required to account for the value of all equity securities associated with these private placements and assign a portion of the  net proceeds received to each equity instrument. We apportioned and assigned the net proceeds of the two private placements as follows: the value assigned to the Series D Stock was $7,685,768, which includes the contingent value of the beneficial conversion to common stock of $6,618,000, and the value assigned to the Series D Warrants was $7,983,452.

The  Series D Warrants have a per share exercise price equal to $2.50 and are callable by the Company if the common stock trades at a price equal to not less than $3.50 for a specified period of time.  Subject to the affirmative vote of the Company’s shareholders and the rules of the NYSE Amex, the Series D Warrants will become exercisable for a period of five years.

Note 6 - Stockholders’ Equity
Common Stock:
In January 2009, the Company entered into an agreement with a physician who was retained as a consultant.  The term of this agreement is January 2009 through December 31, 2011.  As part of the consideration for providing services, the physician is to receive $24,000 annually, by the issuance of shares of the Company’s Common Stock under the Company’s 2003 Equity Participation Plan, as amended (the “2003 Equity Plan”) in equal monthly installments of $2,000 on the last day of each month during the term of the agreement at a per share purchase price equal to the closing price of the Common Stock on the last day of each month, which payment shall be made in cash in the event shares under the 2003 Equity Plan or any successor plan are unavailable.  During the three and six months ended June 30, 2009, 7,984 and 12,033 shares of Common Stock were issued, respectively, to the physician pursuant to this agreement. The issuance of Common Stock resulted in charges to operations for the three and six months ended June 30, 2009 of $6,000 and $11,998, respectively.

In January 2009, the Company entered into an agreement with a consultant which has been providing investor relations services to the Company since 2005, pursuant to which this consultant was retained to provide additional investor relations/media relations services from January 1, 2009 to May 31, 2009.  In consideration for providing services under this agreement, the Company agreed to issue to the consultant an aggregate of 40,000 shares of restricted Common Stock, to vest as to 8,000 shares on the last day of each month of January through May 2009. The issuance of such securities was subject to the approval of the NYSE Amex, which approval was obtained in May 2009. The stock issued to this consultant had a value of $27,600 of which $11,040 and $27,600 were charged to operations during the three and six months ended June 30, 2009, respectively, based on the vesting of the Common Stock.

In January 2009, the Company issued to its grant consultant, 20,000 shares of restricted Common Stock, with a value of $13,800 as a bonus under the consultant’s Consulting Agreement with the Company dated February 8, 2008, in consideration for such consultant being instrumental in securing the Company’s inclusion in the Department of Defense Fiscal Year 2009 Appropriations Bill in the net amount of approximately $680,000.  The issuance of such securities was subject to the approval of the NYSE Amex, which approval was obtained in January 2009.  The Company has entered into a new consulting agreement with this grant consultant for a one-year term commencing as of January 1, 2009.  In consideration for services, the consultant will be issued shares of the Company’s restricted Common Stock equal to a value of $60,000 based on the closing price of the Company’s Common Stock on the date of execution of the agreement, which has been determined to be 67,416 shares, to vest as to one-half of such shares on June 30, 2009 and the remaining one-half of such shares on December 31, 2009.  The issuance of such securities was subject to the approval of the NYSE Amex, which approval was obtained in May 2009. For the three and six months ended June 30, 2009 the Company has recognized $15,000 and $30,000, respectively, as an operating expense relating to these shares.

In January 2009, the Company issued to a marketing consultant 12,000 shares of restricted Common Stock, with a value of $8,280, pursuant to the terms of a three month consulting agreement entered into in October 2008, scheduled to vest pursuant to the agreement as to 4,000 shares at the end of each 30 day period during the term.  The issuance of such securities was subject to the approval of the NYSE Amex, which approval was obtained in January 2009. The issuance of Common Stock resulted in charges to operations for the three and six months ended June 30, 2009 of $0 and $8,280, respectively.

In January 2009, the Company issued to a member of its Scientific Advisory Board 20,000 shares of Common Stock under the 2003 Equity Plan, with a value of $15,000, in consideration of this individual’s contribution to a special project related to the design of a cardiac stem cell clinical trial for end stage cardiomiopathy anticipated to be conducted in the People’s Republic of China. The issuance of Common Stock resulted in charges to operations for the three and six months ended June 30, 2009 of $0 and $15,000, respectively.

In February 2009, the Company entered into a consulting agreement with a one year term commencing March 1, 2009, with a physician to provide services to the Company including providing medical expertise in the areas of apheresis and laboratory medicine and to serve (as needed) as medical director for centers in the Company’s stem cell collection center network as well as other related activities, in partial consideration for which the physician is to receive a one-time payment of 10,000 shares of Common Stock under the 2003 EPP, which shares were issued as of February 2009.  These shares had a value of $8,000. The issuance of Common Stock resulted in charges to operations for the three and six months ended June 30, 2009 of $0 and $8,000, respectively.

In March 2009, the Company entered into an agreement with a consultant, pursuant to which this consultant was retained to provide additional financial market related services for a three month period.  In partial consideration for providing services under this agreement, the Company agreed to issue to the consultant an aggregate of 25,000 shares of restricted Common Stock, with a value of $17,250, to vest as to one-third of the shares at the end of each monthly period during the term. The issuance of such securities was subject to the approval of the NYSE Amex, which approval was obtained in May 2009. Based on these vesting terms, the Company has recognized $11,500 and $17,250 as an operating expense in the three and six months ended June 30, 2009, respectively.  This consultant was also issued a five year warrant to purchase 25,000 shares of restricted Common Stock at a per share exercise price of $1.00, with a value of $16,867. (See Warrants below).

In April 2009, the Company entered into an agreement with a consultant to provide financial market related services to the Company.  In partial consideration for providing services under this agreement, the Company agreed to issue to the consultant an aggregate of 20,000 shares of Common Stock, with a value of $19,800. The issuance of such securities was subject to the approval of the NYSE Amex, which approval was obtained in May 2009.  The Company has recognized $19,800 as an operating expense in the three and six months ended June 30, 2009, respectively.

In April 2009, the Company entered into an agreement with a consultant to provide support services in connection with our pending Merger to the Company.  In partial consideration for providing services under this agreement, the Company agreed to issue to the consultant an aggregate of 10,000 shares of Common Stock, with a value of $11,800. The issuance of such securities was subject to the approval of the NYSE Amex, which approval was obtained in May 2009. The Company has recognized $11,800 as an operating expense in the three and six months ended June 30, 2009, respectively.

In May 2009, the Compensation Committee of the Board of Directors approved awards under a Board of Directors Compensation Plan to members of the Board acting in their capacity as Board members and to the Board Secretary, which included the issuance of  options under the Company’s newly adopted 2009 Equity Compensation Plan (the “2009 Equity Plan”) and the authorization for the Chairs of the Board and Board Committees  to be issued for each Chair they hold, either $25,000 or 25,000 shares of fully vested Common Stock under the 2009 Equity Plan.  Accordingly, an aggregate of $50,000 was paid and 50,000 shares of Common Stock were awarded.  The Common Stock issued had a value of $97,500 which was charged to operations during the quarter ended June 30, 2009.

In May 2009, the Company entered into a one month agreement with a consultant to provide consulting services in the area of pharmaceutical research and the development of strategic transactions.  In partial consideration for providing services under this agreement, the Company issued to the consultant 6,250 shares of Common Stock.  The Common Stock issued had a value of $11,876 which was charged to operations during the quarter ended June 30, 2009. The consultant joined the Company as its Vice President, Drug Development and Regulatory Affairs in July 2009.

Warrants:
The Company has issued common stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company. A total of 18,262,204 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of June 30, 2009 at prices ranging from $.50 to $8.00 and expiring through June 2014.

In February 2009, the Company issued to a consultant a five year warrant to purchase 5,000 shares of Common Stock at a purchase price of $1.40 per share, with a value of $3,338. This warrant was issued in consideration of services rendered after the expiration of an October 2007 consulting agreement with the Company pursuant to which this consultant was engaged to create marketing materials for our sales and marketing staff. The issuance of this warrant was approved by the NYSE Amex and vested on issuance.

In March 2009, the Company entered into an agreement with a consultant to provide financial market related services for a three month period beginning March 2009.  As partial consideration for providing services under this agreement, the Company agreed to issue to the consultant a five year warrant to purchase 25,000 shares of restricted Common Stock at a per share exercise price of $1.00, with a value of $16,867, vesting in its entirety at the end of the term.   The issuance of such securities was subject to the approval of the NYSE Amex, which approval was obtained in May 2009. The Company recognized $11,245 and $16,867 as an operating expense for the three and six months ended June 30, 2009, respectively.

In the Company’s August 2007 public offering, units were issued comprised of shares of the Company’s Common Stock, and Class A warrants to purchase an aggregate of 635,000 shares of Common Stock.  The Company also issued to its underwriter group warrants (the “Underwriter Warrants”) to purchase an aggregate of 95,250 shares of Common Stock.  The Class A Warrants were issued pursuant to the terms of a Restated Warrant Agreement made as of August 14, 2007 between the Company and the Class A Warrant agent.  The Underwriter Warrants were issued individually to each member of the underwriting group.  The Underwriter Warrants had a higher exercise price ($6.50) than that of the Class A Warrants, and unlike the Class A Warrants, could not be exercised for a period of one year from the date of issuance and contained provisions for cashless exercise. In September, 2008 the Company made the determination that certain of the Underwriter Warrants totaling 86,865 shares of Common Stock, should be accounted for as a derivative liability and reported on our balance sheet as such. Upon the closing of our August 2007 public offering the fair value and thus the derivative liability value of these certain Underwriter Warrants was $195,551. At December 31, 2008 the derivative liability value associated with these certain Underwriter Warrants was $0 and at June 30, 2009 the derivative liability value of these Underwriter Warrants was $42,892 and has been reflected as an accrued liability on our balance sheet.

In the April and June 2009 Private Placements (described in Note 5 - Redeemable Preferred Stock, above), as part of the Series D Units issued at $12.50 per unit, the Company issued 8,800,000 Series D Warrants, and 4,002,800 Series D Warrants, respectively, to investors, each to purchase one share of Common Stock.  The Company also issued 129,712 Series D Warrants to selling agents that facilitated the June 2009 Private Placement.  The  Series D Warrants have a per share exercise price equal to $2.50 and are callable by the Company if the Common Stock trades at a price equal to not less than $3.50 for a specified period of time.  Subject to the affirmative vote of the Company’s shareholders and the rules of the NYSE Amex, the Series D Warrants will become exercisable for a period of five years.  The combined net proceeds from the two private placements were $15,679,220. Since the April and June 2009 Private Placements represent a combination of equities we are required to account for the value of all equity securities associated with these private placements and assign a portion of the net proceeds received to each equity instrument. We apportioned and assigned the net proceeds of the two private placements as follows: the value assigned to the Series D Stock was $7,685,768, which includes the contingent value of the beneficial conversion to common stock of $6,618,000, and the value assigned to the Series D Warrants was $7,983,452.

On May 1, 2009, the Company entered into a three year consulting agreement effective March 3, 2009 (the “Effective Date”) whereby the consultant would provide to the Company consulting services in the area of stem cell therapy in orthopedics for the development of business in Asia.  Pursuant to this agreement, as partial compensation for such services, the Company agreed to issue to this consultant a warrant to purchase up to an aggregate of 24,000 shares of Common Stock at an exercise price of $0.50 (the closing price of the Common Stock on the Effective Date) which shall vest and become exercisable as to one-third of such shares on each of the first, second and third anniversaries of the Effective Date.  The value of such warrants is approximately $27,300.  The issuance of such securities is subject to the approval of the NYSE Amex.

Warrant activity is as follows:

	Number of Shares	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance December 31, 2008	5,322,333	$0.50 - $8.00	$3.66
Granted	12,986,512		2.49
Exercised	-
Expired	(46,641)		9.07
Cancelled	-
Balance June 30, 2009	18,262,204	$0.50 - $8.00	$2.82	4.53	$1,170,956

		Number	Weighted Average Remaining	Number
Exercise Price		Outstanding June 30, 2009	Contractual Life (years)	Exercisable June 30, 2009
$0.50 to	$3.02	16,252,221	4.70	3,141,546
$3.02 to	$5.27	184,250	2.66	184,250
$5.27 to	$7.51	802,761	3.19	802,761
$7.51 to	$8.00	1,022,972	3.14	1,022,972
		18,262,204		5,151,529

Options:
The Company’s 2003 Equity Participation Plan (the “2003 Equity Plan”) and newly approved 2009 Equity Compensation Plan (the “2009 Equity Plan”) permit the grant of share options and shares to its employees, directors, consultants and advisors for up to an aggregate of 6,300,000 shares of Common Stock as stock-based compensation.  All stock options under the 2003 Equity Plan and the 2009 Equity Plan are generally granted at the fair market value of the Common Stock at the grant date. Stock options vest either on the date of grant, ratably over a period determined at time of grant, or upon the accomplishment of specified business milestones, and generally expire 10 years from the grant date.

On May 8, 2009, the stockholders of the Company at its annual meeting of stockholders adopted the 2009 Equity Plan, which previously had been approved by the Board of Directors subject to stockholder approval on April 9, 2009.  The 2009 Equity Plan makes up to 3,800,000 shares of Common Stock of the Company available for issuance to employees, consultants, advisors and directors of the Company and its subsidiaries pursuant to incentive or non-statutory stock options, restricted and unrestricted stock awards and stock appreciation rights.

The 2003 Equity Plan and the 2009 Equity Plan are sometimes collectively referred to as the Company’s “U.S. Equity Plan.”

Effective January 1, 2006, the Company’s U.S. Equity Plan has been accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

The Company's results included share-based compensation expense of $1,338,617 and $556,802 for the three months ended June 30, 2009 and 2008, respectively and $1,398,387 and $1,202,223 for the six months ended June 30, 2009 and 2008, respectively. Such amounts have been included in the consolidated statements of operations within general and administrative expenses.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award and those options that vested upon the accomplishment of business milestones. Options vesting on the accomplishment of business milestones will not be recognized for compensation purposes until such milestones are accomplished. At June 30, 2009 there were options to purchase 275,000 shares outstanding that will vest on the accomplishment of certain business milestones.

The weighted average estimated fair value of stock options granted in the three months ended June 30, 2009 and 2008 were $1.96 and $1.12, respectively and for the six months ended June 30, 2009 and 2008 the weighted average estimated fair value of stock options granted were $1.96 and $1.52, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During the six months ended June 30, 2009 and the years ended 2008, 2007 and 2006, the Company took into consideration the guidance under SFAS 123(R) and SAB No. 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees.  Previously such assumptions were determined based on historical data.

The range of assumptions made in calculating the fair values of options are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected term (in years)	10	10	10	10

Expected volatility	195% to 217%	100% to 140%	195% to 217%	100% to 140%

Expected dividend yield	0%	0%	0%	0%

Risk-free interest rate	3.35% to 3.81%	3.83% to 4.19%	3.35% to 3.81%	3.64% to 4.19%

Stock option activity under the US Equity Plan is as follows:

	Number of Shares (1)	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance December 31, 2008	1,725,300	$0.71 - $25.00	$3.96
Granted	850,000		1.98
Exercised	-
Expired	(2,000)		7.00
Cancelled	(7,500)		1.00
Balance June 30, 2009	2,565,800	$0.71 - $25.00	$3.31	8.62	$279,845
Vested and Exercisable at June 30, 2009	2,094,300		$3.38	8.52	$224,395

(1)  — All options are exercisable for a period of ten years.

		Number	Weighted Average Remaining	Number
Exercise Price		Outstanding June 30, 2009	Contractual Life (years)	Exercisable June 30, 2009
$0.71 to	$4.17	1,674,500	9.25	1,368,000
$4.17 to	$7.63	800,200	7.61	639,200
$7.63 to	$11.08	50,000	6.46	46,000
$11.08 to	$14.54	3,000	4.67	3,000
$14.54 to	$25.00	38,100	6.02	38,100
		2,565,800		2,094,300

Options are usually granted at an exercise price at least equal to the fair value of the Common Stock at the grant date and may be granted to employees, directors, consultants and advisors of the Company.

As of June 30, 2009, there was approximately $1,392,179 of total unrecognized compensation costs related to unvested stock option awards of which $424,594 of unrecognized compensation expense is related to stock options that vest over a weighted average life of 1.27 years. The balance of $967,584 of unrecognized compensation costs is related to stock options that vest based on the accomplishment of business milestones.

	Options	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2008	435,250	$2.93
Issued	850,000	1.96
Expired	(2,000)	7.00
Canceled	(7,500)	1.00
Vested	(804,250	1.90
Exercised	-
Non-Vested at June 30, 2009	471,500	$2.96
The total value of shares vested during the six months ended June 30, 2009 was $1,398,387.

The number of remaining shares authorized to be issued for the U.S. Equity Plan is as follows

Shares authorized for Issuance under the 2003 Equity Plan	2,500,000
Shares authorized for Issuance under the 2009 Equity Plan	3,800,000
Options Outstanding	(2,565,800)
Common Stock Issued	(834,185)
Options Exercised	(2,500)
Remaining shares authorized to be issued as of June 30, 2009	2,897,515

Note 7 - Segment Information
Historically, the Company’s operations have been conducted in only one geographical segment and since March 31, 2007 the Company has realized revenue only from the banking of adult autologous stem cells. In June, 2009 the Company established NeoStem (China), Inc. (“NeoStem China” or the “WFOE”) as a wholly foreign owned subsidiary of NeoStem. The WFOE is domiciled in Qingdao and under its scope of business approved by the Chinese regulatory authorities, the WFOE may engage in the research & development, transfer and technological consultation service of bio-technology, regenerative medical technology and anti-aging technology (excluding the development or application of human stem cell, gene diagnosis and treatment technologies); consultation of economic information; import, export and wholesaling of machinery and equipments (the import and export do not involve the goods specifically stipulated in/by state-operated trade, import & export quota license, export quota bidding, export permit, etc.). In furtherance of complying with PRC’s foreign investment prohibition on stem cell research and development, clinical trials and related activities, we conduct our current business in the PRC via two domestic variable interest entities. To date operations in China have been limited. Our segment data is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues earned from external customers:
United States	$31,600	$23,500	$76,700	$24,200
China	-	-	-	-

Income/(loss) from operations:
United States	$(3,856,400)	$(2,361,800)	$(5,539,000)	$(4,884,100)
China	$(1,086,700)	-	$(1,271,400)	-

Note 8 - Related Party Transactions
In order to move forward certain research and development activities, strategic relationships in various clinical and therapeutic areas as well as to support activities related to the Company’s proposed Merger and Share Exchange transactions, other initiatives in China as well as other ongoing obligations of the Company, on February 25, 2009 and March 6, 2009, respectively, the Company issued promissory notes to RimAsia Capital Partners , L. P. (“RimAsia”), a principal stockholder of the Company, in the principal amounts of $400,000 and $750,000, respectively.  The notes bore interest at the rate of 10% per annum and were due and payable on October 31, 2009, except that all principal and accrued interest on the Notes was immediately due and payable in the event the Company raised over $10 million in equity financing prior to October 31, 2009.  The notes contained standard events of default and in the event of a default that was not subsequently cured or waived, the interest rate would increase to a rate of 15% per annum and, at the option of RimAsia and upon notice, the entire unpaid principal balance together with all accrued interest thereon would be immediately due and payable.  The notes or any portion thereof could be prepaid at any time and from time to time at the discretion of the Company without premium or penalty. On April 9, 2009 these notes and the related accrued interest were repaid from the proceeds of the April 2009 Private Placement. In addition, April 9, 2009 NeoStem paid RimAsia $472,559 for reimbursement of funds advanced by RimAsia in connection with NeoStem’s expansion activities in China.

In order to accelerate the establishment of Qingdao Niao for research and development purposes in the PRC, in April 2009 Suzhou Erye Pharmaceuticals Company Ltd. (“Erye”) advanced in Renminbi the U.S. dollar equivalent of $176,000 to the shareholder of Qingdao Niao on our behalf.  In May 2009 we repaid the amount of $176,000 to Erye.  Erye is owned 51% by CBH (with which we have entered into the Merger Agreement) and 49% by Erye Economy and Trading Co. Ltd (of which Fullbright Finance Limited, a beneficial holder of more than five percent of the Company’s stock, is a wholly-owned subsidiary).

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

As part of the stem cell initiatives undertaken by NeoStem, on June 15, 2009, NeoStem signed a ten-year, exclusive, royalty bearing agreement with Enhance BioMedical Holdings Limited (“Enhance”) to provide Enhance with the training, technical, and other assistance required for Enhance to offer stem cell based therapies in Taiwan, Shanghai, and five other provinces in eastern China including Jiangsu, Zhejiang, Fujian, Anhui and Jiangxi. This agreement also gives NeoStem the option to acquire up to a 20% fully diluted equity interest in Enhance for a period of five years. NeoStem will receive certain milestone payments as well as be entitled to a stated royalty on the revenues derived from Enhance’s offering these stem cell based therapies.  Enhance was an investor in the April 2009 Private Placement, pursuant to which it purchased $5 million of Series D Units, and thus acquired 400,000 shares of Series D Stock (convertible into 4,000,000 shares of Common Stock upon stockholder approval) and 4,000,000 Series D Warrants, each to purchase one share of Common Stock at an exercise price of $2.50 per share (to become exercisable upon stockholder approval).

Note 9 – Commitments
The Company has entered into an agreement for the lease of executive office space from SLG Graybar Sublease LLC (the “Landlord”) at Suite 450, 420 Lexington Avenue, New York, with a lease term effective April 1, 2009 through June 30, 2013 (the “Lease”).  Rental, storage and utility payments are currently in the aggregate approximate monthly amount of $20,600.  To help defray the cost of the Lease, the Company has licensed to third parties the right to occupy certain of the offices in Suite 450 and use certain business services.  Such license payments currently total approximately $11,360 per month and the license agreements are for periods of one year or less.  The CEO of one such licensee, Promethean Corporation, is in an exclusive relationship with the Company’s CEO. The Lease was entered into pursuant to an assignment and assumption of the original lease from the original lessor thereof, DCI Master LDC (the lead investor in a private placement by the Company in June 2006) and affiliates of DCI Master LDC and Duncan Capital Group LLC (a former financial advisor to and an investor in the Company), for which original lease a principal of such entities acted as guarantor (the “Guarantor”), a consent to such assignment from the Landlord and a lease modification agreement between the Company and the Landlord, such documents being dated April 13, 2009 with effective delivery April 17, 2009.  The Company was credited with an amount remaining as a security deposit with the Landlord from such original lessor (the “Security Deposit Credit”), was required to deposit an additional amount with the Landlord to replenish the original amount of security for the Lease and pay an amount equal to the Security Deposit Credit to the Guarantor of the original lease.  The total payments made by the Company for such security deposit and payment of the Security Deposit Credit to the Guarantor were in the approximate aggregate amount of $157,100. Richard Berman, a director of the Company, utilizes an office in Suite 450 in his capacity as a member of the Company’s Audit Committee and Chairman of the Company’s Compensation and Nominating Committees, and for other business purposes.

In May 2009, Qingdao Niao, the Chinese domestic company controlled by the WOFE, NeoStem China,  through various business arrangements, entered into leases with Beijing Zhong-guan-cun Life Science Park Development Corp., Ltd. pursuant to which Qingdao Niao is leasing laboratory, office and storage space in Beijing for the aggregate monthly amount of approximately $23,000.  Lease payments are due quarterly in advance, and upon entering into the lease a three month security deposit was required in addition to the first quarterly payment.  The term of the leases is for approximately three years.

Note 10 - Subsequent Events
The following are the subsequent events that management believes materially effect the financial position or results of operations or are otherwise informative to the reader of these financial statements from July 1, 2009 to August 12, 2009.

As of July 1, 2009, the Company entered into an Amendment No. 1 to Agreement and Plan of Merger with China Biopharmaceuticals Holdings, Inc. (“CBH”), China Biopharmaceuticals Corp., CBH’s wholly-owned subsidiary (“CBC”) and CBH Acquisition LLC, NeoStem’s wholly-owned subsidiary.  Pursuant to the terms of the Amendment:

•
The number of shares of NeoStem Common Stock to be issued to the CBH Common Stockholders was reduced to an aggregate of 7,150,000 shares (such that the Exchange Ratio in the Merger will be 0.19255), with no additional shares being escrowed;

•
The number of shares to be issued to RimAsia Capital Partners, L.P. ("RimAsia") will be increased to 6,458,009 shares of Common Stock and 8,177,512 shares of NeoStem Series C Convertible Preferred Stock, each with a liquidation preference of $1.125 and convertible to shares of NeoStem Common Stock at an initial conversion price of $.90 (with the Class B warrants to be issued to RimAsia eliminated),  in exchange for certain advances made or to be made by RimAsia and described below;

•
125,000 shares of NeoStem Common Stock will be issued to Erye Economy and Trading Co. Ltd. (“EET”) (the 49% holder of Suzhou Erye Pharmaceuticals Company Ltd. (“Erye”), 51% of which is owned by CBH and which 51% will be acquired by NeoStem in the Merger) or its designee for assistance in effectuating the Merger;

•
The number of shares to be issued to Steven E. Globus and Chris Mao, respectively a director and CEO of CBH, in exchange for satisfaction of loans made by them to CBH, shall be reduced to an aggregate of approximately 17,158 shares;

•
Conditions to closing were amended to (a) add a condition that in order to satisfy its obligations under a memorandum of understanding with EET, CBH shall have caused Erye to transfer the land and building for its principal manufacturing facility to EET or its affiliate for a sum to be agreed upon, and for EET or its affiliate to lease that facility back to Erye at a nominal fee for a term through construction of Erye's new manufacturing facility and until such date as Erye’s new facility is completed and fully operational (which transaction will remove a significant asset from the CBH balance sheet) and (b) provide that instead of a spinoff of the CBC shares as a liquidating distribution to the shareholders of CBH, such shares may be privately sold or transferred to a liquidating trust;

•
Eric Wei (a principal of RimAsia) will be added to the current NeoStem Board of Directors after the Merger is effected, and thereafter, Shi Mingsheng (a principal of EET and Fullbright and a current director of CBH) will also be added after receipt of PRC approvals;

•	Privately issued NeoStem warrants outstanding immediately prior to the closing of the Merger shall be amended to reduce their exercise price if the current exercise price is $4.00 and above;
•
The Compensation Committee of NeoStem’s Board of Directors may in lieu of lowering the exercise price of outstanding options to $.80 as provided in the original merger agreement, lower the exercise price to a price which is greater than $.80 (but not less than fair market value) and provide alternative cash or equity consideration to eligible NeoStem employees, directors, advisors and consultants;

•	The outside date for completion of the Merger is extended to October 31, 2009.

Additionally, as of July 1, 2009, NeoStem, CBH, CBC and RimAsia, which is a significant investor in the Company and CBH, entered into a Funding Agreement pursuant to which it was agreed that RimAsia shall supply additional funding to both NeoStem and CBH in an amount up to $1.6 million (including approximately $1 million advanced to date), which amount shall be deemed settled upon its receipt of the increased amount of NeoStem securities described above to be received by RimAsia as part of the Merger consideration.  If less than $1.6 million has been advanced at that time, the difference shall be paid to NeoStem at the closing of the merger.  In the event the Merger has not received shareholder approval by October 31, 2009, NeoStem is required to repay RimAsia all payments incurred or made by RimAsia on behalf of NeoStem.

On July 6, 2009, the Company entered into an employment agreement with Alan Harris, M.D., Ph.D. (the “Employment Agreement”), pursuant to which Dr. Harris will serve as the Company’s Vice President of Drug Development and Regulatory Affairs for a period of three years from July 6, 2009 (the “Commencement Date”), unless such term is earlier terminated by Dr. Harris or the Company in accordance with the provisions of the Employment Agreement.  In this capacity, Dr. Harris will be responsible for overseeing the research, development and regulatory activities of the Company; overseeing the regulatory activities of the Company; assisting in the preparation and submission of grant applications for funding; advancing the Company’s intellectual property portfolio, as well as other activities.  In consideration for his services to the Company, Dr. Harris shall receive a fixed annual salary of $240,000 and shall be entitled to participate in the Company’s compensation and employee benefit plans and programs.

On the Commencement Date, Dr. Harris was granted an option to purchase 150,000 shares of the Company’s Common Stock under the Company’s 2009 Equity Plan at an exercise price equal to the closing price of the Common Stock on the date of grant.  The option vests as to 50,000 shares immediately and as to the remaining 100,000 shares on the one year anniversary of the Commencement Date.  Upon (i) shareholder approval of the proposal to expand the option pool available under the 2009 Equity Plan and (ii) the consummation of the Merger with CBH, Dr. Harris shall be granted an option to purchase 200,000 shares of Common Stock at an exercise price equal to the closing price of the Common Stock on the date of grant.  This option shall vest as to 100,000 shares on the second anniversary of the Commencement Date and as to the remaining 100,000 shares on the third anniversary of the Commencement Date.  The options granted to Dr. Harris shall be subject to written option grant agreements.  In the event Dr. Harris is terminated other than for Cause (as defined in the Employment Agreement) within thirty days of a vesting date, the vesting of the applicable shares of Common Stock shall accelerate.

Additionally, upon the achievement of certain Milestones as set forth in the Employment Agreement, Dr. Harris shall receive a cash bonus of $15,000, payable within thirty days of the achievement of a Milestone.  Dr. Harris shall also receive (i) reimbursement of $1,500 per month for health benefits; (ii) a $1,000 per month car allowance; and (iii) reimbursement for all reasonable travel and other reasonable expenses (in accordance with the Company’s policy) incurred by him in connection with the performance of his duties and obligations under the Employment Agreement.

The Company may terminate Dr. Harris’ employment prior to the expiration of the three-year term immediately upon written notice to Dr. Harris.  Dr. Harris may terminate his employment with the Company upon sixty days prior written notice.  If the Company terminates Dr. Harris’ employment other than for Cause (as defined in the Employment Agreement), the Company shall pay Dr. Harris severance equal to two months of base salary, payable on Dr. Harris’ regular payroll dates.  Except as describe above, Dr. Harris’ options shall not vest beyond his termination date.  No other payments shall be made, or benefits provided, to Dr. Harris by the Company except as otherwise required by law.

Dr. Harris previously executed a Confidentiality, Non-Compete and Inventions Assignment Agreement pursuant to which Dr. Harris agreed to be bound by certain non-compete provisions and certain non-solicitation provisions during the term of his employment with the Company.

On July 8, 2009, pursuant to a letter agreement (the “Letter Agreement”) entered into with Catherine M. Vaczy, Esq., the Vice President and General Counsel the Company, the Company reinstated and extended Ms. Vaczy’s employment agreement dated January 26, 2007, which employment agreement was amended on January 9, 2008 and August 29, 2008 (the “Original Agreement”).  The Letter Agreement was effective as of July 8, 2009 (the “Effective Date”) and continues for a one year term (the “Term”).  In consideration for Ms. Vaczy’s services during the Term, Ms. Vaczy shall receive a base salary of $182,500.

Upon the Effective Date, Ms. Vaczy shall receive (i) a stock award under the Company’s 2009 Equity Plan for 25,000 shares of Common Stock and (ii) an option grant for 200,000 shares of Common Stock under the Company’s 2009 Equity Plan with an exercise price equal to the closing price of the Common Stock on the date of grant, which option shall vest with respect to 100,000 shares on the Effective Date and with respect to the remaining 100,000 shares upon shareholder approval of the Company’s proposed Merger with CBH.  Options granted to Ms. Vaczy shall remain exercisable for a period of two years following her termination of employment with the Company.

Additionally, upon shareholder approval of (i) the proposal to expand the option pool available under the 2009 Equity Plan and (ii) the merger with CBH, Ms. Vaczy shall be granted an option for 100,000 shares of Common Stock, which option shall vest in full on the first anniversary of the Effective Date.  Ms. Vaczy shall also be entitled to a $5,000 cash bonus upon the achievement of each of two stated business milestones.  Pursuant to the Letter Agreement, any severance payments to which Ms. Vaczy may become entitled under her Original Agreement shall be based upon her then-current salary for a three-month period.

On July 8, 2009, the Company granted under its 2009 Equity Plan to certain employees, directors, consultants and advisors, (i) options to purchase an aggregate of 1,330,000 shares of Common Stock at a per share exercise price equal to $1.71 which was the closing price of the Common Stock on the date of grant and (ii) an aggregate of 525,000 shares of Common Stock.  A total of 900,000 options and 525,000 shares were granted to officers and a director.  In lieu of cash bonuses to certain officers, the Company has agreed to pay taxes associated with the issuances of the shares of Common Stock granted to the officers in a total amount estimated to be $583,400.

On July 13, 2009, the Company terminated in accordance with the terms thereof the Share Exchange Agreement dated November 2, 2008 (the "Share Exchange Agreement") by and between NeoStem, China StemCell Medical Holding Limited, a Hong Kong company (the "HK Entity"), Shandong New Medicine Research Institute of Integrated Traditional and Western Medicine Limited Liability Company, a China limited liability company (the "Institute Co. ") (its preexistence is Shandong New Medicine Research Institute of Integrated Traditional and Western Medicine, “Institute”), Beijing HuaMeiTai Bio-technology Limited Liability Company (“WFOE”) and Zhao Shuwei (“HK Shareholder”).  The Share Exchange Agreement provided for a transaction whereby NeoStem would acquire rights in the Institute Co. in connection with NeoStem's planned expansion into the PRC.  As a result of the termination, the Company will be relieved of issuing the 5,000,000 shares of its Common Stock that would have been issued under the Share Exchange Agreement.   Beginning in 2009, NeoStem embarked on other activities to expand its operations into the PRC through a stem cell division that will be in place of closing on the transactions contemplated by the Share Exchange Agreement.  As a result on July 13, 2009, NeoStem terminated the Share Exchange Agreement and is in discussions regarding the possibility of acquiring an option to purchase the Institute Co. during the next three years.

On July 15, 2009, the Company filed with the SEC a Proxy Statement/Registration Statement on Form S-4 in connection with the Merger.

In July 2009, in connection with NeoStem’s determination to terminate its proposed Share Exchange transaction in favor of independently building out its stem cell business in China, NeoStem expanded its relationship with Shandong Life Science and Technology Research Institute (“SLSI”), of which Dr. Cai Jianqian of the Shandong Provincial Association of Chinese Medicine is President, to provide for commitments from SLSI in addition to those agreed to effective April 23, 2009 (described below).  In return, NeoStem has agreed to grant to SLSI an additional 100,000 shares under its 2009 Non-U.S. Based Equity Plan (the “2009 Non-U.S. Plan”), subject to approval of the 2009 Non-U.S. Plan at the Company’s Special Meeting of Shareholders to be held in connection with the proposed Merger with CBH.  Previously, effective April 23, 2009, the Company had entered into a Consulting Agreement with SLSI.  Through SLSI, Dr. Cai Jianqian will provide consulting services to NeoStem in the area of business development, strategic planning and government affairs in the healthcare industry in the PRC, including the introduction of NeoStem to hospitals and medical practices within the PRC to advance NeoStem’s strategic relationships. In return, NeoStem will pay SLSI an annual fee of $100,000 and issue SLSI an aggregate of 250,000 options under the NeoStem, Inc. 2009 Non-U.S. Plan, subject to the approval of the 2009 Non-U.S. Plan at the Special Meeting, to become exercisable over approximately a two year period.  Dr. Cai Jianqian became acquainted with the Company through her son Chris Peng Mao, CEO of CBH.

On July 29, 2009, the Company amended the terms of its employment agreement with its Chief Executive Officer, Dr. Robin Smith to extend the term of Dr. Smith’s employment to December 31, 2011 and subject to consummation of the proposed Merger with CBH, awarded to Dr Smith a $275,000 cash bonus for 2009 and comparable minimum annual bonuses for 2010 and 2011.

Effective as of July 27, 2009, NeoStem (China), Inc., a wholly foreign owned subsidiary of the Company in China (the “WFOE”), entered into an employment agreement with Peter Sun (the “Employment Agreement”), pursuant to which Mr. Sun will serve as the WFOE’s General Manager for a period of three years from July 27, 2009 (the “Commencement Date”), unless such term is earlier terminated by Mr. Sun or the WFOE in accordance with the provisions of the Employment Agreement.  In this capacity, Mr. Sun will be responsible for overseeing the entire business, from the validation of WFOE’s business plan, to the execution of the WFOE’s strategy.  Pursuant to the Employment Agreement, in consideration for his services to the WFOE, Mr. Sun shall receive a fixed annual salary and a monthly allowance to cover various expenses incurred by him in connection with the performance of his duties and obligations under the Employment Agreement.  He shall also be entitled to receive employee benefits as required by Labor Contract Law of the People’s Republic of China (the “Chinese Labor Contract Law”).  Upon the approval by the Company’s shareholders of its proposed Merger with CBH and the Company’s 2009 Non-US Based Equity Compensation Plan (the “Non-U.S. Plan”), subject to the rules of the NYSE Amex and further subject to all the terms and conditions of the Non-U.S. Plan, Mr. Sun shall be granted a stated warrant under the Non-U.S. Plan at an exercise price equal to the closing price of the Common Stock on the date of grant, subject to approval of the Company’s Compensation Committee of Board which vests based on the achievement of certain milestones as set forth in the Employment Agreement.

The Company or Mr. Sun may terminate this Employment Agreement according to certain provisions of Chinese Labor Contract Law.  If Mr. Sun’s employment is terminated due to causes set forth under Chinese Labor Contract Law, the Company shall pay Mr. Sun the severance based on the number of years he has worked for the Company at the rate of one month’s wages for each full year worked.  Mr. Sun has also executed a Confidentiality and Non-Compete Agreement pursuant to which Mr. Sun agreed to be bound by certain non-compete provisions and certain non-solicitation provisions.

In July 2009, the WOFE entered into a cooperation agreement with NeoStem’s PRC consultant, Shandong Life and Science Institute, a not-for-profit organization under PRC law, to organize and convene various clinical trials. This agreement requires funding by the WOFE in the amount of RMB 5,000,000 (approximately $730,000).

In August 2009 the Company entered into an additional services agreement with PCT pursuant to which PCT will provide advice, drawings, documents, equipment lists and other deliverables in connection with developing the Beijing laboratory.  The Company is required to pay $60,000 to PCT for these services, $30,000 of which was paid upon execution of the agreement.  The Company agreed to pay an additional $15,000 to PCT in the event PCT completes the services on an expedited basis.

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

Proposed Merger; China Expansion

Additional risks and uncertainties relate to (i) the Company’s proposed merger transaction (“Merger”) pursuant to an Agreement and Plan of Merger with China Biopharmaceuticals Holdings, Inc., a Delaware corporation ("CBH"), China Biopharmaceuticals Corp., a British Virgin Islands corporation and wholly-owned subsidiary of CBH, and CBH Acquisition LLC, a Delaware limited liability company and wholly-owned subsidiary of NeoStem to acquire a 51% ownership interest in Suzhou Erye Pharmaceuticals Company Ltd., a Sino-foreign joint venture with limited liability organized under the laws of the People’s Republic of China; and (ii) the Company’s other expansion activities in China, that may cause actual future experience and results to differ materially from those discussed in these forward-looking statements. Important factors (i) related to the proposed Merger that might cause such a difference include, but are not limited to, (a) costs related to the Merger; (b) failure of the Company's or CBH’s stockholders to approve the Merger; (c) the Company's or CBH's inability to satisfy the conditions of the Merger; (d) the Company's inability to maintain its NYSE Amex listing; (e) the inability to integrate the Company’s and CBH's businesses successfully and grow such merged businesses as anticipated; (f) the need for outside financing to meet capital requirements; and (g) failure to have an effective Joint Venture Agreement satisfactory to the parties and regulatory authorities; (ii) related to the Company’s other initiatives in China that might cause such a difference include, but are not limited to, (a) costs related to funding these initiatives; (b) the successful application under Chinese law of the variable interest entity structure to  the Company’s business, which structure the Company is relying on to conduct its business in China due to the fact that the Catalogue Guiding Foreign Investment in Industries in China categorizes the stem cell business as a prohibited business in China; (c) the inability to integrate the Company and the business operations in China successfully and grow such merged businesses as anticipated; and (d) the need for outside financing to meet capital requirements; and (iii) related to each of the Merger and the Company’s other expansion activities in China, respectively, the other events and factors disclosed in the Company’s Current Reports on Form 8-K dated November 2, 2008 and July 2, 2009, respectively, relating to the Merger and expansion into China, respectively, and other risk factors discussed in Item 1A, “Risk Factors” contained in the Company’s Form 10-K and in other periodic Company filings with the SEC and disclosed in the Proxy Statement/Registration Statement on Form S-4 filed with the SEC in connection with the Merger. The Company’s filings with the Securities and Exchange Commission are available for review at www.sec.gov under “Search for Company Filings.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Initial participants in our collection center network have been single physician practices who opened collection centers in California, Pennsylvania and Nevada. Revenues generated by these early adopters have not been significant and are not expected to become significant. However, these centers have served as a platform for the development of NeoStem’s business model. Today NeoStem is focusing on multi-physician and multi-specialty practices joining its network in major metropolitan areas but continues to align with physicians that have a client base who have indicated a particular interest in stem cell collection and storage.  Toward this end, NeoStem signed an agreement in June 2008 for a New York City stem cell collection center to be opened by Bruce Yaffe, M.D., of Yaffe, Ruden and Associates, which facility became operational in November 2008. In July 2008, NeoStem signed an agreement for a Santa Monica, California based stem cell collection center to be opened by Stem Collect of Santa Monica LLC at The Hall Center.  This facility became operational in the fall of 2008. Additionally, NeoStem signed an agreement with Celvida LLC pursuant to which a Southern Florida stem cell collection center located in Coral Gables, a suburb of Miami, became operational in September 2008.  In March 2009, the Company signed an agreement to open a collection center with the Giampapa Institute for Anti-Aging Medical Therapy in Montclair, New Jersey. In addition, in May 2009 the Company entered into a collection agreement with Primary Caring of Malibu in California.

During 2008, parallel to growing the platform business and the efforts we undertook in that regard to establish a network of collection centers in certain major metropolitan areas of the United States to drive growth, we recognized the need to acquire a revenue generating business in the United States or abroad and began exploring acquisition opportunities of revenue generating businesses.

 In November 2008, NeoStem entered into the Merger Agreement with China Biopharmaceuticals Holdings, Inc. (“CBH”) to acquire the 51% interest in Suzhou Erye Pharmaceuticals Company Ltd. (“Erye”) a Sino-foreign limited liability joint venture organized under the laws of the PRC, which has been in business for more than 50 years and currently manufactures over 100 drugs on seven Good Manufacturing Practices (GMP) lines, including small molecule drugs. Erye specializes in research and development, production and sales of pharmaceutical products, as well as chemicals used in pharmaceutical products. The Merger Agreement was amended in July 2009.  Also in November 2008, NeoStem entered into the Share Exchange Agreement to obtain benefits from Shandong New Medicine Research Institute of Integrated Traditional and Western Medicine Limited Liability Company, a China limited liability company.  Subsequently, NeoStem decided to separately pursue its stem cell initiatives in China and in July 2009 terminated the Share Exchange Agreement and is in discussions with regard to acquiring an option to purchase these operations during the next three years. Subject to the fulfillment of various closing conditions (including stockholder approval), the Merger is currently anticipated to close no later than the fourth quarter of 2009.

The Company has begun other initiatives to expand its operations into China including with respect to technology licensing, establishment of stem cell processing and storage capabilities and research and clinical development.  RimAsia, a principal stockholder of the Company, has been facilitating certain of these efforts and has paid certain expenses that the Company has agreed to reimburse (approximately $473,000 of which was reimbursed out of the proceeds of the private placement financing of preferred stock and warrants in April 2009 which raised gross proceeds of $11 million, described below).  In connection with the expansion into China, the Company has established the WFOE and put in place variable interest entity arrangements with respect to each of Qingdao Niao and Beijing Research with respect to these activities (described below).  The Company believes that these activities will be sufficient to help the Company expand into the China market and shall be a substitute for its moving forward with closing the transactions under the Share Exchange Agreement.

In February and March 2009, in order to move forward certain research and development activities, strategic relationships in various clinical and therapeutic areas as well as to support activities related to the Merger Agreement and Share Exchange Agreement, and other ongoing obligations of the Company, the Company issued promissory notes (the “RimAsia Notes”) totaling $1,150,000 to RimAsia, which notes bore interest at a rate equal to 10% per annum and mature on October 31, 2009 except that they matured earlier in the case of an equity financing by the Company that raised in excess of $10,000,000. The RimAsia Notes plus accrued interest were paid in April 2009 (as described below).  Additionally, as of July 1, 2009, NeoStem, CBH, CBC and RimAsia, which is a significant investor in the Company and CBH, entered into a Funding Agreement pursuant to which it was agreed that RimAsia shall supply additional funding to both NeoStem and CBH in an amount up to $1.6 million (including approximately $1 million advanced to date), which amount shall be deemed settled upon its receipt of the increased amount of NeoStem securities to be received by RimAsia as part of the Merger consideration as agreed in the July amendment to the Merger Agreement.  If less than $1.6 million has been advanced at that time, the difference shall be paid to NeoStem at the closing of the Merger.  In the event the Merger has not received shareholder approval by October 31, 2009, NeoStem is required to repay RimAsia all payments incurred or made by RimAsia on behalf of NeoStem.

The Company has engaged in various capital raising activities to pursue its business opportunities.  In April and June of 2009, respectively, it raised gross proceeds of approximately $11 million and $5 million, respectively, through the private placement of its Series D Preferred Stock and Series D Warrants.

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

During the quarter ended March 31, 2009 the Company took steps to improve its cryopreservation operations and reduce its fixed overhead by entering into a four year agreement with Progenitor Cell Therapy LLC (“PCT”) to outsource cryopreservation operations to PCT. Prior to commencing these services, PCT agrees to provide certain preliminary services consisting of technology transfer and protocol review and revision to ensure that the processing and storage services are cGMP compliant.  The agreement sets forth agreed upon fees for the delivery of the services as well as providing for a one-time payment of $35,000 for the preliminary services associated with the transfer of the Company’s cryopreservation process  and standard operating practices to  PCT’s laboratory and incorporation into PCT’s existing standard operating practices.  An initial payment of $20,000 was paid upon commencement of services during the quarter ended March 31, 2009.  The transfer of cryopreservation operations was completed in April 2009, the final $15,000 was paid and the Company’s laboratory in Los Angeles was closed in June 2009. The Company does not anticipate any significant losses as a result of closing this laboratory. In addition, the Company believes the shifting of our cryopreservation activities from a fixed cost to a variable cost will allow the Company to utilize its cash in a more strategic fashion.

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

In connection with carrying out its expansion objectives in the PRC, NeoStem has recently established a wholly foreign owned subsidiary in China, known as NeoStem (China), Inc. (“WFOE”). The WFOE may engage in the research & development, transfer and technological consultation service of bio-technology, regenerative medical technology and anti-aging technology excluding the development or application of human stem cell, gene diagnosis and treatment technologies; consultation of economic information; import, export and wholesaling of machinery and equipments (the import and export do not involve the goods specifically stipulated in/by state-operated trade, import & export quota license, export quota bidding, export permit, etc.). In furtherance of complying with the PRC’s foreign investment prohibition on stem cell research and development, clinical trials and related activities, NeoStem’s current business in the PRC is conducted via two domestic variable interest entities (“VIEs”): Qingdao Niao Bio-Technology Ltd. (“Qingdao Niao”) and Beijing Ruijiao Bio-Technology Ltd. (“Beijing Ruijiao”), each a Chinese domestic company controlled by the WFOE through various business agreements.

To date, the WFOE has been capitalized in the total amount of approximately $2,900,000. The capital investment in the two VIEs is funded by NeoStem through the WFOE and recorded as interest-free loans to the shareholders of Qingdao Niao and Beijing Ruijiao. As of July 2, 2009, the total amount of interest free loans to these shareholders of the VIEs listed as above was approximately $300,000. The Company expects that the WFOE will require substantial additional funding in order for the Company to continue its expansion plans in China associated with its stem cell business.

In May 2009, Qingdao Niao entered into leases with Beijing Zhong-guan-cun Life Science Park Development Corp., Ltd. pursuant to which Qingdao Niao is leasing laboratory, office and storage space in Beijing for the aggregate monthly amount of approximately $23,000.  Lease payments are due quarterly in advance, and upon entering into the lease a three month security deposit was required in addition to the first quarterly payment.  The term of the leases is for approximately three years.

In June 2009, Qingdao Niao entered into a three year co-operation agreement with the Qingdao Second Sanatorium of Jinan Military Command (“Second Sanatorium”). As both a leading comprehensive hospital within the PLA network and as one of the principal healthcare centers in charge of ensuring the well-being of senior and retired military officials in China, Qingdao Second Sanatorium is a key player within the domestic anti-aging and cosmetics arena. Qingdao Niao intends to collaborate with Second Sanatorium to offer both stem cell based therapies for a variety of conditions as well as stem cell based anti-aging and cosmetics therapies.

In June 2009, Qingdao Niao entered into a co-operation agreement with Shandong Wendeng Orthopedic Hospital (“Wendeng Hospital”) to conduct and develop clinical research and the clinical application of autologous stem cells for the treatment of a variety of orthopedic conditions for a term of five years. Wendeng Hospital is considered to be one of the leading specialist orthopedic hospitals in China, with close to 90% of their inpatient capacity dedicated to orthopedic cases. Qingdao Niao intends to establish its first onshore patient treatment facility in collaboration with Wendeng Hospital.

In July 2009, the WOFE entered into a cooperation agreement with NeoStem’s PRC consultant, Shandong Life and Science Institute (“SLSI”), a not-for-profit organization under PRC law, to organize and convene various clinical trials. This agreement requires funding by the WOFE in the amount of RMB 5,000,000 (approximately $730,000).

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

In June 2009, the Company and Enhance BioMedical Holdings Limited ("Enhance BioMedical"), a Shanghai corporation and a subsidiary of Enhance Holding Corporation ("Enhance Holding"), entered into an agreement to develop a stem cell collection and treatment network in Shanghai, Taiwan and the Chinese provinces of Jiangsu, Zhejiang, Fujian, Anhui and Jiangxi using NeoStem’s proprietary stem cell technologies.  Enhance BioMedical has healthcare provider relationships with numerous hospitals and doctors in Taiwan and Shanghai, as well as in the five provinces in China to which the agreement relates.  Enhance BioMedical operates the Anti-Aging and Prevention Medical Center in Taipei, Taiwan, with facilities focused on stem cell research and development and anti-aging therapies.  The agreement is a ten-year, exclusive, royalty bearing agreement (which subject to certain terms and conditions, is renewable for a subsequent ten (10) year term at the option of Enhance BioMedical) pursuant to which the Company will provide Enhance BioMedical with the training, technical, and other assistance required for Enhance Biomedical to offer stem cell based therapies in Shanghai, Taiwan and the five eastern China provinces.  This agreement also gives NeoStem the option to acquire up to a 20% fully diluted equity interest in Enhance for a period of five years. NeoStem will receive certain milestone payments as well as be entitled to a stated royalty on the revenues derived from Enhance BioMedical’s offering these stem cell based therapies. In addition, NeoStem may be eligible to receive other fees in connection with assisting in the launching of the Network. Enhance BioMedical was an investor in the April 2009 Private Placement, pursuant to which it purchased $5 million of Series D Units, and thus acquired 400,000 shares of Series D Stock (convertible into 4,000,000 shares of Common Stock upon stockholder approval) and 4,000,000 Series D Warrants, each to purchase one share of Common Stock at an exercise price of $2.50 per share (to become exercisable upon stockholder approval).

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

With regard to the proposed Merger, it is not anticipated that in the next year this acquisition will generate sufficient excess cash flow to support NeoStem’s platform business and therefore NeoStem will also need to raise substantial additional funds to fund its platform business and/or acquire another revenue generating business. Additionally, even if the acquisition closes, the closing will likely not occur until the fourth quarter of 2009 and NeoStem will need to fund its platform business as well as the large costs associated with the acquisition transactions until such time. NeoStem’s history of losses and liquidity problems may make it difficult to raise additional funding. There can be no assurance that NeoStem will be able to obtain additional funding on terms acceptable to NeoStem. Any equity financing may be dilutive to stockholders and debt financing, if available, may involve significant restrictive covenants.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2009 compared to Three and Six Months Ended June 30, 2008

Revenue
For the three months ended March 31, 2009, total revenues were $31,600 compared to approximately $23,500 for the three months ended March 31, 2008.  The revenues generated in the three months ended June 30, 2009 were a combination of milestone income of $6,300 earned on signing a licensing agreement with Enhance BioMedical to  develop a stem cell collection and treatment network, which is being recognized over the contractual period of technology transfer; $14,000 from stem cell collection fees and monthly stem cell storage fees, $8,700 from fees derived from adding a new physician to our collection center network and a prorata portion of fees billed our existing network physicians for annual fees associated with their collection center agreements and $2,600 in other revenue. The revenues generated in the three months ended June 30, 2008 were from stem cell collection fees and monthly stem cell storage fees in the period in the amount of $8,500 and the balance of $15,000 were fees derived from adding a new physician to our collection center network.

For the six months ended June 30, 2009, total revenues were approximately $76,700 compared to $24,200 for the six months ended June 30, 2008.  The revenues generated in the six months ended June 30, 2009 were a combination of milestone income of $6,300 earned on signing a licensing agreement with Enhance BioMedical to develop a stem cell collection and treatment network, which is being recognized over the contractual period of technology transfer; $58,600 from stem cell collection fees and monthly stem cell storage fees; $9,200 of fees derived from adding a new physician to our collection center network and a prorata portion of fees billed our existing network physicians for annual fees associated with their collection center agreements and $2,600 in other revenue. The revenues generated in the six months ended June 30, 2008 were from stem cell collection fees and monthly stem cell storage fees in the period in the amount of $13,200 and the balance of $15,000 were fees derived from adding a new physician to our collection center network.

Operating Expenses
Selling, general, administrative and research expenses for the three months ended June 30, 2009 have increased by $2,335,800 or 98% over the three months ended June 30, 2008, from $2,379,400 to $4,715,200. During the last two years the Company has used a variety of equity instruments to pay for services in an effort to minimize its use of cash to incentivize staff, consultants and other service providers. In the quarter ended June 30, 2009 the use of equity instruments to pay for such expenses increased by $486,700 over the quarter ended June 30, 2008. These equity instruments were used to pay for staff compensation, director fees, marketing activities, investor relations and other activities.

Operating expenses funded by cash were $3,145,900 for the three months ended June 30, 2009 compared with $1,296,700 in cash funded expenses for the three months ended June 30, 2008, an increase of $1,849,100, which was the result of:

•
The activities related to our proposed merger with CBH have increased our expenses by $392,400 primarily from the legal and professional services utilized to prepare for public filings and shareholder approval of our proposed merger.

•
Our efforts to establish an operation in China to provide processing and storage as well as research and development capabilities and advanced therapies has resulted in an increase in our operating expenses by approximately $972,800 and included expenditures for rent of laboratory space, legal expenses associated with establishing our subsidiary company and related operations in China, consultants retained to support our implementation and introduction of advanced therapies in China, recruiting fees for  identifying senior managers for our operation in China and travel.

Our operating expenses in the United States increased $483,900.

•
VSEL Research in the United States has increased $284,400, in particular, operations of our Boston research laboratory and related staff increased operating expense by $209,800, fees paid to consultants to support our research efforts have increased VSEL research expenses by $27,600, payments to the University of Louisville in connection with our obligations for the VSEL technology licensed in November 2007 increased research expenses by  $15,300, and patent expenses increased our research expenses by $31,700.

•
Administrative, sales and marketing expense increased by approximately $199,500. Legal expenses increased $44,800 and consulting fees increased $58,500 as the result of the recently held annual shareholders meeting, licensing agreements completed in the quarter and several filings with the SEC not related to our Merger activities. Expenses related to preparing and filing patents increased $17,500.  Investor communications costs have increased by $88,000 as the result of increased efforts to make investors aware of the Company’s expansion into the development of stem cell therapies and into China. Director fees increased $50,000 as the result of a new Directors’ compensation plan introduced in April, 2009. The Company completed its transfer of stem cell cryopreservation operations to Progenitor Cell Therapy and closed its laboratory in June, 2009. The transfer of cryopreservation operations increased expenses for the quarter by $15,000. Surplus equipment was transferred to our Boston laboratory and there were no other losses associated with the closure. The cost increases were offset by decreases in salary and benefits of $35,800 as a result of staff reductions the Company had been implementing in non-strategic areas in the past year; these staff reductions have had a corresponding reduction in travel expenses of $29,300. Accounting fees have decreased by $26,600. In addition, marketing expenses have decreased by $28,800 as a result of more focused efforts in major metropolitan areas. The balance of changes in administrative, sales and marketing expenses have come from  a variety of areas that have resulted in a net increase of $46,200 for the three months ended June 30, 2009 over the three months ended June 30, 2008.

Selling, general administrative and research expenses for the six months ended June 30, 2009 have increased by $1,690,000 or 34% over the six months ended June 30, 2008, from $4,903,700 to $6,593,700. During the last two years the Company has used a variety of equity instruments to pay for services in an effort to minimize its use of cash to incentivize staff, consultants and other service providers. In the six months ended June 30, 2009 the use of equity instruments to pay for such expenses decreased by $606,700 from the six months ended June 30, 2008. These equity instruments were used to pay for staff compensation, director fees, marketing activities, investor relations and other activities. The reduction in operating expenses funded by using equity instruments was the result of a general reduction in the use of such instruments in six months ended June 30, 2009 versus the same period in 2008 and the fact that our 2003 Equity Plan had a limited number of shares remaining for issuance.

Operating expenses funded by cash were $4,792,200 for the six months ended June 30, 2009 compared with $2,494,600 in cash funded expenses for the six months ended June 30, 2008, an increase of $2,296,700, which was the result of:

•
The activities related to our proposed merger with CBH have increased our expenses by $677,000 primarily from the legal and professional services utilized to prepare for public filings and shareholder approval of our proposed merger.

•
Our efforts to establish an operation in China to provide processing and storage as well as research and development capabilities and advanced therapies has resulted in an increase in our operating expenses by approximately $1,136,500 and included expenditures for rent of laboratory space, legal expenses associated with establishing our subsidiary company and related operations in China, consultants retained to support our implementation and introduction of advanced therapies in China, recruiting fees for  identifying senior managers for our operation in China and travel.

Our operating expenses in the United States increased $483,300.

•
VSEL Research in the United States has increased $405,900, in particular, operations of our Boston research laboratory and related staff costs increased operating expense by $256,900, fees paid to consultants to support our research efforts have increased VSEL research expenses by  $23,500, payments to the University of Louisville in connection with our obligations for the VSEL technology licensed in November 2007 increased research expenses by $81,300, and patent expenses, amortization of intangible assets as well as other related miscellaneous costs combined to increase our research expenses by $44,200.

•
Administrative, sales and marketing expense increased by approximately $77,400. Legal expenses increased $63,100 and consulting fees increased $68,500 as the result of the recently held annual shareholders meeting, licensing agreements completed in the period and several filings with the SEC not related to our Merger activities. Expenses related to preparing and filing patents increased $17,500.  Investor communications costs have increased by $74,600 as the result of increased efforts to make investors aware of the Company’s expansion into the development of stem cell therapies and into China. Director fees increased $50,000 as the result of a new Directors’ compensation plan introduced in April 2009. The costs required to maintain our listing on NYSE Amex increased by $25,200. The Company completed its transfer of stem cell cryopreservation operations to Progenitor Cell Therapy and closed its laboratory in June 2009. The transfer of cryopreservation operations increased expenses for the period by $35,000. Surplus equipment was transferred to our Boston laboratory and there were no other losses associated with the closure. These cost increases were offset by decreases in salary and benefits of $131,900 as a result of staff reductions the Company had been implementing in non-strategic areas in the past year, these staff reductions have had a corresponding reduction in travel expense of $83,900. Accounting fees have decreased by $24,800. In addition, the marketing expenses have decreased by $113,100 as a result of more focused efforts in major metropolitan areas. The balance of changes in administrative, sales and marketing expenses have come from  a variety of areas that have resulted in a net increase of $97,200 for the six months ended June 30, 2009 over the six months ended June 30, 2008.

For the three months ended June 30, 2009, interest income increased by $10,700 as the result of investing the net proceeds of the April and June 2009 Private Placements in money market funds. The Series D Preferred Stock requires an annual dividend of 10%. This dividend is being recorded ratably each month and resulted in a charge to operating results of $251,700 for the quarter ended June 30, 2009.

For the six months ended June 30, 2009, interest income increased by $11,000 as the result of investing the net proceeds of the April and June 2009 Private Placements in money market funds.  Interest expense increased by $7,800 primarily due to interest paid on promissory notes issued to RimAsia in February and March 2009 totaling $1,150,000. These notes were repaid in April 2009 upon the closing of the April 2009 Private Placement of Series D Preferred Stock. The Series D Preferred Stock requires an annual dividend of 10%. This dividend is being recorded ratably each month and resulted in a charge to operating result of $251,700 for the six months ended June 30, 2009.

For the reasons cited above, the net loss for the three months ended June 30, 2009 increased to $4,943,000 from $2,361,800 for the three months ended June 30, 2008 and the net loss for the six months ended June 30, 2009 increased to $6,810,300 from $4,889,000 for the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

General
At June 30, 2009, the Company had working capital of $10,011,000.  The Company generates revenues from its adult stem cell collection activities, however, our revenues generated from such activities have not been significant.  During the six months ended June 30, 2009, the Company met its immediate cash requirements through existing cash balances, short-term loans aggregating $1,150,000 and offerings of preferred stock and warrants raising aggregate gross proceeds of approximately $15 million.

During the first quarter of 2009, the Company issued promissory notes to RimAsia (the “RimAsia Notes”), a principal stockholder of the Company, which aggregated $1,150,000 (see Note 4 - Notes Payable). In April 2009, the Company completed a private placement financing totaling $11 million (the “April 2009 Private Placement”).  The financing consisted of the issuance of 880,000 units priced at $12.50 per unit (“Series D Units”), with each Series D Unit consisting of one share of the Company’s Series D Convertible Redeemable Preferred Stock (“Series D Stock”) and ten warrants (“Series D Warrants”) with each Series D Warrant to purchase one share of Common Stock. A total of 880,000 Series D Preferred shares and 8,800,000 warrants were issued. In June 2009 with a final closing on July 6, 2009, the Company completed an additional private placement financing with net proceeds of $4,679,220 (the “June 2009 Private Placement”).  This financing consisted of the issuance of 400,280 Series D Units priced at $12.50 per unit. A total of 400,280 Series D Preferred Stock and 4,002,800 Series D Warrants were issued. The Company paid $324, 280 in fees and issued 12,971 Series D Units to agents that facilitated the June 2009 Private Placement.  The Series D Units issued to the selling agents were comprised of 12,971 shares of Series D Stock and 129,712 Series D Warrants. Upon the affirmative vote of holders of a majority of the voting power of the Company’s Common Stock required pursuant to the Company’s Amended and Restated By-Laws and the NYSE Amex, each share of Series D Stock will automatically be converted into ten (10) shares of Common Stock at an initial conversion price of $1.25 per share based on an original issue price of $12.50 per share; provided that if by October 31, 2009 such affirmative vote is not achieved, the Company must redeem all shares of Series D Stock at a redemption price per share of $12.50 plus the accrued dividends as of such date. The total cash required to redeem the Series D Stock is $16,165,638 plus accrued dividends.  The Series D Stock has an accruing dividend of ten percent (10%) per annum, payable (i) annually in cash on April 9th. The Series D Warrants have a per share exercise price equal to $2.50 and are callable by the Company if the Common Stock trades at a price equal to a minimum of $3.50 for a specified period of time.  Subject to the affirmative vote of the Company’s stockholders and the rules of the NYSE Amex, the Series D Warrants will become exercisable for five years.

As a result of NeoStem exploring acquisition opportunities of revenue generating businesses, in November 2008 NeoStem entered into the Merger Agreement with CBH (amended in July 2009) to acquire the 51% ownership interest in Erye, which manufactures over 100 drugs on seven cGMP lines, and the Share Exchange Agreement with respect to Shandong.   The Company is also engaged in other initiatives to expand its operations into China including with respect to technology licensing, establishment of stem cell processing and storage capacities and research and clinical development, which the Company decided to pursue in lieu of consummating the transactions under the Share Exchange Agreement. In June, 2009 the Company established NeoStem China as a wholly foreign owned subsidiary of NeoStem. NeoStem China, a wholly foreign owned entity, is domiciled in Qingdao and under its scope of business approved by the Chinese regulatory authorities, the WFOE may engage in the research & development, transfer and technological consultation service of bio-technology, regenerative medical technology and anti-aging technology (excluding the development or application of human stem cell, gene diagnosis and treatment technologies); consultation of economic information; import, export and wholesaling of machinery and equipments (the import and export do not involve the goods specifically stipulated in/by state-operated trade, import & export quota license, export quota bidding, export permit, etc.). In furtherance of complying with PRC’s foreign investment prohibition on stem cell research and development, clinical trials and related activities, we conduct our current business in the PRC via two domestic variable interest entities. To date operations in China have been limited. The Company has incurred and expects to continue to incur substantial expenses in connection with these China activities.  The Merger transactions are not expected to close before the fourth quarter of 2009 and in any event neither the Merger transactions nor the Company’s other expansion activities into China are expected to generate sufficient excess cash flow to support NeoStem’s platform business or its initiatives in China in the near term.

As of July 1, 2009, NeoStem, CBH, CBC and RimAsia, which is a significant investor in the Company and CBH, entered into a Funding Agreement pursuant to which it was agreed that RimAsia shall supply additional funding to both NeoStem and CBH in an amount up to $1.6 million (including approximately $1 million advanced to date), which amount shall be forgiven upon its receipt of the increased amount of NeoStem securities to be received by RimAsia as part of the Merger consideration as agreed in the July amendment to the Merger Agreement.  If less than $1.6 million has been advanced at that time, the difference shall be paid to NeoStem at the closing of the Merger.  In the event the Merger has not received shareholder approval by October 31, 2009, NeoStem is required to repay RimAsia all payments incurred or made by RimAsia on behalf of NeoStem.

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period indicated:
	Six Months Ended
	June 30, 2009		June 30, 2008
Cash used in operating activities	$(5,221,200)		$(2,698,100)
Cash used in investing activities	$(80,900	) ))	$(2,400)
Cash provided by financing activities	$15,320,900		$925,400

At June 30, 2009 the Company had a cash balance of $10,449,500, working capital of $10,011,000 and stockholders’ equity of $3,794,800. The Company incurred a net loss of $6,810,300 for the six months ended June 30, 2009.  Our cash used for operating activities in the six months ended June 30, 2009 totaled $5,221,200, which is the sum of (i) our net loss, adjusted for non-cash expenses totaling $1,818,600 which includes common stock, common stock options and common stock purchase warrants issued for services rendered in the amount of $1,758,600 and  depreciation and amortization of $60,000;  (ii) an increase in cash provided from unearned revenue from advanced payments from customers and licensees of $112,600 and; (iii) cash used  for payments of and reductions  in  various accounts payable, notes payable, accrued liabilities totaling  $188,200 and cash used  for other operating activities such as prepaid insurance expense and accounts receivable totaling  $153,700.

The Company relied on the RimAsia Notes issued to RimAsia for $1,150,000 and its existing cash balances to meet its cash requirement for the three months ended March 31, 2009. In April 2009, the Company completed a private placement financing totaling $11 million which will be used to fund current operations.  Approximately $1,162,000 of such gross proceeds was utilized to repay the RimAsia Notes plus accrued interest and approximately $473,000 was utilized to reimburse RimAsia for certain costs advanced by RimAsia in connection with the Company’s expansion activities into China. In June 2009 the Company completed a second private placement totaling $5 million which will also be used to fund current operations.  The Company believes that it will need to raise additional capital to fund its expansion into advanced technologies and therapies in the US and China including with respect to its VSEL technology licensed from the University of Louisville and its other regenerative technologies, including relating to anti-aging of skin, wound healing and orthopedic applications.  It currently intends to accomplish this through additional financing activities, acquisitions of revenue generating businesses and ultimately the growth of its revenue generating activities in China. In addition the Company will seek grants for scientific and clinical studies from the National Institutes of Health and other funding agencies but there is no assurance that we will be successful in obtaining such grants. It also anticipates that certain of its recent collaborative marketing efforts will drive revenues particularly in its stem cell collection business. The Company’s history of losses and liquidity problems may make it difficult to raise additional funds. There can be no assurance that the Company will be successful in obtaining additional funding on terms acceptable to the Company or otherwise generating additional capital or revenue. Any equity financing may be dilutive to stockholders and debt financing, if available, may involve significant restrictive covenants.

SEASONALITY

NeoStem does not believe that its operations are seasonal in nature.

OFF-BALANCE SHEET ARRANGEMENTS

NeoStem does not have any off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported in a complete, accurate and appropriate manner, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the Company’s second fiscal quarter ended June 30, 2009 covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.   Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and the breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Changes in Internal Controls Over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15, that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

NEOSTEM, INC.
PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Previously reported on the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously reported on the Company’s Current Reports on Form 8-K dated April 13, 2009 and June 29, 2009, and as follows:

In January 2009, the Company entered into an agreement with a consultant which has been providing investor relation services to the Company since 2005, pursuant to which this consultant was retained to provide additional investor relations/media relations services from January 1, 2009 to May 31, 2009.  In consideration for providing services under this agreement, the Company agreed to issue to the consultant an aggregate of 40,000 shares of restricted Common Stock, to vest as to 8,000 shares on the last day of each month of January through May 2009.  The issuance of such securities was subject to the approval of the NYSE Amex, which approval was obtained in May 2009.

In January 2009, the Company issued to its grant consultant 20,000 shares of restricted Common Stock as a bonus under the consultant’s Consulting Agreement with the Company dated February 8, 2008, in consideration for such consultant being instrumental in securing the Company’s inclusion in the Department of Defense Fiscal Year 2009 Appropriations Bill in the net amount of approximately $680,000.  The issuance of such securities was subject to the approval of the NYSE Amex, which approval was obtained in January 2009.  The Company has entered into a new consulting agreement with such grant consultant for a one-year term commencing as of January 1, 2009, pursuant to which it will provide assistance to the Company in the following areas:  (i) with regard to negotiation, drafting and finalization of contracts; (ii) in the development of strategic plans; (iii) with regard to funding from various agencies of the State of New Jersey and Federal government; and (iv) with other assignments it may receive from time to time.  In consideration for such services, the consultant will be issued shares of the Company’s restricted Common Stock equal to a value of $60,000 based on the closing price of the Company’s Common Stock on the date of execution of the agreement, which has been determined to be 67,416 shares, to vest as to one-half of such shares on June 30, 2009 and the remaining one-half of such shares on December 31, 2009.  The issuance of such securities was subject to the approval of the NYSE Amex, which approval was obtained in May 2009.

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

In March 2009, the Company entered into an agreement with a consultant which has been providing financial market related services to the Company since 2008, pursuant to which this consultant was retained to provide additional financial market related services for a three month period.  In partial consideration for providing services under this agreement, the Company agreed to issue to the consultant an aggregate of 25,000 shares of restricted Common Stock, to vest as to one-third of the shares at the end of each monthly period during the term and a five year warrant to purchase 25,000 shares of restricted Common Stock at a per share exercise price of $1.00, vesting in its entirety at the end of the term.  The issuance of such securities was subject to the approval of the NYSE Amex, which approval was obtained in May 2009.

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

In April 2009, the Company entered into an agreement with a consultant to provide financial market related services to the Company.  In partial consideration for providing services under this agreement, the Company agreed to issue to the consultant an aggregate of 20,000 shares of Common Stock. The issuance of such securities was subject to the approval of the NYSE Amex, which approval was obtained in May 2009.

In April 2009, the Company entered into an agreement with a consultant to provide support services in connection with our pending Merger to the Company.  In partial consideration for providing services under this agreement, the Company agreed to issue to the consultant an aggregate of 10,000 shares of Common Stock. The issuance of such securities was subject to the approval of the NYSE Amex, which approval was obtained in May 2009.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 8, 2009, the Company held its annual meeting of shareholders.  Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.    The items voted upon were as follows:

1)	the election of four directors (there was no solicitation in opposition to management’s nominees as listed in the proxy statement, and all such nominees were elected);

2)
the approval of the 2009 Equity Compensation Plan, which makes up to 3,800,000 shares of Common Stock of the Company available for issuance to employees, directors, consultants and advisors of the Company and its subsidiaries pursuant to incentive or non-statutory stock options, restricted and unrestricted stock awards, restricted stock units and stock appreciation rights; and

3)	the approval of the ratification of the appointment of Holtz Rubenstein Reminick LLP as the Corporation’s independent certified public accountants for the fiscal year ending December 31, 2009.

The number of votes cast for and against the foregoing proposals (each of which was approved) was as follows:

(i)           The election of Robin L. Smith, Joseph Zuckerman, Richard Berman, and Steven Myers to serve as Directors of the Company until the next annual meeting of stockholders.  The votes cast were as follows:

Director	For	Authority Withheld
Robin L. Smith	5,687,530	35,703
Joseph Zuckerman	5,687,531	35,702
Richard Berman	5,684,528	38,705
Steven S. Myers	5,687,531	35,702

(ii)	Approval of the 2009 Equity Plan. The votes cast were as follows:

For	Against	Abstain	Not Voted
3,790,394	85,399	10,677	1,836,763

(iii)           Approval of the appointment of Holtz Rubenstein Reminick LLP as the Company’s independent certified public accountants for the fiscal year ending December 31, 2009.  The votes were cast as follows:

For	Against	Abstain
5,693,970	27,781	1,482

Effective June 9, 2009, the Board of Directors of the Company approved the appointment of Drew Bernstein as a director of the Company. Mr. Bernstein will serve as a director until the Company's next annual meeting of shareholders. Mr. Bernstein was also appointed as Chairman of the Audit Committee of the Board of Directors.

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a)           Exhibits
Exhibit	Description	Reference

2.1	Amendment No. 1 to Agreement and Plan of Merger, made and entered into as of the 1st day of July, 2009, by and among NeoStem, Inc., CBH Acquisition LLC, China Biopharmaceuticals Holdings, Inc., and China Biopharmaceuticals Corp. (1)	10.1

2.2	Notice dated July 13, 2009 regarding termination of Share Exchange Agreement*	2.2

4.1	Certificate of Designations for Series D Preferred Stock (2)	4.1

4.2	Form of Series D Warrant issued in connection with April and June 2009 private placements (2)	4.2

4.3	Form of Series D Subscription Agreement (2)	4.3

10(a)	Lease Modification Agreement dated April 13, 2009 between NeoStem, Inc. and SLG Graybar Sublease LLC and Original Agreement of Lease dated as of June 14, 2006, with related Consent and Assignment and Assumption Documents (3)	10.1

10(b)	Network Agreement, dated June 15, 2009, between NeoStem, Inc. and Enhance BioMedical Holdings Limited (3)(3a)	10.2

10(c)	Amendment No. 1 dated June 29, 2009 to Lock Up and Voting Agreement (NeoStem) dated November 2, 2008 by and between NeoStem, Inc., China BioPharmaceuticals Holdings, Inc. and the individuals listed therein (3)	10.3

10(d)	Joinders dated June 29, 2009 to Lock Up and Voting Agreement (NeoStem) dated November 2, 2008 by and between NeoStem, Inc., China BioPharmaceuticals Holdings, Inc. and the individuals listed therein. (3)	10.4

10(e)	Funding Agreement made as of July 1, 2009 by and between NeoStem, Inc., China Biopharmaceuticals Holdings, Inc., China Biopharmaceuticals Corp., and RimAsia Capital Partners L.P. (1)	10.2

10(f)	Consigned Management and Technology Service Agreement dated June 1, 2009 among Qingdao Niao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Qingdao Niao Bio-Technology Ltd. (4)	10.1

10(g)	Equity Pledge Agreement dated June 1, 2009 among Qingdao Niao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Qingdao Niao Bio-Technology Ltd. (4)	10.2

10(h)	Exclusive Purchase Option Agreement dated June 1, 2009 among Qingdao Niao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Qingdao Niao Bio-Technology Ltd. (4)	10.3

10(i)	Loan Agreement dated June 1, 2009 between NeoStem (China), Inc. and The Shareholder of Qingdao Niao Bio-Technology Ltd. (4)	10.4

10(j)	Consigned Management and Technology Service Agreement dated June 1, 2009 among Beijing Ruijieao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Beijing Ruijieao Bio-Technology Ltd. (4)	10.5

10(k)	Equity Pledge Agreement dated June 1, 2009 among Beijing Ruijieao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Beijing Ruijieao Bio-Technology Ltd. (4)	10.6

10(l)	Exclusive Purchase Option Agreement dated June 1, 2009 among Beijing Ruijieao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Beijing Ruijieao Bio-Technology Ltd. (4)	10.7

10(m)	Loan Agreement dated June 1, 2009 between NeoStem (China), Inc. and The Shareholder of Beijing Ruijieao Bio-Technology Ltd. (4)	10.8

10(n)	NeoStem, Inc. 2009 Equity Compensation Plan (5)	Appendix A

10(o)	Employment Agreement dated July 6, 2009 between NeoStem, Inc. and Alan Harris, M.D., Ph.D. (6)	10.1

10(p)	Letter Agreement dated July 8, 2009 between NeoStem, Inc. and Catherine M. Vaczy, Esq. (6)	10.2

10(q)	Amendment dated July 29, 2009 to Employment Agreement dated May 26, 2006 with Robin Smith (7)	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	31.1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	31.2

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	32.1

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	32.2

(1)	Filed as an exhibit, numbered as indicated above, to the Current Report of the Company on Form 8-K, dated July 1, 2009, which exhibit is incorporated here by reference.
(2)	Filed as an exhibit, numbered as indicated above, to the Current Report of the Company on Form 8-K, dated April 13, 2009, which exhibit is incorporated here by reference.
(3)
Filed as an exhibit, numbered as indicated above, to the Registration Statement on Form S-4 of the Company, Registration Number 333-160578, filed with the SEC on July 15, 2009, which exhibit is incorporated here by reference.

(3a)	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
(4)	Filed as an exhibit, numbered as indicated above, to the Current Report of the Company on Form 8-K, dated July 2, 2009, which exhibit is incorporated here by reference.
(5)	Filed as an exhibit, numbered as indicated above, to the Proxy Statement of the Company on Schedule 14A filed with the SEC on April 14, 2009, which exhibit is incorporated here by reference.
(6)	Filed as an exhibit, numbered as indicated above, to the Current Report of the Company on Form 8-K, dated July 6, 2009, which exhibit is incorporated here by reference.
(7)	Filed as an exhibit, numbered as indicated above, to the Current Report of the Company on Form 8-K, dated July 29, 2009, which exhibit is incorporated here by reference.
* Filed herewith ** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOSTEM, INC. (Registrant)

By:	/s/ Robin Smith M.D.
Robin Smith M.D., Chief Executive Officer

Date: August 13, 2009

By:	/s/ Larry A. May
Larry A. May, Chief Financial Officer

Date: August 13, 2009