Form 10-Q/A
period 2009-06-30
NeoStem, Inc.
filed 2009-09-24
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

INDEX

		Page No.
Part I - Financial Information:

Item 1.	Consolidated Financial Statements (Unaudited):

	Consolidated Balance Sheets
	At June 30, 2009 and December 31, 2008	4

	Consolidated Statements of Operations
	for the three months and six months
	ended June 30, 2009 and 2008	5

	Consolidated Statements of Cash Flows
	for the six months ended	6
	June 30, 2009 and 2008

	Notes to Unaudited Consolidated Financial Statements	7-24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-33

Item 3.	Quantitative and Qualitative Disclosures About
	Market Risk	33

Item 4.	Controls and Procedures	33-34

Part II - Other Information:

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of
	Proceeds	34-35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Submission of Matters to a Vote of Securityholders	36

Item 5.	Other Information	36

Item 6.	Exhibits	37-38

	Signatures	39

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Quarterly Report on Form 10-Q (the “Quarterly Report”) of NeoStem, Inc. (the “Company”) for the six months ended June 30, 2009, filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2009, is filed to: (i) revise “Note 2 – Summary of Significant Accounting Policies” as it relates to the Company’s revenue recognition to more accurately characterize its “start-up fees” as “license fees;” and (ii) add a new “Footnote 11 – Modification of Revenue Recognition Policy” to show the impact of accounting for revenues and corresponding impact on net loss for each of the years ended December 31, 2006, December 31, 2007 and December 31, 2008 and the six months ended June 30, 2008 and 2009 had this revenue recognition policy been in place during such periods.  The Company has determined that this modification of our revenue recognition policy does not require a retroactive application to our previously issued financial statements for the periods set forth above because the impact on the financial statements taken as whole during such periods is not material. This Form 10-Q/A does not reflect events occurring after the filing of the Quarterly Report on August 13, 2009 or modify or update the disclosure contained in the Quarterly Report in any way other than as required to reflect the amendments discussed above and reflected herein.

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

Revenue Recognition: The Company initiated the collection and banking of autologous adult stem cells in the fourth quarter of 2006. The Company recognizes revenue related to the collection and cryopreservation of autologous adult stem cells when the cryopreservation process is completed which is generally twenty four hours after cells have been collected. Revenue related to advance payments of storage fees is recognized ratably over the period covered by the advanced payments. The Company earns revenue, in the form of license fees, from physicians seeking to establish autologous adult stem cell collection centers. These license fees are billed upon signing of the collection center agreement and qualification of the physician by the Company’s credentialing committee and at various times during the term of license agreement based on the terms of the specific agreement. During the quarter ended June 30, 2009, the Company modified its revenue recognition policy relative to these license fees to recognize such fees as revenues ratably over the appropriate period of time to which the revenue element relates. Previously these license fees were recognized in full when agreements were signed and the physician had been qualified by the Company’s credentialing committee.  This modification of our revenue recognition policy did not have a material impact on our results of operations.

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

Note 11 – Modification of Revenue Recognition Policy

During the quarter ended June 30, 2009, the Company modified its revenue recognition policy relative to the license fees it recognizes from physicians seeking to establish autologous adult stem cell collection centers, to recognize such fees as revenues ratably over the appropriate period of time to which the revenue element relates. Previously these license fees were recognized in full when agreements were signed and the physician had been qualified by the Company’s credentialing committee. In previous reports we have described these fees as “start-up” fees. Effective with the filing of the Form 10-Q for the quarterly period ended June 30, 2009, we have re-characterized these fees as license fees in order to better describe the nature of the relationship between NeoStem and these physicians and physician practices and the nature of the fees received. If this modified revenue recognition policy had been in place during the year ended December 31, 2006 and in each subsequent reporting period, the impact of accounting for revenues and its corresponding impact on net loss for each of the years ended December 31, 2006, 2007 and 2008 and the six months ended June 30, 2008 and 2009 would have been as follows, reflecting for each such period the relevant amounts as reported and as if adjusted:

	2006	2007	2008	Six Months Ended June 30, 2008	Six Months Ended June 30, 2009
Total Revenue as Reported	$45,724	$231,664	$83,541	$24,221	$76,738

Total Revenue if Adjusted	$36,002	$57,148	$145,924	$21,588	$89,672

Bad Debt Expense as Reported	$-	$19,500	$21,500	$-	$-
Bad Debt Expense if Adjusted	$-	$4,500	$9,450	$-	$-

Net Loss as Reported	$(6,051,400)	$(10,445,473)	$(9,242,071)	$(4,888,962)	$(6,810,335)
Net Loss if Adjusted	$(6,061,122)	$(10,604,989)	$(9,167,638)	$(4,891,595)	$(6,797,401)
Change	$(9,722)	$(159,516)	$74,433	$(2,633)	$12,934
% of Net Loss	0.16%	1.53%	0.81%	0.05%	0.19%

The Company has determined that this modification of our revenue recognition policy does not require a retroactive application to our previously issued financial statements for the periods set forth above because the impact on the financial statements taken as a whole during such periods is not material.

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

During the quarter ended June 30, 2009, the Company modified its revenue recognition policy relative to the license fees it recognizes from physicians seeking to establish autologous adult stem cell collection centers, to recognize such fees as revenues ratably over the appropriate period of time to which the revenue element relates. Previously these license fees were recognized in full when agreements were signed and the physician had been qualified by the Company’s credentialing committee. In previous reports we have described these fees as “start-up” fees. Effective with the filing of the Form 10-Q for the quarterly period ended June 30, 2009, we have re-characterized these fees as license fees in order to better describe the nature of the relationship between NeoStem and these physicians and physician practices and the nature of the fees received. If this modified revenue recognition policy had been in place during the year ended December 31, 2006 and in each subsequent reporting period, the impact of accounting for revenues and its corresponding impact on net loss for each of the years ended December 31, 2006, 2007 and 2008 and the six months ended June 30, 2008 and 2009 would have been as follows, reflecting for each such period the relevant amounts as reported and as if adjusted:

	2006	2007	2008	Six Months Ended June 30, 2008	Six Months Ended June 30, 2009
Total Revenue as Reported	$45,724	$231,664	$83,541	$24,221	$76,738

Total Revenue if Adjusted	$36,002	$57,148	$145,924	$21,588	$89,672

Bad Debt Expense as Reported	$-	$19,500	$21,500	$-	$-
Bad Debt Expense if Adjusted	$-	$4,500	$9,450	$-	$-

Net Loss as Reported	$(6,051,400)	$(10,445,473)	$(9,242,071)	$(4,888,962)	$(6,810,335)
Net Loss if Adjusted	$(6,061,122)	$(10,604,989)	$(9,167,638)	$(4,891,595)	$(6,797,401)
Change	$(9,722)	$(159,516)	$74,433	$(2,633)	$12,934
% of Net Loss	0.16%	1.53%	0.81%	0.05%	0.19%

The Company has determined that this modification of our revenue recognition policy does not require a retroactive application to our previously issued financial statements for the periods set forth above because the impact on the financial statements taken as a whole during such periods is not material.

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

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a)           Exhibits
Exhibit	Description	Reference

2.1	Amendment No. 1 to Agreement and Plan of Merger, made and entered into as of the 1st day of July, 2009, by and among NeoStem, Inc., CBH Acquisition LLC, China Biopharmaceuticals Holdings, Inc., and China Biopharmaceuticals Corp. (1)	10.1

2.2	Notice dated July 13, 2009 regarding termination of Share Exchange Agreement +	2.2

4.1	Certificate of Designations for Series D Preferred Stock (2)	4.1

4.2	Form of Series D Warrant issued in connection with April and June 2009 private placements (2)	4.2

4.3	Form of Series D Subscription Agreement (2)	4.3

10(a)	Lease Modification Agreement dated April 13, 2009 between NeoStem, Inc. and SLG Graybar Sublease LLC and Original Agreement of Lease dated as of June 14, 2006, with related Consent and Assignment and Assumption Documents (3)	10.1

10(b)	Network Agreement, dated June 15, 2009, between NeoStem, Inc. and Enhance BioMedical Holdings Limited (3)(3a)	10.2

10(c)	Amendment No. 1 dated June 29, 2009 to Lock Up and Voting Agreement (NeoStem) dated November 2, 2008 by and between NeoStem, Inc., China BioPharmaceuticals Holdings, Inc. and the individuals listed therein (3)	10.3

10(d)	Joinders dated June 29, 2009 to Lock Up and Voting Agreement (NeoStem) dated November 2, 2008 by and between NeoStem, Inc., China BioPharmaceuticals Holdings, Inc. and the individuals listed therein. (3)	10.4

10(e)	Funding Agreement made as of July 1, 2009 by and between NeoStem, Inc., China Biopharmaceuticals Holdings, Inc., China Biopharmaceuticals Corp., and RimAsia Capital Partners L.P. (1)	10.2

10(f)	Consigned Management and Technology Service Agreement dated June 1, 2009 among Qingdao Niao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Qingdao Niao Bio-Technology Ltd. (4)	10.1

10(g)	Equity Pledge Agreement dated June 1, 2009 among Qingdao Niao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Qingdao Niao Bio-Technology Ltd. (4)	10.2

10(h)	Exclusive Purchase Option Agreement dated June 1, 2009 among Qingdao Niao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Qingdao Niao Bio-Technology Ltd. (4)	10.3

10(i)	Loan Agreement dated June 1, 2009 between NeoStem (China), Inc. and The Shareholder of Qingdao Niao Bio-Technology Ltd. (4)	10.4

10(j)	Consigned Management and Technology Service Agreement dated June 1, 2009 among Beijing Ruijieao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Beijing Ruijieao Bio-Technology Ltd. (4)	10.5

10(k)	Equity Pledge Agreement dated June 1, 2009 among Beijing Ruijieao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Beijing Ruijieao Bio-Technology Ltd. (4)	10.6

10(l)	Exclusive Purchase Option Agreement dated June 1, 2009 among Beijing Ruijieao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Beijing Ruijieao Bio-Technology Ltd. (4)	10.7

10(m)	Loan Agreement dated June 1, 2009 between NeoStem (China), Inc. and The Shareholder of Beijing Ruijieao Bio-Technology Ltd. (4)	10.8

10(n)	NeoStem, Inc. 2009 Equity Compensation Plan (5)	Appendix A

10(o)	Employment Agreement dated July 6, 2009 between NeoStem, Inc. and Alan Harris, M.D., Ph.D. (6)	10.1

10(p)	Letter Agreement dated July 8, 2009 between NeoStem, Inc. and Catherine M. Vaczy, Esq. (6)	10.2

10(q)	Amendment dated July 29, 2009 to Employment Agreement dated May 26, 2006 with Robin Smith (7)	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	31.1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	31.2

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	32.1

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	32.2

(1)	Filed as an exhibit, numbered as indicated above, to the Current Report of the Company on Form 8-K, dated July 1, 2009, which exhibit is incorporated here by reference.
(2)	Filed as an exhibit, numbered as indicated above, to the Current Report of the Company on Form 8-K, dated April 13, 2009, which exhibit is incorporated here by reference.
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

 + Filed as an exhibit, numbered as indicated above, to the Quarterly Report of the Company on Form 10-Q for the quarter ended June 30, 2009, which exhibit is incorporated here by reference.
 * Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOSTEM, INC. (Registrant)

By:	/s/ Robin Smith M.D.
Robin Smith M.D., Chief Executive Officer

Date: September 24, 2009

By:	/s/ Larry A. May
Larry A. May, Chief Financial Officer

Date: September 24, 2009