Form 10-Q
period 2009-09-30
NeoStem, Inc.
filed 2009-11-06
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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
Yes  ☐        No  ☒
36,512,700 SHARES, $.001 PAR VALUE, AS OF NOVEMBER 4, 2009

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

INDEX

		Page No.
Part I - Financial Information:

Item 1.	Consolidated Financial Statements (Unaudited):

	Consolidated Balance Sheets
	At September 30, 2009 and December 31, 2008	3

	Consolidated Statements of Operations
	for the three months and nine months
	ended September 30, 2009 and 2008	4

	Consolidated Statements of Cash Flows
	for the nine months ended	5
	September 30, 2009 and 2008

	Notes to Unaudited Consolidated Financial Statements	6-28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35-46

Item 3.	Quantitative and Qualitative Disclosures About
	Market Risk	46

Item 4.	Controls and Procedures	46

Part II - Other Information:

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of
	Proceeds	47-48

Item 3.	Defaults Upon Senior Securities	48

Item 4.	Submission of Matters to a Vote of Securityholders	48

Item 5.	Other Information	48

Item 6.	Exhibits	49-50

	Signatures	51

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$5,848,801	$430,786
Restricted cash	180,327	-
Accounts receivable	163,655	7,193
Prepaid expenses and other current assets	196,256	92,444
Total current assets	6,389,039	530,423

Property and equipment, net	721,373	99,490
Goodwill	558,169	558,169
Intangible Asset	607,381	633,789
Other assets	326,879	2,445
	$8,602,841	$1,824,316
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$342,027	$508,798
Accrued liabilities	1,335,980	427,767
Notes payable	146,700	-
Unearned revenues	199,028	9,849
Dividends Payable	655,868	-
Capitalized lease obligations – current portion	-	14,726
Total current liabilities	2,679,603	961,140
Total liabilities	2,679,603	961,140

Convertible Redeemable Series D Preferred stock; liquidation value $12.50 per share; 1,293,251 shares issued and outstanding	7,737,448	-
Stockholders’ Equity:
Preferred stock; authorized, 5,000,000 shares
Series B convertible redeemable preferred stock,
liquidation value 10 shares of common stock per share; $0.01 par value; authorized, 825,000 shares; issued and outstanding, 10,000 shares	100	100

Common stock, $.001 par value; authorized,
500,000,000 shares; issued and outstanding,
8,593,970 at September 30, 2009 and
7,715,006 at December 31, 2008	8,593	7,715
Additional paid-in capital	52,612,679	40,849,670
Accumulated deficit	(54,427,998)	(39,994,309)
Accumulated other comprehensive loss	(7,584)	-
Total stockholders’ equity	(1,814,210)	863,176

	$8,602,841	$1,824,316

See accompanying notes to consolidated financial statements

NEOSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

See accompanying notes to consolidated financial statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$85,067	$25,248	$157,709	$49,469
Direct costs	53,121	8,839	92,940	12,747
Gross profit	31,946	16,409	64,769	36,722
Selling, general, administrative and research	7,263,243	1,935,743	13,809,439	6,839,461
Operating loss	(7,231,297)	(1,919,334)	(13,744,670)	(6,802,739)
Other income (expense):
Interest income	13,123	686	25,816	2,398
Interest expense	(1,038)	(3,066)	(58,966)	(10,335)
Net loss	(7,219,212)	(1,921,714)	(13,777,820)	(6,810,676)
Dividends Series D Preferred Stock	(404,141)	-	(655,868)	-
Net loss attributable to Common Shareholders	$(7,623,353)	$(1,921,714)	$(14,433,688)	$(6,810,676)

Net loss per common share	$(0.90)	$(0.30)	$(1.78)	$(1.22)
Weighted average
common shares outstanding	8,511,150	6,381,588	8,096,469	5,594,701

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(14,433,688)	$(6,810,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued and stock options granted for services rendered	3,832,116	3,175,610
Depreciation and amortization	96,506	58,928
Bad debt provision	-	21,500
Changes in operating assets and liabilities:
Accounts receivable	(156,464)	(8,413)
Prepaid expenses and other assets	(436,831)	(87,295)
Unearned revenues	189,179	2,251
Accrued dividends	655,868	-
Accounts payable, accrued expenses, and other current liabilities	741,443	9,845
Net cash used in operating activities	(9,511,871)	(3,638,250)
Cash flows from investing activities:
Acquisition of equipment	(690,981)	(7,296)
Net cash used in investing activities	(690,981)	(7,296)
Cash flows from financing activities:
Net Proceeds from issuance of convertible redeemable preferred stock and warrants	15,669,220	-
Net Proceeds from issuance of Common Stock	-	2,148,635
Proceeds from advances on notes payable	1,431,453	131,617
Payments of capitalized lease obligations	(14,726)	(18,574)
Cash restricted as collateral for bank loan	(180,327)
Repayments of notes payable	(1,284,753)	(125,992)
Net cash provided by financing activities	15,620,867	2,135,686
Net increase/(decrease) in cash and cash equivalents	5,418,015	(1,509,860)
Cash and cash equivalents at beginning of period	430,786	2,304,227
Cash and cash equivalents at end of period	$5,848,801	$794,367

	Nine Months Ended September 30,
	2009	2008
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$17,823	$10,335
Supplemental Schedule of Non-cash Financing Activities:
Issuance of restricted common stock for services	343,433	-
Issuance of common stock for services rendered	313,515	500,284
Forfeiture of restricted common stock for compensation	-	(8,021)
Issuance of common stock for compensation	555,750	132,534
Issuance of warrants for services	92,868	345,403
Issuance of common stock for payment of debt	-	5,646
Compensatory element of stock options	2,766,566	1,466,835
Vesting of restricted common stock during period	103,417	732,929

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

NeoStem is engaged in the business of developing stem cell therapies, pursuing anti-aging initiatives and is operating a network of adult stem cell collection centers that are focused on enabling people to donate and store their own (autologous) stem cells when they are young and healthy for their personal use in times of future medical need.

As part of our adult stem cell banking business we have developed a network of adult stem cell collection centers in major metropolitan areas of the United States.  Each collection center agreement is effectively a license that grants a physician practice the right to participate in our stem cell collection network and access to our stem cell banking technology, which includes our know-how, trade secrets, copy rights and other intellectual property rights owned by us and utilized in connection with the delivery of stem cell collection services.  Our stem cell banking technology is proprietary and the subject of pending patent applications.  The terms of NeoStem’s collection center agreements are substantially similar. NeoStem grants to each physician practice serving as a collection center a non-exclusive license to use its trademarks and intellectual property but otherwise retains all rights thereto, and each collection center is bound by confidentiality obligations to NeoStem and non-competition provisions. NeoStem provides adult stem cell processing and storage services, as well as expertise and certain business, management and administrative services of a non-clinical nature in support of each physician practice serving as a collection center. In each case, the physician practice agrees that NeoStem will be its exclusive provider of adult stem cell processing and storage, management and other specified services. The agreements also make clear that since NeoStem is not licensed to practice medicine, NeoStem cannot and does not participate in clinical care or clinical decision making, both of which are exclusively the responsibility of the collection center (i.e., the responsibility of the physician or the medical practice).  The agreements provide for the payment to NeoStem by the collection center of specified upfront licensing fees and license maintenance fees.  As part of the licensing program, NeoStem also provides marketing and administrative support services. NeoStem does not have any equity or other ownership interest in any of the physician medical practices that serve as collection centers.  Each of the agreements is for a multi-year period, depending on the particular center, and typically has an automatic renewal provision for consecutive one year periods at the end of the initial term that also permits either party to terminate prior to renewal. The agreements may also relate to a territory from which patients seek collection services. The agreements contain insurance obligations and indemnification provisions, limitations on liability and other standard provisions. Generally, the agreements may be terminated by either party with prior written notice in the event of an uncured material breach by the other party and may be terminated by either party in the event of the other party’s bankruptcy, insolvency, receivership or other similar circumstances, or, depending on the agreement, certain other specified occurrences.

We have also entered the research and development arenas, through the acquisition of a worldwide exclusive license of VSELTM Technology, an early-stage technology that utilizes very small embryonic-like stem cells that exist in adult human bone marrow. Very small embryonic-like stem cells have many physical characteristics typically found in embryonic stem cells, including the ability to differentiate into specialized cells found in substantially all the different types of cells and tissue that make up the body. We have also licensed the rights to other stem cell technologies and continue to seek additional opportunities in this arena.

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

On August 9, 2007, the Company’s Common Stock commenced trading on the American Stock Exchange (now NYSE Amex) under the symbol “NBS.”

In connection with carrying out its expansion objectives in the People’s Republic of China (“PRC”), NeoStem has recently established a wholly foreign owned subsidiary in China, known as NeoStem (China), Inc. (“WFOE” or “NeoStem China”). The WFOE is domiciled in Qingdao and under its scope of business approved by the Chinese regulatory authorities, the WFOE may engage in the research & development, transfer and technological consultation service of bio-technology, regenerative medical technology and anti-aging technology (excluding the development or application of human stem cell, gene diagnosis and treatment technologies); consultation of economic information; import, export and wholesaling of machinery and equipments (the import and export do not involve the goods specifically stipulated in/by state-operated trade, import & export quota license, export quota bidding, export permit, etc.). As of September 30, 2009 we have invested $2,900,000 to capitalize the WFOE. In furtherance of complying with PRC’s foreign investment prohibition on stem cell research and development, clinical trials and related activities, we conduct our current business in the PRC via the following two domestic variable interest entities (“VIEs”):

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

Beijing Ruijieao Bio-Technology Ltd. (“Beijing Ruijieao”) is a Chinese domestic company controlled by the WFOE through various business agreements. Under its scope of business approved by the registration authorities, Beijing Ruijieao may engage in technology development, technology transfer, technology consultation and technology services. Beijing Ruijieao is wholly owned by a PRC national who is also Beijing Ruijieao’s Legal Representative and Executive Director. The main activity of Beijing Ruijieao is to establish an R&D lab in Beijing and to act as one of the sharing beneficiaries of any potential financial benefits generated from commercialization of successful clinical trials conducted jointly from collaborations between the lab and partner hospitals.

The capital investment in these VIEs is funded by NeoStem through the WFOE and recorded as interest-free loans to the shareholders of Qingdao Niao and Beijing Ruijieao. As of September 30, 2009 approximately $307,500 has been loaned to the shareholder of Qingdao Niao to capitalize Qingdao Niao and approximately $16,000 has been loaned to the shareholder of Beijing Ruijieao to capitalize Beijing Ruijieao.

According to the current PRC regulation, the development and application of human stem cell technology are placed in the “prohibited” category, off limits to foreign investors. This policy prohibition precludes NeoStem from participating directly in stem cell related business in China. NeoStem does not have direct ownership interests in either Qingdao Niao or Beijing Ruijieao. Under various contractual agreements, the shareholders of the VIEs are required to transfer their ownership interests in these entities to the WFOE in China in the event Chinese laws and regulations allow foreign investors to hold ownership interests in the VIEs, or to our designees at any time for the amount of, to the extent permitted by Chinese laws, outstanding loans. The shareholders of the VIEs have entrusted us to appoint the directors and senior management personnel of the VIEs on their behalf. Through the WFOE, we have entered into exclusive technical and management service agreements with each VIE, under which the WFOE is providing technical and management services to the VIEs in exchange for substantially all net income of the VIEs. In addition, shareholders of the VIEs have pledged their equity interests in the VIEs to the WFOE as collateral for non-payment of loans or for fees on technical and management services due to us, which equity pledge agreements are now required to be registered with the relevant administration of industry and commerce to make the equity pledges become effective.

In November 2008 (amended in July and August 2009), the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with China Biopharmaceuticals Holdings, Inc. (“CBH”), pursuant to which (subject to shareholder approval and certain other conditions) CBH would be merged with and into a wholly-owned subsidiary of the Company (the “Merger”).  The Merger Agreement provided that, among other things, at the effective time of the Merger, the only material assets of CBH would be CBH’s 51% interest in Suzhou Erye Pharmaceuticals Company Ltd. (“Erye”), a Sino-foreign joint venture with limited liability organized under the laws of the PRC, and at least $550,000 in cash.  Erye specializes in research and development, production and sales of pharmaceutical products, as well as chemicals used in pharmaceutical products.  Erye, which has been in business for more than 50 years, currently manufactures over 100 drugs on seven Good Manufacturing Practices (GMP) lines, including small molecule drugs.  The approval of Merger-related transactions was submitted for stockholder consideration at Special Meetings of Stockholders of the Company and CBH each held on October 29, 2009, and was approved.  The Merger closed on October 30, 2009.

Note 2 - Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2009 and December 31, 2008, the results of operations for the three and nine months ended September 30, 2009 and 2008 and the cash flows for the three and  nine months ended  September 30, 2009 and 2008.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

The December 31, 2008 consolidated balance sheet has been derived from the audited consolidated financial statements at that date included in the Company's Annual Report on Form 10-K. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the “FASB Accounting Standards Codification” (“ASC”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The ASC does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the ASC will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The ASC is effective for us during our interim period ending September 30, 2009 and will not have an impact on our financial condition or results of operations.

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

Allowance for Doubtful Accounts: The Company establishes an allowance for doubtful accounts to provide for accounts receivable that may not be collectible. In establishing the allowance for doubtful accounts, the Company analyzes the collectability of individual large or past due accounts customer-by-customer and establishes reserves for accounts that it determines to be doubtful of collection. There was no allowance for doubtful accounts necessary at September 30, 2009 and December 31, 2008.

Property and Equipment: The cost of property and equipment is depreciated over the estimated useful lives of the related assets of 3 to 10 years. The cost of computer software programs are amortized over their estimated useful lives of five years. Depreciation is computed on the straight-line method. Repairs and maintenance expenditures that do not extend original asset lives are charged to expense as incurred.

Income Taxes: The Company, in accordance with SFAS 109, “Accounting for Income Taxes,” recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an enterprise’s financial statement or tax returns. We continue to evaluate under guidance provided by the ASC, the accounting for uncertainty in tax positions.  The guidance requires companies to recognize in their financial statements the impact of a tax position if the position is more likely than not of being sustained on audit. The position ascertained inherently requires judgment and estimates by management.  For the nine months ended September 30, 2009 and the year ended December 31, 2008, we do not believe we have any material uncertain tax positions that would  require us to measure and reflect the potential lack of sustainability of a position on audit in our financial statements. We will continue to evaluate our tax positions in future periods to determine if measurement and recognition in our financial statements.

Comprehensive Income (Loss): Refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.  At December 31, 2008 there were no such adjustments required. At September 30, 2009 a $7,584 exchange rate loss was recognized which has been reflected on the balance sheet as accumulated other comprehensive loss as a separate component of stockholder’s equity, in accordance with the consolidation of a foreign operation.

Goodwill: Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. The Company reviews recorded goodwill for potential impairment annually or upon the occurrence of an impairment indicator. The Company performed its annual impairment tests as of December 31, 2008 and determined no impairment exists. The Company will perform its future annual impairment as of the end of each fiscal year, or earlier if circumstances would indicate.

Intangible Asset: ASC 350-10 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless those lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Definite-lived intangible assets, which consist of patents and rights associated with the VSELTM Technology which constitutes the principal assets acquired in the acquisition of Stem Cell Technologies, Inc., have been assigned a useful life and are amortized on a straight-line basis over a period of twenty years.

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

Accounting for Stock Based Compensation: In December 2004, the FASB issued ASC 718-10, 718-20 and 505-50 formerly, (SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)")). ASC 718-10, 718-20 and 505-50 establish standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10, 718-20 and 505-50 requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to ASC 718-10, 718-20 and 505-50, only certain pro forma disclosures of fair value were required. The Company has adopted ASC 718-10, 718-20 and 505-50 effective January 1, 2006. The Company determines value of stock options by the Black-Scholes option pricing model. The value of options issued since January 1, 2006 or that were unvested at January 1, 2006 are being recognized as an operating expense ratably on a monthly basis over the vesting period of each option. With regard to stock options and warrants issued to non-employees the Company has adopted ASC 505-50 formerly (EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods and Services.”)

Earnings Per Share: Basic (loss)/earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net (loss)/income available to common stockholders by the weighted average shares outstanding during the period. Diluted (loss)/earnings per share, which is calculated by dividing net (loss)/income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented as it is anti-dilutive in all periods presented. For the three  and nine months ended  September 30, 2009 and 2008 the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of earnings per share. At September 30, 2009 and 2008 the Company had common stock equivalents outstanding as follows:

	September 30, 2009	September 30, 2008
Stock Options	4,633,300	1,700,300
Warrants	18,196,780	4,770,997
Series D Stock, Common stock equivalents	12,932,510	-

Advertising Policy: All expenditures for advertising are charged against operations as incurred.

Revenue Recognition: The Company initiated the collection and banking of autologous adult stem cells in the fourth quarter of 2006. The Company recognizes revenue related to the collection and cryopreservation of autologous adult stem cells when the cryopreservation process is completed which is generally twenty four hours after cells have been collected. Revenue related to advance payments of storage fees is recognized ratably over the period covered by the advanced payments. The Company earns revenue, in the form of license fees, from physicians seeking to establish autologous adult stem cell collection centers. These license fees are billed upon signing of the collection center agreement and qualification of the physician by the Company’s credentialing committee and at various times during the term of license agreement based on the terms of the specific agreement. During the quarter ended June 30, 2009, the Company modified its revenue recognition policy relative to these license fees to recognize such fees as revenues ratably over the appropriate period of time to which the revenue element relates. Previously these license fees were recognized in full when agreements were signed and the physician had been qualified by the Company’s credentialing committee. This modification of our revenue recognition policy did not have a material impact on our results of operations. The Company also receives licensing fees from a licensee for use of our technology and knowledge to operate an adult stem cell banking operation in China, which licensing fees are recognized as revenues ratably over the appropriate period of time to which the revenue element relates. In addition, the Company earns royalties for the use of its name and scientific information in connection with its License and Referral Agreement with Promethean Corporation (see “Related Party Transactions” below), which royalties are recognized as revenue when they are received.

Fair Value Measurements:  We follow the provisions of ASC 820, Fair Value Measurements and Disclosures related to financial assets and liabilities that are being measured and reported on a fair value basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market at the measurement date (exit price). We are required to classify fair value measurements in one of the following categories:

Level 1 inputs which are defined as quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 inputs which are defined as inputs other than quoted prices included within Level 1 that are observable for the assets or liabilities, either directly or indirectly.

Level 3 inputs are defined as unobservable inputs for the assets or liabilities.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may effect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Note 3 – Recent Accounting Pronouncements

In June 2008, FASB issued ASC 815-40 (formerly EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock") ("ASC 815-40"). ASC 815-40 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. At the present time we do not have any such equity instruments but we are assessing the potential impact of this statement on our future financial condition and results of operations.

In April 2009, the FASB issued ASC 805-10,805-20 and 805-30 (formerly FASB Staff Position No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies) (“ASC 805”). ASC 805 amends and clarifies ASC 805 (formerly SFAS No. 141(R)). ASC 805 requires an acquirer to recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the fair value cannot be determined during the measurement period, an asset or a liability shall be recognized at the acquisition date if the asset or liability can be reasonably estimated and if information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date ASC 805 amends the disclosure requirements of ASC 805  to include business combinations that occur either during the current reporting period or after the reporting period but before the financial statements are issued. ASC 805 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years.  The adoption of ASC 805 has resulted in NeoStem expensing currently pre-merger costs associated with the proposed merger with China BioPharmaceuticals Holdings, Inc., which amounted to $2,232,000 in the nine months ended September 30, 2009.   This statement was effective January 1, 2009.

In December 2008, the FASB issued ASC 860-10 (formerly FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities) (“ASC 860”). This document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. The purpose of ASC 860 is to improve disclosures by public entities and enterprises until the pending amendments to ASC 860 (formerly FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities), are finalized and approved by the Board. ASC 860 amends ASC 815 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends ASC 860 to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. We implemented the requirements of ASC 860 in the second quarter of 2009. As the requirements of this literature only impact our disclosures, there was no impact to our financial results.

In April 2009, the FASB issued ASC 820-10 (formerly FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly) (“ASC 820”). ASC 820 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. ASC 820 also includes guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820 requires the disclosure of the inputs and valuation technique used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. ASC 820 also requires that the entity define major categories for equity securities and debt securities to be major security types. ASC 820 is effective for interim and annual reporting periods ending after June 15, 2009. We have adopted ASC 820 in our quarter ended June 30, 2009. The adoption of ASC 820 did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued ASC 320-10 (formerly FASB Staff Position No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments) (“ASC 320”). This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. ASC 320 requires the entity to assess whether the impairment is other-than-temporary if the fair value of a debt security is less than its amortized cost basis at the balance sheet date. This statement also provides guidance to assessing whether or not the impairment is other-than-temporary and guidance on determining the amount of the other-than-temporary impairment that should be recognized in earnings and other comprehensive income. ASC 320 also requires an entity to disclose information that enables users to understand the types of securities held, including those investments in an unrealized loss position for which the other-than-temporary impairment has or has not been recognized. ASC 320 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 320 did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued ASC 825-10 (formerly FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) (“ASC 825”). ASC 825 amends ASC 825 (formerly FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments), to require disclosures about fair value of financial instruments at interim reporting periods. This Staff Position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 provided ASC 320 (described above) are also early adopted. We adopted ASC 825 in our quarter ended June 30, 2009. The adoption of ASC 825 did not have a material impact on our financial position or results of operations.

 In May 2009, the FASB issued ASC 855-10 (formerly Statement No. 165, Subsequent Events) (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. We have adopted Statement 165 in our quarter ended June 30, 2009. The adoption of ASC 855 did not have a material impact on our financial position or results of operations.

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

Note 4 - Notes Payable
In order to move forward certain research and development activities, strategic relationships in various clinical and therapeutic areas as well as to support activities related to the Company’s proposed merger (the “Merger”) with China Biopharmaceuticals Holdings, Inc., proposed share exchange (the “Share Exchange”) relating to the Shandong New Medicine Research Institute of Integrated Traditional and Western Medicine Limited Liability Company (“Shandong”), other initiatives in China as well as other ongoing obligations of the Company, on February 25, 2009 and March 6, 2009, respectively, the Company issued promissory notes to RimAsia Capital Partners L.P. (“RimAsia”), a principal stockholder of the Company, in the principal amounts of $400,000 and $750,000, respectively.  The notes bore interest at the rate of 10% per annum and were due and payable on October 31, 2009, except that all principal and accrued interest on the Notes was immediately due and payable in the event the Company raised over $10 million in equity financing prior to October 31, 2009.  The notes contained standard events of default and in the event of a default that was not subsequently cured or waived, the interest rate would increase to a rate of 15% per annum and, at the option of RimAsia and upon notice, the entire unpaid principal balance together with all accrued interest thereon would be immediately due and payable.  The notes or any portion thereof could be prepaid at any time and from time to time at the discretion of the Company without premium or penalty. On April 9, 2009 these notes and the related accrued interest were repaid from the proceeds of an $11 million offering of units consisting of shares of the Company’s Series D Convertible Redeemable Preferred Stock and warrants to purchase shares of Common Stock.

In July, 2009, in order to facilitate working capital requirements in China, NeoStem China issued a promissory note to China Xingye Bank in the amount of RMB 1,000,000 ($146,700). The note is due on January 1, 2010 and bears an interest rate of 4.86%. The loan is collateralized by cash in a restricted bank account totaling 1,229,000 RMB (approximately $180,300).

Note 5 – Convertible Redeemable Preferred Stock
In April 2009, the Company completed a private placement financing totaling $11 million (the “April 2009 Private Placement”).  This financing consisted of the issuance of 880,000 units priced at $12.50 per unit, with each unit (the “Series D Units”) consisting of one share of the Company’s Series D Convertible Redeemable Preferred Stock (the “Series D Stock”) and ten warrants with each warrant to purchase one share of Common Stock (the “Series D Warrants”). A total of 880,000 shares of Series D Stock and 8,800,000 Series D Warrants were issued.  RimAsia, a principal stockholder in the Company, purchased $5,000,000 in Series D Units in the April 2009 Private Placement and thus acquired 400,000 shares of Series D Stock and 4,000,000 Series D Warrants. In June 2009, with a final closing on July 6, 2009, the Company completed an additional private placement financing totaling approximately $5 million with net proceeds of $4,679,220 (the “June 2009 Private Placement”).  This financing consisted of the issuance of 400,280 Series D Units priced at $12.50 per unit, and a total of 400,280 shares of Series D Stock and 4,002,800 Series D Warrants were issued. The Company paid $324,280 in fees and issued 12,971 Series D Units to agents that facilitated the June 2009 Private Placement. The Series D Units issued to the selling agents were comprised of 12,971 shares of the Series D Stock and 129,712 Series D Warrants. Fullbright Finance Limited, a beneficial holder of more than 5% of the Company’s stock, purchased an aggregate of $800,000 in Series D Units in the June 2009 Private Placement and thus acquired 64,000 shares of Series D Stock and 640,000 Series D Warrants; the Company understands that all securities purchased by Fullbright in the June 2009 Private Placement were pledged to RimAsia and subsequently, to the Company.  In total, in the April 2009 and June 2009 Private Placements, the number of shares of Series D Stock issued was 1,293,251 (converted into 12,932,510 shares of Common Stock upon stockholder approval on October 29, 2009) and the number of Series D Warrants issued was 12,932,512.

Upon the affirmative vote of holders of a majority of the voting power of the Company’s Common Stock required pursuant to the Company’s Amended and Restated By-Laws and the NYSE Amex, each share of Series D Stock was to automatically be converted into ten (10) shares of Common Stock at an initial conversion price of $1.25 per share based on an original issue price of $12.50 per share; provided that if by October 31, 2009 such affirmative vote was not achieved, the Company would be required to redeem all shares of Series D Stock at a redemption price per share of $12.50 plus the accrued dividends as of such date.  The conversion of the Series D Stock was submitted for stockholder approval at the NeoStem Special Meeting of Stockholders held on October 29, 2009 and was approved, and the Series D Stock converted into an aggregate of 12,972,310 shares of the Company’s Common Stock. The total cash required to redeem the Series D Stock would have been $16,165,638 plus accrued dividends.  The Series D Stock had an accruing dividend of ten percent (10%) per annum, payable (i) annually in cash on April 9th, provided that the shares of Series D Stock remained outstanding on such date or (ii) upon a liquidation, dissolution or winding up of the Company.  The Series D Stock (i) ranked senior to all of the Company’s capital stock with respect to the payment of dividends and to the distribution of assets upon liquidation, dissolution or winding up, (ii) did not have any voting rights, (iii) did not have any anti-dilution protection other than standard protection for stock splits and combinations, and (iv) did not have any preemptive rights.   By June 30, 2009 the Company had received $4,304,220 of the net proceeds from the June 2009 Private Placement and the balance of $375,000 was received on July 6, 2009. The Company has accounted for the issuance of all Series D Stock and Series D Warrants in the June 2009 Private Placement as of June 30, 2009.  The combined net proceeds from the two private placements were $15,669,220. Since the April and June 2009 Private Placements represent a combination of equities we are required to account for the value of all equity securities associated with these private placements and assign a portion of the  net proceeds received to each equity instrument. We apportioned and assigned the net proceeds of the two private placements as follows: the value assigned to the Series D Stock was $7,685,768, which includes the contingent value of the beneficial conversion to common stock of $6,618,000, and the value assigned to the Series D Warrants was $7,983,452.

The  Series D Warrants have a per share exercise price equal to $2.50 and are callable by the Company if the common stock trades at a price equal to not less than $3.50 for a specified period of time.  Subject to the affirmative vote of the Company’s shareholders and the rules of the NYSE Amex, the Series D Warrants are exercisable for a period of five years.  The exercisability of the Series D Warrants was submitted for stockholder approval at the NeoStem Special Meeting of Stockholders held on October 29, 2009, was approved and the Series D Warrants became exercisable through October 2014.

Note 6 - Stockholders’ Equity
Common Stock:
In January 2009, the Company entered into an agreement with a physician who was retained as a consultant.  The term of this agreement is January 2009 through December 31, 2011.  As part of the consideration for providing services, the physician is to receive $24,000 annually, by the issuance of shares of the Company’s Common Stock under the Company’s 2003 Equity Participation Plan, as amended (the “2003 Equity Plan”) in equal monthly installments of $2,000 on the last day of each month during the term of the agreement at a per share purchase price equal to the closing price of the Common Stock on the last day of each month, which payment shall be made in cash in the event shares under the 2003 Equity Plan or any successor plan are unavailable.  During the three and nine months ended September 30, 2009,  3,265 and  15,298 shares of Common Stock were issued, respectively, to the physician pursuant to this agreement. The issuance of Common Stock resulted in charges to operations for the three and nine months ended September 30, 2009 of $6,000 and $18,000, respectively.

In January 2009, the Company entered into an agreement with a consultant which has been providing investor relations services to the Company since 2005, pursuant to which this consultant was retained to provide additional investor relations/media relations services from January 1, 2009 to May 31, 2009.  In consideration for providing services under this agreement, the Company agreed to issue to the consultant an aggregate of 40,000 shares of restricted Common Stock, to vest as to 8,000 shares on the last day of each month of January through May 2009. The issuance of such securities was subject to the approval of the NYSE Amex, which approval was obtained in May 2009. The stock issued to this consultant had a value of $27,600 of which $0 and $27,600 were charged to operations during the three and nine months ended September 30, 2009, respectively, based on the vesting of the Common Stock.

 In January 2009, the Company issued to its grant consultant, 20,000 shares of restricted Common Stock, with a value of $13,800 as a bonus under the consultant’s Consulting Agreement with the Company dated February 8, 2008, in consideration for such consultant being instrumental in the Company receiving a Congressionally Directed Grant which was included in the Department of Defense Fiscal Year 2009 Appropriations Bill.  The issuance of such securities was approved by the NYSE Amex, which approval was obtained in January 2009.  The Company has entered into a new consulting agreement with this grant consultant for a one-year term commencing as of January 1, 2009.  In consideration for services, the consultant will be issued shares of the Company’s restricted Common Stock equal to a value of $60,000 based on the closing price of the Company’s Common Stock on the date of execution of the agreement, which has been determined to be 67,416 shares, to vest as to one-half of such shares on September 30, 2009 and the remaining one-half of such shares on December 31, 2009.  The issuance of such securities was approved by the NYSE Amex, which approval was obtained in May 2009. For the three and nine months ended September 30, 2009 the Company has recognized $15,000 and $60,000, respectively, as an operating expense relating to these shares.

In January 2009, the Company issued to a marketing consultant 12,000 shares of restricted Common Stock, with a value of $8,280, pursuant to the terms of a three month consulting agreement entered into in October 2008, scheduled to vest pursuant to the agreement as to 4,000 shares at the end of each 30 day period during the term.  The issuance of such securities was approved by the NYSE Amex, which approval was obtained in January 2009. The issuance of Common Stock resulted in charges to operations for the three and nine months ended September 30, 2009 of $0 and $8,280, respectively.

In January 2009, the Company issued to a member of its Scientific Advisory Board 20,000 shares of Common Stock under the 2003 Equity Plan, with a value of $15,000, in consideration of this individual’s contribution to a special project related to the design of a cardiac stem cell clinical trial for end stage cardiomiopathy anticipated to be conducted in the People’s Republic of China. The issuance of Common Stock resulted in charges to operations for the three and nine months ended September 30, 2009 of $0 and $15,000, respectively.

In February 2009, the Company entered into a consulting agreement with a one year term commencing March 1, 2009, with a physician to provide services to the Company including providing medical expertise in the areas of apheresis and laboratory medicine and to serve (as needed) as medical director for centers in the Company’s stem cell collection center network as well as other related activities, in partial consideration for which the physician is to receive a one-time payment of 10,000 shares of Common Stock under the 2003 EPP, which shares were issued as of February 2009.  These shares had a value of $8,000. The issuance of Common Stock resulted in charges to operations for the three and nine months ended September 30, 2009 of $0 and $8,000, respectively.

In March 2009, the Company entered into an agreement with a consultant, pursuant to which this consultant was retained to provide additional financial market related services for a three month period.  In partial consideration for providing services under this agreement, the Company agreed to issue to the consultant an aggregate of 25,000 shares of restricted Common Stock, with a value of $17,250, to vest as to one-third of the shares at the end of each monthly period during the term. The issuance of such securities was approved by the NYSE Amex, which approval was obtained in May 2009. Based on these vesting terms, the Company has recognized $0 and $17,250 as an operating expense in the three and nine months ended September 30, 2009, respectively.  This consultant was also issued a five year warrant to purchase 25,000 shares of restricted Common Stock at a per share exercise price of $1.00, with a value of $16,867. (See Warrants below).

In April 2009, the Company entered into an agreement with a consultant to provide financial market related services to the Company.  In partial consideration for providing services under this agreement, the Company agreed to issue to the consultant an aggregate of 20,000 shares of Common Stock, with a value of $19,800. The issuance of such securities was approved by the NYSE Amex, which approval was obtained in May 2009.  The Company has recognized $0 and $19,800 as an operating expense in the three and nine months ended September 30, 2009, respectively.

In April 2009, the Company entered into an agreement with a consultant to provide support services in connection with the Merger to the Company.  In partial consideration for providing services under this agreement, the Company agreed to issue to the consultant an aggregate of 10,000 shares of Common Stock, with a value of $11,800. The issuance of such securities was approved by the NYSE Amex, which approval was obtained in May 2009. The Company has recognized $0 and $11,800 as an operating expense in the three and nine months ended September 30, 2009, respectively.

In May 2009, the Compensation Committee of the Board of Directors approved awards under a Board of Directors Compensation Plan to members of the Board acting in their capacity as Board members and to the Board Secretary, which included the issuance of  options under the Company’s newly adopted 2009 Equity Compensation Plan (the “2009 Equity Plan”) and the authorization for the Chairs of the Board and Board Committees  to be issued for each Chair they hold, either $25,000 or 25,000 shares of fully vested Common Stock under the 2009 Equity Plan.  Accordingly, an aggregate of $50,000 was paid and 50,000 shares of Common Stock were awarded.  The Common Stock issued had a value of $97,500, and $0 and $97,500 was charged to operations during the three months and nine months ended September 30, 2009, respectively.

In May 2009, the Company entered into a one month agreement with a consultant to provide consulting services in the area of pharmaceutical research and the development of strategic transactions.  In partial consideration for providing services under this agreement, the Company issued to the consultant 6,250 shares of Common Stock.  The Common Stock issued had a value of $11,876, and $0 and $11,876 was charged to operations during the three months and nine months ended September 30, 2009, respectively. The consultant joined the Company as its Vice President, Drug Development and Regulatory Affairs in July 2009.

In July 2009, the Company granted under its 2009 Equity Plan, an aggregate of 525,000 shares of Common Stock to two executive officers of the Company. Robin Smith, the Company’s Chief Executive Officer, received 500,000 shares of Common Stock with a value of $855,000; 300,000 shares vested immediately and 200,000 will vest upon achievement of a business milestone; $513,000 was charged to operations during the three months and nine months ended September 30, 2009. Catherine Vaczy, the Company’s Vice President and General Counsel, received 25,000 shares of Common Stock with a value of $42,750, which vested immediately, in connection with an extension of her employment agreement: $42,750 was charged to operations during the three months and nine months ended September 30, 2009.

In August 2009, the Company entered into a two year Consulting Agreement with the Chairman of its Scientific Advisory Board.  In partial consideration for providing services under this Agreement, the Company issued to this advisor 50,000 shares of Common Stock under the 2009 Equity Plan.  The Common Stock issued had a value of $94,500, and resulted in a charge to operations of $94,500 for the three and nine months ended September 30, 2009.

In August 2009, the Company entered into a two and one-half month agreement with a consultant to provide web-based and other corporate promotional services to the Company.  In partial consideration for providing services under this agreement, the Company agreed to issue to the consultant an aggregate of 8,000 restricted shares of Common Stock, with a value of $14,960. The issuance of such securities was approved by the NYSE Amex, which approval was obtained in September 2009.  The Company has recognized $14,960 as an operating expense in the three and nine months ended September 30, 2009.

Warrants:
The Company has issued common stock purchase warrants from time to time to investors in private placements, certain vendors, underwriters, and directors and officers of the Company. A total of 18,196,780 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of September 30, 2009 at prices ranging from $.50 to $8.00 and expiring through June 2014.

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

In March 2009, the Company entered into an agreement with a consultant to provide financial market related services for a three month period beginning March 2009.  As partial consideration for providing services under this agreement, the Company agreed to issue to the consultant a five year warrant to purchase 25,000 shares of restricted Common Stock at a per share exercise price of $1.00, with a value of $16,867, vesting in its entirety at the end of the term.   The issuance of such securities was approved by the NYSE Amex, which approval was obtained in May 2009. The Company recognized $0 and $16,867 as an operating expense for the three and nine months ended September 30, 2009, respectively.

In the Company’s August 2007 public offering, units were issued comprised of shares of the Company’s Common Stock, and Class A warrants to purchase an aggregate of 635,000 shares of Common Stock.  The Company also issued to its underwriter group warrants (the “Underwriter Warrants”) to purchase an aggregate of 95,250 shares of Common Stock.  The Class A Warrants were issued pursuant to the terms of a Restated Warrant Agreement made as of August 14, 2007 between the Company and the Class A Warrant agent.  The Underwriter Warrants were issued individually to each member of the underwriting group.  The Underwriter Warrants had a higher exercise price ($6.50) than that of the Class A Warrants, and unlike the Class A Warrants, could not be exercised for a period of one year from the date of issuance and contained provisions for cashless exercise. In September, 2008 the Company made the determination that certain of the Underwriter Warrants totaling 86,865 shares of Common Stock, should be accounted for as a derivative liability and reported on our balance sheet as such. Upon the closing of our August 2007 public offering the fair value and thus the derivative liability value of these certain Underwriter Warrants was $195,551. At December 31, 2008 the derivative liability value associated with these certain Underwriter Warrants was $0 and at September 30, 2009 the derivative liability value of these Underwriter Warrants was $ 41,143 and has been reflected as an accrued liability on our balance sheet. During the three months ended September 30, 2009 the Company recognized a credit to operating expense of $(1,749) and for the nine months ended September 30, 2009 an operating expense of $41,143.

In the April and June 2009 Private Placements (described in Note 5 - Redeemable Preferred Stock, above), as part of the Series D Units issued at $12.50 per unit, the Company issued 8,800,000 Series D Warrants, and 4,002,800 Series D Warrants, respectively, to investors, each to purchase one share of Common Stock.  The Company also issued 129,712 Series D Warrants to selling agents that facilitated the June 2009 Private Placement.  The  Series D Warrants have a per share exercise price equal to $2.50 and are callable by the Company if the Common Stock trades at a price equal to not less than $3.50 for a specified period of time.  Subject to the affirmative vote of the Company’s shareholders and the rules of the NYSE Amex, the Series D Warrants are exercisable for a period of five years.  The exercisability of all 12,932,512 Series D Warrants was submitted for stockholder approval at the NeoStem Special Meeting of Stockholders held on October 29, 2009, was approved and the Series D Warrants became exercisable through October 2014.  The combined net proceeds from the two private placements were $15,679,220. Since the April and June 2009 Private Placements represent a combination of equities we are required to account for the value of all equity securities associated with these private placements and assign a portion of the net proceeds received to each equity instrument. We apportioned and assigned the net proceeds of the two private placements as follows: the value assigned to the Series D Stock was $7,685,768, which includes the contingent value of the beneficial conversion to common stock of $6,618,000, and the value assigned to the Series D Warrants was $7,983,452.

On May 1, 2009, the Company entered into a three year consulting agreement effective March 3, 2009 (the “Effective Date”) whereby the consultant would provide to the Company consulting services in the area of stem cell therapy in orthopedics for the development of business in Asia.  Pursuant to this agreement, as partial compensation for such services, the Company agreed to issue to this consultant a warrant to purchase up to an aggregate of 24,000 shares of Common Stock at an exercise price of $0.50 (the closing price of the Common Stock on the Effective Date) which shall vest and become exercisable as to one-third of such shares on each of the first, second and third anniversaries of the Effective Date.  The value of such warrants is approximately $27,163.  The issuance of such securities was approved by the NYSE Amex. The Company has recognized $3,773 as an operating expense in the three and nine months ended September 30, 2009.

Warrant activity is as follows:

	Number of Shares	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance December 31, 2008	5,322,333	$0.50 - $8.00	$3.66
Granted	12,986,512		2.49
Exercised	-
Expired	(112,065)		8.43
Cancelled	-
Balance September 30, 2009	18,196,780	$0.50 - $8.00	$2.80	4.28	1,170,432

		Number	Weighted Average Remaining	Number
Exercise Price		Outstanding September 30, 2009	Contractual Life (years)	Exercisable September 30, 2009
$0.50 to	$3.02	16,252,221	4.44	3,254,047
$3.02 to	$5.27	183,750	2.42	183,750
$5.27 to	$7.51	802,761	2.93	802,761
$7.51 to	$8.00	958,048	3.09	958,048
		18,196,780	4.28	5,198,606

See Note 10, Subsequent Events, for information on a proposal submitted to NeoStem stockholders at the NeoStem Special Meeting of Stockholders held on October 29, 2009, to allow privately issued warrants (warrants issued other than to the public or the underwriters in NeoStem’s August 2007 public offering) with exercise prices ranging from $4.00 to $8.00 to be repriced to a range of approximately $3.82 to $6.81.  Such proposal was approved, and warrants to purchase approximately 1,203,890 shares of Common Stock were so repriced effective on October 30, 2009, the date of closing of the Merger.

Options:
The Company’s 2003 Equity Participation Plan (the “2003 Equity Plan”) and 2009 Equity Compensation Plan (the “2009 Equity Plan”) permit the grant of share options and shares to its employees, directors, consultants and advisors for up to an aggregate of 6,300,000 shares of Common Stock as stock-based compensation.  All stock options under the 2003 Equity Plan and the 2009 Equity Plan are generally granted at the fair market value of the Common Stock at the grant date. Stock options vest either on the date of grant, ratably over a period determined at time of grant, or upon the accomplishment of specified business milestones, and generally expire 10 years from the grant date.

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

 The 2003 Equity Plan and the 2009 Equity Plan are sometimes collectively referred to as the Company’s “U.S. Equity Plan.”

Effective January 1, 2006, the Company’s U.S. Equity Plan has been accounted for in accordance with the recognition and measurement provisions of  ASC 718-10, 718-20 and 505-50. ASC 718-10, 718-20 and 505-50 require compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between ASC 718-10, 718-20 and 505-50 and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

The Company's results included share-based compensation expense of $1,368,179 and $ 323,424 for the three months ended September 30, 2009 and 2008, respectively and $ 2,766,566 and $ 1,525,649 for the nine months ended September 30, 2009 and 2008, respectively. Such amounts have been included in the consolidated statements of operations within general and administrative expenses.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award and those options that vested upon the accomplishment of business milestones. Options vesting on the accomplishment of business milestones will not be recognized for compensation purposes until such milestones are accomplished. At September 30, 2009 there were options to purchase 275,000 shares outstanding that will vest on the accomplishment of certain business milestones.

The weighted average estimated fair value of stock options granted in the three months ended September 30, 2009 and 2008 were $1.77 and $ 1.00, respectively and for the nine months ended September 30, 2009 and 2008 the weighted average estimated fair value of stock options granted were $ 1.83 and $ 1.40 respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During the nine months ended September 30, 2009 and the years ended 2008, 2007 and 2006, the Company took into consideration the guidance under ASC 718-10 and SAB No. 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees.  Previously such assumptions were determined based on historical data.

The range of assumptions made in calculating the fair values of options are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected term (in years)	10	10	10	10

Expected volatility	187% to 197%	119% to 158%	187% to 217%	100% to 158%

Expected dividend yield	0%	0%	0%	0%

Risk-free interest rate	3.33% to 3.66%	3.64% to 4.09%	3.33% to 3.81%	3.64% to 4.19%

Stock option activity under the US Equity Plan is as follows:

	Number of Shares (1)	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance December 31, 2008	1,725,300	$0.71 - $25.00	$3.96
Granted	2,920,000		1.83
Exercised	-
Expired	(2,000)		.94
Cancelled	(10,000)		7.00
Balance September 30, 2009	4,633,300	$0.71 - $25.00	$2.62	5.70	$503,700
Vested and Exercisable at September 30, 2009	2,718,300		$3.01		$300,285

(1)	— All options are exercisable for a period of ten years.

		Number	Weighted Average Remaining	Number
Exercise Price		Outstanding September 30, 2009	Contractual Life (years)	Exercisable September 30, 2009
$0.71 to	$4.17	3,742,000	9.44	1,992,000
$4.17 to	$7.63	800,200	7.35	639,200
$7.63 to	$11.08	50,000	6.20	46,000
$11.08 to	$14.54	3,000	4.42	3,000
$14.54 to	$25.00	38,100	5.77	38,100
		4,633,300		2,718,300

Options are usually granted at an exercise price at least equal to the fair value of the Common Stock at the grant date and may be granted to employees, directors, consultants and advisors of the Company.

As of September 30, 2009, there was approximately $3,679,418 of total unrecognized compensation costs related to unvested stock option awards of which $1,828,748 of unrecognized compensation expense is related to stock options that vest over a weighted average life of 5 years. The balance of $1,850,669 of unrecognized compensation costs is related to stock options that vest based on the accomplishment of business milestones.

	Options	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2008	435,250	$2.90
Issued	2,920,000	1.82
Expired	(2,000)	7.00
Canceled	(10,000)	.93
Vested	(1,428,250)	1.83
Exercised	-
Non-Vested at September 30, 2009	1,915,000	$2.07

The total value of shares vested during the nine months ended September 30, 2009 was $ 2,766,566.

The number of remaining shares authorized to be issued for the U.S. Equity Plan is as follows

Shares authorized for Issuance under the 2003 Equity Plan	2,500,000
Shares authorized for Issuance under the 2009 Equity Plan	3,800,000
Options Outstanding	(4,633,300)
Common Stock Issued	(1,414,950)
Options Exercised	(2,500)
Remaining shares authorized to be issued as of September 30, 2009	248,250

See Note 10, Subsequent Events, for information on proposals submitted for stockholder approval at the NeoStem Special Meeting of Shareholders held on October 29, 2009, which were approved and authorized the following:  (i) an amendment to the 2003 Equity Plan which would allow options issued thereunder to be repriced to the greater of $0.80 and fair market value on the date of closing of the Merger and (ii) a proposed increase to the 2009 Equity Plan to increase the number of shares available for issuance thereunder from 3,800,000 to 9,750,000.  Pursuant thereto, (i) options issued under the 2003 Plan to purchase an aggregate of 754,250 shares of Common Stock with exercise prices ranging from $2.39 to $25.00, were repriced to $1.90 (the fair market value on the date of grant, which was the closing price of a share of Common Stock on the NYSE Amex on October 30, 2009, the date of closing of the Merger), and (ii) the number of shares available for issuance under the 2009 Equity Plan was increased to 9,750,000, and  certain stock and option grants to NeoStem executive officers, employees, consultants and advisors were effective either upon the approval of the increase in the 2009 Plan or closing of the Merger.

Note 7 - Segment Information
Historically, the Company’s operations have been conducted in only one geographical segment and since March 31, 2007 the Company has realized revenue only from the banking of adult autologous stem cells. In September, 2009 the Company established NeoStem (China), Inc. (“NeoStem China” or the “WFOE”) as a wholly foreign owned subsidiary of NeoStem. The WFOE is domiciled in Qingdao and under its scope of business approved by the Chinese regulatory authorities, the WFOE may engage in the research & development, transfer and technological consultation service of bio-technology, regenerative medical technology and anti-aging technology (excluding the development or application of human stem cell, gene diagnosis and treatment technologies); consultation of economic information; import, export and wholesaling of machinery and equipments (the import and export do not involve the goods specifically stipulated in/by state-operated trade, import & export quota license, export quota bidding, export permit, etc.). In furtherance of complying with PRC’s foreign investment prohibition on stem cell research and development, clinical trials and related activities, we conduct our current business in the PRC via two domestic variable interest entities. To date operations in China have been limited. Our segment data is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues earned from external customers:
United States	$85,067	$25,248	$157,709	$49,469
China	-	-	-	-

Income/(loss) from operations:
United States	$(6,084,059)	$(1,921,714)	$(11,745,941)	$(6,810,676)
China	$(1,539,294)	-	$(2,687,747)	-

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

In order to accelerate the establishment of Qingdao Niao for research and development purposes in the PRC, in April 2009 Suzhou Erye Pharmaceuticals Company Ltd. (“Erye”) advanced in Renminbi the U.S. dollar equivalent of $176,000 to the shareholder of Qingdao Niao on our behalf.  In May 2009 we repaid the amount of $176,000 to Erye.  Erye is owned 51% by CBH (with which we entered into the Merger Agreement in November 2008 and consummated the Merger on October 30, 2009) and 49% by Erye Economy and Trading Co. Ltd (of which Fullbright Finance Limited, a beneficial holder of more than five percent of the Company’s stock, is a wholly-owned subsidiary).

On April 30, 2009 the Company entered into a License and Referral Agreement with Promethean Corporation (“Promethean”) through its subsidiary Ceres Living, Inc. (“Ceres”) to use certain Company marks and publications in connection with certain sales and marketing activities relating to its nutritional supplement known as AIO Premium Cellular (the “Product”); and in connection with the license, Ceres will pay to the Company or the Stem for Life Foundation specified fees  for  each unit of the Product sold; and Ceres shall engage in a referral service with respect to the Company’s adult stem cell collection and storage activities. Ceres will receive a specified fee from the Company for each client referred who completes and pays for a stem cell collection. The term of the agreement is three years with each party having the right to renew annually, thereafter. The CEO of Promethean is in an exclusive relationship with the CEO of the Company. The Company has earned $3,700 in royalties in connection with this agreement.

As part of the stem cell initiatives undertaken by NeoStem, on June 15, 2009, NeoStem signed a ten-year, exclusive, royalty bearing agreement with Enhance BioMedical Holdings Limited (“Enhance”) to provide Enhance with the training, technical, and other assistance required for Enhance to offer stem cell based therapies in Taiwan, Shanghai, and five other provinces in eastern China including Jiangsu, Zhejiang, Fujian, Anhui and Jiangxi. This agreement also gives NeoStem the option to acquire up to a 20% fully diluted equity interest in Enhance for a period of five years. NeoStem will receive certain milestone payments as well as be entitled to a stated royalty on the revenues derived from Enhance’s offering these stem cell based therapies.  Enhance was an investor in the April 2009 Private Placement, pursuant to which it purchased $5 million of Series D Units, and thus acquired 400,000 shares of Series D Stock (which converted into 4,000,000 shares of Common Stock upon stockholder approval on October 29, 2009) and 4,000,000 Series D Warrants, each to purchase one share of Common Stock at an exercise price of $2.50 per share (which became exercisable upon stockholder approval on October 29, 2009).

Note 9 – Commitments
The Company has entered into an agreement for the lease of executive office space from SLG Graybar Sublease LLC (the “Landlord”) at Suite 450, 420 Lexington Avenue, New York, with a lease term effective April 1, 2009 through June 30, 2013 (the “Lease”).  Rental, storage and utility payments are currently in the aggregate approximate monthly amount of $20,600.  To help defray the cost of the Lease, the Company has licensed to third parties the right to occupy certain of the offices in Suite 450 and use certain business services.  Such license payments currently total approximately $11,360 per month and the license agreements are for periods of one year or less.  The CEO of one such licensee, Promethean Corporation, is in an exclusive relationship with the Company’s CEO. The Lease was entered into pursuant to an assignment and assumption of the original lease from the original lessor thereof, DCI Master LDC (the lead investor in a private placement by the Company in June 2006) and affiliates of DCI Master LDC and Duncan Capital Group LLC (a former financial advisor to and an investor in the Company), for which original lease a principal of such entities acted as guarantor (the “Guarantor”), a consent to such assignment from the Landlord and a lease modification agreement between the Company and the Landlord, such documents being dated April 13, 2009 with effective delivery April 17, 2009.  The Company was credited with an amount remaining as a security deposit with the Landlord from such original lessor (the “Security Deposit Credit”), was required to deposit an additional amount with the Landlord to replenish the original amount of security for the Lease and pay an amount equal to the Security Deposit Credit to the Guarantor of the original lease.  The total payments made by the Company for such security deposit and payment of the Security Deposit Credit to the Guarantor were in the approximate aggregate amount of $157,100. Richard Berman, a director of the Company, utilizes an office in Suite 450 in his capacity as a member of the Company’s Audit Committee and Nominating Committee and Chairman of the Company’s Compensation Committee, and for other business purposes.

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

As of July 1, 2009, the Company entered into an Amendment No. 1 to the Agreement and Plan of Merger dated as of November 2, 2009 with China Biopharmaceuticals Holdings, Inc. (“CBH”), China Biopharmaceuticals Corp., CBH’s wholly-owned subsidiary (“CBC”) and CBH Acquisition LLC, NeoStem’s wholly-owned subsidiary.  Pursuant to the terms of the Amendment, the following provisions were then in effect:

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

As of August 27, 2009, the Company, CBH and Subco entered into Amendment No. 2 to the Agreement and Plan of Merger, dated November 2, 2008, as amended by Amendment No. 1, dated as of July 1, 2009 (as amended, the “Agreement and Plan of Merger”).  Capitalized terms used herein and not defined shall have the meanings given those terms in the Agreement and Plan of Merger.  Pursuant to the terms of Amendment No. 2 to the Agreement and Plan of Merger, the following provisions were then in effect:

•           The Exchange Ratio was amended to equal the quotient of 7,150,000 shares divided by the sum of (x) the number of shares of CBH stock outstanding as of the Effective Time and (y) the number of shares of CBH common stock issuable upon exercise of in-the-money warrants of CBH immediately prior to the Effective Time, subject to adjustment as set forth in the Agreement and Plan of Merger.  As of the date of Amendment No. 2, the Exchange Ratio was 0.1921665.

•           The exchange offer with respect to the outstanding CBH Common Stock Purchase Warrants was eliminated.  Accordingly, Preliminary Statement E(3) and Exhibit B, the closing condition set forth in Section 6.2.20 of the Agreement and Plan of Merger, and all references to the Series C Warrants therein, were deleted.  Section 2.4 of the Agreement and Plan of Merger was amended to provide that at the Effective Time, each holder of a CBH Common Stock Purchase Warrant (other than RimAsia) would receive, in aggregate, in exchange for his or her CBH Common Stock Purchase Warrants the rights under those CBH Common Stock Purchase Warrants.

•           The Agreement and Plan of Merger contemplates that as a condition of Closing, certain approvals from PRC regulatory authorities shall have been obtained prior to Closing, including approvals with respect to the Merger, and the terms of the Amended and Restated Erye Joint Venture Agreement, the Erye Articles of Incorporation and related organizational documents.  It also contemplates certain assurances from PRC Governmental Authorities. In Amendment No. 2, CBH agreed to cause Erye to use reasonable commercial efforts to obtain such approvals prior to the Closing. Contrary to Amendment No. 1, however, the parties will not enter into an escrow agreement, and there will be no provision such that the consideration to be paid or issued by NeoStem in connection with the Merger is held in escrow, subject to a right of NeoStem to receive back all such consideration and rescind the Merger if any such PRC regulatory approvals are not obtained. Any references to a possible escrow arrangement were deleted. Mr. Shi and Madame Jian shall use reasonable efforts to expedite the receipt of all PRC approvals and shall be paid an aggregate of 203,338 shares of NeoStem Common Stock when all PRC approvals are received (for clarification this replaced the provision previously included in Amendment No. 1).

As of July 1, 2009, NeoStem, CBH, CBC and RimAsia, which is a significant investor in the Company and CBH, entered into a Funding Agreement pursuant to which it was agreed that RimAsia would supply additional funding to both NeoStem and CBH in an amount up to $1.6 million (including, as of September 30, 2009, approximately $1 million advanced  on behalf of NeoStem and approximately $427,000 advanced on behalf of CBH), which amount would be deemed settled upon its receipt of the increased amount of NeoStem securities to be received by RimAsia as part of the Merger consideration, which increase was agreed to in the July amendment to the Merger Agreement.  If less than $1.6 million had been advanced at that time, the difference would be paid to NeoStem at the closing of the Merger.  In the event the Merger had not received shareholder approval by October 31, 2009, NeoStem would have been required to repay RimAsia all payments incurred or made by RimAsia on behalf of NeoStem. The Merger and related transactions were presented for stockholder approval at a Special Meeting of Stockholders held on October 29, 2009 and were approved. As of October 29, 2009 approximately $1,070,000 had been advanced on behalf of NeoStem and approximately $846,000 had been advanced on behalf of CBH, by RimAsia. The amount of funds advanced by RimAsia has exceeded the upper limit of $1.6 million resulting in additional funds due RimAsia in the amount of approximately $316,000, which will be paid to RimAsia from cash due CBH being disbursed in connection with the closing of the Merger.

In July 2009, the WOFE entered into a cooperation agreement with NeoStem’s PRC consultant, Shandong Life and Science Institute, a not-for-profit organization under PRC law, to organize and convene various clinical trials. This agreement requires funding by the WOFE in the amount of RMB 5,000,000 (approximately $730,000).

In July 2009, in connection with NeoStem’s determination to terminate its proposed Share Exchange transaction in favor of independently building out its stem cell business in China, NeoStem expanded its relationship with Shandong Life Science and Technology Research Institute (“SLSI”), of which Dr. Cai Jianqian of the Shandong Provincial Association of Chinese Medicine is President, to provide for commitments from SLSI in addition to those agreed to effective April 23, 2009 (described below).  In return, NeoStem agreed to grant to SLSI an additional 100,000 shares under its 2009 Non-U.S. Based Equity Plan (the “2009 Non-U.S. Plan”), subject to approval of the 2009 Non-U.S. Plan at the Company’s Special Meeting of Shareholders.  The 2009 Non-U.S. Plan was approved at the Special Meeting.  Previously, effective April 23, 2009, the Company had entered into a Consulting Agreement with SLSI.  Through SLSI, Dr. Cai Jianqian will provide consulting services to NeoStem in the area of business development, strategic planning and government affairs in the healthcare industry in the PRC, including the introduction of NeoStem to hospitals and medical practices within the PRC to advance NeoStem’s strategic relationships. In return, NeoStem will pay SLSI an annual fee of $100,000 and issue SLSI an aggregate of 250,000 options under the NeoStem, Inc. 2009 Non-U.S. Plan, also subject to the approval of the 2009 Non-U.S. Plan at the Special Meeting, which was approved, to become exercisable over approximately a two year period.  Dr. Cai Jianqian became acquainted with the Company through her son Chris Peng Mao, former CEO of CBH.

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

On the Commencement Date, Dr. Harris was granted an option to purchase 150,000 shares of the Company’s Common Stock under the Company’s 2009 Equity Plan at an exercise price equal to the closing price of the Common Stock on the date of grant.  The option vests as to 50,000 shares immediately and as to the remaining 100,000 shares on the one year anniversary of the Commencement Date.  Upon (i) shareholder approval of the proposal to expand the option pool available under the 2009 Equity Plan (approved at the Special Meeting of Shareholders on October 29, 2009) and (ii) the consummation of the Merger with CBH (October 30, 2009) , Dr. Harris shall be granted an option to purchase 200,000 shares of Common Stock at an exercise price equal to the closing price of the Common Stock on the date of grant.  This option shall vest as to 100,000 shares on the second anniversary of the Commencement Date and as to the remaining 100,000 shares on the third anniversary of the Commencement Date.  The options granted to Dr. Harris shall be subject to written option grant agreements.  In the event Dr. Harris is terminated other than for Cause (as defined in the Employment Agreement) within thirty days of a vesting date, the vesting of the applicable shares of Common Stock shall accelerate.

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

Upon the Effective Date, Ms. Vaczy shall receive (i) a stock award under the Company’s 2009 Equity Compensation Plan for 25,000 shares of Common Stock and (ii) an option grant for 200,000 shares of Common Stock under the Company’s 2009 Equity Compensation Plan with an exercise price equal to the closing price of the Common Stock on the date of grant, which option shall vest with respect to 100,000 shares on the Effective Date and with respect to the remaining 100,000 shares upon shareholder approval of the Company’s proposed merger with CBH (approved at the Special Meeting of Shareholders on October 29, 2009).  Options granted to Ms. Vaczy shall remain exercisable for a period of two years following her termination of employment with the Company.  Additionally, upon shareholder approval of (i) the proposal to expand the option pool available under the 2009 Equity Compensation Plan and (ii) the merger with CBH (both approved at the Special Meeting of Shareholders on October 29, 2009), Ms. Vaczy shall be granted an option for 100,000 shares of Common Stock, which option shall vest in full on the first anniversary of the Effective Date.  Ms. Vaczy shall also be entitled to a $5,000 cash bonus upon the achievement of each of two stated business milestones.  Pursuant to the Letter Agreement, any severance payments to which Ms. Vaczy may become entitled under her Original Agreement shall be based upon her then-current salary for a three-month period.

On July 29, 2009, the Company amended the terms of its employment agreement with its Chief Executive Officer, Dr. Robin Smith, to extend the term of Dr. Smith’s employment to December 31, 2011 and subject to consummation of the proposed Merger with CBH (which occurred on October 30, 2009), awarded to Dr. Smith a $275,000 cash bonus for 2009 and comparable minimum annual bonuses for 2010 and 2011.

Effective as of July 27, 2009, NeoStem (China), Inc., a wholly foreign owned subsidiary of the Company in China (the “WFOE”), entered into an employment agreement with Peter Sun (the “Employment Agreement”), pursuant to which Mr. Sun will serve as the WFOE’s General Manager for a period of three years from July 27, 2009 (the “Commencement Date”), unless such term is earlier terminated by Mr. Sun or the WFOE in accordance with the provisions of the Employment Agreement.  In this capacity, Mr. Sun will be responsible for overseeing the entire business, from the validation of WFOE’s business plan, to the execution of the WFOE’s strategy.  Pursuant to the Employment Agreement, in consideration for his services to the WFOE, Mr. Sun shall receive a fixed annual salary and a monthly allowance to cover various expenses incurred by him in connection with the performance of his duties and obligations under the Employment Agreement.  He shall also be entitled to receive employee benefits as required by Labor Contract Law of the People’s Republic of China (the “Chinese Labor Contract Law”).  Upon the approval by the Company’s shareholders of its proposed Merger with CBH and the Company’s Non-U.S. Plan (both of which approved at the Special Meeting of Shareholders on October 29, 2009), subject to the rules of the NYSE Amex and further subject to all the terms and conditions of the Non-U.S. Plan, Mr. Sun shall be granted a stated warrant under the Non-U.S. Plan at an exercise price equal to the closing price of the Common Stock on the date of grant, subject to approval of the Company’s Compensation Committee of Board which vests based on the achievement of certain milestones as set forth in the Employment Agreement.

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

As of August 31, 2009, the Company entered into a consulting agreement (the “Consulting Agreement”) with Wayne Marasco, M.D., Ph.D., the Chairman of the Company’s Scientific Advisory Board, pursuant to which Dr. Marasco will serve as a scientific advisor to the Company for a period of two years from August 31, 2009 (the “Commencement Date”), unless such term is earlier terminated by Dr. Marasco or the Company in accordance with the provisions of the Consulting Agreement.   In consideration for his services to the Company, Dr. Marasco shall receive an annual fee of $185,000 payable in equal monthly installments.

On the Commencement Date, Dr. Marasco was issued 50,000 shares of the Company’s Common Stock under the Company’s 2009 Equity Plan.  Dr. Marasco was also granted an option to purchase 150,000 shares of the Company’s Common Stock under the Company’s 2009 Equity Plan at an exercise price equal to the closing price of the Common Stock on the date of grant, vesting as to one-third of the shares on the Commencement Date and as to one-third of the shares on each of the first and second anniversaries of the Commencement Date, provided, that on each vesting date Dr. Marasco continues to be providing services as a consultant and shall otherwise be subject to all the terms of the 2009 Equity Plan, except if he is terminated without cause (as defined in the 2009 Equity Plan, “Cause”), all such options shall vest immediately.  Upon (i) shareholder approval of the proposal to expand the option pool available under the 2009 Equity Plan and (ii) the consummation of the Merger with CBH (which occurred on October 30, 2009), Dr. Marasco shall be granted an option to purchase 150,000 shares of Common Stock at an exercise price equal to the closing price of the Common Stock on the date of grant.  This option shall vest as to one-third of the shares on the date of grant and as to one-third of the shares on each of the first and second anniversaries of the date of grant.  In the event Dr. Marasco is terminated without Cause, all such options shall vest immediately.  Dr. Marasco is eligible for additional cash and option grants under the Consulting Agreement and also remuneration for consulting services outside the scope of the Consulting Agreement, and shall receive reimbursement of certain expenses.

Either party may terminate the Consulting Agreement upon 90 days prior written notice; provided, that in the event Dr. Marasco is terminated without Cause prior to August 31, 2010, he shall receive a payment equal to one year’s fee, paid at the same rate as the fee would otherwise be paid under the Consulting Agreement. Dr. Marasco previously executed a Confidentiality, Proprietary Information and Inventions Agreement.

NeoStem, Inc. has entered into an agreement for the lease of space from Rivertech Associates II, LLC, c/o The Abbey Group (the “Landlord”) at 840 Memorial Drive, Cambridge, Massachusetts with a lease term effective September 1, 2009 through August 31, 2012 (the “Lease”).  The space will be used for general office, research and development, and laboratory space (inclusive of an adult stem cell collection center).  The base rent under the Lease is $283,848 for the first year, $356,840 for the second year and $369,005 for the third year.  In addition, the Company will be responsible for certain costs and charges specified in the Lease, including utilities, operating expenses and real estate taxes.  The security deposit is $84,141, which may be reduced to $56,094 if Company has not defaulted in the performance of its obligations under the lease prior to the second lease year.  To help defray the cost of the Lease, Company will share with Alnara Pharmaceutical Inc. (“AP”) certain of the leased premises and AP will pay the Company $5,000 a month.

Note 10 - Subsequent Events
The following are the subsequent events that management believes materially effect the financial position or results of operations or are otherwise informative to the reader of these financial statements from October 1, 2009 to November 4, 2009.

Effective October 2, 2009 (the “Termination Date”), Mark Weinreb resigned as President of NeoStem. In connection with Mr. Weinreb’s resignation, NeoStem and Mr. Weinreb entered into a Separation Agreement and General Release dated as of September 29, 2009 (the “Agreement”). Under the terms of the Agreement, NeoStem will (i) continue to pay Mr. Weinreb’s regular salary of $17,500 per month through December 31, 2009; (ii) pay Mr. Weinreb a bonus of $32,500 ($7,500 of which was his standard quarterly bonus); and (iii) make COBRA payments for a period of one year on Mr. Weinreb’s behalf for himself and his family. All unvested options to purchase NeoStem Common Stock shall be forfeited as of the Termination Date, except that options to purchase an aggregate of 20,000 shares of common stock (half at an exercise price of $4.95 and the balance at $1.63) shall not be forfeited and shall vest in accordance with their terms upon the completion of NeoStem’s Merger with CBH. All of Mr. Weinreb’s outstanding options issued under the NeoStem, Inc. 2003 Equity Participation Plan (the “2003 Plan”) will be repriced so that the exercise price is the greater of $0.80 or fair market value on the date of the repricing, if NeoStem’s stockholders approve a Company repricing of options granted under the 2003 Plan and the NeoStem Board of Directors so (and at such time as it) reprices options issued under the 2003 Plan in that manner.  The repricing was effected on October 30, 2009, and the exercise price was adjusted to $1.90 per share.  All of Mr. Weinreb’s outstanding options will be amended so that the period during which he may exercise a vested option ends on the earlier of: (i) the original expiration date of each such option; (ii) the second anniversary of the Termination Date; and (iii) the date on which NeoStem may determine in good faith that Mr. Weinreb has violated the terms of a previously-executed Employee Confidentiality, Invention Assignment and Non-Compete Agreement (the “Covenant Agreement”); provided that NeoStem agreed that an option to purchase 100,000 shares at $1.95 issued under the NeoStem, Inc. 2009 Equity Compensation Plan (the “2009 Plan”) will remain exercisable for its original ten year term unless (iii), above, is applicable. Mr. Weinreb remains subject to the terms of a November 2, 2008 Lock-Up and Voting Agreement which provides that he may not sell any shares of common stock for a period of six months following the closing of the Merger; provided, that subject to the approval of CBH, commencing December 1, 2009, Mr. Weinreb may sell up to 30,000 shares of common stock per calendar month in accordance with applicable securities laws. The Agreement contains other customary terms and provisions, including mutual releases and non-disparagement provisions, as well as remedies for breaches of the Agreement and the Covenant Agreement. The Agreement became effective on October 6, 2009.

As of October 2, 2009, NeoStem entered into indemnification agreements with its chief executive officer, chief financial officer, general counsel, certain other employees and each of its directors pursuant to which NeoStem has agreed to indemnify such party to the full extent permitted by law, subject to certain exceptions, if such party becomes subject to an action because such party is a director, officer, employee, agent or fiduciary of NeoStem.

Effective as of October 9, 2009, the Company entered into an agreement with a consultant who has previously provided services to the Company, pursuant to which this consultant was retained to provide additional financial market related services for a two month period.  In consideration for providing services under this agreement, the Company agreed to issue to the consultant an aggregate of 25,000 shares of restricted Common Stock, to vest as to one-half of the shares at the end of each monthly period during the term, and a five year warrant to purchase 25,000 shares of restricted Common Stock at a per share exercise price of $2.10 (with certain cashless exercise provisions), to vest in its entirety at the end of the term. The issuance of such securities is subject to the approval of the NYSE Amex.

Effective as of October 9, 2009, the Company entered into an agreement with a financial advisor who has previously provided services to the Company, pursuant to which this advisor was retained to provide additional financial advisory services for a two month period.  In consideration for providing services under this agreement, the Company agreed to issue to the consultant an aggregate of 50,000 shares of restricted Common Stock, to vest as to one-half of the shares at the end of each monthly period during the term, and a five year warrant to purchase 25,000 shares of restricted Common Stock at a per share exercise price of $2.10 (with cashless exercise provisions), to vest in its entirety at the end of the term. The issuance of such securities is subject to the approval of the NYSE Amex.

SPECIAL MEETING OF SHAREHOLDERS HELD ON OCTOBER 29, 2009

On October 7, 2009, the United States Securities and Exchange Commission (the “Commission”) declared effective NeoStem’s Registration Statement on Form S-4 filed with the Commission. The Registration Statement, including the joint proxy statement/prospectus contained therein, was used in connection with NeoStem's acquisition by merger (the “Merger”) of China Biopharmaceuticals Holdings, Inc. (“CBH”) into a wholly-owned subsidiary of NeoStem. The acquisition was subject to customary closing conditions, including approval by the shareholders of each company which approval was obtained at meetings of shareholders held on October 29, 2009.  The Merger closed on October 30, 2009.  In addition to approval of the issuance of securities in the Merger, several other proposals were presented for consideration at the NeoStem meeting of shareholders (the “NeoStem Special Meeting”).  Following is a list of all the proposals presented at the NeoStem Special Meeting, all of which received the requisite shareholder approval:

1.
To consider and vote upon the issuance of securities of NeoStem pursuant to the terms and conditions of the Agreement and Plan of Merger, dated as of November 2, 2008, as such agreement may be amended from time to time (the “Agreement and Plan of Merger”), by and among NeoStem, China Biopharmaceuticals Holdings, Inc. (“CBH”), CBH Acquisition LLC, a wholly-owned subsidiary of NeoStem (“Subco”), and China Biopharmaceuticals Corp., a wholly-owned subsidiary of CBH, pursuant to which CBH will merge with and into Subco, with Subco as the surviving entity (the “Merger”).  (For more information, see below, and Note 9, Commitments, to the Unaudited Consolidated Financial Statements included herein.)  The Merger closed on October 30, 2009.

2.
To consider and vote upon an amendment to NeoStem’s Amended and Restated Certificate of Incorporation to increase the number of shares of preferred stock, par value $0.01 per share, authorized for issuance from 5,000,000 shares to 20,000,000 shares (and a corresponding increase in NeoStem’s total authorized shares from 505,000,000 to 520,000,000).   This amendment was filed with the Secretary of State of Delaware upon the closing of the Merger.

3.
To consider and vote upon the issuance of NeoStem Common Stock in order to permit the potential conversion of the 8,177,512 shares of Series C Convertible Preferred Stock to be issued to RimAsia in the Merger into 9,086,124 shares of NeoStem Common Stock upon the election of the holders thereof.  The Series C Convertible Preferred Stock were issued to RimAsia upon the closing of the Merger.

4.
To consider and vote upon the issuance of NeoStem Common Stock in order to permit (i) the potential exercise of up to 13,932,512 warrants (including 12,932,512 Series D warrants) and (ii) the automatic conversion of the Series D Convertible Preferred Stock into 12,932,510 shares of NeoStem Common Stock, together with the elimination of certain restrictions regarding certain warrant exercises and stock conversions.  Upon shareholder approval, all 13,932,512 warrants became immediately fully exercisable and the Series D Convertible Preferred Stock automatically converted into an aggregate of 12,932,510 shares of NeoStem Common Stock.

5.
To consider and vote upon an amendment to NeoStem’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of NeoStem Common Stock at a ratio within the range of 1:2 to 1:5, as determined by the NeoStem Board of Directors, solely in the event it is deemed by the NeoStem Board of Directors necessary for NeoStem to maintain its listing with the NYSE Amex or to list NeoStem Common Stock on any other exchange.

6.
To consider and vote upon an amendment to the NeoStem, Inc. 2009 Equity Compensation Plan (the “2009 Plan”) to increase the number of shares of NeoStem Common Stock authorized for issuance thereunder from 3,800,000 shares to 9,750,000 shares.  Upon the approval of this amendment on October 29, 2009, options to purchase an aggregate of 1,360,000 shares of NeoStem Common Stock were granted to NeoStem employees, advisors and consultants, of which 1,200,000 were granted to executive officers of NeoStem.  Upon the closing of the Merger, certain additional stock and option grants to NeoStem executive officers, employees, directors and advisors also became effective.  See below.

7.
To consider and vote upon the adoption of the NeoStem, Inc. 2009 Non-U.S. Based Equity Compensation Plan (the “2009 Non-U.S. Plan”) with respect to the 4,700,000 shares of NeoStem Common Stock authorized for issuance thereunder.  Upon the closing of the Merger and/or receipt of certain PRC approvals, certain stock and warrant grants to non-U.S. personnel became effective.  See below.

8.
To consider and vote upon an amendment to NeoStem’s Amended and Restated Certificate of Incorporation to provide for the classification of the Board of Directors into three classes and certain related provisions regarding the Board of Directors.  This amendment was filed with the Secretary of State of Delaware upon the closing of the Merger, pursuant to which the terms of Drew Bernstein, Eric Wei and Shi Mingsheng (at such time as he becomes a director) will expire in 2010, the terms of Edward Geehr and Steven Myers will expire in 2011, and the terms of Richard Berman and Robin Smith will expire in 2012.

9.
To consider and vote upon (i) an amendment to NeoStem’s 2003 Equity Participation Plan (the “2003 Plan”) to grant the NeoStem Board of Directors or an appropriate committee thereof the authority to reprice options, (ii) a one-time repricing of the exercise price of certain NeoStem options and warrants to purchase shares of NeoStem Common Stock and (iii) giving the Board of  Directors or an appropriate committee thereof discretion to issue certain cash or equity awards in connection with the one-time repricing. Pursuant to this authority, effective upon the closing of the Merger, substantially all options issued under the 2003 Equity Plan were eligible to be repriced to the greater of $0.80 and fair market value on the date of closing of the Merger, and the compensation committee authorized certain discretionary grants.  See below.  Further, upon the closing of the Merger, privately issued warrants (warrants issued other than to the public or the underwriters in NeoStem’s August 2007 public offering) with exercise prices ranging from $4.00 to $8.00 were repriced to a range of approximately $3.82 to $6.81.  See below.

MERGER AND RELATED TRANSACTIONS

On October 30, 2009, China Biopharmaceuticals Holdings, Inc. (“CBH”) merged with and into CBH Acquisition LLC (“Merger Sub”), a wholly-owned subsidiary of NeoStem, with Merger Sub as the surviving entity (the “Merger”) in accordance with the terms of the Agreement and Plan of Merger, dated November 2, 2008, as amended (“Merger Agreement”) by and between NeoStem, Merger Sub, CBH and China Biopharmaceuticals Corp., a wholly-owned subsidiary of CBH (“CBC”).  As a result of the Merger, NeoStem acquired CBH’s 51% ownership interest in Suzhou Erye Pharmaceuticals Company Ltd. (“Erye”), a Sino-foreign joint venture with limited liability organized under the laws of the People’s Republic of China.  Erye specializes in research and development, production and sales of pharmaceutical products, as well as chemicals used in pharmaceutical products.  Erye, which has been in business for more than 50 years, currently manufactures over 100 drugs on seven Good Manufacturing Practices (GMP) lines, including small molecule drugs.   Suzhou Erye Economy and Trading Co. Ltd. (“EET”) owns the remaining 49% ownership interest in Erye.  Merger Sub and EET have negotiated a revised joint venture agreement, which, subject to approval by the requisite PRC governmental authorities, will become effective.

Pursuant to the terms of the Merger Agreement, NeoStem issued an aggregate of 13,608,009 shares of Common Stock and 8,177,512 shares of Series C Convertible Preferred Stock in exchange for outstanding CBH securities.  All of the shares of common stock of CBH issued and outstanding immediately prior to the effective time of the Merger were converted into the right to receive, in the aggregate, 7,150,000 shares of common stock of NeoStem, or an exchange ratio of 0.1921665.

All of the shares of CBH Series B Convertible Preferred Stock issued and outstanding immediately prior to the merger (which shares were held by Rim Asia Capital Partners L.P. (“RimAsia”)) were converted into the right to receive, in the aggregate, (i) 6,458,009 shares of NeoStem Common Stock and (ii) 8,177,512 shares of Series C Convertible Preferred Stock of NeoStem, each with a liquidation preference of $1.125 per share and initially convertible into 9,086,124 shares of NeoStem Common Stock at an initial conversion price of $0.90 per share (the 6,458,009 shares of Common Stock and the 8,177,512 shares of Series C Convertible Preferred Stock being included in the aggregate numbers set forth in the prior paragraph).  In connection therewith, all outstanding warrants to purchase shares of CBH Common Stock held by RimAsia immediately prior to the Effective Time were cancelled.  Warrants to purchase shares of CBH Common Stock (other than warrants held by RimAsia) were replaced with new NeoStem Class E warrants or were otherwise cancelled in accordance with the terms of such holder’s existing warrant.  Class E warrants to purchase an aggregate of 192,308 shares of NeoStem common stock at an exercise price of $6.50 per share and an aggregate of 1,410,883 shares of NeoStem common stock at an exercise price of $6.56 per share, are effectively outstanding as of October 30, 2009.

NeoStem issued 9,532 shares of NeoStem Common Stock to Stephen Globus, a director of CBH, and 7,626 shares of NeoStem Common Stock to Chris Peng Mao, the Chief Executive Officer of CBH, in exchange for the cancellation and the satisfaction in full of indebtedness in the aggregate principal amount of $90,000, plus any and all accrued but unpaid interest thereon, and other obligations of CBH to Messrs. Globus and Mao.

For assistance in effecting the merger, 125,000 shares of NeoStem Common Stock were issued to Fullbright Finance Limited (“Fullbright”) as the designee of EET, of which Fullbright is a wholly-owned subsidiary.   In addition, an aggregate of 203,338 shares of NeoStem Common Stock will be issued to Fullbright as the designee of Shi Mingsheng (the Chairman of the Board of Directors of Erye and a holder of approximately two-thirds of EET) and Madam Zhang Jian (General Manager of Erye and a holder of approximately 10% of EET) in connection with the transactions contemplated by the Merger to assist in obtaining the receipt of all applicable approvals of the People’s Republic of China.  Further, Mr. Shi and Madam Zhang will receive an aggregate of 350,000 Merger Bonus (as defined below) shares (175,000 each) after receipt of PRC approvals and the closing of the Merger.

Following consummation of the Merger, NeoStem now owns 51% of the ownership interests in Erye, and EET continues to own the remaining 49% ownership interest. As noted above, Merger Sub and EET have negotiated a revised joint venture agreement, which, subject to approval by the requisite PRC governmental authorities, will become effective.  Pursuant to the terms and conditions of the Joint Venture Agreement, dividend distributions to EET and Merger Sub will be made in proportion to their respective ownership interests in Erye; provided, however, that for the three-year period commencing on the first day of the first fiscal quarter after the Joint Venture Agreement becomes effective, (i) 49% of undistributed profits (after tax) will be distributed to EET and lent back to Erye by EET for use by Erye in connection with the construction of a new plant for Erye; (ii) 45% of the net profit (after tax) will be provided to Erye as part of the new plant construction fund, which will be characterized as paid-in capital for Merger Sub’s 51% interest in Erye; and (iii) 6% of the net profit will be distributed to Merger Sub directly for NeoStem’s operating expenses.

As a result of the Merger, and the automatic conversion of NeoStem's Series D Convertible Preferred Stock into an aggregate of 12,932,510 shares of NeoStem Common Stock, which was also approved at the Special Meeting, the ownership of the NeoStem Common Stock outstanding is approximately as follows:

	Number of Shares*	Percentage Ownership	Beneficial Ownership*
RimAsia Capital Partners, L.P.	11,458,009	31.4%	50.5%
Erye Economy & Trading Co. Ltd/ Fullbright Finance Limited (including Madam Zhang and Mr. Shi)	4,234,918	11.6%	14.1%
Enhance Biomedical Holding Corporation	4,000,000	11.0%	19.8%
HHolders of Series D Convertible Redeemable Preferred Stock as converted into common stock (excluding RimAsia, EET/Fullbright and Enhance Biomedical)	4,292,510	11.8%	21.1%
Historic NeoStem Shareholders (other than those listed above)	7,947,749	21.8%	-
Former CBH Shareholders (other than those listed above)	4,520,735	12.4%	-

*The shares reflected in the number of shares column above (i) does not include (a) 9,086,124 shares of common stock which may be acquired by RimAsia by virtue of conversion of the Company's Series C Convertible Preferred Stock or (b) shares which may be acquired upon exercise of outstanding NeoStem stock options and warrants (5,000,000 held by RimAsia, 1,040,000 held by EET/Fullbright and 4,000,000 held by Enhance), and (ii) does include an aggregate of 553,338 shares of common stock to be issued to Fullbright, Mr. Shi and Madam Zhang upon the receipt of PRC approvals as described in this Note 10.  The beneficial ownership column reflects any of such shares which might be issued in the next 60 days in computing beneficial ownership in accordance with SEC rules.

The description of the Merger contained in this Note 10 does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, as amended, which was attached to the Company's Joint Proxy Statement/Prospectus dated October 7, 2009.

Pursuant to the terms of the Merger Agreement in connection with the consummation of the transactions contemplated thereunder, the board of directors of NeoStem expanded the size of the board from five to seven members and appointed Eric Wei (the Managing Partner of RimAsia) and Shi Mingsheng (the Chairman of EET and Fullbright) to fill the newly created board positions, effective immediately after the Effective Time and the date of receipt of all PRC approvals, respectively, to serve until the election and qualification of his successor or his earlier death, resignation or removal.  Mr. Wei and Mr. Shi will not serve on any of NeoStem's standing committees.  As previously disclosed, Joseph Zuckerman resigned from NeoStem's Board of Directors as of the Effective Time and Edward C. Geehr, M.D. has been appointed effective as of the Effective Time to the Company’s Board of Directors to replace Dr. Zuckerman.  Dr. Geehr will also take Dr. Zuckerman’s seat on the Nominating Committee as of the Effective Time of the Merger.

CERTAIN RELATIONSHIPS AND TRANSACTIONS

As of July 1, 2009, NeoStem, CBH, CBC and RimAsia (of which Mr. Wei is managing partner), which is a significant investor in the Company and CBH, entered into a Funding Agreement pursuant to which it was agreed that RimAsia would supply additional funding to both NeoStem and CBH in an amount up to $1.6 million, which amount would be deemed settled upon its receipt of the increased amount of NeoStem securities to be received by RimAsia as part of the Merger consideration, which increase was agreed to in the July 2009 amendment to the Merger Agreement.  If less than $1.6 million had been advanced at that time, the difference would be paid to NeoStem at the closing of the Merger.  The Merger closed on October 30, 2009. As of October 29, 2009 approximately $1,070,000 had been advanced on behalf of NeoStem and approximately $846,000 had been advanced on behalf of CBH, by RimAsia. The amount of funds advanced by RimAsia has exceeded the upper limit of $1.6 million resulting in additional funds due RimAsia in the amount of approximately $316,000, which will be paid to RimAsia from cash due CBH being disbursed in connection with the closing of the Merger

Immediately prior to the closing of the Merger, in order to accelerate satisfaction of certain CBH obligations to EET, CBH and EET caused Erye to split-off its real estate assets into a new entity, with the end result that, subject to PRC approvals, (a) Erye is bound to transfer the land and building for its principal manufacturing facility to EET or its affiliate for a nominal sum to be agreed upon by the parties, and (b) EET or its affiliate is bound to lease such principal manufacturing facility back to Erye at a nominal fee for a term through the construction and validation period of Erye’s new manufacturing facility and until such date as Erye’s new facility is completed and fully operational, such that Erye is assured that there is no interruption of its operations by reason of such transfers and agreements. The land and building have a book value on CBH’s books of approximately $ 6.7 million (and an unknown estimated fair market value).

Pursuant to the Joint Venture Agreement between Merger Sub and EET, during the three year period commencing on the first day of the first fiscal quarter after the Joint Venture Agreement becomes effective, 45% of the net profit after tax will be provided to Erye, rather than distributed to NeoStem, to fund construction of Erye’s new plant, thereby benefitting EET. Shi Mingsheng and Madam Zhang Jian own approximately 63% and 10%, respectively, of EET.

COMPENSATORY ARRANGEMENTS

Adoption of the Non-US Based Equity Compensation Plan

On October 29, 2009, the stockholders of NeoStem duly adopted the Non-US Based Equity Compensation Plan (“Non-US Plan”) at the Special Meeting.  Persons eligible to receive restricted and unrestricted stock awards, warrants, stock appreciation rights or other awards under the Non-US Plan are those service providers to NeoStem and its subsidiaries and affiliates providing services outside of the United States, including employees and consultants of NeoStem and its subsidiaries and affiliates, who, in the opinion of the Compensation Committee, are in a position to contribute to NeoStem’s success.  A description of the Non-US Plan is set forth in the Joint Proxy Statement/Registration Statement on Form S-4.  On October 29, 2009, upon the adoption of the Non-US Plan, NeoStem issued 225,000 shares of common stock and warrants (option-like equity grants) to purchase an aggregate of 1,350,000 shares of common stock.  On November 2, 2009, an additional 300,000 shares and warrants to purchase 300,000 shares were also issued to a service provider under the Non-US Plan. Upon receipt of PRC approvals, 175,000 Merger Bonus shares will be issued to each of Mr. Shi Mingsheng and Madame Zhang Jian under the Non-US Plan.

Amendment to the 2009 Plan

On October 29, 2009, the Company amended its 2009 Equity Compensation Plan (the "2009 Plan") to increase the number of shares of common stock available for issuance under the 2009 Plan from (a) 3,800,000, to (b) 9,750,000. The 2009 Plan, as amended, was duly adopted by the stockholders of NeoStem at the Special Meeting.  Persons eligible to receive restricted and unrestricted stock awards, options, stock appreciation rights or other awards under the 2009 Plan are those employees, consultants and directors of NeoStem and its subsidiaries who, in the opinion of the Compensation Committee, are in a position to contribute to its success.  A description of the 2009 Plan is set forth in the Joint Proxy Statement/Registration Statement on Form S-4.

Equity Awards

On October 29, 2009, upon shareholder approval of the Merger and the increase in the shares available under the 2009 Plan, NeoStem issued options to purchase an aggregate of 1,360,000 shares of common stock at an exercise price of $2.04 per share (the closing price of a share of NeoStem common stock on the NYSE Amex on the date of grant) to its officers, directors, employees and consultants, of which 1,200,000 were issued to executive officers and none were issued to non-employee directors.  Of such options, NeoStem issued the following awards to its principal executive officer, principal financial officer and named executive officers:  (i) to Robin L. Smith, its Chairman and CEO, an option to purchase 750,000 shares, scheduled to vest as to 250,000 shares on the achievement of a specified business milestone, as to an additional 250,000 shares on July 8, 2010 and as to the remaining 250,000 shares on July 8, 2011; (ii) to Catherine M. Vaczy, its Vice President and General Counsel, an option to purchase 100,000 shares which vests in its entirety on July 8, 2010; and (iii) to Larry A. May, its CFO, an option to purchase 150,000 shares, which vested upon grant.

On October 30, 2009, upon the closing of the Merger, NeoStem issued options to purchase an aggregate of 500,000 shares of common stock to its officers, directors, consultants and advisors, of which 200,000 were issued to executive officers and 150,000 were issued to non-employee directors.  In addition, upon the closing of the Merger, NeoStem issued the following equity awards: (i) to Robin L. Smith, 175,000 shares and (ii) to Catherine M. Vaczy, 150,000 shares.  Such shares of NeoStem Common Stock were granted (as described in the Form S-4) in accordance with the terms of the Merger Agreement which provided that the Compensation Committee of the NeoStem Board of Directors (the “Compensation Committee”) has the authority to grant as bonuses in connection with the transactions contemplated by the Merger, in its discretion, up to an aggregate of 1,000,000 shares, or options to purchase up to 1,000,000 shares of NeoStem Common Stock, in any combination, under any equity compensation plan (“Merger Bonus” shares).

Amendment to the 2003 Equity Participation Plan (the “2003 Plan”)

On October 30, 2009, NeoStem amended its 2003 Equity Participation Plan (the “2003 Plan”) to grant the NeoStem Board of Directors or an appropriate committee thereof the authority to reprice options, (ii) a one-time repricing of the exercise price of certain NeoStem options and warrants to purchase shares of NeoStem Common Stock (the “Repricing”) and (iii) giving the Board of Directors or an appropriate committee thereof discretion to issue certain cash or equity awards in connection with the Repricing.  A description of the Repricing is set forth in the Joint Proxy Statement/Registration Statement on Form S-4.

On October 30, 2009, NeoStem implemented the Repricing.  NeoStem repriced an aggregate of 754,250 outstanding options (of which 500,500 were held by executive officers and none were held by non-employee directors) with a range of exercise prices from $2.39 to $25.00 to a strike price of $1.90 (the closing price of a share of NeoStem common stock on the NYSE Amex on the date of the repricing).  The following outstanding stock options held by NeoStem’s principal executive officer, principal financial officer and named executive officers were amended to reduce the strike price to $1.90: (i) for Robin L. Smith, an aggregate of 374,000 options with exercise prices ranging from $4.95 to $25.00; (ii) for Catherine M. Vaczy, an aggregate of 71,000 options with exercise prices ranging from $4.95 to $10.00; and (iii) for Larry A. May, an aggregate of 55,500 options with exercise prices ranging from $4.95 to $18.00. NeoStem also repriced privately issued warrants (warrants issued other than to the public or the underwriters in NeoStem’s August 2007 public offering) to purchase approximately 1,203,890 shares of Common Stock with exercise prices ranging from $4.00 to $8.00, to a range of approximately $3.82 to $6.81.  Certain named executive officers of NeoStem are holders of warrants to purchase shares of NeoStem Common Stock at $8.00 per share for which their exercise prices were reduced to approximately $6.18 per share. An aggregate of 27,427 of such warrants are held by named executive officers in the following quantities: Robin L. Smith (25,427) and Catherine M. Vaczy (2,000); and an aggregate of 34,092 of such warrants are held by two non-employee directors.

On October 30, 2009, NeoStem effected option awards pursuant and subject to the Company’s 2009 Equity Compensation Plan and stockholder approval received at the Special Meeting to issue discretionary grants of cash or equity awards in connection with the option repricing, as described in the Joint Proxy Statement/Registration Statement on Form S-4. Options (“Discretionary Options”) were awarded to officers, directors, employees, consultants and advisors to purchase an aggregate of 562,274 shares of common stock (of which 325,109 were awarded to executive officers and 26,774 were awarded to non-employee directors) at an exercise price of $1.90 (the closing price of a share of NeoStem common stock on the date of grant), and an aggregate of approximately $201,000 in cash awards which may be paid upon the achievement of business milestones.  Of such Discretionary Options, NeoStem issued the following awards to its principal executive officer, principal financial officer and named executive officers:  (i) to Robin L. Smith, its Chairman and CEO, an option to purchase 229,678 shares, which vested upon grant; (ii) to Catherine M. Vaczy, its Vice President and General Counsel, an option to purchase 53,955 shares, which vested upon grant; and (iii) to Larry A. May, its CFO, an option to purchase 41,476 shares, which vested as to 31,620 shares on the grant date and an aggregate of 9,856 shares will vest upon the achievement of business milestones.

On November 4, 2009, the Company’s Compensation Committee approved the following with regard to compensation matters for the Company’s Board of Directors:  (i) the grant of options under the Company’s 2009 Equity Compensation Plan to purchase an aggregate of 750,000 shares of Common Stock to members of the Company’s Board of Directors, and 100,000  granted to the Board Secretary, Catherine Vaczy, in consideration for Board services, with an exercise price equal to the fair market value of the Common Stock on the date of grant and vesting as to one-third of the shares on each of the first, second and third year anniversaries of the date of grant; (ii) the grant of options under the Company’s 2009 Equity Compensation Plan to purchase an aggregate of 200,000 shares of Common Stock to members of the Company’s Board of Directors who serve as board or committee chairpersons, in consideration for such services, with an exercise price equal to the fair market value of the Common Stock on the date of grant and vesting as to one-third of the shares on each of the first, second and third year anniversaries of the date of grant; and (iii) the grant of stock awards for an aggregate of 180,000 shares of Common Stock under the Company’s 2009 Equity Compensation Plan that are fully vested upon issuance to two Directors and the issuance to one such Director of cash in the amount of $20,000 in recognition of past service.  Additionally, a grant to an employee was approved, of options to purchase 20,000 shares of Common Stock with an exercise price equal to the fair market value of the Common Stock on the date of grant and vesting as to one-half of the shares on the first and second one year anniversaries of the date of grant.

Note 11 – Modification of Revenue Recognition Policy

During the quarter ended June 30, 2009, the Company modified its revenue recognition policy relative to the license fees it recognizes from physicians seeking to establish autologous adult stem cell collection centers, to recognize such fees as revenues ratably over the appropriate period of time to which the revenue element relates. Previously these license fees were recognized in full when agreements were signed and the physician had been qualified by the Company’s credentialing committee. In previous reports we have described these fees as “start-up” fees. Effective with the filing of the Form 10-Q for the quarterly period ended June 30, 2009, we have re-characterized these fees as license fees in order to better describe the nature of the relationship between NeoStem and these physicians and physician practices and the nature of the fees received. If this modified revenue recognition policy had been in place during the year ended December 31, 2006 and in each subsequent reporting period, the impact of accounting for revenues and its corresponding impact on net loss for each of the years ended December 31, 2006, 2007 and 2008 and the nine months ended September 30, 2008 and 2009 would have been as follows, reflecting for each such period the relevant amounts as reported and as if adjusted:

	2006	2007	2008	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2009
Total Revenue as Reported	$45,724	$231,664	$83,541	$49,468	$157,709

Total Revenue if Adjusted	$36,002	$57,148	$145,924	$104,768	$182,934

Bad Debt Expense as Reported	$-	$19,500	$21,500	$-	$-
Bad Debt Expense if Adjusted	$-	$4,500	$9,450	$-	$-

Net Loss as Reported	$(6,051,400)	$(10,445,473)	$(9,242,071)	$(7,623,353)	$(14,433,688)
Net Loss if Adjusted	$(6,061,122)	$(10,604,989)	$(9,167,638)	$(7,678,653)	$(14,408,463)
Change	$(9,722)	$(159,516)	$74,433	$55,300	$25,225
% of Net Loss	0.16%	1.53%	0.81%	0.73%	0.17%

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

Merger; China Expansion

Additional risks and uncertainties relate to (i) the Company’s merger transaction (“Merger”) pursuant to an Agreement and Plan of Merger with China Biopharmaceuticals Holdings, Inc., a Delaware corporation ("CBH"), China Biopharmaceuticals Corp., a British Virgin Islands corporation and wholly-owned subsidiary of CBH, and CBH Acquisition LLC, a Delaware limited liability company and wholly-owned subsidiary of NeoStem to acquire a 51% ownership interest in Suzhou Erye Pharmaceuticals Company Ltd., a Sino-foreign joint venture with limited liability organized under the laws of the People’s Republic of China; and (ii) the Company’s other expansion activities in China, that may cause actual future experience and results to differ materially from those discussed in these forward-looking statements. Important factors (i) related to the Merger that might cause such a difference include, but are not limited to, (a) costs related to the Merger; (b) the inability to integrate the Company’s and CBH's businesses successfully and grow such merged businesses as anticipated; (c) the need for outside financing to meet capital requirements; and (d) failure to have an effective Joint Venture Agreement satisfactory to the parties and regulatory authorities; (ii) related to the Company’s other initiatives in China that might cause such a difference include, but are not limited to, (a) costs related to funding these initiatives; (b) the successful application under Chinese law of the variable interest entity structure to the Company’s business, which structure the Company is relying on to conduct its business in China due to the fact that the Catalogue Guiding Foreign Investment in Industries in China categorizes the stem cell business as a prohibited business in China; (c) the inability to integrate the Company and the business operations in China successfully and grow such merged businesses as anticipated; and (d) the need for outside financing to meet capital requirements; and (iii) related to each of the Merger and the Company’s other expansion activities in China, respectively, the other events and factors disclosed in the Company’s Current Reports on Form 8-K dated November 2, 2008 and July 2, 2009, respectively, relating to the Merger and expansion into China, respectively, and other risk factors contained in periodic Company filings with the SEC and disclosed in the Proxy Statement/Registration Statement on Form S-4 filed with the SEC in connection with the Merger. The Company’s filings with the Securities and Exchange Commission are available for review at www.sec.gov under “Search for Company Filings.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

NeoStem is engaged in a platform business of operating a commercial autologous (donor and recipient are the same) adult stem cell bank and is pioneering the pre-disease collection, processing and long-term storage of stem cells from adult donors so that they can access such stem cells for their own future medical treatment.  We are managing a network of adult stem cell collection centers in major metropolitan areas of the United States. We have also entered the research and development arenas, through the acquisition of a worldwide exclusive license to VSELTM Technology, an early-stage technology that utilizes very small embryonic-like stem cells that exist in adult human bone marrow. Very small embryonic-like stem cells have many physical characteristics typically found in embryonic stem cells, including the ability to differentiate into specialized cells found in substantially all the different types of cells and tissue that make up the body. Additionally, we are pursuing other technologies to advance our position in the field of stem cell tissue regeneration.

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

 Initial participants in our collection center network have been single physician practices who opened collection centers in California, Pennsylvania and Nevada. Revenues generated by these early adopters have not been significant and are not expected to become significant. However, these centers have served as a platform for the development of NeoStem’s business model and today NeoStem is focusing on multi-physician and multi-specialty practices joining its network in major metropolitan areas but continues to align with physicians that have a client base who have indicated a particular interest in stem cell collection and storage.  Toward this end, NeoStem signed an agreement in June 2008 for a New York City stem cell collection center to be opened by Bruce Yaffe, M.D., of Yaffe, Ruden and Associates, which facility became operational in November 2008. In July 2008, NeoStem signed an agreement for a Santa Monica, California based stem cell collection center to be opened by Stem Collect of Santa Monica LLC at The Hall Center.  This facility became operational in the fall of 2008. Additionally, NeoStem signed an agreement with Celvida LLC pursuant to which a Southern Florida stem cell collection center located in Coral Gables, a suburb of Miami, became operational in September 2008.  In March 2009, the Company signed an agreement to open a collection center with the Giampapa Institute for Anti-Aging Medical Therapy in Montclair, New Jersey, which facility became operational shortly thereafter. In addition, in May 2009 the Company entered into a collection agreement with Primary Caring of Malibu, based in California, which facility also became operational shortly thereafter.

During 2008, parallel to growing the platform business and the efforts we undertook in that regard to establish a network of collection centers in certain major metropolitan areas of the United States, we recognized the need to acquire a revenue generating business in the United States or abroad and began exploring acquisition opportunities of revenue generating businesses.   In November 2008, NeoStem entered into the Merger Agreement with China Biopharmaceuticals Holdings, Inc. (“CBH”) to acquire the 51% interest in Suzhou Erye Pharmaceuticals Company Ltd. (“Erye”) a Sino-foreign limited liability joint venture organized under the laws of the PRC, which has been in business for more than 50 years and currently manufactures over 100 drugs on seven Good Manufacturing Practices (GMP) lines, including small molecule drugs. Erye specializes in research and development, production and sales of pharmaceutical products, as well as chemicals used in pharmaceutical products. The Merger Agreement was amended in July 2009 and again in August 2009.  The proposed Merger and related transactions were submitted to a vote of the NeoStem stockholders at a Special Meeting of Shareholders held on October 29, 2009, and to a vote of the CBH stockholders held on the same day, and were approved by the stockholders of both companies.  The Merger was consummated on October 30, 2009.  Also in November 2008, NeoStem entered into the Share Exchange Agreement to obtain benefits from Shandong New Medicine Research Institute of Integrated Traditional and Western Medicine Limited Liability Company, a China limited liability company.  Subsequently, NeoStem decided to separately pursue its stem cell initiatives in China and in July 2009 terminated the Share Exchange Agreement.

The Company has begun other initiatives to expand its operations into China, including with respect to technology licensing, establishment of stem cell processing and storage capabilities and research and clinical development.  RimAsia, a principal stockholder of the Company and a principal securityholder of CBH, has been facilitating certain of these efforts and has paid certain expenses that the Company has agreed to reimburse (approximately $473,000 of which was reimbursed out of the proceeds of the private placement financing of preferred stock and warrants in April 2009 which raised gross proceeds of $11 million, described below).  In connection with the expansion into China, the Company has established the WFOE and put in place variable interest entity arrangements with respect to each of Qingdao Niao and Beijing Ruijieao with respect to these activities (described below).  The Company believes that these activities will be sufficient to help the Company expand into the China market and shall be a substitute for its moving forward with closing the transactions under the Share Exchange Agreement.

In February and March 2009, in order to move forward certain research and development activities, strategic relationships in various clinical and therapeutic areas as well as to support activities related to the Merger Agreement and Share Exchange Agreement, and other ongoing obligations of the Company, the Company issued promissory notes (the “RimAsia Notes”) totaling $1,150,000 to RimAsia, which notes bore interest at a rate equal to 10% per annum and mature on October 31, 2009 except that they matured earlier in the case of an equity financing by the Company that raised in excess of $10,000,000. The RimAsia Notes plus accrued interest were paid in April 2009 (as described below).  Additionally, as of July 1, 2009, NeoStem, CBH, CBC and RimAsia entered into a Funding Agreement pursuant to which it was agreed that RimAsia would supply additional funding to both NeoStem and CBH in an amount up to
$1.6 million (including, as of September 30, 2009, approximately $1 million advanced on behalf of NeoStem and approximately $427,000 advanced on behalf of CBH), which amount would be deemed settled upon its receipt of the increased amount of NeoStem securities to be received by RimAsia as part of the Merger consideration, which increase was agreed to in the July 2009 amendment to the Merger Agreement.  If less than $1.6 million had been advanced at that time, the difference was to be paid to NeoStem at the closing of the Merger.  In the event the Merger had not received shareholder approval by October 31, 2009, NeoStem would have been required to repay RimAsia all payments incurred or made by RimAsia on behalf of NeoStem.  The Merger and related transactions were presented for stockholder approval at a Special Meeting of Stockholders held on October 29, 2009 and were approved. As of October 29, 2009 approximately $1,070,000 had been advanced on behalf of NeoStem and approximately $846,000 had been advanced on behalf of CBH, by RimAsia. The amount of funds advanced by RimAsia has exceeded the upper limit of $1.6 million resulting in additional funds due RimAsia in the amount of approximately $316,000, which will be paid to RimAsia from cash due CBH being disbursed in connection with the closing of the Merger.

The Company has engaged in various capital raising activities to pursue its business opportunities.  In April and June of 2009, respectively, it raised gross proceeds of approximately $11 million and $5 million, respectively, through the private placement of its Series D Preferred Stock and Series D Warrants.

 The acquisition of the VSEL technology was made through our acquisition of our subsidiary Stem Cell Technologies, Inc. (“SCTI”) in a stock-for-stock exchange.  Although the funds obtained through the acquisition of SCTI funded certain early obligations under NeoStem’s agreements relating to the VSEL technology, substantial additional funds will be needed and additional research and development activities will be required to meet its development obligations under the License Agreement and develop the VSEL technology.   NeoStem has applied for Small Business Innovation Research (SBIR) grants and may also seek to obtain funds through applications for other State and Federal grants, grants abroad, direct investments, strategic arrangements as well as other funding sources to help offset all or a portion of these costs.

During the quarter ended March 31, 2009 the Company took steps to improve its cryopreservation operations and reduce its fixed overhead by entering into a four year agreement with Progenitor Cell Therapy LLC (“PCT”) to outsource cryopreservation operations to PCT. Prior to commencing these services, PCT agrees to provide certain preliminary services consisting of technology transfer and protocol review and revision to ensure that the processing and storage services are cGMP compliant.  The agreement sets forth agreed upon fees for the delivery of the services as well as providing for a one-time payment of $35,000 for the preliminary services associated with the transfer of the Company’s cryopreservation process  and standard operating practices to  PCT’s laboratory and incorporation into PCT’s existing standard operating practices.  An initial payment of $20,000 was paid upon commencement of services during the quarter ended March 31, 2009.  The transfer of cryopreservation operations was completed in April 2009, the final $15,000 was paid and the Company’s laboratory in Los Angeles was closed in June 2009. The Company did not suffer any significant losses as a result of closing this laboratory. In addition, the Company believes the shifting of our cryopreservation activities from a fixed cost to a variable cost will allow the Company to utilize its cash in a more strategic fashion.

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

In connection with carrying out its expansion objectives in the PRC, NeoStem has recently established a wholly foreign owned subsidiary in China, known as NeoStem (China), Inc. (“WFOE”). The WFOE may engage in the research & development, transfer and technological consultation service of bio-technology, regenerative medical technology and anti-aging technology excluding the development or application of human stem cell, gene diagnosis and treatment technologies; consultation of economic information; import, export and wholesaling of machinery and equipments (the import and export do not involve the goods specifically stipulated in/by state-operated trade, import & export quota license, export quota bidding, export permit, etc.). In furtherance of complying with the PRC’s foreign investment prohibition on stem cell research and development, clinical trials and related activities, NeoStem’s current business in the PRC is conducted via two domestic variable interest entities (“VIEs”): Qingdao Niao Bio-Technology Ltd. (“Qingdao Niao”) and Beijing Ruijieao Bio-Technology Ltd. (“Beijing Ruijieao”), each a Chinese domestic company controlled by the WFOE through various business agreements.

As of September 30, 2009, the WFOE has been capitalized in the total amount of approximately $2,900,000. The capital investment in the two VIEs is funded by NeoStem through the WFOE and recorded as interest-free loans to the shareholders of Qingdao Niao and Beijing Ruijieao. As of September 30, 2009, the total amount of interest free loans to these shareholders of the VIEs was approximately $323,500. The Company expects that the WFOE will require substantial additional funding in order for the Company to continue its expansion plans in China associated with its stem cell business.

In May 2009, Qingdao Niao entered into leases with Beijing Zhong-guan-cun Life Science Park Development Corp., Ltd. pursuant to which Qingdao Niao is leasing laboratory, office and storage space in Beijing for the aggregate monthly amount of approximately $23,000.  Lease payments are due quarterly in advance, and upon entering into the lease a three month security deposit was required in addition to the first quarterly payment.  The term of the leases is for approximately three years. It is anticipated that Beijing Ruijieao will take over the lease.

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

In July 2009, the WOFE entered into a cooperation agreement with NeoStem’s PRC consultant, Shandong Life Science and Technology Research Institute (“SLSI”), a not-for-profit organization under PRC law, to organize and convene various clinical trials. This agreement requires funding by the WOFE in the amount of RMB 5,000,000 (approximately $730,000).

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

In June 2009, the Company and Enhance BioMedical Holdings Limited ("Enhance BioMedical"), a Shanghai corporation and a subsidiary of Enhance Holding Corporation ("Enhance Holding"), entered into an agreement to develop a stem cell collection and treatment network in Shanghai, Taiwan and the Chinese provinces of Jiangsu, Zhejiang, Fujian, Anhui and Jiangxi using NeoStem’s proprietary stem cell technologies.  Enhance BioMedical has healthcare provider relationships with numerous hospitals and doctors in Taiwan and Shanghai, as well as in the five provinces in China to which the agreement relates.  Enhance BioMedical operates the Anti-Aging and Prevention Medical Center in Taipei, Taiwan, with facilities focused on stem cell research and development and anti-aging therapies.  The agreement is a ten-year, exclusive, royalty bearing agreement (which subject to certain terms and conditions, is renewable for a subsequent ten (10) year term at the option of Enhance BioMedical) pursuant to which the Company will provide Enhance BioMedical with the training, technical, and other assistance required for Enhance Biomedical to offer stem cell based therapies in Shanghai, Taiwan and the five eastern China provinces.  This agreement also gives NeoStem the option to acquire up to a 20% fully diluted equity interest in Enhance for a period of five years. NeoStem will receive certain milestone payments as well as be entitled to a stated royalty on the revenues derived from Enhance BioMedical’s offering these stem cell based therapies. In addition, NeoStem may be eligible to receive other fees in connection with assisting in the launching of the Network. Enhance BioMedical was an investor in the April 2009 Private Placement, pursuant to which it purchased $5 million of Series D Units, and thus acquired 400,000 shares of Series D Stock (automatically convertible into 4,000,000 shares of Common Stock upon stockholder approval) and 4,000,000 Series D Warrants, each to purchase one share of Common Stock at an exercise price of $2.50 per share (to become exercisable upon stockholder approval).  Approval of the conversion of the Series D Stock and the exercisability of the Series D Warrants was obtained at the NeoStem Special Meeting of Stockholders held on October 29, 2009.  Upon such approval and the consummation of the Merger, Enhance BioMedical became the beneficial owner of approximately 19.8% of the Company.

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

With regard to the Merger, it is not anticipated that in the next year this acquisition will generate sufficient excess cash flow to support NeoStem’s platform business and therefore NeoStem will also need to raise substantial additional funds to fund its platform business and/or acquire another revenue generating business. NeoStem’s history of losses and liquidity problems may make it difficult to raise additional funding. There can be no assurance that NeoStem will be able to obtain additional funding on terms acceptable to NeoStem. Any equity financing may be dilutive to stockholders and debt financing, if available, may involve significant restrictive covenants.

During the quarter ended June 30, 2009, the Company modified its revenue recognition policy relative to the license fees it recognizes from physicians seeking to establish autologous adult stem cell collection centers, to recognize such fees as revenues ratably over the appropriate period of time to which the revenue element relates. Previously these license fees were recognized in full when agreements were signed and the physician had been qualified by the Company’s credentialing committee. In previous reports we have described these fees as “start-up” fees. Effective with the filing of the Form 10-Q for the quarterly period ended June 30, 2009, we have re-characterized these fees as license fees in order to better describe the nature of the relationship between NeoStem and these physicians and physician practices and the nature of the fees received. If this modified revenue recognition policy had been in place during the year ended December 31, 2006 and in each subsequent reporting period, the impact of accounting for revenues and its corresponding impact on net loss for each of the years ended December 31, 2006, 2007 and 2008 and the nine months ended September 30, 2008 and 2009 would have been as follows, reflecting for each such period the relevant amounts as reported and as if adjusted:

	2006	2007	2008	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2009
Total Revenue as Reported	$45,724	$231,664	$83,541	$49,468	$157,709

Total Revenue if Adjusted	$36,002	$57,148	$145,924	$104,768	$182,934

Bad Debt Expense as Reported	$-	$19,500	$21,500	$-	$-
Bad Debt Expense if Adjusted	$-	$4,500	$9,450	$-	$-

Net Loss as Reported	$(6,051,400)	$(10,445,473)	$(9,242,071)	$(7,623,353)	$(14,433,688)
Net Loss if Adjusted	$(6,061,122)	$(10,604,989)	$(9,167,638)	$(7,678,653)	$(14,408,463)
Change	$(9,722)	$(159,516)	$74,433	$55,300	$25,225
% of Net Loss	0.16%	1.53%	0.81%	0.73%	0.17%

The Company has determined that this modification of our revenue recognition policy does not require a retroactive application to our previously issued financial statements for the periods set forth above because the impact on the financial statements taken as a whole during such periods is not material.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2009 compared to Three and Nine Months Ended September 30, 2008

Revenue
For the three months ended September 30, 2009, total revenues were $85,100 compared to approximately $25,200 for the three months ended September 30, 2008.  The revenues generated in the three months ended September 30, 2009 were principally from stem cell collection fees and monthly stem cell storage fees totaling $79,100, and the balance was from licensing fees derived from physicians in our collection center network. The revenues generated in the three months ended September 30, 2008 were from stem cell collection fees and monthly stem cell storage fees in the period in the amount of $ 11,600 and the balance of $ 13,000 were licensing fees associated with fees earned from our physicians in our collection center network.

For the nine months ended September 30, 2009, total revenues were approximately $157,700 compared to $49,500 for the nine months ended September 30, 2008.  The revenues generated in the nine months ended September 30, 2009 were principally from stem cell collection fees and monthly stem cell storage fees totaling $133,600, the balance were from licensing fees derived from physicians in our collection center network totaling and $9,000 in other revenue. The revenues generated in the nine months ended September 30, 2008 were from stem cell collection fees and monthly stem cell storage fees in the period in the amount of $21,500 and the balance of $ 28,000 were licensing fees associated with fees earned from our physicians in our collection center network.

Operating Expenses
Selling, general, administrative and research expenses for the three months ended September 30, 2009 have increased by $5,327,500 or 275% over the three months ended September 30, 2008, from $1,935,700 to $7,263,200.

Historically, the Company has used a variety of equity instruments to minimize its use of cash and  to pay for services and to incentivize staff, consultants and other service providers. The use of these instruments has resulted in significant charges to the results of operations. In general, these equity instruments were used to pay for staff and consultant compensation, director fees, marketing activities, investor relations and other activities. In the quarter ended September 30, 2009 the use of equity instruments to pay for such expenses resulted in charges to selling, general, administrative and research expenses of $2,073,500, an increase of $1,305,900 over the quarter ended September 30, 2008.

Operating expenses funded by cash were $5,189,700 for the three months ended September 30, 2009 compared with $1,168,100 in cash funded expenses for the three months ended September 30, 2008, an increase of $4,021,600, which was the result of:

•
The activities related to our merger with CBH have increased our expenses by $1,396,900 primarily from the legal and professional services utilized to prepare for public filings and shareholder approval of our merger and related matters.

•
Our efforts to establish an operation in China to provide advanced therapies,  processing and storage, as well as research and development capabilities has resulted in an increase in our operating expenses by approximately $1,528,100 and included expenditures for rent of laboratory space, legal expenses associated with establishing our subsidiary company and related operations in China, consultants retained to support our implementation and introduction of advanced therapies in China, recruiting fees for  identifying senior managers for our operation in China and travel.

Our operating expenses in the United States increased $1,096,600.

•
VSELTM Technology Research in the United States has increased $511,900, in particular, operation of our Boston research laboratory and related staff increased operating expense by $ 309,300, fees paid to consultants to support our research efforts have increased VSELTM Technology research expenses by $99,400, clinical studies initiated during the quarter increased our operating expenses by $45,000, patents and other legal expenses increased our research expenses by $38,500, and increases in a various other areas of $19,700.

•
Administrative, sales and marketing expense increased by approximately $584,800. Salary and wages increased $468,900 principally as the result of $368,500 for tax payments and tax withholdings the Company paid on behalf of certain staff members in connection with common stock grants made during the quarter.  The balance of the increase in salary and wages was the result of staff increases and contractual salary increases. Travel and entertainment increased $51,500, rent increased $27,500 as a result of leasing office space in New York and taxes increased $24,500.  The balance of the increase, $12,400, represents the netting of increases in recruiting expenses, investor relations, and other operating expenses offset by reductions in legal expenses, marketing expenses and other expenses.

Selling, general administrative and research expenses for the nine months ended September 30, 2009 have increased by $ 6,969,900 or 102% over the nine months ended September 30, 2008, from $ 6,839,500 to $13,809,400.

Historically, the Company has used a variety of equity instruments to minimize its use of cash  and  to pay for services and to incentivize staff, consultants and other service providers. The use of these instruments has resulted in significant charges to the results of operations.  In general, these equity instruments were used to pay for staff and consultant compensation, director fees, marketing activities, investor relations and other activities. In the nine months ended September 30, 2009, the use of equity instruments to pay for such expenses resulted in charges to selling, general, administrative and research expenses of $3,832,100, an increase of $656,500 over the nine months ended September 30, 2008.

Operating expenses funded by cash were $9,977,300 for the nine months ended September 30, 2009 compared with $3,663,600 in cash funded expenses for the nine months ended September 30, 2008, an increase of $ 6,313,700, which was the result of:

•
The activities related to our merger with CBH have increased our expenses by $ 2,232,000 primarily from the legal and professional services utilized to prepare for public filings and shareholder approval of our merger and related matters.

•
Our efforts to establish an operation in China to provide processing and storage as well as research and development capabilities and advanced therapies has resulted in an increase in our operating expenses by approximately $2,542,750 and included expenditures for staff, rent of laboratory space, legal expenses associated with establishing our subsidiary company and related operations in China, consultants retained to support our implementation and introduction of advanced therapies in China, recruiting fees for identifying senior managers for our operation in China and travel.

            Our operating expenses in the United States increased $1,549,600.

•
VSELTM Technology Research in the United States has increased $949,800, in particular, operations of our Boston research laboratory and related staff costs increased operating expense by $504,200, fees paid to consultants to support our research efforts have increased VSEL research expenses by  $123,100, payments to the University of Louisville in connection with our obligations for the VSELTM Technology licensed in November 2007 increased research expenses by $81,300, the cost of clinical studies increased our research expenses by $110,200, patent and legal expenses increased $91,500, and amortization of intangible assets as well as other related miscellaneous costs combined to increase our research expenses by $39,500.

•
Administrative, sales and marketing expense increased by approximately $599,800. Salary and wages increased $305,500, principally as the result of $368,500 for tax payments and tax withholdings the Company paid on behalf of certain staff members in connection with common stock grants made during the quarter offset by reductions in certain benefits and staff reductions. Legal and consulting fees increased $105,302 as the result of licensing agreements completed in the period, the May 2009 annual shareholders meeting, and several periodic and other reports filed with the SEC not related to our Merger activities.  Investor communications costs have increased by $145,200 as the result of increased efforts to make investors aware of the Company’s expansion into the development of stem cell therapies and into China. Director fees increased $50,000 as the result of a new Directors’ compensation plan introduced in April 2009. Expenses associated with recruiting key staff increased costs by $52,500. The costs required to maintain our listing on NYSE Amex increased by $17,600 and taxes have increased $47,500. In June 2009, the Company completed its transfer of stem cell cryopreservation operations to Progenitor Cell Therapy and the Company closed its laboratory in Los Angeles, California. The transfer of cryopreservation operations increased expenses for the period by $35,000. Surplus equipment was transferred to our Boston laboratory and there were no other losses associated with the closure. These cost increases were offset by a decrease in marketing expense of $136,400 due to more focused in efforts New York and the Los Angeles areas. The balance of the decrease, $53,700 represents a combination of increases and decreases in various expenses including reductions in travel and entertainment and investment banking fees, offset by increases in computer expenses, operating expenses and occupancy costs.

For the three months ended September 30, 2009, interest income increased by $12,400 as the result of investing the net proceeds of the April and June 2009 Private Placements in money market funds. Until the Series D Preferred Stock automatically converted into Common Stock upon stockholder approval on October 29, 2009, the Series D Preferred Stock required an annual dividend of 10% to be paid on April 9th of each year if it was still outstanding on such date (see below). This dividend was being recorded ratably each month and resulted in a charge to operating results of $404,100 for the quarter ended September 30, 2009.

For the nine months ended September 30, 2009, interest income increased by $23,400 as the result of investing the net proceeds of the April and June 2009 Private Placements in money market funds.  Interest expense increased by $48,600 primarily due to the expense associated with increase in derivative value of warrants issued in connection with our public offering in 2007 and interest paid on $1,150,000 of promissory notes issued to RimAsia in February and March 2009. These notes were repaid in April 2009 upon the closing of the April 2009 Private Placement of Series D Preferred Stock. The Series D Preferred Stock required an annual dividend of 10% payable on April 9th of each year if the Series D Preferred Stock was outstanding at that time. This dividend was being recorded ratably each month and resulted in a charge to operating results of $655,900 for the nine months ended September 30, 2009.  The conversion of the Series D Preferred Stock into Common Stock was one of the proposals submitted to stockholders and approved at the NeoStem Special Meeting of Stockholders held on October 29, 2009.  Upon such approval, the Series D Preferred Stock automatically converted into Common Stock and thus no dividends will be payable.

For the reasons cited above, the net loss for the three months ended September 30, 2009 increased to $7,623,400 from $1,921,700 for the three months ended September 30, 2008 and the net loss for the nine months ended September 30, 2009 increased to $14,433,700 from $6,810,700 for the nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

General
At September 30, 2009, the Company had working capital of $3,709,400.  The Company generates revenues from its adult stem cell collection activities; however, our revenues generated from such activities have not been significant.  During the nine months ended September 30, 2009, the Company met its immediate cash requirements through existing cash balances, short-term loans aggregating $1,150,000 and offerings of preferred stock and warrants raising aggregate gross proceeds of approximately $16 million.

During the first quarter of 2009, the Company issued promissory notes to RimAsia (the “RimAsia Notes”), a principal stockholder of the Company, which aggregated $1,150,000 (see Note 4 - Notes Payable). In April 2009, the Company completed a private placement financing totaling $11 million (the “April 2009 Private Placement”).  The financing consisted of the issuance of 880,000 units priced at $12.50 per unit (“Series D Units”), with each Series D Unit consisting of one share of the Company’s Series D Convertible Redeemable Preferred Stock (“Series D Stock”) and ten warrants (“Series D Warrants”) with each Series D Warrant to purchase one share of Common Stock. A total of 880,000 Series D Preferred shares and 8,800,000 warrants were issued. In June 2009 with a final closing on July 6, 2009, the Company completed an additional private placement financing with net proceeds of $4,679,220 (the “June 2009 Private Placement”).  This financing consisted of the issuance of 400,280 Series D Units priced at $12.50 per unit. A total of 400,280 Series D Preferred Stock and 4,002,800 Series D Warrants were issued. The Company paid $324,280 in fees and issued 12,971 Series D Units to agents that facilitated the June 2009 Private Placement.  The Series D Units issued to the selling agents were comprised of 12,971 shares of Series D Stock and 129,712 Series D Warrants. In total, in the April 2009 and June 2009 Private Placements, the number of shares of Series D Stock issued was 1,293,251 and the number of Series D Warrants issued was 12,932,512.

Upon the affirmative vote of holders of a majority of the voting power of the Company’s Common Stock required pursuant to the Company’s Amended and Restated By-Laws and the NYSE Amex (which was obtained on October 29, 2009), each share of Series D Stock was to be automatically converted into ten (10) shares of Common Stock at an initial conversion price of $1.25 per share based on an original issue price of $12.50 per share; provided that if by October 31, 2009 such affirmative vote was not achieved, the Company would be required to redeem all shares of Series D Stock at a redemption price per share of $12.50 plus the accrued dividends as of such date. The total cash required to redeem the Series D Stock would have been $16,165,638 plus accrued dividends.  The Series D Stock had an accruing dividend of ten percent (10%) per annum, payable annually in cash on April 9th. The Series D Warrants have a per share exercise price equal to $2.50 and are callable by the Company if the Common Stock trades at a price equal to a minimum of $3.50 for a specified period of time.  Subject to the affirmative vote of the Company’s stockholders and the rules of the NYSE Amex, the Series D Warrants were to become exercisable for five years.  Pursuant to stockholder approval obtained at the Special Meeting of Stockholders held on October 29, 2009, the Series D Stock automatically converted into 12,932,510 shares of Common Stock and the Series D Warrants became exercisable for a period of five years through October 2014.

As a result of NeoStem exploring acquisition opportunities of revenue generating businesses, in November 2008 NeoStem entered into the Merger Agreement with CBH (amended in July and August 2009) to acquire the 51% ownership interest in Erye, which manufactures over 100 drugs on seven cGMP lines, and the Share Exchange Agreement with respect to Shandong.   The Merger closed on October 30, 2009.  The Company is also engaged in other initiatives to expand its operations into China including with respect to technology licensing, establishment of stem cell processing and storage capacities and research and clinical development, which the Company decided to pursue in lieu of consummating the transactions under the Share Exchange Agreement. In June, 2009 the Company established NeoStem China as a wholly foreign owned subsidiary of NeoStem. NeoStem China, a wholly foreign owned entity, is domiciled in Qingdao and under its scope of business approved by the Chinese regulatory authorities, the WFOE may engage in the research & development, transfer and technological consultation service of bio-technology, regenerative medical technology and anti-aging technology (excluding the development or application of human stem cell, gene diagnosis and treatment technologies); consultation of economic information; import, export and wholesaling of machinery and equipments (the import and export do not involve the goods specifically stipulated in/by state-operated trade, import & export quota license, export quota bidding, export permit, etc.). In furtherance of complying with PRC’s foreign investment prohibition on stem cell research and development, clinical trials and related activities, we conduct our current business in the PRC via two domestic variable interest entities. To date operations in China have been limited. The Company has incurred and expects to continue to incur substantial expenses in connection with these China activities.  Neither the Merger transactions nor the Company’s other expansion activities into China are expected to generate sufficient excess cash flow to support NeoStem’s platform business or its initiatives in China in the near term.

As of July 1, 2009, NeoStem, CBH, CBC and RimAsia, which is a significant investor in the Company and CBH, entered into a Funding Agreement pursuant to which it was agreed that RimAsia would supply additional funding to both NeoStem and CBH in an amount up to $1.6 million (including, as of September 30, 2009  approximately $1million advanced on behalf of NeoStem and approximately $427,000 advanced on behalf of  CBH), which amount would be deemed settled upon its receipt of the increased amount of NeoStem securities to be received by RimAsia as part of the Merger consideration, which increase was agreed to in the July 2009 amendment to the Merger Agreement.  If less than $1.6 million had been advanced at that time, the difference was to be paid to NeoStem at the closing of the Merger.  In the event the Merger had not received shareholder approval by October 31, 2009, NeoStem would have been required to repay RimAsia all payments incurred or made by RimAsia on behalf of NeoStem.  The Merger and related transactions were approved at the Special Meeting of Stockholders held on October 29, 2009. As of October 29, 2009 approximately $1,070,000 had been advanced on behalf of NeoStem and approximately $846,000 had been advanced on behalf of CBH, by RimAsia. The amount of funds advanced by RimAsia has exceeded the upper limit of $1.6 million resulting in additional funds due RimAsia in the amount of approximately $316,000, which will be paid to RimAsia from cash due CBH being disbursed in connection with the closing of the Merger.

The following chart represents the net funds provided by or used in operating, financing and investment activities for each period indicated:

	Nine Months Ended
	September 30, 2009		September 30, 2008
Cash used in operating activities	$(9,511,900)		$(3,368,300)
Cash used in investing activities	$(691,000	) ))	$(7,300)
Cash provided by financing activities	$15,620,900		$2,135,700

At September 30, 2009 the Company had a cash balance of $5,848,800, working capital of $3,709,400 and stockholders’ deficit of $1,814,200. The Company incurred a net loss of $14,433,700 for the nine months ended September 30, 2009.  Our cash used for operating activities in the nine months ended September 30, 2009 totaled $ 9,511,900, which is the sum of (i) our net loss, adjusted for non-cash expenses totaling $3,928,600 which includes common stock, common stock options and common stock purchase warrants issued for services rendered in the amount of $3,832,100 and  depreciation and amortization of $96,500;  (ii) an increase in cash provided from unearned revenue from advance payments from customers and licensees of $189,200, increases in accounts payable and accrued expenses of $741,400 and an increase in accrued dividends of $655,900 and; (iii) cash used  for payments of security deposits and other assets of $325,400 and increases in accounts receivable $156,500 and prepaid assets of $111,400.

The Company has opened a research laboratory in Boston, MA to support the research and development requirements of our VSELTM Technology. The outfitting of this laboratory has required the Company to purchase approximately $550,000 of laboratory equipment during the period. As development projects expand, the need for additional capital expenditures for our research laboratory will increase. Our expansion into China resulted in the purchase of several specialized medical instruments and office equipment that will used to deliver advanced therapies in China totaling approximately $82,600 of capital expenditures. As our plans for delivery of such services become finalized we expect to acquire additional medical equipment to support this initiative. The balance of our capital expenditures have been made to improve our communications within the Company and to support additional staff.

In July, 2009, in order to facilitate working capital requirements in China, NeoStem China issued a promissory note to China Xingye Bank in the amount of RMB 1,000,000 ($146,700). The note is due on January 1, 2010 and bears an interest rate of 4.86%. The loan is collateralized by cash in a restricted bank account totaling 1,229,000 RMB (approximately $180,300).

The Company relied on the RimAsia Notes issued to RimAsia for $1,150,000 and its existing cash balances to meet its cash requirement for the three months ended March 31, 2009. In April 2009, the Company completed a private placement financing totaling $11 million which was and is being used to fund current operations.  Approximately $1,162,000 of such gross proceeds was utilized to repay the RimAsia Notes plus accrued interest and approximately $473,000 was utilized to reimburse RimAsia for certain costs advanced by RimAsia in connection with the Company’s expansion activities into China. In June 2009 the Company completed a second private placement totaling $5 million which will also be used to fund current operations.  The Company believes that it will need to raise additional capital to fund its expansion into advanced technologies and therapies in the US and China including with respect to its VSEL technology licensed from the University of Louisville and its other regenerative technologies, including relating to anti-aging of skin, wound healing and orthopedic applications.  It currently intends to accomplish this through additional financing activities, acquisitions of revenue generating businesses and ultimately the growth of its revenue generating activities in China. In addition the Company will seek grants for scientific and clinical studies from the National Institutes of Health and other funding agencies but there is no assurance that we will be successful in obtaining such grants. It also anticipates that certain of its recent collaborative marketing efforts will drive revenues particularly in its stem cell collection business. The Company’s history of losses and liquidity problems may make it difficult to raise additional funds. There can be no assurance that the Company will be successful in obtaining additional funding on terms acceptable to the Company or otherwise generating additional capital or revenue. Any equity financing may be dilutive to stockholders and debt financing, if available, may involve significant restrictive covenants.

SEASONALITY

NeoStem does not believe that its operations are seasonal in nature.

OFF-BALANCE SHEET ARRANGEMENTS

NeoStem does not have any off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported in a complete, accurate and appropriate manner, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the Company’s third fiscal quarter ended September 30, 2009 covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.   Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and the breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Changes in Internal Controls Over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15, that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

NEOSTEM, INC.
PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Previously reported on the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously reported on the Company’s Current Reports on Form 8-K dated April 13, 2009, June 29, 2009 and July 6, 2009, and as follows:

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

On May 1, 2009, the Company entered into a three year consulting agreement effective March 3, 2009 (the “Effective Date”) whereby the consultant will provide to the Company consulting services in the area of stem cell therapy in orthopedics for the development of business in Asia.  Pursuant to this agreement, as partial compensation for such services, the Company agreed to issue to this consultant a warrant to purchase up to an aggregate of 24,000 shares of restricted Common Stock at an exercise price of $0.50 (the closing price of the Common Stock on the Effective Date) which shall vest and become exercisable as to one-third of such shares on each of the first, second and third anniversaries of the Effective Date.  The issuance of such securities is subject to the approval of the NYSE Amex.

In April 2009, the Company entered into an agreement with a consultant to provide financial market related services to the Company.  In partial consideration for providing services under this agreement, the Company agreed to issue to the consultant an aggregate of 20,000 shares of restricted Common Stock. The issuance of such securities was subject to the approval of the NYSE Amex, which approval was obtained in May 2009.

In April 2009, the Company entered into an agreement with a consultant to provide support services in connection with our pending Merger to the Company.  In partial consideration for providing services under this agreement, the Company agreed to issue to the consultant an aggregate of 10,000 shares of restricted Common Stock. The issuance of such securities was subject to the approval of the NYSE Amex, which approval was obtained in May 2009.

In August 2009, the Company entered into a two and one-half month agreement with a consultant to provide web-based and other corporate promotional services to the Company.  In partial consideration for providing services under this agreement, the Company agreed to issue to the consultant an aggregate of 8,000 restricted shares of Common Stock. The issuance of such securities was subject to the approval of the NYSE Amex, which approval was obtained in September 2009.

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

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a)           Exhibits
Exhibit	Description	Reference

2(a)
Amendment No. 1 to Agreement and Plan of Merger, made and entered into as of the 1st day of July, 2009, by and among NeoStem, Inc., CBH Acquisition LLC, China Biopharmaceuticals Holdings, Inc., and China Biopharmaceuticals Corp. (1)
		Annex A

2(b)
Amendment No. 2 to Agreement and Plan of Merger, made and entered into as of the 27th day of August, 2009, by and among NeoStem, Inc., CBH Acquisition LLC, China Biopharmaceuticals Holdings, Inc., and China Biopharmaceuticals Corp. (1)
		Annex A

2(c)	Notice dated July 13, 2009 regarding termination of Share Exchange Agreement (2)	2.2

3.1	Restated Certificate of Incorporation with Certificate of Designations for Series D Preferred Stock as certified June 23, 2009 (3)	4.3

3.2	Certificate of Amendment of Certificate of Incorporation filed October 30, 2009 with regard to increase in authorized shares*	3.2

3.3	Certificate of Amendment of Certificate of Incorporation filed October 30, 2009 with regard to board classification*	3.3

3.4	Certificate of Designations of Series C Convertible Preferred Stock filed October 30, 2009*	3.4

3.5	Certificate of Merger of China BioPharmaceuticals Holdings, Inc. with and into CBH Acquisition LLC filed October 30, 2009*	3.5

10(a)	Funding Agreement made as of July 1, 2009 by and between NeoStem, Inc., China Biopharmaceuticals Holdings, Inc., China Biopharmaceuticals Corp., and RimAsia Capital Partners L.P. (4)	10.2

10(b)	Employment Agreement dated July 6, 2009 between NeoStem, Inc. and Alan Harris, M.D., Ph.D. (5)	10.1

10(c)	Letter Agreement dated July 8, 2009 between NeoStem, Inc. and Catherine M. Vaczy, Esq. (5)	10.2

10(d)	Amendment dated July 29, 2009 to Employment Agreement dated May 26, 2006 with Robin Smith (6)	10.1

10(e)	Employment Agreement dated August 17, 2009 between NeoStem, Inc. and Anthony Salerno (1)	10(vvv)

10(f)	Separation Agreement and General Release made as of September 29, 2009, by and between Mark Weinreb and NeoStem, Inc. (7)	10(xxx)

10(g)	Commercial Lease dated as of September 1, 2009 between NeoStem, Inc. and Rivertech Associates II, LLC, c/o The Abbey Group (8)	10.1

10(h)	Form of Indemnification Agreement (7)	10.2

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	31.1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	31.2

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	32.1

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	32.2

(1)
 Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-4/A, File No. 333-160578, which exhibit is incorporated here by reference.

(2)	Filed as an exhibit, numbered as indicated above, to the Quarterly Report of the Company on Form 10-Q for the quarter ended June 30, 2009, which exhibit is incorporated here by reference.
(3)
Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, File No. 333-159282, which exhibit is incorporated here by reference.

(4)	Filed as an exhibit, numbered as indicated above, to the Current Report of the Company on Form 8-K, dated July 1, 2009, which exhibit is incorporated here by reference.
(5)	Filed as an exhibit, numbered as indicated above, to the Current Report of the Company on Form 8-K, dated July 6, 2009, which exhibit is incorporated here by reference.
(6)	Filed as an exhibit, numbered as indicated above, to the Current Report of the Company on Form 8-K, dated July 29, 2009, which exhibit is incorporated here by reference.
(7)
Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company’s Pre-Effective Amendment No. 4 to Registration Statement on Form S-4/A, File No. 333-160578, which exhibit is incorporated here by reference.

(8)
Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Company’s Pre-Effective Amendment No. 3 to Registration Statement on Form S-4/A, File No. 333-160578, which exhibit is incorporated here by reference.

* Filed herewith ** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOSTEM, INC. (Registrant)

By:	/s/ Robin Smith M.D.
Robin Smith M.D., Chief Executive Officer

Date: November 6, 2009

By:	/s/ Larry A. May
Larry A. May, Chief Financial Officer

Date: November 6, 2009