Form 10-K
period 2009-12-31
NeoStem, Inc.
filed 2010-03-31
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 0-10909

NEOSTEM, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2343568 (I.R.S. Employer Identification No.)

420 Lexington Avenue Suite 450 New York, New York	10170
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(212) 584-4180

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $0.001 per share	NYSE Amex
Class A Common Stock Purchase Warrants	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009 (the last business day of the most recently completed second fiscal quarter) was approximately $11,724,108, computed by reference to the closing sales price of $1.90 for the common stock on the NYSE Amex reported for such date.  (For purposes of determining this amount, only directors, executive officers, and 10% or greater holders of our common stock have been deemed affiliates).

On March 24, 2010, 43,946,031 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

Documents incorporated by reference: Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed with the Commission not later than 120 days after the close of the registrant’s fiscal year, have been incorporated by reference, in whole or in part, into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

 All references in this Annual Report on Form 10-K to “we,” “us,” the “Company” and “NeoStem” mean NeoStem, Inc., including subsidiaries and predecessors, except where it is clear that the term refers only to NeoStem, Inc. This Annual Report on Form 10-K contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this Annual Report on Form 10-K, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Additionally, statements concerning our ability to successfully develop the adult stem cell business at home and abroad, the future of regenerative medicine and the role of adult stem cells in that future, the future use of adult stem cells as a treatment option and the role of VSELTM technology in that future, and the potential revenue growth of such business are forward-looking statements. Our future operating results are dependent upon many factors, and our further development is highly dependent on future medical and research developments and market acceptance, which is outside its control. Forward-looking statements may not be realized due to a variety of factors, including, without limitation, (i) our ability to manage the business despite continuing operating losses and cash outflows; (ii) our ability to obtain sufficient capital or a strategic business arrangement to fund our operations and expansion plans, including meeting our financial obligations under various licensing and other strategic arrangements and the successful commercialization of the relevant technology; (iii) our ability to build the management and human resources and infrastructure necessary to support the growth of the business and expansion into China; (iv) competitive factors and developments beyond our control; (v) scientific and medical developments beyond our control; (vi) our inability to obtain appropriate governmental licenses or any other adverse effect or limitations caused by government regulation of the business; (vii) whether any of our current or future patent applications result in issued patents and our ability to obtain and maintain other rights to technology required or desirable for the conduct of our business; (viii) whether any potential strategic benefits of various licensing transactions will be realized and whether any potential benefits from the acquisition of these new licensed technologies will be realized; (ix) whether we can obtain the consents we may require to sublicensing arrangements from technology licensors in connection with technology development; (x) our ability to maintain our NYSE Amex listing; (xi) factors regarding our business in China and, generally, regarding doing business in China, including through our variable interest entity structure; and (xii) the other factors discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K and in other periodic Company filings with the SEC. The Company’s filings with the Securities and Exchange Commission are available for review at www.sec.gov under “Search for Company Filings.”

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Overview

NeoStem, Inc. (“we,” “us,” “NeoStem” or “the Company”) was incorporated under the laws of the State of Delaware in September 1980 under the name Fidelity Medical Services, Inc. and commenced operations in our current line of business in January 2006.

In 2009, through our expansion efforts within the People’s Republic of China (“China” or “PRC”) and with the acquisition of a controlling interest in Suzhou Erye Pharmaceuticals Company Ltd., or Erye, we transitioned into a multi-dimensional international biopharmaceutical company with product and service revenues, global research and development capabilities and operations in three distinct business units: (i) U.S. adult stem cells, (ii) China adult stem cells, and (iii) China pharmaceuticals, primarily antibiotics. These business units are expected to provide platforms for the accelerated development and commercialization of innovative technologies and products in both the U.S. and China.

In the U.S. we are a leading provider of adult stem cell collection, processing and storage services enabling healthy individuals to donate and store their stem cells for personal therapeutic use. Similar to the banking of cord blood, pre-donating cells at a younger age helps to ensure a supply of one’s own stem cells should they be needed for future medical treatment. Our current network of U.S. adult stem cell collection centers is focused primarily on the Southern California and Northeast markets and during 2010 we have begun to enter into new agreements for collection centers with the goal of expanding our coverage to ten centers by the end of 2010. In addition to our services, we are conducting research and development activities on our own at our new laboratory facility in Cambridge, MA and through collaborations in pursuit of diagnostic and therapeutic applications using autologous adult stem cells, including applications using our VSELTM technology, with regard to very small embryonic-like stem cells, which we license from the University of Louisville.

In 2009, we began several China-based, adult stem cell initiatives including: (i) creating a separate China-based stem cell operation, (ii) constructing a stem cell research and development laboratory and processing facility in Beijing, (iii) establishing relationships with hospitals to provide stem cell-based therapies, and (iv) obtaining product licenses covering several adult stem cell therapeutics focused on regenerative medicine. In 2010, we expect to begin offering stem cell banking services and certain stem cell therapies to patients in China, as well as to foreigners traveling to China seeking medical treatments that are either unavailable or cost prohibitive in their home countries.

The cornerstone of our China pharmaceuticals business is the 51% ownership interest we acquired in Erye in October 2009. Erye was founded more than 50 years ago and represents an established, vertically-integrated pharmaceutical business. Historically, Erye has concentrated its efforts on the manufacturing and distribution of generic antibiotic products and has received more than 160 production certificates from the State Food and Drug Administration of China, or SFDA, covering both antibiotic prescription drugs and active pharmaceutical intermediates (APIs) Erye’s revenue for 2009 was approximately $61 million.

Our three business units are expected to provide platforms for accelerated development and commercialization of innovative technologies and products in both the U.S. and China.

Adult Stem Cell Business in the U.S.

Stem cells are very primitive and undifferentiated cells that have the unique ability to transform into many different cells, such as white blood cells, nerve cells or heart muscle cells. We only work with adult (and not embryonic) stem cells. Adult stem cells are found in the bone marrow, in peripheral blood and in umbilical cord blood. For over 40 years physicians have been using adult stem cells to treat various blood cancers, but only recently has the promise of using adult stem cells to treat a myriad of other diseases begun to be realized.

Within the adult stem cell classification, the use of cells is either autologous, meaning donor and patient are the same, or allogeneic, meaning donor and patient are different. The use of allogeneic stem cells requires the identification of a matching donor, which can result in added costs, critical time delays or may never occur. Even if a matching donor is identified, the use of allogeneic stem cells introduces the risk of “graft vs. host disease” requiring immunosuppression drugs for extended periods following transplantation. Accordingly, our current stem cell programs are based exclusively on adult stem cells for autologous use as we believe that adult stem cells hold the greatest promise for therapeutic innovation.

We are developing our business in the adult stem cell field to capitalize on the increasing importance that adult stem cells may have in regenerative medicine, with an initial focus on the delivery of therapies for cardiac, orthopedic, wound, cosmetic and dermatologic indications.

Collection, Processing and Storage Services

We are a leading provider of adult stem cell collection, processing and storage services in the U.S., enabling healthy individuals to donate and store their stem cells for personal therapeutic use. Similar to the banking of cord blood, pre-donating cells at a younger age helps to ensure a supply of autologous stem cells should they be needed for future medical treatment. Our current network of U.S. adult stem cell collection centers is primarily focused on the Southern California and Northeast markets and during 2010 we have begun to enter into new agreements for collection centers with the goal of expanding our coverage to ten centers by the end of 2010. Commercial stem cell processing and storage services are provided to us nationally, on an exclusive basis, by Progenitor Cell Therapy LLC, or PCT, utilizing current good manufacturing practices, or cGMP standards.

Our process for collecting adult stem cells for autologous use involves the administration of a mobilizing agent prior to collection, allowing the migration of stem cells from bone marrow to peripheral blood. Once the stem cells have reached the bloodstream, an individual goes through a safe and minimally-invasive procedure called “apheresis,” similar to donating platelets, at one of the collection centers in our network. Then, the stem cells are processed and stored under cGMP standards. Our proprietary process does not change or alter the underlying cells and does not require expansion technology.

We believe that individuals will view the ability to pre-donate and store autologous adult stem cells for future personal therapeutic use as a valuable part of a “bio-insurance” program. The benefits of pre-donation include: having a known supply of autologous stem cells rather than an uncertain supply of compatible allogeneic stem cells; autologous stem cells may be compromised once a patient becomes sick; and the quantity and quality of stem cells generally diminish with age. This perceived value of pre-donation should increase as additional indications for stem cell-based therapies are developed.

We have initiated a marketing and sales campaign, individually and through collaborations, for the purpose of educating physicians and potential clients on the benefits of adult stem cell collection and storage. Our strategy is to work with our established collection centers to market in their communities and to build new alliances and partnerships. Utilizing our new laboratory facility in Cambridge, MA, we also will have on premises an adult stem cell collection center, scheduled to be launched in the second quarter of 2010.  We continue to build awareness with Boston-area academic institutions that are researching and treating with adult stem cells.

Our stem cell banking services generate revenue from a combination of fees paid upfront and over time, by both collection centers and individual clients. We plan to grow the client base at each of our centers, and add new centers in other strategic metropolitan areas. Additional initiatives to drive private sector revenue growth include:

•	collaborations with high profile medical centers and academic institutions involved in research and clinical trials relating to adult stem cells;

•	services in the U.S. targeted for “medical tourism” designed to access stem cell therapies available outside the U.S.;

•	partnerships with executive health programs, wellness physicians, concierge medical programs, medical spas and first responder groups;

•	initiatives with cord blood companies, tissue banks and pharmaceutical companies;

•	support for The Stem for Life Foundation, which promotes public awareness, funds research and development and subsidizes stem cell collection and storage programs;

•	storage of excess stem cells collected from bone marrow transplant donors; and

•	processing and isolation of adult stem cells for research and diagnostic use.

While many individuals could potentially benefit from having a supply of their stem cells available for personal therapeutic use, our initial targeted customer niches include:

•	individuals with a family history of serious diseases;

•	individuals at high risk for burns, wounds and other trauma, such as first responders and military personnel;

•	individuals at occupational risk from prolonged radiation or chemical exposure, such as healthcare providers, laboratory personnel and nuclear power plant workers;

•	wellness, cosmetic and anti-aging focused individuals; and

•	athletes and others who could benefit from regenerative therapies.

To further drive our stem cell initiatives, we will continue targeting key governmental agencies, congressional committees and not-for-profit organizations to contribute funds for our research and development programs. In October 2008, we were advised that we would receive federal funding from the Department of Defense to evaluate the potential use of adult stem cell-based therapy for wound healing, currently anticipated to be in the approximate net amount of $681,000, and in September 2009, we were notified of an award of a Grand Opportunities grant in the amount of $108,746 from the National Institutes of Health which we expect to receive in the second quarter of 2010.

VSELTM Technology and Other Therapeutic Technologies

We are engaged in research and development of new therapies based on very small embryonic-like stem cells, or the VSELTM technology, with the University of Louisville Research Foundation, or ULRF, and have a worldwide exclusive license to the VSELTM technology. Research by a group headed by Dr. Mariusz Ratajczak, M.D., Ph.D., who is the head of the Stem Cell Biology Program at the James Graham Brown Cancer Center at the University of Louisville and co-inventor of the VSELTM technology, and others, provides compelling evidence that bone marrow contains a heterogeneous population of stem cells that have properties similar to those of an embryonic stem cell. These cells are referred to as very small embryonic-like stem cells. This finding opens the possibility of achieving the positive benefits associated with embryonic stem cells without the ethical or moral dilemmas or certain of the potential negative effects associated with embryonic stem cells. Of even greater potential is the ability to obtain these stem cells for autologous use.

We have a sponsored research agreement, or an SRA, with ULRF, pursuant to which we agree to support further research in the laboratory of Dr. Ratajczak. In return for supporting additional research relating to the VSELTM technology to be carried out in the laboratory of Dr. Ratajczak as principal investigator, we will receive the exclusive first option to negotiate a license covering the research results.

Recent studies conducted by us in collaboration with the University of Louisville have confirmed that significant quantities of very small embryonic-like stem cells can be obtained from the peripheral blood of humans following stimulation with granulocyte-colony stimulating factor, commonly known as Neupogen ®.Dr. Ratajczak’s group at the University of Louisville has published preliminary work that would indicate that these stem cells have a role in cardiac regeneration and may help identify those at risk for cardiovascular disease. In addition, very small embryonic-like stem cells have been shown to increase in numbers in the peripheral circulation following acute myocardial infarction, stroke and other stress inducing events in experimental animals and in humans. Thus, very small embryonic-like stem cells may have significant potential to repair degenerated, damaged or diseased tissue, or the three “Ds” of aging. With our existing banking network, we have the ability to collect and store very small embryonic-like stem cells, along with other stem cell populations, from individual donors, setting the stage for their future use in personalized regenerative medicine.

In addition to the research we are funding in Dr. Ratajczak’s laboratory at the University of Louisville, we are funding research at the University of Michigan in the laboratory of Dr. Russell Taichman to evaluate bone defect repair through the proceeds of a $108,746 Grand Opportunities grant from the National Institutes of Health.  We are also in discussions with other researchers to generate data relating to other clinical applications of very small embryonic-like stem cells, that could include neural, cardiac, and ophthalmic disease, to expand our research efforts and maximize the value of this technology.

To facilitate our independent research and development efforts, we opened an 8,000 square foot, state-of-the-art facility at the Riverside Technology Center in Cambridge, Massachusetts, or the Cambridge Laboratory. In the near term, our efforts will focus on expanding the current VSELTM technology know-how and working with other adult stem cell technologies by performing detailed purification, characterization and expansion of stem cells. Furthermore, at the Cambridge Laboratory we are characterizing and developing various adult stem cells, including VSELTM technology, for therapeutic and diagnostic purposes. Specifically, the use of stem cells as a diagnostic tool to understand aging has not been sufficiently explored as a means to improve current therapies and to test new therapies. To address this unmet need, we intend to create a stem cell screening panel, known as a biomarker screening panel. This antibody-based test would simultaneously quantify several important stem cell populations that are known to be circulating in peripheral blood, including very small embryonic-like stem cells. This biomarker screening panel would enable researchers to assess the relative wellness of an individual by comparing his or her existing stem cell profile to an age-adjusted reference of expected, or normal, stem cell levels. The Cambridge Laboratory will also support the planned development of a commercial process that we expect will facilitate the separation of very small embryonic-like stem cells from blood, enabling us to create high-throughput, cell-based assays for use in pharmaceutical and nutraceutical research.

We also are engaged in licensing new adult stem cell-based therapies that we plan to use to commercialize innovative therapeutic applications.  Several recent examples include:

•
In February 2009, we entered into a License Agreement with Vincent Giampapa, M.D., F.A.C.S. pursuant to which we acquired a world-wide, exclusive license to certain innovative stem cell technology and applications for cosmetic, facial and body procedures and skin rejuvenation.

•
In April 2009, we entered into a License Agreement with Vincent Falanga, M.D., pursuant to which we acquired a world-wide, exclusive license to certain innovative stem cell technology and applications for wound healing.

•
In May 2009, we entered into a License and Referral agreement with Promethean Corporation, or Promethean, through its subsidiary, Ceres Living, Inc., or Ceres, to use certain Company marks and publications in connection with certain sales and marketing activities relating to its nutritional supplement known as AIO Premium Cellular Health, a liquid nutritional supplement based on certain nutraceuticals which have been shown to optimize stem cell functions. Under the agreement,  Ceres will pay to the Company or the Stem for Life Foundation specified fees for each unit of the product sold; and Ceres is engaging in a referral service with respect to the Company’s adult stem cell collection and processing activities.  Ceres is paid a referral fee by us for adult stem collections generated by Ceres’ referral network.

Adult Stem Cell Business in China

We believe that, in China, we can accelerate research, the development of stem cell-based therapies, and the creation of intellectual property positions in the stem cell field because of China’s regulatory and scientific environment and its culture, which are more readily accepting of stem cell-based therapies. Additionally, China has a large population with a rapidly growing middle and upper class who are interested in regenerative medicine and can afford such services. Accordingly, in 2009, we expanded our operations and markets to include China through the creation of a separate stem cell business unit.

Our China stem cell-based initiatives will be led by U.S. researchers and physicians in collaboration with experts in China for each clinical application to be pursued. We believe that this collaborative approach, and our expansion into China, will create commercial, financial and scientific opportunities that, ultimately, will generate increased revenues for us.

Our current stem cell-based initiatives in China include:

•	developing a pipeline of regenerative medicine therapies, initially focused on orthopedic conditions;

•	developing wellness, cosmetic and anti-aging applications;

•	participating in the medical tourism market for regenerative medical treatments;

•	establishing a network of collection, processing and storage facilities; and

•	engaging in research and development designed to improve and expand our service and product offerings both in the U.S. and in China.

Because certain PRC regulations currently restrict foreign entities from holding certain licenses and controlling certain businesses in China, we have created a wholly foreign-owned entity, or WFOE, NeoStem (China), Inc., or NeoStem (China), to implement our expansion initiatives in China. Additionally, to comply with China’s foreign investment regulations with respect to stem cell-related activities, these business initiatives in China are conducted via two Chinese domestic entities, Qingdao Niao Bio-Technology Ltd., or Qingdao Niao, and Beijing Ruijieao Bio-Technology Ltd., or Beijing Ruijieao, that are controlled by the WFOE through various contractual arrangements. See “PRC Corporate Legal Structure” below.

Orthopedic Therapies

In order to advance our regenerative medicine business in China, in March 2009, we acquired an exclusive license for Asia to use an innovative process that expands a patient’s own adult stem cells to treat a variety of musculoskeletal diseases. The licensed procedure, RegenexxTM, has been developed by a Colorado-based company, Regenerative Sciences, Inc., or RSI. The RegenexxTM procedure uses autologous mesenchymal stem cells extracted from bone marrow for the treatment of various orthopedic conditions, including osteoarthritis, meniscus tears of the knee, avascular necrosis and bulging lumbar discs. In addition, our agreement with RSI includes consulting services to be provided by RSI to us in the area of stem cell-based orthopedic therapies for the Asia market. We believe that the integration of our peripheral blood collection process into the RegenexxTM procedure will enhance its marketability.

To provide orthopedic-related stem cell-based services, we intend to establish a network of hospitals to offer these orthopedic treatments in China. We recently established a collaboration with Shandong Wendeng Orthopedic Hospital, or Wendeng Hospital, which will be the first of such hospitals. In June 2009, Qingdao Niao entered into a five-year cooperation agreement with Wendeng Hospital to treat patients and conduct clinical research regarding the application of autologous stem cells for the treatment of a variety of orthopedic conditions. Wendeng Hospital is considered to be one of the leading speciality orthopedic hospitals in China, with close to 90% of its inpatient capacity dedicated to orthopedic cases. Physician and laboratory personnel have completed training at RSI, operations began at Wengdeng Hospital in the first quarter of 2010 and it is anticipated that revenues will start to be generated in the second quarter of 2010.

Wellness, Cosmetic & Anti-Aging Applications

We are developing a program that includes products and therapies, including stem cell-based therapies and health supplements, that we intend to offer for wellness, cosmetic and anti-aging applications. One of the key initial therapies is anticipated to be the autologous adult stem cell-based skin rejuvenation therapy that we in-licensed from Vincent Giampapa, M.D., in February 2009.

The license agreement with Dr. Giampapa is intended to advance our regenerative medicine business in the U.S. and China by our acquisition of a world-wide, exclusive license to certain innovative stem cell technology and applications for cosmetic facial and body procedures and skin rejuvenation. This supplements a three-year agreement that Dr. Giampapa entered into with us in January 2009 where he agreed to provide us with consulting services in the anti-aging area. In collaboration with Dr. Giampapa, we intend to develop and launch a range of cosmetic and anti-aging applications in China.

These therapeutic applications were anticipated to be provided, initially, by Qingdao Niao at the facilities at the Qingdao Second Sanatorium of Jinan Military Command, or the Second Sanatorium, pursuant to a three-year cooperation agreement entered into in June 2009. Second Sanitorium is a leading comprehensive hospital within the military’s healthcare network and one of the principal healthcare centers in charge of ensuring the well-being of senior and retired military officials in China.  A section of the hospital is undergoing renovations to allow for stem cell based thereapies in anti-aging and such renovations are behind schedule.  To avoid delay to our program we are considering alternative locations for initially commencing these activities.

Consulting and Royalty Agreement

In June 2009, we signed an agreement, or the Network Agreement, with Enhance BioMedical Holdings Limited, or Enhance BioMedical, a Shanghai corporation and subsidiary of Enhance Holding Corporation, a multinational conglomerate with businesses in various market sectors including healthcare. Pursuant to the Network Agreement, Enhance Biomedical will help us develop an adult stem cell collection and treatment network using our proprietary stem cell technologies in Shanghai and Taiwan as well as the Chinese provinces of Jiangsu, Zhejiang, Fujian, Anhui and Jiangxi, or the Network Territory. Enhance BioMedical has healthcare provider relationships with numerous hospitals and doctors in the Network Territory. It also operates the Anti-Aging and Prevention Medical Center in Taipei, Taiwan, with facilities focused on stem cell research and development and anti-aging therapies. As of March 15, 2010, Enhance BioMedical was the beneficial owner of approximately 16.7% of our common stock.

The Network Agreement is a ten-year, exclusive, royalty bearing agreement pursuant to which we will provide Enhance BioMedical with the training, technical, and other assistance required for it to offer stem cell-based therapies. Subject to certain terms and conditions, the Network Agreement is renewable for a subsequent ten-year term at the option of Enhance BioMedical. This agreement also gives us the option, until June 2014, to acquire up to a 20% fully diluted equity interest in Enhance BioMedical.  We will receive certain milestone payments as well as be entitled to a stated royalty on Enhance BioMedical’s revenues derived from these stem cell-based therapies. Under the Network Agreement, Enhance BioMedical has the exclusive right to utilize our proprietary adult stem cell technologies identified by us to provide adult stem cell services and therapies in the Network Territory.

In the second quarter of 2010 we expect Enhance Biomedical to launch adult stem cell collection and storage activities to enable them to launch the application of  cosmetic and anti-aging therapies in Taiwan during the summer of 2010 under our Network Agreement.

Medical Tourism

“Medical tourism” is defined as the process of travelling from home for treatment abroad or elsewhere domestically. A large segment of the individuals participating in medical tourism seek access to medical therapies not currently available or affordable in their home countries. The World Bank estimates that medical tourism will be a $10 billion industry by 2011. In 2007 alone, 750,000 Americans traveled outside the U.S. to obtain medical treatment, a number which is expected to increase to 6 million by 2010.

Since our inception, we have been building relationships with physicians in the U.S. and abroad who have developed advanced therapies using autologous stem cells. China, specifically, is fast emerging as a desirable destination for individuals seeking medical care in a wide range of medical specialties, including cardiology, neurology, orthopedics and others. As a result, a number of leading private and government hospitals in major Chinese cities have established medical tourism departments to provide treatment to international patients using advanced Western medical technology and techniques, including stem cell-based therapies. In addition to capitalizing on this trend as a potential driver for our collection and storage business, we plan to work with specialty hospitals and physicians in China and elsewhere to make stem cell-based therapies available for these medical tourism patients.

Research and Development

In May 2009, Qingdao Niao leased space from Beijing Zhongguancum Life Science Park Development Corp., Ltd. to be used for a world-class storage facility in Beijing, China or the Beijing Facility, that will be equipped to provide comprehensive adult stem cell collection, processing and storage capabilities, and a laboratory to support a number of our therapeutic programs, including the orthopedic program at Wengdeng Hospital.

In addition to supporting the processing and storage activities, the laboratory will provide a state-of-the-art venue for expanded adult stem cell-related research and development activities in China. We are collaborating with experts in China to expand our intellectual property positions in the stem cell field and develop adult stem cell-based therapies for the U.S. and broader China markets. These efforts will be dedicated to the research and development of our stem cell technology and its application to a number of therapeutic programs, initially including diabetes, anti-aging and cardiac disease.   We are also in discussions with other researchers to generate data relating to other clinical applications of very small embryonic-like stem cells, that could include neural, cardiac, and ophthalmic disease, to expand our research efforts and maximize the value of this technology. In this regard, letters of intent have been executed between our Chinese consultant, Shandong Life Science and Technology Research Institute, or SLSI, and Peking University Diabetes Center, Beijing Institute of Geriatrics, the Ministry of Health and  Shandong University.

In July 2009, NeoStem (China) entered into a cooperation agreement with our Chinese consultant, SLSI, to assist in the formation of a not-for-profit organization as required under PRC law, to organize and conduct various stem cell-based clinical trials in collaboration with specialty hospitals. This initiative was funded by NeoStem (China) in the amount of approximately $730,000 and an additional $500,000 is anticipated to be funded by NeoStem (China) over the next several months.

In order to implement the establishment of the Beijing Facility, as of December 31, 2009, our Company, our WFOE  subsidiary NeoStem (China), and Progenitor Cell Therapy, LLC, a Delaware limited liability company, or PCT, entered into an agreement, or the PCT Agreement, whereby NeoStem and NeoStem (China) engaged PCT to perform the services necessary (1) to construct the Beijing Facility, consisting of a clean room for adult stem cell clinical trial processing and other stem cell collections which will have the processing capacity on an annual basis sufficient for at least 10,000 samples, research and development laboratory space, collection and stem cell storage area and offices, together with the furnishings and equipment, and (2) to effect the installation of quality control systems consisting of materials management, equipment maintenance and calibration, environmental monitoring and compliance and adult stem cell processing and preservation which comply with cGMP standards and regulatory standards that would be applicable in the United States under GTP standards, as well as all regulatory requirements applicable to the program under the laws of the PRC.

Pursuant to the terms of the PCT Agreement, the Beijing Facility is to be located at the Life Science Innovation Center, Life Science Park, Zhongguancum, Beijing. PCT is to complete the project on a “turn-key” basis. Once the project has begun, our Company has the option to terminate the PCT Agreement without cause upon providing no less than 60 days written notice to PCT, subject to our obligation to pay for any services performed up to the date of termination and certain costs and expenses incurred by PCT.

The aggregate cost of the program, including the Phase 1 equipment purchases, is expected to be approximately $3,000,000. The project will commence on April 1, 2010, and is anticipated to take approximately seven months to complete. PCT has agreed to provide at least 90 days of support services to our Company for an additional fee after completion of the project, which is renewable at the request of our Company for an additional 90 days.

Pharmaceutical Business in China — Erye

We believe that China currently affords a unique opportunity to grow our revenues on an accelerated basis. In order to enter this market, we completed the merger with China Biopharmaceuticals Holdings, Inc., or the Merger, on October 30, 2009, the net effect of which was the acquisition by us of a 51% ownership interest in Erye. Our current senior executive management team at Erye, Mr. Shi, Chairman, and Madame Zhang, General Manager, joined Erye in 1998, who in conjunction with others bought it from the PRC government in 2003 and, in the years that followed, transformed it into a profitable private enterprise. Erye had approximately 739 employees as of December 31, 2009, of which approximately 536 were full-time.

Erye was founded more than 50 years ago and represents an established, vertically-integrated pharmaceutical business, focused primarily on the manufacturing and sale of antibiotics. Historically, Erye has concentrated its efforts on the manufacturing and distribution of generic antibiotic products and has received more than 160 production certificates from the SFDA covering both antibiotic prescription drugs and active pharmaceutical intermediates, or APIs. Erye’s revenue for 2009 was approximately $61.

Industry

China has a large population with a rapidly growing demand for pharmaceutical drugs and has committed to providing increased governmental insurance to provide a larger segment of the population greater access to pharmaceuticals. The antibiotics market in China was approximately $8.8 billion in 2007, with an annual average growth rate of approximately 24 percent for the previous three years. The overall pharmaceuticals market is forecasted to triple in size by 2013, becoming the third largest drug market in the world behind the U.S. and Japan.

In early 2009, the PRC government announced that improving healthcare for its citizens would be a major priority and China’s State Council approved the spending of $124 billion on its healthcare system between 2009 and 2011. This spending initiative, coupled with a population approaching 1.4 billion, makes China a large market opportunity for pharmaceutical drugs. As part of this initiative, China has created the New Rural and Urban Cooperative Medical Insurance System. More than 60% of the drugs produced by Erye are covered under this new medical insurance system.

Products

Erye offers a broad portfolio of anti-infective drugs, with no single product accounting for more than 10% of total revenues. In 2008, seven of the top 20 antibiotics used in Chinese hospitals were products offered by Erye. Erye’s top five products, by revenue, for the first nine months of 2009, are set forth in the following table:

Product Name	Product Type	Approximate Revenue
		(In Millions)
Acetylspiramycin	API	$4.0
Oxacillin Sodium	API	$3.2
Mezlocillin Sodium	Injectible Finished Product	$3.1
Amoxicillin/Sulbactum Sodium	Injectible Finished Product	$3.0
Cefoperazone/Sulbactum Sodium	Injectible Finished Product	$2.4

Erye is currently focused on bringing more differentiated and higher-margin product offerings to its portfolio.

Distribution/Customers

In China, consumers generally receive prescription drugs through hospitals. Antibiotics are distributed almost exclusively through hospitals. Since pharmaceutical manufacturers in China are not permitted to sell directly to hospitals, it is essential to have an effective and extensive distributor network. Erye’s distributor network covers all of mainland China’s provinces and municipalities and generates sales principally through three channels:

•
exclusive distributors of prescription drugs, referred to as “co-sales teams”: this distribution channel handles the clinical promotion and distribution of differentiated, higher-margin product lines, within exclusive province-based and municipality-based territories;

•	non-exclusive distributors of prescription drugs: this distribution channel is devoted to selling established product lines that require little, if any, clinical promotion; and

•	exclusive distributors of APIs: this distribution channel is devoted to selling APIs to large pharmaceutical manufacturers nationwide.

Erye has an internal sales and marketing team of more than 40 individuals that supervise the distributor network, assist with clinical promotions and manage hospital relationships. Many of Erye’s sales executives have long-term experience in pharmaceutical sales and previously held sales positions with state-owned pharmaceutical companies, where they established long-standing relationships with large distribution centers in several key regions nationwide and, in particular, within the Yangzi River Triangle.

Production Facilities

Erye currently operates a production facility in the City of Suzhou, containing approximately 33,490 square meters of offices, dormitories, a food court, warehouse and production facilities, including eight (cGMP) production lines certified by the SFDA, workshops and laboratory areas.

In 2005, the PRC government issued a mandate requiring the relocation of many of Erye’s existing manufacturing facilities. The government mandate did not require Erye to relocate by any specific date. In order to comply with this mandate and to meet the growing demands of its business, Erye acquired land use rights to approximately 27 acres in the Xiangcheng District of Suzhou and, in 2007, commenced the construction of a new, state-of-the-art production facility. This new campus-style facility includes 12 buildings containing a total of approximately 49,436 square meters of space, for which the external building construction has been completed and manufacturing equipment is being assembled and tested. The land use rights end in January of 2058.
Erye began transferring its operations in January 2010. The relocation will continue as the new production lines are completed and receive cGMP certification through 2011. In January 2010, Erye received notification that the SFDA has approved Erye’s application for cGMP certification to manufacture solvent crystallization sterile penicillin and freeze dried raw sterile penicillin at the new facility, which provides 50% and 100% greater manufacturing capacity, respectively, than its existing facility. Historically, these two lines have accounted for approximately 20% of Erye’s sales.

Once Erye has completed the transfer of operations to the new facilities, and its new production lines are fully operational, it will have substantially increased capacity from the current plant, with the goal of becoming among the largest antibiotics producers in Eastern China. This dominant market position would allow us to take advantage of the expected growth and spending in this segment of the market. Our U.S. based management team intends to work closely with the management of Erye to identify new pharmaceutical product candidates to further accelerate revenue growth. We believe that our ownership in Erye, and the expansion of our stem cell business into China, will create commercial, financial and scientific opportunities to significantly grow our business.

The total cost of the new facility is estimated to be approximately $30 million, of which approximately $16 million has been paid for through December 31, 2009. The remaining $14 million is expected to be funded from a combination of proceeds from the Company’s February 2010 common stock  offering in which it raised net proceeds of approximately $7.1 million, the proceeds from the exercise by RimAsia in March 2010 of a warrant to purchase 1,000,000 shares of Common Stock at a per share purchase price of $1.75 resulting in gross proceeds to the Company of $1,750,000 (in each of the prior two cases such funding would be in the form of a loan from the Company), an Erye line of credit and Erye’s operating cash flow. To this end, the owners of Erye have agreed to reinvest a substantial portion of their respective shares of the earnings of Erye to pay the costs associated with the completion of, and Erye’s relocation to, the new production facility.

Research and Development — Product Pipeline

Erye provides a well-established and capable platform and network for the introduction of pharmaceuticals, and other health-related products, to the vast domestic patient and consumer markets in China.

Currently, Erye has seven new drug candidates in its pipeline, at varying stages of the development and commercialization process. Applications for production certificates for four of these drug candidates have been submitted to and are pending approval by the SFDA, including Adefovir capsules, Cloxacillin Sodium (API), Clindamycin Phosphate for injection, and Omeprazole capsules (approved November 2009). Erye also has three candidates in clinical trials that could be considered “new drugs” in China, including Faropenem sodium (API), Faropenem tablets, a broad spectrum antibiotic, and Tiopronin enteric-coated capsules, used to prevent kidney stones.

Erye’s recent track record for obtaining SFDA production certificates includes seven certificates in 2007, four certificates in 2008 and four certificates in 2009 (including Omeprazole capsules).

In addition to research and development regarding new prescription drugs, we plan to expand Erye’s product pipeline with health supplements and nutraceutical products. We believe that the expansive markets in China present opportunities for these products and that Erye already has extensive capabilities to accelerate product distribution.

PRC Corporate Legal Structure

We conduct our operations in the PRC through two distinct business units: (i) our China pharmaceutical business unit which we conduct though our 51% ownership interest in Erye; and (ii) our China adult stem cell business unit which we conduct through contractual arrangements that our wholly foreign-owned entity, or WFOE, NeoStem (China) has with two variable interest entities, or VIEs, Qingdao Niao Bio-Technology Ltd. and Beijing Ruijieao Biotechnology Ltd.

China Pharmaceutical Business

On October 30, 2009, we completed the Merger with China Biopharmaceuticals Holdings, Inc., or CBH, through a wholly-owned subsidiary of ours with our subsidiary as the surviving entity. As a result of the Merger, we acquired a controlling interest in Suzhou Erye Pharmaceuticals Company Ltd., or Erye, a Sino-foreign joint venture with limited liability organized under the laws of the PRC. Suzhou Erye Economy and Trading Co. Ltd., or EET, owns the remaining 49% ownership interest in Erye. An amended joint venture agreement and articles of association of Erye, the effectiveness of which was subject to approval by the requisite PRC government authorities, was prepared and approval obtained in principle on December 28, 2009 from Jiangsu Bureau of Foreign Economic and Trade.  Notwithstanding this approval, we cannot be certain that all provisions, especially those provisions relating to the distribution and liquidation preference in the joint venture contract, are in full compliance with or fully enforceable under PRC law.

China Adult Stem Cell Business

Because certain PRC regulations currently restrict or prohibit foreign-invested entities from holding certain licenses and controlling businesses in certain industries in China, we created the WFOE, NeoStem (China), to implement our expansion objectives in China. NeoStem (China) may engage in the research and development, transfer and technological consultation service of bio-technology, regenerative medical technology and anti-aging technology, excluding the development or application of human stem cell, gene diagnosis and treatment technologies; consultation of economic information; import, export and wholesaling of machinery and equipment (the import and export do not involve the goods specifically stipulated in/by state-operated trade, import and export quota license, export quota bidding, export permit, etc.). To comply with China’s foreign investment prohibition on stem cell research and development, clinical trials and related activities, this business is conducted via two VIEs: Qingdao Niao and Beijing Ruijieao, each a Chinese domestic company controlled by NeoStem (China) through the VIE documents. Under the VIE documents, the shareholders of the VIEs are required to transfer their ownership interests in these entities to NeoStem (China) in China in the event Chinese laws and regulations allow foreign investors to hold ownership interests in the VIEs, or to our designees at any time for the amount of, to the extent permitted by Chinese laws, the outstanding loans to the VIE shareholders. The shareholders of the VIEs have entrusted us to appoint the directors and senior management personnel of the VIEs on their behalf. Through NeoStem (China), we have entered into exclusive technical and management service agreements and other service agreements with the VIEs, under which NeoStem (China) is providing technical and management services to the VIEs in exchange for substantially all net income of the VIEs. In addition, shareholders of the VIEs have pledged their equity interests in the VIEs to NeoStem (China) as collateral for non-payment of loans or for fees on technical and management services due to us.

The capital investment in these VIEs is funded by us through the WFOE and recorded as interest-free loans to the shareholders of Qingdao Niao and Beijing Ruijieao. To date, the WFOE has been capitalized in the total amount of approximately $2.9 million with an additional $1,000,000 anticipated in the second quarter of 2010. As of December 31, 2009, the total amount of interest-free loans to these shareholders of the VIEs listed as above was approximately 5,500,000 RMB (approximately $805,000).  We expect that the WFOE will require substantial additional funding in order for us to continue the current expansion plans in China associated with our stem cell business.

In December, 2009, in order to facilitate working capital requirements in China, NeoStem (China) issued a promissory note to the Bank of Rizhao Qingdao Branch  in the amount of  4,400,000 RMB  (approximately $643,700). The note is due on June 21, 2010 and bears an interest rate of 4.05%. The loan is collateralized by cash in a restricted bank account totaling 5,189,400 RMB (approximately $759,200). In addition, in January, 2010 NeoStem (China) entered into a pledge agreement with the bank pledging all of  its interest in its VIEs as additional collateral for the loan.

We expect to receive benefits, to the extent permitted by PRC laws, through various VIE contractual agreements in the form of authorized sharing of the ownership of the know-how and other intellectual property rights derived from the clinical trials and research and development, and in the form of financial benefits on a basis of profit sharing mechanisms with participating partner hospitals from the commercialization of regeneration medical treatments developed successfully from the clinical trials.

Pursuant to certain opinions regarding Administration of Not-for-profit Research Institutions (Trial), or the Opinions, which were promulgated and became effective on December 19, 2000, not-for-profit research institutions shall have independent legal person status, and shall operate independently under the guidance and supervision of corresponding government authorities. Not-for-profit research institutions shall conduct science, research, technical consulting and technical service mainly for the purpose of social benefits, and shall not be operated for profit. No person or institution shall obtain any investment return from not-for-profit research institutions in any manner, and all of the income generated by not-for-profit research institutions during their provision of for-profit services to society, and which is permitted to be kept by the not-for-profit research institution pursuant to relevant rules, shall be used for the development of the not-for-profit research institution.

Accordingly, we are cooperating, through NeoStem (China) with our China consultant, SLSI, with regard to the formation of a not-for-profit organization under PRC law, to organize and conduct various clinical trials in China. We have provided funding through a contractual arrangement with SLSI, and SLSI has taken responsibility for establishing and structuring clinical trials with third parties, other research institutes and a number of partner hospitals. Through various VIE or other contractual agreements, we expect to obtain, directly or indirectly, part of the management and operation rights and benefits from SLSI. However, if this contractual arrangement is regarded as breaching any clause in the Opinions, the contractual agreements we have with SLSI will need to be terminated or modified, and we may not obtain or continue to obtain benefits, directly or indirectly, from SLSI as expected.

Further, pursuant to the Interim Measures for the Administration of Human Genetic Resources, or the Measures, which was promulgated and took effect on June 10, 1998, China adopted a reporting and registration system on important pedigrees and genetic resources in specified regions. Whoever is engaged in activities in China such as sampling, collecting, researching, developing, trading or exporting human genetic resources or taking such resources outside China shall abide by the Measures. The term “human genetic resources” in the Measures refers to the genetic materials such as human organs, tissues, cells, blood specimens, preparations of any types or recombinant DNA constructs, which contain human genome, genes or gene products as well as to the information related to such genetic materials. It is possible that the research and development operations conducted by SLSI may be regarded by corresponding government authorities in China as human genetic resources research and development activities, and thus, the Measures may apply. If the Measures apply to the cooperation between the Lab and/or the SLSI, and us, such cooperation is subject to approval of competent government authorities in China. The sharing of patents or other corresponding intellectual property rights derived from such research and development operations is also subject to various restriction and approval requirements established under the Measures. If we are unable to obtain corresponding approvals on a timely basis, or at all, our operation in China will be materially adversely affected.

One VIE will be devoted to adult stem cell related research and development activities and the other will be devoted to the commercialization of stem cell-based therapies in collaboration with hospitals.

Intellectual Property

We are seeking patent protection for our technology. We acquired and are prosecuting one pending U.S. patent application which had been filed by our predecessor, NS California. This patent application is intended to cover the process by which stem cells from the bone marrow are mobilized, isolated from adult peripheral blood and stored. In addition, we have filed a patent application covering low-dose, short course, cytokine induction of stem cell mobilization and patent applications claiming methods of purifying stem cells. The Company also has filed two additional U.S. patent applications claiming methods of isolating adult stem cells using various proprietary techniques.

Pursuant to our license agreement covering the VSELTM technology, we acquired the exclusive, world-wide license to patent applications and know-how relating to very small embryonic-like stem cells. Patent applications regarding this technology are pending in the U.S., China and Europe. These patent applications relate specifically to a method of isolating and using very small embryonic-like stem cells. Under the license for the VSELTM technology, we have the right to unpatented inventions and discoveries contained in certain manuscripts relating to transplantation and mobilization of these cells in certain circumstances, which has been pursued in subsequently filed provisional patent applications.

Pursuant to our license agreement with Vincent Giampapa, M.D., F.A.C.S., we have an exclusive, world-wide license to a granted U.S. patent, patent applications and know-how relating to methods and compositions for the restoration of age-related tissue loss.

Pursuant to our license agreement with Vincent Falanga, M.D., F.A.C.P., we have an exclusive, world-wide license to a U.S. provisional patent application and corresponding PCT application and know-how relating to the use of autologous mesenchymal stem cells to treat wounds.

Pursuant to our license agreement with RSI, we have an exclusive license for Asia to a patent application pending in Hong Kong and the right to file additional patent applications throughout Asia, as well as an exclusive license to know-how, all relating to the isolation and use of mesenchymal stem cells in orthopedic indications.

There can be no assurance that any of our patent applications will issue as patents or should patents issue that they will not be found invalid. The patent position of biotechnology companies generally is highly uncertain and involves complex legal, scientific and factual questions.

The government approval procedure in China for the filing, consideration and approval of new patent applications is as follows: The applicant prepares documentation and sends the application to State Intellectual Property Office of China, or SIPO, usually through patent application agencies. The application is then examined by SIPO. If the application is approved, SIPO issues and releases a patent illustration book for challenges by competing claimants. Once the illustration book is issued, the patent is protected. Within a three-year period, depending on different categories of the patent, if there are no challenges against the patent, then SIPO will issue a patent license to the applicant.

Competition

Pharmaceutical operations in China are still at an early stage of development due to heavy state involvement in the past. However, competition from China-based drug manufacturing companies is growing rapidly. Our direct competitors are domestic pharmaceutical companies and new drug research and development institutes such as Harbin Pharmaceutical Group Holding Co., Ltd., Shanghai Asia Pioneer Pharmaceutical Co., Ltd, Shandong Lukang Pharmaceutical Co., Ltd., Shandong Luoxin Pharmacy Stock Co. Ltd., China Pharma Holdings, China Biologic Products, China Sky One Medical, Sinovac Biotech and Tianyin Pharma. We also face competition from foreign companies who have strong proprietary pipelines and strong financial resources.

Historically in the U.S., we have faced competition from other established operators of stem cell preservation businesses and providers of stem cell storage services. Today, there is an established and growing market for cord blood stem cell banking. We are also aware of another company with established stem cell banking services that processes and stores stem cells collected from adipose, or fat, tissue. This type of stem cell banking requires harvesting fat by a liposuction procedure. Embryonic stem cells represent yet another alternative to pre-donated and stored adult stem cells. As techniques for expanding stem cells improve, thereby allowing therapeutic doses, the use of embryonic stem cells and other collection techniques of adult stem cells could increase and compete with our services. Finally, we are aware that other technologies are being developed to turn skin cells into cells that behave like embryonic stem cells or to harvest stem cells from the pulp of baby teeth. While these and other approaches remain in early stages of development, they may one day be competitive.

In addition, cord blood banks such as ViaCord or LifebankUSA easily could enter the field of adult stem cell collection because of their processing labs, storage facilities and customer lists. We estimate that there are approximately 43 cord blood banks in the U.S., approximately 28 of which are autologous, meaning that the donor and recipient are the same, and approximately 15 of which are allogeneic, meaning that the donor and recipient are not the same. Hospitals that have transplant centers to serve cancer patients may elect to provide some or all of the services that we provide. We estimate that there are approximately 162 hospitals in the U.S. with stem cell transplant centers. These competitors may have better experience and access to greater financial resources than we do. In addition, other established companies may enter our markets and compete with us.

The provision of stem cell-based therapies and banking services in China is a nascent industry, with most participants engaging through single facilities on a small scale. Many of these treatment centers rely on technology taken from domestic universities, although a few more advanced competitors use technology licensed from overseas. These small facilities are typically focused on delivering stem cell treatments in one specific treatment area, such as central nervous system diseases, ischemia, and cosmetics, with the majority treating central nervous system diseases. Given limited stem cell operations in China, the market remains significantly underserved.

Of the field of stem cell-based therapies and banking services in China, the only competitor of note of which we are aware is Beike Biotechnology Co Ltd., or Beike, headquartered in Shenzhen, Guangzhou province, which provides stem cell-based treatments through collaborations with a network of approximately 20 hospitals. In 2008, Beike established a stem cell storage facility in Jiangsu province, recently broke ground on an expanded facility and has disclosed that it plans to eventually house induced pluripotent stem cells (iPS) extraction on a commercial scale.

Governmental Regulation

As we expand into China, we expect to rely upon the experience of Erye as well as certain of our other PRC advisors and consultants with the Drug Administration Law of China, which governs the licensing, manufacturing, marketing and distribution of pharmaceutical products in China. Additionally, our operations are subject to various PRC regulations and permit systems.

The application and approval procedure in China for a newly-developed drug product is nearly as detailed and lengthy as that for U.S. new drug applicants, requiring the documentation of pharmacological studies, toxicity studies and pharmacokinetics and drug metabolism (PKDM) studies and new drug samples. Documentation and samples are then submitted to a provincial food and drug administration, or the provincial FDA. The provincial FDA sends its officials to the applicant to check the applicant’s research and development facilities and to arrange a new drug examination committee meeting for approval deliberations. This process usually takes three months. After the documentation and samples are approved by the provincial FDA, the provincial FDA will submit the approved documentation and samples to the SFDA. The SFDA examines the documentation and tests the samples and arranges a new drug examination committee meeting for approval deliberations. If the application is approved by the SFDA, the SFDA will issue a clinical trial license to the applicant allowing the applicant to conduct human clinical trials. The clinical trial license approval typically takes one year. The applicant completes the clinical trial process and prepares documentation and files submitted to the SFDA for new drug approval. The clinical trial process usually takes one or two years depending on the category and class of the new drug. The SFDA examines the documentation and gives final approval for the new drug and issues the new drug license to the applicant. This process usually takes 8 months. As a result, the entire process for new drug approval, from start to finish, usually takes three to four years.

The PRC government is in the process of reviewing its industry policies relating to the pharmaceutical industry and, as a part of this review, has been reviewing drug permits and licenses that have been issued. As of now, Erye maintains good standing of its drug permits and licenses. Although the PRC government has published regulations regarding stem cell clinical applications, there is currently not implemented guidance.  Without guidance, it is difficult to definitively know how the regulations are to be implemented.

The PRC Antitrust Law was promulgated on August 30, 2007 and became effective on August 1, 2008. The government authorities in charge of antitrust matters in China are the Antitrust Commission and other antitrust authorities under the State Council. The PRC Antitrust Law regulates: (i) monopoly agreements, including decisions or actions in concert that preclude or impede competition, entered into by business operators; (ii) abuse of dominant market position by business operators; and (iii) concentration of business operators that may have the effect of precluding or impeding competition. Except for the exemptions set forth under Article 15 of the PRC Antitrust Law, competing business operators are prohibited from entering into monopoly agreements that fix or change commodity prices, restrict the production volume or sales volume of commodities, divide markets for sales or procurement of raw materials, restrict procurement of new technologies or new equipment or development of new technologies or new equipment, result in joint boycott of transactions or constitute monopoly agreements as determined by the antitrust authority.

In addition, business operators with the ability to control the price or quantity of commodities or other trading conditions or those with the ability to block or affect other business operators into the relevant markets are prohibited from engaging in certain business conducts that would result in abuse of their dominant market position.

Moreover, concentration of business operators refers to: (i) merger with other business operators; (ii) gaining control over other business operators through acquisition of equity interest or assets of other business operators; and (iii) gaining control over other business operators through exerting influence on other business operators through contracts or other means. In the event of occurrence of any concentration of business operators and to the extent required by the Antitrust Law, the relevant business operators must file with the antitrust authority under the State Council prior to conducting the contemplated business concentration. If the antitrust authority decides not to further investigate whether the contemplated business concentration has the effect of precluding or impeding competition or fails to make a decision within 30 days from receipt of relevant materials, the relevant business operators may proceed to consummate the contemplated business concentration.

It is widely expected that a set of detailed implementing rules of the PRC Antitrust Law will be issued by the PRC government. We are now in the process of reviewing our current business model and business operation against the PRC Antitrust Law. However, before the promulgation of such implementing rules, we are unable to determine whether we might be in violation of any aspects of the PRC Antitrust Law.

The services that we provide to individuals are relatively new. Our adult stem cell collection, processing and storage service is not a medical treatment, although it involves medical procedures. Our stem cell-related business is not addressed by many of the regulations applicable to our field and as a result, there is often considerable uncertainty as to the applicability of regulatory requirements. Although we have devoted significant resources to ensuring compliance with those laws that we believe to be applicable, it is possible that regulators may disagree with our interpretations, prompting additional compliance requirements or even enforcement actions.

We believe that the adult stem cells collected, processed and stored through our collection services are properly classified under the FDA’s human cells, tissues and cellular- and tissue-based products, or HCT/P, regulatory paradigm and should not be classified as a medical device, biologic or drug.

Relationships with licensed professionals such as physicians may be subject to state and federal laws restricting the referral of business, prohibiting certain payments to physicians, or otherwise limiting such collaborations. If our services become approved for reimbursement by government or private insurers, we could be subject to additional regulation and perhaps additional limitations on our ability to structure relationships with physicians. Additionally, state regulators may impose restrictions on the business activities and relationships of licensed physicians or other licensed professionals. For example, many states restrict or prohibit the employment of licensed physicians by for-profit corporations, or the “corporate practice of medicine.” If we fail to structure our relationships with physicians in accordance with applicable laws or other regulatory requirements it could have a material adverse effect on our business. Even if we do enter into these arrangements, we may not be able to maintain these relationships or establish new ones in the future on acceptable terms.

Some states also impose additional regulation and oversight of clinical laboratories operating within their borders and impose regulatory compliance obligations on out-of-state laboratories providing services to their residents. Many of the states in which we, our strategic partners or members of our collection network engage in collection, processing or storage activities have licensing requirements that must be complied with. Additionally, there may be state regulations impacting the use of blood products that would impact our business. There can be no assurance that we, our strategic partners or members of our collection center network will be able to obtain or maintain any necessary licenses required to conduct business in any states or that the cost of compliance will not materially and adversely affect our ability to market or perform our services or our ability to do so profitably. Certain licensing requirements require employment of medical directors and others with certain training and technical backgrounds and there can be no assurance that such individuals can be retained or will remain retained or that the cost of retaining such individuals will not materially and adversely affect our ability to market or perform our services or our ability to do so profitably.  The Cambridge laboratory has established a quality program based on Occupational Safety and Health Administration (“OSHA”) laboratory safety standards and American Association of Blood Bank (“AABB”) standards

Since January of 2004, registration with the FDA is required by facilities engaged in the recovery, processing, storage, labeling, packaging or distribution of any HCT/Ps, or the screening or testing of a donor. Any third party retained by us to process our samples must be similarly registered with the FDA and comply with HCT/P regulations. The FDA also adopted rules in May 2005 that regulate current Good Tissues Practices, or cGTP. Additionally, adverse events in the field of stem cell therapy that may occur could result in greater governmental regulation of our business, creating increased expenses and potential delays relating to the approval or licensing of any or all of the processes and facilities involved in our stem cell collection and storage services.

In the U.S., our planned stem cell biomarker screening panels may be subject to regulation as a medical device by the FDA under the Federal Food, Drug and Cosmetic Act. These domestic regulations govern many of the commercial activities we plan to perform, including the purposes for which our proposed immunodiagnostic assays can be used, the development, testing, labeling, storage and use of our proposed assays with other products, and the manufacturing, advertising, promotion, sales and distribution of our proposed assays for the approved purposes. Compliance with these regulations could prove expensive and time-consuming and render such panels commercially impractical.

We are subject to state and federal privacy laws related to the protection of our customers’ personal health information and state and federal laws related to the security of such personal health information and other personal data to which we would have access through the provision of our services. Currently, we are obligated to comply with privacy and security standards adopted under HIPAA. Certain of these regulatory obligations will be changing over the next year as a result of amendments to HIPAA under the American Recovery and Reinvestment Act of 2009. Consequently, our compliance burden will increase, and we will be subject to audit and enforcement by the federal government and, in some cases, enforcement by state authorities. We will also be obligated to publicly disclose wrongful disclosures or losses of personal health information. We may be required to spend substantial amounts of time and money to comply with these requirements, any regulations and licensing requirements, as well as any future legislative and regulatory initiatives. Failure by us or our business partners to comply with these or other applicable regulatory requirements or any delay in compliance may result in, among other things, injunctions, operating restrictions, and civil fines and criminal prosecution, a material adverse effect on the marketing and sales of our services and impair our ability to operate profitably or at all.

       We also are subject to state and federal laws regulating the proper disposal of biohazardous materials. Accordingly, we are subject to and seek to comply with, applicable regulations under federal, state and local laws regarding employee safety, environmental protection and hazardous substance control. We have made and will continue to make expenditures for environmental compliance, environmental protection and employee safety. Such expenditures have not had, and in the opinion of management are not expected to have, a material effect on our financial position, results of operation, capital expenditures or competitive position. However, these laws may change, our processes may change, or other facts may emerge which could affect our operations, business or assets and therefore the amount and timing of expenditures in the future may vary substantially from those currently anticipated.

As the stem cell therapy industry is at an early stage of development in China, new laws and regulations may be adopted in the future to address new issues that arise from time to time. As a result, substantial uncertainties exist regarding the interpretation and implementation of current and any future PRC laws and regulations applicable to the stem cell therapy industry. There is no way to predict the content or scope of future Chinese stem cell regulation. There can be no assurance that the PRC government authorities will not issue new laws or regulations that impose conditions or requirements with which we cannot comply. Noncompliance could materially and adversely affect our business, results of operations and financial condition.

The Chinese Ministry of Commerce, or MOFCOM, and Ministry of Science and Technology of China, or MOST, jointly publish the Catalogue of Technologies the Export of which from China is Prohibited or Restricted, and the Catalogue of Technologies the Import of which into China Prohibited or Restricted. Stem cell-related technologies are not listed in the current versions of these catalogues, and therefore their import or export should not be forbidden or require the approval of MOFCOM and MOST. However, these catalogues are subject to revision and, as the PRC authorities develop policies concerning stem cell technologies, it is possible that the categories would be amended or updated should the PRC government want to regulate the export or import of stem cell related technologies to protect material state interests or for other reasons. Should the catalogues be updated so as to bring any activities of the planned stem cell processing, storage and manufacturing operation in Beijing and related research and development activities under their purview, any such limitations or restrictions imposed on the operations and related activities could materially and adversely affect our business, financial condition and results of operations.

Employees

As of December 31, 2009, NeoStem had 25 full-time, and 3 part-time employees in the U.S., and 2 employees in China. None of our employees is covered by a collective bargaining agreement, and we believe our employee relations are good. Erye has 739 employees, of which 536 are full-time employees, all of whom are located in Jiangsu Province, China. Although a significant number of Erye’s employees have employment contracts, none of the employees are covered by a collective bargaining agreement, and employee relations are believed to be good.  It is anticipated with the relocation of the Erye plant, there will be some attrition of employees though it will not have a significant impact on Erye.

Former Business Operations and Corporate Information

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

We commenced operations in our adult stem cell business in January 2006. On October 30, 2009, we completed a merger with China Biopharmaceuticals Holdings, Inc., or CBH, the former owner of the 51% interest in Erye. Our principal executive offices are located at 420 Lexington Avenue, Suite 450, New York, New York 10170, and our telephone number is (212) 584-4180. We maintain a corporate website at www.neostem.com. The contents of our website are not part of this Annual Report on Form 10-K and should not be relied upon in connection herewith.

ITEM 1A. RISK FACTORS

THE RISKS DESCRIBED BELOW ARE NOT THE ONLY RISKS FACING THE COMPANY. ADDITIONAL RISKS THAT WE DO NOT YET KNOW OF OR THAT WE CURRENTLY THINK ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY, IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE. THE STATEMENTS CONTAINED IN OR INCORPORATED BY REFERENCE INTO THIS ANNUAL REPORT ON FORM 10-K THAT ARE NOT HISTORIC FACTS ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN OR IMPLIED BY FORWARD-LOOKING STATEMENTS. IF ANY OF THE RISKS OCCUR, OUR BUSINESS STRATEGY, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE ADVERSELY AFFECTED.

Risks Related to Our Business and Financial Condition

We are a company with a limited operating history and have incurred substantial losses and negative cash flow from operations in the past, and we expect to continue to incur losses and negative cash flow for the near term.

We are a company with a limited operating history, limited capital, and limited sources of revenue. Since our inception in 1980, we have incurred net losses of approximately $71 million through December 31, 2009. We incurred net losses of approximately $25.0 million for the year ended December 31, 2009 and approximately $9.2 million for the year ended December 31, 2008, and we expect to incur additional operating losses and negative cash flow in the future. The revenues from our adult stem cell collection, processing and storage business are not sufficient to cover costs attributable to that business. We expect to incur losses and negative cash flow for the foreseeable future as a result of our activities under license and sponsored research agreements relating to our VSELTM technology and other research and development efforts to advance stem cell and other therapeutics, both in the U.S. and China. We also expect to continue to incur significant expenses related to sales, marketing, general and administrative and product research and development in connection with the development of our business.

Although Suzhou Erye Pharmaceuticals Company Ltd., or Erye, a Chinese pharmaceutical company in which we recently acquired a 51% interest, earned $12.3 million in net income for the year ended December 31, 2009, it has only a limited history of earnings. Moreover, Erye is expected to incur significant expenses in the near term due to: (1) costs related to stabilizing and streamlining its operations; (2) costs related to the relocation of its production operations to a new facility currently under construction; (3) research and development costs related to new drug projects; and (4) costs related to expanding its existing sales network for new drug distribution. Pursuant to the current joint venture agreement that governs the ownership and management of Erye, or the Joint Venture Agreement, which is subject to PRC government approval, for the next three years (i) 49% of undistributed profits, after tax, will be distributed to Suzhou Erye Economy and Trading co. Ltd., or EET, which owns the remaining 49% of Erye, and loaned back to Erye for use in connection with its construction of the new Erye facility; (ii) 45% of the net profit after tax will be provided to Erye as part of the new facility construction fund, which will be characterized as paid-in capital for our 51% interest in Erye; and (iii) only 6% of the net profit will be distributed to us directly for our operating expenses. As a result, we will not be able to supplement our cash flow fully from the operations and income expected to be generated by Erye.

We will need substantial additional capital to continue operations and additional capital may not be available on acceptable terms, or at all.

We will require substantial additional capital to fund our business plan, including additional research and development activities related to our adult stem cell technologies and drug development efforts, and to support marketing efforts in the U.S. and China. Our actual cash requirements may differ materially from those currently estimated.

At December 31, 2009, we had a cash balance of $7,159,369. The trading volume of our common stock, coupled with our history of operating losses and liquidity problems, may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of small cap biopharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. As demonstrated over the last year, during times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital on acceptable terms could materially and adversely affect our business operations and ability to continue as a going concern.

If we are unable to manage the growth of our business, our prospects may be limited and the results of our operations and ability to continue as a going concern may be materially and adversely affected.

We intend to expand our sales and marketing programs, manufacturing capacity, and portfolios of pharmaceutical products and innovative stem cell-based therapies to meet future demand in the U.S. and China. Any significant expansion may strain our managerial, financial and other resources. If we are unable to manage our growth, our business, operating results and financial condition could be materially adversely affected. We will need to continually improve our operations, financial and other internal systems to manage our growth effectively, and any failure to do so may result in slower growth, diminished operating results and a failure to achieve profitability, which would materially and adversely affect our ability to continue as a going concern.

All acquisitions intended to grow our business may expose us to additional risks.

We will continue to review acquisition prospects that could complement our current business, increase the size and geographic scope of our operations or otherwise offer revenue generating or other growth opportunities. Any increase in debt in connection with an acquisition could result in increased interest expense. Additionally, acquisitions may dilute the interests of our stockholders, place additional constraints on our available cash and entail other risks, including: difficulties in assimilating acquired operations, technologies or products; the loss of key employees from acquired businesses; diversion of management’s attention from our core business; risks of successor liability for unknown claims; and risks of entering markets, including international markets, in which we have limited or no prior experience.

Risks Related to the Stem Cell Business

The University of Louisville has the ability to exercise significant influence over the future development of our VSELTM technology.

The terms of our exclusive license of the VSELTM technology from the University of Louisville provide for a collaborative approach on development decisions. For example, should we seek to collaborate with a third party on the VSELTM technology programs, prior approval of the University of Louisville would be required for any sublicensing agreement. There can be no assurance they would grant approval for decisions requiring their consent. In addition, we entered into a sponsored research agreement with the University of Louisville, pursuant to which they perform certain research activities for us. Accordingly, although we have recently begun our own independent research and development activities with respect to the VSELTM technology and have entered into an additional sponsored research agreement with the University of Michigan, we are highly dependent on the University’s cooperation and performance in developing the VSELTM technology. Further, the VSELTM technology license agreement requires the payment of certain license fees, royalties and milestone payments, payments for patent filings and applications and the use of due diligence in developing and commercializing the VSELTM technology. The sponsored research agreement requires other periodic payments. Our failure to meet our financial or other obligations under the license or sponsored research agreement in a timely manner could result in the loss of some or all of our rights to proprietary technology, such as the loss of exclusive rights or even termination of the agreements, and/or we could lose our right to have the University of Louisville conduct research and development efforts on our behalf.

We have a very limited history of conducting our own research and development activities.

To support our own research and development capabilities for our VSELTM technology and other stem cell technologies, in September 2009 we signed a lease for approximately 8,000 square feet of office and laboratory space in Cambridge, Massachusetts that serves as our research and development headquarters. To pursue our business strategy, we must increase our internal research capabilities, which we are endeavoring to accomplish at this facility, and by establishing relationships with third parties. There can be no assurance that we will be successful in these efforts. Our additional research and development capacity also will require adequate sources of funding. There can be no assurance that any of these development efforts will produce a successful product or technology. Our failure to develop new products would have a material adverse effect on our business, operating results and financial condition.

Even if we are successful in developing a therapeutic application using our VSELTM technology or other potential stem cell technologies, we still may be unsuccessful in creating a commercially viable and profitable business.

The commercial viability of our VSELTM technology and other stem cell technologies may depend upon our ability to successfully expand the number of stem cells collected through adult stem cell collection processes in order to achieve a therapeutically-viable dose. Today, the number of very small embryonic-like stem cells that can be isolated from the peripheral blood of an adult donor is relatively small and this volume of cells may not be sufficient for therapeutic applications. A critical component of our adult stem cell collection, processing and storage services relating to the VSELTM technology and other potential stem cell technologies could therefore be the utilization of stem cell expansion processes. There are many biotechnology laboratories attempting to develop stem cell expansion technology, but to date stem cell expansion techniques remain very inefficient. There can be no assurance that such technology will be effective or available at all. The failure of cost effective and reliable expansion technologies to become available could severely limit the commercial opportunities of our VSELTM technology programs and other potential stem cell technologies and limit our business prospects, which could have a material adverse effect on our business, operating results and financial condition.

Moreover, stem cell collection techniques are rapidly developing and could undergo significant change in the future. Such rapid technological development could result in our technologies, becoming obsolete. Successful biotechnology development in general is highly uncertain and is dependent on numerous factors, many of which are beyond our control. While our VSELTM technology and other stem cell technologies appear promising, such technologies may fail to be successfully commercialized for numerous reasons, including, but not limited to, competing technologies for the same indication. There can be no assurance that we will be able to develop a commercially successful therapeutic application for this technology or other potential stem cell technologies.

Our research and development activities using adult stem cells in therapeutic indications present additional risks.

Our research and development activities relating to our VSELTM technology and other populations of adult stem cells are subject to many of the same risks as our adult stem cell collection, processing and storage business, and additional risks related to requirements for preclinical and clinical testing by regulatory authorities including the United States Food and Drug Administration, or FDA, to demonstrate the safety and efficacy of the underlying therapy. The development of new drugs and therapies is often a long, expensive and difficult process and most attempts fail. Our VSELTM technology is in the very early stages of development and will require many steps, tests and processes before we will be able to commence clinical testing in humans. There can be no assurance that a biologics license application, or BLA, with the FDA will not be required for our VSELTM technology or our other stem cell technologies. The approval process for a BLA can take years, require human clinical trials and cost several million dollars. There also can be no assurance that we independently, or through collaborations, will successfully develop, commercialize or market our VSELTM technology or other stem cells for any therapeutic indication. Should we fail to develop our VSELTM technology or other adult stem cell technologies pursued by us, our business prospects, operating results and financial condition will be materially and adversely affected.

Technological and medical developments or improvements in conventional therapies could render the use of stem cells and our services and planned products obsolete.

Advances in other treatment methods or in disease prevention techniques could significantly reduce or entirely eliminate the need for our stem cell services, planned products and therapeutic efforts. Additionally, technological or medical developments may materially alter the commercial viability of our technology or services, and require us to incur significant costs to replace or modify equipment in which we have a substantial investment. In either event, we may experience a material adverse effect on our business, operating result and financial condition.

If safety problems are encountered by us or others developing new stem cell-based therapies, our stem cell initiatives could be materially and adversely affected.

The use of stem cells for therapeutic indications is still in the very early stages of development. If an adverse event occurs during clinical trials related to one of our product candidates or those of others, the FDA and other regulatory authorities may halt our clinical trials or require additional studies. The occurrence of any of these events would delay, and increase the cost of, our product development and may render the commercialization of our product candidates impractical or impossible.

Future therapies using adult stem cells may not develop, and demand for adult stem cell collection, processing and storage may never develop.

The value of our stem cell collection, processing and storage business and our development programs could be significantly impaired, and our ability to become profitable and continue our business could be materially and adversely affected, if adult stem cell therapies under development by us or by others to treat disease are not proven effective, demonstrate unacceptable risks or side effects or, where required, fail to receive regulatory approval. The therapeutic application of stem cells to treat serious diseases is currently being explored using adult stem cells like those that are the focus of our business, as well as embryonic stem cells. Cells collected and used for the same individual are referred to as autologous cells and those collected from an individual who is not the user of the cells are referred to as allogeneic cells. To our knowledge, the only allowed therapeutic use of stem cells in the U.S., other than in connection with clinical trials, involves hematopoietic stem cell transplants to treat certain types of blood-based cancers (hematopoietic stem cells are the stem cells from which all blood cells are made). No other stem cell therapeutic products have received regulatory approval for sale in the U.S. While stem cell-based therapy has been reported to be susceptible to various risks, including some undesirable side effects and immune system responses, these problems have been primarily associated with allogeneic use. Inadequate therapeutic efficacy also is a risk that may prevent or limit approval or commercial use of adult stem cells, whether for autologous use or allogeneic use. In addition, the time and cost necessary to complete the clinical development and to obtain regulatory approval of new therapies using stems cells are expected to be significant.

Side effects or limitations of our stem cell collection process or a failure in the performance of the cryopreservation storage facility or systems of our service providers could harm our reputation and business.

Customers may experience adverse outcomes from our adult stem cell collection and storage process. These include: (i) the possibility of an infection acquired from the aphereis process, which is the process of extracting stem cells from a patient’s whole blood and it is an integral part of our collection process; (ii) collection of insufficient quantities of stem cells for therapeutic applications; (iii) failure of the equipment supporting our cryopreservation storage service to function properly and thus maintain a supply of usable adult stem cells; and (iv) specimen damage, including contamination or loss in transit to us. Should any of these events occur, our reputation could be harmed, our operations could be adversely affected and litigation could be filed against us. Our systems and operations are vulnerable to damage or interruption from fire, flood, equipment failure, break-ins, tornadoes and similar events for which we do not have redundant systems or a formal disaster recovery plan. Any claim of adverse side effects or limitations or material disruption in our ability to maintain continued uninterrupted storage systems could have a material adverse effect on our business, operating results and financial condition.

State and other requirements may impact our ability to conduct a profitable collection, processing and storage business for adult stem cells.

Some states impose additional regulation and oversight of clinical laboratories operating within their borders and impose regulatory compliance obligations on out-of-state laboratories providing services to their residents. Many of the states in which we, our strategic partners or members of our collection network engage in collection, processing or storage activities have licensing requirements that must be complied with. Additionally, there may be state regulations impacting the use of blood products that would impact our business. Certain licensing requirements require employment of medical directors and others with certain training and technical backgrounds and there can be no assurance that such individuals can be retained or will remain retained or that the cost of retaining such individuals will not materially and adversely affect our ability to market or perform our services or our ability to do so profitably. There can be no assurance that we, our strategic partners or members of our collection center network will be able to obtain or maintain any necessary licenses required to conduct business in any states or that the cost of compliance will not materially and adversely affect our ability to market or perform our services or our ability to do so profitably.

Our adult stem cell collection, processing and storage business was not contemplated by many existing laws and regulations, and our ongoing compliance, therefore, is subject to interpretation and risk.

Our adult stem cell collection, processing and storage service is not a medical treatment, although it involves medical procedures. Our stem cell-related business is relatively new and is not addressed by many of the regulations applicable to our field. As a result, there is often considerable uncertainty as to the applicability of regulatory requirements. Although we have devoted significant resources to ensuring compliance with those laws that we believe to be applicable, it is possible that regulators may disagree with our interpretations, prompting additional compliance requirements or even enforcement actions.

We believe that the adult stem cells collected, processed and stored through our collection services are properly classified under the FDA’s human cells, tissues and cellular- and tissue-based products, or HCT/P, regulatory paradigm and should not be classified as a medical device, biologic or drug. There can be no assurance that the FDA will not reclassify the adult stem cells collected, processed and stored through our collection services. Any such reclassification could have adverse consequences for us and make it more difficult or expensive for us to conduct our business by requiring regulatory clearance, approval and/or compliance with additional regulatory requirements.

The costs of compliance with such additional requirements or such enforcement may have a material adverse effect on our operations or may require restructuring of our operations or impair our ability to operate profitably.

We may need to obtain regulatory approval before we can market and sell stem cell biomarker screening panels in the U.S.

In the U.S., our planned stem cell biomarker screening panels may be subject to regulation as a medical device by the FDA under the Federal Food, Drug and Cosmetic Act. These domestic regulations govern many of the commercial activities we plan to perform, including the purposes for which our proposed immunodiagnostic assays can be used, the development, testing, labeling, storage and use of our proposed assays with other products, and the manufacturing, advertising, promotion, sales and distribution of our proposed assays for the approved purposes. Compliance with these regulations could prove expensive and time-consuming and render such panels commercially impractical.

Ethical and other concerns surrounding the use of stem cell therapy may negatively impact the public perception of our stem cell services, thereby suppressing demand for our services.

Although our stem cell business pertains to adult stem cells only, and does not involve the more controversial use of embryonic stem cells, the use of adult human stem cells for therapy could give rise to similar ethical, legal and social issues as those associated with embryonic stem cells, which could adversely affect its acceptance by consumers and medical practitioners. Additionally, it is possible that our business could be negatively impacted by any stigma associated with the use of embryonic stem cells if the public fails to appreciate the distinction between adult and embryonic stem cells. Delays in achieving public acceptance may materially and adversely affect the results of our operations and profitability.

The market for services related to the preservation and expansion of stem cells has become increasingly competitive.

Historically, we have faced competition from other established operators of stem cell preservation businesses and providers of stem cell storage services. Today, there is an established and growing market for cord blood stem cell banking. We are also aware of another company with established stem cell banking services that processes and stores stem cells collected from adipose, or fat, tissue. This type of stem cell banking requires harvesting fat by a liposuction procedure. Embryonic stem cells represent yet another alternative to pre-donated and stored adult stem cells. As techniques for expanding stem cells improve, thereby allowing therapeutic doses, the use of embryonic stem cells and other collection techniques of adult stem cells could increase and compete with our services. Finally, we are aware that other technologies are being developed to turn skin cells into cells that behave like embryonic stem cells or to harvest stem cells from the pulp of baby teeth. While these and other approaches remain in early stages of development, they may one day be competitive.

In addition, cord blood banks such as ViaCord or LifebankUSA easily could enter the field of adult stem cell collection because of their processing labs, storage facilities and customer lists. We estimate that there are approximately 43 cord blood banks in the U.S., approximately 28 of which are autologous, meaning that the donor and recipient are the same, and approximately 15 of which are allogeneic, meaning that the donor and recipient are not the same. Hospitals that have transplant centers to serve cancer patients may elect to provide some or all of the services that we provide. We estimate that there are approximately 162 hospitals in the U.S. with stem cell transplant centers. These competitors may have better experience and greater financial marketing, technical and research resources, name recognition, and market presence than we do. In addition, other established companies may enter our markets and compete with us. There can be no assurance that we will be able to compete successfully.

Building market acceptance of our U.S. autologous adult stem cell collection, processing and storage services, may be more costly and take longer than we expect.

The success of our U.S. autologous adult stem cell business depends on continuing and growing market acceptance of our collection, processing and storage services as well as stem cell therapy generally. Increasing the awareness and demand for our services requires expenditures for marketing and education of consumers and medical practitioners who, under present law, must order stem cell collection and treatment on behalf of a potential customer. The time and expense required to educate and to build awareness of our services and their potential benefits and about stem cell therapy in general could significantly delay market acceptance and our ultimate profitability. The successful commercialization of our services will also require that we satisfactorily address the concerns of medical practitioners in order to avoid resistance to recommendations for our services and ultimately reach our potential consumers. No assurances can be given that our business plan and marketing efforts will be successful, that we will be able to commercialize our services, or that there will be market or clinical acceptance of our services by potential customers or physicians, respectively, sufficient to generate any material revenues for us. To date, only a minimal number of collections have been performed at the collection centers in our network.

We operate in a highly regulated environment and may be unable to comply with applicable federal regulations, registrations and approvals.

Since January of 2004, registration with the FDA is required by facilities engaged in the recovery, processing, storage, labeling, packaging or distribution of any HCT/Ps, or the screening or testing of a donor. Any third party retained by us to process our samples must be similarly registered with the FDA and comply with HCT/P regulations. If we, or any third party processors, fail to register or update registration information in a timely way, we will be out of compliance with FDA regulations which could adversely affect our business. The FDA also adopted rules in May 2005 that regulate current Good Tissues Practices, or cGTP. Additionally, adverse events in the field of stem cell therapy that may occur could result in greater governmental regulation of our business, creating increased expenses and potential delays relating to the approval or licensing of any or all of the processes and facilities involved in our stem cell collection and storage services.

We also are subject to state and federal laws regulating the proper disposal of biohazardous materials. Although we believe we are currently in compliance with all such applicable laws, a violation of such laws, or the future enactment of more stringent laws or regulations, could subject us to liability for noncompliance and may require us to incur significant costs.

There can be no assurance that we will be able, or have the resources, to continue to comply with regulations that govern our operations currently, or that we will be able to comply with new regulations that govern our operations, or that the cost of compliance will not materially and adversely affect our ability to market or perform our services or our ability to do so profitably.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires that our business comply with state and federal privacy laws which increase the cost and administrative burden of providing stem cell banking services.

We are subject to state and federal privacy laws related to the protection of our customers’ personal health information and state and federal laws related to the security of such personal health information and other personal data to which we would have access through the provision of our services. Currently, we are obligated to comply with privacy and security standards adopted under HIPAA. Certain of these regulatory obligations will be changing over the next year as a result of amendments to HIPAA under the American Recovery and Reinvestment Act of 2009. Consequently, our compliance burden will increase, and we will be subject to audit and enforcement by the federal government and, in some cases, enforcement by state authorities. We will also be obligated to publicly disclose wrongful disclosures or losses of personal health information. We may be required to spend substantial amounts of time and money to comply with these requirements, any regulations and licensing requirements, as well as any future legislative and regulatory initiatives. Failure by us or our business partners to comply with these or other applicable regulatory requirements or any delay in compliance may result in, among other things, injunctions, operating restrictions, and civil fines and criminal prosecution, a material adverse effect on the marketing and sales of our services and impair our ability to operate profitably or at all.

Our success in developing future stem cell therapies will depend in part on establishing and maintaining effective strategic partnerships and collaborations, which may impose restrictions on our business and subject us to additional regulation.

A key aspect of our business strategy is to establish strategic relationships in order to gain access to critical supplies, to expand or complement our research and development or commercialization capabilities, and to reduce the cost of research and development. There can be no assurance that we will enter into such relationships, that the arrangements will be on favorable terms or that such relationships will be successful. If any of our research partners terminate their relationship with us or fail to perform their obligations in a timely manner, our research and development activities or commercialization of our services may be substantially impaired or delayed.

Relationships with licensed professionals such as physicians may be subject to state and federal laws restricting the referral of business, prohibiting certain payments to physicians, or otherwise limiting such collaborations. If our services become approved for reimbursement by government or private insurers, we could be subject to additional regulation and perhaps additional limitations on our ability to structure relationships with physicians. Additionally, state regulators may impose restrictions on the business activities and relationships of licensed physicians or other licensed professionals. For example, many states restrict or prohibit the employment of licensed physicians by for-profit corporations, or the “corporate practice of medicine.” If we fail to structure our relationships with physicians in accordance with applicable laws or other regulatory requirements it could have a material adverse effect on our business. Even if we do enter into these arrangements, we may not be able to maintain these relationships or establish new ones in the future on acceptable terms.

We are dependent on relationships with third parties to conduct our business.

Apheresis is the process through which stem cells are extracted from a patient’s whole blood and it is an integral part of our collection process. Our process involves the injection of a “mobilizing agent” which causes the stem cells to migrate from the bone marrow into the blood stream. The injection of this mobilizing agent is an integral part of the collection process. There is currently only one supplier of this mobilizing agent, called Neupogen®. Although we continue to explore alternative mobilizing agents and methods of stem cell collection, there can be no assurance that any alternative mobilizing agents will be available or alternative methods will prove to be successful. In the event that our supplier is unable or unwilling to continue to supply the mobilizing agent to us on commercially reasonable terms, and we are unable to identify alternative methods or find substitute suppliers on commercially reasonable terms, we may not be able to successfully commercialize our business. In addition, we are currently using only one outside apheresis provider though we are currently pursuing other opportunities. Although other third parties, including the centers themselves, subject to appropriate licensure, are capable of providing apheresis services, any disruption in the provision of this service would cause a delay in the delivery of our services. Our failure to maintain relationships with these third parties or the failure of such parties to provide quality contracted services would have a material adverse impact on our business.

We are dependent upon our management, scientific and medical personnel and we may have difficulty attracting or retaining qualified personnel.

Our performance and success are dependent upon the efforts and abilities of our management, and medical and scientific personnel. Furthermore, our growth will require hiring a significant number of qualified technical, commercial, business and administrative personnel. If we are unable to attract and retain the qualified personnel necessary to develop our business, perform contractual obligations under our University of Louisville and other license agreements and maintain appropriate licensure, on acceptable terms, we may not be able to sustain our operations or achieve our commercialization and other business objectives and we may fail to grow or sustain our business as a going concern.

There is significant uncertainty about the validity and permissible scope of patents in the biotechnological industry and we may not be able to obtain patent protection.

We own or hold exclusive rights to one patent and own or hold exclusive rights to fourteen filed patent applications related to our products and technologies. Given the nature of our therapeutic programs, our patents cover methods of isolating, storing and using stem cells, including very small embryonic stem cells. There can be no assurance that the patent applications to which we hold rights will result in the issuance of patents, or that any patents issued or licensed to us will not be challenged and held to be invalid or of a scope of coverage that is different from what we believe the patent’s scope to be. Our success will depend, in part, on whether we can: obtain patents to protect our own products and technologies; obtain licenses to use the technologies of third parties if necessary, which may be protected by patents; and protect our trade secrets and know-how. Our inability to obtain and rely upon patents essential to our business may have a material adverse effect on our business, operating results and financial condition.

We may be unable to protect our intellectual property from infringement by third parties.

Despite our efforts to protect our intellectual property, third parties may infringe or misappropriate our intellectual property. Our competitors may also independently develop similar technology, duplicate our processes or services or design around our intellectual property rights. We may have to litigate to enforce and protect our intellectual property rights to determine their scope, validity or enforceability. Intellectual property litigation is costly, time-consuming, diverts the attention of management and technical personnel and could result in substantial uncertainty regarding our future viability. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection would limit our ability to develop or market our services in the future. This would also likely have an adverse effect on the revenues generated by any sale or license of such intellectual property. Furthermore, any public announcements related to such litigation or regulatory proceedings could adversely affect the price of our common stock.

Third parties may claim that we infringe on their intellectual property.

We may be subject to costly litigation in the event our technology is claimed to infringe upon the proprietary rights of others. Third parties may have, or may eventually be issued, patents that would be infringed by our technology. Any of these third parties could make a claim of infringement against us with respect to our technology. We may also be subject to claims by third parties for breach of copyright, trademark or license usage rights. Litigation and patent interference proceedings could result in substantial expense to us and significant diversion of efforts by our technical and management personnel. An adverse determination in any such proceeding or in patent litigation could subject us to significant liabilities to third parties or require us to seek licenses from third parties. Such licenses may not be available on acceptable terms or at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from commercializing our products, which would have a material adverse affect on our business, operating results and financial condition.

We may be unable to maintain our licenses, patents or other intellectual property and could lose important protections that are material to continuing our operations and growth and our ability to achieve profitability.

Our license agreement with the University of Louisville and other license agreements require us to pay license fees, royalties and milestone payments and fees for patent filings and applications. Obtaining and maintaining patent protection and licensing rights also depends, in part, on our ability to pay the applicable filing and maintenance fees. Our failure to meet financial obligations under our license agreements in a timely manner or our non-payment or delay in payment of our patent fees, could result in the loss of some or all of our rights to proprietary technology or the inability to secure or enforce intellectual property protection. Additionally, our license agreements require us to meet certain diligence obligations in the development of the licensed products.  Our failure to meet these diligence obligations under our license agreements could result in the loss of some or all of our rights under the license agreements.  The loss of any or all of our intellectual property rights could materially limit our ability to develop and/or market our services, which would materially and adversely affect our business, operating results and financial condition.

Our inability to obtain reimbursement for our therapies from private or governmental insurers, could negatively impact demand for our services.

Successful sales of health care services and products generally depends, in part, upon the availability and amounts of reimbursement from third party healthcare payor organizations, including government agencies, private healthcare insurers and other healthcare payors, such as health maintenance organizations and self-insured employee plans. Uncertainty exists as to the availability of reimbursement for new therapies such as stem cell-based therapies. There can be no assurance that such reimbursement will be available in the future at all or without substantial delay or, if such reimbursement is provided, that the approved reimbursement amounts will be sufficient to support demand for our services at a level that will be profitable.

Our insurance may not be adequate to cover all claims or losses.

We expect to have insurance coverage against operating risks, including product liability claims and personal injury claims related to our products and services, but no assurance can be given that the nature and amount of that insurance will be sufficient to fully indemnify us against liabilities arising out of pending and future claims and litigation or available on terms acceptable to us. This insurance has deductibles or self-insured retentions and contains certain coverage exclusions. The insurance may not provide complete protection against losses and risks, and our results of operations and financial condition could be materially and adversely affected by unexpected claims not covered by insurance.

We have received an informal request for documents in connection with an SEC investigation of a third party matter, and there is no assurance that the SEC will not take action against us.

In connection with the SEC’s investigation of a matter regarding an unaffiliated third party, we have received an informal request from the SEC, dated December 23, 2008, for the voluntary production of documents and information concerning the issuance, distribution, registration, purchase, sale and/or offer to sell our securities from January 1, 2007. The third party served as the lead underwriter of our public offering that was consummated in August 2007. We are cooperating fully with the SEC’s request. There has been no indication to date that we are a target of the investigation. The SEC letter stated that the request should not be construed as an indication by the SEC or its staff that any violation of the federal securities laws has occurred, nor should it be considered a reflection upon any person, entity or security, but that there is no assurance that the SEC will not take any action against us. A determination by the SEC to take action against us could be costly and time consuming, could divert the efforts and attention of our directors, officers and employees from the operation of our business and could result in sanctions against us, any or all of which could have a material adverse effect on our business and operating results.

Risks Related to the Acquisition of Our Interest in Erye

Erye has a limited history of earnings.

Erye’s continued growth and profitability depends on stabilizing and streamlining its operations, relocating to a new factory that is now under construction, continuing research and development for new drug products and expanding its sales network for drug distribution. The failure of Erye to be profitable could materially and adversely affect its and our operating results, financial condition and ability to continue as a going concern.

We may not be able to successfully integrate Erye into our business.

Our U.S. based management team has limited experience in purchasing and integrating new businesses in China. Our failure to successfully complete the integration of Erye could have a material adverse affect on our business, operating results and financial condition by reason of our failure to realize a sufficient benefit and financial return on capital expended in connection with the acquisition.

We expect to realize increased revenues and market penetration in Erye’s product areas as a result of the acquisition of our interest in Erye. Achievement of these expected benefits will depend, in part, on how we manage the integration of the Erye business into our operations. If we are unsuccessful in integrating the Erye business in a cost-effective manner, we may not realize the expected benefits of the acquisition and our business, operating results and financial condition may be materially and adversely affected.

CBH and/or its affiliates may have had unknown liabilities that now may be deemed to be liabilities of NeoStem or its merger subsidiary as a result of the Merger.

There may have been liabilities of CBH and/or its affiliates that were unknown at the time of the Merger. As a result of the Merger, any such unknown liabilities may be deemed to be liabilities of NeoStem or our merger subsidiary. In the event any such liability becomes known, it may lead to claims against us or our subsidiary including, but not limited to, lawsuits, administrative proceedings, and other claims. Any such liabilities may subject us to increased expenses for attorneys’ fees, fines and litigation and expenses associated with any subsequent settlements or judgments. There can be no assurance that such unknown liabilities do not exist. To the extent that such liabilities become known, any such liability-related expenses may materially and adversely affect our profitability, operating results and financial condition.

Erye, and we as the owner of a controlling ownership interest in Erye, may be subject to tax liability as a result of the transfer of real estate assets from Erye to EET.

Prior to the closing of the Merger, CBH was required to cause Erye to transfer certain real estate assets to EET, or the Split with a leaseback to Erye, the transfer of which may be deemed a taxable event under PRC tax laws. EET has agreed to indemnify Erye and us against any tax liability that may result from such transfer of real estate assets. However, should such transfer of real estate assets be ultimately determined to be taxable, there is a risk that if EET will be unable or unwilling to pay the resultant tax liability pursuant to EET’s indemnification obligations, we would bear the liability to pay such tax liability, which could materially and adversely affect our business operating results and financial condition.

Demand for Erye’s existing pharmaceutical products may not experience significant growth and new product candidates and technologies we may develop or license may fail to obtain regulatory approval and market acceptance.

We cannot accurately predict the future growth rate or the size of the markets for our pharmaceutical products and technologies in China. The expansion of these markets depends on a number of factors, such as:

•	the cost, performance and reliability of the products and technologies being offered, as compared to the products/technologies offered by competitors;

•	customers’ perceptions regarding the benefits of the products and technologies;

•	public perceptions regarding the use of the products and technologies;

•	customers’ satisfaction with the products and technologies; and

▪	marketing efforts and publicity regarding the products and technologies.

The acquisition of our interest in Erye is intended to provide us with a stable yet growing business from which to launch new pharmaceutical drugs and other products in China. Should Erye fail to perform as expected, our business and results of operations will be materially and adversely affected and our ability to raise capital and continue as a going concern will be impaired.

Our ability to manage Erye’s business will be limited.

Pursuant to the Joint Venture Agreement, Erye’s board of directors is comprised of two individuals designated by EET and three individuals designated by us; provided, however, that one of the positions designated by us is to be the member of our board of directors designated by EET. The affirmative vote of at least 75% of all of the Erye board of directors is required for all major decisions, including decisions related to corporate transactions, changes in capital structure, and the material business strategy, operations and development of Erye. In addition, under PRC law, an affirmative vote of 100% of Erye’s board of directors is required to approve certain material matters of Erye such as the increase or decrease of its registered capital, a merger or spinoff of Erye, any amendment to its articles of association, and the termination and dissolution of Erye. We currently own only a 51% interest in Erye. Accordingly, in view of these provisions, we may have limited ability to exercise control over Erye’s business strategy, operations and development. Since many of Erye’s officers will reside in China and most of our executive officers reside in the U.S., Erye’s officers will manage the day-to-day operations of Erye with only limited participation from our executive officers.

Some terms of the Joint Venture Agreement limit our ability to consummate future acquisitions and investments in chemical drug manufacturing companies, which could limit our growth.

Pursuant to the terms of the Erye Joint Venture Agreement, prior to making an investment in any other chemical drug manufacturing company that competes directly with the business of Erye, we must obtain Eyre’s approval. In addition, we are obligated to consult with Erye prior to introducing any new small molecule drug in China to determine whether it can be produced less expensively or more efficiently by Erye. There can be no assurance that Erye will provide such approvals for acquisitions or new products, which could materially and adversely affect the growth of our business in China, our operating results and our financial condition.

An amendment to the Joint Venture Agreement may be required for a loan  to Erye, and the effectiveness of which is subject to approval by PRC government authorities.

If we make a loan to Erye or the joint venture for the purpose of funding a portion of the cost to complete equipping and Erye’s relocation to Erye’s new production facility, an amendment to the Joint Venture Agreement may be required in order to provide for the use and repayment of such funds. The amendment cannot become effective until it is approved by Jiangsin Provincial Bureau of Foreign Trade and Economic Cooperation and by any other PRC governmental authority approving the Joint Venture Agreement. Any delay in obtaining such approval(s) or material amendments to the terms of the amendment to the Joint Venture Agreement, or taxes or other payments imposed by the PRC government authorities as a condition to approval may delay or diminish our realization of benefits of such funding, which could delay Erye’s relocation and have a material adverse effect on our business, operating results and financial condition.

The transactions related to the Merger may not have received all necessary PRC governmental approvals.

Prior to the closing of the Merger, CBH was required to cause Erye to transfer certain real estate assets to EET, or the Split.The Split has been approved by Jiangsin Provincial Bureau of Foreign Trade and Economic Cooperation, or the JPBFTEC, and the amended Articles of Association and the amended Joint Venture Agreement have also been approved by the JPBFTSC in principle. While we believe that we have complied with applicable PRC laws and sought all requisite approvals with respect to the transactions related to the Merger (including, but not limited to, the Split and the amendments to both the Articles of Association and the Joint Venture Agreement), in light of the uncertainty of PRC laws in this area, no assurance can be given that all required filings have been made  or that PRC authorities will not take a contrary view, any of which events could have a material adverse effect on our business, operating results and financial condition.

Eyre’s success is dependent upon its ability to establish and maintain its intellectual property rights.

Erye’s success depends, in part, on its ability to protect its current and future technologies and products and to defend its intellectual property rights. If it fails to protect its intellectual property adequately, competitors may manufacture and market products similar to Erye’s. Some patent applications in China are maintained in secrecy until the patent is issued. Because the publication of discoveries tends to follow their actual discovery by many months, Erye may not be the first to invent, or file patent applications on any of its discoveries. Patents may not be issued with respect to any of Erye’s patent applications and existing or future patents issued to or licensed by Erye may not provide competitive advantages for its products. Patents that are issued may be challenged, invalidated or circumvented by its competitors. Furthermore, Erye’s patent rights may not prevent its competitors from developing, using or commercializing products that are similar or functionally equivalent to Erye’s products.

Erye also relies on trade secrets, non-patented proprietary expertise and continuing technological innovation that it seeks to protect, in part, by entering into confidentiality agreements with licensees, suppliers, employees and consultants. These agreements may be breached and there may not be adequate remedies in the event of a breach. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. Moreover, Erye’s trade secrets and proprietary technology may otherwise become known or be independently developed by its competitors. If patents are not issued with respect to products arising from research, Erye may not be able to maintain the confidentiality of information relating to these products.

In the PRC, there has been substantial litigation in the pharmaceutical industry with respect to the manufacturing, use and sale of new products. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. Erye may be required to commence or defend against charges relating to the infringement of patent or proprietary rights. Any such litigation could: (i) require Erye to incur substantial expense, even if it is insured or successful in the litigation; (ii) require Erye to divert significant time and effort of its technical and management personnel; (iii) result in the loss of its rights to develop or make certain products; and (iv) require Erye to pay substantial monetary damages or royalties in order to license proprietary rights from third parties.

An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent Erye from manufacturing and selling some of its products or increase its costs to market these products, which could have a material adverse affect on its and our business, operating results and financial condition.

In addition, when seeking regulatory approval for some of its products, Erye is required to certify to regulatory authorities, including the SFDA, that such products do not infringe upon third party patent rights. Filing a certification against a patent gives the patent holder the right to bring a patent infringement lawsuit against Erye. Any lawsuit regarding a particular product could delay, or result in a denial of, regulatory approval by the SFDA. A claim of infringement and the resulting delay could result in substantial expenses and even prevent Erye from manufacturing and selling certain of its products, which also could have a material adverse effect on its and our business, operating results and financial condition.

Erye’s launch of a product prior to a final court decision or the expiration of a patent held by a third party can expose Erye to a claim of substantial damages. Depending upon the circumstances, a court may award the patent holder damages equal to three times its loss of income. If Erye is found to have infringed a patent held by a third party and become subject to such treble damages, these damages could have a material adverse effect on its and our operating results and financial condition.

Erye’s insurance may not cover all risks or losses related to its drugs, products and services.

Any of Erye’s products or services may be defective, ineffective or cause dangerous side effects and, in certain cases, even fatality, and lead to claims in excess of the insurance maintained by Erye and us. Uninsured losses could materially and adversely affect our operating results and financial condition.

The business of Erye is conducted in a highly competitive industry.

Erye’s pharmaceutical products consist primarily of prescription antibiotics and active pharmaceutical intermediates, or APIs, which are chemicals used to manufacture pharmaceutical products. The market in China for these products is highly competitive and subject to regulation by the SFDA.

Erye competes in a large market with many competitors, particularly in the area of oral antibiotics. Many of its competitors are more established than Erye, and have significantly greater financial, technical, marketing and other resources Erye. Some of Erye’s competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. There can be no assurances that Erye will be able to compete successfully.

Many of Erye’s current products are prescription antibiotics that it sells through distributors, in many cases to state-controlled and private hospitals.

State-controlled and private hospitals are the primary users for many of Erye’s current products. The prices paid by such hospitals and the timing of payment for products purchased are, to a large extent, dependent on government policy, which is susceptible to change. Accordingly, there can be no assurance that Erye’s pricing structure for many of its products or the timing of the revenues from the sales of those products will continue. A change in government policy resulting in a reduction to the prices for any of Erye’s injectible antibiotics, or the timing of payment for products purchased, could have a material adverse effect on Erye’s, and our, results of operations and financial condition. Despite the above, payment is typically received by Erye at the time of sale to the distributor.

Price control regulations may decrease our profitability.

The list of medications eligible for reimbursement as well as the prices at which they are reimbursed are controlled by the PRC government, and are subject to control by the relevant state or provincial price administration authorities. In practice, price control with respect to these medicines sets a ceiling on their retail price. The actual price of such medicines set by manufacturers, wholesalers and retailers cannot historically exceed the price ceiling imposed by applicable government price control regulations. Although, as a general matter, government price control regulations have resulted in drug prices tending to decline over time, there has been no predictable pattern for such decreases. Such price controls, especially downward price adjustment, may negatively affect the revenue and profitability of Erye and, consequently, our revenue and profitability.

The bidding process with respect to the purchase of pharmaceutical products may lead to reduced revenue.

PRC regulations require non-profit medical organizations established in China to implement bidding procedures for the purchase of drugs. It is intended that the implementation of a bidding purchase system will be extended gradually and will cover, among other drugs, those drugs consumed in large volume and commonly used for clinical uses. Pharmaceutical wholesalers must have the due authorization of the pharmaceutical manufacturers in order to participate in the bidding process. If, for the purpose of reducing the bidding price, pharmaceutical manufacturers participate in the bidding process on their own and enter into purchase and sales contracts with medical organizations directly without authorizing a pharmaceutical distributor, the revenue of Erye may be adversely affected.

Erye’s activities related to research, development and marketing new drugs have inherent risks.

Part of Erye’s strategy is to expand its portfolio of drugs and therapies. Our U.S. management team is working with Erye to identify appropriate drug candidates for the Chinese market. The development of a new drug or therapy requires time, financial resources and drug development expertise. There is always a risk that such development efforts will prove unsuccessful. There also is a risk that any new drugs and technologies developed by Erye may not be compatible with market needs, may be too expensive or may face competition. Because markets for drugs differ geographically within China, Erye must develop and manufacture its products to target specific markets to ensure product sales. Erye’s growth and survival will depend on its ability to develop and commercialize new products and effectively market those products. If its efforts are unsuccessful, its and our business, operating results and financial conditions will be materially and adversely affected.

Erye’s success depends on its ability to retain key personnel and manage its growth.

Erye’s business is dependent on certain of their key management and technological personnel. The departure of any of such key personnel may seriously disrupt and harm Erye’s operations, business and the implementation of Erye’s business plan. There can be no assurance that Erye can be successful in retaining them or replacing any personnel without delay in the event of a departure. Given Eyre’s plans for growth, it will need to attract and retain new executives. The inability to achieve, maintain and manage growth could have a material adverse effect on Eyre’s and our business, operating results and financial condition and our ability to continue as a going concern.

Risks Related to Doing Business in China

Our operations are subject to risks associated with emerging markets.

The Chinese economy is not well established and is only recently emerging and growing as a significant market for consumer goods and services. Accordingly, there is no assurance that the market will continue to grow. Perceived risks associated with investing in China, or a general disruption in the development of China’s markets could materially and adversely affect the business, operating results and financial condition of Erye and us.

A significant portion of our assets is located in the PRC, and investors may not be able to enforce federal securities laws or their other legal rights.

A substantial portion of our assets is located in the PRC. As a result, it may be difficult for investors in the U.S. to enforce their legal rights, to effect service of process upon certain of our directors or officers or to enforce judgments of U.S. courts predicated upon civil liabilities and criminal penalties against our directors and officers located outside of the U.S.

The PRC government has the ability to exercise significant influence and control over our operations in China.

In recent years, the PRC government has implemented measures for economic reform, the reduction of state ownership of productive assets and the establishment of corporate governance practices in business enterprises. However, many productive assets in China are still owned by the PRC government. In addition, the government continues to play a significant role in regulating industrial development by imposing business regulations. It also exercises significant control over the country’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

There can be no assurance that China’s economic, political or legal systems will not develop in a way that becomes detrimental to our business, results of operations and financial condition. Our activities may be materially and adversely affected by changes in China’s economic and social conditions and by changes in the policies of the government, such as measures to control inflation, changes in the rates or method of taxation and the imposition of additional restrictions on currency conversion.

Additional factors that we may experience in connection with having operations in China that may adversely affect our business and results of operations include:

•	our inability to enforce or obtain a remedy under any material agreements;
•	PRC restrictions on foreign investment that could impair our ability to conduct our business or acquire or contract with other entities in the future;
•	restrictions on currency exchange that may limit our ability to use cash flow most effectively or to repatriate our investment;
•	restrictions on currency exchange that may limit our ability to use cash flow most effectively or to repatriate our investment;
▪	fluctuations in currency values;
▪	cultural, language and managerial differences that may reduce our overall performance; and
▪	political instability in China.

Cultural, language and managerial differences may adversely affect of our overall performance.

While Chinese mergers and acquisitions activity is increasing in frequency, assimilating cultural, language and managerial differences remains problematic. Personnel issues may develop as we endeavor to consolidate management teams from different cultural backgrounds. In addition, errors arising through language translations may cause miscommunications relating to material information. These factors may make the management of our operations in China more difficult. Should we be unable to coordinate the efforts of our U.S.-based management team with our China-based management team, our business, operating results and financial condition could be materially and adversely affected.

We may not be able to enforce our rights in China.

China’s legal and judicial system may negatively impact foreign investors. The legal system in China is evolving rapidly, and enforcement of laws is inconsistent. It may be impossible to obtain swift and equitable enforcement of laws or enforcement of the judgment of one court by a court of another jurisdiction. China’s legal system is based on civil law or written statutes and a decision by one judge does not set a legal precedent that must be followed by judges in other cases. In addition, the interpretation of Chinese laws may vary to reflect domestic political changes.

There are substantial uncertainties regarding the interpretation and application to our business of PRC laws and regulations, since many of the rules and regulations that companies face in China are not made public. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that apply to future businesses may be applied retroactively to existing businesses. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business.

The laws of China are likely to govern many of our material agreements, including, without limitation the Joint Venture Agreement. We cannot assure you that we will be able to enforce our interests or our material agreements or that expected remedies will be available. The inability to enforce or obtain a remedy under any of our future agreements may have a material adverse impact on our operations.

Our businesses in China are subject to government regulation that limit or prohibit direct foreign investment, limiting our ability to control these businesses, as well as our ability to pursue new ventures and expand further into the Chinese market.

The PRC government has imposed regulations in various industries, including medical research and the stem cell business, that limit foreign investors’ equity ownership or prohibit foreign investments altogether in companies that operate in such industries. As a result, our ability to control our existing China-based businesses as well as pursue new ventures and expand further into the Chinese market may be limited.

If new laws or regulations or policies forbid foreign investment in industries in which we want to expand or complete a business combination, they could severely impair our ability to grow our business. Additionally, if the relevant Chinese authorities find us or such business combination to be in violation of any laws or regulations, they would have broad discretion in dealing with such violation, including, without limitation: (i) levying fines; (ii) revoking our business and other licenses; (iii) requiring that we restructure our ownership or operations; and (iv) requiring that we discontinue any portion or all of our business. Accordingly, any of these regulations or violations could have a material adverse effect on our business, operating results and financial condition.

The import into China or export from China of technology relating to stem cell therapy may be prohibited or restricted.

The Chinese Ministry of Commerce, or MOFCOM, and Ministry of Science and Technology of China, or MOST, jointly publish the Catalogue of Technologies the Export of which from China is Prohibited or Restricted, and the Catalogue of Technologies the Import of which into China Prohibited or Restricted. Stem cell-related technologies are not listed in the current versions of these catalogues, and therefore their import or export should not be forbidden or require the approval of MOFCOM and MOST. However, these catalogues are subject to revision and, as the PRC authorities develop policies concerning stem cell technologies, it is possible that the categories would be amended or updated should the PRC government want to regulate the export or import of stem cell related technologies to protect material state interests or for other reasons. Should the catalogues be updated so as to bring any activities of the planned stem cell processing, storage and manufacturing operation in Beijing and related research and development activities under their purview, any such limitations or restrictions imposed on the operations and related activities could materially and adversely affect our business, financial condition and results of operations.

Our business in China may be adversely affected by inaccurate claims about our technology.

We recently learned of an effort by a principal of Shandong New Medicine Research Institute of Integrated Traditional and Western Medicine Limited Liability Company, or Shandong New Medicine, to promote our VSELTM technology as his own in China. While we have no reason to believe that Shandong New Medicine or such person has any VSELTM technology or has access to or use of any of our proprietary information, we are analyzing the available facts and circumstances and have initiated and are reviewing additional appropriate legal remedies in the U.S. and abroad. We cannot determine at this time what effect, if any, such actions by Shandong New Medicine or its principal will have on our reputation in China.

The PRC government does not permit direct foreign investment in stem cell research and development businesses. Accordingly, we operate these businesses through local companies with which we have contractual relationships but in which we do not have controlling equity ownership.

PRC regulations prevent foreign companies from directly engaging in stem cell-related research, development and commercial applications in China. Therefore, to perform these activities, we operate our current stem cell-related business in China through two domestic variable interest entities, or VIEs: Qingdao Niao Bio-Technology Ltd., or Qingdao Niao, and Beijing Ruijieao Bio-Technology Ltd., or Beijing Ruijieao, each a Chinese domestic company controlled by the Chinese employees of NeoStem (China), Inc., our wholly foreign-owned entity, or the WFOE, through various business agreements, referred to, collectively, as the VIE documents. We control these companies and operate these businesses through contractual arrangements with the companies and their individual owners, but we have no direct equity ownership or control over these companies. Our contractual arrangements may not be as effective in providing control over these entities as direct ownership. For example, the VIEs could fail to take actions required for our business or fail to conduct business in the manner we desire despite their contractual obligation to do so. These companies are able to transact business with parties not affiliated with us. If these companies fail to perform under their agreements with us, we may have to rely on legal remedies under PRC law, which may not be effective. In addition, we cannot be certain that the individual equity owners of the VIEs would always act in our best interests, especially if they have no other relationship with us.

Although other foreign companies have used WFOEs and VIE structures similar to ours and such arrangements are not uncommon in connection with business operations of foreign companies in China in industry sectors in which foreign direct investments are limited or prohibited, the application of a VIE structure to control companies in a sector in which foreign direct investment is specifically prohibited carries increased risks.

For example, if our structure is deemed in violation of PRC law, the PRC government could revoke the business license of the WFOE, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our business, corporate structure or operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us. We may also encounter difficulties in enforcing related contracts. Any of these events could materially and adversely affect our business, operating results and financial condition.

Due to the relationship between the WFOE and the VIEs, the PRC tax authorities may challenge our VIE structure, including the transfer prices used for related party transactions among our entities in China.

Substantially all profits generated from the VIEs will be paid to the WFOE in China through related party transactions under contractual agreements. We believe that the terms of these contractual agreements are in compliance with the laws in China. However, the tax authorities in China have not examined these contractual agreements. Due to the uncertainties surrounding the interpretation of the transfer pricing rules relating to related party transactions in China, it is possible that the tax authorities in China could challenge the transfer prices that we will use for related party transactions among our entities in China and this could increase our tax liabilities and diminish the profitability of our business in China, which would materially and adversely affect our operating results and financial condition.

We expect to rely, in part, on dividends paid by our WFOE and/or Erye to supply cash flow for our U.S. business, and statutory or contractual restrictions may limit their ability to pay dividends to us.

We expect to rely partly on dividends paid to us under the Joint Venture Agreement, attributable to our 51% ownership interest in Erye, to meet our future cash needs. However, there can be no assurance that the WFOE in China will receive payments uninterrupted or at all as arranged under our contracts with the VIEs. In addition, pursuant to the Joint Venture Agreement that governs the ownership and management of Erye, for the next three years: (i) 49% of undistributed profits (after tax) will be distributed to EET and loaned back to Erye for use in connection with its construction of the new Erye facility; (ii) 45% of the net profit after tax will be provided to Erye as part of the new facility construction fund, which will be characterized as paid-in capital for our 51% interest in Erye; and (iii) only 6% of the net profit will be distributed to us directly for our operating expenses.

The payment of dividends by entities organized under PRC law to non-PRC entities is subject to limitations. Regulations in the PRC currently permit payment of dividends by our WFOE and Erye only out of accumulated distributable earnings, if any, as determined in accordance with accounting standards and regulations in China. Moreover, our WFOE and Erye will be required to set aside a certain percentage of their accumulated after-tax profit each year, if any, to fund certain mandated reserve funds (for our WFOE, such percentage is at least 10% each year until its reserves have reached at least 50% of its registered capital), and these reserves are not payable or distributable as cash dividends. In addition, Erye is also required to reserve a portion of its after-tax profits for its employee welfare and bonus fund, the amount of which is subject to the discretion of the Erye board of directors. In addition, if Erye incurs debt on its own behalf in the future, the instruments governing the debt may restrict Erye’s or the joint venture’s ability to pay dividends or make other distributions to us. This may diminish the cash flow we receive from Erye’s operations, which would have a material adverse effect on our business, operating results and financial condition.

Restrictions on currency exchange may limit our ability to utilize our cash flow effectively.

Our interests in China will be subject to China’s rules and regulations on currency conversion. In particular, the initial capitalization and operating expenses of the two VIEs are funded by our WFOE. In China, the State Administration for Foreign Exchange, or the SAFE, regulates the conversion of the Chinese Renminbi into foreign currencies. Currently, foreign investment enterprises are required to apply to the SAFE for Foreign Exchange Registration Certificates, or IC Cards of Enterprises with Foreign Investment. Foreign investment enterprises holding such registration certificates, which must be renewed annually, are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency translation within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investments, loans, and securities, require approval of the SAFE. According to the Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues Concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-invested Enterprises promulgated on August 29, 2008, or the SAFE Notice 142, to apply to a bank for settlement of foreign currency capital, a foreign invested enterprise shall submit the documents certifying the uses of the RMB funds from the settlement of foreign currency capital and a detailed checklist on use of the RMB funds from the last settlement of foreign currency capital. It is stipulated that only if the funds for the settlement of foreign currency capital are of an amount not more than US$50,000 and are to be used for enterprise reserve, the above documents may be exempted by the bank. This SAFE Notice 142, along with the recent practice of Chinese banks of restricting foreign currency conversion for fear of “hot money” going into China, have limited and may continue to limit our ability to channel funds to the two VIE entities for their operation. We are exploring options with our PRC counsels and banking institutions in China as to acceptable methods of funding the operation of the two VIEs, including advances from Erye, but there can be no assurance that acceptable funding alternatives will be identified. Further, even if we find an acceptable funding alternative, there can be no assurance that the PRC regulatory authorities will not impose further restrictions on the convertibility of the Chinese currency. Future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our stockholders or to fund operations we may have outside of China, which could materially adversely effect our business and operating results.

Fluctuations in the value of the Renminbi relative to the U.S. dollar could affect our operating results.

We prepare our financial statements in U.S. dollars, while our underlying businesses operate in two currencies, U.S. dollars and Chinese Renminbi. It is anticipated that our Chinese operations will conduct their operations primarily in Renminbi and our U.S. operations will conduct their operations in dollars. At the present time we do not expect to have significant cross currency transactions that will be at risk to foreign currency exchange rates. Nevertheless, the conversion of financial information using a functional currency of Renminbi will be subject to risks related to foreign currency exchange rate fluctuations. The value of Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions and supply and demand in local markets. As we have significant operations in China, and will rely principally on revenues earned in China, any significant revaluation of the Renminbi could materially and adversely affect our financial results. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations.

Beginning in July of 2005, the PRC government changed its policy of pegging the value of Renminbi to the U.S. dollar. Under the new policy, the value of the Renminbi has fluctuated within a narrow and managed band against a basket of certain foreign currencies. However, the Chinese government has come under increasing U.S. and international pressure to revalue the Renminbi or to permit it to trade in a wider band, which many observers believe would lead to substantial appreciation of the Renminbi against the U.S. dollar and other major currencies. There can be no assurance that Renminbi will be stable against the U.S. dollar.

If China imposes economic restrictions to reduce inflation, future economic growth in China could be severely curtailed, reducing the profitability of our operations in China.

Rapid economic growth can lead to growth in the supply of money and rising inflation. If prices for any products or services in China are unable, for any reason, to increase at a rate that is sufficient to compensate for any increase in the costs of supplies, materials or labor, it may have an adverse effect on the profitability of Erye and our operations in China would be adversely affected. In order to control inflation in the past, China has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending and could adopt additional measures to further combat inflation. Such measures could harm the economy generally and hurt our business by (i) limiting the income of our customers available to spend on our products and services, (ii) forcing us to lower our profit margins, and (iii) limiting our ability to obtain credit or other financing to pursue our expansion plans or maintain our business. We cannot predict with any certainty the degree to which our business will be adversely affected by slower economic growth in China.

Erye’s manufacturing operations in China may be adversely affected by changes in PRC government policies regarding ownership of assets and allocation of resources to various industries and companies.

While the PRC government has implemented economic and market reforms, a substantial portion of productive assets in China are still owned by the PRC government. The PRC government also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Should the PRC government change its policies regarding economic growth and private ownership of manufacturing and other assets of Erye, we may be unable to execute our business plan, we may lose rights to certain business assets and our business, operating results and financial condition may be materially harmed.

If there are any adverse public health developments in China, our business and operations may be disrupted and medical tourism in China may decline, which could delay the launch of our stem cell therapies in China.

Any prolonged occurrence of avian flu, severe acute respiratory syndrome, or SARS, or other adverse public health developments in China or other regions where we operate could disrupt our business and have a material adverse effect on our business and operating results. These could include the ability of our personnel to travel or to promote our services within China or in other regions where we operate, as well as temporary closure of our facilities.

Any closures or travel or other operational restrictions would severely disrupt our business operations and adversely affect our results of operations.

If the anticipated growth of medical tourism in China does not occur, or if fewer people travel abroad for the purpose of cosmetic or medical therapies for any reason, including limitations imposed by governmental authorities, we may not achieve our revenue and profit expectations.

One part of our business plan involves launching innovative, safe, and effective adult stem cell-based therapies in China that have not yet been approved in the U.S., to generate sales revenues in advance of obtaining U.S. regulatory approvals. Different countries have different regulatory requirements and pathways resulting in the availability of therapeutics in one market prior to another. This phenomenon has led to the growth of an industry called “medical tourism” where patients travel to foreign locations and receive treatments that have not yet been approved in their home countries.

If the anticipated growth of medical tourism in China does not occur, or if fewer people travel abroad for the purpose of cosmetic or medical therapies for any reason, including limitations imposed by governmental authorities,we may not achieve our revenue and profit expectations. Any setbacks to the implementation of our business plan could materially and adversely affect our business, operating results and financial condition.

China is a developing nation governed by a one-party communist government and susceptible to political, economic, and social upheaval that could disrupt the economy.

China is a developing country governed by a one-party government. China is also a country with an extremely large population, wide income gaps between rich and poor and between urban and rural residents, minority ethnic and religious populations, and growing access to information about the different social, economic, and political systems found in other countries. China has also experienced extremely rapid economic growth over the last decade, and its legal and regulatory systems have had to change rapidly to accommodate this growth. If China experiences political or economic upheaval, labor disruptions or other organized protests, nationalization of private businesses, civil strife, strikes, acts of war and insurrections, this may disrupt China’s economy and could materially and adversely affect our financial performance.

If political relations between China and the U.S. deteriorate, our business in China may be materially and adversely affected.

The relationship between China and the U.S. is subject to periodic tension. Relations may also be compromised if the U.S. becomes a more active advocate of Taiwan or pressures the PRC government regarding its monetary, economic or social policies. Changes in political conditions in China and changes in the state of Sino-U.S. relations are difficult to predict and could adversely affect our operations or financial condition. In addition, because of our involvement in the Chinese market, any deterioration in political relations might cause a public perception in the U.S. or elsewhere that might cause the goods or services we may offer to become less attractive. If any of these events were to occur, it could materially and adversely affect our business, operating results and financial condition.

China’s State Food and Drug Administration’s regulations may limit our ability to develop, license, manufacture and market our products and services.

Some or all of our operations in China will be subject to oversight and regulation by the SFDA. Government regulations, among other things, cover the inspection of and controls over testing, manufacturing, safety and environmental considerations, efficacy, labeling, advertising, promotion, record keeping and sale and distribution of pharmaceutical products. Such government regulations may increase our costs and prevent or delay the licensing, manufacturing and marketing of any of our products or services. In the event we seek to license, manufacture, sell or distribute new products or services, we likely will need approvals from certain government agencies such as the SFDA. The future growth and profitability of any operations in China would be contingent on obtaining the requisite approvals. There can be no assurance that we will obtain such approvals.

In 2004, the SFDA implemented new guidelines for the licensing of pharmaceutical products. All existing manufacturers with licenses were required to apply for the Good Manufacturing Practices, or cGMP, certifications. Erye has received the requisite certifications. However, should Erye fail to maintain its cGMP certifications or fail to obtain cGMP and other certifications for its new production facilities, this would have a material adverse effect on Erye’s and our business, results of operations and financial condition.

In addition, delays, product recalls or failures to receive approval may be encountered based upon additional government regulation, legislative changes, administrative action or changes in governmental policy and interpretation applicable to the Chinese pharmaceutical industry. Our pharmaceutical activities also may subject us to government regulations with respect to product prices and other marketing and promotional related activities. Government regulations may substantially increase our costs for developing, licensing, manufacturing and marketing any products or services, which could have a material adverse effect on our business, operating results and financial condition.

The SFDA and other regulatory authorities in China have implemented a series of new punitive and stringent measures regarding the pharmaceuticals industry to redress certain past misconducts in the industry and certain deficiencies in public health reform policies. Given the nature and extent of such new enforcement measures, the aggressive manner in which such enforcement is being conducted and the fact that newly-constituted local level branches are encouraged to issue such punishments and fines, there is the possibility of large scale and significant penalties being levied on manufacturers. These new measures may include fines, restriction and suspension of operations and marketing and other unspecified penalties. This new regulatory environment has added significantly to the risks of our businesses in China and may have a material adverse effect on our business, operating results and financial condition.

In China, we plan to conduct research and development activities related to stem cells in cooperation with two domestic Chinese companies. If these activities are regarded by PRC government authorities as “human genetic resources research and development activities,” additional approvals by PRC government authorities will be required.

Our research and development activities in adult stem cells in China are conducted in cooperation with the Beijing Stem Cell Research Center, or Lab, and a consultant, the Shandong Life Science Institute and Technology Research, or SLSI. Pursuant to the Interim Measures for the Administration of Human Genetic Resources, or the Measures, that took effect on June 10, 1998, China maintains a reporting and registration system on important pedigrees and genetic resources in specified regions. All entities and individuals involved in sampling, collecting, researching, developing, trading or exporting human genetic resources or taking such resources outside China must abide by the Measures. “Human genetic resources” refers to genetic materials such as human organs, tissues, cells, blood specimens, preparations or any type of recombinant DNA constructs, which contain human genome, genes or gene products as well as to the information related to such genetic materials.

It is possible that our research and development activities conducted by the Lab or SLSI in cooperation with us in China may be regarded by PRC government authorities as human genetic resources research and development activities, and thus will be subject to approval by PRC government authorities. The sharing of patents or other corresponding intellectual property rights derived from such research and development operations is also subject to various restrictions and approval requirements established under the Measures.

With regard to the ownership of intellectual property rights derived from human genetic resources research and development, the Measures provide that the China-based research and development institution shall have priority access to information about the human genetic resources within China, particularly the important pedigrees and genetic resources in the specified regions and the relevant data, information and specimens and any transfer of such human genetic resources to other institutions shall be prohibited without obtaining corresponding approval from the Human Genetic Resource Administration Office of China, among other governmental authorities or agencies. No foreign collaborating institution or individual that has access to the above-mentioned information may publicize, publish, apply for patent rights or disclose it by any other means without obtaining government approval. In a collaborative research and development project involving human genetic resources of China between any Chinese and foreign institutions, intellectual property rights shall be allocated according to the following principles: (i) patent rights shall be jointly applied for by both parties and the resulting patent rights shall be owned by both parties if an achievement resulting from the collaboration is patentable; (ii) either party has the right to exploit such patent separately or jointly in its own country, subject to the terms of the collaboration; however, the transfer of such patent to any third party or authorizing any third party to implement such patent shall be carried out upon agreement of both parties, and the benefits obtained thereof shall be shared in accordance with their respective contributions; and (iii) the right of utilizing, transferring and sharing any other scientific achievement resulted from the collaboration shall be specified in the collaborative contract or agreement signed by both parties. Both parties are equally entitled to make use of the achievement which is not specified in the collaborative contract or agreement; however, the transfer of such achievement to any third party shall be carried out upon agreement of both parties, and the benefits obtained thereof shall be shared in accordance with their respective contributions.

If the research and development operations conducted by the Lab or SLSI in cooperation with us in China are regarded by PRC government authorities as human genetic resources research and development activities, we may be required to obtain approval from PRC governmental authorities to continue such operations and the Measures may adversely affect our rights to intellectual property developed from such operations. Our inability to access intellectual property, or our inability to obtain required on a timely basis, or at all, could materially and adversely affect our operations in China, and our operating results and financial condition.

Erye will lose certain preferential tax concessions, which may cause our tax liabilities to increase and its profitability to decline.

The National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, or the EIT Law, that went into effect on January 1, 2008. Domestic-invested enterprises and foreign-invested entities now are subject to enterprise income tax at a uniform rate of 25% unless they qualify for limited exceptions. During the transition period for enterprises established before March 16, 2007, the tax rate will gradually increase starting in 2008 and will be equal to the new tax rate in 2012. As a result, Erye will lose its preferential tax rates.

Because of the EIT Law, we expect that the tax liabilities of Erye will increase. Any future increase in the enterprise income tax rate applicable to Erye or other adverse tax treatments could increase Erye’s tax liabilities and reduce its net income, which could have a material adverse effect on Erye’s and our results of operations and financial condition.

Some of the laws and regulations governing our business in China are vague and subject to risks of interpretation.

Some of the PRC laws and regulations governing our business operations in China are vague and their official interpretation and enforcement may involve substantial uncertainty. These include, but are not limited to, laws and regulations governing our business and the enforcement and performance of our contractual arrangements in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. Despite their uncertainty, we will be required to comply.

New laws and regulations that affect existing and proposed businesses may be applied retroactively. Accordingly, the effectiveness of newly enacted laws, regulations or amendments may not be clear. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business.

In addition, pursuant to China’s Administrative Measures on the Foreign Investment in Commercial Sector, foreign enterprises are permitted to establish or invest in wholly foreign-owned enterprises or joint ventures that engage in wholesale or retail sales of pharmaceuticals in China subject to the implementation of relevant regulations. However, no specific regulations in this regard have been promulgated to date, which creates uncertainty. If specific regulations are not promulgated, or if any promulgated regulations contain clauses that cause an adverse impact to our operations in China, then our business, operating results and financial condition could be materially and adversely affected.

The laws and regulations governing the therapeutic use of stem cells in China are evolving. New PRC laws and regulations may impose conditions or requirements with which could materially and adversely affect our business.

As the stem cell therapy industry is at an early stage of development in China, new laws and regulations may be adopted in the future to address new issues that arise from time to time. As a result, substantial uncertainties exist regarding the interpretation and implementation of current and any future PRC laws and regulations applicable to the stem cell therapy industry. There is no way to predict the content or scope of future Chinese stem cell regulation. There can be no assurance that the PRC government authorities will not issue new laws or regulations that impose conditions or requirements with which we cannot comply. Noncompliance could materially and adversely affect our business, results of operations and financial condition.

Until implementing rules are issued with regard to the PRC Antitrust Law, we are unable to determine whether our operations comply.

It is expected that a set of detailed implementing rules of the PRC Antitrust Law will be issued by the PRC government. We are now in the process of reviewing our current business model and business operation against the current PRC Antitrust Law. However, before the promulgation of such implementing rules, we are unable to determine whether we might be in violation of any aspects of the PRC Antitrust Law. A violation of the PRC Antitrust law could subject our operations to sanctions, fines and other governmental enforcement action any of which could have a material adverse effect on our business, results of operations and financial condition.

We may be subject to fines and legal sanctions imposed by the SAFE or other PRC government authorities if we or our PRC employees fail to comply with recent PRC regulations relating to employee stock options granted by offshore listed companies to PRC citizens.

On April 6, 2007, the SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company,” referred to as Circular 78. It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from the SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with the SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. The 2009 Non-U.S. Plan authorizes the grant of certain equity awards to our officers, directors and employees, some of whom are PRC citizens. Circular 78 may require our officers, directors and employees who receive option grants and are PRC citizens to register with the SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our officers, directors and employees through equity compensation would be hindered and our business operations may be adversely affected.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. There can be no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Under the EIT Law, we may be classified as a “resident enterprise” of the PRC, which could result in unfavorable tax consequences to us and to non-PRC stockholders.

Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes, although the dividends paid to one resident enterprise from another may qualify as “tax-exempt income.” The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. The EIT Law and its implementing rules are relatively new and ambiguous in terms of some definitions, requirements and detailed procedures, and currently no official interpretation or application of this new “resident enterprise” classification, other than for enterprises established outside of China whose main holding investor/s is/are enterprise/s established in China, is available; therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, the PRC could impose a 10% PRC tax on dividends we pay to our non-PRC stockholders and gains derived by our non-PRC stockholders from transferring our shares, if such income is considered PRC-sourced income by the relevant PRC authorities. In addition, we could be subject to a number of unfavorable PRC tax consequences, including: (a) we could be subject to enterprise income tax at a rate of 25% on our worldwide taxable income, as well as PRC enterprise income tax reporting obligations; and (b) although under the EIT Law and its implementing rules, dividends paid to us from our PRC subsidiaries through our sub-holding companies may qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to withholding tax. Any increase in the taxation of our PRC-based revenues could materially and adversely affect our business, operating results and financial condition.

Taxing authorities in the PRC may attempt to impose a capital gains tax on the transfer of the ownership of the 51% ownership interest in Erye.

Transactions involving the Merger of two non-PRC companies, but that result in the change in ownership of joint venture interests in the PRC, historically have not been taxed by the taxing authorities in the PRC. However, recently the taxing authorities in the PRC have levied capital gains tax at the rate of approximately 10% of the gain on a few real estate and mining transactions that resulted in a change in ownership in joint ventures located in the PRC. There can be no assurance that the PRC taxing authorities will not impose a capital gains tax of approximately 10% of the gain on the transfer to us of ownership of the 51% equity interests in Erye.

Risks Related to Our Securities

Our common stock has had limited trading volume.

Our common stock is currently listed on the NYSE Amex and has had limited trading volume since its listing on August 9, 2007. Low volumes can result in fluctuating prices and downward pressure on the price per share should there develop an imbalance between the shares available for sale and the number of shares sought to be purchased. We cannot assure you that the liquidity of our common stock will improve or that it will not decline from current levels. Our Class A Warrants also trade on the NYSE Amex, but have had very limited trading volume. Investors holding our common stock may find it difficult to dispose of such shares.

Our stock price has been and may continue to be volatile.

The price of our common stock has fluctuated widely in the past and may be more volatile in the future. In addition to our low stock trading volume, some of the other factors contributing to our stock’s price volatility include announcements of government regulation, new products or services introduced by us or by our competition, healthcare legislation, trends in health insurance, litigation, fluctuations in operating results, our success in commercializing our business, market conditions for healthcare stocks in general as well as economic recession. Any of these factors could have a significant impact on the price of our common stock.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

CBH reported several material weaknesses in its internal control over financial reporting and concluded that it did not have effective internal control over financial reporting as of December 31, 2008 and September 30, 2009. If we fail to (1) remediate the material weaknesses identified in CBH’s internal control over financial reporting that are continuing with regard to Erye, and integrate CBH’s internal control over financial reporting pertaining to Erye with ours, or (2) we fail to maintain the adequacy of internal control over our financial reporting with regard to the financial condition and results of operations of Erye, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, as such standards are modified, supplemented or amended from time to time.

During the course of testing our disclosure controls and procedures and internal control over financial reporting, we may identify and disclose material weaknesses or significant deficiencies in internal control over financial reporting that will have to be remedied. Implementing any appropriate changes to our internal control may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal control over financial reporting, and any failure to maintain that adequacy or inability to produce accurate financial statements on a timely basis could result in our financial statements being unreliable, increase our operating costs and materially impair our ability to operate our business.

Failure to achieve and maintain effective internal control over financial reporting could result in a loss of investor confidence in our financial reports and could have a material adverse effect on our stock price. Additionally, failure to maintain effective internal control over our financial reporting could result in government investigation or sanctions by regulatory authorities.  Please see Item 9A – Management’s Annual Report in Internal Control Over Financial Reporting for a discussion of material weaknesses and the Company’s remediation efforts.

We have a significant number of securities convertible into, or allowing the purchase of our common stock. Investors could be subject to increased dilution. Also, the issuance of additional shares as a result of such conversion or purchase, or their subsequent sale, could adversely affect the price of our common stock.

Investors in our company will be subject to increased dilution upon conversion of our preferred stock and upon the exercise of outstanding stock options and warrants. There were 43,946,031 shares of our common stock outstanding as of March 24, 2010. As of that date, preferred stock outstanding could be converted into 9,086,124 shares of our common stock and stock options and warrants outstanding that are exercisable represented an additional 19,838,802 shares of our common stock that could be issued (for which cash would need to be remitted to us for exercise) in the future. Most of the outstanding shares of our common stock, as well as the vast majority of the shares of our common stock that may be issued under our outstanding options and warrants, are not restricted from trading or have the contractual right to be registered.

Any significant increase in the number of shares offered for sale could cause the supply of our common stock available for purchase in the market to exceed the purchase demand for our common stock. Such supply in excess of demand could cause the market price of our common stock to decline.

Actual and beneficial ownership of large quantities of our common stock by our executive officers, directors, and other substantial stockholders, may substantially reduce the influence of other stockholders.

As of March 15, 2010, our executive officers, directors, and 5%-or-more stockholders collectively beneficially owned 35,763,482 shares of our common stock. These beneficial holdings represent 58.7% of our common stock on a fully-diluted basis. As a result, such persons may have the ability to exercise enhanced control over the approval process for actions that require stockholder approval, including: the election of our directors and the approval of mergers, sales of assets or other significant corporate transactions or other matters submitted for stockholder approval. Because of the beneficial ownership position of these persons and entities, other stockholders may have less influence over matters submitted for stockholder approval. Furthermore, at certain times the interests of our substantial stockholders may conflict with the interests of our other stockholders.

Some of our directors and officers have positions of responsibility with other entities, and therefore have loyalties and fiduciary obligations to both our company and such other entities. These dual positions subject such persons to conflicts of interest in related party transactions which may cause such related party transactions to have consequences to the our company that are less favorable than those which our Company could have attained in comparable transactions with unaffiliated entities.

Eric H.C. Wei, a member of our Board of Directors, is also the Managing Partner of RimAsia Capital Partners, L.P., or RimAsia. RimAsia, a substantial stockholder of our company, beneficially owns 46.3% of our common stock as of March 15, 2010. Shi Mingsheng (who became a director of our company in March 2010) and Madam Zhang Jian (the General Manager of Erye), together with certain other persons, have shared voting and dispositive power over the shares of our common stock held by Fullbright Finance Limited, or Fullbright. Fullbright is a substantial stockholder of our company, beneficially owning 9.9% of our common stock as of March 15, 2010. These relationships create, or, at a minimum, appear to create potential conflicts of interest when members of our company’s senior management are faced with decisions that could have different implications for our company and the other entities with which our directors or officers are associated.

Although our company has established procedures designed to ensure that material related party transactions are fair to the company, no assurance can be given as to how potentially conflicted board members or officers will evaluate their fiduciary duties to our company and to other entities that they may owe fiduciary duties, respectively, or how such individuals will act in such circumstances. Furthermore, the appearance of conflicts, even if such conflicts ultimately do not harm our company, might adversely affect the public’s perception of our business, as well as its relationship with its existing customers, licensors, licensees and service providers and its ability to enter into new relationships in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Effective April 1, 2009, we leased executive offices at 420 Lexington Avenue, New York, NY 10170, which serve as our headquarters. The lease has a current term that extends through June 2013 and is believed to be sufficient space for the foreseeable future.

In September 2009, we leased office and laboratory space at 840 Memorial Drive, Cambridge, Massachusetts for approximately three years, or the Cambridge Space. The Cambridge Space will be used for general office, research and development, and laboratory purposes (inclusive of an adult stem cell collection center). The base rent under the Cambridge Lease is $283,850 for the first year, $356,840 for the second year and $369,005 for the third year.

The current operations of Erye are located in Suzhou City. All buildings are fully occupied and used by Erye. The ages of all buildings are over 25 years. The land on which the facilities are situated is located at the heart of city and is restricted by government regulation from any new building development. In 2005, the government issued a mandate requiring the relocation of many of Suzhou’s existing manufacturing facilities. To comply with this mandate, and to meet the growing demands of its business, Erye acquired land use rights to approximately 27 acres in the Xiangcheng District of Suzhou for $1.8 million and, in 2007, commenced the construction of a new, state-of-the-art production facility. This new campus-style facility includes 12 buildings containing a total of approximately 49,436 square meters, for which the external building construction has been completed. Portions of the new facility are expected to be operational in the first quarter of 2010 and the relocation is expected to be completed by the end of 2011. The land use rights end in January of 2058.

The total cost of the new facility is estimated to be approximately $30 million, of which approximately $16 million has been paid for through December 31, 2009. The remaining $14 million is expected to be funded from a combination of proceeds from the Company’s February 2010 public offering in which it raised net proceeds of approximately $7.1 million, the proceeds from the exercise by RimAsia in March 2010 of a warrant to purchase 1,000,000 shares of Common Stock at a per share purchase price  of $1.75 resulting in gross proceeds to the Company of $1,750,000 (in each of the prior two cases such funding would be in the form of a loan from the Company), an Erye line of credit and Erye’s operating cash flow. To this end, the owners of Erye have agreed to reinvest a substantial portion of their respective shares of the earnings of Erye to pay the costs associated with the completion of, and Erye’s relocation to, the new production facility.

In 2008, CBH, the then 51% owner of Erye, and EET, as the owner of the remaining 49% of Erye, and RimAsia, entered into a Memorandum of Understanding, or MOU, which established, among other things, certain terms and conditions concerning the operation and relocation of Erye. The MOU calls for all proceeds associated with the relocation of the current facility in which Erye manufactures product to be sold, to the new facilities currently under construction, to be paid to EET. In September 2009, Erye agreed to transfer the land and building for its principal manufacturing facility to a new joint venture beneficially owned by EET.  Erye and the new joint venture, which was approved by the Jiangsu Provincial Bureau of Commerce on December 28, 2009, have agreed to Erye’s continued use of the land and buildings for a nominal fee until the construction of the new plant and Erye’s relocation are completed.

ITEM 3. LEGAL PROCEEDINGS

 We may be subject to litigation in the ordinary course. Currently, we are not a party to any litigation that could have a material adverse effect on our financial condition.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 5(a). MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR OUR COMMON EQUITY
Our Common Stock is presently traded on the NYSE Amex (previously known as the American Stock Exchange) under the trading symbol “NBS.”  From August 31, 2006 to August 8, 2007, it traded on the Over-the-Counter Bulletin Board (OTC.BB) under the symbol “NEOI” and from July 24, 2003 to August 30, 2006 traded under the symbol “PHSM.”  The prices, as presented below, represent the highest and lowest intra-day prices for our common stock as quoted on the OTC.BB through August 8, 2007 and the high and low sales prices on the NYSE Amex thereafter. The OTC.BB market quotations may reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions. On March 26, 2010, as reported on the NYSE Amex, the last sale price of our common stock was $1.68 per share, and the high and low sale prices of our common stock were $1.72 and $1.66 , respectively.

2009	High	Low
First Quarter	$1.08	$0.43
Second Quarter	2.72	0.80
Third Quarter	2.33	1.40
Fourth Quarter	2.50	1.28

2008	High	Low
First Quarter	$2.24	$1.18
Second Quarter	1.48	0.41
Third Quarter	1.80	0.70
Fourth Quarter	2.15	0.41

2007	High	Low
First Quarter	$8.00	$2.50
Second Quarter	6.40	3.70
Third Quarter	7.65	3.65
Fourth Quarter	4.75	1.28

HOLDERS

As of March 15, 2010, there were approximately 1,476 holders of record of our common stock which does not include beneficial owners for whom Cede & Co. or others act as nominees.

DIVIDENDS AND DIVIDEND POLICY

Holders of our common stock are entitled to dividends when, as, and if declared by our Board of Directors out of funds legally available therefore. We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.  We currently intend to retain any future earnings to fund the development and growth of our business. Future dividend policy is subject to the discretion of our Board of Directors, subject to certain qualifications described below.

As long as any shares of our Series C Preferred Stock are outstanding, no dividend may be declared or paid or set apart for payment on any junior stock, unless there has been declared and paid or set apart for payment on the shares of Series C Preferred Stock, all accrued and unpaid annual dividends; provided, however, that the foregoing does not apply to (i) dividends payable solely in shares of any class or series of junior stock, or (ii) the purchase, redemption or conversion of shares of any junior stock, in exchange solely for shares of junior stock.

Furthermore, we rely on dividend payments from our subsidiaries, NeoStem (China), Inc., or NeoStem (China) and CBH Acquisition LLC, or Merger Sub, now China Biopharmaceuticals Holdings, Inc., that is the holder of our 51% interest in Erye, which may, from time to time, be subject to certain additional restrictions on their ability make distributions to us. PRC accounting standards and regulations currently permit payment of dividends only out of accumulated profits, a portion of which must be set aside to fund certain reserve funds. Our inability to receive all of the revenues from NeoStem (China) and Merger Sub may in turn provide an additional obstacle to our ability to pay dividends on our common stock in the future. Additionally, because the PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC, shortages in the availability of foreign currency may occur, which could restrict our ability to remit sufficient foreign currency to pay dividends.

Finally, any distributions we may receive by reason of our ownership of a 51% interest in Erye will be subject to the provisions of the Joint Venture Agreement, which presently provides that, for the next three years, we will receive annual distributions of only six percent of Erye’s net profit.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our equity compensation plans. In the following table, the equity compensation plans approved by stockholders include the NeoStem, Inc. 2003 Equity Participation Plan (the “2003 Plan”), the NeoStem, Inc. 2009 Equity Compensation Plan (the “2009 Plan”) and the NeoStem, Inc. 2009 Non-U.S. Based Equity Compensation Plan (the “2009 Non-U.S. Plan”) as of December 31, 2009.  These plans were our only equity compensation plans in existence as of December 31, 2009.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity Compensation Plans Approved by Security Holders	9,990,574	$1.95	3,955,970
Equity Compensation Plans Not Approved by Security Holders	0	0	0
TOTAL	9,990,574	$1.95	3,955,970

RECENT SALES OF UNREGISTERED SECURITIES

Effective as of October 9, 2009, the Company entered into an agreement with a consultant who has previously provided services to the Company, pursuant to which this consultant was retained to provide additional financial market related services for a two month period. In consideration for providing services under this agreement, the Company agreed to issue to the consultant an aggregate of 25,000 shares of restricted Common Stock, to vest as to one-half of the shares at the end of each monthly period during the term, and a five year warrant to purchase 25,000 shares of restricted Common Stock at a per share exercise price of $2.10 (with certain cashless exercise provisions), to vest in its entirety at the end of the term. The issuance of such securities is subject to the approval of the NYSE Amex, which approval was obtained in December 2009.

Effective as of October 9, 2009, the Company entered into an agreement with a financial advisor who has previously provided services to the Company, pursuant to which this advisor was retained to provide additional financial advisory services for a two month period. In consideration for providing services under this agreement, the Company agreed to issue to the consultant an aggregate of 50,000 shares of restricted Common Stock, to vest as to one-half of the shares at the end of each monthly period during the term, and a five year warrant to purchase 25,000 shares of restricted Common Stock at a per share exercise price of $2.10 (with cashless exercise provisions), to vest in its entirety at the end of the term. The issuance of such securities is subject to the approval of the NYSE Amex, which approval was obtained in December 2009.

Effective as of November 20, 2009, the Company entered into an agreement with a consultant who has previously provided services to the Company, pursuant to which this consultant was retained to provide additional consulting services for a three month period. In consideration for providing services under this agreement, the Company agreed to issue to the consultant an aggregate of 50,000 shares of restricted common stock, to vest as to one-third of the shares at the end of each monthly period during the term. The issuance of such securities is subject to the approval of the NYSE Amex, which approval was obtained in December 2009.

Effective as of January 4, 2010 the Company entered into a one-year agreement with a consultant to provide investor relations services to the Company.  In consideration for providing services under this agreement, the Company agreed to pay a retainer of $8,000 per month, at the beginning of the month and each month thereafter during the primary term of the agreement and issue to the consultant a five year warrant to purchase 200,000 shares of restricted common stock at a per share exercise price of $2.00 to vest 50,000 each of the last day of each of the fiscal quarters. The issuance of such securities is subject to the approval of the NYSE Amex, which approval was obtained in January 2010.

Effective as of February 26, 2010, the Company entered into an agreement with a consultant to provide to the Company necessary information for designing a successful marketing plan and product list for the penetration (Phase II) of Federal, State and local government markets.  In consideration for providing the services, the Company agreed to pay a retainer of $20,000 each month and a five year warrant in the Company's standard form to purchase 275,000 shares of Common Stock which shall have a per share exercise price $1.42 and shall vest and become exercisable in its entirety on such date after the Effective Date that certain milestones in performance have been achieved; provided that if such date is prior to May 14, 2010 then the warrant shall vest on May 14, 2010.  The issuance of such securities is subject to the approval of the NYSE Amex.

Effective as of March 11, 2010, the Company entered into an agreement with a law firm which has been providing legal services to the Company since 2006, pursuant to which this firm was retained to provide additional legal services with regard to negotiation, drafting and finalization of contracts; in the development of strategic plans; with regard to funding from various agencies of the State of New Jersey and the Federal government.  In consideration for providing the services, the Company agreed to issue a five year warrant to purchase 52,000 shares of restricted Common Stock at a per share exercise price of $1.42, vesting as to one-half of the shares on June 30, 2010 and one-half of the shares on December 31, 2010.  The issuance of such securities is subject to the approval of the NYSE Amex.

ITEM 5(b) USE OF PROCEEDS

Not applicable.

ITEM 5(c) REPURCHASES OF EQUITY SECURITIES

There were no repurchases of equity securities by or on behalf of the Company or any affiliated purchaser during the fourth quarter of the fiscal year ended December 31, 2009 as to which information is required to be furnished.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and under “Risk Factors” and elsewhere in this annual report. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this annual report.

The Merger

As reported on our Current Report on Form 8-K dated November 6, 2008, on November 2, 2008 we entered into the Merger Agreement with CBH. On October 30, 2009, the Merger was consummated, the effect of which was our acquisition of CBH’s 51% ownership interest in Erye. In connection with the Merger we established a wholly owned subsidiary through which we acquired our interest in Erye.

Erye was founded more than 50 years ago and represents an established, vertically-integrated pharmaceutical business, focused primarily on antibiotics. Suzhou Erye Economy and Trading Co. Ltd., or EET, owns the remaining 49% ownership interest in Erye. We and EET have negotiated a revised joint venture agreement, or the Joint Venture Agreement and will govern our ownership of Erye.

Pursuant to the terms and conditions of the Joint Venture Agreement, dividend distributions to EET and Merger Sub will be made in proportion to their respective ownership interests in Erye; provided, however, that for the three-year period commencing on the first day of the first fiscal quarter after the Joint Venture Agreement becomes effective distributions will be made as follows: (i) the 49% of undistributed profits (after tax) of the joint venture due EET will be distributed to EET and lent back to Erye to help finance costs in connection with their construction of and relocation to a new facility and; (ii) of the net profit (after tax) of the joint venture due Merger Sub, 45% will be provided to Erye as part of the new facility construction fund and will be characterized as paid-in capital for Merger Sub’s 51% interest in Erye, and 6% will be distributed to Merger Sub directly. In 2009 and as of December 31, 2009 distributions totaling approximately $7,158,000 had been deferred and EET has received and lent back approximately $7,688,000.

The Overview

In 2009, through our expansion efforts within China and with the acquisition of a controlling interest in Suzhou Erye Pharmaceuticals Ltd., or Erye, we transitioned into a multi-dimensional international biopharmaceutical company with product and service revenues, global research and development capabilities and operations in three distinct business units: (i) U.S. adult stem cells, (ii) China adult stem cells, and (iii) China pharmaceuticals. These business units are expected to provide platforms for the accelerated development and commercialization of innovative technologies and products in both the U.S. and China.
•
U.S. adult stem cells — We will continue to focus on growing our stem cell collection, processing and storage business and expanding our research and development activities for diagnostic and therapeutic applications.

•	China adult stem cells — We are in the process of launching several stem cell-focused initiatives which include therapeutic applications, as well as related collection, processing and storage.

•
China pharmaceuticals — Our ownership interest in Erye, a leading antibiotics producer in China, positions us to take advantage of China’s growth in healthcare spending through Erye’s existing pharmaceutical product portfolio, as well as from products we may develop or license.

NeoStem — Critical Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of NeoStem, Inc. (a Delaware corporation) and its wholly-owned and partially owned subsidiaries as listed below:

Entity	Percentage of Ownership	Location
NeoStem Inc.	Parent Company	United States of America
NeoStem Technologies, Inc.	100%	United States of America
Stem Cell Technologies, Inc.	100%	United States of America
NeoStem (China) Inc.	100%	People’s Republic of China
Qingdao Niao Bio-Technology Ltd.*	*	People’s Republic of China
Beijing Ruijiao Bio-Technology Ltd.*	*	People’s Republic of China
China Biopharmaceuticals Holdings, Inc. (Merger Sub)	100%	United States of America

Suzhou Erye Pharmaceuticals Company Ltd.	51% owned by Merger Sub	People’s Republic of China

* Because certain PRC regulations currently restrict foreign entities from holding certain licenses and controlling certain businesses in China, we have created a wholly foreign-owned entity, or WFOE, NeoStem (China), to implement our expansion initiatives in China. To comply with China’s foreign investment regulations with respect to stem cell-related activities, these business initiatives in China are conducted via two Chinese domestic entities, Qingdao Niao Bio-Technology Ltd., or Qingdao Niao, and Beijing Ruijieao Bio-Technology Ltd., or Beijing Ruijieao, that are controlled by the WFOE through various contractual arrangements and under the principles of consolidation we consolidate 100% of their operations.

Noncontrolling interests:  Effective January 1, 2009, the Company adopted Financial Accounting Standard Board (“FASB”) accounting standard regarding non-controlling interest in consolidated financial statements. Certain provisions of this accounting standard are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of non-controlling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity. Further, as a result of adoption this accounting standard, net income attributable to non-controlling interests is now excluded from the determination of consolidated net income.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Concentrations of Risk: Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash. Cash includes cash on hand and demand deposits in accounts maintained with banks within the People’s Republic of China and the United States. The Company places its cash accounts with high credit quality financial institutions, which at times may be in excess of the FDIC insurance limit. Total cash in these banks at December 31, 2009 and 2008 amounted to $7,159,369 and $430,786 of which $431,717 and $27,740 deposits are federally-insured, respectively of which $296,989 and 28,955 are covered by such insurance.  The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. At December 31, 2009 the Company had invested approximately $1,031,000 in money market accounts

As of October 31, 2009 the Company was selling pharmaceutical products to pharmacies and hospitals. There is no sales concentration risk for the Company since there are no sales to one customer individually accounting for more than 10% of the total sales revenue for the twelve months ended December 31, 2009 and the two months ended December 31, 2009.

For the two months ended December 31, 2009 as a result of the acquisition of CBH, two major suppliers provided approximately 23.0% of the Company’s purchases of raw materials with each supplier individually accounting for 12% and 11%, respectively. As of December 31, 2009, the total accounts payable to the two major suppliers was $789,000, 10% of the total accounts payable.

For the twelve months ended December 31, 2008 there were no suppliers which supplied more than 10% of the Company’s supplies or raw materials.

Restricted Cash:  Restricted cash represents cash required to be deposited with banks for the balance of bank notes payable but are subject to withdrawal with restrictions according to the agreement with the bank and saving accounts. The required deposit rate is approximately 30-50% of the notes payable. Given the nature of the restricted cash, it is reclassified as a financing activity in Statement of Cash Flows.

Accounts Receivable: Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables. Management’s judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, the Company analyzes the aging of accounts receivables balances, historical bad debts, customer concentration and credit-worthiness, current economic trends and changes in the Company’s customer payment terms. Significant changes in customer concentrations or payment terms, deterioration of customer credit-worthiness or weakening economic trends could have a significant impact on the collectability of the receivables and the Company’s operating results. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance may be required. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. There were allowance for doubtful accounts necessary at December 31, 2009 and 2008 in the amount of $273,600 and $0 respectively.

Inventories: Inventories are stated at the lower of cost or market using the first-in, first-out basis. The Company reviews its inventory periodically for possible obsolescence or to determine if any reserves are necessary.

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

Income Taxes: The Company, in accordance with ASC 740-10 (formerly SFAS 109, “Accounting for Income Taxes,”) recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an enterprise’s financial statement or tax returns. We continue to evaluate under guidance provided by the ASC, the accounting for uncertainty in tax positions.  The guidance requires companies to recognize in their financial statements the impact of a tax position if the position is more likely than not of being sustained on audit. The position ascertained inherently requires judgment and estimates by management.  For the twelve months ended December 31, 2009 and 2008, we do not believe we have any material uncertain tax positions that would require us to measure and reflect the potential lack of sustainability of a position on audit in our financial statements. We will continue to evaluate our tax positions in future periods to determine if measurement and recognition in our financial statements.

Goodwill: Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. The Company reviews recorded goodwill for potential impairment annually or upon the occurrence of an impairment indicator. The Company performed its annual impairment tests as of December 31, 2009 and determined no impairment exists. The Company will perform its future annual impairment as of the end of each fiscal year, or earlier if circumstances would indicate. Below is a recap of the changes in Goodwill for the twelve months ended 12/31/2009:

Balance 12/31/2008	$558,169
Increase in Goodwill due to Acquisition of CBH	29,303,954
Balance 12/31/2009	$29,862,123

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

Revenue Recognition: The Company initiated the collection and banking of autologous adult stem cells in the fourth quarter of 2006. The Company recognizes revenue related to the collection and cryopreservation of autologous adult stem cells when the cryopreservation process is completed which is generally twenty four hours after cells have been collected. Revenue related to advance payments of storage fees is recognized ratably over the period covered by the advanced payments. The Company earns revenue, in the form of license fees, from physicians seeking to establish autologous adult stem cell collection centers. These license fees are typically billed upon signing of the collection center agreement and qualification of the physician by the Company’s credentialing committee and at various times during the term of license agreement based on the terms of the specific agreement. During the quarter ended June 30, 2009, the Company modified its revenue recognition policy relative to these license fees to recognize such fees as revenues ratably over the appropriate period of time to which the revenue element relates. Previously these license fees were recognized in full when agreements were signed and the physician had been qualified by the Company’s credentialing committee. This modification of our revenue recognition policy did not have a material impact on our results of operations. The Company also receives licensing fees from a licensee for use of our technology and knowledge to operate an adult stem cell banking operation in China, which licensing fees are recognized as revenues ratably over the appropriate period of time to which the revenue element relates. In addition, the Company earns royalties for the use of its name and scientific information in connection with its License and Referral Agreement with Promethean Corporation (see “Related Party Transactions” below), which royalties are recognized as revenue when they are received.

The Company recognizes revenue from product sales when title has passed, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable, and the collection of the related receivable is probable which is generally at the time of shipment.

Revenue was made up of the following product categories.

	For the year ended
	December 31,
	2009	2008	2007
Revenue
Prescription drugs and intermediary pharmaceutical products	$11,347,949	$-	$-
Stem Cell Revenues	172,078	83,541	231,664
Other Revenues	45,091	-	-
	$11,565,118	$83,541	$231,664

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

The Company determined the fair value of funds invested in short term investments, which are available for sale and included in prepaid and other current assets on the balance sheet at December 31, 2009,  to be level 1 inputs measured by quoted prices of the securities in active markets. The Company determined the fair value of funds invested in money market funds to be level 2 inputs, which does not entail material subjectivity because the methodology employed does not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets. The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009.

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Money Market Funds	$1,030,980	$-	1,030,980	-

Short term investments	$287,333	$287,333	-	-

Foreign Currency Translation: As the Company’s Chinese pharmaceutical business is a self-contained and integrated entity, and the Company’s Chinese stem cell business’ future cash flow is expected to be sufficient to service its additional financing requirements, the Chinese subsidiaries’ functional currency is the Renminbi (“RMB”), and the Company’s reporting currency is the US dollar.  Results of foreign operations are translated at the average exchange rates during the period, assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of each reporting period. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China.

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders’ equity and amounted to $67,917 and $0 as of December 31, 2009 and 2008, respectively. Assets and liabilities at December 31, 2009 were translated at 6.826 RMB to 1 US dollar. The average translation rates applied to income statement accounts and the statement of cash flows for the two months ended December 31, 2009 were 6.818 RMB to 1 US dollar.

Economic and Political Risks: The Company faces a number of risks and challenges since a significant amount of its assets are located in China and its revenues are derived primarily from its operations in China. China is a developing country with a young economic market system overshadowed by the state. Its political and economic systems are very different from the more developed countries and are still in the stage of change. China also faces many social, economic and political challenges that may produce major shocks and instabilities and even crises, in both its domestic arena and its relationship with other countries, including but not limited to the United States. Such shocks, instabilities and crises may in turn significantly and negatively affect the Company’s performance.

Research and Development Costs:  Research and development (“R&D”) expenses include salaries, benefits, and other headcount related costs, clinical trial and related clinical manufacturing costs, contract and other outside service fees, and facilities and overhead costs. R&D costs are expensed when incurred.

Under the guidance of the FASB’s accounting standard regarding research and development costs, the Company expenses the costs associated with the research and development activities when incurred.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue

       For the year ended December 31, 2009, total revenues were $11,565,100 compared to $83,500 for the year ended December 31, 2008. Revenues for 2009 were comprised of $11,386,700 of pharmaceutical product sales and $178,400 related to stem cell collections, license fees and royalties. The pharmaceutical product sales of $11,386,700 represents two months’ sales generated by Erye given the Merger closed on October 30, 2009.  The stem cell revenues generated in the years ended December 31, 2009 and 2008 were derived from a combination of revenues from the collection of autologous adult stem cells and license fees collected from collection centers in our collection center network. For the year ended December 31, 2009, we earned $143,700 from the collection and storage of autologous adult stem cells and $34,700 of license fees. For the year ended December 31, 2008, we earned $51,900 from the collection and storage of autologous adult stem cells and $31,000 from license fees. The increase in stem cell collection and storage revenue in 2009 compared to 2008 was due primarily to our efforts on recruiting clients into the existing network in the Northeast and Southern California. Cost of Sales is comprised of Cost of Goods sold of $7,474,300 related to the sale of our pharmaceutical products, and $112,900 of direct costs related to the cost of collecting autologous stem cells from clients.

       Gross margin totaled $3,978,000 of which 98% is attributable to the sale of pharmaceutical products and the balance is attributable to our stem cell collection operations.

Operating Expenses

For the year ended December 31, 2009 operating expenses totaled $27,778,400 compared to $9,285,000 for the year ended December 31, 2008, representing an increase of $18,493,400 or 199%.

       Historically, to minimize our use of cash, we have used a variety of equity and equity-linked instruments to pay for services and to incentivize employees, consultants and other service providers. The use of these instruments has resulted in significant charges to the results of operations. In general, these equity and equity-linked instruments were used to pay for employee and consultant compensation, director fees, marketing services, investor relations and other activities. For the year ended December 31, 2009 the use of equity and equity-linked instruments to pay for such expenses resulted in charges to selling, general, administrative and research expenses of $12,324,000 representing an increase of $8,434,800 over the year ended December 31, 2008.

The composition of our charges for the use of equity and equity linked instruments are as follows:

•
$6,263,600 relate to nonrecurring expenses associated with the vesting of stock options and issuance of common and restricted stock related to employees, directors and consultants which were tied to the completion of the Merger and related events;

•	$4,230,400 relate to recurring expenses associated with options issued to employees and consultants that vest over time;

•	$102,800 relate to expenses associated with options issued to employees and consultants that vest upon achievement of certain business milestones;

•	$1,458,100 relate to expenses associated with the issuance of common stock and the vesting of restricted stock to consultants for providing services; and

•	$269,100 relate to expenses associated with warrants issued to consultants for the payment of business services.

For the year ended December 31, 2009, our selling, general, administrative were $23,459,600 compared to $8,492,800 for the year ended December 31, 2008, representing an increase of $14,966,800, which was the result of:

•
The activities related to our merger with CBH totaled $1,578,000 and increased our expenses by $771,900 primarily from the legal and professional services utilized to prepare for public filings and stockholder approval of our merger and related matters.

•
Our efforts to establish a stem cell operation in China to provide advanced therapies, related processing and storage, as well as research and development capabilities totaled $5,209,500. Such expenses included expenditures for the rental of laboratory space, legal expenses associated with establishing our subsidiary company and related operations in China, consultants retained to support our implementation and introduction of advanced therapies in China, recruiting fees for identifying senior managers for our operation in China and travel. In addition these operating expenses reflect charges resulting from issuing various equity instruments to incentivize staff members and consultants totaling $2,163,900.

•
Administrative expenses increased by approximately $8,213,600 Approximately $850,000 of this increased operating expense was the result of the Merger with Erye and the attendant operating expenses of this operation  and amortization costs associated with amortizing intangible assets that were capitalized as part of  accounting for the Merger. The Company’s US administrative operating expenses increased by $7,363,200. The use of equity instruments to incentivize staff , compensate directors and pay for services totaled $7,521,700, an increase of $4,404,200 over 2008. Salaries and wages increased by $1,586,900 as the result of increased staffing levels required to absorb the acquisition of Erye, contractual salary increases and tax payments and tax withholdings we paid on behalf of certain executive and other staff members in connection with common stock grants made during year. Professional fees, including legal and accounting fees increased by $603,500 as the result of our expanded operations in China and related professional services required to evaluate the Company’s internal controls and preparation work for the common stock offering that closed in February 2010. Investor relations services increased by $165,300, fees for preparing documents for various SEC filings and production of reports and materials needed for  shareholder meetings in connection with the Merger  together increased operating expenses by $212,900.  Additionally, travel and entertainment increased by $121,900 primarily as a result of the Company’s expanded operations in China, rent increased by $22,700 as a result of the leasing of office space in New York , franchise taxes increased  $155,000 and the majority of the balance of the increase in administrative expense resulted from increases and decreases in office expenses, insurance and other expenses.

Sales and marketing expenses increased by $772,000 over 2008. Approximately $373,300 of this increased operating expense was the result of the Merger with Erye and the attendant sales and marketing  expenses of the Erye operation.  The use of equity instruments to incentivize staff, and pay for services totaled $897,700 an increase of $360,900 over 2008 and other  US sales and marketing costs increased by approximately $37,800.

For the year ended December 31,2009, our research and development expenses totaled  $4,318,800 compared to $792,200 for the year ended December 31, 2008, representing an increase of $3,526,600, which was the result of:

The use of equity instruments to incentivize research staff totaled $1,374,300, an increase of $1,138,000 over 2008. Research related to our VSELTM technology increased operating expenses by $1,376,500. In particular, the operation of our Cambridge research laboratory and related staff increased operating expenses by $859,300, fees paid to consultants to support our research efforts increased VSELTM technology research expense by $168,000, clinical studies initiated during the period increased our operating expenses by $162,000, patents and other legal expenses increased our research expense by $159,000, and increases in a variety of other areas increased our research expenses by $28,200.  During 2009 we initiated efforts to create a research facility in China and incurred fees and expenses totaling $773,000 related to this effort. Our acquisition of Erye added $132,000 of research and development expense to our operating expenses. The balance of the increase in research and development expense is related to costs associated with our wound healing research.

Dividends on Convertible Redeemable Series C Preferred Stock.

In connection with the Merger, the Company issued 8,177,512 shares of Convertible Redeemable Series C Preferred Stock (“Series C Preferred Stock”) which calls for annual dividend of 5% based on the stated value of the preferred stock. For the year 2009 we recorded a dividend of $69,500 as the prorated dividend due at December 31, 2009. In addition in connection with the issuance of the Series C Preferred Stock a dividend of $5,542,500 was recognized as the value of the beneficial conversion feature of the Series C Preferred Stock. The conversion feature does not require any minimum holding period or vesting before the preferred stock is converted. Because the preferred shareholder is not required to hold the preferred stock for any length of time before conversion we have accreted the value of the beneficial conversion feature as a dividend of $5,542,500.

Non-Controlling Interests

When the Company acquired China Biopharmaceutical Holdings, Inc it acquired a 51% interest in Erye Pharmaceutical Co. Ltd.(“Erye”).  In preparing our financial statements the full operations of  Erye are reflected in these results as of October 30, 2009. We account for the 49% minority shareholder share of Erye’s net income with a charge to Non-Controlling Interests. For the year ended December 31, 2009 Erye’s minority shareholders’ share of net income (for the two months ended December 31, 2009) totaled $1,088,700.

Other Income and Expense

Interest expense increased $79,600 primarily due accrued interest on dividends paid to Erye’s minority shareholder in 2009 which were loaned back to Erye to provide funds to continue the construction of Erye’s new production facility. This loan calls for interest to accrue at rate of 5% annually and at December 31, 2009 this loan totaled approximately $7,954,443, including accrued interest. Interest accrued on this loan was offset by capitalization of interest on construction of approximately $61,000

Provision for taxes

The provision for taxes of $344,200 represents income taxes due on income of Erye for the two months ended December 31, 2009.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

For the year ended December 31, 2008, total revenues were $83,500 compared to $232,000 for the year ended December 31, 2007. The revenues generated in the years ended December 31, 2008 and 2007 were derived from a combination of revenues from the collection of autologous adult stem cells, license fees collected from collection centers in our collection center network and additionally, for the year ended December 31, 2007, the recognition of fees received in prior years from the sale of extended warranties and service contracts via the Internet, which were deferred and recognized over the life of such contracts. For the year ended December 31, 2008, we earned $52,500 relating to the collection and storage of autologous adult stem cells and $31,000 of license fees. For the year ended December 31, 2007, we earned $41,000 from the collection and storage of autologous adult stem cells and $189,000 from start-up fees. The reduction in start-up fees from 2007 to 2008 was due primarily to reduced activity in establishing collection centers and a concentration of our efforts on recruiting clients into the existing network in the Greater New York area, Southern California and Coral Gables, Florida. In addition, license fees were reduced because we opted to help support the launch of our new centers by waiving or reducing start-up fees. We recognized revenues from the sale of extended warranties and service contracts via the Internet of $1,700 for the year ended December 31, 2007. Since we had not been in the business of offering extended warranties since 2002, this revenue source declined and the recognition of these revenues ended in March 2007.

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

Our selling, general and administration expenses for the year ended December 31, 2008 decreased by $2,153,200 or 20% over the year ended December 31, 2007, from $10,646,000 to $8,492,800. The decrease in selling, general and administrative expenses was primarily due to an overall decrease in operating expenses as we made a concerted effort to reduce staff and trim expenses.

In an effort to preserve cash in 2008 and 2007, we continued to utilize our common stock, common stock options and warrants to pay for certain services. In 2008, we incurred $3,654,400 of expense related to the use of various equity and equity-linked instruments compared to 2007 when we incurred $4,619,000 of expense from such use, an overall reduction of $964,400. Equity and equity-linked instruments have been used for compensation purposes for management and other staff, consultants and directors and to pay for investment banking fees, investor relations, marketing expenses as well as other expenses. The compensatory element of the vesting of stock options and common stock granted to staff and directors was reduced by $1,553,400 in 2008 principally because the fair value of the options and common stock vesting in 2008 was significantly lower in comparison to 2007. Our use of equity and equity-linked instruments to pay for investment banking fees, investor relations, marketing expense as well as other expenses increased by $589,000. Other selling, general and administrative expenses decreased $1,191,400, or 11%, when compared to 2007. The decrease in selling, general and administrative expenses funded by cash in 2008 was primarily related to a decrease in legal expense of $646,000, investor relations expense of $312,000, consulting fees of $326,800, salary and benefits of $338,000, travel and entertainment of $108,000, validation expenses required for New York licensing of $60,000, the conclusion of severance payments to a former staff member of $54,000, stock exchange fees, filing fees and other related fees of $42,800, reduced attendance at conferences of $29,500 and laboratory expenses of $14,000. These decreases were offset by increases in expenses and activities associated with the Merger of $806,000 changes in other expenses resulted in an overall reduction of $66,300.

In 2007 we licensed our VSELTM technology from the University of Louisville. As a result we started a Research and development initiative to develop this technology. Overall  for 2008 our research and development expenditures totaled  $792,100.  There were no similar efforts in 2007.  The use of equity instruments to incentivize staff totaled $236,200, salary and benefits were $237,400 and consulting fees totaled $143,400. Expenditures related to fees due the University of Louisville in connection with our VSELTM technology license totaled $50,000 and expenses for applying for scientific grants and other activities to support VSELTM technology research totaled  $18,000 and  expenses for rent, intangible asset amortization, and laboratory expenses account for the balance of research and development expenses in 2008.

NeoStem — Liquidity and Capital Resources

At December 31, 2009 we had a cash balance of $7,159,369, working capital of $6,305,658 and stockholders’ equity of $24,800,051.

Twelve months ended December 31, 2009

We incurred a net loss of $24,183,850 for the twelve months ended December 31, 2009. The following chart represents the net funds provided by or used in operating, financing and investment activities for each period indicated:

	The Twelve Moths Ended
	December 31, 2009	December 31, 2008
Cash (used) in operating activities	$(8,648,022)	$(4,732,165)
Cash provided/(used) in investing activities	$(1,691,099)	$(9,785)
Cash provided by financing activities	$17,067,704	$2,868,509

Operating Activities

Our cash used for operating activities in the twelve months December 31, 2009 totaled $8,648,022, which is the sum of (i) our net loss, adjusted for non-cash expenses totaling $12,901,040 which includes common stock, common stock options and common stock purchase warrants issued for services rendered in the amount of $12,323,997 and depreciation and amortization of $577,043; (ii) an increase in cash provided from unearned revenue from advance payments from customers and licensees of $1,991,816, increases in accounts payable and accrued expenses of $1,274,621, a reduction in accounts receivable of $571,689, a reduction in prepaid and other current assets $1,796,691; (iii) cash used for payments of other assets of $238,941 and increases in inventory of $2,427,095.

In November 2007, we acquired the exclusive, worldwide rights to the VSELTM technology developed by researchers at the University of Louisville. Concurrent with acquiring these rights, we also entered into a sponsored research agreement, or SRA, with the University of Louisville Research Foundation, or ULRF, which has been amended from time to time. Under the license agreement, we agreed to engage in a diligent program to develop the VSELTM technology. Certain license fees, milestone payments and royalties, and specified payments in the event of sublicensing are to be paid to ULRF, and we are responsible for all payments for patent filings and related applications. Under the SRA, NeoStem will support additional research relating to the VSELTM technology to be carried out in the laboratory of Mariusz Ratajczak, M.D., Ph.D., a co-inventor of the VSELTM technology and head of the Stem Cell Biology Program at the James Graham Brown Cancer Center at the University of Louisville. In return, NeoStem will receive the exclusive first option to negotiate a license to the research results. The cost of the research to NeoStem is $120,859, although we are receiving a credit towards these costs in the amount of approximately $25,000. NeoStem is also supporting the costs of a post doctoral fellow in the laboratory of Dr. Ratajczak. Through December 31, 2009, we have paid a total of $181,337 under the license agreement and the SRA.

Investing Activities

In 2009, we opened a research laboratory in Cambridge, MA to support the research and development requirements of our VSELTM technology as well as our other research efforts regarding adult stem cells. The outfitting of this laboratory required us to purchase approximately $592,700 of laboratory equipment during the period. As development projects expand, the need for additional capital expenditures for our research laboratory will increase. Erye is building a new production facility and during the two months ended December 31, 2009 $1,057,000 was spent on construction.  This plant is expected to be fully operational in 2011. Our expansion into China also resulted in the purchase of several specialized medical instruments and office equipment totaling approximately $82,600 of capital expenditures that will be used to deliver advanced therapies in China. The balance of our capital expenditures was spent on scaling the company’s internal infrastructure to accommodate the CBH acquisition and integration of the additional offices in China and Boston.

Financing Activities

During the year ended December 31, 2009, we met our immediate cash requirements through existing cash balances, short-term loans, the Funding Agreement with RimAsia and offerings of preferred stock and warrants, in addition to the use of equity and equity-linked instruments to pay for services and compensation.

During the first quarter of 2009, we issued promissory notes to RimAsia, or the RimAsia Notes, which aggregated $1,150,000. In April 2009, we completed a private placement financing totaling $11 million, or the April 2009 Private Placement, of which approximately $1,162,000 was used to repay the RimAsia Notes and accrued interest. The April 2009 Private Placement consisted of the issuance of 880,000 units priced at $12.50 per unit, with each unit consisting of one share of our Series D Convertible Redeemable Preferred Stock, or Series D Stock (convertible into 10 shares of our common stock) and ten warrants, or the Series D Warrants, with each Series D Warrant to purchase one share of our common stock. In June 2009, and with a final closing on July 6, 2009, we completed an additional private placement financing with net proceeds of $4,679,220, or the June 2009 Private Placement. The June 2009 Private Placement consisted of the issuance of 400,280 Series D Units priced at $12.50 per unit. A total of 400,280 Series D Preferred Stock and 4,002,800 Series D Warrants were issued. We paid $324,280 in fees and issued 12,971 Series D Units to agents that facilitated the June 2009 Private Placement. The Series D Units issued to the selling agents were comprised of 12,971 shares of Series D Stock and 129,712 Series D Warrants. In total, in the April 2009 and June 2009 Private Placements, the number of shares of Series D Stock issued was 1,293,251 and the number of Series D Warrants issued was 12,932,512. Upon the affirmative vote of holders of a majority of the voting power of our common stock, the Series D Stock was automatically converted into 12,932,510 shares of our common stock at a conversion price of $1.25 per share. The Series D Warrants have a per share exercise price equal to $2.50 and are callable by us if our common stock trades at a price greater than or equal to $3.50 for a specified period of time. Upon the affirmative vote of our stockholders and in accordance with the rules of the NYSE Amex, the Series D Warrants became exercisable for five years.

In July of 2009, in order to facilitate working capital requirements in China, NeoStem (China) issued a promissory note to China Xingye Bank in the amount of RMB 1,000,000, or $146,700. The note is due on January 1, 2010 and bears an interest rate of 4.86%. The note was paid off in December 2009 and replaced with a promissory note to the Bank of Rizhao Qingdao Branch in the amount of RMB 4,400,000 ($643,700). The note is due on June 21, 2010 and bears an interest rate of 4.05%. The loan is collateralized by cash in a restricted bank account totaling 5,189,400 RMB (approximately $759,200).

      Pursuant to the terms and conditions of the Joint Venture Agreement, dividend distributions to EET and Merger Sub will be made in proportion to their respective ownership interests in Erye; provided, however, that for the three-year period commencing on the first day of the first fiscal quarter after the Joint Venture Agreement becomes effective distributions will be made as follows: (i) the 49% of undistributed profits (after tax) of the joint venture due EET will be distributed to EET and lent back to Erye to help finance costs in connection with their construction of and relocation to a new facility and; (ii) of the net profit (after tax) of the joint venture due Merger Sub, 45% will be provided to Erye as part of the new facility construction fund and will be characterized as paid-in capital for Merger Sub’s 51% interest in Erye, and 6% will be distributed to Merger Sub directly and at December 31, 2009 this loan totaled approximately $7,954,443, including accrued interest.

      The Company’s subsidiary Erye has 62,457,000 RMB ($9,793,700) of notes payables as of December 31, 2009. Notes are payable to the banks who issue bank notes to Erye’s creditors. Notes payable are interest free and usually mature after a three to six months period.  In order to issue notes payable on behalf of the Company, the banks required collateral, such as cash deposit which was approximately 30%-50% of notes to be issued, or properties owned by companies. At December 31, 2009, 26,999,300 RMB (approximately $3,955,400) of restricted cash were put up for collateral for the balance of notes payable, respectively, which was approximately 40.0% of the notes payable the Company issued, and the remaining of the notes payable is collateralized by pledging the land use right the Company owns. The use of notes payable to pay creditors is a feature of the money and banking system of China and we expect these types of notes to be a continuing feature of  Erye’s capital structure.

Liquidity and Capital Requirements Outlook

With our acquisition of a controlling interest in Erye and expansion into China, we have transitioned from being a one-dimensional U.S. service provider with nominal revenues to being a multi-dimensional international biopharmaceutical company with current revenues and operations in three distinct business units — U.S. adult stem cells, China adult stem cells and China pharmaceuticals. The following is an overview of our collective liquidity and capital requirements.

Erye is constructing a new pharmaceutical manufacturing facility and began transferring its operations in January 2010.  The relocation will continue as the new production lines are completed and receive cGMP certification through 2011. The new facility is estimated to cost approximately $30 million, of which approximately $16 million has been paid for through December 31, 2009. To date, construction has been self-funded by Erye and EET, the holder of the minority joint venture interest in Erye. The remaining $14 million is expected to be funded from a combination of proceeds from the Company’s February 2010 common stock offering in which it raised net proceeds of approximately $7.1 million, the proceeds from the exercise by RimAsia in March 2010 of a warrant to purchase 1,000,000 shares of Common Stock at a per share purchase price of $1.75 resulting in gross proceeds to the Company of $1,750,000 (in each of the prior two cases such funding would be in the form of a loan from the Company), an Erye line of credit and the reinvestment of certain dividends by Erye’s shareholders. We have agreed for a period of three years to reinvest in Erye approximately 90% of the net earnings we would be entitled to receive under the Joint Venture Agreement by reason of our 51% interest in Erye.

We are also engaged in other initiatives to expand our operations into China including with respect to technology licensing, establishment of stem cell processing and storage capabilities and research and clinical development. In June 2009 we established NeoStem (China) as our wholly foreign-owned subsidiary. To comply with PRC’s foreign investment regulations regarding stem cell research and development, clinical trials and related activities, we conduct our current stem cell business in the PRC through two domestic variable interest entities. We have incurred and expect to continue to incur substantial expenses in connection with our China activities..  In order to implement the establishment of the Beijing Facility, as of December 31, 2009, our Company, our WFOE  subsidiary NeoStem (China), and PCT entered into the PCT Agreement, whereby NeoStem and NeoStem (China) engaged PCT to perform the services necessary (1) to construct the Beijing Facility, consisting of a clean room for adult stem cell clinical trial processing and other stem cell collections which will have the processing capacity on an annual basis sufficient for at least 10,000 samples, research and development laboratory space, collection and stem cell storage area and offices, together with the furnishings and equipment, and (2) to effect the installation of quality control systems consisting of materials management, equipment maintenance and calibration, environmental monitoring and compliance and adult stem cell processing and preservation which comply with cGMP standards and regulatory standards that would be applicable in the United States under GTP standards, as well as all regulatory requirements applicable to the program under the laws of the PRC.  The aggregate cost of the program, including the Phase 1 equipment purchases, is expected to be approximately $3,000,000. The project will commence on April 1, 2010, and is anticipated to take approximately seven months to complete. We have the option to terminate the PCT Agreement without cause upon providing no less than 60 days written notice to PCT, subject to our obligation to pay for any services performed up to the date of termination and certain costs and expenses incurred by PCT.

We expect to rely partly on dividends paid to us under the Joint Venture Agreement, attributable to our 51% ownership interest in Erye, to meet our future cash needs. However, there can be no assurance that the WFOE in China will receive payments uninterrupted or at all as arranged under our contracts with the VIEs. In addition, pursuant to the Joint Venture Agreement that governs the ownership and management of Erye, for the next three years: (i) 49% of undistributed profits (after tax) will be distributed to EET and loaned back to Erye for use in connection with its construction of the new Erye facility; (ii) 45% of the net profit after tax will be provided to Erye as part of the new facility construction fund, which will be characterized as paid-in capital for our 51% interest in Erye; and (iii) only 6% of the net profit will be distributed to us directly for our operating expenses.

The payment of dividends by entities organized under PRC law to non-PRC entities is subject to limitations. Regulations in the PRC currently permit payment of dividends by our WFOE and Erye only out of accumulated distributable earnings, if any, as determined in accordance with accounting standards and regulations in China. Moreover, our WFOE and Erye will be required to set aside a certain percentage of their accumulated after-tax profit each year, if any, to fund certain mandated reserve funds (for our WFOE, such percentage is at least 10% each year until its reserves have reached at least 50% of its registered capital), and these reserves are not payable or distributable as cash dividends. In addition, Erye is also required to reserve a portion of its after-tax profits for its employee welfare and bonus fund, the amount of which is subject to the discretion of the Erye board of directors. In addition, if Erye incurs debt on its own behalf in the future, the instruments governing the debt may restrict Erye’s or the joint venture’s ability to pay dividends or make other distributions to us. This may diminish the cash flow we receive from Erye’s operations, which would have a material adverse effect on our business, operating results and financial condition.

Our interests in China will be subject to China’s rules and regulations on currency conversion. In particular, the initial capitalization and operating expenses of the two VIEs are funded by our WFOE. In China, the State Administration for Foreign Exchange, or the SAFE, regulates the conversion of the Chinese Renminbi into foreign currencies. Currently, foreign investment enterprises are required to apply to the SAFE for Foreign Exchange Registration Certificates, or IC Cards of Enterprises with Foreign Investment. Foreign investment enterprises holding such registration certificates, which must be renewed annually, are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency translation within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investments, loans, and securities, require approval of the SAFE. According to the Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues Concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-invested Enterprises promulgated on August 29, 2008, or the SAFE Notice 142.  To apply to a bank for settlement of foreign currency capital, a foreign invested enterprise shall submit the documents certifying the uses of the RMB funds from the settlement of foreign currency capital and a detailed checklist on use of the RMB funds from the last settlement of foreign currency capital. It is stipulated that only if the funds for the settlement of foreign currency capital are of an amount not more than US$50,000 and are to be used for enterprise reserve, the above documents may be exempted by the bank. This SAFE Notice 142, along with the recent practice of Chinese banks of restricting foreign currency conversion for fear of “hot money” going into China, have limited and may continue to limit our ability to channel funds to the two VIE entities for their operation. We are exploring options with our PRC counsels and banking institutions in China as to acceptable methods of funding the operation of the two VIEs, including advances from Erye, but there can be no assurance that acceptable funding alternatives will be identified.

Neither Erye nor our other expansion activities into China are expected to generate sufficient excess cash flow to support our platform business or our initiatives in China in the near term.

In October 2008, we were advised that we would receive Federal funding from the Department of Defense to evaluate the potential use of adult stem cell therapy for wound healing. Our budget for the project must not exceed $681,000 and the funds must be distributed to us by October 2010. No funds have been received to date.  In January 2010, we received a Grand Opportunities grant in the amount of $108,746 from the National Institutes of Health to fund research at the University of Michigan to evaluate bone defect repair.

On February 18, 2010, the Company completed a public offering of 5,750,000 shares of the Company's common stock, par value $0.001 per share, (the "Common Stock"), at a price of $1.35 per share for aggregate proceeds of approximately $7,089,125 (net of underwriting discounts, commissions, fees and expenses).

We believe that we will need to raise additional capital to fund the development of advanced stem cell technologies and therapies in the U.S. and China, including the VSELTM technology licensed from the University of Louisville and other regenerative technologies. In the U.S., we currently intend to fund our operating activities through additional financings, including potentially additional warrant and option exercises, the 6% of net profits to which we are entitled from Erye, and, ultimately, the growth of our revenue generating activities in China. In addition, we will continue to seek grants for scientific and clinical studies from the National Institutes of Health and other governmental agencies, but there can be no assurance that we will be successful in obtaining such grants. Our history of losses and liquidity problems may make it difficult to raise additional funds. There can be no assurance that we will be successful in obtaining additional funding on terms acceptable to us or otherwise. Any equity financing may be dilutive to stockholders and debt financing, if available, may involve significant restrictive covenants.  If we are not able to raise additional capital we will need to cut back on certain current planned intiatives.

At October 31, 2009 Erye had a statutory reserve of $1,126,300.  The laws  and  regulations  of the PRC  require  that  before  foreign  invested enterprise  can  legally  distribute  profits,  it must  first  satisfy  all tax liabilities,  provide for losses in previous  years,  and make  allocations,  in proportions  determined at the  discretion of the board of directors,  after the statutory reserves.  To fund its statutory reserve requirement Erye is required to set aside a certain percentage of their accumulated after-tax profit each year, if any, to fund certain mandated reserve funds of at least 10% each year until its reserves have reached at least 50% of its registered capital, The statutory reserves include the surplus reserve fund and the common welfare fund. The amount of statutory reserve at December 31, 2009 was determined to be $1,126,300 and no further allocations were required.

The following table reflects a summary of NeoStem’s contractual cash obligations as of December 31, 2009:

	Total	Less than 1 Year	1- 3 Years	3-5 Years	More than 5 Years
Employement Agreements	$3,468,796	$1,900,430	$1,568,366	$-	$-
Facility Leases	2,370,788	883,287	1,487,501	-	-
License Fees	210,000	30,000	60,000	60,000	60,000
Sponsored Research Agreement with the University of Louisville	75,000	75,000	-	-	-
Consulting Agreements	1,560,082	995,582	564,500	-	-
Design & Construction of Laboratory	2,714,100	2,633,570	80,530	-	-
Director Fees	360,000	360,000
	$10,758,767	$6,877,870	$3,760,897	$60,000	$60,000

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto required to be filed under this Item are presented commencing on page F-1 of this Annual Report on Form 10-K.

NeoStem, Inc. and Subsidiaries
Table of Contents

Page
Report of Independent Registered Public Accounting Firm -
Holtz Rubenstein Reminick LLP	F – 1

Financial Statements:

Consolidated Balance Sheets at December 31, 2009 and 2008	F – 2

Consolidated Statements of Operations
Years Ended December 31, 2009, 2008 and 2007	F – 3

Consolidated Statements of Stockholders’ Equity/ (Deficit)
Years Ended December 31, 2009, 2008 and 2007	F – 4 – F–5

Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007	F – 6 – F–7

Notes to Consolidated Financial Statements	F –8 – F – 29

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
NeoStem, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of NeoStem, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NeoStem, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the results of their operations and cash flows for each of the years in the three year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Holtz Rubenstein Reminick LLP
Melville, New York
March 31, 2010

NEOSTEM, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$7,159,369	$430,786
Restricted Cash	4,714,610	-
Accounts receivable trade, less allowances for doubtful accounts
of $273,600 and $0, respectively	5,725,241	7,193
Inventories	12,979,008	-
Prepaid expenses and other current assets	1,220,990	92,444
Total current assets	31,799,218	530,423

Property, plant and equipment, net	21,299,381	99,490
Intangible assets, net
Goodwill	29,862,123	558,169
Land use rights, net	4,698,567	-
Lease rights	633,136	-
Customer list, net	16,756,147	-
Other intangible assets, net	747,288	636,234
Total intangible assets	52,697,261	1,194,403

Other assets	238,941	-
	$106,034,801	$1,824,316

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Bank loans	$2,197,500	$-
Notes payable	9,793,712	-
Accounts payable	8,263,719	508,798
Accrued liabilities	2,965,525	427,767
Unearned revenues	2,273,105	9,849
Current portion of capitalized lease obligation	-	14,725
Total current liabilities	25,493,560	961,139

Long-term liabilities
Amount due related party	7,234,291	-

COMMITMENTS AND CONTINGENCIES
Convertible Redeemable Series C Preferred stock;	13,720,048	-
8,177,512 shares designated, liquidation value $12.50 per share;
8,177,512 shares issued and outstanding at December 31, 2009 and 0 shares issued and outstanding at December 31, 2008

EQUITY
Shareholders' equity:
Preferred stock; authorized, 20,000,000 shares
Series B convertible redeemable preferred stock,	100	100
liquidation value, 1 share of common stock, $.01 par value;
825,000 shares designated; issued and outstanding,
10,000 shares at December 31, 2009 and 2008
Common stock, $.001 par value; authorized, 500,000,000 shares;	37,193	7,715
issued and outstanding, 37,193,491 December 31, 2009
and 7,715,006 shares at December 31, 2008
Additional paid-in capital	95,709,491	40,849,670
Accumulated deficit	(70,878,816)	(39,994,309)
Accumulated other comprehensive loss	(67,917)	-
Total shareholders' equity	24,800,051	863,176
Non controlling interests	34,786,851	-
Total equity	59,586,902	863,176
	$106,034,801	$1,824,316

The accompanying notes are an integral part of these consolidated financial statements

NEOSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years ended December 31,
	2009	2008	2007

Revenues	$11,565,118	$83,541	$231,664

Direct Costs	7,587,175	31,979	24,847

Gross Profit	3,977,943	51,562	206,817

Research and Development (Including non-cash share-based payment charges totaling $1,374,272 in 2009, $219,982 in 2008, and $0 in 2007)	4,318,805	792,182	-
Selling, general and administrative (Including non-cash share-based payment charges totaling $10,949,725 in 2009, $3,670,437 in 2008, and $4,590,256 in 2007)	23,459,600	8,492,833	10,645,653

Operating loss	(23,800,462)	(9,233,453)	(10,438,836)

Other income (expense):
Other income	52,073	3,044	15,331
Interest expense	(91,261)	(11,662)	(21,968)
	(39,188)	(8,618)	(6,637)

Loss from operations before provision for income taxes and non-controlling interests	(23,839,650)	(9,242,071)	(10,445,473)

Provision for taxes	344,200	-	-
Net Loss	(24,183,850)	(9,242,071)	(10,445,473)

Less - Net income attributable to non-controlling interests	1,088,667	-	-
Net Loss attributable to controlling interests	(25,272,517)	(9,242,071)	(10,445,473)

Preferred Dividends	5,611,989	-	-
Net Loss attributable to common shareholders	$(30,884,506)	$(9,242,071)	$(10,445,473)

Basic and diluted loss per share	$(2.37)	$(1.53)	$(3.18)

Weighted average common shares outstanding	13,019,518	6,056,886	3,284,116

The accompanying notes are an integral part of these consolidated financial statements

NEOSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity/(Deficit)

	Series B Convertible
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interest in Subsidiary	Total
Balance at December 31, 2007	10,000	$100	4,826,055	$4,826	$34,063,506	$-	$(30,752,238)	-	$3,316,194
Issuance of common stock for cash net of offering costs	-	-	2,359,152	2,359	2,894,401			-	$2,896,760
Issuance of common stock to officers and directors	-	-	83,780	84	86,499	-	-	-	$86,583
Issuance of restricted common stock for services	-	-	40,000	40	(40)	-	-	-	$-
Vesting of unearned compensation related to restricted common stock issued for services	-	-	-	-	173,331	-	-	-	$173,331
Issuance of common stock to staff for compensation	-	-	42,014	42	52,909	-	-	-	$52,951
Vesting of unearned compensation related to restricted common stock issued to officers and directors	-	-	-	-	573,146	-	-	-	$573,146
Issuance of common stock for services	-	-	384,157	384	499,900	-	-	-	$500,284
Issuance of common stock purchase warrants for services	-	-	-	-	613,766	-	-	-	$613,766
Compensatory element of stock options issued to staff	-	-	-	-	1,986,103	-	-	-	$1,986,103
Exercise of common stock options	-	-	2,500	2	1,873	-	-	-	$1,875
Issuance of common stock to pay debt	-	-	3,529	4	5,643	-	-	-	$5,647
Forfeiture of restricted common stock	-	-	(26,250)	(26)	(125,336)	-	-	-	$(125,362)
Vesting of unearned compensation related to restricted common stock issued to empoyees	-	-	-	-	23,969	-	-	-	$23,969
Other adjustments	-	-	69	-	-	-	-	-	$-
Net loss						-	(9,242,071)	-	$(9,242,071)
Balance at December 31, 2008	10,000	$100	7,715,006	$7,715	$40,849,670	$-	$(39,994,309)	$-	$863,176

NEOSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity/(Deficit) – (Con’t.)

	Series B Convertible
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interest in Subsidiary	Total
Issuance of common stock to officers and directors	-	-	650,000	650	1,172,600	-	-	-	1,173,250
Vesting of unearned compensation related to restricted common stock issued for services	-	-	-	-	174,250	-	-	-	174,250
Issuance of common stock to staff for compensation	-	-	105,000	105	200,095	-	-	-	200,200
Issuance of restricted common stock for compensation	-	-	200,000	200	(200)	-	-	-	-
Vesting of unearned compensation related to restricted common stock issued to officers and directors	-	-	-	-	342,000	-	-	-	342,000
Issuance of common stock for services	-	-	1,658,392	1,658	2,783,396	-	-	-	2,785,054
Issuance of restricted common stock for services	-	-	182,416	182	(182)	-	-	-	-
Issuance of common stock purchase warrants for services	-	-	-	-	202,710	-	-	-	202,710
Compensatory element of stock options issued to staff	-	-	-	-	7,098,220	-	-	-	7,098,220
Option expense due to extension of term options	-	-	-	-	245,152	-	-	-	245,152
Option expense due to repricing of options	-	-	-	-	36,836	-	-	-	36,836
Warrant expense due to repricing of Warrants	-	-	-	-	66,325	-	-	-	66,325
Value assigned warrants issued in Series D Preferred stock	-	-	-	-	7,931,772	-	-	-	7,931,772
Foreign exchange gain or loss on Assets/Liabilities	-	-	-	-	-	(67,917)	-	-	(67,917)
Conversions of Series D Preferred	-	-	12,932,510	12,933	7,724,515	-	-	-	7,737,448
Acquisition of CBH with non-controlling interest	-	-	-	-	-	-	-	33,698,184	33,698,184
Beneficial Conversion Feature of Series C Convertible Preferred stock	-	-	-	-	5,542,536	-	(5,542,536)	-	-
Exchange of exisitng CBH Warrants for Series E Warrants	-	-	-	-	590,790	-	-	-	590,790
Common stock issued in CBH Merger	-	-	13,750,167	13,750	20,749,006	-	-	-	20,762,756
Non-controlling interest	-	-	-	-	-	-	-	1,088,667	1,088,667
Dividends on Series C Preferred							(69,454)	-	(69,454)
Net loss attributable to controlling interests	-	-	-	-	-	-	(25,272,517)	-	(25,272,517)
Balance at December 31, 2009	10,000	$100	37,193,491	$37,193	$95,709,491	$(67,917)	$(70,878,816)	$34,786,851	$59,586,902

The accompanying notes are an integral part of these consolidated financial statements

NEOSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31,
Cash flows from operating activities:	2009	2008	2007
Net Loss	(24,183,850)	(9,242,071)	(10,445,473)

Adjustments to reconcile net loss to net cash used in
operating activities:
Common Stock, stock options and warrants issued
as payment for compensation, services rendered and interest expense	12,323,997	3,890,419	4,590,256
Depreciation and amortization	577,043	115,961	53,778
Bad debt expense / (recovery)	(90,216)	21,500	19,500
Unearned revenues	-	6,947	482
Deferred acquisition costs	-	-	1,254
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,796,691	(46,197)	34,810
Accounts receivable	571,689	(4,088)	(35,055)
Inventory	(2,427,095)	-	-
Other assets	(238,941)	-	-
Unearned revenues	1,991,816	-	-
Payments to related party	(243,777)	-	-
Accounts payable, accrued expenses
and other current liabilities	1,274,621	525,364	(351,976)

Net cash used in operating activities	(8,648,022)	(4,732,165)	(6,132,424)

Cash flows from investing activities:
Cash received in connection with acquisition of technology	-	-	271,000
Cash associated with Merger	696,456	-	-
Acquisition of property and equipment	(2,387,555)	(9,785)	(117,893)
Net cash provided by/(used) in investing activities	(1,691,099)	(9,785)	153,107

Cash flows from financing activities:
Net proceeds from issuance of Series D Preferred Stock	15,669,220	-	-
Net proceeds from issuance of capital stock	-	2,898,635	7,939,306
Proceeds from bank loan	2,197,500	-	-
Restricted cash pledged as collateral for bank loan	(959,890)	-	-
Proceeds from notes payable	2,918,269	131,617	337,120
Repayment of notes payable	-	(136,337)	(408,712)
Payment of capitalized lease obligations	(14,726)	(25,406)	(20,829)
Proceeds from sale of convertible debentures	(2,742,669)	-	-
Net cash provided by financing activities	17,067,704	2,868,509	7,846,885

Net increase/(decrease) in cash and cash equivalents	6,728,583	(1,873,441)	1,867,568

Cash and cash equivalents at beginning of year	430,786	2,304,227	436,659
Cash and cash equivalents at end of year	$7,159,369	$430,786	$2,304,227

The accompanying notes are an integral part of these consolidated financial statements

NEOSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows - continued

	Years ended December 31,
	2009	2008	2007

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$23,137	$11,662	$21,968

Supplemental schedule of non-cash investing and financing activities
Issuance of Common Stock for services rendered	2,785,054	500,284	386,514
Compensatory element of stock options	7,321,106	1,986,103	2,207,816
Issuance of non-vested restricted Common Stock for compensation	-	-	1,446,957
Shares issued to Officers and Directors for Compensation	1,173,250	-	-
Issuance of Common Stock for compensation	200,200	139,534	55,410
Expense related to restricted shares vesting	516,250	770,447	1,561,730
Forfeiture of restricted stock grant		(125,362)	-
Issuance of Common Stock purchase warrants for services	269,035	613,767	213,786
Issuance of non-vested restricted Common Stock for services	-	72,800	481,910
Issuance of Common Stock for purchase of Stem Cell Technologies, Inc.	-	-	940,000
Issuance of Common Stock for capital commitment	-	-	165,000
Issuance of Common Stock for debt	-	5,646	-
Issuance of common stock for CBH acquisition	20,762,753	-	-
Issuance of warrants for CBH acquisition	590,790	-	-
Issuance of common stock for the conversion of the Series D preferred stock	15,669,220	-	-
Issuance of Series C preferred stock for CBH acquisition	8,177,512
Modification of the terms of options and warrants outstanding	59,102	-	-
Preferred Stock Dividend	5,611,989	-	-

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

In 2009, through our expansion efforts within China and with the acquisition of a controlling interest in Suzhou Erye Pharmaceuticals Company Ltd.(“ Erye”), we transitioned into a multi-dimensional international biopharmaceutical company with product and service revenues, global research and development capabilities and operations in three distinct business units: (i) U.S. adult stem cells, (ii) China adult stem cells, and (iii) China pharmaceuticals, primarily including antibiotics. These business units are expected to provide platforms for the accelerated development and commercialization of innovative technologies and products in both the U.S. and China.

In the U.S. we are a leading provider of adult stem cell collection, processing and storage services enabling healthy individuals to donate and store their stem cells for personal therapeutic use. Similar to the banking of cord blood, pre-donating cells at a younger age helps to ensure a supply of one’s own stem cells should they be needed for future medical treatment. Our current network of U.S. adult stem cell collection centers is focused primarily on the Southern California and Northeast markets. During 2010 we have begun to enter into new agreements for collection centers with the goal of expanding our coverage to ten centers by the end of 2010. Each collection center agreement is effectively a license that grants a physician practice the right to participate in our stem cell collection network and access to our stem cell banking technology, which includes our know-how, trade secrets, copy rights and other intellectual property rights owned by us and utilized in connection with the delivery of stem cell collection services.  Our stem cell banking technology is proprietary and the subject of pending patent applications.  The terms of NeoStem’s collection center agreements are substantially similar. NeoStem grants to each physician practice serving as a collection center a non-exclusive license to use its trademarks and intellectual property but otherwise retains all rights thereto, and each collection center is bound by confidentiality obligations to NeoStem and non-competition provisions. NeoStem provides adult stem cell processing and storage services, as well as expertise and certain business, management and administrative services of a non-clinical nature in support of each physician practice serving as a collection center. In each case, the physician practice agrees that NeoStem will be its exclusive provider of adult stem cell processing and storage, management and other specified services. The agreements also make clear that since NeoStem is not licensed to practice medicine, NeoStem cannot and does not participate in clinical care or clinical decision making, both of which are exclusively the responsibility of the collection center (i.e., the responsibility of the physician or the medical practice).  The agreements provide for the payment to NeoStem by the collection center of specified fees that typically include upfront licensing fees and license maintenance fees.  As part of the licensing program, NeoStem also provides marketing and administrative support services. NeoStem does not have any equity or other ownership interest in any of the physician medical practices that serve as collection centers.  Each of the agreements is for a multi-year period, depending on the particular center, and typically has an automatic renewal provision for consecutive one year periods at the end of the initial term that also permits either party to terminate prior to renewal. The agreements may also relate to a territory from which patients seek collection services. The agreements contain insurance obligations and indemnification provisions, limitations on liability, non-compete provisions and other standard provisions. Generally, the agreements may be terminated by either party with prior written notice in the event of an uncured material breach by the other party and may be terminated by either party in the event of the other party’s bankruptcy, insolvency, receivership or other similar circumstances, or, depending on the agreement, certain other specified occurrences.

In 2009, we began several China-based, adult stem cell initiatives including: (i) creating a separate China-based stem cell operation, (ii) constructing a stem cell research and development laboratory and processing facility in Beijing, (iii) establishing relationships with hospitals to provide stem cell-based therapies, and (iv) obtaining product licenses covering several adult stem cell therapeutics focused on regenerative medicine. In 2010, we expect to begin offering stem cell banking services and certain stem cell therapies to patients in China, as well as to foreigners traveling to China seeking medical treatments that are either unavailable or cost prohibitive in their home countries.

The cornerstone of our China pharmaceuticals business is the 51% ownership interest we acquired in Erye in October 2009. On October 30, 2009, China Biopharmaceuticals Holdings, Inc. (“CBH”) merged with and into CBH Acquisition LLC (“Merger Sub”), a wholly-owned subsidiary of NeoStem, with Merger Sub as the surviving entity (the “Merger”). As a result of the Merger, NeoStem acquired CBH’s 51% ownership interest in Erye, a Sino-foreign joint venture with limited liability organized under the laws of the People’s Republic of China.  Erye was founded more than 50 years ago and represents an established, vertically-integrated pharmaceutical business. Historically, Erye has concentrated its efforts on the manufacturing and distribution of generic antibiotic products and has received more than 160 production certificates from the State Food and Drug Administration of China (“SFDA”), covering both antibiotic prescription drugs and active pharmaceutical intermediates.

Note 2 – Summary of Significant Accounting Policies
Principles of Consolidation: The consolidated financial statements include the accounts of NeoStem, Inc. (a Delaware corporation) and its wholly-owned and partially owned subsidiaries as listed below:

Entity	Percentage of Ownership	Location
NeoStem Inc.	Parent Company	United States of America
NeoStem Technologies, Inc.	100%	United States of America
Stem Cell Technologies, Inc.	100%	United States of America
NeoStem (China) Inc.	100%	People’s Republic of China
Qingdao Niao Bio-Technology Ltd.*	*	People’s Republic of China
Beijing Ruijiao Bio-Technology Ltd.*	*	People’s Republic of China
China Biopharmaceuticals Holdings, Inc. (Merger Sub)	100%	United States of America

Suzhou Erye Pharmaceuticals Company Ltd.	51% owned by Merger Sub	People’s Republic of China

* Because certain PRC regulations currently restrict foreign entities from holding certain licenses and controlling certain businesses in China, we have created a wholly foreign-owned entity, or WFOE, NeoStem (China), to implement our expansion initiatives in China. To comply with China’s foreign investment regulations with respect to stem cell-related activities, these business initiatives in China are conducted via two Chinese domestic entities, Qingdao Niao Bio-Technology Ltd., or Qingdao Niao, and Beijing Ruijieao Bio-Technology Ltd., or Beijing Ruijieao, that are controlled by the WFOE through various contractual arrangements and under the principles of consolidation we consolidate 100% of their operations.

Noncontrolling interests:  Effective January 1, 2009, the Company adopted Financial Accounting Standard Board (“FASB”) accounting standard regarding non-controlling interest in consolidated financial statements. Certain provisions of this accounting standard are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of non-controlling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity. Further, as a result of adoption this accounting standard, net income attributable to non-controlling interests is now excluded from the determination of consolidated net income.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash Equivalents: Short-term cash investments, which have a maturity of ninety days or less when purchased, are considered cash equivalents.

Concentrations of Risk: Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash. Cash includes cash on hand and demand deposits in accounts maintained with banks within the People’s Republic of China and the United States. The Company places its cash accounts with high credit quality financial institutions, which at times may be in excess of the FDIC insurance limit. Total cash in these banks at December 31, 2009 and 2008 amounted to $7,159,369 and $430,786 of which $431,717 and $27,740 deposits are federally-insured, respectively of which $296,989 and 28,955 are covered by such insurance.  The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. At December 31, 2009 the Company had invested approximately $1,031,000 in money market accounts

As of October 31, 2009 the Company was selling pharmaceutical products to pharmacies and hospitals. There is no sales concentration risk for the Company since there are no sales to one customer individually accounting for more than 10% of the total sales revenue for the twelve months ended December 31, 2009 and the two months ended December 31, 2009.

For the two months ended December 31, 2009 as a result of the acquisition of CBH, two major suppliers provided approximately 23.0% of the Company’s purchases of raw materials with each supplier individually accounting for 12% and 11%, respectively. As of December 31, 2009, the total accounts payable to the two major suppliers was $789,000, 10% of the total accounts payable.

For the twelve months ended December 31, 2008 there were no suppliers which supplied more than 10% of the Company’s supplies or raw materials.

Restricted Cash:  Restricted cash represents cash required to be deposited with banks for the balance of bank notes payable but are subject to withdrawal with restrictions according to the agreement with the bank and saving accounts. The required deposit rate is approximately 30-50% of the notes payable. Given the nature of the restricted cash, it is reclassified as a financing activity in Statement of Cash Flows.

Accounts Receivable: Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables. Management’s judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, the Company analyzes the aging of accounts receivables balances, historical bad debts, customer concentration and credit-worthiness, current economic trends and changes in the Company’s customer payment terms. Significant changes in customer concentrations or payment terms, deterioration of customer credit-worthiness or weakening economic trends could have a significant impact on the collectability of the receivables and the Company’s operating results. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance may be required. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. There were allowance for doubtful accounts necessary at December 31, 2009 and 2008 in the amount of $273,600 and $0 respectively.

Inventories: Inventories are stated at the lower of cost or market using the first-in, first-out basis. The Company reviews its inventory periodically for possible obsolescence or to determine if any reserves are necessary.

Inventories consisted of the following:

	December 31, 2009	December 31, 2008
Raw materials and supplies	$6,338,826	$-
Work in process	666,720	-
Finished goods	5,973,462	-
Total inventory	$12,979,008	$-

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

Property and equipment consisted of the following:

	December 31, 2009	December 31, 2008
Machinery and Equipment	$3,317,309	$-
Lab Equipment	704,154	102,295
Furniture and Fixtures	273,171	72,288
Vehicles	75,317	-
Software	81,704	77,244
Leasehold Improvements	58,425	-
Construction in Progress	17,075,057	-
	21,585,137	251,827
Accumulated Depreciation	(285,756)	(152,337)
	$21,299,381	$99,490

Construction-In-Progress: Construction-in-progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. Interest incurred during the period of construction, if material, is capitalized. Construction-in-progress is not depreciated until the assets are completed and placed into service.

Erye is constructing a new factory and will relocate to the new place after the entire project is completed. Construction in progress is related this production facility and is being built in accordance with the PRC’s Good Manufacturing Practices (“GMP”) Standard. The Company expects that the construction will be completed in 2011 however certain elements of the project will be completed and put into service in 2010, the estimated additional cost to be completed will be approximately $13.0 million. No depreciation is provided for construction-in-progress until such time the assets are completed and placed into service.

As of December 31, 2009, the Company had construction-in-progress amounted to $17,075,057 and. For the two months ended December 31, 2009 the Company capitalized interest as part of construction-in-progress amounted to $61,700.

Income Taxes: The Company, in accordance with ASC 740-10 (formerly SFAS 109, “Accounting for Income Taxes,”) recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an enterprise’s financial statement or tax returns. We continue to evaluate under guidance provided by the ASC, the accounting for uncertainty in tax positions.  The guidance requires companies to recognize in their financial statements the impact of a tax position if the position is more likely than not of being sustained on audit. The position ascertained inherently requires judgment and estimates by management.  For the twelve months ended December 31, 2009 and 2008, we do not believe we have any material uncertain tax positions that would require us to measure and reflect the potential lack of sustainability of a position on audit in our financial statements. We will continue to evaluate our tax positions in future periods to determine if measurement and recognition in our financial statements.

Comprehensive Income (Loss): Refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.  At December 31, 2009 a $67,917 exchange rate loss was recognized which has been reflected on the balance sheet as accumulated other comprehensive loss as a separate component of stockholder’s equity, in accordance with the consolidation of a foreign operation.  At December 31, 2008 there were no such adjustments required.

Goodwill: Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. The Company reviews recorded goodwill for potential impairment annually or upon the occurrence of an impairment indicator. The Company performed its annual impairment tests as of December 31, 2009 and determined no impairment exists. The Company will perform its future annual impairment as of the end of each fiscal year, or earlier if circumstances would indicate. Below is a recap of the changes in Goodwill for the twelve months ended 12/31/2009:

Balance 12/31/2008	$558,169
Increase in Goodwill due to Acquisition of CBH	29,303,954
Balance 12/31/2009	$29,862,123

Intangible Asset - patent rights: ASC 350-10 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless those lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Definite-lived intangible assets, which consist of patents and rights associated primarily with the VSELTM Technology which constitutes the principal assets acquired in the acquisition of Stem Cell Technologies, Inc., have been assigned a useful life and are amortized on a straight-line basis over a period of twenty years.

Intangible asset - Land Use Rights: According to Chinese law, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 40 to 50 years.

Intangible asset – product rights - approved Drugs:  The Company obtained various official registration certificates or official approvals for clinical trials representing patented pharmaceutical formulas. No amortization is recorded when the Company intends to and has the ability to sell the patent or formulas within two months; otherwise the patent costs will be subject to amortization over its estimated useful life period, generally fifteen years. Such costs comprise purchase costs of patented pharmaceutical formulas and costs incurred for patent application. Product rights are accounted for on an individual basis.

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

Earnings Per Share: Basic (loss)/earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net (loss)/income available to common stockholders by the weighted average shares outstanding during the period. Diluted (loss)/earnings per share, which is calculated by dividing net (loss)/income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented as it is anti-dilutive in all periods presented. For the twelve months ended December 31, 2009 and 2008 the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of earnings per share. At December 31, 2009 and 2008 the Company had common stock equivalents outstanding as follows:

	December 31,	December 31,
	2009	2008
Stock Options	9,990,574	1,725,300
Warrants	19,838,802	5,322,333
Series C Preferred Stock, Common stock equivalents	9,086,124	-

Advertising Policy: All expenditures for advertising are charged against operations as incurred. Advertising costs for the twelve months ended December 31, 2009 and 2008 amounted to $180,758 and $264,148, respectively.

Revenue Recognition: The Company initiated the collection and banking of autologous adult stem cells in the fourth quarter of 2006. The Company recognizes revenue related to the collection and cryopreservation of autologous adult stem cells when the cryopreservation process is completed which is generally twenty four hours after cells have been collected. Revenue related to advance payments of storage fees is recognized ratably over the period covered by the advanced payments. The Company earns revenue, in the form of license fees, from physicians seeking to establish autologous adult stem cell collection centers. These license fees are typically billed upon signing of the collection center agreement and qualification of the physician by the Company’s credentialing committee and at various times during the term of license agreement based on the terms of the specific agreement. During the quarter ended June 30, 2009, the Company modified its revenue recognition policy relative to these license fees to recognize such fees as revenues ratably over the appropriate period of time to which the revenue element relates. Previously these license fees were recognized in full when agreements were signed and the physician had been qualified by the Company’s credentialing committee. This modification of our revenue recognition policy did not have a material impact on our results of operations. The Company also receives licensing fees from a licensee for use of our technology and knowledge to operate an adult stem cell banking operation in China, which licensing fees are recognized as revenues ratably over the appropriate period of time to which the revenue element relates. In addition, the Company earns royalties for the use of its name and scientific information in connection with its License and Referral Agreement with Promethean Corporation (see “Related Party Transactions” below), which royalties are recognized as revenue when they are received.

The Company recognizes revenue from product sales when title has passed, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable, and the collection of the related receivable is probable which is generally at the time of shipment.

Revenue was made up of the following product categories.

	For the year ended
	December 31,
	2009	2008	2007
Revenue
Prescription drugs and intermediary pharmaceutical products	$11,347,949	$-	$-
Stem Cell Revenues	172,078	83,541	231,664
Other Revenues	45,091	-	-
	$11,565,118	$83,541	$231,664

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

The Company determined the fair value of funds invested in short term investments, which are available for sale and included in prepaid and other current assets on the balance sheet at December 31, 2009,  to be level 1 inputs measured by quoted prices of the securities in active markets. The Company determined the fair value of funds invested in money market funds to be level 2 inputs, which does not entail material subjectivity because the methodology employed does not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets. The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009.

	Carrying Value	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Money Market Funds	$1,030,980	$-	1,030,980	-

Short term investments	$287,333	$287,333	-	-

Foreign Currency Translation: As the Company’s Chinese pharmaceutical business is a self-contained and integrated entity, and the Company’s Chinese stem cell business’ future cash flow is expected to be sufficient to service its additional financing requirements, the Chinese subsidiaries’ functional currency is the Renminbi (“RMB”), and the Company’s reporting currency is the US dollar.  Results of foreign operations are translated at the average exchange rates during the period, assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of each reporting period. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China.

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders’ equity and amounted to $67,917 and $0 as of December 31, 2009 and 2008, respectively. Assets and liabilities at December 31, 2009 were translated at 6.826 RMB to 1 US dollar. The average translation rates applied to income statement accounts and the statement of cash flows for the two months ended December 31, 2009 were 6.818 RMB to 1 US dollar.

Economic and Political Risks: The Company faces a number of risks and challenges since a significant amount of its assets are located in China and its revenues are derived primarily from its operations in China. China is a developing country with a young economic market system overshadowed by the state. Its political and economic systems are very different from the more developed countries and are still in the stage of change. China also faces many social, economic and political challenges that may produce major shocks and instabilities and even crises, in both its domestic arena and its relationship with other countries, including but not limited to the United States. Such shocks, instabilities and crises may in turn significantly and negatively affect the Company’s performance.

Research and Development Costs:  Research and development (“R&D”) expenses include salaries, benefits, and other headcount related costs, clinical trial and related clinical manufacturing costs, contract and other outside service fees, and facilities and overhead costs. R&D costs are expensed when incurred.

Under the guidance of the FASB’s accounting standard regarding research and development costs, the Company expenses the costs associated with the research and development activities when incurred.

Shipping and Handling Costs; Shipping and handling costs related to costs of goods sold are included in cost of goods and were $83,217 and $0 for the twelve months ended December 31, 2009 and 2008, respectively.

Note 3 – Recent Accounting Pronouncements
In April 2009, the FASB issued ASC 805-10,805-20 and 805-30 (formerly FASB Staff Position No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies) (“ASC 805”). ASC 805 amends and clarifies ASC 805 (formerly SFAS No. 141(R)). ASC 805 requires an acquirer to recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the fair value cannot be determined during the measurement period, an asset or a liability shall be recognized at the acquisition date if the asset or liability can be reasonably estimated and if information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date ASC 805 amends the disclosure requirements of ASC 805  to include business combinations that occur either during the current reporting period or after the reporting period but before the financial statements are issued. ASC 805 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years.  The adoption of ASC 805 has resulted in NeoStem expensing currently pre-merger costs associated with the proposed merger with China Biopharmaceuticals Holdings, Inc., which amounted to $2,778,000 for the year ended December 31, 2009.

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

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R). Statement 167 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation No. 46(R) , Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51 . Additionally, Statement 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. We will adopt Statement 167 in 2010 and are currently evaluating the impact of its pending adoption on our consolidated financial statements.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (“ASC”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The ASC does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the ASC will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The ASC was effective for us during our interim period ending September 30, 2009 and did not have an impact on our financial condition or results of operations.

Note 4 – Acquisitions
 In November 2007, the Company entered into an acquisition agreement with UTEK Corporation ("UTEK") and Stem Cell Technologies,  Inc., a wholly-owned subsidiary  of UTEK  ("SCTI"),  pursuant to which the Company  acquired  all the issued  and  outstanding  common  Stock of SCTI in a  stock-for-stock  exchange. Pursuant to a license agreement (the "License  Agreement")  between SCTI and the University of Louisville Research Foundation  ("ULRF"),  SCTI owns an exclusive, worldwide license to a technology  developed by researchers at the University of Louisville to identify and isolate rare stem cells from adult human bone marrow, called VSELs (very small  embryonic  like) stem cells.  Concurrent with the SCTI acquisition, NeoStem entered into a sponsored research agreement (the "SRA") with ULRF, which has been amended from time to time,under which NeoStem is supporting further research in the laboratory of Mariusz Ratajczak, M.D., Ph.D., a co-inventor of the VSEL technology and head of the Stem Cell Biology Program at the James Graham Brown Cancer Center at the University of Louisville.  SCTI was funded with $271,000, in cash, by UTEK. In consideration for the acquisition, the Company issued to UTEK 400,000 unregistered shares of its Common Stock, par value $0.001 per share for all the issued and outstanding common stock of SCTI. The total value of the transaction was $940,000 and $669,000 was capitalized as an intangible asset. SCTI was founded in November 2007 for the express purpose of acquiring this technology and there were no other significant operations conducted by SCTI before NeoStem acquired the company from its shareholder.

On October 30, 2009, China Biopharmaceuticals Holdings, Inc. (“CBH”) merged with and into CBH Acquisition LLC (“Merger Sub”), a wholly-owned subsidiary of NeoStem, with Merger Sub as the surviving entity (the “Merger”) in accordance with the terms of the Agreement and Plan of Merger, dated November 2, 2008, as amended (“Merger Agreement”) by and between NeoStem, Merger Sub, CBH and China Biopharmaceuticals Corp., a wholly-owned subsidiary of CBH (“CBC”).  As a result of the Merger, NeoStem acquired CBH’s 51% ownership interest in Suzhou Erye Pharmaceuticals Company Ltd. (“Erye”), a Sino-foreign joint venture with limited liability organized under the laws of the People’s Republic of China.  Erye specializes in research and development, production and sales of pharmaceutical products, as well as chemicals used in pharmaceutical products.  Erye, which was founded more than 50 years ago, currently manufactures and has received more than 160 production certifications from the SFDA covering both antibiotic prescription drugs and active pharmaceutical intermediaries.   Suzhou Erye Economy and Trading Co. Ltd. (“EET”) owns the remaining 49% ownership interest in Erye.  Merger Sub and EET have negotiated a revised joint venture agreement, which, has been approved by the requisite PRC governmental authorities.

Pursuant to the terms of the Merger Agreement, NeoStem issued an aggregate of 13,608,009 shares of Common Stock and 8,177,512 shares of Series C Convertible Preferred Stock in exchange for outstanding CBH securities.  All of the shares of common stock of CBH issued and outstanding immediately prior to the effective time of the Merger were converted into the right to receive, in the aggregate, 7,150,000 shares of common stock of NeoStem, or an exchange ratio of 0.1921665, the fair value of these shares were $10,796,500.

All of the shares of CBH Series B Convertible Preferred Stock issued and outstanding immediately prior to the merger (which shares were held by Rim Asia Capital Partners L.P. (“RimAsia”)) were converted into the right to receive, in the aggregate, (i) 6,458,009 shares of NeoStem Common Stock and (ii) 8,177,512 shares of Series C Convertible Preferred Stock of NeoStem, each with a liquidation preference of $1.125 per share and initially convertible into 9,086,124 shares of NeoStem Common Stock at an initial conversion price of $0.90 per share (the 6,458,009 shares of Common Stock and the 8,177,512 shares of Series C Convertible Preferred Stock being included in the aggregate numbers set forth in the prior paragraph).  In connection therewith, all outstanding warrants to purchase shares of CBH Common Stock held by RimAsia immediately prior to the Effective Time were cancelled.  Warrants to purchase shares of CBH Common Stock (other than warrants held by RimAsia) were replaced with new NeoStem Class E warrants or were otherwise cancelled in accordance with the terms of such holder’s existing warrant.  Class E warrants to purchase an aggregate of 192,308 shares of NeoStem common stock at an exercise price of $6.50 per share and an aggregate of 1,410,883 shares of NeoStem common stock at an exercise price of $6.56 per share, are effectively outstanding as of October 30, 2009 were scheduled to expire no later than March 10, 2010, with a fair value of $590,800 The fair value of the common stock issued to RimAsia was $9,751,600 and the fair value of the Series C Preferred Stock was $13,720,012. The fair value of the Series C Convertible Preferred Stock has been allocated to the two economic elements of the Series C Convertible Preferred stock; the fair value of the beneficial conversion feature of the preferred stock to NeoStem Common Stock is $5,542,500 and the fair value of the preferred stock is $8,177,512.

The fair value of the identifiable net assets acquired in the merger was $39,467,800. The equities issued as consideration by NeoStem was $35,073,600, the fair value of the non-controlling interests of Erye was $33,698,200 and the Company recorded goodwill in the amount of $29,303,900. The goodwill that has been created by this acquisition is reflective of values and opportunities of expanded access to healthcare in the Peoples Republic of China, the designation of certain antibiotics as essential medicines in China, and that a majority of Erye’s antibiotics are on the central or provincial governments’ drug formularies. Due to the structure of the transaction none of the Goodwill is expected to be tax deductible.

The summary of assets acquired and liabilities assumed on October 30, 2009 are as follows:

Cash & Restricted Cash	$4,451,200
Accounts Receivabe	6,199,500
Inventory	10,551,900
Other Current Asset	2,925,805
Property, Plant & Equipment	18,946,200
Intangibles	22,642,095
Goodwill	29,304,000

Accounts Payable	$6,256,800
Other Liabilities	2,895,900
Notes Payable	9,618,100
Amounts due Related Party	7,478,100

The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition.  The estimated purchase price allocation is subject to revision based on additional valuation work that is being conducted.  The final allocation is pending the receipt of this valuation work and the completion of the Company’s internal review, which is expected during fiscal 2010.

Presented below is the unaudited proforma information as if the acquisition had occurred at the beginning of the years ended December 31, 2009, 2008 and 2007, respectively:

	2009	2008	2007
Revenue	$61,627,969	$49,811,084	$31,724,661

Net Loss	(26,434,988)	(6,720,254)	(10,418,121)

Net loss per share	$(1.07)	$(0.34)	$(0.60)

Note 5 – Intangible Asset

At December 31, 2009 our intangible assets consisted of patent applications and rights associated with the VSEL Technology which constitutes the principal assets acquired in the acquisition of Stem Cells Technologies, Inc.; patent rights owned by Erye, land use rights associated with the Eyre’s new manufacturing plant currently under construction, a lease right between Erye and Erye Economic Trade (the 49% shareholder of Erye) for the use of Erye’s current manufacturing plant in Suzhou and Erye’s customer list. In connection with determining the fair value of the assets of CBH and Erye the fair value of certain assets, not previously recorded on the balance sheet of Erye, was determined and include the lease right between Eyre and Erye Economic Trading for the use of the current production facility and Erye’s customer list.

As of December 31, 2009 and 2008, the Company’s intangible assets and related accumulated amortization consisted of the following:

	Useful Life	December 31, 2009			December 31, 2008
Intangible assets obtained in the CBH acquisition
Land use rights	49	$ 4,753,004	$ (54,437)	$ 4,698,567	$ -	$ -	$ -
Lease rights	2	690,694	(57,558)	633,136	-	-	-
Customer list	10	17,040,149	(284,002)	16,756,147	-	-	-
Patents	9	150,332	(2,733)	147,599	-	-	-
Intangible assets obtained in the Stem Cell Technologies, Inc.
VSEL patent rights	15	672,777	(73,088)	599,689	672,777	(36,544)	636,233

Total Intangible Assets		$ 23,306,956	$ (471,818)	$ 22,835,138	$ 672,777	$ (36,544)	$ 636,233

Estimated amortization expense for the five years subsequent to December 31, 2009 is as follows:

Years Ending December 31,
2010	$2,198,848
2011	2,141,273
2012	1,852,389
2013	1,852,389
2014	1,852,389
Thereafter	$12,937,850

The remaining weighted-average amortization period as of December 31, 2009 is 11 years.

Note 6– Accrued Liabilities
Accrued liabilities are as follows:

	December 31,
	2009	2008

Professional fees	$116,787	$136,843
Salaries and related taxes	531,655	250,000
Taxes payable	1,842,007	-
Franchise Taxes	138,982	-
Dividends Payable	69,453	-
Rent Expense	69,111	-
Warrant liability	35,995	-
Collection Cost	85,163	-
Other	76,372	40,924
	$2,965,525	$427,767

Note 7 – Notes Payable
In order to move forward certain research and development activities, strategic relationships in various clinical and therapeutic areas as well as to support activities related to the Company’s proposed merger (the “Merger”) with China Biopharmaceuticals Holdings, Inc., other initiatives in China as well as other ongoing obligations of the Company, on February 25, 2009 and March 6, 2009, respectively, the Company issued promissory notes to RimAsia Capital Partners L.P. (“RimAsia”), a principal stockholder of the Company, in the principal amounts of $400,000 and $750,000, respectively.  The notes bore interest at the rate of 10% per annum and were due and payable on October 31, 2009, except that all principal and accrued interest on the Notes was immediately due and payable in the event the Company raised over $10 million in equity financing prior to October 31, 2009.  The notes contained standard events of default and in the event of a default that was not subsequently cured or waived, the interest rate would increase to a rate of 15% per annum and, at the option of RimAsia and upon notice, the entire unpaid principal balance together with all accrued interest thereon would be immediately due and payable.  The notes or any portion thereof could be prepaid at any time and from time to time at the discretion of the Company without premium or penalty. On April 9, 2009 these notes and the related accrued interest were repaid from the proceeds of an $11 million offering of units consisting of shares of the Company’s Series D Convertible Redeemable Preferred Stock and warrants to purchase shares of Common Stock.

In December, 2009, in order to facilitate working capital requirements in China, NeoStem (China) issued a promissory note to the Bank of Rizhao Qingdao Branch in the amount of RMB 4,400,000 ($643,700). The note is due on June 21, 2010 and bears an interest rate of 4.05%. The loan is collateralized by cash in a restricted bank account totaling 5,189,400 RMB (approximately $759,200). In addition, in January, 2010 NeoStem (China) entered into a pledge agreement with the bank pledging all of its interest in its VIE’s as additional collateral for the loan.

The Company’s subsidiary Erye has 62,457,000 RMB ($9,150,000) of notes payables as of December 31, 2009. Notes are payables to the banks who issue bank notes to Erye’s creditors. Notes payable are interest free and usually mature after a three to six months period.  In order to issue notes payable on behalf of the Company, the banks required collateral, such as cash deposit which was approximately 30%-50% of notes to be issued, or properties owned by companies. As December 31, 2009, 26,999,300 RMB (approximately $3,955,400) of restricted cash were put up for collateral for the balance of notes payable which was approximately 40.4% of the notes payable the Company issued, and the remaining of the notes payable is collateralized by pledging the land use right the Company owned amounted to approximately $1,840,000 as of December 31, 2009.

Note 8 – Convertible Redeemable Series C Preferred Stock
On October 30, 2009 pursuant to the terms of the Merger Agreement, the Company issued 8,177,512 shares of Series C Convertible Preferred Stock in exchange for certain outstanding CBH securities.  The terms and conditions of the Series C Preferred Stock are as follows:

The holders of shares of Convertible Redeemable Series C Preferred Stock (“Series C Preferred Stock”) are entitled to receive an annual dividend of 5% of the Agreed Stated Value, payable annually on the first day of January. Payment of the annual dividend may be either in cash or in kind as determined by the NeoStem Board of Directors. The annual dividend shall be cumulative and shall begin to accrue on outstanding shares of Series C Preferred Stock from and after the date of issuance. In the event of a liquidation of NeoStem, after payment or provision for payment of debts and other liabilities of NeoStem, the holders of the Series C Preferred Stock then outstanding shall be entitled to be paid out of the assets of NeoStem available for distribution to its stockholders, before and in preference to any payment or declaration and setting apart for payment of any amount shall be made in respect of any junior stock, an amount equal to $1.125 per share plus an amount equal to all accrued dividends unpaid thereon, whether or not declared. All shares of Series C Preferred Stock shall rank as to payment upon the occurrence of any liquidation event senior to the NeoStem Common Stock and, unless the terms of such other series shall provide otherwise, senior to all other series of the NeoStem Preferred Stock. Each share of the Series C Preferred Stock shall be convertible, at the option of the holder thereof, without the payment of additional consideration, into such number of fully paid and non-assessable shares of the NeoStem Common Stock equal to the quotient obtained by dividing $1.00 per share plus all accrued dividends unpaid thereon, whether or not declared, together with any other dividends declared but unpaid thereon, by $0.90, subject to adjustment. Beginning any time after the date of issuance of the Series C Preferred Stock, if the closing price of the sale of shares of NeoStem Common Stock on the NYSE Amex (or NeoStem’s principal securities exchange, if other than the NYSE Amex) exceed $2.50 per share, subject to adjustment, for a period of 20 out of 30 consecutive trading days, and if the dollar value of the trading volume of the NeoStem Common Stock for each day during such 20 out of 30 consecutive trading days equals or exceeds $250,000, NeoStem may require the holders of Series C Preferred Stock to convert such stock to NeoStem Common Stock, on ten days notice, based on the conversion price. Prior to the seventh anniversary of issuance of the Series C Preferred Stock, NeoStem may at the option of the NeoStem Board of Directors and after giving the holders of shares Series C Preferred Stock an opportunity to convert all their shares of Series C Preferred Stock into shares of NeoStem Common Stock, redeem in whole, but not in part, all the shares of Series C Preferred Stock then outstanding by paying in cash, for each share, an amount equal to the sum of the original issue price and all accrued but unpaid annual dividends. At any time following the seventh anniversary of the issuance of the Series C Preferred Stock, following the written request of the holders of not less than a majority of the shares of  Series C Preferred Stock then outstanding, NeoStem shall redeem all of the shares of Series C Preferred Stock (or, if less, the maximum amount it may lawfully redeem) by paying in cash, for each share, an amount equal to the sum of the original issue price and all accrued but unpaid annual dividends on such share. Based on these terms the Company has classified the Series C Preferred Stock as temporary equity on its balance sheet. The total fair value of the Series C Preferred Stock was approximately $13,720,000. The value of the Series C Convertible Preferred Stock has been allocated to the two economic elements of the Series C Convertible Preferred stock; the value of the beneficial conversion feature of the preferred stock to NeoStem Common Stock is $5,542,500 and the value of the preferred stock is $8,177,500. The Series C Convertible Preferred shareholders are not required to hold the preferred stock for any minimum period of time before exercising the conversion feature therefore the value of the beneficial conversion feature has been recognized immediately as a dividend of $5,542,500.

Note 9 – Series D Mandatorily Redeemable Convertible Preferred Stock
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

  Note 10 – Stockholders’ Equity

Common Stock:

The authorized Common Stock of the Company is 500 million shares, par value $0.001 per share.

In June and July  2007, the Company issued, under the 2003 EPP,  3,000 shares of its Common Stock, in each month, with a total fair value of $16,410,  to a consultant for certain management services rendered to the Company, resulting in a charge to operations of $1,410 and $15,000 respectively. In August 2007, this consultant was hired as an executive officer of the Company and in connection with this hiring was issued by the Company, under the 2003 EPP, 10,000 shares of its Common Stock as a hiring incentive.  One half of these shares vested immediately and the remainder was scheduled to vest in one year on the anniversary date of the hiring date. The issuance of these shares thus resulted in a charge to operations of $28,896 and $4,375 in 2007 and 2008, respectively. In 2008 this executive officer left the Company and forfeited 5,000 of such shares, and as a result the Company credited operations for $8,020 of compensation expense previously recognized relating to these forfeited shares

In August 2007, the Company issued, under the 2003 EPP, 24,000 shares of its Common Stock, with a fair value of $120,000, to a consultant for certain management services rendered to the Company, 18,000 of which shares vested monthly over the next twelve months and the remainder vest ratably for three years on the anniversary date of the agreement and resulted in a charge to operations of $41,667 in 2007, $62,500 in 2008 and $10,000 in 2009. In December 2007 an additional 12,353 shares with a fair value of $21,000 were issued to this consultant in lieu of a $3,500 monthly fee due from December 2007 thru May 2008.

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

In September 2007, the Company issued, under the 2003 EPP, an aggregate of 135,000 shares of its Common Stock, with a fair value of $671,338, to the independent members of its Board of Directors.  One half of these shares vested immediately and the remainder vested in one year on the anniversary date of the stock issuance. The issuance of these shares resulted in a charge to operations of $445,505 and $225,833 in 2007 and 2008, respectively.

In September 2007, the Company issued, under the 2003 EPP, 10,000 shares of its Common Stock, with a fair value of $49,800, to a consultant to the Company. One half of these shares issued vested immediately and the remainder vested in one year on the anniversary date of the stock issuance. The issuance of these shares resulted in a charge to operations of $33,002 and $16,498 in 2007 and 2008, respectively.

Effective January 1, 2008, the Company entered into a one year consulting agreement with a financial services firm, pursuant to which this firm was to  provide consulting services during the term to the Company consisting of (i) reviewing the Company's financial requirements; (ii) analyzing and assessing alternatives for the Company's financial requirements; (iii) providing introductions to professional analysts and money managers; (iv) assisting the Company in financing arrangements to be determined and governed by separate and distinct financing agreements; (v) providing analysis of the Company's industry and competitors in the form of general industry reports provided directly to the Company; and (vi) assisting the Company in developing corporate partnering relationships. As consideration for these services, in February 2008, the Company issued to the consultant, (i) 50,000 shares of Common Stock, with a fair value of $80,000; and (ii) two warrants to purchase an aggregate of 120,000 shares of Common Stock, with a fair value of $141,304, (see “Warrants below”). This issuance of this stock resulted in a charge to operations of $80,000 in 2008. The issuance of these securities was subject to the approval of the American Stock Exchange, which approval was obtained in February 2008.

In January 2008, the Company entered into a letter agreement with Dr. Robin L. Smith, its Chairman of the Board and Chief Executive Officer, pursuant to which Dr. Smith's employment agreement dated as of May 26, 2006 and amended as of January 26, 2007 and September 27, 2007 was further amended to provide that, in response to the Company’s efforts to conserve cash, $50,000 of her 2008 salary would be paid in shares of the Company’s Common Stock, the number of shares to be issued reduced by the amount of cash required to pay the withholding taxes associated with this amount of salary. Accordingly, Dr. Smith was issued 16,574 shares of the Company’s Common Stock, with a fair value of $28,176, pursuant to the Company’s 2003 EPP resulting in a charge to operations of $28,176.

In January 2008, the Company entered into a letter agreement with Catherine M. Vaczy, its Vice President and General Counsel, pursuant to which Ms. Vaczy’s employment agreement dated as of January 26, 2007 was amended to provide that, in response to the Company’s efforts to conserve cash, Ms. Vaczy would be paid $11,250 of her 2008 salary in shares of the Company’s Common Stock, the number of shares to be issued reduced by the amount of cash required to pay the withholding taxes associated with this amount of salary. Accordingly, Ms. Vaczy was issued 3,729 shares of the Company’s Common Stock, with a fair value of $6,339, pursuant to the 2003 EPP resulting in a charge to operations of $6,339.

In February 2008, the Company entered into a one year consulting agreement with a law firm to assist in funding efforts from the State and Federal Governments as well as other assignments from time to time, in consideration for which it issued to the firm 40,000 restricted shares of  Common Stock that vest ratably on a monthly basis during 2008. The issuance of the shares was subject to the approval of the American Stock Exchange, such approval was obtained in March 2008, and following this approval the shares were issued. The shares issued in connection with this agreement had a value of $72,800 which is being recognized as an operating expense over the term of the agreement, and has resulted in a charge to operations of $6,067 and $66,733 for 2009 and 2008, respectively.

In February 2008, the Company entered into a six month engagement agreement with a financial advisor pursuant to which they were acting as the Company’s exclusive financial advisor for the term in connection with a potential acquisition of a revenue generating business, in the United States or abroad, or similar transaction. As partial consideration, the Company issued restricted shares of  its Common Stock with a $45,000 value based on the five day average of the closing prices of the Common Stock preceding the date of issuance which was to be paid on a pro rata basis during the term of the agreement. The issuance of such securities was subject to the approval of the American Stock Exchange. Such approval was obtained in March 2008, and following that approval the Company issued to the financial advisor in 2008 payments in Common Stock under the agreement totaling 38,861 shares, resulting in a charge to operations of $ 45,650.

In February 2008, the Company issued 20,000 shares of the Company’s Common Stock, with a fair value of $32,000, to the Company’s Director of Government Affairs pursuant to the 2003 EPP resulting in a charge to operations of $32,000. The issuance of the shares was in lieu of salary payable in connection with such individual serving as the vice president of the Stem for Life Foundation (“SFLF”), a not for profit corporation which the Company participated in founding and is considered by the Company as a defacto contribution to the foundation.  In April 2008, this individual resigned from her position as Director, Government Affairs with the Company and VP of SFLF.

In February 2008, the Company entered into a six month advisory services agreement with a financial securities firm whereby this firm was providing financial consulting services and advice to the Company pertaining to its business affairs.  In consideration for such services, the Company agreed to issue 150,000 restricted shares of its Common Stock, with a fair value of $139,200, to be issued over the term of the advisory services agreement, provided that the advisory services agreement continued to be in effect.  The issuance of such securities was subject to the approval of the American Stock Exchange, which approval was obtained on March 20, 2008, and on that date the Company issued under the advisory services agreement the initial payments in Common Stock totaling 50,000 shares.  A total of 90,000 shares were issued in 2008, resulting in a charge to operations of $139,200. The Company has terminated this Agreement and the remaining 60,000 shares will not be issued.

In February 2008, the Company entered into a six month consulting agreement with an investor relations advisor who has provided investor relations and media services to the Company since 2005.  In consideration for providing services under the consulting agreement, the Company agreed to issue to the advisor an aggregate of 50,000 restricted shares of its Common Stock, with a fair value of $85,000.  The issuance of such securities was subject to the approval of the American Stock Exchange.  Such approval was obtained on March 20, 2008 and on that date these shares were issued, resulting in a charge to operations of $85,000.

In April 2008, the Company entered into a one month non-exclusive investment banking agreement in connection with the possible issuances by the Company of equity, debt and/or convertible securities. In partial consideration for such services, the Company agreed to issue 9,146 restricted shares of its Common Stock, with a fair value of $7,408, as a retainer. The term of this agreement was extended. The issuance of the securities under this agreement was subject to the approval of the American Stock Exchange, which approval was obtained and on May 21, 2008 the 9,146 retainer shares were issued. This bank participated in the May 2008 private placement (as described below). The value of this Common Stock was $7,408.

In May 2008, the Company completed a private placement of securities pursuant to which $900,000 in gross proceeds was raised (the “May 2008 private placement”). On May 20 and May 21, 2008, the Company entered into Subscription Agreements (the "Subscription Agreements") with 16 accredited investors (the "Investors"). Pursuant to the Subscription Agreements, the Company issued to each Investor units (the "Units") comprised of one share of its Common Stock, par value $.001 per share (the "Common Stock") and one redeemable five-year warrant to purchase one share of Common Stock at a purchase price of $1.75 per share (the "Warrants"), at a per-Unit price of $1.20. The Warrants are not exercisable for a period of six months and are redeemable by the Company if the Common Stock trades at a price equal to or in excess of $2.40 for a specified period of time (see “Warrants” below). In the May 2008 private placement, the Company issued an aggregate of 750,006 Units to Investors consisting of 750,006 shares of Common Stock and 750,006 redeemable Warrants, with a value of $404,817, for an aggregate purchase price of $900,000. Dr. Robin L. Smith, the Company’s Chairman and Chief Executive Officer, purchased 16,667 Units for a purchase price of $20,000 and Catherine M. Vaczy, the Company’s Vice President and General Counsel, purchased 7,500 Units for a purchase price of $9,000. New England Cryogenic Center, Inc. (“NECC”), one of the largest full-service cryogenic laboratories in the world, also participated in the offering.  In connection with the May 2008 private placement, the Company paid as finders’ fees to accredited investors, cash in the amount of $3,240 and issued five year warrants to purchase an aggregate of 35,703 shares of Common Stock with a value of $23,671 (see “Warrants,” below). Cash in the amount of 4% of the proceeds received by the Company from the future exercise of 30,000 of the Investor Warrants is also payable to one of the finders.

In May 2008, the Company entered into a two month agreement with a sales and marketing consultant pursuant to which the consultant was to provide consultation services to the Company relating to business development, operations and staffing matters.  In consideration for such services, the Company agreed to issue to the Consultant pursuant to the 2003 EPP: (i) 20,000 shares of Common Stock, with a fair value of $27,600,  to vest as to 10,000 shares on the last day of each 30 day period during the term of the consulting agreement; and (ii) an option to purchase 20,000 shares of Common Stock, with a fair value of $22,870,  at a per share purchase price equal to the closing price of the Common Stock on the date of grant to vest and become exercisable as to 10,000 shares of Common Stock on the last day of each 30 day period during the term of the consulting agreement, subject in each case to the continued effectiveness of the agreement. All of such shares were subject to a six month period during which Consultant agreed none of these shares would be sold. The issuance of these shares resulted in a charge to operations of $27,600 and the issuance of the options resulted in a charge to operations of $ 22,870. In July 2008, the Company entered into a two month extension of this agreement pursuant to which the consultant was to continue to provide consultation services to the Company relating to business development, operations and staffing matters.  In consideration for such services, the Company has agreed to issue to the Consultant pursuant to the 2003 EPP (i) 20,000 shares of Common Stock, with a fair value of $16,400,  to vest as to 10,000 shares on the last day of each 30 day period during the term of the extended consulting agreement; and (ii) an option to purchase 20,000 shares of Common Stock, with a fair value of $13,926,  at a per share purchase price equal to the closing price of the Common Stock on the date of execution of the extended agreement to  vest and become exercisable as to 10,000 shares of Common Stock on the last day of each 30 day period during the extended term of the consulting agreement, subject in each case to the continued effectiveness of the extended agreement.  In the event of full time employment of the consultant this vesting would be accelerated. All of such shares were subject to a six month period during which Consultant agreed none of these shares would be sold. The issuance of these shares has resulted in a charge to operations of $16,400 and the issuance of the options resulted in a charge to operations of $13,926.

In May 2008, the Company entered into a two month agreement with a consultant pursuant to which the consultant was to provide services to the Company relating to government affairs and related areas.  In consideration for such services, the Company agreed to issue to the Consultant pursuant to the 2003 EPP: (i) 20,000 shares of Common Stock, with a fair value of $26,000,  to  vest as to 10,000 shares on the last day of each 30 day period during the term of the consulting agreement; and (ii) an option to purchase 20,000 shares of Common Stock, with a fair value of $23,620,  at a per share purchase price equal to the closing price of the Common Stock on the date of grant to vest and become exercisable as to 10,000 shares of Common Stock on the last day of each 30 day period during the term of the consulting agreement, subject in each case to the continued effectiveness of the agreement.  All of such shares were subject to a six month period during which Consultant agreed none of the shares would be sold. The issuance of these shares resulted in a charge to operations of $26,000 and the issuance of the options resulted in a charge to operations of $23,620.

In May 2008, the Company issued to a business development consultant for services previously rendered, 1,000 shares of Common Stock, with a fair value of $960, under the 2003 EPP which vested immediately.  The issuance of these shares resulted in a charge to operations of $960.

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

In September 2008, the Company completed a private placement of securities pursuant to which $1,250,000 in gross proceeds was raised (the “September 2008 private placement”). On September 2, 2008, the Company entered into a Subscription Agreement (the "Subscription Agreement") with RimAsia Capital Partners, L.P., a pan-Asia private equity firm (the "Investor"). Pursuant to the Subscription Agreement, the Company issued to the Investor one million units (the "Units") at a per-unit price of $1.25, each Unit comprised of one share of Common Stock and one redeemable five-year warrant to purchase one share of Common Stock at a purchase price of $1.75 per share (the "Warrants"). The Warrants are not exercisable for a period of six months and are redeemable by the Company if the Common Stock trades at a price equal to or in excess of $3.50 for a specified period of time or the dollar value of the trading volume of the Common Stock for each day during a specified period of time equals or exceeds $100,000 (see “Note 10, Stockholders’ Equity -- Warrants” below). In the September 2008 private placement, the Company thus issued 1,000,000 Units to the Investor consisting of 1,000,000 shares of Common Stock and 1,000,000 redeemable Warrants, with a value of $583,031, for an aggregate purchase price of $1,250,000.  The Warrants also provide that in no event may they be net cash settled.

In October 2008, the Company issued, under the 2003 EPP, 5,000 shares of its Common Stock to an employee, its new Director of Stem Cell Research and Laboratory Operations.  The issuance of these shares resulted in a charge to operations of $7,000.

In October 2008, the Company completed a private placement of securities pursuant to which $250,000 in gross proceeds was raised (the “October 2008 private placement”). On October 15, 2008, the Company entered into a Subscription Agreement (the "Subscription Agreement") with an accredited investor listed therein (the "Investor"). Pursuant to the Subscription Agreement, the Company issued to the Investor 200,000 units (the "Units") at a per-unit price of $1.25, each Unit comprised of one share of its Common Stock and one five-year warrant to purchase one share of Common Stock at a purchase price of $1.75 per share, with a value of $121,157 (the "Warrants"). The Warrants are not exercisable for a period of six months (see “Note 10, Stockholders’ Equity -- Warrants” below). In the October 2008 private placement, the Company thus issued 200,000 Units to the Investor consisting of 200,000 shares of Common Stock and 200,000 Warrants, for an aggregate purchase price of $250,000. The issuance of the Units was subject to the prior approval of the American Stock Exchange (now known as the NYSE Alternext US LLC), which approval was obtained on October 23, 2008, and on that date the Units were issued. The Warrants also provide that in no event may they be net cash settled.

In November 2008, the Company completed a private placement of securities pursuant to which $500,000 in gross proceeds was raised (the “November 2008 private placement”). On November 7, 2008, the Company entered into a Subscription Agreement (the "Subscription Agreement") with an accredited investor listed therein (the "Investor"). Pursuant to the Subscription Agreement, the Company issued to the Investor 400,000 units (the "Units") at a per-unit price of $1.25, each Unit comprised of one share of its Common Stock "Common Stock" and one redeemable five-year warrant to purchase one share of Common Stock at a purchase price of $1.75 per share, with a value of $243,063 (the "Warrants"). The Warrants are not exercisable for a period of six months and are redeemable by the Company if the Common Stock trades at a price equal to or in excess of $3.50 for a specified period of time (see “Note 10, Stockholders’ Equity --Warrants” below). In the November 2008 private placement, the Company thus issued 400,000 Units to the Investor consisting of 400,000 shares of Common Stock and 400,000 redeemable Warrants, for an aggregate purchase price of $500,000. The issuance of the Units was subject to the prior approval of the NYSE Alternext US LLC. The Warrants also provide that in no event may they be net cash settled.
In January 2009, the Company entered into an agreement with a physician who was retained as a consultant.  The term of this agreement is January 2009 through December 31, 2011.  As part of the consideration for providing services, the physician is to receive $24,000 annually, by the issuance of shares of the Company’s Common Stock under the Company’s 2003 Equity Participation Plan, as amended (the “2003 Equity Plan”) in equal monthly installments of $2,000 on the last day of each month during the term of the agreement at a per share purchase price equal to the closing price of the Common Stock on the last day of each month, which payment shall be made in cash in the event shares under the 2003 Equity Plan or any successor plan are unavailable.  During the year ended December 31, 2009, 18,804 shares of Common Stock were issued to the physician pursuant to this agreement. The fair value of the common shares issued was $24,000 and resulted in charges to operations for the year ended December 31, 2009 of $24,000.

In January 2009, the Company entered into an agreement with a consultant which has been providing investor relations services to the Company since 2005, pursuant to which this consultant was retained to provide additional investor relations/media relations services from January 1, 2009 to May 31, 2009.  In consideration for providing services under this agreement, the Company agreed to issue to the consultant an aggregate of 40,000 shares of restricted Common Stock, to vest as to 8,000 shares on the last day of each month of January through May 2009. The issuance of such securities was subject to the approval of the NYSE Amex, which approval was obtained in May 2009. The stock issued to this consultant had a value of $27,600 of which $27,600 was charged to operations during the year ended December 31, 2009 based on the vesting of the Common Stock.

 In January 2009, the Company issued to its grant consultant, 20,000 shares of restricted Common Stock, with a value of $13,800 as a bonus under the consultant’s Consulting Agreement with the Company dated February 8, 2008, in consideration for such consultant being instrumental in the Company receiving a Congressionally Directed Grant which was included in the Department of Defense Fiscal Year 2009 Appropriations Bill.  The issuance of such securities was approved by the NYSE Amex, which approval was obtained in January 2009.  The Company has entered into a new consulting agreement with this grant consultant for a one-year term commencing as of January 1, 2009.  In consideration for services, the consultant was issued shares of the Company’s restricted Common Stock equal to a value of $60,000 based on the closing price of the Company’s Common Stock on the date of execution of the agreement, which has been determined to be 67,416 shares, to vest as to one-half of such shares on September 30, 2009 and the remaining one-half of such shares on December 31, 2009.  The issuance of such securities was approved by the NYSE Amex, which approval was obtained in May 2009. For the year ended December 31, 2009 the Company has recognized a total of $73,800 as an operating expense relating to these shares.

In January 2009, the Company issued to a marketing consultant 12,000 shares of restricted Common Stock, with a fair value of $8,280, pursuant to the terms of a three month consulting agreement entered into in October 2008, scheduled to vest pursuant to the agreement as to 4,000 shares at the end of each 30 day period during the term.  The issuance of such securities was approved by the NYSE Amex, which approval was obtained in January 2009. The issuance of Common Stock resulted in a charge to operations for the year ended December 31, 2009 of $8,280.

In January 2009, the Company issued to a member of its Scientific Advisory Board 20,000 shares of Common Stock under the 2003 Equity Plan, with a fair value of $15,000, in consideration of this individual’s contribution to a special project related to the design of a cardiac stem cell clinical trial for end stage cardiomiopathy anticipated to be conducted in the People’s Republic of China. The issuance of Common Stock resulted in a charge to operations for the year ended December 31, 2009 of $15,000.

In February 2009, the Company entered into a consulting agreement with a one year term commencing March 1, 2009, with a physician to provide services to the Company including providing medical expertise in the areas of apheresis and laboratory medicine and to serve (as needed) as medical director for centers in the Company’s stem cell collection center network as well as other related activities, in partial consideration for which the physician is to receive a one-time payment of 10,000 shares of Common Stock under the 2003 EPP, which shares were issued as of February 2009.  These shares had a fair value of $8,000. The issuance of Common Stock a charge to operations for the year ended December 31, 2009 of $8,000.

In March 2009, the Company entered into an agreement with a consultant, pursuant to which this consultant was retained to provide additional financial market related services for a three month period.  In partial consideration for providing services under this agreement, the Company agreed to issue to the consultant an aggregate of 25,000 shares of restricted Common Stock, with a fair value of $17,250, to vest as to one-third of the shares at the end of each monthly period during the term. The issuance of such securities was approved by the NYSE Amex, which approval was obtained in May 2009. Based on these vesting terms, the Company has recognized $17,250 as an operating expense during the year ended December 31, 2009.  This consultant was also issued a five year warrant to purchase 25,000 shares of restricted Common Stock at a per share exercise price of $1.00, with a  fair value of $16,867. (See Warrants below).

In April 2009, the Company entered into an agreement with a consultant to provide financial market related services to the Company.  In partial consideration for providing services under this agreement, the Company agreed to issue to the consultant an aggregate of 20,000 shares of Common Stock, with a fair value of $19,800. The issuance of such securities was approved by the NYSE Amex, which approval was obtained in May 2009.  The Company has recognized $19,800 as an operating expense in during the year ended December 31, 2009.

In April 2009, the Company entered into an agreement with a consultant to provide support services in connection with the Merger to the Company.  In partial consideration for providing services under this agreement, the Company agreed to issue to the consultant an aggregate of 10,000 shares of Common Stock, with a fair value of $11,800. The issuance of such securities was approved by the NYSE Amex, which approval was obtained in May 2009. The Company has recognized $11,800 as an operating expense during the year ended December 31, 2009.

In May 2009, the Compensation Committee of the Board of Directors approved awards under a Board of Directors Compensation Plan to members of the Board acting in their capacity as Board members and to the Board Secretary, which included the issuance of  options under the Company’s newly adopted 2009 Equity Compensation Plan (the “2009 Equity Plan”) and the authorization for the Chairs of the Board and Board Committees  to be issued for each Chair they hold, either $25,000 or 25,000 shares of fully vested Common Stock under the 2009 Equity Plan.  As a result, an aggregate of $50,000 was paid and 50,000 shares of Common Stock were awarded with a fair value of $97,500. In November 2009, 180,000 common shares were issued to members of the board in connection with Board of Directors Compensation plan with a fair value of $298,800.  A total of $396,300 was charged to operations during the year ended December 31, 2009 in connection with the issuance of these shares.

In May 2009, the Company entered into a one month agreement with a consultant to provide consulting services in the area of pharmaceutical research and the development of strategic transactions.  In partial consideration for providing services under this agreement, the Company issued to the consultant 6,250 shares of Common Stock.  The Common Stock issued had a fair value of $11,876; $11,876 was charged to during the year ended December 31, 2009. The consultant joined the Company as its Vice President, Drug Development and Regulatory Affairs in July 2009.

In July 2009, the Company granted under its 2009 Equity Plan, to the Company’s Chief Executive Officer 500,000 shares of Common Stock.  The common stock had a fair value of $855,000; 300,000 shares vested immediately and 200,000 will vest upon achievement of a business milestone; the business milestone was achieved on October 30, 2009.  In November 2009, in connection with the successful completion of the Merger 175,000 shares of Common Stock were issued to the Company’s Chief Executive Office with a fair value of $332,500.  A total of $1,187,500 was charged to operations during the year ended December 31, 2009 in connection with the issuance of these shares.

In July 2009, The Company’s Vice President and General Counsel received 25,000 shares of Common Stock with a fair value of $42,750, which vested immediately, in connection with an extension of her employment agreement. In October 2009, in connection with the successful completion of the Merger 150,000 shares of Common Stock were issued to the Company’s General Counsel with a fair value of $285,000.  A total of $327,750 was charged to operations during the year ended December 31, 2009 in connection with the issuance of these shares.

In August 2009, the Company entered into a two year Consulting Agreement with the Chairman of its Scientific Advisory Board.  In partial consideration for providing services under this Agreement, the Company issued to this advisor 50,000 shares of Common Stock under the 2009 Equity Plan with a fair value of $94,500. In addition, in November 2009, the Company issued 100,000 shares of Common Stock was issued with a fair value of $190,000. A total of $284,500 was charged to operations during the year ended December 31, 2009 in connection with the issuance of these shares.

In August 2009, the Company entered into a two and one-half month agreement with a consultant to provide web-based and other corporate promotional services to the Company.  In partial consideration for providing services under this agreement, the Company agreed to issue to the consultant an aggregate of 8,000 restricted shares of Common Stock, with a fair value of $14,960. The issuance of such securities was approved by the NYSE Amex, which approval was obtained in September 2009.  The Company has recognized $14,960 as an operating expense during the year ended December 31, 2009.

On October 30, 2009, NeoStem acquired China Biopharmaceuticals Holdings, Inc. (“CBH”) in accordance with the terms of the Agreement and Plan of Merger, dated November 2, 2008, as amended (“Merger Agreement. Pursuant to the terms of the Merger Agreement, NeoStem issued an aggregate of 13,953,505 shares of Common Stock and 8,177,512 shares of Series C Convertible Preferred Stock in exchange for outstanding CBH securities.  The Common Stock issued pursuant to the merger agreements consisted of the following:
1)
All of the shares of common stock of CBH issued and outstanding immediately prior to the effective time of the Merger were converted into the right to receive, in the aggregate, 7,150,000 shares of common stock of NeoStem with the fair value of $10,796,500.

2)
All of the shares of CBH Series B Convertible Preferred Stock issued and outstanding immediately prior to the merger (which shares were held by Rim Asia Capital Partners L.P. (“RimAsia”)) were converted into the right to receive, in the aggregate, (i) 6,458,009 shares of NeoStem Common Stock and (ii) 8,177,512 shares of Series C Convertible Preferred Stock of NeoStem, The fair value of the Common Stock issued was $9,751,594.

3)
NeoStem also issued 9,532 shares of NeoStem Common Stock to Stephen Globus, a director of CBH, and 7,626 shares of NeoStem Common Stock to Chris Peng Mao, the Chief Executive Officer of CBH, in exchange for the cancellation and the satisfaction in full of certain indebtedness, plus any and all accrued but unpaid interest thereon, and other obligations of CBH to Messrs. Globus and Mao. The fair value of these shares is $25,909.

4)
For assistance in effecting the merger, 125,000 shares of NeoStem Common Stock were issued to Fullbright Finance Limited (“Fullbright”) as the designee of EET, of which Fullbright is a wholly-owned subsidiary, the fair value of these shares was $188,750.

5)
An aggregate of 203,338 shares of NeoStem Common Stock were issued to Fullbright as the designee of Shi Mingsheng (the Chairman of the Board of Directors of Erye and a owner of approximately two-thirds of EET) and Madam Zhang Jian (General Manager of Erye and a holder of approximately 10% of EET) in connection with the transactions contemplated by the Merger to assist in obtaining the receipt of all applicable approvals of the People’s Republic of China. The fair value of these shares was $307,040 which was charged to operations as compensation expense.

In October 2009 in connection with the hiring of a staff member the Company granted under its 2009 Equity Plan a total of 5,000 shares of Common Stock with a fair value of $10,200 and the Company has recognized $10,200 as an operating expense during the year ended December 31, 2009.

 In October 2009 in connection with the hiring of a staff member the Company granted under the Non-US Plan a total of 300,000 shares of Common Stock with a fair value of $612,000 and the Company has recognized $612,000 as an operating expense during the year ended December 31, 2009.

In October 2009, the Company issued 12,932,510 shares of Common Stock, upon the approval by the shareholders on October 29, 2009, for the conversion of 1,293,251 Series D Mandatorily Redeemable Convertible Preferred Stock to common stock. (See Note 9 – Series D Mandatorily Redeemable Convertible Preferred Stock)

In December, 2009 the Company issued 175,000 shares of Common Stock with a fair value of $497,000 upon receipt of PRC approval of the Merger to each of Mr. Shi Mingsheng and Madame Zhang Jian under the Non-US Plan. The Company has recognized $497,000 as an operating expense during the year ended December 31, 2009.

In December 2009, the Company entered into an agreement with a consultant to provide financial advisory services and other corporate services to the Company.  In partial consideration for providing services under this agreement, the Company agreed to issue to the consultant an aggregate of 50,000 shares of Common Stock, with a fair value of $80,000. The issuance of such securities was approved by the NYSE Amex.  The Company has recognized $80,000 as an operating expense during the year ended December 31, 2009.

In December 2009, the Company entered into an agreement with a consultant to provide investor relations and other corporate services to the Company.  In partial consideration for providing services under this agreement, the Company agreed to issue to the consultant an aggregate of 25,000 shares of Common Stock, with a fair value of $40,000. The issuance of such securities was approved by the NYSE Amex.  The Company has recognized $40,000 as an operating expense during the year ended December 31, 2009.

In December 2009, the Company entered into an agreement with a consultant to provide corporate services to the Company.  In partial consideration for providing services under this agreement, the Company agreed to issue to the consultant an aggregate of 50,000 shares of Common Stock, with a fair value of $80,000. The issuance of such securities was approved by the NYSE Amex.  The Company has recognized $80,000 as an operating expense during the year ended December 31, 2009.

Warrants:

The Company has issued common stock purchase warrants from time to time to investors in private placements, certain, vendors, underwriters, and directors and officers of the Company. A total of 19,838,802 shares of Common Stock are reserved for issuance upon exercise of outstanding warrants as of December 31, 2009 at prices ranging from $0.50 to $6.56 and expiring through June 2014.

In January 2008, the Company entered into a one year consulting agreement with a financial services firm (as described under “Common Stock” above). As consideration for these services, in February 2008, the Company issued to the consultant, (i) 50,000 shares of Common Stock; and (ii) two warrants to purchase an aggregate of 120,000 shares of Common Stock. The first warrant grants the consultant the right to purchase up to 20,000 shares of Common Stock at a per share purchase price equal to $2.00; and the second Warrant grants the consultant the right to purchase up to 100,000 shares of Common Stock at a per share purchase price equal to $5.00, all as set forth in the warrants. The total combined fair value of these warrants was $141,304. The warrants shall vest on a pro rata basis so long as services continue to be provided under the agreement and are exercisable until January 1, 2013. The issuance of these Warrants resulted in a charge to operations of $105,855 for the year ended December 31, 2008 and $35,449 for the year ended December 31, 2009. The issuance of such securities was subject to the approval of the American Stock Exchange, which approval was obtained in February 2008.

In May 2008, the Company completed a private placement of securities pursuant to which $900,000 in gross proceeds was raised (as described under “Common Stock,” above). Pursuant to the May 2008 private placement, the Company issued to each Investor Units comprised of one share of  Common Stock and one redeemable five-year warrant to purchase one share of Common Stock at a purchase price of $1.75 per share (the "Warrants"), at a per-Unit price of $1.20. The Warrants to purchase an aggregate of 750,006 shares of Common Stock issued in the May 2008 private placement are not exercisable for a period of six months and thereafter are exercisable through May 19, 2013, and are redeemable by the Company at its option, at a redemption price of $.0001 per share, if the Common Stock trades at a price equal to or in excess of $2.40 for a specified period of time. The value of these warrants is $403,817.  As also described, the Company issued warrants to purchase an aggregate of 35,703 shares of Common Stock, with a value of $23,671, in partial payment of finder’s fees (the “Finder’s Warrants”), which Finder’s Warrants contain generally the same terms as the Warrants except they contain a cashless exercise feature and have piggyback registration rights for the resale of the shares underlying the Finder’s Warrants.

In May 2008, the Company entered into a three month consulting agreement with a public relations and communications consultant focusing on specific consumer demographics (as described under “Common Stock,” above).  As partial consideration for these services, the Company issued a five year warrant to purchase up to 30,000 shares of Common Stock, exercisable as to 10,000 shares each at $3.00, $4.00 and $5.00, respectively, all as set forth in the Warrant with a fair value of $19,828.  The issuance of the securities under this agreement was subject to the approval of the American Stock Exchange, which approval was obtained on June 20, 2008 and the initial payments in Common Stock and the Warrant were issued.  The Warrant is exercisable through June 19, 2013.  The issuance of the Warrant resulted in a charge to operations of $19,828 during the twelve months ended December 31, 2008.

In June 2008, the Company entered into a six month consulting agreement with an investor relations advisor (as described under “Common Stock,” above).  As partial consideration for these services, the Company issued to the advisor a five year warrant (the “Warrant”) to purchase up to 250,000 shares of Common Stock, with a fair value of  $179,485, vesting as to 41,667 shares on the date of execution of the consulting agreement (the “Execution Date”) and each of the first, second, third, fourth and fifth monthly anniversaries of the Execution Date (each, a “Vesting Date”) (except it shall vest as to 41,666 shares on the fourth and fifth anniversaries); provided, that on each Vesting Date the consulting agreement shall continue to be in effect, at an exercise price per share as follows: (a) as to 50,000 shares at an exercise price of $1.00 per share, (b) as to an additional 50,000 shares at an exercise price of $1.30 per share, (c) as to an additional 50,000 shares at an exercise price of $1.75 per share; (d) as to an additional 50,000 shares at an exercise price of $2.00 per share, and (e) as to an additional 50,000 shares at an exercise price of $3.00 per share, all as set forth in the Warrant.  The issuance of the securities under this agreement was subject to the approval of the American Stock Exchange, which approval was obtained in June 2008 and the initial payments in Common Stock and the Warrant were issued.   The Warrant is exercisable until June 19, 2013.  Pursuant to the terms of the agreement, and as described under “Common Stock,” above, the Company was required to prepare and file (and did so on a timely basis) no later than July 3, 2008, a Registration Statement with the SEC to register the resale of the shares of Common Stock issued to the consultant and the shares of Common Stock underlying the Warrant. The issuance of the Warrant resulted in a charge to operations of $179,485 in 2008.

In July, 2008, in furtherance of the Company’s desire to increase its presence in the health and wellness industry, the Company entered into a two year consulting agreement with Margula Company LLC (“Margula”), pursuant to which Margula will provide various promotional services to the Company, including various speaking engagements (the “Margula Consulting Agreement”).  These services will be primarily provided through Suzanne Somers.  In consideration therefor, the Company issued to Margula a five year warrant (the “Warrant”) to purchase up to an aggregate of 600,000 shares of Common Stock at $0.78 per share (the closing price of the Common Stock on the American Stock Exchange on the commencement date of the agreement) (the “Commencement Date”), to vest and become exercisable as to: (i) 200,000 shares upon the completion of a stated milestone; (ii) 100,000 shares upon the earlier of the completion of a stated milestone and December 31, 2008; (iii) 100,000 shares upon the earlier of the completion of an additional stated milestone and December 31, 2008; (iv) 100,000 shares upon the earlier of the completion of a stated milestone and September 30, 2009; and (v) 4,167 shares on each monthly anniversary of the Commencement Date through July 28, 2010 (with the final monthly vesting being 4,159), so long as on the respective vesting date the Margula Consulting Agreement shall not have been terminated.  By the close of the year ended December 31, 2008, 400,000 shares had vested based on the achievement of certain milestones or reaching December 31, 2008 and a total of 16,668 shares had vested on the monthly anniversaries of the Commencement Date. The effectiveness of the Warrant was subject to the prior approval of the American Stock Exchange, which was obtained in September 2008.  The value of this Warrant is $387,204 and the vested portion of this Warrant resulted in a charge to operations of $66,610 and $283,539 in 2009 and 2008, respectively.

In September 2008, the Company completed the September 2008 private placement (as described under “Common Stock” above) pursuant to which $1,250,000 in gross proceeds was raised (the “September 2008 private placement”). Pursuant to the September 2008 private placement, the Company issued to the Investor, RimAsia Capital Partners, L.P.,  one million units (the "Units") at a per-unit price of $1.25, each Unit comprised of one share of its Common Stock and one redeemable five-year warrant to purchase one share of Common Stock at a purchase price of $1.75 per share (the "Warrants"). The Warrants to purchase 1,000,000 shares of the Company’s Common Stock issued in the September 2008 private placement are not exercisable for a period of six months and are redeemable by the Company at its option, at a redemption price of $.0001 per share, if the Common Stock trades at a price equal to or in excess of $3.50 for a specified period of time or the dollar value of the trading volume of the Common Stock for each day during a specified period of time equals or exceeds $100,000.The value of these Warrants is $583,031. The Warrant also provides that in no event may they be net cash settled.

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

In November 2008, Company completed the November 2008 private placement of securities pursuant to which $500,000 in gross proceeds was raised. Pursuant to the November 2008 private placement, the Company issued to the Investor 400,000 units (the "Units") at a per-unit price of $1.25, each Unit comprised of one share of its Common Stock and one redeemable five-year warrant to purchase one share of Common Stock at a purchase price of $1.75 per share, with a value of $243,063 (the "Warrants"). The Warrants to purchase an aggregate of 400,000 shares of Common Stock issued in the November 2008 private placement are not exercisable for a period of six months and the warrants are redeemable by the Company at its option, at a redemption price of $.0001 per share, if the underlying Common Stock reaches a trading value of $3.50 for at specified period of time.  The Warrants also provide that in no event may they be net cash settled.

In February 2009, the Company issued to a consultant a five year warrant to purchase 5,000 shares of Common Stock at a purchase price of $1.40 per share, with a value of $3,338. This warrant was issued in consideration of services rendered after the expiration of an October 2007 consulting agreement with the Company pursuant to which this consultant was engaged to create marketing materials for our sales and marketing staff. The issuance of this warrant was approved by the NYSE Amex and vested on issuance. The issuance of this warrant the Company recognized $3,338 as an operating expense during the year ended December 31, 2009.

In March 2009, the Company entered into an agreement with a consultant to provide financial market related services for a three month period beginning March 2009.  As partial consideration for providing services under this agreement, the Company agreed to issue to the consultant a five year warrant to purchase 25,000 shares of restricted Common Stock at a per share exercise price of $1.00, with a value of $16,867, vesting in its entirety at the end of the term.   The issuance of such securities was approved by the NYSE Amex, which approval was obtained in May 2009. The Company recognized $16,867 as an operating expense for during the year ended December 31, 2009.

In the April and June 2009 Private Placements (described in Note 9 - Redeemable Preferred Stock, above), as part of the Series D Units issued at $12.50 per unit, the Company issued 8,800,000 Series D Warrants, and 4,002,800 Series D Warrants, respectively, to investors, each to purchase one share of Common Stock.  The Company also issued 129,712 Series D Warrants to selling agents that facilitated the June 2009 Private Placement.  The  Series D Warrants have a per share exercise price equal to $2.50 and are callable by the Company if the Common Stock trades at a price equal to not less than $3.50 for a specified period of time.  Subject to the affirmative vote of the Company’s shareholders and the rules of the NYSE Amex, the Series D Warrants are exercisable for a period of five years.  The exercisability of all 12,932,512 Series D Warrants was submitted for stockholder approval at the NeoStem Special Meeting of Stockholders held on October 29, 2009, was approved and the Series D Warrants became exercisable through October 2014.  The combined net proceeds from the two private placements were $15,679,220. Since the April and June 2009 Private Placements represent a combination of equities we are required to account for the value of all equity securities associated with these private placements and assign a portion of the net proceeds received to each equity instrument. We apportioned and assigned the net proceeds of the two private placements as follows: the value assigned to the Series D Stock was $7,685,768, which includes the contingent value of the beneficial conversion to common stock of $6,618,000, and the value assigned to the Series D Warrants was $7,983,452.

On May 2009, the Company entered into a three year consulting agreement effective March 3, 2009 (the “Effective Date”) whereby the consultant would provide to the Company consulting services in the area of stem cell therapy in orthopedics for the development of business in Asia.  Pursuant to this agreement, as partial compensation for such services, the Company agreed to issue to this consultant a warrant to purchase up to an aggregate of 24,000 shares of Common Stock at an exercise price of $0.50 (the closing price of the Common Stock on the Effective Date) which shall vest and become exercisable as to one-third of such shares on each of the first, second and third anniversaries of the Effective Date.  The value of such warrants is approximately $27,163.  The issuance of such securities was approved by the NYSE Amex. The Company has recognized $6,036 as an operating expense during the year ended December 31, 2009.

In October 2009, in connection with the Merger, warrants to purchase shares of CBH Common Stock (other than warrants held by RimAsia) were replaced with new NeoStem Class E warrants or were otherwise cancelled in accordance with the terms of such holder’s existing warrant.  Class E warrants to purchase an aggregate of 192,308 shares of NeoStem common stock at an exercise price of $6.50 per share and an aggregate of 1,410,883 shares of NeoStem common stock at an exercise price of $6.56 per share, are effectively outstanding as of October 30, 2009. The fair value of these warrants was $590,790.

On October 30, 2009, NeoStem repriced privately issued warrants (warrants issued other than to the public or the underwriters in NeoStem’s August 2007 public offering) to purchase approximately 1,203,890 shares of Common Stock with exercise prices ranging from $4.00 to $8.00, to a range of approximately $3.82 to $6.18.  Certain named executive officers of NeoStem are holders of warrants to purchase shares of NeoStem Common Stock at $8.00 per share for which their exercise prices were reduced to approximately $6.18 per share. An aggregate of 27,427 of such warrants are held by named executive officers in the following quantities: NeoStem’s Chief Executive Officer 25,427 warrants and NeoStem’s General Counsel 2,000 warrants; and an aggregate of 34,092 of such warrants are held by two non-employee directors. This repricing of warrants resulted in a charge of $66,325 to operations for the year ended December 31, 2009.

Warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance December 31, 2008	5,322,333	$3.31
Granted	14,639,703	2.94
Exercised	-
Expired	(123,234)	7.86
Cancelled	-
Balance December 31, 2009	19,838,802	$3.00	3.73	$541,700

At December 31, 2009 the outstanding warrants by range of exercise prices are as follows:

		Weighted Average
	Number Outstanding	Remaining	Number Exercisable
Exercise Price	December 31, 2009	Contractual Life (years)	December 31, 2009
$0.50 to $2.80	16,242,221	4.20	16,189,060
$2.80 to $5.10	311,511	2.85	311,511
$5.10 to $6.56	3,285,070	1.49	3,285,070
	19,838,802	3.00	19,785,641

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

On October 29, 2009, the stockholders of NeoStem approved and the Company amended its 2009 Equity Compensation Plan (the "2009 Plan") to increase the number of shares of common stock available for issuance under the 2009 Plan from 3,800,000, to 9,750,000.

 The 2003 Equity Plan and the 2009 Equity Plan are sometimes collectively referred to as the Company’s “U.S. Equity Plan.”

On October 29, 2009, the stockholders of NeoStem adopted the Non-US Based Equity Compensation Plan (“Non-US Plan”) at the special meeting of NeoStem stockholders and authorized that 4,700,000 shares be reserved for this plan.  Persons eligible to receive restricted and unrestricted stock awards, warrants, stock appreciation rights or other awards under the Non-U.S. Plan are those service providers to NeoStem and its subsidiaries and affiliates providing services outside of the United States, including employees and consultants of NeoStem and its subsidiaries and affiliates, who, in the opinion of the Compensation Committee, are in a position to contribute to NeoStem’s success.   On October 29, 2009, upon the adoption of the Non-US Plan, NeoStem issued 100,000 shares of common stock and warrants (option-like equity grants) to purchase an aggregate of 1,350,000 shares of common stock.

Effective January 1, 2006, the Company’s option plans have been accounted for in accordance with the recognition and measurement provisions of ASC 718-10, 718-20 and 505-50. ASC 718-10, 718-20 and 505-50 require compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between ASC 718-10, 718-20 and 505-50 and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

The twelve month periods ended December 31, 2009, 2008 and 2007 include share-based compensation expense totaling $7,380,208, $1,986,103 and $2,207,816, respectively. Stock option compensation expense in 2008, 2007 and 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for entire portion of the award and those options that vested upon the accomplishment of business milestones. Options vesting on the accomplishment of business milestones will not be recognized for compensation purposes until such milestones are accomplished. At December 31, 2009 there were options to purchase 973,575 shares outstanding that will vest on the accomplishment of certain business milestones.

The weighted average estimated fair value of stock options granted in the years ended December 31, 2009, 2008 and 2007 were $1.96, $1.45 and $2.27. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees.  Previously such assumptions were determined based on historical data.

The range of assumptions made in calculating the fair values of options are as follows (the same assumptions were used for warrants):

	Year Ended	Year Ended	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Expected term (in years)	10	10	10

Expected volatility	149% - 217%	100% - 181%	118% - 346%

Expected dividend yield	0%	0%	0%

Risk-free interest rate	2.98% - 3.81%	3.64% - 4.19%	4.06% - 4.95%

Stock option activity under the U.S. Equity Plan is as follows:

	Number of Shares (1)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Average Intrinsic Value
Balance at December 31, 2007	1,113,800	$5.66
Granted	928,000	$1.52
Exercised	(2,500)	$0.75
Expired	-
Cancelled	(314,000)	$2.82
Balance at December 31, 2008	1,725,300	$3.96
Granted	6,727,274	$1.85
Exercised	-
Expired	(2,000)
Cancelled	(110,000)
Balance at December 31, 2009	8,340,574	$1.93	8.91	$66,210

Vested and Exercisable at December 31, 2009	4,087,944			$60,285

	Number Outstanding 12/31/2009	Weighted Average Remaining	Number Exercisable 12/31/2009
Exercise Price
$ 0.71 to $ 3.57	8,168,524	9.0	3,919,894
$ 3.57 to $ 6.43	146,700	2.5	144,700
$ 6.43 to $ 9.28	6,750	6.9	4,750
$ 9.28 to $12.14	7,500	4.4	7,500
$12.14 to $15.00	11,100	4.1	11,100
	8,340,574		4,087,944

Stock option activity under the Non U.S. Equity Plan is as follows

	Number of Shares (1)	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Average Intrinsic Value
Balance at December 31, 2008	-	$-
Granted	1,650,000	2.04	2.04
Exercised	-	-
Expired	-	-
Cancelled	-	-
Balance at December 31, 2009	-	-	-
	1,650,000	$2.04	$2.04	9.8	$-

Exercise Price	Number Outstanding December 31, 2009	Weighted Average Remaining Contractual Life (years)	Number Exercisable December 31, 2009
2.04	1,650,000	9.8	50,000
	1,650,000	9.8	50,000

The summary of options vesting during 2009 is as follows:

	U.S. Equity Plan		Non U.S. Equity Plan
	Options	Weighted Average Grant Date Fair Value	Options	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2008	435,250	$2.93	-	$-
Issued	6,727,271	1.83	1,650,000	$2.01
Canceled	(112,000)	1.73	-	$-
Vested	(2,797,894)	1.98	(50,000)	$2.01
Exercised	-	-	-	$-
Non-Vested at December 31, 2009	4,252,627	$1.85	1,600,000	$2.01

(1) -- All options are exercisable for a period of ten years.
Options exercisable at December 31, 2008 – 1,290,050 at a weighted average exercise price of $4.29.
Options exercisable at December 31, 2009 – 4,137,944 at a weighted average exercise price of $2.01.

The total value of shares vested during the year ended December 31, 2009 was $7,380,208.
The number of remaining shares authorized to be issued under the various equity plans are as follows:

	US Equity Plan	Non US Equity Plan
Shares Authorized for Issuance under 2003 Equity Plan	2,500,000
Shares Authorized for Issuance under 2009 Equity Plan	9,750,000
Shares Authorized for Issuance under Non US Equity Plan		4,700,000
	12,250,000	4,700,000
Outstanding Options - US Equity Plan	(8,343,074)
Outstanding Options - Non US Equity Plan		(1,650,000)
Common shares issued under the option plans	(2,125,956)	(875,000)
Total Common Shares remaining to be issued under the Option Plans	1,780,970	2,175,000

Options are usually granted at an exercise price at least equal to the fair value of the Common Stock at the grant date and may be granted to employees, Directors, consultants and advisors of the Company.  As of December 31, 2009, there was approximately $9,520,000 of total unrecognized compensation costs related to unvested stock option awards of which $7,609,000 of unrecognized compensation expense is related to stock options that vest over a weighted average life of 1.6 years. The balance of unrecognized compensation costs, $1,911,000, is related to stock options that vest based on the accomplishment of business milestones.

On October 30, 2009, NeoStem amended its 2003 Equity Participation Plan (the “2003 Plan”) to grant the NeoStem Board of Directors or an appropriate committee thereof the authority to reprice options, (ii) a one-time repricing of the exercise price of certain NeoStem options and warrants to purchase shares of NeoStem Common Stock (the “Repricing”) and (iii) giving the Board of Directors or an appropriate committee thereof discretion to issue certain cash or equity awards in connection with the Repricing. On October 30, 2009, NeoStem implemented the Repricing.  NeoStem repriced an aggregate of 754,250 outstanding options (of which 500,500 were held by executive officers and none were held by non-employee directors) with an original range of exercise prices from $2.39 to $25.00 to an exercise price of $1.90. As a result of this repricing the Company recognized an additional expense of $36,836.

Note 11 – Income Taxes

Net deferred tax assets consisted of the following as of December 31:

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$11,760,000	$12,582,000
Stock option compensation	5,388,000	2,059,000
Other equity compensation	894,000	649,000
Provision for doubtful accounts	13,000	18,000
Deferred revenue	121,000	4,000
Deferred legal and other fees	38,000	37,000
Deferred tax assets	18,214,000	15,349,000
Deferred tax liabilities:
Amortization of Goodwill	(65,000)	(47,000)
Depreciation and amortization	(29,000)	(5,000)
Non-employee equity compensation	(913,000)	(611,000)
Deferred tax liability	(1,007,000)	(663,000)
Net deferred tax assets before valuation allowance	17,207,000	14,686,000
Net deferred tax asset valuation allowance	(17,207,000)	(14,686,000)
	-	-

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for each year summarized below:

	2009	2008	2007

Federal tax benefit at statutory rate	(34.0%)	(34.0%)	(34.0%)
State and local tax benefit at statutory rate	(10.2%)	(9.5%)	(9.5%)
Permanent non deductible expenses	12.7%
Foreign tax differential	1.1%
Writedown due of NOL's due section 382 limitations	23.4%
Change in valuation allowance	8.4%	43.5%	43.5%

Provision for income taxes	1.4%	0.00%	0.00%

The Tax Reform Act of 1986 enacted a complex set of rules limiting the utilization of net operating loss carryforwards to offset future taxable income following a corporate ownership change. The Company’s ability to utilize its NOL carryforwards is limited following a change in ownership in excess of fifty percentage points during any three-year period.

Since the year 2000 the Company has had several changes in ownership which has resulted in a limitation on the Company’s ability to apply net operating losses to future taxable income as of December 31 2009 approximately $7,000,000 of net operating losses had expired due these limitations. At December 31, 2009, the Company had net operating loss carryforwards of approximately $26,450,000 applicable to future Federal income taxes. The tax loss carryforwards are subject to annual limitations and expire at various dates through 2029. The Company has recorded a full valuation allowance against its net deferred tax asset because of the uncertainty that the utilization of the net operating loss and deferred revenue and fees will be realized.  The change in valuation allowance for 2009 is $2,521,000.

Note 12 – Segment Information
Historically, the Company’s operations have been conducted in only one geographical segment and since March 31, 2007 the Company has realized revenue only from the banking of adult autologous stem cells. In September, 2009 the Company established NeoStem (China), Inc. (“NeoStem China” or the “WFOE”) as a wholly foreign owned subsidiary of NeoStem. The WFOE is domiciled in Qingdao and under its scope of business approved by the Chinese regulatory authorities, the WFOE may engage in the research & development, transfer and technological consultation service of bio-technology, regenerative medical technology and anti-aging technology (excluding the development or application of human stem cell, gene diagnosis and treatment technologies); consultation of economic information; import, export and wholesaling of machinery and equipments (the import and export do not involve the goods specifically stipulated in/by state-operated trade, import & export quota license, export quota bidding, export permit, etc.). In furtherance of complying with PRC’s foreign investment prohibition on stem cell research and development, clinical trials and related activities, we conduct our current business in the PRC via two domestic variable interest entities. To date these operations in China have been limited. On October 30, 2009, the Company acquired China Biopharmaceuticals Holdings, Inc.  CBH’s principal asset is a 51% ownership interest in Suzhou Erye Pharmaceuticals Company Ltd. (“Erye”), a Sino-foreign joint venture with limited liability organized under the laws of the People’s Republic of China.  Erye specializes in research and development, production and sales of pharmaceutical products, as well as chemicals used in pharmaceutical products.

Our segment data is as follows:
	For the twelve months
	ended December 31
	2009	2008	2007
United States
Stem Cell Revenues	$172,078	$83,541	$231,664
Other Revenues	6,320	-	-
China
Prescription drugs and intermediary pharmaceutical products	11,347,949	-	-
Other Revenues	38,771	-	-
	$11,565,118	$83,541	$231,664
Income/(loss) from operations:
United States	$(18,089,802)	$(9,233,453)	$(10,438,836)
China	(5,710,660)	-	-
	$(23,800,462)	$(9,233,453)	$(10,438,836)
Total Assets
United States	$43,998,687	$1,824,316	$3,775,149
China	62,036,114

Note 13 – Modification of Revenue Recognition Policy
During the quarter ended June 30, 2009, the Company modified its revenue recognition policy relative to the license fees it recognizes from physicians seeking to establish autologous adult stem cell collection centers, to recognize such fees as revenues ratably over the appropriate period of time to which the revenue element relates. Previously these license fees were recognized in full when agreements were signed and the physician had been qualified by the Company’s credentialing committee. In previous reports we have described these fees as “start-up” fees. Effective with the filing of the Form 10-Q for the quarterly period ended June 30, 2009, we have re-characterized these fees as license fees in order to better describe the nature of the relationship between NeoStem and these physicians and physician practices and the nature of the fees received. If this modified revenue recognition policy had been in place during the year ended December 31, 2006 and in each subsequent reporting period, the impact of accounting for revenues and its corresponding impact on net loss for each of the years ended December 31, 2009, 2008 and 2007 would have been as follows, reflecting for each such period the relevant amounts as reported and as if adjusted:

	2009	2008	2007
Total Stem Cell Revenue and other license revenue as reported	$178,398	$83,541	$231,664
Total Stem Cell Revenue and other license revenue if adjusted	200,662	145,924	57,148
Bad Debt Expense as Reported	-	21,500	19,500
Bad Debt Expense if Adjusted	-	9,450	4,500
Net Loss as Reported	(24,183,850)	(9,242,071)	(10,445,473)
Net Loss if Adjusted	(24,161,586)	(9,167,638)	(10,604,989)
Change	$22,264	$74,433	$(159,516)
% of Net Loss	.09%	0.81%	1.53%

The Company has determined that this modification of our revenue recognition policy does not require a retroactive application to our previously issued financial statements for the periods set forth above because the impact on the financial statements taken as a whole during such periods is not material.

Note 14 – Related Party Transactions
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

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, all of the shares of common stock, par value $.01 per share, of CBH, or CBH Common Stock, issued and outstanding immediately prior to the effective time of the Merger, or the Effective Time, were converted into the right to receive, in the aggregate, 7,150,000 shares of our Common Stock. Additionally, subject to the cancellation of outstanding warrants to purchase shares of CBH Common Stock held by RimAsia (a beneficial holder of more than 5% of our voting securities), and the sole holder of shares of Series B Convertible Preferred Stock, par value $0.01 per share, of CBH, or the CBH Series B Preferred Stock, all of the shares of CBH Series B Preferred Stock issued and outstanding immediately prior to the Effective Time were converted into the right to receive, in the aggregate, (i) 6,458,009 shares of our common stock (having an approximate value of $12,270,217 as of the Effective Time) and (ii) 8,177,512 shares of our Series C Preferred Stock (having an approximate value of $17,263,600 as of the Effective Time), each with a liquidation preference of $1.125 per share and convertible into 9,086,124 shares of our common stock at an initial exercise price of $0.90.

At the Effective Time, we issued 9,532 shares of our common stock (having an approximate value of $18,110) to Stephen Globus, a director of CBH, and 7,626 shares of our common stock (having an approximate value of $14,489) to Chris Peng Mao, then the Chief Executive Officer of CBH, in exchange for the cancellation and the satisfaction in full of indebtedness in the aggregate principal amount of $90,000, plus any and all accrued but unpaid interest thereon, and other obligations of CBH to Messrs. Globus and Mao. Additionally, we agreed to bear 50% of up to $450,000 of CBH’s expenses post-Merger, and satisfaction of the liabilities of Messrs. Globus and Mao will count toward that obligation.

For assistance in effecting the Merger, 125,000 shares of our common stock (having an approximate value of $237,500) were issued to EET, the holder of a 49% interest in Erye. In addition, an aggregate of 203,338 shares of our common stock (having an approximate value of $386,350) is being issued to Shi Mingsheng (an officer and director of Erye and the majority shareholder of EET and nominated as our director) and Madam Zhang Jian (an officer and director of CBH, an officer of Erye and a significant shareholder of EET).

As a result of the Merger, we own 51% of Erye, and EET owns the remaining 49% ownership interest. In connection with the Merger, we and EET negotiated a revised joint venture agreement which, subject to finalization and approval by the requisite PRC governmental authorities, will govern our respective rights and obligations with respect to Erye. Pursuant to the terms and conditions of the revised joint venture agreement, dividend distributions to EET and NeoStem will be made in proportion to their respective ownership interests in Erye; provided, however, that for the three-year period commencing on the first day of the first fiscal quarter after the joint venture agreement becomes effective, (i) 49% of undistributed profits (after tax) will be distributed to EET and lent back to Erye by EET for use by Erye in connection with the construction of a new plant for Erye; (ii) 45% of the net profit (after tax) will be provided to Erye as part of the new plant construction fund, which will be characterized as paid-in capital for our 51% interest in Erye; and (iii) 6% of the net profit will be distributed to us directly for our operating expenses. In the event of the sale of all of the assets of Erye or liquidation of Erye, we will be entitled to receive the return of such additional paid-in capital before distribution of Eyre’s assets is made based upon the ownership percentages of NeoStem and EET, and upon an initial public offering of Erye which raises at least 50,000,000 RMB (or approximately U.S. $7,300,000), we will be entitled to receive the return of such additional paid-in capital.

In connection with the Merger, the exercise price of certain of our outstanding warrants was reduced. Certain of our executive officers and directors held warrants to purchase our common stock at $8.00 per share, and following the Merger, the exercise price of such warrants was reduced to approximately $6.18 per share. These warrants are held by our Chairman and CEO - Robin L. Smith (25,427), our Vice President and General Counsel - Catherine M. Vaczy (2,000), and our directors - Richard Berman (11,364) and Steven Myers (22,728).

In connection with the Merger, each of the then officers and directors of CBH, and each of RimAsia (then a beneficial holder of more than 5% of our voting securities), Erye and EET, as well as certain holders of CBH Common Stock at the Effective Time, entered into a lock-up and voting agreement, pursuant to which they agreed to vote their shares of CBH Common Stock in favor of the Merger and to the other transactions contemplated by the Merger Agreement and agreed not to sell their CBH Common Stock and/or our common stock from November 2, 2008 through the expiration of the six-month period immediately following the consummation of the Merger . Similarly, our officers and directors entered into a lock-up and voting agreement, pursuant to which they agreed to vote their shares of our common stock in favor of the Merger and to the other transactions contemplated by the Merger Agreement and agreed not to sell their shares of our common stock during the same period.

Robin L. Smith, our Chairman and Chief Executive Officer, and Steven Myers, a member of our Board of Directors and Audit, Compensation and Nominating Committees (of which Nominating Committee Mr. Myers became Chairman in March 2009), were holders of CBH Common Stock at the time. Dr. Smith was the beneficial owner of 389,966 shares of CBH Common Stock that were acquired commencing in 2005. Mr. Myers was the beneficial owner of 285,714 shares of CBH Common Stock that were acquired in 2005. Based on the $2.03 closing price of our common stock on September 18, 2009 and the conversion of CBH Common Stock into our Common Stock in the Merger, the approximate transaction value of the holdings in CBH of each of Dr. Smith and Mr. Myers was $152,126 and $111,457, respectively.

In our private placement of units in November 2008, Fullbright (then a beneficial holder of more than 5% of our voting securities), a corporation organized in the British Virgin Islands, and the principal shareholders of which are Madam Zhang Jian, then an officer and director of CBH and an officer of Erye, Shi Mingsheng, then an officer and director of CBH, a director of Erye and Chairman of Fullbright, and Ding Weihua, then a director of CBH, purchased 400,000 units for an aggregate consideration of $500,000. The per unit price was $1.25 and each unit was comprised of one share of our common stock and one redeemable five-year warrant to purchase one share of our common stock at a purchase price of $1.75 per share. In connection with Fullbright’s purchase of the units, EET, the principal shareholders of which are also the principal shareholders of Fullbright, borrowed $500,000 from RimAsia, and the units acquired by Fullbright were pledged to RimAsia as collateral therefor. Further, in our June/July 2009 private placement, Fullbright acquired, for a purchase price of $800,000, 64,000 shares of our Series D Stock, together with warrants to purchase 640,000 shares of our common stock.

In the November 2008 private placement (see Note 10, Common Stock, above), Fullbright Finance Limited, a corporation organized in the British Virgin Islands, the principal shareholders of which are Liu Xiaohao, former Senior Vice President of CBH, Shi Mingsheng, former Chief Operating Officer of CBH and a director of the Company commencing in March 2010 and Ding Weihua, a former director of CBH, purchased 400,000 units for an aggregate consideration of $500,000, each unit comprised of one share of NeoStem Common Stock and one redeemable five-year warrant to purchase one share of NeoStem Common Stock at a purchase price of $1.75 per share, at a per-unit price of $1.25.  In connection with Fullbright's purchase of the units, EET, the principal shareholders of which are also the principal shareholders of Fullbright, borrowed $500,000 from RimAsia Capital Partners, L.P. (a principal stockholder of the Company), and the units acquired by Fullbright were pledged to RimAsia as collateral therefor.

On February 25, 2009 and March 6, 2009, respectively, we issued promissory notes, or the Notes, to RimAsia (then a beneficial holder of more than 5% of our voting securities) in the principal amounts of $400,000 and $750,000, respectively. The Notes had an interest rate of 10% per annum and were due and payable on October 31, 2009 or earlier, in the event we raised over $10 million through an equity financing. The Notes contained standard events of default and in the event of a default that is not subsequently cured or waived, the interest rate would have increased to a rate of 15% per annum and, at the option of RimAsia and upon notice, the entire unpaid principal balance together with all accrued interest thereon would have been immediately due and payable. The Notes or any portion thereof could have been prepaid at any time and from time to time at our discretion without premium or penalty.

In April 2009, RimAsia (then a beneficial holder of more than 5% of our voting securities) purchased our Series D Convertible Redeemable Preferred Stock and warrants for aggregate consideration of $5,000,000. A portion of the proceeds were used to repay the principal and interest on the Notes issued to RimAsia in February and March 2009 and certain other costs advanced by RimAsia in connection with our expansion activities in China. Mr. Wei, now our director, is managing partner of RimAsia.

On April 23, 2009, we entered into a Consulting Agreement with Shandong Life Science and Technology Research Institute, or SLSI, of which Ms. Cai Jianqian is President. Ms. Cai is the mother of former CBH Chief Executive Officer Chris Peng Mao who is currently the Company’s Director, Asian Expansion and Strategic Development. Ms. Cai also was CBH stockholder at the time we entered into the Consulting Agreement. Pursuant to the Consulting Agreement, Ms. Cai will provide consulting services to us in the area of business development, strategic planning and government affairs in the healthcare industry in the PRC. In return for the consulting services, we have agreed to pay SLSI an annual fee of $100,000 and we issued SLSI 250,000 warrants under our 2009 Non-U.S. Plan, to become exercisable over approximately a two year period. In addition, in connection with expanding our relationship with SLSI in July 2009, we agreed to grant to SLSI an additional 100,000 shares under the 2009 Non-U.S. Plan (having an approximate value of $204,000). Grants under the 2009 Non-U.S. Plan will be subject to, among other things, applicable law including any required registration in the PRC.

Robin Smith, the Company’s Chairman and Chief Executive Officer, and Steven Myers, a member of the Company’s Board of Directors and Audit, Compensation and Nominating Committees, are holders of CBH Common Stock.  Accordingly, a special committee of the Company’s Board of Directors (comprised of Mark Weinreb, Richard Berman and Joseph Zuckerman) approved on behalf of the Company the execution of the Merger Agreement and the transactions contemplated thereby.

On April 30, 2009 the Company entered into a License and Referral Agreement with Promethean Corporation (“Promethean”) through its subsidiary Ceres Living, Inc. (“Ceres”) to use certain Company marks and publications in connection with certain sales and marketing activities relating to its nutritional supplement known as AIO Premium Cellular (the “Product”); and in connection with the license, Ceres will pay to the Company or the Stem for Life Foundation specified fees  for  each unit of the Product sold; and Ceres shall engage in a referral service with respect to the Company’s adult stem cell collection and storage activities. Ceres will receive a specified fee from the Company for each client referred who completes and pays for a stem cell collection. The term of the agreement is three years with each party having the right to renew annually, thereafter. The CEO of Promethean is in an exclusive relationship with the CEO of the Company. The Company has earned $6,320 in royalties in connection with this agreement.

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

Pursuant to the terms and conditions of the Joint Venture Agreement, dividend distributions to EET and Merger Sub will be made in proportion to their respective ownership interests in Erye; provided, however, that for the three-year period commencing on the first day of the first fiscal quarter after the Joint Venture Agreement becomes effective distributions will be made as follows: (i) the 49% of undistributed profits (after tax) of the joint venture due EET will be distributed to EET and lent back to Erye to help finance costs in connection with their construction of and relocation to a new facility and; (ii) of the net profit (after tax) of the joint venture due Merger Sub, 45% will be provided to Erye as part of the new facility construction fund and will be characterized as paid-in capital for Merger Sub’s 51% interest in Erye, and 6% will be distributed to Merger Sub directly.

At December 31, 2009, Erye owed EET $7,234,293.  Included in the amount owed to EET are:
•	Dividends paid and loaned back to Erye amounting to $7,692,265 and accrued interest of $334,988, the interest rate on this loan is 5.31%.
•	A second note related to a 2008 loan in the amount of $409,997,
•	Advances to EET of $1,026,965, and
•	A receivable due from EET of $175,992.
The 2008 note is a non-interest bearing note.  Total interest for the two months that the Company owned Erye amounted to $68,077.

Note 15 – Commitments and Contingencies
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

Effective as of September 27, 2007, the Company entered into a letter agreement with Dr. Smith, pursuant to which Dr. Smith's employment agreement dated as of May 26, 2006 and amended as of January 26, 2007, was further amended to provide that: (a) Dr. Smith's base salary would be increased to $275,000 (the amount to which Dr. Smith would have been entitled under her original employment agreement prior to her agreement on January 26, 2007 to accept a reduced salary of $250,000); (b) her base salary would be increased by 10% on each one year anniversary of the agreement; (c) a cash bonus of $187,500 (an amount equal to 75% of her base salary) would be paid October 1, 2007; (d) Dr. Smith's bonus for 2008 is set in the amount of $250,000 (an amount equal to 100% of her base salary) to be paid October 1, 2008;  (e) the Company will pay membership and annual fees for a club in New York of Dr. Smith's choice for business entertaining and meetings and (f) any severance payments will be paid out over 12 months . Other than as set forth therein, Dr. Smith's original employment agreement and all amendments thereto remain in full force and effect. Dr. Smith elected to defer the payment of her 2008 bonus, which was earned on October 1, 2008, in an effort to help conserve the Company’s cash.  The bonus was fully paid in 2009. The Company recognized this bonus as compensation in 2008.

Pursuant to Dr. Smith’s September 27, 2007 letter agreement, Dr. Smith’s salary was increased annually on the one year anniversary of the letter agreement to an annual salary of $302,500 effective as of September 27, 2008 and to an annual salary of $332,750 effective as of September 27, 2009.

On July 29, 2009, we amended the terms of our employment agreement with Dr. Smith by means of a letter agreement to extend the term of Dr. Smith’s employment to December 31, 2011 and subject to the consummation of the Merger with CBH, award Dr. Smith a $275,000 cash bonus for 2009 and comparable minimum annual bonuses for 2010 and 2011.  As of December 31, 2009, $225,000 of the bonus for 2009 was due Dr. Smith.  We maintain key-man life insurance on Dr. Smith in the amount of $3,000,000.  As of October 30, 3009, the Compensation Committee approved the reimbursement to Dr. Smith of premiums, up to $4000 annually, for disability insurance covering Dr. Smith.

On January 26, 2007, the Company entered into an employment agreement with Catherine M. Vaczy pursuant to which Ms. Vaczy would continue to serve as the Company’s Vice President and General Counsel.   This agreement superseded Ms. Vaczy’s original employment agreement dated as of April 20, 2005 and all amendments thereto.  Subject to the terms and conditions of the letter agreement, the term of Ms. Vaczy’s employment in such capacity would continue through December 31, 2008.  In consideration for her services under the letter agreement, Ms. Vaczy would be entitled to receive a minimum annual salary of $150,000 during 2007 (such amount being 20% less than the annual salary to which Ms. Vaczy would have been entitled commencing April 20, 2007 pursuant to the terms of her original employment agreement) and a minimum annual salary of $172,500 during 2008.  In consideration for such salary concessions and agreement to extension of her employment term, Ms. Vaczy was also entitled to receive a cash bonus upon the occurrence of certain milestones and was also be eligible for additional cash bonuses in certain circumstances, in each case as may be approved by the Compensation Committee of the Board of Directors.

Ms. Vaczy was also entitled to payment of certain perquisites and/or reimbursement of certain expenses incurred by her in connection with the performance of her duties and obligations under the letter agreement, and to participate in any incentive and employee benefit plans or programs which may be offered by the Company and in all other plans in which the Company executives participate.

Pursuant to Ms. Vaczy’s  employment agreement dated January 26, 2007, in the event Ms. Vaczy’s employment is terminated prior to the end of the term, for any reason, earned but unpaid cash compensation and unreimbursed expenses due as of the date of such termination would be payable in full. In addition, in the event Ms. Vaczy’s employment is terminated prior to the end of the term for any reason other than by the Company with cause or Ms. Vaczy without good reason, Ms. Vaczy or her executor of her last will or the duly authorized administrator of her estate, as applicable, would be entitled to receive certain specified severance payments, paid in accordance with the Company’s standard payroll practices for executives.  In no event would such payments exceed the remaining salary payments in the term.  In the event her employment is terminated prior to the end of the term by the Company without cause or by Ms. Vaczy for good reason, all options granted by the Company will immediately vest and become exercisable in accordance with their terms.

Ms. Vaczy’s January 26, 2007 employment agreement, as amended on January 9, 2008 and August 29, 2008, or the Original Agreement, expired by its terms on December 31, 2008. However, effective July 8, 2009, we entered into another letter agreement, or the Extension, with Ms. Vaczy pursuant to which the Original Agreement was extended, subject to certain different and additional terms. The Extension provides that Ms. Vaczy’s base salary during the one-year term will be $182,500. The Extension additionally provides for (i) a 25,000 share stock award upon execution under the 2009 Plan where we also pay the associated payroll taxes; and (ii) a $5,000 cash bonus upon each of two milestone objectives established by the Board of Directors (one of which was met as of December 31, 2009). Any severance payments set forth in the Original Agreement to which Ms. Vaczy may become entitled shall be based on Ms. Vaczy’s then salary for a three month and not an annual period.

As of October 29, 2009, the Compensation Committee of our Board (i) awarded Ms. Vaczy a $50,000 cash bonus, 50% of which was payable currently and the remaining 50% payable upon the achievement of a business milestone (which was achieved in February 2010), (ii) increased Ms. Vaczy’s salary from $182,500 to $191,000 effective as of November 1, 2009, and (iii) approved the payment of dues to a private club of Ms. Vaczy’s choosing for business entertaining and meetings (not to exceed $6,000 annually).

On October 29, 2009, the Compensation Committee adopted that certain Additional Compensation Plan providing that contingent cash bonuses, in the total amount of $200,806, would be payable upon the occurrence of a “Cash Flow Event”.  Of such amounts, two members of the Company’s Board of Directors, one former member of the Company’s Board of Directors, the Company’s CEO, CFO and General Counsel participated in a total of $134,232 of such amount.

Pursuant to the terms of the Director Compensation Plan adopted on November 4, 2009, as amended, each non-employee director of the Company, including employees of partially owned joint ventures, are entitled to quarterly cash compensation equal to $15,000, payable in arrears.  Based on the current Board structure, this will equal approximately $360,000 annually.

 The Company has entered into an agreement for the lease of executive office space from SLG Graybar Sublease LLC (the “Landlord”) at Suite 450, 420 Lexington Avenue, New York, NY  10170 with a lease term effective April 1, 2009 through June 30, 2013 (the “Lease”).  Rental and utility payments are currently in the aggregate approximate monthly amount of $20,100.  To help defray the cost of the Lease, the Company licensed to third parties the right to occupy certain of the offices in Suite 450 and use certain business services.  Such license payments currently total approximately $5,000 per month and the license agreements are for periods of less than one year.  The Lease was entered into pursuant to an assignment and assumption of the original lease from the original lessor thereof, DCI Master LDC (the lead investor in a private placement by the Company in June 2006) and affiliates of DCI Master LDC and Duncan Capital Group LLC (a former financial advisor to and an investor in the Company), for which original lease a principal of such entities acted as guarantor (the “Guarantor”), a consent to such assignment from the Landlord and a lease modification agreement between the Company and the Landlord, such documents being dated April 13, 2009 with effective delivery April 17, 2009.  The Company was credited with an amount remaining as a security deposit with the Landlord from such original lessor (the “Security Deposit Credit”), was required to deposit an additional amount with the Landlord to replenish the original amount of security for the Lease and pay an amount equal to the Security Deposit Credit to the Guarantor of the original lease.  The total payments made by the Company for such security deposit and payment of the Security Deposit Credit to the Guarantor were in the approximate aggregate amount of $157,100.  Pursuant to the Lease, the Company is obligated to pay on a monthly basis fixed annual rent and certain items as additional rent including utility payments.  The Lease requires the Company to maintain insurance in specified types and amounts, contains certain other standard commercial terms such as tenant’s assumption of its pro-rata share of certain Landlord costs, tenant’s reimbursement obligations for certain other Landlord costs including insurance, provision for certain additional charges and maintenance of certain systems within the premises, contains restrictions on subletting and provisions for costs and payments relating thereto and notice, recapture and Landlord leaseback provisions relating to subletting, permits licensing by tenant of up to five offices or workstations with notice to Landlord, requires the tenant to maintain and repair certain systems, contains default and liquidated and other damage provisions (including acceleration of all rent and additional rent due for the remainder of the term upon a Landlord termination due to a tenant default and double payments on a holdover after expiration or termination), interest on late payments, tenant waivers and indemnity of Landlord, Landlord right of relocating tenant within the building, Landlord right of termination provisions including on five days’ notice if rent is not timely paid, on 15 days’ notice if other defaults are uncured and also in certain insolvency related instances, and requires consent of the Landlord in certain circumstances and provides for tenant to pay the costs associated therewith.   In January 2005, NS California began leasing space at Good Samaritan Hospital in Los Angeles, California at an annual rental of approximately $26,000 for use as its stem cell processing and storage facility. The lease expired on December 31, 2005, but the Company continued to occupy the space on a month-to-month until it closed the facility in April 2009  and transferred its processing and storage operations to state of the art facilities operated by leaders in cell processing.    The Company utilizes Progenitor Cell Therapy LLC, with whom the Company entered into a Cell Processing and Storage Customer Agreement in January 2009, to process and store for commercial purposes at the cGMP level at its California and New Jersey facilities.  In September 2009, NeoStem, Inc. entered into an agreement for the lease of space from Rivertech Associates II, LLC, c/o The Abbey Group (the “Landlord”) at 840 Memorial Drive, Cambridge, Massachusetts with a lease term effective September 1, 2009 through August 31, 2012 (the “Lease”).  The space is being used for general office, research and development, and laboratory space (inclusive of an adult stem cell collection center).  The base rent under the Lease is $283,848 for the first year, $356,840 for the second year and $369,005 for the third year.  In addition, the Company is responsible for certain costs and charges specified in the Lease, including utilities, operating expenses and real estate taxes.  The security deposit is $84,141, which may be reduced to $56,094 if Company has not defaulted in the performance of its obligations under the lease prior to the second lease year.

 In May 2009, Qingdao Niao, the Chinese domestic company controlled by NeoStem (China), Inc.  through various business arrangements, entered into leases with Beijing Zhong-guan-cun Life Science Park Development Corp., Ltd. pursuant to which Qingdao Niao is leasing laboratory, office and storage space in Beijing for the aggregate monthly amount of approximately $23,000.  Lease payments are due quarterly in advance, and upon entering into the lease a three month security deposit was required in addition to the first quarterly payment.  The term of the leases is for approximately three years.

Rent for these facilities for the twelve months ended December 31, 2009, 2008 and 2007, was approximately $538,600, $202,000 and $215,000, respectively.

In November, 2007,  the Company  entered into an  acquisition  agreement with UTEK  Corporation  ("UTEK") and Stem Cell  Technologies,  Inc.,  a  wholly-owned subsidiary  of UTEK  ("SCTI"),  pursuant to which the Company  acquired  all the issued and outstanding common stock of SCTI in a stock-for-stock  exchange. SCTI contains  an  exclusive,   worldwide  license  to  a  technology   developed  by researchers  at the  University  of Louisville to identify and isolate rare stem cells from adult human bone  marrow,  called very small  embryonic  like stem  cells.  Concurrent  with  the SCTI  acquisition,  NeoStem  entered  into a sponsored  research  agreement  (“SRA”) with the  University of  Louisville  under which NeoStem has been supporting further research in the laboratory of Mariusz Ratajczak, M.D., Ph.D. a co-inventor of the VSEL™ technology and head of the Stem Cell Biology Program at the James Brown Cancer Center at the University of Louisville.  The SRA, which has been periodically amended, called for payments in 2008 of $50,000 and 2009 of $65,337.

Under the License Agreement, SCTI agreed to engage in a diligent program to develop the VSEL technology. Certain license fees and royalties are to be paid to University of Louisville Research Foundation (“ULRF”) from SCTI, and SCTI is responsible for all payments for patent filings and related applications.  Portions  of  the  license  may  be converted to a  non-exclusive  license if SCTI does not  diligently  develop the VSEL™ technology or terminated entirely if SCTI chooses to not pay for the filing and  maintenance  of any patents  thereunder.  The License Agreement, which has an initial term of 20 years, calls for the following specific payments:  (i) reimbursement of $29,000 for all expenses related to patent filing and prosecution incurred before the effective date (“Effective Date”) of the license agreement; (ii) a non-refundable prepayment of $20,000 creditable against the first $20,000 of patent expenses incurred after the Effective Date; (iii) a non-refundable license issue fee of $46,000; (iv) a non-refundable annual license maintenance fee of $10,000 upon issuance of the licensed patent in the United States;  (v) a royalty of 4% on net sales; (vi) specified milestone payments; and (vii) specified payments in the event of sublicensing.   Pursuant to a February 2009 amendment to the License Agreement the payments under (ii) and (iii) became due and were paid in March 2009. The License Agreement also contains certain provisions relating to "stacking,"  permitting SCTI to pay royalties  to ULRF at a  reduced  rate in the event it is  required  to also pay royalties to third parties exceeding a specified  threshold for other technology in  furtherance  of the  exercise  of its patent  rights or the  manufacture  of products  using the VSEL  technology.

As of December 31, 2009, NeoStem, Inc. (the “Company”), NeoStem (China) , Inc., its subsidiary and Progenitor Cell Therapy, LLC, a Delaware limited liability company ("PCT”), entered into an Agreement (the “Agreement”) whereby NeoStem and NeoStem China engaged PCT to perform the services necessary to construct in Beijing, China a facility consisting of a clean room for adult stem cell clinical trial processing and other stem cell collections which will have the processing capacity on an annual basis sufficient for at least 10,000 samples, research and development laboratory space, collection and stem cell storage area and offices, together with the furnishings and equipment and (2) the installation of quality control systems consisting of materials management, equipment maintenance and calibration, environmental monitoring and compliance and adult stem cell processing and preservation which comply with cGMP standards and  regulatory standards that would be applicable in the United States under GTP standards, as well as all regulatory requirement applicable to the program under the laws of the People's Republic of China.  The aggregate cost of the program, including the phase 1 equipment purchases, is expected to be approximately $3 million.  The project is anticipated to take approximately 7 months to complete.  PCT has agreed to provide at least 90 days of support services to NeoStem for an additional fee after completion of the project, which is renewable at NeoStem's request for an additional 90 days.

In connection with the issuance to investors and service providers of many of the shares of the Company’s Common Stock and Warrants to purchase Common Stock described herein, the Company granted the holders registration rights providing for the registration of such shares of Common Stock and shares of Common Stock underlying warrants on a registration statement to be filed with the Securities and Exchange Commission so as to permit the resale of those shares.  Certain of the registration rights agreements provided for penalties for failure to file or failure to obtain an effective registration statement.  With respect to satisfying our obligations to the holders of these registration rights, we are in various positions.  We filed a registration statement as required for some of the holders, but to date, we have not had such registration statement declared effective.  As to some holders we have not yet satisfied our obligation to file.  Certain holders with outstanding registration rights have waived their registration rights.  No holder has yet asserted any claim against us with respect to a failure to satisfy any registration obligations.  Were someone to assert a claim against us for breach of registration obligations, we believe we have several defenses that would result in relieving us from any liability, although no assurances can be given.  We also note that damage claims may be limited, as (i) all shares of Common Stock as to which registration rights attached are currently salable under Rule 144 of the Securities Act and (ii) during the relevant periods the warrants with registration rights generally have been out of the money.  Accordingly, were holders to assert claims against us based on breach of our obligations to register, we believe that our maximum exposure from non-related parties would not be material.

At October 31, 2009 Erye had a statutory reserve of $1,126,300.  The laws  and  regulations  of the PRC  require  that  before  foreign  invested enterprise  can  legally  distribute  profits,  it must  first  satisfy  all tax liabilities,  provide for losses in previous  years,  and make  allocations,  in proportions  determined at the  discretion of the board of directors,  after the statutory reserves.  To fund its statutory reserve requirement Erye is required to set aside a certain percentage of their accumulated after-tax profit each year, if any, to fund certain mandated reserve funds of at least 10% each year until its reserves have reached at least 50% of its registered capital, The statutory reserves include the surplus reserve fund and the common welfare fund. The amount of statutory reserve at December 31, 2009 was determined to be $1,126,300 and no further allocations were required.

The minimum future lease payments under our lease and license commitments are as follows:

	Total	Less than 1 Year	1- 3 Years	3-5 Years	More than 5 Years
Facility Leases	2,370,788	883,287	1,487,501	-	-
License Fees	285,000	105,000	60,000	60,000	60,000
	$ 2,655,788	$ 988,287	$ 1,547,501	$ 60,000	$ 60,000

Note 16 - Subsequent Events
Effective as of January 4, 2010 the Company entered into a one-year agreement with a consultant to provide investor relations services to the Company.  In consideration for providing services under this agreement, the Company agreed to pay a retainer of $8,000 per month, at the beginning of the month and each month thereafter during the primary term of the agreement and issue to the consultant a five year warrant to purchase 200,000 shares of restricted common stock at a per share exercise price of $2.00 to vest 50,000 each of the last day of each of the fiscal quarters. The issuance of such securities is subject to the approval of the NYSE Amex, which approval was obtained in January 2010.

On February 18, 2010, the Company completed a public offering of 5,750,000 shares of the Company's common stock, par value $0.001 per share, (the "Common Stock"), at a price of $1.35 per share for aggregate proceeds of approximately $7,089,125 (net of underwriting discounts, commissions, fees and expenses). Roth Capital Partners, LLC served as sole book-running manager and Maxim Group and Gilford Securities acted as co-managers for the offering. This offering was made pursuant to the Company's effective registration statement (the "Registration Statement") on Form S-1, as amended, (File No. 333-163741) filed with the Securities and Exchange Commission.

Effective as of February 23, 2010, we entered into Amendment No. 3 to our SRA with the University of Louisville which amends the research plan and currently provides for additional payments during 2010 of up to $72,342 of which $68,725 was paid upon execution of Amendment No. 3.  No later than April 30, 2010, the parties shall agree on any desired revisions to the research or research period under Amendment No. 3.

Effective as of February 26, 2010, the Company entered into an agreement with a consultant to provide to the Company necessary information for designing a successful marketing plan and product list for the penetration (Phase II) of Federal, State and local government markets.  In consideration for providing the services, the Company agreed to pay a retainer of $20,000 each month and a five year warrant in the Company's standard form to purchase 275,000 shares of Common Stock which shall have a per share exercise price $1.42 and shall vest and become exercisable in its entirety on such date after the Effective Date that certain milestones in performance are achieved; provided that if such date is prior to May 14, 2010 then the warrant shall vest on May 14, 2010.  The issuance of such securities is subject to the approval of the NYSE Amex.

Effective as of March 11, 2010, the Company entered into an agreement with a law firm which has been providing legal services to the Company since 2006, pursuant to which this firm was retained to provide additional legal services with regard to negotiation, drafting and finalization of contracts; in the development of strategic plans; with regard to funding from various agencies of the State of New Jersey and the Federal government.  In consideration for providing the services, the Company agreed to issue a five year warrant to purchase 52,000 shares of restricted Common Stock at a per share exercise price of $1.42, vesting as to one-half of the shares on June 30, 2010 and one-half of the shares on December 31, 2010.  The issuance of such securities is subject to the approval of the NYSE Amex.

On March 15, 2010, the Company and RimAsia agreed that in consideration for RimAsia currently exercising its warrant to purchase 1,000,000 shares of the Company’s common stock, exercisable at a per share exercise price of $1.75 and issued to RimAsia in a private placement completed by the Company in September 2008 (the “September 2008 Warrant”)  the Company would extend the term of, and increase the price at which the Company may redeem at its option (as further described below), RimAsia’s warrant to purchase 4,000,000 shares of Common Stock, issued to RimAsia in a private placement completed by the Company in April 2009 (the “Series D Warrant”).  Gross proceeds to be received by the Company from the exercise are $1,750,000.  The expiration date of the September 2008 Warrant was September 1, 2013. RimAsia is subject to the terms of a lock-up agreement through August 2010. The agreement was discussed and approved by the Company’s Board of Directors and Audit Committee at meetings held on March 11, 2010.  The closing price of the Common Stock on March 11, 2010 was $1.42.  The Company intends to put  the proceeds from the exercise of the warrant towards the funding of the Company’s various  initiatives, including assisting in the funding of the relocation of the manufacturing facility of Suzhou Erye Pharmaceutical Co. Ltd., the Company’s 51% owned subsidiary. The Series D Warrant is being amended solely to provide for (i) a three (3) year extension of the Termination Date (as defined in the Series D Warrant) and (ii) an increase in the average closing price that triggers the Company’s redemption option under the Series D Warrant from $3.50 to $5.00 (the Series D Warrant so amended and restated, the “Amended and Restated Warrant”).

On October 29, 2009, the Compensation Committee adopted that certain Additional Compensation Plan providing that contingent cash bonuses, in the total amount of $200,806, would be payable upon the occurrence of a “Cash Flow Event” and on March 31, 2010 such contingent bonuses were paid.  Of such amounts, two members of the Company’s Board of Directors, one former member of the Company’s Board of Directors, the Company’s CEO, CFO and General Counsel participated in a total of $134,232 of such amount.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and the breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

As of the end of the Company's fourth fiscal quarter ended December 31, 2009 covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that due to the material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting the Company's disclosure controls and procedures were not effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009 due to the material weaknesses previously identified by China Biopharmaceuticals, Inc. (“CBH”), which was acquired by the Company on October 30, 2009.  Because the acquisition was completed in the fourth quarter, the Company has not had sufficient time to remediate the material weaknesses previously identified by CBH.

As a result of the Merger with CBH, the Company acquired cash and CBH’s 51% ownership interest in Suzhou Erye Pharmaceuticals Company Ltd. (“Erye”), a Sino-foreign joint venture with limited liability organized under the laws of the People’s Republic of China.  Erye represents 98% of the consolidated revenue of 11,565,118 reported for the year ended December 31, 2009 and offset the Company’s net loss of $30,884,506 with net income of 2,386,541 for the year ended December 31, 2009 (Note, Erye’s net income were only for the two months following the acquisition).

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the  transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Prior to the merger, in its assessment of its internal control over financial reporting as of December 31, 2008, CBH identified in substance the material weaknesses set forth below.  As of September 30, 2009, CBH reported that such material weaknesses had not been remediated and continued to exist.

1. Insufficient U.S.GAAP qualified accounting and finance personnel.
As U.S. GAAP closing process relates to non-routine transactions and estimates, CBH did not have sufficient US GAAP qualified accounting and finance personnel necessary to close its books at its subsidiaries in China.  CBH's subsidiaries in China did not maintain books and records in accordance with US GAAP and had to make adjusting entries to prepare and report financial statements in accordance with US GAAP.  Because the accounting personnel were not familiar with U.S.GAAP non-routine transactions and estimates were not properly accounted for under US GAAP. This material weakness resulted in adjustments to several significant accounts and disclosures and contributed to other material weakness described below.

2. Lack of Internal Audit System.
CBH did not have an internal audit department and therefore was unable to effectively prevent and  detect control  lapses and errors in the  accounting of certain key areas like revenue  recognition,  purchase approvals,  inter-company transactions,  cash  receipt  and cash  disbursement  authorizations,  inventory safeguard and proper  accumulation for cost of products,  in accordance with the appropriate costing method used by CBH.

3. Financial Statement Closing Process.
CBH's controls over the financial statement close process related to account reconciliation and analyses, including bank accounts, certain long-lived assets and accrued liabilities, were not effective. As a result, a large volume of adjustments were necessary to completely and accurately present the financial statements in accordance with US GAAP.

In its assessment of internal control over financial reporting as of December 31, 2009, the Company was unable to conclude that the above material weaknesses previously reported by CBH had been fully remediated and therefore concluded that the Company's internal control over financial reporting was not effective as of December 31, 2009.

Since the acquisition of CBH in the fourth quarter, the Company is in the process of implementing the following remediation plans.

While the Company has sufficient US GAAP qualified accounting and financial personnel at the parent level, the accounting and financial accounting personnel at Company’s subsidiary, Erye, continue to need additional training on US GAAP.  The Company plans to remediate this by deploying its finance and accounting personnel to Erye to account for non-routine, complex transactions at the Erye level and to assist with Erye’s closing processes from time to time and use the services of another accounting firm for this role as well as provide additional training of Erye’s personnel so they can do the accounting for Erye without significant participation from the Company’s finance and accounting personnel.

The Company does not believe its size warrants an  internal audit staff.  The Company intends to use the services of another public accounting firm as an internal accounting staff in 2010 to audit key risk areas such as revenue  recognition,  purchase approvals,  inter-company transactions,  cash  receipt  and cash  disbursement  authorizations,  inventory safeguard and proper accumulation for cost of products as well as complex, non-routine transactions and will participate in the closing processes.

The parent Company’s Chief Financial Officer and Vice President of Finance, each of whom is US GAAP qualified, will participate in the quarterly financial statement closing process at the Erye subsidiary.  The Company will establish a process whereby the accounting reconciliation and analyses prepared as part of the financial statement closing process are reviewed by the parent Company’s Chief Financial Officer and its Vice President of Finance.

In addition, the Company believes that the oversight provided by its audit committee, which, unlike CBH's audit committee, is comprised of three independent and financially sophisticated members, at least one of whom qualifies as an “audit committee financial expert” as defined in applicable SEC rules, will support and further the remediation steps set forth above.

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

(d) Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15, that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except that during the last fiscal quarter we extended the parent company internal controls to our new operations in China.

ITEM 9B. OTHER INFORMATION

SUBMISSION OF MATTERS TO A VOTE OF SECUIRTYHOLDERS

        At a special meeting of stockholders held on October 29, 2009 (the “NeoStem Special Meeting”), the Company submitted the following proposals to a vote of the security holders:

•
PROPOSAL NO. 1:  Approval of the issuance of NeoStem securities in connection with the Merger pursuant to the Agreement and Plan of Merger among NeoStem, China Biopharmaceuticals Holdings, Inc., CBH Acquisition LLC and China Biopharmaceuticals Corp., as amended.

•
PROPOSAL NO. 2:  Approval of an amendment to NeoStem’s Amended and Restated Certificate of Incorporation to increase the aggregate number of shares of preferred stock authorized for issuance from 5,000,000 shares to 20,000,000 shares (and a corresponding increase in the total number of shares authorized for issuance 505,000,000 to 520,000,000).

•	PROPOSAL NO. 3: Authorization to issue 9,086,124 shares of NeoStem Common Stock upon the potential conversion of the Series C Convertible Preferred Stock issued to RimAsia in the Merger.

•
PROPOSAL NO. 4:  Authorization to issue NeoStem Common Stock in order to permit (i) the potential exercise of up to 13,932,512 warrants and (ii) the automatic conversion of the Series D Convertible Preferred Stock into 12,932,510 shares of NeoStem Common Stock, together with the approval of the elimination of certain restrictions regarding certain warrant exercises and stock conversions.

•
PROPOSAL NO. 5:  Approval of an amendment to NeoStem’s Amended and Restated Certificate of Incorporation to authorize a reverse stock split of NeoStem Common Stock at a ratio within the range of 1:2 to 1:5 as determined by the NeoStem Board of Directors, solely in the event it is deemed by the NeoStem Board of Directors necessary to maintain the Company’s listing with the NYSE Amex or to list NeoStem Common Stock on any other exchange.

•
PROPOSAL NO. 6:  Approval of an amendment to the NeoStem, Inc. 2009 Equity Compensation Plan (the “2009 Plan”) to increase the number of shares of NeoStem Common Stock authorized for issuance thereunder from 3,800,000 shares to 9,750,000 shares.

•
PROPOSAL NO. 7:  Adoption of the NeoStem, Inc. 2009 Non-U.S. Based Equity Compensation Plan (the “2009 Non-U.S. Plan”) with respect to the 4,700,000 shares of NeoStem Common Stock authorized for issuance thereunder.

•
PROPOSAL NO. 8:  Approval of an amendment to NeoStem’s Amended and Restated Certificate of Incorporation to provide for the classification of the Board of Directors into three classes, pursuant to which the terms of Class I directors will expire in 2010, the terms of Class II directors will expire in 2011, and the terms of Class III directors will expire in 2012..

•
PROPOSAL NO. 9:  Approval of (i) an amendment to NeoStem’s 2003 Equity Participation Plan (the “2003 Plan”) to grant the NeoStem Board of Directors or an appropriate committee thereof the authority to reprice options, (ii) a one-time repricing of the exercise price of certain NeoStem options and warrants to purchase shares of NeoStem Common Stock and (iii) giving the Board of Directors or an appropriate committee thereof discretion to issue certain cash or equity awards in connection with the one-time repricing.

 All of the proposals submitted to a vote of the security holders were approved. The votes cast for, against or abstaining from, and the broker non-votes were as follows with respect to each of the above-described proposals:

	No. of Shares Voted For:	No. of Shares Voted Against:	No. of Abstentions:	No. of Broker Non-Votes:

PROPOSAL NO. 1	5,255,917	15,305	5,730	None
PROPOSAL NO. 2	5,133,387	134,283	9,282	None
PROPOSAL NO. 3	5,140,387	132,291	4,274	None
PROPOSAL NO. 4	5,137,994	132,681	6,277	None
PROPOSAL NO. 5	5,193,165	80,864	2,923	None
PROPOSAL NO. 6	4,966,033	193,946	116,973	None
PROPOSAL NO. 7	5,075,789	191,519	9,644	None
PROPOSAL NO. 8	5,115,303	48,675	112,974	None
PROPOSAL NO. 9	4,824,973	411,998	39,981	None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, to be filed not later than April 30, 2010 (120 days after the close of our fiscal year ended December 31, 2009).

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, to be filed not later than April 30, 2010 (120 days after the close of our fiscal year ended December 31, 2009).

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, to be filed not later than April 30, 2010 (120 days after the close of our fiscal year ended December 31, 2009).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, to be filed not later than April 30, 2010 (120 days after the close of our fiscal year ended December 31, 2009).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, to be filed not later than April 30, 2010 (120 days after the close of our fiscal year ended December 31, 2009).

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

(a)(3) EXHIBITS:

Exhibit(1)	Description		Reference
2(a)
Agreement and Plan of Merger, dated as of November 2, 2008, by and among NeoStem, Inc., China Biopharmaceuticals Holdings, Inc., China Biopharmaceuticals Corp., and CBH Acquisition LLC (included in Annex A to the Registration Statement on Form S-4/A filed by registrant on October 6, 2009 and effective October 7, 2009).
			Annex A
(b)
Amendment No. 1 to Agreement and Plan of Merger, made and entered into as of the 1st day of July, 2009, by and among NeoStem, Inc., CBH Acquisition LLC, China Biopharmaceuticals Holdings, Inc., and China Biopharmaceuticals Corp. (included in Annex A to the Registration Statement on Form S-4/A filed by registrant on October 6, 2009 and effective October 7, 2009).
			Annex A
(c)
Amendment No. 2 to Agreement and Plan of Merger, made and entered into as of the 27th day of August, 2009, by and among NeoStem, Inc., CBH Acquisition LLC, China Biopharmaceuticals Holdings, Inc., and China Biopharmaceuticals Corp. (included in Annex A to the Registration Statement on Form S-4/A filed by registrant on October 6, 2009 and effective October 7, 2009).
			Annex A
3(i)(a)	Amended and Restated Certificate of Incorporation with Certificate of Designations for Series D Preferred Stock as Certified June 23, 2009, filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, File No. 333-159282, which exhibit is incorporated here by reference.		4.3
			3.2
(b)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of NeoStem, Inc., filed with the Secretary of State of the State of Delaware on October 30, 2009, incorporated by reference to exhibit 3.2 of registrant’s current report on Form 10-Q filed on November 6, 2009.		3.2
(c)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of NeoStem, Inc., filed with the Secretary of State of the State of Delaware on October 30, 2009, incorporated by reference to exhibit 3.3 of registrant’s current report on Form 10-Q filed on November 6, 2009.		3.3
(d)	Certificate of Designations of Series C Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on October 30, 2009, incorporated by reference to exhibit 3.4 of registrant’s current report on Form 10-Q filed on November 6, 2009.		3.4
(e)	Certificate of Merger, filed with the Secretary of State of the State of Delaware on October 30, 2009, incorporated by reference to exhibit 3.5 of registrant’s current report on Form 10-Q filed on November 6, 2009.		3.5
3(ii)(a)	Amended and Restated By-Laws dated August 1, 2006*	3(ii)(a)
4(a)	Form of Underwriters’ Warrant dated August 14, 2007(1)		10.2
(b)	Form of Underwriter Warrant Clarification Agreement among NeoStem, Inc. and certain members of its Underwriting Group(2)		10.4
(c)	Form of Class A Warrant Agreement and Certificate from August 2007(3)		4.2
(d)	Form of Warrant Clarification Agreement between NeoStem, Inc. and Continental Stock Transfer and Trust Company(2)		10.3

(e)	Form of Warrant(4)	99.1
(f)	Restated Warrant Agreement dated August 14, 2007(1)	10.1
(g)	Registration Rights Agreement, dated June 2, 2006, between Phase III Medical, Inc. and certain investors listed therein(6)	10.2
(h)	Form of Warrant to Purchase Shares of Common Stock of Phase III Medical, Inc from June 2006(6)	10.3
(i)	Form of Phase III Medical, Inc. Registration Rights Agreement from July/August 2006(7)	10.2
(j)	Form of Phase III Medical, Inc. Warrant to Purchase Shares of Common Stock from July/August 2006(7)	10.3
(k)	Form of Redeemable Warrant to Purchase Shares of Common Stock of NeoStem, Inc. from January/February 2007(8)	10.2
(l)	Form of Non-Redeemable Warrant to Purchase Shares of Common Stock of NeoStem, Inc. from January/February 2007(8)	10.3
(m)	Form of Redeemable Warrant to Purchase Shares of Common Stock of NeoStem, Inc. from May 2008(9)	10.1
(n)	Form of Redeemable Warrant to Purchase Shares of Common Stock of NeoStem, Inc. issued to RimAsia Capital Partners L.P. in September 2008(10)	10.2
(o)	Letter Agreement dated December 18, 2008 between NeoStem, Inc. and RimAsia Capital Partners, L.P.(11)	4.1
(p)	Form of Warrant to Purchase Shares of Common Stock of NeoStem, Inc. from October 2008(11)	4.2
(q)	Form of Redeemable Warrant to Purchase Shares of Common Stock of NeoStem, Inc. from November 2008(11)	4.3
(r)	Specimen Certificate for Common Stock(12)	4.1
(s)	Form of Warrant issued in connection with April and July 2009 private placements(13)	4.2
(t)	Form of Class E Common Stock Purchase Warrant (included as Annex J to the Registration Statement on Form S-4/A filed by registrant on October 6, 2009 and effective October 7, 2009)	Annex J
10(a)	NeoStem, Inc. 2003 Equity Participation Plan, as amended+(14)	10.2
(b)	NeoStem, Inc. 2009 Equity Compensation Plan+(42)	Annex F
(b)-1	NeoStem, Inc. 2009 Non-U.S. Based Equity Compensation Plan+(43)	Annex G
(c)	Form of Stock Option Agreement+(5)	10.2
(d)	Form of Option Agreement dated July 20, 2005+(15)	10.5
(e)	Stock Option Agreement dated as of February 6, 2003 between Corniche Group Incorporated and Mark Weinreb+(16)	99.3
(f)	Restricted Stock Agreement with Mark Weinreb+(17)	10.8
(g)	Form of Promissory Note Extension dated April 20, 2005(15)	10.6
(h)	Securities Purchase Agreement, dated June 2, 2006, between Phase III Medical, Inc. and certain investors listed therein(6)	10.1
(i)	Form of Phase III Medical, Inc. Securities Purchase Agreement from July/August 2006(19)	10.1
(j)	Form of Amendment Relating to Purchase by December 2005 and January 2006 Investors in Private Placement of Convertible Notes and Warrants (19)	10.4
(k)	Second Form of Amendment Relating to Purchase by December 2005 and January 2006 Investors in Private Placement of Convertible Notes and Warrants (14)	10.1

(l)	Form of Subscription Agreement from January/February 2007 among NeoStem, Inc., Emerging Growth Equities, Ltd. And certain investors listed therein(8)	10.1
(m)	Form of Subscription Agreement from May 2008 among NeoStem, Inc. and certain investors listed therein(9)	10.1
(n)	Form of Subscription Agreement between NeoStem, Inc. and RimAsia Capital Partners, L.P. dated September 2, 2008(10)	10.1
(o)	Form of Subscription Agreement from October 2008 between NeoStem, Inc. and an investor listed therein(11)	10.1
(p)	Form of Subscription Agreement from November 2008 between NeoStem, Inc. and an investor listed therein(11)	10.2
(q)	Form of Subscription Agreement from the April 2009 private placement(13)	4.3
(r)	Agreement and Plan of Acquisition among NeoStem, Inc., Stem Cell Technologies, Inc. and UTEK Corporation(21)	10.1
(s)	License Agreement between Stem Cell Technologies, Inc. and the University of Louisville Research Foundation, Inc.(21)	10.2
(t)	Amendment No. 1 to Exclusive License Agreement between Stem Cell Technologies, Inc. and the University of Louisville Research Foundation, Inc.(22)	10.2
(u)	Sponsored Research Agreement between NeoStem, Inc. and the University of Louisville Research Foundation, Inc.(21)	10.3
(v)	Amendment No. 1 to Sponsored Research Agreement between NeoStem, Inc. and the University of Louisville Research Foundation, Inc.(22)	10.1
(w)	Stem Cell Collection Services Agreement dated December 15, 2006 between NeoStem and HemaCare Corporation(23)	10.1
(x)	Advisory Agreement dated May 2006 between Phase III Medical, Inc. and Duncan Capital Group LLC(24)	10(ee)
(y)	Amendment dated February 1, 2007 to Advisory Agreement dated May 2006 between Phase III Medical, Inc. and Duncan Capital Group LLC(23)	10.2
(z)	Employment Agreement between Phase III Medical, Inc. and Dr. Robin L. Smith, dated May 26, 2006+(6)	10.4
(aa)	January 26, 2007 Amendment to Employment Agreement of Robin Smith+(25)	10.1
(bb)	September 27, 2007 Amendment to Employment Agreement of Robin L. Smith+(26)	10.1
(cc)	Letter agreement dated January 9, 2008 with Dr. Robin Smith+(27)	10.1
(dd)	Employment Agreement dated as of February 6, 2003 by and between Corniche Group Incorporated and Mark Weinreb+(16)	99.2
(ee)	Amendment dated July 20, 2005 to Employment Agreement with Mark Weinreb dated February 6, 2003+(15)	10.2
(ff)	Letter Agreement between Phase III Medical, Inc. and Mark Weinreb effective as of June 2, 2006+(6)	10.5
(gg)	January 26, 2007 Amendment to Employment Agreement of Mark Weinreb+(25)	10.2
(hh)	September 28, 2007 Amendment to Employment Agreement of Mark Weinreb+(26)	10.2
(ii)	Employment Agreement between the Company and Larry A. May dated January 19, 2006+(28)	10.1
(jj)	Letter Agreement between Phase III Medical, Inc. and Larry A. May effective as of June 2, 2006+(6)	10.7
(kk)	January 26, 2007 Amendment to Employment Agreement of Larry A. May+(25)	10.3
(ll)	Letter Agreement, dated April 20, 2005, between Phase III Medical, Inc. and Catherine M. Vaczy+(18)	10.3

(mm)	Letter Agreement dated August 12, 2005 with Catherine M. Vaczy(15)	10.7
(nn)	Letter Agreement dated December 22, 2005 between Phase III Medical, Inc. and Catherine M. Vaczy+(29)	10(y)
(oo)	Letter Agreement dated January 30, 2006 between Phase III Medical, Inc. and Catherine M. Vaczy+(29)	10(cc)
(pp)	Letter Agreement between Phase III Medical, Inc. and Catherine M. Vaczy effective as of June 2, 2006+(6)	10.6
(qq)	January 26, 2007 Employment Agreement with Catherine M. Vaczy+(25)	10.4
(rr)	Letter agreement dated January 9, 2008 with Catherine M. Vaczy+(27)	10.2
(ss)	Letter Agreement dated as of August 12, 2004 by and between Phase III Medical, Inc. and Dr. Wayne A. Marasco(30)	10.6
(tt)	Amendment dated July 20, 2005 to Employment Agreement with Wayne A. Marasco dated August 12, 2004(15)	10.3
(uu)	Letter Agreement between Phase III Medical, Inc. and Wayne A. Marasco effective as of June 2, 2006(6)	10.8
(vv)	Employment Agreement between the Company and Denis O. Rodgerson dated January 19, 2006(28)	10.2
(ww)	Employment Agreement between NeoStem, Inc. and Renee F. Cohen dated August 15, 2007+(31)	10.1
(xx)	Board of Directors Agreement by and between Phase III Medical, Inc. and Joseph Zuckerman dated January 20, 2004+(30)	10.8
(yy)	Form of Lock Up and Voting Agreement (NeoStem) dated November 2, 2008 by and between NeoStem, Inc., China BioPharmaceutical Holdings, Inc. and the individuals listed therein(11)	10.3
(zz)	Form of Lock Up and Voting Agreement (China BioPharmaceutical Holdings, Inc.) dated November 2, 2008 by and between NeoStem, Inc., China BioPharmaceutical Holdings, Inc. and the individuals listed therein(11)	10.4
(aaa)	Lease Modification Agreement dated April 13, 2009 between NeoStem, Inc. and SLG Graybar Sublease LLC and Original Agreement of Lease dated as of June 14, 2006, with related Consent and Assignment and Assumption Documents(35)	10.1
(bbb)	Consigned Management and Technology Service Agreement dated June 1, 2009 among Qingdao Niao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Qingdao Niao Bio-Technology Ltd.(38)	10.1
(ccc)	Equity Pledge Agreement dated June 1, 2009 among Qingdao Niao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Qingdao Niao Bio-Technology Ltd.(38)	10.2
(ddd)	Exclusive Purchase Option Agreement dated June 1, 2009 among Qingdao Niao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Qingdao Niao Bio-Technology Ltd.(38)	10.3
(eee)	Loan Agreement dated June 1, 2009 between NeoStem (China), Inc. and The Shareholder of Qingdao Niao Bio-Technology Ltd.(38)	10.4
(fff)	Consigned Management and Technology Service Agreement dated June 1, 2009 among Beijing Ruijieao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Beijing Ruijieao Bio-Technology Ltd.(38)	10.5
(ggg)	Equity Pledge Agreement dated June 1, 2009 among Beijing Ruijieao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Beijing Ruijieao Bio-Technology Ltd.(38)	10.6
(hhh)	Exclusive Purchase Option Agreement dated June 1, 2009 among Beijing Ruijieao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Beijing Ruijieao Bio-Technology Ltd.(38)	10.7

(iii)	Loan Agreement dated June 1, 2009 between NeoStem (China), Inc. and The Shareholder of Beijing Ruijieao Bio-Technology Ltd.(38)	10.8
(jjj)	Network Agreement, dated June 15, 2009, between NeoStem, Inc. and Enhance BioMedical Holdings Limited(35)	10.2
(kkk)	Funding Agreement made as of July 1, 2009 by and between NeoStem, Inc., China Biopharmaceuticals Holdings, Inc., China Biopharmaceuticals Corp., and RimAsia Capital Partners L.P.(33)	10.2
(lll)	Amendment No. 1 dated June 29, 2009 to Lock Up and Voting Agreement (NeoStem) dated November 2, 2008 by and between NeoStem, Inc., China BioPharmaceutical Holdings, Inc. and the individuals listed therein.(35)	10.3
(mmm)	Joinders dated June 29, 2009 to Lock Up and Voting Agreement (NeoStem) dated November 2, 2008 by and between NeoStem, Inc., China BioPharmaceutical Holdings, Inc. and the individuals listed therein.(35)	10.4
(nnn)	Employment Agreement dated July 6, 2009 between NeoStem, Inc. and Alan Harris, M.D., Ph.D.+(34)	10.1
(ooo)	Letter Agreement dated July 8, 2009 between NeoStem, Inc. and Catherine M. Vaczy, Esq.+(34)	10.2
(ppp)	Amendment dated July 29, 2009 to Employment Agreement dated May 26, 2006 between NeoStem, Inc. and Robin Smith.+(37)	10.1
(qqq)
Employment Agreement dated August 17, 2009 between NeoStem, Inc. and Anthony Salerno(incorporated by reference to the Registration Statement on Form S-4/A filed by registrant on October 6, 2009 and effective October 7, 2009)+
		10(vvv)
(rrr)
Commercial Lease dated as of September 1, 2009 between NeoStem, Inc. and Rivertech Associates II, LLC, c/o The Abbey Group (incorporated by reference to Pre-Effective Amendment No. 3 to Registration Statement on Form S-4/A, File No. 333-160578, filed with the SEC by registrant on September 23, 2009)
		10(www)
(sss)	Separation Agreement and General Release made as of September 29, 2009, by and between Mark Weinreb and NeoStem, Inc.+(42)	10(xxx)
(ttt)	Form of Indemnification Agreement for directors, officers and certain other employees(42)	10.2
(uuu)	Agreement among Progenitor Cell Therapy, LLC, NeoStem, Inc. and NeoStem (China), Inc. dated December 31, 2009(44)	10.1
(vvv)	Underwriting Agreement, dated as of February 11, 2010, between NeoStem, Inc. and Roth Capital Partners, LLC(46)	1.1
(www)	October 2009 English translation of Joint Venture Contract of Suzhou Erye Pharmeutical Co.,Ltd. †
(xxx)	Employment Agreement dated as of November 19, 2009 between NeoStem, Inc. and Christopher Duignan†
14(a)	Code of Ethics for Senior Financial Officers(12)	14.1
21(a)	Subsidiaries of NeoStem, Inc.(45)	21 (a)
23(a)	Consent of Holtz Rubenstein Reminick LLP†	23.1
31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†	31.1
(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†	31.2
32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†	32.1
(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†	32.2

†	Filed herewith.

*
Filed with the Securities and Exchange Commission (the “SEC”) as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated August 1, 2006, which exhibit is incorporated here by reference.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

(1)	Filed with the SEC as an exhibit, numbered as indicated above, to our quarterly report on Form 10-QSB for the quarter ended September 30, 2007, which exhibit is incorporated here by reference.

(2)	Filed with the SEC as an exhibit, numbered as indicated above, to our quarterly report on Form 10-Q for the quarter ended September 30, 2008, which exhibit is incorporated here by reference.

(3)
Filed with the SEC as an exhibit, numbered as indicated above, to Pre-Effective Amendment No. 3 to our Registration Statement on Form SB-2/A, File No. 333-142923, which exhibit is incorporated here by reference.

(4)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated December 31, 2005, which exhibit is incorporated here by reference.

(5)	Filed with the SEC as an exhibit, numbered as indicated above, to our annual report on Form 10-K for the year ended December 31, 2003, which exhibit is incorporated here by reference.

(6)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated June 2, 2006, which exhibit is incorporated here by reference.

(7)	Filed with the SEC as an exhibit, numbered as indicated above, to our Registration Statement on Form S-1, File No. 333-137045, which exhibit is incorporated here by reference.

(8)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated January 26, 2007, which exhibit is incorporated here by reference.

(9)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated May 20, 2008, which exhibit is incorporated here by reference.

(10)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated August 28, 2008, which exhibit is incorporated here by reference.

(11)	Filed with the SEC as an exhibit, numbered as indicated above, to our annual report on Form 10-K for the year ended December 31, 2008, which exhibit is incorporated here by reference.

(12)	Filed with the SEC as an exhibit, numbered as indicated above, to our Registration Statement on Form S-3, File No. 333-145988, which exhibit is incorporated here by reference.

(13)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated April 13, 2009, which exhibit is incorporated here by reference.

(14)
Filed with the SEC as an exhibit, numbered as indicated above, to Pre-Effective Amendment No. 1 to our Registration Statement on Form S-1, File No. 333-137045, which exhibit is incorporated here by reference.

(15)	Filed with the SEC as an exhibit, numbered as indicated above, to our quarterly report on Form 10-Q for the quarter ended June 30, 2005, which exhibit is incorporated here by reference.

(16)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated February 6, 2003, which exhibit is incorporated here by reference.

(17)	Filed with the SEC as an exhibit, numbered as indicated above, to our quarterly report on Form 10-Q for the quarter ended September 30, 2005, which exhibit is incorporated here by reference.

(18)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated April 20, 2005, which exhibit is incorporated here by reference.

(19)	Filed with the SEC as an exhibit, numbered as indicated above, to our Registration Statement on Form S-1, File No. 333-137045, which exhibit is incorporated here by reference.

(20)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated December 6, 2005, which exhibit is incorporated here by reference.

(21)
Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated November 13, 2007, which exhibit is incorporated here by reference. Certain portions of Exhibits 10(w) (10.2) and 10(x) (10.3) were omitted based upon a request for confidential treatment, and the omitted portions were filed separately with the SEC on a confidential basis.

(22)	Filed with the SEC as an exhibit, numbered as indicated above, to our quarterly report on Form 10-Q for the quarter ended March 31, 2009, which exhibit is incorporated here by reference.

(23)	Filed with the SEC as an exhibit, numbered as indicated above, to our annual report on Form 10-K for the year ended December 31, 2006, which exhibit is incorporated here by reference.

(24)	Filed with the SEC as an exhibit, numbered as indicated above, to our quarterly report on Form 10-Q for the quarter ended March 31, 2006, which exhibit is incorporated herein by reference.

(25)	Filed with the SEC as an exhibit, numbered as indicated above, to our second current report on Form 8-K, dated January 26, 2007, which exhibit is incorporated here by reference.

(26)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated September 27, 2007, which exhibit is incorporated here by reference.

(27)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated January 9, 2008, which exhibit is incorporated here by reference.

(28)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated January 19, 2006, which exhibit is incorporated here by reference.

(29)	Filed with the SEC as an exhibit, numbered as indicated above, to our annual report on Form 10-K for the year ended December 31, 2005, which exhibit is incorporated here by reference.

(30)	Filed with the SEC as an exhibit, numbered as indicated above, to our annual report on Form 10-K for the year ended December 31, 2004, which exhibit is incorporated here by reference.

(31)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated August 15, 2007, which exhibit is incorporated here by reference.

(32)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated July 2, 2009, which exhibit is incorporated here by reference.

(33)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated July 1, 2009, which exhibit is incorporated here by reference.

(34)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated July 6, 2009, which exhibit is incorporated here by reference.

(35)
Filed with the SEC as an exhibit, numbered as indicated above, to our Pre-Effective Amendment No. 4 to Registration Statement Form S-4/A, File No. 333-160578, which exhibit is incorporated by reference.

(36)	Omitted.

(37)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K dated July 29, 2009, which exhibit is incorporated here by reference.

(38)	Filed as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated July 2, 2009, which exhibit is incorporated here by reference.

(39)	Omitted.

(40)
Filed with the SEC on August 28, 2009 as an exhibit, numbered as indicated above, to our Pre-Effective Amendment No. 2 to Registration Statement on Form S-4/A, File No. 333-160578, which exhibit is incorporated here by reference.

(41)	Filed with the SEC as an exhibit, numbered as indicated above, to our Registration Statement on Form S-8, File No. 333-162733, which exhibit is incorporated here by reference.

(42)
Filed with the SEC as an exhibit, numbered as indicated above, to our Pre-Effective Amendment No. 4 to Registration Statement on Form S-4/A, File No. 333-160578, which exhibit is incorporated here by reference.

(43)
Filed with the SEC as an exhibit, numbered as indicated above, to our Pre-Effective Amendment No. 4 to Registration Statement on Form S-4/A, File No. 333-160578, which exhibit is incorporated here by reference.

(44)	Filed with the SEC on January 7, 2010, as an exhibit, numbered as indicated above, to our current report on Form 8-K dated December 31, 2009 (subject to confidential treatment as indicated therein).

(45)
Filed with the SEC as an exhibit, numbered as indicated above, to our Pre-Effective Amendment No. 3 to Registration Statement on Form S-1, File No. 333-163741, which exhibit is incorporated here by reference.

(46)	Filed with the SEC on February 12, 2010, as an exhibit, numbered as indicated above, to our current report on Form 8-K dated February 11, 2010, which exhibit is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 31, 2010.

NEOSTEM, INC.

By	/s/ Robin L. Smith
Name: Robin L. Smith
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Robin L. Smith	Director, Chief Executive Officer and Chairman of	March 31, 2010
Robin L. Smith, M.D.	the Board (Principal Executive Officer)

/s/Larry A. May	Chief Financial Officer (Principal Financial	March 31, 2010
Larry A. May	Officer
/s/Christopher C. Duignan	Vice President, Finance (Principal Accounting	March 31, 2010
Christopher C. Duignan	Officer)

/s/Richard Berman	Director	March 31, 2010
Richard Berman

/s/Steven S. Myers	Director	March 31, 2010
Steven S. Myers

/s/Drew Bernstein	Director	March 31, 2010
Drew Bernstein

/s/Eric Wei	Director	March 31, 2010
Eric Wei

/s/Edward C. Geehr	Director	March 31, 2010
Edward C. Geehr, M.D.

/s/Shi Mingsheng	Director	March 31, 2010
Shi Mingsheng