Form 10-Q
period 2010-03-31
NeoStem, Inc.
filed 2010-05-17
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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
Yes  ☐     No  ☒
53,034,089 SHARES, $.001 PAR VALUE, AS OF May 17, 2010

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

I N D E X

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$11,418,201	$7,159,369
Short term investments	1,145,512	287,333
Restricted cash	4,711,568	4,714,610
Account receivable trade, less allowance for doubtful accounts of $292,148 and $273,600, respectively	5,495,845	5,725,241
Inventories	17,574,429	12,979,008
Prepaids and other current assets	1,481,196	933,657
Total current assets	41,826,751	31,799,218

Property, plant and equipment, net	24,858,274	21,271,405
Prepaid land use rights, net	4,676,317	4,698,567
Goodwill	34,425,728	34,425,728
Intangible assets, net
Lease rights	546,799	633,136
Customer list, net	14,696,186	15,079,567
Other intangible assets, net	733,586	747,288
Total intangible assets	50,402,299	50,885,719

Other assets	238,941	238,941
	$122,002,582	$108,893,850

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$8,907,401	$8,263,718
Accrued liabilities	3,200,622	2,965,525
Bank loans	2,200,500	2,197,500
Notes payable	12,581,856	9,793,712
Unearned revenues	3,300,496	2,273,105
Other current liabilities	976,772	-
Total Current Liabilities	31,167,647	25,493,560

Long-term liabilities
Deferred tax liability	4,380,126	4,440,748
Amount due related party	7,473,686	7,234,291

COMMITMENTS AND CONTINGENCIES

Convertible Redeemable Series C Preferred stock;	13,720,048	13,720,048
8,177,512 shares designated, liquidation value $12.50 per share;
8,177,512 shares issued and outstanding at March 31, 2010, and
December 31, 2009.

EQUITY
Shareholders' Equity
Preferred stock; authorized, 20,000,000 shares
Series B convertible redeemable preferred stock	100	100
liquidation value, 1 share of common stock, $.01 par value;
825,000 shares designated; issued and outstanding,
10,000 shares at December 31, 2009 and 2008
Common stock, $.001 par value, authorized 500,000,000 shares	43,947	37,193
issued and outstanding, 43,947,142 at March 31, 2010
and 37,193,491 shares at December 31, 2009
Additional paid-in capital	106,329,414	95,709,491
Accumulated deficit	(76,384,965)	(71,699,191)
Accumulated other comprehensive loss	(54,720)	(67,917)
Total shareholders' equity	29,933,776	23,979,676
Noncontrolling interests	35,327,299	34,025,527
Total equity	65,261,075	58,005,203
	$122,002,582	$108,893,850

See accompanying notes to consolidated financial statements

NEOSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues	$15,833,178	$45,138
Cost of revenues	10,851,618	25,517
Gross profit	4,981,560	19,621

Research and Development	1,300,158	254,628
Selling, general and administrative	6,289,698	1,621,941

Operating loss	(2,608,296)	(1,856,948)

Other income (expense):
Other income/(expense), net	(164,073)	304
Interest expense	(8,519)	(10,599)
	(172,592)	(10,295)

Loss from operations before provision for income taxes and noncontrolling interests	(2,780,888)	(1,867,243)
Provision for income taxes	502,944	-
Net loss	(3,283,832)	(1,867,243)

Less - income from operations attributable to noncontrolling interests	1,328,653	-
Net loss attributable to controlling interests	(4,612,485)	(1,867,243)

Preferred dividends	99,698	-
Net loss attributable to common shareholders	$(4,712,183)	$(1,867,243)

Basic and diluted loss per share	$(0.12)	$(0.24)

Weighted average common shares outstanding	40,023,386	7,802,894

See accompanying notes to consolidated financial statements

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,283,832)	$(1,867,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Common Stock, stock options and warrants issued as payment for compensation, and services rendered	2,055,104	199,643
Depreciation and amortization for intangible assets and prepaid land use rights	767,624	29,892
Bad debt expense	18,550	-
Deferred tax liability	(60,622)	-
Other	12,723	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(547,539)	(43,830)
Accounts receivable	210,846	(4,916)
Inventories	(4,595,421)	-
Unearned revenues	1,027,391	14,678
Accounts payable, accrued expenses and other current liabilities	1,813,364	418,777
Net cash used in operating activities	(2,581,812)	(1,252,999)
Cash flows from investing activities:
Restricted cash released as collateral for bank loan	3,042	-
Proceeds used in purchasing short term investments	(858,179)	-
Acquisition of property and equipment	(3,764,324)	(5,695)
Net cash used in investing activities	(4,619,461)	(5,695)
Cash flows from financing activities:
Proceeds from exercise of warrants	1,750,000	-
Net proceeds from issuance of capital stock	6,821,569	-
Payment from related party	166,847	-
Repayment of notes payable	(3,812,159)	(55,841)
Proceeds from notes payable	6,603,303	1,283,720
Payment of dividends	(69,455)	-
Repayment of capitalized lease obligations	-	(7,180)
Net cash provided by financing activities	11,460,105	1,220,699

Net increase/(decrease) in cash and cash equivalents	4,258,832	(37,995)
Cash and cash equivalents at beginning of year	7,159,369	430,786
Cash and cash equivalents at end of year	$11,418,201	$392,791

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$200,482	$10,599
Income Taxes	533,942	-
Supplemental Schedule of non-cash financing activities
Issuance of restricted common stock for services	-	104,850
Issuance of common stock for services rendered	5,997	51,079
Issuance of warrants for services	145,785	42,918
Compensatory element of stock options	1,685,633	59,770
Vesting of restricted common stock during period	29,167	45,876

See accompanying notes to consolidated financial statements.

NEOSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1  – The Company
NeoStem, Inc. (“NeoStem” or the “Company”) was incorporated under the laws of the State of Delaware in September 1980 under the name Fidelity Medical Services, Inc.  The Company’s corporate headquarters is located at 420 Lexington Avenue, Suite 450, New York, NY 10170, its telephone number is (212) 584-4180 and its website address is www.neostem.com.

In 2009, through the Company’s expansion efforts within China and with the acquisition of a controlling interest in Suzhou Erye Pharmaceuticals Company Ltd.(“Erye”), the Company transitioned into a multi-dimensional international biopharmaceutical company with product and service revenues, global research and development capabilities and operations in three distinct business units: (i) U.S. adult stem cells, (ii) China adult stem cells, and (iii) China pharmaceuticals, primarily including antibiotics. These business units are expected to provide platforms for the accelerated development and commercialization of innovative technologies and products in both the U.S. and China.

In the U.S. the Company is a leading provider of adult stem cell collection, processing and storage services enabling healthy individuals to donate and store their stem cells for personal therapeutic use. Similar to the banking of cord blood, pre-donating cells at a younger age helps to ensure a supply of one’s own stem cells should they be needed for future medical treatment. The Company’s current network of U.S. adult stem cell collection centers is focused primarily on the Southern California and Northeast markets. During 2010, the Company has begun to enter into new agreements for collection centers with the goal of expanding its coverage to ten centers by the end of 2010. Each collection center agreement is effectively a license that grants a physician practice the right to participate in the Company’s stem cell collection network and access to its stem cell banking technology, which includes its know-how, trade secrets, copy rights and other intellectual property rights owned by us and utilized in connection with the delivery of stem cell collection services.  The Company’s stem cell banking technology is proprietary and the subject of pending patent applications.  The terms of NeoStem’s collection center agreements are substantially similar. NeoStem grants to each physician practice serving as a collection center a non-exclusive license to use its trademarks and intellectual property but otherwise retains all rights thereto, and each collection center is bound by confidentiality obligations to NeoStem and non-competition provisions. NeoStem provides adult stem cell processing and storage services, as well as expertise and certain business, management and administrative services of a non-clinical nature in support of each physician practice serving as a collection center. In each case, the physician practice agrees that NeoStem will be its exclusive provider of adult stem cell processing and storage, management and other specified services. The agreements also make clear that since NeoStem is not licensed to practice medicine, NeoStem cannot and does not participate in clinical care or clinical decision making, both of which are exclusively the responsibility of the collection center (i.e., the responsibility of the physician or the medical practice).  The agreements provide for the payment to NeoStem by the collection center of specified fees that typically include upfront licensing fees and license maintenance fees.  As part of the licensing program, NeoStem also provides marketing and administrative support services. NeoStem does not have any equity or other ownership interest in any of the physician medical practices that serve as collection centers.  Each of the agreements is for a multi-year period, depending on the particular center, and typically has an automatic renewal provision for consecutive one year periods at the end of the initial term that also permits either party to terminate prior to renewal. The agreements may also relate to a territory from which patients seek collection services. The agreements contain insurance obligations and indemnification provisions, limitations on liability, non-compete provisions and other standard provisions. Generally, the agreements may be terminated by either party with prior written notice in the event of an uncured material breach by the other party and may be terminated by either party in the event of the other party’s bankruptcy, insolvency, receivership or other similar circumstances, or, depending on the agreement, certain other specified occurrences.

In 2009, the Company began several China-based, adult stem cell initiatives including: (i) creating a separate China-based stem cell operation, (ii) constructing a stem cell research and development laboratory and processing facility in Beijing, (iii) establishing relationships with hospitals to provide stem cell-based therapies, and (iv) obtaining product licenses covering several adult stem cell therapeutics focused on regenerative medicine. In 2010, the Company expects to begin offering stem cell banking services and certain stem cell therapies to patients in China, as well as to foreigners traveling to China seeking medical treatments that are either unavailable or cost prohibitive in their home countries.

The cornerstone of the Company’s China pharmaceuticals business is the 51% ownership interest it acquired in Erye in October 2009. On October 30, 2009, China Biopharmaceuticals Holdings, Inc. (“CBH”) merged with and into CBH Acquisition LLC (“Merger Sub”), a wholly-owned subsidiary of NeoStem, with Merger Sub as the surviving entity (the “Merger”). As a result of the Merger, NeoStem acquired CBH’s 51% ownership interest in Erye, a Sino-foreign joint venture with limited liability organized under the laws of the People’s Republic of China.  Erye was founded more than 50 years ago and represents an established, vertically-integrated pharmaceutical business. Historically, Erye has concentrated its efforts on the manufacturing and distribution of generic antibiotic products and has received more than 160 production certificates from the State Food and Drug Administration of China (“SFDA”), covering both antibiotic prescription drugs and active pharmaceutical intermediates.

Note 2 – Summary of Significant Accounting Policies
Principles of Consolidation: The consolidated financial statements include the accounts of NeoStem, Inc. (a Delaware corporation) and its wholly owned and partially owned subsidiaries as listed below:

Entity	Percentage of Ownership	Location
NeoStem, Inc.	Parent Company	United States of America
NeoStem Therapies, Inc.	100%	United States of America
Stem Cell Technologies, Inc.	100%	United States of America
NeoStem (China) Inc.	100%	People’s Republic of China
Qingdao Niao Bio-Technology Ltd.*	*	People’s Republic of China
Beijing Ruijiao Bio-Technology Ltd.*	*	People’s Republic of China
China Biopharmaceuticals Holdings, Inc. (Merger Sub)	100%	United States of America
Suzhou Erye Pharmaceuticals Company Ltd.	51% owned by Merger Sub	People’s Republic of China

* Because certain PRC regulations currently restrict, or prohibit foreign entities from holding certain licenses and controlling certain businesses in China, the Company created a wholly foreign-owned entity, or WFOE, NeoStem (China), to implement its expansion initiatives in China. To comply with China’s foreign investment regulations with respect to stem cell-related activities, these business initiatives in China are conducted via two Chinese domestic entities, Qingdao Niao Bio-Technology Ltd., or Qingdao Niao, and Beijing Ruijieao Bio-Technology Ltd., or Beijing Ruijieao, that are controlled by the WFOE through various contractual arrangements and under the principles of consolidation the Company consolidates 100% of their operations.

Basis of Presentation: The consolidated balance sheet as of March 31, 2010, the consolidated statements of operations for the three months ended March 31, 2010 and 2009, and the consolidated statements of cash flows for the three months ended March 31, 2010 and 2009 and related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2009 is derived from the audited consolidated financial statements included in the annual report filed on Form 10-K with the U.S. Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States of America for interim financial information and in accordance with the instructions of the SEC on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheet as of March 31, 2010 and the results of operations and cash flows for the periods ended March 31, 2010 and 2009 have been made. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or for any other period. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period.  Accordingly, actual results could differ from those estimates.

Cash Equivalents: Short-term cash investments, which have a maturity of ninety days or less when purchased, are considered cash equivalents.

Concentrations of Risk: Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash. Cash includes cash on hand and demand deposits in accounts maintained with banks within the People’s Republic of China and the United States. The Company places its cash accounts with high credit quality financial institutions, which at times may be in excess of the FDIC insurance limit. Total cash in these banks at March 31, 2010 and December 31, 2009 amounted to $11,418,201 and $7,159,369 of which $1,612,888 and $431,717 deposits are federally-insured, respectively, of which $267,370 and $296,989 are covered by such insurance.  The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.  At March 31, 2010, the Company had invested approximately $3,929,353 in money market accounts.

There is no sales concentration risk for the Company since there are no sales to one customer individually accounting for more than 10% of the total sales revenue for the three months ended March 31, 2010 and 2009.

For the three months ended March 31, 2010 as a result of the acquisition of Erye, two major suppliers provided approximately 31% of Erye’s purchases of raw materials with each supplier individually accounting for  16% and 15%, respectively. As of March 31, 2010, the total accounts payable to the two major suppliers was 25% of the total accounts payable.

Restricted Cash:     Restricted cash represents cash required to be deposited with banks as collateral for the balance of bank notes payable and are subject to withdrawal restrictions according to the agreement with the bank. The required deposit rate is approximately 30-50% of the notes payable balance.

Accounts Receivable: Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables. The Company applies judgment in connection with establishing the allowance for doubtful accounts. Specifically, the Company analyzes the aging of accounts receivable balances, historical bad debts, customer concentration and credit-worthiness, current economic trends and changes in the Company’s customer payment terms. Significant changes in customer concentrations or payment terms, deterioration of customer credit-worthiness or weakening economic trends could have a significant impact on the collectability of the receivables and the Company’s operating results. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Management regularly reviews the aging of receivables and changes in payment trends by its customers, and records a reserve when it believes collection of amounts due are at risk. There were allowance for doubtful accounts necessary at March 31, 2010 and December 31, 2009 in the amount of $292,148 and $273,600 respectively.

Inventories:   Inventories are stated at the lower of cost or market using the first-in, first-out basis. The Company reviews its inventory periodically and will reduce inventory to its net realizable value depending on certain factors, such as product demand, remaining shelf life, future marketing plans, obsolescence and slow-moving inventories.

Inventories consisted of the following:

	March 31,	December 31,
	2010	2009
Raw materials and supplies	$5,417,493	$6,338,826
Work in process	3,719,223	666,720
Finished goods	8,437,713	5,973,462
Total inventory	$17,574,429	$12,979,008

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

Property and equipment consisted of the following:

	March 31,	December 31,
	2010	2009
Machinery and Equipment	$3,262,911	$3,289,333
Lab Equipment	759,536	704,154
Furniture and Fixtures	303,048	273,171
Vehicles	192,480	75,317
Software	89,457	81,704
Leasehold Improvements	63,375	58,425
Construction in Progress	20,707,597	17,075,057
	25,378,404	21,557,161
Accumulated Depreciation	(520,130)	(285,756)
Total fixed assets	$24,858,274	$21,271,405

Depreciation expense was approximately $ 259,369  and $20,757 for the three months ended March 31, 2010 and 2009, respectively.

Construction-In-Progress:   Construction-in-progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. Interest incurred during the period of construction, if material, is capitalized. Construction-in-progress is not depreciated until the assets are completed and placed into service.

Erye is constructing a new factory and will relocate to the new place after the entire project is completed. Construction in progress is related to this production facility and is being built in accordance with the PRC’s Good Manufacturing Practices (“GMP”) Standard. The Company expects that the construction will be completed in 2011; however, certain elements of the project will be completed and put into service in 2010.  The estimated additional cost to complete construction will be approximately $8.2 million. No depreciation is provided for construction-in-progress until such time the assets are completed and placed into service.

As of March 31, 2010, the Company had construction-in-progress which amounted to $20,707,597. For the three months ended March 31, 2010, the Company capitalized interest as part of construction-in-progress which amounted to $629,104.

Income Taxes : The Company, recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an enterprise’s financial statement or tax returns. The Company continues to evaluate the accounting for uncertainty in tax positions.  The guidance requires companies to recognize in their financial statements the impact of a tax position if the position is more likely than not of being sustained on audit. The position ascertained inherently requires judgment and estimates by management.  For the three months ended March 31, 2010 and 2009, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary.  The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

Comprehensive Income (Loss): The accumulated other comprehensive loss balance at March 31, 2010 and December 31, 2009 is comprised entirely of cumulative losses resulting from foreign currency translation.  Comprehensive loss for the three months ended March 31, 2010 and 2009 was as follows:

	March 31,
	2010	2009
Net loss	$(3,283,832)	$(1,867,243)
Other comprehensive income (loss)
Foreign currency translation	13,197	-
Total other comprehensive loss	13,197	-
Comprehensive loss	(3,270,635)
Comprehensive income attributable to the noncontrolling interest	1,335,120	-
Comprehensive loss attributable to NeoStem	$(4,605,755)	$(1,867,243)

Goodwill: Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. The Company reviews recorded goodwill for potential impairment annually or upon the occurrence of an impairment indicator. The Company performs its annual impairment test as of December 31 each year.   See Note 4.

Prepaid Land Use Rights:   According to Chinese law, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Prepaid land use rights are recognized ratably over the lease term of 50 years.

Intangible Asset - patent rights: ASC 350-10 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless those lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Definite-lived intangible assets, which consist of patents and rights associated primarily with the VSELTM   Technology which constitutes the principal assets acquired in the acquisition of Stem Cell Technologies, Inc., have been assigned a useful life and are amortized on a straight-line basis over a period of nineteen years.

Intangible asset – product rights - approved Drugs:   The Company obtained various official registration certificates or official approvals for clinical trials representing patented pharmaceutical formulas. No amortization is recorded when the Company intends to and has the ability to sell the patent or formulas within two months; otherwise the patent costs will be subject to amortization over its estimated useful life which is generally fifteen years. Such costs comprise purchase costs of patented pharmaceutical formulas and costs incurred for patent application. Product rights are accounted for on an individual basis.

Impairment of Long-lived Assets:  The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. If other events or changes in circumstances indicate that the carrying amount of an asset that the Company expects to hold and use may not be recoverable, the Company will estimate the undiscounted future cash flows expected to result from the use of the asset or its eventual disposition, and recognize an impairment loss. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Accounting for Share-Based Payment Expense:   The Company records share-based payment expense at fair value.  The Company utilizes the Black-Scholes valuation method for determination of share-based payment expense.  The Company accounts for share-based payment transactions with non-employees in which services are received in exchange for the equity instruments based upon the fair value of the equity instruments issued.  Generally, the Company recognizes the fair value of share-based payment expense in net income on a straight-line basis over the requisite service period.  See Note 9.  For those awards that contain performance conditions, expense is generally recognized when the performance condition is deemed probable of occurring.

Earnings Per Share : Basic (loss)/earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net (loss)/income available to common shareholders by the weighted average shares outstanding during the period. Diluted (loss)/earnings per share, which is calculated by dividing net (loss)/income available to common shareholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented as such potentially dilutive securities are anti-dilutive in all periods presented. For the three months ended March 31, 2010 and March 31, 2009, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of earnings per share. At March 31, 2010 and 2009, the Company had common stock equivalents outstanding as follows:

	March 31,	March 31,
	2010	2009
Stock Options	10,065,574	1,718,300
Warrants	17,762,611	5,305,692
Series C Preferred Stock, (if converted)	9,086,124	-

Advertising Policy: All expenditures for advertising are charged against operations as incurred. Advertising costs for the three months ended March 31, 2010 and 2009 amounted to $99,898 and $47,571, respectively, and are recorded within selling, general and administrative expense.

Revenue Recognition: The Company initiated the collection and banking of autologous adult stem cells in the fourth quarter of 2006. The Company recognizes revenue related to the collection and cryopreservation of autologous adult stem cells when the cryopreservation process is completed which is generally twenty four hours after cells have been collected. Revenue related to advance payments of storage fees is recognized ratably over the period covered by the advanced payments. The Company earns revenue, in the form of license fees, from physicians seeking to establish autologous adult stem cell collection centers. These license fees are typically billed upon signing of the collection center agreement and qualification of the physician by the Company’s credentialing committee and at various times during the term of license agreement based on the terms of the specific agreement. During the quarter ended June 30, 2009, the Company modified its revenue recognition policy relative to these license fees to recognize such fees as revenues ratably over the appropriate period of time to which the revenue element relates. Previously these license fees were recognized in full when agreements were signed and the physician had been qualified by the Company’s credentialing committee. This modification in revenue recognition policy did not have a material impact on the results of operations. The Company also receives licensing fees from a licensee for use of its technology and knowledge to operate an adult stem cell banking operation in China, which licensing fees are recognized as revenues ratably over the appropriate period of time to which the revenue element relates. In addition, the Company earns royalties for the use of its name and scientific information in connection with its License and Referral Agreement with Promethean Corporation (see “Related Party Transactions” below), which royalties are recognized as revenue when they are received.

The Company recognizes revenue from product sales when title has passed, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable, and the collection of the related receivable is probable which is generally at the time of delivery.

Revenues were comprised of the following:

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Prescription drugs and intermediary pharmaceutical products	$15,771,255	$-
Stem Cell Revenues	37,500	42,610
Other Revenues	24,423	2,528
	$15,833,178	$45,138

Fair Value Measurements:  The Company follows the provisions of ASC 820, Fair Value Measurements and Disclosures related to financial assets and liabilities that are being measured and reported on a fair value basis. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market at the measurement date (exit price).  The Company is required to classify fair value measurements in one of the following categories:

Level 1 inputs which are defined as quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 inputs which are defined as inputs other than quoted prices included within Level 1 that are observable for the assets or liabilities, either directly or indirectly.

Level 3 inputs are defined as unobservable inputs for the assets or liabilities.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may effect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The Company determined the fair value of funds invested in short term investments, which are considered trading securities, to be level 1 inputs measured by quoted prices of the securities in active markets. The Company determined the fair value of funds invested in money market funds to be level 2 inputs, which does not entail material subjectivity because the methodology employed does not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010.

	March 31, 2010
	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Money Market Funds	$-	$3,929,353	$-

Short term investments	$1,145,512	$-	$-

	December 31, 2009
	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Money Market Funds	$-	$1,030,980	$-

Short term investments	$287,333	$-	$-

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and notes payable.

Foreign Currency Translation:   As the Company’s Chinese pharmaceutical business is a self-contained and integrated entity, and the Company’s Chinese stem cell business’ future cash flow is expected to be sufficient to service its additional financing requirements, the Chinese subsidiaries’ functional currency is the Renminbi (“RMB”), and the Company’s reporting currency is the US dollar.  Results of foreign operations are translated at the average exchange rates during the period, assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of each reporting period. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China.

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) and amounted to $54,720 and $67,917 as of March 31, 2010 and December 31, 2009, respectively. Assets and liabilities at March 31, 2010 were translated at 6.817 RMB to 1 US dollar and at December 31, 2009 assets and liabilities were translated at 6.826 RMB to 1 US dollar. The average translation rates applied to income statement accounts and the statement of cash flows for the three months ended March 31, 2010 were 6.819 RMB to 1 US dollar.  Since the CBH acquisition closed in October 2009 and significant China-based stem cell operations began after March 31, 2009, there was no translation required for the income statement accounts and the statement of cash flows for the three months ended March 31, 2009.

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

Research and Development Costs:     Research and development (“R&D”) expenses include salaries, benefits, and other headcount related costs, clinical trial and related clinical manufacturing costs, contract and other outside service fees, and facilities and overhead costs. R&D costs are expensed when incurred.  The Company expenses the costs associated with research and development activities when incurred.

Shipping and Handling Costs:   Shipping and handling costs are included in selling, general and administrative expense and were $148,292 and $0 for the three months ended March 31, 2010 and 2009, respectively.

Statutory Reserves: Pursuant to laws applicable to entities incorporated in the PRC, the PRC subsidiaries are prohibited from distributing their statutory capital and are required to appropriate from PRC GAAP profit after tax to other non-distributable reserve funds. These reserve funds include one or more of the following: (i) a general reserve, (ii) an enterprise expansion fund and (iii) a staff bonus and welfare fund. Subject to certain cumulative limits, the general reserve fund requires annual appropriation at 10% of after tax profit (as determined under accounting principles generally accepted in the PRC at each year-end); the appropriation to the other fund are at the discretion of the subsidiaries.

The general reserve is used to offset future extraordinary losses. A subsidiary may, upon a resolution passed by the shareholders, convert the general reserve into capital. The staff welfare and bonus reserve is used for the collective welfare of the employees of the subsidiary. The enterprise expansion reserve is for the expansion of the subsidiary’s operations and can be converted to capital subject to approval by the relevant authorities. These reserves represent appropriations of the retained earnings determined in accordance with Chinese law, and are not distributable as cash dividends to the parent company, NeoStem.  Statutory reserves are $1,182,402 and $1,126,300 as of March 31, 2010 and December 31, 2009, respectively.

Relevant PRC statutory laws and regulations permit payment of dividends by the Company’s PRC subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. As a result of these PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets either in the form of dividends, loans or advances.  The restricted amount was $1,182,402 at March 31, 2010.

Note 3 – Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (the “FASB’) issued an amendment to the accounting and disclosure requirements for transfers of financial assets, which is effective January 1, 2010. The amendment eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets.  The adoption of this standard did not have a material impact on the consolidated financial statements.

In June 2009, the FASB amended the existing accounting and disclosure guidance for the consolidation of variable interest entities, which is effective January 1, 2010. The amended guidance requires enhanced disclosures intended to provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  The adoption of this standard did not have a material impact on the consolidated financial statements.

In October 2009, the FASB issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company has not determined if it will adopt this new update during fiscal year 2010. The Company is currently evaluating the impact of adopting this ASU and has not yet determined if it will early adopt the ASU during fiscal year 2010.

In January 2010, the FASB amended the existing disclosure guidance on fair value measurements, which is effective January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective January 1, 2011. Among other things, the updated guidance requires additional disclosure for the amounts of significant transfers in and out of Level 1 and Level 2 measurements and requires certain Level 3 disclosures on a gross basis. Additionally, the updates amend existing guidance to require a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. Since the amended guidance requires only additional disclosures, the adoption of the provisions effective January 1, 2010 did not, and for the provisions effective in 2011 will not, impact the Company’s financial position or results of operations.

Note 4 – Acquisitions
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

All of the shares of CBH Series B Convertible Preferred Stock issued and outstanding immediately prior to the merger (which shares were held by Rim Asia Capital Partners L.P. (“RimAsia”)) were converted into the right to receive, in the aggregate, (i) 6,458,009 shares of NeoStem Common Stock and (ii) 8,177,512 shares of Series C Convertible Preferred Stock of NeoStem, each with a liquidation preference of $1.125 per share and initially convertible into 9,086,124 shares of NeoStem Common Stock at an initial conversion price of $0.90 per share (the 6,458,009 shares of Common Stock and the 8,177,512 shares of Series C Convertible Preferred Stock being included in the aggregate numbers set forth in the prior paragraph).  In connection therewith, all outstanding warrants to purchase shares of CBH Common Stock held by RimAsia immediately prior to the Effective Time were cancelled.  Warrants to purchase shares of CBH Common Stock (other than warrants held by RimAsia) were replaced with new NeoStem Class E warrants or were otherwise cancelled in accordance with the terms of such holder’s existing warrant.  Class E warrants to purchase an aggregate of 192,308 shares of NeoStem common stock at an exercise price of $6.50 per share and an aggregate of 1,410,883 shares of NeoStem common stock at an exercise price of $6.56 per share, were effectively outstanding as of October 30, 2009 and expired by March 10, 2010, with a fair value of $590,800. The fair value of the common stock issued to RimAsia was $9,751,600 and the fair value of the Series C Preferred Stock was $13,720,012. The fair value of the Series C Convertible Preferred Stock has been allocated to the two economic elements of the Series C Convertible Preferred stock; the fair value of the beneficial conversion feature of the preferred stock to NeoStem Common Stock is $5,542,500 and the fair value of the preferred stock is $8,177,512.

The fair value of the identifiable net assets acquired in the merger was $39,467,800. The fair value of the equity issued as consideration by NeoStem was $35,073,600 and the fair value of the noncontrolling interests of Erye was $33,698,200. The goodwill that has been created by this acquisition is reflective of the values and opportunities of expanded access to healthcare in the Peoples Republic of China, the designation of certain antibiotics as essential medicines in China, and that a majority of Erye’s antibiotics are on the central or provincial governments’ drug formularies. Due to the structure of the transaction, none of the goodwill is expected to be tax deductible.

The summary of assets acquired and liabilities assumed on October 30, 2009 is as follows:

Cash & Restricted Cash	$4,451,200
Accounts Receivable	6,199,500
Inventories	12,469,000
Other Current Asset	2,899,900
Property, Plant & Equipment	18,922,600
Intangibles	20,905,900
Goodwill	33,867,600

Accounts Payable	$6,256,800
Other Liabilities	3,071,100
Deferred Tax Liability	4,720,800
Notes Payable	9,618,100
Amounts due Related Party	7,478,100

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

A preliminary allocation of the consideration transferred to the net assets of CBH was made as of the Merger date.  During the three months ended March 31, 2010, the Company continued to review its preliminary allocation of the purchase price associated with the Merger and made the following retrospective adjustments as of the Merger date:

The Company determined that finished goods inventory acquired in connection with the merger was incorrectly valued and should have been increased by approximately $1,917,000 to step-up such inventory to fair value at the Merger date.  Such finished goods inventory has been sold through by December 31, 2009.  Therefore, at December 31, 2009, there is no effect on the reported balance of inventories in the consolidated balance sheets.

The Company determined that the fair value of the acquired customer list intangible asset was incorrectly valued by approximately $1,700,000 due to the inclusion of future tax benefits that will not be realized for local Chinese tax purposes in the Company’s estimates of future cash flows used to value this intangible asset.

The Company determined that it had incorrectly accounted for the book/tax basis differences that arose in recording the fair value of the net assets acquired in connection with the Merger.  Such increases to fair value, while deductible for book purposes, are not deductible for local Chinese tax purposes but require recognition of the impact such non-deductibility will have on future tax expense.  Specifically, the Company did not establish at the Merger date deferred tax liabilities of approximately $4,720,800 for such book/tax basis differences.

The Company evaluated the materiality of these errors from both a qualitative and quantitative perspective and concluded that these errors were immaterial to the consolidated financial statements taken as a whole for the fiscal year ended December 31, 2009.  The effect of these immaterial errors and related retrospective adjustments at December 31, 2009 and for the year then ended are summarized as follows:

	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet
Assets:
Current Assets	$31,799,218	$-	$31,799,218
Property, plant and equipment, net	21,299,381	(27,976)	21,271,405
Intangible Assets
Goodwill	29,862,123	4,563,605	34,425,728
Land use rights, net	4,698,567	-	4,698,567
Lease rights	633,136	-	633,136
Customer list, net	16,756,147	(1,676,580)	15,079,567
Other intangibles	747,288	-	747,288
Other assets	238,941	-	238,941
	$106,034,801	$2,859,049	$108,893,850

Liabilities and Equity
Current liabilities	$25,493,560	$-	$25,493,560
Deferred tax liability	-	4,440,748	4,440,748
Amount due related party	7,234,291	-	7,234,291

Convertible redeemable Series C preferred stock	13,720,048	-	13,720,048

Preferred stock Series B convertible, redeemable	100	-	100
Common stock	37,193	-	37,193
Additional paid in capital	95,709,491	-	95,709,491
Accumulated deficit	(70,878,816)	(820,375)	(71,699,191)
Accumulated other comprehensive loss	(67,917)	-	(67,917)
Non controlling interests	34,786,851	(761,324)	34,025,527
Total equity	59,586,902	(1,581,699)	58,005,203
	$106,034,801	$2,859,049	$108,893,850

Consolidated Statement of Operations	As Previously Reported	Adjustment	As Restated
Revenues	$11,565,118	$-	$11,565,118
Cost of revenues	7,587,175	1,917,044	9,504,219
Gross Profit	3,977,943	(1,917,044)	2,060,899

Research and Development	4,318,805	-	4,318,805
Selling, general and administrative	23,459,600	(28,417)	23,431,183
Operating Loss	(23,800,462)	(1,888,627)	(25,689,089)

Other income (expense):
Other income/(expense), net	(1,431)	-	(1,431)
Interest expense	(37,757)	-	(37,757)
	(39,188)	-	(39,188)

Loss from operations before provision for income taxes and non-controlling interests	(23,839,650)	(1,888,627)	(25,728,277)
Provision for income taxes	344,200	(280,049)	64,151
Net loss	(24,183,850)	(1,608,578)	(25,792,428)

Less - Income from operations attributable to non-controlling interests	1,088,667	(788,203)	300,464
Net Loss attributable to controlling Interests	(25,272,517)	(820,375)	(26,092,892)

Preferred Dividends	5,611,989	-	5,611,989
Net Loss attributable to common shareholders	$(30,884,506)	$(820,375)	$(31,704,881)

Basic and diluted loss per share	$(2.37)		$(2.44)
Weighted average common shares outstanding	13,019,518		13,019,518

Consolidated Statement of Equity	As Previously Reported	Adjustment	As Restated
Preferred stock Series B convertible, redeemable	$100	$-	$100
Common stock	37,193	-	37,193
Additional paid in capital	95,709,491	-	95,709,491
Accumulated deficit	(70,878,816)	(820,375)	(71,699,191)
Accumulated other comprehensive loss	(67,917)	-	(67,917)
Non controlling interests	34,786,851	(761,324)	34,025,527
Total equity	$59,586,902	$(1,581,699)	$58,005,203

Consolidated Statement of Cash Flow	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Net Loss attributable to controlling interests	$(25,272,517)	$(820,375)	$(26,092,892)
Income from operations attributable to non-controlling interests	1,088,667	(788,203)	300,464
Adjustments to reconcile net loss to net cash used in
operating activities:
Common Stock, stock options and warrants issued
as payment for compensation, services rendered and interest expense	12,323,997	-	12,323,997
Depreciation and amortization	577,043	(28,417)	548,626
Bad debt expense	(90,216)	-	(90,216)
Deferred tax liability	-	(280,049)	(280,049)
Realization of step in basis of inventory received at date of acquisition	-	1,917,044	1,917,044
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,796,691	-	1,796,691
Accounts receivable	571,689	-	571,689
Inventory	(2,427,095)	-	(2,427,095)
Other assets	(238,941)	-	(238,941)
Unearned revenues	1,991,816	-	1,991,816
Payments to related party	(243,777)	-	(243,777)
Accounts payable, accrued expenses
and other current liabilities	1,259,895	-	1,259,895

Net cash used in operating activities	(8,662,748)	-	(8,662,748)

Cash associated with Merger	696,456	-	696,456
Acquisition of property and equipment	(2,387,555)	-	(2,387,555)
Net cash provided by/(used) in investing activities	(1,691,099)	-	(1,691,099)

Net proceeds from issuance of Series D Preferred Stock	15,669,220	-	15,669,220
Proceeds from bank loan	2,197,500	-	2,197,500
Restricted cash pledged as collateral for bank loan	(959,890)	-	(959,890)
Proceeds from notes payable	2,918,269	-	2,918,269
Proceeds from sale of convertible debentures	(2,742,669)	-	(2,742,669)
Net cash provided by financing activities	17,082,430	-	17,082,430
Net increase in cash	6,728,583	-	6,728,583
Cash and cash equivalents at beginning of year	430,786	-	430,786
Cash and cash equivalents at end of year	$7,159,369	$-	$7,159,369

Presented below is the unaudited proforma information as if the acquisition had occurred at the beginning of the three months ended March 31, 2009 along with a comparison to the actual March 31, 2010 quarterly results:

	Q1 2010	Q1 2009
	(as reported)	(proforma)
Pharmaceutical sales	$15,771,255	$12,690,762
Stem cell and other revenue	61,923	45,138
Total revenues	$15,833,178	$12,735,900

Gross Profit	4,981,560	4,068,858

Research and development	1,300,158	227,487

Selling, general and administrative	6,289,698	3,485,783

Operating income/(loss)	(2,608,296)	355,588

Net income/(loss) before noncontrolling interests	(3,283,832)	11,268

Net income attributable to noncontrolling interests	1,328,653	920,470

Net loss attributable to common shareholders	(4,712,183)	(909,203)
Net loss per Share	$(0.12)	$(0.04)

The unaudited supplemental pro forma data reflect the application of the following adjustments:

Amortization of customer list, $383,379
Amortization of lease, $86,337
Amortization of land use rights, $15,264
Utilization of deferred tax liability, $60,623

The unaudited supplemental pro forma financial information should not be considered indicative of the results that would have occurred if the Merger had been consummated on January 1, 2009, nor are they indicative of future results.

Note 5 – Intangible Asset
At March 31, 2010, the Company’s intangible assets consisted of patent applications and rights associated with the VSEL Technology which constitutes the principal assets acquired in the acquisition of Stem Cells Technologies, Inc.; patent rights owned by Erye, a lease right between Erye and Erye Economic Trade (the 49% shareholder of Erye) for the use of Erye’s current manufacturing plant in Suzhou and Erye’s customer list.

As of March 31, 2010 and December 31, 2009, the Company’s intangible assets and related accumulated amortization consisted of the following:

	March 31, 2010			December 31, 2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets obtained in the CBH acquisition
Lease rights	690,694	(143,895)	546,799	690,694	(57,558)	633,136
Customer list	15,335,149	(638,963)	14,696,186	15,335,149	(255,582)	15,079,567
Patents	150,332	(7,300)	143,032	150,332	(2,733)	147,599
Intangible assets obtained in the Stem Cell Technologies, Inc.
VSEL patent rights	672,777	(82,223)	590,554	672,777	(73,088)	599,689
Total Intangible Assets	$16,848,952	$(872,381)	$15,976,571	$16,848,952	$(388,961)	$16,459,991

Estimated amortization expense for the five years subsequent to December 31, 2009 is as follows:

Years Ending December 31,
2010	$1,448,635
2011	1,872,914
2012	1,585,125
2013	1,585,125
2014	1,585,125
Thereafter	7,899,646

The remaining weighted-average amortization period as of December 31, 2009 is 8 years.

Note 6– Accrued Liabilities

Accrued liabilities are as follows:

	March 31,	December 31
	2010	2009

Income taxes payable	$1,891,896	$1,842,007
VAT taxes payable	340,158	0
Salaries and related taxes	326,471	531,655
Professional fees	135,000	116,787
Franchise taxes	-	138,982
Collection cost	105,640	85,163
Dividends payable	99,698	69,453
Rent expense	69,111	69,111
Interest payable	57,650	-
Warrant liability	37,042	35,995
Other	137,956	76,372

	$3,200,622	$2,965,525

Note 7 – Notes Payable
In December, 2009, in order to facilitate working capital requirements in China, NeoStem (China) issued a promissory note to the Bank of Rizhao Qingdao Branch in the amount of RMB 4,400,000 ($645,480). The note is due on June 21, 2010 and bears an interest rate of 4.05%. The loan is collateralized by cash in a restricted bank account totaling 5,189,400 RMB (approximately $759,200). In addition, in January 2010 NeoStem (China) entered into a pledge agreement with the bank pledging all of its interest in its VIEs as additional collateral for the loan.

The Company’s subsidiary Erye has 81,365,889 RMB ($11,936,376) of notes payables as of March 31, 2010. Notes are payables to the banks who issue bank notes to Erye’s creditors. Notes payable are interest free and usually mature after a three to six months period.  In order to issue notes payable on behalf of the Company, the banks required collateral, such as cash deposit which was approximately 30%-50% of notes to be issued, or properties owned by companies. Restricted cash put up for collateral for the balance of notes payable at March 31, 2010 and December 31, 2009, amounted to 26,929,041 RMB  (approximately $3,950,490) and 26,999,300 RMB (approximately $3,955,400), respectively.  At March 31, 2010 and December 31, 2009 the restricted cash amounted to 33.1% and 40.4% of the notes payable Erye issued, and the remainder of the notes payable is collateralized by pledging the land use right Erye owns, which amounts to approximately $1,834,000, and $1,840,000 at March 31, 2010 and December 31, 2009, respectively.

Note 8 – Convertible Redeemable Series C Preferred Stock
On October 30, 2009, pursuant to the terms of the Merger Agreement, the Company issued 8,177,512 shares of Series C Convertible Preferred Stock in exchange for certain outstanding CBH securities.  The terms and conditions of the Series C Preferred Stock are as follows:

The holders of shares of Convertible Redeemable Series C Preferred Stock (“Series C Preferred Stock”) are entitled to receive an annual dividend of 5% of the Agreed Stated Value, payable annually on the first day of January. Payment of the annual dividend may be either in cash or in kind as determined by the NeoStem Board of Directors. The annual dividend shall be cumulative and shall begin to accrue on outstanding shares of Series C Preferred Stock from and after the date of issuance. In the event of a liquidation of NeoStem, after payment or provision for payment of debts and other liabilities of NeoStem, the holders of the Series C Preferred Stock then outstanding shall be entitled to be paid out of the assets of NeoStem available for distribution to its stockholders, before and in preference to any payment or declaration and setting apart for payment of any amount shall be made in respect of any junior stock, an amount equal to $1.125 per share plus an amount equal to all accrued dividends unpaid thereon, whether or not declared. All shares of Series C Preferred Stock shall rank as to payment upon the occurrence of any liquidation event senior to the NeoStem Common Stock and, unless the terms of such other series shall provide otherwise, senior to all other series of the NeoStem Preferred Stock. Each share of the Series C Preferred Stock shall be convertible, at the option of the holder thereof, without the payment of additional consideration, into such number of fully paid and non-assessable shares of the NeoStem Common Stock equal to the quotient obtained by dividing $1.00 per share plus all accrued dividends unpaid thereon, whether or not declared, together with any other dividends declared but unpaid thereon, by $0.90, subject to adjustment. Beginning any time after the date of issuance of the Series C Preferred Stock, if the closing price of the sale of shares of NeoStem Common Stock on the NYSE Amex (or NeoStem’s principal securities exchange, if other than the NYSE Amex) exceed $2.50 per share, subject to adjustment, for a period of 20 out of 30 consecutive trading days, and if the dollar value of the trading volume of the NeoStem Common Stock for each day during such 20 out of 30 consecutive trading days equals or exceeds $250,000, NeoStem may require the holders of Series C Preferred Stock to convert such stock to NeoStem Common Stock, on ten days notice, based on the conversion price. Prior to the seventh anniversary of issuance of the Series C Preferred Stock, NeoStem may at the option of the NeoStem Board of Directors and after giving the holders of shares Series C Preferred Stock an opportunity to convert all their shares of Series C Preferred Stock into shares of NeoStem Common Stock, redeem in whole, but not in part, all the shares of Series C Preferred Stock then outstanding by paying in cash, for each share, an amount equal to the sum of the original issue price and all accrued but unpaid annual dividends. At any time following the seventh anniversary of the issuance of the Series C Preferred Stock, following the written request of the holders of not less than a majority of the shares of  Series C Preferred Stock then outstanding, NeoStem shall redeem all of the shares of Series C Preferred Stock (or, if less, the maximum amount it may lawfully redeem) by paying in cash, for each share, an amount equal to the sum of the original issue price and all accrued but unpaid annual dividends on such share. Based on these terms the Company has classified the Series C Preferred Stock as temporary equity on its balance sheet. The total fair value of the Series C Preferred Stock was approximately $13,720,000. The value of the Series C Convertible Preferred Stock has been allocated to the two economic elements of the Series C Convertible Preferred stock; the value of the beneficial conversion feature of the preferred stock to NeoStem Common Stock is $5,542,500 and the value of the preferred stock is $8,177,500. The Series C Convertible Preferred shareholders are not required to hold the preferred stock for any minimum period of time before exercising the conversion feature therefore the value of the beneficial conversion feature was recognized immediately, on October 30, 2009, as a dividend of $5,542,500. At December 31, 2009 the Company accrued cash dividends of $69,453 which was paid in February 2010.  At March 31, 2010, accrued dividends were $99,698 which were included in accrued liabilities in the consolidated balance sheet.

Note 9 – Shareholders’ Equity

Common Stock:

The authorized Common Stock of the Company is 500 million shares, par value $0.001 per share.

On February 18, 2010, the Company completed a public offering of its common stock, selling 5,750,000 shares priced at $1.35 per share. The Company received approximately $6,821,600 in net proceeds from the offering, after underwriting discounts, commissions and expenses, of approximately $940,000.

Warrants:
The Company has issued common stock purchase warrants from time to time to investors in private placements, and certain vendors, underwriters, and directors and officers of the Company. A total of 17,762,611 shares of Common Stock are reserved for issuance upon exercise of outstanding warrants as of March 31, 2010 at prices ranging from $0.50 to $6.50 and expiring through April 2017.

Effective as of January 4, 2010, the Company entered into a one-year agreement with a consultant to provide investor relations services to the Company.  In consideration for providing services under this agreement, the Company agreed to pay a retainer of $8,000 per month, at the beginning of the month and each month thereafter during the primary term of the agreement and issue to the consultant a five year warrant to purchase 200,000 shares of restricted common stock at a per share exercise price of $2.00 to vest 50,000 each of the last day of each of the fiscal quarters. The issuance of such securities is subject to the approval of the NYSE Amex, which approval was obtained in January 2010. This warrant has a value of $242,700 and resulted in a charge to operations of $126,406 for the three months ended March 31, 2010.

Effective as of February 26, 2010, the Company entered into an agreement with a consultant to provide to the Company necessary information for designing a successful marketing plan and product list for the penetration (Phase II) of Federal, State and local government markets.  In consideration for providing the services, the Company agreed to pay a retainer of $20,000 each month and a five year warrant in the Company's standard form to purchase 275,000 shares of Common Stock which shall have a per share exercise price of $1.42 and shall vest and become exercisable in its entirety on such date after the Effective Date that certain milestones in performance are achieved; provided that if such date is prior to May 14, 2010 then the warrant shall vest on May 14, 2010.  The issuance of such securities is subject to the approval of the NYSE Amex. This warrant has a value of $324,858 and resulted in no charge to operations for the three months ended March 31, 2010 as the recognition criteria associated with the related milestones had not been achieved.

Effective as of March 11, 2010, the Company entered into an agreement with a law firm which has been providing legal services to the Company since 2006, pursuant to which this firm was retained to provide additional legal services with regard to negotiation, drafting and finalization of contracts; in the development of strategic plans; with regard to funding from various agencies of the State of New Jersey and the Federal government.  In consideration for providing the services, the Company agreed to issue a five year warrant to purchase 52,000 shares of restricted Common Stock at a per share exercise price of $1.42, vesting as to one-half of the shares on June 30, 2010 and one-half of the shares on December 31, 2010.  The issuance of such securities is subject to the approval of the NYSE Amex. This warrant has a value of $57,621 and resulted in a charge to operations of $11,264 for the three months ended March 31, 2010.

On March 15, 2010, the Company and RimAsia and an affiliate of the Company, made certain agreements with respect to outstanding warrants.  RimAsia exercised its warrant to purchase 1,000,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), exercisable at a per share exercise price of $1.75, which was  issued to RimAsia in a private placement completed by the Company in September 2008 (the “September 2008 Warrant”) resulting in proceeds to the Company totaling $1,750,000.  The condition for such exercise was that the Company would modify certain terms of RimAsia’s warrant to purchase 4,000,000 shares of Common Stock, issued to RimAsia in a private placement completed by the Company in April 2009 (the “Series D Warrant”).  RimAsia currently is subject to the terms of a lock-up agreement. The Series D Warrant  was  amended to provide for (i) a three (3) year extension of the Termination Date (as defined in the Series D Warrant) and (ii) an increase in the average closing price that triggers the Company’s redemption option under the Series D Warrant from $3.50 to $5.00 (the Series D Warrant so amended and restated, the “Amended and Restated Warrant”). The expiration date of the September 2008 Warrant was September 1, 2013. The change in terms resulted in a charge to other expense totaling approximately $188,000.

Warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2009	19,838,802	$3.00
Granted	527,000	1.64
Exercised	(1,000,000)
Expired	(1,603,191)	6.55
Cancelled	-	1.75
Balance at March 31, 2010	17,762,611	$2.71	4.51	$926,245

At March 31, 2010 the outstanding warrants by range of exercise prices are as follows:

		Weighted Average
	Number Outstanding	Remaining	Number Exercisable
Exercise Price	March 31, 2010	Contractual Life (years)	March 31, 2010
$0.50 to $2.80	15,769,221	4.77	15,251,561
$2.80 to $5.10	311,511	2.60	311,511
$5.10 to $6.50	1,681,879	2.49	1,681,879
	17,762,611	4.52	17,244,951

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

On May 8, 2009, the shareholders of the Company at its annual meeting of shareholders adopted the 2009 Equity Plan, which previously had been approved by the Board of Directors subject to shareholder approval on April 9, 2009.  The 2009 Equity Plan makes up to 3,800,000 shares of Common Stock of the Company available for issuance to employees, consultants, advisors and directors of the Company and its subsidiaries pursuant to incentive or non-statutory stock options, restricted and unrestricted stock awards and stock appreciation rights.

On October 29, 2009, the shareholders of NeoStem approved and the Company amended its 2009 Equity Compensation Plan (the "2009 Plan") to increase the number of shares of common stock available for issuance under the 2009 Plan from 3,800,000, to 9,750,000.

The 2003 Equity Plan and the 2009 Equity Plan are sometimes collectively referred to as the Company’s “U.S. Equity Plan.”

On October 29, 2009, the shareholders of NeoStem adopted the Non-US Based Equity Compensation Plan (“Non-U.S. Plan”) at the special meeting of NeoStem shareholders and authorized that 4,700,000 shares be reserved for this plan.  Persons eligible to receive restricted and unrestricted stock awards, warrants, stock appreciation rights or other awards under the Non-U.S. Plan are those service providers to NeoStem and its subsidiaries and affiliates providing services outside of the United States, including employees and consultants of NeoStem and its subsidiaries and affiliates, who, in the opinion of the Compensation Committee, are in a position to contribute to NeoStem’s success.   On October 29, 2009, upon the adoption of the Non-US Plan, NeoStem issued 100,000 shares of common stock and warrants (option-like equity grants) to purchase an aggregate of 1,350,000 shares of common stock.

The three month periods ended March 31, 2010 and 2009 include share-based payment expense totaling $1,685,633 and $59,770, respectively.  Options vesting on the accomplishment of business milestones will not be recognized for compensation purposes until such milestones are accomplished. At March 31, 2010 there were options to purchase 1,013,575 shares outstanding that will vest on the accomplishment of certain business milestones.

The weighted average estimated fair value of stock options granted in the three months ended March 31, 2010 was $1.35. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of the Company’s stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees.

The range of assumptions made in calculating the fair values of options are as follows (the same assumptions were used for warrants, the term for the warrant is based on the life of the warrant):

Three Months Ended
March 31, 2010
Expected term (in years)	10

Expected volatility	107% - 124%

Expected dividend yield	0%

Risk-free interest rate	2.30% - 3.80%

Stock option activity under the U.S. Equity Plan is as follows:

	Number of Shares (1)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Average Intrinsic Value
Balance at December 31, 2009	8,340,574	$1.93
Granted	75,000	$1.41
Exercised	-
Expired	-
Cancelled	-
Balance at March 31, 2010	8,415,574	$1.92	8.68	$515,120

Vested and Exercisable at March 31, 2010	4,328,944			$277,870

	Number Outstanding March 31, 2010	Weighted Average Remaining Contractual Term	Number Exercisable March 31, 2010
Exercise Price
$ 0.71 to $ 3.57	8,243,524	8.8	4,156,894
$ 3.57 to $ 6.43	146,700	2.2	146,700
$ 6.43 to $ 9.28	6,750	6.7	6,750
$ 9.28 to $12.14	7,500	4.1	7,500
$12.14 to $15.00	11,100	3.8	11,100
	8,415,574		4,328,944

Stock option activity under the Non U.S. Equity Plan is as follows:

	Number of Shares (1)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Average Intrinsic Value
Balance at December 31, 2009	1,650,000	$2.04	9.80
Granted	-
Exercised	-
Expired	-
Cancelled	-
Balance at March 31,2010	1,650,000	$2.04	9.58	$-

Vested and Exercisable at March 31, 2010	50,000			$-

	Number Outstanding	Weighted Average Remaining	Number Exercisable
Exercise Price	March 31, 2010	Contractual Life (years)	March 31, 2010
2.04	1,650,000	9.6	50,000
	1,650,000	9.6	50,000

The summary of options vesting during 2010 is as follows:

The total fair value of shares vested during the three months ended March 31, 2010 was $1,685,633.

The number of remaining shares authorized to be issued under the various equity plans are as follows:

	US Equity Plan	Non US Equity Plan
Shares Authorized for Issuance under 2003 Equity Plan	2,500,000	-
Shares Authorized for Issuance under 2009 Equity Plan	9,750,000	-
Shares Authorized for Issuance under Non US Equity Plan	-	4,700,000
	12,250,000	4,700,000
Outstanding Options - US Equity Plan	(8,415,574)	-
Exercise of options	(2,500)	-
Outstanding Options - Non US Equity Plan	-	(1,650,000)
Common shares issued under the option plans	(2,129,607)	(875,000)
Total common shares remaining to be issued under the Option Plans	1,702,319	2,175,000

Options are usually granted at an exercise price at least equal to the fair value of the Common Stock at the grant date and may be granted to employees, directors, consultants and advisors of the Company.  As of March 31, 2010, there was approximately $8,065,662 of total unrecognized compensation costs related to unvested stock option awards of which $6,095,373 of unrecognized compensation expense is related to stock options that vest over a weighted average life of 1.1 years. The balance of unrecognized compensation costs, $1,970,289, is related to stock options that vest based on the accomplishment of business milestones.

Note 10 – Income Taxes
The Tax Reform Act of 1986 enacted a complex set of rules limiting the utilization of net operating loss carryforwards to offset future taxable income following a corporate ownership change. The Company’s ability to utilize its NOL carryforwards is limited following a change in ownership in excess of fifty percentage points during any three-year period.

Since the year 2000, the Company has had several changes in ownership which has resulted in a limitation on the Company’s ability to apply net operating losses to future taxable income.  Approximately $7,000,000 of net operating losses had expired due to these limitations. At December 31, 2009, the Company had net operating loss carryforwards of approximately $26,450,000 applicable to future Federal income taxes. The tax loss carryforwards are subject to annual limitations and expire at various dates through 2029. The Company has recorded a full valuation allowance against its net deferred tax asset because of the uncertainty that the utilization of the net operating loss and deferred revenue and fees will be realized.

The Company determined that a book/tax basis difference exists in recording the fair value of the intangible assets acquired in connection with the Merger.  Such increases to fair value, while deductible for book purposes, are not deductible for local Chinese tax purposes but require recognition of the impact such non-deductibility will have on future tax expense.  Specifically, the Company established as of the Merger date deferred tax liabilities of approximately $4,720,800 for such book/tax basis difference. This deferred tax liability will be recognized ratably as amortization of certain intangible assets occurs.

Note 11 – Segment Information
Historically, the Company’s operations have been conducted in only one geographical segment and since March 31, 2007 the Company has realized revenue only from one industry segment, the banking of adult autologous stem cells. In September 2009, the Company established NeoStem (China), Inc. (“NeoStem China” or the “WFOE”) as a wholly foreign owned subsidiary of NeoStem. The WFOE is domiciled in Qingdao and under its scope of business approved by the Chinese regulatory authorities, the WFOE may engage in the research & development, transfer and technological consultation service of bio-technology, regenerative medical technology and anti-aging technology (excluding the development or application of human stem cell, gene diagnosis and treatment technologies); consultation of economic information; import, export and wholesaling of machinery and equipments (the import and export do not involve the goods specifically stipulated in/by state-operated trade, import & export quota license, export quota bidding, export permit, etc.). In furtherance of complying with PRC’s foreign investment prohibition on stem cell research and development, clinical trials and related activities, the Company conducts its current business in the PRC via two domestic variable interest entities. To date these operations in China have been limited. On October 30, 2009, in connection with the Merger, the Company acquired CBH’s 51% ownership interest in Erye which specializes in research and development, production and sales of pharmaceutical products, as well as chemicals used in pharmaceutical products.  As a result the Company now operates in the United States and China.

The Company’s segment data is as follows:

	For the three months
	ended March 31
	2010	2009
United States
Stem Cell Revenues	$37,500	$42,610
Other Revenues	21,151	2,528
China
Prescription drugs and intermediary pharmaceutical products	15,771,255	-
Other Revenues	3,272	-
	$15,833,178	$45,138
Income/(loss) from operations:
United States	$(5,485,599)	$(1,856,948)
China	2,877,303	-
	$(2,608,296)	$(1,856,948)
Total Assets
United States	8,464,136	$1,810,869
China	113,538,446	-
	$122,002,582	$1,810,869

Note 12 – Related Party Transactions
In October 2007, the Company entered into a three month consulting agreement with Matthew Henninger pursuant to which he agreed to provide services as a business consultant in areas requested by the Company, including financial analysis projects and acquisition target analysis.  As compensation for these services, pursuant to the agreement he was entitled to receive a cash fee of $8,333 payable each month during the term of the agreement as well as a fee in the event a transaction was effected during the term as a result of the performance of the consultant’s services.  In January 2008, the Company and the consultant entered into an agreement whereby the consultant agreed to accept in satisfaction of his final payment under the agreement, 4,902 shares of the Company’s Common Stock issued under and pursuant to the terms of the Company’s 2003 Equity Participation Plan (“EPP”) based on the fair market value of the Common Stock on the date of approval by the Compensation Committee of the Company’s Board of Directors. The fair value of these shares was $8,333 and charged to consulting expense in 2008.  No other fee was paid.  The consultant is currently in an exclusive relationship with the Company’s Chief Executive Officer.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, all of the shares of common stock, par value $.01 per share, of CBH, or CBH Common Stock, issued and outstanding immediately prior to the effective time of the Merger, or the Effective Time, were converted into the right to receive, in the aggregate, 7,150,000 shares of the Company’s Common Stock. Additionally, subject to the cancellation of outstanding warrants to purchase shares of CBH Common Stock held by RimAsia (a beneficial holder of more than 5% of the Company’s voting securities), and the sole holder of shares of Series B Convertible Preferred Stock, par value $0.01 per share, of CBH, or the CBH Series B Preferred Stock, all of the shares of CBH Series B Preferred Stock issued and outstanding immediately prior to the Effective Time were converted into the right to receive, in the aggregate, (i) 6,458,009 shares of the Company’s common stock (having an approximate value of $12,270,217 as of the Effective Time) and (ii) 8,177,512 shares of the Company’s Series C Preferred Stock (having an approximate value of $13,720,012 as of the Effective Time), each with a liquidation preference of $1.125 per share and convertible into 9,086,124 shares of the Company’s common stock at an initial exercise price of $0.90.

At the Effective Time, the Company issued 9,532 shares of its common stock (having an approximate value of $18,110) to Stephen Globus, a director of CBH, and 7,626 shares of its common stock (having an approximate value of $14,489) to Chris Peng Mao, then the Chief Executive Officer of CBH, in exchange for the cancellation and the satisfaction in full of indebtedness in the aggregate principal amount of $90,000, plus any and all accrued but unpaid interest thereon, and other obligations of CBH to Messrs. Globus and Mao. Additionally, the Company agreed to bear 50% of up to $450,000 of CBH’s expenses post-Merger, and satisfaction of the liabilities of Messrs. Globus and Mao will count toward that obligation.

For assistance in effecting the Merger, 125,000 shares of the Company’s common stock (having an approximate value of $237,500) were issued to EET, the holder of a 49% interest in Erye. In addition, an aggregate of 203,338 shares of the Company’s common stock (having an approximate value of $386,350) was issued to Shi Mingsheng (an officer and director of Erye and the majority shareholder of EET and nominated as the Company’s director) and Madam Zhang Jian (an officer and director of CBH, an officer of Erye and a significant shareholder of EET).

As a result of the Merger, the Company owns 51% of Erye, and EET owns the remaining 49% ownership interest. In connection with the Merger, the Company and EET negotiated a revised joint venture agreement which, finalized and approved by the requisite PRC governmental authorities, will govern the Company’s respective rights and obligations with respect to Erye. Pursuant to the terms and conditions of the revised joint venture agreement, dividend distributions to EET and NeoStem will be made in proportion to their respective ownership interests in Erye; provided, however, that for the three-year period commencing on the first day of the first fiscal quarter after the joint venture agreement becomes effective, (i) 49% of undistributed profits (after tax) will be distributed to EET and lent back to Erye by EET for use by Erye in connection with the construction of a new plant for Erye; (ii) 45% of the net profit (after tax) will be provided to Erye as part of the new plant construction fund, which will be characterized as paid-in capital for the Company’s 51% interest in Erye; and (iii) 6% of the net profit will be distributed to the Company directly for the Company’s operating expenses. In the event of the sale of all of the assets of Erye or liquidation of Erye, the Company will be entitled to receive the return of such additional paid-in capital before distribution of Eyre’s assets is made based upon the ownership percentages of NeoStem and EET, and upon an initial public offering of Erye which raises at least 50,000,000 RMB (or approximately U.S. $7,300,000), we will be entitled to receive the return of such additional paid-in capital.

In connection with the Merger, the exercise price of certain of the Company’s outstanding warrants was reduced. Certain of the Company’s executive officers and directors held warrants to purchase the Company’s common stock at $8.00 per share, and following the Merger, the exercise price of such warrants was reduced to approximately $6.18 per share. These warrants are held by the Company’s Chairman and CEO - Robin L. Smith (25,427), the Company’s Vice President and General Counsel - Catherine M. Vaczy (2,000), and the Company’s directors - Richard Berman (11,364) and Steven Myers (22,728).

In connection with the Merger, each of the then officers and directors of CBH, and each of RimAsia (then a beneficial holder of more than 5% of the Company’s voting securities), Erye and EET, as well as certain holders of CBH Common Stock at the Effective Time, entered into a lock-up and voting agreement, pursuant to which they agreed to vote their shares of CBH Common Stock in favor of the Merger and to the other transactions contemplated by the Merger Agreement and agreed not to sell their CBH Common Stock and/or the Company’s common stock from November 2, 2008 through the expiration of the six-month period immediately following the consummation of the Merger . Similarly, the Company’s officers and directors entered into a lock-up and voting agreement, pursuant to which they agreed to vote their shares of the Company’s common stock in favor of the Merger and to the other transactions contemplated by the Merger Agreement and agreed not to sell their shares of the Company’s common stock during the same period.

Robin L. Smith, the Company’s Chairman and Chief Executive Officer, and Steven Myers, a member of the Company’s Board of Directors and Audit, Compensation and Nominating Committees (of which Nominating Committee Mr. Myers became Chairman in March 2009), were holders of CBH Common Stock at the time. Dr. Smith was the beneficial owner of 389,966 shares of CBH Common Stock that were acquired commencing in 2005. Mr. Myers was the beneficial owner of 285,714 shares of CBH Common Stock that were acquired in 2005. Based on the $2.03 closing price of the Company’s common stock on September 18, 2009 and the conversion of CBH Common Stock into the Company’s Common Stock in the Merger, the approximate transaction value of the holdings in CBH of each of Dr. Smith and Mr. Myers was $152,126 and $111,457, respectively.

In the Company’s private placement of units in November 2008, Fullbright Finance Limited (“Fullbright”), then a beneficial holder of more than 5% of the Company’s voting securities, a corporation organized in the British Virgin Islands, and the principal shareholders of which are Madam Zhang Jian, then an officer and director of CBH and an officer of Erye, Shi Mingsheng, then an officer and director of CBH, a director of Erye and Chairman of Fullbright, purchased 400,000 units for an aggregate consideration of $500,000. The per unit price was $1.25 and each unit was comprised of one share of the Company’s common stock and one redeemable five-year warrant to purchase one share of the Company’s common stock at a purchase price of $1.75 per share. In connection with Fullbright’s purchase of the units, EET, the principal shareholders of which are also the principal shareholders of Fullbright, borrowed $500,000 from RimAsia, and the units acquired by Fullbright were pledged to RimAsia as collateral therefor. Further, in the Company’s June/July 2009 private placement, Fullbright acquired, for a purchase price of $800,000, 64,000 shares of the Company’s Series D Stock which was converted into 640,000 shares of the Company’s common stock, together with warrants to purchase 640,000 shares of the Company’s common stock.

In the November 2008 private placement, Fullbright purchased 400,000 units for an aggregate consideration of $500,000, each unit comprised of one share of NeoStem Common Stock and one redeemable five-year warrant to purchase one share of NeoStem Common Stock at a purchase price of $1.75 per share, at a per-unit price of $1.25.  In connection with Fullbright's purchase of the units, EET, the principal shareholders of which are also the principal shareholders of Fullbright, borrowed $500,000 from RimAsia Capital Partners, L.P. (a principal stockholder of the Company), and the units acquired by Fullbright were pledged to RimAsia as collateral therefor which pledge has terminated.

On February 25, 2009 and March 6, 2009, respectively, the Company issued promissory notes, or the Notes, to RimAsia (then a beneficial holder of more than 5% of the Company’s voting securities) in the principal amounts of $400,000 and $750,000, respectively. The Notes had an interest rate of 10% per annum and were due and payable on October 31, 2009 or earlier, in the event the Company raised over $10 million through an equity financing. These Notes were paid in full in April 2009. The Notes contained standard events of default and in the event of a default that is not subsequently cured or waived, the interest rate would have increased to a rate of 15% per annum and, at the option of RimAsia and upon notice, the entire unpaid principal balance together with all accrued interest thereon would have been immediately due and payable. The Notes or any portion thereof could have been prepaid at any time and from time to time at the Company’s discretion without premium or penalty.

In April 2009, RimAsia (then a beneficial holder of more than 5% of the Company’s voting securities) purchased the Company’s Series D Convertible Redeemable Preferred Stock and warrants for aggregate consideration of $5,000,000. A portion of the proceeds were used to repay the principal and interest on the Notes issued to RimAsia in February and March 2009 and certain other costs advanced by RimAsia in connection with the Company’s expansion activities in China. Mr. Wei, now the Company’s director, is managing partner of RimAsia.

On April 23, 2009, the Company entered into a Consulting Agreement with Shandong Life Science and Technology Research Institute, or SLSI, of which Ms. Cai Jianqian is President. Ms. Cai is the mother of former CBH Chief Executive Officer Chris Peng Mao who is currently the Company’s Director, Asian Expansion and Strategic Development. Ms. Cai also was a CBH stockholder at the time the Company entered into the Consulting Agreement. Pursuant to the Consulting Agreement, Ms. Cai will provide consulting services to the Company in the area of business development, strategic planning and government affairs in the healthcare industry in the PRC. In return for the consulting services, the Company has agreed to pay SLSI an annual fee of $100,000 and the Company issued SLSI 250,000 warrants under the Company’s 2009 Non-U.S. Plan, to become exercisable over approximately a two year period. In addition, in connection with expanding the Company’s relationship with SLSI in July 2009, the Company agreed to grant to SLSI an additional 100,000 shares under the 2009 Non-U.S. Plan (having an approximate value of $204,000). Grants under the 2009 Non-U.S. Plan are subject to, among other things, applicable law including any required registration in the PRC.

On April 30, 2009 the Company entered into a License and Referral Agreement with Promethean Corporation (“Promethean”) through its subsidiary Ceres Living, Inc. (“Ceres”) to use certain Company marks and publications in connection with certain sales and marketing activities relating to its nutritional supplement known as AIO Premium Cellular (the “Product”); and in connection with the license, Ceres will pay to the Company or the Stem for Life Foundation specified fees  for  each unit of the Product sold; and Ceres shall engage in a referral service with respect to the Company’s adult stem cell collection and storage activities. Ceres will receive a specified fee from the Company for each client referred who completes and pays for a stem cell collection. The term of the agreement is three years with each party having the right to renew annually, thereafter. The CEO of Promethean is in an exclusive relationship with the CEO of the Company. The Company has earned $3,885 in royalties in connection with this agreement during the three months ended March 31, 2010.

As part of the stem cell initiatives undertaken by NeoStem, on June 15, 2009, NeoStem signed a ten-year, exclusive, royalty bearing agreement with Enhance BioMedical Holdings Limited (“Enhance”) to provide Enhance with the training, technical, and other assistance required for Enhance to offer stem cell based therapies in Taiwan, Shanghai, and five other provinces in eastern China including Jiangsu, Zhejiang, Fujian, Anhui and Jiangxi. This agreement also gives NeoStem the option to acquire up to a 20% fully diluted equity interest in Enhance for a period of five years. NeoStem will receive certain milestone payments as well as be entitled to a stated royalty on the revenues derived from Enhance’s offering these stem cell based therapies.  Enhance was an investor in the April 2009 Private Placement, pursuant to which it purchased $5 million of Series D Units, and thus acquired 400,000 shares of Series D Stock (convertible into 4,000,000 shares of Common Stock upon stockholder approval, which approval was obtained on October 29, 2009) and 4,000,000 Series D Warrants, each to purchase one share of Common Stock at an exercise price of $2.50 per share.

At March 31, 2010, Erye owed EET $7,473,800.  Included in the amount owed to EET are:
•
Dividends paid and loaned back to Erye amounting to $7,702,800 and accrued interest of $227,500, the interest rate on this loan is 5.31%.  Erye received an interest payment of approximately $192,000 in February 2010.

•	Advances to EET of $668,100;

•	A non interest bearing loan from EET of $387,600 due 2011; and

•	A receivable due NeoStem from EET of $175,992.

Note 13 – Commitments and Contingencies
On May 26, 2006, the Company entered into an employment agreement with Dr. Robin L. Smith, pursuant to which agreement, as amended to date, Dr. Smith serves as the Chief Executive Officer of the Company.

Effective as of September 27, 2009, Dr. Smith’s annual base salary is $332,750.  On July 29, 2009, the Company amended the terms of its employment agreement with Dr. Smith by means of a letter agreement to extend the term of Dr. Smith’s employment to December 31, 2011 and subject to the consummation of the Merger with CBH (which Merger was consummated on October 30, 2009), award Dr. Smith a $275,000 cash bonus for 2009 and comparable minimum annual bonuses for 2010 and 2011.  As of April 13, 2010, $100,000 of the bonus for 2009 was due Dr. Smith.  The Company maintains key-man life insurance on Dr. Smith in the amount of $3,000,000.  As of October 30, 3009, the Compensation Committee approved the reimbursement to Dr. Smith of premiums, up to $4,000 annually, for disability insurance covering Dr. Smith.  The Company has also agreed to pay membership and annual fees for a club in New York of Dr. Smith’s choice for business entertaining and meetings, and a car allowance equal to $1,000 per month,.

Per Dr. Smith’s January 26, 2007 letter agreement with the Company, upon termination of Dr. Smith’s employment by the Company without cause or by Dr. Smith with good reason, the Company shall pay to Dr. Smith her base salary at the time of termination for the two year period following such termination.   Dr. Smith’s September 27, 2007 letter agreement provides that such payment of severance can be made instead in 12 equal monthly installments beginning the date of termination.  In addition, per Dr. Smith’s May 26, 2006 employment agreement, upon termination of Dr. Smith’s employment by the Company without cause or by Dr. Smith for good reason, Dr. Smith is entitled to: (i) a pro-rata bonus based on the annual bonus received for the prior year; (ii) COBRA payments for a one year period; and (iii) have all options vest as well as all options that would have vested during the 12-month period following the date of termination, become fully vested and remain exercisable for a maximum of 48 months (but in no event longer than the original term of exercise.) Upon termination of Dr. Smith’s employment by the Company for cause or by Dr. Smith without good reason, Dr. Smith is entitled to: (i) the payment of all amounts due for services rendered under the agreement up until the termination date; and (ii) have all vested options remain exercisable for a period of ninety days (all stock options which have not vested shall be forfeited.)  Upon termination for death or disability, Dr. Smith (or her estate) is entitled to: (i) the payment of all amounts due for services rendered under the agreement until the termination date; (ii) family COBRA payments for the applicable term; and (iii) have all vested options, as well as all options which would have vested during the 12-month period following the date of termination, become fully vested and remain exercisable for a maximum of 48 months (but in no event longer than the original term of exercise).

Per Dr. Smith’s May 26, 2006 employment agreement, upon a change in control of the Company, options held by Dr. Smith shall be governed by the terms of applicable agreements and equity compensation plans, but in any event at least 75% of Dr. Smith’s then unvested options shall become immediately vested and exercisable upon a change in control. Further, in the event Dr. Smith voluntarily terminates her employment without good reason following a change in control, Dr. Smith shall be entitled to: (i) the payment of base salary for one year; (ii) a pro-rata bonus based on the annual bonus received for the prior year; (iii) COBRA payments for a one year period; and (iv) have all vested options, as well as all options which would have vested during the 12-month period following the date of termination, become fully vested and remain exercisable for a maximum of 48 months (but in no event longer than the original term of exercise).

On January 26, 2007, the Company entered into an employment agreement with Catherine M. Vaczy pursuant to which agreement, as amended to date, Ms. Vaczy continues to serve as the Company’s Vice President and General Counsel.

Ms. Vaczy’s January 26, 2007 employment agreement, as amended on January 9, 2008 and August 29, 2008, or the Original Agreement, expired by its terms on December 31, 2008. However, effective July 8, 2009, the Company entered into another letter agreement, or the Extension, with Ms. Vaczy pursuant to which the Original Agreement was extended, subject to certain different and additional terms. The Extension provides that Ms. Vaczy’s base salary during the one-year term will be $182,500. The Extension additionally provides for (i) a 25,000 share stock award upon execution under the 2009 Plan where the Company also pays the associated payroll taxes; and (ii) a $5,000 cash bonus upon each of two milestone objectives established by the Board of Directors (one of which was met as of December 31, 2009). Pursuant to the Original Agreement, as extended and otherwise amended to date, Ms. Vaczy was also entitled to payment of certain perquisites and/or reimbursement of certain expenses incurred by her in connection with the performance of her duties and obligations under the letter agreement (including a car allowance equal to $1,000 per month), and to participate in any incentive and employee benefit plans or programs which may be offered by the Company and in all other plans in which the Company executives participate.

As of October 29, 2009, the Compensation Committee of the Board (i) awarded Ms. Vaczy a $50,000 cash bonus, 50% of which was payable currently and the remaining 50% payable upon the achievement of a business milestone (which was achieved in February 2010), (ii) increased Ms. Vaczy’s salary from $182,500 to $191,000 effective as of November 1, 2009, and (iii) approved the payment of dues to a private club of Ms. Vaczy’s choosing for business entertaining and meetings (not to exceed $6,000 annually).

In the event Ms. Vaczy’s employment is terminated prior to the end of the term, for any reason, earned but unpaid cash compensation and unreimbursed expenses due as of the date of such termination would be payable in full. In addition, in the event Ms. Vaczy’s employment is terminated prior to the end of the term for any reason other than by the Company with cause or Ms. Vaczy without good reason, Ms. Vaczy or her executor of her last will or the duly authorized administrator of her estate, as applicable, would be entitled to receive certain specified severance payments, paid in accordance with the Company’s standard payroll practices for executives.  In no event would such payments exceed the remaining salary payments in the term.  Any severance payments set forth in the Original Agreement to which Ms. Vaczy may become entitled shall be based on Ms. Vaczy’s then salary for a three month and not an annual period.   In the event her employment is terminated prior to the end of the term by the Company without cause or by Ms. Vaczy for good reason, all options granted by the Company will immediately vest and become exercisable in accordance with their terms.  Any options provided for in the Extension, as well as other options granted or to be granted to Ms. Vaczy, shall remain exercisable despite any termination of employment for a period of not less than two years from the date of termination of employment.

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

As of October 2, 2009, the Company entered into indemnification agreements with its Chief Executive Officer, Chief Financial Officer, General Counsel, certain other employees and each of its directors pursuant to which the Company has agreed to indemnify such party to the full extent permitted by law, subject to certain exceptions, if such party becomes subject to an action because such party is the Company’s director, officer, employee, agent or fiduciary.

The Company has entered into an agreement for the lease of executive office space from SLG Graybar Sublease LLC (the “Landlord”) at Suite 450, 420 Lexington Avenue, New York, NY  10170 with a lease term effective April 1, 2009 through June 30, 2013 (the “Lease”).  Rental payments are currently in the aggregate approximate monthly amount of $20,400.  To help defray the cost of the Lease, the Company licensed to third parties the right to occupy certain of the offices in Suite 450 and use certain business services.  Such license payments currently total approximately $5,000 per month and the license agreements are for periods of less than one year.  The Lease was entered into pursuant to an assignment and assumption of the original lease from the original lessor thereof, DCI Master LDC (the lead investor in a private placement by the Company in June 2006) and affiliates of DCI Master LDC and Duncan Capital Group LLC (a former financial advisor to and an investor in the Company), for which original lease a principal of such entities acted as guarantor (the “Guarantor”), a consent to such assignment from the Landlord and a lease modification agreement between the Company and the Landlord, such documents being dated April 13, 2009 with effective delivery April 17, 2009.  The Company was credited with an amount remaining as a security deposit with the Landlord from such original lessor (the “Security Deposit Credit”), was required to deposit an additional amount with the Landlord to replenish the original amount of security for the Lease and pay an amount equal to the Security Deposit Credit to the Guarantor of the original lease.  The total payments made by the Company for such security deposit and payment of the Security Deposit Credit to the Guarantor were in the approximate aggregate amount of $157,100.  Pursuant to the Lease, the Company is obligated to pay on a monthly basis fixed annual rent and certain items as additional rent including utility payments.  The Lease requires the Company to maintain insurance in specified types and amounts, contains certain other standard commercial terms such as tenant’s assumption of its pro-rata share of certain Landlord costs, tenant’s reimbursement obligations for certain other Landlord costs including insurance, provision for certain additional charges and maintenance of certain systems within the premises, contains restrictions on subletting and provisions for costs and payments relating thereto and notice, recapture and Landlord leaseback provisions relating to subletting, permits licensing by tenant of up to five offices or workstations with notice to Landlord, requires the tenant to maintain and repair certain systems, contains default and liquidated and other damage provisions (including acceleration of all rent and additional rent due for the remainder of the term upon a Landlord termination due to a tenant default and double payments on a holdover after expiration or termination), interest on late payments, tenant waivers and indemnity of Landlord, Landlord right of relocating tenant within the building, Landlord right of termination provisions including on five days’ notice if rent is not timely paid, on 15 days’ notice if other defaults are uncured and also in certain insolvency related instances, and requires consent of the Landlord in certain circumstances and provides for tenant to pay the costs associated therewith.   In January 2005, NS California began leasing space at Good Samaritan Hospital in Los Angeles, California at an annual rental of approximately $26,000 for use as its stem cell processing and storage facility. The lease expired on December 31, 2005, but the Company continued to occupy the space on a month-to-month until it closed the facility in April 2009  and transferred its processing and storage operations to state of the art facilities operated by leaders in cell processing.    The Company utilizes Progenitor Cell Therapy LLC, with whom the Company entered into a Cell Processing and Storage Customer Agreement in January 2009, to process and store for commercial purposes at the cGMP level at its California and New Jersey facilities.  In September 2009, NeoStem, Inc. entered into an agreement for the lease of space from Rivertech Associates II, LLC, c/o The Abbey Group (the “Landlord”) at 840 Memorial Drive, Cambridge, Massachusetts with a lease term effective September 1, 2009 through August 31, 2012 (the “Lease”).  The space is being used for general office, research and development, and laboratory space (inclusive of an adult stem cell collection center).  The base rent under the Lease is $283,848 for the first year, $356,840 for the second year and $369,005 for the third year.  In addition, the Company is responsible for certain costs and charges specified in the Lease, including utilities, operating expenses and real estate taxes.  The security deposit is $84,141, which may be reduced to $56,094 if the Company has not defaulted in the performance of its obligations under the lease prior to the second lease year.

In May 2009, Qingdao Niao, the Chinese domestic company controlled by NeoStem (China), Inc.  through various business arrangements, entered into leases with Beijing Zhong-guan-cun Life Science Park Development Corp., Ltd. pursuant to which Qingdao Niao is leasing laboratory, office and storage space in Beijing for the aggregate monthly amount of approximately $23,000.  Lease payments are due quarterly in advance, and upon entering into the lease a three month security deposit was required in addition to the first quarterly payment.  The term of the leases is for approximately three years.  In February 2010, this lease was assigned to the Company’s subsidiary, NeoStem (China), Inc.

Rent for these facilities for the three months ended March 31, 2010 and 2009 was approximately $452,511 and $62,248, respectively.

In November, 2007, the Company entered into an acquisition agreement with UTEK Corporation ("UTEK") and Stem Cell Technologies, Inc., a wholly owned subsidiary of UTEK ("SCTI"), pursuant to which the Company acquired all the issued and outstanding common stock of SCTI in a stock-for-stock exchange. SCTI contains an exclusive, worldwide license to a technology developed by researchers at the University of Louisville to identify and isolate rare stem cells from adult human bone marrow, called very small embryonic like stem cells. Concurrent with the SCTI acquisition, NeoStem entered into a sponsored research agreement (“SRA”) with the University of Louisville under which NeoStem has been supporting further research in the laboratory of Mariusz Ratajczak, M.D., Ph.D. a co-inventor of the VSEL™ technology and head of the Stem Cell Biology Program at the James Brown Cancer Center at the University of Louisville. The SRA, which has been periodically amended, called for payments in 2008 of $50,000 and 2009 of $65,337.

Under the License Agreement, SCTI agreed to engage in a diligent program to develop the VSEL technology. Certain license fees and royalties are to be paid to University of Louisville Research Foundation (“ULRF”) from SCTI, and SCTI is responsible for all payments for patent filings and related applications. Portions of the license may be converted to a non-exclusive license if SCTI does not diligently develop the VSEL™ technology or terminated entirely if SCTI chooses to not pay for the filing and maintenance of any patents thereunder. The License Agreement, which has an initial term of 20 years, calls for the following specific payments: (i) reimbursement of $29,000 for all expenses related to patent filing and prosecution incurred before the effective date (“Effective Date”) of the license agreement; (ii) a non-refundable prepayment of $20,000 creditable against the first $20,000 of patent expenses incurred after the Effective Date; (iii) a non-refundable license issue fee of $46,000; (iv) a non-refundable annual license maintenance fee of $10,000 upon issuance of the licensed patent in the United States; (v) a royalty of 4% on net sales; (vi) specified milestone payments; and (vii) specified payments in the event of sublicensing. Pursuant to a February 2009 amendment to the License Agreement the payments under (ii) and (iii) became due and were paid in March 2009. The License Agreement also contains certain provisions relating to "stacking," permitting SCTI to pay royalties to ULRF at a reduced rate in the event it is required to also pay royalties to third parties exceeding a specified threshold for other technology in furtherance of the exercise of its patent rights or the manufacture of products using the VSEL technology. Effective as of February 23, 2010, the Company entered into Amendment No. 3 to the SRA with the University of Louisville which amends the research plan and currently provides for additional payments during 2010 of up to $72,342 of which $68,725 was paid upon execution of Amendment No. 3. No later than April 30, 2010, the parties shall agree on any desired revisions to the research or research period under Amendment No. 3. This date was extended until May 15, 2010. On May 14, 2010, the parties executed Amendement No. 4 to the SRA extending the research period until December 31, 2011 and providing for total payments of $181,196 over the term of the SRA. ..

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

In connection with the issuance to investors and service providers of many of the shares of the Company’s Common Stock and Warrants to purchase Common Stock described herein, the Company granted the holders registration rights providing for the registration of such shares of Common Stock and shares of Common Stock underlying warrants on a registration statement to be filed with the Securities and Exchange Commission so as to permit the resale of those shares.  Certain of the registration rights agreements provided for penalties for failure to file or failure to obtain an effective registration statement.  With respect to satisfying its obligations to the holders of these registration rights, the Company is in various positions.  The Company filed a registration statement as required for some of the holders, but to date, the Company has not had such registration statement declared effective.  As to some holders, the Company has not yet satisfied its obligation to file.  Certain holders with outstanding registration rights have waived their registration rights.  No holder has yet asserted any claim against the Company with respect to a failure to satisfy any registration obligations.  Were someone to assert a claim against the Company for breach of registration obligations, the Company believes it has several defenses that would result in relieving it from any liability, although no assurances can be given.  The Company also notes that damage claims may be limited, as (i) all shares of Common Stock as to which registration rights attached are currently salable under Rule 144 of the Securities Act and (ii) during much of the relevant periods the warrants with registration rights generally have been out of the money.  Accordingly, were holders to assert claims against the Company based on breach of the Company’s obligation to register, the Company believes that the Company’s maximum exposure from non-related parties would not be material.

Note 14 – Subsequent Events

On April 28, 2010, EET repaid the receivable due NeoStem in the amount of $175,922.

On May 17, 2010, RimAsia Capital Partners LP ("RimAsia"), the holder of 8,177,512 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") issued by NeoStem, Inc. (the “Company”) converted its 8,177,512 shares of Series C Preferred Stock into 9,086,124 shares of the Company's common stock at a conversion price of $0.90.  The Series C Preferred Stock was issued to RimAsia as part of the merger consideration paid to RimAsia in connection with the Company's acquisition of China Biopharmaceuticals Holdings, Inc. on October 30, 2009.  Each share of Series C Preferred Stock had a liquidation preference of $1.125 per share and was convertible into 9,086,124 shares of the Company's common stock at a conversion price of $0.90 per share.

Following this conversion, there will be zero shares of Series C Preferred Stock outstanding and RimAsia will not be entitled to receive any dividends on such shares, to receive notices or to vote such shares or to exercise or to enjoy any other powers, preferences or rights in respect thereof; provided however that RimAsia will be entitled to receive a cash payment on January 1, 2011, which is the next dividend payment date, equal to any dividends accrued but unpaid through May 17, 2010.  Immediately following this conversion, the Company will have 53,034,089  shares of common stock outstanding.

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

Erye was founded more than 50 years ago and represents an established, vertically-integrated pharmaceutical business, focused primarily on antibiotics. Suzhou Erye Economy and Trading Co. Ltd., or EET, owns the remaining 49% ownership interest in Erye. We and EET have negotiated a revised joint venture agreement or the Joint Venture Agreement and will govern our ownership of Erye.

Pursuant to the terms and conditions of the Joint Venture Agreement, dividend distributions to EET and Merger Sub will be made in proportion to their respective ownership interests in Erye; provided, however, that for the three-year period commencing on the first day of the first fiscal quarter after the Joint Venture Agreement becomes effective distributions will be made as follows: (i) the 49% of undistributed profits (after tax) of the joint venture due EET will be distributed to EET and lent back to Erye to help finance costs in connection with their construction of and relocation to a new facility and; (ii) of the net profit (after tax) of the joint venture due Merger Sub, 45% will be provided to Erye as part of the new facility construction fund and will be characterized as paid-in capital for Merger Sub’s 51% interest in Erye, and 6% will be distributed to Merger Sub directly.   As of March 31, 2010 distributions totaling approximately $7,158,000 had been deferred and EET has received and lent back approximately $7,702,800.

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

Results of Operations

Three Months Ended March 31, 2010 Compared to the Three Months Year Ended March 31, 2010
Revenue

For the three months ended March 31, 2010, total revenues were $15,833,200 compared to $45,100 for the three months ended March 31, 2009. Revenues for the three months ended March 31, 2010 were comprised of $15,771,300 of pharmaceutical product sales and $61,900 related to stem cell collections, license fees, royalties and other revenue. The pharmaceutical product sales represent sales generated by Erye.  The stem cell revenues generated in the three months ended March 31, 2010 and 2009 were derived from a combination of revenues from the collection of autologous adult stem cells and license fees collected from collection centers in our collection center network. For the three months ended March 31, 2010, we earned $44,800 from the collection and storage of autologous adult stem cells and $13,900 of license fees. For the three months ended March 31, 2009, we earned $44,600 from the collection and storage of autologous adult stem cells and $500 from license fees. The increase in stem cell collection and storage revenue in 2010 compared to 2009 was due primarily to our efforts on recruiting clients into the existing network in the Northeast and Southern California. Cost of Sales for the three months ended March 31, 2010 is comprised of Cost of Goods sold of $10,826,300 related to the sale of our pharmaceutical products, and $25,400 of direct costs related to the cost of collecting autologous stem cells from clients.

Gross margin for the three months ended March 31, 2010 totaled $4,981,600 of which 99% is attributable to the sale of pharmaceutical products and the balance is attributable to our stem cell collection operations.

Operating Expenses

For the three months ended March 31, 2010 operating expenses totaled $7,589,900 compared to $1,876,600 for the three months ended March 31, 2009, representing an increase of $5,713,300 or 304%.

Historically, to minimize our use of cash, we have used a variety of equity and equity-linked instruments to pay for services and to incentivize employees, consultants and other service providers. The use of these instruments has resulted in significant charges to the results of operations. In general, these equity and equity-linked instruments were used to pay for employee and consultant compensation, director fees, marketing services, investor relations and other activities. For the three months ended March 31, 2010 the use of equity and equity-linked instruments to pay for such expenses resulted in charges to selling, general, administrative and research expenses of $1,866,600 representing an increase of $1,666,900 over the three months ended March 31, 2009.

The composition of our charges for the use of equity and equity linked instruments are as follows:

•	$1,588,700 relate to recurring expenses associated with options issued to employees and consultants that vest over time;

•	$97,000 relate to expenses associated with options issued to employees and consultants that vest upon achievement of certain business milestones;

•	$35,100 relate to expenses associated with the issuance of common stock and the vesting of restricted stock to consultants for providing services; and

•	$145,800 relate to expenses associated with warrants issued to consultants for the payment of business services.

For the three months ended March 31, 2010, our selling, general, administrative were $6,289,700 compared to $1,621,900 for the three months ended March 31, 2009, representing an increase of $4,676,800, which was the result of:

•
Our efforts to establish a stem cell operation in China to provide advanced therapies, related processing and storage, as well as research and development capabilities totaled $1,401,500 an increase of $1,268,500. Such expenses included expenditures for the rental of laboratory space, legal expenses associated with establishing our subsidiary company and related operations in China, consultants retained to support our implementation and introduction of advanced therapies in China, recruiting fees for identifying senior managers for our operation in China and travel. In addition these operating expenses reflect charges resulting from issuing various equity instruments to incentivize staff members and consultants totaling $551,500.

•
Administrative expenses increased by approximately $3,168,700. Approximately $1,181,500 of this increased operating expense was the result of the Merger with Erye and the attendant operating expenses of this operation. The Company’s US administrative operating expenses increased by $1,987,200. The use of equity instruments to incentivize staff, compensate directors and pay for services totaled $1,015,100, an increase of $915,500 over three months ended March 31, 2009. Salaries and wages increased by $540,800 as the result of increased staffing levels, contractual salary increases, bonus payments and tax payments and tax withholdings we paid on behalf of certain executive and other staff members in connection with common stock grants made during year. Professional fees, including legal and accounting fees increased by $85,100 as the result of our expanded operations in China. Investor relations services increased by $149,100, fees for preparing documents for various SEC filings and increased communications with shareholders and investors.  Additionally, travel and entertainment increased by $33,800 primarily as a result of the Company’s expanded operations in China, rent increased by $52,500 as a result of the leasing of office space in New York, franchise taxes increased  $91,300, during the quarter ending March 31, 2009 the Board of Directors adopted a Directors cash compensation plan which increased administrative expense by $76,000 and the majority of the balance of the increase in administrative expense resulted from increases and decreases in office expenses, insurance and other expenses.

•
As a result of completing the Merger with CBH, our activities associated with the Merger ended thus reducing the use of our attorney, accountant and other professional services and reducing our operating costs by $287,000 over 2009.

•
Sales and marketing expenses increased by $517,600 over three months ended March 31, 2009. Approximately $74,700 of this increased operating expense was related to the sales and marketing efforts of Erye and $383,400 related to amortization of intangible assets acquired in the Merger.  The use of equity instruments to incentivize staff, and pay for services totaled $156,000 an increase of $114,000 over three months ended March 31, 2009 and other  US sales and marketing costs decreased by approximately $54,900 due reductions in consulting fees and marketing expenses.

For the three months ended March 31, 2010, our research and development expenses totaled  $1,300,000 compared to $254,600 for the three months ended March 31, 2009, representing an increase of $1,045,500, which was the result of:

The use of equity instruments to incentivize research staff totaled $143,600, an increase of $106,500 over the three months ended March 31, 2009. Research related to our VSEL TM technology increased operating expenses by $819,000. Our acquisition of Erye added $117,900 of research and development expense to our operating expenses. The balance of the increase in research and development expense is related to costs associated with our wound healing research.

Dividends on Convertible Redeemable Series C Preferred Stock.

In connection with the Merger, the Company issued 8,177,512 shares of Convertible Redeemable Series C Preferred Stock (“Series C Preferred Stock”) which calls for annual dividend of 5% based on the stated value of the preferred stock. For the three months ended March 31, 2010 we recorded a dividend of $99,700, as the prorated dividend due.

Noncontrolling Interests

When the Company acquired China Biopharmaceutical Holdings, Inc it acquired a 51% interest in Erye Pharmaceutical Co. Ltd. (“Erye”).  In preparing our financial statements the full operations of Erye are reflected in these results as of October 30, 2009. We account for the 49% minority shareholder share of Erye’s net income with a charge to Noncontrolling Interests. For the three months ended March 31, 2010Erye’s minority shareholders’ share of net income totaled $1,328,700.

Other Income and Expense

During the quarter the Company recognized interest expense of approximately $92,500 primarily related to a loan to Erye from its minority shareholder which $84,000 was capitalized as part of the cost of construction of Erye’s new manufacturing plant. In accordance with the Joint Venture Agreement that governs the operation of Erye the minority shareholder has agreed to loan back to Erye dividends it is entitled to for three years starting in 2008, to help fund the construction of the new manufacturing facility. At March 31, 2010 these loans totaled $7,702,800. The loan calls for interest to accrue at rate of 5% annually.

In connection with RimAsia’s exercise of 1,000,000 warrants and purchasing common stock in March 2010 the term of its remaining warrants was increased was increased by three year.  This change in terms increased the underlying value of this warrant, based on a Black-Scholes valuation, and as a result the Company charged $188,000 to other income and expense for this increase in value.

Provision for taxes

The provision for taxes of $502,900 represents income taxes due on income of Erye for three months ended March 31, 2010 and is net of utilization of the deferred tax liability associated with amortization of intangible assets acquired in the merger of $60,600.

NeoStem — Liquidity and Capital Resources

At March 31, 2010 we had a cash balance of $11,418,200, working capital of $10,659,100 and stockholders’ equity of $29,933,800.

Three months ended March 31, 2010

We incurred a net loss of $3,283,800 for the three months ended March 31, 2010. The following chart represents the net funds provided by or used in operating, financing and investment activities for each period indicated:

	The Three Months Ended
	March 31, 2010	March 31, 2009
Cash (used) in operating activities	$(2,581,800)	$(1,253,000)
Cash provided/(used) in investing activities	$(4,619,500)	$(5,700)
Cash provided by financing activities	$11,460,100	$1,220,700

Operating Activities

Our cash used for operating activities in the three months ended March 31, 2010 totaled $2,581,800, which is the sum of (i) our net loss, adjusted for non-cash expenses totaling $2,822,700 which includes, principally, common stock, common stock options and common stock purchase warrants issued for services rendered in the amount of $2,055,100 and depreciation and amortization of $767,600; (ii) an increase in cash was provided from unearned revenue from advance payments from customers and licensees of $1,027,400, increases in accounts payable and accrued expenses of $1,813,400 and a reduction in accounts receivable of $210,000; (iii) cash used for prepaids and payments of other assets of $547,500 and increases in inventory of $4,595,400.

Under the License Agreement, SCTI agreed to engage in a diligent program to develop the VSEL technology. Certain license fees and royalties are to be paid to University of Louisville Research Foundation (“ULRF”) from SCTI, and SCTI is responsible for all payments for patent filings and related applications.  Portions  of  the  license  may  be converted to a  non-exclusive  license if SCTI does not  diligently  develop the VSEL™ technology or terminated entirely if SCTI chooses to not pay for the filing and  maintenance  of any patents  thereunder.  The License Agreement, which has an initial term of 20 years, calls for the following specific payments:  (i) reimbursement of $29,000 for all expenses related to patent filing and prosecution incurred before the effective date (“Effective Date”) of the license agreement; (ii) a non-refundable prepayment of $20,000 creditable against the first $20,000 of patent expenses incurred after the Effective Date; (iii) a non-refundable license issue fee of $46,000; (iv) a non-refundable annual license maintenance fee of $10,000 upon issuance of the licensed patent in the United States;  (v) a royalty of 4% on net sales; (vi) specified milestone payments; and (vii) specified payments in the event of sublicensing.   Pursuant to a February 2009 amendment to the License Agreement the payments under (ii) and (iii) became due and were paid in March 2009. The License Agreement also contains certain provisions relating to "stacking,"  permitting SCTI to pay royalties  to ULRF at a  reduced  rate in the event it is  required  to also pay royalties to third parties exceeding a specified  threshold for other technology in  furtherance  of the  exercise  of its patent  rights or the  manufacture  of products  using the VSEL  technology. Effective as of February 23, 2010, we entered into Amendment No. 3 to our SRA with the University of Louisville which amends the research plan and currently provides for additional payments during 2010 of up to $72,342 of which $68,725 was paid upon execution of Amendment No. 3.  No later than April 30, 2010, the parties shall agree on any desired revisions to the research or research period under Amendment No. 3.  This date was extended until May 15, 2010.  On May 14, 2010, the parties executed Amendement No. 4 to the SRA extending the research period until December 31, 2011 and providing for total payments of $181,196 over the term of the SRA.

During the quarter the Company invested approximately $858,200 in cash in short term investments.

Investing Activities

During the three months ended March 31, 2009 we spent approximately $3.8 million for property and equipment. Erye is building a new production facility and during the three months ended March 31, 2010 $3.2 million was spent on construction.  This plant is expected to be fully operational in 2011. In March 2010 we made our first payment of $370,000 for the stem cell laboratory we are building in Beijing and construction efforts started April 1, 2010.The balance of our capital expenditures were spent on equipping our laboratory in Boston and other Neostem stem cell operations in China,

Financing Activities

During the three months ended March 31, 2010, we met our immediate cash requirements through existing cash balances, a public of offering of our commons stock which raised approximately $7 million, the exercise of a warrant for one million shares that raised approximately $1.75 million dollars, the issuance of notes payable for our operations in China and the use of equity and equity-linked instruments to pay for services and compensation.

In December, 2009, in order to facilitate working capital requirements in China, NeoStem (China) issued a promissory note to the Bank of Rizhao Qingdao Branch in the amount of RMB 4,400,000 ($645,500). The note is due on June 21, 2010 and bears an interest rate of 4.05%. The loan is collateralized by cash in a restricted bank account totaling 5,189,400 RMB (approximately $759,200). In addition, in January, 2010 NeoStem (China) entered into a pledge agreement with the bank pledging all of its interest in its VIEs as additional collateral for the loan.

The Company’s subsidiary Erye has RMB 81,365,900 ($11,936,400) of notes payables as of March 31, 2010 and 62,457,000 RMB ($9,150,000) of notes payable as of December 31, 2009. Notes are payable to the banks who issue bank notes to Erye’s creditors. Notes payable are interest free and usually mature after a three to six months period.  In order to issue notes payable on behalf of the Company, the banks required collateral, such as cash deposits which were approximately 30%-50% of the value of notes to be issued, or properties owned by companies. At March 31, 2010, 26,929,000 RMB (approximately $3,950,500) of restricted cash were put up for collateral for the balance of notes payable which was approximately 40.4% of the notes payable the Company issued, and the remaining of the notes payable is collateralized by pledging the land use right the Company owns.  The use of notes payable to pay creditors is a feature of the money and banking system of China and we expect these types of notes to be a continuing feature of  Erye’s capital structure.

On February 18, 2010 the Company, completed a public offering of its common stock, selling 5,750,000 shares priced at $1.35 per share. The Company received approximately $6,822,000 in net proceeds from the offering, after underwriting discounts, commissions and other expenses, of approximately $940,000.

On March 15, 2010, NeoStem, Inc. (the “Company”) and RimAsia Capital Partners, L.P., a Cayman Islands exempted limited partnership (“RimAsia”) and an affiliate of the Company, made certain agreements with respect to outstanding warrants.  RimAsia exercised its warrant to purchase 1,000,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), exercisable at a per share exercise price of $1.75, which was  issued to RimAsia in a private placement completed by the Company in September 2008 (the “September 2008 Warrant”) resulting in proceeds to the Company totaling $1,750,000.  The condition for such exercise was that the Company would modify certain terms of RimAsia’s warrant to purchase 4,000,000 shares of Common Stock, issued to RimAsia in a private placement completed by the Company in April 2009 (the “Series D Warrant”).  RimAsia currently is subject to the terms of a lock-up agreement. The Series D Warrant  was  amended to provide for (i) a three (3) year extension of the Termination Date (as defined in the Series D Warrant) and (ii) an increase in the average closing price that triggers the Company’s redemption option under the Series D Warrant from $3.50 to $5.00 (the Series D Warrant so amended and restated, the “Amended and Restated Warrant”). The expiration date of the September 2008 Warrant was September 1, 2013.

Pursuant to the terms and conditions of the Joint Venture Agreement, dividend distributions to EET and Merger Sub will be made in proportion to their respective ownership interests in Erye; provided, however, that for the three-year period commencing on the first day of the first fiscal quarter after the Joint Venture Agreement becomes effective distributions will be made as follows: (i) the 49% of undistributed profits (after tax) of the joint venture due EET will be distributed to EET and lent back to Erye to help finance costs in connection with their construction of and relocation to a new facility and; (ii) of the net profit (after tax) of the joint venture due Merger Sub, 45% will be provided to Erye as part of the new facility construction fund and will be characterized as paid-in capital for Merger Sub’s 51% interest in Erye, and 6% will be distributed to Merger Sub directly and At March 31, 2010 these loans totaled $7,702,800 plus accrued interest of $227,500. The loan calls for interest to accrue at rate of 5% annually in addition, during the quarter EET received an interest payment of approximately $192,000.

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

Erye is constructing a new pharmaceutical manufacturing facility and began transferring its operations in January 2010.  The relocation will continue as the new production lines are completed and receive cGMP certification through 2011. The new facility is estimated to cost approximately $30 million, of which approximately $20 million has been paid for through March 31, 2010. To date, construction has been self-funded by Erye and EET, the holder of the minority joint venture interest in Erye. The remaining $10 million is expected to be funded from a combination of proceeds from the Company’s February 2010 common stock offering in which it raised net proceeds of approximately $7.1 million, the proceeds from the exercise by RimAsia in March 2010 of a warrant to purchase 1,000,000 shares of Common Stock at a per share purchase price of $1.75 resulting in gross proceeds to the Company of $1,750,000 or a future capital raise (in each of the prior cases such funding would be in the form of a loan from the Company, an Erye line of credit and the reinvestment of certain dividends by Erye’s shareholders). We have agreed for a period of three years to reinvest in Erye approximately 90% of the net earnings we would be entitled to receive under the Joint Venture Agreement by reason of our 51% interest in Erye.

We are also engaged in other initiatives to expand our operations into China including with respect to technology licensing, establishment of stem cell processing and storage capabilities and research and clinical development. In June 2009 we established NeoStem (China) as our wholly foreign-owned subsidiary. To comply with PRC’s foreign investment regulations regarding stem cell research and development, clinical trials and related activities, we conduct our current stem cell business in the PRC through two domestic variable interest entities. We have incurred and expect to continue to incur substantial expenses in connection with our China activities..  In order to implement the establishment of the Beijing Facility, as of December 31, 2009, our Company, our WFOE  subsidiary NeoStem (China), and PCT entered into the PCT Agreement, whereby NeoStem and NeoStem (China) engaged PCT to perform the services necessary (1) to construct the Beijing Facility, consisting of a clean room for adult stem cell clinical trial processing and other stem cell collections which will have the processing capacity on an annual basis sufficient for at least 10,000 samples, research and development laboratory space, collection and stem cell storage area and offices, together with the furnishings and equipment, and (2) to effect the installation of quality control systems consisting of materials management, equipment maintenance and calibration, environmental monitoring and compliance and adult stem cell processing and preservation which comply with cGMP standards and regulatory standards that would be applicable in the United States under GTP standards, as well as all regulatory requirements applicable to the program under the laws of the PRC.  The aggregate cost of the program, including the Phase 1 equipment purchases, is expected to be approximately $3,000,000. The project commenced on April 1, 2010, and is anticipated to take approximately seven months to complete. We have the option to terminate the PCT Agreement without cause upon providing no less than 60 days written notice to PCT, subject to our obligation to pay for any services performed up to the date of termination and certain costs and expenses incurred by PCT.

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

We believe that we will need to raise additional capital to fund the development of advanced stem cell technologies and therapies in the U.S. and China, including the VSEL TM technology licensed from the University of Louisville and other regenerative technologies. In the U.S., we currently intend to fund our operating activities through additional financings, including potentially additional warrant and option exercises, the 6% of net profits to which we are entitled from Erye, and, ultimately, the growth of our revenue generating activities in China. In addition, we will continue to seek grants for scientific and clinical studies from the National Institutes of Health and other governmental agencies, but there can be no assurance that we will be successful in obtaining such grants. At March 31, 2010, we had a cash balance of $11.4 million.  The trading volume of our common stock, coupled with our history of operating losses and liquidity problems, may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of small cap biopharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. As demonstrated over the last year, during times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital on acceptable terms could materially and adversely affect our business operations and ability to continue as a going concern.

The following table reflects a summary of NeoStem’s contractual cash obligations as of March 31, 2010:

	Total	Less than 1 Year	1- 3 Years	3-5 Years	More than 5 Years
Employement Agreements	$4,130,021	$2,184,583	$1,945,438	$-	$-
Facility Leases	2,325,409	901,325	1,424,084	-	-
License Fees	180,000	30,000	90,000	60,000	-
Consulting Agreements	1,441,283	967,533	473,750	-	-
Design & Construction of Laboratory	2,714,100	2,714,100	-	-	-
Director Fees	270,000	270,000	-	-	-
	$11,060,813	$7,067,451	$3,933,272	$60,000	$-

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

As of the end of the Company's quarter ended March 31, 2010 covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that due to the material weaknesses discussed below the Company's disclosure controls and procedures were not effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

China Biopharmaceuticals, Inc. (“CBH”), which was acquired by the Company on October 30, 2009, previously identified the material weaknesses identified below.  Because the acquisition was completed in the fourth quarter of 2009, the Company has not had sufficient time to remediate the material weaknesses previously identified by CBH.

As a result of the Merger with CBH, the Company acquired cash and CBH’s 51% ownership interest in Suzhou Erye Pharmaceuticals Company Ltd. (“Erye”), a Sino-foreign joint venture with limited liability organized under the laws of the People’s Republic of China.  Erye represents 98% of the consolidated revenue of 11,565,118 reported for the year ended December 31, 2009 and offset the Company’s net loss, attributable to common shareholders, of $30,884,506 with net income of 2,386,541 for the year ended December 31, 2009 (Note, Erye’s net income were only for the two months following the acquisition).

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

As of March 31, 2010, the Company was unable to conclude that the above material weaknesses previously reported by CBH had been fully remediated.

Since the acquisition of CBH in the fourth quarter of 2009, the Company is in the process of implementing the following remediation plans.

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

The Company does not believe its size warrants an internal audit staff. The Company intends to use the services of another public accounting firm as an internal accounting staff in 2010 to review and assess key risk areas such as revenue recognition, purchase approvals, inter-company transactions, cash receipt and cash disbursement authorizations, inventory safeguard and proper accumulation for cost of products as well as complex, non-routine transactions and will participate in the closing processes.

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

(b) Changes in Internal Control over Financial Reporting

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

NEOSTEM, INC.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material changes to the disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 1A. RISK FACTORS

We are a company with a limited operating history and have incurred substantial losses and negative cash flow from operations in the past, and we expect to continue to incur losses and negative cash flow for the near term.

We are a company with a limited operating history, limited capital, and limited sources of revenue. Since our inception in 1980, we have incurred net losses of approximately $76.4 million through March 31, 2010.  We incurred net losses of approximately $4.6 million for the three month period ended March 31, 2010, approximately $25.3 million for the year ended December 31, 2009 and approximately $9.2 million for the year ended December 31, 2008, and we expect to incur additional operating losses and negative cash flow in the future. The revenues from our adult stem cell collection, processing and storage business are not sufficient to cover costs attributable to that business. We expect to incur losses and negative cash flow for the foreseeable future as a result of our activities under license and sponsored research agreements relating to our VSELTM technology and other research and development efforts to advance stem cell and other therapeutics, both in the U.S. and China.  We also expect to continue to incur significant expenses related to sales, marketing, general and administrative and product research and development in connection with the development of our business.

Although Erye, a Chinese pharmaceutical company in which we recently acquired a 51% interest, had revenue of $15.8 million for the three months ended March 31, 2010 and $11.4 million in revenue for the year ended December 31, 2009 (this reflects Erye’s operations for the two months ended December 31, 2009 since the merger was effective October 30, 2009), it has only a limited history of earnings. Moreover, Erye is expected to incur significant expenses in the near term due to: (1) costs related to stabilizing and streamlining its operations; (2) costs related to the relocation of its production operations to a new facility currently under construction; (3) research and development costs related to new drug projects; and (4) costs related to expanding its existing sales network for new drug distribution. Pursuant to the current joint venture agreement that governs the ownership and management of Erye, or the Joint Venture Agreement, which is subject to PRC government approval, for the next three years (i) 49% of undistributed profits, after tax, will be distributed to Suzhou Erye Economy and Trading co. Ltd., or EET, which owns the remaining 49% of Erye, and loaned back to Erye for use in connection with its construction of the new Erye facility; (ii) 45% of the net profit after tax will be provided to Erye as part of the new facility construction fund, which will be characterized as paid-in capital for our 51% interest in Erye; and (iii) only 6% of the net profit will be distributed to us directly for our operating expenses.  As a result, we will not be able to supplement our cash flow fully from the operations and income expected to be generated by Erye.

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

At March 31, 2010, we had a cash balance of $11.4 million.  The trading volume of our common stock, coupled with our history of operating losses and liquidity problems, may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of small cap biopharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. As demonstrated over the last year, during times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital on acceptable terms could materially and adversely affect our business operations and ability to continue as a going concern.

We have a significant number of securities convertible into, or allowing the purchase of our common stock. Investors could be subject to increased dilution. Also, the issuance of additional shares as a result of such conversion or purchase, or their subsequent sale, could adversely affect the price of our common stock.

Investors in our company will be subject to increased dilution upon conversion of our preferred stock and upon the exercise of outstanding stock options and warrants.  There were 53,034,089 shares of our common stock outstanding as of May 17, 2010.  As of that date, preferred stock outstanding could be converted into 10,000 shares of our common stock and stock options and warrants outstanding that are exercisable represented an additional 27,978,185 shares of our common stock that could be issued (for which cash would need to be remitted to us for exercise) in the future.  Most of the outstanding shares of our common stock, as well as the vast majority of the shares of our common stock that may be issued under our outstanding options and warrants, are not restricted from trading or have the contractual right to be registered.

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

As of May 17, 2010, our executive officers, directors, and 5%-or-more stockholders collectively beneficially owned 44,413,482 shares of our common stock.  These beneficial holdings represent 67.9% of our common stock on a fully-diluted basis. As a result, such persons may have the ability to exercise enhanced control over the approval process for actions that require stockholder approval, including: the election of our directors and the approval of mergers, sales of assets or other significant corporate transactions or other matters submitted for stockholder approval. Because of the beneficial ownership position of these persons and entities, other stockholders may have less influence over matters submitted for stockholder approval. Furthermore, at certain times the interests of our substantial stockholders may conflict with the interests of our other stockholders.

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

Eric H.C. Wei, a member of our Board of Directors, is also the Managing Partner of RimAsia Capital Partners, L.P., or RimAsia. RimAsia, a substantial stockholder of our company, beneficially owns 46.3% of our common stock as of May 17, 2010. Shi Mingsheng (who became a director of our company in March 2010) and Madam Zhang Jian (the General Manager of Erye), together with certain other persons, have shared voting and dispositive power over the shares of our common stock held by Fullbright Finance Limited, or Fullbright. Fullbright is a substantial stockholder of our company, beneficially owning 8.6% of our common stock as of May 17, 2010. These relationships create, or, at a minimum, appear to create potential conflicts of interest when members of our company’s senior management are faced with decisions that could have different implications for our company and the other entities with which our directors or officers are associated.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 15, 2010, RimAsia exercised its warrant to purchase 1,000,000 shares of the Company’s common stock, par value $0.001 per share, exercisable at a per share exercise price of $1.75, which was issued to RimAsia in a private placement completed by the Company in September 2008 resulting in proceeds to the Company totaling $1,750,000.

The offer and sale of the securities described above were made in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act, for transactions by an issuer not involving a public offering.  The offer and sale of such securities were made without general solicitation or advertising to an “accredited investor,” as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a)            Exhibits
Exhibit	Description	Reference

1(a)	Underwriting Agreement, dated as of February 11, 2010, between NeoStem, Inc. and Roth Capital Partners, LLC (1)	1.1

4(a)	Amended and Restated Warrant, dated March 15, 2010, issued to RimAsia Capital Partners, L.P. (2)	4.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	31.1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	31.2

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	32.1

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	32.2

(1)
Filed with the Securities and Exchange Commission on February 12, 2010 as an exhibit, numbered as indicated above, to our Current Report on Form 8-K dated February 11, 2010, which exhibit is incorporated here by reference.

(2)
Filed with the Securities and Exchange Commission on March 18, 2010 as an exhibit, numbered as indicated above, to our Current Report on Form 8-K dated March 15, 2010, which exhibit is incorporated here by reference.

   * Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOSTEM, INC. (Registrant)

By:	/s/ Robin Smith M.D.
Robin Smith M.D., Chief Executive Officer

Date: May 17, 2010

By:	/s/ Larry A. May
Larry A. May, Chief Financial Officer

Date: May 17, 2010

By:	/s/ Christopher C. Duignan
Christopher C. Duignan, Chief Accounting Officer

Date: May 17, 2010