Form 10-Q
period 2010-06-30
NeoStem, Inc.
filed 2010-08-16
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2010

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
Yes  ☐     No  ☒
57,001,543 SHARES, $.001 PAR VALUE, AS OF August 16, 2010

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$10,958,776	$7,159,369
Short term investment	293,971	287,333
Restricted cash	4,096,265	4,714,610
Account receivable trade, less allowance for doubtful accounts	6,013,818	5,725,241
of $303,269 and $273,600, respectively
Inventories	16,381,569	12,979,008
Prepaids and other current assets	1,015,426	933,657
Total current assets	38,759,825	31,799,218

Property, plant and equipment, net	30,192,149	21,271,405
Land use rights, net	4,659,014	4,698,567
Goodwill	34,425,728	34,425,728
Intangible assets, net
Lease rights	460,462	633,136
Customer list, net	14,312,808	15,079,567
Other intangible assets, net	719,803	747,288
Total intangible assets, net	15,493,073	16,459,991

Other assets	317,842	238,941
	$123,847,631	$108,893,850

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$9,350,135	$8,263,718
Accrued liabilities	4,993,129	2,965,525
Bank loans	-	2,197,500
Notes payable	10,902,298	9,793,712
Unearned revenues	1,432,527	2,273,105
Total current liabilities	26,678,089	25,493,560

Long-term liabilities
Deferred tax liability	4,319,504	4,440,748
Unearned revenues	203,704	-
Amount due related party	7,855,238	7,234,291

COMMITMENTS AND CONTINGENCIES

Convertible Redeemable Series C Preferred stock;	-	13,720,048
8,177,512 shares designated, liquidation value $12.50 per share;
zero and 8,177,512 shares issued and outstanding at June 30, 2010 and December 31, 2009

EQUITY
Shareholders' Equity
Preferred stock; authorized, 20,000,000 shares	-	-
Series B convertible redeemable preferred stock	100	100
liquidation value, 1 share of common stock, $.01 par value;
825,000 shares designated; issued and outstanding,
10,000 shares at June 30, 2010 and December 31, 2009
Common stock, $.001 par value, authorized 500,000,000 shares	56,675	37,193
issued and outstanding, 56,675,496 at June 30, 2010
and 37,193,491 shares at December 31, 2009
Additional paid-in capital	129,485,735	95,709,491
Accumulated deficit	(81,839,591)	(71,699,191)
Accumulated other comprehensive income/(loss)	99,755	(67,917)
Total shareholders' equity	47,802,674	23,979,676
Noncontrolling interests	36,988,422	34,025,527
Total equity	84,791,096	58,005,203
	$123,847,631	$108,893,850

See accompanying notes to consolidated financial statements

NEOSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Statement of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$19,407,523	$31,600	$35,240,702	$76,738
Cost of revenues	12,911,800	15,750	23,763,418	39,300
Gross profit	6,495,723	15,850	11,477,284	37,438

Selling, general, and administrative	7,865,477	4,199,903	14,154,965	5,823,812
Research and development	2,133,172	515,264	3,433,542	769,892
Operating loss	(3,502,926)	(4,699,317)	(6,111,223)	(6,556,266)

Other income (expense):
Other income/(expense), net	149,571	12,389	(14,502)	12,694
Interest expense	(6,198)	(4,437)	(14,717)	(15,036)
	143,373	7,952	(29,219)	(2,342)

Loss from operations before provision for income taxes and noncontrolling interests	(3,359,553)	(4,691,365)	(6,140,442)	(6,558,608)
Provision for income taxes	402,259	-	905,203	-
Net loss	(3,761,812)	(4,691,365)	(7,045,645)	(6,558,608)

Less - income from operations attributable to noncontrolling interests	1,611,501	-	2,940,154	-
Net loss attributable to controlling interests	(5,373,313)	(4,691,365)	(9,985,799)	(6,558,608)

Preferred dividends	53,771	251,727	153,469	251,727
Net loss attributable to common shareholders	$(5,427,084)	$(4,943,092)	$(10,139,268)	$(6,810,335)

Basic and diluted loss per share	$(0.11)	$(0.62)	$(0.23)	$(0.86)

Weighted average common shares outstanding	48,771,930	7,970,469	44,419,456	7,887,318

See accompanying notes to consolidated financial statements

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
Cash flows from operating activities:	2010	2009
Net loss	$(7,045,645)	$(6,558,608)

Adjustments to reconcile net loss to net cash used in
operating activities:
Common stock, stock options and warrants issued
as payment for compensation and services rendered	4,339,693	1,758,574
Depreciation and amortization of intangible assets and prepaid land use rights	1,465,220	60,009
Loss on short term investments	34,717	-
Bad debt expense	28,176	-
Deferred tax liability	(121,244)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(78,895)	(153,794)
Accounts receivable	(286,184)	(31,816)
Inventories	(3,331,720)	-
Unearned revenues	(647,749)	112,557
Other assets	(78,900)	-
Accounts payable and accrued expenses	2,258,073	(408,122)
Net cash used in operating activities	(3,464,458)	(5,221,200)
Cash flows from investing activities:
Restricted cash released as collateral for bank loan	639,944	-
Purchase of short term investments	(2,430,388)	-
Proceeds from the sale of short term investments	2,390,602	-
Acquisition of property and equipment	(8,634,298)	(80,947)
Net cash used in investing activities	(8,034,140)	(80,947)
Cash flows from financing activities:
Net proceeds from the exercise of warrants	2,493,750	-
Net proceeds from the exercise of options	140,100	-
Net proceeds from issuance of capital stock	13,565,504	-
Net proceeds from issuance of convertible redeemable preferred stock and warrants	-	15,669,220
Amounts due from a related party	375,135	(375,000)
Payment of dividends	(222,922)	-
Repayment of bank loan	(2,209,500)	-
Repayment of notes payable	(9,988,213)	(1,245,955)
Proceeds from notes payable	11,046,833	1,284,753
Repayment of capitalized lease obligations	-	(12,126)
Net cash provided by financing activities	15,200,687	15,320,892

Effect of exchange rates/changes on cash and cash equivalents	97,318	-
Net increase in cash and cash equivalents	3,799,407	10,018,745
Cash and cash equivalents at beginning of year	7,159,369	430,786
Cash and cash equivalents at end of year	$10,958,776	$10,449,531

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$207,500	$15,036
Income Taxes	999,800	-
Supplemental Schedule of non-cash investing activities
Acquisition of property and equipment	$418,000	-
Capitalized interest	205,345	-
Supplemental Schedule of non-cash financing activities
Financing costs for capital stock raises	463,400	-
Conversion of Convertible Redeemable Series C Preferred stock	13,720,048	-

See accompanying notes to consolidated financial statements

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

In 2009, through the Company’s expansion efforts within China and with the acquisition of a controlling interest in Suzhou Erye Pharmaceuticals Company Ltd. (“Erye”), the Company transitioned into a multi-dimensional international biopharmaceutical company with product and service revenues, global research and development capabilities and operations in three distinct business units: (i) U.S. adult stem cells, (ii) China adult stem cells, and (iii) China pharmaceuticals, primarily antibiotics. These business units are expected to provide platforms for the accelerated development and commercialization of innovative technologies and products in both the U.S. and China.

In the U.S., the Company is a leading provider of adult stem cell collection, processing and storage services enabling healthy individuals to donate and store their stem cells for personal therapeutic use. Similar to the banking of cord blood, pre-donating cells at a younger age helps to ensure a supply of one’s own stem cells should they be needed for future medical treatment. The Company’s current network of U.S. adult stem cell collection centers is focused primarily on the Southern California and Northeast markets. During 2010, the Company has begun to enter into new agreements for collection centers with the goal of expanding its coverage to ten centers by the end of 2010. Each collection center agreement is effectively a license that grants a physician practice the right to participate in the Company’s stem cell collection network and access to its stem cell banking technology, which includes its know-how, trade secrets, copy rights and other intellectual property rights owned by the Company and utilized in connection with the delivery of stem cell collection services.  The Company’s stem cell banking technology is proprietary and the subject of pending patent applications.  The terms of NeoStem’s collection center agreements are substantially similar. NeoStem grants to each physician practice serving as a collection center a non-exclusive license to use its trademarks and intellectual property but otherwise retains all rights thereto, and each collection center is bound by confidentiality obligations to NeoStem and non-competition provisions. NeoStem provides adult stem cell processing and storage services, as well as expertise and certain business, management and administrative services of a non-clinical nature in support of each physician practice serving as a collection center. In each case, the physician practice agrees that NeoStem will be its exclusive provider of adult stem cell processing and storage, management and other specified services. The agreements also make clear that since NeoStem is not licensed to practice medicine, NeoStem cannot and does not participate in clinical care or clinical decision making, both of which are exclusively the responsibility of the collection center (i.e., the responsibility of the physician or the medical practice).  The agreements provide for the payment to NeoStem by the collection center of specified fees that typically include upfront licensing fees and license maintenance fees.  As part of the licensing program, NeoStem also provides marketing and administrative support services. NeoStem does not have any equity or other ownership interest in any of the physician medical practices that serve as collection centers.  Each of the agreements is for a multi-year period, depending on the particular center, and typically has an automatic renewal provision for consecutive one year periods at the end of the initial term that also permits either party to terminate prior to renewal. The agreements may also relate to a territory from which patients seek collection services. The agreements contain insurance obligations and indemnification provisions, limitations on liability, non-compete provisions and other standard provisions. Generally, the agreements may be terminated by either party with prior written notice in the event of an uncured material breach by the other party and may be terminated by either party in the event of the other party’s bankruptcy, insolvency, receivership or other similar circumstances, or, depending on the agreement, certain other specified occurrences.

In 2009, the Company began several China-based, adult stem cell initiatives including: (i) creating a separate China-based stem cell collection and banking operation, (ii) constructing a stem cell research and development laboratory and processing facility in Beijing, (iii) establishing relationships with hospitals to provide stem cell-based therapies, and (iv) obtaining product licenses covering several adult stem cell therapeutics focused on regenerative medicine. In 2010, the Company, through an exclusive collaborator, began offering stem cell banking services and certain stem cell therapies to patients in Taiwan.

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

The results of operations for Erye are included in our consolidated results of operations beginning on October 30, 2009.  The results of operations for periods prior to October 30, 2009 reflect NeoStem as a stand-alone entity.

Note 2 – Summary of Significant Accounting Policies
Principles of Consolidation: The consolidated financial statements include the accounts of NeoStem, Inc. (a Delaware corporation) and its wholly owned and partially owned subsidiaries and affiliates as listed below:

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

* Because certain regulations in the People’s Republic of China (“PRC”) currently restrict or prohibit foreign entities from holding certain licenses and controlling certain businesses in China, the Company created a wholly foreign-owned entity, or WFOE, NeoStem (China), to implement its expansion initiatives in China. To comply with China’s foreign investment regulations with respect to stem cell-related activities, these business initiatives in China are conducted via two Chinese domestic entities, Qingdao Niao Bio-Technology Ltd., or Qingdao Niao, and Beijing Ruijieao Bio-Technology Ltd., or Beijing Ruijieao, that are controlled by the WFOE through various contractual arrangements and under the principles of consolidation the Company consolidates 100% of their operations.

Basis of Presentation: The consolidated balance sheet as of June 30, 2010, the consolidated statements of operations for the three amd six months ended June 30, 2010 and 2009, and the consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 and related disclosures contained in the accompanying notes are unaudited. The consolidated balance sheet as of December 31, 2009 is derived from the audited consolidated financial statements included in the annual report filed on Form 10-K with the U.S. Securities and Exchange Commission (the “SEC”) as adjusted – see Note 4. The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States of America for interim financial information and in accordance with the instructions of the SEC on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated balance sheet as of June 30, 2010 and the results of operations and cash flows for the periods ended June 30, 2010 and 2009 have been made. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or for any other period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.  In particular, the Company reclassified short term investments at December 31, 2009 of $287,333 from Prepaid and other current assets to Short term investments.

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

Concentration of Risks: For the three and six months ended June 30, 2010, two major suppliers provided approximately 23% of Erye’s purchases of raw materials with each supplier individually accounting for  13% and 10%, respectively. As of June 30, 2010, the total accounts payable to the two major suppliers was 24% of the total accounts payable.

Foreign Exchange Risk:  Since 2005, the PRC government has followed a policy of establishing the value of the Renminbi on a basket of certain foreign currencies and as a result the value of the Renminbi has fluctuated within a narrow and managed band. However, the Chinese government has come under increasing U.S. and international pressure to revalue the Renminbi or to permit it to trade in a wider band, which many observers believe would lead to substantial appreciation of the Renminbi against the U.S. dollar and other major currencies. On June 19, 2010, the central bank of China announced that it will gradually modify its monetary policy and make the Renminbi’s exchange rate more flexible and allow the Renminbi to appreciate in value in line with its economic strength.  There can be no assurance that the Renminbi will be stable against the U.S. dollar.

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

Approximately 70% of Erye’s sales are derived from products that use penicillin or cephalosporin as the key active ingredient. These products are manufactured on 2 of the 8 production lines in Erye’s manufacturing facility. Any issues or incidents that might disrupt the manufacturing of products requiring penicillin or cephalosporin could have a material impact on the operating results of Erye.

Restricted Cash:     Restricted cash represents cash required to be deposited with banks in China as collateral for the balance of bank notes payable and are subject to withdrawal restrictions according to the agreement with the bank. The required deposit rate is approximately 30-50% of the notes payable balance.

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

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Raw materials	$7,020.6	$6,338.8
Work in process	3,151.7	666.7
Finished goods	6,209.3	5,973.5
Total inventory	$16,381.6	$12,979.0

Property and Equipment: The cost of property and equipment is depreciated over the estimated useful lives of the related assets of 3 to 30 years. The cost of computer software programs are amortized over their estimated useful lives of five years. Depreciation is computed on the straight-line method. Repairs and maintenance expenditures that do not extend original asset lives are charged to expense as incurred.

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Building and Improvements	$1,620.3	$-
Machinery and Equipment	7,964.2	3,289.3
Lab Equipment	1,049.3	704.2
Furniture and Fixtures	322.2	273.2
Vehicles	264.0	75.3
Software	92.5	81.7
Leasehold Improvements	63.4	58.4
Construction in Progress	19,583.3	17,075.1
	30,959.2	21,557.2
Accumulated Depreciation	(767.1)	(285.8)
Total fixed assets	$30,192.1	$21,271.4

The Company’s results included depreciation expense of approximately $217,500 and $21,041 for the three months ended June 30, 2010 and 2009, respectively, and $476,900 and $41,799 for the six months ended June 30, 2010 and 2009, respectively.

Construction-In-Progress:   Construction-in-progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. Interest incurred during the period of construction, if material, is capitalized. Construction-in-progress is not depreciated until the assets are completed and placed into service.

Erye is constructing a new factory and is in the process of relocating to the new facility as the project is completed. Construction in progress is related to this production facility and is being built in accordance with the PRC’s Good Manufacturing Practices (“GMP”) Standard. The Company expects that the construction will be completed in 2011, however, certain elements of the project have been completed and put into service in 2010.  The estimated additional cost to complete construction will be approximately $6 million.  No depreciation is provided for construction-in-progress until such time the assets are completed and placed into service.

As of June 30, 2010 and December 31, 2009, the Company had construction-in-progress which amounted to $19,583,294 and $17,075,057, respectively. As of June 30, 2010 and December 31, 2009, the Company had capitalized interest as part of construction-in-progress which amounted to $765,200 and $526,900, respectively.

Income Taxes: The Company recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an enterprise’s financial statement or tax returns. The Company continues to evaluate the accounting for uncertainty in tax positions.  The guidance requires companies to recognize in their financial statements the impact of a tax position if the position is more likely than not of being sustained on audit. The position ascertained inherently requires judgment and estimates by management.  For the three and six months ended June 30, 2010 and 2009, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary.  The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

Comprehensive Income (Loss): The accumulated other comprehensive income/(loss) balance at June 30, 2010 and December 31, 2009 in the amount of $99,755 and $(67,917), respectively, is comprised entirely of cumulative losses resulting from foreign currency translation.  Comprehensive loss for the three and six months ended June 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(3,761.8)	$(4,691.4)	$(7,045.6)	$(6,558.6)
Other comprehensive income (loss)
Foreign currency translation	154.5	-	167.7	-
Total other comprehensive income	154.5	-	167.7	-
Comprehensive loss	(3,607.3)	(4,691.4)	(6,877.9)	(6,558.6)
Comprehensive income attributable to the non-controlling interest	1,687.2	-	3,022.3	-
Comprehensive loss attributable to NeoStem	$(5,294.5)	$(4,691.4)	$(9,900.2)	$(6,558.6)

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

Intangible Asset - patent rights: Accounting standards require purchased intangible assets other than goodwill to be amortized over their useful lives unless those lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Definite-lived intangible assets, which consist of patents and rights associated primarily with the VSEL™ Technology which constitutes the principal assets acquired in the acquisition of Stem Cell Technologies, Inc., have been assigned a useful life and are amortized on a straight-line basis over a period of nineteen years.

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

Earnings Per Share : Basic (loss)/earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net (loss)/income available to common shareholders by the weighted average shares outstanding during the period. Diluted (loss)/earnings per share, which is calculated by dividing net (loss)/income available to common shareholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented as such potentially dilutive securities are anti-dilutive in all periods presented. For the three and six months ended June 30, 2010 and 2009, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of earnings per share.  At June 30, 2010 and 2009, the Company excluded the following potentially dilutive securites:

	June 30, 2010	June 30, 2009
Stock Options	11,842,214	2,565,800
Warrants	18,027,028	18,262,204
Series D Convertible Redeemable Preferred Stock	-	12,932,510

Revenue Recognition:  The Company recognizes revenue from pharmaceutical and pharmaceutical intermediary products sales when title has passed, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable, and the collection of the related receivable is probable which is generally at the time of delivery.  The Company initiated the collection and banking of autologous adult stem cells in the fourth quarter of 2006. The Company recognizes revenue related to the collection and cryopreservation of autologous adult stem cells when the cryopreservation process is completed which is generally twenty four hours after cells have been collected. Revenue related to advance payments of storage fees is recognized ratably over the period covered by the advanced payments. The Company earns revenue, in the form of license fees, from physicians seeking to establish autologous adult stem cell collection centers. These license fees are typically billed upon signing of the collection center agreement and qualification of the physician by the Company’s credentialing committee and at various times during the term of license agreement based on the terms of the specific agreement. During the quarter ended June 30, 2009, the Company modified its revenue recognition policy relative to these license fees to recognize such fees as revenues ratably over the appropriate period of time to which the revenue element relates. Previously these license fees were recognized in full when agreements were signed and the physician had been qualified by the Company’s credentialing committee. This modification in revenue recognition policy did not have a material impact on the results of operations. The Company also receives licensing fees from a licensee for use of its technology and knowledge to operate an adult stem cell banking operation in China, which licensing fees are recognized as revenues ratably over the appropriate period of time to which the revenue element relates. In addition, the Company earns royalties for the use of its name and scientific information in connection with its License and Referral Agreement with Promethean Corporation (see “Related Party Transactions” below), which royalties are recognized as revenue when they are received.

Revenues for the three and six months ended  June 30, 2010 and 2009 were comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Prescription Drugs and intermediary pharmaceutical products	$19,351.3	$-	$35,122.5	$-
Stem cell revenues	21.7	14.0	66.4	58.6
Other revenues	34.5	17.6	51.8	18.1

	$19,407.5	$31.6	$35,240.7	$76.7

Fair Value Measurements:   Fair value of financial assets and liabilities that are being measured and reported are defined as the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market at the measurement date (exit price).  The Company is required to classify fair value measurements in one of the following categories:

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

The Company determined the fair value of funds invested in short term investments, which are considered trading securities, to be level 1 inputs measured by quoted prices of the securities in active markets. The Company determined the fair value of funds invested in money market funds to be level 2 inputs, which does not entail material subjectivity because the methodology employed does not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010, and December 31, 2009 (in thousands):

	June 30, 2010
	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Money Market Funds	-	$1.2	-

Short term investments	$294.0	-	-

	December 31, 2009
	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Money Market Funds	-	$1,031.0	-

Short term investments	$287.3	-	-

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and notes payable.

Foreign Currency Translation:   As the Company’s Chinese pharmaceutical business is a self-contained and integrated entity, and the Company’s Chinese stem cell business’ future cash flow is expected to be sufficient to service its additional financing requirements, the Chinese subsidiaries’ functional currency is the Renminbi (“RMB”), and the Company’s reporting currency is the US dollar.  Results of foreign operations are translated at the average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of each reporting period. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China.

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) and amounted to $99,755 and $(67,917) as of June 30, 2010 and December 31, 2009, respectively. Assets and liabilities at June 30, 2010 were translated at 6.809 RMB to 1 US dollar and at December 31, 2009 assets and liabilities were translated at 6.835 RMB to 1 US dollar. The average translation rates applied to income statement accounts and the statement of cash flows for the three and six months ended June 30, 2010 were 6.833 and 6.835 RMB to 1 US dollar, respectively.  Since the CBH acquisition closed in October 2009 and significant China-based stem cell operations began after June 30, 2009, there was no translation required for the income statement accounts and the statement of cash flows for the three and six months ended June 30, 2009.

Research and Development Costs:     Research and development (“R&D”) expenses include salaries, benefits, and other headcount related costs, clinical trial and related clinical manufacturing costs, contract and other outside service fees including sponsored research agreements, and facilities and overhead costs. The Company expenses the costs associated with research and development activities when incurred.

Shipping and Handling Costs:   Shipping and handling costs are included in selling, general and administrative expense and were $121,103 and $269,395 for the three and six months ended June 30, 2010, respectively, and $0 for the three and six months ended June 30, 2009, respectively.

Statutory Reserves: Pursuant to laws applicable to entities incorporated in the PRC, the PRC subsidiaries are prohibited from distributing their statutory capital and are required to appropriate from PRC GAAP profit after tax to other non-distributable reserve funds. These reserve funds include one or more of the following: (i) a general reserve, (ii) an enterprise expansion fund and (iii) a staff bonus and welfare fund. Subject to certain cumulative limits (i.e., 50% of the registered capital of the relevant company), the general reserve fund requires annual appropriation at 10% of after tax profit (as determined under accounting principles generally accepted in the PRC at each year-end); the appropriation to the other funds are at the discretion of the subsidiaries.

The general reserve is used to offset extraordinary losses. Subject to approval by the relevant authorities, a subsidiary may, upon a resolution passed by the shareholders, convert the general reserve into registered capital provided that the remaining general reserve after the conversion shall be at least 25% of the registered capital of the subsidiary before the capital increase as a result of the conversion. The staff welfare and bonus reserve is used for the collective welfare of the employees of the subsidiary. The enterprise expansion reserve is for the expansion of the subsidiary’s operations and can also be converted to registered capital upon a resolution passed by the shareholders subject to approval by the relevant authorities. These reserves represent appropriations of the retained earnings determined in accordance with Chinese law, and are not distributable as cash dividends to the parent company, NeoStem.  Statutory reserves are $1,180,990 and $1,126,300 as of June 30, 2010 and December 31, 2009, respectively.

Relevant PRC statutory laws and regulations permit payment of dividends by the Company’s PRC subsidiaries only out of their accumulated earnings, if any, as determined in accordance with PRC accounting standards and regulations. As a result of these PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets either in the form of dividends, loans or advances.  The restricted amount was $214,300 at June 30, 2010.

Note 3 – Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (the “FASB’) issued an amendment to the accounting and disclosure requirements for transfers of financial assets, which was effective January 1, 2010. The amendment eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets.  The adoption of this standard did not have a material impact on the consolidated financial statements.

In June 2009, the FASB amended the existing accounting and disclosure guidance for the consolidation of variable interest entities, which was effective January 1, 2010. The amended guidance requires enhanced disclosures intended to provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  The adoption of this standard did not have a material impact on the consolidated financial statements.

In October 2009, the FASB issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company will not early adopt this ASU.

In January 2010, the FASB amended the existing disclosure guidance on fair value measurements, which was effective January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective January 1, 2011. Among other things, the updated guidance requires additional disclosure for the amounts of significant transfers in and out of Level 1 and Level 2 measurements and requires certain Level 3 disclosures on a gross basis. Additionally, the updates amend existing guidance to require a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. Since the amended guidance requires only additional disclosures, the adoption of the provisions effective January 1, 2010 did not, and for the provisions effective in 2011 will not, impact the Company’s financial position or results of operations.

In March 2010, the FASB ratified the EITF final consensus on Issue No. 08-9, “Milestone Method of Revenue Recognition.” The guidance in this consensus allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of this consensus is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The consensus is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010. Early application and retrospective application are permitted. The Company will not early adopt this EITF.  The Company is evaluating the effect this standard will have upon adoption.

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-13 “Compensation – Stock Compensation”, which addresses the accounting for stock options when denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity security trades. A share based payment award with an exercise price denominated in the currency of market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a condition that is not a market, performance, or service condition. Therefore such an award shall not be classified as a liability if it otherwise qualifies for equity classification. This standard is effective in fiscal years beginning on or after December 15, 2010.  The Company is evaluating the effect this standard will have upon adoption.

Note 4 – Acquisitions
On October 30, 2009, NeoStem consummated the Merger pursuant to which CBH was merged with and into Merger Sub, a wholly-owned subsidiary of NeoStem, with Merger Sub as the surviving entity in accordance with the terms of the Agreement and Plan of Merger, dated November 2, 2008, as amended (“Merger Agreement”) by and between NeoStem, Merger Sub, CBH and China Biopharmaceuticals Corp., a wholly-owned subsidiary of CBH (“CBC”).  As a result of the Merger, NeoStem acquired CBH’s 51% ownership interest in Erye, a Sino-foreign joint venture with limited liability organized under the laws of the People’s Republic of China.  Erye specializes in the production and sales of pharmaceutical products, as well as chemicals used in pharmaceutical products.  Erye, which was founded more than 50 years ago, currently manufactures and has received more than 160 production certifications from the SFDA covering both antibiotic prescription drugs and active pharmaceutical intermediaries.   Suzhou Erye Economy and Trading Co. Ltd. (“EET”) owns the remaining 49% ownership interest in Erye.  The Company and EET have negotiated a revised joint venture agreement, which has been approved in principle by the PRC governmental authorities.

Pursuant to the terms of the Merger Agreement, NeoStem issued an aggregate of 13,750,167 shares of its common stock, with a fair value of $20,762,800, and 8,177,512 shares of Series C Convertible Preferred Stock, with a fair value of $13,720,000, in exchange for outstanding CBH securities.  In addition, the Company issued Class E warrants to purchase 1,603,191 shares of NeoStem Common Stock, with a fair value of $590,800, to replace warrants issued by CBH.

The fair value of the identifiable net assets acquired in the Merger was $34,904,200. The fair value of the equity issued as consideration by NeoStem was $35,073,600 and the fair value of the noncontrolling interests of Erye was $33,698,200. The goodwill that has been created by this acquisition is reflective of the values and opportunities of expanded access to healthcare in the People’s Republic of China, the designation of certain antibiotics as essential medicines in China, and that a majority of Erye’s antibiotics are on the central or provincial governments’ drug formularies. Due to the structure of the transaction, none of the goodwill is expected to be tax deductible.

The summary of assets acquired and liabilities assumed on October 30, 2009 is as follows (in thousands):

Cash & Restricted Cash	$4,451.2
Accounts Receivable	6,199.5
Inventories	12,469.0
Other Current Asset	2,925.2
Property, Plant & Equipment	18,922.6
Intangibles and land use rights	20,905.9
Goodwill	33,867.6

Accounts Payable	$6,256.8
Other Liabilities	2,895.3
Deferred Tax Liability	4,720.8
Notes Payable	9,618.1
Amounts due Related Party	7,478.1

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

A preliminary allocation of the consideration transferred to the net assets of CBH was made as of the Merger date.  During the six months ended June 30, 2010, the Company continued to review its preliminary allocation of the purchase price associated with the Merger and made the following retrospective adjustments as of the Merger date:

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

The Company evaluated the materiality of these errors from both a qualitative and quantitative perspective and concluded that these errors were immaterial to the consolidated financial statements taken as a whole for the fiscal year ended December 31, 2009.  The effect of these immaterial errors and related retrospective adjustments at December 31, 2009 and for the year then ended are summarized as follows (in thousands, except share and per share amounts):

	As Previously Reported	Adjustment	As Adjusted
Consolidated Balance Sheet
Assets:
Current Assets	$31,799.2	$-	$31,799.2
Property, plant and equipment, net	21,299.4	(28.0)	21,271.4
Intangible Assets
Goodwill	29,862.1	4,563.6	34,425.7
Land use rights, net	4,698.6	-	4,698.6
Lease rights	633.2	-	633.2
Customer list, net	16,756.1	(1,676.5)	15,079.6
Other intanbilbles	747.3	-	747.3
Other assets	238.9	-	238.9
	$106,034.8	$2,859.1	$108,893.9

Liabilities and Equity
Current liabilities	$25,493.6	$-	$25,493.6
Deferred tax liability	-	4,440.7	4,440.7
Amount due related party	7,234.3	-	7,234.3

Convertible redeemable Series C preferred stock	13,720.0	-	13,720.0

Preferred stock Series B convertible, redeemable	0.1	-	0.1
Common stock	37.2	-	37.2
Additional paid in capital	95,709.5	-	95,709.5
Accumulated deficit	(70,878.8)	(820.3)	(71,699.1)
Accumulated other comprehensive loss	(67.9)	-	(67.9)
Noncontrolling interests	34,786.8	(761.3)	34,025.5
Total equity	59,586.9	(1,581.6)	58,005.3
	$106,034.8	$2,859.1	$108,893.9

Consolidated Statement of Operations	As Previously Reported	Adjustment	As Adjusted
Revenues	$11,565.1	$-	$11,565.1
Cost of revenues	7,587.2	1,917.0	9,504.2
Gross profit	3,977.9	(1,917.0)	2,060.9

Research and development	4,318.8	-	4,318.8
Selling, general and administrative	23,459.6	(28.4)	23,431.2
Operating loss	(23,800.5)	(1,888.6)	(25,689.1)

Other income (expense):
Other income/(expense), net	(1.4)	-	(1.4)
Interest expense	(37.8)	-	(37.8)
	(39.2)	-	(39.2)

Loss from operations before provision for income taxes and non-controlling interests	(23,839.7)	(1,888.6)	(25,728.3)
Provision for income taxes	344.2	(280.0)	64.2
Net loss	(24,183.9)	(1,608.6)	(25,792.5)

Less - Income from operations attributable to non-controlling interests	1,088.6	(788.2)	300.4
Net Loss attributable to controlling Interests	(25,272.5)	(820.4)	(26,092.9)

Preferred dividends	5,612.0	-	5,612.0
Net loss attributable to common shareholders	$(30,884.5)	$(820.4)	$(31,704.9)

Basic and diluted loss per share	$(2.37)		$(2.44)
Weighted average common shares outstanding	13,019,518		13,019,518

Consolidated Statement of Equity	As Previously Reported	Adjustment	As Adjusted
Preferred stock Series B convertible, redeemable	$0.1	$-	$0.1
Common stock	37.2	-	37.2
Additional paid in capital	95,709.5	-	95,709.5
Accumulated deficit	(70,878.8)	(820.3)	(71,699.1)
Accumulated other comprehensive loss	(67.9)	-	(67.9)
Noncontrolling interests	34,786.8	(761.3)	34,025.5
Total equity	$59,586.9	$(1,581.6)	$58,005.3

Consolidated Statement of Cash Flow	As Previously Reported	Adjustment	As Adjusted
Cash flows from operating activities:
Net loss	$(24,183.9)	$(1,608.6)	$(25,792.5)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-	-
Common Stock, stock options and warrants issued
as payment for compensation, services rendered and interest expense	12,324.0	-	12,324.0
Depreciation and amortization	577.0	(28.4)	548.6
Bad debt expense	(90.2)	-	(90.2)
Deferred tax liability	-	(280.0)	(280.0)
Realization of step-up in basis of inventory received at date of acquisition	-	1,917.0	1,917.0
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,796.7	-	1,796.7
Accounts receivable	571.7	-	571.7
Inventory	(2,427.1)	-	(2,427.1)
Other assets	(238.9)	-	(238.9)
Unearned revenues	1,991.8	-	1,991.8
Payments to related party	(243.8)	-	(243.8)
Accounts payable, accrued expenses
and other current liabilities	1,274.7	-	1,274.7

Net cash used in operating activities	(8,648.0)	-	(8,648.0)

Cash received in connection with acquisition of technology	-
Cash associated with Merger	696.5	-	696.5
Acquisition of property and equipment	(2,387.6)	-	(2,387.6)
Net cash used in investing activities	(1,691.1)	-	(1,691.1)

Net proceeds from issuance of Series D Preferred Stock	15,669.2	-	15,669.2
Proceeds from bank loan	2,197.5	-	2,197.5
Restricted cash pledged as collateral for bank loan	(959.9)	-	(959.9)
Proceeds from notes payable	2,918.3	-	2,918.3
Payment of capitalized lease obligations	(14.7)	-	(14.7)
Proceeds from sale of convertible debentures	(2,742.7)	-	(2,742.7)
Net cash provided by financing activities	17,067.7	-	17,067.7
Net increase in cash	6,728.6	-	6,728.6
Cash and cash equivalents at beginning of year	430.8	-	430.8
Cash and cash equivalents at end of year	$7,159.4	$-	$7,159.4

Presented below is the unaudited proforma information as if the acquisition had occurred at the beginning of the three and six months ended June 30, 2009 along with a comparison to the reported results for the three and six ended June 30, 2010 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(As Reported)	(Proforma)	(As Reported)	(Proforma)
Revenues	$19,407.5	$15,420.8	$35,240.7	$28,111.6
Cost of revenues	12,747.9	10,141.5	23,599.5	18,865.0
Gross profit	6,659.6	5,279.3	11,641.2	9,246.6

Research and development	2,133.2	777.5	3,433.5	1,042.6
Selling, general and administrative	8,029.4	5,703.9	14,318.9	9,050.5
Operating loss	(3,503.0)	(1,202.1)	(6,111.2)	(846.5)

Other income/(expense), net	143.4	41.2	(29.2)	(14.7)
Loss from operations before provision for income taxes and noncontrolling interests	(3,359.5)	(1,160.9)	(6,140.4)	(861.2)
Provision for income taxes	402.3	452.6	905.2	862.3
Net loss	(3,761.9)	(1,613.5)	(7,045.6)	(1,723.5)
Less - income from operations attributable to noncontrolling interests	1,611.4	1,508.1	2,940.2	2,428.6
Preferred dividends	53.8	251.7	153.5	251.7
Net loss attributable to common shareholders	$(5,427.1)	$(3,377.3)	$(10,139.3)	$(4,403.8)

Weighted average common shares outstanding	48,771,930	21,840,823	44,419,456	21,923,974
Net loss per share	$(0.11)	$(0.15)	$(0.23)	$(0.20)

The unaudited supplemental pro forma financial information should not be considered indicative of the results that would have occurred if the Merger had been consummated on January 1, 2009, nor are they indicative of future results.

Note 5 – Intangible Asset
At June 30, 2010, the Company’s intangible assets consisted of patent applications and rights associated with the VSEL ™ Technology which constitutes the principal assets acquired in the acquisition of Stem Cells Technologies, Inc., patent rights owned by Erye, a lease right between Erye and EET (the 49% shareholder of Erye) for the use of Erye’s current manufacturing plant in Suzhou and Erye’s customer list.

As of June 30, 2010 and December 31, 2009, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

		June 30, 2010			December 31, 2009
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets obtained in the CBH acquisition
Lease rights	2	$690.7	$(230.2)	$460.5	$690.7	$(57.6)	$633.1
Customer list	10	15,335.1	(1,022.3)	14,312.8	15,335.1	(255.6)	15,079.5
Patents	5	150.3	(11.5)	138.8	150.3	(2.7)	147.6
Intangible assets obtained in the Stem Cell Technologies, Inc. Acquisition		-	-	-	-	-	-
VSEL patent rights	19	669.0	(88.0)	581.0	672.8	(73.1)	599.7
Total Intangible Assets		$16,845.1	$(1,352.0)	$15,493.1	$16,848.9	$(389.0)	$16,459.9

Estimated amortization expense for the five years subsequent to June 30, 2010 is as follows (in thousands):

Years Ending December 31,
2010	$966.0
2011	1,872.8
2012	1,585.1
2013	1,585.1
2014	1,585.1
Thereafter	7,899.0

The remaining weighted-average amortization period as of December 31, 2009 is 8 years.

Note 6– Accrued Liabilities

Accrued liabilities are as follows (in thousands):

	June 30, 2010	December 31, 2009
Income taxes payable	$1,901.3	$1,842.0
Patent infringement	743.6	-
VAT payable	586.5	-
Salaries and related taxes	206.3	531.6
Professional fees	242.3	116.8
Franchise taxes	18.0	139.0
Collection cost	84.9	85.2
Dividends payable	-	69.4
Rent expense	73.7	69.1
Warrant liability	30.6	36.0
Benefits Payable	78.0	-
Security deposits	250.9	-
Freight insurance	76.0	-
Accrued construction costs	418.1	-
Other	282.9	76.4

	$4,993.1	$2,965.5

Note 7 – Notes Payable and Bank Loan
In December 2009, in order to facilitate  working capital requirements in China, NeoStem (China) issued a promissory note to the Bank of Rizhao Qingdao Branch in the amount of 4,400,000 RMB (approximately $645,480). The note bears an interest rate of 4.05%. The note was repaid in the second quarter of 2010. The loan was collateralized by cash in a restricted bank account totaling 5,189,400 RMB (approximately $759,200) and these funds were returned when the note was repaid. In addition, in January 2010 NeoStem (China) entered into a pledge agreement with the bank pledging all of its interest in its Variable Interest Entities (“VIEs”) as additional collateral for the loan.

On May 25, 2010 NeoStem (China) issued a promissory note to the Bank of Rizhao Qingdao Branch in the amount of 3,600,000 RMB (approximately $530,300) due November 25, 2010 and bearing interest at 4.86% per annum.  The loan is collateralized by cash in a restricted bank account totaling 4,074,500 RMB (approximately $600,200). In addition, in May 2010 NeoStem (China) entered into a pledge agreement with the bank pledging all of its interest in its VIEs as additional collateral for the loan.

The Company’s subsidiary Erye has 69,749,400 RMB (approximately $10,274,100) of notes payables as of June 30, 2010. Notes are payables to the banks who issue bank notes to Erye’s creditors. Notes payable are interest free and usually mature after a three to six month period.  In order to issue notes payable on behalf of Erye, the banks required collateral, such as cash deposits which were approximately 30%-50% of notes to be issued, or properties owned by Erye. Restricted cash put up for collateral for the balance of notes payable at June 30, 2010 and December 31, 2009, amounted to 23,743,500 RMB  (approximately $3,496,100) and 26,999,300 RMB (approximately $3,955,400), respectively.  At June 30, 2010 and December 31, 2009 the restricted cash amounted to 33.1% and 40.4% of the notes payable Erye issued, and the remainder of the notes payable is collateralized by pledging the land use right Erye owns, which amounts to approximately $1,907,200 at June 30, 2010 and December 31, 2009, respectively.

The Company has financed certain insurance polices and has notes payable at June 30, 2010 in the amount of $97,900 related to these policies. These notes require monthly payments and mature in less than one year.

In December 2009, Erye obtained a loan of 15,000,000 RMB (approximately $2,209,500) from the Industrial and Commercial Bank with an interest rate of 4.86% and was due in June 2010. In April 2010, this loan was paid in full.

Note 8 – Convertible Redeemable Series C Preferred Stock
On October 30, 2009, pursuant to the terms of the Merger Agreement, the Company issued 8,177,512 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”) to RimAsia Capital Partners, L.P. (“RimAsia”) in exchange for certain outstanding CBH securities.

On May 17, 2010, RimAsia at its option, converted its 8,177,512 shares of Series C Preferred Stock into 9,086,124 shares of the Company's common stock at a conversion rate of 0.90 shares of Series C Preferred Stock for 1.0 share of the Company’s common stock. Following this conversion, there are no shares of Series C Preferred Stock outstanding and RimAsia will not be entitled to receive any dividends on such shares, to receive notices or to vote such shares or to exercise or to enjoy any other powers, preferences or rights in respect thereof; provided however that RimAsia was entitled to receive a cash payment of $153,469 which is equal to the dividends accrued but unpaid through from January 1, 2010 to May 17, 2010. This payment was made on May 25, 2010.

Note 9 – Shareholders’ Equity

Common Stock:

The authorized common stock of the Company is 500 million shares, par value $0.001 per share.

On February 18, 2010, the Company completed a public offering of its common stock, selling 5,750,000 shares priced at $1.35 per share. The Company received approximately $6,821,600 in net proceeds from the offering, after underwriting discounts, commissions and expenses, of approximately $940,000 of which approximately $463,000 was unpaid as of June 30, 2010.

Effective March 15, 2010, RimAsia exercised a warrant to purchase 1,000,000 shares of restricted Common Stock.  This warrant was  issued to RimAsia in a private placement completed by the Company in September 2008.  The exercise price was $1.75 per share, resulting in proceeds to the Company of $1,750,000.  In connection therewith, the Company modified certain terms of RimAsia’s Series D Warrant to purchase 4,000,000 shares of Common Stock.  See Note 9 – Shareholders’ Equity - Warrants.

On May 17, 2010, RimAsia, the holder of 8,177,512 shares of Series C Preferred Stock issued by the Company in connection with the Merger, at its option, converted its 8,177,512 shares of Series C Preferred Stock into 9,086,124 shares of the Company's common stock at a conversion rate of 0.90 shares of Series C Preferred Stock for 1.0 share of the Company’s common stock.

On May 19, 2010, the Company entered into a Common Stock Purchase Agreement with Commerce Court Small Cap Value Fund, Ltd., which provides that, subject to certain terms and conditions, Commerce Court is committed to purchase up to $20,000,000 worth of shares of the Company’s common stock over a term of approximately 24 months.  The Purchase Agreement provides that at the Company’s discretion, it may present Commerce Court with draw down notices under this $20 million equity line of credit arrangement from time to time, to purchase the Company’s Common Stock, provided certain price requirements are met and limited to 2.5% of the Company’s market capitalization at the time of such draw down, which may be waived or modified.  The per share purchase price for these shares will equal the daily volume weighted average price of the Company’s common stock on each date during the draw down period on which shares are purchased, less a discount of 5.0%.  The Purchase Agreement also provides that the Company in its sole discretion may grant Commerce Court the right to exercise one or more options to purchase additional shares of Common Stock during each draw down period at a price which would be based on a discount calculated in the same manner as it is calculated in the draw down notice. The issuance of shares of common stock to Commerce Court pursuant to the Purchase Agreement, and the sale of those shares from time to time by Commerce Court to the public, are covered by an effective registration statement on Form S-3 filed with the SEC.

On May 27, 2010, the Company presented Commerce Court with a Draw Down Notice.  Pursuant to the Purchase Agreement, the shares were offered at a discount price to Commerce Court mutually agreed upon by the parties under the Purchase Agreement equal to 95.0% of the daily volume weighted average price of the common stock during the Pricing Period or a 5% discount.  Pursuant to the Draw Down Notice, the Company also granted Commerce Court the right to exercise one or more options to purchase additional shares of common stock during the Pricing Period, based on the trading price of the common stock. The Company settled with Commerce Court on the purchase of 685,226 shares of common stock under the terms of the Draw Down Notice and the Purchase Agreement at an aggregate purchase price of $1.8 million, or approximately $2.63 per share, on June 7, 2010.  The Company and Commerce Court agreed to waive the minimum threshold price of $3.00 per share set forth in the Purchase Agreement.  The Company received net proceeds from the sale of these shares of approximately $1.7 million after deducting its offering expenses.

On June 1, 2010, Fullbright exercised a warrant to purchase 400,000 shares of restricted Common Stock.  This warrant was issued to Fullbright in a private placement of securities by the Company in November 2008.  The exercise price was $1.75 per share, resulting in proceeds to the Company of $700,000.

On June 25, 2010, the Company entered into definitive securities purchase agreements with investors in a registered direct public offering offering, pursuant to which such investors agreed to purchase, and the Company agreed to sell, an aggregate of 2,325,582 Units, consisting of an aggregate of 2,325,582 shares of common stock and warrants to purchase an aggregate of 581,394 shares of common stock.  The offering closed on June 30, 2010 with gross proceeds of $5.0 million.  Each Unit was priced at $2.15 and consisted of one share of common stock and a warrant which will allow the investor to purchase 0.25 shares of common stock at a per share price of $2.75.  The warrants may be called by the Company in the event that the common stock trades over $4.50 per share for 10 consecutive trading days.  Subject to certain ownership limitations, the warrants will be exercisable on the date of the closing and will expire 2 years thereafter.  The number of shares of common stock issuable upon exercise of the warrants and the exercise price of the warrants are adjustable in the event of stock dividends, splits, recapitalizations, reclassifications, combinations or exchanges of shares, reorganizations, liquidations, consolidation, acquisition of the Company (whether through merger or acquisition of substantially all the assets or stock of the Company) or similar events.  The issuance of the securities in this offering was registered on a registration statement on Form S-3 filed with the SEC.  Rodman & Renshaw LLC acted as the Company’s placement agent in this offering and received a total payment of $340,000 in fees and expenses and Placement Agent Warrants to purchase up to 93,023 shares of our Common Stock at an exercise price of $2.6875 per share expiring May 10, 2015. The Placement Agent Warrants are not covered by the Form S-3.  The net proceeds to the Company from such offering, after deducting the Placement Agent’s fees and expenses, the Company’s estimated offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering were approximately $4.6 million.

Warrants:

The Company has issued common stock purchase warrants from time to time to investors in private placements and public offerings, and to certain vendors, underwriters, placement agents and consultants of the Company. A total of 18,027,028 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of June 30, 2010 at prices ranging from $0.50 to $6.50 and expiring through April 2017.

During the three months and six months ended June 30, 2010 the Company issued warrants for services as follows ($ in thousands):

	Number of Common
	Stock Purchase		Value of Common Stock		Common Stock Purchase
	Warrants Issued		Purchase Warrants Issued		Warrant Expense Recognized
	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended	Ended	Ended
	6/30/2010	6/30/2010	6/30/2010	6/30/2010	6/30/2010	6/30/2010

Warrants issued for investor relations services	-	200,000	$-	$242.7	$65.7	$192.1

Warrants issued for consulting services	50,000	325,000	$392.7	$392.7	$324.9	$324.9

Warrants issued for legal services	25,000	77,000	$46.4	$104.0	$6.6	$47.6

On March 15, 2010, the Company and RimAsia, an affiliate of the Company, made certain agreements with respect to outstanding warrants.  RimAsia exercised its warrant to purchase 1,000,000 shares of the Company’s common stock, exercisable at a per share exercise price of $1.75, which was issued to RimAsia in a private placement completed by the Company in September 2008 (the “September 2008 Warrant”).  This exercise resulted in proceeds to the Company totaling $1,750,000.  The condition for such exercise was that the Company would modify certain terms of RimAsia’s warrant to purchase 4,000,000 shares of Common Stock, issued to RimAsia in a private placement completed by the Company in April 2009 (the “Series D Warrant”).  The Series D Warrant was amended to provide for (i) a three (3) year extension of the Termination Date from September 1, 2013 to September 1, 2016, and (ii) an increase in the average closing price that triggers the Company’s redemption option under the Series D Warrant from $3.50 to $5.00.  The change in terms resulted in a charge to other expense totaling approximately $188,000.

Warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2009	19,838,802	$3.00
Granted	1,276,417	2.25
Exercised	(1,425,000)	1.72
Expired	(1,663,191)	6.35
Cancelled	-
Balance at June 30, 2010	18,027,028	$2.73	$4.2	$968,247

At June 30, 2010 the outstanding warrants by range of exercise prices are as follows:

		Weighted Average
	Number Outstanding	Remaining	Number Exercisable
Exercise Price	June 30, 2010	Contractual Life (years)	June 30, 2010
$0.50 to $1.01	699,000	0.8	678,841
$1.01 to $1.99	1,442,709	1.7	1,366,709
$1.99 to $2.53	13,277,512	2.5	13,152,512
$2.53 to $5.99	929,928	3.2	929,928
$5.99 to $6.50	1,677,879	6.1	1,677,879
	18,027,028	2.7	17,805,869

Options:

The Company’s 2003 Equity Participation Plan (the “2003 Equity Plan”) permits the grant of share options and shares to its employees, directors, consultants and advisors for up to 2,500,000 shares of Common Stock as stock-based compensation.  The 2009 Equity Compensation Plan (the “2009 Equity Plan”) makes up to 13,750,000 shares of Common Stock of the Company available for issuance to employees, consultants, advisors and directors of the Company and its subsidiaries pursuant to incentive or non-statutory stock options, restricted and unrestricted stock awards and stock appreciation rights.

All stock options under the 2003 Equity Plan and the 2009 Equity Plan are generally granted at the fair market value of the Common Stock at the grant date.  Stock options vest either on the date of grant, ratably over a period determined at time of grant, or upon the accomplishment of specified business milestones, and generally expire 10 years from the grant date.

The 2009 Equity Plan was originally adopted by the shareholders of the Company on May 8, 2009.  On October 29, 2009, the shareholders of the Company approved an amendment to the 2009 Equity Plan to increase the number of shares of common stock available for issuance thereunder from 3,800,000 to 9,750,000.  At the 2010 Annual Meeting of Stockholders of the Company held on June 2, 2010, the shareholders approved an amendment to increase this number to 13,750,000.

The 2003 Equity Plan and the 2009 Equity Plan are sometimes collectively referred to as the Company’s “U.S. Equity Plan.”

The Company’s 2009 Non-U.S. Based Equity Compensation Plan (“Non-U.S. Plan”) makes up to 8,700,000 shares of Common Stock of the Company available for issuance.  Persons eligible to receive restricted and unrestricted stock awards, warrants (option-like equity grants), stock appreciation rights or other awards under the Non-U.S. Plan are those service providers to the Company and its subsidiaries and affiliates providing services outside of the United States, including employees and consultants of the Company and its subsidiaries and affiliates, who, in the opinion of the Compensation Committee, are in a position to contribute to the Company’s success.   Warrants vest either on the date of grant, ratably over a period determined at time of grant, or upon the accomplishment of specified business milestones, and generally expire 10 years from the grant date.

The Non-U.S. Plan was originally adopted by the shareholders of the Company on October 29, 2009. At the 2010 Annual Meeting of Stockholders of the Company held on June 2, 2010, the shareholders approved an amendment to increase the number of shares of common stock authorized for issuance thereunder from 4,700,000 to 8,700,000.

The Company’s results include share-based compensation expense of $1,843,721 and $1,338,617 for the three months ended June 30, 2010 and 2009, respectively and $3,529,355 and $1,398,387 for the six month periods ended June 30, 2010 and 2009, respectively.  Options vesting on the accomplishment of business milestones will not be recognized for compensation purposes until such milestones are deemed probable of accomplishment. At June 30, 2010 there were options to purchase 1,706,075 shares outstanding that will vest upon the accomplishment of business milestones and will be accounted for as an operating expense when such business milestones are deemed probable of accomplishment.

The weighted average estimated fair value of stock options granted in the three and six months ended June 30, 2010 was $1.85 and $1.83, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of the Company’s stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees.

The range of assumptions made in calculating the fair values of options are as follows (the same assumptions were used for warrants, the term for the warrant is based on the life of the warrant):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Expected term (in years)	5 to 10	10	5 to 10	10

Expected volatility	95% - 100%	195% to 217%	95% - 124%	195% to 217%

Expected dividend yield	0%	0%	0%	0%

Risk-free interest rate	1.78% - 3.58%	3.35% to 3.81%	1.78% - 3.80%	3.35% to 3.81%

Stock option activity under the U.S. Equity Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Average Intrinsic Value
Balance at December 31, 2009	8,340,574	$1.93
Granted	790,000	$1.98
Exercised	(90,000)	$1.56
Expired	-
Cancelled	(98,360)	$1.61
Balance at June 30, 2010	8,942,214	$1.89	8.6	$600,000

Vested and Exercisable at June 30, 2010	4,549,764			$310,345

	Number Outstanding	Weighted Average	Number Exercisable
	June 30, 2010	Remaining Contractual Term	June 30, 2010
Exercise Price
$ 0.71 to $ 1.89	3,861,000	9.02	1,855,000
$ 1.89 to $ 1.96	3,123,664	7.65	2,313,880
$ 1.96 to $ 4.96	1,906,200	9.41	329,534
$ 4.96 to $7.01	27,250	5.09	27,250
$7.01 to $15.00	24,100	4.45	24,100
	8,942,214		4,549,764

Stock option activity under the Non U.S. Equity Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Average Intrinsic Value
Balance at December 31, 2009	1,650,000	$2.04
Granted	1,250,000	$2.26
Exercised	-
Expired	-
Cancelled	-
Balance at June 30, 2010	2,900,000	$2.13	9.6	$-

Vested and Exercisable at June 30, 2010	300,000			$-

	Number Outstanding	Weighted Average	Number Exercisable
	June 30, 2010	Remaining Contractual Term	June 30, 2010
Exercise Price
$ 2.04 to $ 2.10	1,650,000	9.33	150,000
$ 2.10 to $ 2.17	650,000	9.95	150,000
$ 2.17 to $ 2.36	600,000	9.97	-
	2,900,000		300,000

The total fair value of shares vested during the three and six months ended June 30, 2010 was $1,051,225 and 1,451,840, respectively.

The number of remaining shares authorized to be issued under the various equity plans are as follows:

	US Equity Plan	Non US Equity Plan
Shares Authorized for Issuance under 2003 Equity Plan	2,500,000	-
Shares Authorized for Issuance under 2009 Equity Plan	13,750,000	-
Shares Authorized for Issuance under Non US Equity Plan	-	8,700,000
	16,250,000	8,700,000
Outstanding Options - US Equity Plan	(8,942,214)	-
Outstanding Options - Non US Equity Plan	-	(2,900,000)
Common shares issued under the option plans	(2,224,737)	(875,000)
Total common shares remaining to be issued under the Option Plans	5,083,049	4,925,000

Options are usually granted at an exercise price at least equal to the fair value of the Common Stock at the grant date and may be granted to employees, directors, consultants and advisors of the Company and its subsidiaries.  As of June 30, 2010, there was approximately $9,835,533 of total unrecognized compensation costs related to unvested stock option awards of which $6,310,861 of unrecognized compensation expense is related to stock options that vest over a weighted average life of 1.2 years. The balance of unrecognized compensation costs, $3,524,673, is related to stock options that vest based on the accomplishment of business milestones as to which expense is generally recognized when such milestone is probable.

Note 10 – Income Taxes
The Tax Reform Act of 1986 enacted a complex set of rules limiting the utilization of net operating loss carryforwards to offset future taxable income following a corporate ownership change. The Company’s ability to utilize its NOL carryforwards is limited following a change in ownership in excess of fifty percentage points during any three-year period.

Since the year 2000, the Company has had several changes in ownership which has resulted in a limitation on the Company’s ability to apply net operating losses to future taxable income.  Approximately $7,000,000 of net operating losses had expired due to these limitations. At December 31, 2009, the Company had net operating loss carryforwards of approximately $26,450,000 applicable to future Federal income taxes. The tax loss carryforwards are subject to annual limitations and expire at various dates through 2029. The Company has recorded a full valuation allowance against its net deferred tax asset because of the uncertainty that the utilization of the net operating loss will be realized.

The Company determined that a book/tax basis difference exists in recording the fair value of the intangible assets acquired in connection with the Merger.  Increasing the value of the acquired asset to fair value, while deductible for book purposes, are not deductible for local Chinese tax purposes but require recognition of the impact such non-deductibility will have on future tax expense.  Specifically, the Company established as of the Merger date deferred tax liabilities of approximately $4,720,800 for such book/tax basis difference. This deferred tax liability will be recognized ratably as amortization of certain intangible assets occurs.

Note 11 – Segment Information
Historically, the Company’s operations have been conducted in only one geographical segment and since March 31, 2007 the Company had realized revenue only from one industry segment, the banking of adult autologous stem cells. In June 2009, the Company established NeoStem (China), Inc. (“NeoStem China” or the “WFOE”) as a wholly foreign owned subsidiary of the Company. The WFOE is domiciled in Qingdao and under its scope of business approved by the Chinese regulatory authorities, the WFOE may engage in the research & development, transfer and technological consultation service of bio-technology, regenerative medical technology and anti-aging technology (excluding the development or application of human stem cell, gene diagnosis and treatment technologies); consultation of economic information; import, export and wholesaling of machinery and equipments (the import and export do not involve the goods specifically stipulated in/by state-operated trade, import & export quota license, export quota bidding, export permit, etc.). In furtherance of complying with PRC’s foreign investment prohibition on stem cell research and development, clinical trials and related activities, the Company conducts its current business in the PRC via two domestic variable interest entities. On October 30, 2009, in connection with the Merger, the Company acquired CBH’s 51% ownership interest in Erye which specializes in research and development, production and sales of pharmaceutical products, as well as chemicals used in pharmaceutical products.  As a result the Company now operates in the United States and China.

The Company’s segment data is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
United States
Stem Cell Revenues	$21.7	$14.0	$66.4	$58.6
Other Revenues	16.1	17.6	30.1	18.1
China
Prescription drugs and intermediary pharmaceutical products	19,351.3	-	35,122.5	-
Other Revenues	18.4	-	21.7	-
	$19,407.5	$31.6	$35,240.7	$76.7

Income/(loss) from operations:
United States	$(5,429.7)	$(3,694.1)	$(9,888.3)	$(5,417.9)
China	1,926.8	(1,005.3)	3,777.1	(1,138.4)
	$(3,502.9)	$(4,699.4)	$(6,111.2)	$(6,556.3)

Total Assets	June 30, 2010		December 31, 2009
United States	10,775.9		6,930.2
China	113,071.7		101,963.7
	$123,847.6		$108,893.9

Note 12 – Related Party Transactions
On April 30, 2009, the Company entered into a License and Referral Agreement with Promethean Corporation (“Promethean”) through its subsidiary Ceres Living, Inc. (“Ceres”) to use certain Company marks and publications in connection with certain sales and marketing activities relating to its nutritional supplement known as AIO Premium Cellular (the “Product”); and in connection with the license, Ceres will pay to the Company or the Stem for Life Foundation specified fees  for  each unit of the Product sold; and Ceres shall engage in a referral service with respect to the Company’s adult stem cell collection and storage activities. Ceres will receive a specified fee from the Company for each client referred who completes and pays for a stem cell collection. The term of the agreement is three years with each party having the right to renew annually, thereafter. The Stem for Life Foundation is a 501(c)(3) charitable organization of which the Company’s CEO, and Vice President and General Counsel, are directors and the President and Secretary, respectively, and of which the Company participated in the founding.  The CEO of Promethean is in an exclusive relationship with the CEO of the Company. The Company has earned $4,865 and $8,750 in royalties in connection with this agreement during the three and six months ended June 30, 2010, respectively.  The royalty payments were not material in 2009.  Additionally Promethean has been responsible for referral of certain clients for our stem cell collection business and receives a commission of 10% for such referrals.  Through June 30, 2010 these commissions were not significant.

At June 30, 2010, Erye owed EET, 49% shareholder of Erye, $7,855,200.  Included in the amount owed to EET are:
•
Dividends paid and loaned back to Erye amounting to $7,734,200 and accrued interest of $349,400, the interest rate on this loan is 5.31%.  Erye received an interest payment of approximately $192,700 in February 2010.

•	Advances to EET of $617,600; and

•	A non interest bearing loan from EET of $389,100 due 2011.

On May 11, 2010, the Company entered into a one-year consulting agreement with RimAsia whereby RimAsia will act as an advisor to the Company in connection with the Company exploring and pursuing various pharmaceutical and biotech ventures in China.  RimAsia does not receive compensation under this agreement.  In connection with the consulting agreement, RimAsia has entered into a confidentiality agreement, whereby RimAsia agrees that neither it nor its representatives will disclose NeoStem material and shall only use such material for the purpose of providing the services under the consulting agreement.  NeoStem retains all ownership rights in such material as well as material prepared for it pursuant to the consulting agreement.

Note 13 – Commitments and Contingencies
On May 26, 2006, the Company entered into an employment agreement with Dr. Robin L. Smith, pursuant to which agreement, as amended to date, Dr. Smith serves as the Chief Executive Officer of the Company.

Effective as of September 27, 2009, Dr. Smith’s annual base salary is $332,750, increased by 10% annually on that date.  On July 29, 2009, the Company amended the terms of its employment agreement with Dr. Smith by means of a letter agreement to extend the term of Dr. Smith’s employment to December 31, 2011 and subject to the consummation of the Merger with CBH (which Merger was consummated on October 30, 2009), award Dr. Smith a $275,000 cash bonus for 2009 and comparable minimum annual bonuses for 2010 and 2011.  The Company maintains key-man life insurance on Dr. Smith in the amount of $3,000,000.  As of October 29, 2009, the Compensation Committee approved the reimbursement to Dr. Smith of premiums, up to $4,000 annually, for disability insurance covering Dr. Smith.  The Company has also agreed to pay membership and annual fees for a club in New York of Dr. Smith’s choice for business entertaining and meetings, and a car allowance equal to $1,000 per month.

Per Dr. Smith’s January 26, 2007 letter agreement with the Company, upon termination of Dr. Smith’s employment by the Company without cause or by Dr. Smith with good reason, the Company shall pay to Dr. Smith her base salary at the time of termination for the two year period following such termination.   Dr. Smith’s September 27, 2007 letter agreement provides that such payment of severance can be made instead in 12 equal monthly installments beginning the date of termination.  In addition, per Dr. Smith’s May 26, 2006 employment agreement, upon termination of Dr. Smith’s employment by the Company without cause or by Dr. Smith for good reason, Dr. Smith is entitled to: (i) a pro-rata bonus based on the annual bonus received for the prior year; (ii) COBRA payments for a one year period; and (iii) have all vested, options as well as all options that would have vested during the 12-month period following the date of termination, become fully vested and remain exercisable for a maximum of 48 months (but in no event longer than the original term of exercise.) Upon termination of Dr. Smith’s employment by the Company for cause or by Dr. Smith without good reason, Dr. Smith is entitled to: (i) the payment of all amounts due for services rendered under the agreement up until the termination date; and (ii) have all vested options remain exercisable for a period of ninety days (all stock options which have not vested shall be forfeited.)  Upon termination for death or disability, Dr. Smith (or her estate) is entitled to: (i) the payment of all amounts due for services rendered under the agreement until the termination date; (ii) family COBRA payments for the applicable term; and (iii) have all vested options, remain exercisable for a maximum of 48 months (but in no event longer than the original term of exercise).

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

Ms. Vaczy’s January 26, 2007 employment agreement, as amended on January 9, 2008 and August 29, 2008, or the Original Agreement, expired by its terms on December 31, 2008. However, effective July 8, 2009, the Company entered into another letter agreement, or the Extension, with Ms. Vaczy pursuant to which the Original Agreement was extended, subject to certain different and additional terms. The Extension provides that Ms. Vaczy’s base salary during the one-year term will be $182,500. The Extension additionally provides for (i) a 25,000 share stock award upon execution under the 2009 Plan where the Company also pays the associated payroll taxes; and (ii) a $5,000 cash bonus upon each of two milestone objectives established by the Board of Directors (one of which was met in the fourth quarter of 2009 and the other in the first quarter of 2010). Pursuant to the Original Agreement, as extended and otherwise amended to date, Ms. Vaczy was also entitled to payment of certain perquisites and/or reimbursement of certain expenses incurred by her in connection with the performance of her duties and obligations under the letter agreement (including a car allowance equal to $1,000 per month), and to participate in any incentive and employee benefit plans or programs which may be offered by the Company and in all other plans in which the Company executives participate.

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

See Note 14 – Subsequent Events, for information on an employment agreement extension entered into with Ms. Vaczy in July 2010 providing for certain different and additional employment terms.

On October 29, 2009, the Compensation Committee adopted that certain Additional Compensation Plan providing that contingent cash bonuses, in the total amount of $200,806, would be payable upon the occurrence of a “Cash Flow Event” which occurred in the first quarter of 2010.  Of such amounts, two members of the Company’s Board of Directors, one former member of the Company’s Board of Directors, the Company’s CEO, CFO and General Counsel participated in a total of $134,232 of such amount.

Pursuant to the terms of the Director Compensation Plan adopted on November 4, 2009, as amended, each non-employee director of the Company, including directors who are employees of partially owned joint ventures, are entitled to quarterly cash compensation equal to $15,000, payable in arrears.  Based on the current Board structure, this will equal approximately $360,000 annually.

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

In November 2007, the Company entered into an acquisition agreement with UTEK Corporation ("UTEK") and Stem Cell Technologies, Inc., a wholly owned subsidiary of UTEK ("SCTI"), pursuant to which the Company acquired all the issued and outstanding common stock of SCTI in a stock-for-stock exchange. SCTI contains an exclusive, worldwide license to a technology developed by researchers at the University of Louisville to identify and isolate rare stem cells from adult human bone marrow, called very small embryonic like stem cells. Concurrent with the SCTI acquisition, NeoStem entered into a sponsored research agreement (“SRA”) with the University of Louisville under which NeoStem has been supporting further research in the laboratory of Mariusz Ratajczak, M.D., Ph.D. a co-inventor of the VSEL™ technology and head of the Stem Cell Biology Program at the James Brown Cancer Center at the University of Louisville. The SRA, which has been periodically amended, called for payments in 2008 of $50,000, 2009 of $65,337, and 2010 of $86,068, of which $43,034 has been paid.  An additional aggregate of $95,128 is payable in 2011 until December 31, 2011, the end of the term.

Under a License Agreement entered into with the University of Louisville Research Foundation (“ULRF”) in November 2007, SCTI agreed to engage in a diligent program to develop the VSEL technology. Certain license fees and royalties are to be paid to ULRF from SCTI, and SCTI is responsible for all payments for patent filings and related applications. Portions of the license may be converted to a non-exclusive license if SCTI does not diligently develop the VSEL™ technology or terminated entirely if SCTI chooses to not pay for the filing and maintenance of any patents thereunder. Under the License Agreement, which has an initial term of 20 years, the Company has paid to date approximately $117,000 consisting of various up-front fees, including $22,000 in connection with its May 2010 amendment, and is required to pay under the license certain other future fees including: (i) a specified non-refundable annual license maintenance fee upon issuance of the licensed patent in the United States; (ii) a specified royalty on net sales; (iii) specified milestone payments; and (iv) specified payments in the event of sublicensing.  The License Agreement also contains certain provisions relating to "stacking," permitting SCTI to pay royalties to ULRF at a reduced rate in the event it is required to also pay royalties to third parties exceeding a specified threshold for other technology in furtherance of the exercise of its patent rights or the manufacture of products using the VSEL technology.

As of December 31, 2009, the Company, NeoStem (China) , Inc., its subsidiary and Progenitor Cell Therapy, LLC, a Delaware limited liability company ("PCT”), entered into an Agreement (the “Agreement”) whereby NeoStem and NeoStem China engaged PCT to perform the services necessary to construct in Beijing, China a facility consisting of a clean room for adult stem cell clinical trial processing and other stem cell collections which will have the processing capacity on an annual basis sufficient for at least 10,000 samples, research and development laboratory space, collection and stem cell storage area and offices, together with the furnishings and equipment and (2) the installation of quality control systems consisting of materials management, equipment maintenance and calibration, environmental monitoring and compliance and adult stem cell processing and preservation which comply with cGMP standards and  regulatory standards that would be applicable in the United States under GTP standards, as well as all regulatory requirement applicable to the program under the laws of the People's Republic of China.  The aggregate cost of the program, including the phase 1 equipment purchases, is expected to be approximately $3 million.  The project is anticipated to take until the end of 2010 to complete.  PCT has agreed to provide at least 90 days of support services to NeoStem for an additional fee after completion of the project, which is renewable at NeoStem's request for an additional 90 days.

In connection with the issuance to investors and service providers of many of the shares of the Company’s common stock and warrants to purchase common stock previously disclosed and described herein, the Company granted the holders registration rights providing for the registration of such shares of common stock and shares of common stock underlying warrants on a registration statement to be filed with the Securities and Exchange Commission so as to permit the resale of those shares.  Certain of the registration rights agreements provided for penalties for failure to file or failure to obtain an effective registration statement.  With respect to satisfying its obligations to the holders of these registration rights, the Company is in various positions.  The Company filed a registration statement as required for some of the holders, but to date, the Company has not had such registration statement declared effective.  As to some holders, the Company has not yet satisfied its obligation to file.  Certain holders with outstanding registration rights have waived their registration rights.  No holder has yet asserted any claim against the Company with respect to a failure to satisfy any registration obligations.  Were someone to assert a claim against the Company for breach of registration obligations, the Company believes it has several defenses that would result in relieving it from some or any liability, although no assurances can be given.  The Company also notes that damage claims may be limited, as (i) all shares of Common Stock as to which registration rights attached are currently salable under Rule 144 of the Securities Act and (ii) during much of the relevant periods the warrants with registration rights generally have been out of the money.  Accordingly, were holders to assert claims against the Company based on breach of the Company’s obligation to register, the Company believes that the Company’s maximum exposure from non-related parties would not be material.

Xiangbei Welman Pharmaceutical Co., Ltd. v Suzhou Erye Pharmaceutical Co., Ltd. and Hunan Weichu Pharmacy Co., Ltd. involves a patent infringement dispute with respect to a particular antibiotics complex manufactured by Erye (the “Product”).  The Changsha Intermediate People’s Court in Hunan Province, PRC in the foregoing case rendered a judgment on May 13, 2010 against Erye as follows: (i) awarding plaintiff Xiangbei Welman damages and costs of approximately  5 million RMB (approximately $750,000) against Erye which was fully accrued for at June 30, 2010; and (ii) enjoining Erye from manufacturing, marketing and selling the Product.  The Product represented less than 2% of Erye’s sales in 2009.  Erye has appealed the court judgment, and is also engaged in settlement negotiations.

A related but separate lawsuit entitled Xiangbei Welman Pharmaceutical Co., Ltd. v Suzhou Erye Pharmaceutical Co., Ltd. and Hunan Weichu Pharmacy Co., Ltd., involves a copyright infringement dispute with respect to package inserts of the same Product.  The Changsha Intermediate People’s Court in Hunan Province, PRC rendered a decision on August 3, 2010 against Erye, dismissing its appeal from a lower court’s judgment made by the People’s Court of Yuelu District, Changsha City, which (i) enjoins Erye from copying and using the package inserts for the Product and selling the drugs with the aforesaid package inserts; and (ii) awarding Welman economic losses of approximately 50,000 RMB (approximately $7,500) against Erye.  Erye has decided to appeal the court judgment, and is also engaged in settlement negotiations.

Note 14 – Subsequent Events
The following are the subsequent events that management believes materially effect the financial position or results of operations or are otherwise informative to the reader of these financial statements.

On July 7, 2010, the Company entered into a consulting agreement pursuant to which a consultant was retained to assist the Company in providing sponsorship of the Company’s securities in the public markets and to perform investor relations services for a three month term.  In consideration for providing services under this agreement, the Company issued to the consultant 150,000 shares of restricted common stock with a fair value of $262,500, to vest as to one-third on each of the first, second and third one-month anniversaries of the effective date of the agreement.

On July 7, 2010, pursuant to a letter agreement (the “Employment Agreement Extension”) entered into with Catherine M. Vaczy, Esq., the Company’s Vice President and General Counsel, the Company extended Ms. Vaczy’s employment agreement dated January 26, 2007, as amended on January 9, 2008 and August 29, 2008 and reinstated and extended on July 8, 2009 for a one year term (as so amended and extended, the “Original Employment Agreement”).  The Employment Agreement Extension was effective as of July 7, 2010 (the “Effective Date”) and continues through December 31, 2011 (as extended, the “Term”).  The Employment Agreement Extension provides that during the Term, Ms. Vaczy shall receive (i) a base salary of $211,000 per annum which will be increased by ten percent (10%) on the one year anniversary of the Effective Date; (ii) a bonus of $50,000, half of which is payable upon the Effective Date and half of which is payable upon achievement of a business milestone; (iii) a minimum bonus of $60,000 during the second year of the Term; (iv) an  option (the “Option”) on the Effective Date under the Company’s 2009 Plan to purchase 350,000 shares of the Company’s common stock, which shall vest and become exercisable as to 100,000 shares on the one year anniversary of the Effective Date, 50,000 shares on December 31, 2011, and as to the remaining 200,000 shares upon the achievement of specified business milestones, the per share exercise price of the Option equal to the closing price of the common stock on the Effective Date and the Option subject to all the terms and conditions of the 2009 Plan; (v) the costs of personal stem cell collection; and (vi) business club dues not to exceed $5,000 annually.  Except as set forth in the Employment Agreement Extension, the terms of the Original Employment Agreement remain unchanged.

On July 7, 2010, the vesting of options to purchase an aggregate of 500,000 shares of common stock at $2.04 per share, previously granted under the 2009 Plan to Robin L. Smith, the Company’s Chief Executive Officer, effective October 29, 2009, which were originally scheduled to vest as to 250,000 shares on July 8, 2011 and as to 250,000 shares upon the achievement of a business milestone, was accelerated to July 7, 2010 as authorized by the Compensation Committee of the Board of Directors.

On July 27, 2010, consistent with the Company’s previously disclosed intention to provide support for its charitable foundation, The Stem for Life Foundation (the “Foundation”), which promotes public awareness, funds research and development and subsidizes stem cell collection and storage programs, the Company issued to the Foundation of 150,000 shares of restricted common stock with a fair value of $298,500.  The issuance of such securities was subject to the approval of the Audit Committee, the Compensation Committee and the NYSE Amex.  On July 2, 2010, the Company also contributed $75,000 to Stem for Life.

In July 2010, the Company was awarded a $700,000 contract from the U.S. Army Medical Research and Materiel Command, Telemedicine and Advanced Technology Research Center. This contract is for the purpose of evaluating the use of topically applied bone marrow-derived adult mesenchymal stem cells for rapid wound healing. The Company previously announced that this funding was included in the Department of Defense FY09 Appropriations Bill and will begin receiving funds to initiate the program in 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Any statements not of current or historical fact may be considered forward-looking statements.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed under the heading “Cautionary Note Regarding Forward-Looking Statements” at the end of this item and under “Risk Factors” and elsewhere in this report.  The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009.

The Merger

As previously reported, on November 2, 2008 we entered into the Merger Agreement with CBH. On October 30, 2009, the Merger was consummated, the effect of which was our acquisition of CBH’s 51% ownership interest in Erye. In connection with the Merger we established a wholly owned subsidiary through which we acquired our interest in Erye.  The results of operations for Erye are included in our consolidated results of operations beginning on October 30, 2009.  Accordingly the year over year comparisons reflect NeoStem as a stand-alone entity for 2009 and the combined results for Erye and NeoStem for 2010.

Erye was founded more than 50 years ago and represents an established, vertically-integrated pharmaceutical business, focused primarily on antibiotics. Suzhou Erye Economy and Trading Co. Ltd., or EET, owns the remaining 49% ownership interest in Erye. We and EET have negotiated a revised joint venture agreement or the Joint Venture Agreement and will govern our ownership of Erye.

Pursuant to the terms and conditions of the Joint Venture Agreement, dividend distributions to EET and Merger Sub will be made in proportion to their respective ownership interests in Erye; provided, however, that for the three-year period commencing on the first day of the first fiscal quarter after the Joint Venture Agreement becomes effective distributions will be made as follows: (i) the 49% of undistributed profits (after tax) of the joint venture due EET will be distributed to EET and lent back to Erye to help finance costs in connection with their construction of and relocation to a new facility; and (ii) of the net profit (after tax) of the joint venture due Merger Sub, 45% will be provided to Erye as part of the new facility construction fund and will be characterized as paid-in capital for Merger Sub’s 51% interest in Erye, and 6% will be distributed to Merger Sub directly.  As of June 30, 2010 distributions totaling approximately $7,201,600 had been deferred and EET has received and lent back approximately $7,734,300.

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

Results of Operations

Three and Six Months Ended June 30, 2010 Compared to the Three and Six Months Ended June 30, 2009

Revenue

Three Months and Six Months Ended June 30, 2010 and June 30, 2009

For the three months ended June 30, 2010, total revenues were $19,407,500 compared to $31,600  for the three months ended June 30, 2009. Revenues for the three months ended June 30, 2010 were comprised of $19,351,300 of pharmaceutical product sales and $56,200 related to stem cell collections, license fees, royalties and other revenue. The pharmaceutical product sales represent sales generated by Erye.  The stem cell revenues generated in the three months ended June 30, 2010 and 2009 were derived from a combination of revenues from the collection of autologous adult stem cells and license fees collected from collection centers in our collection center network. For the three months ended June 30, 2010, we earned $21,700 from the collection and storage of autologous adult stem cells, and $16,100 of license fees, and $18,400 of other revenues. For the three months ended June 30, 2009, we earned $14,000 from the collection and storage of autologous adult stem cells and $17,600 from license fees. The increase in stem cell collection and storage revenue in 2010 compared to 2009 was due primarily to our efforts on recruiting clients into our network stem cell collection centers. Cost of Sales for the three months ended June 30, 2010 is comprised of Cost of Goods sold of $12,894,900  related to the sale of our pharmaceutical products, and $16,900 of direct costs related to the cost of collecting autologous stem cells from clients.

For the six months ended June 30, 2010, total revenues were $35,240,702 compared to $76,700 for the six months ended June 30, 2009. Revenues for the six months ended June 30, 2010 were comprised of $35,122,500 of pharmaceutical product sales and $118,200 related to stem cell collections, license fees, royalties and other revenue. The pharmaceutical product sales represent sales generated by Erye.  The stem cell revenues generated in the six months ended June 30, 2010 and 2009 were derived from a combination of revenues from the collection of autologous adult stem cells and license fees collected from collection centers in our collection center network. For the six months ended June 30, 2010, we earned $66,400 from the collection and storage of autologous adult stem cells, $30,100 of license fees and $21,700 of other revenues. For the six months ended June 30, 2009, we earned $58,600 from the collection and storage of autologous adult stem cells and $18,100 from license fees. The increase in stem cell collection and storage revenue in 2010 compared to 2009 was due primarily to our efforts on recruiting clients into the existing network in the Northeast and Southern California. Cost of Sales for the six months ended June 30, 2010 is comprised of Cost of Goods sold of $23,721,200 related to the sale of our pharmaceutical products, and $42,200 of direct costs related to the cost of collecting autologous stem cells from clients.

Gross margin for the six months ended June 30, 2010 totaled $ 11,477,300 of which 99% is attributable to the sale of pharmaceutical products and the balance is attributable to our stem cell collection operations.

Operating Expenses

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

For the three months ended June 30, 2010 operating expenses totaled $9,989,600  compared to $4,715,200 for the three months ended June 30, 2009, representing an increase of $5,274,000  or 112%.

For the three months ended June 30, 2010, our selling, general, and administrative expenses were $7,856,500 compared to $4,199,900 for the three months ended June 30, 2009, representing an increase of $3,665,800, which was the result of:

•
Our efforts to establish a stem cell operation in China to provide advanced therapies, related processing and storage, as well as research and development capabilities totaled $1,741,100, an increase of $ 587,900. Such expenses included expenditures for the rental of laboratory space, legal expenses associated with establishing our subsidiary company and related operations in China, consultants retained to support our implementation and introduction of advanced therapies in China, recruiting fees for identifying senior managers for our operation in China and travel. In addition these operating expenses reflect charges resulting from issuing various equity instruments to incentivize staff members and consultants totaling $746,500.

•
Administrative expenses increased by approximately $1,105,600. Approximately $846,700 of this increased operating expense was the result of the Merger and the attendant operating expenses of the Erye operation. The Company’s US administrative operating expenses increased by $258,800. The use of equity instruments to incentivize staff, compensate directors and pay for services totaled $749,100, a decrease of $582,500 over the three months ended June 30, 2009. Salaries and wages increased by $166,800 as the result of increased staffing levels, contractual salary increases, and bonus payments during the period. Other staff related cost including travel and entertainment and operating expenses increased $80,300 as result of our expanded operations in China. Professional fees, including legal and accounting fees increased by $390,300 as the result of our expanded operations in China.   Rent and other facility costs increased by $24,300 as a result of an increase in the cost of leasing of office space in New York and insurance expense increased $49,000. Compensation expenses under the Directors cash compensation plan adopted by the Board of Directors in the first quarter of 2009 increased administrative expense by $110,200. The balance of the increase in administrative expense was the result of offsetting changes from a variety of activities.

Included in selling, general and administrative expense is a charge for $740,700 as the result of a judgment on May 13, 2010 against Erye in connection with a patent dispute concern an antibiotic product that has accounted for less than 2% of Erye sales in the past. (See Commitments and Contingencies for a more detailed discussion).

•
As a result of completing the Merger with CBH, our activities associated with the Merger ended thus reducing the use of our attorney, accountant and other professional services and reducing our operating costs by $550,600 over 2009.

•
Sales and marketing expenses increased by $1,782,000 over the three months ended June 30, 2009. Approximately $575,600 of this increased operating expense was related to the sales and marketing efforts of Erye and $383,400 related to amortization of intangible assets acquired in the Merger.  The use of equity instruments to incentivize staff and pay for services totaled $339,500, an increase of $127,600 over three months ended June 30, 2009, and marketing and consulting fees increased approximately $583,200 in connection with developing new strategies and efforts to  increase our collection network and market penetration and our US sales and marketing costs also increased  by approximately $112,200 due to increases in staff costs and other operating expenses.

For the three months ended June 30, 2010, our research and development expenses totaled $2,133,200 compared to $515,300 for the three months ended June 30, 2009, representing an increase of $1,617,900, which was the result of:

The use of equity instruments to incentivize research staff totaled $597,400, an increase of $497,900 over the three months ended June 30, 2009. Research related to our VSEL™ technology increased operating expenses by $753,700. Our acquisition of Erye added $369,400 of research and development expense to our operating expenses. The balance of the increase in research and development expense is related to costs associated with our wound healing research.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

For the six months ended June 30, 2010 operating expenses totaled $17,588,500 compared to $6,593,700 for the six months ended June 30, 2009, representing an increase of $10,994,800 or 167%.

For the six months ended June 30, 2010, our selling, general, and administrative expenses were $14,155,000 compared to $5,823,800 for the six months ended June 30, 2009, representing an increase of $8,331,200, which was the result of:

•
Our efforts to establish a stem cell operation in China to provide advanced therapies, related processing and storage, as well as research and development capabilities totaled $2,932,900, an increase of $1,794,500. Such expenses included expenditures for the rental of laboratory space, legal expenses associated with establishing our subsidiary company and related operations in China, consultants retained to support our implementation and introduction of advanced therapies in China, recruiting fees for identifying senior managers for our operation in China and travel. In addition these operating expenses reflect charges resulting from issuing various equity instruments to incentivize staff members and consultants totaling $1,298,000.

•
Administrative expenses increased by approximately $3,882,100. Approximately $1,579,000 of this increased operating expense was the result of the Merger and the attendant operating expenses of the Erye operation. The Company’s US administrative operating expenses increased by $2,303,100. The use of equity instruments to incentivize staff, compensate directors and pay for services totaled $1,616,300, an increase of $333,000 over six months ended June 30, 2009. Salaries and wages increased by $707,600 as the result of increased staffing levels, contractual salary increases, bonus payments and tax payments and tax withholdings we paid on behalf of certain executive and other staff members.  Professional fees, including legal and accounting fees increased by $528,800 as the result of our expanded operations in China. Investor relations services increased by $150,300, including fees for preparing documents for various SEC filings and increased communications with shareholders and investors.  Other staff related cost including travel and entertainment and operating expenses increased $137,200 as result of our expanded operations in China, rent increased by $76,900 as a result of an increase in the cost of leasing of office space in New York, and franchise taxes increased $111,200. Compensation expense under the Directors cash compensation plan adopted by the Board of Directors in the first quarter of 2009 increased administrative expense by $186,300, insurance increased $99,000 and the  balance of the changes in administrative expense resulted from increases and decreases in other operating activities.

Included in selling, general and administrative expense is a charge for $740,700 as the result of a judgment on May 13, 2010 against Erye in connection with a patent dispute concern an antibiotic product that has accounted for less than 2% of Erye sales in the past. (See Commitments and Contingencies for a more detailed discussion).

•
As a result of completing the Merger with CBH, our activities associated with the Merger ended thus reducing the use of our attorney, accountant and other professional services and reducing our operating costs by $835,100 over the same period in 2009.

•
Sales and marketing expenses increased by $2,748,900 over six months ended June 30, 2009. Approximately $1,099,400 of this increased operating expense was related to the sales and marketing efforts of Erye and $766,800 related to amortization of intangible assets acquired in the Merger.  The use of equity instruments to incentivize staff and pay for services totaled $495,600, an increase of $242,000 over six months ended June 30, 2009, and marketing and consulting fees increased approximately $524,000 in connection with developing new strategies and efforts to  increase our collection network and market penetration. Our US sales and marketing costs also increased  by approximately $116,600 due to increases in staff costs and other operating expenses.

For the six months ended June 30, 2010, our research and development expenses totaled $3,433,500 compared to $769,900 for the six months ended June 30, 2009, representing an increase of $2,663,600, which was the result of:

The use of equity instruments to incentivize research staff totaled $741,200, an increase of $604,400 over the six months ended June 30, 2009. Research related to our VSEL™ technology increased operating expenses by $1,572,900. Our acquisition of Erye added $487,400 of research and development expense to our operating expenses. The balance of the increase in research and development expense is related to costs associated with our wound healing research.

Dividends on Convertible Redeemable Series C Preferred Stock.

In connection with the Merger, the Company issued 8,177,512 shares of Convertible Redeemable Series C Preferred Stock (“Series C Preferred Stock”) which called for an annual dividend of 5% based on the stated value of the preferred stock. For the three and six  months ended June 30, 2010 we recorded a dividend of $53,800 and $153,500 , respectively, as the prorated dividend due. On May 17, 2010, RimAsia Capital Partners LP ("RimAsia"), converted its 8,177,512 shares of Series C Preferred Stock into 9,086,124 shares of the Company's common stock. Following this conversion, there are no shares of Series C Preferred Stock outstanding and RimAsia will not be entitled to receive any dividends on such shares, to receive notices or to vote such shares or to exercise or to enjoy any other powers, preferences or rights in respect thereof; provided however that RimAsia was entitled to receive a cash payment of $153,469 which is equal to the dividends accrued but unpaid from January 1, 2010 through May 17, 2010.  This payment was made on May 25, 2010.

Noncontrolling Interests

When the Company acquired China Biopharmaceutical Holdings, Inc. it acquired a 51% interest in Erye Pharmaceutical Co. Ltd. (“Erye”).  In preparing our financial statements the full operations of Erye are reflected in these results as of October 30, 2009. We account for the 49% minority shareholder share of Erye’s net income with a charge to Noncontrolling Interests. For the three and six months ended June 30, 2010 Erye’s minority shareholders’ share of net income totaled $1,611,500 and $2,940,200, respectively.

Other Income and Expense

For the three and six months ended June 30, 2010 the Company incurred interest expense of approximately $139,700 and $252,900 respectively primarily related to a loan to Erye from its minority shareholder, of which $133,500 and $238,200 was capitalized for the three and six months ended June 30, 2010, respectively as part of the cost of construction of Erye’s new manufacturing plant. In accordance with the Joint Venture Agreement that governs the operation of Erye the minority shareholder has agreed to loan back to Erye dividends it is entitled to for three years starting in 2008, to help fund the construction of the new manufacturing facility. At June 30, 2010 these loans totaled $7,855,200. The loan calls for interest to accrue at a rate of 5% annually.

For the three months ended June 30, 2010 the Company recognized other income of $149,600 in connection with the extinguishment of certain liabilities that Erye determined were no longer payable, and for the six months ended June  30, 2010 the Company recognized $14,500 of other expenses that were the result of interest income and other income credits offset by expenses related to the restructuring of the term of certain warrants issued to RimAsia of approximately $188,000.

Provision for taxes

The provision for taxes of $402,300 and $905,200 represents income taxes due on income of Erye for the three and six months ended June 30, 2010, respectively and is net of utilization of the deferred tax liability associated with amortization of intangible assets acquired in the merger of $60,600 and $121,200 for the respective periods.

Liquidity and Capital Resources

At June 30, 2010 we had a cash balance of $10,958,800, working capital of $12,082,000 and stockholders’ equity of $47,802,700.  During the six months ended June 30, 2010 we invested approximately $8.6 million into the business, specifically in property and equipment related to our expansion into China, while reducing cash used in operating activities by $2.6 million compared to the first six months of 2009.

During the six months ended June 30, 2010, we met our immediate cash requirements through existing cash balances, public offerings of our common stock which raised approximately $13.6 million, the exercise of warrants and options which raised approximately $2.6 million, the issuance of notes payable for our operations in China and the use of equity and equity-linked instruments to pay for services and compensation.

We incurred a net loss attributable to common shareholders of $5,427,100 and $10,139,300 for the three and six months ended June 30, 2010, respectively. The following chart represents the net funds provided by or used in operating, financing and investment activities for each period indicated (in thousands):

	The Six Months Ended
(in $000)	June 30, 2010	June 30, 2009
Cash (used) in operating activities	$(3,464.4)	$(5,221.2)
Cash (used) in investing activities	(8,034.1)	(80.9)
Cash provided by financing activities	15,200.7	15,320.9

Operating Activities

Our cash used for operating activities in the six months ended June 30, 2010 totaled $3,464,500, which is the sum of (i) our net loss, adjusted for non-cash expenses totaling $5,804,900 which includes, principally, common stock, common stock options and common stock purchase warrants issued for services rendered in the amount of $4,339,700 and depreciation and amortization of $1,465,200; (ii) cash retained in the operation as the result of increases in accounts payable and accrued expenses of $2,258,100; and (iii) a decrease in cash resulting from a reduction in advance payments and unearned revenue from customers and licensees of $647,700, an increase in accounts receivable of $286,200, cash used for prepaids and payments of other assets of $157,800 and increases in inventory of $3,331,700.

Under a License Agreement entered into with the University of Louisville Research Foundation (“ULRF”) in November 2007, SCTI agreed to engage in a diligent program to develop the VSEL™ technology. Certain license fees and royalties are to be paid to ULRF from SCTI, and SCTI is responsible for all payments for patent filings and related applications. Portions of the license may be converted to a non-exclusive license if SCTI does not diligently develop the VSEL™ technology or terminated entirely if SCTI chooses to not pay for the filing and maintenance of any patents thereunder. Under the License Agreement, which has an initial term of 20 years, the Company has paid to date approximately $117,000 consisting of various up-front fees, including $22,000 in connection with its May 2010 amendment, and is required to pay under the license certain other future fees including: (i) a specified non-refundable annual license maintenance fee upon issuance of the licensed patent in the United States; (ii) a specified royalty on net sales; (iii) specified milestone payments; and (iv) specified payments in the event of sublicensing.  The License Agreement also contains certain provisions relating to "stacking," permitting SCTI to pay royalties to ULRF at a reduced rate in the event it is required to also pay royalties to third parties exceeding a specified threshold for other technology in furtherance of the exercise of its patent rights or the manufacture of products using the VSEL™ technology.

Investing Activities

During the six months ended June 30, 2010 we spent approximately $8.6 million for property and equipment. Erye is building a new production facility and during the six months ended June 30, 2010 $8.2 million was spent on construction.  This plant is expected to be fully operational in 2011. In March 2010 we initiated construction of our stem cell laboratory in Beijing and to date we have invested $770,000.  The balance of our capital expenditures was spent on equipping our laboratory in Boston and other Company stem cell operations in China. The new production facility will increase Erye’s production capacity and should enable Erye to respond to expected increases in demand for pharmaceutical products in China.

Idle cash in our Erye subsidiary of approximately $2.4 million was invested on short term investments and proceeds from these investments of approximately $2.4 million was used for various operating and financing activities in the six months ended June 30, 2010.

Financing Activities

In December 2009, in order to facilitate working capital requirements, in local currency, in China, NeoStem (China) issued a promissory note to the Bank of Rizhao Qingdao Branch in the amount of 4,400,000 RMB (approximately $645,500). The note, bearing an interest rate of 4.05%, was due on June 21, 2010 and paid in full in April 2010. On May 25, 2010 NeoStem (China) issued a promissory note to the Bank of Rizhao Qingdao Branch in the amount of 3,600,000 RMB (approximately $527,400) due November 25, 2010 and bearing interest at 4.86% per annum.  The loan is collateralized by cash in a restricted bank account totaling 4,074,500 RMB (approximately $600,200). In addition, in May 2010 NeoStem (China) entered into a pledge agreement with the bank pledging all of its interest in its VIEs as additional collateral for the loan.

The Company’s subsidiary Erye has 69,749,400 RMB (approximately $10,274,000) of notes payables as of June 30, 2010 and 62,457,000 RMB (approximately $9,150,000) of notes payable as of December 31, 2009. Notes are payable to the banks who issue bank notes to Erye’s creditors. Notes payable are interest free and usually mature after a three to six months period.  In order to issue notes payable on behalf of Erye, the banks required collateral, such as cash deposits which were approximately 30%-50% of the value of notes to be issued, or properties owned by Erye. At June 30, 2010, 23,734,500 RMB (approximately $3,496,100) of restricted cash was put up for collateral for the balance of notes payable which was approximately 34% of the notes payable the Company issued, and the remaining of the notes payable is collateralized by pledging the land use right the Company owns.  The use of notes payable to pay creditors is a feature of the money and banking system of China and we expect these types of notes to be a continuing feature of Erye’s capital structure.

On February 18, 2010 the Company completed a public offering of its common stock, selling 5,750,000 shares priced at $1.35 per share. The Company received approximately $6,822,000 in net proceeds from the offering, after underwriting discounts, commissions and other expenses, of approximately $940,000 of which 463,000 was unpaid.

On March 15, 2010, the Company and RimAsia made certain agreements with respect to outstanding warrants.  RimAsia exercised its warrant to purchase 1,000,000 shares of the Company’s common stock, par value $0.001 per share (“ Common Stock ”), exercisable at a per share exercise price of $1.75, which was  issued to RimAsia in a private placement completed by the Company in September 2008.  This exercise resulted in proceeds to the Company totaling $1,750,000.  The condition for such exercise was that the Company would modify certain terms of RimAsia’s warrant to purchase 4,000,000 shares of Common Stock, issued to RimAsia in a private placement completed by the Company in April 2009 (the “Series D Warrant”).  The Series D Warrant  was  amended to provide for (i) a three (3) year extension of the Termination Date (as defined in the Series D Warrant) from September 1, 2013 to September 1, 2016 and (ii) an increase in the average closing price that triggers the Company’s redemption option under the Series D Warrant from $3.50 to $5.00.

On May 19, 2010, the Company entered into a Common Stock Purchase Agreement with Commerce Court Small Cap Value Fund, Ltd., which provides that, subject to certain terms and conditions, Commerce Court is committed to purchase up to $20,000,000 worth of shares of the Company’s common stock over a term of approximately 24 months.  The Purchase Agreement provides that at the Company’s discretion, it may present Commerce Court with draw down notices under this $20 million equity line of credit arrangement from time to time, to purchase the Company’s Common Stock, provided certain price requirements are met and limited to 2.5% of the Company’s market capitalization at the time of such draw down.  The per share purchase price for these shares will equal the daily volume weighted average price of the Company’s common stock on each date during the draw down period on which shares are purchased, less a discount of 5.0%.  The Purchase Agreement also provides that the Company in its sole discretion may grant Commerce Court the right to exercise one or more options to purchase additional shares of Common Stock during each draw down period at a price which would be based on a discount calculated in the same manner as it is calculated in the draw down notice. The issuance of shares of common stock to Commerce Court pursuant to the Purchase Agreement, and the sale of those shares from time to time by Commerce Court to the public, are covered by an effective registration statement on Form S-3 filed with the SEC.

On May 27, 2010, the Company presented Commerce Court with a Draw Down Notice.  Pursuant to the Purchase Agreement, the shares were offered at a discount price to Commerce Court mutually agreed upon by the parties under the Purchase Agreement equal to 95.0% of the daily volume weighted average price of the common stock during the Pricing Period or a 5% discount.  Pursuant to the Draw Down Notice, the Company also granted Commerce Court the right to exercise one or more options to purchase additional shares of common stock during the Pricing Period, based on the trading price of the common stock. The Company settled with Commerce Court on the purchase of 685,226 shares of common stock under the terms of the Draw Down Notice and the Purchase Agreement at an aggregate purchase price of $1.8 million, or approximately $2.63 per share, on June 7, 2010.  The Company and Commerce Court agreed to waive the minimum threshold price of $3.00 per share set forth in the Purchase Agreement.  The Company received net proceeds from the sale of these shares of approximately $1.7 million after deducting its offering expenses.

Effective June 1, 2010, Fullbright exercised a warrant to purchase 400,000 shares of restricted Common Stock.  This warrant was issued to Fullbright in a private placement of securities by the Company in November 2008.  The exercise price was $1.75 per share, resulting in proceeds to the Company of $700,000.

On June 25, 2010, the Company entered into definitive securities purchase agreements with investors in a public offering, pursuant to which such investors agreed to purchase, and the Company agreed to sell, an aggregate of 2,325,582 Units, consisting of an aggregate of 2,325,582 shares of Common Stock and warrants to purchase an aggregate of 581,394 shares of Common Stock.  The offering closed on June 30, 2010 with gross proceeds of $5.0 million.  Each Unit was priced at $2.15 and consisted of one share of common stock and a warrant which will allow the investor to purchase 0.25 shares of common stock at a per share price of $2.75.  The warrants may be called by the Company in the event that the common stock trades over $4.50 per share for 10 consecutive trading days.  Subject to certain ownership limitations, the warrants were exercisable on the date of the closing and will expire 2 years thereafter.  The number of shares of Common Stock issuable upon exercise of the warrants and the exercise price of the warrants are adjustable in the event of stock dividends, splits, recapitalizations, reclassifications, combinations or exchanges of shares, reorganizations, liquidations, consolidation, acquisition of the Company (whether through merger or acquisition of substantially all the assets or stock of the Company) or similar events.  The net proceeds to the Company from such offering, after deducting the Placement Agent’s fees and expenses, the Company’s estimated offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering were approximately $4.55 million.

Pursuant to the terms and conditions of the Joint Venture Agreement, dividend distributions to EET and Merger Sub will be made in proportion to their respective ownership interests in Erye; provided, however, that for the three-year period commencing on the first day of the first fiscal quarter after the Joint Venture Agreement becomes effective distributions will be made as follows: (i) the 49% of undistributed profits (after tax) of the joint venture due EET will be distributed to EET and lent back to Erye to help finance costs in connection with their construction of and relocation to a new facility; and (ii) of the net profit (after tax) of the joint venture due Merger Sub, 45% will be provided to Erye as part of the new facility construction fund and will be characterized as paid-in capital for Merger Sub’s 51% interest in Erye, and 6% will be distributed to Merger Sub directly.  At June 30, 2010 these loans totaled $7,702,800 plus accrued interest of $227,500. The loan calls for interest to accrue at rate of 5% annually.  In addition, during the second quarter EET received an interest payment of approximately $192,000.

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

Erye is constructing a new pharmaceutical manufacturing facility and began transferring its operations in January 2010.  The relocation will continue as the new production lines are completed and receive cGMP certification through 2011. The new facility is estimated to cost approximately $30 million, of which approximately $24 million has been incurred through June 30, 2010. Construction has been and will continue to be self-funded by Erye and EET, the holder of the minority joint venture interest in Erye. We have agreed for a period of three years to reinvest in Erye approximately 90% of the net earnings we would be entitled to receive under the Joint Venture Agreement by reason of our 51% interest in Erye.

We are also engaged in other initiatives to expand our operations into China including with respect to technology licensing, establishment of stem cell processing and storage capabilities and research and clinical development. In June 2009 we established NeoStem (China) as our wholly foreign-owned subsidiary. To comply with PRC’s foreign investment regulations regarding stem cell research and development, clinical trials and related activities, we conduct our current stem cell business in the PRC through two domestic variable interest entities. We have incurred and expect to continue to incur substantial expenses in connection with our China activities.  In order to implement the establishment of the Beijing Facility, as of December 31, 2009, our Company, our WFOE  subsidiary NeoStem (China), and PCT entered into the PCT Agreement, whereby NeoStem and NeoStem (China) engaged PCT to perform the services necessary (1) to construct the Beijing Facility, consisting of a clean room for adult stem cell clinical trial processing and other stem cell collections which will have the processing capacity on an annual basis sufficient for at least 10,000 samples, research and development laboratory space, collection and stem cell storage area and offices, together with the furnishings and equipment, and (2) to effect the installation of quality control systems consisting of materials management, equipment maintenance and calibration, environmental monitoring and compliance and adult stem cell processing and preservation which comply with cGMP standards and regulatory standards that would be applicable in the United States under GTP standards, as well as all regulatory requirements applicable to the program under the laws of the PRC.  The aggregate cost of the program, including the Phase 1 equipment purchases, is expected to be approximately $3,000,000. The project commenced on April 1, 2010, and is anticipated to take approximately seven months to complete. We have the option to terminate the PCT Agreement without cause upon providing no less than 60 days written notice to PCT, subject to our obligation to pay for any services performed up to the date of termination and certain costs and expenses incurred by PCT.

We expect to rely partly on dividends paid to us by the WFOE under the contracts with the VIEs, and under the Joint Venture Agreement, attributable to our 51% ownership interest in Erye, to meet our future cash needs. However, there can be no assurance that the WFOE in China will receive payments uninterrupted or at all as arranged under the contracts with the VIEs. In addition, pursuant to the Joint Venture Agreement that governs the ownership and management of Erye, for the next three years: (i) 49% of undistributed profits (after tax) will be distributed to EET and loaned back to Erye for use in connection with its construction of the new Erye facility; (ii) 45% of the net profit after tax will be provided to Erye as part of the new facility construction fund, which will be characterized as paid-in capital for our 51% interest in Erye; and (iii) only 6% of the net profit will be distributed to us directly for our operating expenses.

The payment of dividends by entities organized under PRC law to non-PRC entities is subject to limitations. Regulations in the PRC currently permit payment of dividends by our WFOE and Erye only out of accumulated distributable earnings, if any, as determined in accordance with accounting standards and regulations in China. Moreover, our WFOE and Erye are required to appropriate from PRC GAAP profit after tax to other non-distributable reserve funds. These reserve funds include one or more of the following: (i) a general reserve, (ii) an enterprise expansion fund and (iii) a staff bonus and welfare fund. Subject to certain cumulative limits (i.e., 50% of the registered capital of the relevant company), the general reserve fund requires annual appropriation at 10% of after tax profit (as determined under accounting principles generally accepted in the PRC at each year-end); the appropriation to the other funds are at the discretion of WFOE and Erye. In addition, if Erye incurs debt on its own behalf in the future, the instruments governing the debt may restrict Erye’s or the joint venture’s ability to pay dividends or make other distributions to us. This may diminish the cash flow we receive from Erye’s operations, which would have a material adverse effect on our business, operating results and financial condition.

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

Although the Company does not have immediate plans to raise capital, we believe that we will need to raise additional capital to fund the development of advanced stem cell technologies and therapies in the U.S. and China, including the VSEL™ technology licensed from the University of Louisville and other regenerative technologies. We currently expect to fund our operating activities in the near term through the use of existing cash balances and moving forward through the use of a current equity line or other capital raising transaction, potential additional warrant and option exercises, the 6% of net profits to which we are entitled from Erye, and, ultimately, the growth of our revenue generating activities in China. In addition, we will continue to seek grants for scientific and clinical studies from the National Institutes of Health and other governmental agencies and foundations, but there can be no assurance that we will be successful in obtaining such grants.  We also review acquisition opportunities for revenue generating businesses around which we could consider raising capital.  At June 30, 2010, we had a cash balance of approximately $10.9 million.  The trading volume of our common stock, coupled with our history of operating losses and liquidity problems, may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of small cap biopharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital on acceptable terms could materially and adversely affect our business operations and ability to continue as a going concern.

The following table reflects a summary of NeoStem’s contractual cash obligations as of June 30, 2010 (in thousands):

	Total	Less than 1 Year	1- 3 Years	3-5 Years	More than 5 Years
Employment Agreements	$4,231.7	$2,252.0	$1,979.7	$-	$-
Facility Leases	2,170.2	958.5	1,211.7	-	-
License Fees	180.1	30.1	90.0	60.0	-
Sponsored Research Agreement with the University of Louisville	138.2	86.1	52.1	-	-
Consulting Agreements	1,339.4	1,017.4	322.0	-	-
Design & Construction of Laboratory	1,828.6	1,828.6	-	-	-
Director Fees	180.0	180.0	-	-	-
	$10,068.2	$6,352.7	$3,655.5	$60.0	$-

SEASONALITY

NeoStem does not believe that its operations are seasonal in nature.

OFF-BALANCE SHEET ARRANGEMENTS

NeoStem does not have any off-balance sheet arrangements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking” statements as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Additionally, statements concerning our ability to successfully develop the adult stem cell business at home and abroad, the future of regenerative medicine and the role of adult stem cells in that future, the future use of adult stem cells as a treatment option and the role of VSELTM technology in that future, and the potential revenue growth of such business are forward-looking statements. Our future operating results are dependent upon many factors, and our further development is highly dependent on future medical and research developments and market acceptance, which is outside its control. Forward-looking statements may not be realized due to a variety of factors, including, without limitation, (i) our ability to manage the business despite continuing operating losses and cash outflows; (ii) our ability to obtain sufficient capital or a strategic business arrangement to fund our operations and expansion plans, including meeting our financial obligations under various licensing and other strategic arrangements and the successful commercialization of the relevant technology; (iii) our ability to build the management and human resources and infrastructure necessary to support the growth of the business; (iv) competitive factors and developments beyond our control; (v) scientific and medical developments beyond our control; (vi) our inability to obtain appropriate governmental licenses or any other adverse effect or limitations caused by government regulation of the business; (vii) whether any of our current or future patent applications result in issued patents and our ability to obtain and maintain other rights to technology required or desirable for the conduct of our business; (viii) whether any potential strategic benefits of various licensing transactions will be realized and whether any potential benefits from the acquisition of these new licensed technologies will be realized; (ix) whether we can obtain the consents we may require to sublicensing arrangements from technology licensors in connection with technology development; (x) our ability to maintain our NYSE Amex listing; (xi) factors regarding our business in China and, generally, regarding doing business in China, including through our variable interest entity structure; and (xii) the other factors discussed in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the heading “Part I — Item 1A. Risk Factors” and in other periodic Company filings with the Securities and Exchange Commission.  The Company’s filings with the Securities and Exchange Commission are available for review at www.sec.gov under “Search for Company Filings.”

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  With respect to these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the uncertainties and factors described above, as well as others that we do not anticipate at this time.  Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of the end of the Company's quarter ended June 30, 2010 covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that due to the material weaknesses discussed below the Company's disclosure controls and procedures were not effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CBH, which was acquired by the Company on October 30, 2009, previously identified the material weaknesses identified below.  Because the acquisition was completed in the fourth quarter of 2009, the Company has not had sufficient time to remediate the material weaknesses previously identified by CBH.  However, since the filing date of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2010 the Company has made additional progress in remediating the material weaknesses previously identified by CBH.

Prior to the Merger, in its assessment of its internal control over financial reporting as of December 31, 2008, CBH identified in substance the material weaknesses set forth below.  As of September 30, 2009, CBH reported that such material weaknesses had not been remediated and continued to exist.

1. Insufficient U.S. GAAP qualified accounting and finance personnel.
As the U.S. GAAP closing process related to non-routine transactions and estimates, CBH did not have sufficient US GAAP qualified accounting and finance personnel necessary to close its books at its subsidiaries in China.  CBH's subsidiaries in China did not maintain books and records in accordance with US GAAP and had to make adjusting entries to prepare and report financial statements in accordance with US GAAP.  Because the accounting personnel were not familiar with US GAAP non-routine transactions and estimates were not properly accounted for under US GAAP. This material weakness resulted in adjustments to several significant accounts and disclosures and contributed to other material weaknesses described below.

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

As of June 30, 2010, the Company was unable to conclude that the above material weaknesses previously reported by CBH had been fully remediated.

Since the acquisition of CBH in the fourth quarter of 2009, the Company has been in the process of implementing the following remediation plans.

While the Company has sufficient US GAAP qualified accounting and financial personnel at the parent level, the accounting and financial accounting personnel at Company’s subsidiary, Erye, continue to need additional training on US GAAP.  The Company is seeking to remediate this by deploying its finance and accounting personnel to Erye to account for non-routine, complex transactions at the Erye level and to assist with Erye’s closing processes from time to time and use the services of another accounting firm for this role as well as to provide additional training on US GAAP to Erye’s personnel so they can do the accounting for Erye without significant participation from the Company’s finance and accounting personnel.

The Company does not believe its size warrants an internal audit staff. The Company engaged a public accounting firm to provide internal audit services in 2010, including to review and assess key risk areas such as revenue recognition, purchase approvals, inter-company transactions, cash receipt and cash disbursement authorizations, inventory safeguard and proper accumulation for cost of products as well as complex, non-routine transactions and will participate in the closing processes.

The parent Company’s Chief Financial Officer and Vice President of Finance, each of whom is US GAAP qualified, are participating in the quarterly financial statement closing process at the Erye subsidiary. The Company has established a process whereby the accounting reconciliation and analyses prepared by Erye as part of the financial statement closing process are reviewed by the parent Company’s Chief Financial Officer and its Vice President of Finance.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15, that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except that during the last fiscal quarter ended March 31, 2010 we extended the parent company internal controls to our new operations in China and these changes continued in the three months ended June 30, 2010.

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

We are a company with a limited operating history, limited capital, and limited sources of revenue. Since our inception in 1980, we have incurred net losses of approximately $81.8 million through June 30, 2010.  We incurred net losses attributable to common shareholders of approximately $10.1 million for the six month period ended June 30, 2010, approximately $25.3 million for the year ended December 31, 2009 and approximately $9.2 million for the year ended December 31, 2008, and we expect to incur additional operating losses and negative cash flow in the future. The revenues from our adult stem cell collection, processing and storage business are not sufficient to cover costs attributable to that business. We expect to incur losses and negative cash flow for the foreseeable future as a result of our activities under license and sponsored research agreements relating to our VSEL TM technology and other research and development efforts to advance stem cell and other therapeutics, both in the U.S. and China.  We also expect to continue to incur significant expenses related to sales, marketing, general and administrative and product research and development in connection with the development of our business.

Although Erye, a Chinese pharmaceutical company in which we recently acquired a 51% interest, had revenue of $35.2 million for the six months ended June 30, 2010 and $11.6 million in revenue for the year ended December 31, 2009 (this reflects Erye’s operations for the two months ended December 31, 2009 since the merger was effective October 30, 2009), it has only a limited history of earnings. Moreover, Erye is expected to incur significant expenses in the near term due to: (1) costs related to stabilizing and streamlining its operations; (2) costs related to the relocation of its production operations to a new facility currently under construction; (3) research and development costs related to new drug projects; and (4) costs related to expanding its existing sales network for new drug distribution. Pursuant to the current joint venture agreement that governs the ownership and management of Erye, or the Joint Venture Agreement, which has been approved in principle by PRC governmental authorities, for the next three years (i) 49% of undistributed profits, after tax, will be distributed to Suzhou Erye Economy and Trading Co. Ltd., or EET, which owns the remaining 49% of Erye, and loaned back to Erye for use in connection with its construction of the new Erye facility; (ii) 45% of the net profit after tax will be provided to Erye as part of the new facility construction fund, which will be characterized as paid-in capital for our 51% interest in Erye; and (iii) only 6% of the net profit will be distributed to us directly for our operating expenses.  As a result, we will not be able to supplement our cash flow fully from the operations and income expected to be generated by Erye.

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

At June 30, 2010, we had a cash balance of $10.9 million.  The trading volume of our common stock, coupled with our history of operating losses and liquidity problems, may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of small cap biopharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. As demonstrated over the last year, during times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital on acceptable terms could materially and adversely affect our business operations and ability to continue as a going concern.

We have a significant number of securities convertible into, or allowing the purchase of our common stock. Investors could be subject to increased dilution. Also, the issuance of additional shares as a result of such conversion or purchase, or their subsequent sale, could adversely affect the price of our common stock.

Investors in our company will be subject to increased dilution upon conversion of our preferred stock and upon the exercise of outstanding stock options and warrants.  There were 57,001,543 shares of our common stock outstanding as of August 16, 2010.  As of that date, preferred stock outstanding could be converted into 10,000 shares of our common stock and stock options and warrants outstanding that are exercisable represented an additional 30,720,242 shares of our common stock that could be issued in the future.  Most of the outstanding shares of our common stock, as well as the vast majority of the shares of our common stock that may be issued under our outstanding options and warrants, are not restricted from trading or have the contractual right to be registered.

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

As of August 16, 2010, our executive officers, directors, and 5%-or-more stockholders collectively beneficially owned 45,430,148 shares of our common stock.  These beneficial holdings represent 64.9% of our common stock on a fully-diluted basis. As a result, such persons may have the ability to exercise enhanced control over the approval process for actions that require stockholder approval, including: the election of our directors and the approval of mergers, sales of assets or other significant corporate transactions or other matters submitted for stockholder approval. Because of the beneficial ownership position of these persons and entities, other stockholders may have less influence over matters submitted for stockholder approval. Furthermore, at certain times the interests of our substantial stockholders may conflict with the interests of our other stockholders.

Some of our directors and officers have positions of responsibility with other entities, and therefore have loyalties and fiduciary obligations to both our company and such other entities. These dual positions subject such persons to conflicts of interest in related party transactions which may cause such related party transactions to have consequences to  our company that are less favorable than those which our Company could have attained in comparable transactions with unaffiliated entities.

Eric H.C. Wei, a member of our Board of Directors, is also the Managing Partner of RimAsia Capital Partners, L.P., or RimAsia. RimAsia, a substantial stockholder of our company, beneficially owns 43.3% of our common stock as of August 16, 2010. Shi Mingsheng (who became a director of our company in March 2010) and Madam Zhang Jian (the General Manager of Erye and the Company’s Vice President of Pharmaceutical Operations), together with certain other persons, have shared voting and dispositive power over the shares of our common stock held by Fullbright Finance Limited, or Fullbright. Fullbright is a substantial stockholder of our company, beneficially owning 8.3% of our common stock as of August 16, 2010. These relationships create, or, at a minimum, appear to create potential conflicts of interest when members of our company’s senior management are faced with decisions that could have different implications for our company and the other entities with which our directors or officers are associated.

Although the Company has established procedures designed to ensure that material related party transactions are fair to the Company, no assurance can be given as to how potentially conflicted board members or officers will evaluate their fiduciary duties to the Company and to other entities that they may owe fiduciary duties, respectively, or how such individuals will act in such circumstances. Furthermore, the appearance of conflicts, even if such conflicts ultimately do not harm the Company, might adversely affect the public’s perception of our business, as well as its relationship with its existing customers, licensors, licensees and service providers and its ability to enter into new relationships in the future.

Erye’s success is dependent upon its ability to establish and maintain its intellectual property rights.

In the PRC, there has been substantial litigation in the pharmaceutical industry with respect to the manufacturing, use and sale of new products. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. Erye has been and in the future may be required to commence or defend against charges relating to the infringement of patent or proprietary rights. Any such litigation could: (i) require Erye to incur substantial expense, even if it is insured or successful in the litigation; (ii) require Erye to divert significant time and effort of its technical and management personnel; (iii) result in the loss of its rights to develop or make certain products; and (iv) require Erye to pay substantial monetary damages or royalties in order to license proprietary rights from third parties.   Erye recently was a party to a patent and copyright infringement dispute with respect to a particular antibiotics complex it manufactured (representing less than 2% of Erye’s sales in 2009), as a result of which a judgment was rendered against Erye in the approximate amount of  5 million RMB (approximately $750,000) and enjoining it from manufacturing, marketing and selling this product. Erye is appealing the judgment and is also engaged in settlement negotiations.  See Note 13, Commitments and Contingencies, to the unaudited financial statements.

Erye's production will be concentrated in two production lines and Erye will be operating in a new facility.

Erye recently passed the government inspection by the State Food and Drug Administration (“SFDA”) in China to manufacture penicillin powder for injection and cephalosporin powder for injection at its new manufacturing facility which provides 50% greater manufacturing capacity than its existing plant.  The two production lines recently approved accounted for over 70% of Erye's product sales in 2009.  More recently, these two production lines became fully operational.  These production lines, coupled with the approval of the lines earlier in 2010 for solvent crystallization sterile penicillin and freeze dried raw sterile penicillin, is allowing Erye to relocate  over 90% of its 2009 sales to the new facility.  Any interruptions in production with respect to those lines once they are operational at the new facility will have a material adverse effect on Erye's business and ours.  There are inherent problems in commencing operations at any new production facility.  If Erye encounters operational difficulties in commencing production at its new facility, it could have a material adverse effect on Erye's business and ours.

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

Beginning in July of 2005, the PRC government changed its policy of pegging the value of Renminbi to the U.S. dollar. Under the new policy, the value of the Renminbi has fluctuated within a narrow and managed band against a basket of certain foreign currencies. However, the Chinese government has come under increasing U.S. and international pressure to revalue the Renminbi or to permit it to trade in a wider band, which many observers believe would lead to substantial appreciation of the Renminbi against the U.S. dollar and other major currencies. There can be no assurance that Renminbi will be stable against the U.S. dollar.  On June 19, 2010 the central bank of China announced that it will gradually modify its monetary policy and make the Renminbi’s exchange rate more flexible and allow the Renminbi to appreciate in value in line with its economic strength.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective May 26, 2010, the Company issued 25,000 shares of restricted common stock to an investor pursuant to the exercise of a warrant issued in a private placement of securities by the Company in May 2008.  The exercise price was $1.75 per share, resulting in proceeds to the Company of $43,750.

Effective June 1, 2010, the Company issued 400,000 shares of restricted common stock to Fullbright Finance Limited (“Fullbright”), pursuant to the exercise of a warrant issued to Fullbright in a private placement of securities by the Company in November 2008.  The exercise price was $1.75 per share, resulting in proceeds to the Company totaling $700,000.

Effective as of June 18, 2010, the Company issued to a law firm providing legal services to the Company with respect to obtaining funding from various agencies of the State of New Jersey and Federal Government among other things, a five year warrant to purchase 25,000 shares of restricted common stock at a per share exercise price of $2.52, vesting in its entirety on December 31, 2010.

Effective as of June 29, 2010, the Company entered into an agreement with a consultant to act as a special strategic advisor from June 29, 2010 through September 30, 2010.  In consideration for providing services under this agreement, in addition to certain specified cash consideration, the Company agreed to issue to the consultant 50,000 shares of restricted common stock, to vest in their entirety on September 30, 2010; and a five year warrant to purchase 50,000 shares of restricted common stock at a per share exercise price equal to $1.82, vesting in its entirety on September 30, 2010.

Effective as of June 30, 2010, the Company issued warrants to Rodman & Renshaw, LLC to purchase up to 93,023 shares of restricted common stock at a per share exercise price of $2.6875 (with certain rights of cashless exercise) expiring May 10, 2015.   These warrants were issued pursuant to the terms of a June 24, 2010 placement agent agreement under which Rodman & Renshaw, LLC acted as placement agent and  whereby the Company completed a registered direct transaction under a registration statement filed with the SEC which closed on June 30, 2010 and in which the Company sold 2,325,582 units at a purchase price of $2.15 per unit (for aggregate gross proceeds of $5 million).  The warrants issued to the placement agent were not covered by the registration statement.

The offer and sale by the Company of the securities described above were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions by an issuer not involving a public offering.  The offer and sale of such securities were made without general solicitation or advertising to “accredited investors” as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a)           Exhibits

Exhibit	Description	Reference

1(a)	Placement Agent Agreement, dated June 24, 2010, between NeoStem, Inc. and Rodman & Renshaw, LLC (1)	1.1
4(a)	Form of Common Stock Purchase Warrant for June 2010 (1)	4.1
4(b)	Form of Placement Agent Warrant for June 2010 (1)	4.2
10(a)	Form of Securities Purchase Agreement dated June 25, 2010 (1)	10.1
10(b)	Common Stock Purchase Agreement, dated as of May 19, 2010, by and between NeoStem, Inc. and Commerce Court Small Cap Value Fund, Ltd. (2)	10.1
10(c)	Amendment No. 2 dated April 29, 2010 to Exclusive License Agreement dated November 12, 2007 between Stem Cell Technologies, Inc. and the University of Louisville Research Foundation, Inc.*	10.1
10(d)	English translations of Supplemental Lease Agreement (Assignment) dated as of February 20, 2010 among NeoStem (China), Inc., Qingdao Niao Bio-Technology Company and Beijing Zhongguancun Life Science Park Development Co., Ltd. and related House Lease Agreement dated May 12, 2009 between Qingdao Niao Bio-Technology Company and Beijing Zhongguancun Life Science Park Development Co., Ltd.*	10.2
10(e)	Confidentiality Agreement dated as of April 30, 2010 between NeoStem, Inc. and Enhance BioMedical Holdings Limited*	10.3
10(f)	Consulting Agreement dated as of May 11, 2010 between NeoStem, Inc. and RimAsia Capital Partners, LP*	10.4
10(g)	Form of Stock Option Grant Agreement under NeoStem, Inc. 2009 Equity Compensation Plan *	10.5
10(h)	Form of Grant Agreement under NeoStem, Inc. 2009 Non-U.S. Based Equity Compensation Plan*	10.6
10(i)	Amendment No. 1 dated June 9, 2010 to Employment Agreement dated August 17, 2009 between NeoStem, Inc. and Anthony Salerno(3)	10.1
10(j)	Offer Letter dated June 9, 2010 between NeoStem, Inc. and Madam Zhang Jian(3)	10.2
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	31.1
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	31.2
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	32.1
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	32.2

(1)
Filed with the Securities and Exchange Commission on June 28, 2010 as an exhibit, numbered as indicated above, to our Current Report on Form 8-K dated June 25, 2010, which exhibit is incorporated here by reference

(2)
Filed with the Securities and Exchange Commission on May 19, 2010 as an exhibit, numbered as indicated above, to our Current Report on Form 8-K dated May 19, 2010, which exhibit is incorporated here by reference

(3)
Filed with the Securities and Exchange Commission on June 11, 2010 as an exhibit, numbered as indicated above, to our Current Report on Form 8-K dated June 9, 2010, which exhibit is incorporated here by reference

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOSTEM, INC. (Registrant)

By:	/s/ Robin Smith M.D.
Robin Smith M.D., Chief Executive Officer

Date: August 16, 2010

By:	/s/ Larry A. May
Larry A. May, Chief Financial Officer

Date: August 16, 2010

By:	/s/ Christopher C. Duignan
Christopher C. Duignan, Chief Accounting Officer

Date: August 16, 2010