Form 10-Q
period 2010-09-30
NeoStem, Inc.
filed 2010-11-12
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2010

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
Yes  ☐     No  ☒
57,614,858 SHARES, $.001 PAR VALUE, AS OF November 11, 2010

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$4,066,693	$7,159,369
Short term investments	257,415	287,333
Restricted cash	3,321,610	4,714,610
Accounts receivable trade, less allowance for doubtful accounts of $295,215 and $273,600, respectively	4,522,304	5,725,241
Inventories	14,670,611	12,979,008
Prepaids and other current assets	1,419,234	933,657
Total current assets	28,257,867	31,799,218

Property, plant and equipment, net	33,208,054	21,271,405
Land use rights, net	4,718,154	4,698,567
Goodwill	35,115,954	34,425,728
Intangible assets, net
Lease rights, net	381,751	633,136
Customer list, net	14,213,311	15,079,567
Other intangible assets, net	708,171	747,288
Total intangible assets, net	15,303,233	16,459,991

Other assets	367,266	238,941
	$116,970,528	$108,893,850

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$7,622,209	$8,263,718
Accrued liabilities	4,709,170	2,965,525
Bank loans	-	2,197,500
Notes payable	6,544,682	9,793,712
Unearned revenues	1,694,081	2,048,400
Total current liabilities	20,570,142	25,268,855

Long-term liabilities
Deferred tax liability	4,345,940	4,440,748
Deferred rent liability	49,513	-
Unearned revenues	217,510	224,705
Amount due related party	8,074,049	7,234,291

COMMITMENTS AND CONTINGENCIES

Convertible Redeemable Series C Preferred stock; 8,177,512 shares designated, liquidation value $12.50 per share; 8,177,512 shares issued and outstanding at December 31, 2009	-	13,720,048

EQUITY
Shareholders' Equity
Preferred stock; authorized, 20,000,000 shares	-	-
Series B convertible redeemable preferred stock liquidation value, 1 share of common stock, $.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at September 30, 2010 and December 31, 2009	100	100
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding, 57,613,794 at September 30, 2010 and 37,193,491 shares at December 31, 2009	57,613	37,193
Additional paid-in capital	132,974,293	95,709,491
Accumulated deficit	(88,978,685)	(71,699,191)
Accumulated other comprehensive income (loss)	1,583,208	(67,917)
Total shareholders' equity	45,636,529	23,979,676
Noncontrolling interests	38,076,845	34,025,527
Total equity	83,713,374	58,005,203
	$116,970,528	$108,893,850

See accompanying notes to consolidated financial statements.

NEOSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$16,475,558	$85,067	$51,716,260	$157,709
Cost of revenues	11,232,819	53,121	35,015,540	92,940
Gross profit	5,242,739	31,946	16,700,720	64,769

Research and development	1,679,945	1,829,775	5,113,487	2,599,667
Selling, general, and administrative	9,306,622	5,433,468	23,442,282	11,209,772

Operating loss	(5,743,828)	(7,231,297)	(11,855,049)	(13,744,670)

Other income (expense):
Other income (expense), net	45,829	13,123	31,326	25,816
Interest expense	(10,663)	(1,038)	(25,380)	(58,966)
	35,166	12,085	5,946	(33,150)

Loss from operations before provision for income taxes and noncontrolling interests	(5,708,662)	(7,219,212)	(11,849,103)	(13,777,820)
Provision for income taxes	285,976	-	1,191,179	-
Net loss	(5,994,638)	(7,219,212)	(13,040,282)	(13,777,820)

Less - net income attributable to noncontrolling interests	1,145,588	-	4,085,743	-
Net loss attributable to controlling interests	(7,140,226)	(7,219,212)	(17,126,025)	(13,777,820)

Preferred dividends	-	404,141	153,469	655,868
Net loss attributable to common shareholders	$(7,140,226)	$(7,623,353)	$(17,279,494)	$(14,433,688)

Basic and diluted loss per share	$(0.13)	$(0.90)	$(0.36)	$(1.78)

Weighted average common shares outstanding	56,777,430	8,511,150	48,599,359	8,096,469

See accompanying notes to consolidated financial statements.

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net Loss	$(13,040,282)	$(13,777,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock, stock options and warrants issued as payment for compensation, and services rendered	7,399,842	3,832,116
Depreciation and amortization	2,556,994	96,506
Loss on short-term investments	7,215	-
Bad debt expense	16,311	-
Deferred tax liability	(182,417)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(461,743)	(436,831)
Accounts receivable	1,278,573	(156,464)
Inventory	(1,405,838)	-
Unearned revenues	(392,040)	189,179
Other assets	(128,225)	-
Accounts payable, accrued expenses and other current liabilities	1,175,902	741,443
Net cash used in operating activities	(3,175,708)	(9,511,871)
Cash flows from investing activities:
Investment in short-term investments	(2,424,132)	-
Proceeds from short-term investments	2,452,015	-
Cash restricted as collateral for bank loans	1,463,710	(180,327)
Acquisition of property and equipment	(12,510,648)	(690,981)
Net cash used in investing activities	(11,019,055)	(871,308)
Cash flows from financing activities:
Net proceeds from the issuance of convertible redeemable preferred stock and warrants	-	15,669,220
Net proceeds from the exercise of warrants and options	3,101,850	-
Net proceeds from issuance of capital stock	13,138,948	-
Proceeds from related party	566,775	-
Repayment of bank loans	(2,203,650)	-
Proceeds from notes payable	13,256,799	1,431,453
Repayment of notes payable	(16,644,465)	(1,284,753)
Payment of dividend	(222,924)	-
Payment of capitalized lease obligations	-	(14,726)
Net cash provided by financing activities	10,993,333	15,801,194
Effect of currency exchange rate change	108,754	-
Net increase (decrease) in cash and cash equivalents	(3,092,676)	5,418,015
Cash and cash equivalents at beginning of period	7,159,369	430,786
Cash and cash equivalents at end of period	$4,066,693	$5,848,801

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$219,376	$17,823
Taxes	1,784,325	-
Supplemental Schedule of non-cash investing activities
Acquisition of property and equipment	348,488	-
Capitalized interest	307,200	-
Supplemental Schedule of non-cash financing activities
Financing costs for capital stock raises	75,466	-
Conversion of Convertible Redeemable Series C Preferred stock	13,720,048	-

See accompanying notes to consolidated financial statements.

NEOSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Company
NeoStem, Inc. (“NeoStem” or the “Company”) was incorporated under the laws of the State of Delaware in September 1980 under the name Fidelity Medical Services, Inc.  The Company’s corporate headquarters are located at 420 Lexington Avenue, Suite 450, New York, NY 10170, its telephone number is (212) 584-4180 and its website address is www.neostem.com.

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

In the U.S., the Company is a leading provider of adult stem cell collection, processing and storage services enabling healthy individuals to donate and store their stem cells for personal therapeutic use. Similar to the banking of cord blood, pre-donating cells at a younger age helps to ensure a supply of one’s own stem cells should they be needed for future medical treatment. The Company’s current network of U.S. adult stem cell collection centers is focused primarily in the Southern California and Northeast markets and during 2010 we have been entering into new agreements for collection centers with the goal of expanding our coverage to ten centers by the end of 2010.  Each collection center agreement is effectively a license that grants a physician practice the right to participate in the Company’s stem cell collection network and access to its stem cell banking technology, which includes its know-how, trade secrets, copyrights and other intellectual property rights owned by the Company and utilized in connection with the delivery of stem cell collection services.  The Company’s stem cell banking technology is proprietary and the subject of pending patent applications.  The terms of NeoStem’s collection center agreements are substantially similar. NeoStem grants to each physician practice serving as a collection center a non-exclusive license to use its trademarks and intellectual property but otherwise retains all rights thereto, and each collection center is bound by confidentiality obligations to NeoStem and non-competition provisions. NeoStem provides adult stem cell processing and storage services, as well as expertise and certain business, management and administrative services of a non-clinical nature in support of each physician practice serving as a collection center. In each case, the physician practice agrees that NeoStem will be its exclusive provider of adult stem cell processing and storage, management and other specified services. The agreements also make clear that since NeoStem is not licensed to practice medicine, NeoStem cannot and does not participate in clinical care or clinical decision making, both of which are exclusively the responsibility of the collection center (i.e., the responsibility of the physician or the medical practice).  The agreements provide for the payment to NeoStem by the collection center of specified fees that typically include upfront licensing fees and license maintenance fees.  As part of the licensing program, NeoStem also provides marketing and administrative support services. NeoStem does not have any equity or other ownership interest in any of the physician medical practices that serve as collection centers.  Each of the agreements is for a multi-year period, depending on the particular center, and typically has an automatic renewal provision for consecutive one year periods at the end of the initial term that also permits either party to terminate prior to renewal. The agreements may also relate to a territory from which patients seek collection services. The agreements contain insurance obligations and indemnification provisions, limitations on liability, non-compete provisions and other standard provisions. Generally, the agreements may be terminated by either party with prior written notice in the event of an uncured material breach by the other party and may be terminated by either party in the event of the other party’s bankruptcy, insolvency, receivership or other similar circumstances, or, depending on the agreement, certain other specified occurrences.

In addition to the Company’s services, the Company is conducting research and development activities on its own at its laboratory facility in Cambridge, Massachusetts and through collaborations in pursuit of diagnostic and therapeutic applications using autologous adult stem cells, including applications using its VSELTM Technology, with regard to very small embryonic-like stem cells, which it licenses from the University of Louisville.

In 2009, the Company began several China-based, adult stem cell initiatives including: (i) creating a separate China-based stem cell operation, (ii) constructing a stem cell research and development laboratory and processing facility in Beijing, (iii) establishing relationships with hospitals to provide stem cell-based therapies, and (iv) obtaining product licenses covering several adult stem cell therapeutics focused on regenerative medicine.   In 2010, the Company began offering stem cell banking services and certain stem cell therapies to patients in Asia, as well as to foreigners traveling to Asia seeking medical treatments that are either unavailable or cost prohibitive in their home countries.  In the third quarter of 2010, Weihai Municipal Price Bureau, the local authority in charge of pricing for public medical services in China,  approved the pricing for single side and bilateral arthroscopic orthopedic autologous adult stem cell based treatment licensed by the Company which is being administered at Wendeng Orthopedic Hospital based in Wendeng, Shandong Province, China, and Weihai Municipal Labor Bureau Medical Insurance Office approved Wendeng Hospital's application for reimbursement whereby patients are eligible to receive reimbursement for up to 80% of the cost of the orthopedic procedure under the new technology category.

The cornerstone of the Company’s China pharmaceuticals business is the 51% ownership interest it acquired in Erye in October 2009. On October 30, 2009, China Biopharmaceuticals Holdings, Inc. (“CBH”) merged with and into CBH Acquisition LLC (“CBH Merger Sub”), a wholly-owned subsidiary of NeoStem, with Merger Sub as the surviving entity (the “Erye Merger”). As a result of the Erye Merger, NeoStem acquired CBH’s 51% ownership interest in Erye, a Sino-foreign joint venture with limited liability organized under the laws of the People’s Republic of China.  Erye was founded more than 50 years ago and represents an established, vertically-integrated pharmaceutical business. Historically, Erye has concentrated its efforts on the manufacturing and distribution of generic antibiotic products and has received more than 160 production certificates from the State Food and Drug Administration of China (“SFDA”), covering both antibiotic prescription drugs and active pharmaceutical intermediates.

The results of operations for Erye are included in our consolidated results of operations beginning on October 30, 2009.  The results of operations for periods prior to October 30, 2009 reflect NeoStem as a stand-alone entity.

On September 16, 2010, the Board of Directors of NeoStem and on September 22, 2010 the Board of Managers of Progenitor Cell Therapy, LLC, a Delaware limited liability company (“PCT”), unanimously approved the merger (the “PCT Merger”) of NBS Acquisition Company, LLC, a newly formed wholly-owned subsidiary of NeoStem (“Subco”), with and into PCT pursuant to an Agreement and Plan of Merger, dated September 23, 2010 (as such agreement may be amended from time to time, the “PCT Agreement and Plan of Merger”), among NeoStem, PCT and Subco.  PCT is an internationally recognized cell therapy services and development company that, through its cell therapy manufacturing facilities and team of professionals, facilitates the preclinical and clinical development and eventual commercialization of cellular therapies for clients in the United States and internationally. To its clients, PCT offers current Good Manufacturing Practices (cGMP)-compliant cell transportation, manufacturing, storage and distribution services and supporting clinical trial design, process development, logistics, and regulatory and quality systems development services.  PCT serves the developing cell therapy industry, including biotechnology, pharmaceutical and medical products companies, health care providers, and academic investigators, from licensed, state-of-the-art cell therapy manufacturing facilities in Allendale, New Jersey and Mountain View, California. PCT supports the research of leading academic investigators designed to expedite the broad clinical application of cell therapy.

Pursuant to the terms of the PCT Agreement and Plan of Merger, all of the membership interests of PCT outstanding immediately prior to the effective time of the PCT Merger (the “Effective Time”) will be converted into the right to receive, in the aggregate, 11,200,000 shares of the common stock, par value $0.001 per share, of NeoStem (the “NeoStem Common Stock” or the “Parent Common Stock”) and, subject to the satisfaction of certain conditions, warrants to purchase a minimum of 1,000,000 shares and a maximum of  3,000,000 shares of NeoStem Common Stock, as follows:

(i)
common stock purchase warrants to purchase one million (1,000,000) shares of Parent Common Stock exercisable over a seven year period at an exercise price of $7.00 per share (the “$7.00 Warrants”), and which will vest only if a specified business milestone is accomplished within three (3) years of the closing date of the PCT Merger; and

(ii)
common stock purchase warrants to purchase one million (1,000,000) shares of Parent Common Stock exercisable over a seven year term at an exercise price of $3.00 per share (the “$3.00 Warrants”), if the volume weighted average of the closing prices of sales of Parent Common Stock on the NYSE-Amex for the  three (3) trading days ending on the trading day that is two (2) days prior to the closing date of the PCT Merger (the “Parent Per Share Value”) is less than $2.50; and

(iii)
common stock purchase warrants to purchase one million (1,000,000) shares of Parent Common Stock exercisable over a seven year period at an exercise price of $5.00 per share (the “$5.00 Warrants”) and, collectively with the $7.00 Warrants and the $3.00 Warrants (the “Warrants”), if the Parent Per Share Value is less than $1.70.

The shares of Parent Common Stock issuable in the PCT Merger are subject to adjustment, provided that in no event will NeoStem be required to issue more than 11,200,000 shares of NeoStem Common Stock.

Note 2 – Summary of Significant Accounting Policies
Principles of Consolidation: The consolidated financial statements include the accounts of NeoStem, Inc. and its wholly owned and partially owned subsidiaries and affiliates as listed below:

Entity	Percentage of Ownership	Location
NeoStem, Inc.	Parent Company	United States of America
NeoStem Therapies, Inc.	100%	United States of America
Stem Cell Technologies, Inc.	100%	United States of America
NeoStem (China) Inc.	100%	People’s Republic of China
Qingdao Niao Bio-Technology Ltd.*	*	People’s Republic of China
Beijing Ruijiao Bio-Technology Ltd.*	*	People’s Republic of China
China Biopharmaceuticals Holdings, Inc. (CBH)	100%	United States of America

Suzhou Erye Pharmaceuticals Company Ltd.	51% owned by CBH	People’s Republic of China

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

Basis of Presentation: The consolidated balance sheet as of September 30, 2010, the consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, and the consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 and related disclosures contained in the accompanying notes are unaudited. The consolidated balance sheet as of December 31, 2009 is derived from the audited consolidated financial statements included in the annual report filed on Form 10-K with the U.S. Securities and Exchange Commission (the “SEC”) as adjusted – see Note 4. The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States of America for interim financial information and in accordance with the instructions of the SEC on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated balance sheet as of September 30, 2010 and the results of operations and cash flows for the periods ended September 30, 2010 and 2009 have been made. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or for any other period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.  In particular, at December 31, 2009, the Company reclassified short term investments of $287,300 from Prepaid and other current assets to Short term investments, unearned revenues in excess of one year of $224,700 from Current liabilities to Long-term liabilities. In addition, for the Statement of Cash Flows for the nine months ended September 30, 2009 the Company revised its presentation of the reconciliation of cash flows from operating activities to reconcile such cash flows from Net loss attributable to common shareholders to Net Loss.  Lastly, the company reclassed the 2009 amount related to Cash restricted as collateral for bank loans from financing activities to investing activities.

In reviewing share-based payment expense to both employees and non-employees, the Company recorded an adjustment in the three months ended September 30, 2010 of approximately $920,000 to reduce share-based payment expense for amounts previously recognized in the prior quarters of 2010 and in the year ended December 31, 2009.

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

Concentration of Risks: For the three and nine months ended September 30, 2010, two major suppliers provided approximately 16.5% and 19.7%, respectively, of Erye’s purchases of raw materials with each supplier individually accounting for approximately 8.8%  and 7.7%, and 11.7%  and 8.0%,  respectively. As of September 30, 2010, the total accounts payable to the two major suppliers was 19.6% of the total accounts payable balance.

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

Approximately 70% of Erye’s sales are derived from products that use penicillin or cephalosporin as the key active ingredient. These products are manufactured on two of the eight production lines in Erye’s manufacturing facility. Any issues or incidents that might disrupt the manufacturing of products requiring penicillin or cephalosporin could have a material impact on the operating results of Erye.  Any interruption or cessation in production could impact market sales.

Restricted Cash: Restricted cash represents cash required to be deposited with banks in China as collateral for the balance of bank notes payable and are subject to withdrawal restrictions according to the agreement with the bank. The required deposit rate is approximately 30-50% of the notes payable balance.

Accounts Receivable: Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. The Company applies judgment in connection with establishing the allowance for doubtful accounts. Specifically, the Company analyzes the aging of accounts receivable balances, historical bad debts, customer concentration and credit-worthiness, current economic trends and changes in the Company’s customer payment terms. Significant changes in customer concentrations or payment terms, deterioration of customer credit-worthiness or weakening economic trends could have a significant impact on the collectability of the receivables and the Company’s operating results. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Management regularly reviews the aging of receivables and changes in payment trends by its customers, and records a reserve when it believes collection of amounts due are at risk.

Inventories: Inventories are stated at the lower of cost or market using the first-in, first-out basis. The Company reviews its inventory periodically and will reduce inventory to its net realizable value depending on certain factors, such as product demand, remaining shelf life, future marketing plans, obsolescence and slow-moving inventories.

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Raw materials	$5,178.8	$6,338.8
Work in process	2,844.7	666.7
Finished goods	6,647.1	5,973.5
Total inventory	$14,670.6	$12,979.0

Property, Plant, and Equipment: The cost of property and equipment is depreciated over the estimated useful lives of the related assets of 3 to 30 years. The cost of computer software programs are amortized over their estimated useful lives of five years. Depreciation is computed on the straight-line method. Repairs and maintenance expenditures that do not extend original asset lives are charged to expense as incurred.

Property, plant, and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Building and improvements	$1,644.0	$-
Machinery and equipment	23,890.7	3,289.3
Lab equipment	699.8	704.2
Furniture and fixtures	301.1	273.2
Vehicles	269.8	75.3
Software	91.9	81.7
Leasehold improvements	64.9	58.4
Construction in progress	7,640.5	17,075.1
	34,602.7	21,557.2
Accumulated depreciation	(1,394.6)	(285.8)
Total property, plant, and equipment	$33,208.1	$21,271.4

The Company’s results included depreciation expense of approximately $581,818 and $27,692 for the three months ended September 30, 2010 and 2009, respectively, and $1,058,718 and $70,099 for the nine months ended September 30, 2010 and 2009, respectively.

Erye is constructing a new factory and is in the process of relocating to the new facility as the project is completed. Construction in progress is related to this production facility which is being built in accordance with the PRC’s Good Manufacturing Practices (“GMP”) Standard. The Company expects that the construction will be completed in 2011; however, certain elements of the project have been completed and put into service in 2010.  The estimated additional cost to complete construction will be approximately $7.5 million.  No depreciation is provided for construction-in-progress until such time the assets are completed and placed into service. Interest incurred during the period of construction, if material, is capitalized.

Income Taxes: The Company recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company continues to evaluate the accounting for uncertainty in tax positions.  The guidance requires companies to recognize in their financial statements the impact of a tax position if the position is more likely than not of being sustained on audit. The position ascertained inherently requires judgment and estimates by management.  For the three and nine months ended September 30, 2010 and 2009, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary.  The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

Comprehensive Income (Loss): The accumulated other comprehensive income (loss) balance at September 30, 2010 and December 31, 2009 in the amount of $1,583,200 and $(67,900), respectively, is comprised entirely of cumulative gains and losses resulting from foreign currency translation.  Comprehensive loss for the three and nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(5,994.6)	$(7,219.2)	$(13,040.3)	$(13,777.8)
Other comprehensive income (loss)
Foreign currency translation	1,483.4	(7.5)	1,651.1	(7.6)
Total other comprehensive income (loss)	1,483.4	(7.5)	1,651.1	(7.6)
Comprehensive loss	(4,511.2)	(7,226.7)	(11,389.2)	(13,785.4)
Comprehensive income attributable to non controlling interests	1,864.0	-	4,877.8	-
Comprehensive loss attributable to common shareholders	$(6,375.3)	$(7,226.7)	$(16,267.0)	$(13,785.4)

Goodwill: Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. The Company reviews recorded goodwill for potential impairment annually or upon the occurrence of an impairment indicator. The Company performs its annual impairment test as of December 31 each year.   See Note 4.

Intangible Assets: Accounting standards require purchased intangible assets other than goodwill to be amortized over their useful lives unless those lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Definite-lived intangible assets, consist of patents and rights associated primarily with the VSEL™ Technology, patent rights owned by Erye, a lease right between Erye and its 49% shareholder, and Eyre’s customer list. These intangible assets are amortized on a straight line basis over their respective lives. See Note 5.

Impairment of Long-lived Assets:  The Company reviews long-lived assets and certain identifiable intangibles  for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. If other events or changes in circumstances indicate that the carrying amount of an asset that the Company expects to hold and use may not be recoverable, the Company will estimate the undiscounted future cash flows expected to result from the use of the asset or its eventual disposition, and recognize an impairment loss. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Accounting for Share-Based Compensation Expense: The Company records share-based payment expense at fair value.  The Company utilizes the Black-Scholes valuation method for determination of share-based compensation expense.  The Company accounts for share-based compensation transactions with non-employees in which services are received in exchange for the equity instruments based upon the fair value of the equity instruments issued.  Generally, the Company recognizes the fair value of share-based compensation expense in net income on a straight-line basis over the requisite service period.  See Note 9.  For those awards that contain performance conditions, expense is generally recognized when the performance condition is deemed probable of occurring.

Earnings Per Share: Basic loss per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net loss attributable to common shareholders by the weighted average shares outstanding during the period. Diluted loss per share, which is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented as such potentially dilutive securities are anti-dilutive in all periods presented. For the three and nine months ended September 30, 2010 and 2009, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of earnings per share. At September 30, 2010 and 2009, the Company excluded the following potentially dilutive securities:

	September 30, 2010	September 30, 2009
Stock Options	13,558,214	4,633,300
Warrants	17,352,028	18,196,780
Series D Convertible Redeemable Preferred Stock	-	12,932,510

Revenue Recognition: The Company recognizes revenue from pharmaceutical and pharmaceutical intermediary products sales when title has passed, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable, and the collection of the related receivable is probable which is generally at the time of delivery.  The Company initiated the collection and banking of autologous adult stem cells in the fourth quarter of 2006. The Company recognizes revenue related to the collection and cryopreservation of autologous adult stem cells when the cryopreservation process is completed which is generally twenty four hours after cells have been collected. Revenue related to advance payments of storage fees is recognized ratably over the period covered by the advanced payments. The Company earns revenue, in the form of license fees, from physicians seeking to establish autologous adult stem cell collection centers. These license fees are typically billed upon signing of the collection center agreement and qualification of the physician by the Company’s credentialing committee and at various times during the term of license agreement based on the terms of the specific agreement. The Company also receives licensing fees from a licensee for use of its technology and knowledge to operate an adult stem cell banking operation in China, which licensing fees are recognized as revenues ratably over the appropriate period of time to which the revenue element relates. In addition, the Company earns royalties for the use of its name and scientific information in connection with its License and Referral Agreement with Ceregenex Corporation (see Note 12), which royalties are recognized as revenue when they are received.

Revenues for the three and nine months ended September 30, 2010 and 2009 were comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Prescription drugs and intermediary pharmaceutical products	$16,378.1	$-	$51,500.6	$-
Stem cell revenues	62.0	82.6	128.4	141.2
Other revenues	35.5	2.5	87.3	16.5

	$16,475.6	$85.1	$51,716.3	$157.7

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

Level 3 inputs are defined as unobservable inputs for the assets or liabilities.  Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The Company determined the fair value of funds invested in short term investments, which are considered trading securities, to be level 1 inputs measured by quoted prices of the securities in active markets. The Company determined the fair value of funds invested in money market funds to be level 2 inputs, which does not entail material subjectivity because the methodology employed does not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010, and December 31, 2009 (in thousands):

	September 30, 2010
	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Money Market Funds	-	$1.0	-

Short term investments	$257.4	-	-

	December 31, 2009
	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Money Market Funds	-	$1,031.0	-

Short term investments	$287.3	-	-

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and notes payable.

Foreign Currency Translation: As the Company’s Chinese pharmaceutical business is a self-contained and integrated entity, and the Company’s Chinese stem cell business’ future cash flow is expected to be sufficient to service its additional financing requirements, the Chinese subsidiaries’ functional currency is the Renminbi (“RMB”), and the Company’s reporting currency is the US dollar.  Results of foreign operations are translated at the average exchange rates during the period, and assets and liabilities are translated at the closing rate at the end of each reporting period. Cash flows are also translated at average exchange rates for the period, therefore, amounts reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) and amounted to $1,583,200 and $(67,900) as of September 30, 2010 and December 31, 2009 respectively.

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

The general reserve is used to offset extraordinary losses. Subject to approval by the relevant authorities, a subsidiary may, upon a resolution passed by the shareholders, convert the general reserve into registered capital provided that the remaining general reserve after the conversion shall be at least 25% of the registered capital of the subsidiary before the capital increase as a result of the conversion. The staff welfare and bonus reserve is used for the collective welfare of the employees of the subsidiary. The enterprise expansion reserve is for the expansion of the subsidiary’s operations and can also be converted to registered capital upon a resolution passed by the shareholders subject to approval by the relevant authorities. These reserves represent appropriations of the retained earnings determined in accordance with Chinese law, and are not distributable as cash dividends to the parent company, NeoStem. Statutory reserves are $1,204,600 and $1,126,300 as of September 30, 2010 and December 31, 2009, respectively.

Relevant PRC statutory laws and regulations permit payment of dividends by the Company’s PRC subsidiaries only out of their accumulated earnings, if any, as determined in accordance with PRC accounting standards and regulations. As a result of these PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets either in the form of dividends, loans or advances. The restricted amount was $211,100 at September 30, 2010, and $213,100 at December 31, 2009.

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

In October 2009, the FASB issued new guidance which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company will not early adopt the guidance and will continue evaluting the impact of this new guidance on its consolidated financial statements.

In January 2010, the FASB amended the existing disclosure guidance on fair value measurements, which was effective January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective January 1, 2011. Among other things, the updated guidance requires additional disclosure for the amounts of significant transfers in and out of Level 1 and Level 2 measurements and requires certain Level 3 disclosures on a gross basis. Additionally, the updates amend existing guidance to require a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. Since the amended guidance requires only additional disclosures, the adoption of the provisions effective January 1, 2010 did not, and for the provisions effective in 2011 will not materially, impact its consolidated financial statements.

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

Note 4 – Acquisitions
On October 30, 2009, NeoStem consummated the Erye Merger pursuant to which CBH was merged with and into Merger Sub, a wholly-owned subsidiary of NeoStem, with Merger Sub as the surviving entity in accordance with the terms of the Agreement and Plan of Merger, dated November 2, 2008, as amended (“Merger Agreement”) by and between NeoStem, Merger Sub, CBH and China Biopharmaceuticals Corp., a wholly-owned subsidiary of CBH (“CBC”).  As a result of the Erye Merger, NeoStem acquired CBH’s 51% ownership interest in Erye, a Sino-foreign joint venture with limited liability organized under the laws of the PRC.  Erye specializes in the production and sale of pharmaceutical products, as well as chemicals used in pharmaceutical products.  Erye, which was founded more than 50 years ago, currently manufactures and has received more than 160 production certifications from the SFDA covering both antibiotic prescription drugs and active pharmaceutical intermediaries.   Suzhou Erye Economy and Trading Co. Ltd. (“EET”) owns the remaining 49% ownership interest in Erye.  The Company and EET have negotiated a revised joint venture agreement, which has been approved in principle by the PRC governmental authorities.

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

The fair value of the identifiable net assets acquired in the Erye Merger was $34,904,300. The fair value of the equity issued as consideration by NeoStem was $35,073,600 and the fair value of the noncontrolling interests of Erye was $33,698,200. The goodwill that has been created by this acquisition is reflective of the values and opportunities of expanded access to healthcare in the PRC, the designation of certain antibiotics as essential medicines in China, and that a majority of Erye’s antibiotics are on the central or provincial governments’ drug formularies. Due to the structure of the transaction, none of the goodwill is expected to be tax deductible.

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

A preliminary allocation of the consideration transferred to the net assets of Erye was made as of the acquisition date. During the first nine months of 2010, the Company adjusted the preliminary values assigned to certain assets and liabilities in order to reflect additional information obtained since the Erye Merger date. The estimated purchase price allocation is subject to revision based on additional valuation work that is being conducted.  The final allocation is pending the receipt of this valuation work and the completion of the Company’s internal review, which is expected in the fourth quarter 2010. Under business combinations accounting guidance, the Company has up to one year from the date of the Erye Merger to finalize the allocation of the consideration transferred. A preliminary assessment of valuation work currently being completed indicates that Goodwill could be decreased approximately $7 million to $9.5 million with a corresponding increase in long lived and indefinite lived intangible assets, net of an increase in deferred tax liabilities. Increases in amortization of intangible assets is not expected to have a material impact on the net loss reported for 2009 or the net loss reported for the nine months ended September 30, 2010.

A preliminary allocation of the consideration transferred to the net assets of CBH was made as of the Erye Merger date. During the nine months ended September 30, 2010, the Company continued to review its preliminary allocation of the purchase price associated with the Erye Merger and made the following retrospective adjustments as of the Erye Merger date:

The Company determined that finished goods inventory acquired in connection with the Erye Merger was incorrectly valued and should have been increased by approximately $1,917,000 to step-up such inventory to fair value at the Erye Merger date.  Such finished goods inventory has been sold through December 31, 2009.  Therefore, at December 31, 2009, there is no effect on the reported balance of inventories in the consolidated balance sheets.

The Company determined that the fair value of the acquired customer list intangible asset was incorrectly valued by approximately $1,700,000 due to the inclusion of future tax benefits that will not be realized for local Chinese tax purposes in the Company’s estimates of future cash flows used to value this intangible asset.

The Company determined that it had incorrectly accounted for the book/tax basis differences that arose in recording the fair value of the net assets acquired in connection with the Erye Merger.  Such increases to fair value, while deductible for book purposes, are not deductible for local Chinese tax purposes but require recognition of the impact such non-deductibility will have on future tax expense.  Specifically, the Company did not establish at the Erye Merger date deferred tax liabilities of approximately $4,720,800 for such book/tax basis differences.

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

	As Previously Reported	Adjustment	As Adjusted
Consolidated Balance Sheet
Assets:
Current assets	$31,799.2	$-	$31,799.2
Property, plant and equipment, net	21,299.4	(28.0)	21,271.4
Goodwill	29,862.1	4,563.6	34,425.7
Land use rights, net	4,698.6	-	4,698.6
Lease rights	633.2	-	633.2
Customer list, net	16,756.1	(1,676.5)	15,079.6
Other intanbilbles	747.3	-	747.3
Other assets	238.9	-	238.9
	$106,034.8	$2,859.1	$108,893.9

Liabilities and Equity
Current liabilities	$25,493.6	$-	$25,493.6
Deferred tax liability	-	4,440.7	4,440.7
Amount due related party	7,234.3	-	7,234.3

Convertible redeemable Series C preferred stock	13,720.0	-	13,720.0

Preferred stock Series B convertible, redeemable	0.1	-	0.1
Common stock	37.2	-	37.2
Additional paid in capital	95,709.5	-	95,709.5
Accumulated deficit	(70,878.8)	(820.3)	(71,699.1)
Accumulated other comprehensive loss	(67.9)	-	(67.9)
Non controlling interests	34,786.8	(761.3)	34,025.5
Total equity	59,586.9	(1,581.6)	58,005.3
	$106,034.8	$2,859.0	$108,893.9

Consolidated Statement of Operations	As Previously Reported	Adjustment	As Adjusted
Revenues	$11,565.1	$-	$11,565.1
Cost of revenues	7,587.2	1,917.0	9,504.2
Gross Profit	3,977.9	(1,917.0)	2,060.9

Research and Development	4,318.8	-	4,318.8
Selling, general and administrative	23,459.6	(28.4)	23,431.2
Operating Loss	(23,800.5)	(1,888.6)	(25,689.1)

Other income (expense):
Other income (expense), net	(1.4)	-	(1.4)
Interest expense	(37.8)	-	(37.8)
	(39.2)	0.0	(39.2)

Loss from operations before provision for income taxes and non-controlling interests	(23,839.7)	(1,888.6)	(25,728.3)
Provision for taxes	344.2	(280.0)	64.2
Net loss	(24,183.9)	(1,608.6)	(26,092.9)

Less-net income (loss) attributable to non-controlling interests	1,088.6	(788.2)	300.4
Net Loss attributable to controlling Interests	(25,272.5)	(820.4)	(26,092.9)

Preferred Dividends	5,612.0	-	5,612.0
Net Loss attributable to common shareholders	$(30,884.5)	$(820.4)	$(31,704.9)

Basic and diluted loss per share	$(2.37)		$(2.44)

Weighted average common shares outstanding	13,019,518		13,019,518

Consolidated Statement of Equity	As Previously Reported	Adjustment	As Adjusted
Preferred stock Series B convertible, redeemable	$0.1	$-	$0.1
Common stock	37.2	-	37.2
Additional paid in capital	95,709.5	-	95,709.5
Accumulated deficit	(70,878.8)	(820.4)	(71,699.2)
Accumulated other comprehensive loss	(67.9)	-	(67.9)
Non controlling interests	34,786.8	(788.2)	33,998.6
Total equity	$59,586.9	$(1,608.6)	$57,978.3

Consolidated Statement of Cash Flow	As Previously Reported	Adjustment	As Adjusted
Cash flows from operating activities:
Net Loss	$(24,183.9)	$(1,608.6)	$(25,792.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Common Stock, stock options and warrants issued as payment for compensation and services rendered	12,324.0	-	12,324.0
Depreciation and amortization	577.0	(28.4)	548.6
Bad debt expense	(90.2)	-	(90.2)
Deferred tax liability	-	(280.0)	(280.0)
Realization of step in basis of inventory received at date of acquisition	-	1,917.0	1,917.0
Unearned revenues
Deferred acquisition costs
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,796.7	-	1,796.7
Accounts receivable	571.7	-	571.7
Inventory	(2,427.1)	-	(2,427.1)
Other assets	(238.9)	-	(238.9)
Unearned revenues	1,991.8	-	1,991.8
Payments to related party	(243.8)	-	(243.8)
Accounts payable, accrued expenses	-	-	-
and other current liabilities	1,274.7	-	1,274.7

Net cash used in operating activities	(8,648.0)	-	(8,648.0)
Cash associated with Merger	696.5	-	696.5
Acquisition of property and equipment	(2,387.6)	-	(2,387.6)
Net cash used in investing activities	(1,691.1)	-	(1,691.1)

Net proceeds from issuance of Series D Preferred Stock	15,669.2	-	15,669.2
Proceeds from bank loans	2,197.5	-	2,197.5
Cash restricted as collateral for bank loans	(959.9)	-	(959.9)
Proceeds from notes payable	2,918.3	-	2,918.3
Payment of capitalized lease obligations	(14.7)	-	(14.7)
Proceeds from sale of convertible debentures	(2,742.7)	-	(2,742.7)
Net cash provided by financing activities	17,067.7	-	17,067.7
Net increase in cash	6,728.6	-	6,728.6
Cash and cash equivalents at beginning of year	430.8	-	430.8
Cash and cash equivalents at end of year	$7,159.4	$-	$7,159.4

Presented below is the unaudited proforma information as if the acquisition had occurred at the beginning of the three and nine months ended September 30, 2009 along with a comparison to the reported results for the three and nine ended September 30, 2010 (in thousands, except share and per share amounts):

(in $000 except for Per Share Data)	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(As Reported)	(Proforma)	(As Reported)	(Proforma)
Revenues	$16,475.6	$17,074.1	$51,716.3	$45,181.6
Cost of revenues	11,232.9	11,273.3	35,015.5	30,139.0
Gross Profit	5,242.7	5,800.8	16,700.8	15,042.6

Research and development	1,679.9	1,898.5	5,113.5	2,941.1
Selling, general and administrative	9,306.6	7,034.0	23,442.3	16,037.0
Operating loss	(5,743.8)	(3,131.7)	(11,855.0)	(3,935.5)

Other income (expense), net	35.2	58.0	5.9	(14.7)
Loss from operations before provision for income taxes and noncontrolling interests	(5,708.6)	(3,073.7)	(11,849.1)	(3,950.2)
Provision for taxes	286.0	493.5	1,191.2	1,295.1
Net loss	(5,994.6)	(3,567.2)	(13,040.3)	(5,245.3)
Less-net income attributable to noncontrolling interests	1,145.6	1,789.3	4,085.7	4,188.2
Preferred dividends	-	404.1	153.5	655.9
Net loss attributable to common shareholders	$(7,140.2)	$(5,760.6)	$(17,279.5)	$(10,089.4)

Basic and diluted loss per share	$(0.13)	$(0.26)	$(0.36)	$(0.46)
Weighted average common shares outstanding	56,777,430	22,464,655	48,599,359	22,049,974

The unaudited supplemental pro forma financial information should not be considered indicative of the results that would have occurred if the Erye Merger had been consummated on January 1, 2009, nor are they indicative of future results.

Note 5 – Intangible Assets
At September 30, 2010, the Company’s intangible assets consisted of patent applications and rights associated with the VSEL ™ Technology which constitutes the principal assets acquired in the acquisition of Stem Cells Technologies, Inc., patent rights owned by Erye, a lease right between Erye and EET (the 49% shareholder of Erye) for the use of Erye’s current manufacturing plant in Suzhou and Erye’s customer list.

As of September 30, 2010 and December 31, 2009, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

		September 30, 2010			December 31, 2009
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets obtained in the CBH acquisition
Lease rights	2	$704.8	$(323.0)	$381.8	$690.7	$(57.6)	$633.1
Customer list	10	15,647.7	(1,434.4)	14,213.3	15,335.1	(255.6)	15,079.5
Patents	8	153.8	(17.8)	136.0	150.3	(2.7)	147.6
Intangible assets obtained in the Stem Cell Technologies, Inc.
VSEL patent rights	19	669.0	(96.8)	572.2	672.8	(73.1)	599.7
Total Intangible Assets		$17,175.3	$(1,872.0)	$15,303.3	$16,848.9	$(389.0)	$16,459.9

Total intangible amortization expense is classified in each of the operating expense categories for the periods included below as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenues	$87.1	$-	$259.8	$-
Selling, general, and administrative	401.2	-	1,185.6	8.8
Research and development	-	8.8	8.8	17.6

Estimated intangible amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Years Ending December 31,	Amount
2010 (remainder)	$493.0
2011	1,913.1
2012	1,619.4
2013	1,619.4
2014	1,619.4
Thereafter	8,039.0
Total	$15,303.3

Note 6– Accrued Liabilities

Accrued liabilities are as follows (in thousands):

	September 30, 2010	December 31, 2009
Income taxes payable	$1,510.8	$1,842.0
Patent infringement	747.3	-
VAT payable	641.8	-
Professional fees	458.1	116.8
Accrued construction costs	348.5	-
Security deposits	268.6	-
Salaries and related taxes	265.1	531.6
Utilities accrual	120.7	-
Collection cost	87.2	85.2
Benefits payable	82.8	-
Franchise taxes	25.4	139.0
Rent expense	24.2	69.1
Dividends payable	-	69.4
Other	128.7	112.4

	$4,709.2	$2,965.5

Note 7 – Notes Payable and Bank Loan

In December 2009, in order to facilitate working capital requirements in China, NeoStem (China) issued a promissory note to the Bank of Rizhao Qingdao Branch for approximately $645,500. The note bore an interest rate of 4.05%. The note was repaid in the second quarter of 2010. The loan was collateralized by cash in a restricted bank account totaling approximately $761,300 and these funds were returned when the note was repaid.

On May 25, 2010 NeoStem (China) issued a promissory note to the Bank of Rizhao Qingdao Branch for approximately $538,000 due November 25, 2010 and bearing interest at 4.86% per annum.  The loan is collateralized by cash in a restricted bank account totaling approximately $608,900.  In addition, in May 2010 NeoStem (China) entered into a pledge agreement with the bank pledging all of its interest in its VIEs as additional collateral for the loan.

In December 2009, Erye obtained a loan of approximately $2,200,500 from the Industrial and Commercial Bank with an interest rate of 4.86% and was due in June 2010. In April 2010 this loan was paid in full.

Erye has approximately $5,951,900 of notes payable outstanding as of September 30, 2010. Notes are payable to the banks who issue bank notes to Erye’s creditors.  Notes payable are interest free and usually mature after a three to six month period.  In order to issue notes payable on behalf of Erye, the banks required collateral, such as cash deposits which were approximately 30%-50% of notes to be issued, or properties owned by Erye.  Restricted cash pledged as collateral for the balance of notes payable at September 30, 2010 and December 31, 2009, amounted to approximately $2,720,700 and  $3,955,400, respectively.  At September 30, 2010 and December 31, 2009 the restricted cash amounted to 45.7% and 43.2% of the notes payable Erye issued, and the remainder of the notes payable is collateralized by pledging the land use right Erye owns, which amounted to approximately $1,935,100 and $1,896,900 at  September 30, 2010 and December 31, 2009, respectively.

The Company has financed certain insurance policies and has notes payable at September 30, 2010 of approximately $54,700 related to these policies. These notes require monthly payments and mature in less than one year.

Note 8 – Convertible Redeemable Series C Preferred Stock
On October 30, 2009, pursuant to the terms of the Merger Agreement, the Company issued 8,177,512 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”) to RimAsia Capital Partners, L.P. (“RimAsia”) in exchange for certain outstanding CBH securities.

On May 17, 2010, RimAsia at its option converted its 8,177,512 shares of Series C Preferred Stock into 9,086,124 shares of the Company's common stock at a conversion rate of 0.90 shares of Series C Preferred Stock for 1.0 shares of the Company’s common stock. Following this conversion, there are no shares of Series C Preferred Stock outstanding and RimAsia will not be entitled to receive any dividends on such shares, to receive notices or to vote such shares or to exercise or to enjoy any other powers, preferences or rights in respect thereof; provided however that RimAsia was entitled to receive a cash payment of $153,500 which is equal to the dividends accrued but unpaid through from January 1, 2010 to May 17, 2010. This payment was made on May 25, 2010.

Note 9 – Shareholders’ Equity

Common Stock:

The authorized common stock of the Company is 500 million shares, par value $0.001 per share.

On February 18, 2010, the Company completed a public offering of its common stock, selling 5,750,000 shares priced at $1.35 per share. The Company received approximately $6,819,500 in net proceeds from the offering, after underwriting discounts, commissions and expenses, of approximately $943,000 of which approximately $75,400 was unpaid as of September 30, 2010.

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

On May 17, 2010, RimAsia, the holder of 8,177,512 shares of Series C Preferred Stock issued by the Company in connection with the Erye Merger, at its option, converted its 8,177,512 shares of Series C Preferred Stock into 9,086,124 shares of the Company's common stock at a conversion rate of 0.90 shares of Series C Preferred Stock for 1.0 shares of the Company’s common stock.

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

On May 27, 2010, the Company presented Commerce Court with a Draw Down Notice.  Pursuant to the Purchase Agreement, the shares were offered at a discount price to Commerce Court mutually agreed upon by the parties under the Purchase Agreement equal to 95.0% of the daily volume weighted average price of the common stock during the Pricing Period or a 5% discount.  Pursuant to the Draw Down Notice, the Company also granted Commerce Court the right to exercise one or more options to purchase additional shares of common stock during the Pricing Period, based on the trading price of the common stock. The Company settled with Commerce Court on the purchase of 685,226 shares of common stock under the terms of the Draw Down Notice and the Purchase Agreement at an aggregate purchase price of $1,802,100, or approximately $2.63 per share, on June 7, 2010.  The Company and Commerce Court agreed to waive the minimum threshold price of $3.00 per share set forth in the Purchase Agreement.  The Company received net proceeds from the sale of these shares of approximately $1,746,100 after deducting its offering expenses.

On June 1, 2010, Fullbright Finance Limited exercised a warrant to purchase 400,000 shares of restricted Common Stock.  This warrant was issued to Fullbright in a private placement of securities by the Company in November 2008.  The exercise price was $1.75 per share, resulting in proceeds to the Company of $700,000.

On June 25, 2010, the Company entered into definitive securities purchase agreements with investors in a registered direct public offering, pursuant to which such investors agreed to purchase, and the Company agreed to sell, an aggregate of 2,325,582 Units, consisting of an aggregate of 2,325,582 shares of common stock and warrants to purchase an aggregate of 581,394 shares of common stock.  The offering closed on June 30, 2010 with gross proceeds of $5,000,000.  Each Unit was priced at $2.15 and consisted of one share of common stock and a warrant which will allow the investor to purchase 0.25 shares of common stock at a per share price of $2.75.  The warrants may be called by the Company in the event that the common stock trades over $4.50 per share for 10 consecutive trading days.  Subject to certain ownership limitations, the warrants will be exercisable on the date of the closing and will expire 2 years thereafter.  The number of shares of common stock issuable upon exercise of the warrants and the exercise price of the warrants are adjustable in the event of stock dividends, splits, recapitalizations, reclassifications, combinations or exchanges of shares, reorganizations, liquidations, consolidation, acquisition of the Company (whether through merger or acquisition of substantially all the assets or stock of the Company) or similar events.  The issuance of the securities in this offering was registered on a registration statement on Form S-3 filed with the SEC.  Rodman & Renshaw LLC acted as the Company’s placement agent in this offering and received a total payment of $340,000 in fees and expenses and Placement Agent Warrants to purchase up to 93,023 shares of our Common Stock at an exercise price of $2.6875 per share expiring May 10, 2015. The Placement Agent Warrants are not covered by the Form S-3.  The net proceeds to the Company from such offering, after deducting the Placement Agent’s fees and expenses, the Company’s estimated offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering were approximately $4,497,900.

On July 7, 2010, the Company entered into a consulting agreement pursuant to which a consultant was retained to assist the Company in providing sponsorship of the Company’s securities in the public markets and to perform investor relations services for a three month term.  In consideration for providing services under this agreement, the Company issued to the consultant 150,000 shares of restricted common stock, to vest as to one-third on each of the first, second and third one-month anniversaries of the effective date of the agreement.

On July 27, 2010, consistent with the Company’s previously disclosed intention to provide support for a charitable foundation, The Stem for Life Foundation (the “Foundation”), which promotes public awareness, funds research and development and subsidizes stem cell collection and storage programs, the Company issued to the Foundation 150,000 shares of restricted common stock with a fair value of $298,500.  The issuance of such securities was subject to the approval of the Audit Committee, the Compensation Committee and the NYSE Amex.  On July 2, 2010, the Company also contributed $75,000 to the Foundation.

On September 30, 2010 a warrant holder exercised a warrant to purchase 600,000 shares of Common Stock. The exercise price was $.78 per share, resulting in proceeds to the Company of $468,000.

Warrants:

The Company has issued common stock purchase warrants from time to time to investors in private placements and public offerings, and to certain vendors, underwriters, placement agents and consultants of the Company. A total of 17,352,028 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of September 30, 2010 at prices ranging from $0.50 to $6.50 and expiring through April 2017.

During the three and nine months ended September 30, 2010 the Company issued warrants for services as follows ($ in thousands):

	Number of Common
	Stock Purchase		Value of Common Stock		Common Stock Purchase
	Warrants Issued		Purchase Warrants Issued		Warrant Expense Recognized
	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended	Ended	Ended
	9/30/2010	9/30/2010	9/30/2010	9/30/2010	9/30/2010	9/30/2010

Warrants issued for investor relations services	-	200,000	$-	$242.7	$(70.8)	$121.4

Warrants issued for consulting services	25,000	350,000	32.9	425.6	(103.4)	221.5

Warrants issued for legal services	-	77,000	-	104.0	26.9	74.5

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

Warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2009	19,838,802	$3.00
Granted	1,301,417	2.25
Exercised	(2,025,000)	1.46
Expired	(1,613,191)	6.54
Cancelled	(150,000)	2.78
Balance at September 30, 2010	17,352,028	$2.80	4.0	$651,689

At September 30, 2010 the outstanding warrants by range of exercise prices are as follows:

		Weighted Average
	Number Outstanding	Remaining	Number Exercisable
Exercise Price	September 30, 2010	Contractual Life (years)	September 30, 2010
$0.50 to $1.01	99,000	3.11	83,000
$1.01 to $1.99	1,442,709	3.23	1,241,709
$1.99 to $2.53	13,202,512	4.51	13,169,179
$2.53 to $5.99	929,928	2.29	929,928
$5.99 to $6.50	1,677,879	1.98	1,677,879
	17,352,028	2.80	17,101,695

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

The 2009 Equity Plan was originally adopted by the shareholders of the Company on May 8, 2009.  On October 29, 2009, the shareholders of the Company approved an amendment to the 2009 Equity Plan to increase the number of shares of common stock available for issuance thereunder from 3,800,000 to 9,750,000.  At the 2010 Annual Meeting of Stockholders of the Company held on June 2, 2010, the shareholders approved an amendment to increase this number to 13,750,000.  In September 2010, the Board of Directors authorized an amendment subject to shareholder approval to further increase this number by 2,000,000 shares.

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

The Company’s results include share-based compensation expense of $2,453,100 and $1,368,200 for the three months ended September 30, 2010 and 2009, respectively and $5,982,500 and $2,766,600 for the nine months ended September 30, 2010 and 2009, respectively.  Options vesting on the accomplishment of business milestones will not be recognized for compensation purposes until such milestones are deemed probable of accomplishment. At September 30, 2010 there were options to purchase 1,726,075 shares outstanding that will vest upon the accomplishment of business milestones and will be accounted for as an operating expense when such business milestones are deemed probable of accomplishment.

The weighted average estimated fair value of stock options granted in the three and nine months ended September 30, 2010 was $1.34 and $1.61, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of the Company’s stock. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees.

The range of assumptions made in calculating the fair values of options are as follows (the same assumptions were used for warrants, the term for the warrant is based on the life of the warrant):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Expected term (in years)	2 to 10	10	2 to 10	10

Expected volatility	91% - 100%	187% to 197%	91% - 122%	187% to 217%

Expected dividend yield	0%	0%	0%	0%

Risk-free interest rate	0.42% - 3.00%	3.33% to 3.66%	0.42% - 3.58%	3.33% to 3.81%

Stock option activity under the U.S. Equity Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Average Intrinsic Value
Balance at December 31, 2009	8,340,574	$1.93
Granted	1,906,000	1.86
Exercised	(90,000)	1.56
Forfeited	(98,360)	1.61
Balance at September 30, 2010	10,058,214	$1.87	8.5	$2,033,736

Vested and Exercisable at September 30, 2010	5,850,835			$1,030,180

	Number Outstanding	Weighted Average	Number Exercisable
	September 30, 2010	Remaining Contractual Term	September 30, 2010
Exercise Price
$ 0.71 to $ 1.89	4,827,000	8.98	2,144,000
$ 1.89 to $ 1.96	3,123,664	7.40	2,437,617
$ 1.96 to $ 4.96	2,056,200	9.21	1,217,868
$ 4.96 to $ 7.01	27,250	4.84	27,250
$ 7.01 to $15.00	24,100	4.20	24,100
	10,058,214		5,850,835

Stock option activity under the Non U.S. Equity Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Average Intrinsic Value
Balance at December 31, 2009	1,650,000	$2.04
Granted	1,850,000	2.06
Exercised	-
Expired	-
Cancelled	-
Balance at September 30, 2010	3,500,000	$2.05	9.5	$228,000

Vested and Exercisable at Septmber 30, 2010	766,666			$-

	Number Outstanding	Weighted Average	Number Exercisable
	September 30, 2010	Remaining Contractual Term	September 30, 2010
Exercise Price
$ 1.65 to $ 1.93	600,000	9.93	-
$ 1.93 to $ 2.08	1,650,000	9.08	416,666
$ 2.08 to $ 2.22	650,000	9.70	150,000
$ 2.22 to $ 2.36	600,000	9.72	200,000
	3,500,000		766,666

The total fair value of shares vested during the three and nine  months ended September 30, 2010 was $3,334,677 and $4,781,806, respectively.

The number of remaining shares authorized to be issued under the various equity plans are as follows:

	US Equity Plan	Non US Equity Plan
Shares Authorized for Issuance under 2003 Equity Plan	2,500,000	-
Shares Authorized for Issuance under 2009 Equity Plan	13,750,000	-
Shares Authorized for Issuance under Non US Equity Plan	-	8,700,000
	16,250,000	8,700,000
Outstanding Options - US Equity Plan	(10,058,214)
Exercised Options	(92,500)	-
Outstanding Options - Non US Equity Plan		(3,500,000)
Common shares issued under the option plans	(2,160,535)	(885,000)
Total common shares remaining to be issued under the Option Plans	3,938,751	4,315,000

As of September 30, 2010, there was approximately $9,037,725 of total unrecognized compensation costs related to unvested stock option awards of which $5,876,909 of unrecognized compensation expense is related to stock options that vest over a weighted average life of 2.2 years. The balance of unrecognized compensation costs, $3,160,817, is related to stock options that vest based on the accomplishment of business milestones as to which expense is generally recognized when such milestones become probable of being achieved.

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

The Company determined that a book/tax basis difference exists in recording the fair value of the intangible assets acquired in connection with the Erye Merger.  Increasing the value of the acquired assets to fair value, while deductible for book purposes, is not deductible for local Chinese tax purposes but requires recognition of the impact such non-deductibility will have on future tax expense.  Specifically, the Company established as of the Erye Merger date deferred tax liabilities of approximately $4,720,800 for such book/tax basis difference. This deferred tax liability will be recognized ratably as amortization of certain intangible assets occurs.

Note 11 – Segment Information
Historically, the Company’s operations have been conducted in only one geographical segment and since March 31, 2007 the Company had realized revenue only from one industry segment, the banking of adult autologous stem cells. In June 2009, the Company established NeoStem (China), Inc. (“NeoStem China” or the “WFOE”) as a wholly foreign owned subsidiary of the Company. The WFOE is domiciled in Qingdao and under its scope of business approved by the PRC regulatory authorities, the WFOE may engage in the research and development, transfer and technological consultation service of bio-technology, regenerative medical technology and anti-aging technology (excluding the development or application of human stem cell, gene diagnosis and treatment technologies); consultation of economic information; import, export and wholesaling of machinery and equipment (the import and export do not involve the goods specifically stipulated in/by state-operated trade, import and export quota license, export quota bidding, export permit, etc.). In furtherance of complying with PRC’s foreign investment prohibition on stem cell research and development, clinical trials and related activities, the Company conducts its current business in the PRC via two domestic variable interest entities. On October 30, 2009, in connection with the Erye Merger, the Company acquired CBH’s 51% ownership interest in Erye which specializes in research and development, production and sales of pharmaceutical products, as well as chemicals used in pharmaceutical products.  As a result, the Company now operates in the United States and China.

The Company’s segment data is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
United States
Stem Cell Revenues	$32.0	$82.6	$98.4	$141.2
Other Revenues	29.1	2.5	59.2	16.5
China
Prescription drugs and intermediary pharmaceutical products	16,378.1	-	51,500.6	-
Stem Cell Revenues	30.0	-	30.0	-
Other Revenues	6.4	-	28.1	-
	$16,475.6	$85.1	$51,716.3	$157.7

Income/(loss) from operations:
United States	$(6,658.7)	$(5,693.1)	$(16,547.0)	$(11,068.1)
China	914.9	(1,538.2)	4,691.9	(2,676.6)
	$(5,743.8)	$(7,231.3)	$(11,855.1)	$(13,744.7)

Total Assets
	September 30, 2010		December 31, 2009
United States	$4,723.5		$3,895.5
China	112,247.0		104,998.4
	$116,970.5		$108,893.9

Note 12 – Related Party Transactions
On April 30, 2009, the Company entered into a License and Referral Agreement with Promethean Corporation, now Ceregenex Corporation (“Ceregenex”), through its subsidiary Ceres Living, Inc. (“Ceres”) to use certain Company marks and publications in connection with certain sales and marketing activities relating to its nutritional supplement known as AIO Premium Cellular (the “Product”); and in connection with the license, Ceres will pay to the Company or the Stem for Life Foundation specified fees  for  each unit of the Product sold; and Ceres shall engage in a referral service with respect to the Company’s adult stem cell collection and storage activities. Ceres will receive a specified fee from the Company for each client referred who completes and pays for a stem cell collection. The term of the agreement is three years with each party having the right to renew annually, thereafter. The Stem for Life Foundation is a 501(c)(3) charitable organization of which the Company’s CEO, and Vice President and General Counsel, are directors and the President and Secretary, respectively, and of which the Company participated in the founding.  The CEO of Ceregenex is in an exclusive relationship with the CEO of the Company. The Company has earned $4,446 and $13,196 in royalties in connection with this agreement during the three and nine months ended September 30, 2010, respectively.  The royalty payments were not material in 2009.  Additionally Ceregenex has been responsible for referral of certain clients for the Company’s stem cell collection business and receives a commission of 10% for such referrals.  Through September 30, 2010 these commissions were not significant.

At September 30, 2010, Erye owed EET, the 49% shareholder of Erye, $8,074,100.  Included in the amounts owed to EET are:

•
Dividends paid and loaned back to Erye amounting to $7,847,200 and accrued interest of $458,700, the interest rate on this loan is 5.31%.  Erye made an interest payment of approximately $195,600 in February 2010.

•	Advances to EET of $626,600; and

•	A non interest bearing loan from EET of $394,800 due 2011.

Note 13 – Commitments and Contingencies
On May 26, 2006, the Company entered into an employment agreement with Dr. Robin L. Smith, pursuant to which agreement, as amended to date, Dr. Smith serves as the Chief Executive Officer of the Company.

Effective as of September 27, 2009, Dr. Smith’s annual base salary is $332,750, increased by 10% annually on that date.  On July 29, 2009, the Company amended the terms of its employment agreement with Dr. Smith by means of a letter agreement to extend the term of Dr. Smith’s employment to December 31, 2011 and subject to the consummation of the Erye Merger with CBH (which Erye Merger was consummated on October 30, 2009), award Dr. Smith a $275,000 cash bonus for 2009 and comparable minimum annual bonuses for 2010 and 2011.  The Company maintains key-man life insurance on Dr. Smith in the amount of $3,000,000.  As of October 29, 2009, the Compensation Committee approved the reimbursement to Dr. Smith of premiums, up to $4,000 annually, for disability insurance covering Dr. Smith.  The Company has also agreed to pay membership and annual fees for a club in New York of Dr. Smith’s choice for business entertaining and meetings, and a car allowance equal to $1,000 per month.

Per Dr. Smith’s January 26, 2007 letter agreement with the Company, upon termination of Dr. Smith’s employment by the Company without cause or by Dr. Smith with good reason, the Company shall pay to Dr. Smith her base salary at the time of termination for the two year period following such termination.   Dr. Smith’s September 27, 2007 letter agreement provides that such payment of severance can be made instead in 12 equal monthly installments beginning the date of termination.  In addition, per Dr. Smith’s May 26, 2006 employment agreement, upon termination of Dr. Smith’s employment by the Company without cause or by Dr. Smith for good reason, Dr. Smith is entitled to: (i) a pro-rata bonus based on the annual bonus received for the prior year; (ii) COBRA payments for a one year period; and (iii) have all options that would have vested during the 12-month period following the date of termination, become fully vested and , together with all other fully vested options, remain exercisable for a maximum of 48 months (but in no event longer than the original term of exercise.) Upon termination of Dr. Smith’s employment by the Company for cause or by Dr. Smith without good reason, Dr. Smith is entitled to: (i) the payment of all amounts due for services rendered under the agreement up until the termination date; and (ii) have all vested options remain exercisable for a period of ninety days (all stock options which have not vested shall be forfeited.)  Upon termination for death or disability, Dr. Smith (or her estate) is entitled to: (i) the payment of all amounts due for services rendered under the agreement until the termination date; (ii) family COBRA payments for the applicable term; and (iii) have all vested options remain exercisable for a maximum of 48 months (but in no event longer than the original term of exercise).

Per Dr. Smith’s May 26, 2006 employment agreement, upon a change in control of the Company, options held by Dr. Smith shall be governed by the terms of applicable agreements and equity compensation plans, but in any event at least 75% of Dr. Smith’s then unvested options shall become immediately vested and exercisable upon a change in control. Further, in the event Dr. Smith voluntarily terminates her employment without good reason following a change in control, Dr. Smith shall be entitled to: (i) the payment of base salary for one year; (ii) a pro-rata bonus based on the annual bonus received for the prior year; (iii) COBRA payments for a one year period; and (iv) have all options which would have vested during the 12-month period following the date of termination, become fully vested and, together with all other fully vested options, remain exercisable for a maximum of 48 months (but in no event longer than the original term of exercise).

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

As of October 29, 2009, the Compensation Committee of the Board (i) awarded Ms. Vaczy a $50,000 cash bonus, 50% of which was payable in 2009 and the remaining 50% payable upon the achievement of a business milestone (which was achieved in February 2010), (ii) increased Ms. Vaczy’s salary from $182,500 to $191,000 effective as of November 1, 2009, and (iii) approved the payment of dues to a private club of Ms. Vaczy’s choosing for business entertaining and meetings (not to exceed $6,000 annually).

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

On July 7, 2010, pursuant to a letter agreement (the “Employment Agreement Extension”) entered into with Catherine M. Vaczy, Esq., the Company’s Vice President and General Counsel, the Company extended Ms. Vaczy’s employment agreement dated January 26, 2007, as amended on January 9, 2008 and August 29, 2008 and reinstated and extended on July 8, 2009 for a one year term (as so amended and extended, the “Original Employment Agreement”).  The Employment Agreement Extension was effective as of July 7, 2010 (the “Effective Date”) and continues through December 31, 2011 (as extended, the “Term”).  The Employment Agreement Extension provides that during the Term, Ms. Vaczy shall receive (i) a base salary of $211,000 per annum which will be increased by ten percent (10%) on the one year anniversary of the Effective Date; (ii) a bonus of $50,000, half of which was payable upon the Effective Date and half of which is payable upon achievement of a business milestone; (iii) a minimum bonus of $60,000 during the second year of the Term; (iv) an  option (the “Option”) on the Effective Date under the Company’s 2009 Plan to purchase 350,000 shares of the Company’s common stock, which shall vest and become exercisable as to 100,000 shares on the one year anniversary of the Effective Date, 50,000 shares on December 31, 2011, and as to the remaining 200,000 shares upon the achievement of specified business milestones, the per share exercise price of the Option is equal to the closing price of the common stock on the Effective Date and the Option is subject to all the terms and conditions of the 2009 Plan; (v) the costs of personal stem cell collection; and (vi) business club dues not to exceed $5,000 annually.  Except as set forth in the Employment Agreement Extension, the terms of the Original Employment Agreement remain unchanged.

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

In November 2007, the Company entered into an acquisition agreement with UTEK Corporation ("UTEK") and Stem Cell Technologies, Inc., a wholly owned subsidiary of UTEK ("SCTI"), pursuant to which the Company acquired all the issued and outstanding common stock of SCTI in a stock-for-stock exchange. SCTI contains an exclusive, worldwide license to a technology developed by researchers at the University of Louisville to identify and isolate rare stem cells from adult human bone marrow, called very small embryonic like stem cells. Concurrent with the SCTI acquisition, NeoStem entered into a sponsored research agreement (“SRA”) with the University of Louisville under which NeoStem has been supporting further research in the laboratory of Mariusz Ratajczak, M.D., Ph.D. a co-inventor of the VSEL™ Technology and head of the Stem Cell Biology Program at the James Brown Cancer Center at the University of Louisville. The SRA, which has been periodically amended, called for payments in 2008 of $50,000, 2009 of $65,337, and 2010 of $86,068, of which $158,371 has been paid.  An additional $95,128 is payable in 2011 until December 31, 2011, the end of the term.

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

As of December 31, 2009, the Company, NeoStem (China), Inc., and Progenitor Cell Therapy, LLC, a Delaware limited liability company ("PCT”), entered into an Agreement (the “Agreement”) whereby NeoStem and NeoStem China engaged PCT to perform the services necessary (1) to construct in Beijing, China a facility consisting of a clean room for adult stem cell clinical trial processing and other stem cell collections which will have the processing capacity on an annual basis sufficient for at least 10,000 samples, research and development laboratory space, collection and stem cell storage area and offices, together with the furnishings and equipment and (2) install quality control systems consisting of materials management, equipment maintenance and calibration, environmental monitoring and compliance and adult stem cell processing and preservation which comply with cGMP standards and  regulatory standards that would be applicable in the United States under GTP standards, as well as all regulatory requirement applicable to the program under the laws of the PRC.  The aggregate cost of the program, including the phase 1 equipment purchases, is expected to be approximately $3 million.  The project is anticipated to take until the end of 2010 to complete.  PCT has agreed to provide at least 90 days of support services to NeoStem for an additional fee after completion of the project, which is renewable at NeoStem's request for an additional 90 days.  See Note 1, The Company, for information on the proposed Merger of PCT with and into a wholly-owned subsidiary of the Company.

In connection with the issuance to investors and service providers of many of the shares of the Company’s common stock and warrants to purchase common stock previously disclosed and described herein, the Company granted the holders registration rights providing for the registration of such shares of common stock and shares of common stock underlying warrants on a registration statement to be filed with the Securities and Exchange Commission so as to permit the resale of those shares.  Certain of the registration rights agreements provided for penalties for failure to file or failure to obtain an effective registration statement.  With respect to satisfying its obligations to the holders of these registration rights, the Company is in various positions.  The Company filed a registration statement as required for some of the holders, but to date, the Company has not had such registration statement declared effective.  As to some holders, the Company has not yet satisfied its obligation to file.  Certain holders with outstanding registration rights have previously  waived their registration rights.  No holder has yet asserted any claim against the Company with respect to a failure to satisfy any registration obligations.  Were someone to assert a claim against the Company for breach of registration obligations, the Company believes it has several defenses that would result in relieving it from some or any liability, although no assurances can be given.  The Company also notes that damage claims may be limited, as (i) all shares of Common Stock as to which registration rights attached are currently salable under Rule 144 of the Securities Act or are currently subject to lock-up agreements and (ii) during much of the relevant periods the warrants with registration rights generally have been out of the money or are currently subject to lock-up agreements.  Accordingly, were holders to assert claims against the Company based on breach of the Company’s obligation to register, the Company believes that the Company’s maximum exposure from non-related parties would not be material.

Xiangbei Welman Pharmaceutical Co., Ltd. v Suzhou Erye Pharmaceutical Co., Ltd. and Hunan Weichu Pharmacy Co., Ltd. involves a patent infringement dispute with respect to a particular antibiotics complex manufactured by Erye (the “Product”).  The Changsha Intermediate People’s Court in Hunan Province, PRC in the foregoing case rendered a judgment on May 13, 2010 against Erye as follows: (i) awarding plaintiff Xiangbei Welman damages and costs of approximately 5 million RMB (approximately $750,000) against Erye which was fully accrued for at September 30, 2010; and (ii) enjoining Erye from manufacturing, marketing and selling the Product.  The Product represented less than 2% of Erye’s sales in 2009.  Erye has appealed the court judgment, and is also engaged in settlement negotiations.

A related but separate lawsuit entitled Xiangbei Welman Pharmaceutical Co., Ltd. v Suzhou Erye Pharmaceutical Co., Ltd. and Hunan Weichu Pharmacy Co., Ltd., involves a copyright infringement dispute with respect to package inserts of the same Product.  The Changsha Intermediate People’s Court in Hunan Province, PRC rendered a decision on August 3, 2010 against Erye, dismissing its appeal from a lower court’s judgment made by the People’s Court of Yuelu District, Changsha City, which (i) enjoins Erye from copying and using the package inserts for the Product and selling the drugs with the aforesaid package inserts; and (ii) awarding Welman economic losses of approximately 50,000 RMB (approximately $7,500) against Erye.  This decision is final.

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

The Overview

Through our expansion efforts within China and with the acquisition in October 2009 of a controlling interest in Suzhou Erye Pharmaceuticals Company Ltd., or Erye, we transitioned into a multi-dimensional international biopharmaceutical company with product and service revenues, global research and development capabilities and operations in three distinct business units: (i) U.S. adult stem cells, (ii) China adult stem cells, and (iii) China pharmaceuticals. These business units are expected to provide platforms for the accelerated development and commercialization of innovative technologies and products in both the U.S. and China.

•
U.S. adult stem cells — We will continue to focus on growing our stem cell collection, processing and storage business and expanding our research and development activities for diagnostic and therapeutic applications.

•
China adult stem cells — We are in the process of launching several stem cell-focused initiatives which include therapeutic applications, the first of which is orthopedic, as well as related collection, processing and storage.

•
China pharmaceuticals — Our ownership interest in Erye, a leading antibiotics producer in China, positions us to take advantage of China’s growth in healthcare spending through Erye’s existing pharmaceutical product portfolio, as well as from products we may develop or license.

The Merger – Erye

On October 30, 2009, pursuant to the Merger Agreement with CBH, we acquired a 51% ownership interest in Erye through a wholly owned subsidiary.  The results of operations for Erye are included in our consolidated results of operations beginning on October 30, 2009.  Accordingly the year over year comparisons reflect NeoStem as a stand-alone entity for 2009 and the combined results for Erye and NeoStem for 2010.

Erye was founded more than 50 years ago and represents an established, vertically-integrated pharmaceutical business, focused primarily on antibiotics. Suzhou Erye Economy and Trading Co. Ltd., or EET, owns the remaining 49% ownership interest in Erye. We and EET have negotiated a revised joint venture agreement (the “Joint Venture Agreement”) which governs our ownership of Erye.

Pursuant to the terms and conditions of the Joint Venture Agreement, dividend distributions to EET and our subsidiary (“Merger Sub”) will be made in proportion to their respective ownership interests in Erye; provided, however, that for the three-year period which commenced on the first day of the first fiscal quarter after the Joint Venture Agreement became effective (currently approximately another two years) distributions will be made as follows: (i) 49% of undistributed profits (after tax) of the joint venture due EET will be distributed to EET and lent back to Erye to help finance costs in connection with their construction of and relocation to a new facility; and (ii) of the net profit (after tax) of the joint venture due Merger Sub, 45% will be provided to Erye as part of the new facility construction fund and will be characterized as paid-in capital for Merger Sub’s 51% interest in Erye, and 6% will be distributed to Merger Sub directly.    As of September 30, 2010 distributions totaling approximately $7,306,700 had been deferred and EET has received and lent back approximately $7,847,200.

Results of Operations

Revenue

Three Months and Nine Months Ended September 30, 2010 and September 30, 2009

For the three months ended September 30, 2010, total revenues were $16,475,600 compared to $85,100 for the three months ended September 30, 2009. Revenues for the three months ended September 30, 2010 were comprised of $16,384,500 of pharmaceutical product sales, $30,000 from stem cell therapies in China and $61,100 related to stem cell collections, license fees, royalties and other revenue in the United States. The pharmaceutical product sales represent sales generated by Erye.  The stem cell revenues generated in the United States for the three months ended September 30, 2010 and 2009 were derived from a combination of revenues from the collection of autologous adult stem cells and license fees collected from collection centers in our network. In the three months ended September 30, 2010, NeoStem realized its first stem cell therapy revenues in China which totaled $30,000.  In the United States, for the three months ended September 30, 2010, revenues were primarily made up of $27,800 from the collection and storage of autologous adult stem cells and $14,800 of license fees. For the three months ended September 30, 2009, we earned $79,100 from the collection and storage of autologous adult stem cells and $6,000 from license fees. Cost of revenues for the three months ended September 30, 2010 is comprised of Cost of goods sold of $11,191,400  related to the sale of our pharmaceutical products, $20,300 related to stem cell therapies in China and $21,100 of direct costs related to the cost of collecting autologous stem cells from clients. For the nine months ended September 30, 2010, total revenues were $51,716,300 compared to $157,700 for the nine months ended September 30, 2009. Revenues for the nine months ended September 30, 2010 were comprised of $51,528,700 of pharmaceutical product sales, $30,000 from stem cell therapies in China and  $157,600 related to stem cell collections, license fees, royalties and other revenue in the United States. The pharmaceutical product sales represent sales generated by Erye.  The stem cell revenues generated in the United States in the nine months ended September 30, 2010 and 2009 were derived from a combination of revenues from the collection of autologous adult stem cells and license fees collected from collection centers in our network. For the nine months ended September 30, 2010, we earned $94,200 from the collection and storage of autologous adult stem cells and $44,800 of license fees. For the nine months ended September 30, 2009, we earned $133,600 from the collection and storage of autologous adult stem cells and $24,100 from license fees. Cost of revenues for the nine months ended September 30, 2010 is comprised of Cost of Goods sold of $34,931,900 related to the sale of our pharmaceutical products, $20,300 related to stem cell therapies in China and  $63,300 of direct costs related to the cost of collecting autologous stem cells from clients.

Gross margin for the three and nine months ended September 30, 2010 totaled $5,242,700 and $16,700,700 respectively of which 99% is attributable to the sale of pharmaceutical products and the balance is attributable to our stem cell collection and therapy operations.

Operating Expenses

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

For the three months ended September 30, 2010 operating expenses totaled $10,986,600 compared to $7,263,200 for the three months ended September 30, 2009, representing an increase of $3,723,400 or 51%.

For the three months ended September 30, 2010, our selling, general, and administrative expenses were $9,306,000 compared to $5,433,500 for the three months ended September 30, 2009, representing an increase of $3,872,500, which was the result of:

•
Our efforts to establish a stem cell operation in China to provide advanced therapies, related processing and storage, as well as research and development capabilities totaled $1,614,100, an increase of $802,400. Such expenses included expenditures for the rental of laboratory space, legal expenses associated with establishing our subsidiary company and related operations in China, consultants retained to support our implementation and introduction of advanced therapies in China, recruiting fees for identifying senior managers for our operation in China and travel. In addition these operating expenses reflect charges resulting from issuing various equity instruments to incentivize staff members and consultants totaling $771,000.

•
Administrative expenses increased by approximately $3,071,900. Approximately $1,491,600 of this increase was the result of the Erye Merger and the attendant operating expenses of the Erye operation. The Company’s U.S. administrative operating expenses increased by $1,580,300. The use of equity instruments to incentivize staff, compensate directors and pay for services totaled $2,181,700, an increase of $666,400 over the three months ended September 30, 2009. Staff costs decreased by $47,800. Other staff related cost including travel and entertainment and operating expenses increased by $97,600. Professional fees, including legal and accounting fees increased by $458,000 as the result of costs associated with the pending merger with Progenitor Cell Therapy and our expanded operations in China.  In addition, investor relations and other consulting expenses increased $173,400.  Insurance expense increased by $62,300. Compensation expenses under the Directors Cash Compensation Plan adopted by the Board of Directors in the first quarter of 2009 increased administrative expense by $94,500. During the three months ended September 30, 2010 the Company contributed $75,000 to Stem for Life, a foundation with a mission of promoting adult stem cell research and in which the Company participated in founding. The balance of the increase in administrative expense was the result of offsetting changes from a variety of activities.

•
As a result of completing the Merger with CBH, our activities associated with the Erye Merger ended thus reducing the use of our attorney, accountant and other professional services and reducing our operating costs by $1,396,800 compared to the three month period in 2009.

•
Sales and marketing expenses increased by $1,395,700 over the three months ended September 30, 2009. Approximately $516,300 of this increased operating expense was related to the sales and marketing efforts of Erye and $386,900 was related to amortization of intangible assets acquired in the Erye Merger.  The use of equity instruments to incentivize staff and pay for services totaled $121,400, an increase of $62,400 over three months ended September 30, 2009, and marketing and consulting fees increased approximately $276,900 in connection with developing new strategies and efforts to  increase our U.S. collection network and market penetration.  U.S. sales and marketing costs also increased by approximately $111,800 due to increases in staff costs and other operating expenses.  The balance of the increase in sales and marketing expenses was the result of other activities.

For the three months ended September 30, 2010, our research and development expenses totaled $1,679,900 compared to $1,829,800 for the three months ended September 30, 2009, representing a decrease of $149,900, which was the result of:

•	Research related to our VSEL™ Technology increased operating expenses by $798,000. Our acquisition of Erye added $245,600 of research and development expense to our operating expenses. Research and development efforts at NeoStem China added $28,400 to research and development expense for the three months ended September 30, 2010. The revaluation of equities issued to consultants reduced research and development expenses by approximately $500,000. During the three months ended September 30, 2009, the Company provided funding in the total amount of $721,500 in connection with establishing in China a non-profit research institute to promote adult stem cell research. The Company has not made any similar payments in 2010. The combination of these factors resulted in the reduction in research and development expense in 2010 in comparison to 2009. The balance of the change in research and development expense is related to other activities.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

For the nine months ended September 30, 2010 operating expenses totaled $28,555,800 compared to $13,809,400 for the nine months ended September 30, 2009, representing an increase of $14,746,400 or 107%.

For the nine months ended September 30, 2010, our selling, general, and administrative expenses  were $23,442,300 compared to $11,209,800 for the nine months ended September 30, 2009, representing an increase of $12,232,500, which was the result of:

•
Our efforts to establish a stem cell operation in China to provide advanced therapies and related processing and storage, as well as research and development capabilities totaled $4,549,000, an increase of $2,598,900.  These operating expenses include charges resulting from issuing various equity instruments to incentivize staff members and consultants totaling $2,069,000, an increase of $1,921,400.

•
Administrative expenses increased by approximately $7,007,100. Approximately $3,076,800 of this increased operating expense was the result of the Erye Merger and the attendant operating expenses of the Erye operation. The Company’s U.S. administrative operating expenses increased by $3,930,200. The use of equity instruments to incentivize staff, compensate directors and pay for services totaled $3,771,400, an increase of $984,600 over nine months ended September 30, 2009. Staffing costs increased by $659,800 as the result of increased staffing levels, contractual salary increases, bonus payments and tax payments, and tax withholdings we paid on behalf of certain executive and other staff members.  Professional fees, including legal and accounting fees, increased by $987,700 as the result of costs associated with the pending merger with Progenitor Cell Therapy and our expanded operations in China.  Investor relations services and other consulting fees increased by $336,800, as a result of increased communications with shareholders and investors.  Other staff related cost including travel and entertainment and operating expenses increased by $226,000, rent increased by $65,400 as a result of an increase in the cost of leasing office space in New York, and franchise taxes increased $123,800. Compensation expense under the Directors Cash Compensation Plan adopted by the Board of Directors in the first quarter of 2009 increased administrative expense by $280,800, insurance increased $161,300 and during the nine months ended September 30, 2010 the Company contributed $75,000 to Stem for Life, a foundation in the United States with a mission of promoting adult stem cell research.  The balance of the changes in administrative expense resulted from increases and decreases in other operating activities.

•	Included in selling, general and administrative expense is a charge for $734,600 as the result of a judgment on May 13, 2010 against Erye in connection with a patent dispute concerning an antibiotic product that has accounted for less than 2% of Erye sales in the past. (See Note 13 – Commitments and Contingencies for a more detailed discussion).

•
As a result of completing the Erye Merger with CBH, our activities associated with the Erye Merger ended thus reducing the use of our attorney, accountant and other professional services and reducing our operating costs by $2,232,000 over the same period in 2009.

•
Sales and marketing expenses increased by $4,124,000 over the nine months ended September 30, 2009. Approximately $1,596,500 of this increased operating expense was related to the sales and marketing efforts of Erye and $1,153,600 was related to amortization of intangible assets acquired in the Erye Merger.  The use of equity instruments to incentivize staff and pay for services totaled $617,000, an increase of $304,400 over nine months ended September 30, 2009, and marketing and consulting fees increased approximately $831,700 in connection with developing new strategies and efforts to  increase our collection network and market penetration.  Our U.S. sales and marketing costs also increased by approximately $190,600 due to increases in staff costs and other operating expenses.  The balance of the increase in sales and marketing expenses was the result of other activities.

For the nine months ended September 30, 2010, our research and development expenses totaled $5,113,500 compared to $2,599,700 for the nine months ended September 30, 2009, representing an increase of $2,513,800, which was the result of:

•	The use of equity instruments to incentivize research staff totaled $727,300, an increase of $104,000 over the nine months ended September 30, 2009. Research related to our VSEL™ Technology increased operating expenses by $2,121,000. In addition, the Company initiated sponsored research with third parties totaling $211,200 related to our VSEL™ Technology research. Our acquisition of Erye added $733,000 of research and development expense to our operating expenses. Research and development at NeoStem China was $45,700 for the nine months ended September 30, 2010. In 2009 the Company funded a grant in China, totaling $721,500, to create a research foundation to promote adult stem cell research in China and the Company has not made any similar payments in 2010. The combination of these factors resulted in an increase in research and development expense in 2010 in comparison to 2009. The balance of the change in research and development expense is related to other activities.

Dividends on Convertible Redeemable Series C Preferred Stock.

In connection with the Erye Merger, the Company issued 8,177,512 shares of Convertible Redeemable Series C Preferred Stock (“Series C Preferred Stock”) which called for an annual dividend of 5% based on the stated value of the preferred stock. For the three and nine months ended September 30, 2010 we recorded a dividend of $0 and $153,500, respectively, as the prorated dividend due. On May 17, 2010, RimAsia Capital Partners LP ("RimAsia"), converted its 8,177,512 shares of Series C Preferred Stock into 9,086,124 shares of the Company's common stock. Following this conversion, there are no shares of Series C Preferred Stock outstanding and RimAsia will not be entitled to receive any further dividends on such shares, provided however that RimAsia was entitled to receive a cash payment of $153,500 which was equal to the dividends accrued but unpaid from January 1, 2010 through May 17, 2010.  This payment was made on May 25, 2010.

Noncontrolling Interests

When the Company acquired Erye from CBH it acquired a 51% interest in Erye.  In preparing our financial statements the full operations of Erye are reflected in our results as of and after October 30, 2009. We account for the 49% minority shareholder share of Erye’s net income with a charge to noncontrolling interests. For the three and nine months ended September 30, 2010, Erye’s minority shareholder’s share of net income totaled $1,145,600 and $4,085,700, respectively.

Other Income and Expense

For the three and nine months ended September 30, 2010 the Company incurred interest expense of approximately $10,700 and $25,400 respectively, net of capitalized interest. In accordance with the Joint Venture Agreement that governs the operation of Erye, the minority shareholder has agreed to loan back to Erye dividends it is entitled to for three years starting in 2008, to help fund the construction of the new manufacturing facility. At September 30, 2010 these loans totaled $7,847,200. The loan calls for interest to accrue at a rate of 5.31% annually.

For the nine months ended September 30, 2010 the Company recognized other income of $31,300 Included in this other income is income of $175,000 recognized in connection with the extinguishment of certain liabilities that Erye determined were no longer payable.  This income was offset by expenses related to the modification of the term of certain warrants issued to RimAsia of approximately $188,500.

Provision for taxes

The provision for taxes of $286,000 and $1,191,200 represents income taxes due on income of Erye for the three and nine months ended September 30, 2010, respectively, and is net of utilization of the deferred tax liability associated with amortization of intangible assets acquired in the Erye Merger of $61,200 and $182,400 for the respective periods.

Liquidity and Capital Resources

At September 30, 2010 we had a cash balance of $4,066,700, working capital of $7,687,700 and shareholders’ equity of $45,636,500.  During the nine months ended September 30, 2010 we invested approximately $12,510,600 into the business, specifically in property and equipment related to the construction of the new manufacturing plant for Erye in China, while reducing cash used in operating activities by $6,336,200 compared to the first nine months of 2009.

During the nine months ended September 30, 2010, we met our immediate cash requirements through existing cash balances, public offerings of our common stock which raised approximately $13,138,948, the exercise of warrants and options which raised approximately $3,101,900, the issuance of notes payable for our operations in China and the use of equity and equity-linked instruments to pay for services and compensation.

We incurred a net loss of $5,994,600 and $13,040,300 for the three and nine months ended September 30, 2010, respectively. The following chart represents the net funds provided by or used in operating, investing, and financing activities for each period indicated (in thousands):

	The Nine Months Ended
(in $000)	September 30, 2010	September 30, 2009
Cash used in operating activities	$(3,175.7)	$(9,511.9)
Cash used in investing activities	(11,019.1)	(871.3)
Cash provided by financing activities	10,993.3	15,801.2

Operating Activities

Our cash used for operating activities in the nine months ended September 30, 2010 totaled $3,175,700, which is the sum of (i) our net loss, adjusted for non-cash expenses totaling $9,956,800 which includes, principally, common stock, common stock options and common stock purchase warrants issued for services rendered in the amount of $7,399,800 and depreciation and amortization of $2,557,000; (ii) cash retained in the operation as the result of increases in accounts payable and accrued expenses of $1,175,900 and a reduction in accounts receivable of $1,278,600; and (iii) a decrease in cash resulting from a reduction in advance payments and unearned revenue from customers and licensees of $392,000, cash used for prepaids and payments of other assets of $461,743, increases in inventory of $1,405,800 and utilization of a deferred tax liability in the amount of $182,400.

Investing Activities

During the nine months ended September 30, 2010 we spent approximately $12,510,600 for property and equipment. Erye is building a new production facility and during the nine months ended September 30, 2010 $10,821,400 was spent on construction.  This plant is expected to be fully operational in 2011. The new production facility, once completed, will increase Erye’s production capacity and should enable Erye to respond to expected increases in demand for pharmaceutical products in China.  In March 2010 we initiated construction of our stem cell laboratory in Beijing and through September 30, 2010 we have invested $852,200.  The balance of our capital expenditures was spent on equipping our laboratory in Boston and our stem cell operations in China.

Idle cash in our Erye subsidiary of approximately $2,424,132 was invested in short term instruments and proceeds from these investments of approximately $2,452,000 was used for various operating and financing activities in the nine months ended September 30, 2010.

Financing Activities

In December 2009, in order to facilitate working capital requirements in local currency in China, NeoStem (China) issued a promissory note to the Bank of Rizhao Qingdao Branch in the amount of $645,500. The note, bore an interest rate of 4.05%, was due on June 21, 2010 and was paid in full in April 2010. On May 25, 2010, NeoStem (China) issued a promissory note to the Bank of Rizhao Qingdao Branch for approximately $538,000 due November 25, 2010 and bearing interest at 4.86% per annum.  The loan is collateralized by cash in a restricted bank account totaling $775,600. In addition, in May 2010 NeoStem (China) entered into a pledge agreement with the bank pledging all of its interest in its VIEs as additional collateral for the loan.

In December 2009, Erye obtained a loan of approximately $2,200,500 from the Industrial and Commercial Bank with an interest rate of 4.86% and was due in June 2010. In April 2010 this loan was paid in full.

Erye has $5,951,900 of notes payable as of September 30, 2010 and $9,150,000 of notes payable as of December 31, 2009. Notes are payable to the banks who issue bank notes to Erye’s creditors. Notes payable are interest free and usually mature after a three to six months period.  In order to issue notes payable on behalf of Erye, the banks required collateral, such as cash deposits which were approximately 30%-50% of the value of notes to be issued, or properties owned by Erye. At September 30, 2010, $2,720,700 of restricted cash was pledged as collateral for the balance of notes payable which was approximately 46% of the notes payable Erye issued, and the remaining notes payable are collateralized by pledging Erye’s land use right.  The use of notes payable to pay creditors is a feature of the money and banking system of China and we expect these types of notes to be a continuing feature of Erye’s capital structure.

On February 18, 2010 the Company completed a public offering of its common stock, selling 5,750,000 shares priced at $1.35 per share. The Company received approximately $6,819,500 in net proceeds from the offering, after underwriting discounts, commissions and other expenses, of approximately $943,000.

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

On May 19, 2010, the Company entered into a Common Stock Purchase Agreement with Commerce Court Small Cap Value Fund, Ltd., which provides that, subject to certain terms and conditions, Commerce Court is committed to purchase up to $20,000,000 of shares of the Company’s common stock over a term of approximately 24 months.  The Purchase Agreement provides that at the Company’s discretion, it may present Commerce Court with draw down notices under this $20 million equity line of credit arrangement from time to time, to purchase the Company’s Common Stock, provided certain price requirements are met and limited to 2.5% of the Company’s market capitalization at the time of such draw down.  The per share purchase price for these shares will equal the daily volume weighted average price of the Company’s common stock on each date during the draw down period on which shares are purchased, less a discount of 5.0%.  The Purchase Agreement also provides that the Company in its sole discretion may grant Commerce Court the right to exercise one or more options to purchase additional shares of Common Stock during each draw down period at a price which would be based on a discount calculated in the same manner as it is calculated in the draw down notice. The issuance of shares of common stock to Commerce Court pursuant to the Purchase Agreement, and the sale of those shares from time to time by Commerce Court to the public, are covered by an effective registration statement on Form S-3 filed with the SEC.

On May 27, 2010, the Company presented Commerce Court with a Draw Down Notice.  Pursuant to the Purchase Agreement, the shares were offered at a discount price to Commerce Court equal to 95.0% of the daily volume weighted average price of the common stock during the Pricing Period or a 5% discount.  Pursuant to the Draw Down Notice, the Company also granted Commerce Court the right to exercise one or more options to purchase additional shares of common stock during the pricing period, based on the trading price of the common stock. The Company settled with Commerce Court on the purchase of 685,226 shares of common stock under the terms of the Draw Down Notice and the Purchase Agreement at an aggregate purchase price of $1,802,100, or approximately $2.63 per share, on June 7, 2010.  The Company and Commerce Court agreed to waive the minimum threshold price of $3.00 per share set forth in the Purchase Agreement.  The Company received net proceeds from the sale of these shares of approximately $1,746,100 after deducting its offering expenses.

On June 1, 2010, Fullbright exercised a warrant to purchase 400,000 shares of restricted Common Stock.  This warrant was issued to Fullbright in a private placement of securities by the Company in November 2008.  The exercise price was $1.75 per share, resulting in proceeds to the Company of $700,000.

On June 25, 2010, the Company entered into definitive securities purchase agreements with investors in a public offering, pursuant to which such investors agreed to purchase, and the Company agreed to sell, an aggregate of 2,325,582 Units, consisting of an aggregate of 2,325,582 shares of Common Stock and warrants to purchase an aggregate of 581,394 shares of Common Stock.  The offering closed on June 30, 2010 with gross proceeds of $5,000,000.  Each Unit was priced at $2.15 and consisted of one share of common stock and a warrant which will allow the investor to purchase 0.25 shares of common stock at a per share price of $2.75.  The warrants may be called by the Company in the event that the common stock trades over $4.50 per share for 10 consecutive trading days.  Subject to certain ownership limitations, the warrants were exercisable on the date of the closing and will expire 2 years thereafter.  The number of shares of Common Stock issuable upon exercise of the warrants and the exercise price of the warrants are adjustable in the event of stock dividends, splits, recapitalizations, reclassifications, combinations or exchanges of shares, reorganizations, liquidations, consolidation, acquisition of the Company (whether through merger or acquisition of substantially all the assets or stock of the Company) or similar events.  The net proceeds to the Company from such offering, after deducting the Placement Agent’s fees and expenses, the Company’s estimated offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering were approximately $4,497,900.

Pursuant to the terms and conditions of the Joint Venture Agreement, dividend distributions to EET and Merger Sub will be made in proportion to their respective ownership interests in Erye; provided, however, that for the three-year period which commenced on the first day of the first fiscal quarter after the Joint Venture Agreement became effective (currently approximately another two years) distributions will be made as follows: (i) the 49% of undistributed profits (after tax) of the joint venture due EET will be distributed to EET and lent back to Erye to help finance costs in connection with their construction of and relocation to a new facility; and (ii) of the net profit (after tax) of the joint venture due Merger Sub, 45% will be provided to Erye as part of the new facility construction fund and will be characterized as paid-in capital for Merger Sub’s 51% interest in Erye, and 6% will be distributed to Merger Sub directly. At September 30, 2010, these loans totaled $7,847,200 plus accrued interest of $458,687. The loan calls for interest to accrue at a rate of 5.31% annually.  In addition, during the first quarter of 2010 Erye made an interest payment of approximately $195,600.

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

Erye is constructing a new pharmaceutical manufacturing facility and began transferring its operations in January 2010.  The relocation will continue as the new production lines are completed and receive cGMP certification through 2011. In January 2010, Eyre received notification that the SFDA approved Erye’s application for cGMP certification to manufacture solvent crystallization sterile penicillin and freeze dried raw sterile penicillin at the new facility, which provides for 50%  to 100% greater manufacturing capacity, than its existing facility. Historically these lines accounted for 20% of Erye’s sales. In June 2010, Erye passed the government inspection by the SFDA to manufacture penicillin and cephalosporin powder at the new facility. The facility is fully operational with respect to these lines. Erye has now relocated 90% of its 2009 sales capacity to the new facility.  The new facility is estimated to cost approximately $36 million, of which approximately $29 million has been incurred through September 30, 2010. Construction has been and will continue to be self-funded by Erye and EET, the holder of the minority joint venture interest in Erye. We have agreed for a period of another two years to reinvest in Erye approximately 90% of the net earnings we would be entitled to receive under the Joint Venture Agreement by reason of our 51% interest in Erye.

We are also engaged in other initiatives to expand our operations into China including with respect to technology licensing, establishment of stem cell processing and storage capabilities and research and clinical development. In June 2009 we established NeoStem (China) as our wholly foreign-owned subsidiary or WFOE. To comply with PRC’s foreign investment regulations regarding stem cell research and development, clinical trials and related activities, we conduct our current stem cell business in the PRC through two domestic variable interest entities. We have incurred and expect to continue to incur substantial expenses in connection with our China activities.  In order to implement the establishment of the Beijing Facility, as of December 31, 2009, our Company, our WFOE  subsidiary NeoStem (China), and PCT entered into the PCT Agreement, whereby NeoStem and NeoStem (China) engaged PCT to perform the services necessary (1) to construct the Beijing Facility, consisting of a clean room for adult stem cell clinical trial processing and other stem cell collections which will have the processing capacity on an annual basis sufficient for at least 10,000 samples, research and development laboratory space, collection and stem cell storage area and offices, together with the furnishings and equipment, and (2) to effect the installation of quality control systems consisting of materials management, equipment maintenance and calibration, environmental monitoring and compliance and adult stem cell processing and preservation which comply with cGMP standards and regulatory standards that would be applicable in the United States under GTP standards, as well as all regulatory requirements applicable to the program under the laws of the PRC.  The aggregate cost of the program, including the Phase 1 equipment purchases, is expected to be approximately $3,000,000. The project commenced on April 1, 2010, and is anticipated to be completed by the end of 2010. We have the option to terminate the PCT Agreement without cause upon providing no less than 60 days written notice to PCT, subject to our obligation to pay for any services performed up to the date of termination and certain costs and expenses incurred by PCT.

We expect to rely partly on dividends paid to us by the WFOE under the contracts with the VIEs, and under the Joint Venture Agreement, attributable to our 51% ownership interest in Erye, to meet some of our future cash needs. However, there can be no assurance that the WFOE in China will receive payments uninterrupted or at all as arranged under the contracts with the VIEs. In addition, pursuant to the Joint Venture Agreement that governs the ownership and management of Erye, for the next two years: (i) 49% of undistributed profits (after tax) will be distributed to EET and loaned back to Erye for use in connection with its construction of the new Erye facility; (ii) 45% of the net profit after tax will be provided to Erye as part of the new facility construction fund, which will be characterized as paid-in capital for our 51% interest in Erye; and (iii) only 6% of the net profit will be distributed to us directly for our operating expenses.

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

Our interests in China are subject to China’s rules and regulations on currency conversion. In particular, the initial capitalization and operating expenses of the two VIEs are funded by our WFOE. In China, the State Administration for Foreign Exchange, or the SAFE, regulates the conversion of the Chinese Renminbi into foreign currencies. Currently, foreign investment enterprises are required to apply to the SAFE for Foreign Exchange Registration Certificates, or IC Cards of Enterprises with Foreign Investment. Foreign investment enterprises holding such registration certificates, which must be renewed annually, are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency translation within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investments, loans, and securities, require approval of the SAFE. According to the Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues Concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-invested Enterprises promulgated on August 29, 2008, or the SAFE Notice 142, to apply to a bank for settlement of foreign currency capital, a foreign invested enterprise shall submit the documents certifying the uses of the RMB funds from the settlement of foreign currency capital and a detailed checklist on use of the RMB funds from the last settlement of foreign currency capital. It is stipulated that only if the funds for the settlement of foreign currency capital are of an amount not more than US$50,000 and are to be used for enterprise reserve, the above documents may be exempted by the bank. This SAFE Notice 142, along with the recent practice of Chinese banks of restricting foreign currency conversion for fear of “hot money” going into China, have limited and may continue to limit our ability to channel funds to the two VIE entities for their operation. We are exploring options with our PRC counsels and banking institutions in China as to acceptable methods of funding the operation of the two VIEs, including advances from Erye, but there can be no assurance that acceptable funding alternatives will be identified.

Neither Erye nor our other expansion activities into China are expected to generate sufficient excess cash flow to support our platform business or our initiatives in China in the near term.

NeoStem, Inc. agreed to acquire  Progenitor Cell Therapy, LLC (“PCT”),  pursuant to a merger (the “PCT Merger”) of a newly formed wholly-owned subsidiary of NeoStem (“Subco”), with and into PCT pursuant to an Agreement and Plan of Merger, dated September 23, 2010 (the “PCT Agreement and Plan of Merger”).

Pursuant to the terms of the PCT Agreement and Plan of Merger, all of the membership interests of PCT outstanding immediately prior to the effective time of the PCT Merger (the “Effective Time”) will be converted into the right to receive, in the aggregate, 11,200,000 shares of the common stock of NeoStem and, subject to the satisfaction of certain conditions, warrants to purchase a minimum of 1,000,000 and a maximum of 3,000,000 shares of NeoStem Common Stock.

In order to fund the development of advanced stem cell technologies and therapies in the U.S. and China, including the VSEL™ Technology licensed from the University of Louisville and other regenerative technologies, management believes that we will need to raise additional capital.  We will also require additional cash in connection with our closing of the PCT Merger and expansion of the PCT business.  We currently expect to fund our operating activities through the use of existing cash balances, the use of a current or other equity line or other capital raising transaction, potential additional warrant and option exercises, the 6% of net profits to which we are entitled from Erye, and, ultimately, the growth of our revenue generating activities in China. In addition, we will continue to seek grants for scientific and clinical studies from the National Institutes of Health and other governmental agencies and foundations, but there can be no assurance that we will be successful in obtaining such grants.  We also review acquisition opportunities for revenue generating businesses around which we could consider raising capital and consider from time to time other restructuring activities, including with respect to the potential divestiture of assets.

At September 30, 2010, we had a cash balance of approximately $4,066,700.  The trading volume of our common stock, coupled with our history of operating losses and liquidity problems, may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of small cap biopharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital on acceptable terms could materially and adversely affect our business operations and ability to continue as a going concern.

The following table reflects a summary of NeoStem’s contractual cash obligations as of September 30, 2010 (in thousands):

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Employment Agreements	$3,742.0	$2,277.4	$1,464.6	$-	$-
Facility Leases	2,454.2	960.4	1,493.8	-	-
License Fees	60.0	30.0	30.0	-	-
Sponsored Research Agreements	854.4	579.9	274.5	-	-
Consulting Agreements	2,770.8	1,691.8	1,073.0	6.0	-
Design & Construction of Laboratory	1,387.1	1,387.1	-	-	-
Director Fees	90.0	90.0	-	-	-
	$11,358.5	$7,016.6	$4,335.9	$6.0	$-

SEASONALITY

NeoStem does not believe that its operations are seasonal in nature.

OFF-BALANCE SHEET ARRANGEMENTS

NeoStem does not have any off-balance sheet arrangements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking” statements as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Additionally, statements concerning our ability to successfully develop the adult stem cell business at home and abroad, the future of regenerative medicine and the role of adult stem cells in that future, the future use of adult stem cells as a treatment option and the role of VSELTM Technology in that future, and the potential revenue growth of such business are forward-looking statements. Our future operating results are dependent upon many factors, and our further development is highly dependent on future medical and research developments and market acceptance, which is outside its control. Forward-looking statements may not be realized due to a variety of factors, including, without limitation, (i) our ability to manage the business despite continuing operating losses and cash outflows; (ii) our ability to obtain sufficient capital or a strategic business arrangement to fund our operations and expansion plans, including meeting our financial obligations under various licensing and other strategic arrangements and the successful commercialization of the relevant technology; (iii) our ability to build the management and human resources and infrastructure necessary to support the growth of the business; (iv) competitive factors and developments beyond our control; (v) scientific and medical developments beyond our control; (vi) our inability to obtain appropriate governmental licenses or any other adverse effect or limitations caused by government regulation of the business; (vii) whether any of our current or future patent applications result in issued patents and our ability to obtain and maintain other rights to technology required or desirable for the conduct of our business; (viii) whether any potential strategic benefits of various licensing transactions will be realized and whether any potential benefits from the acquisition of these new licensed technologies will be realized; (ix) whether we can obtain the consents we may require to sublicensing arrangements from technology licensors in connection with technology development; (x) our ability to maintain our NYSE Amex listing; (xi) factors regarding our business in China and, generally, regarding doing business in China, including through our variable interest entity structure; (xii) factors relating to the proposed PCT Merger;  and (xiii) the other factors discussed or incorporated by reference in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the heading “Part I — Item 1A. Risk Factors”, in the Company’s Current Report on Form 8-K dated September 23, 2010 and in other periodic Company filings with the Securities and Exchange Commission.  The Company’s filings with the Securities and Exchange Commission are available for review at www.sec.gov under “Search for Company Filings.”

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

As of the end of the Company's quarter ended September 30, 2010 covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that due to the material weaknesses discussed below the Company's disclosure controls and procedures were not effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CBH, which was acquired by the Company on October 30, 2009, previously identified the material weaknesses identified below.  Because the acquisition was completed in the fourth quarter of 2009, the Company has not had sufficient time to remediate the material weaknesses previously identified by CBH.  However, since the filing date of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2010 the Company has made additional progress in remediating the material weaknesses previously identified by CBH.

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

As of September 30, 2010, the Company was unable to conclude that the above material weaknesses previously reported by CBH had been fully remediated.

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

The Company does not believe its size warrants an internal audit staff. The Company engaged a public accounting firm to provide internal audit services in 2010, including to review and assess key risk areas such as revenue recognition, purchase approvals, inter-company transactions, cash receipt and cash disbursement authorizations, inventory safeguard and proper accumulation for cost of products as well as complex, non-routine transactions and will participate in the closing processes.  In September 2010, this review was commenced and is currently in process.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15, that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except that during the fiscal quarter ended March 31, 2010 we extended the parent company internal controls to our new operations in China and these changes continued in the fiscal quarters ended June 30, 2010 and September 30, 2010.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material changes to the disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 1A. RISK FACTORS

We have a significant number of securities convertible into, or allowing the purchase of our common stock, and the Company anticipates issuing a substantial number of shares of common stock and securities allowing the purchase of common stock in the proposed PCT Merger. Investors could be subject to increased dilution. Also, the issuance of additional shares as a result of such conversion or purchase or the proposed PCT merger, or the subsequent sale of such shares, could adversely affect the price of our common stock.

Investors in our company will be subject to increased dilution upon conversion of our preferred stock and upon the exercise of outstanding stock options and warrants.  Additionally, pursuant to the PCT Merger we may issue up to 11,200,000 shares of common stock and warrants to purchase up to 3,000,000 shares of common stock.  There were 57,614,858 shares of our common stock outstanding as of November 11, 2010.  As of that date, preferred stock outstanding could be converted into 10,000 shares of our common stock and stock options and warrants outstanding that are exercisable represented an additional 24,467,529 shares of our common stock that could be issued in the future.  Most of the outstanding shares of our common stock, as well as the vast majority of the shares of our common stock that may be issued under our outstanding options and warrants, are not restricted from trading or have the contractual right to be registered.

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

As a result of Erye’s relocation to a new manufacturing facility, Erye may experience certain delays and disruptions in its manufacturing operations which could adversely affect our business.

Erye has built a new production facility for purposes of manufacturing its products and is in the process of relocating its manufacturing operations from its existing facility to the new facility.  The new facility is expected to be fully operational in 2011.  As a result of this relocation, Erye may experience certain delays and disruptions in its manufacturing operations which may adversely impact our business.

Taxing authorities in the PRC may attempt to impose an enterprise income tax on the gain on the transfer of the ownership of the 51% ownership interest in Erye.

Transactions involving the merger of two non-PRC companies, but that result in the change in ownership of joint venture interests in the PRC, historically have not been taxed by the taxing authorities in the PRC. However, the PRC State Administration of Taxation issued the Notice on Strengthening the Administration of Enterprise Income Tax on Equity Transfer Gains of Non-residence Enterprise, or Circular 698, in December of 2009, according to which, if any non-residence enterprise indirectly transfers the shares of any residence enterprise, and if the total tax rate applicable in the country/jurisdiction, where the offshore holding company transferred is incorporated, is lower than 12.5% or there is no income tax on income of its residents sourced outside of such country/region, relevant parties shall submit the share transfer agreement and other relevant documents and information to the competent tax authority having jurisdiction over the residence enterprise, whose equity is indirectly transferred, within 30 days after the share transfer agreement is signed.  Subject to approval by the State Administration of Taxation, if the non-residence enterprise transferring party is deemed to have indirectly transferred the shares of the residence enterprise for purpose of evading PRC enterprise income tax through abuse of transaction structure, and the transaction structure does not have reasonable commercial purposes, relevant tax authorities have the right to re-determine the nature of the transaction based on its substance and deny the existence of offshore vehicles established for purpose of evading PRC tax and levy enterprise income tax on the share transfer gains pursuant to PRC laws.  The tax rate applicable to the share transfer gains under such circumstance should be 10% or lower treaty tax rate under EIT Law and its implementation rules.  Accordingly, recently the taxing authorities in the PRC have levied enterprise income tax at the rate of approximately 10% of the gain on a few real estate and mining transactions that resulted in a change in ownership in joint ventures located in the PRC.  Circular 698 applies retrospectively and shall be deemed to have become effective since January 1, 2008.  Although it is still unclear on whether or not the Circular 698 shall also apply to the merger, as opposed to share transfer, of two non-PRC companies resulting in the change in ownership of PRC companies, there can be no assurance that the PRC taxing authorities will not impose enterprise income tax on the gain on the transfer to us of ownership of the 51% equity interests in Erye.

Foreign-invested enterprises in China will be subject to city maintenance and construction tax and education expenses surtax starting from December 1, 2010.

According to relevant tax rules in China, foreign-invested enterprises (e.g., WFOE) were not subject to city maintenance and construction tax and education expenses surtax in the past; however, the State Council of PRC issued the Notice regarding Unifying Rules of City Maintenance and Construction Tax and Education Expenses Surtax Applicable to Foreign-invested Enterprises and Domestic Enterprises and Individuals (Guo Fa (2010) 35) on October 18, 2010, or the State Council Notice No. 35.  According to the State Council Notice No. 35, starting from December 1, 2010, the Interim Measures on City Maintenance and Construction Tax promulgated by the State Council in the year of 1985 and the Interim Rules on Levying Education Expenses Surtax promulgated by the State Council in the year of 1986, and relevant rules, measures promulgated thereafter shall also apply to foreign-invested enterprises, foreign enterprises and foreign individuals.  Accordingly, foreign-invested enterprises will be subject to city maintenance and construction tax and education expenses surtax starting from December 1, 2010 (Erye was already subject to such taxes).  Both city maintenance and construction tax and education expense surtax are levied based on the value-added tax, consumer tax and business tax actually paid by the tax payer, depending on location of the tax payer, the tax rate of city maintenance and construction tax applicable could be 7%, 5% or 1%, and the tax rate of education expense surtax applicable is currently 3%.

Because of the State Council Notice No. 35, we expect that the tax liabilities of WFOE will increase, which could have a material adverse effect on our results of operations and financial condition.

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

There are Risks Related to PCT and the Proposed Merger with PCT.

See the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2010, regarding certain risks relating to PCT’s business and the proposed Merger with PCT, which risk factors under the headings “Risks Related to PCT and PCT’s Business” and “Risks Relating to the Merger” are hereby incorporated by reference into this quarterly report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective July 7, 2010, the Company entered into a consulting agreement pursuant to which a consultant was retained to assist the Company in providing sponsorship of the Company’s securities in the public markets and to perform investor relations services for a three month term.  In consideration for providing services under this agreement, the Company issued to the consultant 150,000 shares of restricted common stock, to vest as to one-third on each of the first, second and third one-month anniversaries of the effective date of the agreement.

Effective July 27, 2010, consistent with the Company’s previously disclosed intention to provide support for a charitable foundation, The Stem for Life Foundation (the “Foundation”), which promotes public awareness, funds research and development and subsidizes stem cell collection and storage programs, the Company issued to the Foundation 150,000 shares of restricted common stock.

Effective July 30, 2010, the Company entered into a financial advisory and consulting agreement pursuant to which this consultant was retained to provide financial advisory as well as consulting services in connection with potential business combinations for a three month term.  In consideration for providing services under this agreement, in addition to certain specified cash consideration, the Company agreed to issue to the consultant a five year warrant to purchase 25,000 shares of restricted common stock at a per share exercise price of $2.50, vesting as to one-third of the shares on each one month anniversary of the effective date, with certain rights of cashless exercise.

Effective September 30, 2010, the Company issued 600,000 shares of restricted common stock to a warrant holder pursuant to the exercise of a warrant issued to a consultant for services in July 2008.  The exercise price was $.78 per share, resulting in proceeds to the Company of $468,000.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a)	Exhibits

Exhibit	Description	Reference

2(a)	Agreement and Plan of Merger, dated as of September 23, 2010, by and among NeoStem, Inc., Progenitor Cell Therapy LLC and NBS Acquisition Company LLC (1)	2.1
10(a)	Letter Agreement dated July 7, 2010 between NeoStem, Inc. and Catherine M. Vaczy, Esq.*	10.1
10(b)	Employment Agreement dated September 1, 2010 between NeoStem (China), Inc. and Ian Zhang*	10.2
10(c)	English Translation of Amendment Agreement to Joint Venture Contract of Suzhou Erye Pharmaceutical Co., Ltd. dated May 21, 2010 approved August 16, 2010*	10.3
10(d)	Equity Pledge Agreement dated August 30, 2010 among Beijing Ruijieao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Beijing Ruijieao Bio-Technology Ltd.*	10.4
10(e)	Exclusive Purchase Option Agreement dated June 21, 2010 among Beijing Ruijieao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Beijing Ruijieao Bio-Technology Ltd.*	10.5
10(f)	Consigned Management and Technology Service Agreement dated June 21, 2010 among Beijing Ruijieao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Beijing Ruijieao Bio-Technology Ltd.*	10.6
10(g)	Loan Transfer Agreement dated June 21, 2010 among NeoStem (China), Inc., the Shareholder of Beijing Ruijieao Bio-Technology Ltd. and Jianhua Sui*	10.7
10(h)	Form of Voting and Lock Up Agreement August/September 2010 by and between NeoStem, Inc. and the persons listed therein, with related Form of Amendment No. 1 to Voting and Lock-Up Agreement October 2010*	10.8
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	31.1
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	31.2
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	32.1
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	32.2

(1)
Filed with the Securities and Exchange Commission on September 23, 2010 as an exhibit, numbered as indicated above, to our Current Report on Form 8-K dated September 23, 2010, which exhibit is incorporated here by reference

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOSTEM, INC. (Registrant)

By:	/s/ Robin Smith M.D.
Robin Smith M.D., Chief Executive Officer

Date: November 12, 2010

By:	/s/ Larry A. May
Larry A. May, Chief Financial Officer

Date: November 12, 2010

By:	/s/ Christopher C. Duignan
Christopher C. Duignan, Chief Accounting Officer

Date: November 12, 2010