Form 10-K
period 2010-12-31
NeoStem, Inc.
filed 2011-04-06
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-33650

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 (the last business day of the most recently completed second fiscal quarter) was approximately $51,634,491, computed by reference to the closing sales price of $1.83 for the common stock on the NYSE Amex reported for such date. Shares held by executive officers, directors and persons actually owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 30, 2011, 78,564,199 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Documents incorporated by reference: Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed with the Commission not later than 120 days after the close of the registrant’s fiscal year, have been incorporated by reference, in whole or in part, into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this Annual Report on Form 10-K, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements, although some forward-looking statements are expressed differently. Additionally, statements regarding our ability to successfully develop, integrate and grow the business at home and abroad, including with regard to our research and development efforts in cellular therapy, our adult stem cell and umbilical cord blood collection, processing and storage business, contract manufacturing and process development of cellular based medicines, and the pharmaceutical manufacturing operations conducted in China, the future of regenerative medicine and the role of stem cells in that future, the future use of stem cells as a treatment option and the role of VSELTM Technology in that future and the potential revenue growth of such businesses, are forward-looking statements. Our future operating results are dependent upon many factors and our further development is highly dependent on future medical and research developments and market acceptance, which is outside our control.

Forward-looking statements may not be realized due to a variety of factors and we cannot guarantee their accuracy or that our expectations about future events will prove to be correct. Such factors include, without limitation, (i) our ability to manage the business despite operating losses and cash outflows; (ii) our ability to obtain sufficient capital or strategic business arrangements to fund our operations and expansion plans, including meeting our financial obligations under various licensing and other strategic arrangements and the successful commercialization of the relevant technology; (iii) our ability to build the management and human resources and infrastructure necessary to support the growth of the business; (iv) our ability to integrate our acquired businesses successfully and grow such acquired businesses as anticipated; (v) whether a large global market is established for our cellular-based products and services and our ability to capture a share of this market; (vi) competitive factors and developments beyond our control; (vii) scientific and medical developments beyond our control; (viii) our ability to obtain appropriate governmental licenses, accreditations or certifications or comply with healthcare laws and regulations or any other adverse effect or limitations caused by government regulation of the business; (ix) whether any of our current or future patent applications result in issued patents and our ability to obtain and maintain other rights to technology required or desirable for the conduct of our business; (x) whether any potential strategic benefits of various licensing transactions will be realized and whether any potential benefits from the acquisition of these licensed technologies will be realized; (xi) factors regarding our business and initiatives in China and, generally, regarding doing business in China, including through our variable interest entity structure, including (a) costs related to funding these initiatives, (b) the successful application under Chinese law of the variable interest entity structure to the Company’s business, which structure the Company is relying on to conduct its business in China, (c) the ability to integrate the Company and the business operations in China successfully and grow such integrated businesses as anticipated, and (d) the need for outside financing to meet capital requirements; and (xii) the other factors discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K and in other periodic Company filings with the Securities and Exchange Commission (the “SEC”). The Company’s filings with the Securities and Exchange Commission are available for review at www.sec.gov under “Search for Company Filings.”

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

ii

PART I

ITEM 1. BUSINESS.

BUSINESS OVERVIEW

NeoStem, Inc. (“we”, “NeoStem” or the “Company”) continues to develop as a company in the cell therapy arena with the January 2011 completion of the Progenitor Cell Therapy, LLC (“PCT”) acquisition. We view this acquisition as a foundation in achieving our strategic mission of capturing the paradigm shift to cell therapy. While NeoStem’s origins began in the adult stem cell research, collection and storage service business, the PCT acquisition begins a new dimension in the Company’s business model. NeoStem today, with 85 US based employees, brings to bear significant resources to meet the basic research, manufacturing, regulatory, clinical and logistical demands of an integrated cell therapeutics company. NeoStem is now ideally positioned in the year ahead to transition from its origin as a service provider to a therapeutics company leveraging the intellectual capital of the Company’s core assets to attract world renowned clients. We perceive the advancement of cell therapeutics in Asia as another key part of our emerging strategy given the more favorable research and regulatory environment in Asia versus Western countries. As such, we intend to continue to build key relationships at clinical sites in China where these therapies are now being commercialized. We see our pharmaceutical business (Suzhou Erye Pharmaceutical Company Ltd.) and stem cell service business as engines of growth to support these initiatives.

We operate our business in three reportable segments: (i) Cell Therapy – United States; (ii) Regenerative Medicine – China; and (iii) Pharmaceutical Manufacturing – China.

Cell Therapy – United States

PCT Merger

The cornerstone of our Cell Therapy business is Progenitor Cell Therapy, LLC. On January 19, 2011 we completed our acquisition of PCT (the “PCT Merger”) pursuant to the terms of an Agreement and Plan of Merger, dated September 23, 2010 (the “PCT Merger Agreement”). As a result of the consummation of the PCT Merger, we acquired all of the membership interests of PCT, and PCT is now a wholly-owned subsidiary of our Company.

All of the membership interests of PCT outstanding immediately prior to the effective time of the PCT Merger were converted into the right to receive, in the aggregate, (i) 10,600,000 shares of our Common Stock and (ii) 3 series of seven year warrants to purchase up to 1,000,000 shares of our Common Stock per series (3,000,000 shares in the aggregate), at exercise prices of $3.00, $5.00 and $7.00, respectively, per share (the “Warrants”). The Warrants are redeemable in certain circumstances. Transfer of the shares issuable upon exercise of the Warrants is restricted until the one year anniversary of the closing of the PCT Merger.

In accordance with the PCT Merger Agreement, we have deposited into an escrow account 10,600,000 shares of our Common Stock for eventual distribution to the former members of PCT (subject to downward adjustment to satisfy any indemnification claims of NeoStem, all as described in the PCT Merger Agreement). For so long as any of the 10,600,000 shares are held in escrow, such shares shall be voted by the escrow agent as directed by our Board of Directors.

Founded by Dr. Andrew L. Pecora and Robert A. Preti, Ph.D., PCT became an internationally recognized cell therapy services and development company. They sought to create a business for “as needed” development and manufacturing services for the emerging cell therapy industry and to prepare for eventual commercialization. With its cell therapy manufacturing facilities and team of professionals, PCT offers a platform that can facilitate the preclinical and clinical development and commercialization of cellular therapies for clients throughout the world. PCT offers current Good Manufacturing Practices (cGMP)-compliant cell transportation, manufacturing, storage, and distribution services and supporting clinical trial design, product process development, logistics, regulatory and quality systems development services. In addition, through its network of contacts throughout the cell therapy industry, PCT is able to identify early stage development opportunities in the cell therapy field and opportunistically develop these cell therapies through proof of concept where they can be further developed and ultimately commercialized through NeoStem’s developing commercial structure. Dr. Preti now serves as PCT’s President and Dr. Pecora as part-time Chief Medical Officer of PCT. Dr. Pecora will also serve on the board of directors of NeoStem.

PCT is engaged in a broad range of services in the cell therapy market for the treatment of human disease, including but not limited to contract manufacturing, product and process development, product and regulatory consulting, and product characterization and comparability. PCT’s expertise in the cell therapy space, which includes therapeutic vaccines (oncology), various related cell therapeutics, cell diagnostics, and regenerative medicine, creates a platform upon which we intend to build a therapeutics strategy. Our goal is to develop internally, or through partnerships, allogeneic (cells from a third-party donor) or autologous (cells from oneself) cell therapeutics technologies that, in the aggregate, will comprise the Cell Therapy – United States reportable segment.

In addition, PCT will assume NeoStem’s adult stem cell business based on PCT’s strategic advantages in meeting cGMP regulatory requirements in an industry that is widely dispersed with a range of quality issues. We believe that PCT, as a quality leader, is ideally positioned to become a leader in cell collection, processing and storage (cell banking) which is synergistic with NeoStem’s roots in this business. In addition, PCT’s leadership in the transportation and distribution of cell therapy products is complementary to NeoStem’s strategic vision of working with the industry leader as the partner of choice. These efforts are being bundled together into a new service with PCT’s cord blood banking business into a multigenerational stem cell collection and storage plan that the Company will call the “Family Plan”.

Cell Collection, Processing and Storage Business

In the United States, we are a provider of adult stem cell collection, processing and storage services enabling healthy adult individuals to donate and store their stem cells for personal therapeutic use. Similar to the banking of cord blood, pre-donating cells at a younger age helps to ensure a supply of one’s own stem cells should they be needed for future medical treatment. We have established a network of adult stem cell collection centers to include ten centers throughout the country. With our acquisition of PCT, we acquired the expertise of cGMP cord blood banking. PCT has been processing and providing storage services for a number of third-party company clients, including Viacord and Cord Blood of America, as well as for DomaniCell, LLC, its own cord blood business. DomaniCell, a wholly owned subsidiary of PCT, assists hospitals by providing umbilical cord blood unit collection and long-term storage services to patients for potential future therapeutic use. DomaniCell has been providing the front-end interface and support services to hospitals and in turn employs PCT’s cell therapy manufacturing facilities network for the processing and long-term storage of umbilical cord blood units. With the acquisition of PCT, we are bundling together NeoStem’s adult stem cell collection and PCT’s cord blood collection offerings as a multi-generational collection and storage service called the “Family Plan.”. Dr. Manny Alvarez, an esteemed Obstetrician and Gynecologist and recognized television and online healthcare professional is serving exclusively as the Company’s spokesperson and public representative under a three year agreement, with an option to extend, under which he will promote NeoStem’s consumer services through endorsements, print and online marketing, and more. This offers NeoStem’s stem cell banking products the validation of a highly respected health news personality.

In July 2010, we were named “Best Stem Cell Company, 2010,” in the New Economy’s Biotech Awards.

Stem Cell Research

NeoStem is conducting research and development activities in its own laboratory facility. Through collaborations, we are pursuing therapeutic and potentially diagnostic applications of adult stem cells, including applications using our own VSELTM Technology (very small embryonic-like stem cells). VSELTM Technology, licensed from the University of Louisville, which represents NeoStem’s proprietary platform. We believe VSELTM Technology holds significant potential for the Company, affording us entry into the regenerative medicine arena with a unique cell product that may, in turn, open up new areas in regenerative medicine. This research is also conducted though funded academic research collaborations. In April 2009, we entered into a License Agreement with Vincent Falanga, M.D., pursuant to which we acquired a world-wide, exclusive license to certain innovative stem cell technology and applications for wound healing. In conjunction with that license we entered into a multi-year sponsored research agreement with the Roger Williams Medical Center in Providence, Rhode Island and Dr. Falanga’s laboratory, funded by the Department of Defense, to study the use of VSELs and mesenchymal cells for the treatment of chronic wounds. We have in-licensed more mature technologies that use stem cells for regenerative applications, including rebuilding cartilage, repairing fractures and rejuvenating aging skin. Some of these products or treatments are commercialized in Asia (described below).

Regenerative Medicine – China

We are also seeking to apply our cellular therapies in the People’s Republic of China (“China” or “PRC”). In 2009, we began several China-based, adult stem cell initiatives including: (i) creating a separate China-based stem cell operation, (ii) constructing a stem cell research and development laboratory and processing and manufacturing facility in Beijing, (iii) establishing relationships with hospitals to provide stem cell-based therapies, and (iv) obtaining product licenses covering several adult stem cell therapeutics focused on regenerative medicine. In 2010, we began offering stem cell banking services and certain stem cell therapies to patients in Asia, as well as to foreigners traveling to Asia seeking medical treatments that are either unavailable or cost prohibitive in their home countries.

In June 2010 we launched a collaboration with Shandong Wendeng Orthopaedic Hospital, or Wendeng Hospital, which was the first hospital in the network we are establishing to offer orthopaedic treatments in China. In December 2010, we entered into the second hospital cooperation agreement with Shijiazhuang Third Hospital in the provincial capital of Hebei Province. We expect to enter into a third hospital collaboration agreement in mid-2011. In the third quarter of 2010, Weihai Municipal Price Bureau, the local authority in charge of pricing for public medical services in China, approved the pricing for single side and bilateral arthroscopic orthopedic autologous adult stem cell based treatment licensed by us which is being administered at Wendeng Hospital. Importantly, the Weihai Municipal Labor Bureau Medical Insurance Office approved Wendeng Hospital’s application for reimbursement whereby patients are eligible to receive reimbursement for up to 80% of the cost of the orthopedic procedure under the new technology category.

Strategically, we view our efforts in China as pioneering new pathways towards both commercialization of therapies to the largest patient populations in the world, and creating a unique regulatory pathway for advanced proof of concept studies which may prove invaluable to the Company’s research efforts We intend to develop a distribution platform for cell therapy that can be used to expedite commercialization of new therapies in China for PCT clients and to commercialize our own proprietary technologies as they emerge.

Pharmaceutical Manufacturing – China

We acquired a 51% ownership interest in Suzhou Erye Pharmaceutical Company Ltd. (“Erye”) in October 2009. Erye was founded more than 50 years ago and represents an established, vertically-integrated pharmaceutical business. Historically, Erye has concentrated its efforts on manufacturing and distributing of generic antibiotic products. It has received more than 160 production certificates from the State Food and Drug Administration of China, or SFDA, covering both antibiotic prescription drugs and active pharmaceutical intermediates (APIs). Our current senior executive management team at Erye, Mr. Shi, Chairman, and Madame Zhang, General Manager, joined Erye in 1998, and in conjunction with others bought it from the PRC government in 2003. A majority of the drugs that Eyre manufactures are on China’s “essential drug” list, and Erye’s new facility under construction will enable greater production.

CELL THERAPY – UNITED STATES

The Company is now engaged in the active development of cell based therapeutics to treat a wide range of human diseases. This process includes laboratory bench science and research which we hope to translate into the clinic in the future. To this extent, PCT now enables the Company to work early with scientists and partners to develop product characterization and process development, product comparability and product scale-up, all to meet the demands for clinical requirements.

The Field of Cell Therapy

All living complex organisms start as a single cell that replicates, differentiates (matures) and perpetuates in an adult through its lifetime. Cell therapy is aimed at tapping into the power of cells to prevent and treat disease, regenerate damaged or aged tissue and provide cosmetic applications. The most common type of cell therapy has been the replacement of mature, functioning cells such as through blood and platelet transfusions. Since the 1970s, bone marrow and then blood and umbilical cord-derived stem cells have been used to restore bone marrow and blood and immune system cells damaged by chemotherapy and radiation used to treat many cancers. These types of cell therapies have been approved for use worldwide and are typically reimbursed by insurance.

Over the past number of years, cell therapies have been in clinical development to attempt to treat an array of human diseases. The use of autologous (self-derived) cells to create vaccines directed against tumor cells in the body has been demonstrated to be effective and safe in clinical trials. The Dendreon Corporation’s Provenge therapy for prostate cancer received Food and Drug Administration (“FDA”) approval in early 2010. PCT assisted Dendreon as its manufacturing partner in developing its cellular therapy and supported its various FDA submissions. Companies are evaluating the effectiveness of cell therapy as a form of replacement or regeneration of cells to treat diseases of the brain and spinal cord, while others are developing cell therapies for cardiovascular disease, including for the treatment of acute myocardial infarction (heart attack) and chronic ischemia (reduction in blood supply). Cell therapies are also being evaluated for safety and effectiveness to treat autoimmune diseases such as diabetes, inflammatory bowel disease and bone diseases. Finally, the development of cell therapies to supplement or replace damaged or aged tissue and organs is also under development by certain companies. While no assurances can be given regarding future medical developments, management believes that the field of cell therapy is a subset of biotechnology that holds promise to better the human experience and minimize or ameliorate the pain and suffering from many common diseases and from the process of aging.

PCT is an Enabling Transaction for NeoStem

PCT serves the developing cell therapy industry that includes biotechnology, pharmaceutical and medical products companies, health care providers, and academic investigators from licensed cell therapy manufacturing facilities in Allendale, New Jersey and Mountain View, California. PCT supports the research of leading academic investigators designed to expedite the broad clinical application of cell therapy.

PCT’s core strategy is to provide a development platform for cell based therapeutics. From its inception PCT has represented the critical expertise required to translate laboratory science from the bench to the clinic. A major element of this transition unique to cell therapeutics is the scale-up (i.e., produce at quantities) and product characterization (i.e., keep features of a cell product that define its identity and function) requirements as well as the regulatory issues around product development in a clinical setting. In addition to this core expertise, PCT brings a developing global presence for cell therapy manufacturing and storage facilities and an integrated and regulatory compliant distribution capacity for the evolving cell therapy industry to meet commercial demands.

PCT’s Client Services

PCT provides services to clients who are pursuing the development and commercialization of cell therapies for a broad array of human diseases, disorders and injuries, including:

•	Pre-clinical and clinical process and product development including outsourcing of cell therapy manufacturing for clinical trials by therapeutic companies;

•	Processing or manufacture of cell-based products for cell therapy or tissue engineering companies or academic programs;
•	Development and manufacture of stem cell lines for diagnostic purposes for pharmaceutical companies;
•	Development and validation studies on behalf of tool and device companies;
•	Processing and transporting hematopoietic stem cells, immune system cells and umbilical cord blood cells used for blood and marrow stem cell transplantation by academic clinical stem cell transplantation programs; and
•	Consulting in the areas of FDA guideline compliance, technology evaluations, clinical trials design, process optimization and product development, product characterization, assay development, and facility or system design for therapeutics, device, or investment companies or academic programs.

As a cell therapy manufacturing and product development company, it is critical that PCT has experience in the processing of many different types of cells, as clients evaluate their manufacturing partners in part on whether they have experience with their cell manufacturing platform. In this regard, PCT staff has experience with working most cell types, and as such is well positioned to assist a wide-range of clients with their cell therapy manufacturing needs.

cGMP Cell Therapy
Manufacturing Experience

Cell Type	Activity
HSC	Animal cell processing
HPC	CD 34 selected cells
MISC	Keratinocytes
Gene Tx	Fibroblasts
DC	DLI
APC	Cytokine cell induction
T Cell (Activated)	Ex-vivo expansion
B Cell	Cellular cultures
NK	CD 34 selection
Macrophages	Adherent neural stem cells
NSC	Porcine islets
Cell Matrix implants	Activated T-cells
Artificial Skin Membranes

PCT has accumulated experience in the service and business of cell therapy manufacturing for clinical use. PCT has served over 100 clients and is experienced with more than 20 different cell based therapeutics, including neuronal and skin based cells for brain and spinal cord repair, myoblast, mesenchymal cells and bone marrow derived cells for heart disease, Tumor, T, B, NK and dendritic cells and monocytes for cancer treatment, cord blood, peripheral blood, bone marrow CD34+ selected cells for transplantation and islet cells for diabetes. PCT has performed over 30,000 cell therapy procedures in its cell therapy manufacturing facilities, processed and stored over 18,000 cell therapy products (including approximately 7,000 umbilical cord blood, 10,000 blood and marrow derived stem cells and 1,000 dendritic cells) and arranged the logistics and transportation for over 14,000 cell therapy products for clinical use by over 5,000 patients nationwide.

Through these endeavors, PCT has experience with different cell types intended for treatment of a variety of disease states. The table below describes examples of the clinical goals, the type of diseases to address to meet those clinical goals, and the cell types/tissues used to treat them.

PCT’s Contract Manufacturing Experience
Clinical Endpoint Disease Category Cell/tissue Type

Hematopoietic replacement	Cancer, genetic diseases	HSC, HPC, MSC, Gene Tx
Immune modulation	Cancer, autoimmunity, infectious diseases	DC, APC, T cell, B cell, NK, HSC, MSC, Macrophages, Gene Tx
Tissue repair and regeneration	Cardiovascular, spinal, neuronal, corneal, orthopedic	HSC, MSC, NSC, Cell matrix implants
Wound healing	Ulcers, burns	Artificial skin, membranes, MSC

The management team of PCT are recognized experts in cell therapy product development and characterization, manufacturing, delivery, and clinical development and use. PCT’s personnel have experience with the design, validation, and operation of cGMP cell therapy manufacturing facilities, participated in regulatory filings in the United States and Europe, and have contributed over 100 peer reviewed cell therapy publications. The team has extensive experience in biologics development, sales, marketing, medical practice, hospital administration, insurance contracting, and regulatory compliance. Collectively, the management team has experience in all aspects of cell therapy product and clinical development and use (other than with the use of embryonic stem cells), covering cancer, autoimmunity, infectious diseases, cardiovascular diseases, and spinal, brain, corneal, orthopedic, hormonal and skin regenerative therapies.

PCT’s Client Base

PCT’s historic client portfolio focuses on meeting the existing needs of the cell therapy/regenerative medicine market. Clients include:

•	Academic and Other Hospitals and Clinics — These clients may be conducting cell therapy research and/or treating patients with cell and tissue therapies. This includes the processing for stem cell transplant programs. For over 20 years, blood and marrow stem cell transplants have been used following radiation and/or chemotherapy for certain cancers — particularly leukemia, lymphoma and myeloma. While the number of patients diagnosed with one of these cancers in the United States has not grown significantly from year to year, growth in bone marrow transplants has grown at a faster rate, due in part to the establishment of the National Marrow Donor Program. This program facilitates cell type matching, which was previously a significant limiting factor in the use of blood and bone marrow transplants.
•	Private Sector Customer Base — There are currently about 350 cell and tissue/regenerative medicine therapeutic product companies globally and over 500 companies in the sector when including technology, device, and service companies. We believe that a significant percentage of the therapeutic companies outside the United States are viable customer prospects for PCT. Historically, these companies retained PCT for their expansion into the United States market. Additionally, there is a steady stream of new entrants into the cell therapy and regenerative medicine market.
•	Strategic Relationships — These are relationships into which PCT historically has entered with product and service providers complimentary to PCT’s service offerings and intended to bolster both PCT’s revenue as well as its market position. The relationships currently take the form of subsidiary or affiliated companies as well as independent companies with which PCT has a co-marketing and/or co-development relationship.
•	Investors — Investors have used PCT to evaluate technologies and have used their development capabilities for other portfolio clients.

Management believes that PCT’s long-term client base will look very similar to its current client base with the expected addition of pharmaceutical companies that require manufacture of stem cell lines for use in drug discovery. It is also important to note that, not only will PCT’s business evolve as its client base’s clinical trials mature, but that business should grow by orders of magnitude as later phase clinical trials typically involve many more sites and patients, and hence require substantially more cell manufacturing. More specifically, the PCT business model is constructed to attract early revenues through work with clients at an early development stage, and to work with them as their products advance through clinical development. In this fashion, PCT has been working with a number of PCT’s current clients as they have progressed from the early stages of development through to later stages. As an illustration, two PCT clients for/with whom PCT developed a manufacturing process, transitioned to Phase I clinical testing, advanced to Phase Ib clinical testing, and are now planning both Phase II and Phase III testing. Other clients at different stages of development have engaged PCT (all phases of trial, commercial and preclinical testing) filling out a relatively well distributed pipeline of therapeutics in development. Approximately half of PCT’s current customer base is preparing for, or is in, Phase I trials; almost another quarter of its clients are in or preparing to commence each of Phases II and III clinical testing; a minority 5% – 6% are preparing for commercial production. This distribution of clients represents a realization of the business model, and demonstrates a maturation of the pipeline customers over previous years.

For each type of client, the cell therapy sector presents unique challenges that provide PCT with opportunities to position its expertise and services as potential solutions. For example, in pharmaceutical drug development, after FDA approval, typically, a large quantity (batch) of drug is manufactured, a sample is tested for potency and identity, and then the batch is released by the manufacturer for packaging in multiple doses, distribution and sales. Typically, a dose of a drug can be stored for prolonged periods before it is dispensed to the patient. In contrast, the cells used for cell therapy usually originate from the patient for whom the cell treatment is intended. The biologic shelf life is measured in hours to days, as opposed to months to years for pharmaceutical drugs. We believe PCT has more relevant experience manufacturing and delivering cell-based therapies than most traditional pharmaceutical drug developers. Our facilities and personnel decrease development time, optimize the manufacturing process and save capital otherwise needed to build and staff cGMP facilities for current and future clinical trials, thereby creating value for corporate clients that are developing cell-based therapies.

Potential to Develop Cell Therapy Products

We believe that through our PCT acquisition, we are now qualified to reduce the risks involved in the development of cell therapy products because:

•	PCT has the expertise to cost efficiently and rapidly analyze the potential for product development through commercialization.
•	PCT has the structure in place to develop new cell therapy products and to enable the commencement of Phase I clinical trials for such products.
•	PCT has the personnel and facilities in place to offer cost effective development and manufacturing services.
•	PCT has the technical, scientific, clinical, and business expertise to make timely go/no go development decisions for potential cell therapy products.
•	PCT has the fiscal discipline and low incremental capital investment to cut project development early if chances for success are low thus preserving resources for future product development.

We will continue to seek to capitalize on the key elements of PCT’s business strategy to:

•	Establish a nationwide and then international infrastructure, capacity and expertise to meet clients needs;
•	Maximize penetration of startup companies in the sector;
•	Optimize use of PCT’s physical plants;
•	Evaluate international opportunities and enter markets as necessary;
•	Develop information systems, logistics and create proprietary intellectual property (e.g., process patents);
•	Collaborate closely with the FDA (and other regulatory authorities as appropriate); and
•	Invest in research to diversify PCT’s portfolio of services.

We will continue to focus on all stages of regenerative medicine, cell and tissue therapeutic product companies, academic stem cell and other cell therapy clinical trials, device companies serving the regenerative medicine sector, investors and pharmaceutical companies with an interest in a cell or tissue therapeutic or research product, and any other client with needs in the manufacturing and development of a cell or tissue-based product. Our goal is to:

•	Be the global leader in services for the development, regulatory approval and commercialization of cell and tissue therapies around the world;
•	Be the leader in the development and manufacture of cells and tissues as therapeutic agents in cGTP/cGMP (current Good Manufacturing Practices and current Good Tissue Practices) compliant facilities;
•	Continue to expand PCT’s facilities, capacity, expertise, and experience to meet the demand for quality and value-driven services for companies in the regenerative medicine sector; and
•	Leverage PCT’s domain experience to create product-based companies which would exclusively use PCT’s services for manufacturing, delivery and commercialization.

Amorcyte, Inc.

PCT’s strategy historically has included the periodic formation of companies intended to develop specific therapeutic products, which companies could subsequently be spun-out while remaining revenue-generating clients of PCT. The creation and spin-out of Amorcyte, Inc. (“Amorcyte”) is an example of that strategy. Amorcyte was initially formed as a wholly owned subsidiary of PCT and was spun off to its members during 2005. It is a therapeutics company pursuing cell-based therapies for cardiovascular diseases. Amorcyte’s primary product is an autologous bone marrow-derived, CD34+ cell line selected to treat damaged heart muscle following acute myocardial infarction (AMI). Amorcyte successfully completed a Phase I trial for the treatment of damaged heart muscle following AMI. Amorcyte believes this is the first stem cell trial to show dose-related “significant” improvements in limiting perfusion following AMI.

PCT entered into a Cell Processing Agreement with Amorcyte in 2005, pursuant to which PCT is the exclusive evergreen provider of cell processing services to Amorcyte and anticipates processing the cells for the 150 patients expected to be enrolled in Amorcyte’s Phase 2a trial expected in 2011. For calendar years 2009 and 2010, PCT recognized revenue under that Agreement in the amounts of $428,000 and $84,600, respectively. While former members of PCT have remained stockholders of Amorcyte post the spin-off, and while PCT provides Amorcyte with management services through a management agreement, Amorcyte is an independent company and its value and revenue is not included in those of the Company. Amorcyte also plans to develop bone marrow derived stem cell therapies to treat a variety of other cardiovascular diseases using certain technology licensed from Baxter Healthcare Corporation. Through its acquisition of PCT, NeoStem has an ownership interest in Amorcyte of less than 1%.

Athelos, Inc.

Athelos is a Delaware corporation 80% owned by NeoStem through its wholly owned subsidiary, PCT. To further expand and diversify NeoStem’s efforts in cell therapy, the mission of Athelos is to develop regulatory T cells (T-reg) as a therapeutic to treat disorders of the immune system. Many immune-mediated diseases are a result of an imbalance in the immune system. T-reg therapy represents a novel approach to restoring immune balance by enhancing T-reg cell number and function. Through exclusive world-wide licenses, Athelos has secured the rights to a broad patent estate within the T-reg field. To complement those important intellectual property rights, Athelos has established a consulting relationship with David Horowitz, MD, Chief of the Division of Rheumatology and Immunology at the University of Southern California Keck School of Medicine and thought leader in the field of T-reg therapy for immune disorders. Some of the earlier projects on the Athelos development agenda include investigating the clinical feasibility of T-reg-based therapeutics to prevent and treat Graft vs. Host Disease, solid organ rejection as well as a broad class of other autoimmune diseases. Results from ongoing Phase I trials of T-reg cell therapy for autoimmune disorders will determine the next phase of trials.

Adult Stem Cell Business in the U.S.

We are developing our business in cell therapeutics and capitalizing on the increasing importance and promise that adult stem cells have in regenerative medicine. We have had an initial focus on delivering therapies in retinal disease, cardiology, orthopedics, liver, skin rejuvenation and wound indications with a view towards oncology and immunology, as well.

Stem cells are very primitive and undifferentiated cells that have the unique ability to transform into many different cells, such as white blood cells, nerve cells or heart muscle cells. We work exclusively with adult (and not embryonic) stem cells. Adult stem cells are found in the bone marrow, in peripheral blood umbilical cord blood and other body organs. For over 40 years, physicians have been using adult stem cells to treat various blood cancers, but only recently has the promise of using adult stem cells to treat a myriad of other diseases begun to be realized.

Within the adult stem cell classification, the use of cells is either autologous (meaning donor and recipient/patient are the same) or allogeneic (donor and recipient are different people). The use of allogeneic stem cells requires the identification of a matching donor, which search can result in added costs, critical time delays or the possibility of never finding a match. Even if a matching donor is identified, the use of allogeneic stem cells introduces the risk of “graft vs. host disease” that may require immunosuppresive drugs for extended periods following transplantation. Accordingly, our current stem cell programs are based exclusively on adult stem cells for autologous use as we believe that adult stem cells hold the greatest promise for therapeutic innovation.

VSELTM Technology

We are engaged in research and development of new therapies based on very small embryonic-like stem cells, or the VSELTM Technology, with the University of Louisville Research Foundation, or ULRF, and have a worldwide exclusive license to the VSELTM Technology. Research by a group headed by Dr. Mariusz Ratajczak, M.D., Ph.D., who is the head of the Stem Cell Biology Program at the James Graham Brown Cancer Center at the University of Louisville and co-inventor of the VSELTM Technology, and others, provides compelling evidence that bone marrow contains a heterogeneous population of stem cells that have properties similar to those of an embryonic stem cell. These cells are referred to as very small embryonic-like stem cells. This finding opens the possibility of capturing some of the key advantages associated with embryonic stem cells without the ethical or moral dilemmas and without some of the potential negative biological effects associated with stem cells of embryonic derivation. The possibility of autologous VSEL treatments is yet another huge potential benefit to this unique population of adult stem cells.

We have a sponsored research agreement, or an SRA, with ULRF, pursuant to which we agree to support further research in the laboratory of Dr. Ratajczak. In return for supporting such, we will receive the exclusive first option to negotiate a license covering the fruits of the research.

Recent studies conducted by us in collaboration with the University of Louisville have confirmed that significant quantities of very small embryonic-like stem cells can be obtained from the peripheral blood of humans following stimulation with granulocyte-colony stimulating factor, commonly known as Neupogen®. Dr. Ratajczak’s group at the University of Louisville has published preliminary work indicating that these stem cells have a role in cardiac regeneration and may prove useful in identifying those at risk for cardiovascular disease. In addition, very small embryonic-like stem cells have been shown to increase in numbers in the peripheral circulation following acute myocardial infarction, stroke and other stress inducing events in experimental animals and in humans. Thus, very small embryonic-like stem cells may have significant potential to repair degenerated, damaged or diseased tissue, or the three “Ds” of aging. With our existing cell banking network, we have the ability to collect and store very small embryonic-like stem cells, along with other stem cell populations, from individual donors, setting the stage for their future use in personalized regenerative medicine.

Therapeutic Indications for VSELs and/or Mesenchymal Cells

In addition, we have been engaged in developing therapeutic treatments using in-licensed technologies for indications such as wound healing, orthopedics, cosmetic and dermatology and opthalmics.

•	We are funding research in the laboratory of Dr. Russell Taichman at the University of Michigan that explores the utility of VSELs in bone regeneration through the proceeds of a $108,746 Grand Opportunities grant from the National Institutes of Health.
•	We are funding research at the Schepens Eye Research Institute, a charitable corporation of Massachusetts and an affiliate of Harvard Medical School relating to VSEL treatment for age-related macular degeneration and Glaucoma - the two leading causes of blindness in the Western world. . The principal investigators in those studies on the study are Dr. Michael Young, Ph.D., Director of the Institutes Minda de Gunzburg Center for Ocular Regeneration and Kameran Lashkari, M.D.
•	In 2009, we entered into a License Agreement with Vincent Giampapa, M.D., pursuant to which we acquired a world-wide, exclusive license to certain patented stem cell technology and applications using mesenchymal cells for skin rejuvenation. Mesenchymal stem cells, or MSCs, are a multipotent stem cell that can differentiate into a variety of cell types.
•	In April 2009, we entered into a License Agreement with Vincent Falanga, M.D., pursuant to which we acquired a world-wide, exclusive license to certain innovative stem cell technology and applications for wound healing. In conjunction with that license we entered into a multi-year sponsored research agreement with Roger Williams Medical Center and Dr. Falanga’s laboratory, funded by the Department of Defense, to study the use of VSELs and mesenchymal cells for the treatment of chronic wounds.
•	In 2010, NeoStem entered into a sponsored research agreement with the University of California at Davis to conduct hepatocellular (liver) regeneration studies using VSELs.
•	We recently entered into a collaboration with Rutgers, the State University of New Jersey, to conduct early stage research on the activity of VSELs in a cell culture of motor neurons.

Government Initiatives

To further drive our stem cell initiatives, we will continue targeting key governmental agencies, congressional committees and not-for-profit organizations to contribute funds for our research and development programs. We have been awarded a $700,000 contract from the U.S. Army Medical Research and Material Command, Telemedicine and Advanced Technology Research Center (USAMRMC-TATRC). This contract is for the purpose of evaluating the use of topically applied bone marrow-derived adult mesenchymal stem cells for rapid wound healing. In September 2009, we were notified of an award of a Grand Opportunities grant in the amount of $108,746 from the National Institutes of Health, which money will be applied to research in the field of bone defect repair. In January of 2011, we received notification that

NeoStem was recommended for funding by the Department of Defense Peer Reviewed Medical Research Program (PRMRP) of the Office of the Congressionally Directed Medical Research Programs (CDMRP). That $1,700,000 award, which we will receive upon completion of the award process, will be applied towards funding research on the use of VSELs to treat osteoporosis and improve bone health.

In addition to those grants, NeoStem is actively pursuing additional research grants through the Small Business Innovation Research (“SBIR”) program in the coming months, which funds would not only further research efforts already underway in the areas of wound healing, bone regeneration, nerve regeneration and retinal disease, but potentially would launch new inquiries and further diversify our base of research partners in areas such as reconstructive surgery, sepsis and radiation sickness.

Vatican Initiatives

In May 2010, the Vatican’s Pontifical Council for Culture and NeoStem announced what has been characterized as the Vatican’s first-ever contract of collaboration with an outside commercial venture to advance stem cell research. The initiative will partner NeoStem and the public charity it helped form, The Stem for Life Foundation with the Pontifical Council and its charitable organization, STOQ International, to expand research and raise awareness of adult stem cell therapies. The partnership will entail work on a variety of collaborative activities with the goal of advancing scientific research on adult stem cells and exploring their clinical application in the field of regenerative medicine, as well as the cultural impact of such research. The Pontifical Council has pledged $1 million in connection with these activities.

In addition to research initiatives, NeoStem and the Pontifical Council will spearhead an education campaign geared towards generating awareness of the cultural relevance of such a fundamental shift in medical treatment options, particularly with regard to the impact on theological and ethical issues. Specifically, NeoStem and the Pontifical Council intend to pursue the development of educational programs, publications and academic courses with an interdisciplinary approach for theological and philosophical faculties, including those of bioethics, around the world.

One of the initial highlights of this partnership will be a three day International Conference at the Vatican on adult stem cell research, including VSELTM Technology, that will focus on medical research presentations and theological and philosophical considerations and implications of scientific achievements. The Conference, entitled “Adult Stem Cells: Science and the Future of Man and Culture” will be held at the Vatican, Rome, Italy, November 9 – 11, 2011. All initiatives will aim at providing information, teaching and research regarding important issues of human health and of the present and future of medical progress in relation to adult stem cell research and with respect to the great value of human life. NeoStem and the Pontifical Council for Culture through their collaboration aspire to reach religious leaders and academicians working in the Pontifical and Catholic Institutions but also to extend their work and results to different institutions beyond the Catholic environment.

Competition – Cell Therapy – United States

•	Medical and Research Centers — Medical and research centers with interest or expertise in regenerative medicine and the handling and manipulating of cell products offer competitive services. This group includes the major blood and bone marrow transplant centers around the country, the American Red Cross and major medical research institutions. Such research institutions include the Johns Hopkins Medical Center in Baltimore, Maryland, Baylor College of Medicine in Houston, Texas, the National Institutes of Heath-funded, multi-center Production Assistance for Cellular Therapies Network, and the Fred Hutchinson Cancer Research Center in Seattle, Washington.
•	Other For-Profit Corporations — Other for profit corporations who are our direct competitors include: the Lonza Group Ltd, with the acquisition of the bioservices division of Cambrex Corporation with cell therapy manufacturing facilities in the United States and continental Europe; Cognate Bioservices, owned by Toucan Capital and which services its own internal sister-portfolio companies, as well as offering its services to external customers, with facilities in Maryland and California; Euffets, part of the Fresenius Medical Care group, with a facility in Germany and which has an existing network of apheresis centers; Angel Biotechnology in the United Kingdom, currently restructuring to focus exclusively in cell therapies; Cell Therapies Pty Ltd in Melbourne, Australia. In addition, there are other providers of support services with a peripheral offering or interest in cell or tissue therapy development or manufacturing.
•	Divisions of Biotechnology Companies — The development and manufacturing divisions of selected major biotechnology companies (e.g., Genzyme and Cell Genesys) which provide services using their existing spare infrastructure to offset costs also present competition to our Cell Therapy – United States reportable segment. Moreover, they may be able to offer such unused capacity as a loss leader and at lower rates than those offered by our Cell Therapy – United States reportable segment.
•	Early Stage Companies — Some early stage companies, which constitute a portion of our target market, have their own development and manufacturing facilities. These companies are competitive not only in that they may leverage their capacity by making it available to others but also in that, their decision to “build” precludes them — at least for the interim — from deciding to “buy” from our Cell Therapy – United States reportable segment.

Market Review and Analysis of the Therapeutics Industry

We believe that an increasing portion of healthcare spending in the United States will be directed to cell and tissue based therapies in the coming years, driven by aging baby boomers. An excerpt from “2020: A New Vision - A Future for Regenerative Medicine” from the U.S. Department of Health and Human Services, dated January 2005, highlights the potential of cell therapy, given present demand:

•	250,000 patients receive heart valves, at a cost of $27 billion annually; and
•	950,000 people die of heart disease or stroke, at a cost of $351 billion annually.

According to the same report, “Regenerative medicine is the vanguard of 21st century healthcare. We are on the cusp of a worldwide explosion of activity in this rapidly growing field of biomedicine that will revolutionize health care treatment. Regenerative medicine (cell therapies) will lead to the creation of fully biological or bio-hybrid tissues and organs that can replace or regenerate tissues and organs damaged by disease, injury, or congenital anomaly.” Regenerative medicine offers the promise to address many of these conditions by replacing or repairing malfunctioning tissues. The same report also indicated that a large fraction of the costs cited above are attributable to tissue loss or organ failure, with approximately eight million surgical procedures being performed annually in the United States to treat these disorders. If approved and effective, cell therapies may have the effect of cutting health care cost as they may facilitate functional restoration of damaged tissues and not just abatement or moderation of symptoms.

Aside from early tissue-based therapies approved in the 1990s, e.g., therapies developed by Genzyme and Organogenesis, the regenerative medicine industry is yet to mature to the point of having a number of approved therapies available on the market. However, there are a number of companies in late-stage clinical trials and one company, PCT’s former client Dendreon, has received approval from the FDA for the use of a cellular product as a prostate cancer therapy.

The scope of the evolving field of regenerative medicine entails:

•	Cell Therapy, which is the use of cells (adult or embryonic, donor or patient, stem or differentiated) for the treatment of many debilitating injuries and diseases. Near term, therapeutic applications may include cancer vaccines, cell based immune-therapy, heart disease, diabetes, Parkinson’s and Alzheimer’s diseases, vision impairments, orthopedic diseases and spinal cord injuries. This sector also includes the development of growth factors and serums and natural reagents that promote and guide cell development.
•	Tissue Engineering, which is the combination of cells with biomaterials (also called “scaffolds”) to generate partially or fully functional tissues and organs. Some natural materials, like collagen, can be used as biomaterial, but advances in materials science have resulted in a variety of synthetic polymers with attributes that would make them uniquely attractive for certain applications. Near term, therapeutic applications include heart patch, bone re-growth, wound repair, replacement bladders, inter-vertebral disc and spinal cord repair.
•	Tools & Devices, i.e., creating cell lines that embody genetic defects or disease characteristics that are used for the discovery and development of new drugs. This sector also includes companies developing devices that are designed and optimized for regenerative medicine techniques, such as specialized catheters for the delivery of cells, tools for the extraction of stem cells, cell-based diagnostic tools, etc.
•	Aesthetic Medicine, which includes developing cell therapies, tissues and biomaterials for cosmetic applications. This sector comprises hair follicle cells for hair regeneration, and collagen-secreting human dermal fibroblasts for facial wrinkles and other skin disorders.

We believe, based on clients PCT has served, that our manufacturing service and developmental offerings are strategically aligned to participate in all aspects of the evolving cell therapy (regenerative medicine) industry as defined above. Our goal is to position the Company as a recognized leader of cell therapy manufacturing and development services for this emerging industry.

Collection, Processing and Storage Services

Our Company is also engaged in the collection, processing, storage, distribution and transport of cell therapy products. This current range of Cell Collection, Processing and Storage business services was greatly enhanced by our acquisition of PCT in January 2011 as it assures that we have access to state of the art cGMP compliant facilities giving us a competitive advantage in the industry and positioning us to be the partner of choice.

We are a provider of adult stem cell collection, processing and storage services in the U.S., enabling healthy individuals to donate and store their stem cells for personal therapeutic use. Similar to the banking of cord blood, pre-donating cells at a younger age helps to ensure a supply of autologous stem cells should they be needed for future medical treatment. We have established a network of ten adult stem cell collection centers throughout the country. PCT provides commercial stem cell processing and storage services utilizing current good manufacturing practices, or cGMP standards.

Our process for collecting adult stem cells for autologous use involves the administration of a mobilizing agent prior to collection, allowing the migration of stem cells from bone marrow to peripheral blood. Once the stem cells have reached the bloodstream, an individual goes through a safe and minimally-invasive procedure called “apheresis,” similar to donating platelets, at one of the collection centers in our network. Then, the stem cells are processed and stored under cGMP standards. Our process does not change or alter the underlying cells and does not require expansion technology.

We believe that individuals will view the ability to pre-donate and store autologous adult stem cells for future personal therapeutic use as a valuable part of a “bio-insurance” program. The benefits of pre-donation include: having a known supply of autologous stem cells rather than an uncertain supply of compatible allogeneic stem cells; autologous stem cells may be compromised once a patient becomes sick; and the quantity and quality of stem cells generally diminish with age. This perceived value of pre-donation should increase as additional indications for stem cell-based therapies are developed. For example, first line therapy for exposure to radiation continues to be stem cell transplant. With the threat of nuclear disaster and terrorism, we believe this is a critical program to protect human health.

Our processing at PCT’s facilities typically occurs in class 10,000, Controlled Environment Rooms (CER) in a class 100 Biologic Safety Cabinet (BSC). Environmental monitoring, done weekly, includes air sampling, contact plates for surface monitoring, and Met One particle counts. PCT’s cleaning and sanitizing program involves daily, weekly, monthly, and quarterly cleaning protocols for the equipment and the rooms with bactericidal and sporicidal agents to control introduction of microorganisms and insect and pest control procedures. PCT has ongoing equipment validation, calibration and preventive maintenance programs to ensure reproducibility and consistency of results.

PCT employs an inspection and testing program for incoming materials, and for in-process and final products, as required. PCT employs scientifically sound procedures approved by a quality assurance function, and performs product sterility testing and release assays reviewed by the quality assurance department. PCT has labeling controls to prevent product mix-ups, employs a materials management program to ensure that only approved materials are used in manufacturing and to provide forward and backward traceability; a supplier approval program to ensure that the raw materials used are made under acceptable conditions and to provide a high degree of confidence in their efficacy. A separate quality unit is charged with the responsibility for review and approval of anything that affects the identity, strength, quality, and purity of the cell therapy product. With PCT’s experience in immune reconstitution we will be working with them to optimize collection yields for clients.

As part of our acquisition of PCT, we acquired DomaniCell, a wholly owned subsidiary of PCT, which assists hospitals with providing umbilical cord blood unit collection, and long-term storage services to patients for potential future therapeutic use. DomaniCell provides the front-end interface and support services to hospitals and in turn employs PCT’s cell therapy manufacturing facilities for the processing and long-term storage of umbilical cord blood units.

With the acquisition of PCT in January, the Company is bundling together as a multi-generational stem cell collection and storage service that the Company will call the “Family Plan,” consisting of NeoStem’s adult stem cell and PCT’s cord blood collection and storage offerings. Dr. Manny Alvarez, an esteemed Obstetrician and Gynecologist and recognized television and online healthcare professional, is serving exclusively as the Company’s spokesperson and public representative under a three year agreement, with an option to extend, under which he will promote NeoStem’s consumer services through endorsements, print and online marketing, and more. This provides NeoStem’s stem cell banking products with the validation of a highly respected health news personality. Our marketing efforts will be restructured to focus on obstetricians and gynecologists and to educate them on the benefits to their patients of storage both their child’s cord blood and their stem cells in a cGMP compliant process as offered by the Company.

We believe that just as people plan for their own financial future, they can plan towards their health future by storing their own stem cells for their own use. The banking of cord blood is marketed and sold to expecting parents as “biological insurance.” PCT’s own research showed that while this practice is gaining in acceptance, the market is still in its infancy with cord blood banking occurring for only 3.5% of total births in the United States. However, we hope to expand this business by offering to these parents banking their infants cord blood the opportunity to also bank their adult stem cells. Patients regardless of age can choose stem cell and immune system cell collection and storage as personal insurance that their stem cells will be available for their own use if needed in the future. Based on current science, the preferable time for collection is when one is healthy and unlikely to have stem cells already programmed for disease or before the immune system is damaged by disease or toxins (drugs including chemotherapy or radiation).

The Company recognizes that there remains skepticism in the marketplace with recently published articles pointing out how certain doctors believe it is a waste of money to store the cord blood privately, since it gives a false sense of security to the parent at a substantial cost at times. An important advantage of the national, public cord blood collection system is that it costs nothing for patients to donate their cord blood. Additionally, major medical organizations, including the American Academy of Pediatrics (AAP), the American Medical Association (AMA), the American College of Obstetricians and Gynecologists (ACOG), and the American Society of Blood and Marrow Transplantation (ASBMT) do not recommend private storage, except in very limited instances. Further, PCT believes that the medical community is currently supportive of public cord blood donation and of the national cord blood registry that is administered by the National Marrow Donor Program.

Management believes however that central to increasing market share for private umbilical cord blood collection and storage is compliance with cGMP and documented experience in the clinical distribution and usage of cells as therapies. These are both advantages that we can offer through PCT. We intend to leverage PCT’s position in the market place for cell therapy manufacturing, storage, and distribution for clinical use to expand the umbilical cord blood collection and storage business of DomaniCell and our historic adult stem cell business in a combined Family Plan.

We also intend to focus marketing and educational programs on current uses for stem cells over potential future uses and leverage the combined collection business with the umbilical cord business as it has historically been a more prevalent revenue opportunity. We also plan to leverage and market key endorsements, including the Company’s government research grants, the Company’s relationship with the Vatican’s Pontifical Council, as well as celebrity and corporate endorsements.

Transportation Network

We believe that today’s commercially available transportation systems are not set up for shipment of biological or other perishable goods and will not be able to meet the demands of the emerging cell therapy market. To succeed, the large-scale commercialization of cell therapy products will need to overcome the present weaknesses of the major air carriers, including the lack of a true point-to-point chain of control, non-controlled X-ray and inspection, no guarantee of package orientation, handling or storage conditions and in many cases no standard, documented and tracked operating procedures.

A successful transportation network for cell therapy will require a completely secure point-to-point chain of control and custody; cGMP standard operating procedures in all phases of transit; a highly specialized and trained air and ground courier network; quality assurance at each transfer point; and real-time package tracking.

We strive to maintain high standards in transportation and handling of client cell products. Shipments of products are tracked as PCT and its clients develop confidence in the abilities of PCT’s transportation partners. PCT is laying the groundwork for such a network as part of its business development process.

While reliable ground carriers with experience in the transport of blood products already exist in major metropolitan areas of the country, air carriers meeting such needs are limited. PCT evaluated the major domestic express carriers, including Federal Express and UPS, and concluded that even their highest-level services are inadequate to meet the sector’s needs. However, PCT identified and validated AirNet Systems, Inc., a specialty air carrier with a fleet of over 100 aircraft serving over 100 cities nationwide, as a transportation partner. AirNet has built its business on check delivery and other services to banks, and it now specializes in shipping medical products, including whole blood and blood products, tissue for transplantation, and diagnostic specimens. AirNet also handles cryopreserved specimens and biologics. PCT currently use the services of AirNet for its transportation needs and has a co-marketing agreement with AirNet centered on combining their logistical expertise and transportation infrastructure with PCT’s point-to-point logistics and handling protocols to provide a non-integrated but complimentary and comprehensive transportation network for the shipment of cell therapy products.

Competition – Cell Collection, Processing and Storage

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

In addition, cord blood banks such as ViaCord or LifebankUSA easily could enter the field of adult stem cell collection because of their processing labs, storage facilities and customer lists. We estimate that there are approximately 53 cord blood banks in the U.S., approximately 33 of which are autologous, meaning that the donor and recipient are the same, and approximately 20 of which are allogeneic, meaning that the donor and recipient are not the same. Hospitals that have transplant centers to serve cancer patients may elect to provide some or all of the services that we provide. We estimate that there are approximately 168 hospitals in the U.S. with stem cell transplant centers. These competitors may have better experience and access to greater financial resources than we do. In addition, other established companies may enter our markets and compete with us.

We believe we have a strategic advantage over our competitors based on our ability to meet cGMP regulatory requirements in an industry that is widely dispersed with a range of quality issues.

GOVERNMENT REGULATION:
CELL THERAPY – UNITED STATES

U.S. Government Regulation

The health care industry is one of the most highly regulated industries in the United States. The federal government, individual state and local governments, as well as private accreditation organizations, oversee and monitor the activities of individuals and businesses engaged in the development, manufacture and delivery of health care products and services. Federal laws and regulations seek to protect the health, safety, and welfare of the citizens of the United States, as well as to prevent fraud and abuse associated with the purchase of health care products and services with federal monies. The relevant state and local laws and regulations similarly seek to protect the health, safety, and welfare of the states’ citizens and prevent fraud and abuse. Accreditation organizations help to establish and support industry standards and monitor new developments. The following is a general description of the current material laws and regulations.

FDA Regulation of Cell Therapy Facilities

Manufacturing facilities that produce cellular therapies are subject to extensive regulation by the FDA.

HCT/P Regulations

In particular, FDA regulations set forth requirements pertaining to establishments that manufacture human cells, tissues, and cellular and tissue-based products (“HCT/Ps”). Title 21, Code of Federal Regulations, Part 1271 (21 CFR Part 1271) provides for a unified registration and listing system, donor-eligibility, current good tissue practices, and other requirements that are intended to prevent the introduction, transmission, and spread of communicable diseases by HCT/Ps. More specifically, key elements of Part 1271 include:

•	Registration and listing requirements for establishments that manufacture HCT/Ps;
•	Requirements for determining donor eligibility, including donor screening and testing;
•	Current good tissue practice requirements, which include requirements pertaining to the manufacturer’s quality program, personnel, procedures, manufacturing facilities, environmental controls, equipment, supplies and reagents, recovery, processing and process controls, labeling, storage, record-keeping, tracking, complaint files, receipt, pre-distribution shipment, distribution, and donor eligibility determinations, donor screening, and donor testing;
•	Adverse reaction reporting;
•	Labeling of HCT/Ps; and
•	FDA inspection, retention, recall, destruction, and cessation of manufacturing operations.

PCT currently collects, processes, stores and manufactures HCT/Ps, as well as manufactures cellular therapy products that are regulated as biological products. DomaniCell also collects, processes, and stores HCT/Ps. Therefore, both PCT and DomaniCell must comply with Part 1271 and with the cGMP guidelines that apply to biological products. PCT’s management believes that other requirements pertaining to biological products, such as requirements pertaining to premarket approval, do not currently apply to PCT because PCT is not currently marketing and selling cellular therapy products. However, these additional requirements may apply to companies that PCT incubates and spins off, such as Amorcyte, if these companies pursue marketing of cellular therapy products. Additionally, if either PCT or DomaniCell changes its business operations in the future, the FDA requirements that apply to PCT or DomaniCell may also change.

Current Good Manufacturing Practices (cGMP) Standards

Additional FDA laws and regulations apply to cellular therapies comprised of HCT/Ps that are regulated as a drug, biological product, or medical device. (See 21 CFR 1271.10(a)). These laws and regulations include requirements for current Good Manufacturing Practices (“cGMP”). In summary, FDA’s cGMP requirements embody a set of principles that govern a facility’s laboratory and manufacturing operations. These requirements are designed to ensure that a facility’s processes — and products resulting from those processes — meet defined safety requirements and have the identity, strength, quality and purity characteristics that they are represented to have.

FDA current Good Manufacturing Practices (cGMP) requirements, set forth in Title 21, Parts 210 and 211, of the Code of Federal Regulations (21 CFR Parts 210 and 211) are federal regulations that govern the manufacture, processing, packaging and holding of drug and cell therapy products. The objective of compliance with cGMP standards is to protect the public health and safety by ensuring that:

•	Products have the identity, strength, quality and purity that they purport or are represented to possess;
•	Products meet their specifications; and
•	Products are free of objectionable microorganisms and contamination.

A central focus of the cGMP requirements is to design and build quality into the manufacturing processes and the facilities in which products are produced. This is done by implementing quality systems and processes, such as:

•	Identifying critical points that need to be controlled, monitored and tested.
•	Preparing a set of written instructions or procedures, including product specifications, to ensure consistency and reproducibility of results and product characteristics.
•	Designing systems and procedures to prevent contamination and ensure product integrity.
•	Documentation of product testing results and procedures.
•	Validating the process and test methods to ensure reliability of results and consistency in processing.
•	Protecting the product from introduction of contamination or objectionable microorganisms by manufacturing in a clean room environment, which includes control of particulates and microorganisms while ensuring adequate space and proper facility controls.

Compliance with FDA requirements can be time consuming, costly and can result in delays in product approval or product sales. Further, failure to comply with applicable FDA requirements can result in regulatory inspections and associated observations, warning letters, other requirements of remedial action, and, in the case of failures that are more serious, suspension of manufacturing operations, seizure, injunctions, product recalls, fines, and other penalties. Management believes that PCT’s facilities are in material compliance with applicable existing FDA requirements, and intends to continue to comply with new requirements that may apply in the future.

Additionally, FDA, other regulatory agencies, or the United States Congress may be considering, and may enact laws or regulations regarding the use and marketing of stem cells, cell therapy products, or products derived from human cells or tissue. These laws and regulations can affect us directly or the business of some of PCT’s clients and therefore the amount of business PCT receives from these clients.

State Regulation of Cell Therapy

Certain state and local governments regulate cell-processing facilities by requiring them to obtain other specific licenses. As required under applicable state law, PCT’s New Jersey and California facilities are licensed, respectively, as a blood bank in New Jersey and as a drug manufacturing facility in California. PCT also maintains licenses with respect to states that require licensure of out-of-state facilities that process cell, tissue and/or blood samples of residents of such states (e.g., New York and Maryland). PCT has the relevant state licenses needed for processing and is AABB (American Association of Blood Banks) accredited for this purpose. PCT’s management believes that it is in material compliance with currently applicable federal, state, and local laboratory licensure requirements, and intends to continue to comply with new licensing requirements that may become applicable in the future.

Certain states may also have enacted laws and regulations, or may be considering laws and regulations, regarding the use and marketing of stem cells or cell therapy products, such as those derived from human embryos. While these laws and regulations should not directly affect PCT’s business, they could affect the business of some of PCT’s clients and therefore the amount of business PCT receives from these clients.

Federal Regulation of Clinical Laboratories

The Clinical Laboratory Improvement Act Amendments of 1988 (“CLIA”) extends federal oversight to clinical laboratories that examine or conduct testing on materials derived from the human body for the purpose of providing information for the diagnosis, prevention, or treatment of disease or for the assessment of the health of human beings. CLIA requirements therefore include those laboratories that handle biological matter. CLIA requires that these laboratories be certified by the government, satisfy governmental quality and personnel standards, undergo proficiency testing, be subject to biennial inspections, and remit fees. The sanctions for failure to comply with CLIA include suspension, revocation, or limitation of a laboratory’s CLIA certificate necessary to conduct business, fines, or criminal penalties. Additionally, CLIA certification may sometimes be needed when an entity, such as PCT or DomaniCell, desire to obtain accreditation, certification, or license from non-government entities for cord blood collection, storage, and processing. PCT has obtained CLIA certification for its facilities in New Jersey. PCT has been advised that, currently, CLIA certification is not required for its PCT facilities in California. However, to the extent that any of the activities of PCT or DomaniCell (for example, with regard to processing or testing blood and blood products) require CLIA certification, PCT intends to obtain and maintain such certification and/or licensure.

Health Insurance Portability and Accountability Act — Protection of Patient Health Information

The Administrative Simplification provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) require health care plans, health care providers and health care clearinghouses, collectively defined under HIPAA as “Covered Entities,” to comply with standards for the use and disclosure of health information within such organizations and with third parties. These include standards for:

•	Common health care transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures;
•	Unique identifiers for providers, employers, health plans and individuals; and
•	Security and privacy of health information.

Although the obligations of HIPAA only apply directly to Covered Entities, any Covered Entity that uses third parties (referred to in HIPAA as “Business Associates”) to perform functions on its behalf involving the creation or use of certain patient health information is required to have a contract with the Business Associate that limits the use and disclosure of such information by the Business Associate.

While management believes that the current business operations of PCT or DomaniCell would not cause either of them to be considered a Covered Entity, there is a risk that due to conflicting interpretations of the regulations, DomaniCell may be a Covered Entity. If DomaniCell is a Covered Entity, there is a risk of liability that DomaniCell may not be complying fully with all HIPAA requirements. PCT has signed Business Associate Agreements where requested by PCT’s customers who are Covered Entities, which would require compliance with certain privacy and security requirements relating to individually identifiable health information created or used in connection with such relationships. PCT is in substantial compliance with such Business Associate Agreements. However, given its complexity and the possibility that the regulations may change and may be subject to changing and even conflicting interpretation, PCT’s ability to comply fully with all of the HIPAA requirements and requirements of its Business Associate Agreements is uncertain. Further, as a result of amendments to HIPAA under the American Recovery and Reinvestment Act of 2009, PCT’s and DomaniCell’s compliance burden has increased and they will be subject to audit and enforcement by the federal government and, in some cases, by state authorities. Further, they are obligated to publicly disclose wrongful disclosures or losses of personal health information.

Stem Cell Therapeutic and Research Act of 2005

The Stem Cell Therapeutic and Research Act of 2005 established a national donor bank of cord blood and created a national network for matching cord blood to patients. The National Marrow Donor Program (NMDP) carries out this legislation, which entails acting as the nation’s Cord Blood Coordinating Center and actively recruiting parents for cord blood donations. The NMDP also administers the National Cord Blood Inventory (NCBI), which has a goal of collecting 150,000 cord blood units that could be used to treat patients all over the United States. Importantly, the legislation also authorized federal funding to support the legislation’s goals for collecting cord blood units.

The existence and proliferation of this public cord blood bank may adversely affect PCT and/or the business of DomaniCell, because parents may opt to donate their newborn’s cord blood to the public registry and to use the public registry if stem cells from cord blood are needed for treatment purposes. In this regard, an important advantage of the national, public cord blood collection system is that it costs nothing for patients to donate their cord blood. Additionally, major medical organizations, including the American Academy of Pediatrics (AAP), the American Medical Association (AMA), the American College of Obstetricians and Gynecologists (ACOG), and the American Society of Blood and Marrow Transplantation (ASBMT) do not recommend private storage, except in very limited instances. Further, this national, public cord blood registry is widely accepted by the medical community, and therefore physicians and others in the health care community may be less willing to use or recommend a private cord blood facility.

Other Applicable Laws

In addition to those described above, other federal and state laws and regulations that could directly or indirectly affect our ability to operate the business and/or financial performance include:

•	State and local licensure, registration and regulation of laboratories, the processing and storage of human cells and tissue, and the development and manufacture of pharmaceuticals and biologics;
•	Other laws and regulations administered by the United States Food and Drug Administration, including the Federal Food Drug and Cosmetic Act and related laws and regulations and the Public Health Service Act and related laws and regulations;
•	Laws and regulations administered by the United States Department of Health and Human Services, including the Office for Human Research Protections;
•	State laws and regulations governing human subject research;
•	Federal and state coverage and reimbursement laws and regulations, including laws and regulations administered by the Centers for Medicare & Medicaid Services and state Medicaid agencies;
•	The federal Medicare and Medicaid Anti-Kickback Law and similar state laws and regulations;
•	The federal physician self-referral prohibition commonly known as the Stark Law, and state equivalents of the Stark Law;
•	Occupational Safety and Health (“OSHA”) requirements;
•	State and local laws and regulations dealing with the handling and disposal of medical waste; and
•	The Intermediate Sanctions rules of the IRS providing for potential financial sanctions with respect to “Excess Benefit Transactions” with HUMC or other tax-exempt organizations.

Enactment of Comprehensive Health Care Reform

In late March 2010, the Federal government enacted a comprehensive health care reform package which consists of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Health Reform”). Among other provisions, the Health Reform imposes individual and employer health insurance requirements, provides certain insurance subsidies (e.g., premiums and cost sharing), mandates extensive insurance market reforms, creates new health insurance access points (e.g., State-based health insurance exchanges), expands the Medicaid program, promotes research on comparative clinical effectiveness of different technologies and procedures, and makes a number of changes to how products and services will be reimbursed by the Medicare program. Amendments to the Federal False Claims Act under Health Reform have made it easier for private parties to bring “qui tam” (whistleblower) lawsuits against companies, under which the whistleblower may be entitled to receive a percentage of any money paid to the government.

There are a number of provisions in the Health Reform that may directly impact our customers and, therefore, indirectly affect us. For example, the Health Reform expands the number of individuals that will be covered by either private or public health insurance, which may, in turn, increase the pool of potential purchasers for our customers’ products to the extent they are reimbursable by private or public health insurance. The Health Reform also requires health insurance issuers in the individual and small group markets to cover certain “essential health benefits,” which include prescription drugs and which may increase coverage for our customers’ products. In addition, the Health Reform reduces income and raises costs for our customers through, for instance, the imposition of drug price discounts for Medicare Part D enrollees in the “donut hole” and the imposition of an annual fee on prescription drug and biologic manufacturers. Such provisions may cause our customers to seek to restrain costs in other areas, including the services which we provide.

The Health Reform also authorizes the FDA to approve biosimilar products (sometimes referred to as “generic” biologic products). The new law established a period of 12 years of data exclusivity for the original, reference products in order to preserve incentives for future innovation. The statute also sets forth approval standards for biosimilars, which require a demonstration of biosimilarity via analytical and clinical studies, as well as similarities in the products’ conditions for use, route of administration, and other factors. With the introduction of a pathway for the approval of biosimilars in the United States, demand for our services may increase.

The effective dates of the various provisions within the Health Reform are staggered over the next several years, with some changes occurring immediately. Much of the interpretation of the Health Reform will be subject to administrative rulemaking, the development of agency guidance, and court interpretation. Therefore, the consequences of the Health Reform on PCT’s services are unknown and speculative at this point.

Regenerative Medicine – China

We believe that in China, we can accelerate research, the development of stem cell-based therapies, and the creation of intellectual property positions in the stem cell field because of China’s regulatory and scientific environment and its culture, which are more readily accepting of stem cell-based therapies. Additionally, China has a large population with a rapidly growing middle and upper class who are interested in regenerative medicine and can afford such services. Accordingly, in 2009, we expanded our operations and markets to include China through the creation of a separate stem cell business unit.

Our China stem cell-based initiatives will be led by U.S. researchers and physicians in collaboration with experts in China for each clinical application to be pursued. We believe that this collaborative approach, and our expansion into China, will create commercial, financial and scientific opportunities that, ultimately, will generate increased revenues for us.

Our current stem cell-based initiatives in China include:

•	developing a pipeline of regenerative medicine therapies, initially focused on orthopedic conditions;
•	developing wellness, cosmetic and anti-aging applications; and
•	participating in the medical tourism market for regenerative medical treatments; and
•	engaging in research and development designed to improve and expand our service and product offerings both in the U.S. and in China by leveraging China’s more favorable regulatory environment

Because certain PRC regulations currently restrict foreign entities from holding certain licenses and controlling certain businesses in China, we have created a wholly foreign-owned entity, or WFOE, NeoStem (China), Inc., or NeoStem (China), to implement our expansion initiatives in China. Additionally, to comply with China’s foreign investment regulations with respect to stem cell-related activities, these business initiatives in China are conducted via two Chinese domestic entities, Qingdao Neo Bio-Technology Ltd.,or Neo Bio-Technology, and Beijing Ruijieao Bio-Technology Ltd., or Beijing Ruijieao, that are controlled by the WFOE through various contractual arrangements. See “PRC Corporate Legal Structure and Government Regulation” below.

Orthopedic Therapies

We advanced our regenerative medicine business in China, in March 2009, by acquiring an exclusive license for Asia to use an innovative process that expands a patient’s own adult stem cells and treats a variety of musculoskeletal diseases, including osteoarthritis, meniscus tears of the knee, avascular necrosis and bulging lumbar discs. This technology was developed by a Colorado-based company. Our license agreement includes the provision of consulting services to us in the area of stem cell-based orthopedic therapies for the Asia market. We believe that the integration of our peripheral blood collection process into this licensed procedure may enhance its marketability. The figure below demonstrates the regenerative effect of stem cells in these indications.

To provide orthopedic-related stem cell-based services, we are establishing a network of hospitals to offer these orthopedic treatments in China. In June 2010, we launched a collaboration with Wendeng Hospital, which will be the first of such hospitals. Neo Bio-Technology entered into a five-year cooperation agreement with Wendeng Hospital to treat patients and conduct clinical research regarding the application of autologous stem cells for the treatment of a variety of orthopedic conditions. Wendeng Hospital is considered to be one of the leading specialty orthopedic hospitals in China, with close to 90% of its in-patient capacity dedicated to orthopedic cases. In December 2010, we entered into an additional hospital cooperation agreement with Shijiazhuang Third Hospital, located in Shijiazhuang, Hebei Province, approximately 170 miles south of Beijing. Shijiazhuang Third Hospital has 800 beds, 350 of which are dedicated to orthopedics. Shijiazhuang Third Hospital specializes in orthopedics with extensive experience in spinal, joint, and hand and foot surgeries. It also boasts a highly regarded orthopedic trauma emergency room.

We expect to enter into yet another hospital collaboration agreement in mid 2011 as we continue to expand our China network.

In the third quarter of 2010, Weihai Municipal Price Bureau, the local authority in charge of pricing for public medical services in China, approved the pricing for our single-side and bilateral arthroscopic orthopedic autologous adult stem cell based treatment as administered at Wendeng Orthopedic Hospital and approved Wendeng Hospital’s application for reimbursement for up to 80% of the cost of the orthopedic procedure under the new technology category.

Wellness, Cosmetic & Anti-Aging

NeoStem is reassessing how it will approach its Wellness, Cosmetic & Anti-Aging program in China.Wein-licensed technology from Vincent Giampapa, M.D., in February 2009, and have been working with him to develop a program that utilizes some of the products and therapies, including stem cell-based therapies and health supplements, that he offers to his patients in the U.S. for wellness, cosmetic and anti-aging applications. One of the key initial anticipated therapies is an autologous adult stem cell-based skin rejuvenation therapy as is currently offered in Taiwan as part of an arrangement with Enhance Biomedical Holding. The license agreement with Dr. Giampapa is intended to advance our regenerative medicine business in China by our acquisition of a world-wide, exclusive license to certain innovative stem cell technology and applications for cosmetic facial and body procedures and skin rejuvenation. This supplements a three-year agreement that Dr. Giampapa entered into with us in January 2009 where he agreed to provide us with consulting services in the anti-aging area. In collaboration with Dr. Giampapa, we intend to assist our partners to develop and launch a range of cosmetic and anti-aging applications in China.

Consulting and Royalty Agreement

In June 2009, we signed an agreement, or the Network Agreement, with Enhance BioMedical Holdings Limited, or Enhance BioMedical, a Shanghai corporation and subsidiary of Enhance Holding Corporation, a multinational conglomerate with businesses in various market sectors including healthcare. Pursuant to the Network Agreement, Enhance Biomedical will help us develop an adult stem cell collection and treatment network using our proprietary stem cell technologies in Shanghai and Taiwan as well as the Chinese provinces of Jiangsu, Zhejiang, Fujian, Anhui and Jiangxi, or the Network Territory. Enhance BioMedical has healthcare provider relationships with numerous hospitals and doctors in the Network Territory. It also operates the Anti-Aging and Prevention Medical Center in Taipei, Taiwan, with facilities focused on stem cell research and development and anti-aging therapies. As of March 15, 2011, Enhance BioMedical was the beneficial owner of approximately 9.7% of our common stock.

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

In June 2010 Enhance Biomedical launched adult stem cell collection and storage activities and cosmetic and anti-aging therapies in Taiwan under our Network Agreement. We are discussing ways to work more closely together to expand the anti-aging and cosmetic business throughout the PRC.

Medical Tourism

“Medical tourism” is defined as the process of travelling from home for treatment abroad or elsewhere domestically. A large segment of the individuals participating in medical tourism seek access to medical therapies not currently available or affordable in their home countries. The World Bank estimates that medical tourism will be a $10 billion industry by 2011. In 2007, approximately 750,000 Americans traveled outside the U.S. to obtain medical treatment, a number which is expected by many to grow significantly over time.

Since our inception, we have been building relationships with physicians in the U.S. and abroad who have developed advanced therapies using autologous stem cells. China, specifically, is fast emerging as a desirable destination for individuals seeking medical care in a wide range of medical specialities, including cardiology, neurology, orthopedics and others. As a result, a number of leading private and government hospitals in major Chinese cities have established medical tourism departments to provide treatment to international patients using advanced Western medical technology and techniques, including stem cell-based therapies. In addition to capitalizing on this trend as a potential driver for our collection and storage business, we plan to work with specialty hospitals and physicians in China and elsewhere to make cell-based therapies available for these medical tourism patients.

Research and Development

In May 2009, Neo Bio-Technology leased space from Beijing Zhongguancum Life Science Park Development Corp., Ltd. to be used for a world-class storage facility in Beijing, China or the Beijing Facility, that will be equipped to provide comprehensive adult stem cell collection, processing and storage capabilities, and a laboratory to support a number of our therapeutic programs. This lease was assigned to NeoStem (China) in February 2010.

In order to implement the establishment of the Beijing Facility, as of December 31, 2009, our Company, our WFOE subsidiary NeoStem (China), and PCT, entered into an agreement, whereby NeoStem and NeoStem (China) engaged PCT to perform the services necessary (1) to construct the Beijing Facility, consisting of a clean room for adult stem cell clinical trial processing and other stem cell collections which will have the processing capacity on an annual basis sufficient for at least 10,000 samples, research and development laboratory space, collection and stem cell storage area and offices, together with the furnishings and equipment, and (2) to effect the installation of quality control systems consisting of materials management, equipment maintenance and calibration, environmental monitoring and compliance and adult stem cell processing and preservation which comply with cGMP standards and regulatory standards that would be applicable in the United States under GTP standards, as well as all regulatory requirements applicable to the program under the laws of the PRC.

The Beijing Facility is located at the Life Science Innovation Center, Life Science Park, Zhongguancum, Beijing. The aggregate projected cost of the program, including the Phase 1 equipment purchases, is expected to be approximately $3,000,000. The project commenced on April 1, 2010 and construction was completed on schedule by year-end. With the PCT business, the program will change slightly to assist their clients to expand into China.

PRC Corporate Legal Structure and Government Regulation

We conduct our operations in the PRC through two distinct corporate structures: (i) our China adult stem cell operations (which constitute part of our Therapeutics Division, as described above) are conducted through contractual arrangements that our wholly foreign-owned entity, or WFOE, NeoStem (China) has with two variable interest entities, or VIEs, Qingdao Neo Bio-Technology Ltd. and Beijing Ruijieao Biotechnology Ltd., and (ii) our China pharmaceutical business unit (which constitutes our Pharmaceutical Manufacturing Division, as further described below) is conducted though our 51% ownership interest in Erye.

The following diagram summarizes the corporate structure of our operations in the PRC:

Because certain PRC regulations currently restrict or prohibit foreign-invested entities from holding certain licenses and controlling businesses in certain industries in China, we created the WFOE, NeoStem (China), to implement our expansion objectives in China. NeoStem (China) may engage in the research and development, transfer and technological consultation service of bio-technology, regenerative medical technology and anti-aging technology, excluding the development or application of human stem cell, gene diagnosis and treatment technologies; consultation of economic information; import, export and wholesaling of machinery and equipment (the import and export do not involve the goods specifically stipulated in/by state-operated trade, import and export quota license, export quota bidding, export permit, etc.). To comply with China’s foreign investment prohibition on stem cell research and development, clinical trials and related activities, this business is conducted via two VIEs: Neo Bio-Technology and Beijing Ruijieao, each a Chinese domestic company controlled by NeoStem (China) through the VIE documents. Under the VIE documents, the shareholders of the VIEs are required to transfer their ownership interests in these entities to NeoStem (China) in China in the event Chinese laws and regulations allow foreign investors to hold ownership interests in the VIEs, or to our designees at any time for the amount of, to the extent permitted by Chinese laws, the outstanding loans to the VIE shareholders. The shareholders of the VIEs have entrusted us to appoint the directors and senior management personnel of the VIEs on their behalf. Through NeoStem (China), we have entered into exclusive technical and management service agreements and other service agreements with the VIEs, under which NeoStem (China) is providing technical and management services to the VIEs in exchange for substantially all net income of the VIEs. In addition, shareholders of the VIEs have pledged their equity interests in the VIEs to NeoStem (China) as collateral for non-payment of loans or for fees on technical and management services due to us.

PHARMACEUTICAL MANUFACTURING – CHINA

We believe that China currently affords a unique opportunity to grow our revenues on an accelerated basis. In order to enter this market, we completed the merger with China Biopharmaceuticals Holdings, Inc. (“CBH”), on October 30, 2009 (the “Erye Merger”), the net effect of which was the acquisition by us of a 51% ownership interest in Erye. Our current senior executive management team at Erye, Mr. Shi, Chairman, and Madame Zhang, General Manager, joined Erye in 1998, who in conjunction with others bought it from the PRC government in 2003 and, in the years that followed, transformed it into a profitable private enterprise. Erye had approximately 835 employees as of December 31, 2010, of which approximately 526 were full-time.

The Erye Merger was consummated pursuant to the terms of an Agreement and Plan of Merger, dated November 2, 2008, as amended (the “Erye Merger Agreement”). Pursuant to the Erye Merger Agreement, on October 30, 2009, CBH merged with and into our wholly owned subsidiary. Following the Erye Merger, Erye Economy and Trading Co. Ltd. (“EET”), an entity controlled by management of Erye, continued to own the remaining 49% ownership interest in Erye.

An amended joint venture agreement and articles of association of Erye was approved by the requisite PRC governmental authorities on or about December 28, 2009 (the “Joint Venture Agreement”). Under the Joint Venture Agreement, for 2010 and approximately the next two years (i) 49% of net profit, after tax, will be distributed to EET (which owns the remaining 49% of Erye), and loaned back to Erye for use in connection with its construction of the new Erye facility; (ii) 45% of the net profit after tax will be provided to Erye as part of the new facility construction fund, which will be characterized as paid-in capital for our 51% interest in Erye; and (iii) only 6% of the net profit will be distributed to us directly for our operating expenses.

Erye was founded more than 50 years ago and represents an established, vertically-integrated pharmaceutical business, focused primarily on the manufacturing and sale of antibiotics. Historically, Erye has concentrated its efforts on the manufacturing and distribution of generic antibiotic products and has received more than 160 production certificates from the SFDA covering both antibiotic prescription drugs and active pharmaceutical intermediates, or APIs. Erye’s revenue for 2009 and 2010 was approximately $61.4 million and $72.6 million, respectively.

Our Pharmaceutical Manufacturing – China reportable segment consists of our interest in the Erye business.

Industry

China has a large population with a rapidly growing demand for pharmaceutical drugs and has committed to providing increased governmental insurance to provide a larger segment of the population greater access to pharmaceuticals. The antibiotics market in China was approximately $8.8 billion in 2007, with an annual average growth rate of approximately 24 percent for the previous three years. The overall pharmaceuticals market in China is forecasted to reach $78 billion by 2013, becoming the third largest drug market in the world behind the U.S. and Japan.

In early 2009, the PRC government announced that improving healthcare for its citizens would be a major priority and China’s State Council approved the spending of $124 billion on its healthcare system between 2009 and 2011. This spending initiative, coupled with a population approaching 1.4 billion, makes China a large market opportunity for pharmaceutical drugs. As part of this initiative, China has created the New Rural and Urban Cooperative Medical Insurance System. More than 70% of the drugs produced by Erye are covered under this new medical insurance system.

Products

Erye offers a broad portfolio of anti-infective drugs, with no single product accounting for more than 10% of total revenues for 2010. In 2010, approximately seven of the top 20 antibiotics used in Chinese hospitals were products offered by Erye. Erye’s top ten products, by revenue, for 2010, are set forth in the following table:

Product Name	Product Type	% of Sales
Acetylspiramycin	API	5%
Cefamandole Natate for injection (0.5g)	Injectible Finished Product	4%
Oxacillin Sodium	API	4%
Amoxicillin/Sulbactum Sodium for injection	Injectible Finished Product	4%
Cefamandole Natate for injection (1.0g)	Injectible Finished Product	4%
Mezlocillin sodium for injection	Injectible Finished Product	4%
Amoxicillin & Clavulanate Potassium sodium	Injectible Finished Product	3%
Azlocillin sodium	API	3%
Ceftizoxime sodium for injection (0.5g)	Injectible Finished Product	3%
Ceftizoxime sodium for injection (1.0g)	Injectible Finished Product	3%

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

In 2005, the PRC government issued a mandate requiring the relocation of many of Erye’s existing manufacturing facilities. The government mandate did not require Erye to relocate by any specific date. In order to comply with this mandate and to meet the growing demands of its business, Erye acquired land use rights to approximately 27 acres in the Xiangcheng District of Suzhou and, in 2007, commenced the construction of a new, state-of-the-art production facility. This new campus-style facility includes 16 buildings containing a total of approximately 53,186 square meters of space, for which the external building construction has been completed. Most elements of the project have been completed and put into service in 2010 and the relocation is expected to be completed in 2011. The land use rights end in 2057.

Erye began transferring its operations in January 2010. The relocation is continuing as the new production lines are completed and receive cGMP certification through 2011. In January 2010, Erye received notification that the SFDA has approved Erye’s application for cGMP certification to manufacture solvent crystallization sterile penicillin and freeze dried raw sterile penicillin at the new facility, which provides 50% and 100% greater manufacturing capacity, respectively, than its existing facility. In 2010, these two lines have accounted for approximately more than 90% of Erye’s sales. In June 2010, Erye passed the government inspection by the SFDA to manufacture penicillin and cephalosporin powder at the new facility. The facility is fully operational with respect to these lines. Coupled with the approval of the lines in January 2010, Erye has relocated lines representing 90% of its 2010 sales to the new facility.

Once Erye has completed the transfer of operations to the new facilities, and its new production lines are fully operational, it will have substantially increased capacity from the current plant, with the goal of becoming among the largest antibiotics producers in Eastern China. Such dominant market position should allow us to take advantage of the expected growth and spending in this segment of the market. We recognize that there will be continuous price pressure on Erye as over 70% of the manufactured drugs are on the essential drug list. There has recently been evidence of such price pressure – i.e., on March 2, 2011 the National Development and Reform Commission issued price cuts for medical insurance drugs which substantially impacts two of Erye’drugs. We anticipate that Piperacillin Sodium Sulbactam Sodium will experience as much as a 50% price decline while the price of Ligustrazine Phosphate may be reduced by approximately 75%. In 2010 Piperacillin Sodium Sulbactum Sodium accounted for approximately 3% of sales and Ligustrazine Phosphate accounted for approximately 2.5% of sales.

Our U.S. based management team intends to work closely with the management of Erye to identify new pharmaceutical product candidates to further accelerate revenue growth. We believe that our ownership in Erye, and the expansion of our stem cell business into China, will create commercial, financial and scientific opportunities to significantly grow our business.

The total cost of the new facility is estimated to be approximately $38 million, of which approximately $34 million has been paid for through December 31, 2010. The remaining $4 million is expected to be funded from Erye’s operating cash flow. To this end, the owners of Erye have agreed to reinvest a substantial portion of their respective shares of the earnings of Erye to pay the costs associated with the completion of, and Erye’s relocation to, the new production facility.

Research and Development — Product Pipeline

Erye provides a well-established and capable platform and network for the introduction of pharmaceuticals, and other health-related products, to the vast domestic patient and consumer markets in China.

Currently, Erye has seven new drug candidates in its pipeline, at varying stages of the development and commercialization process. Applications for production certificates for four of these drug candidates have been submitted to the SFDA, and two – Omeprazole capsules and Cloxacillin Sodium sterile API – have been approved in 2010. (Omeprazole was launched in February 2010 and Cloxacillin is expected to launch in 2011.) The remaining two (Adefovir capsules and ADI and Clindamycin Phosphate injection) are pending approval by the SFDA. Erye also has three candidates in clinical trials that could be considered “new drugs” in China, including Faropenem sodium API, Faropenem tablets, a broad spectrum antibiotic, and Tiopronin enteric-coated capsules, used to prevent kidney stones.

Erye’s recent track record for obtaining SFDA production certificates includes seven certificates in 2007, four certificates in 2008, four certificates in 2009 (including Omeprazole capsules) and one certificate in 2010.

In addition to research and development regarding new prescription drugs, we plan to expand Erye’s product pipeline with health supplements and nutraceutical products. We believe that the expansive markets in China present opportunities for these products and that Erye already has extensive capabilities to accelerate product distribution.

Governmental Regulation – Pharmaceutical Manufacturing – China

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

Competition – Pharmaceutical Business In China

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

INTELLECTUAL PROPERTY

We aggressively are seeking international patent protection for our own technologies, as well as those technologies to which we have an exclusive license. The following is a brief overview of the patent estate, issued and pending, to which NeoStem claims ownership or prosecutorial rights through exclusive license:

We acquired and are prosecuting one pending U.S. patent application which had been filed by our predecessor, NS California. This patent application is intended to cover the process by which stem cells from the bone marrow are mobilized, isolated from adult peripheral blood and stored. In addition, we have filed a patent application covering low-dose, short course, cytokine induction of stem cell mobilization. NeoStem has filed two additional Patent Corporation Treaty patent applications, which have also been filed in Taiwan, claiming methods of isolating adult stem cells using various proprietary techniques.

Pursuant to our license agreement covering the VSELTM Technology, we acquired the exclusive, world-wide license to technology and know-how relating to very small embryonic-like stem cells. Patent applications regarding this technology are pending in the U.S., China and Europe. These patent applications relate to certain methods of isolating, collecting and using very small embryonic-like stem cells.

Pursuant to our license agreement with Vincent Giampapa, M.D., we have an exclusive, world-wide license to technology and know-how relating to methods and compositions for the restoration of age-related tissue loss. There is presently one issued U.S. patent, one pending U.S. patent application, one pending PCT application and one pending patent application in Taiwan, relating to age related tissue loss to which NeoStem has entitlement.

Pursuant to our license agreement with Vincent Falanga, M.D., we have an exclusive, world-wide license to technology and know-how relating to the use of autologous mesenchymal stem cells to treat wounds. NeoStem has the rights to several pending patent applications in the U.S., Europe and China relating to wound healing with stem cells.

Pursuant to our license agreement with Regenerative Sciences, LLC, we have an exclusive license in Asia to technology and know-how, all relating to the isolation and use of mesenchymal stem cells in orthopedic indications. NeoStem has several pending patent applications in Asia (China, Japan, Korea and Hong Kong) for methods and compositions relating to bone and cartilage repair using stem cells.

Through our ownership of PCT, we own an 80% interest in Athelos, a company that has secured exclusive world-wide rights to a broad patent estate comprised of approximately 30 issued patents and approximately 50 pending patent applications owned by major U.S. academic institutions. Those patent rights relate to regulatory T cell compositions, the in vitro culture of regulatory T cells and methods of treating or preventing certain conditions and/or diseases by use of regulatory T cells, as well as certain materials known as artificial antigen presenting cells. Most patent families within the estate have been filed in the U.S. and under the Patent Cooperation Treaty pursuant to which they have been/are being nationalized in other countries, generally including Australia, Japan, Europe, China, Canada, or some combination thereof.

The government approval procedure in China for the filing, consideration and approval of new patent applications is as follows: The applicant prepares documentation and sends the application to the State Intellectual Property Office of China, or SIPO, usually through patent application agencies. The application is then examined by SIPO. If the application is approved, SIPO issues and release a patent illustration book for challenges by competing claimants. Once the illustration book is issued, the patent is protected. Within a three-year period, depending on different categories of the patent, if there are no challenges against the patent, the SIPO will issue a patent license to the applicant.

There can be no assurance that any of our patent applications will ultimately issue as patents, or that, should patents issue, they will be found valid if contested in litigation. The patent positions of biotechnology companies are highly uncertain and involve complex legal, scientific and factual questions, the answers to which cannot be predicted with certainty.

EMPLOYEES

As of February 28, 2011, NeoStem had approximately 611 full-time and approximately 313 part-time employees, of which approximately 89 are employees of NeoStem or its wholly-owned subsidiaries, and the rest work at Erye. None of our employees are covered by a collective bargaining agreement. All of Erye’s employees are located in Jiangsu Province, China. Although a significant number of Erye’s employees have employment contracts, none of the employees are covered by a collective bargaining agreement. It is anticipated with the relocation of the Erye plant, there will be some attrition of employees though it will not have a significant impact on Erye. In addition, Neo Bio-Technology and Beijing Ruijieao, our two VIEs in China, had a total of 23 full-time employees.

CORPORATE INFORMATION

Our principal executive offices are located at 420 Lexington Avenue, Suite 450, New York, New York 10170, and our telephone number is (212) 584-4180. We maintain a corporate website at www.neostem.com. The contents of our website are not part of this report and should not be relied upon in connection herewith.

NeoStem, Inc. (“we,” “NeoStem” or “the Company”) was incorporated under the laws of the State of Delaware in September 1980 under the name Fidelity Medical Services, Inc. and commenced operations in the adult stem cell collection, processing and storage services business in January 2006.

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

RISK FACTORS

Our business, financial condition, operating results and cash flows can be affected by a number of factors, including, but not limited to, those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. The risks described below are not the only ones we face, but those we currently consider to be material. There may be other risks which we now consider immaterial, or which are unknown or unpredictable, with respect to our business, our competition, the regulatory environment or otherwise that could have a material adverse effect on our business.

Risks Related to Our Financial Condition

We are a company with a limited operating history and have incurred substantial losses and negative cash flow from operations in the past, and expect to continue to incur losses and negative cash flow for the near term.

We are a company with a limited operating history, limited capital, and limited sources of revenue. Since our inception in 1980, we have incurred net losses of approximately $95.3 million through December 31, 2010. We incurred net losses attributable to common shareholders of approximately $23.5 million for the year ended December 31, 2010, approximately $31.8 million for the year ended December 31, 2009 and approximately $9.2 million for the year ended December 31, 2008, and we expect to incur additional operating losses and negative cash flow in the future. The revenues from our Therapeutics Division are not sufficient to cover costs attributable to that business. We expect to incur losses and negative cash flow for the foreseeable future as a result of our activities under license and sponsored research agreements relating to our VSELTM Technology and other research and development efforts to advance stem cell and other therapeutics, both in the U.S. and China. We also expect to continue to incur significant expenses related to sales, marketing, general and administrative and product research and development in connection with the development of our business.

Although Erye, a Chinese pharmaceutical company in which we acquired a 51% interest, had revenues of approximately $69.6 million for the year ended December 31, 2010 and $11.4 million in revenues for the year ended December 31, 2009 (this reflects Erye’s operations for the two months ended December 31, 2009 since the acquisition was effective October 30, 2009), it has only a limited history of earnings. Moreover, Erye is expected to incur significant expenses in the near term due to: (1) costs related to stabilizing and streamlining its operations; (2) costs related to the relocation of its production operations to a new facility; (3) research and development costs related to new drug projects; and (4) costs related to expanding its existing sales network for new drug distribution. Pursuant to the current joint venture agreement that governs the ownership and management of Erye, or the Joint Venture Agreement, for 2010 and approximately the next two years (i) 49% of undistributed profits, after tax, will be distributed to Suzhou Erye Economy and Trading Co. Ltd., or EET, which owns the remaining 49% of Erye, and loaned back to Erye for use in connection with its construction of the new Erye facility; (ii) 45% of the net profit after tax due to the Company will be provided to Erye as part of the new facility construction fund, which will be characterized as paid-in capital for our 51% interest in Erye; and (iii) only 6% of the net profit will be distributed to us directly for our operating expenses. As a result, we will not be able to supplement our cash flow fully from the income expected to be generated by Erye.

PCT became a wholly-owned subsidiary of NeoStem on January 19, 2011, upon the closing of the PCT Merger. PCT has not generated any significant amount of revenue nor been profitable in any quarter since inception.

We cannot provide any assurance that we will generate a profit from our operations in the near future to fund our growth.

If we are unable to manage the growth of our business, our prospects may be limited and the results of our operations and ability to continue as a going concern may be materially and adversely affected.

We intend to expand our sales and marketing programs, manufacturing capacity, and portfolios of innovative stem cell-based therapies and pharmaceutical products to meet future demand in the U.S. and China. Any significant expansion may strain our managerial, financial and other resources. If we are unable to manage our growth, our business, operating results and financial condition could be materially adversely affected. We will need to continually improve our operations, financial and other internal systems to manage our growth effectively, and any failure to do so may result in slower growth, diminished operating results and a failure to achieve profitability, which would materially and adversely affect our ability to continue as a going concern.

We will need additional funding, and there is no certainty that we will be able to obtain such financing. If our capital requirements are not met, our business may be adversely affected.

We will need additional financing to fund ongoing operations. Additional financing may not be available when needed or may not be available on acceptable terms. If adequate funds are not available, our business, results of operations and financial condition could be adversely affected.

The first mortgage on the Allendale facility of our PCT subsidiary contains various covenants that limit PCT’s ability to take certain actions and PCT’s failure to comply with any of the covenants could have a material adverse effect on our business and financial condition.

The first of the two mortgages on PCT’s Allendale facility contains debt coverage and total debt to tangible net worth financial covenants which limit PCT’s ability to incur additional debt and make capital expenditures. Historically, PCT has not been able to meet the debt to tangible net worth covenant and PCT did not meet it at December 31, 2010. While the bank has been willing to waive compliance in the past, no assurance can be given that the bank will continue to waive such compliance in the future.

Acquisitions intended to grow our business may expose us to additional risks.

We will continue to review acquisition prospects and other reorganizing activities that could complement or streamline our current business, increase the size and geographic scope of our operations or otherwise offer revenue generating or other growth opportunities. Any increase in debt in connection with an acquisition could result in increased interest expense. Additionally, acquisitions may dilute the interests of our stockholders, place additional constraints on our available cash and entail other risks, including: difficulties in assimilating acquired operations, technologies or products; the loss of key employees from acquired businesses; diversion of management’s attention from our core business; risks of successor liability for unknown claims; and risks of entering markets, including international markets, in which we have limited or no prior experience.

A significant portion of our PCT sudsidiary’s current revenues are derived from a small number of customers.

PCT’s billings for the years ended December 31, 2010 and 2009 are concentrated with three customers. These three customers make up 18%, 15% and 12% of billings (a total of 45% for all three) for the year ended December 31, 2010 and 18%, 15% and 12% of billings (a total of 45% for all three) for the year ended December 31, 2009. One of these is a related party. The loss of one or more of these customers or material changes to the contracts with or payment terms of these customers may result in significant business downturn through reduced revenues, reduced cash flows, and delays in revenues or cash flows, and such delays or reductions could have a material impact on our future revenue growth and profitability.

Risks Related to Cell Therapy — United States

Cell therapy is still a developing field and a significant global market for our services has yet to emerge.

Cell therapy is still a developing area of research, with few cell therapy products approved for clinical use. At the PCT level, the current market and current contracts principally consist of providing manufacturing of cell and tissue-based therapeutic products in clinical trial and processing of stem cell products for transplantation programs. We also provide services related to the collection and storage of umbilical cord blood units and adult stem cells. There currently is no significant global market for stem cell processing or their collection and storage, nor is there any guarantee that such markets will develop in the near future. Major medical institutions currently do not recommend private storage generally, and we believe that the medical community is supportive of the public cord blood collective system. Patients can donate their cord blood to the system without charge. The market for cell and tissue-based therapies is early-stage, substantially research oriented, and financially speculative. Very few companies have been successful in their efforts to develop and commercialize a stem cell product. Stem cell products in general may be susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy, or other characteristics that may prevent or limit their approval or commercial use. The demand for stem cell processing and the number of people who may use cell or tissue-based therapies is difficult to forecast. As there are no real experts who can forecast this market with accuracy, there is limited data from which the future use of our services may be forecasted. Our success is dependent on the establishment of a large global market for our products and services and our ability to capture a share of this market.

The University of Louisville has the ability to exercise significant influence over the future development of our VSELTM Technology.

The terms of our exclusive license of the VSELTM Technology from the University of Louisville provide for a collaborative approach on development decisions. For example, should we seek to collaborate with a third party on the VSELTM Technology programs, prior approval of the University of Louisville would be required for any sublicensing agreement. There can be no assurance they would grant approval for decisions requiring their consent. In addition, we entered into a sponsored research agreement with the University of Louisville, pursuant to which they perform certain research activities for us. Accordingly, although we engage in our own independent research and development activities with respect to the VSELTM Technology and have entered into additional sponsored research agreements, we are highly dependent on the University’s cooperation and performance in developing the VSELTM Technology. Further, the VSELTM Technology license agreement requires the payment of certain license fees, royalties and milestone payments, payments for patent filings and applications and the use of due diligence in developing and commercializing the VSELTM Technology. The sponsored research agreement requires other periodic payments. Our failure to meet our financial or other obligations under the license or sponsored research agreement in a timely manner could result in the loss of some or all of our rights to proprietary technology, such as the loss of exclusive rights or even termination of the agreements, and/or we could lose our right to have the University of Louisville conduct research and development efforts on our behalf.

We have a very limited history of conducting our own research and development activities.

To support our own research and development activities for our VSELTM Technology and other stem cell technologies, in September 2009 we signed a lease for approximately 8,000 square feet of office and laboratory space in Cambridge, Massachusetts that has served as our research and development headquarters. The Company is assessing its need for the Cambridge facility going forward given the acquisition of PCT with its Allendale, NJ and Mountain View, CA facilities. No assurance can be given that we will find a subtenant. To pursue our business strategy, we must have in place appropriate research capabilities, either on our own or through relationships with third parties. There can be no assurance that we will be successful in these efforts. Our additional research and development capacity also will require adequate sources of funding. There can be no assurance that any of these development efforts will produce a successful product or technology. Our failure to develop new products would have a material adverse effect on our business, operating results and financial condition.

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

Moreover, stem cell collection techniques are rapidly developing and could undergo significant change in the future. Such rapid technological development could result in our technologies becoming obsolete. Successful biotechnology development in general is highly uncertain and is dependent on numerous factors, many of which are beyond our control. While our VSELTM Technology and other stem cell technologies appear promising, such technologies may fail to be successfully commercialized for numerous reasons, including, but not limited to, competing technologies for the same indication. There can be no assurance that we will be able to develop a commercially successful therapeutic application for this technology or other potential stem cell technologies.

Our research and development activities using adult stem cells in therapeutic indications present additional risks.

Our research and development activities relating to our VSELTM Technology and other populations of adult stem cells are subject to many of the same risks as our stem cell collection, processing and storage business, and additional risks related to requirements for preclinical and clinical testing by regulatory authorities including the United States Food and Drug Administration, or FDA, to demonstrate the safety and efficacy of the underlying therapy. The development of new drugs and therapies is often a long, expensive and difficult process and most attempts fail. Our VSELTM Technology is in the very early stages of development and will require many steps, tests and processes before we will be able to commence clinical testing in humans. There can be no assurance that a biologics license application, or BLA, with the FDA will not be required for our VSELTM Technology or our other stem cell technologies. The approval process for a BLA can take years, require human clinical trials and cost several million dollars. There also can be no assurance that we independently, or through collaborations, will successfully develop, commercialize or market our VSELTM Technology or other stem cells for any therapeutic indication. Should we fail to develop our VSELTM Technology or other adult stem cell technologies pursued by us, our business prospects, operating results and financial condition will be materially and adversely affected.

Technological and medical developments or improvements in conventional therapies could render the use of stem cells and our services and planned products obsolete.

Advances in other treatment methods or in disease prevention techniques could significantly reduce or entirely eliminate the need for our stem cell services, planned products and therapeutic efforts. Additionally, technological or medical developments may materially alter the commercial viability of our technology or services, and require us to incur significant costs to replace or modify equipment in which we have a substantial investment. In either event, we may experience a material adverse effect on our business, operating results and financial condition.

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

The value of our stem cell collection, processing and storage business and our development programs could be significantly impaired, and our ability to become profitable and continue our business could be materially and adversely affected, if cell therapies under development by us or by others to treat disease are not proven effective, demonstrate unacceptable risks or side effects or, where required, fail to receive regulatory approval. The therapeutic application of stem cells to treat serious diseases is currently being explored using adult stem cells like those that are the focus of our business, as well as embryonic stem cells. Cells collected and used for the same individual are referred to as autologous cells and those collected from an individual who is not the user of the cells are referred to as allogeneic cells. To our knowledge, the only allowed therapeutic uses of stem cells in the U.S., other than in connection with clinical trials, involves hematopoietic stem cell transplants to treat certain types of blood-based cancers (hematopoietic stem cells are the stem cells from which all blood cells are made) and adult autologous cultured cartilage cells for implantation for the repair of symptomatic cartilage defects of the femoral condyle (the distal end of the femur). No other stem cell therapeutic products have received regulatory approval for sale in the U.S. While stem cell-based therapy has been reported to be susceptible to various risks, including some undesirable side effects and immune system responses, these problems have been primarily associated with allogeneic use. Inadequate therapeutic efficacy also is a risk that may prevent or limit approval or commercial use of adult stem cells, whether for autologous use or allogeneic use. In addition, the time and cost necessary to complete the clinical development and to obtain regulatory approval of new therapies using stems cells are expected to be significant.

The demand for our services depends in part on our customers’ research and development and marketing efforts. Our business, financial condition and results of operations may be harmed if our customers spend less on, or are less successful in, these activities.

Many of our customers are engaged in research, development, production and marketing. The amount of customer spending on research, development, production and marketing has a large impact on our revenues and profitability, particularly the amount customers choose to spend on outsourcing. Customers determine the amounts that they will spend based upon, among other things, available resources and their need to develop new products, which, in turn, is dependent upon a number of factors, including their competitors’ research, development and production initiatives, and the anticipated reimbursement scenarios for specific products and therapeutic areas. In addition, consolidation in the industries in which our customers operate may have an impact on such spending as customers integrate acquired operations, including research and development departments and their budgets. Our customers finance their research and development spending from private and public sources. A reduction in spending by our customers could have a material adverse effect on our business, financial condition and results of operations. If our customers are not successful in attaining or retaining product sales due to market conditions, reimbursement issues or other factors, our results of operations may be materially impacted.

The nature and duration of our contracts can yield varying revenues and profits.

Our contracts with customers may be subject to repeated renegotiation and amendments which change the objectives of our work and the milestones which determine when revenues are received by us. Due to the fact that our customers are engaged in businesses that are in many instances experimental, the objectives of such customer relationships with us are subject to change as customer research and development and business models develop. Additionally, most of these customers are subject to regulatory controls and approval processes over their businesses and products. If such customers fail to comply with such processes or do not receive necessary approvals, we may be required to alter or halt the activities for which such customers have contracted with us. Each of these factors may have an adverse affect on our revenues.

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

We operate in a highly regulated environment and may be unable to comply with applicable federal and state regulations, registrations and approvals or the standards of private accrediting entities. Failure to comply with applicable licensure, registration, certification, and accreditation standards may result in loss of licensure, certification or accreditation or other government enforcement actions.

Since January of 2004, registration with the FDA is required by facilities engaged in the recovery, processing, storage, labeling, packaging or distribution of any HCT/Ps, or the screening or testing of a donor. Any third party retained by us to process our samples must be similarly registered with the FDA and comply with HCT/P regulations. If we, or any third-party processors, fail to register or update registration information in a timely way, we will be out of compliance with FDA regulations which could adversely affect our business. The FDA also adopted rules in May 2005 that regulate current Good Tissues Practices, or cGTP. Adverse events in the field of stem cell therapy that may occur could result in greater governmental regulation of our business, creating increased expenses and potential delays relating to the approval or licensing of any or all of the processes and facilities involved in our stem cell collection and storage services.

Though not implicated for our adult stem cell collection services, our manufacture of certain cellular therapy products for ourselves or on behalf of our customers may trigger additional FDA requirements applicable to HCT/Ps, or products comprised of HCT/Ps, which are regulated as a drug, biological product, or medical device. FDA current Good Manufacturing Practices, or cGMP, requirements, set forth in Title 21, Parts 210 and 211, of the Code of Federal Regulations (21 C.F.R. Pts. 210 and 211) are federal regulations that govern the manufacture, processing, packaging and holding of drug and cell therapy products. We must comply with cGMP requirements demanded by customers and enforced by the FDA through its facilities inspection program. These requirements include quality control, quality assurance and the maintenance of records and documentation. We may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. These requirements may change over time and we or third-party manufacturers may be unable to comply with the revised requirements.

We also are subject to state and federal laws regulating the proper disposal of biohazardous materials. Although we believe we are currently in compliance with all such applicable laws, a violation of such laws, or the future enactment of more stringent laws or regulations, could subject us to liability for noncompliance and may require us to incur significant costs.

Some states impose additional regulation and oversight of clinical laboratories and stem cell laboratories operating within their borders and impose regulatory compliance obligations on out-of-state laboratories providing services to their residents. Many of the states in which we, our strategic partners or members of our collection network, engage in collection, processing or storage activities have licensing requirements with which we must comply. Additionally, there may be state regulations affecting the use of HCT/Ps that would affect our business. Certain licensing requirements require employment of medical directors and others with certain training and technical backgrounds and there can be no assurance that such individuals can be retained or will remain retained or that the cost of retaining such individuals will not materially and adversely affect our ability to market or perform our services or our ability to do so profitably. There can be no assurance that we, our strategic partners or members of our collection center network, will be able to obtain or maintain any necessary licenses required to conduct business in any states or that the cost of compliance will not materially and adversely affect our ability to market or perform our services or our ability to do so profitably.

Currently, PCT is licensed as a blood bank with respect to its activities in New Jersey, as a tissue bank with respect to its activities in New York and as a drug manufacturer with respect to its facility in California. We believe that PCT and DomaniCell are in material compliance with current federal, state, and local stem cell laboratory licensure requirements. However, the licensing requirements in the states where we are currently licensed may change, and PCT and/or DomaniCell may become subject to the additional licensing, registration and/or compliance requirements of other states, local governments and/or the federal government as PCT and/or DomaniCell expands its network and as new regulations are implemented. If we fail to comply with the various licensure requirements, certification and accreditation standards to which we are subject, we may be subject to a loss of licensure, certification, or accreditation that could adversely affect them.

Additionally, certain private entities have promulgated standards for certification, accreditation and licensing of cord blood businesses that may apply to our operations. These organizations include, but may not be limited to, AABB, formerly the American Association of Blood Banks, the Foundation for the Accreditation of Cellular Therapy (FACT), and the American Association of Tissue Banks (AATB). While our compliance with the standards of these organizations currently are voluntary, in some cases compliance with such standards may be necessary for a cord blood business to be accepted and competitive in the marketplace. Compliance with these standards and obtaining the applicable accreditation, certification, or license from such private organizations can be costly and time-consuming. These accreditation, certification, or license requirements may also change and new standards may be developed. If we fail to comply with applicable standards, or fail to obtain or maintain applicable accreditations, certifications, or licenses, our business may be adversely affected.

There can be no assurance that we will be able, or will have the resources, to continue to comply with regulations that govern our operations currently, or that we will be able to comply with new regulations that govern our operations, or that the cost of compliance will not materially and adversely affect our ability to market or perform our services or our ability to do so profitably. A failure to comply with these requirements may result in fines and civil or criminal penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any materials supplied by third parties is compromised due to their failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for, or successfully commercialize, product candidates that we may develop.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires that our business comply with state and federal privacy laws which increase the cost and administrative burden of providing stem cell banking services.

We are subject to state and federal privacy laws related to the protection of our customers’ personal health information and state and federal laws related to the security of such personal health information and other personal data to which we would have access through the provision of our services. Currently, we are obligated to comply with privacy and security standards adopted under HIPAA. Certain of these regulatory obligations will be changing over the next year as a result of amendments to HIPAA under the American Recovery and Reinvestment Act of 2009. Consequently, our compliance burden will increase, and we will be subject to audit and enforcement by the federal government and, in some cases, enforcement by state authorities. We will also be obligated to publicly disclose wrongful disclosures or losses of personal health information. We may be required to spend substantial amounts of time and money to comply with these requirements, any regulations and licensing requirements, as well as any future legislative and regulatory initiatives. Failure by us or our business partners to comply with these or other applicable regulatory requirements or any delay in compliance may result in, among other things, injunctions, operating restrictions, and civil fines and criminal prosecution and have a material adverse effect on the marketing and sales of our services and our ability to operate profitably or at all.

We have limited manufacturing capabilities.

We believe that we can provide services and produce materials for clinical trials and for human use at our existing facilities, which we believe are compliant with FDA requirements for cGMP and cGTP. We also believe that we have sufficient capacity to meet expected near term demand. However, we may need to, depending on demand, expand our manufacturing capabilities for cell therapy services and products in the future. In 2007, PCT acquired an additional facility in Allendale, New Jersey, which became a cGMP compliant facility in 2010. The demand for our services and products could, at times, exceed existing manufacturing capacity. If we do not meet rising demand for products and services on a timely basis or are not able to maintain cGMP compliance standards, then our clients and potential clients may elect to obtain the products and services from competitors, which could materially and adversely affect our revenues.

If our processing and storage facilities are damaged or destroyed, our business, programs, and prospects could be negatively affected and could adversely affect our value.

We process and store adult autologous stem cells from our network of U.S. adult stem cell collection centers and the umbilical cord blood of customers of DomaniCell at PCT’s facility in Allendale, New Jersey, and may do so at PCT’s Mountain View, California, facility in the future. We also process and store cellular therapy products for clinical trials at PCT’s facility in Allendale, New Jersey, and may do so at PCT’s Mountain View, California, facility. If these facilities or the equipment in these facilities was to be significantly damaged or destroyed, we could suffer a loss of some or all of the stored adult autologous stem cells, cord blood units, and cellular therapy products . Depending on the extent of loss, such an event could reduce the ability of us, DomaniCell, and PCT to provide stem cells when requested, could expose us, DomaniCell, and PCT to significant liability from our customers, and could affect the ability to continue to provide adult autologous stem cells and umbilical cord blood preservation services and manufacturing of cellular therapy services and products. While we believe that we have insured against losses from damage to or destruction of our facilities consistent with typical industry practices, if we have underestimated our insurance needs, we may not have sufficient insurance to cover losses beyond the limits on its policies. Such events could have a material adverse effect on our value.

We and our customers conduct business in a heavily regulated industry. If we or one or more of our customers fail to comply with applicable current and future laws and government regulations, our business and financial results could be adversely affected.

The healthcare industry is one of the most highly regulated industries in the United States. The federal government, individual state and local governments and private accreditation organizations all oversee and monitor the activities of individuals and businesses engaged in the delivery of health care products and services. Current laws, rules and regulations that could directly or indirectly affect our ability and the ability of our strategic partners and customers to operate each of their businesses could include, without limitation, the following:

•	State and local licensure, registration and regulation of laboratories, the collection, processing and storage of human cells and tissue and cord blood, and the development and manufacture of pharmaceuticals and biologics;
•	The federal Clinical Laboratory Improvement Act and amendments of 1988;
•	Laws and regulations administered by the FDA, including the Federal Food Drug and Cosmetic Act and related laws and regulations;
•	The Public Health Service Act and related laws and regulations;
•	Laws and regulations administered by the United States Department of Health and Human Services, including the Office for Human Research Protections;
•	State laws and regulations governing human subject research;
•	Occupational Safety and Health requirements;
•	State and local laws and regulations dealing with the handling and disposal of medical waste;
•	The federal Medicare and Medicaid Anti-Kickback Law and similar state laws and regulations;
•	Federal and state coverage and reimbursement laws and regulations, including laws and regulations administered by the Centers for Medicare & Medicaid Services;
•	The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), including the amendments included in the American Recovery and Reinvestment Act of 2009, commonly known as the HITECH Act, and regulations promulgated thereunder;
•	The federal physician self-referral prohibition, commonly known as the Stark Law, and state equivalents of the Stark Law;
•	State funding decisions on stem cell research and the development of cellular therapies; and
•	The Intermediate Sanctions rules of the IRS providing for potential financial sanctions with respect to “Excess Benefit Transactions” with HUMC or other tax-exempt organizations.

In addition, as we expand into other parts of the world (in addition to China), we will need to comply with the applicable laws and regulations in such foreign jurisdictions. We have not yet thoroughly explored the requirements or feasibility of such compliance. It is possible that we may not be permitted to expand our business into one or more foreign jurisdictions.

Although we intend to conduct our business in compliance with applicable laws and regulations and believe that we are in material compliance with applicable governmental healthcare laws and regulations, the laws and regulations affecting our business and relationships are complex, and many aspects of such relationships have not been the subject of judicial or regulatory interpretation. Furthermore, the cell therapy industry is the topic of significant government interest, and thus the laws and regulations applicable to us and our strategic partners and customers and to their business are subject to frequent change and/or reinterpretation and there can be no assurance that the laws and regulations applicable to us and our strategic partners and customers will not be amended or interpreted in a manner that adversely affects our business, financial condition, or operating results. For example, the federal government could issue tighter restrictions on private cord blood banking that prevents DomaniCell from collecting cord blood for private banking. While we are not aware of any such developments or that any court or federal or state government is reviewing our operations, it is possible that such a review could result in a determination that would have a material adverse effect on our business, financial condition and operating results. Thus, there can be no assurance that we and our strategic partners and customers will be able to maintain compliance with all such healthcare laws and regulations. Failure to comply with such healthcare laws and regulations, as well as the costs associated with such compliance or with enforcement of such healthcare laws and regulations, may have a material adverse effect on our operations or may require restructuring of our operations or impair our ability to operate profitably.

It is uncertain to what extent the government, private health insurers and third-party payors will approve coverage or provide reimbursement for the therapies and products to which our services relate. Availability for such reimbursement may be further limited by an increasing uninsured population and reductions in Medicare and Medicaid funding in the United States.

To the extent that the health care provider customers cannot obtain coverage or reimbursement for our therapies and products, they may elect not to provide such therapies and products to their patients and, thus, may not need our services. Further, as cost containment pressures are increasing in the health care industry, government and private payors adopt strategies designed to limit the amount of reimbursement paid to health care providers. Such cost containment measures may include:

•	Reducing reimbursement rates;
•	Challenging the prices charged for medical products and services;
•	Limiting services covered;
•	Decreasing utilization of services;
•	Negotiating prospective or discounted contract pricing;
•	Adopting capitation strategies; and
•	Seeking competitive bids.

Similarly, the trend toward managed health care and bundled pricing for health care services in the United States, which may accelerate under the health reform legislation approved by Congress on March 23, 2010 and thereafter signed into law (“Health Reform”), could significantly influence the purchase of healthcare services and products, resulting in lower prices and reduced demand for cancer therapies.

We currently receive a small portion of our revenues from services rendered to patients enrolled in federal health care programs, such as Medicare, and we may also directly or indirectly receive revenues from federal health care programs. Federal health care programs are subject to changes in coverage and reimbursement rules and procedures, including retroactive rate adjustments. These contingencies could materially decrease the range of services covered by such programs or the reimbursement rates paid directly or indirectly for our products and services. To the extent that any health care reform favors the reimbursement of other cancer therapies over stem cell therapies, such reform could affect our ability to sell our services, which may have a material adverse effect on our revenues.

The limitation on reimbursement available from private and government payors may reduce the demand for, or the price of, our services, which would have a material adverse effect on our revenues. Additional legislation or regulation relating to the health care industry or third-party coverage and reimbursement may be enacted in the future which could adversely affect the revenues generated from the sale of our products and services.

Furthermore, there has been a trend in recent years towards reductions in overall funding for Medicare and Medicaid. There has also been an increase in the number of people who do not have any form of health care coverage in recent years and who are not eligible for or enrolled in Medicare, Medicaid or other governmental programs. The extent to which the reforms brought about under Health Reform may be successful in reducing the number of such uninsured is unclear, and the reduced funding of governmental programs and increase in uninsured populations could have a negative impact on the demand for our services to the extent they relate to products and services which are reimbursed by government and private payors.

Health care companies have been the subjects of federal and state investigations, and we could become subject to investigations in the future.

Both federal and state government agencies have heightened civil and criminal enforcement efforts. There are numerous ongoing investigations of health care companies, as well as their executives and managers. In addition, amendments to the Federal False Claims Act, including under Health Reform, have made it easier for private parties to bring “qui tam” (whistleblower) lawsuits against companies under which the whistleblower may be entitled to receive a percentage of any money paid to the government. The Federal False Claims Act provides, in part, that an action can be brought against any person or entity that has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The government has taken the position that claims presented in violation of the federal anti-kickback law, Stark Law or other healthcare-related laws, including laws enforced by the FDA, may be considered a violation of the Federal False Claims Act. Penalties include substantial fines for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person or entity and/or exclusion from the Medicare program. In addition, a majority of states have adopted similar state whistleblower and false claims provisions.

We are not aware of any government investigations involving any of our facilities or management. While management believes that we are in material compliance with applicable governmental healthcare laws and regulations, any future investigations of our business or executives could cause us to incur substantial costs, and result in significant liabilities or penalties, as well as damage to our reputation.

Unintended consequences of recently adopted health reform legislation in the U.S. may adversely affect our business.

The healthcare industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the U.S., comprehensive programs are under consideration that seek to, among other things, increase access to healthcare for the uninsured and control the escalation of healthcare expenditures within the economy. On March 23, 2010, health reform legislation was approved by Congress and has been signed into law. While we do not believe this legislation will have a direct impact on our business, the legislation has only recently been enacted and requires the adoption of implementing regulations, which may have unintended consequences or indirectly impact our business. For instance, the scope and implications of the recent amendments pursuant to the Fraud Enforcement and Recovery Act of 2009 (“FERA”), have yet to be fully determined or adjudicated and as a result it is difficult to predict how future enforcement initiatives may impact our business. Also, in some instances our clients may be health insurers that will be subject to limitations on their administrative expenses and new federal review of “unreasonable” rate increases which could impact the prices they pay for our services. If the legislation causes such unintended consequences or indirect impact, it could have a material adverse effect on our business, financial condition and results of operations.

Recent legislation regarding the establishment and funding of public cord blood collection and storage may adversely affect the business of DomaniCell.

The Stem Cell Therapeutic and Research Act of 2005 established requirements for a national donor bank of cord blood and for a national network for matching cord blood to patients. The federal government has entered into contracts with the National Marrow Donor Program (NMDP) to carry out the provisions of this legislation. Under these contracts, the NMDP acts as the nation’s Cord Blood Coordinating Center and actively recruits parents for cord blood donations. The NMDP also administers the National Cord Blood Inventory (NCBI), which has a goal of collecting 150,000 cord blood units that may be used for patients throughout the United States. The legislation also authorized federal funding to support its goals and requirements. Parents may opt to donate their newborn’s cord blood to the public registry and to use the public registry if stem cells from cord blood are needed for treatment purposes. In this regard, an important advantage of the national, public cord blood collection system is that it costs nothing for patients to donate their cord blood. This national, public cord blood registry has also been widely accepted and supported by the medical community, so physicians and others in the health care community may be less willing to use or recommend a private cord blood facility when public collection is available. Additionally, major medical organizations, including the American Academy of Pediatrics (AAP), the American Medical Association (AMA), the American College of Obstetricians and Gynecologists (ACOG), and the American Society of Blood and Marrow Transplantation (ASBMT) do not recommend private storage, except in very limited instances. Further, we believe that the medical community is currently supportive of public cord blood donation and the national cord blood registry that is administered by the National Marrow Donor Program. For these reasons, a significant number of patients may choose to use to donate their cord blood to the national, public cord registry instead of privately banking cord blood. The medical community could also issue stronger recommendations and opinions that favor the use of the national registry. Therefore, the existence and proliferation of the national registry may adversely affect our business.

The market for services related to the preservation and expansion of stem cells has become increasingly competitive. Our competitors may have greater resources or capabilities or better technologies than do we, or may succeed in developing better service than do we and we may not be successful in competing with them.

The biotechnology and life science industries are highly competitive. They include multinational biotechnology and life science, pharmaceutical and chemical companies, academic and scientific institutions, governmental agencies, and public and private research organizations. Many of these companies or entities have significantly greater financial and technical resources and production and marketing capabilities than do we. The biotechnology and life science industries are characterized by extensive research and development, and rapid technological progress. Competitors may successfully develop services or products superior or less expensive than cell therapy services or products, rendering our services less valuable or marketable.

Historically, we have faced competition from other established operators of stem cell preservation businesses and providers of stem cell storage services. Today, there is an established and growing market for cord blood stem cell banking. We are also aware of another company with established stem cell banking services that processes and stores stem cells collected from adipose, or fat, tissue. This type of stem cell banking requires harvesting fat by a liposuction procedure. Embryonic stem cells represent yet another alternative to adult stem cells. As techniques for expanding stem cells improve, thereby allowing therapeutic doses, the use of embryonic stem cells and other collection techniques of adult stem cells could increase and compete with our services. Finally, we are aware that other technologies are being developed to turn skin cells into cells that behave like embryonic stem cells or to harvest stem cells from the pulp of baby teeth. While these and other approaches remain in early stages of development, they may one day be competitive.

In addition, competitor cord blood banks, such as ViaCord or LifebankUSA, easily could enter the field of adult stem cell collection because of their pre-existing processing labs, storage facilities and customer lists. We estimate that there are approximately 53 cord blood banks in the U.S., approximately 33 of which are autologous, meaning that the donor and recipient are the same, and approximately 20 of which are allogeneic, meaning that the donor and recipient are not the same. Hospitals that have transplant centers to serve patients may elect to provide some or all of the services that we provide. We estimate that there are approximately 168 hospitals in the U.S. with stem cell transplant centers. These competitors may have better experience and greater financial, marketing, technical and research resources, name recognition, and market presence than we do. In addition, other established companies may enter our markets and compete with us. There can be no assurance that we will be able to compete successfully.

The private umbilical cord banking business is a relatively new, highly competitive, and evolving field. DomaniCell competes with companies such as ViaCell, Inc., a subsidiary of the Perkin-Elmer Corporation, CBR Systems, Cryo-Cell International, Inc., CorCell, Inc., a subsidiary of Cord Blood America Inc., and LifeBank USA, a division of Celgene Cellular Therapeutics, a wholly owned subsidiary of Celgene Corporation. Any of these companies may choose to invest more in sales, marketing, and research and product development than DomaniCell.

DomaniCell will also have to compete with the national, public cord blood banking program, which has the support of the medical community and which receives federal funding. In this regard, DomaniCell also competes with public cord blood banks such as the New York Blood Center (National Cord Blood Program), University of Colorado Cord Blood Bank, Milan Cord Blood Bank, Dusseldorf Cord Blood Bank, and other public cord blood banks around the world. Public cord blood banks provide families with the option of donating their cord blood for public use at no cost. The Stem Cell Therapeutic Act provides financing for a national system of public cord blood banks in the United States to encourage cord blood donations from an ethnically diverse population. In addition, many states are evaluating the feasibility of establishing cord blood repositories for transplantation purposes. An increase in the number and diversity of publicly available cord blood units from public banks would increase the probability of finding suitably matched cells for a family member, which may result in a decrease in the demand for private cord blood banking. If the science of human leukocyte antigens, or HLA, typing advances, then unrelated cord blood transplantation may become safer and more efficacious, similarly reducing the clinical advantage of related cord blood transplantation. Such events could negatively affect our business and revenues.

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

The success of our U.S. autologous adult stem cell business depends on continuing and growing market acceptance of our collection, processing and storage services as well as stem cell therapy generally. Increasing the awareness and demand for our services requires expenditures for marketing and education of consumers and medical practitioners who, under present law, must order stem cell collection and treatment on behalf of a potential customer. The time and expense required to educate and to build awareness of our services and their potential benefits, and about stem cell therapy in general, could significantly delay market acceptance and our ultimate profitability. The successful commercialization of our services will also require that we satisfactorily address the concerns of medical practitioners in order to avoid resistance to recommendations for our services and ultimately reach our potential consumers. No assurances can be given that our business plan and marketing efforts will be successful, that we will be able to commercialize our services, or that there will be market or clinical acceptance of our services by potential customers or physicians, respectively, sufficient to generate any material revenues for us. To date, only a minimal number of collections have been performed at the collection centers in our network.

Technologies for the treatment of cancer and other diseases and processes used by us are subject to rapid change, and the development of treatment strategies that are more effective than our products and services could render our services obsolete. Given our focus on the field of cell therapy, such obsolescence could jeopardize our success or future results.

Our activities involve treatment modalities and protocols influenced by advancements in technology. Various methods for treating cancer and other diseases, of which cell therapy is but only one, currently are, and in the future may be expected to be, the subject of extensive research and development. There is no assurance that cell therapies will achieve the degree of success envisioned by us in the treatment of cancer and other diseases. Nor is there any assurance that new technological improvements and techniques will not render processes currently used by us obsolete. In addition, the successful development and acceptance of any one or more alternative forms of treatment could render the need for our services obsolete. We are focused on cell therapy, and if this field is substantially unsuccessful, this could jeopardize our success or future results.

There is a scarcity of experienced professionals in the field of cell therapy and we may not be able to retain key officers or employees or hire new key officers or employees needed to implement our business strategy and develop our products and businesses. If we are unable to retain or hire key officers or employees, we may be unable to continue to grow this business or to implement our business strategy, and our business may be materially and adversely affected.

Given the specialized nature of cell therapy and the fact that it is a young field, there is an inherent scarcity of experienced personnel in the field. The Company is substantially dependent on the skills and efforts of current senior management for their management and operations, as well as for the implementation of their business strategy. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of management or unavailability of qualified management or as replacements for management who resign or are terminated could adversely affect the Company’s operations. The future success of the Company also depends upon our ability to attract and retain additional qualified personnel (including medical, scientific, technical, commercial, business and administrative personnel) necessary to support our anticipated growth, develop our business, perform contractual obligations under our University of Louisville and other license agreements and maintain appropriate licensure, on acceptable terms. There can be no assurance that we will be successful in attracting or retaining personnel required by us to continue and grow our operations. The loss of a key employee, the failure of a key employee to perform in his or her current position or our inability to attract and retain skilled employees, as needed, could result in our inability of to continue to grow our business or to implement our business strategy, or may have a material adverse effect on our business, financial condition and operating results.

Current cell therapy products have a limited biologic shelf life as a result of which there are constraints on transit times between the time stem cells are extracted from a patient and the time that a processed product leaves our facility and arrives for re-infusion in the patient. Thus, our current business model has to assume that, in order to effectively provide many of our services in a market, we need to have a suitable facility that can provide timely service in such market. This could add significantly to our capital requirements and be a limiting factor on our future growth and profitability.

Current cell therapy products have a limited shelf life, in certain instances limited to less than 12 hours. Thus, there are constraints on transit times between the time the cell product is extracted from a patient and the product arrives at one of our facilities for processing, as well as constraints on the time that a processed product leaves our facility and arrives for re-infusion in the patient. Therefore, cell therapy facilities need to be located in major population centers in which patients of the cell therapy products are likely to be located and within close proximity of major airports from which they can be timely delivered. Building new facilities requires significant commitments of time and capital, which we may not have available in a timely manner. Even if such new facilities are established, there may be challenges to ensuring that they are compliant with cGMP, other FDA requirements, and/or applicable state or local regulatory requirements. We cannot be certain that we would be able to recoup the costs of establishing a facility and attaining regulatory compliances in a given market. Thus, the limited biologic shelf life of cell therapy products is a hindrance on the rate at which we can expand our cell processing and manufacturing services into new geographic markets and requires significant capital risk by us, which we may or may not be able to recover.

Commercially available transportation systems are not set up for shipment of biological or other perishable goods and will not be able to meet the demands of the emerging cell therapy market. To succeed, the large-scale commercialization of cell therapy products will need to overcome the present weaknesses of the major air carriers.

Weaknesses in our existing transportation carriers include the lack of a true point-to-point chain of control, non-controlled X-ray and inspection, no guarantee of package orientation, handling or storage conditions and in many cases no standard, documented and tracked operating procedures. While reliable ground carriers with experience in the transport of blood products already exist in major metropolitan areas of the country, air carriers meeting such needs are limited. We evaluated the major domestic express carriers, and concluded that even their highest-level services are inadequate to meet the sector’s needs. However, we identified and validated only one specialty air carrier as a transportation partner, which specializes in shipping medical products, including whole blood and blood products, tissue for transplantation, and diagnostic specimens. There are presently few alternative sources for the safe transportation of cell therapy products. If this carrier should cease its medical shipping operations or otherwise be unable to properly meet our transportation needs, the lack of access to safe and effective transportation options could adversely affect our business.

Failure of the PCT Merger to achieve potential benefits could harm the business and operating results of the Company.

We expect that the combination of the respective businesses of PCT and NeoStem will result in potential benefits for our Company. Achieving these potential benefits will depend on a number of factors, some of which include:

•	retention of key management, marketing and technical personnel;
•	the ability of the Company to increase its customer base and to increase the sales of products and services; and
•	competitive conditions in the industry surrounding the collection, processing, and storage of stem cells.

The failure to achieve anticipated benefits could harm the business, financial condition and operating results of the Company.

We may experience difficulties in integrating PCT’s business and could fail to realize the potential benefits of the PCT Merger.

Achieving the anticipated benefits of the PCT Merger will depend in part upon whether we are able to integrate PCT’s business in an efficient and effective manner. We may not be able to accomplish this integration process smoothly or successfully. The difficulties of combining the two companies’ businesses could include, among other things:

•	the fact that the two companies are geographically separate organizations, with possible differences in corporate cultures and management philosophies;
•	the significant demands that will be placed on management resources, which may distract management’s attention from day-to-day business operations;
•	differences in the disclosure systems, accounting systems, and accounting controls and procedures of the two companies, which may interfere with our ability to make timely and accurate public disclosure; and
•	the demand of managing new locations and new lines of business acquired in the PCT Merger.

Any inability to realize the potential benefits of the PCT Merger, as well as any delay in successfully integrating the two companies, could have an adverse effect upon the Company’s revenues, level of expenses and operating results, which could adversely affect the value of our common stock.

If the market for the Company’s products and/or technology does not experience significant growth or if the Company’s products and/or technology do not achieve broad acceptance, the Company’s operations will suffer.

We cannot accurately predict the future growth rate or the size of the market for the Company’s products and technology. The expansion of this market depends on a number of factors, such as:

•	the cost, performance and reliability of the Company’s products/technologies, and the products/technologies offered by competitors;
•	customers’ perceptions regarding the benefits of the Company’s products and technologies;
•	public perceptions regarding the use of the Company’s products and technologies;
•	customers’ satisfaction with the products and technologies; and
•	marketing efforts and publicity regarding the products and technologies.

Our success in developing future therapeutics will depend in part on establishing and maintaining effective strategic partnerships and collaborations, which may impose restrictions on our business and subject us to additional regulation.

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

Relationships with licensed professionals such as physicians may be subject to state and federal laws restricting the referral of business, prohibiting certain payments to physicians, or otherwise limiting such collaborations. If our services become approved for reimbursement by government or private insurers, we could be subject to additional regulation and perhaps additional limitations on our ability to structure relationships with physicians. Additionally, state regulators may impose restrictions on the business activities and relationships of licensed physicians or other licensed professionals. For example, many states restrict or prohibit the employment of licensed physicians by for-profit corporations, or the “corporate practice of medicine.” If we fail to structure our relationships with physicians in accordance with applicable laws or other regulatory requirements, it could have a material adverse effect on our business. Even if we do enter into these arrangements, we may not be able to maintain these relationships or establish new ones in the future on acceptable terms.

We are dependent on relationships with third parties to conduct our business.

Apheresis is the process through which stem cells are extracted from a patient’s whole blood and it is an integral part of our collection process. Our adult stem cell collection process involves the injection of a “mobilizing agent” which causes the stem cells to migrate from the bone marrow into the blood stream. The injection of this mobilizing agent is an integral part of the collection process. There is currently only one supplier of this mobilizing agent, called Neupogen®. Although we continue to explore alternative mobilizing agents and methods of stem cell collection, there can be no assurance that any alternative mobilizing agents will be available or alternative methods will prove to be successful. In the event that our supplier is unable or unwilling to continue to supply the mobilizing agent to us on commercially reasonable terms, and we are unable to identify alternative methods or find substitute suppliers on commercially reasonable terms, we may not be able to successfully commercialize our business. In addition, we are currently using only two outside apheresis providers. Although other third parties, including the centers themselves, subject to appropriate licensure as well as our Cambridge facility, are capable of providing apheresis services, any disruption in the provision of this service would cause a delay in the delivery of our services. Our failure to maintain relationships with these third parties or the failure of such parties to provide quality contracted services would have a material adverse impact on our business.

We have a limited marketing staff and budget.

The degree of market acceptance of our products and services depends upon a number of factors, including the strength of our sales and marketing support. If our marketing is not effective, our ability to generate revenues could be significantly impaired. Due to capital constraints, our marketing and sales activities have been somewhat limited and thus we may not be able to make our services known to a sufficient number of potential customers and partners. Limitations in our marketing and sales activities, and the failure to attract enough customers, will affect our ability to operate profitably.

There is significant uncertainty about the validity and permissible scope of patents in the biotechnological industry and we may not be able to obtain patent protection.

We own or hold exclusive rights to one U.S. patent, and thirteen U.S. patent applications, and own or hold exclusive rights in certain countries to twenty-three foreign patent applications related to our products and technologies. Given the nature of our therapeutic programs, our patent applications cover certain methods of isolating, storing and using stem cells, including very small embryonic stem cells. There can be no assurance that the patent applications to which we hold rights will result in the issuance of patents, or that any patents issued or licensed to us will not be challenged and held to be invalid or of a scope of coverage that is different from what we believe the patent’s scope to be. Our success will depend, in part, on whether we can: obtain patents to protect our own products and technologies; obtain licenses to use the technologies of third parties if necessary, which may be protected by patents; and protect our trade secrets and know-how. Our inability to obtain and rely upon patents essential to our business may have a material adverse effect on our business, operating results and financial condition.

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

We may be subject to significant product liability claims and litigation.

Our business exposes us to potential product liability risks inherent in the testing, processing and marketing of cell therapy products. Such liability claims may be expensive to defend and result in large judgments against us. We presently have product liability insurance limited to $10 million per incident and $10 million in annual aggregate. We also maintain errors and omissions, directors and officers, workers’ compensation and other insurance appropriate to our business activities. If we were to be subject to a claim in excess of this coverage or to a claim not covered by our insurance and the claim succeeded, we would be required to pay the claim from our own limited resources, which could have a material adverse effect on our financial condition, results of operations and business. Additionally, liability or alleged liability could harm our business by diverting the attention and resources of our management and damaging our reputation and that of our subsidiaries.

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

Additional factors that we may experience in connection with having operations in China that may adversely affect our business and results of operations include:

•	our inability to enforce or obtain a remedy under any material agreements;
•	PRC restrictions on foreign investment that could impair our ability to conduct our business or acquire or contract with other entities in the future;

•	restrictions on currency exchange that may limit our ability to use cash flow most effectively or to repatriate our investment;
•	fluctuations in currency values;
•	cultural, language and managerial differences that may reduce our overall performance; and
•	political instability in China.

Cultural, language and managerial differences may adversely affect our overall performance.

While Chinese merger and acquisition activity is increasing in frequency, assimilating cultural, language and managerial differences remains problematic. Personnel issues may develop as we endeavor to consolidate management teams from different cultural backgrounds. In addition, errors arising through language translations may cause miscommunications relating to material information. These factors may make the management of our operations in China more difficult. Should we be unable to coordinate the efforts of our U.S.-based management team with our China-based management team, our business, operating results and financial condition could be materially and adversely affected.

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

PRC regulations prevent foreign companies from directly engaging in stem cell-related research, development and commercial applications in China. Therefore, to perform these activities, we operate our current stem cell-related business in China through two domestic variable interest entities, or VIEs: Qingdao Neo Bio-Technology Ltd., or Neo Bio-Technology, and Beijing Ruijieao Bio-Technology Ltd., or Beijing Ruijieao, each a Chinese domestic company controlled by the Chinese employees of NeoStem (China), Inc., our wholly foreign-owned entity, or the WFOE, through various business agreements, referred to, collectively, as the VIE documents. We control these companies and operate these businesses through contractual arrangements with the companies and their individual owners, but we have no direct equity ownership or control over these companies. Our contractual arrangements may not be as effective in providing control over these entities as direct ownership. For example, the VIEs could fail to take actions required for our business or fail to conduct business in the manner we desire despite their contractual obligation to do so. These companies are able to transact business with parties not affiliated with us. If these companies fail to perform under their agreements with us, we may have to rely on legal remedies under PRC law, which may not be effective. In addition, we cannot be certain that the individual equity owners of the VIEs would always act in our best interests, especially if they have no other relationship with us.

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

We expect to rely partly on dividends paid to us by the WFOE under the contracts with the VIEs, and under the Joint Venture Agreement, attributable to our 51% ownership interest in Erye, to meet our future cash needs. However, there can be no assurance that the WFOE in China will receive payments uninterrupted or at all as arranged under the contracts with the VIEs. In addition, pursuant to the Joint Venture Agreement that governs the ownership and management of Erye, for 2010 and approximately the next two years: (i) 49% of undistributed profits (after tax) will be distributed to EET and loaned back to Erye for use in connection with its construction of the new Erye facility; (ii) 45% of the net profit after tax will be provided to Erye as part of the new facility construction fund, which will be characterized as paid-in capital for our 51% interest in Erye; and (iii) only 6% of the net profit will be distributed to us directly for our operating expenses.

The payment of dividends by entities organized under PRC law to non-PRC entities is subject to limitations. Regulations in the PRC currently permit payment of dividends by our WFOE and Erye only out of accumulated distributable earnings, if any, as determined in accordance with accounting standards and regulations in China. Moreover, our WFOE and Erye are required to appropriate from PRC GAAP profit after tax to other non-distributable reserve funds. These reserve funds include one or more of the following: (i) a general reserve, (ii) an enterprise expansion fund and (iii) a staff bonus and welfare fund. Subject to certain cumulative limits (i.e., 50% of the registered capital of relevant company), the general reserve fund requires annual appropriation at 10% of after tax profit (as determined under accounting principles generally accepted in the PRC at each year-end); the appropriation to the other funds are at the discretion of WFOE and Erye. In addition, if Erye incurs additional debt on its own behalf to finance the building of the new facility in the future, the instruments governing the debt may restrict Erye’s or the joint venture’s ability to pay dividends or make other distributions to us. This may diminish the cash flow we receive from Erye’s operations, which would have a material adverse effect on our business, operating results and financial condition.

Restrictions on currency exchange may limit our ability to utilize our cash flow effectively.

Our interests in China will be subject to China’s rules and regulations on currency conversion. In particular, the initial capitalization and operating expenses of the two VIEs are funded by our WFOE. In China, the State Administration for Foreign Exchange, or the SAFE, regulates the conversion of the Chinese Renminbi into foreign currencies and the conversion of foreign currencies into Chinese Renminbi. Currently, foreign investment enterprises are required to apply to the SAFE for Foreign Exchange Registration Certificates, or IC Cards of Enterprises with Foreign Investment. Foreign investment enterprises holding such registration certificates, which must be renewed annually, are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency translation within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investments, loans, and securities, require approval of the SAFE. According to the Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues Concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-invested Enterprises promulgated on August 29, 2008, or the SAFE Notice 142, to apply to a bank for settlement of foreign currency capital, a foreign invested enterprise shall submit the documents certifying the uses of the RMB funds from the settlement of foreign currency capital and a detailed checklist on use of the RMB funds from the last settlement of foreign currency capital. It is stipulated that only if the funds for the settlement of foreign currency capital are of an amount not more than US$50,000 and are to be used for enterprise reserve, the above documents may be exempted by the bank. This SAFE Notice 142, along with the recent practice of Chinese banks of restricting foreign currency conversion for fear of “hot money” going into China, have limited and may continue to limit our ability to channel funds to the two VIE entities for their operation. We are exploring options with our PRC counsels and banking institutions in China as to acceptable methods of funding the operation of the two VIEs, including advances from Erye, but there can be no assurance that acceptable funding alternatives will be identified. Further, even if we find an acceptable funding alternative, there can be no assurance that the PRC regulatory authorities will not impose further restrictions on the convertibility of the Chinese currency. Future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our stockholders or to fund operations we may have outside of China, which could materially adversely affect our business and operating results.

Fluctuations in the value of the Renminbi relative to the U.S. dollar could affect our operating results.

We prepare our financial statements in U.S. dollars, while our underlying businesses operate in two currencies, U.S. dollars and Chinese Renminbi. It is anticipated that our Chinese operations will conduct their operations primarily in Renminbi and our U.S. operations will conduct their operations in dollars. At the present time, we do not expect to have significant cross currency transactions that will be at risk to foreign currency exchange rates. Nevertheless, the conversion of financial information using a functional currency of Renminbi will be subject to risks related to foreign currency exchange rate fluctuations. The value of Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions and supply and demand in local markets. As we have significant operations in China, and will rely principally on revenues earned in China, any significant revaluation of the Renminbi could materially and adversely affect our financial results. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations.

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

Rapid economic growth can lead to growth in the supply of money and rising inflation. If prices for any products or services in China are unable, for any reason, to increase at a rate that is sufficient to compensate for any increase in the costs of supplies, materials or labor, it may have an adverse effect on the profitability of Erye and our stem cell activities in China would be adversely affected. In order to control inflation in the past, China has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending and could adopt additional measures to further combat inflation. Such measures could harm the economy generally and hurt our business by (i) limiting the income of our customers available to spend on our products and services, (ii) forcing us to lower our profit margins, and (iii) limiting our ability to obtain credit or other financing to pursue our expansion plans or maintain our business. We cannot predict with any certainty the degree to which our business will be adversely affected by slower economic growth in China.

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

One part of our business plan involves launching innovative, safe, and effective cell therapies in China that have not yet been approved in the U.S., to generate sales revenues in advance of obtaining U.S. regulatory approvals. Different countries have different regulatory requirements and pathways resulting in the availability of therapeutics in one market prior to another. This phenomenon has led to the growth of an industry called “medical tourism” where patients travel to foreign locations and receive treatments that have not yet been approved in their home countries.

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

The relationship between China and the U.S. is subject to periodic tension. Relations may also be compromised if the U.S. becomes a more active advocate of Taiwan or if either government pressures the other regarding its monetary, economic or social policies. Changes in political conditions in China and changes in the state of Sino-U.S. relations are difficult to predict and could adversely affect our operations or financial condition. In addition, because of our involvement in the Chinese market, any deterioration in political relations might cause a public perception in the U.S. or elsewhere that might cause the goods or services we may offer to become less attractive. If any of these events were to occur, it could materially and adversely affect our business, operating results and financial condition.

China’s State Food and Drug Administration’s regulations may limit our ability to develop, license, manufacture and market our products and services.

Some or all of our operations in China will be subject to oversight and regulation by the PRC’s State Food and Drug Administration (“SFDA”). Government regulations, among other things, cover the inspection of and controls over testing, manufacturing, safety and environmental considerations, efficacy, labeling, advertising, promotion, record keeping and sale and distribution of pharmaceutical products. Such government regulations may increase our costs and prevent or delay the licensing, manufacturing and marketing of any of our products or services. In the event we seek to license, manufacture, sell or distribute new products or services, we likely will need approvals from certain government agencies such as the SFDA. The future growth and profitability of any operations in China would be contingent on obtaining the requisite approvals. There can be no assurance that we will obtain such approvals.

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

Changes to PRC policies regarding drug pricing may have a material adverse effect on Erye’s and our results of operations and financial condition.

Erye’s financial performance is heavily dependent on government pricing policies and procedures, which are subject to change. The Rules on Introduction of Suzhou’s Local Enterprises Produced Drugs into Suzhou’s Local Medical Insurance Drugs Catalogue, which was promulgated in 2006, may soon cease to be effective. The cancellation of such Rules would reduce Erye’s sales and profits by an estimated $2 million and $1 million, respectively, calculated based on Erye’s sales and profits for 2010. On March 2, 2011, the National Development and Reform Commission issued price cuts for drugs covered by national medical insurance which greatly influences two of Erye’s drugs. It is anticipated that the price of Piperacillin Sodium Sulbactum Sodium will decrease by 50% and the price of Ligustrazine Phosphate will be cut by 75%. In 2010 Piperacillin Sodium Sulbactum Sodium accounted for approximately 3% of sales and Ligustrazine Phosphate accounted for approximately 2.5% of sales.

Erye’s production will be concentrated in two production lines and Erye will be operating in a new facility.

Erye has passed the government inspection by the SFDA to manufacture penicillin powder for injection and cephalosporin powder for injection at its new manufacturing facility which provides 50% greater manufacturing capacity than its existing plant. These two production lines accounted for over 90% of Erye’s product sales in 2009 and 2010. These two product lines are fully operational. These production lines, coupled with the approval of the lines earlier in 2010 for solvent crystallization sterile penicillin and freeze dried raw sterile penicillin, has allowed Erye to relocate over 90% of its 2010 sales to the new facility. Any interruptions in production with respect to those lines at the new facility will have a material adverse effect on Erye’s business and ours. There are inherent problems in commencing operations at any new production facility. If Erye encounters operational difficulties in commencing production at its new facility, it could have a material adverse effect on Erye’s business and ours.

As a result of Erye’s relocation to a new manufacturing facility, Erye may experience certain delays and disruptions in its manufacturing operations which could adversely affect our business.

Erye has built a new production facility for purposes of manufacturing its products and is in the process of relocating its manufacturing operations from its existing facility to the new facility. The new facility is expected to be fully operational in 2011. As a result of this relocation, Erye has and may continue to experience certain delays and disruptions in its manufacturing operations which may adversely impact our business.

In China, we may conduct research and development activities related to cell therapy in cooperation with a domestic Chinese company. If these activities are regarded by PRC government authorities as “human genetic resources research and development activities,” additional approvals by PRC government authorities will be required.

Our research and development activities in cell therapy in China may be conducted in cooperation with Beijing Ruijieao Biotechnology Ltd. Pursuant to the Interim Measures for the Administration of Human Genetic Resources, or the Measures, that took effect on June 10, 1998, China maintains a reporting and registration system on important pedigrees and genetic resources in specified regions. All entities and individuals involved in sampling, collecting, researching, developing, trading or exporting human genetic resources or taking such resources outside China must abide by the Measures. “Human genetic resources” refers to genetic materials such as human organs, tissues, cells, blood specimens, preparations or any type of recombinant DNA constructs, which contain human genome, genes or gene products as well as to the information related to such genetic materials.

It is possible that our research and development activities conducted by the Lab in cooperation with us in China may be regarded by PRC government authorities as human genetic resources research and development activities, and thus will be subject to approval by PRC government authorities. The sharing of patents or other corresponding intellectual property rights derived from such research and development operations is also subject to various restrictions and approval requirements established under the Measures.

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

If the research and development operations conducted by the Lab in cooperation with us in China are regarded by PRC government authorities as human genetic resources research and development activities, we may be required to obtain approval from PRC governmental authorities to continue such operations and the Measures may adversely affect our rights to intellectual property developed from such operations. Our inability to access intellectual property, or our inability to obtain required approvals on a timely basis, or at all, could materially and adversely affect our operations in China, and our operating results and financial condition.

Erye has lost certain preferential tax concessions, which will cause its tax liabilities to increase and profitability to decline.

The National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, or the EIT Law, that went into effect on January 1, 2008. Domestic-invested enterprises and foreign-invested entities now are subject to enterprise income tax at a uniform rate of 25% unless they qualify for limited exceptions. During the transition period for enterprises established before March 16, 2007, the tax rate is subject to a gradual increase which started in 2008 and will be equal to the new tax rate in 2011 or 2012. As a result, Erye has lost its preferential tax rates.

Because of the EIT Law, the tax liabilities of Erye have increased. Any future increase in the enterprise income tax rate applicable to Erye or other adverse tax treatments could increase Erye’s tax liabilities and reduce its net income, which could have a material adverse effect on Erye’s and our results of operations and financial condition.

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

Risks Related to Our Securities

We will need to raise additional financing to fund our current business, including the development of our VSELTM Technology and other research and development efforts related to product development, as well as marketing activities in the United States and China.

We will need to raise additional funding in the future to fund certain segments of our current business, including the development of our VSELTM Technology and other research and development efforts related to product development, as well as marketing activities in the United States and China. Cash requirements may vary materially from those now planned because of expenses relating to marketing, advertising, sales, distribution, research and development and regulatory affairs, as well as the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities.

If we cannot generate a sufficient amount of revenue to fully fund our cash requirements, which we may never do, we will need to finance future cash needs primarily through equity issuances, debt arrangements, a combination of the above or other arrangements. Our ability to raise such funding may be limited by certain restrictions on incurring debt and issuing preferred stock that are contained in the certificate of designations for our Series E 7% Senior Convertible Preferred Stock (the “Preferred Shares” or the “Series E Preferred Stock”). Any issuance of convertible debt securities, preferred stock or common stock may be at a discount from the then-current trading price of our common stock. If we issue additional common or preferred stock or securities convertible into common stock, our stockholders will experience additional dilution, which may be significant. Further, we do not know whether additional funding will be available on acceptable terms, or at all. The trading volume of our common stock, coupled with our history of operating losses and liquidity problems, may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of small cap biopharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. If we are unable to raise substantial additional funding on acceptable terms or at all, our business, results of operations and financial condition could be adversely affected.

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

The market price and trading volume of our common stock has been and may continue to be volatile and issuances of large amounts of shares of our common stock could cause the market price of our common stock to decline.

In 2010, our common stock traded as low as $1.10 and as high as $3.50, and in 2009 traded as low as $0.43 and as high as $2.72. In addition to our low stock trading volume, some of the other factors contributing to our stock’s price volatility include the issuance of a significant number of shares of our common stock or securities convertible into common stock in a short period of time, announcements of government regulation, new products or services introduced by us or by our competition, healthcare legislation, trends in health insurance, litigation, fluctuations in operating results, our success in commercializing our business, market conditions for healthcare stocks in general as well as economic recession. We cannot assure you that the market price of our shares of common stock will not fluctuate or decline significantly in the future.

You will experience dilution upon the issuance of common stock upon the conversion or in connection with redemption payments under the Preferred Shares issued in our recent senior convertible preferred stock offering, if we issue additional equity securities in future fundraising transactions and if shares of our common stock underlying our significant number of outstanding warrants and options are purchased by the holders thereof.

The issuance of common stock as mandatory redemption payments or upon conversion of some or all of the Preferred Shares issued in our November 2010 senior convertible preferred stock offering will dilute the ownership interests of our existing holders of our shares of common stock. We expect to make the mandatory redemption payments under the terms of the Preferred Shares in shares of our common stock. Although the dollar amount of such redemption payments are known, the number of shares to be issued in connection with such redemption payments will fluctuate based on our stock price. All payments made in stock will be at the VWAP Price (defined below). The price of the shares will be calculated based on 92% of the average of the lowest five VWAPs (volume weighted average prices) of the 20 trading days prior to the payment date (the “VWAP Price”). Any sales or perceived sales in the public market of our shares of common stock issuable upon such mandatory redemption payments or upon conversion could adversely affect prevailing market prices of our shares of common stock. The issuance of common stock upon conversion of the Preferred Shares or upon such redemption payments may also have the effect of reducing our net income per share. In addition, the existence of the Preferred Shares may encourage short selling by market participants because the conversion of the Preferred Shares or the existence of the redemption payments could depress the market price of our shares of common stock.

If in the future we issue additional common stock, or securities convertible into or exchangeable or exercisable for common stock, our stockholders, including investors who received shares of our common stock and warrants in the PCT Merger, will experience additional dilution, and any such issuances may result in downward pressure on the price of our common stock.

Investors in our company will be subject to increased dilution upon conversion of our outstanding preferred stock and upon the exercise of outstanding stock options and warrants. There were 78,083,372 shares of our common stock outstanding as of March 14, 2011. As of that date, the Series B preferred stock outstanding could be converted into 10,000 shares of our common stock, the Preferred Shares outstanding could be converted into approximately 5,300,000 shares of our common stock and stock options and warrants outstanding represented an additional 39,977,502 shares of our common stock that could be issued in the future. The Preferred Shares and the warrants issued with the Preferred Shares also have weighted-average anti-dilution protection. Most of the outstanding shares of our common stock, as well as the vast majority of the shares of our common stock that may be issued under our outstanding options and warrants, are not restricted from trading or have the contractual right to be registered.

Any significant increase in the number of shares offered for sale could cause the supply of our common stock available for purchase in the market to exceed the purchase demand for our common stock. Such supply in excess of demand could cause the market price of our common stock to decline.

Future sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur, could depress the market price of our shares of common stock.

Sales of a substantial number of shares of our common stock in the public markets, or the perception that such sales could occur, could depress the market price of our shares of common stock and impair our ability to raise capital through the sale of additional equity securities. It is anticipated that the purchasers of the Preferred Shares will be selling shares of common stock issued to them as mandatory redemption shares on each mandatory redemption date. A substantial number of shares of common stock were issued in our recent offerings and we cannot predict if and when the investors in our recent offerings may sell such shares of common stock in the public markets. We cannot predict the number of these shares that might be sold nor the effect that future sales of shares of our common stock would have on the market price of shares of our common stock.

We have never paid dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We have concluded that we did not have effective internal control over financial reporting as of December 31, 2010 as a result of a material weakness in our accounting for share-based payment arrangements. If we fail to (1) fully remediate the material weakness identified, or (2) we fail to maintain the adequacy of internal control over our financial reporting, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, as such standards are modified, supplemented or amended from time to time.

As a private company, PCT was not subject to the requirements of Section 404 of the Sarbanes-Oxley Act. Now that the PCT Merger has been consummated, we expect to devote management time and other resources to ensure that the combined company complies with the requirements of Section 404. During the course of testing our disclosure controls and procedures and internal control over financial reporting, we may identify and disclose material weaknesses or significant deficiencies in internal control over financial reporting (which may or may not be related to PCT) that will have to be remedied. Implementing any appropriate changes to our internal control may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal control over financial reporting, and any failure to maintain that adequacy or inability to produce accurate financial statements on a timely basis could result in our financial statements being unreliable, increase our operating costs and materially impair our ability to operate our business.

Failure to achieve and maintain effective internal control over financial reporting could result in a loss of investor confidence in our financial reports and could have a material adverse effect on our stock price. Additionally, failure to maintain effective internal control over our financial reporting could result in government investigation or sanctions by regulatory authorities.

Actual and beneficial ownership of large quantities of our common stock by our executive officers and directors may substantially reduce the influence of other stockholders.

As of March 14, 2011, our executive officers and directors collectively owned 32,581,220 shares of our common stock, representing approximately 41.73% of our common stock. As of such date, our executive officers and directors collectively beneficially owned 42,883,310 shares of our common stock. These beneficial holdings represent approximately 48.5% of our common stock. As a result, such persons may have the ability to exercise enhanced control over the approval process for actions that require stockholder approval, including: the election of our directors and the approval of mergers, sales of assets or other significant corporate transactions or other matters submitted for stockholder approval. Because of the beneficial ownership position of these persons, other stockholders may have less influence over matters submitted for stockholder approval. Furthermore, at certain times the interests of our substantial stockholders may conflict with the interests of our other stockholders.

Some of our directors and officers have positions of responsibility with other entities, and therefore have loyalties and fiduciary obligations to both our company and such other entities. These dual positions subject such persons to conflicts of interest in related party transactions which may cause such related party transactions to have consequences to our company that are less favorable than those which we could have attained in comparable transactions with unaffiliated entities.

Eric H.C. Wei, a member of our Board of Directors, is also the Managing Partner of RimAsia Capital Partners, L.P., or RimAsia. RimAsia, a substantial stockholder of our company, beneficially owns approximately 32.2% of our common stock as of March 14, 2011. Mr. Shi Mingsheng (who became a director of our company in March 2010) and Madam Zhang Jian (our Vice President of Pharmaceutical Operations and the General Manager of Erye), together with certain other persons, have shared voting and dispositive power over the shares of our common stock held by Fullbright Finance Limited, or Fullbright. Fullbright is a substantial stockholder of our company, and together with Mr. Shi, and Madam Zhang, beneficially owns approximately 6.3% of our common stock as of March 14, 2011. These relationships create, or, at a minimum, appear to create potential conflicts of interest when members of our company’s senior management are faced with decisions that could have different implications for our company and the other entities with which our directors or officers are associated.

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

We may not have the cash necessary to redeem the Preferred Shares.

We have the obligation to make monthly redemption payments on the Preferred Shares commencing four months from the initial issuance dates, which mandatory redemption payments may be made at our option in cash or in shares of our common stock at the discounted formula price described above, except that our right to make payment in shares of common stock is dependent upon our satisfying certain Equity Conditions

(defined in the certificate of designations for the Series E Preferred Stock) and is also subject to certain Dollar Volume Limitations (as defined). If we cannot satisfy the Equity Conditions, or if our trading prices and volume are such that we do not meet the Dollar Volume Limitations necessary for us to be able to make our monthly mandatory redemption payments in stock, we may be forced to make such monthly payments in cash. We may not have sufficient cash resources at the applicable time to make those cash payments, or to make such cash payments in full. Further, any failure to pay any amounts due to the holders of the Preferred Shares, as well as certain other Trigger Events (as defined in the certificate of designations), including without limitation certain change in control transactions, our failure to timely deliver shares, our suspension of trading, and breaches of certain representations, warranties and covenants that are not timely cured, where a cure period is permitted, would permit the holders of our Preferred Shares to compel repurchase of such Preferred Shares at a price per share equal to the sum of the liquidation preference plus accrued dividends plus the then applicable prepayment premium (15%, or 10% if the repurchase occurs more than 12 months after the initial issuance date). If we are required to repurchase the Preferred Shares in cash prior to maturity, no assurance can be given that we would have the cash or financial resources available to us to make such a payment, and such an acceleration could have a material adverse effect on our business and financial condition and may impair our ability to continue in business as a going concern.

The Preferred Shares are senior obligations of ours, and rank prior to our common stock with respect to dividends, distributions and payments upon liquidation.

The rights of the holders of the Preferred Shares rank senior to the obligations to holders of our common stock. Upon our liquidation, the holders of Preferred Shares are entitled to receive a liquidation preference of $1.00 per share, plus all accrued but unpaid dividends at the rate of 7% per annum prior and in preference to any distribution to the holders of any other class of our equity securities. Further, no dividends can be paid without the consent of the holders of a majority of the outstanding Preferred Shares, and the holders of Preferred Shares, as well as the holders of the warrants being issued to the purchasers of Preferred Shares, have the right to participate in any payment of dividends or other distributions made to the holders of our common stock to the same extent as if they had converted the Preferred Shares or exercised the warrants. The existence of such a senior security could have an adverse effect on the value of our common stock.

Holders of the Preferred Shares have rights that may restrict our ability to operate our business.

Under the securities purchase agreement pursuant to which the Preferred Shares were sold, we are subject to certain covenants that limit our ability to create new series of preferred stock, other than series junior to the Preferred Shares. We are also limited, with certain exceptions, in our ability and the ability of our subsidiaries (other than Erye) to incur debt and to pledge our assets. Such restrictions may have an adverse effect on our ability to operate our business while the Preferred Shares are outstanding.

The repurchase right in the Preferred Shares triggered by a change in control could discourage a potential acquiror.

The repurchase rights in the Preferred Shares triggered by certain change in control transactions could discourage a potential acquiror. The interests of the holders of the Preferred Shares in deciding to exercise their repurchase right may not align with your interests as a holder of our common stock in potential change of control transactions. The holders of Preferred Shares may exercise their repurchase right which may discourage potential acquirors even in situations where the common stock holders may have the opportunity to realize a premium in connection with such change in control transaction.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

PCT

We presently operate two cell therapy manufacturing facilities, in Allendale, New Jersey and in Mountain View, California. Longer-term plans could include the acquisition and development of other such buildings within and outside of the United States, to be developed into replicable and scalable manufacturing facilities, strategically located to best serve clients’ needs. Inherent in the nature of cell therapy today is the biologic shelf life of the cell therapy product itself. This limits the transit times between the time the cell product is extracted from a patient until it arrives at a manufacturing facility and the time that a processed product leaves the manufacturing facility and arrives for re-infusion in the patient. Therefore, it is preferable for cell therapy manufacturing facilities to be located in major population centers and within close proximity of major airport hubs.

In 2007, PCT acquired the facility in Allendale, New Jersey which has been developed into a cell manufacturing facility. 22,000 square feet of the Allendale facility’s approximately 30,000 square feet have been developed. The Allendale facility is comprised of ISO Class 7, Class 10,000 manufacturing suites, in addition to quality control, research and development laboratories and support facilities. It has been designed to meet the accreditation requirements of the Foundation for the Accreditation of Cellular Therapy (FACT) and to comply with the FDA’s requirements, including applicable cGMP regulations, and to meet the standards of the American Association of Blood Banks (AABB). The facility is also in compliance with a range of state and federal regulatory and licensing requirements. The Allendale facility is subject to two mortgages in favor of T.D. Bank, N.A. having an aggregate principal amount of approximately $3.8 million as of December 31, 2010.

The Mountain View facility is also a licensed cell therapy manufacturing facility, encompassing 25,024 square feet within a single building, of which 17,425 square feet is developed. The developed space is presently used for manufacturing client products. Mountain View is equipped with ISO Class 7, Class 10,000 manufacturing suites, quality control, research and development laboratories and support facilities. We expect to further develop space for cell therapy manufacturing within the facility on an as needed basis. The Mountain View facility is subject to a lease agreement having a current term that extends through June 2012. The base monthly rent is currently $42,541, and scheduled to increase to $46,294 per month in July 2011. We have the option to extend the lease for an additional five years thereafter.

Because of the specialized nature of these cell processing facilities and the time required to conceptualize, design, build, and obtain certification and operating authority, it takes approximately nine months to go from concept to operations once space has been qualified.

These properties are used in the Company’s Cell Therapy — United States reportable segment.

NeoStem

Effective April 1, 2009, we leased executive offices at 420 Lexington Avenue, New York, NY 10170, which serve as our headquarters. The lease has a current term that extends through June 2013 and is believed to be sufficient space for the foreseeable future. The base monthly rent, which includes storage space, is currently approximately $21,500 per month, scheduled to increase to approximately $22,000 in July 2011. This property is used as our corporate headquarters.

In September 2009, we leased office and laboratory space at 840 Memorial Drive, Cambridge, Massachusetts for approximately three years. The Cambridge space has served as our research and development headquarters. The base rent under the Cambridge lease is currently $29,737 per month, scheduled to increase to $30,750 per month in September 2011. The Company is assessing its need for the Cambridge facility going forward given the acquisition of PCT with its Allendale, NJ and Mountain View, CA facilities. This property was used in the Company’s Cell Therapy — United States reportable segment.

China Stem Cell Operations

In May 2009, Neo Bio-Technology entered into leases (assigned to NeoStem (China) in February 2010) with Beijing Zhong-guan-cun Life Science Park Development Corp., Ltd. pursuant to which NeoStem (China) is leasing laboratory, office and storage space in Beijing for the aggregate monthly amount of approximately $23,000. Lease payments are due quarterly in advance. The term of the leases is for approximately three years. The Beijing Facility is being equipped to provide comprehensive adult stem cell collection, processing and storage capabilities, and a laboratory to support a number of our therapeutic programs. In order to implement the establishment of the Beijing Facility, as of December 31, 2009, our Company, NeoStem (China) and PCT, entered into an agreement, whereby NeoStem and NeoStem (China) engaged PCT to perform the services necessary (1) to construct the Beijing Facility and (2) to effect the installation of quality control systems which comply with cGMP standards and regulatory standards that would be applicable in the United States under

GTP standards, as well as all regulatory requirements applicable to the program under the laws of the PRC. The project commenced on April 1, 2010 and construction was completed at year-end. The aggregate cost of the program, including the Phase 1 equipment purchases, is expected to be approximately $3,000,000. The Beijing Facility is located at the Life Science Innovation Center, Life Science Park, Zhongguancum, Beijing. This property is used in the Company’s Regenerative Medicine — China reportable segment.

Neo Bio-Technology has been leasing office space in Qingdao since August 2009. The current lease is effective through September 2011 at a monthly rent of approximately $1,300. It is expected that Neo Bio-Technologywill move to Tianjin to take advantage of tax and other concessions that are being made available. This property is used as corporate offices.

Erye

The current operations of Erye are located in Suzhou City and the Xiangcheng District of Suzhou. As to the operations in Suzhou City, all buildings are occupied and used by Erye and the ages of all buildings are over 25 years. The land on which the facilities are situated is located at the heart of the city and is restricted by government regulation from any new building development. In 2005, the government issued a mandate requiring the relocation of many of Suzhou’s existing manufacturing facilities. To comply with this mandate, and to meet the growing demands of its business, Erye acquired land use rights to approximately 27 acres in the Xiangcheng District of Suzhou for approximately $2.0 million and, in 2007, commenced the construction of a new, state-of-the-art production facility. This new campus-style facility includes 16 buildings containing a total of approximately 53,186 square meters, for which the external building construction has been completed. Certain elements of the project have been completed and put into service in 2010 and the relocation is expected to be completed in 2011. The land use rights end in 2057.

The total cost of the new facility is estimated to be approximately $38 million, of which approximately $34 million has been incurred through December 31, 2010. Construction has been and will continue to be self-funded by Erye and EET, the holder of the minority joint venture interest in Erye. We have agreed for 2010 and approximately the next two years to reinvest in Erye approximately 90% of the net earnings we would be entitled to receive under the Joint Venture Agreement by reason of our 51% interest in Erye.

These properties are used in the Company’s Pharmaceutical Manufacturing — China reportable segment.

In 2008, CBH, the then 51% owner of Erye, and EET, as the owner of the remaining 49% of Erye, and RimAsia Capital Partners L.P. (“RimAsia”), entered into a Memorandum of Understanding (the “MOU”) which established, among other things, certain terms and conditions concerning the operation and relocation of Erye. The MOU calls for all proceeds associated with the relocation of the current facility in which Erye manufactures product to be sold, to the new facilities currently under construction, to be paid to EET. In September 2009, Erye agreed to transfer the land and building for its principal manufacturing facility to a new joint venture beneficially owned by EET. Erye and the new joint venture, which was approved by the Jiangsu Provincial Bureau of Commerce on December 28, 2009, have agreed to Erye’s continued use of the land and buildings for a nominal fee until the construction of the new plant and Erye’s relocation are completed.

ITEM 3. LEGAL PROCEEDINGS.

We may be subject to litigation in the ordinary course. Currently, we are not a party to any litigation that could have a material adverse effect on our financial condition.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

ITEM 5(a). MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market For Our Common Equity

Our Common Stock trades on the NYSE-Amex under the symbol “NBS.” The following table sets forth the high and low sales prices of our Common Stock for each quarterly period presented, as reported by the NYSE-Amex.

2010	High	Low
First Quarter	$2.15	$1.26
Second Quarter	$3.50	$1.58
Third Quarter	$2.15	$1.52
Fourth Quarter	$2.15	$1.10

2009	High	Low
First Quarter	$1.08	$0.43
Second Quarter	$2.72	$0.80
Third Quarter	$2.33	$1.40
Fourth Quarter	$2.50	$1.28

2008	High	Low
First Quarter	$2.24	$1.18
Second Quarter	$1.48	$0.41
Third Quarter	$1.80	$0.70
Fourth Quarter	$2.15	$0.41

Holders

As of March 14, 2011, there were approximately 1,396 stockholders of record of our Common Stock (which does not include beneficial owners for whom Cede & Co. or others act as nominees).

Dividends and Dividend Policy

We have not paid cash dividends on our Common Stock during the periods set forth in the stock price table that appears above. The holders of our Common Stock are each entitled to receive dividends when and if declared by the board of directors out of funds legally available therefor, subject to the terms of any outstanding series of preferred stock (as further described below). Other than payments that are required pursuant to the terms of our Series E 7% Senior Convertible Preferred Stock (the “Series E Preferred Stock”), we intend to retain any future earnings to fund the development and growth of our business, and therefore we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

So long as any shares of our Series E Preferred Stock are outstanding, no dividends can be paid on our Common Stock without the consent of the holders of a majority of the outstanding shares of Series E Preferred Stock, and the holders of the Series E Preferred Stock, as well as the holders of the warrants issued to the purchasers of the Series E Preferred Stock, have the right to participate in any payment of dividends or other distributions made to the holders of our Common Stock to the same extent as if they had converted the Series E Preferred Stock or exercised the warrants.

Furthermore, we expect to rely on dividend payments from our subsidiaries, NeoStem (China) and China Biopharmaceuticals Holdings, Inc. (which is the holder of our 51% interest in Erye), which may, from time to time, be subject to certain additional restrictions on their ability make distributions to us. PRC accounting standards and regulations currently permit payment of dividends only out of accumulated profits, a portion of which must be set aside to fund certain reserve funds. Our inability to receive all of the revenues from

NeoStem (China) and Merger Sub may in turn provide an additional obstacle to our ability to pay dividends on our common stock in the future. Additionally, because the PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC, shortages in the availability of foreign currency may occur, which could restrict our ability to remit sufficient foreign currency to pay dividends.

Finally, any distributions we may receive by reason of our ownership of a 51% interest in Erye will be subject to the provisions of the Joint Venture Agreement, which presently provides that, for 2010 and for a period of approximately two years thereafter, we will receive annual distributions of only six percent of Erye’s net profit.

Recent Sales of Unregistered Securities

Effective October 15, 2010 and January 19, 2011, respectively, the Company entered into agreements with a media consultant pursuant to which this consultant was engaged in each case to provide services for a two month term. In addition to certain specified cash consideration, in consideration for providing services under the October 2010 agreement, the Company issued to this consultant effective December 14, 2010 a total of 10,000 shares of Restricted Common Stock and in consideration for providing services under the January 2011 agreement, the Company agreed to issue to this consultant a total of 10,000 shares of Restricted Common Stock, vesting as to 5,000 shares at the end of each month during the term.

Effective December 16, 2010, the Company entered into an agreement with a consultant pursuant to which this consultant was retained to develop, coordinate, manage and execute a comprehensive corporate finance and investor relations campaign for the Company for a six month term. In consideration for providing services under this agreement, in addition to certain specified cash consideration, the Company agreed to issue to this consultant a total of 50,000 shares of Restricted Common Stock, vesting (a) as to 8,334 shares on each of the effective date and the first monthly anniversary of the effective date and (b) as to 8,333 shares on each of the second, third, fourth and fifth monthly anniversaries of the effective date.

Effective December 22, 2010, the Company entered into an agreement with a consultant pursuant to which this consultant was retained to assist and consult with the Company in matters concerning corporate finance, investor communications and public relations with existing shareholders, brokers, dealers and other investment professionals for a six month term. In consideration for providing services under this agreement, the Company agreed to issue to this consultant a total of 240,000 shares of Restricted Common Stock, as follows (i) 40,000 shares on each of the effective date, one month after the effective date and two months after the effective date and (ii) 40,000 shares on each of 90 days, 120 days, and 150 days, respectively, after the effective date.

Effective January 5, 2011, the Company entered into an agreement with a law firm which has been providing legal services to the Company since 2006, pursuant to which this firm was retained to provide additional legal services for a one year term with regard to assisting the Company in the negotiation, drafting and finalization of contracts, in the development of strategic plans, and with regard to funding from various agencies of the State of New Jersey and the Federal Government. In consideration for providing services under this agreement, the Company agreed to issue to this consultant a five year warrant to purchase up to an aggregate of 60,000 shares of Restricted Common Stock at $1.44 per share, vesting as to 30,000 shares on each of June 30, 2011 and December 31, 2011. The issuance of such securities is subject to the approval of the NYSE Amex.

Effective January 12, 2011, the Company entered into an agreement with a consultant pursuant to which a consultant was engaged for a term commencing January 12, 2011 through July 1, 2011 to provide additional specified business development services under an October 9, 2009 agreement with the Company. As compensation for these additional services, the Company agreed to issue to this consultant (i) a total of 100,000 shares of Restricted Common Stock, vesting as to 50,000 shares on each of the effective date and July 1, 2011 and (ii) a five year warrant to purchase up to an aggregate of 50,000 shares of Restricted Common Stock at $1.50 per share, vesting in its entirety at the end of the term.

Effective January 23, 2011, the Company entered into a consulting agreement pursuant to which a consultant was retained to assist the Company in providing sponsorship of the Company’s securities in the public markets and perform investor relations services for a one year term. In consideration for providing services under this agreement, the Company agreed to issue to this consultant a five year warrant to purchase up to an aggregate of 50,000 shares of Restricted Common Stock at $1.50 per share, vesting as to 12,500 shares on each of the effective date and the third, sixth and ninth month anniversaries of the effective date.

Effective February 8, 2011 and April 4, 2011, the Company entered into agreements with a consultant to provide consulting services to the Company for a two-month term, and three month term, respectively, relating to potential sources of media in addition to making strategic advertising introductions. In consideration for providing services under these agreements, in addition to certain specified cash consideration, the Company agreed to issue to this consultant 120,000 shares of Restricted Common Stock, vesting on February 18, 2011 and 180,000 shares of Restricted Common Stock, vesting on April 4, 2011, respectively. The issuance of such securities is subject to the approval of the NYSE Amex.

Effective February 24, 2011, the Company entered into a one year extension and amendment of a February 26, 2010 agreement with a consultant to continue to provide to the Company necessary information for designing a successful marketing plan and product list for the penetration (Phase II) of Federal, State and local government markets. In consideration for providing the services, in addition to certain specified cash and other consideration, the Company agreed to issue a five year warrant in the Company’s standard form to purchase 110,000 shares of Restricted Common Stock at $1.41 per share, vesting in its entirety on the effective date. The issuance of such securities is subject to the approval of the NYSE Amex.

On March 3, 2011, we consummated a private placement pursuant to which five persons and entities acquired an aggregate of 2,343,750 shares of Common Stock for an aggregate consideration of $3,000,000 (purchase price $1.28 per share). The investors included Steven S. Myers (one of our directors) (who purchased 390,625 shares) and Dr. Andrew L. Pecora (the Chief Medical Officer of our subsidiary PCT) (who purchased 78,125 shares).

Effective March 16, 2011, the Company entered into a consulting agreement pursuant to which a consultant was retained to assist the Company for a three-month term in providing sponsorship of the Company’s securities in the public markets and perform specified investor relations services. In consideration for providing services under this agreement, the Company agreed to issue to this consultant 120,000 shares of Restricted Common Stock, vesting as to one-third of the shares on each of the first, second and third one-month anniversaries of the effective date. The issuance of such securities is subject to the approval of the NYSE Amex.

On April 5, 2011, we consummated a private placement pursuant to which nine persons and entities acquired an aggregate of 1,244,375 shares of Common Stock for an aggregate consideration of $1,592,800 (purchase price $1.28 per share).

The offer and sale by the Company of the securities described above were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions by an issuer not involving a public offering. The offer and sale of such securities were made without general solicitation or advertising to “accredited investors” as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act and/or pursuant to Regulation D or Regulation S, each promulgated under the Securities Act and may not be resold in the United States or to U.S. persons unless registered under the Securities Act or pursuant to an exemption from registration under the Securities Act.

ITEM 5(b). USE OF PROCEEDS.

Not applicable.

ITEM 5(c). REPURCHASES OF EQUITY SECURITIES.

There were no repurchases of equity securities by or on behalf of the Company or any affiliated purchaser during the fourth quarter of the fiscal year ended December 31, 2010 as to which information is required to be furnished.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and under “Risk Factors” and elsewhere in this annual report. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included in Item 8 of this annual report.

Overview

NeoStem, Inc. is an international biopharmaceutical company operating in three reportable segments: (i) Cell Therapy — United States; (ii) Regenerative Medicine — China; (iii) Pharmaceutical Manufacturing — China.

Through the Cell Therapy — United States segment, NeoStem is focused on the development of proprietary cellular therapies in oncology, immunology and regenerative medicine and becoming a single source for collection, storage, manufacturing, therapeutic development and transportation of cells for cell based medicine and regenerative science globally. Within this segment, we also are a provider of adult stem cell collection, processing and storage services in the U.S., enabling healthy individuals to donate and store their stem cells for personal therapeutic use. During 2010, we expanded our network of adult stem cell collection centers to include ten centers throughout the country.

We strengthened our expertise in cellular therapies with our January 19, 2011 acquisition of Progenitor Cell Therapy, LLC, a Delaware limited liability company (“PCT”), pursuant to which we acquired all of the membership interests of PCT, and PCT is now a wholly-owned subsidiary of NeoStem. PCT is engaged in a wide range of services in the cell therapy market for the treatment of human disease, including, but not limited to, contract manufacturing, product and process development, regulatory consulting, product characterization and comparability, and storage, distribution, manufacturing and transportation of cell therapy products. PCT’s legacy business relationships also afford NeoStem introductions to innovative therapeutic programs. For example, Amorcyte, now a NeoStem customer, has completed a Phase I clinical trial using stem cells post acute myocardial infarction and is ready to move into Phase II testing. Also, through the PCT acquisition, NeoStem now owns approximately an 80% interest in Athelos, a company developing a T-cell based immunomodulatory therapeutic. Results from ongoing Phase 1 trials will determine the next phase of trials under this program. We view the PCT acquisition as fundamental to building a foundation in achieving our strategic mission of capturing the paradigm shift to cell therapy.

Through our Regenerative Medicine — China segment, in 2009, we began several China-based, Regenerative Medicine initiatives including: (i) creating a separate China-based cell therapy operation, (ii) constructing a stem cell research and development laboratory and processing facility in Beijing, (iii) establishing relationships with hospitals to provide cell-based therapies, and (iv) obtaining product licenses covering several adult stem cell therapeutics focused on regenerative medicine.

We acquired our Pharmaceutical Manufacturing — China segment when on October 30, 2009, China Biopharmaceuticals Holdings, Inc. (“CBH”) merged with and into CBH Acquisition LLC (“Merger Sub”), a wholly-owned subsidiary of NeoStem, with Merger Sub as the surviving entity (the “Erye Merger”). As a result of the Erye Merger, NeoStem acquired CBH’s 51% ownership interest in Erye, a Sino-foreign joint venture with limited liability organized under the laws of the People’s Republic of China. Erye was founded more than 50 years ago and represents an established, vertically-integrated pharmaceutical business. Historically, Erye has concentrated its efforts on the manufacturing and distribution of generic antibiotic products. In 2010, Erye began transferring its operations to its newly constructed manufacturing facility. The relocation is continuing as the new production lines are completed and receive cGMP certification through 2011. The relocation is significantly increasing Erye’s manufacturing capacity and allowing for growth in line with rising demand as a result of healthcare reform in China today.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

For the year ended December 31, 2010, total revenues were $69,821,300 compared to $11,565,100 for the year ended December 31, 2009. Revenues for 2010 were comprised of $69,584,300 of pharmaceutical product sales and $237,000 related to stem cell collections, cell therapy services, license fees and royalties and revenues for 2009 were comprised of $11,386,700 of pharmaceutical product sales and $178,400 related to stem cell collections, license fees and royalties. The increase in pharmaceutical product sales in 2010 compared to 2009 was due to Erye being included in the results of operations for a full year in 2010 compared to two months in 2009 as the Erye Merger closed on October 30, 2009.

Cost of Revenues

For the year ended December 31, 2010, cost of revenues was $49,668,300 compared to $9,706,000 for the year ended December 31, 2009. Cost of revenues was comprised of cost of goods sold of $49,639,400 related to pharmaceutical product sales, and $28,900 of direct costs related to collecting autologous stem cells from clients and providing cell therapy services. The increase in cost of goods sold in 2010 compared to 2009 was due to Erye being included in the results of operations for a full year in 2010 compared to two months in 2009 as the Erye Merger closed on October 30, 2009. Included in this increase is a charge for the disposal of assets of $1,350,100 as a result of Erye’s move to a new manufacturing facility.

Gross Margin

For the year ended December 31, 2010, gross margin was $20,153,000 compared to $1,859,100 for the year ended December 31, 2009. The sale of pharmaceutical products accounted for 99% of our gross margin in both 2010 and 2009.

Operating Expenses

For the year ended December 31, 2010 operating expenses totaled $39,031,300 compared to $27,728,000 for the year ended December 31, 2009, representing an increase of $11,303,300 or 41%.

Historically, to minimize our use of cash, we have used a variety of equity and equity-linked instruments to pay for services and to incentivize employees, consultants and other service providers. The use of these instruments has resulted in significant charges to the results of operations. In general, these equity and equity-linked instruments were used to pay for employee and consultant compensation, director fees, marketing services, investor relations and other activities. For the year ended December 31, 2010 the use of equity and equity-linked instruments to pay for such expenses resulted in charges to selling, general, and administrative, and research and development expenses totaling $7,376,500 representing a decrease of $4,882,400 from the year ended December 31, 2009, primarily due to non-recurring expenses, in 2009, associated with the vesting of stock options, an issuance of stock options and issuance of common and restricted stock to employees, directors and consultants which were tied to the completion of the Erye Merger and related events.

The composition of our share-based compensation charges were as follows:

•	$4,718,800 related to recurring expenses associated with options issued to employees and consultants that vest over time;
•	$1,605,800 related to expenses associated with options issued to employees and consultants that vested upon achievement of certain business milestones;
•	$577,100 related to expenses associated with the issuance of common stock and the vesting of restricted stock to consultants for providing services;
•	$474,800 related to expenses associated with warrants issued to consultants for the payment of business services.

For the year ended December 31, 2010, our selling, general, and administrative expenses were $31,346,800 compared to $23,400,400 for the year ended December 31, 2009, representing an increase of $7,946,800, which was the result of:

•	An increase in expenses of $7,210,300 at Erye due to Erye being included in the results of operations for a full year in 2010 compared to two months in 2009 as the Erye Merger closed on October 30, 2009. Included in this increase was a charge related to patent infringement costs totaling $734,600. In addition, the 2010 costs also included the impact of operating out of two facilities during 2010 as the new production facility was not fully operational as of December 31, 2010.
•	An increase in the amortization of intangible assets of $1,521,400 related to the intangible assets that were established as part of the Erye Merger.
•	An increase in legal and accounting fees of $1,159,800 due to the Erye Merger and the number of financing transactions during 2010.
•	An increase in marketing related costs of $989,600 related to the Company’s Cell Therapy — United States Segment, related to efforts to increase the size of the medical network supporting our collection of adult stem cells and efforts to make individuals aware of the value of banking their stem cells before they are needed medically.
•	An increase in costs of $796,500 related to our efforts to establish a stem cell operation in China to provide advanced therapies, related processing and storage, as well as research and development capabilities.
•	A goodwill impairment charge of $558,200 related to our Cell Therapy — United States reportable segment.
•	An increase in Board fees paid in cash of $312,800 due to the implementation of the 2009 Directors Compensation Plan.
•	A decrease in share-based compensation discussed above of $4,431,600.

For the year ended December 31, 2010, our research and development expenses were $7,684,500 compared to $4,327,600 for the year ended December 31, 2009, representing an increase of $3,356,900, which was the result of:

•	An increase in expenses of $1,430,900 at Erye due to Erye being included in the results of operations for a full year in 2010 compared to two months in 2009 as the Erye Merger closed on October 30, 2009.
•	An increase in staffing costs of $921,500, facility expenses of $374,900, lab operating expenses of $621,800, and $186,400 of sponsored research at our Cambridge research laboratory related to the development of VSELTM technology.
•	An increase in consulting fees of $392,400 related to the Company’s VSELTM technology and wound healing initiatives. This increase is related to increased efforts to secure research grants hiring consultants to help in the identification of appropriate grants and agencies and writing grants.
•	An increase in patent costs of $339,200, related to the retention of new patent counsel resulting in significant review of our patent portfolio and patent strategy, an increase in activity, both foreign and domestic, related to a number of patents filed related to VSEL and other cell therapies.
•	An increase in facility costs of $297,400 related to our Beijing research facility which was operational as of December 31, 2010.
•	A decrease in expenses of $918,100 related to the recovery of costs incurred in 2009 for the development of a platform research organization in China.
•	A decrease in share-based compensation discussed above of $450,800.

Other Income and Expense

Included in other income and expense in 2010 was other income of $656,300 due to a settlement agreement reached with a business partner involved in the development of the platform research organization in China, whereby the business partner relinquished rights to certain shares of our common stock. The Company valued the shares at their fair market value on the day the shares were relinquished. Also included in other income and expense in 2010 was $138,300 in expense for fair value adjustments on derivative liabilities related to the Company’s Series E Preferred Stock issuance in November 2010 and other outstanding warrants. Included in interest expense in 2010 was $281,200 in amortization of preferred stock discount and issuance costs related to the Company’s Series E Preferred Stock.

Provision for Taxes

The provision for taxes of $550,900 represents income taxes due on income of Erye for the year ended December 31, 2010. At December 31, 2009, the Company had a reserve for income taxes of $1,099,000 related to uncertain tax positions at Erye. An audit of Erye’s tax returns was finalized for the years ending December 31, 2000 through 2008 in September 2010. This audit resulted in a payment of approximately $663,800 in income taxes and penalties and the remaining reserve was credited to income taxes.

In 2010, Erye’s statutory tax rate was 12.5%. In 2011, this rate will increase to 25% due to the expiration of certain high technology tax credits. The overall effective rate is impacted by the recording of additional valuation allowance as it is not more likely than not that the Company’s net deferred tax assets will be realized.

Non-Controlling Interests

The Company owns a 51% interest in Suzhou Erye Pharmaceutical Company Ltd. (“Erye”). We account for the 49% minority shareholders’ share of Erye’s net income with a charge to net income attributable to noncontrolling interests. For the year ended December 31, 2010, Erye’s minority shareholders’ share of net income totaled $3,908,700 compared to $220,900 for the year ended December 31, 2009.

Preferred Dividends

Included in preferred dividends for 2010 was $153,500 related to the Company’s Series C Preferred Stock which was converted to common stock in May 2010 and $84,500 related to the Company’s Series E Preferred Stock issued in November 2010. Included in preferred dividends in 2009 was $5,542,500 which was recognized in 2009 as the value of the beneficial conversion feature of the Series C Preferred Stock. The conversion feature did not require any minimum holding period or vesting before the preferred stock was able to be converted. Because the preferred shareholder was not required to hold the preferred stock for any length of time before conversion we accreted the value of the beneficial conversion feature as a dividend of $5,542,500.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

For the year ended December 31, 2009, total revenues were $11,565,100 compared to $83,500 for the year ended December 31, 2008. Revenues for 2009 were comprised of $11,386,700 of pharmaceutical product sales and $178,400 related to stem cell collections, license fees and royalties. The pharmaceutical product sales of $11,386,700 represented two months’ sales generated by Erye given the Erye Merger closed on October 30, 2009. The stem cell revenues generated in the years ended December 31, 2009 and 2008 were derived from a combination of revenues from the collection of autologous adult stem cells and license fees collected from collection centers in our collection center network. For the year ended December 31, 2009, we earned $143,700 from the collection and storage of autologous adult stem cells and $34,700 of license fees. For the year ended December 31, 2008, we earned $51,900 from the collection and storage of autologous adult stem cells and $31,000 from license fees. The increase in stem cell collection and storage revenue in 2009 compared to 2008 was due primarily to our efforts on recruiting clients into the existing network in the Northeast and Southern California.

Cost of Revenues

For the year ended December 31, 2009, cost of revenues was $9,706,000 compared to $32,000 for the year ended December 31, 2008. Cost of revenues was comprised of cost of goods sold of $9,593,100 related to pharmaceutical product sales, and $112,900 of direct costs related to collecting autologous stem cells from clients. The cost of goods sold for 2009 included $1,957,600 related to the step up in basis of inventory that was recorded as part of the Erye Merger and sold through as of December 31, 2009.

Gross Margin

For the year ended December 31, 2009, gross margin was $1,859,100 compared to $51,600 for the year ended December 31, 2008. The sale of pharmaceutical products accounted for 96% of our gross margin.

Operating Expenses

For the year ended December 31, 2009 operating expenses totaled $27,728,000 compared to $9,285,000 for the year ended December 31, 2008, representing an increase of $18,443,000 or 199%.

Historically, to minimize our use of cash, we have used a variety of equity and equity-linked instruments to pay for services and to incentivize employees, consultants and other service providers. The use of these instruments has resulted in significant charges to the results of operations. In general, these equity and equity-linked instruments were used to pay for employee and consultant compensation, director fees, marketing services, investor relations and other activities. For the year ended December 31, 2009 the use of equity and equity-linked instruments to pay for such expenses resulted in charges to selling, general, and administrative, and research and development expenses of $12,258,900 representing an increase of $8,368,500 over the year ended December 31, 2008, primarily due to non-recurring expenses associated with the vesting of stock options an issuance of stock options and issuance of common and restricted stock to employees, directors and consultants which were tied to the completion of the Erye Merger and related events; in addition the Company’s activity related to the granting of stock options increased in 2009 over 2008 due to the approval of the 2009 Equity Plan since the number of shares available to be issued from the 2003 Equity Participation Plan was limited.

The composition of our share-based compensation charges were as follows:

•	$6,198,500 related to nonrecurring expenses associated with the vesting of stock options and issuance of common and restricted stock to employees, directors and consultants which were tied to the completion of the Erye Merger and related events;
•	$4,230,400 related to recurring expenses associated with options issued to employees and consultants that vest over time;
•	$102,800 related to expenses associated with options issued to employees and consultants that vested upon achievement of certain business milestones;
•	$1,458,100 related to expenses associated with the issuance of common stock and the vesting of restricted stock to consultants for providing services; and
•	$269,100 related to expenses associated with warrants issued to consultants for the payment of business services.

For the year ended December 31, 2009, our selling, general, and administrative expenses were $23,400,400 compared to $8,492,800 for the year ended December 31, 2008, representing an increase of $14,907,600, which was the result of:

•	The activities related to our Erye Merger which totaled $1,578,000 and increased our expenses by $771,900 primarily from the legal and professional services utilized to prepare for public filings and shareholder approval of the Erye Merger and related matters.
•	Our efforts to establish a stem cell operation in China to provide advanced therapies, related processing and storage, as well as research and development capabilities which totaled $5,209,500. Such expenses included expenditures for the rental of laboratory space, legal expenses associated with establishing our subsidiary company and related operations in China, consultants retained to support our implementation and introduction of advanced therapies in China, recruiting fees for identifying senior managers for our operation in China and travel. In addition these operating expenses reflect charges resulting from issuing various equity instruments to incentivize staff members and consultants totaling $2,163,900.
•	Administrative expenses increased by approximately $8,154,200. Approximately $799,600 of this increased operating expense was the result of the Erye Merger and the attendant operating expenses of this operation and amortization costs associated with amortizing intangible assets that were capitalized as part of accounting for the Erye Merger. The Company’s US administrative operating expenses increased by $7,354,600. The use of equity instruments to incentivize staff, compensate directors and pay for services totaled $7,521,700, an increase of $4,404,200 over 2008. Salaries and wages increased by $1,586,900 as the result of increased staffing levels required to absorb the acquisition of Erye, contractual salary increases and tax payments and tax withholdings we paid on behalf of certain executives and other staff members in connection with common stock grants made during year. Professional fees, including legal and accounting fees, increased by $603,500 as the result of our expanded operations in China and related professional services required to evaluate the Company’s internal controls and preparation work for the common stock offering that closed in February 2010. Investor relations services increased by $165,300, and fees for preparing documents for various SEC filings and production of reports and materials needed for shareholder meetings in connection with the Erye Merger together increased operating expenses by $212,900. Additionally, travel and entertainment increased by $121,900 primarily as a result of the Company’s expanded operations in China, rent increased by $22,700 as a result of the leasing of office space in New York, franchise taxes increased $155,000 and the majority of the balance of the increase in administrative expense resulted from increases and decreases in office expenses, insurance and other expenses.
•	Sales and marketing expenses increased by $772,000 over 2008. Approximately $373,300 of this increased operating expense was the result of the Erye Merger and the attendant sales and marketing expenses of the Erye operation. The use of equity instruments to incentivize staff, and pay for services totaled $897,700, an increase of $360,900 over 2008 and other US sales and marketing costs increased by approximately $37,800.

For the year ended December 31, 2009, our research and development expenses totaled $4,327,600 compared to $792,200 for the year ended December 31, 2008, representing an increase of $3,535,400, which was the result of:

•	The use of equity instruments to incentivize staff totaled $1,374,300, an increase of $1,138,000 over 2008. Research related to our VSELTM technology increased operating expenses by $1,385,300. In particular, the operation of our Cambridge research laboratory and related staff increased operating expenses by $859,300, fees paid to consultants to support our research efforts increased VSELTM technology research expense by $168,000, clinical studies initiated during the period increased our operating expenses by $162,000, patents and other legal expenses increased our research expense by $159,000, and increases in a variety of other areas increased our research expenses by $37,000. During 2009 we initiated efforts to create a research facility in China and incurred fees and expenses totaling $773,000 related to this effort. Our acquisition of Erye added $132,000 of research and development expense to our operating expenses. The balance of the increase in research and development expense is related to costs associated with our wound healing research.

Other Income and Expense

Interest expense increased $79,600 primarily due to accrued interest on dividends paid to Erye’s minority shareholder in 2009 which were loaned back to Erye to provide funds to continue the construction of Erye’s new production facility. The loan calls for interest to accrue at rate of 5% annually and at December 31, 2009 this loan totaled approximately $7,954,400, including accrued interest. Interest accrued on this loan was capitalized as part of construction in progress and totalled approximately $61,000

Provision for taxes

The provision for taxes of $41,700 represents income taxes due on income of Erye for the two months ended December 31, 2009.

Non-Controlling Interests

When the Company acquired China Biopharmaceutical Holdings, Inc. it acquired a 51% interest in Suzhou Erye Pharmaceutical Company Ltd. (“Erye”). The full operations of Erye are reflected in our results of operations beginning on October 30, 2009. We account for the 49% minority shareholders’ share of Erye’s net income with a charge to net income attributable to noncontrolling interests. For the year ended December 31, 2009, Erye’s minority shareholders’ share of net income (for the two months ended December 31, 2009) totaled $220,900.

Preferred Dividends

In connection with the Erye Merger, the Company issued 8,177,512 shares of Convertible Redeemable Series C Preferred Stock (“Series C Preferred Stock”) which called for annual dividends of 5% based on the stated value of the preferred stock. For 2009 we recorded a dividend of $69,500 as the prorated dividend due at December 31, 2009. In addition in connection with the issuance of the Series C Preferred Stock a dividend of $5,542,500 was recognized in 2009 as the value of the beneficial conversion feature of the Series C Preferred Stock. The conversion feature did not require any minimum holding period or vesting before the preferred stock was able to be converted. Because the preferred shareholder was not required to hold the preferred stock for any length of time before conversion we accreted the value of the beneficial conversion feature as a dividend of $5,542,500.

Analysis of Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through preferred and common stock offerings. At December 31, 2010, we had $15,612,400 in cash and cash equivalents, with an additional $5,881,400 in restricted cash (in current and non-current assets). Working capital increased to $14,038,200 at December 31, 2010 from $6,575,000 at December 31, 2009.

The following table represents the net cash used in operating activities, net cash used in investing activities and net cash provided by financing activities for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2010	2009	2008
Net cash used in operating activities	$(8,476.7)	$(8,371.9)	$(4,732.2)
Net cash used in investing activities	$(17,105.8)	$(2,651.0)	$(9.8)
Net cash provided by financing activities	$33,855.5	$17,783.8	$2,868.5

Operating Activities

Net cash used in operating activities for the year ended December 31, 2010 primarily resulted from our net loss of $19,397,000 which included non-cash items of $13,916,200 primarily related to share-based compensation and depreciation and amortization, and an increase in inventory of $7,469,100 due to increased production levels at Erye, both of which were partially offset by an increase in accounts payable and accrued expenses as a result of the increase in inventory and construction in progress related to Erye. Net cash used in operating activities for the year ended December 31, 2009 primarily resulted from our net loss of $25,949,800 which included non-cash items of expenses of $14,609,200 primarily related to share based compensation and depreciation and amortization, partially offset by a decrease in prepaid expenses, other current assets and accounts receivable, and an increase in unearned revenues at Erye, and an increase in accounts payable and accrued expenses in the US as a result of professional fees associated with the Erye Merger. Net cash used in operating activities for the year ended December 31, 2008 primarily resulted from our net loss of $9,242,100 which included non-cash expense of $4,027,900 primarily related to share-based compensation and depreciation and amortization.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2010 was primarily due to the construction of a new production facility at Erye. Erye spent a total of $14,038,700 on the new production facility during 2010. The Company expects that the construction will be completed in 2011 and the estimated cost to complete the construction will be approximately $4 million. In addition, as part of the Series E Preferred Stock Offering in November 2010, the Company was required to place $2,500,000 in escrow for a maximum of 2.5 years as security for the Company’s obligations relative to the Preferred Shares. Net cash used in investing activities for the year ended December 31, 2009 was primarily due to the construction of the new production facility at Erye which totaled $1,057,100 and the build out of a new research laboratory in Cambridge, MA to support the research and development requirements of our VSELTM technology as well as our other research efforts regarding adult stem cells which totaled $592,700.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2010 was primarily due to the following:

•	On February 18, 2010, the Company completed a public offering of its common stock, selling 5,750,000 shares priced at $1.35 per share. The Company received approximately $6,821,600 in net proceeds from the offering, after underwriting discounts, commissions and expenses, of approximately $940,900.
•	Effective March 15, 2010, RimAsia exercised a warrant to purchase 1,000,000 shares of restricted Common Stock. This warrant was issued to RimAsia in a private placement completed by the Company in September 2008. The exercise price was $1.75 per share, resulting in proceeds to the Company of $1,750,000.
•	On May 19, 2010, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Commerce Court Small Cap Value Fund, Ltd. (“Commerce Court”), which provides that, subject to certain terms and conditions, Commerce Court is committed to purchase up to $20,000,000 worth of shares of the Company’s common stock over a term of approximately 24 months. The Purchase Agreement provides that at the Company’s discretion, it may present Commerce Court with draw down notices under this $20 million equity line of credit arrangement from time to time, to purchase the Company’s Common Stock, provided certain price requirements are met and limited to 2.5% of the Company’s market capitalization at the time of such draw down, which may be waived or modified. The per share purchase price for these shares will equal the daily volume weighted average price of the Company’s common stock on each date during the draw down period on which shares are purchased, less a discount of 5.0%. The Purchase Agreement also provides that the Company in its sole discretion may grant Commerce Court the right to exercise one or more options to purchase additional shares of Common Stock during each draw down period at a price which would be based on a discount calculated in the same manner as it is calculated in the draw down notice. The issuance of shares of common stock to Commerce Court pursuant to the Purchase Agreement, and the sale of those shares from time to time by Commerce Court to the public, are covered by an effective registration statement on Form S-3 filed with the SEC. On May 27, 2010, the Company presented Commerce Court with a Draw Down Notice. Pursuant to the Purchase Agreement, the shares were offered at a discount price to Commerce Court mutually agreed upon by the parties under the Purchase Agreement equal to 95.0% of the daily volume weighted average price of the common stock during the Pricing Period or a 5% discount. Pursuant to the Draw Down Notice, the Company also granted Commerce Court the right to exercise one or more options to purchase additional shares of common stock during the Pricing Period, based on the trading price of the common stock. The Company settled with Commerce Court on the purchase of 685,226 shares of common stock under the terms of the Draw Down Notice and the Purchase Agreement at an aggregate purchase price of $1,800,000, or approximately $2.63 per share, on June 7, 2010. The Company and Commerce Court agreed to waive the minimum threshold price of $3.00 per share set forth in the Purchase Agreement. The Company received net proceeds from the sale of these shares of approximately $1,744,000 after deducting its offering expenses.

•	On June 1, 2010, Fullbright Finance Limited exercised a warrant to purchase 400,000 shares of restricted Common Stock. This warrant was issued to Fullbright in a private placement of securities by the Company in November 2008. The exercise price was $1.75 per share, resulting in proceeds to the Company of $700,000.
•	On June 25, 2010, the Company entered into definitive securities purchase agreements with investors in a registered direct public offering, pursuant to which such investors agreed to purchase, and the Company agreed to sell, an aggregate of 2,325,582 Units, consisting of an aggregate of 2,325,582 shares of common stock and warrants to purchase an aggregate of 581,394 shares of common stock. The offering closed on June 30, 2010 with gross proceeds of $5,000,000. Each Unit was priced at $2.15 and consisted of one share of common stock and a warrant which will allow the investor to purchase 0.25 shares of common stock at a per share price of $2.75. The warrants may be called by the Company in the event that the common stock trades over $4.50 per share for 10 consecutive trading days. Subject to certain ownership limitations, the warrants were exercisable on the date of the closing and will expire 2 years thereafter. The number of shares of common stock issuable upon exercise of the warrants and the exercise price of the warrants are adjustable in the event of stock dividends, splits, recapitalizations, reclassifications, combinations or exchanges of shares, reorganizations, liquidations, consolidation, acquisition of the Company (whether through merger or acquisition of substantially all the assets or stock of the Company) or similar events. The issuance of the securities in this offering was registered on a registration statement on Form S-3 filed with the SEC. Rodman & Renshaw LLC acted as the Company’s placement agent in this offering and received a total payment of $340,000 in fees and expenses and Placement Agent Warrants to purchase up to 93,023 shares of our Common Stock at an exercise price of $2.6875 per share expiring May 10, 2015. The Placement Agent Warrants are not covered by the Form S-3. The net proceeds to the Company from such offering, after deducting the Placement Agent’s fees and expenses, the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering were approximately $4,497,900.
•	On September 30, 2010 a warrant holder exercised a warrant to purchase 600,000 shares of Common Stock. The exercise price was $.78 per share, resulting in proceeds to the Company of $468,000.
•	On November 16, 2010, the Company entered into an Underwriting Agreement with Cowen and Company, LLC, relating to a public offering by the Company of 6,337,980 units, consisting of one share of the Company’s common stock, and a warrant to purchase 0.50 of a share of Common Stock. The public offering price for each Underwritten Unit was $1.45 and the net proceeds were $8,138,500. Each Underwritten Warrant will have an exercise price of $1.85 per share, will be exercisable six months after issuance and will expire five years from the date of issuance.
•	On November 19, 2010, the Company sold 10,582,011 Preferred Offering Units consisting of (i) one share (“Preferred Share”) of Series E 7% Senior Convertible Preferred Stock, par value $0.01 per share, of the Company, (ii) a warrant to purchase 0.25 of a share of Common Stock (an aggregate of 1,322,486 warrants) and (iii) 0.0155 of a share of Common Stock (an aggregate of 164,418 shares). Each Preferred Offering Unit was priced at $0.945 and total gross and net proceeds received by the Company were $10,000,000 and $8,876,700, respectively. Upon issuance, each warrant had an initial exercise price of $2.0874, will be exercisable six months after issuance and will expire three years after the initial exercise date.

Net cash provided by financing activities for the year ended December 31, 2009 was primarily due to the following:

•	In April 2009, we completed a private placement financing totaling $11,000,000, or the April 2009 Private Placement. The April 2009 Private Placement consisted of the issuance of 880,000 units priced at $12.50 per unit, with each unit consisting of one share of our Series D Convertible Redeemable Preferred Stock, or Series D Stock (convertible into 10 shares of our common stock) and ten warrants, or the Series D Warrants, with each Series D Warrant to purchase one share of our common stock. In June 2009, and with a final closing on July 6, 2009, we completed an additional private placement financing with net proceeds of $4,679,220, or the June 2009 Private Placement. The June 2009 Private Placement consisted of the issuance of 400,280 Series D Units priced at $12.50 per unit. A total of 400,280 Series D Preferred Stock and 4,002,800 Series D Warrants were issued. We paid $324,280 in fees and issued 12,971 Series D Units to agents that facilitated the June 2009 Private Placement. The Series D Units issued to the selling agents were comprised of 12,971 shares of Series D Stock and 129,712 Series D Warrants. In total, in the April 2009 and June 2009 Private Placements, the number of shares of Series D Stock issued was 1,293,251 and the number of Series D Warrants issued was 12,932,512. Upon the affirmative vote of holders of a majority of the voting power of our common stock received in October 2009, the Series D Stock was automatically converted into 12,932,510 shares of our common stock at a conversion price of $1.25 per share. The Series D Warrants have a per share exercise price equal to $2.50 and are callable by us if our common stock trades at a price greater than or equal to $3.50 for a specified period of time. The Series D Warrants are exercisable for five years.
•	In July of 2009, in order to facilitate working capital requirements in China, NeoStem (China) issued a promissory note to China Xingye Bank in the amount of $146,700. The note was due on January 1, 2010 and carried an interest rate of 4.86%. The note was paid off in December 2009 and replaced with a promissory note to the Bank of Rizhao Qingdao Branch in the amount of $643,700.
•	In December 2009, Erye obtained a loan of approximately $2,200,500 from the Industrial and Commercial Bank with an interest rate of 4.86% that was due in June 2010. In April 2010 this loan was paid in full.

Net cash provided by financing activities for the year ended December 31, 2008 was primarily due to the following:

•	In May 2008, the Company completed a private placement of securities pursuant to which $900,000 in gross proceeds was received. The private placement consisted of the issuance of an aggregate of 750,006 units at per-unit price of $1.20, each unit comprised of one share of our common stock and one redeemable five year warrant to purchase one share of common stock at a purchase price of $1.75 per share.
•	In September 2008, the Company completed a private placement of securities pursuant to which $1,250,000 in gross proceeds was received. The private placement consisted of the issuance of 1,000,000 units at a per-unit price of $1.25, each unit comprised of one share of our common stock and one redeemable five-year warrant to purchase one share of common stock at a purchase price of $1.75 per share.
•	In October 2008, the Company completed a private placement of securities pursuant to which $250,000 in gross proceeds was received. The private placement consisted of the issuance of 200,000 units at a per-unit price of $1.25, each unit comprised of one share of our common stock and one redeemable five-year warrant to purchase one share of common stock at a purchase price of $1.75 per share.
•	In November 2008, the Company completed a private placement of securities pursuant to which $500,000 in gross proceeds was received. The private placement consisted of the issuance of 400,000 units at a per-unit price of $1.25, each unit comprised of one share of our common stock and one redeemable five-year warrant to purchase one share of common stock at a purchase price of $1.75 per share.

Liquidity and Capital Requirements Outlook

With our acquisition of a controlling interest in Erye and expansion into China, we have transitioned from being a one-dimensional U.S. service provider with nominal revenues to being a multi-dimensional international biopharmaceutical company with current revenues and operations in three distinct segments: (i) Cell Therapy — United States; (ii) Regenerative Medicine — China; and (iii) Pharmaceutical Manufacturing — China. The following is an overview of our collective liquidity and capital requirements.

Erye is constructing a new pharmaceutical manufacturing facility and began transferring its operations in January 2010. The relocation is continuing as the new production lines are completed and receive cGMP certification through 2011. In January 2010, Eyre received notification that the SFDA approved Erye’s application for cGMP certification to manufacture solvent crystallization sterile penicillin and freeze dried raw sterile penicillin at the new facility, which provides for 50% to 100% greater manufacturing capacity, than its existing facility. Historically these lines accounted for 20% of Erye’s sales. In June 2010, Erye passed the government inspection by the SFDA to manufacture penicillin and cephalosporin powder at the new facility. The facility is fully operational with respect to these lines. Erye has now relocated 90% of its 2010 sales capacity to the new facility. The new facility is estimated to cost approximately $38 million, of which approximately $34 million has been incurred through December 31, 2010. Construction has been and will continue to be self-funded by Erye and EET, the holder of the minority joint venture interest in Erye. We have agreed for a period of another two years to reinvest in Erye approximately 90% of the net earnings we would be entitled to receive under the Joint Venture Agreement by reason of our 51% interest in Erye.

We are also engaged in other initiatives to expand our operations into China including with respect to technology licensing, establishment of stem cell processing and storage capabilities and research and clinical development. In June 2009 we established NeoStem (China) as our wholly foreign-owned subsidiary or WFOE. To comply with PRC’s foreign investment regulations regarding stem cell research and development, clinical trials and related activities, we conduct our current stem cell business in the PRC through two domestic variable interest entities (“VIEs”). We have incurred and expect to continue to incur substantial expenses in connection with our China activities.

We expect to rely partly on dividends paid to us by the WFOE under the contracts with the VIEs, and under the Joint Venture Agreement attributable to our 51% ownership interest in Erye, to meet some of our future cash needs. However, there can be no assurance that the WFOE in China will receive payments uninterrupted or at all as arranged under the contracts with the VIEs. In addition, pursuant to the Joint Venture Agreement that governs the ownership and management of Erye, for 2010 and approximately the next two years: (i) 49% of undistributed profits (after tax) will be distributed to EET and loaned back to Erye for use in connection with its construction of the new Erye facility; (ii) 45% of the net profit after tax due to the Company will be provided to Erye as part of the new facility construction fund, which will be characterized as paid-in capital for our 51% interest in Erye; and (iii) only 6% of the net profit will be distributed to us directly for our operating expenses. The net assets of Erye at December 31, 2010 were $79,908,500.

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

NeoStem, Inc. acquired Progenitor Cell Therapy, LLC (“PCT”), by means of a merger (the “PCT Merger”) of a newly formed wholly-owned subsidiary of NeoStem (“Subco”), with and into PCT pursuant to an Agreement and Plan of Merger, dated September 23, 2010 (the “PCT Agreement and Plan of Merger”).

Pursuant to the terms of the PCT Agreement and Plan of Merger, all of the membership interests of PCT outstanding immediately prior to the effective time of the PCT Merger (the “Effective Time”) were converted into the right to receive, in the aggregate, 10,600,000 shares of the common stock of NeoStem and, subject to the satisfaction of certain conditions as to 1,000,000 shares, warrants to purchase 3,000,000 shares of NeoStem Common Stock. Immediately after the PCT Merger closed, the Company made a payment of $3,000,000 to repay certain indebtedness owed by PCT.

In order to fund the development of advanced cell therapies in the U.S. and China, management believes that we will need to raise additional capital. We will also require additional cash in connection with the expansion of the PCT business. We currently expect to fund our operating activities through the use of existing cash balances, the use of our current or other equity lines or through capital raising transactions, potential additional warrant and option exercises, the 6% of net profits to which we are entitled from Erye, and, ultimately, the growth of our revenue generating activities. In addition, we will continue to seek grants for scientific and clinical studies from the National Institutes of Health, Department of Defense, and other governmental agencies and foundations, but there can be no assurance that we will be successful in obtaining such grants. We also review acquisition opportunities for revenue generating businesses around which we could consider raising capital and consider from time to time other restructuring activities, including with respect to the potential divestiture of assets.

At December 31, 2010, we had cash and cash equivalents of $15,612,400 and restricted cash totaling $5,881,400 (in current and non-current assets). The trading volume of our common stock, coupled with our history of operating losses and liquidity problems, may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of small cap biopharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital on acceptable terms could materially and adversely affect our business operations and ability to continue as a going concern.

The following table reflects a summary of NeoStem’s contractual cash obligations and commitments as of December 31, 2010 (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Employment Agreements	$3,499.9	$2,226.1	$1,273.2	$0.6	$—
Facility Leases	1,849.3	1,004.3	812.0	33.0	—
Equipment Leases	868.8	281.7	457.3	57.7	72.0
License Fees	180.0	30.0	60.0	60.0	30.0
Sponsored Research Agreements	350.3	350.3	—	—	—
Consulting Agreements	1,243.9	1,096.9	147.0	—	—
Design & Construction of Laboratory	80.5	80.5	—	—	—
Series E Preferred Stock(1)	11,633.8	4,621.3	7,012.5	—	—
	$19,706.5	$9,691.1	$9,762.0	$151.3	$102.0

(1)	Amounts include dividends.

SEASONALITY

NeoStem does not believe that its operations are seasonal in nature.

OFF-BALANCE SHEET ARRANGEMENTS

NeoStem does not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements. On an ongoing basis, the Company evaluates its estimates and assumptions. The Company bases its estimates on historical experience and other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

An accounting policy is considered to be critical if it is important to the Company’s financial condition and results of operations and if it requires management’s most difficult, subjective and complex judgments in its application. For a summary of all of the Company’s significant accounting policies, see Note 2 to the Company’s Consolidated Financial Statements.

Share-Based Compensation

The Company expenses all share-based payment awards to employees and consultants, including grants of stock options, warrants, and restricted stock, over the requisite service period based on the grant date fair value of the awards. For awards with performance-based vesting criteria, we estimate the probability of achievement of the performance criteria and recognize compensation expense related to those awards expected to vest. The Company determines the fair value of certain share based awards using the Black-Scholes option-pricing model which uses both historical and current market data to estimate the fair value. This method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the options or warrants. The fair value of our restricted stock and restricted stock units is based on the closing market price of our common stock on the date of grant.

The Company estimates an expected dividend yield of zero because the Company has never paid cash dividends on its common stock and has no present intention to pay cash dividends. Expected volatility is based on the Company’s historical stock prices using a mathematical formula to measure the standard deviation of the change in the natural logarithm of the Company’s underlying stock price that is expected over a period of time commensurate with the expected life of the share-based award. The risk-free interest rate is derived from the zero coupon rate on U.S. Treasury instruments for the expected life of the share-based award. The expected life calculation is based on the actual life of historical share-based awards.

Share-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest. The guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates with a cumulative catch up adjustment.

The Company evaluates the assumptions used to value share-based awards on a regular basis. If factors change and the Company employs different assumptions, share-based compensation expense may differ significantly from what the Company has recorded in the past. If there are any modifications or cancellations of share-based awards, the Company may be required to accelerate, increase or cancel any remaining, unrecognized share-based compensation expense. To the extent that the Company grants any additional equity securities, its share-based compensation expense will increase by the fair value of the additional grants. Compensation expense is only recognized for those awards that are expected to vest and therefore the Company estimates a forfeiture rate and revises those estimates in subsequent periods if the actual forfeitures differs from the prior estimates. In addition, for awards with performance-based vesting criteria, the Company estimates the probability of achievement of the performance criteria and recognizes compensation expense related to those awards expected to vest. Compensation expense may be significantly impacted in the future to the extent the Company’s estimates differ from actual results.

Impairments of Long-Lived Assets

The Company assesses changes in economic, regulatory and legal conditions and makes assumptions regarding estimated future cash flows in evaluating the value of the Company’s property, plant and equipment, goodwill and other intangible assets.

The Company periodically evaluates whether current facts or circumstances indicate that the carrying values of its long-lived assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of the undiscounted future cash flows of these assets, or appropriate asset groupings, is compared to the carrying value to determine whether an impairment exists. If the asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. If quoted market prices are not available, the Company will estimate fair value using a discounted value of estimated future cash flows approach.

The Company tests its goodwill for impairment at least annually, or more frequently if impairment indicators exist, using a fair value based test. Goodwill represents the excess of the consideration transferred over the fair value of net assets of businesses purchased and is assigned to reporting units. Other acquired intangibles (excluding In process R&D) are recorded at fair value and amortized on a straight-line basis over their estimated useful lives. When events or circumstances warrant a review, the Company will assess recoverability from future operations using pretax undiscounted cash flows derived from the lowest appropriate asset groupings. Impairments are recognized in operating results to the extent that the carrying value of the intangible asset exceeds its fair value, which is determined based on the net present value of estimated cash flows.

As part of the Company’s 2010 annual goodwill impairment review on its Pharmaceutical Manufacturing — China reporting unit, the Company used a discounted cash flow model, to determine the estimated fair value of its reporting unit and where appropriate, a market value approach was also utilized to corroborate the discounted cash flow model. The Company made estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and market values to determine the reporting unit’s estimated fair value. The methodology used to estimate the fair value of the Company’s reporting unit on October 31, 2010, was consistent with the one used in 2009 to determine the fair value of certain intangible assets that were acquired in the Erye Merger. The Company made changes to certain assumptions utilized in the discounted cash flow model in 2010 compared with the prior year due largely to the growth expected in the pharmaceutical market in China. The key assumptions used by the Company were as follows:

•	Expected cash flows underlying the Company’s business plans for the periods 2011 through 2015. The expected cash flows took into account historical growth rates and the effect of economic outlook and growth expected in the pharmaceutical market in China.

•	Cash flows beyond 2015 were projected to grow at a long-term growth rate, which the Company estimated at between 8% and 13%.
•	The Company used a discount rate of 19.0% to risk adjust the cash flow projections in determining the estimated fair value.

If the Pharmaceutical Manufacturing – China reporting unit fails to achieve the growth rates assumed by the Company or national healthcare policies in China reduce general pricing on antibiotics or otherwise restrict growth, the carrying value of our goodwill associated with this reporting unit may be impaired.

At December 31, 2010 the Company determined that the Goodwill associated with its Cell Therapy – United States segment was impaired and the entire value, $558,200, was written off. The Company based this decision on several factors: 1) The discounted value of expected future cash flows does not exceed the carrying value of Goodwill; 2) The Company’s patent applications related to the collection and banking of adult stem cells have been rejected by the US Patent and Trademark Office and the Company does not intend to pursue alternative strategies to seek approval of these patents; and 3) The Company intends to direct its internal resources toward other commercial activities.

The Company tests its indefinite-lived intangibles, including In process R&D, for impairment at least annually, or more frequently if impairment indicators exist, through a one-step test that compares the fair value of the indefinite lived intangible asset with the asset’s carrying value. For impairment testing purposes, the Company may combine separately recorded indefinite-lived intangible assets into one unit of accounting based on the relevant facts and circumstances. Generally, the Company will combine indefinite-lived intangible assets for testing purposes if they operate as a single asset and are essentially inseparable. If the fair value is less than the carrying amount, an impairment loss is recognized within the Company’s operating results.

Revenue Recognition

The Company recognizes revenue from pharmaceutical and pharmaceutical intermediary products sales when title has passed, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable, and the collection of the related receivable is reasonably assured which is at the time of delivery. The Company regularly assesses its best estimate of the intransit delivery period based upon actual experience of the number of days on average it takes for the Company’s products to reach their final destination. The Company recognizes revenue related to the collection and cryopreservation of autologous adult stem cells when the cryopreservation process is completed which is generally twenty four hours after cells have been collected. Revenue related to advance payments of storage fees is recognized ratably over the period covered by the advanced payments. The Company earns revenue, in the form of license fees, from physicians seeking to establish autologous adult stem cell collection centers. These license fees are typically billed upon signing of the collection center agreement and qualification of the physician by the Company’s credentialing committee and at various times during the term of license agreement based on the terms of the specific agreement. These fees are recognized as revenue ratably over the appropriate period of time to which the revenue element relates. The Company also receives licensing fees from a licensee for use of its technology and knowledge to operate an adult stem cell banking operation in China, which licensing fees are recognized as revenues ratably over the appropriate period of time to which the revenue element relates. In addition, the Company earns royalties for the use of its name and scientific information in connection with its License and Referral Agreement with Ceregenex Corporation, which royalties are recognized as revenue when they are received.

Accounts Receivable

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

Convertible Redeemable Preferred Stock Features

As a result of the November 2010 Series E Preferred Stock Offering, each reporting period we will value the holders’ conversion option, forced redemption option, and warrants as derivative liabilities.

To value the holders’ conversion option and forced redemption option, the Company used a multi-nomial lattice model that values the compound embedded derivatives based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. Based on the embedded derivatives, there are four primary events that can occur; the holder converts the Series E Preferred Stock, the holder redeems the Series E Preferred Stock, the Company redeems the Series E Preferred Stock, or the Company defaults/liquidates. The model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, conversion price, etc.). Projections were then made on these underlying factors which led to a set of potential scenarios. Probabilities were assigned to each of these scenarios based on stock volatility and management projections regarding default and availability of alternative financing. This led to a cash flow projection and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed, and it was compared to the discounted cash flow of a 7% debt instrument without the embedded derivatives, thus determining a value for the compound embedded derivatives.

To value the warrants issued in connection with the Series E Preferred Stock, the Company used a multi-nomial lattice model that values the derivative liability of the warrant based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. Based on the features of the warrants, there are two primary events that can occur; the holder exercises the warrants (for scenarios above exercise prices) or the warrants are held to expiration. The model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, exercise price, volatility, etc.). Projections were then made on these underlying factors which led to a set of potential scenarios. Probabilities were assigned to each of these scenarios based on stock volatility and management assumptions where appropriate. This led to a cash flow projection and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed to determine the value of the warrant derivative liability.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and notes thereto required to be filed under this Item are presented commencing on page 86 of this Annual Report on Form 10-K.

NeoStem, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
NeoStem, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of NeoStem, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity/ (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NeoStem, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, the financial statements for the year ended December 31, 2009 have been retrospectively adjusted for the final allocation of the purchase price associated with the Erye Merger.

/s/ Holtz Rubenstein Reminick LLP

Holtz Rubenstein Reminick LLP

Melville, New York
March 31, 2010 (except with respect to the retrospective adjustment of the financial statements for the year ended December 31, 2009 for the final allocation of the purchase price associated with the Erye acquisition discussed in Note 4, as to which the date is April 5, 2011)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
NeoStem, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of NeoStem, Inc. and subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, equity and cash flows for the year ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NeoStem, Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
April 5, 2011

NEOSTEM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$15,612,391	$7,159,369
Short term investments	512	287,333
Restricted cash	3,381,369	4,714,610
Accounts receivable trade, net of allowance for doubtful accounts of $210,977 and $273,600, respectively	5,871,474	5,725,241
Inventories	21,023,388	12,979,008
Prepaids and other current assets	993,711	933,657
Total current assets	46,882,845	31,799,218
Property, plant and equipment, net	36,998,241	21,275,749
Land use rights, net	4,807,834	4,711,716
Goodwill	27,002,044	26,634,630
Intangible assets, net	24,466,597	26,414,914
Other assets	2,867,188	240,052
	$143,024,749	$111,076,279
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$14,286,929	$8,263,719
Accrued liabilities	2,772,019	1,069,290
Bank loans	3,034,000	2,197,500
Notes payable	9,568,398	9,793,712
Income taxes payable	1,242,911	1,860,269
Deferred income taxes	232,075	—
Unearned revenues	1,708,280	2,039,716
Total current liabilities	32,844,612	25,224,206
Long-term Liabilities
Deferred income taxes	5,959,508	6,796,005
Deferred rent liability	45,489	—
Unearned revenues	282,518	233,386
Derivative liabilities	2,571,367	35,966
Amount due related parties	8,301,361	7,234,291
Total long-term liabilities	17,160,243	14,299,648
Commitments and Contingencies
Redeemable Securities
Convertible Redeemable Series E Preferred Stock; 10,582,011 shares designated, liquidation value $1.00 per share; 10,582,011 shares issued and outstanding at December 31, 2010	6,532,275	—
Convertible Redeemable Series C Preferred Stock; 8,177,512 shares designated, liquidation value $12.50 per share; 8,177,512 shares issued and outstanding at December 31, 2009	—	13,720,048
	6,532,275	13,720,048
EQUITY
Shareholders' Equity
Preferred stock; authorized, 20,000,000 shares Series B convertible redeemable preferred stock liquidation value, 1 share of common stock, $.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at December 31, 2010 and December 31, 2009	100	100
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding, 64,221,130 and 63,813,504 shares, respectively, at Decemeber 31, 2010 and 37,193,491 shares at December 31, 2009	63,813	37,193
Additional paid-in capital	141,137,522	95,709,491
Accumulated deficit	(95,320,620)	(71,776,951)
Accumulated other comprehensive income (loss)	2,779,066	(56,504)
Total NeoStem, Inc. shareholders' equity	48,659,881	23,913,329
Noncontrolling interests	37,827,738	33,919,048
Total equity	86,487,619	57,832,377
	$143,024,749	$111,076,279

The accompanying notes are an integral part of these consolidated financial statements

NEOSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009	2008
Revenues	$69,821,294	$11,565,118	$83,541
Cost of revenues	49,668,262	9,706,005	31,979
Gross profit	20,153,032	1,859,113	51,562
Research and development	7,684,537	4,327,608	792,182
Selling, general, and administrative	31,346,806	23,400,430	8,492,833
Operating loss	(18,878,311)	(25,868,925)	(9,233,453)
Other income (expense):
Other income (expense), net	513,110	(16,053)	3,044
Interest expense	(480,903)	(23,135)	(11,662)
	32,207	(39,188)	(8,618)
Loss from operations before provision for income taxes and noncontrolling interests	(18,846,104)	(25,908,113)	(9,242,071)
Provision for income taxes	550,912	41,675	—
Net loss	(19,397,016)	(25,949,788)	(9,242,071)
Less – net income attributable to noncontrolling interests	3,908,690	220,865	—
Net loss attributable to NeoStem, Inc.	(23,305,706)	(26,170,653)	(9,242,071)
Preferred dividends	237,963	5,611,989	—
Net loss attributable to NeoStem, Inc. common shareholders	$(23,543,669)	$(31,782,642)	$(9,242,071)
Basic and diluted loss per share	$(0.46)	$(2.44)	$(1.53)
Weighted average common shares outstanding	51,632,417	13,019,518	6,056,886

The accompanying notes are an integral part of these consolidated financial statements

NEOSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Non- Controlling Interest in Subsidiary	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	10,000	$100	4,826,055	$4,826	$34,063,506	$—	$(30,752,238)	$—	$3,316,194
Exercise of stock options	—	—	2,500	2	1,873	—	—	—	1,875
Share-based compensation	—	—	523,701	524	3,884,247	—	—	—	3,884,771
Proceeds from issuance of common stock	—	—	2,359,221	2,359	2,894,401	—	—	—	2,896,760
Shares issued to pay debt	—	—	3,529	4	5,643	—	—	—	5,647
Net loss	—	—	—	—	—	—	(9,242,071)	—	(9,242,071)
Balance at December 31, 2008	10,000	100	7,715,006	7,715	40,849,670	—	(39,994,309)	—	863,176
Share-based compensation	—	—	2,795,808	2,795	12,321,202	—	—	—	12,323,997
Warrants issued with Series D Preferred stock	—	—	—	—	7,931,772	—	—	—	7,931,772
Conversions of Series D Preferred	—	—	12,932,510	12,933	7,724,515	—	—	—	7,737,448
Acquisition of CBH non- controlling interest	—	—	—	—	—	—	—	33,698,183	33,698,183
Beneficial conversion feature of Series C Preferred	—	—	—	—	5,542,536	—	(5,542,536)	—	—
Exchange of exisitng CBH Warrants for Series E Warrants	—	—	—	—	590,790	—	—	—	590,790
Issuance of common stock in connection with CBH Merger	—	—	13,750,167	13,750	20,749,006	—	—	—	20,762,756
Dividends on Series C Preferred	—	—	—	—	—	—	(69,453)	—	(69,453)
Foreign currency translation	—	—	—	—	—	(56,504)	—	—	(56,504)
Net income attributable to non- controlling interest	—	—	—	—	—	—	—	220,865	220,865
Net loss attributable to NeoStem, Inc.		—		—	—	—	(26,170,653)	—	(26,170,653)
Balance at December 31, 2009	10,000	100	37,193,491	37,193	95,709,491	(56,504)	(71,776,951)	33,919,048	57,832,377
Exercise of stock options			90,000	90	140,010	—	—	—	140,100
Exercise of warrants	—	—	2,025,000	2,025	2,959,725	—	—	—	2,961,750
Share-based compensation	—	—	349,517	350	7,564,643	—	—	—	7,564,993
Proceeds from issuance of common stock	—	—	15,326,998	15,327	21,410,211	—	—	—	21,425,538
Conversion of Series C preferred	—	—	9,086,124	9,086	13,710,962	—	—	—	13,720,048
Shares issued for charitable contribution	—	—	150,000	150	298,350	—	—	—	298,500
Receipt of treasury shares	—	—	—	(408)	(655,870)	—	—	—	(656,278)
Dividends on Series C preferred stock	—	—	—	—	—	—	(153,469)		(153,469)
Dividends on Series E preferred stock	—	—	—	—	—	—	(84,494)		(84,494)
Foreign currency translation	—	—	—	—	—	2,835,570	—	—	2,835,570
Net income attributable to non- controlling interest	—	—	—	—	—	—	—	3,908,690	3,908,690
Net loss attributable to NeoStem, Inc.	—	—	—	—	—	—	(23,305,706)		(23,305,706)
Balance at December 31, 2010	10,000	$100	64,221,130	$63,813	$141,137,522	$2,779,066	$(95,320,620)	$37,827,738	$86,487,619

The accompanying notes are an integral part of these consolidated financial statements

NEOSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net Loss	$(19,397,016)	$(25,949,788)	$(9,242,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock, stock options and warrants issued as payment for compensation, and services rendered	7,863,492	12,323,997	3,890,419
Depreciation and amortization	5,136,159	720,268	115,961
Amortization of preferred stock discount and issuance costs	281,211	—	—
Changes in fair value adjustment on derivative liabilities	138,325	—	—
Gain on contract termination	(656,278)	—	—
Interest expense	165,567	—	—
Realized gain on short term investments	(24,934)	—	—
Bad debt expense (recovery)	(70,829)	(90,216)	21,500
Goodwill impairment charge	558,168	—	—
Loss on disposal of property and equipment	1,355,971	—	—
Deferred income taxes	(830,681)	(302,525)	—
Realization of stepup in basis of inventory recorded at date of merger	—	1,957,631	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(24,140)	1,796,691	(46,197)
Accounts receivable	98,505	571,689	(4,088)
Inventory	(7,469,128)	(2,427,095)	—
Unearned revenues	(336,704)	1,991,816	6,947
Other assets	(127,113)	(238,941)	—
Income taxes payable	(667,729)	—	—
Accounts payable, accrued expenses and other current liabilities	5,530,454	1,274,621	525,364
Net cash used in operating activities	(8,476,699)	(8,371,852)	(4,732,165)
Cash flows from investing activities:
Purchase of short-term investments	(2,424,132)	—	—
Proceeds from short-term investments	2,742,018	—	—
Increase in restricted cash	(1,045,955)	(959,890)	—
Cash associated with merger	—	696,456	—
Acquisition of property and equipment	(16,377,722)	(2,387,555)	(9,785)
Net cash used in investing activities	(17,105,791)	(2,650,989)	(9,785)
Cash flows from financing activities:
Net proceeds from the exercise of warrants and options	3,101,850	—	—
Net proceeds from issuance of capital stock	21,212,974	—	2,898,635
Net proceeds from issuance of preferred stock	8,894,062	15,669,220	—
Payment of dividends	(222,924)	—	—
Proceeds from (payments to) related parties	566,845	(243,777)	—
Proceeds from bank loan	3,000,000	2,197,500	—
Repayment of bank loan	(2,203,650)	—	—
Proceeds from notes payable	20,506,518	2,918,269	131,617
Repayment of notes payable	(21,000,225)	(2,742,669)	(136,337)
Repayment of capitalized lease obligations	—	(14,726)	(25,406)
Net cash provided by financing activities	33,855,450	17,783,817	2,868,509
Effect of currency exchange rate change	180,062	(32,393)	—
Net increase (decrease) in cash and cash equivalents	8,453,022	6,728,583	(1,873,441)
Cash and cash equivalents at beginning of year	7,159,369	430,786	2,304,227
Cash and cash equivalents at end of year	$15,612,391	$7,159,369	$430,786
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$279,596	$23,137	$11,662
Income taxes	$2,056,250	$—	$—
Supplemental Schedule of non-cash investing activities
Acquisition of property and equipment	$2,443,958	$—	$—
Capitalized interest	$391,466	$—	$—
Issuance of common stock for CBH acquisition	$—	$20,762,753	$—
Issuance of warrants for CBH acquisition	$—	$590,790	$—
Issuance of Series C preferred stock for CBH acquisition	$—	$8,177,512	$—
Supplemental Schedule of non-cash financing activities
Financing costs for capital raises	$33,355	$—	$—
Conversion of Convertible Redeemable Series C Preferred Stock	$13,720,048	$—	$—
Issuance of common stock for the conversion of the Series D preferred stock	$—	$15,669,220	$—
Preferred stock dividend	$—	$5,611,989	$—

The accompanying notes are an integral part of these consolidated financial statements

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 — The Company

NeoStem, Inc. (“NeoStem” or the “Company”) was incorporated under the laws of the State of Delaware in September 1980 under the name Fidelity Medical Services, Inc. The Company’s corporate headquarters are located at 420 Lexington Avenue, Suite 450, New York, NY 10170, the Company’s telephone number is (212) 584-4180 and its website address is www.neostem.com.

NeoStem is an international biopharmaceutical company operating in three reportable segments: (i) Cell Therapy – United States; (ii) Regenerative Medicine – China; and (iii) Pharmaceutical Manufacturing – China.

Through the Cell Therapy – United States segment, NeoStem is focused on the development of proprietary cellular therapies in oncology, immunology and regenerative medicine and becoming a single source for collection, storage, manufacturing, therapeutic development and transportation of cells for cell based medicine and regenerative science globally. Within this segment, the Company is a provider of adult stem cell collection, processing and storage services in the U.S., enabling healthy individuals to donate and store their stem cells for personal therapeutic use. Pre-donating cells at birth or at a younger age helps to ensure a supply of autologous stem cells should they be needed for future medical treatment. During 2010, the Company expanded its network of adult stem cell collection centers to include ten centers throughout the country.

The Company strengthened its expertise in cellular therapies with its January 19, 2011 acquisition of Progenitor Cell Therapy, LLC, a Delaware limited liability company (“PCT”), pursuant to which the Company acquired all of the membership interests of PCT, and PCT is now a wholly-owned subsidiary of NeoStem. PCT is engaged in a wide range of services in the cell therapy market for the treatment of human disease, including, but not limited to contract manufacturing, product and process development, regulatory consulting, product characterization and comparability, and storage, distribution, manufacturing and transportation of cell therapy products. PCT’s legacy business relationships also afford Neostem introductions to innovative therapeutic programs. For example, Amorcyte, now a NeoStem customer, has completed a Phase I clinical trial using stem cells post acute myocardial infarction and is ready to move into Phase II testing. Also, through the PCT acquisition, NeoStem now owns approximately an 80% interest in Athelos, a company developing a T-cell based immunomodulatory therapeutic. Results from ongoing phase 1 trials will determine the next phase of trials under this program. The Company views the PCT acquisition as fundamental to building a foundation in achieving its strategic mission of capturing the paradigm shift to cell therapy.

Through its Regenerative Medicine – China segment, in 2009, the Company began several China-based, Regenerative Medicine initiatives including: (i) creating a separate China-based cell therapy operation, (ii) constructing a stem cell research and development laboratory and processing facility in Beijing, (iii) establishing relationships with hospitals to provide cell-based therapies, and (iv) obtaining product licenses covering several adult stem cell therapeutics focused on regenerative medicine.

The Company acquired its Pharmaceutical Manufacturing – China segment on October 30, 2009, when China Biopharmaceuticals Holdings, Inc. (“CBH”) merged with and into CBH Acquisition LLC (“Merger Sub”), a wholly-owned subsidiary of NeoStem, with Merger Sub as the surviving entity (the “Erye Merger”). As a result of the Erye Merger, NeoStem acquired CBH’s 51% ownership interest in Suzhou Erye Pharmaceutical Company Ltd. (“Erye”), a Sino-foreign joint venture with limited liability organized under the laws of the People’s Republic of China. Erye was founded more than 50 years ago and represents an established, vertically-integrated pharmaceutical business. Historically, Erye has concentrated its efforts on the manufacturing and distribution of generic antibiotic products. In 2010, Erye began transferring its operations to its newly constructed manufacturing facility. The relocation is continuing as the new production lines are completed and receive cGMP certification through 2011. The relocation is significantly increasing Erye’s manufacturing capacity and allowing for growth in line with rising demand as a result of healthcare reform in China today.

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation:  The consolidated financial statements include the accounts of NeoStem, Inc. and its wholly owned and partially owned subsidiaries and affiliates as listed below:

Entity	Percentage of Ownership	Location
NeoStem, Inc.	Parent Company	United States of America
NeoStem Therapies, Inc.	100%	United States of America
Stem Cell Technologies, Inc.	100%	United States of America
NeoStem (China) Inc.	100%	People’s Republic of China
Qingdao Neo Bio-Technology Ltd.*	*	People’s Republic of China
Beijing Ruijiao Bio-Technology Ltd.*	*	People’s Republic of China
China Biopharmaceuticals Holdings, Inc. (CBH)	100%	United States of America
Suzhou Erye Pharmaceuticals Company Ltd.	51% owned by CBH	People’s Republic of China
*	Because certain regulations in the People’s Republic of China (“PRC”) currently restrict or prohibit foreign entities from holding certain licenses and controlling certain businesses in China, the Company created a wholly foreign-owned entity, or WFOE, NeoStem (China), to implement its expansion initiatives in China. To comply with China’s foreign investment regulations with respect to stem cell-related activities, these business initiatives in China are conducted via two Chinese domestic entities, Qingdao Neo Bio-Technology Ltd., or Neo Bio-Technology, and Beijing Ruijieao Bio-Technology Ltd., or Beijing Ruijieao, that are controlled by the WFOE through various contractual arrangements and under the principles of consolidation the Company consolidates 100% of their operations.

We expect to rely partly on dividends paid to us by the WFOE under the contracts with the VIEs, and under the Joint Venture Agreement attributable to our 51% ownership interest in Erye, to meet some of our future cash needs. However, there can be no assurance that the WFOE in China will receive payments uninterrupted or at all as arranged under the contracts with the VIEs. In addition, pursuant to the Joint Venture Agreement that governs the ownership and management of Erye, for 2010 and the next two years: (i) 49% of undistributed profits (after tax) will be distributed to EET and loaned back to Erye for use in connection with its construction of the new Erye facility; (ii) 45% of the net profit after tax due to the Company will be provided to Erye as part of the new facility construction fund, which will be characterized as paid-in capital for our 51% interest in Erye; and (iii) only 6% of the net profit will be distributed to us directly for our operating expenses.

Basis of Presentation:  Certain reclassifications have been made to prior year amounts to conform to the current year presentation. In particular, at December 31, 2009, the Company reclassified (i) Short term investments of $287,300 from Prepaid and other current assets to Short term investments, (ii) Income taxes payable of $1,860,300 from Accrued liabilities to Income taxes payable, (iii) Unearned revenues in excess of one year of $233,400 from Current liabilities to Long-term liabilities, and (iv) a warrant derivative liability of $36,000 from Accrued liabilities to Derivative liabilities. In addition, for the Statement of Cash Flows for the year ended December 31, 2009 the Company revised its presentation of the reconciliation of cash flows from operating activities to reconcile such cash flows from Net loss attributable to common shareholders to Net loss. Lastly, the Company reclassified the 2009 amount related to cash restricted as collateral for bank loans from financing activities to investing activities and payments to related parties from operating activities to financing activities.

See Note 4 – Acquisitions for retrospective adjustments made to the Company’s Consolidated Balance Sheet at December 31, 2009, the Consolidated Statement of Operations for the year ended December 31, 2009, the Consolidated Statement of Equity for the year ended December 31, 2009 and the Consolidated Statement of Cash Flows for the year ended December 31, 2009 in connection with the Company’s acquisition of CBH’s 51% ownership interest in Erye on October 30, 2009 as a result of the finalization of the allocation of purchase price.

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 — Summary of Significant Accounting Policies  – (continued)

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

Cash and Cash Equivalents:  Cash and cash equivalents include short-term, highly liquid investments with maturities of ninety days or less when purchased.

Concentration of Risks:  For the year ended December 31, 2010, two major suppliers provided approximately 18.3% of Erye’s purchases of raw materials with each supplier individually accounting for approximately 11.2% and 7.1%. As of December 31, 2010, the total accounts payable to the two major suppliers represented 17.9% of the total accounts payable balance.

Approximately 93% of Erye’s revenues are derived from products that use penicillin or cephalosporin as the key active ingredient. These products are manufactured on two of the eight production lines in Erye’s manufacturing facility. Any issues or incidents that might disrupt the manufacturing of products requiring penicillin or cephalosporin could have a material impact on the operating results of Erye. Any interruption or cessation in production could impact market sales.

Restricted Cash:  Restricted cash represents cash required to be deposited with banks in China as collateral for the balance of bank notes payable and are subject to withdrawal restrictions according to the agreement with the bank. The required deposit rate is approximately 30 – 50% of the notes payable balance. Such restricted cash associated with these notes payable is reflected within current assets. In addition, the Company has restricted cash associated with its Series E Preferred Stock, which is held in escrow, and is recorded in other assets.

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

Inventories consisted of the following (in thousands):

	December 31,
	2010	2009
Raw materials and supplies	$8,043.8	$6,338.8
Work in process	4,792.4	666.7
Finished goods	8,187.2	5,973.5
Total inventory	$21,023.4	$12,979.0

Property, Plant, and Equipment:  The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of computer software programs are amortized over their estimated

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 — Summary of Significant Accounting Policies  – (continued)

useful lives of five years. Depreciation is computed on the straight-line method. Repairs and maintenance expenditures that do not extend original asset lives are charged to expense as incurred.

Property, plant, and equipment consisted of the following (in thousands):

	Useful Life	December 31,
		2010	2009
Building and improvements	30 years	$6,091.9	$—
Machinery and equipment	8 – 12 years	19,387.6	3,317.3
Lab equipment	5 years	716.2	704.1
Furniture and fixtures	5 – 10 years	392.5	273.2
Vehicles	8 years	273.9	75.3
Software	5 years	99.6	81.7
Leasehold improvements	2 – 3 years	2,109.8	58.4
Construction in progress		10,339.2	17,075.1
		39,410.7	21,585.1
Accumulated depreciation		(2,412.5)	(309.4)
		$36,998.2	$21,275.7

The Company’s results included depreciation expense of approximately $2,277,000, $165,800, and $74,400 for the years ended December 31, 2010, 2009 and 2008, respectively.

Erye is constructing a new factory and is in the process of relocating to the new facility as the project is completed. Construction in progress is related to this production facility which is being built in accordance with the PRC’s Good Manufacturing Practices (“GMP”) Standard. The Company expects that the construction will be completed in 2011; however, certain elements of the project have been completed and put into service in 2010. The estimated additional cost to complete construction will be approximately $4 million. No depreciation is provided for construction-in-progress until such time the assets are completed and placed into service. Interest incurred during the period of construction, if material, is capitalized. The Company capitalized $391,500 of interest expense for the year ended December 31, 2010.

Land Use Rights:  According to Chinese law, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being recognized ratably using the straight-line method over the lease term of 50 years.

Income Taxes:  The Company recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company continues to evaluate the accounting for uncertainty in tax positions. The guidance requires companies to recognize in their financial statements the impact of a tax position if the position is more likely than not of being sustained on audit. The position ascertained inherently requires judgment and estimates by management. At December 31, 2009 the Company had a reserve for income taxes of $1,099,000 related to uncertain tax positions at Erye. An audit of Erye’s tax returns was finalized for the years ending December 31, 2000 through 2008 in September 2010. This audit resulted in a payment of approximately $663,800 in income taxes and penalties and the remaining reserve was credited to income taxes. For the year ended December 31, 2010, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 — Summary of Significant Accounting Policies  – (continued)

The Company recognizes interest and penalties as a component of income tax expense. Interest and penalties for the year ended December 31, 2010 was $251,800 and for the years ended December 31, 2009 and 2008 was zero.

The Company files income tax returns with the U.S. Federal government and various state and foreign jurisdictions. The statute of limitations has expired on all consolidated U.S. Federal corporate income tax returns filed through 2006, and the Internal Revenue Service is not currently examining any of the post-2006 returns filed by the Company. In 2010 Erye concluded a 10 year audit of its corporate taxes through December 31, 2009.

Comprehensive Income (Loss):  The accumulated other comprehensive income (loss) balance at December 31, 2010 and December 31, 2009 in the amount of $2,779,100 and $(56,500), respectively, is comprised entirely of foreign currency translation adjustments. Comprehensive loss for the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Net loss	$(19,397.0)	$(25,949.8)	$(9,242.1)
Other comprehensive income (loss)
Foreign currency translation	2,835.6	(56.5)	—
Total other comprehensive income (loss)	2,835.6	(56.5)	—
Comprehensive loss	(16,561.4)	(26,006.3)	(9,242.1)
Comprehensive income attributable to noncontrolling interests	5,264.6	191.9	—
Comprehensive loss attributable to common shareholders	$(21,826.0)	$(26,198.2)	$(9,242.1)

Goodwill and Other Intangible Assets:  Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. The Company’s intangible assets with an indefinite life are related to in process research and development at Erye, as the Company expects this research and development to provide the Company with substantial benefit for a period that extends beyond the foreseeable horizon. Amortized intangible assets consist of Erye’s customer list, manufacturing technology, standard operating procedures, tradename, lease rights and patents, as well as patents and rights associated primarily with the VSELTM Technology. These intangible assets are amortized on a straight line basis over their respective useful lives.

The Company reviews goodwill and indefinite-lived intangible assets at least annually for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company tests its goodwill and indefinite-lived intangible assets for its Adult Stem Cell Banking – United States, Regenerative Medicine – United States, and Regenerative Medicine – China reporting units on December 31 and for its Pharmaceutical Manufacturing – China, reporting unit on October 31. The Company reviews the carrying value of goodwill and indefinite-lived intangible assets utilizing a discounted cash flow model, and, where appropriate, a market value approach is also utilized to supplement the discounted cash flow model. The Company makes assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s estimated fair value. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges. See Note 5.

Derivatives:  Derivative instruments, including derivative instruments embedded in other contracts, are recorded on the balance sheet as either an asset or liability measured at its fair value. Changes in the fair

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 — Summary of Significant Accounting Policies  – (continued)

value of derivative instruments are recognized currently in results of operations unless specific hedge accounting criteria are met. The Company has not entered into hedging activities to date. As a result of certain financings (see Note 8), derivative instruments were created that are measured at fair value and marked to market at each reporting period. Changes in the derivative value are recorded as other income (expense) on the consolidated statements of operations.

Evaluation of Long-lived Assets:  The Company reviews long-lived assets and finite-lived intangibles assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. If other events or changes in circumstances indicate that the carrying amount of an asset that the Company expects to hold and use may not be recoverable, the Company will estimate the undiscounted future cash flows expected to result from the use of the asset or its eventual disposition, and recognize an impairment loss. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Share-Based Compensation:  The Company expenses all share-based payment awards to employees and consultants, including grants of stock options, warrants, and restricted stock, over the requisite service period based on the grant date fair value of the awards. For awards with performance-based vesting criteria, the Company estimates the probability of achievement of the performance criteria and recognize compensation expense related to those awards expected to vest. The Company determines the fair value of certain share-based awards using the Black-Scholes option-pricing model which uses both historical and current market data to estimate the fair value. This method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the options or warrants. The fair value of the Company’s restricted stock and restricted stock units is based on the closing market price of the Company’s common stock on the date of grant. See Note 9.

Earnings Per Share:  Basic loss per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net loss attributable to common shareholders by the weighted average shares outstanding during the period. Diluted loss per share, which is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented as such potentially dilutive securities are anti-dilutive in all periods presented. For the years ended December 31, 2010, 2009 and 2008, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of earnings per share. At December 31, 2010, 2009 and 2008, the Company excluded the following potentially dilutive securities:

	December 31,
	2010	2009	2008
Stock Options	13,032,214	9,990,574	1,725,300
Warrants	21,843,507	19,838,802	5,322,333
Series C Preferred Stock, Common stock equivalents	—	9,086,124	—
Series E Preferred Stock, Common stock equivalents	5,289,948	—	—

Revenue Recognition: The Company recognizes revenue from pharmaceutical and pharmaceutical intermediary product sales when title has passed, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable, and the collection of the related receivable is reasonably assured which is at the time of delivery. The Company recognizes revenue related to the collection and cryopreservation of autologous adult stem cells when the cryopreservation process is completed which is twenty four hours after cells have been collected. Revenue related to advance payments of storage fees is recognized ratably over the period covered by the advanced payments. The Company earns revenue, in the form of license fees, from physicians seeking to establish autologous adult stem cell collection centers. These license fees are typically billed upon signing of the collection center agreement and qualification of the

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 — Summary of Significant Accounting Policies  – (continued)

physician by the Company’s credentialing committee and at various times during the term of license agreement based on the terms of the specific agreement. These fees are recognized as revenue ratably over the appropriate period of time to which the revenue element relates. The Company also receives licensing fees from a licensee for use of its technology and knowledge to operate an adult stem cell banking operation in China, which licensing fees are recognized as revenues ratably over the appropriate period of time to which the revenue element relates. In addition, the Company earns royalties for the use of its name and scientific information in connection with its License and Referral Agreement with Ceregenex Corporation (see Note 12), which royalties are recognized as revenue when they are received.

Revenues for the years ended December 31, 2010, 2009, and 2008 were comprised of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Revenues
Prescription drugs and intermediary pharmaceutical products	$69,584.3	$11,386.7	$—
Stem cell revenues	237.0	178.4	83.5
	$69,821.3	$11,565.1	$83.5

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

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 — Summary of Significant Accounting Policies  – (continued)

The Company determined the fair value of funds invested in short term investments, which are considered trading securities, to be level 1 inputs measured by quoted prices of the securities in active markets. The Company determined the fair value of funds invested in money market funds to be level 2 inputs, which does not entail material subjectivity because the methodology employed does not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets. The Company determined the fair value of the embedded derivative liabilities and warrant derivative liabilities to be level 3 inputs. These inputs require material subjectivity because value is derived through the use of a lattice model that values the derivatives based on probability weighted discounted cash flows. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010, and December 31, 2009 (in thousands):

	December 31, 2010
	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Money market investments	$—	$2,501.0	$—
Short term investments	0.5	—	—
Embedded derivative liabilities	—	—	2,281.8
Warrant derivative liabilities	—	—	289.6

	December 31, 2009
	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Money market investments	$—	$1,031.0	$—
Short term investments	287.3	—	—
Warrant derivative liabilities	—	—	36.0

There was no movement in financial assets and liabilities between levels during the years ended December 31, 2010 and 2009.

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the years ended December 31, 2009 and 2010 by type of instrument (in thousands):

Description	Embedded Derivatives	Warrants
Beginning liability balance, December 31, 2008	$—	$—
Warrants issued	—	32.5
Changes in fair value recorded in earnings	—	3.5
Ending liability balance, December 31, 2009	—	36.0
Convertible redeemable Series E preferred stock and warrants issued	2,131.1	266.0
Changes in fair value recorded in earnings	150.7	(12.4)
Ending liability balance, December 31, 2010	$2,281.8	$289.6

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, restricted cash, accounts receivable, accounts payable, notes payable, bank loans, and amount due related parties.

Foreign Currency Translation:  As the Company’s Chinese pharmaceutical business is a self-contained and integrated entity, and the Company’s Chinese stem cell business’ future cash flow is expected to be sufficient to service its additional financing requirements, the Chinese subsidiaries’ functional currency is the

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 — Summary of Significant Accounting Policies  – (continued)

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) and amounted to $2,779,100 and $(56,500) as of December 31, 2010 and December 31, 2009, respectively.

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

To further drive the Company’s stem cell initiatives, the Company will continue targeting key governmental agencies, congressional committees and not-for-profit organizations to contribute funds for the Company’s research and development programs. The Company accounts for government grants as a deduction to the related expense in research and development operating expenses when earned.

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

The general reserve is used to offset extraordinary losses. Subject to approval by the relevant authorities, a subsidiary may, upon a resolution passed by the shareholders, convert the general reserve into registered capital provided that the remaining general reserve after the conversion shall be at least 25% of the registered capital of the subsidiary before the capital increase as a result of the conversion. The staff welfare and bonus reserve is used for the collective welfare of the employees of the subsidiary. The enterprise expansion reserve is for the expansion of the subsidiary’s operations and can also be converted to registered capital upon a resolution passed by the shareholders subject to approval by the relevant authorities. These reserves represent appropriations of the retained earnings determined in accordance with Chinese law, and are not distributable as cash dividends to the parent company, NeoStem. Statutory reserves are $2,234,600 and $1,126,300 as of December 31, 2010 and December 31, 2009, respectively.

Relevant PRC statutory laws and regulations permit payment of dividends by the Company’s PRC subsidiaries only out of their accumulated earnings, if any, as determined in accordance with PRC accounting standards and regulations. As a result of these PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets either in the form of dividends, loans or advances. The restricted amount was $214,200 at December 31, 2010, and $213,100 at December 31, 2009.

Note 3 — Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued an amendment to the accounting and disclosure requirements for transfers of financial assets, which was effective January 1, 2010. The amendment eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and requires enhanced disclosures to provide financial statement users with

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3 — Recent Accounting Pronouncements  – (continued)

greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The adoption of this standard did not have a material impact on the consolidated financial statements.

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

In October 2009, the FASB issued new guidance which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The new guidance significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The new guidance will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company will not early adopt the guidance and will continue evaluating the impact of this new guidance on the consolidated financial statements.

In January 2010, the FASB amended the existing disclosure guidance on fair value measurements, which was effective January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective January 1, 2011. Among other things, the updated guidance requires additional disclosure for the amounts of significant transfers in and out of Level 1 and Level 2 measurements and requires certain Level 3 disclosures on a gross basis. Additionally, the updates amend existing guidance to require a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. Since the amended guidance requires only additional disclosures, the adoption of the provisions effective January 1, 2010 did not, and for the provisions effective in 2011, will not materially impact the consolidated financial statements.

In March 2010, the FASB issued guidance which allows the milestone method to be used as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The guidance is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The guidance is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010. Early application and retrospective application are permitted. The Company will not early adopt this guidance and is evaluating the effect it will have upon adoption.

In April 2010, the FASB issued an update which addresses the accounting for stock options when denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity security trades. A share-based payment award with an exercise price denominated in the currency of market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a condition that is not a market, performance, or service condition. Therefore such an award shall not be classified as a liability if it otherwise qualifies for equity classification. This standard is effective in fiscal years beginning on or after December 15, 2010. The Company is evaluating the effect this standard will have upon adoption.

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3 — Recent Accounting Pronouncements  – (continued)

In December 2010, the FASB issued an update which addresses when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company is currently evaluating the impact of adopting this pronouncement.

In December 2010, the FASB issued an update which addresses the disclosure of supplementary pro forma information for business combination. The update requires public entities to disclose pro forma information for business combinations that occurred in the current reporting period, including revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. Amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not believe this will have a material impact on its financial reporting.

Note 4 — Acquisitions

On October 30, 2009, NeoStem consummated the Erye Merger pursuant to which CBH was merged with and into Merger Sub, a wholly-owned subsidiary of NeoStem, with Merger Sub as the surviving entity in accordance with the terms of the Agreement and Plan of Merger, dated November 2, 2008, as amended (the “Erye Merger Agreement”) by and between NeoStem, Merger Sub, CBH and China Biopharmaceuticals Corp., a wholly-owned subsidiary of CBH (“CBC”). As a result of the Erye Merger, NeoStem acquired CBH’s 51% ownership interest in Erye, a Sino-foreign joint venture with limited liability organized under the laws of the PRC. Erye specializes in the production and sale of pharmaceutical products, as well as chemicals used in pharmaceutical products. Erye, which was founded more than 50 years ago, currently manufactures both antibiotic prescription drugs and active pharmaceutical intermediaries. Suzhou Erye Economy and Trading Co. Ltd. (“EET”) owns the remaining 49% ownership interest in Erye.

Pursuant to the terms of the Erye Merger Agreement, NeoStem issued an aggregate of 13,750,167 shares of its common stock, with a fair value of $20,762,800, and 8,177,512 shares of Series C Convertible Preferred Stock, with a fair value of $13,720,000, in exchange for outstanding CBH securities. In addition, the Company issued Class E warrants to purchase 1,603,191 shares of NeoStem Common Stock, with a fair value of $590,800, to replace warrants issued by CBH.

The fair value of the identifiable net assets acquired in the Erye Merger was $42,701,400. The fair value of the equity issued as consideration by NeoStem was $35,073,600 and the fair value of the noncontrolling interests of Erye was $33,698,200. The goodwill that has been created by this acquisition is reflective of the values and opportunities of expanded access to healthcare in the PRC, the designation of certain antibiotics as essential medicines in China, and that a majority of Erye’s antibiotics are on the central or provincial governments’ drug formularies. Due to the structure of the transaction, none of the goodwill is expected to be tax deductible.

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 — Acquisitions  – (continued)

The summary of assets acquired and liabilities assumed on October 30, 2009 was as follows (in thousands):

Cash & restricted cash	$4,451.2
Accounts receivable	$6,199.5
Inventories	$12,509.1
Other current assets	$3,101.0
Property, plant and equipment	$18,922.6
Intangibles and land use rights	$31,038.9
Goodwill	$26,070.4
Accounts payable	$6,025.5
Other liabilities	$3,302.3
Deferred tax liability	$7,096.9
Notes payable	$9,618.1
Amount due related parties	$7,478.1

A preliminary allocation of the consideration transferred to the net assets of CBH was made as of the Erye Merger date. During 2010, the Company continued to review its preliminary allocation of the purchase price associated with the Erye Merger and made the following retrospective adjustments as of the Erye Merger date:

The Company determined that finished goods inventory acquired in connection with the Erye Merger was incorrectly valued and should have been increased by approximately $1,957,200 to step-up such inventory to fair value at the Erye Merger date. Such finished goods inventory was sold through as of December 31, 2009. Therefore, at December 31, 2009, there is no effect on the reported balance of inventories in the consolidated balance sheets.

The Company also identified additional intangible assets associated with Erye’s manufacturing technology and standard operating procedures with a fair value of $3,984,700 and $1,030,000 respectively. The Company determined that Erye’s trade name has a fair value of $927,100 and will be amortized over a period of 10 years. Erye’s in-process research and development represents the fair value assigned to incomplete research projects of $2,143,000 which has been classified as an indefinite-lived intangible asset, subject to impairment testing until completion or abandonment of the projects. Adjustments to the fair value of other intangible assets and land use rights were identified resulting in an increase in assets of $312,000.

The Company determined that it had incorrectly accounted for the book/tax basis differences that arose in recording the fair value of the net assets acquired in connection with the Erye Merger. Such increases to fair value, while deductible for book purposes, are not deductible for local Chinese tax purposes but require recognition of the impact such non-deductibility will have on future tax expense. Specifically, the Company did not establish at the Erye Merger date deferred tax liabilities of approximately $7,096,900 for such book/tax basis differences.

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 — Acquisitions  – (continued)

The Company evaluated the materiality of these errors from both a qualitative and quantitative perspective and concluded that these errors were immaterial to the consolidated financial statements taken as a whole for the fiscal year ended December 31, 2009. The effect of these immaterial errors and related retrospective adjustments at December 31, 2009 and for the year then ended along with other reclassifications made as discussed in Note 2 are summarized as follows (in thousands, except share and per share amounts):

	As Previously Reported	Adjustments and Reclassifications	As Adjusted
Consolidated Balance Sheet
Assets:
Current assets	$31,799.2	$—	$31,799.2
Property, plant and equipment, net	21,299.4	(23.6)	21,275.8
Goodwill	29,862.1	(3,227.5)	26,634.6
Intangible assets and land use rights, net	22,835.2	8,291.4	31,126.6
Other assets	238.9	1.2	240.1
	$106,034.8	$5,041.5	$111,076.3
Liabilities and Equity
Current liabilities	$25,493.6	$(269.4)	$25,224.2
Deferred income taxes	—	6,796.0	6,796.0
Unearned revenues	—	233.4	233.4
Derivative liabilities	—	36.0	36.0
Amount due related parties	7,234.3	—	7,234.3
Convertible redeemable Series C preferred stock	13,720.0	—	13,720.0
Preferred stock Series B convertible, redeemable	0.1	—	0.1
Common stock	37.2	—	37.2
Additional paid-in capital	95,709.5	—	95,709.5
Accumulated deficit	(70,878.8)	(898.2)	(71,777.0)
Accumulated other comprehensive loss	(67.9)	11.4	(56.5)
Non controlling interests	34,786.8	(867.7)	33,919.1
Total equity	59,586.9	(1,754.5)	57,832.4
	$106,034.8	$5,041.5	$111,076.3

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 — Acquisitions  – (continued)

	As Previously Reported	Adjustments and Reclassifications	As Adjusted
Consolidated Statement of Operations
Revenues	$11,565.1	$—	$11,565.1
Cost of revenues	7,587.2	2,118.8	9,706.0
Gross Profit	3,977.9	(2,118.8)	1,859.1
Research and Development	4,318.8	8.8	4,327.6
Selling, general and administrative	23,459.6	(59.2)	23,400.4
Operating Loss	(23,800.5)	(2,068.4)	(25,868.9)
Other income (expense):
Other income (expense), net	52.1	(68.2)	(16.1)
Interest expense	(91.3)	68.2	(23.1)
Other expense	(39.2)	—	(39.2)
Loss from operations before provision for income taxes and noncontrolling interests	(23,839.7)	(2,068.4)	(25,908.1)
Provision for taxes	344.2	(302.5)	41.7
Net loss	(24,183.9)	(1,765.9)	(25,949.8)
Less – net income attributable to noncontrolling interests	1,088.6	(867.7)	220.9
Net Loss attributable to NeoStem, Inc.	(25,272.5)	(898.2)	(26,170.7)
Preferred Dividends	5,612.0	—	5,612.0
Net Loss attributable to NeoStem, Inc. common shareholders	$(30,884.5)	$(898.2)	$(31,782.7)
Basic and diluted loss per share	13,019,518	13,019,518	13,019,518
Weighted average common shares outstanding	$(2.37)	$(0.07)	$(2.44)

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 — Acquisitions  – (continued)

	As Previously Reported	Adjustments and Reclassifications	As Adjusted
Consolidated Statement of Cash Flow
Cash flows from operating activities:
Net Loss	$(24,183.9)	$(1,765.9)	$(25,949.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Common Stock, stock options and warrants issued as payment for compensation and services rendered	12,324.0	—	12,324.0
Depreciation and amortization	577.0	143.3	720.3
Bad debt expense	(90.2)	—	(90.2)
Deferred income taxes	—	(302.5)	(302.5)
Realization of step up in basis of inventory recorded at date of merger	—	1,957.6	1,957.6
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,796.7	—	1,796.7
Accounts receivable	571.7	—	571.7
Inventory	(2,427.1)	—	(2,427.1)
Other assets	(238.9)	—	(238.9)
Unearned revenues	1,991.8	—	1,991.8
Payments to related party	(243.8)	243.8	—
Accounts payable, accrued expenses and other current liabilities	1,274.6	—	1,274.6
Net cash used in operating activities	(8,648.1)	276.3	(8,371.8)
Cash flows from investing activities:
Increase in restricted cash	—	(959.9)	(959.9)
Cash associated with Merger	696.5	—	696.5
Acquisition of property and equipment	(2,387.6)	—	(2,387.6)
Net cash used in investing activities	(1,691.1)	(959.9)	(2,651.0)
Cash flows from financing activities:
Net proceeds from issuance of Series D Preferred Stock	15,669.2	—	15,669.2
Proceeds from (payments to) related parties	—	(243.8)	(243.8)
Proceeds from bank loans	2,197.5	—	2,197.5
Cash restricted as collateral for bank loans	(959.9)	959.9	—
Proceeds from notes payable	2,918.3	—	2,918.3
Payment of capitalized lease obligations	(14.7)	—	(14.7)
Proceeds from sale of convertible debentures	(2,742.7)	—	(2,742.7)
Net cash provided by financing activities	17,067.7	716.1	17,783.8
Effect of currency exchange rate change	—	(32.5)	(32.5)
Net increase in cash	6,728.5	—	6,728.5
Cash and cash equivalents at beginning of year	430.8	—	430.8
Cash and cash equivalents at end of year	$7,159.3	$—	$7,159.3

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 — Acquisitions  – (continued)

Presented below is the unaudited proforma information as if the acquisition had occurred at the beginning of the years ended December 31, 2009 and 2008 along with a comparison to the reported results for the years ended December 31, 2009, and 2008 (in thousands, except share and per share amounts):

	Years Ended December 31,		Years Ended December 31,
	2009	2009	2008	2008
	(As Reported)	(Proforma)	(As Reported)	(Proforma)
Revenues	$11,565.1	$61,686.4	$83.5	$49,809.4
Cost of revenues	9,706.0	42,723.8	32.0	35,461.2
Gross profit	1,859.1	18,962.6	51.5	14,348.2
Research and development	4,327.6	6,032.6	792.2	1,152.2
Selling, general, and administrative	23,400.4	29,562.5	8,492.8	15,797.9
Operating loss	(25,868.9)	(16,632.5)	(9,233.5)	(2,601.9)
Other income (expense), net	(39.2)	155.7	(8.6)	130.3
Loss from operations before provision for income taxes and noncontrolling interests	(25,908.1)	(16,476.8)	(9,242.1)	(2,471.6)
Provision for income taxes	41.7	952.6	—	1,061.2
Net loss	(25,949.8)	(17,429.4)	(9,242.1)	(3,532.8)
Less – net income attributable to noncontrolling interests	220.9	4,248.9	—	2,797.5
Preferred dividends	5,612.0	5,612.0	—	—
Net loss attributable to NeoStem, Inc. common shareholders	$(31,782.7)	$(27,290.3)	$(9,242.1)	$(6,330.3)
Basic and diluted loss per share	$(2.44)	$(1.12)	$(1.53)	$(0.32)
Weighted average common shares outstanding	13,019,518	24,427,624	6,056,886	19,807,053

The unaudited supplemental pro forma financial information should not be considered indicative of the results that would have occurred if the Erye Merger had been consummated on January 1, 2009 or January 1, 2008, nor are they indicative of future results.

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 — Goodwill and Other Intangible Assets

As part of the Company’s annual impairment review as of December 31, 2010, a $558,200 goodwill impairment charge was recorded within the Company’s Cell Therapy – United States reportable segment due to lower than expected revenue and operating income growth of its Adult Stem Cell Banking – United States reporting unit since its acquisition. The Company estimated the fair value utilizing a discounted cash flow model.

The changes in the carrying amount of goodwill, by reportable segment during 2010 and 2009 were as follows (in thousands):

	Cell Therapy – United States	Regenerative Medicine – China	Pharmaceutical Manufacturing – China
Balance as of December 31, 2008
Goodwill	$558.2	$—	$—
Accumulated impairment losses	—	—	—
	558.2	—	—
Acquisitions	—	—	26,070.4
Foreign currency exchange rate changes	—	—	6.0
Balance as of December 31, 2009
Goodwill	558.2	—	26,076.4
Accumulated impairment losses	—	—	—
	558.2	—	26,076.4
Impairment	(558.2)	—	—
Foreign currency exchange rate changes	—	—	925.6
Balance as of December 31, 2010
Goodwill	558.2	—	27,002.0
Accumulated impairment losses	(558.2)	—	—
	$—	$—	$27,002.0

As of December 31, 2010 and 2009, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

		December 31,
		2010			2009
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortized intangible assets:
Customer list	10	$17,740.0	$(2,069.7)	$15,670.3	$17,131.9	$(285.5)	$16,846.4
Manufacturing technology	10	4,220.6	(492.4)	3,728.2	4,075.9	(67.9)	4,008.0
In process R&D	Indefinite	2,219.6	—	2,219.6	2,143.5	—	2,143.5
Standard operating procedures	10	1,066.8	(124.5)	942.3	1,030.2	(17.1)	1,013.1
Tradename	10	983.9	(114.7)	869.2	950.2	(15.8)	934.4
Lease rights	2	817.2	(476.7)	340.5	789.2	(65.8)	723.4
VSEL patent rights	19	669.0	(105.6)	563.4	669.0	(70.4)	598.6
Patents	8	164.3	(31.2)	133.1	158.7	(11.1)	147.6
Intangible assets, net		$27,881.4	$(3,414.8)	$24,466.6	$26,948.6	$(533.6)	$26,415.0

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 — Goodwill and Other Intangible Assets  – (continued)

Total intangible amortization expense was classified in the operating expense categories for the periods included below as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Cost of revenues	$912.5	$150.9	$—
Selling, general, and administrative	1,842.0	312.5	—
Research and development	35.2	35.2	35.2
Total	$2,789.7	$498.6	$35.2

Estimated intangible amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Years Ending December 31,	Amount
2011	$2,796.6
2012	2,456.1
2013	2,456.1
2014	2,456.1
2015	2,456.1
Thereafter	9,626.0
Total	$22,247.0

Note 6 — Accrued Liabilities

Accrued liabilities were as follows (in thousands):

	December 31,
	2010	2009
Patent infringement costs	$758.5	$—
Professional fees	564.7	116.8
Other	537.4	58.1
Utilities	253.6	—
Customer security deposits	284.8	—
Construction costs	154.1	—
Dividends payable	84.5	69.5
Rent	26.5	69.1
Salaries and related taxes	68.8	531.7
Franchise taxes	33.3	139.0
Collection cost	5.8	85.1
	$2,772.0	$1,069.3

Note 7 — Notes Payable and Bank Loans

In 2009, in order to move forward certain research and development activities, strategic relationships in various clinical and therapeutic areas, as well as to support activities related to the Erye Merger, on February 25, 2009 and March 6, 2009, respectively, the Company issued promissory notes to RimAsia Capital Partners L.P. (“RimAsia”), a principal shareholder of the Company, in the principal amounts of $400,000 and $750,000, respectively. The notes bore interest at the rate of 10% per annum and were due and payable on October 31, 2009, except that all principal and accrued interest on the notes was immediately due and payable in the event the Company raised over $10 million in equity financing prior to October 31, 2009. The notes

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 — Notes Payable and Bank Loans  – (continued)

contained standard events of default and in the event of a default that was not subsequently cured or waived, the interest rate would increase to a rate of 15% per annum and, at the option of RimAsia and upon notice, the entire unpaid principal balance together with all accrued interest thereon would be immediately due and payable. The notes or any portion thereof could be prepaid at any time at the discretion of the Company without premium or penalty. On April 9, 2009 these notes and the related accrued interest were repaid from the proceeds of an $11,000,000 offering of units consisting of shares of the Company’s Series D Convertible Redeemable Preferred Stock and warrants to purchase shares of Common Stock.

In December 2009, Erye obtained a loan of approximately $2,200,500 from the Industrial and Commercial Bank with an interest rate of 4.86% that was due in June 2010. In April 2010 this loan was paid in full.

In December 2009, in order to facilitate working capital requirements in China, NeoStem (China) issued a promissory note to the Bank of Rizhao Qingdao Branch for approximately $645,500. The note bore an interest rate of 4.05%. The note was repaid in the second quarter of 2010. The loan was collateralized by cash in a restricted bank account totaling approximately $761,100 and these funds were returned when the note was repaid.

On May 25, 2010 NeoStem (China) issued a promissory note to the Bank of Rizhao Qingdao Branch for approximately $538,000 due November 25, 2010 and bearing interest at 4.86% per annum. The loan was collateralized by cash in a restricted bank account totaling approximately $600,900. This note was repaid in full in November 2010 and the funds were returned when the note was repaid.

In November 2010, Erye obtained a loan of approximately $3,034,000 from the CITIC Bank International with an interest rate of 5.56% and is due in November 2011.

Erye has approximately $9,451,500 of notes payable outstanding as of December 31, 2010. Notes are payable to the banks who issue bank notes to Erye’s creditors. Notes payable are interest free and usually mature after a three to six month period. In order to issue notes payable on behalf of Erye, the banks require collateral, such as cash deposits which are approximately 30%-50% of notes to be issued, or properties owned by Erye. Restricted cash pledged as collateral for the balance of notes payable at December 31, 2010 and 2009, amounted to approximately $3,381,400 and $3,955,400, respectively. At December 31, 2010 and 2009, the restricted cash amounted to 35.8% and 43.2% of the notes payable Erye issued, and the remainder of the notes payable is collateralized by pledging the land use right Erye owns, which amounted to approximately $4,807,800 and $4,711,700 at December 31, 2010 and 2009, respectively.

The Company has financed certain insurance policies and has notes payable at December 31, 2010 of approximately $116,900 related to these policies. These notes require monthly payments and mature in less than one year.

Note 8 — Preferred Stock

Series D Mandatorily Redeemable Convertible Preferred Stock

In April 2009, the Company completed a private placement financing totaling $11,000,000 (the “April 2009 Private Placement”). This financing consisted of the issuance of 880,000 units priced at $12.50 per unit, with each unit (the “Series D Units”) consisting of one share of the Company’s Series D Convertible Redeemable Preferred Stock (the “Series D Stock”) and ten warrants with each warrant to purchase one share of Common Stock (the “Series D Warrants”). A total of 880,000 shares of Series D Stock and 8,800,000 Series D Warrants were issued. RimAsia, a principal shareholder in the Company, purchased $5,000,000 in Series D Units in the April 2009 Private Placement and thus acquired 400,000 shares of Series D Stock and 4,000,000 Series D Warrants. In June 2009, with a final closing on July 6, 2009, the Company completed an additional private placement financing totaling $5,003,500 with net proceeds of $4,679,220 (the “June 2009 Private Placement”). This financing consisted of the issuance of 400,280 Series D Units priced at

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 — Preferred Stock  – (continued)

$12.50 per unit, and a total of 400,280 shares of Series D Stock and 4,002,800 Series D Warrants were issued. The Company paid $324,280 in fees and issued 12,971 Series D Units to agents that facilitated the June 2009 Private Placement. The Series D Units issued to the selling agents were comprised of 12,971 shares of the Series D Stock and 129,712 Series D Warrants. Fullbright Finance Limited, a beneficial holder of more than 5% of the Company’s stock, purchased an aggregate of $800,000 in Series D Units in the June 2009 Private Placement and thus acquired 64,000 shares of Series D Stock and 640,000 Series D Warrants; the securities purchased by Fullbright in the June 2009 Private Placement were pledged to RimAsia and subsequently, to the Company. In total, in the April 2009 and June 2009 Private Placements, the number of shares of Series D Stock issued was 1,293,251 (converted into 12,932,510 shares of Common Stock upon shareholder approval on October 29, 2009 following which there were no shares of Series D Stock outstanding) and the number of Series D Warrants issued was 12,932,512.

Convertible Redeemable Series C Preferred Stock

On October 30, 2009, pursuant to the terms of the Erye Merger Agreement, the Company issued 8,177,512 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”) to RimAsia Capital Partners, L.P. (“RimAsia”) in exchange for certain outstanding CBH securities. The holder of shares of Convertible Redeemable Series C Preferred Stock (“Series C Preferred Stock”) was entitled to receive an annual dividend of 5% of the Agreed Stated Value, payable annually on the first day of January. Payment of the annual dividend was to be paid in cash or in kind as determined by the NeoStem Board of Directors. The total fair value of the Series C Preferred Stock was approximately $13,720,000. The value of the Series C Convertible Preferred Stock was allocated to the two economic elements of the Series C Convertible Preferred stock; the value of the beneficial conversion feature of the preferred stock to NeoStem Common Stock was $5,542,500 and the value of the preferred stock was $8,177,500. The Series C Convertible Preferred shareholder was not required to hold the preferred stock for any minimum period of time before exercising the conversion feature therefore the value of the beneficial conversion feature was recognized immediately as a dividend of $5,542,500.

On May 17, 2010, RimAsia at its option converted its 8,177,512 shares of Series C Preferred Stock into 9,086,124 shares of the Company’s common stock at a conversion rate of 0.90 shares of Series C Preferred Stock for 1.0 shares of the Company’s common stock. Following this conversion, there were no shares of Series C Preferred Stock outstanding and RimAsia will not be entitled to receive any dividends on such shares, to receive notices or to vote such shares or to exercise or to enjoy any other powers, preferences or rights in respect thereof; provided however that RimAsia was entitled to receive a cash payment of $153,500 which is equal to the dividends accrued but unpaid through from January 1, 2010 to May 17, 2010. This payment was made on May 25, 2010.

Convertible Redeemable Series E 7% Preferred Stock

On November 19, 2010, the Company sold 10,582,011 Preferred Offering Units consisting of (i) one share (“Preferred Share”) of Series E 7% Senior Convertible Preferred Stock, par value $0.01 per share, of the Company, (ii) a warrant to purchase 0.25 of a share of Common Stock (an aggregate of 1,322,486 warrants) and (iii) 0.0155 of a share of Common Stock (an aggregate of 164,418 shares). Each Preferred Offering Unit was priced at $0.945 and total gross and net proceeds received by the Company were $10,000,000 and $8,876,700, respectively.

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Preferred Shares shall be entitled to receive, out of the assets of the Company available for distribution to shareholders, prior and in preference to any distribution of any assets of the Company to the holders of any other class or series of equity securities, the amount of $1.00 per share plus all accrued but unpaid dividends.

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 — Preferred Stock  – (continued)

Dividends on the Preferred Shares accrue at a rate of 7% per annum and are payable monthly in arrears.

Monthly dividend and principal payments begin on March 19, 2011 and continue on the 19th of each month thereafter with the final payment due on May 20, 2013. Payments can be made in cash or, upon notification to the holders, in shares of Company common stock, provided the conditions described below are satisfied or holders of Preferred Shares agree to waive the conditions for that payment period. If the conditions are not satisfied, the Company must make payments in cash. Payments which are made in stock will be made in shares which are freely tradable. The price of the shares will be calculated based on 92% of the average of the lowest 5 days’ volume weighted average prices of the 20 trading days prior to the payment date.

The number of shares of Common Stock the Company can use to pay monthly dividends and principal payments are limited to no more than 15% multiplied by the total dollar trading volume (using the daily volume weighted average prices) of the Company’s common stock for the 22 trading days prior to the notification date. In addition, as conditions to using the Company Common Stock for payment for principal and dividends, amongst other things, (i) all shares of common stock to be issued on the payment date must be eligible for resale by the holders without restriction, (ii) the Company’s common stock may not be suspended from trading on the NYSE AMEX Market or other trading market, (iii) all shares of common stock to be issued on the payment date must be issued in full without violating any rules of the NYSE AMEX Market, (iv) certain events of default and trigger events have not occurred, (v) the Company has not provided the holders with non-public information, and (vi) the shares of common stock to be issued will be duly authorized, fully paid and non-assessable.

The Company may pre-pay the outstanding balance of the Preferred Shares in full or in part (in increments of no less than $1,000,000) at 115% of the then outstanding balance, reducing to 110% after November 19, 2011, with notice of not less than thirty days and adequate opportunity to convert. If the Company chooses to pre-pay, the outstanding balance must be paid in cash and the premium may be paid in cash or shares of Company common stock.

Upon issuance, the Preferred Shares were convertible at an initial conversion price of $2.0004. The conversion price is subject to certain weighted average adjustments upon the occurrence of specific events, including stock dividends, stock splits, combinations and reclassifications of the Company’s common stock and if (with certain exceptions) the Company issues or sells any additional shares of common stock or common stock equivalents at a price per share less than the conversion price then in effect, or without consideration.

Each holder of Preferred Shares has the unilateral option and right to compel the Company to repurchase for cash any or all of such holder’s Preferred Shares within three days of a written notice requiring such repurchase (provided that no written notice shall be required if any of the events described in clauses (v) and (vi) below occur and demand for repurchase shall be deemed automatically made upon the occurrence of any of those events), at a price per preferred share equal to 115% of the then outstanding balance, reducing to 110% after November 19, 2011, if any of the following events shall have occurred or are continuing:

(i)	A Change in Control Transaction;
(ii)	A “going private” transaction under SEC rules;
(iii)	A tender offer by the Company under SEC Rule 13e-4;
(iv)	the suspension from trading or the failure of the Company’s common stock to be listed on a trading market for a period of five consecutive trading days or for more than an aggregate of 10 trading days in any 365-day period;

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 — Preferred Stock  – (continued)

(v)	the entry by a competent court of (i) a decree or order for relief pertaining to the Company or any of the Company’s subsidiaries under any applicable federal or state bankruptcy, insolvency, reorganization or other similar law or (ii) a decree or order adjudging the Company or any of the Company’s subsidiaries as bankrupt or insolvent or approving a petition seeking reorganization or (iii) appointing a custodian, receiver, trustee or other similar official for the Company or any of the Company’s subsidiaries or of any substantial part of the Company’s property, or ordering the liquidation of the Company’s affairs, and the continuance of any such decree or order for a period of 60 consecutive days;
(vi)	the commencement by the Company or any of the Company’s subsidiaries of a voluntary case or proceeding under any applicable federal or state bankruptcy, insolvency, reorganization or other similar law, or the consent by the Company to the entry of a decree or order for relief in an involuntary case or proceeding under any applicable federal or state bankruptcy, insolvency, reorganization or other similar law or to the commencement of any bankruptcy or insolvency case or proceeding against the Company, or the consent by the Company to the appointment of or taking possession by a custodian, receiver, trustee or other similar official of the Company or of any substantial part of its property, or the making by the Company of an assignment for the benefit of creditors, or the admission by the Company in writing of the Company’s inability to pay its debts generally as they become due;
(vii)	following an Authorized Share Failure (as defined), the Company’s failure to receive shareholder approval to approve the required increase in the number of shares of the Company’s common stock within five days after the Meeting Outside Date (as defined); or
(viii)	the Company’s failure to deliver shares of the Company’s common stock on any delivery date as provided by the agreement and such failure continues for two (2) trading days after the date that delivery of shares of common stock is due;
(ix)	the Company’s failure to pay any amounts when and as due pursuant to the Series E Preferred Stock Certificate of Designations (“Certificate of Designations”) or any other document relating to the issuance of the Preferred Shares or the warrants issued to the Series E Preferred holders, if such failure continues for two (2) trading days after the date that such payment is due;
(x)	the Company’s breach of certain covenants contained in the Certificate of Designations and the stock purchase agreement;
(xi)	the Company or any of its subsidiaries shall (A) default in any payment of any amount or amounts of principal of or interest on any indebtedness the aggregate principal amount of which indebtedness is in excess of $1,000,000 or (B) default in the observance or performance of any other agreement or condition relating to any such indebtedness, or any other event shall occur or condition exist, as a result of which the holder or holders or beneficiary or beneficiaries of such indebtedness or a trustee on their behalf have declared such indebtedness to be due prior to its stated maturity;
(xii)	the effectiveness of the registration statement pertaining to the Preferred Shares or the ability to use the prospectus supplement and the prospectus lapses for any reason and continues for a period of 10 consecutive days or for more than an aggregate of 20 days in any 365-day period;

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 — Preferred Stock  – (continued)

(xiii)	the Company breaches any representation, warranty, covenant or other term or condition of the Certificate of Designations, the stock purchase agreement or the warrants issued with the preferred shares, except to the extent that such breach would not have a material adverse effect (as defined in the stock purchase agreement), and except in the case of a breach of a covenant which is curable, only if such breach remains uncured for a period of at least 10 calendar days (the events described in clauses (v), (vi), (viii), (ix), (x), (xi), (xii) and (xiii) are collectively referred to as the “Trigger Events” and each, as a “Trigger Event”).

Upon issuance, each warrant had an initial exercise price of $2.0874, will become exercisable after six months and will expire three years after the initial exercise date. The exercise price and the number of shares of common stock purchasable upon the exercise of the warrants are subject to adjustment upon the occurrence of specific events, including stock dividends, stock splits, combinations and reclassifications of the Company’s common stock. Additionally, the exercise price of the warrants is subject to certain weighted average adjustments if (with certain exceptions) the Company issues or sells any additional shares of common stock or common stock equivalents at a price per share less than the exercise price then in effect, or without consideration. Subject to certain exceptions, while the warrants are outstanding, if the daily volume weighted average price of a share of the Company’s common stock for each of 20 trading days out of 30 consecutive trading days has remained at least 100% above the warrant exercise price, then the Company may, subject to certain conditions, require the holder to exercise the warrant in full upon not less than 10 business days prior written notice. If at any time after six months from the date of issuance, there is no effective registration statement relating to the warrant shares, the warrant may be exercised on a cashless basis.

An aggregate of $2,500,000 of the proceeds from the Preferred Offering was placed in escrow for a maximum of 2.5 years as security for the Company’s obligations relative to the Preferred Shares, and is included in other assets.

The characteristics of the Series E Preferred Stock: cumulative dividends, mandatory redemption, no voting rights, and callable by the Company require that this instrument be treated as mezzanine equity. The Company bifurcated the fair value of the embedded conversion options and redemption options from the preferred stock since the conversion options and certain redemption options were determined to not be clearly and closely related to the preferred stock host. The Company recorded the fair value of the embedded conversion and redemption options as long-term derivative liabilities as the conversion price is not fixed and the forced redemption option contains substantial premiums over the stated dividend rate for the preferred stock. The Company also recorded the fair value of the warrants as a long-term derivative liability as the number of warrant shares and exercise price of the warrants is not fixed. The Series E Preferred Stock was discounted by the fair value of the derivatives liabilities. The fair value of the preferred stock (net of issuance costs and discounts), common stock, the embedded derivatives, and warrant derivative were $6,251,100, $228,500, $2,131,100, and $266,000, respectively, as of November 19, 2010, the date of issuance.

The Company will report changes in the fair value of the embedded derivatives and warrant derivative in earnings within other income (expense), net. The discount and issuance costs on the preferred stock will be amortized through May 20, 2013 using the effective interest method and will be reflected within interest expense. As of December 31, 2010, the Company recorded an increase in the fair value of the embedded derivatives and warrant derivative of $150,700 and $9,300, respectively and amortization of debt discount and issuance costs of $281,200.

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 — Shareholders’ Equity

Common Stock

The authorized common stock of the Company is 500 million shares, par value $0.001 per share.

On February 18, 2010, the Company completed a public offering of its common stock, selling 5,750,000 shares priced at $1.35 per share. The Company received approximately $6,821,600 in net proceeds from the offering, after underwriting discounts, commissions and expenses, of approximately $940,900.

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

On May 17, 2010, RimAsia, the holder of 8,177,512 shares of Series C Preferred Stock issued by the Company in connection with the Erye Merger, at its option, converted its 8,177,512 shares of Series C Preferred Stock into 9,086,124 shares of the Company’s common stock at a conversion rate of 0.90 shares of Series C Preferred Stock for 1.0 shares of the Company’s common stock.

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

On May 27, 2010, the Company presented Commerce Court with a Draw Down Notice. Pursuant to the Purchase Agreement, the shares were offered at a discount price to Commerce Court mutually agreed upon by the parties under the Purchase Agreement equal to 95.0% of the daily volume weighted average price of the common stock during the Pricing Period or a 5% discount. Pursuant to the Draw Down Notice, the Company also granted Commerce Court the right to exercise one or more options to purchase additional shares of common stock during the Pricing Period, based on the trading price of the common stock. The Company settled with Commerce Court on the purchase of 685,226 shares of common stock under the terms of the Draw Down Notice and the Purchase Agreement at an aggregate purchase price of $1,800,000, or approximately $2.63 per share, on June 7, 2010. The Company and Commerce Court agreed to waive the minimum threshold price of $3.00 per share set forth in the Purchase Agreement. The Company received net proceeds from the sale of these shares of approximately $1,744,000 after deducting its offering expenses.

On June 1, 2010, Fullbright Finance Limited exercised a warrant to purchase 400,000 shares of restricted Common Stock. This warrant was issued to Fullbright in a private placement of securities by the Company in November 2008. The exercise price was $1.75 per share, resulting in proceeds to the Company of $700,000.

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 — Shareholders’ Equity  – (continued)

On June 25, 2010, the Company entered into definitive securities purchase agreements with investors in a registered direct public offering, pursuant to which such investors agreed to purchase, and the Company agreed to sell, an aggregate of 2,325,582 Units, consisting of an aggregate of 2,325,582 shares of common stock and warrants to purchase an aggregate of 581,394 shares of common stock. The offering closed on June 30, 2010 with gross proceeds of $5,000,000. Each Unit was priced at $2.15 and consisted of one share of common stock and a warrant which will allow the investor to purchase 0.25 shares of common stock at a per share price of $2.75. The warrants may be called by the Company in the event that the common stock trades over $4.50 per share for 10 consecutive trading days. Subject to certain ownership limitations, the warrants will be exercisable on the date of the closing and will expire 2 years thereafter. The number of shares of common stock issuable upon exercise of the warrants and the exercise price of the warrants are adjustable in the event of stock dividends, splits, recapitalizations, reclassifications, combinations or exchanges of shares, reorganizations, liquidations, consolidation, acquisition of the Company (whether through merger or acquisition of substantially all the assets or stock of the Company) or similar events. The issuance of the securities in this offering was registered on a registration statement on Form S-3 filed with the SEC. Rodman & Renshaw LLC acted as the Company’s placement agent in this offering and received a total payment of $340,000 in fees and expenses and Placement Agent Warrants to purchase up to 93,023 shares of the Company’s Common Stock at an exercise price of $2.6875 per share expiring May 10, 2015. The Placement Agent Warrants are not covered by the Form S-3. The net proceeds to the Company from such offering, after deducting the Placement Agent’s fees and expenses, the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering were approximately $4,497,900.

On July 27, 2010, consistent with the Company’s previously disclosed intention to provide support for The Stem for Life Foundation, a Pennsylvania nonprofit corporation classified as a tax-exempt organization under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended (the “Code”) and as a public charity under Section 509(a)(1) and 170(b)(1)(A)(vi) of the Code (the “Foundation”), whose mission is to promote public awareness, fund research and development and subsidize stem cell collection and storage programs, the Company issued to the Foundation 150,000 shares of restricted common stock with a fair value of $298,500. The issuance of such securities was subject to the approval of the Board of Directors, Audit Committee and the NYSE Amex. On July 2, 2010, the Company also contributed $75,000 in cash to the Foundation. The Company’s CEO and Chairman is President and a Trustee of the Foundation, its General Counsel is Secretary and a Trustee of the Foundation and its Chief Financial Officer is Treasurer of the Foundation.

On September 30, 2010, a warrant holder exercised a warrant to purchase 600,000 shares of Common Stock. The exercise price was $.78 per share, resulting in proceeds to the Company of $468,000.

On November 16, 2010, the Company entered into an Underwriting Agreement with Cowen and Company, LLC, relating to a public offering by the Company of 6,337,980 units, consisting of one share of the Company’s common stock, and a warrant to purchase 0.50 of a share of Common Stock. The public offering price for each Underwritten Unit was $1.45 and the net proceeds were $8,138,500. Each Underwritten Warrant will have an exercise price of $1.85 per share, will be exercisable six months after issuance and will expire five years from the date of issuance.

On December 7, 2010, the Company entered into a settlement agreement with a business partner involved in the development of the Company’s platform research organization in China, whereby the business partner relinquished rights to 407,626 shares of common stock. As a result of this settlement, the Company recorded other income of $656,300, which represented the fair market value of the shares on the day the shares were relinquished.

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 — Shareholders’ Equity  – (continued)

Warrants

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

The Company has issued common stock purchase warrants from time to time to investors in private placements and public offerings, and to certain vendors, underwriters, placement agents and consultants of the Company. A total of 21,843,507 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of December 31, 2010 at prices ranging from $0.50 to $6.50 and expiring through April 2017.

During the years ended December 31, 2010, 2009, and 2008, the Company issued warrants for services as follows ($ in thousands, except share data):

	Number of Common Stock Purchase Warrants Issued			Value of Common Stock Purchase Warrants Issued			Common Stock Purchase Warrant Expense Recognized
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Warrants issued for investment banking services	—	25,000	120,000	$—	$49.0	$142.9	$—	$60.9	$130.9
Warrants issued for investor relations services	200,000	50,000	—	242.7	65.8	—	121.4	65.8	—
Warrants issued for consulting services	350,000	29,000	880,000	425.5	30.5	586.5	282.3	76.0	482.9
Warrants issued for legal services	77,000	—	—	104.0	—	—	71.2	—	—
	627,000	104,000	1,000,000	$772.2	$145.3	$729.4	$474.9	$202.7	$613.8

The weighted average estimated fair value of warrants issued for services in the years ended December 31, 2010, 2009 and 2008 was $1.23, $1.40, and $.73, respectively. The fair value of warrants at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of the Company’s stock. The expected term is based upon the contractual term of the warrants.

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 — Shareholders’ Equity  – (continued)

The range of assumptions made in calculating the fair values of warrants issued for services were as follows:

	Years Ended December 31,
	2010	2009	2008
Expected term (in years)	3 to 5	5	5
Expected volatility	86% – 124%	168% – 214%	121% – 144%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	.64% – 2.65%	1.90% – 2.16%	3.34% – 3.76%

Activity related to warrants outstanding for the years ended December 31, 2010, 2009, and 2008 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2007	1,987,938	$7.16
Granted	3,385,709	1.70
Exercised	—	—
Expired	(51,314)	9.51
Cancelled	—	—
Balance at December 31, 2008	5,322,333	3.66
Granted	14,639,703	2.94
Exercised	—	—
Expired	(123,234)	7.86
Cancelled	—	—
Balance at December 31, 2009	19,838,802	3.00
Granted	5,792,896	1.99
Exercised	(2,025,000)	1.46
Expired	(1,613,191)	6.54
Cancelled	(150,000)	2.78
Balance at December 31, 2010	21,843,507	$2.62	3.9	$58,140

At December 31, 2010, the outstanding warrants by range of exercise prices were as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Shares Outstanding December 31, 2010	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable December 31, 2010	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.50 to $1.01	99,000	2.9	$0.88	83,000	2.8	$0.95
$1.01 to $1.99	4,611,702	4.3	1.79	1,267,709	2.8	1.69
$1.99 to $2.53	14,524,998	4.2	2.46	13,202,512	4.3	2.49
$2.53 to $5.99	929,928	2.0	3.16	929,928	2.0	3.16
$5.99 to $6.50	1,677,879	1.7	6.13	1,677,879	1.7	6.13
	21,843,507	3.9	$2.62	17,161,028	3.8	$2.82

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 — Shareholders’ Equity  – (continued)

The total fair value of shares vested for warrants issued for services during the years ended December 31, 2010, 2009 and 2008, was approximately $450,800, $216,100, and $600,600, respectively. As of December 31, 2010, there was approximately $166,200 of total unrecognized service cost related to unvested warrants of which approximately $9,300 is related to warrants that vest over a weighted average life of 1.3 years. The remaining balance of unrecognized service cost of $156,900 is related to warrants that vest based on the accomplishment of business milestones as to which expense begins to be recognized when such milestones become probable of being achieved.

Options

The Company’s 2003 Equity Participation Plan (the “2003 Equity Plan”) permits the grant of share options and shares to its employees, directors, consultants and advisors for up to 2,500,000 shares of Common Stock as stock-based compensation. The 2009 Equity Compensation Plan (the “2009 Equity Plan”) makes up to 13,750,000 shares of Common Stock of the Company (as of December 31, 2010) available for issuance to employees, consultants, advisors and directors of the Company and its subsidiaries pursuant to incentive or non-statutory stock options, restricted and unrestricted stock awards and stock appreciation rights.

All stock options under the 2003 Equity Plan and the 2009 Equity Plan are granted at the fair market value of the Common Stock at the grant date. Stock options vest either on the date of grant, ratably over a period determined at time of grant, or upon the accomplishment of specified business milestones, and generally expire 3, 5 or 10 years from the grant date depending on the status of the recipient as a consultant, advisor, employee or director of the Company.

The 2009 Equity Plan was originally adopted by the shareholders of the Company on May 8, 2009. On October 29, 2009, the shareholders of the Company approved an amendment to the 2009 Equity Plan to increase the number of shares of common stock available for issuance thereunder from 3,800,000 to 9,750,000. At the 2010 Annual Meeting of Shareholders of the Company held on June 2, 2010, the shareholders approved an amendment to increase this number to 13,750,000. At a Special Meeting of Shareholders of the Company held on January 18, 2011, the shareholders approved an amendment to increase this number to 17,750,000.

The 2003 Equity Plan and the 2009 Equity Plan are sometimes collectively referred to as the Company’s “U.S. Equity Plan.” The Company’s 2009 Non-U.S. Based Equity Compensation Plan (“Non-U.S. Plan”) makes up to 8,700,000 shares of Common Stock of the Company available for issuance. Persons eligible to receive restricted and unrestricted stock awards, options, stock appreciation rights or other awards under the Non-U.S. Plan are those service providers to the Company and its subsidiaries and affiliates providing services outside of the United States, including employees and consultants of the Company and its subsidiaries and affiliates, who, in the opinion of the Compensation Committee, are in a position to contribute to the Company’s success. Options vest either on the date of grant, ratably over a period determined at time of grant, or upon the accomplishment of specified business milestones, and generally expire 3, 5 or 10 years from the grant date depending on the status of the recipient as a consultant, advisor, employee or director of the Company.

The Non-U.S. Plan was originally adopted by the shareholders of the Company on October 29, 2009. At the 2010 Annual Meeting of Shareholders of the Company held on June 2, 2010, the shareholders approved an amendment to increase the number of shares of common stock authorized for issuance thereunder from 4,700,000 to 8,700,000.

The Company’s results include share-based compensation expense of approximately $6,324,500, $7,380,200, and $1,986,100 for the years ended December 31, 2010, 2009, 2008, respectively. Options vesting on the accomplishment of business milestones will not be recognized for compensation purposes until such milestones are deemed probable of accomplishment. At December 31, 2010 there were options to purchase

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 — Shareholders’ Equity  – (continued)

1,678,575 shares outstanding that will vest upon the accomplishment of business milestones and will be accounted for as an operating expense when such business milestones are deemed probable of accomplishment.

The weighted average estimated fair value of stock options granted in the years ended December 31, 2010, 2009 and 2008 were $1.59, $1.96, and $1.45, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of the Company’s stock. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees.

The range of assumptions made in calculating the fair values of options were as follows:

	Years Ended December 31,
	2010	2009	2008
Expected term (in years)	2 to 10	10	10
Expected volatility	86% – 122%	149% – 217%	100% – 181%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	0.34% – 3.80%	2.98% – 3.81%	3.64% – 4.19%

Activity related to stock options outstanding under the U.S. Equity Plan was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2007	1,113,800	$5.66
Granted	928,000	1.52
Exercised	(2,500)	0.75
Expired	—	—
Cancelled	(314,000)	2.82
Balance at December 31, 2008	1,725,300	3.96
Granted	6,727,274	1.85
Exercised	—	—
Expired	(2,000)	7.00
Cancelled	(110,000)	1.79
Balance at December 31, 2009	8,340,574	1.87
Granted	1,955,000	1.85
Exercised	(90,000)	1.56
Expired	—	—
Cancelled	(273,360)	1.86
Balance at December 31, 2010	9,932,214	$1.87	7.5	$36,010

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 — Shareholders’ Equity  – (continued)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding December 31, 2010	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable December 31, 2010	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.71 to $1.89	4,846,000	8.2	$1.68	2,633,501	8.2	$1.68
$1.89 to $1.96	3,063,664	5.9	1.91	2,463,423	5.8	1.91
$1.96 to $4.96	1,971,200	8.4	2.10	1,422,867	8.0	2.06
$4.96 to $7.01	27,250	4.6	5.60	27,250	4.6	5.60
$7.01 to $15.00	24,100	4.0	11.76	24,100	4.0	11.76
	9,932,214	7.5	$1.87	6,571,141	7.2	$1.90

Activity related to stock options outstanding under the Non U.S. Equity Plan was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2008	—	$—
Granted	1,650,000	2.04
Exercised	—	—
Expired	—	—
Cancelled	—	—
Balance at December 31, 2009	1,650,000	2.04
Granted	2,000,000	2.01
Exercised	—	—
Expired	—	—
Cancelled	(550,000)	2.04
Balance at December 31, 2010	3,100,000	$2.02	9.3	$—

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding December 31, 2010	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable December 31, 2010	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$1.65 to $1.93	750,000	9.7	$1.60	—	—	$—
$1.93 to $2.08	1,100,000	8.8	2.04	266,666	8.8	2.04
$2.08 to $2.22	650,000	9.4	2.16	150,000	9.4	2.16
$2.22 to $2.36	600,000	9.5	2.36	200,000	9.5	2.36
	3,100,000	9.3	$2.02	616,666	9.2	$2.17

The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was approximately $6,191,800, $4,788,600 and $1,329,900, respectively.

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 — Shareholders’ Equity  – (continued)

The number of remaining shares authorized to be issued under the various equity plans are as follows:

	US Equity Plan	Non US Equity Plan
Shares Authorized for Issuance under 2003 Equity Plan	2,500,000	—
Shares Authorized for Issuance under 2009 Equity Plan	13,750,000	—
Shares Authorized for Issuance under Non US Equity Plan	—	8,700,000
	16,250,000	8,700,000
Outstanding Options – US Equity Plan	(9,932,214)	—
Exercised Options	(92,500)	—
Outstanding Options – Non US Equity Plan	—	(3,100,000)
Restricted stock or equity grants issued under Equity Plans	(2,164,555)	(885,000)
Total common shares remaining to be issued under the Option Plans	4,060,731	4,715,000

As of December 31, 2010, there was approximately $7,688,500 of total unrecognized compensation costs related to unvested stock option awards of which approximately $5,034,000 is related to stock options that vest over a weighted average life of 2.07 years. The remaining balance of unrecognized compensation costs of $2,654,500 is related to stock options that vest based on the accomplishment of business milestones which expense begins to be recognized when such milestones become probable of being achieved.

Note 10 — Income Taxes

Loss from operations before income taxes and noncontrolling interest is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
United States	$(25,883.0)	$(24,640.9)	$(9,242.1)
Foreign	7,036.9	(1,267.2)
	$(18,846.1)	$(25,908.1)	$(9,242.1)

The provision for income taxes was as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Current
US Federal	$—	$—	$—
State and local	—	—	—
Foreign	1,381.6	344.2	—
	$1,381.6	$344.2	$—
Deferred
US Federal	$—	$—	$—
State and local	—	—	—
Foreign	(830.7)	(302.5)	—
	$(830.7)	$(302.5)	$—
Total
US Federal	$—	$—	$—
State and local	—	—	—
Foreign	550.9	41.7	—
	$550.9	$41.7	$—

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 — Income Taxes  – (continued)

The provision for income taxes exceeds the amount of income tax benefit determined by applying the U.S. Federal statutory rate of 34% to income before income taxes as a result of the following:

	Years Ended December 31,
	2010	2009	2008
U.S. Federal benefit at statutory rate	$(6,407.7)	$(8,808.8)	$(3,142.3)
State and local benefit net of U.S. Federal tax	(2,509.4)	(2,587.3)	(970.4)
Permanent non deductible expenses for U.S. taxes	1,838.1	2,931.1	647.3
Foreign tax rate differential on current income	(1,841.7)	472.5	—
Reduction in deferred tax assets primarily related to deductibility of certain share-based compensation	2,938.6	—	—
True-up of prior year net operating loss	(413.6)	—	—
Writedown of net operating losses due to Section 382 limitations	1,932.6	7,010.0	—
Valuation allowance for deferred tax assets	5,014.0	1,024.2	3,465.4
Tax provision	$550.9	$41.7	$—

Deferred income taxes at December 31, 2010 and 2009 consist of the following:

	December 31,
	2010	2009
Deferred Tax Assets:
Accumulated net operating losses (tax effected)	$17,236.0	$11,760.0
Deferred revenue	60.8	121.0
Contingent accounts payable	175.4	27.0
Share-based compensation	2,393.0	5,369.0
Damages for patent infringement	189.6	—
Write off of abandoned assets	169.7	—
Inventory reserve	17.1	—
Charitable contributions	176.0	11.0
Bad debt provision	65.8	13.0
Goodwill	164.0	(65.0)
Deferred tax assets prior to tax credit carryovers and net operating loss carryovers	20,647.4	17,236.0
Deferred Tax Liabilities:
Accumulated depreciation	(80.0)	(29.0)
Intangible and indefinite lived assets	(5,857.4)	(5,946.5)
Lease rights	(85.1)	(131.5)
Land use rights	(735.5)	(718.0)
Deferred tax liabilities	(6,758.0)	(6,825.0)
	13,889.4	10,411.0
Valuation reserve	(20,081.0)	(17,207.0)
Net deferred tax liability	$(6,191.6)	$(6,796.0)

The Tax Reform Act of 1986 enacted a complex set of rules limiting the utilization of net operating loss carryforwards (“NOL”) to offset future taxable income following a corporate ownership change. The Company’s ability to utilize its NOL carryforwards is limited following a change in ownership in excess of fifty percentage points during any three-year period.

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 — Income Taxes  – (continued)

Since the year 2000, the Company has had several changes in ownership which has resulted in a limitation on the Company’s ability to apply net operating losses to future taxable income. As of December 31, 2010 the Company has lost $21,973,200, or $7,470,900 in tax benefits, of net operating losses applicable to Federal income taxes which expired due to these limitations. At December 31, 2010, the Company had net operating loss carryforwards of approximately $39,590,500 applicable to future Federal income taxes. The tax loss carryforwards are subject to annual limitations and expire at various dates through 2030. The Company has recorded a full valuation allowance against its net deferred tax asset because it is more likely than not that such deferred tax assets will not be realized. The change in valuation allowance for 2010 is $2,874,000.

At the present time U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries which are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled $6,626,600. Determination of the amount of any unrecognized deferred income tax liability on this difference is not practical.

Note 11 — Segment Information

The Company’s financial information broken down by reportable segment was as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Revenues
Pharmaceutical Manufacturing – China	$69,584.3	$11,386.7	$—
Cell Therapy – United States	181.1	178.4	83.5
Regenerative Medicine – China	55.9	—	—
	$69,821.3	$11,565.1	$83.5
Income (loss) from operations
Pharmaceutical Manufacturing – China	$8,475.9	$487.3	$—
Cell Therapy – United States	(9,690.4)	(5,875.2)	(2,832.4)
Regenerative Medicine – China	(1,427.1)	(1,753.5)	—
Corporate office	(16,236.7)	(18,727.5)	(6,401.1)
	$(18,878.3)	$(25,868.9)	$(9,233.5)
Total assets
Pharmaceutical Manufacturing – China	$125,133.7	$104,899.5	$—
Cell Therapy – United States	1,241.2	2,033.0	1,361.5
Regenerative Medicine – China	5,032.9	2,019.0	—
Corporate office	11,616.9	2,124.8	462.8
	$143,024.7	$111,076.3	$1,824.3

Note 12 — Related Party Transactions

On April 30, 2009, the Company entered into a License and Referral Agreement with Promethean Corporation, now Ceregenex Corporation (“Ceregenex”), through its subsidiary Ceres Living, Inc. (“Ceres”) to use certain Company marks and publications in connection with certain sales and marketing activities relating to Ceregenix’s nutritional supplement known as AIO Premium Cellular (the “Product”); and in connection with the license, Ceres will pay to the Company or the Stem for Life Foundation as reviewed and approved by the Board of Directors of the Company, specified fees for each unit of the Product sold; and Ceres shall engage in a referral service with respect to the Company’s adult stem cell collection and storage

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 — Related Party Transactions  – (continued)

activities. Ceres will receive a specified fee from the Company for each client referred who completes and pays for a stem cell collection. The term of the agreement is three years with each party having the right to renew annually, thereafter. The former CEO of Ceregenex is in an exclusive relationship with the CEO of the Company. The Company has earned $15,354 and $6,320 in royalties in connection with this agreement during the twelve months ended December 31, 2010 and 2009, respectively. The royalty payments were not material in 2009. Additionally Ceregenex has been responsible for referral of certain clients for the Company’s stem cell collection business and receives a commission of 10% for such referrals. Through December 31, 2010 these commissions were not significant.

At December 31, 2010, Erye owed EET, the 49% shareholder of Erye, $8,301,400. Included in the amounts owed to EET are:

•	Dividends paid and loaned back to Erye amounting to $7,965,300 and accrued interest of $571,300, the interest rate on this loan is 5.31%. Erye made an interest payment of approximately $198,500 in February 2010. The loan agreement does not define a fixed repayment date or schedule of payments but does call for repayment after construction of the new manufacturing facility is completed.
•	Non interest bearing advances to EET of $636,000; and
•	A non interest bearing loan from EET of $400,800 due 2011.

Note 13 — Commitments and Contingencies

On May 26, 2006, the Company entered into an employment agreement with Dr. Robin L. Smith, pursuant to which agreement, as amended to date, Dr. Smith serves as the Chief Executive Officer of the Company. Effective as of September 27, 2009, Dr. Smith’s annual base salary was $332,750, and is increased by 10% annually after that date. On July 29, 2009, the Company amended the terms of its employment agreement with Dr. Smith by means of a letter agreement to extend the term of Dr. Smith’s employment to December 31, 2011 and subject to the consummation of the Erye Merger with CBH (which Erye Merger was consummated on October 30, 2009), award Dr. Smith a $275,000 cash bonus for 2009 and comparable minimum annual bonuses for 2010 and 2011. The Company maintains key-man life insurance on Dr. Smith in the amount of $3,000,000. As of October 29, 2009, the Compensation Committee approved the reimbursement to Dr. Smith of premiums, up to $4,000 annually, for disability insurance covering Dr. Smith. The Company has also agreed to pay membership and annual fees for a club in New York of Dr. Smith’s choice for business entertaining and meetings, a car allowance equal to $1,000 per month and reimbursement for life insurance premiums up to $1,200 per month.

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

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 — Commitments and Contingencies  – (continued)

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

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 — Commitments and Contingencies  – (continued)

On July 7, 2010, pursuant to a letter agreement (the “Employment Agreement Extension”) entered into with Catherine M. Vaczy, Esq., the Company’s Vice President and General Counsel, the Company extended Ms. Vaczy’s employment agreement dated January 26, 2007, as amended on January 9, 2008 and August 29, 2008 and reinstated and extended on July 8, 2009 for a one year term (as so amended and extended, the “Original Employment Agreement”). The Employment Agreement Extension was effective as of July 7, 2010 (the “Effective Date”) and continues through December 31, 2011 (as extended, the “Term”). The Employment Agreement Extension provides that during the Term, Ms. Vaczy shall receive (i) a base salary of $211,000 per annum which will be increased by ten percent (10%) on the one year anniversary of the Effective Date; (ii) a bonus of $50,000, half of which was payable upon the Effective Date and half of which was payable upon achievement of a business milestone in January 2011; (iii) a minimum bonus of $60,000 during the second year of the Term; (iv) an option (the “Option”) on the Effective Date under the Company’s 2009 Plan to purchase 350,000 shares of the Company’s common stock, which shall vest and become exercisable as to 100,000 shares on the one year anniversary of the Effective Date, 50,000 shares on December 31, 2011, and as to the remaining 200,000 shares upon the achievement of specified business milestones (of which 150,000 vested in January 2011), the per share exercise price of the Option is equal to the closing price of the common stock on the Effective Date and the Option is subject to all the terms and conditions of the 2009 Plan; (v) the costs of personal stem cell collection; and (vi) business club dues not to exceed $5,000 annually. Except as set forth in the Employment Agreement Extension, the terms of the Original Employment Agreement remain unchanged.

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

The Company entered into an agreement for the lease of executive office space from SLG Graybar Sublease LLC at Suite 450, 420 Lexington Avenue, New York, NY 10170 with a lease term effective April 1, 2009 through June 30, 2013. This serves as the Company’s corporate headquarters. The base monthly rent, which includes storage space, is currently approximately $21,500 per month, scheduled to increase to approximately $22,000 in July 2011. Pursuant to this lease, the Company is obligated to pay on a monthly basis fixed annual rent and certain items as additional rent including utility payments. The security deposit for this property was approximately $157,100.

In September 2009, the Company entered into an agreement for the lease of space from Rivertech Associates II, LLC, c/o The Abbey Group at 840 Memorial Drive, Cambridge, Massachusetts with a lease term effective September 1, 2009 through August 31, 2012. The space is being used for general office, research and development, and laboratory space (inclusive of an adult stem cell collection center). The base rent under this lease is currently $29,737 per month, scheduled to increase to $30,750 per month in September 2011. In addition, the Company is responsible for certain costs and charges specified in the lease, including utilities, operating expenses and real estate taxes. The security deposit was $84,141. The Company is assessing its need for the Cambridge facility going forward given the acquisition of PCT with its Allendale, NJ and Mountain View, CA facilities.

In May 2009, Neo Bio-Technology, one of the Company’s two VIEs in China, entered into leases (assigned to NeoStem (China) in February 2010) with Beijing Zhong-guan-cun Life Science Park Development Corp., Ltd. pursuant to which NeoStem (China) is leasing laboratory, office and storage space in

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 — Commitments and Contingencies  – (continued)

Beijing for the aggregate monthly amount of approximately $23,000. Lease payments are due quarterly in advance, and upon entering into the lease a three month security deposit was also paid. The term of the leases is for approximately three years. The Beijing Facility is located at the Life Science Innovation Center, Life Science Park, Zhongguancum, Beijing.

NeoBiotechnology has been leasing office space in Qingdao since August 2009. The current lease is effective through September 2011 at a monthly rent of approximately $1,300, payable as to half the total lease amount by September 2010 and as to the remaining half in March 2011. It is expected that NeoBiotechnology will move to Tianjin to take advantage of tax and other concessions that are being made available.

In November 2007, the Company entered into an acquisition agreement with UTEK Corporation (“UTEK”) and Stem Cell Technologies, Inc., a wholly owned subsidiary of UTEK (“SCTI”), pursuant to which the Company acquired all the issued and outstanding common stock of SCTI in a stock-for-stock exchange. SCTI contains an exclusive, worldwide license to a technology developed by researchers at the University of Louisville to identify and isolate rare stem cells from adult human bone marrow, called very small embryonic like stem cells. Concurrent with the SCTI acquisition, NeoStem entered into a sponsored research agreement (“SRA”) with the University of Louisville under which NeoStem has been supporting further research in the laboratory of Mariusz Ratajczak, M.D., Ph.D. a co-inventor of the VSELTM Technology and head of the Stem Cell Biology Program at the James Brown Cancer Center at the University of Louisville. The SRA, which has been periodically amended, called for payments in 2008 of $50,000, 2009 of $65,337, and 2010 of $86,068, all of which has been paid and recorded as research and development expense. An additional $95,128 is payable in 2011 until December 31, 2011, the end of the term.

Under a License Agreement entered into with the University of Louisville Research Foundation (“ULRF”) in November 2007, SCTI agreed to engage in a diligent program to develop the VSELTM Technology. Certain license fees and royalties are to be paid to ULRF from SCTI, and SCTI is responsible for all payments for patent filings and related applications. Portions of the license may be converted to a non-exclusive license if SCTI does not diligently develop the VSELTM Technology or terminated entirely if SCTI chooses to not pay for the filing and maintenance of any patents thereunder. Under the License Agreement, which has an initial term of 20 years, the Company has paid to date approximately $117,000, which has been recorded as research and development expense, consisting of various up-front fees, including $22,000 in connection with its May 2010 amendment, and is required to pay under the license certain other future fees including: (i) a specified non-refundable annual license maintenance fee upon issuance of the licensed patent in the United States; (ii) a specified royalty on net sales; (iii) specified milestone payments; and (iv) specified payments in the event of sublicensing. The License Agreement also contains certain provisions relating to “stacking,” permitting SCTI to pay royalties to ULRF at a reduced rate in the event it is required to also pay royalties to third parties exceeding a specified threshold for other technology in furtherance of the exercise of its patent rights or the manufacture of products using the VSELTM Technology.

In connection with the issuance to investors and service providers of many of the shares of the Company’s common stock and warrants to purchase common stock previously disclosed and described herein, the Company granted the holders registration rights providing for the registration of such shares of common stock and shares of common stock underlying warrants on a registration statement to be filed with the Securities and Exchange Commission so as to permit the resale of those shares. Certain of the registration rights agreements provided for penalties for failure to file or failure to obtain an effective registration statement. With respect to satisfying its obligations to the holders of these registration rights, the Company is in various positions. The Company filed a registration statement as required for some of the holders, but to date, the Company has not had such registration statement declared effective. As to some holders, the Company has not yet satisfied its obligation to file. Certain holders with outstanding registration rights have previously waived their registration rights or were subject to lock-up agreements. No holder has yet asserted any claim against the Company with respect to a failure to satisfy any registration obligations. Were someone

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 — Commitments and Contingencies  – (continued)

to assert a claim against the Company for breach of registration obligations, the Company believes it has several defenses that would result in relieving it from some or any liability, although no assurances can be given. The Company also notes that damage claims may be limited, as (i) most, if not all, shares of Common Stock as to which registration rights attached are currently salable under Rule 144 of the Securities Act or are otherwise currently subject to other restrictions on sale and (ii) during much of the relevant periods the warrants with registration rights generally have been out of the money, were subject to lock-up agreements and/or the underlying shares of Common Stock were otherwise subject to restrictions on resale. Accordingly, were holders to assert claims against the Company based on breach of the Company’s obligation to register, the Company believes that the Company’s maximum exposure from non-related parties would not be material.

Xiangbei Welman Pharmaceutical Co., Ltd. v Suzhou Erye Pharmaceutical Co., Ltd. and Hunan Weichu Pharmacy Co., Ltd. involves a patent infringement dispute with respect to a particular antibiotics complex manufactured by Erye (the “Product”). The Changsha Intermediate People’s Court in Hunan Province, PRC in the foregoing case rendered a judgment on May 13, 2010 against Erye as follows: (i) awarding plaintiff Xiangbei Welman damages and costs of approximately 5 million RMB (approximately $750,000) against Erye which was fully accrued for at December 31, 2010; and (ii) enjoining Erye from manufacturing, marketing and selling the Product. The Product represented less than 3% and 3%, respectively, of Erye’s sales in 2009 and 2010, respectively. Erye has appealed the court judgment, and is also engaged in settlement negotiations. On March 21, 2011, Changsha Intermediate Court issued a civil decision suspending the execution of the Preliminary Injunction. Therefore, Erye is currently free to produce, sell or offer to sell the product.

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

At October 31, 2009, Erye had a statutory reserve of $1,126,300. The laws and regulations of the PRC require that before a foreign invested enterprise can legally distribute profits, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserves. To fund its statutory reserve requirement, Erye is required to set aside a certain percentage of their accumulated after-tax profit each year, if any, to fund certain mandated reserve funds of at least 10% each year until its reserves have reached at least 50% of its registered capital, The statutory reserves include the surplus reserve fund and the common welfare fund. The amount of the statutory reserve at December 31, 2010 and December 31, 2009 was determined to be $2,234,600 and $1,126,300, respectively and no further allocations were required.

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 — Commitments and Contingencies  – (continued)

The Company leases office and laboratory facilities and certain equipment under certain noncancelable operating leases that expire from time to time through 2015. A summary of future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year as of December 31, 2010 are as follows (in thousands):

Years Ending December 31,	Operating Leases
2011	$1,239.9
2012	885.6
2013	317.7
2014	37.6
2015	20.2
Thereafter	72.0
Total minumum lease payments	$2,573.0

Expense incurred under operating leases was approximately $889,200, $398,300, and $226,100, for the years ended December 2010, 2009, and 2008, respectively.

Note 14 — Subsequent Events

PCT Merger

On January 19, 2011 (the “Closing Date”), NBS Acquisition Company LLC (“Subco”), a newly formed wholly-owned subsidiary of NeoStem, merged (the “PCT Merger”) with and into Progenitor Cell Therapy, LLC, a Delaware limited liability company (“PCT”), with PCT as the surviving entity, in accordance with the terms of the Agreement and Plan of Merger, dated September 23, 2010 (the “PCT Merger Agreement”), among NeoStem, PCT and Subco. As a result of the consummation of the PCT Merger, NeoStem acquired all of the membership interests of PCT, and PCT is now a wholly-owned subsidiary of NeoStem.

Pursuant to the terms of the PCT Merger Agreement, all of the membership interests of PCT outstanding immediately prior to the effective time of the PCT Merger (the “Effective Time”) were converted into the right to receive, in the aggregate, (i) 10,600,000 shares of the common stock, par value $0.001 per share, of NeoStem (the “NeoStem Common Stock”) (reflecting certain final price adjustments agreed to at the closing) and (ii) warrants to purchase an aggregate 3,000,000 shares of NeoStem Common Stock as follows:

(i)	common stock purchase warrants to purchase one million (1,000,000) shares of NeoStem Common Stock, exercisable over a seven year period at an exercise price of $7.00 per share (the “$7.00 Warrants”), and which will vest only if a specified business milestone (described in the PCT Merger Agreement) is accomplished within three (3) years of the Closing Date of the PCT Merger; and
(ii)	common stock purchase warrants to purchase one million (1,000,000) shares of NeoStem Common Stock exercisable over a seven year term at an exercise price of $3.00 per share (the “$3.00 Warrants”); and
(iii)	common stock purchase warrants to purchase one million (1,000,000) shares of NeoStem Common Stock exercisable over a seven year period at an exercise price of $5.00 per share (the “$5.00 Warrants” and, collectively with the $7.00 Warrants and the $3.00 Warrants, the “Warrants”).

The Warrants are redeemable in certain circumstances. Transfer of the shares issuable upon exercise of the Warrants is restricted until the one year anniversary of the Closing Date.

In accordance with the PCT Merger Agreement, NeoStem has deposited into an escrow account with the escrow agent (who is initially NeoStem’s transfer agent), 10,600,000 shares of NeoStem Common Stock for

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 — Subsequent Events  – (continued)

eventual distribution to the former members of PCT (subject to downward adjustment to satisfy any indemnification claims of NeoStem, all as described in the PCT Merger Agreement).

The issuance of NeoStem securities in the PCT Merger was approved at a special meeting of shareholders of NeoStem held on January 18, 2011 (the “NeoStem Special Meeting”), on which date the PCT Merger was also approved at a special meeting of members of PCT.

The description of the PCT Merger contained in this Note 14 does not purport to be complete and is qualified in its entirety by reference to the PCT Merger Agreement, which is attached to NeoStem’s Joint Proxy Statement/Prospectus dated December 16, 2010 and filed with the Securities and Exchange Commission on December 17, 2010 (the “Joint Proxy Statement/Prospectus”), the Warrant Agreement between NeoStem and Continental Stock Transfer & Trust Company, and the forms of $3.00 Global Warrant, $5.00 Global Warrant and $7.00 Global Warrant attached thereto, which is filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 18, 2011 (the “Form 8-K”) and the escrow agreement, which is filed as Exhibit 10.4 to the Form 8-K, respectively.

Amendment to the 2009 Plan

At the NeoStem Special Meeting held on January 18, 2011, the shareholders of NeoStem duly approved an amendment to the NeoStem, Inc. 2009 Equity Compensation Plan (the “2009 Plan”) to increase the number of shares of NeoStem Common Stock authorized for issuance thereunder by 4,000,000 shares (that is, from 13,750,000 shares to 17,750,000 shares), and NeoStem thereupon effected such amendment to the 2009 Plan. Persons eligible to receive restricted and unrestricted stock awards, options, stock appreciation rights or other awards under the 2009 Plan are those employees, consultants and directors of NeoStem and its subsidiaries who, in the opinion of the Compensation Committee of NeoStem’s Board of Directors, are in a position to contribute to NeoStem’s success.

Financing

On March 3, 2011, the Company consummated a private placement pursuant to which five persons and entities acquired an aggregate of 2,343,750 shares of Common Stock for an aggregate consideration of $3,000,000 (purchase price $1.28 per share). The investors included Steven S. Myers (one of the Company’s directors) (who purchased 390,625 shares) and Dr. Andrew L. Pecora (the Chief Medical Officer of the Company’s subsidiary PCT) (who purchased 78,125 shares). On April 5, 2011, we consummated a private placement pursuant to which nine persons and entities acquired an aggregate of 1,244,375 shares of Common Stock for an aggregate consideration of $1,592,800 (purchase price $1.28 per share).

Compensation Matters

On April 4, 2011, the Company entered into an amendment of its May 26, 2006 employment agreement with Dr. Robin L. Smith, pursuant to which, as previously amended (the “Agreement”), Dr. Smith serves as Chairman of the Board and Chief Executive Officer of the Company. Pursuant to the amendment, (i) the term of the Agreement was extended from December 31, 2011 to December 31, 2012; (ii) Dr. Smith will receive cash bonuses on October 1, 2011 and 2012 in the minimum amount of 110% of the prior year’s bonus; (iii) a failure to renew the Agreement at the end of the term regardless of reason shall be treated as a termination by the Company without cause; (iv) the Company shall pay Dr. Smith her base salary and COBRA premiums (a) for one year in the event of a termination of the agreement by Dr. Smith for other than good reason and (b) during any period during which she is bound by non-competition, non-solicitation or similar covenants with the Company (such payments shall not be made during the time Dr. Smith is also receiving payments under (iii) or (iv)(a)); (v) Dr. Smith was granted an option to purchase 1,500,000 shares of Common Stock at a per share exercise price equal to the closing price of the Common Stock on the date of the amendment, vesting as to 500,000 shares on each of the date of grant, December 31, 2011 and December 31, 2012; (vi) all other unvested options held by Dr. Smith were immediately vested; (vii) any vested options previously or hereafter

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 — Subsequent Events  – (continued)

granted to Dr. Smith during the remainder of the term shall remain exercisable following termination of employment for the full option term until the expiration date; (viii) the Company agreed that, with the exception of the period of time during which Dr. Smith is a Company affiliate and for 90 days thereafter (during which time any shares owned by or issued to Dr. Smith will bear the Company’s standard affiliate legend), the Company will not place legends on shares on Common Stock owned by Dr. Smith restricting the transfer of such shares so long as such shares are sold under an effective registration statement, pursuant to Rule 144 or are eligible for sale under Rule 144 without volume limitations; and (ix) if Dr. Smith ceases to be employed by the Company and for so long as she continues to own shares of Common Stock the sale of which would require that the current public information requirement of Rule 144 be met, the Company will use its reasonable best efforts to timely meet those requirements or obtain appropriate extensions or otherwise make available such information as is required. Except as set forth in the amendment, the Agreement remains unchanged.

On April 4, 2011, the Compensation Committee of the Board of Directors issued options to purchase an aggregate of up to approximately 2,550,000 shares of Common Stock to Company employees, officers, advisors and consultants in a company-wide grant. An aggregate of 1,250,000 of such options were issued to executive officers. The per share exercise price was the closing price on the date of grant.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

(a)  Disclosure Controls and Procedures

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

As of the end of the Company’s fourth fiscal quarter ended December 31, 2010 covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control — Integrated Framework and the material weakness described below, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010.

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

The following material weakness has been identified by management in connection with its assessment as of December 31, 2010. The Company has determined that it had a material weakness in its accounting for share-based payment arrangements as a result of errors identified with respect to the Company’s accounting for awards to employees and non-employees. Such errors were the result of ineffective controls primarily related to the application of accounting principles generally accepted in the United States. With respect to both employee and non-employee awards, the Company did not timely evaluate the impact of modifications to certain awards and the effect such modifications had, if any, on recognized compensation expense. With respect to non-employee awards, the Company was not consistently subjecting such awards to re-measurement at each reporting period consistent with the guidance in ASC 505-50, Equity-Based Payments to Non-Employees. With respect to awards to employees, the expected life used in valuing such awards previously was based on the contractual term of the options rather than through the use of the “simplified” method, as prescribed by the SEC under Staff Accounting Bulletin No. 110, which the Company has determined to be more appropriate given its limited historical experience with respect to option exercises. In addition, certain employee awards that contain performance conditions were not appropriately evaluated and accounted for in determining whether or not the underlying performance conditions were probable of being achieved. Expense associated with certain awards was initially recognized on a graded vesting basis rather than a straight-line basis consistent with the Company’s accounting policy.

The Company has taken steps during 2010 to remediate this weakness, including (1) the adoption of the “simplified” method for estimating the expected term of share-based awards issued to employees; (2) undertaking a complete review of all share-based payment transactions with non-employees to ensure that the appropriate re-measurement considerations were taken into account and were reflected in the financial statements appropriately; (3) the organization of an internal management committee which meets at least quarterly and consists of senior members of the accounting and legal departments, as well as the CEO, to review share-based awards with performance conditions to assess the probability of the performance conditions being achieved; and (4) the implementation of a new share-based management system which will integrate the administration and accounting for the Company’s share-based payment arrangements, which is expected to be fully implemented in the second quarter of 2011. The adjustments that were recorded to correct the Company’s share-based compensation charges for the weaknesses noted above were not material to its financial position or results of operations for any period during 2010 and 2009.

As of December 31, 2009, management had concluded that the Company’s internal control over financial reporting was not effective due to the material weaknesses previously identified by China Biopharmaceuticals Holdings, Inc. (“CBH”), which was acquired by the Company on October 30, 2009. As a result of the merger with CBH, the Company acquired CBH’s 51% ownership interest in Suzhou Erye Pharmaceuticals Company Ltd. (“Erye”), a Sino-foreign joint venture with limited liability organized under the laws of the People’s Republic of China (the “Erye Merger”). Prior to the Erye Merger, in its assessment of its internal control over financial reporting as of December 31, 2008, CBH identified in substance the material weaknesses set forth below. As of September 30, 2009, CBH reported that such material weaknesses had not been remediated and continued to exist. Because the acquisition was completed in the fourth quarter of 2009, the Company had not yet had sufficient time to remediate the material weaknesses previously identified by CBH and in its assessment of internal control over financial reporting as of December 31, 2009, the Company was unable to conclude that the above material weaknesses previously reported by CBH had been fully remediated. Since that time, management developed a remediation plan to strengthen the Company’s internal control over financial reporting. The following plans were implemented during calendar year 2010 to sufficiently remediate the material weaknesses as of December 31, 2010:

1.	Insufficient U.S. GAAP qualified accounting and finance personnel.

As the US GAAP closing process related to non-routine transactions and estimates, CBH did not have sufficient US GAAP qualified accounting and finance personnel necessary to close its books at its subsidiaries in China. CBH’s subsidiaries in China did not maintain books and records in accordance with US GAAP and had to make adjusting entries to prepare and report financial statements in accordance with US GAAP. Because the accounting personnel were not familiar with US GAAP, non-routine transactions and estimates were not properly accounted for under US GAAP. This material weakness resulted in adjustments to several significant accounts and disclosures and contributed to other material weaknesses described below.

Remediation Plan

•	Management has contracted with a third party service provider experienced with both Chinese accounting practices and US GAAP. The contractor assists the CFO in analyzing the Erye financial statements and in performing adjustments to convert the Erye financial statements consistent with US GAAP requirements.
•	A standard financial reporting package has been developed that requires the basic financial statements, key financial analysis and supporting information needed to transform Erye’s financial information into US GAAP financial statements.
•	The CFO and Vice President of Finance (or functional equivalent) are CPAs with extensive experience in US GAAP financial reporting. The CFO and Vice President of Finance (or functional equivalent) review the Erye financial statements and process all US GAAP adjustments centrally.
•	Accounting policies and practices at Erye have been reviewed and several new accounting processes were developed that strengthened local accounting practices. The processes were written to ensure Erye’s accounting adheres to US GAAP and are monitored by our third party service provider. The accounting policies include:
a)	Revenue recognition
b)	Expense recognition
c)	Inventory pricing/valuation
d)	Bad debt reserves
e)	Abandonment of fixed assets
2.	Lack of Internal Audit System.

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

Remediation Plan

•	Management has considered the need for an internal audit function and believes the size of the organization does not justify a full time internal audit resource. Although a full time internal audit function is not warranted, management has contracted with a third party service provider to perform an assessment of internal control at Erye. The service provider will continue to provide internal control assessment services annually and will be available to perform internal audits as deemed necessary by management.

3.	Financial Statement Closing Process.

CBH’s controls over the financial statement close process related to account reconciliation and analyses, including bank accounts, certain long-lived assets and accrued liabilities, were not effective. As a result, a large volume of adjustments were necessary to completely and accurately present the financial statements in accordance with US GAAP.

Remediation Plan

•	Upon the closing of the Erye Merger, the NeoStem Corporate Accounting staff took responsibility for consolidations and external reporting requirements that CBH and the Erye accounting staff had previously been responsible for. The NeoStem Corporate Accounting staff has sufficient experience and training to ensure that the Erye financial statements are prepared and published in accordance with US GAAP.
•	Erye maintains books and records on a basis that is consistent with the tax laws in China, not on the basis of US GAAP. Prior to the Erye Merger, the transformation of these financial records from Chinese tax basis to US GAAP was accomplished by maintaining a worksheet of adjustments that were applied to the Erye trial balance. When the Erye Merger was completed, a general ledger was established to maintain the adjustments needed to transform Erye’s financial information into US GAAP financial statements.
•	A standard financial reporting package has been developed that requires the basic financial statements, key financial analysis and supporting information needed to transform Erye’s financial information into US GAAP financial statements.
•	Management has contracted with a third party service provider experienced with both Chinese accounting practices and US GAAP. The contractor assists the CFO in analyzing the Erye financial statements and in performing adjustments to convert the Erye financial statements consistent with US GAAP requirements.
•	The CFO and Vice President of Finance (or functional equivalent) are CPAs with extensive experience in US GAAP financial reporting. The CFO and Vice President of Finance (or functional equivalent) review the Erye financial statements and process all US GAAP adjustments centrally.

In addition, the Company believes that the oversight provided by its audit committee, which, unlike CBH’s audit committee, is comprised of three independent and financially sophisticated members, at least one of whom qualifies as an “audit committee financial expert” as defined in applicable SEC rules, have supported and furthered the remediation steps set forth above.

In its assessment of internal control over financial reporting as of December 31, 2010, the Company has concluded that the above material weaknesses previously reported by CBH have been fully remediated.

(c)  Attestation Report of Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-FrankWall Street Reform and Consumer Protection Act.

(d)  Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15, that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described above in (b). The Company regularly reviews its system of internal controls over financial reporting and makes changes to its processes and systems to improve controls and increase efficiency, while ensuring that the Company maintains an effective internal control environment. Changes include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes, as well as utilizing the services of third party consultants to ensure compliance, which the Company has done as a result of the acquisition of Erye.

ITEM 9B. OTHER INFORMATION.

For information with respect to certain recent events involving an amendment to our Chief Executive Officer’s employment agreement, issuances of stock options and issuances of equity in unregistered private transactions, see Note 14 — Subsequent Events — in our notes to our audited financial statements and Part II, Item 5.(a), Recent Sales of Unregistered Securities.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, to be filed not later than May 2, 2011 (120 days after the close of our fiscal year ended December 31, 2010).

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the definitive Proxy Statement for our 2011 Annual Meeting of Shareholders, to be filed not later than May 2, 2011 (120 days after the close of our fiscal year ended December 31, 2010).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the definitive Proxy Statement for our 2011 Annual Meeting of Shareholders, to be filed not later than May 2, 2011 (120 days after the close of our fiscal year ended December 31, 2010).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the definitive Proxy Statement for our 2011 Annual Meeting of Shareholders, to be filed not later than May 2, 2011 (120 days after the close of our fiscal year ended December 31, 2010).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the definitive Proxy Statement for our 2011 Annual Meeting of Shareholders, to be filed not later than May 2, 2011 (120 days after the close of our fiscal year ended December 31, 2010).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are being filed as part of this Report:

(a)(1) FINANCIAL STATEMENTS:

Reference is made to the Index to Financial Statements and Financial Statement Schedule on Page 86.

(a)(2) FINANCIAL STATEMENT SCHEDULE:

Reference is made to the Index to Financial Statements and Financial Statement Schedule on Page 86.

All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements or Notes thereto.

(a)(3) EXHIBITS:

Exhibit	Description	Reference
2.1	Agreement and Plan of Merger, dated as of September 23, 2010, by and among NeoStem, Inc., NBS Acquisition Company LLC, and Progenitor Cell Therapy, LLC(1)	2.1
2.2	Agreement and Plan of Merger, dated as of November 2, 2008, by and among NeoStem, Inc., China Biopharmaceuticals Holdings, Inc., China Biopharmaceuticals Corp., and CBH Acquisition LLC, as amended by Amendment No. 1 dated as of July 1, 2009 and Amendment No. 2 dated as of August 27, 2009(2)	Annex A
3.1	Amended and Restated Certificate of Incorporation, as amended (as certified March 25, 2011)†	3.1
3.2	Amended and Restated By-Laws dated August 31, 2006†	3.2
4.1	Form of Underwriters’ Warrant dated August 14, 2007(3)	10.2
4.2	Form of Underwriter Warrant Clarification Agreement among NeoStem, Inc. and certain members of its Underwriting Group(4)	10.4
4.3	Form of Class A Warrant Agreement and Certificate from August 2007(5)	4(b)
4.4	Form of Warrant Clarification Agreement between NeoStem, Inc. and Continental Stock Transfer and Trust Company(4)	10.3
4.5	Restated Warrant Agreement dated August 14, 2007(3)	10.1
4.6	Form of Warrant to Purchase Shares of Common Stock of Phase III Medical, Inc from June 2006(6)	10.3
4.7	Form of Phase III Medical, Inc. Warrant to Purchase Shares of Common Stock from July/August 2006(7)	10.3
4.8	Form of Redeemable Warrant to Purchase Shares of Common Stock of NeoStem, Inc. from January/February 2007(8)	10.2
4.9	Form of Non-Redeemable Warrant to Purchase Shares of Common Stock of NeoStem, Inc. from January/February 2007(8)	10.3
4.10	Form of Redeemable Warrant to Purchase Shares of Common Stock of NeoStem, Inc. from May 2008(9)	10.1
4.11	Form of Redeemable Warrant to Purchase Shares of Common Stock of NeoStem, Inc. issued to RimAsia Capital Partners L.P. in September 2008(10)	10.2
4.12	Letter Agreement dated December 18, 2008 between NeoStem, Inc. and RimAsia Capital Partners, L.P.(11)	4.1

Exhibit	Description	Reference
4.13	Form of Warrant to Purchase Shares of Common Stock of NeoStem, Inc. from October 2008(11)	4.2
4.14	Form of Redeemable Warrant to Purchase Shares of Common Stock of NeoStem, Inc. from November 2008(11)	4.3
4.15	Specimen Certificate for Common Stock(12)	4.1
4.16	Form of Warrant issued in connection with April and July 2009 private placements(13)	4.2
4.17	Form of Class E Common Stock Purchase Warrant(2)	Annex J
4.18	Form of Common Stock Purchase Warrant from June 2010(14)	4.1
4.19	Form of Placement Agent Warrant from June 2010(14)	4.2
4.20	Amended and Restated Warrant, dated March 15, 2010, issued to RimAsia Capital Partners, L.P.(16)	4.1
4.21	Form of Warrant from the November 2010 Common Stock Offering(17)	4.1
4.22	Form of Warrant from the November 2010 Preferred Stock Offering(17)	4.2
4.23	Warrant Agreement, dated as of January 19, 2011, between NeoStem, Inc. and Continental Stock Transfer & Trust Company, with the forms of $3.00 Warrant, $5.00 Warrant and $7.00 Warrant attached thereto(18)	4.1
10.1	License Agreement between Stem Cell Technologies, Inc. and the University of Louisville Research Foundation, Inc.(19)	10.2
10.2	Amendment No. 1 to Exclusive License Agreement between Stem Cell Technologies, Inc. and the University of Louisville Research Foundation, Inc.(20)	10.2
10.3	Amendment No. 2 to Exclusive License Agreement between University of Louisville Research Foundation, Inc. and Stem Cell Technologies, Inc.(15)	10.1
10.4	Sponsored Research Agreement between NeoStem, Inc. and the University of Louisville Research Foundation, Inc.(19)	10.3
10.5	Amendment No. 1 to Sponsored Research Agreement between NeoStem, Inc. and the University of Louisville Research Foundation, Inc.(20)	10.1
10.6	Stem Cell Collection Services Agreement dated December 15, 2006 between NeoStem and HemaCare Corporation(21)	10.1
10.7	Consigned Management and Technology Service Agreement dated June 1, 2009 among Qingdao Niao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Qingdao Niao Bio-Technology Ltd.(22)	10.1
10.8	Equity Pledge Agreement dated June 1, 2009 among Qingdao Niao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Qingdao Niao Bio-Technology Ltd.(22)	10.2
10.9	Exclusive Purchase Option Agreement dated June 1, 2009 among Qingdao Niao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Qingdao Niao Bio-Technology Ltd.(22)	10.3
10.10	Loan Agreement dated June 1, 2009 between NeoStem (China), Inc. and The Shareholder of Qingdao Niao Bio-Technology Ltd.(22)	10.4
10.11	Consigned Management and Technology Service Agreement dated June 1, 2009 among Beijing Ruijieao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Beijing Ruijieao Bio-Technology Ltd.(22)	10.5
10.12	Equity Pledge Agreement dated June 1, 2009 among Beijing Ruijieao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Beijing Ruijieao Bio-Technology Ltd.(22)	10.6

Exhibit	Description	Reference
10.13	Exclusive Purchase Option Agreement dated June 1, 2009 among Beijing Ruijieao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Beijing Ruijieao Bio-Technology Ltd.(22)	10.7
10.14	Loan Agreement dated June 1, 2009 between NeoStem (China), Inc. and The Shareholder of Beijing Ruijieao Bio-Technology Ltd.(22)	10.8
10.15	Equity Pledge Agreement dated August 30, 2010 among Beijing Ruijieao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Beijing Ruijieao Bio-Technology Ltd.(23)	10(d)
10.16	Exclusive Purchase Option Agreement dated June 21, 2010 among Beijing Ruijieao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Beijing Ruijieao Bio-Technology Ltd.(23)	10(e)
10.17	Consigned Management and Technology Service Agreement dated June 21, 2010 among Beijing Ruijieao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Beijing Ruijieao Bio-Technology Ltd.(23)	10(f)
10.18	Loan Transfer Agreement dated June 21, 2010 among NeoStem (China), Inc., the Shareholder of Beijing Ruijieao Bio-Technology Ltd. and Jianhua Sui(23)	10(g)
10.19	October 2009 English translation of Joint Venture Contract of Suzhou Erye Pharmaceutical Co., Ltd.(24)	10(www)
10.20	English Translation of Amendment Agreement to Joint Venture Contract of Suzhou Erye Pharmaceutical Co., Ltd. dated May 21, 2010 approved August 16, 2010(23)	10(c)
10.21	Network Agreement, dated June 15, 2009, between NeoStem, Inc. and Enhance BioMedical Holdings Limited(2)	10.1
10.22	Funding Agreement made as of July 1, 2009 by and between NeoStem, Inc., China Biopharmaceuticals Holdings, Inc., China Biopharmaceuticals Corp., and RimAsia Capital Partners L.P.(25)	10.2
10.23	Agreement among Progenitor Cell Therapy, LLC, NeoStem, Inc. and NeoStem (China), Inc. dated December 31, 2009(26)	10.1
10.24	Confidentiality Agreement dated as of April 30, 2010 between NeoStem, Inc. and Enhance BioMedical Holdings Limited(15)	10.3
10.25	Consulting Agreement, dated as of May 11, 2010 between NeoStem, Inc. and RimAsia Capital Partners, LP(15)	10.4
10.26	Form of Subscription Agreement from May 2008 among NeoStem, Inc. and certain investors listed therein(9)	10.1
10.27	Form of Subscription Agreement between NeoStem, Inc. and RimAsia Capital Partners, L.P. dated September 2, 2008(10)	10.1
10.28	Form of Subscription Agreement from October 2008 between NeoStem, Inc. and an investor listed therein(11)	10.1
10.29	Form of Subscription Agreement from November 2008 between NeoStem, Inc. and an investor listed therein(11)	10.2
10.30	Form of Subscription Agreement from the April 2009 private placement(13)	4.3
10.31	Underwriting Agreement, dated as of February 11, 2010, between NeoStem, Inc. and Roth Capital Partners, LLC(27)	1.1
10.32	Common Stock Purchase Agreement dated as of May 19, 2010 by and between NeoStem, Inc. and Commerce Court Small Cap Value Fund, Ltd.(28)	10.1
10.33	Placement Agent Agreement, dated June 24, 2010 between NeoStem, Inc. and Rodman & Renshaw(14)	1.1

Exhibit	Description	Reference
10.34	Securities Purchase Agreement, dated as of June 25, 2010 between NeoStem, Inc. and certain purchasers(14)	10.1
10.35	Underwriting Agreement, dated November 16, 2010, by and between NeoStem, Inc. and Cowen and Company, LLC(17)	1.1
10.36	Placement Agent Agreement, dated November 16, 2010, by and between NeoStem, Inc. and Cowen and Company, LLC (as representative for the placement agents)(17)	1.2
10.37	Securities Purchase Agreement, dated November 16, 2010, by and among NeoStem, Inc., JGB Management Inc. and certain Purchasers(17)	10.1
10.38	Escrow Agreement by and among NeoStem, Inc., JGB Management Inc., and Wells Fargo Bank, National Association(17)	10.2
10.39	Escrow Agreement, dated as of January 19, 2011, among NeoStem, Inc., Progenitor Cell Therapy, LLC, Andrew Pecora as PCT Representative and Continental Stock Transfer & Trust Company, as Escrow Agent(18)	10.4
10.40	Form of Lock Up and Voting Agreement (NeoStem) dated November 2, 2008 by and between NeoStem, Inc., China BioPharmaceutical Holdings, Inc. and the individuals listed therein(11)	10.3
10.41	Form of Lock Up and Voting Agreement (China BioPharmaceutical Holdings, Inc.) dated November 2, 2008 by and between NeoStem, Inc., China BioPharmaceutical Holdings, Inc. and the individuals listed therein(11)	10.4
10.42	Amendment No. 1 dated June 29, 2009 to Lock Up and Voting Agreement (NeoStem) dated November 2, 2008 by and between NeoStem, Inc., China BioPharmaceutical Holdings, Inc. and the individuals listed therein.(29)	10.3
10.43	Joinders dated June 29, 2009 to Lock Up and Voting Agreement (NeoStem) dated November 2, 2008 by and between NeoStem, Inc., China BioPharmaceutical Holdings, Inc. and the individuals listed therein.(29)	10.4
10.44	Form of Voting and Lock Up Agreement August/September 2010 by and between NeoStem, Inc. and the persons listed therein, with related Form of Amendment No. 1 to Voting and Lock-Up Agreement October 2010(23)	10(h)
10.45	Lease Modification Agreement dated April 13, 2009 between NeoStem, Inc. and SLG Graybar Sublease LLC and Original Agreement of Lease dated as of June 14, 2006, with related Consent and Assignment and Assumption Documents(29)	10.1
10.46	Commercial Lease dated as of September 1, 2009 between NeoStem, Inc. and Rivertech Associates II, LLC, c/o The Abbey Group(30)	10(www)
10.47	English translations of Supplemental Lease Agreement (Assignment) dated as of February 20, 2010 among NeoStem (China), Inc., Qingdao Niao Bio-Technology Company and Beijing Zhongguancun Life Science Park Development Co., Ltd. and related House Lease Agreement dated May 12, 2009 between Qingdao Niao Bio-Technology Company and Beijing Zhongguancun Life Science Park Development Co., Ltd.(15)	10.2
10.48	Lease dated September 1, 2005 between Vanni Business Park, LLC and Progenitor Cell Therapy, LLC, as amended by First Amendment of Lease effective as of July 1, 2006†	10.48
10.49	Bond Agreement dated as of October 1, 2007 by and among the New Jersey Economic Development Authority, PCT Allendale, LLC and Commerce Bank/North†	10.49

Exhibit	Description	Reference
10.50	Note dated October 31, 2007, made by PCT Allendale, LLC in favor of the New Jersey Economic Development Authority†	10.50
10.51	Mortgage and Security Agreement from PCT Allendale, LLC to New Jersey Economic Development Authority and Commerce Bank/North, dated October 31, 2007†	10.51
10.52	Mortgage Loan Note dated November 30, 2010, made by PCT Allendale, LLC in favor of TD Bank, N.A.†	10.52
10.53	Mortgage, Security Agreement and Fixture Filing made as of the 30th day of November, 2010, between PCT Allendale, LLC and TD Bank, N.A.†	10.53
10.54	NeoStem, Inc. 2003 Equity Participation Plan, as amended+(31)	10.2
10.55	Form of Stock Option Agreement+(32)	10.2
10.56	Form of Option Agreement dated July 20, 2005+(33)	10.5
10.57	NeoStem, Inc. 2009 Equity Compensation Plan, as amended+(18)	10.3
10.58	Form of Stock Option Grant Agreement under NeoStem, Inc. 2009 Equity Compensation Plan+(15)	10(g)
10.59	NeoStem, Inc. 2009 Non-U.S. Based Equity Compensation Plan, as amended+ †	10.59
10.60	Form of Grant Agreement under NeoStem, Inc. 2009 Non-U.S. Based Equity Compensation Plan+(15)	10(h)
10.61	Employment Agreement between Phase III Medical, Inc. and Dr. Robin L. Smith, dated May 26, 2006+(6)	10.4
10.62	January 26, 2007 Amendment to Employment Agreement of Dr. Robin L. Smith+(34)	10.1
10.63	September 27, 2007 Amendment to Employment Agreement of Dr. Robin L. Smith+(35)	10.1
10.64	Letter agreement dated January 9, 2008 with Dr. Robin L. Smith+(36)	10.1
10.65	Amendment dated July 29, 2009 to Employment Agreement dated May 26, 2006 between NeoStem, Inc. and Dr. Robin L. Smith+(37)	10.1
10.66	Amendment dated April 4, 2011 to Employment Agreement dated May 26, 2006 between NeoStem, Inc. and Dr. Robin L. Smith+†	10.66
10.67	Employment Agreement between the Company and Larry A. May dated January 19, 2006+(38)	10.1
10.68	Letter Agreement between Phase III Medical, Inc. and Larry A. May effective as of June 2, 2006+(6)	10.7
10.69	January 26, 2007 Amendment to Employment Agreement of Larry A. May+(34)	10.3
10.70	Letter Agreement, dated April 20, 2005, between Phase III Medical, Inc. and Catherine M. Vaczy+(39)	10.3
10.71	Letter Agreement dated August 12, 2005 with Catherine M. Vaczy+(33)	10.7
10.72	Letter Agreement dated December 22, 2005 between Phase III Medical, Inc. and Catherine M. Vaczy+(40)	10(y)
10.73	Letter Agreement dated January 30, 2006 between Phase III Medical, Inc. and Catherine M. Vaczy+(40)	10(cc)
10.74	Letter Agreement between Phase III Medical, Inc. and Catherine M. Vaczy effective as of June 2, 2006+(6)	10.6
10.75	January 26, 2007 Employment Agreement with Catherine M. Vaczy+(34)	10.4
10.76	Letter agreement dated January 9, 2008 with Catherine M. Vaczy+(36)	10.2

Exhibit	Description	Reference
10.77	Letter Agreement dated July 8, 2009 between NeoStem, Inc. and Catherine M. Vaczy, Esq.+(41)	10.2
10.78	Letter Agreement dated July 7, 2010 between NeoStem, Inc. and Catherine M. Vaczy, Esq.+(23)	10(a)
10.79	Employment Agreement dated July 6, 2009 between NeoStem, Inc. and Alan Harris, M.D., Ph.D.+(41)	10.1
10.80	Employment Agreement dated August 17, 2009 between NeoStem, Inc. and Anthony Salerno+(42)	10(vvv)
10.81	Amendment No. 1 dated June 9, 2010 to Employment Agreement dated August 17, 2009 by and between NeoStem, Inc. and Anthony M. Salerno+(43)	10.1
10.82	Letter Agreement, dated June 9, 2010 between NeoStem, Inc. and Madam Zhang Jian+(43)	10.2
10.83	Employment Agreement dated September 1, 2010 between NeoStem (China), Inc. and Ian Zhang+(23)	10(b)
10.84	Employment Agreement, dated as of September 23, 2010 and effective on January 19, 2011, by and between Progenitor Cell Therapy, LLC, NeoStem, Inc. and Andrew L. Pecora+(18)	10.1
10.85	Employment Agreement, dated as of September 23, 2010 and effective on January 19, 2011, by and between Progenitor Cell Therapy, LLC, NeoStem, Inc. and Robert A. Preti+(18)	10.2
10.86	Employment Agreement, dated as of February 25, 2011 and effective on March 4, 2011, by and between NeoStem, Inc. and Jason Kolbert+ †	10.86
10.87	Consulting Agreement, effective March 8, 2011, by and between NeoStem, Inc. and Acute Care Partners+†	10.87
10.88	Separation Agreement and General Release made as of September 29, 2009, by and between Mark Weinreb and NeoStem, Inc.+(2)	10(xxx)
10.89	Form of Indemnification Agreement for directors, officers and certain other employees(2)	10.2
14.1	Code of Ethics for Senior Financial Officers†	14.1
21.1	Subsidiaries of NeoStem, Inc.†	21.1
23.1	Consent of Deloitte & Touche LLP†	23.1
23.2	Consent of Holtz Rubenstein Reminick LLP†	23.2
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†	31.1
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†	31.2
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†	32.1
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†	32.2

+	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.
†	Filed herewith.
(1)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated September 23, 2010, which exhibit is incorporated here by reference.

(2)	Filed with the SEC as an exhibit, numbered as indicated above, to Pre-Effective Amendment No. 4 to our Registration Statement on Form S-4, File No. 333-160578, which exhibit is incorporated here by reference.
(3)	Filed with the SEC as an exhibit, numbered as indicated above, to our quarterly report on Form 10-QSB for the quarter ended September 30, 2007, which exhibit is incorporated here by reference.
(4)	Filed with the SEC as an exhibit, numbered as indicated above, to our quarterly report on Form 10-Q for the quarter ended September 30, 2008, which exhibit is incorporated here by reference.
(5)	Filed with the SEC as an exhibit, numbered as indicated above, to Pre-Effective Amendment No. 3 to our Registration Statement on Form SB-2/A, File No. 333-142923, which exhibit is incorporated here by reference.
(6)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated June 2, 2006, which exhibit is incorporated here by reference.
(7)	Filed with the SEC as an exhibit, numbered as indicated above, to our Registration Statement on Form S-1, File No. 333-137045, which exhibit is incorporated here by reference.
(8)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated January 26, 2007, which exhibit is incorporated here by reference.
(9)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated May 20, 2008, which exhibit is incorporated here by reference.
(10)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated August 28, 2008, which exhibit is incorporated here by reference.
(11)	Filed with the SEC as an exhibit, numbered as indicated above, to our annual report on Form 10-K for the year ended December 31, 2008, which exhibit is incorporated here by reference.
(12)	Filed with the SEC as an exhibit, numbered as indicated above, to our Registration Statement on Form S-3, File No. 333-145988, which exhibit is incorporated here by reference.
(13)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated April 13, 2009, which exhibit is incorporated here by reference.
(14)	Filed with the SEC on June 28, 2010, as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated June 25, 2010, which exhibit is incorporated here by reference.
(15)	Filed with the SEC on August 16, 2010, as an exhibit, numbered as indicated above, to our quarterly report on Form 10-Q for the quarterly period ended June 30, 2010, which exhibit is incorporated here by reference.
(16)	Filed with the SEC on March 18, 2010 as an exhibit, numbered as indicated above, to our current report on Form 8-K dated March 15, 2010, which exhibit is incorporated here by reference.
(17)	Filed with the SEC on November 16, 2010, as an exhibit, numbered as indicated above, to our current report on Form 8-K dated November 16, 2010, which exhibit is incorporated here by reference.
(18)	Filed with the SEC on January 24, 2011, as an exhibit, numbered as indicated above, to our current report on Form 8-K dated January 18, 2011, which exhibit is incorporated here by reference.
(19)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated November 13, 2007, which exhibit is incorporated here by reference. Certain portions of Exhibits 10.1 and 10.4 (Exhibits 10.2 and 10.3 to the current report, respectively)were omitted based upon a request for confidential treatment, and the omitted portions were filed separately with the SEC on a confidential basis.
(20)	Filed with the SEC as an exhibit, numbered as indicated above, to our quarterly report on Form 10-Q for the quarter ended March 31, 2009, which exhibit is incorporated here by reference.
(21)	Filed with the SEC as an exhibit, numbered as indicated above, to our annual report on Form 10-K for the year ended December 31, 2006, which exhibit is incorporated here by reference.
(22)	Filed as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated July 2, 2009, which exhibit is incorporated here by reference.
(23)	Filed with the SEC on November 12, 2010 as an exhibit, numbered as indicated above, to our quarterly report on Form 10-Q for the quarterly period ended September 30, 2010, which exhibit is incorporated here by reference.

(24)	Filed with the SEC on March 31, 2010, as an exhibit, numbered as indicated above, to our annual report on Form 10-K for the fiscal year ended December 31, 2009, which exhibit is incorporated here by reference.
(25)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated July 1, 2009, which exhibit is incorporated here by reference.
(26)	Filed with the SEC on January 7, 2010, as an exhibit, numbered as indicated above, to our current report on Form 8-K dated December 31, 2009 (subject to confidential treatment as indicated therein).
(27)	Filed with the SEC on February 12, 2010, as an exhibit, numbered as indicated above, to our current report on Form 8-K dated February 11, 2010, which exhibit is incorporated here by reference.
(28)	Filed with the SEC on May 19, 2010, as an exhibit, numbered as indicated above, to our current report on Form 8-K dated May 19, 2010, which exhibit is incorporated here by reference.
(29)	Filed with the SEC as an exhibit, numbered as indicated above, to our Registration Statement on Form S-4, File No. 333-160578, which exhibit is incorporated here by reference.
(30)	Filed with the SEC as an exhibit, numbered as indicated above, to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-4, File No. 333-160578, which exhibit is incorporated here by reference.
(31)	Filed with the SEC as an exhibit, numbered as indicated above, to Pre-Effective Amendment No. 1 to our Registration Statement on Form S-1, File No. 333-137045, which exhibit is incorporated here by reference.
(32)	Filed with the SEC as an exhibit, numbered as indicated above, to our annual report on Form 10-K for the year ended December 31, 2003, which exhibit is incorporated here by reference.
(33)	Filed with the SEC as an exhibit, numbered as indicated above, to our quarterly report on Form 10-Q for the quarter ended June 30, 2005, which exhibit is incorporated here by reference.
(34)	Filed with the SEC as an exhibit, numbered as indicated above, to our second current report on Form 8-K, dated January 26, 2007, which exhibit is incorporated here by reference.
(35)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated September 27, 2007, which exhibit is incorporated here by reference.
(36)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated January 9, 2008, which exhibit is incorporated here by reference.
(37)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K dated July 29, 2009, which exhibit is incorporated here by reference.
(38)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated January 19, 2006, which exhibit is incorporated here by reference.
(39)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated April 20, 2005, which exhibit is incorporated here by reference.
(40)	Filed with the SEC as an exhibit, numbered as indicated above, to our annual report on Form 10-K for the year ended December 31, 2005, which exhibit is incorporated here by reference.
(41)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated July 6, 2009, which exhibit is incorporated here by reference.
(42)	Filed with the SEC as an exhibit, numbered as indicated above, to Pre-Effective Amendment No. 2 to our Registration Statement on S-4, File No. 333-160578, which exhibit is incorporated here by reference.
(43)	Filed with the SEC on June 11, 2010, as an exhibit, numbered as indicated above, to our current report on Form 8-K dated June 9, 2010, which exhibit is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on April 5, 2011.

NEOSTEM, INC.

By	/s/ Robin L. Smith, M.D. Name: Robin L. Smith, M.D. Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robin L. Smith, M.D. Robin L. Smith, M.D.	Director, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 5, 2011
/s/ Larry A. May Larry A. May	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	April 5, 2011
/s/ Richard Berman Richard Berman	Director	April 5, 2011
/s/ Steven S. Myers Steven S. Myers	Director	April 5, 2011
/s/ Drew Bernstein Drew Bernstein	Director	April 5, 2011
/s/ Eric Wei Eric Wei	Director	April 5, 2011
/s/ Edward C. Geehr, M.D. Edward C. Geehr, M.D.	Director	April 5, 2011
/s/ Shi Mingsheng Shi Mingsheng	Director	April 5, 2011