Form 10-K/A
period 2010-12-31
NeoStem, Inc.
filed 2011-05-02
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-33650

NEOSTEM, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2343568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Lexington Avenue, Suite 450 New York, New York	10170
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 584-4180

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $0.001 per share	NYSE Amex
Class A Common Stock Purchase Warrants	NYSE Amex

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Annual Report”) of NeoStem, Inc. filed with the Securities and Exchange Commission (the “SEC”) on April 6, 2011. In this Amendment No. 1, unless the context indicates otherwise, the designations “NeoStem,” the “Company”, “we,” “us” or “our” refer to NeoStem, Inc.

This Amendment No. 1 is being filed solely (i) to include the information required by Item 10 — “Directors, Executive Officers and Corporate Governance”, Item 11 — “Executive Compensation”, Item 12 — “Security Ownership of Certain Beneficial Owners and Management”, Item 13 — “Certain Relationships and Related Transactions and Director Independence” and Item 14 — “Principal Accounting Fees and Services” of Part III of Form 10-K, and (ii) to add two additional exhibits in Part IV (Item 15(a)(3)). The reference on the cover page of the Annual Report to the incorporation by reference of portions of our definitive proxy statement into Part III of the Annual Report is hereby deleted. Items 10, 11, 12, 13 and 14 of Part III of the Annual Report are amended and restated in their entirety as set forth in this Amendment No. 1. In addition, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, we are including with this Amendment No. 1 certain currently dated certifications.

Except as described above, no other amendments are being made to the Annual Report. This Amendment No. 1 does not reflect events occurring after the April 6, 2011 filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment No. 1 should be read in conjunction with the Annual Report filed on April 6, 2011 and our other filings with the SEC.

i

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS

The following table sets forth certain information about the directors of our Company as of April 11, 2011.* There are no family relationships among any of our directors and executive officers. For biographical information regarding our directors, see the discussion under “Biographical Information — Current Directors,” below.

Name	Age	Director Since	Class(1)	Expiration of Director Term
Robin L. Smith, M.D.(2)	46	2006	III	2012
Richard Berman	68	2006	III	2012
Steven S. Myers	64	2006	II	2011
Edward C. Geehr, M.D.	61	2009	II	2011
Drew Bernstein	54	2009	I	2013
Eric H.C. Wei	54	2009	I	2013
Shi Mingsheng(3)	59	2010	I	2013

*	Our Company’s acquisition of Progenitor Cell Therapy, LLC (“PCT”) closed on January 19, 2011 (the “PCT Merger”). The Agreement and Plan of Merger with respect to the acquisition (the “PCT Merger Agreement”) provides that as soon as reasonably practical after the closing, Dr. Andrew L. Pecora (age 53) will be invited to join the Board of Directors of NeoStem and nominated for election as a director at its annual meeting of shareholders when his initial term ends. NeoStem will determine in which class Dr. Pecora will be placed. Pursuant to an employment agreement effective upon the consummation of the PCT Merger, Dr. Pecora currently serves in a part-time capacity as PCT’s Chief Medical Officer. For Dr. Pecora’s biographical information, see the discussion under “Biographical Information — Incoming Director,” below. Simultaneously with the appointment of Dr. Pecora, in order to comply with the listing standards of the NYSE Amex, NeoStem expects to appoint to the Board of Directors one individual who meets all conditions of independence imposed by the SEC and the NYSE Amex, so that at all times a majority of our Board members are independent.
(1)	Our Board of Directors consists of three classes of directors, with each class being elected at the annual meeting coinciding with the expiration of that class’s term. The respective members of each class are elected to serve for a three-year term and until their successors are duly elected and qualified. The current terms of Class II directors (Steven S. Myers and Edward C. Geehr, M.D.) will expire at our 2011 annual meeting of stockholders; the current terms of Class III directors (Robin L. Smith, M.D. and Richard Berman) will expire at our 2012 annual meeting of stockholders; and the current terms of Class I directors (Drew Bernstein, Eric H.C. Wei and Shi Mingsheng) will expire at our 2013 annual meeting of stockholders. Pursuant to the General Corporation Law of the State of Delaware (the “DGCL”), if a board of directors is classified, unless the certificate of incorporation otherwise provides, members of such board of directors may be removed by the stockholders before the expiration of their terms only for cause.
(2)	Since 2006, Dr. Smith has also served as Chief Executive Officer and Chairman of the Board.
(3)	Additionally, Mr. Shi has served as Chairman of the Board of Suzhou Erye Pharmaceuticals Company Ltd. (“Erye”) since 2003. Our Company acquired its 51% interest in Erye in 2009.

EXECUTIVE OFFICERS

The following table sets forth certain information about the executive officers of our Company as of April 11, 2011. There are no family relationships among any of our directors and executive officers. For biographical information regarding our executive officers, see the discussion under “Biographical Information — Executive Officers,” below.

Name	Age	Position
Robin L. Smith, M.D.	46	Chief Executive Officer and Chairman of the Board since 2006
Larry May	61	Vice President and Chief Financial Officer since 2006
Catherine Vaczy	49	Vice President and General Counsel since 2005
Alan G. Harris, M.D., Ph.D.	60	Vice President of Regenerative Medicine, Drug Development and Regulatory Affairs since 2009
Madam Zhang Jian	49	Vice President of Pharmaceutical Operations, NeoStem, since 2010, and General Manager, Erye, since 2003(1)
Shi Mingsheng	59	Chairman of the Board, Eyre, since 2003(1)
Ian Zhang	46	President and Managing Director of NeoStem (China), Inc. since 2010
Robert A. Preti, Ph.D.	54	President of PCT since 2011(2)
Jason Kolbert	51	Vice President of Strategic Business Development since 2011

(1)	The Company acquired its 51% interest in Erye in the Erye Merger in 2009.
(2)	Pursuant to an employment agreement that became effective on January 19, 2011 (the closing date of the PCT Merger) (the “Preti Employment Agreement”), Dr. Preti serves as President of PCT. Prior to our acquisition of PCT, Dr. Preti had served from 1999 to 2011 as President and Chief Scientific Officer for PCT, and as a member of PCT’s Board of Managers.

BIOGRAPHICAL INFORMATION

Background on Director Qualifications

We believe that the Company is best served by having a mix of leadership personnel from our principal stockholder (Mr. Wei from RimAsia), members of our executive leadership team (Dr. Smith and Mr. Shi) and industry experts (Dr. Geehr and Dr. Smith). Given that we are a growth stage company, we also believe it is important to have directors with experience in finance and strategic transactions (Messrs. Bernstein, Berman, Myers and Wei). In light of our operations in China, we also believe it is important to have directors with experience working in or managing business operations in China (Messrs. Bernstein, Shi and Wei). Given our entry into the cell therapy market with the acquisition of PCT in January 2011, we also believe it is desirable to have directors with experience in the cell therapy field. (As described herein, Dr. Andrew L. Pecora will be invited to join our Board of Directors as soon as reasonably practical.)

All Board members are expected to possess certain personal characteristics necessary to creating a functional Board: high personal and professional ethics, integrity and values; practical wisdom and mature judgment; an inquisitive and objective perspective; professional experience at a policy-making level in business or medicine; time availability for in-person participation at Board and committee meetings; and a commitment to representing the long-term interests of our stockholders. We look for a range of professional backgrounds including senior management operational experience, accounting and finance capabilities, deep industry-related experience, business development leadership, and medical and scientific proficiencies.

Current Directors

Robin L. Smith, M.D.

Dr. Robin L. Smith joined us as Chairman of our Advisory Board in September 2005 and, effective June 2, 2006, became the Chief Executive Officer and Chairman of the Board. Dr. Smith, who received a medical degree from Yale University in 1992 and a master’s degree in business administration from the Wharton School in 1997, brings to us extensive experience in medical enterprises and business development. From 2000 to 2003, Dr. Smith served as President & Chief Executive Officer of IP2M, a multi-platform media company specializing in healthcare. During her term, the company was selected as being one of the ten fastest growing technology companies in Houston. IP2M was sold to a publicly-traded company in February 2003. Previously, from 1998 to 2000, she was Executive Vice President and Chief Medical Officer for HealthHelp, Inc., a National Radiology Management company that managed 14 percent of the healthcare dollars spent by large insurance companies.

Dr. Smith has acted as a senior advisor to, and investor in, both publicly-traded and privately-held companies including but not limited to China Biopharmaceuticals Holdings, Inc. (“CBH”), the Madelin Fund, HC Innovations Inc., Navstar Media Holdings, Strike Force, Health Quest, Red Lion Partners and All American Pet, where she has played a significant role in restructuring and or growing the companies. Dr. Smith served on the Board of Directors of two privately held companies, Talon Air and Biomega, and also served on the Chemotherapy Foundation Board of Trustees and The New York Theatre Ballet. She currently serves on the Board of Trustees of the NYU Medical Center Board, is a member of the Board of Directors for the New York University Hospital for Joint Diseases and serves on the Board of Choose Living. Dr. Smith is the President and serves on the Board of Trustees of The Stem for Life Foundation. The Board of Directors concluded that Dr. Smith should serve as a director based upon her expertise in business development and medicine, including her extensive and diversified experience serving in executive and board capacities in medical enterprises and healthcare-based entities, and her leadership of the Company over the past five years.

Richard Berman

Richard Berman joined our Board of Directors in November 2006, serves as Chairman of the Compensation Committee and until March 2009 and June 2009, respectively, served as Chairman of the Nominating and Governance Committee and Chairman of the Audit Committee. Mr. Berman continues to serve as a member of the Audit Committee and the Nominating and Governance Committee. Mr. Berman’s business career spans over thirty-five years of venture capital, management and merger & acquisitions experience. Mr. Berman is on the board of directors of four additional public companies: Broadcaster, Inc. (OTC: BCSR.OB), National Investment Managers, Inc. (Chairman) (OTC: NIVM.OB), Advaxis, Inc. (OTC: ADXS.OB) and Easylink Services International, Inc. (Nasdaq: ESIC), and until recently was on the board of directors of NexMed, Inc. (Nasdaq: NEXM). Previously, Mr. Berman worked at Goldman Sachs, and was Senior Vice President of Bankers Trust Company, where he started the M&A and Leveraged Buyout Departments. Mr. Berman helped create the largest battery company in the world by merging Prestolite, General Battery and Exide to form Exide Technologies (Nasdaq: XIDE), helped create what is now Soho (NYC) by developing five buildings, and advised on over $4 billion of M&A transactions. Mr. Berman is a past director of the Stern School of Business of NYU, where he received B.S. and M.B.A. degrees. Mr. Berman also has United States and foreign law degrees from Boston College and The Hague Academy of International Law, respectively. The Board of Directors concluded that Mr. Berman should serve as a director based upon his financial and business expertise, including his background in investment banking and mergers and acquisitions, and his extensive and diversified experience as a director in the public company context.

Steven S. Myers

Steven S. Myers joined our Board of Directors in November 2006 and serves on the Compensation Committee, Audit Committee and Nominating and Governance Committee. In March 2009, Mr. Myers became Chairman of the Nominating and Governance Committee. Mr. Myers is the founder, and until his retirement in March 2007 was the Chairman and CEO, of SM&A (Nasdaq:WINS), the world’s leading provider of Competition Management Services. SM&A helps businesses win structured competitive procurements and design successful transitions from proposals to programs. Since 1982, SM&A has managed over 1,000 proposals worth more than $340 billion for its clients. SM&A routinely supports clients such as Boeing,

Lockheed Martin, Accenture, Raytheon, Northrop Grumman, Motorola, and other Fortune 500 companies. SM&A was publicly traded until 2008.

Mr. Myers graduated from Stanford University with a B.S. in Mathematics and had a successful career in the aerospace and defense sector supporting Department of Defense and NASA programs before founding SM&A. He has a strong technical background in systems engineering and program management. Mr. Myers is also founder, President and CEO of Dolphin Capital Holdings, Inc, which owns, operates and leases business jet aircraft and does private equity investing in innovative enterprises. A serial entrepreneur, Mr. Myers has spearheaded a number of business innovations in aerospace & defense and in business aviation. He is a highly accomplished aviator. The Board of Directors concluded that Mr. Myers should serve as a director based upon his technical background and diversified entrepreneurial and business expertise, including his having established and managed innovative enterprises (in the areas of proposal development for competitive procurements, aircraft leasing and private equity investment), together with his technical experience in the aerospace and defense sector.

Edward C. Geehr, M.D.

Dr. Geehr was appointed to our Board of Directors upon the consummation of the Erye Merger in October 2009, at which time Dr. Geehr also was appointed to the Board’s Nominating and Governance Committee. Until 2009, Dr. Geehr served as Executive Vice President of Operations for Abraxis BioScience, a fully integrated biotechnology company developing progressive therapeutics and core technologies for cancer and other clinical illnesses, where he was responsible for global commercial operations. Prior to joining Abraxis in 2008, Dr. Geehr served as President of Allez Spine, LLC in 2004, a developer, manufacturer and distributor of medical devices. Dr. Geehr was a co-founder and executive chairman of IPC — The Hospitalist Company (NasdaqGM: IPCM) through 2001, which became a publicly-traded company in 2008. Dr. Geehr received his undergraduate degree from Yale University and his medical degree from Duke University. He trained in Emergency Medicine at UCLA and subsequently obtained Board certification. Dr. Geehr is the author of many scientific articles and books and held a faculty appointment at the University of California, San Francisco School of Medicine. The Board of Directors concluded that Dr. Geehr should serve as a director based upon his diversified expertise in business and medicine, including his executive experience in medical-based companies involving large-scale operations, and his medical knowledge and Board certification (including writing and teaching engagements).

Drew Bernstein

Mr. Bernstein was appointed to our Board of Directors on June 9, 2009. Mr. Bernstein serves as Chairman of the Audit Committee. The Board of Directors has determined that Mr. Bernstein qualifies as an “audit committee financial expert” as defined in applicable SEC rules. Mr. Bernstein also serves as a member of our Compensation Committee. Mr. Bernstein co-founded Bernstein & Pinchuk LLP (B&P) in 1983 (now the managing member of Marcum Bernstein & Pinchuk (MarcumBP), a PCAOB-registered accounting firm headquartered in New York). His early recognition of the global marketplace and his extensive work in China resulted in the rapid expansion of the firm’s services to the PRC where he established associate offices to better serve client needs. In addition, his diverse experience in retail, manufacturing, hospitality, professional practices and real estate contributed to the expansion of the firm’s client base abroad. He is a frequent speaker at industry, investment banking and university conferences. Mr. Bernstein provides business advisory and specialized auditing and accounting services to public and non-public companies throughout the United States, China, Europe and Africa.

Mr. Bernstein has been responsible for more than 200 real estate transactions with an aggregate value in excess of US$3 billion. He is qualified to perform accounting and auditing services for public companies and has qualified as an expert witness. He is an active member of the board of directors and an officer of a prestigious foundation that was honored with the President’s Voluntary Action Award by the late President Ronald Reagan. Mr. Bernstein received his B.S. degree from the University of Maryland Business School. He is licensed in the State of New York and other states and is a member of the AICPA, the NYSSCPA and the NSA.

Mr. Bernstein received his BS degree from the University of Maryland Business School, is licensed in the State of New York, Connecticut, California, Texas and Maryland and is a member of the AICPA, the NYSSCPA and the NSA. Mr. Bernstein is a director (and the chairman of the audit committee) for China Wind Systems, Inc. (OTC BB: CWSI.OB), a leading supplier of forged products and industrial equipment to the windpower and other industries in China, and for Orient Paper, Inc. (AMEX: ONP), a holding company for a producer and distributor of paper products in China. The Board of Directors concluded that Mr. Bernstein should serve as a director based upon his diversified financial, accounting and business expertise, including his extensive background in accounting and auditing services, his knowledge of the global marketplace and his extensive work in China.

Eric H.C. Wei

Pursuant to the terms of the Erye Merger agreement, Eric H.C. Wei was appointed to the NeoStem Board of Directors upon the consummation of the Erye Merger in October 2009. He previously served as a director of CBH from July 2006 to March 2007. Eric H.C. Wei is one of the founders and the Managing Partner of RimAsia Capital Partners, L.P. a private equity firm focused on the pan-Asian mid-market sector and a greater-than-5% stockholder of NeoStem. Prior to establishing RimAsia in January of 2005, Mr. Wei was a managing director of Gilbert Global Equity Partners, a US$1.2 billion global private equity fund; a founding partner of Crimson Asia Capital Partners, a US$435 million Asian private equity program; a founder and investment committee member of the US$800 million Asian Infrastructure Fund, and an investor and director of The Asian MBO Fund. Mr. Wei has also previously been an investment banker with over 10 years of experience at Peregrine Capital, Prudential Securities, Lazard Freres and Citibank. Mr. Wei received a Bachelor of Science degree in Math and Economics from Amherst College and a Master of Business Administration degree from the Wharton Graduate School of Management at the University of Pennsylvania. The Board of Directors concluded that Mr. Wei should serve as a director based upon his diversified financial and business expertise, including his background in investment banking, his extensive experience in managing private equity funds, and his familiarity with the pan-Asian mid-market sector.

Shi Mingsheng

Pursuant to the terms of the Erye Merger agreement, Shi Mingsheng was appointed to the NeoStem Board of Directors on March 11, 2010. Shi Mingsheng has been serving as chairman of the board of directors of Suzhou Erye Pharmaceuticals Company Ltd. (“Erye”) (of which entity NeoStem has acquired a 51% interest), since 2003. Mr. Shi was a director of CBH (from which NeoStem acquired its interest in Erye), from 2007 to 2009. Currently, Mr. Shi is also the chairman of Suzhou Erye Economy and Trading Co. Ltd. (“EET”), which entity owns the remaining 49% ownership interest in Erye. Prior to these affiliations, Mr. Shi served for five years as the assistant director of Suzhou No. 4 Pharmaceutical Limited Company, and for seven years as the deputy director of Suzhou No. 4 Pharmaceutical Limited Company, and for five years as the factory director of Suzhou No. 2 Pharmaceutical Limited Company, the predecessor company of Erye. Mr. Shi has a bachelor’s degree in Economics & Management from the Party School of the CPC. Mr. Shi holds a professional title which is Senior Economist. The Board of Directors concluded that Mr. Shi should continue serving as a director based upon his expertise in business and economics, including his extensive management experience in the pharmaceutical industry in general and at Erye in particular.

Incoming Director

Andrew L. Pecora, M.D.

The PCT Merger Agreement provides that as soon as reasonably practical after the closing of the PCT Merger (which occurred on January 19, 2011), Dr. Andrew L. Pecora will be invited to join our Board of Directors, and that we will use our reasonable best efforts to cause Dr. Pecora to be appointed to our Board of Directors and nominated for election as a director at its annual meeting of shareholders when his initial term ends. NeoStem will determine in which class Dr. Pecora will be placed.

Pursuant to an employment that became effective on January 19, 2011, Dr. Pecora now serves in a part-time capacity as PCT’s Chief Medical Officer. Prior to our acquisition of PCT, Dr. Pecora had served from 1999 to 2011 as Chairman, Chief Executive Officer and Chief Medical Officer of PCT, and as a member of PCT’s Board of Managers.

Dr. Pecora has served as the Chairman and Director of the Cancer Center at Hackensack University Medical Center (HUMC) since 2001, and Managing Partner of the Northern New Jersey Cancer Associates, which is a private physicians practice group affiliated with HUMC, since 1996. He has also been a Professor of Medicine at the University of Medicine and Dentistry of New Jersey since 2004. Additionally, Dr. Pecora is a scientific advisor for numerous state, national, and international organizations. He is a Diplomate of the American Board of Internal Medicine, subspecialty of hematology and subspecialty of oncology, a member of the National Blue Cross and Blue Shield Quality Centers for Transplant Experts Panel, a fellow of the Academy of Medicine of New Jersey, a fellow of the American College of Physicians, and a member of the American Society of Bone Marrow Transplantation, American Society of Clinical Oncology and American Society of Hematology. Dr. Pecora co-founded and serves as Chairman of Amorcyte, Inc., a biotechnology company developing cell therapies for cardiovascular disease. He serves on the board of Cancer Genetics, Inc. and is chairman of the board of Tetralogics, Inc., a company developing small molecules to treat cancer. He has served on the Board of Directors of the American Society of Bone Marrow Transplant and Cytotherapy and was a member of Accreditation Committee of the Foundation for Accreditation of Hematopoietic Cell Therapy. He has been a member of several National Heart, Lung and Blood Institute/National Cancer Institute state of the science meetings in transplantation and stem cell therapies. Dr. Pecora is actively involved as principal investigator and coinvestigator in many national research studies. He has been invited to present his work at various scientific meetings and continues to contribute to the published literature. Dr. Pecora received his medical degree from the University of Medicine and Dentistry of New Jersey, graduating with honors. He went on to complete his medical education in internal medicine at New York Hospital and in hematology and oncology at Memorial Sloan-Kettering Cancer Center, both in New York City. He is board certified in internal medicine, hematology, and oncology. The Board of Directors concluded that Dr. Pecora should serve as a director based upon his diversified experience in business and medicine, including his knowledge and experience in the cell therapy field, his executive experience in medical-based companies, and his medical knowledge and teaching experience.

Executive Officers

Robin L. Smith, M.D.

See the discussion under “Biographical Information — Current Directors,” above.

Larry A. May

Mr. May, the former Treasurer of Amgen (NASDAQ GS: AMGN), one of the world’s largest biotechnology companies, initially joined us to assist with licensing activities in September 2003. He became an officer upon our acquisition of the business of NS California in January 2006. For the last 25 years, Mr. May has worked in the areas of life science and biotechnology. From 1983 to 1998, Mr. May worked for Amgen as Corporate Controller (1983 to 1988), Vice President/Corporate Controller/Chief Accounting Officer (1988 to 1997), and Vice President/Treasurer (1997 to 1998). At Amgen, Mr. May helped build Amgen’s accounting, finance and IT organizations. From 1998 to 2000, Mr. May served as the Senior Vice President, Finance & Chief Financial Officer of Biosource International, Inc., a provider of biologic research reagents and assays. From 2000 to May 2003, Mr. May served as the Chief Financial Officer of Saronyx, Inc., a company focused on developing productivity tools and secure communication systems for research scientists. From August 2003 to January 2005, Mr. May served as the Chief Financial Officer of NS California. In March 2005, Mr. May was appointed CEO of NS California and in May 2005 he was elected to the Board of Directors of NS California. He received a Bachelor of Science degree in Business Administration & Accounting in 1971 from the University of Missouri.

Catherine M. Vaczy

Ms. Vaczy joined us in April 2005 as Vice President and General Counsel. Ms. Vaczy is responsible for overseeing our legal affairs. From 1997 through 2003, Ms. Vaczy held various senior positions at ImClone Systems Incorporated, a then publicly-traded company developing a portfolio of targeted biologic treatments to address the medical needs of patients with a variety of cancers, most recently as its Vice President, Legal and Associate General Counsel. While at ImClone, Ms. Vaczy served as a key advisor in the day-to-day operation of the company and helped forge a number of important strategic alliances, including a $1 billion co-development agreement for Erbitux®, the company’s targeted therapy approved for the treatment of metastatic colorectal and head and neck cancers. From 1988 through 1996, Ms. Vaczy served as a corporate attorney advising clients in the life science industry at the New York City law firm of Ross & Hardies. Ms. Vaczy is Secretary and serves on the Board of Trustees of The Stem for Life Foundation. Ms. Vaczy received a Bachelor of Arts degree in 1983 from Boston College and a Juris Doctor from St. John’s University School of Law in 1988.

Alan G. Harris

Dr. Harris is our Vice President of Regenerative Medicine, Drug Development and Regulatory Affairs. He joined us in July 2009 as our Vice President of Drug Development and Regulatory Affairs. In June 2009, Dr. Harris was a consultant to us, providing strategic advice in connection with its research and development initiatives. Prior to joining us, he was a Senior Vice President and Chief Medical Officer of NPS Pharmaceuticals Inc., a biotechnology company focused on the development of therapeutics for rare gastrointestinal and endocrine disorders with high-unmet medical needs. From February 2006 to December 2007 he was Chief Medical Officer of Manhattan Pharmaceuticals, Inc., a specialty healthcare product company focused on developing products for obesity and psoriasis. Prior to this, from January 2004, Dr. Harris was head of the Worldwide Medical Endocrine Care group at Pfizer, Inc. (NYSE: PFE) in New York City, where he oversaw the Medical Affairs clinical development of the growth hormone Genotropin® for the treatment of pediatric short stature conditions and of GH deficiency in adults, Pegylated GH antagonist Somavert®, for the treatment of GH producing tumors. Prior to Pfizer he served in a number of capacities at Schering-Plough Corporation (Kenilworth, NJ) from 1995 to 2003, most recently as vice president, Global Healthcare Research & Outcomes, where he represented the Medical Affairs Department at Schering-Plough in the joint venture with Merck in the clinical development of the novel cholesterol absorption inhibitor medication, ezetimibe (Zetia®). Other responsibilities at Schering-Plough included Medical Affairs research in products (Claritin®, Nasonex®, Asmanex®) for the treatment of allergic conditions and asthma, Hepatitis C (Peg-Intron®) and Cardiovascular and Metabolic diseases. During his tenure at Sandoz (Novartis) Pharmaceuticals in Basel, Switzerland (1984 – 1991), Dr. Harris headed the clinical development of the first long-acting somatosatatin analog, octreotide (Sandostatin®), approved worldwide for the treatment of hormone producing gastrointestinal endocrine tumors (carcinoids, VIPomas) and growth hormone producing tumors (acromegaly). Dr. Harris received an M.D. degree cum laude from the Louis Pasteur Faculty of Medicine, University of Strasbourg, France and a Ph.D. in Endocrinology from Erasmus University, Rotterdam, The Netherlands. He is currently an adjunct professor of medicine at New York University Medical School and visiting professor of medicine in the Department of Endocrinology at Liege University Medical School, Belgium and in the Department of Pharmacology and Clinical Toxicology at the University Hospital of Lausanne, Switzerland. Dr. Harris is a Fellow of the American College of Physicians, the Royal College of Physicians (UK). Dr. Harris was Associate Professor of Medicine of UCLA School of Medicine, Director of the Division of Clinical Pharmacology in the Department of Medicine with a joint appointment as Medical Director of the Department of Technology Development and Transfer and Clinical Trials at Cedars-Sinai Medical Center/UCLA School of Medicine, Los Angeles (1992 – 1994). He was co-chairman of the R&D Sub Committee of the Biotechnology Industry Organization (BIO) (1992 – 1998) and has served on the NIH Center for Scientific Review Special Emphasis Panel for Clinical Cardiovascular Sciences Study Section from 1998 – 2002. Dr. Harris served on the editorial boards of several international peer reviewed medical journals and has authored 120 peer reviewed scientific papers.

Jason Kolbert

Jason Kolbert joined us in March 2011 as Vice President of Strategic Business Development. Prior to joining NeoStem, Mr. Kolbert served as a managing director and the head of research at National Securities from 2009 to 2011 where he followed emerging biotechnology companies with an emphasis in cell based therapeutics. Prior to joining National Securities, Mr. Kolbert spent seven years at Susquehanna International Group where he managed a dedicated life science fund and later led a team of analysts to cover emerging life science companies. Mr. Kolbert’s work has been featured in the media with multiple presences on CNBC and well known financial and industry publications. Mr. Kolbert’s career began as a chemist in the pharmaceutical industry, during which time he pursued his masters in business administration in finance. As a fluent Japanese speaker, with a background in chemistry and a finance degree he was recruited by Schering-Plough into a corporate finance position reporting to the President. Upon returning from Japan, Mr. Kolbert joined Salomon Smith Barney (7 years) in research working with industry leaders across multiple sectors in the healthcare space focused on companies in Asia and the U.S. Mr. Kolbert received his undergraduate degree in Chemistry from the State University of New York — New Paltz, where he graduated with honors and holds a Master’s Degree in Business with a specialization in finance from the University of New Haven.

Madam Zhang Jian

Ms. Zhang Jian has been our Vice President — Pharmaceutical Operations since June 2010 and General Manager of Erye since 2003. She was elected to be the Chairwoman and a director of CBH on April 30, 2007, and served to 2009. From the end of 2007 until the consummation of the Erye Merger in 2009, Ms. Zhang Jian was the Chief Financial Officer (CFO) of CBH. Prior to being the General Manager for Erye, she served for more than 5 years as the deputy general manager of Suzhou Number 2 Pharmaceutical Company and more than a year as the deputy general manager of Suzhou Number 4 Pharmaceutical Company after working in various positions in charge of human resources and quality control. Ms. Zhang graduated from Central Television University majoring in electronics and later graduated with a certificate in accounting from Suzhou Adult Education University and a graduate degree in finance and accounting from the School of Finance and Economics of Suzhou University. Ms. Zhang has extensive background and experience in the pharmaceuticals industry having worked in various managerial positions and various aspects of the industry. She has turned Erye into a successful operation after taking it over from the PRC government with Mr. Shi Mingsheng and others in 2003.

Shi Mingsheng

See the discussion under the caption “Biographical Information — Current Directors — Shi Mingsheng,” above.

Ian Zhang

In September 2010, we appointed Ian Zhang, Ph.D., MBA, as the new president and managing director of NeoStem (China), Inc. Dr. Zhang is the former Head of Asia Pacific Integration at Life Technologies (August 2008 – July 2010), where he served on the steering committee managing the acquisition and integration of Applied BioSystems. He is also the former Head of Corporate Development (Asia Pacific) for Invitrogen (October 2007 – July 2008) responsible for growth strategy and acquisitions and integrations, where he had also managed the acquisition and integration of BioAsia, Dynal, Zymed, and Caltech by Invitrogen. Dr. Zhang also served as the President and General Manager for Dynal Biotech (Beijing) Ltd. (a wholly owned subsidiary of Invitrogen Corporation) (May 2005 – October 2007).

Dr. Zhang received his MBA at the University of Chicago, Graduate School of Business (2004) and holds a Ph.D. in biotechnology from Simon Fraser University (1995). He continued his education as a postdoctoral fellow at Yale University School of Medicine (January 1996 – July 1999). His professional focus is on growth strategy and acquisitions/integrations in the biotech field particularly related to biotech growth in Asia.

Robert A. Preti, Ph.D

Pursuant to an employment agreement that became effective on January 19, 2011, Dr. Preti now serves as President of PCT. Prior to our acquisition of PCT, Dr. Preti had served from 1999 to 2011 as President and Chief Scientific Officer for PCT, and as a member of PCT’s Board of Managers.

Dr. Preti was Scientific Director of Hackensack University Medical Center’s stem cell laboratory from 1996 – 1999. Prior to that, he served as director at the Clinical Services Division of the New York Blood Center from 1989 to 1996. He is one of the country’s leading authorities on cell engineering and the principal investigator for a number of clinical trials relating to stem cell transplantation. He was a founding member and Treasurer of the International Society for Hematotherapy and Graft Engineering and served for 10 years on its Executive Committee and Board of Directors. He is now representing Cellular Therapy as a Director of the American Association of Blood Banks. Dr. Preti has authored numerous papers in the field and has been invited to speak at national and international meetings relating to the manufacturing, regulatory and quality aspects of cell therapy and regenerative medicine. In addition to having served as an inspector for the Foundation for Accreditation of Cellular Therapy, Dr. Preti also serves on professional and state committees charged with the development of regulations for cellular therapy. Dr. Preti received his Doctor of Philosophy degree from New York University, graduating with distinction. During his tenure at NYU, Dr. Preti studied and received his degrees in Cellular Biology, with a specialty in hematology, studying erythropoiesis under the mentorship of Albert S. Gordon, PhD. Immediately following his graduate work, Dr. Preti joined Marrow Tech, Inc. (which later became Advanced Tissue Sciences) where he served as Group Leader in the development Marrow Tech’s proprietary three-dimensional, matrix-based hematopoietic culture system for ex vivo expansion of bone marrow stem cells.

CORPORATE GOVERNANCE

Director Independence

NeoStem’s current Board members consist of Dr. Smith, Mr. Berman, Mr. Myers, Mr. Bernstein, Mr. Shi, Mr. Wei and Dr. Geehr. The Board of Directors has determined that Messrs. Myers, Berman, and Bernstein and Dr. Geehr are independent applying the definition of independence under the listing standards of the NYSE Amex and SEC regulations.

Board Leadership Structure and Role in Risk Oversight

Our Chief Executive Officer also serves as the Chairman of the Board. We do not have a lead independent director. Our Chairman of the Board, when present, presides over all meetings of our Board of Directors. We believe this leadership structure is appropriate for our Company at this time because (1) of our size, (2) of the size of our Board, (3) our Chief Executive Officer is responsible for our day-to-day operation and implementing our strategy, and (4) discussion of developments in our business and financial condition and results of operations are important parts of the discussion at Board meetings and it makes sense for our Chief Executive Officer to chair those discussions.

Our Board of Directors oversees our risk management. This oversight is administered primarily through the following:

•	The Board’s review and approval of our business plans (prepared and presented to the Board by the Chief Executive Officer and other management), including the projected opportunities and challenges facing our business;
•	At least quarterly review of our business developments, business plan implementation and financial results;
•	Our Audit Committee’s oversight of our internal controls over financial reporting and its discussions with management and the independent accountants regarding the quality and adequacy of our internal controls and financial reporting; and
•	Our Compensation Committee’s review and recommendations to the Board regarding our executive officer compensation and its relationship to our business plans.

Committees

Our Board of Directors has established (i) an Audit Committee, (ii) a Compensation Committee and (iii) a Nominating and Governance Committee. Each Committee has only independent directors as members.

Audit Committee

The Audit Committee consists of three directors: Mssrs. Bernstein (chairman), Myers and Berman. Each member of the committee is independent applying the definition of independence under the listing standards of the NYSE Amex and SEC regulations. The Audit Committee meets at least four times during the year. The Board has determined that Mr. Bernstein qualifies as an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K.

Pursuant to the terms of the Audit Committee charter, our Audit Committee is required to consist of at least three of our “independent” directors and shall serve at the pleasure of the Board of Directors. An “independent” director is defined as an individual who (a) is not our officer or salaried employee or an affiliate, (b) does not have any relationship that, in the opinion of the Board of Directors, would interfere with his or her exercise of independent judgment as an Audit Committee member, (c) meets the independence requirements of the SEC and the NYSE Amex or such other securities exchange or market on which our securities are traded and (d) except as permitted by the SEC and the NYSE Amex or such other securities exchange or market on which our securities are traded, does not accept any consulting, advisory or other compensatory fee from us.

The Audit Committee has a charter that requires the committee to oversee our accounting and financial reporting process, our system of internal controls regarding finance, accounting, legal compliance and ethics, and the audits of our financial statements, a current copy of which charter is available to stockholders on our website, www.neostem.com. The primary duties of the Audit Committee consist of, among other things:

•	serving as an independent and objective party to monitor our financial reporting process, internal control system and disclosure control system;
•	reviewing and appraising the audit efforts of our independent accountants;
•	assuming direct responsibility for the appointment, compensation, retention and oversight of the work of the outside auditors and for the resolution of disputes between the outside auditors and our management regarding financial reporting issues;
•	providing an open avenue of communication among the independent accountants, financial and senior management and the Board; and
•	reviewing and approving all related party transactions.

Compensation Committee

Our Compensation Committee consists of three directors: Mssrs. Berman (chairman), Myers and Bernstein. Each such member of the Compensation Committee is independent applying the definition of independence under the listing standards of the NYSE Amex and SEC regulations. The Compensation Committee meets at least two times during each year.

Each member of our Compensation Committee must (i) be one of our independent directors satisfying the independence requirements of the NYSE Amex and other applicable regulatory requirements; (ii) qualify as an “outside director” under Section 162(m) of the Internal Revenue Code, as amended; and (iii) meet the requirements of a “non-employee director” for purposes of Section 16 of the Securities Exchange Act of 1934, as amended.

The Compensation Committee oversees the determination of all matters relating to employee compensation and benefits and specifically reviews and approves salaries, bonuses and equity-based compensation for our executive officers.

We have adopted a Compensation Committee charter which outlines the Compensation Committee’s primary duties which are to:

•	evaluate the performance of the Chief Executive Officer in light of our goals and objectives and determine the Chief Executive Officer’s compensation based on this evaluation and such other factors as the Committee shall deem appropriate;
•	approve all salary, bonus, and long-term incentive awards for executive officers;
•	approve the aggregate amounts and methodology for determination of all salary, bonus, and long-term incentive awards for all employees other than executive officers;
•	review and recommend equity-based compensation plans to the full Board of Directors and approve all grants and awards thereunder;
•	review and approve changes to our equity-based compensation plans other than those changes that require stockholder approval under the plans, the requirements of the NYSE Amex or any exchange on which our securities may be listed and/or any applicable law;
•	review and recommend to the full Board changes to our equity-based compensation plans that require stockholder approval under the plans, the requirements of the NYSE Amex or any exchange on which our securities may be listed and/or any applicable law;
•	review and approve changes in our retirement, health, welfare and other benefit programs that result in a material change in costs or the benefit levels provided;
•	administer our equity-based compensation plans; and
•	approve, as required by applicable law, the annual Committee report on executive compensation (if required) for inclusion in our proxy statement.

A current copy of the Compensation Committee charter is available to stockholders on our website, www.neostem.com.

The Compensation Committee may form and delegate its authority to subcommittees as appropriate. Additionally, the Chief Executive Officer may make recommendations to the Compensation Committee relating to executive and director compensation.

Nominating and Governance Committee

Our Nominating and Governance Committee consists of three directors: Mssrs. Myers (chairman), Berman and Geehr. The Nominating and Governance Committee is empowered by the Board of Directors to recommend to the Board of Directors qualified individuals to serve on our Board of Directors and to identify the manner in which the Nominating and Governance Committee evaluates nominees recommended for the Board. All members of the Nominating and Governance Committee of the Board of Directors have been determined to be “independent directors” pursuant to the definition contained in the rules of the NYSE Amex and SEC regulations. Our Board of Directors has adopted a Nominating and Governance Committee charter to govern the Nominating and Governance Committee, a current copy of which is available to stockholders on our website, www.neostem.com.

Qualifications for Board Membership

The charter and guidelines developed by the Nominating and Governance Committee describe the minimum qualifications for nominees and the qualities or skills that are necessary for directors to possess. Each nominee, among other factors listed in the Committee’s guidelines:

•	should possess the highest personal and professional standards of integrity and ethical values;
•	must be committed to promoting and enhancing the long term value of our Company for our stockholders;
•	should not have any interests that would materially impair his or her ability to (i) exercise independent judgment or (ii) otherwise discharge the fiduciary duties owed as a director to our Company and our stockholders;
•	must have demonstrated achievement in one of more fields of business, professional, governmental, community, scientific or educational endeavor, and possess mature and objective business judgment and expertise;
•	must have a general appreciation regarding major issues facing public companies of a size and operational scope similar to ours;
•	must have adequate time to devote to the Board of Directors and its committees; and
•	is expected to have sound judgment, derived from management or policy-making experience that demonstrates an ability to function effectively in an oversight role.

Diversity Considerations in Director Nominations

We do not have a formal diversity policy. We believe our Board of Directors represents a collection of individuals with a variety of complementary skills which, as a group, possess the appropriate skills and experience to oversee our Company’s business. Our directors come from diverse backgrounds including medicine, accounting, private equity, and management of pharmaceutical and healthcare-related companies.

The charter of our Nominating and Governance Committee provides that “[e]ach nominee will be considered both on his or her individual merits and in relation to existing or other potential members of the Board, with a view to establishing a well-rounded, diverse, knowledgeable, and experienced Board.” In accordance with the mission set out in its charter, our Nominating and Governance Committee considers a wide variety of qualifications, attributes and other factors and recognizes that a diversity of viewpoints and practical experiences can enhance the effectiveness of our Board. As part of its evaluation of each candidate, our Nominating and Governance Committee takes into account how that candidate’s background, experience, qualifications, attributes and skills may complement, supplement or duplicate those of other prospective candidates.

Given the expansion of our Company’s business into the People’s Republic of China, and recognizing that our business efforts extend beyond the borders of the United States, one of our directors (Mr. Shi) is a citizen of the People’s Republic of China.

Nominating and Governance Committee Procedures

Our Board of Directors believes we are well-served by our current directors. In the ordinary course, absent special circumstances or a material change in the criteria for Board of Directors membership, the Board of Directors will renominate incumbent directors who continue to be qualified for Board service and are willing to continue as directors. If an incumbent director is not standing for re-election, if a vacancy on the Board of Directors occurs between annual stockholder meetings or if our Board of Directors believes it is in our best interests to expand its size, the Board of Directors may seek out potential candidates for Board appointment who meet the criteria for selection as a nominee and have the specific qualities or skills being sought. Nominees for director must be discussed by the full Board of Directors and approved for nomination by the affirmative vote of a majority of our Board of Directors, including the affirmative vote of a majority of the independent directors. Two of our directors, Dr. Smith and Mr. Berman, were originally nominated in 2006 pursuant to certain contractual rights. In addition, the appointments of Mr. Wei and Mr. Shi to our Board were required pursuant to the terms of the Erye Merger Agreement.

The Nominating and Governance Committee assists the Board of Directors by identifying qualified candidates for director and recommends to the Board of Directors the director nominees for the annual meeting of stockholders. The Board of Directors will conduct a process of making a preliminary assessment of each proposed nominee based upon the resume and biographical information, an indication of the individual’s willingness to serve and other background information. This information is evaluated against the criteria set forth above and our specific needs at that time. Based upon a preliminary assessment of the candidate(s), those who appear best suited to meet our needs may be invited to participate in a series of interviews, which are used as a further means of evaluating potential candidates. On the basis of information learned during this process, the Board of Directors will determine which nominee(s) to include in the slate of candidates that the Board of Directors recommends for election at each annual meeting of our stockholders.

Procedures for Considering Nominations Made by Stockholders

The Nominating and Governance Committee’s charter and guidelines describe procedures for nominations to be submitted by stockholders, other than candidates who have previously served on the Board of Directors or who are recommended by the Board of Directors. The guidelines state that a nomination must be delivered to our Secretary at our principal executive offices not later than the 120th day prior to the date of the proxy statement for the preceding year’s annual meeting; provided, however, that if the date of the annual meeting is more than 30 days after the anniversary date of the annual meeting, notice to be timely must be so delivered a reasonable time in advance of the mailing of our proxy statement for the annual meeting for the current year. The guidelines require a nomination notice to set forth as to each person whom the proponent proposes to nominate for election as a director, among other things: (a) all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director it elected) and (b) information that will enable the Nominating and Governance Committee to determine whether the candidate or candidates satisfy the criteria established pursuant to the charter and the guidelines for director candidates.

There will be no differences in the manner in which our Board of Directors evaluates nominees recommended by stockholders and nominees recommended by the Board of Directors or management, except that no specific process shall be mandated with respect to the nomination of any individuals who have previously served on the Board of Directors.

Stockholder Communications

Our Board of Directors has established a procedure that enables stockholders to communicate in writing with members of the Board of Directors. Any such communication should be addressed to our Secretary and should be sent to such individual c/o NeoStem, Inc. Any such communication must state, in a conspicuous manner, that it is intended for distribution to the entire Board of Directors. Under the procedures established by the Board of Directors, upon our Secretary’s receipt of such a communication, a copy of such communication will be sent to each member of the Board of Directors, identifying it as a communication received from a stockholder. Absent unusual circumstances, at the next regularly scheduled meeting of the Board of Directors held more than two days after such communication has been distributed, the Board of Directors will consider the substance of any such communication.

Board and Committee Meeting Attendance

During the year ended December 31, 2010, our Board of Directors held 16 meetings, our Audit Committee held five meetings, our Compensation Committee held two meetings and our Nominating and Governance Committee held one meeting. In addition, our Board of Directors, our Audit Committee and our Compensation Committee each took actions by written consent. Each director (except Mr. Shi) attended (or participated by telephone in) at least 75% of the total number of meetings of the Board and committees on which he or she served.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, certain officers of the Company, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. These persons are required by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) reports that they file.

Based solely on a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company during 2010, (ii) any Forms 5 and amendments thereto furnished to the Company with respect to 2010, and (iii) any written representations that no Form 5 was required, the Company believes that all such parties subject to the reporting requirements of Section 16(a) filed on a timely basis all such reports required during and with respect to the fiscal year ended December 31, 2010, except that RimAsia Capital Partners, L.P. (“RimAsia”), RimAsia Capital Partners GP, L.P., RimAsia Capital Partners GP, Ltd. and Eric Wei jointly filed one late Form 4 with respect to RimAsia’s exercise of an out-of-the-money warrant, and Eric Wei filed one late Form 4 regarding his indirect beneficial ownership interest in the same transaction.

CODE OF ETHICS

We have adopted a code of ethics that applies to our directors, officers and employees, except to our Chief Executive Officer, Chief Financial Officer, and any principal accounting officer, controller, or persons performing similar functions (“Senior Financial Officers”), who are subject to a separate code of ethics. Both codes of ethics are available on our website, www.neostem.com. Our Code of Ethics for Senior Financial Officers is filed as Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth certain summary compensation information with respect to our Chief Executive Officer and our two other most highly compensated executive officers, for services as executive officers for the last two fiscal years.

Name and Principal Function	Year	Salary		Bonus		Stock Awards(1)		Option Awards(1)		All Other Compensation		Total Compensation
Robin Smith, Chief Executive Officer	2010	$333,254		$382,024	(2)	$—		$—		$80,653	(3)	$795,931
	2009	$302,500		$275,000	(4)	$1,236,250(5)		$3,322,252(6)		$625,675	(7)	$5,761,677
Shi Mingsheng, Chairman of the Board of Erye(8)	2010	$147,700	(9)	$—		$—		$1,265,280(10)		$45,000	(11)	$1,457,980
	2009	$9,153	(9)	—		$248,500(12)		$—		$—		$257,653
Madam Zhang Jian, Vice President – Pharmaceutical Operations, NeoStem and General Manager, Erye(13)	2010	$202,930	(14)	$72,500	(15)	—		$1,181,280	(16)	—		$1,456,710
	2009	$8,569	(17)	—		$248,500	(18)	—		—		$257,069

(1)	Amounts shown under “Stock Awards” and “Option Awards” represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, in accordance with SEC rules. See Note 9 to the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for a discussion of assumptions made in such valuations. All stock awards, option awards and other shares discussed in this table were issued under the Company’s 2003 Equity Participation Plan, 2009 Equity Compensation Plan or 2009 Non-U.S. Equity Compensation Plan, with a per share price generally equal to the fair market value of a share of common stock on the date of grant.
(2)	Includes approximately $82,000 in a bonus payable upon achievement of a business milestone, which occurred in the first quarter of 2010, as part of an Additional Compensation Plan adopted by the Compensation Committee in October 2009.
(3)	Consisted of (i) a car allowance of $12,000, (ii) approximately $17,000 paid by us on behalf of Dr. Smith for life and disability insurance, (iii) approximately $15,500 for club membership dues, and (iv) approximately $36,150 in previously approved reimbursement for prior withholding associated with a stock grant to Dr. Smith in 2009.
(4)	On October 1, 2009, Dr. Smith earned a bonus of $275,000. To help conserve cash, she elected to defer receiving a total payment of the bonus. In November 2009, we paid Dr. Smith $50,000 of this bonus, in February 2010, $125,000 was paid and as of June 17, 2010 the remainder was paid. We recognized this bonus as compensation in 2009 and $225,000 is reflected on our balance sheet at December 31, 2009 as an accrued liability.
(5)	In 2009, Dr. Smith was granted the following stock awards which were fully vested upon grant unless otherwise stated: 25,000 shares of our common stock with a per share price of $1.95 on May 21, 2009, 500,000 shares of our common stock with a per share price of $1.71 (for which we agreed to pay total withholding taxes) on July 8, 2009 which were vested as to 300,000 shares on grant and were scheduled to vest as to the remaining 200,000 shares upon achievement of a specific business milestone (vesting schedule revised resulting in accelerated vesting, as ratified by the Compensation Committee on July 7, 2010) and 175,000 of common stock with a per share price of $1.90 (for which we agreed to pay total withholding taxes) on October 30, 2009 upon closing of the Erye Merger.
(6)	In 2009, Dr. Smith was granted the following options: On May 21, 2009, options to purchase 100,000 shares of our common stock at an exercise price of $1.95 per share which was vested in its entirety on the date of grant; on July 8, 2009 options to purchase 500,000 shares of our common stock at an exercise price of $1.71 per share which vested as to 250,000 shares on the date of grant and 250,000 upon the achievement of a business milestone which was achieved upon consummation of the Erye Merger; on October 29, 2009 options to purchase 750,000 shares of our common stock at an exercise price of $2.04 per share and scheduled to vest as to 250,000 upon the achievement of a specific business milestone, 250,000 on July 8, 2010 and 250,000 on July 8, 2011 (as to which on July 7, 2010, the Compensation Committee accelerated the vesting of the 250,000 options scheduled to vest upon the achievement of a business milestone and the 250,000 options scheduled to vest on July 8, 2011); on October 30, 2009 options to purchase 229,678 shares of our common stock at an exercise price of

$1.90 per share which vested in its entirety on the date of grant; on November 4, 2009 options to purchase 200,000 shares of common stock at an exercise price of $1.66 per share granted under the Director Compensation Plan (150,000 for director services and 50,000 for Board Chairman services), which was scheduled to vest as to one-third on each one year anniversary of the date of grant (as to which vesting was accelerated to April 4, 2011 pursuant to an amendment to Dr. Smith’s employment agreement effective April 4, 2011). Includes $17,140 attributable to a total of 374,000 options that were subject to the Repricing (as hereinafter defined).
(7)	Includes (i) a car allowance of approximately $12,000; (ii) approximately $12,500 paid by us on behalf of Dr. Smith for life insurance and (iii) approximately $595,300 in withholding taxes for Dr. Smith associated with stock grants in 2009 (see note 5, above — this amount was previously disclosed but not quantified in the Summary Compensation Table in the previous year).
(8)	As a result of the Erye Merger and Mr. Shi Mingsheng’s position as Chairman of the Board of Erye, Mr. Shi is considered to be an executive officer of the Company effective October 30, 2009.
(9)	These amounts represent the U.S. dollar equivalent of Mr. Shi’s cash compensation paid to him by Erye, using an average exchange rate from Renminbi to U.S. dollars for the periods reflected. For 2009, only that portion of Mr. Shi’s cash compensation paid to him subsequent to the Erye Merger is reflected.
(10)	In 2010, Mr. Shi was awarded the following options: On June 17, 2010, in his capacity as Chairman of the Board of our subsidiary, Erye, Mr. Shi was granted options by the Company under our 2009 Non-U.S. Based Equity Compensation Plan to purchase 600,000 shares of our common stock at an exercise price of $2.36 per share. An aggregate of 200,000 of these options vested on July 31, 2010 following the achievement of specific business milestones. The remainder of these options are scheduled to vest in five installments (consisting of two installments of 50,000 options each, and three installments of 100,000 options each), in each case upon the achievement of the specific business milestone applicable to the installment.
(11)	Represents $45,000 in quarterly fees paid by the Company to Mr. Shi in his capacity as a director of the Company. Mr. Shi joined the Board of Directors in March 2010.
(12)	In 2009, Mr. Shi was awarded the following stock awards by the Company: on December 28, 2009, 175,000 shares of our common stock with a per share price of $1.42, in connection with the Erye Merger.
(13)	As a result of the Erye Merger and Madam Zhang Jian’s position as General Manager of Erye, Madam Zhang is considered to be an executive officer of the Company effective October 30, 2009. On June 9, 2010, Madam Zhang became the Vice President of Pharmaceutical Operations of NeoStem.
(14)	This amount is comprised of (i) $70,000 in salary paid to Madam Zhang from NeoStem in her capacity as Vice President of Pharmaceutical Operations of NeoStem and (ii) $132,930, the U.S. dollar equivalent of Madam Zhang’s cash compensation paid to her by Erye in her capacity as General Manager of Erye, using an average exchange rate from Renminbi to U.S. dollars for the period reflected.
(15)	This amount is comprised of a bonus paid to Madam Zhang by NeoStem in her capacity as Vice President of Pharmaceutical Operations of NeoStem.
(16)	In 2010, Madam Zhang was awarded the following options: On June 9, 2010, in her capacity as Vice President of Pharmaceutical Operations of NeoStem, Madam Zhang was granted options by the Company under our 2009 Non-U.S. Equity Compensation Plan to purchase 650,000 shares of our common stock at an exercise price of $2.16 per share, which vested as to 150,000 shares on the date of grant, is scheduled to vest as to 50,000 shares on each of the first, second, third, fourth and fifth one year anniversaries of the date of grant, and as to the remainder of the options is scheduled to vest in five installments of 50,000 shares each, in each case upon the achievement of the specific business milestone applicable to the installment.
(17)	This amount represents the U.S. dollar equivalent of Madam Zhang’s cash compensation paid to her by Erye, using an average exchange rate from Renminbi to U.S. dollars for the period reflected. Only that portion of Madam Zhang’s cash compensation paid to her subsequent to the Erye Merger is reflected.
(18)	In 2009, Madam Zhang was awarded the following stock awards by the Company: on December 28, 2009, 175,000 shares of our common stock with a per share price of $1.42, in connection with the Erye Merger.

EMPLOYMENT AGREEMENTS AND EQUITY GRANTS

Employment Agreements

This section contains a description of the employment agreements we have (or had during the years ended December 31, 2009 and 2010) with the officers named in the Summary Compensation Table. The descriptions to follow provide further information about the compensation that is shown in the Summary Compensation Table for these officers. They also give you information about payments that could be received by these officers under certain circumstances at such time as their employment ends with us, for example, certain severance arrangements. All numbers in the descriptions have been adjusted (as appropriate) to reflect both the one-for-ten reverse stock split which was effective as of August 31, 2006 and the one-for-ten reverse stock split which was effective as of August 9, 2007.

Robin L. Smith — Chief Executive Officer and Chairman of the Board

On May 26, 2006, we entered into an employment agreement with Dr. Robin L. Smith, pursuant to which Dr. Smith serves as our Chief Executive Officer. This agreement was for a period of two years, which term could be renewed for successive one-year terms unless otherwise terminated by Dr. Smith or us. The effective date of Dr. Smith’s employment agreement was June 2, 2006. Under this agreement, Dr. Smith was entitled to receive a base salary of $180,000 per year, to be increased to $236,000 after the first year anniversary of the effective date of her employment agreement. Dr. Smith was also eligible for an annual bonus determined by the Board, a car allowance of $1,000 per month and variable life insurance with payments not to exceed $1,200 per month.

On January 26, 2007, in connection with the January 2007 private placement, we entered into a letter agreement with Dr. Smith, pursuant to which Dr. Smith’s employment agreement dated as of May 26, 2006 was amended to provide that: (a) the term of her employment would be extended to December 31, 2010 and (b) upon the first closings in the January 2007 private placement, Dr. Smith’s base salary would be increased to $250,000. Other than as set forth therein, Dr. Smith’s original employment agreement and all amendments thereto remain in full force and effect. As consideration for her agreement to substantially extend her employment term, among other agreements contained in this amendment, on January 18, 2007 Dr. Smith was also granted an option under our 2003 Equity Participation Plan to purchase 55,000 shares of our common stock at a per share exercise price equal to $5.00 vesting as to (i) 25,000 shares upon the first closings in the January 2007 private placement; (ii) 15,000 shares on June 30, 2007; and (iii) 15,000 shares on December 31, 2007.

Effective as of September 27, 2007, we entered into a letter agreement with Dr. Smith, pursuant to which Dr. Smith’s employment agreement was further amended to provide that: (a) Dr. Smith’s base salary would be increased to $275,000; (b) her base salary would be increased by 10% on each one-year anniversary of the agreement; (c) a cash bonus of $187,500 (an amount equal to 75% of her base salary) would be paid October 1, 2007; (d) Dr. Smith’s bonus for 2008 was set in the amount of $250,000 (an amount equal to 100% of her base salary) to be paid October 1, 2008; and (e) we agreed to pay membership and annual fees for a club in New York of Dr. Smith’s choice for business entertaining and meetings.

Effective July 1, 2009, the cash component of Dr. Smith’s annual salary was increased to $302,500. On July 29, 2009, we amended the terms of our employment agreement with Dr. Smith by means of a letter agreement to extend the term of Dr. Smith’s employment to December 31, 2011 and subject to consummation of the Erye Merger, awarded to Dr Smith a $275,000 cash bonus for 2009 and comparable minimum annual bonuses for 2010 and 2011. Dr. Smith has been paid all of the bonus for 2009 and a $300,000 bonus authorized by the Compensation Committee for 2010 was paid in 2010.

On April 4, 2011, the Company entered into an amendment of its May 26, 2006 employment agreement with Dr. Robin L. Smith, pursuant to which, as previously amended (the “Agreement”), Dr. Smith serves as Chairman of the Board and Chief Executive Officer of the Company. Pursuant to the amendment, (i) the term of the Agreement was extended from December 31, 2011 to December 31, 2012; (ii) Dr. Smith will receive cash bonuses on October 1, 2011 and 2012 in the minimum amount of 110% of the prior year’s bonus; (iii) a failure to renew the Agreement at the end of the term regardless of reason shall be treated as a termination by the Company without cause; (iv) the Company shall pay Dr. Smith her base salary and COBRA premiums

(a) for one year in the event of a termination of the agreement by Dr. Smith for other than good reason and (b) during any period during which she is bound by non-competition, non-solicitation or similar covenants with the Company (such payments shall not be made during the time Dr. Smith is also receiving payments under (iii) or (iv)(a)); (v) Dr. Smith was granted an option to purchase 1,500,000 shares of Common Stock at a per share exercise price equal to the closing price of the Common Stock on the date of the amendment, vesting as to 500,000 shares on each of the date of grant, December 31, 2011 and December 31, 2012; (vi) all other unvested options held by Dr. Smith were immediately vested; (vii) any vested options previously or hereafter granted to Dr. Smith during the remainder of the term shall remain exercisable following termination of employment for the full option term until the expiration date; (viii) the Company agreed that, with the exception of the period of time during which Dr. Smith is a Company affiliate and for 90 days thereafter (during which time any shares owned by or issued to Dr. Smith will bear the Company’s standard affiliate legend), the Company will not place legends on shares on Common Stock owned by Dr. Smith restricting the transfer of such shares so long as such shares are sold under an effective registration statement, pursuant to Rule 144 or are eligible for sale under Rule 144 without volume limitations; and (ix) if Dr. Smith ceases to be employed by the Company and for so long as she continues to own shares of Common Stock the sale of which would require that the current public information requirement of Rule 144 be met, the Company will use its reasonable best efforts to timely meet those requirements or obtain appropriate extensions or otherwise make available such information as is required. Except as set forth in the amendment, the Agreement remains unchanged.

We maintain key-man life insurance on Dr. Smith in the amount of $3,000,000. As of October 29, 2009, The Compensation Committee of the Board approved the reimbursement to Dr. Smith of premiums, up to $4,000 annually, for disability insurance covering Dr. Smith.

Per Dr. Smith’s January 26, 2007 letter agreement with us, upon our termination of Dr. Smith’s employment without cause or by Dr. Smith with good reason, we were to pay to Dr. Smith her base salary at the time of termination for the two-year period following such termination. Dr. Smith’s September 27, 2007 letter agreement provides that such payment of severance can be made instead in 12 equal monthly installments beginning the date of termination. In addition, per Dr. Smith’s May 26, 2006 employment agreement, upon our termination of Dr. Smith’s employment without cause or by Dr. Smith for good reason, Dr. Smith shall be entitled to: (i) a pro-rata bonus based on the annual bonus received for the prior year; (ii) COBRA payments for a two year period (as modified); and (iii) have all options which would have vested during the 12-month period following the date of termination, become fully vested, and together with all other fully vested options, remain exercisable for a maximum of 48 months (but in no event longer than the original term of exercise). Upon our termination of Dr. Smith’s employment for cause or by Dr. Smith without good reason, Dr. Smith shall be entitled to: (i) the payment of all amounts due for services rendered under the agreement up until the termination date; and (ii) have all vested options remain exercisable for a period of ninety days (all stock options which have not vested shall be forfeited). Upon termination for death or disability, Dr. Smith (or her estate) shall be entitled to: (i) the payment of all amounts due for services rendered under the agreement until the termination date; (ii) family COBRA payments for the applicable term; and (iii) have all vested options remain exercisable for a maximum of 48 months (but in no event longer than the original term of exercise). The terms described in this paragraph are superseded, as applicable, by the terms of Dr. Smith’s April 2011 amendment.

Per Dr. Smith’s May 26, 2006 employment agreement, upon a change in control of our Company, options held by Dr. Smith shall be governed by the terms of applicable agreements and equity compensation plans, but in any event at least 75% of Dr. Smith’s then unvested options shall become immediately vested and exercisable upon a change in control. Further, in the event Dr. Smith voluntarily terminates her employment without good reason following a change in control, Dr. Smith shall be entitled to: (i) the payment of base salary for one year; (ii) a pro-rata bonus based on the annual bonus received for the prior year; (iii) COBRA payments for a one year period; and (iv) have all options which would have vested during the 12-month period following the date of termination, become fully vested, and together with all other fully vested options, remain exercisable for a maximum of 48 months (but in no event longer than the original term of exercise). The terms described in this paragraph are superseded, as applicable, by the terms of Dr. Smith’s April 2011 amendment.

Shi Mingsheng — Chairman of the Board of Erye

Shi Mingsheng, who currently serves as Chairman of the Board of our subsidiary Erye, entered into a Labor Contract (the “Labor Contract”) with Erye, which became effective on June 6, 2003 and continues for an indefinite term. The Labor Contract provides that Erye will determine Mr. Shi’s salary and other remuneration, and the parties by mutual agreement will determine his specific responsibilities. In his capacity as Chairman of the Board of Erye, Mr. Shi has responsibilities commensurate with the position. Mr. Shi’s Labor Contract contains certain work condition requirements and provides for certain employee benefits as required by the applicable national and local labor law of the People’s Republic of China (“Chinese Labor Law”). Erye or Mr. Shi may terminate the Labor Contract in accordance with certain provisions of the Chinese Labor Law. In the event the Labor Contract is terminated (i) by mutual consent of the parties or (ii) by Erye under certain specified circumstances, Erye may be required to compensate Mr. Shi in accordance with the Chinese Labor Law.

We acquired our 51% interest in Erye on October 30, 2009. With respect to services provided as Chairman of the Board of Erye, Mr. Shi received for 2010 (i) cash compensation of $147,700 from Erye and (ii) options under our 2009 Non-U.S. Based Equity Compensation Plan (the “2009 Non-U.S. Plan”) to purchase 600,000 shares of our Common Stock at an exercise price of $2.36 per share. An aggregate of 200,000 of these options vested on July 31, 2010 following the achievement of specific business milestones. The remainder of these options are scheduled to vest in five installments (consisting of two installments of 50,000 options each, and three installments of 100,000 options each), in each case upon the achievement of the specific business milestone applicable to the installment. For services in 2009, Mr. Shi received (i) $9,153 in cash compensation from Erye (reflecting only that portion of Mr. Shi’s cash compensation paid in respect of services rendered following the Erye Merger) and (ii) in connection with the Erye Merger, a stock award consisting of 175,000 shares of our Common Stock.

Pursuant to the terms of the Erye Merger Agreement, Mr. Shi was appointed to NeoStem’s Board of Directors on March 11, 2010. For Mr. Shi’s services as a NeoStem director during 2010, Mr. Shi received an aggregate of $45,000 in cash fees (representing $15,000 for each quarter).

Madam Zhang Jian — Vice President of Pharmaceutical Operations (NeoStem), and General Manager of Erye

Ms. Zhang Jian currently serves as our Vice President of Pharmaceutical Operations, and as the General Manager of our subsidiary Erye. Ms. Zhang Jian entered into a Labor Contract with Erye (the “Zhang Labor Contract”), which became effective on April 1, 2008 and continues for an indefinite term. For her service as General Manager of Erye, the Zhang Labor Contract provides that Ms. Zhang Jian shall receive an annualized base salary of RMB 10,200 (approximately US$1,500) (at a minimum), subject to annual increases in accordance with Erye company policy and certain salary standards published by the local PRC government. Overtime pay is calculated based on the base salary. The agreement additionally contains certain work condition requirements and provides for certain employee benefits as required by the applicable national and local labor law of the People’s Republic of China (the “Chinese Labor Law”). We acquired our 51% interest in Erye on October 30, 2009, and since such time Ms. Zhang Jian has continued to serve as General Manager of Erye.

In addition, effective as of June 9, 2010 (the “Commencement Date”), Ms. Zhang Jian entered into a letter agreement with NeoStem (the “Zhang Letter Agreement”), pursuant to which she serves as our Vice President of Pharmaceutical Operations for an indefinite term. The terms of the Zhang Letter Agreement include: (a) annual compensation of $120,000; (b) a one-time signing bonus of $72,500; and (c) a grant on the Commencement Date, pursuant and subject to the terms of our 2009 Non-U.S. Based Equity Compensation Plan (the “2009 Non-U.S. Plan”), of options to purchase 650,000 shares of our Common Stock at a per share purchase price equal to the closing price of our Common Stock on the Commencement Date, which (i) vested and became exercisable as to 150,000 shares on the Commencement Date; (ii) shall vest and become exercisable as to 50,000 shares on each of the first, second, third, fourth and fifth one year anniversaries of the Commencement Date; and (iii) shall vest and become exercisable as to the reminder in five installments of 50,000 shares each, in each case upon the achievement of the specific business milestone applicable to the installment. We must give Ms. Zhang Jian 30 days’ prior written notice should we desire to terminate her employment with the Company.

For services in 2009, Ms. Zhang Jian received (i) $8,569 in cash compensation from Erye (reflecting only that portion of Ms. Zhang Jian’s cash compensation paid in respect of services following the Erye Merger) and (ii) in connection with the Erye Merger, a stock award consisting of 175,000 shares of our Common Stock. For services in 2010, Ms. Zhang Jian received (i) $132,930 in cash compensation from Erye, (ii) from NeoStem, $70,000 in salary together with a $72,500 signing bonus, pursuant to the Zhang Letter Agreement, and (iii) also pursuant to the Zhang Letter Agreement, the options to purchase 650,000 shares of our Common Stock described above.

Indemnification Agreements

As of October 2, 2009, we entered into indemnification agreements with our Chief Executive Officer, Chief Financial Officer, General Counsel, certain other employees and each of its directors pursuant to which we have agreed to indemnify such party to the full extent permitted by law, subject to certain exceptions, if such party becomes subject to an action because such party is our director, officer, employee, agent or fiduciary.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table* sets forth information on option awards outstanding at December 31, 2010 for NeoStem’s Named Executive Officers.

	Option Awards**
Name	Number of Securities Underlying Unexercised Options # Exercisable		Number of Securities Underlying Unexercised Options # Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price***	Option Expiration Date
Robin L. Smith	54,000	(1)(14)	—		—	$1.90	6/1/2016
	15,000	(2)	—		—	$1.90	12/4/2016
	55,000	(3)	—		—	$1.90	1/17/2017
	250,000	(4)	—		—	$1.90	9/26/2017
	120,000	(5)	—		—	$1.63	2/26/2018
	5,000	(6)	—		—	$1.13	10/30/2018
	100,000	(7)	—		—	$1.95	5/20/2019
	500,000	(8)	—		—	$1.71	7/6/2019
	750,000	(9)	—		—	$2.04	10/28/2019
	229,678	(10)	—		—	$1.90	10/29/2016
	—		200,000	(11)	—	$1.66	11/3/2019

	Option Awards**
Name	Number of Securities Underlying Unexercised Options # Exercisable		Number of Securities Underlying Unexercised Options # Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price***	Option Expiration Date
Shi Mingsheng	200,000	(12)	—		—	$2.36	6/16/2020
	—		400,000	(12)	—	$2.36	6/16/2020
Zhang Jian	150,000	(13)	—		—	$2.16	6/8/2020
	—		500,000	(13)	—	$2.16	6/8/2020

*	All numbers in this table and footnotes thereto have been adjusted (as appropriate) to reflect the one-for-ten reverse stock split effective as of August 31, 2006 and the one-for-ten reverse stock split effective as of August 9, 2007.
**	All option awards were made under and are governed by the terms of our 2003 Equity Participation Plan, 2009 Equity Compensation Plan or 2009 Non-U.S. Based Equity Compensation Plan.
***	On October 30, 2009, in connection with the consummation of the Erye Merger and upon shareholder approval, NeoStem amended its 2003 Equity Participation Plan (the “2003 Plan”) to grant the NeoStem Board of Directors or an appropriate committee thereof the authority to effect a one-time repricing of the exercise price of certain NeoStem options and warrants to purchase shares of Common Stock (the “Repricing”) and giving the Board of Directors or an appropriate committee thereof discretion to issue certain cash or equity awards in connection with the Repricing. Accordingly, on October 30, 2009, NeoStem repriced an aggregate of 754,250 outstanding options (of which 374,500 were held by Dr. Smith, 71,000 were held by Catherine Vaczy, our Vice President and General Counsel and an additional 145,500 (not included in the 754,250 outstanding options) were held by our former President). Under the Repricing, options with a range of exercise prices from $2.39 to $25.00 were repriced to an exercise price of $1.90 (the closing price of a share of Common Stock on the NYSE Amex on the date of the Repricing). Also, as part of an Additional Compensation Plan adopted by the Compensation Committee on October 30, 2009, NeoStem effected discretionary option awards pursuant and subject to the Company’s 2009 Equity Compensation Plan. Options (“Discretionary Options”) were awarded on October 30, 2009 to officers, directors, employees, consultants and advisors to purchase an aggregate of 562,274 shares of common stock (of which 229,678 were awarded to Dr. Smith) at an exercise price of $1.90 (the closing price of a share of Common Stock on the date of grant), and as part of the Additional Compensation Plan an aggregate of approximately $201,000 in cash awards were approved upon the Company’s closing on an equity financing transaction with net proceeds of at least $5,000,000 which were paid in the first quarter of 2010. All options included in this table with an exercise price of $1.90 were subject to the Repricing, except that the option to purchase 229,678 shares held by Dr. Smith was issued as Discretionary Options.
(1)	Consists of options granted to Dr. Smith pursuant to the terms of her employment agreement dated as of May 26, 2006, which vested as to an aggregate of 30,000 options on June 2, 2006, and as to 12,000 options on each of June 2, 2007 and June 2, 2008.
(2)	Consists of options granted to Dr. Smith by the Compensation Committee on December 5, 2006, which vested as to 10,000 options upon grant and as to 5,000 options on August 9, 2007 upon our Common Stock being listed for trading on the American Stock Exchange (now known as the NYSE Amex).
(3)	This option was granted to Dr. Smith in connection with her entering into an amendment to her employment agreement on January 26, 2007, and vested as to (i) 25,000 options upon the first closings in NeoStem’s January 2007 private placement, (ii) 15,000 options on June 30, 2007 and (iii) 15,000 options on December 31, 2007.
(4)	Consists of options granted to Dr. Smith by the Compensation Committee September 27, 2007, which vested as to 150,000 options on the date of grant and as to 100,000 options upon consummation of the Erye Merger on October 30, 2009.
(5)	Consists of options granted to Dr. Smith by the Compensation Committee on February 27, 2008, which vested (i) as to 40,000 options on the date of grant, (ii) as to 30,000 options upon consummation of the Erye Merger on October 30, 2009, (iii) as to 30,000 options on September 2, 2008 upon the achievement of a business milestone, and (iv) as to 20,000 options on October 31, 2008 upon the achievement of a business milestone.
(6)	This option was granted to Dr. Smith by the Compensation Committee on October 31, 2008 and vested on November 2, 2008 upon the achievement of a business milestone.
(7)	This option was granted to Dr. Smith by the Compensation Committee on May 8, 2009 and was vested in its entirety on the date of grant.
(8)	This option was granted to Dr. Smith by the Compensation Committee on July 8, 2009 and vested as to 250,000 options on the date of grant and as to an additional 250,000 options upon consummation of the Erye Merger on October 30, 2009.
(9)	An option was granted to Dr. Smith by the Compensation Committee effective October 29, 2009 upon approval of the Erye Merger and the increase in shares under the 2009 Equity Compensation Plan consisting of an aggregate of 750,000 option shares, and was scheduled to vest as to 250,000 upon the achievement of a specific business milestone, 250,000 on July 8, 2010 and 250,000 on July 8, 2011. On July 7, 2010, the Compensation Committee accelerated the vesting of the 250,000 options originally scheduled to vest upon achievement of a business milestone and the 250,000 options originally scheduled to vest on July 8, 2011. As a result, as of July 8, 2010, this option was fully vested.
(10)	This option was granted to Dr. Smith by the Compensation Committee as Discretionary Options on October 30, 2009 and was vested in its entirety on the date of grant.
(11)	This option was granted to Dr. Smith by the Compensation Committee on November 4, 2009 and originally scheduled to vest as to one-third of option shares on each one year anniversary of the date of grant. Pursuant to Dr. Smith’s April 4, 2011 Employment Agreement amendment, the vesting of this option was accelerated and as of that date the option was fully vested.
(12)	This option was granted to Mr. Shi on June 17, 2010, in his capacity as Chairman of the Board of our subsidiary, Erye. An aggregate of 200,000 of these options vested on July 31, 2010 following the achievement of specific business milestones. The remainder of these options are scheduled to vest in five installments (consisting of two installments of 50,000 options each, and three installments of 100,000 options each), in each case upon the achievement of the specific business milestone applicable to the installment.
(13)	This option was granted to Madam Zhang on June 9, 2010, in her capacity as Vice President of Pharmaceutical Operations of NeoStem, which vested as to 150,000 shares on the date of grant, is scheduled to vest as to 50,000 shares on each of the first, second, third, fourth and fifth one year anniversaries of the date of grant, and as to the remainder of the options is scheduled to vest in five installments of 50,000 shares each, in each case upon the achievement of the specific business milestone applicable to the installment.
(14)	This option provides for the grant of an additional option upon exercise of the original option when the exercise price is paid with shares in the individual’s possession or to which they are entitled.

The Repricing

On October 30, 2009, NeoStem amended its 2003 Equity Participation Plan (the “2003 Plan”) to grant NeoStem’s Board of Directors or an appropriate committee thereof the authority to reprice options, (ii) a one-time repricing of the exercise price of certain options and warrants to purchase shares of Common Stock (the “Repricing”), and (iii) giving the Board of Directors or an appropriate committee thereof discretion to issue certain cash or equity awards in connection with the Repricing.

On October 30, 2009, NeoStem implemented the Repricing. NeoStem repriced an aggregate of 754,250 outstanding options (of which 500,500 were held by Dr. Smith, Ms. Vaczy and Larry May, our Chief Financial Officer, and an additional 145,500 (not included in the 754,250 outstanding options) were held by Mark Weinreb, our former President and agreed to by NeoStem pursuant to Mr. Weinreb’s Separation Agreement to be modified in accordance with the Repricing and to remain exercisable for an additional two years). Under the Repricing, options with a range of exercise prices from $2.39 to $25.00 were repriced to a strike price of $1.90 (the closing price of a share of our common stock on the NYSE Amex on the date of the Repricing). The following outstanding stock options held by NeoStem’s principal executive officer, principal financial officer and other executive officers were amended to reduce the strike price to $1.90: (i) for Robin L. Smith, an aggregate of 374,000 options with exercise prices ranging from $4.95 to $25.00; (ii) for Catherine M. Vaczy, an aggregate of 71,000 options with exercise prices ranging from $4.95 to $10.00; (iii) for Mark Weinreb, pursuant to a Separation Agreement, an aggregate of 145,500 options with exercise prices ranging from $3.00 to $10.00; and (iv) for Larry A. May, an aggregate of 55,500 options with exercise prices ranging from $4.95 to $18.00. We also repriced privately issued warrants (warrants issued other than to the public or the underwriters in our August 2007 public offering) to purchase approximately 1,203,890 shares of Common Stock with exercise prices ranging from $4.00 to $8.00, to a range of approximately $3.82 to $6.81. Certain of NeoStem’s executive officers were holders of warrants to purchase shares of Common Stock at $8.00 per share for which their exercise prices were reduced to approximately $6.18 per share. An aggregate of 27,427 of such warrants were held by executive officers in the following quantities: Robin L. Smith (25,427) and Catherine M. Vaczy (2,000); and an aggregate of 34,092 of such warrants were held by two non-employee directors.

NEOSTEM DIRECTOR COMPENSATION

General Information

Directors who are employees of NeoStem or its wholly-owned subsidiaries do not receive additional cash compensation for serving as directors. Non-employee directors of ours are reimbursed for out-of-pocket travel expenses incurred in their capacity as our directors. Pursuant to our 2003 Equity Participation Plan, our 2009 Equity Compensation Plan and our 2009 Non-U.S. Based Equity Compensation Plan, all directors (including independent directors) are eligible to receive equity awards. There were no option awards granted during 2010 to our directors, other than as reflected in the Summary Compensation Table. There were no stock awards granted during 2010 to any of our directors.

The following table sets forth information on all compensation to our directors (other than as reflected in the Summary Compensation Table) for the year ended December 31, 2010.

Name	Year	Fees Earned or Paid in Cash	Total Compensation
Richard Berman(1)	2010	$60,000	$60,000
Steven S. Myers(2)	2010	$60,000	$60,000
Drew Bernstein(3)	2010	$60,000	$60,000
Edward C. Geehr, M.D.(4)	2010	$60,000	$60,000
Eric C. Wei(5)	2010	$60,000	$60,000

(1)	At December 31, 2010, Mr. Berman had options to purchase 349,387 shares of NeoStem Common Stock outstanding, 216,054 of which were vested.
(2)	At December 31, 2010, Mr. Myers had a total of 175,000 shares in stock awards outstanding, all of which were vested. At December 31, 2010, Mr. Myers had options to purchase 349,387 shares of NeoStem Common Stock outstanding, 216,054 of which were vested.
(3)	At December 31, 2010, Mr. Bernstein had options to purchase 400,000 shares of NeoStem Common Stock outstanding, 266,667 of which were vested.
(4)	At December 31, 2010, Dr. Geehr had options to purchase 150,000 shares of NeoStem Common Stock outstanding, 50,000 of which were vested.
(5)	At December 31, 2010, Mr. Wei had options to purchase 150,000 shares of NeoStem Common Stock outstanding, 50,000 of which were vested. At Mr. Wei’s direction, his cash fees have been paid to RimAsia.

On November 4, 2009, the Compensation Committee of NeoStem’s Board of Directors approved a compensation plan for the Board of Directors (the “Board of Directors Compensation Plan”). The Board of Directors Compensation Plan provides that each Board member shall be authorized to receive options to purchase 150,000 shares of our common stock for his or her service as a Board member. These options shall vest as to 50,000 shares on each of the first, second and third anniversaries of the date of grant. The Board of Directors Compensation Plan further provides that Chairs of the Board, Chairs of a Board Committee and members of the Board of Directors of any of NeoStem’s subsidiaries shall be authorized to receive options to purchase 50,000 shares of Common Stock for his or her service as a Chair of the Board or a Committee of the Board or as a member of the Board of any of our subsidiaries. These options shall vest as to 16,667 shares of our common stock on each of the first and second anniversary of the date of grant and as to the remaining 16,666 shares of our common stock on the third anniversary of the date of grant. In each case, the exercise price of options authorized pursuant to the Board of Directors Compensation Plan shall be equal to the closing price of a share of our common stock on the date of grant. One of our directors, Mr. Shi, does not participate in the equity portion of the Board of Directors Compensation Plan. Under the Board of Directors Compensation Plan, commencing January 1, 2010, directors who are not employees of NeoStem, Inc. or its wholly owned subsidiaries are also entitled to quarterly cash fees equal to $15,000, payable in arrears.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the number of shares of our Common Stock beneficially owned as of April 11, 2011 by:

•	each of our named executive officers;
•	each of our current directors;
•	all of our current directors and executive officers as a group; and
•	each person who is known by us to beneficially own 5% or more of our Common Stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person possesses sole or shared voting or investment power. Shares of our Common Stock that may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days after the date indicated in the table are deemed beneficially owned by the optionees or warrant holders. Unless otherwise indicated, and subject to any applicable community property laws, to our knowledge the persons or entities named in the table below have sole voting and investment power with respect to all shares indicated as beneficially owned by them.

Unless otherwise indicated, the address of the beneficial owner is c/o NeoStem, Inc., 420 Lexington Avenue, Suite 450, New York, NY 10170.

As of April 11, 2011, there were 80,024,412 shares of Common Stock outstanding. As of such date, the directors and executive officers of the Company collectively owned beneficially 43,665,365 shares, or approximately 47.9% of the outstanding shares.

Number and Percentage of Shares of NeoStem Common Stock Owned

Name and Address of Beneficial Holder	Number of Shares Beneficially Owned		Percentage of Common Stock Beneficially Owned
Robin L. Smith, M.D. Chief Executive Officer and Chairman of the Board	3,896,441	(1)	4.7%
Shi Mingsheng Director of the Company and Chairman of the Board, Erye	4,665,770	(2)(10)	5.8%
Madam Zhang Jian, Vice President — Pharmaceutical Operations, NeoStem and General Manager, Erye	4,665,770	(3)(10)	5.8%
Richard Berman Director	227,418	(4)	0.3%
Steven S. Myers Director	1,323,395	(5)	1.6%
Drew Bernstein Director	266,667	(6)	0.3%
Edward C. Geehr, M.D. Director	136,250	(7)	0.2%
Eric H.C. Wei Director	26,459,874	(8)(9)	31.5%
RimAsia Capital Partners, L.P. RimAsia Capital Partners GP, L.P. RimAsia Capital Partners GP, Ltd. 1807 Harbour Centre 25 Harbour Road Wanchai Hong Kong	26,409,874	(9)	31.4%

Fullbright Finance Limited (“Fullbright”) Suite 1307, Tongmei Center 43 East Queen’s Road Wanchai Hong Kong	4,290,770 (10)	5.3%
Enhance BioMedical Holdings Limited (“Enhance”) 6555 Bo Yuan Road Shanghai, 201804 PRC	8,000,000 (11)	9.5%
All Directors and Executive Officers as a group (fifteen persons)	43,665,365 (12)(13)	47.9%

The address for each officer and director is c/o NeoStem, Inc., 420 Lexington Avenue, Suite 450, New York, NY 10170.

(1)	Includes (i) options to purchase up to 2,778,678 shares of or common stock which are exercisable within 60 days of April 11, 2011 and (ii) warrants to purchase up to 128,972 shares of our common stock which are exercisable within 60 days of April 11, 2011.
(2)	Mr. Shi is the Chairman of the Board of Erye, a principal shareholder of EET and Fullbright and a director of the Company. Includes options to purchase up to 200,000 shares of our common stock which are exercisable within 60 days of April 11, 2011.
(3)	Madam Zhang is the General Manager of Erye and a principal shareholder of EET and Fullbright and our Vice President of Pharmaceutical Operations. Includes options to purchase up to 200,000 shares of common stock which are exercisable within 60 days of April 11, 2011.
(4)	Includes (i) options to purchase up to 216,054 shares of our common stock which are exercisable within 60 days of April 11, 2011 and (ii) warrants to purchase up to 11,364 shares of our common stock which are exercisable within 60 days of April 11, 2011.
(5)	Includes (i) options to purchase up to 216,054 shares of common stock which are exercisable within 60 days of April 11, 2011 and (ii) warrants to purchase up to 22,728 shares of common stock which are exercisable within 60 days of April 11, 2011.
(6)	Includes options to purchase up to 266,667 shares of common stock which are exercisable within 60 days of April 11, 2011.
(7)	Includes options to purchase up to 136,250 shares of common stock which are exercisable within 60 days of April 11, 2011.
(8)	Includes options to purchase up to 50,000 shares of common stock which are exercisable within 60 days of April 11, 2011.
(9)	Includes (i) 22,409,874 shares of our common stock, 9,086,124 of which were issued upon the conversion of 8,177,512 shares of Series C Convertible Preferred Stock held by RimAsia Capital Partners, L.P. and (ii) warrants to purchase up to 4,000,000 shares of our common stock which are exercisable within 60 days of April 11, 2011. These shares are held by RimAsia Capital Partners, L.P., a Cayman Islands exempted limited partnership (“RimAsia”). RimAsia Capital Partners GP, L.P., a Cayman Islands exempted limited partnership (“RimAsia GP”), is the general partner of RimAsia. RimAsia Capital Partners GP, Ltd., a Cayman Islands exempted company (“RimAsia Ltd.”), is the general partner of RimAsia GP. Mr. Wei, one of our directors, is the sole director of RimAsia Ltd. RimAsia, RimAsia GP, RimAsia Ltd. and Mr. Wei has the sole power to vote and dispose of our common stock held by RimAsia.
(10)	Includes (i) 3,650,770 shares of our common stock and (ii) warrants to purchase up to 640,000 shares of common stock which are exercisable within 60 days of April 11, 2011, held by Fullbright Finance Limited. Fullbright is a corporation organized under the laws of the British Virgin Islands and is majority owned by Mr. Shi and Madam Zhang who have shared power to vote and dispose of the shares of our common stock held by Fullbright and, as a result, may be deemed to beneficially own the shares of our common stock held by Fullbright. The table reflects 1,680,000 shares of our common stock that were pledged to us in connection with the Erye Merger.

(11)	Enhance is a Shanghai corporation and a subsidiary of Enhance Holding Corporation. This number includes warrants to purchase up to 4,000,000 shares of our common stock which are exercisable within 60 days of April 11, 2011.
(12)	See footnotes 1 – 8. Includes shares and exercisable rights owned by RimAsia Capital Partners and Fullbright Finance Limited set forth in footnotes 9 and 10.
(13)	Includes (i) options to purchase up to 1,511,800 shares of common stock which are exercisable within 60 days of April 11, 2011 and (ii) warrants to purchase up to 695,606 shares of common stock which are exercisable within 60 days of April 11, 2011, held by executive officers not individually listed in this table of the Company and its subsidiaries.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our equity compensation plans as of December 31, 2010. In the following table, the equity compensation plans approved by security holders include the NeoStem, Inc. 2003 Equity Participation Plan (the “2003 Plan”), the NeoStem, Inc. 2009 Equity Compensation Plan (the “2009 Plan”) and the NeoStem, Inc. 2009 Non-U.S. Based Equity Compensation Plan (the “2009 Non-U.S. Plan”). These plans were our only equity compensation plans approved by security holders in existence as of December 31, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	13,032,214	$1.91	8,775,731
Equity compensation plans not approved by security holders(1)	1,050,500	$2.10	—
Total	14,082,714	$1.92	8,775,731

(1)	Consists of individual grants of warrants to thirteen service providers to the Company, no one of which is individually material.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

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

Pursuant to the PCT Merger Agreement, NeoStem agreed to pay off PCT’s credit line with Northern New Jersey Cancer Associates (“NNJCA”), in an amount up to $3,000,000, shortly after the closing of the PCT Merger. On January 21, 2011, NeoStem paid NNJCA $3,000,000 in full satisfaction of all of borrower PCT’s obligations to lender NNJCA arising from the underlying line of credit and security agreement. Dr. Andrew Pecora (who was PCT’s Chairman and CEO prior to the PCT Merger, and who became PCT’s Chief Medical Officer on January 19, 2011 pursuant to an employment agreement effective upon the closing of the PCT Merger), has served as Managing Partner of NNJCA since 1996.

In accordance with the PCT Merger Agreement, the stock consideration paid by NeoStem in exchange for the membership interests of PCT was deposited into an escrow account for eventual distribution to the former members of PCT. Dr. Pecora, Dr. Robert A. Preti (PCT’s President and Chief Scientific Officer prior to the PCT Merger, and who following the PCT Merger serves as PCT’s President pursuant to an employment agreement that became effective upon the PCT Merger closing) and George S. Goldberger (PCT’s Chief Business and Financial Officer, Treasurer and Secretary prior to the PCT Merger, and who following the PCT Merger serves as PCT’s Vice President — Business Development pursuant to an employment agreement that became effective upon the PCT Merger closing), beneficially owned approximately 17.2%, 17.0% and 2.5%, respectively, of the membership interests of PCT that were outstanding immediately prior to the closing of the PCT Merger. Certain of the shares of Common Stock issued to these three individuals will be released from escrow earlier than the first release of shares for other members of PCT for the purpose of enabling them to pay taxes that will be due as a result of the PCT Merger.

On July 27, 2010, consistent with the Company’s previously disclosed intention to provide support for The Stem for Life Foundation, a Pennsylvania nonprofit corporation classified as a tax-exempt organization under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended (the “Code”), whose mission is to promote public awareness, fund research and development and subsidize stem cell collection and storage programs, the Company issued to the Foundation 150,000 shares of restricted common stock with a fair value of $298,500. The issuance of such securities was subject to the approval of the Board of Directors, Audit Committee and the NYSE Amex. On July 2, 2010, the Company also contributed $75,000 in cash to the Foundation. The Company’s CEO and Chairman is President and a Trustee of the Foundation, its General Counsel is Secretary and a Trustee of the Foundation and its Chief Financial Officer is Treasurer of the Foundation.

Pursuant to the terms and subject to the conditions set forth in the Erye Merger Agreement, which closed in October 2009, all of the shares of common stock, par value $.01 per share, of CBH (“CBH Common Stock”), issued and outstanding immediately prior to the effective time of the Erye Merger (the “Effective Time”), were converted into the right to receive, in the aggregate, 7,150,000 shares of NeoStem Common Stock. Additionally, subject to the cancellation of outstanding warrants to purchase shares of CBH Common Stock held by RimAsia (then a beneficial holder of more than 5% of our voting securities), and the sole holder of shares of Series B Convertible Preferred Stock, par value $0.01 per share, of CBH (“CBH Series B Preferred Stock”), all of the shares of CBH Series B Preferred Stock issued and outstanding immediately prior to the effective time of the Erye Merger were converted into the right to receive, in the aggregate, (i) 6,458,009 shares of NeoStem Common Stock (having an approximate value of $12,270,217 as of the effective time of the Erye Merger) and (ii) 8,177,512 shares of NeoStem Series C Preferred Stock (having an approximate value of $17,263,600 as of the effective time of the Erye Merger), each with a liquidation preference of $1.125 per share and convertible into 9,086,124 shares of NeoStem Common Stock at an initial exercise price of $0.90. On May 17, 2010, RimAsia at its option converted its shares of Series C Preferred

Stock into 9,086,124 shares of the Company’s common stock, and on May 25, 2010, received a cash payment of $153,500 which is equal to the dividends accrued but unpaid through from January 1, 2010 to May 17, 2010.

For assistance in effecting the Erye Merger, 125,000 shares of NeoStem Common Stock (having an approximate value of $237,500) were issued to Fullbright Finance Limited (“Fullbright”). Fullbright, a corporation organized in the British Virgin Islands, was then a beneficial holder of more than 5% of our voting securities. The principal shareholders of Fullbright are Madam Zhang Jian (then an officer and director of CBH and an officer of Erye) and Shi Mingsheng (then an officer and director of CBH, a director of Erye and Chairman of Fullbright). In addition, in connection with the Erye Merger, an aggregate of 203,338 shares of NeoStem Common Stock (having an approximate value of $386,350) were issued to Fullbright. Mr. Shi is the majority shareholder, and Madam Zhang Jian is a significant shareholder, of Erye Economy and Trading Co. Ltd (“EET”), the holder of a 49% interest in Erye. Mr. Shi is currently an officer of Erye and a director of NeoStem. Madam Zhang Jian is currently an officer of Erye and an executive officer of NeoStem.

As a result of the Erye Merger, we own 51% of Erye, and EET owns the remaining 49% ownership interest. In connection with the Erye Merger, NeoStem and EET negotiated a revised joint venture agreement which will govern our respective rights and obligations with respect to Erye. Pursuant to the terms and conditions of the revised joint venture agreement, dividend distributions to EET and NeoStem will be made in proportion to their respective ownership interests in Erye; provided, however, that for the three-year period which commenced on the first day of the first fiscal quarter after the joint venture agreement became effective (currently approximately another two years), (i) 49% of undistributed profits (after tax) will be distributed to EET and lent back to Erye by EET for use by Erye in connection with the construction of its new facility; (ii) 45% of the net profit (after tax) will be provided to Erye as part of the new plant construction fund, which will be characterized as paid-in capital for our 51% interest in Erye; and (iii) only 6% of the net profit will be distributed to us directly for our operating expenses. In the event of the sale of all of the assets of Erye or liquidation of Erye, we will be entitled to receive the return of such additional paid-in capital before distribution of Eyre’s assets is made based upon the ownership percentages of NeoStem and EET, and upon an initial public offering of Erye which raises at least 50,000,000 RMB (or approximately U.S. $7,300,000), we will be entitled to receive the return of such additional paid-in capital. As of December 31, 2010, distributions due China Biopharmaceutical Holdings, Inc., the former majority owner of Erye, totaling approximately $6,712,000 had been deferred and EET has received and lent back approximately $7,965,000.

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

In connection with the Erye Merger, the exercise price of certain of our outstanding warrants was reduced. Certain of our executive officers and directors held warrants to purchase our common stock at $8.00 per share, and following the Erye Merger, the exercise price of such warrants was reduced to approximately $6.18 per share. These warrants are held by our Chairman and CEO — Robin L. Smith (25,427), our Vice President and General Counsel — Catherine M. Vaczy (2,000), and two of our directors — Richard Berman (11,364) and Steven Myers (22,728). Certain stock options were also re-priced. For a description of the repricing of certain employee stock options, please see the discussion in appearing in Item 11 of this Annual Report on Form 10-K/A under the caption “Outstanding Equity Awards at Fiscal Year-End — The Repricing,” above.

Robin L. Smith, our Chairman and Chief Executive Officer, and Steven Myers, a member of our Board of Directors and a member of each of our Audit Committee, our Compensation Committee and our Nominating and Governance Committee (of which Nominating and Governance Committee Mr. Myers became Chairman in March 2009), were holders of CBH Common Stock at the time of the Erye Merger. Dr. Smith was the beneficial owner of 389,966 shares of CBH Common Stock that were acquired commencing in 2005. Mr. Myers was the beneficial owner of 285,714 shares of CBH Common Stock that were acquired in 2005. Accordingly, a special committee of NeoStem’s Board of Directors (comprised of Mark Weinreb, Richard Berman and Joseph Zuckerman) approved on behalf of NeoStem the execution of the merger agreement and the transactions contemplated thereby. Based on the $1.90 closing price of our common stock on October 30, 2009 and the conversion of CBH Common Stock into our Common Stock in the Erye Merger, the approximate transaction value of the holdings in CBH of each of Dr. Smith and Mr. Myers was $142,384 and $104,320, respectively.

In NeoStem’s June/July 2009 private placement, Fullbright acquired, for a purchase price of $800,000, 64,000 shares of NeoStem’s Series D Stock (which automatically converted into 640,000 shares of common stock in October 2009), together with warrants to purchase 640,000 shares of NeoStem Common Stock; all securities purchased by Fullbright in the June/July 2009 Private Placement were pledged to RimAsia and subsequently, to NeoStem.

On February 25, 2009 and March 6, 2009, respectively, we issued promissory notes (the “Notes”) to RimAsia (then a beneficial holder of more than 5% of our voting securities) in the principal amounts of $400,000 and $750,000, respectively. The Notes had an interest rate of 10% per annum and were due and payable on October 31, 2009 or earlier, in the event we raised over $10 million through an equity financing. On April 9, 2009 these notes and the related accrued interest were repaid from the proceeds of the $11,000,000 April 2009 private placement of shares of the Company’s Series D Convertible Redeemable Preferred Stock and warrants to purchase shares of Common Stock.

In April 2009, RimAsia (then a beneficial holder of more than 5% of our voting securities) purchased our Series D Convertible Redeemable Preferred Stock and warrants for aggregate consideration of $5,000,000. A portion of the proceeds were used to repay the principal and interest on the Notes issued to RimAsia in February and March 2009 and certain other costs advanced by RimAsia in connection with NeoStem’s expansion activities in China. Mr. Wei, now a director of NeoStem, is managing partner of RimAsia.

On April 30, 2009, NeoStem entered into a License and Referral Agreement with Promethean Corporation, now Ceregenex Corporation (“Ceregenex”), through its subsidiary Ceres Living, Inc. (“Ceres”) to use certain Company marks and publications in connection with certain sales and marketing activities relating to its nutritional supplement known as AIO Premium Cellular (the “Product”); and in connection with the license, Ceres will pay to NeoStem or the Stem for Life Foundation as reviewed and approved by the Board of Directors of the Company, specified fees for each unit of the Product sold; and Ceres shall engage in a referral service with respect to NeoStem’s adult stem cell collection and storage activities. Ceres will receive a specified fee from NeoStem for each client referred who completes and pays for a stem cell collection. The term of the agreement is three years with each party having the right to renew annually, thereafter. The Stem for Life Foundation is a Pennsylvania nonprofit corporation classified as a 501(c)(3) tax-exempt organization under the Code, whose mission is to promote public awareness, fund research and development and subsidize stem cell collection and storage programs. The Company’s CEO and Chairman is President and a Trustee of the Foundation, its General Counsel is Secretary and a Trustee of the Foundation and its Chief Financial Officer is Treasurer of the Foundation. The former CEO of Ceregenex is in an exclusive relationship with the CEO of NeoStem. The Company has earned $15,354 and $6,320 in royalties in connection with this agreement during the twelve months ended December 31, 2010 and 2009, respectively. Additionally, Ceregenex has been responsible for referral of certain clients for the Company’s stem cell collection business and receives a commission of 10% for such referrals. Through December 31, 2010 these commissions were not significant.

In June 2009, NeoStem signed an agreement (the “Network Agreement”) with Enhance BioMedical Holdings Limited (“Enhance BioMedical”), a Shanghai corporation and currently the beneficial owner of approximately 9.5% of our common stock, to develop a stem cell collection and treatment network using our proprietary stem cell technologies in Shanghai and Taiwan, as well as the Chinese provinces of Jiangsu, Zhejiang, Fujian, Anhui and Jiangxi. Enhance BioMedical is a subsidiary of Enhance Holding Corporation, a multinational conglomerate with successful businesses in various market sectors including healthcare. Enhance BioMedical invested $5 million in our April 2009 private placement. Under the Network Agreement, Enhance BioMedical has the exclusive rights to utilize our proprietary adult stem cell technologies identified by us from time to time to provide adult stem cell services and therapies in the Asian territory. NeoStem agreed to provide training to Enhance BioMedical staff in the proprietary knowledge, technology and operating procedures needed to provide Enhance BioMedical clients with these services. In return, we will receive a technical assistance fee. NeoStem will be entitled to a stated royalty on gross revenues generated by Enhance BioMedical from providing the NeoStem stem cell services for the duration of the renewable 10-year Network Agreement and also may receive other fees in connection with assisting in the launching of the network that we estimate will have a value in excess of $120,000. During the year ended December 31, 2009, we received from Enhance BioMedical an aggregate of approximately $286,000 in license fees and expense reimbursement. No payments were received in 2010.

On July 1, 2009, NeoStem, CBH, CBC and RimAsia, which, at the time was a significant stockholder of NeoStem and CBH, entered into a Funding Agreement pursuant to which RimAsia agreed to supply additional funding to both us and CBH in an amount up to $1.6 million. Pursuant to the terms of the Funding Agreement such amount would be deemed settled upon the receipt by RimAsia of certain Erye Merger consideration. RimAsia received a total of 6,458,009 shares of NeoStem Common Stock and 8,177,512 shares of our Series C Convertible Preferred Stock in the merger with CBT, each with a liquidation preference of $1.125 and convertible into shares of NeoStem Common Stock at an initial conversion price of $.90, which satisfied our obligations under the Funding Agreement.

Director Independence

NeoStem’s current Board members consist of Dr. Smith, Mr. Berman, Mr. Myers, Mr. Bernstein, Mr. Shi, Mr. Wei and Dr. Geehr. The Board of Directors has determined that Messrs. Myers, Berman, and Bernstein and Dr. Geehr are independent applying the definition of independence under the listing standards of the NYSE-Amex and SEC regulations.

Our Audit Committee consists of three directors: Mssrs. Bernstein (chairman), Myers and Berman. Each member of the committee is independent applying the definition of independence under the listing standards of the NYSE Amex and SEC regulations. Our Compensation Committee consists of three directors: Mssrs. Berman (chairman), Myers and Bernstein. Each such member of the Compensation Committee is independent applying the definition of independence under the listing standards of the NYSE Amex and SEC regulations. Our Nominating and Governance Committee consists of three directors: Mssrs. Myers (chairman), Berman and Geehr. Each member of the Nominating and Governance Committee of the Board of Directors has been determined to be independent pursuant to the definition contained in the rules of the NYSE Amex and SEC regulations.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Accounting Fees and Other Accounting Matters

As previously reported, the engagement of Holtz Rubenstein Reminick LLP (“Holtz Rubenstein Reminick”) as the Company’s independent registered public accounting firm ended following its audit of the Company’s financial statements for the fiscal year ended December 31, 2009 and the filing with the SEC of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Deloitte & Touche LLP (“Deloitte & Touche”) was engaged to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2010, and accordingly, Deloitte & Touche audited the Company’s financial statements for the fiscal year ended December 31, 2010. The following table sets forth a summary of the fees billed or expected to be billed to us (i) by Deloitte & Touche for professional services rendered for the fiscal year ended December 31, 2010 and (ii) by Holtz Rubenstein Reminick for professional services rendered for the fiscal year ended December 31, 2009.

Fee Category	Fiscal 2010 Fees	Fiscal 2009 Fees
Audit Fees(1)	$787,500	$391,800
Audit-Related Fees(2)	$—	$206,200
Tax Fees(3)	$—	$18,900
All Other Fees(4)	$2,400	$—
Total Fees	$789,900	$616,900

(1)	Audit Fees consist of aggregate fees billed or expected to be billed for professional services rendered for the audit of the Company’s annual consolidated financial statements included in the Company’s Annual Reports on Form 10-K and review of the interim consolidated financial statements included in Quarterly Reports on Form 10-Q or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2010 and December 31, 2009, respectively. For 2010, such fees also include services relating to the comfort letter issued in connection with the Company’s November 2010 financings and review of S-4 filings related to the Company’s PCT Merger.
(2)	Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” For 2009, such services include review of Form 8-K, S-1 and S-3 filings (and related correspondence with the SEC), agreed upon procedures in connection with the Company’s Erye Merger and related transactions and review of the related S-4 filings, and research into various accounting issues.
(3)	Tax Fees consist of aggregate fees billed or expected to be billed for professional services rendered for tax compliance, tax advice and tax planning. These fees related to preparation of the Company’s federal and state income tax returns and other tax compliance activities.
(4)	All Other Fees consist of aggregate fees billed for products and services provided by Deloitte & Touche or Holtz Rubenstein Reminick (as applicable), other than those disclosed above.

The Audit Committee is responsible for the appointment, compensation and oversight of the work of the independent registered public accounting firm and approves in advance any services to be performed by the independent registered public accounting firm, whether audit-related or not. The Audit Committee reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent registered public accounting firm. All of the fees shown above were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(3) EXHIBITS:

The following exhibits are filed with this Amendment No. 1:

Exhibit No.	Description
10.90	English translation of Labor Contract (For Urban Employees), effective June 6, 2003, between Suzhou Erye Pharmaceuticals Co., Ltd. and Shi Mingsheng+
10.91	English translation of Labor Contract For Full-Time Employees, effective April 1, 2008, between Suzhou Erye Pharmaceuticals Co., Ltd. and Zhang Jian+
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on May 2, 2011.

NEOSTEM, INC.

By	/s/ Robin L. Smith, M.D. Name: Robin L. Smith, M.D. Title: Chief Executive Officer

EXHIBIT INDEX

The following exhibits are filed with this Amendment No. 1:

Exhibit No.	Description
10.90	English translation of Labor Contract (For Urban Employees), effective June 6, 2003, between Suzhou Erye Pharmaceuticals Co., Ltd. and Shi Mingsheng+
10.91	English translation of Labor Contract For Full-Time Employees, effective April 1, 2008, between Suzhou Erye Pharmaceuticals Co., Ltd. and Zhang Jian+
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan, contract or arrangement.