Form 10-Q
period 2011-03-31
NeoStem, Inc.
filed 2011-05-17
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________________   to _________________________

Commission File Number 001-33650

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
Yes  ☐     No  ☒
80,328,232 SHARES, $.001 PAR VALUE, AS OF May 12, 2011

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$9,411,871	$15,612,391
Short term investments	514	512
Restricted cash	6,403,388	3,381,369
Accounts receivable trade, net of allowance for doubtful accounts of $381,476 and $210,977, respectively	7,105,917	5,871,474
Inventories	26,184,008	21,023,388
Prepaids and other current assets	1,332,198	993,711
Total current assets	50,437,896	46,882,845
Property, plant and equipment, net	48,890,745	36,998,241
Land use rights, net	4,797,728	4,807,834
Goodwill	36,771,050	27,002,044
Intangible assets, net	31,767,134	24,466,597
Other assets	3,145,491	2,867,188
	$175,810,044	$143,024,749
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$12,403,852	$14,286,929
Accrued liabilities	4,069,767	2,772,019
Bank loans	4,566,000	3,034,000
Notes payable	14,700,298	9,568,398
Current portion of mortgages payable	177,436	-
Income taxes payable	1,469,991	1,242,911
Deferred income taxes	619,908	232,075
Unearned revenues	2,942,080	1,708,280
Total current liabilities	40,949,331	32,844,612
Long-term Liabilities
Deferred income taxes	9,682,923	5,959,508
Deferred rent liability	29,766	45,489
Unearned revenues	758,798	282,518
Mortgages payable	3,604,846	-
Derivative liabilities	2,834,034	2,571,367
Amount due related parties	15,259,121	8,301,361
Total long-term liabilities	32,169,488	17,160,243
Commitments and Contingencies
Redeemable Securities
Convertible Redeemable Series E Preferred Stock; 10,582,011 shares designated, liquidation value $1.00 per share; issued and outstanding 10,190,085 and 10,582,011 shares, respectively, at March 31, 2011 and December 31, 2010	6,424,545	6,532,275
	6,424,545	6,532,275
EQUITY
Shareholders' Equity
Preferred stock; authorized, 20,000,000 shares Series B convertible redeemable preferred stock liquidation value, 1 share of common stock, $.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at March 31, 2011 and December 31, 2010	100	100
Common stock, $.001 par value, authorized 500,000,000 shares;
issued and outstanding, 78,570,037 and 64,221,130 shares, respectively,
at March 31, 2011 and December 31, 2010	78,570	63,813
Additional paid-in capital	166,300,575	141,137,522
Accumulated deficit	(105,680,243)	(95,320,620)
Accumulated other comprehensive income	4,296,735	2,779,066
Total NeoStem, Inc. shareholders' equity	64,995,737	48,659,881
Noncontrolling interests	31,270,943	37,827,738
Total equity	96,266,680	86,487,619
	$175,810,044	$143,024,749

See accompanying notes to consolidated financial statements.

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues	$19,641,113	$15,833,178
Cost of revenues	14,294,636	10,851,618
Gross profit	5,346,477	4,981,560

Research and development	2,913,260	1,300,158
Selling, general, and administrative	10,424,994	6,289,698
Operating loss	(7,991,777)	(2,608,296)

Other (expense):
Other expense, net	(262,723)	(164,073)
Interest expense	(852,611)	(8,519)
	(1,115,334)	(172,592)

Loss from operations before provision for income taxes and noncontrolling interests	(9,107,110)	(2,780,888)
Provision for income taxes	592,648	502,944
Net loss	(9,699,758)	(3,283,832)

Less - net income attributable to noncontrolling interests	473,233	1,328,653
Net loss attributable to NeoStem, Inc.	(10,172,991)	(4,612,485)

Preferred dividends	186,633	99,698
Net loss attributable to NeoStem, Inc. common shareholders	$(10,359,624)	$(4,712,183)

Basic and diluted loss per share	$(0.14)	$(0.12)

Weighted average common shares outstanding	73,654,165	40,023,386

See accompanying notes to consolidated financial statements.

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(9,699,758)	$(3,283,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock, stock options and warrants issued as payment for compensation, services rendered and interest expense	2,018,902	2,055,104
Depreciation and amortization	2,203,684	767,624
Amortization of preferred stock discount and issuance cost	676,123	-
Changes in fair value of derivative liabilities	262,667	-
Writeoff of in process research and development	927,000	-
Interest expense	83,207	-
Charitable contributions paid with common stock	607,363	-
Bad debt expense	(1,516)	18,550
Deferred tax liability	(228,352)	(60,622)
Other	-	12,723
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(125,791)	(547,539)
Accounts receivable	(822,776)	210,846
Inventory	(3,050,771)	(4,595,421)
Unearned revenues	(573,210)	1,027,391
Accounts payable, accrued expenses and other current liabilities	(2,471,865)	1,813,364
Net cash used in operating activities	(10,195,093)	(2,581,812)
Cash flows from investing activities:
Cash received in acquisition of PCT	227,942	-
Proceeds used in purchasing short term investments	-	(858,179)
Change in restricted cash	(2,625,344)	3,042
Acquisition of property and equipment	(707,224)	(3,764,324)
Net cash used in investing activities	(3,104,626)	(4,619,461)
Cash flows from financing activities:
Net proceeds from the exercise of warrants	-	1,750,000
Net proceeds from issuance of capital stock	3,592,723	6,821,569
Payment from related party	-	166,847
Repayment of mortgage loan	(2,320)	-
Proceeds from bank loan	1,518,000	-
Proceeds from notes payable	7,249,117	6,603,303
Repayment of notes payable	(2,277,000)	(3,812,159)
Repayment of debt to related party	(3,000,000)	-
Payment of dividend	-	(69,455)
Net cash provided by financing activities	7,080,520	11,460,105
Impact of changes in foreign exchange rates	18,679	-
Net decrease/(increase) in cash and cash equivalents	(6,200,520)	4,258,832
Cash and cash equivalents at beginning of year	15,612,391	7,159,369
Cash and cash equivalents at end period	$9,411,871	$11,418,201

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$34,500	$200,482
Taxes	1,295,800	533,942
Supplemental schedule of non-cash investing activities
Acquisition of property and equipment	389,300	-
Capitalized interest	130,100	84,000
Supplemental schedule of non-cash financing activities
Common Stock and Warrants issued with the acquisition of PCT	17,866,200	-
Common Stock issued pursuant to the redemption of Convertible Redeemable Series E 7% Preferred Stock	783,900	-
Common Stock issued in payment of dividends for the Convertible Redeemable Series E 7% Preferred Stock	308,700	-

See accompanying notes to consolidated financial statements.

NEOSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1  – The Company

NeoStem, Inc. (“NeoStem” or the “Company”) was incorporated under the laws of the State of Delaware in September 1980 under the name Fidelity Medical Services, Inc. The Company’s corporate headquarters are located at 420 Lexington Avenue, Suite 450, New York, NY 10170. The Company’s telephone number is (212) 584-4180 and its website address is  www.neostem.com.

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

The Company strengthened its expertise in cellular therapies, for its Cell Therapy - United States segment, with its January 19, 2011 acquisition of Progenitor Cell Therapy, LLC, a Delaware limited liability company (“PCT”), pursuant to which the Company acquired all of the membership interests of PCT, and PCT is now a wholly-owned subsidiary of NeoStem. PCT is engaged in a wide range of services in the cell therapy market for the treatment of human disease, including, but not limited to contract manufacturing, product and process development, regulatory consulting, product characterization and comparability, and storage, distribution, manufacturing and transportation of cell therapy products. PCT’s legacy business relationships also afford Neostem introductions to innovative therapeutic programs. Through the PCT acquisition, NeoStem now owns approximately an 80% interest in Athelos, a company developing a T-cell based immunomodulatory therapeutic. Results from ongoing phase 1 trials will determine the next phase of trials under this program. The Company views the PCT acquisition as fundamental to building a foundation in achieving its strategic mission of capturing the paradigm shift to cell therapy. (See Note 4)

Through its Regenerative Medicine – China segment, in 2009, the Company began several China-based, Regenerative Medicine initiatives including: (i) creating a separate China-based cell therapy operation, (ii) constructing a stem cell research and development laboratory and processing facility in Beijing, (iii) establishing relationships with hospitals to provide cell-based therapies, and (iv) obtaining product licenses covering several adult stem cell therapeutics focused on regenerative medicine.

The Company acquired its Pharmaceutical Manufacturing – China segment on October 30, 2009, when China Biopharmaceuticals Holdings, Inc. (“CBH”) merged with and into CBH Acquisition LLC (“Merger Sub”), a wholly-owned subsidiary of NeoStem, with Merger Sub as the surviving entity (the “Erye Merger”). As a result of the Erye Merger, NeoStem acquired CBH’s 51% ownership interest in Suzhou Erye Pharmaceutical Company Ltd. (“Erye”), a Sino-foreign joint venture with limited liability organized under the laws of the People’s Republic of China. Erye was founded more than 50 years ago and represents an established, vertically-integrated pharmaceutical business. Historically, Erye has concentrated its efforts on the manufacturing and distribution of generic antibiotic products. In 2010, Erye began transferring its operations to its newly constructed manufacturing facility. The relocation is continuing as the new production lines are completed and receive cGMP certification through 2011. The relocation is significantly increasing Erye’s manufacturing capacity.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation:  The consolidated financial statements include the accounts of NeoStem, Inc. and its wholly owned and partially owned subsidiaries and affiliates as listed below:

Entity	Percentage of Ownership	Location
NeoStem, Inc.	Parent Company	United States of America
NeoStem Therapies, Inc.	100%	United States of America
Stem Cell Technologies, Inc.	100%	United States of America
NeoStem (China) Inc.	100%	People’s Republic of China
Qingdao Neo Bio-Technology Ltd.*	*	People’s Republic of China
Beijing Ruijiao Bio-Technology Ltd.*	*	People’s Republic of China
Tianjin Neo Bio-Technology Co., Ltd.*	*	People’s Republic of China
China Biopharmaceuticals Holdings, Inc. (CBH)	100%	United States of America
Suzhou Erye Pharmaceuticals Company Ltd.	51% owned by CBH	People’s Republic of China
Progenitor Cell Therapy, LLC (PCT)	100%	United States of America
NeoStem Family Storage LLC	100%	United States of America
Athelos Corporation	80.1% owned by PCT	United States of America

* Because certain regulations in the People’s Republic of China (“PRC”) currently restrict or prohibit foreign entities from holding certain licenses and controlling certain businesses in China, the Company created a wholly foreign-owned entity, or WFOE, NeoStem (China), to implement its expansion initiatives in China. To comply with China’s foreign investment regulations with respect to stem cell-related activities, these business initiatives in China are conducted via Chinese domestic entities that are controlled by the WFOE through various contractual arrangements and under the principles of consolidation the Company consolidates 100% of their operations.

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

Concentration of Risks:  For the three months ended March 31, 2011, two major suppliers provided approximately 22.7% of Erye’s purchases of raw materials with each supplier individually accounting for approximately 13.2% and 9.5%.  As of March 31, 2011, the total accounts payable to the two major suppliers represented 17% of the total accounts payable balance.

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

Restricted Cash:  Restricted cash represents cash required to be deposited with banks in China as collateral for the balance of bank notes payable and are subject to withdrawal restrictions according to the agreement with the bank. The required deposit rate is approximately 30 – 50% of the notes payable balance. Such restricted cash associated with these notes payable is reflected within current assets. In addition, the Company has restricted cash associated with its Series E Preferred Stock, which is held in escrow and is not available to meet current cash requirements, and is therefore recorded in other assets.

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

Inventories:  Inventories are stated at the lower of cost or market using the first-in, first-out basis. The Company reviews its inventory periodically and will reduce inventory to its net realizable value depending on certain factors, such as product demand, remaining shelf life, future marketing plans, obsolescence and slow-moving inventories. The Company includes in work in process the cost incurred on projects at PCT that have multiple deliverables and therefore cannot be recognized as revenue until the project is completed. The Company reviews these projects periodically to determine that the value of each project is stated at the lower of cost or market.

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Raw materials and supplies	$7,257.0	$8,043.8
Work in process	9,423.7	4,792.4
Finished goods	9,503.3	8,187.2
Total inventory	$26,184.0	$21,023.4

Property, Plant, and Equipment: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line method. Repairs and maintenance expenditures that do not extend original asset lives are charged to expense as incurred.

Property, plant, and equipment consisted of the following (in thousands):

	Useful Life	March 31, 2011	December 31, 2010
Building and improvements	25-30 years	$19,621.3	$6,091.9
Machinery and equipment	8-12 years	20,396.0	19,387.6
Lab equipment	5-7 years	1,853.3	716.2
Furniture and fixtures	5-12 years	632.0	392.5
Vehicles	8 years	274.8	273.9
Software	3-5 years	101.1	99.6
Leasehold improvements	2-3 years	2,835.9	2,109.8
Construction in progress		6,907.9	10,339.2
		52,622.3	39,410.7
Accumulated depreciation		(3,731.5)	(2,412.5)
		$48,890.8	$36,998.2

The Company’s results included depreciation expense of approximately $1,288.8 for the three months ended March 31, 2011.

Erye is constructing a new factory and is in the process of relocating to the new facility as the project is completed. Construction in progress is related to this production facility which is being built in accordance with the PRC’s Good Manufacturing Practices (“GMP”) Standard. The Company expects that the construction will be completed in 2011; however, certain elements of the project have been completed and put into service in 2010. The estimated additional cost to complete construction will be approximately $2.7 million. No depreciation is provided for construction-in-progress until such time the assets are completed and placed into service. Interest incurred during the period of construction, if material, is capitalized. The Company capitalized $130,100 of interest expense for the three months ended March 31, 2011 and $629,100 for the three months ended March 31, 2010.

Land Use Rights:  According to Chinese law, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being recognized ratably using the straight-line method over the lease term of 50 years.

Income Taxes:  The Company recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company continues to evaluate the accounting for uncertainty in tax positions. The guidance requires companies to recognize in their financial statements the impact of a tax position if the position is more likely than not of being sustained on audit. The position ascertained inherently requires judgment and estimates by management. As of March 31, 2011, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

The Company recognizes interest and penalties as a component of income tax expense. Interest and penalties for the three months ended March 31, 2011 and 2010 was zero.

The Company files income tax returns with the U.S. Federal government and various state and foreign jurisdictions. The statute of limitations has expired on all consolidated U.S. Federal corporate income tax returns filed through 2006, and the Internal Revenue Service is not currently examining any of the post-2006 returns filed by the Company.

Comprehensive Income (Loss):  The accumulated other comprehensive income (loss) balance at March 31, 2011 and December 31, 2010 in the amount of $4,296,700 and $2,779,100, respectively, is comprised entirely of foreign currency translation adjustments. Comprehensive loss for the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(9,699.8)	$(3,283.8)
Other comprehensive income
Foreign currency translation	1,517.7	13.2
Total other comprehensive income	1,517.7	13.2
Comprehensive loss	(8,182.1)	(3,270.6)
Comprehensive income attributable to noncontrolling interests	1,216.9	1,335.1
Comprehensive loss attributable to common shareholders	$(9,399.0)	$(4,605.7)

Goodwill and Other Intangible Assets:  Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. The Company’s intangible assets with an indefinite life are related to in process research and development at Erye, as the Company expects this research and development to provide the Company with substantial benefit for a period that extends beyond the foreseeable horizon. Amortized intangible assets consist of Erye’s customer list, manufacturing technology, standard operating procedures, tradename, lease rights and patents, as well as patents and rights associated primarily with the VSEL TM  Technology. These intangible assets are amortized on a straight line basis over their respective useful lives.

The Company reviews goodwill and indefinite-lived intangible assets at least annually for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company tests its goodwill and indefinite-lived intangible assets for its Cell Therapy – United States, Regenerative Medicine – China, and its Pharmaceutical Manufacturing – China reporting units on October 31. The Company reviews the carrying value of goodwill and indefinite-lived intangible assets utilizing a discounted cash flow model, and, where appropriate, a market value approach is also utilized to supplement the discounted cash flow model. The Company makes assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s estimated fair value. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges.

Derivatives:  Derivative instruments, including derivative instruments embedded in other contracts, are recorded on the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of derivative instruments are recognized currently in results of operations unless specific hedge accounting criteria are met. The Company has not entered into hedging activities to date. As a result of certain financings (see Note 8), derivative instruments were created that are measured at fair value and marked to market at each reporting period. Changes in the derivative value are recorded as other income (expense) on the consolidated statements of operations.

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

Earnings Per Share:  Basic loss per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net loss attributable to common shareholders by the weighted average shares outstanding during the period. Diluted loss per share, which is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented as such potentially dilutive securities are anti-dilutive in all periods presented. For the three months ended March 31, 2011 and 2010, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of earnings per share. At March 31, 2011 and 2010, the Company excluded the following potentially dilutive securities:

	March 31,
	2011	2010
Stock Options	15,080,095	10,065,574
Warrants	25,129,066	17,762,611
Series C Preferred Stock, Common stock equivalents	-	9,086,124
Series E Preferred Stock, Common stock equivalents	5,149,889	-

Revenue Recognition: The Company recognizes revenue from pharmaceutical and pharmaceutical intermediary product sales when title has passed, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable, and the collection of the related receivable is reasonably assured which is at the time of delivery. The Company recognizes revenue for its cell development and manufacturing services based on the terms of individual contracts.  In certain cases, there are multiple elements that cannot be considered separate deliverables and therefore the Company recognizes revenue on a completed contract basis for these arrangements.  In other cases, the Company is paid for time and materials or for fixed monthly amounts and revenue is recognized when efforts are expended or contractual terms have been met.  The Company recognizes revenue related to the collection and cryopreservation of cord blood and autologous adult stem cells when the cryopreservation process is completed which is twenty four hours after cells have been collected. Revenue related to advance payments of storage fees is recognized ratably over the period covered by the advanced payments. The Company earns revenue, in the form of license fees, from physicians seeking to establish autologous adult stem cell collection centers. These license fees are typically billed upon signing of the collection center agreement and qualification of the physician by the Company’s credentialing committee and at various times during the term of license agreement based on the terms of the specific agreement. These fees are recognized as revenue ratably over the appropriate period of time to which the revenue element relates. The Company also receives licensing fees from a licensee for use of its technology and knowledge to operate an adult stem cell banking operation in China, which licensing fees are recognized as revenues ratably over the appropriate period of time to which the revenue element relates. In addition, the Company earns royalties for the use of its name and scientific information in connection with its License and Referral Agreement with Ceregenex Corporation, which royalties are recognized as revenue when they are received.

Revenues for the three months ended March 31, 2011 and 2010 were comprised of the following (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenues
Prescription drugs and intermediary pharmaceutical products	$18,141.8	$15,771.3
Stem cell related service revenue	1,499.3	61.9
	$19,641.1	$15,833.2

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

The Company determined the fair value of funds invested in short term investments, which are considered trading securities, to be level 1 inputs measured by quoted prices of the securities in active markets. The Company determined the fair value of funds invested in money market funds to be level 1. The Company determined the fair value of the embedded derivative liabilities and warrant derivative liabilities to be level 3 inputs. These inputs require material subjectivity because value is derived through the use of a lattice model that values the derivatives based on probability weighted discounted cash flows. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011, and December 31, 2010 (in thousands):

	March 31, 2011
	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Money market investments	$2,501.3	$-	$-
Short term investments	0.5	-	-
Embedded derivative liabilities	-	-	2,466.8
Warrant derivative liabilities	-	-	367.3

	December 31, 2010
	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Money market investments	$-	$2,501.0	$-
Short term investments	0.5	-	-
Embedded derivative liabilities	-	-	2,281.8
Warrant derivative liabilities	-	-	289.6

Subsequent to December 31, 2010 the Company reevaluated the characteristics of the money market savings account, currently recorded as other assets, and determined it is not tied to underlying securities and has been reclassified to level 1.

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the three months ended March 31, 2011 by type of instrument (in thousands):

Description	Embedded Derivatives	Warrants
Ending liability balance, December 31, 2010	$2,281.8	$289.6
Changes in fair value recorded in earnings	185.0	77.7

Ending liability balance, March 31, 2011	$2,466.8	$367.3

Some of the Company’s financial instruments are not measured at fair value on a recurring basis, but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, restricted cash, accounts receivable, accounts payable, notes payable, bank loans, and amount due related parties.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) and amounted to $4,296,700, and $2,779,100 as of March 31, 2011 and December 31, 2010, respectively.

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

The general reserve is used to offset extraordinary losses. Subject to approval by the relevant authorities, a subsidiary may, upon a resolution passed by the shareholders, convert the general reserve into registered capital provided that the remaining general reserve after the conversion shall be at least 25% of the registered capital of the subsidiary before the capital increase as a result of the conversion. The staff welfare and bonus reserve is used for the collective welfare of the employees of the subsidiary. The enterprise expansion reserve is for the expansion of the subsidiary’s operations and can also be converted to registered capital upon a resolution passed by the shareholders subject to approval by the relevant authorities. These reserves represent appropriations of the retained earnings determined in accordance with Chinese law, and are not distributable as cash dividends to the parent company, NeoStem. Statutory reserves are $2,242,000 and $2,234,600 as of March 31, 2011 and December 31, 2010, respectively.

Relevant PRC statutory laws and regulations permit payment of dividends by the Company’s PRC subsidiaries only out of their accumulated earnings, if any, as determined in accordance with PRC accounting standards and regulations. As a result of these PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets either in the form of dividends, loans or advances. The restricted amount was $214,900 at March 31, 2011 and $214,200 at December 31, 2010.

Note 3 – Recent Accounting Pronouncements

In January 2010, the FASB amended the existing disclosure guidance on fair value measurements, which was effective January 1, 2011, for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Since the amended guidance requires only additional disclosures, the adoption of the provisions did not have a material impact on the consolidated financial statements.

In March 2010, the FASB issued guidance which allows the milestone method to be used as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The guidance is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The guidance is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In April 2010, the FASB issued an update which addresses the accounting for stock options when denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity security trades. A share-based payment award with an exercise price denominated in the currency of market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a condition that is not a market, performance, or service condition. Therefore such an award shall not be classified as a liability if it otherwise qualifies for equity classification. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In December 2010, the FASB issued an update which addresses when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company will evaluate the impact of adopting this pronouncement when it performs its goodwill impairment test.

In December 2010, the FASB issued an update which addresses the disclosure of supplementary pro forma information for business combinations. The update requires public entities to disclose pro forma information for business combinations that occurred in the current reporting period, including revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. Amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company has adopted this update and applied the disclosure requirements in connection with the PCT Merger (See Note 4).

Note 4 – Acquisitions

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

Founded by Dr. Andrew L. Pecora and Robert A. Preti, Ph.D., PCT became an internationally recognized cell therapy services and development company.  They sought to create a business for “as needed” development and manufacturing services for the emerging cell therapy industry and to prepare for eventual commercialization.  With its cell therapy manufacturing facilities and team of professionals, PCT offers a platform that can facilitate the preclinical and clinical development and commercialization of cellular therapies for clients throughout the world.  PCT offers current Good Manufacturing Practices (cGMP)-compliant cell transportation, manufacturing, storage, and distribution services and supporting clinical trial design, product process development, logistics, regulatory and quality systems development services.  In addition, through its network of contacts throughout the cell therapy industry, PCT is able to identify early stage development opportunities in the cell therapy field and opportunistically develop these cell therapies through proof of concept where they can be further developed and ultimately commercialized through NeoStem’s developing commercial structure. Dr. Preti now serves as PCT's President and Dr. Pecora as part-time Chief Medical Officer of PCT.

PCT is engaged in a broad range of services in the cell therapy market for the treatment of human disease, including but not limited to contract manufacturing, product and process development, product and regulatory consulting, and product characterization and comparability.  PCT’s expertise in the cell therapy space, which includes therapeutic vaccines (oncology), various related cell therapeutics, cell diagnostics, and regenerative medicine, creates a platform upon which NeoStem intends to build a therapeutics strategy.  NeoStem’s goal is to develop internally, or through partnerships, allogeneic (cells from a third-party donor) or autologous (cells from oneself) cell therapeutics technologies that, in the aggregate, will comprise the Cell Therapy – United States reportable segment.

In addition, PCT will assume NeoStem’s adult stem cell business based on PCT’s strategic advantages in meeting cGMP regulatory requirements in an industry that is widely dispersed with a range of quality issues.  NeoStem believes that PCT, as a quality leader, is ideally positioned to become a leader in cell collection, processing and storage (cell banking) which is synergistic with NeoStem’s roots in this business.  In addition, PCT’s leadership in the transportation and distribution of cell therapy products is complementary to NeoStem’s strategic vision of working with the industry leader as the partner of choice.  These efforts are being bundled together into a new service with PCT’s cord blood banking business into a multigenerational stem cell collection and storage plan that the Company will call the “Family Plan”.

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

In accordance with the PCT Merger Agreement, NeoStem has deposited into an escrow account with the escrow agent (who is initially NeoStem’s transfer agent), 10,600,000 shares of NeoStem Common Stock for eventual distribution to the former members of PCT (subject to downward adjustment to satisfy any indemnification claims of NeoStem, all as described in the PCT Merger Agreement).

The issuance of NeoStem securities in the PCT Merger was approved at a special meeting of shareholders of NeoStem held on January 18, 2011 (the “NeoStem Special Meeting”), on which date the PCT Merger was also approved at a special meeting of members of PCT.

The fair value of the net assets acquired in the PCT Merger was $8,186,200. The fair value of the equity issued as consideration by NeoStem was valued at $17,866,200 resulting in the recognition of goodwill in the amount of $9,680,000. The fair value of the equities issued by NeoStem included 10,600,000 shares of NeoStem Common stock valued at $15,900,000 and NeoStem warrants to purchase up to 3,000,000 shares valued at $1,966,200. A portion of the consideration paid is contingent upon the accomplishment of a certain milestone for the $7.00 warrant. Such contingent consideration has been classified as equity and will not be subject to remeasurement. The goodwill that has been created by this acquisition is reflective of values and opportunities of utilizing PCT’s cell collection, processing and storage (cell banking) resources and production capacities, as mentioned above. Due to the structure of the transaction, none of the goodwill is expected to be tax deductible.

The preliminary fair value of assets acquired and liabilities assumed on January 19, 2011 are as follows:

Cash	$227,900
Accounts Receivable	442,400
Inventory	2,032,800
Other Current Assets	166,200
Property, Plant & Equipment	11,858,400
Intangibles	8,100,000
Goodwill	9,680,000
Other Assets	654,100

Accounts Payable	1,370,900
Other Liabilities	540,500
Deferred Revenues	2,280,200
Amount Due Related Party	3,000,000
Deferred Tax Liability	4,319,600
Mortgages Payable	3,784,600

The total cost of the acquisition, which is still preliminary, has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition.  This estimated purchase price allocation is subject to revision based on additional valuation work that is being conducted.  The final allocation is pending the receipt of this valuation work and the completion of the Company’s internal review, which is expected during fiscal 2011.

For the period since the acquisition (January 19-March 31, 2011), NeoStem recorded $1,426,200 in revenues and a net loss of $1,631,900 or $.02 basic and diluted loss per share attributable to PCT.

The following supplemental table presents unaudited consolidated pro forma financial information as if the closing of the acquisition of PCT had occurred on January 1, 2010 (in thousands, except per share amounts):

	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2011	2010	2010
	(As Reported)	(Proforma)	(As Reported)	(Proforma)
Revenues	$19,641.1	$20,023.5	$15,833.2	$18,629.2
Cost of revenues	14,294.6	14,619.1	10,851.6	13,702.4
Gross profit	5,346.5	5,404.4	4,981.6	4,926.8
Research and development	2,913.3	2,913.3	1,300.2	1,300.2
Selling, general, and administrative	10,425.0	10,814.2	6,289.7	7,235.1
Operating loss	(7,991.8)	(8,323.1)	(2,608.3)	(3,608.5)
Other income (expense), net	(1,115.3)	(1,150.2)	(172.6)	(442.5)
Loss from operations before provision for income taxes and noncontrolling interests	(9,107.1)	(9,473.3)	(2,780.9)	(4,051.0)
Provision for income taxes	592.6	473.2	502.9	411.2
Net loss	(9,699.7)	(9,946.5)	(3,283.8)	(4,462.2)
Less – net income attributable to noncontrolling interests	473.2	473.2	1,328.7	1,328.7
Preferred dividends	186.7	183.6	99.7	99.7
Net loss attributable to NeoStem, Inc. common shareholders	$(10,359.6)	$(10,603.3)	$(4,712.2)	$(5,890.6)
Basic and diluted loss per share	$(0.14)	$(0.14)	$(0.12)	$(0.12)
Weighted average common shares outstanding	73,654,165	75,774,165	40,023,386	50,623,386

The unaudited supplemental pro forma financial information should not be considered indicative of the results that would have occurred if the PCT Merger had been consummated on January 1, 2010, nor are they indicative of future results.

Athelos Corporation (“Athelos”) is a subsidiary of PCT pursuing the development of T regulatory cells (TRegs) as a therapeutic to treat disorders of the immune system.  Pursuant to a Stock Purchase and Assignment Agreement dated March 28, 2011, Athelos issued approximately 20% of its shares to Becton Dickinson and Company (“BD”) in exchange for its rights to certain intellectual property relating to TRegs as owned pursuant to the patent license agreement between the University of Pennsylvania (“Penn”) and BD dated September 28, 2005 (the “Penn License”), and the license agreement between ExCell Therapeutics, LLC and BD dated September 16, 2005, as amended August 31, 2007 (the “Excel License”). Pursuant to the Penn License, BD had exclusive worldwide rights to the TReg patents listed in that agreement.  As assignee, Athelos will pay Penn a royalty on net sales of licensed products and milestones on initiation of clinical trial stages, license application filings and regulatory approvals.  In addition, Athelos will pay Penn an annual license maintenance fee.  Pursuant to the ExCell License, BD had exclusive worldwide rights to the patents referenced therein.  As assignee, Athelos will pay ExCell a royalty on net sales of licensed products and milestones on completion of clinical trial phases, as well as regulatory approval.  It is the express intent of all parties that the BD assignments to Athelos will be expeditiously replaced with direct licenses between Athelos and Penn and between Athelos and USC.  Pursuant to the Stockholders’ Agreement dated March 28, 2011, Athelos, PCT and BD have agreed, that, among other things, BD will have certain anti-dilution protection for the first $5 million of new investment in Athelos and certain  board of directors’ observer rights.   BD has assigned to Athelos, and Athelos assumed, all rights, title, interest and obligations of BD under a consulting agreement dated as of September 16, 2005 between David Horwitz, M.D. and BD, to be paid retroactively beginning as of January 1, 2011, for services rendered in advancing the Athelos TReg research and development platform.  PCT has valued BD’s share of the contributed intellectual properties at $927,000 and characterized this acquired intangible asset as in-process research and development which has been recorded as expense within research and development expense for the three months ended March 31, 2011.

Note 5 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment during three months ended March 31, 2011 were as follows (in thousands):

	Cell Therapy - United States	Regenerative Medicine - China	Pharmaceutical Manufacturing - China
Balance as of December 31, 2010
Goodwill	$558.2	$-	$27,002.0
Accumulated impairment losses	(558.2)	-	-
	-	-	27,002.0
Acquisitions*	9,680.0	-	-
Foreign currency exchange rate changes	-	-	89.0
Balance as of March 31, 2011
Goodwill	9,680.0	-	27,091.0
	$9,680.0	$-	$27,091.0
* Goodwill associated with the PCT Merger

As of March 31, 2011 and December 31, 2010, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):
		March 31, 2011			December 31, 2010
	Useful Life	Gross	Accumulated Depreciation	Net	Gross	Accumulated Depreciation	Net
Customer list	10 Years	$19,198.5	$(2,549.1)	$16,649.4	$17,740.0	$(2,069.7)	$15,670.3
Manufacturing technology	10 Years	9,634.5	(706.4)	8,928.1	4,220.6	(492.4)	3,728.2
Tradename	10 Years	2,287.2	(165.5)	2,121.7	983.9	(114.7)	869.2
In process R&D	Indefinite	2,226.9	-	2,226.9	2,219.6	-	2,219.6
Standard operating procedure	10 Years	1,070.3	(151.6)	918.7	1,066.8	(124.5)	942.3
Lease rights	2 Years	819.9	(580.8)	239.1	817.2	(476.7)	340.5
VSEL patent rights	19 Years	669.0	(114.4)	554.6	669.0	(105.6)	563.4
Patents	8 Years	164.9	(36.3)	128.6	164.3	(31.2)	133.1
Total Intangible Assets		$36,071.2	$(4,304.1)	$31,767.1	$27,881.4	$(3,414.8)	$24,466.6

Total intangible amortization expense was classified in the operating expense categories for the periods included below as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of revenues	$341.0	$101.6
Selling, general, and administrative	521.7	383.4
Research and development	13.7	13.6
Total	$876.4	$498.6

Estimated intangible amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Years Ending December 31,	Amount
2011	$2,763.0
2012	3,350.9
2013	3,274.0
2014	3,274.0
2015	3,274.0
Thereafter	15,831.2
Total	$31,767.1

Note 6– Accrued Liabilities

Accrued liabilities are as follows (in thousands):

	March 31, 2011	December 31, 2010
VAT and other taxes	$807.3	$126.6
Amount due on patent infringement	761.0	758.5
Professional fees	638.1	564.7
Customer security deposits	440.9	284.8
Salaries and related taxes	331.4	68.8
Research and development expenses	321.8	-
Employee benefits	202.4	141.8
Utilities	198.6	253.6
Other	110.3	274.8
Franchise taxes	78.3	33.3
Freight insurance	76.5	-
Employee expenses	47.3	-
Rent expense	36.4	26.5
Construction costs	19.5	154.1
Dividends payable	-	84.5
	$4,069.8	$2,772.0

Note 7 – Bank Loans, Notes Payable and Mortgages Payable

Bank Loans

In November 2010, Erye obtained a bank loan of approximately $3,044,000 from the CITIC Bank International with an interest rate of 5.56% and is due in November 2011.

In March 2011, Erye obtained an additional bank loan of approximately $1,522,000 from the China Merchants Bank with a variable interest rate that is currently 6.06% and is due in September 2011. The interest rate is tied to People’s Bank of China benchmark rate; the maximum interest rate on the loan is 12.00%.

Notes Payable

Erye has approximately $14,505,900 of notes payable outstanding as of March 31, 2011. Notes are payable to the banks who issue bank notes to Erye’s creditors. Notes payable are interest free and usually mature after a three to six month period. In order to issue notes payable on behalf of Erye, the banks require collateral, such as cash deposits which are approximately 30% - 50% of notes to be issued, or properties owned by Erye. Restricted cash pledged as collateral for the balance of notes payable at March 31, 2011 and December 31, 2010, amounted to approximately $6,024,500 and $3,381,400, respectively.  At March 31, 2011 and December 31, 2010, the restricted cash amounted to 41.50% and 35.80%, respectively, of the notes payable Erye issued, and the remainder of the notes payable is collateralized by pledging the land use right Erye owns, which amounted to approximately $4,797,700 and $4,807,800 at March 31, 2011 and December 31, 2010, respectively.

The Company has financed certain insurance policies and has notes payable at March 31, 2011 of approximately $194,400 related to these policies. These notes require monthly payments and mature in less than one year.

Mortgages Payable

On October 31, 2007, PCT issued a note to borrow $3,120,000 (the “Note”) in connection with its $3,818,500 purchase of condominium units in an existing building in Allendale, New Jersey (the “Property”) that PCT   uses as a laboratory and stem cell processing facility. The Note is payable in 239 consecutive monthly payments of principal and interest, based on a 20 year amortization schedule; and one final payment of all outstanding principal plus accrued interest then due. The current monthly installment is $20,766, which includes interest at an initial rate of 5.00%; the interest rate and monthly installments payments are subject to adjustment on October 1, 2017. On that date, upon prior written notice, the lender shall have the option to declare the entire outstanding principal balance, together with all outstanding interest, due and payable in full. The Note is secured by substantially all of the assets of PCT, including a first mortgage on the Property and assignment of an amount approximately equal to eighteen months debt service held in escrow. The Note matures on October 1, 2027 if not called by the lender on October 1, 2017. The Note is subject to certain debt service coverage and total debt to tangible net worth financial covenant ratios semi-annually. The next measurement period for financial covenants is June 30, 2011. PCT was not in compliance with such covenants through December 31, 2010, and has obtained a covenant waiver letter from the lender for all periods through June 30, 2011. The outstanding balance was approximately $2,782,000 at March 31, 2011. On December 6, 2010  PCT Allendale, a wholly-owned subsidiary of PCT, entered into a note for a second mortgage in the amount of $1 million on the Allendale Property with TD Bank, N.A.  This loan is guaranteed by PCT, DomaniCell (a wholly-owned subsidiary of PCT, now known as NeoStem Family Storage, LLC), Northern New Jersey Cancer Associates (“NNJCA”) and certain partners of NNJCA and is subject to a financial covenant starting December 31, 2011. The loan is for 124 months at a fixed rate of 6% for the first 64 months. The loan is callable for a certain period prior to the interest reset date.   The initial four months is interest only.  The outstanding balance as of March 31, 2011 is $1,000,000.

Note 8 – Preferred Stock

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

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Preferred Shares are entitled to receive, out of the assets of the Company available for distribution to shareholders, prior and in preference to any distribution of any assets of the Company to the holders of any other class or series of equity securities, the amount of $1.00 per share plus all accrued but unpaid dividends.

Dividends on the Preferred Shares accrue at a rate of 7% per annum and are payable monthly in arrears.  The Company is required to redeem 1/27 of the Preferred Shares monthly.

Monthly dividend and principal payments began on March 21, 2011 and continue on the 19th of each month thereafter with the final payment due on May 20, 2013. Payments can be made in cash or, upon notification to the holders, in shares of Company common stock, provided certain conditions are satisfied or holders of Preferred Shares agree to waive the conditions for that payment period. If the conditions are not satisfied, the Company must make payments in cash. Payments which are made in stock will be made in shares which are freely tradable. The price of the shares will be calculated based on 92% of the average of the lowest 5 days’ volume weighted average prices of the 20 trading days prior to the payment date, and the shares are delivered in tranches beginning in advance of the applicable payment date.  As of March 31, 2011, the Company had issued 838,729 shares of Company common stock in payment of monthly dividends and principal, including required advanced payments.

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

Upon issuance, the Preferred Shares were convertible at an initial conversion price of $2.0004. The conversion price is subject to certain weighted average adjustments upon the occurrence of specific events, including stock dividends, stock splits, combinations and reclassifications of the Company’s common stock and if (with certain exceptions) the Company issues or sells any additional shares of common stock or common stock equivalents at a price per share less than the conversion price then in effect, or without consideration.  As of March 31, 2011, the conversion price had been adjusted to $1.9787.

An aggregate of $2,500,000 of the proceeds from the Preferred Offering was placed in escrow for a maximum of 2.5 years as security for the Company’s obligations relative to the Preferred Shares, and is included in other assets.

The characteristics of the Series E Preferred Stock: cumulative dividends, mandatory redemption, no voting rights, and callable by the Company, require that this instrument be treated as mezzanine equity. The Company bifurcated the fair value of the embedded conversion options and redemption options from the preferred stock since the conversion options and certain redemption options were determined to not be clearly and closely related to the preferred stock host. The Company recorded the fair value of the embedded conversion and redemption options as long-term derivative liabilities as the conversion price is not fixed and the forced redemption option contains substantial premiums over the stated dividend rate for the preferred stock. The Company also recorded the fair value of the warrants as a long-term derivative liability as the number of warrant shares and exercise price of the warrants is not fixed. The Series E Preferred Stock was discounted by the fair value of the derivatives liabilities. The fair value of the preferred stock (net of issuance costs and discounts), the embedded derivatives, and warrant derivative were $6,424,500, $2,466,800 and $356,600, respectively, as of March 31, 2011.  The Company will report changes in the fair value of the embedded derivatives and warrant derivative in earnings within other income (expense), net. The discount and issuance costs on the preferred stock will be amortized through May 20, 2013 using the effective interest method and will be reflected within interest expense. As of March 31, 2011, the Company recorded an increase in the fair value of the embedded derivatives and warrant derivative of $185,000 and $81,300, respectively.

Note 9 – Shareholders’ Equity

Common Stock:

The authorized common stock of the Company is 500 million shares, par value $0.001 per share.

On March 3, 2011, the Company consummated a private placement pursuant to which five persons and entities acquired an aggregate of 2,343,750 shares of Common Stock for an aggregate consideration of $3,000,000 (purchase price $1.28 per share). The investors included Steven S. Myers (one of the Company’s directors) (who purchased 390,625 shares) and Dr. Andrew L. Pecora (the Chief Medical Officer of the Company’s subsidiary PCT) (who purchased 78,125 shares). On April 5, 2011, we consummated a private placement pursuant to which nine persons and entities acquired an aggregate of 1,244,375 shares of Common Stock for an aggregate consideration of $1,592,800 (purchase price $1.28 per share), of which approximately $592,700 was received by the Company as of March 31, 2011.

Warrants:

The Company has issued common stock purchase warrants from time to time to investors in private placements and public offerings, and to certain vendors, underwriters, placement agents and consultants of the Company. A total of 25,129,066 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of March 31, 2011 at prices ranging from $0.50 to $7.00 and expiring through January 2018.

During the three months ended March 31, 2011 and 2010, the Company issued warrants for services as follows ($ in thousands, except share data):

	Number of Common Stock Purchase Warrants Issued		Value of Common Stock Purchase Warrants Issued		Common Stock Purchase Warrant Expense Recognized
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010	2011	2010

Warrants issued for investor relations services	100,000	200,000	$114.0	$242.7	$55.6	$126.4

Warrants issued for consulting services	110,000	275,000	96.3	324.9	99.6	8.1

Warrants issued for legal services	60,000	52,000	70.6	57.6	17.6	11.3
	270,000	527,000	$280.9	$625.2	$172.8	$145.8

The weighted average estimated fair value of warrants issued for services in the three months ended March 31, 2011 was $1.04. The fair value of warrants at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of the Company’s stock. The expected term is based upon the contractual term of the warrants.

The range of assumptions used in calculating the fair values of warrants issued for services during the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
Expected term (in years)	3 to 5	5

Expected volatility	82% - 86%	107% - 124%

Expected dividend yield	0%	0%

Risk-free interest rate	1.29% - 2.24%	2.30% - 2.65%

Activity related to warrants outstanding was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2010	21,843,507	2.62
Granted	3,285,559	4.69
Exercised	-	-
Expired	-	-
Cancelled	-	-
Balance at March 31, 2011	25,129,066	$2.89	4.1	$276,880

At March 31, 2011, the outstanding warrants by range of exercise prices were as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Shares Outstanding March 31, 2011	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable March 31, 2011	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.50 to $ 1.99	4,980,702	4.1	$1.75	1,473,209	2.7	$1.63
$1.99 to $ 2.53	14,540,557	3.4	2.45	13,202,512	4.0	2.49
$2.53 to $ 3.01	1,734,417	4.6	2.90	1,734,417	4.6	2.90
$3.01 to $ 5.01	1,191,511	6.1	4.22	1,191,511	6.1	4.94
$5.01 to $ 7.01	2,681,879	3.5	6.45	1,681,879	1.5	6.13
	25,129,066	4.1	$2.89	19,283,528	3.9	$2.93

The total fair value of shares vested for warrants issued for services during the three months ended March 31, 2011 was approximately $108,200.  As of March 31, 2011, there was approximately $313,000 of total unrecognized service cost related to unvested warrants of which approximately $120,700 is related to warrants that vest over a weighted average life of 0.6 years. The remaining balance of unrecognized service cost of $192,300 is related to warrants that vest based on the accomplishment of business milestones as to which expense begins to be recognized when such milestones become probable of being achieved.

Options:

The Company’s 2003 Equity Participation Plan (the “2003 Equity Plan”) permits the grant of share options and shares to its employees, directors, consultants and advisors for up to 2,500,000 shares of Common Stock as stock-based compensation. The 2009 Equity Compensation Plan (the “2009 Equity Plan”) makes up to 17,750,000 shares of Common Stock of the Company available for issuance to employees, consultants, advisors and directors of the Company and its subsidiaries pursuant to incentive or non-statutory stock options, restricted and unrestricted stock awards and stock appreciation rights.

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

The 2003 Equity Plan and the 2009 Equity Plan are sometimes collectively referred to as the Company’s “U.S. Equity Plan.” The Company’s 2009 Non-U.S. Based Equity Compensation Plan (“Non-U.S. Equity Plan”) makes up to 8,700,000 shares of Common Stock of the Company available for issuance. Persons eligible to receive restricted and unrestricted stock awards, options, stock appreciation rights or other awards under the Non-U.S. Equity Plan are those service providers to the Company and its subsidiaries and affiliates providing services outside of the United States, including employees and consultants of the Company and its subsidiaries and affiliates, who, in the opinion of the Compensation Committee, are in a position to contribute to the Company’s success. Options vest either on the date of grant, ratably over a period determined at time of grant, or upon the accomplishment of specified business milestones, and generally expire 3, 5 or 10 years from the grant date depending on the status of the recipient as a consultant, advisor, employee or director of the Company.

The Non-U.S. Equity Plan was originally adopted by the shareholders of the Company on October 29, 2009. At the 2010 Annual Meeting of Shareholders of the Company held on June 2, 2010, the shareholders approved an amendment to increase the number of shares of common stock authorized for issuance thereunder from 4,700,000 to 8,700,000.

The Company’s results include share-based compensation expense of approximately $1,130,300 and $1,685,600 for the three months ended March 31, 2011 and 2010, respectively. Options vesting on the accomplishment of business milestones will not be recognized for compensation purposes until such milestones are deemed probable of accomplishment. At March 31, 2011 there were options to purchase 1,704,928 shares outstanding that will vest upon the accomplishment of business milestones and will be accounted for as an operating expense when such business milestones are deemed probable of accomplishment.

The weighted average estimated fair value of stock options granted in the three months ended March 31, 2011 was $1.04. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of the Company’s stock. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees.

The range of assumptions used in calculating the fair values of options granted during the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
Expected term (in years)	2 to 6	10

Expected volatility	82% - 85%	122%

Expected dividend yield	0%	0%

Risk-free interest rate	0.80% - 2.53%	3.80%

Activity related to stock options outstanding under the U.S. Equity Plan was as follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2010	9,932,214	1.87
Granted	2,727,100	1.48
Exercised	-	-
Expired	-	-
Cancelled	(679,219)	1.78
Balance at March 31, 2011	11,980,095	$1.79	7.4	$883,806

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding March 31, 2011	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable March 31, 2011	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.71 to $ 1.89	7,075,100	7.9	$1.61	2,758,501	7.8	$1.67
$1.89 to $ 1.96	3,009,945	5.6	1.91	2,428,351	5.5	1.91
$1.96 to $ 4.96	1,843,700	8.1	2.10	1,322,867	7.7	2.06
$4.96 to $ 7.01	27,250	4.3	5.60	27,250	4.3	5.60
$7.01 to $ 15.00	24,100	3.7	11.76	24,100	3.7	11.76
	11,980,095	7.4	$1.79	6,561,069	6.9	$1.89

Activity related to stock options outstanding under the Non U.S. Equity Plan was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2010	3,100,000	2.02
Granted	-	-
Exercised	-	-
Expired	-	-
Cancelled	-	-
Balance at March 31, 2011	3,100,000	$2.02	9.1	$87,000

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding March 31, 2011	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable March 31, 2011	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$1.42 to $ 1.65	150,000	9.7	$1.42	-	-	$-
$1.65 to $ 1.93	600,000	9.4	1.65	-	-	-
$1.93 to $ 2.08	1,100,000	8.6	2.04	266,666	8.6	2.04
$2.08 to $ 2.22	650,000	9.2	2.16	150,000	9.2	2.16
$2.22 to $ 2.37	600,000	9.2	2.36	200,000	9.2	2.36
	3,100,000	9.1	$2.02	616,666	8.9	$2.17

The total fair value of shares vested during the three months ended March 31, 2011 and 2010 was approximately $378,800 and $1,685,600 respectively.

The number of remaining shares authorized to be issued under the various equity plans at March 31, 2011 are as follows:

	US Equity Plan	Non US Equity Plan
Shares Authorized for Issuance under 2003 Equity Plan	2,500,000	-
Shares Authorized for Issuance under 2009 Equity Plan	17,750,000	-
Shares Authorized for Issuance under Non US Equity Plan	-	8,700,000
	20,250,000	8,700,000
Outstanding Options - US Equity Plan	(11,980,095)	-
Exercised Options	(92,500)	-
Outstanding Options - Non US Equity Plan	-	(3,100,000)
Restricted stock or equity grants issued under Equity Plans	(2,260,983)	(885,000)
Total common shares remaining to be issued under the Equity Plans	5,916,422	4,715,000

As of March 31, 2011, there was approximately $8,856,900 of total unrecognized compensation costs related to unvested stock option awards of which approximately $6,383,300 is related to stock options that vest over a weighted average life of 2.22 years. The remaining balance of unrecognized compensation costs of $2,473,600 is related to stock options that vest based on the accomplishment of business milestones which expense begins to be recognized when such milestones become probable of being achieved.

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

Note 11 – Segment Information

The Company’s financial information broken down by reportable segment was as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenues
Pharmaceutical Manufacturing - China	$18,141.8	$15,774.5
Cell Therapy - United States	1,449.1	58.7
Regenerative Medicine - China	50.2	-
	$19,641.1	$15,833.2
Income (loss) from operations
Pharmaceutical Manufacturing - China	$2,119.5	$3,190.7
Cell Therapy - United States	(3,962.1)	(1,570.2)
Regenerative Medicine - China	(730.1)	(313.4)
Corporate office	(5,419.1)	(3,915.4)
	$(7,991.8)	$(2,608.3)
Total assets
Pharmaceutical Manufacturing - China	$130,355.0	$111,709.0
Cell Therapy - United States	29,825.0	2,031.6
Regenerative Medicine - China	4,090.7	1,924.8
Corporate office	11,539.3	6,337.2
	$175,810.0	$122,002.6

Note 12 – Related Party Transactions

At March 31, 2011, Erye owed EET, the 49% shareholder of Erye, $15,259,100. Included in the amounts owed to EET are:

●
Dividends paid and loaned back to Erye amounting to $14,708,100 and accrued interest of $787,100, the interest rate on this loan is 5.81%. The loan agreement does not define a fixed repayment date or schedule of payments but does call for repayment after construction of the new manufacturing facility is completed.

●	Non interest bearing advances due from EET of $638,100; and

●	A non interest bearing loan due to EET of $402,000 due 2011.

Pursuant to the PCT Merger Agreement, NeoStem agreed to pay off PCT’s credit line with Northern New Jersey Cancer Associates (“NNJCA”), in an amount up to $3,000,000, shortly after the closing of the PCT Merger. On January 21, 2011, NeoStem paid NNJCA $3,000,000 in full satisfaction of all of PCT’s obligations to NNJCA arising from the underlying line of credit and security agreement. Dr. Andrew Pecora (who was PCT’s Chairman and CEO prior to the PCT Merger, and who became PCT’s Chief Medical Officer on January 19, 2011 pursuant to an employment agreement effective upon the closing of the PCT Merger), has served as Managing Partner of NNJCA since 1996.

Note 13 – Commitments and Contingencies

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

In May 2009, Neo Bio-Technology, one of the Company’s VIEs in China, entered into leases (assigned to NeoStem (China) in February 2010) with Beijing Zhong-guan-cun Life Science Park Development Corp., Ltd. pursuant to which NeoStem (China) is leasing laboratory, office and storage space in Beijing for the aggregate monthly amount of approximately $23,000. Lease payments are due quarterly in advance, and upon entering into the lease a three month security deposit was also paid. The term of the leases is for approximately three years. The Beijing Facility is located at the Life Science Innovation Center, Life Science Park, Zhongguancum, Beijing.

NeoBiotechnology has been leasing office space in Qingdao since August 2009. The current lease is effective through September 2011 at a monthly rent of approximately $1,300, payable as to half the total lease amount by September 2010 and as to the remaining half in March 2011. NeoBiotechnology is relocating to Tianjin to take advantage of tax and other concessions that are being made available.

In November 2007, the Company entered into an acquisition agreement with UTEK Corporation (“UTEK”) and Stem Cell Technologies, Inc., a wholly owned subsidiary of UTEK (“SCTI”), pursuant to which the Company acquired all the issued and outstanding common stock of SCTI in a stock-for-stock exchange. SCTI contains an exclusive, worldwide license to a technology developed by researchers at the University of Louisville to identify and isolate rare stem cells from adult human bone marrow, called very small embryonic like stem cells. Concurrent with the SCTI acquisition, NeoStem entered into a sponsored research agreement (“SRA”) with the University of Louisville under which NeoStem has been supporting further research in the laboratory of Mariusz Ratajczak, M.D., Ph.D. a co-inventor of the VSEL TM  Technology and head of the Stem Cell Biology Program at the James Brown Cancer Center at the University of Louisville. The SRA, which has been periodically amended, called for payments in 2008 of $50,000, 2009 of $65,337, and 2010 of $86,068, all of which has been paid and recorded as research and development expense. An additional $95,128 is payable in 2011 until December 31, 2011, the end of the term.

Under a License Agreement entered into with the University of Louisville Research Foundation (“ULRF”) in November 2007, SCTI agreed to engage in a diligent program to develop the VSEL TM  Technology. Certain license fees and royalties are to be paid to ULRF from SCTI, and SCTI is responsible for all payments for patent filings and related applications. Portions of the license may be converted to a non-exclusive license if SCTI does not diligently develop the VSEL TM  Technology or terminated entirely if SCTI chooses to not pay for the filing and maintenance of any patents thereunder. Under the License Agreement, which has an initial term of 20 years, the Company has paid to date approximately $117,000, which has been recorded as research and development expense, consisting of various up-front fees, including $22,000 in connection with its May 2010 amendment, and is required to pay under the license certain other future fees including: (i) a specified non-refundable annual license maintenance fee upon issuance of the licensed patent in the United States; (ii) a specified royalty on net sales; (iii) specified milestone payments; and (iv) specified payments in the event of sublicensing. The License Agreement also contains certain provisions relating to “stacking,” permitting SCTI to pay royalties to ULRF at a reduced rate in the event it is required to also pay royalties to third parties exceeding a specified threshold for other technology in furtherance of the exercise of its patent rights or the manufacture of products using the VSEL TM  Technology.

In connection with the issuance to investors and service providers of many of the shares of the Company’s common stock and warrants to purchase common stock previously disclosed and described herein, the Company granted the holders registration rights providing for the registration of such shares of common stock and shares of common stock underlying warrants on a registration statement to be filed with the Securities and Exchange Commission (“SEC”) so as to permit the resale of those shares. Certain of the registration rights agreements provided for penalties for failure to file or failure to obtain an effective registration statement. With respect to satisfying its obligations to the holders of these registration rights, the Company has been in various positions. The Company had previously filed a registration statement as required for some of the holders, and in May 2011 filed a registration statement for all of the holders (except for holders whose shares of Common Stock are currently salable under Rule 144 of the Securities Act or who waived certain rights), but to date, such registration statement has not been declared effective by the SEC. Certain holders who had outstanding registration rights had previously waived their registration rights or were subject to lock-up agreements. No holder has yet asserted any claim against the Company with respect to a failure to satisfy any registration obligations. Were someone to assert a claim against the Company for breach of registration obligations, the Company believes it has several defenses that would result in relieving it from some or any liability, although no assurances can be given. The Company also notes that damage claims may be limited, as (i) most, if not all, shares of Common Stock as to which registration rights attached are currently salable under Rule 144 of the Securities Act or are otherwise currently subject to other restrictions on sale and (ii) during much of the relevant periods the warrants with registration rights generally have been out of the money, were subject to lock-up agreements and/or the underlying shares of Common Stock were otherwise subject to restrictions on resale. Accordingly, were holders to assert claims against the Company based on breach of the Company’s obligation to register, the Company believes that the Company’s maximum exposure from non-related parties would not be material.

Xiangbei Welman Pharmaceutical Co., Ltd. v Suzhou Erye Pharmaceutical Co., Ltd. and Hunan Weichu Pharmacy Co., Ltd.  involves a patent infringement dispute with respect to a particular antibiotics complex manufactured by Erye (the “Product”). The Changsha Intermediate People’s Court in Hunan Province, PRC in the foregoing case rendered a judgment on May 13, 2010 against Erye as follows: (i) awarding plaintiff Xiangbei Welman damages and costs of approximately 5 million RMB (approximately $750,000) against Erye which was fully accrued for at March 31, 2011; and (ii) enjoining Erye from manufacturing, marketing and selling the Product. The Product represented approximately 5% and 1%, respectively, of Erye’s sales for the three months ended March 31, 2011 and 2010. Erye has appealed the court judgment, and is also engaged in settlement negotiations. On March 21, 2011, Changsha Intermediate Court issued a civil decision suspending the execution of the Preliminary Injunction. Therefore, Erye is currently free to produce, sell or offer to sell the product.

On May 19, 2006, PCT entered into a line of credit agreement with Amorcyte Inc. (“Amorcyte”), an entity which was spun out of PCT in 2006, whereby PCT agreed to loan Amorcyte up to $500,000 at an annual interest rate of 5%.  The line of credit agreement was a condition to Amorcyte closing a Series A Preferred Stock Financing completed during 2006.  The Company has not loaned any amount to Amorcyte under this agreement through March 31, 2011.  The line of credit agreement expires on the earlier of (i) the date on which the Company declares the outstanding principal and accrued interest due and payable based on an event of default as defined within the agreement, or (ii) the date of closing of the first debt or equity financing of Amorcyte following the initial borrowing of the principal. These events have not occurred to date.

In September 2005, PCT entered into a one-year lease directly with Vanni Business Park, LLC, the landlord for the Mountain View, California laboratory space leasing the entire building. This new lease commenced July 1, 2006, with monthly base rent of $26,275. In July 2006, PCT entered into an agreement to amend this lease and extended the term through June 30, 2012, for an initial monthly base rent of $33,782 with yearly escalations thereafter.

The Company leases office and laboratory facilities and certain equipment under certain noncancelable operating leases that expire from time to time through 2015. A summary of future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year as of March 31, 2011 are as follows (in thousands):

Year ended	Operating Leases
2011	$1,772.2
2012	1,162.9
2013	317.7
2014	37.6
2015	20.2
Thereafter	28.8
Total minumum lease payments	$3,339.4

Expense incurred under operating leases was approximately $412,600 and $452,500 for the three months ended March 31, 2011 and 2010, respectively.

Note 14 – Subsequent Events

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

On April 4, 2011, the Compensation Committee of the Board of Directors issued options to purchase an aggregate of up to approximately 2,550,000 shares of Common Stock to Company employees, officers, advisors and consultants in a company-wide grant. An aggregate of 1,250,000 of such options were issued to executive officers. The per share exercise price was $1.74, the closing price on the date of grant.

On April 5, 2011, the Company consummated a private placement pursuant to which nine persons and entities acquired an aggregate of 1,244,375 shares of Common Stock for an aggregate consideration of $1,592,800 (purchase price $1.28 per share).

Effective May 5, 2011, the Company entered into a sublease (“Sublease”) of a portion of its leased facilities at 840 Memorial Drive, Cambridge, Massachusetts for a term of 15 months from June 1, 2011 through August 31, 2012. The sublet premises are comprised of approximately 3,500 of the approximately 8,100 square feet currently under lease to the Company pursuant to its lease with Rivertech Associates II, LLC c/o The Abbey Group effective September 1, 2009 with a term through August 31, 2012 (“Main Lease”).   Monthly fixed rent under the Sublease is approximately $9,333, and in addition the subtenant pays approximately 43% of certain items of additional rent for which the Company is responsible under the Main Lease, including operating expenses and real estate taxes, as well as a portion of utilities.  The security deposit under the Sublease was $18,667.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” herein and under ”Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 . The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2010.

The Overview

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

We strengthened our expertise in cellular therapies with our January 19, 2011 acquisition of Progenitor Cell Therapy, LLC, a Delaware limited liability company (“PCT”), pursuant to which we acquired all of the membership interests of PCT, and PCT is now a wholly-owned subsidiary of NeoStem. PCT is engaged in a wide range of services in the cell therapy market for the treatment of human disease, including, but not limited to, contract manufacturing, product and process development, regulatory consulting, product characterization and comparability, and storage, distribution, manufacturing and transportation of cell therapy products. PCT’s legacy business relationships also afford NeoStem introductions to innovative therapeutic programs. For example, Amorcyte, a PCT spin-off which is now a NeoStem customer, has completed a Phase I clinical trial using stem cells to treat post-acute myocardial infarction and is ready to move into Phase II testing. Also, through the PCT acquisition, NeoStem now owns approximately an 80% interest in Athelos, a company developing a T-cell based immunomodulatory therapeutic. Results from ongoing Phase 1 trials will determine the next phase of trials under this program. We view the PCT acquisition as fundamental to building a foundation for achieving our strategic mission of capturing the paradigm shift to cell therapy.

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

We acquired our Pharmaceutical Manufacturing — China segment when on October 30, 2009, China Biopharmaceuticals Holdings, Inc. (“CBH”) merged with a wholly-owned subsidiary of NeoStem (the “Erye Merger”). As a result of the Erye Merger, NeoStem acquired CBH’s 51% ownership interest in Erye, a Sino-foreign joint venture with limited liability organized under the laws of the People’s Republic of China. Erye was founded more than 50 years ago and represents an established, vertically-integrated pharmaceutical business. Historically, Erye has concentrated its efforts on the manufacturing and distribution of generic antibiotic products. In 2010, Erye began transferring its operations to its newly constructed manufacturing facility. The relocation is continuing as the new production lines are completed and receive cGMP certification through 2011. The relocation is significantly increasing Erye’s manufacturing capacity and allowing for growth in line with rising demand as a result of healthcare reform in China today.

Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Revenue

For the three months ended March 31, 2011, total revenues were $19,641,100 compared to $15,833,200 for the three months ended March 31, 2010. Revenues for the three months ended March 31, 2011 and 2010, respectively, were comprised of the following:

	Three Months Ended March 31,
	2011	2010
Cell Therapy - United States	$1,449,100	$58,700
Regenerative Medicine - China	50,200	-
Pharmaceutical Manufacturing - China	18,141,800	15,774,500
	$19,641,100	$15,833,200

The increase in revenue for our Cell Therapy – United States reporting unit is due to revenues generated by PCT which was acquired in January 2011.

Revenues for our Pharmaceutical Manufacturing – China reporting unit increased approximately 15%. This increase was due to sales of antibiotics and cephalosporins and other therapeutic products which increased approximately 22%. The increase was primarily due to Erye’s expanded distribution network, additional market coverage, and concurrent with the general increase in demand for pharmaceutical products in China; partially offset by the decrease in sales of pharmaceutical intermediates to other pharmaceutical manufacturers resulting from the strategic decision by Eyre to shift the product mix from lower margin product sales to higher margin product sales which had the effect of reducing sales growth by 11%.  The balance of the increase year over year of approximately 4% is due to increases in the exchange rate between the Chinese Yuan and the United States dollar.

For the three months ended March 31, 2011 cost of revenue for Pharmaceutical Manufacturing – China was approximately $12,606,300 and the balance relates to Cell Therapy – United States and Regenerative Medicine – China.  For the three months ended March 31, 2010 cost of revenue for Pharmaceutical Manufacturing – China was approximately $10,821,700 and the balance relates to Cell Therapy – United States and Regenerative Medicine – China.

Gross margin for the three months ended March 31, 2011 totaled approximately $5,346,500 of which virtually all is attributable to the sale of pharmaceutical products. Gross margin for the three months ended March 31, 2010 totaled approximately $4,981,600 of which virtually all is attributable to the sale of pharmaceutical products. Gross margin for Pharmaceutical Manufacturing – China grew approximately 11.8%, a slightly slower pace than sales growth, primarily as result of the strategic decision to give up low margin pharmaceutical intermediates and free up capacity for higher margin products in the future and an increase in amortization expense associated with intangible assets acquired in the Erye merger.

Operating Expenses

For the three months ended March 31, 2011 operating expenses totaled $13,338,300 compared to $7,589,900 for the three months ended March 31, 2010, representing an increase of $5,748,400 or 75.7%.

Historically, to minimize our use of cash, we have used a variety of equity and equity-linked instruments to pay for services and to incentivize employees, consultants and other service providers. The use of these instruments has resulted in significant charges to the results of operations. In general, these equity and equity-linked instruments were used to pay for employee and consultant compensation, director fees, marketing services, investor relations and other activities. For the three months ended March 31, 2011 the use of equity and equity-linked instruments to pay for such expenses resulted in charges to selling, general, administrative and research expenses of $2,506,200, representing an increase of $639,700 over the three months ended March 31, 2010.

For the three months ended March 31, 2011, our selling, general, and administrative expenses were $10,425,000 compared to $6,289,700 for the three months ended March 31, 2010, representing an increase of $4,135,300, which was the result of:

●	The acquisition of PCT increased selling, general and administrative expenses by approximately $693,000.

●	Our continuing general and administrative expenses increased by approximately $3,099,600.

●
Approximately $1,308,700  of this increased operating expense was related to Erye’s operation which included an increase in taxes of $706,400 which was related principally to withholding taxes paid on dividends declared in January, 2011 that were retained in the business.  Depreciation expense increased by approximately $301,800 due to full year impact of the move of the administrative operations to the new plant in 2010. The remainder of the increase was the result of a variety of increases in administrative activities at Erye.

●
As a result of completing the acquisition of PCT and related and other SEC filings and transactions our expenses associated with the use of our attorneys increased approximately $374,400 and our auditing expense increased approximately $325,800.

●	Equity compensation to employees, directors and consultants increased approximately $570,300.

●
Administrative expenses for NeoStem China increased approximately $280,700. A majority of this increase was due to an increase in depreciation expense of $199,300 related to the Beijing facilities. The balance of the increase was primarily related to staff increases.

●	Corporate and headquarters expenses increased approximately $186,300.

●
Sales and marketing expenses increased by $342,700 over the three months ended March 31, 2010. Approximately $106,700 of this increased operating expense was related to the sales and marketing efforts of NeoStem China and $266,200 related to amortization of intangible assets acquired in the Erye and PCT acquisitions.  The use of equity instruments to incentivize staff and pay for services totaled $109,300, a decrease of $46,900 over the three months ended March 31, 2010.

For the three months ended March 31, 2011, our research and development expenses totaled $2,912,300 compared to $1,300,200 for the three months ended March 31, 2010, representing an increase of $1,612,100. In March 2011 the Company, through PCT’s subsidiary Athelos, entered into an agreement with Becton, Dickinson and Company (“BD”) to acquire certain intellectual properties, in the area of T-cell regulation, in exchange for an approximately 20% interest in Athelos. PCT has valued BD’s share of the contributed intellectual properties at $927,000 and characterized this acquired intangible asset as in process research and development which has been reflected in research and development expense for the three months ended March 31, 2011. Research and development efforts in the area of cellular therapy increased approximately $263,600, principally related to staff increases and consulting costs. The use of equity instruments to incentivize research staff totaled $260,100, an increase of $116,300 over the three months ended March 31, 2010. Research related to our VSEL TM technology increased operating expenses by $52,100.  Development expenses at Erye added $112,100 of research and development expense to our operating expenses compared to Erye’s first quarter 2010 research and development expenses. The balance of the increase in research and development expense of $158,000 is related to costs associated with the cost of our research facility in Beijing.

Other Income and Expense

During the quarter ended March 31, 2011, the Company recognized interest expense of approximately $852,600 primarily related to amortization of debt discount of approximately $678,300 associated with the Convertible Redeemable Series E Preferred Stock which is being accounted for as mezzanine equity. Interest of approximately $213,300 was recorded as a result of a loan to Erye from its minority shareholder of which $130,100 was capitalized as part of the cost of construction of Erye’s new manufacturing plant. In accordance with the Joint Venture Agreement that governs the operation of Erye, the minority shareholder has agreed to loan back to Erye dividends it is entitled to for 2010 and approximately the next two years, to help fund the construction of the new manufacturing facility. As of March 31, 2011, these loans totaled $14,708,100.  At the present time this loan accrues interest at a rate of 5.81% annually. Interest expense of approximately $34,500 is associated with bank loans obtained by Erye totaling approximately $4,566,000 at March 31, 2011. Interest recognized on mortgage loans for PCT’s Allendale facility added approximately $56,000 to interest expense.

Other expenses, net totaled approximately $262,700 which primarily related to the revaluation of derivative liabilities that have been established in connection with the Convertible Redeemable Series E Preferred Stock.

During the three months ended March 31, 2010 the Company recognized interest expense of approximately $92,500 primarily related to a loan to Erye from its minority shareholder of which $84,000 was capitalized as part of the cost of construction of Erye’s new manufacturing plant. In accordance with the Joint Venture Agreement that governs the operation of Erye the minority shareholder has agreed to loan back to Erye dividends to help fund the construction of the new manufacturing facility.

During the three months ended March 31, 2010,  in connection with RimAsia’s exercise of 1,000,000 warrants to purchase common stock in March 2010 the term of its remaining warrants was increased by three years.  This change in terms increased the underlying value of this warrant, based on a Black-Scholes valuation, and as a result the Company charged $188,000 to other income and expense for this increase in value.

Provision for Taxes

The provision for taxes for the three months ended March 31, 2011 of $592,600 represents income taxes due on income of Erye net of utilization of the deferred tax liability associated with amortization of intangible assets acquired in the Erye Merger of $179,700. In addition the tax provision also reflects the utilization of a deferred tax liability of $75,000 associated with the amortization of intangible assets acquired in the acquisition of PCT.

The provision for taxes for the three months ended March 31, 2010 of $502,900 represents income taxes due on income of Erye and is net of utilization of the deferred tax liability associated with amortization of intangible assets acquired in the Erye Merger of $60,600.

Dividends on Preferred Stock

The Convertible Redeemable Series E Preferred Stock calls for annual dividends of 7% based on the stated value of the preferred stock and for the three months ended March 31, 2011 we recorded a dividend of $186,600. In the three months ended March 31, 2010 the Company recorded dividends of $99,700 on the Convertible Redeemable Series C Preferred Stock which called for an annual dividend of 5% based on the stated value of the preferred stock. The Convertible Redeemable Series C Preferred Stock was converted into NeoStem Common Stock in May 2010.

Noncontrolling Interests

In connection with accounting for the Company’s 51% interest in Erye, we account for the 49% minority shareholder share of Erye’s net income with a charge to Noncontrolling Interests. For the three months ended March 31, 2011 Erye’s minority shareholders’ share of net income totaled approximately $660,500 in comparison to $1,328,700 for the three months ended March 31, 2010.  In addition, the Company acquired rights to use patents under licenses from Becton, Dickinson and Company in March 2011, in exchange for an approximately 20% interest in PCT’s Athelos subsidiary.  Noncontrolling interest also reflects BD’s share of losses incurred by Athelos during the three months ended March 31, 2011 of $187,300.

Liquidity and Capital Resources

At March 31, 2011 we had a cash balance of $9,411,900, working capital of $9,488,600 and shareholders’ equity of $64,995,700.

During the three months ended March 31, 2011, we met our immediate cash requirements through existing cash balances, a private placement of our common stock which raised approximately $3 million, the issuance of notes payable for our operations in China and the use of equity and equity-linked instruments to pay for services and compensation.

We incurred a net loss of $9,699,700 for the three months ended March 31, 2011. The following chart represents the net funds provided by or used in operating, financing and investment activities for each period indicated:

	Three Months Ended March 31,
	2011	2010
Net cash used in operating activities	$(10,195,100)	$(2,581,800)
Net cash used in investing activities	$(3,104,600)	$(4,619,500)
Net cash provided by financing activities	$7,080,500	$11,460,100

Operating Activities

Our cash used for operating activities in the three months ended March 31, 2011 totaled $10,195,100, which is the sum of (i) our net loss, adjusted for non-cash expenses totaling $6,549,100 which includes, principally, common stock, common stock options and common stock purchase warrants issued for services rendered and charitable contribution in the aggregate amount of $2,626,300, depreciation and amortization of $2,203,700, the write-off of in process research and development of $927,000, amortization of Preferred Stock discount and issuance cost of $676,100, and changes in fair value of derivative liability of $262,700; (ii) cash used to increase inventories by $3,050,800; (iii) a reduction in accounts payables and accrued liabilities of $2,471,900; (iv) an increase in accounts receivable of $822,800; (v) a reduction of $573,200 in advance payments and unearned revenues from customers; and (vi) increases in prepaids and payments of other assets of $125,800.

Investing Activities

During the three months ended March 31, 2011 we spent approximately $707,200 for property and equipment principally related to the construction of Eyre’s new manufacturing facility. During the three months ended March 31, 2010 capital expenditures totaled approximately $3,764,200 of which the majority was spent for construction of Erye’s new facility.  This plant is expected to be fully operational in 2011. Restricted cash increased approximately $2,625,300 in connection with the net increase in notes payable of $5,010,000 during the three months ended March 31, 2011. In connection with the PCT acquisition we assumed $227,900 of cash in PCT’s bank accounts.

Financing Activities

The Company’s Erye subsidiary has $14,505,900 of notes payables as of March 31, 2011 and $9,451,500 of notes payable as of December 31, 2010. Notes are payable to the banks who issue bank notes to Erye’s creditors. Notes payable are interest free and usually mature after a three to six months period.  In order to issue notes payable on behalf of the Company, the banks required collateral, such as cash deposits which were approximately 30%-50% of the value of notes to be issued, or properties owned by companies. At March 31, 2011, $6,024,500 of restricted cash was deposited as collateral for the balance of notes payable which was approximately 41.5% of the notes payable Erye issued, and the remainder of the notes payable is collateralized by pledging the land use right Erye owns.  The use of notes payable to pay creditors is a feature of the money and banking system of China and we expect these types of notes to be a continuing feature of Erye’s capital structure.

In March 2011, Erye obtained a loan of approximately $1,522,000 from the China Merchants Bank with a variable interest rate that is currently 6.06% and is due in September 2011. The interest rate is tied to People’s Bank of China benchmark rate; the maximum interest rate on the loan is 12.00%.

On March 3, 2011, the Company consummated a private placement pursuant to which five persons and entities acquired an aggregate of 2,343,750 shares of Common Stock for an aggregate consideration of $3,000,000 (purchase price $1.28 per share). On April 5, 2011, we consummated a private placement pursuant to which nine persons and entities acquired an aggregate of 1,244,375 shares of Common Stock for an aggregate consideration of $1,592,800 (purchase price $1.28 per share), of which approximately $592,700 was received by the Company as of March 31, 2011.

Pursuant to the terms and conditions of the Erye Joint Venture Agreement, dividend distributions to EET and our NeoStem subsidary will be made in proportion to their respective ownership interests in Erye; provided, however, that for the three-year period commencing on the first day of the first fiscal quarter after the Joint Venture Agreement became effective distributions are made as follows: for undistributed profits generated subsequent to the acquisition date: (i) the 49% of undistributed profits (after tax) of the joint venture due EET will be distributed to EET and lent back to Erye to help finance costs in connection with its construction of and relocation to a new facility; and (ii) of the net profit (after tax) of the joint venture due the Company, 45% will be provided to Erye as part of the new facility construction fund and will be characterized as additional paid-in capital for the Company’s 51% interest in Erye, and 6% will be distributed to the Company. For undistributed profits generated prior to the acquisition date (i) the 49% of undistributed profits (after tax) of the joint venture due EET will be distributed to EET and lent back to Erye to help finance costs in connection with its construction of and relocation to a new facility (ii) of the net profit (after tax) of the joint venture due the Company, 51% will be provided to Erye as part of the new facility construction fund and will be characterized as additional paid-in capital for the Company’s 51% interest in Erye. In January 2011, a dividend totaling approximately $13,671,100 for Fiscal Year 2009 was declared and approximately $6,698,800 was distributed to EET and lent back to Erye and approximately $6,972,300 due the Company was re-characterized as additional paid-in capital and reinvested in the business. As of March 31, 2011 these loans due EET totaled $14,708,100 plus accrued interest of $787,100. The loan calls for interest to accrue at rate of 5.81% annually.

In connection with the Company’s focus on the development of proprietary cellular therapies through its Cell Therapy – United States segment, the Company has certain financial obligations in connection with the development of specified licensed technology.  Athelos is pursuing the development of T regulatory cells (TRegs) as a therapeutic to treat disorders of the immune system under certain patent rights licensed from the University of Pennsylvania and ExCell Therapeutics, LLC.  Under a license agreement with the University of Louisville Research Foundation (“ULRF”), the Company is developing the VSEL Technology.  These licensing arrangements require the Company to make various payments in connection with the development of the products, including certain upfront payments, payments for patent filings and related applications, payments in connection with milestones achieved in the development of the products, royalties on sales and certain other related payments.  The Company anticipates that in connection with its focus on the development of proprietary cellular therapies other licensing agreements with comparable terms may be entered into.

Liquidity and Capital Requirements Outlook

With our acquisition of a controlling interest in Erye and expansion into China, and our acquisition of PCT, we have transitioned from being a one-dimensional U.S. service provider with nominal revenues to being a multi-dimensional international biopharmaceutical company with current revenues and operations in three distinct segments: (i) Cell Therapy — United States; (ii) Regenerative Medicine — China; and (iii) Pharmaceutical Manufacturing — China. The following is an overview of our collective liquidity and capital requirements.

Capital Requirements and Resources in China

Erye is constructing a new pharmaceutical manufacturing facility and began transferring its operations in January 2010. The relocation is continuing as the new production lines are completed and receive cGMP certification through 2011. In January 2010, Eyre received notification that the SFDA approved Erye’s application for cGMP certification to manufacture solvent crystallization sterile penicillin and freeze dried raw sterile penicillin at the new facility, which provides for 50% to 100% greater manufacturing capacity, than its existing facility. Historically these lines accounted for 20% of Erye’s sales. In June 2010, Erye passed the government inspection by the SFDA to manufacture penicillin and cephalosporin powder at the new facility. The facility is fully operational with respect to these lines. Erye has now relocated 90% of its 2010 sales capacity to the new facility. The new facility is estimated to cost approximately $38 million, of which approximately $35.3 million has been incurred through March 31, 2011. Construction has been and will continue to be self-funded by Erye and EET, the holder of the minority joint venture interest in Erye. We have agreed for a period of approximately another two years to reinvest in Erye approximately 90% of the net earnings we would be entitled to receive under the Joint Venture Agreement by reason of our 51% interest in Erye.

We are also engaged in other initiatives to expand our operations into China including with respect to technology licensing, establishment of stem cell processing and storage capabilities and research and clinical development. In June 2009 we established NeoStem (China) as our wholly foreign-owned subsidiary or WFOE. To comply with PRC’s foreign investment regulations regarding stem cell research and development, clinical trials and related activities, we conduct our current stem cell business in the PRC through domestic variable interest entities (“VIEs”). We have incurred and expect to continue to incur substantial expenses in connection with our China activities.

We expect to rely partly on dividends paid to us by the WFOE under the contracts with the VIEs, and under the Joint Venture Agreement attributable to our 51% ownership interest in Erye, to meet some of our future cash needs. However, there can be no assurance that the WFOE in China will receive payments uninterrupted or at all as arranged under the contracts with the VIEs. In addition, pursuant to the Joint Venture Agreement that governs the ownership and management of Erye, for 2010 and approximately the next two years: (i) 49% of undistributed profits (after tax) will be distributed to EET and loaned back to Erye for use in connection with its construction of the new Erye facility; (ii) 45% of the net profit after tax due to the Company will be provided to Erye as part of the new facility construction fund, which will be characterized as additional paid-in capital for our 51% interest in Erye; and (iii) only 6% of the net profit will be distributed to us directly for our operating expenses. The net assets of Erye at March 31, 2011 were $74,807,000.

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

Our interests in China are subject to China’s rules and regulations on currency conversion. In particular, the initial capitalization and operating expenses of the VIEs are funded by our WFOE. In China, the State Administration for Foreign Exchange, or the SAFE, regulates the conversion of the Chinese Renminbi into foreign currencies. Currently, foreign investment enterprises are required to apply to the SAFE for Foreign Exchange Registration Certificates, or IC Cards of Enterprises with Foreign Investment. Foreign investment enterprises holding such registration certificates, which must be renewed annually, are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency translation within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investments, loans, and securities, require approval of the SAFE. According to the  Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues Concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-invested Enterprises  promulgated on August 29, 2008, or the SAFE Notice 142, to apply to a bank for settlement of foreign currency capital, a foreign invested enterprise shall submit the documents certifying the uses of the RMB funds from the settlement of foreign currency capital and a detailed checklist on use of the RMB funds from the last settlement of foreign currency capital. It is stipulated that only if the funds for the settlement of foreign currency capital are of an amount not more than US$50,000 and are to be used for enterprise reserve, the above documents may be exempted by the bank. This SAFE Notice 142, along with the recent practice of Chinese banks of restricting foreign currency conversion for fear of “hot money” going into China, have limited and may continue to limit our ability to channel funds to the VIE entities for their operation. We are exploring options with our PRC counsels and banking institutions in China as to acceptable methods of funding the operation of the VIEs, but there can be no assurance that acceptable funding alternatives will be identified.

Neither Erye nor our other expansion activities into China are expected to generate sufficient excess cash flow to support our platform business or our initiatives in China in the near term.

Once Erye has completed the transfer of operations to the new facilities, and its new production lines are fully operational, it will have substantially increased capacity from the current plant, with the goal of becoming among the largest antibiotics producers in Eastern China. Such dominant market position should allow us to take advantage of the expected growth and spending in this segment of the market. We recognize that there will be continuous price pressure on Erye as over 70% of Erye’s manufactured drugs are on the essential drug list. There has recently been evidence of such price pressure – i.e., on March 2, 2011 the National Development and Reform Commission issued price cuts for medical insurance drugs which substantially impacts two of Erye’drugs. We anticipate that Piperacillin Sodium Sulbactam Sodium will experience as much as a 50% price decline while the price of Ligustrazine Phosphate may be reduced by approximately 75%. As of March 31, 2011 the price reduction experienced by Erye on these products was less than 10%.  In 2010 Piperacillin Sodium Sulbactum Sodium accounted for approximately 5% of sales and Ligustrazine Phosphate accounted for approximately 2% of sales.

Capital Requirements for Recent Expansion

NeoStem, Inc. acquired Progenitor Cell Therapy, LLC (“PCT”), by means of a merger (the “PCT Merger”) of a newly formed wholly-owned subsidiary of NeoStem, with and into PCT pursuant to an Agreement and Plan of Merger, dated September 23, 2010 (the “PCT Agreement and Plan of Merger”).

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

Liquidity

We anticipate that we will take further steps to raise additional capital in order to (i) fund the development of advanced cell therapies in the U.S. and China, (ii) expand the PCT business and (iii) build the family banking business to meet our short and long term liquidity needs.  We currently expect to fund the anticipated expansion of our operating activities through a variety of means that could include, but not be limited to, the use of existing cash balances, the use of our current or other equity lines,  potential additional warrant exercises (including availing ourselves under appropriate circumstances of the redemption rights we possess under the majority of our outstanding warrants), option exercises, the 6% of net profits to which we are entitled from Erye, issuances of other debt or equity securities in public or private financings, sale of assets  and/or, ultimately, the growth of our revenue generating activities.  In addition, we will continue to seek as appropriate grants for scientific and clinical studies from the National Institutes of Health, Department of Defense, and other governmental agencies and foundations, but there can be no assurance that we will be successful in obtaining such grants. As the Company grows, it may no longer be eligible for SBIR grants.  We also review and consider from time to time restructuring activities, including the potential divestiture of assets.  In this regard, we are currently exploring the possibility of selling our 51% ownership interest in Erye and are engaging financial advisors to assist us, although no determination has yet been made to do so.

While we continue to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital generating efforts may worsen as existing resources are used.  Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business, our stock price may not reach levels necessary to induce option or warrant exercises, and asset sales may not be possible on terms we consider acceptable.  If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the acquisition and development of cell therapies, and/or the expansion of our business or raise funds on terms that we currently consider unfavorable.

At March 31, 2011, we had cash and cash equivalents of $9,411,900 and restricted cash totaling $6,403,400. The trading volume of our common stock, coupled with our history of operating losses and liquidity challenges, may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of small cap biopharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital on acceptable terms could materially and adversely affect our business operations and ability to continue as a going concern.

The following table reflects a summary of NeoStem’s contractual cash obligations and commitments as of March 31, 2011 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Employment Agreements	$3,759.6	$2,252.9	$1,506.6	$-	$-
Facility Leases	2,275.4	1,532.4	719.0	24.0	-
Equipment Leases	755.2	280.4	397.6	52.0	25.2
License Fees	170.0	50.0	60.0	60.0	-
Sponsored Research Agreements	237.4	237.4	-	-	-
Consulting Agreements	2,783.4	1,754.3	945.9	83.3	-
Design & Construction of Laboratory	80.5	80.5	-	-	-
Series E Preferred Stock(1)	11,633.8	4,621.3	7,012.5	-	-
	$21,695.3	$10,809.2	$10,641.6	$219.3	$25.2

(1)	Amounts include dividends.

SEASONALITY

NeoStem does not believe that its operations are seasonal in nature.

OFF-BALANCE SHEET ARRANGEMENTS

NeoStem does not have any off-balance sheet arrangements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this Quarterly Report on Form 10-Q, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements, although some forward-looking statements are expressed differently. Additionally, statements regarding our ability to successfully develop, integrate and grow the business at home and abroad, including with regard to our research and development efforts in cellular therapy, our adult stem cell and umbilical cord blood collection, processing and storage business, contract manufacturing and process development of cellular based medicines, and the pharmaceutical manufacturing operations conducted in China, the future of regenerative medicine and the role of stem cells in that future, the future use of stem cells as a treatment option and the role of VSELTM Technology in that future and the potential revenue growth of such businesses, are forward-looking statements. Our future operating results are dependent upon many factors and our further development is highly dependent on future medical and research developments and market acceptance, which is outside our control.

Forward-looking statements may not be realized due to a variety of factors and we cannot guarantee their accuracy or that our expectations about future events will prove to be correct. Such factors include, without limitation, (i) our ability to manage the business despite operating losses and cash outflows; (ii) our ability to obtain sufficient capital or strategic business arrangements to fund our operations and expansion plans, including meeting our financial obligations under various licensing and other strategic arrangements and the successful commercialization of the relevant technology; (iii) our ability to build the management and human resources and infrastructure necessary to support the growth of the business; (iv) our ability to integrate our acquired businesses successfully and grow such acquired businesses as anticipated; (v) whether a large global market is established for our cellular-based products and services and our ability to capture a share of this market; (vi) competitive factors and developments beyond our control; (vii) scientific and medical developments beyond our control; (viii) our ability to obtain appropriate governmental licenses, accreditations or certifications or comply with healthcare laws and regulations or any other adverse effect or limitations caused by government regulation of the business; (ix) whether any of our current or future patent applications result in issued patents and our ability to obtain and maintain other rights to technology required or desirable for the conduct of our business; (x) whether any potential strategic benefits of various licensing transactions will be realized and whether any potential benefits from the acquisition of these licensed technologies will be realized; (xi) factors regarding our business and initiatives in China and, generally, regarding doing business in China, including through our variable interest entity structure, including (a) costs related to funding these initiatives, (b) the successful application under Chinese law of the variable interest entity structure to the Company’s business, which structure the Company is relying on to conduct its business in China, (c) the ability to integrate the Company and the business operations in China successfully and grow such integrated businesses as anticipated, and (d) the need for outside financing to meet capital requirements; and (xii) the other factors discussed elsewhere in this Quarterly Report on Form 10-Q, the other factors discussed in “Risk Factors” in our Annual Report on form 10-K for the fiscal year ended December 31, 2010 under the heading “Part I – Item 1A. Risk Factors” and in other periodic Company filings with the Securities and Exchange Commission (the “SEC”). The Company’s filings with the Securities and Exchange Commission are available for review at www.sec.gov under “Search for Company Filings.”

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

As of the end of the Company’s quarter ended March 31, 2011 covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The following material weakness had been identified by management in connection with its assessment as of December 31, 2010, which as of March 31, 2011 the Company has concluded has been fully remediated.  The Company had determined that it had a material weakness in its accounting for share-based payment arrangements as a result of errors identified with respect to the Company’s accounting for awards to employees and non-employees. Such errors were the result of ineffective controls primarily related to the application of accounting principles generally accepted in the United States. With respect to both employee and non-employee awards, the Company did not timely evaluate the impact of modifications to certain awards and the effect such modifications had, if any, on recognized compensation expense. With respect to non-employee awards, the Company was not consistently subjecting such awards to re-measurement at each reporting period consistent with the guidance in ASC 505-50, Equity-Based Payments to Non-Employees.  With respect to awards to employees, the expected life used in valuing such awards previously was based on the contractual term of the options rather than through the use of the “simplified” method, as prescribed by the SEC under Staff Accounting Bulletin No. 110, which the Company had determined to be more appropriate given its limited historical experience with respect to option exercises. In addition, certain employee awards that contain performance conditions were not appropriately evaluated and accounted for in determining whether or not the underlying performance conditions were probable of being achieved. Expense associated with certain awards was initially recognized on a graded vesting basis rather than a straight-line basis consistent with the Company’s accounting policy.

The Company had taken steps during 2010 to remediate this weakness, including (1) the adoption of the “simplified” method for estimating the expected term of share-based awards issued to employees; (2) undertaking a complete review of all share-based payment transactions with non-employees to ensure that the appropriate re-measurement considerations were taken into account and were reflected in the financial statements appropriately; (3) the organization of an internal management committee which meets at least quarterly and consists of senior members of the accounting and legal departments, as well as the CEO, to review share-based awards with performance conditions to assess the probability of the performance conditions being achieved; and (4) the implementation of a new share-based management system which will integrate the administration and accounting for the Company’s share-based payment arrangements, which is expected to be fully implemented in the second quarter of 2011. The adjustments that were recorded to correct the Company’s share-based compensation charges for the weaknesses noted above were not material to its financial position or results of operations for any period during 2010 and 2009.

In its assessment of internal control over financing reporting as of March 31, 2011, the Company has concluded that the above material weakness has been fully remediated.

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

NEOSTEM, INC.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material changes to the disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 under “Item 1A - Risk Factors.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously reported, and as follows:

Effective April 1, 2011, the Company entered into an agreement with a consultant pursuant to which this consultant was retained to consult, assist and advise the Company with regard to various corporate development and investor communications related activities.  In consideration for providing services under this agreement, in addition to certain specified cash consideration, the Company agreed to issue to this consultant 30,000 shares of Restricted Common Stock, vesting as to one-half upon NYSE Amex approval (May 6, 2011) and one half on October 8, 2011.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a)	Exhibits

Exhibit	Description	Reference
10.1	Sublease dated as of May 5, 2011 between NeoStem, Inc. and Seaside Therapeutics*	10.1

10.2	Escrow Agreement, dated as of January 19, 2011, among NeoStem, Inc., Progenitor Cell Therapy, LLC, Andrew Pecora as PCT Representative and Continental Stock Transfer & Trust Company, as Escrow Agent (1)	10.4

10.3	Stock Purchase and Assignment Agreement dated March 28, 2011, by and among Progenitor Cell Therapy, LLC, Athelos Corporation and Becton Dickinson and Company*+	10.3

10.4	Stockholders’ Agreement dated March 28, 2011, by and among Progenitor Cell Therapy, LLC, Athelos Corporation and Becton Dickinson and Company*	10.4

10.5	Consigned Management and Technology Service Agreement dated May 14, 2011 among Tianjin Niou Biotechnology Co., Ltd., NeoStem (China), Inc. and The Shareholder of Tianjin Niou Biotechnology Co., Ltd.*	10.5

10.6	Equity Pledge Agreement dated May 14, 2011 among Tianjin Niou Biotechnology Co., Ltd., NeoStem (China), Inc. and The Shareholder of Tianjin Niou Biotechnology Co., Ltd.*	10.6

10.7	Exclusive Purchase Option Agreement dated May 14, 2011 among Tianjin Niou Biotechnology Co., Ltd., NeoStem (China), Inc. and The Shareholder of Tianjin Niou Biotechnology Co., Ltd.*	10.7

10.8	Loan Agreement dated May 14, 2011 between NeoStem (China), Inc. and The Shareholder of Tianjin Niou Biotechnology Co., Ltd.*	10.8

10.9	Amendment dated April 4, 2011 to Employment Agreement dated May 26, 2006 between NeoStem, Inc. and Dr. Robin L. Smith (2)	10.66

10.10	Employment Agreement, dated as of September 23, 2010 and effective on January 19, 2011, by and between Progenitor Cell Therapy, LLC, NeoStem, Inc. and Andrew L. Pecora (1)	10.1

10.11	Employment Agreement, dated as of September 23, 2010 and effective on January 19, 2011, by and between Progenitor Cell Therapy, LLC, NeoStem, Inc. and Robert A. Preti (1)	10.2

10.12	Employment Agreement, dated as of February 25, 2011 and effective on March 4, 2011, by and between NeoStem, Inc. and Jason Kolbert (2)	10.86

10.13	Consulting Agreement, effective March 8, 2011, by and between NeoStem, Inc. and Acute Care Partners (2)	10.87

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	31.1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	31.2

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	32.1

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	32.2

*Filed herewith
**Furnished herewith
+The schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. NeoStem will furnish copies of any schedules to the SEC upon request.

(1)	Filed with the SEC on January 24, 2011, as an exhibit, numbered as indicated above, to our current report on Form 8-K dated January 18, 2011, which exhibit is incorporated here by reference.

(2)	Filed with the SEC as an exhibit, numbered as indicated above, to our annual report on Form 10-K for the year ended December 31, 2010, which exhibit is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOSTEM, INC. (Registrant)

By:	/s/ Robin Smith M.D.
Robin Smith M.D., Chief Executive Officer

Date: May 16, 2011

By:	/s/ Larry A. May
Larry A. May, Chief Financial Officer

Date: May 16, 2011