Form 10-Q
period 2011-06-30
NeoStem, Inc.
filed 2011-08-12
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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
Yes  ☐  No  ☒
98,048,447 SHARES, $.001 PAR VALUE, AS OF AUGUST 10, 2011

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$4,850,411	$15,612,391
Short term investments	546	512
Restricted cash	4,897,447	3,381,369
Accounts receivable trade, net of allowance for doubtful accounts of $356,353 and $210,977, respectively	7,351,964	5,871,474
Inventory	25,008,682	21,023,388
Prepaids and other current assets	1,252,463	993,711
Total current assets	43,361,513	46,882,845

Property, plant and equipment, net	50,285,625	36,998,241
Land use rights, net	4,850,156	4,807,834
Goodwill	37,216,041	27,002,044
Intangible assets, net	31,191,713	24,466,597
Other assets	3,427,356	2,867,188
	$170,332,404	$143,024,749

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$9,267,301	$14,286,929
Accrued liabilities	4,899,097	2,772,019
Bank loans	7,735,000	3,034,000
Notes payable	11,056,948	9,568,398
Mortgages payable - current	185,366	-
Income taxes payable	672,979	1,242,911
Deferred income taxes	780,594	232,075
Unearned revenues	4,169,549	1,708,280
Total current liabilities	38,766,834	32,844,612

Long-term Liabilities
Deferred income taxes	9,498,656	5,959,508
Deferred rent liability	19,730	45,489
Unearned revenues	250,386	282,518
Mortgages payable	3,534,871	-
Derivative liabilities	2,276,011	2,571,367
Amount due related parties	20,009,605	8,301,361
Total long-term liabilities	35,589,259	17,160,243

Commitments and Contingencies

Redeemable Securities
Convertible Redeemable Series E Preferred Stock; 10,582,011 shares designated, liquidation value $1.00 per share; issued and outstanding 9,014,306 and 10,582,011 shares, at June 30, 2011 and December 31, 2010, respectively	5,901,830	6,532,275
	5,901,830	6,532,275

EQUITY
Shareholders' Equity
Preferred stock; authorized, 20,000,000 shares Series B convertible redeemable preferred stock liquidation value, 1 share of common stock, $.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at June 30, 2011 and December 31, 2010	100	100
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding, 82,247,287 and 64,221,130 shares, at June 30, 2011 and December 31, 2010, respectively	82,247	63,813
Additional paid-in capital	174,599,266	141,137,522
Accumulated deficit	(116,456,791)	(95,320,620)
Accumulated other comprehensive income	4,289,563	2,779,066
Total NeoStem, Inc. shareholders' equity	62,514,385	48,659,881
Noncontrolling interests	27,560,096	37,827,738
Total equity	90,074,481	86,487,619
	$170,332,404	$143,024,749

See accompanying notes to consolidated financial statements.

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$18,460,723	$19,407,523	$38,101,836	$35,240,702
Cost of revenues	13,517,717	12,911,800	27,812,353	23,763,418
Gross profit	4,943,006	6,495,723	10,289,483	11,477,284

Research and development	2,370,468	2,133,172	5,283,727	3,433,542
Selling, general, and administrative	12,590,999	7,865,477	23,015,993	14,154,965
Operating loss	(10,018,461)	(3,502,926)	(18,010,237)	(6,111,223)

Other income (expense):
Other income (expense), net	600,315	149,571	337,592	(14,502)
Interest expense	(1,009,686)	(6,198)	(1,862,298)	(14,717)
	(409,371)	143,373	(1,524,706)	(29,219)

Loss from operations before provision for income taxes and noncontrolling interests	(10,427,833)	(3,359,553)	(19,534,942)	(6,140,442)
Provision for income taxes	110,059	402,259	702,707	905,203
Net loss	(10,537,892)	(3,761,812)	(20,237,649)	(7,045,645)

Less - net income attributable to noncontrolling interests	67,875	1,611,501	541,108	2,940,154
Net loss attributable to NeoStem, Inc.	(10,605,767)	(5,373,313)	(20,778,757)	(9,985,799)

Preferred dividends	170,782	53,771	357,415	153,469
Net loss attributable to NeoStem, Inc. common shareholders	$(10,776,549)	$(5,427,084)	$(21,136,172)	$(10,139,268)

Basic and diluted loss per share	$(0.13)	$(0.11)	$(0.27)	$(0.23)

Weighted average common shares outstanding	80,567,011	48,771,930	77,117,905	44,419,456

See accompanying notes to consolidated financial statements.

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(20,237,649)	$(7,045,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock, stock options and warrants issued as payment for compensation, services rendered and interest expense	6,656,953	4,339,693
Depreciation and amortization	4,582,873	1,465,220
Loss on short term investments	-	34,717
Amortization of preferred stock discount and issuance cost	1,329,187	-
Changes in fair value of derivative liability	(295,356)	-
Write off of acquired in process research and development	927,000	-
Loss on disposal of assets	396,635	-
Charitable contributions paid with common stock	607,363	-
Bad debt expense	(29,442)	28,176
Deferred income taxes	(351,320)	(121,244)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(26,887)	(78,895)
Accounts receivable	(882,410)	(286,184)
Inventory	(1,495,358)	(3,331,720)
Unearned revenues	134,202	(647,749)
Other assets	97,248	(78,900)
Accounts payable, accrued expenses and other current liabilities	(4,678,560)	2,258,073
Net cash used in operating activities	(13,265,520)	(3,464,458)
Cash flows from investing activities:
Cash received in acquisition of PCT	227,942	-
Purchase of short term investments	(24)	(2,430,388)
Proceeds from short term investments	-	2,390,602
Change in restricted cash used as collateral for notes payable	(1,407,483)	639,944
Acquisition of property and equipment	(5,237,141)	(8,634,298)
Net cash used in investing activities	(6,416,706)	(8,034,140)
Cash flows from financing activities:
Net proceeds from the exercise of warrants	-	2,493,750
Net proceeds from the exercise of options	7,100	140,100
Net proceeds from issuance of capital stock	5,907,723	13,565,504
Payment from related party	644,414	375,135
Repayment of mortgage loan	(64,366)	-
Proceeds of bank loan	4,592,000	-
Proceeds from notes payable	10,950,616	11,046,833
Repayment of notes payable	(9,781,781)	(9,988,213)
Repayment of debt to related party	(3,406,043)	-
Repayment of bank loan	-	(2,209,500)
Payment of dividend	-	(222,922)
Net cash provided by financing activities	8,849,663	15,200,687
Impact of changes of foreign exchange rates	70,582	97,318
Net (decrease)/increase in cash and cash equivalents	(10,761,981)	3,799,407
Cash and cash equivalents at beginning of year	15,612,391	7,159,369
Cash and cash equivalents at end of period	$4,850,410	$10,958,776

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,333,800	$207,500
Taxes	1,634,500	999,800

Supplemental Schedule of non-cash investing activities
Acquisition of property and equipment	1,283,400	418,000
Capitalized interest	212,000	205,300
Supplemental schedule of non-cash financing activities
Common stock and warrants issued with the acquisition of PCT	17,866,200	-
Common stock issued pursuant to the redemption of Convertible Redeemable Series E 7% Preferred Stock	1,959,600	-
Common stock issued in payment of dividends for the Convertible Redeemable Series E 7% Preferred Stock	475,200	-
Financing costs for capital stock raises	-	463,400
Conversion of Convertible Redeemable Series C Preferred Stock	-	13,720,000
Dividend to Related Party reinvested as loan payable	11,726,000	-

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

The Company strengthened its expertise in cellular therapies, for its Cell Therapy – United States segment, with its January 19, 2011 acquisition of Progenitor Cell Therapy, LLC, a Delaware limited liability company (“PCT”), pursuant to which the Company acquired all of the membership interests of PCT, and PCT is now a wholly-owned subsidiary of NeoStem. PCT is engaged in a wide range of services in the cell therapy market for the treatment of human disease, including, but not limited to contract manufacturing, product and process development, regulatory consulting, product characterization and comparability, and storage, distribution, manufacturing and transportation of cell therapy products. PCT’s legacy business relationships also afford NeoStem introductions to innovative therapeutic programs. Through the PCT acquisition, NeoStem now owns approximately an 80% interest in Athelos, a company developing a T-cell based immunomodulatory therapeutic. Athelos expects to initiate Phase I studies in autoimmune disorders in 2012.  The Company views the PCT acquisition as fundamental to building a foundation in achieving its strategic mission of capturing the paradigm shift to cell therapy.  (See Note 4)

Through its Regenerative Medicine – China segment, in 2009, the Company began several China-based, Regenerative Medicine initiatives including: (i) creating a separate China-based cell therapy operation, (ii) constructing a stem cell research and development laboratory and processing facility in Beijing, (iii) establishing relationships with hospitals to provide cell-based therapies, and (iv) obtaining product licenses covering several adult stem cell therapeutics focused on regenerative medicine.

The Company acquired its Pharmaceutical Manufacturing – China segment on October 30, 2009, when China Biopharmaceuticals Holdings, Inc. (“CBH”) merged with and into CBH Acquisition LLC (“Merger Sub”), a wholly-owned subsidiary of NeoStem, with Merger Sub as the surviving entity (the “Erye Merger”). As a result of the Erye Merger, NeoStem acquired CBH’s 51% ownership interest in Suzhou Erye Pharmaceutical Company Ltd. (“Erye”), a Sino-foreign joint venture with limited liability organized under the laws of the People’s Republic of China. Erye was founded more than 50 years ago and represents an established, vertically-integrated pharmaceutical business. Historically, Erye has concentrated its efforts on the manufacturing and distribution of generic antibiotic products. In 2010, Erye began transferring its operations to its newly constructed manufacturing facility. The relocation is continuing as the new production lines are completed and receive cGMP certification through 2011. The relocation is significantly increasing Erye’s manufacturing capacity. As part of its plan to focus its business on capturing the paradigm shift to cell therapies following the January 2011 acquisition of PCT, the Company is pursuing strategic alternatives with respect to its interest in Erye.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2011 and the results of its operations and its cash flows for the periods presented. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Principles of Consolidation:  The consolidated financial statements include the accounts of NeoStem, Inc. and its wholly owned and partially owned subsidiaries and affiliates as listed below:

Entity	Percentage of Ownership	Location
NeoStem, Inc.	Parent Company	United States of America
NeoStem Therapies, Inc.	100%	United States of America
Stem Cell Technologies, Inc.	100%	United States of America
NeoStem (China) Inc.	100%	People’s Republic of China
Qingdao Niao Bio-Technology Ltd.*	*	People’s Republic of China
Beijing Ruijiao Bio-Technology Ltd.*	*	People’s Republic of China
Tianjin Niou Bio-Technology Co., Ltd.*	*	People’s Republic of China
China Biopharmaceuticals Holdings, Inc. (CBH)	100%	United States of America
Suzhou Erye Pharmaceuticals Company Ltd.	51% owned by CBH	People’s Republic of China
Progenitor Cell Therapy, LLC (PCT)	100%	United States of America
NeoStem Family Storage, LLC	100% owned by PCT	United States of America
Athelos Corporation	80.1% owned by PCT	United States of America
PCT Allendale, LLC	100% owned by PCT	United States of America

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

Concentration of Risks:  For the three and six months ended June 30, 2011, three major suppliers provided approximately 23.5% and 23.4%, respectively, of Erye’s purchases of raw materials.  As of June 30, 2011, the total accounts payable to the three major suppliers represented 12% of the total accounts payable balance.  For the three and six months ended June 30, 2010, two major suppliers provided approximately 23% of Erye’s purchases of raw materials with each supplier individually accounting for  13% and 10%, respectively. As of December 31, 2010, the total accounts payable to the two major suppliers was 17.9% of the total accounts payable.

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

Restricted Cash:  Restricted cash represents cash required to be deposited with banks in China as collateral for the balance of bank notes payable and are subject to withdrawal restrictions according to the agreement with the bank. The required deposit rate is approximately 30 – 50% of the notes payable balance. Such restricted cash associated with these notes payable is reflected within current assets. In addition, the Company has restricted cash associated with its Series E Preferred Stock, which is held in escrow and is not available to meet current cash requirements, and is therefore recorded in other assets, and restricted cash held as a security deposit in connection with PCT mortgages payable, which is also recorded in other assets.

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

Inventories consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw materials and supplies	$2,686.6	$8,043.8
Work in process	9,782.4	4,792.4
Finished goods	12,539.7	8,187.2
Total inventory	$25,008.7	$21,023.4

Property, Plant, and Equipment: The cost of property, plant and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line method. Repairs and maintenance expenditures that do not extend original asset lives are charged to expense as incurred.

Property, plant, and equipment consisted of the following (in thousands):

	Useful Life	June 30, 2011	December 31, 2010
Building and improvements	25-30 years	$17,986.5	$6,091.9
Machinery and equipment	8-12 years	23,670.6	19,387.6
Lab equipment	5-7 years	1,883.3	716.2
Furniture and fixtures	5-12 years	681.3	392.5
Vehicles	8 years	321.8	273.9
Software	3-5 years	101.1	99.6
Leasehold improvements	2-3 years	2,854.4	2,109.8
Construction in progress		7,856.3	10,339.2
		55,355.3	39,410.7
Accumulated depreciation		(5,069.7)	(2,412.5)
		$50,285.6	$36,998.2

The Company’s results included depreciation expense of approximately $1,430,300  and $2,719,000 for the three and six months ended June 30, 2011, respectively, and $271,500  and $476,900 for the three and six months ended June 30, 2010, respectively.

Erye has substantially completed its new factory and has relocated substantially all operations to the new facility.  Construction in progress is related to this production facility which is being built in accordance with the PRC’s Good Manufacturing Practices (“GMP”) Standard. The Company expects that the construction will be completed in 2011; however, certain elements of the project have been completed and were put into service in 2010. At June 30, 2011 the estimated additional cost to complete construction will be approximately $0.3 million.  No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service. Interest incurred during the period of construction, if material, is capitalized. The Company capitalized $105,600 and $235,700 of interest expense for the three and six months ended June 30, 2011, respectively, and $629,100 and $765,200 for the three and six months ended June 30, 2010, respectively.

Land Use Rights:  According to Chinese law, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being recognized ratably using the straight-line method over the lease term of 50 years.

Income Taxes:  The Company recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company continues to evaluate the accounting for uncertainty in tax positions. The guidance requires companies to recognize in their financial statements the impact of a tax position if the position is more likely than not of being sustained on audit. The position ascertained inherently requires judgment and estimates by management. As of June 30, 2011, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

The Company recognizes interest and penalties as a component of income tax expense. There were no interest and penalties recognized for the three and six months ended June 30, 2011 and 2010, respectively.

The Company files income tax returns with the U.S. Federal government and various state and foreign jurisdictions. The statute of limitations has expired on all consolidated U.S. Federal corporate income tax returns filed through 2006, and the Internal Revenue Service is not currently examining any of the post-2006 returns filed by the Company.

Comprehensive Income (Loss):  The accumulated other comprehensive income (loss) balance at June 30, 2011 and December 31, 2010 in the amount of $4,289,600 and $2,779,100, respectively, is comprised entirely of foreign currency translation adjustments. Comprehensive loss for the three and six months ended June 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(10,537.9)	$(3,761.8)	$(20,237.6)	$(7,045.6)
Other comprehensive (loss)/income
Foreign currency translation	(7.2)	154.5	1,510.5	167.7
Total other comprehensive (loss)/income	(7.2)	154.5	1,510,5	167.7
Comprehensive (loss)	(10,545.1)	(3,607.3)	(18,727.1)	(6,877.9)
Comprehensive (loss)/income attributable to noncontrolling interests	64.4	1,687.2	1,281.3	3,022.3
Comprehensive loss attributable to NeoStem, Inc.	$(10,609.5)	$(5,294.5)	$(20,008.4)	$(9,900.2)

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

The Company reviews goodwill and indefinite-lived intangible assets at least annually for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company tests its goodwill and indefinite-lived intangible assets for its Cell Therapy – United States, and its Pharmaceutical Manufacturing – China reporting units on October 31. The Company reviews the carrying value of goodwill and indefinite-lived intangible assets utilizing a discounted cash flow model, and, where appropriate, a market value approach is also utilized to supplement the discounted cash flow model. The Company makes assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s estimated fair value. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges.

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

Share-Based Compensation:  The Company expenses all share-based payment awards to employees, directors, advisors and consultants, including grants of stock options, warrants, and restricted stock, over the requisite service period based on the grant date fair value of the awards. For awards with performance-based vesting criteria, the Company estimates the probability of achievement of the performance criteria and recognizes compensation expense related to those awards expected to vest. The Company determines the fair value of certain share-based awards using the Black-Scholes option-pricing model which uses both historical and current market data to estimate the fair value. This method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the options or warrants. The fair value of the Company’s restricted stock and restricted stock units is based on the closing market price of the Company’s common stock on the date of grant. See Note 9.

Earnings Per Share:  Basic loss per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net loss attributable to common shareholders by the weighted average shares outstanding during the period. Diluted loss per share, which is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented as such potentially dilutive securities are anti-dilutive in all periods presented. For the three and six months ended June 30, 2011 and 2010, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of earnings per share. At June 30, 2011 and 2010, the Company excluded the following potentially dilutive securities:

	June 30,
	2011	2010
Stock Options	19,086,328	11,842,214
Warrants	25,007,979	18,027,028
Series E Preferred Stock, Common stock equivalents	4,599,136	-

Revenue Recognition: The Company recognizes revenue from pharmaceutical and pharmaceutical intermediary product sales when title has passed, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable, and the collection of the related receivable is reasonably assured which is at the time of delivery. The Company recognizes revenue for its cell development and manufacturing services based on the terms of individual contracts.  In certain cases, there are multiple elements that cannot be considered separate deliverables and therefore the Company recognizes revenue on a completed contract basis for these arrangements.  In other cases, the Company is paid for time and materials or for fixed monthly amounts and revenue is recognized when efforts are expended or contractual terms have been met.  The Company recognizes revenue related to the collection and cryopreservation of cord blood and autologous adult stem cells when the cryopreservation process is completed which is twenty four hours after cells have been collected. Revenue related to advance payments of storage fees is recognized ratably over the period covered by the advance payments. The Company earns revenue, in the form of license fees, from physicians seeking to establish autologous adult stem cell collection centers. These license fees are typically billed upon signing of the collection center agreement and qualification of the physician by the Company’s credentialing committee and at various times during the term of license agreements based on the terms of the specific agreement. These fees are recognized as revenue ratably over the appropriate period of time to which the revenue element relates. The Company also receives licensing fees from a licensee for use of its technology and knowledge to operate an adult stem cell banking operation in China, which licensing fees are recognized as revenues ratably over the appropriate period of time to which the revenue element relates. In addition, the Company earns royalties for the use of its name and scientific information in connection with its License and Referral Agreement with Ceregenex Corporation, which royalties are recognized as revenue when they are received.

Revenues for the three and six months ended June 30, 2011 and 2010 were comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Prescription drugs and intermediary pharmaceutical products	$16,151.2	$19,351.3	$34,293.0	$35,122.5
Stem cell related service revenues	1,723.3	56.2	2,737.8	118.2
Stem cell related services - reimbursed expenses	586.2	-	1,071.0	-
	$18,460.7	$19,407.5	$38,101.8	$35,240.7

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

The Company determined the fair value of funds invested in short term investments, which are considered trading securities, to be level 1 inputs measured by quoted prices of the securities in active markets. The Company determined the fair value of funds invested in money market funds to be level 1. The Company determined the fair value of the embedded derivative liabilities and warrant derivative liabilities to be level 3 inputs. These inputs require material subjectivity because value is derived through the use of a lattice model that values the derivatives based on probability weighted discounted cash flows. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011, and December 31, 2010 (in thousands):

	June 30, 2011
	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Money market investments	$2,500.5
Short term investments	1.5
Embedded derivative liabilities			1,933.7
Warrant derivative liabilities			342.3
	December 31, 2010
	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Money market investments	$-	$2,501.0	$-
Short term investments	0.5	-	-
Embedded derivative liabilities	-	-	2,281.8
Warrant derivative liabilities	-	-	289.6

Subsequent to December 31, 2010 the Company reevaluated the characteristics of the money market savings account, currently recorded as other assets, and determined it is not tied to underlying securities and has been reclassified to level 1.

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the three and six months ended June 30, 2011 by type of instrument (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011		June 30, 2011
	Embedded		Embedded
	Derivatives	Warrants	Derivatives	Warrants
Beginning liability balance	$2,466.8	$367.3	$2,281.8	$289.6
Change in fair value recorded in earnings	(533.1)	(25.0)	(348.1)	52.7

Ending liability balance	$1,933.7	$342.3	$1,933.7	$342.3

Some of the Company’s financial instruments are not measured at fair value on a recurring basis, but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, restricted cash, accounts receivable, accounts payable, notes payable, bank loans, and amount due related parties.

Foreign Currency Translation:  As the Company’s Chinese pharmaceutical business is a self-contained and integrated entity, and the Company’s Chinese stem cell business’ future cash flow is intended to be sufficient to service its additional financing requirements, the Chinese subsidiaries’ functional currency is the Renminbi (“RMB”), and the Company’s reporting currency is the US dollar. Results of foreign operations are translated at the average exchange rates during the period, and assets and liabilities are translated at the closing rate at the end of each reporting period. Cash flows are also translated at average exchange rates for the period, therefore, amounts reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) and amounted to $4,289,600, and $2,779,100 as of June 30, 2011 and December 31, 2010, respectively.

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

To further drive the Company’s cell therapy initiatives, the Company will continue targeting key governmental agencies, congressional committees and not-for-profit organizations to contribute funds for the Company’s research and development programs. The Company accounts for government grants as a deduction to the related expense in research and development operating expenses when earned.

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

The general reserve is used to offset extraordinary losses. Subject to approval by the relevant authorities, a subsidiary may, upon a resolution passed by the shareholders, convert the general reserve into registered capital provided that the remaining general reserve after the conversion shall be at least 25% of the registered capital of the subsidiary before the capital increase as a result of the conversion. The staff welfare and bonus reserve is used for the collective welfare of the employees of the subsidiary. The enterprise expansion reserve is for the expansion of the subsidiary’s operations and can also be converted to registered capital upon a resolution passed by the shareholders subject to approval by the relevant authorities. These reserves represent appropriations of the retained earnings determined in accordance with Chinese law, and are not distributable as cash dividends to the parent company, NeoStem. Statutory reserves are $2,278,800 and $2,234,600 as of June 30, 2011 and December 31, 2010, respectively.

Relevant PRC statutory laws and regulations permit payment of dividends by the Company’s PRC subsidiaries only out of their accumulated earnings, if any, as determined in accordance with PRC accounting standards and regulations. As a result of these PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets either in the form of dividends, loans or advances. The restricted amount was $182,700 at June 30, 2011 and $214,200 at December 31, 2010.

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

In May 2011, the FASB issued guidance which clarifies the application of existing fair value measurement and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

In June 2011, the FASB issued guidance which eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders' equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

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

PCT is engaged in a broad range of services in the cell therapy market for the treatment of human disease, including but not limited to contract manufacturing, product and process development, product and regulatory consulting, and product characterization and comparability.  PCT’s expertise in the cell therapy space, which includes therapeutic vaccines (oncology), various related cell therapeutics, cell diagnostics, and regenerative medicine, creates a platform upon which NeoStem intends to build a therapeutics strategy.  NeoStem’s goal is to develop internally, or through partnerships, allogeneic (cells from a third-party donor) or autologous (cells from oneself) cell therapeutics technologies that, in the aggregate, comprise the Cell Therapy – United States reportable segment.

In addition, PCT has assumed NeoStem’s adult stem cell business based on PCT’s strategic advantages in meeting cGMP regulatory requirements in an industry that is widely dispersed with a range of quality issues.  NeoStem believes that PCT, as a quality leader, is ideally positioned to become a leader in cell collection, processing and storage (cell banking) which is synergistic with NeoStem’s roots in this business.  In addition, PCT’s leadership in the transportation and distribution of cell therapy products is complementary to NeoStem’s strategic vision of working with the industry leader as the partner of choice.  These efforts are being bundled together into a new service with PCT’s cord blood banking business into a multigenerational stem cell collection and storage plan that the Company calls the “Family Plan”.

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

The preliminary fair value of assets acquired and liabilities assumed on January 19, 2011 is as follows:

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

For the period since the acquisition (January 19-June 30, 2011), NeoStem recorded $3,415,400 in revenues and a net loss of approximately $2,842,100 or $0.03 basic and diluted loss per share attributable to PCT.

The following supplemental table presents unaudited consolidated pro forma financial information as if the closing of the acquisition of PCT had occurred on January 1, 2010 (in thousands, except per share amounts):

	Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2011	2011	2010	2010	2010	2010
	(As Reported)	(Proforma)	(As Reported)	(Proforma)	(As Reported)	(Proforma)
Revenues	$38,101.8	$38,484.2	$19,407.5	$20,882.8	$35,240.7	$39,512.0
Cost of revenues	27,812.3	28,136.9	12,911.8	14,028.2	23,763.4	26,850.4
Gross profit	10,289.5	10,347.3	6,495.7	6,854.6	11,477.3	12,661.6
Research and development	5,283.7	5,283.7	2,133.2	2,133.2	3,433.5	3,433.5
Selling, general, and administrative	23,016.0	23,405.2	7,865.5	9,999.5	14,155.0	17,234.5
Operating loss	(18,010.2)	(18,341.6)	(3,502.9)	(5,278.1)	(6,111.2)	(8,006.4)
Other income (expense), net	(1,524.7)	(1,559.5)	143.4	78.8	(29.2)	(363.7)
Loss from operations before provision for income taxes and noncontrolling interests	(19,534.9)	(19,901.1)	(3,359.6)	(5,199.3)	(6,140.4)	(8,370.2)
Provision for income taxes	702.7	683.3	402.3	310.5	905.2	721.7
Net loss	(20,237.6)	(20,584.4)	(3,761.8)	(5,509.9)	(7,045.6)	(9,091.9)
Less – net income attributable to noncontrolling interests	541.2	541.1	1,611.5	1,519.8	2,940.2	2,940.2
Preferred dividends	357.4	357.4	53.8	53.8	153.5	153.5
Net loss attributable to NeoStem, Inc. common shareholders	$(21,136.2)	$(21,482.9)	$(5,427.1)	$(7,083.4)	$(10,139.3)	$(12,185.5)
Basic and diluted loss per share	$(0.27)	$(0.27)	$(0.11)	$(0.12)	$(0.23)	$(0.22)
Weighted average common shares outstanding	77,117,905	78,172,049	48,771,930	59,371,930	44,419,456	55,019,456

The unaudited supplemental pro forma financial information should not be considered indicative of the results that would have occurred if the PCT Merger had been consummated on January 1, 2010, nor are they indicative of future results.

Athelos Corporation (“Athelos”) is a subsidiary of PCT pursuing the development of T regulatory cells (TRegs) as a therapeutic to treat disorders of the immune system.  Pursuant to a Stock Purchase and Assignment Agreement dated March 28, 2011, Athelos issued approximately 20% of its shares to Becton Dickinson and Company (“BD”) in exchange for its rights to certain intellectual property relating to TRegs which it owned pursuant to a patent license agreement between the University of Pennsylvania (“Penn”) and BD dated September 28, 2005 (the “Penn License”), and a license agreement between ExCell Therapeutics, LLC and BD dated September 16, 2005, as amended August 31, 2007 (the “Excel License”). Pursuant to the Penn License, BD had exclusive worldwide rights to the TReg patents listed in that agreement.  As assignee, Athelos will pay Penn a royalty on net sales of licensed products and milestones on initiation of clinical trial stages, license application filings and regulatory approvals.  In addition, Athelos will pay Penn an annual license maintenance fee and has committed to certain diligence expenditures to advance the technology.  Pursuant to the ExCell License, BD had exclusive worldwide rights to the patents referenced therein.  As assignee, Athelos will pay ExCell a royalty on net sales of licensed products and milestones on completion of clinical trial phases, as well as regulatory approval.  It is the express intent of all parties that the BD assignments to Athelos will be replaced with direct licenses between Athelos and Penn and between Athelos and USC.  Pursuant to the Stockholders’ Agreement dated March 28, 2011, Athelos, PCT and BD have agreed, that, among other things, BD will have certain anti-dilution protection for the first $5 million of new investment in Athelos and certain  board of directors’ observer rights.   BD has assigned to Athelos, and Athelos assumed, all rights, title, interest and obligations of BD under a consulting agreement dated as of September 16, 2005 between David Horwitz, M.D. and BD, to be paid retroactively beginning as of January 1, 2011, for services rendered in advancing the Athelos TReg research and development platform.  PCT has valued BD’s share of the contributed intellectual properties at $927,000 and characterized this acquired intangible asset as in-process research and development which has been recorded as expense within research and development expense for the six months ended June 30, 2011.

Note 5 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment during six months ended June 30, 2011 were as follows (in thousands):

		Pharmaceutical
	Cell Therapy -	Manufacturing -
	United States	China	Total
Balance as of December 31, 2010
Goodwill	$558.2	$27,002.0	$27,560.2
Accumulated impairment losses	(558.2)	-	(558.2)
	-	27,002.0	27,002.0
Acquisitions*	9,680.0	-	9,680.0
Foreign currency exchange rate changes	-	534.0	534.0
Balance as of June 30, 2011
Goodwill	$9,680.0	$27,536.0	$37,216.0

*Goodwill associated with the PCT Merger

As of June 30, 2011 and December 31, 2010, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

		June 30, 2011			December 31, 2010
			Accumulated			Accumulated
	Useful Life	Gross	Amortization	Net	Gross	Amortization	Net
Customer list	10 Years	$19,490.8	$(3,077.8)	$16,413.0	$17,740.0	$(2,069.7)	$15,670.3
Manufacturing technology	10 Years	10,204.7	(983.9)	9,220.8	4,220.6	(492.4)	3,728.2
Tradename	10 Years	2,303.4	(225.4)	2,078.0	983.9	(114.7)	869.2
In process R&D	Indefinite	1,762.8	-	1,762.8	2,219.6	-	2,219.6
Standard operating procedures	10 Years	1,087.9	(181.3)	906.6	1,066.8	(124.5)	942.3
Lease rights	2 Years	833.4	(694.5)	138.9	817.2	(476.7)	340.5
VSEL patent rights	19 Years	669.0	(123.2)	545.8	669.0	(105.6)	563.4
Patents	8 Years	167.7	(41.9)	125.8	164.3	(31.2)	133.1
Total Intangible Assets		$36,519.7	$(5,328.0)	$31,191.7	$27,881.4	$(3,414.8)	$24,466.6

In 2011, Erye commenced sales of two products that were previously accounted for as In Process R&D which has resulted in a reclassification of approximately $500,600 from In Process R&D to Manufacturing Technology.  Certain of the Company’s intangible assets are recorded on the books of wholly owned or partially owned subsidiaries and affiliates in China, and denominated in RMB.  As a result, the balance reported fluctuates based upon the changes in exchange rates.

In connection with the acquisition of PCT, the following intangible assets were acquired (in thousands):

Customer list	$1,400.0
Manufacturing technology	5,400.0
Tradename	1,300.0
$8,100.0

Total intangible amortization expense was classified in the operating expense categories for the periods included below as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenue	$397.3	$226.7	$738.3	$328.3
Research and development	13.8	13.6	27.5	27.1
Selling, general and administrative	541.8	452.8	1,063.4	836.1
Total	$952.9	$693.1	$1,829.2	$1,191.5

Estimated intangible amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

2011	$1,820.9
2012	3,364.0
2013	3,364.0
2014	3,364.0
2015	3,364.0
Thereafter	15,914.8
$31,191.7

Note 6– Accrued Liabilities

Accrued liabilities are as follows (in thousands):

	June 30, 2011	December 31, 2010
Salaries, employee benefits and related taxes	$951.2	$210.6
Professional fees	936.3	564.7
VAT and other taxes	858.4	126.6
Amount due on patent infringement	773.5	758.5
Research and development expenses	566.9	-
Customer security deposits	514.0	284.8
Other	209.3	419.1
Utilities	89.5	253.6
Construction costs	-	154.1
	$4,899.1	$2,772.0

Note 7 – Bank Loans, Notes Payable and Mortgages Payable

Bank Loans

In November 2010, Erye obtained a bank loan of approximately $3,094,000 from the CITIC Bank International with a variable interest rate that is currently 6.06% and is due in November 2011.

In March 2011, Erye obtained a bank loan of approximately $1,547,000 from the China Merchants Bank with a variable interest rate that is currently 6.06% and is due in September 2011.

In May 2011, Erye obtained a bank loan of approximately $3,094,000 from Commercial Bank of China with a variable interest rate that is currently 7.02% and is due in November 2011.

Notes Payable

Erye has approximately $10,962,900 of notes payable outstanding as of June 30, 2011. Notes are payable to the banks who issue bank notes to Erye’s creditors. Notes payable are interest free and usually mature after a three to six month period. In order to issue notes payable on behalf of Erye, the banks require collateral, such as cash deposits which are approximately 30% - 50% of notes to be issued, or properties owned by Erye. Restricted cash pledged as collateral for the balance of notes payable at June 30, 2011 and December 31, 2010, amounted to approximately $4,897,400 and $3,381,400, respectively.  At June 30, 2011 and December 31, 2010, the restricted cash amounted to 44.7 % and 35.80%, respectively, of the notes payable Erye issued, and the remainder of the notes payable is collateralized by pledging the land use right Erye owns, which amounted to approximately $4,850,200 and $4,807,800 at June 30, 2011 and December 31, 2010, respectively.

The Company has financed certain insurance policies and has notes payable at June 30, 2011 of approximately $94,000 related to these policies. These notes require monthly payments and mature in less than one year.

Mortgages Payable

On October 31, 2007, PCT issued a note to borrow $3,120,000 (the “Note”) in connection with its $3,818,500 purchase of condominium units in an existing building in Allendale, New Jersey (the “Property”) that PCT uses as a laboratory and stem cell processing facility. The Note is payable in 239 consecutive monthly payments of principal and interest, based on a 20 year amortization schedule; and one final payment of all outstanding principal plus accrued interest then due. The current monthly installment is $20,766, which includes interest at an initial rate of 5.00%; the interest rate and monthly installments payments are subject to adjustment on October 1, 2017. On that date, upon prior written notice, the lender shall have the option to declare the entire outstanding principal balance, together with all outstanding interest, due and payable in full. The Note is secured by substantially all of the assets of PCT, including a first mortgage on the Property and assignment of an amount approximately equal to eighteen months debt service held in escrow. The Note matures on October 1, 2027 if not called by the lender on October 1, 2017. The note is subject to certain debt service coverage and total debt to tangible net worth financial covenant ratios semi-annually. The next measurement date for compliance with financial covenants is December 31, 2011. PCT was not in compliance with such covenants at the measurement date of June 30, 2011, and has obtained a covenant waiver letter from the lender for all periods through June 30, 2011. The outstanding balance was approximately $2,763,200 at June 30, 2011 of which $111,200 is payable within twelve months. On December 6, 2010  PCT Allendale, a wholly-owned subsidiary of PCT, entered into a note for a second mortgage in the amount of $1 million on the Allendale Property with TD Bank, N.A.  This loan is guaranteed by PCT, DomaniCell (a wholly-owned subsidiary of PCT, now known as NeoStem Family Storage, LLC), Northern New Jersey Cancer Associates (“NNJCA”) and certain partners of NNJCA and is subject to a financial covenant starting December 31, 2011. The loan is for 124 months at a fixed rate of 6% for the first 64 months. The loan is callable for a certain period prior to the interest reset date.   The initial four months is interest only.  The outstanding balance as of June 30, 2011 is $957,000 of which $74,100 is payable within twelve months.

Note 8 – Preferred Stock

Convertible Redeemable Series E 7% Preferred Stock

On November 19, 2010, the Company sold 10,582,011 Preferred Offering Units consisting of (i) one share (“Preferred Share”) of Series E 7% Senior Convertible Preferred Stock, par value $0.01 per share, of the Company, (ii) a warrant to purchase 0.25 of a share of Common Stock (consisting of at issuance an aggregate of 1,322,486 warrants, adjusted to an aggregate of 1,353,214 as of June 30, 2011); and (iii) 0.0155 of a share of Common Stock (an aggregate of 164,418 shares). Each Preferred Offering Unit was priced at $0.945 and total gross and net proceeds received by the Company were $10,000,000 and $8,876,700, respectively.

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

Monthly dividend and principal payments began on March 21, 2011 and continue on the 19th of each month thereafter with the final payment due on May 20, 2013. Payments can be made in cash or, upon notification to the holders, in shares of Company common stock, provided certain conditions are satisfied or holders of Preferred Shares agree to waive the conditions for that payment period. If the conditions are not satisfied, the Company must make payments in cash. Payments which are made in stock will be made in shares which are freely tradable. The price of the shares will be calculated based on 92% of the average of the lowest 5 days’ volume weighted average prices of the 20 trading days prior to the payment date, and the shares are delivered in tranches beginning in advance of the applicable payment date.  As of June 30, 2011, the Company had issued 1,795,332 shares of Company common stock in payment of monthly dividends and principal, including required advanced payments.

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

Upon issuance, the Preferred Shares were convertible at an initial conversion price of $2.0004. The conversion price is subject to certain weighted average adjustments upon the occurrence of specific events, including stock dividends, stock splits, combinations and reclassifications of the Company’s common stock and if (with certain exceptions) the Company issues or sells any additional shares of common stock or common stock equivalents at a price per share less than the conversion price then in effect, or without consideration.  As of June 30, 2011, the conversion price had been adjusted to $1.96.

An aggregate of $2,500,000 of the proceeds from the Preferred Offering was placed in escrow for a maximum of 2.5 years as security for the Company’s obligations relative to the Preferred Shares, and is included in other assets.

The characteristics of the Series E Preferred Stock: cumulative dividends, mandatory redemption, no voting rights, and callable by the Company, require that this instrument be treated as mezzanine equity. The Company bifurcated the fair value of the embedded conversion options and redemption options from the preferred stock since the conversion options and certain redemption options were determined to not be clearly and closely related to the Series E Preferred Stock. The Company recorded the fair value of the embedded conversion and redemption options as long-term derivative liabilities as the conversion price is not fixed and the forced redemption option contains substantial premiums over the stated dividend rate for the preferred stock. The Company also recorded the fair value of the warrants as a long-term derivative liability as the number of warrant shares and exercise price of the warrants is not fixed. The Series E Preferred Stock was discounted by the fair value of the derivatives liabilities. The fair value of the preferred stock (net of issuance costs and discounts), the embedded derivatives, and warrant derivative were approximately $5,901,800, $1,933,700 and $339,900, respectively, as of June 30, 2011.  The Company will report changes in the fair value of the embedded derivatives and warrant derivative in earnings within other income (expense), net. The discount and issuance costs on the preferred stock will be amortized through May 20, 2013 using the effective interest method and will be reflected within interest expense. For the six months ended June 30, 2011, the Company recorded a decrease in the fair value of the embedded derivatives of approximately $348,000 and an increase in the warrant derivative of approximately $64,600.  For the three months ended June 30, 2011, the Company recorded a decrease in the fair value of the embedded derivatives of approximately $533,000 and a decrease in the warrant derivative of approximately $16,700.

Note 9 – Shareholders’ Equity

Common Stock:

The authorized common stock of the Company is 500 million shares, par value $0.001 per share.

On March 3, 2011, the Company consummated a private placement pursuant to which five persons and entities acquired an aggregate of 2,343,750 shares of Common Stock for an aggregate consideration of $3,000,000 (purchase price $1.28 per share). The investors included Steven S. Myers (one of the Company’s directors) (who purchased 390,625 shares) and Dr. Andrew L. Pecora (the Chief Medical Officer of the Company’s subsidiary PCT) (who purchased 78,125 shares). On April 5, 2011, we consummated a private placement pursuant to which nine persons and entities acquired an aggregate of 1,244,375 shares of Common Stock for an aggregate consideration of approximately $1,592,800 (purchase price $1.28 per share).  On June 13, 2011 we consummated a private placement pursuant to which one entity acquired 781,250 shares of Common Stock for an aggregate consideration of $1,000,000 (purchase price $1.28 per share).

Warrants:

The Company has issued common stock purchase warrants from time to time to investors in private placements and public offerings, and to certain vendors, underwriters, placement agents and consultants of the Company. A total of 25,007,979 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of June 30, 2011 at prices ranging from $0.50 to $7.00 and expiring through January 2018.

During the three and six months ended June 30, 2011 and 2010, the Company issued warrants for services as follows ($ in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Number of Common Stock Purchase Warrants Issued	100,000	75,000	370,000	602,000

Value of Common Stock Purchase Warrants Issued	$73.0	$439.1	$321.1	$739.4

The weighted average estimated fair value of warrants issued for services in the three and six months ended June 30, 2011 was $0.73 and $0.87, respectively. The fair value of warrants at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of the Company’s stock. The expected term is based upon the contractual term of the warrants.

The range of assumptions used in calculating the fair values of warrants issued for services during the three and six months ended June 30, 2011 and 2010, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected term (in years)	3 to 5	5	3 to 5	5

Expected volatility	80% - 82%	97% - 99%	80% - 86%	97% - 124%

Expected dividend yield	0%	0%	0%	0%

Risk-free interest rate	0.71% - 2.04%	1.78% - 2.04%	0.71% - 2.24%	1.78% - 2.65%

Activity related to warrants outstanding was as follows:

				Weighted
				Average
			Weighted	Remaining
	Number of		Average	Contractual	Aggregate
	Shares		Exercise Price	Term (years)	Intrinsic Value
Balance at December 31, 2010	21,843,507		$2.62
Granted	3,400,728	*	4.60
Exercised	-		-
Expired	(236,256)		6.18
Cancelled	-		-
Balance at June 30, 2011	25,007,979		2.85	3.8	$98,640

Warrants Exercisable at June 30, 2011	23,644,979		2.70	3.7

* Includes 3 million warrants issued pursuant to the PCT Merger Agreement - See Note 4

The Company’s results include share-based compensation expense of approximately $69,000 and $435,000 for the three months ended June 30, 2011 and 2010, respectively, and approximately $241,900 and $580,800 for the six months ended June 30, 2011 and 2010, respectively.  The total fair value of shares vested for warrants issued for services during the three and six months ended June 30, 2011 was approximately $57,100 and $165,300, respectively.  As of June 30, 2011, there was approximately $240,600 of total unrecognized service cost related to unvested warrants of which approximately $91,600 is related to warrants that vest over a weighted average life of 0.4 years. The remaining balance of unrecognized service cost of $149,000 is related to warrants that vest based on the accomplishment of business milestones as to which expense begins to be recognized when such milestones become probable of being achieved.

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

The Company’s results include share-based compensation expense of approximately $3,669,700 and $1,843,700 for the three months ended June 30, 2011 and 2010, respectively, and approximately $4,800,000 and $3,529,400 for the six months ended June 30, 2011 and 2010, respectively. Options vesting on the accomplishment of business milestones will not be recognized for compensation purposes until such milestones are deemed probable of accomplishment. At June 30, 2011 there were options to purchase 1,604,928 shares outstanding that will vest upon the accomplishment of business milestones and will be accounted for as an operating expense when such business milestones are deemed probable of accomplishment.

On April 4, 2011, the Company entered into an amendment of its May 26, 2006 employment agreement with Dr. Robin L. Smith, pursuant to which, as previously amended (the “Agreement”), Dr. Smith serves as Chairman of the Board and Chief Executive Officer of the Company. Pursuant to the amendment, (i) the term of the Agreement was extended from December 31, 2011 to December 31, 2012; (ii) Dr. Smith will receive cash bonuses on October 1, 2011 and 2012 in the minimum amount of 110% of the prior year’s bonus; (iii) a failure to renew the Agreement at the end of the term regardless of reason shall be treated as a termination by the Company without cause; (iv) the Company shall pay Dr. Smith her base salary and COBRA premiums (a) for one year in the event of a termination of the agreement by Dr. Smith for other than good reason and (b) during any period during which she is bound by non-competition, non-solicitation or similar covenants with the Company (such payments shall not be made during the time Dr. Smith is also receiving payments under (iii) or (iv)(a)); (v) Dr. Smith was granted an option to purchase 1,500,000 shares of Common Stock at a per share exercise price equal to the closing price of the Common Stock on the date of the amendment, vesting as to 500,000 shares on each of the date of grant, December 31, 2011 and December 31, 2012; (vi) all other unvested options held by Dr. Smith were immediately vested; (vii) any vested options previously or hereafter granted to Dr. Smith during the remainder of the term shall remain exercisable following termination of employment for the full option term until the expiration date; (viii) the Company agreed that, with the exception of the period of time during which Dr. Smith is a Company affiliate and for 90 days thereafter (during which time any shares owned by or issued to Dr. Smith will bear the Company’s standard affiliate legend), the Company will not place legends on shares on Common Stock owned by Dr. Smith restricting the transfer of such shares so long as such shares are sold under an effective registration statement, pursuant to Rule 144 or are eligible for sale under Rule 144 without volume limitations; and (ix) if Dr. Smith ceases to be employed by the Company and for so long as she continues to own shares of Common Stock the sale of which would require that the current public information requirement of Rule 144 be met, the Company will use its reasonable best efforts to timely meet those requirements or obtain appropriate extensions or otherwise make available such information as is required. Except as set forth in the amendment, the Agreement remains unchanged.  Pursuant to the modification on April 4, 2011 of Dr. Smith’s stock options, the Company recognized $723,000 of incremental compensation cost during the three months ended June 30, 2011.

The weighted average estimated fair value of stock options granted in the three and six months ended June 30, 2011 was $1.21 and $1.14, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of the Company’s stock. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees.

The range of assumptions used in calculating the fair values of options granted during the three and six months ended June 30, 2011 and 2010, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected term (in years)	1 to 10	6 to 10	1 to 10	6 to 10

Expected volatility	75% - 83%	95% - 100%	75% - 85%	95% - 122%

Expected dividend yield	0%	0%	0%	0%

Risk-free interest rate	0.19% - 3.07%	2.32% - 3.58%	0.19% - 3.07%	2.32% - 3.80%

Activity related to stock options outstanding under the U.S. Equity Plan was as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (years)	Intrinsic Value
Balance at December 31, 2010	9,932,214	$1.87
Granted	6,909,600	1.61
Exercised	(5,000)	1.42
Expired	-	-
Cancelled	(817,152)	1.78
Balance at June 30, 2011	16,019,662	1.76	7.7	$153,343

Options Exercisable at June 30, 2011	8,118,085	1.86	6.9

Activity related to stock options outstanding under the Non U.S. Equity Plan was as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (years)	Intrinsic Value
Balance at December 31, 2010	3,100,000	$2.02
Granted	650,000	1.74
Exercised	-	-
Expired	-	-
Cancelled	(683,334)	2.07
Balance at June 30, 2011	3,066,666	1.95	8.8	$9,000

Options Exercisable at June 30, 2011	816,666	2.17	8.4

The total fair value of shares vested during the three and six months ended June 30, 2011 was approximately $2,357,800 and $2,754,200, respectively.

The number of remaining shares authorized to be issued under the various equity plans at June 30, 2011 are as follows:

		Non US Equity
	US Equity Plan	Plan
Shares Authorized for Issuance under 2003 Equity Plan	2,500,000	-
Shares Authorized for Issuance under 2009 Equity Plan	17,750,000	-
Shares Authorized for Issuance under Non US Equity Plan	-	8,700,000
	20,250,000	8,700,000
Outstanding Options - US Equity Plan	(16,019,662)	-
Exercised Options	(97,500)	-
Outstanding Options - Non US Equity Plan	-	(3,066,666)
Restricted stock or equity grants issued under Equity Plans	(2,401,005)	(885,000)
Total common shares remaining to be issued under the Equity Plans	1,731,833	4,748,334

As of June 30, 2011, there was approximately $10,005,100 of total unrecognized compensation costs related to unvested stock option awards of which approximately $7,831,800 is related to stock options that vest over a weighted average life of 1.82 years. The remaining balance of unrecognized compensation costs of $2,173,300 is related to stock options that vest based on the accomplishment of business milestones which expense begins to be recognized when such milestones become probable of being achieved.

Changes in Stockholders Equity:

The changes in Stockholders Equity for the six months ended June 30, 2011, were as follows:

	Series B Convertible				Additional	Accumulated Other		Non-Controlling
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated	Interest in
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Subsidiary	Total
Balance at January 1, 2011	10,000	$100	64,221,130	$63,813	$141,137,522	$2,779,066	$(95,320,620)	$37,827,738	$86,487,619

Exercise of stock options	-	-	5,000	5	7,095	-	-	-	7,100

Share-based compensation	-	-	1,256,450	1,256	6,654,739	-	-	-	6,655,995

Proceeds from issuance of common stock	-	-	4,369,375	4,369	5,903,354	-	-	-	5,907,723

Shares issued for charitable contribution	-	-		409	606,955	-	-	-	607,364

Dividends on Series E preferred stock	-	-	364,780	365	494,547	-	(357,414)	-	137,498

Foreign currency translation	-	-	-	-	-	1,510,497	-	(9,651)	1,500,846

Net income attributable to non-controlling interest	-	-	-	-	-	-	-	541,108	541,108

Dividends to related party	-	-	-	-	-	-	-	(11,726,099)	(11,726,099)

Investment in Athelos	-	-	-	-	-	-	-	927,000	927,000

Net loss attributable to NeoStem, Inc.	-	-	-	-	-	-	(20,778,757)	-	(20,778,757)

Repayment of Series E Preferred Principal	-	-	1,430,552	1,430	1,939,458	-	-	-	1,940,888

Shares issued in PCT Merger	-	-	10,600,000	10,600	17,855,596	-	-	-	17,866,196

Balance at June 30, 2011	10,000	$100	82,247,287	$82,247	$174,599,266	$4,289,563	$(116,456,791)	$27,560,096	$90,074,481

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

Note 11 – Segment Information

The Company’s financial information broken down by reportable segment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Pharmaceutical Manufacturing - China	$16,151.2	$19,369.7	$34,292.9	$35,144.2
Cell Therapy - United States	2,210.8	37.8	3,660.0	96.5
Regenerative Medicine - China	98.7	-	148.9	-
	$18,460.7	$19,407.5	$38,101.8	$35,240.7
Loss from operations
Pharmaceutical Manufacturing - China	$642.6	$3,559.0	$2,762.2	$6,749.7
Cell Therapy - United States	(2,937.2)	(3,042.4)	(6,977.7)	(4,612.5)
Regenerative Medicine - China	(435.2)	(423.4)	(1,165.3)	(736.9)
Corporate office	(7,288.7)	(3,596.1)	(12,629.4)	(7,511.5)
	$(10,018.5)	$(3,502.9)	$(18,010.2)	$(6,111.2)

Total assets	June 30, 2011	December 31, 2010
Pharmaceutical Manufacturing - China	$127,547.7	$125,133.7
Cell Therapy - United States	34,810.9	1,241.2
Regenerative Medicine - China	3,471.1	5,032.9
Corporate office	4,502.7	11,616.9
	$170,332.4	$143,024.7

Note 12 – Related Party Transactions

At June 30, 2011, Erye owed EET, the 49% shareholder of Erye, $20,009,600 which represents dividends paid and loaned back to Erye.  At June 30, 2011 the interest rate on this loan was 6.06%.  In June 2011 Erye paid EET approximately $875,100 consisting of the net of the following: $1,115,000 of unpaid accrued interest at  June 30, 2011, approximately $408,700 repayment of a non interest bearing loan due in 2011 and recovery of cash advances to EET of approximately $648,600.

Pursuant to the terms and conditions of the Erye Joint Venture Agreement, dividend distributions to EET and the Company’s NeoStem subsidary will be made in proportion to their respective ownership interests in Erye; provided, however, that for the three-year period commencing on the first day of the first fiscal quarter after the Joint Venture Agreement became effective distributions are made as follows: for undistributed profits generated subsequent to the acquisition date: (i) the 49% of undistributed profits (after tax) of the joint venture due EET will be distributed to EET and lent back to Erye to help finance costs in connection with its construction of and relocation to a new facility; and (ii) of the net profit (after tax) of the joint venture due the Company, 45% will be provided to Erye as part of the new facility construction fund and will be characterized as additional paid-in capital for the Company’s 51% interest in Erye, and 6% will be distributed to the Company. For undistributed profits generated prior to the acquisition date: (i) the 49% of undistributed profits (after tax) of the joint venture due EET will be distributed to EET and lent back to Erye to help finance costs in connection with its construction of and relocation to a new facility; and (ii) of the net profit (after tax) of the joint venture due the Company, 51% will be provided to Erye as part of the new facility construction fund and will be characterized as additional paid-in capital for the Company’s 51% interest in Erye. In January 2011, a dividend totaling approximately $13,671,100 based on earnings for  Fiscal Year 2009 was declared and approximately $6,698,800 was distributed to EET and lent back to Erye and approximately $6,972,300 due the Company was reinvested and re-characterized as additional paid-in capital in the business. In April 2011, a dividend totaling $10,259,700 based on earnings for Fiscal Year 2010 was declared and approximately $5,027,300 was distributed to EET and lent back to Erye, and approximately $5,232,400 due the Company was reinvested and re-characterized as additional paid-in capital in the business.  A 10% withholding tax was required on dividends payable to the Company.  As a result, Erye withheld approximately $1,220,500 in taxes related to the Company’s fiscal year 2009 and 2010 dividend amounts, of which approximately $526,600 has not been paid to the local Chinese tax authorities as of June 30, 2011.

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

During the six months ended June 30, 2011, the Company contributed to The Stem for Life Foundation, a Pennsylvania nonprofit corporation classified as a tax-exempt organization under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended (the “Code”) and as a public charity under Section 509(a)(1) and 170(b)(1)(A)(vi) of the Code (the “Foundation”), whose mission is to promote public awareness, fund research and development and subsidize stem cell collection and storage programs, 407,600 shares of previously issued restricted common stock with a fair value of approximately $607,000. The contribution of such securities was subject to the approval of the Board of Directors and the Audit Committee.  The Company’s CEO and Chairman is President and a Trustee of the Foundation, its General Counsel is Secretary and a Trustee of the Foundation and its Chief Financial Officer is Treasurer of the Foundation.

Note 13 – Commitments and Contingencies

Lease Commitments:

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

In September 2009, the Company entered into an agreement for the lease of space from Rivertech Associates II, LLC, c/o The Abbey Group at 840 Memorial Drive, Cambridge, Massachusetts with a lease term effective September 1, 2009 through August 31, 2012 (“Main Lease”). The space is being used for general office, research and development, and laboratory space. The base rent under this lease is currently $29,737 per month, scheduled to increase to $30,750 per month in September 2011. In addition, the Company is responsible for certain costs and charges specified in the lease, including utilities, operating expenses and real estate taxes. The security deposit was $84,141. In May 2011, the Company sublet a portion of the Cambridge facility to another life science company.  Monthly-fixed rent under the sublease is approximately $9,333 and the sublet pays certain other expenses.  The Company is assessing its need for the Cambridge facility going forward given the acquisition of PCT with its Allendale, NJ and Mountain View, CA facilities.

In May 2009, Qingdao Niao Bio-Technology, one of the Company’s VIEs in China, entered into leases (assigned to NeoStem (China) in February 2010) with Beijing Zhong-guan-cun Life Science Park Development Corp., Ltd. pursuant to which NeoStem (China) is leasing laboratory, office and storage space in Beijing for the aggregate monthly amount of approximately $23,000. Lease payments are due quarterly in advance, and upon entering into the lease a three month security deposit was also paid. The term of the leases is for approximately three years. The Beijing Facility is located at the Life Science Innovation Center, Life Science Park, Zhongguancum, Beijing.

Qingdao Niao Bio-Technology had been leasing office space in Qingdao since August 2009. The most recent lease was effective through September 2011 at a monthly rent of approximately $1,300, payable as to half the total lease amount by September 2010 and as to the remaining half in March 2011. Qingdao Niao Bio-Technology’s operations have relocated to Tianjin to take advantage of tax and other concessions that are being made available and in May 2011 the Qingdao lease was terminated.  In connection therewith, Tianjin Niou Bio-Technology entered into a one year lease for office space in Tianjin at a monthly rent of approximately $5,000 payable quarterly.

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

The Company leases office and laboratory facilities and certain equipment under certain noncancelable operating leases that expire from time to time through 2015. A summary of future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year as of June 30, 2011 are as follows (in thousands):

Years ended	Operating Leases
2011	$499.5
2012	723.2
2013	384.3
2014	104.2
2015	53.5
Thereafter	28.8
Total minimum lease payments	$1,793.5

Expense incurred under operating leases was approximately $724,600 and $1,137,200 for the three and six months ended June 30, 2011, respectively, and $211,400  and $616,500 for the three and six months ended June 30, 2010, respectively.

Contingencies:

Under license agreements with third parties the Company is typically required to pay maintenance fees, make milestone payments and/or pay other fees and expenses and pay royalties upon commercialization of products.  The Company also sponsors research at various academic institutions, which research agreements generally provide us with an option to license new technology discovered during the course of the sponsored research.

In connection with the issuance to investors and service providers of many of the shares of the Company’s common stock and warrants to purchase common stock previously disclosed and described herein, the Company granted the holders registration rights providing for the registration of such shares of common stock and shares of common stock underlying warrants on a registration statement to be filed with the Securities and Exchange Commission (“SEC”) so as to permit the resale of those shares. Certain of the registration rights agreements provided for penalties for failure to file or failure to obtain an effective registration statement. With respect to satisfying its obligations to the holders of these registration rights, the Company has been in various situations. The Company had previously filed a registration statement as required for some of the holders, and in May 2011 filed a registration statement for all of the holders (except for holders whose shares of Common Stock are currently salable under Rule 144 of the Securities Act or who waived certain rights), but to date, such registration statement has not been declared effective by the SEC. Certain holders who had outstanding registration rights had previously waived their registration rights or were subject to lock-up agreements. No holder has yet asserted any claim against the Company with respect to a failure to satisfy any registration obligations. Were someone to assert a claim against the Company for breach of registration obligations, the Company believes it has several defenses that would result in relieving it from some or any liability, although no assurances can be given. The Company also notes that damage claims may be limited, as (i) most shares of Common Stock as to which registration rights attached are currently salable under Rule 144 of the Securities Act or are otherwise currently subject to other restrictions on sale and (ii) during much of the relevant periods the warrants with registration rights generally have been out of the money, were subject to lock-up agreements and/or the underlying shares of Common Stock were otherwise subject to restrictions on resale. Accordingly, were holders to assert claims against the Company based on breach of the Company’s obligation to register, the Company believes that the Company’s maximum exposure from non-related parties would not be material.

Xiangbei Welman Pharmaceutical Co., Ltd. v Suzhou Erye Pharmaceutical Co., Ltd. and Hunan Weichu Pharmacy Co., Ltd.  involves a patent infringement dispute with respect to a particular antibiotics complex manufactured by Erye (the “Product”). The Changsha Intermediate People’s Court in Hunan Province, PRC in the foregoing case rendered a judgment on May 13, 2010 against Erye as follows: (i) awarding plaintiff Xiangbei Welman damages and costs of approximately 5 million RMB (approximately $758,500) against Erye which was fully accrued for at June 30, 2011; and (ii) enjoining Erye from manufacturing, marketing and selling the Product. The Product represented approximately 3.9% and 2.4%, respectively, of Erye’s sales for the three months ended June 30, 2011 and 2010. Erye has appealed the court judgment, and is also engaged in settlement negotiations. On March 21, 2011, Changsha Intermediate Court issued a civil decision suspending the execution of the Preliminary Injunction. Therefore, Erye is currently free to produce, sell or offer to sell the product.  Following the filing of the patent infringement dispute, in 2009 Xiangbei Welman brought a copyright infringement lawsuit against Erye claiming the package inserts with respect to the Product infringed upon their copyright and Erye was enjoined from copying and using the package inserts on the Product and selling the Product with the package inserts and Xiangbei Welman was awarded 50,000 RMB, or approximately $7,700.   In July 2011, a new copyright infringement lawsuit was brought by Xiangbei Welman against Erye claiming that Erye was not complying with the earlier judgment enjoining them from copying and using the package inserts for the Product. The Changsha Intermediate Court was applied to for property preservation and it issued a civil decision freezing Erye’s bank deposits of up to 50 million RMB, or approximately $7.7 million, or sealing up or detaining Erye’s other properties of equal value. Currently this case is pending. As of August 10, 2011, approximately $617,200 of cash has been frozen in certain bank accounts.

The Company has determined that it did not obtain all Chinese regulatory approvals (and associated registrations) required to reflect the legal title of its interest in Erye as being held by the proper entity within our group which is its current beneficial owner as that term is used under U.S. law.  The Company is determining what governmental approvals (and associated registrations) will need to be issued by the Suzhou Municipal Bureau of Foreign Investment and Commerce and the Suzhou Administration for Industry and Commerce to remediate these deficiencies.  The Company believes these regulatory deficiencies can be remediated within a reasonable period of time and should not delay a possible divestiture of the Company’s interests in Erye that is currently under evaluation.  However, no assurance can be given that any unremediated regulatory deficiencies would not have an adverse effect on its operating results and liquidity, and will not impede or delay efforts to divest the Company’s interest in Erye.  In addition, the remediation process is expected to trigger certain tax liabilities and penalties, however the ultimate liability will be based on future discussions with the relevant Chinese authorities.  At this time the Company does not expect such amounts to be material.

On May 19, 2006, PCT entered into a line of credit agreement with Amorcyte Inc. (“Amorcyte”), an entity which was spun out of PCT in 2006, whereby PCT agreed to loan Amorcyte up to $500,000 at an annual interest rate of 5%.  The line of credit agreement was a condition to Amorcyte closing a Series A Preferred Stock Financing completed during 2006.  The Company has not loaned any amount to Amorcyte under this agreement through June 30, 2011.  The line of credit agreement expires on the earlier of (i) the date on which the Company declares the outstanding principal and accrued interest due and payable based on an event of default as defined within the agreement, or (ii) the date of closing of the first debt or equity financing of Amorcyte following the initial borrowing of the principal. These events have not occurred to date.  On July 14, 2011, the Company entered into a merger agreement whereby it will acquire Amorcyte.  See Note 14.  If the proposed merger with Amorcyte discussed below is approved, this line of credit will be cancelled.

Note 14 – Subsequent Events

Amorcyte Merger

On July 14, 2011, the Company signed a definitive merger agreement whereby it will acquire Amorcyte, Inc. ("Amorcyte"), a development stage cell therapy company focusing on novel treatments for cardiovascular disease. Amorcyte's lead product candidate, AMR-001, is ready to initiate a Phase II study for the treatment of acute myocardial infarction (AMI).  The definitive merger agreement provides for the issuance of an aggregate of 6,821,283 shares of Common Stock (subject to downward adjustment, to be held in escrow for eventual distribution to the former Amorcyte security holders) and seven year warrants to purchase an aggregate of 1,881,008 shares of Common Stock at $1.466 per share (the transfer of any shares issued upon exercise of these warrants will be restricted until one year after the closing date).  Up to an additional 4,092,768 shares of Common Stock will be issued if and only if specified AMR-001 milestones are achieved. Amorcyte security holders are entitled to  receive additional consideration in the form of an earn out based upon net reveneues of AMR-001, if AMR-001 is commercialized.  Holders of greater than 50% of Amorcyte's outstanding voting power have agreed to vote in favor of the merger.  The closing of the merger is subject to various conditions, including the approval by Amorcyte stockholders of the merger and the merger agreement, and approval by NeoStem stockholders of the issuance of NeoStem's securities in the merger.

Refer to the Company’s Current Report on Form 8-K dated July 11, 2011 for additional information on the Amorcyte Merger and the Amorcyte Merger Agreement.

Amendment and Guaranty of Lease With Respect to PCT’s Mountain View Facility

On July 11, 2011, the Company’s subsidiary PCT executed a Second Amendment effective July 1, 2011 to its existing lease dated September 1, 2005 and amended July 1, 2006 with respect to PCT's Mountain View, California cell therapy manufacturing facility. The lessor under the lease is Vanni Business Park, LLC. The Second Amendment extends the term of the lease to June 30, 2017. Commencing July 1, 2012, the monthly base rent will be $41,289.60, subject to certain annual cost of living adjustments starting July 1, 2013.  In connection with the Second Amendment, the lessor required that NeoStem, as sole member of PCT, execute a Guaranty of Lease.

Equity Sales

On July 6, 2011, three key Amorcyte stockholders (including a fund managed by an Amorcyte director) invested an aggregate of $728,000 in a private placement of 568,750 shares of Common Stock (purchase price $1.28 per share).

On July 22, 2011, the Company completed an underwritten offering of 13,750,000 units at a purchase price of $1.20 per unit, with each unit consisting of one share of Common Stock and a five year warrant to purchase 0.75 of a share of Common Stock at an exercise price of $1.45 per share (the “Offering”).  The Company sold securities in the Offering under the Company’s previously filed shelf registration statement on Form S-3 (333-173855), which was declared effective by the Securities and Exchange Commission on June 13, 2011.  Lazard Capital Markets LLC (“Lazard”) and JMP Securities LLC (“JMP”) acted as representatives of the underwriters named in an Underwriting Agreement, dated as of July 19, 2011, by and among the Company, Lazard, JMP and such underwriters.  The Company received gross proceeds of $16,500,000, prior to deducting underwriting discounts and offering expenses payable by the Company.

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

Through the Cell Therapy — United States segment, we are focused on the development of proprietary cellular therapies in oncology, immunology and regenerative medicine and becoming a single source for collection, storage, manufacturing, therapeutic development and transportation of cells for cell based medicine and regenerative science globally. Within this segment, we also are a provider of adult stem cell collection, processing and storage services in the U.S., enabling healthy individuals to donate and store their stem cells for personal therapeutic use. During 2010, we expanded our network of adult stem cell collection centers to include ten centers throughout the country.

We strengthened our expertise in cellular therapies with our January 19, 2011 acquisition of Progenitor Cell Therapy, LLC, a Delaware limited liability company (“PCT”), pursuant to which we acquired all of the membership interests of PCT, and PCT is now a wholly-owned subsidiary of NeoStem. PCT is engaged in a wide range of services in the cell therapy market for the treatment of human disease, including, but not limited to, contract manufacturing, product and process development, regulatory consulting, product characterization and comparability, and storage, distribution, manufacturing and transportation of cell therapy products. PCT’s legacy business relationships also afford NeoStem introductions to innovative therapeutic programs. Also, through the PCT acquisition, NeoStem now owns approximately an 80% interest in Athelos, a company developing a T-cell based immunomodulatory therapeutic. Athelos expects to initiate Phase I studies in autoimmune disorders in 2012.  We view the PCT acquisition as fundamental to building a foundation for achieving our strategic mission of capturing the paradigm shift to cell therapy.

On July 14, 2011, the Company signed a definitive merger agreement whereby it will acquire Amorcyte, Inc. ("Amorcyte"), a development stage cell therapy company focusing on novel treatments for cardiovascular disease. Amorcyte's lead product candidate, AMR-001, is ready to initiate a Phase II study for the treatment of acute myocardial infarction (AMI).  The definitive merger agreement provides for the issuance of an aggregate of 6,821,283 shares of Common Stock (subject to downward adjustment, to be held in escrow for eventual distribution to the former Amorcyte security holders) and seven year warrants to purchase an aggregate of 1,881,008 shares of Common Stock at $1.466 per share (the transfer of any shares issued upon exercise of these warrants will be restricted until one year after the closing date).  Up to an additional 4,092,768 shares of Common Stock will be issued if and only if specified AMR-001 milestones are achieved. Amorcyte security holders are entitled to  receive additional consideration in the form of an earn out based upon net reveneues of AMR-001, if AMR-001 is commercialized.  Holders of greater than 50% of Amorcyte's outstanding voting power have agreed to vote in favor of the merger.  The closing of the merger is subject to various conditions, including the approval by Amorcyte stockholders of the merger and the merger agreement, and approval by NeoStem stockholders of the issuance of NeoStem's securities in the merger.

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

We acquired our Pharmaceutical Manufacturing — China segment when on October 30, 2009, China Biopharmaceuticals Holdings, Inc. (“CBH”) merged with a wholly-owned subsidiary of NeoStem (the “Erye Merger”). As a result of the Erye Merger, NeoStem acquired CBH’s 51% ownership interest in Erye, a Sino-foreign joint venture with limited liability organized under the laws of the People’s Republic of China. Erye was founded more than 50 years ago and represents an established, vertically-integrated pharmaceutical business. Historically, Erye has concentrated its efforts on the manufacturing and distribution of generic antibiotic products. In 2010, Erye began transferring its operations to its newly constructed manufacturing facility. The relocation is continuing as the new production lines are completed and receive cGMP certification through 2011. The relocation is significantly increasing Erye’s manufacturing capacity and allowing for growth in line with rising demand as a result of healthcare reform in China today. As part of its plan to focus its business on capturing the paradigm shift to cell therapies following the January 2011 acquisition of PCT, the Company is pursuing strategic alternatives with respect to its interest in Erye.

To support our liquidity needs, the Company raised an aggregate of approximately $5.6 million in private placements of Common Stock from March 2011 to June 2011.  In addition, on July 6, 2011, three key Amorcyte stockholders (including a fund managed by an Amorcyte director) invested an aggregate of $728,000 in a private placement of 568,750 shares of Common Stock (purchase price $1.28 per share)  and on July 22, 2011, the Company completed an underwritten offering of 13,750,000 units at a purchase price of $1.20 per unit, with each unit consisting of one share of Common Stock and a five year warrant to purchase 0.75 of a share of Common Stock at an exercise price of $1.45 per share (the “Offering”).   The Company received gross proceeds of $16,500,000, prior to deducting underwriting discounts and offering expenses payable by the Company.

Results of Operations

Three and Six Months Ended June 30, 2011 Compared to the Three and Six Months Ended June 30, 2010

Revenue and Cost of Revenue

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

For the three months ended June 30, 2011, total revenues were approximately $18,460,700 compared to approximately $19,407,500 for the three months ended June 30, 2010. Revenues for the three months ended June 30, 2011 and 2010, respectively, were comprised of the following (in thousands):

	Three Months Ended June 30,
	2011	2010
Pharmaceutical Manufacturing - China	$16,151.2	$19,369.7
Cell Therapy - United States	2,210.8	37.8
Regenerative Medicine - China	98.7	-
	$18,460.7	$19,407.5

•
Revenues for our Pharmaceutical Manufacturing – China reporting segment were approximately $16,151,200, representing a decrease of approximately $3,218,500 or 17%. This decrease was primarily due to a strategic decision by management to discontinue selling certain pharmaceutical intermediates to other pharmaceutical manufacturers, in order to create capacity within the existing production lines for higher margin products in the future.  As an example, in Q1 2011 Erye  introduced two new products, omeprazole and cloxacillin which are expected to contribute to higher margins than the discontinued pharmaceutical intermediates, and we have several other products under development that may be introduced over the next 3 to 4 years.   Revenues from sales of antibiotics, cephalosporins and other therapeutic products declined approximately 4% compared  to the same period for 2010  and  the average price of antibiotics and cephalosporins decreased revenues by approximately 1%, which were offset by increased revenues from sales resulting from changes in foreign exchange rates between the Chinese RMB and United States dollar by approximately 5%.  We recognize that there will be continuous price pressure on Erye as over 70% of Erye’s manufactured drugs are on China’s essential drug list. There has recently been evidence of such price pressure – i.e., on March 2, 2011 the National Development and Reform Commission issued price cuts for medical insurance drugs which substantially impacts two of Erye’s drugs. We anticipate that Piperacillin Sodium and Sulbactam Sodium will experience as much as a 50% price decline while the price of Ligustrazine Phosphate may be reduced by approximately 75%. As of June 30, 2011 the price reduction experienced by Erye on these products was less than 20%.  During the three months ended June 30, 2011 Piperacillin Sodium and Sulbactum Sodium accounted for approximately 4% of sales and Ligustrazine Phosphate accounted for approximately 1% of sales.  In addition, we understand that the Ministry of Health of the PRC has internally proposed regulations which would seek to classify antibiotics into categories, including limited and special use categories, which may have the effect of limiting sales volume of certain antibiotics by Erye. These regulations have not been finalized but that lack of information has created uncertainty on the part of distributors and has reduced purchases by distributors until regulations have been published and in part have contributed to sales reductions in Q2, 2011.

•
The increase in revenue for our Cell Therapy – United States reporting segment is due to revenues generated by PCT which was acquired in January 2011, and whose revenues totaled approximately $1,989,200.

•
The cost of revenue was approximately $13,517,700, representing an increase of approximately $605,900 compared with the prior year period.  The cost of revenue in the Pharmaceutical Manufacturing – China reporting segment was approximately $11,695,700, and decreased 9% over the same period in 2010. The strategic decision to discontinue manufacturing low margin pharmaceutical intermediates in order to free up capacity for higher margin products in the future decreased the cost of manufacturing by 17%.  This reduction in cost was partially offset by increases in the cost of manufacturing of antibiotics and cephalosporins and other therapeutic products of approximately 3% due to the impact of the increased costs associated with the new plant and an increase in amortization expense associated with intangible assets acquired in the Erye Merger. This increase in manufacturing costs is expected to continue to have a negative impact until an increase in sales of higher margin products is realized.  Increases in the exchange rate between the Chinese RMB and the United States dollar increased cost of revenue by 5%. The cost of revenue for Cell Therapy – United States reporting segment was $1,790,700 an increase of approximately $1,757,700, principally related to the cost of revenue for PCT and the cost of revenue for Regenerative Medicine – China reporting segment constituted the remaining balance.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

For the six months ended June 30, 2011, total revenues were approximately $38,101,800 compared to approximately $35,240,700 for the six months ended June 30, 2010. Revenues for the six months ended June 30, 2011 and 2010, respectively, were comprised of the following (in thousands):

	Six Months Ended June 30,
	2011	2010
Pharmaceutical Manufacturing - China	$34,293.0	$35,144.2
Cell Therapy - United States	3,660.0	96.5
Regenerative Medicine - China	148.8	-
	$38,101.8	$35,240.7

•
Revenues for our Pharmaceutical Manufacturing – China reporting segment were approximately $34,293,000, representing a decrease of approximately $851,200 or 2%. This decrease was primarily due to a strategic decision by management to discontinue selling certain pharmaceutical intermediates to other pharmaceutical manufacturers, in order to create capacity within the existing production lines for higher margin products in the future. Revenues from sales of antibiotics, cephalosporins and other therapeutic products increased approximately 6%.  The increase was primarily realized in the three months ended March 31, 2011, and was due to Erye’s expanded distribution network, additional market coverage, and concurrent with the general increase in demand for pharmaceutical products in China. The balance of the change in revenue from sales year over year is due to increases in the exchange rate between the Chinese RMB and the United States dollar which increased sales volume 4%.  Overall the average price of products sold for the six months ended June  30, 2011 did not change in comparison to products sold in the same period last year. However, we recognize that there will be continuous price pressure on Erye as over 70% of Erye’s manufactured drugs are on China’s essential drug list. There has recently been evidence of such price pressure – i.e., on March 2, 2011 the National Development and Reform Commission issued price cuts for medical insurance drugs which substantially impacts two of Erye’s drugs. We anticipate that Piperacillin Sodium and Sulbactam Sodium will experience as much as a 50% price decline while the price of Ligustrazine Phosphate may be reduced by approximately 75%. As of June 30, 2011 the price reduction experienced by Erye on these products was less than 20%.  During the six months ended June 30, 2011 Piperacillin Sodium and Sulbactum Sodium accounted for approximately 2% of sales and Ligustrazine Phosphate accounted for approximately 4 % of sales.  In addition, we understand that the Ministry of Health of the PRC has internally proposed regulations which would seek to classify antibiotics into categories, including limited and special use categories, which may have the effect of limiting sales volume of certain antibiotics by Erye. These regulations have not been finalized but that lack of information has created uncertainty on the part of distributors and has reduced purchases by distributors until regulations have been published and in part have contributed to sales reductions in Q2, 2011.

•
The increase in revenue for our Cell Therapy – United States reporting segment is due to revenues generated by PCT which was acquired in January 2011, and whose revenues totaled approximately $3,415,400.

•
The cost of revenue was approximately $27,812,400, representing an increase of approximately $4,048,900 compared with the prior year period.  The cost of revenue for Pharmaceutical Manufacturing – China reporting segment was approximately $24,302,000, representing an increase of 3% over the same period in 2010. The strategic decision to discontinue low margin pharmaceutical intermediates and free up capacity for higher margin products in the future decreased the cost of manufacturing by 17.5%; however, this reduction in cost was significantly offset by increases in the cost of  manufacturing of antibiotics and cephalosporins and other therapeutic products resulting from  the  impact of the increased costs  associated with the new plant and an increase in amortization expense associated with intangible assets acquired in the Erye Merger. This increase in manufacturing costs is expected to continue to have a negative impact until an increase in sales of higher margin products is realized. Increases in the exchange rate between the Chinese RMB and the United States dollar increased cost of revenue by 4%. The cost of revenue for Cell Therapy – United States reporting segment was approximately $3,473,500 and the cost of revenue  for  Regenerative Medicine – China reporting segment constituted the remaining balance.

Operating Expenses

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

For the three months ended June 30, 2011 operating expenses totaled approximately $14,961,500 compared to approximately $9,998,600 for the three months ended June 30, 2010, representing an increase of approximately $4,962,900 or 50%.

Historically, to minimize our use of cash, we have used a variety of equity and equity-linked instruments to pay for services and to incentivize employees, consultants and other service providers. The use of these instruments has resulted in significant charges to the results of operations. In general, these equity and equity-linked instruments were used to pay for employee and consultant compensation, director fees, marketing services, investor relations and other activities. For the three months ended June 30, 2011, the use of equity and equity-linked instruments to pay for such expenses resulted in charges to selling, general, administrative, and research expenses of approximately $4,556,300, representing an increase of approximately $2,342,000 over the three months ended June 30, 2010.

For the three months ended June 30, 2011, our selling, general, and administrative expenses were approximately $12,591,000 compared to approximately $7,856,500 for the three months ended June 30, 2010, representing an increase of approximately $4,725,500 or 60%.  Equity-based compensation included in selling, general and administrative expenses for the three months ended June 30, 2011 was approximately $4,198,800, compared to approximately $1,616,900 for the three months ended June 30, 2010.  Overall, the increase in selling, general and administrative expenses was primarily due to the following:

•
An increase of approximately $4,121,400 in the Cell Therapy – United States reporting segment, comprised of (i) an increase of approximately $2,581,900 related to employee, directors and consultants equity compensation, including approximately $722,900 related to the modification of stock option awards to our CEO in April 2011; (ii) an increase of approximately $1,107,300 related to new operating expenses as a result of our acquisition of PCT in January 2011; (iii) an increase of approximately $682,900 in legal, accounting and other professional fees, including expenses relating to the Company’s strategic shift towards cell therapy initiatives; and (iv) an increase of approximately $399,300 in general corporate activities.  These increases were partially offset by an approximately $650,000 decrease in selling and marketing expenses in connection with our adult stem cell collection efforts.

•
An increase of approximately $393,700 in our Pharmaceutical Manufacturing – China reporting segment, which is primarily due to an approximately $461,700 increase in taxes related to withholding taxes paid on dividends declared in April 2011 that were retained in the business.

•	An increase of approximately $210,500 in our Regenerative Medicine – China reporting segment.

For the three months ended June 30, 2011, our research and development expenses were approximately $2,370,500 compared to approximately $2,133,200 for the three months ended June 30, 2010, representing an increase of approximately $237,300 or 11%.  Equity-based compensation included in research and development expenses for the three months ended June 30, 2011 were approximately $357,500, compared to approximately $597,400 for the three months ended June 30, 2010.  Overall, the increase in research and development expenses was primarily due to the following:

•
A decrease of approximately $134,800 in the Cell Therapy – United States reporting segment as a result of reduced internal research activities in our VSEL™ Technology, subletting a portion of the VSEL laboratory and focusing on supporting VSEL research activities with our external research collaborators.

•	An increase of approximately $503,300 in our Pharmaceutical Manufacturing – China reporting segment as a result of increased clinical development efforts on products under development.

•
An decrease of approximately $131,200 in our Regenerative Medicine – China reporting segment due to the recovery of certain expenses incurred in prior years that were refunded to us during the quarter, offset by increased costs of operating the Beijing laboratory.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

For the six months ended June 30, 2011 operating expenses totaled approximately $28,299,700 compared to approximately $17,588,500 for the six months ended June 30, 2010, representing an increase of approximately $10,711,200 or 61%.   For the six months ended June 30, 2011, the use of equity and equity-linked instruments to pay for such expenses resulted in charges to selling, general, administrative, and research expenses of $6,455,100, representing an increase of approximately $2,506,600 over the six months ended June 30, 2010.

For the six months ended June 30, 2011, our selling, general, and administrative expenses were approximately $23,016,000 compared to approximately $14,155,000 for the six months ended June 30, 2010, representing an increase of approximately $8,861,000 or 63%.  Equity-based compensation included in selling, general and administrative expenses for the six months ended June 30, 2011 were approximately $5,837,600, compared to approximately $3,207,400 for the six months ended June 30, 2010.  Overall, the increase in selling, general and administrative expenses was primarily due to the following:

•
An increase of approximately $6,419,200  in the Cell Therapy – United States reporting segment, comprised of (i) an increase of approximately $2,630,200 related to employee, directors and consultants equity compensation, including approximately $722,900 related to the modification of stock option awards to our CEO in April 2011; (ii) an increase of approximately $1,903,500 related to new operating expenses as a result of our acquisition of PCT; (iii) an increase of approximately $1,477,100 in legal, accounting, and other professional fees, including expenses relating to the Company’s strategic shift towards cell therapy initiatives; (iv) an increase of approximately $607,400 due to a one-time charitable contribution paid in equity during the three months ended March 31, 2011, and (v) an increase of approximately $385,800 related to administrative activities. These increases were partially offset by a decrease of approximately $584,800 in selling and marketing expenses in connection with our adult stem cell collection efforts.

•
An increase of approximately $1,940,000 in our Pharmaceutical Manufacturing – China reporting segment, comprised of (i) a $1,186,100 increase in taxes related to withholding taxes paid on two dividends declared (in January, 2011 and April, 2011) that were retained in the business, (ii) an increase of approximately $382,700 in selling and marketing expenses, and (iii) an increase of approximately $371,200 related to administrative activities.

•
An increase of approximately $501,800 in our Regenerative Medicine – China reporting segment, comprised of (i) a $202,400 increase in selling and marketing expenses, and (ii) an increase of approximately $299,400 related to administrative activities.

For the six months ended June 30, 2011, our research and development expenses were approximately $5,283,700 compared to approximately $3,433,500 for the six months ended June 30, 2010, representing an increase of approximately $1,850,200 or 54%.  Equity-based compensation included in research and development expenses for the six months ended June 30, 2011 was approximately $617,500, compared to approximately $741,200 for the six months ended June 30, 2010.  Overall, the increase in research and development expenses was primarily due to the following:

•
An increase of approximately $1,208,000 in our Cell Therapy – United States reporting segment, comprised primarily of an in-process research and development charge of approximately $927,000 related to the acquisition of certain intellectual properties in the area of T-Cell regulation from Becton, Dickinson and Company in March 2011.

•	An increase of approximately $615,400 in our Pharmaceutical Manufacturing – China reporting segment as a result of increased clinical development efforts on products under development.

•
An decrease of approximately $26,800 in our Regenerative Medicine – China reporting segment due to the recovery of certain expenses incurred in prior years that were refunded to us during the quarter, offset by increased costs of operating the Beijing laboratory.

Other Income and Expense

For the three and six months ended June 30, 2011, the Company recognized interest expense of approximately $1,009,700 and $1,862,300, respectively, compared with approximately $6,200 and $14,700 for the three and six months ended June 30, 2010.  The increase is primarily related to amortization of debt discount of approximately $653,100 and $1,329,200 for the three and six months ended June 30, 2011, respectively, associated with the Convertible Redeemable Series E Preferred Stock that was issued in November 2010, which is being accounted for as mezzanine equity.  For the three and six months ended June 30, 2011, interest expense of approximately $312,900 and $526,300 respectively was recorded as a result of a loan to Erye from its minority shareholder of which approximately $105,600 and $235,700, respectively was capitalized as part of the cost of construction of Erye’s new manufacturing plant. For the three and six months ended June 30, 2011, interest of approximately $96,300 and $130,800 respectively was interest expense associated with bank loans obtained by Erye totaling approximately $7,735,000 at June 30, 2011. In addition, interest expense includes,  for the three and six months ended June 30, 2011, interest of approximately $50,700 and $94,400 respectively for mortgage loans for PCT’s Allendale facility.

Other income for the three and six months ended June 30, 2011 net totaled approximately $600,300 and $337,600 respectively which primarily related to the revaluation of derivative liabilities that have been established in connection with the Convertible Redeemable Series E Preferred Stock.  For the three months ended June 30, 2010 the Company recognized other income of $149,600 in connection with the extinguishment of certain liabilities that Erye determined were no longer payable, and for the six months ended June  30, 2010 the Company recognized $14,500 of other expenses that were the result of interest income and other income credits offset by expenses related to the restructuring of the term of certain warrants issued to RimAsia of approximately $188,000.

Provision for Taxes

The provision for taxes for the three and six months ended June 30, 2011 and 2010 is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Provision for Income Taxes Pharmaceutical Manufacturing - China	$402.0	$462.9	$1,249.4	$1,026.4
Realization of Deferred Tax Liability Pharmaceutical Manufacturing - China	(188.2)	(60.6)	(367.9)	(121.2)
Realization of Deferred Tax Liability Cell Therapy - United States	(103.7)	–	(178.8)	–
	$110.1	$402.3	$702.7	$905.2

The provision for income taxes and the realization of deferred tax liability for Pharmaceutical Manufacturing – China is based on, for the three and six months ended June 30, 2011, a statutory rate of 25%  and,  for the three and six months ended June 30, 2010, a statutory rate of 12.5%. The realization of deferred tax liability Cell Therapy – United States is based on, for the three and six months ended June 30, 2011, a statutory rate of approximately 40%. The deferred tax liabilities associated with the acquired intangible assets from the Erye and PCT Mergers will not be deductible for income tax purposes.

Dividends on Preferred Stock

The Convertible Redeemable Series E Preferred Stock calls for annual dividends of 7% based on the stated value of the preferred stock and for the three and six months ended June 30, 2011 we recorded dividends of approximately $170,800 and $357,400, respectively. In the three and six months ended June 30, 2010 the Company recorded dividends of approximately $54,700 and $153,500, respectively, on the Convertible Redeemable Series C Preferred Stock which called for an annual dividend of 5% for the respective periods based on the stated value of the preferred stock. The Convertible Redeemable Series C Preferred Stock was converted into NeoStem Common Stock in May 2010.

Noncontrolling Interests

In connection with accounting for the Company’s 51% interest in Erye, we account for the 49% minority shareholder share of Erye’s net income with a charge to Noncontrolling Interests. For the three and six months ended June 30, 2011 Erye’s minority shareholders’ share of net income totaled approximately $82,500 and $743,000, respectively.  In addition, the Company acquired rights to use patents under licenses from Becton, Dickinson and Company in March 2011, in exchange for an approximately 20% interest in PCT’s Athelos subsidiary.  Noncontrolling interest also reflects BD’s share of losses incurred by Athelos during the three and six months ended June 30, 2011 of approximately $14,600 and $201,900 respectively.

Liquidity and Capital Resources

At June 30, 2011 we had a cash balance of approximately $4,850,400, working capital of approximately $4,594,700, and shareholders’ equity of approximately $60,923,800.

During the six months ended June 30, 2011, we met our immediate cash requirements through existing cash balances, private placements of our common stock which raised approximately $5.6 million, the issuance of notes payable for our operations in China and the use of equity and equity-linked instruments to pay for services and compensation.

We incurred a net loss of approximately $10,537,900 and approximately $20,237,700 for the three and six months ended June 30, 2011. The following chart represents the net funds provided by or used in operating, financing and investing activities for each period indicated:

	Six Months Ended June 30,
	2011	2010
Net cash used in operating activities	$(13,265,520)	$(3,464,458)
Net cash used in investing activities	$(6,416,706)	$(8,034,140)
Net cash provided by financing activities	$8,849,663	$15,200,687

Operating Activities

Our cash used for operating activities in the six months ended June 30, 2011 totaled approximately $13,265,500, which is the sum of (i) our net loss, adjusted for non-cash expenses totaling $6,972,100 which includes, principally, common stock, common stock options and common stock purchase warrants issued for services rendered and charitable contribution in the aggregate amount of approximately $7,264,300, depreciation and amortization of approximately $4,582,900, the write-off of in process research and development of approximately $927,000, amortization of Preferred Stock discount and issuance cost of approximately $1,329,200, and (ii) changes in operating assets and liabilities of approximately $6,851,800.

Investing Activities

During the six months ended June 30, 2011, we spent approximately $5,237,100 for property and equipment principally related to the construction of Eyre’s new manufacturing facility.

During the six months ended June 30, 2010, we spent approximately $8.6 million for property and equipment. Erye was building a new production facility and during the six months ended June 30, 2010, $8.2 million was spent on construction.  In March 2010, we initiated construction of our stem cell laboratory in Beijing and spent $770,000 for the six months ended June 30, 2010.  The balance of our capital expenditures was spent on equipping our laboratory in Boston and other Company stem cell operations in China.

Financing Activities

Six Months Ended June 30, 2011

The Company’s Erye subsidiary has approximately $10,962,900 of notes payables as of June 30, 2011 and approximately $9,451,500 of notes payable as of December 31, 2010. Notes are payable to the banks who issue bank notes to Erye’s creditors. Notes payable are interest free and usually mature after a three to six months period.  In order to issue notes payable on behalf of Erye, the banks required collateral, such as cash deposits which were approximately 30%-50% of the value of notes to be issued, or properties owned by Erye. At June 30, 2011, $4,897,400 of restricted cash was deposited as collateral for the balance of notes payable which was approximately 44.7% of the notes payable Erye issued, and the remainder of the notes payable is collateralized by pledging the land use right Erye owns.  The use of notes payable to pay creditors is a feature of the money and banking system of China and we expect these types of notes to be a continuing feature of Erye’s capital structure.

In March 2011, Erye obtained a loan of approximately $1,547,000 from the China Merchants Bank with a variable interest rate that is currently 6.06% and is due in September 2011. The interest rate is tied to the People’s Bank of China benchmark rate; the maximum interest rate on the loan is 12.00%. In May 2011, Erye obtained an additional bank loan of approximately $3,094,000 from the Commercial Bank of China with a variable interest rate that is currently 7.02% and is due in November 2011.  The interest rate is tied to the People’s Bank of China benchmark rate.

On March 3, 2011, the Company consummated a private placement pursuant to which five persons and entities acquired an aggregate of 2,343,750 shares of Common Stock for an aggregate consideration of $3,000,000 (purchase price $1.28 per share). On April 5, 2011, the Company consummated a private placement pursuant to which nine persons and entities acquired an aggregate of 1,244,375 shares of Common Stock for an aggregate consideration of $1,592,800 (purchase price $1.28 per share).  On June 13, 2011, the Company consummated a private placement pursuant to which one entity acquired 781,250 shares of Common Stock for an aggregate consideration of $1,000,000 (purchase price $1.28 per share).

Pursuant to the terms and conditions of the Erye Joint Venture Agreement, dividend distributions to EET and our NeoStem subsidary will be made in proportion to their respective ownership interests in Erye; provided, however, that for the three-year period commencing on the first day of the first fiscal quarter after the Joint Venture Agreement became effective distributions are made as follows: for undistributed profits generated subsequent to the acquisition date: (i) the 49% of undistributed profits (after tax) of the joint venture due EET will be distributed to EET and lent back to Erye to help finance costs in connection with its construction of and relocation to a new facility; and (ii) of the net profit (after tax) of the joint venture due the Company, 45% will be provided to Erye as part of the new facility construction fund and will be characterized as additional paid-in capital for the Company’s 51% interest in Erye, and 6% will be distributed to the Company. For undistributed profits generated prior to the acquisition date: (i) the 49% of undistributed profits (after tax) of the joint venture due EET will be distributed to EET and lent back to Erye to help finance costs in connection with its construction of and relocation to a new facility; and (ii) of the net profit (after tax) of the joint venture due the Company, 51% will be provided to Erye as part of the new facility construction fund and will be characterized as additional paid-in capital for the Company’s 51% interest in Erye. In January 2011, a dividend totaling approximately $13,671,100 based on earnings for  Fiscal Year 2009 was declared and approximately $6,698,800 was distributed to EET and lent back to Erye and approximately $6,972,300 due the Company was reinvested and re-characterized as additional paid-in capital in the business. In April 2011, a dividend totaling $10,259,700 based on earnings for Fiscal Year 2010 was declared and approximately $5,027,300 was distributed to EET and lent back to Erye, and approximately $5,232,400 due the Company was reinvested and re-characterized, as additional paid-in capital in the business.  As of June 30, 2011 these loans due EET totaled approximately $20,009,600.  When the construction of Eyre’s plant is completed the loans due EET will be repaid in accordance with the joint venture agreement in a gradual manner.  In June 2011 Eyre paid EET approximately $875,100 consisting of the net of the following: $1,115,000 of unpaid accrued interest at  June 30, 2011, approximately $408,700 repayment of a non interest bearing loan due in 2011 and recovery of cash advances to EET of approximately $648,600.

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

Six Months Ended June 30, 2010

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

Capital Requirements and Resources in China

Erye has substantially completed the  construction of its new pharmaceutical manufacturing facility and began transferring its operations in January 2010. The relocation is continuing as the new production lines are completed and receive cGMP certification through 2011.  In January 2010, Suzhou Erye received notification that the SFDA has approved Suzhou Erye’s application for cGMP certification to manufacture solvent crystallization sterile penicillin and freeze dried raw sterile penicillin at the new facility, which provides 50% and 100% greater manufacturing capacity, respectively, than its original facility. In June 2010, Suzhou Erye passed the government inspection by the SFDA to manufacture penicillin and cephalosporin powder for injection at the new facility. In May 2011, Suzhou Erye received cGMP production certification for freeze dried powder for injection issued by SFDA at the new facility. The facility is fully operational with respect to these lines. The combined production lines now certified by the SFDA were responsible for approximately 99% of Erye’s 2010 revenues with two of them responsible for over 90% of Erye’s 2010 revenues.  The new facility is estimated to cost approximately $38.7 million, of which approximately $38.4 million has been incurred through June 30, 2011. We have agreed for a period of approximately another two years to reinvest in Erye approximately 90% of the net earnings, in the form of dividends,  we would be entitled to receive under the Joint Venture Agreement by reason of our 51% interest in Erye and EET has agreed for a period of approximately another two years to loan back to Erye all dividends it is entitled to for use in connection with its construction of the new Erye facility.

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

We expect to rely partly on dividends paid to us by the WFOE under the contracts with the VIEs, and under the Joint Venture Agreement attributable to our 51% ownership interest in Erye, to meet some of our future cash needs. However, there can be no assurance that the WFOE in China will receive payments uninterrupted or at all as arranged under the contracts with the VIEs. In addition, pursuant to the Joint Venture Agreement that governs the ownership and management of Erye, for 2011 and approximately the next year: 45% of the net profit after tax due to the Company, in the form of dividends, will be provided to Erye as part of the new facility construction fund, which will be characterized as additional paid-in capital for our 51% interest in Erye; and (iii) only 6% of the net profit will be distributed to us directly for our operating expenses. The net assets of Erye at June 30, 2011 were approximately $70,942,700.

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

Our interests in China are subject to China’s rules and regulations on currency conversion. In particular, the initial capitalization and operating expenses of the VIEs are funded by our WFOE. In China, the State Administration for Foreign Exchange, or the SAFE, regulates the conversion of the Chinese Renminbi into foreign currencies. Currently, foreign investment enterprises are required to apply to the SAFE for Foreign Exchange Registration Certificates, or IC Cards of Enterprises with Foreign Investment. Foreign investment enterprises holding such registration certificates, which must be renewed annually, are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency translation within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investments, loans, and securities, require approval of the SAFE. According to the  Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues Concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-invested Enterprises  promulgated on August 29, 2008, or the SAFE Notice 142, to apply to a bank for settlement of foreign currency capital, a foreign invested enterprise shall submit the documents certifying the uses of the RMB funds from the settlement of foreign currency capital and a detailed checklist on use of the RMB funds from the last settlement of foreign currency capital. It is stipulated that only if the funds for the settlement of foreign currency capital are of an amount not more than US$50,000 and are to be used for enterprise reserve, the above documents may be exempted by the bank. This SAFE Notice 142, along with the recent practice of Chinese banks of restricting foreign currency conversion for fear of “hot money” going into China, limits and may continue to limit our ability to channel funds to the VIE entities for their operation.

Neither Erye nor our other expansion activities into China are expected to generate sufficient excess cash flow to support our initiatives in China in the near term.

Once Erye has completed the transfer of operations to the new facility, and its new production lines are fully operational, it will have substantially increased capacity from the current plant, with the goal of becoming among the largest antibiotics producers in Eastern China. We recognize that there will be continuous price pressure on Erye as over 70% of Erye’s manufactured drugs are on the essential drug list. There has recently been evidence of such price pressure – i.e., on March 2, 2011 the National Development and Reform Commission issued price cuts for medical insurance drugs which substantially impacts two of Erye’drugs. We anticipate that Piperacillin Sodium and Sulbactam Sodium will experience as much as a 50% price decline while the price of Ligustrazine Phosphate may be reduced by approximately 75%. As of June 30, 2011 the price reduction experienced by Erye on these products was less than 20%.  In 2011 Piperacillin Sodium and Sulbactum Sodium accounted for approximately 4% of sales and Ligustrazine Phosphate accounted for approximately 2% of sales.  In addition, we understand that the Ministry of Health of the PRC has internally proposed regulations which would seek to classify antibiotics into categories, including limited and special use categories, which may have the effect of limiting sales volume of certain antibiotics by Erye.

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

Liquidity

We anticipate that we will take further steps to raise additional capital in order to (i) fund the development of advanced cell therapies in the U.S. and China, (ii) expand the PCT business and (iii) build the family banking business to meet our short and long term liquidity needs.  We currently expect to fund the anticipated expansion of our operating activities through a variety of means that could include, but not be limited to, the use of existing cash balances, the use of our current or other equity lines,  potential additional warrant exercises, option exercises, the 6% of net profits to which we are entitled from Erye, issuances of other debt or equity securities in public or private financings, sale of assets  and/or, ultimately, the growth of our revenue generating activities.  In addition, we will continue to seek as appropriate grants for scientific and clinical studies from the National Institutes of Health, Department of Defense, and other governmental agencies and foundations, but there can be no assurance that we will be successful in obtaining such grants. As the Company grows, it may not be eligible for SBIR grants. We also review and consider from time to time restructuring activities, including the potential divestiture of assets.  In this regard, as part of our plan to focus on capturing the paradigm shift to cell therapies following our January 2011 acquisition of PCT, we are pursuing strategic alternatives with respect to our 51% interest in Erye.  We plan to devote our resources and management efforts to cell therapy manufacturing and development, and other related activities, including adult stem cell collection and storage, and in further developing our regenerative medicine business in China.  We believe the proposed acquisition of Amorcyte described elsewhere herein is in keeping with this strategic mission.  We also believe that if we could monetize Erye, we would have additional capital needed to pursue the development of multiple cell therapies.  To that end, in June 2011, we engaged a financial advisor to lead the effort to pursue the possible divesture of our 51% interest in Erye.   Marketing efforts have commenced; however, in addition to the factors set forth below, it is too early to determine whether such efforts will lead to a proposal to purchase at a price and on terms that the Company would consider acceptable or whether, in the event a proposal or proposals on prices and terms acceptable to the Company are received, whether a transaction would be completed.

Any sale of our interest in Erye would also be subject to a right of first refusal held by Suzhou Erye Economy & Co. Ltd. (“EET”) pursuant to the terms of the Joint Venture Agreement between a subsidiary of ours and EET.  EET owns the remaining 49% interest in Erye.  A number of issues have arisen between EET and NeoStem with respect to the operation and financing of Erye.  For instance, while EET is required to lend back to Erye dividends received by it to finance Erye’s move to its new facilities, Erye has recently reported to us that such arrangement is no longer tax efficient in light of the ratio of Erye’s shareholder loans to its registered capital.  In connection with exploring ways to remedy the additional tax burden caused by the level of shareholder loans and in preparing for a sale process, other issues have also surfaced, including the issue of us and Erye needing to obtain all Chinese regulatory approvals (and associated registrations) required to reflect the legal title of our interest in Erye as being held by the proper entity within our group which is its current beneficial owner as that term is used under U.S. law.  We and Erye are determining what government approvals (and associated registrations) will need to be issued by the Suzhou Municipal Bureau of Foreign Investment and Commerce and the Suzhou Administration for Industry and Commerce to remediate these deficiencies.  Our management believes these regulatory deficiencies can be remediated within a reasonable period of time and should not delay a sale of the Company’s interest in Erye.  However, no assurance can be given that any unremediated regulatory deficiencies would not have an adverse effect on our operating results and liquidity and will not impede or delay efforts to divest our interest in Erye.  In addition, the remediation process is expected to trigger certain tax liabilities and penalties.

We have not yet determined to sell our interest in Erye, and we will not do so until we can assess the level of interest generated, the potential price and transaction terms we might be offered and any regulatory impediments to a transaction.  A sale of our interest in Erye, if a sale can be consummated, would have a material effect on our business, results of operations and balance sheet.  Factors that may impede a sale may include, but not be limited to, EET’s right of first refusal and the significant time and money that exercise of such right could cause a potential purchaser, the need for any purchaser to negotiate a new Joint Venture Agreement and a shareholder loan repayment schedule with EET if EET does not wish to either sell its interest or exercise its right of first refusal, recent regulatory changes in China which reduce prices that may be charged for certain of Erye’s products and limit use of antibiotics, tax or regulatory issues affecting Erye, including those described above and other tax  increases  described in our filings which will adversely affect Erye going forward, availability of financing for a potential purchaser, and other factors typical of any sale process.

To support our liquidity needs, the Company raised an aggregate of approximately $5.6 million in private placements of Common Stock from March 2011 to June 2011.  In addition, on July 6, 2011, three key Amorcyte stockholders (including a fund managed by an Amorcyte director) invested an aggregate of $728,000 in a private placement of 568,750 shares of Common Stock (purchase price $1.28 per share)  and on July 22, 2011, the Company completed an underwritten offering of 13,750,000 units at a purchase price of $1.20 per unit, with each unit consisting of one share of Common Stock and a five year warrant to purchase 0.75 of a share of Common Stock at an exercise price of $1.45 per share (the “Offering”).   The Company received gross proceeds of $16,500,000, prior to deducting underwriting discounts and offering expenses payable by the Company, for net proceeds of $14,667,000.

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

At June 30, 2011, we had cash and cash equivalents of approximately $4,850,400 and restricted cash totaling approximately $4,897,400. In addition we have $2,500,500 recorded in other assets for restricted cash associated with our Series E Preferred Stock, which is held in escrow and not available to meet current cash requirements. The trading volume of our common stock, coupled with our history of operating losses and liquidity challenges, may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of small cap biopharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital on acceptable terms could materially and adversely affect our business operations and ability to continue as a going concern.

The following table reflects a summary of NeoStem’s contractual cash obligations and commitments as of July 1, 2011 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations
Series E Preferred Stock(1)	9,645.3	2,632.8	7,012.5	-	-
Mortgages Payable	3,720.2	185.4	622.6	2,582.8	329.4
Operating Lease Obligations	4,979.5	777.3	2,135.9	1,209.2	857.2
	$18,345.1	$3,595.4	$9,771.1	$3,792.0	$1,186.6
(1) Amounts include dividends.

Other significant commitments and contingencies include the following:

•
Under license agreements with third parties the Company is typically required to pay maintenance fees, make milestone payments and/or pay other fees and expenses and pay royalties upon commercialization of products.  The Company also sponsors research at various academic institutions, which research agreements generally provide us with an option to license new technology discovered during the course of the sponsored research.

•
At June 30, 2011, Erye owed EET, the 49% shareholder of Erye, $20,009,600 which represents dividends paid and loaned back to Erye.  At June 30, 2011 the interest rate on this loan was 6.06%.  In June 2011 Eyre paid EET approximately $875,100 consisting of the net of the following: $1,115,000 of unpaid accrued interest at  June 30, 2011, approximately $408,700 repayment of a non interest bearing loan due in 2011 and recovery of cash advances to EET of approximately $648,600.  The repayment terms are not specified regarding this loan.

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

Forward-looking statements may not be realized due to a variety of factors and we cannot guarantee their accuracy or that our expectations about future events will prove to be correct. Such factors include, without limitation, (i) our ability to manage the business despite operating losses and cash outflows; (ii) our ability to obtain sufficient capital or strategic business arrangements to fund our operations and expansion plans, including meeting our financial obligations under various licensing and other strategic arrangements and the successful commercialization of the relevant technology; (iii) our ability to build the management and human resources and infrastructure necessary to support the growth of the business; (iv) our ability to integrate our acquired businesses successfully and grow such acquired businesses as anticipated; (v) whether a large global market is established for our cellular-based products and services and our ability to capture a share of this market; (vi) competitive factors and developments beyond our control; (vii) scientific and medical developments beyond our control; (viii) our ability to obtain appropriate governmental licenses, accreditations or certifications in the United States and China or comply with healthcare laws and regulations or any other adverse effect or limitations caused by government regulation of the business; (ix) whether any of our current or future patent applications result in issued patents and our ability to obtain and maintain other rights to technology required or desirable for the conduct of our business; (x) whether any potential strategic benefits of various licensing transactions will be realized and whether any potential benefits from the acquisition of these licensed technologies will be realized; (xi) factors regarding our business and initiatives in China and, generally, regarding doing business in China, including through our variable interest entity structure, including (a) costs related to funding these initiatives, (b) the successful application under Chinese law of the variable interest entity structure to the Company’s business, which structure the Company is relying on to conduct its business in China, (c) the ability to integrate the Company and the business operations in China successfully and grow such integrated businesses as anticipated, and (d) the need for outside financing to meet capital requirements; and (e) the ability of the Company to realize on its investment in Erye through distributions, divestitures or other strategic alternatives and (xii) the other factors discussed elsewhere in this Quarterly Report on Form 10-Q, the other factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 under the heading “Part I – Item 1A. Risk Factors” and in other periodic Company filings with the Securities and Exchange Commission (the “SEC”). The Company’s filings with the Securities and Exchange Commission are available for review at www.sec.gov under “Search for Company Filings.”

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

As of the end of the Company’s quarter ended June 30,  2011 covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The following material weakness had been identified by management in connection with its assessment as of December 31, 2010, which as of March 31,  2011 the Company had concluded had been fully remediated.  The Company had determined that it had a material weakness in its accounting for share-based payment arrangements as a result of errors identified with respect to the Company’s accounting for awards to employees and non-employees. Such errors were the result of ineffective controls primarily related to the application of accounting principles generally accepted in the United States. With respect to both employee and non-employee awards, the Company did not timely evaluate the impact of modifications to certain awards and the effect such modifications had, if any, on recognized compensation expense. With respect to non-employee awards, the Company was not consistently subjecting such awards to re-measurement at each reporting period consistent with the guidance in ASC 505-50, Equity-Based Payments to Non-Employees.  With respect to awards to employees, the expected life used in valuing such awards previously was based on the contractual term of the options rather than through the use of the “simplified” method, as prescribed by the SEC under Staff Accounting Bulletin No. 110, which the Company had determined to be more appropriate given its limited historical experience with respect to option exercises. In addition, certain employee awards that contain performance conditions were not appropriately evaluated and accounted for in determining whether or not the underlying performance conditions were probable of being achieved. Expense associated with certain awards was initially recognized on a graded vesting basis rather than a straight-line basis consistent with the Company’s accounting policy.

The Company had taken steps during 2010 to remediate this weakness, including (1) the adoption of the “simplified” method for estimating the expected term of share-based awards issued to employees; (2) undertaking a complete review of all share-based payment transactions with non-employees to ensure that the appropriate re-measurement considerations were taken into account and were reflected in the financial statements appropriately; (3) the organization of an internal management committee which meets at least quarterly and consists of senior members of the accounting and legal departments, as well as the CEO, to review share-based awards with performance conditions to assess the probability of the performance conditions being achieved; and (4) the implementation of a new share-based management system which will integrate the administration and accounting for the Company’s share-based payment arrangements, which is expected to be fully implemented in 2011. The adjustments that were recorded to correct the Company’s share-based compensation charges for the weaknesses noted above were not material to its financial position or results of operations for any period during 2010 and 2009.

In its assessment of internal control over financing reporting as of March 31, 2011, the Company had concluded that the above material weakness has been fully remediated.

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

NEOSTEM, INC.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material changes to the disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, except as set forth in Note 13, Commitments and Contingencies, of the Notes to the Financial Statements included elsewhere herein.

ITEM 1A. RISK FACTORS

There are Risks Related to the Proposed Merger with Amorcyte and Amorcyte’s Business, and the related changes to our business.

See the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2011, which includes a number of additional  risks relating to the proposed Merger with Amorcyte, Inc. (“Amorcyte”) and Amorcyte’s business, and the potential disposition of Erye. All risks under the heading “Risk Factors” in such Form 8-K are hereby incorporated by reference into this quarterly report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed, and as follows:

The Company has agreed to issue equity to certain consultants for services.  Effective July 26, 2011, pursuant to a one year agreement with a media advertising consultant, the Company agreed to issue 750,000 shares of Restricted Common Stock, vesting over the term of the agreement.  Effective July 29, 2011, pursuant to a three month agreement with an investor relations consultant, the Company agreed to issue 100,000 shares of Restricted Common Stock, vesting over the term of the agreement.  Effective August 4, 2011, pursuant to a six month agreement for consulting services in financial public relations and related areas, the Company agreed to issue 120,000 shares of Restricted Common Stock over the term of the agreement. The issuance of all such securities to consultants is subject to the approval of the NYSE Amex.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

(a)	For information with respect to certain recent issuances of equity in unregistered private transactions, see Part II – Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

(b)
The Company currently plans to hold its 2011 Annual Meeting of Stockholders (the “2011 Annual Meeting”) at 11:00 a.m. on Monday, October 3, 2011, at the offices of NeoStem, Inc., 420 Lexington Avenue, Suite 450, New York, New York 10170.

Since the date of the 2011 Annual Meeting will occur more than 30 days from the anniversary of the Company’s prior annual meeting of stockholders (held on June 2, 2010), the Company has set new deadlines for receipt of stockholder proposals as follows:  To be considered for inclusion in the Company’s proxy statement, stockholder proposals intended to be presented at the 2011 Annual Meeting must be received by the Company at the Company’s principal executive offices, 420 Lexington Avenue, Suite 450, New York, New York 10170 no later than the close of business on August 22, 2011 (which we believe is a reasonable time before we will begin to print and send our proxy materials).  To be considered timely for consideration at the 2011 Annual Meeting (but not included in the Company’s proxy statement), stockholder proposals intended to be presented at the 2011 Annual Meeting must be received by the Company at the Company’s principal executive offices, 420 Lexington Avenue, Suite 450, New York, New York 10170 no later than the close of business on August 22, 2011 (which we believe is a reasonable time before we will begin to print and send our proxy materials).

ITEM 6.  EXHIBITS

(a)           Exhibits

Exhibit	Description	Reference

2.1	Agreement and Plan of Merger, dated as of July 13, 2011, by and among NeoStem, Inc., Amorcyte, Inc., Amo Acquisition Company I, Inc. and Amo Acquisition Company II, LLC (1)+	2.1

4.1	Form of Warrant Agreement by and between NeoStem, Inc. and Continental Stock Transfer & Trust Company and Form of Warrant Certificate (2)	4.1

10.1	Underwriting Agreement, dated July 19, 2011, by and among NeoStem, Inc. and the underwriters named on Schedule I thereto (2)	1.1

10.2	Second Amendment of Lease, executed July 11, 2011 and effective as of July 1, 2011, by and between Vanni Business Park, LLC and Progenitor Cell Therapy, LLC (1)	10.1

10.3	Guaranty of Lease, executed July 11, 2011 and effective as of July 1, 2011, by NeoStem, Inc. for the benefit of Vanni Business Park, LLC (1)	10.2

10.4	Sublease dated as of May 5, 2011 between NeoStem, Inc. and Seaside Therapeutics (3)	10.1

10.5	Consigned Management and Technology Service Agreement dated May 14, 2011 among Tianjin Niou Biotechnology Co., Ltd., NeoStem (China), Inc. and The Shareholder of Tianjin Niou Biotechnology Co., Ltd. (3)	10.5

10.6	Equity Pledge Agreement dated May 14, 2011 among Tianjin Niou Biotechnology Co., Ltd., NeoStem (China), Inc. and The Shareholder of Tianjin Niou Biotechnology Co., Ltd. (3)	10.6

10.7	Exclusive Purchase Option Agreement dated May 14, 2011 among Tianjin Niou Biotechnology Co., Ltd., NeoStem (China), Inc. and The Shareholder of Tianjin Niou Biotechnology Co., Ltd. (3)	10.7

10.8	Loan Agreement dated May 14, 2011 between NeoStem (China), Inc. and The Shareholder of Tianjin Niou Biotechnology Co., Ltd. (3)	10.8

10.9	Amendment dated April 4, 2011 to Employment Agreement dated May 26, 2006 between NeoStem, Inc. and Dr. Robin L. Smith (4)	10.66

10.10	Letter Agreement dated June 28, 201l between NeoStem, Inc. and Joseph Talamo*	10.10

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	31.1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	31.2

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	32.1

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	32.2

101.INS	XBRL Instance Document***	101.INS

101.SCH	XBRL Taxonomy Extension Schema***	101.SCH

101.CAL	XBRL Taxonomy Extension Calculation Linkbase***	101.CAL

101.DEF	XBRL Taxonomy Extension Definition Linkbase***	101.DEF

101.LAB	XBRL Taxonomy Extension Label Linkbase***	101.LAB

101.PRE	XBRL Taxonomy Extension Presentation Linkbase***	101.PRE

*Filed herewith
**Furnished herewith
***Users of this interactive data file are advised pursuant to Rule 406T of Regulations S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
+The schedules to this agreement were omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. NeoStem will furnish copies of any schedules to the SEC upon request.

(1)	Filed with the SEC on July 14, 2011, as an exhibit, numbered as indicated above, to our current report on Form 8-K dated July 11, 2011, which exhibit is incorporated here by reference.
(2)	Filed with the SEC on July 20, 2011, as an exhibit, numbered as indicated above, to our current report on Form 8-K dated July 19, 2011, which exhibit is incorporated here by reference.
(3)
Filed with the SEC on May 17, 2011, as an exhibit, numbered as indicated above, to our quarterly report on Form 10-Q for the quarterly period ended March 31, 2011, which exhibit is incorporated here by reference.

(4)	Filed with the SEC as an exhibit, numbered as indicated above, to our annual report on Form 10-K for the year ended December 31, 2010, which exhibit is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOSTEM, INC. (Registrant)

By:	/s/ Robin Smith M.D.
Robin Smith M.D., Chief Executive Officer

Date: August 12, 2011

By:	/s/ Larry A. May
Larry A. May, Chief Financial Officer

Date: August 12, 2011

By:	/s/ Joseph Talamo
Joseph Talamo, Chief Accounting Officer

Date: August 12, 2011