Form 10-Q
period 2011-09-30
NeoStem, Inc.
filed 2011-11-10
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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
Yes  ☐     No  ☒
107,324,573 SHARES, $.001 PAR VALUE, AS OF November 8, 2011

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$11,713,338	$15,612,391
Short term investments	555	512
Restricted cash	1,427,827	3,381,369
Accounts receivable trade, net of allowance for doubtful accounts
of $437,443 and $210,977, respectively	8,944,803	5,871,474
Inventory	20,582,284	21,023,388
Deferred income taxes	621,105	-
Prepaids and other current assets	1,808,695	993,711
Total current assets	45,098,607	46,882,845
Property, plant and equipment, net	49,571,589	36,998,241
Land use rights, net	4,870,549	4,807,834
Goodwill	32,586,656	27,002,044
Intangible assets, net	30,461,547	24,466,597
Other assets	5,625,734	2,867,188
	$168,214,682	$143,024,749
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$9,896,278	$14,286,929
Accrued liabilities	5,863,031	2,772,019
Bank loans	7,810,000	3,034,000
Notes payable	3,766,272	9,568,398
Mortgages payable - current	187,935	-
Income taxes payable	589,230	1,242,911
Deferred income taxes	338,054	232,075
Unearned revenues	3,066,851	1,708,280
Total current liabilities	31,517,651	32,844,612
Long-term Liabilities
Deferred income taxes	5,655,744	5,959,508
Deferred rent liability	10,743	45,489
Unearned revenues	180,808	282,518
Mortgages payable	3,487,175	-
Derivative liabilities	910,318	2,571,367
Amount due related parties	20,534,147	8,301,361
Total long-term liabilities	30,778,935	17,160,243
Commitments and Contingencies
Redeemable Securities
Convertible Redeemable Series E Preferred Stock;
10,582,011 shares designated, liquidation value $1.00 per share;
issued and outstanding 7,838,527 and 10,582,011 shares,
at September 30, 2011 and December 31, 2010, respectively	5,475,567	6,532,275
	5,475,567	6,532,275
EQUITY
Shareholders' Equity
Preferred stock; authorized, 20,000,000 shares
Series B convertible redeemable preferred stock
liquidation value, 1 share of common stock, $.01 par value;
825,000 shares designated; issued and outstanding,
10,000 shares at September 30, 2011 and December 31, 2010	100	100
Common stock, $.001 par value, authorized 500,000,000 shares;
issued and outstanding, 100,361,443 and 64,221,130 shares,
at September 30, 2011 and December 31, 2010, respectively	100,361	63,813
Additional paid-in capital	192,575,872	141,137,522
Accumulated deficit	(124,116,505)	(95,320,620)
Accumulated other comprehensive income	5,001,635	2,779,066
Total NeoStem, Inc. shareholders' equity	73,561,463	48,659,881
Noncontrolling interests	26,881,066	37,827,738
Total equity	100,442,529	86,487,619
	$168,214,682	$143,024,749

See accompanying notes to consolidated financial statements.

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$17,756,144	$16,475,558	$55,857,980	$51,716,260
Cost of revenues	13,840,744	11,232,819	41,636,950	35,015,540
Gross profit	3,915,400	5,242,739	14,221,030	16,700,720

Research and development	2,483,261	1,679,945	7,766,988	5,113,487
Selling, general, and administrative	8,812,458	9,306,622	31,828,451	23,442,282
Operating Expenses	11,295,719	10,986,567	39,595,439	28,555,769

Operating loss	(7,380,319)	(5,743,828)	(25,374,409)	(11,855,049)

Other income (expense):
Other income (expense), net	1,383,826	45,829	1,721,419	31,326
Interest expense	(1,305,820)	(10,663)	(3,168,118)	(25,380)
	78,006	35,166	(1,446,699)	5,946

Loss from operations before provision for
income taxes and noncontrolling interests	(7,302,313)	(5,708,662)	(26,821,108)	(11,849,103)
Provision for income taxes	26,151	285,976	907,628	1,191,179
Net loss	(7,328,464)	(5,994,638)	(27,728,736)	(13,040,282)

Less - net (loss) income attributable to noncontrolling interests	17,971	1,145,588	559,079	4,085,743
Net loss attributable to NeoStem, Inc.	(7,346,435)	(7,140,226)	(28,287,815)	(17,126,025)

Preferred dividends	150,655	-	508,070	153,469
Net loss attributable to NeoStem, Inc. common shareholders	$(7,497,090)	$(7,140,226)	$(28,795,885)	$(17,279,494)

Basic and diluted loss per share	$(0.08)	$(0.13)	$(0.35)	$(0.36)

Weighted average common shares outstanding	94,102,589	56,777,430	82,775,215	48,599,359

See accompanying notes to consolidated financial statements.

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(27,728,736)	$(13,040,282)
Adjustments to reconcile net loss to net cash used in
operating activities:
Common stock, stock options and warrants issued
as payment for compensation, services rendered and interest expense	8,164,814	7,399,842
Depreciation and amortization	6,754,953	2,556,994
Loss on short term investments	-	7,215
Amortization of preferred stock discount and issuance cost	1,903,703	-
Changes in fair value of derivative liability	(1,661,049)	-
Write off of acquired in-process research and development	1,150,000	-
Loss on disposal of assets	396,635	-
Non-cash interest expense	328,425	-
Charitable contributions paid with common stock	607,363	-
Bad debt expense	50,024	16,311
Deferred income taxes	(678,211)	(182,417)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Prepaid expenses and other current assets	(647,674)	(461,743)
Accounts receivable	(2,489,064)	1,278,573
Inventory	3,136,189	(1,405,838)
Unearned revenues	(1,361,697)	(392,040)
Other assets	(2,014,566)	(128,225)
Accounts payable, accrued expenses and other current liabilities	(3,433,540)	1,175,902
Net cash used in operating activities	(17,522,431)	(3,175,708)
Cash flows from investing activities:
Cash received in acquisition of PCT	227,942	-
Purchase of short-term investments	(27)	(2,424,132)
Proceeds from short-term investments	-	2,452,015
Change in restricted cash used as collateral for notes payable	2,098,114	-
Change in restricted cash used as collateral for bank loans		1,463,710
Acquisition of property and equipment	(5,453,931)	(12,510,648)
Net cash used in investing activities	(3,127,902)	(11,019,055)
Cash flows from financing activities:
Net proceeds from the exercise of options and warrants	7,100	3,101,850
Net proceeds from issuance of capital stock	21,167,682	13,138,948
Payment from related party	644,414	566,775
Repayment of mortgage loan	(109,492)	-
Proceeds of bank loan	6,149,000	-
Repayment of bank loan	(1,557,000)	(2,203,650)
Proceeds from notes payable	10,950,616	13,256,799
Repayment of notes payable	(17,154,753)	(16,644,465)
Repayment of debt to related party	(3,406,043)	-
Repayment of preferred stock	(175,000)	-
Payment of dividend	-	(222,924)
Net cash provided by financing activities	16,516,524	10,993,333
Impact of changes of foreign exchange rates	234,756	108,754
Net (decrease)/increase in cash and cash equivalents	(3,899,053)	(3,092,676)
Cash and cash equivalents at beginning of year	15,612,391	7,159,369
Cash and cash equivalents at end of period	$11,713,338	$4,066,693

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,238,400	$219,376
Taxes	1,463,100	1,784,325

Supplemental Schedule of non-cash investing activities
Acquisition of property and equipment	-	348,488
Capitalized interest	235,700	307,200
Supplemental schedule of non-cash financing activities
Common stock and warrants issued with the acquisition of PCT	17,200,000	-
Common stock issued pursuant to the redemption of Convertible Redeemable Series E 7% Preferred Stock	2,785,400	-
Common stock issued in payment of dividends for the Convertible Redeemable Series E 7% Preferred Stock	622,500	-
Financing costs for capital stock raises	-	75,466
Conversion of Convertible Redeemable Series C Preferred Stock	-	13,720,048
Dividend to Related Party reinvested as loan payable	11,726,100	-

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

Through the Cell Therapy – United States segment, NeoStem is focused on the development of proprietary cellular therapies in oncology, immunology and regenerative medicine and becoming a single source for collection, storage, manufacturing, therapeutic development and transportation of cells for cell based medicine and regenerative science globally. Within this segment, the Company is a provider of adult stem cell collection, processing and storage services in the U.S., enabling healthy individuals to donate and store their stem cells for personal therapeutic use. In addition, the Company collects and stores cord blood cells of newborns which help to ensure a supply of autologous stem cells for the child should they be needed for future medical treatment.

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

In March 2011 PCT’s wholly owned subsidiary, Athelos, Inc. (Athelos), acquired rights and technology for a T-cell based immunomodulatory therapeutic in exchange for an approximate 20% interest in Athelos. Athelos expects to initiate Phase 1 studies in autoimmune disorders in 2012.

The Company further strengthened its breadth in cellular therapies through its October 17, 2011 acquisition of Amorcyte, Inc.  Amorcyte is a development stage cell therapy company focusing on novel treatments for cardiovascular disease.  Amorcyte’s lead product candidate, AMR-001, is entering a Phase 2 study for the treatment of acute myocardial infarction (AMI).  Amorcyte is currently recruiting trial sites in connection with the launch of this Phase 2 clinical trial which is expected to start enrolling patients by the end of the first quarter of 2012.

The Company views the PCT and Amorcyte acquisitions as fundamental to building a foundation in achieving its strategic mission of capturing the paradigm shift to cell therapy.  (See Note 4 and Note 14)

Through its Regenerative Medicine – China segment, in 2009, the Company began several China-based, Regenerative Medicine initiatives including: (i) creating a separate China-based cell therapy operation, (ii) constructing a stem cell research and development laboratory and processing facility in Beijing, (iii) establishing relationships with hospitals to provide cell-based therapies, and (iv) obtaining product licenses covering several adult stem cell therapeutics focused on regenerative medicine.

The Company acquired its Pharmaceutical Manufacturing – China segment on October 30, 2009, when China Biopharmaceuticals Holdings, Inc. (“CBH”) merged with and into CBH Acquisition LLC (“Merger Sub”), a wholly-owned subsidiary of NeoStem, with Merger Sub as the surviving entity (the “Erye Merger”). As a result of the Erye Merger, NeoStem acquired CBH’s 51% ownership interest in Suzhou Erye Pharmaceutical Company Ltd. (“Erye”), a Sino-foreign joint venture with limited liability organized under the laws of the People’s Republic of China. Erye was founded more than 50 years ago and represents an established, vertically-integrated pharmaceutical business. Historically, Erye has concentrated its efforts on the manufacturing and distribution of generic antibiotic products. In 2010, Erye began transferring its operations to its newly constructed manufacturing facility. The relocation is continuing as the new production lines are completed and receive cGMP certification. As part of its plan to focus its business on capturing the paradigm shift to cell therapies following the January 2011 acquisition of PCT, the Company is pursuing strategic alternatives with respect to its interest in Erye.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of September 30, 2011 and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2010, 2009 and 2008 included in our Annual Report on Form 10-K for the year ended December 31, 2010.  Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Concentration of Risks:  For the three and nine months ended September 30, 2011, three major suppliers provided approximately 29% and 28%, respectively, of Erye’s purchases of raw materials.  As of September 30, 2011, the total accounts payable to the three major suppliers represented 14% of the total accounts payable balance.

For the three and nine months ended September 30, 2010, two major suppliers provided approximately 17% and 20%, respectively, of Erye’s purchases of raw material.  As of December 31, 2010, the total accounts payable to the two major suppliers was 18% of the total accounts payable.

Approximately 80% of Erye’s revenues are derived from products that use penicillin or cephalosporin as the key active ingredient. These products are manufactured on two of the eight production lines in Erye’s manufacturing facility. Any issues or incidents that might disrupt the manufacturing of products requiring penicillin or cephalosporin could have a material impact on the operating results of Erye. Any interruption or cessation in production could impact market sales.

In addition, over 70% of these drugs are on China’s essential drug list and any policies that might lower the pricing of these drugs and any policies that could reduce the consumption of these drugs could have a material impact on operating results.

Inventories:  Inventories are stated at the approximate lower of cost or market using the first-in, first-out basis. The Company reviews its inventory periodically and will reduce inventory to its net realizable value depending on certain factors, such as product demand, remaining shelf life, future marketing plans, obsolescence and slow-moving inventories.  The Company includes in work in process the cost incurred on projects at PCT that have multiple deliverables and therefore cannot be recognized as revenue until the project is completed. The Company reviews these projects periodically to determine that the value of each project is stated at the lower of cost or market.

Inventories consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials and supplies	$3,839.8	$8,043.8
Work in process	7,136.5	4,792.4
Finished goods	9,606.0	8,187.2
Total inventory	$20,582.3	$21,023.4

Income Taxes:  The Company recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company continues to evaluate the accounting for uncertainty in tax positions. The guidance requires companies to recognize in their financial statements the impact of a tax position if the position is more likely than not of being sustained on audit. The position ascertained inherently requires judgment and estimates by management. As of September 30, 2011, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

The Company classifies taxes related to witholding taxes paid on dividends declared by Erye to the Company that are reinvested into Erye as general and administrative expense.

The Company recognizes interest and penalties as a component of income tax expense. There were no interest and penalties recognized for the three and nine months ended September 30, 2011 and 2010, respectively.

The Company files income tax returns with the U.S. Federal government and various state and foreign jurisdictions. The statute of limitations has expired on all consolidated U.S. Federal corporate income tax returns filed through 2006, and the Internal Revenue Service is not currently examining any of the post-2006 returns filed by the Company.

Comprehensive Income (Loss):  The accumulated other comprehensive income (loss) balance at September 30, 2011 and December 31, 2010 in the amount of approximately $5,001,600 and $2,779,100, respectively, is comprised entirely of foreign currency translation adjustments. Comprehensive loss for the three and nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(7,328.5)	$(5,994.6)	$(27,728.7)	$(13,040.3)
Other comprehensive (loss)/income
Foreign currency translation	712.1	1,483.4	2,222.6	1,651.1
Total other comprehensive (loss)/income	712.1	1,483.4	2,222.6	1,651.1
Comprehensive (loss)	(6,616.4)	(4,511.2)	(25,506.1)	(11,389.2)
Comprehensive (loss)/income attributable to noncontrolling interests	366.9	1,864.0	1,648.1	4,877.8
Comprehensive loss attributable to NeoStem, Inc.	$(6,983.3)	$(6,375.2)	$(27,154.2)	$(16,267.0)

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

Share-Based Compensation:  The Company expenses all share-based payment awards to employees, directors, advisors and consultants, including grants of stock options, warrants, and restricted stock, over the requisite service period based on the grant date fair value of the awards. Advisor and consultant awards are remeasured each reporting period through vesting. For awards with performance-based vesting criteria, the Company estimates the probability of achievement of the performance criteria and recognizes compensation expense related to those awards expected to vest. The Company determines the fair value of certain share-based awards using the Black-Scholes option-pricing model which uses both historical and current market data to estimate the fair value. This method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the options or warrants. The fair value of the Company’s restricted stock and restricted stock units is based on the closing market price of the Company’s common stock on the date of grant. See Note 9.

Loss Per Share:  Basic loss per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net loss attributable to common shareholders by the weighted average shares outstanding during the period. Diluted loss per share, which is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented as such potentially dilutive securities are anti-dilutive in all periods presented. For the three and nine months ended September 30, 2011 and 2010, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of loss per share. At September 30, 2011 and 2010, the Company excluded the following potentially dilutive securities:

	September 30,
	2011	2010
Stock Options	17,749,895	13,558,214
Warrants	35,208,817	17,352,028
Series E Preferred Stock, Common stock equivalents	4,693,730	-

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

Revenues for the three and nine months ended September 30, 2011 and 2010 were comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Prescription drugs and intermediary pharmaceutical products	$15,513.0	$16,384.5	$49,806.0	$51,528.7
Stem cell related service revenues	1,529.1	91.1	4,266.9	187.6
Stem cell related services - reimbursed expenses	714.0	-	1,785.1	-
	$17,756.1	$16,475.6	$55,858.0	$51,716.3

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

The Company determined the fair value of funds invested in short term investments, which are considered trading securities, to be level 1 inputs measured by quoted prices of the securities in active markets. The Company determined the fair value of funds invested in money market funds to be level 1. The Company determined the fair value of the embedded derivative liabilities and warrant derivative liabilities to be level 3 inputs. These inputs require material subjectivity because value is derived through the use of a lattice model that values the derivatives based on probability weighted discounted cash flows. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011, and December 31, 2010 (in thousands):

	September 30, 2011
	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Money market investments	$2,500.8	$-	$-
Short term investments	0.6	-	-
Embedded derivative liabilities	-	-	783.4
Warrant derivative liabilities	-	-	126.9

	December 31, 2010
	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Money market investments	$-	$2,501.0	$-
Short term investments	0.5	-	-
Embedded derivative liabilities	-	-	2,281.8
Warrant derivative liabilities	-	-	289.6

Subsequent to December 31, 2010 the Company reevaluated the characteristics of the money market savings account, currently recorded as other assets, and determined it is not tied to underlying securities and has been reclassified to level 1.

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the three and nine months ended September 30, 2011 by type of instrument (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011		September 30, 2011
	Embedded		Embedded
	Derivatives	Warrants	Derivatives	Warrants
Beginning liability balance	$1,933.7	$342.3	$2,281.8	$289.6
Change in fair value recorded in earnings	(1,150.3)	(215.4)	(1,498.4)	(162.7)
Ending liability balance	$783.4	$126.9	$783.4	$126.9

Some of the Company’s financial instruments are not measured at fair value on a recurring basis, but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, restricted cash, accounts receivable, accounts payable, notes payable and bank loans.

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

The general reserve is used to offset extraordinary losses. Subject to approval by the relevant authorities, a subsidiary may, upon a resolution passed by the shareholders, convert the general reserve into registered capital provided that the remaining general reserve after the conversion shall be at least 25% of the registered capital of the subsidiary before the capital increase as a result of the conversion. The staff welfare and bonus reserve is used for the collective welfare of the employees of the subsidiary. The enterprise expansion reserve is for the expansion of the subsidiary’s operations and can also be converted to registered capital upon a resolution passed by the shareholders subject to approval by the relevant authorities. These reserves represent appropriations of the retained earnings determined in accordance with Chinese law, and are not distributable as cash dividends to the parent company, NeoStem. Statutory reserves are $2,300,900 and $2,234,600 as of September 30, 2011 and December 31, 2010, respectively.

Relevant PRC statutory laws and regulations permit payment of dividends by the Company’s PRC subsidiaries only out of their accumulated earnings, if any, as determined in accordance with PRC accounting standards and regulations. As a result of these PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets either in the form of dividends, loans or advances. The restricted amount was $184,500 at September 30, 2011 and $214,200 at December 31, 2010.

Note 3 – Recently Adopted Accounting Pronouncements

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

Founded by Dr. Andrew L. Pecora and Robert A. Preti, Ph.D., PCT became an internationally recognized cell therapy services and development company.  They sought to create a business for “as needed” development and manufacturing services for the emerging cell therapy industry and to prepare for eventual commercialization.  With its cell therapy manufacturing facilities and team of professionals, PCT offers a platform that can facilitate the preclinical and clinical development and commercialization of cellular therapies for clients throughout the world.  PCT offers current Good Manufacturing Practices (cGMP)-compliant cell transportation, manufacturing, storage, and distribution services and supporting clinical trial design, product process development, logistics, regulatory and quality systems development services.  In addition, through its network of contacts throughout the cell therapy industry, PCT is able to identify early stage development opportunities in the cell therapy field and opportunistically develop these cell therapies through proof of concept where they can be further developed and ultimately commercialized through NeoStem’s developing commercial structure. Dr. Preti now serves as PCT's President and Chief Scientific Officer and Dr. Pecora as Chief Medical Officer of NeoStem and PCT.

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

In accordance with the PCT Merger Agreement, NeoStem has deposited into an escrow account with the escrow agent (who is initially NeoStem’s transfer agent), 10,600,000 shares of NeoStem Common Stock for eventual distribution to the former members of PCT (subject to downward adjustment to satisfy any indemnification claims of NeoStem, all as described in the PCT Merger Agreement).  As of September 30, 2011, approximately 974,000 shares have been distributed to the former members of PCT.

The issuance of NeoStem securities in the PCT Merger was approved at a special meeting of shareholders of NeoStem held on January 18, 2011 (the “NeoStem Special Meeting”), on which date the PCT Merger was also approved at a special meeting of members of PCT.

The fair value of the net assets acquired in the PCT Merger was $12,416,200. The fair value of the equity issued as consideration by NeoStem was valued at $17,200,000 resulting in the recognition of goodwill in the amount of $4,783,600. The fair value of the equities issued by NeoStem included 10,600,000 shares of NeoStem Common stock valued at $15,900,000 and NeoStem warrants to purchase up to 3,000,000 shares valued at $1,966,200.  A portion of the consideration paid is contingent upon the accomplishment of a certain milestone for the $7.00 Warrants.  Such contingent consideration has been classified as equity and will not be subject to remeasurement.  The goodwill that has been created by this acquisition is reflective of values and opportunities of utilizing PCT’s cell collection, processing and storage (cell banking) resources and production capacities, as mentioned above.

The preliminary fair value of assets acquired and liabilities assumed on January 19, 2011 is as follows:

Cash	$227,900
Accounts Receivable	442,400
Other Current Assets	166,200
Property, Plant & Equipment	11,769,000
Intangibles	8,100,000
Goodwill	4,783,600
Other Assets	654,100

Accounts Payable	1,370,900
Other Liabilities	540,500
Deferred Revenues	247,400
Amount Due Related Party	3,000,000
Mortgages Payable	3,784,600

The total cost of the acquisition, which is still preliminary, has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition.  It is expected the goodwill will be deductible for income tax purposes.  As of September 30, 2011, the preliminary fair values of the deferred tax liabilities were reduced to zero, from an initial estimate of $4.3 million, due to the finalization of the tax treatment of the transaction. As a result, the tax provision for the nine months ended September 30, 2011 reflects a $178,000 adjustment related to the portion of deferred tax liability recognized in the first and second quarters of fiscal 2011. In addition, the fair value of the equity issued as consideration by NeoStem was reduced by $666,200. The net effect of the updated values reduced the preliminary goodwill by $4.9 million. This estimated purchase price allocation continues to be subject to revision based on additional valuation work that is being conducted.  The final allocation is pending the receipt of this valuation work and the completion of the Company’s internal review, which is expected during fiscal 2011.

For the period since the acquisition (January 19-September 30, 2011), NeoStem recorded $5,571,500 in revenues and a net loss of approximately $4,043,300 or $0.05 basic and diluted loss per share attributable to PCT.

The following supplemental table presents unaudited consolidated pro forma financial information as if the closing of the acquisition of PCT had occurred on January 1, 2010 (in thousands, except per share amounts):

	Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2011	2010	2010	2010	2010
	(As Reported)	(Proforma)	(As Reported)	(Proforma)	(As Reported)	(Proforma)
Revenues	$55,858	$56,240	$16,476	$18,883	$51,716	$57,575
Cost of revenues	41,637	41,961	11,233	12,996	35,016	39,561
Gross profit	14,221	14,279	5,243	5,887	16,701	18,014
Research and development	7,767	7,767	1,680	1,679	5,114	5,111
Selling, general, and administrative	31,829	32,218	9,307	10,905	23,442	28,120
Operating loss	(25,375)	(25,706)	(5,744)	(6,696)	(11,855)	(15,217)
Other income (expense), net	(1,447)	(1,482)	35	(47)	6	(208)
Loss from operations before provision for income taxes and
noncontrolling interests	(26,821)	(27,187)	(5,709)	(6,743)	(11,849)	(15,425)
Provision for income taxes	908	908	286	286	1,191	1,191
Net loss	(27,729)	(28,905)	(5,995)	(7,029)	(13,040)	(16,616)
Less – net income attributable to noncontrolling interests	559	559	1,146	1,146	4,086	4,086
Preferred dividends	508	508	-	-	154	154
Net loss attributable to NeoStem, Inc. common shareholders	$(28,796)	$(29,162)	$(7,140)	$(8,175)	$(17,280)	$(20,855)
Basic and diluted loss per share	$(0.35)	$(0.35)	$(0.13)	$(0.12)	$(0.36)	$(0.35)
Weighted average common shares outstanding	82,775	83,513	56,777	67,377	48,599	59,199

The unaudited supplemental pro forma financial information should not be considered indicative of the results that would have occurred if the PCT Merger had been consummated on January 1, 2010, nor are they indicative of future results.

Athelos Corporation (“Athelos”) is a subsidiary of PCT pursuing the development of T regulatory cells (TRegs) as a therapeutic to treat disorders of the immune system.  Pursuant to a Stock Purchase and Assignment Agreement dated March 28, 2011, Athelos issued approximately 20% of its shares to Becton Dickinson and Company (“BD”) in exchange for the rights to certain intellectual property relating to TRegs that BD owned pursuant to a license agreement between the University of Pennsylvania (“Penn”) and BD dated September 28, 2005 (the “Penn License”), and a license agreement between ExCell Therapeutics, LLC and BD dated September 16, 2005, as amended August 31, 2007 (the “ExCell License”).  Pursuant to a Stock Purchase and Assignment Agreement dated March 28, 2011, Athelos took assignment from BD of its rights and obligations under the Penn License and the ExCell License, including, among other things, obligations to pay royalties on net sales of licensed products, maintenance fees and milestones on initiation of clinical trial stages, license application filings and regulatory approvals.  As expressly anticipated by the parties, Athelos replaced the assignment of the Penn License with two new direct licenses: The Amended and Restated Patent License Agreement between Penn and Athelos dated September 12, 2011, and the Patent License Agreement between Penn, Athelos and the University of Minnesota dated September 12, 2011. Athelos and ExCell are in the process of negotiating a direct license that would replace the existing assigned ExCell License.  Pursuant to the Stockholders’ Agreement dated March 28, 2011, Athelos, PCT and BD have agreed, that, among other things, BD will have certain anti-dilution protection for the first $5 million of new investment in Athelos and certain  board of directors’ observer rights.   BD has assigned to Athelos, and Athelos assumed, all rights, title, interest and obligations of BD under a consulting agreement dated as of September 16, 2005 between David Horwitz, M.D. and BD, to be paid retroactively beginning as of January 1, 2011, for services rendered in advancing the Athelos TReg research and development platform.  PCT had preliminarily valued BD’s share of the contributed intellectual properties in the quarter ended March 31, 2011 at $927,000 and characterized this acquired intangible asset as in-process research and development which has been recorded as expense within research and development expense.

In the quarter ended September 30, 2011, PCT finalized its valuation of the intellectual properties received, and revised the fair value to $1,150,000, which is recorded as expense within research and development expense for the nine months ended September 30, 2011.

Note 5 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment during nine months ended September 30, 2011 were as follows (in thousands):

		Pharmaceutical
	Cell Therapy -	Manufacturing -
	United States	China	Total
Balance as of December 31, 2010	$-	$27,002.0	$27,002.0
Acquisitions*	4,783.6	-	4,783.6
Foreign currency exchange rate changes	-	801.1	801.1
Balance as of September 30, 2011	$4,783.6	$27,803.1	$32,586.7
*Goodwill associated with the PCT Merger

As of September 30, 2011 and December 31, 2010, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

		September 30, 2011			December 31, 2010
			Accumulated			Accumulated
	Useful Life	Gross	Amortization	Net	Gross	Amortization	Net
Customer list	10 Years	$19,666.3	$(3,598.6)	$16,067.7	$17,740.0	$(2,069.7)	$15,670.3
Manufacturing technology	10 Years	10,251.3	(1,247.4)	9,003.9	4,220.6	(492.4)	3,728.2
Tradename	10 Years	2,313.0	(284.8)	2,028.2	983.9	(114.8)	869.1
In process R&D	Indefinite	1,779.9	-	1,779.9	2,219.6	-	2,219.6
Standard operating procedures	10 Years	1,098.4	(210.5)	887.9	1,066.8	(124.5)	942.3
Lease rights	2 Years	841.4	(806.4)	35.0	817.2	(476.7)	340.5
VSEL patent rights	19 Years	669.0	(132.0)	537.0	669.0	(105.6)	563.4
Patents	8 Years	203.1	(81.2)	121.9	164.4	(31.2)	133.2
Total Intangible Assets		$36,822.4	$(6,360.9)	$30,461.5	$27,881.5	$(3,414.9)	$24,466.6

In 2011, Erye commenced sales of two products that were previously accounted for as In Process R&D which has resulted in a reclassification of approximately $505,500 from In Process R&D to Manufacturing Technology.  Certain of the Company’s intangible assets are recorded on the books of wholly owned or partially owned subsidiaries and affiliates in China, and denominated in RMB.  As a result, the balance reported fluctuates based upon the changes in exchange rates.

In connection with the acquisition of PCT, the following intangible assets were acquired (in thousands):

Customer list	$1,400.0
Manufacturing technology	5,400.0
Tradename	1,300.0
$8,100.0

Total intangible amortization expense was classified in the operating expense categories for the periods included below as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenue	$388.1	$87.1	$1,126.4	$259.8
Research and development	13.8	401.3	41.4	1,185.6
Selling, general and administrative	547.9	-	1,611.4	8.8
Total	$949.8	$488.4	$2,779.2	$1,454.2

Estimated intangible amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

2011	$880.1
2012	3,380.0
2013	3,380.0
2014	3,380.0
2015	3,380.0
Thereafter	16,061.4
$30,461.5

Note 6– Accrued Liabilities
Accrued liabilities are as follows (in thousands):

	September 30, 2011	December 31, 2010
VAT and other taxes	$2,081.1	$126.6
Salaries, employee benefits and related taxes	911.8	210.6
Amount due on patent infringement	770.3	758.5
Other	2,099.8	1,676.3
	$5,863.0	$2,772.0

Note 7 – Bank Loans, Notes Payable and Mortgages Payable

Bank Loans

In November 2010, Erye obtained a bank loan of approximately $3,124,000 from the CITIC Bank International with a variable interest rate that is currently 6.06% and is due in November 2011.

In May 2011, Erye obtained a bank loan of approximately $3,124,000 from Commercial Bank of China with a variable interest rate that is currently 7.02% and is due in November 2011.

In July 2011, Erye obtained a bank loan of approximately $1,562,000 from the Agricultural Bank of China with a variable interest rate that is currently 6.56% and is due in May 2012.

Notes Payable

Erye has approximately $3,571,000 of notes payable outstanding as of September 30, 2011. Notes are payable to the banks who issue bank notes to Erye’s creditors. Notes payable are interest free and usually mature after a three to six month period. In order to issue notes payable on behalf of Erye, the banks require collateral, such as cash deposits which are approximately 30% - 50% of notes to be issued, or properties owned by Erye. Restricted cash pledged as collateral for the balance of notes payable at September 30, 2011 and December 31, 2010, amounted to approximately $1,428,000 and $3,381,400, respectively.  At September 30, 2011 and December 31, 2010, the restricted cash amounted to 40% and 35.8%, respectively, of the notes payable Erye issued, and the remainder of the notes payable is collateralized by pledging the land use right Erye owns, which amounted to approximately $4,870,500 and $4,807,800 at September 30, 2011 and December 31, 2010, respectively.

The Company has financed certain insurance policies and has notes payable at September 30, 2011 of approximately $38,700 related to these policies. These notes require monthly payments and mature in less than one year.

Mortgages Payable

On October 31, 2007, PCT issued a note to borrow $3,120,000 (the “Note”) in connection with its $3,818,500 purchase of condominium units in an existing building in Allendale, New Jersey (the “Property”) that PCT uses as a laboratory and stem cell processing facility. The Note is payable in 239 consecutive monthly payments of principal and interest, based on a 20 year amortization schedule; and one final payment of all outstanding principal plus accrued interest then due. The current monthly installment is $20,766, which includes interest at an initial rate of 5.00%; the interest rate and monthly installments payments are subject to adjustment on October 1, 2017. On that date, upon prior written notice, the lender has the option to declare the entire outstanding principal balance, together with all outstanding interest, due and payable in full. The Note is secured by substantially all of the assets of PCT, including a first mortgage on the Property and assignment of an amount approximately equal to eighteen months debt service held in escrow. The Note matures on October 1, 2027 if not called by the lender on October 1, 2017. The note is subject to certain debt service coverage and total debt to tangible net worth financial covenant ratios measured semi-annually. The next measurement date for compliance with financial covenants is December 31, 2011. PCT was not in compliance with such covenants at the measurement date of June 30, 2011, and obtained a covenant waiver letter from the lender for all periods through June 30, 2011. The outstanding balance was approximately $2,736,100 at September 30, 2011 of which $112,700 is payable within twelve months. On December 6, 2010  PCT Allendale, a wholly-owned subsidiary of PCT, entered into a note for a second mortgage in the amount of $1 million on the Allendale Property with TD Bank, N.A.  This loan is guaranteed by PCT, DomaniCell (a wholly-owned subsidiary of PCT, now known as NeoStem Family Storage, LLC), Northern New Jersey Cancer Associates (“NNJCA”) and certain partners of NNJCA and is subject to a financial covenant starting December 31, 2011. The loan is for 124 months at a fixed rate of 6% for the first 64 months. The loan is callable for a certain period prior to the interest reset date.   The initial four months was interest only.  The outstanding balance as of September 30, 2011 is $939,000 of which $75,200 is payable within twelve months.

Note 8 – Preferred Stock

Convertible Redeemable Series E 7% Preferred Stock

On November 19, 2010, the Company sold 10,582,011 Preferred Offering Units consisting of (i) one share (“Preferred Share”) of Series E 7% Senior Convertible Preferred Stock, par value $0.01 per share, of the Company, (ii) a warrant to purchase 0.25 of a share of Common Stock (consisting of at issuance an aggregate of 1,322,486 warrants, adjusted to an aggregate of 1,452,925 as of September 30, 2011); and (iii) 0.0155 of a share of Common Stock (an aggregate of 164,418 shares). Each Preferred Offering Unit was priced at $0.945 and total gross and net proceeds received by the Company were $10,000,000 and $8,876,700, respectively.

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

Monthly dividend and principal payments began on March 21, 2011 and continue on the 19th of each month thereafter with the final payment due on May 20, 2013. Payments can be made in cash or, upon notification to the holders, in shares of Company common stock, provided certain conditions are satisfied or holders of Preferred Shares agree to waive the conditions for that payment period. If the conditions are not satisfied, the Company must make payments in cash. Payments which are made in stock will be made in shares which are freely tradable. The price of the shares will be calculated based on 92% of the average of the lowest 5 days’ volume weighted average prices of the 20 trading days prior to the payment date, and the shares are delivered in tranches beginning in advance of the applicable payment date.  As of September 30, 2011, the Company had issued 3,462,559 shares of Company common stock in payment of monthly dividends and principal, including required advanced payments.

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

Upon issuance, the Preferred Shares were convertible at an initial conversion price of $2.0004. The conversion price is subject to certain weighted average adjustments upon the occurrence of specific events, including stock dividends, stock splits, combinations and reclassifications of the Company’s common stock and if (with certain exceptions) the Company issues or sells any additional shares of common stock or common stock equivalents at a price per share less than the conversion price then in effect, or without consideration.  As of September 30, 2011, the conversion price had been adjusted to $1.67.

An aggregate of $2,500,000 of the proceeds from the Preferred Offering was placed in escrow for a maximum of 2.5 years as security for the Company’s obligations relative to the Preferred Shares, and is included in other assets.

The characteristics of the Series E Preferred Stock: cumulative dividends, mandatory redemption, no voting rights, and callable by the Company, require that this instrument be treated as mezzanine equity. The Company bifurcated the fair value of the embedded conversion options and redemption options from the preferred stock since the conversion options and certain redemption options were determined to not be clearly and closely related to the Series E Preferred Stock. The Company recorded the fair value of the embedded conversion and redemption options as long-term derivative liabilities as the conversion price is not fixed and the forced redemption option contains substantial premiums over the stated dividend rate for the preferred stock. The Company also recorded the fair value of the warrants as a long-term derivative liability as the number of warrant shares and exercise price of the warrants is not fixed. The Series E Preferred Stock was discounted by the fair value of the derivatives liabilities. The fair value of the preferred stock (net of issuance costs and discounts), the embedded derivatives, and warrant derivative were approximately $5,475,600, $783,400 and $126,900, respectively, as of September 30, 2011.  The Company will report changes in the fair value of the embedded derivatives and warrant derivative in earnings within other income (expense), net. The discount and issuance costs on the preferred stock will be amortized through May 20, 2013 using the effective interest method and will be reflected within interest expense. For the nine months ended September 30, 2011, the Company recorded a decrease in the fair value of the embedded derivatives of approximately $1,498,400 and a decrease in the warrant derivative of approximately $148,400.  For the three months ended September 30, 2011, the Company recorded a decrease in the fair value of the embedded derivatives of approximately $1,150,300 and a decrease in the warrant derivative of approximately $213,000.

Note 9 – Shareholders’ Equity

Common Stock:

The authorized common stock of the Company is 500 million shares, par value $0.001 per share.

On March 3, 2011, the Company consummated a private placement pursuant to which five persons and entities acquired an aggregate of 2,343,750 shares of Common Stock for an aggregate consideration of $3,000,000 (purchase price $1.28 per share). The investors included Steven S. Myers (one of the Company’s directors) (who purchased 390,625 shares) and Dr. Andrew L. Pecora (the Chief Medical Officer of the Company’s subsidiary PCT, who is also now the Chief Medical Officer of NeoStem, and the Chief Scientific Officer of Amorcyte) (who purchased 78,125 shares). On April 5, 2011, the Company consummated a private placement pursuant to which nine persons and entities acquired an aggregate of 1,244,375 shares of Common Stock for an aggregate consideration of approximately $1,592,800 (purchase price $1.28 per share).  On June 13, 2011 the Company consummated a private placement pursuant to which one entity acquired 781,250 shares of Common Stock for an aggregate consideration of $1,000,000 (purchase price $1.28 per share).  On July 6, 2011, three then key Amorcyte stockholders (including a fund managed by a then Amorcyte director) invested an aggregate of $728,000 in a private placement of 568,750 shares of Common Stock (purchase price $1.28 per share).

On July 22, 2011, the Company completed an underwritten offering of 13,750,000 units at a purchase price of $1.20 per unit, with each unit consisting of one share of Common Stock and a five year warrant to purchase 0.75 of a share of Common Stock at an exercise price of $1.45 per share (the “Offering”).  The Company sold securities in the Offering under the Company’s previously filed shelf registration statement on Form S-3 (333-173855), which was declared effective by the Securities and Exchange Commission on June 13, 2011.  Lazard Capital Markets LLC (“Lazard”) and JMP Securities LLC (“JMP”) acted as representatives of the underwriters named in an Underwriting Agreement, dated as of July 19, 2011, by and among the Company, Lazard, JMP and such underwriters.  The Company received gross proceeds of $16,500,000, prior to deducting underwriting discounts and offering expenses payable by the Company, for net proceeds of approximately $14,667,000.

On September 28, 2011, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provides that, subject to certain terms and conditions, Aspire Capital is committed to purchase up to an aggregate of $20.0 million worth of shares of the Company’s common stock over the 24-month term of the Purchase Agreement. At the Company’s discretion, it may present Aspire Capital with purchase notices under the Purchase Agreement from time to time, to purchase the Company’s Common Stock, provided certain price and other requirements are met. The purchase price for the shares of stock will be based upon one of two formulas set forth in the Purchase Agreement depending on the type of purchase notice we submit to Aspire Capital from time to time, and will be based on market prices of the Company's common stock (in the case of regular purchases) or a discount of 5% applied to volume weighted average prices (in the case of VWAP purchases), in each case as determined by parameters defined in the agreement.   The Company and Aspire Capital shall not effect any sales under the Purchase Agreement on any date where the closing sales price is less than 75% of the closing sales price on the business day immediately preceding the date of the Purchase Agreement. The Company’s net proceeds will depend on the purchase price and the frequency of the Company’s sales of shares to Aspire Capital; provided, however, that the maximum aggregate proceeds from sales of  shares is $20.0 million, and the maximum number of shares that may be sold may not exceed 18,747,906 shares unless shareholder approval is obtained.  The Company’s delivery of purchase notices will be made subject to market conditions, in light of the Company’s capital needs from time to time and under the limitations contained in the Purchase Agreement. As consideration for entering into the Purchase Agreement, effective September 30, 2011, we issued 990,099 shares of our Common Stock to Aspire Capital (the “Commitment Shares”). The issuance of shares of common stock to Aspire Capital pursuant to the Purchase Agreement, including the Commitment Shares, and the sale of those shares from time to time by Aspire Capital to the public, are covered by an effective shelf registration statement on Form S-3.

Warrants:

The Company has issued common stock purchase warrants from time to time to investors in private placements and public offerings, and to certain vendors, underwriters, placement agents and consultants of the Company. A total of 35,208,817 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of September 30, 2011 at prices ranging from $0.50 to $7.00 and expiring through January 2018.

During the three and nine months ended September 30, 2011 and 2010, the Company issued warrants for services as follows ($ in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Number of Common Stock Purchase Warrants Issued	-	25,000	370,000	627,000

Value of Common Stock Purchase Warrants Issued	$-	$32.9	$289.5	$772.2

The weighted average estimated fair value of warrants issued for services in the three and nine months ended September 30, 2011 was $0 and $0.78, respectively. The fair value of warrants at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of the Company’s stock. The expected term is based upon the contractual term of the warrants.

The range of assumptions used in calculating the fair values of warrants issued for services during the three and nine months ended September 30, 2011 and 2010, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected term (in years)	3 to 5	5	3 to 5	4 to 5

Expected volatility	81% - 83%	91% - 96%	80% - 86%	91% - 99%

Expected dividend yield	0%	0%	0%	0%

Risk-free interest rate	0.42% - 1.53%	1.27% - 1.60%	0.42% - 2.24%	1.27% - 2.04%

Activity related to warrants outstanding was as follows:

				Weighted
				Average
			Weighted	Remaining
	Number of		Average	Contractual	Aggregate
	Shares		Exercise Price	Term (years)	Intrinsic Value
Balance at December 31, 2010	21,843,507		$2.62
Granted	13,812,939	*	2.23
Exercised	-		-
Expired	(447,629)		6.18
Cancelled	-		-
Balance at September 30, 2011	35,208,817		2.41	2.9	$3,600

Warrants Exercisable at September 30, 2011	33,933,317		2.29	2.7
* Includes 3 million warrants issued pursuant to the PCT Merger Agreement - See Note 4, and 10,312,500 warrants issued in the July 22, 2011 offering

The Company’s results include share-based compensation expense of approximately $5,600 and a benefit of $147,300 for the three months ended September 30, 2011 and 2010, respectively, and an expense of approximately $247,500 and $417,300 for the nine months ended September 30, 2011 and 2010, respectively.  The total fair value of shares vested for warrants issued for services during the three and nine months ended September 30, 2011 was approximately $60,100 and $235,800, respectively.  As of September 30, 2011, there was approximately $93,300 of total unrecognized service cost related to unvested warrants of which approximately $49,500 is related to warrants that vest over a weighted average life of 0.25 years. The remaining balance of unrecognized service cost of $43,800 is related to warrants that vest based on the accomplishment of business milestones as to which expense begins to be recognized when such milestones become probable of being achieved.

Options:

At the 2011 Annual Meeting of Shareholders of the Company held on October 14, 2011, the shareholders approved an amendment to increase the number of shares of common stock authorized for issuance under the 2009 Equity Compensation Plan (the “2009 Equity Plan”) from 17,750,000 to 23,750,000.  Effective October 14, 2011, concurrent with shareholder approval to increase the number of shares of common stock authorized for issuance under the 2009 Equity Plan by 6,000,000, the Company’s Board of Directors authorized a decrease in the shares available for issuance under the Non-U.S, Equity Plan from 8,700,000 to 5,700,000.

The Company’s results include share-based compensation expense of approximately $831,400 and $2,453,100 for the three months ended September 30, 2011 and 2010, respectively, and approximately $5,631,400 and $5,982,500 for the nine months ended September 30, 2011 and 2010, respectively. Options vesting on the accomplishment of business milestones will not be recognized for compensation purposes until such milestones are deemed probable of accomplishment. At September 30, 2011 there were options to purchase 654,928 shares outstanding that will vest upon the accomplishment of business milestones and will be accounted for as an operating expense when such business milestones are deemed probable of accomplishment.

On April 4, 2011, the Company entered into an amendment of its May 26, 2006 employment agreement with Dr. Robin L. Smith, pursuant to which, as previously amended (the “Agreement”), Dr. Smith serves as Chairman of the Board and Chief Executive Officer of the Company. Pursuant to the amendment, (i) the term of the Agreement was extended from December 31, 2011 to December 31, 2012; (ii) Dr. Smith will receive cash bonuses on October 1, 2011 and 2012 in the minimum amount of 110% of the prior year’s bonus; (iii) a failure to renew the Agreement at the end of the term regardless of reason shall be treated as a termination by the Company without cause; (iv) the Company shall pay Dr. Smith her base salary and COBRA premiums (a) for one year in the event of a termination of the agreement by Dr. Smith for other than good reason and (b) during any period during which she is bound by non-competition, non-solicitation or similar covenants with the Company (such payments shall not be made during the time Dr. Smith is also receiving payments under (iii) or (iv)(a)); (v) Dr. Smith was granted an option to purchase 1,500,000 shares of Common Stock at a per share exercise price equal to the closing price of the Common Stock on the date of the amendment, vesting as to 500,000 shares on each of the date of grant, December 31, 2011 and December 31, 2012; (vi) all other unvested options held by Dr. Smith were immediately vested; (vii) any vested options previously or hereafter granted to Dr. Smith during the remainder of the term shall remain exercisable following termination of employment for the full option term until the expiration date; (viii) the Company agreed that, with the exception of the period of time during which Dr. Smith is a Company affiliate and for 90 days thereafter (during which time any shares owned by or issued to Dr. Smith will bear the Company’s standard affiliate legend), the Company will not place legends on shares on Common Stock owned by Dr. Smith restricting the transfer of such shares so long as such shares are sold under an effective registration statement, pursuant to Rule 144 or are eligible for sale under Rule 144 without volume limitations; and (ix) if Dr. Smith ceases to be employed by the Company and for so long as she continues to own shares of Common Stock the sale of which would require that the current public information requirement of Rule 144 be met, the Company will use its reasonable best efforts to timely meet those requirements or obtain appropriate extensions or otherwise make available such information as is required. Except as set forth in the amendment, the Agreement remains unchanged.  Pursuant to the modification on April 4, 2011 of Dr. Smith’s stock options, the Company recognized $723,000 of incremental compensation cost during the nine months ended September 30, 2011.

The weighted average estimated fair value of stock options granted in the three and nine months ended September 30, 2011 was $0.50 and $1.10, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of the Company’s stock. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees.

The range of assumptions used in calculating the fair values of options granted during the three and nine months ended September 30, 2011 and 2010, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected term (in years)	1 to 6	2 to 10	1 to 10	2 to 10

Expected volatility	76% - 84%	91% - 99%	75% - 85%	91% - 122%

Expected dividend yield	0%	0%	0%	0%

Risk-free interest rate	0.13% - 1.82%	0.42% - 3.00%	0.13% - 3.45%	0.42% - 3.58%

Activity related to stock options outstanding under the U.S. Equity Plans was as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (years)	Intrinsic Value
Balance at December 31, 2010	9,932,214	$1.87
Granted	7,544,600	1.54
Exercised	(5,000)	1.42
Expired	-	-
Cancelled	(2,071,919)	1.74
Balance at September 30, 2011	15,399,895	1.73	7.5	$-

Options Exercisable at September 30, 2011	8,812,002	1.84	6.7

Activity related to stock options outstanding under the Non U.S. Equity Plan was as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (years)	Intrinsic Value
Balance at December 31, 2010	3,100,000	$2.02
Granted	650,000	1.74
Exercised	-	-
Expired	-	-
Cancelled	(1,400,000)	2.02
Balance at September 30, 2011	2,350,000	1.94	8.6	$-

Options Exercisable at September 30, 2011	950,000	2.07	8.3

The total fair value of shares vested during the three and nine months ended September 30, 2011 was approximately $1,169,300 and $3,973,800, respectively.

The number of remaining shares authorized to be issued under the various equity plans at September 30, 2011 are as follows:

		Non US Equity
	US Equity Plan	Plan
Shares Authorized for Issuance under 2003 Equity Plan	2,500,000	-
Shares Authorized for Issuance under 2009 Equity Plan	17,750,000	-
Shares Authorized for Issuance under Non US Equity Plan	-	8,700,000
	20,250,000	8,700,000
Outstanding Options - US Equity Plan	(15,399,895)	-
Exercised Options	(97,500)	-
Outstanding Options - Non US Equity Plan	-	(2,350,000)
Restricted stock or equity grants issued under Equity Plans	(2,479,085)	(885,000)
Total common shares remaining to be issued under the Equity Plans	2,273,520	5,465,000

As of September 30, 2011, there was approximately $6,515,400 of total unrecognized compensation costs related to unvested stock option awards of which approximately $5,776,100 is related to stock options that vest over a weighted average life of 1.9 years. The remaining balance of unrecognized compensation costs of $739,300 is related to stock options that vest based on the accomplishment of business milestones which expense begins to be recognized when such milestones become probable of being achieved.  Effective October 14, 2011, concurrent with shareholder approval to increase the number of shares of common stock authorized for issuance under the 2009 Equity Plan by 6,000,000, the Company’s Board of Directors authorized a decrease in the shares available for issuance under the Non-U.S, Equity Plan from 8,700,000 to 5,700,000.

Changes in Stockholders Equity:

The changes in Stockholders Equity for the nine months ended September 30, 2011 were as follows:

	Series B Convertible
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Deficit	Non- Controlling Interest in Subsidiary	Total
Balance at January 1, 2011	10,000	$100	64,221,130	$63,813	$141,137,522	$2,779,066	$(95,320,620)	$37,827,738	$86,487,619
Exercise of stock options	-	-	5,000	5	7,095	-	-	-	7,100
Share-based compensation	-	-	2,394,530	2,395	8,162,419	-	-	-	8,164,814
Proceeds from issuance of common stock	-	-	19,678,224	19,678	21,148,004	-	-	-	21,167,682
Shares issued for charitable contribution	-	-	-	408	606,955	-	-	-	607,363
Repayment of Series E Preferred Principal and Dividends	-	-	3,462,559	3,462	3,404,477	-	(508,070)	-	2,899,869
Foreign currency translation	-	-	-	-	-	2,222,569	-	(9,652)	2,212,917
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	559,079	559,079
Dividends to related party	-	-	-	-	-	-	-	(11,726,099)	(11,726,099)
Technology contributed to Athelos by Non-Controlling Interest	-	-	-	-	920,000	-	-	230,000	1,150,000
Net loss attributable to NeoStem, Inc.	-	-	-	-	-	-	(28,287,815)	-	(28,287,815)
Shares issued in PCT Merger	-	-	10,600,000	10,600	17,189,400	-	-	-	17,200,000
Balance at September 30, 2011	10,000	$100	100,361,443	$100,361	$192,575,872	$5,001,635	$(124,116,505)	$26,881,066	$100,442,529

Note 10 – Income Taxes

The Tax Reform Act of 1986 enacted a complex set of rules limiting the utilization of net operating loss carryforwards (“NOL”) to offset future taxable income following a corporate ownership change. The Company’s ability to utilize its NOL carryforwards is limited following a change in ownership in excess of fifty percentage points during any three-year period.

Since the year 2000, the Company has had several changes in ownership which has resulted in a limitation on the Company’s ability to apply net operating losses to future taxable income and future ownership changes could result in additional limitations. At December 31, 2010, the Company had net operating loss carryforwards of approximately $39,590,500 applicable to future Federal income taxes. The tax loss carryforwards are subject to annual limitations and expire at various dates through 2030. The Company has recorded a full valuation allowance against its net deferred tax asset because it is more likely than not that such deferred tax assets will not be realized.

The income tax provision for the three and nine months ended September 30, 2011 and 2010 is related to foreign taxes for our operations in China.

Note 11 – Segment Information

The Company’s financial information broken down by reportable segment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Pharmaceutical Manufacturing - China	$15,513.0	$16,384.5	$49,806.0	$51,528.7
Cell Therapy - United States	2,177.0	61.1	5,837.0	157.6
Regenerative Medicine - China	66.1	30.0	215.0	30.0
	$17,756.1	$16,475.6	$55,858.0	$51,716.3
Loss from operations
Pharmaceutical Manufacturing - China	$717.9	$2,552.6	$3,480.1	$9,302.3
Cell Therapy - United States	(2,996.1)	(2,304.6)	(9,957.7)	(6,917.2)
Regenerative Medicine - China	(681.8)	(321.9)	(1,847.1)	(1,058.7)
Corporate office	(4,420.3)	(5,669.9)	(17,049.7	(13,181.4)
	$(7,380.3)	$(5,743.8)	$(25,374.4)	$(11,855.0)

Total assets	September 30, 2011	December 31, 2010
Pharmaceutical Manufacturing - China	$124,045.0	$125,458.1
Cell Therapy - United States	28,445.4	1,101.9
Regenerative Medicine - China	2,640.0	4,949.8
Corporate office	13,084.3	11,514.9
	$168,214.7	$143,024.7

Note 12 – Related Party Transactions

At September 30, 2011, Erye owed EET, the 49% shareholder of Erye, $20,534,100 which represents dividends paid and loaned back to Erye.  At September 30, 2011 the interest rate on this loan was 6.56%.  In June 2011 Erye paid EET approximately $875,100 consisting of the net of the following: $1,115,000 of unpaid accrued interest at June 30, 2011, approximately $408,700 repayment of a non interest bearing loan due in 2011 and recovery of cash advances to EET of approximately $648,600.

Pursuant to the terms and conditions of the Erye Joint Venture Agreement, dividend distributions to EET and the Company’s subsidiary will be made in proportion to their respective ownership interests in Erye; provided, however, that for the three-year period commencing on the first day of the first fiscal quarter after the Joint Venture Agreement became effective distributions are made as follows: for undistributed profits generated subsequent to the acquisition date: (i) the 49% of undistributed profits (after tax) of the joint venture due EET will be distributed to EET and lent back to Erye to help finance costs in connection with its construction of and relocation to a new facility; and (ii) of the net profit (after tax) of the joint venture due the Company, 45% will be provided to Erye as part of the new facility construction fund and will be characterized as additional paid-in capital for the Company’s 51% interest in Erye, and 6% will be distributed to the Company which has not been paid from the 2010 distribution and is in the amount of approximately $130,000. For undistributed profits generated prior to the acquisition date: (i) the 49% of undistributed profits (after tax) of the joint venture due EET will be distributed to EET and lent back to Erye to help finance costs in connection with its construction of and relocation to a new facility; and (ii) of the net profit (after tax) of the joint venture due the Company, 51% will be provided to Erye as part of the new facility construction fund and will be characterized as additional paid-in capital for the Company’s 51% interest in Erye. It was contemplated by the Joint Venture Agreement that the construction would continue for three years.  As such, 45% of the dividend we would be entitled to by reason of our 51% ownership would remain in Erye through October 2012 to complete the relocation while EET would loan back their dividend during the same period at a prevailing bank interest rate.  Upon a liquidity event of Erye, as contemplated in the joint venture agreement, the Company will be entitled to the return of its dividend reinvestments to the extent of the proceeds generated by the liquidity event.  Repayment of such loans from EET would occur gradually after the relocation is completed.  In January 2011, a dividend totaling approximately $13,671,100 based on earnings for  Fiscal Year 2009 was declared and approximately $6,698,800 was distributed to EET and lent back to Erye and approximately $6,972,300 due the Company was reinvested and re-characterized as additional paid-in capital in the business. In April 2011, a dividend totaling $10,259,700 based on earnings for Fiscal Year 2010 was declared and approximately $5,027,300 was distributed to EET and lent back to Erye, and approximately $5,232,400 due the Company was reinvested and re-characterized as additional paid-in capital in the business.  A 10% withholding tax was required on dividends payable to the Company.  As a result, Erye withheld approximately $1,220,500 in taxes related to the Company’s Fiscal Year 2009 and 2010 dividend amounts, of which approximately $526,600 has not been paid to the local Chinese tax authorities as of September 30, 2011.

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

On July 13, 2011, NeoStem entered into the Agreement and Plan of Merger to acquire Amorcyte.  Amorcyte had originally been incorporated as a subsidiary of PCT and was spun off to PCT’s members prior to NeoStem’s January 19, 2011 acquisition of PCT.  At the time the Agreement and Plan of Merger was entered into, Dr. Pecora and Mr. Goldberger were officers of both PCT and Amorcyte.  The Amorcyte acquisition closed on October 17, 2011.

In order to accelerate Amorcyte's commencement of its Phase 2 clinical trial of AMR-001, NeoStem agreed to provide loans to Amorcyte prior to the closing of the Amorcyte Merger to be used in connection with the Phase 2 trial. Pursuant to a Loan Agreement entered into on September 9, 2011, NeoStem loaned Amorcyte prior to the closing of the Merger an aggregate of $338,500 which was applied towards the commencement of the Phase 2 trial.

Effective March 10, 2011, Matthew Henninger entered into a consulting agreement with PCT, pursuant to which Mr. Henninger was engaged for a three month term to serve as an advisor to PCT with regard to the development of the “Family Plan,” a multi-generational stem cell collection and storage service. In consideration therefor, Mr. Henninger was granted an option to purchase 150,000 shares of NeoStem Common Stock under the 2009 Plan at $1.60 per share (Black Scholes value $129,000) vesting over the term of the agreement. Pursuant to an amendment and extension of this agreement in April and May, 2011, respectively, Mr. Henninger’s term of service was extended through September 9, 2011, for which he received 75,000 shares of NeoStem Common Stock (market value $115,000), $5,000 per month for a three month period and reimbursement of health insurance premiums; in September 2011 the PCT management with approval of the Audit Committee extended the term further through December 31, 2011, in connection with which Mr. Henninger received a $25,000 bonus related to prior performance, a monthly fee of $10,000 and continued insurance reimbursement. Mr. Henninger is in an exclusive relationship with the CEO of NeoStem.

During the nine months ended September 30, 2011, the Company contributed to The Stem for Life Foundation, a Pennsylvania nonprofit corporation classified as a tax-exempt organization under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended (the “Code”) and as a public charity under Section 509(a)(1) and 170(b)(1)(A)(vi) of the Code (the “Foundation”), whose mission is to promote public awareness, fund research and development and subsidize stem cell collection and storage programs, 407,600 shares of previously issued restricted common stock with a fair value of approximately $607,400. The contribution of such securities was subject to the approval of the Board of Directors and the Audit Committee.  The Company’s CEO and Chairman is President and a Trustee of the Foundation, its General Counsel is Secretary and a Trustee of the Foundation and its Chief Financial Officer is Treasurer of the Foundation.

Note 13 – Commitments and Contingencies

The Company leases office and laboratory facilities and certain equipment under certain noncancelable operating leases that expire from time to time through 2015.  A summary of future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year as of September 30, 2011 are as follows (in thousands):

Lease Commitments:

Years ended	Operating Leases
2011	$383.8
2012	1259.1
2013	898.3
2014	629.5
2015	587.0
Thereafter	857.2
Total minimum lease payments	$4,614.9

Expense incurred under operating leases was approximately $535,300 and $1,672,600 for the three and nine months ended September 30, 2011, respectively, and $522,800 and $1,139,400 for the three and nine months ended September 30, 2010, respectively.

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

In connection with the issuance to investors and service providers of many of the shares of the Company’s common stock and warrants to purchase common stock previously disclosed and described herein, the Company granted the holders registration rights providing for the registration of such shares of common stock and shares of common stock underlying warrants on a registration statement to be filed with the Securities and Exchange Commission (“SEC”) so as to permit the resale of those shares. Certain of the registration rights agreements provided for penalties for failure to file or failure to obtain an effective registration statement. With respect to satisfying its obligations to the holders of these registration rights, the Company has been in various situations. The Company had previously filed a registration statement as required for some of the holders, and in May 2011 filed a registration statement for all of the holders (except for holders whose shares of Common Stock were currently salable under Rule 144 of the Securities Act or who waived certain rights); such registration statement was declared effective by the SEC on September 30, 2011. The Company has certain obligations to maintain the effectiveness of this registration statement.  Certain holders who had outstanding registration rights had previously waived their registration rights or were subject to lock-up agreements. No holder has yet asserted any claim against the Company with respect to a failure to satisfy any registration obligations. Were someone to assert a claim against the Company for breach of registration obligations, the Company believes it has several defenses that would result in relieving it from some or any liability, although no assurances can be given. The Company also notes that damage claims may be limited, as (i) most shares of Common Stock as to which registration rights attached are either now registered or currently salable under Rule 144 of the Securities Act or are otherwise currently subject to other restrictions on sale and (ii) the shares of Common Stock underlying warrants with registration rights are now registered, and during much of the relevant periods the warrants with registration rights generally have been out of the money, were subject to lock-up agreements and/or the underlying shares of Common Stock were otherwise subject to restrictions on resale. Accordingly, were holders to assert claims against the Company based on breach of the Company’s obligation to register, the Company believes that the Company’s maximum exposure would not be material.

Xiangbei Welman Pharmaceutical Co., Ltd. v Suzhou Erye Pharmaceutical Co., Ltd. and Hunan Weichu Pharmacy Co., Ltd.  involves a patent infringement dispute with respect to a particular antibiotics complex manufactured by Erye (the “Product”). The Changsha Intermediate People’s Court in Hunan Province, PRC in the foregoing case rendered a judgment on May 13, 2010 against Erye as follows: (i) awarding plaintiff Xiangbei Welman damages and costs of approximately 5 million RMB (approximately $778,500) against Erye which was fully accrued for at September 30, 2011; and (ii) enjoining Erye from manufacturing, marketing and selling the Product. On March 21, 2011, Changsha Intermediate Court issued a civil decision suspending the execution of the Preliminary Injunction. Therefore, Erye is currently free to produce, sell or offer to sell the product.  Following the filing of the patent infringement dispute, in 2009 Xiangbei Welman brought a copyright infringement lawsuit against Erye claiming the package inserts with respect to the Product infringed upon their copyright and Erye was enjoined from copying and using the package inserts on the Product and selling the Product with the package inserts and Xiangbei Welman was awarded 50,000 RMB, or approximately $7,800.   In July 2011, a new copyright infringement lawsuit was brought by Xiangbei Welman against Erye claiming that Erye was not complying with the earlier judgment enjoining them from copying and using the package inserts for the Product. The Changsha Intermediate Court was applied to for property preservation and it issued a civil decision freezing Erye’s bank deposits of up to 50 million RMB, or approximately $7.8 million, or sealing up or detaining Erye’s other properties of equal value. Currently this case is pending.  As of September 30, 2011, approximately 13,744,700 RMB (approximately $2,140,000) of cash had been frozen in six bank accounts, and is classified in Other Assets.  Erye is working with their counsel to respond.  Erye has contended that jurisdiction is not proper.  A similar action was recently instituted by Welman against Erye in the Guangzhou Intermediate Court to (i) enjoin Erye from copying and using the package inserts from the Product and selling the drugs with the aforesaid package inserts and; (ii) award Welman economic losses of approximately 2,000,000 RMB (approximately $312,400) against Erye and the case is being reviewed by the Court. Welman made an application for preliminary injunction to prohibit Erye from copying and using the package inserts from the Product and selling the drugs with the aforesaid package inserts and Welman's application was denied by the Court on September 6, 2011.  Welman subsequently obtained a preliminary injunction from a lower court Guangzhou Haizhu District People’s Court in Guangzhou Province, PRC (the “Haizhu District Court”) on September 14, 2011.  But on October 28, 2011, upon the appeal by Erye, the Haizhu District Court issued a decision withdrawing the preliminary injunction.  The Company cannot reasonably assess the possibility of additional exposure above the amounts previously accrued as of September 30, 2011.

Chinese regulatory approvals – The Company has determined that it did not obtain all Chinese regulatory approvals (and associated registrations) required to reflect the legal title of its interest in Erye as being held by the proper entity within our group which is its current beneficial owner as that term is used under U.S. law.  The Company believes it has now determined what governmental approvals (and associated registrations) will need to be issued by the Suzhou Municipal Bureau of Foreign Investment and Commerce and the Suzhou Administration for Industry and Commerce to remediate these deficiencies and the Company has had counsel in China prepare these filings.  The Company’s management believes these regulatory deficiencies can be remediated within a reasonable period of time and should not delay a possible divestiture of the Company’s interests in Erye that is currently under evaluation.  However, the Company requires the cooperation of the officers of Erye, as to which no assurance can be given, and we could be compelled to seek to replace those officers or to commence legal action to obtain the required consents or otherwise move forward with requisite filings.  In addition, even if the filings are made, no assurance can be given that any unremediated regulatory deficiencies would not have an adverse effect on the operating results and liquidity of Erye and the Company and will not impede or delay efforts to divest the Company’s interest in Erye.  In addition, the remediation process is expected to trigger certain tax liabilities and penalties, however the ultimate liability will be based on future discussions with the relevant Chinese authorities.  The Company cannot reasonably assess the exposure as of September 30, 2011.

Amorcyte line of credit – On May 19, 2006, PCT entered into a line of credit agreement with Amorcyte Inc. (“Amorcyte”), an entity which was spun out of PCT in 2006, whereby PCT agreed to loan Amorcyte up to $500,000 at an annual interest rate of 5%.  The line of credit agreement was a condition to Amorcyte closing a Series A Preferred Stock Financing completed during 2006.  The Company has not loaned any amount to Amorcyte under this agreement through September 30, 2011.  The line of credit agreement expires on the earlier of (i) the date on which the Company declares the outstanding principal and accrued interest due and payable based on an event of default as defined within the agreement, or (ii) the date of closing of the first debt or equity financing of Amorcyte following the initial borrowing of the principal. These events have not occurred to date.  On October 17, 2011, the Company acquired Amorcyte pursuant to the Amorcyte Agreement and Plan of Merger, and this line of credit was cancelled.    (See Note 14).

Note 14 – Subsequent Events

The Amorcyte Merger

On October 17, 2011 (the “Closing Date”), Amo Acquisition Company I, Inc. (“Subco”), a newly-formed wholly-owned subsidiary of NeoStem, Inc. (“NeoStem” or the “Company”), merged (the “Amorcyte Merger”) with and into Amorcyte, Inc., a Delaware corporation (“Amorcyte”), in accordance with the terms of the Agreement and Plan of Merger, dated as of July 13, 2011 (the “Amorcyte Merger Agreement”), among NeoStem, Amorcyte, Subco, and Amo Acquisition Company II, LLC (“Subco II”).  As a result of the consummation of the Amorcyte Merger, Amorcyte is now a wholly-owned subsidiary of NeoStem.  Amorcyte is a development stage cell therapy company focusing on novel treatments for cardiovascular disease. Amorcyte’s lead product candidate, AMR-001, is entering a Phase 2 study for the treatment of acute myocardial infarction (AMI). We are currently recruiting trial sites in connection with the launch of this Phase 2 clinical trial which is expected to start enrolling patients by the end of first quarter of 2012.

Pursuant to the terms of the Amorcyte Merger Agreement, all of the shares of Amorcyte common stock and Amorcyte Series A Preferred Stock and all options and warrants to acquire equity of Amorcyte, issued and outstanding immediately prior to the effective time of the Amorcyte Merger (the “Effective Time”), were by virtue of the Amorcyte Merger cancelled and converted into the right to receive, in the aggregate:

(i)
5,843,483 shares of NeoStem Common Stock (reflecting certain adjustments taken at the closing, and subject to further adjustment following the closing in accordance with the Amorcyte Merger Agreement) (the “Base Stock Consideration”);

(ii)
the right to receive 4,092,768 shares of NeoStem Common Stock (the “Contingent Shares”, and together with the Base Stock Consideration, the “Stock Consideration”), which Contingent Shares will be issued only if certain specified business milestones (described below) are accomplished;

(iii)
warrants to purchase 1,881,008 shares of NeoStem Common Stock exercisable over a seven (7) year period at an exercise price of $1.466 per share (the “Warrants”) (such Warrants are redeemable in certain circumstances, and transfer of any shares of NeoStem Common Stock issued upon exercise of the Warrants will be restricted until one year after the Closing Date); and

(iv)
earn out payments equal to 10% of the net sales of Amorcyte’s lead product candidate AMR-001 (in the event of and following the date of first commercial sale of AMR-001), provided that in the event NeoStem sublicenses AMR-001, the applicable earn out payment will be equal to 30% of any sublicensing fees, and provided further that NeoStem will be entitled to recover direct out-of-pocket clinical development costs not previously paid or reimbursed and any costs, expenses, liabilities and settlement amounts arising out of claims of patent infringement or otherwise challenging Amorcyte’s right to use intellectual property, by reducing any earn out payments due by 50% until such costs have been recouped in full (the “Earn Out Payments”).

In accordance with the Amorcyte Merger Agreement, NeoStem has deposited into an escrow account with the escrow agent (who is initially NeoStem’s transfer agent), 5,843,483 shares of NeoStem Common Stock for eventual distribution to the former Amorcyte stockholders (subject to further adjustment following the closing, including in connection with any indemnification claims of NeoStem, all in accordance with the Amorcyte Merger Agreement).

The Contingent Shares will be issued to the former Amorcyte stockholders only if certain business milestones are achieved, as follows:

▪
One-third of the Contingent Shares (1,364,256 shares) will be issued upon (a) the completion of Phase 2 clinical trial for Amorcyte’s product candidate AMR-001 and (b) issuance of a statistically significant analysis demonstrating satisfaction of the primary clinical end points from the Phase 2 clinical trial, which primary clinical endpoints are described in the Phase 2 clinical trial protocol submitted by Amorcyte to the FDA on July 5, 2011.

▪	One-third of the Contingent Shares will be issued following a Type B End of Phase 2/Pre-Phase 3 meeting with the FDA wherein AMR-001 is acknowledged in writing by the FDA to be ready for Phase 3.

▪	The remaining one-third of the Contingent Shares will be issued upon the first dosing of the first patient in the pivotal Phase 3 clinical study for AMR-001.

The merger consideration described above will be distributed to Amorcyte’s former securityholders consistent with applicable liquidation preferences contained in Amorcyte’s governing documents, all in accordance with the Amorcyte Merger Agreement.

The issuance of NeoStem securities pursuant to the Amorcyte Merger Agreement was approved at the 2011 Annual Meeting of Stockholders of NeoStem held on October 14, 2011 (the “NeoStem 2011 Annual Meeting”), on which date the Amorcyte Merger also was approved at a special meeting of stockholders of Amorcyte.

The description of the Amorcyte Merger contained in this Note 14 does not purport to be complete and is qualified in its entirety by reference to the Amorcyte Merger Agreement, which is attached to NeoStem’s Joint Proxy Statement/Prospectus dated and filed with the Securities and Exchange Commission on September 16, 2011 (the “Joint Proxy Statement/Prospectus”), the Warrant Agreement between NeoStem and Continental Stock Transfer & Trust Company, and the form of Global Series AMO Warrant attached thereto, which is filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 14, 2011 (the “Form 8-K”) and the escrow agreement, which is filed as Exhibit 10.1 to the Form 8-K, respectively.

Amendment to the 2009 Plan and 2009 Non-U.S. Plan

At the NeoStem 2011 Annual Meeting, the shareholders of NeoStem duly approved an amendment to the NeoStem, Inc. 2009 Equity Compensation Plan (the “2009 Plan”) to increase the number of shares of NeoStem Common Stock authorized for issuance thereunder by 6,000,000 shares (that is, from 17,750,000 shares to 23,750,000 shares), and NeoStem thereupon effected such amendment to the 2009 Plan. Persons eligible to receive restricted and unrestricted stock awards, options, stock appreciation rights or other awards under the 2009 Plan are those employees, consultants and directors of NeoStem and its subsidiaries who, in the opinion of the Compensation Committee of NeoStem’s Board of Directors, are in a position to contribute to NeoStem’s success.  Concurrently therewith, NeoStem decreased the number of shares authorized for issuance under the NeoStem, Inc. 2009 Non-U.S. Based Equity Compensation Plan by 3,000,000 (that is, from 8,700,000 to 5,700,000).  The reduction in shares available for issuance under the 2009 Non-U.S. Plan was effected in light of the Company’s plan to focus its business on cell therapy manufacturing and development and other related activities in the United States, and the Company’s consideration of the possible divestiture of its 51% interest in Erye.  Persons eligible to receive warrants, stock appreciation rights or other awards under the 2009 Non-U.S. Plan are those service providers of NeoStem and its subsidiaries and affiliates providing services outside of the United States, including employees and consultants of NeoStem and its subsidiaries and affiliates, who, in the opinion of the Compensation Committee, are in a position to contribute to NeoStem’s success.

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

Through the Cell Therapy — United States segment, we are focused on the development of proprietary cellular therapies in oncology, immunology and regenerative medicine and becoming a single source for collection, storage, manufacturing, therapeutic development and transportation of cells for cell based medicine and regenerative science globally. Within this segment, we also are a provider of adult stem cell collection, processing and storage services in the U.S., enabling healthy individuals to donate and store their stem cells for personal therapeutic use.  In addition, the Company collects and stores cord blood cells of newborns which help to ensure a supply of autologous stem cells for the child should they be needed for future medical treatment.

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

In March 2011 PCT’s wholly owned subsidiary, Athelos, Inc. (Athelos), acquired rights and technology for a T-cell based immunomodulatory therapeutic in exchange for an approximate 20% interest in Athelos. Athelos expects to initiate Phase I studies in autoimmune disorders in 2012.

The Company further strengthened its breadth in cellular therapies through its October 17, 2011 acquisition of Amorcyte, Inc.  Amorcyte is a development stage cell therapy company focusing on novel treatments for cardiovascular disease.  Amorcyte’s lead product candidate, AMR-001, is entering a Phase 2 study for the treatment of acute myocardial infarction (AMI).  Amorcyte is currently recruiting trial sites in connection with the launch of this Phase 2 clinical trial which is expected to begin enrolling patients by the end of the first quarter of 2012.

The Company views the PCT and Amorcyte acquisitions as fundamental to building a foundation in achieving its strategic mission of capturing the paradigm shift to cell therapy.

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

We acquired our Pharmaceutical Manufacturing — China segment when on October 30, 2009, China Biopharmaceuticals Holdings, Inc. (“CBH”) merged with a wholly-owned subsidiary of NeoStem (the “Erye Merger”). As a result of the Erye Merger, NeoStem acquired CBH’s 51% ownership interest in Erye, a Sino-foreign joint venture with limited liability organized under the laws of the People’s Republic of China. Erye was founded more than 50 years ago and represents an established, vertically-integrated pharmaceutical business. Historically, Erye has concentrated its efforts on the manufacturing and distribution of generic antibiotic products. In 2010, Erye began transferring its operations to its newly constructed manufacturing facility. The relocation is continuing as the new production lines are completed and receive cGMP certification. As part of its plan to focus its business on capturing the paradigm shift to cell therapies following the January 2011 acquisition of PCT, the Company is pursuing strategic alternatives with respect to its interest in Erye.

To support our liquidity needs, the Company raised an aggregate of approximately $5.6 million in private placements of Common Stock from March 2011 to June 2011.  In addition, on July 6, 2011, three then key Amorcyte stockholders (including a fund managed by a then Amorcyte director) invested an aggregate of $728,000 in a private placement of 568,750 shares of Common Stock (purchase price $1.28 per share)  and on July 22, 2011, the Company completed an underwritten offering of 13,750,000 units at a purchase price of $1.20 per unit, with each unit consisting of one share of Common Stock and a five year warrant to purchase 0.75 of a share of Common Stock at an exercise price of $1.45 per share (the “Offering”).   The Company received gross proceeds of $16,500,000 prior to deducting underwriting discounts and offering expenses payable by the Company, for net proceeds of approximately $14,667,000.

Results of Operations

Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months Ended September 30, 2010

Revenue and Cost of Revenue

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

For the three months ended September 30, 2011, total revenues were approximately $17,756,100 compared to approximately $16,475,600 for the three months ended September 30, 2010. Revenues for the three months ended September 30, 2011 and 2010, respectively, were comprised of the following (in thousands):

	Three Months Ended September 30,
	2011	2010
Pharmaceutical Manufacturing - China	$15,513.0	$16,384.5
Cell Therapy - United States	2,177.0	61.1
Regenerative Medicine - China	66.1	30.0
	$17,756.1	$16,475.6

•
Revenues for our Pharmaceutical Manufacturing – China reporting segment were approximately $15,513,000 representing a decrease of approximately $871,500 or 5%. The decrease was primarily due to a strategic decision to adjust the product mix, decreasing sales of certain pharmaceutical intermediates to other pharmaceutical manufacturers in order to create capacity for higher margin products in the future, which resulted in 5% reduction in overall sales.  As an example, in Q1 2011 Erye  introduced two new products, omeprazole and cloxacillin which are expected to contribute to higher margins than the discontinued pharmaceutical intermediates, and we have several other products under development that may be introduced over the next three to four years.  Revenues from sales of antibiotics, cephalosporins and other therapeutic products declined approximately 8% compared  to the same period for 2010 due primarily from the impact of specific policies on volume control for certain drugs, including ongoing restriction on antibiotics, and the average price of antibiotics and cephalosporins decreased revenues by approximately 2%, which were offset by increased revenues resulting from changes in foreign exchange rates between the Chinese RMB and United States dollar by approximately 6%.  We recognize that there will be continuous price pressure on Erye as over 70% of Erye’s manufactured drugs are on China’s essential drug list. There has been evidence of such price pressure – i.e., on March 2, 2011 the National Development and Reform Commission issued price cuts for medical insurance drugs which substantially impacts two of Erye’s drugs. We anticipate that Piperacillin Sodium and Sulbactam Sodium will experience as much as a 50% price decline while the price of Ligustrazine Phosphate may be reduced by approximately 75%. As of September 30, 2011, the price reduction experienced by Erye on these products was approximately 20%.  During the three months ended September 30, 2011 Piperacillin Sodium and Sulbactum Sodium accounted for approximately 4% of sales and Ligustrazine Phosphate accounted for approximately 1% of sales. Recently, the Ministry of Health issued, for public comment, a draft policy “Administrative Measures on Clinical Use of Antibiotics” to curb their overuse.  The proposed guidelines set forth three categories of antibiotics, which include 1) restricted, 2) non-restricted, and 3) special-use only.  It has been projected that the limitation of antibiotic usage in China will reduce the historical compound annual growth rate which has been approximately 20%.*  It has been estimated that China’s population consumes about ten times the global per capita average of antibiotics.*  These regulations have not been finalized but issuance of a draft policy has created uncertainty on the part of distributors and has reduced purchases by distributors and in part has contributed to sales reductions in Q3, 2011.

*  Derived from the October 12, 2011 China Healthcare report, published by Deutsche Bank, AG.

•
The increase in revenue for our Cell Therapy – United States reporting segment is due to revenues generated by PCT which was acquired in January 2011, and whose revenues totaled approximately $2,151,200.

•
The cost of revenue was approximately $13,840,700 representing an increase of approximately $2,607,900 compared with the prior year period.  The cost of revenue in the Pharmaceutical Manufacturing – China reporting segment was approximately $11,905,100 and increased 6% over the same period in 2010. The strategic decision to discontinue manufacturing low margin pharmaceutical intermediates in order to free up capacity for higher margin products in the future decreased the cost of manufacturing by 2%.  This reduction in cost was offset by increases in the cost of manufacturing of antibiotics and cephalosporins and other therapeutic products of approximately 2% due to the impact of the increased costs associated with the new plant and an increase in amortization expense associated with intangible assets acquired in the Erye Merger. This increase in manufacturing costs is expected to continue to have a negative impact until an increase in sales of higher margin products is realized.  Increases in the exchange rate between the Chinese RMB and the United States dollar increased cost of revenue by 6%. The cost of revenue for Cell Therapy – United States reporting segment was $1,891,300 an increase of approximately $1,870,200 principally related to the cost of revenue for PCT and the cost of revenue for Regenerative Medicine – China reporting segment constituted the remaining balance.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

For the nine months ended September 30, 2011, total revenues were approximately $55,858,000 compared to approximately $51,716,300 for the nine months ended September 30, 2010. Revenues for the nine months ended September 30, 2011 and 2010, respectively, were comprised of the following (in thousands):

	Nine Months Ended September 30,
	2011	2010
Pharmaceutical Manufacturing - China	$49,806.0	$51,528.7
Cell Therapy - United States	5,837.0	157.6
Regenerative Medicine - China	215.0	30.0
	$55,858.0	$51,716.3

•
Revenues for our Pharmaceutical Manufacturing – China reporting segment were approximately $49,806,000 representing a decrease of approximately $1,722,700 or 3%. This decrease was primarily due to a strategic decision by management to discontinue selling certain pharmaceutical intermediates to other pharmaceutical manufacturers, in order to create capacity within the existing production lines for higher margin products in the future, this reduced Erye’s sales approximately 11%. Revenues from sales of antibiotics, cephalosporins and other therapeutic products increased approximately 3%.  The balance of the change in revenue year over year is due to increases in the exchange rate between the Chinese RMB and the United States dollar which increased sales volume 5%. Overall the average price of products sold for the nine months ended September 30, 2011 increased approximately 1% in comparison to products sold in the same period last year. However, we recognize that there will be continuous price pressure on Erye as over 70% of Erye’s manufactured drugs are on China’s essential drug list. There has been evidence of such price pressure – i.e., on March 2, 2011 the National Development and Reform Commission issued price cuts for medical insurance drugs which substantially impacts two of Erye’s drugs. We anticipate that Piperacillin Sodium and Sulbactam Sodium will experience as much as a 50% price decline while the price of Ligustrazine Phosphate may be reduced by approximately 75%. As of September 30, 2011 the price reduction experienced by Erye on these products was approximately 20%.  During the nine months ended September 30, 2011 Piperacillin Sodium and Sulbactum Sodium accounted for approximately 1% of sales and Ligustrazine Phosphate accounted for approximately 4% of sales.  Recently, the Ministry of Health issued, for public comment, a draft policy “Administrative Measures on Clinical Use of Antibiotic Drugs” to curb their overuse.  The proposed guidelines set forth three categories of antibiotics, which include 1) restricted, 2) non-restricted, and 3) special-use only.  It has been projected that the limitation of antibiotic usage in China will reduce the historical compound annual growth rate which has been approximately 20%.*  It has been estimated that China’s population consumes about ten times the global per capita average of antibiotics.*  These regulations have not been finalized but issuance of a draft policy has created uncertainty on the part of distributors and has reduced purchases by distributors and in part has contributed to sales reductions in 2011.  The increase in revenue for our Cell Therapy – United States reporting segment is due to revenues generated by PCT which was acquired in January 2011, and whose revenues totaled approximately $5,571,500.

•
The cost of revenue was approximately $41,637,000 representing an increase of approximately $6,621,400 compared with the prior year period.  The cost of revenue for Pharmaceutical Manufacturing – China reporting segment was approximately $36,207,100 representing an increase of 4% over the same period in 2010. The strategic decision to discontinue low margin pharmaceutical intermediates and free up capacity for higher margin products in the future decreased the cost of manufacturing by 12%; however, this reduction in cost was significantly offset by increases in the cost of  manufacturing of antibiotics and cephalosporins and other therapeutic products resulting from  the  impact of the increased costs  associated with the new plant and an increase in amortization expense associated with intangible assets acquired in the Erye Merger. This increase in manufacturing costs is expected to continue to have a negative impact until an increase in sales of higher margin products is realized. Increases in the exchange rate between the Chinese RMB and the United States dollar increased cost of revenue by 5%. The cost of revenue for Cell Therapy – United States reporting segment was approximately $5,336,100 and the cost of revenue for Regenerative Medicine – China reporting segment constituted the remaining balance.

*  Derived from the October 12, 2011 China Healthcare report, published by Deutsche Bank, AG.

Operating Expenses

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

For the three months ended September 30, 2011 operating expenses totaled approximately $11,295,700 compared to approximately $10,986,600 for the three months ended September 30, 2010, representing an increase of approximately $309,100 or 3%.

Historically, to minimize our use of cash, we have used a variety of equity and equity-linked instruments to pay for services and to incentivize employees, consultants and other service providers. The use of these instruments has resulted in significant charges to the results of operations. In general, these equity and equity-linked instruments were used to pay for employee and consultant compensation, director fees, marketing services, investor relations and other activities. For the three months ended September 30, 2011, the use of equity and equity-linked instruments to pay for such expenses resulted in charges to selling, general, administrative, and research expenses of approximately $1,530,700 representing a decrease of approximately $1,205,672 over the three months ended September 30, 2010.

For the three months ended September 30, 2011, our selling, general, and administrative expenses were approximately $8,812,500 compared to approximately $9,306,600 for the three months ended September 30, 2010, representing a decrease of approximately $494,100 or 5%.  Equity-based compensation included in selling, general and administrative expenses for the three months ended September 30, 2011 was approximately $1,647,500, compared to approximately $2,750,300 for the three months ended September 30, 2010.  Overall, the increase in selling, general and administrative expenses was primarily due to the following:

•
A decrease of approximately $451,800 in the Cell Therapy – United States reporting segment, comprised of (i) a decrease of approximately $1,102,800 related to employee, director and consultant equity compensation; and (ii) a decrease of approximately $576,100 in selling and marketing expenses in connection with our adult stem cell collection efforts.  These decreases were partially offset by an increase of approximately $1,119,300 related to new operating expenses as a result of our acquisition of PCT in January 2011.

•	A decrease of approximately $287,300 in our Pharmaceutical Manufacturing – China reporting segment.

•	An increase of approximately $244,900 in our Regenerative Medicine – China reporting segment.

For the three months ended September 30, 2011, our research and development expenses were approximately $2,483,300 compared to approximately $1,679,900 for the three months ended September 30, 2010, representing an increase of approximately $803,300 or 48%.  Equity-based compensation included in research and development expenses for the three months ended September 30, 2011 reflected a credit of approximately $116,800, compared to a credit of approximately $14,000 for the three months ended September 30, 2010, which is primarily due to the fair value remeasurement of consultant equity awards.  Overall, the increase in research and development expenses was primarily due to the following:

•
A decrease of approximately $139,400 in the Cell Therapy – United States reporting segment as a result of reduced internal research activities in our VSEL™ Technology, subletting a portion of the VSEL laboratory and focusing on supporting VSEL research activities with our external research collaborators.

•	An increase of approximately $536,900 in our Pharmaceutical Manufacturing – China reporting segment as a result of increased clinical development efforts on products under development.

•
An increase of approximately $127,000 in our Regenerative Medicine – China reporting segment due to the recovery of certain expenses incurred in prior years that were refunded to us during the quarter, offset by increased costs of operating the Beijing laboratory.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

For the nine months ended September 30, 2011 operating expenses totaled approximately $39,595,400 compared to approximately $28,555,800 for the nine months ended September 30, 2010, representing an increase of approximately $11,039,600 or 39%.  For the nine months ended September 30, 2011, the use of equity and equity-linked instruments to pay for such expenses resulted in charges to selling, general, administrative, and research expenses of $7,985,800, representing an increase of approximately $1,135,400 over the nine months ended September 30, 2010.

For the nine months ended September 30, 2011, our selling, general, and administrative expenses were approximately $31,828,400 compared to approximately $23,442,300 for the nine months ended September 30, 2010, representing an increase of approximately $8,386,200 or 36%.  Equity-based compensation included in selling, general and administrative expenses for the nine months ended September 30, 2011 were approximately $7,485,100, compared to approximately $6,123,200 for the nine months ended September 30, 2010.  Overall, the increase in selling, general and administrative expenses was primarily due to the following:

•
An increase of approximately $5,968,100 in the Cell Therapy – United States reporting segment, comprised of (i) an increase of approximately $1,361,900 related to employee, director and consultant equity compensation, including approximately $722,900 related to the modification of stock option awards to our CEO in April 2011; (ii) an increase of approximately $3,022,800 related to new operating expenses as a result of our acquisition of PCT; (iii) an increase of approximately $1,562,200 in legal, accounting, and other professional fees, including expenses relating to the Company’s strategic shift towards cell therapy initiatives; (iv) an increase of approximately $607,400 due to a one-time charitable contribution paid in equity during the three months ended March 31, 2011 to a foundation for which our CEO is President and Trustee, General Counsel is Secretary and Trustee and CFO is Treasurer; and (v) an increase of approximately $1,240,100 related to administrative activities. These increases were partially offset by a decrease of approximately $1,219,000 in selling and marketing expenses in connection with our adult stem cell collection efforts.

•
An increase of approximately $1,672,000 in our Pharmaceutical Manufacturing – China reporting segment, comprised of (i) a $1,186,100 increase in taxes related to withholding taxes paid on two dividends declared (in January, 2011 and April, 2011) that were retained in the business, (ii) an increase of approximately $518,800 in selling and marketing expenses, and (iii) an increase of approximately $1,153,100 related to administrative activities.

•	An increase of approximately $746,100 in our Regenerative Medicine – China reporting segment, comprised primarily of an increase of approximately $732,300 related to administrative activities.

For the nine months ended September 30, 2011, our research and development expenses were approximately $7,767,000 compared to approximately $5,113,300 for the nine months ended September 30, 2010, representing an increase of approximately $2,653,700 or 52%.  Equity-based compensation included in research and development expenses for the nine months ended September 30, 2011 was approximately $500,800, compared to approximately $727,300 for the nine months ended September 30, 2010.  Overall, the increase in research and development expenses was primarily due to the following:

•
An increase of approximately $1,347,400 in our Cell Therapy – United States reporting segment, comprised primarily of an in-process research and development charge of approximately $1,150,000 related to the acquisition of certain intellectual properties in the area of T-Cell regulation from Becton, Dickinson and Company in March 2011.

•	An increase of approximately $1,152,200 in our Pharmaceutical Manufacturing – China reporting segment as a result of increased clinical development efforts on products under development.

•
An increase of approximately $154,000 in our Regenerative Medicine – China reporting segment due to the recovery of certain expenses incurred in prior years that were refunded to us during the quarter, offset by increased costs of operating the Beijing laboratory.

Other Income and Expense

For the three and nine months ended September 30, 2011, the Company recognized interest expense of approximately $1,305,800 and $3,168,100, respectively, compared with approximately $10,700 and $25,400 for the three and nine months ended September 30, 2010.  The increase is primarily related to amortization of debt discount of approximately $574,500 and $1,903,700 for the three and nine months ended September 30, 2011, respectively, associated with the Convertible Redeemable Series E Preferred Stock that was issued in November 2010, which is being accounted for as mezzanine equity.  For the three and nine months ended September 30, 2011, interest expense of approximately $329,500 and $855,700 respectively was recorded as a result of a loan to Erye from its minority shareholder of which approximately $0 and $235,700, respectively was capitalized as part of the cost of construction of Erye’s new manufacturing plant. For the three and nine months ended September 30, 2011, interest of approximately $343,500 and $474,300 respectively was interest expense associated with bank loans obtained by Erye totaling approximately $7,810,000 at September 30, 2011. In addition, interest expense includes, for the three and nine months ended September 30, 2011, interest of approximately $49,800 and $144,500 respectively for mortgage loans for PCT’s Allendale facility.

Other income for the three and nine months ended September 30, 2011 net totaled approximately $1,383,800 and $1,721,400 respectively which primarily related to the revaluation of derivative liabilities that have been established in connection with the Convertible Redeemable Series E Preferred Stock.  Other income for the three and nine months ended September 30, 2010 net totaled approximately $45,800 and $31,300, respectively.

Provision for Taxes

The income tax provision for the three and nine months ended September 30, 2011 and 2010 is related to foreign taxes for our operations in China.

The provision for income taxes and the realization of deferred tax liability for Pharmaceutical Manufacturing – China is based on, for the three and nine months ended September 30, 2011, a statutory rate of 25% and, for the three and nine months ended September 30, 2010, a statutory rate of 12.5%.

Dividends on Preferred Stock

The Convertible Redeemable Series E Preferred Stock calls for annual dividends of 7% based on the stated value of the preferred stock and for the three and nine months ended September 30, 2011 we recorded dividends of approximately $150,700 and $508,100, respectively. In the nine months ended September 30, 2010 the Company recorded dividends of approximately $153,500 on the Convertible Redeemable Series C Preferred Stock which called for an annual dividend of 5% based on the stated value of the preferred stock. The Convertible Redeemable Series C Preferred Stock was converted into NeoStem Common Stock in May 2010.

Noncontrolling Interests

In connection with accounting for the Company’s 51% interest in Erye, we account for the 49% minority shareholder share of Erye’s net income with a charge to Noncontrolling Interests. For the three months ended September 30, 2011 Erye’s minority shareholders’ share of net loss totaled approximately $53,200.  For the nine months ended September 30, 2011, Erye’s minority shareholders’ share of net income totaled approximately $796,200.  In addition, the Company acquired rights to use patents under licenses from Becton, Dickinson and Company in March 2011, in exchange for an approximately 20% interest in PCT’s Athelos subsidiary.  Noncontrolling interest also reflects Becton’s share of losses incurred by Athelos during the three and nine months ended September 30, 2011 of approximately $35,000 and $237,100 respectively.

Liquidity and Capital Resources

At September 30, 2011 we had a cash balance of approximately $11,713,300, working capital of approximately $13,581,000, and shareholders’ equity of approximately $73,561,500.

During the nine months ended September 30, 2011, we met our immediate cash requirements through existing cash balances, private placements and a public offering of our common stock which raised an aggregate of approximately $21,167,700, the issuance of notes payable for our operations in China and the use of equity and equity-linked instruments to pay for services and compensation.

We incurred a net loss of approximately $7,497,100 and approximately $28,795,900 for the three and nine months ended September 30, 2011, respectively. The following chart represents the net funds provided by or used in operating, financing and investing activities for each period indicated:

	Nine Months Ended September 30,
	2011	2010
Net cash used in operating activities	$(17,522.4)	$(3,175.7)
Net cash used in investing activities	$(3,127.9)	$(11,019.1)
Net cash provided by financing activities	$16,516.5	$10,993.3

Operating Activities

Our cash used for operating activities in the nine months ended September 30, 2011 totaled approximately $17,522,400, which is the sum of (i) our net loss, adjusted for non-cash expenses totaling $9,481,800 which includes, principally, common stock, common stock options and common stock purchase warrants issued for services rendered and charitable contribution in the aggregate amount of approximately $8,772,200, depreciation and amortization of approximately $6,755,000, the write-off of in process research and development of approximately $1,150,000, amortization of Preferred Stock discount and issuance cost of approximately $1,903,700, and (ii) changes in operating assets and liabilities of approximately $6,810,400.

Investing Activities

During the nine months ended September 30, 2011, we spent approximately $5,453,900 for property and equipment principally related to the construction of Erye’s new manufacturing facility.

During the nine months ended September 30, 2010, we spent approximately $12,510,600 for property and equipment. Erye was building a new production facility and during the nine months ended September 30, 2010, $10,821,400 was spent on construction.  In March 2010, we initiated construction of our stem cell laboratory in Beijing and spent $852,200 for the nine months ended September 30, 2010.  The balance of our capital expenditures was spent on equipping our laboratory in Boston and other Company stem cell operations in China.

Financing Activities

On March 3, 2011, the Company consummated a private placement pursuant to which five persons and entities acquired an aggregate of 2,343,750 shares of Common Stock for an aggregate consideration of $3,000,000 (purchase price $1.28 per share). On April 5, 2011, the Company consummated a private placement pursuant to which nine persons and entities acquired an aggregate of 1,244,375 shares of Common Stock for an aggregate consideration of $1,592,800 (purchase price $1.28 per share).  On June 13, 2011, the Company consummated a private placement pursuant to which one entity acquired 781,250 shares of Common Stock for an aggregate consideration of $1,000,000 (purchase price $1.28 per share). On July 6, 2011, three then key Amorcyte stockholders (including a fund managed by a then Amorcyte director) invested an aggregate of $728,000 in a private placement of 568,750 shares of Common Stock (purchase price $1.28 per share).

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

For the nine months ended September 30, 2011, the Company’s Erye subsidiary borrowed approximately $10,801,000 in notes payable, and repaid approximately $17,021,900 over the same period.  Notes are payable to the banks who issue bank notes to Erye’s creditors.  Notes payable are interest free and usually mature after a three to six month period.

For the nine months ended September 30, 2011, the Company’s Erye subsidiary borrowed approximately $6,149,000 in bank loans, repaid approximately $1,557,000 over the same period.

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

Liquidity and Capital Requirements Outlook

With our acquisition of a controlling interest in Erye and expansion into China, and our acquisition of PCT and Amorcyte, we have transitioned from being a one-dimensional U.S. service provider with nominal revenues to being a multi-dimensional international biopharmaceutical company with current revenues and operations in three distinct segments: (i) Cell Therapy — United States; (ii) Regenerative Medicine — China; and (iii) Pharmaceutical Manufacturing — China. The following is an overview of our collective liquidity and capital requirements.

Capital Requirements and Resources in China

Erye has substantially completed the construction of its new pharmaceutical manufacturing facility and began transferring its operations in January 2010. The relocation is continuing as the new production lines are completed and receive cGMP certification.  Further, an additional two production lines are believed to be needed for growth at a cost of approximately 40 million RMB (approximately $6,305,900).  In January 2010, Suzhou Erye received notification that the SFDA has approved Suzhou Erye’s application for cGMP certification to manufacture solvent crystallization sterile penicillin and freeze dried raw sterile penicillin at the new facility. In June 2010, Suzhou Erye passed the government inspection by the SFDA to manufacture penicillin and cephalosporin powder for injection at the new facility. In May 2011, Suzhou Erye received cGMP production certification for freeze dried powder for injection issued by SFDA at the new facility. The facility is fully operational with respect to these lines. The combined production lines now certified by the SFDA were responsible for approximately 99% of Erye’s 2010 revenues with two of them responsible for over 90% of Erye’s 2010 revenues.  Eyre has incurred approximately $39 million on the new facility, and is substantially complete at September 30, 2011. It was contemplated by the Joint Venture Agreement that the construction would continue for three years.  As such, 45% of the dividend we would be entitled to by reason of our 51% ownership would remain in Erye through October 2012 to complete the relocation while EET would loan back their dividend during the same period at a prevailing bank interest rate.  Upon a liquidity event of Erye, as contemplated in the joint venture agreement, the Company will be entitled to the return of its dividend reinvestments to the extent of the proceeds generated by the liquidity event.  Repayment of such loans from EET would occur gradually after the relocation is completed.  We have agreed for a period of approximately another year to reinvest in Erye approximately 90% of the net earnings, in the form of dividends, we would be entitled to receive under the Joint Venture Agreement by reason of our 51% interest in Erye and EET has agreed for a period of approximately another year to loan back to Erye all dividends it is entitled to for use in connection with its construction of the new Erye facility.

We are also engaged in other initiatives that would expand our operations into China including with respect to technology licensing, establishment of stem cell processing and storage capabilities and research and clinical development. In June 2009 we established NeoStem (China) as our wholly foreign-owned subsidiary or WFOE. To comply with PRC’s foreign investment regulations regarding stem cell research and development, clinical trials and related activities, we conduct our current stem cell business in the PRC through domestic variable interest entities (“VIEs”). We have incurred and expect to continue to incur substantial expenses in connection with our China activities; provided, however, that the continuation of these activities is being reviewed periodically.  Based on, among other things, the changing regulatory environment in China we could conclude that it would be in our best interest to discontinue them.

We expect to rely partly on dividends paid to us by the WFOE under the contracts with the VIEs, and under the Joint Venture Agreement attributable to our 51% ownership interest in Erye, to meet some of our future cash needs with respect to continued operations in China. However, there can be no assurance that the WFOE in China will receive payments uninterrupted or at all as arranged under the contracts with the VIEs. In addition, pursuant to the Joint Venture Agreement that governs the ownership and management of Erye, for 2011 and approximately the next year: 45% of the net profit after tax due to the Company, in the form of dividends, will be provided to Erye as part of the new facility construction fund, which will be characterized as additional paid-in capital for our 51% interest in Erye; and (iii) only 6% of the net profit will be distributed to us directly for our operating expenses which has not been paid to date from the 2010 distribution and is in the amount of approximately $130,000.

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

We recognize that there will be continuous price pressure on Erye as over 70% of Erye’s manufactured drugs are on the essential drug list. There has recently been evidence of such price pressure – i.e., on March 2, 2011 the National Development and Reform Commission issued price cuts for medical insurance drugs which substantially impacts two of Erye’drugs. We anticipate that Piperacillin Sodium and Sulbactam Sodium will experience as much as a 50% price decline while the price of Ligustrazine Phosphate may be reduced by approximately 75%.  As of September 30, 2011 the price reduction experienced by Erye on these products was approximately 20%.  In 2011 Piperacillin Sodium and Sulbactum Sodium accounted for approximately 1% of sales and Ligustrazine Phosphate accounted for approximately 4% of sales.  Recently, the Ministry of Health issued, for public comment, a draft policy “Administrative Measures on Clinical Use of Antibiotic Drugs” to curb their overuse.  The proposed guidelines set forth three categories of antibiotics, which include 1) restricted, 2) non-restricted, and 3) special-use only.  It has been projected that the limitation of antibiotic usage in China will reduce the historical compound annual growth rate which has been approximately 20%.*  It has been estimated that China’s population consumes about ten times the global per capita average of antibiotics.* These regulations have not been finalized but issuance of a draft policy has created uncertainty on the part of distributors and has reduced purchases by distributors and in part has contributed to sales reductions in 2011.

Capital Requirements for Recent Expansion

NeoStem, Inc. acquired Progenitor Cell Therapy, LLC (“PCT”), by means of a merger (the “PCT Merger”) of a newly formed wholly-owned subsidiary of NeoStem, with and into PCT pursuant to an Agreement and Plan of Merger, dated September 23, 2010 (the “PCT Agreement and Plan of Merger”).

Pursuant to the terms of the PCT Agreement and Plan of Merger, all of the membership interests of PCT outstanding immediately prior to the effective time of the PCT Merger (the “Effective Time”) were converted into the right to receive, in the aggregate, 10,600,000 shares of the common stock of NeoStem and warrants to purchase 3,000,000 shares of NeoStem Common Stock (the vesting of 1,000,000 of such warrants being subject to the satisfaction of certain conditions). Immediately after the PCT Merger closed, the Company made a payment of $3,000,000 to repay certain indebtedness owed by PCT.

NeoStem, Inc. acquired Amorcyte, Inc. (“Amorcyte”) by means of a merger (the “Amorcyte Merger”) of a newly formed wholly-owned subsidiary of NeoStem, with and into Amorcyte pursuant to an Agreement and Plan of Merger, dated July 13, 2011 (the “Amorcyte Agreement and Plan of Merger”).  Amorcyte is a development stage cell therapy company focusing on novel treatments for cardiovascular disease.  Amorcyte’s lead product candidate, AMR-001, is entering a Phase 2 study for the treatment of acute myocardial infarction (AMI).  We are currently recruiting clinical trial sites and expect to start enrolling patients by the end of first quarter 2012.  Pursuant to the terms of the Amorcyte Agreement and Plan of Merger, all of the outstanding equity interests of Amorcyte outstanding immediately prior to the effective time of the Amorcyte Merger were converted into the right to receive, in the aggregate, 5,843,483 shares of Common Stock (currently being held in escrow for eventual distribution to the former Amorcyte security holders, and subject to further adjustment, including in connection with any indemnification claims of NeoStem), seven year warrants to purchase an aggregate of 1,881,008 shares of Common Stock at $1.466 per share (the transfer of any shares issued upon exercise of these warrants restricted until one year after the closing date),  up to an additional 4,092,768 shares of Common Stock to be issued if and only if specified AMR-001 milestones are achieved, and additional consideration in the form of an earn out based upon net revenues of AMR-001, if AMR-001 is commercialized.

The Company expects to incur substantial additional costs in connection with its transition to a cell therapy development company.  In particular, Amorcyte is currently recruiting clinical trial sites for an expected 34 site, 160 patient, Phase 2 clinical trial for Amorcyte’s lead product candidate, AMR-001, for the treatment of AMI.  The trial is expected to start enrolling patients by end of the first quarter of 2012 and to cost approximately $12 million over the first two years and anticipated to cost up to approximately $17 million over a five year period, inclusive of manufacturing costs.

Liquidity

We anticipate that we will take further steps to raise additional capital in order to (i) fund the development of advanced cell therapies in the U.S. and China, (ii) expand the PCT business and (iii) build the family banking business to meet our short and long term liquidity needs.  We currently expect to fund the anticipated expansion of our operating activities through a variety of means that could include, but not be limited to, the use of existing cash balances, the use of our current or other equity lines,  potential additional warrant exercises, option exercises, the 6% of net profits to which we are entitled from Erye but have not yet received, issuances of other debt or equity securities in public or private financings, sale of assets  and/or, ultimately, the growth of our revenue generating activities.  In addition, we will continue to seek as appropriate grants for scientific and clinical studies from the National Institutes of Health, Department of Defense, and other governmental agencies and foundations, but there can be no assurance that we will be successful in obtaining such grants. As the Company grows, it may not be eligible for SBIR grants.  We also review and consider from time to time restructuring activities, including the potential divestiture of assets.  In this regard, as part of our plan to focus on capturing the paradigm shift to cell therapies following our January 2011 acquisition of PCT, we are pursuing strategic alternatives with respect to our 51% interest in Erye.  We plan to devote our resources and management efforts to cell therapy manufacturing and development, and other related activities, including adult stem cell collection and storage.  We believe the October 2011 acquisition of Amorcyte described elsewhere herein is in keeping with this strategic mission.  We also believe that if we could monetize Erye, we would have additional capital needed to pursue the development of multiple cell therapies.  To that end, in June 2011, we engaged a financial advisor to lead the effort to pursue the possible divesture of our 51% interest in Erye.  Marketing efforts are underway which have generated interest from both financial and strategic buyers; however, in addition to the factors set forth below, it is too early to determine whether this will lead to a proposal to purchase at a price and on terms that the Company would consider acceptable or whether, in the event a proposal or proposals on prices and terms acceptable to the Company are received, whether a transaction would be completed.

*  Derived from the October 12, 2011 China Healthcare report, published by Deutsche Bank, AG.

Any sale of our interest in Erye would also be subject to a right of first refusal held by Suzhou Erye Economy & Co. Ltd. (“EET”) pursuant to the terms of the Joint Venture Agreement between a subsidiary of ours and EET.   EET owns the remaining 49% interest in Erye.  A number of issues have arisen between EET and NeoStem with respect to the operation and financing of Erye.  For instance, while EET is required to lend back to Erye dividends received by it to finance Erye’s move to its new facilities, Erye has recently reported to us that such arrangement is no longer tax efficient in light of the ratio of Erye’s shareholder loans to its registered capital.  In connection with exploring ways to remedy the additional tax burden caused by the level of shareholder loans and in preparing for a sale process, other issues have also surfaced, including the issue of us and Erye needing to obtain all Chinese regulatory approvals (and associated registrations) required to reflect the legal title of our interest in Erye as being held by the proper entity within our group which is its current beneficial owner as that term is used under U.S. law.  We believe we have now determined what government approvals (and associated registrations) will need to be issued by the Suzhou Municipal Bureau of Foreign Investment and Commerce and the Suzhou Administration for Industry and Commerce to remediate these deficiencies and we have had counsel in China prepare these filings.  Our management believes these regulatory deficiencies can be remediated within a reasonable period of time and should not delay a sale of the Company’s interest in Erye.  However, we require  the cooperation of the officers of Erye, as to which no assurance can be given, and we could be compelled to seek to replace those officers or to commence legal action to obtain the required consents or otherwise move forward with requisite filings.  In addition, even if the filings are made, no assurance can be given that any unremediated regulatory deficiencies would not have an adverse effect on the operating results and liquidity of Erye and the Company and will not impede or delay efforts to divest our interest in Erye.  In addition, the remediation process is expected to trigger certain tax liabilities and penalties.  At this time the Company does not expect such amounts to be material.

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

To support our liquidity needs, the Company raised an aggregate of approximately $5.6 million in private placements of Common Stock from March 2011 to June 2011.  In addition, on July 6, 2011, three then key Amorcyte stockholders (including a fund managed by a then Amorcyte director) invested an aggregate of $728,000 in a private placement of 568,750 shares of Common Stock (purchase price $1.28 per share)  and on July 22, 2011, the Company completed an underwritten offering of 13,750,000 units at a purchase price of $1.20 per unit, with each unit consisting of one share of Common Stock and a five year warrant to purchase 0.75 of a share of Common Stock at an exercise price of $1.45 per share.   The Company received gross proceeds of $16,500,000, prior to deducting underwriting discounts and offering expenses payable by the Company, for net proceeds of $14,667,000.  In August 2011, the Department of Defense (DOD) Peer Reviewed Medical Research Program (PRMRP) of the Office of the Congressionally Directed Medical Research Programs (CDMRP) awarded NeoStem approximately $1.78 million to be applied towards funding the Company's VSEL™ Technology, which award will support an investigation of a unique stem cell population, Very Small Embryonic-Like (VSEL) stem cells, for its bone building and regenerative effects in the treatment of osteoporosis.  In addition, in September 2011 we entered into the Purchase Agreement with Aspire Capital which provided that, subject to certain terms and conditions, Aspire Capital is committed to purchase up to $20 million of shares of the Company’s Common Stock  over the 24-month term of that Agreement.  Also on September 28, 2011, the Company gave notice to Commerce Court Small Cap Value Fund, Ltd. (“Commerce Court”) of termination of the Common Stock Purchase Agreement dated as of May 19, 2010 between the Company and Commerce Court.

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

At September 30, 2011, we had cash and cash equivalents of approximately $11,713,300 and restricted cash totaling approximately $1,427,800.  In addition we have $2,500,000 recorded in other assets for restricted cash associated with our Series E Preferred Stock, which is held in escrow and not available to meet current cash requirements. The trading volume of our common stock, coupled with our history of operating losses and liquidity challenges, may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of small cap biopharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital on acceptable terms could materially and adversely affect our business operations and ability to continue as a going concern.

The following table reflects a summary of NeoStem’s contractual cash obligations and commitments as of September 30, 2011 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations
Series E Preferred Stock(1)	8,326.6	5,107.7	3,218.9	-	-
Mortgages Payable	3,373.4	187.9	410.3	456.4	2,318.8
Operating Lease Obligations	4,614.9	1,363.6	1,649.7	1,165.4	436.2
	$16,314.9	$6,659.2	$5,278.9	$1,621.8	$2,755.0
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

•
At September 30, 2011, Erye owed EET, the 49% shareholder of Erye, $20,468,400 which represents dividends paid and loaned back to Erye.  At September 30, 2011 the interest rate on this loan was 6.56%.  In June 2011 Erye paid EET approximately $875,100 consisting of the net of the following: $1,115,000 of unpaid accrued interest at  June 30, 2011, approximately $408,700 repayment of a non interest bearing loan due in 2011 and recovery of cash advances to EET of approximately $648,600.  The repayment terms are not specified regarding this loan.

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

Forward-looking statements may not be realized due to a variety of factors and we cannot guarantee their accuracy or that our expectations about future events will prove to be correct. Such factors include, without limitation, (i) our ability to manage the business despite operating losses and cash outflows; (ii) our ability to obtain sufficient capital or strategic business arrangements to fund our operations and expansion plans, including meeting our financial obligations under various licensing and other strategic arrangements and the successful commercialization of the relevant technology; (iii) our ability to build the management and human resources and infrastructure necessary to support the growth of the business; (iv) our ability to integrate our acquired businesses successfully and grow such acquired businesses as anticipated; (v) whether a large global market is established for our cellular-based products and services and our ability to capture a share of this market; (vi) competitive factors and developments beyond our control; (vii) scientific and medical developments beyond our control; (viii) our ability to obtain appropriate governmental licenses, accreditations or certifications in the United States and China or comply with healthcare laws and regulations or any other adverse effect or limitations caused by government regulation of the business; (ix) whether any of our current or future patent applications result in issued patents and our ability to obtain and maintain other rights to technology required or desirable for the conduct of our business; (x) whether any potential strategic benefits of various licensing transactions will be realized and whether any potential benefits from the acquisition of these licensed technologies will be realized; (xi) the results of our development activities, including the outcome, timing, enrollment and/or results of any clinical trials;  (xii) factors regarding our business and initiatives in China and, generally, regarding doing business in China, including through our variable interest entity structure, including (a) costs related to funding these initiatives, (b) the successful application under Chinese law of the variable interest entity structure to the Company’s business, which structure the Company is relying on to conduct its business in China, (c) the ability to integrate the Company and the business operations in China successfully and grow such integrated businesses as anticipated, (d) the need for outside financing to meet capital requirements; and (e) the ability of the Company to realize on its investment in Erye through distributions, divestiture or other strategic alternatives; and (xiii) the other factors discussed elsewhere in this Quarterly Report on Form 10-Q, and the other factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 under the heading “Part I – Item 1A. Risk Factors”, our definitive proxy statement filed September 16, 2011 and in other periodic Company filings with the Securities and Exchange Commission (the “SEC”). The Company’s filings with the Securities and Exchange Commission are available for review at www.sec.gov under “Search for Company Filings.”

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

As of the end of the Company’s quarter ended September 30, 2011 covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In its assessment of internal control over financial reporting as of March 31, 2011, the Company had concluded that the above material weakness has been fully remediated.

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

ITEM 1A. RISK FACTORS

As previously reported in the Company’s definitive joint proxy statement / prospectus filed with the SEC on September 16, 2011 under the heading “Risk Factors”, and as follows:

The PRC government does not permit direct foreign investment in stem cell research and development businesses. Accordingly, we operate these businesses through local companies with which we have contractual relationships but in which we do not have controlling equity ownership.

PRC regulations prevent foreign companies from directly engaging in stem cell-related research, development and commercial applications in China. Therefore, to perform these activities, we operate our current stem cell-related business in China through domestic variable interest entities, or VIEs: Tianjin Niou Bio-Technology Ltd., or Tianjin Neo Bio-Technology, and Beijing Ruijieao Bio-Technology Ltd., or Beijing Ruijieao, each a Chinese domestic company controlled by the Chinese employees of NeoStem (China), Inc., our wholly foreign-owned entity, or the WFOE, through various business agreements, referred to, collectively, as the VIE documents. Tianjin Neo-Biotechnology conducts operations formerly conducted by another Company VIE, Qingdao Neo Biotechnology. We control these companies and operate these businesses through contractual arrangements with the companies and their individual owners, but we have no direct equity ownership or control over these companies. Our contractual arrangements may not be as effective in providing control over these entities as direct ownership. For example, the VIEs could fail to take actions required for our business or fail to conduct business in the manner we desire despite their contractual obligation to do so. These companies are able to transact business with parties not affiliated with us. If these companies fail to perform under their agreements with us, we may have to rely on legal remedies under PRC law, which may not be effective. In addition, we cannot be certain that the individual equity owners of the VIEs would always act in our best interests, especially if they have no other relationship with us.

Although other foreign companies have used WFOEs and VIE structures similar to ours and such arrangements are not uncommon in connection with business operations of foreign companies in China in industry sectors in which foreign direct investments are limited or prohibited, recently there has been greater scrutiny by the business community of the VIE structure and, additionally, the application of a VIE structure to control companies in a sector in which foreign direct investment is specifically prohibited carries increased risks.

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

In addition, the Ministry of Commerce, or the MOFCOM, promulgated the Rules of Ministry of Commerce on Implementation of Security Review System of Mergers and Acquisitions of Domestic Enterprises by Foreign Investors in August 2011, or the MOFCOM Security Review Rules, to implement the Notice of the General Office of the State Council on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated on February 3, 2011, or Circular No. 6. The MOFCOM Security Review Rules came into effect on September 1, 2011 and replaced the Interim Provisions of the Ministry of Commerce on Matters Relating to the Implementation of the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated by MOFCOM in March 2011. According to these circulars and rules, a security review is required for mergers and acquisitions by foreign investors having "national defense and security" concerns and mergers and acquisitions by which foreign investors may acquire the "de facto control" of domestic enterprises having "national security" concerns. In addition, when deciding whether a specific merger or acquisition of a domestic enterprise by foreign investors is subject to the security review, the MOFCOM will look into the substance and actual impact of the transaction. The MOFCOM Security Review Rules further prohibit foreign investors from bypassing the security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through contractual arrangements or offshore transactions. There is no explicit provision or official interpretation stating that our business falls into the scope subject to the security review, and there is no requirement for foreign investors in those mergers and acquisitions transactions already completed prior to the promulgation of Circular No. 6 to submit such transactions to MOFCOM for security review. The enactment of the MOFCOM National Security Review Rules specifically prohibits circumvention of the rules through VIE arrangement in the area of foreign investment in business of national security concern.  Although we believe that our business, judging from its scale, should not cause any concern for national security review at its current state, there is no assurance that MOFCOM would not apply the same concept of anti-circumvention in the future to foreign investment in prohibited areas through VIE structure, the same way that our investment in China was structured.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed, and as follows:

The Company has agreed to issue equity to certain consultants for services.  Effective August 16, 2011, pursuant to a three month agreement for consulting services in corporate development and investor communications related activities, the Company agreed to issue 170,000 shares of Restricted Common Stock, vesting as to one-half upon NYSE Amex approval and one half six months after the agreement effective date.  Effective October 17, 2011, in connection with the Company’s acquisition of Amorcyte, Inc., pursuant to a two year agreement for advisory services as Amorcyte’s Chief Medical Officer and in connection with Amorcyte’s Phase 2 Clinical Trial for AMR-001, the Company agreed to issue a four year warrant (the “Warrant”) to purchase up to 200,000 shares of restricted Common Stock (the "Warrant Shares") at $0.64 per share (the closing price of the Common Stock on October 17, 2011, the Commencement Date), to vest over the term of the agreement as to 25,000 Warrant Shares on October 17, 2011 and each third monthly anniversary of the Commencement Date through and including July 17, 2013. The issuance of all such securities to consultants was subject to the approval of the NYSE Amex.

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

ITEM 6.  EXHIBITS

(a)           Exhibits

Exhibit	Description	Reference
2.1	Agreement and Plan of Merger, dated as of July 13, 2011, by and among NeoStem, Inc., Amorcyte, Inc., Amo Acquisition Company I, Inc. and Amo Acquisition Company II, LLC (1)+	2.1
3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended (as certified March 25, 2011)*	3.1
3.2	Certificate of Amendment to Registrant’s Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on October 14, 2011*	3.2
4.1	Warrant Agreement, dated as of July 22, 2011, between NeoStem, Inc. and Continental Stock Transfer & Trust Company, with the form of Series NA Warrant attached thereto*	4.1

4.2	Warrant Agreement, dated as of October 17, 2011, between NeoStem, Inc. and Continental Stock Transfer & Trust Company, with the form of Global Series AMO Warrant attached thereto (2)	4.1

4.3	Registration Rights Agreement, dated as of September 28, 2011, by and between the Company and Aspire Capital Fund, LLC (3)	4.1

10.1	Underwriting Agreement, dated July 19, 2011, by and among NeoStem, Inc. and the underwriters named on Schedule I thereto (4)	1.1

10.2	Second Amendment of Lease, executed July 11, 2011 and effective as of July 1, 2011, by and between Vanni Business Park, LLC and Progenitor Cell Therapy, LLC (1)	10.1

10.3	Guaranty of Lease, executed July 11, 2011 and effective as of July 1, 2011, by NeoStem, Inc. for the benefit of Vanni Business Park, LLC (1)	10.2

10.4	Common Stock Purchase Agreement, dated as of September 28, 2011, by and between the Company and Aspire Capital Fund, LLC (3)	10.1

10.5	Escrow Agreement, dated as of October 17, 2011, among NeoStem, Inc., Amorcyte, Inc., Paul J. Schmitt, as Amorcyte Representative, and Continental Stock Transfer & Trust Company, as Escrow Agent (2)	10.1

10.6	NeoStem, Inc. 2009 Equity Compensation Plan, as amended (2)	10.2

10.7	NeoStem, Inc. 2009 Non-U.S. Based Equity Compensation Plan, as amended (2)	10.3

10.8	Amendment dated August 17, 2011 to Employment Agreement dated September 23, 2010 and effective January 19, 2011 between Progenitor Cell Therapy, LLC, NeoStem, Inc. and Andrew L. Pecora (5)	10.95

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	31.1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	31.2

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	32.1

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	32.2

101.INS	XBRL Instance Document***	101.INS

101.SCH	XBRL Taxonomy Extension Schema***	101.SCH

101.CAL	XBRL Taxonomy Extension Calculation Linkbase***	101.CAL

101.DEF	XBRL Taxonomy Extension Definition Linkbase***	101.DEF
101.LAB	XBRL Taxonomy Extension Label Linkbase***	101.LAB

101.PRE	XBRL Taxonomy Extension Presentation Linkbase***	101.PRE

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

(1)	Filed with the SEC on July 14, 2011, as an exhibit, numbered as indicated above, to our current report on Form 8-K dated July 11, 2011, which exhibit is incorporated here by reference.
(2)	Filed with the SEC on October 17, 2011, as an exhibit, numbered as indicated above, to our current report on Form 8-K dated October 14, 2011, which exhibit is incorporated here by reference.
(3)	Filed with the SEC on September 30, 2011, as an exhibit, numbered as indicated above, to our current report on Form 8-K dated September 28, 2011, which exhibit is incorporated here by reference.
(4)	Filed with the SEC on July 20, 2011, as an exhibit, numbered as indicated above, to our current report on Form 8-K dated July 19, 2011, which exhibit is incorporated here by reference.
(5)	Filed with the SEC on September 2, 2011, as an exhibit, numbered as indicated above, to our Registration Statement on Form S-4 (File No. 333-176673), which exhibit is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOSTEM, INC. (Registrant)

By:	/s/ Robin Smith M.D.
Robin Smith M.D., Chief Executive Officer

Date: November 10, 2011

By:	/s/ Larry A. May
Larry A. May, Chief Financial Officer

Date: November 10, 2011

By:	/s/ Joseph Talamo
Joseph Talamo, Chief Accounting Officer

Date: November 10, 2011