Form 10-K
period 2011-12-31
NeoStem, Inc.
filed 2012-03-20
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 (the last business day of the most recently completed second fiscal quarter) was approximately $73.5 million, computed by reference to the closing sales price of $1.48 for the common stock on the NYSE Amex reported for such date. Shares held by executive officers, directors and persons actually owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 12, 2012, 114,348,438 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Documents incorporated by reference: Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed with the Commission not later than 120 days after the close of the registrant’s fiscal year, have been incorporated by reference, in whole or in part, into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this Annual Report on Form 10-K, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements, although some forward-looking statements are expressed differently. Additionally, statements regarding our ability to successfully develop, integrate and grow the business, including with regard to our research and development efforts in cellular therapy, our adult stem cell and umbilical cord blood collection, processing and storage business, contract manufacturing and process development of cellular based medicines, and the pharmaceutical manufacturing operations conducted in China, the future of regenerative medicine and the role of stem cells in that future, the future use of stem cells as a treatment option and the role of VSELTM Technology in that future and the potential revenue growth of such businesses, are forward-looking statements. Our future operating results are dependent upon many factors and our further development is highly dependent on future medical and research developments and market acceptance, which is outside our control.

Forward-looking statements, including with respect to the successful execution of the Company’s strategy, may not be realized due to a variety of factors and we cannot guarantee their accuracy or that our expectations about future events will prove to be correct. Such factors include, without limitation, (i) our ability to manage the business despite operating losses and cash outflows; (ii) our ability to obtain sufficient capital or strategic business arrangements to fund our operations and expansion plans, including meeting our financial obligations under various licensing and other strategic arrangements, the funding of our clinical trials for AMR-001, and the commercialization of the relevant technology; (iii) our ability to build the management and human resources and infrastructure necessary to support the growth of the business; (iv) our ability to integrate our acquired businesses successfully and grow such acquired businesses as anticipated; (v) whether a large global market is established for our cellular-based products and services and our ability to capture a share of this market; (vi) competitive factors and developments beyond our control; (vii) scientific and medical developments beyond our control; (viii) our ability to obtain appropriate governmental licenses, accreditations or certifications or comply with healthcare laws and regulations or any other adverse effect or limitations caused by government regulation of the business; (ix) whether any of our current or future patent applications result in issued patents, the scope of those patents and our ability to obtain and maintain other rights to technology required or desirable for the conduct of our business; (x) whether any potential strategic benefits of various licensing transactions will be realized and whether any potential benefits from the acquisition of these licensed technologies will be realized; (xi) the results of our development activities, including the timing, enrollment, outcome and/or results of any clinical trials; (xii) our ability to successfully divest our 51% ownership of our Erye subsidiary and the value that may be realized given recent regulatory developments in China; (xiii) factors regarding our business and initiatives in China and, generally, regarding doing business in China, including through our variable interest entity structure, and our ability to successfully wind down most or all of our regenerative medicine initiatives in China; and (xiv) the other factors discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K and in the Company’s other periodic filings with the Securities and Exchange Commission (the “SEC”) which are available for review at www.sec.gov under “Search for Company Filings.”

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

ii

PART I

ITEM 1. BUSINESS.

BUSINESS OVERVIEW

NeoStem, Inc. (“we,” “NeoStem” or the “Company”) continues to develop and build on its core capabilities in cell therapy to capitalize on the paradigm shift that we see occurring in medicine. In particular, we anticipate that cell therapy will have a large role in the fight against chronic disease and in lessening the economic burden that these diseases pose to modern society. Our January 2011 acquisition of Progenitor Cell Therapy, LLC (“PCT”) provides NeoStem with a foundation in both manufacturing and regulatory affairs expertise. We believe, this expertise, coupled with our existing research capabilities and collaborations will allow us to achieve our mission of becoming a premier cell therapy company. Our PCT subsidiary’s manufacturing base is one of the few current Good Manufacturing Practices (“cGMP”) facilities available for contracting in the burgeoning cell therapy industry. Amorcyte, LLC (“Amorcyte”), which we acquired in October 2011, is developing a cell therapy for the treatment of cardiovascular disease. Amorcyte’s lead compound, AMR-001, represents NeoStem’s most clinically advanced therapeutic and has commenced enrollment for a Phase 2 trial to investigate AMR-001’s efficacy in preserving heart function after a heart attack. We also expect to begin a Phase 1 clinical trial by 2013 to investigate AMR-001’s utility in arresting the progression of congestive heart failure and the associated comorbidities of that disease. Athelos Corporation (“Athelos”), which is approximately 80%-owned by our subsidiary, PCT, is engaged in collaboration with Becton-Dickinson that is exploring the earlier stage clinical development of a T-cell therapy for autoimmune conditions. In addition, our pre-clinical assets include our VSELTM Technology platform as well as our MSC (mesenchymal stem cells) product candidate for regenerative medicine. NeoStem’s origins are in adult stem cell research and the collection and storage of adult stem cells. We believe that as new therapeutics are developed utilizing one’s own stored cells (autologous), the market penetration rate for the collection and storage business will rise sharply from its current low single digits percentage level. NeoStem is now ideally positioned to be an integrated leader in the cell therapy industry. We have strong basic research capabilities, manufacturing facilities on both the east and west coast of the United States, the support of regulatory and logistical expertise and the experience of a decade of clinical practice.

In 2011, we operated our business in three reportable segments: (i) Cell Therapy — United States; (ii) Regenerative Medicine — China; and (iii) Pharmaceutical Manufacturing — China. We are pursuing the divestiture of the majority of our China operations and anticipate they will have been exited by the close of 2012.

CELL THERAPY — UNITED STATES

Cell Therapy — Services

PCT

We acquired our PCT subsidiary in January 2011. PCT is engaged in a broad range of services in the cell therapy market for the treatment of human disease.

Founded by Andrew L. Pecora, M.D. and Robert A. Preti, Ph.D., PCT is an internationally recognized cell therapy services and development company that represents a business for “as needed” development and manufacturing services for the emerging cell therapy industry from clinical trials through eventual commercialization. With its cell therapy manufacturing facilities and team of professionals, PCT offers a platform that can facilitate the preclinical and clinical development and commercialization of cellular therapies for clients throughout the world. Dr. Preti now serves as PCT’s President and Chief Scientific Officer and Dr. Pecora as its part-time Chief Medical Officer. Dr. Pecora also serves as Chief Medical Officer of NeoStem (effective August 17, 2011).

PCT is engaged in a broad range of services in the cell therapy market for the treatment of human disease. PCT offers cGMP compliant cell transportation, manufacturing, storage, and distribution services and supporting clinical trial design, product process development, logistics, regulatory and quality systems development services. Through its network of contacts throughout the cell therapy industry, PCT is able to identify early stage development opportunities in the cell therapy field and opportunistically develop these cell therapies through proof of concept. From that point, products can be further developed and ultimately commercialized through NeoStem’s developing commercial structure. PCT’s expertise in the cell therapy arena includes cell-based therapeutic vaccines (with applications in oncology), other cell therapeutics, and regenerative medicine. From this platform, we hope to develop cell-based therapeutics. In addition to using PCT’s facilities and expertise to develop Amorcyte’s product candidates, as well as our MSC and VSELTM technologies, we may develop internally, or through partnerships, other allogeneic (cells from a third-party donor) or autologous (cells from oneself) therapeutic technologies.

PCT is accredited by the Foundation for Accreditation of Cell Therapies (“FACT”).

Cell Collection, Processing and Storage

In the United States, through NeoStem Family Storage, LLC, a wholly-owned subsidiary of PCT, we offer “Family Banking” of stem cells, which services include collection, processing and storage of cells for newborns as well as adults. This enables healthy individuals to donate and store their stem cells for future personal therapeutic use, as may be needed. We have established a network of adult stem cell collection centers in the U.S. and for our cord blood business distribution channel through hospitals and obstetrician practices with a current focus on the New York and New Jersey metropolitan areas. With our acquisition of PCT, we acquired the expertise associated with cGMP, the highest Food and Drug Administration (“FDA”) standard, for stem cell banking.

Cell Therapy — Development

Amorcyte

We acquired our Amorcyte subsidiary in October 2011. Amorcyte is a clinical stage therapeutics company pursuing cell-based therapies for cardiovascular diseases. Amorcyte’s most advanced product candidate is AMR-001, a chemotactic hematopoietic stem cell product comprised of autologous bone marrow (“BM”) derived CD34+/CXCR4+ cells selected to treat damaged heart muscle following acute myocardial infarction (“AMI”). AMR-001 is being evaluated to determine its effect on myocardial perfusion (blood flow) and ability to prevent subsequent major adverse cardiac events following a significant AMI by preserving heart muscle tissue. AMR-001 is intended to increase microvascular blood flow in the myocardium (heart muscle) via neoangiogenesis (development and formation of new blood vessels), thereby reversing post-heart attack induced ischemia (restriction of blood supply) and rescuing tissue from hibernation and preventing eventual cell death (apoptosis). AMR-001 is injected 5 to 11 days post-stent placement (the repair phase) into the peri-infarct zone (that is, the living tissue on the periphery of the dead tissue), to restore perfusion surrounding the site of the heart attack.

Prior to its acquisition by NeoStem, Inc., Amorcyte completed a Phase 1 trial of AMR-001 in patients with damaged heart muscle following AMI and in January 2012, we commenced enrollment of a Phase 2 trial to investigate AMR-001’s ability to preserve heart function after a heart attack. We believe that Amorcyte’s Phase 1 study was the first stem cell trial to show dose-related, significant improvement over standard of care following AMI. The lack of myocardial perfusion remains a significant cause of morbidity and mortality in the United States and world-wide. Current interventions or medications have limited ability to prevent progressive myocardial cell apoptosis leading to cardiac deterioration and downstream major adverse cardiac events (“MACE”). We also believe that there are applications for AMR-001 in congestive heart failure, and we expect to begin a Phase 1 clinical trial of AMR-001 for this indication by 2013.

Just as it did for Amorcyte’s Phase 1 trial, PCT will offer its expertise in cell therapy and core process development providing a cost advantage for AMR-001 manufacturing for the Phase 2 trial.

In September 2010, the U.S. Patent Office granted Amorcyte U.S. Patent 7,794,705, protecting this therapeutic compound and method of treatment. In January 2012, the U.S. Patent Office granted Amorcyte U.S. Patent 8,088,370, expanding the protection of AMR-001 to include treatment of all vascular injury caused by vascular insufficiency, not just AMI.

Other Stem Cell Research

We conduct other research and development activities on our own and in combination with academic, government and industry collaborators. These activities have been buttressed by our PCT acquisition with its cell therapeutic development expertise and facilities. For example, through Athelos, an 80% owned subsidiary, we are pursuing a novel regulatory T-cell (“T-reg”) therapy for restoring normal immune responses by enhancing T cell balance and function. This early clinical work provides potential applications in graft vs. host disease, solid organ rejection and autoimmune diseases such as asthma and diabetes. To date, government grants have provided funding for a portion of this program. In addition, our pre-clinical program is based on VSELTM Technology licensed from the University of Louisville. VSELTM (very small embryonic-like) stem cells have been shown to have characteristics generally found in embryonic stem cells without the potentially dangerous attributes of those cells. Our research efforts with VSELTM stem cells target osteoporosis and bone regeneration, macular degeneration and glaucoma and chronic wound healing. To date, The Department of Defense has provided funding for a significant portion of this program.

Regenerative Medicine — China

In 2009, we began certain adult stem cell initiatives in the People’s Republic of China (“China” or “PRC”) including: (i) constructing a stem cell research and development laboratory and processing and manufacturing facility in Beijing (the “Beijing facility”), (ii) establishing relationships with hospitals to provide stem cell-based therapies, and (iii) obtaining product licenses covering certain adult stem cell therapeutics focused on regenerative medicine.

In December 2011, China’s Ministry of Health announced its intention to more tightly regulate stem cell clinical trials and stem cell therapeutic treatments in the PRC. Additionally, we operate our regenerative medicine business in China through a wholly foreign owned entity (“WFOE”) and variable interest entities (“VIEs”). While often foreign companies use structures similar to the ones pursuant to which we have operated our regenerative medicine business in the PRC, and while such arrangements are not uncommon in connection with business operations of foreign companies in China in industry sectors in which foreign direct investments are limited or prohibited, recently there has been greater scrutiny by the business community of the VIE structure. Accordingly, the Company has determined to take steps to restrict, and expects to ultimately eliminate, its regenerative medicine business in the PRC.

Our Beijing Facility is located at the Life Science Innovation Center, Life Science Park, Zhongguancum, Beijing. It has been designed for comprehensive cell manufacturing, collection, processing and storage that can enable the PCT business model to launch in the PRC should the opportunity be presented. With the upcoming expiration of this lease in May 2012, the Company is considering its options with respect to extending the lease to allow for manufacturing of cell therapies, which will depend in part upon guidance from the PRC Ministry of Health with respect to regulations applicable to stem cell clinical research and applications.

Pharmaceutical Manufacturing — China

We have a 51% ownership interest in Suzhou Erye Pharmaceutical Company Ltd. (“Erye”). Erye was founded more than 50 years ago and represents an established, vertically-integrated pharmaceutical business. Historically, Erye has concentrated its efforts on manufacturing and distributing of generic antibiotic products. It has received more than 160 production certificates from the State Food and Drug Administration of China, or SFDA, covering both antibiotic prescription drugs and active pharmaceutical intermediates (APIs). Our current senior executive management team at Erye, Mr. Shi Mingsheng, Chairman, and Madame Zhang Jian, General Manager, joined Erye in 1998 and in conjunction with others, bought it from the PRC government in 2003.

As part of our plan to focus our business on the cell therapy industry, we are pursuing strategic alternatives with respect to Erye. In June 2011 we engaged a financial advisor to lead the effort to pursue the possible divestiture of our 51% interest in Erye. Marketing efforts have led to a few nonbinding letters of intent. However, in addition to the factors set forth herein, it is too early to determine whether these or other proposals will lead to definitive agreements.

CELL THERAPY — GENERAL

Market Review and Analysis of the Therapeutics Industry

According to the MDB Capital Group’s January 2011 report entitled “The Regenerative Medicine Report: Part II,” cell-based therapies utilizing stem cells now represent a market of approximately $50 billion with an expected growth rate of 15% compounded annually, projected to reach an estimated $88 billion by 2014. NeoStem believes that an increasing portion of healthcare spending in the United States will be directed to cell and tissue based therapies in the coming years, driven both by aging baby boomers and the favorable pharmacoeconomic value proposition of a cell therapy treatment paradigm for chronic disease. The cardiovascular space represents one area where the forecasted burden on society is expected to rise substantially. Adverse consequences associated with severe myocardial infarctions (MI) and the progression to congestive heart failure even with current state of the art medical care, represent major unmet medical needs. These adverse consequences associated with MI typically result in an annual cost to society of $50,000 per patient per year on average for five years of life post MI and in those patients who do progress to congestive heart failure the numbers become substantially higher. Cell therapy offers the promise of alleviating much of the burdens of these chronic diseases in a cost-effective way.

With approved products currently being sold, the promise of cell therapy is close to becoming a reality. However, in 2011 the industry has faced several crises of investor confidence as industry pioneer Geron Corporation discontinued its embryonic efforts and Osiris Therapeutics, Inc., a leader in investigating the use of allogeneic cells that had signed a robust early partnership with biotechnology giant, Genzyme Corporation saw product rights returned when Genzyme itself was acquired by large pharmaceutical leader Sanofi Aventis. Both companies experienced difficulties in their ability to navigate the regulatory requirements for product approval. Inadequate trial designs was cited in the executive summary of the 2012 New York Stem Cell Summit Report as contributing to the failures. NeoStem believes that PCT’s decade of experience from manufacturing to regulatory affairs, from understanding product profile to basic mechanism of action, effective therapeutic dose, and the critical connection required in clinical design are major distinguishing characteristics of our Company versus the industry overall, and in fact position NeoStem to lead the industry in this way.

The number of companies that are currently in Phase 2 and Phase 3 trials in and around cell therapy has never been greater. As such, we believe the timeline to the next product approval in the cellular therapy industry will be visible within the next five years. While the dream of cell therapy and regenerative medicine has been the creation of biological or bio-hybrid tissues and organs that will replace and or partially regenerate tissues and organs damaged by disease, injury, or congenital anomaly, we believe the reality has never been closer. Regenerative medicine offers the promise to address many of these conditions by augmenting and or repairing malfunctioning tissues. Reports indicate that there are approximately eight million surgical procedures performed annually in the United States to treat these disorders. If approved and effective, cell therapies may have the effect of cutting health care cost as they may facilitate functional restoration of damaged tissues and not just abatement or moderation of symptoms. NeoStem’s Amorcyte subsidiary hopes to accomplish exactly this goal by strengthening failing hearts and preventing the progression to congestive heart failure which, under current standards of care, ultimately results in heart assist devices or heart transplant.

In fact, one should observe that amongst the failures of early pioneers like Geron and Osiris there are also several success stories with newly approved commercial products that include Shire plc, TiGenix NV and Dendreon Corporation. While the regenerative medicine industry is still in its early stages, the number of companies in late-stage clinical trials (Phase 2 and Phase 3) in the cardiovascular space alone represents, what we believe is a beacon for the industry.

The field of regenerative medicine continues to expand its scope but can be generally characterized into the following:

•	Cell Therapy — the use of cells (adult or embryonic, donor or patient, stem or differentiated) for the treatment of many debilitating injuries and diseases. Therapeutic applications may include cancer vaccines, cell based immune-therapy, heart disease, diabetes, Parkinson’s and Alzheimer’s diseases, vision impairments, orthopedic diseases and spinal cord injuries to name a few. This sector also includes the development of growth factors and serums and natural reagents that promote and guide cell development.
•	Tissue Engineering — using a combination of cells with biomaterials (also called “scaffolds”) to generate partially or fully functional tissues and organs, or using a mixture of technology in a bioprinting process. Some natural materials, like collagen, can be used as biomaterial, but advances in materials science have resulted in a variety of synthetic polymers with attributes that would make them uniquely attractive for certain applications. Therapeutic applications may include heart patch, bone re-growth, wound repair, replacement neo-urinary conduits, saphenous arterial grafts, inter-vertebral disc and spinal cord repair.
•	Tools, Devices and Diagnostics — i.e., creating cell lines that embody genetic defects or disease characteristics that are used for the discovery and development of new drugs. This sector also includes companies developing devices that are designed and optimized for regenerative medicine techniques, such as specialized catheters for the delivery of cells, tools for the extraction of stem cells and cell-based diagnostic tools.
•	Aesthetic Medicine — includes developing cell therapies, tissues and biomaterials for cosmetic applications. This sector includes hair follicle cells for hair regeneration, and collagen-secreting human dermal fibroblasts for facial wrinkles and other skin disorders.

PCT is currently working with a wide range of clients in areas which range from regenerative medicine to virology and oncology. As such PCT has a unique and fundamental base platform of experience with virtually every cell type in development today. Our manufacturing service and developmental offerings are strategically aligned to participate in all of these aspects of the evolving cell therapy industry, as described above. Our goal is to continue to leverage the experience of PCT as a recognized leader of cell therapy manufacturing and development services in this industry.

The Field of Cell Therapy

All living complex organisms start as a single cell that replicates, differentiates (matures) and perpetuates in an adult through its lifetime. Cell therapy is aimed at tapping into the power of cells to prevent and treat disease, regenerate damaged or aged tissue and provide cosmetic applications. The most common type of cell therapy has been the replacement of mature, functioning cells such as through blood and platelet transfusions. Since the 1970s, bone marrow and then blood and umbilical cord-derived stem cells have been used to restore bone marrow and blood and immune system cells damaged by chemotherapy and radiation used to treat many cancers. These types of cell therapies have been approved for use world-wide and are typically reimbursed by insurance.

Over the past number of years, cell therapies have been in clinical development to attempt to treat an array of human diseases. The use of autologous (self-derived) cells to create vaccines directed against tumor cells in the body has been demonstrated to be effective and safe in clinical trials. Dendreon Corporation’s Provenge therapy for prostate cancer received FDA approval in early 2010. PCT assisted Dendreon, as its manufacturing partner, in the development of its cellular therapy and supported Dendreon’s various FDA submissions. Researchers around the globe are evaluating the effectiveness of cell therapy as a form of replacement or regeneration of cells for the treatment of numerous organ diseases or injuries, including those of the brain and spinal cord. We, as well as others, are developing cell therapies for cardiovascular disease. Cell therapies are also being evaluated for safety and effectiveness to treat autoimmune diseases such as diabetes, inflammatory bowel disease and bone diseases. While no assurances can be given regarding future medical developments, management believes that the field of cell therapy is a subset of biotechnology that holds promise to better the human experience and minimize or ameliorate the pain and suffering from many common diseases and/or from the process of aging.

Cell Therapy Development for Chronic Diseases

We are developing our business in cell therapeutics and capitalizing on the increasing importance and promise that adult stem cells have in regenerative medicine. Our most advanced candidate, AMR-001 is now in a US FDA Phase 2 clinical study evaluating the utility of autologous cells to preserve heart function after a ST segment elevated myocardial infarction (STEMI). Our early stage research initiatives include a focus on delivering therapies in retinal disease, orthopedics, wound indications and immunology.

Stem cells are very primitive and undifferentiated cells that have the unique ability to transform into many different cells, such as white blood cells, nerve cells or heart muscle cells. Adult stem cells are found in the bone marrow, in peripheral blood umbilical cord blood and other body organs. For over 40 years, physicians have been using adult stem cells to treat various blood cancers, and only recently has the promise of using adult stem cells to treat a myriad of other diseases begun to be realized.

Within the adult stem cell classification, the use of cells is either autologous (meaning donor and recipient/patient are the same) or allogeneic (donor and recipient are different people). The use of allogeneic stem cells will be appropriate for certain disease conditions while autologous will have its advantages depending on the indication and therapeutic goal. Our Amorcyte program is focused on autologous therapy as we believe the integration to the host and long term benefits of the therapy can best be achieved with an autologous product. In our Athelos subsidiary we are evaluating the use of an autologous and an allogeneic product, tailored to the specific indication, such as solid organ transplant (“SOT”), Graft Versus Host Disease (“GVHD”), Asthma and Type 1 Diabetes.

CELL THERAPY — SERVICES

PCT

Our January 2011 acquisition of PCT is expected to greatly facilitate the translation of NeoStem’s research and development capabilities and other proprietary technologies into the manufacturing of stable, reproducible, well characterized cell products tailored for specific therapeutic applications. PCT is an internationally recognized commercial cell therapy company with operations on the east and west coasts of the U.S., serving the cell therapy community with cGMP, state-of-the art cell therapy research, development, and manufacturing facilities, and processing and storage facilities for stem cells collected from both adults and umbilical cord blood. We believe that the combined capabilities of NeoStem, PCT and our prestigious academic collaborators could lead to the effective and validated emergence of AMR-001, VSELTM stem cells and other stem cell therapies in a wide range of regenerative applications.

We believe that PCT is the first company that is focused exclusively on developing a client-based offering for manufacturing and related support services to the emerging regenerative medicine industry, and we believe that based upon its provision of high quality services to that industry, PCT has earned a global reputation of expertise, competence, and quality in this area of therapeutic development. We believe that, with this platform as a foundation, and in connection with our scientific infrastructure, we possess the capacity to successfully develop our own cellular therapeutic pipeline. PCT serves the developing cell therapy industry including biotechnology, pharmaceutical and medical products companies, health care providers, and academic investigators from licensed cell therapy manufacturing facilities in Allendale, New Jersey and Mountain View, California. PCT supports the research of leading academic investigators designed to expedite the broad clinical application of cell therapy. PCT’s core strategy is to provide a global network of cell therapy manufacturing and storage facilities and an integrated and regulatory compliant distribution capacity for the evolving cell therapy industry to meet international commercial demands. To this end, PCT is currently looking at opportunities to expand its manufacturing activities into Europe and to the manufacturing facility retrofitted by NeoStem and PCT in Beijing, China.

The management team of PCT has extensive experience in the business and science of cell therapy. Team members are recognized experts in cell therapy product development and characterization, manufacturing, delivery, and clinical development and use. PCT’s personnel has experience with the design, validation, and operation of cGMP cell therapy manufacturing facilities, have participated in regulatory filings in the U.S. and Europe, and has contributed over 100 peer reviewed cell therapy publications. The team has extensive experience in biologics development, sales, marketing, medical practice, hospital administration, insurance contracting, and regulatory compliance. Collectively, the management team has experience in all aspects of cell therapy product and clinical development and use (other than with the use of embryonic stem cells), covering cancer, autoimmunity, infectious diseases, cardiovascular diseases, and spinal, brain, corneal, orthopedic, hormonal and skin regenerative therapies.

PCT has accumulated experience in the service and business of cell therapy manufacturing for clinical use. PCT has served over 100 clients and is experienced with more than 20 different cell based therapeutics, including neuronal and skin based cells for brain and spinal cord repair, myoblast, mesenchymal cells and bone marrow derived cells for heart disease, tumor, dendritic cells and monocytes for cancer treatment, cord blood, peripheral blood, bone marrow CD34+ selected cells for transplantation and islet cells for diabetes. PCT has performed over 30,000 cell therapy procedures in its cell therapy manufacturing facilities, processed and stored over 18,000 cell therapy products (including approximately 7,000 umbilical cord blood, 10,000 blood and marrow derived stem cells and 1,000 dendritic cells) and arranged the logistics and transportation for over 14,000 cell therapy products for clinical use by over 5,000 patients nationwide. Importantly, PCT manufactured over 85% of Dendreon’s approved Provenge® product during its Phase 3 clinical testing, and over 60% of all Dendreon cell therapeutics in clinical testing from 1999 through 2007.

As illustrated below, PCT has experience working at all developmental stages:

Informed by this experience and enabled by the infrastructure and staff required to service the industry, PCT’s strategy historically has included the periodic formation of companies intended to develop specific therapeutic products. In this regard, PCT management founded a GMP cord blood company (formerly named DomaniCell, and now our subsidiary NeoStem Family Storage, LLC), a cardiac cell therapy company (our subsidiary Amorcyte) and an immunotherapy company (our 80% owned subsidiary Athelos). In this way, PCT successfully leveraged its capabilities to bring its own cell therapy product portfolio to the market.

More recently, PCT has secured from clients in addition to cash fees, equity participation, rights to back-end royalties and locked in commercial manufacturing. For example, in January 2012, PCT entered into an agreement with Islet Sciences, Inc. (“Islet”), a development stage biotechnology company engaged in the research, development and commercialization of patented technologies in the field of transplantation therapy for patients with diabetes. Pursuant to the agreement, PCT is providing contract manufacturing and regulatory services related to the development of Islet Sciences — PTM, an injectable suspension of microencapsulated insulin-producing, pancreatic islet cells which are harvested from designated pathogen free pigs. In partial consideration for these services, PCT has received an equity interest in Islet and has the right to certain royalties and to manufacture on commercialization.

PCT believes that it is qualified and experienced to reduce the risk of development of cell therapy products because it has:

•	the expertise to cost efficiently and rapidly analyze the potential for product development through commercialization;
•	the structure in place to develop new cell therapy products and to enable the commencement of Phase 1 clinical trials for such products;
•	the personnel and facilities in place to offer cost effective development and manufacturing services;
•	the technical, scientific, clinical, and business expertise to make timely go/no go development decisions for potential cell therapy products;
•	the fiscal discipline and low incremental capital investment to cut project development early if chances for success are low thus preserving resources for future product development.

In light of the above, NeoStem’s business development focuses on all stages of regenerative medicine, cell and tissue therapeutic product companies, academic stem cell and other cell therapy clinical trials, device companies serving the regenerative medicine sector, investors and pharmaceutical companies with an interest in a cell or tissue therapeutic or research product, and any other potential client with needs in the manufacturing and development of a cell or tissue-based product. Serving such clients, NeoStem aims to:

•	Establish a nationwide and international infrastructure, capacity and expertise to meet clients’ needs
•	Maximize penetration of start-up companies in the sector
•	Optimize use of PCT’s physical plants
•	Evaluate international opportunities and enter markets as necessary
•	Develop information systems, logistics and proprietary intellectual property (e.g., process patents)
•	Work closely with the FDA (and other regulatory authorities as appropriate)
•	Be a leader in services for the development, regulatory approval and commercialization of cell and tissue therapies around the world
•	Be a leader in the development and manufacture of cells and tissues as therapeutic agents in cGTP (current Good Tissue Practices) cGMP facilities
•	Leverage PCT’s domain experience to create product-based companies which would exclusively use PCT’s services for manufacturing, delivery and commercialization

We expect that the number of companies in the cell therapy field will continue to increase and the relative distribution of stage of development of the therapeutics will begin to weigh more heavily towards Phase 2 and Phase 3 trials. These trials generate greater revenue because of the volume of manufacturing activity they require.

To prepare for the potential of increased manufacturing activity, PCT invested in and built a state-of-the-art manufacturing facility in Allendale, New Jersey, complementing the capacity of its Mountain View, California facility. Further, the additional capacity is designed to produce products that will be acceptable in other areas of the world as well as the United States. Current key clients of PCT are expected to continue to generate revenues for PCT as maturing products advance towards commercialization. PCT is looking at opportunities to expand its manufacturing activities into Europe and to the manufacturing facility retrofitted by NeoStem and PCT in Beijing, China.

Transportation Network

We believe that today’s commercially available transportation systems are not designed for shipment of biological or other perishable goods and will not be able to meet the demands of the emerging cell therapy market. A successful transportation network for cell therapy will require a completely secure point-to-point chain of control and custody; cGMP standard operating procedures in all phases of transit; a highly specialized and trained air and ground courier network; quality assurance at each transfer point; and real-time package tracking.

We strive to maintain high standards in transportation and handling of client cell products. Shipments of products are tracked as PCT and its clients develop confidence in the abilities of PCT’s transportation partners. PCT is laying the groundwork for such a network as part of its business development process.

While reliable ground carriers with experience in the transport of blood products already exist in major metropolitan areas of the country, air carriers meeting such needs are limited. PCT evaluated the major domestic express carriers, including Federal Express and UPS, and concluded that even their highest-level services are inadequate to meet the sector’s needs. However, PCT identified and validated AirNet Systems, Inc., a specialty air carrier with a fleet of over 100 aircraft serving over 100 cities nationwide, as a transportation partner. AirNet has built its business on check delivery and other services to banks, and it now specializes in shipping medical products, including whole blood and blood products, tissue for transplantation, and diagnostic specimens. AirNet also handles cryopreserved specimens and biologics. PCT currently uses the services of AirNet for its transportation needs..

Cell Collection, Processing and Storage Business

In the United States, through a wholly-owned subsidiary of PCT, NeoStem Family Storage, LLC, we offer “Family Banking” of stem cells, which services include collection, processing and storage of cells for newborns as well as adults. This enables healthy individuals to donate and store their stem cells for personal therapeutic use in the future, if needed. NeoStem Family Storage provides cGMP compliance, the highest FDA standard, for stem cell banking, which gives us a competitive advantage in the industry.

Our process for collecting adult stem cells for autologous use involves the administration of a mobilizing agent prior to collection, allowing the migration of stem cells from bone marrow to peripheral blood. Once the stem cells have reached the bloodstream, an individual goes through a safe and minimally-invasive procedure called “apheresis,” similar to donating platelets, at one of the collection centers in our network. Then, the stem cells are processed and stored under cGMP standards at one of PCT’s facilities. Our process does not change or alter the underlying cells and does not require cell expansion technology.

We believe that individuals will view the ability to pre-donate and store autologous adult stem cells for future personal therapeutic use as a valuable part of a “bio-insurance” program. The benefits of pre-donation include: having a known supply of autologous stem cells rather than an uncertain supply of compatible allogeneic stem cells; collecting and storing the cells while healthy, since autologous stem cells may be compromised once a patient becomes sick; and storing the patients cells when available, since the quantity and quality of stem cells generally diminish with age. This perceived value of pre-donation should increase as additional indications for stem cell-based therapies are developed. For example, first line therapy for exposure to radiation continues to be stem cell transplantation. With the threat of nuclear disaster and terrorism, we believe this is a critical program to protect human health.

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

PCT employs an inspection and testing program for incoming materials, and for in-process and final products, as required. PCT employs scientifically sound procedures approved by a quality assurance function, and performs product sterility testing and release assays reviewed by the quality assurance department. PCT has labeling controls to prevent product mix-ups, employs a materials management program to ensure that only approved materials are used in manufacturing and to provide forward and backward traceability. A supplier approval program further ensures that the raw materials used are made under acceptable conditions and provides a high degree of confidence in their efficacy. A separate quality unit is charged with the responsibility for review and approval of anything that affects the identity, strength, quality, and purity of the cell therapy product.

Our research shows that while cord blood banking is gaining in acceptance, the market is still in its infancy with cord blood banking occurring for only 3.5% of total births in the United States. However, we hope to expand this business by offering to parents banking their infants cord blood the opportunity to also bank their own adult stem cells. Patients, regardless of age, can choose stem cell and immune system cell collection and storage as a form of personal “insurance” that their stem cells will be available for their own use if needed in the future. Building on PCT’s experience in immune reconstitution we will be working to optimize collection yields for clients.

We also intend to focus marketing and educational programs on current uses for stem cells over potential future uses and leverage the combined collection business with the umbilical cord business as it has historically been a more prevalent revenue opportunity. We also plan to leverage and market key endorsements, including our government research grants, our relationship with the Vatican’s Pontifical Council, and celebrity and corporate endorsements.

CELL THERAPY — DEVELOPMENT

Amorcyte, LLC

Overview

Our Amorcyte subsidiary is a clinical stage therapeutics company pursuing cell-based therapies for cardiovascular diseases. Amorcyte’s most advanced product candidate is AMR-001, a chemotactic hematopoietic stem cell product comprised of autologous bone marrow (“BM”) derived CD34+/CXCR4+ cells selected to treat damaged heart muscle following acute myocardial infarction (“AMI”). AMR-001 is being evaluated to determine its effect on myocardial perfusion and ability to prevent subsequent major adverse cardiac events following a significant AMI by preserving heart muscle tissue. AMR-001 is intended to increase microvascular blood flow in the myocardium (heart muscle) via neoangiogenesis (development and formation of new blood vessels), thereby reversing post-heart attack induced ischemia (restriction of blood supply) and rescuing tissue from hibernation and preventing eventual cell death (apoptosis). AMR-001 is injected 5 to 11 days post-stent placement (the repair phase) into the peri-infarct zone (that is, the living tissue on the periphery of the dead tissue), to restore perfusion (or blood flow) surrounding the site of the heart attack.

In September 2010, the U.S. Patent Office granted Amorcyte U.S. Patent 7,794,705 protecting this therapeutic compound and method of treatment. In January 2012, the U.S. Patent Office granted Amorcyte U.S. Patent 8,088,370, expanding the protection of AMR-001 to include treatment of all vascular injury caused by vascular insufficiency, not just AMI.

Amorcyte completed a Phase 1 trial of AMR-001 in patients with damaged heart muscle following AMI and has begun enrolling patients in its PreSERVE Phase 2 trial investigates AMR-001’s ability to preserve heart function after a heart attack. We believe that Amorcyte’s Phase 1 study was the first stem cell trial to show dose-related, significant improvement over standard of care in perfusion following AMI, the lack of which perfusion remains a significant cause of morbidity and mortality in the United States and world-wide. Current interventions or medications have limited ability to prevent progressive myocardial cell apoptosis leading to cardiac deterioration and downstream major adverse cardiac events. We also believe that there are applications for AMR-001 in congestive heart failure, and, we expect to begin a Phase 1 clinical trial of AMR-001 for that indication by 2013.

PCT is continuing to offer its expertise in cell therapy and core process development to provide a cost advantage for AMR-001 manufacturing for the Phase 2 clinical trial through commercialization.

Clinical Development

Phase 2 Trial of AMR-001

In January 2012, we enrolled the first patient in our PreSERVE Phase 2 trial, a 160 patient multicenter, randomized, double-blind, placebo-controlled U.S. clinical trial to evaluate the efficacy and safety of a single intra-coronary infusion of a minimum of 10 million cells of AMR-001 post AMI in subjects with ejection fractions of 48% or less. To date, 10 clinical trial sites have been activated. The objective of the Phase 2 study is to determine the safety and the effect of cell infusion of CD34+ cells containing a subpopulation of biologically active CD34+/CXCR4+ cells, on cardiac function and outcomes of patients after AMI. The primary assessment for the effect of AMR-001 on cardiac function will be improvement in cardiac perfusion. We also intend to evaluate the impact of AMR-001 on cardiac function and adverse events post-myocardial infarction as defined by reduction in cumulative MACE at 6, 12, 18, 24 and 36 months, premature death, recurrent heart attack, congestive heart failure, significant arrhythmias, and acute coronary syndrome. Enrollment is expected to be completed after approximately one year with the first data readout in the second half of 2013.

If successful in Phase 2, we plan to proceed with a later stage trial(s) needed to demonstrate meaningful clinical benefit and, if successful, seek approval to commercialize AMR-001 to prevent the adverse consequences of AMI.

Phase 1 Trial of AMR-001

Results of the Phase 1 trial of Amorcyte’s AMR-001 were initially presented at the 2009 American College of Cardiology Annual Scientific Session and were the basis for the launch of the Phase 2 trial. The peer-reviewed full publication has been cited above (American Heart Journal, 2011). AMR-001 showed a dose-related significant improvement in myocardial perfusion (amount of blood in the heart). Resting Total Severity Score (“RTSS”) is a measure of perfusion and of prevention of cell death, and the metric employed in the Phase 1 study. Single-photon emission computerized tomography (“SPECT”), employed in the Phase 1 study, permits imaging where MRI would be ineffective as a result of stents, pacemakers and defibrillators. In brief, technetium dye used in a SPECT scan is taken up by the heart muscle. If the heart muscle is healthy and there is adequate blood flow, the muscle will take up the dye. If the heart muscle is not healthy, dye uptake is diminished or does not occur at all. The study results demonstrated that patients receiving 10 million cells (n=5) or 15 million cells (n=4) showed significant improvement in resting perfusion rates at six months as compared to patients receiving 5 million cells (n=6) or the control groups (n=15), as measured by the SPECT total severity score.

The Phase 1 data also showed that patients receiving 10 or 15 million cells showed a trend towards improvement in ejection fraction (the percentage of blood pumped out of the ventricles with each heart beat), end systolic volume (the blood volume remaining in a ventricle at the end of contraction and the beginning of filling, which can be used clinically as a measurement of the adequacy of cardiac emptying), and reduction in infarct size while subjects receiving 5 million cells or the control infusion did not.

Amorcyte’s Advantages

Amorcyte’s business strategy focuses on cellular therapeutics for cardiovascular indications. The markets for Amorcyte’s targeted indications are expected to expand as the baby boomer generation ages.

Amorcyte has a dominant intellectual property position that includes ownership of the first U.S. issued patents for a chemotactic hematopoietic stem cell product (a product enriched for CD34+/CXCR4+ cell that migrates to areas of ischemic damage), with a delivery and the cell potency and stability that Amorcyte believes is necessary to efficaciously treat the consequences of a vascular injury, together with multiple modalities of delivering the cell product.

Additionally, members of Amorcyte’s management have been involved in obtaining reimbursement and regulatory approval of cell-based therapies. Dr. Pecora, Amorcyte’s Chief Scientific Officer, has been involved in the clinical testing of a variety of cell based therapies and is very experienced in the use of devices to manipulate cells for human use. Dr. Preti, the President of Amorcyte’s exclusive cell processing provider PCT, has been involved in the development of laboratory regulations and standards. As officers of PCT, both Drs. Pecora and Preti were directly involved in the cGMP manufacturing of Dendreon’s cell therapy product, Provenge®, now an FDA approved product for prostate cancer as well as multiple other cell therapy products under development by PCT’s multiple clients. Dr. Pecora is an advisor to several insurance companies on matters regarding new technologies and reimbursement for complex therapies, including cell-based therapies.

Although other companies are developing stem cell based therapies for cardiovascular disease, we believe Amorcyte is in a strong competitive position due to the very early indicia of effect seen in its Phase 1 trial, cGMP manufacturing experience, and dominant patent portfolio.

There are five categories of competitive therapies representing different sources of stem cells: fat derived cells, mesenchymal cells, cord blood, adult stem cells and hematopoietic (bone marrow derived) cells. Of these, the allogeneic sources (that is, where donor and recipient are different persons) face a series of technical limitations that can minimize their clinical value, including the potential need for immunosuppressants, toxicity concerns and durability issues. Of the autologous sources of stem cells (donor and recipient the same) listed above, only Amorcyte, to our knowledge, has positive Phase 1 data and a cGMP process for manufacturing, together with a patented technology supporting dosing.

As part of the pre-clinical development work done by Amorcyte, validation experiments of four different coronary artery balloon catheters were performed, leading to their approval for use in the Phase 1 clinical trial. Intra-coronary artery delivery has an advantage over intra-cardiac muscle delivery because the procedure can be performed at virtually any cardiac catheterization laboratory (intra-muscle delivery is limited to experienced centers) and is less invasive. Amorcyte’s product had a validated 48 hour product shelf life in the Phase 1 study, but now has been validated to 72 hours. A shelf life of greater than 24 hours allows the product (following manufacturing and distribution from the manufacturing site) to be stored locally in a blood bank refrigerator for use at a convenient elective time, and importantly eases the logistic burdens anticipated with commercial distribution of the therapy, reducing the need for multiple regionally placed manufacturing facilities.

Amorcyte’s Business Strategy and Primary Market

There are approximately 160,000 patients per year who have an ST Elevation Myoardial Infarction (or “STEMI,” the most dangerous type of heart attack resulting from a sudden blockage of one of the arteries that supplies nutrient-rich blood to the heart muscle) resulting in a reduced left ventricular ejection fraction (that is, the fraction of blood pumped out of the left ventricle with each heartbeat) of 48% or less. These patients represent a large cost segment and are the greatest financial burden for many managed care programs, post heart attack. Amorcyte expects this burden to increase as the “baby boomer” population ages. AMR-001, if approved, could have a significant pharmacoeconomic benefit by preventing downstream cardiac adverse events.

Amorcyte’s Product Development Pipeline — AMR-001

Amorcyte’s therapeutic strategy focuses on developing product candidates designed to prevent subsequent major adverse cardiac events following a significant AMI by preserving heart muscle tissue. AMI remains a significant cause of morbidity and mortality in the United States and worldwide. Current interventions or medications have limited ability to prevent progressive myocardial cell death leading to cardiac functional deterioration and downstream major adverse cardiac events.

AMR-001, Amorcyte’s lead product candidate is an autologous derived (donor and recipient the same), CD34+/CXCR4+selected stem cell product, which we believe, has the potential to limit progressive cardiomyocyte (heart muscle cell) loss following AMI and to maintain cardiac muscle function and prevent further adverse cardiac events. The AMR-001 platform can be applied to other conditions resulting from underlying ischemia including chronic myocardial ischemia post-AMI, congestive heart failure, critical limb ischemia and cryopreserved preparations of AMR-001 for future vascular insufficiency. We expect to begin a Phase 1 trial in CHF by 2013.

Preclinical Research — Rationale for the Use of CD34+ Cell Populations for Cardiovascular Indications

Pre-clinical (animal) models of induced AMI have shown that CD34+/CXCR4+ expressing cells home along a gradient of hypoxia-induced Stromal-Derived Factor-1 — that is, these cells migrate naturally to oxygen-deprived locations. More specifically, these cells home to the viable tissue surrounding the infarcted (dead) myocardium, known as the peri-infarct zone, because of the steep SDF gradient created by cells under ischemic (oxygen deprived) stress. Moreover, CD34+/CXCR4+ expressing cells have been shown to be capable of inducing neoangiogenesis (development and formation of new blood vessels) over time and preventing late heart cell death due to chronic ischemia (restriction of blood supply). These cells were also shown to prevent cell death through alternative pathways. Other studies demonstrated that CD34+/CXCR4+ cells that take up residence in the peri-infarct zone are likely the cell type that affects neo-angiogenesis, relieves ischemia and prevents apoptosis. Collectively these results provided the rationale for the exploration of a pharmaceutical grade specific cell-based therapy with a defined hypothesized mechanism of action to reduce the incidence and severity of MACE after an extensive AMI.

Mechanism of Action of AMR-001

AMR-001 works by increasing microvascular blood flow in the myocardium (heart muscle) via neoangiogenesis (development and formation of new blood vessels), thereby reversing post-heart attack induced ischemia (restriction of blood supply) and rescuing tissue from hibernation and preventing eventual cell death (apoptosis). The treatment process works as follows:

•	A patient’s own bone marrow is harvested and CD34+/CXCR4+ cells are isolated using Amorcyte’s patented technology to increase the potency of the product.
•	The isolated cells are infused via catheter into the infarct-related artery 7 to 10 days following an AMI — which we believe is the optimal time frame for cellular intervention, after the pro-inflammatory “hot phase” and prior to permanent scar formation.
•	The infused CD34+/CXCR4+ cells home to the at-risk tissue along a hypoxia-induced Stromal-Derived Factor-1 gradient to a signal emitted from the infarct as described above, inducing neoangiogenesis and a resultant functional benefit.

Amorcyte’s Phase 1 trial results are supportive of this mechanism of action (CD34+/CXCR4+ cell induced neoangiogenesis resulting in a functional cardiac benefit) and have been published in Am Heart J 2011; 161:98-105. The role of these CD34+ cells in functional improvement and mechanism of action has also been demonstrated in an animal model (Wang J et al., Circ Res 2010; 106:1904-1911).

Manufacturing

Our PCT subsidiary provides all of Amorcyte’s cell processing and processing services, including in connection with our PreSERVE Phase 2 trial of AMR-001 for acute myocardial infarction, and PCT may in the future perform such services for other clinical trials that we may launch. While it is advantageous for our Company to have the capability to perform these services in-house, this means that a portion of PCT’s potential external revenue-generating capacity is being diverted in furtherance of our Company’s own development efforts. PCT will dedicate approximately 20% of its existing revenue generating capacity in 2012 for our own internal development activities which could have a material and adverse impact on our future revenue growth and profitability.

Intellectual Property

There have been several recent and important developments in the Amorcyte patent portfolio. In addition to our centerpiece US patent 7,794,705 covering composition and method of vascular injury repair post-acute myocardial infarction, the US Patent and Trademark Office on January 3, 2012 issued incremental claims in US patent 8,088,370 for “vascular insufficiency,” materially expanding the reach of our patent protection into all forms of cardiac insufficiency, including congestive heart failure and chronic myocardial ischemia. We believe further that these claims extend protection for vascular insufficiency conditions beyond the cardiac setting.

Other Stem Cell Research and Development

Athelos, Inc.

Athelos is a Delaware corporation 80% owned by NeoStem through PCT. To further expand and diversify NeoStem’s efforts in cell therapy, the mission of Athelos is to develop a person’s immune cells as a therapeutic product to treat disorders of the immune system. Many immune-mediated diseases are a result of an imbalance in the immune system wherein inflammatory cells go unchecked. Therapy using regulatory T cells (T-reg) represents a novel approach to restoring immune balance by enhancing T-reg cell number and function to inhibit pathogenic immune responses.

Through exclusive world-wide licenses, Athelos has secured the rights to a broad patent estate within the T-reg field, covering natural T-regs (nTregs) as well as induced T-regs (iTregs). Both types of T-regs have been shown in pre-clinical studies to be important in modulating autoimmune and inflammatory diseases. Natural T-regs have been evaluated by others in early phase human clinical trials and shown to be safe with suggestions of clinical benefit in graft-versus-host disease. Both types of T-regs have demonstrated the ability to treat conditions like diabetes, inflammatory bowel disease and organ transplant tolerance in animal models of disease. To complement those important intellectual property rights, Athelos has established consulting relationships with thought leaders in the field of T-reg therapy for immune disorders, including David Horowitz, MD, Chief of the Division of Rheumatology and Immunology at the University of Southern California Keck School of Medicine, and Bruce Blazar, MD, Chief of Blood and Marrow Transplantation and Director of Center of Translational Medicine, Masonic Cancer Center, University of Minnesota. Athelos plans to investigate the clinical feasibility of T-reg-based therapeutics to prevent and treat graft vs. host disease, solid organ rejection as well as a broad class of other autoimmune diseases. This ongoing research program is developing methods to isolate and expand human T-regs for large scale manufacturing and for evaluation in Phase 1 clinical trials. Results from ongoing Phase 1 work under several independent physician INDs of T-reg cell therapy for autoimmune disorders will determine the future clinical direction.

VSELTM Technology

Mariusz Ratajczak, M.D., Ph.D., head of the Stem Cell Biology Program at the James Graham Brown Cancer Center at the University of Louisville, has discovered that mammalian bone marrow contains a heterogeneous population of stem cells that has properties similar to those of an embryonic stem cell. These cells, first described in mice, are referred to as very small embryonic-like stem cells, or VSELs. We are engaged in research and development of new therapies based on VSELTM Technology with the University of Louisville Research Foundation and on our own, and have a worldwide exclusive license to VSELTM Technology.

The use of human VSELs for regenerative medicine presents another possibility of capturing the key advantages associated with embryonic stem cells without the ethical or moral dilemmas associated with the use of fetal cells, or the potential negative biological effects associated with embryonic stem cells, such as their propensity to form tumors. Yet another potential benefit to this unique population of adult stem cells is the advantage of being able to use autologous stem cells (i.e., the patient’s own cells) for therapy, as opposed to having to rely on donor cells which are susceptible to immune rejection. NeoStem’s research and development laboratory in Cambridge, Massachusetts has identified cells in human blood and bone marrow that have many of the key properties described for murine VSELs. This research includes the demonstration of primitivism, pluripotency, tri-lineage differentiation and the ability of these cells to expand in culture. These observations provide the groundwork for the development of VSELTM therapies to regenerate or repair damaged or diseased tissues in human subjects.

NeoStem is currently engaged in the early stage development of therapies using VSELTM, and other in-licensed technologies using mesenchymal stem cells, for indications such as wound healing, orthopedics and opthalmics. More specifically, through grants, we are funding studies at the University of Michigan using human VSELs to promote bone healing in animals. Those experiments have indicated that human VSELs can differentiate into bone and blood vessel cells, and can form coherent human bone in a mouse. We have also funded research at the Schepens Eye Research Institute, a charitable corporation of Massachusetts and an affiliate of Harvard Medical School, relating to VSEL treatment for macular degeneration — a leading cause of blindness in the Western world. Early results using mouse models of retinal damage have shown VSELs display remarkable survivability characteristics, as well as the potential to be integrated into the retinal ganglion layer of cells and to differentiate along the retinal lineage. We expect to begin a Phase 1 safety trial by 2013.

In parallel with those studies, we are engaged in a multi-year sponsored research agreement with Roger Williams Medical Center, funded by the Department of Defense, to study the use of VSELs and mesenchymal stem cells for the treatment of chronic wounds.

Outlined below is an illustration of stages of pre-clinical and clinical development:

*	This work is being done pursuant to independent physician INDs that will help determine the Company’s clinical direction.
**	Pursuant to our exclusive license agreement with Dr. Vincent Falanga, NeoStem controls the world-wide rights to Dr. Falanga’s wound healing technology utilizing autologous bone marrow-derived cultured mesenchymal stem cells and very small embryonic-like (VSEL) stem cells. Dr. Falanga has been treating human cutaneous wounds under a physician IND for several years. Recently, NeoStem was awarded a Department of Defense funded grant to examine rapid wound healing utilizing MSCs and VSELs and we are collaborating with Dr. Falanga and the Roger William Medical Center, as our sub-awardee, on that grant.
***	We are providing contract manufacturing and regulatory services to Islet Sciences, Inc. and in connection with that arrangement have acquired an equity interest in them as well as a right to backend royalties and commercial manufacturing.

Government Initiatives

To further drive our stem cell initiatives, we will continue to target key governmental agencies, congressional committees and not-for-profit organizations to contribute funds for our research and development programs. In 2010 we were awarded a $700,000 contract from the U.S. Army Medical Research and Material Command, Telemedicine and Advanced Technology Research Center (USAMRMC-TATRC). This contract will fund through 2014 the evaluation and use of topically applied bone marrow-derived adult mesenchymal stem cells for rapid wound healing.

NeoStem recently commenced a study awarded and funded by the Department of Defense Peer Reviewed Medical Research Program (PRMRP) of the Office of the Congressionally Directed Medical Research Programs (CDMRP). Almost $2,000,000 from this grant will be used to fund research through 2015 on the use of VSELs to treat osteoporosis and improve bone health.

In addition to these awards, we have submitted a PHASE II SBIR grant proposal, based on the positive results of our Phase 1SBIR studies, to the NIH-SBIR program for $1.6 million to continue work on VSELs in bone regeneration. We were also recently invited to submit a clinical trial proposal to CDMRP in collaboration with Walter Reed Medical Center for a multi-million dollar award to explore the use of VSELs to treat combat wound injuries. These recent submissions, together with our other submitted grants, to the extent funded, would not only further research efforts already underway in the areas of wound healing, bone regeneration and retinal disease, but potentially could launch new inquiries and further diversify our base of research partners in areas such as reconstructive surgery and radiation sickness. We may continue to apply for SBIR grants but will not be able to draw down funds until we re-attain our status as a small business post our divestiture of Erye.

Vatican Initiatives

In May 2010, the Vatican’s Pontifical Council for Culture and NeoStem announced what has been characterized as the Vatican’s first-ever contract of collaboration with an outside commercial venture to advance stem cell research. The initiative partners NeoStem and the public charity it helped form, The Stem for Life Foundation, with the Pontifical Council and its charitable organization, STOQ International, to expand research and raise awareness of adult stem cell therapies. The partnership entails work on collaborative activities with the goal of advancing scientific research on adult stem cells and exploring their clinical application in the field of regenerative medicine, as well as the cultural impact of such research. The Pontifical Council pledged $1 million in connection with these activities for which a donor provided a contribution in 2011.

In addition to research initiatives, NeoStem and the Pontifical Council are spearheading an education campaign geared towards generating awareness of the cultural relevance of such a fundamental shift in medical treatment options, particularly with regard to the impact on theological and ethical issues. Specifically, NeoStem and the Pontifical Council are pursuing the development of educational programs, publications and academic courses with an interdisciplinary approach for theological and philosophical faculties, including those of bioethics, around the world.

As one of the initial highlights of this partnership, in November 2011 we were honored to co-host a three day event at the Vatican that was the first international conference on adult stem cells. Entitled “Adult Stem Cells: Science and the Future of Man and Culture.” This event brought together a unique roster of Church leaders, policymakers, government health ministers, ambassadors to the Holy See, scientists, stem cell companies and patients who have participated in adult stem cell trials.

The gathering also featured Tommy Thompson, former U.S. Secretary of Health and Human Services, who called upon President Obama to create a commission of private sector business leaders to recommend ways to coordinate discovering and funding therapies that use adult stem cells. This first event co-sponsored by NeoStem and the Pontifical Council for Culture since the two entered into a formal partnership in 2010 is part of a larger effort to foster education and networking in support of adult stem cell research.

All initiatives aim at providing information, teaching and research regarding important issues of human health and of the present and future of medical progress in relation to adult stem cell research and with respect to the great value of human life. NeoStem and the Pontifical Council for Culture through their collaboration aspire to reach religious leaders and academicians working in the Pontifical and Catholic Institutions but also to extend their work and results to different institutions beyond the Catholic environment.

Competition — Cell Therapy — United States

The biotechnology industry, specifically our areas of cell processing and manufacturing, clinical development of cellular therapies and cell collection, processing and storage, are characterized by rapidly evolving technology and intense competition. Our competitors include pharmaceutical, biopharmaceutical and biotechnology companies, as well as numerous academic and research institutions and government agencies engaged in drug discovery activities or funding, both in the United States and abroad. Many of these companies are well-established and possess technical, research and development, financial, and sales and marketing resources significantly greater than ours. In addition, many of our smaller potential competitors have formed strategic collaborations, partnerships and other types of joint ventures with larger, well established industry competitors that afford these companies potential research and development and commercialization advantages in the technology and therapeutic areas currently being pursued by us. Academic institutions, governmental agencies and other public and private research organizations are also conducting and financing research activities which may produce products directly competitive to those being commercialized by us. Moreover, many of these competitors may be able to obtain patent protection, obtain FDA and other regulatory approvals and begin commercial sales of their products before us.

The primary competitors in the field of cell therapy for AMI and other cardiovascular-related disorders include public companies like Baxter International Inc., MesoBlast Limited, Athersys, Inc., Aastrom Biosciences, Inc., Cytomedix, Inc., Pluristem Therapeutics Inc. and Cytori Therapeutics, Inc. These companies are pursuing cell based approaches for cardiovascular diseases that relate to AMI (chronic ischemia, congestive heart failure, dilated cardiac myopathy and related indications like critical limb ischemia). The field remains highly competitive. However, we believe we have a differentiated approach utilizing a highly purified, active cell population, which is covered by composition of matter intellectual property.

In the general area of cell-based therapies, we potentially compete with a variety of companies, most of whom are specialty medical products or biotechnology companies. Some of these, such as Baxter, Johnson & Johnson, Medtronic and Miltenyi Biotec, are well-established and have substantial technical and financial resources compared to ours. However, as cell-based products are only just emerging as viable medical therapies, many of our most direct competitors are smaller biotechnology and specialty medical products companies. These include Advanced Cell Technology, Inc., Cytomedix, Inc., Arteriocyte Medical Systems, Inc., Athersys, Inc., Bioheart, Inc., Cytori Therapeutics, Inc., Genzyme Corporation, Harvest Technologies Corporation, Mesoblast, Osiris Therapeutics, Inc., Pluristem, Inc. and others.

In addition, cord blood banks such as ViaCord, a PerkinElmer company, or LifebankUSA, a Celgene company, easily could enter the field of adult stem cell collection because of their processing labs, storage facilities and customer lists. We estimate that, combined, there are approximately 75 cord blood banks in the U.S., approximately 36 of which are private autologous banks, meaning that the donor and recipient are the same, and approximately 39 of which are public allogeneic banks, meaning that the donor and recipient are not the same. Hospitals that have transplant centers to serve cancer patients may elect to provide some or all of the services that we provide. According to the National Marrow Donor Program, there are approximately 52 hospitals in the U.S. with stem cell transplant centers. These competitors may have better experience and access to greater financial resources than us. In addition, other established companies may enter our markets and compete with us.

We believe we have a strategic advantage over our competitors based on our ability to meet cGMP regulatory requirements in an industry that is widely dispersed with a range of quality issues.

GOVERNMENT REGULATION:
CELL THERAPY — UNITED STATES

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

HCT/P Regulations

Manufacturing facilities that produce cellular therapies are subject to extensive regulation by the FDA. In particular, FDA regulations set forth requirements pertaining to establishments that manufacture human cells, tissues, and cellular and tissue-based products (“HCT/Ps”). Title 21, Code of Federal Regulations, Part 1271 (21 CFR Part 1271) provides for a unified registration and listing system, donor-eligibility, cGTP, and other requirements that are intended to prevent the introduction, transmission, and spread of communicable diseases by HCT/Ps. More specifically, key elements of Part 1271 include:

•	Registration and listing requirements for establishments that manufacture HCT/Ps;
•	Requirements for determining donor eligibility, including donor screening and testing;
•	cGTP requirements, which include requirements pertaining to the manufacturer’s quality program, personnel, procedures, manufacturing facilities, environmental controls, equipment, supplies and reagents, recovery, processing and process controls, labeling, storage, record-keeping, tracking, complaint files, receipt, pre-distribution shipment, distribution, and donor eligibility determinations, donor screening, and donor testing;
•	Adverse reaction reporting;
•	Labeling of HCT/Ps; and
•	FDA inspection, retention, recall, destruction, and cessation of manufacturing operations.

PCT currently collects, processes, stores and manufactures HCT/Ps, including manufacturing cellular therapy products. NeoStem Family Storage also collects, processes, and stores HCT/Ps. Therefore, both PCT and NeoStem Family Storage must comply with cGTP (current Good Tissue Practices, 21 CFR Part 1271) and with the cGMP guidelines that apply to biological products. PCT’s management believes that certain other requirements pertaining to biological products, such as requirements pertaining to premarket approval, do not currently apply to PCT because PCT is not currently investigating, marketing or selling cellular therapy products. If either PCT or NeoStem Family Storage changes its business operations in the future, the FDA requirements that apply to PCT or NeoStem Family Storage may also change.

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

Federal Regulation of Clinical Laboratories

The Clinical Laboratory Improvement Amendments (“CLIA”) extends federal oversight to clinical laboratories that examine or conduct testing on materials derived from the human body for the purpose of providing information for the diagnosis, prevention, or treatment of disease or for the assessment of the health of human beings. CLIA requirements apply to those laboratories that handle biological matter. CLIA requires that these laboratories be certified by the government, satisfy governmental quality and personnel standards, undergo proficiency testing, be subject to biennial inspections, and remit fees. The sanctions for failure to comply with CLIA include suspension, revocation, or limitation of a laboratory’s CLIA certificate necessary to conduct business, fines, or criminal penalties. Additionally, CLIA certification may sometimes be needed when an entity, such as PCT or NeoStem Family Storage, desire to obtain accreditation, certification, or license from non-government entities for cord blood collection, storage, and processing. PCT has obtained CLIA certification for its facilities in New Jersey. PCT has been advised that, currently, CLIA certification is not required for its PCT facilities in California. However, to the extent that any of the activities of PCT or NeoStem Family Storage (for example, with regard to processing or testing blood and blood products) require CLIA certification, PCT intends to obtain and maintain such certification and/or licensure.

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

The existence and proliferation of this public cord blood bank may adversely affect PCT and/or the business of NeoStem Family Storage, because parents may opt to donate their newborn’s cord blood to the public registry and to use the public registry if stem cells from cord blood are needed for treatment purposes. In this regard, an important advantage of the national, public cord blood collection system is that it costs nothing for patients to donate their cord blood. Additionally, major medical organizations, including the American Academy of Pediatrics (AAP), the American Medical Association (AMA), the American College of Obstetricians and Gynecologists (ACOG), and the American Society of Blood and Marrow Transplantation (ASBMT) do not recommend private storage, except in very limited instances. Further, this national, public cord blood registry is widely accepted by the medical community, and therefore physicians and others in the health care community may be less willing to use or recommend a private cord blood facility.

PHARMACEUTICAL PRODUCTS — UNITED STATES

Government authorities in the United States, at the federal, state and local level, and in other countries, extensively regulate, among other things, the research, development, testing, manufacture, including any manufacturing changes, packaging, storage, recordkeeping, labeling, advertising promotion, distribution, marketing, import and export of biological products such as AMR-001. The process of obtaining required regulatory approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time and money, and there is no guarantee that Amorcyte will successfully complete the steps needed to obtain regulatory approval of AMR-001 or any future product candidates. In addition, these regulations may change and Amorcyte’s product candidates may be subject to new legislation or regulations.

FDA approval process

In the United States, pharmaceutical products, including cellular therapies, are subject to extensive pre- and post-market regulation by the U.S. FDA. The Federal Food, Drug, and Cosmetic Act (“FD&C Act”), and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications, or (“NDAs”), warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

Pharmaceutical product development in the U.S. typically involves preclinical laboratory and animal tests, the submission to the FDA of a notice of claimed investigational exemption or an investigational new drug application (“IND”), which must become effective before clinical testing can commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol. Long term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before a clinical trial can begin. Submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with federal regulations; good clinical practice, or GCP, as set forth in FDA regulations and guidance, which is meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial is not being conducted in accordance with FDA requirements, or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials to support NDAs for marketing approval are typically conducted in four sequential phases, but the phases may overlap.

•	Phase 1: Studies are initially conducted in a limited population to test the product candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients, such as cancer patients when the drug is too toxic to be ethically given to health individuals.
•	Phase 2: Studies are generally conducted in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•	Phase 3: These are commonly referred to as pivotal studies. When Phase 2 evaluations demonstrate that a dose range of the product is effective and has an acceptable safety profile, Phase 3 clinical trials are undertaken in large patient populations to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically-dispersed clinical trial sites.
•	Phase 4: In some cases, FDA may condition approval of an NDA or Biologic License Application (“BLA”) for a product candidate on the sponsor’s agreement to conduct additional clinical trials after NDA or BLA approval. In other cases, a Sponsor may voluntarily carry out additional trials post approval to gain more information about the drug. Such post approval trials are typically referred to as Phase 4 studies.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, currently exceeding $1.8 million, and the manufacturer and/or sponsor under an approved new drug application are also subject to annual product and establishment user fees, currently almost $99,000 per product and over $520,000 per establishment. These fees are typically increased annually.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of new drug applications. Most such applications for standard review drug products are reviewed within ten months; most applications for priority review drugs are reviewed in six months. Priority review can be applied to drugs that the FDA determines offer major advances in treatment, or provide a treatment where no adequate therapy exists. For biologics, priority review is further limited only for drugs intended to treat a serious or life-threatening disease relative to the currently approved products. We expect FDA to amend each of these goals to extend them by two months for applications received after September 2012. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current good manufacturing practice, or GMP — a quality system regulating manufacturing — is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After the FDA evaluates the NDA and the manufacturing facilities, it issues an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in 2 or 6 months depending on the type of information included.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy and may impose other conditions, including labeling restrictions which can materially affect the potential market and profitability of the drug. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Biologics

Biological products are approved for marketing under provisions of the Public Health Service Act, or PHS Act. However, because most biological products also meet the definition of “drugs” under the FD&C Act, they are also subject to regulation under FD&C Act provisions. The PHS Act requires the submission of a biologics license application (“BLA”), rather than an NDA for market authorization. Clinical development of biologics is conducted in accordance with the IND regulations for drugs described above. The PHS Act emphasizes the importance of manufacturing control for products that cannot be defined to help reduce the increased risk of the introduction of adventitious agents. The PHS Act also provides authority to the FDA to immediately suspend licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction or spread of communicable diseases in the US and between states.

Manufacturers of cell and tissue based products must comply with the FDA’s cGTP rules and regulations which govern the methods used in, and the facilities and controls used for, the manufacture of such products. The primary intent of the cGTP requirements is to ensure that cell and tissue based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease.

As with drugs, after approval of biologics, manufacturers must address any safety issues that arise, are subject to recalls or a halt in manufacturing, and are subject to periodic inspection after approval.

The Patient Protection and Affordable Care Act, or Affordable Care Act, signed into law on March 23, 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCI Act, which created an abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product. This is conceptually similar to the established process for drug approval in that it attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study. Interchangeability requires that a product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger and often more complex structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation which are still being worked out by the FDA.

A reference biologic is granted twelve years of exclusivity from the time of first licensure of the reference product. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against other biologics submitting under the abbreviated approval pathway for the lesser of (i) one year after first commercial marketing, (ii) eighteen months after the initial application if there is no legal challenge, (iii) 18 months after the resolution in the applicant’s favor of a lawsuit challenging the biologics’ patents if an application has been submitted, or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42 month period.

Advertising and Promotion

Once an NDA or BLA is approved, a product will be subject to certain post-approval requirements. For instance, FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet.

Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or BLA or NDA supplement or BLA supplement before the change can be implemented. An NDA or BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements and BLA supplements as it does in reviewing NDAs or BLAs. The FDA has broad enforcement authority under the FFDCA, and failure to abide by these regulations can result in enforcement action, including the issuance of a Warning Letter directing entities to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and federal civil and criminal investigations, prosecutions and penalties. State enforcement actions relating to promotional violations are also becoming more common.

Post Marketing Requirements

Adverse experiences associated with the use of the drug must be reported to the FDA and could result in the imposition of market restrictions through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

FDA can require post-approval studies and clinical trials, known as Phase 4 studies, if the FDA finds, after approving the drug, that scientific data, including information regarding related drugs, deem it appropriate. The purpose of such studies would be to assess a known serious risk or signals of serious risk related to the drug or to identify an unexpected serious risk when available data indicates the potential for a serious risk. The FDA may also require a labeling change if it becomes aware of new safety information that it believes should be included in the labeling of a drug.

As a condition of NDA or BLA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Failure to comply with statutory and regulatory requirements also subjects a manufacturer to possible legal or regulatory action, including Warning Letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and civil and criminal penalties.

Current Good Manufacturing Practices (cGMP) Standards

Additional FDA laws and regulations govern the quality control, manufacture, packaging, and labeling procedures of products regulated as a drug, biological product, or medical device, including cellular therapies comprised of HCT/Ps. These laws and regulations include requirements for cGMP. These requirements are designed to ensure that a facility’s processes — and products resulting from those processes — meet defined safety requirements and have the identity, strength, quality and purity characteristics that they are represented to have.

The cGMP requirements, set forth in 21 CFR Parts 210 and 211, are federal regulations that govern the manufacture, processing, packaging and holding of drug and cell therapy products. The objective of compliance with cGMP standards is to protect the public health and safety by ensuring that:

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

In addition, drug manufacturers and certain of their subcontractors are required to register their establishments with FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs.. Further, failure to comply with applicable FDA requirements can result in regulatory inspections and associated observations, warning letters, other requirements of remedial action, and, in the case of failures that are more serious, suspension of manufacturing operations, seizure, injunctions, product recalls, fines, and other penalties. Management believes that its facilities are in material compliance with applicable existing FDA requirements, and intends to continue to comply with new requirements that may apply in the future.

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

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, NDAs or BLAs or supplements to NDAs or BLAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers or deferrals for submission of data. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.

The Best Pharmaceuticals for Children Act, or BPCA, provides NDA holders a six-month extension of patent and non-patent exclusivity and BLA holders a six-month extension of non-patent exclusivity for a drug if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications with all of the benefits that designation confers.

OTHER HEALTH CARE

Health Privacy Laws

The Administrative Simplification provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), require health care plans, health care providers and health care clearinghouses, collectively defined under HIPAA as “Covered Entities,” to comply with standards for the use and disclosure of health information within such organizations and with third parties. These include standards for:

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

HIPAA does not preempt, or override, state privacy laws that provide even more protection for individuals’ health information. These laws’ requirements could further complicate Amorcyte’s ability to obtain necessary research data from its collaborators. In addition, certain state privacy and genetic testing laws may directly regulate Amorcyte’s research activities, affecting the manner in which it uses and discloses individuals’ health information, potentially increasing the cost of doing business, and exposing Amorcyte and the combined company to liability claims. In addition, patients and research collaborators may have contractual rights that further limit Amorcyte’s ability to use and disclose individually identifiable health information. Claims that Amorcyte violated individuals’ privacy rights or breached its contractual obligations, even if Amorcyte is not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm the business.

While management believes that the current business operations of PCT or NeoStem Family Storage would not cause either of them to be considered a Covered Entity, there is a risk that due to conflicting interpretations of the regulations, NeoStem Family Storage may be a Covered Entity. If NeoStem Family Storage is a Covered Entity, there is a risk of liability that NeoStem Family Storage may not be complying fully with all HIPAA requirements. PCT has signed Business Associate Agreements where requested by PCT’s customers who are Covered Entities, which would require compliance with certain privacy and security requirements relating to individually identifiable health information created or used in connection with such relationships. PCT is in substantial compliance with such Business Associate Agreements. However, given its complexity and the possibility that the regulations may change and may be subject to changing and even conflicting interpretation, PCT’s ability to comply fully with all of the HIPAA requirements and requirements of its Business Associate Agreements is uncertain. Further, as a result of amendments the HITECH Act, PCT’s and NeoStem Family Storage’s compliance burden has increased and they will be subject to audit and enforcement by the federal government and, in some cases, by state authorities. Further, they are obligated to publicly disclose wrongful disclosures or losses of personal health information.

Fraud and Abuse Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include anti-kickback statutes and false claims statutes. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. The majority of states also have statutes or regulations similar to the federal anti-kickback statute and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

Affordable Care Act

In late March 2010, the Federal government enacted a comprehensive health care reform package which consists of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act”). Among other provisions, the Affordable Care Act imposes individual and employer health insurance requirements, provides certain insurance subsidies (e.g., premiums and cost sharing), mandates extensive insurance market reforms, creates new health insurance access points (e.g., State-based health insurance exchanges), expands the Medicaid program, promotes research on comparative clinical effectiveness of different technologies and procedures, and makes a number of changes to how products and services will be reimbursed by the Medicare program. Amendments to the Federal False Claims Act under the Affordable Care Act have made it easier for private parties to bring “qui tam” (whistleblower) lawsuits against companies, under which the whistleblower may be entitled to receive a percentage of any money paid to the government.

There are a number of provisions in the Affordable Care Act that may directly impact our customers and, therefore, indirectly affect us. For example, the Affordable Care Act expands the number of individuals that will be covered by either private or public health insurance, which may, in turn, increase the pool of potential purchasers for our customers’ products to the extent they are reimbursable by private or public health insurance. The Affordable Care Act also requires health insurance issuers in the individual and small group markets to cover certain “essential health benefits,” which include prescription drugs and which may increase coverage for our customers’ products. In addition, the Affordable Care Act reduces income and raises costs for our customers through, for instance, the imposition of drug price discounts for Medicare Part D enrollees in the “donut hole” and the imposition of an annual fee on prescription drug and biologic manufacturers. Such provisions may cause our customers to seek to restrain costs in other areas, including the services which we provide. The effective dates of the various provisions within the Affordable Care Act are staggered over the next several years, with some changes occurring immediately. Much of the interpretation of the Affordable Care Act will be subject to administrative rulemaking, the development of agency guidance, and court interpretation.

Other Applicable Laws

In addition to those described above, other federal and state laws and regulations that could directly or indirectly affect our ability to operate the business and/or financial performance include:

•	State and local licensure, registration and regulation of laboratories, the processing and storage of human cells and tissue, and the development and manufacture of pharmaceuticals and biologics;
•	Other laws and regulations administered by the United States FDA, including the Federal Food, Drug, and Cosmetic Act and related laws and regulations and the Public Health Service Act and related laws and regulations;
•	Laws and regulations administered by the United States Department of Health and Human Services, including the Office for Human Research Protections;
•	State laws and regulations governing human subject research;
•	Federal and state coverage and reimbursement laws and regulations, including laws and regulations administered by the Centers for Medicare & Medicaid Services and state Medicaid agencies;
•	The federal Medicare and Medicaid Anti-Kickback Law and similar state laws and regulations;
•	The federal physician self-referral prohibition commonly known as the Stark Law, and state equivalents of the Stark Law;
•	Occupational Safety and Health (“OSHA”) requirements;
•	State and local laws and regulations dealing with the handling and disposal of medical waste; and
•	The Intermediate Sanctions rules of the IRS providing for potential financial sanctions with respect to “Excess Benefit Transactions” with HUMC or other tax-exempt organizations.

Other Regulations

In addition to privacy law requirements and regulations enforced by the FDA, we are also subject to various local, state and federal laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including chemicals, micro-organisms and various radioactive compounds used in connection with our research and development activities. These laws include, but are not limited to, the Occupational Safety and Health Act, the Toxic Test Substances Control Act and the Resource Conservation and Recovery Act. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by state and federal regulations, there can be no assurances that accidental contamination or injury to employees and third parties from these materials will not occur. Our insurance program does not include environmental coverage.

Foreign Regulation

In addition to regulations in the United States, our cellular development activities may be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of biological products. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. The requirements governing the conduct of clinical trials and the approval process vary from country to country and the time may be longer or shorter than that required for FDA approval. In the European Union, marketing authorizations may be submitted under a centralized or decentralized procedure. The centralized procedure is mandatory for the approval of biotechnology products and many pharmaceutical products, and provides for the grant of a single marketing authorization that is valid in all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions and is available at the request of the applicant for medicinal products that are not subject to the centralized procedure.

In addition to regulations in Europe and the United States, we may be subject to a variety of other foreign regulations governing, among other things, the conduct of clinical trials, pricing and reimbursement and commercial distribution of its products. If Amorcyte fails to comply with applicable foreign regulatory requirements, it may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

To date, Amorcyte has not initiated any discussions with the European Medicines Agency or any other foreign regulatory authorities with respect to seeking regulatory approval for AMR-001 in Europe or in any other country outside the United States.

REGENERATIVE MEDICINE — CHINA

In 2009, we began certain adult stem cell initiatives in the People’s Republic of China (“China” or “PRC”) including: (i) constructing a stem cell research and development laboratory and processing and manufacturing facility in the Beijing Facility; (ii) establishing relationships with hospitals to provide stem cell-based therapies, and (iii) obtaining product licenses covering certain adult stem cell therapeutics focused on regenerative medicine.

In December 2011, China’s Ministry of Health announced its intention to more tightly regulate stem cell clinical trials and the use of stem cell treatments in the PRC. Additionally, we operate our regenerative medicine business in China through a wholly foreign owned entity (“WFOE”) and variable interest entities (“VIEs”). While often foreign companies use structures similar to the ones pursuant to which we have operated our regenerative medicine business in the PRC, and while such arrangements are not uncommon in connection with business operations of foreign companies in China in industry sectors in which foreign direct investments are limited or prohibited, recently there has been greater scrutiny by the business community of the VIE structure. Accordingly, the Company has determined to take steps to restrict, and expects to ultimately eliminate, its regenerative medicine business in the PRC.

The Beijing Facility is located at the Life Science Innovation Center, Life Science Park, Zhongguancum, Beijing. It has been designed for comprehensive cell manufacturing, collection, processing and storage that can enable the PCT business model to launch in the PRC should the opportunity be presented. With the upcoming expiration of this lease in May 2012, the Company is considering its options with respect to extending the lease to allow for manufacturing of cell therapies, which will depend in part upon guidance from the PRC Ministry of Health with respect to regulations applicable to stem cell clinical research and applications.

PHARMACEUTICAL MANUFACTURING — CHINA

We have a 51% ownership interest in Erye. Our current senior executive management team at Erye, Mr. Shi, Chairman, and Madame Zhang, General Manager, joined Erye in 1998, who in conjunction with others bought it from the PRC government in 2003 and, in the years that followed, transformed it into a profitable private enterprise. Erye had approximately 692 employees as of March 1, 2012, of which approximately 413 were full-time.

The Erye Merger was consummated pursuant to the terms of an Agreement and Plan of Merger, dated November 2, 2008, as amended (the “Erye Merger Agreement”). Pursuant to the Erye Merger Agreement, on October 30, 2009, China Biopharmaceuticals Holdings, Inc. (“CBH”) merged with and into our wholly owned subsidiary. Following the Erye Merger, Erye Economy and Trading Co. Ltd. (“EET”) (the “Erye Merger”), an entity controlled by management of Erye, continued to own the remaining 49% ownership interest in Erye.

An amended joint venture agreement and articles of association of Erye was approved by the requisite PRC governmental authorities on or about December 28, 2009 (the “Joint Venture Agreement”). Under the Joint Venture Agreement, for the three years commencing with the fiscal quarter after which the revised Joint Venture Agreement became effective: (i) 49% of net profit, after tax, will be distributed to EET (which owns the remaining 49% of Erye), and loaned back to Erye for use in connection with its construction of the new Erye facility (to be repaid gradually after construction is completed); (ii) 45% of the net profit after tax will be provided to Erye as part of the new facility construction fund, which will be characterized as paid-in capital for our 51% interest in Erye; and (iii) only 6% of the net profit will be distributed to us directly for our operating expenses.

Erye was founded more than 50 years ago and represents an established, vertically-integrated pharmaceutical business, focused primarily on the manufacturing and sale of antibiotics. Historically, Erye has concentrated its efforts on the manufacturing and distribution of generic antibiotic products and has received more than 160 production certificates from the SFDA covering both antibiotic prescription drugs and active pharmaceutical intermediates, or APIs. Erye’s revenue for 2010 and 2011 was approximately $69.6 million and $63.4 million, respectively.

Our Pharmaceutical Manufacturing — China reportable segment consists of our interest in the Erye business. We are considering strategic alternatives with respect to our 51% interest in Erye, as described further below under the caption “Pharmaceutical Manufacturing — China — Strategic Alternatives With Respect to Erye.”

Industry

China has a large population with a rapidly growing demand for pharmaceutical drugs and has committed to providing increased governmental insurance to provide a larger segment of the population greater access to pharmaceuticals. The antibiotics market in China is approximately $11 billion. The overall pharmaceuticals market in China is forecasted to reach $110 billion by 2015.

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

Products

Erye offers a broad portfolio of anti-infective drugs, with no single product accounting for more than 10% of total revenues for 2011. In 2011, approximately seven of the top 20 antibiotics used in Chinese hospitals were products offered by Erye. Erye’s top ten products, by revenue, for 2011, are set forth in the following table:

Product Name	Product Type	% of Sales
1.0g ceftizoxime sodium injection	Injectable Finished Product	6%
piperacillin sodium and sulbactam sodium for injection (1.5g)	Injectable Finished Product	4%
Amoxicillin and Sulbactam for injection (1.5g)	Injectable Finished Product	4%
Mezlocillin sodium for injection (1.0g)	Injectable Finished Product	4%
Cefamandole Natate for injection (0.5g)	Injectable Finished Product	4%
1.2g Injection Amoxicillin Sodium and Clavulanate Potassium	Injectable Finished Product	3%
Cefamandole Natate for injection (1.0g)	Injectable Finished Product	3%
Top of Form 0.5g injection Ceftizoxime	Injectable Finished Product	3%
Mezlocillin sodium for injection (2.0g)	Injectable Finished Product	3%
Mezlocillin sodium for injection (3.0g)	Injectable Finished Product	3%

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

Erye has an internal sales and marketing team of more than 80 individuals that supervise the distributor network, assist with clinical promotions and manage hospital relationships. Many of Erye’s sales executives have long-term experience in pharmaceutical sales and previously held sales positions with state-owned pharmaceutical companies, where they established long-standing relationships with large distribution centers in several key regions nationwide and, in particular, within the Yangzi River Triangle.

Production Facilities

In 2005, the PRC government issued a mandate requiring the relocation of many of Erye’s existing manufacturing facilities. In order to comply with this mandate and to meet the growing demands of its business, Erye acquired land use rights to approximately 27 acres in the Xiangcheng District of Suzhou and, in 2007, commenced the construction of a new, state-of-the-art production facility. This new campus-style facility includes 16 buildings containing a total of approximately 53,186 square meters of space.

Erye has substantially completed the construction of its new manufacturing facility. Erye began transferring its operations to its new manufacturing facility in January 2010. The relocation and new production lines have been completed and have received cGMP certification. To date, Erye has received the following SFDA cGMP certifications:

•	solvent crystallization sterile penicillin;
•	freeze dried raw sterile penicillin;
•	penicillin;
•	cephalosporin powder for injection;
•	freeze dried powder for injection; and
•	its capsule line.

We recognize that there will be continuous price pressure on Erye as over 70% of the manufactured drugs are on the essential drug list. During 2011, there has been evidence of such price pressure — e.g., on March 2, 2011 the National Development and Reform Commission issued price cuts for medical insurance drugs which substantially impacts two of Erye’s drugs. We anticipate that Piperacillin Sodium Sulbactam Sodium will experience as much as a 50% price decline while the price of Ligustrazine Phosphate may be reduced by approximately 75%. As of December 31, 2011 the price reduction experienced by Erye on these products was approximately 24%. In 2010 Piperacillin Sodium Sulbactum Sodium accounted for approximately 3% of sales and Ligustrazine Phosphate accounted for approximately 2.5% of sales and through the twelve months ended December 31, 2011 accounted for approximately 5% and 1% of sales, respectively. In addition, in late 2011 the Ministry of Health of the PRC issued for public comment, a draft policy “Administrative Measures on Clinical Use of Antibiotics” to curb their overuse, which has in part had, and may in the future have, the effect of limiting the sales volume of certain antibiotics of Erye. See “Government Regulation — Pharmaceutical Manufacturing — China.”

The estimated total cost of the new facility is approximately $39 million.

Research and Development — Product Pipeline

Erye provides a well-established and capable platform and network for the introduction of pharmaceuticals, and other health-related products, to the vast domestic patient and consumer markets in China.

In 2010, Erye engaged in research and development for antitumor drugs and Penem antibiotics. In 2011, Erye completed the registration documents for three cancer drugs and two Impenem products, which were also submitted for SFDA approval. Also in 2011, Erye received production approval for Mezlocillin sodium and Sulbactam sodium for injection.

Governmental Regulation — Pharmaceutical Manufacturing — China

In connection with our interest in Erye, we rely upon the experience of Erye as well as certain of our other PRC advisors and consultants with the Drug Administration Law of China, which governs the licensing, manufacturing, marketing and distribution of pharmaceutical products in China. Additionally, our operations are subject to various PRC regulations and permit systems.

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

In late 2011, the PRC Ministry of Health issued, for public comment, a draft policy “Administrative Measures on Clinical Use of Antibiotics” to curb their overuse. The proposed guidelines set forth three categories of antibiotics, which include (1) restricted, (2) non-restricted, and (3) special-use only. According to the October 12, 2011 China Healthcare report published by Deutsche Bank, AG (the “China Healthcare report”), it has been projected that the limitation of antibiotic usage in China will reduce the historical compound annual growth rate which has been approximately 20%. According to the China Healthcare report, it has been estimated that China’s population consumes about ten times the global per capita average of antibiotics. These regulations have not been finalized but issuance of a draft policy has created uncertainty on the part of distributors and has reduced purchases by distributors and in part has contributed to sales reduction during 2011.

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

Competition — Pharmaceutical Business In China

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

Strategic Alternatives With Respect to Erye

As part of our plan to focus our business on capturing the paradigm shift to cell therapies following our January 2011 acquisition of PCT, we are pursuing strategic alternatives with respect to our 51% interest in Erye. We are planning to devote our resources and management efforts to cell therapy manufacturing and development, and other related activities, including adult stem cell collection and storage. We also believe that if we could monetize Erye, we would have additional capital needed to pursue the development of cell therapies. To that end, in June 2011, we engaged a financial advisor to lead the effort to pursue the possible divesture of our 51% interest in Erye. Marketing efforts have led to a few nonbinding letters of intent. However, in addition to the factors set forth below, it is too early to determine whether these or other proposals will lead to definitive agreements.

Any sale of our interest would also be subject to a right of first refusal held by Suzhou Erye Economy & Co. Ltd. (“EET”) pursuant to the terms of the Joint Venture Agreement between a subsidiary of ours and EET. EET owns the remaining 49% interest in Erye. A number of issues have arisen between EET and us with respect to the operation and financing of Erye. For instance, while EET is required to lend back to Erye dividends received by it to finance Erye’s move to and construction of its new facilities, Erye has recently reported to us that such arrangement is no longer tax efficient in light of the ratio of Erye’s shareholder loans to its registered capital. In connection with exploring ways to remedy the additional tax burden caused by the level of shareholder loans and in preparing for a sale process, other issues have also surfaced, including the issue of our Company and Erye needing to obtain all Chinese regulatory approvals (and associated registrations) required to reflect the legal title of our 51% interest in Erye as being held by the proper entity within our Company’s group which is its current beneficial owner as that term is used under U.S. law. The Company believes it has now determined what governmental approvals (and associated registrations) will need to be issued by the Suzhou Municipal Bureau of Foreign Investment and Commerce and the Suzhou Administration for Industry and Commerce to remediate these deficiencies and the Company has had counsel in China prepare these filings. The Company’s management believes these regulatory deficiencies can be remediated and should not delay a possible divestiture of the Company’s interests in Erye that is currently under evaluation. However, the Company requires the cooperation of the officers of Erye as to which no assurance can be given, and we could be compelled to seek to replace those officers or to commence legal action to obtain the required consents or otherwise move forward with requisite filings. In addition, even if the filings are made, no assurance can be given that any unremediated regulatory deficiencies would not have an adverse effect on the operating results and liquidity of Erye and the Company and will not impede or delay efforts to divest the Company’s interest in Erye. In addition, the remediation process is expected to trigger certain tax liabilities and penalties, however the ultimate liability will be based on future discussions with the relevant Chinese authorities. The Company cannot reasonably assess the exposure as of December 31, 2011.

We have not yet determined to sell our interest in Erye, and will not do so until we can assess the level of interest generated, the potential price and transaction terms we might be offered and any regulatory impediments to a transaction. The challenging nature of the current China pharmaceutical market makes it a difficult time for us to be pursuing a divestiture of our 51% ownership interest in Erye, and we expect that any sale of this interest will result in our not recouping our original investment. The process to divest Erye has also led to our interests becoming unaligned with those of the 49% shareholder, as it from time to time has indicated a desire to be a buyer, and this has led to strained relations between the parties. A sale of our interest in Erye, if a sale can be consummated, would have a material effect on the business, results of operations and balance sheet of our Company. Factors that may impede a sale may include, but not be limited to, (i) EET’s right of first refusal and the significant time and money that exercise of such right could cause a potential purchaser, (ii) the need for any purchaser to negotiate a new Joint Venture Agreement and a shareholder loan repayment schedule with EET if EET does not wish to either sell its interest or exercise its right of first refusal, (iii) recent regulatory changes in China which reduce prices that may be charged for certain of Erye’s products and limit use of antibiotics, (iv) recent disappointing financial performance by Erye resulting at least in part from such changes, including a decrease in revenues in 2011 and a net loss for fourth quarter 2011, (v) tax or regulatory issues affecting Erye, including those described above and other tax increases described in this filing which will adversely affect Erye going forward, (vi) availability of financing for a potential purchaser, and (vii) other factors typical of any sale process.

INTELLECTUAL PROPERTY

We aggressively are seeking international patent protection for our own internally developed technologies, as well as those technologies to which we have an exclusive license. The following is an overview of the key components of our patent estate, both issued and pending, to which NeoStem claims original ownership or exclusive rights pursuant to license:

NeoStem is prosecuting patent applications for in-house developed technologies that cover processes by which stem cells are isolated from various tissues. We have filed patent applications covering low-dose, short course, cytokine induction of stem cell mobilization as well as claims to methods of isolating adult stem cells using various proprietary techniques. In addition, we have filed applications for what we believe are novel stem cell populations. These applications have been filed in the U.S. and outside the U.S.

Pursuant to our VSELTM Technology license agreement with the University of Louisville, we have the exclusive, world-wide rights, to technology and know-how relating to very small embryonic-like stem cells. These patent applications, filed in the U.S. and abroad, relate to VSEL stem cell methods of isolation, collection, treating disease, as well as other related technology.

Amorcyte presently has three issued patents for our lead clinical product, AMR-001. In addition to our U.S. 7,794,705 patent (and a corresponding patent in South Africa) covering composition and method of vascular injury repair post-acute myocardial infarction, the US Patent and Trademark Office recently granted U.S. 8,088,370 for “vascular insufficiency,” materially expanding the reach of our patent protection into all forms of cardiac insufficiency, including congestive heart failure and chronic myocardial ischemia. We believe that these claims extend protection for vascular insufficiency to conditions beyond the cardiac setting. Amorcyte has applications pending around the world for three families of patents comprising no fewer than 18 applications in a dozen countries.

Athelos has secured exclusive world-wide rights to a broad patent estate comprised of approximately 30 issued patents and approximately 50 pending patent applications from major U.S. academic institutions. Those patent rights relate to regulatory T cell compositions, the in vitro culture of regulatory T cells and methods of treating or preventing certain conditions and/or diseases by use of regulatory T cells, as well as certain materials known as artificial antigen presenting cells. Most patent families within the estate have been filed in the U.S. and under the Patent Cooperation Treaty pursuant to which they have been/are being nationalized in other countries, generally including Australia, Japan, Europe, China, Canada, or some combination thereof.

Pursuant to our exclusive license agreement with Vincent Falanga, M.D., we have an exclusive, world-wide license to technology and know-how relating to wound healing using autologous mesenchymal stem cells to treat wounds.

There can be no assurance that any of our patent applications will issue as patents, or that, should patents issue, they will be found valid if contested in litigation. The patent positions of biotechnology companies are highly uncertain and involve complex legal, scientific and factual questions, the answers to which cannot be predicted with certainty.

EMPLOYEES

As of March 1, 2012, NeoStem had approximately 786 employees, including those employees of our subsidiaries, broken down as follows: PCT had 69 employees, Erye had 692 employees, of which 413 are full time and 279 are part time and NeoStem China had 1 employee. Amorcyte and Athelos have no employees unique to them. NeoStem US had 24 employees. None of our employees are covered by a collective bargaining agreement. All of Erye’s employees are located in Jiangsu Province, China. Although a significant number of Erye’s employees have employment contracts, none of the employees are covered by a collective bargaining agreement. As further discussed in this report, we are pursuing the divestiture of the majority of our China operations.

CORPORATE INFORMATION

Our principal executive offices are located at 420 Lexington Avenue, Suite 450, New York, New York 10170, and our telephone number is (212) 584-4180. Our Common Stock is currently traded on the NYSE Amex under the symbol “NBS.” We maintain a corporate website at www.neostem.com. The contents of our website are not part of this report and should not be relied upon in connection herewith.

NeoStem, Inc. was incorporated under the laws of the State of Delaware in September 1980 under the name Fidelity Medical Services, Inc. and commenced operations in the adult stem cell collection, processing and storage services business in January 2006.

This report includes trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this report are the property of their respective owners.

ITEM 1.1. EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information about the executive officers of our Company. There are no family relationships among any of the below named persons. For biographical information regarding our executive officers, see the discussion under the caption “Biographical Information” below.

Name	Age	Position
Robin L. Smith, M.D.	47	Chief Executive Officer and Chairman of the Board
Andrew L. Pecora, M.D., F.A.C.P.	54	Chief Medical Officer of NeoStem, Chief Medical Officer of PCT and Chief Scientific Officer of Amorcyte
Larry A. May	62	Vice President and Chief Financial Officer
Catherine M. Vaczy	50	Vice President and General Counsel
Joseph Talamo	43	Vice President, Corporate Controller and Chief Accounting Officer
Jason Kolbert	52	Vice President of Strategic Business Development
Madam Zhang Jian	50	Vice President of Pharmaceutical Operations, NeoStem and General Manager, Erye
Shi Mingsheng	60	Chairman of the Board, Eyre
Robert A. Preti, Ph.D.	55	President and Chief Scientific Officer of PCT

Biographical Information

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

Andrew L. Pecora, M.D., F.A.C.P.

Andrew L. Pecora, M.D., F.A.C.P., is co-founder and past Chairman and Chief Executive Officer of Progenitor Cell Therapy, LLC (“PCT”), which is a subsidiary of the Company. Dr. Pecora has served as NeoStem’s Chief Medical Officer since August 17, 2011. Dr. Pecora also serves as PCT’s Chief Medical Officer pursuant to an employment agreement that became effective on January 19, 2011, currently providing for an annualized base salary of $210,000 and option grants to purchase 400,000 shares of NeoStem Common Stock at a per share exercise price of $1.50 (and an option granted on August 17, 2011 to purchase an additional 500,000 shares of NeoStem Common Stock at a per share exercise price of $0.71). Prior to our acquisition of PCT, Dr. Pecora had served from 1999 to 2011 as Chairman, Chief Executive Officer and Chief Medical Officer of PCT, and as a member of PCT’s Board of Managers. Dr. Pecora is also Chief Scientific

Officer of Amorcyte, LLC, a subsidiary of the Company acquired in October 2011, and held such position prior to the acquisition. Dr. Pecora served as the Chairman and Director of the John Theurer Cancer Center at Hackensack University Medical Center (HUMC) from 2001 to 2011, and commencing 2011 Dr. Pecora serves the John Theurer Cancer Center as Chief Innovations Officer, Professor and Vice President of Cancer Services. Since 1996 Dr. Pecora has been Co-Managing Partner of the Northern New Jersey Cancer Center, which is a private physicians practice group affiliated with HUMC. He has also been a Professor of Medicine at the University of Medicine and Dentistry of New Jersey since 2004. Dr. Pecora serves on the board of Cancer Genetics, Inc. and is chairman of the board of Tetralogics, Inc., a company developing small molecules to treat cancer. Dr. Pecora brings a variety of business development and practical business skills to NeoStem. He has worked with numerous companies in developing their products and manages a large clinical practice and the cancer department at a major health care institution. Dr. Pecora also has significant experience in the design of clinical trials (Phase 1 to 3), institutional review board practices, conduct of clinical trials, clinical research, and payor relationships both domestically and on a global basis. Dr. Pecora received an M.D. from the University of Medicine and Dentistry of New Jersey, graduating with honors. He went on to complete his medical education in internal medicine at New York Hospital and in hematology and oncology at Memorial Sloan-Kettering Cancer Center, both in New York City. He is board certified in internal medicine, hematology, and oncology. Dr. Pecora’s appointment to the NeoStem Board of Directors was a term of the Company’s merger agreement with PCT in January 2011.

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

Joseph Talamo

Joseph Talamo has been NeoStem’s Vice President, Corporate Controller and Chief Accounting Officer since June 2011. From 1996 to 2010, Mr. Talamo held various senior positions at OSI Pharmaceuticals, Inc. (“OSI”), a publicly-traded biopharmaceutical company focused on discovering, developing and commercializing products for the treatment of cancer, diabetes and obesity, and most recently served as its

Vice President and Corporate Controller from 2006 to 2010 and its Corporate Controller from 2002 to 2006. While at OSI, Mr. Talamo helped build the accounting and finance infrastructure to support the clinical development and commercial launch of Tarceva®, OSI’s targeted therapy approved for the treatment of patients with non-small cell lung cancer and pancreatic cancer. Prior to OSI, Mr. Talamo worked at Bristol-Myers Squibb from 1995 to 1996 in the Financial Reporting and Consolidations Group, and at KPMG from 1993 to 1995 in the Health Care and Life Sciences Audit Group. Mr. Talamo also served as Treasurer of the OSI Pharmaceuticals Foundation from 2008 to 2010. Mr. Talamo received a Bachelor of Business Administration in Accounting from Hofstra University in 1991, and a Master of Business Administration in Finance from Hofstra University in 1999. Mr. Talamo is a certified public accountant in the State of New York.

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

Robert A. Preti, Ph.D.

Dr. Preti serves as President of PCT, pursuant to an employment agreement that became effective on January 19, 2011, currently providing for a base salary of $350,000, discretionary bonuses, and an option grant to purchase 400,000 shares of NeoStem Common Stock at a per share exercise price of $1.50. Dr. Preti also serves as Chief Scientific Officer of PCT. Prior to our acquisition of PCT, Dr. Preti had served from 1999 to 2011 as President and Chief Scientific Officer for PCT, and as a member of PCT’s Board of Managers.

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

ITEM 1A. RISK FACTORS.

THE RISKS DESCRIBED BELOW ARE NOT THE ONLY RISKS FACING THE COMPANY. ADDITIONAL RISKS THAT WE DO NOT YET KNOW OF OR THAT WE CURRENTLY THINK ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY, IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K. THE STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K THAT ARE NOT HISTORIC FACTS ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN OR IMPLIED BY FORWARD-LOOKING STATEMENTS. IF ANY OF THE RISKS OCCUR, OUR BUSINESS STRATEGY, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE ADVERSELY AFFECTED.

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

We are a company with a limited operating history, limited capital, and limited sources of revenue. Since our inception in 1980, we have incurred net losses of approximately $143.1 million through December 31, 2011. We incurred net losses attributable to common shareholders of approximately $47.8 million for the year ended December 31, 2011 and approximately $23.5 million for the year ended December 31, 2010, and we expect to incur additional operating losses and negative cash flow in the future. The revenues from our United States Cell Therapy segment are not sufficient to cover costs attributable to that business. We expect to incur losses and negative cash flow for the foreseeable future as a result of development activities associated with our product candidate AMR-001 (including clinical trials), our VSELTM Technology, a T-cell therapeutic and other research and development efforts to advance cell therapeutics. We also expect to continue to incur significant expenses related to sales, marketing, general and administrative and product research and development in connection with the development of our business.

Although Erye, a Chinese pharmaceutical company in which we acquired a 51% interest in October 2009, had revenues of approximately $63.4 million for the year ended December 31, 2011, and approximately $69.6 million for the year ended December 31, 2010, it has only a limited history of earnings. Pursuant to the October 2009 joint venture agreement that governs the ownership and management of Erye, or the Joint Venture Agreement, for the three-year period commencing on the first day of the first fiscal quarter after the Joint Venture Agreement became effective distributions are made as follows: (i) 49% of undistributed profits, after tax, will be distributed to Suzhou Erye Economy and Trading Co. Ltd., or EET, which owns the remaining 49% of Erye, and loaned back to Erye for use in connection with its construction of and relocation to the new Erye facility (to be repaid gradually after construction is completed); (ii) 45% of the net profit after tax due to the Company will be provided to Erye as part of the new facility construction fund, which will be characterized as paid-in capital for our 51% interest in Erye; and (iii) only 6% of the net profit will be distributed to us directly for our operating expenses. As a result, we will not be able to supplement our cash flow fully from the income expected to be generated by Erye in the short term. We are pursuing strategic alternatives with respect to our interest in Erye.

PCT became a wholly-owned subsidiary of NeoStem on January 19, 2011, upon the closing of the PCT Merger. PCT has not generated any significant amount of revenue nor been profitable in any quarter since inception.

We consummated our acquisition of Amorcyte on October 17, 2011. Our Amorcyte subsidiary has no product revenue and to date has not received regulatory approval to commercialize any of its products under development. Amorcyte has not completed development of any of its product candidates. Because of the numerous risks associated with drug and biologics development, we are unable to predict whether the development efforts of our Amorcyte subsidiary will be successful. In January 2012, we commenced enrollment of Amorcyte’s Phase 2 PreSERVE clinical trial. The trial is expected to cost approximately $14 million over the first two years and anticipated to cost up to approximately $18 million over a five year period, inclusive of manufacturing costs.

While our recent acquisition of Amorcyte will further our strategy of focusing our business on cell therapies, the development and marketing of cell therapies is a new business direction for us.

Beginning with our January 2011 acquisition of PCT, we began to shift our business plan to focus on capturing the paradigm shift to cell therapies. It is anticipated that our recent acquisition of Amorcyte will help to further our expansion into the cell therapy field. However, we have limited experience in the areas of cell therapy development and marketing of cell therapy products, and in the related regulatory issues and processes. While the founders of PCT, Dr. Andrew Pecora and Dr. Robert Preti, will continue to provide services in connection with development activities, we can provide no assurances that our management will successfully oversee Amorcyte’s or our other clinical development activities and integrate these businesses into the NeoStem business.

We are heavily dependent on the successful development and commercialization of AMR-001, and if we encounter delays or difficulties in the development of this product candidate, our business would be harmed.

We are heavily dependent upon the successful development of AMR-001 for cardiovascular disease. Our business could be materially harmed if we encounter difficulties in the development of this product candidate, such as:

•	delays in the ability to manufacture the product in quantities or in a form that is suitable for any required clinical trials;
•	delays in the design, enrollment, implementation or completion of required clinical trials;
•	an inability to follow our current development strategy for obtaining regulatory approval from the FDA because of changes in the regulatory approval process;
•	less than desired or complete lack of efficacy or safety in clinical trials; and
•	intellectual property constraints that prevent us from making, using, or commercializing the product candidate.

We are pursuing a significant change in the nature of our business.

As part of our plan to focus our business on capturing the paradigm shift to cell therapies following our January 2011 acquisition of PCT, we are pursuing strategic alternatives with respect to our 51% interest in Erye. We plan to devote our resources and management efforts to cell therapy manufacturing and development, and other related activities, including adult stem cell collection and storage. We believe that if we were to monetize Erye, we would have additional capital needed to pursue the development of cell therapies. To that end, in June 2011, we engaged a financial advisor to lead the effort to pursue the possible divesture of our 51% interest in Erye. Marketing efforts to date have led only to a few nonbinding letters of intent. However, in addition to the factors set forth below, it is too early to determine whether these or other proposals will lead to definitive agreements.

Any sale of our interest would be subject to a right of first refusal held by EET pursuant to the terms of the Joint Venture Agreement between a subsidiary of ours and EET. EET owns the remaining 49% interest in Erye. A number of issues have arisen between EET and NeoStem with respect to the operation and financing of Erye. For instance, while EET is required to lend back to Erye dividends received by it to finance Erye’s move to and construction of its new facilities, Erye has recently reported to us that such arrangement is no longer tax efficient in light of the ratio of Erye’s shareholder loans to its registered capital. In connection with exploring ways to remedy the additional tax burden caused by the level of shareholder loans and in preparing for a sale process, other issues have also surfaced, including the issue of our and Erye's needing to obtain all Chinese regulatory approvals (and associated registrations) required to reflect the legal title of our interest in Erye as being held by the proper entity within our group which is its current beneficial owner as that term is used under U.S. law. The Company believes that we have now determined what government approvals (and associated registrations) will need to be issued by the Suzhou Municipal Bureau of Foreign Investment and Commerce and the Suzhou Administration for Industry and Commerce to remediate these deficiencies and the Company has had counsel in China prepare these filings. The Company’s management believes these regulatory deficiencies can be remediated and should not delay a possible divestiture of the Company’s interests in Erye that is currently under evaluation. However, the Company requires the cooperation of the officers of Erye, as to which no assurance can be given, and we may be compelled to seek to replace these officers or to commence legal action to obtain the required consents or otherwise move forward with requisite filings. In addition, even if the filings are made, no assurance can be given that any unremediated regulatory deficiencies would not have an adverse effect on the operating results and liquidity of Erye and our Company and will not impede or delay efforts to divest our interest in Erye. Also, the remediation process is expected to trigger certain tax liabilities and penalties; however, the ultimate liability will be based on discussions with the relevant Chinese authorities. The Company cannot reasonably assess the exposure as of December 31, 2011.

We may not be able to materially enhance our liquidity through a sale of our interest in Erye.

We have not yet determined to sell our interest in Erye, and will not do so until we can assess the level of interest generated, the potential price and transaction terms we might be offered and any regulatory impediments to a transaction. The challenging nature of the current China pharmaceutical market makes it a difficult time for us to be pursuing a divestiture of our 51% ownership interest in Erye, and we expect that any sale of this interest will result in our not recouping our original investment. The process to divest Erye has led to our interests becoming unaligned with those of the 49% shareholder, as it from time to time has indicated a desire to be a buyer, and this has led to strained relations between the parties. A sale of our interest in Erye, if a sale can be consummated, would have a material effect on the business, results of operations and balance sheet. Factors that may impede a sale may include, but not be limited to, (i) EET’s right of first refusal and the significant time and money that exercise of such right could cause a potential purchaser, (ii) the need for any purchaser to negotiate a new Joint Venture Agreement and a shareholder loan repayment schedule with EET if EET does not wish to either sell its interest or exercise its right of first refusal, (iii) recent regulatory changes in China which reduce prices that may be charged for certain of Erye’s products and limit use of antibiotics, (iv) recent disappointing financial performance by Erye resulting at least in part from such regulatory changes, including a decrease in revenues in 2011, and a net loss for fourth quarter 2011, (v) tax or regulatory issues affecting Erye, including those described above and other tax increases described in our filings which will adversely affect Erye going forward, (vi) availability of financing for a potential purchaser, and (vii) other factors typical of any sale process. There can be no assurance that any sale of our Erye interest will be made, or will be made at a price that provides material additional capital for our cell therapy development efforts.

Erye may require additional lines of credit and bank loans.

Due to a number of factors including tightening of monetary policy in China, government-imposed pricing constraints on certain of its products, the additional expenses described above, and constraints on certain bank accounts arising from the Welman litigation described in Item 3 of this Form 10-K under the caption “Legal Proceedings”, Erye has experienced cash flow constraints and may consider seeking additional bank loans. In connection with the Welman litigation, as of December 31, 2011, approximately 15,656,000 RMB (approximately $2,460,000) of cash had been frozen in six Erye bank accounts. No assurances can be given that it will be able to secure additional credit on satisfactory terms, or at all.

RISKS RELATED TO CELL THERAPY — UNITED STATES

Risks Related to the Cell Therapy Industry, Clinical Development and Commercialization

Cell therapy is still a developing field and a significant global market for our services has yet to emerge. Our cellular therapy candidates are based on novel cell technologies that are inherently risky and may not be understood or accepted by the marketplace.

Cell therapy is still a developing area of research, with few cell therapy products approved for clinical use. At the PCT level, the current market and current contracts principally consist of providing manufacturing of cell and tissue-based therapeutic products in clinical trials and processing of stem cell products for transplantation programs. Our Amorcyte and Athelos subsidiaries are involved in developing cell-based therapies: Amorcyte for cardiovascular indications, and Athelos for T-cell therapy for restoring normal immune responses. Our access to these markets will depend on the progress of our development activities, particularly with respect to Amorcyte, for which the Phase 2 clinical trial for AMR-001 is now enrolling, as well as subsequent trials. We also provide services related to the collection and storage of umbilical cord blood units and adult stem cells. There currently is no significant global market for stem cell processing or their collection and storage, nor is there any guarantee that such markets will develop in the near future, or at all. Major medical institutions currently do not generally recommend private storage, and we believe that the medical community is supportive of the public cord blood collective system. Patients can donate their cord blood to the system without charge. The market for cell and tissue-based therapies is early-stage, substantially research oriented, and financially speculative. Very few companies have been successful in their efforts to develop and commercialize a stem cell product. Stem cell products in general may be susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy, or other characteristics that may prevent or limit their approval or commercial use. The demand for stem cell processing and the number of people who may use cell or tissue-based therapies is difficult to forecast. As there are no real experts who can forecast this market with accuracy, there is limited data from which the future use of our services may be forecasted. Our success is dependent on the establishment of a large global market for our products and services and our ability to capture a share of this market.

Our development efforts including our Phase 2 trial of AMR-001, are susceptible to the risks of failure inherent in the development and commercialization of therapeutic products based on new technologies. The novel nature of cellular therapeutics creates significant challenges with regards to product development and optimization, manufacturing, government regulation, third-party reimbursement and market acceptance. For example, the United States FDA has relatively limited experience regulating therapies based on cells, and there are few approved treatments utilizing cell therapy.

Even if we successfully develop and obtain regulatory approval for AMR-001 or any future cellular therapeutic product candidates, the market may not understand or accept them, which could adversely affect future sales. The degree of market acceptance of any such product candidates will depend on a number of factors, including:

•	the clinical safety and effectiveness of the product candidates, the availability of alternative treatments and the perceived advantages of the particular product candidates over alternative treatments;
•	the relative convenience and ease of administration of the product candidates;
•	our ability to separate the product candidates from the ethical and political controversies associated with stem cell product candidates derived from human embryonic or fetal tissue;
•	ethical concerns that may arise regarding our commercial use of stem cells, including adult stem cells, in the manufacture of the product candidates;
•	the frequency and severity of adverse events or other undesirable side effects involving the product candidates or the products or product candidates of others that are cell-based; and
•	the cost of the products, the reimbursement policies of government and third-party payors and our ability to obtain sufficient third-party coverage or reimbursement.

Our drug product candidates subject us to additional extensive regulatory scrutiny. If we are not able to obtain the necessary regulatory approvals for AMR-001 or future product candidates, we may not be able to continue our business operations, and our Company may be materially and adversely affected.

Our drug product candidates, and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in states and in other countries. Our failure to obtain regulatory approval for a product candidate would prevent us from commercializing the product candidate. We have not received regulatory approval to market any product candidate in any jurisdiction. Securing FDA approval typically requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing FDA approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA. AMR-001 and any other potential future products of ours may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude the obtaining of regulatory approval or may prevent or limit commercial use.

The process of obtaining FDA and other regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved and challenges by competitors. Because all of its product candidates are based on its CD34+ stem cell technology, any adverse events in our Amorcyte subsidiary’s clinical trials of one of its product candidates could negatively affect the clinical trials and approval process for Amorcyte’s other product candidates. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application or may make it easier for our competitors to gain regulatory approval to enter the marketplace. The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that Amorcyte’s data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying agency interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Any of the following factors, among others, may cause regulatory approval for our drug product candidates to be delayed, limited or denied:

•	the product candidates require significant clinical testing to demonstrate safety and effectiveness before applications for marketing approval can be filed with the FDA;
•	data obtained from preclinical and nonclinical animal testing and clinical trials can be interpreted in different ways, and the FDA may not agree with our respective interpretations or may require us to conduct additional testing;
•	it may take many years to complete the testing of product candidates, and failure can occur at any stage of the process;
•	negative or inconclusive results or the occurrence of serious or unexpected adverse events during a clinical trial could cause us to delay or terminate development efforts for a product candidate; and
•	FDA may require expansion of the size and scope of the clinical trials.

Any difficulties that we encounter in obtaining regulatory approval would have a substantial adverse impact on our ability to generate product sales, and could make any search for a collaborative partner more difficult.

Our VSELTM Technology and our other research and development activities using cells in therapeutic indications present additional risks.

Our research and development activities relating to our VSELTM Technology and other populations of adult stem cells also pose additional risks related to requirements for preclinical and clinical testing by regulatory authorities including the FDA, to demonstrate the safety and efficacy of the underlying therapy. The development of new drugs and therapies is often a long, expensive and difficult process and most attempts fail. Our VSELTM Technology is in the very early stages of development and will require many steps, tests and processes before we will be able to commence clinical testing in humans. There can be no assurance that a biologics license application, or BLA, with the FDA will not be required for our VSELTM Technology or our other stem cell technologies. The approval process for a BLA can take years, require human clinical trials and cost several million dollars. There also can be no assurance that we independently, or through collaborations, will successfully develop, commercialize or market our VSELTM Technology or other stem cells for any therapeutic indication. Should we fail to develop our VSELTM Technology or other adult stem cell technologies pursued by us, our business prospects, operating results and financial condition will be materially and adversely affected.

If clinical trials of our product candidate AMR-001 or any future product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.

Before obtaining regulatory approval for the sale of AMR-001 or any other product candidate, we must conduct, at our own expense, extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials conducted by our Amorcyte subsidiary or on its behalf can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including the following:

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•	clinical trials of product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs that we expect to be pursuing;
•	the number of patients required for clinical trials of product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;
•	third party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner or at all;
•	we might have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;
•	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;
•	the cost of clinical trials of our product candidates may be greater than anticipated;
•	we may be subject to a more complex regulatory process, since cell-based therapies are relatively new and regulatory agencies have less experience with them than with traditional pharmaceutical products;
•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of these product candidates may be insufficient or inadequate; and

•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators to halt or terminate the trials.

During Amorcyte’s Phase 1 trial of AMR-001, serious adverse events in the treatment group were not significantly different in number compared to the control group. However, serious adverse events during the Phase 1 trial that occurred included one treatment group subject death from ventricular fibrillation soon after cell infusion. The ventricular fibrillation was attributed to recurrent myocardial infarction from stent thrombosis preceding cell infusion. This subject’s death resulted in a clinical hold during the Phase 1 trial. The hold was removed upon FDA’s review of the complete documentation on the patient and changes to enrollment procedures for additional subjects that was submitted by Amorcyte. Another treatment group subject was withdrawn because of acute stent thrombosis before cell infusion. One control subject and two additional treatment subjects experienced in-stent restenosis. One treatment subject experienced worsening of congestive heart failure.

There can be no assurance that similar or other events will not occur in future clinical trials of our Amorcyte subsidiary's product candidates that could give rise to safety concerns, particularly in light of the impaired heart function of patients who will be the target subject population of Amorcyte's future planned clinical trials.

If we are required to conduct additional clinical trials or other testing of AMR-001 beyond those that we currently contemplate, or if we are required to conduct additional trials or testing of future product candidates beyond what we currently anticipate, or if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive, or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for AMR-001 (or any future product candidate);
•	not be able to obtain marketing approval;
•	obtain approval for indications that are not as broad as intended;
•	have the product removed from the market after obtaining marketing approval;
•	be subject to additional post-marketing testing requirements; or
•	be subject to restrictions on how the product is distributed or used.

Our product development costs will also increase if we experience delays in testing or approvals. We cannot predict whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize product candidates or allow our competitors to bring products to market before we do and impair our ability to commercialize our product candidates and may harm our business and results of operations.

The initiation of a pivotal Phase 3 clinical trial for AMR-001 will require the validation and establishment of manufacturing controls that may delay product development.

We initiated a Phase 2 clinical trial of AMR-001, enrolling our first patient in January 2012, and we are targeting enrolling approximately 160 patients over the course of a year or so. If the results of the Phase 2 clinical trial are positive and support Phase 3 development, we intend to initiate and complete one or more pivotal Phase 3 clinical trials before seeking regulatory approval to commercialize AMR-001. Our Amorcyte subsidiary is required to have certain validated and established manufacturing controls with respect to AMR-001 related to its safety, purity and potency when administered to patients. Manufacturing control issues will need to be addressed and resolved with the FDA if we seek to initiate a Phase 3 clinical trial of AMR-001. Specifically, we must develop a potency assay for AMR-001 and lot release specifications that correlate with AMR-001 activity or clinical response. We may not be successful in our efforts to address these chemistry, manufacturing and controls, or CMC, issues for AMR-001 in a manner satisfactory to the FDA. If we cannot initiate, or if we are delayed in initiating, a pivotal Phase 3 clinical program of AMR-001 as a result of our failure to satisfy the FDA’s CMC concerns or otherwise, the timing of our regulatory submission for commercialization of AMR-001 could be delayed, or we may not be able to seek regulatory approval to commercialize AMR-001 at all.

Development of Amorcyte's AMR-001 is subject to uncertainty because the CD34+ cells are derived from human bone marrow, a source material that is inherently variable.

The number of CD34+/CXCR4+-cells and the composition of the CD34+ cell population from bone marrow vary from patient to patient. These cells are the basis of our product candidate AMR-001. Such variability in composition could adversely affect our ability to manufacture these product candidates derived from a patient’s bone marrow or to establish and meet acceptable specifications for release of the product candidate for use in a clinical trial or, if approved, for treatment of a particular patient. As a consequence, the development and regulatory approval process for these product candidates could be delayed or may never be completed.

The results of preclinical studies may not correlate with the results of human clinical trials. In addition, early stage clinical trial results do not ensure success in later stage clinical trials, and interim trial results are not necessarily predictive of final trial results.

To date, we have not completed the development of any products through regulatory approval. While Amorcyte and others have analyzed the potential of AMR-001 in preclinical studies with animals, the potential efficacy of AMR-001 in humans has only been evaluated in a Phase 1 clinical trial. The results of preclinical studies in animals may not be predictive of results in a clinical trial. Likewise, the outcomes of early clinical trials may not be predictive of the success of later clinical trials. The safety and efficacy data from our Phase 2 clinical trial of AMR-001 may be less favorable than the data observed in the Phase 1 clinical trial of this product candidate, which was based on small numbers of patients. There can be no assurances that the clinical trials of any product candidate will ultimately be successful. New information regarding the safety and efficacy of such product candidate may be less favorable than the data observed to date.

We may experience delays in enrolling patients in our clinical trials, which could delay or prevent the receipt of necessary regulatory approvals.

We may not be able to initiate or continue clinical trials of AMR-001 (or other product candidates) if we are unable to locate and enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA or other regulatory authorities. We may also be unable to engage a sufficient number of clinical trial sites to conduct our trials. The challenge of enrolling patients will become more difficult if we are required by the FDA or a similar regulatory agency outside the United States to conduct a trial on a larger population than we currently anticipate. In that event, we might be required to seek patients to participate in our trials from Europe or other foreign jurisdictions, which could raise regulatory uncertainties and increase clinical trial costs. Moreover, because our PCT subsidiary does not currently have FDA registered manufacturing facilities operating outside of the United States, our ability to conduct trials outside of the U.S. may be constrained by our ability to transport trial materials to foreign destinations within the expiry period of such materials unless we commence operation outside of the United States.

We and our investigators may also face challenges in enrolling patients to participate in our clinical trials due to the novelty of our cell-based therapies. Some patients may have concerns regarding cell therapy that may negatively affect their perception of therapies under development and their decision to enroll in the trials. Furthermore, patients suffering from diseases within target indications may enroll in competing clinical trials, which could negatively affect our ability to complete enrollment of our trials.

Additional factors that may affect our ability to enroll patients in clinical trials include:

•	the size of the patient population;
•	patients’ willingness to receive a placebo or other inactive control on the control arm of a clinical study;
•	the distance between patients and clinical test sites; and
•	the eligibility criteria for the trial.

Enrollment delays in clinical trials may result in increased development costs for product candidates, and inability to enroll a sufficient number of patients for any current or future clinical trials would result in significant delays or may require one or more clinical trials to be abandoned altogether.

The cell sorting system we are using in the Phase 2 clinical trial of AMR-001 is owned by an unaffiliated third party.

The essential cell sorting system that we are using in our Phase 2 clinical trial of AMR-001 is being provided to us by the unaffiliated third party that owns the system. Any lack of continued availability of the system, for any reason, would have a material adverse effect on our AMR-001 product development and commercialization efforts. Although there are other available systems in the marketplace, we have not evaluated their costs or safety and effectiveness, or whether AMR-001 would be compatible with such systems. Moreover, if the system becomes unavailable during or after Phase 2, we would need to demonstrate that the Phase 2 data obtained with this system are still relevant to future trials using cells sorted with other systems.

We may also use other third-party collaborators to help us develop or commercialize AMR-001 or future product candidates, and our ability to commercialize such candidates may be impaired or delayed if collaborations are unsuccessful.

We may in the future selectively pursue strategic collaborations for the development and commercialization of AMR-001 or other product candidates and for the international development and commercialization of such product candidates. For example, we anticipate that we might need to enter into a collaboration agreement with a third party to conduct and fund one or more pivotal Phase 3 clinical trials of AMR-001. In addition, we may not be able to commercialize AMR-001 successfully without entering into an arrangement with a third party to provide an approved method of administration.

There can be no assurance that we will be able to identify suitable collaborators or negotiate collaboration agreements on terms that are acceptable to us, or at all. In any future third-party collaboration, we would be dependent upon the success of the collaborators in performing their responsibilities and their continued cooperation. Such collaborators may not cooperate or perform their obligations under their agreements with us. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under their agreements with us. Collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development and commercialization of product candidates will be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements. Disputes with collaborators could also result in product development delays, decreased revenues and litigation expenses.

If the potential of AMR-001 or our other cell therapy product candidates to address the indications that we are pursuing is not realized, or if we are unable to demonstrate in clinical trials that AMR-001 or any other cell therapeutic is safe and effective for the indications pursued, the value of our technology and development programs could be significantly reduced. Contractual arrangements between our Company and any licensors or collaborators may require us to pay royalties or make other payments in connection with the successful development of a product candidate. For example, even if we successfully commercialize AMR-001, we will have to pay a portion of any AMR-001 revenues to the former stockholders of Amorcyte as an earn out.

We are currently exploring in clinical development, the potential of Amorcyte’s AMR-001 to address certain targeted cardiovascular indications, and the potential of Athelos’ T-reg therapy for restoring normal immune responses. This technology is still in early stages of discovery and development, and our Amorcyte subsidiary has not proven in clinical trials that its product candidate will be safe and effective for the indications for which it intends to seek approval. Our Athelos subsidiary’s T-reg therapeutic for autoimmune disorders is in earlier stages of clinical development. These and other cell therapy product candidates we may pursue are susceptible to various risks, including undesirable and unintended side effects, inadequate therapeutic efficacy or other characteristics that may prevent or limit their marketing approval or commercial use. For example, our Amorcyte subsidiary has not treated a sufficient number of patients to allow us to evaluate the most frequent or most serious adverse events that could occur with AMR-001. Any undesirable side effects that might be caused by AMR-001 (or future cell therapy product candidates) could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications. We could also be required to change the manner in which a product candidate is administered, which could require that additional clinical trials be conducted. If the potential of AMR-001, Athelos’ T-reg therapeutic, or any other cell therapeutic product candidate of ours is not realized, whether as a result of unintended consequences or otherwise, the value of our technology and development programs could be significantly reduced.

Even if we obtain all applicable regulatory approvals and successfully commercialize one or more of our cell therapy candidates, contractual arrangements between our Company and a licensor, collaborator or other third party, as applicable, in connection with the respective product, may require that we make royalty or other payments to the respective third party, and as a result our Company would not receive all of the revenue derived from commercial sales of the respective product. For example, the Amorcyte Merger Agreement requires us to pay certain earn out payments following the first commercial sale of AMR-001 for the benefit of the former stockholders of Amorcyte, generally equal to 10% of net sales (or 30% of any sublicensing fees, royalties and milestone fees or profit sharing payments, in the event we license or otherwise grant an unaffiliated third party the right to commercialize or otherwise exploit AMR-001), less NeoStem’s out-of-pocket clinical development costs not previously paid or reimbursed and other expenses. Also, the license agreements relating to the T-reg therapeutics being developed by Athelos include obligations to pay royalties on net sales of licensed products, maintenance fees and milestone fees upon events such as initiation of clinical trial stages, license application filings and regulatory approvals. Where such an agreement applies, the payment by us of the applicable royalties and other fees mean that our Company does not receive all of the revenue upon a successful commercialization of the respective product candidate.

We have a very limited history of conducting our own research and development activities.

To support our own research and development activities for our VSELTM Technology, in September 2009 we signed a lease for approximately 8,000 square feet of office and laboratory space in Cambridge, Massachusetts that has served as our research and development headquarters. The Company is assessing its need for the Cambridge facility going forward given the acquisition of PCT with its Allendale, NJ and Mountain View, CA facilities which could accommodate this work. In May 2011 we sublet a portion of our Cambridge facility to another life science company. To pursue our current business strategy, we must have in place appropriate research capabilities, either on our own or through relationships with third parties. There can be no assurance that we will be successful in these efforts. Our additional research and development capacity also will require adequate sources of funding. There can be no assurance that any of these development efforts will produce a successful product or technology. Our failure to develop new products would have a material adverse effect on our business, operating results and financial condition.

Even if we are successful in developing a therapeutic application using our cell technologies, we still may be unsuccessful in creating a commercially viable and profitable business.

The commercial viability of our stem cell technologies may depend on our ability to successfully isolate and expand the number of stem cells collected through adult stem cell collection processes in order to achieve a therapeutically-viable dose. Today, the number of very small embryonic-like stem cells that can be isolated from the peripheral blood of an adult donor is relatively small and this volume of cells may not be sufficient for therapeutic applications. Cell expansion processes may thus prove to be a critical component of our adult stem cell collection, processing and storage services as it relates to the VSELTM Technology and other potential cell technologies. There are many biotechnology laboratories attempting to develop cell expansion technology, but to date, cell expansion techniques remain very inefficient. There can be no assurance that such technology will be effective or available at all. The unavailability of cost effective and reliable expansion technologies could severely limit the commercial opportunities of our VSELTM Technology program and other potential cell technologies and limit our business prospects, which could have a material adverse effect on our business, operating results and financial condition.

Moreover, stem cell collection techniques are rapidly developing and could undergo significant change in the future. Such rapid technological development could result in our technologies becoming obsolete.

Successful biotechnology development in general is highly uncertain and is dependent on numerous factors, many of which are beyond our control. While our AMR-001 product candidate, our Athelos program and our VSELTM Technology appear promising, such technologies may fail to be successfully commercialized for numerous reasons, including, but not limited to, competing technologies for the same indication. There can be no assurance that we will be able to develop a commercially successful therapeutic application for this technology or other potential stem cell technologies.

Technological and medical developments or improvements in conventional therapies could render the use of cell therapy and our services and planned products obsolete.

Advances in other treatment methods or in disease prevention techniques could significantly reduce or entirely eliminate the need for our cell therapy services, planned products and therapeutic efforts. There is no assurance that cell therapies will achieve the degree of success envisioned by us in the treatment of disease. Nor is there any assurance that new technological improvements or techniques will not render obsolete the processes currently used by us, the need for our services or our planned products. Additionally, technological or medical developments may materially alter the commercial viability of our technology or services, and require us to incur significant costs to replace or modify equipment in which we have a substantial investment. We are focused on cell therapy, and if this field is substantially unsuccessful, this could jeopardize our success or future results. The occurrence of any of these factors may have a material adverse effect on our business, operating results and financial condition.

Cell therapies may not be successfully developed by us or others, and in such case, demand for the ancillary services that we provide (such as cell processing and manufacturing, adult stem cell collection, and processing and storage) may never develop.

The value of our development programs, as well as the value of the ancillary supporting services that we provide (such as our stem cell collection, processing and storage business, or the processing and manufacturing services offered by our PCT subsidiary), could be significantly impaired, and our ability to become profitable and continue our business could be materially and adversely affected, if cell therapies under development by us or by others to treat disease are not proven effective, demonstrate unacceptable risks or side effects or, where required, fail to receive regulatory approval. The therapeutic application of cells to treat serious diseases is currently being explored by a number of companies. Cells collected and used for the same individual are referred to as autologous cells and those collected from an individual who is not the user of the cells are referred to as allogeneic cells. To our knowledge, the only allowed therapeutic uses of stem cells in the U.S., other than in connection with clinical trials, involves hematopoietic stem cell transplants to treat certain types of blood-based cancers (hematopoietic stem cells are the stem cells from which all blood cells are made) and adult autologous cultured cartilage cells for implantation for the repair of symptomatic cartilage defects of the femoral condyle (the distal end of the femur). No other stem cell therapeutic products have received regulatory approval for sale in the U.S. While stem cell-based therapy has been reported to be susceptible to various risks, including some undesirable side effects and immune system responses, these problems have been primarily associated with allogeneic use. Inadequate therapeutic efficacy also is a risk that may prevent or limit approval or commercial use of adult stem cells, whether for autologous use or allogeneic use. In addition, the time and cost necessary to complete the clinical development and to obtain regulatory approval of new therapies using stems cells are expected to be significant. If a market for underlying cell therapies never materializes, the market for ancillary and supporting services would also suffer.

The demand for PCT’s services depends in part on our customers’ research and development and marketing efforts. Our business, financial condition and results of operations may be harmed if our customers spend less on, or are less successful in, these activities.

Many of PCT’s customers are engaged in research, development, production and marketing. The amount of customer spending on research, development, production and marketing has a large impact on our revenues and profitability, particularly the amount customers choose to spend on outsourcing. Customers determine the amounts that they will spend based upon, among other things, available resources and their need to develop new products, which, in turn, is dependent upon a number of factors, including their competitors’ research, development and production initiatives, and the anticipated reimbursement scenarios for specific products and therapeutic areas. In addition, consolidation in the industries in which our customers operate may have an impact on such spending as customers integrate acquired operations, including research and development departments and their budgets. Our customers finance their research and development spending from private and public sources. A reduction in spending by our customers could have a material adverse effect on our business, financial condition and results of operations. If our customers are not successful in attaining or retaining product sales due to market conditions, reimbursement issues or other factors, our results of operations may be materially impacted. Further, the nature and duration of PCT’s contracts with customers, which may be subject to repeated renegotiation and amendments which change the objectives of our work and the milestones which determine when revenues are received by us, can yield varying revenues and profits, which may have an adverse effect on our revenues.

Adverse outcomes or limitations of our stem cell or cord blood collection and storage services, or a failure in the performance of the cryopreservation storage facility or systems of our service providers, could harm our reputation and business.

Customers may experience adverse outcomes or encounter limitations in connection with our stem cell or cord blood collection and storage services. For example, when stem cells are collected from a customer for storage, there is the possibility of an infection acquired from the apheresis process, which is the process of extracting stem cells from a patient’s whole blood, which is an integral part of our collection process. Both our stem cell and cord blood collection and storage services may be subject to additional limitations, including (i) collection of insufficient quantities of stem cells for therapeutic applications; (ii) failure of the equipment supporting our cryopreservation storage service to function properly and thus maintain a supply of usable adult stem cells; and (iii) specimen damage, including contamination or loss in transit to us. Should any of these events occur, our reputation could be harmed, our operations could be adversely affected and litigation could be filed against us. Our systems and operations are vulnerable to damage or interruption from fire, flood, equipment failure, break-ins, tornadoes and similar events for which we do not have redundant systems or a formal disaster recovery plan. We may not carry sufficient business interruption insurance and/or liability insurance to compensate for losses and claims that might arise in the event of such an interruption. Any claim of adverse side effects or limitations or material disruption in our ability to maintain continued uninterrupted storage systems could have a material adverse effect on our business, operating results and financial condition.

In addition, the value of our cord blood storage services is related to the higher success rate of autologous cord blood transplants over unrelated ones. If medical research discovers new and more effective medical procedures that make allogeneic cord blood transplants safer and more effective, the clinical advantage of storing a child’s umbilical cord blood for his or her own future therapeutic use may significantly decline.

We have limited manufacturing capabilities. In the event of regulatory approval of a commercial application of AMR-001, we may not be able to manufacture AMR-001 (or any other product that may be approved) in compliance with evolving regulatory standards or in quantities sufficient for commercial sale.

We believe that we can provide services and produce materials for clinical trials and for human use at our existing facilities, which we believe are compliant with FDA requirements for cGMP, and cGTP. We also believe that we have sufficient capacity to meet expected near term demand. However, we may need to, depending on demand, expand our manufacturing capabilities for cell therapy services and products in the future. In 2007, PCT acquired an additional facility in Allendale, New Jersey, which became a cGMP compliant facility in 2010. The demand for our services and products could, at times, exceed existing manufacturing capacity. If we do not meet rising demand for products and services on a timely basis or are not able to maintain cGMP compliance standards, then our clients and potential clients may elect to obtain the products and services from competitors, which could materially and adversely affect our revenues.

Components of therapeutic products approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. Manufacturers of cell-based product candidates such as AMR-001 also must comply with the cGTP. In addition, therapeutic products may be required to modify their manufacturing process from time to time in response to FDA requests. Manufacture of live cellular-based products is complex and subjects companies to significant regulatory burdens that may change over time. We may encounter difficulties in the production of our product candidates due to our limited manufacturing experience. Although Amorcyte's cell processing services are provided “in-house” through its sister subsidiary PCT, we may not have sufficient manufacturing capacity to meet any commercial demand that might develop should AMR-001 demonstrate efficacy, receive necessary approvals and be cleared for commercialization. These difficulties could reduce sales of our products, if any are approved for marketing, increase costs or cause production delays, any of which could damage the reputation and diminish potential profitability.

We expect that we would need to significantly expand our manufacturing capabilities to meet potential demand for commercial production of product candidates that might attain regulatory approval. Such expansion would require additional regulatory approvals. We may also encounter difficulties in the commercial-scale manufacture that may be required following any regulatory approval. PCT is currently developing new processes and is in discussions with other companies to develop new instruments to improve manufacturing efficiency. Improving the speed and efficiency of our manufacturing process including cell sorters and other instruments PCT uses in connection with AMR-001production is a key element of our business plan. We cannot provide assurances that we will be able to develop process enhancements that are acceptable to the FDA, on a timely basis, on commercially reasonable terms, or at all. If we fail to develop these improvements, we could face significantly higher capital expenditures than we anticipate in connection with AMR-001 development, increased facility and personnel costs and other increased operating expenses. We may need to demonstrate that product candidates manufactured using new processes or instruments are comparable to the product candidates used in clinical trials. Depending on the type and degree of differences, we may be required to conduct additional studies or clinical trials to demonstrate comparability.

In addition, some changes in manufacturing processes or procedures, including a change in the location where a product candidate is manufactured, generally require FDA or foreign regulatory authority review and approval prior to implementation. We may need to conduct additional preclinical studies and clinical trials to support approval of any such changes for Amorcyte. Furthermore, this review process could be costly and time-consuming and could delay or prevent the commercialization of product candidates.

If our processing and storage facilities are damaged or destroyed, our business, clinical trials, programs, and prospects could be negatively affected and could adversely affect our value.

We process and store adult autologous stem cells from our network of U.S. adult stem cell collection centers and the umbilical cord blood of customers of NeoStem Family Storage, LLC at PCT’s facility in Allendale, New Jersey, and may do so at PCT’s Mountain View, California, facility in the future. We also process and store cellular therapy products for clinical trials at PCT’s facility in Allendale, New Jersey, and may do so at PCT’s Mountain View, California, facility. If these facilities or the equipment in these facilities was to be significantly damaged or destroyed, we could suffer a loss of some or all of the stored adult autologous stem cells, cord blood units, and cellular therapy products. Depending on the extent of loss, such an event could reduce the ability of us, NeoStem Family Storage, LLC, and PCT to provide stem cells when requested, could expose us, NeoStem Family Storage, LLC, and PCT to significant liability from our customers, and could affect the ability to continue to provide adult autologous stem cells and umbilical cord blood preservation services and manufacturing of cellular therapy services and products. While we believe that we have insured against losses from damage to or destruction of our facilities consistent with typical industry practices, if we have underestimated our insurance needs, we may not have sufficient insurance to cover losses beyond the limits on its policies. Such events could have a material adverse effect on our value.

Furthermore, AMR-001 for our Amorcyte subsidiary's clinical trials is produced by PCT at PCT’s facilities. Because PCT serves as Amorcyte’s exclusive provider of all cell processing services (including production of AMR-001 for clinical trials), Amorcyte relies on PCT’s Allendale or Mountain View facilities and on the continuing suitability of PCT’s facility to provide necessary services. If PCT’s Allendale or Mountain View facilities (or the equipment therein) are significantly damaged or destroyed, Amorcyte will likely experience significant disruptions to the manufacturing capacity for AMR-001, which capacity might not be quickly or inexpensively replaced. In such a situation, we may be required to negotiate agreements with third parties for cell processing services, which would likely increase our operating costs. In the event of a temporary or protracted loss of PCT’s facility or equipment, it is possible that Amorcyte might not be able to transfer manufacturing to a third party. Even if Amorcyte could transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements and Amorcyte would need FDA approval before selling any products manufactured at that facility. Such an event could delay clinical trials or, if any Amorcyte product candidates are approved by the FDA, reduce sales of such products.

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

For any other product candidate that receives marketing approval from the FDA, we would need either to hire a sales force with expertise in biologic products or to contract with a third party to provide a sales force to meet its needs.

We have no experience in the selling, marketing or distribution of biologic products. To achieve commercial success for any product that might be approved in the future for marketing, we would be required either to develop a sales and marketing organization or to outsource these functions to third parties.

We may be unable to establish marketing, sales and distribution capabilities necessary to commercialize and gain market acceptance for any of its product candidates and to be competitive. In addition, co-promotion or other marketing arrangements with third parties to commercialize product candidates could significantly limit the revenues derived from such product candidates, and these third parties may fail to commercialize the product candidates successfully.

The market for services related to the collection, preservation and expansion of cells has become increasingly competitive. Our competitors may have greater resources or capabilities or better technologies than do we, or may succeed in developing better service than do we and we may not be successful in competing with them. Additionally, the product development initiatives of our Amorcyte subsidiary face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

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

Historically, in the U.S. we have faced competition from other established operators of stem cell preservation businesses and providers of stem cell storage services. Today, there is an established and growing market for cord blood stem cell banking. We are aware of at least one other company with established stem cell banking services that processes and stores stem cells collected from adipose, or fat, tissue. This type of stem cell banking requires harvesting fat by a liposuction procedure. Embryonic stem cells represent yet another alternative to pre-donated and stored adult stem cells. As techniques for expanding stem cells improve, thereby allowing therapeutic doses, the use of embryonic stem cells and other collection techniques of adult stem cells could increase and compete with our services. We are also aware that other technologies are being developed, for example, to turn skin cells into cells that behave like embryonic stem cells or to harvest stem cells from the pulp of baby teeth. While these and other approaches remain in early stages of development, they may one day be competitive.

In addition, cord blood banks such as ViaCord, a Perkin Elmer company, or LifebankUSA, a Celgene company, easily could enter the field of adult stem cell collection because of their processing labs, storage facilities and customer lists. We estimate that, combined, there are approximately 75 cord blood banks in the U.S., approximately 36 of which are private autologous banks, meaning that the donor and recipient are the same, and approximately 39 of which are public allogeneic banks, meaning that the donor and recipient are not the same. Hospitals that have transplant centers to serve cancer patients may elect to provide some or all of the services that we provide. According to the National Marrow Donor Program, there are approximately 52 hospitals in the U.S. with stem cell transplant centers. These competitors may have better experience and access to greater financial resources than do we. In addition, other established companies may enter our markets and compete with us. There can be no assurance that we will be able to compete successfully.

NeoStem Family Storage, LLC will also have to compete with the national, public cord blood banking program, which has the support of the medical community and which receives federal funding. In this regard, NeoStem Family Storage, LLC also competes with public cord blood banks such as the New York Blood Center (National Cord Blood Program), University of Colorado Cord Blood Bank, Milan Cord Blood Bank, Dusseldorf Cord Blood Bank, and other public cord blood banks around the world. Public cord blood banks provide families with the option of donating their cord blood for public use at no cost. The Stem Cell Therapeutic Act provides financing for a national system of public cord blood banks in the United States to encourage cord blood donations from an ethnically diverse population. In addition, many states are evaluating the feasibility of establishing cord blood repositories for transplantation purposes. An increase in the number and diversity of publicly available cord blood units from public banks would increase the probability of finding suitably matched cells for a family member, which may result in a decrease in the demand for private cord blood banking. If the science of human leukocyte antigens, or HLA, typing advances, then unrelated cord blood transplantation may become safer and more efficacious, similarly reducing the clinical advantage of related cord blood transplantation. Such events could negatively affect our business and revenues.

The cell therapy industry is subject to rapid and intense technological change. Our cell therapy development programs face, and will continue to face, intense competition from pharmaceutical, biopharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies engaged in drug discovery activities or funding, both in the United States and abroad. Some of these competitors are pursuing the development of drugs and other therapies that target the same diseases and conditions that we are targeting with our product candidates, including AMR-001.

Amorcyte’s product candidate generally targets patients without other revascularization options. Therefore, we do not believe that Amorcyte will compete directly with pharmaceutical therapies being developed to treat less severe stages of our target indications. However, to the extent that therapies are developed that reverse the progression of the ischemic damage or improve blood flow to damaged tissue, they could have the effect of reducing demand for Amorcyte's product candidate. In addition, because Amorcyte’s product candidate may require the removal of bone marrow from the patient, potential competing products that do not require this invasive procedure may have a competitive advantage against Amorcyte products in terms of patient appeal. New pharmaceutical agents or devices that improve the repair of cardiac injury after a heart attack, with the result that fewer patients develop ischemic heart failure, would also represent a competitive threat for AMR-001. Furthermore, cell-based therapies, such as skeletal myoblasts, bone marrow-derived stem cells and adipose cells are being pursued by companies such as Aastrom Biosciences, Inc., Angioblast Systems, Inc., Athersys, Inc., Pluristem Therapeutics, Inc., ReNeuron Group, Stemedica Cell Technologies Inc. and Bioheart, Inc. Some other companies, such as Cytori and Miltenyi, are developing devices to facilitate the production of therapeutic cell populations by clinicians for the treatment of Amorcyte’s target indications. Such devices may be approved by the FDA under a less rigorous regulatory process, and less extensive clinical testing and manufacturing controls than Amorcyte is required to pursue for AMR-001. Development and approval of such a device on the basis of this more limited dataset may take less time than development of AMR-001 and substantially affect our ability to market an Amorcyte product candidate if approved.

As a general matter, our Company may also face competition in the future from other companies that are researching and developing cell therapies. We are aware of many companies working in this area. Many of the companies competing against us have financial and other resources substantially greater than ours. In addition, many of these competitors have significantly greater experience in testing pharmaceutical and other therapeutic products, obtaining FDA and other regulatory approvals of products, and marketing and selling those products. If we obtain necessary regulatory approval and commences significant commercial sales of any products, we will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which we have limited or no commercial-scale experience. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated by our competitors. Competition may increase further as a result of advances made in the commercial applicability of our technologies and greater availability of capital for investment in these fields.

As a result, competitors of ours may:

•	develop products that are safer or more effective than ours;
•	obtain FDA and other regulatory approvals or reach the market with their products more rapidly than we can, reducing the potential sales of our product candidates;
•	develop new or improved technologies and scientific advances;
•	obtain patent protection that could impact our ability to market our product candidates;
•	devote greater resources to market or sell their products;
•	initiate or withstand substantial price competition more successfully than we can;
•	recruit skilled scientific workers from the limited pool of available talent; and
•	take advantage of acquisition or other opportunities more readily than we can.

Building market acceptance of our U.S. autologous adult stem cell collection, processing and storage services, may be more costly and take longer than we expect.

The success of our U.S. autologous adult stem cell business depends on continuing and growing market acceptance of our collection, processing and storage services as well as cell therapy generally. Increasing the awareness and demand for our services requires expenditures for marketing and education of consumers and medical practitioners who, under present law, must order stem cell collection and treatment on behalf of a potential customer. The time and expense required to educate and to build awareness of our services and their potential benefits, and about cell therapy in general, could significantly delay market acceptance and our ultimate profitability. The successful commercialization of our services will also require that we satisfactorily address the concerns of medical practitioners in order to avoid resistance to recommendations for our services and ultimately reach our potential consumers. No assurances can be given that our business plan and marketing efforts will be successful, that we will be able to commercialize our services, or that there will be market or clinical acceptance of our services by potential customers or physicians, respectively, sufficient to generate any material revenues for us. To date, only a minimal number of collections have been performed at the collection centers in our network.

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

Given the specialized nature of cell therapy and the fact that it is a young field, there is an inherent scarcity of experienced personnel in the field. The Company is substantially dependent on the skills and efforts of current senior management for their management and operations, as well as for the implementation of their business strategy. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of management or unavailability of qualified management or as replacements for management who resign or are terminated could adversely affect the Company’s operations. The future success of the Company also depends upon our ability to attract and retain additional qualified personnel (including medical, scientific, technical, commercial, business and administrative personnel) necessary to support our anticipated growth, develop our business, perform our contractual obligations to third parties and maintain appropriate licensure, on acceptable terms. There can be no assurance that we will be successful in attracting or retaining personnel required by us to continue to grow our operations. The loss of a key employee, the failure of a key employee to perform in his or her current position or our inability to attract and retain skilled employees, as needed, could result in our inability to continue to grow our business or to implement our business strategy, or may have a material adverse effect on our business, financial condition and operating results.

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

Commercially available transportation systems are not set up for shipment of biological or other perishable goods and may not be able to meet the demands of the emerging cell therapy market. To succeed, the large-scale commercialization of cell therapy products will need to overcome the present weaknesses of the major air carriers.

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

We may be subject to significant product liability claims and litigation, including potential exposure from the use of our Amorcyte subsidiary’s product candidates in human subjects, and our insurance may be inadequate to cover claims that may arise.

Our business exposes us to potential product liability risks inherent in the testing, processing and marketing of cell therapy products. Such liability claims may be expensive to defend and result in large judgments against us. We face an inherent risk of product liability exposure related to the testing of AMR-001 and any future product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop following requisite approvals therefor. No product candidate has been widely used over an extended period of time, and therefore safety data is limited. Cell therapy companies derive the raw materials for manufacturing of product candidates from human cell sources, and therefore the manufacturing process and handling requirements are extensive, which increases the risk of quality failures and subsequent product liability claims. We presently have product liability insurance limited to $5 million per incident and $5 million in annual aggregate. In connection with the launch of our Phase 2 clinical trial of AMR-001, a clinical trial endorsement was added to our product liability policy, including Amorcyte as an additional insured.

We will need to increase our insurance coverage when we begin commercializing product candidates, if ever. If and when any product enters the commercialization phase, we may not be able to obtain or maintain product liability insurance on acceptable terms with adequate coverage or at all. If we are unable to obtain and maintain adequate insurance, or if claims against us substantially exceed our coverage, then our financial position could be significantly impaired.

Whether or not we are ultimately successful in any product liability litigation that may arise, such litigation could consume substantial amounts of our financial and managerial resources and could result in:

•	decreased demand for any products or product candidates we may develop;
•	significant awards against us;
•	substantial litigation costs;
•	injury to our reputation; and
•	withdrawal of clinical trial participants.

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

RISKS RELATED TO GOVERNMENT REGULATION

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

Facilities engaged in the recovery, processing, storage, labeling, packaging or distribution of any HCT/Ps, or the screening or testing of a donor, are required to register with the FDA. Any third party retained by us to process our samples must be similarly registered with the FDA and comply with HCT/P regulations. We and any third-party processors are also required to comply with FDA’s cGTP regulations. If we, or any third-party processors, fail to register or update registration information in a timely way, or fail to comply with cGTP regulations, we will be out of compliance with FDA regulations which could adversely affect our business. Adverse events or other considerations in the field of stem cell therapy that may occur could result in greater governmental regulation of our business, creating increased expenses for our stem cell collection and storage services.

Our manufacture of certain cellular therapy products for ourselves or on behalf of our customers triggers additional FDA requirements applicable to HCT/Ps, or products comprised of HCT/Ps, which are regulated as a drug, biological product, or medical device. FDA or cGMP, are federal regulations that govern the manufacture, processing, packaging and holding of cell therapy products regulated as drugs. FDA’s Quality System Regulation, or QSR, similarly govern the manufacture, processing, packaging and holding of cell therapy products regulated as medical devices. We must comply with cGMP or QSR requirements including quality control, quality assurance and the maintenance of records and documentation for certain products. We may be unable to comply with these cGMP or QSR requirements and with other FDA, state and foreign regulatory requirements. These requirements may change over time and we or third-party manufacturers may be unable to comply with the revised requirements.

We also are subject to state and federal laws regulating the proper disposal of biohazardous materials. Although we believe we are currently in compliance with all such applicable laws, a violation of such laws, or the future enactment of more stringent laws or regulations, could subject us to liability for noncompliance and may require us to incur significant costs.

Some states impose additional regulation and oversight on clinical laboratories and stem cell laboratories operating within their borders and impose regulatory compliance obligations on out-of-state laboratories providing services to their residents. Many of the states in which we, our strategic partners or members of our collection network, engage in collection, processing or storage activities have licensing requirements with which we must comply. Additionally, there may be state regulations affecting the use of HCT/Ps that would affect our business. Certain licensing requirements require employment of medical directors and others with certain training and technical backgrounds and there can be no assurance that such individuals can be retained or will remain retained or that the cost of retaining such individuals will not materially and adversely affect our ability to market or perform our services or our ability to do so profitably. There can be no assurance that we, our strategic partners or members of our collection center network, will be able to obtain or maintain any necessary licenses required to conduct business in any states or that the cost of compliance will not materially and adversely affect our ability to market or perform our services or our ability to do so profitably.

Currently, PCT is licensed as a blood bank with respect to its activities in New Jersey, as a tissue bank with respect to its activities in New York and as a drug manufacturer with respect to its facility in California. We believe that PCT and NeoStem Family Storage, LLC are in material compliance with current federal, state, and local stem cell laboratory licensure requirements. However, the licensing requirements in the states where we are currently licensed may change, and PCT and/or NeoStem Family Storage, LLC may become subject to the additional licensing, registration and/or compliance requirements of other states, local governments and/or the federal government as PCT and/or NeoStem Family Storage, LLC expands its network and as new regulations are implemented. If we fail to comply with the various licensure requirements, certification and accreditation standards to which we are subject, we may be subject to a loss of licensure, certification, or accreditation that could adversely affect them.

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

There can be no assurance that we will be able, or will have the resources, to continue to comply with regulations that govern our operations currently, or that we will be able to comply with any new regulations that may govern our operations, or that the cost of compliance will not materially and adversely affect our ability to market or perform our services or our ability to do so profitably. Failure to comply with these requirements may result in fines and civil or criminal penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any materials supplied by third parties is compromised due to their failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for, or successfully commercialize, product candidates that we may develop.

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

We believe that the adult stem cells collected, processed and stored through our collection services are properly classified under the FDA’s human cells, tissues and cellular- and tissue-based products, or HCT/P, regulatory paradigm but should not be classified as a medical device, biologic or drug. There can be no assurance that the FDA will not classify the adult stem cells collected, processed and stored through our collection services as a medical device, biologic or drug. Any such classification could have adverse consequences for us and make it more difficult or expensive for us to conduct our business by requiring regulatory clearance, approval and/or compliance with additional regulatory requirements.

The costs of compliance with such additional requirements or such enforcement may have a material adverse effect on our operations or may require restructuring of our operations or impair our ability to operate profitably.

If we or any of our investigators are not able to conduct the clinical trials of our product candidates in accordance with regulations and accepted standards, and on schedule, regulatory approval by the FDA and other regulatory authorities may be delayed or denied.

To obtain marketing approvals for our product candidates in the United States, we must, among other requirements, complete adequate and well-controlled clinical trials sufficient to demonstrate to the FDA that the product candidate is safe and effective, for each indication for which approval is sought. Several factors could prevent completion or cause significant delay of these trials, including an inability to enroll the required number of patients. Negative or inconclusive results from, or serious adverse events during, a clinical trial could cause the clinical trial to be repeated or a development program to be terminated, even if other studies or trials relating to the program are successful. A serious adverse event is an event that results in significant medical consequences, such as hospitalization, disability or death, and must be reported to the FDA. We cannot predict whether safety concerns regarding our product candidates will or will not develop. The FDA can place a clinical trial on hold if, among other reasons, it finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury. If safety concerns develop, we may, or the FDA or an institutional review board may require us to, stop the affected trials before completion.

One subject in the AMR-001 Phase 1 study died from ventricular fibrillation soon after infusion of the product candidate AMR-001. The ventricular fibrillation was attributed to recurrent myocardial infarction from stent thrombosis preceding AMR-001 infusion. This subject’s death resulted in a clinical hold during the Phase 1 trial. The hold was removed upon FDA’s review of the complete documentation on the patient and changes to the enrollment process that were submitted by Amorcyte.

The completion of our clinical trials may be delayed or terminated for many reasons, including if:

•	the FDA or other regulatory authority does not grant permission to proceed and places the trial on clinical hold;
•	subjects do not enroll in our clinical trials at the rate expected;
•	subjects experience an unacceptable rate or severity of adverse side effects;
•	third-party clinical investigators do not perform the clinical trials on the anticipated schedule or consistent with the clinical trial protocol, good clinical practices required by the FDA and other regulatory requirements, or other third parties do not perform data collection and analysis in a timely or accurate manner;
•	inspections of clinical trial sites by the FDA or by institutional review boards of research institutions participating in the clinical trials, reveal regulatory violations that require the sponsor of the trial to undertake corrective action, suspend or terminate one or more sites, or prohibit use of some or all of the data in support of marketing applications; or
•	the FDA or one or more institutional review boards suspends or terminates the trial at an investigational site, or precludes enrollment of additional subjects.

Our development costs will increase if there are material delays in our clinical trials, or if we are required to modify, suspend, terminate or repeat a clinical trial. If we are unable to conduct our clinical trials properly and on schedule, marketing approval may be delayed or denied by the FDA.

Any product for which we obtain marketing approval will be subject to extensive ongoing regulatory requirements, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Products for which we obtain marketing approval, if any, including the manufacturing processes, post-approval clinical data, adverse event reporting, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by, the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, cGMP and cGTP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements relating to product labeling, advertising and promotion, and recordkeeping. Even if a product candidate receives regulatory approval, the approval may be subject to additional limitations on the indicated uses for which the product may be marketed or to other conditions of approval. In addition, approval may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Discovery after approval of previously unknown problems with a product, manufacturer or manufacturing process, or failure to comply with regulatory requirements, may result in actions such as:

•	changes in product manufacturing processes;
•	restrictions on product marketing;
•	restrictions on product distribution;
•	requirements to conduct post-marketing clinical trials;
•	warning letters;
•	withdrawal of a product from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of products;
•	fines, restitution or disgorgement of profits or revenue;
•	suspension or withdrawal of regulatory approvals;
•	refusal to permit the import or export of our products;
•	product seizure;
•	injunctions; or
•	imposition of civil or criminal penalties.

Failure to obtain regulatory approval in international jurisdictions would prevent us from marketing products abroad.

We may in the future seek to market AMR-001 or other product candidates outside the United States. In order to market such product candidates in the European Union and many other jurisdictions, we must submit clinical data concerning our product candidates and obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval from foreign regulators may be longer than the time required to obtain FDA approval. The regulatory approval process outside the United States may include all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product candidate be approved for reimbursement before it can be approved for sale in that country. In some cases this may include approval of the intended price to be charged for the product, if approved. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, or at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA, but a failure or delay in obtaining regulatory approval in one country may negatively affect the regulatory process in other countries. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize any products in any market and therefore may not be able to generate sufficient revenues to support our business.

Our business involves the use of hazardous materials that could expose our Company to environmental and other liability.

Our PCT facility located in Allendale, New Jersey is subject to various local, state and federal laws and regulations relating to safe working conditions, laboratory and manufacturing practices and the use and disposal of hazardous or potentially hazardous substances, including chemicals, micro-organisms and various radioactive compounds used in connection with Amorcyte’s research and development activities. In the United States, these laws include the Occupational Safety and Health Act, the Toxic Test Substances Control Act and the Resource Conservation and Recovery Act. No assurances can be given that accidental contamination or injury to employees, service providers and third parties from hazardous materials will not occur. We do not have insurance to cover claims arising from our use and disposal of these hazardous substances. Our insurance program does not include environmental coverage.

Any regulatory exclusivity that we may obtain upon approval of AMR-001 or any other product candidates may not adequately protect our future products; accordingly, others could compete against us more directly.

Our success will depend in part on our ability to obtain and maintain the regulatory exclusivity provided by the Public Health Service Act upon approval by the FDA of a biologics license application, or BLA, for Amorcyte product candidates or other product candidates, if any. This regulatory exclusivity is new, involves complex legal and factual questions and will likely be the subject of much litigation, and court decisions may introduce uncertainty in the enforceability or scope of regulatory exclusivity provided to an approved biologic product. Therefore, enforceability or scope of any regulatory exclusivity for an approved biologic product in the United States cannot be predicted with certainty, and may not provide sufficient protection against competitors.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires that our business comply with state and federal privacy laws which increase the cost and administrative burden of providing stem cell banking services.

We are subject to state and federal privacy laws related to the protection of our customers’ personal health information and state and federal laws related to the security of such personal health information and other personal data to which we would have access through the provision of our services. We are obligated to comply with privacy and security standards adopted under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (the “HITECH Act”). As a result of the HITECH Act, our compliance burden has increased, and we will be subject to audit and enforcement by the federal government and, in some cases, enforcement by state authorities. We may also be obligated to publicly disclose wrongful disclosures or losses of personal health information. We may be required to spend substantial amounts of time and money to comply with these requirements, any regulations and licensing requirements, as well as any future legislative and regulatory initiatives. Failure by us or our business partners to comply with these or other applicable regulatory requirements or any delay in compliance may result in, among other things, injunctions, operating restrictions, and civil fines and criminal prosecution and have a material adverse effect on the marketing and sales of our services and our ability to operate profitably or at all.

We, our strategic partners and our customers conduct business in a heavily regulated industry. If we or one or more of our strategic partners or customers fail to comply with applicable current and future laws and government regulations, our business and financial results could be adversely affected.

The healthcare industry is one of the most highly regulated industries in the United States. The federal government, individual state and local governments and private accreditation organizations all oversee and monitor the activities of individuals and businesses engaged in the delivery of health care products and services. Current laws, rules and regulations that could directly or indirectly affect our ability and the ability of our strategic partners and customers to operate each of their businesses could include, without limitation, the following:

•	State and local licensure, registration and regulation of laboratories, the collection, processing and storage of human cells and tissue and cord blood, and the development and manufacture of pharmaceuticals and biologics;
•	The federal Clinical Laboratory Improvement Amendments;
•	Laws and regulations administered by the FDA, including the Federal Food, Drug, and Cosmetic Act and related laws and regulations;
•	The Public Health Service Act and related laws and regulations;
•	Laws and regulations administered by the United States Department of Health and Human Services, including the Office for Human Research Protections;
•	State laws and regulations governing human subject research;
•	Occupational Safety and Health requirements;
•	State and local laws and regulations dealing with the handling and disposal of medical waste;
•	The federal Medicare and Medicaid Anti-Kickback Law and similar state laws and regulations;
•	Federal and state coverage and reimbursement laws and regulations, including laws and regulations administered by the Centers for Medicare & Medicaid Services;
•	The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), including the amendments included in the American Recovery and Reinvestment Act of 2009, commonly known as the HITECH Act, and regulations promulgated thereunder;
•	The federal physician self-referral prohibition, commonly known as the Stark Law, and state equivalents of the Stark Law;
•	State funding decisions on stem cell research and the development of cellular therapies; and
•	The Intermediate Sanctions rules of the IRS providing for potential financial sanctions with respect to “Excess Benefit Transactions” with HUMC or other tax-exempt organizations.

In addition, as we expand into other parts of the world, we will need to comply with the applicable laws and regulations in such foreign jurisdictions. We have not yet thoroughly explored the requirements or feasibility of such compliance. It is possible that we may not be permitted to expand our business into one or more foreign jurisdictions.

Although we intend to conduct our business in compliance with applicable laws and regulations and believe that we are in material compliance with applicable governmental healthcare laws and regulations, the laws and regulations affecting our business and relationships are complex, and many aspects of such relationships have not been the subject of judicial or regulatory interpretation. Furthermore, the cell therapy industry is the topic of significant government interest, and thus the laws and regulations applicable to us and our strategic partners and customers and to their business are subject to frequent change and/or reinterpretation and there can be no assurance that the laws and regulations applicable to us and our strategic partners and customers will not be amended or interpreted in a manner that adversely affects our business, financial condition, or operating results. For example, the federal government could issue tighter restrictions on private cord blood banking that prevents NeoStem Family Storage, LLC from collecting cord blood for private banking. While we are not aware of any such developments or that any court or federal or state government is reviewing our operations, it is possible that such a review could result in a determination that would have a material adverse effect on our business, financial condition and operating results. Thus, there can be no assurance that we and our strategic partners and customers will be able to maintain compliance with all such healthcare laws and regulations. Failure to comply with such healthcare laws and regulations, as well as the costs associated with such compliance or with enforcement of such healthcare laws and regulations, may have a material adverse effect on our operations or may require restructuring of our operations or impair our ability to operate profitably.

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

Similarly, the trend toward managed health care and bundled pricing for health care services in the United States, which may accelerate under the health reform legislation approved by Congress on March 23, 2010 and thereafter signed into law (“Health Reform”), could significantly influence the purchase of healthcare services and products, resulting in lower prices and reduced demand for our therapeutic products under development.

We may receive a portion of our revenues from services rendered to patients enrolled in federal health care programs, such as Medicare, and we may also directly or indirectly receive revenues from federal health care programs. Federal health care programs are subject to changes in coverage and reimbursement rules and procedures, including retroactive rate adjustments. These contingencies could materially decrease the range of services covered by such programs or the reimbursement rates paid directly or indirectly for our products and services. To the extent that any health care reform favors the reimbursement of other therapies over our therapeutic products under development, such reform could affect our ability to sell our services, which may have a material adverse effect on our revenues.

The limitation on reimbursement available from private and government payors may reduce the demand for, or the price of, our services, which could have a material adverse effect on our revenues. Additional legislation or regulation relating to the health care industry or third-party coverage and reimbursement may be enacted in the future which could adversely affect the revenues generated from the sale of our products and services.

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

Legislation regarding the establishment and funding of public cord blood collection and storage may adversely affect the business of NeoStem Family Storage, LLC.

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

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

There is significant uncertainty about the validity and permissible scope of patents in the biotechnological industry and we may not be able to obtain patent protection. If our patent position does not adequately protect our product candidates or any future products, others could compete against us more directly, which would harm our businesses.

We own or hold exclusive rights to over 30 issued patents and over 80 pending patent applications. In January 2012, the U.S. Patent Office granted Amorcyte U.S. Patent No. 8,088,370 which expands the breadth of AMR-001 protection to include all treatments of vascular injury caused by vascular insufficiency. Given the nature of our therapeutic programs, our patents and patent applications cover certain methods of isolating, storing and using stem cells, including very small embryonic stem cells, as well as compositions and methods relating to T regulatory cells. There can be no assurance that the patent applications to which we hold rights will result in the issuance of patents, or that any patents issued or licensed to us will not be challenged and held to be invalid or of a scope of coverage that is different from what we believe the patent’s scope to be. Our success will depend, in part, on whether we can: obtain patents to protect our own products and technologies; obtain licenses to use the technologies of third parties if necessary, which may be protected by patents; and protect our trade secrets and know-how. Our inability to obtain and rely upon patents essential to our business may have a material adverse effect on our business, operating results and financial condition.

Our ability to successfully commercialize AMR-001, or any other product candidate, depends in large part on our ability to obtain and maintain patent protection for our product candidates. Issued patents may be challenged by third parties, resulting in patents being invalidated, rendered unenforceable, narrowed in scope, or enabling a third party to circumvent any such issued patents. The patent position of biotechnology companies is generally highly uncertain, involves complex legal and factual questions and has been the subject of much litigation and recent court decisions introducing uncertainty in the strength of patents owned by biotechnology companies. The legal systems of some foreign countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Therefore, any patents that we own or license may not provide sufficient protection against competitors.

The claims of the issued patents, and the claims of any patents which may issue in the future and be owned by or licensed to us, may not confer on us significant commercial protection against competing products. Also, any pending patent applications may not issue, and we may not receive any additional patents. The patents might not contain claims that are sufficiently broad to prevent others from utilizing the covered technologies. For instance, patents relating to our AMR-001 product candidate are limited to an isolated and nonexpanded population of autologous mononuclear cells enriched for CD34+ cells, which further contains a subpopulation of potent CD34+/CXCR4+ cells that have CXCR4-mediated chemotactic activity. Products that do not contain enriched CD34+/CXCR4+ cells, or which contain populations of cells that derive efficacy from a different mechanism of action, may not infringe the existing AMR-001 patents. Consequently, our competitors may independently develop competing products that do not infringe our patents or other intellectual property. To the extent a competitor can develop similar products using a different chemistry, these patents will not prevent others from directly competing with us.

Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any product candidate can be commercialized, any related patent may expire or remain in force for only a short period following commercialization of such product candidate, thereby reducing any advantages of the patent. For instance, one of the patents issued to our Amorcyte subsidiary relating to its technology will expire in 2028, subject to extension of the patent term for regulatory delay for any approved product for which Amorcyte is eligible. To the extent our product candidates based on that technology are not commercialized significantly ahead of this date, or to the extent we have no other patent protection on such product candidates, those product candidates would not be protected by patents beyond 2028 and we would then rely solely on other forms of exclusivity, such as regulatory exclusivity provided by the Federal Food, Drug and Cosmetic Act, which may provide less protection of our competitive position.

Similar considerations apply in any other country where we are prosecuting patents, have been issued patents, or have licensed patents or patent applications relating to its technology. The laws of foreign countries may not protect intellectual property rights to the same extent as do laws of the United States.

We may be unable to protect our intellectual property from infringement by third parties. We may become involved in lawsuits to protect or enforce patents (including the patents of potential collaborators or licensors), which could be expensive and time consuming.

Despite our efforts to protect our intellectual property, third parties may infringe or misappropriate our intellectual property, including infringement of patents held by, or the patents of the respective potential collaborators or licensors of, our Amorcyte subsidiary. Our competitors may also independently develop similar technology, duplicate our processes or services or design around our intellectual property rights. We may have to litigate to enforce and protect our intellectual property rights to determine their scope, validity or enforceability. Intellectual property litigation is costly, time-consuming, diverts the attention of management and technical personnel and could result in substantial uncertainty regarding our future viability. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection would limit our ability to develop or market our services in the future. This would also likely have an adverse effect on the revenues generated by any sale or license of such intellectual property. Furthermore, any public announcements related to such litigation or regulatory proceedings could adversely affect the price of our Common Stock.

As a result of any infringement of our intellectual property, we may be required to file infringement claims to counter infringement or unauthorized use. The cost of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Patent litigation and other proceedings may also absorb significant management time. In addition, in an infringement proceeding, a court may decide that a patent is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that patents used by us do not cover our technology. An adverse determination of any litigation or defense proceedings could put one or more of such patents at risk of being invalidated or interpreted narrowly and could put patent applications at risk of not issuing. Our Amorcyte subsidiary is aware of several companies that are employing stem cell sorting technology in their research and product development efforts. If these companies commercialize products that use cell sorting technology similar to Amorcyte’s, there can be no assurance that we would have a basis for initiating patent infringement proceedings or that if initiated we would prevail in such proceedings.

Interference proceedings conducted within the U.S. Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patent applications or those of our Amorcyte subsidiary’s potential collaborators or licensors. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distraction to our management. We may not be able, alone or with its potential collaborators and licensors, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments.

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

The research, development and commercialization activities conducted through our new Amorcyte subsidiary, including any product candidates resulting from these activities, may infringe or be claimed to infringe patents or other proprietary rights owned by third parties and to which Amorcyte does not hold licenses or other rights. There may be applications that have been filed but not published that, when issued, could be asserted against Amorcyte. These third parties could bring claims against Amorcyte that would cause us to incur substantial expenses and, if successful, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against Amorcyte, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.

Our Amorcyte subsidiary has not conducted an exhaustive search or analysis of third-party patent rights to determine whether its research, development or commercialization activities, including any product candidates resulting from these activities, may infringe or be alleged to infringe any third-party patent rights.

As a result of intellectual property infringement claims, or in order to avoid potential claims, Amorcyte may choose, or be required, to seek a license from the third party. These licenses may not be available on acceptable terms, or at all. Even if Amorcyte is able to obtain a license, the license would likely obligate the licensee to pay license fees or royalties or both, and the rights granted to the licensee might be nonexclusive, which could result in competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. All of the issues described above could also affect potential collaborators to the extent our Amorcyte subsidiary has any collaborations then in place, which would also affect the success of the collaboration and therefore the success of our Company as a whole.

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. In addition to infringement claims, we may become a party to other patent litigation and other proceedings, including interference or reexamination proceedings declared by the U.S. Patent and Trademark Office and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to its product candidates and technology. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

We may be unable to maintain our licenses, patents or other intellectual property and could lose important protections that are material to continuing our operations and growth and our ability to achieve profitability.

Certain of our license agreements require us to pay license fees, royalties and milestone payments and fees for patent filings and applications. Obtaining and maintaining patent protection and licensing rights also depends, in part, on our ability to pay the applicable filing and maintenance fees. Our failure to meet financial obligations under our license agreements in a timely manner or our non-payment or delay in payment of our patent fees, could result in the loss of some or all of our rights to proprietary technology or the inability to secure or enforce intellectual property protection. Additionally, our license agreements require us to meet certain diligence obligations in the development of the licensed products. Our failure to meet these diligence obligations under our license agreements could result in the loss of some or all of our rights under the license agreements. The loss of any or all of our intellectual property rights could materially limit our ability to develop and/or market our services, which would materially and adversely affect our business, operating results and financial condition.

If we are unable to protect the confidentiality of our proprietary information and know-how, our competitive position would be impaired.

A significant amount of our technology, especially regarding manufacturing processes, is unpatented and is maintained as trade secrets. The background technologies used in the development of our cell therapeutics are known in the scientific community, and it is possible to duplicate the methods that we use to create our product candidates. In an effort to protect these trade secrets, we require our employees, consultants and contractors to execute confidentiality agreements. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the relationship be kept confidential and not disclosed to third parties. These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information, and these agreements may be breached. Adequate remedies may not exist in the event of unauthorized use or disclosure of confidential information. A breach of confidentiality could affect our competitive position. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom employees, consultants, collaborators or advisors have previous employment or consulting relationships. Also, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. The disclosure of our trade secrets would impair our Company’s competitive position.

Our Amorcyte subsidiary relies on its ability to stop others from competing by enforcing its patents; however, some jurisdictions may require patent holders to grant licenses to third parties. Such compulsory licenses could be extended to include Amorcyte’s product candidates including AMR-001, which may limit our potential revenue opportunities.

Many countries, including some countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, most countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may be limited to monetary relief and may be unable to enjoin infringement, which could materially diminish the value of the patent. Compulsory licensing of life-saving products is also becoming increasingly popular in developing countries, either through direct legislation or international initiatives. Such compulsory licenses could be extended to our Amorcyte subsidiary’s respective product candidates, which may limit our potential revenue opportunities, including with respect to any future revenues which may result from AMR-001.

Changes to U.S. Patent Law may have a material adverse effect on our intellectual property rights.

The Leahy-Smith America Invents Act (AIA), which was signed into law on September 16, 2011, significantly changes United States patent law. It may take some time to establish what the law means, since regulations that will govern how the new law is implemented have not yet been established, and since the law has not yet been implemented, it has not yet been interpreted by the lower courts, and reviewed by either the Federal Circuit Court of Appeals or the Supreme Court, a process that will take years. The first major change is that AIA switches the U.S. patent system from a “first to invent” system to a “first to file” system. Once the first to file system is in effect, there is a risk that another company may independently develop identical or similar patents at approximately the same time, and be awarded the patents instead of us. Once “first to file” is implemented, there will no longer be a need to determine who is the inventor of an invention. As a result, for the second major change, AIA abolishes interference proceedings, and establishes derivation proceedings to replace interference proceedings in all cases in which the time period for instituting an interference proceeding has not lapsed where an inventor named in an earlier application derived the claimed invention from a named inventor. Once derivation proceedings are in effect, there is a risk that the inventorship of any pending patent application can be challenged for reasons of derivation. The third major change is that AIA establishes post-grant opposition proceedings that will apply to patent applications filed after “first to file” becomes effective. Post-grant opposition will enable a person who is not the patent owner to initiate proceedings in the Patent office within 9 months after the grant of a patent that can result in cancellation of a patent as invalid. Therefore there is a risk that any of our patents once granted after the effective date of these provisions of the new law (March 16, 2013) may be subject to post-grant opposition, which will increase uncertainty on the validity of any newly granted patent or can ultimately result in cancellation of the patent.

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

A significant portion of our assets are currently located in the PRC, and investors may not be able to enforce federal securities laws or their other legal rights.

A substantial portion of our assets are located in the PRC. As a result, it may be difficult for investors in the U.S. to enforce their legal rights, to effect service of process upon certain of our directors or officers or to enforce judgments of U.S. courts predicated upon civil liabilities and criminal penalties against our directors and officers located outside of the U.S.

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

We have experienced difficulties in assimilating cultural, language and managerial differences with our subsidiaries in China. Personnel issues have developed in consolidating management teams from different cultural backgrounds. In addition, language translation issues from time to time have caused miscommunications. These factors make the management of our operations in China more difficult. Difficulties in coordinating the efforts of our U.S.-based management team with our China-based management team may cause our business, operating results and financial condition to be materially and adversely affected.

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

Our businesses in China are subject to government regulation that limit or prohibit direct foreign investment, limiting our ability to control these businesses, and making future pursuit of these businesses inadvisable.

The PRC government has imposed regulations in various industries, including medical research and the stem cell business, that limit foreign investors’ equity ownership or prohibit foreign investments altogether in companies that operate in such industries. As a result, our ability to control our existing China-based business historically was limited.

If the relevant Chinese authorities find us or any business combination to be in violation of any laws or regulations, they would have broad discretion in dealing with such violation, including, without limitation: (i) levying fines; (ii) revoking our business and other licenses; (iii) requiring that we restructure our ownership or operations; and (iv) requiring that we discontinue any portion or all of our business.

In December 2011, China’s Ministry of Health announced its intention to more tightly regulate stem cell clinical trials and the use of stem cell therapeutic treatments in the PRC. As a result of this and the factors noted above, the Company has determined to take steps to restrict, and expects to ultimately eliminate, its regenerative medicine business in the PRC.

Early termination of cooperative relationship with local hospitals due to tightened and uncertain regulatory environment may subject us to damages for the hospitals' direct and indirect losses; we may suffer other costs related to our winding down of our China regenerative medicine activities.

On December 16, 2011, the SFDA and Ministry of Health (“MOH”) jointly issued a notice to halt unproven stem-cell clinical trials and suspend new application for stem-cell clinical trials until July 1, 2012. This ban has significantly added risk associated with our operation in China. Given the nature and extent of such notice as well as recent tightening in Chinese government’s scrutiny of VIE structures in the prohibited business sectors, we are seeking to unilaterally terminate our cooperative agreements with local hospitals on cell-based therapies prior to the end of their term. In the event of a claim of default by the hospitals, we may be liable for damages for those hospitals’ direct and indirect losses resulting from our early termination of the cooperative agreements. Although the cooperative agreements provide that either side may terminate the agreements due to a force majeure event that includes adverse changes in government regulations directly affecting the performance of these agreements, the hospitals might claim that the aforesaid change and uncertainty of the regulatory environment does not constitute a force majeure event. In such event, we may need to litigate whether we had legitimate grounds to early terminate the agreements, which would be subject to the determination in a Chinese venue. We could also be exposed to other costs associated with the winding down of our PRC regenerative medicine business such as employee severance costs.

We may suffer losses if we cannot utilize our assets in China.

The Company’s Beijing laboratory facility was originally intended for stem cell research and development, but has been equipped to provide comprehensive cell manufacturing, collection, processing and storage capabilities to enable the PCT business model to launch in the PRC and provide cells for clinical trials. The lease for this facility expires in May 2012 and the Company is considering its options with respect to extending this lease to allow for manufacturing for clinical trials in Asia. If the Company does not determine to renew the lease due to limitations on its utility under the new regulatory initiatives in China or otherwise, the Company may incur certain expenses in connection with returning the premises to the landlord.

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

In addition, the Ministry of Commerce, or the MOFCOM, promulgated the Rules of Ministry of Commerce on Implementation of Security Review System of Mergers and Acquisitions of Domestic Enterprises by Foreign Investors in August 2011, or the MOFCOM Security Review Rules, to implement the Notice of the General Office of the State Council on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated on February 3, 2011, or Circular No. 6. The MOFCOM Security Review Rules came into effect on September 1, 2011 and replaced the Interim Provisions of the Ministry of Commerce on Matters Relating to the Implementation of the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated by MOFCOM in March 2011. According to these circulars and rules, a security review is required for mergers and acquisitions by foreign investors having “national defense and security” concerns and mergers and acquisitions by which foreign investors may acquire the “de facto control” of domestic enterprises having “national security” concerns. In addition, when deciding whether a specific merger or acquisition of a domestic enterprise by foreign investors is subject to the security review, the MOFCOM will look into the substance and actual impact of the transaction. The MOFCOM Security Review Rules further prohibit foreign investors from bypassing the security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through contractual arrangements or offshore transactions. There is no explicit provision or official interpretation stating that our business falls into the scope subject to the security review, and there is no requirement for foreign investors in those mergers and acquisitions transactions already completed prior to the promulgation of Circular No. 6 to submit such transactions to MOFCOM for security review. The enactment of the MOFCOM National Security Review Rules specifically prohibits circumvention of the rules through VIE arrangement in the area of foreign investment in business of national security concern. Although we believe that our business, judging from its scale, should not cause any concern for national security review at its current state, there is no assurance that MOFCOM would not apply the same concept of anti-circumvention in the future to foreign investment in prohibited areas through VIE structure, the same way that our investment in China was structured.

For so long as we own an interest in Erye, we expect to rely, in part, on dividends paid by Erye to supply cash flow for our U.S. business, and statutory or contractual restrictions may limit their ability to pay dividends to us.

For so long as we own an interest in Erye, we intend to rely partly on dividends paid to us under the October 2009 Joint Venture Agreement, attributable to our 51% ownership interest in Erye, to meet our future cash needs. Pursuant to the Joint Venture Agreement that governs the ownership and management of Erye, for the three-year period commencing on the first day of the first fiscal quarter after the Joint Venture Agreement became effective distributions are made as follows: (i) 49% of undistributed profits (after tax) will be distributed to EET and loaned back to Erye for use in connection with its construction of the new Erye facility (to be repaid gradually after construction is completed); (ii) 45% of the net profit after tax will be provided to Erye as part of the new facility construction fund, which will be characterized as paid-in capital for our 51% interest in Erye; and (iii) only 6% of the net profit will be distributed to us directly for our operating expenses.

The payment of dividends by entities organized under PRC law to non-PRC entities is subject to limitations. Regulations in the PRC currently permit payment of dividends Erye only out of accumulated distributable earnings, if any, as determined in accordance with accounting standards and regulations in China. Moreover, Erye is required to appropriate from PRC GAAP profit after tax to other non-distributable reserve funds. These reserve funds include one or more of the following: (i) a general reserve, (ii) an enterprise expansion fund and (iii) a staff bonus and welfare fund. Subject to certain cumulative limits (i.e., 50% of the registered capital of relevant company), the general reserve fund requires annual appropriation at 10% of after tax profit (as determined under accounting principles generally accepted in the PRC at each year-end); the appropriation to the other funds are at the discretion of Erye. In addition, if Erye incurs additional debt on its own behalf to finance the building of the new facility in the future, the instruments governing the debt may restrict Erye’s or the joint venture’s ability to pay dividends or make other distributions to us. This may diminish the cash flow we receive from Erye’s operations, which would have a material adverse effect on our business, operating results and financial condition.

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

While the PRC government has implemented economic and market reforms, a substantial portion of productive assets in China are still owned by the PRC government. The PRC government also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Should the PRC government change its policies regarding economic growth and private ownership of manufacturing and other assets of Erye, we may lose rights to certain business assets and our business, operating results and financial condition may be materially harmed.

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

According to Good Manufacturing Practices for Pharmaceutical Products (revised edition 2010), or the New GMP Rules promulgated by the Ministry of Health of the PRC on January 17, 2011 which became effective on March 1, 2011, all the newly constructed manufacturing facilities of drug manufacture enterprises in China shall comply with the requirements of the New GMP Rules, which are stricter than the original GMP standards. Therefore, should Erye fail to maintain its cGMP certifications in accordance with the New GMP Rules for its new production facilities, this would have a material adverse effect on Erye’s and our business, results of operations and financial condition.

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

Changes to PRC policies regarding drug pricing have had a material adverse effect on Erye’s and our results of operations and financial condition and may continue to do so.

Erye’s financial performance is heavily dependent on government pricing policies and procedures, which are subject to change. The Rules on Introduction of Suzhou’s Local Enterprises Produced Drugs into Suzhou’s Local Medical Insurance Drugs Catalogue, which was promulgated in 2006, may soon cease to be effective. The cancellation of such Rules would likely reduce Erye’s sales and profits. On March 2, 2011, the National Development and Reform Commission issued price cuts for drugs covered by national medical insurance which substantially impacts two of Erye’s drugs. It is anticipated that the price of Piperacillin Sodium Sulbactum Sodium will decrease by 50% and the price of Ligustrazine Phosphate will be cut by 75%; in 2011 the price reduction experienced by Erye on these products was approximately 24%. In 2011 Piperacillin Sodium Sulbactum Sodium accounted for approximately 5% of sales and Ligustrazine Phosphate accounted for approximately 1% of sales. These policies regarding drug pricing and the resulting price reductions experienced by Erye will likely negatively affect the offers presented to us in connection with the divestiture of our 51% interest in Erye that we are pursuing.

PRC policies limiting the use of antibiotics may have a material adverse effect on Erye’s and our results of operations and financial condition.

Recently, the PRC Ministry of Health issued, for public comment, a draft policy “Administrative Measures on Clinical Use of Antibiotics” to curb their overuse. The proposed guidelines set forth three categories of antibiotics, which include (1) restricted, (2) non-restricted, and (3) special-use only. According to the October 12, 2011 China Healthcare report published by Deutsche Bank, AG (the “China Healthcare report”), it has been projected that the limitation of antibiotic usage in China will reduce the historical compound annual growth rate which has been approximately 20%. According to the China Healthcare report, it has been estimated that China’s population consumes about ten times the global per capita average of antibiotics. These regulations have not been finalized but issuance of a draft policy has created uncertainty on the part of distributors and has reduced purchases by distributors and in part has contributed to sales reductions in 2011. This draft policy regarding antibiotic use and the uncertainty that has been created will likely negatively affect the offers that have been presented to us.

Erye’s production is concentrated in a small number of production lines and Erye is operating in a new facility.

Erye began transferring its operations to its new manufacturing facility in January 2010. The construction of this facility is substantially complete. The relocation and new production lines have been completed and have received cGMP certification. To date Erye has received the following SFDA cGMP certifications:

•	solvent crystallization sterile penicillin
•	freeze dried raw sterile penicillin
•	penicillin
•	cephalosporin powder for injection

•	freeze dried powder for injection
•	its capsule line.

Erye’s production is concentrated in a small number of production lines. Any interruptions in production with respect to those lines will have a material adverse effect on Erye’s business and ours.

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

The laws and regulations governing the therapeutic use of stem cells in China are evolving. New PRC laws and regulations may impose conditions or requirements which could materially and adversely affect our business.

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

On December 16, 2011, China’s Ministry of Health announced its intention to more tightly regulate stem cell clinical trials and stem cell therapeutic treatments in the PRC. The Ministry of Health ordered an immediate halt to “unapproved stem cell clinical trials and applications,” and put applications for new stem cell trials on hold until July 1, 2012. For those clinical trials for stem cell products already approved by the SFDA, the Clinical Trial Approval Instructions and the Good Clinical Practice, or GCP, shall be strictly followed, with unwarranted changes to the approved clinical trial protocol and profit-seeking activities strictly forbidden. As a result of this and other factors, the Company has determined to take steps to restrict, and expects to ultimately eliminate, its regenerative medicine business in the PRC. We are currently investigating the potential impact of the Ministry of Health’s announcement, as well as other regulatory initiatives and regulations in China, on potential PRC-based operations through our Beijing Facility.

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

RISKS RELATED TO OUR SECURITIES

We anticipate that we will need substantial additional financing in the future to continue our operations. If we are unable to raise additional capital as needed, we may be forced to delay, reduce or eliminate one or more of our product development programs, cell therapy initiatives or commercialization efforts.

We anticipate that we will require additional capital to fund our current operating plan, including our existing U.S.-based cell therapy operations (such as clinical trials of AMR-001, development of our VSELTM technology and a T-cell therapeutic, our stem cell collection and storage business, and our cell manufacturing and processing operations).

Our research and development expenses have increased with the addition to our Company of our Amorcyte subsidiary, particularly as the Phase 2 clinical trial enrolls with respect to AMR-001. AMR-001 is in the development stage and will require significant investment before it can be commercialized. We anticipate that AMR-001 will not be commercially available for a number of years, if ever. Even if we raise additional capital in the event that Amorcyte’s Phase 2 clinical trial of AMR-001 produces positive results, it is anticipated that it will be necessary to enter into one or more collaboration agreements with one or more third parties to conduct and fund additional clinical trials, including larger, potentially pivotal Phase 3 clinical trials. If we are not able to enter into collaboration agreements on terms that are acceptable to us, we will need to raise additional capital to fund these trials or otherwise delay or abandon the trials. In addition, subject to obtaining regulatory approval of any present or future Amorcyte product candidate, we expect to incur significant commercialization expenses for product sales and marketing.

Our future capital requirements will depend on many factors, including:

•	The scope, progress and results of our historic cell therapy research, development, processing and manufacturing programs (including any revenues generated by our subsidiary PCT) and our adult and cord blood stem cell collection and storage business;
•	the scope, progress, results, costs, timing and outcomes of the clinical trials of AMR-001 and any other product candidates;
•	the scope, progress and results of other development programs being conducted by our Amorcyte subsidiary;
•	the timing of entering into, and the terms of, any collaboration agreements with one or more third parties for one or more product candidates;

•	the timing of and the costs involved in obtaining regulatory approvals for our product candidates, a process which could be particularly lengthy or complex given the FDA’s limited experience with marketing approval for cell therapy products;
•	the costs of operating, expanding and enhancing our manufacturing facilities and capabilities to support our clinical activities and, if any product candidates are approved, our commercialization activities;
•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;
•	revenues received from sales of our product candidates, if approved by the FDA; and
•	if and when there is a divestiture of Erye.

We would likely seek such funding through public or private financings or some combination of the two. We may also raise capital by selling shares of our Common Stock to Aspire Capital pursuant to the terms of our Purchase Agreement with Aspire Capital, as described below. We may also seek funding through collaborative arrangements if we determine them to be necessary or appropriate. Additional funding may not be available to us on acceptable terms, or at all. If we obtain capital through collaborative arrangements, these arrangements could require us to relinquish rights to the combined company’s technology or product candidates and could result in our receiving only a portion of the revenues associated with the partnered product. If we raise capital through the sale of equity, or securities convertible into equity, it would result in dilution to our then existing stockholders. Issuances of our securities in connection with any future capital raise may additionally cause antidilution adjustments to our outstanding Series E 7% Senior Convertible Preferred Stock (the “Series E Preferred Stock” or the “Series E Preferred Shares”) and to the warrants issued in connection therewith. If we raise additional capital through the incurrence of indebtedness, the documents governing the terms of such debt would likely contain terms restricting our business activities, and holders of debt instruments would have rights and privileges senior to those of our equity investors. In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support research and development, clinical or commercialization activities.

Our cash requirements may vary materially from those now planned because of expenses relating to marketing, advertising, sales, distribution, research and development and regulatory affairs (including the expenses related to clinical trials), as well as the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities. See also the discussion above under the caption “Erye may require additional lines of credit and bank loans.” Additional financing may not be available when needed or may not be available on terms acceptable to us. Our inability to obtain necessary capital or financing to fund these needs could adversely affect our business, results of operations and financial condition.

The market price and trading volume of our Common Stock has been and may continue to be volatile and issuances of large amounts of shares of our Common Stock could cause the market price of our Common Stock to decline.

As of March 5, 2012, there were 114,348,438 shares of our Common Stock outstanding. In 2011, our Common Stock traded as low as $0.43 and as high as $2.10, and in 2010 traded as low as $1.10 and as high as $3.50. In addition to our low stock trading volume, some of the other factors which may contribute to our stock’s price volatility include the issuance of a significant number of shares of our Common Stock or securities convertible into Common Stock in a short period of time, announcements of government regulation, new products or services introduced by us or by our competition, the status of our clinical trials, healthcare legislation, trends in health insurance, litigation, fluctuations in operating results, our success in commercializing our business, market conditions for cell therapy stocks or healthcare stocks in general as well as economic recession. We cannot assure you that the market price of our shares of Common Stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our shares of Common Stock include those set forth under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements”.

Any adverse development relating to any of our product candidates, such as a significant clinical trial failure, could substantially depress our stock price and prevent us from raising additional capital.

Of particular note, our Company's development will be significantly dependent on our product candidates, and on the status and results of our clinical trials. Any clinical, regulatory or other development that significantly delays or prevents us from completing any of our trials, any material safety issue or adverse side effect to any study participant in any of these trials, or the failure of these trials to show the results expected would likely depress our stock price significantly and could prevent us from raising the substantial additional capital our Company will need to further develop our product candidates and technologies. Moreover, any material adverse occurrence in early-phase clinical trials could substantially impair our ability to initiate additional clinical trials to test our product candidates, whether for new indications or otherwise. This, in turn, could adversely impact our ability to raise additional capital and pursue our planned research and development efforts.

The nature of the business of our Amorcyte subsidiary could subject the trading prices of our Common Stock to additional volatility.

The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. While the market price of our Common Stock has been historically volatile, the clinical trials and additional development activities being undertaken through our Amorcyte subsidiary may contribute to additional volatility of the market price of our Common Stock, as investors react to the results of these clinical trials of product candidates and those of our competitors. In addition to the foregoing, factors that could contribute to enhanced volatility of our stock price include:

•	regulatory or legal developments in the United States and foreign countries;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	announcements by the Company of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	market conditions in the pharmaceutical and biotechnology sectors and issuance of securities analysts’ reports or recommendations;
•	sales of substantial amounts of our Common Stock by current stockholders;
•	sales of our securities by insiders and large stockholders;
•	additions or departures of key personnel;
•	intellectual property, product liability or other litigation against us;
•	expiration or termination of our potential relationships with collaborators; and
•	the other factors described in this “Risk Factors” section.

In addition, in the past stockholders have initiated class action lawsuits against biotechnology and pharmaceutical companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against our Company, could cause us to incur substantial costs and divert management’s attention and resources.

Existing stockholders will experience dilution upon the issuance of Common Stock upon the conversion or in connection with redemption or dividend payments under our Series E Preferred Shares, if we issue additional equity securities in future fundraising transactions and if shares of our Common Stock underlying our significant number of outstanding warrants and options are purchased by the holders thereof.

The issuance of Common Stock as mandatory redemption payments, dividend payments or upon conversion of some or all of our Series E Preferred Shares issued in November 2010 will dilute the ownership interests of our existing holders of our shares of Common Stock (as of March 5, 2012, 6,270,821 Series E Preferred shares were outstanding, convertible into an aggregate of 3,823,671 shares of our Common Stock). We are permitted to make each monthly mandatory redemption payment in shares of our Common Stock (at a discounted formula price), cash, or a combination of the two, subject to the terms governing our Series E Preferred Shares. In the past, we have elected to pay a portion (if not all) of each mandatory redemption payment in shares of our Common Stock, and may continue to do so. Although the dollar amount of such redemption payments are known, to the extent paid in shares of our Common Stock, the number of shares to be issued in connection with such redemption payments fluctuates based on our stock price. Any sales or perceived sales in the public market of our shares of Common Stock issuable upon such mandatory redemption payments or upon conversion could adversely affect prevailing market prices of our shares of Common Stock. The issuance of Common Stock upon conversion of the Series E Preferred Shares or upon such redemption payments may also have the effect of reducing our net income per share. In addition, the existence of the Series E Preferred Shares may encourage short selling by market participants because the conversion of the Series E Preferred Shares or the existence of the redemption payments could depress the market price of our shares of Common Stock. The number of shares issuable upon conversion of the Series E Preferred Shares is subject to weighted average antidilution adjustment.

If in the future we issue additional Common Stock, or securities convertible into or exchangeable or exercisable for Common Stock, our stockholders will experience additional dilution, and any such issuances may result in downward pressure on the price of our Common Stock.

In addition, we have a significant number of outstanding securities convertible into, or allowing the purchase of our Common Stock.

Investors will be subject to increased dilution upon conversion of our outstanding Series B preferred stock and upon the exercise of outstanding stock options and warrants. There were 114,348,438 shares of our Common Stock outstanding as of March 5, 2012. As of that date, Series B preferred stock outstanding could be converted into 10,000 shares of our Common Stock and stock options and warrants outstanding represented an additional 58,685,091 shares of our Common Stock that could be issued in the future. The number of shares issuable upon exercise of warrants issued with the Series E Preferred Stock are subject to weighted average antidilution adjustment. Most of the outstanding shares of our Common Stock, as well as the vast majority of the shares of our Common Stock that may be issued under our outstanding options and warrants, are not restricted from trading or have the contractual right to be registered. Also, the issuance of additional shares as a result of such conversion or purchase, or their subsequent sale, could adversely affect the price of our Common Stock.

Any significant increase in the number of shares offered for sale could cause the supply of our Common Stock available for purchase in the market to exceed the purchase demand for our Common Stock. Such supply in excess of demand could cause the market price of our Common Stock to decline.

Any sales of our Common Stock to Aspire Capital pursuant to our Purchase Agreement may cause substantial dilution to our existing stockholders and the sale of the shares of Common Stock acquired by Aspire Capital could cause the price of our Common Stock to decline.

On September 28, 2011, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”). Pursuant to the Purchase Agreement, we have a right to sell to Aspire Capital up to a maximum of 100,000 shares of our Common Stock per day, which total may be increased by mutual agreement up to an additional 1,000,000 shares per day. In addition, under certain circumstances we also have the right to sell to Aspire Capital an amount of stock equal to up to 30% of the aggregate shares of our Common Stock traded on the NYSE Amex on the next business day, subject to a maximum number of shares determined by us. However, we may only effect sales of shares of our Common Stock to Aspire Capital pursuant to the Purchase Agreement (up to a maximum of $20 million in the aggregate) on a business day on which the closing sale price of our Common Stock is not less than 75% of the closing sale price of our Common Stock (rounded down to the nearest penny) on the business day immediately preceding the date the Purchase Agreement was executed. The extent to which we rely on Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our Common Stock and the extent to which we are able and desire to secure working capital from other sources. The aggregate number of shares that we can sell to Aspire Capital under the Purchase Agreement may in no case exceed 15,282,502 shares of our Common Stock (plus the 990,099 Commitment Shares previously issued), unless shareholder approval is obtained to issue more. The number of shares ultimately offered for sale to Aspire Capital under the Purchase Agreement is dependent upon the number of shares we elect to sell to Aspire Capital, if any, under the Purchase Agreement. Depending upon market liquidity at the time, sales of shares of our Common Stock under the Purchase Agreement may cause the trading price of our Common Stock to decline.

Aspire Capital may ultimately purchase all, some or none of the $20.0 million of Common Stock that we may sell to Aspire Capital pursuant to the Purchase Agreement. After Aspire Capital acquires any shares under the Purchase Agreement, it may sell all, some or none of those shares. Sales to Aspire Capital by us pursuant to the Purchase Agreement may result in substantial dilution to the interests of other holders of our Common Stock. The sale of a substantial number of shares of our Common Stock to Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to Aspire Capital and the Purchase Agreement may be terminated by us at any time at our discretion without any cost to us.

Future sales of a significant number of our shares of Common Stock in the public markets, or the perception that such sales could occur, could depress the market price of our shares of Common Stock.

Sales of a substantial number of our shares of Common Stock in the public markets, or the perception that such sales could occur, could depress the market price of our shares of Common Stock and impair our ability to raise capital through the sale of additional equity securities. It is anticipated that the holders of our Series E Preferred Shares will be selling any shares of Common Stock issued to them as mandatory redemption shares on each mandatory redemption date. In addition, a substantial number of shares of Common Stock are being offered by the Selling Stockholders under our effective Registration Statement on Form S-3 (File No. 333-173853) and we cannot predict if and when the Selling Stockholders may sell such shares of Common Stock in the public markets. As of January 20, 2012, one-half of the base stock consideration issued in connection with the PCT Merger had been released from escrow and these shares are now freely tradable (an aggregate of 5,300,000 shares of our Common Stock), with the remaining one-half of the base stock consideration scheduled to be released from escrow on January 20, 2013. We cannot predict if and when following this escrow release the recipients of the PCT Merger consideration may sell such shares of Common Stock in the public markets. Additionally, a substantial number of shares of Common Stock may come into the public markets as a result of the Amorcyte Merger: (i) at the closing, 5,843,483 shares of Common Stock were placed in escrow as the “Base Stock Consideration”, for eventual distribution to the former stockholders of Amorcyte (with the first release from escrow, consisting of 20% of the Base Stock Consideration, to be effected in April 2012), and (ii) up to 4,092,768 shares of our Common Stock may become issuable to the former Amorcyte stockholders as “Contingent Shares” if certain business milestones are achieved. We cannot predict if and when (following, as applicable, release of the Base Stock Consideration from escrow, or issuance of Contingent Shares if the relevant milestones are achieved) the recipients of the Amorcyte Merger consideration may sell such shares of Common Stock in the public markets. We cannot predict the number of the above-described shares that might be sold nor the effect that future sales of our shares of Common Stock would have on the market price of our shares of Common Stock.

Our outstanding options and warrants may negatively affect our ability to raise additional capital.

At March 5, 2012, we had approximately 58,685,091 stock options and warrants outstanding. Holders of our outstanding options and warrants are given the opportunity to profit from a rise in the market price of our Common Stock. As long as these options and warrants are outstanding, the terms on which we could obtain additional capital may be adversely affected. The holders of these options and warrants might be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by these options and warrants.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We have concluded that as of December 31, 2011 we have a material weakness in our internal control relating to our financial reporting of Erye. Specifically, the Company has determined the accounting staff at Erye does not have sufficient qualified accounting and finance personnel. If we fail to (1) fully remediate the material weakness identified, or (2) we fail to maintain the adequacy of internal control over our financial reporting, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, as such standards are modified, supplemented or amended from time to time.

As private companies, PCT and Amorcyte were not subject to the requirements of Section 404 of the Sarbanes-Oxley Act. Now that the PCT Merger and the Amorcyte Merger have been consummated, we expect to continue to devote management time and other resources to ensure that the combined company complies with the requirements of Section 404. During the course of testing our disclosure controls and procedures and internal control over financial reporting, we may identify and disclose material weaknesses or significant deficiencies in internal control over financial reporting (which may or may not be related to PCT or Amorcyte) that will have to be remedied. Implementing any appropriate changes to our internal control may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal control over financial reporting, and any failure to maintain that adequacy or inability to produce accurate financial statements on a timely basis could result in our financial statements being unreliable, increase our operating costs and materially impair our ability to operate our business.

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

As of March 5, 2012, our executive officers and directors collectively owned 33,727,064 shares of our Common Stock, representing approximately 29.5% of our outstanding Common Stock. As of such date, our executive officers and directors collectively beneficially owned 47,429,892 shares of our Common Stock. These beneficial holdings represent approximately 37.0% of our Common Stock. As a result, such persons may have the ability to exercise enhanced control over the approval process for actions that require stockholder approval, including: the election of our directors and the approval of mergers, sales of assets or other significant corporate transactions or other matters submitted for stockholder approval. Because of the beneficial ownership position of these persons, other stockholders may have less influence over matters submitted for stockholder approval. Furthermore, at certain times the interests of our substantial stockholders may conflict with the interests of our other stockholders.

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

Eric H.C. Wei, a member of our Board of Directors, is also the Managing Partner of RimAsia Capital Partners, L.P., or RimAsia. RimAsia, a substantial stockholder of our company, beneficially owns approximately 22.5% of our Common Stock as of March 5, 2012. Mr. Shi Mingsheng (the Chairman of the Board of Erye, and who became a director of our company in March 2010) and Madam Zhang Jian (our Vice President of Pharmaceutical Operations and the General Manager of Erye), together with certain other persons, have shared voting and dispositive power over the shares of our Common Stock held by Fullbright Finance Limited, or Fullbright. Fullbright, together with Mr. Shi, and Madam Zhang, beneficially owns approximately 4.6% of our Common Stock as of March 5, 2012. These relationships create, or, at a minimum, appear to create potential conflicts of interest when members of our company’s senior management are faced with decisions that could have different implications for our company and the other entities with which our directors or officers are associated.

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

We may not have the cash necessary to redeem the Series E Preferred Shares.

We have the obligation to make monthly redemption payments on the Series E Preferred Shares, which mandatory redemption payments may be made at our option in cash or in shares of our Common Stock at a discounted formula price, except that our right to make payment in shares of Common Stock is dependent upon our satisfying certain Equity Conditions (defined in the certificate of designations for the Series E Preferred Stock) and is also subject to certain Dollar Volume Limitations (as defined). If we cannot satisfy the Equity Conditions, or if our trading prices and volume are such that we do not meet the Dollar Volume Limitations necessary for us to be able to make all or such portion of the monthly mandatory redemption payments as we desire in stock, we may be forced to make all (or a greater portion than we desire) of such monthly payments in cash. We may not have sufficient cash resources at the applicable time to make those cash payments, or to make such cash payments in full. Further, any failure to pay any amounts due to the holders of the Series E Preferred Shares, as well as certain other Trigger Events (as defined in the certificate of designations), including without limitation certain change in control transactions, our failure to timely deliver shares, our suspension of trading, and breaches of certain representations, warranties and covenants that are not timely cured, where a cure period is permitted, would permit the holders of our Preferred Shares to compel repurchase of such Series E Preferred Shares at a price per share equal to the sum of the liquidation preference plus accrued dividends plus the then applicable prepayment premium (10% if the repurchase occurs more than 12 months after the initial issuance date). If we are required to repurchase the Series E Preferred Shares in cash prior to maturity, no assurance can be given that we would have the cash or financial resources available to us to make such a payment, and such an acceleration could have a material adverse effect on our business and financial condition and may impair our ability to continue in business as a going concern.

The Series E Preferred Shares are senior obligations of ours, and rank prior to our Common Stock with respect to dividends, distributions and payments upon liquidation.

The rights of the holders of the Series E Preferred Shares rank senior to the obligations to holders of our Common Stock. Upon our liquidation, the holders of Series E Preferred Shares are entitled to receive a liquidation preference of $1.00 per share, plus all accrued but unpaid dividends at the rate of 7% per annum prior and in preference to any distribution to the holders of any other class of our equity securities. Further, no dividends can be paid without the consent of the holders of a majority of the outstanding Series E

Preferred Shares, and the holders of Series E Preferred Shares, as well as the holders of the warrants which were issued to the purchasers of Series E Preferred Shares, have the right to participate in any payment of dividends or other distributions made to the holders of our Common Stock to the same extent as if they had converted the Series E Preferred Shares or exercised the warrants. The existence of such a senior security could have an adverse effect on the value of our Common Stock.

Holders of the Series E Preferred Shares have rights that may restrict our ability to operate our business.

Under the securities purchase agreement pursuant to which the Series E Preferred Shares were sold, we are subject to certain covenants that limit our ability to create new series of preferred stock, other than series junior to the Series E Preferred Shares. We are also limited, with certain exceptions, in our ability and the ability of our subsidiaries (other than Erye) to incur debt and to pledge our assets. Such restrictions may have an adverse effect on our ability to operate our business while the Series E Preferred Shares are outstanding.

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

In 2007, PCT acquired the facility in Allendale, New Jersey which has been developed into a cell manufacturing facility. 22,000 square feet of the Allendale facility’s approximately 30,000 square feet have been developed. The Allendale facility is comprised of ISO Class 7, Class 10,000 manufacturing suites, in addition to quality control, research and development laboratories and support facilities. It has been designed to meet the accreditation requirements of the Foundation for the Accreditation of Cellular Therapy (FACT) and to comply with the FDA’s requirements, including applicable cGMP regulations, and to meet the standards of the American Association of Blood Banks (AABB). The facility is also in compliance with a range of state and federal regulatory and licensing requirements. The Allendale facility is subject to two mortgages in favor of T.D. Bank, N.A. having an aggregate principal amount of approximately $3.6 million as of December 31, 2011.

The Mountain View facility is also a licensed cell therapy manufacturing facility, encompassing 25,024 square feet within a single building, of which 17,425 square feet is developed. The developed space is presently used for manufacturing client products. Mountain View is equipped with ISO Class 7, Class 10,000 manufacturing suites, quality control, research and development laboratories and support facilities. We expect to further develop space for cell therapy manufacturing within the facility on an as needed basis. The Mountain View facility is subject to a lease agreement, as amended to date, having a current term that extends through June 2017. The base monthly rent is currently $46,294. Commencing July 1, 2012, the base monthly rent will be $41,289.60, subject to adjustments as of July 1, 2013 and each annual anniversary thereafter during the term to reflect any changes in the cost of living; provided, however, that each such annual rental adjustment will not be less than 3% or more than 7% of the rent payable for the calendar month immediately preceding the applicable rental anniversary date. PCT is permitted to make certain improvements, additions and alterations to the premises subject to the terms of the lease with the lessor providing an Improvement Allowance equal to the lesser of $500,000 or the aggregate amount of Reimbursable Costs, as defined in the July 2011 amendment to the lease. In connection with the July 2011 amendment to the lease, the lessor required that NeoStem, as sole member of PCT, execute a Guaranty of Lease.

Because of the specialized nature of these cell processing facilities and the time required to conceptualize, design, build, and obtain certification and operating authority, it takes approximately nine months to go from concept to operations once space has been qualified.

These properties are used in the Company’s Cell Therapy — United States — reportable segment.

NeoStem

Effective April 1, 2009, we leased executive offices at 420 Lexington Avenue, New York, NY 10170, which serve as our headquarters. The lease has a current term that extends through June 2013 and is believed to be sufficient space for the near future. The base monthly rent, which includes storage space, is currently approximately $22,000 per month. This property is used as our corporate headquarters.

In September 2009, we leased office and laboratory space at 840 Memorial Drive, Cambridge, Massachusetts for approximately three years. The Cambridge space is being used for general office, research and development, and laboratory space. The base rent under the Cambridge lease is currently $30,750 per month. In May 2011, the Company sublet a portion of the Cambridge facility to another life science company. The Company is assessing its need for the Cambridge facility going forward given the acquisition of PCT with its Allendale, NJ and Mountain View, CA facilities. This property was used in the Company’s Cell Therapy — United States reportable segment.

China Stem Cell Operations

NeoStem (China) is a party to a lease originally entered into in May 2009, with Beijing Zhong-guan-cun Life Science Park Development Corp., Ltd. pursuant to which NeoStem (China) is leasing laboratory, office and storage space in Beijing for the aggregate monthly amount of approximately $25,377. Lease payments are due quarterly in advance. The term of the lease is through May 2012. The Beijing Facility was built to provide comprehensive adult stem cell collection, processing and storage capabilities, and a laboratory to provide cell therapy process, development and manufacturing. In order to implement the establishment of the Beijing Facility, as of December 31, 2009, our Company, NeoStem (China) and PCT, entered into an agreement, whereby NeoStem and NeoStem (China) engaged PCT to perform the services necessary (1) to construct the Beijing Facility and (2) to effect the installation of quality control systems which comply with cGMP standards and regulatory standards that would be applicable in the United States under GTP standards, as well as all regulatory requirements applicable to the program under the laws of the PRC. The project commenced on April 1, 2010 and Phase 1 of the project was completed at year-end 2010. The Beijing Facility is located at the Life Science Innovation Center, Life Science Park, Zhongguancum, Beijing. This property is used in the Company’s Regenerative Medicine — China reportable segment. With the upcoming expiration of this lease, the Company is considering its options with respect to extending the lease to allow for manufacturing of cell therapies, which will depend in part upon guidance from the PRC Ministry of Health with respect to regulations applicable to stem cell clinical research and applications.

Quingdao Neo Bio-Technology had been leasing office space since August 2009. The most recent lease was effective through September 2011 at a monthly rent of approximately $1,300. Qingdao Neo Bio-Technology’s operations have moved to Tianjin to take advantage of tax and other concessions that are being made available and in May 2011 the Qingdao lease was terminated. In connection therewith, Tianjin Neo Bio-Technology entered into a one-year lease for office space in Tianjin at a monthly rent of approximately $5,000. This property is used as corporate offices.

Erye

In 2005, Erye acquired land use rights to approximately 27 acres in the Xiangcheng District of Suzhou for approximately $2.0 million and, in 2007, commenced the construction of a new, state-of-the-art production facility. This new campus-style facility includes 16 buildings containing a total of approximately 53,186 square meters. Erye has substantially completed the construction of its new manufacturing facility. Erye began transferring its operations to its new manufacturing facility in January 2010. The relocation and new production lines have been completed and received cGMP certification.

The estimated total cost of the new facility is approximately $39 million. Construction has been self-funded by Erye and EET, the holder of the minority joint venture interest in Erye. We agreed during the three-year period commencing on the first day of the first fiscal quarter after the Joint Venture Agreement became effective to reinvest in Erye approximately 90% of the net earnings we would be entitled to receive under the Joint Venture Agreement by reason of our 51% interest in Erye.

These properties are used in the Company’s Pharmaceutical Manufacturing — China reportable segment.

ITEM 3. LEGAL PROCEEDINGS.

Xiangbei Welman Pharmaceutical Co., Ltd. v Suzhou Erye Pharmaceutical Co., Ltd. and Hunan Weichu Pharmacy Co., Ltd. involves a patent infringement dispute with respect to a particular antibiotics complex manufactured by Erye (the “Product”). The Changsha Intermediate Court ruled initially in Welman’s favor and Erye appealed that judgment to the Hunan High Court. The Supreme Court of PRC recently rendered a final ruling that Welman is not entitled to the disputed patent right, and on January 16, 2012 the Hunan High Court rejected Welman’s suit against Erye on that claimed patent infringement. The initial judgment was rendered on May 13, 2010 in the amount of approximately 5 million RMB (approximately $778,500), which was fully accrued for at September 30, 2011 and reversed in the fourth quarter of 2011 based on these subsequent rulings.

In 2009, Welman brought a copyright infringement lawsuit against Erye claiming the package inserts with respect to the Product infringed their copyright. Erye was enjoined from copying and using the package inserts on the Product and from selling the Product with the package inserts and Welman was awarded RMB 50,000. Erye has filed application for a retrial of the previous lawsuit brought by Welman to the Hunan High Court, which application filing was accepted by the court.

In July 2011, a new copyright infringement lawsuit was brought by Welman against Erye claiming that Erye was not complying with the earlier judgment enjoining them from copying and using the package inserts for the Product. The Changsha Intermediate Court was applied to for property preservation and issued a civil decision freezing Erye’s bank deposit of up to RMB 50 million (approximately US $7.9 million), or to seal up or detain Erye’s other properties of equal value. As of December 31, 2011, approximately 15,656,000 RMB (approximately US $2,460,000) of cash had been frozen in six Erye bank accounts. Erye has contended that jurisdiction is not proper, and the case is now in review of the Hunan High Court.

A similar copyright infringement lawsuit was recently instituted by Welman against Erye in the Guangzhou Intermediate Court to (i) enjoin Erye from copying and using the package inserts from the Product and selling the drugs with the aforesaid package inserts; and (ii) award Welman economic losses of approximately RMB 2,000,000 (approximately US $320,000) against Erye. That case is being reviewed by the Court. Welman made an application for preliminary injunction to prohibit Erye from copying and using the package inserts from the Product and selling the drugs with the aforesaid package inserts and Welman's application was denied by the Court on September 6, 2011. Welman subsequently obtained a preliminary injunction from a lower court Guangzhou Haizhu District Court on September 14, 2011. But on October 28, 2011, upon the appeal by Erye, the Haizhu District Court issued a decision withdrawing the preliminary injunction.

Additionally, we are subject to litigation in the ordinary course.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

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

2011	High	Low
First Quarter	$2.10	$1.14
Second Quarter	$2.08	$1.31
Third Quarter	$1.55	$0.55
Fourth Quarter	$0.75	$0.43

2010	High	Low
First Quarter	$2.15	$1.26
Second Quarter	$3.50	$1.58
Third Quarter	$2.15	$1.52
Fourth Quarter	$2.15	$1.10

2009	High	Low
First Quarter	$1.08	$0.43
Second Quarter	$2.72	$0.80
Third Quarter	$2.33	$1.40
Fourth Quarter	$2.50	$1.28

Holders

As of March 9, 2012, there were approximately 1,356 stockholders of record of our Common Stock (which does not include beneficial owners for whom Cede & Co. or others act as nominees).

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

Furthermore, for so long as we own an interest in Erye and the VIE structure is in place, we expect to rely on dividend payments from our subsidiaries, NeoStem (China) and China Biopharmaceuticals Holdings, Inc. (which is the holder of our 51% interest in Erye), which may, from time to time, be subject to certain additional restrictions on their ability to make distributions or other payments to us, including PRC law governing liquidation. PRC accounting standards and regulations currently permit payment of dividends only out of accumulated profits, a portion of which must be set aside to fund certain reserve funds. Our inability to receive all of the revenues from NeoStem (China) and China Biopharmaceuticals Holdings, Inc. may in turn provide an additional obstacle to our ability to pay dividends on our common stock in the future. Additionally, because the PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC, shortages in the availability of foreign currency may occur, which could restrict our ability to remit sufficient foreign currency to pay dividends.

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

Recent Sales of Unregistered Securities

As previously disclosed, and as follows:

The Company has agreed to issue equity to certain consultants for services. Effective November 1, 2011, pursuant to a two month agreement for consulting services in financial and public relations and other specified related matters, the Company agreed to issue 50,000 shares of Restricted Common Stock, vesting as to 25,000 shares on November 1, 2011 and 25,000 shares on December 1, 2011. Effective December 1, 2011, pursuant to a six month agreement for consulting services in corporate finance, investor communications and public relations, the Company agreed to issue 250,000 shares of Restricted Common Stock, vesting ratably over the term of the agreement on a monthly basis. Effective December 15, 2011, pursuant to a three month agreement for specified investor relations and other services, the Company agreed to issue 150,000 shares of Restricted Common Stock, vesting as to one-third on each of the first, second and third one-month anniversaries of the effective date. Also on December 15, 2011, pursuant to a four month agreement for financial advisory services, the Company agreed to issue a total of 100,000 shares of Restricted Common Stock, at the rate of 25,000 shares per month. Effective December 20, 2011, the Company agreed to issue a five year warrant to a PRC regulatory and clinical trial consultant to purchase 100,000 shares of Restricted Common Stock at $0.56 per share, vesting as to 50,000 shares on each of the six month and one year anniversaries of the commencement date. Effective February 22, 2012, pursuant to a one year agreement for consulting services related to the healthcare industry, government affairs and public policy, the Company agreed to issue a five year warrant to purchase 125,000 shares of Restricted Common Stock at $0.63 per share, vesting as to 25, 000 shares on the commencement date and as to 50,000 shares on each of the six month and one year anniversaries of the commencement date. The issuance of all such securities is or was subject to the approval of the NYSE Amex.

On February 17, 2012, we consummated a private placement pursuant to which three persons and entities acquired an aggregate of 3,465,404 shares of Common Stock for an aggregate consideration of $2,250,000 (as to which 1,449,275 shares had a purchase price of $0.69 per share and 2,016,129 shares had a purchase price of $0.62 per share).

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

ITEM 5(c). REPURCHASES OF EQUITY SECURITIES.

There were no repurchases of equity securities by or on behalf of the Company or any affiliated purchaser during the fourth quarter of the fiscal year ended December 31, 2011 as to which information is required to be furnished.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

NeoStem, Inc. is an international biopharmaceutical company. In 2011, we operated our business in three reportable segments: (i) Cell Therapy — United States; (ii) Regenerative Medicine — China; and (iii) Pharmaceutical Manufacturing — China. We are pursuing the divestiture of the majority of our China operations and anticipate they will have been exited by the close of 2012.

Through the Cell Therapy — United States segment, we are focused on the development of proprietary cellular therapies in cardiovascular disease, immunology and regenerative medicine and becoming a single source for collection, storage, manufacturing, therapeutic development and transportation of cells for cell based medicine and regenerative science. Within this segment, we also are a provider of adult stem cell collection, processing and storage services in the U.S., enabling healthy individuals to donate and store their stem cells for personal therapeutic use. In addition, the Company collects and stores cord blood cells of newborns which help to ensure a supply of autologous stem cells for the child should they be needed for future medical treatment.

The Company strengthened its expertise in cellular therapies, for its Cell Therapy — United States segment, with its January 19, 2011 acquisition of Progenitor Cell Therapy, LLC, a Delaware limited liability company (“PCT”). PCT is engaged in a wide range of services in the cell therapy market for the treatment of human disease, including, but not limited to contract manufacturing, product and process development, regulatory consulting, product characterization and comparability, and storage, distribution, manufacturing and transportation of cell therapy products. PCT’s legacy business relationships also afford NeoStem introductions to innovative therapeutic programs.

In March 2011 PCT’s wholly owned subsidiary, Athelos, Inc. (Athelos), acquired rights and technology for a T-cell based immunomodulatory therapeutic in exchange for an approximate 20% interest in Athelos.

The Company further strengthened its breadth in cellular therapies through its October 17, 2011 acquisition of Amorcyte, Inc. Amorcyte is a development stage cell therapy company focusing on novel treatments for cardiovascular disease. Amorcyte’s lead product candidate is AMR-001. In January 2012, Amorcyte enrolled its first patient in our PreSERVE Phase 2 trial to investigate AMR-001’s ability to preserve heart function after a heart attack.

The Company views the PCT and Amorcyte acquisitions as fundamental to building a foundation in achieving its strategic mission of capturing the paradigm shift to cell therapy.

Through our Regenerative Medicine — China segment, in 2009, we began several China-based, Regenerative Medicine initiatives including: (i) constructing a stem cell research and development laboratory and processing facility in Beijing, (ii) establishing relationships with hospitals to provide cell-based therapies, and (iii) obtaining product licenses covering several adult stem cell therapeutics focused on regenerative medicine. As a result of certain changes in the PRC regulatory environment, the Company has determined to take steps to restrict, and expects to ultimately eliminate, its Regenerative Medicine business in the PRC.

We acquired our Pharmaceutical Manufacturing — China segment when on October 30, 2009, China Biopharmaceuticals Holdings, Inc. (“CBH”) merged with a wholly-owned subsidiary of NeoStem (the “Erye Merger”). As a result of the Erye Merger, NeoStem acquired CBH’s 51% ownership interest in Erye, a Sino-foreign joint venture with limited liability organized under the laws of the PRC. Erye was founded more than 50 years ago and represents an established, vertically-integrated pharmaceutical business. Historically, Erye has concentrated its efforts on the manufacturing and distribution of generic antibiotic products. In 2010, Erye began transferring its operations to its newly constructed manufacturing facility, as to which construction is now substantially completed. The relocation and the new production lines have been completed and received cGMP certification. As part of its plan to focus its business on capturing the paradigm shift to cell therapies following the January 2011 acquisition of PCT, the Company is pursuing strategic alternatives with respect to its interest in Erye.

To support our liquidity needs, the Company raised an aggregate of approximately $21.2 million through the issuance of common stock and warrants through private placements and a public offering in 2011. In February 2012, the Company raised an aggregate of approximately $2.25 million in a private placement of common stock.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

For the year ended December 31, 2011, total revenues were approximately $73,718,000 compared to $69,821,300 for the year ended December 31, 2010. Revenues for 2011 and 2010 were comprised of the following (in thousands):

	Years Ended December 31,
	2011	2010
Pharmaceutical Manufacturing — China	$63,393.6	$69,584.3
Cell Therapy — United States	10,050.1	181.1
Regenerative Medicine — China	274.3	55.9
	$73,718.0	$69,821.3
•	Revenues for our Pharmaceutical Manufacturing — China reporting segment were approximately $63,393,600 for the year ended December 31, 2011 compared to $69,584,300 for the year ended December 31, 2010, representing a decrease of approximately $6,190,700 or 9%. The decrease was primarily due to a strategic decision to adjust the product mix, decreasing sales of certain low margin pharmaceutical intermediates to other pharmaceutical manufacturers in order to create capacity for higher margin products in the future, which resulted in 10% reduction in overall sales. As an example, in Q1 2011 Erye introduced two new products, omeprazole and cloxacillin which are expected to contribute to higher margins than the discontinued pharmaceutical intermediates, and we have several other products under development that may be introduced over the next three to four years. Revenues from sales of antibiotics, cephalosporins and other therapeutic products declined approximately 3% compared to the same period for 2010 primarily from the impact of specific policies on volume control for certain drugs, including ongoing restriction on antibiotics, and the average price of antibiotics and cephalosporins, which were offset by increased revenues resulting from changes in foreign exchange rates between the Chinese RMB and United States dollar by approximately 5%. We recognize that there will be continuous price pressure on Erye as over 70% of Erye’s manufactured drugs are on China’s essential drug list. There has been evidence of such price pressure — i.e., on March 2, 2011 the National Development and Reform Commission issued price cuts for medical insurance drugs which substantially impacts two of Erye’s drugs. We anticipate that Piperacillin Sodium and Sulbactam Sodium will experience as much as a 50% price decline while the price of Ligustrazine Phosphate may be reduced by approximately 75%. During 2011, the price reduction experienced by Erye on these products was approximately 24%. During 2011, Piperacillin Sodium and Sulbactum Sodium accounted for approximately 5% of sales and Ligustrazine Phosphate accounted for approximately 1% of sales. Recently, the Ministry of Health issued, for public comment, a draft policy “Administrative Measures on Clinical Use of Antibiotics” to curb their overuse. The proposed guidelines set forth three categories of antibiotics, which include 1) restricted, 2) non-restricted, and 3) special-use only. According to the October 12, 2011 China Healthcare report published by Deutsche Bank, AG (the “China Healthcare report”), it has been projected that the limitation of antibiotic usage in China will reduce the historical compound annual growth rate which has been approximately 20%. According to the China Healthcare report, it has been estimated that China’s population consumes about ten times the global per capita average of antibiotics. These regulations have not been finalized but issuance of the draft policy has created uncertainty on the part of distributors and has reduced purchases by distributors and in part has contributed to sales reductions in 2011.
•	Revenues for our Cell Therapy — United States reporting segment were approximately $10,050,100 for the year ended December 31, 2011 compared to $181,100 for the year ended December 31, 2010. The increase was primarily due to revenues generated by PCT which was acquired in January 2011, and whose revenues totaled approximately $9,685,400.
•	The cost of revenue was approximately $55,974,100 representing an increase of approximately $6,305,800 compared with 2010. The cost of revenue in the Pharmaceutical Manufacturing — China reporting segment was approximately $47,186,800 and decreased 5% over 2010. The strategic decision to discontinue manufacturing low margin pharmaceutical intermediates in order to free up capacity for higher margin products in the future decreased the cost of manufacturing by 10%. This reduction in cost was offset by increases in the cost of manufacturing of antibiotics and cephalosporins and other therapeutic products of approximately 5% due to the impact of the increased costs associated with the new plant and an increase in amortization expense associated with intangible assets acquired in the Erye Merger. This increase in manufacturing costs is expected to continue to have a negative impact until an increase in sales of higher margin products is realized. Increases in the exchange rate between the Chinese RMB and the United States dollar increased cost of revenue by 5%.
•	The cost of revenue for Cell Therapy — United States reporting segment was $8,701,300 an increase of approximately $8,672,400 principally related to the cost of revenue for PCT.

Operating Expenses

For the year ended December 31, 2011 operating expenses totaled $72,281,000 compared to $39,031,300 for the year ended December 31, 2010, representing an increase of $33,249,700 or 85%.

Historically, to minimize our use of cash, we have used a variety of equity and equity-linked instruments to pay for services and to incentivize employees, consultants and other service providers. The use of these instruments has resulted in significant charges to the results of operations. In general, these equity and equity-linked instruments were used to pay for employee and consultant compensation, director fees, marketing services, investor relations and other activities. For the year ended December 31, 2011 the use of equity and equity-linked instruments to pay for such expenses resulted in charges to selling, general, and administrative, and research and development expenses totaling $9,812,900 representing an increase of $2,501,500 from the year ended December 31, 2010.

For the year ended December 31, 2011, our selling, general, and administrative expenses were approximately $41,845,300 compared to approximately $30,788,600 for the year ended December 31, 2010, representing an increase of approximately $11,056,700 or 36%. Equity-based compensation included in selling, general and administrative expenses for the year ended December 31, 2011 was approximately $8,945,200, compared to approximately $6,387,900 for the year ended December 31, 2010. Overall, the increase in selling, general and administrative expenses was primarily due to the following:

•	An increase of approximately $8,882,200 in the Cell Therapy — United States reporting segment, comprised of (i) an increase of approximately $2,557,300 related to employee, director and consultant equity compensation, including approximately $722,900 related to the modification of stock option awards to our CEO in April 2011; (ii) an increase of approximately $4,469,100 related to new operating expenses as a result of our acquisition of PCT; (iii) an increase of approximately $1,813,700 in legal, accounting, and other professional fees, including expenses relating to the Company’s strategic shift towards cell therapy initiatives; (iv) an increase of approximately $607,400 due to a one-time contribution paid in equity during the three months ended March 31, 2011 to a foundation for which our CEO is President and Trustee, General Counsel is Secretary and Trustee

and CFO is Treasurer; and (v) an increase of approximately $1,662,300 related to other administrative activities. These increases were partially offset by a decrease of approximately $2,227,500 in selling and marketing expenses in connection with our adult stem cell collection efforts.
•	An increase of approximately $1,163,200 in our Pharmaceutical Manufacturing — China reporting segment, comprised of (i) a $1,186,100 increase in taxes related to withholding taxes paid on two dividends declared (in January, 2011 and April, 2011) that were retained in the business, (ii) an increase of approximately $828,000 in selling and marketing expenses, and (iii) a decrease of approximately $850,900 related to administrative activities.
•	An increase of approximately $1,011,200 in our Regenerative Medicine — China reporting segment, comprised primarily of an increase in administrative activities.

For the year ended December 31, 2011, our research and development expenses were $11,003,100 compared to $7,684,500 for the year ended December 31, 2010, representing an increase of approximately $3,318,600 or 43%. Equity-based compensation included in research and development expenses for the year ended December 31, 2011 was approximately $867,800, compared to approximately $923,500 for the year ended December 31, 2010. Overall, the increase in research and development expenses was primarily due to the following:

•	An increase of approximately $1,712,400 in our Cell Therapy — United States reporting segment, comprised primarily of an in-process research and development charge of approximately $1,150,000 related to the acquisition of certain intellectual properties in the area of T-Cell regulation from Becton, Dickinson and Company in March 2011.
•	An increase of approximately $1,340,200 in our Pharmaceutical Manufacturing — China reporting segment as a result of increased clinical development efforts on products under development.
•	An increase of approximately $266,000 in our Regenerative Medicine — China reporting segment due to costs associated with operating the Beijing laboratory.

For the year ended December 31, 2011, as part of our annual impairment review, we recognized an impairment charge of $19,432,700 associated with our Pharmaceutical Manufacturing — China reporting segment, due to lower than expected revenue and operating income growth. For the year ended December 31, 2010, as part of our annual impairment review, we recognized an impairment charge of $558,200 associated with our Cell Therapy — United States reporting segment.

As part of our plan to focus on capturing the paradigm shift to cell therapies following our January 2011 acquisition of PCT, we are pursuing strategic alternatives with respect to our 51% interest in Erye and anticipate we will have monetized our interests in Erye by the close of 2012. Additionally, due to changes in the regulatory environment in the PRC, we also plan to close our Regenerative Medicine business providing autologous orthopedic therapy in China in 2012. In connection with closing our Regenerative Medicine business, we do not expect the exit costs to be material.

Other Income and Expense

For the year ended December 31, 2011 interest expense was $3,991,200 compared with $480,900 for the year ended December 31, 2010, an increase of $3,510,300. The increase was due to (i) an increase in amortization of debt discount related to the Series E Preferred Stock of $2,440,200, (ii) an increase of $876,700 in interest expense accrued on loans from related parties, and (iii) interest related to a mortgage on PCT’s Allendale facility of $193,400.

Other income (expense), net for the year ended December 31, 2011 totaled approximately $2,338,300 of other income. Other income and expense in 2011 was primarily related to the revaluation of derivative liabilities of $2,096,900 of other income that have been established in connection with the Convertible Redeemable Series E Preferred Stock.

Other income (expense), net for the year ended December 31, 2010 totaled approximately $513,100 of other income. Included in other income and expense in 2010 was other income of $656,300 due to a settlement agreement reached with a business partner involved in the development of the platform research organization in China, whereby the business partner relinquished rights to certain shares of our common stock. The Company valued the shares at their fair market value on the day the shares were relinquished. Also included in other income and expense in 2010 was $138,300 in expense for fair value adjustments on derivative liabilities related to the Company’s Series E Preferred Stock issuance in November 2010 and other outstanding warrants. Included in interest expense in 2010 was $281,200 in amortization of preferred stock discount and issuance costs related to the Company’s Series E Preferred Stock.

Provision for Taxes

The income tax provision for the years ended December 31, 2011 and 2010, were $392,800 and $550,900, respectively, and were related to foreign taxes for our operations in China.

The provision for income taxes and the realization of deferred tax liability for Pharmaceutical Manufacturing — China is based on, for the year ended December 31, 2011, a statutory rate of 25% and, for the year ended December 31, 2010, a statutory rate of 12.5%.

Non-Controlling Interests

In connection with accounting for the Company’s 51% interest in Erye, we account for the 49% minority shareholder share of Erye’s net income or loss with a charge to Noncontrolling Interests. For the year ended December 31, 2011 Erye’s minority shareholders’ share of net loss totaled approximately $9,148,600. For the year ended December 31, 2010, Erye’s minority shareholders’ share of net income totaled approximately $3,908,700. In addition, the Company acquired rights to use patents under licenses from Becton, Dickinson and Company in March 2011, in exchange for an approximately 20% interest in PCT’s Athelos subsidiary. Noncontrolling interest also reflects Becton’s share of losses incurred by Athelos during the year ended December 301 2011 of approximately $299,800.

Preferred Dividends

The Convertible Redeemable Series E Preferred Stock calls for annual dividends of 7% based on the stated value of the preferred stock and for the year ended December 31, 2011 we recorded dividends of approximately $639,800. In the year ended December 31, 2010 the Company recorded dividends of approximately $238,000, including $153,500 on the Convertible Redeemable Series C Preferred Stock which called for an annual dividend of 5% based on the stated value of the preferred stock. The Convertible Redeemable Series C Preferred Stock was converted into NeoStem Common Stock in May 2010.

Analysis of Liquidity and Capital Resources

At December 31, 2011 we had a cash balance of approximately $12,745,400, working capital of approximately $2,164,900, and shareholders’ equity of approximately $62,025,600.

During the year ended December 31, 2011, we met our immediate cash requirements through existing cash balances, private placements and a public offering of our common stock and warrants, which in total, raised an aggregate of approximately $21,152,700, the issuance of notes payable and bank loans providing $2,160,000 net, for our operations in China and the use of equity and equity-linked instruments to pay for services and compensation.

We incurred a net loss of approximately $56,582,900 for the year ended December 31, 2011. The following chart represents the net funds provided by or used in operating, financing and investing activities for each period indicated (in thousands):

	Years Ended December 31,
	2011	2010
Net cash used in operating activities	$(20,928.0)	$(8,476.7)
Net cash used in investing activities	$(2,054.6)	$(17,105.8)
Net cash provided by financing activities	$20,069.4	$33,855.5

Operating Activities

Our cash used for operating activities in the year ended December 31, 2011 totaled approximately $20,928,000, which is the sum of (i) our net loss, adjusted for non-cash expenses totaling $16,209,500 (which includes adjustments for common stock, common stock options and common stock purchase warrants issued for services rendered and charitable contribution in the aggregate amount of approximately $10,266,000, depreciation and amortization of approximately $8,978,300, goodwill impairments charges of $19,432,700, the write-off of in process research and development of approximately $1,150,000, amortization of Preferred Stock discount and issuance cost of approximately $2,440,200), and (ii) changes in operating assets and liabilities of approximately $4,718,500.

Investing Activities

During the years ended December 31, 2011 and 2010, we spent approximately $5,910,300 and $16,377,700, respectively, for property and equipment principally related to the construction of Erye’s new manufacturing facility.

Financing Activities

The Company raised an aggregate of approximately $6.3 million in a series of private placements consummated from March 2011 to July 2011 pursuant to which 18 persons and entities acquired an aggregate of 4,938,125 shares of Common Stock (purchase price of $1.28 per share). The investors included Steven. S. Myers (one of the Company’s directors) (who purchased 390,625 shares) and Dr. Andrew L. Pecora (the Chief Medical Officer of the Company’s subsidiary PCT, who is now the Chief Medical Officer and a director of NeoStem, and the Chief Scientific Officer of Amorcyte) (who purchased 78,125 shares).

On July 22, 2011, the Company completed an underwritten offering of 13,750,000 units at a purchase price of $1.20 per unit, with each unit consisting of one share of Common Stock and a five year warrant to purchase 0.75 of a share of Common Stock at an exercise price of $1.45 per share (the “Offering”). The Company sold securities in the Offering under the Company’s previously filed shelf registration statement on Form S-3 (333-173855), which was declared effective by the Securities and Exchange Commission on June 13, 2011. Lazard Capital Markets LLC (“Lazard”) and JMP Securities LLC (“JMP”) acted as representatives of the underwriters named in an Underwriting Agreement, dated as of July 19, 2011. The Company received gross proceeds of $16,500,000, prior to deducting underwriting discounts and offering expenses payable by the Company, for net proceeds of approximately $14,847,000.

For the twelve months ended December 31, 2011, the Company’s Erye subsidiary issued approximately $10,800,900 in notes payable, and repaid approximately $20,606,800 over the same period. Notes are payable to the banks who issue bank notes to Erye’s creditors. Notes payable are interest free and usually mature after a three to six month period.

For the twelve months ended December 31, 2011, the Company’s Erye subsidiary borrowed approximately $20,261,900 in bank loans, repaid approximately $7,829,400.

Pursuant to the PCT Merger Agreement, NeoStem paid off PCT’s credit line with Northern New Jersey Cancer Associates (“NNJCA”), in an amount of $3,000,000, shortly after the closing of the PCT Merger in January 2011. Dr. Andrew Pecora, who was PCT’s Chairman and CEO prior to the PCT Merger, and who became PCT’s Chief Medical Officer on January 19, 2011 has served as Managing Partner of NNJCA since 1996.

Liquidity and Capital Requirements Outlook

With our prior acquisition of a controlling interest in Erye and our other activities in China, and our recent acquisitions of PCT and Amorcyte, we operated our business in three distinct segments: (i) Cell Therapy — United States; (ii) Regenerative Medicine — China; and (iii) Pharmaceutical Manufacturing — China. The following is an overview of our collective liquidity and capital requirements.

Capital Requirements and Resources in China

We are pursuing the divestiture of the majority of our China Operations and anticipate they will have been exited by the close of 2012. For so long as we own an interest in Erye, we expect to rely partly on dividends under the Joint Venture Agreement attributable to our 51% ownership interest in Erye, to meet some of our future cash needs with respect to continued operations in China. In addition, pursuant to the Joint Venture Agreement that governs the ownership and management of Erye, for 2011 and approximately the next year: 45% of the net profit after tax due to the Company, in the form of dividends, will be provided to Erye as part of the new facility construction fund, which will be characterized as additional paid-in capital for our 51% interest in Erye; and only 6% of the net profit will be distributed to us directly. To date, we have been paid from the 2010 distribution the amount of approximately $140,400.

Erye has substantially completed the construction of its new pharmaceutical manufacturing facility. Erye began transferring its operations to its new manufacturing facility in January 2010. The relocation and new production lines have been completed and have received cGMP certification. It was contemplated by the Joint Venture Agreement that the construction would continue for three years. As such, 45% of the dividend we would be entitled to by reason of our 51% ownership would remain in Erye through 2012 to complete the construction while EET would loan back their dividend during the same period at a prevailing bank interest rate. Upon a liquidity event of Erye, as contemplated in the joint venture agreement, the Company will be entitled to the return of its dividend reinvestments to the extent of the proceeds generated by the liquidity event. Repayment of such loans from EET would occur gradually after the construction is completed.

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

Our interests in China are subject to China’s rules and regulations on currency conversion. In particular, the initial capitalization and operating expenses of the VIEs are funded by our WFOE. In China, the State Administration for Foreign Exchange, or the SAFE, regulates the conversion of the Chinese Renminbi into foreign currencies. Currently, foreign investment enterprises are required to apply to the SAFE for Foreign Exchange Registration Certificates, or IC Cards of Enterprises with Foreign Investment. Foreign investment enterprises holding such registration certificates, which must be renewed annually, are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency translation within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investments, loans, and securities, require approval of the SAFE. According to the Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues Concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-invested Enterprises promulgated on August 29, 2008, or the SAFE Notice 142, to apply to a bank for settlement of foreign currency capital, a foreign invested enterprise shall submit the documents certifying the uses of the RMB funds from the settlement of foreign currency capital and a detailed checklist on use of the RMB funds from the last settlement of foreign currency capital. It is stipulated that only if the funds for the settlement of foreign currency capital are of an amount not more than $50,000 and are to be used for enterprise reserve, the above documents may be exempted by the bank. This SAFE Notice 142, along with the recent practice of Chinese banks of restricting foreign currency conversion for fear of “hot money” going into China, limits and may continue to limit our ability to channel funds to the VIE entities for their operation.

Neither Erye nor our other activities in China are expected to generate sufficient excess cash flow to support our activities in China in the near term.

We recognize that there will be continuous price pressure on Erye as over 70% of Erye’s manufactured drugs are on the essential drug list. There has recently been evidence of such price pressure — i.e., on March 2, 2011 the National Development and Reform Commission issued price cuts for medical insurance drugs which substantially impacts two of Erye’drugs. We anticipate that Piperacillin Sodium and Sulbactam Sodium will experience as much as a 50% price decline while the price of Ligustrazine Phosphate may be reduced by approximately 75%. During 2011 the price reductions experienced by Erye on these products was approximately 24%. In 2011 Piperacillin Sodium and Sulbactum Sodium accounted for approximately 5% of sales and Ligustrazine Phosphate accounted for approximately 1% of sales. Recently, the Ministry of Health issued, for public comment, a draft policy “Administrative Measures on Clinical Use of Antibiotic Drugs” to curb their overuse. The proposed guidelines set forth three categories of antibiotics, which include 1) restricted, 2) non-restricted, and 3) special-use only. According to the October 12, 2011 China Healthcare report published by Deutsche Bank, AG (the “China Healthcare report”), it has been projected that the limitation of antibiotic usage in China will reduce the historical compound annual growth rate which has been approximately 20%. It has been estimated that China’s population consumes about ten times the global per capita average of antibiotics. These regulations have not been finalized but issuance of a draft policy has created uncertainty on the part of distributors and has reduced purchases by distributors and in part has contributed to sales reductions in 2011.

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

NeoStem, Inc. acquired Amorcyte, Inc. (“Amorcyte”), in October 2011, by means of a merger (the “Amorcyte Merger”) of a newly formed wholly-owned subsidiary of NeoStem, with and into Amorcyte pursuant to an Agreement and Plan of Merger, dated July 13, 2011 (the “Amorcyte Agreement and Plan of Merger”). Amorcyte is a development stage cell therapy company focusing on novel treatments for cardiovascular disease. Amorcyte’s lead product candidate, AMR-001, commenced enrollment in January 2012 for a Phase 2 study for the treatment of acute myocardial infarction (AMI). Pursuant to the terms of the Amorcyte Agreement and Plan of Merger, all of the outstanding equity interests of Amorcyte outstanding immediately prior to the effective time of the Amorcyte Merger were converted into the right to receive, in the aggregate, 5,843,483 shares of Common Stock (currently being held in escrow for eventual distribution to the former Amorcyte security holders, and subject to further adjustment, including in connection with any indemnification claims of NeoStem), seven year warrants to purchase an aggregate of 1,881,008 shares of Common Stock at $1.466 per share (the transfer of any shares issued upon exercise of these warrants restricted until one year after the closing date), up to an additional 4,092,768 shares of Common Stock to be issued if and only if specified AMR-001 milestones are achieved, and additional consideration in the form of an earn out based upon net revenues of AMR-001, if AMR-001 is commercialized.

The Company expects to incur substantial additional costs in connection with its transition to a cell therapy development company. In particular, Amorcyte is currently recruiting clinical trial sites for an expected 34 site, 160 patient, Phase 2 clinical trial for Amorcyte’s lead product candidate, AMR-001, for the treatment of AMI. The trial began enrollment in January 2012, and is expected to cost approximately $14 million over the first two years and anticipated to cost up to approximately $18 million over a five year period, inclusive of manufacturing costs.

Liquidity

We anticipate that we will take further steps to raise additional capital in order to (i) fund the development of advanced cell therapies in the U.S., (ii) expand the PCT business and (iii) build the family banking business. To meet our short and long term liquidity needs, we currently expect to use a variety of means that could include, but not be limited to, the use of existing cash balances, the use of our current or other equity lines, potential additional warrant exercises, option exercises, issuances of other debt or equity securities in public or private financings, sale of assets and/or, ultimately, the growth of our revenue generating activities. In addition, we will continue to seek as appropriate grants for scientific and clinical studies from the National Institutes of Health, Department of Defense, and other governmental agencies and foundations, but there can be no assurance that we will be successful in qualifying for or obtaining such grants. We also review and consider from time to time restructuring activities, including the potential divestiture of assets. In this regard, as part of our plan to focus on capturing the paradigm shift to cell therapies following our January 2011 acquisition of PCT, we are pursuing strategic alternatives with respect to our 51% interest in Erye and anticipate we will have monetized our interests in Erye by the close of 2012, although no assurance can be given as to whether a sale will be consumated or the amount of funding such sale will provide. Additionally, due to changes in the regulatory environment in the PRC, we also plan to close our Regenerative Medicine business providing autologous orthopedic therapy in China in 2012. In connection with closing our Regenerative Medicine business, we do not expect the exit costs to be material.

In connection with the Welman litigation, the Changsha Intermediate Court was applied to for property preservation and it issued a civil decision freezing Erye’s bank deposits of up to 50 million RMB, or approximately $7.8 million, or sealing up or detaining Erye’s other properties of equal value. Currently this case is pending. As of December 31, 2011, approximately 15,656,000 RMB (approximately $2,460,000) of cash had been frozen in six bank accounts, and is classified in Other Assets. As a result of this court action, Erye has been obligated to increase its bank borrowings to offset their reduction in liquidity, and may consider seeking additional bank loans.

We plan to devote our resources and management efforts to cell therapy manufacturing and development, and other related activities, including adult stem cell collection and storage. We believe the October 2011 acquisition of Amorcyte described elsewhere herein is in keeping with this strategic mission. We also believe that if we could monetize Erye, we would have additional capital needed to pursue the development of cell therapies. To that end, in June 2011, we engaged a financial advisor to lead the effort to pursue the possible divesture of our 51% interest in Erye. Marketing efforts have led to a few non-binding letters of intent. However, in addition to factors set forth below, it is too early to determine whether these or other proposals will lead to definitive agreements.

Any sale of our interest in Erye would be subject to a right of first refusal held by Suzhou Erye Economy & Co. Ltd. (“EET”) pursuant to the terms of the Joint Venture Agreement between a subsidiary of ours and EET. EET owns the remaining 49% interest in Erye. A number of issues have arisen between EET and NeoStem with respect to the operation and financing of Erye. For instance, while pursuant to the terms of the Joint Venture Agreement EET is required to lend back to Erye dividends received by it to finance Erye’s move to and construction of its new facilities, Erye has recently reported to us that such arrangement is no longer tax efficient in light of the ratio of Erye’s shareholder loans to its registered capital. In connection with exploring ways to remedy the additional tax burden caused by the level of shareholder loans and in preparing for a sale process, other issues have also surfaced, including the issue of us and Erye needing to obtain all Chinese regulatory approvals (and associated registrations) required to reflect the legal title of our interest in Erye as being held by the proper entity within our group which is its current beneficial owner as that term is used under U.S. law. We believe we have now determined what government approvals (and associated registrations) will need to be issued by the Suzhou Municipal Bureau of Foreign Investment and Commerce

and the Suzhou Administration for Industry and Commerce to remediate these deficiencies and we have had counsel in China prepare these filings. Our management believes these regulatory deficiencies can be remediated and should not delay a sale of the Company’s interest in Erye. However, we require the cooperation of the officers of Erye, as to which no assurance can be given, and we could be compelled to seek to replace those officers or to commence legal action to obtain the required consents or otherwise move forward with requisite filings. In addition, even if the filings are made, no assurance can be given that any unremediated regulatory deficiencies would not have an adverse effect on the operating results and liquidity of Erye and the Company and will not impede or delay efforts to divest our interest in Erye. In addition, the remediation process is expected to trigger certain tax liabilities and penalties. At this time the Company does not expect such amounts to be material.

We may not be able to materially enhance our liquidity through a sale of our interest in Erye. The challenging nature of the current China pharmaceutical market makes it a difficult time for us to be pursuing a divestiture of our 51% ownership interest in Erye, and we expect that any sale of this interest will result in our not recouping our original investment. A sale of our interest in Erye, if a sale can be consummated, would have a material effect on our business, results of operations and balance sheet. Factors that may impede a sale may include, but not be limited to, (i) EET’s right of first refusal and the significant time and money that exercise of such right could cause a potential purchaser, (ii) the need for any purchaser to negotiate a new Joint Venture Agreement and a shareholder loan repayment schedule with EET if EET does not wish to either sell its interest or exercise its right of first refusal, (iii) recent regulatory changes in China which reduce prices that may be charged for certain of Erye’s products and limit use of antibiotics, (iv) recent disappointing financial performance by Erye resulting at least in part from such regulatory changes, including a decrease in revenues in 2011 and a net loss for fourth quarter 2011, (v) tax or regulatory issues affecting Erye, including those described above and which will adversely affect Erye going forward, (vi) availability of financing for a potential purchaser, and (vii) other factors typical of any sale process. There can be no assurance that any sale of our Erye interest will be made, or will be made at a price that provides material additional capital for our cell therapy development efforts.

To support our liquidity needs, the Company raised an aggregate of approximately $21.2 million through the issuance of common stock and warrants in 2011, including an underwritten offering whereby the Company received gross proceeds of $16,500,000, prior to deducting underwriting discounts and offering expenses payable by the Company, for net proceeds of approximately $14,847,000. In August 2011, the Department of Defense (DOD) Peer Reviewed Medical Research Program (PRMRP) of the Office of the Congressionally Directed Medical Research Programs (CDMRP) awarded NeoStem approximately $1.78 million to be applied towards funding the Company's VSEL TM Technology, which award will support an investigation of a unique stem cell population, Very Small Embryonic-Like (VSEL) stem cells, for its bone building and regenerative effects in the treatment of osteoporosis. In addition, in September 2011 we entered into the Purchase Agreement with Aspire Capital which provided that, subject to certain terms and conditions, Aspire Capital is committed to purchase up to $20 million of shares of the Company’s common stock over the 24-month term of that Agreement. Also on September 28, 2011, the Company gave notice to Commerce Court Small Cap Value Fund, Ltd. (“Commerce Court”) of termination of the Common Stock Purchase Agreement dated as of May 19, 2010 between the Company and Commerce Court. In February 2012, the Company raised $2.25 million from the issuance of common stock.

Our “shelf” Registration Statement on Form S-3 was filed on May 2, 2011 pursuant to General Instruction I.B.1 of Form S-3, because the aggregate market value of our common equity held by non-affiliates (our “public float”) exceeded $75 million as of the relevant measuring date. Our public float is now less than $75 million, so as of the filing of this Annual Report on Form 10-K our Company is now subject to General Instruction I.B.6 of Form S-3, which means that as long as our public float remains below $75 million, the aggregate market value of securities sold by us or on our behalf pursuant to General Instruction I.B.6 of Form S-3 during any period of 12 calendar months may be no more than one-third of our public float measured as of a date within 60 days prior to each such sale.

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

At December 31, 2011, we had cash and cash equivalents of approximately $12,745,400 million. In addition we have $2,500,000 recorded in other assets for restricted cash associated with our Series E Preferred Stock, which is held in escrow and not available to meet current cash requirements. The trading volume of our common stock, coupled with our history of operating losses and liquidity challenges, may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of small cap biopharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital on acceptable terms could materially and adversely affect our business operations and ability to continue as a going concern.

Commitments and Contingencies

The following table reflects a summary of NeoStem’s significant contractual obligations and commitments as of December 31, 2011 (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-Term Debt Obligations
Series E Preferred Stock(1)	7,018.9	5,024.3	1,994.6	—	—
Mortgages Payable	3,635.0	190.1	414.9	462.4	2,567.6
Operating Lease Obligations	4,214.9	1,407.8	1,396.3	1,117.6	293.2
	$14,868.8	$6,622.2	$3,805.8	$1,580.0	$2,860.8

(1)	Amounts include dividends.

Under an agreement with an external clinical research organization (“CRO”), we will incur expenses relating to our AMR-001 Phase 2 clinical trial for the treatment of AMI. The timing and amount of these disbursements are based on the achievement of certain milestones, patient enrollment, services rendered or as expenses are incurred by the CRO and therefore, we cannot reasonably estimate the timing of these payments.

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

Recognizing and Measuring Assets Acquired and Liabilities Assumed in Business Combinations at Fair Value

We account for acquired businesses using the purchase method of accounting, which requires that assets acquired and liabilities assumed be recorded at date of acquisition at their respective fair values. The consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition. The fair value of the consideration paid, including contingent consideration, is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Beginning in 2009, amounts allocated to IPR&D are included on the balance sheet (refer to discussion above in “Goodwill and Intangible Assets with Indefinite Lives”). Intangible assets, including IPR&D assets upon successful completion of the project and approval of the product, are amortized on a straight-line basis to amortization expense over the expected life of the asset. Significant judgments are used in determining the estimated fair values assigned to the assets acquired and liabilities assumed and in determining estimates of useful lives of long-lived assets. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future net cash flows, estimates of appropriate discount rates used to present value expected future net cash flow streams, the timing of approvals for IPR&D projects and the timing of related product launch dates, the assessment of each asset’s life cycle, the impact of competitive trends on each asset’s life cycle and other factors. These judgments can materially impact the estimates used to allocate acquisition date fair values to assets acquired and liabilities assumed and the resulting timing and amount of amounts charged to, or recognized in current and future operating results. For these and other reasons, actual results may vary significantly from estimated results.

The Company determines the acquisition date fair value of contingent consideration obligations based on a probability-weighted income approach derived from revenue estimates, post-tax gross profit levels and a probability assessment with respect to the likelihood of achieving contingent obligations including contingent payments such as milestone obligations, royalty obligations and contract earn-out criteria, where applicable. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The resultant probability-weighted cash flows are discounted using an appropriate effective annual interest rate. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value will be reflected as income or expense in our consolidated statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Adverse changes in assumptions utilized in our contingent consideration fair value estimates could result in an increase in our contingent consideration obligation and a corresponding charge to operating income.

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

Revenue Recognition

Prescription drugs and intermediary pharmaceutical products:  The Company recognizes revenue from pharmaceutical and pharmaceutical intermediary products sales when title has passed, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable, and the collection of the related receivable is reasonably assured which is generally at the time of delivery.

Stem cell related service revenues:  The Company recognizes revenue for its cell development and manufacturing services based on the terms of individual contracts. Cell development services generally contain multiple stages, which the Company evaluates for multiple elements. Each stage does not have stand-alone value and are dependent upon one another; therefore the Company recognizes revenue on a completed contract basis. Manufacturing services represent separate and distinct arrangements, and the Company is paid for time and materials or for fixed monthly amounts and revenue is recognized when efforts are expended or contractual terms have been met. The Company separately charges the customers for reimbursable expenses that are specified in each contract. On a monthly basis, the Company bills customers for reimbursable expenses and immediately recognizes reimbursement revenue, as the revenue is deemed earned as reimbursable expenses are incurred.

The Company recognizes revenue related to the collection and cryopreservation of cord blood and autologous adult stem cells when the cryopreservation process is completed which is approximately twenty four hours after cells have been collected. Revenue related to advance payments of storage fees is recognized ratably over the period covered by the advance payments.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and notes thereto required to be filed under this Item are presented commencing on page 104 of this Annual Report on Form 10-K.

NeoStem, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
NeoStem, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of NeoStem, Inc. and subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NeoStem, Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON, LLP

New York, New York
March 20, 2012

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

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
April 5, 2011

NEOSTEM, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$12,745,432	$15,612,391
Short term investments	559	512
Restricted cash	—	3,381,369
Accounts receivable trade, net of allowance for doubtful accounts of $501,841 and $210,977, respectively	6,536,176	5,871,474
Inventory	17,153,396	21,023,388
Deferred income taxes	463,689	—
Prepaids and other current assets	1,711,084	993,711
Total current assets	38,610,336	46,882,845
Property, plant and equipment, net	49,363,275	36,998,241
Land use rights, net	4,872,444	4,807,834
Goodwill	19,613,470	27,002,044
Intangible assets, net	36,932,431	24,466,597
Other assets	5,935,824	2,867,188
	$155,327,780	$143,024,749
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$10,415,342	$14,286,929
Accrued liabilities	2,825,836	2,772,019
Bank loans	15,712,000	3,034,000
Notes payable	148,062	9,568,398
Mortgages payable	3,635,061	—
Income taxes payable	621,553	1,242,911
Deferred income taxes	651,064	232,075
Unearned revenues	2,436,532	1,708,280
Total current liabilities	36,445,450	32,844,612
Long-term Liabilities
Deferred income taxes	9,300,945	5,959,508
Deferred rent liability	1,194	45,489
Unearned revenues	169,198	282,518
Derivative liabilities	474,463	2,571,367
Acquisition-related contingent consideration	3,130,000	—
Amount due related parties	20,862,686	8,301,361
Total long-term liabilities	33,938,486	17,160,243
Commitments and Contingencies
Redeemable Securities
Convertible Redeemable Series E Preferred Stock; 10,582,011 shares designated, liquidation value $1.00 per share; issued and outstanding 6,662,748 and 10,582,011 shares, at December 31, 2011 and December 31, 2010, respectively	4,811,326	6,532,275
	4,811,326	6,532,275
EQUITY
Shareholders' Equity
Preferred stock; authorized, 20,000,000 shares Series B convertible redeemable preferred stock liquidation value, 1 share of common stock, $.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at December 31, 2011 and December 31, 2010	100	100
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding, 109,329,587 and 64,221,130 shares, at December 31, 2011 and December 31, 2010, respectively	109,330	63,813
Additional paid-in capital	200,858,638	141,137,522
Accumulated deficit	(143,094,854)	(95,320,620)
Accumulated other comprehensive income	4,152,343	2,779,066
Total NeoStem, Inc. shareholders' equity	62,025,557	48,659,881
Noncontrolling interests	18,106,961	37,827,738
Total equity	80,132,518	86,487,619
	$155,327,780	$143,024,749

The accompanying notes are an integral part of these consolidated financial statements

NEOSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
	2011	2010
Revenues	$73,717,980	$69,821,294
Cost of revenues	55,974,088	49,668,262
Gross profit	17,743,892	20,153,032
Research and development	11,003,110	7,684,537
Selling, general, and administrative	41,845,255	30,788,638
Goodwill impairment	19,432,667	558,168
Operating expenses	72,281,032	39,031,343
Operating loss	(54,537,140)	(18,878,311)
Other income (expense):
Other income (expense), net	2,338,270	513,110
Interest expense	(3,991,220)	(480,903)
	(1,652,950)	32,207
Loss from operations before provision for income taxes and noncontrolling interests	(56,190,090)	(18,846,104)
Provision for income taxes	392,767	550,912
Net loss	(56,582,857)	(19,397,016)
Less – net (loss) income attributable to noncontrolling interests	(9,448,388)	3,908,690
Net loss attributable to NeoStem, Inc.	(47,134,469)	(23,305,706)
Preferred dividends	639,765	237,963
Net loss attributable to NeoStem, Inc. common shareholders	$(47,774,234)	$(23,543,669)
Basic and diluted loss per share	$(0.54)	$(0.46)
Weighted average common shares outstanding	88,598,696	51,632,417

The accompanying notes are an integral part of these consolidated financial statements

NEOSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total NeoStem, Inc. Shareholders' Equity	Non-Controlling Interest in Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	10,000	$100	37,193,491	$37,193	$95,709,491	$(56,504)	$(71,776,951)	$23,913,329	$33,919,048	$57,832,377
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	(23,305,706)	(23,305,706)	3,908,690	(19,397,016)
Foreign currency translation	—	—	—	—	—	2,835,570	—	2,835,570	—	2,835,570
Total comprehensive income (loss)								(20,470,136)	3,908,690	(16,561,446)
Exercise of stock options	—	—	90,000	90	140,010	—	—	140,100	—	140,100
Exercise of warrants	—	—	2,025,000	2,025	2,959,725	—	—	2,961,750	—	2,961,750
Share-based compensation	—	—	349,517	350	7,564,643	—	—	7,564,993	—	7,564,993
Proceeds from issuance of common stock	—	—	15,326,998	15,327	21,410,211	—	—	21,425,538	—	21,425,538
Conversion of Series C Preferred	—	—	9,086,124	9,086	13,710,962	—	—	13,720,048	—	13,720,048
Shares issued for charitable contribution	—	—	150,000	150	298,350	—	—	298,500	—	298,500
Receipt of treasury shares	—	—	—	(408)	(655,870)	—	—	(656,278)	—	(656,278)
Dividends on Series C Preferred	—	—	—	—	—	—	(153,469)	(153,469)	—	(153,469)
Dividends on Series E Preferred	—	—	—	—	—	—	(84,494)	(84,494)	—	(84,494)
Balance at December 31, 2010	10,000	100	64,221,130	63,813	141,137,522	2,779,066	(95,320,620)	48,659,881	37,827,738	86,487,619
Comprehensive loss:
Net loss	—	—	—	—	—	—	(47,134,469)	(47,134,469)	(9,448,388)	(56,582,857)
Foreign currency translation	—	—	—	—	—	1,373,277	—	1,373,277	1,223,710	2,596,987
Total comprehensive loss								(45,761,192)	(8,224,678)	(53,985,870)
Exercise of stock options	—	—	5,000	5	7,095	—	—	7,100	—	7,100
Share-based compensation	—	—	3,824,018	3,824	10,262,199	—	—	10,266,023	—	10,266,023
Proceeds from issuance of common stock	—	—	19,678,224	19,678	21,133,004	—	—	21,152,682	—	21,152,682
Shares issued for charitable contribution	—	—	—	408	606,955	—	—	607,363	—	607,363
Repayment of Series E Preferred Principal and Dividends	—	—	5,157,732	5,158	4,254,907	—	(639,765)	3,620,300	—	3,620,300
Dividends to related party	—	—	—	—	—	—	—	—	(11,726,099)	(11,726,099)
Technology contributed to Athelos by Non-Controlling Interest	—	—	—	—	920,000	—	—	920,000	230,000	1,150,000
Shares issued in PCT Merger	—	—	10,600,000	10,600	17,189,400	—	—	17,200,000	—	17,200,000
Shares issued in Amorcyte Merger	—	—	5,843,483	5,844	5,347,556	—	—	5,353,400	—	5,353,400
Balance at December 31, 2011	10,000	$100	109,329,587	$109,330	$200,858,638	$4,152,343	$(143,094,854)	$62,025,557	$18,106,961	$80,132,518

NEOSTEM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(56,582,857)	$(19,397,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock, stock options and warrants issued as payment for compensation, services rendered and interest expense	10,266,023	7,863,492
Depreciation and amortization	8,978,317	5,136,159
Gain on short term investments	—	(24,934)
Amortization of preferred stock discount and issuance cost	2,440,241	281,211
Changes in fair value of derivative liability	(2,096,904)	138,325
Write off of acquired in-process research and development	1,150,000	—
(Gain) loss on disposal of assets	(278,920)	1,355,972
Gain on contract termination	—	(656,278)
Non-cash interest expense	661,058	165,567
Contributions paid with common stock	607,363	—
Bad debt expense (recovery)	(97,739)	(70,829)
Goodwill impairment charge	19,432,667	558,168
Deferred income taxes	(688,699)	(830,681)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Prepaid expenses and other current assets	(786,728)	(24,140)
Accounts receivable	116,789	98,505
Inventory	4,640,282	(7,469,128)
Unearned revenues	590,124	(336,704)
Other assets	(2,386,544)	(127,113)
Income tax payable		(667,729)
Accounts payable, accrued expenses and other current liabilities	(6,892,467)	5,530,454
Net cash used in operating activities	(20,927,994)	(8,476,699)
Cash flows from investing activities:
Cash received in acquisitions	320,863	—
Purchase of short-term investments	(28)	(2,424,132)
Proceeds from short-term investments	—	2,742,018
Change in restricted cash used as collateral for notes payable	3,534,864	(1,045,955)
Acquisition of property and equipment	(5,910,279)	(16,377,722)
Net cash used in investing activities	(2,054,580)	(17,105,791)
Cash flows from financing activities:
Net proceeds from the exercise of options and warrants	7,100	3,101,850
Net proceeds from issuance of capital stock	21,152,682	21,212,974
Net proceeds from issuance of preferred stock	—	8,894,062
Payment from related party	644,414	566,845
Repayment of mortgage loan	(149,542)	—
Proceeds of bank loan	20,261,900	3,000,000
Repayment of bank loan	(7,829,400)	(2,203,650)
Proceeds from notes payable	10,950,616	20,506,518
Repayment of notes payable	(20,786,909)	(21,000,225)
Repayment of debt to related party	(3,531,491)	—
Repayment of preferred stock	(650,000)	—
Payment of dividend	—	(222,924)
Net cash provided by financing activities	20,069,370	33,855,450
Impact of changes of foreign exchange rates	46,245	180,062
Net (decrease)/increase in cash and cash equivalents	(2,866,959)	8,453,022
Cash and cash equivalents at beginning of year	15,612,391	7,159,369
Cash and cash equivalents at end of period	$12,745,432	$15,612,391
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,522,700	$279,596
Taxes	1,119,500	2,056,250
Supplemental Schedule of non-cash investing activities
Acquisition of property and equipment	—	2,443,958
Capitalized interest	384,300	391,466
Supplemental schedule of non-cash financing activities
Common stock, warrants and contingent consideration issued with the acquisition of Amorcyte	8,483,400	—
Common stock and warrants issued with the acquisition of PCT	17,200,000	—
Common stock issued pursuant to the redemption of Convertible Redeemable Series E 7% Preferred Stock	3,511,200	—
Common stock issued in payment of dividends for the Convertible Redeemable Series E 7% Preferred Stock	748,900	—
Financing costs for capital stock raises	—	33,355
Conversion of Convertible Redeemable Series C Preferred Stock	—	13,720,048
Dividend to Related Party reinvested as loan payable	11,726,100	—

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

NeoStem, Inc. is an international biopharmaceutical company. In 2011, we operated our business in three reportable segments: (i) Cell Therapy — United States; (ii) Regenerative Medicine — China; and (iii) Pharmaceutical Manufacturing — China. We are pursuing the divestiture of the majority of our China operations and anticipate they will have been exited by the close of 2012.

Through the Cell Therapy — United States segment, the Company is focused on the development of proprietary cellular therapies in cardiovascular disease, immunology and regenerative medicine and becoming a single source for collection, storage, manufacturing, therapeutic development and transportation of cells for cell based medicine and regenerative science. Within this segment, the Company is also a provider of adult stem cell collection, processing and storage services in the U.S., enabling healthy individuals to donate and store their stem cells for personal therapeutic use. In addition, the Company collects and stores cord blood cells of newborns which help to ensure a supply of autologous stem cells for the child should they be needed for future medical treatment.

The Company strengthened its expertise in cellular therapies, for its Cell Therapy — United States segment, with its January 19, 2011 acquisition of Progenitor Cell Therapy, LLC, a Delaware limited liability company (“PCT”). PCT is engaged in a wide range of services in the cell therapy market for the treatment of human disease, including, but not limited to contract manufacturing, product and process development, regulatory consulting, product characterization and comparability, and storage, distribution, manufacturing and transportation of cell therapy products. PCT’s legacy business relationships also afford NeoStem introductions to innovative therapeutic programs.

In March 2011, PCT’s wholly owned subsidiary, Athelos, Inc. (Athelos), acquired rights and technology for a T-cell based immunomodulatory therapeutic in exchange for an approximate 20% interest in Athelos.

The Company further strengthened its breadth in cellular therapies through its October 17, 2011 acquisition of Amorcyte, Inc. Amorcyte is a development stage cell therapy company focusing on novel treatments for cardiovascular disease. Amorcyte’s lead product candidate is AMR-001. In January 2012, Amorcyte enrolled its first patient in the PreSERVE Phase 2 trial to investigate AMR-001’s ability to preserve heart function after a heart attack.

The Company views the PCT and Amorcyte acquisitions as fundamental to building a foundation in achieving its strategic mission of capturing the paradigm shift to cell therapy.

Through its Regenerative Medicine — China segment, in 2009, the Company began several China-based, Regenerative Medicine initiatives including: (i) constructing a stem cell research and development laboratory and processing facility in Beijing, (ii) establishing relationships with hospitals to provide cell-based therapies, and (iii) obtaining product licenses covering several adult stem cell therapeutics focused on regenerative medicine. As a result of certain changes in the PRC regulatory environment, the Company has determined to take steps to restrict, and expects to ultimately eliminate, its Regenerative Medicine business in the PRC.

The Company acquired its Pharmaceutical Manufacturing — China segment when on October 30, 2009, China Biopharmaceuticals Holdings, Inc. (“CBH”) merged with a wholly-owned subsidiary of NeoStem (the “Erye Merger”). As a result of the Erye Merger, NeoStem acquired CBH’s 51% ownership interest in Erye, a Sino-foreign joint venture with limited liability organized under the laws of the PRC. Erye was founded more than 50 years ago and represents an established, vertically-integrated pharmaceutical business. Historically, Erye has concentrated its efforts on the manufacturing and distribution of generic antibiotic products. In 2010, Erye began transferring its operations to its newly constructed manufacturing facility as to

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 — The Company  – (continued)

which construction is substantially complete. The relocation and production lines have been completed and received cGMP certification. As part of its plan to focus its business on capturing the paradigm shift to cell therapies following the January 2011 acquisition of PCT, the Company is pursuing strategic alternatives with respect to its interest in Erye.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation:  The consolidated financial statements include the accounts of NeoStem, Inc. and its wholly owned and partially owned subsidiaries and affiliates as listed below:

Entity	Percentage of Ownership	Location
NeoStem, Inc.	Parent Company	United States of America
NeoStem Therapies, Inc.	100%	United States of America
Stem Cell Technologies, Inc.	100%	United States of America
Amorcyte, LLC	100%	United States of America
NeoStem (China) Inc.	100%	People’s Republic of China
Qingdao Niao Bio-Technology Ltd.*	*	People’s Republic of China
Beijing Ruijiao Bio-Technology Ltd.*	*	People’s Republic of China
Tianjin Niou Bio-Technology Co., Ltd.*	*	People’s Republic of China
CBH Acquisition LLC	100%	United States of America
China Biopharmaceuticals Holdings, Inc. (CBH)	100% owned by CBH Acquisition LLC	United States of America
Suzhou Erye Pharmaceuticals Company Ltd.	51% owned by CBH	People’s Republic of China
Progenitor Cell Therapy, LLC (PCT)	100%	United States of America
NeoStem Family Storage, LLC	100% owned by PCT	United States of America
Athelos Corporation	80.1% owned by PCT	United States of America
PCT Allendale, LLC	100% owned by PCT	United States of America

*	Because certain regulations in the People’s Republic of China (“PRC”) currently restrict or prohibit foreign entities from holding certain licenses and controlling certain businesses in China, the Company created a wholly foreign-owned entity, or WFOE, NeoStem (China), to implement its initiatives in China. To comply with China’s foreign investment regulations with respect to stem cell-related activities, these business initiatives in China are conducted via Chinese domestic entities that are controlled by the WFOE through various contractual arrangements (Variable Interest Entity or “VIE”) and under the principles of consolidation the Company consolidates 100% of their operations.

For as long as the Company owns an interest in Erye and the VIE structure is in place, the Company expects to rely partly on dividends paid to it by the WFOE under the contracts with the VIEs, and under the Joint Venture Agreement attributable to its 51% ownership interest in Erye, to meet some of our future cash needs. However, there can be no assurance that the WFOE in China will receive payments uninterrupted or at all as arranged under the contracts with the VIEs. In addition, pursuant to the Joint Venture Agreement that governs the ownership and management of Erye, through 2012: (i) 49% of undistributed profits (after tax) will be distributed to Suzhou Erye Economy and Trading Co Ltd. (“EET”), the owner of the remaining 49% interest in Erye and loaned back to Erye for use in connection with its construction of the new Erye facility (to be repaid gradually after construction is completed); (ii) 45% of the net profit after tax due to the Company will be provided to Erye as part of the new facility construction fund, which will be characterized as paid-in capital for our 51% interest in Erye; and (iii) only 6% of the net profit will be distributed to us directly for our operating expenses. The Company is pursuing the divestiture of Erye.

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 — Summary of Significant Accounting Policies  – (continued)

Basis of Presentation:  The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) and include the accounts of the Company and its wholly owned and partially owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the periods presented.

Use of Estimates:  The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents:  Cash and cash equivalents include short-term, highly liquid, investments with maturities of ninety days or less when purchased. As of December 31, 2011, the Company had approximately $791,100 in bank deposits covered by the Federal Deposit Insurance Corporation. As of December 31, 2011, cash and short-term investments held by our foreign subsidiaries that are not available to fund domestic operations unless repatriated were $8,810,800.

Concentration of Risks:  For the year ended December 31, 2011, three major suppliers provided approximately 13%, 12% and 10%, respectively, of Erye’s purchases of raw materials. As of December 31, 2011, the total accounts payable to the three major suppliers represented 12% of the total accounts payable balance.

Approximately 85% of Erye’s revenues are derived from products that use penicillin or cephalosporin as the key active ingredient. These products are manufactured on two of the eight production lines in Erye’s manufacturing facility. Any issues or incidents that might disrupt the manufacturing of products requiring penicillin or cephalosporin could have a material impact on the operating results of Erye. Any interruption or cessation in production could impact market sales.

In March 2011, the National Development and Reform Commission in China issued insurance reimbursement price cuts which impacted two of Erye products. The Company recognizes that there will be continuous pressure on Erye product pricing as a result of such actions.

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

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 — Summary of Significant Accounting Policies  – (continued)

Inventories:  Inventories are stated at the lower of cost or market using the first-in, first-out basis. The Company also reviews its inventory periodically and will reduce inventory to its net realizable value depending on certain factors, such as product demand, remaining shelf life, future marketing plans, obsolescence and slow-moving inventories. The Company includes in work in process the cost incurred on projects at PCT that have not been completed. The Company reviews these projects periodically to determine that the value of each project is stated at the lower of cost or market.

Inventories consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Raw materials and supplies	$2,974.8	$8,043.8
Work in process	5,086.4	4,792.4
Finished goods	9,092.2	8,187.2
Total inventory	$17,153.4	$21,023.4

Property, Plant, and Equipment:  The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line method. Repairs and maintenance expenditures that do not extend original asset lives are charged to expense as incurred.

Property, plant, and equipment consisted of the following (in thousands):

	Useful Life	December 31, 2011	December 31, 2010
Building and improvements	25 – 30 years	$19,992.4	$6,091.9
Machinery and equipment	8 – 12 years	26,620.7	19,387.6
Lab equipment	5 – 7 years	2,267.2	716.2
Furniture and fixtures	5 – 12 years	779.0	392.5
Vehicles	8 years	388.6	273.9
Software	3 – 5 years	101.2	99.6
Leasehold improvements	2 – 3 years	2,780.8	2,109.8
Construction in progress		4,321.6	10,339.2
		57,251.5	39,410.7
Accumulated depreciation		(7,888.2)	(2,412.5)
		$49,363.3	$36,998.2

The Company’s results included depreciation expense of approximately $5,469,300 and $2,277,000 for the years ended December 31, 2011 and 2010, respectively.

Erye has substantially completed the construction of its new pharmaceutical manufacturing facility. The relocation has continued and new production lines have been completed and received cGMP certification. Erye has incurred approximately $39 million on the new facility. No depreciation is provided for construction-in-progress until such time the assets are completed and placed into service. Interest incurred during the period of construction, if material, is capitalized. The Company capitalized $384,300 and $391,500 of interest expense for the years ended December 31, 2011 and 2010, respectively.

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

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 — Summary of Significant Accounting Policies  – (continued)

Income Taxes:  The Company recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company continues to evaluate the accounting for uncertainty in tax positions. The guidance requires companies to recognize in their financial statements the impact of a tax position if the position is more likely than not of being sustained on audit. The position ascertained inherently requires judgment and estimates by management. As of December 31, 2011, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

The Company classifies taxes related to withholding taxes paid on dividends declared by Erye to the Company that are reinvested into Erye as general and administrative expense.

The Company recognizes interest and penalties as a component of income tax expense. Interest and penalties recognized for the year ended December 31, 2011 and 2010 were $0 and $251,800, respectively.

Comprehensive Income (Loss):  The accumulated other comprehensive income (loss) balance at December 31, 2011 and December 31, 2010 in the amount of $4,152,300 and $2,779,100, respectively, is comprised entirely of foreign currency translation adjustments. Comprehensive loss for the years ended December 31, 2011 and 2010 was as follows (in thousands):

	Years Ended December 31,
	2011	2010
Net loss	$(56,582.9)	$(19,397.0)
Other comprehensive (loss)/income
Foreign currency translation	2,597.0	2,835.6
Total other comprehensive (loss)/income	2,597.0	2,835.6
Comprehensive (loss)	(53,985.9)	(16,561.4)
Comprehensive (loss)/income attributable to noncontrolling interests	(8,224.7)	5,264.6
Comprehensive loss attributable to NeoStem, Inc.	$(45,761.2)	$(21,826.0)

Recognizing and Measuring Assets Acquired and Liabilities Assumed in Business Combinations at Fair Value

We account for acquired businesses using the purchase method of accounting, which requires that assets acquired and liabilities assumed be recorded at date of acquisition at their respective fair values. The consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition. The fair value of the consideration paid, including contingent consideration, is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Beginning in 2009, amounts allocated to IPR&D are included on the balance sheet (refer to discussion above in “Goodwill and Intangible Assets with Indefinite Lives”). Intangible assets, including IPR&D assets upon successful completion of the project and approval of the product, are amortized on a straight-line basis to amortization expense over the expected life of the asset. Significant judgments are used in determining the estimated fair values assigned to the assets acquired and liabilities assumed and in determining estimates of useful lives of long-lived assets. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future net cash flows, estimates of appropriate discount rates used to present value expected future net cash flow streams, the timing of approvals for IPR&D projects and the timing of related product launch dates, the assessment of each asset’s life cycle, the impact of competitive trends on each asset’s life cycle and other factors. These judgments can materially impact the estimates used to allocate

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 — Summary of Significant Accounting Policies  – (continued)

acquisition date fair values to assets acquired and liabilities assumed and the resulting timing and amount of amounts charged to, or recognized in current and future operating results. For these and other reasons, actual results may vary significantly from estimated results.

The Company determines the acquisition date fair value of contingent consideration obligations based on a probability-weighted income approach derived from revenue estimates, post-tax gross profit levels and a probability assessment with respect to the likelihood of achieving contingent obligations including contingent payments such as milestone obligations, royalty obligations and contract earn-out criteria, where applicable. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The resultant probability-weighted cash flows are discounted using an appropriate effective annual interest rate. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value will be reflected as income or expense in our consolidated statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Adverse changes in assumptions utilized in our contingent consideration fair value estimates could result in an increase in our contingent consideration obligation and a corresponding charge to operating income.

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

The Company reviews goodwill and indefinite-lived intangible assets at least annually for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company tests its goodwill and indefinite-lived intangible assets for its Cell Therapy — United States, and its Pharmaceutical Manufacturing — China reporting units on October 31. The Company reviews the carrying value of goodwill and indefinite-lived intangible assets utilizing a discounted cash flow model, and, where appropriate, a market value approach is also utilized to supplement the discounted cash flow model. The Company makes assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s estimated fair value. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges.

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

Loss Per Share:  Basic loss per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net loss attributable to common shareholders by the weighted average shares outstanding during the period. Diluted loss per share, which is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented as such potentially dilutive securities are anti-dilutive in all periods presented. For the years ended December 31, 2011 and 2010, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of loss per share. At December 31, 2011 and 2010, the Company excluded the following potentially dilutive securities:

	December 31,
	2011	2010
Stock Options	17,143,505	13,032,214
Warrants	37,389,825	21,843,507
Series E Preferred Stock, Common stock equivalents	3,989,669	5,289,948
Restricted Shares	976,668	51,666

Revenue Recognition:

Prescription drugs and intermediary pharmaceutical products:  The Company recognizes revenue from pharmaceutical and pharmaceutical intermediary products sales when title has passed, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable, and the collection of the related receivable is reasonably assured which is generally at the time of delivery.

Stem cell related service revenues:  The Company recognizes revenue for its cell development and manufacturing services based on the terms of individual contracts. Cell development services generally contain multiple stages, which the Company evaluates for multiple elements. Each stage does not have stand-alone value and are dependent upon one another; therefore the Company recognizes revenue on a completed contract basis. Manufacturing services represent separate and distinct arrangements, and the Company is paid for time and materials or for fixed monthly amounts and revenue is recognized when efforts are expended or contractual terms have been met. The Company separately charges the customers for reimbursable expenses

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 — Summary of Significant Accounting Policies  – (continued)

that are specified in each contract. On a monthly basis, the Company bills customers for reimbursable expenses and immediately recognizes reimbursement revenue, as the revenue is deemed earned as reimbursable expenses are incurred.

The Company recognizes revenue related to the collection and cryopreservation of cord blood and autologous adult stem cells when the cryopreservation process is completed which is approximately twenty four hours after cells have been collected. Revenue related to advance payments of storage fees is recognized ratably over the period covered by the advance payments.

Revenues for the years ended December 31, 2011 and 2010 were comprised of the following (in thousands):

	Years Ended December 31,
	2011	2010
Revenues
Prescription drugs and intermediary pharmaceutical products	$63,393.6	$69,584.3
Stem cell related service revenues	7,729.6	237.0
Stem cell related services – reimbursed expenses	2,594.8	—
	$73,718.0	$69,821.3

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

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 — Summary of Significant Accounting Policies  – (continued)

The Company determined the fair value of funds invested in short term investments, which are considered trading securities, to be level 1 inputs measured by quoted prices of the securities in active markets. The Company determined the fair value of funds invested in money market funds to be level 1. The Company determined the fair value of the embedded derivative liabilities and warrant derivative liabilities to be level 3 inputs. These inputs require material subjectivity because value is derived through the use of a lattice model that values the derivatives based on probability weighted discounted cash flows. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011, and December 31, 2010 (in thousands):

	December 31, 2011
	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Money market investments	$2,497.4	$—	$—
Short term investments	0.6	—	—
Embedded derivative liabilities	—	—	391.7
Warrant derivative liabilities	—	—	82.7
Contingent consideration	—	—	3,130.0

	December 31, 2010
	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Money market investments	$—	$2,501.0	$—
Short term investments	0.5	—	—
Embedded derivative liabilities	—	—	2,281.8
Warrant derivative liabilities	—	—	289.6

Subsequent to December 31, 2010 the Company reevaluated the characteristics of the money market savings account, currently recorded as other assets, and determined it is not tied to underlying securities and has been reclassified to level 1.

The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on our own assumptions. Changes in the fair value of the contingent consideration obligations are recorded in our consolidated statement of operations. Contingent consideration was recognized on October 17, 2011 in connection with the Amorcyte merger. See Note 4. There were no changes in contingent consideration fair value as of December 31, 2011.

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the years ended December 31, 2011 and 2010 by type of instrument (in thousands):

	Embedded Derivatives	Warrants
Beginning liability balance, December 31, 2009	$—	$36.0
Convertible redeemable Series E preferred stock and warrants issued	2,131.1	266.0
Change in fair value recorded in earnings	150.7	(12.4)
Ending liability balance, December 31, 2010	$2,281.8	$289.6
Change in fair value recorded in earnings	(1,890.1)	(206.9)
Ending liability balance, December 31, 2011	$391.7	$82.7

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) and amounted to $4,152,300 and $2,779,100 as of December 31, 2011 and December 31, 2010, respectively.

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

The general reserve is used to offset extraordinary losses. Subject to approval by the relevant authorities, a subsidiary may, upon a resolution passed by the shareholders, convert the general reserve into registered capital provided that the remaining general reserve after the conversion shall be at least 25% of the registered capital of the subsidiary before the capital increase as a result of the conversion. The staff welfare and bonus reserve is used for the collective welfare of the employees of the subsidiary. The enterprise expansion reserve is for the expansion of the subsidiary’s operations and can also be converted to registered capital upon a resolution passed by the shareholders subject to approval by the relevant authorities. These reserves represent appropriations of the retained earnings determined in accordance with Chinese law, and are not distributable as cash dividends to the parent company, NeoStem. Statutory reserves are $2,488,000 and $2,234,600 as of December 31, 2011 and December 31, 2010, respectively.

Relevant PRC statutory laws and regulations permit payment of dividends by the Company’s PRC subsidiaries only out of their accumulated earnings, if any, as determined in accordance with PRC accounting standards and regulations. As a result of these PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets either in the form of dividends, loans or advances. The restricted amount was $185,000 at December 31, 2011 and $214,200 at December 31, 2010.

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3 — Recently Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, Testing Goodwill for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. An entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The Company adopted this update in the fourth quarter of fiscal year 2011, and the adoption of this update did not have an impact on its consolidated results of operations and financial condition.

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

Note 4 — Acquisitions

Amorcyte Acquisition

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

The Contingent Shares will be issued to the former Amorcyte stockholders only if certain business milestones are achieved, as follows:

•	One-third of the Contingent Shares (1,364,256 shares) will be issued upon (a) the completion of Phase 2 clinical trial for Amorcyte’s product candidate AMR-001 and (b) issuance of a statistically significant analysis demonstrating satisfaction of the primary clinical end points from the Phase 2 clinical trial, which primary clinical endpoints are described in the Phase 2 clinical trial protocol submitted by Amorcyte to the FDA on July 5, 2011.
•	One-third of the Contingent Shares will be issued following a Type B End of Phase 2/Pre-Phase 3 meeting with the FDA wherein AMR-001 is acknowledged in writing by the FDA to be ready for Phase 3.
•	The remaining one-third of the Contingent Shares will be issued upon the first dosing of the first patient in the pivotal Phase 3 clinical study for AMR-001.

The merger consideration described above will be distributed to Amorcyte’s former securityholders consistent with applicable liquidation preferences contained in Amorcyte’s governing documents, all in accordance with the Amorcyte Merger Agreement.

The fair value of the net assets acquired in the Amorcyte Merger was $4,378,900. The fair value of the consideration paid by NeoStem was valued at $8,483,400, resulting in the recognition of goodwill in the amount of $4,104,500. The consideration paid was comprised of equity issued and the earn out payments. The fair value of the equities issued by NeoStem included 5,843,483 shares of NeoStem Common stock valued at

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 — Acquisitions  – (continued)

$3,739,800, the right to receive 4,092,768 shares of NeoStem Common Stock valued at $940,000, and NeoStem warrants to purchase up to 1,881,008 shares valued at $673,600. The right to receive NeoStem Common Stock and warrants is contingent upon the accomplishment of a certain milestones. Such contingent consideration has been classified as equity and will not be subject to remeasurement. The fair value of the earn out payments was valued at $3,130,000. The earn out is contingent upon future net sales upon the first commercial sale of AMR-001. Such contingent consideration has been classified as a liability and will be subject to remeasurement. The contingent consideration is based on earn out payments equal to 10% of the net sales of Amorcyte’s lead product candidate AMR-001 (in the event of and following the date of first commercial sale of AMR-001). The Company will be entitled to recover direct out-of-pocket clinical development costs not previously paid or reimbursed and any costs, expenses, liabilities and settlement amounts arising out of claims of patent infringement or otherwise challenging Amorcyte’s right to use intellectual property, by reducing any earn out payments due by 50% until such costs have been recouped in full (the “Earn Out Payments”). There were no changes in contingent consideration fair value as of December 31, 2011.

The preliminary fair value of assets acquired and liabilities assumed on October 17, 2011 is as follows (in thousands):

Cash	$92.9
Prepaid Expenses	178.2
In Process R&D	9,400.0
Goodwill	4,104.5
Accounts Payable & Accrued Liabilities	1,177.1
Deferred Tax Liability	3,774.7
Amount Due Related Party	340.4

The total cost of the acquisition, which is still preliminary, has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition. The final allocation is pending the receipt of this valuation work and the completion of the Company’s internal review, which is expected during fiscal 2012.

For the period since the acquisition (October 17 – December 31, 2011), NeoStem recorded a net loss of approximately $854,100 or $0.01 basic and diluted loss per share attributable to Amorcyte.

PCT Acquisition

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

The fair value of the net assets acquired in the PCT Merger was $10,186,500. The fair value of the equity issued as consideration by NeoStem was valued at $17,200,000 resulting in the recognition of goodwill in the amount of $7,013,500. The fair value of the equities issued by NeoStem included 10,600,000 shares of NeoStem Common stock valued at $15,900,000 and NeoStem warrants to purchase up to 3,000,000 shares valued at $1,300,000. A portion of the consideration paid is contingent upon the accomplishment of a certain milestone for the $7.00 Warrants. Such contingent consideration totaled $70,000, and was determined using a Black-Scholes valuation and probability of success factor, and has been classified as equity and will not be subject to remeasurement. The goodwill that has been created by this acquisition is reflective of values and opportunities of utilizing PCT’s cell collection, processing and storage (cell banking) resources and production capacities, as mentioned above.

The fair value of assets acquired and liabilities assumed on January 19, 2011 is as follows (in thousands):

Cash	$227.9
Accounts Receivable	451.4
Other Current Assets	166.2
Property, Plant & Equipment	11,755.0
Intangibles	5,700.0
Goodwill	7,013.5
Other Assets	581.9
Accounts Payable	1,370.9
Other Liabilities	540.5
Amount Due Related Party	3,000.0
Mortgages Payable	3,784.6

For the period since the acquisition (January 19-December 31, 2011), NeoStem recorded $9,685,400 in revenues and a net loss of approximately $3,699,400 or $0.04 basic and diluted loss per share attributable to PCT.

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 — Acquisitions  – (continued)

Amorcyte and PCT Combined Pro Forma Financial Information

The following supplemental table presents unaudited consolidated pro forma financial information as if the closing of the acquisitions of Amorcyte and PCT had occurred on January 1, 2010 (in thousands, except per share amounts):

	Year Ended December 31,		Year Ended December 31,
	2011	2011	2010	2010
	(As Reported)	(Pro Forma)	(As Reported)	(Pro Forma)
Revenues	$73,718	$73,990	$69,821	$82,189
Cost of revenues	55,974	56,249	49,668	58,407
Gross profit	17,744	17,741	20,153	23,782
Research and development	11,003	11,246	7,685	7,881
Selling, general, and administrative	41,845	43,631	30,789	37,832
Goodwill impairment	19,433	19,433	558	558
Operating loss	(54,537)	(56,569)	(18,878)	(22,488)
Other income (expense), net	(1,653)	(1,640)	32	(375)
Loss from operations before provision for income taxes and noncontrolling interests	(56,190)	(58,209)	(18,846)	(22,863)
Provision for income taxes	393	393	551	551
Net loss	(56,583)	(58,602)	(19,397)	(23,414)
Less – net income attributable to noncontrolling interests	(9,448)	(9,448)	3,909	3,909
Preferred dividends	640	640	238	238
Net loss attributable to NeoStem, Inc. common shareholders	$(47,775)	$(49,794)	$(23,544)	$(27,561)
Basic and diluted loss per share	$(0.54)	$(0.53)	$(0.46)	$(0.40)
Weighted average common shares outstanding	88,599	93,794	51,632	68,075

The unaudited supplemental pro forma financial information should not be considered indicative of the results that would have occurred if the acquisitions of Amorcyte and PCT had been consummated on January 1, 2010, nor are they indicative of future results.

Athelos

Athelos Corporation (“Athelos”) is a subsidiary of PCT pursuing the development of T regulatory cells (TRegs) as a therapeutic to treat disorders of the immune system. Pursuant to a Stock Purchase and Assignment Agreement dated March 28, 2011, Athelos issued approximately 20% of its shares to Becton Dickinson and Company (“BD”) in exchange for the rights to certain intellectual property relating to TRegs that BD owned pursuant to a license agreement between the University of Pennsylvania (“Penn”) and BD dated September 28, 2005 (the “Penn License”), and a license agreement between ExCell Therapeutics, LLC and BD dated September 16, 2005, as amended August 31, 2007 (the “ExCell License”). Pursuant to a Stock Purchase and Assignment Agreement dated March 28, 2011, Athelos took assignment from BD of its rights and obligations under the Penn License and the ExCell License, including, among other things, obligations to pay royalties on net sales of licensed products, maintenance fees and milestones on initiation of clinical trial stages, license application filings and regulatory approvals. As expressly anticipated by the parties, Athelos replaced the assignment of the Penn License with two new direct licenses: The Amended and Restated Patent License Agreement between Penn and Athelos dated September 12, 2011, and the Patent

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 — Acquisitions  – (continued)

License Agreement between Penn, Athelos and the University of Minnesota dated September 12, 2011. Pursuant to the Stockholders’ Agreement dated March 28, 2011, Athelos, PCT and BD have agreed, that, among other things, BD will have certain anti-dilution protection for the first $5 million of new investment in Athelos and certain board of directors’ observer rights. BD has assigned to Athelos, and Athelos assumed, all rights, title, interest and obligations of BD under a consulting agreement dated as of September 16, 2005 between David Horwitz, M.D. and BD, to be paid retroactively beginning as of January 1, 2011, for services rendered in advancing the Athelos TReg research and development platform. PCT had preliminarily valued BD’s share of the contributed intellectual properties in the quarter ended March 31, 2011 at $927,000. The acquisition of contributed intellectual properties did not qualify as a business combination, did not reach technological feasibility, and did not have any future alternative use. As a result, the Company characterized this acquired intangible asset as in-process research and development as expense within research and development expense.

In the quarter ended September 30, 2011, PCT finalized its valuation of the intellectual properties received, and revised the fair value to $1,150,000, which is recorded as expense within research and development expense for the year ended December 31, 2011.

Note 5 — Goodwill and Other Intangible Assets

As part of the Company’s annual impairment review as of December 31, 2011, a $19,432,700 goodwill impairment charge was recorded within the Company’s Pharmaceutical Manufacturing — China reportable segment due to lower than expected revenue and operating income growth. The Company estimated the fair value utilizing a discounted cash flow model.

As part of the Company’s annual impairment review as of December 31, 2010, a $558,200 goodwill impairment charge was recorded within the Company’s Cell Therapy — United States reportable segment due to lower than expected revenue and operating income growth of its adult stem cell banking area. The Company estimated the fair value utilizing a discounted cash flow model.

The changes in the carrying amount of goodwill, by reportable segment during 2011 and 2010 were as follows (in thousands):

	Cell Therapy — United States	Pharmaceutical Manufacturing — China	Total
Balance as of December 31, 2009	$558.2	$26,076.4	$26,634.6
Impairment	(558.2)	—	(558.2)
Foreign currency exchange rate changes	—	925.6	925.6
Balance as of December 31, 2010	—	27,002.0	27,002.0
Acquisitions*	11,117.8	—	11,117.8
Impairment		(19,432.7)	(19,432.7)
Foreign currency exchange rate changes	—	926.4	926.4
Balance as of December 31, 2011	$11,117.8	$8,495.7	$19,613.5

*	Approximately $7,013,300 associated with the PCT Merger, and $4,104,500 associated with Amorcyte merger

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 — Goodwill and Other Intangible Assets  – (continued)

As of December 31, 2011 and 2010, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

		December 31, 2011			December 31, 2010
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	10 Years	$19,373.8	$(4,076.1)	$15,297.7	$17,740.0	$(2,069.7)	$15,670.3
Manufacturing technology	10 Years	8,779.9	(1,368.9)	7,411.0	4,220.6	(492.4)	3,728.2
Tradename	10 Years	1,819.0	(296.9)	1,522.1	983.9	(114.7)	869.2
In process R&D	Indefinite	11,190.4	—	11,190.4	2,219.6	—	2,219.6
Standard operating procedures	10 Years	1,104.9	(239.4)	865.5	1,066.8	(124.5)	942.3
Lease rights	2 Years	846.4	(846.4)	—	817.2	(476.7)	340.5
VSEL patent rights	19 Years	669.0	(140.8)	528.2	669.0	(105.6)	563.4
Patents	8 Years	204.3	(86.8)	117.5	164.3	(31.2)	133.1
Total Intangible Assets		$43,987.7	$(7,055.3)	$36,932.4	$27,881.4	$(3,414.8)	$24,466.6

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

In connection with the acquisition of PCT, the following intangible assets were acquired (in thousands):

Customer list	$1,000.0
Manufacturing technology	3,900.0
Tradename	800.0
$5,700.0

In connection with the acquisition of Amorcyte, an In Process R&D intangible asset of $9,400,000 was recorded.

Total intangible amortization expense was classified in the operating expense categories for the periods included below as follows (in thousands):

	Years Ended December 31,
	2011	2010
Cost of revenue	$1,305.3	$912.5
Research and development	55.3	35.2
Selling, general and administrative	2,078.2	1,842.0
Total	$3,438.8	$2,789.7

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 — Goodwill and Other Intangible Assets  – (continued)

Estimated intangible amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

2012	$3,168.5
2013	3,168.5
2014	3,168.5
2015	3,168.5
2016	3,158.3
Thereafter	21,100.1
$36,932.4

Note 6 — Accrued Liabilities

Accrued liabilities were as follows (in thousands):

	December 31, 2011	December 31, 2010
VAT and other taxes	$710.1	$126.6
Customer Security Deposits	444.4	284.8
Salaries, employee benefits and related taxes	366.5	210.6
Amount due on patent infringement	—	758.5
Other	1,304.8	1,391.5
	$2,825.8	$2,772.0

Note 7 — Bank Loans, Notes Payable and Mortgages Payable

Bank Loans

In June 2011, Erye obtained a bank loan of approximately $1,571,200 from the Agricultural Bank of China according to People’s Bank benchmark interest rates and is due in June 2012.

In October 2011, Erye obtained a bank loan of approximately $8,641,600 from the CITIC Bank International according to People’s Bank benchmark interest rates with additional rate up to 10% and is due in October 2012.

In October 2011, Erye obtained a bank loan of approximately $1,571,200 from the China Merchants Bank according to People’s Bank benchmark interest rates with additional rate up to 10% and is due in July 2012.

In November 2011, Erye obtained a bank loan of approximately $3,928,000 from Commercial Bank of China according to People’s Bank benchmark interest rates and is due in November 2012.

Notes Payable

Erye had approximately $0 and $9,451,500 of notes payable outstanding as of December 31, 2011 and December 31, 2010, respectively. Notes are payable to the banks who issue bank notes to Erye’s creditors. Notes payable are interest free and usually mature after a three to six month period. In order to issue notes payable on behalf of Erye, the banks require collateral, such as cash deposits which are approximately 30% – 50% of notes to be issued, or properties owned by Erye. Restricted cash pledged as collateral for the balance of notes payable at December 31, 2011 and December 31, 2010, amounted to approximately $0 and $3,381,400, respectively. At December 31, 2010, the restricted cash amounted to 35.8% of the notes payable Erye issued, and the remainder of the notes payable is collateralized by pledging the land use right Erye owns, which amounted to approximately $4,807,800 at December 31, 2010.

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 — Bank Loans, Notes Payable and Mortgages Payable  – (continued)

The Company has financed certain insurance policies and has notes payable at December 31, 2011 of approximately $148,100 related to these policies. These notes require monthly payments and mature in less than one year.

Mortgages Payable

On October 31, 2007, PCT issued a note to borrow $3,120,000 (the “Note”) in connection with its $3,818,500 purchase of condominium units in an existing building in Allendale, New Jersey (the “Property”) that PCT uses as a laboratory and stem cell processing facility. The Note is payable in 239 consecutive monthly payments of principal and interest, based on a 20 year amortization schedule; and one final payment of all outstanding principal plus accrued interest then due. The current monthly installment is $20,766, which includes interest at an initial rate of 5.00%; the interest rate and monthly installments payments are subject to adjustment on October 1, 2017. On that date, upon prior written notice, the lender has the option to declare the entire outstanding principal balance, together with all outstanding interest, due and payable in full. The Note is secured by substantially all of the assets of PCT, including a first mortgage on the Property and assignment of an amount approximately equal to eighteen months debt service held in escrow. The Note matures on October 1, 2027 if not called by the lender on October 1, 2017. The note is subject to certain debt service coverage and total debt to tangible net worth financial covenant ratios measured semi-annually. PCT was not in compliance with such covenants at the measurement date of December 31, 2011, and obtained a covenant waiver letter from the lender for all periods through December 31, 2011. The outstanding balance was approximately $2,708,300 at December 31, 2011 of which $114,200 is payable within twelve months. On December 6, 2010 PCT Allendale, a wholly-owned subsidiary of PCT, entered into a note for a second mortgage in the amount of $1 million on the Allendale Property with TD Bank, N.A. This loan is guaranteed by PCT, DomaniCell (a wholly-owned subsidiary of PCT, now known as NeoStem Family Storage, LLC), Northern New Jersey Cancer Associates (“NNJCA”) and certain partners of NNJCA and is subject to a financial covenant starting December 31, 2011. PCT was not in compliance with such covenants at the measurement date of December 31, 2011, and obtained a covenant waiver letter from the lender for all periods through December 31, 2011. The loan is for 124 months at a fixed rate of 6% for the first 64 months. The loan is callable for a certain period prior to the interest reset date. The initial four months was interest only. The outstanding balance as of December 31, 2011 is $926,800 of which $76,000 is payable within twelve months. Both mortgages are classified as current liabilities as of December 31, 2011.

Note 8 — Preferred Stock

Convertible Redeemable Series E 7% Preferred Stock

On November 19, 2010, the Company sold 10,582,011 Preferred Offering Units consisting of (i) one share (“Preferred Share”) of Series E 7% Senior Convertible Preferred Stock, par value $0.01 per share, of the Company, (ii) a warrant to purchase 0.25 of a share of Common Stock (consisting of at issuance an aggregate of 1,322,486 warrants, adjusted to an aggregate of 1,452,925 as of December 31, 2011); and (iii) 0.0155 of a share of Common Stock (an aggregate of 164,418 shares). Each Preferred Offering Unit was priced at $0.945 and total gross and net proceeds received by the Company were $10,000,000 and $8,876,700, respectively.

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

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 — Preferred Stock  – (continued)

Monthly dividend and principal payments began on March 21, 2011 and continue on the 19th of each month thereafter with the final payment due on May 20, 2013. Payments can be made in cash or, upon notification to the holders, in shares of Company common stock, provided certain conditions are satisfied or holders of Preferred Shares agree to waive the conditions for that payment period. If the conditions are not satisfied, the Company must make payments in cash. Payments which are made in stock will be made in shares which are freely tradable. The price of the shares will be calculated based on 92% of the average of the lowest 5 days’ volume weighted average prices of the 20 trading days prior to the payment date, and the shares are delivered in tranches beginning in advance of the applicable payment date. As of December 31, 2011, the Company had issued 5,157,732 shares of Company common stock in payment of monthly dividends and principal, including required advanced payments.

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

Upon issuance, the Preferred Shares were convertible at an initial conversion price of $2.0004. The conversion price is subject to certain weighted average adjustments upon the occurrence of specific events, including stock dividends, stock splits, combinations and reclassifications of the Company’s common stock and if (with certain exceptions) the Company issues or sells any additional shares of common stock or common stock equivalents at a price per share less than the conversion price then in effect, or without consideration. As of December 31, 2011, the conversion price had been adjusted to $1.67.

An aggregate of $2,500,000 of the proceeds from the Preferred Offering was placed in escrow for a maximum of 2.5 years as security for the Company’s obligations relative to the Preferred Shares, and is included in other assets.

The characteristics of the Series E Preferred Stock: cumulative dividends, mandatory redemption, no voting rights, and callable by the Company, require that this instrument be treated as mezzanine equity. The Company bifurcated the fair value of the embedded conversion options and redemption options from the preferred stock since the conversion options and certain redemption options were determined to not be clearly and closely related to the Series E Preferred Stock. The Company recorded the fair value of the embedded conversion and redemption options as long-term derivative liabilities as the conversion price is not fixed and the forced redemption option contains substantial premiums over the stated dividend rate for the preferred stock. The Company also recorded the fair value of the warrants as a long-term derivative liability as the number of warrant shares and exercise price of the warrants is not fixed. The Series E Preferred Stock was discounted by the fair value of the derivatives liabilities. The fair value of the preferred stock (net of issuance costs and discounts), the embedded derivatives, and warrant derivative were approximately $4,811,326, $391,733 and $82,730, respectively, as of December 31, 2011. The Company will report changes in the fair value of the embedded derivatives and warrant derivative in earnings within other income (expense), net. The discount and issuance costs on the preferred stock will be amortized through May 20, 2013 using the effective interest method and will be reflected within interest expense. For the twelve months ended December 31, 2011, the Company recorded a decrease in the fair value of the embedded derivatives of approximately $1,890,000 and a decrease in the warrant derivative of approximately $192,600.

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 — Shareholders’ Equity

Common Stock:

The authorized common stock of the Company is 500 million shares, par value $0.001 per share.

The Company raised an aggregate of approximately $6.3 million in a series of private placements consummated from March 2011 to July 2011 pursuant to which 18 persons and entities acquired an aggregate of 4,938,125 shares of Common Stock (purchase price of $1.28 per share). The investors included Steven. S. Myers (one of the Company’s directors) (who purchased 390,625 shares) and Dr. Andrew L. Pecora (the Chief Medical Officer of the Company’s subsidiary PCT, who is now the Chief Medical Officer and a director of NeoStem, and the Chief Scientific Officer of Amorcyte) (who purchased 78,125 shares).

On July 22, 2011, the Company completed an underwritten offering of 13,750,000 units at a purchase price of $1.20 per unit, with each unit consisting of one share of Common Stock and a five year warrant to purchase 0.75 of a share of Common Stock at an exercise price of $1.45 per share (the “Offering”). The Company sold securities in the Offering under the Company’s previously filed shelf registration statement on Form S-3 (333-173855), which was declared effective by the Securities and Exchange Commission on June 13, 2011. Lazard Capital Markets LLC (“Lazard”) and JMP Securities LLC (“JMP”) acted as representatives of the underwriters named in an Underwriting Agreement, dated as of July 19, 2011, by and among the Company, Lazard, JMP and such underwriters. The Company received gross proceeds of $16,500,000, prior to deducting underwriting discounts and offering expenses payable by the Company, for net proceeds of approximately $14,847,000.

On September 28, 2011, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provides that, subject to certain terms and conditions, Aspire Capital is committed to purchase up to an aggregate of $20.0 million worth of shares of the Company’s common stock over the 24-month term of the Purchase Agreement. At the Company’s discretion, it may present Aspire Capital with purchase notices under the Purchase Agreement from time to time, to purchase the Company’s Common Stock, provided certain price and other requirements are met. The purchase price for the shares of stock will be based upon one of two formulas set forth in the Purchase Agreement depending on the type of purchase notice we submit to Aspire Capital from time to time, and will be based on market prices of the Company’s common stock (in the case of regular purchases) or a discount of 5% applied to volume weighted average prices (in the case of VWAP purchases), in each case as determined by parameters defined in the agreement. The Company and Aspire Capital shall not effect any sales under the Purchase Agreement on any date where the closing sales price is less than 75% of the closing sales price on the business day immediately preceding the date of the Purchase Agreement. The Company’s net proceeds will depend on the purchase price and the frequency of the Company’s sales of shares to Aspire Capital; provided, however, that the maximum aggregate proceeds from sales of shares is $20.0 million. As of December 31, 2011, the maximum number of shares that may be sold may not exceed 18,747,906 shares unless shareholder approval is obtained. On February 17, 2012, the maximum number of shares that may be sold had been reduced to 15,282,502 pursuant to rules of the NYSE Amex. The Company’s delivery of purchase notices will be made subject to market conditions, in light of the Company’s capital needs from time to time and under the limitations contained in the Purchase Agreement. As consideration for entering into the Purchase Agreement, effective September 30, 2011, we issued 990,099 shares of our Common Stock to Aspire Capital (the “Commitment Shares”). The issuance of shares of common stock to Aspire Capital pursuant to the Purchase Agreement, including the Commitment Shares, and the sale of those shares from time to time by Aspire Capital to the public, are covered by an effective shelf registration statement on Form S-3.

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

On May 19, 2010, the Company entered into a Common Stock Purchase Agreement with Commerce Court Small Cap Value Fund, Ltd., which provided that, subject to certain terms and conditions, Commerce Court is committed to purchase up to $20,000,000 worth of shares of the Company’s common stock over a term of approximately 24 months. The Purchase Agreement provided that at the Company’s discretion, it may present Commerce Court with draw down notices under this $20 million equity line of credit arrangement from time to time, to purchase the Company’s Common Stock, provided certain price requirements are met and limited to 2.5% of the Company’s market capitalization at the time of such draw down, which may be waived or modified. The per share purchase price for these shares will equal the daily volume weighted average price of the Company’s common stock on each date during the draw down period on which shares are purchased, less a discount of 5.0%. The Purchase Agreement also provided that the Company in its sole discretion may grant Commerce Court the right to exercise one or more options to purchase additional shares of Common Stock during each draw down period at a price which would be based on a discount calculated in the same manner as it is calculated in the draw down notice. The issuance of shares of common stock to Commerce Court pursuant to the Purchase Agreement, and the sale of those shares from time to time by Commerce Court to the public, were covered by an effective registration statement on Form S-3 filed with the SEC. On September 28, 2011, the Company gave notice to Commerce Court of termination of the Purchase Agreement.

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

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 — Shareholders’ Equity  – (continued)

Warrants

The Company has issued common stock purchase warrants from time to time to investors in private placements and public offerings, and to certain vendors, underwriters, placement agents and consultants of the Company. A total of 37,389,825 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of December 31, 2011 at prices ranging from $0.56 to $7.00 and expiring through October 2018.

During the years ended December 31, 2011 and 2010, the Company issued warrants for services as follows ($ in thousands, except share data):

	Years Ended December 31,
	2011	2010
Number of Common Stock Purchase Warrants Issued	670,000	627,000
Value of Common Stock Purchase Warrants Issued	$495.1	$772.2

The weighted average estimated fair value of warrants issued for services in the years ended December 31, 2011 and 2010 was $0.74 and $1.23, respectively. The fair value of warrants at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of the Company’s stock. The expected term is based upon the contractual term of the warrants.

The range of assumptions made in calculating the fair values of warrants issued for services was as follows:

	Years Ended December 31,
	2011	2010
Expected term (in years)	3 to 5	3 to 5
Expected volatility	80% – 86%	86% – 124%
Expected dividend yield	0%	0%
Risk-free interest rate	0.78% – 2.19%	0.64% – 2.65%

Activity related to warrants outstanding for the years ended December 31, 2011 and 2010 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2009	19,838,802	3.00
Granted	5,792,896	1.99
Exercised	(2,025,000)	1.46
Expired	(1,613,191)	6.54
Cancelled	(150,000)	2.78
Balance at December 31, 2010	21,843,507	2.62
Granted	15,993,947	2.09
Exercised	—	—
Expired	(447,629)	6.18
Cancelled	—	—
Balance at December 31, 2011	37,389,825	$2.35	3.87	$—

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 — Shareholders’ Equity  – (continued)

At December 31, 2011, the outstanding warrants by range of exercise prices were as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.56 – $1.45	11,263,500	4.5	$1.42	10,805,500	4.5	$1.44
$1.46 – $2.10	7,933,635	4.0	1.75	7,933,635	4.0	1.75
$2.11 – $2.53	13,032,512	3.3	2.50	13,032,512	3.3	2.50
$2.54 – $5.99	2,929,928	4.5	3.73	2,929,928	4.5	3.73
$6.00 – $7.00	2,230,250	3.4	6.51	1,230,250	1.2	6.11
	37,389,825	3.9	$2.35	35,931,825	3.8	$2.24

The Company’s results include share-based compensation expense of approximately $282,200 and $474,900 for the years ended December 31, 2011 and 2010, respectively. The total fair value of shares vested for warrants issued for services during the years ended December 31, 2011 and 2010, was approximately $269,100 and $450,800, respectively. As of December 31, 2011, there was approximately $91,500 of total unrecognized service cost related to unvested warrants of which approximately $73,900 is related to warrants that vest over a weighted average life of 1.04 years. The remaining balance of unrecognized service cost of $17,600 is related to warrants that vest based on the accomplishment of business milestones as to which expense begins to be recognized when such milestones become probable of being achieved.

Options

The Company’s 2003 Equity Participation Plan (the “2003 Equity Plan”) permits the grant of share options and shares to its employees, directors, consultants and advisors for up to 2,500,000 shares of Common Stock as stock-based compensation. The 2009 Equity Compensation Plan (the “2009 Equity Plan”) makes up to 23,750,000 shares of Common Stock of the Company (as of December 31, 2011) available for issuance to employees, consultants, advisors and directors of the Company and its subsidiaries pursuant to incentive or non-statutory stock options, restricted and unrestricted stock awards and stock appreciation rights.

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

The 2009 Equity Plan was originally adopted by the shareholders of the Company on May 8, 2009. On October 29, 2009, the shareholders of the Company approved an amendment to the 2009 Equity Plan to increase the number of shares of common stock available for issuance thereunder from 3,800,000 to 9,750,000. At the 2010 Annual Meeting of Shareholders of the Company held on June 2, 2010, the shareholders approved an amendment to increase this number to 13,750,000. At a Special Meeting of Shareholders of the Company held on January 18, 2011, the shareholders approved an amendment to increase this number to 17,750,000. At the 2011 Annual Meeting of Shareholders of the Company held on October 14, 2011, the shareholders approved an amendment to increase this number to 23,750,000.

The 2003 Equity Plan and the 2009 Equity Plan are sometimes collectively referred to as the Company’s “U.S. Equity Plan.” The Company’s 2009 Non-U.S. Based Equity Compensation Plan (“Non-U.S. Plan”) makes up to 5,700,000 shares of Common Stock of the Company available for issuance. Persons eligible to receive restricted and unrestricted stock awards, options, stock appreciation rights or other awards under the Non-U.S. Plan are those service providers to the Company and its subsidiaries and affiliates providing services outside of the United States, including employees and consultants of the Company and its subsidiaries and

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 — Shareholders’ Equity  – (continued)

affiliates, who, in the opinion of the Compensation Committee, are in a position to contribute to the Company’s success. Options vest either on the date of grant, ratably over a period determined at time of grant, or upon the accomplishment of specified business milestones, and generally expire 3, 5 or 10 years from the grant date depending on the status of the recipient as a consultant, advisor, employee or director of the Company.

The Non-U.S. Plan was originally adopted by the shareholders of the Company on October 29, 2009. At the 2010 Annual Meeting of Shareholders of the Company held on June 2, 2010, the shareholders approved an amendment to increase the number of shares of common stock authorized for issuance thereunder from 4,700,000 to 8,700,000. Effective October 14, 2011, concurrent with shareholder approval to increase the number of shares of common stock authorized for issuance under the 2009 Equity Plan by 6,000,000, the Company’s Board of Directors authorized a decrease in the shares available for issuance under the Non-U.S. Plan from 8,700,000 to 5,700,000.

The Company’s results include share-based compensation expense of approximately $6,923,000 and $6,324,500 for the years ended December 31, 2011 and 2010, respectively. Options vesting on the accomplishment of business milestones will not be recognized for compensation purposes until such milestones are deemed probable of accomplishment. At December 31, 2011 there were options to purchase 605,000 shares outstanding that will vest upon the accomplishment of business milestones and will be accounted for as an operating expense when such business milestones are deemed probable of accomplishment.

On April 4, 2011, the Company entered into an amendment of its May 26, 2006 employment agreement with Dr. Robin L. Smith, pursuant to which, as previously amended (the “Agreement”), Dr. Smith serves as Chairman of the Board and Chief Executive Officer of the Company. Pursuant to the amendment, among other things, Dr. Smith was granted an option to purchase 1,500,000 shares of Common Stock at a per share exercise price equal to the closing price of the Common Stock on the date of the amendment, vesting as to 500,000 shares on each of the date of grant, December 31, 2011 and December 31, 2012, all other unvested options held by Dr. Smith were immediately vested, and any vested options previously or hereafter granted to Dr. Smith during the remainder of the term shall remain exercisable following termination of employment for the full option term until the expiration date. Pursuant to the modification on April 4, 2011 of Dr. Smith’s stock options, the Company recognized $722,900 of incremental compensation cost during the twelve months ended December 31, 2011.

The weighted average estimated fair value of stock options granted in the years ended December 31, 2011 and 2010 was $1.06 and $1.59, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of the Company’s stock. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees.

The range of assumptions made in calculating the fair values of options was as follows:

	Years Ended December 31,
	2011	2010
Expected term (in years)	3 to 10	2 to 10
Expected volatility	79% – 85%	86% – 122%
Expected dividend yield	0%	0%
Risk-free interest rate	0.40% – 3.45%	0.34% – 3.80%

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 — Shareholders’ Equity  – (continued)

Activity related to stock options outstanding under the U.S. Equity Plan was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2009	8,340,574	1.87
Granted	1,955,000	1.85
Exercised	(90,000)	1.56
Expired	—	—
Cancelled	(273,360)	1.86
Balance at December 31, 2010	9,932,214	1.87
Granted	8,047,600	1.48
Exercised	(5,000)	1.42
Expired	(850,523)	1.92
Cancelled	(2,080,786)	1.71
Balance at December 31, 2011	15,043,505	$1.68	7.3	$—

At December 31, 2011, the outstanding options under the U.S. Equity Plan by range of exercise prices were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.52 – $0.71	1,123,000	7.7	0.67	170,002	7.2	$0.69
$0.72 – $1.50	2,879,700	8.6	1.46	422,500	6.1	1.36
$1.51 – $1.80	6,629,000	7.9	1.71	4,826,252	7.8	1.71
$1.81 – $2.00	2,874,255	4.6	1.91	2,705,994	4.6	1.91
$2.01 – $15.00	1,537,550	7.0	2.29	1,430,883	6.9	2.30
	15,043,505	7.3	$1.68	9,555,631	6.7	$1.82

Activity related to stock options outstanding under the Non-U.S. Plan was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2009	1,650,000	2.04
Granted	2,000,000	2.01
Exercised	—	—
Expired	—	—
Cancelled	(550,000)	2.04
Balance at December 31, 2010	3,100,000	2.02
Granted	650,000	1.74
Exercised	—	—
Expired	(366,666)	2.04
Cancelled	(1,283,334)	2.00
Balance at December 31, 2011	2,100,000	$1.95	8.22	$—

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 — Shareholders’ Equity  – (continued)

At December 31, 2011, the outstanding options under the Non-U.S. Plan by range of exercise prices were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$1.42 – $1.70	700,000	8.7	$1.62	200,000	8.7	$1.65
$1.71 – $2.08	350,000	7.3	1.74	175,000	7.3	1.74
$2.09 – $2.22	650,000	8.1	2.16	250,000	8.2	2.16
$2.23 – $2.36	400,000	8.5	2.36	300,000	8.5	2.36
	2,100,000	8.2	$1.95	925,000	8.2	$2.04

The total fair value of shares vested during the years ended December 31, 2011 and 2010 was approximately $6,194,100 and $6,191,800, respectively.

As of December 31, 2011, there was approximately $4,034,900 of total unrecognized compensation costs related to unvested stock option awards of which approximately $3,995,600 is related to stock options that vest over a weighted average life of 1.82 years. The remaining balance of unrecognized compensation costs of $39,300 is related to stock options that vest based on the accomplishment of business milestones which expense begins to be recognized when such milestones become probable of being achieved.

Restricted Stock

During the years ended December 31, 2011 and 2010, the Company issued restricted stock for services as follows ($ in thousands, except share data):

	Years Ended December 31,
	2011	2010
Number of Restricted Stock Issued	3,467,451	338,599
Value of Restricted Stock Issued	$3,580.6	$569.5

The weighted average estimated fair value of restricted stock issued for services in the years ended December 31, 2011 and 2010 was $1.03 and $1.68, respectively. The fair value of the restricted stock was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock issuances are generally within one year. The Company’s results include share-based compensation expense of approximately $2,791,100 and $567,700, for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, there was approximately $339,400 of unrecognized service cost related to unvested restricted stock.

Share Remaining Under Equity Plans

The number of remaining shares authorized to be issued under the various equity plans are as follows:

	U.S. Equity Plan	Non-U.S. Plan
Shares Authorized for Issuance under 2003 Equity Plan	2,500,000	—
Shares Authorized for Issuance under 2009 Equity Plan	23,750,000	—
Shares Authorized for Issuance under Non-U.S. Plan	—	5,700,000
	26,250,000	5,700,000
Outstanding Options – U.S. Equity Plan	(15,043,505)
Exercised Options	(97,500)	—
Outstanding Options – Non-U.S. Plan		(2,100,000)
Restricted stock or equity grants issued under Equity Plans	(3,398,573)	(885,000)
Total common shares remaining to be issued under the Equity Plans	7,710,422	2,715,000

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 — Income Taxes

Loss from operations before income taxes and non-controlling interest is as follows (in thousands):

	Years Ended December 31,
	2011	2010
United States	$(35,310.4)	$(25,883.0)
Foreign	(20,879.7)	7,036.9
	$(56,190.1)	$(18,846.1)

The provision for income taxes was as follows (in thousands):

	Years Ended December 31,
	2011	2010
Current
US Federal	$—	$—
State and local	—	—
Foreign	1,080.8	1,381.6
	$1,080.8	$1,381.6
Deferred
US Federal	$—	$—
State and local	—	—
Foreign	(688.0)	(830.7)
	$(688.0)	$(830.7)
Total
US Federal	$—	$—
State and local	—	—
Foreign	392.8	550.9
	$392.8	$550.9

The provision for income taxes exceeds the amount of income tax benefit determined by applying the U.S. Federal statutory rate of 34% to income before income taxes as a result of the following:

	Years Ended December 31,
	2011	2010
U.S. Federal benefit at statutory rate	$(19,104.6)	$(6,407.7)
State and local benefit net of U.S. federal tax	(2,177.0)	(2,509.4)
Permanent non deductible expenses for U.S. taxes	6,661.9	1,838.1
Foreign tax rate differential on current income	1,879.2	(1,841.7)
Reduction in deferred tax assets primarily related to deductibility of certain share-based compensation	(72.4)	2,938.6
True-up of prior year net operating loss	1,367.3	(413.6)
Goodwill impairment	4,858.2	—
Foreign earnings not permanently reinvested	1,810.3	—
Effect of change in deferred tax rate	2,852.1	—
Writedown of net operating losses due to Section 382 limitations	—	1,932.6
Valuation allowance for deferred tax assets	2,317.8	5,014.0
Tax provision	$392.8	$550.9

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 — Income Taxes  – (continued)

Deferred income taxes at December 31, 2011 and 2010 consist of the following:

	December 31,
	2011	2010
Deferred Tax Assets:
Accumulated net operating losses (tax effected)	$17,816.7	$17,236.0
Deferred revenue	212.9	60.8
Contingent accounts payable	13.8	175.4
Share-based compensation	3,917.4	2,393.0
Damages for patent infringement	—	189.6
Write off of abandoned assets	351.6	169.7
Inventory reserve	(79.4)	17.1
Charitable contributions	408.2	176.0
Bad debt provision	149.2	65.8
Goodwill	—	164.0
Other	198.1	—
Deferred tax assets prior to tax credit carryovers	22,988.5	20,647.4
Deferred Tax Liabilities:
Accumulated depreciation	(155.1)	(80.0)
Intangible and indefinite lived assets	(8,735.2)	(5,857.4)
Foreign earnings not permanently reinvested	(2,138.5)	—
Lease rights	—	(85.1)
Land use rights	(745.1)	(735.5)
Deferred tax liabilities	(11,773.9)	(6,758.0)
	11,214.6	13,889.4
Valuation reserve	(20,702.9)	(20,081.0)
Net deferred tax liability	$(9,488.3)	$(6,191.6)

The Tax Reform Act of 1986 enacted a complex set of rules limiting the utilization of net operating loss carryforwards (“NOL”) to offset future taxable income following a corporate ownership change. The Company’s ability to utilize its NOL carryforwards is limited following a change in ownership in excess of fifty percentage points during any three-year period.

Since the year 2000, the Company has had several changes in ownership which has resulted in a limitation on the Company’s ability to apply net operating losses to future taxable income. As of December 31, 2011 the Company has lost $25,994,800 or $8,838,200 in tax benefits, of net operating losses applicable to Federal income taxes which expired due to these limitations and expiration of net operating loss carryforwards. At December 31, 2011, the Company had net operating loss carryforwards of approximately $47,427,300 applicable to future Federal income taxes. The tax loss carryforwards are subject to annual limitations and expire at various dates through 2030. The Company has recorded a full valuation allowance against its net deferred tax asset because it is more likely than not that such deferred tax assets will be realized.

The Company has provided deferred income taxes for the estimated U.S. federal and foreign income tax effects of earnings of subsidiaries expected to be distributed to the Company. Deferred income taxes have been provided on approximately $5,324,300 of undistributed earnings of certain foreign subsidiaries as such amounts are not considered to be permanently reinvested.

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 — Segment Information

The Company operates in three reportable segments: (i) Cell Therapy — United States: (ii) Regenerative Medicine — China; and (iii) Pharmaceutical Manufacturing — China. The Company’s operating businesses are organized based on the nature of markets and customers. The Company’s CEO, as chief operating decision maker, evaluates the results of operations along these reporting segments.

The Company’s financial information broken down by reportable segment was as follows (in thousands):

	Years Ended December 31,
	2011	2010
Revenues
Pharmaceutical Manufacturing — China (products)	$63,393.6	$69,584.3
Cell Therapy — United States (services)	10,050.1	181.1
Regenerative Medicine — China (services)	274.3	55.9
	$73,718.0	$69,821.3
Loss from operations
Pharmaceutical Manufacturing — China	$(17,198.2)	$8,475.9
Cell Therapy — United States	(13,046.7)	(9,690.4)
Regenerative Medicine — China	(2,590.4)	(1,427.1)
Corporate office	(21,701.8)	(16,236.7)
	$(54,537.1)	$(18,878.3)

	December 31, 2011	December 31, 2010
Total assets
Pharmaceutical Manufacturing — China	$106,284.8	$125,133.7
Cell Therapy — United States	40,653.1	1,241.2
Regenerative Medicine — China	1,793.5	5,032.9
Corporate office	6,596.4	11,616.9
	$155,327.8	$143,024.7

Note 12 — Related Party Transactions

At December 31, 2011 and 2010, Erye owed EET, the 49% shareholder of Erye, $20,862,700 and $8,301,400, respectively, which represents dividends paid and loaned back to Erye. At December 31, 2011 and 2010 the interest rate on this loan was 6.56% and 5.31%, respectively. In June 2011 Erye paid EET approximately $875,100 consisting of the net of the following: $1,115,000 of unpaid accrued interest at June 30, 2011, approximately $408,700 repayment of a non interest bearing loan due in 2011 and recovery of cash advances to EET of approximately $648,600. In December 2011 Erye paid EET approximately $125,100 of unpaid accrued interest with bank draft due in June 2012. In February 2010, Erye made an interest payment of approximately $198,500 to EET.

Pursuant to the terms and conditions of the October 2009 Erye Joint Venture Agreement, dividend distributions to EET and the Company’s subsidiary will be made in proportion to their respective ownership interests in Erye; provided, however, that for the three-year period commencing on the first day of the first fiscal quarter after the Joint Venture Agreement became effective distributions are made as follows: for undistributed profits generated subsequent to the acquisition date: (i) the 49% of undistributed profits (after tax) of the joint venture due EET will be distributed to EET and lent back to Erye to help finance costs in connection with its construction of and relocation to a new facility (to be repaid gradually after construction is completed); and (ii) of the net profit (after tax) of the joint venture due the Company, 45% will be provided to Erye as part of the new facility construction fund and will be characterized as additional paid-in capital for the

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 — Related Party Transactions  – (continued)

Company’s 51% interest in Erye, and 6% will be distributed to the Company. For undistributed profits generated prior to the acquisition date: (i) the 49% of undistributed profits (after tax) of the joint venture due EET will be distributed to EET and lent back to Erye to help finance costs in connection with its construction of and relocation to a new facility (to be repaid gradually after construction is completed); and (ii) of the net profit (after tax) of the joint venture due the Company, 51% will be provided to Erye as part of the new facility construction fund and will be characterized as additional paid-in capital for the Company’s 51% interest in Erye. It was contemplated by the Joint Venture Agreement that the construction would continue for three years. As such, 45% of the dividend we would be entitled to by reason of our 51% ownership would remain in Erye through 2012 to complete the construction while EET would loan back their dividend during the same period at a prevailing bank interest rate. Upon a liquidity event of Erye, as contemplated in the joint venture agreement, the Company will be entitled to the return of its dividend reinvestments to the extent of the proceeds generated by the liquidity event. Repayment of such loans from EET would occur gradually after the construction is completed. In January 2011, a dividend totaling approximately $13,671,100 based on earnings for Fiscal Year 2009 was declared and approximately $6,698,800 was distributed to EET and lent back to Erye and approximately $6,972,300 due the Company was reinvested and re-characterized as additional paid-in capital in the business. In April 2011, a dividend totaling $10,259,700 based on earnings for Fiscal Year 2010 was declared and approximately $5,027,300 was distributed to EET and lent back to Erye, and approximately $5,232,400 due the Company was reinvested and re-characterized as additional paid-in capital in the business. A 10% withholding tax was required on dividends payable to the Company. As a result, Erye withheld approximately $1,220,500 in taxes related to the Company’s Fiscal Year 2009 and 2010 dividend amounts, and such amount has been paid to the local Chinese tax authorities as of December 31, 2011.

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

In order to accelerate Amorcyte’s commencement of its Phase 2 clinical trial of AMR-001, NeoStem agreed to provide loans to Amorcyte prior to the closing of the Amorcyte Merger to be used in connection with the Phase 2 trial. Pursuant to a Loan Agreement entered into on September 9, 2011, NeoStem loaned Amorcyte prior to the closing of the Merger an aggregate of $338,500 which was applied towards the commencement of the Phase 2 trial.

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

During the year ended December 31, 2011, the Company contributed to The Stem for Life Foundation, a Pennsylvania nonprofit corporation classified as a tax-exempt organization under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended (the “Code”) and as a public charity under Section 509(a)(1) and 170(b)(1)(A)(vi) of the Code (the “Foundation”), whose mission is to promote public awareness, fund research and development and subsidize stem cell collection and storage programs, 407,600 shares of previously issued restricted common stock with a fair value of approximately $607,400. The contribution of such securities was subject to the approval of the Board of Directors and the Audit Committee. The Company’s CEO and Chairman is President and a Trustee of the Foundation, its General Counsel is Secretary and a Trustee of the Foundation and its Chief Financial Officer is Treasurer of the Foundation.

Note 13 — Commitments and Contingencies

The Company leases office and laboratory facilities and certain equipment under certain noncancelable operating leases that expire from time to time through 2017. A summary of future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year as of December 31, 2011 are as follows (in thousands):

Lease Commitments:

Years ended	Operating Leases
2012	1,407.8
2013	832.7
2014	563.6
2015	553.7
2016	563.9
Thereafter	293.2
Total minimum lease payments	$4,214.9

Expense incurred under operating leases was approximately $2,099,900 and $889,200, for the years ended December 2011 and 2010, respectively.

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

Chinese regulatory approvals — The Company has determined that it did not obtain all Chinese regulatory approvals (and associated registrations) required to reflect the legal title of its interest in Erye as being held by the proper entity within our group which is its current beneficial owner as that term is used under U.S. law. The Company believes it has now determined what governmental approvals (and associated registrations) will need to be issued by the Suzhou Municipal Bureau of Foreign Investment and Commerce and the Suzhou Administration for Industry and Commerce to remediate these deficiencies and the Company has had counsel in China prepare these filings. The Company’s management believes these regulatory deficiencies can be remediated and should not delay a possible divestiture of the Company’s interests in Erye that is currently under evaluation. However, the Company requires the cooperation of the officers of Erye, as to which no assurance can be given, and we could be compelled to seek to replace those officers or to commence legal action to obtain the required consents or otherwise move forward with requisite filings. In addition, even if the filings are made, no assurance can be given that any unremediated regulatory deficiencies would not have an adverse effect on the operating results and liquidity of Erye and the Company and will not impede or delay efforts to divest the Company’s interest in Erye. In addition, the remediation process is expected to trigger certain tax liabilities and penalties, however the ultimate liability will be based on future discussions with the relevant Chinese authorities. The Company cannot reasonably assess the exposure as of December 31, 2011.

Xiangbei Welman Pharmaceutical Co., Ltd. v Suzhou Erye Pharmaceutical Co., Ltd. and Hunan Weichu Pharmacy Co., Ltd. involves a patent infringement dispute with respect to a particular antibiotics complex manufactured by Erye (the “Product”).The Changsha Intermediate Court ruled in Welman’s favor at first and Erye appealed the judgment to the Hunan High Court. Meanwhile, the Supreme Court of PRC has recently rendered a final ruling that Welman is not entitled to the patent right disputed under the said case. On that basis, the Hunan High Court awarded on January 16, 2012 that Welman’s suit against Erye on that patent infringement is rejected. The initial judgment was rendered on May 13, 2010 in the amount of approximately 5 million RMB (approximately $778,500), which was fully accrued for at September 30, 2011 and reversed in the fourth quarter of 2011 based on these subsequent rulings.

In 2009, Welman brought a copyright infringement lawsuit against Erye claiming the package inserts with respect to the Product infringed upon their copyright. Erye was enjoined from copying and using the package inserts on the Product and selling the Product with the package inserts and Welman was awarded RMB 50,000. Erye has filed application for a retrial of the previous lawsuit brought by Welman to the Hunan High Court, and the said application has been accepted for filing by the court.

NEOSTEM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 — Commitments and Contingencies  – (continued)

In July 2011, a new copyright infringement lawsuit was brought by Welman against Erye claiming that Erye was not complying with the earlier judgment enjoining them from copying and using the package inserts for the Product. The Changsha Intermediate Court was applied to for property preservation and it issued a civil decision to freeze Erye’s bank deposit of up to RMB 50 million (approximately US $7.9 million), or to seal up or detain Erye’s other properties of equal value. As of December 31, 2011, approximately 15,656,000 RMB (approximately $2,460,000) of cash had been frozen in six Erye bank accounts, and is classified in Other Assets. Erye has contended that jurisdiction is not proper, and the case is now in review of the Hunan High Court.

A similar copyright infringement lawsuit was recently instituted by Welman against Erye in the Guangzhou Intermediate Court to (i) enjoin Erye from copying and using the package inserts from the Product and selling the drugs with the aforesaid package inserts; and (ii) award Welman economic losses of approximately RMB 2,000,000 (approximately US $320,000) against Erye and the case is being reviewed by the Court. Welman made an application for preliminary injunction to prohibit Erye from copying and using the package inserts from the Product and selling the drugs with the aforesaid package inserts and Welman’s application was denied by the Court on September 6, 2011. Welman subsequently obtained a preliminary injunction from a lower court Guangzhou Haizhu District Court on September 14, 2011. But on October 28, 2011, upon the appeal by Erye, the Haizhu District Court issued a decision withdrawing the preliminary injunction.

Amorcyte line of credit — On May 19, 2006, PCT entered into a line of credit agreement with Amorcyte Inc. (“Amorcyte”), an entity which was spun out of PCT in 2006, whereby PCT agreed to loan Amorcyte up to $500,000 at an annual interest rate of 5%. The line of credit agreement was a condition to Amorcyte closing a Series A Preferred Stock Financing completed during 2006. The Company has not loaned any amount to Amorcyte under this agreement through September 30, 2011. The line of credit agreement expires on the earlier of (i) the date on which the Company declares the outstanding principal and accrued interest due and payable based on an event of default as defined within the agreement, or (ii) the date of closing of the first debt or equity financing of Amorcyte following the initial borrowing of the principal. These events have not occurred to date. On October 17, 2011, the Company acquired Amorcyte pursuant to the Amorcyte Agreement and Plan of Merger, and this line of credit was cancelled. (See Note 4).

Note 14 — Subsequent Events

In February 2012, the Company raised an aggregate of $2.25 million in a private placement of common stock.

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

As of the end of the Company’s fourth fiscal quarter ended December 31, 2011 covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control — Integrated Framework and the material weakness described below, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2011.

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

The following material weakness has been identified by management in connection with its assessment as of December 31, 2011. The Company has determined the accounting staff at Eyre does not have sufficient qualified accounting and finance personnel which has resulted in the lack of appropriate segregation of duties in certain areas, appropriate detailed records for long term assets, knowledge of certain complex aspects of Chinese tax code and maintaining appropriate audit trails on certain transactions. During 2011, the Company took steps to strengthen Erye’s competency in the area of US GAAP, by hiring a director of international accounting with many years of US GAAP accounting and reporting experience, but now recognize that we need to do more to address the day to day needs of Erye’s accounting department. The Company intends to take further steps to add appropriate personnel to the Erye accounting department and also increase the number of qualified staff working in the department.

(c)  Attestation Report of Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

ITEM 9B. OTHER INFORMATION.

For information with respect to certain recent events involving issuances of equity in unregistered private transactions, see Note 14 — Subsequent Events — in our notes to our audited financial statements and Part II, Item 5.(a), Recent Sales of Unregistered Securities.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, to be filed not later than April 30, 2012 (120 days after the close of our fiscal year ended December 31, 2011).

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, to be filed not later than April 30, 2012 (120 days after the close of our fiscal year ended December 31, 2011).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, to be filed not later than April 30, 2012 (120 days after the close of our fiscal year ended December 31, 2011).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, to be filed not later than April 30, 2012 (120 days after the close of our fiscal year ended December 31, 2011).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, to be filed not later than April 30, 2012 (120 days after the close of our fiscal year ended December 31, 2011).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are being filed as part of this Report:

(a)(1) FINANCIAL STATEMENTS:

Reference is made to the Index to Financial Statements and Financial Statement Schedule on Page 104.

(a)(2) FINANCIAL STATEMENT SCHEDULE:

Reference is made to the Index to Financial Statements and Financial Statement Schedule on Page 104.

All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements or Notes thereto.

(a)(3) EXHIBITS:

Exhibit	Description	Reference
2.1	Agreement and Plan of Merger, dated as of July 13, 2011, by and among NeoStem, Inc., Amo Acquisition Company I, Inc., Amo Acquisition Company II, LLC and Amorcyte, Inc.(1)	2.1
2.2	Agreement and Plan of Merger, dated as of September 23, 2010, by and among NeoStem, Inc., NBS Acquisition Company LLC, and Progenitor Cell Therapy, LLC(2)	2.1
2.3	Agreement and Plan of Merger, dated as of November 2, 2008, by and among NeoStem, Inc., China Biopharmaceuticals Holdings, Inc., China Biopharmaceuticals Corp., and CBH Acquisition LLC, as amended by Amendment No. 1 dated as of July 1, 2009 and Amendment No. 2 dated as of August 27, 2009(3)	Annex A
3.1	Amended and Restated Certificate of Incorporation, as amended (as certified March 25, 2011)(4)	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on October 14, 2011(5)	3.2
3.3	Amended and Restated By-Laws dated August 31, 2006(4)	3.2
4.1	Form of Underwriters’ Warrant dated August 14, 2007(6)	10.2
4.2	Form of Underwriter Warrant Clarification Agreement among NeoStem, Inc. and certain members of its Underwriting Group(7)	10.4
4.3	Form of Class A Warrant Agreement and Certificate from August 2007(8)	4(b)
4.4	Form of Warrant Clarification Agreement between NeoStem, Inc. and Continental Stock Transfer and Trust Company(7)	10.3
4.5	Restated Warrant Agreement dated August 14, 2007(6)	10.1
4.6	Form of Warrant to Purchase Shares of Common Stock of Phase III Medical, Inc from June 2006(9)	10.3
4.7	Form of Phase III Medical, Inc. Warrant to Purchase Shares of Common Stock from July/August 2006(10)	10.3
4.8	Form of Redeemable Warrant to Purchase Shares of Common Stock of NeoStem, Inc. from January/February 2007(11)	10.2
4.9	Form of Non-Redeemable Warrant to Purchase Shares of Common Stock of NeoStem, Inc. from January/February 2007(11)	10.3
4.10	Form of Redeemable Warrant to Purchase Shares of Common Stock of NeoStem, Inc. issued to JFS Investments, Inc.(12)	4.15

Exhibit	Description	Reference
4.11	Redeemable Warrant to Purchase Shares of Common Stock of NeoStem, Inc. issued to Solutions in Marketing, Inc.(12)	4.16
4.12	Warrant to Purchase Shares of Common Stock of NeoStem, Inc. issued to Wall Street Communications Group, Inc.(12)	4.17
4.13	Form of Redeemable Service Provider Warrant(12)	4.19
4.14	Form of 2011 Redeemable Service Provider Warrant(12)	4.20
4.15	Form of Redeemable Service Provider Warrant with cashless exercise rights(12)	4.21
4.16	Form of 2010/2011 Redeemable Service Provider Warrant with cashless exercise rights(12)	4.22
4.17	Form of Redeemable Warrant to Purchase Shares of Common Stock of NeoStem, Inc. from May 2008(13)	10.2
4.18	Form of Redeemable Finder’s Warrant to Purchase Shares of Common Stock of NeoStem, Inc. from May 2008(12)	4.6
4.19	Form of Redeemable Warrant to Purchase Shares of Common Stock of NeoStem, Inc. issued to RimAsia Capital Partners L.P. in September 2008(14)	10.2
4.20	Letter Agreement dated December 18, 2008 between NeoStem, Inc. and RimAsia Capital Partners, L.P.(15)	4.1
4.21	Form of Warrant to Purchase Shares of Common Stock of NeoStem, Inc. from October 2008(15)	4.2
4.22	Form of Redeemable Warrant to Purchase Shares of Common Stock of NeoStem, Inc. from November 2008(15)	4.3
4.23	Specimen Certificate for Common Stock(16)	4.1
4.24	Form of Warrant issued in connection with April and July 2009 private placements(17)	4.2
4.25	Form of Common Stock Purchase Warrant from June 2010(18)	4.1
4.26	Form of Placement Agent Warrant from June 2010(18)	4.2
4.27	Amended and Restated Warrant, dated March 15, 2010, issued to RimAsia Capital Partners, L.P.(19)	4.1
4.28	Form of Warrant from the November 2010 Common Stock Offering(20)	4.1
4.29	Form of Warrant from the November 2010 Preferred Stock Offering(20)	4.2
4.30	Warrant Agreement, dated as of January 19, 2011, between NeoStem, Inc. and Continental Stock Transfer & Trust Company, with the forms of $3.00 Warrant, $5.00 Warrant and $7.00 Warrant attached thereto(21)	4.1
4.31	Warrant Agreement, dated as of July 22, 2011, between NeoStem, Inc. and Continental Stock Transfer & Trust Company, with the form of Series NA Warrant attached thereto(22)	4.1
4.32	Registration Rights Agreement, dated as of September 28, 2011, by and between NeoStem, Inc. and Aspire Capital Fund, LLC(23)	4.1
4.33	Warrant Agreement, dated as of October 17, 2011, between NeoStem, Inc. and Continental Stock Transfer & Trust Company, with the form of Global Series AMO Warrant attached thereto(5)	4.1
10.1	License Agreement between Stem Cell Technologies, Inc. and the University of Louisville Research Foundation, Inc.(24)	10.2
10.2	Amendment No. 1 to Exclusive License Agreement between Stem Cell Technologies, Inc. and the University of Louisville Research Foundation, Inc.(25)	10.2

Exhibit	Description	Reference
10.3	Amendment No. 2 to Exclusive License Agreement between University of Louisville Research Foundation, Inc. and Stem Cell Technologies, Inc.(26)	10.1
10.4	Sponsored Research Agreement between NeoStem, Inc. and the University of Louisville Research Foundation, Inc.(24)	10.3
10.5	Amendment No. 1 to Sponsored Research Agreement between NeoStem, Inc. and the University of Louisville Research Foundation, Inc.(25)	10.1
10.6	Stem Cell Collection Services Agreement dated December 15, 2006 between NeoStem and HemaCare Corporation(27)	10.1
10.7	Consigned Management and Technology Service Agreement dated June 1, 2009 among Qingdao Niao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Qingdao Niao Bio-Technology Ltd.(28)	10.1
10.8	Equity Pledge Agreement dated June 1, 2009 among Qingdao Niao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Qingdao Niao Bio-Technology Ltd.(28)	10.2
10.9	Exclusive Purchase Option Agreement dated June 1, 2009 among Qingdao Niao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Qingdao Niao Bio-Technology Ltd.(28)	10.3
10.10	Loan Agreement dated June 1, 2009 between NeoStem (China), Inc. and The Shareholder of Qingdao Niao Bio-Technology Ltd.(28)	10.4
10.11	Consigned Management and Technology Service Agreement dated June 1, 2009 among Beijing Ruijieao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Beijing Ruijieao Bio-Technology Ltd.(28)	10.5
10.12	Equity Pledge Agreement dated June 1, 2009 among Beijing Ruijieao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Beijing Ruijieao Bio-Technology Ltd.(28)	10.6
10.13	Exclusive Purchase Option Agreement dated June 1, 2009 among Beijing Ruijieao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Beijing Ruijieao Bio-Technology Ltd.(28)	10.7
10.14	Loan Agreement dated June 1, 2009 between NeoStem (China), Inc. and The Shareholder of Beijing Ruijieao Bio-Technology Ltd.(28)	10.8
10.15	Equity Pledge Agreement dated August 30, 2010 among Beijing Ruijieao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Beijing Ruijieao Bio-Technology Ltd.(29)	10(d)
10.16	Exclusive Purchase Option Agreement dated June 21, 2010 among Beijing Ruijieao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Beijing Ruijieao Bio-Technology Ltd.(29)	10(e)
10.17	Consigned Management and Technology Service Agreement dated June 21, 2010 among Beijing Ruijieao Bio-Technology Ltd., NeoStem (China), Inc. and The Shareholder of Beijing Ruijieao Bio-Technology Ltd.(29)	10(f)
10.18	Loan Transfer Agreement dated June 21, 2010 among NeoStem (China), Inc., the Shareholder of Beijing Ruijieao Bio-Technology Ltd. and Jianhua Sui(29)	10(g)
10.19	Consigned Management and Technology Service Agreement dated May 14, 2011 among Tianjin Niou Biotechnology Co., Ltd., NeoStem (China), Inc. and The Shareholder of Tianjin Niou Biotechnology Co., Ltd.(30)	10.5
10.20	Equity Pledge Agreement dated May 14, 2011 among Tianjin Niou Biotechnology Co., Ltd., NeoStem (China), Inc. and The Shareholder of Tianjin Niou Biotechnology Co., Ltd.(30)	10.6

Exhibit	Description	Reference
10.21	Exclusive Purchase Option Agreement dated May 14, 2011 among Tianjin Niou Biotechnology Co., Ltd., NeoStem (China), Inc. and The Shareholder of Tianjin Niou Biotechnology Co., Ltd.(30)	10.7
10.22	Loan Agreement dated May 14, 2011 between NeoStem (China), Inc. and The Shareholder of Tianjin Niou Biotechnology Co., Ltd.(30)	10.8
10.23	October 2009 English translation of Joint Venture Contract of Suzhou Erye Pharmaceutical Co., Ltd.(31)	10(www)
10.24	English Translation of Amendment Agreement to Joint Venture Contract of Suzhou Erye Pharmaceutical Co., Ltd. dated May 21, 2010 approved August 16, 2010(31)	10(c)
10.25	Network Agreement, dated June 15, 2009, between NeoStem, Inc. and Enhance BioMedical Holdings Limited(3)	10.1
10.26	Funding Agreement made as of July 1, 2009 by and between NeoStem, Inc., China Biopharmaceuticals Holdings, Inc., China Biopharmaceuticals Corp., and RimAsia Capital Partners L.P.(32)	10.2
10.27	Agreement among Progenitor Cell Therapy, LLC, NeoStem, Inc. and NeoStem (China), Inc. dated December 31, 2009(33)	10.1
10.28	Confidentiality Agreement dated as of April 30, 2010 between NeoStem, Inc. and Enhance BioMedical Holdings Limited(26)	10.3
10.29	Consulting Agreement, dated as of May 11, 2010 between NeoStem, Inc. and RimAsia Capital Partners, LP(26)	10.4
10.30	Form of Subscription Agreement from May 2008 among NeoStem, Inc. and certain investors listed therein(13)	10.1
10.31	Form of Subscription Agreement between NeoStem, Inc. and RimAsia Capital Partners, L.P. dated September 2, 2008(14)	10.1
10.32	Form of Subscription Agreement from October 2008 between NeoStem, Inc. and an investor listed therein(15)	10.1
10.33	Form of Subscription Agreement from November 2008 between NeoStem, Inc. and an investor listed therein(15)	10.2
10.34	Form of Subscription Agreement from the April 2009 private placement(17)	4.3
10.35	Form of Subscription Agreement with respect to private placement consummated on April 5, 2011(12)	4.13
10.36	Underwriting Agreement, dated as of February 11, 2010, between NeoStem, Inc. and Roth Capital Partners, LLC(34)	1.1
10.37	Common Stock Purchase Agreement dated as of May 19, 2010 by and between NeoStem, Inc. and Commerce Court Small Cap Value Fund, Ltd.(35)	10.1
10.38	Termination Notice dated September 28, 2011, given by NeoStem, Inc. to Commerce Court Small Cap Value Fund, Ltd.†	10.38
10.39	Placement Agent Agreement, dated June 24, 2010 between NeoStem, Inc. and Rodman & Renshaw(18)	1.1
10.40	Securities Purchase Agreement, dated as of June 25, 2010 between NeoStem, Inc. and certain purchasers(18)	10.1
10.41	Underwriting Agreement, dated November 16, 2010, by and between NeoStem, Inc. and Cowen and Company, LLC(20)	1.1
10.42	Placement Agent Agreement, dated November 16, 2010, by and between NeoStem, Inc. and Cowen and Company, LLC (as representative for the placement agents)(20)	1.2

Exhibit	Description	Reference
10.43	Securities Purchase Agreement, dated November 16, 2010, by and among NeoStem, Inc., JGB Management Inc. and certain Purchasers(20)	10.1
10.44	Underwriting Agreement, dated July 19, 2011, by and among NeoStem, Inc. and the underwriters named on Schedule I thereto(36)	1.1
10.45	Common Stock Purchase Agreement, dated as of September 28, 2011, by and between NeoStem, Inc. and Aspire Capital Fund, LLC(23)	10.1
10.46	Form of Subscription Agreement from February 2012 private placement.†	10.46
10.47	Escrow Agreement by and among NeoStem, Inc., JGB Management Inc., and Wells Fargo Bank, National Association(20)	10.2
10.48	Escrow Agreement, dated as of January 19, 2011, among NeoStem, Inc., Progenitor Cell Therapy, LLC, Andrew Pecora as PCT Representative and Continental Stock Transfer & Trust Company, as Escrow Agent(21)	10.4
10.49	Escrow Agreement, dated as of October 17, 2011, among NeoStem, Inc., Amorcyte, Inc., Paul J. Schmitt, as Amorcyte Representative, and Continental Stock Transfer & Trust Company, as Escrow Agent(5)	10.1
10.50	Form of Lock Up and Voting Agreement (NeoStem) dated November 2, 2008 by and between NeoStem, Inc., China BioPharmaceutical Holdings, Inc. and the individuals listed therein(15)	10.3
10.51	Form of Voting and Lock Up Agreement August/September 2010 by and between NeoStem, Inc. and the persons listed therein, with related Form of Amendment No. 1 to Voting and Lock-Up Agreement October 2010(29)	10(h)
10.52	Lease Modification Agreement dated April 13, 2009 between NeoStem, Inc. and SLG Graybar Sublease LLC and Original Agreement of Lease dated as of June 14, 2006, with related Consent and Assignment and Assumption Documents(37)	10.1
10.53	Commercial Lease dated as of September 1, 2009 between NeoStem, Inc. and Rivertech Associates II, LLC, c/o The Abbey Group(38)	10(www)
10.54	Sublease dated as of May 5, 2011 between NeoStem, Inc. and Seaside Therapeutics(30)	10.1
10.55	English translations of Supplemental Lease Agreement (Assignment) dated as of February 20, 2010 among NeoStem (China), Inc., Qingdao Niao Bio-Technology Company and Beijing Zhongguancun Life Science Park Development Co., Ltd. and related House Lease Agreement dated May 12, 2009 between Qingdao Niao Bio-Technology Company and Beijing Zhongguancun Life Science Park Development Co., Ltd.(26)	10.2
10.56	Lease dated September 1, 2005 between Vanni Business Park, LLC and Progenitor Cell Therapy, LLC, as amended by First Amendment of Lease effective as of July 1, 2006(4)	10.48
10.57	Second Amendment of Lease, executed July 11, 2011 and effective July 1, 2011, by and between Vanni Business Park, LLC and Progenitor Cell Therapy, LLC(1)	10.1
10.58	Guaranty of Lease, executed July 11, 20911 and effective as of July 1, 2011, by NeoStem, Inc. for the benefit of Vanni Business Park, LLC(1)	10.2
10.59	Bond Agreement dated as of October 1, 2007 by and among the New Jersey Economic Development Authority, PCT Allendale, LLC and Commerce Bank/North(4)	10.49
10.60	Note dated October 31, 2007, made by PCT Allendale, LLC in favor of the New Jersey Economic Development Authority(4)	10.50

Exhibit	Description	Reference
10.61	Mortgage and Security Agreement from PCT Allendale, LLC to New Jersey Economic Development Authority and Commerce Bank/North, dated October 31, 2007(4)	10.51
10.62	Mortgage Loan Note dated November 30, 2010, made by PCT Allendale, LLC in favor of TD Bank, N.A.(4)	10.52
10.63	Mortgage, Security Agreement and Fixture Filing made as of the 30th day of November, 2010, between PCT Allendale, LLC and TD Bank, N.A.(4)	10.53
10.64	Stock Purchase and Assignment Agreement dated March 28, 2011, by and among Progenitor Cell Therapy, LLC, Athelos Corporation and Becton Dickinson and Company(30)	10.3
10.65	Stockholders’ Agreement dated March 28, 2011, by and among Progenitor Cell Therapy, LLC, Athelos Corporation and Becton Dickinson and Company(30)	10.4
10.66	NeoStem, Inc. 2003 Equity Participation Plan, as amended+(39)	10.2
10.67	Form of Stock Option Agreement+(40)	10.2
10.68	Form of Option Agreement dated July 20, 2005+(41)	10.5
10.69	NeoStem, Inc. 2009 Equity Compensation Plan, as amended+(5)	10.2
10.70	Form of Stock Option Grant Agreement under NeoStem, Inc. 2009 Equity Compensation Plan+(26)	10(g)
10.71	NeoStem, Inc. 2009 Non-U.S. Based Equity Compensation Plan, as amended+(5)	10.3
10.72	Form of Grant Agreement under NeoStem, Inc. 2009 Non-U.S. Based Equity Compensation Plan+(26)	10(h)
10.73	Description of the NeoStem, Inc. 2012 Board of Directors Compensation Plan+(42)	Item 5.02
10.74	Employment Agreement between Phase III Medical, Inc. and Dr. Robin L. Smith, dated May 26, 2006+(9)	10.4
10.75	January 26, 2007 Amendment to Employment Agreement of Dr. Robin L. Smith+(43)	10.1
10.76	September 27, 2007 Amendment to Employment Agreement of Dr. Robin L. Smith+(44)	10.1
10.77	Letter agreement dated January 9, 2008 with Dr. Robin L. Smith+(45)	10.1
10.78	Amendment dated July 29, 2009 to Employment Agreement dated May 26, 2006 between NeoStem, Inc. and Dr. Robin L. Smith+(46)	10.1
10.79	Amendment dated April 4, 2011 to Employment Agreement dated May 26, 2006 between NeoStem, Inc. and Dr. Robin L. Smith+(4)	10.66
10.80	Employment Agreement between the Company and Larry A. May dated January 19, 2006+(47)	10.1
10.81	Letter Agreement between Phase III Medical, Inc. and Larry A. May effective as of June 2, 2006+(9)	10.7
10.82	January 26, 2007 Amendment to Employment Agreement of Larry A. May+(43)	10.3
10.83	Letter Agreement, dated April 20, 2005, between Phase III Medical, Inc. and Catherine M. Vaczy+(48)	10.3
10.84	Letter Agreement dated August 12, 2005 with Catherine M. Vaczy+(41)	10.7
10.85	Letter Agreement dated December 22, 2005 between Phase III Medical, Inc. and Catherine M. Vaczy+(49)	10(y)
10.86	Letter Agreement dated January 30, 2006 between Phase III Medical, Inc. and Catherine M. Vaczy+(49)	10(cc)

Exhibit	Description	Reference
10.87	Letter Agreement between Phase III Medical, Inc. and Catherine M. Vaczy effective as of June 2, 2006+(9)	10.6
10.88	January 26, 2007 Employment Agreement with Catherine M. Vaczy+(43)	10.4
10.89	Letter agreement dated January 9, 2008 with Catherine M. Vaczy+(45)	10.2
10.90	Letter Agreement dated July 8, 2009 between NeoStem, Inc. and Catherine M. Vaczy, Esq.+(50)	10.2
10.91	Letter Agreement dated July 7, 2010 between NeoStem, Inc. and Catherine M. Vaczy, Esq.+(29)	10(a)
10.92	Letter Agreement dated January 6, 2012 between NeoStem, Inc. and Catherine M. Vaczy, Esq.+†	10.92
10.93	Employment Agreement dated July 6, 2009 between NeoStem, Inc. and Alan Harris, M.D., Ph.D.+(50)	10.1
10.94	Employment Agreement dated August 17, 2009 between NeoStem, Inc. and Anthony Salerno+(51)	10(vvv)
10.95	Amendment No. 1 dated June 9, 2010 to Employment Agreement dated August 17, 2009 by and between NeoStem, Inc. and Anthony M. Salerno+(52)	10.1
10.96	Letter Agreement, dated June 9, 2010 between NeoStem, Inc. and Madam Zhang Jian+(52)	10.2
10.97	Employment Agreement dated September 1, 2010 between NeoStem (China), Inc. and Ian Zhang+(29)	10(b)
10.98	Employment Agreement, dated as of September 23, 2010 and effective on January 19, 2011, by and between Progenitor Cell Therapy, LLC, NeoStem, Inc. and Andrew L. Pecora+(21)	10.1
10.99	Amendment dated August 17, 2011 to Employment Agreement dated September 23, 2010 and effective January 19, 2011 between Progenitor Cell Therapy, LLC, NeoStem, Inc. and Andrew L. Pecora+(53)	10.95
10.100	Employment Agreement, dated as of September 23, 2010 and effective on January 19, 2011, by and between Progenitor Cell Therapy, LLC, NeoStem, Inc. and Robert A. Preti+(21)	10.2
10.101	Employment Agreement, dated as of February 25, 2011 and effective on March 4, 2011, by and between NeoStem, Inc. and Jason Kolbert+(4)	10.86
10.102	Consulting Agreement, effective March 8, 2011, by and between NeoStem, Inc. and Acute Care Partners+(4)	10.87
10.103	Form of Indemnification Agreement for directors, officers and certain other employees(3)	10.2
10.104	English translation of Labor Contract (for Urban Employees), effective June 6, 2003, between Suzhou Erye Pharmaceuticals Co., Ltd. and Shi Mingsheng+(54)	10.90
10.105	English translation of Labor Contract for Full-Time Employees, effective April 1, 2008, between Suzhou Erye Pharmaceuticals Co., Ltd. and Zhang Jian+(54)	10.91
10.106	Letter Agreement dated June 28, 2011 between NeoStem, Inc. and Joseph Talamo+(55)	10.10
14.1	Code of Ethics for Senior Financial Officers(4)	14.1
21.1	Subsidiaries of NeoStem, Inc.†	21.1
23.1	Consent of Grant Thornton LLP†	23.1
23.2	Consent of Deloitte & Touche LLP†	23.2

Exhibit	Description	Reference
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†	31.1
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†	31.2
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	32.1
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002††	32.2
101.INS	XBRL Instance Document***	101.INS
101.SCH	XBRL Taxonomy Extension Schema***	101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***	101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase***	101.DEF
101.LAB	XBRL Taxonomy Extension Label Linkbase***	101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***	101.PRE

+	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.
***	Users of this interactive data file are advised pursuant to Rule 406T of Regulations S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
†	Filed herewith.
††	Furnished herewith.
(1)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K dated July 11, 2011, which exhibit is incorporated here by reference.
(2)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated September 23, 2010, which exhibit is incorporated here by reference.
(3)	Filed with the SEC as an exhibit, numbered as indicated above, to Pre-Effective Amendment No. 4 to our Registration Statement on Form S-4, File No. 333-160578, which exhibit is incorporated here by reference.
(4)	Filed with the SEC as an exhibit, numbered as indicated above, to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (filed with the SEC on April 6, 2011), which exhibit is incorporated here by reference.
(5)	Filed with the SEC on October 17, 2011, as an exhibit, numbered as indicated above, to our current report on Form 8-K dated October 14, 2011, which exhibit is incorporated here by reference.
(6)	Filed with the SEC as an exhibit, numbered as indicated above, to our quarterly report on Form 10-QSB for the quarter ended September 30, 2007, which exhibit is incorporated here by reference.
(7)	Filed with the SEC as an exhibit, numbered as indicated above, to our quarterly report on Form 10-Q for the quarter ended September 30, 2008, which exhibit is incorporated here by reference.
(8)	Filed with the SEC as an exhibit, numbered as indicated above, to Pre-Effective Amendment No. 3 to our Registration Statement on Form SB-2/A, File No. 333-142923, which exhibit is incorporated here by reference.
(9)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated June 2, 2006, which exhibit is incorporated here by reference.
(10)	Filed with the SEC as an exhibit, numbered as indicated above, to our Registration Statement on Form S-1, File No. 333-137045, which exhibit is incorporated here by reference.
(11)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated January 26, 2007, which exhibit is incorporated here by reference.

(12)	Filed with the SEC as an exhibit, numbered as indicated above, to our Registration Statement on Form S-3, File No. 333-173853, which exhibit is incorporated here by reference.
(13)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated May 20, 2008, which exhibit is incorporated here by reference.
(14)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated August 28, 2008, which exhibit is incorporated here by reference.
(15)	Filed with the SEC as an exhibit, numbered as indicated above, to our annual report on Form 10-K for the year ended December 31, 2008, which exhibit is incorporated here by reference.
(16)	Filed with the SEC as an exhibit, numbered as indicated above, to our Registration Statement on Form S-3, File No. 333-145988, which exhibit is incorporated here by reference.
(17)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated April 13, 2009, which exhibit is incorporated here by reference.
(18)	Filed with the SEC on June 28, 2010, as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated June 25, 2010, which exhibit is incorporated here by reference.
(19)	Filed with the SEC on March 18, 2010 as an exhibit, numbered as indicated above, to our current report on Form 8-K dated March 15, 2010, which exhibit is incorporated here by reference.
(20)	Filed with the SEC on November 16, 2010, as an exhibit, numbered as indicated above, to our current report on Form 8-K dated November 16, 2010, which exhibit is incorporated here by reference.
(21)	Filed with the SEC on January 24, 2011, as an exhibit, numbered as indicated above, to our current report on Form 8-K dated January 18, 2011, which exhibit is incorporated here by reference.
(22)	Filed with the SEC as an exhibit, numbered as indicated above, to our quarterly report on Form 10-Q for the quarter ended September 30, 2011, which exhibit is incorporated here by reference.
(23)	Filed as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated September 28, 2011, which exhibit is incorporated here by reference.
(24)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated November 13, 2007, which exhibit is incorporated here by reference. Certain portions of Exhibits 10.1 and 10.4 (Exhibits 10.2 and 10.3 to the current report, respectively) were omitted based upon a request for confidential treatment, and the omitted portions were filed separately with the SEC on a confidential basis.
(25)	Filed with the SEC as an exhibit, numbered as indicated above, to our quarterly report on Form 10-Q for the quarter ended March 31, 2009, which exhibit is incorporated here by reference.
(26)	Filed with the SEC on August 16, 2010, as an exhibit, numbered as indicated above, to our quarterly report on Form 10-Q for the quarterly period ended June 30, 2010, which exhibit is incorporated here by reference.
(27)	Filed with the SEC as an exhibit, numbered as indicated above, to our annual report on Form 10-K for the year ended December 31, 2006, which exhibit is incorporated here by reference.
(28)	Filed as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated July 2, 2009, which exhibit is incorporated here by reference.
(29)	Filed with the SEC on November 12, 2010 as an exhibit, numbered as indicated above, to our quarterly report on Form 10-Q for the quarterly period ended September 30, 2010, which exhibit is incorporated here by reference.
(30)	Filed with the SEC as an exhibit, numbered as indicated above, to our quarterly report on Form 10-Q for the quarter ended March 31, 2011, which exhibit is incorporated here by reference.
(31)	Filed with the SEC on March 31, 2010, as an exhibit, numbered as indicated above, to our annual report on Form 10-K for the fiscal year ended December 31, 2009, which exhibit is incorporated here by reference.
(32)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated July 1, 2009, which exhibit is incorporated here by reference.
(33)	Filed with the SEC on January 7, 2010, as an exhibit, numbered as indicated above, to our current report on Form 8-K dated December 31, 2009 (subject to confidential treatment as indicated therein).
(34)	Filed with the SEC on February 12, 2010, as an exhibit, numbered as indicated above, to our current report on Form 8-K dated February 11, 2010, which exhibit is incorporated here by reference.

(35)	Filed with the SEC on May 19, 2010, as an exhibit, numbered as indicated above, to our current report on Form 8-K dated May 19, 2010, which exhibit is incorporated here by reference.
(36)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K dated July 19, 2011, which exhibit is incorporated here by reference.
(37)	Filed with the SEC as an exhibit, numbered as indicated above, to our Registration Statement on Form S-4, File No. 333-160578, which exhibit is incorporated here by reference.
(38)	Filed with the SEC as an exhibit, numbered as indicated above, to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-4, File No. 333-160578, which exhibit is incorporated here by reference.
(39)	Filed with the SEC as an exhibit, numbered as indicated above, to Pre-Effective Amendment No. 1 to our Registration Statement on Form S-1, File No. 333-137045, which exhibit is incorporated here by reference.
(40)	Filed with the SEC as an exhibit, numbered as indicated above, to our annual report on Form 10-K for the year ended December 31, 2003, which exhibit is incorporated here by reference.
(41)	Filed with the SEC as an exhibit, numbered as indicated above, to our quarterly report on Form 10-Q for the quarter ended June 30, 2005, which exhibit is incorporated here by reference.
(42)	The first paragraph under Item 5.02 of our Current Report on Form 8-K dated January 4, 2012, which paragraph contains a description of the NeoStem, Inc. 2012 Directors Compensation Plan, is incorporated by reference into this Form 10-K.
(43)	Filed with the SEC as an exhibit, numbered as indicated above, to our second current report on Form 8-K, dated January 26, 2007, which exhibit is incorporated here by reference.
(44)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated September 27, 2007, which exhibit is incorporated here by reference.
(45)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated January 9, 2008, which exhibit is incorporated here by reference.
(46)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K dated July 29, 2009, which exhibit is incorporated here by reference.
(47)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated January 19, 2006, which exhibit is incorporated here by reference.
(48)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated April 20, 2005, which exhibit is incorporated here by reference.
(49)	Filed with the SEC as an exhibit, numbered as indicated above, to our annual report on Form 10-K for the year ended December 31, 2005, which exhibit is incorporated here by reference.
(50)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated July 6, 2009, which exhibit is incorporated here by reference.
(51)	Filed with the SEC as an exhibit, numbered as indicated above, to Pre-Effective Amendment No. 2 to our Registration Statement on S-4, File No. 333-160578, which exhibit is incorporated here by reference.
(52)	Filed with the SEC on June 11, 2010, as an exhibit, numbered as indicated above, to our current report on Form 8-K dated June 9, 2010, which exhibit is incorporated here by reference.
(53)	Filed with the SEC on September 2, 2011, as an exhibit, numbered as indicated above, to our Registration Statement on Form S-4 (File No. 333-176673), which exhibit is incorporated here by reference.
(54)	Filed with the SEC as an exhibit, numbered as indicated above, to Amendment No. 1 (filed with the SEC on May 2, 2011) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which exhibit is incorporated here by reference.
(55)	Filed with the SEC as an exhibit, numbered as indicated above, to our quarterly report on Form 10-Q for the quarter ended June 30, 2011, which exhibit is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 20, 2012.

NEOSTEM, INC.
By: /s/ Robin L. Smith, M.D. Name: Robin L. Smith, M.D. Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robin L. Smith, M.D. Robin L. Smith, M.D.	Director, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 20, 2012
/s/ Larry A. May Larry A. May	Chief Financial Officer (Principal Financial Officer)	March 20, 2012
/s/ Joseph Talamo Joseph Talamo	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 20, 2012
/s/ Richard Berman Richard Berman	Director	March 20, 2012
/s/ Steven S. Myers Steven S. Myers	Director	March 20, 2012
/s/ Drew Bernstein Drew Bernstein	Director	March 20, 2012
/s/ Eric Wei Eric Wei	Director	March 20, 2012
/s/ Edward C. Geehr, M.D. Edward C. Geehr, M.D.	Director	March 20, 2012
/s/ Shi Mingsheng Shi Mingsheng	Director	March 20, 2012
/s/ Andrew L. Pecora, M.D. Andrew L. Pecora, M.D.	Director	March 20, 2012
/s/ Martyn D. Greenacre Martyn D. Greenacre	Director	March 20, 2012