Form 10-K/A
period 2011-12-31
NeoStem, Inc.
filed 2012-04-30
CIK 320017

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Annual Report”) of NeoStem, Inc. filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2012. In this Amendment No. 1, unless the context indicates otherwise, the designations “NeoStem,” the “Company”, “we,” “us” or “our” refer to NeoStem, Inc.

This Amendment No. 1 is being filed solely to include the information required by Item 10 — “Directors, Executive Officers and Corporate Governance”, Item 11 — “Executive Compensation”, Item 12 — “Security Ownership of Certain Beneficial Owners and Management”, Item 13 — “Certain Relationships and Related Transactions and Director Independence” and Item 14 — “Principal Accounting Fees and Services” of Part III of Form 10-K. The reference on the cover page of the Annual Report to the incorporation by reference of portions of our definitive proxy statement into Part III of the Annual Report is hereby deleted. Items 10, 11, 12, 13 and 14 of Part III of the Annual Report are amended and restated in their entirety as set forth in this Amendment No. 1. In addition, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, we are including with this Amendment No. 1 certain currently dated certifications.

Except as described above, no other amendments are being made to the Annual Report. This Amendment No. 1 does not reflect events occurring after the March 20, 2012 filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment No. 1 should be read in conjunction with the Annual Report filed on March 20, 2012 and our other filings with the SEC.

i

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS

The following table sets forth certain information about the current directors of our Company. Directors are elected to hold office until the next annual meeting of stockholders and until their successors are elected and qualified. There are no family relationships among any of our directors and executive officers. For biographical information regarding our directors, see the discussion under “Biographical Information — Directors,” below.

Name	Age	Director Since
Robin L. Smith, M.D.(1)	47	2006
Richard Berman	69	2006
Steven S. Myers	65	2006
Edward C. Geehr, M.D.	63	2009
Drew Bernstein	55	2009
Eric H.C. Wei	55	2009
Shi Mingsheng(2)	60	2010
Andrew Pecora, M.D., FACP(3)	54	2011
Martyn D. Greenacre	70	2011

(1)     Since 2006, Dr. Smith has also served as Chief Executive Officer and Chairman of the Board.

(2)     Additionally, Mr. Shi has served as Chairman of the Board of Suzhou Erye Pharmaceuticals Company Ltd. (“Erye”) since 2003. Our Company acquired its 51% interest in Erye in 2009.

(3)     Our Company’s acquisition of Progenitor Cell Therapy, LLC (“PCT”) closed on January 19, 2011 (the “PCT Merger”) pursuant to an Agreement and Plan of Merger dated September 23, 2010 (the “PCT Merger Agreement”). Since the PCT Merger, Dr. Pecora also serves as Chief Medical Officer of PCT and since August 17, 2011, as the Company’s Chief Medical Officer. Additionally, he serves as Chief Scientific Officer of our subsidiary Amorcyte, LLC (“Amorcyte”), which we acquired on October 17, 2011 (the “Amorcyte Merger”) pursuant to an Agreement and Plan of Merger dated as of July 13, 2011 (the “Amorcyte Merger Agreement”).

EXECUTIVE OFFICERS

The following table sets forth certain information about the current executive officers of our Company. There are no family relationships among any of our directors and executive officers. For biographical information regarding our executive officers, see the discussion under “Biographical Information — Executive Officers,” below.

Name	Age	Position
Robin L. Smith, M.D.	47	Chief Executive Officer and Chairman of the Board

Andrew L. Pecora, M.D., F.A.C.P.	54	Chief Medical Officer of NeoStem, Chief Medical Officer of PCT and Chief Scientific Officer of Amorcyte(1)

Robert A. Preti, PhD.	55	President and Chief Scientific Officer of PCT(2)

Larry A. May	62	Vice President and Chief Financial Officer

Catherine M. Vaczy	50	Vice President and General Counsel

Joseph Talamo	43	Vice President, Corporate Controller and Chief Accounting Officer

Jonathan Sackner-Bernstein, M.D., F.A.C.C.	51	Vice President, Clinical Development and Regulatory Affairs

Madam Zhang Jian	50	Vice President of Pharmaceutical Operations, NeoStem and General Manager, Erye(3)

Shi Mingsheng	60	Chairman of the Board, Eyre(3)

(1)	Pursuant to an employment agreement that became effective on January 19, 2011 and an amendment thereto effective on August 17, 2011, Dr. Pecora serves as Chief Medical Officer of NeoStem and PCT. Prior to our acquisition of PCT, Dr. Pecora had served from 1999 to 2011 as Chairman, Chief Executive Officer and Chief Medical Officer of PCT, and as a member of PCT’s Board of Managers. Dr. Pecora serves as Chief Scientific Officer of Amorcyte for no additional consideration.

(2)	Pursuant to an employment agreement that became effective on January 19, 2011 (the closing date of the PCT Merger) (the “Preti Employment Agreement”), Dr. Preti serves as President of PCT. He currently also serves as Chief Scientific Officer of PCT. Prior to our acquisition of PCT, Dr. Preti had served from 1999 to 2011 as President and Chief Scientific Officer for PCT, and as a member of PCT’s Board of Managers.

(3)	The Company acquired its 51% interest in Erye in the Erye Merger in 2009.

BIOGRAPHICAL INFORMATION

Background on Director Qualifications

We believe that the Company is best served by having a mix of leadership personnel from our principal stockholder (Mr. Wei from RimAsia), members of our executive leadership team (Dr. Smith, Dr. Pecora, and Mr. Shi) and industry experts (Dr. Geehr, Dr. Pecora, and Dr. Smith). Given that we are a growth stage company, we also believe it is important to have directors with experience in finance and strategic transactions (Messrs. Bernstein, Berman, Myers, Greenacre and Wei). In light of our operations in China, we have historically also believed it important to have directors with experience working in or managing business operations in China (Messrs. Bernstein, Shi and Wei). Given the change in our business including our entry into the cell therapy market in January 2011, and our current attempts to divest a majority of our China operations, it may be appropriate to re-evaluate the mix of backgrounds of our directors in the future.

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

Dr. Smith has acted as a senior advisor to, and investor in, both publicly-traded and privately-held companies including but not limited to China Biopharmaceuticals Holdings, Inc. (“CBH”), the Madelin Fund, HC Innovations Inc., Navstar Media Holdings, Strike Force, Health Quest, Red Lion Partners and All American Pet, where she has played a significant role in restructuring and or growing the companies. Dr. Smith served on the Board of Directors of two privately held companies, Talon Air and Biomega, and also served on the Chemotherapy Foundation Board of Trustees and The New York Theatre Ballet. She currently serves on the Board of Trustees of the NYU Medical Center Board, is a member of the Board of Directors for the New York University Hospital for Joint Diseases and serves on the Board of Choose Living. Dr. Smith is the President and serves on the Board of Trustees of The Stem for Life Foundation. The Board of Directors concluded that Dr. Smith should continue serving as a director based upon her expertise in business development and medicine, including her extensive and diversified experience serving in executive and board capacities in medical enterprises and healthcare-based entities, and her leadership of the Company over the past six years.

Richard Berman

Richard Berman joined our Board of Directors in November 2006, serves as Chairman of the Compensation Committee and until March 2009 and June 2009, respectively, served as Chairman of the Nominating and Governance Committee and Chairman of the Audit Committee. Mr. Berman continues to serve as a member of the Audit Committee and the Nominating and Governance Committee. Mr. Berman’s business career spans over thirty-five years of venture capital, management and merger & acquisitions experience. Mr. Berman is on the board of directors of two additional public companies: Advaxis, Inc. (OTC: ADXS.OB) and Easylink Services International, Inc. (Nasdaq: ESIC), and until recently was Chairman of the board of directors of NexMed, Inc. (Nasdaq: NEXM) and Chairman of National Investment Managers, Inc. Mr. Berman also serves as a Director and/or Officer for six private companies, four in technology and two in finance. Previously, Mr. Berman worked at Goldman Sachs, and was Senior Vice President of Bankers Trust Company, where he started the M&A and Leveraged Buyout Departments. Mr. Berman helped create the largest battery company in the world by merging Prestolite, General Battery and Exide to form Exide Technologies (Nasdaq: XIDE), helped create what is now Soho (NYC) by developing five buildings, and advised on over $4 billion of M&A transactions. Mr. Berman is a past director of the Stern School of Business of NYU, where he received B.S. and M.B.A. degrees. Mr. Berman also has United States and foreign law degrees from Boston College and The Hague Academy of International Law, respectively. The Board of Directors concluded that Mr. Berman should continue serving as a director based upon his financial and business expertise, including his background in investment banking and mergers and acquisitions, and his extensive and diversified experience as a director in the public company context.

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

Mr. Myers graduated from Stanford University with a B.S. in Mathematics and had a successful career in the aerospace and defense sector supporting Department of Defense and NASA programs before founding SM&A. He has a strong technical background in systems engineering and program management. Mr. Myers is also founder, President and CEO of Dolphin Capital Holdings, Inc, which owns, operates and leases business jet aircraft and does private equity investing in innovative enterprises. A serial entrepreneur, Mr. Myers has spearheaded a number of business innovations in aerospace & defense and in business aviation. He is a highly accomplished aviator. The Board of Directors concluded that Mr. Myers should continue serving as a director based upon his technical background and diversified entrepreneurial and business expertise, including his having established and managed innovative enterprises (in the areas of proposal development for competitive procurements, aircraft leasing and private equity investment), together with his technical experience in the aerospace and defense sector.

Edward C. Geehr, M.D.

Dr. Geehr was appointed to our Board of Directors upon the consummation of the Erye Merger in October 2009, at which time Dr. Geehr also was appointed to the Board’s Nominating and Governance Committee. Until 2009, Dr. Geehr served as Executive Vice President of Operations for Abraxis BioScience, a fully integrated biotechnology company developing progressive therapeutics and core technologies for cancer and other clinical illnesses, where he was responsible for global commercial operations. Prior to joining Abraxis in 2008, Dr. Geehr served as President of Allez Spine, LLC in 2004, a developer, manufacturer and distributor of medical devices. Dr. Geehr was a co-founder and executive chairman of IPC — The Hospitalist Company (NasdaqGM: IPCM) through 2001, which became a publicly-traded company in 2008. Dr. Geehr received his undergraduate degree from Yale University and his medical degree from Duke University. He trained in Emergency Medicine at UCLA and subsequently obtained Board certification. Dr. Geehr is the author of many scientific articles and books and held a faculty appointment at the University of California, San Francisco School of Medicine. The Board of Directors concluded that Dr. Geehr should continue serving as a director based upon his diversified expertise in business and medicine, including his executive experience in medical-based companies involving large-scale operations, and his medical knowledge and Board certification (including writing and teaching engagements).

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

Mr. Bernstein received his BS degree from the University of Maryland Business School, is licensed in the State of New York, Connecticut, California, Texas and Maryland and is a member of the AICPA, the NYSSCPA and the NSA. Mr. Bernstein is a director (and the chairman of the audit committee) for China Wind Systems, Inc. (OTC BB: CWSI.OB), a leading supplier of forged products and industrial equipment to the windpower and other industries in China, and for Orient Paper, Inc. (AMEX: ONP), a holding company for a producer and distributor of paper products in China. The Board of Directors concluded that Mr. Bernstein should continue serving as a director based upon his diversified financial, accounting and business expertise, including his extensive background in accounting and auditing services, his knowledge of the global marketplace and his extensive work in China.

Eric H.C. Wei

Pursuant to the terms of the Erye Merger agreement, Eric H.C. Wei was appointed to the NeoStem Board of Directors upon the consummation of the Erye Merger in October 2009. He previously served as a director of CBH from July 2006 to March 2007. Eric H.C. Wei is one of the founders and the Managing Partner of RimAsia Capital Partners, L.P. a private equity firm focused on the pan-Asian mid-market sector and a greater-than-5% stockholder of NeoStem. Prior to establishing RimAsia in January of 2005, Mr. Wei was a managing director of Gilbert Global Equity Partners, a US$1.2 billion global private equity fund; a founding partner of Crimson Asia Capital Partners, a US$435 million Asian private equity program; a founder and investment committee member of the US$800 million Asian Infrastructure Fund, and an investor and director of The Asian MBO Fund. Mr. Wei has also previously been an investment banker with over 10 years of experience at Peregrine Capital, Prudential Securities, Lazard Freres and Citibank. Mr. Wei received a Bachelor of Science degree in Math and Economics from Amherst College and a Master of Business Administration degree from the Wharton Graduate School of Management at the University of Pennsylvania. The Board of Directors concluded that Mr. Wei should continue serving as a director based upon his diversified financial and business expertise, including his background in investment banking, his extensive experience in managing private equity funds, and his familiarity with the pan-Asian mid-market sector.

Shi Mingsheng

Pursuant to the terms of the Erye Merger agreement, Shi Mingsheng was appointed to the NeoStem Board of Directors on March 11, 2010. Shi Mingsheng has been serving as chairman of the board of directors of Suzhou Erye Pharmaceuticals Company Ltd. (“Erye”) (of which entity NeoStem holds a 51% interest), since 2003. Mr. Shi was a director of CBH (from which NeoStem acquired its interest in Erye), from 2007 to 2009. Currently, Mr. Shi is also the chairman of Suzhou Erye Economy and Trading Co. Ltd. (“EET”), which entity owns the remaining 49% ownership interest in Erye. Prior to these affiliations, Mr. Shi served for five years as the assistant director of Suzhou No. 4 Pharmaceutical Limited Company, and for seven years as the deputy director of Suzhou No. 4 Pharmaceutical Limited Company, and for five years as the factory director of Suzhou No. 2 Pharmaceutical Limited Company, the predecessor company of Erye. Mr. Shi has a bachelor’s degree in Economics & Management from the Party School of the CPC. Mr. Shi holds a professional title which is Senior Economist. The Board of Directors concluded that Mr. Shi should continue serving as a director based upon his expertise in business and economics, including his extensive management experience in the pharmaceutical industry in general and at Erye in particular.

Andrew L. Pecora, M.D., F.A.C.P.

Andrew L. Pecora, M.D., F.A.C.P. was appointed to our Board of Directors on December 8, 2011. Dr. Pecora is co-founder and past Chairman and Chief Executive Officer of Progenitor Cell Therapy, LLC (“PCT”), which is a subsidiary of the Company. Dr. Pecora has served as NeoStem’s Chief Medical Officer since August 17, 2011 and as PCT’s Chief Medical Officer since January 19, 2011 following the Company’s acquisition of PCT. Prior to the acquisition, Dr. Pecora had served from 1999 to 2011 as Chairman, Chief Executive Officer and Chief Medical Officer of PCT, and as a member of PCT’s Board of Managers. Dr. Pecora is also Chief Scientific Officer of Amorcyte, Inc. (“Amorcyte”), a subsidiary of the Company acquired in October 2011, and held such position prior to the acquisition. Dr. Pecora served as the Chairman and Director of the John Theurer Cancer Center at Hackensack University Medical Center (HUMC) from 2001 to 2011, and commencing 2011 Dr. Pecora serves the John Theurer Cancer Center as Chief Innovations Officer, Professor and Vice President of Cancer Services. Since 1996 Dr. Pecora has been Co-Managing Partner of the Northern New Jersey Cancer Center, which is a private physicians practice group affiliated with HUMC. He has also been a Professor of Medicine at the University of Medicine and Dentistry of New Jersey since 2004. Dr. Pecora serves on the board of Cancer Genetics, Inc. and is chairman of the board of Tetralogics, Inc., a company developing small molecules to treat cancer. Dr. Pecora brings a variety of business development and practical business skills to NeoStem. He has worked with numerous companies in developing their products and manages a large clinical practice and the cancer department at a major health care institution. Dr. Pecora also has significant experience in the design of clinical trials (Phase 1 to 3), institutional review board practices, conduct of clinical trials, clinical research, and payor relationships both domestically and on a global basis. Dr. Pecora received an M.D. from the University of Medicine and Dentistry of New Jersey, graduating with honors. He went on to complete his medical education in internal medicine at New York Hospital and in hematology and oncology at Memorial Sloan-Kettering Cancer Center, both in New York City. He is board certified in internal medicine, hematology, and oncology. Dr. Pecora’s appointment to the NeoStem Board of Directors was a term of the Company’s merger agreement with PCT in January 2011. The Board of Directors has concluded that Dr. Pecora should serve as a director based on his diversified experience in healthcare, including his expertise in clinical trial design and product development, and his management experience.

Martyn D. Greenacre

Martyn D. Greenacre was appointed to our Board of Directors on December 8, 2011. Mr. Greenacre has served as Chairman of Life Mist Technologies, Inc. a privately-held fire suppression equipment company, since 2002. He previously was Chairman of the Board of BMP Sunstone Corporation, which was acquired by Sanofi-Aventis in February 2011. Mr. Greenacre also served as a director of Cephalon Inc., a biopharmaceutical company that was acquired by Teva Pharmaceutical Industries in October 2011, and Orchestra Therapeutics, an immuno-pharmaceutical company. He currently has the role of Chairman of the Board of Acusphere, Inc., a drug delivery company, and sits on the board of Curis, Inc., a biotechnology company. From 1997 to 2001, Mr. Greenacre served as Chief Executive Officer and director of Delsys Pharmaceutical Corporation, a formulation and drug delivery system company, where he helped raise more than $50 million in equity and partnership financing and formed three development partnerships with leading pharmaceutical companies. From 1993 to 1997, Mr. Greenacre served as President and Chief Executive Officer of Zynaxis Inc., a biopharmaceutical company, where he was responsible for a critical acquisition, divesting a non-performing business and negotiating a strategic merger. From 1989 to 1992, Mr. Greenacre was Chairman, Europe, SmithKline Beecham Pharmaceutical Company. He joined SmithKline & French in 1973, where he held positions of increasing responsibility in its European organization. Mr. Greenacre received a B.A. from Harvard College and an MBA from Harvard Business School. The Board of Directors has concluded that Mr. Greenacre should serve as a director based on his diversified board and management experience, particularly in the biotechnology field.

Executive Officers

Robin L. Smith, M.D.

See the discussion under “Biographical Information — Directors,” above.

Andrew L. Pecora, M.D., F.A.C.P.

See the discussion under “Biographical Information — Directors,” above.

Robert A. Preti, Ph.D

Pursuant to an employment agreement that became effective on January 19, 2011, Dr. Preti serves as President of PCT. Dr. Preti also serves as Chief Scientific Officer of PCT. Prior to our acquisition of PCT, Dr. Preti had served from 1999 to 2011 as President and Chief Scientific Officer for PCT, and as a member of PCT’s Board of Managers.

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

Jonathan Sackner-Bernstein, M.D., F.A.C.C.

Jonathan Sackner-Bernstein, M.D., FACC, an internationally recognized clinical investigator in cardiology, was appointed as the Company’s Vice President of Clinical Development and Regulatory Affairs in April 2012. He brings to the Company over 20 years of experience in clinical practice, medical research, and healthcare management. From 2008 to 2011, Dr. Sackner-Bernstein served as Associate Center Director for Technology and Innovation at U.S. Food and Drug Administration’s Center for Devices and Radiological Health. During his tenure at the FDA, he launched the Center’s Entrepreneurs in Residence program; led the Center for Devices and Radiological Health Innovation Initiative; served as chairman of the Center’s task force focused on using new science in regulatory decision-making; and established the Center’s Council on Medical Device Innovation in concert with several other federal agencies. Prior thereto, Dr. Sackner-Bernstein served as Chief Medical Officer at the clinical research organization, Clinilabs, where he established a Phase I research unit from 2006 to 2008 He also served as assistant professor of medicine at the Columbia University College of Physicians and Surgeons from 1993 to 2003. His academic accomplishments include contributions to medical therapy of heart failure and patients following heart attack as well as leadership in changing the paradigms of drug development in heart failure. Dr. Sackner-Bernstein’s model for rewarding altruism and increasing donation of kidneys for organ transplant was recently enacted by the Israeli government.

In 2011 Dr. Sackner-Bernstein founded ExVivos, LLC, a privately-held company focusing on engineering tissues and organs from human cells for the development of drugs, vaccines and biological products, for which he continues to serve as Chairman and Chief Executive Officer.

Dr. Sackner-Bernstein earned his B.S.E. from the Moore School of Electrical Engineering at the University of Pennsylvania and his M.D. from Jefferson Medical College. He completed training in Internal Medicine and Cardiology at Mount Sinai Hospital in New York.

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

Shi Mingsheng

See the discussion under the caption “Biographical Information — Directors,” above.

CORPORATE GOVERNANCE

Director Independence

NeoStem’s current Board members consist of Dr. Smith, Dr. Pecora, Mr. Berman, Mr. Myers, Mr. Bernstein, Mr. Shi, Mr. Wei, Dr. Geehr, and Mr. Greenacre. The Board of Directors has determined that Messrs. Myers, Berman, Bernstein, Greenacre and Dr. Geehr are independent applying the definition of independence under the listing standards of the NYSE Amex and SEC regulations.

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

Our Board of Directors oversees our risk management. This oversight is administered primarily through the following:

•	The Board’s review and approval of our business plans and budget (prepared and presented to the Board by the Chief Executive Officer and other management), including the projected opportunities and challenges facing our business;

•	At least quarterly review of our business developments, business plan implementation and financial results;

•	Our Audit Committee’s oversight of our internal controls over financial reporting and its discussions with management and the independent accountants regarding the quality and adequacy of our internal controls and financial reporting; and

•	Our Compensation Committee’s review and recommendations to the Board regarding our executive officer compensation and its relationship to our business plans.

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

Nominating and Governance Committee

Our Nominating and Governance Committee consists of three directors: Mssrs. Myers (chairman) and Berman and Dr. Geehr. The Nominating and Governance Committee is empowered by the Board of Directors to recommend to the Board of Directors qualified individuals to serve on our Board of Directors and to identify the manner in which the Nominating and Governance Committee evaluates nominees recommended for the Board. All members of the Nominating and Governance Committee of the Board of Directors have been determined to be “independent directors” pursuant to the definition contained in the rules of the NYSE Amex and SEC regulations. Our Board of Directors has adopted a Nominating and Governance Committee charter to govern the Nominating and Governance Committee, a current copy of which is available to stockholders on our website, www.neostem.com.

Other Board Committees

The Board also maintains the following additional committees:

Finance Committee:  The Finance Committee is authorized to make determinations from time to time with respect to the Company’s financial matters, including with respect to the Company’s operating budget, capital raising activities, the Company’s 7% Convertible Series E Preferred Stock and related matters.

Mergers and Acquisitions Committee:  The Mergers and Acquisitions Committee is authorized to make determinations from time to time with respect to the Company’s M&A and strategic activities and related matters.

China Committee:  The China Committee is authorized from time to time to make determinations with respect to the Company’s operations in China.

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

Diversity Considerations in Director Nominations

We do not have a formal diversity policy. We believe our Board of Directors represents a collection of individuals with a variety of complementary skills which, as a group, possess the appropriate skills and experience to oversee our Company’s business. Our directors come from diverse backgrounds including medicine, accounting, private equity, and management of pharmaceutical and healthcare-related companies, including cell therapy.

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

With the expansion of our Company’s business into the People’s Republic of China in 2009, and recognizing that this brought our business efforts beyond the borders of the United States, one of our directors (Mr. Shi) is a citizen of the People’s Republic of China. Given the change in our business including our entry into the cell therapy market in January 2011, and our current attempts to divest a majority of our China operations, it may be appropriate to re-evaluate the mix of backgrounds of our directors in the future.

Nominating and Governance Committee Procedures

Our Board of Directors believes we are well-served by our current directors. In the ordinary course, absent special circumstances or a material change in the criteria for Board of Directors membership, the Board of Directors will re-nominate incumbent directors who continue to be qualified for Board service and are willing to continue as directors. If an incumbent director is not standing for re-election, if a vacancy on the Board of Directors occurs between annual stockholder meetings or if our Board of Directors believes it is in our best interests to expand its size, the Board of Directors may seek out potential candidates for Board appointment who meet the criteria for selection as a nominee and have the specific qualities or skills being sought. Nominees for director must be discussed by the full Board of Directors and approved for nomination by the affirmative vote of a majority of our Board of Directors, including the affirmative vote of a majority of the independent directors. Two of our directors, Dr. Smith and Mr. Berman, were originally nominated in 2006 pursuant to certain contractual rights. In addition, the appointments of Mr. Wei and Mr. Shi to our Board were required pursuant to the terms of the Erye Merger Agreement, and the appointment of Dr. Pecora to our Board was required pursuant to the terms of the PCT Merger Agreement.

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

Board and Committee Meeting Attendance

During the year ended December 31, 2011, our Board of Directors held ten meetings, our Audit Committee held eight meetings; our Compensation Committee held two meetings and our Nominating and Governance Committee held one meeting. In addition, our Board of Directors, our Audit Committee, our Compensation Committee and our Nominating and Governance Committee each took additional actions by written consent. Each director (except Mr. Shi) attended (or participated by telephone in) at least 75% of the total number of meetings of the Board and committees on which he or she served.

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

Based solely on a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company during 2011, (ii) any Forms 5 and amendments thereto furnished to the Company with respect to 2011, and (iii) any written representations that no Form 5 was required, the Company believes that all such parties subject to the reporting requirements of Section 16(a) filed on a timely basis all such reports required during and with respect to the fiscal year ended December 31, 2011, except that Andrew Pecora and Robert Preti each inadvertently filed one late Form 4 with respect to their acquisition of Company securities as a result of the Amorcyte Merger.

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

ITEM 11. EXECUTIVE COMPENSATION.

Independent Compensation Consultant

The Compensation Committee retained an independent compensation consultant, MarksonHRC, LLC (“Markson”), to provide comparative data on compensation practices in our industry for executive officers, Board members and Board committee members. This included compensation review for our Chief Executive Officer, senior executive officers (including the named executive officers in the table below) and for our directors with no committee assignments, as well as members of each of our Audit, Compensation and Nominating and Governance Committees.  Their report provided competitive benchmarks for base salaries, bonuses, equity, perquisites and benefits, their observations and their broad recommendations. Although the Compensation Committee considers Markson's advice and recommendations about our executive and director compensation program together with input from management, the Compensation Committee ultimately makes its own decisions about these matters.

2012 Option Program – Description

On April 26, 2012, the Compensation Committee of the Board of Directors adopted a program (the “2012 Option Program”) whereby each participating officer was issued on April 26, 2012, an option (the “Option”) to purchase that number of shares of Common Stock equal to that portion of the participating officer’s gross salary (the “Participating Salary”) for the period May 1, 2012 – July 31, 2012 (the “Election Period”) elected by the participating officer divided by $.25, the Black-Scholes value of an Option issued under the 2012 Option Program. The Option, the issuance of which is in lieu of payment of the Participating Salary, vests at the end of the month in which the Participating Salary to which it relates would have been paid and has a term of ten years despite any termination of employment of the Participating Officer. The per share exercise price is $.36, the closing price of the Common Stock on the date of the issuance of the Options. The gross Participating Salary for all Participating Officers is $181,309 and the total number of Options granted under the 2012 Option Program was 725,235. The Options were issued under the Company’s 2009 Plan.

Summary Compensation Table

The following table sets forth certain summary compensation information with respect to NeoStem’s Chief Executive Officer and NeoStem’s two other most highly compensated executive officers, for services as executive officers for the last two fiscal years.

						Stock	Option		All Other		Total
Name and Principal Function	Year	Salary		Bonus		Awards(1)	Awards(1)		Compensation		Compensation

Robin Smith,
Chief Executive Officer	2011	$375,176	(2)	$330,000	(3)	$—	$2,912,100	(4)	$30,496	(5)	$3,647,772
	2010	$341,069		$382,024	(6)	$—	$—		$80,653	(7)	$803,746

Andrew Pecora,
Chief Medical Officer and Director	2011	$174,231	(8)	$—		$—	$688,741		$—		$862,972
	2010	$—		—		$—	$—		$—		$—

Robert Preti,
President and Chief Scientific Officer of PCT	2011	$300,808	(9)	$—		—	$439,002		$6,359	(10)	$746,169
	2010	$—		—		$—	—		—		$—

(1)	Amounts shown under “Stock Awards” and “Option Awards” represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, in accordance with SEC rules. See Note 9 to the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for a discussion of assumptions made in such valuations. All stock awards, option awards and other shares discussed in this table were issued under the Company’s 2003 Equity Participation Plan or 2009 Equity Compensation Plan, with a per share price generally equal to the fair market value of a share of common stock on the date of grant.

(2)	Pursuant to an arrangement approved by the Compensation Committee, Dr. Smith elected to receive an aggregate of $172,761 of her 2011 salary, and has continued in 2012 to receive a significant portion of her salary, in shares of Common Stock of the Company issued under our 2009 Equity Compensation Plan at the then-market price.

(3)	In 2011, Dr. Smith elected to accept her entire bonus in shares of Common Stock of the Company.

(4)	Includes $722,900 attributable to the incremental compensation cost recognized for the acceleration of certain of Dr. Smith’s stock options on April 4, 2011 in connection with an amendment to her employment agreement.

(5)	Consisted of (i) a car allowance of $12,000, (ii) approximately $15,946 paid by us on behalf of Dr. Smith for life and disability insurance, and (iii) approximately $2,550 for club membership dues.

(6)	Includes approximately $82,000 in a bonus payable upon achievement of a business milestone, which occurred in the first quarter of 2010, as part of an Additional Compensation Plan adopted by the Compensation Committee in October 2009.

(7)	Consisted of (i) a car allowance of $12,000, (ii) approximately $17,000 paid by us on behalf of Dr. Smith for life and disability insurance, (iii) approximately $15,500 for club membership dues, and (iv) approximately $36,150 in previously approved reimbursement for prior withholding associated with a stock grant to Dr. Smith in 2009.

(8)	As a result of the PCT Merger and Dr. Pecora’s employment as Chief Medical Officer of PCT effective upon the PCT Merger, Dr. Pecora is considered to be an executive officer of the Company effective January 19, 2011. Salary reflected in this table is pursuant to an employment agreement effective on such date, as subsequently amended.

(9)	As a result of the PCT Merger and Dr. Preti’s employment as President of PCT effective upon the PCT Merger, Dr. Preti is considered to be an executive officer of the Company effective January 19, 2011. Salary reflected in this table is pursuant to an employment agreement effective on such date.

(10)	This amount consists of PCT’s contribution to Dr. Preti’s 401(k).

NEOSTEM EMPLOYMENT AGREEMENTS AND EQUITY GRANTS

Employment Agreements

This section contains a description of the employment agreements NeoStem has (or had during the years ended December 31, 2010 and 2011) with the officers named in the Summary Compensation Table. All descriptions are qualified in their entirety by reference to such agreements. The descriptions to follow provide further information about the compensation that is shown in the Summary Compensation Table for these officers. They also give you information about payments that could be received by these officers under certain circumstances at such time as their employment with NeoStem ends, for example, certain severance arrangements.

Robin L. Smith — Chief Executive Officer and Chairman of the Board

On May 26, 2006, we entered into an employment agreement with Dr. Robin L. Smith, pursuant to which Dr. Smith serves as our Chief Executive Officer, which agreement has been subsequently amended from time to time. Under this agreement, as amended through July 29, 2009 (as so amended, the “Agreement”), Dr. Smith was employed through December 31, 2011 and as of September 27, 2009 was entitled to receive a base salary of $332,750 per year (increasing by 10% on each annual anniversary of September 27), an annual bonus determined by the Board of at least $275,000, and certain other perquisites including a car allowance, variable life insurance, and reimbursement for fees for a New York club to be used for business entertaining and meetings. To help conserve cash, Dr. Smith elects from time to time to receive her net salary (and bonus) in shares of the Company’s common stock, pursuant to an arrangement approved by the Compensation Committee. Pursuant to an arrangement approved by the Compensation Committee, Dr. Smith elected to receive an aggregate of $172,761 of her 2011 salary, and has continued in 2012 to receive a significant portion of her salary, in shares of Common Stock of the Company issued under our 2009 Equity Compensation Plan at the then-market price. In 2011, Dr. Smith elected to accept her entire bonus in shares of Common Stock of the Company. Dr. Smith’s Participating Salary in the 2012 Option Program is $100,656, her full gross salary for the Election Period. As of October 29, 2009, the Compensation Committee of the Board approved the reimbursement to Dr. Smith of premiums, up to $4,000 annually, for disability insurance covering Dr. Smith. We maintain key-man life insurance on Dr. Smith in the amount of $3,000,000.

On April 4, 2011, the Company entered into an amendment of the Agreement. Pursuant to the amendment, (i) the term of the Agreement was extended from December 31, 2011 to December 31, 2012; (ii) Dr. Smith will receive cash bonuses on October 1, 2011 and 2012 in the minimum amount of 110% of the prior year’s bonus; (iii) a failure to renew the Agreement at the end of the term regardless of reason shall be treated as a termination by the Company without cause; (iv) the Company shall pay Dr. Smith her base salary and COBRA premiums (a) for one year in the event of a termination of the agreement by Dr. Smith for other than good reason and (b) during any period during which she is bound by non-competition, non-solicitation or similar covenants with the Company (such payments shall not be made during the time Dr. Smith is also receiving payments under (iii) or (iv)(a)); (v) Dr. Smith was granted an option to purchase 1,500,000 shares of Common Stock at a per share exercise price equal to the closing price of the Common Stock on the date of the amendment, vesting as to 500,000 shares on each of the date of grant, December 31, 2011 and December 31, 2012; (vi) all other unvested options held by Dr. Smith were immediately vested; (vii) any vested options previously or hereafter granted to Dr. Smith during the remainder of the term shall remain exercisable following termination of employment for the full option term until the expiration date; (viii) the Company agreed that, with the exception of the period of time during which Dr. Smith is a Company affiliate and for 90 days thereafter (during which time any shares owned by or issued to Dr. Smith will bear the Company’s standard affiliate legend), the Company will not place legends on shares on Common Stock owned by Dr. Smith restricting the transfer of such shares so long as such shares are sold under an effective registration statement, pursuant to Rule 144 or are eligible for sale under Rule 144 without volume limitations; and (ix) if Dr. Smith ceases to be employed by the Company and for so long as she continues to own shares of Common Stock the sale of which would require that the current public information requirement of Rule 144 be met, the Company will use its reasonable best efforts to timely meet those requirements or obtain appropriate extensions or otherwise make available such information as is required. Except as set forth in the amendment, the Agreement remains unchanged.

In addition, upon our termination of Dr. Smith’s employment without cause or by Dr. Smith with good reason, we are to pay Dr. Smith her base salary at the time of termination for the two-year period following such termination, made in 12 equal monthly installments beginning the date of termination, and Dr. Smith shall be entitled to: (i) a pro-rata bonus based on the annual bonus received for the prior year; (ii) COBRA payments for a two year period (as modified); and (iii) have all options which would have vested during the 12-month period following the date of termination, become fully vested. Upon termination for death or disability, Dr. Smith (or her estate) shall be entitled to family COBRA payments for the applicable coverage term.

Upon a change in control of our Company per the Agreement, options held by Dr. Smith shall be governed by the terms of applicable agreements and equity compensation plans, but in any event at least 75% of Dr. Smith’s then unvested options shall become immediately vested and exercisable upon a change in control. Further, in the event Dr. Smith voluntarily terminates her employment without good reason following a change in control, Dr. Smith shall be entitled to: (i) a pro-rata bonus based on the annual bonus received for the prior year; and (ii) have all options which would have vested during the 12-month period following the date of termination, become fully vested.

Andrew Pecora — Chief Medical Officer and Director

On September 23, 2010, we entered into a four year employment agreement with Dr. Andrew Pecora (the “Pecora Employment Agreement”), pursuant to which Dr. Pecora serves as Chief Medical Officer of PCT. The Pecora Employment Agreement became effective on January 19, 2011 upon the closing of the PCT Merger (the “Commencement Date”). The Pecora Employment Agreement, provides for, among other things, (i) an annual base salary of $180,000 and (ii) an option to purchase 400,000 shares of NeoStem Common Stock under NeoStem’s 2009 Equity Compensation Plan at a per share exercise price of $1.50, vesting as to 100,000 shares on each of the first, second, third and fourth annual anniversaries of the Commencement Date. The Pecora Employment Agreement further provides that upon Termination without Cause (as defined) or Resignation for Good Reason (as defined) Dr. Pecora will be entitled to continuation of his base salary for three (3) months in accordance with customary payroll practices in consideration for executing a release and a confidentiality, non-compete, non-solicitation and inventions assignment agreement and compliance therewith.

On August 17, 2011 (the “Effective Date”), we entered into a letter agreement with Dr. Pecora pursuant to which the Pecora Employment Agreement was amended to provide that: (a) his title was changed to also include Chief Medical Officer of NeoStem, Inc.; and (b) his annual salary was increased to $210,000. Dr. Pecora was also granted options to purchase an additional 500,000 shares of the Company’s common stock under the 2009 Equity Plan at a per share exercise price of $0.71, vesting as to 100,000 shares on each of the first, second, third, fourth and fifth annual anniversaries of the Effective Date of the amendment. Other than as set forth therein, the Pecora Employment Agreement remained in full force and effect. Upon our acquisition of Amorcyte in October 2011, Dr. Pecora agreed to continue to serve as Chief Scientific Officer of Amorcyte for no additional compensation.

Effective April 11, 2012, we entered into a letter agreement with Dr. Pecora which provides that Dr. Pecora shall devote no less than two days per week to his duties as Chief Medical Officer of PCT and NeoStem, with a corresponding decrease in his annual salary to $140,000. Additionally, pursuant to this letter agreement, Dr. Pecora has agreed to accept his net salary through the issuance to him of shares of the Company’s common stock at fair market value at the time of issuance; this is at his election determined on a quarterly basis and such shares shall be issued pursuant to the Company’s 2009 Equity Compensation Plan. To date, Dr. Pecora has elected to receive shares of common stock in lieu of his salary for the second quarter of 2012. On April 26, 2012, Dr. Pecora elected in lieu of shares of Common Stock to participate in the Company’s 2012 Option Program with a Participating Salary for the period equal to $35,000, his full gross salary for the Election Period.

Robert Preti — President of Progenitor Cell Therapy, LLC

On September 23, 2010 we entered into a four year employment agreement with Dr. Preti (the “Preti Employment Agreement”) which became effective on January 19, 2011, upon the closing of the PCT Merger (the “Commencement Date”). Pursuant to the Preti Employment Agreement, Dr. Preti serves as President of PCT. The Preti Employment Agreement provides for, among other things, (i) an initial annual base salary of $330,000, which was increased to $350,000 on January 19, 2012, and (ii) an option to purchase 400,000 shares of NeoStem Common Stock under the NeoStem, Inc. 2009 Equity Compensation Plan at a per share exercise price of $1.50, vesting as to 100,000 shares on each of the first, second, third and fourth annual anniversaries of the Commencement Date, and (iii) eligibility for cash bonuses as determined by the compensation committee of NeoStem’s Board of Directors. The Preti Employment Agreement further provides that upon Termination without Cause (as defined) or Resignation for Good Reason (as defined), Dr. Preti will be entitled to certain post-termination benefits in consideration of executing a release and a confidentiality, non-compete, non-solicitation and inventions assignment agreement and compliance therewith, including (i) continuation of his base salary for up to twelve (12) months in accordance with customary payroll practices, (ii) reimbursement of COBRA healthcare premiums for up to twelve (12) months, and (iii) the accelerated vesting for all unvested option shares that would have vested during the twelve (12) months following termination of employment had Dr. Preti remained in the employ of PCT. The Preti Employment Agreement also gives PCT the option, in its sole discretion, to continue Dr. Preti’s base salary for an additional twelve (12) months (for a total of twenty-four (24) months) in consideration for a twelve month extension of the non-competition restrictive covenants to which Dr. Preti is subject. Additionally, we maintain key-man life insurance on Dr. Preti in the amount of $3,000,000. On April 26, 2012, Dr. Preti elected to participate in the Company’s 2012 Option Program with a Participating Salary equal to $13,750. An additional $20,000 of his annual salary is paid through elections on a quarterly basis through the issuance of shares of our Common Stock.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table* sets forth information on option awards outstanding at December 31, 2011 for NeoStem’s Named Executive Officers.

	Option Awards**
Name	Number of Securities Underlying Unexercised Options # Exercisable		Number of Securities Underlying Unexercised Options # Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price***		Option Expiration Date
Robin L. Smith	54,000	(1)(14)	—		—		$1.90	6/1/2016
	15,000	(2)	—		—		$1.90	12/4/2016
	55,000	(3)	—		—		$1.90	1/17/2017
	250,000	(4)	—		—		$1.90	9/26/2017
	120,000	(5)	—		—		$1.63	2/26/2018
	5,000	(6)	—		—		$1.13	10/30/2018
	100,000	(7)	—		—		$1.95	5/20/2019
	500,000	(8)	—		—		$1.71	7/6/2019
	750,000	(9)	—		—		$2.04	10/28/2019
	229,678	(10)	—		—		$1.90	10/29/2016
	200,000	(11)	—		—		$1.66	11/3/2019
	1,000,000	(12)	500,000	(12)	—		$1.74	4/3/2021
Andrew Pecora	—		400,000	(13)	—		$1.50	1/19/2021
					—	$
	—		500,000	(14)	—		$.71	8/16/2021
Robert Preti	—		400,000	(15)	—		$1.50	1/18/2021

*	All numbers in this table and footnotes thereto have been adjusted (as appropriate) to reflect the one-for-ten reverse stock split effective as of August 31, 2006 and the one-for-ten reverse stock split effective as of August 9, 2007.

**	All option awards were made under and are governed by the terms of NeoStem’s 2003 Equity Participation Plan or 2009 Equity Compensation Plan.

***	On October 30, 2009, in connection with the consummation of the Erye Merger and upon shareholder approval, NeoStem amended its 2003 Equity Participation Plan (the “2003 Plan”) to grant the NeoStem Board of Directors or an appropriate committee thereof the authority to effect a one-time repricing of the exercise price of certain NeoStem options and warrants to purchase shares of Common Stock (the “Repricing”) and giving the Board of Directors or an appropriate committee thereof discretion to issue certain cash or equity awards in connection with the Repricing. On October 30, 2009, NeoStem implemented the Repricing. NeoStem repriced an aggregate of 754,250 outstanding options (of which 500,500 were held by Dr. Smith, Catherine Vaczy, our Vice President and General Counsel, and Larry May, our Chief Financial Officer, and an additional 145,500 (not included in the 754,250 outstanding options) were held by Mark Weinreb, our former President and agreed to by NeoStem pursuant to Mr. Weinreb’s Separation Agreement to be modified in accordance with the Repricing and to remain exercisable for an additional two years). Under the Repricing, options with a range of exercise prices from $2.39 to $25.00 were repriced to a strike price of $1.90 (the closing price of a share of our common stock on the NYSE Amex on the date of the Repricing). The following outstanding stock options held by NeoStem’s principal executive officer, principal financial officer and other executive officers were amended to reduce the strike price to $1.90: (i) for Robin L. Smith, an aggregate of 374,000 options with exercise prices ranging from $4.95 to $25.00; (ii) for Catherine M. Vaczy, an aggregate of 71,000 options with exercise prices ranging from $4.95 to $10.00; (iii) for Mark Weinreb, pursuant to a Separation Agreement, an aggregate of 145,500 options with exercise prices ranging from $3.00 to $10.00; and (iv) for Larry A. May, an aggregate of 55,500 options with exercise prices ranging from $4.95 to $18.00. Also, as part of an Additional Compensation Plan adopted by the Compensation Committee on October 30, 2009, NeoStem effected discretionary option awards pursuant and subject to the Company’s 2009 Equity Compensation Plan. Options (“Discretionary Options”) were awarded on October 30, 2009 to officers, directors, employees, consultants and advisors to purchase an aggregate of 562,274 shares of common stock (of which 229,678 were awarded to Dr. Smith) at an exercise price of $1.90 (the closing price of a share of Common Stock on the date of grant), and as part of the Additional Compensation Plan an aggregate of approximately $201,000 in cash awards were approved upon the Company’s closing on an equity financing transaction with net proceeds of at least $5,000,000 which were paid in the first quarter of 2010. All options included in this table with an exercise price of $1.90 were subject to the Repricing, except that the option to purchase 229,678 shares held by Dr. Smith was issued as Discretionary Options.

(1)	Consists of options granted to Dr. Smith pursuant to the terms of her employment agreement dated as of May 26, 2006, which vested as to an aggregate of 30,000 options on June 2, 2006, and as to 12,000 options on each of June 2, 2007 and June 2, 2008.

(2)	Consists of options granted to Dr. Smith by the Compensation Committee on December 5, 2006, which vested as to 10,000 options upon grant and as to 5,000 options on August 9, 2007 upon our Common Stock being listed for trading on the American Stock Exchange (now known as the NYSE Amex).

(3)	This option was granted to Dr. Smith in connection with her entering into an amendment to her employment agreement on January 26, 2007, and vested as to (i) 25,000 options upon the first closings in NeoStem’s January 2007 private placement, (ii) 15,000 options on June 30, 2007 and (iii) 15,000 options on December 31, 2007.

(4)	Consists of options granted to Dr. Smith by the Compensation Committee September 27, 2007, which vested as to 150,000 options on the date of grant and as to 100,000 options upon consummation of the Erye Merger on October 30, 2009.

(5)	Consists of options granted to Dr. Smith by the Compensation Committee on February 27, 2008, which vested (i) as to 40,000 options on the date of grant, (ii) as to 30,000 options upon consummation of the Erye Merger on October 30, 2009, (iii) as to 30,000 options on September 2, 2008 upon the achievement of a business milestone, and (iv) as to 20,000 options on October 31, 2008 upon the achievement of a business milestone.

(6)	This option was granted to Dr. Smith by the Compensation Committee on October 31, 2008 and vested on November 2, 2008 upon the achievement of a business milestone.

(7)	This option was granted to Dr. Smith by the Compensation Committee on May 8, 2009 and was vested in its entirety on the date of grant.

(8)	This option was granted to Dr. Smith by the Compensation Committee on July 8, 2009 and vested as to 250,000 options on the date of grant and as to an additional 250,000 options upon consummation of the Erye Merger on October 30, 2009.

(9)	An option was granted to Dr. Smith by the Compensation Committee effective October 29, 2009 upon approval of the Erye Merger and the increase in shares under the 2009 Equity Compensation Plan consisting of an aggregate of 750,000 option shares, and was scheduled to vest as to 250,000 upon the achievement of a specific business milestone, 250,000 on July 8, 2010 and 250,000 on July 8, 2011. On July 7, 2010, the Compensation Committee accelerated the vesting of the 250,000 options originally scheduled to vest upon achievement of a business milestone and the 250,000 options originally scheduled to vest on July 8, 2011. As a result, as of July 8, 2010, this option was fully vested.

(10)	This option was granted to Dr. Smith by the Compensation Committee as Discretionary Options on October 30, 2009 and was vested in its entirety on the date of grant.

(11)	This option was granted to Dr. Smith by the Compensation Committee on November 4, 2009 and originally scheduled to vest as to one-third of option shares on each one year anniversary of the date of grant. Pursuant to Dr. Smith’s April 4, 2011 Employment Agreement amendment, the vesting of this option was accelerated and as of that date the option was fully vested.

(12)	Consists of options granted to Dr. Smith pursuant to the terms of her April 4, 2011 Employment Agreement Amendment which vested as to 500,000 shares on each of the date of grant and December 31, 2011 and is scheduled to vest as to 500,000 shares on December 31, 2012.

(13)	Consists of options granted to Dr. Pecora pursuant to the terms of his employment agreement dated as of September 23, 2010 and effective on January 19, 2011 upon the closing of the PCT Merger, which are scheduled to vest as to 100,000 shares on each of the first, second, third and fourth one year anniversaries of the effective date of his employment agreement.

(14)	This option was granted to Dr. Pecora in connection with his entering into an amendment to his employment agreement on August 17, 2011 and is scheduled to vest as to 100,000 shares on each of the first, second, third, fourth and fifth one year anniversaries of the effective date of the amendment.

(15)	Consists of options granted to Dr. Preti pursuant to the terms of his employment agreement dated as of September 23, 2010 and effective on January 19, 2011 upon the closing of the PCT Merger, which are scheduled to vest as to 100,000 shares on each of the first, second, third and fourth one year anniversaries of the effective date of his employment agreement.

The Repricing

In connection with the Erye Merger, the exercise price of certain of our outstanding options and warrants was reduced (the “Repricing”). See “Outstanding Equity Awards at Fiscal Year End,” Note ***, for a description of the repricing of certain stock options.We also repriced privately issued warrants (warrants issued other than to the public or the underwriters in our August 2007 public offering) to purchase approximately 1,203,890 shares of Common Stock with exercise prices ranging from $4.00 to $8.00, to a range of approximately $3.82 to $6.81. Certain of NeoStem’s executive officers were holders of warrants to purchase shares of Common Stock at $8.00 per share for which their exercise prices were reduced to approximately $6.18 per share. An aggregate of 27,427 of such warrants were held by executive officers in the following quantities: Robin L. Smith (25,427) and Catherine M. Vaczy (2,000); and an aggregate of 34,092 of such warrants were held by two non-employee directors in the following quantities: Richard Berman (11,364) and Steven Myers (22, 728).

NEOSTEM DIRECTOR COMPENSATION

General Information

Directors who are employees of NeoStem or its wholly-owned subsidiaries do not receive additional cash compensation for serving as directors. NeoStem’s non-employee directors are reimbursed for out-of-pocket travel expenses incurred in their capacity as NeoStem directors. Pursuant to NeoStem’s 2003 Equity Participation Plan, its 2009 Equity Compensation Plan and its 2009 Non-U.S. Based Equity Compensation Plan, all directors (including independent directors) are eligible to receive equity awards. There were no option awards granted during 2011 to NeoStem’s directors, other than as reflected in the Summary Compensation Table or as reflected below. There were no stock awards granted during 2011 to any of NeoStem’s directors.

The following table sets forth information on all compensation to NeoStem’s directors (other than as reflected in the Summary Compensation Table) for the year ended December 31, 2011.

		Fees Earned
		or	Option		Total
Name	Year	Paid in Cash	Awards(1)		Compensation
Richard Berman(2)	2011	$60,000			$60,000
Steven S. Myers(3)	2011	$60,000			$60,000
Drew Bernstein(4)	2011	$60,000			$60,000
Edward C. Geehr, M.D.(5)	2011	$60,000	$112,922	(6)	$172,922
Eric C. Wei(7)	2011	$60,000			$60,000
Shi Mingsheng(8)	2011	$60,000			$60,000
Martyn Greenacre(9)	2011	$0			$0

(1)	Amounts shown under “Option Awards” represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, in accordance with SEC rules. See Note 9 to the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for a discussion of assumptions made in such valuations. All stock awards, option awards and other shares discussed in this table were issued under the Company’s 2003 Equity Participation Plan, 2009 Equity Compensation Plan or 2009 Non-U.S. Equity Compensation Plan, with a per share price generally equal to the fair market value of a share of common stock on the date of grant.

(2)	At December 31, 2011, Mr. Berman had options to purchase 349,387 shares of NeoStem Common Stock outstanding, 282,721 of which were vested.

(3)	At December 31, 2011, Mr. Myers had options to purchase 349,387 shares of NeoStem Common Stock outstanding, 282,721 of which were vested. At December 31, 2011, Mr. Myers had a total of 175,000 shares in stock awards outstanding, all of which were vested.

(4)	At December 31, 2011, Mr. Bernstein had options to purchase 400,000 shares of NeoStem Common Stock outstanding, 333,334 of which were vested.

(5)	At December 31, 2011, Dr. Geehr had options to purchase 265,000 shares of NeoStem Common Stock outstanding, 215,000 of which were vested.

(6)	On March 8, 2011, the Company entered into a consulting agreement with Acute Care Partners of which Dr. Geehr is the sole shareholder. As compensation for services, Acute Care Partners was granted the option to purchase 115,000 shares of the Company’s Common Stock (at a per share exercise price equal to the closing price on the date of the agreement), vesting monthly over the four month term of the agreement, and as to which all were vested as of December 31, 2011.

(7)	At December 31, 2011, Mr. Wei had options to purchase 150,000 shares of NeoStem Common Stock outstanding, 100,000 of which were vested. At Mr. Wei’s direction, his cash fees have been paid to RimAsia.

(8)	Mr. Shi did not participate in the equity portion of the 2009 Board of Directors Compensation Plan. At December 31, 2011, Mr. Shi had options to purchase 400,000 shares of NeoStem Common Stock, 300,000 of which were vested. An additional 100,000 options vested in January 2012 upon achievement of a specified milestone.

(9)	Mr. Greenacre joined the Board on December 8, 2011. Mr. Greenacre’s compensation as a Board member commenced under the 2012 Board of Directors Compensation Plan.

On November 4, 2009, the Compensation Committee of NeoStem’s Board of Directors approved a compensation plan for the Board of Directors (the “ 2009 Board of Directors Compensation Plan”). The 2009 Board of Directors Compensation Plan provided that each Board member was authorized to receive options to purchase 150,000 shares of our common stock for his or her service as a Board member. These options vest as to 50,000 shares on each of the first, second and third anniversaries of the date of grant. The 2009 Board of Directors Compensation Plan further provided that Chairs of the Board, Chairs of a Board Committee and members of the Board of Directors of any of NeoStem’s subsidiaries were authorized to receive options to purchase 50,000 shares of Common Stock for his or her service as a Chair of the Board or a Committee of the Board or as a member of the Board of any of our subsidiaries. These options vest as to 16,667 shares of our common stock on each of the first and second anniversary of the date of grant and as to the remaining 16,666 shares of our common stock on the third anniversary of the date of grant. In each case, the exercise price of options authorized pursuant to the 2009 Board of Directors Compensation Plan is equal to the closing price of a share of our common stock on the date of grant. One of our directors, Mr. Shi, did not participate in the equity portion of the 2009 Board of Directors Compensation Plan. Under the Board of Directors Compensation Plan, commencing January 1, 2010, directors who are not employees of NeoStem, Inc. or its wholly owned subsidiaries were also entitled to quarterly cash fees equal to $15,000, payable in arrears.

On January 4, 2012 the Compensation Committee, after consultation with the Board, adopted the NeoStem 2012 Board of Directors Compensation Plan (the “Board of Directors Compensation Plan”), which provides that each Board member who is not an employee of NeoStem or one of its wholly-owned subsidiaries shall be authorized to receive, in such Board member’s sole discretion, either (i) options to purchase 120,000 shares of the Company’s common stock; or (ii) a stock award of 120,000 shares of our Common Stock, in either case issued under and subject to the terms of the 2009 Plan, for his or her service as a Board member. These options and shares shall vest fully on the date of grant. The Board of Directors Compensation Plan further provides that the Chair of each Board Committee who is not an employee of the Company or any of its wholly-owned subsidiaries shall be authorized to additionally receive, in such Committee Chair’s sole discretion, either (i) options to purchase 50,000 shares of our Common Stock; or (ii) a stock award of 50,000 shares of our Common Stock, in either case issued under and subject to the terms of the 2009 Plan, for his or her service as a Committee Chair. These options and shares shall vest fully on the date of grant. In each case, the exercise price of options authorized pursuant to the Board of Directors Compensation Plan shall be equal to the closing price of a share of our Common Stock on the date of grant. The foregoing shall be issued on January 4th of each year during the term of the Board of Directors Compensation Plan, commencing January 4, 2012. Directors who are not employees of NeoStem or its wholly-owned subsidiaries are also entitled to cash fees equal to $7,500 per calendar quarter commencing with the quarterly period ending March 31, 2012. Notwithstanding the foregoing, the Compensation Committee shall have the discretion to renew or adjust, as appropriate, this Board of Directors Compensation Plan at the end of each calendar year, including with respect to whether to continue offering the choice under such plan between options and stock. In accordance with the above, on January 4, 2012 the Company issued an aggregate of 410,000 options to purchase shares of our Common Stock at a per share exercise price of $0.52 and 580,000 shares of our Common Stock (120,000 of which were granted under the Company’s 2009 Non-U.S. Plan).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the number of shares of NeoStem Common Stock beneficially owned as of April 20, 2012 by:

•	each of NeoStem’s named executive officers;

•	each of NeoStem’s current directors;

•	all of NeoStem’s current directors and executive officers as a group; and

•	each person who is known by NeoStem to beneficially own 5% or more of the NeoStem Common Stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person possesses sole or shared voting or investment power. Shares of NeoStem Common Stock that may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days after the date indicated in the table are deemed beneficially owned by the optionees or warrant holders. Unless otherwise indicated, and subject to any applicable community property laws, to NeoStem’s knowledge the persons or entities named in the table below have sole voting and investment power with respect to all shares indicated as beneficially owned by them.

Unless otherwise indicated, the address of the beneficial owner is c/o NeoStem, Inc., 420 Lexington Avenue, Suite 450, New York, NY 10170.

As of April 20, 2012, there were 132,351,254 shares of NeoStem Common Stock outstanding. As of such date, the current directors and executive officers of NeoStem collectively owned beneficially 47,702,228 shares, or approximately 32.6% of the outstanding shares.

Name and Address of Beneficial Holder	Number of Shares Beneficially Owned		Percentage of Common Stock Beneficially Owned
Robin L. Smith, M.D. Chief Executive Officer and Chairman of the Board	5,201,218	(1)	3.8%
Andrew L. Pecora, M.D., F.A.C.P. Chief Medical Officer and Director of NeoStem, Chief Medical Officer of PCT and Chief Scientific Officer of Amorcyte	2,677,577	(2)	2.0%
Robert A. Preti, Ph.D. President and Chief Scientific Officer of PCT	2,374,812	(3)	1.8%
Richard Berman Director	452,721	(4)	0.3%
Steven S. Myers Director	1,537,334	(5)	1.2%
Drew Bernstein Director	503,334	(6)	0.4%
Edward C. Geehr, M.D. Director	335,000	(7)	0.3%
Eric H.C. Wei Director	26,629,874	(8)(9)	19.5%
RimAsia Capital Partners, L.P. RimAsia Capital Partners GP, L.P. RimAsia Capital Partners GP, Ltd. 1807 Harbour Centre 25 Harbour Road Wanchai Hong Kong	26,529,874	(9)	19.5%
Martyn Greenacre Director	120,000		0.1%
Shi Mingsheng Director of NeoStem and Chairman of the Board, Erye	4,985,770	(10)(11)	3.7%
Fullbright Finance Limited (“Fullbright”) Suite 1307, Tongmei Center 43 East Queen’s Road Wanchai Hong Kong	4,290,770	(11)	3.2%
Sabby Management LLC Hal Mintz c/o Sabby Management, LLC 10 Mountainview Road, Suite 205 Upper Saddle River, New Jersey 07458	7,500,000	(12)	5.67%
All Directors and Executive Officers as a group (fifteen persons)	47,702,228	(13)(14)	32.6%

The address for each officer and director is c/o NeoStem, Inc., 420 Lexington Avenue, Suite 450, New York, NY 10170.

(1) Includes (i) options to purchase up to 3,676,220 shares of our common stock which are exercisable within 60 days of April 20, 2012 and (ii) warrants to purchase up to 40,317 shares of our common stock which are exercisable within 60 days of April 20, 2012. Dr. Smith will also acquire shares of our common stock pursuant to her agreement (approved by the Compensation Committee) to accept shares of common stock in lieu of cash payment of her salary from time to time, which is being superseded by participation in the 2012 Option Program as of May 1, 2012.

(2) Includes (i) options to purchase up to 305,000 shares of our common stock which are exercisable within 60 days of April 20, 2012 and (ii) warrants to purchase up to 358,595 shares of our common stock which are exercisable within 60 days of April 20, 2012. Dr. Pecora will also acquire shares of our common stock pursuant to his agreement in April 2012 (approved by the Compensation Committee) to accept shares of common stock in lieu of cash payment of his salary as determined by Dr. Pecora on a quarterly basis. To date, Dr. Pecora has chosen to accept shares of our common stock for the second quarter of 2012, which is being superseded by participation in the 2012 Option Program as of May 1, 2012.

(3) Includes (i) options to purchase up to 219,633 shares of our common stock which are exercisable within 60 days of April 20, 2012 and (ii) warrants to purchase up to 343,032 shares of our common stock which are exercisable within 60 days of April 20, 2012.

(4) Includes options to purchase up to 282,721 shares of our common stock which are exercisable within 60 days of April 20, 2012.

(5) Includes options to purchase up to 282,721 shares of common stock which are exercisable within 60 days of April 20, 2012.

(6) Includes options to purchase up to 503,334 shares of common stock which are exercisable within 60 days of April 20, 2012.

(7) Includes options to purchase up to 335,000 shares of common stock which are exercisable within 60 days of April 20, 2012.

(8) Includes options to purchase up to100,000 shares of common stock which are exercisable within 60 days of April 20, 2012.

(9) Includes (i) 22,529,874 shares of our common stock, 9,086,124 of which were issued upon the conversion of 8,177,512 shares of Series C Convertible Preferred Stock held by RimAsia Capital Partners, L.P. and (ii) warrants to purchase up to 4,000,000 shares of our common stock which are exercisable within 60 days of April 20, 2012. These shares are held by RimAsia Capital Partners, L.P., a Cayman Islands exempted limited partnership (“RimAsia”). RimAsia Capital Partners GP, L.P., a Cayman Islands exempted limited partnership (“RimAsia GP”), is the general partner of RimAsia. RimAsia Capital Partners GP, Ltd., a Cayman Islands exempted company (“RimAsia Ltd.”), is the general partner of RimAsia GP. Mr. Wei, one of our directors, is the sole director of RimAsia Ltd. RimAsia, RimAsia GP, RimAsia Ltd. and Mr. Wei has the sole power to vote and dispose of our common stock held by RimAsia.

(10) Mr. Shi is the Chairman of the Board of Erye, a principal shareholder of EET and Fullbright and a director of the Company. Includes options to purchase up to 520,000 shares of our common stock which are exercisable within 60 days of April 204, 2012.

(11) Includes (i) 3,650,770 shares of our common stock and (ii) warrants to purchase up to 640,000 shares of common stock which are exercisable within 60 days of April 20, 2012, held by Fullbright Finance Limited. Fullbright is a corporation organized under the laws of the British Virgin Islands and is majority owned by Mr. Shi and Madam Zhang, General Manager of Erye and our VP of Pharmaceutical Operations, who have shared power to vote and dispose of the shares of our common stock held by Fullbright and, as a result, may be deemed to beneficially own the shares of our common stock held by Fullbright. The table reflects 1,680,000 shares of our common stock that were pledged to us in connection with the Erye Merger.

(12) This information was obtained from a Schedule 13G filed with the Securities and Exchange Commission on April 18, 2012 by the reporting persons. In the Schedule 13G, the reporting persons stated that the Schedule 13G was being filed on behalf of: Sabby Management, LLC, a Delaware limited liability company, and Hal Mintz. The reporting persons further stated that Sabby Management, LLC and Hal Mintz do not directly own any shares of our common stock but each indirectly beneficially owns 7,500,000 shares of our common stock. The reporting persons further stated that their beneficial ownership is as follows: Sabby Management, LLC indirectly owns 7,500,000 shares of our common stock because it serves as the investment manager of Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd., each of which is a Cayman Islands company that directly hold 5,000,000 and 2,500,000 shares of our common stock, respectively, and Hal Mintz indirectly owns 7,500,000 shares of common stock in his capacity as manager of Sabby Management, LLC. Sabby Management, LLC and Hal Mintz have shared voting power to vote and dispose of the 7,500,000 shares of our common stock beneficially owned.

(13) See footnotes 1 – 8 and 10. Includes shares and exercisable rights owned by RimAsia Capital Partners and Fullbright Finance Limited set forth in footnotes 9 and 11.

(14) Includes (i) options to purchase up to 2,301,057 shares of common stock which are exercisable within 60 days of April 20, 2012 and (ii) warrants to purchase up to 9,500 shares of common stock which are exercisable within 60 days of April 20, 2012 held by executive officers not individually listed in this table of the Company and its subsidiaries.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our equity compensation plans as of December 31, 2011. In the following table, the equity compensation plans approved by security holders include the NeoStem, Inc. 2003 Equity Participation Plan (the “2003 Plan”), the NeoStem, Inc. 2009 Equity Compensation Plan (the “2009 Plan”) and the NeoStem, Inc. 2009 Non-U.S. Based Equity Compensation Plan (the “2009 Non-U.S. Plan”). These plans were our only equity compensation plans approved by security holders in existence as of December 31, 2011.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected
Plan category	warrants and rights (a)	warrants and rights (b)	in column(a)) (c)
Equity compensation plans approved by security holders	17,143,505	$1.71	10,425,422
Equity compensation plans not approved by security holders (1)	1,708,000	$1.71	-
Total	18,851,505	$1.71	10,425,422

(1)	Consists of individual grants of warrants to seventeen service providers to the Company, no one of which is individually material.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 3, 2011, NeoStem consummated a private placement pursuant to which five persons and entities acquired an aggregate of 2,343,750 shares of NeoStem Common Stock for an aggregate consideration of $3,000,000 (purchase price $1.28 per share). The investors included Steven S. Myers (a NeoStem director) (who purchased 390,625 shares) and Dr. Andrew L. Pecora (the Chief Medical Officer of NeoStem’s subsidiary PCT, and subsequently the Chief Medical Officer of NeoStem and Chief Scientific Officer of NeoStem’s subsidiary Amorcyte) (who purchased 78,125 shares).

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

In accordance with the PCT Merger Agreement, the stock consideration paid by NeoStem in exchange for the membership interests of PCT was deposited into an escrow account for eventual distribution to the former members of PCT. Dr. Pecora, Dr. Robert A. Preti (PCT’s President and Chief Scientific Officer prior to the PCT Merger, and who following the PCT Merger serves as PCT’s President pursuant to an employment agreement that became effective upon the PCT Merger closing) and George S. Goldberger (PCT’s Chief Business and Financial Officer, Treasurer and Secretary prior to the PCT Merger, and who following the PCT Merger serves as PCT’s Vice President — Business Development pursuant to an employment agreement that became effective upon the PCT Merger closing), beneficially owned approximately 17.2%, 17.0% and 2.5%, respectively, of the membership interests of PCT that were outstanding immediately prior to the closing of the PCT Merger. Certain of the shares of NeoStem Common Stock issued to these three individuals have been released from escrow earlier than the first release of shares for other members of PCT for the purpose of enabling them to pay taxes that will be due as a result of the PCT Merger. As of April 20, 2012, Dr. Pecora, Dr. Preti and Mr. Goldberger beneficially own 2,677,577, 2,374,812 and 458,181 shares, respectively, of the outstanding NeoStem Common Stock, representing respectively 2.0%, 1.8% and 0.3% of the NeoStem Common Stock.

Dr. Pecora beneficially owned approximately 17.2% of the membership interests of PCT that were outstanding immediately prior to the closing of the PCT Merger. Pursuant to the PCT Merger, Dr. Pecora received the right to 1,844,527 shares of NeoStem Common Stock (with an aggregate value of $2,766,790 based on the closing price of the NeoStem Common Stock on the date of closing) and Warrants (with an aggregate estimated value of $342,000) to purchase an aggregate of 522,030 shares of NeoStem Common Stock, with one-third (174,010) of such Warrants each exercisable at a per share purchase price of $3.00, $5.00 and $7.00, respectively (the $7.00 warrants vesting only upon the achievement of a business milestone). Dr. Preti beneficially owned approximately 17.0% of the membership interests of PCT that were outstanding immediately prior to the closing of the PCT Merger. Pursuant to the PCT Merger, Dr. Preti received the right to 1,791,880 shares of NeoStem Common Stock (with an aggregate value of $2,687,820 based on the closing price of the NeoStem Common Stock on the date of closing) and Warrants (with an aggregate estimated value of $332,000) to purchase an aggregate of 507,129 shares of NeoStem Common Stock, with one-third (169,043) of such Warrants each exercisable at a per share purchase price of $3.00, $5.00 and $7.00, respectively (the $7.00 warrants vesting only upon the achievement of a business milestone).

The Company acquired Amorcyte, Inc. (the “Amorcyte Merger”) on October 17, 2011 in accordance with the terms of the Agreement and Plan of Merger, dated as of July 13, 2011 (the “Amorcyte Merger Agreement”).  As a result of the consummation of the Amorcyte Merger, Amorcyte is now a wholly-owned subsidiary of NeoStem.  Amorcyte had originally been incorporated as a subsidiary of PCT and was spun off to PCT’s members prior to NeoStem’s January 19, 2011 acquisition of PCT. At the time the Amorcyte Merger Agreement was entered into, Dr. Pecora and George Goldberger were officers of both PCT and Amorcyte. Dr. Pecora was Amorcyte’s Chief Scientific Officer prior to the Amorcyte Merger and continues to serve in such capacity for no additional consideration.   Mr. Goldberger was Vice President – Business Development of PCT and Chief Financial Officer of Amorcyte. Dr. Pecora, Mr. Goldberger and Dr. Preti were all stockholders of Amorcyte.

In accordance with the terms of the Amorcyte Merger Agreement, the stock consideration paid by NeoStem in exchange for the equity interests of Amorcyte was deposited into an escrow account for eventual distribution to the former security holders of Amorcyte. Dr. Pecora beneficially owned approximately 15.6 % of the common stock, and 0.6% of the Series A preferred stock, respectively, as well as certain options of Amorcyte, that were outstanding immediately prior to the closing of the Amorcyte Merger. Pursuant to the Amorcyte Merger, Dr. Pecora received the right to 32,852 shares of NeoStem Common Stock (with an aggregate value of $21,025 based on the closing price of the Company’s Common Stock on the date of closing) and Series AMO Warrants (with an estimated aggregate value of $10,000) to purchase 10,575 shares of NeoStem Common Stock at a per share purchase price of $1.466.   Dr. Preti beneficially owned approximately 15.6 % of the common stock, and 0.3% of the Series A preferred stock, respectively, as well as certain options of Amorcyte, that were outstanding immediately prior to the closing of the Amorcyte Merger. Pursuant to the Amorcyte Merger, Dr. Preti received the right to 15,364 shares of NeoStem Common Stock (with an aggregate value of $9,833 based on the closing price of the Company’s Common Stock on the date of closing) and Series AMO Warrants (with an estimated aggregate value of $1,771) to purchase 4,946 shares of NeoStem Common Stock at a per share purchase price of $1.466. The Amorcyte Merger Agreement additionally provides that the former equity holders of Amorcyte have the right to receive additional shares of NeoStem’s Common Stock, which will be issued only if certain business milestones specified in the Amorcyte Merger Agreement are accomplished, as well as certain earn-out payments upon the commercialization of AMR-001, Amorcyte’s lead product candidate for the treatment of acute myocardial infarction.

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

Effective March 10, 2011, Matthew Henninger entered into a consulting agreement with NeoStem’s subsidiary PCT, pursuant to which Mr. Henninger was engaged for a three month term to serve as an advisor to PCT with regard to the development of the “Family Plan,” a multi-generational stem cell collection and storage service. In consideration therefor, Mr. Henninger was granted an option to purchase 150,000 shares of NeoStem Common Stock under the 2009 Plan at $1.60 per share (Black Scholes value $129,000) vesting over the term of the agreement. Pursuant to an amendment and extension of this agreement in April and May, 2011, respectively, Mr. Henninger’s term of service was extended through September 9, 2011, for which he received 75,000 shares of NeoStem Common Stock (market value $115,000), $5,000 per month for a three month period and reimbursement of health insurance premiums. In September 2010 the PCT management with the approval of the Audit Committee extended the term further through December 31, 2011, in connection with which Mr. Henninger received a $25,000 bonus related to prior performance, a monthly fee of $10,000 and continued insurance reimbursement. The term was further extended to March 31, 2012 with the approval of the Audit Committee, in connection with which Mr. Henninger was granted an option to purchase 75,000 shares of NeoStem Common Stock under the 2009 Plan at $0.52 per share (Black Scholes value $20,696) vesting over the term of the extension, $10,000 per month for a three month period and continued insurance reimbursement. Mr. Henninger is in an exclusive relationship with the CEO of NeoStem.

On July 27, 2010, consistent with NeoStem’s previously disclosed intention to provide support for The Stem for Life Foundation, a Pennsylvania nonprofit corporation classified as a tax-exempt organization under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended (the “Code”), whose mission is to promote public awareness, fund research and development and subsidize stem cell collection and storage programs, NeoStem issued to the Foundation 150,000 shares of restricted NeoStem Common Stock with a fair value of $298,500. The issuance of such securities was subject to the approval of the NeoStem Board of Directors, the Audit Committee and the NYSE Amex. On July 2, 2010, NeoStem contributed $75,000 in cash to the Foundation. NeoStem’s CEO and Chairman is President and a Trustee of the Foundation, its General Counsel is Secretary and a Trustee of the Foundation and its Chief Financial Officer is Treasurer of the Foundation. In 2011, NeoStem contributed to the Foundation 407,600 shares of previously issued restricted NeoStem Common Stock with a fair value of approximately $607,000. The contribution of such securities was subject to the approval of the NeoStem Board of Directors and the Audit Committee.

Pursuant to the terms and subject to the conditions set forth in the Erye Merger Agreement, which closed in October 2009, all of the shares of common stock, par value $.01 per share, of CBH (“CBH Common Stock”), issued and outstanding immediately prior to the effective time of the Erye Merger (the “Erye Effective Time”), were converted into the right to receive, in the aggregate, 7,150,000 shares of NeoStem Common Stock. Additionally, subject to the cancellation of outstanding warrants to purchase shares of CBH Common Stock held by RimAsia (then a beneficial holder of more than 5% of NeoStem’s voting securities), and the sole holder of shares of Series B Convertible Preferred Stock, par value $0.01 per share, of CBH (“CBH Series B Preferred Stock”), all of the shares of CBH Series B Preferred Stock issued and outstanding immediately prior to the effective time of the Erye Merger were converted into the right to receive, in the aggregate, (i) 6,458,009 shares of NeoStem Common Stock (having an approximate value of $12,270,217 as of the effective time of the Erye Merger) and (ii) 8,177,512 shares of NeoStem Series C Preferred Stock (having an approximate value of $17,263,600 as of the effective time of the Erye Merger), each with a liquidation preference of $1.125 per share and convertible into 9,086,124 shares of NeoStem Common Stock at an initial exercise price of $0.90. On May 17, 2010, RimAsia at its option converted its shares of Series C Preferred Stock into 9,086,124 shares of NeoStem Common Stock, and on May 25, 2010, received a cash payment of $153,500 which is equal to the dividends accrued but unpaid through from January 1, 2010 to May 17, 2010.

For assistance in effecting the Erye Merger, 125,000 shares of NeoStem Common Stock (having an approximate value of $237,500) were issued to Fullbright Finance Limited (“Fullbright”). Fullbright, a corporation organized in the British Virgin Islands, was then a beneficial holder of more than 5% of NeoStem’s voting securities. The principal shareholders of Fullbright are Madam Zhang Jian (then an officer and director of CBH and an officer of Erye) and Shi Mingsheng (then an officer and director of CBH, a director of Erye and Chairman of Fullbright). In addition, in connection with the Erye Merger, an aggregate of 203,338 shares of NeoStem Common Stock (having an approximate value of $386,350) were issued to Fullbright. Mr. Shi is the majority shareholder, and Madam Zhang Jian is a significant shareholder, of Erye Economy and Trading Co. Ltd (“EET”), the holder of a 49% interest in Erye. Mr. Shi is currently an officer of Erye and a director of NeoStem. Madam Zhang Jian is currently an officer of Erye and an executive officer of NeoStem.

As a result of the Erye Merger, NeoStem owns 51% of Erye, and EET owns the remaining 49% ownership interest. In connection with the Erye Merger, NeoStem and EET negotiated a revised joint venture agreement which will govern our respective rights and obligations with respect to Erye. Pursuant to the terms and conditions of the October 2009 Erye Joint Venture Agreement, dividend distributions to EET and the Company’s subsidiary will be made in proportion to their respective ownership interests in Erye; provided, however, that for the three-year period commencing on the first day of the first fiscal quarter after the Joint Venture Agreement became effective distributions are made as follows: for undistributed profits generated subsequent to the acquisition date: (i) the 49% of undistributed profits (after tax) of the joint venture due EET will be distributed to EET and lent back to Erye to help finance costs in connection with its construction of and relocation to a new facility (to be repaid gradually after construction is completed); and (ii) of the net profit (after tax) of the joint venture due the Company, 45% will be provided to Erye as part of the new facility construction fund and will be characterized as additional paid-in capital for the Company’s 51% interest in Erye, and 6% will be distributed to the Company. For undistributed profits generated prior to the acquisition date: (i) the 49% of undistributed profits (after tax) of the joint venture due EET will be distributed to EET and lent back to Erye to help finance costs in connection with its construction of and relocation to a new facility (to be repaid gradually after construction is completed); and (ii) of the net profit (after tax) of the joint venture due the Company, 51% will be provided to Erye as part of the new facility construction fund and will be characterized as additional paid-in capital for the Company’s 51% interest in Erye. It was contemplated by the Joint Venture Agreement that the construction would continue for three years. As such, 45% of the dividend we would be entitled to by reason of our 51% ownership would remain in Erye through 2012 to complete the construction while EET would loan back their dividend during the same period at a prevailing bank interest rate. Upon a liquidity event of Erye, as contemplated in the joint venture agreement, the Company will be entitled to the return of its dividend reinvestments to the extent of the proceeds generated by the liquidity event. Repayment of such loans from EET would occur gradually after the construction is completed. In January 2011, a dividend totaling approximately $13,671,100 based on earnings for Fiscal Year 2009 was declared and approximately $6,698,800 was distributed to EET and lent back to Erye and approximately $6,972,300 due the Company was reinvested and re-characterized as additional paid-in capital in the business. In April 2011, a dividend totaling $10,259,700 based on earnings for Fiscal Year 2010 was declared and approximately $5,027,300 was distributed to EET and lent back to Erye, and approximately $5,232,400 due the Company was reinvested and re-characterized as additional paid-in capital in the business. A 10% withholding tax was required on dividends payable to the Company. As a result, Erye withheld approximately $1,220,500 in taxes related to the Company’s Fiscal Year 2009 and 2010 dividend amounts, and such amount has been paid to the local Chinese tax authorities as of December 31, 2011.

At December 31, 2011 and 2010, Erye owed EET, the 49% shareholder of Erye, approximately $20,862,700 and $8,301,400, respectively, which represents dividends paid and loaned back to Erye. At December 31, 2011 and 2010 the interest rate on this loan was 6.56% and 5.31%, respectively. In June 2011 Erye paid EET approximately $875,100 consisting of the net of the following: $1,115,000 of unpaid accrued interest at June 30, 2011, approximately $408,700 repayment of a non interest bearing loan due in 2011 and recovery of cash advances to EET of approximately $648,600. In December 2011 Erye paid EET approximately $125,100 of unpaid accrued interest with bank draft due in June 2012. In February 2010, Erye made an interest payment of approximately $198,500 to EET.

In connection with the Erye Merger, the exercise price of certain of NeoStem’s outstanding warrants was reduced. Certain of NeoStem’s executive officers and directors held warrants to purchase NeoStem Common Stock at $8.00 per share, and following the Erye Merger, the exercise price of such warrants was reduced to approximately $6.18 per share. These warrants were held by NeoStem’s Chairman and CEO — Robin L. Smith (25,427), its Vice President and General Counsel — Catherine M. Vaczy (2,000), and two of its directors — Richard Berman (11,364) and Steven Myers (22,728). Certain stock options were also re-priced. For a description of the repricing of certain employee stock options, please see the discussion in appearing under the caption “Outstanding Equity Awards at Fiscal Year-End — The Repricing,” above.

Robin L. Smith, NeoStem’s Chairman and Chief Executive Officer, and Steven Myers, a member of NeoStem’s Board of Directors and a member of each of NeoStem’s Audit Committee, its Compensation Committee and its Nominating and Governance Committee (of which Nominating and Governance Committee Mr. Myers became Chairman in March 2009), were holders of CBH Common Stock at the time of the Erye Merger. Dr. Smith was the beneficial owner of 389,966 shares of CBH Common Stock that were acquired commencing in 2005. Mr. Myers was the beneficial owner of 285,714 shares of CBH Common Stock that were acquired in 2005. Accordingly, a special committee of NeoStem’s Board of Directors (comprised of Mark Weinreb, Richard Berman and Joseph Zuckerman) approved on behalf of NeoStem the execution of the Erye Merger Agreement and the transactions contemplated thereby. Based on the $1.90 closing price of the NeoStem Common Stock on October 30, 2009 and the conversion of CBH Common Stock into NeoStem Common Stock in the Erye Merger, the approximate transaction value of the holdings in CBH of each of Dr. Smith and Mr. Myers was $142,384 and $104,320, respectively.

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

On February 25, 2009 and March 6, 2009, respectively, NeoStem issued promissory notes (the “Notes”) to RimAsia (then a beneficial holder of more than 5% of NeoStem’s voting securities) in the principal amounts of $400,000 and $750,000, respectively. The Notes had an interest rate of 10% per annum and were due and payable on October 31, 2009 or earlier, in the event NeoStem raised over $10 million through an equity financing. On April 9, 2009 these notes and the related accrued interest were repaid from the proceeds of the $11,000,000 April 2009 private placement of shares of NeoStem’s Series D Convertible Redeemable Preferred Stock and warrants to purchase shares of NeoStem Common Stock.

In April 2009, RimAsia (then a beneficial holder of more than 5% of NeoStem’s voting securities) purchased NeoStem Series D Convertible Redeemable Preferred Stock and warrants for aggregate consideration of $5,000,000. A portion of the proceeds were used to repay the principal and interest on the Notes issued to RimAsia in February and March 2009 and certain other costs advanced by RimAsia in connection with NeoStem’s expansion activities in China. Mr. Wei, now a director of NeoStem, is managing partner of RimAsia.

In June 2009, NeoStem signed an agreement (the “Network Agreement”) with Enhance BioMedical Holdings Limited (“Enhance BioMedical”), a Shanghai corporation and then the beneficial owner of more than 5% of the outstanding NeoStem Common Stock, to develop a stem cell collection and treatment network using NeoStem’s proprietary stem cell technologies in Shanghai and Taiwan, as well certain other Chinese provinces. Enhance BioMedical is a subsidiary of Enhance Holding Corporation. Under the Network Agreement, Enhance BioMedical has the exclusive rights to utilize NeoStem’s proprietary adult stem cell technologies identified by NeoStem from time to time to provide adult stem cell services and therapies in the Asian territory. NeoStem agreed to provide training to Enhance BioMedical staff in the proprietary knowledge, technology and operating procedures needed to provide Enhance BioMedical clients with these services. In return, NeoStemis entitled to a technical assistance fee, a stated royalty on gross revenues generated by Enhance BioMedical from providing the NeoStem stem cell services for the duration of the renewable 10-year Network Agreement, and also may receive certain other fees. During the year ended December 31, 2009, we received from Enhance BioMedical an aggregate of approximately $286,000 in license fees and expense reimbursement. No payments were received in 2010. For the year ended December 31, 2011, we received a royalty payment of $200,000.

On July 1, 2009, NeoStem, CBH, CBC and RimAsia, which, at the time was a significant stockholder of NeoStem and CBH, entered into a Funding Agreement pursuant to which RimAsia agreed to supply additional funding to both us and CBH in an amount up to $1.6 million. Pursuant to the terms of the Funding Agreement such amount would be deemed settled upon the receipt by RimAsia of certain Erye Merger consideration. RimAsia received a total of 6,458,009 shares of NeoStem Common Stock and 8,177,512 shares of NeoStem’s Series C Convertible Preferred Stock in the merger with CBH, each with a liquidation preference of $1.125 and convertible into shares of NeoStem Common Stock at an initial conversion price of $.90, which satisfied NeoStem’s obligations under the Funding Agreement.

Director Independence

For information regarding director independence, please refer to the discussion set forth in Item 10 under the caption, ‘Corporate Governance-Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Accounting Fees and Other Accounting Matters

As previously reported, the engagement of Deloitte & Touche LLP (“Deloitte & Touche”) as the Company’s independent registered public accounting firm ended following its interim review of the Company’s financial statements for the quarter ended June 30, 2011. Grant Thornton LLP (“Grant Thornton”) was engaged to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2011 commencing with the interim period ending September 30, 2011, and accordingly, Grant Thornton audited the Company’s financial statements for the fiscal year ended December 31, 2011. The following table sets forth a summary of the fees billed or expected to be billed to us (i) by Grant Thornton for professional services rendered for the fiscal year ended December 31, 2011 and (ii) by Deloitte & Touche for professional services rendered for the fiscal year ended December 31, 2010.

Fee Category	Fiscal 2011 Fees	Fiscal 2010 Fees
Audit Fees(1)	$605,521	$787,500
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$1,938	$2,400
Total Fees	$607,459	$789,900

(1)	Audit Fees consist of aggregate fees billed or expected to be billed for professional services rendered for the audit of the Company’s annual consolidated financial statements included in the Company’s Annual Reports on Form 10-K and review of the interim consolidated financial statements included in Quarterly Reports on Form 10-Q or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2011 and December 31, 2010, respectively. For 2011 and 2010, such fees also include services relating to the comfort letter issued in connection with the Company’s July 2011 and November 2010 financings and review of S-4 filings related to the Company’s PCT Merger and Amorcyte Merger.

(2)	Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of aggregate fees billed or expected to be billed for professional services rendered for tax compliance, tax advice and tax planning. These fees related to preparation of the Company’s federal and state income tax returns and other tax compliance activities.

(4)	All Other Fees consist of aggregate fees billed for products and services provided by Grant Thornton or Deloitte & Touche (as applicable), other than those disclosed above.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(3) EXHIBITS:

The following exhibits are filed with this Amendment No. 1:

Exhibit No.	Description
10.107	Letter Agreement effective April 11, 2012 between NeoStem, Inc. and Andrew Pecora, M.D., F.A.C.P.+

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+ Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on April 27, 2012.

NEOSTEM, INC.

By	/s/ Robin L. Smith, M.D.
Name: Robin L. Smith, M.D.
Title: Chief Executive Officer

EXHIBIT INDEX

The following exhibits are filed with this Amendment No. 1:

Exhibit No.	Description
10.107	Letter Agreement effective April 11, 2012 between NeoStem, Inc. and Andrew Pecora, M.D., F.A.C.P.+

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+ Management contract or compensatory plan, contract or arrangement.

