Form 10-Q
period 2012-03-31
NeoStem, Inc.
filed 2012-05-11
CIK 320017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Yes  ☐     No  ☒

132,603,494 SHARES, $.001 PAR VALUE, AS OF May 4, 2012

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NEOSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$21,771,389	$12,642,147
Accounts receivable trade, net of allowance for doubtful accounts
of $630,707 and $501,841, respectively	10,438,972	6,536,176
Inventory	17,982,323	17,153,396
Deferred income taxes	628,499	463,689
Prepaids and other current assets	2,154,614	1,427,328
Assets related to discontinued operations	-	1,793,457
Total current assets	52,975,797	40,016,193

Property, plant and equipment, net	47,327,890	48,106,439
Land use rights, net	4,875,876	4,872,444
Goodwill	19,666,460	19,613,470
Intangible assets, net	36,273,850	36,932,431
Other assets	6,164,428	5,786,803

	$167,284,301	$155,327,780

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$19,395,210	$10,237,524
Accrued liabilities	3,430,310	2,796,018
Bank loans	15,810,000	15,712,000
Notes payable	254,387	148,062
Mortgages payable	3,582,072	3,635,061
Income taxes payable	1,073,313	621,553
Deferred income taxes	655,125	651,064
Unearned revenues	2,934,966	2,436,532
Liabilities related to discontinued operations	-	208,830
Total current liabilities	47,135,383	36,446,644

Long-term Liabilities
Deferred income taxes	9,171,633	9,300,945
Unearned revenues	156,466	169,198
Notes payable	50,775	-
Derivative liabilities	387,172	474,463
Acquisition-related contingent consideration	3,130,000	3,130,000
Amount due related parties	21,293,056	20,862,686
Total long-term liabilities	34,189,102	33,937,292

Commitments and Contingencies

Redeemable Securities
Convertible Redeemable Series E Preferred Stock;
10,582,011 shares designated, liquidation value $1.00 per share;
issued and outstanding 5,486,969 and 6,662,748 shares,
at March 31, 2012 and December 31, 2011, respectively	4,182,482	4,811,326
	4,182,482	4,811,326

EQUITY
Shareholders' Equity
Preferred stock; authorized, 20,000,000 shares
Series B convertible redeemable preferred stock
liquidation value, 1 share of common stock, $.01 par value;
825,000 shares designated; issued and outstanding,
10,000 shares at March 31, 2012 and December 31, 2011	100	100
Common stock, $.001 par value, authorized 500,000,000 shares;
issued and outstanding, 129,887,148 and 109,329,587 shares,
at March 31, 2012 and December 31, 2011, respectively	129,887	109,330
Additional paid-in capital	211,635,762	200,858,638
Accumulated deficit	(152,550,831)	(143,094,854)
Accumulated other comprehensive income	4,156,186	4,152,343
Total NeoStem, Inc. shareholders' equity	63,371,104	62,025,557
Noncontrolling interests	18,406,230	18,106,961
Total equity	81,777,334	80,132,518
	$167,284,301	$155,327,780

See accompanying notes to consolidated financial statements.

NEOSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues	$22,056,768	$19,590,958
Cost of revenues	16,321,520	14,276,501
Gross profit	5,735,248	5,314,457

Research and development	2,714,507	2,755,192
Selling, general, and administrative	9,452,200	9,634,895
Operating Expenses	12,166,707	12,390,087

Operating loss	(6,431,459)	(7,075,630)

Other income (expense):
Other income (expense), net	166,703	(250,437)
Interest expense	(1,096,133)	(852,243)
	(929,430)	(1,102,680)

Loss from continuing operations before provision for
income taxes and noncontrolling interests	(7,360,889)	(8,178,310)
Provision for income taxes	122,261	592,648
Net loss from continuing operations	(7,483,150)	(8,770,958)

Loss from discontinued operations - net	(1,723,718)	(928,800)
Net loss	(9,206,868)	(9,699,758)

Less - net income attributable to noncontrolling interests	141,265	473,233
Net loss attributable to NeoStem, Inc.	(9,348,133)	(10,172,991)

Preferred dividends	107,844	186,633
Net loss attributable to NeoStem, Inc. common shareholders	$(9,455,977)	$(10,359,624)

Basic and diluted (loss) per share attributable to:
Continuing operations	$(0.07)	$(0.12)
Discontinued operations	$(0.02)	$(0.01)
NeoStem, Inc. common shareholders	$(0.08)	$(0.14)

Weighted average common shares outstanding	111,806,949	73,654,165

See accompanying notes to consolidated financial statements.

NEOSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net loss	$(9,206,868)	$(9,699,758)

Other comprehensive income (loss):
Foreign currency translation elimination on discontinued operations	(169,993)	-
Foreign currency translation	331,841	1,517,669
Total other comprehensive income	161,848	1,517,669

Comprehensive loss	(9,045,020)	(8,182,089)

Comprehensive income attributable to noncontrolling interests	158,005	1,216,900

Comprehensive net loss attributable to NeoStem, Inc. common shareholders	$(9,203,025)	$(9,398,989)

See accompanying notes to consolidated financial statements.

NEOSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total NeoStem, Inc. Shareholders'	Non- Controlling Interest in
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Subsidiary	Total Equity
Balance at December 31, 2011	10,000	$100	109,329,587	$109,330	$200,858,638	$4,152,343	$(143,094,854)	$62,025,557	$18,106,961	$80,132,518

Net loss	-	-	-	-	-	-	(9,348,133)	(9,348,133)	141,265	(9,206,868)
Foreign currency translation	-	-	-	-	-	3,843	-	3,843	158,004	161,847
Share-based compensation	-	-	861,004	861	2,475,805	-	-	2,476,666	-	2,476,666
Proceeds from issuance of common stock	-	-	18,465,404	18,465	7,672,594	-	-	7,691,059	-	7,691,059
Repayment of Series E Preferred Principal and Dividends	-	-	1,231,153	1,231	628,725	-	(107,844)	522,112	-	522,112
								-		-
Balance at March 31, 2012	10,000	$100	129,887,148	$129,887	$211,635,762	$4,156,186	$(152,550,831)	$63,371,104	$18,406,230	$81,777,334

See accompanying notes to consolidated financial statements.

NEOSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(9,206,868)	$(9,699,758)
Adjustments to reconcile net loss to net cash used in
operating activities:
Common stock, stock options and warrants issued
as payment for compensation, services rendered and interest expense	2,476,666	2,018,902
Depreciation and amortization	2,170,111	2,203,684
Amortization of preferred stock discount and issuance cost	471,934	676,123
Changes in fair value of derivative liability	(87,291)	262,667
Loss on exit of segment	1,138,006	-
Write off of acquired in-process research and development	-	927,000
Non-cash interest expense	335,107	83,207
Contributions paid with common stock	-	607,363
Bad debt expense (recovery)	347,927	(1,516)
Deferred income taxes	(325,905)	(228,352)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Prepaid expenses and other current assets	(614,672)	(125,791)
Accounts receivable	(4,218,650)	(822,776)
Inventory	(726,303)	(3,050,771)
Unearned revenues	477,635	(573,210)
Other assets	(362,258)	-
Accounts payable, accrued expenses and other current liabilities	10,230,966	(2,471,865)
Net cash provided by (used in) operating activities	2,106,405	(10,195,093)
Cash flows from investing activities:
Cash received in acquisitions	-	227,942
Change in restricted cash used as collateral for notes payable	-	(2,625,344)
Acquisition of property and equipment	(110,071)	(707,224)
Net cash used in investing activities	(110,071)	(3,104,626)
Cash flows from financing activities:
Net proceeds from issuance of capital stock	7,691,059	3,592,723
Repayment of mortgage loan	(52,988)	(2,320)
Proceeds of bank loan	-	1,518,000
Proceeds from notes payable	223,433	7,249,117
Repayment of notes payable	(66,333)	(2,277,000)
Repayment of debt to related party	(34,673)	(3,000,000)
Repayment of preferred stock	(575,000)	-
Net cash provided by financing activities	7,185,498	7,080,520
Impact of changes of foreign exchange rates	(52,590)	18,679
Net increase/(decrease) in cash and cash equivalents	9,129,242	(6,200,520)
Cash and cash equivalents at beginning of year	12,642,147	15,612,391
Cash and cash equivalents at end of period	$21,771,389	$9,411,871

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$620,000	$34,500
Taxes	286,100	1,295,800

Supplemental Schedule of non-cash investing activities
Acquisition of property and equipment	-	389,300
Capitalized interest	55,400	130,100
Supplemental schedule of non-cash financing activities
Common stock and warrants issued with the acquisition of PCT	-	17,866,200
Common stock issued pursuant to the redemption of Convertible Redeemable Series E 7% Preferred Stock	525,800	783,900
Common stock issued in payment of dividends for the Convertible Redeemable Series E 7% Preferred Stock	104,200	308,700

See accompanying notes to consolidated financial statements.

NEOSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1  – The Business

Overview

NeoStem, Inc. (“NeoStem” or the “Company”) was incorporated under the laws of the State of Delaware in September 1980 under the name Fidelity Medical Services, Inc. The Company’s corporate headquarters are located at 420 Lexington Avenue, Suite 450, New York, NY 10170. The Company’s telephone number is (212) 584-4180 and its website address is www.neostem.com.

NeoStem, Inc. is an international biopharmaceutical company. In 2011, we operated our business in three reportable segments: (i) Cell Therapy — United States; (ii) Regenerative Medicine — China; and (iii) Pharmaceutical Manufacturing — China. Effective March 31, 2012, we committed to discontinue operations in the Regenerative Medicine – China reportable segment, which is now reported in discontinued operation (see Note 15). We also continue to pursue the divestiture of the Pharmaceutical Manufacturing - China segment and anticipate it will have been exited by the close of 2012.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2012 and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2011 and 2010 included in our Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Principles of Consolidation

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

Note 2 – Summary of Significant Accounting Policies

In addition to the policies below, our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. There were no changes during the three months ended March 31, 2012.

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

Note 3 – Acquisitions

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

Note 4 – Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid, investments with maturities of ninety days or less when purchased. As of March 31, 2012, and December 31, 2011, the Company had approximately $764,700 and $791,100, respectively in bank deposits covered by the Federal Deposit Insurance Corporation. As of March 31, 2012 and December 31, 2011, cash and short-term investments held by Erye, our 51%-owned foreign subsidiary, that are not available to fund domestic operations unless repatriated were $14,766,600 and $8,707,500, respectively.

Note 5 – Inventories

Inventories consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials and supplies	$6,864.9	$2,974.8
Work in process	5,037.9	5,086.4
Finished goods	6,079.5	9,092.2
Total inventory	$17,982.3	$17,153.4

Note 6 – Loss Per Share

Basic loss per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net loss attributable to common shareholders by the weighted average shares outstanding during the period. Diluted loss per share, which is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented as such potentially dilutive securities are anti-dilutive in all periods presented. For the three months ended March 31, 2012 and 2011, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of loss per share. At March 31, 2012 and 2011, the Company excluded the following potentially dilutive securities:

	March 31,
	2012	2011
Stock Options	21,402,957	15,080,095
Warrants	52,695,366	25,129,066
Series E Preferred Stock, Common stock equivalents	4,034,536	5,149,889
Restricted Shares	401,167	186,666

Note 7 – Fair Value Measurements

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

The Company determined the fair value of funds invested in short term investments, which are considered trading securities, to be level 1 inputs measured by quoted prices of the securities in active markets. The short term investments are included within prepaids and other current assets on the balance sheet. The Company determined the fair value of funds invested in money market funds to be level 1. The Company determined the fair value of the embedded derivative liabilities and warrant derivative liabilities to be level 3 inputs. These inputs require material subjectivity because value is derived through the use of a lattice model that values the derivatives based on probability weighted discounted cash flows. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012, and December 31, 2011 (in thousands):

	March 31, 2012
	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Money market investments	$2,497.6	$-	$-
Short term investments	0.6	-	-
Embedded derivative liabilities	-	-	315.3
Warrant derivative liabilities	-	-	71.9
Contingent consideration	-	-	3,130.0

	December 31, 2011
	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Money market investments	$2,497.4	$-	$-
Short term investments	0.6	-	-
Embedded derivative liabilities	-	-	391.7
Warrant derivative liabilities	-	-	82.7
Contingent consideration	-	-	3,130.0

The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on our own assumptions and experience. The value of our contingent consideration is valued using a discount rate of 30%. We base the timing to complete the development and approval of this product on the current development stage of the product and the inherent difficulties and uncertainties in developing a product candidate, such as obtaining U.S. Food and Drug Administration (FDA) and other regulatory approvals. In determining the probability of regulatory approval and commercial success, we utilize data regarding similar milestone events from several sources, including industry studies and our own experience. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense we record in any given period. Changes in the fair value of the contingent consideration obligations are recorded in our consolidated statement of operations. Contingent consideration was recognized on October 17, 2011 in connection with the Amorcyte merger (see Note 3). There were no changes in contingent consideration fair value as of March 31, 2012.

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the three months ended March 31, 2012 by type of instrument (in thousands):

	Three Months Ended
	March 31, 2012
	Embedded Derivatives	Warrants
Beginning liability balance	$391.7	$82.7
Change in fair value recorded in earnings	(76.4)	(10.8)
Ending liability balance	$315.3	$71.9

Some of the Company’s financial instruments are not measured at fair value on a recurring basis, but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, restricted cash, accounts receivable, accounts payable, notes payable and bank loans.

Note 8 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, by reportable segment during 2012 were as follows (in thousands):

	Cell Therapy - United States	Pharmaceutical Manufacturing - China	Total

Balance as of December 31, 2011	$11,117.8	$8,495.7	$19,613.5

Foreign currency exchange rate changes	-	53.0	53.0

Balance as of March 31, 2012	$11,117.8	$8,548.7	$19,666.5

As of March 31, 2012 and December 31, 2011, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

		March 31, 2012			December 31, 2011
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	10 Years	$19,488.4	$(4,588.1)	$14,900.3	$19,373.8	$(4,076.1)	$15,297.7
Manufacturing technology	10 Years	8,810.3	(1,595.4)	7,214.9	8,779.9	(1,368.9)	7,411.0
Tradename	10 Years	1,825.5	(343.9)	1,481.6	1,819.0	(296.9)	1,522.1
In process R&D	Indefinite	11,201.6	-	11,201.6	11,190.4	-	11,190.4
Standard operating procedures	10 Years	1,111.8	(268.7)	843.1	1,104.9	(239.4)	865.5
VSEL patent rights	19 Years	669.0	(149.6)	519.4	669.0	(140.8)	528.2
Patents	8 Years	205.5	(92.5)	113.0	204.3	(86.8)	117.5
Total Intangible Assets		$43,312.1	$(7,038.2)	$36,273.9	$43,141.3	$(6,208.9)	$36,932.4

Total intangible amortization expense was classified in the operating expense categories for the periods included below as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of revenue	$248.1	$341.0
Research and development	13.9	13.7
Selling, general and administrative	533.2	521.7
Total	$795.2	$876.4

Note 9 – Accrued Liabilities

Accrued liabilities are as follows (in thousands):

	March 31, 2012	December 31, 2011
VAT and other taxes	$1,020.5	$705.2
Customer security deposits	445.6	444.4
Salaries, employee benefits and related taxes	595.4	365.7
Other	1,368.8	1,280.7
	$3,430.3	$2,796.0

Note 10 – Debt

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

Notes Payable

As of March 31, 2012 and December 31, 2011, the Company had notes payable of approximately $305,200 and $148,100, respectively. The notes relate to certain insurance policies and equipment financings, require monthly payments, and mature within one to five years.

Mortgages Payable

On October 31, 2007, PCT issued a note to borrow $3,120,000 (the “Note”) in connection with its $3,818,500 purchase of condominium units in an existing building in Allendale, New Jersey (the “Property”) that PCT uses as a laboratory and stem cell processing facility. The Note is payable in 239 consecutive monthly payments of principal and interest, based on a 20 year amortization schedule; and one final payment of all outstanding principal plus accrued interest then due. The current monthly installment is $20,766, which includes interest at an initial rate of 5.00%; the interest rate and monthly installments payments are subject to adjustment on October 1, 2017. On that date, upon prior written notice, the lender has the option to declare the entire outstanding principal balance, together with all outstanding interest, due and payable in full. The Note is secured by substantially all of the assets of PCT, including a first mortgage on the Property and assignment of an amount approximately equal to eighteen months debt service held in escrow. The Note matures on October 1, 2027 if not called by the lender on October 1, 2017. The note is subject to certain debt service coverage and total debt to tangible net worth financial covenant ratios measured semi-annually. PCT was not in compliance with such covenants at the measurement date of December 31, 2011, and obtained a covenant waiver letter from the lender for all periods through December 31, 2011. The outstanding balance was approximately $2,680,100 at March 31, 2012 of which $116,000 is payable within twelve months. On December 6, 2010 PCT Allendale, a wholly-owned subsidiary of PCT, entered into a note for a second mortgage in the amount of $1 million on the Allendale Property with TD Bank, N.A. This loan is guaranteed by PCT, DomaniCell (a wholly-owned subsidiary of PCT, now known as NeoStem Family Storage, LLC), Northern New Jersey Cancer Associates (“NNJCA”) and certain partners of NNJCA and is subject to a financial covenant starting December 31, 2011. PCT was not in compliance with such covenants at the measurement date of December 31, 2011, and obtained a covenant waiver letter from the lender for all periods through December 31, 2011. The loan is for 124 months at a fixed rate of 6% for the first 64 months. The loan is callable for a certain period prior to the interest reset date. The initial four months was interest only. The outstanding balance as of March 31, 2012 is $901,900 of which $77,700 is payable within twelve months. Both mortgages are classified as current liabilities as of March 31, 2012.

Note 11 – Preferred Stock

Convertible Redeemable Series E 7% Preferred Stock

On November 19, 2010, the Company sold 10,582,011 Preferred Offering Units consisting of (i) one share (“Preferred Share”) of Series E 7% Senior Convertible Preferred Stock, par value $0.01 per share, of the Company, (ii) a warrant to purchase 0.25 of a share of Common Stock (consisting of at issuance an aggregate of 1,322,486 warrants, adjusted to an aggregate of 1,633,466 as of March 31, 2012); and (iii) 0.0155 of a share of Common Stock (an aggregate of 164,418 shares). Each Preferred Offering Unit was priced at $0.945 and total gross and net proceeds received by the Company were $10,000,000 and $8,876,700, respectively.

Dividends on the Preferred Shares accrue at a rate of 7% per annum and are payable monthly in arrears. The Company is required to redeem 1/27 of the Preferred Shares monthly. Monthly dividend and principal payments began on March 21, 2011 and continue on the 19th of each month thereafter with the final payment due on May 20, 2013. Payments can be made in cash or, upon notification to the holders, in shares of Company common stock, provided certain conditions are satisfied or holders of Preferred Shares agree to waive the conditions for that payment period. As of March 31, 2012, the Company had issued 6,388,885 shares of Company common stock in payment of monthly dividends and principal, including required advanced payments.

The Company may pre-pay the outstanding balance of the Preferred Shares in full or in part (in increments of no less than $1,000,000) at 110% of the then outstanding balance with notice of not less than thirty days and adequate opportunity to convert. If the Company chooses to pre-pay, the outstanding balance must be paid in cash and the premium may be paid in cash or shares of Company common stock. An aggregate of $2,500,000 of the proceeds from the Preferred Offering was placed in escrow for a maximum of 2.5 years as security for the Company’s obligations relative to the Preferred Shares, and is included in other assets.

Upon issuance, the Preferred Shares were convertible at an initial conversion price of $2.0004. The conversion price is subject to certain weighted average adjustments upon the occurrence of specific events, including stock dividends, stock splits, combinations and reclassifications of the Company’s common stock and if (with certain exceptions) the Company issues or sells any additional shares of common stock or common stock equivalents at a price per share less than the conversion price then in effect, or without consideration. As of March 31, 2012, the conversion price had been adjusted to $1.36.

The characteristics of the Series E Preferred Stock require that this instrument be treated as mezzanine equity. The Company bifurcated the fair value of the embedded conversion options and redemption options from the preferred stock since the conversion options and certain redemption options were determined to not be clearly and closely related to the Series E Preferred Stock and recorded the fair value of the embedded conversion and redemption options as long-term derivative liabilities. The Company also recorded the fair value of the warrants as a long-term derivative liability. The fair value of the preferred stock (net of issuance costs and discounts), the embedded derivatives, and warrant derivative were approximately $4,182,500, $315,300 and $71,900, respectively, as of March 31, 2012. The Company will report changes in the fair value of the embedded derivatives and warrant derivative in earnings within other income (expense), net. For the three months ended March 31, 2012, the Company recorded a decrease in the fair value of the embedded derivatives of approximately $76,500 and a decrease in the warrant derivative of approximately $10,800.

Note 12 – Shareholders’ Equity

Common Stock

The Company raised an aggregate of approximately $2.25 million in a private placement consummated in February 2012 pursuant to which three entities acquired an aggregate of 3,465,404 shares of Common Stock.

In March 2012, the Company completed an underwritten offering of 15,000,000 units at a purchase price of $0.40 per unit, with each unit consisting of one share of Common Stock and a five year warrant to purchase one share of Common Stock at an exercise price of $0.51 per share (the “Offering”). The Company sold securities in the Offering under the Company’s previously filed shelf registration statement on Form S-3 (333-173855), which was declared effective by the Securities and Exchange Commission on June 13, 2011. The Company received gross proceeds of $6,000,000, prior to deducting underwriting discounts and offering expenses payable by the Company, for net proceeds of approximately $5,297,000. In April 2012, the underwriters in the Offering exercised their over-allotment option for an additional 2,000,000 units. The Company received additional gross proceeds of $800,000, prior to deducting underwriting discounts, for net proceeds of approximately $744,000.

Warrants

The Company has issued common stock purchase warrants from time to time to investors in private placements and public offerings, and to certain vendors, underwriters, placement agents and consultants of the Company. A total of 52,695,366 shares of common stock are reserved for issuance upon exercise of outstanding warrants as of March 31, 2012 at prices ranging from $0.51 to $7.00 and expiring through October 2018.

During the three months ended March 31, 2012 and 2011, the Company issued warrants for services as follows ($ in thousands, except share data):

	Three Months Ended March 31,
	2012	2011

Number of Common Stock Purchase Warrants Issued	125,000	270,000

Value of Common Stock Purchase Warrants Issued	$50.6	$280.9

The weighted average estimated fair value of warrants issued for services in the three months ended March 31, 2012 was $0.41. The fair value of warrants at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of the Company’s stock. The expected term is based upon the contractual term of the warrants.

The range of assumptions used in calculating the fair values of warrants issued for services during the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
Expected term (in years)	5	3 to 5

Expected volatility	82%	82% - 86%

Expected dividend yield	0%	0%

Risk-free interest rate	0.88%	1.29% - 2.24%

Activity related to warrants outstanding was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2011	37,389,825	2.35
Granted	15,305,541	0.52
Exercised	-	-
Expired	-	-
Cancelled	-	-
Balance at March 31, 2012	52,695,366	$1.82	4.01	$-

At March 31, 2012, the outstanding warrants by range of exercise prices were as follows:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average			Weighted Average
Range of		Remaining	Weighted Average		Remaining	Weighted Average
Exercise Prices	Shares Outstanding	Contractual Life (years)	Exercise Price	Shares Exercisable	Contractual Life (years)	Exercise Price
$ 0.51 - $ 1.45	26,388,500	4.7	$0.90	10,855,500	4.2	$1.44
$ 1.46 - $ 2.10	8,114,176	3.7	1.72	8,114,176	3.7	1.72
$ 2.11 - $ 2.53	13,032,512	3.0	2.50	13,032,512	3.0	2.50
$ 2.54 - $ 5.99	2,929,928	4.2	3.73	2,929,928	4.2	3.73
$ 6.00 - $ 7.00	2,230,250	3.1	6.51	1,230,250	0.9	6.11
	52,695,366	4.0	$1.82	36,162,366	3.6	$2.23

The Company’s results include share-based compensation expense of approximately $12,500 and $172,800 for the three months ended March 31, 2012 and 2011, respectively. The total fair value of shares vested for warrants issued for services during the three months ended March 31, 2012 was approximately $17,800. As of March 31, 2012, there was approximately $56,700 of total unrecognized service cost related to unvested warrants of which approximately $56,700 is related to warrants that vest over a weighted average life of 1.0 years.

Options

The Company’s results include share-based compensation expense of approximately $1,751,200 and $1,130,300 for the three months ended March 31, 2012 and 2011, respectively. Options vesting on the accomplishment of business milestones will not be recognized for compensation purposes until such milestones are deemed probable of accomplishment. At March 31, 2012 there were options to purchase 404,928 shares outstanding that will vest upon the accomplishment of business milestones and will be accounted for as an operating expense when such business milestones are deemed probable of accomplishment.

The weighted average estimated fair value of stock options granted in the three months ended March 31, 2012 was $0.36. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of the Company’s stock. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees.

The range of assumptions used in calculating the fair values of options granted during the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
Expected term (in years)	3 to 10	2 to 6

Expected volatility	82% - 83%	82% - 85%

Expected dividend yield	0%	0%

Risk-free interest rate	0.02% - 2.00%	0.80% - 2.53%

Activity related to stock options outstanding under the U.S. Equity Plan was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2011	15,043,505	1.68
Granted	4,075,452	0.53
Exercised	-	-
Expired	-	-
Cancelled	(11,000)	0.57
Balance at March 31, 2012	19,107,957	$1.44	7.5	$-

At March 31, 2012, the outstanding options under the U.S. Equity Plan by range of exercise prices were as follows:

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of		Remaining	Weighted Average		Remaining	Weighted Average
Exercise Prices	Shares Outstanding	Contractual Life (years)	Exercise Price	Shares Exercisable	Contractual Life (years)	Exercise Price
$ 0.52 - $ 0.71	5,188,052	8.9	0.56	1,630,990	8.7	$0.54
$ 0.72 - $ 1.50	2,879,100	8.4	1.46	1,126,232	7.6	1.44
$ 1.51 - $ 1.80	6,629,000	7.7	1.71	4,877,252	7.6	1.71
$ 1.81 - $ 2.00	2,874,255	4.4	1.91	2,705,994	4.4	1.91
$ 2.01 - $ 15.00	1,537,550	6.8	2.29	1,430,883	6.7	2.30
	19,107,957	7.5	$1.44	11,771,351	6.9	$1.64

Activity related to stock options outstanding under the Non U.S. Plan was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2011	2,100,000	1.95
Granted	195,000	0.52
Exercised	-	-
Expired	-	-
Cancelled	-	-
Balance at March 31, 2012	2,295,000	$1.83	8.12	$-

At March 31, 2012, the outstanding options under the Non U.S. Plan by range of exercise prices were as follows:

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of		Remaining	Weighted Average		Remaining	Weighted Average
Exercise Prices	Shares Outstanding	Contractual Life (years)	Exercise Price	Shares Exercisable	Contractual Life (years)	Exercise Price
$ 0.52 - $ 1.42	295,000	9.4	$0.83	145,000	9.8	$0.52
$ 1.43 - $ 1.71	600,000	8.4	1.65	200,000	8.4	1.65
$ 1.72 - $ 2.08	350,000	7.0	1.74	175,000	7.0	1.74
$ 2.09 $ 2.22	650,000	7.8	2.16	300,000	7.9	2.16
$ 2.23 - $ 2.36	400,000	8.2	2.36	400,000	8.2	2.36
	2,295,000	8.1	$1.83	1,220,000	8.2	$1.89

The total fair value of shares vested during the three months ended March 31, 2012 and 2011 was approximately $1,650,300 and $378,800, respectively.

As of March 31, 2012, there was approximately $3,837,800 of total unrecognized compensation costs related to unvested stock option awards of which approximately $3,829,400 is related to stock options that vest over a weighted average life of 1.83 years. The remaining balance of unrecognized compensation costs of $8,400 is related to stock options that vest based on the accomplishment of business milestones which expense begins to be recognized when such milestones become probable of being achieved.

Restricted Stock

During the three months ended March 31, 2012 and 2011, the Company issued restricted stock for services as follows ($ in thousands, except share data):

	Three Months Ended March 31,
	2012	2011

Number of Restricted Stock Issued	189,814	550,320

Value of Restricted Stock Issued	$91.2	$819.3

The weighted average estimated fair value of restricted stock issued for services in the three months ended March 31, 2011 was $0.48. The fair value of the restricted stock was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock issuances are generally within one year. The Company’s results include share-based compensation expense of approximately $663,900 and $691,600 for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, there was approximately $88,500 of unrecognized service cost related to unvested restricted stock.

Shares Remaining Under Equity Plans

The number of remaining shares authorized to be issued under the various equity plans at March 31, 2012 are as follows:

	U.S. Equity Plan	Non-U.S. Plan
Shares Authorized for Issuance under 2003 Equity Plan	2,500,000	-
Shares Authorized for Issuance under 2009 Equity Plan	23,750,000	-
Shares Authorized for Issuance under Non-U.S. Plan	-	5,700,000
	26,250,000	5,700,000
Outstanding Options - U.S. Equity Plan	(19,107,957)
Exercised Options	(97,500)	-
Outstanding Options - Non-U.S. Plan		(2,295,000)
Restricted stock or equity grants issued under Equity Plans	(4,092,577)	(885,000)
Total common shares remaining to be issued under the Equity Plans	2,951,966	2,520,000

Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Income for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011

Cost of revenues	$83.9	$12.5
Research and development	161.3	260.1
Selling, general, and administrative	2,223.4	1,638.8
	$2,468.6	$1,911.4

Note 13 – Income Taxes

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

The Company has provided deferred income taxes for the estimated U.S. federal and foreign income tax effects of earnings of subsidiaries expected to be distributed to the Company. Deferred income taxes have been provided on approximately $5,324,300 of undistributed earnings of certain foreign subsidiaries as of December 31, 2011 as such amounts are not considered to be permanently reinvested.

Note 14 – Segment Information

The Company operates in two reportable segments: (i) Cell Therapy — United States; and (ii) Pharmaceutical Manufacturing —China. Effective March 31, 2012, the Company no longer operated in the Regenerative Medicine – China reportable segment, which is now reported in discontinued operations (see Note 15). The Company’s operating businesses are organized based on the nature of markets and customers. The Company’s CEO, as chief operating decision maker, evaluates the results of operations along these reporting segments.

The Company’s financial information broken down by reportable segment was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues
Pharmaceutical Manufacturing - China (products)	$18,284.0	$18,141.9
Cell Therapy - United States (services)	3,772.8	1,449.1
	$22,056.8	$19,591.0
Income (loss) from operations
Pharmaceutical Manufacturing - China	$1,110.9	$2,119.5
Cell Therapy - United States	(3,065.6)	(3,776.0)
Corporate office	(4,476.8)	(5,419.1)
	$(6,431.5)	$(7,075.6)

Total assets	March 31, 2012	December 31, 2011
Pharmaceutical Manufacturing - China	$116,405.5	$106,284.8
Cell Therapy - United States	41,347.1	40,653.1
Corporate office	9,531.7	6,596.4
Assets related to discontinued operations	-	1,793.5
	$167,284.3	$155,327.8

The Cell Therapy – United States revenues include approximately $1,106,900 and $489,300 for stem cell related services reimbursed expenses for the three months ended March 31, 2012 and 2011, respectively.

Concentration of Risks

For the three months ended March 31, 2012, three major suppliers provided approximately 38.6% of Erye’s purchases of raw materials with each supplier individually accounting for approximately 14.3%, 12.6% and 11.7%, respectively. As of March 31, 2012, the total accounts payable to the three major suppliers represented 37.7% of the total accounts payable balance.

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

Statutory Reserves

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

The general reserve is used to offset extraordinary losses. Subject to approval by the relevant authorities, a subsidiary may, upon a resolution passed by the shareholders, convert the general reserve into registered capital provided that the remaining general reserve after the conversion shall be at least 25% of the registered capital of the subsidiary before the capital increase as a result of the conversion. The staff welfare and bonus reserve is used for the collective welfare of the employees of the subsidiary. The enterprise expansion reserve is for the expansion of the subsidiary’s operations and can also be converted to registered capital upon a resolution passed by the shareholders subject to approval by the relevant authorities. These reserves represent appropriations of the retained earnings determined in accordance with Chinese law, and are not distributable as cash dividends to the parent company, NeoStem. Statutory reserves are $2,478,000 and $2,488,000 as of March 31, 2012 and December 31, 2011, respectively.

Relevant PRC statutory laws and regulations permit payment of dividends by the Company’s PRC subsidiaries only out of their accumulated earnings, if any, as determined in accordance with PRC accounting standards and regulations. As a result of these PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets either in the form of dividends, loans or advances. The restricted amount was $186,000 at March 31, 2012 and $185,000 at December 31, 2011.

Note 15 – Discontinued Operations

In 2009, the Company began its Regenerative Medicine-China business in the People’s Republic of China (“China” or “PRC”) through its subsidiary, a wholly foreign owned entity (“WFOE”) and entered into contractual arrangements with certain variable interest entities (“VIEs”). Foreign companies have commonly used VIE structures to operate in the PRC, and while such structures are not uncommon, recently they have drawn greater scrutiny from the local Chinese business community in the PRC who have urged the PRC State Council to clamp down on these structures. In addition, in December 2011, China’s Ministry of Health announced its intention to more tightly regulate stem cell clinical trials and stem cell therapeutic treatments in the PRC, which has created uncertainty regarding the ultimate regulatory environment in the PRC. Accordingly, the Company has been taking steps to restrict, with the expectation of ultimately eliminating, its regenerative medicine business in the PRC. The Company has concluded that as a result of these steps, to discontinue operations in its Regenerative Medicine-China business. The Company has determined that any liability arising from the activities of the WFOE and the VIEs will likely be limited to the net assets currently held by each entity. As of March 31, 2012, the Company recognized the following loss on exit of the Regenerative Medicine-China business (in thousands):

Cash	$195.1
Prepaid expenses and other current assets	14.9
Property, plant and equipment, net	1,023.7
Other Assets	330.5
Accounts payable	(177.1)
Accrued liabilities	(79.2)
Accumulated comprehensive income	(169.9)
Loss on exit of segment	$1,138.0

The operations and cash flows of the Regenerative Medicine - China business will be eliminated from ongoing operations as a result of our exit decision. The Company expects to have no continuing involvement in this business going forward. The operating results of the Regenerative Medicine – China business for the three months ended March 31, 2012 and 2011, which are included in discontinued operations, were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011

Revenue	$52.3	$50.2
Cost of revenues	(30.6)	(18.1)
Research and development	(103.3)	(158.1)
Selling, general, and administrative	(497.3)	(790.1)
Other income (expense)	(6.8)	(12.7)
Loss on exit of segment	(1,138.0)	-
Loss from discontinued operations	$(1,723.7)	$(928.8)

The summary of the assets and liabilities related to discontinued operations as of December 31, 2011 was as follows (in thousands):

December 31, 2011
Assets
Cash and cash equivalents	$103.3
Prepaid expenses and other current assets	284.4
Property, plant and equipment, net	1,256.8
Other Assets	149.0
$1,793.5
Liabilities
Accounts payable	$177.8
Accrued liabilities	31.0
$208.8

Note 16 – Related Party Transactions

At March 31, 2012 and December 31, 2011, Erye owed EET, the 49% shareholder of Erye, approximately $21,293,100 and $20,862,700, respectively, which represents dividends paid and loaned back to Erye. At March 31, 2012 and December 31, 2011 the interest rate on this loan was 6.831% and 6.56% , respectively. In June 2011 Erye paid EET approximately $875,100 consisting of the net of the following: $1,115,000 of unpaid accrued interest at June 30, 2011, approximately $408,700 repayment of a non interest bearing loan due in 2011 and recovery of cash advances to EET of approximately $648,600. In December 2011 Erye paid EET approximately $125,100 of unpaid accrued interest with bank draft due in June 2012.

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

Effective March 10, 2011, Matthew Henninger entered into a consulting agreement with PCT, pursuant to which Mr. Henninger was engaged for a three month term to serve as an advisor to PCT with regard to the development of the “Family Plan,” a multi-generational stem cell collection and storage service. The agreement was subsequently amended and extended with the approval of the Audit Committee through December 31, 2011. The term was further extended to March 31, 2012 with the approval of the Audit Committee, in connection with which Mr. Henninger was granted an option to purchase 75,000 shares of NeoStem Common Stock under the 2009 Plan at $0.52 per share (Black Scholes value $20,696) vesting over the term of the extension, $10,000 per month for a three month period and continued insurance reimbursement. Mr. Henninger is in an exclusive relationship with the CEO of NeoStem.

Note 17 – Commitments and Contingencies

Lease Commitments

The Company leases office and laboratory facilities and certain equipment under certain noncancelable operating leases that expire from time to time through 2017. A summary of future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year as of March 31, 2012 are as follows (in thousands):

Years ended	Operating Leases
2012	1,056.0
2013	974.3
2014	606.3
2015	560.1
2016	563.9
Thereafter	293.2
Total minimum lease payments	$4,053.8

Expense incurred under operating leases was approximately $464,000 and $412,600 for the three months ended March 31, 2012 and March 31, 2011, respectively.

Contingencies

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

Chinese regulatory approvals — The Company has determined that it did not obtain all Chinese regulatory approvals (and associated registrations) required to reflect the legal title of its interest in Erye as being held by the proper entity within our group which is its current beneficial owner as that term is used under U.S. law. The Company believes it has now determined what governmental approvals (and associated registrations) will need to be issued by the Suzhou Municipal Bureau of Foreign Investment and Commerce and the Suzhou Administration for Industry and Commerce to remediate these deficiencies and the Company has had counsel in China prepare these filings. The Company’s management believes these regulatory deficiencies can be remediated and should not delay a possible divestiture of the Company’s interests in Erye that is currently under evaluation. However, the Company requires the cooperation of the officers of Erye, as to which no assurance can be given, and we could be compelled to seek to replace those officers or to commence legal action to obtain the required consents or otherwise move forward with requisite filings. In addition, even if the filings are made, no assurance can be given that any unremediated regulatory deficiencies would not have an adverse effect on the operating results and liquidity of Erye and the Company and will not impede or delay efforts to divest the Company’s interest in Erye. In addition, the remediation process is expected to trigger certain tax liabilities and penalties, however the ultimate liability will be based on future discussions with the relevant Chinese authorities. The Company cannot reasonably assess the exposure as of March 31, 2012.

Xiangbei Welman Pharmaceutical Co., Ltd. v Suzhou Erye Pharmaceutical Co., Ltd. and Hunan Weichu Pharmacy Co., Ltd. involves a patent infringement dispute with respect to a particular antibiotics complex manufactured by Erye (the "Product"). The Changsha Intermediate Court ruled initially in Welman's favor and Erye appealed that judgment to the Hunan High Court. The Supreme Court of PRC recently rendered a final ruling that Welman is not entitled to the disputed patent right, and on January 16, 2012 the Hunan High Court rejected Welman's suit against Erye on that claimed patent infringement. The initial judgment was rendered on May 13, 2010 in the amount of approximately 5 million RMB (approximately $778,500), which was fully accrued for previously in 2011 and reversed in the fourth quarter of 2011 based on these subsequent rulings.

In 2009, Welman brought a copyright infringement lawsuit against Erye claiming the package inserts with respect to the Product infringed their copyright. Erye was enjoined from copying and using the package inserts on the Product and from selling the Product with the package inserts and Welman was awarded RMB 50,000. Erye has filed application for a retrial of the previous lawsuit brought by Welman to the Hunan High Court, which application filing was accepted by the court, with the court opening date for retrial not determined yet.

In July 2011, a new copyright infringement lawsuit was brought by Welman against Erye claiming that Erye was not complying with the earlier judgment enjoining them from copying and using the package inserts for the Product. The Changsha Intermediate Court was applied to for property preservation and issued a civil decision freezing Erye's bank deposit of up to RMB 50 million (approximately US $7.9 million), or to seal up or detain Erye's other properties of equal value. As of March 31, 2012, approximately 16,808,000RMB (approximately $2,657,400) of cash had been frozen in six Erye bank accounts. Erye has contended that jurisdiction is not proper, and the case is now in review of the Hunan High Court.

A similar copyright infringement lawsuit was recently instituted by Welman against Erye in the Guangzhou Intermediate Court to (i) enjoin Erye from copying and using the package inserts from the Product and selling the drugs with the aforesaid package inserts; and (ii) award Welman economic losses of approximately RMB 2,000,000 (approximately $320,000) against Erye. Now the case was withdrawn by Welman. Welman made an application for preliminary injunction to prohibit Erye from copying and using the package inserts from the Product and selling the drugs with the aforesaid package inserts and Welman's application was denied by the Court on September 6, 2011. Welman subsequently obtained a preliminary injunction from a lower court Guangzhou Haizhu District Court on September 14, 2011. But on October 28, 2011, upon the appeal by Erye, the Haizhu District Court issued a decision withdrawing the preliminary injunction. Welman again applied for on April 13, 2012 and obtained on April 17, 2012 a preliminary injunction from another lower court Guangzhou Baiyun District Court. Erye has applied for court reconsideration on that granted preliminary injunction, during which period the said preliminary injunction is still in enforcement.

Note 18 – Subsequent Events

On April 4, 2012, the underwriter from the March 29, 2012 public offering (previously disclosed in our Form 8-K filed on March 29, 2012) of 15,000,000 units exercised its over-allotment option for an additional 2,000,000 units (previously disclosed in our Form 8-K filed on April 5, 2012). Each unit consists of one share of common stock and a warrant to purchase one share of common stock with a per share exercise price of $0.51. Additionally in April 2012, the warrants issued in connection with the offering initially exercisable beginning on September 30, 2012, were accelerated and are now exercisable immediately. The Company received additional gross proceeds of $800,000, prior to deducting underwriting discounts, for net proceeds of approximately $744,000.

On April 26, 2012 (the “Effective Date”), the Compensation Committee of the Board of Directors adopted a program (the “2012 Option Program”) whereby each participating officer was issued on April 26, 2012 an option (the “Option”) to purchase that number of shares of Common Stock equal to that portion of the participating officer’s gross salary (the “Participating Salary”) for the period May 1, 2012 – July 31, 2012 (the “Election Period”) elected by the participating officer divided by $0.25, the Black-Scholes value of an Option issued under the 2012 Option Program. The Option, the issuance of which is in lieu of payment of the Participating Salary, vests at the end of the month in which the Participating Salary to which it relates would have been paid and has a term of ten years despite any termination of employment of the participating officer. The per share exercise price is $0.36, the closing price of the Common Stock on the date of issuance of the Options. The gross Participating Salary for all participating officers is $181,309 and the total number of Options granted under the 2012 Option Program was 725,235.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” herein and under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2011.

Overview

NeoStem, Inc. is an international biopharmaceutical company. In 2011, we operated our business in three reportable segments: (i) Cell Therapy — United States; (ii) Regenerative Medicine — China; and (iii) Pharmaceutical Manufacturing — China. Effective March 31, 2012, we no longer operated in the Regenerative Medicine – China reportable segment, which is now reported in discontinued operations. We also continue to pursue the divestiture of the Pharmaceutical Manufacturing - China segment and anticipate it will have been exited by the close of 2012.

Through the Cell Therapy — United States segment, we are focused on the development of proprietary cellular therapies in cardiovascular disease, immunology and regenerative medicine and becoming a single source for collection, storage, manufacturing, therapeutic development and transportation of cells for cell based medicine and regenerative science . Within this segment, we also are a provider of adult stem cell collection, processing and storage services in the U.S., enabling healthy individuals to donate and store their stem cells for personal therapeutic use. In addition, the Company collects and stores cord blood cells of newborns which help to ensure a supply of autologous stem cells for the child should they be needed for future medical treatment.

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

The Company further strengthened its breadth in cellular therapies through its October 17, 2011 acquisition of Amorcyte, Inc. Amorcyte is a development stage cell therapy company focusing on novel treatments for cardiovascular disease. Amorcyte’s lead product candidate is AMR-001. In January 2012, Amorcyte commenced patient enrollment for its PreSERVE Phase 2 trial to investigate AMR-001’s ability to preserve heart function after a heart attack.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net loss for the three months ended March 31, 2012 was approximately $9,206,900 compared to $9,699,800 for the three months ended March 31, 2011. Our net loss from continuing operations for the three months ended March 31, 2012 and 2011 was approximately $7,483,200 and $8,771,000, respectively. Included in net loss are losses from discontinued operation of approximately $1,723,700 and $928,800 for the three months ended March 31, 2012 and 2011, respectively, related to the deconsolidation of our Regenerative Medicine – China segment in the first quarter of 2012. As a result, the results of the Regenerative Medicine – China segment are presented as discontinued operations for all periods presented.

Revenues

For the three months ended March 31, 2012, total revenues were approximately $22,056,800 compared to $19,591,000 for the three months ended March 31, 2011. Revenues for each period were comprised of the following (in thousands):

	Three Months Ended March 31,
	2012	2011
Pharmaceutical Manufacturing - China	$18,284.0	$18,141.9
Cell Therapy - United States	3,772.8	1,449.1
	$22,056.8	$19,591.0

•	Revenues for our Pharmaceutical Manufacturing — China reporting segment were approximately $18,284,000 for the three months ended March 31, 2012 compared to $18,141,900 for the three months ended March 31, 2011, representing a increase of approximately $142,100 or 1%.

The modest increase in revenues is due to a combination of factors. In 2011, a strategic decision was taken to adjust the product mix and eliminate certain low margin pharmaceutical intermediates, which continues to impact revenue for the three months ended March 31, 2012, and has reduced sales 6% in comparison to the same period for 2011. Revenues from sales of antibiotics, cephalosporins and other therapeutic products increased approximately 3% for the three months ended March 31, 2012 compared to the same period for 2011. The unit volume of antibiotics, cephalosporins and other therapeutic products increased approximately 10% due to increased marketing efforts. The increase in product volume was offset by an approximate 7% decline in revenues as a result of price reductions in connection with specific government policies for products on China’s essential drug list. We recognize that there will be continuous price pressure on these products as over 70% of Erye’s manufactured drugs are on China’s essential drug list. Revenues for the three months ended March 31, 2012 compared to the same period for 2011 increased due to changes in foreign exchange rates between the Chinese RMB and United States dollar by approximately 4%.

•	Revenues for our Cell Therapy — United States reporting segment were approximately $3,772,800 for the three months ended March 31, 2012 compared to $1,449,100 for the three months ended March 31, 2011 representing an increase of 160%. The increase in revenue is attributable to growth in PCT’s clinical manufacturing and process development services. This increase in revenue is partially due to an increased operating period in 2012 in comparison to 2011, since the acquisition of PCT was not completed until January 19, 2011. The majority of the increase in revenues for our Cell Therapy – United States reporting segment is the result of the increased visibility of PCT through enhanced marketing programs and increased penetration into the cell therapy marketplace driven by NeoStem’s investment in PCT.

The cost of revenue was approximately $16,321,500 representing an increase of approximately $2,045,000 for the three months ended March 31, 2012 compared to $14,276,500 for the three months ended March 31, 2011.

•	The cost of revenue in the Pharmaceutical Manufacturing — China reporting segment was approximately $13,365,800 for the three months ended March 31, 2012 increasing 6% over the prior year period. The cost of production increased as a result of increases in the unit volumes of antibiotics, cephalosporins and other therapeutic product sales.

•	The cost of revenue for Cell Therapy — United States reporting segment was $2,955,700 for the three months ended March 31, 2012, an increase of approximately $1,285,500 compared to the same period for 2011. The increase in cost of revenue for our Cell Therapy — United States reporting segment is attributable to increases in PCT’s clinical manufacturing and process development services. This increase in production costs is partially due to an increased operating period in 2012 in comparison to 2011 since the acquisition of PCT was not completed until January 19, 2011. The majority of the increase in cost of production for our Cell Therapy – United States reporting segment is due to a general increase in revenue as discussed above.

Operating Expenses

For the three months ended March 31, 2012 operating expenses totaled $12,166,700 compared to $12,390,100 for the three months ended March 31, 2011, representing an decrease of $223,400 or 2%.

Historically, to minimize our use of cash, we have used a variety of equity and equity-linked instruments to pay for services and to incentivize employees, consultants and other service providers. The use of these instruments has resulted in significant charges to the results of operations. In general, these equity and equity-linked instruments were used to pay for employee and consultant compensation, director fees, marketing services, investor relations and other activities. For the three months ended March 31, 2012 the use of equity and equity-linked instruments to pay for such expenses resulted in charges to selling, general, and administrative, and research and development expenses totaling $2,384,700 representing an increase of $485,800 compared to the three months ended March 31, 2011.

For the three months ended March 31, 2012, our selling, general, and administrative expenses were approximately $9,452,200 compared to approximately $9,634,900 for the three months ended March 31, 2011, representing an decrease of approximately $182,700 or 2%. Equity-based compensation included in selling, general and administrative expenses for the three months ended March 31, 2012 was approximately $2,223,400, compared to approximately $1,638,800 for the three months ended March 31, 2011. Overall, the increase in selling, general and administrative expenses for the three months ended March 31, 2012 compared to the prior year period was primarily due to the following:

•	A decrease of approximately $36,800 in the Cell Therapy — United States reporting segment, due to a one-time contribution of $607,400 paid in equity during the three months ended March 31, 2011 to the Stem for Life Foundation, and a decrease of approximately $301,000 related to administrative activities. The decrease was partially offset by an increase of approximately $584,600 related to employee, director and consultant equity compensation, and an increase of approximately $287,000 related to expenses from our PCT business, which was acquired in January 2011.

•	An decrease of approximately $145,900 in our Pharmaceutical Manufacturing — China reporting segment, comprised primarily of a $710,400 increase in taxes related to withholding taxes paid on dividends declared in January, 2011. This decrease was partially offset by approximately $508,600 in cGMP certification fees for the new Erye manufacturing facility.

For the three months ended March 31, 2012, our research and development expenses were $2,714,500 compared to $2,755,200 for the three months ended March 31, 2011, representing an decrease of approximately $40,700 or 1%. Equity-based compensation included in research and development expenses for the three months ended March 31, 2012 was approximately $161,300, compared to approximately $260,100 for the three months ended March 31,2011. Overall, the decrease in research and development expenses for the three months ended March 31, 2012 compared to the prior year period was primarily due to the following:

•	An decrease of approximately $578,000 in our Cell Therapy — United States reporting segment. During the three months ended March 31, 2012, we expensed approximately $1,035,400 related to the ongoing Phase II AMR-001 clinical trial that was initiated in January 2012. The AMR-001 clinical candidate was acquired in October 2011. Research and development expenses, however, declined compared to the prior year period as a result of $927,000 in-process research and development charge incurred during the three months ended March 31, 2011, and $587,600 in additional reductions as a result of reduced internal research activities relating to our VSEL Technology, the subletting a portion of the Cambridge laboratory used for VSEL research, and focusing on supporting VSEL research activities with our external research collaborators. The Company is reviewing its research and development activities with the goal of focusing its resources on its most valuable initiatives involving therapies that are taken through the traditional regulatory approval process.

•	An increase of approximately $537,300 in our Pharmaceutical Manufacturing — China reporting segment as a result of increased clinical development efforts on products under development.

As part of our plan to focus on capturing the paradigm shift to cell therapies following our January 2011 acquisition of PCT, we are pursuing strategic alternatives with respect to our 51% interest in Erye and anticipate we will have monetized our interests in Erye by the close of 2012, although no assurances can be given as to whether a sale will be consummated or the amount of funding such sale will provide.

Other Income and Expense

For the three months ended March 31, 2012 interest expense was $1,096,100 compared with $852,200 for the three months ended March 31, 2011, an increase of $243,900. The increase was primarily due to an increase in amortization of debt discount related to the Series E Preferred Stock of $204,200.

Other income (expense), net for the three months ended March 31, 2012 totaled approximately $166,700 of other income, compared with $250,400 of other expense for the three months ended March 31, 2011. The other income in 2012, and the other expense in 2011 is primarily due to the revaluation of derivative liabilities that have been established in connection with the Convertible Redeemable Series E Preferred Stock.

Provision for Taxes

The income tax provision for the three months ended March 31, 2012 and 2011, were $122,300 and $592,600, respectively, and were related to foreign taxes in our Pharmacuetical Manufacturing – China reporting segment.

Discontinued Operations

In 2009, the Company began its Regenerative Medicine-China business in the People’s Republic of China (“China” or “PRC”) through its subsidiary, a wholly foreign owned entity (“WFOE”) and entered into contractual arrangements with certain variable interest entities (“VIEs”). Foreign companies have commonly used VIE structures to operate in the PRC, and while such structures are not uncommon, recently they have drawn greater scrutiny from the local Chinese business community in the PRC who have urged the PRC State Council to clamp down on these structures. In addition, in December 2011, China’s Ministry of Health announced its intention to more tightly regulate stem cell clinical trials and stem cell therapeutic treatments in the PRC, which has created uncertainty regarding the ultimate regulatory environment in the PRC. Accordingly, the Company has been taking steps to restrict, with the expectation of ultimately eliminating, its regenerative medicine business in the PRC. The Company has concluded that as a result of these steps, to discontinue operations in its Regenerative Medicine-China business. The Company has determined that any liability arising from the activities of the WFOE and the VIEs will likely be limited to the net assets currently held by each entity. As of March 31, 2012, the Company recognized the following loss on exit of the Regenerative Medicine-China business (in thousands):

Cash	$195.1
Prepaid expenses and other current assets	14.9
Property, plant and equipment, net	1,023.7
Other Assets	330.5
Accounts payable	(177.1)
Accrued liabilities	(79.2)
Accumulated comprehensive income	(169.9)
Loss on exit of segment	$1,138.0

The operations and cash flows of the Regenerative Medicine - China business will be eliminated from ongoing operations as a result of our exit decision. The Company will have no continuing involvement in this business going forward. The operating results of the Regenerative Medicine – China business for the three months ended March 31, 2012 and 2011, which are included in discontinued operations, were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011

Revenue	$52.3	$50.2
Cost of revenues	(30.6)	(18.1)
Research and development	(103.3)	(158.1)
Selling, general, and administrative	(497.3)	(790.1)
Other income (expense)	(6.8)	(12.7)
Loss on exit of segment	(1,138.0)	-
Loss from discontinued operations	$(1,723.7)	$(928.8)

Non-Controlling Interests

In connection with accounting for the Company’s 51% interest in Erye, we account for the 49% minority shareholder share of Erye’s net income or loss with a charge to Noncontrolling Interests. For the three months ended March 31, 2012 and 2011, Erye’s minority shareholders’ share of net loss totaled approximately $243,000 and $660,500, respectively. In addition, the Company acquired rights to use patents under licenses from Becton, Dickinson and Company in March 2011, in exchange for an approximately 20% interest in PCT’s Athelos subsidiary. For the three months ended March 31, 2012 and 2011, Becton’s minority shareholder’s share of Athelos’ net loss totaled approximately $101,800 and $299,800, respectively.

Preferred Dividends

The Convertible Redeemable Series E Preferred Stock calls for annual dividends of 7% based on the stated value of the preferred stock and we recorded dividends of approximately $107,800 and $186,600 for the three months ended March 31, 2012 and March 31, 2011 respectively.

Analysis of Liquidity and Capital Resources

At March 31, 2012 we had a cash balance of approximately $21,771,400, working capital of approximately $5,840,400, and shareholders’ equity of approximately $63,371,100.

During the three months ended March 31, 2012, we met our immediate cash requirements through existing cash balances, private placements and a public offering of our common stock and warrants, which in total, raised an aggregate of approximately $9,050,000, the issuance of notes payable and bank loans providing $2,160,000 net, for our operations in China and the use of equity and equity-linked instruments to pay for services and compensation.

We incurred a net loss of approximately $9,206,900 for the three months ended March 31, 2012. The following chart represents the net funds provided by or used in operating, financing and investing activities for each period indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash provided by (used in) operating activities	$2,106.4	$(10,195.1)
Net cash used in investing activities	$(110.1)	$(3,104.6)
Net cash provided by financing activities	$7,185.5	$7,080.5

Operating Activities

Our cash provided by operating activities in the three months ended March 31, 2012 totaled approximately $2,106,400, which is the sum of (i) our net loss of $9,206,900, adjusted for non-cash expenses totaling $6,526,600 (which includes adjustments for equity-based compensation, depreciation and amortization, and the loss on exit of the Regenerative Medicine – China business, and (ii) changes in operating assets and liabilities providing approximately $4,786,700.

Investing Activities

During the three months ended March 31, 2012, we spent approximately $110,100 for property and equipment principally related to the construction of Erye’s new manufacturing facility.

Financing Activities

The Company raised an aggregate of approximately $2.25 million in a private placement consummated in February 2012 in which three entities acquired an aggregate of 3,465,404 shares of Common Stock. On May 11, 2012, we consummated a private placement pursuant to which three persons and/or entities acquired an aggregate of 3,250,000 Units (the “Units”), each Unit consisting of one share of common stock and one warrant for an aggregate consideration of $1.3 million at $0.40 per Unit. The warrants have an exercise price of $0.51, expiring five years from the date of issuance and are exercisable after a period of six months. One of the investors included Martyn Greenacre (one of the company’s directors) (who purchased 250,000 Units).

In March 2012, the Company completed an underwritten offering of 15,000,000 units at a purchase price of $0.40 per unit, with each unit consisting of one share of Common Stock and a five year warrant to purchase one share of Common Stock at an exercise price of $0.51 per share (the “Offering”). The Company sold securities in the Offering under the Company’s previously filed shelf registration statement on Form S-3 (333-173855), which was declared effective by the Securities and Exchange Commission on June 13, 2011. The Company received gross proceeds of $6,000,000, prior to deducting underwriting discounts and offering expenses payable by the Company, for net proceeds of approximately $5,297,000. In April 2012, the underwriters in the Offering exercised their over-allotment option for an additional 2,000,000 units. The Company received additional gross proceeds of $800,000, prior to deducting underwriting discounts, for net proceeds of approximately $744,000.

Liquidity and Capital Requirements Outlook

Capital Requirements – Pharmaceutical Manufacturing – China Segment

We are pursuing the divestiture of Erye and anticipate it will have been exited by the close of 2012. For so long as we own an interest in Erye, we expect to rely partly on dividends under the Joint Venture Agreement attributable to our 51% ownership interest in Erye, to meet some of our future cash needs with respect to continued operations in China. In addition, pursuant to the Joint Venture Agreement that governs the ownership and management of Erye, for 2011 and approximately the next year: 45% of the net profit after tax due to the Company, in the form of dividends, will be provided to Erye as part of the new facility construction fund, which will be characterized as additional paid-in capital for our 51% interest in Erye; and only 6% of the net profit will be distributed to us directly. To date, we have been paid from the 2010 distribution the amount of approximately $140,400.

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

The payment of dividends by entities organized under PRC law to non-PRC entities is subject to limitations. Regulations in the PRC currently permit payment of dividends by Erye only out of accumulated distributable earnings, if any, as determined in accordance with accounting standards and regulations in China. Moreover, Erye are required to appropriate from PRC GAAP profit after tax to other non-distributable reserve funds. These reserve funds include one or more of the following: (i) a general reserve, (ii) an enterprise expansion fund and (iii) a staff bonus and welfare fund. Subject to certain cumulative limits (i.e., 50% of the registered capital of the relevant company), the general reserve fund requires annual appropriation at 10% of after tax profit (as determined under accounting principles generally accepted in the PRC at each year-end); the appropriation to the other funds are at the discretion of Erye. In addition, if Erye incurs debt on its own behalf in the future, the instruments governing the debt may restrict Erye’s or the joint venture’s ability to pay dividends or make other distributions to us. This may diminish the cash flow we receive from Erye’s operations, which would have a material adverse effect on our business, operating results and financial condition.

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

Capital Requirements – Cell Therapy – United States Segment

NeoStem, Inc. acquired Amorcyte, Inc. (“Amorcyte”), in October 2011. The Company expects to incur substantial additional costs in connection with its transition to a cell therapy development company. In particular, Amorcyte is currently recruiting clinical trial sites for an approximate 34 site, 160 patient, Phase 2 clinical trial for Amorcyte’s lead product candidate, AMR-001, for the treatment of AMI. The trial began enrollment in January 2012, and is expected to cost approximately $14 million over the first two years and anticipated to cost up to approximately $18 million over a five year period, inclusive of manufacturing costs.

Liquidity

We anticipate that we will take further steps to raise additional capital in order to (i) fund the development of advanced cell therapies, particularly the development of AMR-001, and (ii) expand the PCT business, which may be used for certain aspects of the family banking business. To meet our short and long term liquidity needs, we currently expect to use existing cash balances and the growth of our revenue generating activities, and a variety of other means that could include, but not be limited to, the use of our current or other equity lines, potential additional warrant exercises, option exercises, issuances of other debt or equity securities in public or private financings, and/or sale of assets. We also continue to pursue strategic alternatives with respect to our 51% interest in Erye and anticipate we will have monetized our interests in Erye by the close of 2012, although no assurance can be given as to whether a sale will be consummated or the amount of funding such sale will provide. In addition, we will continue to seek as appropriate grants for scientific and clinical studies from the National Institutes of Health, Department of Defense, and other governmental agencies and foundations, but there can be no assurance that we will be successful in qualifying for or obtaining such grants. We also have $2.5 million recorded in other assets for restricted cash associated with our Series E Preferred Stock, which is held in escrow and will become available to meet current cash requirements in November 2012. The Series E also contains certain restrictive covenants that could limit our ability to use debt as a source of capital. Our history of operating losses and liquidity challenges, may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of small cap biopharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations.

In connection with the Welman litigation, the Changsha Intermediate Court was applied to for property preservation and it issued a civil decision freezing Erye’s bank deposits of up to 50 million RMB, or approximately $7.9 million, or sealing up or detaining Erye’s other properties of equal value. Currently this case is pending. As of March 31, 2012, approximately 16,808,000 RMB (approximately $2.7 million) of cash had been frozen in six bank accounts, and is classified in Other Assets. As a result of this court action, Erye has been obligated to increase its bank borrowings to offset its reduction in liquidity, and may consider seeking additional bank loans. At March 31, 2012, Erye had bank borrowings of $15.8 million, and had cash balances in bank accounts not affected by the action totaling $14.8 million.

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

Any sale of our interest in Erye would be subject to a right of first refusal held by Suzhou Erye Economy & Co. Ltd. (“EET”) pursuant to the terms of the Joint Venture Agreement between a subsidiary of ours and EET. EET owns the remaining 49% interest in Erye. A number of issues have arisen between EET and NeoStem with respect to the operation and financing of Erye. For instance, while pursuant to the terms of the Joint Venture Agreement EET is required to lend back to Erye dividends received by it to finance Erye’s move to and construction of its new facilities, Erye has recently reported to us that such arrangement is no longer tax efficient in light of the ratio of Erye’s shareholder loans to its registered capital. In connection with exploring ways to remedy the additional tax burden caused by the level of shareholder loans and in preparing for a sale process, other issues have also surfaced, including the issue of us and Erye needing to obtain all Chinese regulatory approvals (and associated registrations) required to reflect the legal title of our interest in Erye as being held by the proper entity within our group which is its current beneficial owner as that term is used under U.S. law. We believe we have now determined what government approvals (and associated registrations) will need to be issued by the Suzhou Municipal Bureau of Foreign Investment and Commerce and the Suzhou Administration for Industry and Commerce to remediate these deficiencies and we have had counsel in China prepare these filings. Our management believes these regulatory deficiencies can be remediated and should not delay a sale of the Company’s interest in Erye to EET, should EET be the purchasers, though the remediation could delay a sale to a third party. However, we require the cooperation of the officers of Erye, as to which no assurance can be given, and we could be compelled to seek to replace those officers or to commence legal action to obtain the required consents or otherwise move forward with requisite filings and have begun taking such steps. In addition, even if the filings are made, no assurance can be given that any unremediated regulatory deficiencies would not have an adverse effect on the operating results and liquidity of Erye and the Company and will not impede or delay efforts to divest our interest in Erye. In addition, the remediation process is expected to trigger certain tax liabilities and penalties. At this time the Company does not expect such amounts to be material. In May 2012, Madame Zhang Jian, Erye’s current General Manager and CFO, resigned the position she holds with NeoStem as its Vice President, Pharmaceutical Operations. Since Madame Zhang Jian is also a shareholder of EET, and EET is a potential buyer of our 51% interest in Erye, her resignation may eliminate some conflicts of interest that might occur in the sale process.

We may not be able to materially enhance our liquidity through a sale of our interest in Erye. The challenging nature of the current China pharmaceutical market makes it a difficult time for us to be pursuing a divestiture of our 51% ownership interest in Erye, and we expect that any sale of this interest will result in our not recouping our original investment. A sale of our interest in Erye, if a sale can be consummated, would have a material effect on our business, results of operations and balance sheet. Factors that may impede a sale may include, but not be limited to, (i) EET’s right of first refusal and the significant time and money that exercise of such right could cause a potential purchaser, (ii) the need for any purchaser to negotiate a new Joint Venture Agreement and a $21 million shareholder loan repayment schedule with EET if EET does not wish to either sell its interest or exercise its right of first refusal, (iii) recent regulatory changes in China which reduce prices that may be charged for certain of Erye’s products and limit use of antibiotics, (iv) recent disappointing financial performance by Erye resulting at least in part from such regulatory changes, including a decrease in revenues in 2011 and a net loss for fourth quarter 2011, (v) tax or regulatory issues affecting Erye, including those described above and which will adversely affect Erye going forward, (vi) availability of financing for a potential purchaser, and (vii) the status of the remediation of the regulatory deficiencies discussed above, and (viii) other factors typical of any sale process. There can be no assurance that any sale of our Erye interest will be made, or will be made at a price that provides material additional capital for our cell therapy development efforts.

To support our liquidity needs, the Company raised an aggregate of approximately $9.1 million (or net proceeds of approximately $8.3 million) in 2012 through an underwritten public offering of common stock and warrants, and a private placement. In August 2011, the Department of Defense (DOD) Peer Reviewed Medical Research Program (PRMRP) of the Office of the Congressionally Directed Medical Research Programs (CDMRP) awarded NeoStem approximately $1.78 million to be applied towards funding the Company's VSEL TM Technology, which award will support an investigation of a unique stem cell population, Very Small Embryonic-Like (VSEL) stem cells, for its bone building and regenerative effects in the treatment of osteoporosis. In addition, in September 2011 we entered into the Purchase Agreement with Aspire Capital which provided that Aspire Capital is committed to purchase up to $20 million of shares of the Company’s common stock over the 24-month term of that Agreement, subject to certain terms and conditions, including a floor price, that is currently limiting its use. To date, the Company has not utilized this source of capital.

Our “shelf” Registration Statement on Form S-3 was filed on May 2, 2011 pursuant to General Instruction I.B.1 of Form S-3, because the aggregate market value of our common equity held by non-affiliates (our “public float”) exceeded $75 million as of the relevant measuring date. Our public float is now less than $75 million, (so as of our filing of this Annual Report on Form 10-K on March 20, 2012 our Company is now subject to General Instruction I.B.6 of Form S-3) which means that as long as our public float remains below $75 million, the aggregate market value of securities sold by us or on our behalf pursuant to General Instruction I.B.6 of Form S-3 during any period of 12 calendar months may be no more than one-third of our public float measured as of a date within 60 days prior to each such sale. Our 2012 public offering applies against this limitation.

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

Commitments and Contingencies

The following table reflects a summary of NeoStem’s significant contractual obligations and commitments as of March 31, 2012 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations
Series E Preferred Stock(1)	5,731.9	4,941.0	790.9	-	-
Mortgages Payable	3,582.0	193.2	420.5	468.7	2,499.6
Operating Lease Obligations	4,053.8	1,329.5	1,454.2	1,119.9	150.2
	$13,367.7	$6,463.7	$2,665.6	$1,588.6	$2,649.8

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this Quarterly Report on Form 10-Q, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements, although some forward-looking statements are expressed differently. Additionally, statements regarding our ability to successfully develop, integrate and grow the business, including with regard to our research and development efforts in cellular therapy, our adult stem cell and umbilical cord blood collection, processing and storage business, contract manufacturing and process development of cellular based medicines, and the pharmaceutical manufacturing operations conducted in China, the future of regenerative medicine and the role of stem cells in that future, the future use of stem cells as a treatment option and the role of VSEL TM Technology in that future and the potential revenue growth of such businesses, are forward-looking statements. Our future operating results are dependent upon many factors and our further development is highly dependent on future medical and research developments and market acceptance, which is outside our control.

Forward-looking statements, including with respect to the successful execution of the Company’s strategy, may not be realized due to a variety of factors and we cannot guarantee their accuracy or that our expectations about future events will prove to be correct. Such factors include, without limitation, (i) our ability to manage the business despite operating losses and cash outflows; (ii) our ability to obtain sufficient capital or strategic business arrangements to fund our operations and expansion plans, including meeting our financial obligations under various licensing and other strategic arrangements, the funding of our clinical trials for AMR-001, and the commercialization of the relevant technology; (iii) our ability to build the management and human resources and infrastructure necessary to support the growth of the business; (iv) our ability to integrate our acquired businesses successfully and grow such acquired businesses as anticipated; (v) whether a large global market is established for our cellular-based products and services and our ability to capture a share of this market; (vi) competitive factors and developments beyond our control; (vii) scientific and medical developments beyond our control; (viii) our ability to obtain appropriate governmental licenses, accreditations or certifications or comply with healthcare laws and regulations or any other adverse effect or limitations caused by government regulation of the business; (ix) whether any of our current or future patent applications result in issued patents, the scope of those patents and our ability to obtain and maintain other rights to technology required or desirable for the conduct of our business; (x) whether any potential strategic benefits of various licensing transactions will be realized and whether any potential benefits from the acquisition of these licensed technologies will be realized; (xi) the results of our development activities, including the timing, enrollment, outcome and/or results of any clinical trials; (xii) our ability to successfully divest our 51% ownership of our Erye subsidiary and the value that may be realized given recent regulatory developments in China; and (xiii) the other factors discussed in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in the Company’s other periodic filings with the Securities and Exchange Commission (the “SEC”) which are available for review at www.sec.gov under “Search for Company Filings.”

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

As of the end of the Company’s first fiscal quarter ended March 31, 2012 covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The following material weakness has been identified by management in connection with its assessment as of December 31, 2011, which as of March 31, 2012, the Company has concluded the material weakness has not been fully remediated. The Company has determined that Erye does not have sufficient qualified accounting and finance personnel, which has resulted in the lack of appropriate (i) segregation of duties in certain areas, (ii) detailed records for long term assets, (iii) knowledge of certain complex aspects of Chinese tax code, and (iv) audit trails on certain transactions. During 2011, the Company took steps to strengthen Erye’s competency in the area of US GAAP, by hiring a director of international accounting with many years of US GAAP accounting and reporting experience, but recognized that it needed to do more to address the day to day needs of Erye’s accounting department. In April 2012, Erye established a separate internal controls department, which will focus on strengthening accounting policies, and performing sample audits. It will also ensure that staff members receive proper training and new policies are implemented appropriately. The Company intends to take further steps to add appropriate personnel to the Erye accounting department and to increase the number of qualified staff working in the department, and will reassess whether the material weakness is fully remediated by the end of the second quarter of 2012.

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

NEOSTEM, INC.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material changes to the disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, except as set forth in Note 17, Commitments and Contingencies, of the Notes to the financial statements included elsewhere herein.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 under “Item 1 A – Risk Factors.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed, and as follows:

The Company has agreed to issue equity to certain consultants and other service providers for services. Effective April 1, 2012, pursuant to a six month agreement for consulting services in investor relations and other specified related matters, the Company agreed to issue 72,000 shares of Restricted Common Stock, vesting ratably over the term of the agreement on a monthly basis. Also effective April 1, 2012, pursuant to an amendment to an agreement with a financial services consultant, the Company agreed to issue up to $7,500 of the consultant’s monthly invoices, in shares of Restricted Common Stock for the remaining eight months of the term. Effective April 11, 2012, the Company entered into a letter agreement with a service provider whereby the Company agreed to issue 34,406 shares of Restricted Common Stock as payment of services previously rendered. Effective April 12, 2012, pursuant to a three month agreement for consulting services in business and financial relations and other specified related matters, the Company agreed to issue 250,000 shares of the Company’s Restricted Common Stock, vesting as to 62,500 on the effective date and 62,500 on each of the first, second and third monthly anniversaries of the effective date. Effective April 25, 2012, pursuant to a six month agreement for consulting services in financial and investor public relations and other specified matters, the Company agreed to issue 120,000 shares of the Company’s Restricted Common Stock, vesting as to 20,000 shares on the effective date and 20,000 shares on each of the monthly anniversaries of the effective date throughout the term of the agreement. Effective April 30, 2012, pursuant to a one year agreement for consulting services in negotiation, drafting, the finalization of contracts and other specified matters, the Company agreed to issue a five year warrant to purchase 60,000 shares of Restricted Common Stock at $.36 per share, vesting ratably over the term of the agreement. The issuance of all such securities is or was subject to the approval of the NYSE Amex.

On May 11, 2012, we consummated a private placement pursuant to which three persons and/or entities acquired an aggregate of 3,250,000 Units (the “Units”), each Unit consisting of one share of common stock and one warrant for an aggregate consideration of $1.3  million at $0.40 per Unit. The warrants have an exercise price of $0.51, expiring five years from the date of issuance and are exercisable after a period of six months.

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

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

For information with respect to certain recent issuances of equity in unregistered private transactions, see Part II – Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

ITEM 6.  EXHIBITS

(a)           Exhibits

Exhibit	Description	Reference
10.1	Form of Subscription Agreement from February 2012 private placement.(1)	10.46
10.2	Description of the NeoStem, Inc. 2012 Board of Directors Compensation Plan(2)	Item 5.02
10.3	Letter Agreement dated January 6, 2012 between NeoStem, Inc. and Catherine M. Vaczy, Esq.(1)	10.92
10.4	Letter Agreement dated April 11, 2012 between NeoStem, Inc. and Andrew Pecora, M.D., F.A.C.P.(3)	10.107
10.5	Underwriting Agreement, dated March 29, 2012, by and among NeoStem, Inc. and the underwriters named on Schedule I thereto.(4)	1.1
10.6	Form of Common Stock Purchase Warrant for the March 29, 2012 Offering.(4)	4.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*	31.1
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*	31.2
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	32.1
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	32.2
101.INS	XBRL Instance Document***	101.INS
101.SCH	XBRL Taxonomy Extension Schema***	101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***	101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase***	101.DEF
101.LAB	XBRL Taxonomy Extension Label Linkbase***	101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***	101.PRE

*	Filed herewith.
**	Furnished herewith.
***	Users of this interactive data file are advised pursuant to Rule 406T of Regulations S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(1)	Filed with the SEC as an exhibit, numbered as indicated above, to our annual report on Form 10-K dated March 20, 2012, which exhibit is incorporated here by reference.
(2)	The first paragraph under Item 5.02 of our Current Report on Form 8-K dated January 4, 2012, which paragraph contains a description of the NeoStem, Inc. 2012 Directors Compensation Plan, is incorporated by reference into this Form 10-Q.
(3)	Filed with the SEC as an exhibit, numbered as indicated above, to Amendment No. 1 on Form 10-K/A dated April 27, 2012 to our annual report on Form 10-K, which exhibit is incorporated here by reference.
(4)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated March 29, 2012, which exhibit is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOSTEM, INC. (Registrant)

By:	/s/ Robin Smith M.D.
Robin Smith M.D., Chief Executive Officer

Date: May 11, 2012

By:	/s/ Larry A. May
Larry A. May, Chief Financial Officer

Date: May 11, 2012

By:	/s/ Joseph Talamo
Joseph Talamo, Chief Accounting Officer

Date: May 11, 2012

