Form 10-Q
period 2012-06-30
NeoStem, Inc.
filed 2012-08-14
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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
Yes  ☐     No  ☒
152,535,118 SHARES, $.001 PAR VALUE, AS OF August 10, 2012

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

Index

NEOSTEM, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$2,112,582	$3,935,160
Accounts receivable trade, net of allowance for doubtful accounts of $448,487 and $187,600, respectively	1,256,640	1,010,475
Inventory	1,161,343	647,745
Prepaids and other current assets	882,800	649,739
Assets related to discontinued operations	46,838,739	32,367,217
Total current assets	52,252,104	38,610,336
Property, plant and equipment, net	11,301,963	11,616,053
Goodwill	11,117,770	11,117,770
Intangible assets, net	14,783,433	15,086,038
Other assets	3,507,266	3,326,938
Assets related to discontinued operations	45,063,647	75,570,645
	$138,026,183	$155,327,780
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,171,484	$2,287,201
Accrued liabilities	2,108,522	1,090,176
Notes payable	154,978	148,062
Mortgages payable	3,541,306	3,635,061
Unearned revenues	1,631,480	1,121,134
Liabilities related to discontinued operations	38,407,500	28,165,010
Total current liabilities	48,015,270	36,446,644
Long-term Liabilities
Deferred income taxes	3,774,655	3,774,655
Unearned revenues	156,466	169,198
Notes payable	57,057	—
Derivative liabilities	362,946	474,463
Acquisition-related contingent consideration	3,130,000	3,130,000
Other long-term liabilities	70,528	—
Liabilities related to discontinued operations	27,026,259	26,388,976
Total long-term liabilities	34,577,911	33,937,292
Commitments and Contingencies
Redeemable Securities
Convertible Redeemable Series E Preferred Stock; 10,582,011 shares designated, liquidation value $1.00 per share; issued and outstanding 4,311,190 and 6,662,748 shares, at June 30, 2012 and December 31, 2011, respectively	3,574,431	4,811,326
EQUITY

Index

Shareholders' Equity
Preferred stock; authorized, 20,000,000 shares Series B convertible redeemable preferred stock liquidation value, 1 share of common stock, $.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at June 30, 2012 and December 31, 2011	100	100
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding, 137,619,903 and 109,329,587 shares, at June 30, 2012 and December 31, 2011, respectively	137,620	109,330
Additional paid-in capital	215,184,988	200,858,638
Accumulated deficit	(173,144,555)	(143,094,854)
Accumulated other comprehensive income	4,174,332	4,152,343
Total NeoStem, Inc. shareholders' equity	46,352,485	62,025,557
Noncontrolling interests	5,506,086	18,106,961
Total equity	51,858,571	80,132,518
	$138,026,183	$155,327,780

See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$3,372,097	$2,210,818	$7,144,829	$3,659,965
Cost of revenues	2,735,990	1,790,729	5,691,696	3,460,892
Gross profit	636,107	420,089	1,453,133	199,073

Research and development	2,714,587	1,591,354	4,661,792	4,116,434
Selling, general, and administrative	4,732,953	8,868,615	11,145,229	15,317,698
Operating Expenses	7,447,540	10,459,969	15,807,021	19,434,132

Operating loss	(6,811,433)	(10,039,880)	(14,353,888)	(19,235,059)

Other income (expense):
Other income, net	24,353	555,722	111,806	279,895
Interest expense	(450,904)	(705,944)	(975,020)	(1,427,231)
	(426,551)	(150,222)	(863,214)	(1,147,336)

Loss from continuing operations before provision for income taxes and noncontrolling interests	(7,237,984)	(10,190,102)	(15,217,102)	(20,382,395)
Provision for income taxes	—	(103,720)	—	(178,770)
Net loss from continuing operations	(7,237,984)	(10,086,382)	(15,217,102)	(20,203,625)
Loss from discontinued operations - net	(26,184,931)	(451,510)	(27,412,679)	(34,024)
Net loss	(33,422,915)	(10,537,892)	(42,629,781)	(20,237,649)

Less - loss from continuing operations attributable to noncontrolling interests	(86,961)	(14,598)	(188,722)	(201,905)
Less - loss (income) from discontinued operations attributable to noncontrolling interests	(12,830,618)	82,473	(12,587,593)	743,013
Net loss attributable to NeoStem, Inc.	(20,505,336)	(10,605,767)	(29,853,466)	(20,778,757)
Preferred dividends	88,391	170,782	196,235	357,415
Net loss attributable to NeoStem, Inc. common shareholders	$(20,593,727)	$(10,776,549)	$(30,049,701)	(21,136,172)

Amounts Attributable to NeoStem, Inc. common shareholders:
Loss from continuing operations	$(7,151,023)	$(10,071,784)	$(15,028,380)	$(20,001,720)
Loss from discontinued operations - net of taxes	(13,354,313)	(533,983)	(14,825,086)	(777,037)
Preferred dividends	88,391	170,782	196,235	357,415
Net loss attributable to NeoStem, Inc. common shareholders	$(20,593,727)	$(10,776,549)	$(30,049,701)	$(21,136,172)

Basic and diluted (loss) per share attributable to NeoStem, Inc. common shareholders:
Continuing operations	$(0.05)	$(0.13)	$(0.12)	$(0.26)
Discontinued operations	$(0.10)	$(0.01)	$(0.12)	(0.01)
NeoStem, Inc. common shareholders	$(0.15)	$(0.13)	$(0.24)	$(0.27)
Weighted average common shares outstanding	134,412,025	80,567,011	123,109,487	77,117,905

See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(33,422,915)	$(10,537,892)	$(42,629,781)	$(20,237,649)
Other comprehensive income (loss):
Foreign currency translation elimination on discontinued operations	(169,993)	—	(169,993)	—
Foreign currency translation	35,581	(1,429,463)	367,422	88,206
Total other comprehensive (loss) income	(134,412)	(1,429,463)	197,429	88,206
Comprehensive loss	(33,557,327)	(11,967,355)	(42,432,352)	(20,149,443)
Comprehensive (loss) income attributable to noncontrolling interests	(12,900,144)	(655,226)	(12,600,875)	556,611
Comprehensive net loss attributable to NeoStem, Inc. common shareholders	$(20,657,183)	$(11,312,129)	$(29,831,477)	$(20,706,054)

See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total NeoStem, Inc. Shareholders'	Non- Controlling Interest in
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Subsidiary	Total Equity
Balance at December 31, 2011	10,000	$100	109,329,587	$109,330	$200,858,638	$4,152,343	$(143,094,854)	$62,025,557	$18,106,961	$80,132,518
Net loss	—	—	—	—	—	—	(29,853,466)	(29,853,466)	(12,776,315)	(42,629,781)
Foreign currency translation	—	—	—	—	—	21,989	—	21,989	175,440	197,429
Share-based compensation	—	—	1,561,813	1,562	3,553,449	—	—	3,555,011	—	3,555,011
Proceeds from issuance of common stock	—	—	24,533,586	24,534	9,926,693	—	—	9,951,227	—	9,951,227
Repayment of Series E Preferred Principal and Dividends	—	—	2,194,917	2,194	846,208	—	(196,235)	652,167	—	652,167
Balance at June 30, 2012	10,000	$100	137,619,903	$137,620	$215,184,988	$4,174,332	$(173,144,555)	$46,352,485	$5,506,086	$51,858,571

See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(42,629,781)	$(20,237,649)
Loss from discontinued operations	27,412,679	34,024
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock, stock options and warrants issued as payment for compensation, services rendered and interest expense	3,555,011	6,656,953
Depreciation and amortization	774,773	922,975
Amortization of preferred stock discount and issuance cost	872,736	1,329,187
Changes in fair value of derivative liability	(111,517)	(295,356)
Write off of acquired in-process research and development	—	927,000
Contributions paid with common stock	—	607,363
Bad debt expense (recovery)	233,800	(23,395)
Deferred income taxes	—	(178,770)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Prepaid expenses and other current assets	(195,927)	187,687
Accounts receivable	(524,115)	(459,809)
Inventory	(513,598)	(810,728)
Unearned revenues	497,613	1,153,447
Other assets	(180,000)	97,248
Accounts payable, accrued expenses and other current liabilities	963,948	961,572
Net cash used in operating activities - continuing operations	(9,844,378)	(9,128,251)
Net cash provided by (used in) operating activities - discontinued operations	8,992,032	(4,137,269)
Net cash used in operating activities	(852,346)	(13,265,520)
Cash flows from investing activities:
Cash received in acquisitions	—	227,942
Change in restricted cash used as collateral for notes payable	—	(500)
Acquisition of property and equipment	(176,011)	(387,908)
Net cash used in investing activities - continuing operations	(176,011)	(160,466)
Net cash used in investing activities - discontinued operations	(2,140,792)	(6,256,240)
Net cash used in investing activities	(2,316,803)	(6,416,706)
Cash flows from financing activities:
Net proceeds from exercise of options	—	7,100
Net proceeds from issuance of capital stock	9,951,227	5,907,723
Repayment of mortgage loan	(93,755)	(64,366)
Proceeds from notes payable	223,433	149,766
Repayment of notes payable	(159,460)	(234,170)
Repayment of debt to related party	—	(3,000,000)
Repayment of preferred stock	(1,391,926)	—
Payment of dividend	(31,702)	—
Net cash provided by financing activities - continuing operations	8,497,817	2,766,053
Net cash provided by financing activities - discontinued operations	229,176	6,083,610

Index

Net cash provided by financing activities	8,726,993	8,849,663
Impact of changes of foreign exchange rates	(41,506)	70,582
Net increase/(decrease) in cash and cash equivalents	5,516,338	(10,761,981)
Cash and cash equivalents at beginning of year	12,745,432	15,612,391
Cash and cash equivalents at end of period	18,261,770	4,850,410
Less cash and cash equivalents of discontinued operations at end of period	16,149,188	2,875,232
Cash and cash equivalents of continuing operations at end of period	$2,112,582	$1,975,178

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,243,700	$1,333,800
Taxes	811,500	1,634,500
Supplemental Schedule of non-cash investing activities:
Acquisition of property and equipment	—	1,283,400
Capitalized interest	106,400	212,000
Supplemental schedule of non-cash financing activities
Common stock and warrants issued with the acquisition of PCT	—	17,866,200
Common stock issued pursuant to the redemption of Convertible Redeemable Series E 7% Preferred Stock	717,700	1,959,600
Common stock issued in payment of dividends for the Convertible Redeemable Series E 7% Preferred Stock	130,700	475,200
Dividend to related party reinvested as loan payable	—	11,726,000

See accompanying notes to consolidated financial statements.

Index

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

NeoStem, Inc. is a cellular therapy company. In 2011, we operated our business in three reportable segments: (i) Cell Therapy — United States; (ii) Regenerative Medicine — China; and (iii) Pharmaceutical Manufacturing — China. Effective March 31, 2012, we no longer operated in the Regenerative Medicine – China reportable segment, which is now reported in discontinued operations (see Note 13). On June 18, 2012, we also announced an agreement to sell our 51% interest in Suzhou Erye, which represented the operations in our Pharmaceutical Manufacturing - China segment, and is also reported in discontinued operations (see Note 13). As a result, the Company currently operates in a single reporting segment - Cell Therapy.

The Company is rapidly emerging as a technology and market leading company in the fast developing cell therapy market. The Company's multifaceted business strategy combines a state-of-the-art contract development and manufacturing organization (CDMO) with a medically important cell therapy product development program enabling short-term and long-term revenue growth opportunities. The Company's service business and pipeline of proprietary cell therapy products work in concert, giving us a competitive advantage that we believe is unique to the biotechnology and pharmaceutical industries. Supported by an experienced scientific and business management team and a dynamic patent and patent pending (IP) portfolio, we are well positioned to succeed.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2012 and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2011 and 2010 included in our Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Principles of Consolidation

The consolidated financial statements include the accounts of NeoStem, Inc. and its wholly owned and partially owned subsidiaries and affiliates as listed below:

Index

Entity	Percentage of Ownership	Location
NeoStem, Inc.	Parent Company	United States of America
NeoStem Therapies, Inc.	100%	United States of America
Stem Cell Technologies, Inc.	100%	United States of America
Amorcyte, LLC	100%	United States of America
CBH Acquisition LLC	100%	United States of America
China Biopharmaceuticals Holdings, Inc. (CBH)	100% owned by CBH Acquisition LLC	United States of America
Suzhou Erye Pharmaceuticals Company Ltd. (1)	51% owned by CBH	People’s Republic of China
Progenitor Cell Therapy, LLC (PCT)	100%	United States of America
NeoStem Family Storage, LLC	100% owned by PCT	United States of America
Athelos Corporation	80.1% owned by PCT	United States of America
PCT Allendale, LLC	100% owned by PCT	United States of America
(1) Represents the operations of our former Pharmaceutical Manufacturing - China reporting segment, which was discontinued on June 18, 2012, and is currently reported in discontinued operations.

The Joint Venture Agreement that governs the ownership and management of Erye provides, through 2012: (i) 49% of undistributed profits (after tax) would be distributed to Suzhou Erye Economy and Trading Co Ltd. (“EET”), the owner of the remaining 49% interest in Erye and loaned back to Erye for use in connection with its construction of the new Erye facility (to be repaid gradually after construction is completed); (ii) 45% of the net profit after tax due to the Company would be provided to Erye as part of the new facility construction fund, which will be characterized as paid-in capital for our 51% interest in Erye; and (iii) only 6% of the net profit would be distributed to us directly for our operating expenses (see Note 13). On June 18, 2012, the Company signed a definitive agreement to sell its 51% interest in Erye. The definitive agreement provides that payment to us of the purchase consideration shall satisfy and discharge in full Erye's obligations with respect to any dividends which the Company might be entitled to. The closing of the transaction is subject to the satisfaction of certain conditions.

Note 2 – Summary of Significant Accounting Policies

In addition to the policies below, our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. There were no changes during the six months ended June 30, 2012.

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

Revenue Recognition

Clinical Services: The Company recognizes revenue for its cell development and manufacturing services based on the terms of individual contracts. Revenues associated with cell development services which contain multiple stages that do not have stand-alone values and are dependent upon one another are recognized as revenue on a completed contract basis. Cell services and manufacturing services which have separate and distinct arrangements, and the Company is paid for time and materials or for fixed monthly amounts is recognized as revenue when efforts are expended or contractual terms have been met.

Clinical Services Reimbursements: The Company separately charges the customers for the expenses associated with certain consumable resources (reimbursable expenses) that are specified in each clinical services contract. On a monthly basis, the Company bills customers for reimbursable expenses and immediately recognizes these billings as revenue, as the revenue is deemed earned as reimbursable expenses are incurred. For the three months ended June 30, 2012 and 2011, clinical services reimbursements were $0.8 million and $0.6 million, respectively. For the six months ended June 30, 2012 and 2011, clinical services reimbursements

Index

were $2.0 million and $1.1 million, respectively.

Processing and Storage Services: The Company recognizes revenue related to the collection and cryopreservation of cord blood and autologous adult stem cells when the cryopreservation process is completed which is approximately twenty four hours after cells have been collected. Revenue related to advance payments of storage fees is recognized ratably over the period covered by the advance payments.

Note 3 – Acquisitions

Amorcyte Acquisition

On October 17, 2011 (the “Closing Date”), Amo Acquisition Company I, Inc. (“Subco”), a newly-formed wholly-owned subsidiary of NeoStem, merged (the “Amorcyte Merger”) with and into Amorcyte, Inc., a Delaware corporation (“Amorcyte”), in accordance with the terms of the Agreement and Plan of Merger, dated as of July 13, 2011 (the “Amorcyte Merger Agreement”), among NeoStem, Amorcyte, Subco, and Amo Acquisition Company II, LLC (“Subco II”). As a result of the consummation of the Amorcyte Merger, Amorcyte is now a wholly-owned subsidiary of NeoStem. Amorcyte is a development stage cell therapy company focusing on novel treatments for cardiovascular disease.

The fair value of assets acquired and liabilities assumed on October 17, 2011 is as follows (in thousands):

Cash	$92.9
Prepaid Expenses	178.2
In Process R&D	9,400.0
Goodwill	4,104.5
Accounts Payable & Accrued Liabilities	1,177.1
Deferred Tax Liability	3,774.7
Amount Due Related Party	340.4

The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition. The Company completed its review of the final allocation and valuation during the second quarter of 2012 and there were no changes from our preliminary assessment.

Note 4 – Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid, investments with maturities of ninety days or less when purchased. As of June 30, 2012 and December 31, 2011, the Company had approximately $0.6 million and $0.8 million, respectively, in bank deposits covered by the Federal Deposit Insurance Corporation.

Note 5 – Inventories

The Company, through its PCT subsidiary, regularly enters into contracts with clients for services that have multiple stages and are dependent on one another to complete the contract and recognize revenue. The Company's inventory represents work in process for costs incurred on such projects at PCT that have not been completed. The Company reviews these projects periodically to determine that the value of each project is stated at the lower of cost or market. Inventories were $1.2 million and $0.6 million as of June 30, 2012 and December 31, 2011, respectively.

Note 6 – Loss Per Share

Basic loss per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net loss attributable to common shareholders by the weighted average shares outstanding during the period. Diluted loss per share, which is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented as such potentially dilutive securities are anti-dilutive in all periods presented. For the six months ended June 30, 2012 and 2011, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of loss per share. At June 30, 2012 and 2011, the Company excluded the following potentially dilutive securities:

Index

	June 30,
	2012	2011
Stock Options	21,984,596	19,086,328
Warrants	58,287,955	25,007,979
Series E Preferred Stock, Common stock equivalents	3,368,117	4,599,136
Restricted Shares	142,500	340,000

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

Level 1 inputs are defined as quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 inputs are defined as inputs other than quoted prices included within Level 1 that are observable for the assets or liabilities, either directly or indirectly.

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

The Company determined the fair value of funds invested in money market investments, which are considered trading securities, to be level 1 inputs measured by quoted prices of the securities in active markets. The money market investments are included within prepaids and other current assets on the balance sheet. The Company determined the fair value of funds invested in money market funds to be level 1. The Company determined the fair value of the embedded derivative liabilities and warrant derivative liabilities to be level 3 inputs. These inputs require material subjectivity because value is derived through the use of a lattice model that values the derivatives based on probability weighted discounted cash flows. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012, and December 31, 2011 (in thousands):

	June 30, 2012
	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Money market investments	$2,497.8	$—	$—
Embedded derivative liabilities	—	—	263.2
Warrant derivative liabilities	—	—	99.8
Contingent consideration	—	—	3,130.0

	December 31, 2011
	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Money market investments	$2,497.4	$—	$—
Embedded derivative liabilities	—	—	391.7
Warrant derivative liabilities	—	—	82.7
Contingent consideration	—	—	3,130.0

Contingent consideration was recognized on October 17, 2011 in connection with the Amorcyte Merger (see Note 3). The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent

Index

consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on our own assumptions and experience. The value of our contingent consideration is valued using a discount rate of 30%. We base the timing to complete the development and approval of this product on the current development stage of the product and the inherent difficulties and uncertainties in developing a product candidate, such as obtaining U.S. Food and Drug Administration (FDA) and other regulatory approvals. In determining the probability of regulatory approval and commercial success, we utilize data regarding similar milestone events from several sources, including industry studies and our own experience. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense we record in any given period. Changes in the fair value of the contingent consideration obligations are recorded in our consolidated statement of operations. There were no changes in contingent consideration fair value as of June 30, 2012.

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the three and six months ended June 30, 2012 by type of instrument (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
	Embedded Derivatives	Warrants	Embedded Derivatives	Warrants
Beginning liability balance	$315.3	$71.9	$391.7	$82.7
Change in fair value recorded in earnings	(52.1)	27.9	(128.5)	17.1
Ending liability balance	$263.2	$99.8	$263.2	$99.8

Some of the Company’s financial instruments are not measured at fair value on a recurring basis, but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, restricted cash, accounts receivable, accounts payable, notes payable and bank loans.

Note 8 – Goodwill and Other Intangible Assets

As of June 30, 2012 and December 31, 2011, the Company's goodwill was as follows (in thousands):

Total

Balance as of December 31, 2011	$11,117.8

Balance as of June 30, 2012	$11,117.8

As of June 30, 2012 and December 31, 2011, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

		June 30, 2012			December 31, 2011
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	10 years	$1,000.0	$(145.1)	$854.9	$1,000.0	$(95.1)	$904.9
Manufacturing technology	10 years	3,900.0	(565.9)	3,334.1	3,900.0	(370.9)	3,529.1
Tradename	10 years	800.0	(116.2)	683.8	800.0	(76.2)	723.8
In process R&D	Indefinite	9,400.0	—	9,400.0	9,400.0	—	9,400.0
VSEL patent rights	19 years	669.0	(158.4)	510.6	669.0	(140.8)	528.2
Total Intangible Assets		$15,769.0	$(985.6)	$14,783.4	$15,769.0	$(683.0)	$15,086.0

Index

Total intangible amortization expense was classified in the operating expense categories for the periods included below as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenue	$97.5	$—	$195.0	$—
Research and development	8.8	8.8	17.6	17.6
Selling, general and administrative	45.0	—	90.0	—
Total	$151.3	$8.8	$302.6	$17.6

Note 9 – Debt

Notes Payable

As of June 30, 2012 and December 31, 2011, the Company had notes payable of approximately $212,000 and $148,100, respectively. The notes relate to certain insurance policies and equipment financings, require monthly payments, and mature within one to five years.

Mortgages Payable

On October 31, 2007, PCT issued a note to borrow $3,120,000 (the “Note”) in connection with its $3,818,500 purchase of condominium units in an existing building in Allendale, New Jersey (the “Property”) that PCT uses as a laboratory and stem cell processing facility. The Note is payable in 239 consecutive monthly payments of principal and interest, based on a 20 year amortization schedule; and one final payment of all outstanding principal plus accrued interest then due. The current monthly installment is $20,766, which includes interest at an initial rate of 5.00%; the interest rate and monthly installments payments are subject to adjustment on October 1, 2017. On that date, upon prior written notice, the lender has the option to declare the entire outstanding principal balance, together with all outstanding interest, due and payable in full. The Note is secured by substantially all of the assets of PCT, including a first mortgage on the Property and assignment of an amount approximately equal to eighteen months debt service held in escrow. The Note matures on October 1, 2027 if not called by the lender on October 1, 2017. The note is subject to certain debt service coverage and total debt to tangible net worth financial covenant ratios measured semi-annually. PCT was not in compliance with such covenants at the measurement date of December 31, 2011 and June 30, 2012, and obtained a covenant waiver letter from the lender for all periods through December 31, 2011 and June 30, 2012. The outstanding balance was approximately $2,652,000 at June 30, 2012 of which $117,400 is payable within twelve months. On December 6, 2010 PCT Allendale, a wholly-owned subsidiary of PCT, entered into a note for a second mortgage in the amount of $1 million on the Allendale Property with TD Bank, N.A. This loan is guaranteed by PCT, DomaniCell (a wholly-owned subsidiary of PCT, now known as NeoStem Family Storage, LLC), Northern New Jersey Cancer Associates (“NNJCA”) and certain partners of NNJCA and is subject to a financial covenant starting December 31, 2011. PCT was not in compliance with such covenants at the measurement date of December 31, 2011, and obtained a covenant waiver letter from the lender for all periods through December 31, 2011. The loan is for 124 months at a fixed rate of 6% for the first 64 months. The loan is callable for a certain period prior to the interest reset date. The initial four months was interest only. The outstanding balance as of June 30, 2012 is $889,400 of which $85,300 is payable within twelve months. Both mortgages are classified as current liabilities as of June 30, 2012.

Note 10 – Preferred Stock

Convertible Redeemable Series E 7% Preferred Stock

On November 19, 2010, the Company sold 10,582,011 Preferred Offering Units consisting of (i) one share (“Preferred Share”) of Series E 7% Senior Convertible Preferred Stock, par value $0.01 per share, of the Company, (ii) a warrant to purchase 0.25 of a share of Common Stock (consisting of at issuance an aggregate of 1,322,486 warrants, adjusted to an aggregate of 1,683,267 as of June 30, 2012); and (iii) 0.0155 of a share of Common Stock (an aggregate of 164,418 shares). Each Preferred Offering Unit was priced at $0.945 and total gross and net proceeds received by the Company were $10,000,000 and $8,876,700, respectively.

Dividends on the Preferred Shares accrue at a rate of 7% per annum and are payable monthly in arrears. The Company is required to redeem 1/27 of the Preferred Shares monthly. Monthly dividend and principal payments began on March 21, 2011 and continue on the 19th of each month thereafter with the final payment due on May 20, 2013. Payments can be made in cash or,

Index

upon notification to the holders, in shares of Company common stock, provided certain conditions are satisfied or holders of Preferred Shares agree to waive the conditions for that payment period. As of June 30, 2012, the Company had issued 7,352,649 shares of Company common stock in payment of monthly dividends and principal, including required advance payments.

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

Upon issuance, the Preferred Shares were convertible at an initial conversion price of $2.0004. The conversion price is subject to certain weighted average adjustments upon the occurrence of specific events, including stock dividends, stock splits, combinations and reclassifications of the Company’s common stock and if (with certain exceptions) the Company issues or sells any additional shares of common stock or common stock equivalents at a price per share less than the conversion price then in effect, or without consideration. As of June 30, 2012, the conversion price had been adjusted to $1.28.

The characteristics of the Series E Preferred Stock require that this instrument be treated as mezzanine equity. The Company bifurcated the fair value of the embedded conversion options and redemption options from the preferred stock since the conversion options and certain redemption options were determined to not be clearly and closely related to the Series E Preferred Stock and recorded the fair value of the embedded conversion and redemption options as long-term derivative liabilities. The Company also recorded the fair value of the warrants as a long-term derivative liability. The fair value of the preferred stock (net of issuance costs and discounts), the embedded derivatives, and warrant derivative were approximately $3,574,400, $263,200 and $99,800, respectively, as of June 30, 2012. The Company will report changes in the fair value of the embedded derivatives and warrant derivative in earnings within other income (expense), net. For the three months ended June 30, 2012, the Company recorded a decrease in the fair value of the embedded derivatives of approximately $52,100 and an increase in the warrant derivative of approximately $27,900. For the six months ended June 30, 2012, the Company recorded a decrease in the fair value of the embedded derivatives of approximately $128,500 and an increase in the warrant derivative of approximately $17,000.

Note 11 – Shareholders' Equity

Share-based Compensation

We utilize share-based compensation in the form of stock options, warrants and restricted stock.  The following table summarizes the components of share-based compensation expense for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Cost of goods sold	$16.4	$32.7	$100.3	$45.2
Research and development	98.9	357.5	260.2	617.6
Selling, general and administrative	971.1	4,355.4	3,194.5	5,994.2
Total share-based compensation expense	$1,086.4	$4,745.6	$3,555.0	$6,657.0

During the six months ended June 30, 2012, the Company issued 1,577,021 shares of restricted stock. The following table summarizes the activity for stock options and warrants for the six months ended June 30, 2012:

Index

	Stock Options	Warrants
Outstanding at December 31, 2011	17,143,505	37,389,825

Changes during the Year:
Granted	6,377,529	21,483,524
Exercised	—	—
Forfeited	(1,433,305)	—
Expired	(103,133)	(585,394)
Outstanding at June 30, 2012	21,984,596	58,287,955

Total compensation cost related to nonvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at June 30, 2012 were as follows (dollars in thousands):

	Stock Options	Warrants	Restricted Stock
Unrecognized compensation cost	$3,049.7	$66.7	$33.6
Expected weighted-average period in years of compensation cost to be recognized	1.73	0.12	0.12

Common Stock

The Company raised an aggregate of approximately $2.25 million in a private placement consummated in February 2012 pursuant to which three entities acquired an aggregate of 3,465,404 shares of Common Stock.

In March 2012, the Company completed an underwritten offering of 15,000,000 units at a purchase price of $0.40 per unit, with each unit consisting of one share of Common Stock and a five year warrant to purchase one share of Common Stock at an exercise price of $0.51 per share (the “ March 2012 Offering”). The Company sold securities in the March 2012 Offering under the Company’s previously filed shelf registration statement on Form S-3 (333-173855), which was declared effective by the Securities and Exchange Commission on June 13, 2011. The Company received gross proceeds of $6,000,000, prior to deducting underwriting discounts and offering expenses payable by the Company, for net proceeds of approximately $5,297,000. In April 2012, the underwriters in the March 2012 Offering exercised their over-allotment option for an additional 2,000,000 units. The Company received additional gross proceeds of $800,000, prior to deducting underwriting discounts, for net proceeds of approximately $744,000. Additionally in April 2012, the warrants issued in connection with the offering initially exercisable beginning on September 30, 2012, were accelerated and are now exercisable immediately.

On May 11, 2012, we consummated a private placement pursuant to which three persons and/or entities acquired an aggregate of 3,250,000 Units (the Units”), each Unit consisting of one share of common stock and one warrant for an aggregate consideration of $1.3 million at $0.40 per Unit. The warrants have an exercise price of $0.51, expiring five years from the date of issuance and are exercisable at any time. The warrants have been classified as equity and will not be subject to remeasurement.

In June 2012, the Company issued an additional 818,182 Units (the “Units”), each Unit consisting of one share of common stock and one warrant for an aggregate consideration of $350,000 at $.40 and $.44 per Unit. The warrants have an exercise price of $0.51, expiring five years from the date of issuance and are exercisable at any time.  The warrants have been classified as equity and will not be subject to remeasurement.
Note 12 – Income Taxes

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

Index

and expire at various dates through 2030. The Company has recorded a full valuation allowance against its net deferred tax asset because it is more likely than not that such deferred tax assets will not be realized.

Note 13 – Discontinued Operations

Regenerative Medicine - China segment

In 2009, the Company began its Regenerative Medicine-China business in the People’s Republic of China (“China” or “PRC”) through its subsidiary, a wholly foreign owned entity (“WFOE”) and entered into contractual arrangements with certain variable interest entities (“VIEs”). Foreign companies have commonly used VIE structures to operate in the PRC, and while such structures are not uncommon, recently they have drawn greater scrutiny from the local Chinese business community in the PRC who have urged the PRC State Council to clamp down on these structures. In addition, in December 2011, China’s Ministry of Health announced its intention to more tightly regulate stem cell clinical trials and stem cell therapeutic treatments in the PRC, which has created uncertainty regarding the ultimate regulatory environment in the PRC. Accordingly, the Company took steps to restrict, and ultimately eliminate, its regenerative medicine business in the PRC. As a result of these steps, the Company has discontinued its operations in its Regenerative Medicine-China business. The Company has determined that any liability arising from the activities of the WFOE and the VIEs will likely be limited to the net assets currently held by each entity. As of March 31, 2012, the Company recognized the following loss on exit of the Regenerative Medicine-China business (in thousands):

Cash	$195.1
Prepaid expenses and other current assets	14.9
Property, plant and equipment, net	1,023.7
Other Assets	330.5
Accounts payable	(177.1)
Accrued liabilities	(79.2)
Accumulated comprehensive income	(169.9)
Loss on exit of segment	$1,138.0

The operations and cash flows of the Regenerative Medicine - China business were eliminated from ongoing operations as a result of our exit decision, and the Company will not have continuing involvement in this business going forward. The operating results of the Regenerative Medicine – China business for the three and six months ended June 30, 2012 and 2011, which are included in discontinued operations, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$—	$98.8	$52.3	$148.9
Cost of revenues	—	(31.3)	(30.6)	(49.4)
Research and development	—	93.6	(103.3)	(64.5)
Selling, general, and administrative	—	(782.3)	(497.3)	(1,572.3)
Other income (expense)	—	1.4	(6.8)	(11.3)
Loss on exit of segment	—	—	(1,138.0)	—
Loss from discontinued operations	$—	$(619.8)	$(1,723.7)	$(1,548.6)

The summary of the assets and liabilities related to Regenerative Medicine-China discontinued operations as of December 31, 2011 was as follows (in thousands):

Index

December 31, 2011
Assets:
Cash and cash equivalents	$103.3
Prepaid expenses and other current assets	284.4
Property, plant and equipment, net	1,256.8
Other Assets	149.0
$1,793.5
Liabilities:
Accounts payable	$177.8
Accrued liabilities	31.0
$208.8

Pharmaceutical Manufacturing - China segment

On June 18, 2012, the Company announced that it had entered into a definitive agreement to sell its 51% interest in Erye (the "Equity Purchase Agreement") for  approximately $12.3 million in cash and the return to the Company of (i) 1,040,000 shares of the Company's Common Stock and (ii) the cancellation of 1,170,000 options and 640,000 Common Stock warrants.  The closing of the transaction is subject to satisfaction of certain conditions.  Closing of the transaction is expected to occur by the fourth quarter of 2012.
The operations and cash flows of the Pharmaceutical Manufacturing - China business will be eliminated from ongoing operations with the sale of the Company's 51% interest in Erye. The operating results of the Pharmaceutical Manufacturing - China business for the three and six months ended June 30, 2012 and 2011, including the estimated asset impairments based on the definitive agreement purchase price, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$18,934.3	$16,151.2	$37,218.3	$34,293.0
Cost of revenues	(12,214.2)	(11,695.7)	(25,580.0)	(24,302.1)
Research and development	(852.3)	(872.7)	(1,619.7)	(1,102.8)
Selling, general, and administrative	(3,160.1)	(2,940.2)	(6,200.1)	(6,125.9)
Other income (expense)	(514.8)	(260.5)	(1,007.4)	(366.1)
Provision for income taxes	(383.2)	(213.8)	(505.5)	(881.5)
Asset impairments	(27,994.6)	—	(27,994.6)	—
(Loss) income from discontinued operations	$(26,184.9)	$168.3	$(25,689.0)	$1,514.6

The summary of the assets and liabilities related to Pharmaceutical Manufacturing- China discontinued operations as of June 30, 2012 and December 31, 2011, respectively, were as follows (in thousands):

Index

	June 30, 2012	December 31, 2011
Cash and cash equivalents	$16,149.2	$8,707.0
Restricted cash	1,115.3	—
Accounts receivable, net	7,317.0	5,525.7
Inventory	20,445.2	16,505.7
Deferred income taxes	350.7	463.7
Prepaid expenses and other current assets	1,461.4	777.5
Property, plant and equipment, net	36,097.2	36,490.4
Land use rights, net	4,856.2	4,872.4
Goodwill	—	8,495.7
Intangible assets, net	1,352.4	21,846.4
Other assets	2,757.8	2,459.9
Total assets	$91,902.4	$106,144.4

Accounts payable	$17,310.5	$7,950.3
Accrued liabilities	1,887.7	1,705.8
Bank loans	14,238.0	15,712.0
Notes payable	2,230.6	—
Income tax payable	1,381.5	621.6
Deferred income taxes	5,913.7	6,177.4
Unearned revenue	1,216.9	1,315.4
Amount due related parties	21,254.9	20,862.7
Total Liabilities	$65,433.8	$54,345.2

Concentration of Risks

For the three and six months ended June 30, 2012, three major suppliers provided approximately 31.8% and 30.0%, respectively, of Erye's purchases of raw materials with each supplier individually accounting for approximately 11.9% and 10.8%, and 10.3% and 9.8%, and 9.6% and 9.4%, respectively.  As of June 30, 2012, the total accounts payable to the three major suppliers represented 28.1% of the total accounts payable balance.

Approximately 85% of Erye's revenues are derived from products that use penicillin or cephalosporin as the key active ingredient. These products are manufactured on two of the eight production lines in Erye's manufacturing facility. Any issues or incidents that might disrupt the manufacturing of products requiring penicillin or cephalosporin could have a material impact on the operating results of Erye. Any interruption or cessation in production could impact market sales.

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

The general reserve is used to offset extraordinary losses. Subject to approval by the relevant authorities, a company may, upon a resolution passed by the shareholders, convert the general reserve into registered capital provided that the remaining general reserve after the conversion shall be at least 25% of the registered capital of the subsidiary before the capital increase as a result of the conversion. The staff welfare and bonus reserve is used for the collective welfare of the employees of the company. The enterprise expansion reserve is for the expansion of the subsidiary’s operations and can also be converted to registered capital upon a resolution passed by the shareholders subject to approval by the relevant authorities. These reserves represent appropriations of the retained earnings determined in accordance with Chinese law, and are not distributable as cash dividends to the parent company, NeoStem. Statutory reserves are $2,479,500 and $2,488,000 as of June 30, 2012 and December 31, 2011, respectively.

Index

Relevant PRC statutory laws and regulations permit payment of dividends by the Company’s PRC subsidiaries only out of their accumulated earnings, if any, as determined in accordance with PRC accounting standards and regulations. As a result of these PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets either in the form of dividends, loans or advances. The restricted amount was $186,800 at June 30, 2012 and $185,000 at December 31, 2011.

Related Party Transactions

At June 30, 2012 and December 31, 2011, Erye owed EET, the 49% shareholder of Erye, approximately $21,254,900 and $20,862,700, respectively, which represents dividends paid and loaned back to Erye. June 30, 2012 and December 31, 2011 the interest rate on this loan was 6.31% and 6.56%, respectively. In June 2012 Erye paid EET approximately $374,200 of unpaid accrued interest.

Pursuant to the terms and conditions of the October 2009 Erye Joint Venture Agreement, dividend distributions to EET and the Company’s subsidiary will be made in proportion to their respective ownership interests in Erye; provided, however, that for the three-year period commencing on the first day of the first fiscal quarter after the Joint Venture Agreement became effective distributions are made as follows: for undistributed profits generated subsequent to the acquisition date: (i) the 49% of undistributed profits (after tax) of the joint venture due EET will be distributed to EET and lent back to Erye to help finance costs in connection with its construction of and relocation to a new facility (to be repaid gradually after construction is completed); and (ii) of the net profit (after tax) of the joint venture due the Company, 45% will be provided to Erye as part of the new facility construction fund and will be characterized as additional paid-in capital for the Company’s 51% interest in Erye, and 6% will be distributed to the Company. It was contemplated by the Joint Venture Agreement that the construction would continue for three years. As such, 45% of the dividend we would be entitled to by reason of our 51% ownership would remain in Erye through 2012 to complete the construction while EET would loan back their dividend during the same period at a prevailing bank interest rate. In January 2011, a dividend totaling approximately $13,671,100 based on earnings for Fiscal Year 2009 was declared and approximately $6,698,800 was distributed to EET and lent back to Erye and approximately $6,972,300 due the Company was reinvested and re-characterized as additional paid-in capital in the business. In April 2011, a dividend totaling $10,259,700 based on earnings for Fiscal Year 2010 was declared and approximately $5,027,300 was distributed to EET and lent back to Erye, and approximately $5,232,400 due the Company was reinvested and re-characterized as additional paid-in capital in the business. A10% withholding tax was required on dividends payable to the Company. As a result, Erye withheld approximately $1,220,500 in taxes related to the Company’s Fiscal Year 2009 and 2010 dividend amounts, and such amount has been paid to the local Chinese tax authorities as of December 31, 2011.

Contingencies

Chinese regulatory approvals — The Company has determined that it did not obtain all Chinese regulatory approvals (and associated registrations) required to reflect the legal title of its interest in Erye as being held by the proper entity within our group which is its current beneficial owner as that term is used under U.S. law. The Company believes that this issue will become moot through the proposed sale of the Company's equity interest in Erye to Erye's Chinese joint venture partner, EET. We have also secured Erye's agreement to obtain any necessary remedial approvals and filings in the event the Erye equity sale was not to close. As the Company has already signed a definitive agreement with EET with respect to the sale of its Erye equity interest, the Company believes that the risk of possible tax exposure and other regulatory issues in PRC associated with the foregoing filing deficiency is relatively contained.

    Xiangbei Welman Pharmaceutical Co., Ltd. v. Suzhou Erye Pharmaceutical Co., Ltd. and Hunan Weichu Pharmacy Co., Ltd. involves a copyright infringement lawsuit brought in 2009 whereby Welman claimed the package inserts with respect to a particular antibiotics complex manufactured by Erye (the "Product") infringed its copyright. Erye was enjoined from copying and using the package inserts on the Product and from selling the Product with the package inserts and Welman was awarded 50,000 RMB Erye has filed application for a retrial of the previous lawsuit brought by Welman to the Hunan High Court, which application filing was accepted by the court, with the court opening date for retrial not determined yet.
In July 2011, a new copyright infringement lawsuit was brought by Welman against Erye claiming that Erye was not complying with the earlier judgment enjoining them from copying and using the package inserts for the Product. The Changsha Intermediate Court was applied to for property preservation and issued a civil decision freezing Erye's bank deposit of up to 50 million RMB, or to seal up or detain Erye's other properties of equal value. As of June 30, 2012, approximately 17.4 million RMB (approximately $2.8 million) had been frozen in six Erye bank accounts. Erye has contended that jurisdiction is not proper, and the case is now in review of the Hunan High Court.

Index

In July 2011, another copyright infringement lawsuit was instituted by Welman against Erye in the Guangzhou Intermediate Court to (i) enjoin Erye from copying and using the package inserts from the Product and selling the drugs with the aforesaid package inserts; and (ii) award Welman economic losses of approximately 2 million RMB against Erye. The case has since been withdrawn by Welman. Welman made an application for a preliminary injunction to prohibit Erye from copying and using the package inserts from the Product and selling the drugs with the aforesaid package inserts; Welman's application was denied by the Court on September 6, 2011. Welman subsequently obtained a preliminary injunction from a lower court Guangzhou Haizhu District Court on September 14, 2011.  However, on October 28, 2011, upon the appeal by Erye, the Haizhu District Court issued a decision withdrawing the preliminary injunction. Welman again applied for on April 13, 2012 and obtained on April 17, 2012 a preliminary injunction from another lower court Guangzhou Baiyun District Court. Erye has applied for court reconsideration on that granted preliminary injunction. On July 2, 2012, Guangzhou Baiyun District Court issued a decision withdrawing the injunction.
Note 14 – Related Party Transactions

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

One investor in the Company's private placement offering in May 2012 was Martyn Greenacre, a member of the Company's Board of Directors, who purchased 250,000 units for a total subscription amount of $100,000.

On June 18, 2012, we and our subsidiary, China Biopharmaceuticals Holdings, Inc. (“CBH”), entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Fullbright Finance Limited, a limited liability company organized under the laws of the British Virgin Islands (“Fullbright”), Suzhou Erye Economy & Trading Co., Ltd., a limited liability company organized under the laws of the People's Republic of China (“EET” and together with Fullbright, each a “Purchaser” and collectively, the “Purchasers”), and Erye, which Equity Purchase Agreement provides for the sale by NeoStem and CBH to the Purchasers (the “Erye Sale”) of our 51% ownership interest in Erye (the “Erye Interest”). EET, one of the Purchasers party to the Equity Purchase Agreement, is the holder of the minority 49% ownership interest in Erye, and is a party along with our subsidiary CBH to the Joint Venture Agreement governing the ownership of the respective interests in Erye. Fullbright is an affiliate of EET. Mr. Shi Mingsheng (a member of our Board of Directors, and Chairman of the Board of Erye) and Madam Zhang Jian (the General Manager of Erye, and formerly our Vice President of Pharmaceutical Operations) are the principal equity holders of each of EET and Fullbright. Fullbright has assigned all its rights and obligations under the Equity Purchase Agreement (except for its obligations in respect of the return of certain NeoStem securities held by it as part of the purchase price, and its obligations in respect of closing deliverables) to Highacheive Holdings Limited, a limited liability company organized under the laws of the British Virgin Islands and an affiliate of Fullbright (“Highacheive”). As a result of the assignment, the Purchasers of our Erye Interest will be EET and Highacheive. See Note 13 for a description of the consideration to be paid by the Purchasers pursuant to the Equity Purchase Agreement.

In May 2012, The Stem for Life Foundation of which NeoStem's CEO and Chairman is President and Trustee, its General Counsel is Secretary and Trustee and its Vice President, Corporate Controller and Chief Accounting Officer, paid NeoStem approximately $150,000.  This amount relates to services associated with joint activities between the Foundation, NeoStem, the Pontifical Council for Culture and the Pontifical Council's foundation, Science, Theology and the Ontological Quest (“STOQ”).

Note 15 – Commitments and Contingencies

Lease Commitments

The Company leases office and laboratory facilities and certain equipment under certain noncancelable operating leases that expire from time to time through 2017. A summary of future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year as of June 30, 2012 are as follows (in thousands):

Index

Years ended	Operating Leases
2012	$685.7
2013	992.2
2014	624.2
2015	566.1
2016	563.9
Thereafter	293.2
Total minimum lease payments	$3,725.3

Expense incurred under operating leases was approximately $435,400 and $848,200 for the three and six months ended June 30, 2012, respectively, and $528,900 and $941,500 for the three and six months ended June 30, 2011, respectively.

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

Note 16 – Subsequent Events

Since June 30, 2012, the Company has raised an aggregate of approximately $7 million through the private placement of its securities and the exercise of outstanding warrants.

In July 2012, warrant holders from the March 2012 Offering exercised of an aggregate of 3,080,044 warrants at an exercise price of $.51 per share for an aggregate consideration of approximately $1.6 million.

In July 2012, the Company consummated a private placement and issued an aggregate of 58,140 Units (the “Units”) with a unit price of $.43, each Unit consisting of one share of common stock and one warrant for an aggregate consideration of $25,000. The warrants have an exercise price of $0.51, expiring five years from the date of issuance and are exercisable immediately upon issuance.
In connection with the July 2012 exercise of 2,808,140 of the warrants issued in our May-July 2012 private placement warrants (issued as described in Note 11 above, in our Form 10-Q filed on May 11, 2012 and in the immediately preceding paragraph) at

Index

an exercise price of $0.51 per share for an aggregate consideration of $1.4 million, we issued to each exercising holder in consideration of such exercise a new warrant, (each, a "July 2012 New Warrant") to purchase the identical number of shares of our Common Stock as had been covered by such portion of the old May-July 2012 Private Placement Warrant as had been exercised (July 2012 New Warrants covering an aggregate of 2,808,140 shares were issued). Each July 2012 New Warrant is exercisable for five years and is subject to substantially the same terms as the old May-July 2012 Private Placement Warrant that was exercised, except that the per share exercise price of each July 2012 New Warrant is between $.66 and $.69, the closing price of our Common Stock on the date the old May-July 2012 Private Placement Warrant was exercised.

On July 5, 2012 (the “Grant Date”), the Compensation Committee of the Company’s Board of Directors granted Robin L. Smith, M.D., the Company’s Chief Executive Officer and Chairman of the Board, an option (the “Option”) to purchase 700,000 shares of NeoStem common stock at an exercise price of $.52 per share (the closing price of a share of NeoStem common stock on the NYSE Mkt on the Grant Date), and issued 150,000 shares (the “Shares”) to her pursuant and subject to the terms of the Company’s 2009 Equity Compensation Plan. The Option and Shares were fully vested on the Grant Date and the Option has a term of ten years despite termination of employment. The Company agreed to pay to or on behalf of Dr. Smith the amount of $69,660 to cover Dr. Smith's tax liability in respect of the Shares.
On August 10, 2012, we issued an additional 1,219,512 Units in accordance with the terms of the May-July 2012 Private Placement at $.41 per Unit, which was equal to the greater of $.40 or one penny above the market price on the date of execution of the subscription agreement by the investor, each unit consisting of one share of common stock and one warrant, for an aggregate consideration of $0.5 million.
We have determined that under Delaware law, stockholder approval is not necessary for the consummation of the sale of our Erye Interest.  As a result, we will not be delivering a proxy statement or holding a special meeting in connection with the Erye Sale. We are currently working with the Purchasers to document the waiver of the shareholder approval provisions of the Equity Purchase Agreement.

As reported in our Current Report on Form 8-K filed on July 9, 2012 with the SEC, on July 9, 2012 we received from the Purchasers the initial $1,228,000 down payment (10% of the total cash purchase price for the Erye Sale). Additionally, in August 2012, the Purchasers paid $4,912,000 (being 40% of the total cash purchase price for the Erye Sale) into escrow (the "Second Purchase Price Payment"), as follows:  (x) $2,456,000 (the "Offshore Second Purchase Price Payment") was deposited by the Purchasers into a U.S.-based escrow account (the "Offshore Escrow Account") (the Equity Purchase Agreement providing that the Offshore Second Purchase Price Payment shall be released to our subsidiary CBH upon the receipt of approval of the Erye Sale by the PRC Ministry of Commerce and/or its local counterparts as applicable ("MOFCOM Transfer Approval")) and (y) the RMB equivalent of $2,456,000 (the "Onshore Second Purchase Price Payment") was deposited by the Purchasers into an escrow account inside the PRC (the "Onshore Escrow Account").  Pursuant to the Equity Purchase Agreement, the RMB equivalent of $6,140,000 (the remaining 50% of the total cash purchase price for the Erye Sale) is due to be deposited by the Purchasers into the Onshore Escrow Account by the earlier of (a) the date the application seeking MOFCOM Transfer Approval is submitted or (b) September 30, 2012.

On August 10, 2012, a warrant holder exercised its warrants to purchase 2,100,000 shares of the Company' common stock at an exercise price of $0.51 per share, for gross proceeds to the Company of approximately $1.1 million. The warrants were originally issued in 2009 with an exercise price of $2.50 per share. The Company's board of directors authorized the exercise modification in July 2012.

On August 10, 2012, a warrant holder exercised its warrants to purchase 344,828 shares of common stock at $1.85, and 300,000 shares of common stock at $1.45 per share, respectively, for gross proceeds to the Company of approximately $1.1 million. Since the exercise prices of the warrants were significantly above the Company's stock price, the Company issued the warrant holder 1,458,952 shares of the Company's common stock as an inducement to exercise. The Company's board of directors authorized the exercise inducement in July 2012.

On August 10, 2012, the Company consummated a private placement and issued an aggregate of 2,254,385 Units (the “Units”), each Unit consisting of one share of common stock and one warrant for an aggregate consideration of 1,285,000. The warrants have an exercise price of the greater of (i) $0.70; or (ii) a penny above the closing price of Common stock on the date the subscription agreement was executed, expiring five years from the date of issuance and are exercisable immediately upon issuance.

In August 2012, the Company signed a new lease for a larger space at its current executive offices at 420 Lexington Avenue, New York, NY 10170. The new lease is believed to be sufficient space for the near future. The lease term is to begin around September 2012 and extend through June 2015. The base monthly rent, which includes storage space, averages approximately $27,000 per month. This property is used as the Company's corporate headquarters.

Index

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

Overview

NeoStem, Inc. is a cellular therapy company. In 2011, the Company operated its business in three reportable segments: (i) Cell Therapy — United States; (ii) Regenerative Medicine — China; and (iii) Pharmaceutical Manufacturing — China. Effective March 31, 2012, the Company no longer operated in the Regenerative Medicine – China reportable segment, which is now reported in discontinued operations. On June 18, 2012, the Company also announced an agreement to sell its 51% interest in Suzhou Erye, which represented the operations in our Pharmaceutical Manufacturing - China segment, and is also reported in discontinued operations. As a result, the Company currently operates in a single reporting segment- Cell Therapy.

We are rapidly emerging as a technology and market leading company in the fast developing cell therapy market. Our multifaceted business strategy combines a state-of-the-art contract development and manufacturing organization (CDMO) with a medically important cell therapy product development program enabling near and long-term revenue growth opportunities. Our service business and pipeline of proprietary cell therapy products work in concert, giving us a competitive advantage that we believe is unique to the biotechnology and pharmaceutical industries. Supported by an experienced scientific and business management team and a dynamic patent and patent pending (IP) portfolio, we are well positioned to succeed.

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

In March 2011 PCT’s wholly owned subsidiary, Athelos, Inc. (“Athelos”), acquired rights and technology for a T-cell based immunomodulatory therapeutic in exchange for an approximate 20% interest in Athelos.

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

We acquired our Pharmaceutical Manufacturing — China segment when on October 30, 2009, China Biopharmaceuticals Holdings, Inc. (“CBH”) merged with a wholly-owned subsidiary of NeoStem (the “Erye Merger”). As a result of the Erye Merger, NeoStem acquired CBH’s 51% ownership interest in Erye, a Sino-foreign joint venture with limited liability organized under the laws of the PRC. Erye was founded more than 50 years ago and represents an established, vertically-integrated pharmaceutical business. Historically, Erye has concentrated its efforts on the manufacturing and distribution of generic antibiotic products. In 2010, Erye began transferring its operations to its newly constructed manufacturing facility, as to which construction is now substantially completed. The relocation and the new production lines have been completed and received cGMP certification. As part of its plan to focus its business on capturing the paradigm shift to cell therapies following the January 2011 acquisition of PCT, on June 18, 2012, the Company entered into a definitive agreement to sell its interest in Erye for approximately $12.3 million

Index

in cash plus the return to the Company of 1,040,000 shares of NeoStem common stock and the cancellation of 1,170,000 options and 640,000 warrants.

Results of Operations

Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011

Net loss for the three months ended June 30, 2012 was approximately $33.4 million compared to $10.5 million for the three months ended June 30, 2011. Our net loss from continuing operations for the three months ended June 30, 2012 and 2011 was approximately $7.2 million and $10.1 million, respectively. The loss from discontinued operations - net, reflects the operations of our Regenerative Medicine – China segment which was deconsolidated in the first quarter of 2012, and the operations of our Pharmaceutical Manufacturing - China segment, effective with our agreement to sell our 51% interest in Suzhou Erye in the second quarter of 2012. The loss from discontinued operations - net for the the three months ended June 30, 2012 and 2011 was approximately $26.2 million and $0.5 million, respectively.

Net loss for the six months ended June 30, 2012 was approximately $42.6 million compared to $20.2 million for the six months ended June 30, 2011. Our net loss from continuing operations for the three months ended June 30, 2012 and 2011 was approximately $15.2 million and $20.2 million, respectively. The loss from discontinued operations - net for the the six months ended June 30, 2012 and 2011 was approximately $27.4 million and $34.0 thousand, respectively.

Revenues

For the three months ended June 30, 2012, total revenues were approximately $3.4 million compared to $2.2 million for the three months ended June 30, 2011, representing an increase of $1.2 million or 53%. Revenues for period were comprised of the following (in thousands):

	Three Months Ended June 30,
	2012	2011
Clinical Services	$1,753.7	$962.4
Clinical Services Reimbursables	846.9	586.3
Processing and Storage Services	765.1	453.2
Other	6.4	208.9
	$3,372.1	$2,210.8

•
Clinical Services, representing third party process development and clinical manufacturing services provided at PCT, of approximately $1.8 million for the three months ended June 30, 2012 compared to $1.0 million for the three months ended June 30, 2011, representing an increase of approximately $0.8 million or 82%. The increase in clinical services revenue is due to an increased overall visibility of PCT and penetration into the cell therapy marketplace along with a general increase in the development of autologous cell therapies in the United States due to enhanced investment and expanded marketing programs in 2011 and 2012.  The revenue increase was also due to lower deferred revenue as of June 30, 2012 compared to June 30, 2011, as fewer clinical service contracts were subject to contract completion for revenue recognition.  In accordance with our revenue recognition policy, revenue is recognized upon contract completion for certain clinical service contracts.

•
Clinical Services Reimbursables, representing reimbursement of expenses for certain consumables incurred on behalf of our clinical service revenue clients, of approximately $0.8 million for the three months ended June 30, 2012 compared to $0.6 million for the three months ended June 30, 2011, representing an increase of approximately $0.3 million or 44%. Our reimbursable revenue increased as a result of increased manufacturing and process development activity.

•
Processing and Storage Services, representing revenues from our oncology, cord blood, and adult stem cell banking activities, of approximately $0.8 million for the three months ended June 30, 2012 compared to $0.5 million for the three months ended June 30, 2011, representing an increase of approximately $0.3 million or 69%. The increase is primarily attributable to increased revenue from our oncology stem cell processing service. Additionally, we added hospital clients during 2012 as more hospitals have begun to outsource their oncology stem cell processing. We expect to continue to see this level of revenue in 2012.

•	Other Revenue of approximately $6.4 thousand for the three months ended June 30, 2012 compared to $0.2 million for

Index

the three months ended June 30, 2011. In the second quarter of 2011, we received a $200,000 license fee related to our adult stem cell technology.

For the three months ended June 30, 2012, total cost of revenues were approximately $2.7 million compared to $1.8 million for the three months ended June 30, 2011, representing an increase of $0.9 million or 53%. Overall, gross profit for the three months ended June 30, 2012 was $0.6 million compared to $0.4 million for the three months ended June 30, 2011, representing an increase of approximately $0.2 million or 51% .

For the six months ended June 30, 2012, total revenues were approximately $7.1 million compared to $3.7 million for the six months ended June 30, 2011, representing an increase of $3.5 million or 95%. Revenues for period were comprised of the following (in thousands):

	Six Months Ended June 30,
	2012	2011
Clinical Services	$3,779.5	$1,616.9
Clinical Services Reimbursables	1,953.8	1,077.4
Processing and Storage Services	1,398.9	750.0
Other	12.6	215.7
	$7,144.8	$3,660.0

•
Clinical Services of approximately $3.8 million for the six months ended June 30, 2012 compared to $1.6 million for the six months ended June 30, 2011, representing an increase of approximately $2.2 million or 134%. The increase in clinical services revenue is due to an increased overall visibility of PCT and penetration into the cell therapy marketplace along with a general increase in the development of autologous cell therapies in the United States due to enhanced investment and expanded marketing programs in 2011 and 2012.  The revenue increase was also due to lower deferred revenue as of June 30, 2012 compared to June 30, 2011, as fewer clinical service contracts were subject to contract completion for revenue recognition.  In accordance with our revenue recognition policy, revenue is recognized upon contract completion for certain clinical service contracts.

•
Clinical Services Reimbursables of approximately $2.0 million for the six months ended June 30, 2012 compared to $1.1 million for the six months ended June 30, 2011, representing an increase of approximately $0.9 million or 81%. Our reimbursable revenue increased as a result of increased manufacturing and process development activity.

•
Processing and Storage Services of approximately $1.4 million for the six months ended June 30, 2012 compared to $0.7 million for the six months ended June 30, 2011, representing an increase of approximately $0.6 million or 87%. The increase is primarily attributable to increased revenue from our oncology stem cell processing service. Additionally, we added hospital clients during 2012 as more hospitals have begun to outsource their oncology stem cell processing. We expect to continue to see this level of revenue in 2012.

•
Other Revenue of approximately $12.6 thousand for the six months ended June 30, 2012 compared to $0.2 million for the six months ended June 30, 2011. In the second quarter of 2011, we received a $200,000 license fee related to our adult stem cell technology.

For the six months ended June 30, 2012, total cost of revenues were approximately $5.7 million compared to $3.5 million for the six months ended June 30, 2011, representing an increase of $2.2 million or 64%. Overall, gross profit for the six months ended June 30, 2012 was $1.5 million compared to $0.2 million, representing an increase of approximately $1.3 million or 630% .

Operating Expenses

Historically, to minimize our use of cash, we have used a variety of equity and equity-linked instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in significant charges to the results of operations. In general, these equity and equity-linked instruments were used to pay for employee and consultant compensation, director fees, marketing services, investor relations and other activities.

Index

For the three months ended June 30, 2012 operating expenses totaled $7.4 million compared to $10.5 million for the three months ended June 30, 2011, representing a decrease of $3.1 million or 29%. Operating expenses for period were comprised of the following:

•
Selling, general and administrative expenses of approximately $4.7 million for the three months ended June 30, 2012 compared to $8.9 million for the three months ended June 30, 2011, representing a decrease of approximately $4.2 million or 47%. Equity-based compensation included in selling, general and administrative expenses for the three months ended June 30, 2012 was approximately $1.0 million, compared to approximately $4.2 million for the three months ended June 30, 2011, representing a decrease of $3.2 million. In addition, other, cash based, general and administrative expenses decreased approximately $0.7 million, and other, cash based, selling expenses decreased $0.2 million compared to the prior year period.

•
Research and development expenses of approximately $2.7 million for the three months ended June 30, 2012 compared to $1.6 million for the three months ended June 30, 2011, representing an increase of approximately $1.1 million or 71%. Overall, the increase was primarily due to expenses of approximately $1.7 million associated with our Phase 2 clinical trial for AMR-001, which was initiated in January 2012. The increase was partially offset by reduced internal research activities relating to our VSEL Technology. Equity-based compensation included in research and development expenses for the three months ended June 30, 2012 was approximately $0.1 million, compared to approximately $0.4 million for the three months ended June 30, 2011, representing a decrease of $0.3 million.

For the six months ended June 30, 2012 operating expenses totaled $15.8 million compared to $19.4 million for the six months ended June 30, 2011, representing a decrease of $3.6 million or 19%. Operating expenses for period were comprised of the following:

•
Selling, general and administrative expenses of approximately $11.1 million for the six months ended June 30, 2012 compared to $15.3 million for the six months ended June 30, 2011, representing a decrease of approximately $4.2 million or 27%. Equity-based compensation included in selling, general and administrative expenses for the six months ended June 30, 2012 was approximately $3.2 million, compared to approximately $5.8 million for the six months ended June 30, 2011, representing a decrease of $2.6 million. During the six months ended June 30, 2011 the Company made a one-time contribution of $0.6 million paid in equity to the Stem for Life Foundation. In addition, other, cash based, general and administrative expenses decreased approximately $1.3 million. Cash based selling expenses also decreased $0.2 million compared to the prior year period.

•
Research and development expenses of approximately $4.7 million for the six months ended June 30, 2012 compared to $4.1 million for the six months ended June 30, 2011, representing an increase of approximately $0.6 million or 13%. Overall, the increase was primarily due to expenses of approximately $2.7 million associated with our Phase 2 clinical trial for AMR-001, which was initiated in January 2012. The increase was partially offset by a prior year period $927,000 in-process research and development charge incurred, and reduced internal research activities relating to our VSEL Technology. Equity-based compensation included in research and development expenses for the six months ended June 30, 2012 was approximately $0.3 million, compared to approximately $0.6 million for the six months ended June 30, 2011, representing a decrease of $0.3 million.

Other Income and Expense

For the three months ended June 30, 2012 interest expense was $0.5 million compared with $0.7 million for the three months ended June 30, 2011. For the six months ended June 30, 2012 interest expense was $1.0 million compared with $1.4 million for the six months ended June 30, 2011. Interest expense in each period was primarily due to the amortization of debt discount related to the Series E Preferred Stock.

Other income for the three months ended June 30, 2012 totaled approximately $24.4 thousand, compared with $0.6 million for the three months ended June 30, 2011. Other income for the six months ended June 30, 2012 totaled approximately $0.1 million, compared with $0.3 million for the six months ended June 30, 2011, and primarily relates to the revaluation of derivative liabilities that have been established in connection with the Convertible Redeemable Series E Preferred Stock.

Provision for Taxes

The income tax provision for the three months ended and six months ended June 30, 2011 were $0.1 million and $0.2 million,

Index

respectively, and related to deferred tax benefit recognition associated with the PCT acquisition in January 2011.

Discontinued Operations

Regenerative Medicine - China segment

In 2009, the Company began its Regenerative Medicine-China business in the People’s Republic of China (“China” or “PRC”) through its subsidiary, a wholly foreign owned entity (“WFOE”) and entered into contractual arrangements with certain variable interest entities (“VIEs”). Foreign companies have commonly used VIE structures to operate in the PRC, and while such structures are not uncommon, recently they have drawn greater scrutiny from the local Chinese business community in the PRC who have urged the PRC State Council to restrict the use of these structures. In addition, in December 2011, China’s Ministry of Health announced its intention to more tightly regulate stem cell clinical trials and stem cell therapeutic treatments in the PRC, which has created uncertainty regarding the ultimate regulatory environment in the PRC. Accordingly, the Company took steps to restrict, and ultimately eliminate its regenerative medicine business in the PRC. As a result of these steps, the Company has discontinued its operations in its Regenerative Medicine-China business. The Company has determined that any liability arising from the activities of the WFOE and the VIEs will likely be limited to the net assets currently held by each entity. As of March 31, 2012, the Company recognized the following loss on exit of the Regenerative Medicine-China business (in thousands):

Cash	$195.1
Prepaid expenses and other current assets	14.9
Property, plant and equipment, net	1,023.7
Other Assets	330.5
Accounts payable	(177.1)
Accrued liabilities	(79.2)
Accumulated comprehensive income	(169.9)
Loss on exit of segment	$1,138.0

The operations and cash flows of the Regenerative Medicine - China business were eliminated from ongoing operations as a result of our exit decision, and the Company will not have continuing involvement in this business going forward. The operating results of the Regenerative Medicine – China business for the three and six months ended June 30, 2012 and 2011, which are included in discontinued operations, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$—	$98.8	$52.3	$148.9
Cost of revenues	—	(31.3)	(30.6)	(49.4)
Research and development	—	93.6	(103.3)	(64.5)
Selling, general, and administrative	—	(782.3)	(497.3)	(1,572.3)
Other income (expense)	—	1.4	(6.8)	(11.3)
Loss on exit of segment	—	—	(1,138.0)	—
Loss from discontinued operations	$—	$(619.8)	$(1,723.7)	$(1,548.6)

The summary of the assets and liabilities related to Regenerative Medicine-China discontinued operations as of December 31, 2011 was as follows (in thousands):

Index

December 31, 2011
Assets
Cash and cash equivalents	$103.3
Prepaid expenses and other current assets	284.4
Property, plant and equipment, net	1,256.8
Other Assets	149.0
$1,793.5
Liabilities
Accounts payable	$177.8
Accrued liabilities	31.0
$208.8

Pharmaceutical Manufacturing - China segment

On June 18, 2012, the Company announced that it had entered into a definitive agreement to sell its 51% interest in Erye for  approximately $12.3 million in cash and the return to the Company of (i) 1,040,000 shares of the Company's Common Stock and (ii) the cancellation of 1,170,000 options and 640,000 Common Stock warrants.  The closing of the transaction is subject to the satisfaction of certain conditions.  Closing of the transaction is expected to occur by the fourth quarter of 2012.
The operations and cash flows of the Pharmaceutical Manufacturing - China business will be eliminated from ongoing operations with the sale of the Company's 51% interest in Erye. The operating results of the Pharmaceutical Manufacturing - China business for the three and six months ended June 30, 2012 and 2011, including the estimated asset impairments based on the definitive agreement purchase price, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$18,934.3	$16,151.2	$37,218.3	$34,293.0
Cost of revenues	(12,214.2)	(11,695.7)	(25,580.0)	(24,302.1)
Research and development	(852.3)	(872.7)	(1,619.7)	(1,102.8)
Selling, general, and administrative	(3,160.1)	(2,940.2)	(6,200.1)	(6,125.9)
Other income (expense)	(514.8)	(260.5)	(1,007.4)	(366.1)
Provision for income taxes	(383.2)	(213.8)	(505.5)	(881.5)
Asset impairments	(27,994.6)	—	(27,994.6)	—
(Loss) income from discontinued operations	$(26,184.9)	$168.3	$(25,689.0)	$1,514.6

The summary of the assets and liabilities related to Pharmaceutical Manufacturing- China discontinued operations as of June 30, 2012 and December 31, 2011, respectively, were as follows (in thousands):

Index

	June 30, 2012	December 31, 2011
Cash and cash equivalents	$16,149.2	$8,707.0
Restricted cash	1,115.3	—
Accounts receivable, net	7,317.0	5,525.7
Inventory	20,445.2	16,505.7
Deferred income taxes	350.7	463.7
Prepaid expenses and other current assets	1,461.4	777.5
Property, plant and equipment, net	36,097.2	36,490.4
Land use rights, net	4,856.2	4,872.4
Goodwill	—	8,495.7
Intangible assets, net	1,352.4	21,846.4
Other assets	2,757.8	2,459.9
Total assets	$91,902.4	$106,144.4

Accounts payable	$17,310.5	$7,950.3
Accrued liabilities	1,887.7	1,705.8
Bank loans	14,238.0	15,712.0
Notes payable	2,230.6	—
Income tax payable	1,381.5	621.6
Deferred income taxes	5,913.7	6,177.4
Unearned revenue	1,216.9	1,315.4
Amount due related parties	21,254.9	20,862.7
Total Liabilities	$65,433.8	$54,345.2

Noncontrolling Interests

In connection with accounting for the Company's 51% interest in Erye, which is reported in discontinued operations, we account for the 49% minority shareholder share of Erye's net income or loss with a charge to Noncontrolling Interests. For the three months ended June 30, 2012, Erye's minority shareholders' share of net loss totaled approximately $12.8 million and for the three months ended June 30, 2011 Erye's minority shareholders' share of net income totaled approximately $0.1 thousand. For the six months ended June 30, 2012 Erye's minority shareholders' share of net loss totaled approximately $12.6 million and for the three months ended June 30, 2011 Erye's minority shareholders' share of net income totaled approximately $0.7 million.

In March 2011, the Company acquired rights to use patents under licenses from Becton, Dickinson and Company in exchange for an approximately 20% interest in PCT’s Athelos subsidiary. For the three months ended June 30, 2012 and 2011, Becton’s minority shareholder’s share of Athelos’ net loss totaled approximately $86,000 and $14,000, respectively. For the six months ended June 30, 2012 and 2011, Becton’s minority shareholder’s share of Athelos’ net loss totaled approximately $188,000 and $201,000, respectively.

Preferred Dividends

The Convertible Redeemable Series E Preferred Stock calls for annual dividends of 7% based on the stated value of the preferred stock and we recorded dividends of approximately $0.1 million and $0.2 million for the three months ended June 30, 2012 and June 30, 2011, respectively, and approximately $0.2 million and $0.4 million for the six months ended June 30, 2012 and June 30, 2011.

Analysis of Liquidity and Capital Resources

At June 30, 2012 we had a cash balance of approximately $2.1 million, working capital of approximately $4.2 million, and shareholders’ equity of approximately $46.4 million.

During the six months ended June 30, 2012, we met our immediate cash requirements through existing cash balances, private placements and a public offering of our common stock and warrants, which in total, raised an aggregate of approximately $10.0

Index

million, and the use of equity and equity-linked instruments to pay for services and compensation.

The following chart represents the net funds provided by or used in operating, financing and investing activities for each period indicated (in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash used in operating activities - continuing operations	$(9,844.4)	$(9,128.3)
Net cash used in investing activities - continuing operations	(176.0)	(160.5)
Net cash provided by financing activities - continuing operations	8,497.8	2,766.1

Operating Activities

Our cash used in operating activities in the six months ended June 30, 2012 totaled approximately $9.8 million, which is the sum of (i) our net loss of $42.6 million, less discontinued operations of $27.4 million, and adjusted for non-cash expenses totaling $5.3 million (which includes adjustments for equity-based compensation and depreciation and amortization, and (ii) changes in operating assets and liabilities providing approximately $48 thousand.

Investing Activities

During the six months ended June 30, 2012, we spent approximately $0.2 million for property and equipment.

Financing Activities

The Company raised an aggregate of approximately $2.25 million in a private placement consummated in February 2012 in which three entities acquired an aggregate of 3,465,404 shares of Common Stock. On May 11, 2012, we consummated a private placement pursuant to which three persons and/or entities acquired an aggregate of 3,250,000 units, each unit consisting of one share of common stock and one warrant for an aggregate consideration of $1.3 million at a per unit price equal to the greater of $.40 or one penny above the market price on the date of execution of the subscription agreement by the investor. The warrants have an exercise price of $0.51, expire five years from the date of issuance and are exerciseable at any time. One of the investors included Martyn Greenacre (one of the company’s directors) (who purchased 250,000 units).

In March 2012, the Company completed an underwritten offering of 15,000,000 units at a purchase price of $0.40 per unit, with each unit consisting of one share of Common Stock and a five year warrant to purchase one share of Common Stock at an exercise price of $0.51 per share (the “ March 2012 Offering”). The Company sold securities in the March 2012 Offering under the Company’s previously filed shelf registration statement on Form S-3 (333-173855), which was declared effective by the Securities and Exchange Commission on June 13, 2011. The Company received gross proceeds of $6,000,000, prior to deducting underwriting discounts and offering expenses payable by the Company, for net proceeds of approximately $5,297,000. In April 2012, the underwriters in the March 2012 Offering exercised their over-allotment option for an additional 2,000,000 units. The Company received additional gross proceeds of $800,000, prior to deducting underwriting discounts, for net proceeds of approximately $744,000.

On May 11, 2012, we consummated a private placement pursuant to which three persons and/or entities acquired an aggregate of 3,250,000 units , each unit consisting of one share of common stock and one warrant for an aggregate consideration of $1.3 million at $0.40 per Unit. The warrants have an exercise price of $0.51, expiring five years from the date of issuance and are exercisable at any time.

In June 2012, the Company issued an aggregate of 818,182 units in a private placement, at a per unit price equal to the greater of $.40 or one penny above the market price on the date of execution of the subscription agreement by the investor, each unit consisting of one share of common stock and one warrant for an aggregate consideration of $350,000. The warrants have an exercise price of $0.51, expire five years from the date of issuance and are exercisable immediately upon issuance.

Liquidity and Capital Requirements Outlook

Capital Requirements

Index

NeoStem acquired Amorcyte, Inc. (“Amorcyte”), in October 2011. The Company expects to incur substantial additional costs in connection with its transition to a cell therapy development company. In particular, Amorcyte is currently recruiting clinical trial sites for a 160 patient, Phase 2 clinical trial for Amorcyte’s lead product candidate, AMR-001, for the treatment of AMI. The trial began enrollment in January 2012, and is expected to cost approximately $16 million over the first two years and anticipated to cost up to approximately $21 million over a five year period, inclusive of manufacturing costs.

Liquidity

We anticipate that we will take further steps to raise additional capital in order to (i) fund the development of advanced cell therapies, particularly the development of AMR-001, and (ii) expand the PCT business. To meet our short and long term liquidity needs, we currently expect to use existing cash balances and the growth of our revenue generating activities, and a variety of other means that could include, but not be limited to, the use of our current equity lines, potential additional warrant exercises, option exercises, issuances of other debt or equity securities in public or private financings, and/or sale of assets.

On June 18, 2012, the Company announced that it had entered into a definitive agreement to sell its 51% interest in Erye for approximately $12.3 million in cash and the return to the Company of (i) 1,040,000 shares of the Company's Common Stock and (ii) the cancellation of 1,170,000 options and 640,000 Common Stock warrants.  The closing of the transaction is subject to the receipt of PRC regulatory approvals and the satisfaction of certain other closing conditions.  Closing of the transaction is expected to occur by the fourth quarter of 2012. We expect to use the cash proceeds of our sale of our 51% interest in Erye, to meet some of our cash requirements. In July, 2012, we received $1.2 million of the cash proceeds in advance of the expected closing. An additional $4,912,000 was deposited into escrow by the Purchasers in August 2012.

In addition, we will continue to seek as appropriate grants for scientific and clinical studies from the National Institutes of Health, Department of Defense, and other governmental agencies and foundations, but there can be no assurance that we will be successful in qualifying for or obtaining such grants. We also have $2.5 million recorded in other assets for restricted cash associated with our Series E Preferred Stock, which is held in escrow and will become available to meet current cash requirements in November 2012. The terms of the Series E also contain certain restrictive covenants that could limit our ability to use debt as a source of capital. Our history of operating losses and liquidity challenges, may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of small cap biopharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations.

To support our liquidity needs, the Company raised an aggregate of approximately $9.1 million (or net proceeds of approximately $8.3 million) in 2012 through an underwritten public offering of common stock and warrants, and private placements through June 30, 2012, raising an aggregate of $1.7 million. In August 2011, the Department of Defense (DOD) Peer Reviewed Medical Research Program (PRMRP) of the Office of the Congressionally Directed Medical Research Programs (CDMRP) awarded NeoStem approximately $1.78 million to be applied towards funding the Company's VSEL ™ Technology, which award will support an investigation of a unique stem cell population, Very Small Embryonic-Like (VSEL) stem cells, for its bone building and regenerative effects in the treatment of osteoporosis. In addition, in September 2011 we entered into the Purchase Agreement with Aspire Capital which provided that Aspire Capital is committed to purchase up to $20 million of shares of the Company’s common stock over the 24-month term of that Agreement, subject to certain terms and conditions, including a floor price, that may limit its use through most of 2012. To date, the Company has not utilized this source of capital.

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

Commitments and Contingencies

The following table reflects a summary of NeoStem's significant contractual obligations and commitments as of June 30, 2012 (in thousands):

Index

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations
Series E Preferred Stock(1)	$4,464.8	$4,464.8	$—	$—	$—
Mortgages Payable	3,541.3	195.9	426.3	475.2	2,443.9
Operating Lease Obligations	3,725.3	1,235.6	1,354.7	1,127.9	7.1
	$11,731.4	$5,896.3	$1,781.0	$1,603.1	$2,451.0
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this Quarterly Report on Form 10-Q, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements, although some forward-looking statements are expressed differently. Additionally, statements regarding our ability to successfully develop, integrate and grow the business, including with regard to our research and development efforts in respect of AMR-001 and other cell therapeutics, our adult stem cell and umbilical cord blood collection, processing and storage business, contract manufacturing and process development of cellular based medicines, the future of regenerative medicine and the role of stem cells in that future, the future use of stem cells as a treatment option and the role of VSEL TM Technology in that future and the potential revenue growth of such businesses, are forward-looking statements. Our future operating results are dependent upon many factors and our further development is highly dependent on future medical and research developments and market acceptance, which is outside our control. Forward looking statements also include statements with respect to satisfying all conditions to closing the disposition of Erye, including receipt of all necessary regulatory approvals in the PRC.

Forward-looking statements, including with respect to the successful execution of the Company's strategy, may not be realized due to a variety of factors and we cannot guarantee their accuracy or that our expectations about future events will prove to be correct. Such factors include, without limitation, (i) our ability to manage the business despite operating losses and cash outflows; (ii) our ability to obtain sufficient capital or strategic business arrangements to fund our operations and expansion plans, including meeting our financial obligations under various licensing and other strategic arrangements, the funding of our clinical trials for AMR-001, and the commercialization of the relevant technology; (iii) our ability to build the management and human resources and infrastructure necessary to support the growth of the business; (iv) our ability to integrate our acquired businesses successfully and grow such acquired businesses as anticipated; (v) whether a large global market is established for our cellular-based products and services and our ability to capture a share of this market; (vi) competitive factors and developments beyond our control; (vii) scientific and medical developments beyond our control; (viii) our ability to obtain appropriate governmental licenses, accreditations or certifications or comply with healthcare laws and regulations or any other adverse effect or limitations caused by government regulation of the business; (ix) whether any of our current or future patent applications result in issued patents, the scope of those patents and our ability to obtain and maintain other rights to technology required or desirable for the conduct of our business; (x) whether any potential strategic benefits of various licensing transactions will be realized and whether any potential benefits from the acquisition of these licensed technologies will be realized; (xi) the results of our development activities,

Index

including the timing, enrollment, outcome and/or results of any clinical trials; (xii) satisfaction of requisite closing conditions, including PRC approvals, for the Erye Sale, and the risk that the Erye Sale may not be completed in a timely manner or at all (such as if all closing conditions are not satisfied or if the Purchasers exercise their right to terminate prior to the MOFCOM Transfer Submission date or September 30, 2012 due to lack of financing or otherwise) ; and (xiii) the other factors discussed in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in the Company's other periodic filings with the Securities and Exchange Commission (the SEC”) which are available for review at www.sec.gov under “Search for Company Filings.”

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

As of the end of the Company’s second fiscal quarter ended June 30, 2012 covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with management's assessment of internal controls in the Pharmaceutical Manufacturing - China segment as of December 31, 2011, which is now reported in discontinued operations, the Company identified the following material weaknesses which as of June 30, 2012, has not been fully remediated. The Company determined that Erye does not have sufficient qualified accounting and finance personnel, which has resulted in the lack of appropriate (i) segregation of duties in certain areas, (ii) detailed records for long term assets, (iii) knowledge of certain complex aspects of Chinese tax code, and (iv) audit trails on certain transactions. During 2011, the Company took steps to strengthen Erye’s competency in the area of US GAAP, by hiring a director of international accounting with many years of US GAAP accounting and reporting experience, but recognized that it needed to do more to address the day to day needs of Erye’s accounting department. In April 2012, Erye established a separate internal controls department, which will focus on strengthening accounting policies, and performing sample audits. It will also ensure that staff members receive proper training and new policies are implemented appropriately. The Company intends to take further steps to add appropriate personnel to the Erye accounting department and to increase the number of qualified staff working in the department, and will reassess whether the material weakness is fully remediated by the end of the third quarter of 2012.

(b)  Changes in Internal Control over Financial Reporting

Index

There have been changes in the Company’s internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15, that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, as described below.

Transition to new accounting system - Effective June 1, 2012, we began the migration to a new accounting software system for a portion of the Company and its U.S. subsidiaries. All U.S. subsidiaries will be transitioned onto the new accounting software system by the third quarter of 2012. This initiative further strengthened the unification of financial reporting processes within our consolidated subsidiaries.

Index

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material changes to the disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, except as set forth in Note 13, Discontinued Operations, of the Notes to the financial statements included elsewhere herein.

ITEM 1A. RISK FACTORS

Our business, financial condition, operating results and cash flows can be affected by a number of factors, including, but not limited to, those disclosed previously and from time to time in the Company's filings with the SEC, including our Annual Report on Form 10-K, filed by the Company with the SEC on March 20, 2012, as amended by Amendment No. 1 on Form 10-K/A, filed by the Company with the SEC on April 30, 2012, our Quarterly Report on Form 10-Q, filed by the Company with the SEC on May 11, 2012, and other factors identified from time to time in the Company's periodic filings with the SEC, which Risk Factors are incorporated by reference herein, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. See also, the Company's Annual Report on Form 10-K for the year ended December 31, 2011 under “Item 1 A - Risk Factors.”

RISKS ASSOCIATED WITH THE ERYE SALE AND THE EQUITY PURCHASE AGREEMENT

In addition to the Risk Factors referenced above, the additional risk considerations listed below describe risks associated the Erye Sale, the Equity Purchase Agreement and the NeoStem business post-transaction.

There is no certainty that the Erye Sale will be consummated.

Although to date 40% of the total cash purchase price for the Erye Sale has been paid by the Purchasers into escrow and 10% of the total cash purchase price has been paid directly to us, it is possible that the Equity Purchase Agreement may be terminated, or the conditions to Closing not satisfied. For example, the Purchasers may terminate the Equity Purchase Agreement at any time prior to the earlier of September 30, 2012 and the MOFCOM Transfer Submission Date, in which case our sole right would be to retain the $1,228,000 initial payment (10% of the total cash purchase price) already received from the Purchasers. The Purchasers also could default under the Agreement, or could claim that we have defaulted and seek to terminate. The Purchasers may not be able to satisfy one or more closing conditions. If the Equity Purchase Agreement is terminated by the Purchasers or if there is otherwise no Closing, we will have incurred substantial expenses which may exceed the amount we can collect from the Purchasers, and will not secure the sale proceeds which we anticipate using for the development of our core cell therapy business.

There can be no assurances that the Erye Sale will receive all requisite PRC governmental approvals.

The Erye Sale is conditioned upon the receipt of various PRC regulatory approvals, including MOFCOM Transfer Approval (approval of the transfer of equity from the PRC Ministry of Commerce and/or its local counterparts), SAIC Transfer Registration (approval for the transfer of equity from PRC State Administration of Industry and Commerce and/or its local counterparts) and SAFE Transfer Approval (approval for the currency exchange from the PRC State Administration of Foreign Exchange and/or its local counterparts). Pursuant to the Equity Purchase Agreement, Erye has agreed to use its commercially reasonable best efforts to make regulatory filings and submit information necessary for the purpose of obtaining these approvals. The Purchasers are solely responsible for all regulatory filing fees associated therewith. Though Erye has recently informed us that it (i) has completed the “Capital Increase Procedures” involving an increase to Erye's registered capital permitting the repayment of shareholder loans to EET (the proceeds of which will be used to fund the majority of the purchase price) and (ii) is in the process of preparing the materials needed for the MOFCOM Transfer Approval application, no assurances can be given that Purchasers will promptly prepare and file all remaining submissions, or that all requisite approvals will be obtained on a timely basis, or at all.

Once the PRC approval process starts, it may be difficult to terminate without the cooperation of the Purchasers.

Once the Purchasers begin to seek approval of the Erye Sale from MOFCOM, we may have difficulty in stopping the process for any reason, meaning that title to the Erye Interest could be transferred of record to the Purchasers without the Closing being completed. Although the Purchasers paid the initial down payment representing 10% of the cash purchase price directly to us in July 2012 and paid an additional 40% of the cash purchase price into escrow in August 2012, and while the Equity Purchase

Index

Agreement provides that the remaining 50% of the cash purchase price be in escrow prior to the MOFCOM Transfer Submission Date, no assurance can be given about the difficulties that might be faced if the MOFCOM Transfer Approval were granted but other approvals, such as the SAFE approval to convert the purchase price to U.S. Dollars, were delayed or denied.

The Purchasers are relying on Erye as a source of financing for the cash purchase price.

The Purchasers have represented that they will be able to finance the cash purchase price in the Erye Sale by the repayment of amounts due from Erye to EET, and Erye has informed us that it has completed the Capital Increase Procedures intended to permit the repayment of these loans from EET. However, due to a number of factors including tightening of monetary policy in China, government imposed pricing constraints on certain of its products, and constraints on certain bank accounts arising from the Welman litigation described in our Form 10-K for the fiscal year ended December 31, 2011 under the caption “Legal Proceedings”, Erye recently has experienced cash flow constraints. In connection with the Welman litigation, as of June 30, 2012, approximately 17.4 million RMB (approximately $2.8 million) of cash had been frozen in six Erye bank accounts. While to date Erye has completed the Capital Increase Procedures and the Purchasers have paid 10% of the cash purchase price directly to us and 40% of the cash purchase price into escrow, no assurances can be given that Erye will be able to further repay the shareholder loans to the extent necessary to cover the remaining 50% of the cash purchase price notwithstanding representations in the Equity Purchase Agreement.

There is no certainty that we will be able to receive the cash purchase price in U.S. Dollars.

50% of the cash purchase price has been paid to us or escrowed to date. While the Purchasers represented in the Equity Purchase Agreement that they will be able to pay the total cash purchase price, and Erye has informed us that the Capital Increase Procedures have been completed, the remaining 50% of the purchase price is not due to be paid into escrow until the earlier of the date the application for MOFCOM Transfer approval is submitted or September 30, 2012. In China, the State Administration for Foreign Exchange, or the SAFE, regulates the conversion of the Chinese Renminbi into foreign currencies and the conversion of foreign currencies into Chinese Renminbi, and the application of the currency exchanges needed to pay the balance of the cash purchase price will not occur until other PRC approvals have been obtained. Despite their representations and completion of the Capital Increase Procedures, there is no assurance that Erye will have sufficient funds to repay the shareholder loans due to EET to the extent necessary to pay the remaining 50% of the purchase price, nor any assurance that the Purchasers will be able to cause funds escrowed in RMB to be converted to U.S. Dollars under PRC regulations. Any failure of the Purchasers to be able to expatriate the cash purchase price will have a material adverse effect on the Company and its ability to consummate the Erye Sale.

The Equity Purchase Agreement is governed by PRC laws which, in the event of a dispute, may adversely affect our ability to assert our legal rights thereunder.

The Equity Purchase Agreement is governed and construed in accordance with the laws of the PRC, with the parties agreeing to the venue of the local People's Court in Suzhou, in the event of a lawsuit filed by NeoStem and CBH, or the Second Intermediary People's Court in Beijing, in the event of a lawsuit filed by the Purchasers. The onshore escrow agreement under which 70% of the purchase price will be held is also governed by PRC law.

China's legal and judicial system may negatively impact foreign investors. There also may be uncertainties regarding the interpretation and application to the Equity Purchase Agreement of PRC laws and regulations. The legal system in China is evolving rapidly, and enforcement of laws is inconsistent. It may be impossible to obtain swift and equitable enforcement of laws or enforcement of the judgment of one court by a court of another jurisdiction. China's legal system is based on civil law or written statutes and a decision by one judge does not set a legal precedent that must be followed by judges in other cases. In addition, the interpretation of Chinese laws may vary to reflect domestic political changes.

There are no assurances that in the event of a dispute we would be able to enforce the Equity Purchase Agreement or that expected remedies would be available. Any inability to enforce or obtain a remedy under the Equity Purchase Agreement may have a material adverse impact on us.

Our business following the Erye Sale will be less diversified. Our U.S. cell therapy business has incurred substantial losses and negative cash flow from operations in the past, and expects to continue to incur losses and negative cash flow for the near term.

While one of the benefits of the Erye Sale is that it allows us to focus our attention and resources on our core cell therapy business, it has had a limited operating history, limited capital, and limited sources of revenue. Without Erye, our net loss from continuing operations for the six months ended June 30, 2012 was approximately $15.2 million, and we expect to incur additional operating losses and negative cash flow in the future. The revenues from our United States Cell Therapy business have not been,

Index

and are not expected in the short term to be, sufficient to cover costs attributable to that business. We expect to incur losses and negative cash flow for the foreseeable future as a result of development activities associated with our product candidate AMR-001 (including clinical trials), our VSELTM Technology, a T-cell therapeutic and other research and development efforts to advance cell therapeutics. While Erye in the past has not been a source of cash flow for us, in part due to contractual limitations on cash flow we could receive from Erye, those contractual restrictions would have soon expired but for the Erye Sale. Assuming the Erye Sale is consummated, we will no longer have any prospects of future cash flows from Erye.

Beginning with our January 2011 acquisition of PCT, and continuing with our October 2011 acquisition of Amorcyte, we began to shift our business plan to focus on capturing the paradigm shift to cell therapies. However, because of the newness of the industry, we have limited experience in the areas of cell therapy development and marketing of cell therapy products, and in the related regulatory issues and processes. Cell therapy is still a developing field, with few cell therapy products approved for clinical use. Assuming the Erye Sale is consummated, our entire business will be dependent on stem cell therapies. If we are unable to develop our cell therapy business, our financial condition could be materially adversely affected.

If the Erye Sale does not close, legal uncertainties in the PRC would need to be addressed.

In preparing for the sale process, issues surfaced including the issue of our and Erye's needing to obtain certain Chinese regulatory approvals (and associated registrations) required to reflect the legal title of our interest in Erye as being held by the proper entity within our group which is its current beneficial owner, as that term is used under U.S. law. While we believe this issue will become moot through the proposed Erye Sale to Erye's Chinese joint venture partner, EET, we believe that we have now determined what government approvals (and associated registrations) would need to be issued by the Suzhou Municipal Bureau of Foreign Investment and Commerce and the Suzhou Administration for Industry and Commerce to remediate these deficiencies in the event we did not sell the Erye Interest to the Purchasers under the Equity Purchase Agreement. If the Erye Sale is completed, no remediation will be required. If the Erye Sale is not concluded, the Purchasers have agreed to take certain steps to remediate matters, with more specificity if a sale to another party is desired. However, in the event the Erye Sale pursuant to the Equity Purchase Agreement did not close and filings were needed in connection with a sale to an alternative purchaser, even if such filings were made, no assurance can be given that any unremediated regulatory deficiencies would not have an adverse effect on the operating results and liquidity of Erye and the Company, and would not impede or delay efforts to divest our interest in Erye. Also, while such remediation process would be expected to trigger certain tax liabilities and penalties, at this time we would not expect such amounts to be material, and with the definitive Equity Purchase Agreement, we believe the risk of possible tax exposure and other regulatory issues in the PRC associated with the foregoing filing deficiency is relatively contained.

We anticipate that we will need substantial additional financing in the future to continue our operations. If we are unable to raise additional capital as needed, we may be forced to delay, reduce or eliminate one or more of our product development programs, cell therapy initiatives or commercialization efforts.

Even with the net cash proceeds of the Erye Sale, we anticipate that we will require additional capital to fund our current operating plan, including our existing U.S.-based cell therapy operations (such as clinical trials of AMR-001, development of our VSELTM technology and a T-cell therapeutic, our cell manufacturing and processing operations and our stem cell storage business). Such capital requirements are described under "Management's Discussion and Analysis" above.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed, and as follows:

The Company has agreed to issue equity to certain consultants and other service providers for services. Effective May 1, 2012, pursuant to a three month agreement for consulting services in investor relations and other specified related matters, the Company agreed to issue to a consultant 160,000 shares of restricted common stock, vesting as to 50% immediately and 50% at the end of the term of the agreement. Effective July 12, 2012, pursuant to a five month agreement for consulting services in business and financial relations and other specified matters, the Company agreed to issue 250,000 shares of the Company’s restricted common stock, vesting ratably throughout the term of the agreement. Effective July 17, 2012, pursuant to a six month agreement for consulting services in financial relations and other specified matters, the Company agreed to issue 150,000 shares of restricted common stock, vesting as to 50,000 on the effective date, the one month and two month anniversaries of the agreement. Effective July 26, 2012, pursuant to a five month agreement for consulting services in media advertising and other specified matters, the Company agreed to issue to a consultant, 330,000 shares of the Company’s restricted common stock, vesting as to 66,000 shares on the effective date and on each of the monthly anniversaries of the effective date throughout the term of the agreement. The issuance of all such securities is or was subject to the approval of the NYSE MKT.

We issued to three persons and/or entities an aggregate of 876,322 additional Units (the “Units”) in our May-July 2012 private

Index

placement, each Unit consisting of one share of common stock and one warrant for an aggregate consideration of $375,000 at a purchase price of between $.40 and $.44 per Unit, which was equal to the greater of $.40 or one penny above the market price on the date of execution of the subscription agreement by the investor. The warrants have an exercise price of $0.51, expire five years from the date of issuance and are exercisable immediately upon issuance. On August 10, 2012, we issued an additional 1,219,512 Units in accordance with the terms of the May-July 2012 private placement at $.41 per Unit for an aggregate consideration of $500,000.
In connection with the July 2012 exercise of 2,808,140 of the warrants issued in our May-July 2012 private placement, we issued to each exercising holder in consideration of such exercise a new warrant (each, a "July 2012 New Warrant") to purchase the identical number of shares of our Common Stock as had been covered by such portion of the old May-July 2012 Private Placement Warrant as had been exercised. July 2012 New Warrants covering an aggregate of 2,808,140 were issued. The warrants were exercised at a per share exercise price equal to $.51 for an aggregate consideration of $1,432,151. Each July 2012 New Warrant is exercisable for five years and is subject to substantially the same terms as the old May-July 2012 Private Placement Warrant that was exercised, except that the per share exercise price of each July 2012 New Warrant is between $.66 and $.69, the closing price of our Common Stock on the date the old May-July 2012 Private Placement Warrant was exercised.

On August 10, 2012, a warrant holder exercised its warrants to purchase 2,100,000 shares of the Company' common stock at an exercise price of $0.51 per share, for gross proceeds to the Company of approximately $1.1 million. The warrants were originally issued in 2009 with an exercise price of $2.50 per share. The Company's board of directors authorized the exercise modification in July 2012.

On August 10, 2012, a warrant holder exercised its warrants to purchase 344,828 shares of common stock at $1.85, and 300,000 shares of common stock at $1.45 per share, respectively, for gross proceeds to the Company of approximately $1.1 million. Since the exercise prices of the warrants were significantly above the Company's stock price, the Company issued the warrant holder 1,458,952 shares of the Company's common stock as an inducement to exercise. The Company's board of directors authorized the exercise inducement in July 2012.

On August 10, 2012, the Company consummated a private placement and issued an aggregate of 2,254,385 Units (the “Units”), each Unit consisting of one share of common stock and one warrant for an aggregate consideration of $1,285,000. The warrants have an exercise price of the greater of (i) $0.70; or (ii) a penny above the closing price of Common stock on the date the subscription agreement is executed, expiring five years from the date of issuance and are exercisable immediately upon issuance.

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

Fullbright has assigned all its rights and obligations under the Equity Purchase Agreement (except for its obligations in respect of the return of certain NeoStem securities held by it as part of the purchase price, and its obligations in respect of closing deliverables) to Highacheive Holdings Limited, a limited liability company organized under the laws of the British Virgin Islands and an affiliate of Fullbright (“Highacheive”). As a result of the assignment, the Purchasers of our Erye Interest will be EET and Highacheive.

We have determined that under Delaware law, stockholder approval is not necessary for the consummation of the sale of our Erye Interest.  As a result, we will not be delivering a proxy statement or holding a special meeting in connection with the Erye

Index

Sale.  We are currently working with the Purchasers to document the waiver of the shareholder approval provisions of the Equity Purchase Agreement.

As reported in our Current Report on Form 8-K filed on July 9, 2012 with the SEC, on July 9, 2012 we received from EET and Fullbright (collectively, the "Purchasers") the initial $1,228,000 down payment (10% of the total cash purchase price for the Erye Sale). Additionally, in August 2012, the Purchasers paid $4,912,000 (being 40% of the total cash purchase price for the Erye Sale) into escrow (the "Second Purchase Price Payment"), as follows:  (x) $2,456,000 (the "Offshore Second Purchase Price Payment") was deposited by the Purchasers into a U.S.-based escrow account (the "Offshore Escrow Account") (the Equity Purchase Agreement providing that the Offshore Second Purchase Price Payment shall be released to or subsidiary CBH upon the receipt of approval of the Erye Sale by the PRC Ministry of Commerce and/or its local counterparts as applicable ("MOFCOM Transfer Approval")) and (y) the RMB equivalent of $2,456,000 (the "Onshore Second Purchase Price Payment") was deposited by the Purchasers into an escrow account inside the PRC (the "Onshore Escrow Account").  Pursuant to the Equity Purchase Agreement, the RMB equivalent of $6,140,000 (the remaining 50% of the total cash purchase price for the Erye Sale) is due to be deposited by the Purchasers into the Onshore Escrow Account by the earlier of (a) the date the application seeking MOFCOM Transfer Approval is submitted or (b) September 30, 2012.

Closing of the Erye Sale is expected to occur by the fourth quarter of 2012, subject to the receipt of PRC regulatory approvals and the satisfaction of various closing conditions. Erye has informed us that it has completed the "Capital Increase Procedures" involving an increase to Erye's registered capital which will permit Erye to repay to EET portions of certain outstanding shareholder loans that EET had made to Erye, the Equity Purchase Agreement contemplating that the Purchasers will use the proceeds of these repayments to pay 90% of the total cash purchase price for the Erye Sale. PRC regulatory approvals that remain to be received include MOFCOM Transfer Approval, registration with the applicable PRC State Administration of Industry and Commerce and/or its local counterparts with respect to the Erye Sale ("SAIC Transfer Registration"), and approval of the PRC State Administration of Foreign Exchange and/or its local counterparts for the currency exchange in connection with the Erye Sale ("SAFE Transfer Approval"). Pursuant to the Equity Purchase Agreement, Erye has agreed to use its commercially reasonable best efforts to make regulatory filings and submit information necessary for the purpose of obtaining these approvals.  To date, Erye has informed us that it has completed the "Capital Increase Procedures" involving an increase to Erye's registered capital so that loans from EET can be repaid.  No assurances can be given that all closing conditions will be satisfied or waived, or that the foregoing PRC regulatory approvals will be obtained on a timely basis, or at all.

In August 2012, the Company signed a new lease for a larger space at its current executive offices at 420 Lexington Avenue, New York, NY 10170. The new lease is believed to be sufficient space for the near future. The lease term is to begin around September 2012 and extend through June 2015. The base monthly rent, which includes storage space, averages approximately $27,000 per month. This property is used as the Company's corporate headquarters.

ITEM 6.  EXHIBITS

 The exhibits to this Form 10-Q are listed in the Exhibit Index included elsewhere herein.

Index

NEOSTEM, INC.
FORM 10Q

Exhibit Index

Exhibit	Description	Reference
2.1	Equity Purchase Agreement dated as of June 18, 2012, by and among NeoStem, Inc., China Biopharmaceuticals Holdings, Inc., Fullbright Finance Limited, Suzhou Erye Economy &Trading Co., Ltd., and Suzhou Erye Pharmaceutical Co., Ltd. (1)	2.1
10.1	Letter Agreement dated April 11, 2012 between NeoStem, Inc. and Andrew Pecora, M.D. , F.A.C.P. (2)	10.107
10.2	Underwriting Agreement, dated March 29, 2012, by and among NeoStem, Inc. and the underwriters named on Schedule I thereto.(3)	10.2
10.3	Form of Common Stock Purchase Warrant for the March 29, 2012 Offering.(3)	4.1
10.4	Form of Subscription Agreement for the May-July 2012 Private Placement*	10.7
10.5	Form of Common Stock Purchase Warrant for the May-July Private Placement*	10.8
10.6	Form of New Warrant from July 2012*	10.9
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*	31.1
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*	31.2
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	32.1
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	32.2
101.INS	XBRL Instance Document***	101.INS
101.SCH	XBRL Taxonomy Extension Schema***	101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***	101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase***	101.DEF
101.LAB	XBRL Taxonomy Extension Label Linkbase***	101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***	101.PRE

*	Filed herewith.
**	Furnished herewith.
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

(1)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K dated June 18, 2012, which exhibit is incorporated here by reference.
(2)
Filed with the SEC as an exhibit, numbered as indicated above, to Amendment No. 1 on Form 10-K/A dated April 27, 2012 to our annual report on Form 10-K, which exhibit is incorporated here by reference.

(3)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K, dated March 29, 2012, which exhibit is incorporated here by reference.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOSTEM, INC. (Registrant)

By:	/s/ Robin Smith M.D.
Robin Smith M.D., Chief Executive Officer

Date:	August 13, 2012

By:	/s/ Larry A. May
Larry A. May, Chief Financial Officer

Date:	August 13, 2012

By:	/s/ Joseph Talamo
Joseph Talamo, Chief Accounting Officer

Date:	August 13, 2012

Index