Form 10-Q
period 2012-09-30
NeoStem, Inc.
filed 2012-11-13
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________________   to _________________________

Commission File Number 001-33650

NEOSTEM, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	22-2343568
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

420 LEXINGTON AVE, SUITE 350 NEW YORK, NEW YORK	10170
(Address of principal executive offices)	(zip code)

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
Yes  ☐     No  ☒
159,414,582 SHARES, $.001 PAR VALUE, AS OF November 13, 2012

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

Index

NEOSTEM, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,390,611	$3,935,160
Accounts receivable trade, net of allowance for doubtful accounts of $442,302 and $187,600, respectively	1,794,579	1,010,475
Inventory	448,045	647,745
Prepaids and other current assets	3,228,775	649,739
Assets related to discontinued operations	37,024,245	32,367,217
Total current assets	47,886,255	38,610,336
Property, plant and equipment, net	11,067,570	11,616,053
Goodwill	11,117,770	11,117,770
Intangible assets, net	14,632,130	15,086,038
Other assets	932,474	3,326,938
Assets related to discontinued operations	43,169,861	75,570,645
	$128,806,060	$155,327,780
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,570,879	$2,287,201
Accrued liabilities	1,385,510	1,090,176
Notes payable	135,222	148,062
Mortgages payable	3,493,708	3,635,061
Unearned revenues	778,088	1,121,134
Other liabilities	2,728,000	—
Liabilities related to discontinued operations	39,343,867	28,165,010
Total current liabilities	50,435,274	36,446,644
Long-term Liabilities
Deferred income taxes	3,774,655	3,774,655
Unearned revenues	143,734	169,198
Notes payable	48,317	—
Derivative liabilities	427,553	474,463
Acquisition-related contingent consideration	3,130,000	3,130,000
Other long-term liabilities	139,276	—
Liabilities related to discontinued operations	14,279,651	26,388,976
Total long-term liabilities	21,943,186	33,937,292
Commitments and Contingencies
Redeemable Securities
Convertible Redeemable Series E Preferred Stock; 10,582,011 shares designated, liquidation value $1.00 per share; issued and outstanding 3,135,411 and 6,662,748 shares, at September 30, 2012 and December 31, 2011, respectively	2,721,132	4,811,326

Index

EQUITY
Shareholders' Equity
Preferred stock; authorized, 20,000,000 shares Series B convertible redeemable preferred stock liquidation value, 1 share of common stock, $.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at September 30, 2012 and December 31, 2011	100	100
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding, 155,141,086 and 109,329,587 shares, at September 30, 2012 and December 31, 2011, respectively	155,141	109,330
Additional paid-in capital	225,528,652	200,858,638
Accumulated deficit	(181,622,667)	(143,094,854)
Accumulated other comprehensive income	4,148,767	4,152,343
Total NeoStem, Inc. shareholders' equity	48,209,993	62,025,557
Noncontrolling interests	5,496,475	18,106,961
Total equity	53,706,468	80,132,518
	$128,806,060	$155,327,780

See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$4,433,961	$2,177,013	$11,578,783	$5,836,978
Cost of revenues	3,747,490	1,891,334	9,439,185	5,336,079
Gross profit	686,471	285,679	2,139,598	500,899

Research and development	2,828,210	1,540,441	7,490,002	5,656,875
Selling, general, and administrative	5,947,264	5,975,688	17,092,493	21,293,386
Operating Expenses	8,775,474	7,516,129	24,582,495	26,950,261

Operating loss	(8,089,003)	(7,230,450)	(22,442,897)	(26,449,362)

Other income (expense):
Other (expense) income, net	(74,881)	1,292,911	36,924	1,572,807
Interest expense	(384,168)	(632,837)	(1,359,187)	(2,060,068)
	(459,049)	660,074	(1,322,263)	(487,261)

Net loss from continuing operations	(8,548,052)	(6,570,376)	(23,765,160)	(26,936,623)
Income (loss) from discontinued operations - net	152,095	(758,088)	(27,260,584)	(792,113)
Net loss	(8,395,957)	(7,328,464)	(51,025,744)	(27,728,736)

Less - loss from continuing operations attributable to noncontrolling interests	(59,572)	(35,222)	(248,294)	(237,127)
Less - income (loss) from discontinued operations attributable to noncontrolling interests	74,524	53,193	(12,513,069)	796,206
Net loss attributable to NeoStem, Inc.	(8,410,909)	(7,346,435)	(38,264,381)	(28,287,815)
Warrant inducements	(1,012,819)	—	(1,012,819)	—
Preferred dividends	(67,197)	(150,655)	(263,432)	(508,070)
Net loss attributable to NeoStem, Inc. common shareholders	$(9,490,925)	$(7,497,090)	$(39,540,632)	(28,795,885)

Amounts Attributable to NeoStem, Inc. common shareholders:
Loss from continuing operations	$(8,488,480)	$(6,535,154)	$(23,516,866)	$(26,699,496)
Income (loss) from discontinued operations - net of taxes	77,571	(811,281)	(14,747,515)	(1,588,319)
Warrant inducements	(1,012,819)	—	(1,012,819)	—
Preferred dividends	(67,197)	(150,655)	(263,432)	(508,070)
Net loss attributable to NeoStem, Inc. common shareholders	$(9,490,925)	$(7,497,090)	$(39,540,632)	$(28,795,885)

Basic and diluted (loss) per share attributable to NeoStem, Inc. common shareholders:
Continuing operations	$(0.06)	$(0.07)	$(0.18)	$(0.32)
Discontinued operations	$—	$(0.01)	$(0.11)	(0.02)
NeoStem, Inc. common shareholders	$(0.06)	$(0.08)	$(0.30)	$(0.35)
Weighted average common shares outstanding	148,197,077	94,102,589	131,533,057	82,775,215

See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(8,395,957)	$(7,328,464)	$(51,025,744)	$(27,728,736)
Other comprehensive income (loss):
Foreign currency translation elimination on discontinued operations	—	—	(169,993)	—
Foreign currency translation	(50,128)	2,134,363	317,294	2,222,569
Total other comprehensive (loss) income	(50,128)	2,134,363	147,301	2,222,569
Comprehensive loss	(8,446,085)	(5,194,101)	(50,878,443)	(25,506,167)
Comprehensive (loss) income attributable to noncontrolling interests	(9,611)	(705,130)	(12,610,486)	1,609,135
Comprehensive net loss attributable to NeoStem, Inc. common shareholders	$(8,436,474)	$(4,488,971)	$(38,267,957)	$(27,115,302)

See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total NeoStem, Inc. Shareholders'	Non- Controlling Interest in
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Subsidiary	Total Equity
Balance at December 31, 2011	10,000	$100	109,329,587	$109,330	$200,858,638	$4,152,343	$(143,094,854)	$62,025,557	$18,106,961	$80,132,518
Net loss	—	—	—	—	—	—	(38,264,381)	(38,264,381)	(12,761,363)	(51,025,744)
Foreign currency translation	—	—	—	—	—	(3,576)	—	(3,576)	150,877	147,301
Share-based compensation	—	—	2,634,028	2,634	5,468,532	—	—	5,471,166	—	5,471,166
Proceeds from issuance of common stock	—	—	28,765,623	28,766	12,131,461	—	—	12,160,227	—	12,160,227
Proceeds from warrant exercises	—	—	10,160,521	10,160	5,915,771	—	—	5,925,931	—	5,925,931
Repayment of Series E Preferred Principal and Dividends	—	—	2,792,375	2,792	1,199,425	—	(263,432)	938,785	—	938,785
Warrant inducements	—	—	1,458,952	1,459	(45,175)	—	—	(43,716)	—	(43,716)
Balance at September 30, 2012	10,000	$100	155,141,086	$155,141	$225,528,652	$4,148,767	$(181,622,667)	$48,209,993	$5,496,475	$53,706,468

See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(51,025,744)	$(27,728,736)
Loss from discontinued operations	27,260,584	792,113
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock, stock options and warrants issued as payment for compensation, services rendered and interest expense	5,471,166	8,164,814
Depreciation and amortization	1,160,596	1,221,346
Amortization of preferred stock discount and issuance cost	1,195,217	1,903,703
Changes in fair value of derivative liability	(46,910)	(1,661,049)
Write off of acquired in-process research and development	—	1,150,000
Loss on disposal of assets	12,964	—
Contributions paid with common stock	—	607,363
Bad debt expense	328,003	59,538
Changes in operating assets and liabilities, net of the effect of acquisitions:
Prepaid expenses and other current assets	4,337	(223,527)
Accounts receivable	(1,112,107)	(944,206)
Inventory	199,700	779,043
Unearned revenues	(368,510)	(159,900)
Other assets	(187,123)	125,489
Accounts payable, accrued expenses and other current liabilities	711,997	(46,418)
Net cash used in operating activities - continuing operations	(16,395,830)	(15,960,427)
Net cash provided by (used in) operating activities - discontinued operations	12,168,199	(1,562,004)
Net cash used in operating activities	(4,227,631)	(17,522,431)
Cash flows from investing activities:
Cash received in acquisitions	—	227,942
Cash received in divestiture	2,728,000	—
Change in restricted cash used as collateral for notes payable	—	(752)
Acquisition of property and equipment	(197,577)	(506,783)
Net cash provided by (used in) investing activities - continuing operations	2,530,423	(279,593)
Net cash used in investing activities - discontinued operations	(5,218,531)	(2,848,309)
Net cash used in investing activities	(2,688,108)	(3,127,902)
Cash flows from financing activities:
Net proceeds from exercise of options	—	7,100
Net proceeds from exercise of warrants	5,925,931	—
Net proceeds from issuance of capital stock	12,160,227	21,167,682
Repayment of mortgage loan	(141,353)	(109,492)
Proceeds from notes payable	223,433	149,766
Repayment of notes payable	(187,956)	(132,891)
Repayment of debt to related party	—	(3,000,000)
Repayment of preferred stock	(2,258,852)	(175,000)
Payment of dividend for preferred stock	(56,850)	—

Index

Payment for warrant inducement	(43,716)	—
Net cash provided by financing activities - continuing operations	15,620,864	17,907,165
Net cash used in financing activities - discontinued operations	(5,198,330)	(1,390,641)
Net cash provided by financing activities	10,422,534	16,516,524
Impact of changes of foreign exchange rates	(72,136)	234,756
Net increase/(decrease) in cash and cash equivalents	3,434,659	(3,899,053)
Cash and cash equivalents at beginning of period	12,745,432	15,612,391
Cash and cash equivalents at end of period	16,180,091	11,713,338
Less cash and cash equivalents of discontinued operations at end of period	10,789,480	1,548,351
Cash and cash equivalents of continuing operations at end of period	$5,390,611	$10,164,987

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,655,600	$1,238,400
Taxes	1,841,400	1,463,100
Supplemental Schedule of non-cash investing activities:
Capitalized interest	154,700	235,700
Supplemental schedule of non-cash financing activities
Common stock and warrants issued with the acquisition of PCT	—	17,200,000
Common stock issued pursuant to the redemption of Convertible Redeemable Series E 7% Preferred Stock	1,026,600	2,785,400
Common stock issued in payment of dividends for the Convertible Redeemable Series E 7% Preferred Stock	175,700	622,500
Dividend to related party reinvested as loan payable	—	11,726,100

See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1  – The Business

Overview

NeoStem, Inc. (“NeoStem” or the “Company”) was incorporated under the laws of the State of Delaware in September 1980 under the name Fidelity Medical Services, Inc. The Company’s corporate headquarters are located at 420 Lexington Avenue, Suite 350, New York, NY 10170. The Company’s telephone number is (212) 584-4180 and its website address is www.neostem.com.

The Company is emerging as a technology and market leading company in the fast developing cell therapy industry. The Company's multifaceted business strategy combines a state-of-the-art contract development and manufacturing organization (CDMO) with a medically important cell therapy product development program enabling short-term and long-term revenue growth opportunities. The Company's service business and pipeline of proprietary cell therapy products work in concert, giving the Company a competitive advantage that it believes is unique to the biotechnology and pharmaceutical industries. Supported by an experienced scientific and business management team and a strategic and growing patent and patent pending (IP) portfolio, the Company is well positioned to succeed.

As a leading cell therapy Company, we have  a pipeline of proprietary products, including stem cell therapies for cardiovascular disease and regenerative medicine as well as a T cell therapy for autoimmune disorders.   Through its GMP facilities, NeoStem further supports the cell therapy community’s efforts to discover solutions for chronic disease by providing contract development and manufacturing expertise. In addition, NeoStem offers adult stem cell collection, processing and storage services in the U.S., enabling healthy individuals to donate and store their stem cells for personal therapeutic use.

In 2011, the Company operated its business in three reportable segments: (i) Cell Therapy — United States; (ii) Regenerative Medicine — China; and (iii) Pharmaceutical Manufacturing — China. In 2012, the Company began to exit its operations in China. Effective March 31, 2012, the Company no longer operated in the Regenerative Medicine – China reportable segment, which is now reported in discontinued operations (see Note 13). On June 18, 2012, the Company signed a definitive agreement to sell its 51% interest in Suzhou Erye, which represented the operations in our Pharmaceutical Manufacturing - China segment, and is also reported in discontinued operations (see Note 13). The Erye divestiture closed on November 13, 2012 (see Note 16). As a result, the Company currently operates in a single reporting segment - Cell Therapy, which will focus on CDMO and cell therapy development programs.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of September 30, 2012 and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2011 and 2010 included in our Annual Report on Form 10-K for the year ended December 31, 2011, as recast in our Current Report on Form 8-K filed with the SEC on August 15, 2012 to reflect our Pharmaceutical Manufacturing - China and Regenerative Medicine - China segments as discontinued operations. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Index

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
(1) Represents the operations of our former Pharmaceutical Manufacturing - China reporting segment, which was discontinued on June 18, 2012, and is currently reported in discontinued operations. The Erye divestiture closed on November 13, 2012 (see Note 16).

Note 2 – Summary of Significant Accounting Policies

In addition to the policies below, our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, as recast in our Current Report on Form 8-K filed with the SEC on August 15, 2012. There were no changes during the nine months ended September 30, 2012.

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

Clinical Services Reimbursements: The Company separately charges the customers for the expenses associated with certain consumable resources (reimbursable expenses) that are specified in each clinical services contract. On a monthly basis, the Company bills customers for reimbursable expenses and immediately recognizes these billings as revenue, as the revenue is deemed earned as reimbursable expenses are incurred. For the three months ended September 30, 2012 and 2011, clinical services reimbursements were $0.9 million and $0.7 million, respectively. For the nine months ended September 30, 2012 and 2011, clinical services reimbursements were $2.9 million and $1.8 million, respectively.

Processing and Storage Services: The Company recognizes revenue related to the collection and cryopreservation of cord

Index

blood and autologous adult stem cells when the cryopreservation process is completed which is approximately twenty-four hours after cells have been collected. Revenue related to advance payments of storage fees is recognized ratably over the period covered by the advance payments.

New Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.” The guidance is intended to simplify impairment testing of indefinite-lived intangible assets such as In-Process Research and Development by first assessing qualitative factors to determine whether it is “more likely than not” that the fair value of an asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This guidance is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance is not expected to have a significant impact on the Company's financial position or results of operations.

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

Note 4 – Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid, investments with maturities of ninety days or less when purchased. As of September 30, 2012 and December 31, 2011, the Company had cash and cash equivalents of approximately $5.4 million and $3.9 million, respectively, including bank deposits of approximately $0.6 million and $0.8 million, respectively, covered by the Federal Deposit Insurance Corporation.

Note 5 – Inventories

The Company, through its PCT subsidiary, regularly enters into contracts with clients for services that have multiple stages and are dependent on one another to complete the contract and recognize revenue. The Company's inventory represents work in process for costs incurred on such projects at PCT that have not been completed. The Company reviews these projects periodically to determine that the value of each project is stated at the lower of cost or market. Inventories were $0.4 million and $0.6 million as of September 30, 2012 and December 31, 2011, respectively. The Company has also deferred revenue of approximately $0.6 million and $1.0 million of billings received as of September 30, 2012 and December 31, 2011, respectively, related to these contracts.

Note 6 – Loss Per Share

Index

Basic loss per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net loss attributable to common shareholders by the weighted average shares outstanding during the period. Diluted loss per share, which is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented as such potentially dilutive securities are anti-dilutive in all periods presented. For the nine months ended September 30, 2012 and 2011, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of loss per share. At September 30, 2012 and 2011, the Company excluded the following potentially dilutive securities:

	September 30,
	2012	2011
Stock Options	22,389,642	17,749,895
Warrants	56,314,182	35,208,817
Series E Preferred Stock, Common stock equivalents	2,634,799	4,693,730
Restricted Shares	232,000	830,834

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

The Company determined the fair value of funds invested in money market investments, which are considered trading securities, to be level 1 inputs measured by quoted prices of the securities in active markets. The money market investments are included within prepaids and other current assets on the balance sheet. The Company determined the fair value of funds invested in money market funds to be level 1. The Company determined the fair value of the embedded derivative liabilities and warrant derivative liabilities to be level 3 inputs. These inputs require material subjectivity because value is derived through the use of a lattice model that values the derivatives based on probability weighted discounted cash flows. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012, and December 31, 2011 (in thousands):

	September 30, 2012
	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Money market investments	$2,500.1	$—	$—
Embedded derivative liabilities	—	—	257.0
Warrant derivative liabilities	—	—	170.6
Contingent consideration	—	—	3,130.0

Index

	December 31, 2011
	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Money market investments	$2,497.4	$—	$—
Embedded derivative liabilities	—	—	391.7
Warrant derivative liabilities	—	—	82.7
Contingent consideration	—	—	3,130.0

Contingent consideration was recognized on October 17, 2011 in connection with the Amorcyte Merger (see Note 3). The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on our own assumptions and experience. The value of our contingent consideration is valued using a discount rate of 30%. We base the timing to complete the development and approval of this product on the current development stage of the product and the inherent difficulties and uncertainties in developing a product candidate, such as obtaining U.S. Food and Drug Administration (FDA) and other regulatory approvals. In determining the probability of regulatory approval and commercial success, we utilize data regarding similar milestone events from several sources, including industry studies and our own experience. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense we record in any given period. Changes in the fair value of the contingent consideration obligations are recorded in our consolidated statement of operations. There were no changes in contingent consideration fair value as of September 30, 2012.

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the three and nine months ended September 30, 2012 by type of instrument (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	Embedded Derivatives	Warrants	Embedded Derivatives	Warrants
Beginning liability balance	$263.2	$99.8	$391.7	$82.7
Change in fair value recorded in earnings	(6.2)	70.8	(134.7)	87.9
Ending liability balance	$257.0	$170.6	$257.0	$170.6

Some of the Company’s financial instruments are not measured at fair value on a recurring basis, but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, restricted cash, accounts receivable, accounts payable, notes payable and bank loans.

Note 8 – Goodwill and Other Intangible Assets

As of September 30, 2012 and December 31, 2011, the Company's goodwill was as follows (in thousands):

Total

Balance at December 31, 2011	$11,117.8

Balance at September 30, 2012	$11,117.8

As of September 30, 2012 and December 31, 2011, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

Index

		September 30, 2012			December 31, 2011
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	10 years	$1,000.0	$(170.1)	$829.9	$1,000.0	$(95.1)	$904.9
Manufacturing technology	10 years	3,900.0	(663.4)	3,236.6	3,900.0	(370.9)	3,529.1
Tradename	10 years	800.0	(136.1)	663.9	800.0	(76.2)	723.8
In process R&D	Indefinite	9,400.0	—	9,400.0	9,400.0	—	9,400.0
VSEL patent rights	19 years	669.0	(167.3)	501.7	669.0	(140.8)	528.2
Total Intangible Assets		$15,769.0	$(1,136.9)	$14,632.1	$15,769.0	$(683.0)	$15,086.0

Total intangible amortization expense was classified in the operating expense categories for the periods included below as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue	$97.5	$135.0	$292.5	$376.5
Research and development	8.8	8.8	26.4	26.4
Selling, general and administrative	45.0	67.5	135.0	188.3
Total	$151.3	$211.3	$453.9	$591.2

Note 9 – Debt

Notes Payable

As of September 30, 2012 and December 31, 2011, the Company had notes payable of approximately $183,500 and $148,100, respectively. The notes relate to certain insurance policies and equipment financings, require monthly payments, and mature within one to five years.

Mortgages Payable

On October 31, 2007, PCT issued a note to borrow $3,120,000 (the “Note”) in connection with its $3,818,500 purchase of condominium units in an existing building in Allendale, New Jersey (the “Property”) that PCT uses as a laboratory and stem cell processing facility. The Note is payable in 239 consecutive monthly payments of principal and interest, based on a 20 year amortization schedule; and one final payment of all outstanding principal plus accrued interest then due. The current monthly installment is $20,766, which includes interest at an initial rate of 5.00%; the interest rate and monthly installments payments are subject to adjustment on October 1, 2017. On that date, upon prior written notice, the lender has the option to declare the entire outstanding principal balance, together with all outstanding interest, due and payable in full. The Note is secured by substantially all of the assets of PCT, including a first mortgage on the Property and assignment of an amount approximately equal to eighteen months debt service held in escrow. The Note matures on October 1, 2027 if not called by the lender on October 1, 2017. The note is subject to certain debt service coverage and total debt to tangible net worth financial covenant ratios measured semi-annually. PCT was not in compliance with such covenants at the measurement date of December 31, 2011 and June 30, 2012, and obtained a covenant waiver letter from the lender for all periods through December 31, 2011 and June 30, 2012. The outstanding balance was approximately $2,622,900 at September 30, 2012 of which $118,400 is payable within twelve months. On December 6, 2010 PCT Allendale, a wholly-owned subsidiary of PCT, entered into a note for a second mortgage in the amount of $1 million on the Allendale Property with TD Bank, N.A. This loan is guaranteed by PCT, DomaniCell (a wholly-owned subsidiary of PCT, now known as NeoStem Family Storage, LLC), Northern New Jersey Cancer Associates (“NNJCA”) and certain partners of NNJCA and is subject to an annual financial covenant starting December 31, 2011. PCT was not in compliance with such covenants at the measurement date of December 31, 2011, and obtained a covenant waiver letter from the lender for all periods through December 31, 2011. The loan is for 124 months at a fixed rate of 6% for the first 64 months. The loan is callable for a certain period prior to the interest reset date. The initial four months was interest only. The outstanding balance as of September 30, 2012 is $870,800 of which $87,100 is payable within twelve months. Both mortgages are classified as current liabilities as of September 30, 2012.

Note 10 – Preferred Stock

Index

Convertible Redeemable Series E 7% Preferred Stock

On November 19, 2010, the Company sold 10,582,011 Preferred Offering Units consisting of (i) one share (“Preferred Share”) of Series E 7% Senior Convertible Preferred Stock, par value $0.01 per share, of the Company, (ii) a warrant to purchase 0.25 of a share of Common Stock (consisting of at issuance an aggregate of 1,322,486 warrants, adjusted to an aggregate of 1,747,188 as of September 30, 2012); and (iii) 0.0155 of a share of Common Stock (an aggregate of 164,418 common shares). Each Preferred Offering Unit was priced at $0.945 and total gross and net proceeds received by the Company were $10,000,000 and $8,876,700, respectively.

Dividends on the Preferred Shares accrue at a rate of 7% per annum and are payable monthly in arrears. The Company is required to redeem 1/27 of the Preferred Shares monthly. Monthly dividend and principal payments began on March 21, 2011 and continue on the 19th of each month thereafter with the final payment due on May 20, 2013. Payments can be made in cash or, upon notification to the holders, in shares of Company common stock, provided certain conditions are satisfied or holders of Preferred Shares agree to waive the conditions for that payment period. As of September 30, 2012, the Company had issued 7,950,107 shares of Company common stock in payment of monthly dividends and principal, including required advance payments.

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

Upon issuance, the Preferred Shares were convertible at an initial conversion price of $2.0004. The conversion price is subject to certain weighted average adjustments upon the occurrence of specific events, including stock dividends, stock splits, combinations and reclassifications of the Company’s common stock and if (with certain exceptions) the Company issues or sells any additional shares of common stock or common stock equivalents at a price per share less than the conversion price then in effect, or without consideration. As of September 30, 2012, the conversion price had been adjusted to $1.18.

The characteristics of the Series E Preferred Stock require that this instrument be treated as mezzanine equity. The Company bifurcated the fair value of the embedded conversion options and redemption options from the preferred stock since the conversion options and certain redemption options were determined to not be clearly and closely related to the Series E Preferred Stock and recorded the fair value of the embedded conversion and redemption options as long-term derivative liabilities. The Company also recorded the fair value of the warrants as a long-term derivative liability. The fair value of the preferred stock (net of issuance costs and discounts), the embedded derivatives, and warrant derivative were approximately $2,721,100, $257,000 and $170,600, respectively, as of September 30, 2012. The Company will report changes in the fair value of the embedded derivatives and warrant derivative in earnings within other income (expense), net. For the three months ended September 30, 2012, the Company recorded a decrease in the fair value of the embedded derivatives of approximately $6,200 and an increase in the warrant derivative of approximately $70,800. For the nine months ended September 30, 2012, the Company recorded a decrease in the fair value of the embedded derivatives of approximately $134,800 and an increase in the warrant derivative of approximately $87,900.

In October 2012, the Company pre-paid the outstanding balance of the Preferred Shares, and the shares are no longer outstanding (see note 16). The $2,500,000 escrowed cash was released and applied to the aggregate redemption price.

Note 11 – Shareholders' Equity

Share-based Compensation

We utilize share-based compensation in the form of stock options, warrants and restricted stock.  The following table summarizes the components of share-based compensation expense for the three and nine months ended September 30, 2012 and 2011 (in thousands):

Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of goods sold	$19.8	$26.0	$120.1	$71.2
Research and development	102.2	(116.8)	362.4	500.8
Selling, general and administrative	1,794.2	1,598.6	4,988.7	7,592.8
Total share-based compensation expense	$1,916.2	$1,507.8	$5,471.2	$8,164.8

During the nine months ended September 30, 2012, the Company issued 2,649,236 shares of restricted stock. The following table summarizes the activity for stock options and warrants for the nine months ended September 30, 2012:

	Stock Options	Warrants
Outstanding at December 31, 2011	17,143,505	37,389,825

Changes during the Year:
Granted	7,167,029	30,400,525
Exercised	—	(10,160,521)
Forfeited	(1,737,759)	(3)
Expired	(183,133)	(1,315,644)
Outstanding at September 30, 2012	22,389,642	56,314,182

Total compensation cost related to nonvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at September 30, 2012 were as follows (dollars in thousands):

	Stock Options	Warrants	Restricted Stock
Unrecognized compensation cost	$2,179.9	$94.9	$130.6
Expected weighted-average period in years of compensation cost to be recognized	1.84	0.39	0.14

Common Stock

In March 2012, the Company completed an underwritten offering of 15,000,000 units at a purchase price of $0.40 per unit, with each unit consisting of one share of Common Stock and a five year warrant to purchase one share of Common Stock at an exercise price of $0.51 per share (the “ March 2012 Offering”). The Company sold securities in the March 2012 Offering under the Company’s previously filed shelf registration statement on Form S-3 (333-173855), which was declared effective by the Securities and Exchange Commission on June 13, 2011. The Company received gross proceeds of $6,000,000, prior to deducting underwriting discounts and offering expenses payable by the Company, for net proceeds of approximately $5,297,000. In April 2012, the underwriters in the March 2012 Offering exercised their over-allotment option for an additional 2,000,000 units. The Company received additional gross proceeds of $800,000, prior to deducting underwriting discounts, for net proceeds of approximately $744,000. Additionally in April 2012, the warrants issued in connection with the offering initially exercisable beginning on September 30, 2012, were accelerated and became exercisable immediately.

In the first nine months of 2012, we also issued securities in a number of private placements of common stock or units consisting of common stock and warrants. In the aggregate, we raised gross proceeds of approximately $6.1 million in private placements of an aggregate of approximately 11.8 million shares of Common Stock and 8.3 million five year warrants at exercise prices ranging from $.51 to $.74. The warrants have been classified as equity and will not be subject to remeasurement.
In August 2012, the Company and Aspire Capital Fund, LLC ("Aspire") entered into an amendment to the Common Stock Purchase Agreement dated September 28, 2011, providing for an extension of the 24-month term of the Purchase Agreement until September 30, 2015. Pursuant to the amendment, we agreed to issue to Aspire a five-year warrant to purchase up to 1,612,903 shares of our common stock at an exercise price of $0.60 per share (the closing price of our common stock on the date the amendment was executed).

Index

In the first nine months of 2012, we issued 1,039,339 shares of common stock to the Company's officers and directors pursuant and subject to the terms of the Company's 2009 Equity Compensation Plan, of which 398,115 shares were issued to our officers who elected to receive common stock as compensation in lieu of cash compensation.
Warrant Exercises

In July 2012, warrant holders from the March 2012 Offering exercised an aggregate of 3,150,344 warrants at an exercise price of $.51 per share for gross proceeds of approximately $1.6 million.
To raise capital on terms that we deemed favorable, during the three months ended September 30, 2012, the Board authorized certain inducements to warrant holders to exercise outstanding common stock purchase warrants significantly before their expiration dates. The Company determined in each instance that such inducements were modifications of equity instruments, and an incremental fair value of the inducement was determined using the Black-Scholes option pricing model.

In connection with the July 2012 exercise of 2,808,140 of the warrants issued in our May-July 2012 private placement warrants at an exercise price of $0.51 per share for gross proceeds of $1.4 million, we issued to each exercising holder a new five year warrant to purchase the identical number of shares of our Common Stock as had been exercised subject to substantially the same terms as the exercised warrant, except that the per share exercise price of each new warrant is between $.66 and $.69, the closing price of our Common Stock on the date the old warrant was exercised. The incremental fair value of the inducement recorded in the three months ended September 30, 2012 was $0.4 million.

In August 2012, a warrant holder exercised warrants to purchase 2,100,000 shares of the Company' common stock at an exercise price of $0.51 per share, for gross proceeds to the Company of approximately $1.1 million. The warrants were originally issued in 2009 with an exercise price of $2.50 per share. The incremental fair value of the inducement recorded in the three months ended September 30, 2012 was $0.2 million.
In August 2012, a warrant holder exercised warrants to purchase 344,825 shares of common stock at $1.85, and 300,000 shares of common stock at $1.45 per share, respectively, for gross proceeds to the Company of approximately $1.1 million. Since the exercise prices of the warrants were significantly above the Company's stock price, the Company issued the warrant holder 1,458,952 shares of the Company's common stock as an inducement to exercise. The incremental fair value of the inducement recorded in the three months ended September 30, 2012 was $0.4 million.
In September warrant holders exercised an aggregate of 1,457,212 warrants at an exercise price of $.51 per share for gross proceeds of approximately $0.7 million. As an inducement to exercise, we paid certain warrant holders $.03 per share upon each exercise. The incremental fair value of the inducement recorded in the three months ended September 30, 2012 was $0.
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

Index

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

The operations and cash flows of the Regenerative Medicine - China business were eliminated from ongoing operations as a result of our exit decision, and the Company will not have continuing involvement in this business going forward. The operating results of the Regenerative Medicine – China business for the three and nine months ended September 30, 2012 and 2011, which are included in discontinued operations, were as follows (in thousands):

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
$208.8

On October 12, 2012, the Company signed a settlement agreement with Yeyan Zhang, legal representative of the WFOE, to arrange for the orderly disposition and liquidation of the WFOE and the VIEs, and to formally assign the Company’s rights, title and interest of the WFOE to Mr. Zhang.

Index

Pharmaceutical Manufacturing - China segment

On June 18, 2012, the Company announced that it had entered into a definitive agreement to sell its 51% interest in Erye (the "Equity Purchase Agreement") for  approximately $12.3 million in cash and the return to the Company of (i) 1,040,000 shares of the Company's Common Stock and (ii) the cancellation of 1,170,000 options and 640,000 Common Stock warrants.  The closing of the transaction is subject to satisfaction of certain conditions.  The Erye divestiture closed on November 13, 2012 (see Note 16).
In July 2012, the Company received from the Purchasers the initial $1,228,000 down payment (10% of the total cash purchase price for the Erye Sale). In August 2012, the Purchasers paid $4,912,000 (being 40% of the total cash purchase price for the Erye Sale) into escrow (the "Second Purchase Price Payment"), as follows:  (x) $2,456,000 (the "Offshore Second Purchase Price Payment") was deposited by the Purchasers into a U.S.-based escrow account (the "Offshore Escrow Account") (the Equity Purchase Agreement providing that the Offshore Second Purchase Price Payment shall be released to our subsidiary CBH upon the receipt of approval of the Erye Sale by the PRC Ministry of Commerce and/or its local counterparts as applicable ("MOFCOM Transfer Approval")) and (y) the RMB equivalent of $2,456,000 (the "Onshore Second Purchase Price Payment") was deposited by the Purchasers into an escrow account inside the PRC (the "Onshore Escrow Account").  In September 2012, the Purchasers deposited the RMB equivalent of $6,140,000 (the remaining 50% of the total cash purchase price for the Erye Sale), into an escrow account inside the PRC (the "Onshore Escrow Account"). Also during September 2012, $1,500,000 was released from the Offshore Escrow Account to the Company. As a result, as of September 30, 2012, the Company has received $2,728,000 of the sale proceeds, which are non-refundable and have no restrictions. These sale proceeds are included in Cash and Cash Equivalents and Other Liabilities on the balance sheet.

The operations and cash flows of the Pharmaceutical Manufacturing - China business will be eliminated from ongoing operations with the sale of the Company's 51% interest in Erye. The operating results of the Pharmaceutical Manufacturing - China business for the three and nine months ended September 30, 2012 and 2011, including the estimated asset impairments based on the definitive agreement purchase price, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$20,036.4	$15,513.0	$57,254.7	$49,806.0
Cost of revenues	(11,551.5)	(11,905.1)	(37,131.5)	(36,207.1)
Research and development	(611.8)	(782.5)	(2,231.5)	(1,885.3)
Selling, general, and administrative	(3,514.7)	(2,107.4)	(9,714.8)	(8,233.5)
Other expense	(0.9)	(583.2)	(1,008.3)	(949.3)
Provision for income taxes	(1,029.9)	(26.2)	(1,535.4)	(907.6)
Asset impairments	(3,175.5)	—	(31,170.1)	—
(Loss) income from discontinued operations	$152.1	$108.6	$(25,536.9)	$1,623.2

The summary of the assets and liabilities related to Pharmaceutical Manufacturing - China discontinued operations as of September 30, 2012 and December 31, 2011, respectively, were as follows (in thousands):

Index

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$10,789.5	$8,707.0
Restricted cash	2,892.4	—
Accounts receivable, net	7,105.3	5,525.7
Inventory	15,141.9	16,505.7
Deferred income taxes	344.2	463.7
Prepaid expenses and other current assets	750.9	777.5
Property, plant and equipment, net	37,327.3	36,490.4
Land use rights, net	3,021.5	4,872.4
Goodwill	—	8,495.7
Intangible assets, net	—	21,846.4
Other assets	2,821.1	2,459.9
Total assets	$80,194.1	$106,144.4

Accounts payable	$8,730.5	$7,950.3
Accrued liabilities	2,874.7	1,705.8
Bank loans	17,369.0	15,712.0
Notes payable	6,541.3	—
Income tax payable	2,142.3	621.6
Deferred income taxes	5,902.4	6,177.4
Unearned revenue	1,544.1	1,315.4
Amount due related parties	8,519.2	20,862.7
Total Liabilities	$53,623.5	$54,345.2

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

The general reserve is used to offset extraordinary losses. Subject to approval by the relevant authorities, a company may, upon a resolution passed by the shareholders, convert the general reserve into registered capital provided that the remaining general reserve after the conversion shall be at least 25% of the registered capital of the subsidiary before the capital increase as a result of the conversion. The staff welfare and bonus reserve is used for the collective welfare of the employees of the company. The enterprise expansion reserve is for the expansion of the subsidiary’s operations and can also be converted to registered capital upon a resolution passed by the shareholders subject to approval by the relevant authorities. These reserves represent appropriations of the retained earnings determined in accordance with Chinese law, and are not distributable as cash dividends to the parent company, NeoStem. Statutory reserves are $2,479,500 and $2,488,000 as of September 30, 2012 and December 31, 2011, respectively.

Relevant PRC statutory laws and regulations permit payment of dividends by the Company’s PRC subsidiaries only out of their accumulated earnings, if any, as determined in accordance with PRC accounting standards and regulations. As a result of these PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets either in the form of dividends, loans or advances. The restricted amount was $186,800 at September 30, 2012 and $185,000 at December 31, 2011.

Related Party Transactions

At September 30, 2012 and December 31, 2011, Erye owed EET, the 49% shareholder of Erye, approximately $8.5 million and $20.9 million, respectively, which represents dividends paid and loaned back to Erye. September 30, 2012 and December 31,

Index

2011 the interest rate on this loan was 6.00% and 6.56%, respectively. In the three months ended September 30, 2012, Erye paid EET approximately $0.7 million of accrued interest, and $11.6 million of loan principal.

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
In July 2011, a new copyright infringement lawsuit was brought by Welman against Erye claiming that Erye was not complying with the earlier judgment enjoining them from copying and using the package inserts for the Product. The Changsha Intermediate Court was applied to for property preservation and issued a civil decision freezing Erye's bank deposit of up to 50 million RMB, or to seal up or detain Erye's other properties of equal value. As of September 30, 2012, approximately 17.9 million RMB (approximately $2.8 million) had been frozen in six Erye bank accounts. Erye has contended that jurisdiction is not proper, and the case is now in review of the Hunan High Court.
In July 2011, another copyright infringement lawsuit was instituted by Welman against Erye in the Guangzhou Intermediate Court to (i) enjoin Erye from copying and using the package inserts from the Product and selling the drugs with the aforesaid package inserts; and (ii) award Welman economic losses of approximately 2 million RMB against Erye. The case has since been withdrawn by Welman. Welman made an application for a preliminary injunction to prohibit Erye from copying and using the package inserts from the Product and selling the drugs with the aforesaid package inserts; Welman's application was denied by the Court on September 6, 2011. Welman subsequently obtained a preliminary injunction from a lower court Guangzhou Haizhu District Court on September 14, 2011.  However, on October 28, 2011, upon the appeal by Erye, the Haizhu District Court issued a decision withdrawing the preliminary injunction. Welman again applied for on April 13, 2012 and obtained on April 17, 2012 a preliminary injunction from another lower court Guangzhou Baiyun District Court. Erye has applied for court reconsideration on that granted preliminary injunction. On July 2, 2012, Guangzhou Baiyun District Court issued a decision withdrawing the injunction. On September 12, 2012, Erye brought an action against Welman at Zhuhai District Court for Welman's “wrongful application for

Index

preliminary injunction”, demanding that Welman compensate for Erye's economic loss of approximately RMB 1,000,000. The case has been accepted by Zhuhai District Court for further examination.
Note 14 – Related Party Transactions

On June 18, 2012, we and our subsidiary, China Biopharmaceuticals Holdings, Inc. (“CBH”), entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Fullbright Finance Limited, a limited liability company organized under the laws of the British Virgin Islands (“Fullbright”), Suzhou Erye Economy & Trading Co., Ltd., a limited liability company organized under the laws of the People's Republic of China (“EET” and together with Fullbright, each a “Purchaser” and collectively, the “Purchasers”), and Erye, which Equity Purchase Agreement provides for the sale by NeoStem and CBH to the Purchasers (the “Erye Sale”) of our 51% ownership interest in Erye (the “Erye Interest”). EET, one of the Purchasers party to the Equity Purchase Agreement, is the holder of the minority 49% ownership interest in Erye, and is a party along with our subsidiary CBH to the Joint Venture Agreement governing the ownership of the respective interests in Erye. Fullbright is an affiliate of EET. Mr. Shi Mingsheng (a member of our Board of Directors, and Chairman of the Board of Erye) and Madam Zhang Jian (the General Manager of Erye, and formerly our Vice President of Pharmaceutical Operations) are the principal equity holders of each of EET and Fullbright. Fullbright has assigned all its rights and obligations under the Equity Purchase Agreement (except for its obligations in respect of the return of certain NeoStem securities held by it as part of the purchase price, and its obligations in respect of closing deliverables) to Highacheive Holdings Limited, a limited liability company organized under the laws of the British Virgin Islands and an affiliate of Fullbright (“Highacheive”). As a result of the assignment, the Purchasers of our Erye Interest will be EET and Highacheive. See Note 13 for a description of the consideration to be paid by the Purchasers pursuant to the Equity Purchase Agreement. The Erye divestiture closed on November 13, 2012 (see Note 16).

Note 15 – Commitments and Contingencies

Lease Commitments

The Company leases offices and certain equipment under certain noncancelable operating leases that expire from time to time through 2017. In August 2012, the Company signed a new lease for a larger space at its current executive offices at 420 Lexington Avenue, New York, NY 10170. The new lease is believed to be sufficient space for the near future. The lease term began in September 2012 and shall extend through June 2015. The base monthly rent, which includes storage space, averages approximately $27,000 per month, with subleases that will aggregate approximately $7,500 per month. This property is used as the Company's corporate headquarters.

A summary of future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year as of September 30, 2012 are as follows (in thousands):

Years ended	Operating Leases
2012	$410.8
2013	1,226.5
2014	962.1
2015	739.2
2016	563.9
Thereafter	293.2
Total minimum lease payments	$4,195.7

Expense incurred under operating leases was approximately $377,300 and $1,225,500 for the three and nine months ended September 30, 2012, respectively, and $434,600 and $1,376,100 for the three and nine months ended September 30, 2011, respectively.

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

Index

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

Note 16 – Subsequent Events

In October 2012 warrant holders from the March 2012 Offering exercised an aggregate of 690,311 warrants at an exercise price of $.51 per share for an aggregate consideration of approximately $352,000. As an inducement to exercise, we agreed to pay certain warrant holders $.03 per share for each warrant exercised. The Company's mergers and acquisitions and finance committees of the board of directors authorized the exercise inducement on July 23, 2012.

On October 10, 2012, a warrant holder exercised its warrants to purchase 225,000 shares of common stock at $1.45, for gross proceeds to the Company of $326,250. Since the exercise prices of the warrants were above the Company's stock price, the Company agreed to pay the holder an inducement fee equal to the difference between the per share exercise price and $.72 (one penny above the closing market price on the date the agreement was signed). The Company's board of directors authorized the exercise inducement on October 8, 2012.
On October 25, 2012, the Company completed the redemption of all 2,351,558 outstanding shares of its Series E 7% Senior Convertible Preferred Stock, par value $0.01 per share (the “Series E Preferred Stock”), for an aggregate cash redemption price of approximately $3.4 million, $2.5 million of which was funded by money placed into escrow when the Series E Preferred stock was issued in November 2010. Also on October 25, 2012, the Company filed a Certificate of Elimination of the Series E 7% Senior Convertible Preferred Stock of NeoStem, Inc. with the Secretary of State of the State of Delaware  to eliminate its Series E Preferred Stock, all of the outstanding shares of Series E Preferred Stock having been redeemed by the Company.

The Company entered into a Purchase Agreement with Aspire Capital Fund, LLC in September 2011, as amended on August 23, 2012, pursuant to which Aspire Capital committed to the purchase of up to $20 million of shares of the Company’s Common Stock over the term of that Agreement, subject to certain terms and conditions, including a floor price as set forth in the Agreement. From October 22, 2012 through November 12, 2012, Aspire has purchased 2,300,000 shares of the Company's common stock for an aggregate consideration of approximately $1.5 million.

On November 8, 2012, the Company consummated a private placement and issued an aggregate of 833,333 shares of restricted common stock at a purchase price of $.60 per share for an aggregate consideration of $500,000. The Company's board of directors authorized the the terms of the private placement on October 8, 2012.

On November 13, 2012 (the “Closing Date”), the Company completed the divestiture (the “Erye Sale”) of our 51% interest (the “Erye Interest”) in Suzhou Erye Pharmaceuticals Company Ltd., a Sino-foreign equity joint venture with limited liability organized under the laws of the People's Republic of China primarily engaged in the manufacture of generic antibiotics (“Erye”), to Suzhou Erye Economy & Trading Co., Ltd., a limited liability company organized under the laws of the People's Republic of China (“EET”), and Highacheive Holdings Limited, a limited liability company organized under the laws of the British Virgin

Index

Islands (“Highacheive” and together with EET, each a “Purchaser” and collectively the “Purchasers”). The Erye Sale was consummated pursuant to the terms and conditions of the Equity Purchase Agreement, dated as of June 18, 2012 (as amended, the “Equity Purchase Agreement”), by and among our Company, China Biopharmaceuticals Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of NeoStem (“CBH”), EET, Highacheive, Fullbright Finance Limited, a limited liability company organized under the laws of the British Virgin Islands (“Fullbright”), and Erye. Pursuant to the Equity Purchase Agreement, the aggregate purchase price paid to us by the Purchasers for the Erye Interest consisted of (i) $12,280,000 in cash, (ii) the return to our Company of 1,040,000 shares of NeoStem common stock and (iii) the cancellation of 1,170,000 options and 640,000 warrants. On the Closing Date, the balance of the amount held in escrow, was released to the Company, the common stock was delivered to the Company, the options and warrants were canceled, and all interest of the Company in Erye was transferred to the Purchasers.

On November 13, 2012, the Company entered into an amendment of its employment agreement with Dr. Robin L. Smith, pursuant to which, as previously amended (the “Agreement”), Dr. Smith serves as Chairman of the Board and Chief Executive Officer of the Company. Pursuant to the amendment, (i) the term of the Agreement was extended for two years to December 31, 2014; (ii) Dr. Smith's annual base salary was increased to $495,000; (iii) Dr. Smith will be eligible to receive a cash bonus for each of 2013 and 2014,  based on a target amount of 50% of annual base salary assuming good progress toward the accomplishment of objectives set for Dr. Smith and the Company by the Compensation Committee, and which may be awarded in an amount up to 100% of annual base salary for extraordinary performance, all as determined by the Compensation Committee; (iv) all unvested options held by Dr. Smith as of the date of the amendment were immediately vested; (v) a failure to renew the Agreement at the end of the term regardless of reason shall be treated as a termination by the Company without cause; (vi) upon the Company's termination of Dr. Smith's employment without cause or by Dr. Smith with good reason, (a) the Company is to pay Dr. Smith her base salary and COBRA premiums for one year following the termination plus the previous year's annual bonus payment, and (b) all of Dr. Smith's stock options which are vested as of the termination date plus any additional options that would have vested by the passage of time during the 12 month period following such date (which additional options shall become immediately and fully vested as of the termination date) shall remain exercisable for the balance of their 10 year term; (vii) in the event the Company terminates Dr. Smith's employment with cause or Dr. Smith resigns,  the Company is to pay Dr. Smith her then current base salary and COBRA premiums for one year; and (viii) any vested options previously or hereafter granted to Dr. Smith during the remainder of the term shall remain exercisable notwithstanding any termination of employment for the full option term until the expiration date.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” herein and under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2011, as recast in our current report on Form 8-K filed on August 15, 2012 to reflect our Pharmaceutical Manufacturing - China and Regenerative Medicine - China segments as discontinued operations.

Overview

We are emerging as a technology and market leading company in the fast developing cell therapy industry. Our multifaceted business strategy combines a state-of-the-art contract development and manufacturing organization (CDMO) with a medically important cell therapy product development program enabling short-term and long-term revenue growth opportunities. Our service business and pipeline of proprietary cell therapy products work in concert, giving us a competitive advantage that we believe is unique to the biotechnology and pharmaceutical industries. Supported by an experienced scientific and business management team and a strategic and growing patent and patent pending (IP) portfolio, we are well positioned to succeed.

As a leading cell therapy Company, we have  a pipeline of proprietary products, including stem cell therapies for cardiovascular disease and regenerative medicine as well as a T cell therapy for autoimmune disorders.   Through our GMP facilities, we further support the cell therapy community’s efforts to discover solutions for chronic disease by providing contract development and manufacturing expertise. In addition, we offer adult stem cell collection, processing and storage services in the U.S., enabling healthy individuals to donate and store their stem cells for personal therapeutic use.

In 2011, we operated our business in three reportable segments: (i) Cell Therapy — United States; (ii) Regenerative Medicine — China; and (iii) Pharmaceutical Manufacturing — China. In 2012, we began to exit our operations in China. Effective March 31, 2012, we no longer operated in the Regenerative Medicine – China reportable segment, which is now reported in discontinued operations (see Note 13). The Erye divestiture closed on November 13, 2012 (see Note 16). On June 18, 2012, we signed a definitive agreement to sell our 51% interest in Suzhou Erye, which represented the operations in our Pharmaceutical Manufacturing - China segment, and is also reported in discontinued operations (see Note 13). As a result, we currently operate in a single reporting segment - Cell Therapy, which will focus on CDMO and cell therapy development programs.

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

We further strengthened our breadth in cellular therapies through its October 17, 2011 acquisition of Amorcyte, LLC. Amorcyte is a development stage cell therapy company focusing on novel treatments for cardiovascular disease. Amorcyte’s lead product candidate is AMR-001. In January 2012, Amorcyte commenced patient enrollment for its PreSERVE Phase 2 trial to investigate AMR-001’s ability to preserve heart function after a heart attack.

We view the PCT and Amorcyte acquisitions as fundamental to building a foundation in achieving our strategic mission of capturing the paradigm shift to cell therapy.

We acquired our Pharmaceutical Manufacturing — China segment when on October 30, 2009, China Biopharmaceuticals Holdings, Inc. (“CBH”) merged with a wholly-owned subsidiary of NeoStem (the “Erye Merger”). As a result of the Erye Merger, NeoStem acquired CBH’s 51% ownership interest in Erye, a Sino-foreign joint venture with limited liability organized under the laws of the PRC. Erye was founded more than 50 years ago and represents an established, vertically-integrated pharmaceutical business. Historically, Erye has concentrated its efforts on the manufacturing and distribution of generic antibiotic products. In 2010, Erye began transferring its operations to its newly constructed manufacturing facility, as to which construction is now substantially completed. The relocation and the new production lines have been completed and received cGMP certification. As

Index

part of our plan to focus its business on capturing the paradigm shift to cell therapies following the January 2011 acquisition of PCT, on June 18, 2012, we entered into a definitive agreement to sell its interest in Erye for approximately $12.3 million in cash plus the return to the Company of 1,040,000 shares of NeoStem common stock and the cancellation of 1,170,000 options and 640,000 warrants. The Erye divestiture closed on November 13, 2012.

Results of Operations

Three and Nine Months Ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011

Net loss for the three months ended September 30, 2012 was approximately $8.4 million compared to $7.3 million for the three months ended September 30, 2011. Our net loss from continuing operations for the three months ended September 30, 2012 and 2011 was approximately $8.5 million and $6.6 million, respectively. The loss from discontinued operations - net, reflects the operations of our Regenerative Medicine – China segment which was deconsolidated in the first quarter of 2012, and the operations of our Pharmaceutical Manufacturing - China segment, effective with our agreement to sell our 51% interest in Suzhou Erye in the second quarter of 2012. The income from discontinued operations - net for the three months ended September 30, 2012 was approximately $0.2 million and loss from discontinued operations - net for the three months ended September 30, 2011 $0.8 million.

Net loss for the nine months ended September 30, 2012 was approximately $51.0 million compared to $27.7 million for the nine months ended September 30, 2011. Our net loss from continuing operations for the nine months ended September 30, 2012 and 2011 was approximately $23.8 million and $26.9 million, respectively. The loss from discontinued operations - net for the nine months ended ended September 30, 2012 and 2011 was approximately $27.3 million and $0.8 million, respectively.

Revenues

For the three months ended September 30, 2012, total revenues were approximately $4.4 million compared to $2.2 million for the three months ended September 30, 2011, representing an increase of $2.3 million or 104%. Revenues for period were comprised of the following (in thousands):

	Three Months Ended September 30,
	2012	2011
Clinical Services	$2,921.8	$1,014.3
Clinical Services Reimbursables	928.0	714.0
Processing and Storage Services	577.9	448.7
Other	6.3	—
	$4,434.0	$2,177.0

•
Clinical Services, representing process development and clinical manufacturing services provided at PCT to its various clients, were approximately $2.9 million for the three months ended September 30, 2012 compared to $1.0 million for the three months ended September 30, 2011, representing an increase of approximately $1.9 million or 188%. The increase in clinical services revenue is due to an increased overall visibility of PCT and penetration into the cell therapy marketplace along with a general increase in the development of autologous cell therapies in the United States due to enhanced investment and expanded marketing programs in 2011 and 2012.  The revenue increase was also as a result of fewer clinical service contracts subject to contract completion for revenue recognition in the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  In accordance with our revenue recognition policy, revenue is recognized upon contract completion when the contract contains certain multiple stages that do not have stand alone values and are dependent on one another.

•
Clinical Services Reimbursables, representing reimbursement of expenses for certain consumables incurred on behalf of our clinical service revenue clients, were approximately $0.9 million for the three months ended September 30, 2012 compared to $0.7 million for the three months ended September 30, 2011, representing an increase of approximately $0.2 million or 30%. Our reimbursable revenue increased as a result of increased manufacturing and process development activity.

•
Processing and Storage Services, representing revenues from our oncology, cord blood, and adult stem cell banking activities, were approximately $0.6 million for the three months ended September 30, 2012 compared to $0.4 million for the three months ended September 30, 2011, representing an increase of approximately $0.1 million or 29%. The increase

Index

is primarily attributable to increased revenue from our oncology stem cell processing service. Additionally, we added hospital clients during 2012 as more hospitals have begun to outsource their oncology stem cell processing. We expect to continue to see this level of revenue during the remainder of 2012.

For the three months ended September 30, 2012, total cost of revenues were approximately $3.7 million compared to $1.9 million for the three months ended September 30, 2011, representing an increase of $1.9 million or 98%. Overall, gross profit for the three months ended September 30, 2012 was $0.7 million compared to $0.3 million for the three months ended September 30, 2011, representing an increase of approximately $0.4 million or 140% .

For the nine months ended September 30, 2012, total revenues were approximately $11.6 million compared to $5.8 million for the nine months ended September 30, 2011, representing an increase of $5.7 million or 98%. Revenues for period were comprised of the following (in thousands):

	Nine Months Ended September 30,
	2012	2011
Clinical Services	$6,701.2	$2,620.3
Clinical Services Reimbursables	2,881.8	1,789.6
Processing and Storage Services	1,976.8	1,218.1
Other	19.0	209.0
	$11,578.8	$5,837.0

•
Clinical Services were approximately $6.7 million for the nine months ended September 30, 2012 compared to $2.6 million for the nine months ended September 30, 2011, representing an increase of approximately $4.1 million or 156%. The increase in clinical services revenue is due to an increased overall visibility of PCT and penetration into the cell therapy marketplace along with a general increase in the development of autologous cell therapies in the United States due to enhanced investment and expanded marketing programs in 2011 and 2012.  The revenue increase was also as a result of fewer clinical service contracts subject to contract completion for revenue recognition in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. In accordance with our revenue recognition policy, revenue is recognized upon contract completion for certain clinical service contracts.

•
Clinical Services Reimbursables were approximately $2.9 million for the nine months ended September 30, 2012 compared to $1.8 million for the nine months ended September 30, 2011, representing an increase of approximately $1.1 million or 61%. Our reimbursable revenue increased as a result of increased manufacturing and process development activity.

•
Processing and Storage Services were approximately $2.0 million for the nine months ended September 30, 2012 compared to $1.2 million for the nine months ended September 30, 2011, representing an increase of approximately $0.8 million or 62%. The increase is primarily attributable to increased revenue from our oncology stem cell processing service. Additionally, we added hospital clients during 2012 as more hospitals have begun to outsource their oncology stem cell processing.

•
Other Revenue were approximately $19.0 thousand for the nine months ended September 30, 2012 compared to $0.2 million for the nine months ended September 30, 2011. In the second quarter of 2011, we received a $200,000 license fee related to our adult stem cell technology.

For the nine months ended September 30, 2012, total cost of revenues were approximately $9.4 million compared to $5.3 million for the nine months ended September 30, 2011, representing an increase of $4.1 million or 77%. Overall, gross profit for the nine months ended September 30, 2012 was $2.1 million compared to $0.5 million, representing an increase of approximately $1.6 million or 327% .

Operating Expenses

Historically, to minimize our use of cash, we have used a variety of equity and equity-linked instruments to compensate

Index

employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which has from time to time in the past been significant. In general, these equity and equity-linked instruments were used to pay for employee and consultant compensation, director fees, marketing services, investor relations and other activities.

For the three months ended September 30, 2012 operating expenses totaled $8.8 million compared to $7.5 million for the three months ended September 30, 2011, representing an increase of $1.3 million or 17%. Operating expenses for period were comprised of the following:

•
Selling, general and administrative expenses of approximately $5.9 million for the three months ended September 30, 2012 compared to $6.0 million for the three months ended September 30, 2011, representing a minor decrease of approximately $0.1 million. Equity-based compensation included in selling, general and administrative expenses for the three months ended September 30, 2012 was approximately $1.8 million, compared to approximately $1.6 million for the three months ended September 30, 2011, representing an increase of $0.2 million. In addition, other, cash based, general and administrative expenses increased approximately $0.2 million, and other, cash based, selling expenses decreased $0.4 million compared to the prior year period.

•
Research and development expenses of approximately $2.8 million for the three months ended September 30, 2012 compared to $1.5 million for the three months ended September 30, 2011, representing an increase of approximately $1.3 million or 84%. Overall, the increase was primarily due to expenses of approximately $2.5 million associated with our Phase 2 clinical trial for AMR-001, which was initiated in January 2012. The increase was partially offset by reduced costs associated with internal research activities relating to our VSEL Technology. Equity-based compensation included in research and development expenses for the three months ended September 30, 2012 was approximately $0.1 million, compared to approximately $0.1 million of equity-based compensation reversals that were due to forfeitures for the three months ended September 30, 2011, representing an increase of $0.2 million.

For the nine months ended September 30, 2012 operating expenses totaled $24.6 million compared to $27.0 million for the nine months ended September 30, 2011, representing a decrease of $2.4 million or 9%. Operating expenses for period were comprised of the following:

•
Selling, general and administrative expenses of approximately $17.1 million for the nine months ended September 30, 2012 compared to $21.3 million for the nine months ended September 30, 2011, representing a decrease of approximately $4.2 million or 20%. Equity-based compensation included in selling, general and administrative expenses for the nine months ended September 30, 2012 was approximately $5.0 million, compared to approximately $7.5 million for the nine months ended September 30, 2011, representing a decrease of $2.5 million. General and administrative expenses decreased approximately $1.1 million, in part due to a one-time contribution of $0.6 million paid in equity to the Stem for Life Foundation during the nine months ended September 30, 2011. Selling expenses also decreased $0.6 million compared to the prior year period.

•
Research and development expenses of approximately $7.5 million for the nine months ended September 30, 2012 compared to $5.7 million for the nine months ended September 30, 2011, representing an increase of approximately $1.8 million or 32%. Overall, the increase was primarily due to expenses of approximately $5.2 million associated with our Phase 2 clinical trial for AMR-001, which was initiated in January 2012. The increase was partially offset by a prior year period $1.2 million in-process research and development charge incurred, and reduced internal research activities relating to our VSEL Technology. Equity-based compensation included in research and development expenses for the nine months ended September 30, 2012 was approximately $0.4 million, compared to approximately $0.5 million for the nine months ended September 30, 2011, representing a decrease of $0.1 million.

Other Income and Expense

For the three months ended September 30, 2012 interest expense was $0.4 million compared with $0.6 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012 interest expense was $1.4 million compared with $2.1 million for the nine months ended September 30, 2011. Interest expense in each period was primarily due to the amortization of debt discount related to the Series E Preferred Stock.

Other expense for the three months ended September 30, 2012 totaled approximately $0.1 million, compared with other income of $1.3 million for the three months ended September 30, 2011. Other income for the nine months ended September 30, 2012 totaled approximately $36.9 thousand, compared with other income of $1.6 million for the nine months ended September 30, 2011, and primarily relates to the revaluation of derivative liabilities that have been established in connection with the Convertible

Index

Redeemable Series E Preferred Stock.

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

The operations and cash flows of the Regenerative Medicine - China business were eliminated from ongoing operations as a result of our exit decision, and the Company will not have continuing involvement in this business going forward. The operating results of the Regenerative Medicine – China business for the three and nine months ended September 30, 2012 and 2011, which are included in discontinued operations, were as follows (in thousands):

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
$208.8

Pharmaceutical Manufacturing - China segment

On June 18, 2012, the Company announced that it had entered into a definitive agreement to sell its 51% interest in Erye for  approximately $12.3 million in cash and the return to the Company of (i) 1,040,000 shares of the Company's Common Stock and (ii) the cancellation of 1,170,000 options and 640,000 Common Stock warrants.  The closing of the transaction is subject to the satisfaction of certain conditions.  The Erye divestiture closed on November 13, 2012.
The operations and cash flows of the Pharmaceutical Manufacturing - China business will be eliminated from ongoing operations with the sale of the Company's 51% interest in Erye. The operating results of the Pharmaceutical Manufacturing - China business for the three and nine months ended September 30, 2012 and 2011, including the estimated asset impairments based on the definitive agreement purchase price, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$20,036.4	$15,513.0	$57,254.7	$49,806.0
Cost of revenues	(11,551.5)	(11,905.1)	(37,131.5)	(36,207.1)
Research and development	(611.8)	(782.5)	(2,231.5)	(1,885.3)
Selling, general, and administrative	(3,514.7)	(2,107.4)	(9,714.8)	(8,233.5)
Other income (expense)	(0.9)	(583.2)	(1,008.3)	(949.3)
Provision for income taxes	(1,029.9)	(26.2)	(1,535.4)	(907.6)
Asset impairments	(3,175.5)	—	(31,170.1)	—
(Loss) income from discontinued operations	$152.1	$108.6	$(25,536.9)	$1,623.2

The summary of the assets and liabilities related to Pharmaceutical Manufacturing- China discontinued operations as of September 30, 2012 and December 31, 2011, respectively, were as follows (in thousands):

Index

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$10,789.5	$8,707.0
Restricted cash	2,892.4	—
Accounts receivable, net	7,105.3	5,525.7
Inventory	15,141.9	16,505.7
Deferred income taxes	344.2	463.7
Prepaid expenses and other current assets	750.9	777.5
Property, plant and equipment, net	37,327.3	36,490.4
Land use rights, net	3,021.5	4,872.4
Goodwill	—	8,495.7
Intangible assets, net	—	21,846.4
Other assets	2,821.1	2,459.9
Total assets	$80,194.1	$106,144.4

Accounts payable	$8,730.5	$7,950.3
Accrued liabilities	2,874.7	1,705.8
Bank loans	17,369.0	15,712.0
Notes payable	6,541.3	—
Income tax payable	2,142.3	621.6
Deferred income taxes	5,902.4	6,177.4
Unearned revenue	1,544.1	1,315.4
Amount due related parties	8,519.2	20,862.7
Total Liabilities	$53,623.5	$54,345.2

Noncontrolling Interests

In connection with accounting for the Company's 51% interest in Erye, which is reported in discontinued operations, we account for the 49% minority shareholder share of Erye's net income or loss with a charge to Noncontrolling Interests. For the three months ended September 30, 2012 and September 30, 2011, Erye's minority shareholders' share of net income totaled approximately $74.5 thousand and $53.2 thousand, respectively. For the nine months ended September 30, 2012 Erye's minority shareholders' share of net loss totaled approximately $12.5 million and for the nine months ended September 30, 2011 Erye's minority shareholders' share of net income totaled approximately $0.8 million.

In March 2011, the Company acquired rights to use patents under licenses from Becton, Dickinson and Company in exchange for an approximately 20% interest in PCT’s Athelos subsidiary. For the three months ended September 30, 2012 and 2011, Becton’s minority shareholder’s share of Athelos’ net loss totaled approximately $59.6 thousand and $35.2 thousand, respectively. For the nine months ended September 30, 2012 and 2011, Becton’s minority shareholder’s share of Athelos’ net loss totaled approximately $248.3 thousand and $237.1 thousand, respectively.

Warrant Inducements

To raise capital on terms that we deemed favorable, during the three months ended September 30, 2012, the Board authorized certain inducements to warrant holders to exercise outstanding common stock purchase warrants significantly before their expiration dates. The Company determined in each instance that such inducements were modifications of equity instruments, and an incremental fair value of the inducement was determined using the Black-Scholes option pricing model.
In connection with the July 2012 exercise of 2,808,140 of the warrants issued in our May-July 2012 private placement warrants at an exercise price of $0.51 per share for gross proceeds of $1.4 million, we issued to each exercising holder a new five year warrant to purchase the identical number of shares of our Common Stock as had been exercised subject to substantially the same terms as the exercised warrant, except that the per share exercise price of each new warrant is between $.66 and $.69, the closing price of our Common Stock on the date the old warrant was exercised. The incremental fair value of the inducement recorded in the three months ended September 30, 2012 was $0.4 million.

Index

In August 2012, a warrant holder exercised warrants to purchase 2,100,000 shares of the Company' common stock at an exercise price of $0.51 per share, for gross proceeds to the Company of approximately $1.1 million. The warrants were originally issued in 2009 with an exercise price of $2.50 per share. The incremental fair value of the inducement recorded in the three months ended September 30, 2012 was $0.2 million.
In August 2012, a warrant holder exercised warrants to purchase 344,825 shares of common stock at $1.85, and 300,000 shares of common stock at $1.45 per share, respectively, for gross proceeds to the Company of approximately $1.1 million. Since the exercise prices of the warrants were significantly above the Company's stock price, the Company issued the warrant holder 1,458,952 shares of the Company's common stock as an inducement to exercise. The incremental fair value of the inducement recorded in the three months ended September 30, 2012 was $0.4 million.
In September 2012, warrant holders exercised an aggregate of 1,457,212 warrants at an exercise price of $.51 per share for gross proceeds of approximately $0.7 million. As an inducement to exercise, we paid certain warrant holders $.03 per share upon each exercise. The incremental fair value of the inducement recorded in the three months ended September 30, 2012 was $0.

Preferred Dividends

The Convertible Redeemable Series E Preferred Stock calls for annual dividends of 7% based on the stated value of the preferred stock. We recorded dividends of approximately $67.2 thousand and $0.2 million for the three months ended September 30, 2012 and September 30, 2011, respectively, and approximately $0.3 million and $0.5 million for the nine months ended September 30, 2012 and September 30, 2011.

Analysis of Liquidity and Capital Resources

At September 30, 2012 we had a cash balance of approximately $5.4 million, working capital of approximately $(2.5) million, and shareholders’ equity of approximately $48.2 million.

During the nine months ended September 30, 2012, we met our immediate cash requirements through revenue generated from our PCT operations, existing cash balances, private placements and a public offering of our common stock and warrants, which in total, raised an aggregate of approximately $12.2 million, warrant exercises, which raised approximately $5.9 million, and the use of equity and equity-linked instruments to pay for services and compensation.

The following chart represents the net funds provided by or used in operating, financing and investing activities for each period indicated (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash used in operating activities - continuing operations	$(16,395.8)	$(15,960.4)
Net cash provided by (used in) investing activities - continuing operations	2,530.4	(279.6)
Net cash provided by financing activities - continuing operations	15,620.9	17,907.2

Operating Activities

Our cash used in operating activities in the nine months ended September 30, 2012 totaled approximately $16.4 million, which is the sum of (i) our net loss of $51.0 million, less discontinued operations of $27.3 million, and adjusted for non-cash expenses totaling $8.1 million (which includes adjustments for equity-based compensation and depreciation and amortization), and (ii) changes in operating assets and liabilities providing approximately $(0.8) million.

Investing Activities

During the nine months ended September 30, 2012, we spent approximately $0.2 million for property and equipment. In addition, in the three months ended September 30, 2012, we received advance sale proceeds of approximately $2.7 million from the divestiture of Erye. The Erye sale was completed on November 13, 2012, and we received the remaining $9.6 million sale proceeds on closing.

Financing Activities

Index

During the nine months ended September 30, 2012, we financed our operations in part through a series of securities issuances.
In the spring of 2012, we completed an underwritten public offering of 17,000,000 units (inclusive of exercise of the underwriters over-allotment option) at a purchase price of $0.40 per unit, with each unit consisting of one share of Common Stock and a five year warrant to purchase one share of Common Stock at an exercise price of $0.51 per share. We sold securities in the public offering under our previously filed shelf registration statement. We received gross proceeds of $6.8 million, prior to deducting underwriting discounts and offering expenses, for net proceeds of approximately $6.0 million.
     In the first nine months of 2012, we also issued securities in a number of private placements of common stock or units consisting of common stock and warrants. In the aggregate, we raised gross proceeds of approximately $6.1 million in private placements of an aggregate of approximately 11.8 million shares of Common Stock and 8.3 million five year warrants at exercise prices ranging from $.51 to $.74.
In addition, in the first nine months of 2012, we also raised approximately $5.9 million from the exercise of approximately 10.2 million warrants. To induce the exercise of certain of these warrants, we provided consideration to the warrant holders in the form of either cash, stock or additional warrants.

Liquidity and Capital Requirements Outlook

Capital Requirements

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

Liquidity

We anticipate that we will take further steps to raise additional capital in order to (i) fund the development of advanced cell therapies, including the development of AMR-001, and (ii) grow the PCT business, including expanding into Europe. To meet our short and long term liquidity needs, we currently expect to use existing cash balances and the growth of our revenue generating activities, and a variety of other means that could include, but not be limited to, the use of our current equity lines, potential additional warrant exercises, option exercises, issuances of other debt or equity securities in public or private financings, and/or sale of assets.

On June 18, 2012, the Company announced that it had entered into a definitive agreement to sell its 51% interest in Erye for approximately $12.3 million in cash and the return to the Company of (i) 1,040,000 shares of the Company's Common Stock and (ii) the cancellation of 1,170,000 options and 640,000 Common Stock warrants.  We expect to use the cash proceeds of our sale of our 51% interest in Erye, to meet some of our cash requirements. In the third quarter of 2012, we received $2.7 million of the cash proceeds in advance of the expected closing, and the remaining $9.6 million was deposited into escrow by the Purchasers. The Erye divestiture closed on November 13, 2012. On the Closing Date, the balance of the amount held in escrow, was released to the Company, the common stock was delivered to the Company, the options and warrants were canceled, and all interest of the Company in Erye was transferred to the Purchasers.

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

To support our liquidity needs, the Company raised an aggregate of approximately $18.8 million (or net proceeds of approximately $18.0 million) through an underwritten public offering of common stock and warrants, private placements, and warrant exercises for the nine months ended September 30, 2012. In August 2011, the Department of Defense (DOD) Peer Reviewed

Index

Medical Research Program (PRMRP) of the Office of the Congressionally Directed Medical Research Programs (CDMRP) awarded NeoStem approximately $1.78 million to be applied towards funding the Company's VSEL ™ Technology, which award will support an investigation of a unique stem cell population, Very Small Embryonic-Like (VSEL) stem cells, for its bone building and regenerative effects in the treatment of osteoporosis. In September 2012, NeoStem received notice that it was awarded a $1.2 million grant by the National Institute of Dental and Craniofacial Research (NIDCR) to study the repair of bone defects with VSELs. In addition, in September 2011, as amended in August 2012, we entered into a Purchase Agreement with Aspire Capital which provided that Aspire Capital is committed to purchase up to $20 million of shares of the Company’s common stock over the term of that Agreement through September 30, 2015, subject to certain terms and conditions, including a floor price. From October 22, 2012 through November 12, 2012, Aspire has purchased 2,300,000 shares of the Company's common stock for an aggregate consideration of approximately $1.5 million.

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

Commitments and Contingencies

The following table reflects a summary of NeoStem's significant contractual obligations and commitments as of September 30, 2012 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations
Series E Preferred Stock(1)	$3,218.9	$3,218.9	$—	$—	$—
Mortgages Payable	3,493.7	205.5	432.2	481.8	2,374.2
Operating Lease Obligations	4,195.7	1,300.0	1,899.6	992.5	3.6
	$10,908.3	$4,724.4	$2,331.8	$1,474.3	$2,377.8
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

Index

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

Forward-looking statements, including with respect to the successful execution of the Company's strategy, may not be realized due to a variety of factors and we cannot guarantee their accuracy or that our expectations about future events will prove to be correct. Such factors include, without limitation, (i) our ability to manage the business despite operating losses and cash outflows; (ii) our ability to obtain sufficient capital or strategic business arrangements to fund our operations and expansion plans, including meeting our financial obligations under various licensing and other strategic arrangements, the funding of our clinical trials for AMR-001, and the commercialization of the relevant technology; (iii) our ability to build the management and human resources and infrastructure necessary to support the growth of the business; (iv) our ability to integrate our acquired businesses successfully and grow such acquired businesses as anticipated, including expanding the PCT business into Europe; (v) whether a large global market is established for our cellular-based products and services and our ability to capture a share of this market; (vi) competitive factors and developments beyond our control; (vii) scientific and medical developments beyond our control; (viii) our ability to obtain appropriate governmental licenses, accreditations or certifications or comply with healthcare laws and regulations or any other adverse effect or limitations caused by government regulation of the business; (ix) whether any of our current or future patent applications result in issued patents, the scope of those patents and our ability to obtain and maintain other rights to technology required or desirable for the conduct of our business; (x) whether any potential strategic benefits of various licensing transactions will be realized and whether any potential benefits from the acquisition of these licensed technologies will be realized; (xi) the results of our development activities, including the timing, enrollment, outcome and/or results of any clinical trials; and (xii) the other factors discussed in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in the Company's other periodic filings with the Securities and Exchange Commission (the SEC”) which are available for review at www.sec.gov under “Search for Company Filings.”

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

As of the end of the Company’s third fiscal quarter ended September 30, 2012 covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the

Index

Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with management's assessment of internal controls in the Pharmaceutical Manufacturing - China segment as of December 31, 2011, which is now reported in discontinued operations, the Company identified the following material weaknesses which as of September 30, 2012, has not been fully remediated. The Company determined that Erye does not have sufficient qualified accounting and finance personnel, which has resulted in the lack of appropriate (i) segregation of duties in certain areas, (ii) detailed records for long term assets, (iii) knowledge of certain complex aspects of Chinese tax code, and (iv) audit trails on certain transactions. During 2011, the Company took steps to strengthen Erye’s competency in the area of US GAAP, by hiring a director of international accounting with many years of US GAAP accounting and reporting experience, but recognized that it needed to do more to address the day to day needs of Erye’s accounting department. In April 2012, Erye established a separate internal controls department, which will focus on strengthening accounting policies, and performing sample audits. It will also ensure that staff members receive proper training and new policies are implemented appropriately.

(b)  Changes in Internal Control over Financial Reporting

There have been changes in the Company’s internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15, that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, as described below.

Transition to new accounting system - Effective June 1, 2012, we began the migration to a new accounting software system for a portion of the Company and its U.S. subsidiaries. All remaining U.S. subsidiaries were transitioned onto the new accounting software system in the third quarter of 2012. This initiative further strengthened the unification of financial reporting processes within our consolidated subsidiaries.

Index

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material changes to the disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, except as set forth in Note 13, Discontinued Operations, of the Notes to the financial statements included elsewhere herein, and as set forth under Item 8.01 of our Current Report on Form 8-K filed with the SEC on October 5, 2012.

ITEM 1A. RISK FACTORS

Our business, financial condition, operating results and cash flows can be affected by a number of factors, including, but not limited to, those disclosed previously and from time to time in the Company's filings with the SEC, including our Annual Report on Form 10-K, filed by the Company with the SEC on March 20, 2012, as amended by Amendment No. 1 on Form 10-K/A, filed by the Company with the SEC on April 30, 2012, our Quarterly Report on Form 10-Q, filed by the Company with the SEC on May 11, 2012, and other factors identified from time to time in the Company's periodic filings with the SEC, which Risk Factors are incorporated by reference herein, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. See also, the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2012, under “Item 1 A - Risk Factors.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed, and as follows:

The Company has agreed to issue equity to certain consultants and other service providers for services. Effective August 10, 2012, pursuant to a four month agreement for financial consulting services and other specified related matters, the Company agreed to issue to a consultant a warrant to purchase 200,000 shares of restricted common stock at an exercise price of $.75, vesting ratably throughout term of the agreement; however the agreement was terminated on October 4, 2012, 50,000 warrant shares having vested. Effective October 5, 2012, pursuant to a six month agreement for consulting services in general corporate, securities, transactional and other specified matters, the Company agreed to issue to consultant, a five year warrant to purchase shares of our restricted common stock ("Warrant Shares") every month throughout the term of the agreement for $5,000 of warrant shares based upon a Black Scholes calculation each month, with 10,419 warrant shares at an exercise price of $.73 per share, and 12,067 warrant shares at an exercise price of $.65 having been issued for October and November. Effective October 15, 2012, pursuant to a four month extension of an agreement for consulting services in investor relations and other specified matters, the Company agreed to issue to consultant, 160,000 shares of restricted common stock, vesting as to 50% on the effective date of the extension and 50% at the end of the extension. Effective October 26, 2012, pursuant to a six month agreement for consulting services in corporate finance, investor communications, financial and investor public relations and other specified matters, the Company agreed to issue to a consultant, 240,000 shares of the Company's restricted common stock, vesting ratably throughout the term of the agreement. The issuance of all such securities is or was subject to the approval of the NYSE MKT.

On August 22, 2012, the Company consummated a private placement and issued an aggregate of 700,000 Units (the “Units”) at a price of $0.57 per Unit, each Unit consisting of one share of common stock and one warrant for an aggregate consideration of $399,000. The warrants have an exercise price of the greater of (i) $0.70; or (ii) a penny above the closing price of Common stock on the date the subscription agreement is executed, expiring five years from the date of issuance and are exercisable immediately upon issuance.

On November 8, 2012, the Company consummated a private placement and issued an aggregate of 833,333 shares of restricted common stock at a purchase price of $.60 per share an aggregate consideration of $500,000.

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

Index

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

For information with respect to certain recent events involving an amendment to our Chief Executive Officer's employment agreement, see Note 16-Subsequent Events, paragraph 7 in our notes to our financial statements included elsewhere herein, which is incorporated into this Item 5 by reference.

ITEM 6.  EXHIBITS

 The exhibits to this Form 10-Q are listed in the Exhibit Index included elsewhere herein.

Index

NEOSTEM, INC.
FORM 10Q

Exhibit Index

Exhibit	Description	Reference
2.1	Equity Purchase Agreement dated as of June 18, 2012, by and among NeoStem, Inc., China Biopharmaceuticals Holdings, Inc., Fullbright Finance Limited, Suzhou Erye Economy &Trading Co., Ltd., and Suzhou Erye Pharmaceutical Co., Ltd. (1)	2.1
2.2	Amendment to Equity Purchase Agreement, dated as of August 14, 2012, by and among NeoStem, Inc., China Biopharmaceuticals Holdings, Inc., Highacheive Holdings Limited, Fullbright Finance Limited, Suzhou Erye Economy & Trading Co., Ltd. and Suzhou Erye Pharmaceutical Co., Ltd. (2)	2.1
3.1	Amended and Restated Certificated of Incorporation, as amended (as certified March 25, 2011) (3)	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on October 14, 2011 (4)	3.1
3.3	Certificate of Elimination of the Series E 7% Senior Convertible Preferred Stock of NeoStem, Inc., filed with the Secretary of State of the State of Delaware on October 25, 2012 (5)	3.1
10.1	Form of Subscription Agreement for the May-July 2012 Private Placement (6)	10.7
10.2	Form of Common Stock Purchase Warrant for the May-July Private Placement (6)	10.8
10.3	Form of New Warrant from July 2012 (6)	10.9
10.4	Form of Subscription Agreement from the August 2012 Private Placement (7)	4.6
10.5	Form of Warrant from August 2012 Private Placement (7)	4.7
10.6	Amendment dated as of August 23, 2012 to Common Stock Purchase Agreement dated as of September 28, 2011, by and between NeoStem, Inc. and Aspire Capital Fund, LLC (2)	10.1
10.7	Warrant issued to Aspire Capital Fund, LLC in August 2012 (7)	4.9
10.8	NeoStem, Inc. 2012 Employee Stock Purchase Plan (8)	Appendix A
10.9	Amended and Restated NeoStem, Inc. 2009 Equity Compensation Plan (9)	Appendix B
10.10	Form of Subscription Agreement from the October 2012 Private Placement*	10.10
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*	31.1
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*	31.2
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	32.1
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	32.2
101.INS	XBRL Instance Document***	101.INS
101.SCH	XBRL Taxonomy Extension Schema***	101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***	101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase***	101.DEF
101.LAB	XBRL Taxonomy Extension Label Linkbase***	101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***	101.PRE

Index

*	Filed herewith.
**	Furnished herewith.
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

(1)	Filed with the SEC as an exhibit, numbered as indicated above, to our Current Report on Form 8-K dated June 18, 2012, which exhibit is incorporated here by reference.
(2)	Filed with the SEC as an exhibit, numbered as indicated above, to our Current Report on Form 8-K dated August 23, 2012, which exhibit is incorporated here by reference.
(3)
Filed with the SEC as an exhibit, numbered as indicated above, to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (filed with the SEC on April 6, 2011), which exhibit is incorporated here by reference.

(4)	Filed with the SEC as an exhibit, numbered as indicated above, to our current report on Form 8-K dated October 14, 2011, which exhibit is incorporated here by reference.
(5)	Filed with the SEC as an exhibit, numbered as indicated above, to our Current Report on Form 8-K dated October 25, 2012, which exhibit is incorporated here by reference.
(6)	Filed with the SEC as an exhibit, numbered as indicated above, to our quarterly report on Form 10-Q for the quarter ended June 30, 2012, which exhibit is incorporated here by reference.
(7)	Filed with the SEC as an exhibit, numbered as indicated above, to our Registration Statement on Form S-3 (Reg. No. 333-183542), declared effective by the SEC on October 3, 2012.
(8)	Incorporated by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A filed with the SEC on September 7, 2012.
(9)	Incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed with the SEC on September 7, 2012.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOSTEM, INC. (Registrant)

By:	/s/ Robin Smith M.D.
Robin Smith M.D., Chief Executive Officer

Date:	November 13, 2012

By:	/s/ Larry A. May
Larry A. May, Chief Financial Officer

Date:	November 13, 2012

By:	/s/ Joseph Talamo
Joseph Talamo, Chief Accounting Officer

Date:	November 13, 2012