Form 10-Q
period 2013-03-31
NeoStem, Inc.
filed 2013-05-09
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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
Yes  ☐     No  ☒
193,799,542 SHARES. $.001 PAR VALUE, AS OF May 9, 2013

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

Index

All references in this Quarterly Report on Form 10-Q to “we,” “us,” the “Company” and “NeoStem” mean NeoStem, Inc., including subsidiaries and predecessors, except where it is clear that the term refers only to NeoStem, Inc. This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 11, 2013, and elsewhere in the Annual Report on Form 10-K.

Index

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$9,253,591	$13,737,452
Accounts receivable, net of allowance for doubtful accounts of $626,054 at March 31, 2013 and December 31, 2012	886,161	1,053,604
Inventory	1,541,574	1,113,025
Prepaids and other current assets	995,144	803,135
Total current assets	12,676,470	16,707,216
Property, plant and equipment, net	10,794,260	11,153,143
Goodwill	11,117,770	11,117,770
Intangible assets, net	14,329,525	14,480,827
Other assets	979,095	947,307
	$49,897,120	$54,406,263
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,191,414	$2,555,240
Accrued liabilities	1,683,066	2,284,813
Notes payable	143,404	202,558
Mortgages payable	3,395,029	3,438,475
Unearned revenues	1,815,253	1,468,341
Total current liabilities	9,228,166	9,949,427
Long-term Liabilities
Deferred income taxes	3,599,122	3,599,122
Notes payable	149,667	171,528
Derivative liabilities	90,550	101,156
Acquisition-related contingent consideration	7,550,000	7,550,000
Other long-term liabilities	275,350	214,871
Total long-term liabilities	11,664,689	11,636,677
Commitments and Contingencies
EQUITY
Stockholders' Equity
Preferred stock; authorized, 20,000,000 shares Series B convertible redeemable preferred stock liquidation value, 1 share of common stock, $.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at March 31, 2013 and December 31, 2012	100	100
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding, 170,278,731 and 163,753,653 shares, at March 31, 2013 and December 31, 2012, respectively	170,279	163,754
Additional paid-in capital	236,113,146	231,071,236
Treasury stock, at cost	(665,600)	(665,600)
Accumulated deficit	(206,192,936)	(197,392,361)
Total NeoStem, Inc. stockholders' equity	29,424,989	33,177,129
Noncontrolling interests	(420,724)	(356,970)
Total equity	29,004,265	32,820,159
	$49,897,120	$54,406,263

See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues	$2,523,912	$3,772,732
Cost of revenues	2,392,089	2,955,706
Gross profit	131,823	817,026

Research and development	3,161,326	1,947,205
Selling, general, and administrative	5,801,872	6,412,276
Operating Expenses	8,963,198	8,359,481

Operating loss	(8,831,375)	(7,542,455)

Other income (expense):
Other income, net	10,606	87,453
Interest expense	(43,560)	(524,118)
	(32,954)	(436,665)

Loss from continuing operations before provision for income taxes and noncontrolling interests	(8,864,329)	(7,979,120)
Provision for income taxes	—	—
Net loss from continuing operations	(8,864,329)	(7,979,120)
Loss from discontinued operations - net	—	(1,227,748)
Net loss	(8,864,329)	(9,206,868)

Less - loss from continuing operations attributable to noncontrolling interests	(63,754)	(101,761)
Less - income from discontinued operations attributable to noncontrolling interests	—	243,026
Net loss attributable to NeoStem, Inc.	(8,800,575)	(9,348,133)
Preferred dividends	—	(107,844)
Net loss attributable to NeoStem, Inc. common stockholders	$(8,800,575)	(9,455,977)

Amounts Attributable to NeoStem, Inc. common stockholders:
Loss from continuing operations	$(8,800,575)	$(7,877,359)
Loss from discontinued operations - net of taxes	—	(1,470,774)
Preferred dividends	—	(107,844)
Net loss attributable to NeoStem, Inc. common stockholders	$(8,800,575)	$(9,455,977)

Basic and diluted (loss) per share attributable to NeoStem, Inc. common stockholders:
Continuing operations	$(0.05)	$(0.07)
Discontinued operations	$—	(0.01)
NeoStem, Inc. common stockholders	$(0.05)	$(0.08)
Weighted average common shares outstanding	166,988,970	111,806,949

See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(8,864,329)	$(9,206,868)

Other comprehensive income (loss):
Foreign currency translation elimination on exit of segment	—	(169,993)
Foreign currency translation	—	331,841
Total other comprehensive (loss) income	—	161,848

Comprehensive loss	(8,864,329)	(9,045,020)

Comprehensive (loss) income attributable to noncontrolling interests	(63,754)	299,269

Comprehensive net loss attributable to NeoStem, Inc. common stockholders	$(8,800,575)	$(9,344,289)

See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total NeoStem, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	10,000	$100	109,329,587	$109,330	$200,858,638	$4,152,343	$(143,094,854)	$—	$62,025,557	$18,106,961	$80,132,518
Net loss	—	—	—	—	—	—	(9,348,133)	—	(9,348,133)	141,265	(9,206,868)
Foreign currency translation	—	—	—	—	—	3,843	—	—	3,843	158,004	161,847
Share-based compensation	—	—	861,004	861	2,475,805	—	—	—	2,476,666	—	2,476,666
Proceeds from issuance of common stock	—	—	18,465,404	18,465	7,672,594	—	—	—	7,691,059	—	7,691,059
Repayment of Series E Preferred Principal and Dividends	—	—	1,231,153	1,231	628,725	—	(107,844)	—	522,112	—	522,112
Balance at March 31, 2012	10,000	$100	129,887,148	$129,887	$211,635,762	$4,156,186	$(152,550,831)	$—	$63,371,104	$18,406,230	$81,777,334

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total NeoStem, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	10,000	$100	163,753,653	$163,754	$231,071,236	$—	$(197,392,361)	$(665,600)	$33,177,129	$(356,970)	$32,820,159
Net loss	—	—	—	—	—	—	(8,800,575)	—	(8,800,575)	(63,754)	(8,864,329)
Share-based compensation	—	—	1,774,917	1,775	2,216,755	—	—	—	2,218,530	—	2,218,530
Proceeds from issuance of common stock	—	—	4,542,551	4,543	2,725,720	—	—	—	2,730,263	—	2,730,263
Proceeds from warrant exercises	—	—	207,610	207	105,674	—	—	—	105,881	—	105,881
Warrant inducements	—	—	—	—	(6,239)	—	—	—	(6,239)	—	(6,239)
Balance at March 31, 2013	10,000	$100	170,278,731	$170,279	$236,113,146	$—	$(206,192,936)	$(665,600)	$29,424,989	$(420,724)	$29,004,265

See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(8,864,329)	$(9,206,868)
Loss from discontinued operations	—	1,227,748
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock, stock options and warrants issued as payment for compensation, services rendered and interest expense	2,218,530	2,476,666
Depreciation and amortization	554,954	385,095
Amortization of preferred stock discount and issuance cost	—	471,934
Changes in fair value of derivative liability	(10,606)	(87,291)
Bad debt expense	—	340,495
Changes in operating assets and liabilities, net of the effect of acquisitions:
Prepaid expenses and other current assets	(192,009)	(238,528)
Accounts receivable	167,444	(426,768)
Inventory	(428,549)	(208,378)
Unearned revenues	346,912	260,137
Other assets	(22,986)	(180,000)
Accounts payable, accrued expenses and other current liabilities	(905,094)	1,570,463
Net cash used in operating activities - continuing operations	(7,135,733)	(3,615,295)
Net cash provided by operating activities - discontinued operations	—	5,721,700
Net cash (used in) provided by operating activities	(7,135,733)	2,106,405
Cash flows from investing activities:
Acquisition of property and equipment	(53,571)	(131,975)
Net cash used in investing activities - continuing operations	(53,571)	(131,975)
Net cash provided by investing activities - discontinued operations	—	21,904
Net cash used in investing activities	(53,571)	(110,071)
Cash flows from financing activities:
Net proceeds from exercise of warrants	105,881	—
Net proceeds from issuance of capital stock	2,730,262	7,691,059
Repayment of mortgage loan	(43,446)	(52,988)
Proceeds from notes payable	—	223,433
Repayment of notes payable	(81,015)	(66,333)
Repayment of preferred stock	—	(575,000)
Payment for warrant inducement	(6,239)	—
Net cash provided by financing activities - continuing operations	2,705,443	7,220,171
Net cash used in financing activities - discontinued operations	—	(34,673)
Net cash provided by financing activities	2,705,443	7,185,498
Impact of changes of foreign exchange rates	—	(52,590)
Net (decrease) increase in cash and cash equivalents	(4,483,861)	9,129,242
Cash and cash equivalents at beginning of period	13,737,452	12,642,147
Cash and cash equivalents at end of period	9,253,591	21,771,389
Less cash and cash equivalents of discontinued operations at end of period	—	14,766,629
Cash and cash equivalents of continuing operations at end of period	$9,253,591	$7,004,760

Index

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$95,700	$620,000
Taxes	—	286,100
Supplemental Schedule of non-cash investing activities:
Capitalized interest	—	55,400
Supplemental schedule of non-cash financing activities
Common stock issued pursuant to the redemption of Convertible Redeemable Series E 7% Preferred Stock	—	525,800
Common stock issued in payment of dividends for the Convertible Redeemable Series E 7% Preferred Stock	—	104,200

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

Our wholly-owned subsidiary, Amorcyte, LLC (“Amorcyte”), which we acquired in October 2011, is developing our own cell therapy, AMR-001, for the treatment of cardiovascular disease. AMR-001 represents our most clinically advanced therapeutic product candidate and enrollment for our Phase 2 PreSERVE clinical trial to investigate AMR-001's safety and efficacy in preserving heart function after a heart attack in a particular type of post Acute Myocardial Infarction (“AMI”) patients commenced in 2012. We are on track to complete enrollment for this study in 2013 with the first data readout available six to eight months after the last patient is enrolled. If approved by the U.S. Food and Drug Administration ("FDA") and/or other worldwide regulatory agencies, AMR-001 would address a significant unmet medical need in the treatment of AMI, potentially improving the quality and longevity of life for those afflicted, and position the Company to capture a meaningful share of the worldwide AMI market.

Through our majority-owned subsidiary, Athelos Corporation (“Athelos”), we are collaborating with Becton-Dickinson in early stage clinical development of a therapy utilizing T-cells, collaborating for autoimmune and inflammatory conditions. We plan to investigate the clinical feasibility of nTreg-based therapeutics to prevent and/or treat type 1 diabetes, graft vs. host disease, steroid resistant asthma, lupus, multiple sclerosis and solid organ transplant rejection.

Our pre-clinical assets include our VSEL TM (Very Small Embryonic Like) Technology platform for which we expect to file an IND with the FDA to initiate a National Institute of Health ("NIH") funded human clinical study treating periodontitis with VSELsTM. We are also working on a Department of Defense funded study of VSELsTM and mesenchymal stem cells for the treatment of chronic wounds.

NeoStem's origins are in adult stem cell collection and storage and we believe that as new therapeutics are developed utilizing one's own stored cells (autologous), the market penetration rate for the collection and storage business may rise sharply from its current low single digits percentage level allowing our developing a network to scale rapidly if the demand grows.

In 2011, we operated our business in three reportable segments: (i) Cell Therapy — United States; (ii) Regenerative Medicine — China; and (iii) Pharmaceutical Manufacturing — China. In 2012, we exited our operations in China. Effective March 31, 2012, we no longer operated in the Regenerative Medicine – China reportable segment, which was reported in discontinued operations in 2012 (see Note 14). On November 13, 2012, we completed the sale of our 51% interest in Suzhou Erye, which represented the operations in our Pharmaceutical Manufacturing - China segment, and is also reported in discontinued

Index

operations (see Note 14). As a result, we currently operate in a single reporting segment - Cell Therapy, which will focus on CDMO and cell therapy development programs.

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2013 and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2012 and 2011 included in our Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of NeoStem, Inc. and its wholly owned and partially owned subsidiaries and affiliates as listed below, as well as the operations of our former Regenerative Medicine - China segment through the deconsolidation date on March 31, 2012 (see Note 14), and the operations of our former Pharmaceutical Manufacturing - China reporting segment through November 13, 2012, representing the date which the segment was sold (see Note 14). These former segments are reported in discontinued operations.

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

Note 2 – Summary of Significant Accounting Policies

In addition to the policies below, our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. There were no changes during the three months ended March 31, 2013.

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

Index

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

Clinical Services Reimbursements: The Company separately charges the customers for the expenses associated with certain consumable resources (reimbursable expenses) that are specified in each clinical services contract. On a monthly basis, the Company bills customers for reimbursable expenses and immediately recognizes these billings as revenue, as the revenue is deemed earned as reimbursable expenses are incurred. For the three months ended March 31, 2013 and 2012, clinical services reimbursements were $0.4 million and $1.1 million, respectively.

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

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU No. 2013-02”). ASU No. 2013-02 provides guidance for the reporting of amounts reclassified out of accumulated other comprehensive income ("AOCI"). The guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements; however, it requires an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted this guidance as of January 1, 2013, on a prospective basis. This adoption of the provisions of ASU No. 2013-02 is not expected to have a material impact on the Company's financial statements.

In March 2013, the FASB issued Accounting Standards Update No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU No. 2013-05"). ASU No. 2013-05 requires an entity that ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU No. 2013-05 is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted and is to be applied prospectively. The adoption of the provisions of ASU No. 2013-05 is not expected to have a material impact on the Company's financial statements.

Note 3 – Cash and Cash Equivalents

As of March 31, 2013 and December 31, 2012, the Company had cash and cash equivalents of approximately $9.3 million and $13.7 million, respectively, including bank deposits of approximately $0.6 million and $0.8 million, respectively, covered by the Federal Deposit Insurance Corporation.

Note 4 – Inventories

Inventories, representing work in process for costs incurred on projects at PCT that have not been completed, were $1.5 million and $1.1 million as of March 31, 2013 and December 31, 2012, respectively. The Company also has deferred revenue of approximately $1.6 million and $1.2 million of billings received as of March 31, 2013 and December 31, 2012, respectively, related to these contracts.

Note 5 – Loss Per Share

Index

For the three months ended March 31, 2013 and 2012, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of loss per share. At March 31, 2013 and 2012, the Company excluded the following potentially dilutive securities:

	March 31,
	2013	2012
Stock Options	26,311,813	21,402,957
Warrants	55,010,546	52,695,366
Series E Preferred Stock, Common stock equivalents	—	4,034,536
Restricted Shares	355,000	401,167

Note 6 – Fair Value Measurements

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

The Company determined the fair value of the embedded derivative liabilities and warrant derivative liabilities to be level 3 inputs. These inputs require material subjectivity because value is derived through the use of a lattice model that values the derivatives based on probability weighted discounted cash flows. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013, and December 31, 2012 (in thousands):

	March 31, 2013
	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Warrant derivative liabilities	$—	$—	$90.6
Contingent consideration	—	—	7,550.0

	December 31, 2012
	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Warrant derivative liabilities	$—	$—	$101.2
Contingent consideration	—	—	7,550.0

Contingent consideration was recognized on October 17, 2011 in connection with the Company's acquisition of Amorcyte. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on our own assumptions and experience. The value of our contingent consideration was initially calculated using a discount rate of 30%. We base the timing to complete the development and approval of this product on the current development stage of the product and the inherent

Index

difficulties and uncertainties in developing a product candidate, such as obtaining U.S. Food and Drug Administration (FDA) and other regulatory approvals. In determining the probability of regulatory approval and commercial success, we utilize data regarding similar milestone events from several sources, including industry studies and our own experience. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense we record in any given period. Changes in the fair value of the contingent consideration obligations are recorded in our consolidated statement of operations. There were no changes in contingent consideration fair value during the three months ended March 31, 2013 and 2012, respectively.

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the three months ended March 31, 2013 by type of instrument (in thousands):

	Three Months Ended
	March 31, 2013
	Warrants	Contingent Consideration
Beginning liability balance	$101.2	$7,550.0
Change in fair value recorded in earnings	(10.6)	—
Ending liability balance	$90.6	$7,550.0

Some of the Company’s financial instruments are not measured at fair value on a recurring basis, but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, accounts receivable, accounts payable and notes payable.

Note 7 – Goodwill and Other Intangible Assets

The Company's goodwill was $11.1 million as of March 31, 2013 and December 31, 2012.

The Company's intangible assets and related accumulated amortization as of March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

		March 31, 2013			December 31, 2012
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	10 years	$1,000.0	$(220.1)	$779.9	$1,000.0	$(195.1)	$804.9
Manufacturing technology	10 years	3,900.0	(858.4)	3,041.6	3,900.0	(760.9)	3,139.1
Tradename	10 years	800.0	(176.1)	623.9	800.0	(156.1)	643.9
In process R&D	Indefinite	9,400.0	—	9,400.0	9,400.0	—	9,400.0
VSEL patent rights	19 years	669.0	(184.9)	484.1	669.0	(176.1)	492.9
Total Intangible Assets		$15,769.0	$(1,439.5)	$14,329.5	$15,769.0	$(1,288.2)	$14,480.8

Total intangible amortization expense was classified in the operating expense categories for the periods included below as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of revenue	$97.5	$97.5
Research and development	8.8	8.8
Selling, general and administrative	45.0	45.0
Total	$151.3	$151.3

Index

Estimated intangible amortization expense on an annual basis for the succeeding five years is as follow (in thousands):

2013	$453.9
2014	605.2
2015	605.2
2016	605.2
2017	605.2
Thereafter	11,454.8
$14,329.5

Note 8 – Accrued Liabilities

Accrued liabilities were as follows (in thousands):

	March 31, 2013	December 31, 2012
Salaries, employee benefits and related taxes	$838.7	$1,597.2
Professional fees	260.1	606.6
Other	584.3	81.0
	$1,683.1	$2,284.8

Note 9 – Debt

Notes Payable

As of March 31, 2013 and December 31, 2012, the Company had notes payable of approximately $0.3 million and $0.4 million, respectively. The notes relate to certain insurance policies and equipment financings, require monthly payments, and mature within one to three years.

Mortgages Payable

On October 31, 2007, PCT issued a note to borrow $3.1 million (the “Note”) in connection with its $3.8 million purchase of condominium units in an existing building in Allendale, New Jersey (the “Property”) that PCT uses as a laboratory and stem cell processing facility. The Note is payable in 239 consecutive monthly payments of principal and interest, based on a 20 year amortization schedule; and one final payment of all outstanding principal plus accrued interest then due. The current monthly installment is $20,766, which includes interest at an initial rate of 5.00%; the interest rate and monthly installments payments are subject to adjustment on October 1, 2017. On that date, upon prior written notice, the lender has the option to declare the entire outstanding principal balance, together with all outstanding interest, due and payable in full. The Note is secured by substantially all of the assets of PCT, including a first mortgage on the Property and assignment of an amount approximately equal to eighteen months debt service held in escrow. The Note matures on October 1, 2027 if not called by the lender on October 1, 2017. The note is subject to certain debt service coverage and total debt to tangible net worth financial covenant ratios measured semi-annually. PCT was not in compliance with such covenants at the measurement date of December 31, 2011, June 30, 2012, and December 31, 2012, and obtained a covenant waiver letter from the lender for each period. The outstanding balance was approximately $2.6 million at March 31, 2013, and $2.6 million at December 31, 2012, respectively, of which $0.1 million is payable within twelve months as of March 31, 2013. The mortgage is classified as a current liability.

On December 6, 2010 PCT Allendale, a wholly-owned subsidiary of PCT, entered into a note for a second mortgage in the amount of $1 million on the Allendale Property with TD Bank, N.A. This loan is guaranteed by PCT, DomaniCell (a wholly-owned subsidiary of PCT, now known as NeoStem Family Storage, LLC), Northern New Jersey Cancer Associates (“NNJCA”) and certain partners of NNJCA and is subject to an annual financial covenant starting December 31, 2011. PCT was not in compliance with such covenants at the measurement date of December 31, 2012 and 2011, respectively, and obtained a covenant waiver letter from the lender for each period. The loan is for 124 months at a fixed rate of 6% for the first 64 months. The loan is callable for a certain period prior to the interest reset date. The outstanding balance was approximately $0.8 million at March 31, 2013, and $0.8 million at December 31, 2012, respectively, of which $0.1 million is payable within twelve months as of March 31, 2013. The mortgage is classified as a current liability.

Index

Note 10 – Preferred Stock

Convertible Redeemable Series E 7% Preferred Stock

On November 19, 2010, the Company sold 10,582,011 Preferred Offering Units consisting of (i) one share (“Preferred Share”) of Series E 7% Senior Convertible Preferred Stock (the “Series E Preferred Stock”), par value $0.01 per share, of the Company, (ii) a warrant to purchase 0.25 of a share of Common Stock (consisting of at issuance an aggregate of 1,322,486 warrants, adjusted to an aggregate of 1,769,588 as of March 31, 2013); and (iii) 0.0155 of a share of Common Stock (an aggregate of 164,418 common shares). Each Preferred Offering Unit was priced at $0.945 and total gross and net proceeds received by the Company were $10.0 million and $8.9 million, respectively.

Monthly dividend and principal payments began on March 21, 2011, and continued on the 19th of each month thereafter with the final payment due on May 20, 2013. On October 25, 2012, the Company completed the redemption of all 2,351,558 outstanding shares of its Series E Preferred Stock, for an aggregate cash redemption price of approximately $3.4 million, $2.5 million of which was funded by money placed into escrow when the Series E Preferred stock was issued in November 2010. The cash redemption included the repayment of $3.1 million outstanding principal, an additional early redemption premium of $0.2 million, which was in dividends, and $36,000 of accrued interest.

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

The characteristics of the Series E Preferred Stock require that this instrument be treated as mezzanine equity. The Company bifurcated the fair value of the embedded conversion options and redemption options from the preferred stock since the conversion options and certain redemption options were determined to not be clearly and closely related to the Series E Preferred Stock and recorded the fair value of the embedded conversion and redemption options as long-term derivative liabilities. The Company also recorded the fair value of the warrants as a long-term derivative liability. The fair values of the warrant derivatives as of March 31, 2013 and December 31, 2012 were $90,600 and $101,200, respectively. The Company reports changes in the fair value of the embedded derivatives and warrant derivative in earnings within other income (expense), net (see Note 6).

Note 11 – Shareholders' Equity

Equity Issuances

In September 2011, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provides that, subject to certain terms and conditions, Aspire Capital is committed to purchase up to an aggregate of $20.0 million worth of shares of the Company’s common stock over the 24-month term of the Purchase Agreement. At the Company’s discretion, it may present Aspire Capital with purchase notices under the Purchase Agreement from time to time, to purchase the Company’s Common Stock, provided certain price and other requirements are met. The purchase price for the shares of stock will be based upon one of two formulas set forth in the Purchase Agreement depending on the type of purchase notice we submit to Aspire Capital from time to time, and will be based on market prices of the Company’s common stock (in the case of regular purchases) or a discount of 5% applied to volume weighted average prices (in the case of VWAP purchases), in each case as determined by parameters defined in the agreement. The Company and Aspire Capital shall not effect any sales under the Purchase Agreement on any date where the closing sales price is less than 75% of the closing sales price on the business day immediately preceding the date of the Purchase Agreement. The Company’s net proceeds will depend on the purchase price and the frequency of the Company’s sales of shares to Aspire Capital; provided, however, that the maximum aggregate proceeds from sales of shares is$20.0 million. The Company’s delivery of purchase notices will be made subject to market conditions, in light of the Company’s capital needs from time to time and under the limitations contained in the Purchase Agreement. As consideration for entering into the Purchase Agreement, effective September 30, 2011, we issued 990,099 shares of our Common Stock to Aspire Capital (the “Commitment Shares”). The issuance of shares of common stock to Aspire Capital pursuant to the Purchase Agreement, including the Commitment Shares, and the sale of those shares from time to time by Aspire Capital to the public, are covered by an effective shelf registration statement on Form S-3.

In August 2012, the Company and Aspire entered into an amendment to the Purchase Agreement dated September 28, 2011, providing for an extension of the 24-month term of the Purchase Agreement until September 30, 2015. Pursuant to the amendment,

Index

we agreed to issue to Aspire a five-year warrant to purchase up to 1,612,903 shares of our common stock at an exercise price of $0.60 per share (the closing price of our common stock on the date the amendment was executed).

In the first quarter of 2013, the Company issued 4.5 million shares of Common Stock under the provisions of its equity line of credit with Aspire for gross proceeds of approximately $2.8 million. As of March 31, 2013, the remaining amount available to the Company under the Purchase Agreement was $13.9 million.

 Warrant Exercises

To raise capital on terms that we deemed favorable, during the three months ended March 31, 2013, the Board authorized certain inducements to warrant holders to exercise outstanding common stock purchase warrants significantly before their expiration dates. The Company determined in each instance that such inducements were modifications of equity instruments, and an incremental fair value of the inducement was determined using the Black-Scholes option pricing model.

During the three months ended ended March 31, 2013, warrant holders exercised an aggregate of 207,610 warrants at an exercise price of 0.51 per share for gross proceeds of approximately $0.1 million. As an inducement to exercise, we paid certain warrant holders $0.03 per share upon each exercise. The incremental fair value of the inducement recorded was $0.
Stock Options and Warrants

The following table summarizes the activity for stock options and warrants for the three months ended March 31, 2013:

	Stock Options		Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	21,686,680	$1.29	55,287,611	$1.57

Changes during the Year:
Granted	4,860,331	0.62	50,545	0.83
Exercised	—	—	(207,610)	0.51
Forfeited	(185,198)	0.66	—	—
Expired	(50,000)	1.28	(120,000)	4.12
Outstanding at March 31, 2013	26,311,813	$1.17	55,010,546	$1.56

During the three months ended March 31, 2013 and 2012, the Company issued warrants for services as follows ($ in thousands, except share data):

	Three Months Ended March 31,
	2013	2012
Number of Common Stock Purchase Warrants Issued	39,128	125,000
Value of Common Stock Purchase Warrants Issued	$14.9	$50.6

Restricted Stock

During the three months ended March 31, 2013 and 2012, the Company issued restricted stock for services as follows ($ in thousands, except share data):

	Three Months Ended March 31,
	2013	2012
Number of Restricted Stock Issued	1,774,917	189,814
Value of Restricted Stock Issued	$1,127.9	$91.2

Index

The weighted average estimated fair value of restricted stock issued for services in the three months ended March 31, 2013 and 2012 was $0.64 and $0.48 per share, respectively. The fair value of the restricted stock was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock issuances are generally within one year.

Note 12 – Share-Based Compensation

Share-based Compensation

We utilize share-based compensation in the form of stock options, warrants and restricted stock.  The following table summarizes the components of share-based compensation expense for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of goods sold	$86.4	$92.0
Research and development	217.4	161.3
Selling, general and administrative	1,914.7	2,223.4
Total share-based compensation expense	$2,218.5	$2,476.7

Total compensation cost related to nonvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at March 31, 2013 were as follows (dollars in thousands):

	Stock Options	Warrants	Restricted Stock
Unrecognized compensation cost	$1,646.7	$9.6	$160.5
Expected weighted-average period in years of compensation cost to be recognized	1.31	0.29	0.25

Total fair value of shares vested and the weighted average estimated fair values of shares grant for the three months ended March 31, 2013 and 2012 were as follows (dollars in thousands):

	Stock Options		Warrants
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
Total fair value of shares vested	$1,305.0	$1,650.3	$43.8	$17.8
Weighted average estimated fair value of shares granted	0.47	0.36	0.38	0.41

Note 13 – Income Taxes

The Tax Reform Act of 1986 enacted a complex set of rules limiting the utilization of net operating loss carryforwards (“NOL”) to offset future taxable income following a corporate ownership change. The Company’s ability to utilize its NOL carryforwards is limited following a change in ownership in excess of fifty percentage points during any three-year period.

Since the year 2000, the Company has had several changes in ownership which has resulted in a limitation on the Company’s ability to apply net operating losses to future taxable income. As of December 31, 2012, the Company has lost $26.0 million or $8.8 million in tax benefits, of net operating losses applicable to Federal income taxes which expired due to these limitations and expiration of net operating loss carryforwards. At December 31, 2012, the Company had net operating loss carryforwards of approximately $69.7 million applicable to future Federal income taxes. The tax loss carryforwards are subject to annual limitations and expire at various dates through 2030. The Company has recorded a full valuation allowance against its net deferred tax asset because it is more likely than not that such deferred tax assets will not be realized.

As of March 31, 2013, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial

Index

statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

Note 14 – Discontinued Operations

Regenerative Medicine - China segment

In 2009, the Company operated its Regenerative Medicine-China business in the People’s Republic of China (“China” or “PRC”) through its subsidiary, a wholly foreign owned entity (“WFOE”) and entered into contractual arrangements with certain variable interest entities (“VIEs”). Foreign companies have commonly used VIE structures to operate in the PRC, and while such structures are not uncommon, they had drawn greater scrutiny from the local Chinese business community in the PRC who have urged the PRC State Council to clamp down on these structures. In addition, in December 2011, China’s Ministry of Health announced its intention to more tightly regulate stem cell clinical trials and stem cell therapeutic treatments in the PRC, which created uncertainty regarding the ultimate regulatory environment in the PRC. Accordingly, the Company took steps to restrict, and ultimately eliminate, its regenerative medicine business in the PRC. As a result of these steps, the Company has discontinued its operations in its Regenerative Medicine-China business. The Company has determined that any liability arising from the activities of the WFOE and the VIEs will likely be limited to the net assets currently held by each entity. As of March 31, 2012, the Company recognized the following loss on exit of the Regenerative Medicine-China business (in thousands):

Cash	$195.1
Prepaid expenses and other current assets	14.9
Property, plant and equipment, net	1,023.7
Other Assets	330.5
Accounts payable	(177.1)
Accrued liabilities	(79.2)
Accumulated comprehensive income	(169.9)
Loss on exit of segment	$1,138.0

The operations and cash flows of the Regenerative Medicine - China business were eliminated from ongoing operations as a result of our exit decision, and the Company will not have continuing involvement in this business going forward. The operating results of the Regenerative Medicine – China business for the three months ended March 31, 2012, which are included in discontinued operations, were as follows (in thousands):

Three Months Ended March 31, 2012
Revenue	$52.3
Cost of revenues	(30.6)
Research and development	(103.3)
Selling, general, and administrative	(497.3)
Other income (expense)	(6.8)
Loss on exit of segment	(1,138.0)
Loss from discontinued operations	$(1,723.7)

Pharmaceutical Manufacturing - China segment

On November 13, 2012, the Company completed the divestiture (the “Erye Sale”) of our 51% interest (the “Erye Interest”) in Suzhou Erye Pharmaceuticals Company Ltd., a Sino-foreign equity joint venture with limited liability organized under the laws of the PRC primarily engaged in the manufacture of generic antibiotics (“Erye”), to Suzhou Erye Economy & Trading Co., Ltd., a limited liability company organized under the laws of the PRC (“EET”), and Highacheive Holdings Limited, a limited liability company organized under the laws of the British Virgin Islands (“Highacheive” and together with EET, each a “Purchaser” and collectively the “Purchasers”). The Erye Sale was consummated pursuant to the terms and conditions of the Equity Purchase

Index

Agreement, dated as of June 18, 2012 (as amended, the “Equity Purchase Agreement”), by and among our Company, China Biopharmaceuticals Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of NeoStem (“CBH”), EET, Highacheive, Fullbright Finance Limited, a limited liability company organized under the laws of the British Virgin Islands (“Fullbright”), and Erye. Pursuant to the Equity Purchase Agreement, the aggregate purchase price paid to the Company by the Purchasers for the Erye Interest consisted of (i) approximately $12.3 million in cash, (ii) the return to the Company of 1,040,000 shares of NeoStem common stock and (iii) the cancellation of 1,170,000 options and 640,000 warrants to purchase our common stock. The fair value of the shares was based on the Company's closing price on the date of sale, and was recorded as Treasury Stock in our balance sheet. The fair values of the canceled options and warrants were based on the Black-Scholes values on the date of sale, and were recorded against Additional Paid in Capital in the accompanying balance sheet.  The Company recognized the following loss on the date of sale of its 51% interest in Erye on November 13, 2012 (in thousands):

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
$(27,216.7)

Loss on exit of segment	$(3,416.4)

The operations and cash flows of the Pharmaceutical Manufacturing - China business were eliminated from ongoing operations with the sale of the Company's 51% interest in Erye. The operating results of the Pharmaceutical Manufacturing - China business for the three months ended March 31, 2012 were as follows (in thousands):

Three Months Ended March 31, 2012
Revenue	$18,284.0
Cost of revenues	(13,365.8)
Research and development	(767.4)
Selling, general, and administrative	(3,040.0)
Other expense	(492.6)
Provision for income taxes	(122.3)
Asset impairments	—
Loss on sale of segment	—
Loss from discontinued operations	$495.9

Note 15 – Related Party Transactions

Index

On November 13, 2012, we and our subsidiary, CBH, sold our 51% ownership interest in Erye to Fullbright and EET (see Note 14). EET was prior to the sale the holder of the minority 49% ownership interest in Erye, and was a party along with our subsidiary CBH to the Joint Venture Agreement which had governed the ownership of the respective interests in Erye. Fullbright is an affiliate of EET. Mr. Shi Mingsheng (a former member of our Board of Directors, and Chairman of the Board of Erye) and Madam Zhang Jian (the General Manager of Erye, and formerly our Vice President of Pharmaceutical Operations) are the principal equity holders of each of EET and Fullbright. Fullbright assigned all its rights and obligations under the Equity Purchase Agreement (except for its obligations in respect of the return of certain NeoStem securities held by it as part of the purchase price, and its obligations in respect of closing deliverables) to Highacheive Holdings Limited, a limited liability company organized under the laws of the British Virgin Islands and an affiliate of Fullbright (“Highacheive”). As a result of the assignment, the Purchasers of our Erye Interest were EET and Highacheive.

Note 16 – Commitments and Contingencies

Lease Commitments

The Company leases offices, of which certain have escalation clauses and renewal options, and also leases equipment under certain noncancelable operating leases that expire from time to time through 2017.

A summary of future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year as of March 31, 2013 are as follows (in thousands):

Years ended	Operating Leases
2013	$852.2
2014	878.8
2015	713.7
2016	563.9
2017	293.2
Total minimum lease payments	$3,301.8

Expense incurred under operating leases was approximately $0.3 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively.

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

Index

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

Note 17 – Subsequent Events

On April 29, 2013, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (“Aegis”), providing for the offer and sale in a firm commitment underwritten public offering (the “Offering”) of 20,000,000 shares of the Company's common stock, par value $0.001 per share at a public offering price of $0.50 per share.  Between April 30, 2013 and May 1, 2013, the underwriter exercised its entire over-allotment option of 3,000,000 shares in accordance with the Underwriting Agreement. The Company received gross proceeds of $11.5 million, before deducting underwriting discounts and commissions and offering expenses payable by the Company. The Offering closed on May 3, 2013.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” herein and under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2012.

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

Our wholly-owned subsidiary, Amorcyte, LLC (“Amorcyte”), which we acquired in October 2011, is developing our own cell therapy, AMR-001, for the treatment of cardiovascular disease. AMR-001 represents our most clinically advanced therapeutic product candidate and enrollment for our Phase 2 PreSERVE clinical trial to investigate AMR-001's safety and efficacy in preserving heart function after a heart attack in a particular type of post Acute Myocardial Infarction (“AMI”) patients commenced in 2012. We are on track to complete enrollment for this study in 2013 with the first data readout available six to eight months after the last patient is enrolled. If approved by the U.S. Food and Drug Administration ("FDA") and/or other worldwide regulatory agencies, AMR-001 would address a significant unmet medical need in the treatment of AMI, potentially improving the quality and longevity of life for those afflicted, and position the Company to capture a meaningful share of the worldwide AMI market.

Through our majority-owned subsidiary, Athelos Corporation (“Athelos”), we are collaborating with Becton-Dickinson in early stage clinical development of a therapy utilizing T-cells, collaborating for autoimmune and inflammatory conditions, including but not limited to, graft vs. host disease, type 1 diabetes, steroid resistant asthma, lupus, multiple sclerosis and solid organ transplant rejection. We plan to investigate the clinical feasibility of nTreg-based therapeutics to prevent and/or treat type 1 diabetes, graft vs. host disease, steroid resistant asthma, lupus, multiple sclerosis and solid organ transplant rejection.

Our pre-clinical assets include our VSEL TM (Very Small Embryonic Like) Technology platform for which we expect to file an IND with the FDA to initiate an National Institutes of Health ("NIH") funded human clinical studies treating periodontitis with VSELsTM. We are also working on a Department of Defense funded study of VSELsTM and mesenchymal stem cells for the treatment of chronic wounds.

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

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net loss for the three months ended March 31, 2013 was approximately $8.9 million compared to $9.2 million for the three months ended March 31, 2012. Our net losses from continuing operations for the three months ended March 31, 2013 and 2012 were approximately $8.9 million and $8.0 million, respectively. The net losses from discontinued operations - net for the three months ended ended March 31, 2012 were approximately $1.2 million, representing the operations of our former Regenerative Medicine – China segment which was deconsolidated in the first quarter of 2012, and the operations of our former Pharmaceutical Manufacturing - China segment, which related to our 51% interest in Suzhou Erye, which was sold in the fourth quarter of 2012.

Revenues

For the three months ended March 31, 2013, total revenues were approximately $2.5 million compared to $3.8 million for the three months ended March 31, 2012, representing a decrease of $1.2 million, or 33%. Revenues were comprised of the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Clinical Services	$1,365.6	$2,025.7
Clinical Services Reimbursables	362.8	1,106.9
Processing and Storage Services	795.5	633.9
Other	—	6.2
	$2,523.9	$3,772.7

•
Clinical Services, representing process development and clinical manufacturing services provided at PCT to its various clients, were approximately $1.4 million for the three months ended March 31, 2013 compared to $2.0 million for the three months ended March 31, 2012, representing a decrease of approximately $0.7 million or 33%. The decrease in clinical services revenue is primarily due to the completion of existing third party contracts during 2012. The revenue decrease was also impacted by a $0.3 million increase in deferred revenue as of March 31, 2013 compared to December 31, 2012, related to ongoing clinical service contracts that had not met revenue recognition completion criteria. In accordance with our revenue recognition policy, revenue is recognized upon contract completion for certain clinical service contracts.  In the three months ended March 31, 2013, the Company also directed increased process development and clinical manufacturing efforts to its AMR-001 phase 2 clinical trial, which was initiated in 2012, and other internal research and development programs.

•
Clinical Services Reimbursables, representing reimbursement of expenses for certain consumables incurred on behalf of our clinical service revenue clients, were approximately $0.4 million for the three months ended March 31, 2013 compared to $1.1 million for the three months ended March 31, 2012, representing a decrease of approximately $0.7 million or 67%. Our reimbursable revenue decreased as a result of decreased third party manufacturing and process development activity in the current period, as well as changes in contractual terms with certain clients that shifted clinical service expense reimbursables to a fully absorbed billing rate. Generally our terms for billing reimbursable expenses do not call for any

Index

significant mark up in the acquisition cost of such consumables and as a result the impact of changes in this revenue category has little or no impact on our net loss.

•
Processing and Storage Services, representing revenues from our oncology, cord blood, and adult stem cell banking activities, were approximately $0.8 million for the three months ended March 31, 2013 compared to $0.6 million for the three months ended March 31, 2012, representing an increase of approximately $0.2 million or 25%. The increase is primarily attributable to increased revenue from our oncology stem cell processing service.

Cost of Revenues

For the three months ended March 31, 2013, total cost of revenues were approximately $2.4 million compared to $3.0 million for the three months ended March 31, 2012, representing a decrease of $0.6 million or 19%. Overall, gross profit for the three months ended March 31, 2013 was $0.1 million or 5% of 2013 revenues, compared to gross profit for the three months ended March 31, 2012 of $0.8 million or 22% or 2012 revenues. The gross profit percentage decrease was due to lower overall third party revenue in the current period, creating excess capacity and lower efficiency in the usage of our clinical manufacturing facilities, which were partially offset by lower levels of clinical services reimbursables revenues that have little or no attributable margin. Gross profit percentages generally will increase as clinical service revenue increases, and will fluctuate in each period due to the mix of service and reimbursable revenues and costs, as well as the timing of our revenue recognition under our clinical services revenue recognition policy.

Operating Expenses

For the three months ended March 31, 2013 operating expenses totaled $9.0 million compared to $8.4 million for the three months ended March 31, 2012, representing an increase of $0.6 million or 7%. Operating expenses were comprised of the following:

•
Research and development expenses were approximately $3.2 million for the three months ended March 31, 2013 compared to $1.9 million for the three months ended March 31, 2012, representing an increase of approximately $1.3 million, or 62%. Research and development expenses increased by approximately $1.4 million three months ended March 31, 2013, due to the initiation in January 2012 of our Phase 2 clinical trial for AMR-001 . This increase was partially offset by reduced internal research activities following the closing of our research facility in Cambridge, Massachusetts in 2012 and the relocation of research activities to our PCT facilities. Equity-based compensation included in research and development expenses for the three months ended March 31, 2013 and March 31, 2012 were approximately $0.2 million in each period, respectively.

•
Selling, general and administrative expenses were approximately $5.8 million for the three months ended March 31, 2013 compared to $6.4 million for the three months ended March 31, 2012, representing a decrease of approximately $0.6 million, or 10%. Equity-based compensation included in selling, general and administrative expenses for the three months ended March 31, 2013 was approximately $1.9 million, compared to approximately $2.2 million for the three months ended March 31, 2012, representing a decrease of $0.3 million. General and administrative expenses decreased approximately $0.1 million, primarily due to lower overall professional fees. Selling expenses also decreased $0.2 million compared to the prior year period.

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

Other Income (Expense)

Other expense, net for the three months ended March 31, 2013 and March 31, 2012 were approximately $11,000 and $87,000, respectively, and primarily relates to the revaluation of derivative liabilities that have been established in connection with the Convertible Redeemable Series E Preferred Stock and the warrants issued in connection therewith.

For the three months ended March 31, 2013 interest expense was $44,000 compared with $524,000 for the three months ended March 31, 2012. Interest expense in the prior year period was primarily due to the amortization of debt discount related to the Series E Preferred Stock. The Series E Preferred Stock was fully redeemed in October 2012.

Index

Discontinued Operations

Regenerative Medicine - China segment

In 2009, we operated our Regenerative Medicine-China business in the People’s Republic of China (“China” or “PRC”) through our subsidiary, a wholly foreign owned entity (“WFOE”) and entered into contractual arrangements with certain variable interest entities (“VIEs”). Foreign companies have commonly used VIE structures to operate in the PRC, and while such structures are not uncommon, they had drawn greater scrutiny from the local Chinese business community in the PRC who have urged the PRC State Council to restrict the use of these structures. In addition, in December 2011, China’s Ministry of Health announced its intention to more tightly regulate stem cell clinical trials and stem cell therapeutic treatments in the PRC, which created uncertainty regarding the ultimate regulatory environment in the PRC. Accordingly, we took steps to restrict, and ultimately eliminate our regenerative medicine business in the PRC. As a result of these steps, we have discontinued our operations in our Regenerative Medicine-China business. We have determined that any liability arising from the activities of the WFOE and the VIEs will likely be limited to the net assets currently held by each entity.

The operations and cash flows for the Regenerative Medicine - China business for the three months ended March 31, 2012 were reported in discontinued operations. For the three months ended March 31, 2012, the loss from discontinued operations was $1.7 million, and included a $1.1 million loss on exit of segment.

Pharmaceutical Manufacturing - China segment

On November 13, 2012, we completed the divestiture (the “Erye Sale”) of our 51% interest (the “Erye Interest”) in Suzhou Erye Pharmaceuticals Company Ltd., a Sino-foreign equity joint venture with limited liability organized under the laws of the PRC primarily engaged in the manufacture of generic antibiotics (“Erye”), to Suzhou Erye Economy & Trading Co., Ltd., a limited liability company organized under the laws of the PRC (“EET”), and Highacheive Holdings Limited, a limited liability company organized under the laws of the British Virgin Islands (“Highacheive” and together with EET, each a “Purchaser” and collectively the “Purchasers”). The Erye Sale was consummated pursuant to the terms and conditions of the Equity Purchase Agreement, dated as of June 18, 2012 (as amended, the “Equity Purchase Agreement”), by and among NeoStem, China Biopharmaceuticals Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of NeoStem (“CBH”), EET, Highacheive, Fullbright Finance Limited, a limited liability company organized under the laws of the British Virgin Islands (“Fullbright”), and Erye. Pursuant to the Equity Purchase Agreement, the aggregate purchase price paid to us by the Purchasers for the Erye Interest consisted of (i) $12.3 million in cash, (ii) the return to us of 1,040,000 shares of NeoStem common stock and (iii) the cancellation of 1,170,000 options and 640,000 warrants to purchase our common stock. The fair value of the shares was based on our closing price on the date of sale, and was recorded as Treasury Stock in our balance sheet. The fair values of the canceled options and warrants were based on the Black-Scholes values on the date of sale, and were recorded against Additional Paid in Capital in the accompanying balance sheet.  This transaction resulted in a loss on exit of segment of $3.4 million.

The operations and cash flows of the Pharmaceutical Manufacturing - China business were eliminated from ongoing operations with the sale of the Company's 51% interest in Erye. The operating results of the Pharmaceutical Manufacturing - China business for the three months ended March 31, 2012 were classified as discontinued operations. For the three months ended March 31, 2012, net income from discontinued operations were $0.5 million.

Noncontrolling Interests

In connection with accounting for our 51% interest in Erye, which is reported in discontinued operations, we account for the 49% minority shareholder share of Erye's net income or loss with a charge to Noncontrolling Interests. For the three months ended March 31, 2012, Erye's minority shareholders' share of net income totaled approximately $0.2 million. On November 13, 2012, we completed the divestiture of our 51% interest in Erye.

In March 2011, we acquired rights to use patents under licenses from Becton, Dickinson and Company in exchange for an approximately 20% interest in PCT’s Athelos subsidiary. For the three months ended March 31, 2013 and 2012, Becton’s minority shareholder’s share of Athelos’ net loss totaled approximately $0.1 million and $0.1 million, respectively.

Preferred Dividends

Index

The Convertible Redeemable Series E Preferred Stock called for annual dividends of 7% based on the stated value of the preferred stock. We recorded dividends of approximately $0.1 million for the three months ended March 31, 2012. The Series E Preferred Stock was fully redeemed in October 2012.

Analysis of Liquidity and Capital Resources

At March 31, 2013 we had a cash balance of approximately $9.3 million, working capital of approximately $3.4 million, and shareholders’ equity of approximately $29.4 million.

During the three months ended March 31, 2013, we met our immediate cash requirements through revenue generated from our PCT operations, existing cash balances, the issuance of common stock under the provisions of our equity line of credit with Aspire (which raised an aggregate of approximately $2.8 million), warrant exercises (which raised approximately $0.1 million), and the use of equity and equity-linked instruments to pay for services and compensation.

Net cash provided by or used in operating, financing and investing activities from continuing operations were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash used in operating activities - continuing operations	$(7,135.7)	$(3,615.3)
Net cash used in investing activities - continuing operations	(53.6)	(132.0)
Net cash provided by financing activities - continuing operations	2,705.4	7,220.2

Operating Activities - Continuing Operations

Our cash used in operating activities - continuing operations in the three months ended March 31, 2013 totaled approximately $7.1 million, which is the sum of (i) our net loss of $8.9 million, and adjusted for non-cash expenses totaling $2.8 million (which includes adjustments for equity-based compensation and depreciation and amortization), and (ii) changes in operating assets and liabilities providing approximately $1.0 million.

Our cash used in operating activities - continuing operations in the three months ended March 31, 2012 totaled approximately $3.6 million, which is the sum of (i) our net loss of $9.2 million, less discontinued operations of $1.2 million and adjusted for non-cash expenses totaling $3.6 million (which includes adjustments for equity-based compensation and depreciation and amortization), and (ii) changes in operating assets and liabilities providing approximately $0.8 million.

Investing Activities - Continuing Operations

During the three months ended March 31, 2013, we spent approximately $0.1 million for property and equipment. During the three months ended March 31, 2012, we spent approximately $0.1 million for property and equipment.

Financing Activities - Continuing Operations

During the three months ended March 31, 2013 , our financing activities consisted of the following:

•	We raised gross proceeds of approximately $2.8 million through the issuance of 4.5 million shares of Common Stock under the provisions of our equity line of credit with Aspire.

•
We raised approximately $0.1 million from the exercise of approximately 0.2 million warrants. To induce the exercise of certain of these warrants, we provided consideration to the warrant holders in the form of cash.

During the three months ended March 31, 2012, our financing activities consisted of the following:

•	We raised an aggregate of approximately $2.3 million in a private placement through the issuance of 3.5 million shares of Common Stock.

Index

•
We raised an gross of $6.0 million (or $5.3 million after deducting underwriting discounts and offering expenses) through an underwritten offering of 15 million Units, each Unit consisting of one share of Common Stock and a five year Warrant to purchase one share of Common Stock at an exercise price of $0.51 per share. In April, 2012, the underwriters exercised their over-allotment option for an additional 2 million Units. We received additional gross proceeds of $0.8 million, prior to deducting underwriting discounts, for net proceeds of approximately $0.7 million.

•	We paid $0.6 million in cash for principal payments of our Convertible Redeemable Series E Preferred Stock.
Liquidity and Capital Requirements Outlook

Capital Requirements

We expect to incur substantial additional costs in connection with our cell therapy development initiatives. In particular, Amorcyte is currently recruiting clinical trial sites for its Phase 2 clinical trial for Amorcyte’s lead product candidate, AMR-001, for the treatment of acute myocardial infarction ("AMI"). The trial began enrollment in January 2012, and is expected to cost approximately $16 million over the first two years and anticipated to cost up to approximately $22 million over a five year period, inclusive of manufacturing costs. We have incurred approximately $8.8 million on the Phase 2 trial as of March 31, 2013.

Liquidity

We anticipate requiring additional capital for strategic transactions and otherwise in order to (i) fund the development of advanced cell therapies, including the development of AMR-001, and (ii) grow the PCT  business, including implementing additional automation capabilities and pursuing plans to establish commercial capacity and expand into Europe.

In January 2012, we enrolled the first patient in our PreSERVE Phase 2 trial, a multicenter, randomized, double-blind, placebo-controlled U.S. clinical trial to evaluate the efficacy and safety of a single intra-coronary infusion of at least 10 million cells of AMR-001, post STEMI, in subjects with ejection fractions of 48% or less as measured by cardiac magnetic resonance imaging ("CMR"). We are on track to complete enrollment for this study in 2013 with the first data readout available six to eight months after the last patient is enrolled. As of April 30, 2013, of the 160 patients in the trial 108 have been enrolled. If the number of evaluable patients in the trial is less than projected, we have authorization from the FDA to enroll up to 180 patients.

To meet our short and long term liquidity needs, we currently expect to use existing cash balances and the growth of our revenue generating activities, and a variety of other means that could include, but not be limited to, the use of our current equity line, which as of March 31, 2013, the remaining amount available to the Company under the Purchase Agreement was $13.9 million, potential additional warrant exercises, option exercises, issuances of other debt or equity securities in public or private financings, and/or sale of assets. In addition, we will continue to seek as appropriate grants for scientific and clinical studies from the National Institutes of Health, Department of Defense, and other governmental agencies and foundations, but there can be no assurance that we will be successful in qualifying for or obtaining such grants. Our history of operating losses and liquidity challenges, may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of small cap biopharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations.

On April 29, 2013, we entered into an Underwriting Agreement (the “Underwriting Agreement”) with Aegis Capital Corp., providing for the offer and sale in a firm commitment underwritten public offering (the “Offering”) of 20,0000,000 shares of our common stock, par value $0.001 per share at a public offering price of $0.50 per share.  Between April 30, 2013 and May 1, 2013, the underwriter exercised its entire over-allotment option of 3,000,000 shares in accordance with the Underwriting Agreement. We received gross proceeds of $11.5 million, before deducting underwriting discounts and commissions and offering expenses. The Offering closed on May 3, 2013.

In August 2011, the Department of Defense (DoD) Peer Reviewed Medical Research Program (PRMRP) of the Office of the Congressionally Directed Medical Research Programs (CDMRP) awarded NeoStem approximately $1.78 million to be applied towards funding the Company's VSEL ™ Technology, which award will support an investigation of a unique stem cell population, Very Small Embryonic-Like (VSEL) stem cells, for its bone building and regenerative effects in the treatment of osteoporosis. In 2012, a new level of achievement for VSELTM Technology was realized as we received a two year grant totaling approximately $1.2 million for “Repair of Bone Defects with Human Autologous Pluripotent Very Small Embryonic-Like Stem Cells (VSEL)” from the National Institute of Dental and Craniofacial Research (NIDCR), a division of the National Institutes of Health (NIH). This peer-reviewed grant is to support the first NIH approved clinical study of VSELs in humans for which we expect to file an IND with the FDA in late 2013 or early 2014.  In March 2013, we received notice of an award of $300,000 from

Index

the National Institute of Allergy and Infectious Diseases (NIAID), a division of NIH, to support year two of the research investigating the use of VSELs for the treatment of acute radiation exposure; approximately $295,000 was previously awarded to support year one of the research.

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

Commitments and Contingencies

The following table summarizes our obligations to make future payments under current contracts as of March 31, 2013 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Mortgages Payable	$3,395.0	$211.1	$443.8	$2,383.4	$356.7
Capital Lease Obligations	233.1	83.4	149.7	—	—
Operating Lease Obligations	3,301.8	1,069.8	1,513.8	718.2	—
	$6,929.9	$1,364.3	$2,107.3	$3,101.6	$356.7

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2013, compared to those reported in our 2012 Form 10-K.

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

Index

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

As of March 31, 2013, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Index

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
There are no material changes to the disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. See the discussion set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 under the caption "Item 1 A - Risk Factors."

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed, and as follows:
The Company has agreed to issue equity to certain consultants for services. Effective February 27, 2013 pursuant to a two month agreement for financial consulting services and other specified related matters, the Company agreed to issue 50,000 shares of restricted Common Stock, vesting as to 50% on the one month anniversary of the effective date and 50% on the second monthly anniversary of the effective date; upon expiration, effective May 7, 2013, the Company agreed to renew the agreement with consultant for another six months, whereby the Company agreed to issue to consultant 150,000 shares of the Company's restricted Common Stock, vesting ratably throughout the term of the agreement. Effective April 22, 2013, pursuant to a six month agreement for financial consulting services, the Company agreed to issue 350,000 shares of restricted Common Stock, vesting ratably over the term of the agreement on a monthly basis. Effective April 25, 2013, pursuant to a twelve month extension for consulting services related to the healthcare industry, government affairs and public policy, the Company agreed to issue to consultant, a five year warrant to purchase 150,000 shares of restricted Common Stock ("warrant shares") at a per share exercise price of $0.64, vesting as to 50,000 warrant shares on the effective date and 12,500 warrant shares on each monthly anniversary of the effective date. Effective May 1, 2013, pursuant to a four month extension for consulting services in strategic planning and tactical application of those services and other specified matters, the Company agreed to issue to a consultant, 160,000 shares of the Company's restricted Common Stock, vesting as to 50% on the effective date and 50% at the end of the term. The issuance of all such securities is or was subject to the approval of the NYSE MKT.
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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.
ITEM 4. MINE SAFTEY DISCLOSURES.

Not applicable.

Index

ITEM 5. OTHER INFORMATION.

None.

Index

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

_______________

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

Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on May 9, 2013.

NEOSTEM, INC.
By: /s/ Robin L. Smith, M.D. Name: Robin L. Smith, M.D. Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robin L. Smith, M.D. Robin L. Smith, M.D.	Director, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	May 9, 2013
/s/ Larry A. May Larry A. May	Chief Financial Officer (Principal Financial Officer)	May 9, 2013
/s/ Joseph Talamo Joseph Talamo	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	May 9, 2013