Form 10-Q
period 2013-06-30
NeoStem, Inc.
filed 2013-08-08
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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
Yes  ☐     No  ☒
20,317,269 SHARES. $.001 PAR VALUE, AS OF August 7, 2013

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

Index

All references in this Quarterly Report on Form 10-Q to “we,” “us,” the “Company” and “NeoStem” mean NeoStem, Inc., including subsidiaries and predecessors, except where it is clear that the term refers only to NeoStem, Inc. This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) our ability to manage our business despite operating losses and cash outflows; (ii) our ability to obtain sufficient capital or strategic business arrangements to fund our operations and expansion plans, including meeting our financial obligations under various licensing and other strategic arrangements, the funding of our clinical trials for AMR-001, and the commercialization of the relevant technology; (iii) our ability to build the management and human resources and infrastructure necessary to support the growth of our business; (iv) our ability to integrate our acquired businesses successfully and grow such acquired businesses as anticipated, including expanding our PCT business into Europe; (v) whether a large global market is established for our cellular-based products and services and our ability to capture a share of this market; (vi) competitive factors and developments beyond our control; (vii) scientific and medical developments beyond our control; (viii) our ability to obtain appropriate governmental licenses, accreditations or certifications or comply with healthcare laws and regulations or any other adverse effect or limitations caused by government regulation of our business; (ix) whether any of our current or future patent applications result in issued patents, the scope of those patents and our ability to obtain and maintain other rights to technology required or desirable for the conduct of our business; (x) whether any potential strategic benefits of various licensing transactions will be realized and whether any potential benefits from the acquisition of these licensed technologies will be realized; (xi) the results of our development activities, including our current Phase 2 clinical trial of AMR-001; (xii) our ability to complete our Phase 2 clinical trial of AMR-001(or initiate future trials) in accordance with our estimated timeline due to delays associated with enrolling patients due to the novelty of the treatment, the size of the patient population and the need of patients to meet the inclusion criteria of the trial or otherwise; and (xiii) the other factors discussed under “Cautionary Note Regarding Forward-Looking Statements” and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 11, 2013, and elsewhere in the Annual Report on Form 10-K. On June 28, 2013, the Company’s board of directors unanimously approved a 1-for-10 reverse stock split of the Company’s common stock, which the Company effected on July 16, 2013. All share and per share amounts of common stock, options and warrants in the accompanying financial statements have been restated for all periods to give retroactive effect to the reverse stock split.

Index

Index

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$14,722,478	$13,737,452
Accounts receivable, net of allowance for doubtful accounts of $618,876 and $626,054 at June 30, 2013 and December 31, 2012, respectively	701,619	1,053,604
Inventory	31,965	1,113,025
Prepaids and other current assets	993,285	803,135
Total current assets	16,449,347	16,707,216
Property, plant and equipment, net	10,873,757	11,153,143
Goodwill	11,117,770	11,117,770
Intangible assets, net	14,178,222	14,480,827
Other assets	990,717	947,307
	$53,609,813	$54,406,263
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,410,610	$2,555,240
Accrued liabilities	1,988,491	2,284,813
Notes payable	278,330	202,558
Mortgages payable	3,345,406	3,438,475
Unearned revenues	362,041	1,468,341
Total current liabilities	8,384,878	9,949,427
Long-term Liabilities
Deferred income taxes	4,046,690	3,599,122
Notes payable	220,365	171,528
Derivative liabilities	32,600	101,156
Acquisition-related contingent consideration	7,550,000	7,550,000
Other long-term liabilities	383,105	214,871
Total long-term liabilities	12,232,760	11,636,677
Commitments and Contingencies
EQUITY
Stockholders' Equity
Preferred stock, authorized, 20,000,000 shares; Series B convertible redeemable preferred stock liquidation value, 1 share of common stock, $.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at June 30, 2013 and December 31, 2012	100	100
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding, 19,584,375 and 16,375,365 shares, at June 30, 2013 and December 31, 2012, respectively	19,584	16,375
Additional paid-in capital	248,877,393	231,218,615
Treasury stock, at cost	(665,600)	(665,600)
Accumulated deficit	(214,768,296)	(197,392,361)
Total NeoStem, Inc. stockholders' equity	33,463,181	33,177,129
Noncontrolling interests	(471,006)	(356,970)
Total equity	32,992,175	32,820,159
	$53,609,813	$54,406,263
See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$4,359,406	$3,372,097	$6,883,318	$7,144,829
Cost of revenues	4,235,024	2,735,990	6,627,113	5,691,696
Gross profit	124,382	636,107	256,205	1,453,133

Research and development	3,972,127	2,714,587	7,133,453	4,661,792
Selling, general, and administrative	4,322,434	4,732,953	10,124,306	11,145,229
Operating Expenses	8,294,561	7,447,540	17,257,759	15,807,021

Operating loss	(8,170,179)	(6,811,433)	(17,001,554)	(14,353,888)

Other income (expense):
Other income, net	57,950	24,353	68,556	111,806
Interest expense	(65,844)	(450,904)	(109,405)	(975,020)
	(7,894)	(426,551)	(40,849)	(863,214)

Loss from continuing operations before provision for income taxes and noncontrolling interests	(8,178,073)	(7,237,984)	(17,042,403)	(15,217,102)
Provision for income taxes	447,568	—	447,568	—
Net loss from continuing operations	(8,625,641)	(7,237,984)	(17,489,971)	(15,217,102)
Loss from discontinued operations - net	—	(26,184,931)	—	(27,412,679)
Net loss	(8,625,641)	(33,422,915)	(17,489,971)	(42,629,781)

Less - loss from continuing operations attributable to noncontrolling interests	(50,282)	(86,961)	(114,036)	(188,722)
Less - loss from discontinued operations attributable to noncontrolling interests	—	(12,830,618)	—	(12,587,593)
Net loss attributable to NeoStem, Inc.	(8,575,359)	(20,505,336)	(17,375,935)	(29,853,466)
Preferred dividends	—	(88,391)	—	(196,235)
Net loss attributable to NeoStem, Inc. common stockholders	$(8,575,359)	$(20,593,727)	$(17,375,935)	(30,049,701)

Amounts Attributable to NeoStem, Inc. common stockholders:
Loss from continuing operations	$(8,575,359)	$(7,151,023)	$(17,375,935)	$(15,028,380)
Loss from discontinued operations - net of taxes	—	(13,354,313)	—	(14,825,086)
Preferred dividends	—	(88,391)	—	(196,235)
Net loss attributable to NeoStem, Inc. common stockholders	$(8,575,359)	$(20,593,727)	$(17,375,935)	$(30,049,701)

Basic and diluted (loss) per share attributable to NeoStem, Inc. common stockholders:
Continuing operations	$(0.46)	$(0.53)	$(0.99)	$(1.22)
Discontinued operations	$—	$(0.99)	$—	(1.20)
NeoStem, Inc. common stockholders	$(0.46)	$(1.53)	$(0.99)	$(2.44)
Weighted average common shares outstanding	18,503,236	13,441,203	17,606,051	12,310,949

See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(8,625,641)	$(33,422,915)	$(17,489,971)	$(42,629,781)

Other comprehensive income (loss):
Foreign currency translation elimination on exit of segment	—	(169,993)	—	(169,993)
Foreign currency translation	—	35,581	—	367,422
Total other comprehensive (loss) income	—	(134,412)	—	197,429

Comprehensive loss	(8,625,641)	(33,557,327)	(17,489,971)	(42,432,352)

Comprehensive loss attributable to noncontrolling interests	(50,282)	(12,900,144)	(114,036)	(12,600,875)

Comprehensive net loss attributable to NeoStem, Inc. common stockholders	$(8,575,359)	$(20,657,183)	$(17,375,935)	$(29,831,477)

See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total NeoStem, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	10,000	$100	10,932,959	$10,933	$200,957,035	$4,152,343	$(143,094,854)	$—	$62,025,557	$18,106,961	$80,132,518
Net loss	—	—	—	—	—	—	(29,853,466)	—	(29,853,466)	(12,776,315)	(42,629,781)
Foreign currency translation	—	—	—	—	—	21,989	—	—	21,989	175,440	197,429
Share-based compensation	—	—	156,181	156	3,554,855	—	—	—	3,555,011	—	3,555,011
Net proceeds from issuance of common stock	—	—	2,453,358	2,454	9,948,773	—	—	—	9,951,227	—	9,951,227
Repayment of Series E Preferred Principal and Dividends	—	—	219,492	219	848,183	—	(196,235)	—	652,167	—	652,167
Balance at June 30, 2012	10,000	$100	13,761,990	$13,762	$215,308,846	$4,174,332	$(173,144,555)	$—	$46,352,485	$5,506,086	$51,858,571

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total NeoStem, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	10,000	$100	16,375,365	$16,375	$231,218,615	$—	$(197,392,361)	$(665,600)	$33,177,129	$(356,970)	$32,820,159
Net loss	—	—	—	—	—	—	(17,375,935)	—	(17,375,935)	(114,036)	(17,489,971)
Share-based compensation	—	—	304,402	304	3,313,893	—	—	—	3,314,197	—	3,314,197
Net proceeds from issuance of common stock	—	—	2,883,847	2,884	14,245,264	—	—	—	14,248,148	—	14,248,148
Proceeds from warrant exercises	—	—	20,761	21	105,860	—	—	—	105,881	—	105,881
Warrant inducements	—	—	—	—	(6,239)	—	—	—	(6,239)	—	(6,239)
Balance at June 30, 2013	10,000	$100	19,584,375	$19,584	$248,877,393	$—	$(214,768,296)	$(665,600)	$33,463,181	$(471,006)	$32,992,175

See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(17,489,971)	$(42,629,781)
Loss from discontinued operations	—	27,412,679
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock, stock options and warrants issued as payment for compensation, services rendered	3,314,197	3,555,011
Depreciation and amortization	832,920	774,773
Amortization of preferred stock discount and issuance cost	—	872,736
Changes in fair value of derivative liability	(68,556)	(111,517)
Bad debt expense (recovery)	(7,178)	233,800
Deferred income taxes	447,568	—
Changes in operating assets and liabilities, net of the effect of acquisitions:
Prepaid expenses and other current assets	(190,150)	(195,927)
Accounts receivable	359,163	(524,115)
Inventory	1,081,060	(513,598)
Unearned revenues	(1,106,299)	497,613
Other assets	(25,805)	(180,000)
Accounts payable, accrued expenses and other current liabilities	(272,718)	963,948
Net cash used in operating activities - continuing operations	(13,125,769)	(9,844,378)
Net cash provided by operating activities - discontinued operations	—	8,992,032
Net cash used in operating activities	(13,125,769)	(852,346)
Cash flows from investing activities:
Acquisition of property and equipment	(268,535)	(176,011)
Net cash used in investing activities - continuing operations	(268,535)	(176,011)
Net cash used in investing activities - discontinued operations	—	(2,140,792)
Net cash used in investing activities	(268,535)	(2,316,803)
Cash flows from financing activities:
Proceeds from exercise of warrants	105,881	—
Net proceeds from issuance of capital stock	14,248,148	9,951,227
Repayment of mortgage loan	(93,070)	(93,755)
Proceeds from notes payable	221,218	223,433
Repayment of notes payable	(96,608)	(159,460)
Repayment of preferred stock	—	(1,391,926)
Payment of dividend	—	(31,702)
Payment for warrant inducement	(6,239)	—
Net cash provided by financing activities - continuing operations	14,379,330	8,497,817
Net cash provided by financing activities - discontinued operations	—	229,176
Net cash provided by financing activities	14,379,330	8,726,993
Impact of changes of foreign exchange rates	—	(41,506)
Net increase in cash and cash equivalents	985,026	5,516,338
Cash and cash equivalents at beginning of period	13,737,452	12,745,432
Cash and cash equivalents at end of period	14,722,478	18,261,770
Less cash and cash equivalents of discontinued operations at end of period	—	16,149,188
Cash and cash equivalents of continuing operations at end of period	$14,722,478	$2,112,582

Index

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$126,000	$1,243,700
Taxes	—	811,500
Supplemental Schedule of non-cash investing activities:
Capitalized interest	—	106,400
Supplemental schedule of non-cash financing activities
Common stock issued pursuant to the redemption of Convertible Redeemable Series E 7% Preferred Stock	—	717,700
Common stock issued in payment of dividends for the Convertible Redeemable Series E 7% Preferred Stock	—	130,700

See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1  – The Business

Overview

NeoStem, Inc. (“we,” “NeoStem” or the “Company”) is a leader in the emerging cellular therapy industry. Cellular therapy addresses the process by which new cells are introduced into a tissue to prevent or treat disease, or regenerate damaged or aged tissue. Modern cell-based therapies have progressed from the first recorded human to human blood transfusion 200 years ago through to the advanced cellular therapies of today including bone marrow and organ transplantation, tissue banking and reproductive in vitro fertilization and future therapies being investigated to treat cancer, cardiologic, neurologic, ophthalmic and orthopedic diseases among others. We anticipate that cellular therapies will have a large role in the fight against chronic disease and in lessening the economic burden that these diseases pose to modern society.
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
Our wholly-owned subsidiary, Amorcyte, LLC (“Amorcyte”) is developing AMR-001for the treatment of cardiovascular disease. AMR-001 represents Amorcyte's most clinically advanced therapeutic product candidate and enrollment for the Phase 2 PreSERVE clinical trial to investigate AMR-001's safety and efficacy in preserving heart function after a particular type of acute myocardial infarction (“AMI”) commenced in 2012. We are on track to complete patient enrollment for this study in 2013 with the first data readout available six to eight months after the last patient is infused. If approved by the U.S. Food and Drug Administration ("FDA") and/or other worldwide regulatory agencies, AMR-001 would address a significant unmet medical need in the treatment of AMI, potentially improving the quality and longevity of life for those afflicted, and positioning the Company to capture a meaningful share of the worldwide AMI therapy market.
Through our majority-owned subsidiary, Athelos Corporation (“Athelos”), we are collaborating with Becton-Dickinson and the University of California, San Francisco in early stage clinical development of a therapy that utilizes T-cells to treat autoimmune and inflammatory conditions. We plan to investigate the clinical feasibility of nTreg-based therapeutics to prevent and/or treat type 1 diabetes, steroid resistant asthma and solid organ transplantation tolerance.
Our pre-clinical assets include our VSELTM (Very Small Embryonic Like) Technology platform for which we expect to file an Investigational New Drug ("IND") with the FDA to initiate a National Institute of Health ("NIH") funded human clinical study to investigate the impact of VSELsTM in periodontitis. We are also working on a Department of Defense funded study of VSELsTM and mesenchymal stem cells for the treatment of chronic wounds.
NeoStem's origins are in adult stem cell collection and storage and we believe that as new therapeutics are developed utilizing one's own stored cells (autologous), the market penetration rate for the collection and storage business may rise sharply from its current low single digits percentage level allowing our developing a network to scale rapidly if the demand grows.
In 2011, we operated our business in three reportable segments: (i) Cell Therapy — United States; (ii) Regenerative Medicine — China; and (iii) Pharmaceutical Manufacturing — China. In 2012, we exited our operations in China. Effective March 31, 2012, we no longer operated in the Regenerative Medicine – China reportable segment, which was reported in discontinued operations in 2012 (see Note 14). On November 13, 2012, we completed the sale of our 51% interest in Suzhou Erye, which represented the operations in our Pharmaceutical Manufacturing - China segment, and is also reported in discontinued operations (see Note 14). As a result, we currently operate in a single reporting segment - Cell Therapy, which will focus on CDMO and cell therapy development programs.

We believe that NeoStem is ideally positioned to be an integrated leader in the cell therapy industry. We have significant basic research and development capabilities, manufacturing facilities on both the east and west coast of the United States, the

Index

support of regulatory and logistical expertise and a talented and experienced clinical team. We believe this expertise will allow us to achieve our mission of becoming the premier cell therapy company.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2013 and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2012 and 2011 included in our Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Note 2 – Summary of Significant Accounting Policies

In addition to the policies below, our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. There were no changes during the six months ended June 30, 2013.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. The Company applies judgment in connection with establishing the allowance for doubtful accounts. Specifically, the Company analyzes the aging of accounts receivable balances, historical bad debts, customer concentration and credit-worthiness, current economic trends and

Index

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

Goodwill and Other Intangible Assets

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. The Company’s intangible assets with an indefinite life are related to in process research and development for AMR-001, the clinical candidate acquired in the Amorcyte acquisition, as the Company expects this research and development to provide the Company with substantial benefit for a period that extends beyond the foreseeable horizon. Amortized intangible assets consist of customer lists, manufacturing technology, and tradename, as well as patents and rights associated primarily with the VSELTM Technology. These intangible assets are amortized on a straight line basis over their respective useful lives.

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

Index

Clinical Services Reimbursements: The Company separately charges the customers for the expenses associated with certain consumable resources (reimbursable expenses) that are specified in each clinical services contract. On a monthly basis, the Company bills customers for reimbursable expenses and immediately recognizes these billings as revenue, as the revenue is deemed earned as reimbursable expenses are incurred. For the three months ended June 30, 2013 and 2012, clinical services reimbursements were $0.4 million and $0.8 million, respectively. For the six months ended June 30, 2013 and 2012, clinical services reimbursements were $0.8 million and $2.0 million, respectively.

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

Note 3 – Cash and Cash Equivalents

As of June 30, 2013 and December 31, 2012, the Company had cash and cash equivalents of approximately $14.7 million and $13.7 million, respectively, including bank deposits of approximately $0.8 million and $0.8 million, respectively, covered by the Federal Deposit Insurance Corporation.

Note 4 – Inventories

Inventories, representing work in process for costs incurred on projects at PCT that have not been completed, were $0.03 million and $1.1 million as of June 30, 2013 and December 31, 2012, respectively. The Company also has deferred revenue of approximately $0.12 million and $1.2 million of advance billings received as of June 30, 2013 and December 31, 2012, respectively, related to these contracts.

Note 5 – Loss Per Share

For three and six months ended June 30, 2013 and 2012, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of loss per share. At June 30, 2013 and 2012, the Company excluded the following potentially dilutive securities:

	June 30,
	2013	2012
Stock Options	2,647,437	2,198,460
Warrants	5,430,137	5,828,796
Series E Preferred Stock, Common stock equivalents	—	336,812
Restricted Shares	73,500	14,250

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

Index

The Company determined the fair value of the warrant derivative liabilities to be level 3 inputs. These inputs require material subjectivity because value is derived through the use of a lattice model that values the derivatives based on probability weighted discounted cash flows.

The Company also determined the fair value of contingent consideration, initially recognized on October 17, 2011 in connection with the Company's acquisition of Amorcyte, to be level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model using a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on our own assumptions and experience. The value of our contingent consideration was initially calculated using a discount rate of 30%. We base the timing to complete the development and approval of this product on the current development stage of the product and the inherent difficulties and uncertainties in developing a product candidate, such as obtaining U.S. Food and Drug Administration (FDA) and other regulatory approvals. In determining the probability of regulatory approval and commercial success, we utilize data regarding similar milestone events from several sources, including industry studies and our own experience. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense we record in any given period. Changes in the fair value of the contingent consideration obligations are recorded in our consolidated statement of operations.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013, and December 31, 2012 (in thousands):

	June 30, 2013
	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Warrant derivative liabilities	$—	$—	$32.6
Contingent consideration	—	—	7,550.0

	December 31, 2012
	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Warrant derivative liabilities	$—	$—	$101.2
Contingent consideration	—	—	7,550.0

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the three and six months ended June 30, 2013 by type of instrument (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
	Warrants	Contingent Consideration	Warrants	Contingent Consideration
Beginning liability balance	$90.6	$7,550.0	$101.2	$7,550.0
Change in fair value recorded in earnings	(58.0)	—	(68.6)	—
Ending liability balance	$32.6	$7,550.0	$32.6	$7,550.0

Some of the Company’s financial instruments are not measured at fair value on a recurring basis, but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, accounts receivable, accounts payable and notes payable, and long-term notes payable and mortgages.

Note 7 – Goodwill and Other Intangible Assets

The Company's goodwill was $11.1 million as of June 30, 2013 and December 31, 2012.

Index

The Company's intangible assets and related accumulated amortization as of June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

		June 30, 2013			December 31, 2012
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	10 years	$1,000.0	$(245.1)	$754.9	$1,000.0	$(195.1)	$804.9
Manufacturing technology	10 years	3,900.0	(955.9)	2,944.1	3,900.0	(760.9)	3,139.1
Tradename	10 years	800.0	(196.1)	603.9	800.0	(156.1)	643.9
In process R&D	Indefinite	9,400.0	—	9,400.0	9,400.0	—	9,400.0
VSEL patent rights	19 years	669.0	(193.7)	475.3	669.0	(176.1)	492.9
Total Intangible Assets		$15,769.0	$(1,590.8)	$14,178.2	$15,769.0	$(1,288.2)	$14,480.8

Total intangible amortization expense was classified in the operating expense categories for the periods included below as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue	$97.5	$97.5	$195.0	$195.0
Research and development	8.8	8.8	17.6	17.6
Selling, general and administrative	45.0	45.0	90.0	90.0
Total	$151.3	$151.3	$302.6	$302.6

Estimated intangible amortization expense on an annual basis for the succeeding five years is as follow (in thousands):

2013	$302.6
2014	605.2
2015	605.2
2016	605.2
2017	605.2
Thereafter	11,454.8
$14,178.2

Note 8 – Accrued Liabilities

Accrued liabilities were as follows (in thousands):

	June 30, 2013	December 31, 2012
Salaries, employee benefits and related taxes	$951.8	$1,597.2
Professional fees	520.1	606.6
Other	516.6	81.0
	$1,988.5	$2,284.8

Note 9 – Debt

Notes Payable

Index

As of June 30, 2013 and December 31, 2012, the Company had notes payable of approximately $0.5 million and $0.4 million, respectively. The notes relate to certain insurance policies and equipment financings, require monthly payments, and mature within one to three years.

Mortgages Payable

On October 31, 2007, PCT issued a note to borrow $3.1 million (the “Note”) in connection with its $3.8 million purchase of condominium units in an existing building in Allendale, New Jersey (the “Property”) that PCT uses as a laboratory and stem cell processing facility. The Note is payable in 239 consecutive monthly payments of principal and interest, based on a 20 year amortization schedule; and one final payment of all outstanding principal plus accrued interest then due. The current monthly installment is $20,766, which includes interest at an initial rate of 5.00%; the interest rate and monthly installments payments are subject to adjustment on October 1, 2017. On that date, upon prior written notice, the lender has the option to declare the entire outstanding principal balance, together with all outstanding interest, due and payable in full. The Note is secured by substantially all of the assets of PCT, including a first mortgage on the Property and assignment of an amount approximately equal to eighteen months debt service held in escrow. The Note matures on October 1, 2027 if not called by the lender on October 1, 2017. The note is subject to certain debt service coverage and total debt to tangible net worth financial covenant ratios measured semi-annually. PCT was not in compliance with such covenants at the measurement date of December 31, 2012, and June 30, 2013, and obtained a covenant waiver letter from the lender for each period. The outstanding balance was approximately $2.5 million at June 30, 2013, and $2.6 million at December 31, 2012, respectively, of which $0.1 million is payable within twelve months as of June 30, 2013. The mortgage is classified as a current liability.

On December 6, 2010 PCT Allendale, a wholly-owned subsidiary of PCT, entered into a note for a second mortgage in the amount of $1 million on the Allendale Property with TD Bank, N.A. This loan is guaranteed by PCT, DomaniCell (a wholly-owned subsidiary of PCT, now known as NeoStem Family Storage, LLC), Northern New Jersey Cancer Associates (“NNJCA”) and certain partners of NNJCA and is subject to an annual financial covenant starting December 31, 2011. PCT was not in compliance with such covenants at the measurement date of December 31, 2012 and 2011, respectively, and obtained a covenant waiver letter from the lender for each period. The loan is for 124 months at a fixed rate of 6% for the first 64 months. The loan is callable for a certain period prior to the interest reset date. The outstanding balance was approximately $0.8 million at June 30, 2013, and $0.8 million at December 31, 2012, respectively, of which $0.1 million is payable within twelve months as of June 30, 2013. The mortgage is classified as a current liability.

Note 10 – Preferred Stock

Convertible Redeemable Series E 7% Preferred Stock

On November 19, 2010, the Company sold 10,582,011 Preferred Offering Units consisting of (i) one share (“Preferred Share”) of Series E 7% Senior Convertible Preferred Stock (the “Series E Preferred Stock”), par value $0.01 per share, of the Company, (ii) a warrant to purchase 0.25 of a share of Common Stock (consisting of at issuance an aggregate of 132,249 warrants, adjusted to an aggregate of 194,405 as of June 30, 2013); and (iii) 0.0155 of a share of Common Stock (an aggregate of 16,442 common shares). Each Preferred Offering Unit was priced at $0.945 and total gross and net proceeds received by the Company were $10.0 million and $8.9 million, respectively.

Monthly dividend and principal payments began in March 2011, and continued each month thereafter with the final payment due in May 2013. In October 2012, the Company completed the redemption of all remaining 2,351,558 outstanding shares of its Series E Preferred Stock, for an aggregate cash redemption price of approximately $3.4 million, $2.5 million of which was funded by money placed into escrow when the Series E Preferred stock was issued in November 2010. The cash redemption included the repayment of $3.1 million outstanding principal, an additional early redemption premium of $0.2 million, which was included in dividends, and $36,000 of accrued interest.

The Company recorded the fair value of the warrants as a long-term derivative liability. The fair values of the warrant derivatives as of June 30, 2013 and December 31, 2012 were $32,600 and $101,200, respectively. The Company reports changes in the fair value of the warrant derivative in earnings within other income (expense), net (see Note 6).

Note 11 – Shareholders' Equity

Reverse Stock Split

On June 28, 2013, the Company’s board of directors unanimously approved a 1-for-10 reverse stock split of the Company’s common stock, which the Company effected on July 16, 2013. All share and per share amounts of common stock, options and

Index

warrants in the accompanying financial statements have been restated for all periods to give retroactive effect to the reverse stock split. The shares of common stock retained a par value of $0.001 per share. Accordingly, the stockholders’ deficit reflects the reverse stock split by reclassifying from “common stock” to “Additional paid-in capital” in an amount equal to the par value of the decreased shares resulting from the reverse stock split.

Equity Issuances

In September 2011, the Company entered into a Common Stock Purchase Agreement, (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provides that, subject to certain terms and conditions, Aspire Capital is committed to purchase up to an aggregate of $20.0 million worth of shares of the Company’s common stock over the term of the Purchase Agreement (initially 24 months). At the Company’s discretion, it may present Aspire Capital with purchase notices under the Purchase Agreement from time to time, to purchase the Company’s Common Stock, provided certain price and other requirements are met. The purchase price for the shares of stock will be based upon one of two formulas set forth in the Purchase Agreement depending on the type of purchase notice we submit to Aspire Capital from time to time, and will be based on market prices of the Company’s common stock (in the case of regular purchases) or a discount of 5% applied to volume weighted average prices (in the case of VWAP purchases), in each case as determined by parameters defined in the agreement. The Company and Aspire Capital shall not effect any sales under the Purchase Agreement on any date where the closing sales price is less than 75% of the closing sales price on the business day immediately preceding the date of the Purchase Agreement. The Company’s net proceeds will depend on the purchase price and the frequency of the Company’s sales of shares to Aspire Capital; provided, however, that the maximum aggregate proceeds from sales of shares is $20.0 million. The Company’s delivery of purchase notices will be made subject to market conditions, in light of the Company’s capital needs from time to time and under the limitations contained in the Purchase Agreement. As consideration for entering into the Purchase Agreement, effective September 30, 2011, we issued 99,010 shares of our Common Stock to Aspire Capital (the “Commitment Shares”). The issuance of shares of common stock to Aspire Capital pursuant to the Purchase Agreement, including the Commitment Shares, and the sale of those shares from time to time by Aspire Capital to the public, are covered by an effective shelf registration statement on Form S-3.

In August 2012, the Company and Aspire entered into an amendment to the Purchase Agreement providing for an extension of the term of the Purchase Agreement until September 30, 2015. Pursuant to the amendment, we agreed to issue to Aspire a five-year warrant to purchase up to 161,290 shares of our common stock at an exercise price of $6.00 per share (the closing price of our common stock on the date the amendment was executed).

In the second quarter of 2013, the Company completed an underwritten offering of 2.0 million shares of the Company's common stock, at a public offering price of $5.00 per share.  The underwriters also exercised their entire over-allotment option of 300,000 shares. The Company received gross proceeds of $11.5 million, before deducting underwriting discounts and commissions and offering expenses payable by the Company.

During the six months ended June 30, 2013, the Company issued 654,255 shares of Common Stock under the provisions of its equity line of credit with Aspire for gross proceeds of approximately $3.8 million. As of June 30, 2013, the remaining amount available to the Company under the Purchase Agreement was $12.9 million.

 Warrant Exercises

To raise capital on terms that we deemed favorable, during the six months ended June 30, 2013, the Board authorized certain inducements to warrant holders to exercise outstanding common stock purchase warrants significantly before their expiration dates. The Company determined in each instance that such inducements were modifications of equity instruments, and an incremental fair value of the inducement was determined using the Black-Scholes option pricing model.

During the six months ended ended June 30, 2013, warrant holders exercised an aggregate of 20,761 warrants at an exercise price of $5.10 per share for gross proceeds of approximately $0.1 million. As an inducement to exercise, we paid certain warrant holders $0.30 per share upon each exercise. The incremental fair value of the inducement recorded was $0.
Stock Options and Warrants

The following table summarizes the activity for stock options and warrants for the six months ended June 30, 2013:

Index

	Stock Options		Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	2,168,668	$12.85	5,528,761	$15.65

Changes during the Year:
Granted	567,869	6.19	38,216	10.53
Exercised	—	—	(20,761)	5.10
Forfeited	(28,382)	6.60	—	—
Expired	(60,718)	16.51	(116,079)	20.61
Outstanding at June 30, 2013	2,647,437	$11.41	5,430,137	$15.55

During the six months ended June 30, 2013 and 2012, the Company issued warrants for services as follows ($ in thousands, except share data):

	Six Months Ended June 30,
	2013	2012
Number of Common Stock Purchase Warrants Issued	20,407	18,500
Value of Common Stock Purchase Warrants Issued	$71.6	$59.0

Restricted Stock

During the six months ended June 30, 2013 and 2012, the Company issued restricted stock for services as follows ($ in thousands, except share data):

	Six Months Ended June 30,
	2013	2012
Number of Restricted Stock Issued	304,402	157,702
Value of Restricted Stock Issued	$1,858.3	$708.8

The weighted average estimated fair value of restricted stock issued for services in the six months ended June 30, 2013 and 2012 was $6.10 and $4.49 per share, respectively. The fair value of the restricted stock was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock issuances are generally within one year.

Note 12 – Share-Based Compensation

Share-based Compensation

We utilize share-based compensation in the form of stock options, warrants and restricted stock.  The following table summarizes the components of share-based compensation expense for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of goods sold	$58.5	$16.4	$145.0	$100.3
Research and development	129.8	98.9	347.1	260.2
Selling, general and administrative	907.4	971.1	2,822.1	3,194.5
Total share-based compensation expense	$1,095.7	$1,086.4	$3,314.2	$3,555.0

Index

Total compensation cost related to nonvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at June 30, 2013 were as follows (dollars in thousands):

	Stock Options	Warrants	Restricted Stock
Unrecognized compensation cost	$1,441.7	$24.1	$305.2
Expected weighted-average period in years of compensation cost to be recognized	1.41	0.47	0.24

Total fair value of shares vested and the weighted average estimated fair values of shares grant for the six months ended June 30, 2013 and 2012 were as follows (dollars in thousands):

	Stock Options		Warrants
	Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total fair value of shares vested	$1,646.3	$3,063.2	$80.9	$43.6
Weighted average estimated fair value of shares granted	4.58	3.38	3.51	3.19

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

Deferred tax liabilities were $4.0 million and $3.6 million as of June 30, 2013 and December 31, 2012, and relate to the taxable temporary differences on the goodwill recognized in the PCT acquisition in 2011, and the in-process R&D intangible asset recognized in the Amorcyte acquisition in 2011. The taxable temporary difference associated with the goodwill, which is tax deductible and will be amortized over 15 years, will continue to increase the deferred tax liability balance over the amortization period, with an associated charge to the tax provision in each period. The deferred tax liabilities will only reverse when these indefinite-lived assets are sold, impaired, or reclassified from an indefinite-lived asset to a finite-lived asset.

As of June 30, 2013, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

Note 14 – Discontinued Operations

Regenerative Medicine - China segment

In 2009, the Company operated its Regenerative Medicine-China business in the People’s Republic of China (“China” or “PRC”) through its subsidiary, a wholly foreign owned entity (“WFOE”) and entered into contractual arrangements with certain variable interest entities (“VIEs”). Foreign companies have commonly used VIE structures to operate in the PRC, and while such structures are not uncommon, they had drawn greater scrutiny from the local Chinese business community in the PRC who urged the PRC State Council to clamp down on these structures. In addition, in December 2011, China’s Ministry of Health announced its intention to more tightly regulate stem cell clinical trials and stem cell therapeutic treatments in the PRC, which created

Index

uncertainty regarding the ultimate regulatory environment in the PRC. Accordingly, the Company took steps to restrict, and ultimately eliminate, its regenerative medicine business in the PRC. As a result of these steps, the Company discontinued its operations in its Regenerative Medicine-China business. The Company determined that any liability arising from the activities of the WFOE and the VIEs will likely be limited to the net assets currently held by each entity. As of March 31, 2012, the Company recognized the following loss on exit of the Regenerative Medicine-China business (in thousands):

Cash	$195.1
Prepaid expenses and other current assets	14.9
Property, plant and equipment, net	1,023.7
Other Assets	330.5
Accounts payable	(177.1)
Accrued liabilities	(79.2)
Accumulated comprehensive income	(169.9)
Loss on exit of segment	$1,138.0

The operations and cash flows of the Regenerative Medicine - China business were eliminated from ongoing operations as a result of our exit decision, and the Company will not have continuing involvement in this business going forward. The operating results of the Regenerative Medicine – China business for the six months ended June 30, 2012, which are included in discontinued operations, were as follows (in thousands):

Six Months Ended June 30, 2012
Revenue	$52.3
Cost of revenues	(30.6)
Research and development	(103.3)
Selling, general, and administrative	(497.3)
Other income (expense)	(6.8)
Loss on exit of segment	(1,138.0)
Loss from discontinued operations	$(1,723.7)

Pharmaceutical Manufacturing - China segment

On November 13, 2012, the Company completed the divestiture (the “Erye Sale”) of our 51% interest (the “Erye Interest”) in Suzhou Erye Pharmaceuticals Company Ltd., a Sino-foreign equity joint venture with limited liability organized under the laws of the PRC primarily engaged in the manufacture of generic antibiotics (“Erye”), to Suzhou Erye Economy & Trading Co., Ltd., a limited liability company organized under the laws of the PRC (“EET”), and Highacheive Holdings Limited, a limited liability company organized under the laws of the British Virgin Islands (“Highacheive” and together with EET, each a “Purchaser” and collectively the “Purchasers”). The Erye Sale was consummated pursuant to the terms and conditions of the Equity Purchase Agreement, dated as of June 18, 2012 (as amended, the “Equity Purchase Agreement”), by and among our Company, China Biopharmaceuticals Holdings, Inc., a wholly-owned subsidiary of NeoStem (“CBH”), EET, Highacheive, Fullbright Finance Limited, a limited liability company organized under the laws of the British Virgin Islands (“Fullbright”), and Erye. Pursuant to the Equity Purchase Agreement, the aggregate purchase price paid to the Company by the Purchasers for the Erye Interest consisted of (i) approximately $12.3 million in cash, (ii) the return to the Company of 104,000 shares of NeoStem common stock and (iii) the cancellation of 117,000 options and 64,000 warrants to purchase our common stock. The fair value of the shares was based on the Company's closing price on the date of sale, and was recorded as Treasury Stock in our balance sheet. The fair values of the canceled options and warrants were based on the Black-Scholes values on the date of sale, and were recorded against Additional Paid in Capital in the accompanying balance sheet.  The Company recognized the following loss on the date of sale of its 51% interest in Erye on November 13, 2012 (in thousands):

Index

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

The operations and cash flows of the Pharmaceutical Manufacturing - China business were eliminated from ongoing operations with the sale of the Company's Erye Interest. The operating results of the Pharmaceutical Manufacturing - China business for the three and six months ended June 30, 2012, including the estimated asset impairments based on the definitive agreement purchase price as of June 30, 2012, were as follows (in thousands):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenue	$18,934.3	$37,218.3
Cost of revenues	(12,214.2)	(25,580.0)
Research and development	(852.3)	(1,619.7)
Selling, general, and administrative	(3,160.1)	(6,200.1)
Other expense	(514.8)	(1,007.4)
Provision for income taxes	(383.2)	(505.5)
Asset impairments	(27,994.6)	(27,994.6)
Loss on sale of segment	—	—
Loss from discontinued operations	$(26,184.9)	$(25,689.0)

Note 15 – Related Party Transactions

On November 13, 2012, we and our subsidiary, CBH, sold our 51% ownership interest in Erye to Fullbright and EET (see Note 14). EET was prior to the sale the holder of the minority 49% ownership interest in Erye, and was a party along with our subsidiary CBH to the Joint Venture Agreement which had governed the ownership of the respective interests in Erye. Fullbright is an affiliate of EET. Mr. Shi Mingsheng (a former member of our Board of Directors, and Chairman of the Board of Erye) and Madam Zhang Jian (the General Manager of Erye, and formerly our Vice President of Pharmaceutical Operations) are the principal equity holders of each of EET and Fullbright. Fullbright assigned all its rights and obligations under the Equity Purchase Agreement (except for its obligations in respect of the return of certain NeoStem securities held by it as part of the purchase price, and its

Index

obligations in respect of closing deliverables) to Highacheive. As a result of the assignment, the Purchasers of our Erye Interest were EET and Highacheive.

Note 16 – Commitments and Contingencies

Lease Commitments

The Company leases offices, of which certain have escalation clauses and renewal options, and also leases equipment under certain noncancelable operating leases that expire from time to time through 2017.

A summary of future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year as of June 30, 2013 are as follows (in thousands):

Years ended	Operating Leases
2013	$567.3
2014	878.8
2015	713.7
2016	563.9
2017	293.2
Total minimum lease payments	$3,016.9

Expense incurred under operating leases was approximately $0.3 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively, and $0.6 million and $0.8 million for the six months ended June 30, 2013 and 2012, respectively.

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

Note 17 – Subsequent Events

Reverse Stock Split

Index

On July 16, 2013, the Company effected a 1-for-10 reverse stock split of its common stock. All share and per share amounts of common stock, options and warrants in the accompanying financial statements have been restated for all periods to give retroactive effect to the reverse stock split. The shares of common stock retained a par value of $0.001 per share. Accordingly, the stockholders’ deficit reflects the reverse stock split by reclassifying from “common stock” to “Additional paid-in capital” in an amount equal to the par value of the decreased shares resulting from the reverse stock split.

Nasdaq Listing

Effective August 5, 2013, the Company moved its listing from NYSE MKT and started trading on NASDAQ Capital Market.

Equity Issuances

Subsequent to June 30, 2013, pursuant to the Purchase Agreement with Aspire (see Note 13), Aspire has purchased 395,714 shares of the Company's common stock for an aggregate consideration of approximately $2.7 million pursuant to the purchase agreement.

Warrant Exercises

Subsequent to June 30, 2013, warrant holders exercised an aggregate of 217,735 warrants at an exercise price of $5.10 per share for gross proceeds of approximately $1.1 million. As an inducement to exercise, we paid certain warrant holders $0.30 per share upon each exercise.

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

Overview

NeoStem, Inc. (“we,” “NeoStem” or the “Company”) is a leader in the emerging cellular therapy industry. Cellular therapy addresses the process by which new cells are introduced into a tissue to prevent or treat disease, or regenerate damaged or aged tissue. Modern cell-based therapies have progressed from the first recorded human to human blood transfusion 200 years ago through to the advanced cellular therapies of today including bone marrow and organ transplantation, tissue banking and reproductive in vitro fertilization and future therapies being investigated to treat cancer, cardiologic, neurologic, ophthalmic and orthopedic diseases among others. We anticipate that cellular therapies will have a large role in the fight against chronic disease and in lessening the economic burden that these diseases pose to modern society.
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
Our wholly-owned subsidiary, Amorcyte, LLC (“Amorcyte”) is developing AMR-001for the treatment of cardiovascular disease. AMR-001 represents Amorcyte's most clinically advanced therapeutic product candidate and enrollment for the Phase 2 PreSERVE clinical trial to investigate AMR-001's safety and efficacy in preserving heart function after a particular type of acute myocardial infarction (“AMI”) commenced in 2012. We are on track to complete patient enrollment for this study in 2013 with the first data readout available six to eight months after the last patient is infused. If approved by the U.S. Food and Drug Administration ("FDA") and/or other worldwide regulatory agencies, AMR-001 would address a significant unmet medical need in the treatment of AMI, potentially improving the quality and longevity of life for those afflicted, and positioning the Company to capture a meaningful share of the worldwide AMI therapy market.
Through our majority-owned subsidiary, Athelos Corporation (“Athelos”), we are collaborating with Becton-Dickinson and the University of California, San Francisco in early stage clinical development of a therapy that utilizes T-cells to treat autoimmune and inflammatory conditions. We plan to investigate the clinical feasibility of nTreg-based therapeutics to prevent and/or treat type 1 diabetes, steroid resistant asthma and solid organ transplantation tolerance.
Our pre-clinical assets include our VSELTM (Very Small Embryonic Like) Technology platform for which we expect to file an Investigational New Drug ("IND") with the FDA to initiate a National Institute of Health ("NIH") funded human clinical study to investigate the impact of VSELsTM in periodontitis. We are also working on a Department of Defense funded study of VSELsTM and mesenchymal stem cells for the treatment of chronic wounds.
NeoStem's origins are in adult stem cell collection and storage and we believe that as new therapeutics are developed utilizing one's own stored cells (autologous), the market penetration rate for the collection and storage business may rise sharply from its current low single digits percentage level allowing our developing a network to scale rapidly if the demand grows.

In 2011, we operated our business in three reportable segments: (i) Cell Therapy — United States; (ii) Regenerative Medicine — China; and (iii) Pharmaceutical Manufacturing — China. In 2012, we exited our operations in China. Effective March 31, 2012, we no longer operated in the Regenerative Medicine – China reportable segment, which is now reported in discontinued operations (see Note 14). On November 13, 2012, we completed the sale of our 51% interest in Suzhou Erye, which

Index

represented the operations in our Pharmaceutical Manufacturing - China segment, and is also reported in discontinued operations (see Note 14). As a result, we currently operate in a single reporting segment - Cell Therapy, which will focus on CDMO and cell therapy development programs.

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

Results of Operations

Three and Six Months Ended June 30, 2013 Compared to Three and Six Months Ended June 30, 2012

Net loss for the three months ended June 30, 2013 was approximately $8.6 million compared to $33.4 million for the three months ended June 30, 2012. Our net losses from continuing operations for the three months ended June 30, 2013 and 2012 were approximately $8.6 million and $7.2 million, respectively. The net losses from discontinued operations - net for the three months ended ended June 30, 2012 were approximately $26.2 million, representing the operations of former Pharmaceutical Manufacturing - China segment, comprised of our 51% interest in Suzhou Erye, which was sold in the fourth quarter of 2012.

Net loss for the six months ended June 30, 2013 was approximately $17.5 million compared to $42.6 million for the six months ended June 30, 2012. Our net losses from continuing operations for the six months ended June 30, 2013 and 2012 were approximately $17.5 million and $15.2 million, respectively. The net losses from discontinued operations - net for the six months ended ended June 30, 2012 were approximately $27.4 million, representing the operations of our former Regenerative Medicine – China segment, which was deconsolidated in the first quarter of 2012, and the operations of our Pharmaceutical Manufacturing - China segment.

Revenues

For the three months ended June 30, 2013, total revenues were approximately $4.4 million compared to $3.4 million for the three months ended June 30, 2012, representing an increase of $1.0 million, or 29%. Revenues were comprised of the following (in thousands):

	Three Months Ended June 30,
	2013	2012
Clinical Services	$3,114.1	$1,753.7
Clinical Services Reimbursables	423.6	846.9
Processing and Storage Services	821.7	765.1
Other	—	6.4
	$4,359.4	$3,372.1

•
Clinical Services, representing process development and clinical manufacturing services provided by PCT to its various clients, were approximately $3.1 million for the three months ended June 30, 2013 compared to $1.8 million for the three months ended June 30, 2012, representing an increase of approximately $1.4 million or 78%. The increase in clinical services revenue is primarily due to the completion of three third party process development contracts during the three months ended June 30, 2013, resulting in the recognition of approximately $1.5 million of previously deferred revenue. In accordance with our revenue recognition policy, revenue is recognized upon contract completion for certain clinical service contracts.  In the three months ended June 30, 2013, the Company also directed process development and clinical manufacturing efforts to its AMR-001 phase 2 clinical trial, which was initiated in 2012, and other internal research and development programs.

•
Clinical Services Reimbursables, representing reimbursement of expenses for certain consumables incurred on behalf of our clinical service revenue clients, were approximately $0.4 million for the three months ended June 30, 2013 compared to $0.8 million for the three months ended June 30, 2012, representing a decrease of approximately $0.4 million or 50%. Our reimbursable revenue decreased as a result of lower third party manufacturing and process development activity in the current period, as well as changes in contractual terms with certain clients that shifted clinical service expense reimbursables to a fully absorbed billing rate. Generally, our terms for billing reimbursable expenses do not include

Index

significant mark up in the acquisition cost of such consumables, and as a result the impact of changes in this revenue category has little or no impact on our net loss.

•
Processing and Storage Services, representing revenues from our oncology, cord blood, and adult stem cell processing and banking activities, were approximately $0.82 million for the three months ended June 30, 2013 compared to $0.77 million for the three months ended June 30, 2012, representing an increase of approximately $0.06 million or 7%. The increase is primarily attributable to increased revenue from our oncology stem cell processing services.

For the six months ended June 30, 2013, total revenues were approximately $6.9 million compared to $7.1 million for the six months ended June 30, 2012, representing a decrease of $0.3 million, or 4%. Revenues were comprised of the following (in thousands):

	Six Months Ended June 30,
	2013	2012
Clinical Services	$4,479.7	$3,779.5
Clinical Services Reimbursables	786.4	1,953.8
Processing and Storage Services	1,617.2	1,398.9
Other	—	12.6
	$6,883.3	$7,144.8

•
Clinical Services were approximately $4.5 million for the six months ended June 30, 2013 compared to $3.8 million for the six months ended June 30, 2012, representing an increase of approximately $0.7 million or 19%. The increase is primarily due to the completion of three third party process development contracts during the six months ended June 30, 2013, resulting in the recognition of approximately $1.1 million of previously deferred revenue. In accordance with our revenue recognition policy, revenue is recognized upon contract completion for certain clinical service contracts.  In the six months ended June 30, 2013, the Company also directed process development and clinical manufacturing efforts to its AMR-001 phase 2 clinical trial, which was initiated in 2012, and other internal research and development programs.

•
Clinical Services Reimbursables were approximately $0.8 million for the six months ended June 30, 2013 compared to $2.0 million for the six months ended June 30, 2012, representing a decrease of approximately $1.2 million or 60%. Our reimbursable revenue decreased as a result of decreased third party manufacturing and process development activity in the current period, as well as changes in contractual terms with certain clients that shifted clinical service expense reimbursables to a fully absorbed billing rate. Generally, our terms for billing reimbursable expenses do not include significant mark up in the acquisition cost of such consumables, and as a result the impact of changes in this revenue category has little or no impact on our net loss.

•
Processing and Storage Services were approximately $1.6 million for the six months ended June 30, 2013 compared to $1.4 million for the six months ended June 30, 2012, representing an increase of approximately $0.2 million or 16%. The increase is primarily attributable to increased revenue from our oncology stem cell processing service.

Cost of Revenues

For the three months ended June 30, 2013, total cost of revenues were approximately $4.2 million compared to $2.7 million for the three months ended June 30, 2012, representing an increase of $1.5 million or 55%. The increase is primarily due to the completion of three third party process development contracts during the three months ended June 30, 2013, resulting in the recognition of approximately $1.5 million of previously deferred costs associated with the contracts. Overall, gross profit for the three months ended June 30, 2013 was $0.1 million or 3%, compared to gross profit for the three months ended June 30, 2012 of $0.6 million or 19%. Gross profit percentages generally will increase as clinical service revenue increases. However, gross profit percentages will also fluctuate from period to period due to the mix of service and reimbursable revenues and costs, as well as the timing of our revenue recognition under our clinical services revenue recognition policy.

For the six months ended June 30, 2013, total cost of revenues were approximately $6.6 million compared to $5.7 million for the six months ended June 30, 2012, representing an increase of $0.9 million or 16%. The increase is primarily due to the completion of three third party process development contracts during the six months ended June 30, 2013, resulting in the recognition of approximately $1.1 million of previously deferred costs associated with the contracts. Overall, gross profit for the

Index

six months ended June 30, 2013 was $0.3 million or 4%, compared to gross profit for the six months ended June 30, 2012 of $1.5 million or 20%.

Operating Expenses

     For the three months ended June 30, 2013 operating expenses totaled $8.3 million compared to $7.4 million for the three months ended June 30, 2012, representing an increase of $0.9 million or 11%. Operating expenses were comprised of the following:

•
Research and development expenses were approximately $4.0 million for the three months ended June 30, 2013 compared to $2.7 million for the three months ended June 30, 2012, representing an increase of approximately $1.3 million, or 46%. Research and development expenses associated with our Phase 2 clinical trial for AMR-001 increased by approximately $1.3 million for the three months ended June 30, 2013 compared to the prior year period. The trial was initiated in January 2012 and is expected to complete enrollment in the second half of 2013. Equity-based compensation included in research and development expenses for the three months ended June 30, 2013 and June 30, 2012 were approximately $0.1 million and $0.3 million, respectively.

•
Selling, general and administrative expenses were approximately $4.3 million for the three months ended June 30, 2013 compared to $4.7 million for the three months ended June 30, 2012, representing a decrease of approximately $0.4 million, or 9%. Equity-based compensation included in selling, general and administrative expenses for the three months ended June 30, 2013 was approximately $0.9 million, compared to approximately $1.0 million for the three months ended June 30, 2012, representing a decrease of $0.1 million. Non equity-based general and administrative expenses for the three months ended June 30, 2013 were approximately $3.4 million, compared to approximately $3.6 million for the three months ended June 30, 2012, representing a decrease of $0.2 million. Selling expenses also decreased $0.1 million compared to the prior year period.

For the six months ended June 30, 2013 operating expenses totaled $17.3 million compared to $15.8 million for the six months ended June 30, 2012, representing an increase of $1.5 million or 9%. Operating expenses were comprised of the following:

•
Research and development expenses were approximately $7.1 million for the six months ended June 30, 2013 compared to $4.7 million for the six months ended June 30, 2012, representing an increase of approximately $2.4 million, or 53%. Research and development expenses associated with our Phase 2 clinical trial for AMR-001 increased by approximately $2.3 million six months ended June 30, 2013 compared to the prior year period. Equity-based compensation included in research and development expenses for the six months ended June 30, 2013 and June 30, 2012 were approximately $0.3 million in each period, respectively.

•
Selling, general and administrative expenses were approximately $10.1 million for the six months ended June 30, 2013 compared to $11.1 million for the six months ended June 30, 2012, representing a decrease of approximately $1.0 million, or 9%. Equity-based compensation included in selling, general and administrative expenses for the six months ended June 30, 2013 was approximately $2.8 million, compared to approximately $3.2 million for the six months ended June 30, 2012, representing a decrease of $0.4 million. Non equity-based general and administrative expenses for the six months ended June 30, 2013 were approximately $7.2 million, compared to approximately $7.5 million for the six months ended June 30, 2012, representing a decrease of $0.3 million. Selling expenses also decreased $0.4 million compared to the prior year period.

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

Other Income (Expense)

Other expense, net for the three months ended June 30, 2013 and June 30, 2012 were approximately $58,000 and $24,000, respectively, and for the six months ended June 30, 2013 and June 30, 2012 were approximately $69,000 and $112,000, respectively. Other expense, net primarily relates to the revaluation of derivative liabilities that have been established in connection with the Convertible Redeemable Series E Preferred Stock and the warrants issued in connection therewith.

For the three months ended June 30, 2013 interest expense was $0.1 million compared with $0.5 million for the three months ended June 30, 2012. For the six months ended June 30, 2013 interest expense was $0.1 million compared with $1.0

Index

million for the six months ended June 30, 2012. Interest expense in the prior year period was primarily due to the amortization of debt discount related to the Series E Preferred Stock, which was fully redeemed in October 2012.

Provision for Income Taxes

The provision for income taxes for the three and six months ended June 30, 2013 relate to the taxable temporary differences on the goodwill recognized in the PCT acquisition in 2011, which is being amortized over 15 years for tax purposes. A tax provision will continue to be recognized each period over the amortization period, and will only reverse when the goodwill is eliminated through a sale, impairment, or reclassification from an indefinite-lived asset to a finite-lived asset.

Discontinued Operations

Regenerative Medicine - China segment

In 2009, we operated our Regenerative Medicine-China business in the People’s Republic of China (“China” or “PRC”) through our subsidiary, a wholly foreign owned entity (“WFOE”) and entered into contractual arrangements with certain variable interest entities (“VIEs”). Foreign companies have commonly used VIE structures to operate in the PRC, and while such structures are not uncommon, they had drawn greater scrutiny from the local Chinese business community in the PRC who urged the PRC State Council to restrict the use of these structures. In addition, in December 2011, China’s Ministry of Health announced its intention to more tightly regulate stem cell clinical trials and stem cell therapeutic treatments in the PRC, which created uncertainty regarding the ultimate regulatory environment in the PRC. Accordingly, we took steps to restrict, and ultimately eliminate our regenerative medicine business in the PRC. As a result of these steps, we discontinued our operations in our Regenerative Medicine-China business. We determined that any liability arising from the activities of the WFOE and the VIEs will likely be limited to the net assets currently held by each entity.

The operations and cash flows for the Regenerative Medicine - China business for the three months ended March 31, 2012 were reported in discontinued operations. For the three months ended March 31, 2012, the loss from discontinued operations was $1.7 million, and included a $1.1 million loss on exit of segment.

Pharmaceutical Manufacturing - China segment

On November 13, 2012, we completed the divestiture (the “Erye Sale”) of our 51% interest (the “Erye Interest”) in Suzhou Erye Pharmaceuticals Company Ltd., a Sino-foreign equity joint venture with limited liability organized under the laws of the PRC primarily engaged in the manufacture of generic antibiotics (“Erye”), to Suzhou Erye Economy & Trading Co., Ltd., a limited liability company organized under the laws of the PRC (“EET”), and Highacheive Holdings Limited, a limited liability company organized under the laws of the British Virgin Islands (“Highacheive” and together with EET, each a “Purchaser” and collectively the “Purchasers”). The Erye Sale was consummated pursuant to the terms and conditions of the Equity Purchase Agreement, dated as of June 18, 2012 (as amended, the “Equity Purchase Agreement”), by and among NeoStem, China Biopharmaceuticals Holdings, Inc., a wholly-owned subsidiary of NeoStem (“CBH”), EET, Highacheive, Fullbright Finance Limited, a limited liability company organized under the laws of the British Virgin Islands (“Fullbright”), and Erye. Pursuant to the Equity Purchase Agreement, the aggregate purchase price paid to us by the Purchasers for the Erye Interest consisted of (i) $12.3 million in cash, (ii) the return to us of 104,000 shares of NeoStem common stock and (iii) the cancellation of 117,000 options and 64,000 warrants to purchase our common stock. The fair value of the shares was based on our closing price on the date of sale, and was recorded as Treasury Stock in our balance sheet. The fair values of the canceled options and warrants were based on the Black-Scholes values on the date of sale, and were recorded against Additional Paid in Capital in the accompanying balance sheet.  This transaction resulted in a loss on exit of segment of $3.4 million, which was recorded in the fourth quarter of 2012.

The operations and cash flows of the Pharmaceutical Manufacturing - China business were eliminated from ongoing operations with the sale of the Company's 51% interest in Erye. The operating results of the Pharmaceutical Manufacturing - China business for the three and six months ended June 30, 2012 were classified as discontinued operations. For the three and six months ended June 30, 2012, net loss from discontinued operations were $26.2 million and $25.7 million, respectively.

Noncontrolling Interests

Index

In connection with accounting for our 51% interest in Erye, which is reported in discontinued operations, we account for the 49% minority shareholder share of Erye's net income or loss with a charge to Noncontrolling Interests. For the three months ended June 30, 2012, Erye's minority shareholders' share of net loss totaled approximately $12.8 million. For the six months ended June 30, 2012, Erye's minority shareholders' share of net loss totaled approximately $12.6 million. On November 13, 2012, we completed the divestiture of our 51% interest in Erye.

In March 2011, we acquired rights to use patents under licenses from Becton, Dickinson and Company in exchange for an approximately 20% interest in PCT’s Athelos subsidiary. For the three months ended June 30, 2013 and 2012, Becton’s minority shareholder’s share of Athelos’ net loss totaled approximately $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2013 and 2012, Becton’s minority shareholder’s share of Athelos’ net loss totaled approximately $0.1 million and $0.2 million, respectively.

Preferred Dividends

The Convertible Redeemable Series E Preferred Stock called for annual dividends of 7% based on the stated value of the preferred stock. We recorded dividends of approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2012. The Series E Preferred Stock was fully redeemed in October 2012.

Analysis of Liquidity and Capital Resources

At June 30, 2013 we had a cash balance of approximately $14.7 million, working capital of approximately $8.1 million, and shareholders’ equity of approximately $33.5 million.

During the six months ended June 30, 2013, we met our immediate cash requirements through revenue generated from our PCT operations, existing cash balances, the completion of an underwritten common stock offering (which raised an aggregate of $11.5 million, before deducting underwriting discounts and commissions and offering expenses payable by us), the issuance of common stock under the provisions of our equity line of credit with Aspire (which raised an aggregate of approximately $3.8 million), warrant exercises (which raised approximately $0.1 million), and the use of equity and equity-linked instruments to pay for services and compensation.

Net cash provided by or used in operating, financing and investing activities from continuing operations were as follows (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash used in operating activities - continuing operations	$(13,125.8)	$(9,844.4)
Net cash used in investing activities - continuing operations	(268.5)	(176.0)
Net cash provided by financing activities - continuing operations	14,379.3	8,497.8

Operating Activities - Continuing Operations

Our cash used in operating activities - continuing operations in the six months ended June 30, 2013 totaled approximately $13.1 million, which is the sum of (i) our net loss from continuing operations of $17.5 million, and adjusted for non-cash expenses totaling $4.5 million (which includes adjustments for equity-based compensation and depreciation and amortization), and (ii) changes in operating assets and liabilities providing approximately $0.2 million.

Our cash used in operating activities - continuing operations in the six months ended June 30, 2012 totaled approximately $9.8 million, which is the sum of (i) our net loss from continuing operations of $15.2 million, and adjusted for non-cash expenses totaling $5.3 million (which includes adjustments for equity-based compensation and depreciation and amortization), and (ii) changes in operating assets and liabilities providing approximately $0.05 million.

Investing Activities - Continuing Operations

During the six months ended June 30, 2013, we spent approximately $0.3 million for property and equipment. During the six months ended June 30, 2012, we spent approximately $0.2 million for property and equipment.

Index

Financing Activities - Continuing Operations

During the six months ended June 30, 2013 , our financing activities consisted of the following:

•
We raised $11.5 million (or $10.5 million in net proceeds after deducting underwriting discounts and commissions and offering expenses) through an underwritten offering of 2.3 million shares of our common stock at a public offering price of $5.00 per share.

•	We raised gross proceeds of approximately $3.8 million through the issuance of 654,255 shares of Common Stock under the provisions of our equity line of credit with Aspire.

•
We raised approximately $0.1 million from the exercise of approximately 20,761 warrants. To induce the exercise of certain of these warrants, we provided consideration to the warrant holders in the form of cash.

During the six months ended June 30, 2012, our financing activities consisted of the following:

•
We raised $6.8 million (or $6.0 million in net proceeds after deducting underwriting discounts and offering expenses) through an underwritten offering of 1.7 million units, each unit consisting of one share of common stock and a five year warrant to purchase one share of common stock at an exercise price of $5.10 per share.

•	We raised an aggregate of approximately $1.7 million million in private placements through the issuance of 406,818 million units, each unit consisting of one share of common stock and on warrant.

•	We raised an aggregate of approximately $2.3 million million in private placements through the issuance of 346,540 million shares of common stock.

•	We paid $1.4 million in cash for principal and dividend payments of our Convertible Redeemable Series E Preferred Stock.
Liquidity and Capital Requirements Outlook

Capital Requirements

We expect to incur substantial additional costs in connection with our cell therapy development initiatives. In particular, Amorcyte is currently enrolling patients at clinical trial sites for its Phase 2 clinical trial for Amorcyte’s lead product candidate, AMR-001, for the treatment of acute myocardial infarction ("AMI"). The trial began enrollment in January 2012, and is expected to cost approximately $19 million over the first two years and anticipated to cost up to approximately $27 million over a five year period, inclusive of internal manufacturing and project management costs. We have incurred approximately $13 million on the Phase 2 trial through June 30, 2013. We are on track to complete enrollment for this study in 2013 with the first data readout available six to eight months after the last patient is infused. As of August 8, 2013, of the 160 patients required for the trial, 120 have been infused.

Liquidity

We anticipate requiring additional capital for strategic transactions and otherwise in order to (i) fund the development of advanced cell therapies, including the development of AMR-001, and (ii) grow the PCT  business, including implementing additional automation capabilities and pursuing plans to establish commercial capacity and expand into Europe. Additionally, we are currently engaged in a build out of each of our MountainView, California and Allendale, New Jersey facilities to include up to five additional clean rooms in order to expand capacity.

To meet our short and long term liquidity needs, we currently expect to use existing cash balances, our revenue generating activities, and a variety of other means. Those other means include the use of our current equity line of credit with Aspire, which as of June 30, 2013, had a remaining amount available to the Company of $12.9 million. Other sources of liquidity could include potential additional warrant exercises, option exercises, issuances of other debt or equity securities in public or private financings, and/or sale of assets. In addition, we will continue to seek as appropriate grants for scientific and clinical studies from the National Institutes of Health, Department of Defense, and other governmental agencies and foundations, but there can be no assurance that we will be successful in qualifying for or obtaining such grants. Our history of operating losses and liquidity challenges, may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of small cap biopharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme

Index

market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations.

In August 2011, the Department of Defense (DoD) Peer Reviewed Medical Research Program (PRMRP) of the Office of the Congressionally Directed Medical Research Programs (CDMRP) awarded NeoStem approximately $1.78 million to be applied towards funding the Company's VSEL ™ Technology, which award will support an investigation of a unique stem cell population, Very Small Embryonic-Like (VSEL) stem cells, for its bone building and regenerative effects in the treatment of osteoporosis. In 2012, a new level of achievement for VSELTM Technology was realized as we received a two year grant totaling approximately $1.2 million for “Repair of Bone Defects with Human Autologous Pluripotent Very Small Embryonic-Like Stem Cells (VSEL)” from the National Institute of Dental and Craniofacial Research (NIDCR), a division of the National Institutes of Health (NIH). Year one funding for this this grant has been awarded for approximately $707,000. This peer-reviewed grant is to support the first NIH approved clinical study of VSELs in humans for which we expect to file an IND with the FDA in late 2013 or early 2014.  In March 2013, we received notice of an award of $300,000 from the National Institute of Allergy and Infectious Diseases (NIAID), a division of NIH, to support year two of the research investigating the use of VSELs for the treatment of acute radiation exposure; approximately $295,000 was previously awarded to support year one of the research.

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

Commitments and Contingencies

The following table summarizes our obligations to make future payments under current contracts as of June 30, 2013 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Mortgages Payable	$3,345.4	$214.1	$449.9	$2,352	$329.4
Capital Lease Obligations	335.5	115.1	220.4	—	—
Operating Lease Obligations	3,016.9	1,002.5	1,435.1	579.3	—
	$6,697.8	$1,331.7	$2,105.4	$2,931.3	$329.4

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes in our critical accounting policies and estimates during the six months ended June 30, 2013, compared to those reported in our 2012 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Index

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

As of June 30, 2013, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed, and as follows:
The Company has agreed to issue equity to certain consultants for services. Effective May 15, 2013 pursuant a six month agreement for consulting services in investor communications and other specified matters, the Company agreed to issue to consultant 10,000 shares of the Company's restricted common stock, vesting ratably throughout the term of the agreement on a monthly basis. Effective June 7, 2013, pursuant to a two month agreement for consulting services in investor relations and other specified matters, the Company agreed to issue to a consultant 15,000 shares of the Company's restricted common stock, vesting as to 5,000 on the effective date and 5,000 at each of the one and two month anniversaries of the effective date. Effective June 12, 2013, pursuant to a two month agreement for consulting services in investor communications, financial and investor public relations, the Company agreed to issue to a consultant 15,000 shares of restricted common stock vesting as to 5,000 shares on the effective date, and as to 5,000 on the one and two month anniversaries of the agreement. Effective July 1, 2013 pursuant to a six month extension for consulting services in information technology and and accounting systems, the Company agreed to issue to consultant 9,000 shares of the Company's restricted common stock, vesting ratably throughout the term of the agreement on a monthly basis. Also effective July 1, 2013, pursuant to a six month extension for consulting services in accounting systems and regulatory compliance, the Company agreed to issue to a consultant 6,000 shares of the Company's restricted common stock, vesting ratably over the term of the agreement on a monthly basis. The issuance of all such securities is or was subject to the approval of the NYSE MKT; the exchange on which the Company's shares of common stock traded on before its move to the NASDAQ Capital Market.
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

NEOSTEM, INC.
FORM 10Q

Exhibit Index

3.1
Amended and Restated Certificate of Incorporation, as amended (as certified March 25, 2011) (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

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

3.4
Certificate of Amendment of Amended and Restated Certificate of Incorporation of NeoStem, Inc., filed with the Secretary of State of the State of Delaware on July 12, 2013 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated July 12, 2013).

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

Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on August 8, 2013.

NEOSTEM, INC.
By: /s/ Robin L. Smith, M.D. Name: Robin L. Smith, M.D. Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robin L. Smith, M.D. Robin L. Smith, M.D.	Director, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	August 8, 2013
/s/ Larry A. May Larry A. May	Chief Financial Officer (Principal Financial Officer)	August 8, 2013
/s/ Joseph Talamo Joseph Talamo	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	August 8, 2013