Form 10-Q
period 2013-09-30
NeoStem, Inc.
filed 2013-11-07
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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
Yes  ☐     No  ☒
27,141,894 SHARES. $.001 PAR VALUE, AS OF November 6, 2013

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

Index

All references in this Quarterly Report on Form 10-Q to “we,” “us,” the “Company” and “NeoStem” mean NeoStem, Inc., including subsidiaries and predecessors, except where it is clear that the term refers only to NeoStem, Inc. This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, without limitation, , (i) our ability to manage our business despite operating losses and cash outflows; (ii) our ability to obtain sufficient capital or strategic business arrangements to fund our operations and expansion plans, including meeting our financial obligations under various licensing and other strategic arrangements, the funding of our clinical trials for AMR-001 and Tregs, and the commercialization of the relevant technology; (iii) our ability to build the management and human resources and infrastructure necessary to support the growth of our business; (iv) our ability to integrate our acquired businesses successfully and grow such acquired businesses as anticipated, including expanding our PCT business internationally; (v) whether a large global market is established for our cellular-based products and services and our ability to capture a share of this market; (vi) competitive factors and developments beyond our control; (vii) scientific and medical developments beyond our control; (viii) our ability to obtain appropriate governmental licenses, accreditations or certifications or comply with healthcare laws and regulations or any other adverse effect or limitations caused by government regulation of our business; (ix) whether any of our current or future patent applications result in issued patents, the scope of those patents and our ability to obtain and maintain other rights to technology required or desirable for the conduct of our business; (x) whether any potential strategic benefits of various licensing transactions will be realized and whether any potential benefits from the acquisition of these licensed technologies will be realized; (xi) the results of our development activities, including our current Phase 2 clinical trial of AMR-001; (xii) our ability to complete our Phase 2 clinical trial of AMR-001 (or initiate future trials) in accordance with our estimated timeline due to delays associated with enrolling patients due to the novelty of the treatment, the size of the patient population and the need of patients to meet the inclusion criteria of the trial or otherwise; and (xiii) the other factors discussed in “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission (“the SEC”) on March 11, 2013, and elsewhere in the Annual Report on Form 10-K.

On June 28, 2013, the Company’s board of directors unanimously approved a 1-for-10 reverse stock split of the Company’s common stock, which the Company effected on July 16, 2013. All share and per share amounts of common stock, options and warrants in the accompanying financial statements have been restated for all periods to give retroactive effect to the reverse stock split.

Index

Index

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$16,946,200	$13,737,452
Accounts receivable, net of allowance for doubtful accounts of $393,524 and $626,054 at September 30, 2013 and December 31, 2012, respectively	1,394,498	1,053,604
Inventory	529,366	1,113,025
Prepaids and other current assets	1,466,677	803,135
Total current assets	20,336,741	16,707,216
Property, plant and equipment, net	11,331,485	11,153,143
Goodwill	11,117,770	11,117,770
Intangible assets, net	14,026,919	14,480,827
Other assets	973,294	947,307
Total assets	$57,786,209	$54,406,263
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$3,091,287	$2,555,240
Accrued liabilities	2,231,848	2,284,813
Notes payable	402,813	202,558
Mortgages payable	3,288,181	3,438,475
Unearned revenues	1,021,942	1,468,341
Total current liabilities	10,036,071	9,949,427
Long-term Liabilities
Deferred income taxes	4,091,447	3,599,122
Notes payable	348,299	171,528
Derivative liabilities	114,108	101,156
Acquisition-related contingent consideration	7,550,000	7,550,000
Other long-term liabilities	511,889	214,871
Total long-term liabilities	12,615,743	11,636,677
Commitments and Contingencies
EQUITY
Stockholders' Equity
Preferred stock, authorized, 20,000,000 shares; Series B convertible redeemable preferred stock liquidation value, 1/100 share of common stock, $.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at September 30, 2013 and December 31, 2012	100	100
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding, 21,193,870 and 16,375,365 shares, at September 30, 2013 and December 31, 2012, respectively	21,194	16,375
Additional paid-in capital	260,212,091	231,218,615
Treasury stock, at cost	(694,767)	(665,600)
Accumulated deficit	(223,839,053)	(197,392,361)
Total NeoStem, Inc. stockholders' equity	35,699,565	33,177,129
Noncontrolling interests	(565,170)	(356,970)
Total equity	35,134,395	32,820,159
Total liabilities and equity	$57,786,209	$54,406,263
See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$3,706,918	$4,433,961	$10,590,237	11,578,783
Cost of revenues	2,975,935	3,747,490	9,603,048	9,439,185
Gross profit	730,983	686,471	987,189	2,139,598

Research and development	4,486,389	2,828,210	11,619,843	7,490,002
Selling, general, and administrative	5,557,425	5,947,264	15,681,731	17,092,493
Operating expenses	10,043,814	8,775,474	27,301,574	24,582,495

Operating loss	(9,312,831)	(8,089,003)	(26,314,385)	(22,442,897)

Other income (expense):
Other income (expense), net	179,605	(74,881)	248,161	36,924
Interest expense	(98,618)	(384,168)	(208,023)	(1,359,187)
	80,987	(459,049)	40,138	(1,322,263)

Loss from continuing operations before provision for income taxes and noncontrolling interests	(9,231,844)	(8,548,052)	(26,274,247)	(23,765,160)
Provision for income taxes	44,757	—	492,325	—
Net loss from continuing operations	(9,276,601)	(8,548,052)	(26,766,572)	(23,765,160)
Income (loss) from discontinued operations - net	—	152,095	—	(27,260,584)
Net loss	(9,276,601)	(8,395,957)	(26,766,572)	(51,025,744)

Less - loss from continuing operations attributable to noncontrolling interests	(205,844)	(59,572)	(319,880)	(248,294)
Less - income (loss) from discontinued operations attributable to noncontrolling interests	—	74,524	—	(12,513,069)
Net loss attributable to NeoStem, Inc.	(9,070,757)	(8,410,909)	(26,446,692)	(38,264,381)
Warrant inducement	—	(1,012,819)	—	(1,012,819)
Preferred dividends	—	(67,197)	—	(263,432)
Net loss attributable to NeoStem, Inc. common stockholders	$(9,070,757)	(9,490,925)	$(26,446,692)	(39,540,632)

Amounts Attributable to NeoStem, Inc. common stockholders:
Loss from continuing operations	$(9,070,757)	(8,488,480)	$(26,446,692)	(23,516,866)
Income (loss) from discontinued operations - net of taxes	—	77,571	—	(14,747,515)
Warrant inducement	—	(1,012,819)	—	(1,012,819)
Preferred dividends	—	(67,197)	—	(263,432)
Net loss attributable to NeoStem, Inc. common stockholders	$(9,070,757)	(9,490,925)	$(26,446,692)	(39,540,632)

Basic and diluted income (loss) per share attributable to NeoStem, Inc. common stockholders:
Continuing operations	$(0.45)	(0.57)	$(1.43)	$(1.79)
Discontinued operations	$—	0.01	$—	(1.12)
NeoStem, Inc. common stockholders	$(0.45)	(0.64)	$(1.43)	$(3.01)
Weighted average common shares outstanding	20,203,934	14,819,708	18,482,413	13,153,306
See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(9,276,601)	$(8,395,957)	$(26,766,572)	$(51,025,744)

Other comprehensive income (loss):
Foreign currency translation elimination on exit of segment	—	—	—	(169,993)
Foreign currency translation	—	(50,128)	—	317,294
Total other comprehensive (loss) income	—	(50,128)	—	147,301

Comprehensive loss	(9,276,601)	(8,446,085)	(26,766,572)	(50,878,443)

Comprehensive loss attributable to noncontrolling interests	(205,844)	(9,611)	(319,880)	(12,610,486)

Comprehensive net loss attributable to NeoStem, Inc. common stockholders	$(9,070,757)	$(8,436,474)	$(26,446,692)	$(38,267,957)

See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total NeoStem, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	10,000	$100	10,932,959	$10,933	$200,957,035	$4,152,343	$(143,094,854)	$—	$62,025,557	$18,106,961	$80,132,518
Net loss	—	—	—	—	—	—	(38,264,381)	—	(38,264,381)	(12,761,363)	(51,025,744)
Foreign currency translation	—	—	—	—	—	(3,576)	—	—	(3,576)	150,877	147,301
Share-based compensation	—	—	263,403	263	5,470,903	—	—	—	5,471,166	—	5,471,166
Net proceeds from issuance of common stock	—	—	2,876,561	2,878	12,157,349	—	—	—	12,160,227	—	12,160,227
Proceeds from warrant exercises	—	—	1,016,052	1,016	5,924,915	—	—	—	5,925,931	—	5,925,931
Warrant inducements	—	—	145,895	146	(43,862)	—	—	—	(43,716)	—	(43,716)
Repayment of Series E Preferred Principal and Dividends	—	—	279,238	279	1,201,938	—	(263,432)	—	938,785	—	938,785
Balance at September 30, 2012	10,000	$100	15,514,108	$15,515	$225,668,278	$4,148,767	$(181,622,667)	$—	$48,209,993	$5,496,475	$53,706,468

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total NeoStem, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	10,000	$100	16,375,365	$16,375	$231,218,615	$—	$(197,392,361)	$(665,600)	$33,177,129	$(356,970)	$32,820,159
Net loss	—	—	—	—	—	—	(26,446,692)	—	(26,446,692)	(319,880)	(26,766,572)
Share-based compensation	—	—	451,666	452	5,441,166	—	—	(29,167)	5,412,451	—	5,412,451
Net proceeds from issuance of common stock	—	—	3,949,255	3,949	21,513,473	—	—	—	21,517,422	—	21,517,422
Proceeds from option exercises	—	—	16,369	16	86,642	—	—	—	86,658	—	86,658
Proceeds from warrant exercises	—	—	401,215	402	2,125,889	—	—	—	2,126,291	—	2,126,291
Warrant inducements	—	—	—	—	(62,014)	—	—	—	(62,014)	—	(62,014)
Change in ownership in subsidiary	—	—	—	—	(111,680)	—	—	—	(111,680)	111,680	—
Balance at September 30, 2013	10,000	$100	21,193,870	$21,194	$260,212,091	$—	$(223,839,053)	$(694,767)	$35,699,565	$(565,170)	$35,134,395

See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(26,766,572)	$(51,025,744)
Loss from discontinued operations	—	27,260,584
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock, stock options and warrants issued as payment for compensation, services rendered	5,412,451	5,471,166
Depreciation and amortization	1,197,801	1,160,596
Amortization of preferred stock discount and issuance cost	—	1,195,217
Changes in fair value of derivative liability	12,952	(46,910)
Loss on disposal of assets	—	12,964
Bad debt (recovery) expense	(232,531)	328,003
Deferred income taxes	492,325	—
Changes in operating assets and liabilities, net of the effect of acquisitions:
Prepaid expenses and other current assets	(663,543)	4,337
Accounts receivable	(108,363)	(1,112,107)
Inventory	583,659	199,700
Unearned revenues	(446,399)	(368,510)
Other assets	421	(187,123)
Accounts payable, accrued expenses and other current liabilities	780,100	711,997
Net cash used in operating activities - continuing operations	(19,737,699)	(16,395,830)
Net cash provided by operating activities - discontinued operations	—	12,168,199
Net cash used in operating activities	(19,737,699)	(4,227,631)
Cash flows from investing activities:
Cash received in divestiture	—	2,728,000
Acquisition of property and equipment	(948,644)	(197,577)
Net cash (used in) provided by investing activities - continuing operations	(948,644)	2,530,423
Net cash used in investing activities - discontinued operations	—	(5,218,531)
Net cash used in investing activities	(948,644)	(2,688,108)
Cash flows from financing activities:
Proceeds from exercise of options	86,658	—
Proceeds from exercise of warrants	2,126,291	5,925,931
Net proceeds from issuance of capital stock	21,517,422	12,160,227
Repayment of mortgage loan	(150,294)	(141,353)
Proceeds from notes payable	709,741	223,433
Repayment of notes payable	(332,713)	(187,956)
Repayment of preferred stock	—	(2,258,852)
Payment of dividend	—	(56,850)
Payment for warrant inducement	(62,014)	(43,716)
Net cash provided by financing activities - continuing operations	23,895,091	15,620,864
Net cash used in financing activities - discontinued operations	—	(5,198,330)
Net cash provided by financing activities	23,895,091	10,422,534
Impact of changes of foreign exchange rates	—	(72,136)
Net increase in cash and cash equivalents	3,208,748	3,434,659
Cash and cash equivalents at beginning of period	13,737,452	12,745,432
Cash and cash equivalents at end of period	16,946,200	16,180,091

Index

Less cash and cash equivalents of discontinued operations at end of period	—	10,789,480
Cash and cash equivalents of continuing operations at end of period	$16,946,200	$5,390,611

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$202,800	$1,655,600
Taxes	—	1,841,400
Supplemental Schedule of non-cash investing activities:
Capitalized interest	—	154,700
Supplemental schedule of non-cash financing activities
Common stock issued pursuant to the redemption of Convertible Redeemable Series E 7% Preferred Stock	—	1,026,600
Common stock issued in payment of dividends for the Convertible Redeemable Series E 7% Preferred Stock	—	175,700

See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1  – The Business

Overview

NeoStem, Inc. (“we,” “NeoStem” or the “Company”) is a leader in the emerging cellular therapy industry. Cellular therapy addresses the process by which new cells are introduced into a tissue and administered to prevent or treat disease, or regenerate damaged or aged tissue. Modern cell-based therapies have progressed from the first recorded human to human blood transfusion 200 years ago through to the advanced cellular therapies of today including bone marrow and organ transplantation, tissue banking and reproductive in vitro fertilization and future therapies being investigated to treat cancer, cardiologic, neurologic, ophthalmic and orthopedic diseases among others. We anticipate that cellular therapies will have a large role in changing the natural history of the fight against chronic disease and in lessening the economic burden that these diseases pose to modern society.

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

Progenitor Cell Therapy, LLC, our wholly owned subsidiary (“PCT”), is a leading CDMO in the cellular therapy industry. Since its inception, PCT has provided pre-clinical and clinical current Good Manufacturing Practice (“cGMP”) development and manufacturing services to over 100 clients advancing regenerative medicine product candidates through rigorous quality standards all the way through to human testing. PCT's core competencies in the cellular therapy industry include manufacturing of cell therapy-based products, product and process development, cell and tissue processing, regulatory support, storage, distribution and delivery and consulting services. PCT has two cGMP, state-of-the art cell therapy research, development, and manufacturing facilities in New Jersey and California, serving the cell therapy community with integrated and regulatory compliant distribution capabilities. Expansion work currently in progress at PCT's New Jersey and California facilities is expected to be completed during the first quarter of 2014. The Company intends to pursue commercial expansion of our manufacturing operations both in the U.S. and internationally.

Our wholly-owned subsidiary, Amorcyte, LLC (“Amorcyte”), is developing AMR-001 for the treatment of cardiovascular disease. AMR-001 represents Amorcyte's most clinically advanced therapeutic product candidate and enrollment for the Phase 2 PreSERVE clinical trial to investigate AMR-001's safety and efficacy in preserving heart function after a particular type of acute myocardial infarction (“AMI”) commenced in 2012. We are on track to complete patient enrollment for this study in 2013 with the first data readout expected six to eight months after the last patient is infused. If approved by the U.S. Food and Drug Administration ("FDA") and/or other worldwide regulatory agencies, AMR-001 would address a significant unmet medical need in the treatment of AMI, potentially improving the quality and longevity of life for those afflicted, and positioning the Company to capture a meaningful share of the worldwide AMI therapy market. Potential congestive heart failure and traumatic brain injury indications for AMR-001 are also being explored.

Through our majority-owned subsidiary, Athelos Corporation (“Athelos”), we are collaborating with Becton-Dickinson and the University of California, San Francisco in early stage clinical development of a therapy that utilizes T-cells, to treat autoimmune and inflammatory conditions. We plan to file an Investigational New Drug Application ("IND") to investigate the clinical feasibility of nTreg-based therapeutics to prevent and/or treat steroid resistant asthma (preparing for Phase 1b/2a trial). Through INDs sponsored by UCSF we also plan to study nTreg-based therapeutics in prevention and/or treatment of type 1 diabetes (Phase 2 IND in preparation), and solid organ transplantation tolerance (Phase 1 IND submitted).

Pre-clinical assets include our VSELTM (Very Small Embryonic Like) Technology platform. We expect to file an IND with the FDA to initiate a National Institutes of Health ("NIH") funded human clinical study to investigate the impact of VSELsTM in a tissue repair application. We are also working on a Department of Defense funded study of VSELsTM for the treatment of chronic wounds. Other preclinical work with VSELsTM includes exploring macular degeneration as a target indication.

NeoStem's origins are in adult stem cell collection and storage and we believe that as new therapeutics are developed utilizing one's own stored cells (autologous), the market penetration rate for the collection and storage business may rise sharply from its current low single digits percentage level, allowing our developing network to scale rapidly if the demand grows.

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of September 30, 2013 and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2012 and 2011 included in our Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Entity	Percentage of Ownership	Location
NeoStem, Inc.	Parent Company	United States of America
NeoStem Therapies, Inc.	100%	United States of America
Stem Cell Technologies, Inc.	100%	United States of America
Amorcyte, LLC	100%	United States of America
Progenitor Cell Therapy, LLC (PCT)	100%	United States of America
NeoStem Family Storage, LLC	100%	United States of America
Athelos Corporation (1)	83.3%	United States of America
PCT Allendale, LLC	100%	United States of America

(1) Pursuant to the Stock Purchase Agreement signed in March 2011, our initial ownership in Athelos was 80.1%, and Becton Dickinson's ("BD") initial minority ownership was 19.9%. Per the Agreement, BD will be diluted based on new investment in Athelos by us (subject to certain anti-dilution provisions). As of September 30, 2013, BD's ownership interest in Athelos was decreased to 16.7%, and our ownership increased to 83.3%. As a result in the change in ownership, approximately $0.1 million was transferred from additional paid in capital to non-controlling interests.

Index

Note 2 – Summary of Significant Accounting Policies

In addition to the policies below, our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. There were no changes during the nine months ended September 30, 2013.

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

Index

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

Clinical Services Reimbursements: The Company separately charges the customers for the expenses associated with certain consumable resources (reimbursable expenses) that are specified in each clinical services contract. On a monthly basis, the Company bills customers for reimbursable expenses and immediately recognizes these billings as revenue, as the revenue is deemed earned as reimbursable expenses are incurred. For the three months ended September 30, 2013 and 2012, clinical services reimbursements were $0.6 million and $0.9 million, respectively. For the nine months ended September 30, 2013 and 2012, clinical services reimbursements were $1.4 million and $2.9 million, respectively.

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

Note 3 – Cash and Cash Equivalents

As of September 30, 2013 and December 31, 2012, the Company had cash and cash equivalents of approximately $16.9 million and $13.7 million, respectively, including bank deposits of approximately $0.7 million and $0.8 million, respectively, covered by the Federal Deposit Insurance Corporation.

Note 4 – Inventories

Inventories, representing work in process for costs incurred on projects at PCT that have not been completed, were $0.5 million and $1.1 million as of September 30, 2013 and December 31, 2012, respectively. The Company also has deferred revenue of approximately $0.7 million and $1.2 million of advance billings received as of September 30, 2013 and December 31, 2012, respectively, related to these contracts.

Note 5 – Loss Per Share

For three and nine months ended September 30, 2013 and 2012, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of loss per share. At September 30, 2013 and 2012, the Company excluded the following potentially dilutive securities:

	September 30,
	2013	2012
Stock Options	2,840,668	2,238,964
Warrants	5,054,302	5,631,418
Series E Preferred Stock, Common stock equivalents	—	236,480
Restricted Shares	92,000	23,200

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

Index

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013, and December 31, 2012 (in thousands):

	September 30, 2013
	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Warrant derivative liabilities	$—	$—	$114.1
Contingent consideration	—	—	7,550.0

	December 31, 2012
	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Warrant derivative liabilities	$—	$—	$101.2
Contingent consideration	—	—	7,550.0

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the three and nine months ended September 30, 2013 by type of instrument (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	Warrants	Contingent Consideration	Warrants	Contingent Consideration
Beginning liability balance	$32.6	$7,550.0	$101.2	$7,550.0
Change in fair value recorded in earnings	81.5	—	12.9	—
Ending liability balance	$114.1	$7,550.0	$114.1	$7,550.0

Index

Some of the Company’s financial instruments are not measured at fair value on a recurring basis, but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, accounts receivable, accounts payable and notes payable, and long-term notes payable and mortgages.

Note 7 – Goodwill and Other Intangible Assets

The Company's goodwill was $11.1 million as of September 30, 2013 and December 31, 2012.

The Company's intangible assets and related accumulated amortization as of September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

		September 30, 2013			December 31, 2012
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	10 years	$1,000.0	$(270.1)	$729.9	$1,000.0	$(195.1)	$804.9
Manufacturing technology	10 years	3,900.0	(1,053.4)	2,846.6	3,900.0	(760.9)	3,139.1
Tradename	10 years	800.0	(216.1)	583.9	800.0	(156.1)	643.9
In process R&D	Indefinite	9,400.0	—	9,400.0	9,400.0	—	9,400.0
VSEL patent rights	19 years	669.0	(202.5)	466.5	669.0	(176.1)	492.9
Total Intangible Assets		$15,769.0	$(1,742.1)	$14,026.9	$15,769.0	$(1,288.2)	$14,480.8

Total intangible amortization expense was classified in the operating expense categories for the periods included below as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	$97.5	$97.5	$292.5	$292.5
Research and development	8.8	8.8	26.4	26.4
Selling, general and administrative	45.0	45.0	135.0	135.0
Total	$151.3	$151.3	$453.9	$453.9

Estimated intangible amortization expense on an annual basis for the succeeding five years is as follow (in thousands):

2013	$151.3
2014	605.2
2015	605.2
2016	605.2
2017	605.2
Thereafter	11,454.8
$14,026.9

Note 8 – Accrued Liabilities

Accrued liabilities as of September 30, 2013 and December 31, 2012 were as follows (in thousands):

Index

	September 30, 2013	December 31, 2012
Salaries, employee benefits and related taxes	$920.8	$1,597.2
Professional fees	654.9	606.6
Other	656.1	81.0
	$2,231.8	$2,284.8

Note 9 – Debt

Notes Payable

As of September 30, 2013 and December 31, 2012, the Company had notes payable of approximately $0.8 million and $0.4 million, respectively. The notes relate to certain insurance policies and equipment financings, require monthly payments, and mature within one to three years.

Mortgages Payable

On October 31, 2007, PCT issued a note to borrow $3.1 million (the “Note”) in connection with its $3.8 million purchase of condominium units in an existing building in Allendale, New Jersey (the “Property”) that PCT uses as a laboratory and stem cell processing facility. The Note is payable in 239 consecutive monthly payments of principal and interest, based on a 20 year amortization schedule; and one final payment of all outstanding principal plus accrued interest then due. The current monthly installment is $20,766, which includes interest at an initial rate of 5.00%; the interest rate and monthly installments payments are subject to adjustment on October 1, 2017. On that date, upon prior written notice, the lender has the option to declare the entire outstanding principal balance, together with all outstanding interest, due and payable in full. The Note is secured by substantially all of the assets of PCT, including a first mortgage on the Property and assignment of an amount approximately equal to eighteen months debt service held in escrow. The Note matures on October 1, 2027 if not called by the lender on October 1, 2017. The note is subject to certain debt service coverage and total debt to tangible net worth financial covenant ratios measured semi-annually. PCT was not in compliance with such covenants at the measurement date of December 31, 2012, and June 30, 2013, and obtained a covenant waiver letter from the lender for each period. The outstanding balance was approximately $2.5 million at September 30, 2013, and $2.6 million at December 31, 2012, respectively, of which $0.1 million is payable within twelve months as of September 30, 2013. The mortgage is classified as a current liability.

On December 6, 2010 PCT Allendale, a wholly-owned subsidiary of PCT, entered into a note for a second mortgage in the amount of $1 million on the Allendale Property with TD Bank, N.A. This loan is guaranteed by PCT, DomaniCell (a wholly-owned subsidiary of PCT, now known as NeoStem Family Storage, LLC), Northern New Jersey Cancer Associates (“NNJCA”) and certain partners of NNJCA and is subject to an annual financial covenant starting December 31, 2011. PCT was not in compliance with such covenants at the measurement date of December 31, 2012, and obtained a covenant waiver letter from the lender. The loan is for 124 months at a fixed rate of 6% for the first 64 months. The loan is callable for a certain period prior to the interest reset date. The outstanding balance was approximately $0.8 million at September 30, 2013, and $0.8 million at December 31, 2012, respectively, of which $0.1 million is payable within twelve months as of September 30, 2013. The mortgage is classified as a current liability.

Note 10 – Preferred Stock

Convertible Redeemable Series E 7% Preferred Stock

On November 19, 2010, the Company sold 10,582,011 Preferred Offering Units consisting of (i) 10,582,011 shares (“Preferred Shares”) of Series E 7% Senior Convertible Preferred Stock (the “Series E Preferred Stock”), par value $0.01 per share, of the Company, (ii) Class E Warrants to purchase an aggregate of 132,249 shares of Common Stock, adjusted to an aggregate of 199,031 shares as of September 30, 2013; and (iii) an aggregate of 16,442 shares of Common Stock. Each Preferred Offering Unit was priced at $0.945 and total gross and net proceeds received by the Company were $10.0 million and $8.9 million, respectively.

Monthly dividend and principal payments began in March 2011, and continued each month thereafter with the final payment due in May 2013. In October 2012, the Company completed the redemption of all 2,351,558 Series E Preferred Stock shares then remaining outstanding , for an aggregate cash redemption price of approximately $3.4 million, $2.5 million of which was funded by money placed into escrow when the Series E Preferred stock was issued in November 2010. The cash redemption included the repayment of $3.1 million outstanding principal, an additional early redemption premium of $0.2 million, which was included in dividends, and $36,000 of accrued interest.

Index

The Company recorded the fair value of the warrants as a long-term derivative liability. The fair values of the warrant derivatives as of September 30, 2013 and December 31, 2012 were $114,100 and $101,200, respectively. The Company reports changes in the fair value of the warrant derivative in earnings within other income (expense), net (see Note 6).

Note 11 – Shareholders' Equity

Reverse Stock Split

On June 28, 2013, pursuant to prior shareholder authorization, the Company’s board of directors unanimously approved a 1-for-10 reverse stock split of the Company’s common stock, which the Company effected on July 16, 2013. All share and per share amounts of common stock, options and warrants in the accompanying financial statements have been restated for all periods to give retroactive effect to the reverse stock split. The shares of common stock retained a par value of $0.001 per share. Accordingly, the stockholders’ deficit reflects the reverse stock split by reclassifying from “common stock” to “Additional paid-in capital” an amount equal to the par value of the decreased shares resulting from the reverse stock split.

Equity Issuances

In September 2011, the Company entered into a Common Stock Purchase Agreement, (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provides that, subject to certain terms and conditions, Aspire Capital is committed to purchase up to an aggregate of $20.0 million worth of shares of the Company’s common stock over the term of the Purchase Agreement (initially 24 months). At the Company’s discretion, it may present Aspire Capital with purchase notices under the Purchase Agreement from time to time, to purchase the Company’s Common Stock, provided certain price and other requirements are met. The purchase price for the shares of stock is based upon one of two formulas set forth in the Purchase Agreement depending on the type of purchase notice we submit to Aspire Capital from time to time, and is based on market prices of the Company’s common stock (in the case of regular purchases) or a discount of 5% applied to volume weighted average prices (in the case of VWAP purchases), in each case as determined by parameters defined in the Purchase Agreement. The Company and Aspire Capital shall not effect any sales under the Purchase Agreement on any date where the closing sales price is less than 75% of the closing sales price on the business day immediately preceding the date of the Purchase Agreement. The Company’s net proceeds will depend on the purchase price and the frequency of the Company’s sales of shares to Aspire Capital; provided, however, that the maximum aggregate proceeds from sales of shares is $20.0 million. The Company’s delivery of purchase notices will be made subject to market conditions, in light of the Company’s capital needs from time to time and under the limitations contained in the Purchase Agreement. As consideration for entering into the Purchase Agreement, effective September 30, 2011, we issued 99,010 shares of our Common Stock to Aspire Capital (the “Commitment Shares”). The issuance of shares of common stock to Aspire Capital pursuant to the Purchase Agreement, including the Commitment Shares, and the sale of those shares from time to time by Aspire Capital to the public, are covered by an effective shelf registration statement on Form S-3.

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

During the nine months ended September 30, 2013, the Company issued 1,639,659 shares of Common Stock under the provisions of its equity line of credit with Aspire for gross proceeds of approximately $11.1 million. As of September 30, 2013, the remaining amount available to the Company under the Purchase Agreement was $5.6 million.

In the second quarter of 2013, the Company completed an underwritten offering of 2.0 million shares of the Company's common stock, at a public offering price of $5.00 per share.  The underwriters also exercised their entire over-allotment option of 0.3 million shares. The Company received gross proceeds of $11.5 million, before deducting underwriting discounts and commissions and offering expenses payable by the Company.

Option Exercises

During the nine months ended ended September 30, 2013, option holders exercised an aggregate of 16,369 options at exercise prices between $4.90 and $5.90 per share for gross proceeds of approximately $0.1 million.

Warrant Exercises

Index

To raise capital on terms that we deemed favorable, during the nine months ended September 30, 2013, the Board authorized certain inducements to warrant holders to exercise outstanding common stock purchase warrants significantly before their expiration dates. The Company determined in each instance that such inducements were modifications of equity instruments, and an incremental fair value of the inducement was determined using the Black-Scholes option pricing model.

During the nine months ended ended September 30, 2013, warrant holders exercised an aggregate of 401,215 warrants at exercise prices between $5.10 and $7.40 per share for gross proceeds of approximately $2.1 million. As an inducement to exercise, we paid certain warrant holders $0.30 per share upon each exercise. The incremental fair value of the inducement recorded was $0.
Stock Options and Warrants

The following table summarizes the activity for stock options and warrants for the nine months ended September 30, 2013:

	Stock Options		Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	2,168,668	$12.85	5,528,761	$15.65

Changes during the Year:
Granted	895,418	7.06	42,835	6.28
Exercised	(16,369)	5.29	(401,215)	5.30
Forfeited	(86,212)	5.51	—	—
Expired	(120,837)	16.99	(116,079)	20.61
Outstanding at September 30, 2013	2,840,668	$11.12	5,054,302	$16.26

During the nine months ended September 30, 2013 and 2012, the Company issued warrants for services as follows ($ in thousands, except share data):

	Nine Months Ended September 30,
	2013	2012
Number of Common Stock Purchase Warrants Issued	20,407	38,500
Value of Common Stock Purchase Warrants Issued	$70.5	$166.2

Restricted Stock

During the nine months ended September 30, 2013 and 2012, the Company issued restricted stock for services as follows ($ in thousands, except share data):

	Nine Months Ended September 30,
	2013	2012
Number of Restricted Stock Issued	452,454	269,727
Value of Restricted Stock Issued	$2,967.7	$1,438.6

The weighted average estimated fair value of restricted stock issued for services in the nine months ended September 30, 2013 and 2012 was $6.56 and $5.33 per share, respectively. The fair value of the restricted stock was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock issuances are generally within one year.

Index

Note 12 – Share-Based Compensation

Share-based Compensation

We utilize share-based compensation in the form of stock options, warrants and restricted stock.  The following table summarizes the components of share-based compensation expense for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of goods sold	$88.8	$19.8	$233.7	$120.1
Research and development	319.9	102.2	667.0	362.4
Selling, general and administrative	1,718.9	1,794.2	4,511.8	4,988.7
Total share-based compensation expense	$2,127.6	$1,916.2	$5,412.5	$5,471.2

Total compensation cost related to nonvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at September 30, 2013 were as follows (dollars in thousands):

	Stock Options	Warrants	Restricted Stock
Unrecognized compensation cost	$3,101.8	$16.2	$588.7
Expected weighted-average period in years of compensation cost to be recognized	4.07	0.24	0.57

Total fair value of shares vested and the weighted average estimated fair values of shares granted for the nine months ended September 30, 2013 and 2012 were as follows (dollars in thousands):

	Stock Options		Warrants
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total fair value of shares vested	$2,470.0	$3,637.8	$123.0	$121.6
Weighted average estimated fair value of shares granted	$4.30	$3.63	$3.45	$4.32

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

Deferred tax liabilities were $4.1 million and $3.6 million as of September 30, 2013 and December 31, 2012, and relate to the taxable temporary differences on the goodwill recognized in the PCT acquisition in 2011, and the in-process R&D intangible asset recognized in the Amorcyte acquisition in 2011. The taxable temporary difference associated with the goodwill, which is tax deductible and will be amortized over 15 years, will continue to increase the deferred tax liability balance over the amortization period, with an associated charge to the tax provision in each period. The deferred tax liabilities will only reverse when these indefinite-lived assets are sold, impaired, or reclassified from an indefinite-lived asset to a finite-lived asset.

Index

As of September 30, 2013, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

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

The operations and cash flows of the Regenerative Medicine - China business were eliminated from ongoing operations as a result of our exit decision, and the Company will not have continuing involvement in this business going forward. The operating results of the Regenerative Medicine – China business for the nine months ended September 30, 2012, which are included in discontinued operations, were as follows (in thousands):

Nine Months Ended September 30, 2012
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

Index

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

The operations and cash flows of the Pharmaceutical Manufacturing - China business were eliminated from ongoing operations with the sale of the Company's Erye Interest. The operating results of the Pharmaceutical Manufacturing - China business for the three and nine months ended September 30, 2012, including the estimated asset impairments based on the definitive agreement purchase price as of September 30, 2012, were as follows (in thousands):

Index

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Revenue	$20,036.4	$57,254.7
Cost of revenues	(11,551.5)	(37,131.5)
Research and development	(611.8)	(2,231.5)
Selling, general, and administrative	(3,514.7)	(9,714.8)
Other expense	(0.9)	(1,008.3)
Provision for income taxes	(1,029.9)	(1,535.4)
Asset impairments	(3,175.5)	(31,170.1)
Loss on sale of segment	—	—
Loss from discontinued operations	$152.1	$(25,536.9)

Note 15 – Related Party Transactions

On November 13, 2012, we and our subsidiary, CBH, sold our 51% ownership interest in Erye to Fullbright and EET (see Note 14). EET was prior to the sale the holder of the minority 49% ownership interest in Erye, and was a party along with our subsidiary CBH to the Joint Venture Agreement which had governed the ownership of the respective interests in Erye. Fullbright is an affiliate of EET. Mr. Shi Mingsheng (a former member of our Board of Directors, and Chairman of the Board of Erye) and Madam Zhang Jian (the General Manager of Erye, and formerly our Vice President of Pharmaceutical Operations) are the principal equity holders of each of EET and Fullbright. Fullbright assigned all its rights and obligations under the Equity Purchase Agreement (except for its obligations in respect of the return of certain NeoStem securities held by it as part of the purchase price, and its obligations in respect of closing deliverables) to Highacheive. As a result of the assignment, the Purchasers of our Erye Interest were EET and Highacheive.

Note 16 – Commitments and Contingencies

Lease Commitments

The Company leases offices, of which certain have escalation clauses and renewal options, and also leases equipment under certain noncancelable operating leases that expire from time to time through 2017.

A summary of future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year as of September 30, 2013 are as follows (in thousands):

Years ended	Operating Leases
2013	$223.1
2014	900.9
2015	726.7
2016	568.6
2017	294.7
Total minimum lease payments	$2,714.0

Expense incurred under operating leases was approximately $0.3 million and $0.4 million for the three months ended September 30, 2013 and 2012, respectively, and $0.9 million and $1.2 million for the nine months ended September 30, 2013 and 2012, respectively.

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

Note 17 – Subsequent Events

Public Offering

On October 3, 2013, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (“Aegis”), providing for the offer and sale in a firm commitment underwritten public offering (the “Offering”) of 5,000,000 shares of the Company's common stock, par value $0.001 per share at a public offering price of $7.00 per share.  The underwriter also exercised its entire over-allotment option of 750,000 shares in accordance with the Underwriting Agreement. The Company received gross proceeds of approximately $40.3 million, before deducting underwriting discounts and commissions and offering expenses payable by the Company. The Offering closed on October 9, 2013.

Option and Warrant Exercises

Subsequent to September 30, 2013, warrant holders exercised an aggregate of 161,951 warrants at exercise prices between $5.10 and $7.00 per share for gross proceeds of approximately $0.9 million, and option holders exercised an aggregate of 15,000 options at exercise prices between $4.00 and $4.40 per share, for gross proceeds of approximately $0.1 million.

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

Overview

NeoStem, Inc. (“we,” “NeoStem” or the “Company”) is a leader in the emerging cellular therapy industry. Cellular therapy addresses the process by which new cells are introduced into a tissue and administered to prevent or treat disease, or regenerate damaged or aged tissue. Modern cell-based therapies have progressed from the first recorded human to human blood transfusion 200 years ago through to the advanced cellular therapies of today including bone marrow and organ transplantation, tissue banking and reproductive in vitro fertilization and future therapies being investigated to treat cancer, cardiologic, neurologic, ophthalmic and orthopedic diseases among others. We anticipate that cellular therapies will have a large role in changing the natural history of the fight against chronic disease and in lessening the economic burden that these diseases pose to modern society.

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

Progenitor Cell Therapy, LLC, our wholly owned subsidiary (“PCT”), is a leading CDMO in the cellular therapy industry. Since its inception, PCT has provided pre-clinical and clinical current Good Manufacturing Practice (“cGMP”) development and manufacturing services to over 100 clients advancing regenerative medicine product candidates through rigorous quality standards all the way through to human testing. PCT's core competencies in the cellular therapy industry include manufacturing of cell therapy-based products, product and process development, cell and tissue processing, regulatory support, storage, distribution and delivery and consulting services. PCT has two cGMP, state-of-the art cell therapy research, development, and manufacturing facilities in New Jersey and California, serving the cell therapy community with integrated and regulatory compliant distribution capabilities. Expansion work currently in progress at PCT's New Jersey and California facilities is expected to be completed during the first quarter of 2014. The Company intends to pursue commercial expansion of our manufacturing operations both in the U.S. and internationally.

Our wholly-owned subsidiary, Amorcyte, LLC (“Amorcyte”), is developing AMR-001 for the treatment of cardiovascular disease. AMR-001 represents Amorcyte's most clinically advanced therapeutic product candidate and enrollment for the Phase 2 PreSERVE clinical trial to investigate AMR-001's safety and efficacy in preserving heart function after a particular type of acute myocardial infarction (“AMI”) commenced in 2012. We are on track to complete patient enrollment for this study in 2013 with the first data readout expected six to eight months after the last patient is infused. If approved by the U.S. Food and Drug Administration ("FDA") and/or other worldwide regulatory agencies, AMR-001 would address a significant unmet medical need in the treatment of AMI, potentially improving the quality and longevity of life for those afflicted, and positioning the Company to capture a meaningful share of the worldwide AMI therapy market. Potential congestive heart failure and traumatic brain injury indications for AMR-001 are also being explored.

Through our majority-owned subsidiary, Athelos Corporation (“Athelos”), we are collaborating with Becton-Dickinson and the University of California, San Francisco in early stage clinical development of a therapy that utilizes T-cells, to treat autoimmune and inflammatory conditions. We plan to file an Investigational New Drug Application ("IND") to investigate the clinical feasibility of nTreg-based therapeutics to prevent and/or treat steroid resistant asthma (preparing for Phase 1b/2a trial). Through INDs sponsored by UCSF we also plan to study nTreg-based therapeutics in prevention and/or treatment of type 1 diabetes (Phase 2 IND in preparation), and solid organ transplantation tolerance (Phase 1 IND submitted).

Pre-clinical assets include our VSELTM (Very Small Embryonic Like) Technology platform. We expect to file an IND with the FDA to initiate a National Institutes of Health ("NIH") funded human clinical study to investigate the impact of VSELsTM in a tissue repair application. We are also working on a Department of Defense funded study of VSELsTM for the treatment of chronic wounds. Other preclinical work with VSELsTM includes exploring macular degeneration as a target indication.

Index

NeoStem's origins are in adult stem cell collection and storage and we believe that as new therapeutics are developed utilizing one's own stored cells (autologous), the market penetration rate for the collection and storage business may rise sharply from its current low single digits percentage level, allowing our developing network to scale rapidly if the demand grows.

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

Results of Operations

Three and Nine Months Ended September 30, 2013 Compared to Three and Nine Months Ended September 30, 2012

Net loss for the three months ended September 30, 2013 was approximately $9.3 million compared to $8.4 million for the three months ended September 30, 2012. Our net losses from continuing operations for the three months ended September 30, 2013 and 2012 were approximately $9.3 million and $8.5 million, respectively. The net income from discontinued operations - net for the three months ended September 30, 2012 were approximately $0.2 million, representing the operations of our former Pharmaceutical Manufacturing - China segment, comprised of our 51% interest in Suzhou Erye, which was sold in the fourth quarter of 2012.

Net loss for the nine months ended September 30, 2013 was approximately $26.8 million compared to $51.0 million for the nine months ended September 30, 2012. Our net losses from continuing operations for the nine months ended September 30, 2013 and 2012 were approximately $26.8 million and $23.8 million, respectively. The net losses from discontinued operations - net for the nine months ended September 30, 2012 were approximately $27.3 million, representing the operations of our former Regenerative Medicine – China segment, which was deconsolidated in the first quarter of 2012, and the operations of our Pharmaceutical Manufacturing - China segment.

Revenues

For the three months ended September 30, 2013, total revenues were approximately $3.7 million compared to $4.4 million for the three months ended September 30, 2012, representing a decrease of $0.7 million, or 16%. Revenues were comprised of the following (in thousands):

	Three Months Ended September 30,
	2013	2012
Clinical Services	$2,241.0	$2,921.8
Clinical Services Reimbursables	649.9	928.0
Processing and Storage Services	816.0	577.9
Other	—	6.3
	$3,706.9	$4,434.0

•
Clinical Services, representing process development and clinical manufacturing services provided by PCT to its various clients, were approximately $2.2 million for the three months ended September 30, 2013 compared to $2.9 million for the three months ended September 30, 2012, representing a decrease of approximately $0.7 million or 23%. The decrease was primarily due to $1.6 million of lower process development revenue, such revenue being recognized on a "completed contract" basis, which was partially offset by $0.9 million of higher clinical manufacturing revenue (which is recognized as services are rendered). Overall, there were approximately 50% more Clinical Services active clients as of September 30, 2013 compared to September 30, 2012.

Index

◦
Process Development Revenue - In accordance with our revenue recognition policy, process development revenue is recognized upon contract completion for certain clinical service contracts (i.e., when the services under a particular contract are completed). In other words, there is no revenue recognized for process development contracts that have not been completed, regardless of the amount of progress billing or the total amount of revenue that will be recognized upon contract completion. During the three months ended September 30, 2013, the majority of process development contracts had not been completed, resulting in the deferral of approximately $0.6 million of process development revenue as of September 30, 2013. As a result, only $0.2 million of process development revenue was recognized during the quarter. Conversely, during the three months ended September 30, 2012, more process development contracts had been completed, resulting in approximately $1.8 million in process development revenue recognition. Process development revenue will continue to fluctuate from period to period as a result of our process development revenue recognition policy.

◦
Clinical Manufacturing Revenue - Clinical manufacturing revenues were approximately $2.0 million for the three months ended September 30, 2013, compared to $1.1 million for the three months ended September 30, 2012. The increase is primarily due to an increase in the number of patients our customers have enrolled and treated in clinical trials.

•
Clinical Services Reimbursables, representing reimbursement of expenses for certain consumables incurred on behalf of our clinical service revenue clients, were approximately $0.6 million for the three months ended September 30, 2013 compared to $0.9 million for the three months ended September 30, 2012, representing a decrease of approximately $0.3 million or 30%. Our reimbursable revenue decrease was impacted by changes in contractual terms with certain clients that shifted clinical service expense reimbursables to a fully absorbed billing rate. Generally, our terms for billing reimbursable expenses do not include significant mark up in the acquisition cost of such consumables, and as a result the impact of changes in this revenue category has little or no impact on our net loss.

•
Processing and Storage Services, representing revenues from our oncology, cord blood, and adult stem cell processing and banking activities, were approximately $0.8 million for the three months ended September 30, 2013 compared to $0.6 million for the three months ended September 30, 2012, representing an increase of approximately $0.2 million or 41%. The increase is primarily attributable to increased revenue from our oncology stem cell processing services.

For the nine months ended September 30, 2013, total revenues were approximately $10.6 million compared to $11.6 million for the nine months ended September 30, 2012, representing a decrease of $1.0 million, or 9%. Revenues were comprised of the following (in thousands):

	Nine Months Ended September 30,
	2013	2012
Clinical Services	$6,720.8	$6,701.2
Clinical Services Reimbursables	1,436.3	2,881.8
Processing and Storage Services	2,433.1	1,976.8
Other	—	19.0
	$10,590.2	$11,578.8

•
Clinical Services were approximately $6.7 million for the nine months ended September 30, 2013 compared to $6.7 million for the nine months ended September 30, 2012, representing no overall change. However, process development revenue decreased approximately $0.9 million, which was offset by approximately $1.0 million of higher clinical manufacturing revenue.

◦
Process Development Revenue - Process development revenues were approximately $2.0 million for the nine months ended September 30, 2013, compared to $2.9 million for the nine months ended September 30, 2012. The decrease is due to fewer process development contracts being completed during the nine months ended September 30, 2013 compared to the prior year period. Process development revenue will continue to fluctuate from period to period as a result of our process development revenue recognition policy.

◦
Clinical Manufacturing Revenue - Clinical manufacturing revenues were approximately $4.6 million for the nine months ended September 30, 2013, compared to $3.7 million for the three months ended September 30, 2012.

Index

The increase is primarily due to an increase in the number of patients our customers have enrolled and treated in clinical trials.

•
Clinical Services Reimbursables were approximately $1.4 million for the nine months ended September 30, 2013 compared to $2.9 million for the nine months ended September 30, 2012, representing a decrease of approximately $1.4 million or 50%. Our reimbursable revenue decrease was impacted by changes in contractual terms with certain clients that shifted clinical service expense reimbursables to a fully absorbed billing rate. Generally, our terms for billing reimbursable expenses do not include significant mark up in the acquisition cost of such consumables, and as a result the impact of changes in this revenue category has little or no impact on our net loss.

•
Processing and Storage Services were approximately $2.4 million for the nine months ended September 30, 2013 compared to $2.0 million for the nine months ended September 30, 2012, representing an increase of approximately $0.5 million or 23%. The increase is primarily attributable to increased revenue from our oncology stem cell processing service.

Cost of Revenues

For the three months ended September 30, 2013, total cost of revenues were approximately $3.0 million compared to $3.7 million for the three months ended September 30, 2012, representing a decrease of $0.8 million or 21%. The decrease is primarily due to fewer third party process development contracts being completed during the three months ended September 30, 2013, resulting in the net deferral of approximately $0.5 million of costs associated with the contracts. Overall, gross profit for the three months ended September 30, 2013 was $0.7 million or 20%, compared to gross profit for the three months ended September 30, 2012 of $0.7 million or 15%. Gross profit percentages generally will increase as clinical service revenue increases. However, gross profit percentages will also fluctuate from period to period due to the mix of service and reimbursable revenues and costs, as well as the timing of our revenue recognition under our clinical services revenue recognition policy.

For the nine months ended September 30, 2013, total cost of revenues were approximately $9.6 million compared to $9.4 million for the nine months ended September 30, 2012, representing an increase of $0.2 million or 2%. The increase is primarily due higher operating costs to support more project initiatives during the nine months ended September 30, 2013 compared to the prior year period, as well as the net recognition of approximately $0.6 million of deferred costs associated with process development contracts during the nine months ended September 30, 2013. Overall, gross profit for the nine months ended September 30, 2013 was $1.0 million or 9%, compared to gross profit for the nine months ended September 30, 2012 of $2.1 million or 18%.

Operating Expenses

     For the three months ended September 30, 2013 operating expenses totaled $10.0 million compared to $8.8 million for the three months ended September 30, 2012, representing an increase of $1.2 million or 14%. Operating expenses were comprised of the following:

•
Research and development expenses were approximately $4.5 million for the three months ended September 30, 2013 compared to $2.8 million for the three months ended September 30, 2012, representing an increase of approximately $1.7 million, or 59%. Research and development expenses associated with our Phase 2 clinical trial for AMR-001 increased by approximately $0.4 million for the three months ended September 30, 2013 compared to the prior year period. The trial was initiated in January 2012 and is expected to complete enrollment in the second half of 2013. Research and development expenses associated with our human Regulatory T cell (“Treg”) platform increased by approximately $0.8 million, and was primarily due to the licensing of patents and collaboration with the third parties to develop Tregs for the treatment of type 1 diabetes, steroid resistant asthma, and organ transplant rejection. Research and development associated with our VSELTM Technology platform, patent-related costs, and engineering and innovation initiatives at PCT to improve scale up, automation, and integration capabilities also increased. Equity-based compensation included in research and development expenses for the three months ended September 30, 2013 and September 30, 2012 were approximately $0.3 million and $0.1 million, respectively.

•
Selling, general and administrative expenses were approximately $5.6 million for the three months ended September 30, 2013 compared to $5.9 million for the three months ended September 30, 2012, representing a decrease of approximately $0.3 million, or 7%. Equity-based compensation included in selling, general and administrative expenses for the three months ended September 30, 2013 was approximately $1.7 million, compared to approximately $1.8 million for the three months ended September 30, 2012, representing a decrease of $0.1 million. Non-equity-based general and administrative expenses for the three months ended September 30, 2013 were approximately $3.8 million, compared to approximately $4.1 million for the three months ended September 30, 2012, representing a decrease of $0.3 million.

Index

For the nine months ended September 30, 2013 operating expenses totaled $27.3 million compared to $24.6 million for the nine months ended September 30, 2012, representing an increase of $2.7 million or 11%. Operating expenses were comprised of the following:

•
Research and development expenses were approximately $11.6 million for the nine months ended September 30, 2013 compared to $7.5 million for the nine months ended September 30, 2012, representing an increase of approximately $4.1 million, or 55%. Research and development expenses associated with our Phase 2 clinical trial for AMR-001 increased by approximately $2.7 million for the nine months ended September 30, 2013 compared to the prior year period. Research and development expenses associated with our Treg platform increased by approximately $0.4 million compared to the prior year period. Research and development associated with our VSELTM Technology platform, patent-related costs, and engineering and innovation initiatives at PCT to improve scale up, automation, and integration capabilities also increased. Equity-based compensation included in research and development expenses for the nine months ended September 30, 2013 and September 30, 2012 were approximately $0.7 million and $0.4 million, respectively.

•
Selling, general and administrative expenses were approximately $15.7 million for the nine months ended September 30, 2013 compared to $17.1 million for the nine months ended September 30, 2012, representing a decrease of approximately $1.4 million, or 8%. Equity-based compensation included in selling, general and administrative expenses for the nine months ended September 30, 2013 was approximately $4.5 million, compared to approximately $5.0 million for the nine months ended September 30, 2012, representing a decrease of $0.5 million. Non-equity-based general and administrative expenses for the nine months ended September 30, 2013 were approximately $11.0 million, compared to approximately $11.6 million for the nine months ended September 30, 2012, representing a decrease of $0.6 million. Selling expenses also decreased $0.4 million compared to the prior year period.

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

Other Income (Expense)

Other income, net for the three months ended September 30, 2013 was approximately $180,000, and other expense, net, for the three months ended September 30, 2012 was $75,000. Other income for the nine months ended September 30, 2013 and September 30, 2012 was approximately $248,000 and $37,000, respectively. Other income (expense), net primarily relates to the revaluation of derivative liabilities that have been established in connection with our formerly outstanding Convertible Redeemable Series E Preferred Stock and the warrants issued in connection therewith.

For the three months ended September 30, 2013 interest expense was $0.1 million compared with $0.4 million for the three months ended September 30, 2012. For the nine months ended September 30, 2013 interest expense was $0.2 million compared with $1.4 million for the nine months ended September 30, 2012. Interest expense in the prior year period was primarily due to the amortization of debt discount related to the Series E Preferred Stock, which was fully redeemed in October 2012.

Provision for Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2013 relate to the taxable temporary differences on the goodwill recognized in the PCT acquisition in 2011, which is being amortized over 15 years for tax purposes. A tax provision will continue to be recognized each period over the amortization period, and will only reverse when the goodwill is eliminated through a sale, impairment, or reclassification from an indefinite-lived asset to a finite-lived asset.

Discontinued Operations

Regenerative Medicine - China segment

In 2009, we operated our Regenerative Medicine-China business in the People’s Republic of China (“China” or “PRC”) through our subsidiary, a wholly foreign owned entity (“WFOE”) and entered into contractual arrangements with certain variable

Index

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

The operations and cash flows of the Pharmaceutical Manufacturing - China business were eliminated from ongoing operations with the sale of the Company's 51% interest in Erye. The operating results of the Pharmaceutical Manufacturing - China business for the three and nine months ended September 30, 2012 were classified as discontinued operations. For the three and nine months ended September 30, 2012, net loss from discontinued operations were $0.2 million and $25.5 million, respectively.

Noncontrolling Interests

In connection with accounting for our 51% interest in Erye, which is reported in discontinued operations, we account for the 49% minority shareholder share of Erye's net income or loss with a charge to Noncontrolling Interests. For the three months ended September 30, 2012, Erye's minority shareholders' share of net loss totaled approximately $0.1 million. For the nine months ended September 30, 2012, Erye's minority shareholders' share of net loss totaled approximately $12.5 million. On November 13, 2012, we completed the divestiture of our 51% interest in Erye.

In March 2011, we acquired rights to use patents under licenses from Becton, Dickinson and Company ("BD") in exchange for a 19.9% interest in our Athelos subsidiary. Pursuant to the Stock Purchase Agreement signed in March 2011, BD's ownership will be diluted based on new investment in Athelos (subject to certain anti-dilution provisions). As of September 30, 2013, BD's ownership interest in Athelos was decreased to 16.7%, and our ownership increased to 83.3%. For the three months ended September 30, 2013 and 2012, Becton’s minority shareholder’s share of Athelos’ net loss totaled approximately $0.2 million and $0.1 million, respectively. For the nine months ended September 30, 2013 and 2012, Becton’s minority shareholder’s share of Athelos’ net loss totaled approximately $0.3 million and $0.2 million, respectively.

Preferred Dividends

The formerly outstanding Convertible Redeemable Series E Preferred Stock called for annual dividends of 7% based on the stated value of the preferred stock. We recorded dividends of approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2012. The Series E Preferred Stock was fully redeemed in October 2012.

Index

Analysis of Liquidity and Capital Resources

At September 30, 2013 we had a cash balance of approximately $16.9 million, working capital of approximately $10.3 million, and shareholders’ equity of approximately $35.7 million.

During the nine months ended September 30, 2013, we met our immediate cash requirements through revenue generated from our PCT operations, existing cash balances, the completion of an underwritten common stock offering (which raised an aggregate of $11.5 million, before deducting underwriting discounts and commissions and offering expenses payable by us), the issuance of common stock under the provisions of our equity line of credit with Aspire (which raised an aggregate of approximately $11.1 million), warrant exercises (which raised approximately $2.1 million), and the use of equity and equity-linked instruments to pay for services and compensation.

Net cash provided by or used in operating, financing and investing activities from continuing operations were as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash used in operating activities - continuing operations	$(19,737.7)	$(16,395.8)
Net cash (used in) provided by investing activities - continuing operations	(948.6)	2,530.4
Net cash provided by financing activities - continuing operations	23,895.1	15,620.9

Operating Activities - Continuing Operations

Our cash used in operating activities - continuing operations in the nine months ended September 30, 2013 totaled approximately $19.7 million, which is the sum of (i) our net loss from continuing operations of $26.8 million, and adjusted for non-cash expenses totaling $6.9 million (which includes adjustments for equity-based compensation and depreciation and amortization), and (ii) changes in operating assets and liabilities providing approximately $0.1 million.

Our cash used in operating activities - continuing operations in the nine months ended September 30, 2012 totaled approximately $16.4 million, which is the sum of (i) our net loss from continuing operations of $23.8 million, and adjusted for non-cash expenses totaling $8.1 million (which includes adjustments for equity-based compensation and depreciation and amortization), and (ii) changes in operating assets and liabilities providing approximately $0.8 million.

Investing Activities - Continuing Operations

During the nine months ended September 30, 2013, we spent approximately $0.9 million for property and equipment. During the nine months ended September 30, 2012, we spent approximately $0.2 million for property and equipment. In addition, during the nine months ended September 30, 2012, we received advance sale proceeds of approximately $2.7 million from the divestiture of Erye.

Financing Activities - Continuing Operations

During the nine months ended September 30, 2013, our financing activities consisted of the following:

•
We raised $11.5 million (or $10.5 million in net proceeds after deducting underwriting discounts and commissions and offering expenses) through an underwritten offering of 2.3 million shares of our common stock at a public offering price of $5.00 per share.

•	We raised gross proceeds of approximately $11.1 million through the issuance of approximately 1.6 million shares of Common Stock under the provisions of our equity line of credit with Aspire.

•	We raised approximately $0.1 million from the exercise of 16,369 options.

•	We raised approximately $2.1 million from the exercise of 401,215 warrants. To induce the exercise of certain of these warrants, we provided consideration to the warrant holders in the form of cash.

Index

During the nine months ended September 30, 2012, our financing activities consisted of the following:

•
We raised $6.8 million (or $6.0 million in net proceeds after deducting underwriting discounts and offering expenses) through an underwritten offering of 1.7 million units, each unit consisting of one share of common stock and a five year warrant to purchase one share of common stock at an exercise price of $5.10 per share.

•
We raised an aggregate of approximately $6.1 million in private placements through the issuance of 1.2 million shares of common stock, and 0.8 million five year warrants at exercise prices ranging from $5.10 to $7.40.

•
We raised an aggregate of approximately $5.9 million from the exercise of approximately 1.0 million warrants. To induce the exercise of certain of these warrants, we provided consideration to the warrant holders in the form of either cash, stock or additional warrants.

•	We paid $2.3 million in cash for principal and dividend payments of our Convertible Redeemable Series E Preferred Stock.
Liquidity and Capital Requirements Outlook

Capital Requirements

We expect to incur substantial additional costs in connection with our cell therapy development initiatives. In particular, Amorcyte is currently enrolling patients at clinical trial sites for its Phase 2 clinical trial for Amorcyte’s lead product candidate, AMR-001, for the treatment of acute myocardial infarction ("AMI"). The trial began enrollment in January 2012, and is expected to cost approximately $19 million over the first two years and anticipated to cost up to approximately $27 million over a five year period, inclusive of internal manufacturing and project management costs. We have incurred approximately $15.6 million on the Phase 2 trial through September 30, 2013. We are on track to complete enrollment for this study in 2013 with the first data readout expected six to eight months after the last patient is infused. As of November 6, 2013, of the 160 patients required for the trial, 147 have been infused.

Liquidity

We anticipate requiring additional capital for strategic transactions and otherwise in order to (i) fund the development of advanced cell therapies, including the development of AMR-001 and our Treg program, and (ii) grow the PCT  business, including implementing additional automation capabilities and pursuing plans to establish commercial capacity and expand into Europe. Additionally, we are currently engaged in a build out of each of our MountainView, California and Allendale, New Jersey facilities to include up to five additional clean rooms in order to expand capacity.

On October 3, 2013, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (“Aegis”), providing for the offer and sale in a firm commitment underwritten public offering (the “Offering”) of 5,000,000 shares of the Company's common stock, par value $0.001 per share at a public offering price of $7.00 per share.  The underwriter also exercised its entire over-allotment option of 750,000 shares in accordance with the Underwriting Agreement. The Company received gross proceeds of $40.3 million, before deducting underwriting discounts and commissions and offering expenses payable by the Company. The Offering closed on October 9, 2013.

To meet our short and long term liquidity needs, we currently expect to use existing cash balances (including $40.3 million in gross proceeds raised in October 2013 through an underwritten public offering), our revenue generating activities, and a variety of other means. Those other means include the use of our current equity line of credit with Aspire, which as of September 30, 2013, had a remaining amount available to the Company of $5.6 million. Other sources of liquidity could include potential additional warrant exercises, option exercises, issuances of other debt or equity securities in public or private financings, and/or sale of assets. In addition, we will continue to seek as appropriate grants for scientific and clinical studies from the National Institutes of Health, Department of Defense, and other governmental agencies and foundations, but there can be no assurance that we will be successful in qualifying for or obtaining such grants. Our history of operating losses and liquidity challenges, may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of small cap biopharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations.

Index

In August 2011, the Department of Defense (DoD) Peer Reviewed Medical Research Program (PRMRP) of the Office of the Congressionally Directed Medical Research Programs (CDMRP) awarded NeoStem approximately $1.78 million to be applied towards funding the Company's VSEL ™ Technology, which award supports an investigation of a unique stem cell population, Very Small Embryonic-Like (VSEL) stem cells, for its bone building and regenerative effects in the treatment of osteoporosis. In 2012, a new level of achievement for VSELTM Technology was realized as we received a two year grant totaling approximately $1.2 million for “Repair of Bone Defects with Human Autologous Pluripotent Very Small Embryonic-Like Stem Cells (VSEL)” from the National Institute of Dental and Craniofacial Research (NIDCR), a division of the National Institutes of Health (NIH). This peer-reviewed grant is to support the first NIH approved clinical study of VSELs in humans for which we expect to file an IND with the FDA in late 2013 or early 2014.  In March 2013, we received notice of an award of $300,000 from the National Institute of Allergy and Infectious Diseases (NIAID), a division of NIH, to support year two of the research investigating the use of VSELs for the treatment of acute radiation exposure; approximately $295,000 was previously awarded to support year one of the research. In September 2013, we received notice of an award of approximately $148,000 from the NIH to support research investigating the use of VSELs for the treatment of scleroderma.

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

Commitments and Contingencies

The following table summarizes our obligations to make future payments under current contracts as of September 30, 2013 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Mortgages Payable	$3,288.1	$210.2	$456.1	$2,320.1	$301.7
Notes Payable	751.1	402.8	345.5	2.8	—
Operating Lease Obligations	2,714.0	897.7	1,379.1	437.2	—
	$6,753.2	$1,510.7	$2,180.7	$2,760.1	$301.7

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes in our critical accounting policies and estimates during the nine months ended September 30, 2013, compared to those reported in our 2012 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Index

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

As of September 30, 2013, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Transition to new stock plan financial reporting system: Effective July 1, 2013, the Company migrated to a new stock plan financial reporting system for the Company’s equity-based compensation expense. This initiative broadened our existing equity-based compensation reporting capabilities, and further integrated our equity-based award administration procedures.

Index

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
There are no material changes to the disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. See the risk factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 under the caption "Item 1 A - Risk Factors."

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed, and as follows:
The Company has agreed to issue equity to certain consultants for services. Effective August 1, 2013 pursuant a six month agreement for consulting services in investor communications and other specified matters, the Company agreed to issue to a consultant 18,000 shares of the Company's restricted common stock, vesting as to one third on each of the effective date, the last day of the third month of the effective date and the last day of the term. Effective September 1, 2013, pursuant to a four month agreement for consulting services in investor relations and other specified matters, the Company agreed to issue to consultant 20,000 shares of the Company's restricted common stock, vesting as to 5,000 shares at the end of each month throughout the term of the agreement. Also effective September 1, 2013, pursuant to a four month extension for consulting services in strategic planning and tactical application of those services and other specified matters, the Company agreed to issue to a consultant 16,000 shares of restricted common stock vesting as to 50% on the effective date and 50% at the end of the term. Also effective September 1, 2013 pursuant to a six month extension for consulting services in investor relations and other specified matters, the Company agreed to issue to consultant 36,000 shares of the Company's restricted common stock, vesting ratably throughout the term of the agreement on a monthly basis. Effective September 17, 2013, pursuant to a one year extension for consulting services assisting the Company with regard to funding from federal and state agencies,and other specified matters, the Company agreed to issue to a consultant 9,000 shares of the Company's restricted common stock, vesting as to 3,000 shares upon execution, 3,000 shares on October 31, 2013 and 3,000 shares on December 31, 2013.  Effective October 17, 2013, pursuant to a two year amendment to a consulting agreement for advisory services in connection with Amorcyte’s Phase 2 Clinical Trial for AMR-001, the Company agreed to issue a four year warrant (the “Warrant”) to purchase up to 20,000 shares of restricted Common Stock (the "Warrant Shares") at $7.05 per share (the closing price of the Common Stock on October 17, 2013, the Commencement Date), to vest over the term of the agreement as to 2,500 Warrant Shares on October 17, 2013 and each third monthly anniversary of the Commencement Date through and including July 17, 2015. Effective November 1, 2013, pursuant to a five month agreement for consulting services in financial and investor relations and other specified matters, the Company agreed to issue to consultant 20,000 shares of the Company's restricted common stock, vesting ratably throughout the term of the agreement on a monthly basis.
The offer and sale by the Company of the securities described above were made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions by an issuer not involving a public offering. The offer and sale of such securities were made without general solicitation or advertising to “accredited investors” as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act and/or pursuant to Regulation D or Regulation S, each promulgated under the Securities Act and may not be resold in the United States or to U.S. persons unless registered under the Securities Act or pursuant to an exemption from registration under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFTEY DISCLOSURES.

Index

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

Index

ITEM 6. EXHIBITS
The exhibits to this Form 10-Q are listed in the Exhibit Index included elsewhere herein.

NEOSTEM, INC.
FORM 10Q

Exhibit Index

3.1
Amended and Restated Certificate of Incorporation of NeoStem, Inc., filed with the Secretary of State of the State of Delaware on October 3, 2013 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 3, 2013).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
10.1	Letter Agreement, dated July 12, 2013, between NeoStem, Inc. and Catherine M. Vaczy, Esq. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 12, 2013).
10.2
Employment Agreement, dated as of July 15, 2013, by and between NeoStem, Inc. and Stephen W. Potter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 15, 2013).

10.3
Employment Agreement, dated as of July 23, 2013 and effective August 5, 2013, by and between NeoStem, Inc., and Douglas W. Losordo, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 5, 2013).

10.4
Amendment dated July 31, 2013 and effective August 5, 2013, by and among Andrew L. Pecora, M.D., FACP, NeoStem, Inc., Progenitor Cell Therapy, LLC and Amorcyte, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 5, 2013).

10.5
Employment Agreement, dated as of August 16, 2013 and effective August 19, 2013, by and between NeoStem, Inc. and Robert Dickey IV (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 19, 2013).

10.6
Amendment dated August 14, 2013 and effective August 19, 2013, by and between NeoStem, Inc. and Larry A. May (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 19, 2013).

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

Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on November 7, 2013.

NEOSTEM, INC.
By: /s/ Robin L. Smith, M.D. Name: Robin L. Smith, M.D. Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robin L. Smith, M.D. Robin L. Smith, M.D.	Director, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	November 7, 2013
/s/ Robert Dickey IV Robert Dickey IV	Chief Financial Officer (Principal Financial Officer)	November 7, 2013
/s/ Joseph Talamo Joseph Talamo	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	November 7, 2013