Form 10-K/A
period 2012-12-31
NeoStem, Inc.
filed 2014-03-13
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL ENDED DECEMBER 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________________   to _________________________

Commission File Number 001-33650

NEOSTEM, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	22-2343568
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

420 LEXINGTON AVE, SUITE 350 NEW YORK, NEW YORK	10170
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: 212-584-4180

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $0.001 per share	NasdaqCM
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
Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 (the last business day of the most recently completed second fiscal quarter of the fiscal year to which this report relates) was approximately $66.1 million, computed by reference to the closing sales price of $0.49 for the common stock on the NYSE MKT reported for such date. Shares held by executive officers, directors and persons known to the registrant actually owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 8, 2013, 168,412,155 shares of the registrant's common stock, par value $0.001 per share, were outstanding (or 16,841,215 shares after giving effect to the registrant's one-for-ten reverse stock split effected July 16, 2013).

EXPLANATORY NOTE
The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this "Amendment"), to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (Commission File Number 001-33650) (the "Original Filing"), as filed by the registrant with the Securities and Exchange Commission (the "SEC"), on March 11, 2013. The purpose of this Amendment is to revise Item 9A. Controls and Procedures to include the Management's Report on Internal Control Over Financial Reporting. Our Management's Report on Internal Control Over Financial Reporting, required pursuant to Item 308 of Regulation S-K, was inadvertently omitted from the Original Filing due to a clerical error even though our management had completed the required assessment of internal control over financial reporting at the time of the Original Filing.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.
No other changes have been made to the Form 10-K other than those described above. This Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

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

(b)  Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

The management of NeoStem, Inc. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the board of directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or because of declines in the degree of compliance with policies or procedures.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992).

As of December 31, 2012, based on management’s assessment, the Company’s internal control over financial reporting was effective.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

EXHIBIT INDEX
The following exhibits are filed with this Amendment No. 1:

31.3†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†	Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 13, 2014.

NEOSTEM, INC.
By:/s/ Robin L. Smith, M.D. Name: Robin L. Smith, M.D. Title: Chief Executive Officer