Form 10-Q
period 2014-03-31
NeoStem, Inc.
filed 2014-05-08
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☒
34,008,862 SHARES. $.001 PAR VALUE, AS OF May 8, 2014

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

Index

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this Quarterly Report on Form 10-Q, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements, although some forward-looking statements are expressed differently. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertaintities and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity or our achievements or industry results, to be materially different from any future results, performance levels of activity or our achievements or industry results expressed or implied by such forward-looking statements. Factors that could cause our actual results to differ materially from anticipated results expressed or implied by forward-looking statements include, among others:

•
our ability to obtain sufficient capital or strategic business arrangements to fund our operations and expansion plans, including meeting our financial obligations under various licensing and other strategic arrangements, the funding of our clinical trials for product candidates in our development programs for our Targeted Immunotherapy Program, our CD34 Cell Program and our T Regulatory Cell Program, and the commercialization of the relevant technology;

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

•
whether any of our current or future patent applications result in issued patents, the scope of those patents and our ability to obtain and maintain other rights to technology required or desirable for the conduct of our business;  our ability to commercialize products without infringing the claims of third party patents;

•	whether any potential strategic benefits of various licensing transactions will be realized and whether any potential benefits from the acquisition of these licensed technologies will be realized;

•	the results of our development activities, including the results of our planned Melapuldencel-T Phase 3 clinical trial, our PreSERVE Phase 2 clinical trial of AMR-001 and planned clinical trials;

•
our ability to complete our other planned clinical trials (or initiate other trials) in accordance with our estimated timelines due to delays associated with enrolling patients due to the novelty of the treatment, the size of the patient population and the need of patients to meet the inclusion criteria of the trial or otherwise;

•	the other factors discussed in “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission (“the SEC”) on March 13, 2014, and elsewhere in the Annual Report on Form 10-K; and

•
The CSC Acquisition and the ongoing operations of our NeoStem Oncology, LLC (see Note 15, Subsequent Events, to the interim financial statements included herein) will subject the combined company to additional risks.  Our Current Report on Form 8-K to be filed on the date hereof reporting the closing of the CSC Acquisition will contain a discussion of the risk factors related to the CSC Acquisition and our NeoStem Oncology, LLC subsidiary.

The factors discussed herein, and in the Company's other periodic filings with the Securities and Exchange Commission (the “SEC”) which are available for review at www.sec.gov under “Search for Company Filings” could cause actual results and developments to be materially different from those expressed or implied by such statements. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index

Index

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$41,359,652	$46,133,759
Accounts receivable, net of allowance for doubtful accounts of $390,118 and $391,829 at March 31, 2014 and December 31, 2013, respectively	1,887,558	1,860,835
Inventory	1,475,812	1,270,223
Prepaid expenses and other current assets	1,833,082	1,561,933
Total current assets	46,556,104	50,826,750
Property, plant and equipment, net	13,790,672	12,844,216
Goodwill	11,117,770	11,117,770
Intangible assets, net	13,724,314	13,875,617
Other assets	1,204,765	1,151,729
Total assets	$86,393,625	$89,816,082
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$3,296,078	$3,354,908
Accrued liabilities	2,381,625	4,018,026
Notes payable	836,219	381,097
Mortgages payable	216,005	213,112
Derivative liabilities	23,175	23,175
Unearned revenues	2,033,116	1,816,601
Total current liabilities	8,786,218	9,806,919
Long-term Liabilities
Deferred income taxes	4,426,635	4,379,226
Notes payable	870,864	531,164
Mortgages payable	2,967,948	3,023,609
Acquisition-related contingent consideration	9,640,000	9,450,000
Other long-term liabilities	635,008	598,729
Total liabilities	27,326,673	27,789,647
Commitments and Contingencies
EQUITY
Stockholders' Equity
Preferred stock, authorized, 20,000,000 shares; Series B convertible redeemable preferred stock liquidation value, 1/100 share of common stock, $.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at March 31, 2014 and December 31, 2013	100	100
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding, 28,593,410 and 27,196,537 shares, at March 31, 2014 and December 31, 2013, respectively	28,594	27,197
Additional paid-in capital	310,377,112	299,594,525
Treasury stock, at cost	(705,742)	(705,742)
Accumulated deficit	(250,055,662)	(236,373,605)
Total NeoStem, Inc. stockholders' equity	59,644,402	62,542,475
Noncontrolling interests	(577,450)	(516,040)
Total equity	59,066,952	62,026,435
Total liabilities and equity	$86,393,625	$89,816,082

See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues	$4,055,575	2,523,912

Costs and expenses:
Cost of revenues	3,825,444	2,392,089
Research and development	4,759,083	3,161,326
Selling, general, and administrative	8,970,016	5,801,872
Total operating costs and expenses	17,554,543	11,355,287

Operating loss	(13,498,968)	(8,831,375)

Other income (expense):
Other income (expense), net	(189,551)	10,606
Interest expense	(94,156)	(43,560)
	(283,707)	(32,954)

Loss before provision for income taxes and noncontrolling interests	(13,782,675)	(8,864,329)
Provision for income taxes	47,409	—
Net loss	(13,830,084)	(8,864,329)

Less - loss attributable to noncontrolling interests	(148,027)	(63,754)
Net loss attributable to NeoStem, Inc. common stockholders	$(13,682,057)	(8,800,575)

Basic and diluted loss per share attributable to NeoStem, Inc. common stockholders	$(0.49)	$(0.53)
Weighted average common shares outstanding	28,120,847	16,698,897

See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(13,830,084)	$(8,864,329)

Total other comprehensive (loss) income	—	—

Comprehensive loss	(13,830,084)	(8,864,329)

Comprehensive loss attributable to noncontrolling interests	(148,027)	(63,754)

Comprehensive net loss attributable to NeoStem, Inc. common stockholders	$(13,682,057)	$(8,800,575)

See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total NeoStem, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	10,000	$100	16,375,365	$16,375	$231,218,615	$—	$(197,392,361)	$(665,600)	$33,177,129	$(356,970)	$32,820,159
Net loss	—	—	—	—	—	—	(8,800,575)	—	(8,800,575)	(63,754)	(8,864,329)
Equity-based compensation	—	—	177,492	178	2,218,352	—	—	—	2,218,530	—	2,218,530
Net proceeds from issuance of common stock	—	—	454,254	455	2,729,808	—	—	—	2,730,263	—	2,730,263
Proceeds from warrant exercises	—	—	20,761	21	105,860	—	—	—	105,881	—	105,881
Warrant inducements	—	—	—	—	(6,239)	—	—	—	(6,239)	—	(6,239)
Balance at March 31, 2013	10,000	$100	17,027,872	$17,029	$236,266,396	$—	$(206,192,936)	$(665,600)	$29,424,989	$(420,724)	$29,004,265

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total NeoStem, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	10,000	$100	27,196,537	$27,197	$299,594,525	$—	$(236,373,605)	$(705,742)	$62,542,475	$(516,040)	$62,026,435
Net loss	—	—	—	—	—	—	(13,682,057)	—	(13,682,057)	(148,027)	(13,830,084)
Equity-based compensation	—	—	329,698	330	3,893,286	—	—	—	3,893,616	—	3,893,616
Net proceeds from issuance of common stock	—	—	804,375	804	5,629,821	—	—	—	5,630,625	—	5,630,625
Proceeds from option exercises	—	—	12,800	13	71,347	—	—	—	71,360	—	71,360
Proceeds from warrant exercises	—	—	250,000	250	1,274,750	—	—	—	1,275,000	—	1,275,000
Change in ownership in subsidiary	—	—	—	—	(86,617)	—	—	—	(86,617)	86,617	—
Balance at March 31, 2014	10,000	$100	28,593,410	$28,594	$310,377,112	$—	$(250,055,662)	$(705,742)	$59,644,402	$(577,450)	$59,066,952

See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(13,830,084)	$(8,864,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	3,893,616	2,218,530
Depreciation and amortization	444,452	554,954
Changes in fair value of derivative liability	—	(10,606)
Change in acquisition-related contingent consideration	190,000	—
Bad debt recovery	(1,711)	—
Deferred income taxes	47,409	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(271,149)	(192,009)
Accounts receivable	(25,012)	167,444
Inventory	(205,589)	(428,549)
Unearned revenues	216,515	346,912
Other assets	(53,035)	(22,986)
Accounts payable, accrued expenses and other liabilities	(1,658,952)	(905,094)
Net cash used in operating activities	(11,253,540)	(7,135,733)
Cash flows from investing activities:
Acquisition of property and equipment	(1,239,606)	(53,571)
Net cash used in investing activities	(1,239,606)	(53,571)
Cash flows from financing activities:
Proceeds from exercise of options	71,360	—
Proceeds from exercise of warrants	1,275,000	105,881
Net proceeds from issuance of common stock	5,630,625	2,730,262
Repayment of mortgage loan	(52,768)	(43,446)
Proceeds from notes payable	958,014	—
Repayment of notes payable	(163,192)	(81,015)
Payment for warrant inducement	—	(6,239)
Net cash provided by financing activities	7,719,039	2,705,443
Net decrease in cash and cash equivalents	(4,774,107)	(4,483,861)
Cash and cash equivalents at beginning of period	46,133,759	13,737,452
Cash and cash equivalents at end of period	41,359,652	9,253,591

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$93,100	$95,700
Taxes	—	—

See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1  – The Business

Overview

NeoStem, Inc. (“we,” “NeoStem” or the “Company”) is a leader in the emerging cellular therapy industry. We are pursuing the preservation and enhancement of human health globally through the development of cell based therapeutics that prevent, treat or cure disease. We have multiple cell therapy platforms that work to address the pathology of disease using a person's own cells to amplify the body's natural repair mechanisms including enhancing the destruction of cancer initiating cells, repairing and replacing damaged or aged tissue, cells and organs and restoring their normal function. We believe that cell therapy will play a large role in changing the natural history of diseases as more breakthrough therapies are developed, ultimately lessening the overall burden of disease on patients and their families as well as the economic burden that these diseases impose upon modern society.

Our business includes the development of novel proprietary cell therapy products, as well as a revenue-generating contract development and manufacturing service business that we leverage for the development of our therapeutics while providing service to other companies in the cell therapy industry developing products. The combination of our own therapeutic development business and a revenue-generating service provider business provides the Company with unique capabilities for cost effective in-house product development and immediate revenue and future cash flow to help underwrite our internal development programs. This business model enables the Company to be opportunistic in growing its pipeline as evidenced by the Company's acquisition in May 2014 through the issuance of equity of California Stem Cell, Inc. ("CSC"), a cell biotechnology corporation that is developing cellular immunotherapies for cancer, an area we view to be one of the most promising sub-sectors in biotechnology. CSC, now known as NeoStem Oncology, LLC, is driving the Company's Targeted Immunotherapy Program for cancer through the development of its lead product candidate, Melapuldencel-T, to treat Stage IV or recurrent melanoma. The Phase 3 protocol is the subject of a Special Protocol Assessment (SPA), indicating that the Food and Drug Administration ("FDA") is in agreement with the design, clinical endpoints, and planned clinical analyses of the Phase 3 trial that will serve as the basis for a Biologics License Application ("BLA"). This protocol calls for enrolling 250 patients and is expected to be initiated in 2014.

We are currently developing therapies to address ischemia through our CD34 Cell Program. Ischemia occurs when the supply of oxygenated blood in the body is restricted. We seek to reverse this restriction through the development and formation of new blood vessels. AMR-001 is our most clinically advanced product candidate in our CD34 Cell Program and is being developed to treat damaged heart muscle following an acute myocardial infarction (heart attack) ("AMI"). In December 2013, the Company completed enrollment in its PreSERVE AMI study. PreSERVE AMI is a randomized, double-blinded, placebo-controlled Phase 2 clinical trial testing AMR-001, an autologous (donor and recipient are the same) adult stem cell product for the treatment of patients with left ventricular dysfunction following acute ST segment elevation myocardial infarction (STEMI). With the last patient of the planned 160 patient trial infused in late December 2013, we expect the last patient six-month follow-up to occur in June 2014. Once the primary end point six-month data is collected, the data set will be locked and analysis will begin with a submission for a possible presentation of the study at the American Heart Association's Scientific Sessions to be held November 15-19, 2014. If approved by Food and Drug Administration (the "FDA ") and/or other worldwide regulatory agencies following successful completion of further trials, AMR-001 would address a significant medical need for which there is currently no effective treatment, potentially improving longevity and quality of life for those suffering a STEMI, and positioning the Company to capture a meaningful share of this worldwide market. We also expect to advance the technology into other clinical indications such as chronic heart failure ("CHF"), traumatic brain injury ("TBI"), and/or critical limb ischemia ("CLI").

Another platform technology we are developing utilizes T Regulatory Cells ("Tregs") to treat diseases caused by imbalances in an individual's immune system.  In collaborating with Becton-Dickinson and the University of California, San Francisco, we are utilizing this technology platform of our majority-owned subsidiary, Athelos Corporation ("Athelos"), to restore immune balance by enhancing Treg cell number and function.  Tregs are a natural part of the human immune system and regulate the activity of T effector cells, the cells that are responsible for protecting the body from viruses and  other foreign antigen exposure. When Tregs function properly, only harmful foreign materials are attacked by T effector cells. In autoimmune disease it is thought that deficient Treg activity permits the T effector cells to attack the body's own tissues, and in allergic diseases, like asthma, the immune system overreacts to harmless foreign substances. We plan to initiate a Phase 2 study of Treg based therapeutics  to treat type 1 diabetes in 2014. We also plan to initiate a Phase 1 study in Canada of Treg based therapeutics in support of a steroid resistant asthma indication in 2014.

Pre-clinical assets include our VSEL TM (Very Small Embryonic Like) Technology regenerative medicine platform. Regenerative medicine holds the promise of improving clinical outcomes and reducing overall  healthcare costs.  We are working

Index

on a Department of Defense funded study of VSELsTM for the treatment of chronic wounds. Other preclinical work with VSELsTM includes exploring macular degeneration as a target indication.

Progenitor Cell Therapy, LLC ("PCT") is a contract manufacturer that generates revenue. This wholly owned subsidiary, which we acquired in 2011, is an industry leader in providing high quality manufacturing capabilities and support to developers of cell-based therapies to enable them to improve efficiencies and profitability and reduce capital investment for their own development activities. Since its inception more than 15 years ago, PCT has provided pre-clinical and clinical current Good Manufacturing Practice (“cGMP”) development and manufacturing services to more than 100 clients. PCT has experience advancing regenerative medicine product candidates from product inception through rigorous quality standards all the way through to human testing, BLA filing and FDA product approval. PCT's core competencies in the cellular therapy industry include manufacturing of cell therapy-based products, engineering and innovation services, product and process development, cell and tissue processing, regulatory support, storage, distribution and delivery and consulting services. PCT has two cGMP, state-of-the art cell therapy research, development, and manufacturing facilities in New Jersey and California, serving the cell therapy community with integrated and regulatory compliant distribution capabilities. The Company is pursuing commercial expansion of our manufacturing operations both in the U.S. and internationally. Additionally, with the acquisition of CSC, PCT can leverage CSC's additional manufacturing capacity in Irvine, California as well as the personnel experience and expertise in immunotherapy to provide additional manufacturing and /or development work to advance NeoStem's platform technology as well as technologies of PCT's client base.

Strategic acquisitions have been the cornerstone of NeoStem’s growth and have been selected in order to provide value to stockholders by taking advantage of the infrastructure we have created which includes strong development, regulatory and manufacturing expertise. By adding Melapuldencel-T, a late stage novel proprietary cancer cell therapy into our pipeline, we look to further advance towards our goal of delivering transformative cell based therapies to the market to help patients suffering from life-threatening medical conditions. Coupled with our best in class manufacturing capability, the stage is set for us to realize meaningful clinical development and manufacturing efficiencies, further positioning NeoStem to lead the cell therapy industry.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2014 and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2013 and 2012 included in our Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Reclassifications

Certain reclassifications have been made to the Consolidated Financial Statements and Notes to the Consolidated Financial Statements for the three months ended March 31, 2013 to conform to the presentation for the three months ended March 31, 2014.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of NeoStem, Inc. and its wholly owned and partially owned subsidiaries and affiliates as listed below.

Index

Entity	Percentage of Ownership	Location
NeoStem, Inc.	Parent Company	United States of America
NeoStem Therapies, Inc.	100%	United States of America
Stem Cell Technologies, Inc.	100%	United States of America
Amorcyte, LLC	100%	United States of America
Progenitor Cell Therapy, LLC (PCT)	100%	United States of America
NeoStem Family Storage, LLC	100%	United States of America
Athelos Corporation (1)	90%	United States of America
PCT Allendale, LLC	100%	United States of America
NeoStem Oncology, LLC (2)	100%	United States of America

(1) Pursuant to the Stock Purchase Agreement signed in March 2011, our initial ownership in Athelos was 80.1%, and Becton Dickinson's ("BD") initial minority ownership was 19.9%. Per the Agreement, BD will be diluted based on new investment in Athelos by us (subject to certain anti-dilution provisions). As of March 31, 2014, BD's ownership interest in Athelos was decreased to 10.0%, and our ownership increased to 90.0%. As a result in the change in ownership, approximately $0.1 million was transferred from additional paid in capital to non-controlling interests.

(2) On May 8, 2014, NeoStem acquired CSC, now known as NeoStem Oncology, LLC (see Note 15, Subsequent Events). Accordingly, the accounts of NeoStem Oncology, LLC are not included in the Company's consolidated financial position as of March 31, 2014 and the results of its consolidated operations and cash flows for the three months ended March 31, 2014 and 2013.

Note 2 – Summary of Significant Accounting Policies

In addition to the policies below, our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no changes during the three months ended March 31, 2014.

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

Index

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

The Company reviews goodwill and indefinite-lived intangible assets at least annually for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company tests its goodwill and indefinite-lived intangible assets each year on December 31. The Company reviews the carrying value of goodwill and indefinite-lived intangible assets utilizing a discounted cash flow model, and, where appropriate, a market value approach is also utilized to supplement the discounted cash flow model. The Company makes assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s estimated fair value. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges. In accordance with it's accounting policy, the Company tested goodwill and indefinite-lived intangible assets for impairment as of December 31, 2013 and 2012 for its two reporting units, and concluded there was no risk of failing step 1 of the goodwill impairment testing evaluation, and that indefinite-lived intangible assets were not impaired.

Amortized intangible assets consist of customer lists, manufacturing technology, and tradename, as well as patents and rights associated primarily with the VSEL™ Technology. These intangible assets are amortized on a straight line basis over their respective useful lives.

Revenue Recognition

Clinical Services: The Company recognizes revenue for its (i) process development and (ii) clinical manufacturing services based on the terms of individual contracts.

Revenues associated with process development services generally contain multiple stages that do not have stand-alone values and are dependent upon one another, and are recognized as revenue on a completed contract basis. We recognize revenues when all of the following conditions are met:

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

Clinical manufacturing services are generally distinct arrangements whereby the Company is paid for time and materials or for fixed monthly amounts. Revenue is recognized when efforts are expended or contractual terms have been met.

Some client agreements include multiple elements, comprised of process development and clinical manufacturing services. The Company believes that process development and clinical manufacturing services each have stand-alone value because these services can be provided separately by other companies. In accordance with ASC Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” the Company (1) separates deliverables into separate units of accounting when deliverables are sold in a bundled arrangement and (2) allocates the arrangement's consideration to each unit in the arrangement based on its relative selling price.

Clinical Services Reimbursements: The Company separately charges the customers for the expenses associated with certain consumable resources (reimbursable expenses) that are specified in each clinical services contract. On a monthly basis, the Company

Index

bills customers for reimbursable expenses and immediately recognizes these billings as revenue, as the revenue is deemed earned as reimbursable expenses are incurred. For the three months ended March 31, 2014 and 2013, clinical services reimbursements were $0.7 million and $0.4 million, respectively.

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

Note 3 – Cash and Cash Equivalents

As of March 31, 2014 and December 31, 2013, the Company had cash and cash equivalents of approximately $41.4 million and $46.1 million, respectively, including bank deposits of approximately $0.7 million and $0.8 million, respectively, covered by the Federal Deposit Insurance Corporation.

Note 4 – Inventories

Inventories, representing work in process for costs incurred on projects at PCT that have not been completed, were $1.5 million and $1.3 million as of March 31, 2014 and December 31, 2013, respectively. The Company also has deferred revenue of approximately $1.6 million and $1.5 million of advance billings received as of March 31, 2014 and December 31, 2013, respectively, related to these contracts.

Note 5 – Loss Per Share

For the three months ended March 31, 2014 and 2013, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of loss per share. At March 31, 2014 and 2013, the Company excluded the following potentially dilutive securities:

	March 31,
	2014	2013
Stock Options	3,912,697	2,631,181
Warrants	4,491,028	5,501,055
Restricted Shares	175,731	35,500

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

Index

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

The fair value of contingent consideration obligations is determined using Level 3 inputs, and is based on a discounted cash flow model using a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on our own assumptions and experience. We base the timing to complete the development and approval of this product on the current development stage of the product and the inherent difficulties and uncertainties in developing a product candidate, such as obtaining U.S. Food and Drug Administration (FDA) and other regulatory approvals. In determining the probability of regulatory approval and commercial success, we utilize data regarding similar milestone events from several sources, including industry studies and our own experience. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense we record in any given period. Changes in the fair value of the contingent consideration obligations are recorded in our consolidated statement of operations. The contingent consideration fair value increased from $9.5 million as of December 31, 2013 to $9.6 million as of March 31, 2014. The change in estimated fair value is based the impact of the time progression through the Phase 2 clinical trial from December 31, 2013 to March 31, 2014.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014, and December 31, 2013 (in thousands):

	March 31, 2014
	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Warrant derivative liabilities	$—	$—	$23.2
Acquisition-related contingent consideration	—	—	9,640.0

	December 31, 2013
	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Warrant derivative liabilities	$—	$—	$23.2
Acquisition-related contingent consideration	—	—	9,450.0

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the three months ended March 31, 2014 by type of instrument (in thousands):

	Three Months Ended
	March 31, 2014
	Warrants	Acquisition-Related Contingent Consideration
Beginning liability balance	$23.2	$9,450.0
Change in fair value recorded in earnings	—	190.0
Ending liability balance	$23.2	$9,640.0

Some of the Company’s financial instruments are not measured at fair value on a recurring basis, but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, accounts receivable, accounts payable. Our long-term debt and notes payable are carried at cost and approximate fair value due to their variable or fixed interest rates, which are consistent with the interest rates in the market.

Index

Note 7 – Goodwill and Other Intangible Assets

The Company's goodwill was $11.1 million as of March 31, 2014 and December 31, 2013.

The Company's intangible assets and related accumulated amortization as of March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

		March 31, 2014			December 31, 2013
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	10 years	$1,000.0	$(320.1)	$679.9	$1,000.0	$(295.1)	$704.9
Manufacturing technology	10 years	3,900.0	(1,248.4)	2,651.6	3,900.0	(1,150.9)	2,749.1
Tradename	10 years	800.0	(256.1)	543.9	800.0	(236.1)	563.9
In process R&D	Indefinite	9,400.0	—	9,400.0	9,400.0	—	9,400.0
VSEL patent rights	19 years	669.0	(220.1)	448.9	669.0	(211.3)	457.7
Total Intangible Assets		$15,769.0	$(2,044.7)	$13,724.3	$15,769.0	$(1,893.4)	$13,875.6

Total intangible amortization expense was classified in the operating expense categories for the periods included below as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenue	$79.2	$97.5
Research and development	27.1	8.8
Selling, general and administrative	45.0	45.0
Total	$151.3	$151.3

Estimated intangible amortization expense on an annual basis for the succeeding five years is as follow (in thousands):

2014	$453.9
2015	605.2
2016	605.2
2017	605.2
2018	605.2
Thereafter	10,849.6
$13,724.3

Note 8 – Accrued Liabilities

Accrued liabilities as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014	December 31, 2013
Salaries, employee benefits and related taxes	$846.4	$2,325.8
Professional fees	775.4	544.8
License Fees	200.0	500.0
Other	559.8	647.4
	$2,381.6	$4,018.0

Index

Note 9 – Debt

Notes Payable

As of March 31, 2014 and December 31, 2013, the Company had notes payable of approximately $1.7 million and $0.9 million, respectively. The notes relate to certain insurance policies and equipment financings, require monthly payments, and mature within one to three years.

Mortgages Payable

In October 2007, PCT issued a note to borrow $3.1 million (the “First Mortgage”) in connection with its $3.8 million purchase of condominium units in an existing building in Allendale, New Jersey (the “Property”) that PCT uses as a laboratory and stem cell processing facility. The First Mortgage is payable in 239 consecutive monthly payments of principal and interest, based on a 20 year amortization schedule; and one final payment of all outstanding principal plus accrued interest then due. The current monthly installment is $20,766, which includes interest at an initial rate of 5.00%; the interest rate and monthly installments payments are subject to adjustment on October 1, 2017. On that date, upon prior written notice, the lender has the option to declare the entire outstanding principal balance, together with all outstanding interest, due and payable in full. The First Mortgage is secured by substantially all of the assets of PCT, including a first mortgage on the Property and assignment of an amount approximately equal to eighteen months debt service held in escrow. The Note matures on October 1, 2027 if not called by the lender on October 1, 2017. The First Mortgage had previously been subject to certain debt service coverage and total debt to tangible net worth financial covenant ratios measured semi-annually. The outstanding balance was approximately $2.4 million and 2.5 million at March 31, 2014 and December 31, 2013, respectively, of which $128,300 is payable within twelve months as of March 31, 2014.

In December 2010 PCT Allendale, a wholly-owned subsidiary of PCT, entered into a note for a second mortgage in the amount of $1 million (the "Second Mortgage") on the Allendale Property with TD Bank, N.A. The initial guarantors of the Second Mortgage were PCT, DomaniCell (a wholly-owned subsidiary of PCT, now known as NeoStem Family Storage, LLC), Regional Cancer Care Associates LLC and certain of its partners. The Second Mortgage had been subject to an annual financial covenant starting December 31, 2011. The Second Mortgage is for 124 months at a fixed rate of 6% for the first 64 months. The loan is callable for a certain period prior to the interest reset date. The outstanding balance was approximately $0.7 million and $0.8 million at March 31, 2014 and December 31, 2013, respectively, of which $87,700 is payable within twelve months as of March 31, 2014.

In December 2013, the Company modified both the First Mortgage and Second Mortgage with TD Bank, N.A., whereby (i) prior debt service coverage and total debt to tangible net worth financial covenant ratios were replaced with a minimum unencumbered liquidity covenant, and (ii) prior guarantors were released (see Note 13) and replaced with NeoStem, PCT, and NeoStem Family Storage. The Company is in compliance with the new minimum unencumbered liquidity covenant.

Note 10 – Shareholders' Equity

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

Equity Issuances

In September 2011, the Company entered into a common stock purchase agreement (the “Initial Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provided that Aspire Capital was committed to purchase up to an aggregate of $20.0 million worth of shares of the Company’s common stock over the 24-month term. In August, 2012, the Initial Purchase Agreement was extended for an additional 24-month term through September 2015. During the three months ended March 31, 2014, the Company issued 0.8 million shares of Common Stock under the provisions the Initial Purchase Agreement with Aspire for gross proceeds of approximately $5.6 million. As of March 31, 2014, the full $20.0 million worth of shares of the Company's stock had been issued under the Initial Purchase Agreement.

Index

In March 2014, the Company entered into a new common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital, which provides that, subject to certain terms and conditions, Aspire Capital is committed to purchase up to an aggregate of $30.0 million worth of shares of the Company’s common stock over the 24-month term. At the Company’s discretion, it may present Aspire Capital with purchase notices from time to time to purchase the Company’s common stock, provided certain price and other requirements are met. The purchase price for the shares of stock was based upon one of two formulas set forth in the Purchase Agreement depending on the type of purchase notice the Company submits to Aspire Capital, and is based on market prices of the Company’s common stock (in the case of regular purchases) or a discount of 5% applied to volume weighted average prices (in the case of VWAP purchases), in each case as determined by parameters defined in the Purchase Agreement. As consideration for entering into the Purchase Agreement, we are obligated to issue 150,000 shares of our common stock to Aspire Capital (the “Commitment Shares”).

Option Exercises

During the three months ended ended March 31, 2014, option holders exercised an aggregate of 12,800 options at at exercise prices between of $5.20 and $6.20 per share for gross proceeds of approximately $0.1 million.

Warrant Exercises

During the three months ended ended March 31, 2014, warrant holders exercised an aggregate of 250,000 warrants at an exercise price of $5.10 per share for gross proceeds of approximately $1.3 million.
Stock Options and Warrants

The following table summarizes the activity for stock options and warrants for the three months ended March 31, 2014:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2013	2,932,191	$11.19	6.8	$1,658.1	4,898,266	$16.50	2.6	$1,811.0

Changes during the Period:
Granted	1,169,200	$7.70			2,722	$12.26
Exercised	(12,800)	$5.58			(250,000)	$5.10
Forfeited	(109,329)	$6.97			(100,108)	$70.00
Expired	(66,565)	$14.77			(59,852)	$57.76
Outstanding at March 31, 2014	3,912,697	$10.22	7.4	$1,896.7	4,491,028	$15.39	2.4	$1,661.5
Vested at March 31, 2014 or expected to vest in the future	3,596,457	$10.46	7.2	$1,848.9	4,491,028	$15.39	2.4	$1,661.5
Vested at March 31, 2014	2,520,755	$11.50	6.5	$1,600.9	4,473,306	$15.42	2.3	$1,661.5

During the three months ended March 31, 2014 and 2013, the Company issued warrants for services as follows ($ in thousands, except share data):

	Three Months Ended March 31,
	2014	2013
Number of Common Stock Purchase Warrants Issued	—	3,913
Value of Common Stock Purchase Warrants Issued	$—	$14.9

Restricted Stock

During the three months ended March 31, 2014 and 2013, the Company issued restricted stock for services as follows ($ in thousands, except share data):

Index

	Three Months Ended March 31,
	2014	2013
Number of Restricted Stock Issued	329,698	177,492
Value of Restricted Stock Issued	$2,511.7	$1,127.9

The weighted average estimated fair value of restricted stock issued for services in the three months ended March 31, 2014 and 2013 was $7.62 and $6.35 per share, respectively. The fair value of the restricted stock was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock issuances are generally within one year.

Note 11 – Share-Based Compensation

Share-based Compensation

We utilize share-based compensation in the form of stock options, warrants and restricted stock.  The following table summarizes the components of share-based compensation expense for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of goods sold	$138.1	$86.4
Research and development	476.8	217.4
Selling, general and administrative	3,278.7	1,914.7
Total share-based compensation expense	$3,893.6	$2,218.5

Total compensation cost related to nonvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at March 31, 2014 were as follows (dollars in thousands):

	Stock Options	Warrants	Restricted Stock
Unrecognized compensation cost	$6,490.0	$46.2	$208.2
Expected weighted-average period in years of compensation cost to be recognized	5.62	1.30	0.35

Total fair value of shares vested and the weighted average estimated fair values of shares granted for the three months ended March 31, 2014 and 2013 were as follows (dollars in thousands):

	Stock Options		Warrants
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
Total fair value of shares vested	$1,927.4	$1,305.0	$8.7	$43.8
Weighted average estimated fair value of shares granted	$5.47	$4.71	$—	$3.82

Note 12 – Income Taxes

As of December 31, 2013, the Company had approximately $110.6 million of Federal NOLs available to offset future taxable income expiring from 2025 through 2033. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s NOLs could be limited in the event of a change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible.  If a change of ownership did occur there would be an annual limitation on the usage of the Company’s losses which are available through 2033.

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

Index

Deferred tax liabilities were $4.4 million and $4.4 million as of March 31, 2014 and December 31, 2013, and relate to the taxable temporary differences on the goodwill recognized in the PCT acquisition in 2011, and the in-process R&D intangible asset recognized in the Amorcyte acquisition in 2011. The taxable temporary difference associated with the goodwill, which is tax deductible and will be amortized over 15 years, will continue to increase the deferred tax liability balance over the amortization period, with an associated charge to the tax provision in each period. The deferred tax liabilities will only reverse when these indefinite-lived assets are sold, impaired, or reclassified from an indefinite-lived asset to a finite-lived asset.

As of March 31, 2014, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

Note 13 – Related Party Transactions

In December 2013, the Company modified both the First Mortgage and Second Mortgage with TD Bank, N.A. (see Note 9). Pursuant to the Loan Modifications, Andrew L. Pecora, M.D., Regional Cancer Care Associates LLC (Dr. Pecora’s medical practice), and certain partners in such practice, have been released as guarantors of the Second Mortgage Loan, and NeoStem has become a guarantor of the Loans pursuant to a Guaranty of Payment delivered by NeoStem to the Lender. Dr. Pecora, currently serves as a NeoStem director, NeoStem’s Chief Visionary Officer, PCT’s Chief Medical Officer and Amorcyte’s Chief Scientific Officer.

Note 14 – Commitments and Contingencies

Lease Commitments

The Company leases offices, of which certain have escalation clauses and renewal options, and also leases equipment under certain noncancelable operating leases that expire from time to time through 2018. In January 2014, the Company signed a new lease for additional space at its current executive offices at 420 Lexington Avenue, New York, NY 10170. The new lease is believed to provide sufficient space for the near future and shall extend through 2018. This property is used as the Company's corporate headquarters.

A summary of future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year as of March 31, 2014 are as follows (in thousands):

Years ended	Operating Leases
2014	$763.0
2015	840.4
2016	682.3
2017	386.9
2018	5.9
Total minimum lease payments	$2,678.5

Expense incurred under operating leases was approximately $0.2 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively.

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

Note 15 – Subsequent Events

Index

California Stem Cell Acquisition

On May 8, 2014 (the “Closing”), NeoStem closed its acquisition (the “CSC Acquisition”) of CSC, pursuant to the terms of the Agreement and Plan of Merger, dated as of April 11, 2014 (the “Merger Agreement”), by and among NeoStem, CSC, NBS Acquisition Sub I, Inc., a Delaware corporation and a wholly-owned subsidiary of NeoStem (“Subco”), NBS Acquisition Sub II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of NeoStem (“Subco II”), and Jason Livingston, solely in his capacity as CSC stockholder representative (together with his permitted successors, the “CSC Representative”).

Pursuant to the Merger Agreement, on the Closing Date, (1) Subco was merged with and into CSC (the “First Merger”) and (2) CSC was then merged with and into Subco II (the “Second Merger”, and collectively with the First Merger, the “Mergers”), with Subco II surviving the Mergers as a wholly-owned subsidiary of NeoStem. At Closing, Subco II changed its legal name to NeoStem Oncology, LLC.

CSC (which after the Mergers is known as NeoStem Oncology, LLC) is a biopharmaceutical company with deep expertise in stem cell biology that is engaged in the development of therapies using a patient’s own, i.e., autologous, cells. To date, CSC’s development efforts have been directed at immunotherapies for cancer, regenerative medicine for motor neuron replacement and dermatology. CSC’s most advanced program is an immunotherapy, Melapuldencel-T, which uses patients’ own tumor cells to maximize the ability of their immune system to identify and eliminate the cancer initiating cells that are capable of reconstituting or developing new tumors (i.e., “cancer stem cells” or “replicating cells”). The focus of that program is the treatment of metastatic melanoma. As a result of encouraging Phase 2 data, CSC expects to initiate a Phase 3 clinical trial later in 2014, for which it has received Special Protocol Assessment (“SPA”) and Fast Track designation, as well as Orphan Drug designation. CSC maintains corporate offices and research facilities in Irvine, California.
Aggregate Merger Consideration

Pursuant to the terms of the Merger Agreement, all shares of CSC common stock (“CSC Common Stock”) and CSC preferred stock (“CSC Preferred Stock”, and collectively with the CSC Common Stock, the “CSC Capital Stock”) outstanding immediately prior to the Closing, and all outstanding unexercised options to purchase CSC Common Stock (“CSC Options”) (treated as if a net exercise had occurred), were canceled and converted into the right to receive, in the aggregate (and giving effect to the liquidation preferences accorded to the CSC Preferred Stock):

(1)	An aggregate of 5,329,593 shares of NeoStem common stock (subject to payment of cash in lieu of fractional shares) (the “Closing Merger Consideration”).

(2)
If payable after the Closing, certain milestone payments in an amount of up to $90 million in the aggregate, payable in shares of NeoStem common stock or cash, in NeoStem’s sole discretion, in the event of the successful completion of certain milestone events in connection with the CSC business acquired by NeoStem (the “Milestone Payments”, and together with the Closing Merger Consideration, the “Merger Consideration”).

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” herein and under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2013.

Overview

NeoStem, Inc. (“we,” “NeoStem” or the “Company”) is a leader in the emerging cellular therapy industry. We are pursuing the preservation and enhancement of human health globally through the development of cell based therapeutics that prevent, treat or cure disease. We have multiple cell therapy platforms that work to address the pathology of disease using a person's own cells to amplify the body's natural repair mechanisms including enhancing the destruction of cancer initiating cells, repairing and replacing damaged or aged tissue, cells and organs and restoring their normal function. We believe that cell therapy will play a large role in changing the natural history of diseases as more breakthrough therapies are developed, ultimately lessening the overall burden of disease on patients and their families as well as the economic burden that these diseases impose upon modern society.

Our business includes the development of novel proprietary cell therapy products, as well as a revenue-generating contract development and manufacturing service business that we leverage for the development of our therapeutics while providing service to other companies in the cell therapy industry developing products. The combination of our own therapeutic development business and a revenue-generating service provider business provides the Company with unique capabilities for cost effective in-house product development and immediate revenue and future cash flow to help underwrite our internal development programs. This business model enables the Company to be opportunistic in growing its pipeline as evidenced by the Company's acquisition in May 2014 through the issuance of equity of California Stem Cell, Inc. ("CSC"), a cell biotechnology corporation that is developing cellular immunotherapies for cancer, an area we view to be one of the most promising sub-sectors in biotechnology. CSC, now known as NeoStem Oncology, LLC, is driving the Company's Targeted Immunotherapy Program for cancer through the development of its lead product candidate, Melapuldencel-T, to treat Stage IV or recurrent melanoma. The Phase 3 protocol is the subject of a Special Protocol Assessment (SPA), indicating that the Food and Drug Administration ("FDA") is in agreement with the design, clinical endpoints, and planned clinical analyses of the Phase 3 trial that will serve as the basis for a Biologics License Application ("BLA"). This protocol calls for enrolling 250 patients and is expected to be initiated in 2014.

We are currently developing therapies to address ischemia through our CD34 Cell Program. Ischemia occurs when the supply of oxygenated blood in the body is restricted. We seek to reverse this restriction through the development and formation of new blood vessels. AMR-001 is our most clinically advanced product candidate in our CD34 Cell Program and is being developed to treat damaged heart muscle following an acute myocardial infarction (heart attack) ("AMI"). In December 2013, the Company completed enrollment in its PreSERVE AMI study. PreSERVE AMI is a randomized, double-blinded, placebo-controlled Phase 2 clinical trial testing AMR-001, an autologous (donor and recipient are the same) adult stem cell product for the treatment of patients with left ventricular dysfunction following acute ST segment elevation myocardial infarction (STEMI). With the last patient of the planned 160 patient trial infused in late December 2013, we expect the last patient six-month follow-up to occur in June 2014. Once the primary end point six-month data is collected, the data set will be locked and analysis will begin with a submission for a possible presentation of the study at the American Heart Association's Scientific Sessions to be held November 15-19, 2014. If approved by Food and Drug Administration (the "FDA ") and/or other worldwide regulatory agencies following successful completion of further trials, AMR-001 would address a significant medical need for which there is currently no effective treatment, potentially improving longevity and quality of life for those suffering a STEMI, and positioning the Company to capture a meaningful share of this worldwide market. We also expect to advance the technology into other clinical indications such as chronic heart failure ("CHF"), traumatic brain injury ("TBI"), and/or critical limb ischemia ("CLI").

Another platform technology we are developing utilizes T Regulatory Cells ("Tregs") to treat diseases caused by imbalances in an individual's immune system.  In collaborating with Becton-Dickinson and the University of California, San Francisco, we are utilizing this technology platform of our majority-owned subsidiary, Athelos Corporation ("Athelos"), to restore immune balance by enhancing Treg cell number and function.  Tregs are a natural part of the human immune system and regulate the activity of T effector cells, the cells that are responsible for protecting the body from viruses and  other foreign antigen exposure. When Tregs function properly, only harmful foreign materials are attacked by T effector cells. In autoimmune disease it is thought that deficient Treg activity permits the T effector cells to attack the body's own tissues, and in allergic diseases, like asthma, the immune system overreacts to harmless foreign substances. We plan to initiate a Phase 2 study of Treg based therapeutics  to treat

Index

type 1 diabetes in 2014. We also plan to initiate a Phase 1 study in Canada of Treg based therapeutics in support of a steroid resistant asthma indication in 2014.

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

Progenitor Cell Therapy, LLC ("PCT") is a contract manufacturer that generates revenue. This wholly owned subsidiary, which we acquired in 2011, is an industry leader in providing high quality manufacturing capabilities and support to developers of cell-based therapies to enable them to improve efficiencies and profitability and reduce capital investment for their own development activities. Since its inception more than 15 years ago, PCT has provided pre-clinical and clinical current Good Manufacturing Practice (“cGMP”) development and manufacturing services to more than 100 clients. PCT has experience advancing regenerative medicine product candidates from product inception through rigorous quality standards all the way through to human testing, BLA filing and FDA product approval. PCT's core competencies in the cellular therapy industry include manufacturing of cell therapy-based products, engineering and innovation services, product and process development, cell and tissue processing, regulatory support, storage, distribution and delivery and consulting services. PCT has two cGMP, state-of-the art cell therapy research, development, and manufacturing facilities in New Jersey and California, serving the cell therapy community with integrated and regulatory compliant distribution capabilities. The Company is pursuing commercial expansion of our manufacturing operations both in the U.S. and internationally. Additionally, with the acquisition of CSC, PCT can leverage CSC's additional manufacturing capacity in Irvine, California as well as the personnel experience and expertise in immunotherapy to provide additional manufacturing and /or development work to advance NeoStem's platform technology as well as technologies of PCT's client base.

Strategic acquisitions have been the cornerstone of NeoStem’s growth and have been selected in order to provide value to stockholders by taking advantage of the infrastructure we have created which includes strong development, regulatory and manufacturing expertise. By adding Melapuldencel-T, a late stage novel proprietary cancer cell therapy into our pipeline, we look to further advance towards our goal of delivering transformative cell based therapies to the market to help patients suffering from life-threatening medical conditions. Coupled with our best in class manufacturing capability, the stage is set for us to realize meaningful clinical development and manufacturing efficiencies, further positioning NeoStem to lead the cell therapy industry.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net loss for the three months ended March 31, 2014 was approximately $13.8 million compared to $8.9 million for the three months ended March 31, 2013.

Revenues

For the three months ended March 31, 2014, total revenues were approximately $4.1 million compared to $2.5 million for the three months ended March 31, 2013, representing an increase of $1.5 million, or 61%. Revenues were comprised of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Clinical Services	$2,567.0	$1,365.7
Clinical Services Reimbursables	748.0	362.8
Processing and Storage Services	740.6	795.5
	$4,055.6	$2,523.9

•
Clinical Services, representing process development and clinical manufacturing services provided by PCT to its various clients, were approximately $2.6 million for the three months ended March 31, 2014 compared to $1.4 million for the three months ended March 31, 2013, representing an increase of approximately $1.2 million or 88%. The increase was primarily due to $0.7 million of higher process development revenue, such revenue being recognized on a "completed contract" basis, and $0.5 million of higher clinical manufacturing revenue (which is recognized as services are rendered).

Index

Overall, there were approximately 50% more Clinical Services active clients as of March 31, 2014 compared to March 31, 2013, including five new clinical service contracts initiated during the current quarter.

◦
Process Development Revenue - Process development revenues were approximately $0.8 million for the three months ended March 31, 2014 compared to $0.1 million for the three months ended March 31, 2013. In accordance with our revenue recognition policy, process development revenue is recognized upon contract completion (i.e., when the services under a particular contract are completed). The revenue for the three months ended March 31, 2014 primarily related to the completion of a large process development contract during the quarter. In the prior year period, only minor process development contracts had been completed, resulting in lower revenue recognition. In addition, numerous process development contracts were still in process, including five new contracts initiated during the quarter, resulting in approximately $1.5 million of deferred process development revenue as of March 31, 2014. This revenue will be recognized in future periods upon completion of those contracts. Process development revenue will continue to fluctuate from period to period as a result of our process development revenue recognition policy.

◦
Clinical Manufacturing Revenue - Clinical manufacturing revenues were approximately $1.8 million for the three months ended March 31, 2014, compared to $1.2 million for the three months ended March 31, 2013. The increase is primarily due to an increase in the number of patients our customers have enrolled and treated in clinical trials.

•
Clinical Services Reimbursables, representing reimbursement of expenses for certain consumables incurred on behalf of our clinical service revenue clients, were approximately $0.7 million for the three months ended March 31, 2014 compared to $0.4 million for the three months ended March 31, 2013, representing an increase of approximately $0.4 million or 106%. Generally, clinical services reimbursables correlate with clinical services revenues. In addition, our terms for billing reimbursable expenses do not include a significant mark up in the acquisition cost of such consumables, and as a result, changes in this revenue category have little impact on our gross profit and net loss.

•
Processing and Storage Services, representing revenues from our oncology stem cell processing, cord blood, and adult stem cell processing and banking activities, were approximately $0.7 million for the three months ended March 31, 2014 compared to $0.8 million for the three months ended March 31, 2013, representing a decrease of approximately $0.1 million or 7%. The decrease is primarily attributable to decreased revenue from our oncology stem cell processing services.

Operating Costs and Expenses of Revenues

     For the three months ended March 31, 2014, operating expenses totaled $17.6 million compared to $11.4 million for the three months ended March 31, 2013, representing an increase of $6.2 million or 55%. Operating expenses were comprised of the following:

•
Cost of revenues were approximately $3.8 million the three months ended March 31, 2014 compared to $2.4 million for the three months ended March 31, 2013, representing an increase of $1.4 million or 60%. The increase was primarily due to greater Clinical Service revenues during the current quarter. Overall, gross profit for the three months ended March 31, 2014 was $0.2 million or 6%, compared to gross profit for the three months ended March 31, 2013 of $0.1 million or 5%. Gross profit percentages generally will increase as Clinical Service revenue increases. However, gross profit percentages will also fluctuate from period to period due to the mix of service and reimbursable revenues and costs, as well as the timing of our revenue recognition under our revenue recognition policy.

•
Research and development expenses were approximately $4.8 million for the three months ended March 31, 2014 compared to $3.2 million for the three months ended March 31, 2013, representing an increase of approximately $1.6 million, or 50%. Research and development expenses related to AMR-001, including expenses associated with our Phase 2 clinical trial, increased by approximately $0.2 million for the three months ended March 31, 2014 compared to the prior year period. The Phase 2 clinical trial completed enrollment in the fourth quarter of 2013. Research and development expenses associated with our Regulatory T cell (“Treg”) platform increased by approximately $1.0 million, and was primarily due to our efforts to develop Tregs for the treatment of type 1 diabetes, steroid resistant asthma, and organ transplant rejection. We continue to focus efforts on initiating a Phase 2 in type 1 diabetes in 2014 within the Treg platform. Research and development associated with engineering and innovation initiatives at PCT to improve scale up, automation, and integration capabilities also increased during the current quarter compared to the prior year quarter. Equity-based compensation included in research and development expenses for the three months ended March 31, 2014 and March 31, 2013 were approximately $0.5 million and $0.2 million, respectively.

Index

•
Selling, general and administrative expenses were approximately $9.0 million for the three months ended March 31, 2014 compared to $5.8 million for the three months ended March 31, 2013, representing an increase of approximately $3.2 million, or 55%. Equity-based compensation included in selling, general and administrative expenses for the three months ended March 31, 2014 was approximately $3.3 million, compared to approximately $1.9 million for the three months ended March 31, 2013, representing an increase of $1.4 million. The increase in equity-based compensation is due to the broader use of equity-based compensation during the current quarter, as well as changes in option vesting provisions initiated in 2013, impacting the timing of equity-based compensation expense recognition. Equity-based compensation expense is expected to be lower in future quarters. Non-equity-based general and administrative expenses for the three months ended March 31, 2014 were approximately $5.7 million, compared to approximately $3.8 million for the three months ended March 31, 2013, representing an increase of $1.9 million. The increase was related to higher strategic and corporate development activities, including efforts associated with the acquisition of California Stem Cell, Inc. in the second quarter of 2014, as well as increased corporate infrastructure to support our expanded research and development operations.

Historically, to minimize our use of cash, we have used a variety of equity and equity-linked instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which has been significant in the past. In general, these equity and equity-linked instruments were used to pay for employee and consultant compensation, director fees, marketing services, investor relations and other activities.

Other Income (Expense)

Other expense, net for the three months ended March 31, 2014 was approximately $190,000, and other income, net, for the three months ended March 31, 2013 was $11,000. Other income (expense), net for the three months ended March 31, 2014 primarily relates to the increase in the estimated fair value of our contingent consideration liability associated with potential earn out payments on the net sales of our product candidate AMR-001 (in the event of and following the date of first commercial sale of AMR-001).

For the three months ended March 31, 2014 interest expense was $94,000 compared with $44,000 for the three months ended March 31, 2013.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2014 relate to the taxable temporary differences on the goodwill recognized in the PCT acquisition in 2011, which is being amortized over 15 years for tax purposes. A tax provision will continue to be recognized each period over the amortization period, and will only reverse when the goodwill is eliminated through a sale, impairment, or reclassification from an indefinite-lived asset to a finite-lived asset.

Noncontrolling Interests

In March 2011, we acquired rights to use patents under licenses from Becton, Dickinson and Company ("BD") in exchange for a 19.9% interest in our Athelos subsidiary. Pursuant to the Stock Purchase Agreement signed in March 2011, BD's ownership will be diluted based on new investment in Athelos (subject to certain anti-dilution provisions). As of March 31, 2014, BD's ownership interest in Athelos was decreased to 10.0%, and our ownership increased to 90.0%. For the three months ended March 31, 2014 and 2013, BD’s share of Athelos’ net loss totaled approximately $0.1 million and $0.1 million, respectively.

Analysis of Liquidity and Capital Resources

At March 31, 2014 we had a cash balance of approximately $41.4 million, working capital of approximately $37.8 million, and stockholders’ equity of approximately $59.6 million.

During the three months ended March 31, 2014, we met our immediate cash requirements through revenue generated from our PCT operations, existing cash balances, the issuance of common stock under our purchase agreement with Aspire, and warrant exercises. Additionally, we used equity and equity-linked instruments to pay for services and compensation.

Index

Net cash provided by or used in operating, investing and financing activities from continuing operations were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(11,253.5)	$(7,135.7)
Net cash used in investing activities	(1,239.6)	(53.6)
Net cash provided by financing activities	7,719.0	2,705.4

Operating Activities

Our cash used in operating activities in the three months ended March 31, 2014 totaled approximately $11.3 million, which is the sum of (i) our net loss of $13.8 million, and adjusted for non-cash expenses totaling $4.6 million (which includes adjustments for equity-based compensation and depreciation and amortization), and (ii) changes in operating assets and liabilities providing approximately $2.0 million.

Our cash used in operating activities in the three months ended March 31, 2013 totaled approximately $7.1 million, which is the sum of (i) our net loss of $8.9 million, and adjusted for non-cash expenses totaling $2.8 million (which includes adjustments for equity-based compensation and depreciation and amortization), and (ii) changes in operating assets and liabilities providing approximately $1.0 million.

Investing Activities

During the three months ended March 31, 2014, we spent approximately $1.2 million for property and equipment. During the three months ended March 31, 2013, we spent approximately $0.1 million for property and equipment.

Financing Activities

During the three months ended March 31, 2014, our financing activities consisted of the following:

•	We raised gross proceeds of approximately $5.6 million through the issuance of approximately 0.8 million shares of Common Stock under the provisions of our equity line of credit with Aspire.

•	We raised approximately $0.1 million from the exercise of 12,800 options.

•	We raised approximately $1.3 million from the exercise of 250,000 warrants.
During the three months ended March 31, 2013, our financing activities consisted of the following:

•	We raised gross proceeds of approximately $2.8 million through the issuance of 454,300 shares of Common Stock under the provisions of our equity line of credit with Aspire.

•
We raised approximately $0.1 million from the exercise of approximately 20,800 warrants. To induce the exercise of certain of these warrants, we provided consideration to the warrant holders in the form of cash.

Liquidity and Capital Requirements Outlook

We anticipate requiring additional capital for strategic transactions and otherwise in order to fund the development of cell therapy product candidates, particularly in our Targeted Immunotherapy Program, CD34 Cell Program and T Regulatory Cell Program. The most significant funding needs are anticipated to be in connection with the conduct of our Phase 3 clinical trial of Melapuldencel-T for stage IV and recurrent stage III melanoma which is expected to be initiated in 2014 and cost approximately $25 million, and other costs related to the operation of CSC (now known as NeoStem Oncology, LLC), which we acquired in May 2014. The recent acquisition of the CSC operations could result in our re-prioritizing the timing of the initiation of certain of our other earlier stage clinical trials. We also anticipate requiring additional capital to grow the PCT business, including implementing additional automation capabilities and pursuing plans to establish commercial capacity and expand internationally. Additionally, we recently completed expansion in the Allendale, New Jersey facility adding laboratory, clean room suites and support facil

Index

ities and we commenced construction at the Mountain View facility and expanded its manufacturing capacity with additional clean rooms, laboratory space and support facilities and the build-out is expected to be completed in May 2014.

To meet our short and long term liquidity needs, we currently expect to use existing cash balances, our revenue generating activities, and a variety of other means. Those other means include the continued use of a common stock purchase agreement with Aspire (the "Aspire Agreement"). We entered into a new $30 million common stock purchase agreement with Aspire in March 2014. Other sources of liquidity could include potential issuances of debt or equity securities in public or private financings, additional warrant exercises, option exercises, and/or sale of assets. In addition, we will continue to seek as appropriate grants for scientific and clinical studies from the National Institutes of Health, Department of Defense, and other governmental agencies and foundations, but there can be no assurance that we will be successful in qualifying for or obtaining such grants. Our history of operating losses and liquidity challenges, may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of small cap biopharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations. We believe that our current cash balances and revenue generating activities, along with access to the Aspire Agreement, will be sufficient to fund the business, as now operated, into 2015.

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

Commitments and Contingencies

The following table summarizes our obligations to make future payments under current contracts as of March 31, 2014 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Mortgages Payable	$3,184.0	$216	$468.7	$2,254.3	$245
Notes Payable	1,707.1	836.2	870.9	—	—
Operating Lease Obligations	2,678.5	1,017.7	1,438.3	222.5	—
	$7,569.6	$2,069.9	$2,777.9	$2,476.8	$245.0

Under our agreements with external clinical research organizations (“CRO's”), we will incur expenses relating to our clinical trials for our therapeutic product candidates in development. The timing and amount of these expenses are based on performance, and therefore, we cannot reasonably estimate the timing of these payments.

SEASONALITY

NeoStem does not believe that its operations are seasonal in nature.

OFF-BALANCE SHEET ARRANGEMENTS

NeoStem does not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2014, compared to those reported in our 2013 Form 10-K.

Index

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates. However, as of March 31, 2014, we held no investments or marketable securities, and our mortgage, representing our largest component of debt, has a fixed interest rate until 2017, and is not subject to interest rate exposure. As a result, we have no material exposure to market risk related to interest rate changes as of March 31, 2014.

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

As of March 31, 2014, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Index

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
There are no material changes to the disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. See the risk factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 under the caption "Item 1 A - Risk Factors." The CSC Acquisition and the ongoing operations of our NeoStem Oncology, LLC (see Note 15, Subsequent Events, to the interim financial statements) will subject the combined company to additional risks.  Our Current Report on Form 8-K to be filed on the date hereof reporting the closing of the CSC Acquisition will contain a discussion of the risk factors related to the CSC Acquisition and our NeoStem Oncology, LLC subsidiary.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed, and as follows:
The Company has agreed to issue equity to certain consultants for services. Effective March 17, 2014 pursuant to a three month consulting agreement for consulting services in financial and investor relations and other specified matters, the Company agreed to issue to a consultant 7,500 shares of the Company's restricted common stock, vesting as to 2,500 shares on each of April 2, 2014, May 1, 2014 and June 15, 2014. Effective April 1, 2014, pursuant a five month agreement for consulting services in financial advisory and investment banking services and other specified matters, the Company agreed to issue to a consultant 19,500 shares of the Company's restricted common stock, vesting as to half two months after the effective date and half on the last day of the term. Also effective April 1, 2014, pursuant to a three month extension for consulting services in information technology and accounting systems, the Company agreed to issue to a consultant, 3,300 shares of the Company's restricted common stock, vesting ratably throughout the term of the agreement on a monthly basis. Also effective April 1, 2014, pursuant to a three month extension for consulting services in accounting systems and regulatory compliance, the Company agreed to issue to a consultant, 2,200 shares of the Company's restricted common stock vesting ratably throughout the term of the agreement on a monthly basis. Also effective April 1, 2014 pursuant to a four month agreement for consulting services in investor relations and other specified matters, the Company agreed to issue to a consultant 12,000 shares of the Company's restricted common stock, vesting as to 3,000 shares on the last day of each month throughout the term of the agreement. Effective April 9, 2014, pursuant to a three month agreement for consulting services in investor relations, developing implementing and planning presentations to the financial community, and other specified matters, the Company agreed to issue to a consultant 10,000 shares of the Company's restricted common stock, vesting ratably throughout the term of the agreement.  Effective May 1, 2014 pursuant to a four month extension for consulting services in strategic planning and tactical application of those services and other specified matters, the Company agreed to issue to a consultant 16,000 shares of restricted common stock vesting as to 50% on the effective date and 50% at the end of the term.
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
On May 8, 2014, pursuant to the Company's acquisition of CSC, the Company issued an aggregate of 5,329,593 shares of the Company's restricted common stock. The offer and sale of the shares of NeoStem common stock to be issued pursuant to the merger agreement have been made in a private placement in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions by an issuer not involving a public offering, and/or Regulation D under the Securities Act.

Index

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFTEY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On May 8, 2014, NeoStem closed its acquisition of CSC (see footnote 15).

Index

ITEM 6. EXHIBITS
The exhibits to this Form 10-Q are listed in the Exhibit Index included elsewhere herein.

NEOSTEM, INC.
FORM 10Q

Exhibit Index

2.1
Agreement and Plan of Merger, dated as of April 11, 2014, by and among NeoStem, Inc., California Stem Cell, Inc., NBS Acquisition Company I, Inc., NBS Acquisition Company II, LLC, and Jason Livingston, solely in his capacity as CSC stockholder representative (incorporated by reference to Exhibit 4.18 to the Company's Current Report on Form 8-K filed on April 14, 2014)

4.1
Registration Rights Agreement, dated as of March 11, 2014, by and between NeoStem, Inc. and Aspire Capital Fund, LLC.(incorporated by reference to Exhibit 4.18 to the Company's Annual Report on Form 10-K filed on March 13, 2014).

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
10.1
Common Stock Purchase Agreement, dated as of March 11, 2014, by and between NeoStem, Inc. and Aspire Capital Fund, LLC. (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on March 13, 2014).

10.2
Letter Agreement dated March 11, 2014 to Employment Agreement dated May 26, 2006 between NeoStem, Inc. and Dr. Robin L. Smith (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K filed on March 13, 2014).

10.3
Letter Agreement, dated March 11, 2014, between NeoStem, Inc. and Catherine M. Vaczy, Esq. (incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K filed on March 13, 2014).

10.4	Fourth Lease Modification and Additional Space Agreement, dated January 24, 2014, between SLG Graybar Mesne Lease LLC and NeoStem, Inc.*
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***
101.DEF	XBRL Taxonomy Extension Definition Linkbase***
101.LAB	XBRL Taxonomy Extension Label Linkbase***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***
_______________

*	Filed herewith.
**	Furnished herewith.
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

Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on May 8, 2014.

NEOSTEM, INC.
By: /s/ Robin L. Smith, M.D. Name: Robin L. Smith, M.D. Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robin L. Smith, M.D. Robin L. Smith, M.D.	Director, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	May 8, 2014
/s/ Robert Dickey IV Robert Dickey IV	Chief Financial Officer (Principal Financial Officer)	May 8, 2014
/s/ Joseph Talamo Joseph Talamo	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	May 8, 2014