Form 10-Q
period 2014-06-30
NeoStem, Inc.
filed 2014-08-07
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

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
Yes  ☐     No  ☒
35,252,041 SHARES, $.001 PAR VALUE, AS OF August 7, 2014

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

•
whether any of our current or future patent applications result in issued patents, the scope of those patents and our ability to obtain and maintain other rights to technology required or desirable for the conduct of our business; and our ability to commercialize products without infringing the claims of third party patents;

•	whether any potential strategic or financial benefits of various licensing agreements will be realized;

•
the results of our development activities, including the results of our planned Phase 3 clinical trial of NBS20, also referred to as DC/TC, being developed to treat metastatic melanoma, our  PreSERVE Phase 2 clinical trial of NBS10, also referred to as AMR-001, being developed to treat acute myocardial infarction and other planned clinical trials;

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

•
the Company’s acquisition of California Stem Cell, Inc. (“CSC Acquisition”) and the ongoing operations associated with this new business will subject the Company to additional risks.  Our Current Report on Form 8-K filed on May 8, 2014 reporting the closing of the CSC Acquisition contains a discussion of the risk factors related to the CSC Acquisition and our new Targeted Immunotherapy Program.

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

Index

Index

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$32,865,071	$46,133,759
Marketable securities	920,827	—
Accounts receivable, net of allowance for doubtful accounts of $389,809 and $391,829 at June 30, 2014 and December 31, 2013, respectively	2,510,114	1,860,835
Inventory	2,033,011	1,270,223
Prepaid expenses and other current assets	2,525,402	1,561,933
Total current assets	40,854,425	50,826,750
Property, plant and equipment, net	15,639,291	12,844,216
Goodwill	26,079,536	11,117,770
Intangible assets, net	49,363,012	13,875,617
Other assets	1,459,627	1,151,729
Total assets	$133,395,891	$89,816,082
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$5,481,229	$3,354,908
Accrued liabilities	2,587,328	4,018,026
Notes payable	794,236	381,097
Mortgages payable	218,988	213,112
Derivative liabilities	—	23,175
Unearned revenues	2,830,546	1,816,601
Total current liabilities	11,912,327	9,806,919
Long-term Liabilities
Deferred income taxes	18,983,288	4,379,226
Notes payable	1,015,681	531,164
Mortgages payable	2,912,282	3,023,609
Acquisition-related contingent consideration	20,640,000	9,450,000
Other long-term liabilities	635,008	598,729
Total liabilities	56,098,586	27,789,647
Commitments and Contingencies
EQUITY
Stockholders' Equity
Preferred stock, authorized, 20,000,000 shares; Series B convertible redeemable preferred stock liquidation value, 0.01 share of common stock, $.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at June 30, 2014 and December 31, 2013	100	100
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding, 34,939,223 and 27,196,537 shares, at June 30, 2014 and December 31, 2013, respectively	34,939	27,197
Additional paid-in capital	341,369,613	299,594,525
Treasury stock, at cost	(705,742)	(705,742)
Accumulated deficit	(262,660,679)	(236,373,605)
Accumulated other comprehensive income	998	—
Total NeoStem, Inc. stockholders' equity	78,039,229	62,542,475
Noncontrolling interests	(741,924)	(516,040)
Total equity	77,297,305	62,026,435
Total liabilities and equity	$133,395,891	$89,816,082
See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$4,488,932	$4,359,406	$8,544,507	6,883,318

Costs and expenses:
Cost of revenues	3,677,355	4,235,024	7,503,370	6,627,113
Research and development	5,796,022	3,972,127	10,554,535	7,133,453
Selling, general, and administrative	7,446,017	4,322,434	16,416,032	10,124,306
Total operating costs and expenses	16,919,394	12,529,585	34,473,937	23,884,872

Operating loss	(12,430,462)	(8,170,179)	(25,929,430)	(17,001,554)

Other income (expense):
Other income (expense), net	(185,737)	57,950	(375,288)	68,556
Interest expense	(105,906)	(65,844)	(200,062)	(109,405)
	(291,643)	(7,894)	(575,350)	(40,849)

Loss before provision for income taxes and noncontrolling interests	(12,722,105)	(8,178,073)	(26,504,780)	(17,042,403)
Provision for income taxes	47,387	447,568	94,796	447,568
Net loss	(12,769,492)	(8,625,641)	(26,599,576)	(17,489,971)

Less - loss attributable to noncontrolling interests	(164,474)	(50,282)	(312,502)	(114,036)
Net loss attributable to NeoStem, Inc. common stockholders	$(12,605,018)	(8,575,359)	$(26,287,074)	(17,375,935)

Basic and diluted loss per share attributable to NeoStem, Inc. common stockholders	$(0.40)	(0.46)	$(0.88)	$(0.99)
Weighted average common shares outstanding	31,739,417	18,503,236	29,940,128	17,606,051

See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(12,769,492)	$(8,625,641)	$(26,599,576)	$(17,489,971)

Other comprehensive income:
Available for sale securities - net unrealized gain	998	—	998	—
Total other comprehensive income	998	—	998	—

Comprehensive loss	(12,768,494)	(8,625,641)	(26,598,578)	(17,489,971)

Comprehensive loss attributable to noncontrolling interests	(164,474)	(50,282)	(312,502)	(114,036)

Comprehensive net loss attributable to NeoStem, Inc. common stockholders	$(12,604,020)	$(8,575,359)	$(26,286,076)	$(17,375,935)

See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total NeoStem, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	10,000	$100	16,375,365	$16,375	$231,218,615	$—	$(197,392,361)	$(665,600)	$33,177,129	$(356,970)	$32,820,159
Net loss	—	—	—	—	—	—	(17,375,935)	—	(17,375,935)	(114,036)	(17,489,971)
Equity-based compensation	—	—	304,402	304	3,313,893	—	—	—	3,314,197	—	3,314,197
Net proceeds from issuance of common stock	—	—	2,883,847	2,884	14,245,264	—	—	—	14,248,148	—	14,248,148
Proceeds from warrant exercises	—	—	20,761	21	105,860	—	—	—	105,881	—	105,881
Warrant inducements	—	—	—	—	(6,239)	—	—	—	(6,239)	—	(6,239)
Balance at June 30, 2013	10,000	$100	19,584,375	$19,584	$248,877,393	$—	$(214,768,296)	$(665,600)	$33,463,181	$(471,006)	$32,992,175

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total NeoStem, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	10,000	$100	27,196,537	$27,197	$299,594,525	$—	$(236,373,605)	$(705,742)	$62,542,475	$(516,040)	$62,026,435
Net loss	—	—	—	—	—	—	(26,287,074)	—	(26,287,074)	(312,502)	(26,599,576)
Unrealized gain on marketable securities	—	—	—	—	—	998	—	—	998	—	998
Equity-based compensation	—	—	456,709	457	5,652,994	—	—	—	5,653,451	—	5,653,451
Net proceeds from issuance of common stock	—	—	1,650,081	1,650	10,147,788	—	—	—	10,149,438	—	10,149,438
Proceeds from option exercises	—	—	41,136	41	230,142	—	—	—	230,183	—	230,183
Proceeds from warrant exercises	—	—	265,250	264	1,373,661	—	—	—	1,373,925	—	1,373,925
Shares issued in CSC acquisition	—	—	5,329,510	5,330	24,457,121	—	—	—	24,462,451	—	24,462,451
Change in ownership in subsidiary	—	—	—	—	(86,618)	—	—	—	(86,618)	86,618	—
Balance at June 30, 2014	10,000	$100	34,939,223	$34,939	$341,369,613	$998	$(262,660,679)	$(705,742)	$78,039,229	$(741,924)	$77,297,305

See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(26,599,576)	$(17,489,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	5,653,451	3,314,197
Depreciation and amortization	987,698	832,920
Changes in fair value of derivative liability	(23,175)	(68,556)
Change in acquisition-related contingent consideration	400,000	—
Bad debt recovery	(2,020)	(7,178)
Deferred income taxes	94,796	447,568
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(944,297)	(190,150)
Accounts receivable	(602,132)	359,163
Inventory	(762,788)	1,081,060
Unearned revenues	1,013,946	(1,106,299)
Other assets	(106,909)	(25,805)
Accounts payable, accrued expenses and other liabilities	(1,615,234)	(272,718)
Net cash used in operating activities	(22,506,240)	(13,125,769)
Cash flows from investing activities:
Net cash received in acquisitions	50,894	—
Purchase of marketable securities	(919,829)	—
Acquisition of property and equipment	(2,439,266)	(268,535)
Net cash used in investing activities	(3,308,201)	(268,535)
Cash flows from financing activities:
Proceeds from exercise of options	230,183	—
Proceeds from exercise of warrants	1,373,925	105,881
Net proceeds from issuance of common stock	10,149,439	14,248,148
Repayment of mortgage loan	(105,450)	(93,070)
Proceeds from notes payable	1,340,981	221,218
Repayment of notes payable	(443,325)	(96,608)
Payment for warrant inducement	—	(6,239)
Net cash provided by financing activities	12,545,753	14,379,330
Net (decrease) increase in cash and cash equivalents	(13,268,688)	985,026
Cash and cash equivalents at beginning of period	46,133,759	13,737,452
Cash and cash equivalents at end of period	$32,865,071	$14,722,478

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$196,200	$126,000
Taxes	—	—
Supplemental schedule of non-cash financing activities:
Common stock and contingent consideration issued with the acquisition of CSC	$35,252,451	$—

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

Our business includes the development of novel proprietary cell therapy products, as well as a revenue-generating contract development and manufacturing service business that we leverage for the development of our therapeutics while providing service to other companies in the cell therapy industry. The combination of our own therapeutic development business and a revenue-generating service provider business provides the Company with unique capabilities for cost effective in-house product development and immediate revenue and future cash flow to help underwrite our internal development programs. This business model enables the Company to be opportunistic in growing its pipeline as evidenced by the Company's acquisition in May 2014 of California Stem Cell, Inc. ("CSC"), a cell biotechnology corporation that is developing cellular immunotherapies for cancer, an area we view to be one of the most promising sub-sectors in biotechnology. The lead product candidate in its immunotherapy pipeline is NBS20, also referred to as DC/TC (dendritic cell/tumor cell), and is targeting malignant melanoma initiating cells. This immunotherapy designed to treat Stage IV or recurrent Stage III metastatic melanoma, which has been granted fast track and orphan designation by the Food and Drug Administration ("FDA"), also has a Phase 3 protocol that is the subject of a Special Protocol Assessment ("SPA"). The SPA, indicates that the FDA is in agreement with the design, clinical endpoints, and planned clinical analyses of the Phase 3 trial that would serve as the basis for a Biologics License Application ("BLA") that would be filed with the FDA requesting marketing approval of this therapeutic candidate. This protocol calls for enrolling 250 evaluable patients and is expected to be initiated later in 2014. We are evaluating other clinical indications into which we may advance this program, including liver, ovarian and lung cancers.

We are also currently developing therapies to address ischemia through utilizing CD34 cells. Ischemia occurs when the supply of oxygenated blood in the body is restricted. We seek to reverse this restriction through the development and formation of new blood vessels. NBS10, also referred to as AMR-001, is our most clinically advanced product candidate in our ischemic repair program and is being developed to treat damaged heart muscle following an acute myocardial infarction (heart attack) ("AMI"). In December 2013, the Company completed enrollment in its PreSERVE AMI study. PreSERVE AMI is a randomized, double-blinded, placebo-controlled Phase 2 clinical trial testing NBS10, an autologous (donor and recipient are the same) adult stem cell product for the treatment of patients with left ventricular dysfunction following acute ST segment elevation myocardial infarction (STEMI). The last patient in the trial was infused in December 2013 and the last patient six-month follow-up occurred in June 2014. Once the primary end point six-month data is collected, the data set will be locked and analysis will begin.   An abstract for the PreSERVE AMI study has been accepted for presentation at the American Heart Association's Scientific Sessions being held November 15-19, 2014 although we anticipate results of the study will be released earlier. If approved by the FDA and/or other worldwide regulatory agencies following successful completion of further trials, NBS10 would address a significant medical need for which there is currently no effective treatment, potentially improving longevity and quality of life for those suffering a STEMI, and positioning the Company to capture a meaningful share of this worldwide market. We are evaluating other clinical indications into which we may advance this program, including traumatic brain injury ("TBI"), congestive heart failure ("CHF"), and critical limb ischemia ("CLI").

Another platform technology we are developing utilizes T Regulatory Cells ("Tregs") to treat diseases caused by imbalances in an individual's immune system.  Collaborating with the University of California, San Francisco, we are utilizing the technology platform of our majority-owned subsidiary, Athelos Corporation ("Athelos"), to restore immune balance by enhancing Treg cell number and function.  Tregs are a natural part of the human immune system and regulate the activity of T effector cells, the cells that are responsible for protecting the body from viruses and other foreign antigens. When Tregs function properly, only harmful foreign materials are attacked by T effector cells. In autoimmune disease it is thought that deficient Treg activity permits the T effector cells to attack the body's own tissues, while in allergic diseases, like asthma, it is though that the immune system overreacts to harmless foreign substances. We plan to initiate in 2014, subject to review and approval of the protocols by the appropriate regulatory authorities, a Phase 2 study of NBS03D, a Treg based therapeutic, in the treatment of type

Index

1 diabetes, and a Phase 1 study in Canada of NBS03A, a Treg based therapeutic, in support of our steroid resistant asthma development program.

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

Progenitor Cell Therapy, LLC ("PCT") is a contract manufacturer in the cellular therapy industry that generates revenue. This wholly owned subsidiary, which we acquired in 2011, is an industry leader in providing high quality manufacturing capabilities and support to developers of cell-based therapies to enable them to improve efficiencies and profitability and reduce the capital investment required for their own development activities. Since its inception more than 15 years ago, PCT has provided pre-clinical and clinical current Good Manufacturing Practice (“cGMP”) development and manufacturing services to more than 100 clients. PCT has experience advancing regenerative medicine product candidates from product inception through rigorous quality standards all the way through to human testing, BLA filing and FDA product approval. PCT's core competencies in the cellular therapy industry include manufacturing of cell therapy-based products, engineering and innovation services, product and process development, cell and tissue processing, regulatory support, storage, distribution and delivery and consulting services. PCT has two cGMP, state-of-the art cell therapy research, development, and manufacturing facilities in New Jersey and California, serving the cell therapy community with integrated and regulatory compliant distribution capabilities. The Company is pursuing commercial expansion of our manufacturing operations both in the U.S. and internationally. Additionally, with our acquisition of CSC in Irvine, California, we are now in a position to leverage NeoStem Oncology's expertise in immunotherapy and advance our platform technology, as well as the technologies of PCT's client base.

Strategic acquisitions have been the cornerstone of NeoStem’s growth and have been selected in order to provide value to stockholders by taking advantage of the infrastructure we have created which includes strong development, regulatory and manufacturing expertise. By adding NBS20, our DC/TC product candidate and a late stage novel proprietary cancer cell therapy into our pipeline, we look to further advance towards our goal of delivering transformative cell based therapies to the market to help patients suffering from life-threatening medical conditions. Coupled with our strong manufacturing capability, we believe the stage is set for us to realize meaningful clinical development and manufacturing efficiencies, further positioning NeoStem to lead the cell therapy industry.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2014 and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2013 and 2012 included in our Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Reclassifications

Certain reclassifications have been made to the Consolidated Financial Statements and Notes to the Consolidated Financial Statements for the three and six months ended June 30, 2013 to conform to the presentation for the three and six months ended June 30, 2014.

Index

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

(1) Pursuant to the Stock Purchase Agreement signed in March 2011, our initial ownership in Athelos was 80.1%, and Becton Dickinson's ("BD") initial minority ownership was 19.9%. Per the Agreement, BD will be diluted based on new investment in Athelos by us (subject to certain anti-dilution provisions). As of June 30, 2014, BD's ownership interest in Athelos was decreased to 10.0%, and our ownership increased to 90.0%. As a result in the change in ownership, approximately $0.1 million was transferred from additional paid in capital to non-controlling interests.

(2) On May 8, 2014, NeoStem acquired CSC, now known as NeoStem Oncology, LLC (see Note 3, Acquisition). Accordingly, the operating results of NeoStem Oncology, LLC prior to May 8, 2014 are not included in the Company's consolidated operations and cash flows.

Note 2 – Summary of Significant Accounting Policies

In addition to the policies below, our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no changes during the six months ended June 30, 2014.

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid, investments with maturities of ninety days or less when purchased.

Marketable Securities
The Company determines the appropriate classification of our marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. All of our marketable securities are considered as available-for-sale and carried at estimated fair values and reported in either cash equivalents or marketable securities. Unrealized gains and losses on available-for-sale securities are excluded from net income and reported in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. Other income (expense), net, includes interest, dividends, amortization of purchase premiums and discounts, realized gains and losses on sales of securities and other-than-temporary declines in the fair value of securities, if any. The cost of securities sold is based on the specific identification method. We regularly review all of our investments for other-than-temporary declines in fair value. Our review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether we have the intent to sell the securities and whether it is more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis. When we determine that the decline in fair value of an investment is below our accounting basis and this decline is other-than-temporary, we reduce the carrying value of the security we hold and record a loss for the amount of such decline.

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

Index

and the Company’s operating results. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Management regularly reviews the aging of receivables and changes in payment trends by its customers, and records a reserve when it believes collection of amounts due are at risk.

Inventories

The Company, through its PCT subsidiary, regularly enters into contracts with clients for services that have multiple stages and are dependent on one another to complete the contract and recognize revenue. The Company's inventory primarily represents work in process for costs incurred on such projects at PCT that have not been completed. The Company reviews these projects periodically to determine that the value of each project is stated at the lower of cost or market.

Goodwill and Other Intangible Assets

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. The Company’s intangible assets with an indefinite life are related to in process research and development ("IPR&D") programs acquired in the Amorcyte and CSC acquisitions, as the Company expects future research and development on these programs to provide the Company with substantial benefit for a period that extends beyond the foreseeable horizon. Intangible assets with indefinite useful lives are measured at their respective fair values as of the acquisition date. The Company does not amortize goodwill and intangible assets with indefinite useful lives. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.

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

Amortized intangible assets consist of customer lists, manufacturing technology, tradenames, patents and rights. These intangible assets are amortized on a straight line basis over their respective useful lives.

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

Index

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

Clinical Services Reimbursements: The Company separately charges the customers for the expenses associated with certain consumable resources (reimbursable expenses) that are specified in each clinical services contract. On a monthly basis, the Company bills customers for reimbursable expenses and immediately recognizes these billings as revenue, as the revenue is deemed earned as reimbursable expenses are incurred. For the three months ended June 30, 2014 and 2013, clinical services reimbursements were $1.1 million and $0.4 million, respectively. For the six months ended June 30, 2014 and 2013, clinical services reimbursements were $1.8 million and $0.8 million, respectively.

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

New Accounting Pronouncement

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new revenue recognition standard provides a five-step analysis to determine when and how revenue is recognized. The standard requires that a company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2016 and will be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements.

Note 3 – Acquisition

On May 8, 2014 (the “Closing”), NeoStem closed its acquisition of CSC (the “CSC Acquisition”), pursuant to the terms of the Agreement and Plan of Merger, dated as of April 11, 2014 (the “Merger Agreement”), by and among NeoStem, CSC, NBS Acquisition Sub I, Inc., a Delaware corporation and a wholly-owned subsidiary of NeoStem (“Subco”), NBS Acquisition Sub II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of NeoStem (“Subco II”), and Jason Livingston, solely in his capacity as CSC stockholder representative (together with his permitted successors, the “CSC Representative”). At Closing, Fortis Advisors LLC succeeded to the duties of the CSC Representative pursuant to the Merger Agreement.

Pursuant to the Merger Agreement, on the Closing Date, (1) Subco was merged with and into CSC (the “First Merger”) and (2) CSC was then merged with and into Subco II (the “Second Merger”, and collectively with the First Merger, the “Mergers”), with Subco II surviving the Mergers as a wholly-owned subsidiary of NeoStem. At Closing, Subco II changed its legal name to NeoStem Oncology, LLC.

CSC is a biopharmaceutical company with deep expertise in stem cell biology that is engaged in the development of therapies using a patient’s own, i.e., autologous, cells. Its development efforts are primarily directed at immunotherapies for cancer. Its most advanced program is an immunotherapy, NBS20, also referred to as DC/TC (dendritic cell/tumor cell), which uses patients’ own tumor cells to maximize the ability of their immune system to identify and eliminate the cancer initiating cells that are capable of reconstituting or developing new tumors (i.e., “cancer stem cells” or “replicating cells”). The current focus of that program is the treatment of metastatic melanoma. As a result of encouraging Phase 2 data, the Company expects to initiate a Phase 3 clinical trial later in 2014, for which it has received Special Protocol Assessment (“SPA”) and Fast Track designation, as well as Orphan Drug designation.
Aggregate Merger Consideration

Index

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

(1)An aggregate of 5,329,593 shares of NeoStem common stock (subject to payment of nominal cash in lieu of fractional shares) (the “Closing Merger Consideration”).

(2)if payable after the Closing, certain payments in an amount of up to $90.0 million in the aggregate, payable in shares of NeoStem Common Stock or cash, in NeoStem’s sole discretion, in the event of the successful completion of certain milestone events in connection with the CSC business being acquired by NeoStem (the “Milestone Payments”, and together with the Closing Merger Consideration, the “Merger Consideration”).

The fair value of the net assets acquired in the CSC Acquisition was $20.3 million. The fair value of the consideration paid by NeoStem was valued at $35.3 million, resulting in the recognition of goodwill in the amount of $15.0 million. The consideration paid was comprised of equity issued and milestone payments. The fair value of the equity issued by NeoStem was valued at $24.5 million. The fair value of the milestone payments was valued at $10.8 million, and is contingent on the achievement of certain milestones associated with the future development of the acquired programs. Such contingent consideration has been classified as a liability and will be subject to remeasurement.

The preliminary fair value of assets acquired and liabilities assumed on May 8, 2014 is as follows (in thousands):

Cash and cash equivalents	$51.2
Accounts receivable trade, net	45.1
Prepaids and other current assets	19.2
Property, plant and equipment, net	1,040.9
Other assets	201.0
Goodwill	14,961.9
In-Process R&D	35,790.0
Accounts payable	(333.1)
Accrued liabilities	(2,014.1)
Deferred tax liability	(14,509.3)
$35,252.8

The total cost of the acquisition, which is still preliminary, has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition. The final allocation is pending the receipt of a third-party valuation and the completion of the Company’s internal review, which is expected during fiscal 2014.

For the period since the acquisition (May 9, 2014 to June 30, 2014), NeoStem recorded $0.01 million in revenues and a net loss of approximately $2.3 million or $0.07 basic and diluted loss per share attributable to CSC.

Pro Forma Financial Information
The following supplemental table presents unaudited consolidated pro forma financial information as if the closing of the acquisition of CSC had occurred on January 1, 2013 (in thousands, except per share amounts):

Index

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	(As Reported)	(Proforma)	(As Reported)	(Proforma)

Revenues	$4,489	$4,982	$8,545	$9,255
Net loss	$(12,770)	$(13,574)	$(26,600)	$(29,097)
Net loss attributable to NBS	$(12,605)	$(13,409)	$(26,287)	$(28,784)
Net loss per share attributable to NBS	$(0.40)	$(0.36)	$(0.88)	$(0.82)

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	(As Reported)	(Proforma)	(As Reported)	(Proforma)

Revenues	$4,359	$4,596	$6,883	$7,282
Net loss	$(8,626)	$(9,830)	$(17,490)	$(19,963)
Net loss attributable to NBS	$(8,575)	$(9,780)	$(17,376)	$(19,849)
Net loss per share attributable to NBS	$(0.46)	$(0.41)	$(0.99)	$(0.87)
The unaudited supplemental pro forma financial information should not be considered indicative of the results that would have occurred if the acquisition of CSC had been consummated on January 1, 2013, nor are they indicative of future results.

Note 4 – Available-for-Sale-Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our Consolidated Balance Sheets (in thousands):

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposits	$744.0	$—	$—	$744.0
Money market funds	21,051.0	—	—	21,051.0
Municipal debt securities	6,581.3	1.1	(0.1)	6,582.3
Total	$28,376.3	$1.1	$(0.1)	$28,377.3

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale debt securities on our Consolidated Balance Sheets (in thousands):

June 30, 2014
Cash and cash equivalents	$27,456.5
Marketable securities	920.8
Total	$28,377.3

The following table summarizes our portfolio of available-for-sale debt securities by contractual maturity (in thousands):

Index

	June 30, 2014
	Amortized Cost	Estimated Fair Value
Less than one year	$28,376.3	$28,377.3
Greater than one year	—	—
Total	$28,376.3	$28,377.3

Note 5 – Inventories

Inventories, primarily representing work in process for costs incurred on projects at PCT that have not been completed, were $2.0 million and $1.3 million as of June 30, 2014 and December 31, 2013, respectively. The Company also has deferred revenue of approximately $2.4 million and $1.5 million of advance billings received as of June 30, 2014 and December 31, 2013, respectively, related to these contracts.

Note 6 – Loss Per Share

For the six months ended June 30, 2014 and 2013, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of loss per share. At June 30, 2014 and 2013, the Company excluded the following potentially dilutive securities:

	June 30,
	2014	2013
Stock Options	4,204,270	2,647,437
Warrants	3,623,956	5,430,137
Restricted Shares	205,231	73,500

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

The Company classifies the fair value of the warrant derivative liabilities as level 3 inputs. These inputs require material subjectivity because value is derived through the use of a lattice model that values the derivatives based on probability weighted discounted cash flows. In May 2014, the warrants expired and the value of the warrant derivative liabilities were written off and recorded in other expenses in our consolidated statement of operations.

The Company classifies the fair value of contingent consideration obligations as level 3 inputs. The Company has recognized contingent consideration obligations related to the following:

•
In October 2011, in connection with the Company's acquisition of Amorcyte, contingent consideration obligations were recognized relating to earn out payments equal to 10% of the net sales of the lead product candidate NBS10 (in the event of and following the date of first commercial sale of NBS10), provided that in the event NeoStem sublicenses NBS10,

Index

the applicable earn out payment will be equal to 30% of any sublicensing fees, and provided further that NeoStem will be entitled to recover direct out-of-pocket clinical development costs not previously paid or reimbursed and any costs, expenses, liabilities and settlement amounts arising out of claims of patent infringement or otherwise challenging Amorcyte’s right to use intellectual property, by reducing any earn out payments due by 50% until such costs have been recouped in full (the “Earn Out Payments”). The contingent consideration fair value increased from $9.5 million as of December 31, 2013 to $9.9 million as of June 30, 2014. The change in estimated fair value is based or the impact of the time progression through the Phase 2 clinical trial from December 31, 2013 to June 30, 2014, and has been recorded in other expenses in our consolidated statement of operations.

•
In May 2014, in connection with the Company's acquisition of CSC, contingent consideration obligations were recognized relating to milestone payments of up to $90.0 million, based on the achievement of certain milestones associated with the future development of the acquired programs. The contingent consideration fair value recognized in the acquisition in May 2014 was $10.8 million. There was no change in estimated fair value as of June 30, 2014.

The fair value of contingent consideration obligations is based on discounted cash flow models using a probability-weighted income approach. The measurements are based upon unobservable inputs supported by little or no market activity based on our own assumptions and experience. The Company bases the timing to complete the development and approval programs on the current development stage of the product and the inherent difficulties and uncertainties in developing a product candidate, such as obtaining U.S. Food and Drug Administration (FDA) and other regulatory approvals. In determining the probability of regulatory approval and commercial success, we utilize data regarding similar milestone events from several sources, including industry studies and our own experience. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense we record in any given period.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014, and December 31, 2013 (in thousands):

	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities - available for sale	$—	$920.8	$—	$920.8	$—	$—	$—	$—
	$—	$920.8	$—	$920.8	$—	$—	$—	$—

Liabilities:
Warrant derivative liabilities	$—	$—	$—	$—	$—	$—	$23.2	$23.2
Contingent consideration	—	—	20,640.0	20,640.0	—	—	9,450.0	9,450.0
	$—	$—	$20,640.0	$20,640.0	$—	$—	$9,473.2	$9,473.2

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the six months ended June 30, 2014 by type of instrument (in thousands):

Index

	Six Months Ended
	June 30, 2014
	Warrants	Contingent Consideration	Total
Beginning liability balance	$23.2	$9,450.0	$9,473.2

Amount issued in acquisition	—	10,790.0	10,790.0
Change in fair value recorded in earnings	—	400.0	400.0
Expiration	(23.2)	—	(23.2)

Ending liability balance	$—	$20,640.0	$20,640.0

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

Note 8 – Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Total
Balance as of December 31, 2013	$11,117.7
Goodwill resulting from the acquisition of CSC	14,961.8
Balance as of June 30, 2014	$26,079.5

The Company's intangible assets and related accumulated amortization as of June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

		June 30, 2014			December 31, 2013
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	10 years	$1,000.0	$(345.1)	$654.9	$1,000.0	$(295.1)	$704.9
Manufacturing technology	10 years	3,900.0	(1,345.9)	2,554.1	3,900.0	(1,150.9)	2,749.1
Tradename	10 years	800.0	(276.1)	523.9	800.0	(236.1)	563.9
In process R&D	Indefinite	45,190.0	—	45,190.0	9,400.0	—	9,400.0
Patent rights	19 years	669.0	(228.9)	440.1	669.0	(211.3)	457.7
Total Intangible Assets		$51,559.0	$(2,196.0)	$49,363.0	$15,769.0	$(1,893.4)	$13,875.6

Total intangible amortization expense was classified in the operating expense categories for the periods included below as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Cost of revenue	$158.4	$195.0
Research and development	54.2	17.6
Selling, general and administrative	90.0	90.0
Total	$302.6	$302.6

Index

Estimated intangible amortization expense on an annual basis for the succeeding five years is as follow (in thousands):

2014	$302.6
2015	605.2
2016	605.2
2017	605.2
2018	605.2
Thereafter	46,639.6
$49,363.0

Note 9 – Accrued Liabilities

Accrued liabilities as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014	December 31, 2013
Salaries, employee benefits and related taxes	$1,443.2	$2,325.8
Professional fees	651.7	544.8
License fees	100.0	500.0
Other	392.4	647.4
	$2,587.3	$4,018.0

Note 10 – Debt

Notes Payable

As of June 30, 2014 and December 31, 2013, the Company had notes payable of approximately $1.8 million and $0.9 million, respectively. The notes relate to certain insurance policies and equipment financings, require monthly payments, and mature within one to three years.

Mortgages Payable

In October 2007, PCT issued a note to borrow $3.1 million (the “First Mortgage”) in connection with its $3.8 million purchase of condominium units in an existing building in Allendale, New Jersey (the “Property”). The First Mortgage is payable in 239 consecutive monthly payments of principal and interest, based on a 20 year amortization schedule; and one final payment of all outstanding principal plus accrued interest then due. The current monthly installment is $20,766, which includes interest at an initial rate of 5.00%; the interest rate and monthly installments payments are subject to adjustment on October 1, 2017. On that date, upon prior written notice, the lender has the option to declare the entire outstanding principal balance, together with all outstanding interest, due and payable in full. The First Mortgage is secured by substantially all of the assets of PCT, including a first mortgage on the Property and assignment of an amount approximately equal to eighteen months debt service held in escrow. The Note matures on October 1, 2027 if not called by the lender on October 1, 2017. The First Mortgage had previously been subject to certain debt service coverage and total debt to tangible net worth financial covenant ratios measured semi-annually. The outstanding balance was approximately $2.4 million and $2.5 million at June 30, 2014 and December 31, 2013, respectively, of which $130,000 is payable within twelve months as of June 30, 2014.

In December 2010 PCT Allendale, a wholly-owned subsidiary of PCT, entered into a note for a second mortgage in the amount of $1.0 million (the "Second Mortgage") on the Allendale Property with TD Bank, N.A. The initial guarantors of the Second Mortgage were PCT, DomaniCell (a wholly-owned subsidiary of PCT, now known as NeoStem Family Storage, LLC), Regional Cancer Care Associates LLC and certain of its partners. The Second Mortgage had been subject to an annual financial covenant starting December 31, 2011. The Second Mortgage is for 124 months at a fixed rate of 6% for the first 64 months. The loan is callable for a certain period prior to the interest reset date. The outstanding balance was approximately $0.7 million and $0.8 million at June 30, 2014 and December 31, 2013, respectively, of which $89,000 is payable within twelve months as of June 30, 2014.

Index

In December 2013, the Company modified both the First Mortgage and Second Mortgage with TD Bank, N.A., whereby (i) prior debt service coverage and total debt to tangible net worth financial covenant ratios were replaced with a minimum unencumbered liquidity covenant, and (ii) prior guarantors were released (see Note 14) and replaced with NeoStem, PCT, and NeoStem Family Storage. The Company is in compliance with the new minimum unencumbered liquidity covenant.

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

In March 2014, the Company entered into a new common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital, which provides that, subject to certain terms and conditions, Aspire Capital is committed to purchase up to an aggregate of $30.0 million worth of shares of the Company’s common stock over the 24-month term. At the Company’s discretion, it may present Aspire Capital with purchase notices from time to time to purchase the Company’s common stock, provided certain price and other requirements are met. The purchase price for the shares of stock was based upon one of two formulas set forth in the Purchase Agreement depending on the type of purchase notice the Company submits to Aspire Capital, and is based on market prices of the Company’s common stock (in the case of regular purchases) or a discount of 5% applied to volume weighted average prices (in the case of VWAP purchases), in each case as determined by parameters defined in the Purchase Agreement. As consideration for entering into the Purchase Agreement, we issued 150,000 shares of our common stock to Aspire Capital. During the six months ended June 30, 2014, the Company issued 0.7 million shares of Common Stock under the provisions the Purchase Agreement with Aspire for gross proceeds of approximately $4.4 million.

Option Exercises

During the six months ended ended June 30, 2014, option holders exercised an aggregate of 41,136 options at exercise prices between of $5.20 and $6.20 per share for gross proceeds of approximately $0.2 million.

Warrant Exercises

During the six months ended ended June 30, 2014, warrant holders exercised an aggregate of 265,250 warrants at exercise price between $5.10 and $14.50 per share for gross proceeds of approximately $1.4 million.
Stock Options and Warrants

The following table summarizes the activity for stock options and warrants for the six months ended June 30, 2014:

Index

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2013	2,932,191	$11.19	6.8	$1,658.1	4,898,266	$16.50	2.6	$1,811.0

Changes during the period:
Granted	1,653,325	$7.05			2,722	$12.26
Exercised	(41,136)	$5.60			(265,250)	$5.18
Forfeited	(189,454)	$6.34			(100,108)	$70.00
Expired	(150,656)	$15.78			(911,674)	$23.97
Outstanding at June 30, 2014	4,204,270	$9.67	7.6	$1,657.4	3,623,956	$13.96	2.6	$1,080.2
Vested at June 30, 2014 or expected to vest in the future	3,891,887	$9.86	7.4	$1,592.8	3,623,956	$13.96	2.6	$1,080.2
Vested at June 30, 2014	2,533,802	$11.16	6.5	$1,123.2	3,611,456	$13.98	2.6	$1,080.2

During the six months ended June 30, 2014 and 2013, the Company issued warrants for services as follows ($ in thousands, except share data):

	Six Months Ended June 30,
	2014	2013
Number of Common Stock Purchase Warrants Issued	—	20,407
Value of Common Stock Purchase Warrants Issued	$—	$71.6

Restricted Stock

During the six months ended June 30, 2014 and 2013, the Company issued restricted stock for services as follows ($ in thousands, except share data):

	Six Months Ended June 30,
	2014	2013
Number of Restricted Stock Issued	456,709	304,402
Value of Restricted Stock Issued	$3,389.7	$1,858.3

The weighted average estimated fair value of restricted stock issued for services in the six months ended June 30, 2014 and 2013 was $7.42 and $6.10 per share, respectively. The fair value of the restricted stock was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock issuances are generally within one year.

Note 12 – Share-Based Compensation

Share-based Compensation

We utilize share-based compensation in the form of stock options, warrants and restricted stock.  The following table summarizes the components of share-based compensation expense for the three and six months ended June 30, 2014 and 2013 (in thousands):

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of goods sold	$98.5	$58.5	$236.6	$145.0
Research and development	371.6	129.8	848.4	347.1
Selling, general and administrative	1,289.6	907.4	4,568.5	2,822.1
Total share-based compensation expense	$1,759.7	$1,095.7	$5,653.5	$3,314.2

Total compensation cost related to nonvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at June 30, 2014 were as follows (dollars in thousands):

	Stock Options	Warrants	Restricted Stock
Unrecognized compensation cost	$6,814.9	$33.4	$262.9
Expected weighted-average period in years of compensation cost to be recognized	5.02	1.05	0.19

Total fair value of shares vested and the weighted average estimated fair values of shares granted for the six months ended June 30, 2014 and 2013 were as follows (dollars in thousands):

	Stock Options		Warrants
	Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total fair value of shares vested	$2,552.2	$1,646.3	$15.0	$80.9
Weighted average estimated fair value of shares granted	$4.92	$4.58	$—	$3.51

Note 13 – Income Taxes

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

Deferred tax liabilities were $19.0 million and $4.4 million as of June 30, 2014 and December 31, 2013, and relate to the taxable temporary differences on (i) the goodwill recognized in the PCT acquisition in 2011, (ii) the in-process R&D intangible asset recognized in the Amorcyte acquisition in 2011, and (iii) the in-process R&D intangible asset recognized in the CSC acquisition in 2014. The taxable temporary difference associated with the goodwill, which is tax deductible and will be amortized over 15 years, will continue to increase the deferred tax liability balance over the amortization period, with an associated charge to the tax provision in each period. The deferred tax liabilities will only reverse when these indefinite-lived assets are sold, impaired, or reclassified from an indefinite-lived asset to a finite-lived asset.

As of June 30, 2014, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

Note 14 – Related Party Transactions

Index

In December 2013, the Company modified both the First Mortgage and Second Mortgage with TD Bank, N.A. (see Note 10). Pursuant to the Loan Modifications, Andrew L. Pecora, M.D., Regional Cancer Care Associates LLC (Dr. Pecora’s medical practice), and certain partners in such practice, including Dr. Pecora, have been released as guarantors of the Second Mortgage Loan, and NeoStem has become a guarantor of the Loans pursuant to a Guaranty of Payment delivered by NeoStem to the Lender. Dr. Pecora, currently serves as a NeoStem director, NeoStem’s Chief Visionary Officer, PCT’s Chief Medical Officer and Amorcyte’s Chief Scientific Officer.

Note 15 – Commitments and Contingencies

Lease Commitments

The Company leases offices, of which certain have escalation clauses and renewal options, and also leases equipment under certain noncancelable operating leases that expire from time to time through 2018. In January 2014, the Company signed a new lease for additional space at its current executive offices at 420 Lexington Avenue, New York, NY 10170. The new lease is believed to provide sufficient space for the near future and shall extend through 2018. This property is used as the Company's corporate headquarters. In connection with the acquisition of CSC on May 8, 2014, the Company assumed a facility lease in Irvine, California, with a termination at the end of 2017.

A summary of future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year as of June 30, 2014 are as follows (in thousands):

Years ended	Operating Leases
2014	$675.3
2015	1,160.5
2016	997.9
2017	697.8
2018	5.9
Total minimum lease payments	$3,537.4

Expense incurred under operating leases was approximately $0.3 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively. Expense incurred under operating leases was approximately $0.5 million and $0.6 million for the six months ended June 30, 2014 and 2013, respectively.

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

Index

replacing damaged or aged tissue, cells and organs and restoring their normal function. We believe that cell therapy will play a large role in changing the natural history of diseases as more breakthrough therapies are developed, ultimately lessening the overall burden of disease on patients and their families as well as the economic burden that these diseases impose upon modern society.

Our business includes the development of novel proprietary cell therapy products, as well as a revenue-generating contract development and manufacturing service business that we leverage for the development of our therapeutics while providing service to other companies in the cell therapy industry. The combination of our own therapeutic development business and a revenue-generating service provider business provides the Company with unique capabilities for cost effective in-house product development and immediate revenue and future cash flow to help underwrite our internal development programs. This business model enables the Company to be opportunistic in growing its pipeline as evidenced by the Company's acquisition in May 2014 of California Stem Cell, Inc. ("CSC"), a cell biotechnology corporation that is developing cellular immunotherapies for cancer, an area we view to be one of the most promising sub-sectors in biotechnology. The lead product candidate in its immunotherapy pipeline is NBS20, also referred to as DC/TC (dendritic cell/tumor cell), and is targeting malignant melanoma initiating cells. This immunotherapy designed to treat Stage IV or recurrent Stage III metastatic melanoma, which has been granted fast track and orphan designation by the Food and Drug Administration ("FDA"), also has a Phase 3 protocol that is the subject of a Special Protocol Assessment (SPA). The SPA indicates that the FDA is in agreement with the design, clinical endpoints, and planned clinical analyses of the Phase 3 trial that would serve as the basis for a Biologics License Application ("BLA") that would be filed with the FDA requesting marketing approval of this therapeutic candidate. This protocol calls for enrolling 250 evaluable patients and is expected to be initiated later in 2014. We are evaluating other clinical indications into which we may advance this program, including liver, ovarian and lung cancers.

We are also currently developing therapies to address ischemia utilizing CD34 cells. Ischemia occurs when the supply of oxygenated blood in the body is restricted. We seek to reverse this restriction through the development and formation of new blood vessels. NBS10, also referred to as AMR-001, is our most clinically advanced product candidate in our ischemic repair program and is being developed to treat damaged heart muscle following an acute myocardial infarction (heart attack) ("AMI"). In December 2013, the Company completed enrollment in its PreSERVE AMI study. PreSERVE AMI is a randomized, double-blinded, placebo-controlled Phase 2 clinical trial testing NBS10, an autologous (donor and recipient are the same) adult stem cell product for the treatment of patients with left ventricular dysfunction following acute ST segment elevation myocardial infarction (STEMI). The last patient in the trial was infused in December 2013 and the last patient six-month follow-up occurred in June 2014. Once the primary end point six-month data is collected, the data set will be locked and analysis will begin.   An abstract for the PreSERVE AMI study has been accepted for presentation at the American Heart Association's Scientific Sessions being held November 15-19, 2014 although we anticipate results of the study will be released earlier. If approved by the FDA and/or other worldwide regulatory agencies following successful completion of further trials, NBS10 would address a significant medical need for which there is currently no effective treatment, potentially improving longevity and quality of life for those suffering a STEMI, and positioning the Company to capture a meaningful share of this worldwide market. We are evaluating other clinical indications into which we may advance this program, including traumatic brain injury ("TBI"), congestive heart failure ("CHF") and critical limb ischemia ("CLI").

Another platform technology we are developing utilizes T Regulatory Cells ("Tregs") to treat diseases caused by imbalances in an individual's immune system.  Collaborating with the University of California, San Francisco, we are utilizing the technology platform of our majority-owned subsidiary, Athelos Corporation ("Athelos"), to restore immune balance by enhancing Treg cell number and function.  Tregs are a natural part of the human immune system and regulate the activity of T effector cells, the cells that are responsible for protecting the body from viruses and other foreign antigen exposure. When Tregs function properly, only harmful foreign materials are attacked by T effector cells. In autoimmune disease it is thought that deficient Treg activity permits the T effector cells to attack the body's own tissues, while in allergic diseases, like asthma, it is thought that the immune system overreacts to harmless foreign substances. We plan to initiate in 2014, subject to review and approval of the protocols by the appropriate regulatory authorities, a Phase 2 study of NBS03D, a Treg based therapeutic, in the treatment of type 1 diabetes, and a Phase 1 study of NBS03A, a Treg based therapeutic, in Canada in support of our steroid resistant asthma development program.

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

Progenitor Cell Therapy, LLC ("PCT") is a contract manufacturer in the cellular therapy industry that generates revenue. This wholly owned subsidiary, which we acquired in 2011, is an industry leader in providing high quality manufacturing capabilities and support to developers of cell-based therapies to enable them to improve efficiencies and profitability and reduce the capital investment required for their own development activities. Since its inception more than 15 years ago, PCT has provided pre-

Index

clinical and clinical current Good Manufacturing Practice (“cGMP”) development and manufacturing services to more than 100 clients. PCT has experience advancing regenerative medicine product candidates from product inception through rigorous quality standards all the way through to human testing, BLA filing and FDA product approval. PCT's core competencies in the cellular therapy industry include manufacturing of cell therapy-based products, engineering and innovation services, product and process development, cell and tissue processing, regulatory support, storage, distribution and delivery and consulting services. PCT has two cGMP, state-of-the art cell therapy research, development, and manufacturing facilities in New Jersey and California, serving the cell therapy community with integrated and regulatory compliant distribution capabilities. The Company is pursuing commercial expansion of our manufacturing operations both in the U.S. and internationally. Additionally, with our acquisition of CSC in Irvine, California, we are now in a position to leverage NeoStem Oncology's expertise in immunotherapy and advance our platform technology, as well as the technologies of PCT's client base.

Strategic acquisitions have been the cornerstone of NeoStem’s growth and have been selected in order to provide value to stockholders by taking advantage of the infrastructure we have created which includes strong development, regulatory and manufacturing expertise. By adding NBS20, our DC/TC product candidate and a late stage novel proprietary cancer cell therapy into our pipeline, we look to further advance towards our goal of delivering transformative cell based therapies to the market to help patients suffering from life-threatening medical conditions. Coupled with our strong manufacturing capability, we believe the stage is set for us to realize meaningful clinical development and manufacturing efficiencies, further positioning NeoStem to lead the cell therapy industry.

Results of Operations

Three and Six Months Ended June 30, 2014 Compared to Three and Six Months Ended June 30, 2013

Net loss for the three months ended June 30, 2014 was approximately $12.8 million compared to $8.6 million for the three months ended June 30, 2013. Net loss for the six months ended June 30, 2014 was approximately $26.6 million compared to $17.5 million for the six months ended June 30, 2013.

Revenues

For the three months ended June 30, 2014, total revenues were approximately $4.5 million compared to $4.4 million for the three months ended June 30, 2013, representing an increase of $0.1 million, or 3%. Revenues were comprised of the following (in thousands):

	Three Months Ended June 30,
	2014	2013
Clinical Services	$2,493.9	$3,114.1
Clinical Services Reimbursables	1,099.3	423.6
Processing and Storage Services	895.7	821.7
	$4,488.9	$4,359.4

•
Clinical Services, representing process development and clinical manufacturing services provided by PCT to its various clients, were approximately $2.5 million for the three months ended June 30, 2014 compared to $3.1 million for the three months ended June 30, 2013, representing a decrease of approximately $0.6 million or 20%. The decrease was primarily due to $0.6 million of lower process development revenue, such revenue being recognized on a "completed contract" basis. Clinical manufacturing revenue (which is recognized as services are rendered) was unchanged. Overall, there were approximately 50% more Clinical Services active clients as of June 30, 2014 compared to June 30, 2013.

◦
Process Development Revenue - Process development revenues were approximately $1.0 million for the three months ended June 30, 2014 compared to $1.7 million for the three months ended June 30, 2013. In accordance with our revenue recognition policy, process development revenue is recognized upon contract completion (i.e., when the services under a particular contract are completed). Although process development revenues decreased for the three months ended June 30, 2014 compared with the three months ended June 30, 2013, the number of active process development contracts was approximately double in the current year period, resulting in approximately $2.1 million of deferred process development revenue as of June 30, 2014. This revenue will be recognized in future periods upon completion of those contracts. Process development revenue will continue to fluctuate from period to period as a result of our process development revenue recognition policy.

Index

◦	Clinical Manufacturing Revenue - Clinical manufacturing revenues were approximately $1.4 million for both the three months ended June 30, 2014 and 2013.

•
Clinical Services Reimbursables, representing reimbursement of expenses for certain consumables incurred on behalf of our clinical service revenue clients, were approximately $1.1 million for the three months ended June 30, 2014 compared to $0.4 million for the three months ended June 30, 2013, representing an increase of approximately $0.7 million or 159%. Generally, clinical services reimbursables correlate with clinical services revenues. However, differences in the cost of supplies to be reimbursed can vary greatly from contract to contract based on the cost of supplies needed for each client's manufacturing and development process, and may impact this correlation. In addition, our terms for billing reimbursable expenses do not include a significant mark up in the acquisition cost of such consumables, and as a result, changes in this revenue category have little impact on our gross profit and net loss.

•
Processing and Storage Services, primarily representing revenues from our oncology stem cell processing, cord blood, and adult stem cell processing and banking activities, were approximately $0.9 million for the three months ended June 30, 2014 compared to $0.8 million for the three months ended June 30, 2013, representing an increase of approximately $0.1 million or 9%.

For the six months ended June 30, 2014, total revenues were approximately $8.5 million compared to $6.9 million for the six months ended June 30, 2013, representing an increase of $1.7 million, or 24%. Revenues were comprised of the following (in thousands):

	Six Months Ended June 30,
	2014	2013
Clinical Services	$5,060.9	$4,479.7
Clinical Services Reimbursables	1,847.3	786.4
Processing and Storage Services	1,636.3	1,617.2
	$8,544.5	$6,883.3

•
Clinical Services were approximately $5.1 million for the six months ended June 30, 2014 compared to $4.5 million for the six months ended June 30, 2013, representing an increase of approximately $0.6 million or 13%. The increase was primarily due to $0.6 million of higher clinical manufacturing revenue, whereas process development revenue was unchanged. Overall, there were approximately 50% more Clinical Services active clients as of June 30, 2014 compared to June 30, 2013.

◦
Process Development Revenue - Process development revenues were approximately $1.8 million for both the six months ended June 30, 2014 and 2013. Although process development revenues were unchanged for the six months ended June 30, 2014 compared with the six months ended June 30, 2013, the number of active process development contracts was approximately double in the current year period, resulting in approximately $2.1 million of deferred process development revenue as of June 30, 2014. Process development revenue will continue to fluctuate from period to period as a result of our process development revenue recognition policy.

◦
Clinical Manufacturing Revenue - Clinical manufacturing revenues were approximately $3.2 million for the six months ended June 30, 2014, compared to $2.6 million for the six months ended June 30, 2013. The increase is primarily due to an increase in the number of patients our customers have enrolled and treated in clinical trials.

•
Clinical Services Reimbursables were approximately $1.8 million for the six months ended June 30, 2014 compared to $0.8 million for the six months ended June 30, 2013, representing an increase of approximately $1.1 million or 135%. Generally, clinical services reimbursables correlate with clinical services revenues. However, differences in the cost of supplies to be reimbursed can vary greatly from contract to contract based on the cost of supplies needed for each client's manufacturing and development process, and may impact this correlation. In addition, our terms for billing reimbursable expenses do not include a significant mark up in the acquisition cost of such consumables, and as a result, changes in this revenue category have little impact on our gross profit and net loss.

Index

•	Processing and Storage Services were approximately $1.6 million for both the six months ended June 30, 2014 and 2013.

Operating Costs and Expenses of Revenues

     For the three months ended June 30, 2014, operating expenses totaled $16.9 million compared to $12.5 million for the three months ended June 30, 2013, representing an increase of $4.4 million or 35%. Operating expenses were comprised of the following:

•
Cost of revenues were approximately $3.7 million the three months ended June 30, 2014 compared to $4.2 million for the three months ended June 30, 2013, representing a decrease of $0.6 million or 13%. Overall, gross profit for the three months ended June 30, 2014 was $0.8 million or 18%, compared to gross profit for the three months ended June 30, 2013 of $0.1 million or 3%. Gross profit percentages generally will increase as Clinical Service revenue increases. However, gross profit percentages will also fluctuate from period to period due to the mix of service and reimbursable revenues and costs, as well as the timing of our revenue recognition under our revenue recognition policy.

•
Research and development expenses were approximately $5.8 million for the three months ended June 30, 2014 compared to $4.0 million for the three months ended June 30, 2013, representing an increase of approximately $1.8 million, or 46%. Research and development expenses associated with the targeted cancer immunotherapy program, and specifically efforts associated with the planned initiation of the Phase 3 clinical trial for our lead product candidate NBS20, also referred to as DC/TC, targeting malignant melanoma initiating cells, were $2.0 million for the three months ended June 30, 2014. The oncology platform was acquired in the CSC merger on May 8, 2014. Research and development expenses related to NBS10, also referred to as AMR-001, including expenses associated with our Phase 2 clinical trial, decreased by approximately $1.6 million for the three months ended June 30, 2014 compared to the prior year period. The Phase 2 clinical trial completed enrollment in the fourth quarter of 2013. Research and development expenses associated with our immune modulation program utilizing T regulatory cells ("Tregs") increased by approximately $1.4 million, and was primarily due to our efforts to develop Tregs for the treatment of type 1 diabetes, steroid resistant asthma, and organ transplant rejection. Within the immune modulation program, we continue to focus efforts on initiating a Phase 2 study of NBS03D in type 1 diabetes in 2014, and a Phase 1 study of NBS03A in Canada in support of a steroid resistant asthma indication in 2014, subject to review and approval of the protocols by the appropriate regulatory authorities. Research and development associated with engineering and innovation initiatives at PCT to improve scale up, automation, and integration capabilities also increased marginally during the current quarter compared to the prior year quarter. Equity-based compensation included in research and development expenses for the three months ended June 30, 2014 and June 30, 2013 were approximately $0.4 million and $0.1 million, respectively.

•
Selling, general and administrative expenses were approximately $7.4 million for the three months ended June 30, 2014 compared to $4.3 million for the three months ended June 30, 2013, representing an increase of approximately $3.1 million, or 72%. Equity-based compensation included in selling, general and administrative expenses for the three months ended June 30, 2014 was approximately $1.3 million, compared to approximately $0.9 million for the three months ended June 30, 2013, representing an increase of $0.4 million. The increase in equity-based compensation is due to the broader use of equity-based compensation during the current quarter, as well as changes in option vesting provisions initiated in 2013, impacting the timing of equity-based compensation expense recognition. Equity-based compensation expense will continue to fluctuate in future quarters as equity-linked instruments are used to compensate employees, consultants and other service providers. Non-equity-based general and administrative expenses for the three months ended June 30, 2014 were approximately $6.1 million, compared to approximately $3.4 million for the three months ended June 30, 2013, representing an increase of $2.7 million. The increase was related to higher strategic and corporate development activities, including efforts associated with the acquisition of CSC on May 8, 2014, expenses associated with the additional CSC operating activities since the acquisition date, and increased corporate infrastructure to support our expanded clinical activities.

     For the six months ended June 30, 2014, operating expenses totaled $34.5 million compared to $23.9 million for the six months ended June 30, 2013, representing an increase of $10.6 million or 44%. Operating expenses were comprised of the following:

•
Cost of revenues were approximately $7.5 million for the six months ended June 30, 2014 compared to $6.6 million for the six months ended June 30, 2013, representing an increase of $0.9 million or 13%. Overall, gross profit for the six months ended June 30, 2014 was $1.0 million or 12%, compared to gross profit for the six months ended June 30, 2013

Index

of $0.3 million or 4%. Gross profit percentages generally will increase as Clinical Service revenue increases. However, gross profit percentages will also fluctuate from period to period due to the mix of service and reimbursable revenues and costs, as well as the timing of our revenue recognition under our revenue recognition policy.

•
Research and development expenses were approximately $10.6 million for the six months ended June 30, 2014 compared to $7.1 million for the six months ended June 30, 2013, representing an increase of approximately $3.5 million, or 48%. Research and development expenses associated with the targeted caner immunotherapy program, and specifically efforts associated with the planned initiation of the Phase 3 clinical trial for our lead product NBS20 targeting malignant melanoma initiating cells, were $2.0 million for the six months ended June 30, 2014. The oncology platform was acquired in the CSC merger on May 8, 2014. Research and development expenses related to NBS10, also referred to as AMR-001, including expenses associated with our Phase 2 clinical trial, decreased by approximately $1.5 million for the six months ended June 30, 2014 compared to the prior year period. The Phase 2 clinical trial completed enrollment in the fourth quarter of 2013. Research and development expenses associated with our immune modulation program that utilizes T regs increased by approximately $2.4 million, and was primarily due to our efforts to develop Tregs for the treatment of type 1 diabetes, steroid resistant asthma, and organ transplant rejection. Within the immune modulation program, we continue to focus efforts on initiating a Phase 2 study of NBS03D in type 1 diabetes in 2014, and a Phase 1 study of NBS03A in Canada in support of a steroid resistant asthma indication in 2014 subject to review and approval of the protocols by the appropriate regulatory authorities. Research and development associated with engineering and innovation initiatives at PCT to improve scale up, automation, and integration capabilities also increased during the current quarter compared to the prior year quarter. Equity-based compensation included in research and development expenses for the six months ended June 30, 2014 and June 30, 2013 were approximately $0.8 million and $0.3 million, respectively.

•
Selling, general and administrative expenses were approximately $16.4 million for the six months ended June 30, 2014 compared to $10.1 million for the six months ended June 30, 2013, representing an increase of approximately $6.3 million, or 62%. Equity-based compensation included in selling, general and administrative expenses for the six months ended June 30, 2014 was approximately $4.6 million, compared to approximately $2.8 million for the six months ended June 30, 2013, representing an increase of $1.8 million. The increase in equity-based compensation is due to the broader use of equity-based compensation during the current year, as well as changes in option vesting provisions initiated in 2013, impacting the timing of equity-based compensation expense recognition. Equity-based compensation expense will continue to fluctuate in future quarters as equity-linked instruments are used to compensate employees, consultants and other service providers. Non-equity-based general and administrative expenses for the six months ended June 30, 2014 were approximately $11.8 million, compared to approximately $7.2 million for the six months ended June 30, 2013, representing an increase of $4.6 million. The increase was related to higher strategic and corporate development activities, including efforts associated with the acquisition of CSC on May 8, 2014, expenses associated with the additional CSC operating activities since the acquisition date, and increased corporate infrastructure to support our expanded clinical activities.

Historically, to minimize our use of cash, we have used a variety of equity and equity-linked instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which has been significant in the past. In general, these equity and equity-linked instruments are used to pay for employee and consultant compensation, director fees, marketing services, investor relations and other activities. For example, in August 2014, the Compensation Committee granted equity awards to certain employees for the successful completion of the CSC acquisition in May 2014. These awards, comprised of 112,244 shares of the Company's common stock and options to purchase 300,000 shares of the Company's common stock, were fully vested upon grant. The equity awards, along with the withholding taxes associated with the common stock awards which are being paid by the Company, are expected to result in compensation charges in the third quarter of 2014 of approximately $2.4 million.

Other Income (Expense)

Other expense, net for the three and six months ended June 30, 2014 was approximately $186,000 and $375,000, respectively, and primarily relates to the increase in the estimated fair value of our contingent consideration liability associated with potential earn out payments on the net sales of our product candidate NBS10 (in the event of and following the date of first commercial sale of NBS10). Other income, net, for the three and six months ended June 30, 2013 was approximately $58,000 and $69,000, respectively, and primarily relates to the revaluation of derivative liabilities.

For the three and six months ended June 30, 2014 interest expense was $106,000 and $200,000, respectively, compared with $66,000 and $109,000, respectively, for the three and six months ended June 30, 2013.

Index

Provision for Income Taxes

The provision for income taxes for the three and six months ended June 30, 2014 relate to the taxable temporary differences on the goodwill recognized in the PCT acquisition in 2011, which is being amortized over 15 years for tax purposes. A tax provision will continue to be recognized each period over the amortization period, and will only reverse when the goodwill is eliminated through a sale, impairment, or reclassification from an indefinite-lived asset to a finite-lived asset.

Noncontrolling Interests

In March 2011, we acquired rights to use patents under licenses from Becton, Dickinson and Company ("BD") in exchange for a 19.9% interest in our Athelos subsidiary. Pursuant to the Stock Purchase Agreement signed in March 2011, BD's ownership will be diluted based on new investment in Athelos (subject to certain anti-dilution provisions). As of June 30, 2014, BD's ownership interest in Athelos was decreased to 10.0%, and our ownership increased to 90.0%. For the three and six months ended June 30, 2014, BD’s share of Athelos’ net loss totaled approximately $0.2 million and $0.3 million, respectively. For the three and six months ended June 30, 2013, BD’s share of Athelos’ net loss totaled approximately $0.1 million and $0.1 million, respectively.

Analysis of Liquidity and Capital Resources

At June 30, 2014 we had a cash and cash equivalents and marketable securities of approximately $33.8 million, working capital of approximately $28.9 million, and stockholders’ equity of approximately $78.0 million.

During the six months ended June 30, 2014, we met our immediate cash requirements through revenue generated from our PCT operations, existing cash balances, the issuance of common stock under our purchase agreement with Aspire, and warrant and option exercises. Additionally, we used equity and equity-linked instruments to pay for services and compensation.

Net cash provided by or used in operating, investing and financing activities from continuing operations were as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash used in operating activities	$(22,506.2)	$(13,125.8)
Net cash used in investing activities	(3,308.2)	(268.5)
Net cash provided by financing activities	12,545.8	14,379.3

Operating Activities

Our cash used in operating activities in the six months ended June 30, 2014 totaled approximately $22.5 million, which is the sum of (i) our net loss of $26.6 million, and adjusted for non-cash expenses totaling $7.1 million (which includes adjustments for equity-based compensation and depreciation and amortization), and (ii) changes in operating assets and liabilities providing approximately $3.0 million.

Our cash used in operating activities in the six months ended June 30, 2013 totaled approximately $13.1 million, which is the sum of (i) our net loss of $17.5 million, and adjusted for non-cash expenses totaling $4.5 million (which includes adjustments for equity-based compensation and depreciation and amortization), and (ii) changes in operating assets and liabilities providing approximately $0.2 million.

Investing Activities

During the six months ended June 30, 2014, we spent approximately $2.4 million for property and equipment, and invested approximately $0.9 million in marketable securities. During the six months ended June 30, 2013, we spent approximately $0.3 million for property and equipment.

Financing Activities

Index

During the six months ended June 30, 2014, our financing activities consisted of the following:

•	We raised gross proceeds of approximately $10.1 million through the issuance of approximately 1.5 million shares of Common Stock under the provisions of our equity line of credit with Aspire.

•	We raised approximately $0.2 million from the exercise of 41,136 options.

•	We raised approximately $1.4 million from the exercise of 265,250 warrants.

•	We received proceeds of $1.3 million from the issuance of notes payable relating to certain insurance policies and equipment financings, less repayments of $0.4 million.
During the six months ended June 30, 2013, our financing activities consisted of the following:

•
We raised $11.5 million (or $10.5 million in net proceeds after deducting underwriting discounts and commissions and offering expenses) through an underwritten offering of 2.3 million shares of our common stock at a public offering price of $5.00 per share.

•	We raised gross proceeds of approximately $3.8 million through the issuance of 654,300 shares of Common Stock under the provisions of our equity line of credit with Aspire.

•	We raised approximately $0.1 million from the exercise of approximately 20,800 warrants.
Liquidity and Capital Requirements Outlook

We anticipate requiring additional capital in order to fund the development of cell therapy product candidates, particularly in our Targeted Immunotherapy Program, CD34 Cell Program and T Regulatory Cell Program, as well as engage in strategic transactions. The most significant funding needs are anticipated to be in connection with the conduct of our Intus Phase 3 clinical trial of NBS20 for stage IV and recurrent stage III melanoma which is expected to be initiated in 2014 and cost approximately $25 million, and other costs related to the cancer immunotherapy operations acquired from CSC in May 2014. The acquisition of CSC could result in our re-prioritizing the timing of the initiation of certain of our other earlier stage clinical trials. We also anticipate requiring additional capital to grow the PCT business, including implementing additional automation capabilities and pursuing plans to establish commercial capacity and expand internationally. Additionally, we recently completed expansion in the Allendale, New Jersey facility adding laboratory, clean room suites and support facilities, and completed expansion in the Mountain View, California facility adding manufacturing capacity with additional clean rooms, laboratory space and support facilities.

To meet our short and long term liquidity needs, we currently expect to use existing cash balances, our revenue generating activities, and a variety of other means. Those other means include the continued use of a common stock purchase agreement with Aspire (the "Aspire Agreement"). We entered into a new $30 million common stock purchase agreement with Aspire in March 2014, of which we had $25.6 million remaining available at June 30, 2014. Other sources of liquidity could include potential issuances of debt or equity securities in public or private financings, additional warrant exercises, option exercises, and/or sale of assets. In addition, we will continue to seek as appropriate grants for scientific and clinical studies from the National Institutes of Health, Department of Defense, and other governmental agencies and foundations, but there can be no assurance that we will be successful in qualifying for or obtaining such grants. Our history of operating losses and liquidity challenges, may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of small cap biopharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations. We believe that our current cash balances and revenue generating activities, along with access to the Aspire Agreement, will be sufficient to fund the business, as now operated, into 2015.

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

Index

Commitments and Contingencies

The following table summarizes our obligations to make future payments under current contracts as of June 30, 2014 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Mortgages Payable	$3,131.3	$219	$475.2	$2,221.2	$215.9
Notes Payable	1,809.9	794.2	1,015.7	—	—
Operating Lease Obligations	3,537.4	1,341.3	1,991.8	204.3	—
	$8,478.6	$2,354.5	$3,482.7	$2,425.5	$215.9

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes in our critical accounting policies and estimates during the six months ended June 30, 2014, compared to those reported in our 2013 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates. Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our investments in marketable securities, which consist primarily of short-term money market funds and municipal debt securities. However, as of June 30, 2014, we do not believe we are materially exposed to changes in interest rates given the short-term duration of the securities. Additionally, our mortgage, representing our largest component of debt, has a fixed interest rate until 2017, and is not subject to interest rate exposure. As a result, we do not believe we have material exposure to market risk related to interest rate changes as of June 30, 2014.

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

Index

As of June 30, 2014, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Index

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
There are no material changes to the disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, except that a final order was entered in the matter discussed therein in June 2014 approving the settlement (for which a preliminary approval order has been entered in 2012) and awarding fees to plaintiff’s counsel.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 and Current Report on Form 8-K filed on May 8, 2014. See the risk factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 under the caption "Item 1 A - Risk Factors." Additionally, the Company’s acquisition of California Stem Cell, Inc. (“CSC Acquisition”) and the ongoing operations associated with this new business will subject the Company to additional risks.  Our Current Report on Form 8-K filed on May 8, 2014 reporting the closing of the CSC Acquisition contains a discussion of the risk factors related to the CSC Acquisition and our new Targeted Immunotherapy Program.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed, and as follows:
The Company has agreed to issue equity to certain consultants for services. Effective June 20, 2014 pursuant to a three month agreement for consulting services in investor relations and other specified matters, the Company agreed to issue to a consultant 24,000 shares of the Company's restricted common stock, vesting as to 6,000 shares on the commencement date and as to 6,000 shares the first day of each month throughout the term of the agreement. Effective July 1, 2014, pursuant to a six month extension for consulting services in information technology and accounting systems, the Company agreed to issue to a consultant, 6,600 shares of the Company's restricted common stock, vesting ratably throughout the term of the agreement on a monthly basis. Also effective July 1, 2014, pursuant to a six month extension for consulting services in accounting systems and regulatory compliance, the Company agreed to issue to a consultant, 4,400 shares of the Company's restricted common stock vesting ratably throughout the term of the agreement on a monthly basis. Effective August 1, 2014, pursuant to a six month agreement for consulting services in media, marketing, advertising, and other specified matters, the Company agreed to issue to a consultant 27,000 shares of the Company's restricted common stock, vesting ratably throughout the term of the agreement.  Effective August 6, 2014, pursuant to a six month consulting agreement for consulting services in corporate finance, investor communications, investor relations and other specified matters, the Company agreed to issue to a consultant 50,000 shares of the Company's restricted common stock, vesting as to 25,000 shares on execution and as to 25,000 shares on November 1, 2014. Effective August 7, 2014, pursuant to a seven month agreement for consulting services in investor relations and other specified matters, the Company agreed to issue to a consultant 36,000 shares of the Company's restricted common stock vesting ratably throughout the term of the agreement.
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

NEOSTEM, INC.
FORM 10Q

Exhibit Index

2.1
Agreement and Plan of Merger, dated as of April 11, 2014, by and among NeoStem, Inc., California Stem Cell, Inc., NBS Acquisition Company I, Inc., NBS Acquisition Company II, LLC, and Jason Livingston, solely in his capacity as CSC stockholder representative (incorporated by reference to Exhibit 4.18 to the Company's Current Report on Form 8-K filed on April 14, 2014)

10.1
Common Stock Purchase Agreement, dated as of March 11, 2014, by and between NeoStem, Inc. and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on March 13, 2014)

10.2
Escrow Agreement, dated as of May 8, 2014, by and among NeoStem, Inc., California Stem Cell, Inc., Fortis Advisors, LLC solely in its capacity as the CSC Representative, and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 8, 2014)

10.3	Employment Agreement dated April 11, 2014 between NeoStem, Inc. and Hans Keirstead, PhD*
10.4	Offer Letter of Employment dated May 2, 2014 between NeoStem, Inc. and Dr. Robert Dillman*
10.5	Letter Agreement dated August 4, 2014, between NeoStem, Inc. and Catherine M. Vaczy, Esq.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***
101.DEF	XBRL Taxonomy Extension Definition Linkbase***
101.LAB	XBRL Taxonomy Extension Label Linkbase***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***
_______________

*	Filed herewith.
**	Furnished herewith.
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

Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on August 7, 2014.

NEOSTEM, INC.
By: /s/ Robin L. Smith, M.D. Name: Robin L. Smith, M.D. Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robin L. Smith, M.D. Robin L. Smith, M.D.	Director, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	August 7, 2014
/s/ Robert Dickey IV Robert Dickey IV	Chief Financial Officer (Principal Financial Officer)	August 7, 2014
/s/ Joseph Talamo Joseph Talamo	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	August 7, 2014