Form 10-Q
period 2014-09-30
NeoStem, Inc.
filed 2014-10-30
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

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
Yes  ☐     No  ☒
35,738,358 SHARES, $.001 PAR VALUE, AS OF OCTOBER 30, 2014

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

Index

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this Quarterly Report on Form 10-Q, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements, although some forward-looking statements are expressed differently. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertaintities and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity or our achievements or industry results, to be materially different from any future results, performance levels of activity or our achievements or industry results expressed or implied by such forward-looking statements. Factors that could cause our actual results to differ materially from anticipated results expressed or implied by forward-looking statements include, among others:

•
our ability to obtain sufficient capital or strategic business arrangements to fund our operations and expansion plans, including meeting our financial obligations under various licensing and other strategic arrangements, the funding of our clinical trials for product candidates in our development programs for our Targeted Cancer Immunotherapy Program, our Ischemic Repair Program and our Immune Modulation Program, and the commercialization of the relevant technology;

•	our ability to build and maintain the management and human resources infrastructure necessary to support the growth of our business;

•	our ability to integrate our acquired businesses successfully and grow such acquired businesses as anticipated, including expanding our PCT business;

•	whether a large global market is established for our cellular-based products and services and our ability to capture a meaningful share of this market;

•	scientific and medical developments beyond our control;

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

•
the results of our development activities, including the results of our Intus Phase 3 clinical trial of NBS20, also referred to as DC/TC, being developed to treat metastatic melanoma, our  PreSERVE Phase 2 clinical trial of NBS10, also referred to as AMR-001, being developed to treat acute myocardial infarction and other clinical trials;

•
our ability to complete our other planned clinical trials (or initiate other trials) in accordance with our estimated timelines due to delays associated with enrolling patients due to the novelty of the treatment, the size of the patient population and the need of patients to meet the inclusion criteria of the trial or otherwise;

•	our ability to satisfy our obligations under our credit facility;

•
the other factors discussed in “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“the SEC”) on March 13, 2014, and elsewhere in the Annual Report on Form 10-K; and

•
the Company’s acquisition of California Stem Cell, Inc. (“CSC Acquisition”) and the ongoing operations associated with this new business will subject the Company to additional risks.  Our Current Report on Form 8-K filed on May 8, 2014 reporting the closing of the CSC Acquisition contains a discussion of the risk factors related to the CSC Acquisition and our new Targeted Cancer Immunotherapy Program.

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

Index

Index

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$32,141,286	$46,133,759
Marketable securities	665,112	—
Accounts receivable, net of allowance for doubtful accounts of $386,066 and $391,829 at September 30, 2014 and December 31, 2013, respectively	2,088,888	1,860,835
Inventory	2,142,302	1,270,223
Prepaid expenses and other current assets	4,376,353	1,561,933
Total current assets	41,413,941	50,826,750
Property, plant and equipment, net	15,686,609	12,844,216
Goodwill	25,209,336	11,117,770
Intangible assets, net	47,711,709	13,875,617
Other assets	1,317,082	1,151,729
Total assets	$131,338,677	$89,816,082
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$4,400,437	$3,354,908
Accrued liabilities	2,818,623	4,018,026
Notes payable	995,576	381,097
Mortgages payable	—	213,112
Derivative liabilities	—	23,175
Unearned revenues	3,639,979	1,816,601
Total current liabilities	11,854,615	9,806,919
Long-term Liabilities
Deferred income taxes	18,422,575	4,379,226
Notes payable	956,515	531,164
Mortgages payable	—	3,023,609
Long-term debt	15,000,000	—
Acquisition-related contingent consideration	22,430,000	9,450,000
Other long-term liabilities	616,000	598,729
Total liabilities	69,279,705	27,789,647
Commitments and Contingencies
EQUITY
Stockholders' Equity
Preferred stock, authorized, 20,000,000 shares; Series B convertible redeemable preferred stock liquidation value, 0.01 share of common stock, $.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at September 30, 2014 and December 31, 2013	100	100
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding, 35,485,523 and 27,196,537 shares, at September 30, 2014 and December 31, 2013, respectively	35,486	27,197
Additional paid-in capital	343,308,264	299,594,525
Treasury stock, at cost	(705,742)	(705,742)
Accumulated deficit	(279,634,948)	(236,373,605)
Accumulated other comprehensive income	112	—
Total NeoStem, Inc. stockholders' equity	63,003,272	62,542,475
Noncontrolling interests	(944,300)	(516,040)
Total equity	62,058,972	62,026,435
Total liabilities and equity	$131,338,677	$89,816,082
See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$4,117,783	$3,706,918	$12,662,290	10,590,237

Costs and expenses:
Cost of revenues	4,012,369	2,975,935	11,515,168	9,603,048
Research and development	8,469,623	4,486,389	19,024,728	11,619,843
Selling, general, and administrative	7,894,291	5,557,425	24,310,324	15,681,731
Total operating costs and expenses	20,376,283	13,019,749	54,850,220	36,904,622

Operating loss	(16,258,500)	(9,312,831)	(42,187,930)	(26,314,385)

Other income (expense):
Other income (expense), net	(687,280)	179,605	(1,062,568)	248,161
Interest expense	(183,477)	(98,618)	(383,539)	(208,023)
	(870,757)	80,987	(1,446,107)	40,138

Loss before provision for income taxes and noncontrolling interests	(17,129,257)	(9,231,844)	(43,634,037)	(26,274,247)
Provision for income taxes	47,387	44,757	142,183	492,325
Net loss	(17,176,644)	(9,276,601)	(43,776,220)	(26,766,572)

Less - loss attributable to noncontrolling interests	(202,375)	(205,844)	(514,877)	(319,880)
Net loss attributable to NeoStem, Inc. common stockholders	$(16,974,269)	(9,070,757)	$(43,261,343)	(26,446,692)

Basic and diluted loss per share attributable to NeoStem, Inc. common stockholders	$(0.48)	(0.45)	$(1.37)	$(1.43)
Weighted average common shares outstanding	35,053,218	20,203,934	31,663,221	18,482,413

See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(17,176,644)	$(9,276,601)	$(43,776,220)	$(26,766,572)

Other comprehensive income:
Available for sale securities - net unrealized (loss) gain	(886)	—	112	—
Total other comprehensive income	(886)	—	112	—

Comprehensive loss	(17,177,530)	(9,276,601)	(43,776,108)	(26,766,572)

Comprehensive loss attributable to noncontrolling interests	(202,375)	(205,844)	(514,877)	(319,880)

Comprehensive net loss attributable to NeoStem, Inc. common stockholders	$(16,975,155)	$(9,070,757)	$(43,261,231)	$(26,446,692)

See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total NeoStem, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	10,000	$100	16,375,365	$16,375	$231,218,615	$—	$(197,392,361)	$(665,600)	$33,177,129	$(356,970)	$32,820,159
Net loss	—	—	—	—	—	—	(26,446,692)	—	(26,446,692)	(319,880)	(26,766,572)
Equity-based compensation	—	—	451,666	452	5,441,166	—	—	(29,167)	5,412,451	—	5,412,451
Net proceeds from issuance of common stock	—	—	3,949,255	3,949	21,513,473	—	—	—	21,517,422	—	21,517,422
Proceeds from option exercises	—	—	16,369	16	86,642	—	—	—	86,658	—	86,658
Proceeds from warrant exercises	—	—	401,215	402	2,125,889	—	—	—	2,126,291	—	2,126,291
Warrant inducements	—	—	—	—	(62,014)	—	—	—	(62,014)	—	(62,014)
Change in Ownership in Subsidiary					$(111,680)				$(111,680)	$111,680	$—
Balance at September 30, 2013	10,000	$100	21,193,870	$21,194	$260,212,091	$—	$(223,839,053)	$(694,767)	$35,699,565	$(565,170)	$35,134,395

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total NeoStem, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	10,000	$100	27,196,537	$27,197	$299,594,525	$—	$(236,373,605)	$(705,742)	$62,542,475	$(516,040)	$62,026,435
Net loss	—	—	—	—	—	—	(43,261,343)	—	(43,261,343)	(514,877)	(43,776,220)
Unrealized gain on marketable securities	—	—	—	—	—	112	—	—	112	—	112
Equity-based compensation	—	—	727,158	727	8,940,725	—	—	—	8,941,452	—	8,941,452
Net proceeds from issuance of common stock	—	—	1,850,081	1,850	11,273,259	—	—	—	11,275,109	—	11,275,109
Proceeds from option exercises	—	—	48,987	49	270,959	—	—	—	271,008	—	271,008
Proceeds from warrant exercises	—	—	333,250	333	1,720,392	—	—	—	1,720,725	—	1,720,725
Shares issued in CSC acquisition	—	—	5,329,510	5,330	21,595,021	—	—	—	21,600,351	—	21,600,351
Change in ownership in subsidiary	—	—	—	—	(86,617)	—	—	—	(86,617)	86,617	—
Balance at September 30, 2014	10,000	$100	35,485,523	$35,486	$343,308,264	$112	$(279,634,948)	$(705,742)	$63,003,272	$(944,300)	$62,058,972

See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(43,776,220)	$(26,766,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	8,941,452	5,412,451
Depreciation and amortization	1,578,334	1,197,801
Changes in fair value of derivative liability	(23,175)	12,952
Change in acquisition-related contingent consideration	1,090,000	—
Bad debt recovery	(5,763)	(232,531)
Deferred income taxes	142,183	492,325
Accretion on marketable securities	7,329	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,795,249)	(663,543)
Accounts receivable	(177,162)	(108,363)
Inventory	(872,079)	583,659
Unearned revenues	1,823,379	(446,399)
Other assets	559,470	421
Accounts payable, accrued liabilities and other liabilities	(2,483,740)	780,100
Net cash used in operating activities	(35,991,241)	(19,737,699)
Cash flows from investing activities:
Net cash received in acquisitions	50,894	—
Purchase of marketable securities	(920,329)	—
Sale of marketable securities	248,000	—
Acquisition of property, plant and equipment	(2,925,918)	(948,644)
Net cash used in investing activities	(3,547,353)	(948,644)
Cash flows from financing activities:
Proceeds from exercise of options	271,008	86,658
Proceeds from exercise of warrants	1,720,725	2,126,291
Net proceeds from issuance of common stock	11,275,109	21,517,422
Net proceeds from long-term debt	14,476,170	—
Repayment of mortgage loan	(3,236,721)	(150,294)
Proceeds from notes payable	1,777,163	709,741
Repayment of notes payable	(737,333)	(332,713)
Payment for warrant inducement	—	(62,014)
Net cash provided by financing activities	25,546,121	23,895,091
Net (decrease) increase in cash and cash equivalents	(13,992,473)	3,208,748
Cash and cash equivalents at beginning of period	46,133,759	13,737,452
Cash and cash equivalents at end of period	$32,141,286	$16,946,200

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$359,300	$202,800
Taxes	$—	$—
Supplemental schedule of non-cash financing activities:
Common stock and contingent consideration issued with the acquisition of CSC	$33,490,351	$—

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

Our business includes the development of novel proprietary cell therapy products, as well as a revenue-generating contract development and manufacturing service business that we leverage for the development of our therapeutics while providing services to other companies in the cell therapy industry. The combination of our own therapeutic development business and a revenue-generating service provider business provides the Company with unique capabilities for cost effective in-house product development and immediate revenue and future cash flow to help underwrite our internal development programs. This business model enables the Company to be opportunistic in growing its pipeline as evidenced by the Company's acquisition in May 2014 of California Stem Cell, Inc. ("CSC"), a cell biotechnology company located in Irvine, California.

Since our acquisition of the CSC business, we are developing cellular immunotherapies for cancer, an area we view to be one of the most promising sub-sectors in biotechnology. Our lead product candidate in our immunotherapy pipeline is NBS20, also referred to as DC/TC (dendritic cell/tumor cell), and is targeting malignant melanoma initiating cells. This immunotherapy designed to treat Stage IV or recurrent Stage III metastatic melanoma, which has been granted fast track and orphan designation by the Food and Drug Administration ("FDA"), also has a Phase 3 protocol that is the subject of a Special Protocol Assessment ("SPA"). The SPA indicates that the FDA is in agreement with the design, clinical endpoints, and planned clinical analyses of the Phase 3 trial that could serve as the basis for a Biologics License Application ("BLA") that would be filed with the FDA requesting marketing approval of this therapeutic candidate. This protocol calls for enrolling 250 evaluable patients and in the fourth quarter of 2014 we began activating clinical sites. Patient enrollment is expected to begin in the first quarter of 2015. We are evaluating other clinical indications into which we may advance this program, including liver, ovarian and lung cancers.

We are also currently developing therapies to address ischemia utilizing CD34 cells. Ischemia occurs when the supply of oxygenated blood in the body is restricted. We seek to improve oxygen delivery to tissues through the development and formation of new blood vessels. NBS10, also referred to as AMR-001, is our most clinically advanced product candidate in our ischemic repair program and is being developed to treat damaged heart muscle following an acute myocardial infarction (heart attack) ("AMI"). In December 2013, the Company completed enrollment in its 160 patient PreSERVE AMI study. PreSERVE AMI is a randomized, double-blinded, placebo-controlled Phase 2 clinical trial testing NBS10, an autologous (donor and recipient are the same) adult stem cell product for the treatment of patients with left ventricular dysfunction following acute ST segment elevation myocardial infarction (STEMI). The Company anticipates releasing data from the PreSERVE AMI study on November 17, 2014 at the American Heart Association's Scientific Sessions and will release sooner if available. If approved by the FDA and/or other worldwide regulatory agencies following successful completion of further trials, NBS10 would address a significant medical need for which there is currently no effective treatment, potentially improving longevity and quality of life for those suffering a STEMI, and positioning the Company to capture a meaningful share of this worldwide market. We are evaluating other clinical indications into which we may advance this program.

Another platform technology we are developing utilizes T Regulatory Cells ("Tregs") to treat diseases caused by imbalances in an individual's immune system.  Collaborating with the University of California, San Francisco, we are utilizing the technology platform of our majority-owned subsidiary, Athelos Corporation ("Athelos"), to restore immune balance by enhancing Treg cell number and function.  Tregs are a natural part of the human immune system and regulate the activity of T effector cells, the cells that are responsible for protecting the body from viruses and other foreign antigens. When Tregs function properly, only harmful foreign materials are attacked by T effector cells. In autoimmune disease it is thought that deficient Treg activity permits the T effector cells to attack the body's own tissues, while in allergic diseases, like asthma, it is thought that the immune system overreacts to harmless foreign substances. We plan to initiate in the first half of 2015, subject to review and approval of the protocol by the appropriate regulatory authorities, a Phase 2 study of NBS03D, a Treg based therapeutic, in the treatment of type 1 diabetes. We plan to initiate in the fourth quarter of 2015, subject to review and approval of the protocol by

Index

the appropriate regulatory authorities, a Phase 1 study in Canada of NBS03A, a Treg based therapeutic, in support of our steroid resistant asthma development program.

Regenerative medicine holds the promise of improving clinical outcomes and reducing overall  healthcare costs.  We have two pre-clinical assets including our VSEL TM (Very Small Embryonic Like) Technology regenerative medicine platform and our dermatological program.  We are working on a Department of Defense funded study of VSELsTM for the treatment of chronic wounds and exploring macular degeneration with the Schepens Eye Research Institute, an affiliate of Harvard Medical School. As part of our dermatological program, we are pursuing partnering arrangements to fund further development and distribution.

Progenitor Cell Therapy, LLC ("PCT") is a revenue generating contract manufacturing and development organization in the cellular therapy industry. This wholly owned subsidiary, which we acquired in 2011, is recognized around the world as an industry leader in providing high quality manufacturing capabilities, support and innovative engineering solutions to developers of cell-based therapies, enabling improved efficiencies and profitability, while reducing the capital investment required for these development activities. Since its inception more than 15 years ago, PCT has provided pre-clinical and clinical current Good Manufacturing Practice (“cGMP”) development and manufacturing services to more than 100 clients. PCT has experience in advancing regenerative medicine product candidates from product inception through rigorous quality standards all the way through to human testing, BLA filing and FDA product approval. PCT's core competencies in the cellular therapy industry include manufacturing of cell therapy-based products, manufacturing development through its engineering and innovation services, analytical development, cell and tissue processing, regulatory support, storage, distribution and delivery, and consulting services. PCT has three cGMP compliant facilities in Allendale, NJ, Mountain View, CA and Irvine, CA. PCT's state-of-the art cell therapy research, development, and manufacturing facilities serve the cell therapy community with integrated and regulatory compliant distribution capabilities. The Company is pursuing commercial expansion of our manufacturing operations both in the U.S. and internationally.

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of September 30, 2014 and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2013 and 2012 included in our Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Reclassifications

Index

Certain reclassifications have been made to the Consolidated Financial Statements and Notes to the Consolidated Financial Statements for the three and nine months ended September 30, 2013 to conform to the presentation for the three and nine months ended September 30, 2014.

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

(1) Pursuant to the Stock Purchase Agreement signed in March 2011, our initial ownership in Athelos was 80.1%, and Becton Dickinson's ("BD") initial minority ownership was 19.9%. Per the Agreement, BD will be diluted based on new investment in Athelos by us (subject to certain anti-dilution provisions). As of September 30, 2014, BD's ownership interest in Athelos was decreased to 10.0%, and our ownership increased to 90.0% As a result in the change in ownership, approximately $0.1 million was transferred from additional paid in capital to non-controlling interests.

(2) On May 8, 2014, NeoStem acquired CSC, now known as NeoStem Oncology, LLC (see Note 3, Acquisition). Accordingly, the operating results of NeoStem Oncology, LLC prior to May 8, 2014 are not included in the Company's consolidated operations and cash flows.

Note 2 – Summary of Significant Accounting Policies

In addition to the policies below, our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no changes to our significant accounting policies during the nine months ended September 30, 2014.

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

Index

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

Index

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

Clinical Services Reimbursements: The Company separately charges the customers for the expenses associated with certain consumable resources (reimbursable expenses) that are specified in each clinical services contract. On a monthly basis, the Company bills customers for reimbursable expenses and immediately recognizes these billings as revenue, as the revenue is deemed earned as reimbursable expenses are incurred. For the three months ended September 30, 2014 and 2013, clinical services reimbursements were $1.0 million and $0.6 million, respectively. For the nine months ended September 30, 2014 and 2013, clinical services reimbursements were $2.8 million and $1.4 million, respectively.

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

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements - Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the provisions in this ASU should be followed to determine whether to disclose information about the relevant conditions and events. The ASU in this Update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the adoption of this ASU and its impact on the consolidated financial statements.

Note 3 – Acquisition

Index

On May 8, 2014, NeoStem closed (the “Closing”) its acquisition of CSC (the “CSC Acquisition”), pursuant to the terms of the Agreement and Plan of Merger, dated as of April 11, 2014 (the “Merger Agreement”), by and among NeoStem and its acquisition subsidiaries (collectively, "Subco"), CSC, and Jason Livingston, solely in his capacity as CSC stockholder representative (together with his permitted successors, the “CSC Representative”). At Closing, Fortis Advisors LLC succeeded to the duties of the CSC Representative pursuant to the Merger Agreement.

Pursuant to the Merger Agreement, on the Closing Date, Subco was merged with CSC (the “Merger”), with Subco surviving the Merger as a wholly-owned subsidiary of NeoStem. At Closing, Subco changed its legal name to NeoStem Oncology, LLC.

CSC has deep expertise in stem cell biology and is engaged in the development of therapies using a patient’s own, i.e., autologous, cells, with development efforts primarily directed at immunotherapies for cancer. Its most advanced program is a targeted cancer immunotherapy called NBS20, also referred to as DC/TC (dendritic cell/tumor cell), which uses patients’ own tumor cells to maximize the ability of their immune system to identify and eliminate the cancer initiating cells that are capable of reconstituting or developing new tumors (i.e., “cancer stem cells” or “replicating cells”). The current focus of that program is the treatment of metastatic melanoma. As a result of encouraging Phase 2 data, the Company initiated its Intus Phase 3 clinical trial in the fourth quarter of 2014, with enrollment expected to begin in the first quarter of 2015. The protocol for this study is the subject of a Special Protocol Assessment (“SPA”) and the immunotherapy has been granted Fast Track designation, as well as Orphan Drug designation.
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

The fair value of the net assets acquired in the CSC Acquisition was $19.4 million. The fair value of the consideration paid by NeoStem was valued at $33.5 million, resulting in the recognition of goodwill in the amount of $14.1 million. The consideration paid was comprised of equity issued and milestone payments. The fair value of the equity issued by NeoStem was valued at $21.6 million. The fair value of the milestone payments was valued at $11.9 million, and is contingent on the achievement of certain milestones associated with the future development of the acquired programs. Such contingent consideration has been classified as a liability and will be subject to remeasurement at the end of each reporting period.

The preliminary fair value of assets acquired and liabilities assumed on May 8, 2014 is as follows (in thousands):

Cash and cash equivalents	$51.2
Accounts receivable trade, net	45.1
Prepaids and other current assets	19.2
Property, plant and equipment, net	1,040.9
Other assets	201.0
Goodwill	14,091.7
In-Process R&D	34,290.0
Accounts payable	(333.1)
Accrued liabilities	(2,014.1)
Deferred tax liability	(13,901.2)
$33,490.7

Index

The total cost of the acquisition, which is still preliminary, has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition. As of September 30, 2014, the preliminary fair values of the equity issued by NeoStem was reduced by $2.9 million, and the preliminary fair value of the milestone payments was increased by $1.1 million. In addition, the preliminary fair values of the In-Process R&D and Goodwill acquired were reduced by $ 1.5 million and $0.3 million, respectively, and the deferred tax liability assumed was decreased by $0.6 million. The estimated fair value determinations and purchase price allocation continues to be subject to revision based on additional valuation work that is being conducted. The final allocation is pending the receipt of a third-party valuation and the completion of the Company’s internal review, which is expected during the fourth quarter of 2014.

For the period since the CSC Acquisition (May 9, 2014 to September 30, 2014), NeoStem recorded $0.03 million in revenues and a net loss of approximately $5.4 million or $0.17 basic and diluted loss per share attributable to CSC.

Pro Forma Financial Information
The following supplemental table presents unaudited consolidated pro forma financial information as if the closing of the acquisition of CSC had occurred on January 1, 2013 (in thousands, except per share amounts):

	Nine Months Ended September 30, 2014
	(As Reported)	(Proforma)

Revenues	$12,662	$13,373
Net loss	$(43,776)	$(46,273)
Net loss attributable to NeoStem	$(43,262)	$(45,759)
Net loss per share attributable to NeoStem	$(1.37)	$(1.24)

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	(As Reported)	(Proforma)	(As Reported)	(Proforma)

Revenues	$3,707	$3,893	$10,590	$11,175
Net loss	$(9,277)	$(10,586)	$(26,767)	$(30,549)
Net loss attributable to NeoStem	$(9,071)	$(10,380)	$(26,447)	$(30,229)
Net loss per share attributable to NeoStem	$(0.45)	$(0.41)	$(1.43)	$(1.27)
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

Note 4 – Available-for-Sale-Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our Consolidated Balance Sheets (in thousands):

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$17,512.9	$—	$—	$17,512.9
Municipal debt securities	970.0	0.1	—	970.1
Total	$18,482.9	$0.1	$—	$18,483.0

Index

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale debt securities on our Consolidated Balance Sheets (in thousands):

September 30, 2014
Cash and cash equivalents	$17,817.9
Marketable securities	665.1
Total	$18,483.0

The following table summarizes our portfolio of available-for-sale debt securities by contractual maturity (in thousands):

	September 30, 2014
	Amortized Cost	Estimated Fair Value
Less than one year	$18,482.9	$18,483.0
Greater than one year	—	—
Total	$18,482.9	$18,483.0

Note 5 – Inventories

Inventories, primarily representing work in process for costs incurred on projects at PCT that have not been completed, were $2.1 million and $1.3 million as of September 30, 2014 and December 31, 2013, respectively. The Company also has deferred revenue of approximately $3.3 million and $1.5 million of advance billings received as of September 30, 2014 and December 31, 2013, respectively, related to these contracts.

Note 6 – Loss Per Share

For the nine months ended September 30, 2014 and 2013, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of loss per share as they are anti-dilutive. At September 30, 2014 and 2013, the Company excluded the following potentially dilutive securities:

	September 30,
	2014	2013
Stock Options	4,459,923	2,840,668
Warrants	3,555,956	5,054,302
Restricted Shares	233,982	92,000

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

Index

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

The Company classifies the fair value of contingent consideration obligations as level 3 inputs. The Company has recognized contingent consideration obligations related to the following:

•
In October 2011, in connection with the Company's acquisition of Amorcyte, contingent consideration obligations were recognized relating to earn out payments equal to 10% of the net sales of the lead product candidate NBS10 (in the event of and following the date of first commercial sale of NBS10), provided that in the event NeoStem sublicenses NBS10, the applicable earn out payment will be equal to 30% of any sublicensing fees, and provided further that NeoStem will be entitled to recover direct out-of-pocket clinical development costs not previously paid or reimbursed and any costs, expenses, liabilities and settlement amounts arising out of claims of patent infringement or otherwise challenging Amorcyte’s right to use intellectual property, by reducing any earn out payments due by 50% until such costs have been recouped in full (the “Earn Out Payments”). The contingent consideration fair value increased from $9.5 million as of December 31, 2013 to $10.1 million as of September 30, 2014. The change in estimated fair value is based on the impact of the time progression through the Preserve AMI Phase 2 clinical trial from December 31, 2013 to September 30, 2014, and has been recorded in other expenses in our consolidated statement of operations.

•
In May 2014, in connection with the Company's acquisition of CSC, contingent consideration obligations were recognized relating to milestone payments of up to $90.0 million, based on the achievement of certain milestones associated with the future development of the acquired programs. The contingent consideration fair value recognized in the acquisition in May 2014 was $11.9 million. The contingent consideration fair value increased to $12.4 million as of September 30, 2014. The change in estimated fair value is based on changes in assumptions regarding the timing of certain milestone achievements, as well as the time progression to reach those milestones as of September 30, 2014, and has been recorded in other expenses in our consolidated statement of operations.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014, and December 31, 2013 (in thousands):

	September 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities - available for sale	$—	$665.1	$—	$665.1	$—	$—	$—	$—
	$—	$665.1	$—	$665.1	$—	$—	$—	$—

Liabilities:
Warrant derivative liabilities	$—	$—	$—	$—	$—	$—	$23.2	$23.2
Contingent consideration	—	—	22,430.0	22,430.0	—	—	9,450.0	9,450.0
	$—	$—	$22,430.0	$22,430.0	$—	$—	$9,473.2	$9,473.2

Index

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the nine months ended September 30, 2014 by type of instrument (in thousands):

	Nine Months Ended
	September 30, 2014
	Warrants	Contingent Consideration	Total
Beginning liability balance	$23.2	$9,450.0	$9,473.2

Amount issued in acquisition	—	11,890.0	11,890.0
Change in fair value recorded in earnings	—	1,090.0	1,090.0
Expiration	(23.2)	—	(23.2)

Ending liability balance	$—	$22,430.0	$22,430.0

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

Note 8 – Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Total
Balance as of December 31, 2013	$11,117.8
Goodwill resulting from the acquisition of CSC	14,091.5
Balance as of September 30, 2014	$25,209.3

The Company's intangible assets and related accumulated amortization as of September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

		September 30, 2014			December 31, 2013
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	10 years	$1,000.0	$(370.1)	$629.9	$1,000.0	$(295.1)	$704.9
Manufacturing technology	10 years	3,900.0	(1,443.4)	2,456.6	3,900.0	(1,150.9)	2,749.1
Tradename	10 years	800.0	(296.1)	503.9	800.0	(236.1)	563.9
In process R&D	Indefinite	43,690.0	—	43,690.0	9,400.0	—	9,400.0
Patent rights	19 years	669.0	(237.7)	431.3	669.0	(211.3)	457.7
Total Intangible Assets		$50,059.0	$(2,347.3)	$47,711.7	$15,769.0	$(1,893.4)	$13,875.6

Total intangible amortization expense was classified in the operating expense categories for the periods included below as follows (in thousands):

Index

	Nine Months Ended September 30,
	2014	2013
Cost of revenue	$237.6	$292.5
Research and development	81.3	26.4
Selling, general and administrative	135.0	135.0
Total	$453.9	$453.9

Estimated intangible amortization expense on an annual basis for the succeeding five years is as follow (in thousands):

2014	$151.3
2015	605.2
2016	605.2
2017	605.2
2018	605.2
Thereafter	45,139.6
$47,711.7

Note 9 – Accrued Liabilities

Accrued liabilities as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014	December 31, 2013
Salaries, employee benefits and related taxes	$1,435.6	$2,325.8
Professional fees	608.2	544.8
License fees	100.0	500.0
Other	674.8	647.4
	$2,818.6	$4,018.0

Note 10 – Debt

Notes Payable

As of September 30, 2014 and December 31, 2013, the Company had notes payable of approximately $2.0 million and $0.9 million, respectively. The notes relate to certain insurance policies and equipment financings, require monthly payments, and mature within one to three years.

Long-Term Debt

On September 26, 2014, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with Oxford Finance LLC (together with its successors and assigns, the “Lender”) pursuant to which the Lender has agreed to lend the Company up to $20.0 million. Upon entering into the Loan and Security Agreement, the Lender disbursed $15.0 million (“Term Loan A”). Under the terms of the Loan and Security Agreement, during the Second Draw Period (as defined below), the Company may, subject to certain conditions, borrow from Lender an additional $5.0 million (“Term Loan B”, together with Term Loan A, the “Term Loans”). The “Second Draw Period” is the period of time: (a) commencing on the date that Lender receives evidence in a form and substance satisfactory to Lender that the Company has entered into a strategic arrangement with respect to the Company’s NBS10 product candidate for ST Elevation Myocardial Infarction and receives an upfront payment of not less than $10.0 million in connection therewith, and (b) ending on the earlier of September 19, 2015 or the occurrence of an event of default under the Term Loans. After repayment of all outstanding amounts due under two loans from TD Bank, N.A. in the amount of approximately $3.1 million, and deductions for debt offering/issuance costs and interim period interest, the net proceeds from Term Loan A were $11.7 million. The debt offering/issuance costs have been recorded as debt issuance costs in other assets in the consolidated balance sheet, and will be amortized to interest expense throughout the life of the Term Loans using the effective interest rate method. The proceeds from the Term Loans may be used to satisfy the Company’s future working capital needs,

Index

including the development of its cell therapy product candidates.

The Company will make interest only payments on the outstanding amount of Term Loans on a monthly basis until October 1, 2015 at a rate of 8.50% per annum; provided however, such interest-only period may be extended to April 1, 2016, in the event of either (1) the signing of a partnership for (x) traumatic brain injury indication for the Company's Ischemic Repair Program or for its VSELTM Program or (y) critical limb ischemia indication for its Ischemic Repair Program; or (2) the initiation of the Intus Phase 3 study evaluating the Company's product candidate NBS20 (also referred to as DC/TC) in patients with Stage IV or recurrent Stage III metastatic melanoma. Commencing on the date that principal payments commence, the Company will make consecutive monthly payments of principal and interest based upon a repayment schedule equal to (a) 36 months, if the Term Loans begin amortizing on October 1, 2015, or (b) 30 months, if the Term Loans begin amortizing on April 1, 2016. The Term Loans mature on September 1, 2018. At its option, the Company may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest), subject to a prepayment fee that is determined based on the date the loan is prepaid. The Company is also required to pay Lender a final payment fee equal to 8% of the Term Loan A and Term Loan B (if disbursed). The final payment fee will be amortized to interest expense throughout the life of the Term Loans using the effective interest rate method. The Company paid a facility fee in the amount of $100,000 in connection with Term Loan A.

Under the Loan and Security Agreement and a related mortgage, the Company granted to Lender a security interest in all of the Company’s real property and personal property now owned or hereafter acquired, excluding intellectual property, and certain other assets and exemptions. The Company also entered into a Mortgage and Absolute Assignment of Leases and Rents (the "Mortgage"). The Company also granted Lender a security interest in the shares of the Company’s subsidiaries. The Loan and Security Agreement restricts the ability of the Company to: (a) convey, lease, sell, transfer or otherwise dispose of any part of its business or property; and (b) incur any additional indebtedness. The Loan and Security Agreement provides for standard indemnification of Lender and contains representations, warranties and certain covenants of the Company. Upon the occurrence of an event of default by the Company under the Loan and Security Agreement, Lender will have customary acceleration, collection and foreclosure remedies. There are no financial covenants associated to the Loan and Security Agreement. As of September 30, 2014, the Company was in compliance with all covenants under the Loan and Security Agreement.

Estimated future principal payments, interest, and fees due under the Loan and Security Agreement are as follows:

Years Ending December 31,	(in millions)
2014	$0.2
2015	2.4
2016	5.7
2017	5.7
2018	5.5
Total	$19.5

During the nine months ended September 30, 2014, the Company recognized $17,708 of interest expense related to the Loan and Security Agreement.

Mortgages Payable

In October 2007, PCT issued a note to borrow $3.1 million (the “First Mortgage”) in connection with its $3.8 million purchase of condominium units in an existing building in Allendale, New Jersey (the “Property”). The First Mortgage was payable in 239 consecutive monthly payments of principal and interest, based on a 20 year amortization schedule; and one final payment of all outstanding principal plus accrued interest then due. The monthly installment was $20,766, which includes interest at an initial rate of 5.00%; the interest rate and monthly installments payments were subject to adjustment on October 1, 2017. The outstanding balance was approximately $2.5 million at December 31, 2013. In connection with the Loan and Security Agreement signed in September 2014, the remaining $2.4 million mortgage obligation was repaid, along with accrued interest and mortgage termination fees.

In December 2010 PCT Allendale, a wholly-owned subsidiary of PCT, entered into a note for a second mortgage in the amount of 1.0 million (the "Second Mortgage") on the Allendale Property with TD Bank, N.A. The initial guarantors of the Second Mortgage were PCT, DomaniCell (a wholly-owned subsidiary of PCT, now known as NeoStem Family Storage, LLC), Regional Cancer Care Associates LLC and certain of its partners. The Second Mortgage was for 124 months at a fixed rate of 6% for the first 64 months. The outstanding balance was approximately $0.8 million at December 31, 2013. In connection with the Loan and

Index

Security Agreement signed in September 2014, the remaining $0.7 million mortgage obligation was repaid, along with accrued interest and mortgage termination fees.

Prior to the full repayment of the mortgages in September 2014, the Company modified both the First Mortgage and Second Mortgage with TD Bank, N.A. in December 2013, whereby prior guarantors were released (see Note 14) and replaced with NeoStem, PCT, and NeoStem Family Storage, LLC.

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

Option Plan Increase

At our Annual Stockholders Meeting held on October 6, 2014, the stockholders approved an amendment to the Company's Amended and Restated 2009 Equity Compensation Plan ("the Plan") to increase the number of shares of common stock authorized for issuance thereunder by 3,000,000, increasing the maximum aggregate number of shares that may be issued under the Plan to 8,995,000.

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

In March 2014, the Company entered into a new common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital, which provides that, subject to certain terms and conditions, Aspire Capital is committed to purchase up to an aggregate of $30.0 million worth of shares of the Company’s common stock over the 24-month term. At the Company’s discretion, it may present Aspire Capital with purchase notices from time to time to purchase the Company’s common stock, provided certain price and other requirements are met. The purchase price for the shares of stock is based upon one of two formulas set forth in the Purchase Agreement depending on the type of purchase notice the Company submits to Aspire Capital, and is based on market prices of the Company’s common stock (in the case of regular purchases) or a discount of 5% applied to volume weighted average prices (in the case of VWAP purchases), in each case as determined by parameters defined in the Purchase Agreement. As consideration for entering into the Purchase Agreement, we issued 150,000 shares of our common stock to Aspire Capital. During the nine months ended September 30, 2014, the Company issued 0.9 million shares of Common Stock under the provisions of the Purchase Agreement with Aspire for gross proceeds of approximately $5.6 million.

Option Exercises

During the nine months ended ended September 30, 2014, option holders exercised an aggregate of 48,987 options at exercise prices between of $5.20 and $6.20 per share for gross proceeds of approximately $0.3 million.

Warrant Exercises

During the nine months ended ended September 30, 2014, warrant holders exercised an aggregate of 333,250 warrants at exercise prices between $5.10 and $14.50 per share for gross proceeds of approximately $1.7 million.
Stock Options and Warrants

Index

The following table summarizes the activity for stock options and warrants for the nine months ended September 30, 2014:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2013	2,932,191	$11.19	6.81	$1,658.1	4,898,266	$16.50	2.63	$1,811.0

Changes during the period:
Granted	2,102,525	$6.85			2,722	$12.26
Exercised	(48,987)	$5.53			(333,250)	$5.16
Forfeited	(262,954)	$6.54			(100,108)	$70.00
Expired	(262,852)	$15.18			(911,674)	$23.97
Outstanding at September 30, 2014	4,459,923	$9.24	7.56	$580.9	3,555,956	$14.13	2.37	$273.2
Vested at September 30, 2014 or expected to vest in the future	4,172,772	$9.38	7.44	$561.2	3,555,956	$14.13	2.37	$273.2
Vested at September 30, 2014	2,823,720	$10.36	6.73	$403.9	3,545,956	$14.15	2.37	$273.2

During the nine months ended September 30, 2014 and 2013, the Company issued warrants for services as follows ($ in thousands, except share data):

	Nine Months Ended September 30,
	2014	2013
Number of Common Stock Purchase Warrants Issued	—	20,407
Value of Common Stock Purchase Warrants Issued	$—	$70.5

Restricted Stock

During the nine months ended September 30, 2014 and 2013, the Company issued restricted stock for services as follows ($ in thousands, except share data):

	Nine Months Ended September 30,
	2014	2013
Number of Restricted Stock Issued	708,706	452,454
Value of Restricted Stock Issued	$4,964.0	$2,967.7

The weighted average estimated fair value of restricted stock issued for services in the nine months ended September 30, 2014 and 2013 was $7.00 and $6.56 per share, respectively. The fair value of the restricted stock was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock issuances are generally within one year.

Note 12 – Share-Based Compensation

Share-based Compensation

We utilize share-based compensation in the form of stock options, warrants and restricted stock.  The following table summarizes the components of share-based compensation expense for the three and nine months ended September 30, 2014 and 2013 (in thousands):

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of goods sold	$55.9	$88.8	$292.6	$233.7
Research and development	515.7	319.9	1,364.2	667.0
Selling, general and administrative	2,716.3	1,718.9	7,284.7	4,511.8
Total share-based compensation expense	$3,287.9	$2,127.6	$8,941.5	$5,412.5

Total compensation cost related to nonvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at September 30, 2014 were as follows (dollars in thousands):

	Stock Options	Warrants	Restricted Stock
Unrecognized compensation cost	$6,266.7	$20.4	$327.4
Expected weighted-average period in years of compensation cost to be recognized	4.94	0.79	0.31

Total fair value of shares vested and the weighted average estimated fair values of shares granted for the nine months ended September 30, 2014 and 2013 were as follows (dollars in thousands):

	Stock Options		Warrants
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total fair value of shares vested	$4,141.6	$2,470.0	$15.3	$123.0
Weighted average estimated fair value of shares granted	$4.67	$4.30	$—	$3.45

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

Deferred tax liabilities were $18.4 million and $4.4 million as of September 30, 2014 and December 31, 2013, respectively, and relate to the taxable temporary differences on (i) the goodwill recognized in the PCT acquisition in 2011, (ii) the in-process R&D intangible asset recognized in the Amorcyte acquisition in 2011, and (iii) the in-process R&D intangible asset recognized in the CSC acquisition in 2014. The taxable temporary difference associated with the goodwill, which is tax deductible and will be amortized over 15 years, will continue to increase the deferred tax liability balance over the amortization period, with an associated charge to the tax provision in each period. The deferred tax liabilities will only reverse when these indefinite-lived assets are sold, impaired, or reclassified from an indefinite-lived asset to a finite-lived asset.

As of September 30, 2014, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

Note 14 – Related Party Transactions

Index

In December 2013, the Company modified both the First Mortgage and Second Mortgage with TD Bank, N.A. (see Note 10). Pursuant to the Loan Modifications, Andrew L. Pecora, M.D., Regional Cancer Care Associates LLC (Dr. Pecora’s medical practice), and certain partners in such practice, including Dr. Pecora, have been released as guarantors of the Second Mortgage Loan, and NeoStem has become a guarantor of the Loans pursuant to a Guaranty of Payment delivered by NeoStem to the Lender. Dr. Pecora currently serves as a NeoStem director, NeoStem’s Chief Visionary Officer, PCT’s Chief Medical Officer and Amorcyte’s Chief Scientific Officer.

Note 15 – Commitments and Contingencies

Lease Commitments

The Company leases offices, of which certain have escalation clauses and renewal options, and also leases equipment under certain noncancelable operating leases that expire from time to time through 2018. In January 2014, the Company signed a new lease for additional space at its current executive offices at 420 Lexington Avenue, New York, NY 10170. The new lease is believed to provide sufficient space for the near future and shall extend through 2018. This property is used as the Company's corporate headquarters. In connection with the CSC Acquisition on May 8, 2014, the Company assumed a facility lease in Irvine, California, with a termination at the end of 2017.

A summary of future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year as of September 30, 2014 are as follows (in thousands):

Years ended	Operating Leases
2014	$337.2
2015	1,162.5
2016	999.9
2017	699.8
2018	7.0
Total minimum lease payments	$3,206.4

Expense incurred under operating leases was approximately $0.4 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively. Expense incurred under operating leases was approximately $0.9 million and $0.9 million for the nine months ended September 30, 2014 and 2013, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” herein and under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013, and in our Current Report on Form 8-K filed on May 8, 2014. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2013.

Overview

NeoStem, Inc. (“we,” “NeoStem” or the “Company”) is a leader in the emerging cellular therapy industry. We are pursuing the preservation and enhancement of human health globally through the development of cell based therapeutics that prevent, treat or cure disease. We have multiple cell therapy platforms that work to address the pathology of disease using a person's own cells

Index

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

Our business includes the development of novel proprietary cell therapy products, as well as a revenue-generating contract development and manufacturing service business that we leverage for the development of our therapeutics while providing services to other companies in the cell therapy industry. The combination of our own therapeutic development business and a revenue-generating service provider business provides the Company with unique capabilities for cost effective in-house product development and immediate revenue and future cash flow to help underwrite our internal development programs. This business model enables the Company to be opportunistic in growing its pipeline as evidenced by the Company's acquisition in May 2014 of California Stem Cell, Inc. ("CSC"), a cell biotechnology company located in Irvine, California.

Since our acquisition of the CSC business, we are developing cellular immunotherapies for cancer, an area we view to be one of the most promising sub-sectors in biotechnology. Our lead product candidate in our immunotherapy pipeline is NBS20, also referred to as DC/TC (dendritic cell/tumor cell), and is targeting malignant melanoma initiating cells. This immunotherapy designed to treat Stage IV or recurrent Stage III metastatic melanoma, which has been granted fast track and orphan designation by the Food and Drug Administration ("FDA"), also has a Phase 3 protocol that is the subject of a Special Protocol Assessment ("SPA"). The SPA indicates that the FDA is in agreement with the design, clinical endpoints, and planned clinical analyses of the Phase 3 trial that could serve as the basis for a Biologics License Application ("BLA") that would be filed with the FDA requesting marketing approval of this therapeutic candidate. This protocol calls for enrolling 250 evaluable patients and in the fourth quarter of 2014 we began activating clinical sites. Patient enrollment is expected to begin in the first quarter of 2015. We are evaluating other clinical indications into which we may advance this program, including liver, ovarian and lung cancers.

We are also currently developing therapies to address ischemia utilizing CD34 cells. Ischemia occurs when the supply of oxygenated blood in the body is restricted. We seek to improve oxygen delivery to tissues through the development and formation of new blood vessels. NBS10, also referred to as AMR-001, is our most clinically advanced product candidate in our ischemic repair program and is being developed to treat damaged heart muscle following an acute myocardial infarction (heart attack) ("AMI"). In December 2013, the Company completed enrollment in its 160 patient PreSERVE AMI study. PreSERVE AMI is a randomized, double-blinded, placebo-controlled Phase 2 clinical trial testing NBS10, an autologous (donor and recipient are the same) adult stem cell product for the treatment of patients with left ventricular dysfunction following acute ST segment elevation myocardial infarction (STEMI). The Company anticipates releasing data from the PreSERVE AMI study on November 17, 2014 at the American Heart Association's Scientific Sessions and will release sooner if available. If approved by the FDA and/or other worldwide regulatory agencies following successful completion of further trials, NBS10 would address a significant medical need for which there is currently no effective treatment, potentially improving longevity and quality of life for those suffering a STEMI, and positioning the Company to capture a meaningful share of this worldwide market. We are evaluating other clinical indications into which we may advance this program.

Another platform technology we are developing utilizes T Regulatory Cells ("Tregs") to treat diseases caused by imbalances in an individual's immune system.  Collaborating with the University of California, San Francisco, we are utilizing the technology platform of our majority-owned subsidiary, Athelos Corporation ("Athelos"), to restore immune balance by enhancing Treg cell number and function.  Tregs are a natural part of the human immune system and regulate the activity of T effector cells, the cells that are responsible for protecting the body from viruses and other foreign antigens. When Tregs function properly, only harmful foreign materials are attacked by T effector cells. In autoimmune disease it is thought that deficient Treg activity permits the T effector cells to attack the body's own tissues, while in allergic diseases, like asthma, it is thought that the immune system overreacts to harmless foreign substances. We plan to initiate in the first half of 2015, subject to review and approval of the protocol by the appropriate regulatory authorities, a Phase 2 study of NBS03D, a Treg based therapeutic, in the treatment of type 1 diabetes. We plan to initiate in the fourth quarter of 2015, subject to review and approval of the protocol by the appropriate regulatory authorities, a Phase 1 study in Canada of NBS03A, a Treg based therapeutic, in support of our steroid resistant asthma development program.

Regenerative medicine holds the promise of improving clinical outcomes and reducing overall  healthcare costs.  We have two pre-clinical assets including our VSEL TM (Very Small Embryonic Like) Technology regenerative medicine platform and our dermatological program.  We are working on a Department of Defense funded study of VSELsTM for the treatment of chronic wounds and exploring macular degeneration with the Schepens Eye Research Institute, an affiliate of Harvard Medical School. As part of our dermatological program, we are pursuing partnering arrangements to fund further development and distribution.

Index

Progenitor Cell Therapy, LLC ("PCT") is a revenue generating contract manufacturing and development organization in the cellular therapy industry. This wholly owned subsidiary, which we acquired in 2011, is recognized around the world as an industry leader of high quality manufacturing capabilities, support and innovative engineering solutions to developers of cell-based therapies, enabling improved efficiencies and profitability, while reducing the capital investment required for these development activities. Since its inception more than 15 years ago, PCT has provided pre-clinical and clinical current Good Manufacturing Practice (“cGMP”) development and manufacturing services to more than 100 clients. PCT has experience in advancing regenerative medicine product candidates from product inception through rigorous quality standards all the way through to human testing, BLA filing and FDA product approval. PCT's core competencies in the cellular therapy industry include manufacturing of cell therapy-based products, manufacturing development through its engineering and innovation services, analytical development, cell and tissue processing, regulatory support, storage, distribution and delivery, and consulting services. PCT has three cGMP compliant facilities in Allendale, NJ, Mountain View, CA and Irvine, CA. PCT's state-of-the art cell therapy research, development, and manufacturing facilities serve the cell therapy community with integrated and regulatory compliant distribution capabilities. The Company is pursuing commercial expansion of our manufacturing operations both in the U.S. and internationally.

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

Results of Operations

Three and Nine Months Ended September 30, 2014 Compared to Three and Nine Months Ended September 30, 2013

Net loss for the three months ended September 30, 2014 was approximately $17.2 million compared to $9.3 million for the three months ended September 30, 2013. Net loss for the nine months ended September 30, 2014 was approximately $43.8 million compared to $26.8 million for the nine months ended September 30, 2013.

Revenues

For the three months ended September 30, 2014, total revenues were approximately $4.1 million compared to $3.7 million for the three months ended September 30, 2013, representing an increase of $0.4 million, or 11%. Revenues were comprised of the following (in thousands):

	Three Months Ended September 30,
	2014	2013
Clinical Services	$2,082.8	$2,241.0
Clinical Services Reimbursables	976.2	649.9
Processing and Storage Services	1,058.8	816.0
	$4,117.8	$3,706.9

•
Clinical Services, representing process development and clinical manufacturing services provided by PCT to its various clients, were approximately $2.1 million for the three months ended September 30, 2014 compared to $2.2 million for the three months ended September 30, 2013, representing a decrease of approximately $0.16 million or 7%. The decrease was primarily due to $0.6 million of lower clinical manufacturing revenue (which is recognized as services are rendered). The decrease was partially offset by $0.4 million of higher process development revenue, such revenue being recognized on a "completed contract" basis.

◦
Process Development Revenue - Process development revenues were approximately $0.7 million for the three months ended September 30, 2014 compared to $0.2 million for the three months ended September 30, 2013. In accordance with our revenue recognition policy, process development revenue is recognized upon contract completion (i.e., when the services under a particular contract are completed). In addition, the number of active process development contracts was approximately double for the three months ended September 30, 2014

Index

compared with the three months ended September 30, 2013, and resulted in approximately $2.6 million of deferred process development revenue as of September 30, 2014. This revenue will be recognized in future periods upon completion of those contracts. Process development revenue will continue to fluctuate from period to period as a result of our process development revenue recognition policy.

◦
Clinical Manufacturing Revenue - Clinical manufacturing revenues were approximately $1.4 million for the three months ended September 30, 2014 compared to $2.0 million for the three months ended September 30, 2013. The decrease is primarily due to a decrease in the number of patients our customers have enrolled and treated in clinical trials, which number varies depending on the stage of the clinical trial.

•
Clinical Services Reimbursables, representing reimbursement of expenses for certain consumables incurred on behalf of our clinical service revenue clients, were approximately $1.0 million for the three months ended September 30, 2014 compared to $0.6 million for the three months ended September 30, 2013, representing an increase of approximately $0.3 million or 50%. Generally, clinical services reimbursables correlate with clinical services revenues. However, differences in the cost of supplies to be reimbursed can vary greatly from contract to contract based on the cost of supplies needed for each client's manufacturing and development process, and may impact this correlation. In addition, our terms for billing reimbursable expenses do not include a significant mark up in the acquisition cost of such consumables, and as a result, changes in this revenue category have little impact on our gross profit and net loss.

•
Processing and Storage Services, primarily representing revenues from our oncology stem cell processing, cord blood, and adult stem cell processing and banking activities, were approximately $1.1 million for the three months ended September 30, 2014 compared to $0.8 million for the three months ended September 30, 2013, representing an increase of approximately $0.2 million or 30%.

For the nine months ended September 30, 2014, total revenues were approximately $12.7 million compared to $10.6 million for the nine months ended September 30, 2013, representing an increase of $2.1 million, or 20%. Revenues were comprised of the following (in thousands):

	Nine Months Ended September 30,
	2014	2013
Clinical Services	$7,143.7	$6,720.8
Clinical Services Reimbursables	2,823.6	1,436.3
Processing and Storage Services	2,695.0	2,433.1
	$12,662.3	$10,590.2

•
Clinical Services were approximately $7.1 million for the nine months ended September 30, 2014 compared to $6.7 million for the nine months ended September 30, 2013, representing an increase of approximately $0.4 million or 6%. The increase was primarily due to $0.5 million of higher process development revenue, whereas clinical manufacturing revenue was unchanged.

◦
Process Development Revenue - Process development revenues were approximately $2.5 million for the nine months ended September 30, 2014 compared to $2.0 million for the nine months ended 2013. In addition, the number of active process development contracts was approximately double for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013, and resulted in approximately $2.6 million of deferred process development revenue as of September 30, 2014. Process development revenue will continue to fluctuate from period to period as a result of our process development revenue recognition policy.

◦	Clinical Manufacturing Revenue - Clinical manufacturing revenues were approximately $4.6 million for both the nine months ended September 30, 2014 and 2013.

•
Clinical Services Reimbursables were approximately $2.8 million for the nine months ended September 30, 2014 compared to $1.4 million for the nine months ended September 30, 2013, representing an increase of approximately $1.4 million or 97%. Generally, clinical services reimbursables correlate with clinical services revenues. However, differences in the cost of supplies to be reimbursed can vary greatly from contract to contract based on the cost of supplies needed for each

Index

client's manufacturing and development process, and may impact this correlation. In addition, our terms for billing reimbursable expenses do not include a significant mark up in the acquisition cost of such consumables, and as a result, changes in this revenue category have little impact on our gross profit and net loss.

•
Processing and Storage Services were approximately $2.7 million for the nine months ended September 30, 2014 compared to $2.4 million for the nine months ended September 30, 2013, representing an increase of approximately $0.3 million or 11%.

Operating Costs and Expenses of Revenues

     For the three months ended September 30, 2014, operating expenses totaled $20.4 million compared to $13.0 million for the three months ended September 30, 2013, representing an increase of $7.4 million or 57%. Operating expenses were comprised of the following:

•
Cost of revenues were approximately $4.0 million for the three months ended September 30, 2014 compared to $3.0 million for the three months ended September 30, 2013, representing an increase of $1.0 million or 35%. Overall, gross profit for the three months ended September 30, 2014 was $0.1 million or 3%, compared to gross profit for the three months ended September 30, 2013 of $0.7 million or 20%. Gross profit percentages generally will increase as Clinical Service revenue increases. However, gross profit percentages will also fluctuate from period to period due to the mix of service and reimbursable revenues and costs, as well as the timing of our revenue recognition under our revenue recognition policy.

•
Research and development expenses were approximately $8.5 million for the three months ended September 30, 2014 compared to $4.5 million for the three months ended September 30, 2013, representing an increase of approximately $4.0 million or 89%. Research and development expenses associated with the initiation of the Intus Phase 3 clinical trial for which we began activating clinical sites during the three months ended September 30, 2014 for our lead immunotherapy product candidate NBS20 targeting malignant melanoma initiating cells, were $2.9 million for the three months ended September 30, 2014. The targeted cancer immunotherapy program was acquired in the CSC merger on May 8, 2014. Research and development expenses related to NBS10 including expenses associated with our Preserve AMI Phase 2 clinical trial, decreased by approximately $1.1 million for the three months ended September 30, 2014 compared to the comparable prior year period. The Preserve AMI Phase 2 clinical trial completed patient enrollment in the fourth quarter of 2013. The Company also incurred approximately $1.1 million of additional expense related to evaluating other potential therapeutic indications in its ischemic repair program. Research and development expenses associated with our immune modulation program utilizing T regulatory cells ("Tregs") increased by approximately $1.0 million, and was primarily due to our efforts to develop Tregs for the treatment of type 1 diabetes and steroid resistant asthma. Within the immune modulation program, we continue to focus efforts on initiating a Phase 2 study of NBS03D in type 1 diabetes expected to be initiated in 2015, and a Phase 1 study of NBS03A in Canada in support of a steroid resistant asthma indication expected to be initiated in 2015, in each case subject to review and approval of the protocols by the appropriate regulatory authorities. Research and development associated with engineering and innovation initiatives at PCT to improve scale up, automation, and integration capabilities also increased during the current quarter compared to the prior year quarter. Equity-based compensation included in research and development expenses for the three months ended September 30, 2014 and September 30, 2013 were approximately $0.5 million and $0.3 million, respectively.

•
Selling, general and administrative expenses were approximately $7.9 million for the three months ended September 30, 2014 compared to $5.6 million for the three months ended September 30, 2013, representing an increase of approximately $2.3 million or 42%. Equity-based compensation included in selling, general and administrative expenses for the three months ended September 30, 2014 was approximately $2.7 million, compared to approximately $1.7 million for the three months ended September 30, 2013, representing an increase of $1.0 million. The increase in equity-based compensation was due to its broader use during the quarter, and in particular, equity awards issued as a bonus for the successful completion of the CSC Acquisition. Equity-based compensation expense will continue to fluctuate in future quarters as equity-linked instruments are used to compensate employees, consultants and other service providers. Non-equity-based general and administrative expenses for the three months ended September 30, 2014 were approximately $5.2 million, compared to approximately $3.8 million for the three months ended September 30, 2013, representing an increase of $1.4 million. The increase was related to higher corporate development activities, expenses associated with the additional CSC operating activities since the acquisition date on May 8, 2014, and increased corporate infrastructure to support our expanded clinical activities.

Index

     For the nine months ended September 30, 2014, operating expenses totaled $54.9 million compared to $36.9 million for the nine months ended September 30, 2013, representing an increase of $17.9 million or 49%. Operating expenses were comprised of the following:

•
Cost of revenues were approximately $11.5 million for the nine months ended September 30, 2014 compared to $9.6 million for the nine months ended September 30, 2013, representing an increase of $1.9 million or 20%. Overall, gross profit for the nine months ended September 30, 2014 was $1.1 million or 9%, compared to gross profit for the nine months ended September 30, 2013 of $1.0 million or 9%. Gross profit percentages generally will increase as Clinical Service revenue increases. However, gross profit percentages will also fluctuate from period to period due to the mix of service and reimbursable revenues and costs, as well as the timing of our revenue recognition under our revenue recognition policy.

•
Research and development expenses were approximately $19.0 million for the nine months ended September 30, 2014 compared to $11.6 million for the nine months ended September 30, 2013, representing an increase of approximately $7.4 million, or 64%. Research and development expenses associated with the initiation of the Intus Phase 3 clinical trial for which we began activating clinical sites during the three months ended September 30, 2014 for our lead immunotherapy product candidate NBS20 targeting malignant melanoma initiating cells, were $4.8 million for the nine months ended September 30, 2014. The targeted cancer immunotherapy program was acquired in the CSC merger on May 8, 2014. Research and development expenses related to NBS10 including expenses associated with our Preserve AMI Phase 2 clinical trial, decreased by approximately $3.3 million for the nine months ended September 30, 2014 compared to the prior year period. The Preserve AMI Phase 2 clinical trial completed patient enrollment in the fourth quarter of 2013. The Company also incurred approximately $1.8 million of additional expense related to evaluating other potential therapeutic indications in its ischemic repair program. Research and development expenses associated with our immune modulation program that utilizes T regs increased by approximately $3.4 million, and was primarily due to our efforts to develop Tregs for the treatment of type 1 diabetes and steroid resistant asthma. Within the immune modulation program, we continue to focus efforts on initiating a Phase 2 study of NBS03D in type 1 diabetes expected to be initiated in 2015, and a Phase 1 study of NBS03A in Canada in support of a steroid resistant asthma indication expected to be initiated in 2015, in each case subject to review and approval of the protocols by the appropriate regulatory authorities. Research and development associated with engineering and innovation initiatives at PCT to improve scale up, automation, and integration capabilities also increased during the current quarter compared to the prior year quarter. Equity-based compensation included in research and development expenses for the nine months ended September 30, 2014 and September 30, 2013 were approximately $1.4 million and $0.7 million, respectively.

•
Selling, general and administrative expenses were approximately $24.3 million for the nine months ended September 30, 2014 compared to $15.7 million for the nine months ended September 30, 2013, representing an increase of approximately $8.6 million, or 55%. Equity-based compensation included in selling, general and administrative expenses for the nine months ended September 30, 2014 was approximately $7.3 million, compared to approximately $4.5 million for the nine months ended September 30, 2013, representing an increase of $2.8 million. The increase in equity-based compensation was due to its broader use during the year, and in particular, equity awards issued as a bonus for the successful completion of the CSC Acquisition, as well as changes in option vesting provisions initiated in 2013, which impacted the timing of equity-based compensation expense recognition. Equity-based compensation expense will continue to fluctuate in future quarters as equity-linked instruments are used to compensate employees, consultants and other service providers. Non-equity-based general and administrative expenses for the nine months ended September 30, 2014 were approximately $17.0 million, compared to approximately $11.0 million for the nine months ended September 30, 2013, representing an increase of $6.0 million. The increase was related to higher strategic and corporate development activities, including efforts associated with the acquisition of CSC on May 8, 2014, expenses associated with the additional CSC operating activities since the acquisition date, and increased corporate infrastructure to support our expanded clinical activities.

Historically, to minimize our use of cash, we have used a variety of equity and equity-linked instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which has been significant in the past. In general, these equity and equity-linked instruments are used to pay for employee and consultant compensation, director fees, marketing services, investor relations and other activities. For example, in August 2014, the Compensation Committee granted equity awards to certain employees for the successful completion of the CSC Acquisition in May 2014. These awards, comprised of 112,244 shares of the Company's common stock and options to purchase 300,000 shares of the Company's common stock, were fully vested upon grant. The equity awards, along with the withholding taxes associated with the common stock awards which were paid by the Company, resulted in compensation charges in the third quarter of 2014 of approximately $2.4 million.

Index

Other Income (Expense)

Other expense, net, for the three and nine months ended September 30, 2014 was approximately $687,000 and $1,063,000, respectively, and primarily relates to the increases in the estimated fair value of our contingent consideration liabilities associated with potential earn out payments on the net sales of our product candidate NBS10 (in the event of and following the date of first commercial sale of NBS10), and potential future milestone payments related to the CSC acquisition. Other income, net, for the three and nine months ended September 30, 2013 was approximately $180,000 and $248,000, respectively, and primarily relates to the revaluation of derivative liabilities.

For the three and nine months ended September 30, 2014 interest expense was $183,000 and $384,000, respectively, compared with $99,000 and $208,000, respectively, for the three and nine months ended September 30, 2013. A portion of the interest expense in each period relates to mortgage payables, which were fully repaid in September 2014. In future periods, interest expense will include payments related to the $15.0 million loan from Oxford Finance LLC in September 2014, which bears an annual interest rate of 8.50%, amortization of related debt issuance costs, and accretion of the 8% final payment fee due in September 2018.

Provision for Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2014 relate to the taxable temporary differences on the goodwill recognized in the PCT acquisition in 2011, which is being amortized over 15 years for tax purposes. A tax provision will continue to be recognized each period over the amortization period, and will only reverse when the goodwill is eliminated through a sale, impairment, or reclassification from an indefinite-lived asset to a finite-lived asset.

Noncontrolling Interests

In March 2011, we acquired rights to use patents under licenses from Becton, Dickinson and Company ("BD") in exchange for a 19.9% interest in our Athelos subsidiary. Pursuant to the Stock Purchase Agreement signed in March 2011, BD's ownership will be diluted based on new investment in Athelos (subject to certain anti-dilution provisions). As of September 30, 2014, BD's ownership interest in Athelos was decreased to 10.0%, and our ownership increased to 90.0%. For the three and nine months ended September 30, 2014, BD’s share of Athelos’ net loss totaled approximately $0.2 million and $0.5 million, respectively. For the three and nine months ended September 30, 2013, BD’s share of Athelos’ net loss totaled approximately $0.2 million and $0.3 million, respectively.

Analysis of Liquidity and Capital Resources

At September 30, 2014 we had a cash and cash equivalents and marketable securities of approximately $32.8 million, working capital of approximately $29.6 million, and stockholders’ equity of approximately $63.0 million.

During the nine months ended September 30, 2014, we met our immediate cash requirements through revenue generated from our PCT operations, existing cash balances, the issuance of common stock under our purchase agreement with Aspire, and warrant and option exercises. Additionally, we used equity and equity-linked instruments to pay for services and compensation.

Net cash provided by or used in operating, investing and financing activities from continuing operations were as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash used in operating activities	$(35,991.2)	$(19,737.7)
Net cash used in investing activities	(3,547.4)	(948.6)
Net cash provided by financing activities	25,546.1	23,895.1

Operating Activities

Our cash used in operating activities in the nine months ended September 30, 2014 totaled approximately $36.0 million, which is the sum of (i) our net loss of $43.8 million, and adjusted for non-cash expenses totaling $11.7 million (which includes

Index

adjustments for equity-based compensation, depreciation and amortization, and changes in acquisition-related contingent consideration liabilities), and (ii) changes in operating assets and liabilities providing approximately $3.9 million.

Our cash used in operating activities in the nine months ended September 30, 2013 totaled approximately $19.7 million, which is the sum of (i) our net loss of $26.8 million, and adjusted for non-cash expenses totaling $6.9 million (which includes adjustments for equity-based compensation and depreciation and amortization), and (ii) changes in operating assets and liabilities providing approximately $0.1 million.

Investing Activities

During the nine months ended September 30, 2014, we spent approximately $2.9 million for property and equipment, and invested (net) approximately $0.7 million in marketable securities. During the nine months ended September 30, 2013, we spent approximately $0.9 million for property and equipment.

Financing Activities

During the nine months ended September 30, 2014, our financing activities consisted of the following:

•
We raised gross proceeds of approximately $15.0 million from loan proceeds from Oxford Finance LLC in September 2014. In connection with the loan, we repaid all outstanding amounts due under two loans from TD Bank, N.A. in the amount of approximately $3.1 million. In addition, debt offering/issuance costs of $0.5 million were paid in connection with the loan.

•
We raised gross proceeds of approximately $11.2 million through the issuance of approximately 1.7 million shares of Common Stock under the provisions of our Common Stock Purchase Agreement with Aspire.

•	We raised approximately $0.3 million from the exercise of 48,987 options.

•	We raised approximately $1.7 million from the exercise of 333,250 warrants.

•	We received proceeds of $1.8 million from the issuance of notes payable relating to certain insurance policies and equipment financings, less repayments of $0.7 million.
During the nine months ended September 30, 2013, our financing activities consisted of the following:

•
We raised $11.5 million (or $10.5 million in net proceeds after deducting underwriting discounts and commissions and offering expenses) through an underwritten offering of 2.3 million shares of our common stock at a public offering price of $5.00 per share.

•	We raised gross proceeds of approximately $11.1 million through the issuance of 1.6 million shares of Common Stock under the provisions of our Common Stock Purchase Agreement with Aspire.

•	We raised approximately $0.1 million from the exercise of 16,369 warrants.

•	We raised approximately $2.1 million from the exercise of 401,215 warrants. To induce the exercise of certain of these warrants, we provided consideration to the warrant holders in the form of cash.

•	We received proceeds of $0.7 million from the issuance of notes payable relating to certain insurance policies and equipment financings, less repayments of $0.3 million.
Liquidity and Capital Requirements Outlook

We anticipate requiring additional capital in order to fund the development of cell therapy product candidates, particularly in our Targeted Cancer Immunotherapy Program, Ischemic Repair Program and Immune Modulation Program, as well as engage in strategic transactions. The most significant funding needs are anticipated to be in connection with the conduct of our Intus Phase 3 clinical trial which is expected to cost approximately $25 million, for which we have just begun activating clinical sites, and other costs related to the targeted cancer immunotherapy operations acquired from CSC in May 2014. In the fourth quarter of 2014 we began activating clinical trial sites for the Intus Phase 3 clinical trial. The acquisition of CSC and the results of our PreSERVE Phase 2 clinical trial could result in our re-prioritizing the development of certain of our other earlier stage clinical

Index

trials. We also anticipate requiring additional capital to grow the PCT business, including implementing additional automation capabilities and pursuing plans to establish commercial capacity, harmonize across locations and strengthen quality systems and expand internationally. Additionally, we recently completed expansion in the Allendale, New Jersey facility adding laboratory, clean room suites and support facilities, and completed expansion in the Mountain View, California facility adding manufacturing capacity with additional clean rooms, laboratory space and support facilities.

To meet our short and long term liquidity needs, we currently expect to use existing cash balances, our revenue generating activities, and a variety of other means. Those other means include the continued use of a common stock purchase agreement with Aspire (the "Aspire Agreement"). We entered into a $30 million common stock purchase agreement with Aspire in March 2014, of which we had $24.4 million remaining available at September 30, 2014. In addition, in September 2014, we entered into a loan and security agreement with Oxford Finance LLC and to date received $15.0 million of a potential $20.0 million in gross proceeds. In connection with the $15.0 million loan, we repaid all outstanding amounts due under two loans from TD Bank, N.A. in the amount of approximately $3.1 million, and paid debt offering/issuance costs and interim period interest, resulting in net proceeds from the loan of $11.7 million. The additional $5.0 million loan may be obtained if we enter into a strategic arrangement with respect to NBS10 and receive an upfront payment of not less than $10.0 million in connection therewith, before September 19, 2015. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, additional warrant exercises, option exercises, and/or sale of assets. In addition, we will continue to seek as appropriate grants for scientific and clinical studies from the National Institutes of Health, Department of Defense, and other governmental agencies and foundations, but there can be no assurance that we will be successful in qualifying for or obtaining such grants. Our history of operating losses and liquidity challenges, may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of small cap biopharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations. We believe that our current cash balances and revenue generating activities, along with access to the Aspire Agreement, will be sufficient to fund the business through approximately the next 12 months.

While we continue to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital generating efforts may worsen as existing resources are used. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; our stock price may not reach levels necessary to induce option or warrant exercises; and asset sales may not be possible on terms we consider acceptable. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the acquisition and development of cell therapies, and/or the expansion of our business or raise funds on terms that we currently consider unfavorable.

Commitments and Contingencies

The following table summarizes our obligations to make future payments under current contracts as of September 30, 2014 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Notes Payable	1,952.1	995.6	956.5	—	—
Long Term Debt	15,000.0	—	9,571	5,429	—
Operating Lease Obligations	3,206.4	1,252.0	1,859.1	95.3	—
	$20,158.5	$2,247.6	$12,386.6	$5,524.3	$—

Under our agreements with external clinical research organizations (“CROs”), we will incur expenses relating to our clinical trials for our therapeutic product candidates in development. The timing and amount of these expenses are based on performance, and therefore, we cannot reasonably estimate the timing of these payments.

SEASONALITY

NeoStem does not believe that its operations are seasonal in nature.

OFF-BALANCE SHEET ARRANGEMENTS

Index

NeoStem does not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes in our critical accounting policies and estimates during the nine months ended September 30, 2014, compared to those reported in our 2013 Annual Report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates. Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our investments in marketable securities, which consist primarily of short-term money market funds and municipal debt securities. However, as of September 30, 2014, we do not believe we are materially exposed to changes in interest rates given the short-term duration of the securities. Additionally, our outstanding $15.0 million Long-Term Loan with Oxford Finance LLC, representing our largest component of debt, has a fixed interest rate until 2018, and is not subject to interest rate exposure. As a result, we do not believe we have material exposure to market risk related to interest rate changes as of September 30, 2014.

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

As of September 30, 2014, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Index

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
There are no material changes to the disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, except for the resolution of the matter discussed therein as previously reported in Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 except as reported in our Current Report on Form 8-K filed on May 8, 2014. See the risk factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 under the caption "Item 1 A - Risk Factors." The Company’s acquisition of California Stem Cell, Inc. (“CSC Acquisition”) and the ongoing operations associated with this new business subject the Company to additional risks.  Our Current Report on Form 8-K filed on May 8, 2014 reporting the closing of the CSC Acquisition contains a discussion of the risk factors related to the CSC Acquisition and our new Targeted Cancer Immunotherapy Program.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed, and as follows:
The Company has agreed to issue equity to certain consultants for services. Effective September 17, 2014, pursuant to a four month agreement for consulting services in strategic planning and tactical application of those services and other specified matters, the Company agreed to issue to a consultant 20,000 shares of the Company's restricted common stock, vesting ratably over the term of the agreement.
The offer and sale by the Company of the securities described above were made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions by an issuer not involving a public offering. The offer and sale of such securities were made without general solicitation or advertising to “accredited investors” as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act and/or pursuant to Regulation D and may not be resold in the United States or to U.S. persons unless registered under the Securities Act or pursuant to an exemption from registration under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFTEY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On October 27, 2014, each of Robert Preti, President and Chief Scientific Officer of PCT and Chief Scientific Officer of the Company, Catherine Vaczy, General Counsel of the Company and Robert Dickey, IV, Chief Financial Officer of the Company entered into an amendment to their respective employment agreement.

Dr. Preti entered into an amendment to: (i) extend the end of the term of his current employment agreement from January 18, 2015 to January 19, 2016;  (ii) provide for a base salary during the term of no less than $364,000; (iii) provide for reimbursement of up to $30,000 for the cost of relocating to and an apartment in New York City during the term upon presentment of invoices; and (iv) provide for the grant to Dr. Preti on the effective date of the amendment of an option under the 2009 Amended and Restated Equity Compensation Plan (the “Plan”) to purchase 30,000 shares of Common Stock which shall vest and become exercisable as to (A) 15,000 shares on the effective date of the amendment and  (B) 15,000 shares on January 19, 2016, and have a per share

Index

exercise price equal to the closing price of the Common Stock on the date of grant and otherwise be subject to the terms of the Plan.

Ms. Vaczy entered into an amendment to: (i) extend the end of the term of her current amended employment agreement from December 31, 2014 to December 31, 2015;  (ii) provide for a base salary during the term of no less than $296,000; and (iii) provide for the grant to Ms. Vaczy on the effective date of the amendment of an option under the Plan to purchase 40,000 shares of Common Stock which shall vest and become exercisable as to (A) 20,000 shares on the effective date of the amendment and  (B) 20,000 shares on December 31, 2015, and have a per share exercise price equal to the closing price of the Common Stock on the date of grant and otherwise be subject to the terms of the Plan and the amended employment agreement.

Mr. Dickey entered into an amendment of his employment agreement to provide that Mr. Dickey shall receive up to an additional $24,000 for reimbursement of relocation and housing expenses during the term of his employment agreement upon presentment of invoices.

Index

ITEM 6. EXHIBITS
The exhibits to this Form 10-Q are listed in the Exhibit Index included elsewhere herein.

NEOSTEM, INC.
FORM 10Q

Exhibit Index

10.1
Loan and Security Agreement, dated September 26, 2014, by and between NeoStem, Inc., and Oxford Finance LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 29, 2014).

10.2	Form of Mortgage dated September 26, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 29, 2014).
10.3
Letter Agreement dated August 4, 2014 between NeoStem, Inc. and Catherine M. Vaczy, Esq. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014).

10.4	Letter Agreement dated October 27, 2014 between NeoStem, Inc. and Catherine M. Vaczy, Esq.*
10.5	Letter Agreement dated October 27, 2014 between NeoStem, Inc. and Robert Dickey IV. *
10.6	First Amendment to Employment Agreement dated October 27, 2014 between NeoStem, Inc., Progenitor Cell Therapy, LLC and Robert Preti. *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***
101.DEF	XBRL Taxonomy Extension Definition Linkbase***
101.LAB	XBRL Taxonomy Extension Label Linkbase***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***
_______________

*	Filed herewith.
**	Furnished herewith.
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

Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on October 30, 2014.

NEOSTEM, INC.
By: /s/ Robin L. Smith, M.D. Name: Robin L. Smith, M.D. Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robin L. Smith, M.D. Robin L. Smith, M.D.	Director, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	October 30, 2014
/s/ Robert Dickey IV Robert Dickey IV	Chief Financial Officer (Principal Financial Officer)	October 30, 2014
/s/ Joseph Talamo Joseph Talamo	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	October 30, 2014