Form 10-K/A
period 2014-12-31
NeoStem, Inc.
filed 2015-04-30
CIK 320017

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Annual Report”) of NeoStem, Inc. filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2015. In this Amendment No. 1, unless the context indicates otherwise, the designations “NeoStem,” the “Company”, “we,” “us” or “our” refer to NeoStem, Inc.
This Amendment No. 1 is being filed solely to include the information required by Item 10 - “Directors, Executive Officers and Corporate Governance”, Item 11 - “Executive Compensation”, Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, Item 13 - “Certain Relationships and Related Transactions, and Director Independence” and Item 14 - “Principal Accounting Fees and Services” of Part III of Form 10-K and to provide certain information pursuant to Item 9B- "Other Information" of Part II of Form 10-K. The reference on the cover page of the 2014 Annual Report to the incorporation by reference of portions of our definitive proxy statement into Part III of the 2014 Annual Report is hereby deleted. Items 10, 11, 12, 13 and 14 of Part III of the 2014 Annual Report are amended and restated in their entirety as set forth in this Amendment No. 1. In addition, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are including with this Amendment No. 1 certain currently dated certifications. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.
Except as described above, no other amendments are being made to the Annual Report. This Amendment No. 1 does not reflect events occurring after the March 2, 2015 filing of the 2014 Annual Report or modify or update the disclosure contained in the 2014 Annual Report in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment No. 1 should be read in conjunction with the 2014 Annual Report and our other filings with the SEC.

PART II

ITEM 9B. OTHER INFORMATION

By a joint written consent of the Company's Compensation Committee and its Nominating and Governance Committee dated April 27, 2015, the committees acknowledged that Dr. Smith had successfully completed the transition of her CEO duties and acknowledged that, on April 27, 2015, she had informed the Board, that she was resigning from her position of Executive Chair of the Board, effective June 5, 2015, or such later date as may be needed, while continuing to serve as the Chairman of the Board. The Committees accepted her resignation and acknowledged that she shall receive a $200,000 cash bonus by June 1, 2015 after completing the transition of her CEO duties as per her employment letter amendment. The Committees also agreed to provide COBRA payments and life insurance premiums, through November 2016.

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

Name	Age	Director Since
Robin L. Smith, M.D.(1)	50	2006
Richard Berman	72	2006
Steven S. Myers	68	2006
Eric H.C. Wei	58	2009
Drew Bernstein	58	2009
Andrew Pecora, M.D., FACP	57	2011
Martyn D. Greenacre	73	2011
Steven M. Klosk	58	2014
Peter Traber	60	2015
David J. Mazzo, PhD (2)	58	2015
Robert S. Vaters (3)	54	2015
(1) Effective January 5, 2015, Dr. Smith resigned from her position as CEO and was appointed Executive Chair of the Board. Dr. Smith has informed the Board that effective June 5, 2015, she will resign from her position as Executive Chair of the Board while continuing to serve as chairman of the Board.
(2) Effective January 5, 2015, the Board appointed David J. Mazzo, Ph.D. as the Company’s new Chief Executive Officer and simultaneously appointed him to the Board as a Class II director with an initial term expiring at the Company’s 2015 annual meeting of stockholders.
(3) Effective January 5, 2015, the Board appointed Robert S. Vaters as the Company’s new President and Chief Financial Officer and effective January 22, 2015, Robert S. Vaters was appointed to the Board as a Class I director with an initial term expiring at the Company's 2017 annual meeting of stockholders.

EXECUTIVE OFFICERS
The following table sets forth certain information about the executive officers of our Company. There are no family relationships among any of our directors and executive officers. For biographical information regarding our executive officers, see the discussion under “Biographical Information — Executive Officers,” below.

Name	Age	Position
David J. Mazzo (1)	58	Chief Executive Officer
Robert S. Vaters (1)	54	President and Chief Financial Officer
Douglas W. Losordo, M.D.	57	Chief Medical Officer
Robin L. Smith, M.D. (2)	50	Executive Chairman of the Board
Robert A. Preti, PhD.	58	President, PCT and Chief Scientific Officer of PCT and NeoStem
Catherine M. Vaczy (3)	53	General Counsel
Joseph Talamo	46	Vice President, Corporate Controller and Chief Accounting Officer

(1) Effective January 5, 2015, the Board appointed David J. Mazzo, Ph.D. as the Company’s new Chief Executive Officer, and appointed Robert S. Vaters as the Company’s new President and Chief Financial Officer.

(2) Effective January 5, 2015, Dr. Smith resigned from her position as CEO and was appointed Executive Chair of the Board. Dr. Smith has informed the Board that effective June 5, 2015, she will resign from her position as Executive Chair of the Board while continuing to serve as chairman of the Board.

(3) Effective April 30, 2015, Ms. Vaczy resigned from her position as General Counsel of the Company.

BIOGRAPHICAL INFORMATION

Background on Director Qualifications
We believe that the Company is best served by having a mix of leadership personnel from our largest stockholder (Mr. Wei from RimAsia), members of our executive leadership team (Dr. Mazzo and Mr. Vaters) and industry experts (Dr. Mazzo, Dr. Pecora, Mr. Greenacre, Mr. Traber, Mr. Klosk and Dr. Smith). Given that we are a growth stage company, we also believe it is important to have directors with experience in finance and strategic transactions (Messrs. Bernstein, Berman, Vaters, Myers, Greenacre and Wei).
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

Directors

Robin L. Smith, M.D.
Dr. Robin L. Smith became Executive Chair of the Board on January 2015 after having previously served as Chairman and Chief Executive Officer of the Company from 2006 to 2015. She will resign from Executive Chair effective June 5, 2015 and will remain Chairman of the Board. Leveraging her expertise in medicine and business development, Dr. Smith has positioned NeoStem as a leader in the emerging stem cell industry, built on a successful business model that combines a proprietary therapeutic development business and a successful contract development and manufacturing organization (CDMO) which provides services to others in the regenerative medicine industry.
Under Dr. Smith’s leadership, NeoStem has successfully completed six acquisitions and one divestiture and has raised over $190 million for research and development, expansion of business units, and strategic transactions. NeoStem ranked number one for two years in a row in the Tri-State region and number 11 nationally on Deloitte’s 2013 Technology Fast 500™, a ranking of the 500 fastest growing technology, media, telecommunications, life sciences and clean technology companies in North America. NeoStem was awarded Frost & Sullivan’s 2014 North American Cell Therapeutics Technology innovation Leadership Award and, in 2010, NeoStem was awarded the New Economy “Best Stem Cell Company” award. Dr. Smith was selected as a winner of the 2014 Brava! Award, an award celebrating the distinguished achievements of top women business leaders in the Greater New York area. She was also honored as a finalist for the 2014 EY Entrepreneur Of The Year award for the New York area, recognizing entrepreneurs who demonstrate excellence and success in the areas of innovation, financial performance and personal commitment to their businesses and communities. Dr. Smith publishes a regular column on The Huffington Post focused on topics in regenerative medicine and cellular therapy.
Dr. Smith has an extensive and diverse background in health care, sales and marketing, business development and management. Her previous experience includes serving as President and Chief Executive Officer of IP2M, a multi-platform media company specializing in healthcare, where under her leadership, the company was selected as being one of the 10 fastest growing technology companies in Houston. She also previously held the position of Executive Vice President and Chief Medical Officer for HealthHelp, Inc., a National Radiology Management company that managed a large percentage of the healthcare dollars spent by certain large insurance companies. Dr. Smith has acted as a senior advisor to, and investor in, both publicly traded and privately held companies where she has played a significant role in restructuring and/or growing such businesses.
Dr. Smith has extensive experience serving in executive and board level capacities for various medical enterprises and healthcare-based entities. She currently serves on the Board of Directors of Signal Genetics (NASDAQ: SGNL) and the Board of Overseers of the NYU Langone Medical Center. She served on the Board of Trustees of the NYU Langone Medical Center and is past Chairman of the Board of Directors for the New York University Hospital for Joint Diseases. Currently, Dr. Smith is the President and Chairman of the Board of Directors of The Stem for Life Foundation, a non-profit entity that seeks to raise public awareness of adult stem cell therapies and their therapeutic applications. She also serves on the Board of Directors of the Science and Faith STOQ Foundation in Rome, as well as on the Capital Formation Committee of the Alliance for Regenerative Medicine.
Dr. Smith earned her MD from Yale University and her MBA from the Wharton School of Business.The Board concluded that Dr. Smith should continue serving as a director based upon her expertise in business development and medicine, including her extensive and diversified experience serving in executive and board capacities in medical enterprises and healthcare-based entities, and her leadership of the Company over the past seven plus years.

David J. Mazzo, PhD
David J. Mazzo was appointed as NeoStem’s Chief Executive Officer and a member of our Board on January 5, 2015. Dr. Mazzo brings to the Company over 30 years of experience in the pharmaceutical industry. Prior to joining NeoStem, Dr. Mazzo served from August 2008 to October 2014 as Chief Executive Officer and as a member of the board of directors of Regado Biosciences, Inc., a Nasdaq-listed biopharmaceutical company focused on the development of novel antithrombotic drug systems for acute and sub-acute cardiovascular indications. Prior to his leading Regado, from March 2007 to April 2008, Dr. Mazzo was President, Chief Executive Officer and a director of Æterna Zentaris, Inc., a publicly held international biopharmaceutical company. From 2003 until 2007, Dr. Mazzo served as President, Chief Executive Officer and a director of Chugai Pharma USA, LLC, a biopharmaceutical company which was the U.S. subsidiary of Chugai Pharmaceutical Co., Ltd. of Japan. Dr. Mazzo has also held senior management and executive positions in research and development and was a director of the Essex Chimie European subsidiary at Schering-Plough Corporation, a publicly held pharmaceutical company that was subsequently acquired by Merck & Co., Inc.; Hoechst Marion Roussel, Inc., the US subsidiary of Hoechst AG, which was subsequently acquired by Sanofi, a multinational pharmaceuticals company; and Rhone-Poulenc Rorer, Inc., a subsidiary of Rhone-Poulene SA, a French pharmaceuticals company, which was subsequently acquired by Hoechst AG. He also previously served on the Board of Avanir Pharmaceuticals, Inc., a biotechnology company which was sold to Otsuka Holdings in 2015. He currently serves on the board of directors of pSivida Corp., a publicly held biopharmaceutical company, in the role of non-executive chairman. Dr. Mazzo earned a B.A. in the Honors Program (Interdisciplinary Humanities) and a B.S. in Chemistry from Villanova University. In addition, Dr. Mazzo received his M.S. in chemistry and his Ph.D. degree in analytical chemistry from the University of Massachusetts, Amherst. He was also a research fellow at the Ecole Polytechnique Federale de Lausanne, Switzerland. Based on Dr. Mazzo’s experience within the pharmaceutical industry and his executive experience, specifically his experience as Chief Executive Officer at other companies in the biotechnology industry, as well as his service on other boards of directors in the biotechnology industries, the Board believes Dr. Mazzo has the appropriate set of skills to serve as a member of the Board.

Robert S. Vaters
Robert S. Vaters was appointed as NeoStem’s President and Chief Financial Officer on January 5, 2015. Mr. Vaters has over 25 years of financial, strategy, investment and capital-raising experience. Prior to joining NeoStem, Mr. Vaters was a managing partner with Carob Investments, a strategic, acquisition and investor consulting firm. He served from August 2011 to March 2013 as President and Chief Executive Officer and as a member of the board of directors of Orthofix International N.V., a publicly-held global medical device company focused on innovative repair and regenerative solutions for the spine and orthopedic markets. Previously, Mr. Vaters served Orthofix as Executive Vice President, Chief Operating Officer and President, Global Spine Business Unit from January 2011 through July 2011 and as Executive Vice President and Chief Financial Officer from September 2008 until January 2011. Prior to joining Orthofix, Mr. Vaters had spent almost two years as General Partner of Med Opportunity Partners, a healthcare private equity firm, which he co-founded in 2006. At Med-Opportunity Partners, Mr. Vaters identified, negotiated, and closed on middle market healthcare buyouts and growth equity investments, specializing in pharmaceutical, medical device, biologic, medical technology and specialty health care service industries. Prior to that, Mr. Vaters served for almost four years as a senior executive at Inamed Corporation, where he was Executive Vice President, Chief Financial Officer and Head of Strategy and Corporate Development. Inamed Corporation, a global medical device company, was acquired by Allergan Inc. in March 2006. Mr. Vaters serves on the Board of Reliable Biopharmaceutical Corporation, a private healthcare company which was purchased during his time as a partner in a healthcare private equity firm. Mr. Vaters earned a B.S. from St. Francis College and an M.B.A. from Fordham University. The Board concluded that Mr. Vaters should serve as a director based upon his financial and business expertise, including his background and extensive experience in management and investment banking.

Richard Berman
Richard Berman, who joined the Board in November 2006, currently serves as Chairman of the Compensation Committee and a member of the Audit Committee. He previously served as Chairman of the Audit Committee until March 2009, and as a member of the Nominating and Governance Committee until February 2013. Mr. Berman’s business career consists of more than 35 years of venture capital, management and merger and acquisitions experience. He currently serves as a director of four other public companies: Advaxis, Inc. (OTC: ADXS), Cryoport, Inc. (OTCBB: CRYX) and Lustros, Inc. (OTC: LSLD), and as Chairman of MetaStat Inc. (OCT:MTST). Mr. Berman has served as a director and/or officer of more than a dozen public and private companies. His previous experience includes positions at Goldman Sachs and as Senior Vice President of Bankers Trust Company. Some of his more notable positions include his service from 2006 to 2011 as Chairman of National Investment Managers (OTC: NIVM.OB), a company with $12 billion in pension administration assets. From 2004 to 2010, Mr. Berman served as a Director of NexMed Inc., a public biotech company. In 2008, Mr. Berman became Chairman and CEO of Nextmed, Inc. In 2010, NextMed, Inc. merged with Apricus Biosciences. From 1998 to 2000, Mr. Berman served as Chairman and CEO of Internet Commerce Corporation (now Easylink Services (NASDAQ: ESIC)), and thereafter, as Chairman until 2001. Mr. Berman arranged the Internet Commerce Corporation's acquisition of Easylink Services International in 2007. The company was sold for more than $300 million in 2012, and he stayed on as lead director and a member of all three committees. He served as CEO of Prestolite Battery Company of Canada from 1984 to 1992, and in 1991 led the merger of Prestolite with General Battery and Exide to form Exide Technologies (OTC: XIDEQ). In 1992, he managed the Exide's IPO. Mr. Berman is a past director of the Stern School of Business of NYU, where he received his B.S. and M.B.A. He also holds two law degrees, a J.D. from Boston College and a Special Certificate from The Hague Academy of International Law. The Board concluded that Mr. Berman should continue serving as a director based upon his financial and business expertise, including his background in biotechnology, international management and banking, and his extensive experience as a director in the public company context.

Steven S. Myers
Steven S. Myers joined the Board in November 2006. He currently serves as Lead Director and Chairman of the Governance & Nominating Committee. He also serves on the Audit and Compensation Committees. He graduated from Stanford University with a B.S. in Mathematics. He is a four-time serial entrepreneur, an Ernst & Young “Entrepreneur of the Year” for Software and Information Services, and a recipient of the California Governor’s Special Recognition Award.
Mr. Myers is a board director of several other public and private companies; including Quantumsphere, Inc. (qsinano.com) a NASDAQ listed manufacturer of nano catalysts for applications in portable power, renewable energy and electronics. He has conducted business in a dozen countries in Europe and Asia. His private equity investment company, Dolphin Capital Holdings, Inc. invests in companies with innovative business strategies. Portfolio investments include regenerative medicine, biotechnology, medical devices, applied materials development, alternative energy, distressed debt, and for income real estate.
An Administration policy advisor on Cyber Security, he served in 2012 on the Department of Homeland Security Task Force on Cyber Security Resources and briefed then-DHS Secretary Napolitano on the Task Force recommendations. He was recently appointed to a third term on the U.S. State Department Advisory Committee on International Economic Policy, which advises the Secretary of State on foreign policy issues. At the Pacific Council on International Policy he serves on the Board of Directors and is Chairman of their National Security Member Committee.
Mr. Myers founded SM&A, an Aerospace & Defense Industry management consulting firm that over 25 years grew to approximately $100 million in annual revenue and over 800 employees; spearheading industry-changing innovations in competing for and managing U.S. Government contracts. During his tenure the company managed more than $360 billion in major program competitions. After conducting a successful NASDAQ listed IPO in 1998 he served as Chairman and CEO for another ten years. The company was sold to private equity in 2008. An accomplished public speaker, and author, Mr. Myers is a nationally recognized thought leader on business competitiveness and is a frequent guest lecturer at the USC Marshall School of Business on entrepreneurship. He is a two time Air Force Veteran and a highly accomplished aviator. The Board concluded that Mr. Myers should continue serving as a director based upon his technical background and diverse entrepreneurial and business expertise, including his having established and managed innovative enterprises (in the areas of proposal development for competitive procurements, aircraft leasing and private equity investment), together with his technical experience in the aerospace and defense sector.

Drew Bernstein
Drew Bernstein was appointed to the Board on June 9, 2009 and serves as Chairman of the Audit Committee. Mr. Bernstein also serves as a member of our Compensation Committee. Mr. Bernstein co-founded Bernstein & Pinchuk LLP (B&P) in 1983 (now the managing member of Marcum Bernstein & Pinchuk (MarcumBP), a PCAOB-registered accounting firm headquartered in New York). His early recognition of the global marketplace and his extensive work in China resulted in the rapid expansion of the firm’s services to the PRC where he established associate offices to better serve client needs. In addition, his diverse experience in retail, manufacturing, hospitality, professional practices and real estate contributed to the expansion of the firm’s client base abroad. He is a frequent speaker at industry, investment banking and university conferences. Mr. Bernstein provides business advisory and specialized auditing and accounting services to public and non-public companies throughout the United States, China, Europe and Africa. Mr. Bernstein has been responsible for more than 200 real estate transactions with an aggregate value in excess of $3 billion. He is qualified to perform accounting and auditing services for public companies and has qualified as an expert witness. Mr. Bernstein received his B.S. degree from the University of Maryland Business School, is licensed in the State of New York, Connecticut, California, Texas and Maryland and is a member of the AICPA, the NYSSCPA and the NSA. Mr. Bernstein is a director (and the chairman of the audit committee) for Orient Paper, Inc. (AMEX: ONP), a holding company for a producer and distributor of paper products in China. The Board concluded that Mr. Bernstein should continue serving as a director based upon his diverse financial, accounting and business expertise, including his extensive background in accounting and auditing services and his knowledge of the global marketplace.

Eric H.C. Wei
Eric H.C. Wei was appointed to the Board in October 2009. Mr. Wei is one of the founders and the Managing Partner of RimAsia Capital Partners, L.P. a private equity firm focused on the pan-Asian mid-market sector and a greater-than-5% stockholder of NeoStem ('RimAsia LP"). Prior to establishing RimAsia LP in January of 2005, Mr. Wei was a managing director of Gilbert Global Equity Partners, a founding partner of Crimson Asia Capital Partners, an Asian private equity program, a founder and investment committee member of the Asian Infrastructure Fund, and an investor and in director of The Asian MBO Fund. Mr. Wei has also previously been an investment banker with more than 10 years of experience at Peregrine Capital, Prudential Securities, Lazard Freres and Citibank. Mr. Wei received a B.S. degree in Math and Economics from Amherst College and a, M.B.A. degree from the Wharton Graduate School of Management at the University of Pennsylvania. The Board concluded that Mr. Wei should continue serving as a director based upon his diverse financial and business expertise, including his background in investment banking, his extensive experience in managing private equity funds, and his familiarity with the pan-Asian mid-market sector.

Andrew L. Pecora, M.D., F.A.C.P.
Andrew L. Pecora, M.D., F.A.C.P. was appointed to the Board on December 8, 2011. Dr. Pecora is co-founder and past Chairman and Chief Executive Officer of Progenitor Cell Therapy, LLC (“PCT”), which is a subsidiary of the Company. Dr. Pecora served as NeoStem’s Chief Medical Officer from August 17, 2011 and served as NeoStem's Chief Visionary Officer from August 5, 2013 through January 2015. He is currently PCT’s Chief Medical Officer, which position he has held since January 19, 2011 following the Company’s acquisition of PCT (the "PCT Merger"). Prior to the PCT Merger, Dr. Pecora had served from 1999 to 2011 as Chairman, Chief Executive Officer and Chief Medical Officer of PCT, and as a member of PCT’s Board of Managers. Dr. Pecora is also Chief Scientific Officer of Amorcyte, Inc. (“Amorcyte”), a subsidiary of the Company acquired in October 2011, and held such position prior to the PCT Merger. Dr. Pecora served as the Chairman and Director of the John Theurer Cancer Center at Hackensack University Medical Center (HUMC) from 2001 to 2011, and commencing in 2011, Dr. Pecora has served as the John Theurer Cancer Center as Chief Innovations Officer, Professor and Vice President of Cancer Services. Since 1996 Dr. Pecora has been Co-Managing Partner of the Northern New Jersey Cancer Center, which is a private physicians practice group affiliated with HUMC. He has also been a Professor of Medicine at the University of Medicine and Dentistry of New Jersey since 2004. Dr. Pecora serves on the Board of Cancer Genetics, Inc. and is chairman of the Board of Tetralogics, Inc., a company developing small molecules to treat cancer. Dr. Pecora brings a variety of business development and practical business skills to NeoStem. He has worked with numerous companies in developing their products and manages a large clinical practice and the cancer department at a major health care institution. Dr. Pecora also has significant experience in the design of clinical trials (Phase 1 to 3), institutional review board practices, conduct of clinical trials, clinical research, and payor relationships both domestically and on a global basis. Dr. Pecora received an M.D. from the University of Medicine and Dentistry of New Jersey, graduating with honors. He went on to complete his medical education in internal medicine at New York Hospital and in hematology and oncology at Memorial Sloan-Kettering Cancer Center, both in New York City. He is board certified in internal medicine, hematology, and oncology. The Board has concluded that Dr. Pecora should continue serving as a director based on his diverse experience in healthcare, including his expertise in clinical trial design and product development, and his management experience.

Martyn D. Greenacre
Martyn D. Greenacre was appointed to our Board on December 8, 2011 and serves on the Audit Committee and the Nominating and Governance Committee. Mr. Greenacre has served as Chairman of Life Mist Technologies, Inc. a privately-held fire suppression equipment company, since 2002. He previously served as Chairman of the Board of BMP Sunstone Corporation, which was acquired by Sanofi-Aventis in February 2011. Mr. Greenacre also served as a director of Cephalon Inc., a biopharmaceutical company that was acquired by Teva Pharmaceutical Industries in October 2011, and Orchestra Therapeutics, an immuno-pharmaceutical company. He currently has the role of Chairman of the Board of Acusphere, Inc., a drug delivery company, and a board member of Curis, Inc., a biotechnology company. From 1997 to 2001, Mr. Greenacre served as Chief Executive Officer and as a director of Delsys Pharmaceutical Corporation, a formulation and drug delivery system company, where he helped raise more than $50 million in equity and partnership financing and formed three development partnerships with leading pharmaceutical companies. From 1993 to 1997, Mr. Greenacre served as President and Chief Executive Officer of Zynaxis Inc., a biopharmaceutical company, where he was responsible for a critical acquisition, divesting a non-performing business and negotiating a strategic merger. From 1989 to 1992, Mr. Greenacre was Chairman, Europe, SmithKline Beecham Pharmaceutical Company. He joined SmithKline & French in 1973, where he held positions of increasing responsibility in its European organization. Mr. Greenacre received a B.A. from Harvard College and an MBA from Harvard Business School. The Board has concluded that Mr. Greenacre should continue serving as a director based on his diverse board and management experience, particularly in the biotechnology field.

Steven M. Klosk
Mr. Klosk joined the Board in 2014. He is a senior executive with extensive management experience in the life sciences industry. He is currently President, CEO and a Director at Cambrex Corporation (NYSE:CBM), one of the leading providers of active pharmaceutical ingredients, advanced intermediates and finished dosage form products to the branded and generic pharmaceutical markets. Mr. Klosk has been in his current role since May 2008 and is responsible for all aspects of Cambrex’s global business with manufacturing and R&D facilities in the United States, Sweden, Italy, Estonia, Germany and India. Since 2010, Cambrex sales have increased from $226 million to $317 million and its market capitalization has tripled.
Mr. Klosk has also held other executive positions at Cambrex Corporation, including Executive Vice President & COO; as well as President, Pharma Business Unit (2007-2008) where he had full P&L and balance sheet responsibility for four operating units in North America and Europe. Prior to this he was Executive Vice President & COO Cambrex Pharma & Biopharmaceuticals Business Unit (2003-2007) where he was responsible for managing a highly profitable global business with six operating units in North America and Europe. Earlier in his career Mr. Klosk served as Vice President, Administration for the The Genlyte Group, Inc., a publicly traded producer of lighting fixtures. Mr. Klosk earned a B.S. from Cornell University and a J.D. from New York Law School. The Board of Directors has concluded that Mr. Klosk should continue serving as a director based on his diversified management experience, particularly in the biopharmaceutical field.

Peter Traber, MD
Dr. Traber joined the Board in January 2015. He has extensive experience in medicine, science and the pharmaceutical industry. Since 2011 he has been President and Chief Executive Officer of Galectin Therapeutics, Inc. (NASDAQ: GALT), where he has served since 2010 as Chief Medical Officer and since 2009 as a member of its Board. Galectin is a publicly traded biotechnology company that is developing carbohydrate-based therapies for the treatment of fibrotic liver disease and cancer. Since 2008, he has been President Emeritus of Baylor College of Medicine, where he was Chief Executive Officer from 2003 to 2008. Dr. Traber also has extensive big pharma leadership experience, serving from 2000 to 2003 as Senior Vice President of clinical development and medical affairs and Chief Medical Officer of GlaxoSmithKline. He has also served as CEO of the University of Pennsylvania Health System, and as Chair of the Department of Internal Medicine, and Chief of Gastroenterology for the University of Pennsylvania School of Medicine.
Dr. Traber has managed a molecular biology research laboratory and published more than 100 research articles, reviews, and book chapters. He received his MD from Wayne State School of Medicine, a BS in chemical engineering from the University of Michigan, and a certificate in medical leadership from Wharton Business School.The Board of Directors has concluded that Dr. Traber should continue serving as a director based on his diverse experience in healthcare, including his expertise in clinical trial design and product development, and his management experience.

Executive Officers and Other Key Officers

David J. Mazzo, PhD

See the discussion under “Biographical Information - Directors,” above.

Robert S. Vaters

See the discussion under “Biographical Information - Directors,” above.

Robin L. Smith, M.D.

See the discussion under “Biographical Information - Directors,” above.

Robert A. Preti, Ph.D

Pursuant to an employment agreement that became effective on January 19, 2011, Dr. Preti serves as President of PCT. Dr. Preti also serves as Chief Scientific Officer of PCT and Chief Scientific Officer of NeoStem. Prior to the PCT Merger, Dr. Preti had served from 1999 to 2011 as President and Chief Scientific Officer for PCT, and as a member of PCT's Board of Managers.

Dr. Preti was Scientific Director of Hackensack University Medical Center's stem cell laboratory from 1996 - 1999. Prior to that, he served as director at the Clinical Services Division of the New York Blood Center from 1989 to 1996. He is one of the country's leading authorities on cell engineering and the principal investigator for a number of clinical trials relating to stem cell transplantation. He was a founding member and Treasurer of the International Society for Hematotherapy and Graft Engineering and served for 10 years on its Executive Committee and Board of Directors. He is now representing Cellular Therapy as a Director of the American Association of Blood Banks. Dr. Preti has authored numerous papers in the field and has been invited to speak at national and international meetings relating to the manufacturing, regulatory and quality aspects of cell therapy and regenerative medicine. In addition to having served as an inspector for the Foundation for Accreditation of Cellular Therapy, Dr. Preti also serves on professional and state committees charged with the development of regulations for cellular therapy. Dr. Preti received his PhD from New York University, graduating with distinction. During his tenure at NYU, Dr. Preti received his degrees in Cellular Biology, with a specialty in hematology, studying erythropoiesis under the mentorship of Albert S. Gordon, PhD. Immediately following his graduate work, Dr. Preti joined Marrow Tech, Inc. (which later became Advanced Tissue Sciences) where he served as Group Leader in the development Marrow Tech's proprietary three-dimensional, matrix-based hematopoietic culture system for ex vivo expansion of bone marrow stem cells.

Catherine M. Vaczy

Ms. Vaczy has served as the Company’s General Counsel since 2005. She is a senior business executive and counsel with 25 years of leadership experience in the biotechnology industry. Effective April 30, 2015, Ms. Vaczy resigned as General Counsel of the Company.

From 1997 to 2003, she held senior positions at ImClone Systems Incorporated, a then publicly traded company developing a portfolio of targeted biologic treatments to address the medical needs of patients with a variety of cancers, most recently as its Vice President, Legal, and Associate General Counsel. While at ImClone, Ms. Vaczy served as a key advisor in the day-to-day operation of the company and helped forge a number of important strategic alliances, including a $1billion co-development agreement for Erbitux®, the company’s targeted therapy approved for the treatment of metastatic colorectal and head and neck cancers. ImClone was acquired by Eli Lilly and Company (NYSE: LLY) in 2006 for $6.5 billion.

Since 2007, Ms. Vaczy has also served on the Board of Trustees of The Stem for Life Foundation (SFLF), a public charity dedicated to raising awareness about adult stem cells and their therapeutic promise. She is the founder of SFLF’s Student Ambassador Program launched in 2013 with students from around the globe at an international conference: Regenerative Medicine, a Fundamental Shift in Science and Culture. The conference was held at the Vatican under an exclusive collaboration between SFLF and the Vatican’s Pontifical Council for Culture. From 1988 through 1996, Ms. Vaczy served as a corporate attorney advising clients in the life science and technology sectors at the New York City law firm of Ross and Hardies (since acquired by Sidley Austin). She is a member of The Union League Club of New York where she formerly served on its art committee. Ms. Vaczy received a B.A. degree from Boston College and a J.D. degree from St. John’s University School of Law.

Douglas Losordo, M.D.

Dr. Losordo was appointed Chief Medical Officer of the Company effective August 5, 2013. Dr. Losordo served from 2006 to 2013 as a member of the Scientific Advisory Board of NeoStem and since 2012, he has served on the Scientific Advisory Board of The Stem For Life Foundation, the public charity devoted to raising public awareness of adult stem cell therapies and supporting adult stem cell research, development and storage.  Prior to his appointment as the Company’s Chief Medical Officer, Dr. Losordo served as Vice President, New Therapies Development, Regenerative Medicine and Baxter Ventures at Baxter International from October 2011 through February 2013.  He is an adjunct professor of medicine at Northwestern University in Chicago, Illinois. From 2006 through 2011, Dr. Losordo was the director of the Feinberg Cardiovascular Research Institute and the Eileen M. Foell Professor of Heart Research at Northwestern University’s School of Medicine and director of the Program in Cardiovascular Regenerative Medicine at Northwestern Memorial Hospital. From 2004 through 2006, he was a Professor of Medicine at Tufts University School of Medicine and Chief of Cardiovascular Research at St. Elizabeth’s Medical Center in Boston.  He is board-certified in internal medicine, cardiovascular disease, and interventional cardiology. Dr. Losordo’s major research interests encompass angiogenesis/vasculogenesis, progenitor/adult stem cells, tissue repair/regeneration, and vascular biology. He received his M.D. from the University of Vermont.

Dr. Losordo has engaged in career-long efforts to develop novel therapeutics and as a scientist he obtained over $35 million in National Institutes of Health funding, for discovering and developing new therapeutic concepts in the laboratory, providing the basis for clinical studies. He has led first in human studies in multiple gene and adult stem cell therapies in patients with cardiovascular diseases, including therapies now in Phase 3 testing. He is a highly sought after speaker, having given over 200 international lectures. He has served as an associate editor of Circulation Research, the basic science journal of the American Heart Association and serves on the editorial boards of a number of scientific journals.

Joseph Talamo

Joseph Talamo has been NeoStem's Vice President, Corporate Controller and Chief Accounting Officer since June 2011. From 1996 to 2010, Mr. Talamo held various senior positions at OSI Pharmaceuticals, Inc. (“OSI”), a publicly-traded biopharmaceutical company focused on discovering, developing and commercializing products for the treatment of cancer, diabetes and obesity, and most recently served as its Vice President and Corporate Controller from 2006 to 2010 and its Corporate Controller from 2002 to 2006. While at OSI, Mr. Talamo helped build the accounting and finance infrastructure to support the clinical development and commercial launch of Tarceva®, OSI's targeted therapy approved for the treatment of patients with non-small cell lung cancer and pancreatic cancer. Prior to OSI, Mr. Talamo worked at Bristol-Myers Squibb from 1995 to 1996 in the Financial Reporting and Consolidations Group, and at KPMG from 1993 to 1995 in the Health Care and Life Sciences Audit Group. Mr. Talamo has served as Treasurer of the Stem For Life Foundation, a public charity dedicated to raising awareness about adult stem cells and their therapeutic promise, since 2012. Mr. Talamo also served as Treasurer of the OSI Pharmaceuticals Foundation from 2008 to 2010. Mr. Talamo received a B.B.A. in Accounting from Hofstra University in 1991, and a M.B.A. in Finance from Hofstra University in 1999. Mr. Talamo is a certified public accountant in the State of New York.

CORPORATE GOVERNANCE

Director Independence
The current Board members consist of Dr. Smith, Dr. Mazzo, Mr. Vaters, Mr. Klosk, Mr. Traber, Dr. Pecora, Mr. Berman, Mr. Myers, Mr. Bernstein, Mr. Wei, and Mr. Greenacre. The Board has determined that Messrs. Klosk, Traber, Myers, Berman, Bernstein, Greenacre and Wei are independent applying the definition of independence under the listing standards of the NASDAQ and SEC regulations.

Board Leadership Structure and Role in Risk Oversight
Dr. Smith serves as Executive Chair of the Board. Effective June 5, 2015, she will resign from her position as Executive Chair of the Board while continuing to serve as chairman of the Board. Steven Myers serves as our lead independent director. Our Chairman of the Board, when present, presides over all meetings of our Board. We believe this leadership structure is appropriate for our Company at this time because (1) of our size, (2) of the size of our Board, (3) our Chief Executive Officer is responsible for our day-to-day operation and implementing our strategy, and (4) discussion of developments in our business and financial condition and results of operations are important parts of the discussion at Board meetings.
The Board of oversees our risk management. This oversight is administered primarily through the following:

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

Committees
The Board has established (i) an Audit Committee, (ii) a Compensation Committee and (iii) a Nominating and Governance Committee. Each of these Committees has only independent directors as members. In addition, the board has established a Science and Technology Committee for which it has not imposed any membership rules regarding director independence.

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

Pursuant to the terms of the Audit Committee charter, our Audit Committee is required to consist of at least three of our “independent” directors and shall serve at the pleasure of the Board. An “independent” director is defined as an individual who (a) is not our officer or salaried employee or an affiliate, (b) does not have any relationship that, in the opinion of the Board, would interfere with his or her exercise of independent judgment as an Audit Committee member, (c) meets the independence requirements of the SEC and NASDAQ or such other securities exchange or market on which our securities are traded and (d) except as permitted by the SEC and NASDAQ or such other securities exchange or market on which our securities are traded, does not accept any consulting, advisory or other compensatory fee from us.

The Audit Committee's charter requires the committee to oversee our accounting and financial reporting process, our system of internal controls regarding finance, accounting, legal compliance and ethics, and the audits of our financial statements. A current copy of such charter is available to stockholders on our website, www.neostem.com. The primary duties of the Audit Committee consist of, among other things:

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

•	providing an open avenue of communication among our independent accountants, financial and senior management and the Board; and

•	reviewing and approving all related party transactions.

Compensation Committee

Our Compensation Committee consists of four directors: Mssrs. Berman (chairman), Myers, Bernstein and Klosk. Each such member of the Compensation Committee is independent applying the definition of independence under the listing standards of NASDAQ and SEC regulations. The Compensation Committee meets at least two times during each year.

Each member of our Compensation Committee must (i) be one of our independent directors satisfying the independence requirements of NASDAQ and other applicable regulatory requirements; (ii) qualify as an “outside director” under Section 162(m) of the Internal Revenue Code, as amended (the "Code"); and (iii) meet the requirements of a “non-employee director” for purposes of Section 16 of the Exchange Act. Except as permitted by NASDAQ, members of the Compensation Committee must not accept any consulting, advisory or the other compensatory fee from us or any our subsidiaries. In determining whether a director is eligible to serve on the Compensation Committee, the Board must consider whether the director is affiliated with us, one of our subsidiaries or an affiliate of one of our subsidiaries to determine whether such affiliation would impair the director’s judgment as a member of the Compensation Committee.

The Compensation Committee oversees the determination of all matters relating to employee compensation and benefits and specifically determines and approves salaries, bonuses and equity-based compensation for our executive officers.

We have adopted a Compensation Committee charter which outlines the Compensation Committee's primary duties which are to:

•
evaluate the performance of the Chief Executive Officer in light of our goals and objectives and determine the Chief Executive Officer's compensation based on this evaluation and such other factors as the Compensation Committee shall deem appropriate;

•	determine and approve all executive officer compensation;

•	approve the aggregate amounts and methodology for determination of all salary, bonus, and long-term incentive awards for all employees other than executive officers;

•	review and recommend equity-based compensation plans to the full Board and approve all grants and awards thereunder;

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

•	review and approve changes in our retirement, health, welfare and other benefit programs that result in a material change in costs or the benefit levels provided;

•	administer our equity-based compensation plans; and

•	approve, as required by applicable law, the annual Compensation Committee report on executive compensation for inclusion in our proxy statement.
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

A current copy of the Compensation Committee charter is available to stockholders on our website, www.neostem.com. The Compensation Committee may form and delegate its authority to subcommittees as appropriate. Additionally, the Chief Executive Officer may make recommendations to the Compensation Committee relating to executive and director compensation, but consistent with NASDAQ rules, she may not be present during deliberations or voting regarding his own compensation.

Nominating and Governance Committee

Our Nominating and Governance Committee consists of three directors: Mssrs. Myers (chairman), Greenacre and Traber. The Nominating and Governance Committee is empowered by the Board to recommend to the Board qualified individuals to serve on the Board and to identify the manner in which the Nominating and Governance Committee evaluates nominees recommended for the Board. All members of the Nominating and Governance Committee have been determined to be “independent directors” pursuant to the definition contained in the rules of NASDAQ and SEC regulations. Our Board has adopted a Nominating and Governance Committee charter to govern the Nominating and Governance Committee, a current copy of which is available to stockholders on our website, www.neostem.com.

Additional Board Committee

The Board also maintains the following additional committee:

Science and Technology Committee: The Science and Technology Committee is authorized to review the science, clinical and regulatory strategy underlying the Company's research and development organization. It also reviews the interactions of the R&D organization with health care providers and regulatory bodies.

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

•	must be able to represent fairly and equally all of our shareholders without favoring or advancing any particular shareholder or other constituency of the Company;

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

Diversity Considerations in Director Nominations

We do not have a formal diversity policy. We believe the Board represents a collection of individuals with a variety of complementary skills which, as a group, constitute the appropriate skills and experience to oversee our Company's business. Our directors come from diverse backgrounds including medicine, accounting, private equity, and management of pharmaceutical and healthcare-related companies, including cell therapy.

The charter of our Nominating and Governance Committee provides that “[e]ach nominee will be considered both on his or her individual merits and in relation to existing or other potential members of the Board, with a view to establishing a well-rounded, diverse, knowledgeable, and experienced Board.” In accordance with the mission set out in its charter, our Nominating and Governance Committee considers a wide variety of qualifications, attributes and other factors and recognizes that a diversity of viewpoints and practical experiences can enhance the effectiveness of the Board. As part of its evaluation of each candidate, our Nominating and Governance Committee takes into account how that candidate's background, experience, qualifications, attributes and skills may complement, supplement or duplicate those of other prospective candidates.

Nominating and Governance Committee Procedures

The Board believes we are well-served by our current directors. In the ordinary course, absent special circumstances or a material change in the criteria for Board membership, the Board will re-nominate incumbent directors who continue to be qualified for Board service and are willing to continue as directors. If an incumbent director is not standing for re-election, if a vacancy on the Board occurs between annual stockholder meetings or if the Board believes it is in our best interests to expand its size, the Board may seek out potential candidates for Board appointment who meet the criteria for selection as a nominee and have the specific qualities or skills being sought. Nominees for director must be discussed by the full Board and approved for nomination by the affirmative vote of a majority of the Board, including the affirmative vote of a majority of the independent directors. Three of our directors, Dr. Smith, Mr. Berman and Mr. Wei, were originally nominated in 2006, 2006 and 2009 respectively, pursuant to certain contractual rights. In addition, the appointment of Dr. Pecora to the Board initially was required pursuant to the terms of the merger agreement to acquire PCT (the “PCT Merger Agreement”).

The Nominating and Governance Committee assists the Board by identifying qualified candidates for director and recommends to the Board the director nominees for the annual meeting of stockholders. The Board will conduct a process of making a preliminary assessment of each proposed nominee based upon the nominee’s resume and biographical information, an indication of the individual's willingness to serve and other background information. This information is evaluated against the criteria set forth above and our specific needs at that time. Based upon a preliminary assessment of the candidate(s), those who appear best suited to meet our needs may be invited to participate in a series of interviews, which are used as a further means of evaluating potential candidates. On the basis of information learned during this process, the Board will determine which nominee(s) to include in the slate of candidates that the Board recommends for election at each annual meeting of our stockholders.

Procedures for Considering Nominations Made by Stockholders

The Nominating and Governance Committee's charter and guidelines describe procedures for nominations to be submitted by stockholders, other than candidates who have previously served on the Board or who are recommended by the Board. The guidelines state that a nomination must be delivered to our Secretary at our principal executive offices not later than the 120 th day prior to the date of the proxy statement for the preceding year's annual meeting; provided, however, that if the date of the annual meeting is more than 30 days after the anniversary date of the annual meeting, notice to be timely must be so delivered a reasonable time in advance of the mailing of our proxy statement for the annual meeting for the current year. The guidelines require a nomination notice to set forth as to each person whom the proponent proposes to nominate for election as a director, among other things: (a) all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors pursuant to Regulation 14A under the Exchange Act, as amended (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected) and (b) information that will enable the Nominating and Governance Committee to determine whether the candidate or candidates satisfy the criteria established pursuant to the charter and the guidelines for director candidates.

There will be no differences in the manner in which the Board evaluates nominees recommended by stockholders and nominees recommended by the Board or management, except that no specific process shall be mandated with respect to the nomination of any individuals who have previously served on the Board.

Stockholder Communications

The Board has established a procedure that enables stockholders to communicate in writing with members of the Board. Any such communication should be addressed to our Secretary and should be sent to such individual c/o NeoStem, Inc. Any such communication must state, in a conspicuous manner, that it is intended for distribution to the entire Board. Under the procedures established by the Board, upon our Secretary's receipt of such a communication, a copy of such communication will be sent to each member of the Board, identifying it as a communication received from a stockholder. Absent unusual circumstances, at the next regularly scheduled meeting of the Board held more than two days after such communication has been distributed, the Board will consider the substance of any such communication.

Board and Committee Meeting Attendance

During the year ended December 31, 2014, our Board held twelve meetings, our Audit Committee held five meetings; our Compensation Committee held two meetings and our Nominating and Governance Committee held two meetings. Our Board, our Audit Committee, our Compensation Committee and our Nominating and Governance Committee each took additional actions by written consent. Each director attended (or participated by telephone in) at least 75% of the total number of meetings of the Board and committees on which he or she served.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, requires the Company's directors, certain officers of the Company, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. These persons are required by the SEC to furnish the Company with copies of all Section 16(a) reports that they file.

Based solely on a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company during 2014, (ii) any Forms 5 and amendments thereto furnished to the Company with respect to 2014, and (iii) any written representations that no Form 5 was required, the Company believes that all such parties subject to the reporting requirements of Section 16(a) filed on a timely basis all such reports required during and with respect to the fiscal year ended December 31, 2014, except that both Andrew Pecora and Eric Wei each inadvertently filed one late Form 4.

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

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The Compensation Committee of our Board, which is comprised solely of independent directors as defined by NASDAQ listing standards, outside directors as defined by Section 162(m) of the Code and non-employee directors as defined by Rule 16b-3 under the Exchange Act, has been delegated the authority and responsibility to determine and approve all compensation of our executive officers. Our named executive officers for fiscal year 2014 are those five individuals listed in the “2014 Summary Compensation Table” below. Other information concerning the structure, roles and responsibilities of our Compensation Committee is set forth in the Item 10 above.

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

Executive Compensation Objectives and Philosophy

The objective of our executive compensation program is to attract, retain and motivate talented executives who are critical for the continued growth and success of NeoStem, to align the interests of these executives with those of our stockholders, and to reward performance in a manner that maximizes our corporate performance without encouraging unnecessary or excessive risks. To this end, our compensation programs for executive officers are designed to achieve the following objectives:

•	attract and retain talented and experienced executives;

•	motivate, reward and retain executives whose knowledge, skills and performance are critical to our success;

•	ensure fairness among the executive management team by recognizing the contributions each executive makes to our success;

•	focus executive behavior on achievement of our corporate objectives and strategy;

•	build a culture of “pay for performance”, while not rewarding unnecessary or excessive risk taking; and

•	align the interests of management and stockholders by providing management with longer-term incentives through equity ownership.

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

Elements of Executive Officer Compensation

Our executive officer compensation program is comprised of: (i) base annual salary; (ii) annual incentive compensation, including discretionary bonuses based on individual and overall company performance; and (iii) long-term equity incentive compensation (including periodic and contractual stock option or restricted stock grants), with the objective of aligning our executive officers’ long-term interests with those of our stockholders.

In establishing overall executive compensation levels and making specific compensation decisions for the executives in 2014, the Compensation Committee considered a number of criteria, including the executive’s position, any applicable employment agreement, prior compensation levels, scope of responsibilities, prior and current period performance, individual and overall Company performance, external market data and retention concerns. In addition, in determining bonus awards for 2014, the Compensation Committee also considered the results of the advisory vote by stockholders on the “say-on-pay” proposal presented to stockholders at NeoStem’s 2014 annual meeting of stockholders. There was support at the 2014 annual meeting for the compensation program offered to NeoStem’s named executive officers with approximately 95% of votes cast in favor. Accordingly, the Compensation Committee made no direct changes to our executive compensation program as a result of the say-on-pay vote. At the 2013 annual meeting, our stockholders also voted in favor of an annual say-on-pay vote and NeoStem has elected to follow such advisory vote.

In addition to interim actions to review and approve compensation arrangements from time to time (for example, in connection with the hiring of a new executive), the Compensation Committee performs a review of compensation for our executive officers annually. As part of this review, the Compensation Committee takes into consideration their understanding of external market data, including compensation practices of comparable companies (based on size and stage of development). Since 2011, the Compensation Committee has engaged an independent compensation consultant to perform an analysis of the current compensation program. For 2014, the Compensation Committee engaged Markson to provide comparative data on compensation practices in our industry for executive officers, Board members and Board committee members, and to perform an independent review of the compensation of our Chief Executive Officer and senior executive officers (including the named executive officers in the “2014 Summary Compensation Table” below). Markson reports directly to the Compensation Committee. Other than the work it performs for the Compensation Committee, Markson does not provide any consulting services to NeoStem or its executive officers.

Markson’s reports presented in late 2013 (which the Compensation Committee considered in setting 2014 salaries) and in late 2014 (which was considered in setting the 2014 bonuses) provided competitive comparative market data for base salaries, bonuses and equity grants, their observations and their broad recommendations. In preparing their reports, Markson considered, among other data, compensation data for publicly traded companies of similar size in comparable industries (the “Peer Group” below) and the Kenexa compensation database using public and private companies in the biotech industry and with annual revenues of less than $200 million. Although the Compensation Committee considers Markson's advice and recommendations about our executive and director compensation program together with input from management, the Compensation Committee ultimately makes its own decisions about these matters.

Peer Group Companies for 2014:

NeoStem’s Peer Group for 2014
Advanced Cell Technology (Ocata Therapeutics)	Lion Biotechnologies
Amicus Therapeutics	Mimedx Inc Com
Argos Therapeutics	Momenta Pharmaceuticals
Athersys	NeuralStem
BioTime	Northwest Biotherapeutics
Cumberland Pharmaceuticals	Opexa Therapeutic
Cytomedix (Nuo Therapeutics)	Organovo Holdings
Cytori Therapeutics	Osiris Therapeutics
DURECT Corporation	Pluristem Therapeutics
Fibrocell Science	Progenics Pharmaceutical
Geron Corporation	Sangamo Biosciences
Immunocellular Therapeutics	Stemcells

Generally, our Compensation Committee reviews and, as appropriate, approves compensation arrangements for executive officers in the fourth quarter of each year subject to the terms of existing employment agreements with our named executive officers, as discussed below, and the timing of the hiring of new executives. Other than with respect to the compensation of our Chief Executive Officer, our Compensation Committee also takes into consideration the recommendations for executive compensation made by our Chief Executive Officer, which recommendations are generally made after consultation with our Vice President of Human Resources and presented at the time of our Compensation Committee’s review of executive compensation arrangements.

Base Salary

The base salaries of our named executive officers are set out in their employment agreements with the Company which, in some cases, provide that the officer may be granted a raise at the Compensation Committee’s discretion. The employment agreements of Dr. Pecora, Dr. Preti , Dr. Losordo and Mr. Dickey were approved by the Compensation Committee following arms’ length negotiation of the terms between members of management and the executive party to the agreement. In the case of the initial employment agreement of each of Dr. Pecora and Dr. Preti, these negotiations occurred in connection with the PCT Merger completed in 2011. With respect to the employment agreements of Dr. Losordo and Mr. Dickey, employment terms were negotiated between management and each executive prior to the commencement of employment on August 5, 2013 and August 19, 2013, respectively. Our Compensation Committee performs a review of base salaries for our executive officers annually. We believe that a competitive base salary is a necessary element of any compensation program that is designed to attract and retain talented and experienced executives. We also believe that attractive base salaries can motivate and reward executives for their overall performance. Base salaries are established in part based on the individual experience, skills and expected contributions of our executives and our executives’ performance during the prior year.

Pursuant to a November 2012 amendment providing for a two-year extension of her employment agreement, Dr. Smith’s base salary was increased to $495,000 for 2013. The Compensation Committee awarded Dr. Smith a 10% raise to $545,000 for 2014. In approving the 2014 increase to Dr. Smith’s base salary, the Compensation Committee evaluated, with the assistance of Markson’s recommendations, salaries for comparable positions in the peer group of Companies identified for 2013 and the Company’s continued development under Dr. Smith’s leadership and performance, which was judged superior. Pursuant to an amendment of Dr. Pecora’s employment agreement effective August 5, 2013, Dr. Pecora’s base salary was increased to $240,000 as a result of his additional responsibilities in connection with his appointment as NeoStem’s Chief Visionary Officer (while continuing to serve as Chief Medical Officer of PCT and Chief Scientific Officer of Amorcyte). The Compensation Committee determined, in part based upon Markson’s analysis, that notwithstanding that Dr. Pecora serves on a part-time basis, his salary approximated (on a pro rata basis, given the amount of Dr. Pecora’s time devoted to the Company) the market rate for a full time CMO and was appropriate based on his IP contributions and efforts in raising capital, as well as his medical and scientific development guidance and willingness to be compensated in part in equity. (The Company will also make cash payments when compensation is paid in stock to satisfy cash tax liabilities.) Mr. Dickey was appointed the Company’s Chief Financial Officer effective August 19, 2013, at an initial contractual base salary of $310,000. Dr. Losordo was appointed the Company’s Chief Medical Officer effective August 5, 2013, at an initial contractual base salary of $385,000 Mr. Dickey and Dr. Losordo did not receive raises for 2014 due to their short term employment history with the Company when evaluated by the Compensation Committee at the end of 2013. Dr. Preti’s employment agreement provided for an initial salary of $330,000 increasing to $350,000 in January 2012, which the Compensation Committee raised to $364,000 in January 2014.

Discretionary Bonuses

Our business model includes the development of novel proprietary cell therapy products as well as operating a contract development and manufacturing organization. Our cell therapy products are in the clinical development stage and are based on novel technologies. Given the nature of our business, the determination of annual cash incentive awards and/or discretionary bonuses for our executives is often tied towards developments in our business, including promoting our development programs or other supportive aspects of our business. The employment agreements of most of our named executive officers provide that the executive is eligible for an annual discretionary bonus, which in some cases is based on a target or maximum amount established by contract. In setting the amounts of bonus awards, the Compensation Committee generally undertakes a discretionary assessment of individual and overall corporate performance. The Compensation Committee’s determination of cash incentive amounts are designed to include consideration of important operational and financial aspects of the Company’s business and the progress of our Company’s development. Where a “target” bonus is established (as in the employment agreement of our former Chief Executive Officer), if the professional effectiveness of the executive officer helped us achieve specific corporate objectives or otherwise contributed to our overall success, the bonus paid can exceed the target amount.

Pursuant to her employment agreement, for 2014 Dr. Smith was eligible to receive a bonus for 2014 in a target amount of 50% of her base salary assuming good progress toward the accomplishment of objectives set for Dr. Smith and the Company by the Compensation Committee, and with the contractual potential of a higher annual bonus, up to 100% of Dr. Smith’s base salary. For 2014, Dr. Smith was awarded a bonus of $450,000 (approximately 75% of base salary). The Compensation Committee had initially considered a bonus of 100% of base salary based upon her strong performance, including her leadership in (i) acquiring a Phase 3 asset (the "CSC Acquisition"), (ii) advancing the Phase 2 trial for NBS10 and (iii) attracting key executive hires to the Company. However, at Dr. Smith’s request, and after consulting with Markson, the bonus was fixed at $392,400, or 75% of base salary (and less than her 2013 bonus) due to disappointing shareholder results for the year.

Cash Bonuses for Drs. Pecora, Losordo and Preti and Mr. Dickey are determined by the Compensation Committee on a discretionary basis. The employment agreements for Dr. Pecora and Dr. Preti provide for discretionary cash bonuses. Dr. Pecora did not receive a cash bonus for 2014. Dr. Preti received a cash bonus of $54,600. The employment agreements of Mr. Dickey and Dr. Losordo contemplate discretionary bonuses in an amount up to 30% and 25% of base salary, respectively. For 2014, cash bonuses of $23,250 and $60,150 were awarded (and paid in early 2015) to each of Mr. Dickey and Dr. Losordo. In awarding these bonuses, the Compensation Committee recognized the respective roles of the management team members in helping the Company realize significant business developments over the past year including those described above. The bonuses for Mr. Dickey and Dr. Preti were at less than 2013 levels, while Dr. Losordo’s was greater and reflected a full year of employment.

Stock Grants and Long-term Equity Incentive Compensation

Long-term incentive compensation allows the executive officers to share in any appreciation in the value of NeoStem's common stock (our "common stock"). The Compensation Committee believes that stock grants and stock option participation aligns executive officers’ interests with those of the stockholders. The amounts of the awards are designed to reward past performance and create incentives to meet long-term objectives. Stock option awards provide our executive officers with the right to purchase shares of our common stock at a fixed exercise price, subject to continued employment with our company. Stock options are earned on the basis of continued service to us and generally vest over a period of years and/or upon the achievement of specified business milestones. All grants need to be approved by our Compensation Committee. All stock options are awarded at fair market value and based on our closing market price on the grant date.

In many cases, the employment agreement that we enter into with an executive officer provides for the grant of a stock award or option in connection with commencement of employment or commencement of the term, in part intended as an inducement to commencing or continuing employment with us. Certain equity awards are issued on a discretionary basis in connection with our Compensation Committee’s annual review of our executive compensation; in each of January 2014 and January 2015, option awards were issued to our named executive officers. Set forth below are option awards granted to each of our named executive officers in January 2014 which vested as to an initial installment of the option shares on the grant date, with further installments of the option shares subject to time vesting and milestone vesting criteria related to Company performance on key initiatives. In January 2014, our then CEO also received an award of 94,000 shares of restricted stock, subject to time-based and milestone vesting comparable to the 2014 option awards.

Option Award
Robin Smith	131,000
Robert Dickey	35,000
Andrew Pecora	100,000
Robert Preti	75,000
Douglas Losordo	50,000

    The Compensation Committee issued these awards at a level intended to be competitive within the biotechnology industry, with consideration given to the Peer Group for 2013. In issuing these awards, the Compensation Committee considered Markson’s reports and recommendations, which provided context for equity grants in terms of (i) the competitive value of grants made among the Peer Group, (ii) the retention value of unvested equity, (iii) the Company’s “burn rate,” or the ratio of option-equivalent shares granted in the calendar year to total shares issued and outstanding, and (iv) in terms of grants to our CEO, prior grants and holdings. The Compensation Committee also considered individual performance.

In August 2014 the Compensation Committee determined that it would be appropriate to make a special one-time grant of restricted stock and stock options based on the special efforts of our executives in negotiating and consummating the CSC Acquisition. The following grants were made to our named executive officers as a result of such transaction.

	Stock Award	Option Award
Robin Smith	—	75,000
Robert Dickey	6,303	25,000
Andrew Pecora	50,000	—
Robert Preti	6,367	25,000
Douglas Losordo	6,303	2,500

Option awards granted to our named executive officers in January 2015 vest 25% on the date of grant, and 25% each upon three milestone vesting criteria. Option grants to the named executive officers as of January 2, 2015 were as follows:

Option Award
Robin Smith	150,000
Andrew Pecora	75,000
Robert Preti	50,000
Douglas Losordo	40,000

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

Other Compensation

We make available to executive officers certain benefits available to all employees on similar terms including health and welfare benefits, paid time-off, disability insurance, and participation in our Employee Stock Purchase Plan. We may also provide certain perquisites generally available to senior executives of the Company, which may include executive life insurance and payment or reimbursement for cell phone, blackberry and internet service. For newly-hired executives, the Company may provide reimbursement for relocation expenses. Details of the values of these benefits and perquisites may be found in the footnotes and narratives to the “2014 Summary Compensation Table”, below.

We provide the benefits above to attract and retain our executive officers by offering compensation that is competitive with other companies similar in size and stage of development. These benefits represent a relatively small portion of their total compensation.

Executive Transition and Succession

In connection with her appointment as Executive Chairman and her changing role effective January 5, 2015, the Compensation Committee approved, and the Board ratified, an amendment to Dr. Smith’s employment agreement. Pursuant to that Amendment, the term of Dr. Smith’s employment with the Company will expire on December 31, 2015, without renewal; provided that Dr. Smith may earlier terminate her employment on 30 days’ advance notice, with the goal being to provide transition support and continuity to the incoming chief executive officer. The principal terms of the amendment, described in more detail elsewhere herein are that Dr. Smith will (i) continue to receive her base salary of $545,000 for the remainder of her term; (ii) receive a $200,000 cash bonus by June 1, 2015 and be eligible for an additional annual bonus for 2015 if the Company achieves certain goals for the year, which additional bonus will be prorated if the Term ends before December 31, 2015; (iii) be granted an option to purchase 250,000 shares of our common stock and $50,000 worth of restricted stock net of taxes. Dr. Smith will also receive severance of one year’s base pay and bonus (her 2013 bonus) at the end of the term. The Committee noted that Dr. Smith will still be providing significant serves to the Company as Chairman of the Board through the 2016 annual meeting, so that the payment is not purely severance and she is provided with no additional compensation for serving in the role of Chairman. The new equity grants were also viewed as desirable by the Committee to enhance shareholder alignment and retention during the transition period as most of Dr. Smith’s prior option grants are out of the money.

In connection with his appointment as Chief Executive Officer effective January 5, 2015, the Compensation Committee also approved a compensation package for Dr. Mazzo. The principal terms of his employment agreement, which has an initial four-year term, are that Dr. Mazzo will (i) receive base salary of $545,000, the same level as Dr. Smith had received; (ii) be eligible for an annual cash bonus with a target of 55% (and up to a maximum of 100%) of his Base Salary; (iii) be granted a one-time option to purchase 400,000 shares of the our common stock that vest 100,000 shares immediately and the remaining 300,000 shares over time and (iv) be granted 151,946 shares that vest immediately and receive an additional grant of 138,132 shares that vest subject to achievement of two business milestones. The Committee reviewed competitive data provided by Markson in evaluating this compensation package and believes that while certain aspects may be on the high side, it overall is competitive.

In connection with his appointment as President and Chief Financial Officer, the Compensation Committee also approved a compensation package for Mr. Vaters. The principal terms of his employment agreement, which has an initial four-year term, are that Mr. Vaters will (i) receive a base salary of $425,000; (ii) be eligible for an annual cash bonus in an amount up to 50% of his base salary; (iii) be granted an option to purchase 400,000 shares of our common stock that vest 100,000 shares immediately with the remainder scheduled to vest over time; and (iv) be granted 54,811 shares that vest immediately and receive an additional grant of 82,217 shares that vest subject to achievement of two business milestones. The Committee reviewed competitive data provided by Markson in considering this pay package, recognized that it would be competitively high if viewed purely as a package for a chief financial officer, but believed that Mr. Vaters’ hire is for the role of both President and CFO and is a more strategic hire than is a usual CFO hire, and that Mr. Vaters brings the Company a much broader industry perspective, relationships and experience than the typical CFO and is in fact someone who could fill the CEO role, giving the Company depth or “bench strength”. Thus, the Committee believed that the compensation package for Mr. Vater’s is reasonable in this light.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

The Compensation Committee of the
Board of Directors of NeoStem, Inc:

Richard Berman (chairman)
Steven S. Myers
Drew Bernstein
Steven M. Klosk

This report shall not constitute “soliciting material,” shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any of our other filings under the Securities Act of 1933, as amended or the SEC, as amended, or the Exchange Act, except to the extent that we specifically incorporate this report by reference therein.

Compensation Committee Interlocks and Insider Participation

Richard Berman (chairman), Steven S. Myers and Drew Bernstein served as members of the Compensation Committee of the Board during 2014. None of the members of our Compensation Committee is, or has been, an officer or employee of ours or any of our subsidiaries. During the last fiscal year, none of our executive officers served as: (1) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Compensation Committee; (2) a director of another entity, one of whose executive officers served on our Compensation Committee; or (3) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director on the Board.

2014 Summary Compensation Table

The following table sets forth certain summary compensation information with respect to our former Chief Executive Officer, our former Chief Financial Officer, and our three other most highly compensated executive officers, for services as executive officers for the last three fiscal years.

Name and Principal Function	Year	Salary		Bonus		Stock Awards (1)	Option Awards (1)	All Other Compensation		Total Compensation
Robin Smith, Former Chief Executive Officer (2)	2014	$545,000		$392,400		$730,380	$1,093,257	$559,739	(3)	$3,320,775
	2013	$495,000		$450,000		$—	$249,718	$40,782		$1,235,500
	2012	$412,694	(4)	$363,000	(5)	$183,840	$638,941	$44,927		$1,643,402
Andrew Pecora, Chief Visionary Officer	2014	$240,000	(6)	$—		$310,502	$543,983	$322,272	(7)	$1,416,757
	2013	$221,538	(8)	$365,004	(9)	$—	$286,472	$—		$873,014
	2012	$183,077	(10)	$—		$—	$61,780	$—		$244,857
Robert Preti, President and Chief Scientific Officer of PCT	2014	$364,000		$54,600		$39,539	$599,701	$22,570	(11)	$1,080,410
	2013	$349,231		$145,000		$—	$143,224	$—		$637,455
	2012	$309,880	(12)	$—		$—	$97,578	$—		$407,458
Douglas Losordo, Chief Medical Officer	2014	$385,000		$60,150		$101,542	$365,672	$60,293	(13)	$972,656
	2013	$291,500		$40,000		$145,800	$343,070	$30,846		$851,216
	2012	$—		$—		$—	$—	$—		$—
Robert Dickey IV, Former Chief Financial Officer (14)	2014	$310,000		$23,250		$39,142	$287,447	$60,705	(15)	$720,544
	2013	$150,626		$40,000		$—	$229,462	$15,283		$435,371
	2012	$—		$—		$—	$—	$—		$—

(1)
Amounts shown under “Stock Awards” and “Option Awards” represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, in accordance with SEC rules. See Note 13 to the Notes to the Consolidated Financial Statements in the 2014 Annual Report, for a discussion of assumptions made in such valuations. All stock awards, option awards and other shares discussed in this table were issued under the Company's Amended and Restated 2009 Equity Compensation Plan (the "2009 Plan"), with a per share price generally equal to the fair market value of a share of our common stock on the date of grant.

(2)
Effective January 5, 2015, Dr. Smith resigned from her position as CEO and was appointed Executive Chair of the Board. Dr. Smith has informed the Board that effective June 5, 2015, she will resign from her position as Executive Chair of the Board while continuing to serve as chairman of the Board.

(3)
Consisted of (i) a tax gross up $511,271 on stock awards, (ii) a car allowance of $12,000, (iii) approximately $21,652 paid by us on behalf of Dr. Smith for life and disability insurance; and (iv) $14,816 for club membership dues;

(4)
Pursuant to an arrangement approved by the Compensation Committee, Dr. Smith elected to receive an aggregate of $218,090 of this amount in shares of our common stock and Options issued under the 2009 Plan in lieu of cash.

(5)
On March 6, 2013, Dr. Smith elected to receive a portion of her 2012 bonus in shares of our common stock. Dr. Smith received 100,000 shares based on a per share purchase price of $5.30, the fair market value at the time of election.

(6)
Pursuant to an arrangement approved by the Compensation Committee, Dr. Pecora elected to receive an aggregate of $80,598 of this amount in shares of our common stock issued under the 2009 Plan and in lieu of cash. For more information on these grants of our common stock, see "Grants of Plan-Based Awards" below.

(7)	Consisted of a tax gross up $322,272 on stock awards.

(8)
Pursuant to an arrangement approved by the Compensation Committee, Dr. Pecora elected to receive an aggregate of $80,245 of this amount in shares of our common stock issued under the 2009 Plan and in lieu of cash.

(9)	Dr. Pecora's 2013 bonus was paid in stock. He received a stock award of 46,976 shares issued under the 2009 Plan.

(10)
Pursuant to an arrangement approved by the Compensation Committee, Dr. Pecora elected to receive an aggregate of $74,231 of this amount in shares of our common stock and Options issued under the 2009 Plan in lieu of cash.

(11)	Consisted of a tax gross up $22,570 on stock awards.

(12)
Pursuant to an arrangement approved by the Compensation Committee, Dr. Preti elected to receive an aggregate of $32,761 of this amount in shares of our common stock and Options issued under the 2009 Plan in lieu of cash.

(13)	Consisted of (i) a tax gross up $59,558 on stock awards, and (ii) $735 paid by us on behalf of Dr. Losordo for life insurance.

(14)	Effective January 5, 2015, Mr. Dickey was no longer serving as Chief Financial Officer and was no longer an employee of the Company.

(15)	Consists of (i) a tax gross up of $27,448 on stock awards, and (ii) relocation related reimbursements of approximately $33,257.

 NEOSTEM EMPLOYMENT AGREEMENTS AND EQUITY GRANTS

Employment Agreements and Other Arrangements with Executive Officers

This section contains a description of the employment agreements and certain other arrangements that NeoStem has (or had during the years ended December 31, 2012, 2013 and 2014) with the named executive officers listed in the Summary Compensation Table. This section also contains a description of the employment agreements entered into in January 2015 with the Company's new Chief Executive Officer and new President and Chief Financial Officer. All descriptions are qualified in their entirety by reference to such agreements. The descriptions to follow provide further information about the compensation that is shown in the Summary Compensation Table and the Grants of Plan Based Awards Table for the respective officers. They also give you information about payments that could be received by these officers under certain circumstances at such time as their employment with NeoStem ends, for example, certain severance arrangements.

Robin L. Smith, M.D. - Executive Chairman of the Board (and former Chief Executive Officer)

Dr. Robin L. Smith currently serves as our Executive Chairman (and previously served as our Chief Executive Officer) pursuant to an employment agreement dated May 26, 2006, which agreement has been subsequently amended from time to time. Under this agreement, as amended through July 29, 2009 (as so amended, the “Agreement”), Dr. Smith was employed through December 31, 2011 and as of September 27, 2009 was entitled to receive a base salary of $332,750 per year (increasing by 10% on each annual anniversary of September 27), an annual bonus determined by the Board of at least $275,000, and certain other perquisites including a car allowance, variable life insurance, and reimbursement for fees for a New York club to be used for business entertaining and meetings. To help conserve cash, Dr. Smith has elected from time to time to receive her net salary and/or bonus in shares of our common stock, pursuant to an arrangement approved by the Compensation Committee. Pursuant to an arrangement approved by the Compensation Committee, Dr. Smith elected to receive an aggregate of $172,761 of her 2011 salary, and continued in 2012 to receive a significant portion of her salary, in shares of our common stock issued under the 2009 Plan at the then-market price. In 2011, Dr. Smith elected to accept her entire bonus in shares of our common stock. The Compensation Committee adopted a program (the "2012 Option Program") whereby each participating officer (a “Participating Officer”) was issued on April 26, 2012 an option (the "Option") to purchase that number of shares of our common stock equal to that portion of each Participating Officer's gross salary (the "Participating Salary") for the period May 1, 2012 to July 31, 2012 (the "Election Period"). Dr. Smith's Participating Salary in the 2012 Option Program was $100,656, her full gross salary for the Election Period. As of October 29, 2009, the Compensation Committee of the Board approved the reimbursement to Dr. Smith of premiums, up to $4,000 annually, for disability insurance covering Dr. Smith. We maintain key-man life insurance on Dr. Smith in the amount of $5,000,000.

On April 4, 2011, the Company entered into an amendment of the Agreement. Pursuant to the amendment, (i) the term of the Agreement was extended from December 31, 2011 to December 31, 2012; (ii) Dr. Smith was entitled to receive cash bonuses on October 1, 2011 and 2012 in the minimum amount of 110% of the prior year's bonus; (iii) a failure to renew the Agreement at the end of the term regardless of reason shall be treated as a termination by the Company without cause; (iv) the Company shall pay Dr. Smith her base salary and COBRA premiums (a) for one year in the event of a termination of the agreement by Dr. Smith for other than good reason and (b) during any period during which she is bound by non-competition, non-solicitation or similar covenants with the Company (such payments shall not be made during the time Dr. Smith is also receiving payments under (iii) or (iv)(a)); (v) Dr. Smith was granted an option to purchase 150,000 shares of our common stock at a per share exercise price based on the closing price of our common stock on the date of the amendment, vesting as to 50,000 shares on each of the date of grant, December 31, 2011 and December 31, 2012; (vi) all other unvested options held by Dr. Smith were immediately vested; (vii) any vested options previously or hereafter granted to Dr. Smith during the remainder of the term shall remain exercisable following termination of employment for the full option term until the expiration date; (viii) the Company agreed that, with the exception of the period of time during which Dr. Smith is a Company affiliate and for 90 days thereafter (during which time any shares owned by or issued to Dr. Smith will bear the Company's standard affiliate legend), the Company will not place legends on shares on its common stock owned by Dr. Smith restricting the transfer of such shares so long as such shares are sold under an effective registration statement, pursuant to Rule 144 or are eligible for sale under Rule 144 without volume limitations; and (ix) if Dr. Smith ceases to be employed by the Company and for so long as she continues to own shares of our common stock the sale of which would require that the current public information requirement of Rule 144 be met, the Company will use its reasonable best efforts to timely meet those requirements or obtain appropriate extensions or otherwise make available such information as is required. Except as set forth in the amendment, the Agreement remained unchanged.

On November 13, 2012, the Company again amended the Agreement with Dr. Robin L. Smith. Pursuant to the amendment, (i) the term of the Agreement was extended for two years to December 31, 2014; (ii) Dr. Smith's annual base salary was increased to $495,000; (iii) Dr. Smith was eligible to receive a cash bonus for each of 2013 and 2014, based on a target amount of 50% of annual base salary assuming good progress toward the accomplishment of objectives set for Dr. Smith and the Company by the Compensation Committee, and which may be awarded in an amount up to 100% of annual base salary for extraordinary performance, all as determined by the Compensation Committee; (iv) all unvested options held by Dr. Smith as of the date of the amendment were immediately vested; (v) a failure to renew the Agreement at the end of the term regardless of reason shall be treated as a termination by the Company without cause; (vi) upon the Company's termination of Dr. Smith's employment without cause or by Dr. Smith with good reason, (a) the Company is to pay Dr. Smith her base salary and COBRA premiums for one year following the termination plus the previous year's annual bonus payment, and (b) all of Dr. Smith's stock options which are vested as of the termination date plus any additional options that would have vested by the passage of time during the 12 month period following such date (which additional options shall become immediately and fully vested as of the termination date) shall remain exercisable for the balance of their 10 year term; (vii) in the event the Company terminates Dr. Smith's employment with cause or Dr. Smith resigns, the Company is to pay Dr. Smith her then current base salary and COBRA premiums for one year; and (viii) any vested options previously or hereafter granted to Dr. Smith during the remainder of the term shall remain exercisable notwithstanding any termination of employment for the full option term until the expiration date. The Compensation Committee awarded Dr. Smith a 10% raise to her base salary commencing January 1, 2014, having evaluated the Company’s continued development under Dr. Smith’s outstanding leadership and performance. On March 11, 2014, the Company entered into a letter agreement with Dr. Smith confirming her current base salary of $545,000.

On January 2, 2013, Dr. Smith was awarded an option to purchase 50,000 shares of our common stock at an exercise price of $6.20 per share, which vested as to 20% of the option shares on the date of grant and providing for vesting as to the remaining option shares in 20% increments upon the achievement of specified business milestones. On January 2, 2014, Dr. Smith was awarded (i) an option to purchase 131,000 shares of our common stock at an exercise price of $7.77 per share and (ii) 94,000 shares of restricted stock. Each of the option award and the restricted stock award, vested as to 1/6 of the shares on the grant date, and provided for vesting as to 1/6 of the shares on each of the first, second and third anniversaries of the grant date, and as to 1/6 of the option shares upon the occurrence of each of two specified business milestones. The Company agreed to pay the withholding taxes on the restricted stock award. On August 1, 2014, Dr. Smith was awarded an option to purchase 75,000 shares of our common stock at an exercise price of $6.21 per share. The option, which was fully vested upon grant, was approved by the Compensation Committee as a bonus for the successful completion of the CSC Acquisition. On January 2, 2015, Dr. Smith was awarded an option to purchase 150,000 shares of our common stock at an exercise price of $3.73 per share, vested as to 25% of the option shares on the grant date and scheduled to vest as to 25% of the option shares each upon three milestone vesting criteria.

In connection with her appointment as Executive Chairman of the Board, Dr. Smith and the Company entered into an Amendment dated January 2, 2015 and effective as of January 1, 2015, as amended January 16, 2015 (as amended, the “Amendment”), to Dr. Smith’s existing employment agreement with the Company. The Amendment provides that the term of Dr. Smith’s employment with the Company (the “Term”) shall expire on December 31, 2015, without renewal; provided that Dr. Smith may earlier terminate her employment on 30 days’ advance notice. Pursuant to the Amendment, Dr. Smith shall (i) continue to receive her base salary of $545,000 for the remainder of the Term; (ii) receive a $200,000 cash bonus by June 1, 2015 after completing the hand off of her CEO duties, and be eligible for an additional annual bonus for 2015 if the Company achieves its target objectives for the year as determined by the Compensation Committee, which additional bonus will be prorated if the Term ends before December 31, 2015; and (iii) have paid by the Company up to $25,000 of legal fees incurred by Dr. Smith in connection with negotiation of the Amendment. Additionally, pursuant to the Amendment, Dr. Smith was granted under the Company's Amended and Restated 2009 Plan (i) an option to purchase 250,000 shares of our common stock at a per share exercise price equal to the value of our common stock on the date of execution of the Amendment (the “Amendment Option”) (with one-third of the Amendment Option being vested and exercisable immediately upon grant, one-third of the Amendment Option scheduled to vest on June 7, 2015 and one-third of the Amendment Option scheduled to vest on December 7, 2015); and (ii) 39,276 shares of our common stock (or 19,159 shares of common stock, net of shares withheld for taxes). The Amendment provides that during the balance of the Term, Dr. Smith may accept a new CEO position with another company subject to certain requirements, including that such new position does not interfere with Dr. Smith’s continuing employment with the Company and is consistent with Dr. Smith’s obligations under her Confidentiality, Invention Assignment and Non-Compete Agreement with the Company (the “Non-Compete Agreement”). The Amendment amends the Non-Compete Agreement to provide that during the Term and for 12 months following the termination thereof, or during any period during which Dr. Smith is receiving any compensation from the Company, she will not without the prior approval of (i) the Company’s CEO, if Dr. Smith is not then an executive officer of the Company, and (ii) the Board, if Dr. Smith is then an executive officer of the Company, directly or indirectly become employed by or otherwise assist a competitor of the Company in the stem cell or cell therapy sectors. The Amendment provides that after expiration of the Term, Dr. Smith will continue to serve as a member of the Board and as Chairman of the Board in a non-executive capacity, and for such service during the current balance of Dr. Smith’s term as a director which continues until the Company’s annual meeting to be held in 2016, without further compensation as long she receives severance pay from the Company. The Amendment further provides that Dr. Smith shall be entitled to severance benefits upon expiration or termination of the Term, regardless of the reason, including: (i) continued payment of base salary for one year following the end of the Term (the “Severance Period”); (ii) payment of an additional cash amount equal to Dr. Smith’s annual bonus for 2013 ($475,000) as soon as practicable after expiration or termination of the Term; (iii) payment of COBRA premiums during the Severance Period; (iv) all of Dr. Smith’s stock options (including the Amendment Option), to the extent not vested, shall become fully vested and exercisable, and all of Dr. Smith’s vested stock options (including the Amendment Option) shall remain exercisable for the balance of their respective 10-year terms as if Dr. Smith’s employment had continued; (v) the remaining 31,332 of Dr. Smith’s 94,000 “Restricted Shares” (as defined in her Restricted Stock Grant Agreement dated as of January 2, 2014), and any other equity awards, shall become vested and non-forfeitable upon achievement of their applicable vesting requirements, as if Dr. Smith’s employment had continued; (vi) to the extent transferable, the Company will transfer and assign to Dr. Smith its $5 million term life policy; and (vii) payment of a cash bonus for 2015 (to the extent earned but not already paid, but as if employment continued), and any other benefits payable under the then-existing terms of any Company plan, agreement or arrangement.

By a joint written consent of the Company's Compensation Committee and its Nominating and Governance Committee dated April 27, 2015, the committees acknowledged that Dr. Smith had successfully completed the handoff of her CEO duties and acknowledged that she had informed the Board that she will resign from her position of Executive Chair of the Board effective June 5, 2015 while continuing to serve as the Chairman of the Board. The Committees accepted her resignation and acknowledged the payments to be made under the prior paragraph. They also agreed to COBRA and life insurance premium payments beyond the severance period through November 2016.

David J. Mazzo, Ph.D. - Chief Executive Officer

In connection with his appointment as the Company's new Chief Executive Officer, Dr. Mazzo and the Company entered into an employment agreement dated and effective as of January 5, 2015 (the "Commencement Date"), as amended January 16, 2015 (the “Amendment Date”), setting forth the terms and conditions of Dr. Mazzo’s employment with the Company. The employment agreement, which has an initial four-year term thereafter renewable for successive one-year periods by mutual agreement, provides that Dr. Mazzo shall (i) receive base salary of $545,000, subject to annual review and increases as may be approved by the Compensation Committee; (ii) be eligible for an annual cash bonus with a target of 55% (and up to a maximum of 100%) of his base salary; (iii) in addition to serving as Chief Executive Officer, serve as a member of the Board, subject to election and/or re-election by the Company’s stockholders; (iv) receive an annual expense allowance of $12,000 and reimbursement of business expenses, and be eligible for payment by the Company of up to $10,000 annually for supplemental term life and supplemental long-term disability coverage; and (v) payment of up to $10,000 of legal fees incurred by Dr. Mazzo in connection with negotiation of his employment agreement. Additionally, pursuant to his employment agreement, as amended, Dr. Mazzo was granted under the Company's Amended and Restated 2009 Plan (i) an option to purchase 400,000 shares of our common stock at a per share exercise price equal to the closing price of our common stock on the Commencement Date, providing for vesting as to 100,000 of the option shares immediately upon grant with the remainder of the option shares scheduled to vest subject to Dr. Mazzo’s continued employment in a series of sixteen successive quarterly installments (18,750 shares each) over the four years following the Commencement Date; (ii) 151,946 immediately vested shares of our common stock (or 83,570 shares, net of shares withheld for taxes); and (iii) 138,132 shares of our restricted common stock (or 75,973 shares, net of shares withheld for taxes) vesting in two equal installments subject to the satisfaction of two individual milestones to be mutually established by the Compensation Committee (or the Executive Chairman) and Dr. Mazzo within three months following the Amendment Date, and subject to Dr. Mazzo’s continued employment on each of the applicable milestone vesting dates.
The employment agreement provides that the Company may terminate Dr. Mazzo’s employment at any time upon notice, and Dr. Mazzo may terminate at any time upon 90 days’ prior written notice. If Dr. Mazzo’s employment is terminated by the Company without “cause” (and other than due to death or “disability”) or by Dr. Mazzo for “good reason” (in each case as defined in the employment agreement), and provided Dr. Mazzo timely executes (and does not revoke) a general release of claims against the Company and related parties, Dr. Mazzo would be entitled to (i) continue to receive his then-current base salary for a period of twelve months following termination (the “Severance Period”); (ii) payment of a pro-rated bonus equal to 50% of his base salary in effect on the termination date multiplied by a fraction representing the portion of the calendar year preceding the termination date during which Dr. Mazzo was employed by the Company; (iii) accelerated vesting of 25% of Dr. Mazzo’s outstanding unvested equity awards and extension of exercisability of such awards for the shorter of one year following termination or the remaining term of the award; and (iv) payment of a portion of COBRA premiums during the Severance Period. In the event Dr. Mazzo’s employment terminates because the Company does not offer to extend the term of the employment agreement, and provided Dr. Mazzo timely executes (and does not revoke) a general release of claims in favor of the Company and related parties, Dr. Mazzo would be entitled to (i) one year of his base salary continuation, (ii) payment of a portion of COBRA premiums during the Severance Period; and (iii) treatment of stock options in accordance with the Company’s equity plan. If Dr. Mazzo’s employment terminates due to his death or disability, and provided Dr. Mazzo (or, if applicable, his estate) timely executes (and does not revoke) a general release of claims in favor of the Company and related parties, then Dr. Mazzo (or, if applicable, his estate) would be entitled to (i) payment of a portion of COBRA premiums and (ii) treatment of stock options in accordance with the Company’s equity plan.
Robert S. Vaters - President & Chief Financial Officer

In connection with his appointment as the Company's new President and Chief Financial Officer, Mr. Vaters and the Company entered into an employment agreement dated and effective as of January 5, 2015 (the "Commencement Date"), as amended January 16, 2015 (the "Amendment Date"), setting forth the terms and conditions of Mr. Vaters’ employment with the Company. The employment agreement, which has an initial four-year term thereafter renewable for successive one-year periods at the option of the Board, provides that Mr. Vaters shall (i) receive base salary of $425,000; (ii) be eligible for an annual cash bonus in an amount up to 50% of his base salary; (iii) receive an annual expense allowance of $12,000 and reimbursement of business expenses, and be eligible for payment by the Company of up to $10,000 annually for supplemental term life and supplemental long-term disability coverage; and (iv) payment of up to $10,000 of legal fees incurred by Mr. Vaters in connection with negotiation of his employment agreement. Additionally, pursuant to his employment agreement, as amended, Mr. Vaters was granted under the Company's Amended and Restated 2009 Plan (i) an option to purchase 400,000 shares of our common stock at a per share exercise price equal to the closing price of our common stock on the Commencement Date, providing for vesting as to 80,000 of the option shares immediately upon grant with the remainder of the option shares scheduled to vest subject to Mr. Vaters' continued employment in a series of sixteen successive quarterly installments (20,000 shares each) over the four years following the Commencement Date; (ii) 54,811 immediately vested shares of our common stock (or 30,146 shares, net of shares withheld for taxes); and (iii) 82,217 shares of our restricted common stock (or 45,219 shares, net of shares withheld for taxes) vesting in two equal installments subject to the satisfaction of two individual milestones to be mutually established by the Compensation Committee (or the Executive Chairman) and Mr. Vaters within three months following the Amendment Date, and subject to Mr. Vaters' continued employment on each of the applicable milestone vesting dates. Pursuant to the employment agreement, the Company agreed to appoint Mr. Vaters to the Board within 90 days of the Commencement Date provided that an independent director is also added to the Board at the same time, with Mr. Vaters’ continued Board service subject at all times to election and/or re-election by the Company’s stockholders. Mr. Vaters was appointed to the Company's Board of Directors effective January 22, 2015.

The employment agreement provides that the Company may terminate Mr. Vaters’ employment at any time upon notice, and Mr. Vaters may terminate at any time upon 90 days’ prior written notice. If Mr. Vaters’ employment is terminated by the Company without “cause” (and other than due to death or “disability”) or by Mr. Vaters for “good reason” (in each case as defined in the employment agreement), and provided Mr. Vaters timely executes (and does not revoke) a general release of claims against the Company and related parties, Mr. Vaters would be entitled to (i) continue to receive his then-current base salary for a period of twelve months following termination; (ii) payment of a portion of COBRA premiums for six months following termination; and (iii) treatment of stock options in accordance with the Company’s equity plan. If Mr. Vaters’ employment terminates due to his death or disability, and provided Mr. Vaters (or, if applicable, his estate) timely executes (and does not revoke) a general release of claims in favor of the Company and related parties, then Mr. Vaters (or, if applicable, his estate) would be entitled to (i) payment of a portion of COBRA for six months following termination and (ii) treatment of stock options in accordance with the Company’s equity plan.

Andrew L. Pecora, M.D., FACP - Chief Medical Officer of PCT and Chief Scientific Officer of Amorcyte (and former Chief Visionary Officer of NeoStem)

On September 23, 2010, we entered into a four-year employment agreement with Dr. Andrew Pecora which became effective on January 19, 2011 upon the closing of the PCT Merger (the “Commencement Date”), governing Dr. Pecora’s employment as Chief Medical Officer of PCT. Upon commencement, the employment agreement provided for (i) an annual base salary of $180,000 and (ii) an option to purchase 40,000 shares of our common stock governed by our Amended and Restated 2009 Plan at a per share exercise price of $15.00, vesting as to 10,000 shares on each of the first, second, third and fourth annual anniversaries of the Commencement Date. Dr. Pecora’s employment agreement further provides that upon Termination without Cause (as defined) or Resignation for Good Reason (as defined) Dr. Pecora will be entitled to continuation of his base salary for three (3) months in accordance with customary payroll practices in consideration for executing a release and a confidentiality, non-compete, non-solicitation and inventions assignment agreement and compliance therewith.

On August 17, 2011, we entered into a letter agreement with Dr. Pecora pursuant to which his employment agreement was amended to provide that: (a) his title was changed to also include Chief Medical Officer of NeoStem and (b) his annual salary was increased to $210,000. Dr. Pecora was also granted options to purchase an additional 50,000 shares of our common stock under the Amended and Restated 2009 Plan at a per share exercise price of $7.10, vesting as to 10,000 shares on each of the first, second, third, fourth and fifth annual anniversaries of the amendment. Other than as set forth therein, Dr. Pecora’s agreement remained in full force and effect. Upon our acquisition of Amorcyte in October 2011, Dr. Pecora agreed to continue to serve as Chief Scientific Officer of Amorcyte for no additional compensation.

Effective April 11, 2012, we entered into a letter agreement with Dr. Pecora providing that Dr. Pecora would devote no less than two days per week to his duties as Chief Medical Officer of PCT and NeoStem, with a corresponding decrease in his annual salary to $140,000. Additionally, pursuant to this letter agreement, Dr. Pecora agreed to accept his net salary through the issuance to him of shares of our common stock at fair market value at the time of issuance, at his election determined on a quarterly basis with such shares issued pursuant to the Company's Amended and Restated 2009 Plan. Pursuant to this arrangement, during 2012 and 2013 Dr. Pecora elected to receive an aggregate of $119,476 of his salary in shares of our common stock. On April 26, 2012, Dr. Pecora elected in lieu of shares of our common stock to participate in the 2012 Option Program with a Participating Salary for the period equal to $35,000, his full gross salary for the Election Period.

Effective August 5, 2013 (the “Effective Date”), the Company entered into further amendment to Dr. Pecora’s employment agreement pursuant to which, Dr. Pecora was appointed as the Company's Chief Visionary Officer (while continuing to serve as Chief Medical Officer of PCT, Chief Scientific Officer of Amorcyte, and a member of the Board). Pursuant to this amendment, which had a term through December 31, 2014, (i) Dr. Pecora's annual base salary was increased to $240,000; (ii) commencing with the pay period ending August 15, 2013, Dr. Pecora agreed to accept his salary (a) as to $210,000, through the issuance of shares of our common stock (through participation in the Company's Employee Stock Purchase Plan, and through shares priced at fair market value at the time of issuance pursuant to the Company's Amended and Restated 2009 Plan), and (b) as to $30,000 in cash, subject to Dr. Pecora having the ability to notify the Company on a quarterly basis of any desired changes to the foregoing stock/cash allocation; (iii) Dr. Pecora was granted on the Effective Date an option to purchase 27,500 shares of our common stock at a per share exercise price equal to the closing price of our common stock on the Effective Date, which vested as to 5,000 shares on the Effective Date and as to 5,000 shares on each of December 31, 2013 and December 31, 2014, and which is scheduled to vest, subject to Dr. Pecora's continued employment, as to 12,500 shares upon the occurrence of performance conditions mutually agreed by Dr. Pecora and the Company prior to September 30, 2013, and (iv) options currently held by Dr. Pecora covering 20,000 shares of our common stock and previously scheduled to vest after December 31, 2014, vested and became exercisable on December 31, 2014. Pursuant to the arrangement referred to in clause (ii) above, during 2013, Dr. Pecora accepted $80,245 of his salary through the issuance of shares of our common stock pursuant to our Amended and Restated 2009 Plan and our Employee Stock Purchase Plan, respectively, and $141,293 of his salary in cash.

On January 2, 2013, Dr. Pecora was awarded an option to purchase 30,000 shares of our common stock at an exercise price of $6.20 per share, which vested as to 20% of the shares on the date of grant and as to the remaining shares in 20% increments upon the achievement of specified business milestones. On January 2, 2014, Dr. Pecora was awarded an option to purchase 100,000 shares of our common stock at an exercise price of $7.77 per share, which vested as to 1/6 of the option shares on the grant date, and which is scheduled to vest as to 1/6 of the option shares on each of the first, second and third anniversaries of the grant date, and as to 1/6 of the option shares upon the occurrence of each of two specified business milestones. On August 1, 2014, Dr. Pecora was awarded 50,000 shares of our common stock. The stock award, which was fully vested upon grant with withholding taxes paid by the Company, was approved by the Compensation Committee as a bonus for the successful completion of the CSC Acquisition. On January 2, 2015, Dr. Pecora was awarded an option to purchase 75,000 shares of our common stock at an exercise price of $3.73 per share, vested as to 25% of the option shares on the grant date and scheduled to vest as to 25% of the option shares each upon three milestone vesting criteria.

On January 22, 2015, the Company entered into a letter agreement with Dr. Pecora to confirm certain information with respect to Dr. Pecora's continued employment with the Company. The letter agreement provides that (i) effective on the date thereof, Dr. Pecora no longer holds the title of Chief Visionary Officer of NeoStem, but continues with the titles of Chief Medical Officer of PCT and Chief Scientific Officer of Amorcyte; (ii) Dr. Pecora's base salary remains at $240,000, with the historical arrangement of Dr. Pecora being paid his base salary in shares of our common stock issued under a combination of the Amended & Restated 2009 Plan and the Employee Stock Purchase Plan continuing; (iii) Dr. Pecora is employed on an at-will basis, terminable by either Dr. Pecora or the Company on 30 days' notice.

Douglas W. Losordo, M.D., FACC, FAHA - Chief Medical Officer

Effective August 5, 2013 (the “Commencement Date”), Douglas W. Losordo, M.D., FACC, FAHA, was appointed to serve as the Company’s Chief Medical Officer. Pursuant to his employment agreement, which has an initial three-year term, Dr. Losordo (i) is entitled to receive base salary of $385,000; (ii) is eligible to receive an annual cash bonus of up to 25% of base salary, as well as any other discretionary bonuses as may be approved by the Compensation Committee from time to time; (iii) was granted on the Commencement Date an option to purchase 70,000 shares of our common stock at a per share exercise price equal to the closing price of our common stock on the Commencement Date, scheduled to vest subject to Dr. Losordo's continued employment as to 20,000 shares on each of August 5, 2014 and August 5, 2015 and as to 30,000 shares on August 5, 2016; (iv) received a signing bonus of 20,000 shares of our common stock, subject to forfeiture as to 10,000 of such shares in the event Dr. Losordo resigns or is terminated for cause prior to the first anniversary of the Commencement Date; and (v) shall receive a bonus of 10,000 shares of our common stock on each of the first, second and third anniversaries of the Commencement Date provided Dr. Losordo remains employed by the Company on such dates. The employment agreement also provides that Dr. Losordo will receive from the Company reimbursement for up to $10,000 for legal fees associated with preparation of the employment agreement, up to $20,000 for relocation expenses, up to $5,000 annually for supplemental term life insurance coverage and up to $3,500 for supplemental long term disability coverage. Either party may terminate the employment agreement upon 60 days' prior written notice to the other party. If the Company terminates Dr. Losordo's employment other than for cause, Dr. Losordo terminates his employment for good reason (as defined) or Dr. Losordo's employment terminates as a result of the expiration of the term, in addition to any accrued rights under the employment agreement, and provided Dr. Losordo executes a release, (i) Dr. Losordo will be entitled to three months' of then-current base salary as severance; (ii) the Company may, at its option, elect to pay additional severance equal to an additional nine months of then-current base salary; provided that Dr. Losordo's non-competition obligation shall cease if the Company does not make the payments called for by clause (ii); (iii) Dr. Losordo shall be entitled to three months' of COBRA assistance; and (iv) all of Dr. Losordo's options which have vested as of the termination date shall remain exercisable for 12 months following such date but not beyond the original ten-year term of such options. On January 2, 2014, Dr. Losordo was awarded an option to purchase 50,000 shares of our common stock at an exercise price of $7.77 per share, which vested as to 1/6 of the option shares on the grant date, and which is scheduled to vest as to 1/6 of the option shares on each of the first, second and third anniversaries of the grant date, and as to 1/6 of the option shares upon the occurrence of each of two specified business milestones. On August 1, 2014, Dr. Losordo was awarded (i) an option to purchase 25,000 shares of our common stock at an exercise price of $6.21 per share and (ii) 6,303 shares of our common stock. The awards, which were fully vested upon grant with withholding taxes associated with the stock award paid by the Company, were approved by the Compensation Committee as a bonus for the successful completion of the CSC Acquisition. On January 2, 2015, Dr. Losordo was awarded an option to purchase 40,000 shares of our common stock at an exercise price of $3.73 per share, vested as to 25% of the option shares on the grant date and scheduled to vest as to 25% of the option shares each upon three milestone vesting criteria.

Robert A. Preti, Ph.D. - President and Chief Scientific Officer of Progenitor Cell Therapy, LLC

On September 23, 2010 we entered into a four year employment agreement with Robert A. Preti, Ph.D. which became effective on January 19, 2011, upon the closing of the PCT Merger (the “Commencement Date”). Pursuant to his employment agreement, Dr. Preti serves as President and Chief Scientific Officer of PCT. The employment agreement provides for, among other things, (i) an initial annual base salary of $330,000, increasing to $350,000 on January 19, 2012, and (ii) an option to purchase 40,000 shares of our common stock under the Amended and Restated 2009 Plan at a per share exercise price of $15.00, vesting as to 10,000 shares on each of the first, second, third and fourth annual anniversaries of the Commencement Date, and (iii) eligibility for cash bonuses as determined by the Compensation Committee. The employment agreement further provides that upon Termination without Cause (as defined) or Resignation for Good Reason (as defined), Dr. Preti will be entitled to certain post-termination benefits in consideration of executing a release and a confidentiality, non-compete, non-solicitation and inventions assignment agreement and compliance therewith, including (i) continuation of his base salary for up to twelve (12) months in accordance with customary payroll practices, (ii) reimbursement of COBRA healthcare premiums for up to twelve (12) months, and (iii) the accelerated vesting for all unvested option shares that would have vested during the twelve (12) months following termination of employment had Dr. Preti remained in the employ of PCT. The Preti Employment Agreement also gives PCT the option, in its sole discretion, to continue Dr. Preti's base salary for an additional twelve (12) months (for a total of twenty-four (24) months) in consideration for a twelve month extension of the non-competition restrictive covenants to which Dr. Preti is subject. Additionally, we maintain key-man life insurance on Dr. Preti in the amount of $3,000,000. On April 26, 2012, Dr. Preti elected to participate in the 2012 Option Program with a Participating Salary equal to $13,750. An additional $20,000 of his annual salary is paid on a quarterly basis through the issuance of shares of our common stock. Effective January 1, 2014, our Compensation Committee increased Dr. Preti’s base salary to $364,000. On January 2, 2013, Dr. Preti was awarded an option to purchase 30,000 shares of our common stock at an exercise price of $6.20 per share, which vested as to 20% of the shares on the date of grant and as to the remaining shares in 20% increments upon the achievement of specified business milestones. On January 2, 2014, Dr. Preti was awarded an option to purchase 75,000 shares of our common stock at an exercise price of $7.77 per share, which vested as to 1/6 of the option shares on the grant date, and which is scheduled to vest as to 1/6 of the option shares on each of the first, second and third anniversaries of the grant date, and as to 1/6 of the option shares upon the occurrence of each of two specified business milestones.

On October 27, 2014, the Company and Dr. Preti entered into an amendment to: (i) extend the end of the term of his current employment agreement from January 18, 2015 to January 19, 2016; (ii) provide for a base salary during the term of no less than $364,000; (iii) provide for reimbursement of up to $30,000 for the cost of relocating to and an apartment in New York City during the term upon presentment of invoices; and (iv) provide for the grant to Dr. Preti on the effective date of the amendment of an option under the Amended & Restated 2009 Plan to purchase 30,000 shares of the our common stock which provides for vesting as to (A) 15,000 shares on the effective date of the amendment and (B) 15,000 shares on January 19, 2016, and have a per share exercise price equal to the closing price of our common stock on the date of grant and otherwise be subject to the terms of the Amended & Restated 2009 Plan.

On August 1, 2014, Dr. Preti was awarded (i) an option to purchase 25,000 shares of our common stock at an exercise price of $6.21 per share and (ii) 6,367 shares of our common stock. The awards, which were fully vested upon grant with withholding taxes associated with the stock award paid by the Company, were approved by the Compensation Committee as a bonus for the successful completion of the CSC Acquisition. On January 2, 2015, Dr. Preti was awarded an option to purchase 50,000 shares of our common stock at an exercise price of $3.73 per share, vested as to 25% of the option shares on the grant date and scheduled to vest as to 25% of the option shares each upon three milestone vesting criteria.

Robert Dickey IV - Former Chief Financial Officer

Effective August 19, 2013 (the “Effective Date”), Robert Dickey IV was appointed to serve as the Company’s Chief Financial Officer. Pursuant to Mr. Dickey’s employment agreement, which had an initial three-year term, Mr. Dickey (i) was entitled to receive base salary of $310,000; (ii) was eligible for an annual cash bonus of up to 30% of his base salary, as well as any other discretionary bonuses as may be approved by the Compensation Committee from time to time; (iii) was granted on the Effective Date an option to purchase 36,000 shares of the Company's common stock at a per share exercise price equal to the closing price of the common stock on the Effective Date, scheduled to vest subject to Mr. Dickey's continued employment as to 12,000 shares on each of the one year, two year and three year anniversaries of the Effective Date; (iv) received a signing bonus of 5,000 shares of our common stock, subject to forfeiture in the event he resigns or is terminated for “cause” prior to the one-year anniversary of the Effective Date, and an option to purchase 10,000 shares of the Company's common stock at a per share exercise price equal to the closing price of the common stock on the Effective Date scheduled to vest on the one year-anniversary of the Effective Date. The employment agreement provided for a termination right by either party upon 60 days' prior written notice to the other party. The employment agreement further provided that in the event Mr. Dickey's employment were terminated for any other reason other than for cause, and provided Mr. Dickey executes a release, (i) Mr. Dickey would be entitled to three months' of then-current base salary as severance and (ii) Mr. Dickey and his eligible dependents shall be entitled to continue participation in the Company’s group health plans in accordance with COBRA. On January 2, 2014, Mr. Dickey was awarded an option to purchase 35,000 shares of our common stock at an exercise price of $7.77 per share, which vested as to 1/4 of the option shares on the grant date, and which is scheduled to vest as to 1/4 of the option shares on the one-year anniversary of the grant date and as to 1/4 of the option shares upon the occurrence of each of two specified business milestones. On October 27, 2014, Mr. Dickey entered into an amendment of his employment agreement to increase from $40,000 to $64,000 the amount of reimbursement of relocation and housing expenses that Mr. Dickey is entitled to receive during the term of his employment agreement upon presentment of invoices. On August 1, 2014, Mr. Dickey was awarded (i) an option to purchase 25,000 shares of our common stock at an exercise price of $6.21 per share and (ii) 6,303 shares of our common stock. The awards, which were fully vested upon grant with withholding taxes associated with the stock award paid by the Company, were approved by the Compensation Committee as a bonus for the successful completion of the CSC Acquisition.

Mr. Dickey's employment with the Company terminated effective January 4, 2015. The Company and Mr. Dickey entered into a Separation Agreement and General Release dated as of January 13, 2015 (the "Separation Agreement"), which provides, among other things, that Mr. Dickey shall be entitled to: (i) a separation amount of $180,833.33, equivalent to seven months of Mr. Dickey's base salary, payable in accordance with the Company's standard payroll practices over a seven-month period; (ii) a lump sum amount of $23,250, representing Mr. Dickey's annual bonus for the 2014 performance year; (iii) continuation of monthly rental payments for Mr. Dickey's apartment at the rate of $2,540 per month for the period of January through April 2015; (iv)

$4,769.23 in respect of personal days accrued through the termination date (with Mr. Dickey having received prior to the date of the Separation Agreement $7,750 in respect of accrued vacation pay through the termination date); (v) continued exercisability for a period of one year from the termination date of vested options held by Mr. Dickey on the termination date (with such options as were unvested on the termination date being forfeited); (vi) reimbursement for COBRA premiums through June 30, 2016; and (vii) payment by the Company of $5,000 of legal fees incurred by Mr. Dickey in connection with the Separation Agreement. Also pursuant to the Separation Agreement, the Company and Mr. Dickey exchanged mutual releases.

Indemnification Agreements

As of October 2, 2009, we entered into indemnification agreements with our then Chief Executive Officer, our then Chief Financial Officer, our General Counsel, certain other employees and each of its directors pursuant to which we have agreed to indemnify such party to the full extent permitted by law, subject to certain exceptions, if such party becomes subject to an action because such party is our director, officer, employee, agent or fiduciary. We enter into an indemnification agreement with each of our executive officers and each of our directors from time to time. The form of indemnification agreement for executive officers is attached as Exhibit 10.44 to the Annual Report on Form 10-K.

Acceleration of Vesting Under Stock Option Plans

Generally, in the event of a Change in Control of NeoStem (as defined in the "2009 Plan"), (a) all outstanding options and stock appreciation rights of each participant granted prior to the change in control shall be fully vested and immediately exercisable in their entirety, and (b) all unvested stock awards, restricted stock units, restricted stock, performance-based awards, and other awards shall become fully vested, including without limitation, the following: (i) the restrictions to which any shares of restricted stock granted prior to the change in control are subject shall lapse as if the applicable restriction period had ended upon such change in control, and (ii) the conditions required for vesting of any unvested performance-based awards shall be deemed to be satisfied upon such change in control.

Termination or Change in Control Payments

The following table sets forth aggregate estimated payment obligations to each of the named executive officers assuming a termination occurred on December 31, 2014 under the circumstances specified below:

		Before Change in Control Termination w/o Cause or for Good Reason		After Change in Control Termination w/o Cause or for Good Reason		Voluntary Termination
Name	Benefit	($)		($)		($)
Robin Smith	Severance	1,020,000		1,020,000		1,020,000
Former Chief Executive Officer (1)	Health Benefits	21,600		21,600		21,600
	Equity Award Acceleration	—	(2)	295,317	(3)	—
	Total	1,041,600		1,336,917		1,041,600
Andrew Pecora	Severance	60,000		60,000		60,000
Chief Visionary Officer	Health Benefits	—		—		—
	Equity Award Acceleration	—		147,584	(3)	—
	Total	60,000		207,584		60,000
Douglas Losordo	Severance	32,083		32,083		32,083
Chief Medical Officer	Health Benefits	9,200		9,200		9,200
	Equity Award Acceleration	—		37,700	(3)	—
	Total	41,283		78,983		41,283
Robert Preti	Severance	364,000		364,000		364,000
President and Chief	Health Benefits	21,600		21,600		21,600
Scientific Officer of PCT	Equity Award Acceleration	—		—	(3)	—
	Total	385600		385,600		385,600
Robert Dickey IV	Severance	77,500		77,500		77,500
Former Chief Financial Officer (4)	Health Benefits	—		—		—
	Equity Award Acceleration	—		—	(3)	—
	Total	77,500		77,500		77,500

(1)
Effective January 5, 2015, Dr. Smith resigned from her position as CEO and was appointed Executive Chair of the Board. Dr. Smith has informed the Board that effective June 5, 2015, she will resign from her position as Executive Chair of the Board while continuing to serve as chairman of the Board.

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

(3)
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

(4)	Effective January 5, 2015, Mr. Dickey was no longer serving as Chief Financial Officer and was no longer an employee of the Company.

2014 Grants of Plan-Based Awards
The following table sets forth information regarding grants of stock and option awards made to our Named Executive Officers during fiscal 2014:

Named Officer	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards and Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units		All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Market Price on Date of Grant	Full Grant Date Fair Value of Stock and Option Awards
		Threshold	Target	Maximum
		($)	($)	($)	(#)		(#)	($/Sh)	($/Sh)	($) (1)
Robin Smith	1/2/2014	—	—	—	94,000		—	$—	$7.77	$730,380
Former Chief Executive Officer (2)	1/2/2014	—	—	—	—		131,000	$7.77	$7.77	$812,213
	8/1/2014	—	—	—	—		75,000	$6.21	$6.21	$281,044
Robert Dickey IV	8/1/2014	—	—	—	6,303		—	$—	$6.21	$39,142
Former Chief Financial Officer (3)	1/2/2014	—	—	—	—		35,000	$7.77	$7.77	$193,766
	8/1/2014	—	—	—	—		25,000	$6.21	$6.21	$93,681
Andrew Pecora (4)	1/2/2014	—	—	—	46,976		—	$—	$7.77	$365,004
Chief Visionary Officer	1/2/2014	—	—	—	315	(4)	—	$—	$6.82	$2,148
	1/16/2014	—	—	—	315	(4)	—	$—	$6.83	$2,151
	1/30/2014	—	—	—	306	(4)	—	$—	$7.03	$2,151
	2/13/2014	—	—	—	307	(4)	—	$—	$7.00	$2,149
	2/27/2014	—	—	—	296	(4)	—	$—	$7.26	$2,149
	3/13/2014	—	—	—	275	(4)	—	$—	$7.81	$2,148
	3/27/2014	—	—	—	310	(4)	—	$—	$6.93	$2,148
	4/10/2014	—	—	—	447	(4)	—	$—	$6.96	$3,111
	4/24/2014	—	—	—	384	(4)	—	$—	$6.90	$2,650
	5/8/2014	—	—	—	470	(4)	—	$—	$5.64	$2,651
	5/22/2014	—	—	—	446	(4)	—	$—	$5.94	$2,649
	6/5/2014	—	—	—	386	(4)	—	$—	$6.87	$2,652
	6/19/2014	—	—	—	378	(4)	—	$—	$7.01	$2,650
	7/3/2014	—	—	—	553	(4)	—	$—	$6.47	$3,578
	7/17/2014	—	—	—	606	(4)	—	$—	$5.90	$3,575
	7/31/2014	—	—	—	564	(4)	—	$—	$6.22	$3,508
	8/1/2014	—	—	—	50,000		—	$—	$6.21	$310,500
	8/14/2014	—	—	—	588	(4)	—	$—	$5.96	$3,504
	8/28/2014	—	—	—	604	(4)	—	$—	$5.80	$3,503
	9/11/2014	—	—	—	633	(4)	—	$—	$5.53	$3,500
	9/25/2014	—	—	—	657	(4)	—	$—	$5.33	$3,502
	10/9/2014	—	—	—	665	(4)	—	$—	$5.27	$3,505
	10/23/2014	—	—	—	670	(4)	—	$—	$5.23	$3,504
	11/6/2014	—	—	—	699	(4)	—	$—	$5.01	$3,502
	11/20/2014	—	—	—	809	(4)	—	$—	$4.33	$3,503
	12/4/2014	—	—	—	891	(4)	—	$—	$3.93	$3,502
	12/18/2014	—	—	—	1,033	(4)	—	$—	$3.39	$3,502
	12/31/2014	—	—	—	934	(4)	—	$—	$3.75	$3,503
	1/2/2014	—	—	—	—		100,000	$7.77	$7.77	$543,983
Douglas Losordo	8/1/2014	—	—	—	6,303		—	$—	$6.21	$39,142
Chief Medical Officer	8/5/2014	—	—	—	10,000	(5)	—	$—	$6.24	$62,400
	1/2/2014	—	—	—	—		50,000	$7.77	$7.77	$271,990
	8/1/2014	—	—	—	—		25,000	$6.21	$6.21	$93,681
Robert Preti	8/1/2014	—	—	—	6,367			$—	$6.21	$39,539
President and Chief Scientific	1/2/2014	—	—	—	—		75,000	$7.77	$7.77	$407,986
Officer of PCT	8/1/2014	—	—	—	—		25,000	$6.21	$6.21	$93,681
	10/27/2014	—	—	—	—		30,000	$5.10	$5.10	$98,034

(1)	Computed in accordance with FASB ASC Topic 718. See Note 13 to the Notes to the Consolidated Financial Statements in the 2014 Form 10-K.

(2)
Effective January 5, 2015, Dr. Smith resigned from her position as CEO and was appointed Executive Chair of the Board. Dr. Smith has informed the Board that effective June 5, 2015, she will resign from her position as Executive Chair of the Board while continuing to serve as chairman of the Board.

(3)	Effective January 5, 2015, Mr. Dickey was no longer serving as Chief Financial Officer and was no longer an employee of the Company.

(4)	Represents shares issued to Dr. Pecora in lieu of cash compensation as reflected in footnote 6 of the Summary Compensation Table above.

(5)	Consists of an award granted to Dr. Losordo pursuant to the terms of his employment agreement.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information on option awards outstanding at December 31, 2014 for NeoStem's named Executive Officers.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price**	Option Expiration Date
Robin L. Smith	1,500	(1)	—		—	$19.00	12/4/2016
	5,500	(2)	—		—	$19.00	1/17/2017
	25,000	(3)	—		—	$19.00	9/26/2017
	12,000	(4)	—		—	$16.30	2/26/2018
	500	(5)	—		—	$11.30	10/30/2018
	10,000	(6)	—		—	$19.50	5/20/2019
	50,000	(7)	—		—	$17.10	7/7/2019
	75,000	(8)	—		—	$20.40	10/28/2019
	22,968	(9)	—		—	$19.00	10/29/2016
	20,000	(10)	—		—	$16.60	11/3/2019
	150,000	(11)	—		—	$17.40	4/3/2021
	79,000	(12)	—		—	$5.20	1/3/2022
	40,263	(13)	—		—	$3.60	4/25/2022
	70,000	(14)	—		—	$5.20	7/4/2022
	50,000	(15)	—		—	$6.20	1/1/2023
	43,666	(16)	87,334	(16)		$7.77	1/1/2024
	75,000	(17)				$6.21	8/1/2024
Andrew Pecora	30,001	(18)	9,999	(18)	—	$15.00	1/18/2021
	40,000	(19)	10,000	(19)	—	$7.10	8/16/2021
	17,500	(20)	—		—	$5.20	1/3/2022
	14,000	(21)	—		—	$3.60	4/25/2022
	30,000	(22)	—		—	$6.20	1/1/2023
	24,375	(23)	3,125	(23)	—	$7.29	8/4/2023
	33,333	(24)	66,667	(24)	—	$7.77	1/1/2024
Robert Preti	30,001	(25)	9,999	(25)	—	$15.00	1/18/2021
	27,640	(26)	—		—	$5.20	1/3/2022
	5,500	(27)	—		—	$3.60	4/25/2022
	30,000	(28)	—		—	$6.20	1/1/2023
	25,000	(29)	50,000	(29)	—	$7.77	1/1/2024
	25,000	(30)	—			$6.21	8/1/2024
	15,000	(31)	15,000	(31)		$5.10	10/27/2024
Douglas Losordo	600	(32)	—			$19.00	10/15/2016
	20,000	(33)	50,000	(33)		$7.29	8/4/2023
	16,666	(34)	33,334			$7.77	1/1/2024
	25,000	(35)	—			$6.21	8/1/2024
Robert Dickey IV	22,000	(36)	24,000	(36)	—	$7.46	8/18/2023
	8,750	(37)	26,250	(37)	—	$7.77	1/1/2024
	25,000	(38)	—		—	$6.21	8/1/2024

**
All option awards were made under and are governed by the terms of the Company’s 2003 Equity Participation Plan or NeoStem's 2009 Amended & Restated Equity Compensation Plan which was approved by our stockholders at our 2014 annual stockholder meeting on October 6, 2014. The 2009 Amended & Restated Plan increased the aggregate number of shares of the our common stock available for issuance thereunder by 3,000,000 shares, from 5,995,000 shares to 8,995,000 shares.

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

(3)
Consists of options granted to Dr. Smith by the Compensation Committee on September 27, 2007, which vested as to 15,000 options on the date of grant and as to 10,000 options upon consummation of the our acquisition, on October 30, 2009, of China Biopharmaceuticals Holdings, Inc. (“CBH”) (such acquisition, the “Erye Merger”), which gave NeoStem a controlling 51% interest in Suzhou Erye Pharmaceutical Co. Ltd., CBH’s then primary operating subsidiary (“Erye”).

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

(8)
An option was granted to Dr. Smith by the Compensation Committee effective October 29, 2009 upon approval of the Erye Merger and the increase in shares under the 2009 Plan consisting of an aggregate of 75,000 option shares, and was scheduled to vest as to 25,000 options upon the achievement of a specific business milestone, 25,000 options on July 8, 2010 and 25,000 options on July 8, 2011. On July 7, 2010, the Compensation Committee accelerated the vesting of the 25,000 options originally scheduled to vest upon achievement of a business milestone and the 20,000 options originally scheduled to vest on July 8, 2011. As a result, as of July 8, 2010, this option was fully vested.

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

(13)
On April 26, 2012, the Compensation Committee adopted the "2012 Option Program" whereby each participating officer was issued the "Option" to purchase that number of shares of our common stock equal to that portion of each Participating Officer's gross salary (the "Participating Salary") for the period "Election Period". The Option, the issuance of which is in lieu of payment of the Participating Salary vests at the end of the month in which the Participating Salary to which it relates would have been paid and has a term of ten years despite any termination of employment of the Participating Officer. Dr. Smith's Participating Salary for the Election Period was her full salary. Accordingly, the options vested as to 13,421 on May 31, 2012, 13,421 on June 30, 2012 and 13,421 on July 31, 2012.

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

(16)
Consists of options granted to Dr. Smith by the Compensation Committee on January 2, 2014 which vested as to 21,833 options on the date of grant, and as to 65,501 options in tranches of 21,834 options upon the achievement of specified milestones; 43,666 options shall vest upon the achievement of a specified milestone.

(17)	Consists of options granted to Dr. Smith effective on August 1, 2014 upon the closing of the CSC Acquisition.

(18)
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

(19)
Consists of options granted to Dr. Pecora pursuant to the terms of his August 17, 2011 Employment Agreement Amendment which vested as to 10,000 options on each of the effective date, August 17, 2012, August 17, 2013, and August 17, 2014 and which is scheduled to vest as to 10,000 options on August 17, 2015.

(20)
Consists of options granted to Dr. Pecora by the Compensation Committee on January 4, 2012 which vested as to 5,834 options on the date of grant, 5,833 options on January 4, 2013 and 5,844 options on January 4, 2014.

(21)
On April 26, 2012, the Compensation Committee adopted the 2012 Option Program. The Option, the issuance of which is in lieu of payment of the Participating Salary vests at the end of the month in which the Participating Salary to which it relates would have been paid and has a term of ten years despite any termination of employment of the Participating Officer. Dr. Pecora's Participating Salary for the Election Period was his full salary. Accordingly the options vested as to 4,666 on May 31, 2012, 4,667 on June 30, 2012 and 4,667 on July 31, 2012.

(22)
Consists of options granted to Dr. Pecora by the Compensation Committee on January 2, 2013 which vested as to 6,000 options on the date of grant, and as to 24,000 options in tranches of 6,000 options upon the achievement of specified milestones; 6,000 options shall vest upon the achievement of a specified milestone.

(23)
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

(24)
Consists of options granted to Dr. Pecora by the Compensation Committee on January 2, 2014 which vested as to 16,666 options on the date of grant, and as to 50,000 options in tranches of 16,667 options upon the achievement of specified milestones; 33,334 options shall vest upon the achievement of a specified milestone.

(25)
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

(26)
Consists of options granted to Dr. Preti by the Compensation Committee on January 4, 2012, which vested as to: (i) 9,213 options on January 4, 2012, (ii) 9,213 options on January 4, 2013 and, (iii) 9,214 options on January 4, 2014.

(27)	Consists of options granted to Dr. Preti pursuant to the 2012 Option Program which vested as to 2,750 options on May 31, 2012 and 2,750 options on June 30, 2012.

(28)
Consists of options granted to Dr. Preti by the Compensation Committee on January 2, 2013 which vested as to 6,000 options on the date of grant, and as to 24,000 options in tranches of 6,000 options upon the achievement of specified milestones.

(29)
Consists of options granted to Dr. Preti by the Compensation Committee on January 2, 2014 which vested as to 12,500 options on the date of grant, and as to 37,500 options in tranches of 12,500 options upon the achievement of specified milestones; 25,000 options shall vest upon the achievement of a specified milestone.

(30)	Consists of options granted to Dr. Preti effective on August 1, 2014 upon the closing of the CSC Acquisition.

(31)	Consists of options granted to Dr. Preti effective on October 27, 2014 upon the effective date of amendment to his employment agreement.

(32)
Consists of options granted to Dr. Losordo while he was a consultant for the Company on August 19, 2007, which vested as to 200 options on October 16, 2007, 200 options on October 16, 2008 and as to 200 options on October 16, 2009.

(33)
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

(34)
Consists of options granted to Dr. Losordo by the Compensation Committee on January 2, 2014 which vested as to 8,333 options on the date of grant, and as to 25,001 options in tranches of 8,334 options upon the achievement of specified milestones; 16,666 options shall vest upon the achievement of a specified milestone.

(35)	Consists of options granted to Dr. Losordo effective on August 1, 2014 upon the closing of the CSC Acquisition.

(36)
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

(37)
Consists of options granted to Mr. Dickey by the Compensation Committee on January 2, 2014 which vested as to 8,750 options on the date of grant, and as to 8,750 options upon one year annual anniversaries of the effective date of his employment agreement; 17,500 options shall vest upon the achievement of a specified milestone.

(38)	Consists of options granted to Mr. Dickey effective on October 27, 2014 upon the effective date of amendment to his employment agreement.

Option Exercises and Stock Vested during 2014

The following table sets forth information regarding options exercised and shares of our common stock acquired upon vesting by our Named Executive Officers during the fiscal ended December 31, 2014:

	Option Award		Stock Award
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
	(#)	($)	(#)	($)
Robin Smith	—	—	15,667	121,730
Former Chief Executive Officer (1)
Andrew Pecora	—	—	57,829	371,334
Chief Visionary Officer
Douglas Losordo	—	—	6,303	39,142
Chief Medical Officer
Robert Preti	—	—	6,367	39,539
President and Chief Scientific Officer of PCT
Robert Dickey IV	—	—	6,303	39,142
Former Chief Financial Officer (2)

(1)
Effective January 5, 2015, Dr. Smith resigned from her position as CEO and was appointed Executive Chair of the Board. Dr. Smith has informed the Board that effective June 5, 2015, she will resign from her position as Executive Chair of the Board while continuing to serve as chairman of the Board.

(2)	Effective January 5, 2015, Mr. Dickey was no longer serving as Chief Financial Officer and was no longer an employee of the Company.

NEOSTEM DIRECTOR COMPENSATION

General Information

Directors who are employees of NeoStem or its wholly-owned subsidiaries do not receive additional cash compensation for serving as directors. NeoStem's non-employee directors are reimbursed for out-of-pocket travel expenses incurred in their capacity as NeoStem directors. Pursuant to NeoStem's 2009 Amended & Restated Equity Compensation Plan, all directors (including independent directors) are eligible to receive equity awards. There were no option awards granted during 2013 to NeoStem's directors, other than as reflected in the Summary Compensation Table or as reflected below. There were no stock awards granted during 2014 to any of NeoStem's directors.

The following table sets forth information on all compensation to NeoStem's directors (other than as reflected in the Summary Compensation Table) for the year ended December 31, 2014.

		Fees Earned
		or	Stock	Option	Total
Name	Year	Paid in Cash	Awards(1)	Awards(1)	Compensation
Richard Berman (2)	2014	$142,395	$37,465	$—	$179,860
Steven S. Myers (3)	2014	$40,000	$147,630	$—	$187,630
Drew Bernstein (4)	2014	$40,000	$—	$134,212	$174,212
Eric C. Wei (5)	2014	$40,000	$93,240	$—	$133,240
Martyn Greenacre (6)	2014	$40,000	$108,780	$—	$148,780
Steven Klosk (7)	2014	$20,000	$—	$67,834	$87,834
		$322,395	$387,115	$202,046	$911,556

(1)
Amounts shown under “ Stock Awards" and "Option Awards” represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, in accordance with SEC rules. See Note 13 to the Notes to the Consolidated Financial Statements in the 2014 Annual Report for a discussion of assumptions made in such valuations. All stock awards, option awards and other shares discussed in this table were issued under the Company's 2003 Equity Participation Plan or the 2009 Amended & Restated Equity Compensation Plan, with a per share price generally equal to the fair market value of a share of our common stock on the date of grant.

(2)	At December 31, 2014, Mr. Berman had options to purchase 34,939 shares of our common stock, all of which were vested.

(3)
At December 31, 2014, Mr. Myers had options to purchase 34,939 shares of our common stock, all of which were vested. At December 31, 2014, Mr. Myers had a total of 235,805 shares in stock awards outstanding, all of which were vested.

(4)	At December 31, 2014, Mr. Bernstein had options to purchase 113,369 shares of our common stock, all of which were vested.

(5)	At December 31, 2014, Mr. Wei had options to purchase 15,000 shares of NeoStem our common stock, all of which were vested.

(6)
At December 31, 2014, Mr. Greenacre had warrants to purchase 25,000 shares of our common stock, all of which were vested. At December 31, 2014, Mr. Greenacre had a total of 64,531 shares in stock awards outstanding, all of which were vested.

(7)
At December 31, 2014, Mr. Klosk had options to purchase 18,700 shares of our common stock, all of which were vested. At December 31, 2014, Mr. Klosk had a total of 10,000 shares in stock awards outstanding, all of which were vested.

On January 4, 2012 the Compensation Committee, after consultation with the Board, adopted the NeoStem 2012 Board of Directors Compensation Plan (the “Board of Directors Compensation Plan”), which provides that each Board member who is not an employee of NeoStem or one of its wholly-owned subsidiaries shall be authorized to receive, in such Board member's sole discretion, either (i) options to purchase 12,000 shares of our common stock; or (ii) a stock award of 12,000 shares of our common stock, in either case issued under and subject to the terms of the 2009 Plan, for his or her service as a Board member. These options and shares shall vest fully on the date of grant. The Board of Directors Compensation Plan further provides that the Chair of each Board Committee who is not an employee of the Company or any of its wholly-owned subsidiaries shall be authorized to additionally receive, in such Committee Chair's sole discretion, either (i) options to purchase 5,000 shares of our common stock; or (ii) a stock award of 5,000 shares of our common stock, in either case issued under and subject to the terms of the 2009 Plan, for his or her service as a Committee Chair. These options and shares shall vest fully on the date of grant. In each case, the exercise price of options authorized pursuant to the Board of Directors Compensation Plan shall be equal to the closing price of a share of our common stock on the date of grant. The foregoing shall be issued on January 4th of each year during the term of the Board of Directors Compensation Plan, commencing January 4, 2012. Directors who are not employees of NeoStem or its wholly-owned subsidiaries are also entitled to cash fees equal to $7,500 per calendar quarter commencing with the quarterly period ending March 31, 2012. Notwithstanding the foregoing, the Compensation Committee shall have the discretion to renew or adjust, as appropriate, this Board of Directors Compensation Plan at the end of each calendar year, including with respect to whether to continue offering the choice under such plan between options and stock. In accordance with the above, on January 4, 2012 the Company issued an aggregate of 41,000 options to purchase shares of our common stock at a per share exercise price of $5.20 and 58,000 shares of our common stock.

On January 3, 2013 the Compensation Committee, after consultation with the Board, amended the Board of Directors Compensation Plan which provides that for 2013 and thereafter, should a Board member who is not an employee of NeoStem or one of its wholly-owned subsidiaries elect, as their compensation, options to purchase our common stock over a common stock award as referenced above, the option award shall now equal 18,700 options (the common stock award of 12,000 shall remain the same should the Board member elect to receive shares of common stock over options) and should the Chair of a Board Committee elect to receive options over common stock, the Committee Chair shall be granted 7,800 options (the common stock award of 5,000 shall remain the same. All other terms of the Board of Directors Compensation Plan remain the same.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the number of shares of our common stock beneficially owned as of April 23, 2015 by:

•	each of NeoStem's named executive officers;

•	each of NeoStem's current directors;

•	all of NeoStem's current directors and executive officers as a group; and

•	each person who is known by NeoStem to beneficially own 5% or more of the our common stock.

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

Unless otherwise indicated, the address of the beneficial owner is c/o NeoStem, Inc., 420 Lexington Avenue, Suite 350, New York, NY 10170.

As of April 23, 2015, there were 39,431,361 shares of our common stock outstanding. As of such date, the current directors and executive officers of NeoStem collectively owned beneficially 6,719,425 shares, or approximately 15.9% of the outstanding shares.

Name and Address of Beneficial Holder	Number of Shares Beneficially Owned		Percentage of Common Stock Beneficially Owned
Robin L. Smith, M.D. Executive Chairman of the Board	1,263,681	(1)	3.1%
David J. Mazzo Chief Executive Officer and Director	278,293	(2)	*
Robert S. Vaters President, Chief Financial Officer and Director	258,698	(3)	*
Robert Dickey IV Former Chief Financial Officer (4)	64,566	(4)	*
Douglas Losordo, M.D. Chief Medical Officer	122,439	(5)	*
Robert A. Preti, Ph.D. President and Chief Scientific Officer of PCT	417,931	(6)	1.1%
Andrew L. Pecora, M.D. Director	615,843	(7)	1.6%
Richard Berman Director	63,705	(8)	*
Steven S. Myers Director	289,744	(9)	*
Drew Bernstein Director	141,369	(10)	*
Eric H.C. Wei Director	2,537,988	(11) (12)	6.4%
RimAsia Capital Partners, L.P. RimAsia Capital Partners GP, L.P. RimAsia Capital Partners GP, Ltd. RimAsia Capital Partners Manager, Ltd. 1807 Harbour Centre 25 Harbour Road Wanchai Hong Kong	2,122,988	(12)	5.1%
Martyn Greenacre Director	103,531	(13)	*
Steven Klosk Director	40,700	(14)	*
Peter G. Traber Director	28,000	(15)	*
All Directors and Executive Officers as a group (sixteen persons)	6,719,425	(16)	15.9%
 * Beneficial ownership is less than 1%

(1)	Includes options to purchase up to 956,396 shares of our common stock which are exercisable within 60 days of April 23, 2015.

(2)	Includes options to purchase up to 118,750 shares of our common stock which are exercisable within 60 days of April 23, 2015.

(3)	Includes options to purchase up to 183,333 shares of our common stock which are exercisable within 60 days of April 23, 2015.

(4)	Effective January 5, 2015, Mr. Dickey was no longer serving as Chief Financial Officer and was no longer an employee of the Company.

(5)	Includes options to purchase up to 80,599 shares of our common stock which are exercisable within 60 days of April 23, 2015.

(6)
Includes (i) options to purchase up to 193,140 shares of our common stock which are exercisable within 60 days of April 23, 2015 and (ii) warrants to purchase up to 34,305 shares of our common stock which are exercisable within 60 days of April 23, 2015.

(7)
Includes (i) options to purchase up to 234,624 shares of our common stock which are exercisable within 60 days of April 23, 2015 and (ii) warrants to purchase up to 35,860 shares of our common stock which are exercisable within 60 days of February 20, 2013.

(8)	Includes options to purchase up to 34,939 shares of our common stock which are exercisable within 60 days of April 23, 2015.

(9)	Includes options to purchase up to 34,939 shares of our common stock which are exercisable within 60 days of April 23, 2015.

(10)	Includes options to purchase up to 141,369 shares of our common stock which are exercisable within 60 days of April 23, 2015.

(11)	Includes options to purchase up to 15,000 shares of our common stock which are exercisable within 60 days of April 23, 2015.

(12)
Includes (i) 2,122,988 shares of our common stock by RimAsia LP, (ii) 15,000 shares of common stock by RimAsia Capital Partners Manager, Ltd., a Cayman Islands exempted company ("RimAsia Manager"), and (iii) warrants to purchase up to 400,000 shares of our common stock which are exercisable within 60 days of April 23, 2015 and which are held by RimAsia. RimAsia Capital Partners GP, L.P. ("RimAsia GP") is the general partner of RimAsia. RimAsia Capital Partners GP, Ltd. ("RimAsia Ltd.") is the general partner of RimAsia GP. RimAsia Manager is the fund manager of RimAsia GP and the manager of RimAsia. Mr. Wei is the managing partner of RimAsia LP (an indirect partner of RimAsia GP), a director of RimAsia Ltd. and a director of RimAsia Manager.

(13)	Includes warrants to purchase up to 25,000 shares of our common stock which are exercisable within 60 days of April 23, 2015.

(14)	Includes options to purchase up to 18,700 shares of our common stock which are exercisable within 60 days of April 23, 2015.

(15)	Includes options to purchase up to 28,000 shares of our common stock which are exercisable within 60 days of April 23, 2015.

(16)
Includes options to purchase up to 496,697 shares of our common stock which are exercisable within 60 days of April 23, 2015 held by executive officers not individually listed in this table of the Company and its subsidiaries.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our equity compensation plans as of December 31, 2014. In the following table, the equity compensation plan approved by security holders includes the NeoStem, Inc. 2009 Amended & Restated Equity Compensation Plan. This plan was our only equity compensation plan approved by security holders in existence as of December 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (c)
Equity compensation plans approved by security holders	4,427,276	$9.19	3,662,552
Equity compensation plans not approved by security holders (1)	660,824	$20.04	—
Total	5,088,100	$10.6	3,662,552

(1)	Consists of individual grants of warrants to 18 service providers to the Company, no one of which is individually material.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company acquired Amorcyte, Inc. (the “Amorcyte Merger”) on October 17, 2011 in accordance with the terms of the Agreement and Plan of Merger, dated as of July 13, 2011 (the “Amorcyte Merger Agreement”).  As a result of the consummation of the Amorcyte Merger, Amorcyte is now a wholly-owned subsidiary of NeoStem.  Amorcyte had originally been incorporated as a subsidiary of PCT and was spun off to PCT's members prior to the PCT Merger. At the time the Amorcyte Merger Agreement was entered into, Dr. Pecora and George Goldberger were officers of both PCT and Amorcyte. Dr. Pecora was Amorcyte's Chief Scientific Officer prior to the Amorcyte Merger and continues to serve in such capacity for no additional consideration.   Mr. Goldberger was Vice President - Business Development of PCT and Chief Financial Officer of Amorcyte. Dr. Pecora, Mr. Goldberger and Dr. Preti were all stockholders of Amorcyte.
In accordance with the terms of the Amorcyte Merger Agreement, the stock consideration paid by NeoStem in exchange for the equity interests of Amorcyte was deposited into an escrow account for eventual distribution to the former security holders of Amorcyte. Dr. Pecora beneficially owned approximately 15.6 % of our common stock, and 0.6% of the Series A preferred stock, respectively, as well as certain options of Amorcyte, that were outstanding immediately prior to the closing of the Amorcyte Merger. Pursuant to the Amorcyte Merger, Dr. Pecora received the right to 3,285 shares of NeoStem common stock (with an aggregate value of $21,025 based on the closing price of our common stock on the date of closing) and Series AMO Warrants (with an estimated aggregate value of $10,000) to purchase 1,058 shares of NeoStem common stock at a per share purchase price of $14.66.   Dr. Preti beneficially owned approximately 15.6 % of the common stock, and 0.3% of the Series A preferred stock, respectively, as well as certain options of Amorcyte, that were outstanding immediately prior to the closing of the Amorcyte Merger. Pursuant to the Amorcyte Merger, Dr. Preti received the right to 1,536 shares of NeoStem common stock (with an aggregate value of $9,833 based on the closing price of the Company's common stock on the date of closing) and Series AMO Warrants (with an estimated aggregate value of $1,771) to purchase 495 shares of NeoStem common stock at a per share purchase price of $14.66. The Amorcyte Merger Agreement additionally provides that the former equity holders of Amorcyte have the right to receive additional shares of NeoStem's common stock, which will be issued only if certain business milestones specified in the Amorcyte Merger Agreement are accomplished, as well as certain earn-out payments upon the commercialization of AMR-001, Amorcyte's lead product candidate for the treatment of acute myocardial infarction.
In order to accelerate Amorcyte's commencement of its Phase 2 clinical trial of AMR-001, NeoStem agreed to provide loans to Amorcyte prior to the closing of the Amorcyte Merger to be used in connection with the Phase 2 trial. Pursuant to a Loan Agreement entered into on September 9, 2011, NeoStem loaned Amorcyte prior to the closing of the Amorcyte Merger an aggregate of $338,500 which was applied towards the commencement of the Phase 2 trial.

Director Independence

For information regarding director independence, please refer to the discussion set forth in Item 10 under the caption, "Corporate Governance-Director Independence."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Accounting Fees and Other Accounting Matters

Grant Thornton LLP (“Grant Thornton”) was engaged to serve as the Company's independent registered public accounting firm in 2014 and 2013, and accordingly, audited the Company's financial statements for the fiscal years ended December 31, 2014 and 2013. The following table sets forth a summary of the fees billed or expected to be billed to us by Grant Thornton for professional services rendered for the fiscal year ended December 31, 2014 and 2013.

Fee Category	Fiscal 2014 Fees	Fiscal 2013 Fees
Audit Fees (1)	$594,844	$674,500
Audit-Related Fees (2)	$—	$—
Tax Fees(3)	$—	$—
All Other Fees (4)	$540,527	$—
Total Fees	$1,135,371	$674,500

(1)
Audit Fees consist of aggregate fees billed or expected to be billed for professional services rendered for the audit of the Company's annual consolidated financial statements included in the Company's Annual Reports on Form 10-K and review of the interim consolidated financial statements included in Quarterly Reports on Form 10-Q or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2014 and 2013, respectively.

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

(4)
All Other Fees consist of aggregate fees billed for products and services provided by Grant Thornton (as applicable), other than those disclosed above. The other fees related to due diligence services in connection with a potential transaction.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) FINANCIAL STATEMENTS:

Reference is made to the Index to Financial Statements and Financial Statement Schedule on Page 72 of the 2014 Annual Report.

(a)(2) FINANCIAL STATEMENT SCHEDULE:

Reference is made to the Index to Financial Statements and Financial Statement Schedule on Page 72 of the 2014 Annual Report.

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

10.9
First Amendment to Office Lease dated December 10, 2010, by and between WW VKO Owner, LLC and California Stem Cell, Inc; Second Amendment to Office Lease dated February 1, 2012, by and between CGGL 18301 LLC, and California Stem Cell, Inc. Third Amendment to Office Lease dated February 28, 2014, by and between CGGL 18301 LLC, and California Stem Cell, Inc.; and Fourth Amendment to Office Lease Agreement, executed December 19, 2014, effective April 1, 2015, by and between NeoStem, Inc. and CGGL 18301 LLC (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2015).

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

10.39*	Letter Agreement, dated January 2, 2015, between NeoStem, Inc. and Catherine M. Vaczy, Esq.+
10.40*	Letter Agreement, dated February 5, 2015, and Separation Agreement dated April 30, 2015, between NeoStem, Inc. and Catherine M. Vaczy, Esq.+
10.41
Employment Agreement, dated as of September 23, 2010 and effective on January 19, 2011, by and between Progenitor Cell Therapy, LLC, NeoStem, Inc. and Andrew L. Pecora (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 18, 2011 and filed with the SEC on January 24, 2011). +

10.42
Amendment dated August 17, 2011 to Employment Agreement dated September 23, 2010 and effective January 19, 2011 between Progenitor Cell Therapy, LLC, NeoStem, Inc. and Andrew L. Pecora (filed as Exhibit 10.95 to the Company's Registration Statement on Form S-4, File No. 333-176673, filed with the SEC on September 2, 2011). +

10.43
Letter Agreement dated April 11, 2012 between NeoStem, Inc. and Andrew Pecora, M.D., F.A.C.P. (filed as Exhibit 10.107 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2011 as filed with the SEC on April 27, 2012). +

10.44
Amendment dated July 31, 2013 and effective August 5, 2013, by and among Andrew L. Pecora, M.D., FACP, NeoStem, Inc., Progenitor Cell Therapy, LLC and Amorcyte, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 5, 2013). +

10.45
Employment Agreement, dated as of September 23, 2010 and effective on January 19, 2011, by and between Progenitor Cell Therapy, LLC, NeoStem, Inc. and Robert A. Preti (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 18, 2011 and filed with the SEC on January 24, 2011). +

10.46	Form of Indemnification Agreement for executive officers (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2015).
10.47
Letter Agreement dated June 28, 2011 between NeoStem, Inc. and Joseph Talamo (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 as filed with the SEC on August 12, 2011). +

10.48	Employment Agreement, dated as of July 15, 2013, by and between NeoStem, Inc. and Stephen W. Potter (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 15, 2013). +
10.49
Employment Agreement, dated as of July 23, 2013 and effective August 5, 2013, by and between NeoStem, Inc. and Douglas W. Losordo, M.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 5, 2013). +

10.50
Employment Agreement, dated as of August 16, 2013 and effective August 19, 2013, by and between NeoStem, Inc. and Robert Dickey IV (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 19, 2013). +

10.51
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

10.53
Amendment, dated as of January 16, 2015, to Employment Agreement, dated as of January 5, 2015 and effective on January 5, 2015, by and between NeoStem, Inc. and David J. Mazzo, Ph.D. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 16, 2015). +

10.54
Employment Agreement, dated as of January 5, 2015 and effective on January 5, 2015, by and between NeoStem, Inc. and Robert S. Vaters (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 5, 2015).+

10.55
Amendment, dated as of January16, 2015, to Employment Agreement, dated as of January 5, 2015 and effective on January 5, 2015, by and between NeoStem, Inc. and Robert S. Vaters (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 16, 2015).+

14.1	Code of Ethics for Senior Financial Officers (filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on April 6, 2011).
21.1	Subsidiaries of NeoStem, Inc (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2015).
23.1	Consent of Grant Thornton LLP (filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2015).
31.1
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2015).

31.2
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2015).

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished as Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2015).

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished as Exhibit 32.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2015).

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

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on April 30, 2015.

NEOSTEM, INC.
By: /s/ David J. Mazzo, PhD Name: David J. Mazzo Title: Chief Executive Officer