Form 10-Q
period 2015-03-31
NeoStem, Inc.
filed 2015-05-06
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________________   to _________________________

Commission File Number 001-33650

NEOSTEM, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	22-2343568
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

420 LEXINGTON AVENUE, SUITE 350 NEW YORK, NEW YORK	10170
(Address of principal executive offices)	(zip code)

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
Yes  ☐     No  ☒
40,151,373 SHARES, $.001 PAR VALUE, AS OF May 4, 2015

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

Index

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Quarterly Report") includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this Quarterly Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements, although some forward-looking statements are expressed differently. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity or our achievements or industry results, to be materially different from any future results, performance levels of activity or our achievements or industry results expressed or implied by such forward-looking statements. Factors that could cause our actual results to differ materially from anticipated results expressed or implied by forward-looking statements include, among others:

•
our ability to obtain sufficient capital or strategic business arrangements to fund our operations and expansion plans, including meeting our financial obligations under various licensing and other strategic arrangements, the funding of our clinical trials for product candidates in our development programs for our Immuno-Oncology Program, Ischemic Repair Program, and our Immune Modulation Program and the commercialization of the relevant technology;

•	our ability to build and maintain the management and human resources infrastructure necessary to support the growth of our business;

•	our ability to integrate our acquired businesses successfully and grow such acquired businesses as anticipated, including expanding our PCT business;

•	whether a large global market is established for our cell-based products and services and our ability to capture a meaningful share of this market;

•	scientific and medical developments beyond our control;

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

•
the results of our development activities, including the results of our Intus Phase 3 clinical trial of NBS20, being developed to treat metastatic melanoma; and the results of our PreSERVE acute myocardial infarction (AMI) Phase 2 clinical trial of NBS10 being developed to treat acute myocardial infarction for which we released results of the primary analysis on November 17, 2014; however, these trials are subject to ongoing analysis, and while currently reported results may appear promising, doesn't assure that further analysis won't reveal negative, or less promising, results;

•
our ability to complete our other planned clinical trials (or initiate other trials) in accordance with our estimated timelines due to potential delays associated with enrolling patients due to the novelty of the treatment, the size of the patient population and the need of patients to meet the inclusion criteria of the trial or otherwise; and

•	our ability to satisfy our obligations under our credit facility; and

•
the other factors discussed in “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC”) on March 2, 2015 (our "2014 Form 10-K"), and elsewhere in the Annual Report on our 2014 Form 10-K.

The factors discussed herein, and in the Company's other periodic filings with the SEC which are available for review at www.sec.gov under “Search EDGAR for Company Filings” could cause actual results and developments to be materially different from those expressed or implied by such statements. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index

Index

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS
Item 1. Consolidated Financial Statements

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$19,131,285	$19,174,061
Marketable securities	—	7,080,053
Accounts receivable, net of allowance for doubtful accounts of $383,490 and $385,362 at March 31, 2015 and December 31, 2014, respectively	1,968,790	3,111,274
Deferred costs	3,621,351	2,566,989
Prepaid expenses and other current assets	4,296,836	4,349,167
Total current assets	29,018,262	36,281,544
Property, plant and equipment, net	15,852,124	15,960,731
Goodwill	25,209,336	25,209,336
Intangible assets, net	47,409,104	47,560,406
Other assets	1,325,085	1,263,375
Total assets	$118,813,911	$126,275,392
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,928,703	$5,661,173
Accrued liabilities	5,723,787	4,322,901
Long-term debt, current	2,242,971	1,109,612
Notes payable	1,061,571	816,776
Unearned revenues	5,505,819	4,334,120
Total current liabilities	17,462,851	16,244,582
Long-term Liabilities
Deferred income taxes	18,222,823	18,176,190
Notes payable	662,294	825,897
Long-term debt	12,757,029	13,890,388
Acquisition-related contingent consideration	18,810,000	18,260,000
Other long-term liabilities	930,355	804,546
Total liabilities	68,845,352	68,201,603
Commitments and Contingencies
EQUITY
Stockholders' Equity
Preferred stock, authorized, 20,000,000 shares; Series B convertible redeemable preferred stock liquidation value, 0.01 share of common stock, $.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at March 31, 2015 and December 31, 2014	100	100
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding, 39,423,911 and 36,783,857 shares, at March 31, 2015 and December 31, 2014, respectively	39,424	36,784
Additional paid-in capital	361,503,313	350,428,903
Treasury stock, at cost	(705,742)	(705,742)
Accumulated deficit	(310,433,434)	(291,246,538)
Accumulated other comprehensive income	—	1,329
Total NeoStem, Inc. stockholders' equity	50,403,661	58,514,836
Noncontrolling interests	(435,102)	(441,047)
Total equity	49,968,559	58,073,789
Total liabilities and equity	$118,813,911	$126,275,392
See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues	$3,172,279	$4,055,575

Costs and expenses:
Cost of revenues	3,368,612	3,825,444
Research and development	6,803,632	4,759,083
Selling, general, and administrative	11,087,899	8,970,016
Total operating costs and expenses	21,260,143	17,554,543

Operating loss	(18,087,864)	(13,498,968)

Other expense:
Other expense, net	(546,027)	(189,551)
Interest expense	(550,964)	(94,156)
	(1,096,991)	(283,707)

Loss before provision for income taxes and noncontrolling interests	(19,184,855)	(13,782,675)
Provision for income taxes	46,633	47,409
Net loss	(19,231,488)	(13,830,084)

Less - loss attributable to noncontrolling interests	(44,592)	(148,027)
Net loss attributable to NeoStem, Inc. common stockholders	$(19,186,896)	(13,682,057)

Basic and diluted loss per share attributable to NeoStem, Inc. common stockholders	$(0.51)	$(0.49)
Weighted average common shares outstanding	37,594,894	28,120,847

See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(19,231,488)	$(13,830,084)

Other comprehensive loss:
Available for sale securities - net unrealized loss	(1,329)	—
Total other comprehensive loss	(1,329)	—

Comprehensive loss	(19,232,817)	(13,830,084)

Comprehensive loss attributable to noncontrolling interests	(44,592)	(148,027)

Comprehensive net loss attributable to NeoStem, Inc. common stockholders	$(19,188,225)	$(13,682,057)

See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total NeoStem, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	10,000	$100	27,196,537	$27,197	$299,594,525	$—	$(236,373,605)	$(705,742)	$62,542,475	$(516,040)	$62,026,435
Net loss	—	—	—	—	—	—	(13,682,057)	—	(13,682,057)	(148,027)	(13,830,084)
Equity-based compensation	—	—	329,698	330	3,893,286	—	—	—	3,893,616	—	3,893,616
Net proceeds from issuance of common stock	—	—	804,375	804	5,629,821	—	—	—	5,630,625	—	5,630,625
Proceeds from option exercises	—	—	12,800	13	71,347	—	—	—	71,360	—	71,360
Proceeds from warrant exercises	—	—	250,000	250	1,274,750	—	—	—	1,275,000	—	1,275,000
Change in Ownership in Subsidiary	—	—	—	—	(86,617)	—	—	—	(86,617)	86,617	—
Balance at March 31, 2014	10,000	$100	28,593,410	$28,594	$310,377,112	$—	$(250,055,662)	$(705,742)	$59,644,402	$(577,450)	$59,066,952

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total NeoStem, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	10,000	$100	36,783,857	$36,784	$350,428,903	$1,329	$(291,246,538)	$(705,742)	$58,514,836	$(441,047)	$58,073,789
Net loss	—	—	—	—	—	—	(19,186,896)	—	(19,186,896)	(44,592)	(19,231,488)
Unrealized gain on marketable securities	—	—	—	—	—	(1,329)	—	—	(1,329)	—	(1,329)
Equity-based compensation	—	—	470,289	470	3,715,289	—	—	—	3,715,759	—	3,715,759
Net proceeds from issuance of common stock	—	—	2,169,765	2,170	7,409,658	—	—	—	7,411,828	—	7,411,828
Change in ownership in subsidiary	—	—	—	—	(50,537)	—	—	—	(50,537)	50,537	—
Balance at March 31, 2015	10,000	$100	39,423,911	$39,424	$361,503,313	$—	$(310,433,434)	$(705,742)	$50,403,661	$(435,102)	$49,968,559

See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(19,231,488)	$(13,830,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	3,715,759	3,893,616
Depreciation and amortization	604,440	444,452
Change in acquisition-related contingent consideration	550,000	190,000
Bad debt recovery	(1,873)	(1,711)
Deferred income taxes	46,633	47,409
Accretion on marketable securities	29,724	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	52,331	(271,149)
Accounts receivable	1,144,356	(25,012)
Deferred costs	(1,054,362)	(205,589)
Unearned revenues	1,171,699	216,515
Other assets	(61,711)	(53,035)
Accounts payable, accrued liabilities and other liabilities	(1,205,775)	(1,658,952)
Net cash used in operating activities	(14,240,267)	(11,253,540)
Cash flows from investing activities:
Sale of marketable securities	7,049,000	—
Acquisition of property, plant and equipment	(344,530)	(1,239,606)
Net cash provided by (used in) investing activities	6,704,470	(1,239,606)
Cash flows from financing activities:
Proceeds from exercise of options	—	71,360
Proceeds from exercise of warrants	—	1,275,000
Net proceeds from issuance of common stock	7,411,828	5,630,625
Repayment of mortgage loan	—	(52,768)
Proceeds from notes payable	340,270	958,014
Repayment of notes payable	(259,077)	(163,192)
Net cash provided by financing activities	7,493,021	7,719,039
Net decrease in cash and cash equivalents	(42,776)	(4,774,107)
Cash and cash equivalents at beginning of period	19,174,061	46,133,759
Cash and cash equivalents at end of period	$19,131,285	$41,359,652

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$372,550	$93,100

See accompanying notes to consolidated financial statements.

Index

NEOSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1  – The Business

Overview

NeoStem, Inc. (“we,” “NeoStem” or the “Company”) is a vertically integrated, clinical-stage biopharmaceutical company that is pursuing the preservation and enhancement of human health through the development of individualized cell-based therapeutics that leverage the body’s natural ability to heal and fight disease. Our diversified pipeline and unique capabilities for innovative, cost-effective and efficient in-house development set us apart in this emerging industry as we work to fundamentally change the treatment paradigm for several serious diseases. In the coming weeks, NeoStem intends to change its corporate name and brand identity. The new corporate name is another step in the evolution of the Company, emphasizing our unique integrated approach to cell therapy and our therapeutic development focus on immune therapy.

Our most advanced clinical program is based on our dendritic cell/cancer cell technology. It is focused on the development of an innovative cancer treatment that is designed to target the cells responsible for tumor growth and metastasis, known as cancer or tumor initiating cells (CICs), using purified CICs from a patient’s own tumor as an antigen source to induce or enhance an anti-tumor immune response in the patient. Our lead product candidate based on this platform technology, NBS20, targets malignant melanoma as an initial indication. NBS20 is being studied in patients with recurrent Stage III or Stage IV metastatic melanoma. The program has been granted Fast Track and Orphan designation by the Food and Drug Administration (FDA) as well as Advanced Therapeutic Medicinal Product classification by the European Medicines Agency (EMA). The protocol for the Phase 3 study, known as the Intus study, is the subject of a Special Protocol Assessment (SPA) by FDA. Our SPA letter states that our Phase 3 clinical trial is adequately designed to provide the necessary data that, depending on outcome, could support a Biologics License Application (BLA) seeking marketing approval of NBS20. This protocol calls for randomizing 250 patients. Patient screening began in the first quarter of 2015 and randomization of the first patient was announced in April 2015. Interim analysis of the data is targeted for the fourth quarter of 2017. We are also evaluating other clinical indications for which we may advance this program, including ovarian, liver, colon and lung cancers.
We are also developing therapies that are designed to utilize CD34 cells to regenerate tissue impacted by ischemia. Ischemia occurs when the supply of oxygenated blood in the body is restricted, causing local tissue distress and death. Results of ischemia include conditions such as acute myocardial infarction (heart attack) (AMI), chronic heart failure (CHF) and critical limb ischemia (CLI). We seek to improve oxygen delivery to affected tissues through the development and formation of new blood vessels. Initial investigations for this therapeutic platform have focused on NBS10, our most clinically advanced product candidate in our ischemic repair program. NBS10 is designed to prevent heart failure and major adverse cardiac events following a severe heart attack, known as an ST segment elevation myocardial infarction (STEMI). At the American Heart Association’s Scientific Sessions in November 2014, we reported six month data from the primary analysis of our 161 patient PreSERVE AMI study, and at the American College of Cardiology's 64th Annual Scientific Sessions and Expo in March 2015, we presented updated safety and exploratory efficacy results from the 12 month follow-up for the PreSERVE AMI trial. Our interim conclusions based on the six and twelve month results, which represent twelve and eighteen months median of patient follow-up respectively, are that (i) there is a CD34 does-dependent trend in reduction of major adverse cardiac events (MACE), including a signal for a mortality benefit based on the 12 month data; (ii) there is a signal for reduction in frequency in serious adverse events (SAEs) in higher dose groups based on the 12 month data; (iii) there is a CD34 cell dose-dependent trend in improvement of left ventricular ejection fraction and reduction in infarct size; and (iv) there is no correlation between experimental endpoint of perfusion and treatment.
We expect to complete the PreSERVE AMI study as defined through the final three-year follow-up and, in the meantime, plan to refine our development plan in consultation with our medical advisory board and relevant authorities in the second half of 2015. We also are evaluating other clinical indications that involve ischemia into which we may advance this program, including CLI and CHF.
We are also developing a therapy that is designed to utilize Regulatory T Cells (Tregs) to treat diseases caused by imbalances in an individual's immune system. This novel approach seeks to restore immune balance by enhancing Treg cell number and function.  Tregs are a natural part of the human immune system and regulate the activity of T effector cells, the cells that are responsible for protecting the body from viruses and other foreign antigens. When Tregs function properly, only harmful foreign materials are attacked by T effector cells. In autoimmune disease, it is thought that deficient Treg activity permits the T effector cells to attack the body's own tissues. We have received a letter from the FDA stating that we may proceed on a Phase 2 study of NBS03D, a Treg based therapeutic being developed to treat type 1 diabetes mellitus (T1DM) in adolescents, and we plan to initiate the trial in late 2015 or 2016 depending on resource availability. We are evaluating other clinical indications into which we may advance this program, including steroid resistant asthma, multiple sclerosis, chronic obstructive pulmonary disease, inflammatory bowel disease, graft versus host disease, lupus, and rheumatoid arthritis.

Index

.
Finally, we are actively exploring means to facilitate development in Japan, including filing an IND in Japan for one or more programs under Japan’s regenerative medicine law. Japan’s regenerative medicine law enables an expedited path to conditional approval for regenerative medicine products that show sufficient safety evidence and signals of efficacy. Potential indications for this unique opportunity include, among others, our immune-oncology program in liver cancer and our ischemic repair program in CLI.
We believe that cell-based therapies have the potential to create a paradigm change in the treatment for a variety of diseases and conditions and we are evaluating other programs that we view as holding particular promise, including an aesthetics program for a topical skin application and a very small embryonic like (VSELTM) stem cell program for the treatment of retinal degeneration, bone restoration and wound healing.
Through our wholly owned subsidiary, Progenitor Cell Therapy, LLC ( PCT), we are recognized as a world industry leader in providing high quality innovative and reliable manufacturing capabilities and engineering solutions (e.g., process development) in the development of cell-based therapies. We currently operate three facilities qualified under Good Manufacturing Practices (cGMPs) in Allendale, NJ, Mountain View, CA and Irvine, CA, and are poised to expand our facilities internationally. In addition to leveraging this core expertise in the development of our own products, we partner opportunistically with other industry leaders who recognize our unique ability to significantly improve their manufacturing processes and supply clinical and commercial material.
We look forward to further advancement of our cell-based therapies to the market and to helping patients suffering from life-threatening medical conditions. Coupling our development expertise with our strong process development and manufacturing capability, we believe the stage is set for us to realize meaningful clinical development of our own proprietary platform technologies and manufacturing advancements, further positioning NeoStem as a leader in the cell therapy industry.
We anticipate requiring additional capital in order to fund the development of cell therapy product candidates and to grow the PCT business. To meet our short and long term liquidity needs, we currently expect to use existing cash and cash equivalents balances, our revenue generating activities, and a variety of other means, including the continued use of a common stock purchase agreement with Aspire Capital (see Note 15). Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, additional warrant exercises, option exercises, partnerships and/or collaborations, and/or sale of assets. In addition, we will continue to seek as appropriate grants for scientific and clinical studies from various governmental agencies and foundations. We believe that our current cash, cash equivalents and marketable securities balances and revenue generating activities, along with access to funds under our agreement with Aspire Capital, will be sufficient to fund the business through the next 12 months. While we continue to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all. If we are unable to access capital necessary to meet our long-term liquidity needs, we may have to delay or discontinue the acquisition and development of cell therapies, and/or the expansion of our business or raise funds on terms that we currently consider unfavorable.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2015 and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2014, 2013 and 2012 included in our Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Index

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

Reclassifications

Certain reclassifications have been made to the Consolidated Financial Statements and Notes to the Consolidated Financial Statements for the three months ended March 31, 2014 to conform to the presentation for the three months ended March 31, 2015.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of NeoStem, Inc. and its wholly-owned and partially-owned subsidiaries and affiliates as listed below.

Entity	Percentage of Ownership	Location
NeoStem, Inc.	100%	United States of America
NeoStem Therapies, Inc.	100%	United States of America
Stem Cell Technologies, Inc.	100%	United States of America
Amorcyte, LLC	100%	United States of America
Progenitor Cell Therapy, LLC (PCT)	100%	United States of America
NeoStem Family Storage, LLC	100%	United States of America
Athelos Corporation (1)	96.6%	United States of America
PCT Allendale, LLC	100%	United States of America
NeoStem Oncology, LLC	100%	United States of America

(1) As of March 31, 2015, Becton Dickinson's ownership interest in Athelos was 3.4%.

Note 2 – Summary of Significant Accounting Policies

In addition to the policies below, our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our 2014 Form 10-K. There were no changes during the three months ended March 31, 2015.

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid, investments with maturities of 90 days or less when purchased.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. The Company’s intangible assets with an indefinite life are related to in process research and development (IPR&D) programs acquired in the acquisitions of Amorcyte, LLC (the "Amorcyte Acquisition") and California Stem Cell, Inc. (CSC), as the Company expects future research and development on these programs to provide the Company with substantial benefit for a period that extends beyond the foreseeable horizon. Intangible assets with indefinite useful lives are measured at their respective fair values as of the acquisition date. The Company does not amortize goodwill and intangible assets with indefinite useful lives. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.

The Company reviews goodwill and indefinite-lived intangible assets at least annually, or at the time a triggering event is identified for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or the IPR&D below its carrying value. The Company tests its goodwill and indefinite-lived intangible assets each year on December 31. The Company reviews the carrying value of goodwill and indefinite-lived intangible assets utilizing an income approach model, and, where appropriate, a market value approach is also utilized to supplement the discounted cash flow model. The Company makes assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s and IPR&D's estimated fair value. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges. In accordance with its accounting policy, the Company tested goodwill for impairment as of December 31, 2014, 2013, and 2012 for its two reporting units as well as its IPR&D, and concluded there was no goodwill and IPR&D impairment. No triggering events were noted in the current period that would require interim impairment assessment.

Definite-Lived Intangible Assets

Index

Definite-lived intangible assets consist of customer lists, manufacturing technology, tradenames, patents and rights. These intangible assets are amortized on a straight line basis over their respective useful lives. The Company reviews definite-lived intangibles assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. If other events or changes in circumstances indicate that the carrying amount of an asset that the Company expects to hold and use may not be recoverable, the Company will estimate the undiscounted future cash flows expected to result from the use of the asset and/or its eventual disposition, and recognize an impairment loss, if any. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. No triggering events were noted in the current period that would require interim impairment assessment.

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

Index

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

Clinical Services Reimbursements: The Company separately charges the customers for the expenses associated with certain consumable resources (reimbursable expenses) that are specified in each clinical services contract. On a monthly basis, the Company bills customers for reimbursable expenses and immediately recognizes these billings as revenue, as the revenue is deemed earned as reimbursable expenses are incurred. For the three months ended March 31, 2015 and 2014, clinical services reimbursements were $0.5 million and $0.7 million, respectively.

Processing and Storage Services: The Company recognizes revenue related to the collection and cryopreservation of autologous adult stem cells when the cryopreservation process is completed which is approximately 24 hours after cells have been collected. Revenue related to advance payments of storage fees is recognized ratably over the period covered by the advance payments.

Recently Issued Accounting Pronouncement

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

Note 3 – Acquisition

On May 8, 2014, NeoStem closed (the “Closing”) its acquisition of CSC (the “CSC Acquisition”), pursuant to the terms of the Agreement and Plan of Merger, dated as of April 11, 2014 (the “Merger Agreement”), by and among NeoStem and its acquisition subsidiaries (collectively, "Subco"), CSC and Jason Livingston, solely in his capacity as CSC stockholder representative (together with his permitted successors, the “CSC Representative”). At Closing, Fortis Advisors LLC succeeded to the duties of the CSC Representative pursuant to the Merger Agreement. Pursuant to the Merger Agreement, on the Closing date, Subco was merged

Index

with CSC (the “Merger”), with Subco surviving the Merger as a wholly-owned subsidiary of NeoStem. At Closing, Subco changed its legal name to NeoStem Oncology, LLC.

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

(2)if payable after the Closing, certain payments in an amount of up to $90.0 million in the aggregate, payable in shares of NeoStem common stock or cash, in NeoStem’s sole discretion, in the event of the successful completion of certain milestone events in connection with the CSC Acquisition (the “Milestone Payments”, and together with the Closing Merger Consideration, the “Merger Consideration”).

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

The preliminary fair value of assets acquired and liabilities assumed on May 8, 2014 is as follows (in thousands):

Cash and cash equivalents	$51
Accounts receivable trade, net	45
Prepaids and other current assets	19
Property, plant and equipment, net	1,041
Other assets	201
Goodwill	14,092
In-Process R&D	34,290
Accounts payable	(333)
Accrued liabilities	(2,014)
Deferred tax liability	(13,901)
Total	$33,491

The total cost of the acquisition, which is still preliminary, has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition. The final allocation is expected to be completed during the measurement period which is one year from the date of acquisition.
Pro Forma Financial Information
The following supplemental table presents unaudited consolidated pro forma financial information as if the closing of the CSC Acquisition had occurred on January 1, 2014 (in thousands, except per share amounts):

Index

	Three Months Ended March 31, 2014
	(As Reported)	(Proforma)
Revenues	$4,056	$4,272
Net loss	$(13,830)	$(15,523)
Net loss attributable to NeoStem	$(13,682)	$(15,375)
Net loss per share attributable to NeoStem	$(0.49)	$(0.46)
The unaudited supplemental pro forma financial information should not be considered indicative of the results that would have occurred if the CSC Acquisition had been consummated on January 1, 2014, nor are they indicative of future results.

Note 4 – Available-for-Sale-Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our Consolidated Balance Sheets (in thousands):

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$14,513.1	$—	$—	$14,513.1
Total	$14,513.1	$—	$—	$14,513.1

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale debt securities on our Consolidated Balance Sheets (in thousands):

March 31, 2015
Cash and cash equivalents	$14,513.1
Marketable securities	—
Total	$14,513.1

The following table summarizes our portfolio of available-for-sale debt securities by contractual maturity (in thousands):

	March 31, 2015
	Amortized Cost	Estimated Fair Value
Less than one year	$14,513.1	$14,513.1
Greater than one year	—	—
Total	$14,513.1	$14,513.1

Note 5 – Deferred Costs

Deferred costs, representing work in process for costs incurred on process development contracts that have not been completed, were $3.6 million and $2.6 million as of March 31, 2015 and December 31, 2014, respectively. The Company also has deferred revenue of approximately $5.1 million and $3.9 million of advance billings received as of March 31, 2015 and December 31, 2014, respectively, related to these contracts.

Note 6 – Loss Per Share

For the three months ended March 31, 2015 and 2014, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of loss per share as they are anti-dilutive. At March 31, 2015 and 2014, the Company excluded the following potentially dilutive securities:

Index

	March 31,
	2015	2014
Stock Options	6,371,533	3,912,697
Warrants	3,545,756	4,491,028
Restricted Shares	218,229	175,731

Note 7 – Fair Value Measurements

The fair value of financial assets and liabilities that are being measured and reported are defined as the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market at the measurement date (exit price). The Company is required to classify fair value measurements in one of the following categories:

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

The Company classifies the fair value of contingent consideration obligations as Level 3 inputs. The Company has recognized contingent consideration obligations related to the following:

•
In October 2011, in connection with the Amorcyte Acquisition, contingent consideration obligations were recognized relating to earn out payments equal to 10% of the net sales of the lead product candidate NBS10 (in the event of and following the date of first commercial sale of NBS10), provided that in the event NeoStem sublicenses NBS10, the applicable earn out payment will be equal to 30% of any sublicensing fees, and provided further that NeoStem will be entitled to recover direct out-of-pocket clinical development costs not previously paid or reimbursed and any costs, expenses, liabilities and settlement amounts arising out of claims of patent infringement or otherwise challenging Amorcyte’s right to use intellectual property, by reducing any earn out payments due by 50% until such costs have been recouped in full (the “Earn Out Payments”). The contingent consideration fair value increased from $5.5 million as of December 31, 2014 to $5.6 million as of March 31, 2015. The change in estimated fair value is based on the impact of the time progression through the PreSERVE AMI Phase 2 clinical trial from December 31, 2014 to March 31, 2015, and has been recorded in other expenses in our consolidated statement of operations.

•
In May 2014, in connection with the CSC Acquisition, contingent consideration obligations were recognized relating to milestone payments of up to $90.0 million, based on the achievement of certain milestones associated with the future development of the acquired programs. The contingent consideration fair value increased from $12.8 million as of December 31, 2014 to $13.2 million as of March 31, 2015. The change in estimated fair value is based on the impact of the time progression to reach those milestones as of March 31, 2015, and has been recorded in other expenses in our consolidated statement of operations.

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

Index

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015, and December 31, 2014 (in thousands):

	March 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities - available for sale	$—	$—	$—	$—	$—	$7,080.0	$—	$7,080.0
	$—	$—	$—	$—	$—	$7,080.0	$—	$7,080.0

Liabilities:
Contingent consideration	$—	$—	$18,810.0	$18,810.0	$—	$—	$18,260.0	$18,260.0
	$—	$—	$18,810.0	$18,810.0	$—	$—	$18,260.0	$18,260.0

There were no transfers of financial instruments to or from Levels 1, 2 or 3 during the periods presented. For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the three months ended March 31, 2015 by type of instrument (in thousands):

	Three Months Ended
	March 31, 2015
	Contingent Consideration	Total
Beginning liability balance	$18,260.0	$18,260.0
Change in fair value recorded in operations	550.0	550.0
Ending liability balance	$18,810.0	$18,810.0

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

Note 8 – Goodwill and Other Intangible Assets

The Company's goodwill was $25.2 million as of March 31, 2015 and December 31, 2014.

The Company's intangible assets and related accumulated amortization as of March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

Index

		March 31, 2015			December 31, 2014
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	10 years	$1,000.0	$(420.1)	$579.9	$1,000.0	$(395.1)	$604.9
Manufacturing technology	10 years	3,900.0	(1,638.4)	2,261.6	3,900.0	(1,540.9)	2,359.1
Tradename	10 years	800.0	(336.1)	463.9	800.0	(316.1)	483.9
In process R&D	Indefinite	43,690.0	—	43,690.0	43,690.0	—	43,690.0
Patent rights	19 years	669.0	(255.3)	413.7	669.0	(246.5)	422.5
Total Intangible Assets		$50,059.0	$(2,649.9)	$47,409.1	$50,059.0	$(2,498.6)	$47,560.4

Total intangible amortization expense was classified in the operating expense categories for the periods included below as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenue	$79.2	$79.2
Research and development	27.1	27.1
Selling, general and administrative	45.0	45.0
Total	$151.3	$151.3

Estimated intangible amortization expense on an annual basis for the succeeding five years is as follow (in thousands):

2015	$453.9
2016	605.2
2017	605.2
2018	605.2
2019	605.2
Thereafter	44,534.4
Total	$47,409.1

Note 9 – Accrued Liabilities

Accrued liabilities as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014
Salaries, employee benefits and related taxes	$3,335.9	$2,807.2
Professional fees	463.6	495.4
Other	1,924.3	1,020.3
Total	$5,723.8	$4,322.9

Note 10 – Debt

Notes Payable

As of March 31, 2015 and December 31, 2014, the Company had notes payable of approximately $1.7 million and $1.6 million, respectively. The notes relate to certain insurance policies and equipment financings, require monthly payments, and mature within one to three years.

Long-Term Debt

On September 26, 2014, the Company entered into a loan and security agreement (the “Loan and Security Agreement”)

Index

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

The Company will make interest-only payments on the outstanding amount of Term Loans on a monthly basis until October 1, 2015 at a rate of 8.50% per annum; provided however, such interest-only period may be extended to April 1, 2016, in the event of either (1) the signing of a partnership for (x) traumatic brain injury indication for the Company's Ischemic Repair Program or for its VSELTM Program or (y) critical limb ischemia indication for its Ischemic Repair Program; or (2) the initiation of the Intus Phase 3 study evaluating the Company's product candidate NBS20 (also referred to as DC/TC) in patients with Stage IV or recurrent Stage III metastatic melanoma. Commencing on the date that principal payments commence, the Company will make consecutive monthly payments of principal and interest based upon a repayment schedule equal to (a) 36 months, if the Term Loans begin amortizing on October 1, 2015, or (b) 30 months, if the Term Loans begin amortizing on April 1, 2016. The Term Loans mature on September 1, 2018. At its option, the Company may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest), subject to a prepayment fee that is determined based on the date the loan is prepaid. The Company is also required to pay Lender a final payment fee equal to 8% of the Term Loan A and Term Loan B (if disbursed). The final payment fee will be amortized to interest expense throughout the life of the Term Loans using the effective interest rate method. The Company paid a facility fee in the amount of $100,000 in connection with Term Loan A.

Under the Loan and Security Agreement and a related mortgage, the Company granted to Lender a security interest in all of the Company’s real property and personal property now owned or hereafter acquired, excluding intellectual property, and certain other assets and exemptions. The Company also entered into a Mortgage and Absolute Assignment of Leases and Rents (the "Mortgage"). The Company also granted Lender a security interest in the shares of the Company’s subsidiaries. The Loan and Security Agreement restricts the ability of the Company to: (a) convey, lease, sell, transfer or otherwise dispose of any part of its business or property; and (b) incur any additional indebtedness. The Loan and Security Agreement provides for standard indemnification of Lender and contains representations, warranties and certain covenants of the Company. Upon the occurrence of an event of default by the Company under the Loan and Security Agreement, Lender will have customary acceleration, collection and foreclosure remedies. There are no financial covenants associated to the Loan and Security Agreement. As of March 31, 2015, the Company was in compliance with all covenants under the Loan and Security Agreement.

Estimated future principal payments, interest, and fees due under the Loan and Security Agreement, assuming the Company does not draw down on the Term B Loan, are as follows:

Years Ending December 31,	(in millions)
2015	$2.1
2016	5.7
2017	5.7
2018	5.4
Total	$18.9

During the three months ended March 31, 2015, the Company recognized $0.3 million of interest expense related to the Loan and Security Agreement.

Note 11 – Shareholders' Equity

Equity Issuances

Index

In March 2014, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provides that, subject to certain terms and conditions, Aspire Capital is committed to purchase up to an aggregate of $30.0 million worth of shares (up to a maximum of 5.7 million shares) of the Company’s common stock over the 24-month term. At the Company’s discretion, it may present Aspire Capital with purchase notices from time to time to purchase the Company’s common stock, provided certain price and other requirements are met. The purchase price for the shares of stock is based upon one of two formulas set forth in the Purchase Agreement depending on the type of purchase notice the Company submits to Aspire Capital, and is based on market prices of the Company’s common stock (in the case of regular purchases) or a discount of 5% applied to volume weighted average prices (in the case of VWAP purchases), in each case as determined by parameters defined in the Purchase Agreement. As consideration for entering into the Purchase Agreement, we issued 150,000 shares of our common stock to Aspire Capital. During the three months ended March 31, 2015, the Company issued 2.2 million shares of common stock under the provisions of the Purchase Agreement with Aspire for gross proceeds of approximately $7.4 million. As of March 31, 2015, the remaining amount available to the Company under the Purchase Agreement was $11.7 million, subject to an issuance limit of 1.4 million shares.

Stock Options and Warrants

The following table summarizes the activity for stock options and warrants for the three months ended March 31, 2015:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2014	4,427,234	$9.19	6.93	$28.6	3,550,956	$14.12	2.12	$1.0

Changes during the period:
Granted	2,121,488	$3.68			—	$—
Exercised	—	$—			—	$—
Forfeited	(81,097)	$6.92			—	$—
Expired	(96,092)	$7.18			(5,200)	$14.20
Outstanding at March 31, 2015	6,371,533	$7.41	7.70	$—	3,545,756	$14.12	1.88	$—
Vested at March 31, 2015 or expected to vest in the future	5,841,147	$7.67	7.52	$—	3,545,756	$14.12	1.88	$—
Vested at March 31, 2015	3,720,160	$9.11	6.62	$—	3,545,756	$14.13	1.88	$—

Restricted Stock

During the three months ended March 31, 2015 and 2014, the Company issued restricted stock for services as follows ($ in thousands, except share data):

	Three Months Ended March 31,
	2015	2014
Number of Restricted Stock Issued	818,004	329,698
Value of Restricted Stock Issued	$2,955.8	$2,511.7

The weighted average estimated fair value of restricted stock issued for services in the three months ended March 31, 2015 and 2014 was $3.61 and $7.62 per share, respectively. The fair value of the restricted stock was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock issuances are generally within one year.

Note 12 – Share-Based Compensation

Share-based Compensation

Index

We utilize share-based compensation in the form of stock options, warrants and restricted stock.  The following table summarizes the components of share-based compensation expense for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of goods sold	$116.9	$138.1
Research and development	422.7	476.8
Selling, general and administrative	3,176.1	3,278.7
Total share-based compensation expense	$3,715.7	$3,893.6

Total compensation cost related to nonvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at March 31, 2015 were as follows ($ in thousands):

	Stock Options	Warrants	Restricted Stock
Unrecognized compensation cost	$7,226.2	$7.5	$213.9
Expected weighted-average period in years of compensation cost to be recognized	5.17	0.30	0.18

Total fair value of shares vested and the weighted average estimated fair values of shares granted for the three months ended March 31, 2015 and 2014 were as follows ($ in thousands):

	Stock Options		Warrants
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
Total fair value of shares vested	$2,706.2	$1,927.4	$6.8	$8.7
Weighted average estimated fair value of shares granted	$2.44	$5.47	$—	$—

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

Note 13 – Income Taxes

As of December 31, 2014, the Company had approximately $177.2 million of Federal net operating loss carryforwards (NOLs) available to offset future taxable income expiring from 2025 through 2033. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s NOLs could be limited in the event of a change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible.  If a change of ownership did occur there would be an annual limitation on the usage of the Company’s losses which are available through 2032.

In assessing the realizability of deferred tax assets, including the NOLs, the Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize its existing deferred tax assets.  Based on its assessment, the Company has provided a full valuation allowance against its net deferred tax assets as their future utilization remains uncertain at this time.

Deferred tax liabilities were $18.2 million and $18.2 million as of March 31, 2015 and December 31, 2014, respectively, and relate to the taxable temporary differences on (i) the goodwill recognized in the PCT acquisition in 2011, (ii) the in-process R&D intangible asset recognized in the Amorcyte Acquisition in 2011, and (iii) the in-process R&D intangible asset recognized in the CSC Acquisition in 2014. The taxable temporary difference associated with the goodwill, which is tax deductible and will be amortized over 15 years, will continue to increase the deferred tax liability balance over the amortization period, with an associated charge to the tax provision in each period. The deferred tax liabilities will only reverse when these indefinite-lived assets are sold, impaired, or reclassified from an indefinite-lived asset to a finite-lived asset.

Index

As of March 31, 2015, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

The Company's Federal tax returns are currently being audited for the years 2012 and 2013. For years prior to 2011 the federal statute of limitations is closed for assessing tax. The Company’s state tax returns remain open to examination for a period of 3 to 4 years from date of filing. The Company ceased doing business in China in 2012.  After 2012, the Company had no foreign tax filing obligations.  The returns filed for 2012 and prior are subject to examination for 5 years.

Note 14 – Commitments and Contingencies

Lease Commitments

The Company leases offices, of which certain have escalation clauses and renewal options, and also leases equipment under certain noncancelable operating leases that expire from time to time through 2018. In January 2014, the Company signed a new lease for a larger space at its New York office located at 420 Lexington Avenue, New York, NY 10170. This property is used as the Company's corporate headquarters. The new lease extends through 2018. In connection with the CSC Acquisition, the Company assumed a facility lease in Irvine, California, with a termination at the end of 2017. We recently signed an amendment expanding our office space in Irvine by 4,000 square feet, and extending the term through 2021. In accordance with the amendment, we plan to occupy the additional space by the second quarter of 2015.

We recently entered into an assignment agreement with an unaffiliated third party, effective February 19, 2015, for general office space located in Basking Ridge, New Jersey. The space is approximately 18,000 rentable square feet. Pursuant to the agreement, we are not obligated to make any payments for the space until January 2016.The base monthly rent during the period ending January 31, 2016 is currently $25,000 and the lease term ends July 31, 2020. In addition, there are two (2) five (5) year renewal options. In connection with the assumption of the lease, the third party (a) conveyed its rights in various scheduled furniture and equipment and (b) paid the Company approximately $580,000 which will offset the future rental payments to be paid by NeoStem until mid 2016. The amount paid to the Company included a security deposit of approximately $115,000.

A summary of future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year as of March 31, 2015 are as follows (in thousands):

Years ended	Operating Leases
2015	$1,439.3
2016	2,039.3
2017	1,841.0
2018	1,023.8
2019 and thereafter	1,909.2
Total minimum lease payments	$8,252.6

Expense incurred under operating leases was approximately $0.4 million and 0.2 million for the three months ended March 31, 2015 and 2014, respectively.

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

Index

believe that the outcome of any pending claims will have a material adverse effect on the Company's financial condition or operating results.

Note 15 – Subsequent Events

Common Stock Issuances

Pursuant to the Purchase Agreement with Aspire (see Note 12), from April 1, 2015 through May 4, 2015, Aspire has purchased 0.8 million shares of the Company's common stock for an aggregate consideration of approximately $2.0 million.

2015 Aspire Agreement
On May 4, 2015, the Company entered into a Common Stock Purchase Agreement with Aspire, whereby Aspire is committed to purchase up to an aggregate of $30 million of shares of NeoStem common stock over a 24-month term.

Long-Term Debt: Interest-Only Period Extension

On April 29, 2015, the Company announced that the first patient in the Intus Study has been randomized. In accordance with the Company's Loan and Security Agreement with Oxford (see Note 10), based on the initiation of this study, the interest-only payment period on Term Loan A has been extended to April 1, 2016.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” herein and under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2014.

Overview

NeoStem, Inc. (“we,” “NeoStem” or the “Company”) is a vertically integrated, clinical-stage biopharmaceutical company that is pursuing the preservation and enhancement of human health through the development of individualized cell-based therapeutics that leverage the body’s natural ability to heal and fight disease. Our diversified pipeline and unique capabilities for innovative, cost-effective and efficient in-house development set us apart in this emerging industry as we work to fundamentally change the treatment paradigm for several serious diseases. In the coming weeks, NeoStem intends to change its corporate name and brand identity. The new corporate name is another step in the evolution of the Company, emphasizing our unique integrated approach to cell therapy and our therapeutic development focus on immune therapy.

Our most advanced clinical program is based on our dendritic cell/cancer cell technology. It is focused on the development of an innovative cancer treatment that is designed to target the cells responsible for tumor growth and metastasis, known as cancer or tumor initiating cells (CICs), using purified CICs from a patient’s own tumor as an antigen source to induce or enhance an anti-tumor immune response in the patient. Our lead product candidate based on this platform technology, NBS20, targets malignant melanoma as an initial indication. NBS20 is being studied in patients with recurrent Stage III or Stage IV metastatic melanoma. The program has been granted Fast Track and Orphan designation by the Food and Drug Administration (FDA) as well as Advanced Therapeutic Medicinal Product classification by the European Medicines Agency (EMA). The protocol for the Phase 3 study, known as the Intus study, is the subject of a Special Protocol Assessment (SPA) by FDA. Our SPA letter states that our Phase 3 clinical trial is adequately designed to provide the necessary data that, depending on outcome, could support a Biologics License Application (BLA) seeking marketing approval of NBS20. This protocol calls for randomizing 250 patients. Patient screening began in the first quarter of 2015 and randomization of the first patient was announced in April 2015. Interim analysis of the data is targeted for the fourth quarter of 2017. We are also evaluating other clinical indications for which we may advance this program, including ovarian, liver, colon and lung cancers.
We are also developing therapies that are designed to utilize CD34 cells to regenerate tissue impacted by ischemia. Ischemia occurs when the supply of oxygenated blood in the body is restricted, causing local tissue distress and death. Results of ischemia include conditions such as acute myocardial infarction (heart attack) (AMI), chronic heart failure (CHF) and critical limb ischemia (CLI). We seek to improve oxygen delivery to affected tissues through the development and formation of new blood vessels. Initial investigations for this therapeutic platform have focused on NBS10, our most clinically advanced product candidate in our ischemic repair program. NBS10 is designed to prevent heart failure and major adverse cardiac events following a severe heart attack, known as an ST segment elevation myocardial infarction (STEMI). At the American Heart Association’s Scientific Sessions in November 2014, we reported six month data from the primary analysis of our 161 patient PreSERVE AMI study, and at the American College of Cardiology's 64th Annual Scientific Sessions and Expo in March 2015, we presented updated safety and exploratory efficacy results from the 12 month follow-up for the PreSERVE AMI trial. Our interim conclusions based on the six and twelve month results, which represent twelve and eighteen months median of patient follow-up respectively, are that (i) there is a CD34 does-dependent trend in reduction of major adverse cardiac events (MACE), including a signal for a mortality benefit based on the 12 month data; (ii) there is a signal for reduction in frequency in serious adverse events (SAEs) in higher dose groups based on the 12 month data; (iii) there is a CD34 cell dose-dependent trend in improvement of left ventricular ejection fraction and reduction in infarct size; and (iv) there is no correlation between experimental endpoint of perfusion and treatment.
We expect to complete the PreSERVE AMI study as defined through the final three-year follow-up and, in the meantime, plan to refine our development plan in consultation with our medical advisory board and relevant authorities in the second half of 2015. We also are evaluating other clinical indications that involve ischemia into which we may advance this program, including CLI and CHF.
We are also developing a therapy that is designed to utilize Regulatory T Cells (Tregs) to treat diseases caused by imbalances in an individual's immune system. This novel approach seeks to restore immune balance by enhancing Treg cell number and function.  Tregs are a natural part of the human immune system and regulate the activity of T effector cells, the cells that are responsible for protecting the body from viruses and other foreign antigens. When Tregs function properly, only harmful foreign materials are attacked by T effector cells. In autoimmune disease, it is thought that deficient Treg activity permits the T effector

Index

cells to attack the body's own tissues. We have received a letter from the FDA stating that we may proceed on a Phase 2 study of NBS03D, a Treg based therapeutic being developed to treat type 1 diabetes mellitus (T1DM) in adolescents, and we plan to initiate the trial in late 2015 or 2016 depending on resource availability. We are evaluating other clinical indications into which we may advance this program, including steroid resistant asthma, multiple sclerosis, chronic obstructive pulmonary disease, inflammatory bowel disease, graft versus host disease, lupus, and rheumatoid arthritis.
Finally, we are actively exploring means to facilitate development in Japan, including filing an IND in Japan for one or more programs under Japan’s regenerative medicine law. Japan’s regenerative medicine law enables an expedited path to conditional approval for regenerative medicine products that show sufficient safety evidence and signals of efficacy. Potential indications for this unique opportunity include, among others, our immune-oncology program in liver cancer and our ischemic repair program in CLI.
We believe that cell-based therapies have the potential to create a paradigm change in the treatment for a variety of diseases and conditions and we are evaluating other programs that we view as holding particular promise, including an aesthetics program for a topical skin application and a very small embryonic like (VSELTM) stem cell program for the treatment of retinal degeneration, bone restoration and wound healing.
Through our wholly owned subsidiary, Progenitor Cell Therapy, LLC ( PCT), we are recognized as a world industry leader in providing high quality innovative and reliable manufacturing capabilities and engineering solutions (e.g., process development) in the development of cell-based therapies. We currently operate three facilities qualified under Good Manufacturing Practices (cGMPs) in Allendale, NJ, Mountain View, CA and Irvine, CA, and are poised to expand our facilities internationally. In addition to leveraging this core expertise in the development of our own products, we partner opportunistically with other industry leaders who recognize our unique ability to significantly improve their manufacturing processes and supply clinical and commercial material.
We look forward to further advancement of our cell-based therapies to the market and to helping patients suffering from life-threatening medical conditions. Coupling our development expertise with our strong process development and manufacturing capability, we believe the stage is set for us to realize meaningful clinical development of our own proprietary platform technologies and manufacturing advancements, further positioning NeoStem as a leader in the cell therapy industry.
Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net loss for the three months ended March 31, 2015 was approximately $19.2 million compared to $13.8 million for the three months ended March 31, 2014.

Revenues

For the three months ended March 31, 2015, total revenues were approximately $3.2 million compared to $4.1 million for the three months ended March 31, 2014, representing a decrease of $0.9 million, or 22%, which was primarily due to lower reported Clinical Services revenues. The decline, however, was impacted by the net incremental deferral of $1.2 million of additional revenue during the three months ended March 31, 2015, based on our revenue recognition policy, as further discussed below. Revenues were comprised of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Clinical Services	$1,463.0	$2,567.0
Clinical Services Reimbursables	528.5	748.0
Processing and Storage Services	1,060.7	740.6
Other	120.0	—
	$3,172.3	$4,055.6

•
Clinical Services were approximately $1.5 million for the three months ended March 31, 2015 compared to $2.6 million for the three months ended March 31, 2014, representing a decrease of approximately $1.1 million or 43%. The decrease was primarily due to $0.6 million of lower process development revenue and $0.5 million of lower clinical manufacturing revenue.

Index

◦
Process Development Revenue - Process development revenues were approximately $0.2 million for the three months ended March 31, 2015 compared to $0.8 million for the three months ended March 31, 2014. The decline, however, was impacted by the net incremental deferral of $1.3 million in additional process development revenue during the three months ended March 31, 2015. In accordance with our revenue recognition policy, process development revenue is recognized upon contract completion (i.e., when the services under a particular contract are completed). Accordingly, there were numerous process development contracts still in process as of March 31, 2015, resulting in approximately $4.5 million of deferred process development revenue as of March 31, 2015. Process development revenue will continue to fluctuate from period to period as a result of our process development revenue recognition policy, and the timing upon when services for a contract are completed.

◦
Clinical Manufacturing Revenue - Clinical manufacturing revenues were approximately $1.3 million for the three months ended March 31, 2015 compared to $1.8 million for the three months ended March 31, 2014. The decrease is primarily due to a decrease in the number of patients our customers have enrolled and treated in clinical trials, which number varies depending on the stage of the clinical trial.

•
Clinical Services Reimbursables were approximately $0.5 million for the three months ended March 31, 2015 compared to $0.7 million for the three months ended March 31, 2014, representing a decrease of approximately $0.2 million or 29%. Generally, clinical services reimbursables correlate with clinical services revenues. However, differences in the cost of supplies to be reimbursed can vary greatly from contract to contract based on the cost of supplies needed for each client's manufacturing and development process and may impact this correlation. In addition, our terms for billing reimbursable expenses do not include a significant mark-up in the acquisition cost of such consumables, and as a result, changes in this revenue category have little impact on our gross profit and net loss.

•
Processing and Storage Services were approximately $1.1 million for the three months ended March 31, 2015 compared to $0.7 million for the three months ended March 31, 2014, representing an increase of approximately $0.3 million or 43%. The increase was primarily due to higher volume for our oncology stem cell processing services.

Operating Costs and Expenses of Revenues

     For the three months ended March 31, 2015, operating costs and expenses totaled $21.3 million compared to $17.6 million for the three months ended March 31, 2014, representing an increase of $3.7 million or 21%. Operating costs and expenses were comprised of the following:

•
Cost of revenues were approximately $3.4 million for the three months ended March 31, 2015 compared to $3.8 million for the three months ended March 31, 2014, representing a decrease of $0.5 million or 12%. Overall, negative gross profit for the three months ended March 31, 2015 was $0.2 million or 6%, compared to gross profit for the three months ended March 31, 2014 of $0.2 million or 6%. Gross profit percentages generally will increase/decrease as Clinical Service revenue increases/decreases. However, gross profit percentages will also fluctuate from period to period due to the mix of service and reimbursable revenues and costs.

•
Research and development expenses were approximately $6.8 million for the three months ended March 31, 2015 compared to $4.8 million for the three months ended March 31, 2014, representing an increase of approximately $2.0 million, or 43%.

◦
Immuno-oncology - Immuno-oncology expenses, including expenses associated with the Intus Phase 3 clinical trial for our lead immunotherapy product candidate NBS20, were $1.9 million for the three months ended March 31, 2015. The targeted cancer immunotherapy program was acquired in the acquisition of California Stem Cell, Inc. (CSC) (the "CSC Acquisition").

◦
Ischemic Repair - Ischemic repair expenses were $2.6 million for the three months ended March 31, 2015, representing an increase of approximately $0.3 million compared to the three months ended March 31, 2014. Expenses associated with a potential critical limb ischemia development program in Japan were $1.0 million for the three months ended March 31, 2015. These expenses were partially offset by approximately $0.6 million of lower costs associated with the PreSERVE AMI Phase 2 clinical trial for our product candidate NBS10 for the three months ended March 31, 2015 compared to the same period in the prior year period.

Index

◦
Immune Modulation - Immune modulation expenses, including our efforts focused on initiating our Phase 2 study of NBS03D in type 1 diabetes, were $1.3 million for the three months ended March 31, 2015, representing a slight increase compared to the three months ended March 31, 2014.

◦
Other - Other research and development expenses were $1.0 million for the three months ended March 31, 2015, representing a decrease of approximately $0.2 million compared to the three months ended March 31, 2014. The decrease was due to lower expenses in non-core programs during the three months ended March 31, 2015 compared to the prior year, and lower equity-based compensation expense for the three months ended March 31, 2015 compared to the prior year period.

•
Selling, general and administrative expenses were approximately $11.1 million for the three months ended March 31, 2015 compared to $9.0 million for the three months ended March 31, 2014, representing an increase of approximately $2.1 million, or 24%. Equity-based compensation included in selling, general and administrative expenses for the three months ended March 31, 2015 was approximately $3.2 million, compared to approximately $3.3 million for the three months ended March 31, 2014, representing an decrease of $0.1 million. Equity-based compensation expense is expected to fluctuate in future quarters as equity-linked instruments are used to compensate employees, consultants and other service providers. Non-equity-based general and administrative expenses for the three months ended March 31, 2015 were approximately $7.9 million, compared to approximately $5.7 million for the three months ended March 31, 2014, representing an increase of $2.2 million. The increase was primarily related to one-time expenses associated with executive management changes in the first quarter of 2015, including new hire compensation-related costs as well as separation-related costs during the three months ended March 31, 2015. In addition, the increase reflects additional operating activities in connection with the CSC Acquisition on May 8, 2014. These increases were partially offset by lower strategic and corporate development activities for the three months ended March 31, 2015 compared to the same period in the prior year.

Historically, to minimize our use of cash, we have used a variety of equity and equity-linked instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.

Other Income (Expense)

Other expense, net, was $546,000 for the three months ended March 31, 2015, compared with $190,000 for the three months ended March 31, 2014, and primarily relates to the increases in the estimated fair value of our contingent consideration liabilities as a result of time lapses associated with potential earn out payments on the net sales of our product candidate NBS10 (in the event of and following the date of first commercial sale of NBS10) and potential future milestone payments related to the CSC acquisition.

Interest expense was $551,000 for the three months ended March 31, 2015, compared with $94,000 for the three months ended March 31, 2014. The increase was primarily due to interest expense associated with the $15.0 million loan from Oxford Finance LLC in September 2014.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2015 and March 31, 2014 relate to the taxable temporary differences on the goodwill recognized in the PCT acquisition in 2011, which is being amortized over 15 years for tax purposes. A tax provision will continue to be recognized each period over the amortization period, and will only reverse when the goodwill is eliminated through a sale, impairment, or reclassification from an indefinite-lived asset to a finite-lived asset.

Analysis of Liquidity and Capital Resources

At March 31, 2015 we had cash and cash equivalents and marketable securities of approximately $19.1 million, working capital of approximately $11.6 million, and stockholders’ equity of approximately $50.4 million.

During the three months ended March 31, 2015, we met our immediate cash requirements through revenue generated from our PCT operations, existing cash balances, and the issuance of our common stock under our $30 million common stock purchase agreement with Aspire (the "2014 Purchase Agreement"). Additionally, we used equity and equity-linked instruments to pay for services and compensation.

Index

Net cash provided by or used in operating, investing and financing activities from continuing operations were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(14,240.3)	$(11,253.5)
Net cash provided by (used in) investing activities	6,704.5	(1,239.6)
Net cash provided by financing activities	7,493.0	7,719.0

Operating Activities

Our cash used in operating activities in the three months ended March 31, 2015 totaled approximately $14.2 million, which is the sum of (i) our net loss of $19.2 million, adjusted for non-cash expenses totaling $4.9 million (which includes adjustments for equity-based compensation, depreciation and amortization, and changes in acquisition-related contingent consideration liabilities), and (ii) changes in operating assets and liabilities providing approximately $0.05 million.

Our cash used in operating activities in the three months ended March 31, 2014 totaled approximately $11.3 million, which is the sum of (i) our net loss of $13.8 million, adjusted for non-cash expenses totaling $4.6 million (which includes adjustments for equity-based compensation and depreciation and amortization), and (ii) changes in operating assets and liabilities providing approximately $2.0 million.

 Investing Activities

During the three months ended March 31, 2015, we spent approximately $0.3 million for property and equipment. In addition, we sold approximately $7.0 million marketable securities available for sale.

During the three months ended March 31, 2014, we spent approximately $1.2 million for property and equipment.

Financing Activities

During the three months ended March 31, 2015, our financing activities consisted of the following:

•	We raised gross proceeds of approximately $7.4 million through the issuance of approximately 2.2 million shares of common stock under the provisions of the 2014 Purchase Agreement with Aspire.
During the three months ended March 31, 2014, our financing activities consisted of the following:

•	We raised gross proceeds of approximately $5.6 million through the issuance of approximately 0.8 million shares of common stock under the provisions of our equity line of credit with Aspire.

•	We raised approximately $1.4 million from the exercise warrants and options.

Liquidity and Capital Requirements Outlook

Liquidity

We anticipate requiring additional capital in order to fund the development of cell therapy product candidates, particularly in our Targeted Cancer Immunotherapy Program, Ischemic Repair Program and Immune Modulation Program, as well as to engage in strategic transactions. The most significant funding needs are anticipated to be in connection with the conduct of our Intus study which is expected to cost approximately $43 million, for which we began activating clinical sites during the fourth quarter of 2014, and other costs related to the targeted cancer immunotherapy operations acquired in connection with the CSC Acquisition. The CSC Acquisition and the interim results of our PreSERVE AMI Phase 2 clinical trial reported in November 2014 could result in our re-prioritizing the development of certain of our other earlier stage clinical trials. We also anticipate requiring additional capital to grow the PCT business, including implementing additional automation capabilities and pursuing plans to establish commercial capacity, harmonize across locations, strengthen quality systems and expand internationally. We recently completed expansion in the Allendale, New Jersey facility adding laboratory, clean room suites and support facilities, and completed expansion

Index

in the Mountain View, California facility adding manufacturing capacity with additional clean rooms, laboratory space and support facilities, and plan to increase manufacturing capacity to enable continuous cGMP improvement in Mountain View.

To meet our short and long term liquidity needs, we currently expect to use existing cash balances, our revenue generating activities, and a variety of other means. Those other means include the continued use of a common stock purchase agreement with Aspire. In 2014, we entered into a $30 million Purchase Agreement, of which we had $11.7 million remaining available (subject to an issuance limit of 1.4 million shares) at March 31, 2015. In addition, on May 4, 2015, we entered into a new Common Stock Purchase Agreement with Aspire, whereby Aspire is committed to purchase up to an aggregate of $30 million of shares of NeoStem common stock over a P24M-month term. In addition, in September 2014, we entered into a loan and security agreement with Oxford Finance LLC and to date received $15.0 million of a potential $20.0 million in gross proceeds. In connection with the $15.0 million loan, we repaid all outstanding amounts due under two loans from TD Bank, N.A. in the amount of approximately $3.1 million, and paid debt offering/issuance costs and interim period interest, resulting in net proceeds from the loan of $11.7 million. The additional $5.0 million loan may be obtained if we enter into a strategic arrangement with respect to NBS10 and receive an upfront payment of not less than $10.0 million in connection therewith, before September 19, 2015. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, additional warrant exercises, option exercises, partnerships and/or collaborations, and/or sale of assets. In addition, we expect to continue to seek as appropriate grants for scientific and clinical studies from the California Institute for Regenerative Medicine, National Institutes of Health, Department of Defense, and other US and other governmental agencies and foundations. There can be no assurance that we will be successful in qualifying for or obtaining such grants. Our history of operating losses and liquidity challenges, may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of biopharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations. We believe that our current cash balances and revenue generating activities, along with access to the 2014 Purchase Agreement, will be sufficient to fund the business through the next 12 months.

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

Commitments and Contingencies

The following table summarizes our obligations to make future payments under current contracts as of March 31, 2015 (in thousands):

Payments Due Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Notes Payable	$1,723.9	$1,061.6	$662.3	$—	$—
Long Term Debt	16,200.1	2,243.0	9,985.1	3,972.0	—
Purchase Obligations	750.6	333.6	417.0	—	—
Operating Lease Obligations	8,252.6	1,940.0	3,668.5	1,973.5	670.6
Total	$26,927.2	$5,578.2	$14,732.9	$5,945.5	$670.6

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

Index

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

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2015, compared to those reported in our 2014 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates. Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our investments in marketable securities, which consist primarily of short-term money market funds and municipal debt securities. However, as of March 31, 2015, we held no investments or marketable securities. Additionally, our outstanding $15.0 million long-term loan with Oxford Finance LLC, representing our largest component of debt, has a fixed interest rate until 2018, and is not subject to interest rate exposure. As a result, we have no material exposure to market risk related to interest rate changes as of March 31, 2015.

ITEM 4.  CONTROLS AND PROCEDURES.

(a)  Disclosure Controls and Procedures

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

As of March 31, 2015, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified

Index

in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15, that occurred during the Company’s last quarter to which this Quarterly Report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
There are no material changes to the disclosures previously reported in our 2014 Form 10-K.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously reported in our 2014 Form 10-K. See the risk factors set forth in the Company's Annual Report on our 2014 Form 10-K under the caption "Item 1 A - Risk Factors."

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously reported, and as follows:
The Company has agreed to issue equity to certain consultants for services. Effective March 19, 2015, pursuant to a three month agreement for consulting services in investor relations and other specified matters, the Company agreed to issue to a consultant 40,000 shares of the Company's restricted common stock vesting as to 20,000 shares on execution and as to 20,000 shares on May 31, 2015.
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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Common Stock Purchase Agreement

On May 4, 2015, the Company entered into a common stock purchase agreement (the “2015 Purchase Agreement”) with Aspire Capital Fund, LLC, (“Aspire Capital”), pursuant to which Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares of NeoStem common stock (the “Purchase Shares”).  The Company and Aspire Capital were parties to two Common Stock Purchase Agreements, the latest is the 2014 Purchase Agreement, dated March 10, 2014 (the "2014 Purchase Agreement").

Summary of Terms of 2015 Purchase Agreement

On any business day after the Commencement Date (as defined below) and over the 24-month term of the 2015 Purchase Agreement, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”) directing Aspire Capital to purchase up to 50,000 Purchase Shares per business day; however, no sale pursuant to such a Purchase Notice may exceed five hundred thousand dollars ($500,000) per business day, unless the Company and Aspire Capital mutually agree. The Company and Aspire Capital also may mutually agree to increase the number of shares that may be sold to as much as an additional 2,000,000 Purchase Shares per business day. The purchase price per Purchase Share pursuant to such Purchase Notice (the “Purchase Price”) is the lower of (i) the lowest sale price for the NeoStem common stock on the date of sale or (ii) the average of the three lowest closing sale prices for the NeoStem common stock during the 12 consecutive business days

Index

ending on the business day immediately preceding the purchase date. The applicable Purchase Price will be determined prior to delivery of any Purchase Notice.

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

The number of Purchase Shares covered by and timing of each Purchase Notice or VWAP Purchase Notice are determined at the Company’s discretion. The aggregate number of shares that the Company can sell to Aspire Capital under the 2015 Purchase Agreement may in no case exceed 7,990,123 shares of our common stock (which is equal to approximately 19.9% of the common stock outstanding on the date of the 2015 Purchase Agreement, including the 364,837 shares of the Company’s common stock (the “Commitment Shares”) to be issued to Aspire Capital in consideration for entering into the 2015 Purchase Agreement) (the “Exchange Cap”), unless (i) shareholder approval is obtained to issue more, in which case the Exchange Cap will not apply, or (ii) stockholder approval has not been obtained and at any time the Exchange Cap is reached and at all times thereafter the average price paid for all shares issued under the 2015 Purchase Agreement (including the Commitment Shares) is equal to or greater than $2.78 (the “Minimum Price”), a price equal to the consolidated closing bid price of the Company’s common stock on the date of the 2015 Purchase Agreement; provided that at no time shall Aspire Capital (together with its affiliates) beneficially own more than 19.9% of the Company’s common stock.

The 2015 Purchase Agreement contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions. Sales under the 2015 Purchase Agreement may commence only after certain conditions have been satisfied (the date on which all requisite conditions have been satisfied being referred to as the “Commencement Date”), which conditions include the delivery to Aspire Capital of a prospectus supplement covering the Commitment Shares and the Purchase Shares, approval for listing on Nasdaq of the Purchase Shares and the Commitment Shares, the issuance of the Commitment Shares to Aspire Capital, and the receipt by Aspire Capital of a customary opinion of counsel and other certificates and closing documents.  Either party shall have the option to terminate the 2015 Purchase Agreement in the event the Commencement Date has not occurred by May 19, 2015.  The 2015 Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost or penalty.

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

Registration Rights

In connection with the 2015 Purchase Agreement, the Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Aspire Capital, dated May 4, 2015. The Registration Rights Agreement provides, among other things, that the Company will register the sale of the Commitment Shares and the Purchase Shares to Aspire Capital pursuant to the Company’s existing shelf registration statement or a new registration statement (the “Registration Statement”). The Company further agreed to keep the Registration Statement effective and to indemnify Aspire Capital for certain liabilities in connection with the sale of the Securities under the terms of the Registration Rights Agreement.

The foregoing descriptions of the 2015 Purchase Agreement and the Registration Rights Agreement are not complete and are qualified by reference to the full text of such documents, copies of which are filed as Exhibits 10.1 and 4.1, respectively,

Index

to this Quarterly Report and are incorporated herein by reference. The representations and warranties contained in the 2015 Purchase Agreement, which are qualified by the disclosure schedules thereto, are solely for the purpose of allocating contractual risk between the parties, are not for the benefit of any party other than the parties to such agreements and are not intended as documents for investors and the public to obtain factual information about the current state of affairs of the parties thereto. Rather, investors and the public should look to other disclosures contained in the Company’s filings with the SEC.

Shareholder Director Nominations
The 2015 Annual Meeting of Stockholders (the “2015 Annual Meeting”) of NeoStem, Inc. will be held on Monday, July 14, 2015.  Since the date of the 2015 Annual Meeting is more than 30 days before the date of the Company’s 2014 Annual Meeting of stockholders, in accordance with SEC regulations, the Company is reporting a new deadline for the submission of stockholder proposals for the 2015 Annual Meeting.
Shareholders who intend to present a proposal regarding a director nomination or other matter of business at the 2015 Annual Meeting, and who wish to have those proposals included in the Company’s proxy statement for the 2015 Annual Meeting pursuant to Rule 14a-8 under the Securities Exchange Act, must ensure that those proposals are received by the Corporate Secretary at the Company’s executive offices at 420 Lexington Avenue, Suite 350, New York, NY 10170 on or before the close of business on May 15, 2015.  Any such proposal must meet the requirements set forth in the rules and regulations of the SEC in order to be eligible for inclusion in the proxy statement for the 2015 Annual Meeting.
Stockholders who intend to submit a proposal regarding a director nomination or other matter of business at the 2015 Annual Meeting, and who do not intend to have those proposals included in the Company’s proxy statement and form of proxy relating to the 2015 Annual Meeting pursuant to Rule 14a-8, must ensure that notice of any such proposal (including certain additional information specified in the Company’s amended and restated bylaws) is received by the Corporate Secretary at the Company’s executive offices at the address specified above on or before the close of business on May 15, 2015.

Index

ITEM 6. EXHIBITS
The exhibits to this Quarterly Report are listed in the Exhibit Index included elsewhere herein.

NEOSTEM, INC.
FORM 10Q

Exhibit Index

4.1*	Registration Rights Agreement, dated as of May 4, 2015, by and between NeoStem, Inc. and Aspire Capital Fund, LLC.
5.1*	Opinion of Paul Hastings LLP
10.1*	Common Stock Purchase Agreement, dated as of May 4, 2015, by and between NeoStem, Inc. and Aspire Capital Fund, LLC.
23.1*	Consent of Paul Hastings LLP (included in Exhibit 5.1).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Extension Definition Linkbase
101.LAB***	XBRL Taxonomy Extension Label Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase
_______________

*	Filed herewith.
**	Furnished herewith.
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

NEOSTEM, INC.
May 5, 2015	By: /s/ David J. Mazzo, PhD Name: David J. Mazzo, PhD Title: Chief Executive Officer
May 5, 2015	By: /s/ Robert S. VatersName: Robert S. Vaters Title: President and Chief Financial Officer
May 5, 2015	By: /s/ Joseph TalamoName: Joseph Talamo Title: Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)