Form 10-Q
period 2015-06-30
Caladrius Biosciences, Inc.
filed 2015-08-06
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________________   to _________________________

Commission File Number 001-33650

CALADRIUS BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	22-2343568
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

106 ALLEN ROAD, FOURTH FLOOR BASKING RIDGE, NJ	07920
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: 908-842-0100

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
Yes  ☐     No  ☒
55,349,712 SHARES, $.001 PAR VALUE, AS OF August 5, 2015

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

Index

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report (this "Quarterly Report") contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this Quarterly Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements, although some forward-looking statements are expressed differently. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity or our achievements or industry results, to be materially different from any future results, performance levels of activity or our achievements or industry results expressed or implied by such forward-looking statements. Factors that could cause our actual results to differ materially from anticipated results expressed or implied by forward-looking statements include, among others:

•
our ability to obtain sufficient capital or strategic business arrangements to fund our operations and expansion plans, including meeting our financial obligations under various licensing and other strategic arrangements, the funding of our clinical trials for product candidates in our development programs for our Immuno-oncology Program, our Ischemic Repair Program and our Immune Modulation Program, and the commercialization of the relevant technology;

•	our ability to build and maintain the management and human resources infrastructure necessary to support the growth of our business;

•	our ability to integrate our acquired businesses successfully and grow such acquired businesses as anticipated, including expanding our PCT business;

•	whether a market is established for our cell-based products and services and our ability to capture a meaningful share of this market;

•	scientific and medical developments beyond our control;

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

•	whether any potential strategic or financial benefits of various licensing agreements will be realized;

•	the results of our development activities, including the results of our Intus Phase 3 clinical trial of CLBS20, being developed to treat metastatic melanoma;

•
our ability to complete our other planned clinical trials (or initiate other trials) in accordance with our estimated timelines due to delays associated with enrolling patients due to the novelty of the treatment, the size of the patient population and the need of patients to meet the inclusion criteria of the trial or otherwise;

•	our ability to satisfy our obligations under our loan agreement;

•	other factors discussed in "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 2, 2015 (our 2014 Form 10-K).

The factors discussed herein, including those risks described in "Item 1A. Risk Factors" and elsewhere in our 2014 Form 10-K and in the Company's other periodic filings with the SEC, which are available for review at www.sec.gov under “Search for Company Filings” could cause actual results and developments to be materially different from those expressed or implied by such statements. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index

Index

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS
Item 1. Consolidated Financial Statements

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$36,211,324	$19,174,061
Marketable securities	3,011,693	7,080,053
Accounts receivable, net of allowance for doubtful accounts of $382,721 and $385,362 at June 30, 2015 and December 31, 2014, respectively	1,297,538	3,111,274
Deferred costs	2,973,487	2,566,989
Prepaid expenses and other current assets	3,980,547	4,349,167
Total current assets	47,474,589	36,281,544
Property, plant and equipment, net	16,811,639	15,960,731
Goodwill	25,209,336	25,209,336
Intangible assets, net	37,857,801	47,560,406
Other assets	1,271,381	1,263,375
Total assets	$128,624,746	$126,275,392
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,266,337	$5,661,173
Accrued liabilities	7,178,022	4,322,901
Long-term debt, current	1,361,148	1,109,612
Notes payable, current	882,696	816,776
Unearned revenues	4,643,033	4,334,120
Total current liabilities	16,331,236	16,244,582
Long-term Liabilities
Deferred income taxes	14,519,460	18,176,190
Notes payable	1,254,609	825,897
Long-term debt	13,638,852	13,890,388
Acquisition-related contingent consideration	13,460,000	18,260,000
Other long-term liabilities	3,467,248	804,546
Total liabilities	$62,671,405	$68,201,603
Commitments and Contingencies
EQUITY
Stockholders' Equity
Preferred stock, authorized, 20,000,000 shares; Series B convertible redeemable preferred stock liquidation value, 0.01 share of common stock, $.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at June 30, 2015 and December 31, 2014	100	100
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding, 55,453,014 and 36,783,857 shares, at June 30, 2015 and December 31, 2014, respectively	55,453	36,784
Additional paid-in capital	394,589,826	350,428,903
Treasury stock, at cost	(705,742)	(705,742)
Accumulated deficit	(327,559,694)	(291,246,538)
Accumulated other comprehensive income	1,866	1,329
Total Caladrius Biosciences, Inc. stockholders' equity	66,381,809	58,514,836
Noncontrolling interests	(428,468)	(441,047)
Total equity	65,953,341	58,073,789
Total liabilities and equity	$128,624,746	$126,275,392
See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$5,866,963	$4,488,932	$9,039,242	$8,544,507

Costs and expenses:
Cost of revenues	5,798,796	3,677,355	9,167,408	7,503,370
Research and development	7,600,744	5,796,022	14,404,376	10,554,535
Impairment of intangible assets	9,400,000	—	9,400,000	—
Selling, general, and administrative	8,736,373	7,446,017	19,824,272	16,416,032
Total operating costs and expenses	31,535,913	16,919,394	52,796,056	34,473,937

Operating loss	(25,668,950)	(12,430,462)	(43,756,814)	(25,929,430)

Other expense:
Other income (expense), net	5,354,845	(185,737)	4,808,818	(375,288)
Interest expense	(547,275)	(105,906)	(1,098,239)	(200,062)
	4,807,570	(291,643)	3,710,579	(575,350)

Loss before (benefit) provision for income taxes and noncontrolling interests	(20,861,380)	(12,722,105)	(40,046,235)	(26,504,780)
(Benefit) provision for income taxes	(3,703,363)	47,387	(3,656,730)	94,796
Net loss	(17,158,017)	(12,769,492)	(36,389,505)	(26,599,576)

Less - loss attributable to noncontrolling interests	(31,757)	(164,474)	(76,349)	(312,502)
Net loss attributable to Caladrius Biosciences, Inc. common stockholders	$(17,126,260)	$(12,605,018)	$(36,313,156)	$(26,287,074)

Basic and diluted loss per share attributable to Caladrius Biosciences, Inc. common stockholders	$(0.38)	$(0.40)	$(0.88)	$(0.88)
Weighted average common shares outstanding	44,574,796	31,739,417	41,104,127	29,940,128

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(17,158,017)	$(12,769,492)	$(36,389,505)	$(26,599,576)

Other comprehensive loss:
Available for sale securities - net unrealized loss	1,866	998	537	998
Total other comprehensive loss	1,866	998	537	998

Comprehensive loss	(17,156,151)	(12,768,494)	(36,388,968)	(26,598,578)

Comprehensive loss attributable to noncontrolling interests	(31,757)	(164,474)	(76,349)	(312,502)

Comprehensive loss attributable to Caladrius Biosciences, Inc. common stockholders	$(17,124,394)	$(12,604,020)	$(36,312,619)	$(26,286,076)

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	10,000	$100	27,196,537	$27,197	$299,594,525	$—	$(236,373,605)	$(705,742)	$62,542,475	$(516,040)	$62,026,435
Net loss	—	—	—	—	—	—	(26,287,074)	—	(26,287,074)	(312,502)	(26,599,576)
Unrealized gain on marketable securities	—	—	—	—	—	998	—	—	998	—	998
Equity-based compensation	—	—	456,709	457	5,652,994	—	—	—	5,653,451	—	5,653,451
Net proceeds from issuance of common stock	—	—	1,650,081	1,650	10,147,788	—	—	—	10,149,438	—	10,149,438
Proceeds from option exercises	—	—	41,136	41	230,142	—	—	—	230,183	—	230,183
Proceeds from warrant exercises	—	—	265,250	264	1,373,661	—	—	—	1,373,925	—	1,373,925
Shares issued in CSC acquisition	—	—	5,329,510	5,330	24,457,121	—	—	—	24,462,451	—	24,462,451
Change in ownership in subsidiary	—	—	—	—	(86,618)	—	—	—	(86,618)	86,618	—
Balance at June 30, 2014	10,000	$100	34,939,223	$34,939	$341,369,613	$998	$(262,660,679)	$(705,742)	$78,039,229	$(741,924)	$77,297,305

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	10,000	$100	36,783,857	$36,784	$350,428,903	$1,329	$(291,246,538)	$(705,742)	$58,514,836	$(441,047)	$58,073,789
Net loss	—	—	—	—	—	—	(36,313,156)	—	(36,313,156)	(76,349)	(36,389,505)
Unrealized gain on marketable securities	—	—	—	—	—	537	—	—	537	—	537
Equity-based compensation	—	—	903,337	903	8,131,203	—	—	—	8,132,106	—	8,132,106
Net proceeds from issuance of common stock	—	—	17,765,820	17,766	36,118,648	—	—	—	36,136,414	—	36,136,414
Change in ownership in subsidiary	—	—	—	—	(88,928)	—	—	—	(88,928)	88,928	—
Balance at June 30, 2015	10,000	$100	55,453,014	$55,453	$394,589,826	$1,866	$(327,559,694)	$(705,742)	$66,381,809	$(428,468)	$65,953,341

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(36,389,505)	$(26,599,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	8,132,106	5,653,451
Depreciation and amortization	1,254,305	987,698
Changes in fair value of derivative liability	—	(23,175)
Change in acquisition-related contingent consideration	(4,800,000)	400,000
Impairment of intangible assets	9,400,000	—
Bad debt recovery	(2,641)	(2,020)
Deferred income taxes	(3,656,730)	94,796
Accretion on marketable securities	33,054	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	368,620	(944,297)
Accounts receivable	1,816,376	(602,132)
Deferred costs	(406,498)	(762,788)
Unearned revenues	308,912	1,013,946
Other assets	(8,005)	(106,909)
Accounts payable, accrued liabilities and other liabilities	2,122,987	(1,615,234)
Net cash used in operating activities	(21,827,019)	(22,506,240)
Cash flows from investing activities:
Net cash received in acquisitions	—	50,894
Purchase of marketable securities	(3,013,157)	(919,829)
Sale of marketable securities	7,049,000	—
Acquisition of property, plant and equipment	(1,802,607)	(2,439,266)
Net cash provided by (used in) investing activities	2,233,236	(3,308,201)
Cash flows from financing activities:
Proceeds from exercise of options	—	230,183
Proceeds from exercise of warrants	—	1,373,925
Net proceeds from issuance of common stock	36,136,414	10,149,439
Repayment of mortgage loan	—	(105,450)
Proceeds from notes payable	1,089,611	1,340,981
Repayment of notes payable	(594,979)	(443,325)
Net cash provided by financing activities	36,631,046	12,545,753
Net increase (decrease) in cash and cash equivalents	17,037,263	(13,268,688)
Cash and cash equivalents at beginning of period	19,174,061	46,133,759
Cash and cash equivalents at end of period	$36,211,324	$32,865,071

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$744,811	$196,200
Supplemental schedule of non-cash financing activities:
Common stock and contingent consideration issued with the acquisition of CSC	$—	$35,252,451

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1  – The Business

Overview

Caladrius Biosciences, Inc. (“we,” “us”, "our", “Caladrius” or the “Company”) is among the first of a new breed of immunotherapy companies with proven expertise and unique experience in cell process optimization, development, and manufacturing. Caladrius is a company combining a leading cell therapy service provider with a development pipeline including late-stage clinical programs based on proprietary platform technology for immuno-oncology, as well as additional platform technologies for ischemic repair and immunomodulation. This integrated approach supports the industry in bringing significant life-improving medical treatments to market.

Our most advanced clinical program is based on our tumor cell/dendritic cell technology. It is focused on the development of an innovative cancer treatment (i.e., vaccine) that is designed to target the cells responsible for tumor growth and metastasis, known as cancer- or tumor-initiating cells ("CICs"), using purified CICs from a patient’s own tumor as an antigen source to induce or enhance an anti-tumor immune response in the patient. CLBS20, our lead product candidate based on this platform technology, targets malignant melanoma. CLBS20 is being studied in patients with recurrent Stage III or Stage IV metastatic melanoma. The program has been granted Fast Track and Orphan designation by the Food and Drug Administration (the "FDA") as well as Advanced Therapeutic Medicinal Product classification by the European Medicines Agency (the "EMA"). The protocol for the Phase 3 study, known as the Intus study, is the subject of a Special Protocol Assessment ("SPA") by the FDA. Our SPA letter states that our Phase 3 clinical trial is adequately designed to provide the necessary data that, depending on outcome, could support a Biologics License Application ("BLA") seeking marketing approval of CLBS20. The Intus Study is the subject of a $17.7 million grant from the California Institute for Regenerative Medicine, announced in May 2015. The study protocol calls for randomizing 250 patients. Patient screening began in the first quarter of 2015 and randomization of the first patient was announced in April 2015. An interim analysis is planned after 99 trial events (i.e., deaths) and is expected to occur during the fourth quarter of 2017. We are also evaluating other clinical indications for which we may advance this program, including ovarian, liver, colon, kidney, brain and lung cancers.
We are also developing therapies that are designed to utilize CD34 cells to regenerate tissue impacted by ischemia. Ischemia occurs when the supply of oxygenated blood in the body is restricted, causing local tissue distress and death. Ischemia can lead to conditions such as chronic heart failure ("CHF") and critical limb ischemia ("CLI"). We seek to improve oxygen delivery to affected tissues through the development and formation of new blood vessels. The ischemic repair program is supported by data from the clinical study of CLBS10, a product candidate designed to prevent heart failure and major adverse cardiac events following a severe heart attack (known as an ST segment elevation myocardial infarction ("STEMI")). After a thorough review, the Company has set the future direction for its ischemic repair program. Based on an analysis of the available Phase 2 data from the PreSERVE-AMI trial, an updated commercial assessment considering all major potential relevant cardiovascular indications and consultation with the Company’s new cardiovascular scientific advisory board and the Science and Technology Committee of the Board of Directors, Caladrius has decided that it will not pursue further development of CLBS10 upon completion of the ongoing PreSERVE-AMI Phase 2 clinical study. However, we believe that the positive suggestion of safety and therapeutic activity seen to date in the CLBS10 study supports the underlying platform technology and enables the Company’s exploration of what we believe to be more commercially viable indications of chronic heart failure (CLBS14) and/or critical limb ischemia (CLBS12) as targets for further development. In the case of CLI, we are actively exploring a program to develop CLBS12 in Japan under Japan’s regenerative medicine law. Japan’s regenerative medicine law enables an expedited path to conditional approval for regenerative medicine products that show sufficient safety evidence and signals of efficacy in a phase 2 study. This program is supported by three previous studies of autologous CD34 cells in no-option CLI patients. These other indications are early stage opportunities, and would require external funding and/or partnerships to proceed to the next step in clinical development.
We are also developing a therapy that is designed to utilize Regulatory T Cells ("Tregs") to treat diseases caused by imbalances in an individual's immune system. This novel approach seeks to restore immune balance by enhancing Treg cell number and function.  Tregs are a natural part of the human immune system and regulate the activity of T effector cells, the cells that are responsible for protecting the body from viruses and other foreign antigens. When Tregs function properly, only harmful foreign materials are attacked by T effector cells. In autoimmune disease, it is thought that deficient Treg activity permits the T effector cells to attack the body's own tissues. We have received FDA concurrence that we may proceed to a Phase 2 study (the "Trutina study") of CLBS03, a Treg-based therapeutic being developed to treat type 1 diabetes mellitus ("T1DM") in adolescents. We are evaluating other clinical indications into which we may advance this program, including steroid-resistant asthma, multiple sclerosis, chronic obstructive pulmonary disease, inflammatory bowel disease, graft versus host disease, lupus, and rheumatoid arthritis.

Index

We believe that cell-based therapies have the potential to create a paradigm change in the treatment for a variety of diseases and conditions and we are evaluating other programs that we view as holding particular promise, including an aesthetics program for a topical skin application and a very small embryonic like ("VSELTM") stem cell program for the treatment of retinal degeneration, bone restoration and wound healing. We have also received recent grants to support early stage research for retinal disease using human-induced pluripotent stem cells.
Through our wholly owned subsidiary, PCT, LLC, a Caladrius company ("PCT"), we are recognized as a world industry leader in providing high-quality innovative and reliable manufacturing capabilities and engineering solutions (e.g., process and assay development, optimization and automation) in the development of cell-based therapies. We currently operate three facilities qualified under Good Manufacturing Practices ("cGMPs") in Allendale, NJ, Mountain View, CA and Irvine, CA, and are positioned to expand our capacity both in the United States and internationally, as needed. In addition to leveraging this core expertise in the development of our own products, we partner opportunistically with other industry leaders who recognize our unique ability to significantly improve their manufacturing processes and supply clinical and commercial material.
We look forward to further advancement of our cell-based therapies to the market and to helping patients suffering from life-threatening medical conditions. Coupling our development expertise with our strong process development and manufacturing capability, we believe the stage is set for us to realize meaningful clinical development of our own proprietary platform technologies and manufacturing advancements, further positioning Caladrius as a leader in the immuno-oncology field and the cell therapy industry.
We anticipate requiring additional capital in order to fund the development of cell therapy product candidates and to grow the PCT business. To meet our short and long term liquidity needs, we currently expect to use existing cash and cash equivalents balances, our revenue generating activities, and a variety of other means, including our existing common stock purchase agreements with Aspire Capital. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, additional warrant exercises, option exercises, partnerships and/or collaborations, and/or sale of assets. In addition, we will continue to seek as appropriate grants for scientific and clinical studies from various governmental agencies and foundations. We believe that our current cash, cash equivalents and marketable securities balances and revenue generating activities, along with access to funds under our agreement with Aspire Capital, will be sufficient to fund the business through the next 12 months. While we continue to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all. If we are unable to access capital necessary to meet our long-term liquidity needs, we may have to delay or discontinue the acquisition and development of cell therapies, and/or the expansion of our business or raise funds on terms that we currently consider unfavorable.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2015 and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2014, 2013 and 2012 included in our 2014 Form 10-K. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Index

An accounting policy is considered to be critical if it is important to the Company’s financial condition and results of operations and if it requires management’s most difficult, subjective and complex judgments in its application.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Caladrius Biosciences, Inc. and its wholly-owned and partially-owned subsidiaries and affiliates as listed below.

Entity	Percentage of Ownership	Location
Caladrius Biosciences, Inc.	100%	United States of America
NeoStem Therapies, Inc.	100%	United States of America
Stem Cell Technologies, Inc.	100%	United States of America
Amorcyte, LLC	100%	United States of America
PCT, LLC, a Caladrius Company	100%	United States of America
NeoStem Family Storage, LLC	100%	United States of America
Athelos Corporation (1)	96.9%	United States of America
PCT Allendale, LLC	100%	United States of America
NeoStem Oncology, LLC	100%	United States of America

(1) As of June 30, 2015, Becton Dickinson's ownership interest in Athelos was 3.1%.

Note 2 – Summary of Significant Accounting Policies

In addition to the policies below, our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our 2014 Form 10-K. There were no changes to these policies during the six months ended June 30, 2015.

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid, investments with maturities of 90 days or less when purchased.

Marketable Securities
The Company determines the appropriate classification of our marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. All of our marketable securities are considered as available-for-sale and carried at estimated fair values and reported in either cash equivalents or marketable securities. Unrealized gains and losses on available-for-sale securities are excluded from net income and reported in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. Other income (expense), net, includes interest, dividends, amortization of purchase premiums and discounts, realized gains and losses on sales of securities and other-than-temporary declines in the fair value of securities, if any. The cost of securities sold is based on the specific identification method. We regularly review all of our investments for other-than-temporary declines in fair value. Our review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether we have the intent to sell the securities and whether it is more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis. When we determine that the decline in fair value of an investment is below our accounting basis and this decline is other-than-temporary, we reduce the carrying value of the security we hold and record a loss for the amount of such decline.

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

Index

impairment of their ability to make payments, additional allowances may be required. Management regularly reviews the aging of receivables and changes in payment trends by its customers, and records a reserve when it believes collection of amounts due are at risk.

Deferred Costs

Deferred costs primarily represents costs incurred on in process projects at PCT that have not been completed. The Company reviews these projects periodically to determine that the value of each project is stated at the lower of cost or market.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. Intangible assets with indefinite useful lives are measured at their respective fair values as of the acquisition date. The Company does not amortize goodwill and intangible assets with indefinite useful lives. Intangible assets related to in process research and development ("IPR&D") projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.

The Company reviews goodwill and indefinite-lived intangible assets at least annually, or at the time a triggering event is identified for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or the IPR&D below its carrying value. The Company tests its goodwill and indefinite-lived intangible assets each year on December 31. The Company reviews the carrying value of goodwill and indefinite-lived intangible assets utilizing an income approach model, and, where appropriate, a market value approach is also utilized to supplement the discounted cash flow model. The Company makes assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s and IPR&D's estimated fair value. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges. In accordance with its accounting policy, the Company tested goodwill for impairment as of December 31, 2014, 2013, and 2012 for its two reporting units as well as its IPR&D, and concluded there was no goodwill and IPR&D impairment. As of June 30, 2015, the Company determined that IPR&D valued at $9.4 million was fully impaired (see Note 8). The Company also tested goodwill for impairment as of June 30, 2015, since the IPR&D impairment was deemed a triggering event for goodwill impairment testing purposes, and concluded there was no goodwill impairment.

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

Index

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

The Company determines the acquisition date fair value of contingent consideration obligations based on a probability-weighted income approach derived from revenue estimates, post-tax gross profit levels and a probability assessment with respect to the likelihood of achieving contingent obligations including contingent payments such as milestone obligations, royalty obligations and contract earn-out criteria, where applicable. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The resulting probability-weighted cash flows are discounted using an appropriate effective annual interest rate. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value at that time and changes in fair value will be reflected as income or expense in our consolidated statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Changes in assumptions utilized in our contingent consideration fair value estimates could result in an increase or decrease in our contingent consideration obligation and a corresponding charge to operating loss or income.

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

Clinical Services Reimbursements: The Company separately charges the customers for the expenses associated with certain consumable resources (reimbursable expenses) that are specified in each clinical services contract. On a monthly basis, the Company bills customers for reimbursable expenses and immediately recognizes these billings as revenue, as the revenue is deemed earned as reimbursable expenses are incurred. For the three months ended June 30, 2015 and 2014, clinical services reimbursements were $0.9 million and $1.1 million, respectively. For the six months ended June 30, 2015 and 2014, clinical services reimbursements were $1.4 million and $1.8 million, respectively.

Processing and Storage Services: The Company recognizes revenue related to the collection and cryopreservation of autologous adult stem cells when the cryopreservation process is completed which is approximately 24 hours after cells have been collected. Revenue related to advance payments of storage fees is recognized ratably over the period covered by the advance payments.

Research and Development Costs

Research and development (R&D) expenses include salaries, benefits, and other headcount related costs, clinical trial and related clinical manufacturing costs, contract and other outside service fees including sponsored research agreements, and facilities and overhead costs. The Company expenses the costs associated with research and development activities when incurred.

To further drive the Company’s cell therapy initiatives, the Company will continue targeting key governmental agencies, congressional committees and not-for-profit organizations to contribute funds for the Company’s research and development programs. The Company accounts for such grants as a deduction to the related expense in research and development operating expenses when earned.

Recently Issued Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new revenue recognition standard provides a five-step analysis to determine when and how revenue is recognized. The standard requires that a company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2017 and will be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-15 Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements - Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the provisions in this ASU should be followed to determine whether to disclose information about the relevant conditions and events. The ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the adoption of this ASU and its impact on the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for us beginning in our first quarter of 2017. Early adoption is permitted. We do not expect this adoption to have a material impact on our financial statements.

Note 3 – Acquisition

Index

On May 8, 2014, the Company closed (the “Closing”) its acquisition (the “CSC Acquisition”) of California Stem Cell, Inc. ("CSC"), pursuant to the terms of the Agreement and Plan of Merger, dated as of April 11, 2014 (the “Merger Agreement”), by and among the Company and its acquisition subsidiaries (collectively, "Subco"), CSC and Jason Livingston, solely in his capacity as CSC stockholder representative (together with his permitted successors, the “CSC Representative”). At Closing, Fortis Advisors LLC succeeded to the duties of the CSC Representative pursuant to the Merger Agreement. Pursuant to the Merger Agreement, on the Closing date, Subco was merged with CSC (the “Merger”), with Subco surviving the Merger as a wholly-owned subsidiary of the Company. At Closing, Subco changed its legal name to NeoStem Oncology, LLC.

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

(1)An aggregate of 5,329,593 shares of the Company's common stock (subject to payment of nominal cash in lieu of fractional shares) (the “Closing Merger Consideration”).

(2)if payable after the Closing, certain payments in an amount of up to $90.0 million in the aggregate, payable in shares of the Company's common stock or cash, in the Company’s sole discretion, in the event of the successful completion of certain milestone events in connection with the CSC Acquisition (the “Milestone Payments”, and together with the Closing Merger Consideration, the “Merger Consideration”).

The fair value of the net assets acquired in the CSC Acquisition was $19.4 million. The fair value of the consideration paid by the Company was valued at $33.5 million, resulting in the recognition of goodwill in the amount of $14.1 million. The consideration paid was comprised of equity issued and milestone payments. The fair value of the equity issued by the Company was valued at $21.6 million. The fair value of the milestone payments was valued at $11.9 million, and is contingent on the achievement of certain milestones associated with the future development of the acquired programs. Such contingent consideration has been classified as a liability and will be subject to remeasurement at the end of each reporting period.

The fair value of assets acquired and liabilities assumed on May 8, 2014 is as follows (in thousands):

Cash and cash equivalents	$51
Accounts receivable trade, net	45
Prepaids and other current assets	19
Property, plant and equipment, net	1,041
Other assets	201
Goodwill	14,092
In-Process R&D	34,290
Accounts payable	(333)
Accrued liabilities	(2,014)
Deferred tax liability	(13,901)
Total	$33,491

The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition. The final allocation was completed during the measurement period which was one year from the date of acquisition.
Pro Forma Financial Information
The following supplemental table presents unaudited consolidated pro forma financial information as if the closing of the CSC Acquisition had occurred on January 1, 2014 (in thousands, except per share amounts):

Index

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	(As Reported)	(Proforma)	(As Reported)	(Proforma)
Revenues	$4,489	$4,982	$8,545	$9,255
Net loss	$(12,770)	$(13,574)	$(26,600)	$(29,097)
Net loss attributable to Caladrius Biosciences, Inc.	$(12,605)	$(13,409)	$(26,287)	$(28,784)
Net loss per share attributable to Caladrius Biosciences, Inc.	$(0.40)	$(0.36)	$(0.88)	$(0.82)
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

Note 4 – Available-for-Sale-Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our Consolidated Balance Sheets (in thousands):

	June 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposits	$—	$—	$—	$—	$249.0	$—	$—	$249.0
Corporate debt securities	1,065.0	—	(1.8)	1,063.2	—	—	—	—
Money market funds	11,635.0	—	—	11,635.0	12,791.9	—	—	12,791.9
Municipal debt securities	15,620.5	3.7	—	15,624.2	9,317.3	1.3	—	9,318.6
Total	$28,320.5	$3.7	$(1.8)	$28,322.4	$22,358.2	$1.3	$—	$22,359.5

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale debt securities on our Consolidated Balance Sheets (in thousands):

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$25,310.7	$15,279.4
Marketable securities	3,011.7	7,080.1
Total	$28,322.4	$22,359.5

The following table summarizes our portfolio of available-for-sale debt securities by contractual maturity (in thousands):

	June 30, 2015
	Amortized Cost	Estimated Fair Value
Less than one year	$28,320.5	$28,322.4
Greater than one year	—	—
Total	$28,320.5	$28,322.4

Note 5 – Deferred Costs

Deferred costs, representing work in process for costs incurred on process development contracts that have not been completed, were $3.0 million and $2.6 million as of June 30, 2015 and December 31, 2014, respectively. The Company also has deferred revenue of approximately $4.3 million and $3.9 million of advance billings received as of June 30, 2015 and December 31, 2014, respectively, related to these contracts.

Index

Note 6 – Loss Per Share

For the three and six months ended June 30, 2015 and 2014, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of loss per share as they are anti-dilutive. At June 30, 2015 and 2014, the Company excluded the following potentially dilutive securities:

	June 30,
	2015	2014
Stock Options	6,924,459	4,204,270
Warrants	3,518,952	3,623,956
Restricted Shares	281,054	205,231

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

The Company classifies the fair value of contingent consideration obligations as Level 3 inputs. The Company has recognized contingent consideration obligations related to the following:

•
In October 2011, in connection with the acquisition (the "Amorcyte Acquisition") of Amorcyte, LLC ("Amorcyte"), contingent consideration obligations were recognized relating to earn out payments equal to 10% of the net sales of the lead product candidate CLBS10 (in the event of and following the date of first commercial sale of CLBS10, a CD34 therapy), provided that in the event the Company sublicenses CLBS10, the applicable earn out payment will be equal to 30% of any sublicensing fees, and provided further that the Company will be entitled to recover direct out-of-pocket clinical development costs not previously paid or reimbursed and any costs, expenses, liabilities and settlement amounts arising out of claims of patent infringement or otherwise challenging Amorcyte’s right to use intellectual property, by reducing any earn out payments due by 50% until such costs have been recouped in full (the “Earn Out Payments”). As of June 30, 2015, based on a thorough analysis of the available data from the PreSERVE AMI Phase 2 clinical study for CLBS10, an updated commercial assessment, and consultation with the Company’s scientific advisory board and the Science and Technology Committee of the Board of Directors, the Company determined that it will not pursue further development of CLBS10. As a result, the Amorcyte Acquisition contingent consideration fair value decreased from $5.6 million to $0 as of June 30, 2015, since the contingent consideration is based solely on future revenues of CLBS10. The change in estimated fair value has been recorded in other income in our consolidated statement of operations.

•
In May 2014, in connection with the CSC Acquisition, contingent consideration obligations were recognized relating to milestone payments of up to $90.0 million, based on the achievement of certain milestones associated with the future development of the acquired programs. The contingent consideration fair value increased from $12.8 million as of December 31, 2014 to $13.5 million as of June 30, 2015. The change in estimated fair value is based on the impact of

Index

the time progression to reach those milestones as of June 30, 2015, and has been recorded in other expenses in our consolidated statement of operations.

The fair value of contingent consideration obligations is based on discounted cash flow models using a probability-weighted income approach. The measurements are based upon unobservable inputs supported by little or no market activity based on our own assumptions and experience. The Company bases the timing to complete the development and approval programs on the current development stage of the product and the inherent difficulties and uncertainties in developing a product candidate, such as obtaining FDA and other regulatory approvals. In determining the probability of regulatory approval and commercial success, we utilize data regarding similar milestone events from several sources, including industry studies and our own experience. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense we record in any given period.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015, and December 31, 2014 (in thousands):

	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities - available for sale	$—	$3,011.7	$—	$3,011.7	$—	$7,080.0	$—	$7,080.0
	$—	$3,011.7	$—	$3,011.7	$—	$7,080.0	$—	$7,080.0

Liabilities:
Contingent consideration	$—	$—	$13,460.0	$13,460.0	$—	$—	$18,260.0	$18,260.0
	$—	$—	$13,460.0	$13,460.0	$—	$—	$18,260.0	$18,260.0

There were no transfers of financial instruments to or from Levels 1, 2 or 3 during the periods presented. For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the six months ended June 30, 2015 by type of instrument (in thousands):

	Six Months Ended
	June 30, 2015
	Contingent Consideration	Total
Beginning liability balance	$18,260.0	$18,260.0
Change in fair value recorded in operations	(4,800.0)	(4,800.0)
Ending liability balance	$13,460.0	$13,460.0

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

Note 8 – Goodwill and Other Intangible Assets

The Company's goodwill was $25.2 million as of June 30, 2015 and December 31, 2014.

The Company's intangible assets and related accumulated amortization as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

Index

		June 30, 2015			December 31, 2014
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	10 years	$1,000.0	$(445.1)	$554.9	$1,000.0	$(395.1)	$604.9
Manufacturing technology	10 years	3,900.0	(1,735.9)	2,164.1	3,900.0	(1,540.9)	2,359.1
Tradename	10 years	800.0	(356.1)	443.9	800.0	(316.1)	483.9
In process R&D	Indefinite	34,290.0	—	34,290.0	43,690.0	—	43,690.0
Patent rights	19 years	669.0	(264.1)	404.9	669.0	(246.5)	422.5
Total Intangible Assets		$40,659.0	$(2,801.2)	$37,857.8	$50,059.0	$(2,498.6)	$47,560.4

The Company’s in process research and development ("IPR&D") programs were acquired in the Amorcyte Acquisition (CD34 technology) and CSC Acquisition (tumor cell/dendritic cell technology). With regards to the CD34 technology, the Company determined as of June 30, 2015, based on a thorough analysis of the available data from the PreSERVE AMI Phase 2 clinical study, an updated commercial assessment, and consultation with the Company’s scientific advisory board and the Science and Technology Committee of the Board of Directors, that it will not pursue further development of CLBS10 for the acute myocardial infarction indication upon completion of the ongoing PreSERVE AMI Phase 2 clinical study. However, it intends to explore other potential and more commercially viable indications of chronic heart failure and/or critical limb ischemia for its CD34 cell technology platform. These other indications are early stage opportunities, and would require external funding and/or partnerships to proceed to the next step in clinical development. As a result, and given the early stage and funding constraints of these other potential opportunities, the Company determined that IPR&D valued at $9.4 million was fully impaired as of June 30, 2015.

Total intangible amortization expense was classified in the operating expense categories for the periods included below as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$74.7	$78.7	$153.9	$158.4
Research and development	31.6	27.6	58.7	54.2
Selling, general and administrative	45.0	45.0	90.0	90.0
Total	$151.3	$151.3	$302.6	$302.6

Estimated intangible amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

2015	$302.6
2016	605.2
2017	605.2
2018	605.2
2019	605.2
Thereafter	35,134.4
Total	$37,857.8

Note 9 – Accrued Liabilities

Accrued liabilities as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

Index

	June 30, 2015	December 31, 2014
Salaries, employee benefits and related taxes	$3,459.1	$2,807.2
Professional fees	735.9	495.4
California Institute of Regenerative Medicine advance funding - current	600.0	—
Other	2,383.0	1,020.3
Total	$7,178.0	$4,322.9

Note 10 – Debt

Notes Payable

As of June 30, 2015 and December 31, 2014, the Company had notes payable of approximately $2.1 million and $1.6 million, respectively. The notes relate to certain insurance policies and equipment financings, require monthly payments, and mature within one to three years.

Long-Term Debt

On September 26, 2014, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with Oxford Finance LLC (together with its successors and assigns, the “Lender”) pursuant to which the Lender has agreed to lend the Company up to $20.0 million. Upon entering into the Loan and Security Agreement, the Lender disbursed $15.0 million (“Term Loan A”). Under the terms of the Loan and Security Agreement, during the Second Draw Period (as defined below), the Company may, subject to certain conditions, borrow from Lender an additional $5.0 million (“Term Loan B”, together with Term Loan A, the “Term Loans”). The “Second Draw Period” is the period of time: (a) commencing on the date that Lender receives evidence in a form and substance satisfactory to Lender that the Company has entered into a strategic arrangement with respect to the Company’s CLBS10 product candidate for ST segment elevation myocardial infarction and receives an upfront payment of not less than $10.0 million in connection therewith, and (b) ending on the earlier of September 19, 2015 or the occurrence of an event of default under the Term Loans. After repayment of all outstanding amounts due under two loans from TD Bank, N.A. in the amount of approximately $3.1 million, and deductions for debt offering/issuance costs and interim period interest, the net proceeds from Term Loan A were $11.7 million. The debt offering/issuance costs have been recorded as debt issuance costs in other assets in the consolidated balance sheet, and will be amortized to interest expense throughout the life of the Term Loans using the effective interest rate method. The proceeds from the Term Loans may be used to satisfy the Company’s future working capital needs, including the development of its cell therapy product candidates.

The Company has been making interest-only payments on the outstanding amount of Term Loans on a monthly basis at a rate of 8.50% per annum. On April 29, 2015, with the Company's announcement that the first patient in the Intus Study had been randomized, the interest-only payment period on Term Loan A was extended from October 1, 2015 to April 1, 2016, which was in accordance with the Loan and Security Agreement. Commencing on April 1, 2016, the Company will make 30 consecutive monthly payments of principal and interest. The Term Loans mature on September 1, 2018. At its option, the Company may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest), subject to a prepayment fee that is determined based on the date the loan is prepaid. The Company is also required to pay Lender a final payment fee equal to 8% of the Term Loan A and Term Loan B (if disbursed). The final payment fee will be amortized to interest expense throughout the life of the Term Loans using the effective interest rate method. The Company paid a facility fee in the amount of $100,000 in connection with Term Loan A.

Under the Loan and Security Agreement and a related mortgage, the Company granted to Lender a security interest in all of the Company’s real property and personal property now owned or hereafter acquired, excluding intellectual property, and certain other assets and exemptions. The Company also entered into a Mortgage and Absolute Assignment of Leases and Rents (the "Mortgage"). The Company also granted Lender a security interest in the shares of the Company’s subsidiaries. The Loan and Security Agreement restricts the ability of the Company to: (a) convey, lease, sell, transfer or otherwise dispose of any part of its business or property; and (b) incur any additional indebtedness. The Loan and Security Agreement provides for standard indemnification of Lender and contains representations, warranties and certain covenants of the Company. Upon the occurrence of an event of default by the Company under the Loan and Security Agreement, Lender will have customary acceleration, collection and foreclosure remedies. There are no financial covenants associated to the Loan and Security Agreement. As of June 30, 2015, the Company was in compliance with all covenants under the Loan and Security Agreement.

Estimated future principal payments, interest, and fees due under the Loan and Security Agreement, assuming the Company does not draw down on the Term Loan B, are as follows:

Index

Years Ending December 31,	(in millions)
2015	$0.6
2016	5.3
2017	6.7
2018	6.2
Total	$18.8

During the six months ended June 30, 2015, the Company recognized $0.6 million of interest expense related to the Loan and Security Agreement.

Note 11 – Shareholders' Equity

Equity Issuances

June 2015 Public Offering

In June 2015, the Company completed an underwritten offering of 12.5 million shares of the Company's common stock, at a public offering price of $2.00 per share.  The underwriters also exercised their entire over-allotment option of 1.875 million shares. The Company received gross proceeds of $28.8 million, before deducting underwriting discounts and commissions and offering expenses payable by the Company.

Aspire Purchase Agreements

In May 2015, the Company entered into a common stock purchase agreement (the "2015 Purchase Agreement") with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provides that, subject to certain terms and conditions, Aspire Capital is committed to purchase up to an aggregate of $30 million of shares (limited to a maximum of approximately 8.0 million shares, unless stockholder approval is obtained) of the Company's common stock over a 24-month term. As consideration for entering into the 2015 Purchase Agreement, the Company issued 364,837 shares of its common stock to Aspire Capital. As of June 30, 2015, the full amount was available to the Company under the 2015 Purchase Agreement. As of June 30, 2015, subject to the terms and conditions of the 2015 Purchase Agreement, we could sell to Aspire Capital the lesser of (i) $30 million of Common Stock or (ii) the dollar value of approximately 8.0 million shares of Common Stock based on the market price of the Common Stock at the time of such sale as determined under the 2015 Purchase Agreement.

In March 2014, the Company entered into a common stock purchase agreement (the “2014 Purchase Agreement”) with Aspire Capital, which provides that, subject to certain terms and conditions, Aspire Capital is committed to purchase up to an aggregate of $30.0 million worth of shares (limited to a maximum of approximately 5.7 million shares, unless shareholder approval is obtained) of the Company’s common stock over the 24-month term. As consideration for entering into the 2014 Purchase Agreement, the Company issued 150,000 shares of its common stock to Aspire Capital. During the six months ended June 30, 2015, the Company issued 3.0 million shares of common stock under the provisions of the 2014 Purchase Agreement with Aspire for gross proceeds of approximately $9.4 million. As of June 30, 2015, subject to the terms and conditions of the 2014 Purchase Agreement, we could sell to Aspire Capital the lesser of (i) $9.7 million of Common Stock or (ii) the dollar value of approximately 0.6 million shares of Common Stock based on the market price of the Common Stock at the time of such sale as determined under the 2014 Purchase Agreement.

At the Company’s discretion, it may present Aspire Capital with purchase notices under the 2015 Purchase Agreement or the 2014 Purchase Agreement (collectively, the "Purchase Agreements") from time to time to purchase the Company’s common stock, provided certain price and other requirements are met. The purchase price for the shares of stock is based upon one of two formulas set forth in the Purchase Agreements depending on the type of purchase notice the Company submits to Aspire Capital, and is based on market prices of the Company’s common stock (in the case of regular purchases) or a discount of 5% applied to volume weighted average prices (in the case of VWAP purchases), in each case as determined by parameters defined in the Purchase Agreements.

Stock Options and Warrants

The following table summarizes the activity for stock options and warrants for the six months ended June 30, 2015:

Index

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2014	4,427,234	$9.19	6.93	$28.6	3,550,956	$14.12	2.12	$1.0

Changes during the period:
Granted	2,903,188	$3.31			—	$—
Exercised	—	$—			—	$—
Forfeited	(103,513)	$6.52			—	$—
Expired	(302,450)	$7.19			(32,004)	$19.37
Outstanding at June 30, 2015	6,924,459	$6.86	7.77	$—	3,518,952	$14.07	1.65	$—
Vested at June 30, 2015 or expected to vest in the future	6,616,000	$7.00	7.69	$—	3,518,952	$14.07	1.65	$—
Vested at June 30, 2015	4,726,752	$8.00	7.12	$—	3,516,452	$14.07	1.64	$—

Restricted Stock

During the six months ended June 30, 2015 and 2014, the Company issued restricted stock for services as follows (in thousands, except share data):

	Six Months Ended June 30,
	2015	2014
Number of Restricted Stock Issued	1,276,053	456,709
Value of Restricted Stock Issued	$4,029.5	$3,389.7

The weighted average estimated fair value of restricted stock issued for services in the six months ended June 30, 2015 and 2014 was $3.16 and $7.42 per share, respectively. The fair value of the restricted stock was determined using the Company’s closing stock price on the date of issuance.

Note 12 – Share-Based Compensation

Share-based Compensation

We utilize share-based compensation in the form of stock options, warrants and restricted stock.  The following table summarizes the components of share-based compensation expense for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of goods sold	$378.2	$98.5	$495.1	$236.6
Research and development	1,104.2	371.6	1,526.9	848.4
Selling, general and administrative	2,933.9	1,289.6	6,110.1	4,568.5
Total share-based compensation expense	$4,416.3	$1,759.7	$8,132.1	$5,653.5

Total compensation cost related to nonvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at June 30, 2015 were as follows (in thousands):

	Stock Options	Warrants	Restricted Stock
Unrecognized compensation cost	$4,979.6	$1.0	$401.2
Expected weighted-average period in years of compensation cost to be recognized	3.29	0.05	2.93

Index

Total fair value of shares vested and the weighted average estimated fair values of shares granted for the six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Stock Options		Warrants
	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total fair value of shares vested	$4,915.3	$2,552.2	$14.0	$15.0
Weighted average estimated fair value of shares granted	$2.17	$4.92	$—	$—

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

Note 13 – Research Funding

California Institute of Regenerative Medicine

In June 2015, the California Institute of Regenerative Medicine ("CIRM") granted the Company a $17.7 million award (the "Award") to fund a significant portion of its Phase 3 Intus study for treating patients with recurrent Stage III or Stage IV metastatic melanoma. The Award provides for a $3.0 million project initiation payment, and $14.7 million in future operational milestone payments, and is subject to a dollar-for-dollar match funding by the Company. On June 30, 2015, the Company received the $3.0 million project initiation payment from CIRM, which will be amortized over the estimated Award period as a reduction to the related research and development expenses. Future operational milestone payments will be recorded as a reduction to research and development expenses when the milestone is achieved and payment is received or probable. The State of California has the right to receive, subject to the terms and conditions of the agreement between the Company and CIRM, future payments from the Company, or its collaborators, from sales of a commercial product resulting from research and development efforts supported by the grant, of up to nine times of the Award.

Note 14 – Income Taxes

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

In assessing the ability to realize deferred tax assets, including the NOLs, the Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize its existing deferred tax assets.  Based on its assessment, the Company has provided a full valuation allowance against its net deferred tax assets as their future utilization remains uncertain at this time.

Deferred tax liabilities were $14.5 million and $18.2 million as of June 30, 2015 and December 31, 2014, respectively, and relate to the taxable temporary differences on (i) the goodwill recognized in the PCT acquisition in 2011, (ii) the in-process R&D intangible asset recognized in the Amorcyte Acquisition in 2011, and (iii) the IPR&D intangible asset recognized in the CSC Acquisition in 2014. The taxable temporary difference associated with the goodwill, which is tax deductible and will be amortized over 15 years, will continue to increase the deferred tax liability balance over the amortization period, with an associated charge to the tax provision in each period. The deferred tax liabilities will only reverse when these indefinite-lived assets are sold, impaired, or reclassified from an indefinite-lived asset to a finite-lived asset. As of June 30, 2015, IPR&D recognized in the Amorcyte Acquisition and valued at $9.4 million was fully impaired (see Note 8), resulting in the reversal of the associated deferred tax liability of $3.7 million.

As of June 30, 2015, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will

Index

continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

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

Note 15 – Commitments and Contingencies

Lease Commitments

We entered into an assignment agreement with an unaffiliated third party, effective February 19, 2015, for general office space located in Basking Ridge, New Jersey. This property is used as the Company's corporate headquarters. The space is approximately 18,000 rentable square feet. Pursuant to the agreement, we are not obligated to make any payments for the space until January 2016.The base monthly rent during the period ending January 31, 2016 is currently $25,000 and the lease term ends July 31, 2020. In addition, there are two (2) five (5) year renewal options. In connection with the assumption of the lease, the third party (a) conveyed its rights in various scheduled furniture and equipment and (b) paid the Company approximately $580,000 which will offset the future rental payments to be paid by Caladrius until mid-2016. The amount paid to the Company included a security deposit of approximately $115,000.

The Company leases offices, of which certain have escalation clauses and renewal options, and also leases equipment under certain noncancelable operating leases that expire from time to time through 2021. In January 2014, the Company signed a new lease for a larger space at its New York office located at 420 Lexington Avenue, New York, NY 10170. The new lease extends through 2018. In connection with the CSC Acquisition, the Company assumed a facility lease in Irvine, California, with a termination at the end of 2017. We recently signed an amendment expanding our office space in Irvine by 4,000 square feet, and extending the term through 2021.

A summary of future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year as of June 30, 2015 are as follows (in thousands):

Years ended	Operating Leases
2015	$985.7
2016	2,062.0
2017	1,863.8
2018	1,034.8
2019 and thereafter	1,949.6
Total minimum lease payments	$7,895.9

Expense incurred under operating leases was approximately $0.4 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively. Expense incurred under operating leases was approximately $0.8 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively.

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

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” herein and under “Risk Factors” in our 2014 Form 10-K. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report and in our 2014 Form 10-K.

Overview

Caladrius Biosciences, Inc. (“we,” “us”, "our", “Caladrius” or the “Company”) is among the first of a new breed of immunotherapy companies with proven expertise and unique experience in cell process optimization, development, and manufacturing. Caladrius is a company combining a leading cell therapy service provider with a development pipeline including late-stage clinical programs based on proprietary platform technology for immuno-oncology, as well as additional platform technologies for ischemic repair and immunomodulation. This integrated approach supports the industry in bringing significant life-improving medical treatments to market.

Our most advanced clinical program is based on our tumor cell/dendritic cell technology. It is focused on the development of an innovative cancer treatment (i.e., vaccine) that is designed to target the cells responsible for tumor growth and metastasis, known as cancer- or tumor-initiating cells ("CICs"), using purified CICs from a patient’s own tumor as an antigen source to induce or enhance an anti-tumor immune response in the patient. CLBS20, our lead product candidate based on this platform technology, targets malignant melanoma. CLBS20 is being studied in patients with recurrent Stage III or Stage IV metastatic melanoma. The program has been granted Fast Track and Orphan designation by the Food and Drug Administration (the "FDA") as well as Advanced Therapeutic Medicinal Product classification by the European Medicines Agency (the "EMA"). The protocol for the Phase 3 study, known as the Intus study, is the subject of a Special Protocol Assessment ("SPA") by the FDA. Our SPA letter states that our Phase 3 clinical trial is adequately designed to provide the necessary data that, depending on outcome, could support a Biologics License Application ("BLA") seeking marketing approval of CLBS20. The Intus Study is the subject of a $17.7 million grant from the California Institute for Regenerative Medicine, announced in May 2015. The study protocol calls for randomizing 250 patients. Patient screening began in the first quarter of 2015 and randomization of the first patient was announced in April 2015. An interim analysis is planned after 99 trial events (i.e., deaths) and is expected to occur during the fourth quarter of 2017. We are also evaluating other clinical indications for which we may advance this program, including ovarian, liver, colon, kidney, brain and lung cancers.
We are also developing therapies that are designed to utilize CD34 cells to regenerate tissue impacted by ischemia. Ischemia occurs when the supply of oxygenated blood in the body is restricted, causing local tissue distress and death. Ischemia can lead to conditions such as chronic heart failure ("CHF") and critical limb ischemia ("CLI"). We seek to improve oxygen delivery to affected tissues through the development and formation of new blood vessels. The ischemic repair program is supported by data from the clinical study of CLBS10, a product candidate designed to prevent heart failure and major adverse cardiac events following a severe heart attack (known as an ST segment elevation myocardial infarction ("STEMI")). After a thorough review, the Company has set the future direction for its ischemic repair program. Based on an analysis of the available Phase 2 data from the PreSERVE-AMI trial, an updated commercial assessment considering all major potential relevant cardiovascular indications and consultation with the Company’s new cardiovascular scientific advisory board and the Science and Technology Committee of the Board of Directors, Caladrius has decided that it will not pursue further development of CLBS10 upon completion of the ongoing PreSERVE-AMI Phase 2 clinical study. However, we believe that the positive suggestion of safety and therapeutic activity seen to date in the CLBS10 study supports the underlying platform technology and enables the Company’s exploration of what we believe to be more commercially viable indications of chronic heart failure (CLBS14) and/or critical limb ischemia (CLBS12) as targets for further development. In the case of CLI, we are actively exploring a program to develop CLBS12 in Japan under Japan’s regenerative medicine law. Japan’s regenerative medicine law enables an expedited path to conditional approval for regenerative medicine products that show sufficient safety evidence and signals of efficacy in a phase 2 study. This program is supported by three previous studies of autologous CD34 cells in no-option CLI patients. These other indications are early stage opportunities, and would require external funding and/or partnerships to proceed to the next step in clinical development.
We are also developing a therapy that is designed to utilize Regulatory T Cells ("Tregs") to treat diseases caused by imbalances in an individual's immune system. This novel approach seeks to restore immune balance by enhancing Treg cell number and function.  Tregs are a natural part of the human immune system and regulate the activity of T effector cells, the cells that are responsible for protecting the body from viruses and other foreign antigens. When Tregs function properly, only harmful foreign

Index

materials are attacked by T effector cells. In autoimmune disease, it is thought that deficient Treg activity permits the T effector cells to attack the body's own tissues. We have received FDA concurrence that we may proceed to a Phase 2 study (the "Trutina study") of CLBS03, a Treg-based therapeutic being developed to treat type 1 diabetes mellitus ("T1DM") in adolescents. We are evaluating other clinical indications into which we may advance this program, including steroid-resistant asthma, multiple sclerosis, chronic obstructive pulmonary disease, inflammatory bowel disease, graft versus host disease, lupus, and rheumatoid arthritis.
We believe that cell-based therapies have the potential to create a paradigm change in the treatment for a variety of diseases and conditions and we are evaluating other programs that we view as holding particular promise, including an aesthetics program for a topical skin application and a very small embryonic like ("VSELTM") stem cell program for the treatment of retinal degeneration, bone restoration and wound healing. We have also received recent grants to support early stage research for retinal disease using human-induced pluripotent stem cells.
Through our wholly owned subsidiary, PCT, LLC, a Caladrius company ("PCT"), we are recognized as a world industry leader in providing high-quality innovative and reliable manufacturing capabilities and engineering solutions (e.g., process and assay development, optimization and automation) in the development of cell-based therapies. We currently operate three facilities qualified under Good Manufacturing Practices ("cGMPs") in Allendale, NJ, Mountain View, CA and Irvine, CA, and are positioned to expand our capacity both in the United States and internationally, as needed. In addition to leveraging this core expertise in the development of our own products, we partner opportunistically with other industry leaders who recognize our unique ability to significantly improve their manufacturing processes and supply clinical and commercial material.
We look forward to further advancement of our cell-based therapies to the market and to helping patients suffering from life-threatening medical conditions. Coupling our development expertise with our strong process development and manufacturing capability, we believe the stage is set for us to realize meaningful clinical development of our own proprietary platform technologies and manufacturing advancements, further positioning Caladrius as a leader in the immuno-oncology field and the cell therapy industry.
Results of Operations

Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014

Net loss for the three months ended June 30, 2015 was approximately $17.2 million compared to $12.8 million for the three months ended June 30, 2014. Net loss for the six months ended June 30, 2015 was approximately $36.4 million compared to $26.6 million for the six months ended June 30, 2014.

Net loss for both the three and six months ended June 30, 2015 included the impact of the Company's decision to no longer pursue further development of CLBS10 upon completion of the ongoing PreSERVE-AMI Phase 2 clinical study. Based on this decision, the Company determined that in process research and development ("IPR&D") valued at $9.4 million was fully impaired (recorded in impairment of intangible assets in our consolidated statement of operations), and the associated deferred tax liability of $3.7 million was reversed (recorded in benefit from income taxes in our consolidated statement of operations). In addition, the fair value of contingent consideration associated with earn out payments on CLBS10 future revenues was reduced from $5.6 million to $0 as of June 30, 2015 (recorded in other income in our consolidated statement of operations). The overall net impact for these changes was a $20,000 increase in net loss.

Revenues

For the three months ended June 30, 2015, total revenues were approximately $5.9 million compared to $4.5 million for the three months ended June 30, 2014, representing an increase of $1.4 million, or 31%. Revenues were comprised of the following (in thousands):

	Three Months Ended June 30,
	2015	2014
Clinical Services	$4,017.6	$2,493.9
Clinical Services Reimbursables	856.1	1,099.3
Processing and Storage Services	993.3	895.7
	$5,867.0	$4,488.9

•
Clinical Services were approximately $4.0 million for the three months ended June 30, 2015 compared to $2.5 million for the three months ended June 30, 2014, representing an increase of approximately $1.5 million or 61%. The increase was

Index

primarily due to $0.8 million of higher process development revenue and $0.7 million of higher clinical manufacturing revenue.

◦
Process Development Revenue - Process development revenues were approximately $1.9 million for the three months ended June 30, 2015 compared to $1.0 million for the three months ended June 30, 2014. The increase was impacted by the net incremental recognition of $0.9 million of previously deferred process development revenue during the three months ended June 30, 2015. In accordance with our revenue recognition policy, process development revenue is recognized upon contract completion (i.e., when the services under a particular contract are completed). As a result, unearned revenue relating to process development contracts decreased from $4.5 million as of March 31, 2015 to $3.6 million as of June 30, 2015. Process development revenue will continue to fluctuate from period to period as a result of our process development revenue recognition policy, and the timing upon when services for a contract are completed.

◦
Clinical Manufacturing Revenue - Clinical manufacturing revenues were approximately $2.2 million for the three months ended June 30, 2015 compared to $1.4 million for the three months ended June 30, 2014. The increase is primarily due to an increase in the number of patients our customers have enrolled and treated in clinical trials, which number varies depending on the stage of the clinical trial.

•
Clinical Services Reimbursables were approximately $0.9 million for the three months ended June 30, 2015 compared to $1.1 million for the three months ended June 30, 2014, representing a decrease of approximately $0.2 million or 22%. Generally, clinical services reimbursables correlate with clinical services revenues. However, differences in the cost of supplies to be reimbursed can vary greatly from contract to contract based on the cost of supplies needed for each client's manufacturing and development process and may impact this correlation. In addition, our terms for billing reimbursable expenses do not include a significant mark-up in the acquisition cost of such consumables, and as a result, changes in this revenue category have little impact on our gross profit and net loss.

•
Processing and Storage Services were approximately $1.0 million for the three months ended June 30, 2015 compared to $0.9 million for the three months ended June 30, 2014, representing an increase of approximately $0.1 million or 11%. The increase was primarily due to higher volume for our oncology stem cell processing services.

For the six months ended June 30, 2015, total revenues were approximately $9.0 million compared to $8.5 million for the six months ended June 30, 2014, representing an increase of $0.5 million, or 6%. Revenues were comprised of the following (in thousands):

	Six Months Ended June 30,
	2015	2014
Clinical Services	$5,480.6	$5,060.9
Clinical Services Reimbursables	1,384.6	1,847.3
Processing and Storage Services	2,054.1	1,636.3
Other	120.0	—
	$9,039.2	$8,544.5

•
Clinical Services were approximately $5.5 million for the six months ended June 30, 2015 compared to $5.1 million for the six months ended June 30, 2014, representing an increase of approximately $0.4 million or 8%. The increase was primarily due to $0.2 million of higher process development revenue and $0.2 million of higher clinical manufacturing revenue.

◦
Process Development Revenue - Process development revenues were approximately $2.0 million for the six months ended June 30, 2015 compared to $1.8 million for the six months ended June 30, 2014. The increase was partially offset by the net incremental deferral of $0.4 million in process development revenue during the six months ended June 30, 2015. In accordance with our revenue recognition policy, process development revenue is recognized upon contract completion (i.e., when the services under a particular contract are completed). As a result, unearned revenue relating to process development contracts increased from $3.2 million as of December 31, 2014 to $3.6 million as of June 30, 2015 Process development revenue will continue to fluctuate from period to period as a result of our process development revenue recognition policy, and the timing upon when services for a contract are completed.

Index

◦
Clinical Manufacturing Revenue - Clinical manufacturing revenues were approximately $3.5 million for the six months ended June 30, 2015 compared to $3.2 million for the six months ended June 30, 2014. The increase is primarily due to an increase in the number of patients our customers have enrolled and treated in clinical trials, which number varies depending on the stage of the clinical trial.

•
Clinical Services Reimbursables were approximately $1.4 million for the six months ended June 30, 2015 compared to $1.8 million for the six months ended June 30, 2014, representing a decrease of approximately $0.5 million or 25%. Generally, clinical services reimbursables correlate with clinical services revenues. However, differences in the cost of supplies to be reimbursed can vary greatly from contract to contract based on the cost of supplies needed for each client's manufacturing and development process and may impact this correlation. In addition, our terms for billing reimbursable expenses do not include a significant mark-up in the acquisition cost of such consumables, and as a result, changes in this revenue category have little impact on our gross profit and net loss.

•
Processing and Storage Services were approximately $2.1 million for the six months ended June 30, 2015 compared to $1.6 million for the six months ended June 30, 2014, representing an increase of approximately $0.4 million or 26%. The increase was primarily due to higher volume for our oncology stem cell processing services.

Operating Costs and Expenses of Revenues

 For the three months ended June 30, 2015, operating costs and expenses totaled $31.5 million compared to $16.9 million for the three months ended June 30, 2014, representing an increase of $14.6 million or 86.4%. Operating costs and expenses were comprised of the following:

•
Cost of revenues were approximately $5.8 million for the three months ended June 30, 2015 compared to $3.7 million for the three months ended June 30, 2014, representing an increase of $2.1 million or 58%. Overall, gross profit for the three months ended June 30, 2015 was $0.1 million or 1%, compared to gross profit for the three months ended June 30, 2014 of $0.8 million or 18%. Gross profit percentages generally will increase/decrease as Clinical Service revenue increases/decreases. However, gross profit percentages will also fluctuate from period to period due to the mix of service and reimbursable revenues and costs.

•
Research and development expenses were approximately $7.6 million for the three months ended June 30, 2015 compared to $5.8 million for the three months ended June 30, 2014, representing an increase of approximately $1.8 million, or 31%.

◦
Immuno-oncology - Immuno-oncology expenses, which are primarily associated with the Intus Phase 3 clinical trial for our lead immunotherapy product candidate CLBS20, were $3.1 million for the three months ended June 30, 2015, representing an increase of $1.2 million compared to the three months ended June 30, 2014. The targeted cancer immunotherapy program was acquired in the acquisition (the "CSC Acquisition") of California Stem Cell, Inc. ("CSC") in May 2014.

◦
Ischemic Repair - Ischemic repair expenses were $1.9 million for the three months ended June 30, 2015, representing an increase of approximately $0.4 million compared to the three months ended June 30, 2014. The increase is primarily due to expenses associated with a potential critical limb ischemia development program in Japan, which were partially offset by lower costs associated with the PreServe AMI Phase 2 study for CLBS10.

◦
Immune Modulation - Immune modulation expenses, including our efforts focused on initiating our Phase 2 study of CLBS03 in type 1 diabetes, were $1.0 million for the three months ended June 30, 2015, representing a decrease of $0.6 million compared to the three months ended June 30, 2014.

◦
Other - Other research and development expenses were $1.5 million for the three months ended June 30, 2015, representing an increase of approximately $0.8 million compared to the three months ended June 30, 2014. The increase was primarily due to higher equity-based compensation expenses during the three months ended June 30, 2015 compared to the prior year.

•
Impairment of intangible assets for the three months ended June 30, 2015 relate to the full impairment of IPR&D associated with CLBS10 valued at $9.4 million, based on the Company's decision that it will not pursue further development of CLBS10 upon completion of the ongoing PreSERVE-AMI Phase 2 clinical study.

Index

•
Selling, general and administrative expenses were approximately $8.7 million for the three months ended June 30, 2015 compared to $7.4 million for the three months ended June 30, 2014, representing an increase of approximately $1.3 million, or 17%. Equity-based compensation included in selling, general and administrative expenses for the three months ended June 30, 2015 was approximately $2.9 million, compared to approximately $1.3 million for the three months ended June 30, 2014, representing an increase of $1.6 million. Equity-based compensation expense is expected to fluctuate in future quarters as equity-linked instruments are used to compensate employees, consultants and other service providers. Non-equity-based general and administrative expenses for the three months ended June 30, 2015 were approximately $5.8 million, compared to approximately $6.2 million for the three months ended June 30, 2014, representing a decrease of $0.3 million. The decrease was primarily related to lower strategic and corporate development activities during the three months ended June 30, 2015 compared to the prior year period, which included efforts associated with the CSC Acquisition in May 2014.

For the six months ended June 30, 2015, operating costs and expenses totaled $52.8 million compared to $34.5 million for the six months ended June 30, 2014, representing an increase of $18.3 million or 53%. Operating costs and expenses were comprised of the following:

•
Cost of revenues were approximately $9.2 million for the six months ended June 30, 2015 compared to $7.5 million for the six months ended June 30, 2014, representing an increase of $1.7 million or 22%. Overall, negative gross profit for the six months ended June 30, 2015 was $0.1 million or 1%, compared to gross profit for the six months ended June 30, 2014 of $1.0 million or 12%. Gross profit percentages generally will increase/decrease as Clinical Service revenue increases/decreases. However, gross profit percentages will also fluctuate from period to period due to the mix of service and reimbursable revenues and costs.

•
Research and development expenses were approximately $14.4 million for the six months ended June 30, 2015 compared to $10.6 million for the six months ended June 30, 2014, representing an increase of approximately $3.8 million, or 36%.

◦
Immuno-oncology - Immuno-oncology expenses, which are primarily associated with the Intus Phase 3 clinical trial for our lead immunotherapy product candidate CLBS20, were $5.1 million for the six months ended June 30, 2015, representing an increase of $3.1 million compared to the six months ended June 30, 2014. The targeted cancer immunotherapy program was acquired in the CSC Acquisition in May 2014.

◦
Ischemic Repair - Ischemic repair expenses were $4.5 million for the six months ended June 30, 2015, representing an increase of approximately $0.7 million compared to the six months ended June 30, 2014. The increase is primarily due to expenses associated with a potential critical limb ischemia development program in Japan, which were partially offset by lower costs associated with the PreServe AMI Phase 2 study for CLBS10.

◦
Immune Modulation - Immune modulation expenses, including our efforts focused on initiating our Phase 2 study of CLBS03 in type 1 diabetes, were $2.3 million for the six months ended June 30, 2015, representing a decrease of $0.6 million compared to the six months ended June 30, 2014.

◦
Other - Other research and development expenses were $2.5 million for the six months ended June 30, 2015, representing an increase of approximately $0.6 million compared to the six months ended June 30, 2014. The increase was due to higher equity-based compensation expense during the six months ended June 30, 2015 compared to the prior year.

•
Impairment of intangible assets for the six months ended June 30, 2015 relate to the full impairment of IPR&D associated with CLBS10 valued at $9.4 million, based on the Company's decision that it will not pursue further development of CLBS10 upon completion of the ongoing PreSERVE-AMI Phase 2 clinical study.

•
Selling, general and administrative expenses were approximately $19.8 million for the six months ended June 30, 2015 compared to $16.4 million for the six months ended June 30, 2014, representing an increase of approximately $3.4 million, or 21%. Equity-based compensation included in selling, general and administrative expenses for the six months ended June 30, 2015 was approximately $6.1 million, compared to approximately $4.6 million for the six months ended June 30, 2014, representing an increase of $1.5 million. Equity-based compensation expense is expected to fluctuate in future quarters as equity-linked instruments are used to compensate employees, consultants and other service providers. Non-equity-based general and administrative expenses for the six months ended June 30, 2015 were approximately $13.7 million, compared to approximately $11.8 million for the six months ended June 30, 2014, representing an increase of $1.9 million. The increase was primarily related to expenses associated with executive management changes in the first quarter of 2015, including new hire compensation-related costs as well as separation-related costs during the six months

Index

ended June 30, 2015. In addition, the increase reflects additional operating activities in connection with the CSC Acquisition in May 2014.

Historically, to minimize our use of cash, we have used a variety of equity and equity-linked instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.

Other Income (Expense)

Other income, net for the three and six months ended June 30, 2015, was $5.4 million and $4.8 million, respectively, compared with other expense, net, of $186,000 and $375,000 for the three and six months ended June 30, 2014, and primarily relates to changes in the estimated fair value of our contingent consideration liabilities. The three and six months ended June 30, 2015 amounts include the revaluation of the Amorcyte Acquisition-related contingent consideration related to CLBS10 from $5.6 million to $0. As of June 30, 2015, based on an analysis of the available Phase 2 data from the PreSERVE-AMI trial, an updated commercial assessment considering all major potential relevant cardiovascular indications and consultation with the Company’s new cardiovascular scientific advisory board and the Science and Technology Committee of the Board of Directors, the Company has decided that it will not pursue further development of CLBS10 upon completion of the ongoing PreSERVE-AMI Phase 2 clinical study.

Interest expense was $547,000 and $1,098,000 for the three and six months ended June 30, 2015, respectively, compared with $106,000 and $200,000 for the three and six months ended June 30, 2014. The increase was primarily due to interest expense associated with the $15.0 million loan from Oxford Finance LLC in September 2014.

Provision for Income Taxes

The benefit from income taxes for the three and six months ended June 30, 2015 relates primarily to the reversal of the deferred tax liability of $3.7 million associated with the impairment of the IPR&D intangible asset valued at $9.4 million, which was partially offset by the taxable temporary differences on the goodwill recognized in the PCT acquisition in 2011, which is being amortized over 15 years for tax purposes. A tax provision will continue to be recognized each period over the amortization period, and will only reverse when the goodwill is eliminated through a sale, impairment, or reclassification from an indefinite-lived asset to a finite-lived asset.

Analysis of Liquidity and Capital Resources

At June 30, 2015 we had cash and cash equivalents and marketable securities of approximately $39.2 million, working capital of approximately $31.1 million, and stockholders’ equity of approximately $66.4 million.

During the six months ended June 30, 2015, we met our immediate cash requirements through revenue generated from our PCT operations, net proceeds received from our public offering of our common stock in June 2015, the issuance of our common stock under our $30 million common stock purchase agreement with Aspire Capital (the "2014 Purchase Agreement"), and existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.

Net cash provided by or used in operating, investing and financing activities from continuing operations were as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(21,827.0)	$(22,506.2)
Net cash provided by (used in) investing activities	2,233.2	(3,308.2)
Net cash provided by financing activities	36,631.0	12,545.8

Operating Activities

Our cash used in operating activities in the six months ended June 30, 2015 totaled approximately $21.8 million, which is the sum of (i) our net loss of $36.4 million, adjusted for non-cash expenses totaling $10.4 million (which includes adjustments for equity-based compensation, depreciation and amortization, impairments of intangible assets, and changes in acquisition-related

Index

contingent consideration liabilities and deferred tax liabilities), and (ii) changes in operating assets and liabilities providing approximately $4.2 million.

Our cash used in operating activities in the six months ended June 30, 2014 totaled approximately $22.5 million, which is the sum of (i) our net loss of $26.6 million, adjusted for non-cash expenses totaling $7.1 million (which includes adjustments for equity-based compensation and depreciation and amortization), and (ii) changes in operating assets and liabilities providing approximately $3.0 million.

 Investing Activities

During the six months ended June 30, 2015, we spent approximately $1.8 million for property and equipment. In addition, we sold (net of purchases) approximately $4.0 million marketable securities available for sale.

During the six months ended June 30, 2014, we spent approximately $2.4 million for property and equipment, and invested approximately $0.9 million in marketable securities.

Financing Activities

During the six months ended June 30, 2015, our financing activities consisted of the following:

•
We raised $28.8 million (or $26.5 million in net proceeds after deducting underwriting discounts and commissions and offering expenses) through an underwritten offering of 14.4 million shares of common stock at a public offering price of $2.00 per share.

•	We raised gross proceeds of approximately $9.4 million through the issuance of approximately 3.0 million shares of common stock under the provisions of the 2014 Purchase Agreement with Aspire.
During the six months ended June 30, 2014, our financing activities consisted of the following:

•	We raised gross proceeds of approximately $10.1 million through the issuance of approximately 1.5 million shares of common stock under the provisions of our equity line of credit with Aspire.

•	We raised approximately $1.6 million from the exercise warrants and options.

•	We received proceeds of $1.3 million from the issuance of notes payable relating to certain insurance policies and equipment financings, less repayments of $0.4 million.

Liquidity and Capital Requirements Outlook

Liquidity

We anticipate requiring additional capital in order to fund the development of cell therapy product candidates, particularly in our Immuno-oncology Program, Ischemic Repair Program and Immune Modulation Program, as well as to engage in strategic transactions. The most significant funding needs are anticipated to be in connection with the conduct of our Intus study which is expected to cost approximately $45 million, for which we began activating clinical sites during the fourth quarter of 2014, and other costs related to the immuno-oncology operations acquired in connection with the CSC Acquisition. We also anticipate requiring additional capital to grow the PCT business, including implementing additional automation capabilities and pursuing plans to establish commercial capacity, harmonize across locations, strengthen quality systems and expand internationally.

To meet our short and long term liquidity needs, we currently expect to use existing cash balances, our revenue generating activities, and a variety of other means. Those other means include the common stock purchase agreements with Aspire Capital. In 2014, we entered into the 2014 Purchase Agreement with Aspire Capital. As of June 30, 2015, subject to the terms and conditions of the 2014 Purchase Agreement, we could sell to Aspire Capital the lesser of (i) $9.7 million of Common Stock or (ii) the dollar value of approximately 0.6 million shares of Common Stock based on the market price of the Common Stock at the time of such sale as determined under the 2014 Purchase Agreement. In addition, in May 2015, we entered into a new Common Stock Purchase Agreement with Aspire Capital (the “2015 Purchase Agreement”). As of June 30, 2015, subject to the terms and conditions of the 2015 Purchase Agreement, we could sell to Aspire Capital the lesser of (i) $30 million of Common Stock or (ii) the dollar value of approximately 8.0 million shares of Common Stock based on the market price of the Common Stock at the time of such sale

Index

as determined under the 2015 Purchase Agreement. In September 2014, we entered into a loan and security agreement with Oxford Finance LLC and to date received $15.0 million of a potential $20.0 million in gross proceeds. In connection with the $15.0 million loan, we repaid all outstanding amounts due under two loans from TD Bank, N.A. in the amount of approximately $3.1 million, and paid debt offering/issuance costs and interim period interest, resulting in net proceeds from the loan of $11.7 million. The additional $5.0 million loan may be obtained if we enter into a strategic arrangement with respect to CLBS10 and receive an upfront payment of not less than $10.0 million in connection therewith, before September 19, 2015. In June 2015, we raised $28.8 million (or $26.5 million in net proceeds after deducting underwriting discounts and commissions and offering expenses) through an underwritten offering of 14.4 million shares of common stock at a public offering price of $2.00 per share. In June 2015, the California Institute of Regenerative Medicine (“CIRM”) granted the Company a $17.7 million award ("Award") to fund a significant portion of its Phase 3 Intus study to treat patients with recurrent Stage III or Stage IV metastatic melanoma. The Award provides for a $3.0 million project initiation payment, which was received in June 2015, and $14.7 million in future operational milestone payments, and is subject to a dollar-for-dollar match funding by the Company. Other sources of liquidity could include additional potential issuances of equity securities in public or private financings, additional warrant exercises, option exercises, partnerships and/or collaborations, and/or sale of assets. In addition, we expect to continue to seek as appropriate grants for scientific and clinical studies from the California Institute for Regenerative Medicine, National Institutes of Health, Department of Defense, and other US and foreign governmental agencies and foundations. There can be no assurance that we will be successful in qualifying for or obtaining such grants. Our history of operating losses and liquidity challenges, may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of biopharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, if at all. Our inability to obtain such additional capital could materially and adversely affect our business operations. We believe that our current cash balances and revenue generating activities, along with access to the 2014 Purchase Agreement and 2015 Purchase Agreement, will be sufficient to fund the business through the next 12 months.

While we continue to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital generating efforts may worsen as existing resources are used. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; our stock price may not reach levels necessary to induce option or warrant exercises; and asset sales may not be possible on terms we consider acceptable. If we are unable to raise the funds necessary to meet our long-term liquidity needs, we may have to delay or discontinue the acquisition and development of cell therapies, and/or the expansion of our business and we may have to curtail our operations.

Commitments and Contingencies

The following table summarizes our obligations to make future payments under current contracts as of June 30, 2015 (in thousands):

Payments Due Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Notes Payable	$2,137.3	$1,111.4	$1,025.9	$—	$—
Long Term Debt	16,199.9	1,361.1	11,991.9	2,846.9	—
Purchase Obligations	667.2	333.6	333.6	—	—
Operating Lease Obligations	7,895.9	2,007.7	3,450.4	1,975.9	461.9
Total	$26,900.3	$4,813.8	$16,801.8	$4,822.8	$461.9

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

Index

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

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates during the three months ended June 30, 2015, compared to those reported in our 2014 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates. Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our investments in marketable securities, which consist primarily of short-term money market funds and municipal debt securities. However, as of June 30, 2015, we held no investments or marketable securities. Additionally, our outstanding $15.0 million long-term loan with Oxford Finance LLC, representing our largest component of debt, has a fixed interest rate until 2018, and is not subject to interest rate exposure. As a result, we have no material exposure to market risk related to interest rate changes as of June 30, 2015.

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

As of June 30, 2015, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

Index

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously reported in our 2014 Form 10-K. See the risk factors set forth in the Company's Annual Report on our 2014 Form 10-K under the caption "Item 1 A - Risk Factors".

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 23, 2015, in consideration for services previously rendered, the Company agreed to issue to a legal services firm, 30,000 shares of the Company's restricted common stock vesting immediately upon issuance.
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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

Index

ITEM 6. EXHIBITS
The Exhibit Index appearing immediately after the signature page to this Form 10-Q is incorporated herein by reference.

Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALADRIUS BIOSCIENCES, INC.
August 6, 2015	By: /s/ David J. Mazzo, PhD Name: David J. Mazzo, PhD Title: Chief Executive Officer
August 6, 2015	By: /s/ Robert S. Vaters Name: Robert S. Vaters Title: President and Chief Financial Officer
August 6, 2015	By: /s/ Joseph Talamo Name: Joseph Talamo Title: Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

Index

CALADRIUS BIOSCIENCES, INC.
FORM 10Q

Exhibit Index

3.1
Amended and Restated Certificate of Incorporation of Caladrius Biosciences, Inc., filed with the Secretary of State of the State of Delaware on October 3, 2013 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 3, 2013 and incorporated herein by reference).

3.2*	Certificate of Amendment to Certificate of Incorporation of Caladrius Biosciences, Inc., dated May 29, 2015 (effective June 8, 2015).
10.1*	First Amendment to Loan and Security Agreement, dated June 17, 2015, by and between Caladrius Biosciences, Inc., and Oxford Finance LLC.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
_______________

*	Filed herewith.
**	Furnished herewith.