Form 10-Q
period 2015-09-30
Caladrius Biosciences, Inc.
filed 2015-11-05
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015

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
Yes  ☐     No  ☒
55,373,251 Shares, $.001 Par Value, as of November 4, 2015

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

Index

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report (this "Quarterly Report") contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical information. When used in this Quarterly Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements, although some forward-looking statements are expressed differently. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity or our achievements or industry results, to be materially different from any future results, performance, levels of activity or our achievements or industry results expressed or implied by such forward-looking statements. Factors that could cause our actual results to differ materially from anticipated results expressed or implied by forward-looking statements include, among others:

•
our ability to obtain sufficient capital or strategic business arrangements to fund our operations and expansion plans, including meeting our financial obligations under various licensing and other strategic arrangements, the funding of our clinical trials for product candidates in our development programs for our Immuno-oncology Program, our Immune Modulation Program and our Ischemic Repair Program, and the commercialization of the relevant technology;

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

•	our ability to satisfy our obligations under our loan agreement;

•	other factors discussed in "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 2, 2015 (our "2014 Form 10-K").

The factors discussed herein, including those risks described in "Item 1A. Risk Factors" and elsewhere in our 2014 Form 10-K and in the Company's other periodic filings with the SEC, which are available for review at www.sec.gov under “Search for Company Filings,” could cause actual results and developments to be materially different from those expressed or implied by such statements. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index

Index

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS
Item 1. Consolidated Financial Statements

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$24,042,699	$19,174,061
Marketable securities	5,349,396	7,080,053
Accounts receivable, net of allowance for doubtful accounts of $381,588 and $385,362 at September 30, 2015 and December 31, 2014, respectively	2,299,817	3,111,274
Deferred costs	3,348,619	2,566,989
Prepaid expenses and other current assets	3,441,156	4,349,167
Total current assets	38,481,687	36,281,544
Property, plant and equipment, net	17,095,395	15,960,731
Goodwill	25,209,336	25,209,336
Intangible assets, net	37,706,498	47,560,406
Other assets	1,209,632	1,263,375
Total assets	$119,702,548	$126,275,392
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,467,049	$5,661,173
Accrued liabilities	8,011,205	4,322,901
Long-term debt, current	2,751,425	1,109,612
Notes payable, current	1,012,189	816,776
Unearned revenues	5,498,074	4,334,120
Total current liabilities	19,739,942	16,244,582
Long-term Liabilities
Deferred income taxes	14,566,093	18,176,190
Notes payable	814,062	825,897
Long-term debt	12,248,575	13,890,388
Acquisition-related contingent consideration	13,880,000	18,260,000
Other long-term liabilities	3,457,457	804,546
Total liabilities	$64,706,129	$68,201,603
Commitments and Contingencies
EQUITY
Stockholders' Equity
Preferred stock, authorized, 20,000,000 shares; Series B convertible redeemable preferred stock liquidation value, 0.01 share of common stock, $.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at September 30, 2015 and December 31, 2014	100	100
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding, 55,497,240 and 36,783,857 shares, at September 30, 2015 and December 31, 2014, respectively	55,497	36,784
Additional paid-in capital	395,014,267	350,428,903
Treasury stock, at cost	(705,742)	(705,742)
Accumulated deficit	(338,935,644)	(291,246,538)
Accumulated other comprehensive income	878	1,329
Total Caladrius Biosciences, Inc. stockholders' equity	55,429,356	58,514,836
Noncontrolling interests	(432,937)	(441,047)
Total equity	54,996,419	58,073,789
Total liabilities and equity	$119,702,548	$126,275,392
See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$5,888,450	$4,117,783	$14,927,691	$12,662,290

Costs and expenses:
Cost of revenues	4,808,679	4,012,369	13,976,087	11,515,168
Research and development	6,315,613	8,469,623	20,719,989	19,024,728
Impairment of intangible assets	—	—	9,400,000	—
Selling, general, and administrative	5,147,166	7,894,291	24,971,438	24,310,324
Total operating costs and expenses	16,271,458	20,376,283	69,067,514	54,850,220

Operating loss	(10,383,008)	(16,258,500)	(54,139,823)	(42,187,930)

Other (expense) income:
Other (expense) income, net	(410,233)	(687,280)	4,398,585	(1,062,568)
Interest expense	(552,983)	(183,477)	(1,651,222)	(383,539)
	(963,216)	(870,757)	2,747,363	(1,446,107)

Loss before provision (benefit) for income taxes and noncontrolling interests	(11,346,224)	(17,129,257)	(51,392,460)	(43,634,037)
Provision (benefit) for income taxes	46,633	47,387	(3,610,097)	142,183
Net loss	(11,392,857)	(17,176,644)	(47,782,363)	(43,776,220)

Less - loss attributable to noncontrolling interests	(16,907)	(202,375)	(93,257)	(514,877)
Net loss attributable to Caladrius Biosciences, Inc. common stockholders	$(11,375,950)	$(16,974,269)	$(47,689,106)	$(43,261,343)

Basic and diluted loss per share attributable to Caladrius Biosciences, Inc. common stockholders	$(0.21)	$(0.48)	$(1.04)	$(1.37)
Weighted average common shares outstanding	55,239,119	35,053,218	45,867,567	31,663,221

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(11,392,857)	$(17,176,644)	$(47,782,363)	$(43,776,220)

Other comprehensive loss:
Available for sale securities - net unrealized loss	(988)	(886)	(451)	112
Total other comprehensive loss	(988)	(886)	(451)	112

Comprehensive loss	(11,393,845)	(17,177,530)	(47,782,814)	(43,776,108)

Comprehensive loss attributable to noncontrolling interests	(16,908)	(202,375)	(93,257)	(514,877)

Comprehensive loss attributable to Caladrius Biosciences, Inc. common stockholders	$(11,376,937)	$(16,975,155)	$(47,689,557)	$(43,261,231)

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	10,000	$100	27,196,537	$27,197	$299,594,525	$—	$(236,373,605)	$(705,742)	$62,542,475	$(516,040)	$62,026,435
Net loss	—	—	—	—	—	—	(43,261,343)	—	(43,261,343)	(514,877)	(43,776,220)
Unrealized gain on marketable securities	—	—	—	—	—	112	—	—	112	—	112
Equity-based compensation	—	—	727,158	727	8,940,725	—	—	—	8,941,452	—	8,941,452
Net proceeds from issuance of common stock	—	—	1,850,081	1,850	11,273,259	—	—	—	11,275,109	—	11,275,109
Proceeds from option exercises	—	—	48,987	49	270,959	—	—	—	271,008	—	271,008
Proceeds from warrant exercises	—	—	333,250	333	1,720,392	—	—	—	1,720,725	—	1,720,725
Shares issued in CSC acquisition	—	—	5,329,510	5,330	21,595,021	—	—	—	21,600,351	—	21,600,351
Change in ownership in subsidiary	—	—	—	—	(86,617)	—	—	—	(86,617)	86,617	—
Balance at September 30, 2014	10,000	$100	35,485,523	$35,486	$343,308,264	$112	$(279,634,948)	$(705,742)	$63,003,272	$(944,300)	$62,058,972

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	10,000	$100	36,783,857	$36,784	$350,428,903	$1,329	$(291,246,538)	$(705,742)	$58,514,836	$(441,047)	$58,073,789
Net loss	—	—	—	—	—	—	(47,689,106)	—	(47,689,106)	(93,257)	(47,782,363)
Unrealized loss on marketable securities	—	—	—	—	—	(451)	—	—	(451)	—	(451)
Equity-based compensation	—	—	811,835	812	8,567,793	—	—	—	8,568,605	—	8,568,605
Net proceeds from issuance of common stock	—	—	17,901,548	17,901	36,118,938	—	—	—	36,136,839	—	36,136,839
Change in ownership in subsidiary	—	—	—	—	(101,367)	—	—	—	(101,367)	101,367	—
Balance at September 30, 2015	10,000	$100	55,497,240	$55,497	$395,014,267	$878	$(338,935,644)	$(705,742)	$55,429,356	$(432,937)	$54,996,419

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(47,782,363)	$(43,776,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	8,568,605	8,941,452
Depreciation and amortization	1,893,028	1,578,334
Changes in fair value of derivative liability	—	(23,175)
Change in acquisition-related contingent consideration	(4,380,000)	1,090,000
Impairment of intangible assets	9,400,000	—
Bad debt recovery	(3,774)	(5,763)
Deferred income taxes	(3,610,097)	142,183
Accretion on marketable securities	77,577	7,329
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	908,011	(2,795,249)
Accounts receivable	815,231	(177,162)
Deferred costs	(781,629)	(872,079)
Unearned revenues	1,163,954	1,823,379
Other assets	53,743	559,470
Accounts payable, accrued liabilities and other liabilities	3,147,091	(2,483,740)
Net cash used in operating activities	(30,530,623)	(35,991,241)
Cash flows from investing activities:
Net cash received in acquisitions	—	50,894
Purchase of marketable securities	(6,081,900)	(920,329)
Sale of marketable securities	7,734,528	248,000
Acquisition of property, plant and equipment	(2,573,784)	(2,925,918)
Net cash used in investing activities	(921,156)	(3,547,353)
Cash flows from financing activities:
Proceeds from exercise of options	—	271,008
Proceeds from exercise of warrants	—	1,720,725
Net proceeds from issuance of common stock	36,136,839	11,275,109
Net proceeds from long-term debt	—	14,476,170
Repayment of mortgage loan	—	(3,236,721)
Proceeds from notes payable	1,087,361	1,777,163
Repayment of notes payable	(903,783)	(737,333)
Net cash provided by financing activities	36,320,417	25,546,121
Net increase (decrease) in cash and cash equivalents	4,868,638	(13,992,473)
Cash and cash equivalents at beginning of period	19,174,061	46,133,759
Cash and cash equivalents at end of period	$24,042,699	$32,141,286

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,122,479	$359,300
Supplemental schedule of non-cash financing activities:
Common stock and contingent consideration issued with the acquisition of CSC	$—	$33,490,351

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – The Business

Overview

Caladrius Biosciences, Inc. (“we,” “us”, "our", “Caladrius” or the “Company”) is among the first of a new breed of immunotherapy companies with proven expertise and unique experience in cell process optimization, development, and manufacturing. Caladrius is a company combining a leading cell therapy service provider with a development pipeline including a late-stage clinical program based on a proprietary platform technology for immuno-oncology, as well as additional platform technologies for immunomodulation and ischemic repair. This integrated approach supports the industry in bringing significant life-improving medical treatments to market.

Through our wholly owned subsidiary, PCT, LLC, a Caladrius Company ("PCT"), we are an industry leader in providing high-quality innovative and reliable manufacturing capabilities and engineering solutions (e.g., process and assay development, optimization and automation) in the development of cell-based therapies. In addition to leveraging this core expertise in the development of our own products, we partner with other industry leaders who recognize our unique ability to significantly improve their manufacturing processes and supply clinical and commercial product. PCT has worked with over 120 clients and produced over 20,000 cell therapy products since it was founded over sixteen years ago. We currently operate facilities qualified under current Good Manufacturing Practices ("cGMPs") in each of Allendale, NJ, Mountain View, CA and Irvine, CA, and are positioned to expand our capacity both in the United States and internationally, as needed. As the industry continues to mature and a growing number of cell therapy companies approach commercialization, PCT is well positioned to serve as an external manufacturing partner of choice for commercial cGMP manufacturing of cell therapies.
Our most advanced clinical program is based on our tumor cell/dendritic cell technology. It is focused on the development of an innovative cancer immunotherapy treatment (i.e., vaccine) that is designed to target the cells responsible for tumor growth and metastasis, known as cancer- or tumor-initiating cells ("CICs"), using purified CICs from a patient’s own tumor as an antigen source to induce or enhance an anti-tumor immune response in the patient. CLBS20, our lead product candidate based on this platform technology, targets malignant melanoma. CLBS20 is being studied in patients with recurrent Stage III or Stage IV metastatic melanoma. The program has been granted Fast Track and Orphan designation by the Food and Drug Administration (the "FDA") as well as Advanced Therapeutic Medicinal Product classification by the European Medicines Agency (the "EMA"). The protocol for the Phase 3 study, known as the Intus study, is the subject of a Special Protocol Assessment ("SPA") by the FDA. Our SPA letter states that our Phase 3 clinical trial is adequately designed to provide the necessary data that, depending on outcome, could support a Biologics License Application ("BLA") seeking marketing approval of CLBS20. The Intus Study is the subject of a $17.7 million grant from the California Institute for Regenerative Medicine, announced in May 2015. We have also been awarded a contract from the National Cancer Institute of the National Institutes of Health for up to $2.3 million for further process optimization of the underlying platform technology. The study protocol calls for randomizing 250 patients, and patient screening began in the first quarter of 2015 with randomization of the first patient announced in April 2015. An interim analysis is planned after 99 trial events (i.e., deaths) and is expected to occur around the end of 2017. The treatment paradigm for metastatic melanoma continues to evolve with the recent approval of several immuno therapies, and combination therapy is already an industry focus. We believe that CLBS20 has a place in the ultimate treatment paradigm, and we will remain flexible in our clinical efforts to maximize the role of CLBS20 in this evolving landscape. We are also evaluating other clinical indications for which we may advance this program, including liver cancer, for which we have completed a successful Phase 1 trial in China, as well as ovarian, colon, kidney, brain and lung cancers.
Another of our pipeline programs is based on the use of Regulatory T Cells ("Tregs") to treat diseases caused by imbalances in an individual's immune system. This novel approach seeks to restore immune balance by enhancing Treg cell number and function.  Tregs are a natural part of the human immune system and regulate the activity of T effector cells, the cells that are responsible for protecting the body from viruses and other foreign antigens. When Tregs function properly, only harmful foreign materials are attacked by T effector cells. In autoimmune disease, it is thought that deficient Treg activity permits the T effector cells to attack the body's own beneficial cells. We have entered into a strategic collaboration with Sanford Research with the goal of developing this therapy for the treatment of type 1 diabetes mellitus (“T1D”). Sanford Research is a non-profit research organization that is part of Sanford Health and supports an emerging translational research center focused on finding a cure for T1D. The initial focus of the collaboration will be the execution of a prospective, randomized, placebo-controlled, double-blind clinical trial (The Sanford Project: Trex Study) to evaluate the safety and efficacy of the Company’s Tregs product candidate, CLBS03, in adolescents with recent onset T1D. The Phase 2 study has an open and active investigational new drug application ("IND") in place and subject enrollment is expected to commence as early as the first quarter of 2016. An interim safety analysis

Index

of the data will occur after the treatment of the first 18 patients is completed, and an interim efficacy analysis is expected after the first 52 patients reach the 6 month follow-up milestone.
The third of our program platforms is designed to utilize CD34 cells to regenerate tissue damaged by ischemic conditions. Ischemia occurs when the supply of oxygenated blood in the body is restricted, causing local tissue distress and death. Ischemia can lead to conditions such as chronic heart failure ("CHF") and critical limb ischemia ("CLI"). We seek to improve oxygen delivery to affected tissues through the development and formation of new blood vessels initiated or enhanced by CD34 cells. We believe that the positive suggestion of safety and therapeutic activity seen to date in the PreSERVE-AMI Phase 2 study of CLBS10 for ST segment elevation myocardial infarction ("STEMI") supports the underlying platform technology and enables the Company’s exploration of what we believe to be more commercially viable indications of chronic heart failure (CLBS14) and/or critical limb ischemia (CLBS12) as targets for further development. In the case of CLI, we are actively exploring a program to develop CLBS12 under Japan's regenerative medicine law in collaboration with Japanese development and/or manufacturing partners. Japan’s regenerative medicine law enables an expedited path to conditional approval for regenerative medicine products that show sufficient safety evidence and signals of efficacy in a Phase 2 study. This program is supported by three previous studies of autologous CD34 cells in no-option CLI patients. These other indications are early stage opportunities and require external funding and/or partnerships to proceed to the next step in clinical development.
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
We anticipate requiring additional capital in order to fund the development of cell therapy product candidates and to grow the PCT business. To meet our short and long term liquidity needs, we currently expect to use existing cash and cash equivalents balances, our revenue generating activities, and a variety of other means, including our common stock purchase agreements with Aspire Capital. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, option exercises, partnerships and/or collaborations, and/or sale of assets. In addition, we will continue to seek as appropriate grants for scientific and clinical studies from various governmental agencies and foundations. We believe that our current cash, cash equivalents and marketable securities balances and revenue generating activities, along with access to funds under our agreement with Aspire Capital, will be sufficient to fund the business through the next 12 months. While we continue to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all. If we are unable to access capital necessary to meet our long-term liquidity needs, we may have to delay or discontinue the acquisition and development of cell therapies, and/or the expansion of our business or raise funds on terms that we currently consider unfavorable.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of September 30, 2015 and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2014, 2013 and 2012 included in our 2014 Form 10-K. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Index

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

Entity	Percentage of Ownership	Location
Caladrius Biosciences, Inc.	100%	United States of America
NeoStem Therapies, Inc.	100%	United States of America
Stem Cell Technologies, Inc.	100%	United States of America
Amorcyte, LLC	100%	United States of America
PCT, LLC, a Caladrius Company	100%	United States of America
NeoStem Family Storage, LLC	100%	United States of America
Athelos Corporation (1)	97.0%	United States of America
PCT Allendale, LLC	100%	United States of America
NeoStem Oncology, LLC	100%	United States of America
_________________________________________________________________
(1) As of September 30, 2015, Becton Dickinson's ownership interest in Athelos Corporation was 3.0%.

Note 2 – Summary of Significant Accounting Policies

In addition to the policies below, our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our 2014 Form 10-K. There were no changes to these policies during the nine months ended September 30, 2015.

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

Index

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

The Company reviews goodwill and indefinite-lived intangible assets at least annually, or at the time a triggering event is identified for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or the IPR&D below its carrying value. The Company tests its goodwill and indefinite-lived intangible assets each year as of December 31. The Company reviews the carrying value of goodwill and indefinite-lived intangible assets utilizing an income approach model, and, where appropriate, a market value approach is also utilized to supplement the discounted cash flow model. The Company makes assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s and IPR&D's estimated fair value. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges. In accordance with its accounting policy, the Company tested goodwill for impairment as of December 31, 2014, 2013, and 2012 for its two reporting units as well as its IPR&D, and concluded there was no goodwill and IPR&D impairment. As of June 30, 2015, the Company determined that IPR&D valued at $9.4 million was fully impaired (see Note 8). The Company also tested goodwill for impairment as of June 30, 2015, since the IPR&D impairment was deemed a triggering event for goodwill impairment testing purposes, and concluded there was no goodwill impairment.

Definite-Lived Intangible Assets

Definite-lived intangible assets consist of customer lists, manufacturing technology, tradenames, patents and rights. These intangible assets are amortized on a straight line basis over their respective useful lives. The Company reviews definite-lived intangibles assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. If other events or changes in circumstances indicate that the carrying amount of an asset that the Company expects to hold and use may not be recoverable, the Company will estimate the undiscounted future cash flows expected to result from the use of the asset and/or its eventual disposition, and recognize an impairment loss, if any. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. No triggering events were noted in the quarter ended September 30, 2015 that would require interim impairment assessment.

Index

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

We recognize revenues when all of the following conditions are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or the services have been rendered;

•	the fee is fixed or determinable; and

•	collection is probable.

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

Index

Clinical manufacturing services are generally distinct arrangements whereby the Company is paid for time and materials or for fixed monthly amounts. Revenue is recognized when contractual terms have been met.

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

Clinical Services Reimbursements: The Company separately charges the customers for the expenses associated with certain consumable resources (reimbursable expenses) that are specified in each clinical services contract. On a monthly basis, the Company bills customers for reimbursable expenses and immediately recognizes these billings as revenue, as the revenue is deemed earned as reimbursable expenses are incurred. For the three months ended September 30, 2015 and 2014, clinical services reimbursements were $0.9 million and $1.0 million, respectively. For the nine months ended September 30, 2015 and 2014, clinical services reimbursements were $2.3 million and $2.8 million, respectively.

Processing and Storage Services: The Company recognizes revenue related to the collection and cryopreservation of autologous adult stem cells when the cryopreservation process is completed which is approximately 24 hours after cells have been collected. Revenue related to advance payments of storage fees is recognized ratably over the period covered by the advance payments.

Research and Development Costs

Research and development ("R&D") expenses include salaries, benefits, and other headcount related costs, clinical trial and related clinical manufacturing costs, contract and other outside service fees including sponsored research agreements, and facilities and overhead costs. The Company expenses the costs associated with research and development activities when incurred.

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

Recently Issued Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new revenue recognition standard provides a five-step analysis to determine when and how revenue is recognized. The standard requires that a company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2017 and will be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-15 Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements - Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the provisions in this ASU should be followed to determine whether to disclose information about the relevant conditions and events. The ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the adoption of this ASU and its impact on the consolidated financial statements.

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

Index

Note 3 – Acquisition

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

Index

the CSC Acquisition had occurred on January 1, 2014 (in thousands, except per share amounts):

	Nine Months Ended September 30, 2014
	(As Reported)	(Pro forma)
Revenues	$12,662	$13,373
Net loss	$(43,776)	$(46,273)
Net loss attributable to Caladrius Biosciences, Inc.	$(43,261)	$(45,758)
Net loss per share attributable to Caladrius Biosciences, Inc.	$(1.37)	$(1.24)
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

Note 4 – Available-for-Sale-Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our Consolidated Balance Sheets (in thousands):

	September 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposits	$—	$—	$—	$—	$249.0	$—	$—	$249.0
Corporate debt securities	1,729.4	—	(0.6)	1,728.8	—	—	—	—
Money market funds	12,408.6	—	—	12,408.6	12,791.9	—	—	12,791.9
Municipal debt securities	4,285.3	1.5	—	4,286.8	9,317.3	1.3	—	9,318.6
Total	$18,423.3	$1.5	$(0.6)	$18,424.2	$22,358.2	$1.3	$—	$22,359.5

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale debt securities on our Consolidated Balance Sheets (in thousands):

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$13,074.8	$15,279.4
Marketable securities	5,349.4	7,080.1
Total	$18,424.2	$22,359.5

The following table summarizes our portfolio of available-for-sale debt securities by contractual maturity (in thousands):

	September 30, 2015
	Amortized Cost	Estimated Fair Value
Less than one year	$18,423.3	$18,424.2
Greater than one year	—	—
Total	$18,423.3	$18,424.2

Note 5 – Deferred Costs

Deferred costs, representing work in process for costs incurred on process development contracts that have not been completed, were $3.3 million and $2.6 million as of September 30, 2015 and December 31, 2014, respectively. The Company

Index

also has deferred revenue of approximately $4.9 million and $3.9 million of advance billings received as of September 30, 2015 and December 31, 2014, respectively, related to these contracts.

Note 6 – Loss Per Share

For the three and nine months ended September 30, 2015 and 2014, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of loss per share as they are anti-dilutive. At September 30, 2015 and 2014, the Company excluded the following potentially dilutive securities:

	September 30
	2015	2014
Stock Options	6,611,480	4,459,923
Warrants	3,516,452	3,555,956
Restricted Shares	113,579	233,982

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

The Company classifies the fair value of contingent consideration obligations as Level 3 inputs. The Company has recognized contingent consideration obligations related to the following:

•
In October 2011, in connection with the acquisition (the "Amorcyte Acquisition") of Amorcyte, LLC ("Amorcyte"), contingent consideration obligations were recognized relating to earn out payments equal to 10% of the net sales of the lead product candidate CLBS10 (in the event of and following the date of first commercial sale of CLBS10, a CD34 therapy), provided that in the event the Company sublicenses CLBS10, the applicable earn out payment will be equal to 30% of any sublicensing fees, and provided further that the Company will be entitled to recover direct out-of-pocket clinical development costs not previously paid or reimbursed and any costs, expenses, liabilities and settlement amounts arising out of claims of patent infringement or otherwise challenging Amorcyte’s right to use intellectual property, by reducing any earn out payments due by 50% until such costs have been recouped in full (the “Earn Out Payments”). As of June 30, 2015, based on a thorough analysis of the available data from the PreSERVE-AMI Phase 2 clinical study for CLBS10, an updated commercial assessment, and consultation with the Company’s scientific advisory board and the Science and Technology Committee of the Board of Directors, the Company determined that it will not pursue further development of CLBS10. As a result, the Amorcyte Acquisition contingent consideration fair value decreased to $0 as of June 30, 2015, since the contingent consideration is based solely on future revenues of CLBS10. The change in estimated fair value has been recorded in other expense (income), net in our consolidated statement of operations.

•
In May 2014, in connection with the CSC Acquisition, contingent consideration obligations were recognized relating to milestone payments of up to $90.0 million, based on the achievement of certain milestones associated with the future

Index

development of the acquired programs. The contingent consideration fair value increased from $12.8 million as of December 31, 2014 to $13.9 million as of September 30, 2015. The change in estimated fair value is based on the impact of the time progression to reach those milestones as of September 30, 2015, and has been recorded in other expenses (income), net in our consolidated statement of operations.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015, and December 31, 2014 (in thousands):

	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities - available for sale	$—	$5,349.4	$—	$5,349.4	$—	$7,080.0	$—	$7,080.0
	$—	$5,349.4	$—	$5,349.4	$—	$7,080.0	$—	$7,080.0

Liabilities:
Contingent consideration	$—	$—	$13,880.0	$13,880.0	$—	$—	$18,260.0	$18,260.0
	$—	$—	$13,880.0	$13,880.0	$—	$—	$18,260.0	$18,260.0

There were no transfers of financial instruments to or from Levels 1, 2 or 3 during the periods presented. For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the nine months ended September 30, 2015 by type of instrument (in thousands):

	Nine Months Ended
	September 30, 2015
	Contingent Consideration	Total
Beginning liability balance	$18,260.0	$18,260.0
Change in fair value recorded in operations	(4,380.0)	(4,380.0)
Ending liability balance	$13,880.0	$13,880.0

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

Note 8 – Goodwill and Other Intangible Assets

The Company's goodwill was $25.2 million as of September 30, 2015 and December 31, 2014.

Index

The Company's intangible assets and related accumulated amortization as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

		September 30, 2015			December 31, 2014
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	10 years	$1,000.0	$(470.1)	$529.9	$1,000.0	$(395.1)	$604.9
Manufacturing technology	10 years	3,900.0	(1,833.4)	2,066.6	3,900.0	(1,540.9)	2,359.1
Tradename	10 years	800.0	(376.1)	423.9	800.0	(316.1)	483.9
In process R&D	Indefinite	34,290.0	—	34,290.0	43,690.0	—	43,690.0
Patent rights	19 years	669.0	(272.9)	396.1	669.0	(246.5)	422.5
Total Intangible Assets		$40,659.0	$(2,952.5)	$37,706.5	$50,059.0	$(2,498.6)	$47,560.4

The Company’s IPR&D programs were acquired in the Amorcyte Acquisition (CD34 technology) and CSC Acquisition (tumor cell/dendritic cell technology). With regards to the CD34 technology, the Company determined as of June 30, 2015, based on a thorough analysis of the available data from the PreSERVE-AMI Phase 2 clinical study, an updated commercial assessment, and consultation with the Company’s scientific advisory board and the Science and Technology Committee of the Board of Directors, that it will not pursue further development of CLBS10 for the acute myocardial infarction indication upon completion of the ongoing PreSERVE-AMI Phase 2 clinical study. However, it intends to explore other potential and more commercially viable indications of chronic heart failure and/or critical limb ischemia for its CD34 cell technology platform. These other indications are early stage opportunities, and would require external funding and/or partnerships to proceed to the next step in clinical development. As a result, and given the early stage and funding constraints of these other potential opportunities, the Company determined that IPR&D valued at $9.4 million was fully impaired as of June 30, 2015.

Total intangible amortization expense was classified in the operating expense categories for the periods included below as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$75.8	$78.7	$229.7	$158.4
Research and development	30.5	27.6	89.2	54.2
Selling, general and administrative	45.0	45.0	135.0	90.0
Total	$151.3	$151.3	$453.9	$302.6

Estimated intangible amortization expense for the succeeding five years is as follows (in thousands):

2015	$151.3
2016	605.2
2017	605.2
2018	605.2
2019	605.2
Thereafter	35,134.4
Total	$37,706.5

Note 9 – Accrued Liabilities

Accrued liabilities as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

Index

	September 30, 2015	December 31, 2014
Salaries, employee benefits and related taxes	$3,827.1	$2,807.2
Professional fees	523.3	495.4
California Institute for Regenerative Medicine advance funding - current	600.0	—
Other	3,060.8	1,020.3
Total	$8,011.2	$4,322.9

Note 10 – Debt

Notes Payable

As of September 30, 2015 and December 31, 2014, the Company had notes payable of approximately $1.8 million and $1.6 million, respectively. The notes relate to certain insurance policies and equipment financings, require monthly payments, and mature within one to three years.

Long-Term Debt

On September 26, 2014, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with Oxford Finance LLC (together with its successors and assigns, the “Lender”) pursuant to which the Lender disbursed $15.0 million (the “Loan”). After repayment of all outstanding amounts due under two loans from TD Bank, N.A. in the amount of approximately $3.1 million, and deductions for debt offering/issuance costs and interim period interest, the net proceeds from Loan were $11.7 million. The debt offering/issuance costs have been recorded as debt issuance costs in other assets in the consolidated balance sheet, and will be amortized to interest expense throughout the life of the Loan using the effective interest rate method. The proceeds from the Loan may be used to satisfy the Company’s future working capital needs, including the development of its cell therapy product candidates.

The Company has been making interest-only payments on the outstanding amount of Loan on a monthly basis at a rate of 8.50% per annum. On April 29, 2015, with the Company's announcement that the first patient in the Intus Study had been randomized, the interest-only payment period on the Loan was extended from October 1, 2015 to April 1, 2016, which was in accordance with the Loan and Security Agreement. Commencing on April 1, 2016, the Company will make 30 consecutive monthly payments of principal and interest. The Loan matures on September 1, 2018. At its option, the Company may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest), subject to a prepayment fee that is determined based on the date the loan is prepaid. The Company is also required to pay Lender a final payment fee equal to 8% of the Loan. The final payment fee will be amortized to interest expense throughout the life of the Loan using the effective interest rate method. The Company paid a facility fee in the amount of $100,000 in connection with Loan.

Under the Loan and Security Agreement and a related mortgage, the Company granted to Lender a security interest in all of the Company’s real property and personal property now owned or hereafter acquired, excluding intellectual property, and certain other assets and exemptions. The Company also entered into a Mortgage and Absolute Assignment of Leases and Rents (the "Mortgage"). The Company also granted Lender a security interest in the shares of the Company’s subsidiaries. The Loan and Security Agreement restricts the ability of the Company to: (a) convey, lease, sell, transfer or otherwise dispose of any part of its business or property; and (b) incur any additional indebtedness. The Loan and Security Agreement provides for standard indemnification of Lender and contains representations, warranties and certain covenants of the Company. Upon the occurrence of an event of default by the Company under the Loan and Security Agreement, Lender will have customary acceleration, collection and foreclosure remedies. There are no financial covenants associated to the Loan and Security Agreement. As of September 30, 2015, the Company was in compliance with all covenants under the Loan and Security Agreement.

Estimated future principal payments, interest, and fees due under the Loan and Security Agreement are as follows:

Years Ending December 31,	(in millions)
2015	$0.3
2016	5.3
2017	6.7
2018	6.2
Total	$18.5

Index

During the nine months ended September 30, 2015, the Company recognized $1.0 million of interest expense related to the Loan and Security Agreement.

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

Aspire Purchase Agreements

In November 2015, the Company entered into a common stock purchase agreement (the "Purchase Agreement") with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provides that, subject to certain terms and conditions, Aspire Capital is committed to purchase up to an aggregate of $30 million of shares (limited to a maximum of approximately 11.0 million shares, unless stockholder approval is obtained or certain minimum sale price levels are reached) of the Company's common stock over a 24-month term. As consideration for entering into the Purchase Agreement, the Company issued 842,696 shares of its common stock to Aspire Capital (see Note 16).

Under the Purchase Agreement, at the Company’s discretion, it may present Aspire Capital with purchase notices from time to time to purchase the Company’s common stock, provided certain price and other requirements are met. The purchase price for the shares of common stock is based upon one of two formulas set forth in the Purchase Agreement depending on the type of purchase notice the Company submits to Aspire Capital, and is based on market prices of the Company’s common stock (in the case of regular purchases) or a discount of 5% applied to volume weighted average prices (in the case of VWAP purchases), in each case as determined by parameters defined in the Purchase Agreements. We have filed a registration statement with the SEC and a related prospectus supplement that covers the offering of shares of our common stock subject to the Purchase Agreement, and therefore can initiate sales to Aspire at any time.

We are party to two existing agreements with Aspire Capital (the "May 2015 Purchase Agreement" and the "March 2014 Purchase Agreement", or collectively, the "Previous Purchase Agreements"). The registration statement we previously filed with the SEC to cover offerings of shares of our common stock subject to the previous Purchase Agreements has expired, and we have not, and currently have no intention to include such shares in a registration statement filed with the SEC. Unless and until we include such shares in a registration statement filed with the SEC, we are unable to initiate sales to Aspire under the Previous Purchase Agreements.

Under the May 2015 Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $30 million of shares. As consideration for entering into the May 2015 Purchase Agreement, the Company issued 364,837 shares of its common stock to Aspire Capital. The Company has not issued any additional shares under the May 2015 Purchase Agreement. Under the March 2014 Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares. As consideration for entering into the March 2014 Purchase Agreement, the Company issued 150,000 shares of its common stock to Aspire Capital. During the nine months ended September 30, 2015, the Company issued 3.0 million shares of common stock under the March 2014 Purchase Agreement with Aspire for gross proceeds of $9.4 million. Overall, the Company issued 5.1 million shares under the March 2014 Purchase Agreement for gross proceeds of $20.3 million.

Stock Options and Warrants

The following table summarizes the activity for stock options and warrants for the nine months ended September 30, 2015:

Index

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2014	4,427,234	$9.19	6.93	$28.6	3,550,956	$14.12	2.12	$1.0

Changes during the period:
Granted	3,036,688	$3.23			—	$—
Exercised	—	$—			—	$—
Forfeited	(370,588)	$5.32			—	$—
Expired	(481,854)	$7.34			(34,504)	$19.78
Outstanding at September 30, 2015	6,611,480	$6.82	7.36	$15.2	3,516,452	$14.06	1.39	$—
Vested at September 30, 2015 or expected to vest in the future	6,362,987	$6.94	7.28	$13.2	3,516,452	$14.06	1.39	$—
Vested at September 30, 2015	4,685,074	$7.91	6.69	$—	3,516,452	$14.06	1.39	$—

Restricted Stock

During the nine months ended September 30, 2015 and 2014, the Company issued restricted stock for services as follows (in thousands, except share data):

	Nine Months Ended September 30,
	2015	2014
Number of Restricted Stock Issued	811,835	708,706
Value of Restricted Stock Issued	$2,367.5	$4,964.0

The weighted average estimated fair value of restricted stock issued for services in the nine months ended September 30, 2015 and 2014 was $3.10 and $7.00 per share, respectively. The fair value of the restricted stock was determined using the Company’s closing stock price on the date of issuance.

Note 12 – Share-Based Compensation

Share-based Compensation

We utilize share-based compensation in the form of stock options, warrants and restricted stock.  The following table summarizes the components of share-based compensation expense for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of goods sold	$14.4	$55.9	$509.5	$292.6
Research and development	115.9	515.7	1,642.8	1,364.2
Selling, general and administrative	306.2	2,716.3	6,416.2	7,284.7
Total share-based compensation expense	$436.5	$3,287.9	$8,568.5	$8,941.5

Total compensation cost related to nonvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at September 30, 2015 were as follows (in thousands):

	Stock Options	Warrants	Restricted Stock
Unrecognized compensation cost	$3,898.6	$—	$336.5
Expected weighted-average period in years of compensation cost to be recognized	3.27		2.67

Index

Total fair value of shares vested and the weighted average estimated fair values of shares granted for the nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Stock Options		Warrants
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total fair value of shares vested	$5,303.9	$4,141.6	$—	$15.3
Weighted average estimated fair value of shares granted	$2.10	$4.67	$—	$—

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

Note 13 – Research Funding

California Institute for Regenerative Medicine

In June 2015, the California Institute for Regenerative Medicine ("CIRM") granted the Company a $17.7 million award (the "Award") to fund a significant portion of its Phase 3 Intus study for treating patients with recurrent Stage III or Stage IV metastatic melanoma. The Award provides for a $3.0 million project initiation payment, and $14.7 million in future operational milestone payments, and is subject to a dollar-for-dollar match funding by the Company. On June 30, 2015, the Company received the $3.0 million project initiation payment from CIRM, which will be amortized over the estimated Award period as a reduction to the related research and development expenses. Future operational milestone payments will be recorded as a reduction to research and development expenses when the milestone is achieved and payment is received or probable. The State of California has the right to receive, subject to the terms and conditions of the agreement between the Company and CIRM, future payments from the Company, or its collaborators, from sales of a commercial product resulting from research and development efforts supported by the grant, of up to nine times of the Award.

Note 14 – Income Taxes

As of December 31, 2014, the Company had approximately $177.2 million of Federal net operating loss carryforwards ("NOLs") available to offset future taxable income expiring from 2025 through 2033. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s NOLs could be limited in the event of a change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible.  If a change of ownership did occur there would be an annual limitation on the usage of the Company’s losses which are available through 2032.

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

Deferred tax liabilities were $14.6 million and $18.2 million as of September 30, 2015 and December 31, 2014, respectively, and relate to the taxable temporary differences on (i) the goodwill recognized in the PCT acquisition in 2011, (ii) the in-process R&D intangible asset recognized in the Amorcyte Acquisition in 2011, and (iii) the IPR&D intangible asset recognized in the CSC Acquisition in 2014. The taxable temporary difference associated with the goodwill, which is tax deductible and will be amortized over 15 years, will continue to increase the deferred tax liability balance over the amortization period, with an associated charge to the tax provision in each period. The deferred tax liabilities will only reverse when these indefinite-lived assets are sold, impaired, or reclassified from an indefinite-lived asset to a finite-lived asset. As of June 30, 2015, IPR&D recognized in the Amorcyte Acquisition and valued at $9.4 million was fully impaired (see Note 8), resulting in the reversal of the associated deferred tax liability of $3.7 million.

As of September 30, 2015, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company

Index

will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

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

Note 15 – Commitments and Contingencies

Lease Commitments

We entered into an assignment agreement with an unaffiliated third party, effective February 19, 2015, for general office space located in Basking Ridge, NJ. This property is used as the Company's corporate headquarters. The space is approximately 18,000 rentable square feet. The base monthly rent is currently $25,000 and the lease term ends July 31, 2020. In addition, there are two (2) five (5) year renewal options. In connection with the assumption of the lease, the third party (a) conveyed its rights in various scheduled furniture and equipment and (b) paid the Company approximately $580,000. The amount paid to the Company included a security deposit of approximately $115,000. The Company also leases facilities in New York, NY, Irvine, CA, and Mountain View, CA, of which certain have escalation clauses and renewal options, and also leases equipment under certain noncancelable operating leases that expire from time to time through 2021.

A summary of future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year as of September 30, 2015 are as follows (in thousands):

Years ended	Operating Leases
2015	$492.8
2016	2,062.0
2017	1,863.8
2018	1,034.8
2019 and thereafter	1,949.6
Total minimum lease payments	$7,403.0

Expense incurred under operating leases was approximately $0.4 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively. Expense incurred under operating leases was approximately $1.2 million and $0.9 million for the nine months ended September 30, 2015 and 2014, respectively.

Contingencies

We have entered into a strategic collaboration with Sanford Research with the goal of developing a therapy for the treatment of T1D. The initial focus of the collaboration will be the execution of a prospective, randomized, placebo-controlled, double-blind clinical trial (The Sanford Project: Trex Study) to evaluate the safety and efficacy of the Company’s T regulatory cell product candidate, CLBS03, in adolescents with recent onset T1D. The Phase 2 study has an open and active IND in place and subject enrollment is expected to commence as early as the first quarter of 2016. We will be initially responsible for the supply of all study drug to the first 18 enrolled patients upon commencement of the study.

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

Index

Note 16 – Subsequent Events

November 2015 Aspire Capital Agreement

In November, 2015, the Company entered into a Common Stock Purchase Agreement with Aspire Capital, whereby Aspire Capital is committed to purchase up to an aggregate of $30 million of shares (limited to a maximum of approximately 11.0 million shares, unless stockholder approval is obtained or certain minimum sales price levels are met) of the Company's common stock over a 24-month term.  As consideration for entering into the Purchase Agreement, the Company issued 842,696 shares of its common stock to Aspire Capital.

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

Overview

Caladrius Biosciences, Inc. (“we,” “us”, "our", “Caladrius” or the “Company”) is among the first of a new breed of immunotherapy companies with proven expertise and unique experience in cell process optimization, development, and manufacturing. Caladrius is a company combining a leading cell therapy service provider with a development pipeline including a late-stage clinical program based on a proprietary platform technology for immuno-oncology, as well as additional platform technologies for immunomodulation and ischemic repair. This integrated approach supports the industry in bringing significant life-improving medical treatments to market.

Through our wholly owned subsidiary, PCT, LLC, a Caladrius Company ("PCT"), we are an industry leader in providing high-quality innovative and reliable manufacturing capabilities and engineering solutions (e.g., process and assay development, optimization and automation) in the development of cell-based therapies. In addition to leveraging this core expertise in the development of our own products, we partner with other industry leaders who recognize our unique ability to significantly improve their manufacturing processes and supply clinical and commercial product. PCT has worked with over 120 clients and produced over 20,000 cell therapy products since it was founded over sixteen years ago. We currently operate facilities qualified under current Good Manufacturing Practices ("cGMPs") in each of Allendale, NJ, Mountain View, CA and Irvine, CA, and are positioned to expand our capacity both in the United States and internationally, as needed. As the industry continues to mature and a growing number of cell therapy companies approach commercialization, PCT is well positioned to serve as an external manufacturing partner of choice for commercial cGMP manufacturing of cell therapies.
Our most advanced clinical program is based on our tumor cell/dendritic cell technology. It is focused on the development of an innovative cancer immunotherapy treatment (i.e., vaccine) that is designed to target the cells responsible for tumor growth and metastasis, known as cancer- or tumor-initiating cells ("CICs"), using purified CICs from a patient’s own tumor as an antigen source to induce or enhance an anti-tumor immune response in the patient. CLBS20, our lead product candidate based on this platform technology, targets malignant melanoma. CLBS20 is being studied in patients with recurrent Stage III or Stage IV metastatic melanoma. The program has been granted Fast Track and Orphan designation by the Food and Drug Administration (the "FDA") as well as Advanced Therapeutic Medicinal Product classification by the European Medicines Agency (the "EMA"). The protocol for the Phase 3 study, known as the Intus study, is the subject of a Special Protocol Assessment ("SPA") by the FDA. Our SPA letter states that our Phase 3 clinical trial is adequately designed to provide the necessary data that, depending on outcome, could support a Biologics License Application ("BLA") seeking marketing approval of CLBS20. The Intus Study is the subject of a $17.7 million grant from the California Institute for Regenerative Medicine, announced in May 2015. We have also been awarded a contract from the National Cancer Institute of the National Institutes of Health for up to $2.3 million for further process optimization of the underlying platform technology. The study protocol calls for randomizing 250 patients, and patient screening began in the first quarter of 2015 with randomization of the first patient announced in April 2015. An interim analysis is planned after 99 trial events (i.e., deaths) and is expected to occur around the end of 2017. The treatment paradigm for metastatic melanoma continues to evolve with the recent approval of several immuno therapies, and combination therapy is already an industry focus. We believe that CLBS20 has a place in the ultimate treatment paradigm, and we will remain flexible in our clinical efforts to

Index

maximize the role of CLBS20 in this evolving landscape. We are also evaluating other clinical indications for which we may advance this program, including liver cancer, for which we have completed a successful Phase 1 trial in China, as well as ovarian, colon, kidney, brain and lung cancers.
Another of our pipeline programs is based on the use of Regulatory T Cells ("Tregs") to treat diseases caused by imbalances in an individual's immune system. This novel approach seeks to restore immune balance by enhancing Treg cell number and function.  Tregs are a natural part of the human immune system and regulate the activity of T effector cells, the cells that are responsible for protecting the body from viruses and other foreign antigens. When Tregs function properly, only harmful foreign materials are attacked by T effector cells. In autoimmune disease, it is thought that deficient Treg activity permits the T effector cells to attack the body's own beneficial cells. We have entered into a strategic collaboration with Sanford Research with the goal of developing this therapy for the treatment of type 1 diabetes mellitus (“T1D”). Sanford Research is a non-profit research organization that is part of Sanford Health and supports an emerging translational research center focused on finding a cure for T1D. The initial focus of the collaboration will be the execution of a prospective, randomized, placebo-controlled, double-blind clinical trial (The Sanford Project: Trex Study) to evaluate the safety and efficacy of the Company’s Tregs product candidate, CLBS03, in adolescents with recent onset T1D. The Phase 2 study has an open and active investigational new drug application ("IND") in place and subject enrollment is expected to commence as early as the first quarter of 2016. An interim safety analysis of the data will occur after the treatment of the first 18 patients is completed, and an interim efficacy analysis is expected after the first 52 patients reach the 6 month follow-up milestone.
The third of our program platforms is designed to utilize CD34 cells to regenerate tissue damaged by ischemic conditions. Ischemia occurs when the supply of oxygenated blood in the body is restricted, causing local tissue distress and death. Ischemia can lead to conditions such as chronic heart failure ("CHF") and critical limb ischemia ("CLI"). We seek to improve oxygen delivery to affected tissues through the development and formation of new blood vessels initiated or enhanced by CD34 cells. We believe that the positive suggestion of safety and therapeutic activity seen to date in the PreSERVE-AMI Phase 2 study of CLBS10 for ST segment elevation myocardial infarction ("STEMI") supports the underlying platform technology and enables the Company’s exploration of what we believe to be more commercially viable indications of chronic heart failure (CLBS14) and/or critical limb ischemia (CLBS12) as targets for further development. In the case of CLI, we are actively exploring a program to develop CLBS12 under Japan's regenerative medicine law in collaboration with Japanese development and/or manufacturing partners. Japan’s regenerative medicine law enables an expedited path to conditional approval for regenerative medicine products that show sufficient safety evidence and signals of efficacy in a Phase 2 study. This program is supported by three previous studies of autologous CD34 cells in no-option CLI patients. These other indications are early stage opportunities and require external funding and/or partnerships to proceed to the next step in clinical development.
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
Results of Operations

Three and Nine Months Ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014

Net loss for the three months ended September 30, 2015 was approximately $11.4 million compared to $17.2 million for the three months ended September 30, 2014. Net loss for the nine months ended September 30, 2015 was approximately $47.8 million compared to $43.8 million for the nine months ended September 30, 2014.

Net loss for the nine months ended September 30, 2015 included the impact of the Company's decision to no longer pursue further development of CLBS10 upon completion of the ongoing PreSERVE-AMI Phase 2 clinical study. Based on this decision, the Company determined that in process research and development ("IPR&D") valued at $9.4 million was fully impaired (recorded in impairment of intangible assets in our consolidated statement of operations), and the associated deferred tax liability of $3.7 million was reversed (recorded in benefit from income taxes in our consolidated statement of operations). In addition, the fair value of contingent consideration associated with earn out payments on CLBS10 future revenues was reduced from $5.6 million to $0 (recorded in other income in our consolidated statement of operations). The overall net impact for these changes was a $20,000 increase in net loss.

Revenues

Index

For the three months ended September 30, 2015, total revenues were approximately $5.9 million compared to $4.1 million for the three months ended September 30, 2014, representing an increase of $1.8 million, or 43%. Revenues were comprised of the following (in thousands):

	Three Months Ended September 30,
	2015	2014
Clinical Services	$4,099.7	$2,082.8
Clinical Services Reimbursables	878.4	976.2
Processing and Storage Services	910.4	1,058.8
	$5,888.5	$4,117.8

•
Clinical Services were approximately $4.1 million for the three months ended September 30, 2015 compared to $2.1 million for the three months ended September 30, 2014, representing an increase of approximately $2.0 million or 97%. The increase was primarily due to $2.1 million of higher clinical manufacturing revenue.

◦
Process Development Revenue - Process development revenues were approximately $0.6 million for the three months ended September 30, 2015 compared to $0.7 million for the three months ended September 30, 2014. In accordance with our revenue recognition policy, process development revenue is recognized upon contract completion (i.e., when the services under a particular contract are completed). As a result, unearned revenue relating to process development contracts increased from $3.6 million as of June 30, 2015 to $4.3 million as of September 30, 2015. Process development revenue will continue to fluctuate from period to period as a result of our process development revenue recognition policy, and the timing upon when services for a contract are completed.

◦
Clinical Manufacturing Revenue - Clinical manufacturing revenues were approximately $3.5 million for the three months ended September 30, 2015 compared to $1.4 million for the three months ended September 30, 2014. The increase is primarily due to an increase in the number of patients our customers have enrolled and treated in clinical trials, which number varies depending on the stage of the clinical trial.

•
Clinical Services Reimbursables were approximately $0.9 million for the three months ended September 30, 2015 compared to $1.0 million for the three months ended September 30, 2014, representing a decrease of approximately $0.1 million, or 10%. Generally, clinical services reimbursables correlate with clinical services revenues. However, differences in the cost of supplies to be reimbursed can vary greatly from contract to contract based on the cost of supplies needed for each client's manufacturing and development process and may impact this correlation. In addition, our terms for billing reimbursable expenses do not include a significant mark-up in the acquisition cost of such consumables, and as a result, changes in this revenue category have little impact on our gross profit and net loss.

•
Processing and Storage Services were approximately $0.9 million for the three months ended September 30, 2015 compared to $1.1 million for the three months ended September 30, 2014, representing a decrease of approximately $0.1 million or 14%. The decrease was primarily due to lower volume for our oncology stem cell processing services.

For the nine months ended September 30, 2015, total revenues were approximately $14.9 million compared to $12.7 million for the nine months ended September 30, 2014, representing an increase of $2.3 million, or 18%. Revenues were comprised of the following (in thousands):

	Nine Months Ended September 30,
	2015	2014
Clinical Services	$9,580.3	$7,143.7
Clinical Services Reimbursables	2,263.0	2,823.6
Processing and Storage Services	2,964.4	2,695.0
Other	120.0	—
	$14,927.7	$12,662.3

•
Clinical Services were approximately $9.6 million for the nine months ended September 30, 2015 compared to $7.1 million for the nine months ended September 30, 2014, representing an increase of approximately $2.4 million, or 34%. The increase was primarily due to $2.3 million of higher clinical manufacturing revenue.

Index

◦
Process Development Revenue - Process development revenues were approximately $2.6 million for the nine months ended September 30, 2015 compared to $2.5 million for the nine months ended September 30, 2014. In accordance with our revenue recognition policy, process development revenue is recognized upon contract completion (i.e., when the services under a particular contract are completed). As a result, unearned revenue relating to process development contracts increased from $3.2 million as of December 31, 2014 to $4.3 million as of September 30, 2015 Process development revenue will continue to fluctuate from period to period as a result of our process development revenue recognition policy, and the timing upon when services for a contract are completed.

◦
Clinical Manufacturing Revenue - Clinical manufacturing revenues were approximately $6.9 million for the nine months ended September 30, 2015 compared to $4.6 million for the nine months ended September 30, 2014. The increase is primarily due to an increase in the number of patients our customers have enrolled and treated in clinical trials, which number varies depending on the stage of the clinical trial.

•
Clinical Services Reimbursables were approximately $2.3 million for the nine months ended September 30, 2015 compared to $2.8 million for the nine months ended September 30, 2014, representing a decrease of approximately $0.6 million, or 20%. Generally, clinical services reimbursables correlate with clinical services revenues. However, differences in the cost of supplies to be reimbursed can vary greatly from contract to contract based on the cost of supplies needed for each client's manufacturing and development process and may impact this correlation. In addition, our terms for billing reimbursable expenses do not include a significant mark-up in the acquisition cost of such consumables, and as a result, changes in this revenue category have little impact on our gross profit and net loss.

•
Processing and Storage Services were approximately $3.0 million for the nine months ended September 30, 2015 compared to $2.7 million for the nine months ended September 30, 2014, representing an increase of approximately $0.3 million, or 10%. The increase was primarily due to higher volume for our oncology stem cell processing services.

Operating Costs and Expenses of Revenues

 For the three months ended September 30, 2015, operating costs and expenses totaled $16.3 million compared to $20.4 million for the three months ended September 30, 2014, representing a decrease of $4.1 million, or 20%. Operating costs and expenses were comprised of the following:

•
Cost of revenues were approximately $4.8 million for the three months ended September 30, 2015 compared to $4.0 million for the three months ended September 30, 2014, representing an increase of $0.8 million, or 20%. Overall, gross profit for the three months ended September 30, 2015 was $1.1 million, or 18%, compared to gross profit for the three months ended September 30, 2014 of $0.1 million, or 3%. Gross profit percentages generally will increase/decrease as Clinical Service revenue increases/decreases. However, gross profit percentages will also fluctuate from period to period due to the mix of service and reimbursable revenues and costs.

•
Research and development expenses were approximately $6.3 million for the three months ended September 30, 2015 compared to $8.5 million for the three months ended September 30, 2014, representing a decrease of approximately $2.2 million, or 25%.

◦
Immuno-oncology - Immuno-oncology expenses, which are primarily associated with the Intus Phase 3 clinical trial for our lead immunotherapy product candidate CLBS20, were $3.7 million for the three months ended September 30, 2015, representing an increase of $0.8 million compared to the three months ended September 30, 2014.

◦
Ischemic Repair - Ischemic repair expenses were $1.5 million for the three months ended September 30, 2015, representing a decrease of approximately $1.0 million compared to the three months ended September 30, 2014. The decrease is primarily due to lower expenses associated with a potential critical limb ischemia development program in Japan, and lower expenses associated with the PreSERVE-AMI Phase 2 study for CLBS10.

◦
Immune Modulation - Immune modulation expenses, including our efforts focused on initiating a Phase 2 study in T1D, were $0.6 million for the three months ended September 30, 2015, representing a decrease of $1.5 million compared to the three months ended September 30, 2014.

Index

◦
Other - Other research and development expenses were $0.5 million for the three months ended September 30, 2015, representing a decrease of approximately $0.5 million compared to the three months ended September 30, 2014. The decrease was primarily due to lower equity-based compensation expenses during the three months ended September 30, 2015 compared to the prior year.

•
Selling, general and administrative expenses were approximately $5.1 million for the three months ended September 30, 2015 compared to $7.9 million for the three months ended September 30, 2014, representing a decrease of approximately $2.7 million, or 35%. Equity-based compensation included in selling, general and administrative expenses for the three months ended September 30, 2015 was approximately $0.3 million, compared to approximately $2.7 million for the three months ended September 30, 2014, representing a decrease of $2.4 million. Equity-based compensation expense is expected to fluctuate in future quarters as equity-linked instruments are used to compensate employees, consultants and other service providers. Non-equity-based general and administrative expenses for the three months ended September 30, 2015 were approximately $4.8 million, compared to approximately $5.2 million for the three months ended September 30, 2014, representing a decrease of $0.3 million. The decrease was primarily related to lower expenses associated with corporate development activities during the three months ended September 30, 2015 compared to the prior year period.

For the nine months ended September 30, 2015, operating costs and expenses totaled $69.1 million compared to $54.9 million for the nine months ended September 30, 2014, representing an increase of $14.2 million or 26%. Operating costs and expenses were comprised of the following:

•
Cost of revenues were approximately $14.0 million for the nine months ended September 30, 2015 compared to $11.5 million for the nine months ended September 30, 2014, representing an increase of $2.5 million, or 21%. Overall, gross profit for the nine months ended September 30, 2015 was $1.0 million, or 6%, compared to gross profit for the nine months ended September 30, 2014 of $1.1 million, or 9%. Gross profit percentages generally will increase/decrease as Clinical Service revenue increases/decreases. However, gross profit percentages will also fluctuate from period to period due to the mix of service and reimbursable revenues and costs.

•
Research and development expenses were approximately $20.7 million for the nine months ended September 30, 2015 compared to $19.0 million for the nine months ended September 30, 2014, representing an increase of approximately $1.7 million, or 9%.

◦
Immuno-oncology - Immuno-oncology expenses, which are primarily associated with the Intus Phase 3 clinical trial for our lead immunotherapy product candidate CLBS20, were $8.8 million for the nine months ended September 30, 2015, representing an increase of $4.0 million compared to the nine months ended September 30, 2014.

◦
Ischemic Repair - Ischemic repair expenses were $6.0 million for the nine months ended September 30, 2015, representing a decrease of approximately $0.3 million compared to the nine months ended September 30, 2014. The decrease is primarily due lower expenses associated with the PreSERVE-AMI Phase 2 study for CLBS10, which were partially offset by expenses associated with a potential critical limb ischemia development program in Japan.

◦
Immune Modulation - Immune modulation expenses, including our efforts focused on initiating our Phase 2 study of CLBS03 in T1D, were $2.9 million for the nine months ended September 30, 2015, representing a decrease of $2.1 million compared to the nine months ended September 30, 2014.

◦	Other - Other research and development expenses were $3.0 million for both the nine months ended September 30, 2015 and nine months ended September 30, 2014.

•
Impairment of intangible assets for the nine months ended September 30, 2015 relate to the full impairment of IPR&D associated with CLBS10 valued at $9.4 million, based on the Company's decision that it will not pursue further development of CLBS10 upon completion of the ongoing PreSERVE-AMI Phase 2 clinical study.

•
Selling, general and administrative expenses were approximately $25.0 million for the nine months ended September 30, 2015 compared to $24.3 million for the nine months ended September 30, 2014, representing an increase of approximately $0.7 million, or 3%. Equity-based compensation included in selling, general and administrative expenses for the nine months ended September 30, 2015 was approximately $6.4 million, compared to approximately $7.3 million for the nine months ended September 30, 2014, representing a decrease of $0.9 million. Equity-based compensation expense is expected to fluctuate in future quarters as equity-linked instruments are used to compensate employees, consultants and

Index

other service providers. Non-equity-based general and administrative expenses for the nine months ended September 30, 2015 were approximately $18.6 million, compared to approximately $17.0 million for the nine months ended September 30, 2014, representing an increase of $1.6 million. The increase was primarily related to expenses associated with executive management changes in the first quarter of 2015, including new hire compensation-related costs as well as separation-related costs during the nine months ended September 30, 2015. In addition, the increase reflects additional operating activities in connection with the CSC Acquisition in May 2014.

Historically, to minimize our use of cash, we have used a variety of equity and equity-linked instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.

Other Income (Expense)

Other expense, net, for the three months ended September 30, 2015 was $0.4 million and other income, net for the nine months ended September 30, 2015 were $4.4 million, compared with other expense, net, of $0.7 million and $1.1 million for the three and nine months ended September 30, 2014, respectively, and primarily relates to changes in the estimated fair value of our contingent consideration liabilities. The nine months ended September 30, 2015 amounts include the revaluation of the Amorcyte Acquisition-related contingent consideration related to CLBS10 from $5.6 million to $0, based on the Company's decision that it will not pursue further development of CLBS10 upon completion of the ongoing PreSERVE-AMI Phase 2 clinical study.

Interest expense was $0.6 million and $1.7 million for the three and nine months ended September 30, 2015, respectively, compared with $0.2 million and $0.4 million for the three and nine months ended September 30, 2014, respectively. The increase was primarily due to interest expense associated with the $15.0 million loan from Oxford Finance LLC in September 2014 (the "Loan").

Provision (benefit) for Income Taxes

The benefit from income taxes for the nine months ended September 30, 2015 relates primarily to the reversal of the deferred tax liability of $3.7 million associated with the impairment of the IPR&D intangible asset valued at $9.4 million. The provision (benefit) for income taxes for the three and nine months ended September 30, 2015 and 2014 also includes the taxable temporary differences on the goodwill recognized in the PCT acquisition in 2011, which is being amortized over 15 years for tax purposes. A tax provision will continue to be recognized each period over the amortization period, and will only reverse when the goodwill is eliminated through a sale, impairment, or reclassification from an indefinite-lived asset to a finite-lived asset.

Analysis of Liquidity and Capital Resources

At September 30, 2015 we had cash and cash equivalents and marketable securities of approximately $29.4 million, working capital of approximately $18.7 million, and stockholders’ equity of approximately $55.4 million.

During the nine months ended September 30, 2015, we met our immediate cash requirements through revenue generated from our PCT operations, net proceeds received from our public offering of our common stock in June 2015, the issuance of our common stock under our $30 million common stock purchase agreement with Aspire Capital (the "2014 Purchase Agreement"), and existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.

Net cash provided by or used in operating, investing and financing activities from continuing operations were as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(30,530.6)	$(35,991.2)
Net cash used in investing activities	(921.2)	(3,547.4)
Net cash provided by financing activities	36,320.4	25,546.1

Operating Activities

Index

Our cash used in operating activities in the nine months ended September 30, 2015 totaled approximately $30.5 million, which is the sum of (i) our net loss of $47.8 million, adjusted for non-cash expenses totaling $11.9 million (which includes adjustments for equity-based compensation, depreciation and amortization, impairments of intangible assets, and changes in acquisition-related contingent consideration liabilities and deferred tax liabilities), and (ii) changes in operating assets and liabilities providing approximately $5.3 million.

Our cash used in operating activities in the nine months ended September 30, 2014 totaled approximately $36.0 million, which is the sum of (i) our net loss of $43.8 million, adjusted for non-cash expenses totaling $11.7 million (which includes adjustments for equity-based compensation, depreciation and amortization, and changes in acquisition-related contingent consideration liabilities), and (ii) changes in operating assets and liabilities providing approximately $3.9 million.

 Investing Activities

During the nine months ended September 30, 2015, we spent approximately $2.6 million for property and equipment. In addition, we sold (net of purchases) approximately $1.7 million marketable securities available for sale.

During the nine months ended September 30, 2014, we spent approximately $2.9 million for property and equipment, and purchased (net of sales) approximately $0.7 million in marketable securities.

Financing Activities

During the nine months ended September 30, 2015, our financing activities consisted of the following:

•
We raised $28.8 million (or $26.5 million in net proceeds after deducting underwriting discounts and commissions and offering expenses) through an underwritten offering of 14.4 million shares of common stock at a public offering price of $2.00 per share.

•
We raised gross proceeds of approximately $9.4 million through the issuance of approximately 3.0 million shares of common stock under the provisions of the 2014 Purchase Agreement with Aspire Capital, LLC, an Illinois limited liability company ("Aspire Capital").

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

•	We raised gross proceeds of approximately $11.2 million through the issuance of approximately 1.7 million shares of common stock under the provisions of our equity line of credit with Aspire.

•	We raised approximately $2.0 million from the exercise warrants and options.

•	We received proceeds of $1.8 million from the issuance of notes payable relating to certain insurance policies and equipment financings, less repayments of $0.7 million.

Liquidity and Capital Requirements Outlook

Liquidity

We anticipate requiring additional capital in order to fund the development of cell therapy product candidates, particularly in our Immuno-oncology and Immune Modulation Programs, as well as to engage in strategic transactions. The most significant funding needs are anticipated to be in connection with the conduct of our Intus study, which is expected to cost approximately $45 million in total (or $28 million, net of the $17.7 million grant awarded by California Institute for Regenerative Medicine ("CIRM") in June 2015 to fund a significant portion of the Intus study). As of September 30, 2015, remaining costs on the Intus study are estimated to be approximately $36 million (or $22 million, net of the remaining $14.7 million CIRM funding not yet received). We also anticipate requiring additional capital to grow the PCT business, including implementing additional automation

Index

capabilities and pursuing plans to establish commercial capacity, harmonize operations across locations, strengthen quality systems and expand internationally.

To meet our short and long term liquidity needs, we currently expect to use existing cash balances, our revenue generating activities, and a variety of other means. Those other means include the common stock purchase agreement with Aspire Capital (the "Purchase Agreement") signed in November 2015, whereby we can sell to Aspire Capital the lesser of (i) $30.0 million of Common Stock or (ii) the dollar value of approximately 11.0 million shares of Common Stock based on the market price of the Common Stock at the time of such sale as determined under the Purchase Agreement, as well as proceeds from the CIRM award, which provided for a $3.0 million project initiation payment received in June 2015, and $14.7 million in future operational milestone payments, and is subject to a dollar-for-dollar match funding by the Company.

In September 2014, we entered into a loan and security agreement with Oxford Finance LLC and received $15.0 million in gross proceeds. The Company has been making interest-only payments on the outstanding amount of the Loan on a monthly basis at a rate of 8.50% per annum, and will continue interest-only payments until April 1, 2016. Commencing on April 1, 2016, the Company will make 30 consecutive monthly payments of principal and interest. The Loan matures on September 1, 2018. In June 2015, we raised $28.8 million (or $26.5 million in net proceeds after deducting underwriting discounts and commissions and offering expenses) through an underwritten offering of 14.4 million shares of common stock at a public offering price of $2.00 per share. Other sources of liquidity could include additional potential issuances of equity securities in public or private financings, option exercises, partnerships and/or collaborations, and/or sale of assets. In addition, we expect to continue to seek as appropriate grants for scientific and clinical studies from CIRM, Department of Health and Human Services, Department of Defense, and other U.S. and foreign governmental agencies and foundations. There can be no assurance that we will be successful in qualifying for or obtaining such grants. Our history of operating losses and liquidity challenges may make it difficult for us to raise capital on acceptable terms or at all. The demand for the equity and debt of biopharmaceutical companies like ours is dependent upon many factors, including the general state of the financial markets. During times of extreme market volatility, capital may not be available on favorable terms, or at all. Our inability to obtain such additional capital could materially and adversely affect our business operations. We believe that our current cash balances and revenue generating activities, along with access to the Purchase Agreement, will be sufficient to fund the business through the next 12 months.

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

Commitments and Contingencies

The following table summarizes our obligations to make future payments under current contracts as of September 30, 2015 (in thousands):

Payments Due Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Notes Payable	$1,826.3	$1,012.2	$814.1	$—	$—
Long Term Debt	16,200.0	2,751.4	13,448.6	—	—
Purchase Obligations	583.8	333.6	250.2	—	—
Operating Lease Obligations	7,403.0	2,037.6	3,172.1	1,899.0	294.3
Total	$26,013.1	$6,134.8	$17,685.0	$1,899	$294.3

Other significant commitments and contingencies include the following:

•
Under agreements with external clinical research organizations (“CROs”), we will incur expenses relating to our clinical trials for our therapeutic product candidates in development. The timing and amount of these expenses are based on

Index

performance of services rendered and expenses as incurred by the CROs and therefore, we cannot reasonably estimate the timing of these payments.

•
We have entered into a strategic collaboration with Sanford Research with the goal of developing a therapy for the treatment of T1D. The initial focus of the collaboration will be the execution of a prospective, randomized, placebo-controlled, double-blind clinical trial (The Sanford Project: Trex Study) to evaluate the safety and efficacy of the Company’s T regulatory cell product candidate, CLBS03, in adolescents with recent onset T1D. The Phase 2 study has an open and active IND in place and subject enrollment is expected to commence as early as the first quarter of 2016. We will be initially responsible for the supply of all study drug to the first 18 enrolled patients upon commencement of the study.

•
Under certain license, collaboration, and merger agreements, we may be required to pay for research and development costs, and to pay royalties, milestone and/or other payments upon successful development and commercialization of products. However, successful research and development of pharmaceutical products is high risk, and most products fail to reach the market. Therefore, at this time the amount and timing of the payments related to commercialization of products, if any, are not known.

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

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates during the three months ended September 30, 2015, compared to those reported in our 2014 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates. Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our investments in marketable securities, which consist primarily of short-term money market funds and municipal debt securities. However, as of September 30, 2015, we do not believe we are materially exposed to changes in interest rates given the short-term duration of the securities. Additionally, our outstanding $15.0 million long-term loan with Oxford Finance LLC, representing our largest component of debt, has a fixed interest rate until 2018, and is not subject to interest rate exposure. As a result, we have no material exposure to market risk related to interest rate changes as of September 30, 2015.

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

Index

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

As of September 30, 2015, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors previously reported in our 2014 Form 10-K. See the risk factors set forth in the Company's Annual Report on our 2014 Form 10-K under the caption "Item 1 A - Risk Factors".

Our future success is significantly dependent on the timely and successful development and commercialization of CLBS20, our metastatic melanoma product candidate, and if we encounter delays or difficulties in the development of this product candidate, as well as CLBS03, our T1D product candidate, that are at earlier stages of development, our business prospects would be significantly harmed.
We are dependent upon the successful development, approval and commercialization of our product candidates. Before we are able to seek regulatory approval of our product candidates, we must conduct and complete extensive clinical trials to demonstrate their safety and efficacy in humans. All of our product candidates are in early stages of development except for CLBS20 which is the subject of a Phase 3 clinical trial for recurrent stage III or stage IV metastatic melanoma for which we began initiating clinical sites in Q42014 and randomized the first patient in 2Q2015. We expect to complete enrollment of our Phase 3 Intus study in the fourth quarter of 2016.
We also plan to initiate in early 2016 a Phase 2 study of CLBS03, a Treg based therapeutic being developed to treat T1D. We are also actively exploring means by which we can take advantage of the paradigm of conditional approval for regenerative medicine products established by new regulations in Japan for products that show sufficient safety evidence and some evidence of efficacy with CLI and liver cancer being the indications we are considering. Clinical testing is expensive, difficult to design and implement, and can take many years to complete. Importantly, a failure of one or more of these or any other clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to complete our clinical studies, receive regulatory approval or commercialize our cell therapy product candidates, including the following:

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

•
imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an investigational new drug application or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical study operations or study sites; developments on trials conducted by competitors or approved products

Index

post‑market for related technology that raises FDA concerns about risk to patients of the technology broadly; or if FDA finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;

•	difficulty collaborating with patient groups and investigators;

•	failure by our CROs, other third parties, or us to adhere to clinical study requirements;

•	failure to perform in accordance with the FDA’s good clinical practices, or GCPs, requirements, or applicable regulatory guidelines in other countries;

•	delays in having patients qualify for or complete participation in a study or return for post-treatment follow-up;

•	patients dropping out of a study;

•	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;

•	changes in the standard of care on which a clinical development plan was based, which may require altered, amended, new or additional trials;

•
transfer of manufacturing processes from our academic collaborators to larger-scale facilities operated by either a contract manufacturing organization, or CMO, or by us, and delays or failure of our CMOs or us to make any necessary changes to such manufacturing process;

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
In the Phase 2 clinical trial of CLBS20 in metastatic melanoma serious adverse events included AMI, seizures, and acute myelogenous leukemia. However, the events in the trial were judged as unrelated to study participation by the investigator.
The Phase 2 study of CLBS20 in metastatic melanoma originally was designed to include 200 patients. However, the study was terminated early due to funding issues faced by the prior owner of CLBS20; as a result, a final analysis was conducted of 42 patients who had been randomized and received either tumor cells (TC) or dendritic cells loaded with tumor cell antigens (DC-TC).
Creation of CLBS20, our cancer vaccine for melanoma, is based on a complex process that involves, among other things, the growing out in culture of cancer initiating cells for each patient until a sufficient number of purified cells have been obtained for the treatment, which is the first step to potential randomization into the Intus Phase 3 clinical trial. If we experience problems with the manufacture of CLBS20, our Phase 3 clinical trial could be delayed.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 20, 2015, in consideration for services previously rendered, the Company agreed to issue to a service firm, 21,600 shares of the Company's restricted common stock vesting 3,600 immediately upon issuance, and 3,600 in each of the following five months.
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

Index

pursuant to Regulation D and may not be resold in the United States or to U.S. persons unless registered under the Securities Act or pursuant to an exemption from registration under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Common Stock Purchase Agreement

On November 4, 2015, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, (“Aspire Capital”), pursuant to which Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares of the Company’s common stock (the “Purchase Shares”).  The Company and Aspire Capital are parties to two prior Common Stock Purchase Agreements, the latest was entered into on May 4, 2015 .

Summary of Terms of the Purchase Agreement

On any business day after the May 4, 2015 and over the 24-month term of the Purchase Agreement, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”) directing Aspire Capital to purchase up to 50,000 Purchase Shares per business day; however, no sale pursuant to such a Purchase Notice may exceed five hundred thousand dollars ($500,000) per business day, unless the Company and Aspire Capital mutually agree. The Company and Aspire Capital also may mutually agree to increase the number of shares that may be sold to as much as an additional 2,000,000 Purchase Shares per business day. The purchase price per Purchase Share pursuant to such Purchase Notice (the “Purchase Price”) is the lower of (i) the lowest sale price for the Company’s common stock on the date of sale or (ii) the average of the three lowest closing sale prices for the Company’s common stock during the 12 consecutive business days ending on the business day immediately preceding the purchase date. The applicable Purchase Price will be determined prior to delivery of any Purchase Notice.

In addition, on any date on which the Company submits a Purchase Notice to Aspire Capital for at least 50,000 Purchase Shares, the Company also has the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of the Company’s common stock equal to up to 30% of the aggregate shares of common stock traded on the next business day (the “VWAP Purchase Date”), subject to a maximum number of shares determined by the Company (the “VWAP Purchase Share Volume Maximum”). The purchase price per Purchase Share pursuant to such VWAP Purchase Notice (the “VWAP Purchase Price”) shall be 95% of the volume weighted average price for the Company’s common stock traded on (i) the VWAP Purchase Date if the aggregate shares to be purchased on that date does not exceed the VWAP Purchase Share Volume Maximum, or (ii) the portion of such business day until such time as the aggregate shares to be purchased will equal the VWAP Purchase Share Volume Maximum. Further, if on the VWAP Purchase Date the sale price of the Company’s common stock falls below the greater of (i) 80% of the closing price of the Company’s common stock on the business day immediately preceding the VWAP Purchase Date or (ii) the price set by the Company in the VWAP Purchase Notice (the “VWAP Minimum Price Threshold”), the VWAP Purchase Amount will be determined using the percentage in the VWAP Purchase Notice of the total shares traded for such portion of the VWAP Purchase Date prior to the time that the sale price of the Company’s common stock fell below the VWAP Minimum Price Threshold and the VWAP Purchase Price will be 95% of the volume weighted average price of our common stock sold during such portion of the VWAP Purchase Date prior to the time that the sale price of our common stock fell below the VWAP Minimum Price Threshold.

The number of Purchase Shares covered by and timing of each Purchase Notice or VWAP Purchase Notice are determined at the Company’s discretion. The aggregate number of shares that the Company can sell to Aspire Capital under the Purchase Agreement may in no case exceed 11,019,276 shares of our common stock (which is equal to approximately 19.9% of the common stock outstanding on the date of the Purchase Agreement, including the 842,696 shares of the Company’s common stock (the “Commitment Shares”) to be issued to Aspire Capital in consideration for entering into the Purchase Agreement) (the “Exchange Cap”), unless (i) shareholder approval is obtained to issue more, in which case the Exchange Cap will not apply, or (ii) stockholder approval has not been obtained and at any time the Exchange Cap is reached and at all times thereafter the average price paid for all shares issued under the Purchase Agreement (including the Commitment Shares) is equal to or greater than $1.35 (the “Minimum

Index

Price”), a price equal to the consolidated closing bid price of the Company’s common stock on the date of the Purchase Agreement; provided that at no time shall Aspire Capital (together with its affiliates) beneficially own more than 19.9% of the Company’s common stock.

The Purchase Agreement contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions. The Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost or penalty.

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

Registration Rights

In connection with the Purchase Agreement, the Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Aspire Capital, dated November 4, 2015. The Registration Rights Agreement provides, among other things, that the Company will register the sale of the Commitment Shares and the Purchase Shares to Aspire Capital pursuant to the Company’s existing shelf registration statement or a new registration statement (the “Registration Statement”). The Company further agreed to keep the Registration Statement effective and to indemnify Aspire Capital for certain liabilities in connection with the sale of the Securities under the terms of the Registration Rights Agreement.

The foregoing descriptions of the Purchase Agreement and the Registration Rights Agreement are not complete and are qualified by reference to the full text of such documents, copies of which are filed as Exhibits 10.3 and 4.1, respectively, to this Quarterly Report and are incorporated herein by reference. The representations and warranties contained in the Purchase Agreement, which are qualified by the disclosure schedules thereto, are solely for the purpose of allocating contractual risk between the parties, are not for the benefit of any party other than the parties to such agreements and are not intended as documents for investors and the public to obtain factual information about the current state of affairs of the parties thereto. Rather, investors and the public should look to other disclosures contained in the Company’s filings with the SEC.

Index

ITEM 6. EXHIBITS
The Exhibit Index appearing immediately after the signature page to this Form 10-Q is incorporated herein by reference.

Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALADRIUS BIOSCIENCES, INC.
November 5, 2015	By: /s/ David J. Mazzo, PhD Name: David J. Mazzo, PhD Title: Chief Executive Officer
November 5, 2015	By: /s/ Joseph Talamo Name: Joseph Talamo Title: Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

Index

CALADRIUS BIOSCIENCES, INC.
FORM 10Q

Exhibit Index

3.1
Amended and Restated Certificate of Incorporation of Caladrius Biosciences, Inc., filed with the Secretary of State of the State of Delaware on October 3, 2013 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 3, 2013 and incorporated herein by reference).

3.2	Amended and Restated By-Laws dated January 5, 2015 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on January 5, 2015, and incorporated herein by reference).
4.1*	Registration Rights Agreement, dated as of November 4, 2015, by and between Caladrius Biosciences, Inc. and Aspire Capital Fund, LLC.
5.1*	Opinion of Paul Hastings LLP
10.1
Caladrius Biosciences, Inc. 2015 Equity Compensation Plan (filed as Annex A to Registrant's Definitive Proxy Statement filed on Schedule 14A, filed with the SEC on June 8, 2015, and incorporated herein by reference).

10.2*	Second Amendment to Loan and Security Agreement, dated September 15, 2015, by and between Caladrius Biosciences, Inc., and Oxford Finance LLC.
10.3*	Common Stock Purchase Agreement, dated as of November 4, 2015, by and between Caladrius Biosciences, Inc. and Aspire Capital Fund, LLC.
23.1*	Consent of Paul Hastings LLP (included in Exhibit 5.1).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
_______________

*	Filed herewith.
**	Furnished herewith.