Form 10-K
period 2015-12-31
Caladrius Biosciences, Inc.
filed 2016-03-15
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________________   to _________________________

Commission File Number 001-33650

CALADRIUS BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	22-2343568
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

106 ALLEN ROAD, FOURTH FLOOR BASKING RIDGE, NJ	07920
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: 908-842-0100

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Capital Market
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
Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 (the last business day of the most recently completed second fiscal quarter) was approximately $94.6 million, computed by reference to the last sale price of $1.87 for the common stock on the NASDAQ Capital Market reported for such date. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 14, 2016, 59,030,599 shares of the registrant's common stock, par value 0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the Annual Meeting of Stockholders.

Index

All references in this Annual Report on Form 10-K to “we,” “us,” the “Company” and “CALADRIUS” mean CALADRIUS, Inc., including subsidiaries and predecessors, except where it is clear that the term refers only to CALADRIUS, Inc. This Annual Report on Form 10-K contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Index

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report (this "Annual Report") contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical information. When used in this Annual Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements, although some forward-looking statements are expressed differently. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity or our achievements or industry results, to be materially different from any future results, performance, levels of activity or our achievements or industry results expressed or implied by such forward-looking statements. Factors that could cause our actual results to differ materially from anticipated results expressed or implied by forward-looking statements include, among others:

•
our ability to obtain sufficient capital or strategic business arrangements to fund our operations and expansion plans, including meeting our financial obligations under various licensing and other strategic arrangements, the funding of our clinical trials for product candidates, and the commercialization of the relevant technology;

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

•	whether any potential strategic or financial benefits of various licensing agreements will be realized;

•	the results of our development activities;

•
our ability to complete our other planned clinical trials (or initiate other trials) in accordance with our estimated timelines due to delays associated with enrolling patients due to the novelty of the treatment, the size of the patient population and the need of patients to meet the inclusion criteria of the trial or otherwise; and

•	our ability to satisfy our obligations under our loan agreement.

The factors discussed herein, including those risks described in "Item 1A. Risk Factors" and in the Company's other periodic filings with the SEC, which are available for review at www.sec.gov under “Search for Company Filings,” could cause actual results and developments to be materially different from those expressed or implied by such statements. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index

PART I

ITEM 1. BUSINESS.

OVERVIEW

Caladrius Biosciences, Inc. (“we,” “us,” "our," “Caladrius” or the “Company”), through its subsidiary, PCT, LLC, a Caladrius CompanyTM ("PCT"), is a leading provider of development and manufacturing services to the cell therapy industry (which includes cell-based gene therapy). PCT has significant cell therapy-specific experience and expertise, an expansive list of noteworthy clients and significant revenue growth over the past two years. Notably, PCT and Hitachi Chemical Co. America, Ltd. and Hitachi Chemical Co., Ltd. ( collectively "Hitachi Chemical") recently entered into a strategic collaboration to accelerate the creation of a global commercial cell therapy development and manufacturing enterprise with deep engineering expertise. Caladrius leverages both its internal specialized cell therapy clinical development expertise and PCT’s prowess to select and develop early-stage cell therapy candidates with the intention of partnering these candidates post proof-of-concept in man to both generate value for our shareholders and to expand PCT’s client base. Our current product candidate, CLBS03, is a T regulatory cell (“Treg”) clinical Phase 2 therapy targeting adolescents with recent-onset type 1 diabetes.

Cell Therapy Development and Manufacturing

PCT is a leading cell therapy development and manufacturing provider (often called a contract development and manufacturing organization, or "CDMO"), specializing in cell and cell-based gene therapies. PCT offers high-quality development and manufacturing capabilities (e.g., current Good Manufacturing Practice (“cGMP”) manufacturing systems and facilities), quality systems, cell and tissue processing, logistics, storage and distribution) and engineering solutions (e.g., process and assay development, optimization and automation) to clients with therapeutic candidates at all stages of development. PCT produces clinical supplies and ultimately, intends also to produce commercial product for its clients. PCT has worked with over 100 clients and produced over 20,000 cell therapy products since it was founded seventeen years ago. PCT’s manufacturing services are designed to reduce the capital investment and time required by clients to advance their development programs compared to conducting process development and manufacturing in-house. PCT has demonstrated regulatory expertise, including the support of over 50 U.S. and European Union ("EU") regulatory filings for clients, and expertise across multiple cell types and therapeutic applications, including immunotherapy (e.g. CAR-T therapies), neuro/endocrine therapies, hematopoietic replacement and tissue repair/regeneration. PCT offers a complete development pathway for its clients, with services supporting preclinical through commercial phase, all underpinned by timely process optimization and automation support. We currently operate facilities qualified under cGMPs in each of Allendale, New Jersey and Mountain View, California, including EU-compliant production capacity. On March 11, 2016, PCT entered into a strategic collaboration and license agreement with Hitachi Chemical to accelerate the creation of a global commercial cell therapy development and manufacturing enterprise with deep engineering expertise. PCT is positioned to expand its capacity both in the United States and internationally, as needed. As the industry continues to mature and a growing number of cell therapy companies approach commercialization, we believe that PCT is well positioned to serve as an external manufacturing partner of choice for commercial-stage cell therapy companies.

CLBS03

We are developing strategically, through the utilization of our core development and manufacturing expertise, a product candidate that is an innovative therapy for type 1 diabetes mellitus ("TID"). This therapy is based on a proprietary platform technology for immunomodulation. We have selected as an initial target the unmet medical need of pediatric patients who are newly diagnosed with T1D. This program is based on the use of T regulatory cells ("Tregs") to treat diseases caused by imbalances in an individual's immune system. This novel approach seeks to restore immune balance by enhancing Treg number and function. Tregs are a natural part of the human immune system and regulate the activity of T effector cells; the cells that are responsible for protecting the body from viruses and other foreign antigens. When Tregs function properly, only harmful foreign materials are attacked by T effector cells. In autoimmune disease, however, it is thought that deficient Treg activity and numbers permit the T effector cells to attack the body's own beneficial cells. In the case of T1D, there are currently no curative treatments, only lifelong insulin therapy, which often does not prevent serious co-morbidities. Two Phase 1 clinical trials of this technology in T1D demonstrated safety and tolerance, feasibility of manufacturing, an implied durability of effect and an early indication of efficacy through the preservation of beta cell function. In the first quarter of 2016 we expect to commence patient enrollment in the first of two cohorts in The Sanford Project: T-Rex Study, a Phase 2 prospective, randomized, placebo-controlled, double-blind clinical trial to evaluate the safety and efficacy of our Treg product candidate, CLBS03, in adolescents with recent onset T1D. After the three-month follow-up of the first cohort of 18 patients, which is expected in early 2017, an initial safety analysis of the data and early analysis of immunological biomarkers will be undertaken. Satisfactory evaluation of the safety of the initial cohort as agreed by us, our independent Data Safety Monitoring Board and the U.S. Food and Drug Administration ("FDA") will then prompt the enrollment of the remaining 93 patients. A subsequent interim analysis of efficacy is planned after approximately 50% of patients

Index

reach the six-month follow-up milestone. We have entered into a strategic collaboration with Sanford Research to support the execution of this trial. Sanford Research is a U.S.-based non-profit research organization that supports an emerging translational research center focused on finding a cure for T1D.

Additional Technology Platforms

Our broad intellectual property portfolio of cell therapy assets includes notable programs available for out-licensing and partnering in order to continue their clinical development. These include platforms using tumor cell/dendritic cell technology for immuno-oncology and CD34 technology for ischemic repair. Both have the benefit of promising Phase 2 clinical data and are applicable to multiple indications. The immuno-oncology platform is based on our extensive intellectual property portfolio and includes CLBS20, a candidate for metastatic melanoma which was investigated in two Phase 2 trials and recently in a discontinued Phase 3 clinical trial. With respect to our ischemic repair platform, we are actively exploring a program to develop CLBS12 (a candidate for critical limb ischemia "CLI") under Japan's favorable regenerative medicine law and seeking to collaborate on CLBS 12 with development and/or manufacturing partners. In January 2016, we out-licensed our CD34 technology to SPS Cardio, LLC for chronic heart failure and acute myocardial infarction (candidate CLBS10) in India and other designated territories and non-major world markets outside the United States. Furthermore, a cell-derived dermatological product technology for topical skin application was out-licensed in February 2016 to AiVita Biomedical, Inc. ("AiVita"), which it intends to distribute through ALPHAEON Corporation. Finally, our Treg immune modulation platform has potential applications across multiple autoimmune and allergic diseases beyond TID for which we are exploring partnering opportunities, including steroid-resistant asthma, multiple sclerosis, chronic obstructive pulmonary disease, inflammatory bowel disease, graft versus host disease, lupus and rheumatoid arthritis.

Our long term strategy focuses on advancing cell-based therapies to the market and assisting patients suffering from life-threatening medical conditions. Coupling our clinical development expertise with our process development and manufacturing capabilities, we believe we are positioned to realize potentially meaningful value increases within our own proprietary pipeline based on demonstration of proof-of-concept in man as well as process and manufacturing advancements.

Corporate Information

We incorporated in 1980 as a Delaware corporation and our principal executive offices are located at 106 Allen Road, Fourth Floor, Basking Ridge, NJ 07920. Our telephone number is (908) 842-0100 and our corporate website address is www.caladrius.com. We include our website address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our website. The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as well as other documents we file with the U.S. Securities and Exchange Commission ("SEC"), are available free of charge through the Investors section of our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The public can obtain documents that we file with the SEC at www.sec.gov.

This Annual Report on Form 10-K includes the following trademarks, service marks and trade names owned by us: Caladrius®, Amorcyte®, AthelosTM, and PCT, LLCTM. These trademarks, service marks and trade names are the property of Caladrius and its affiliates. This Annual Report on Form 10-K also includes other trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and traded names included herein are the property of their respective owners.

____________________________________

PCT: A PREMIER CELL THERAPY SERVICE PROVIDER

Through our subsidiary, PCT, we provide high quality manufacturing capabilities and innovative engineering solutions in the development of cell-based therapies. Our strategy is to leverage our core expertise in the support of cell therapy developers, biotechnology companies and pharmaceutical companies that recognize our ability to improve their manufacturing processes and to provide value-added manufacturing services.

We operate two state-of-the-art, accredited and certified U.S. facilities, one in Allendale, New Jersey, and one in Mountain View, California. We are seeking to expand our manufacturing facilities internationally.

Index

Our in-house expertise provides us with know-how and resources to cost-effectively and efficiently develop our own selected cell therapy product candidates, as well as to translate our own proprietary technologies into stable, reproducible, well-characterized, commercially viable cell therapy products candidates for clients. We believe that this expertise provides us with an advantage in the advancement and development of our own product candidates. With respect to those product candidates to date, including our CLBS03 Phase 2 product candidate, all manufacturing has been carried out by our in-house team.

On March 11, 2016, PCT entered into a global collaboration with Hitachi Chemical that includes licensing, development and equity components. As part of the collaboration, Hitachi Chemical has purchased a 19.9% equity interest in PCT for $19.4 million. We retain the remaining 80.1% ownership of PCT. In addition, PCT has licensed its cell therapy technology and know-how to Hitachi Chemical for cell therapy manufacturing in certain Asian territories, including Japan, where the Pharmaceuticals and Medical Devices Agency ("PMDA") has introduced more favorable legislation to stimulate the growth of regenerative medicine development in Japan. Under the license agreement, Hitachi Chemical will pay PCT $5.6 million in upfront and fee driven payments, each of which is expected to be achieved in 2016. In addition, Hitachi Chemical will pay service fees and royalties on contract revenue in those territories. Under the license arrangement, Hitachi Chemical is responsible for all capital and operational expenses associated with establishment and operation of the Asian business on which PCT is entitled to royalty payments. Outside of the license agreement, PCT and Hitachi Chemical have agreed to explore the establishment of a joint venture in Europe. By leveraging this expanded footprint, we believe PCT's clients will gain access to the cell and cell-based gene therapy markets of tomorrow, where we expect engineering solutions to process optimization and automation will play a seminal role worldwide.

Our Experience and Expertise

Our management team has extensive and unique experience in domestic and internationally regulated cell therapy development, including contract research, development and manufacturing across a broad range of science, technologies and process operations. Members of our management include recognized and credentialed experts in all aspects of clinical and product development, characterization, manufacturing, delivery and use, of cellular products and have extensive experience designing, validating and operating cGMP/GLP cell therapy manufacturing facilities.

PCT's expertise is focused on advancing product candidates from conception through commercialization by reducing manufacturing risks, shortening the time to regulatory approval and lowering the overall costs of a clinical development program. With its established facilities and infrastructure, PCT offers expertise at all stages of the product development lifecycle and cost-effective development and manufacturing services that meet applicable quality standards.

During its approximately 17 years in operation, PCT has produced more than 20,000 different cell therapy products based on many cell types, including neuronal and skin based cells for brain and spinal cord repair, myoblasts, mesenchymal cells and bone marrow derived cells for heart disease, T cells (such as T Regulatory cell, CAR-T and TCR therapies), tumor, dendritic cells and monocytes for cancer treatment, cord blood, peripheral blood, bone marrow CD34 selected cells for transplantation and islet cells for diabetes.

PCT's expertise is in high quality delivery of cell therapy, including:

•
Manufacturing: Manufacturers of cell therapy-based products and specifically those manufacturing patient-specific cell therapies, face a number of challenges, including limited unit sizes and process scalability, short processing turnaround times and stringent and evolving regulatory requirements. PCT addresses these challenges by leveraging its established cGMP infrastructure and quality systems.

•
Innovation and Engineering: We develop innovative long-term solutions to the unique challenges of cell therapy manufacturing through our Center for Innovation & Engineering. We accelerate the use of automation, integration, closed processing and other strategies to address scale up, cost of goods, quality control and robustness of manufacturing process. In order to utilize our expertise and further reduce cost of goods sold for products, PCT continually seeks innovation drivers, including new opportunities for automation in its manufacturing operations.

•
Manufacturing Development: PCT develops, optimizes, implements and validates various aspects of cell therapy product and process development. PCT also provides analytical development, such as the creation of quality assays.

•	Cell and Tissue Processing: PCT provides cost-effective cell processing services that meet current Good Tissue Practices ("cGTP") standards.

Over the next several years, we anticipate that the number of companies in the cell therapy field will continue to increase and the relative distribution of stage of development of the therapeutics will continue to shift towards Phase 2 and Phase 3 trials

Index

and into commercial distribution if regulatory approvals are obtained. As this industry continues to develop and mature, we believe PCT is well positioned to capture a meaningful share of this potentially larger, more profitable market. To meet this coming demand, we are exploring opportunities to expand internationally.

Improving Deliverability of Cell Therapy Products through PCT's Center for Innovation & Engineering

As the field of regenerative medicine matures and an increasing number of products reach the marketplace, valuable lessons are being learned about the strengths and weaknesses of various business models that may allow for therapies to be delivered to large numbers of patients. At our Center for Innovation & Engineering, we are thinking beyond current practices to accelerate the use of automation, integration and other engineering strategies to address the important issues of scale up, cost of goods, and improved robustness of manufacturing process in anticipation of commercial production.

We are applying engineering principles to transition cell therapy science to manufacturing at scale and applying development by design principles, as well as structured development methodology focused on unit operations to increase the chance of successful commercial-scale manufacturing. In addition to building our internal core of engineering and innovation expertise, we are partnering with solutions providers and academic institutions to leverage existing expertise and develop novel closed systems, single-use disposables, automation, and integration. In this way, we believe that we will be able to support the manufacture of high quality products at a reasonable cost of goods and meet product demand in a scalable manner as it grows throughout the commercial life of the therapeutic. For example, we are collaborating with Invetech Pty Ltd, ("Invetech") to develop a new closed processing system for cell therapy manufacturing whereby Invetech has provided system design and engineering development and we have developed applications for performing closed cell processing manipulations.

Facilities

With more than 50,000 square feet in its Allendale, New Jersey and Mountain View, California facilities, PCT is a cGMP cell therapy center of excellence with facilities on both the east and the west coasts of the United States. These facilities include 5,500 square feet of controlled environment rooms ("CERs" or "clean rooms") that are unidirectional-flow, negative-pressure, and International Organization for Standardization ("ISO") designation 7 ("ISO7") classified and ISO 6/EU Grade B, which allows products to be sent to the EU for clinical trials. We are currently in the process of increasing our clean room capacity at the Allendale facility by 60% while developing and implementing cell therapy-specific pharmaceutical grade quality systems to support commercial manufacturing for the United States and Europe, with the build-out expected to complete in 2016. Each CER has controlled access, live facility and equipment monitoring with automated alarm call-out, dedicated HVAC systems and an uninterruptible power supply ("UPS") connection maintained by an external diesel-fueled back-power generator. Each facility also contains cell and tissue cryogenic storage rooms with controlled access, live facility and equipment monitoring with automated alarm call-out, and UPS connection to ensure high levels of quality control and risk mitigation for product storage.

Our facilities are accredited by the Foundation for the Accreditation of Cellular Therapy ("FACT"), hold all requisite licensures, are registered with the FDA as human cells, tissues, and cellular and tissue-based products ("HCT/Ps") facilities and maintain cGMP compliant quality systems. The Allendale facility also has been designed to be compliant with European Medicines Agency ("EMA") standards for the manufacture of human cells for therapeutic use.

Competition

PCT's manufacturing business faces competition from other third party contract manufacturers as well as more general competition from companies and academic and research institutions that may choose to self-manufacture rather than utilize a contract manufacturer. Two of the larger third party contract manufacturer competitors in the field of cell therapy are Lonza Group Ltd. and WuXi AppTec. Both of these companies are well-established manufacturers with financial, technical, research and development and sales and marketing resources that are significantly greater than those of PCT. In addition, both companies have international capabilities that we do not currently possess, though we are pursuing such. We also face competition from a number of other manufacturers that are somewhat smaller in size and have fewer resources than does PCT.

More generally, we face competition inherent in any third party manufacturer's business: namely, that potential customers may instead choose to invest in their own facilities and infrastructure. To be successful, we will need to convince potential customers that PCT's capabilities can mitigate their risk of high product cost of goods due to the potential for idle capacity, are more innovative, of higher-quality and more cost-effective than could be achieved through internal manufacturing and that our experience and expertise is unique in the industry. Our ability to achieve this and to successfully compete against other manufacturers will depend, in large part, on our success in expanding PCT's commercial manufacturing-ready capacity and by developing superior automation technologies that improve both the quality and profitability associated with cell therapy manufacturing.

Index

Cell Processing and Storage

We provide cell therapy processing and storage services in support of stem cell transplant programs at select hospitals throughout the country on a contract basis, where such hospitals do not have their own laboratory and processing services. Such services are provided in compliance with cGMP standards, consistent with applicable national standards.

OVERVIEW OF THE CELL THERAPY FIELD

Regenerative medicine is defined as the process of replacing or regenerating human cells, tissues or organs to restore normal function. Among the categories of therapeutic technology platforms within this field are cell therapy; tissue engineering; tools, devices and diagnostics and aesthetic medicine. In 2016, the Alliance for Regenerative Medicine recognizes over 670 regenerative medicine companies worldwide, which includes gene and cell therapy developers, and over 630 clinical trials.

All living complex organisms start as a single cell that replicates, differentiates (matures) and perpetuates in an adult organism. Cell therapy is the process that uses cells to prevent, treat or cure disease, or regenerate damaged or aged tissue. To date, the most common type of cell therapy has been the replacement of mature, functioning cells through blood and platelet transfusions. Since the 1970s, first bone marrow and then blood and umbilical cord-derived stem cells have been used to restore bone marrow, as well as blood and immune system cells damaged by the chemotherapy and radiation that are used to treat many cancers. These types of cell therapies are standard of practice world-wide and are typically reimbursed by insurance.

There are two general classes of cell therapies: Autologous and Allogeneic. When cells are collected from a person (donor) and are ultimately transplanted into, or used to develop a treatment solely for that patient (recipient) with or without modification, the treatment paradigm is known as “autologous” cell therapy. In cases in which the donor and the recipient are not the same individual, the procedures are referred to as “allogeneic” cell therapy. Patient-Specific Cell Therapy ("PSCT") includes all autologous cell therapies as well as allogeneic cell therapies in which a specific donor's cells are used for a specific matched recipient's treatment. Our immune modulation program, and much of the business of PCT, focuses on PSCTs. Autologous cells offer a low likelihood of rejection by the patient. In the case of some allogeneic cell therapies, also known as Off-The-Shelf Therapy ("OSCT"), donor cells are expanded many fold in tissue culture and large banks of cells are frozen in individual aliquots that may result in treatments for many different people.

Various cell therapies are in clinical development for an array of human diseases, including autoimmune, oncologic, neurologic and orthopedic diseases, among other indications. While no assurances can be given regarding future medical developments, we believe that the field of cell therapy holds the promise to better the human experience and minimize or ameliorate the pain and suffering from many common and often life-threatening diseases and/or from the process of aging.

CELL THERAPY PRODUCT DEVELOPMENT

Immune Modulation (T Regulatory Cell Program)

Our T Regulatory Cell program is based on a technology platform derived in part from intellectual property created from research performed at the University of California, San Francisco ("UCSF") and is pursuing the development of cell therapies designed to use autologous immune cells as a therapeutic product to treat disorders of the immune system. Many immune-mediated diseases are a result of an imbalance between immune effector and regulatory mechanisms, whereby pro-inflammatory cells and cytokines eventually go unchecked and mistakenly attack beneficial cells in the body. Our T regulatory cell therapy represents a novel approach to restoring immune balance by enhancing Treg number and function to control pathologic immune responses.

Clinical Development

Through world-wide patent licenses, we have secured the rights to a broad patent estate within the Treg field, including IP related to TID. T1D, also known as insulin dependent diabetes or juvenile diabetes, is caused by the autoimmune destruction of insulin-producing beta cells of the pancreas. We have established a collaboration with UCSF and the laboratories of Drs. Jeffrey Bluestone and Qizhi Tang, experts in the field of Tregs and immune tolerance, to develop CLBS03, autologous ex-vivo expanded polyclonal Tregs, for the treatment of T1D. This collaboration, comprising a data license and patent license, has advanced our Treg Program to a Phase 2 trial, expected to initiate in the first quarter of 2016, to evaluate the efficacy of autologous Tregs in T1D. A Phase 1 open-label uncontrolled dose escalation study of autologous Treg immunotherapy for T1D was funded by the Juvenile Diabetes Research Foundation and conducted by Dr. Stephen Gitelman at UCSF and Dr. Kevan Harold at Yale University, in collaboration with Dr. Bluestone. Results were published by Dr. Gitelman in Science Translational Medicine in November 2015.

Index

The clinical trial provided preliminary safety and feasibility data that support developing a novel therapy for the treatment of T1D with the goal of inducing immune tolerance and preserving pancreatic beta cell function. The investigators reported that, in the clinical trial, 14 patients between 18 and 45 years of age with a mean duration of disease of 10 months received a single infusion of one of four doses of autologous expanded Tregs. The majority of adverse events reported were mild. There were three serious adverse events, or SAEs: two were deemed unrelated by the investigator and a third SAE of grade 3 pre-syncope was deemed unlikely related. Common side effects included mild infections. Infused Tregs peaked in circulation three to seven days after infusion and were detectable at up to twelve months. The average levels of stimulated C-peptide, an indicator of pancreatic islets beta cell function that was measured in the clinical trial as a safety biomarker, for some patients remained stable from baseline for as long as two years post treatment. These data suggest that the treatment was manageable and did not adversely affect residual beta cell function. The Tregs were observed to be highly functional and long lived in treated individuals.

While the U.S. Phase 1 clinical trial was designed to evaluate safety and tolerability in adults who suffered T1D for various durations, supportive evidence of the utility of Tregs for T1D in humans was provided by a study of pediatric patients 5 to 18 years of age with new onset T1D, as published in the July 2014 issue of Clinical Immunology. In that open label non-randomized study conducted in Poland, Marek-Trzonkowska, et al., reported that treatment with expanded autologous Tregs preserved function of pancreatic beta cells and reduced the need for exogenous insulin in the majority of patients treated. Through 12 months of follow-up, about 66% of the 12 children treated were in remission according to study specified criteria, compared to only 20% of 10 concurrent controls. In addition, two or about 17% of Treg treated children achieved complete insulin independence, while none of the children in the control group achieved this endpoint. Importantly, the study utilized a Treg based product similar to CLBS03 and provided additional information on the safety and feasibility of this approach in new onset children with T1D.

In the first quarter of 2016 we expect to commence patient enrollment in the T-Rex Study, a Phase 2 prospective, randomized, placebo-controlled, double-blind clinical trial to evaluate the safety and efficacy of our Treg product candidate, CLBS03, in adolescents with recent onset T1D. We have entered into a strategic collaboration with Sanford Research to support the execution of this trial. Sanford Research is a non-profit research organization that is part of Sanford Health and supports an emerging translational research center focused on finding a cure for T1D. The T-Rex study is expected to enroll a total of 111 subjects in two cohorts comprising of 18 patients and 93 patients, respectively. An initial safety analysis of the data and early analysis of immunological markers will occur after the treatment and the three month follow-up visit of the first 18 patients is completed, which is expected in early 2017. Satisfactory evaluation of the safety of the initial cohort as agreed by us, our independent Data Safety Monitoring Board and the FDA will then prompt the enrollment of the remaining 93 patients. An interim efficacy analysis is expected after approximately 50% of patients reach the six month follow-up milestone.

Market Opportunity and Competition

In 2015, The International Diabetes Foundation Atlas, 7th Ed., reported an estimated 86,000 children younger than 15 develop T1D annually worldwide, with annual increase in incidence of about 3%. In the United States, a SEARCH for National Diabetes Statistic Report, 2014 cites an annual incidence of 18,436 in individuals less than 20 years of age. T1D inflicts a significant economic cost on the U.S. healthcare system, estimated at $14.4 billion annually, and it is expected that a therapeutic that can modify the course of T1D will potentially achieve significant cost savings, and thus command high market penetration and premium pricing. The market for T1D is expected to continue to be dominated by insulin replacement therapies. Other novel approaches, however, including immune modulatory agents such as CLBS03, are expected to progressively penetrate the market in the near term.

Currently, there are no approved therapies for T1D but only treatments designed to address the symptoms of the disease. There are many agents in development targeting the modification of the course of the disease. Current approaches in development can be broadly divided into immune modulatory agents aiming to improve metabolic function by rescuing insulin producing beta cells, or regenerative agents that are aiming to replace beta cells. The pipeline for all novel agents is skewed towards early development, including ultra-low dosing of Interleukin-2, which increases the number of tolerogenic cells and which has been advanced to phase 2 by ILTOO Pharma. Also in early development are beta-cell replacement therapies, such as that of ViaCyte, Inc., which employ technologies that protect transplanted beta-cells from immune attack.

TECHNOLOGY OUT-LICENSING OPPORTUNITIES

Immuno-Oncology (Tumor Cell/Dendritic Cell Technology)

It has been well established that the human immune system can provide a powerful response in the treatment of cancer if the immune system can be properly “educated” to attack cancerous cells while leaving the normal tissue unharmed. It is thought that many recurrences of cancers treated with the standard of care are the result of tumor or cancer initiating cells (commonly

Index

referred to as “cancer stem cells”) that evade the initial therapy and initiate tumor re-growth. Targeting tumor or cancer initiating cells after medically induced tumor regression remains a seminal goal of cancer therapeutics. It is believed by some that eradication of such cells could lead to long-term disease-free survival, better overall survival and potential cures. The treatment paradigm in oncology, however, was transformed during 2015 by accelerating adoption of multiple immune checkpoint inhibitors used as monotherapy and in combination treatments. Therefore, we recently discontinued our Phase 3 clinical investigation of CLBS20, a candidate based on this technology, for the treatment of metastatic melanoma as a monotherapy. Our emphasis regarding CLBS20 is now to secure a partner or an out-licensing arrangement with a third party to continue the development of CLBS 20 as a combination therapy. We believe that this proprietary tumor cell/dendritic cell technology has the capability to be a potent immunotherapy for other oncology indications, such as ovarian cancer, colon cancer, lung cancer and hepatocellular cancer.

Immuno-Oncology Intellectual Property

We own the following intellectual property:

•
Portfolio of one foreign issued patent (Singapore), nine granted U.S. patents, approximately 16 U.S. pending patent applications and approximately 85 foreign. pending patent applications covering most facets of the dendritic cell vaccine product and manufacture process, including:

•	Pluripotent Germ Lay Origin Antigen Presenting Cancer Vaccine;

•	Antigen-presenting cancer vaccines, methods of manufacturing vaccines and methods of treating disease using the vaccines;

•	Methods of making individualized high purity carcinoma initiating (stem) cells for target indications

•	The portfolio is international in scope, including filings in the United States, Europe, Japan, China, Hong Kong, Australia, New Zealand, Israel, Singapore, China, Korea and Canada.

Market Opportunity and Competition
The melanoma therapeutics market across the U.S., EU and Japan was estimated to be $950 million in 2012 and is expected to grow to reach $2.75 billion by 2022, according to Decision Resources' Malignant Melanoma 2013 report. The field of developing treatments for melanoma is highly competitive.  Several recently approved approaches have demonstrated improved clinical benefits in melanoma, including ipilimumab, an anti-CTLA-4 antibody (Bristol-Myers Squibb) and anti-PD-1 antibodies, nivolumab and pembrolizumab (Bristol-Myers Squibb and Merck, respectively). These products represent a new class of “immunotherapeutics” and have novel mechanisms of action targeting immune checkpoints. BRAF enzyme inhibitors include vemurafenib, marketed by Roche and dabrafenib from GlaxoSmithKline.  Also recently approved is trametinib, a mitogen-activated protein kinase ("MEK") from GlaxoSmithKline. These therapies target critical intracellular protein pathways.  In addition to the immune checkpoint modulators, several companies, including Amgen, Northwest Biotherapeutics, ImmunoCellular Therapeutics and Argos Therapeutics are developing therapeutic vaccines that act by priming a person’s immune system to recognize and attack cancer cells.

Ischemic Repair (CD34 Cell Technology)

Our CD34 Cell technology has led to the development of therapeutic candidates designed to address diseases and conditions caused by ischemia. Ischemia occurs when the supply of oxygenated blood to healthy tissue is restricted. Through the administration of CD34 cells, we seek to promote the development and formation of new blood vessels and thereby eliminate the ischemic condition. We believe that conditions caused by underlying ischemic injury can improve through our CD34 cell technology. Published reports provide preliminary evidence that CD34 cell therapy is safe and can exert significant therapeutic effects in patients with CLI, a condition in which blood flow to the legs is severely impaired, causing pain and non-healing ulcers and, ultimately, potentially resulting in the need for amputation. Prior studies have shown benefits of CD34 cell therapy that included pain relief, ulcer healing and reduced amputation rates. Conditions such as CLI are often difficult to study in large randomized controlled programs and Japan’s new Regenerative Medicine Law is designed to advance regenerative medicine therapies such as these. The new regulations support conditional approval when there is data to show sufficient safety and some preliminary evidence of efficacy.  We have explored how best to work within the Japanese Regenerative Medicine Law framework to advance this and potentially other programs through extensive consultations with the Japanese Pharmaceuticals and Medical Devices Agency ("PMDA"). These consultations have led to an agreement on the design for a 35-patient clinical trial for which we are seeking a partnership to fund execution. We have secured manufacturing space in Kobe, Japan to evaluate a potential CD34 cell therapy program in CLI and a small team of regulatory professionals in Japan who work with us in all interactions with the PMDA and Ministry of Health, Labour and Welfare ("MHLW").

Index

The goal of CLBS12 is to prevent the serious adverse consequences of no-option CLI (cases where there is no longer the potential for other treatment beyond amputation) by extending the time of continuous CLI free status through improved blood flow in the affected limb. We also believe a CD34 product would have potential in treating chronic heart failure ("CHF"). Published reports have provided evidence that CD34 cells administered into the coronary arteries of patients with CHF can improve survival compared to patients treated with standard medical therapy.

In mid 2015, we entered into an agreement with SPS Cardio, LLC to out-license the patent and commercialization rights to our CD34 ischemic repair technology for the indications of acute myocardial infarction ("AMI") and CHF in selected non-U.S. territories. SPS is a venture capital firm that will fund this technology’s further development in these indications and designated countries. SPS intends to initiate, and subsequently to enroll and complete, a Phase 2 proof-of-concept clinical trial in India for the treatment of CHF. This trial will be conducted under internationally-accepted norms of cGMP and in such a fashion that the data will be acceptable for use as part of regulatory submissions to the FDA and other international regulatory authorities. We will be eligible to receive royalties together with a milestone upon successful development and commercialization of any product eventually sold in the territories.

We believe that the platform technology is also potentially applicable across several other indications including ST-segment elevation myocardial infarction ("STEMI"), non-ST-segment elevation myocardial infarction ("N-STEMI"), stroke, claudication, refractory angina and Syndrome X.

Ischemic Repair (CD34 Cell) Intellectual Property Platform

Our developed and owned ischemic repair patent portfolio is comprised of the following:

•	9 U.S. patents, 2 EU patents (each filed in 11 individual countries) and 12 other patents outside the U.S (Japan, South Africa, Malaysia, Philippines, Canada, Russia, Israel, Hong Kong)

•
Claims cover, inter alia, a pharmaceutical composition that contains a therapeutic concentration of non-expanded CD34/CXCR4 stem cells that move in response to SDF-1 or VEGF, together with a stabilizing amount of serum, and that can be delivered parenterally through a catheter to repair an injury caused by vascular insufficiency.

•
Issued and pending claims can be applied to broad range of conditions caused by underlying ischemia, including: AMI, chronic myocardial ischemia post-AMI; chronic heart failure; critical limb ischemia; and ischemic brain injury

•	2 U.S. and 12 outside the U.S. patent applications are pending.

Market Opportunity and Competition for CLI

In Japan there are roughly 44,000 patients with CLI, of whom roughly 21,000 are not candidates for revascularization, making them the addressable population for CLBS12. The addressable population is roughly 100,000 in the EU and 20,000 in the U.S.

The field of cardiovascular cell therapy development is competitive. There are a number of companies that are developing stem cell-based therapies for cardiovascular diseases, including, but not limited to, Celyad, Capricor, Inc., Mesoblast Limited, Athersys, Inc., Pluristem Therapeutics Inc. and Vericel Corporation. These companies are utilizing a number of different therapeutic approaches in their development efforts. There are both autologous and allogeneic based competitive therapies that derive cells principally from four sources: fat, peripheral blood, cord blood, and bone marrow. CLBS12 is an autologous therapy that derives its cells from peripheral blood via apheresis. Pluristem Therapeutics Inc. and Stempeutics Research Pvt. Ltd. are examples of two companies also seeking to launch or evaluating the potential to launch clinical trials in Japan for allogeneic cell therapy product candidates for CLI.

Immune Modulation (T Regulatory Cell Technology)

                Our Treg technology platform is potential applicable to multiple autoimmune and allergic diseases beyond our current target indication of TID. Asthma, another condition caused by an imbalance in the immune system, occurs when excessive inflammation is triggered in the lungs resulting in constriction of the airways and difficulty breathing. The causes of asthma are complex, though it is known that over-activity of T-helper type 2 ("Th2") cells is a common feature. Th2 cells secrete the inflammatory signals that lead to the symptoms of asthma. Existing evidence indicates that Treg cells may regulate Th2 activity and therefore may have a beneficial effect on severe asthma. Certain evidence also suggests that a failure of Tregs may be important in the development systemic lupus erythematosis ("SLE") and that Treg therapy may therefore be helpful in treatment of SLE. Additionally, Tregs have been evaluated in early phase human clinical trials and have indicated clinical benefit, for graft-versus-host disease ("GVHD"). Allogeneic hematopoietic cell transplantation, multiple sclerosis, lupus, rheumatoid arthritis, chronic

Index

obstructive pulmonary disease and inflammatory bowel disease are also other indications in which we believe Tregs may have a meaningful therapeutic effect.

Immune Modulation Intellectual Property Platform

We have assembled a patent portfolio through licenses from leaders in the field of Tregs (The University of Pennsylvania/Carl June, Bruce Blazar, et al and the UCSF/Jeffrey Bluestone et al) comprised of:

•	12 patents and 6 pending patent applications;

•	Claims covering many facets of Tregs, including:

•	composition claims to engineered antigen presenting cells ("APCs");

•	methods of Treg isolation, expansion and activation/stimulation as sourced from peripheral blood and cord blood; and

•	methods of treating or preventing certain conditions and/or diseases, including Type 1 diabetes, organ transplant rejection, and GVHD using Tregs.

•	Patents and applications cover international geographies (U.S., EU, Japan, China, Australia, Canada).

•	An option on patent licenses to critical reagents employed in Treg therapeutic development.

Topical Aesthetics (Dermatological Technology)

Our aesthetics program, based on expertise in cellular therapy and manufacturing, developed a topical skin application using growth factors secreted by stem cells. The growth factors are harvested from a proprietary manufacturing process that includes a complex composition of human stem cells of epidermal originating lineages cultured in a controlled microenvironment to promote healthy skin cell biology.

In February 2016, our subsidiary, NeoStem Oncology, licensed to AiVita the exclusive rights to our cell-derived dermatological product technology, which technology AiVita intends to commercialize through a distribution agreement with ALPHAEON Corporation,a social commerce company in lifestyle healthcare. ALPHAEON has an established board-certified physician community of more than 10,000 members coupled with e-commerce capabilities. We will receive royalties on net sales.

Topical Aesthetics Intellectual Property Platform

We own the following intellectual property:

•	Portfolio of 3 granted and 6 pending patent applications for manufacturing a dermatological product, including:

•	Stem cell growth media and methods of making and using same;

•	Stem Cell Compositions for Cosmetic and Dermatologic Use

•	The portfolio is international, including filings in the U.S., EU, Canada and Hong Kong

Neurological Regeneration

Our intellectual property portfolio provides the opportunity for research collaboration for a variety of neurological disorders such as traumatic brain injury and spinal cord injury.

In February 2015, we licensed to Sacred Cells Research Partners, LLC (Sacred Cells) the exclusive rights in the field of use for spinal cord injury to our neuronal progenitor cell product technology, which technology Sacred Cells intends to develop and make commercially available. We will receive payments throughout its clinical development and royalties on gross sales.

Neurological Regeneration Intellectual Property Platform

We own the following intellectual property:

•	Portfolio of 3 granted and 2 pending patent applications for a neurological regeneration product, including:

•	Methods of Derivation of Neuronal Progenitor Cells from Embryonic Stem Cells;

•	Human Neuronal Progenitor Cells Co-Expressing Nestin and PAX6, and Co-Expressing NEUN or TUJ1; and

•	Cellular Therapeutic Approaches to Traumatic Brain and Spinal Cord Injury.

•	The portfolio is international, including filings in the U.S. and the EU.

Index

GOVERNMENT REGULATION

The health care industry is one of the most highly regulated industries in the U.S. and abroad. Various governmental regulatory authorities, as well as private accreditation organizations, oversee and monitor the activities of individuals and businesses engaged in the development, manufacture and delivery of health care products and services. The following is a general description of certain current laws and regulations that are relevant to our business.
HCT/P Regulations

Manufacturing facilities that produce cellular therapies are subject to extensive regulation by the FDA. In particular, FDA regulations set forth requirements pertaining to establishments that manufacture human cells, tissues, and cellular and tissue-based products (“HCT/Ps”). Title 21, Code of Federal Regulations, Part 1271 provides for a unified registration and listing system, donor-eligibility, current Good Tissue Practice ("cGTP"), and other requirements that are intended to prevent the introduction, transmission, and spread of communicable diseases by HCT/Ps. More specifically, key elements of Part 1271 include:

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

State Regulation of Cell Therapy

Certain state and local governments regulate cell-processing facilities by requiring them to obtain other specific licenses. As required under applicable state law, PCT's New Jersey and California facilities are licensed, respectively, as a blood bank in New Jersey and as a biologics manufacturing facility in California. PCT also maintains licenses with respect to states that require licensure of out-of-state facilities that process cell, tissue and/or blood samples of residents of such states (e.g., New York and Maryland). PCT has the relevant state licenses needed for processing and is AABB (American Association of Blood Banks) accredited for this purpose. Management believes that it is in material compliance with currently applicable federal, state, and local laboratory licensure requirements and intends to continue to comply with new licensing requirements that may become applicable in the future.

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

Federal Regulation of Clinical Laboratories

The Clinical Laboratory Improvement Amendments (“CLIA”) extends federal oversight to clinical laboratories that examine or conduct testing on materials derived from the human body for the purpose of providing information for the diagnosis, prevention, or treatment of disease or for the assessment of the health of human beings. CLIA requirements apply to those laboratories that handle biological matter. CLIA requires that these laboratories be certified by the government, satisfy governmental quality

Index

and personnel standards, undergo proficiency testing, be subject to biennial inspections and remit fees. The sanctions for failure to comply with CLIA include suspension, revocation, or limitation of a laboratory's CLIA certificate necessary to conduct business, fines, or criminal penalties. Additionally, CLIA certification may sometimes be needed when an entity, such as PCT or NeoStem Family Storage, desires to obtain accreditation, certification, or license from non-government entities for cord blood collection, storage and processing. PCT has obtained CLIA certification for its facilities in New Jersey. We have been advised that, currently, CLIA certification is not required for our PCT facilities in California. However, to the extent that any of the activities of PCT or NeoStem Family Storage (for example, with regard to processing or testing blood and blood products) require CLIA certification, PCT intends to obtain and maintain such certification and/or licensure.

Stem Cell Therapeutic and Research Act of 2005

The Stem Cell Therapeutic and Research Act of 2005 established a national donor bank of cord blood and created a national network for matching cord blood to patients. The National Marrow Donor Program ("NMDP") carries out this legislation, which entails acting as the nation's Cord Blood Coordinating Center and actively recruiting parents for cord blood donations. The NMDP also administers the National Cord Blood Inventory ("NCBI"), which has a goal of collecting 150,000 cord blood units that could be used to treat patients all over the United States. Importantly, the legislation also authorized federal funding to support the legislation's goals for collecting cord blood units.

Pharmaceutical and Biologic Products

Government authorities in the United States, at the federal, state and local level, and in other countries, extensively regulate, among other things, the research, development, testing, manufacture, including any manufacturing changes, packaging, storage, recordkeeping, labeling, advertising and promotion, distribution, marketing, import and export of biological products such as CLBS10, CLBS20 and CLBS03D. The process of obtaining required regulatory approvals and the subsequent compliance with appropriate statutes and regulations requires the expenditure of substantial time and money, and there is no guarantee that we will successfully complete the steps needed to obtain regulatory approval of CLBS10, CLBS20, CLBS03D or any future product candidates. In addition, these regulations may change and our product candidates may be subject to new legislation or regulations.

In the United States, pharmaceutical and biologic products, including cellular therapies, are subject to extensive pre- and post-market regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (“FD&C Act”) and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Biological products are approved for marketing under provisions of the Public Health Service Act ("PHS Act"). However, because most biological products also meet the definition of “drugs” under the FD&C Act, they are also subject to regulation under FD&C Act provisions. The PHS Act requires the submission of a biologics license application (“BLA”), rather than a New Drug Application ("NDA"), for market authorization. However, the application process and requirements for approval of BLAs are similar to those for NDAs, and biologics are associated with similar approval risks and costs as drugs.

    Failure to comply with applicable United States requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs or BLAs, untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

Pharmaceutical and biologic product development in the U.S. typically involves preclinical laboratory and animal tests, the submission to the FDA of a notice of claimed investigational exemption or an investigational new drug application (“IND”), which must become effective before clinical testing can commence and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug or biologic for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol. Long term preclinical or nonclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

Submission of an IND may not result in FDA authorization to initiate a clinical trial if FDA raises concerns or questions about the design of the clinical trial or the preclinical or manufacturing information supporting it, including concerns that human

Index

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

Clinical trials to support NDAs or BLAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. Under certain circumstances, a fourth phase may be required.

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

After completion of the required clinical testing, a NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the U.S. The NDA or BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA or BLA is substantial. Under federal law, the submission of most NDAs or BLAs is additionally subject to a substantial application user fee, currently exceeding $2,335,000, and the manufacturer and/or sponsor under an approved new drug application are also subject to annual product and establishment user fees, currently exceeding $110,000 per product and $569,000 per establishment. These fees are typically increased annually.

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

Index

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

Before approving a NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with cGMP - a quality system regulating manufacturing - is satisfactory and the NDA or BLA contains data that provide substantial evidence that the drug or biologic is safe and effective in the indication studied.

After the FDA evaluates the NDA or BLA and the manufacturing facilities, it issues an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA's satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.

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

Current Good Manufacturing Practices (cGMP) Standards

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

Additionally, FDA, other regulatory agencies, or the U.S. Congress may be considering, and may enact laws or regulations regarding the use and marketing of stem cells, cell therapy products, or products derived from human cells or tissue. These laws and regulations can affect us directly or the business of some of PCT's clients and therefore the amount of business PCT receives from these clients.

Pediatric Information

Index

Under the Pediatric Research Equity Act ("PREA") NDAs or BLAs or supplements to NDAs or BLAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers or deferrals for submission of data. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.

The Best Pharmaceuticals for Children Act ("BPCA") provides NDA holders a six-month extension of any exclusivity-patent or non-patent-for a drug if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers. Under the BPCA, BLA-holders may obtain a six-month extension of non-patent market exclusivity for a biologic if certain conditions are met.

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

Other Health Care Regulations

Other federal and state laws and regulations that could directly or indirectly affect our ability to operate the business and/or financial performance include:

•	state and local licensure, registration and regulation of laboratories, the processing and storage of human cells and tissue, and the development and manufacture of pharmaceuticals and biologics;

•	other laws and regulations administered by the United States FDA, including the FD&C Act and related laws and regulations and the PHS Act and related laws and regulations;

•	laws and regulations administered by the United States Department of Health and Human Services, including the Office for Human Research Protections;

•	state laws and regulations governing human subject research;

•	federal and state coverage and reimbursement laws and regulations, including laws and regulations administered by the Centers for Medicare & Medicaid Services and state Medicaid agencies;

•	the federal Medicare and Medicaid Anti-Kickback Law and similar state laws and regulations;

•	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act and similar state laws and regulations;

•	the federal physician self-referral prohibition commonly known as the Stark Law, and state equivalents of the Stark Law;

•	Occupational Safety and Health Administration requirements;

•	state and local laws and regulations dealing with the handling and disposal of medical waste; and

•	the Intermediate Sanctions rules of the IRS providing for potential financial sanctions with respect to “Excess Benefit Transactions” with tax-exempt organizations.

EMPLOYEES

As of December 31, 2015, we had 221 full-time employees, including the employees of our subsidiaries. Most of our senior management and professional employees have had prior experience in pharmaceutical or biotechnology companies. None of our employees is covered by collective bargaining agreements. We believe that our relations with our employees are good.

Index

Index

ITEM 1A. RISK FACTORS.

Our business, financial condition, operating results and cash flows can be affected by a number of factors, including, but not limited to, those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. The risks described below are not the only ones we face, but those we currently consider to be material. There may be other risks which we now consider immaterial, or which are unknown or unpredictable, with respect to our business, our competition, the regulatory environment or otherwise that could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OUR FINANCIAL CONDITION AND CAPITAL REQUIREMENTS

We have incurred substantial losses and negative cash flow from operations in the past, and expect to continue to incur losses and negative cash flow for the foreseeable future.

We have a limited operating history, limited capital, and limited sources of revenue. Since our inception in 1980 through December 31, 2015, we have incurred aggregate net losses of approximately $372.1 million. Our net losses attributable to common stockholders for the years ended December 31, 2015 and December 31, 2014 were approximately $80.9 million and $54.9 million, respectively. As of December 31, 2015, our cash and cash equivalents were $20.3 million. The revenues generated in our cell therapy services business have not been, and are not expected in the foreseeable future to be, sufficient to cover costs attributable to that business or to our operations as a whole, including our development activities associated with our product candidates. Ultimately, we may never generate sufficient revenue from our cell therapy services business for us to reach profitability, generate positive cash flow or sustain, on an ongoing basis, our current or projected levels of product development and other operations.

We anticipate that we will need substantial additional financing to continue our operations; if we are unable to raise additional capital, we may be forced to delay, reduce or eliminate one or more of our product development programs, or expansion of our manufacturing operations and our business will be harmed.

Our current operating plan will require significant levels of additional capital to fund the continued development of our cell therapy product candidates and the operation, enhancement and expansion of our manufacturing operations and our clinical development activities.

Our research and development expenses increased significantly over the past three years as a result of conducting the PreSERVE AMI Phase 2 clinical trial of CLBS10 (formerly NBS10) for which we reported primary analysis results in November 2014. In addition, although we initiated dosing of a Phase 3 clinical trial for CLBS20 for metastatic melanoma in 2015, that trial was subsequently terminated in January 2016. We are preparing for the initiation of a Phase 2 clinical trial of CLBS03D for diabetes in early 2016, and have other costs relating to that program, particularly due to the licensing of patents, data and collaboration with third parties. Our clinical activities are expected to continue to grow as these programs are advanced and they will require significant investment over a period of several years before they could be approved by FDA and commercialized by us, if ever. Even if we were to achieve encouraging results from the Phase 2 trial for CLBS03 and other product candidates, we are required to conduct additional clinical trials of the product candidates, including larger and more expensive pivotal Phase 3 trials. To do so, we will need to raise additional capital, enter into collaboration agreements with third parties or undertake any combination thereof. If we are unsuccessful in our efforts to raise capital or find collaborative partners, we will likely need to otherwise delay or abandon the trials.

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

Index

To both fund our clinical trials and support our future operations, we would likely seek to raise capital through a variety of different public and/or private financings vehicles. This could include, but not be limited to, use of our common stock purchase agreement with Aspire Capital, potential warrant exercises, option exercises, issuances of other debt or equity securities in public or private financings, and/or sale of assets. If we raise capital through the sale of equity, or securities convertible into equity, it would result in dilution to our then existing stockholders. Servicing the interest and principal repayment obligations under debt facilities, including our Oxford debt facility, or whether we call it, diverts funds that would otherwise be available to support research and development, clinical or commercialization activities. In addition, debt financing involves covenants that restrict our ability to operate our business. In certain cases, we also may seek funding through collaborative arrangements that would likely require us to relinquish certain rights to our technology or product candidates and share in the future revenues associated with the partnered product.

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
We have no products approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until sometime after we have received regulatory approval for the commercial sale of a product candidate, which may never occur. Our ability to generate revenue from product sales and achieve profitability depends significantly on our success in many factors, including:

•	completing research regarding, and nonclinical and clinical development of, our product candidates;

•	obtaining regulatory approvals and marketing authorizations for product candidates for which we complete clinical trials;

•	developing a sustainable and scalable manufacturing process for our product candidates, including growing our own manufacturing capabilities and infrastructure;

•	launching and commercializing product candidates for which we obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor;

•	obtaining market acceptance of our product candidates as viable treatment options;

•	addressing any competing technological and market developments;

•	identifying, assessing, acquiring and/or developing new product candidates;

•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;

•	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and

•	attracting, hiring, and retaining qualified personnel.

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, or other regulatory agencies, domestic or foreign, to change our manufacturing processes or assays, or to perform clinical, nonclinical, or other types of studies in addition to those that we currently anticipate. If we are successful in obtaining regulatory approvals to market one or more of our product candidates, our revenue will depend, in part, upon the size of the markets in the territories for which we obtain regulatory approval, the accepted price for the product, the ability to receive reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable disease patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. If we are not able to generate revenue from the sale of any approved products, we may never become profitable.
Compliance with public company obligations, including the securities laws and regulations, is costly and requires significant management resources, and we may fail to comply.  We are an “accelerated filer,” and no longer qualify to report under smaller reporting company disclosure rules, and as a result are subject to more comprehensive disclosure obligations, with increased compliance costs.

Index

The federal securities laws and regulations, including the corporate governance and other requirements of the Sarbanes-Oxley Act of 2002, impose complex and continually changing regulatory requirements on our operations and reporting. Because the aggregate market value of our public float was in excess of $75 million as of June 30, 2013, we became an “accelerated filer” as of the end of our 2013 fiscal year.  As a result, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our independent registered public accounting firm auditing our financial statements is now required to attest to and report on the effectiveness of our internal controls over financial reporting.  The auditor attestation requirement applied to us for the first time with the filing of our Annual Report on Form 10-K for 2013.  In addition, beginning with our Form 10-Q for March 31, 2014, we were required to satisfy all of the accelerated filer disclosure requirements.  These requirements will increase our legal compliance obligations and costs, which could harm our results of operations and divert management’s attention from business operations.
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

Cell therapy is in its early stages and is still a developing area of research, with few cell therapy products approved for clinical use. Many of the existing cellular therapy candidates are based on novel cell technologies that are inherently risky and may not be understood or accepted by the marketplace, making it difficult for their own funding to enable them to continue their business. In addition to providing in-house process development and manufacturing expertise for our own product candidates in development, PCT provides consulting and manufacturing of cell and tissue-based therapeutic products in clinical trials and processing of stem cell products for transplantation programs for third parties. The number of people who may use cell or tissue-based therapies, and thus the demand for cell processing services, is difficult to forecast. If cell therapies under development by us or by others to treat disease are not proven safe and effective, demonstrate unacceptable risks or side effects or, where required, fail to receive regulatory approval, our manufacturing business will be significantly impaired. While the therapeutic application of cells to treat serious diseases is currently being explored by a number of companies, to date there are only a handful of approved cell therapy products in the U.S. Ultimately, our success in deriving revenue from manufacturing depends on the development and growth of a broad and profitable global market for cell-, gene- and tissue-based therapies and services and our ability to capture a share of this market through PCT.

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

We currently provide services and produce materials for clinical trials at our existing manufacturing facilities in Allendale, New Jersey and Mountain View, California. These facilities are intended and have been designed to be compliant with FDA cGMP, and cGTP requirements. While we believe these facilities provide us with sufficient capacity to meet our expected near term needs, it is possible that the demand for our services and products could exceed our existing manufacturing capacity. We expect as our own cell therapy development programs progress and demand for cell therapy services in the industry expand, it may become necessary or desirable for us to expand our manufacturing capabilities for cell therapy services and products in the future, which may require us to invest significant amounts of capital and to obtain regulatory approvals. In this regard, we are reviewing opportunities for expansion to both commercial level and international manufacturing capabilities. If we are unable to meet rising demand for products and services on a timely basis or unable to maintain cGMP compliance standards, then it is likely that our clients and potential clients will elect to obtain the products and services from competitors and the progress of our own programs

Index

will be impaired which could materially and adversely affect the level of our revenue, growth prospect and overall success of our development programs.

Components of therapeutic products approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. Manufacturers of cell-based product candidates such as CLBS03 also must comply with cGTP. In addition, therapeutic products may be required to modify their manufacturing process from time to time in response to FDA requests. The manufacture of live cellular-based products is complex and subjects companies to significant regulatory burdens that may change over time. We may encounter difficulties in the production of our product candidates due to our limited manufacturing experience.

We will need to improve manufacturing efficiency at PCT in order to establish cost of goods levels that will permit approved products to succeed commercially.

PCT is working to improve the efficiency of cell therapy product development through the development of engineering and innovation solutions that go beyond current practices to develop long-term solutions to the unique challenges of cell therapy manufacturing with the ultimate goal of improving scale up, cost of goods quality control and robustness of the manufacturing process. We cannot provide assurances that we will be able to develop process enhancements that are acceptable to the FDA, on a timely basis, on commercially reasonable terms, or at all, or that any expected improvement in profitability will be realized. If we are unsuccessful in our efforts to develop these improvements, we may be unable to develop for ourselves or for our customers commercially viable products, which would impair our ability to continue our operations.

We face competition from other third party contact manufacturers, as well as more general competition from companies and academic and research institutions that may choose to self-manufacture rather than utilize a contract manufacturer.

The two largest third party contract manufacturer competitors in the field of cell therapy are Lonza Group Ltd. and WuXi AppTec. Both of these companies are large, well-established manufacturers with financial, technical, research and development and sales and marketing resources that are significantly greater than those of PCT. In addition, both Lonza and WuXi have international capabilities that we do not currently possess though we are pursuing. We also face competition from a number of other manufacturers that are smaller in size or have fewer resources than PCT.

More generally, we face competition inherent in any third party manufacturer’s business: namely, that potential customers may instead choose to invest in their own facilities and infrastructure, affording them greater control over their products and the hope of long-term cost savings compared to a third party contract manufacturer. To be successful, we will need to convince potential customers that PCT’s capabilities are more innovative, of higher-quality and more cost-effective than could be achieved through internal manufacturing and that our experience and expertise is unique in the industry. Our ability to achieve this and to successfully compete against other manufacturers will depend, in large part, on our success in developing superior automation technologies that improve both the quality and profitability associated with cell therapy manufacturing. If we are unable to successfully compete against other manufacturers, we may not be able to develop our PCT operations which may harm our business, financial condition and results of operations.

We have a limited marketing personnel and budget for our PCT operations, which could limit our ability to grow this business.

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

Current cell therapy products and product candidates, including our own, have a limited shelf life, in certain instances limited to fewer than 12 hours. Thus, it is necessary to minimize the amount of time between when the cell product is extracted from a patient, arrives at one of our facilities for processing, and is returned for infusion in the patient.

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

Index

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

PCT has entered into a global collaboration with Hitachi Chemical Co. America, Ltd. and Hitachi Chemical Co., Ltd. (collectively “Hitachi Chemical”) that includes licensing, development and equity components and we may not recognize the benefits of this collaboration.

PCT has entered into a global collaboration with Hitachi Chemical that includes licensing, development and equity components to develop our PCT business outside of the U.S. This collaboration is subject to numerous risks, including the following:

•	Hitachi Chemical has discretion in determining the efforts and resources that they will apply to the collaboration, which efforts and resources may prove inadequate;

•
Hitachi Chemical may not pursue development and commercialization of our PCT business in Asia or Europe, or may elect not to continue or renew development or commercialization programs based on results, changes in their strategic focus due to the acquisition of competitive products, availability of funding, or other external factors, such as a business combination that diverts resources or creates competing priorities;

•	Hitachi Chemical could independently develop, or develop with third parties, products that compete directly or indirectly with our PCT business;

•	Hitachi Chemical may not commit sufficient resources to the marketing and development of the PCT business in Asia or Europe;

•
disputes may arise between us and Hitachi Chemical that could cause the delay or termination of the research, development or commercialization of our PCT business, or that results in costly litigation or arbitration that diverts management attention and resources; and

•	our collaboration with Hitachi Chemical may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of our PCT business.

Although we still control development and commercialization activities in North America for our PCT business, Hitachi Chemical will lead development and commercialization activities in Asia for our PCT business. Failure by Hitachi Chemical to meet its obligations under the license agreement and any additional co-development or co-commercialization agreement we may enter into, or failure by Hitachi Chemical to apply sufficient efforts at developing and commercializing our PCT business, may materially adversely affect our business and our results of operations. Hitachi Chemical could independently develop, or develop with its other third party collaborators, products or product candidates that compete directly or indirectly with our products or product candidates, and that competition could adversely impact our PCT business in North America.

In addition, Hitachi Chemical will also require and we are obligated to provide some level of assistance from us with respect to training and support for the PCT licensed cell therapy technology and know-how, and this assistance could be burdensome on our organization and resources and disrupt our own development and commercialization activities for our PCT business for which we retain rights or in geographies where we are responsible for leading development and commercialization.

We may form or seek further strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our PCT business and any future product candidates that we may develop. Such alliances will be subject to many of the risks set forth above. Moreover, any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex.

Index

As a result of these risks, we may not be able to realize the benefit of our existing collaborations or any future collaborations or licensing agreements we may enter into. Any delays in entering into new collaborations or strategic partnership agreements related to our PCT business or our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition, and results of operations.

If Hitachi Chemical terminates its agreement with us or fails to perform its obligations under its agreement with us, or fails to comply with applicable law, the development and commercialization of our PCT business could be delayed or terminated.

Our global collaboration agreement with Hitachi Chemical allows for, and we expect that any future collaborations and licenses will allow, either party to terminate the agreement for specified material breaches by the other party. If Hitachi Chemical or any other future collaborator or licensee terminates its agreement with us for breach or otherwise, it may be difficult for us to attract new collaborators or licensees and could adversely affect how we or our reputation are perceived in the business and financial communities. In addition, Hitachi Chemical could determine that it is in its financial interest to:

•
pursue alternative technologies or develop alternative products, either on its own or jointly with others, that may be competitive with the PCT business on which it is collaborating with us and has licensed from us, which could affect its commitment to us;

•	pursue higher-priority programs or change the focus of its development programs, which could affect their commitment to us; or

•	choose to devote fewer resources to the marketing and development of our PCT business.

If any of these events occur, the development and commercialization of our PCT business could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue such development and commercialization on our own.

RISKS RELATED TO OUR CELL THERAPY PRODUCT DEVELOPMENT EFFORTS

Our future success may be dependent on the timely and successful development and commercialization of CLBS03, our type 1 diabetes (TID) product candidate and if we encounter delays or difficulties in the development of this product candidate, as well as CLBS12, our experimental product for critical limb ischemia (CLI) that is seeking a partner to take it into the clinic, being considered for clinical development in Japan, our business prospects would be significantly harmed.

We are dependent upon the successful development, approval and commercialization of our product candidates. Before we are able to seek regulatory approval of our product candidates, we must conduct and complete extensive clinical trials to demonstrate their safety and efficacy in humans. All of our product candidates are in early stages of development.

We plan to initiate in early 2016 a Phase 2 clinical trial for CLBS03, a Treg based therapeutic being developed for TID. We are also actively seeking a partner to take CLBS12 into the clinic and thereby take advantage of the paradigm of conditional approval for regenerative medicine products established by new regulations in Japan for products that show sufficient safety evidence and some evidence of efficacy with CLI. Clinical testing is expensive, difficult to design and implement, and can take many years to complete. Importantly, a failure of one or more of these or any other clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to complete our clinical trials, receive regulatory approval or commercialize our cell therapy product candidates, including the following:

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

•	delays in our ability to manufacture the product in quantities or in a form that is suitable for any required clinical trials;

Index

•	intellectual property constraints that prevent us from making, using, or commercializing any of our cell therapy product candidates;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of these product candidates may be insufficient or inadequate:

•	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials;

•
delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;

•	delays in obtaining required Institutional Review Board, or IRB, approval at each clinical trial site;

•
imposition of a temporary or permanent clinical hold by the FDA or similar restrictions by other regulatory agencies for a number of reasons, including after review of an IND or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical trial operations or clinical trial sites; developments on trials conducted by competitors or approved products post-market for related technology that raises FDA concerns about risk to patients of the technology broadly; or if FDA finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;

•	difficulty collaborating with patient groups and investigators;

•	failure by our CROs, other third parties, or us to adhere to clinical trial requirements;

•	failure to perform in accordance with the FDA’s good clinical practices requirements, or cGCPs, or applicable requirements in other countries;

•	delays in having patients qualify for or complete participation in a trial or return for post-treatment follow-up;

•	patients dropping out of a clinical trial;

•	occurrence of adverse events associated with the product candidate;

•	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials or abandoning existing trials;

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

•	FDA may not accept clinical data from trials that are conducted in countries where the standard of care is potentially different from the United States.

Any inability to successfully complete nonclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct bridging studies to demonstrate the equivalence of our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

Even if we are able to successfully complete our clinical development program for our product candidates, and ultimately receive regulatory approval to market one or more of the products, we may, among other things:

•	obtain approval for indications that are not as broad as the indications we sought;

•	have the product removed from the market after obtaining marketing approval;

•	encounter problems with respect to the manufacturing of commercial supplies;

•	be subject to additional post-marketing testing requirements; and/or

•	be subject to restrictions on how the product is distributed or used.

Index

We may experience delays in enrolling patients in our clinical trials, which could delay or prevent the receipt of necessary regulatory approvals.

We may not be able to initiate or complete as planned any clinical trials if we are unable to identify and enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA or other regulatory authorities. For example, we expect to initiate enrollment for the Phase 2 trial of CLBS03 in the first quarter of 2016, but this could fail to occur for any number of reasons. We also may be unable to engage a sufficient number of clinical trial sites to conduct our trials. Moreover, because PCT does not currently have manufacturing facilities operating outside of the United States, our ability to conduct trials outside of the U.S. may be constrained by our ability to transport trial materials to foreign destinations within the expiry period of such materials unless and until we commence operation outside of the United States or find another source of supply.

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
We have not completed the clinical trials necessary to obtain FDA approval to market CLBS03 or CLBS12 or any of our other product candidates in development. We have not initiated Phase 3 clinical trials for any of our product candidates now in development. Our management lacks significant experience in completing Phase 3 trials and bringing a drug through commercialization. Clinical trials for other products in development may be delayed or terminated as a result of many factors, including the following:

•	patients failing to complete clinical trials due to dissatisfaction with the treatment, side effects or other reasons;

•	failure by regulators to authorize us to commence a clinical trial;

•	suspension or termination by regulators of clinical research for many reasons, including concerns about patient safety or failure of our contract manufacturers to comply with cGMP requirements;

•	delays or failure to obtain clinical supply for our products necessary to conduct clinical trials from contract manufacturers, including commercial grade clinical supply for our trials;

•	treatment candidates demonstrating a lack of efficacy during clinical trials;

•	inability to continue to fund clinical trials or to find a partner to fund the clinical trials;

•	competition with ongoing clinical trials and scheduling conflicts with participating clinicians; and

•	delays in completing data collection and analysis for clinical trials.
Any delay or failure to complete clinical trials and obtain FDA approval for our product candidates could have a material adverse effect on our cost to develop and commercialize, and our ability to generate revenue from, a particular product candidate.
We may be unable to manage multiple late stage clinical trials for a variety of product candidates simultaneously.
As our current clinical trials progress, we may need to manage multiple late stage clinical trials simultaneously in order to continue developing all of our current products. Our management team does not have significant experience in completing late stage clinical trials and the management of late stage clinical trials is more complex and time consuming than early stage trials. Typically, early stage trials involve several hundred patients in no more than 10‑30 clinical sites. Late stage (Phase 3) trials may involve up to several thousand patients in up to several hundred clinical sites and may require facilities in several countries. Therefore, the project management required to supervise and control such an extensive program is substantially larger than early stage programs. As the need for these resources is not known until some months before the trials begin, it is necessary to recruit large numbers of experienced and talented individuals very quickly. If the labor market does not allow this team to be recruited quickly, the sponsor is faced with a decision to delay the program or to initiate it with inadequate management resources. This may result in recruitment of inappropriate patients, inadequate monitoring of clinical investigators and inappropriate handling of

Index

data or data analysis. Consequently it is possible that conclusions of efficacy or safety may not be acceptable to permit submission of a BLA for any one of the above reasons or a combination of several.
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

The initiation of pivotal Phase 3 clinical trials for cell therapy product candidates requires the validation and establishment of manufacturing controls that may delay the products' development timeline.

To conduct pivotal Phase 3 clinical trials, we are required to have certain validated and established manufacturing controls with respect to the safety, purity and potency of our product when administered to patients. If we determine that the results of our planned Phase 2 clinical trial in T1D, or the results of any other Phase 2 clinical trial we may conduct support Phase 3 development, we expect to initiate and complete one or more pivotal Phase 3 clinical trials for such programs and would need to address any outstanding chemistry, manufacturing and controls, or CMC, issues raised by the FDA prior to initiating such trials. We may not be successful in our efforts to address any CMC issues raised by the FDA. If we cannot initiate, or if we are delayed in initiating, a pivotal Phase 3 clinical program as a result of our failure to satisfy the FDA's CMC concerns or otherwise, the timing of regulatory submission for commercialization of our product candidates would be delayed, or we may be unable to seek regulatory approval to commercialize our products at all.

Products candidates that appear promising in research and development may be delayed or may fail to reach later stages of clinical development.
The successful development of pharmaceutical product candidates is highly uncertain. Product candidates that appear promising in research and development and early clinical trials may be delayed or fail to reach later stages of development. Decisions regarding the further development of product candidates must be made with limited and incomplete data, which makes it difficult to ensure or even accurately predict whether the allocation of limited resources and the expenditure of additional capital on specific product candidates will result in desired outcomes. Preclinical and clinical data can be interpreted in different ways, and negative or inconclusive results or adverse events during a clinical trial could delay, limit or prevent the development of a product candidate.
A Fast Track designation by the FDA may not lead to a faster development, regulatory review or approval process.
If a product is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet needs for this condition, the treatment sponsor may apply for FDA Fast Track designation. We submitted a request to the FDA for Fast Track designation for CLBS03 in February 2016. The FDA may take up to 60 days to release its decision with respect to a Fast Track application. Fast track designation does not ensure that we will experience a faster development, regulatory review or approval process compared to conventional FDA procedures. Additionally, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from the clinical development program.

Index

Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which would prevent or delay regulatory approval and commercialization.
The clinical trials of our product candidates are, and the manufacturing and marketing of our products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because our product candidates are subject to regulation as biological drug products, we will need to demonstrate that they are safe, pure, and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use. The risk/benefit profile required for product licensure will vary depending on these factors and may include adequate duration of response, a delay in the progression of the disease, and/or an improvement in survival. For example, response rates from the use of our product candidates may not be sufficient to obtain regulatory approval unless we can also show an adequate duration of response.
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Exploratory trends and results observed in earlier stage clinical trials, particularly trends and results observed for small subsets that were not prespecified, may not be replicated in later stage clinical trials. Product candidates in Phase 3 clinical trials may fail to demonstrate sufficient efficacy despite having progressed through initial clinical trials, even if certain exploratory subset analyses of primary or secondary endpoints in those early trials showed trends toward efficacy or, in some analyses, nominal statistical significance. The results of clinical trials in one set of patients or line of treatment may not be predictive of those obtained in another.
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
Data from earlier studies conducted by the third-party research institutions such as UCSF/Yale for CLBS03, should not be relied upon as evidence that later or larger-scale clinical trials will succeed. Some future trials may have different patient populations than current studies and will test our product candidates in different indications, among other differences. In addition, our proposed manufacturing processes for our product candidates include what we believe will be process improvements that are not part of the production processes that were previously used in the earlier conducted clinical trials being conducted by the research institutions. Accordingly, our results with our product candidates may not be consistent with the results of the clinical trials.
In addition, even if such trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as do we, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

We presently lack sufficient manufacturing capabilities to produce our product candidates at commercial scale quantities and do not have an alternate manufacturing supply, which could negatively impact our ability to meet any future demand for the products.

PCT will exclusively provide the cell processing services necessary for clinical production for our CLBS03 Phase 2 T1D trial. PCT also provides services and produces materials for clinical trials on behalf of unaffiliated third parties. To date, PCT has not produced any products at commercial scale quantities. We expect that PCT would need to expand significantly its manufacturing capabilities to meet potential commercial demand for CLBS10 and CLBS03 and any other of our product candidates, if approved, as well as any of our other product candidates that might attain regulatory approval. Such expansion would require additional regulatory approvals. Even if we increase our manufacturing capabilities, it is possible that we may still lack sufficient capacity to meet demand. Ultimately, if we are unable to supply our products to meet commercial demand, whether because of processing constraints or other disruptions, delays or difficulties that we experience, sales of the products and their long term commercial prospects could be significantly damaged.

Index

We do not presently have a third-party supplier for CLBS03 or any of our other product candidates. If our facilities where these product candidates are being manufactured or equipment were significantly damaged or destroyed, or if there were other disruptions, delays or difficulties affecting manufacturing capacity, our planned and future clinical studies and commercial production for these product candidates would likely be significantly disrupted and delayed. It would be both time consuming and expensive to replace this capacity with third parties, particularly since any new facility would need to comply with regulatory requirements.

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

Even if we are successful in achieving sales of our product candidates, it is not clear to what extent, if any, the products will be profitable. The costs of goods associated with production of cell therapy products are significant. While we are working to improve the speed and efficiency and lower the cost of our manufacturing processes, there can be no assurance that we will be successful in these efforts. In addition, some changes in manufacturing processes or procedures generally require FDA or foreign regulatory authority review and approval prior to implementation. We may need to conduct additional nonclinical studies and clinical trials to support approval of any such changes. Furthermore, this review process could be costly and time-consuming and could delay or prevent the commercialization of product candidates.

We may form or seek collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.
We may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe are essential to product commercialization or will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute the shares of our existing stockholders, or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy.
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

Index

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

The clinical development, commercialization and marketing of cell and tissue-based therapies are at an early-stage, substantially research-oriented and financially speculative. To date, very few companies have been successful in their efforts to develop and commercialize a cell therapy product. In general, cell-based or tissue-based products may be susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy, or other characteristics that may prevent or limit their approval or commercial use. Regulatory approval of novel product candidates such as CLBS03, which is manufactured using novel and proprietary manufacturing processes can be more complex and expensive and take longer than other, more well-known or extensively studied pharmaceutical or biopharmaceutical products, due to the FDA’s lack of experience with them. To our knowledge, the FDA has only approved one personalized immunotherapy product to date. This lack of experience may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, which would increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post-approval limitations or restrictions. Furthermore, the number of people who may use cell or tissue-based therapies is difficult to forecast with accuracy. Our future success is dependent on the establishment of a large global market for cell- and tissue-based therapies and our ability to capture a share of this market with our product candidates.

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

Index

agencies engaged in drug discovery activities or funding, both in the United States and abroad. Some of these competitors are pursuing the development of drugs and other therapies that target the same diseases and conditions that we are targeting with our product candidates.

Our T regulatory cell therapy product candidate for recent onset Type 1 diabetes, CLBS03 faces competition from other immunomodulatory drugs being developed for other autoimmune diseases as well from other cellular therapies that fall outside of the coverage of our intellectual property.  Current approaches include immune modulatory agents aiming to improve metabolic function by rescuing insulin producing beta cells, as well as regenerative agents that are hoping to replace beta cells altogether. There are many novel agents in early development, including ultra-low dose of Interleukin-2, which has been advanced to phase 2 by ILTOO Pharma. Also in early development are beta-cell replacement therapies such as that of ViaCYTE, Inc., which employ technologies that protect transplanted beta-cells from immune attack.   If these therapies are easier to manufacture and have similar or better safety and efficacy profiles to CLBS03, the commercial prospects of our T regulatory cell therapy may be limited.

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

There is a risk that the FDA will not consider any of our therapeutic candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Additionally, this period of regulatory exclusivity does not apply to companies pursuing regulatory approval via their own traditional BLA, rather than via the abbreviated pathway. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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

Index

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

Our internal computer systems, or those used by our clinical investigators, clinical research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of development programs for our product candidates.

We rely on information technology systems to keep financial records, maintain laboratory and corporate records, communicate with staff and external parties and operate other critical functions. Any significant insufficiency degradation or failure of these computer systems could cause us to inaccurately calculate or lose our data. Despite the implementation of security measures, these internal computer systems and those used by our clinical investigators, clinical research organizations, and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. The techniques that could be used by criminal elements or foreign governments to attack these computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. While we have not experienced any such system failure, theft of information, accident or security breach to date, if such an event were to occur and cause interruptions in its operations, it could result in a material disruption of our clinical development activities. For example, the loss of clinical trial data from historical or future clinical trials could result in delays in regulatory approval efforts and significantly increase costs to recover or reproduce the data. To the extent that any disruption, theft of information, or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the clinical development and the future development of our product candidates could be delayed.

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

Index

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

If we are unable to conduct clinical trials in accordance with regulations and accepted standards, we may be delayed in receiving, or may never receive, regulatory approvals of our product candidates from the FDA and other regulatory authorities.

To obtain marketing approvals for our product candidates in the United States and abroad, we must, among other requirements, complete adequate and well-controlled clinical trials sufficient to demonstrate to the FDA and other regulatory bodies that the product candidate is safe and effective for each indication for which approval is sought. If the FDA finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury, due to, among other things, occurrence of a serious adverse event in an ongoing clinical trial, the FDA can place one or more of our clinical trials on hold. If safety concerns develop, we may, or the FDA or an IRB may require us to, stop the affected trials before completion.

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

•
inspections of clinical trial sites by the FDA or by IRBs of research institutions participating in the clinical trials, reveal regulatory violations that require the sponsor of the trial to undertake corrective action, suspend or terminate one or more sites, or prohibit use of some or all of the data in support of marketing applications; or

•	the FDA or one or more IRBs suspends or terminates the trial at an investigational site, or precludes enrollment of additional subjects.

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

Index

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

Our commercial success will depend, in part, on obtaining and maintaining patent protection for new technologies, product candidates, products and processes and successfully defending such patents against third party challenges. To that end, we file patent applications, and have been issued patents, that are intended to cover certain methods and uses of stem cells as well as

Index

compositions and methods relating to T regulatory cells and hematopoietic stem cells, and methods of making and using dendritic cell-based vaccines. These patent applications may never result in the issuance of patents.

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

A significant amount of our technology, especially regarding manufacturing processes, is unpatented and is maintained as trade secrets and /or know-how. We expend significant energy, resources and know-how in an effort to protect these trade secrets and know-how, including through the use of confidentiality agreement. Even so, improper use or disclosure of our confidential information could occur and in such case adequate remedies may not exist. The disclosure of trade secrets and know-how could impair our competitive position.

Index

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
Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to devices, materials, formulations, methods of manufacture, or methods for treatment related to the use or manufacture of our products and services. We have conducted freedom to operate analyses with respect to only certain of our products and services, and therefore we do not know whether there are any third-party patents that would impair our ability to commercialize these products and services. We also cannot guarantee that any of our analyses are complete and thorough, nor can we be sure that we have identified each and every patent and pending application in the United States and abroad that is relevant or necessary to the commercialization of our products and services. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our products or services may infringe.
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

Index

attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

RISKS RELATED TO OUR CAPITAL STOCK

Our stock price has been, and will likely continue to be, highly volatile.

The market price of our common stock has been and in the future may continue to be highly volatile. For example, from January 1, 2015 through March 14, 2016 our common stock traded as low as $0.48 per share and as high as $4.17 per share; in 2014, our common stock traded as low as $3.08 per share and as high as $8.29 per share.

The market price for our common stock is highly dependent on, among other things, stock market conditions in general, our clinical development efforts the profitability and growth of our cell therapy services business and the growth of our business in general, the amount of our available cash and investments and our level of cash utilization. Future events could increase the volatility seen in our common stock and ultimately cause a significant decline in the price of our common stock and ultimately impact our ability to raise additional capital in the future. These events could include the following, among others:

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

As of December 31, 2015, there were 56,733,012 shares of our common stock outstanding. In addition, there were outstanding stock options and warrants representing the potential issuance of an additional 9,877,303 shares of our common stock. The issuance of these shares in the future would result in significant dilution to our current stockholders and could adversely affect the price of our common stock and the terms on which we could raise additional capital. In addition, the issuance and subsequent trading of shares could cause the supply of our common stock available for purchase in the market to exceed the purchase demand for our common stock. Such supply in excess of demand could cause the market price of our common stock to decline.

Sales of our common stock to Aspire Capital pursuant to our Purchase Agreement may cause substantial dilution to our existing stockholders and the sale of the shares of common stock acquired by Aspire Capital could cause the price of our common stock to decline.

We entered into a Purchase Agreement with Aspire Capital Fund, LLC in November 2015, pursuant to which Aspire Capital committed to the purchase of up to $30 million of shares of our common stock over the term of that Agreement, subject to certain terms and conditions. Under that Purchase Agreement, in November 2015 we drew down approximately $253,000 causing dilution

Index

to outstanding shares and we may draw down incremental funds under the Purchase Agreement in the future, further diluting, potentially substantially, our outstanding common stock.

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

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our staggered board of directors may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock without stockholder approval.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

We have already, and could again in the future, fail to comply with the continued listing requirements of the NASDAQ Capital Market, such that our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on the NASDAQ Capital Market. We must satisfy NASDAQ’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. If a company trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, NASDAQ will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. Thereafter, if such a company does not regain compliance with the bid price requirement, a second 180-day compliance period may be available. In February 2016 we received such a deficiency notice from the NASDAQ informing us that our stock had traded under $1.00 for thirty (30) consecutive trading days, and that if it does not trade at or above $1.00 for ten (10) consecutive trading days during the next 180 days, our common stock would be delisted absent meeting other conditions for delaying delisting.

A delisting of our common stock from NASDAQ could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital

Index

through the Aspire Purchase Agreement or alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

Index

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Corporate Headquarters and other office space
Our corporate headquarters are located in Basking Ridge, New Jersey. In early 2015, we entered into an assignment agreement for general office space located in Basking Ridge, New Jersey. The space is approximately 18,467 rentable square feet. Commencing January 2016 the base monthly rent is $32,000 and the lease term ends July 31, 2020. In addition, there are two five-year renewal options. In connection with the assumption of the lease, the third party (i) conveyed its rights in various scheduled furniture and equipment and (ii) paid us approximately $580,000, which amount offset the rental payments paid by us. A security deposit of approximately $115,000 payable by us will offset the amount payable by the third party. With the additional space, we believe the total leased space is sufficient for the near future. In January 2014, we executed a fourth modification and additional space agreement (the “fourth modification”) modifying to our existing lease in order to (i) obtain additional office space adjacent to our current, third floor offices in New York, NY and (ii) extend the lease term for both the existing office space and the additional, adjacent space through January 31, 2018. The base monthly rent for our offices is approximately $43,000 per month for 10,000 square feet, a portion of which is currently subleased at approximately $10,000 per month.
Cell Therapy Manufacturing Facilities
We presently operate three cell therapy manufacturing facilities, in Allendale, New Jersey, in Mountain View, California, and in Irvine, California
We own the Allendale property, of which 26,250 square feet of its approximate 30,000 square feet have been developed, allowing for the possibility of future expansion. The Allendale facility is comprised of (i) four ISO Class 7 manufacturing suites, (ii) one ISO Class 6 manufacturing suite that is designed to meet EU production standards and (iii) quality control, research and development laboratories and support facilities. The Allendale facility and systems have been designed to meet the accreditation requirements of the Foundation for the Accreditation of Cellular Therapy (FACT) and to comply with the FDA’s requirements, including applicable cGMP regulations, and to meet the standards of the American Association of Blood Banks (AABB). The Allendale facility is also in compliance with a range of state and federal regulatory and licensing requirements. We recently completed an expansion of the facility in 2014, adding laboratory, clean room suites and support facilities. During fourth quarter of 2015, we commenced with activities to provide for additional facility expansion and enhancements that are planned to complete in the third quarter of 2016. This latest expansion includes upgrades to our warehousing and document storage areas, enhancements to our QC laboratory, and the commissioning of an additional three controlled environment (clean room) manufacturing rooms. At completion, the facility upgrades will enable Grade B infrastructure suitable to provide for EU manufacturing from three of the eight clean rooms. Further, we expect that these modifications provide the basis to position us for commercial manufacturing from the Allendale facility.

The Mountain View facility is also a licensed cell therapy manufacturing facility, of which all 25,024 square feet is developed. This property is used for manufacturing client products. Mountain View is equipped with six ISO Class 7 manufacturing suites and quality control, research and development laboratories and support facilities. The Mountain View facility is subject to a lease agreement, as amended to date, having a current term that extends through June 2017. The base monthly rent is currently $45,000 subject to annual cost of living adjustments provided, however, that each such annual rental adjustment will not be less than 3% or more than 7%.

The Irvine facility is approximately 16,000 square feet. It consists of office space and is also a manufacturing facility with four clean rooms. It maintains test methods and proprietary media that enable controlled, cGMP-compliant production of critical, high-purity cell product(s). The base monthly rent is approximately $38,000. With the discontinuation of CLBS20, which was being manufactured principally in this location, we have engaged a broker to seek a sublease or assign the leasehold on the Irvine space to a new tenant.

Subject to having sufficient capital resources, our longer-term plans include the acquisition and development of other facilities within and outside of the United States, to be developed into replicable and scalable manufacturing facilities, strategically located to best serve our and our clients’ needs. Inherent in the nature of cell therapy today is the biologic shelf life of the cell therapy product itself. This limits the transit times between the time the cell product is extracted from a patient until it arrives at a manufacturing facility and the time that a processed product leaves the manufacturing facility and arrives for re-infusion in the patient. Therefore, it is preferable for cell therapy manufacturing facilities to be located in major population centers and within close proximity of major airport hubs.

Index

ITEM 3. LEGAL PROCEEDINGS.

We are party to certain legal proceedings in the ordinary course of business. We do not believe that any current legal proceedings are likely to have a material effect on our business, financial condition or results of operations.

Index

ITEM 4. MINE SAFTEY DISCLOSURES.

Not applicable.

Index

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market For Our Common Equity
Our common stock trades on The NASDAQ Capital Market under the symbol “CLBS.” The following table sets forth the high and low sales prices of our common stock for each quarterly period presented, as reported by the NASDAQ.

2015	High	Low
First Quarter	$4.26	$2.53
Second Quarter	$3.47	$1.80
Third Quarter	$2.03	$1.10
Fourth Quarter	$1.56	$1.01

2014	High	Low
First Quarter	$8.29	$6.23
Second Quarter	$7.39	$4.56
Third Quarter	$6.68	$5.10
Fourth Quarter	$7.22	$3.08

On March 14, 2016, the last reported price of our common stock was $0.95 per share.

Index

Performance Graph

Set forth below is a line graph comparing changes in the cumulative total return over the past five years on (i) Caladrius's common stock, (ii) a broad market index (the NASDAQ Market Index), and (iii) a peer group consisting the following companies in the biotechnology industry:  Aastrom Biosciences, Inc., Athersys, Inc., Cytori Therapeutics, Inc., Immunocellular Therapeutics Ltd., Opexa Therapeutics, Inc., and Stemcells, Inc. (the “Peer Group”), for the period commencing on December 31, 2010 and ending on December 31, 2015 (1).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Assumes Initial Investment of $100

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.

Caladrius/Market/Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Caladrius, Inc.	$100.00	$36.17	$44.68	$48.37	$26.74	$7.66
NASDAQ Market Index	$100.00	$58.70	$68.83	$63.01	$36.76	$21.61
Peer Group	$100.00	$98.20	$116.88	$157.44	$178.53	$188.75
_______________
(1) Assumes that $100 was invested on December 31, 2010 in our common stock and each index, and that all dividends were reinvested.  No cash dividends have been declared on our common stock.  Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Holders

Index

As of February 29, 2016, there were approximately 1,410 stockholders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Equity Compensation Plan Information
The following table provides information as of December 31, 2015 regarding shares of our common stock that may be issued under our existing equity compensation plans, including our 2003 Stock Option and Incentive Plan (the “2003 Plan”), 2009 Stock Option and Incentive Plan (the “2009 Plan”) and our 2012 Employee Stock Purchase Plan (the “2012 ESPP Plan”) and our 2015 Equity Compensation Plan (the "2015 Plan").

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options (1)	Weighted Average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
Equity compensation plans approved by security holders (2)	6,663,270	$6.46	5,459,206	(3)

(1)
Includes stock options only; does not include purchase rights accruing under the 2012 ESPP Plan because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(2)	Consists of the 2003 Plan, the 2009 Plan, the 2012 ESPP Plan and the 2015 Plan.

(3)	Includes shares available for future issuance under the 2009 Plan and the 2012 ESPP Plan.

Recent Sales of Unregistered Securities

None

Index

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data are derived from our consolidated financial statements. Unless otherwise noted, all information in the discussion and references to years are based on our fiscal year, which ends on December 31. The following data should be read in conjunction with Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8., “Financial Statements and Supplementary Data.” These items include discussions of factors affecting comparability of the information shown below.

(in thousands, except per share data)	Year Ended December 31,
Consolidated Statement of Income Data:	2015	2014	2013	2012	2011
Revenues	$22,488	$17,939	$14,668	$14,330	$10,050
Total operating costs and expenses	$136,337	$75,680	$51,477	$44,716	$44,055
Net loss from continuing operations	$(81,011)	$(55,466)	$(39,485)	$(36,101)	$(34,566)
Net loss from continuing operations attributable to Caladrius Biosciences, Inc. common stockholders	$(80,886)	$(54,873)	$(38,981)	$(35,814)	$(34,267)
Basic and diluted loss from continuing operations per share attributable to Caladrius Biosciences, Inc. common stockholders	$(1.67)	$(1.68)	$(1.90)	$(2.59)	$(3.87)
Weighted average common shares outstanding	48,508	32,756	20,496	13,842	8,860

Consolidated Balance Sheet Data:	2015	2014	2013	2012	2011
Cash, cash equivalents, and marketable securities	$20,318	$26,254	$46,134	$13,737	$3,935
Assets related to discontinued operations (current and long-term)	$—	$—	$—	$—	$107,938
Total assets	$57,205	$126,275	$89,816	$54,406	$155,328
Long-term debt (current and long-term)	$15,000	$15,000	$—	$—	$—
Mortgages payable (current and long-term)	$—	$—	$3,237	$3,438	$3,635
Notes payable (current and long-term)	$1,776	$1,643	$912	$374	$148
Convertible Redeemable Series E Preferred Stock	$—	$—	$—	$—	$4,811
Liabilities for acquisition-related contingent consideration	$—	$18,260	$9,450	$7,550	$3,130
Liabilities related to discontinued operations (current and long-term)	$—	$—	$—	$—	$54,554
Total stockholders' equity	$23,714	$58,074	$62,026	$32,820	$80,133

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

OVERVIEW

Caladrius Biosciences, Inc. (“we,” “us,” "our," “Caladrius” or the “Company”), through its subsidiary, PCT, LLC, a Caladrius CompanyTM ("PCT"), is a leading provider of development and manufacturing services to the cell therapy industry (which includes cell-based gene therapy). PCT has significant cell therapy-specific experience and expertise, an expansive list of noteworthy clients and significant revenue growth over the past two years. Notably, PCT and Hitachi Chemical Co. America, Ltd. and Hitachi Chemical Co., Ltd. ( collectively "Hitachi Chemical") recently entered into a strategic collaboration to accelerate the creation of a global commercial cell therapy development and manufacturing enterprise with deep engineering expertise. Caladrius leverages both its internal specialized cell therapy clinical development expertise and PCT’s prowess to select and develop early-stage cell therapy candidates with the intention of partnering these candidates post proof-of-concept in man to both generate value for our shareholders and to expand PCT’s client base. Our current product candidate, CLBS03, is a T regulatory cell (“Treg”) clinical Phase 2 therapy targeting adolescents with recent-onset type 1 diabetes.

Cell Therapy Development and Manufacturing

PCT is a leading cell therapy development and manufacturing provider (often called a contract development and manufacturing organization, or "CDMO"), specializing in cell and cell-based gene therapies. PCT offers high-quality development and manufacturing capabilities (e.g., current Good Manufacturing Practice (“cGMP”) manufacturing systems and facilities), quality systems, cell and tissue processing, logistics, storage and distribution) and engineering solutions (e.g., process and assay development, optimization and automation) to clients with therapeutic candidates at all stages of development. PCT produces clinical supplies and ultimately, intends also to produce commercial product for its clients. PCT has worked with over 100 clients and produced over 20,000 cell therapy products since it was founded seventeen years ago. PCT’s manufacturing services are designed to reduce the capital investment and time required by clients to advance their development programs compared to conducting the process development and manufacturing in-house. PCT has demonstrated regulatory expertise, including the support of over 50 U.S. and European Union ("EU") regulatory filings for clients, and expertise across multiple cell types and therapeutic applications, including immunotherapy (e.g. CAR-T therapies), neuro/endocrine therapies, hematopoietic replacement and tissue repair/regeneration. PCT offers a complete development pathway for its clients, with services supporting preclinical through commercial phase, all underpinned by timely process optimization and automation support. We currently operate facilities qualified under cGMPs in each of Allendale, New Jersey and Mountain View, California, including EU-compliant production capacity. On March 11, 2016, PCT entered into a strategic collaboration and license agreement with Hitachi Chemical to accelerate the creation of a global commercial cell therapy development and manufacturing enterprise with deep engineering expertise. PCT is positioned to expand its capacity both in the United States and internationally, as needed. As the industry continues to mature and a growing number of cell therapy companies approach commercialization, we believe that PCT is well positioned to serve as an external manufacturing partner of choice for commercial-stage cell therapy companies.

CLBS03

We are developing strategically, through the utilization of or core development and manufacturing expertise, a product candidate that is an innovative therapy for type 1 diabetes mellitus ("TID"). This therapy is based on a proprietary platform technology for immunomodulation. We have selected as an initial target the unmet medical need of pediatric patients who are newly diagnosed with T1D. This program is based on the use of T regulatory cells ("Tregs") to treat diseases caused by imbalances in an individual's immune system. This novel approach seeks to restore immune balance by enhancing Treg number and function. Tregs are a natural part of the human immune system and regulate the activity of T effector cells; the cells that are responsible for protecting the body from viruses and other foreign antigens. When Tregs function properly, only harmful foreign materials are attacked by T effector cells. In autoimmune disease, however, it is thought that deficient Treg activity and numbers permit the T effector cells to attack the body's own beneficial cells. In the case of T1D, there are currently no curative treatments, only lifelong insulin therapy, which often does not prevent serious co-morbidities. Two Phase 1 clinical trials of this technology in T1D demonstrated safety and tolerance, feasibility of manufacturing, an implied durability of effect and an early indication of efficacy through the preservation of beta cell function. In the first quarter of 2016 we expect to commence patient enrollment in the first of two cohorts in The Sanford Project: T-Rex Study, a Phase 2 prospective, randomized, placebo-controlled, double-blind clinical trial to evaluate the safety and efficacy of our Treg product candidate, CLBS03, in adolescents with recent onset T1D. After the

Index

three-month follow-up of the first cohort of 18 patients, which is expected in early 2017, an initial safety analysis of the data and early analysis of immunological biomarkers will be undertaken. Satisfactory evaluation of the safety of the initial cohort as agreed by us, our independent Data Safety Monitoring Board and the U.S. Food and Drug Administration ("FDA") will then prompt the enrollment of the remaining 93 patients. A subsequent interim analysis of efficacy is planned after approximately 50% of patients reach the six-month follow-up milestone. We have entered into a strategic collaboration with Sanford Research to support the execution of this trial. Sanford Research is a U.S.-based non-profit research organization that supports an emerging translational research center focused on finding a cure for T1D.

Additional Technology Platforms

Our broad intellectual property portfolio of cell therapy assets includes notable programs available for out-licensing and partnering in order to continue their clinical development. These include platforms using tumor cell/dendritic cell technology for immuno-oncology and CD34 technology for ischemic repair. Both have the benefit of promising Phase 2 clinical data and are applicable to multiple indications. The immuno-oncology platform is based on our extensive intellectual property portfolio and includes CLBS20, a candidate for metastatic melanoma which was investigated in two Phase 2 trials and recently in a discontinued Phase 3 clinical trial. With respect to our ischemic repair platform, we are actively exploring a program to develop CLBS12 (a candidate for critical limb ischemia "CLI") under Japan's favorable regenerative medicine law and seeking to collaborate on CLBS 12 with development and/or manufacturing partners. In January 2016, we out-licensed our CD34 technology to SPS Cardio, LLC for chronic heart failure and acute myocardial infarction (candidate CLBS10) in India and other designated territories and non-major world markets outside the United States. Furthermore, a cell-derived dermatological product technology for topical skin application was out-licensed in February 2016 to AiVita Biomedical, Inc. ("AiVita"), which it intends to distribute through ALPHAEON Corporation. Finally, our Treg immune modulation platform has potential applications across multiple autoimmune and allergic diseases beyond TID for which we are exploring partnering opportunities, including steroid-resistant asthma, multiple sclerosis, chronic obstructive pulmonary disease, inflammatory bowel disease, graft versus host disease, lupus and rheumatoid arthritis.

Our long term strategy focuses on advancing cell-based therapies to the market and assisting patients suffering from life-threatening medical conditions. Coupling our clinical development expertise with our process development and manufacturing capabilities, we believe we are positioned to realize potentially meaningful value increases within our own proprietary pipeline based on demonstration of proof-of-concept in man as well as process and manufacturing advancements.

Index

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net loss for the year ended December 31, 2015 was approximately $81.0 million compared to $55.5 million for the year ended December 31, 2014. Net loss for the year ended December 31, 2015 included the impact of two corporate decisions regarding the discontinuation of our CLBS10 and CLBS20 clinical development programs, and goodwill impairment related to these decisions. The net impact of these decisions increased the net loss in 2015 by $24.7 million.

In the second quarter of 2015, we decided to no longer pursue development of CLBS10 upon completion of the ongoing PreSERVE-AMI Phase 2 clinical trial. Based on this decision, we determined that in process research and development ("IPR&D") valued at $9.4 million was fully impaired (recorded in impairment of intangible assets in our consolidated statement of operations), and the associated deferred tax liability of $3.7 million was reversed (recorded in benefit from income taxes in our consolidated statement of operations). In addition, the fair value of contingent consideration associated with earn out payments on CLBS10 future revenues was reduced from $5.6 million to $0 as of June 30, 2015 (recorded in other income in our consolidated statement of operations).

In the fourth quarter of 2015, following a comprehensive review of the CLBS20 clinical development program, including current market dynamics and current and expected future competitive therapies, we decided to discontinue the Phase 3 clinical trial of CLBS20 as a monotherapy for metastatic melanoma. Based on this decision, we determined that IPR&D valued at $34.3 million was fully impaired (recorded in impairment of intangible assets in our consolidated statement of operations), and the associated deferred tax liability of $13.9 million was reversed (recorded in benefit from income taxes in our consolidated statement of operations). In addition, the fair value of contingent consideration associated with future milestone payments on CLBS20 future development and follow on therapies was reduced from $13.9 million to $0 as of December 31, 2015 (recorded in other income in our consolidated statement of operations).

The overall $24.7 million increase in net loss in 2015 resulting from the CLBS10 and CLBS20 clinical development program discontinuation decisions, and goodwill impairment are summarized as follows (in thousands):

	Year Ended December 31, 2015
	CLBS10	CLBS20	Goodwill	Total
IPR&D Impairment	$9,400.0	$34,290.0	$—	$43,690.0
IPR&D Impairment (Tax Effect)	(3,750.0)	(13,901.2)	—	(17,651.2)
Goodwill Impairment	—	—	18,196.0	18,196.0
Contingent Consideration Adjustment	(5,630.0)	(13,880.0)	—	(19,510.0)
Loss Included in Overall Net Loss	$20.0	$6,508.8	$18,196.0	$24,724.8

Revenues

For the year ended December 31, 2015, total revenues were approximately $22.5 million compared to $17.9 million for the year ended December 31, 2014, representing an increase of $4.5 million, or 25%. Revenues were comprised of the following (in thousands):

	Year Ended December 31,
	2015	2014
Clinical Services	$14,830.9	$10,442.9
Clinical Services Reimbursables	3,432.2	3,725.0
Processing and Storage Services	4,104.4	3,770.9
Other	$120.0	$—
	$22,487.6	$17,938.8

Index

•
Clinical Services, representing process development and clinical manufacturing services provided at PCT to its various clients, were approximately $14.8 million for the year ended December 31, 2015, compared to $10.4 million for the year ended December 31, 2014, representing an increase of approximately $4.4 million or 42%. The increase was primarily due to $4.1 million of higher clinical manufacturing revenue (which is recognized as services are rendered), and to a lesser extent, $0.3 million of higher process development revenue (such revenue being recognized on a "completed contract" basis).

◦
Clinical Manufacturing Revenue - Clinical manufacturing revenues were approximately $10.5 million for the year ended December 31, 2015, compared to $6.4 million for the year ended December 31, 2014. The increase is primarily due to higher enrollment of patients being treated in our customers' clinical trials.

◦
Process Development Revenue - Process development revenues were approximately $4.4 million for the year ended December 31, 2015, compared to $4.0 million for the year ended December 31, 2014. During the year ended December 31, 2015, the number of process development contracts initiated and completed were higher compared to the prior year period. In accordance with our revenue recognition policy, process development revenue is recognized upon contract completion (i.e., when the services under a particular contract are completed). As of December 31, 2015, approximately $4.9 million process development revenue has been deferred to future periods for contracts that have been initiated but not yet completed. This revenue will be recognized in future periods upon completion of those contracts. Process development revenue will continue to fluctuate from period to period as a result of this revenue recognition policy.

•
Clinical Services Reimbursables, representing reimbursement of expenses for certain consumables incurred on behalf of our clinical service revenue clients, were approximately $3.4 million for the year ended December 31, 2015, compared to $3.7 million for the year ended December 31, 2014, representing a decrease of approximately $0.3 million or 8%. Generally, clinical services reimbursables correlate with clinical services revenues. However, differences in the cost of supplies to be reimbursed can vary greatly from contract to contract based on the cost of supplies needed for each client's manufacturing and development process, and may impact this correlation. In addition, our terms for billing reimbursable expenses do not include a significant mark up in the acquisition cost of such consumables, and as a result, changes in this revenue category have little impact on our gross profit and net loss.

•
Processing and Storage Services, primarily representing revenues from our oncology stem cell processing, were approximately $4.1 million for the year ended December 31, 2015, compared to $3.8 million for the year ended December 31, 2014, representing an increase of approximately $0.3 million or 9%. The increase is primarily due to increased volume and pricing for the processing services.

Operating Costs and Expenses of Revenues

For the year ended December 31, 2015, operating expenses totaled $136.3 million compared to $75.7 million for the year ended December 31, 2014, representing an increase of $60.7 million or 80%. Operating expenses were comprised of the following:

•
Cost of revenues were approximately $20.2 million for the year ended December 31, 2015, compared to $15.7 million for the year ended December 31, 2014, representing an increase of $4.5 million or 29%. The increase is primarily due to increased clinical services costs to support our customer's process development and clinical manufacturing efforts, as well as additional investment in our internal facilities and capabilities. Overall, gross profit for the year ended December 31, 2015 was $2.3 million or 10% of 2015 revenues, compared to gross profit for the year ended December 31, 2014 of $2.3 million or 13% of 2014 revenues. Gross profit percentages generally will increase as clinical service revenue increases. However, gross profit percentages will also fluctuate from period to period due to the mix of service and reimbursable revenues and costs.

•
Research and development expenses were approximately $23.9 million for the year ended December 31, 2015 compared to $29.2 million for the year ended December 31, 2014, representing a decrease of approximately $5.3 million, or 18%.

◦
Immuno-oncology - Immuno-oncology expenses, which are primarily associated with the Intus Phase 3 clinical trial for the immunotherapy product candidate CLBS20, were $9.9 million for the year ended December 31, 2015, representing an increase of $3.0 million compared to the year ended December 31, 2014. The targeted cancer immunotherapy program was acquired in the acquisition (the "CSC Acquisition") of California Stem Cell, Inc. ("CSC") in May 2014. In January 2016, we discontinued the clinical development of CLBS20.

Index

◦
Ischemic Repair - Ischemic repair expenses were $6.5 million for the year ended December 31, 2015, representing a decrease of approximately $4.7 million compared to the year ended December 31, 2014. The decrease is primarily due to lower costs associated with the PreServe AMI Phase 2 clinical trial for CLBS10, and partially offset by expenses associated with a potential critical limb ischemia development program in Japan.

◦
Immune Modulation - Immune modulation expenses, including our efforts focused on initiating our Phase 2 clinical trial of CLBS03 in type 1 diabetes, were $4.0 million for the year ended December 31, 2015, representing a decrease of $3.0 million compared to the year ended December 31, 2014.

◦
Other - Other research and development expenses were $3.4 million for the year ended December 31, 2015, representing a decrease of approximately $0.6 million compared to the year ended December 31, 2014. Equity-based compensation included in research and development expenses for the year ended December 31, 2015, was approximately $1.8 million, representing a decrease of $0.2 million, compared to the year ended December 31, 2014.

•	Impairment of intangible assets of $62.3 million for the year ended December 31, 2015 were primarily related to the following:

◦
The full impairment of IPR&D associated with CLBS10 valued at $9.4 million, based on our decision that we will not pursue further development of CLBS10 upon completion of the ongoing PreSERVE-AMI Phase 2 clinical trial.

◦	The full impairment of IPR&D associated with CLBS20 valued at $34.3 million, based on our decision to discontinue the Phase 3 study of CLBS20 as a monotherapy for metastatic melanoma.

◦
Goodwill impairment of $18.2 million, based on the our annual review for goodwill impairment as of December 31, 2015. The impairment was directly attributable to our decision to discontinue our CLBS20 Phase 3 clinical trial.

•
Selling, general and administrative expenses were approximately $30.0 million for the year ended December 31, 2015, compared to $30.8 million for the year ended December 31, 2014, representing a decrease of approximately $0.8 million, or 3%. Equity-based compensation included in selling, general and administrative expenses for the year ended December 31, 2015, was approximately $7.4 million, compared to approximately $8.7 million for the year ended December 31, 2014, representing a decrease of $1.3 million. The decrease in equity-based compensation was due to its broader use during the year ended December 31, 2014. Equity-based compensation expense will continue to fluctuate in future years as equity-linked instruments are used to compensate employees, consultants and other service providers. Non-equity-based general and administrative expenses for the year ended December 31, 2015 were approximately $22.6 million, compared to approximately $22.1 million for the year ended December 31, 2014. The increase was related to higher corporate development activities, and expenses associated with the additional CSC operating activities since the acquisition date on May 8, 2014, and increased corporate infrastructure to support our overall operations.

Historically, to minimize our use of cash, we have used a variety of equity and equity-linked instruments as compensation to employees, consultants, directors and other service providers. The use of these instruments has resulted in charges to the results of operations, which has been significant in the past.

Other Income (Expense)

Other income, net for the year ended December 31, 2015, was $17.7 million, compared with other income, net, of $2.9 million for the year ended December 31, 2014, and primarily relates to changes in the estimated fair value of our contingent consideration liabilities. The year ended December 31, 2015, amounts include the revaluation of the contingent consideration related to CLBS10 from $5.6 million to $0, and the revaluation of the contingent consideration associated with future milestone payments on CLBS20 future development and follow on therapies from $13.9 million to $0. The write down of these liabilities is directly related to the discontinuation of the related programs discussed above.

Interest expense was $2.1 million for the year ended December 31, 2015, compared with $0.8 million for the year ended December 31, 2014. The increase was primarily due to interest expense associated with the $15.0 million loan from Oxford Finance LLC in September 2014.

Index

Provision for Income Taxes

The benefit from income taxes for the year ended December 31, 2015, relates primarily to the reversal of the deferred tax liability of $3.7 million associated with the impairment of the CLBS10 IPR&D intangible asset valued at $9.4 million, and the reversal of the deferred tax liability of $13.9 million associated with the impairment of the CLBS20 IPR&D intangible asset valued at $34.3 million. These benefits were partially offset by a tax provision on the taxable temporary differences on the goodwill recognized in the PCT acquisition in 2011, which is being amortized over 15 years for tax purposes. A tax provision will continue to be recognized each period over the amortization period, and will only reverse when the goodwill is eliminated through a sale, impairment, or reclassification from an indefinite-lived asset to a finite-lived asset.

Noncontrolling Interests

In March 2011, we acquired rights to use patents under licenses from Becton, Dickinson and Company ("BD") in exchange for a 19.9% interest in our Athelos subsidiary. Pursuant to the Stock Purchase Agreement signed in March 2011, BD's ownership will be diluted based on new investment in Athelos (subject to certain anti-dilution provisions). As of December 31, 2015, BD's ownership interest in Athelos was decreased to 2.8%. For the years ended December 31, 2015 and 2014, BD's minority shareholder’s share of Athelos’ net loss totaled approximately $0.1 million and $0.6 million, respectively.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net loss for the year ended December 31, 2014, was approximately $55.5 million compared to $39.5 million for the year ended December 31, 2013.

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

•
Clinical Services, representing process development and clinical manufacturing services provided at PCT to its various clients, were approximately $10.4 million for the year ended December 31, 2014, compared to $9.1 million for the year ended December 31, 2013, representing an increase of approximately $1.3 million or 14%. The increase was primarily due to $2.0 million of higher process development revenue (such revenue being recognized on a "completed contract" basis) as a result of an increase in the number of new process development agreements with our existing clients, which was partially offset by $0.6 million of lower clinical manufacturing revenue (which is recognized as services are rendered).

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

Operating Costs and Expenses of Revenues

For the year ended December 31, 2014, operating expenses totaled $75.7 million compared to $51.5 million for the year ended December 31, 2013, representing an increase of $24.2 million or 47%. Operating expenses were comprised of the following:

•
Cost of revenues were approximately $15.7 million for the year ended December 31, 2014, compared to $12.9 million for the year ended December 31, 2013, representing an increase of $2.7 million or 21%. The increase is primarily due to increased clinical services costs to support our customer's process development and clinical manufacturing efforts, as well as additional investment in our internal facilities and capabilities. Overall, gross profit for the year ended December 31, 2014 was $2.3 million or 13% of 2014 revenues, compared to gross profit for the year ended December 31, 2013 of $1.7 million or 12% of 2013 revenues. Gross profit percentages generally will increase as clinical service revenue increases. However, gross profit percentages will also fluctuate from period to period due to the mix of service and reimbursable revenues and costs.

•
Research and development expenses were approximately $29.2 million for the year ended December 31, 2014, compared to $16.9 million for the year ended December 31, 2013, representing an increase of approximately $12.3 million, or 73%. Research and development expenses associated with our targeted cancer immunotherapy program, including the initiation of the Intus Phase 3 clinical trial for our lead immunotherapy product candidate CLBS20, were $6.9 million for the year ended December 31, 2014. The targeted cancer immunotherapy program was acquired in the CSC merger on May 8, 2014. Research and development expenses related to our ischemic repair program, including expenses associated with the Preserve AMI Phase 2 clinical trial for our product candidate CLBS10, increased by approximately $0.2 million for the year ended December 31, 2014, compared to the prior year period. The increase reflects costs related to evaluating additional potential therapeutic indications in the ischemic repair program, which were partially offset by lower expenses in the Preserve AMI Phase 2 clinical trial which completed patient enrollment in the fourth quarter of 2013. Research and development expenses associated with our immune modulation program increased by approximately $4.3 million, and was primarily due to our efforts to develop Tregs. Other research and development expenses associated with engineering and innovation initiatives at PCT to improve scale up, automation, and integration capabilities increased during year ended December 31, 2014 compared to the prior year. Equity-based compensation included in research and development expenses for the year ended December 31, 2014 and December 31, 2013 were approximately $2.1 million and $0.8 million, respectively.

•
Selling, general and administrative expenses were approximately $30.8 million for the year ended December 31, 2014, compared to $21.6 million for the year ended December 31, 2013, representing a decrease of approximately $9.1 million, or 43%. Equity-based compensation included in selling, general and administrative expenses for the year ended December 31, 2014, was approximately $8.7 million, compared to approximately $5.7 million for the year ended December 31, 2013, representing a decrease of $2.9 million. The increase in equity-based compensation was due to its broader use during the year ended December 31, 2014, and in particular, equity awards issued as a bonus for the successful completion of the CSC Acquisition. Equity-based compensation expense will continue to fluctuate in future years as equity-linked instruments are used to compensate employees, consultants and other service providers. Non-equity-based general and administrative expenses for the year ended December 31, 2014, were approximately $22.1 million, compared

Index

to approximately $15.9 million for the year ended December 31, 2013. The increase was related to higher corporate development activities, expenses associated with the additional CSC operating activities since the acquisition date on May 8, 2014, and increased corporate infrastructure to support our expanded clinical activities.

Historically, to minimize our use of cash, we have used a variety of equity and equity-linked instruments as compensation to employees, consultants, directors and other service providers. The use of these instruments has resulted in charges to the results of operations, which has been significant in the past.

Other Income (Expense)

Other income, net for the year ended December 31, 2014, totaled approximately $2.9 million, and primarily represented the decrease in the estimated fair value of our contingent consideration liability associated with potential earn out payments on the net sales of our lead product candidate CLBS10 (in the event of and following the date of first commercial sale of CLBS10), which was partially offset by an increase in the fair value of our contingent consideration for potential future milestone payments related to the CSC acquisition. Other expense, net for the year ended December 31, 2013 totaled approximately $1.6 million, and primarily represented an increase in the estimated fair value of our contingent consideration liability associated with potential earn out payments on the net sales of CLBS10.

For the year ended December 31, 2014, interest expense was $0.8 million compared with $0.3 million for the year ended December 31, 2013. The increase is primarily due to the $15.0 million loan from Oxford Finance LLC in September 2014, which bears an annual interest rate of 8.5%, amortization of related debt issuance costs, and accretion of the 8% final payment fee due in September 2018. Interest expense in each period also relates to mortgage payables, which were fully repaid in September 2014.

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

Analysis of Liquidity and Capital Resources

At December 31, 2015, we had cash, cash equivalents, and marketable securities of approximately $20.3 million, working capital of approximately $8.3 million, and stockholders’ equity of approximately $23.7 million.

During the year ended December 31, 2015, we met our immediate cash requirements through revenue generated from our PCT operations, existing cash balances, offerings of our common stock (which raised an aggregate of approximately $36.5 million), and the use of equity and equity-linked instruments to pay for services and compensation.

Net cash provided by or used in operating, financing and investing activities from continuing operations were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash used in operating activities	$(39,258.3)	$(46,895.2)	$(27,101.7)
Net cash (used in) provided by investing activities	3,798.4	(10,736.7)	(2,691.5)
Net cash provided by financing activities	36,604.3	30,672.2	62,189.5

Index

Operating Activities

Our cash used in operating activities in the year ended December 31, 2015 totaled approximately $39.3 million, which is the sum of (i) our net loss of $81.0 million, and adjusted for non-cash income and expenses totaling $39.3 million (which includes adjustments for equity-based compensation, depreciation and amortization, impairments of intangible assets, and changes in acquisition-related contingent consideration liabilities and deferred taxes), and (ii) changes in operating assets and liabilities of approximately $2.5 million.

Our cash used in operating activities in the year ended December 31, 2014 totaled approximately $46.9 million, which is the sum of (i) our net loss from continuing operations of $55.5 million, and adjusted for non-cash expenses totaling $10.2 million (which includes adjustments for equity-based compensation, depreciation and amortization, and changes in acquisition-related contingent consideration), and (ii) changes in operating assets and liabilities of approximately $1.7 million.

Our cash used in operating activities in the year ended December 31, 2013 totaled approximately $27.1 million, which is the sum of (i) our net loss from continuing operations of $39.5 million, and adjusted for non-cash expenses totaling $10.8 million (which includes adjustments for equity-based compensation, depreciation and amortization, and changes in acquisition-related contingent consideration), and (ii) changes in operating assets and liabilities of approximately $1.6 million.

Investing Activities

During the year ended December 31, 2015, we spent approximately $3.2 million for property and equipment. In addition, we received approximately $7.0 million from net sales of marketable securities available for sale during year ended December 31, 2015.

During the year ended December 31, 2014, we spent approximately $3.7 million for property and equipment. In addition, we spent approximately $7.1 million for net purchases of marketable securities available for sale during year ended December 31, 2014.

During the year ended December 31, 2013, we spent approximately $2.7 million for property and equipment.

Financing Activities

During the year ended December 31, 2015, our financing activities consisted of the following:

•
We raised $28.8 million (or $26.5 million in net proceeds after deducting underwriting discounts and commissions and offering expenses) through an underwritten offering of 14.4 million shares of our common stock at a public offering price of $2.00 per share in May 2015.

•
We raised gross proceeds of approximately $9.7 million through the issuance of approximately 4.4 million shares of our common stock under the provisions of our Common Stock Purchase Agreements with Aspire.

•	We received proceeds of $1.1 million from the issuance of notes payable relating to certain insurance policies and equipment financings, less repayments of $1.0 million.
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

•
We raised gross proceeds of approximately $16.5 million through the issuance of approximately 2.8 million shares of our common stock under the provisions of our Common Stock Purchase Agreements with Aspire.

•	We raised approximately $0.3 million from the exercise of 48,987 options.

•	We raised approximately $1.7 million from the exercise of 333,250 warrants.

Index

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

Liquidity and Capital Requirements Outlook

Liquidity

We anticipate requiring additional capital to grow the PCT business, to fund the development of CLBS03 and other operating expenses, and to make principle and interest payments on our loan with Oxford Finance. To meet our short and long term liquidity needs, we currently expect to use existing cash balances, our revenue generating activities, and a variety of other means.

On March 11, 2016, PCT entered into a global collaboration that includes licensing, development and equity, with Hitachi Chemical Co., LTD ("Hitachi Chemical"), a Japanese-based global conglomerate with a growing franchise in life sciences including regenerative medicine ("Hitachi Transaction"), and will receive an aggregate of $25.0 million in cash, of which $19.4 million was received in March 2016, and the remainder is expected to be received before the end of 2016. PCT will retain $10 million of the $25.0 million proceeds, and Caladrius will receive $15 million of the proceeds.

In September 2014, we entered into a Loan and Security Agreement with Oxford Finance LLC and received $15.0 million in gross proceeds. We have been making interest-only payments on the outstanding amount of the loan on a monthly basis at a rate of 8.50% per annum. On March 11, 2016, upon execution of the Hitachi Transaction, the Company and Oxford Finance LLC entered into an amendment to the Loan and Security Agreement whereby (i) the Company paid $7.0 million to Oxford Finance LLC, comprised of principal, interest and early termination fees, (ii) the Company's subsidiaries PCT, PCT Allendale, LLC, and NeoStem Family Storage, LLC (collectively the "Removed Borrowers") were removed as borrowers under the Loan, (iii) Oxford Finance LLC's security interests in any and all assets of the Removed Borrowers were released, (iv) the interest only period on the remaining outstanding Loan balance is extended until January 1, 2017, and (v) in the event the Company receives gross proceeds from the sale or issuance of any equity securities or subordinated debt, or any partnership, licenses, collaboration, dividend, grant or asset sale through March 31, 2017, 20% of such proceeds will be paid to Oxford Finance LLC, up to a $3.0 million total. If 20% of such proceeds in aggregate is less than $3.0 million by March 31, 2017, then the Company will make a lump sum payment equal to the difference by March 31, 2017. The loan matures on September 1, 2018.

In November 2015, we entered into a common stock purchase agreement with Aspire Capital (the "Aspire Agreement"), whereby we can sell to Aspire Capital, subject to terms and conditions under the Aspire Agreement as well as Nasdaq rules, the lesser of (i) $30 million of Common Stock or (ii) the dollar value of approximately 11.0 million shares of Common Stock based on the market price of the Common Stock at the time of such sale as determined under the Purchase Agreement.

In June 2015, we raised $28.8 million (or $26.5 million in net proceeds after deducting underwriting discounts and commissions and offering expenses) through an underwritten offering of 14.4 million shares of common stock at a public offering price of $2.00 per share.

Index

On March 10, 2016, we entered into a securities purchase agreement with certain investors, pursuant to which we issued and sold in a private placement an aggregate of 1.4 million shares of common stock and a two-year warrant to purchase up to an aggregate of 1.4 million shares of Caladrius' common stock, at an exercise price of $1.00 per share. The unit purchase price for a share of Caladrius common stock and warrant to purchase one share of Caladrius common stock was $0.705 per unit, with $1 million of gross proceeds received by us.

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

We believe that the proceeds received in the Hitachi Transaction, along with our current cash, our revenue generating activities, and our access to funds under our agreement with Aspire Capital, will be sufficient to fund our operations for the next twelve months.

While we continue to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital generating efforts may worsen as existing resources are used. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; our stock price may not reach levels necessary to induce option or warrant exercises; and asset sales may not be possible on terms we consider acceptable. If we are unable to access capital necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of CLBS03, and/or the expansion of our business or raise funds on terms that we currently consider unfavorable.

Commitments and Contingencies

The following table summarizes our obligations to make future payments under current contracts as of December 31, 2015 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Notes Payable	$1,775.7	$1,192.7	$583.0	$—	$—
Long Term Debt	16,200.0	4,171.5	12,028.5	—	—
Purchase Obligations	500.4	333.6	166.8	—	—
Operating Lease Obligations	6,910.1	2,062.0	2,898.5	1,781.5	168.1
	$25,386.2	$7,759.8	$15,676.8	$1,781.5	$168.1

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

SEASONALITY

Index

We do not believe that its operations are seasonal in nature.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements. On an ongoing basis, we evaluate our estimates and assumptions. We base out estimates on historical experience and other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

An accounting policy is considered to be critical if it is important to our financial condition and results of operations and if it requires management’s most difficult, subjective and complex judgments in its application. For a summary of all of our significant accounting policies, see Note 2 to our Consolidated Financial Statements.

Revenue Recognition

Clinical Services: We recognize revenue for our (i) cell process development and (ii) cell manufacturing services based on the terms of individual contracts.

We recognize revenues for cell development services when all of the following conditions are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or the services have been rendered;

•	the fee is fixed or determinable; and

•	collectability is probable.

We consider signed contracts as evidence of an arrangement. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the payment terms are subject to refund or adjustment. We assess cash collectability based on a number of factors, including past collection history with the client and the client's creditworthiness. If we determine that collectability is not reasonably assured, we defer revenue recognition until collectability becomes reasonably assured, which is generally upon receipt of the cash. Our arrangements are generally non-cancellable, though clients typically have the right to terminate their agreement for cause if we materially fails to perform.
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

Cell manufacturing services are generally distinct arrangements whereby we are paid for time and materials or for fixed monthly amounts. Revenue is recognized when efforts are expended or contractual terms have been met.

Some client agreements include multiple elements, comprised of cell process development and cell manufacturing services. We believe that cell process development and cell manufacturing services each have stand-alone value because these services can be provided separately by other companies. In accordance with ASC Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” we (1) separate deliverables into separate units of accounting when deliverables are sold in a bundled arrangement and (2) allocates the arrangement's consideration to each unit in the arrangement based on its relative selling price.

Clinical Services Reimbursements: We separately charge the customers for the expenses associated with certain consumable resources (reimbursable expenses) that are specified in each clinical services contract. On a monthly basis, we bill customers for reimbursable expenses and immediately recognizes these billings as revenue, as the revenue is deemed earned as reimbursable expenses are incurred.

Index

Processing and Storage Services: We recognize revenue related to the collection and cryopreservation of cord blood and autologous adult stem cells when the cryopreservation process is completed which is approximately twenty-four hours after cells have been collected. Revenue related to advance payments of storage fees is deferred and recognized ratably over the period covered by the advance payments.

Share-Based Compensation

We expense all share-based payment awards to employees, directors, advisors and consultants, including grants of stock options, warrants, and restricted stock, over the requisite service period based on the grant date fair value of the awards. Advisor and consultant awards are remeasured each reporting period through vesting. For awards with performance-based vesting criteria, we estimate the probability of achievement of the performance criteria and recognize compensation expense related to those awards expected to vest. We determine the fair value of option awards using the Black-Scholes option-pricing model which uses both historical and current market data to estimate the fair value. This method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the options or warrants. The fair value of our restricted stock and restricted stock units is based on the closing market price of our common stock on the date of grant.

Goodwill and Other Intangible Assets

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. Intangible assets with an indefinite lives are measured at their respective fair values as of the acquisition date. We do not amortize goodwill and intangible assets with indefinite useful lives. Intangible assets related to in process research and development ("IPR&D") projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.

We review goodwill and indefinite-lived intangible assets at least annually, or at the time a triggering event is identified for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or the IPR&D below its carrying value. We test our goodwill and indefinite-lived intangible assets each year on December 31. We review the carrying value of goodwill and indefinite-lived intangible assets utilizing an income approach model, and, where appropriate, a market value approach is also utilized to supplement the discounted cash flow model. We make assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s and IPR&D's estimated fair value. If these estimates or related assumptions change in the future, we may be required to record impairment charges.

Amortized intangible assets consist of customer lists, manufacturing technology, and tradename, as well as patents and rights associated primarily with the VSEL™ Technology. These intangible assets are amortized on a straight line basis over their respective useful lives.

Definite-lived Intangible Assets

Definite-lived intangible assets consist of customer lists, manufacturing technology, tradenames, patents and rights. These intangible assets are amortized on a straight line basis over their respective useful lives. We review definite-lived intangibles assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. If other events or changes in circumstances indicate that the carrying amount of an asset that we expect to hold and use may not be recoverable, we will estimate the undiscounted future cash flows expected to result from the use of the asset and/or its eventual disposition, and recognize an impairment loss, if any. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Recognizing and Measuring Assets Acquired and Liabilities Assumed in Business Combinations at Fair Value

We account for acquired businesses using the purchase method of accounting, which requires that assets acquired and liabilities assumed be recorded at date of acquisition at their respective fair values. The consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition. The fair value of the consideration paid, including contingent consideration, is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Amounts

Index

allocated to IPR&D are included on the balance sheet. Intangible assets, including IPR&D assets upon successful completion of the project and approval of the product, are amortized on a straight-line basis to amortize expense over the expected life of the asset. Significant judgments are used in determining the estimated fair values assigned to the assets acquired and liabilities assumed and in determining estimates of useful lives of long-lived assets. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future net cash flows, estimates of appropriate discount rates used to present value expected from future net cash flow streams, the timing of approvals for IPR&D projects and the timing of related product launch dates, the assessment of each asset’s life cycle, the impact of competitive trends on each asset’s life cycle and other factors. These judgments can materially impact the estimates used to allocate acquisition date fair values to assets acquired and liabilities assumed and the resulting timing and amount charged to, or recognized in current and future operating results. For these and other reasons, actual results may vary significantly from estimated results.

We determine the acquisition date fair value of contingent consideration obligations based on a probability-weighted income approach derived from revenue estimates, post-tax gross profit levels and a probability assessment with respect to the likelihood of achieving contingent obligations including contingent payments such as milestone obligations, royalty obligations and contract earn-out criteria, where applicable. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The resulting probability-weighted cash flows are discounted using an appropriate effective annual interest rate. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value at that time and changes in fair value will be reflected as income or expense in our consolidated statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Changes in assumptions utilized in our contingent consideration fair value estimates could result in an increase or decrease in our contingent consideration obligation and a corresponding charge to operating loss or income.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates. Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our investments in marketable securities, which consist primarily of short-term money market funds and municipal debt securities. However, as of December 31, 2015, we do not believe we are materially exposed to changes in interest rates given the short-term duration of the securities. Additionally, our outstanding $15.0 million Long-Term Loan with Oxford Finance LLC, representing our largest component of debt, has a fixed interest rate until 2018, and is not subject to interest rate exposure. As a result, we do not believe we have material exposure to market risk related to interest rate changes as of December 31, 2015.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and notes thereto required to be filed under this Item are presented commencing on page

65
of this Annual Report on Form 10-K.

Index

Caladrius Biosciences, Inc. and Subsidiaries

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Caladrius Bioscience, Inc.
We have audited the accompanying consolidated balance sheets of Caladrius Bioscience, Inc., a Delaware corporation, and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caladrius Bioscience, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York
March 15, 2016

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$20,318,411	$19,174,061
Marketable securities	—	7,080,053
Accounts receivable trade, net of allowance for doubtful accounts of $0 and $385,362 respectively	2,566,101	3,111,274
Deferred costs	2,911,743	2,566,989
Prepaids and other current assets	3,476,177	4,349,167
Total current assets	29,272,432	36,281,544
Property, plant and equipment, net	17,064,900	15,960,731
Goodwill	7,013,315	25,209,336
Intangible assets, net	2,877,880	47,560,406
Other assets	976,768	1,263,375
Total assets	$57,205,295	$126,275,392
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$4,107,388	$5,661,173
Accrued liabilities	6,198,488	4,322,901
Long-term debt, current	4,171,456	1,109,612
Notes payable	1,192,666	816,776
Unearned revenues	5,345,225	4,334,120
Total current liabilities	21,015,223	16,244,582
Deferred income taxes	932,662	18,176,190
Notes payable	583,041	825,897
Long term debt	10,828,544	13,890,388
Acquisition-related contingent consideration	—	18,260,000
Other long-term liabilities	562,001	804,546
Total liabilities	33,921,471	68,201,603
Commitments and Contingencies
EQUITY
Stockholders' Equity
Preferred stock; authorized, 20,000,000 shares Series B convertible redeemable preferred stock liquidation value, 1 share of common stock, $.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at December 31, 2015 and December 31, 2014	100	100
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding, 56,733,012 and 36,783,857 shares, at December 31, 2015 and December 31, 2014, respectively	56,733	36,784
Additional paid-in capital	396,496,341	350,428,903
Treasury stock, at cost; 110,799 shares at December 31, 2015, and 109,989 shares at December 31, 2014	(707,637)	(705,742)
Accumulated deficit	(372,132,490)	(291,246,538)
Accumulated other comprehensive income	486	1,329
Total Caladrius Biosciences, Inc. stockholders' equity	23,713,533	58,514,836
Noncontrolling interests	(429,709)	(441,047)
Total equity	23,283,824	58,073,789
	$57,205,295	$126,275,392

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
Revenues	$22,487,566	$17,938,790	$14,668,455

Expenses:
Cost of revenues	20,158,828	15,678,475	12,947,217
Research and development	23,899,026	29,194,262	16,917,396
Impairment of goodwill and intangible assets	62,273,336	—	—
Selling, general, and administrative	30,005,542	30,806,807	21,612,793
Operating Expenses	136,336,732	75,679,544	51,477,406

Operating loss	(113,849,166)	(57,740,754)	(36,808,951)

Other income (expense):
Other income (expense), net	17,723,579	2,926,003	(1,614,858)
Interest expense	(2,128,442)	(755,697)	(281,421)
	15,595,137	2,170,306	(1,896,279)

Loss from before (benefit) provision for income taxes and noncontrolling interests	(98,254,029)	(55,570,448)	(38,705,230)
(Benefit) provision for income taxes	(17,243,528)	(104,202)	780,104
Net loss	(81,010,501)	(55,466,246)	(39,485,334)

Less - loss attributable to noncontrolling interests	(124,549)	(593,313)	(504,090)
Net loss attributable to Caladrius Biosciences, Inc. common stockholders	$(80,885,952)	(54,872,933)	(38,981,244)

Basic and diluted loss per share attributable to Caladrius Biosciences, Inc. common stockholders	$(1.67)	$(1.68)	$(1.90)
Weighted average common shares outstanding	48,508,106	32,756,102	20,495,771

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2015	2014	2013
Net loss	$(81,010,501)	$(55,466,246)	$(39,485,334)

Other comprehensive income (loss):
Available for sale securities - net unrealized gain (loss)	(843)	1,329	—
Total other comprehensive income (loss)	(843)	1,329	—

Comprehensive loss	(81,011,344)	(55,464,917)	(39,485,334)

Comprehensive loss attributable to noncontrolling interests	(124,549)	(593,313)	(504,090)

Comprehensive net loss attributable to Caladrius Biosciences, Inc. common stockholders	$(80,886,795)	$(54,871,604)	$(38,981,244)

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	10,000	$100	16,375,365	$16,375	$231,218,615	$—	$(197,392,361)	$(665,600)	$33,177,129	$(356,970)	$32,820,159
Net loss	—	—	—	—	—	—	(38,981,244)	—	(38,981,244)	(504,090)	(39,485,334)
Share-based compensation	—	—	513,912	514	6,878,187	—	—	(40,142)	6,838,559	—	6,838,559
Proceeds from issuance of common stock	—	—	9,712,724	9,713	58,726,453	—	—	—	58,736,166	—	58,736,166
Proceeds from option exercises	—	—	31,369	31	150,627	—	—	—	150,658	—	150,658
Proceeds from warrant exercises	—	—	563,167	564	3,027,677	—	—	—	3,028,241	—	3,028,241
Warrant inducements	—	—	—	—	(62,014)	—	—	—	(62,014)	—	(62,014)
Change in Ownership in Subsidiary	—	—	—	—	(345,020)	—	—	—	(345,020)	345,020	—
Balance at December 31, 2013	10,000	$100	27,196,537	$27,197	$299,594,525	$—	$(236,373,605)	$(705,742)	$62,542,475	$(516,040)	$62,026,435
Net loss	—	—	—	—	—	—	(54,872,933)	—	(54,872,933)	(593,313)	(55,466,246)
Unrealized gain/loss on marketable securities	—	—	—	—	—	1,329	—	—	1,329	—	1,329
Share-based compensation	—	—	916,359	916	11,208,626	—	—	—	11,209,542	—	11,209,542
Net proceeds from issuance of common stock	—	—	2,959,214	2,959	16,707,686	—	—	—	16,710,645	—	16,710,645
Proceeds from option exercises	—	—	48,987	49	270,959	—	—	—	271,008	—	271,008
Proceeds from warrant exercises	—	—	333,250	333	1,720,392	—	—	—	1,720,725	—	1,720,725
Shares issued in CSC merger	—	—	5,329,510	5,330	21,595,021	—	—	—	21,600,351	—	21,600,351
Change in Ownership in Subsidiary	—	—	—	—	(668,306)	—	—	—	(668,306)	668,306	—
Balance at December 31, 2014	10,000	$100	36,783,857	$36,784	$350,428,903	$1,329	$(291,246,538)	$(705,742)	$58,514,836	$(441,047)	$58,073,789
Net loss	—	—	—	—	—	—	(80,885,952)	—	(80,885,952)	(124,549)	(81,010,501)
Unrealized gain/loss on marketable securities	—	—	—	—	—	(843)	—	—	(843)	—	(843)
Share-based compensation	—	—	928,000	928	9,751,077	—	—	(1,895)	9,750,110	—	9,750,110
Net proceeds from issuance of common stock	—	—	19,021,155	19,021	36,452,248	—	—	—	36,471,269	—	36,471,269
Change in Ownership in Subsidiary	—	—	—	—	(135,887)	—	—	—	(135,887)	135,887	—
Balance at December 31, 2015	10,000	$100	56,733,012	$56,733	$396,496,341	$486	$(372,132,490)	$(707,637)	$23,713,533	$(429,709)	$23,283,824

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(81,010,501)	$(55,466,246)	$(39,485,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock, stock options and warrants issued as payment for compensation, services rendered	9,750,110	11,209,542	6,838,559
Depreciation and amortization	2,686,779	2,186,949	1,605,608
Changes in fair value of derivative liability	—	(23,175)	(77,981)
Changes in acquisition-related contingent consideration	(18,260,000)	(3,080,000)	1,900,000
Impairment of goodwill and intangible assets	62,273,336	—	—
Bad debt (recovery) expense	—	(6,467)	(234,225)
Deferred income taxes	(17,243,528)	(104,202)	780,104
Amortization/Accretion on Marketable Securities	95,095	51,517	—
Changes in operating assets and liabilities:
Prepaids and other current assets	872,990	(2,768,062)	(758,798)
Accounts receivable	545,173	(1,198,844)	(573,005)
Deferred costs	(344,753)	(1,296,766)	(157,198)
Unearned revenues	1,011,104	2,517,520	348,260
Other assets	286,607	613,175	(204,422)
Accounts payable, accrued liabilities and other liabilities	79,257	469,821	2,916,739
Net cash used in operating activities	(39,258,331)	(46,895,238)	(27,101,693)
Cash flows from investing activities:
Cash received in acquisitions	—	50,894	—
Purchase of short term investments	(6,081,900)	(8,043,241)	—
Sales of marketable securities	13,066,014	913,000	—
Acquisition of property and equipment	(3,185,737)	(3,657,352)	(2,691,471)
Net cash provided by (used in) investing activities	3,798,377	(10,736,699)	(2,691,471)
Cash flows from financing activities:
Proceeds from exercise of options	—	271,008	150,658
Proceeds from exercise of warrants	—	1,720,725	3,028,241
Net proceeds from issuance of capital stock	36,471,269	16,710,645	58,736,165
Proceeds from long term debt	—	15,000,000	—
Debt issuance costs	—	(523,830)	—
Repayment of mortgage loan	—	(3,236,721)	(201,754)
Proceeds from notes payable	1,087,361	1,827,413	1,041,347
Repayment of notes payable	(954,326)	(1,097,001)	(503,172)
Payment for warrant inducement	—	—	(62,014)
Net cash provided by financing activities	36,604,304	30,672,239	62,189,471
Net (decrease) increase in cash and cash equivalents	1,144,350	(26,959,698)	32,396,307
Cash and cash equivalents at beginning of year	19,174,061	46,133,759	13,737,452
Cash and cash equivalents at end of year	$20,318,411	$19,174,061	$46,133,759

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,497,845	$232,500	$274,100
Taxes	—	—	—
Supplemental schedule of non-cash financing activities
Common stock and contingent consideration issued with the acquisition of CSC	—	33,490,351	—

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1  – The Business

OVERVIEW

Caladrius Biosciences, Inc. (“we,” “us,” "our," “Caladrius” or the “Company”), through its subsidiary, PCT, LLC, a Caladrius CompanyTM ("PCT"), is a leading provider of development and manufacturing services to the cell therapy industry (which includes cell-based gene therapy). PCT has significant cell therapy-specific experience and expertise, an expansive list of noteworthy clients and significant revenue growth over the past two years. Notably, PCT and Hitachi Chemical Co. America, Ltd. and Hitachi Chemical Co., Ltd. ( collectively "Hitachi Chemical") recently entered into a strategic collaboration to accelerate the creation of a global commercial cell therapy development and manufacturing enterprise with deep engineering expertise. Caladrius leverages both its internal specialized cell therapy clinical development expertise and PCT’s prowess to select and develop early-stage cell therapy candidates with the intention of partnering these candidates post proof-of-concept in man to both generate value for our shareholders and to expand PCT’s client base. Our current product candidate, CLBS03, is a T regulatory cell (“Treg”) clinical Phase 2 therapy targeting adolescents with recent-onset type 1 diabetes.

Cell Therapy Development and Manufacturing

PCT is a leading cell therapy development and manufacturing provider (often called a contract development and manufacturing organization, or "CDMO"), specializing in cell and cell-based gene therapies. PCT offers high-quality development and manufacturing capabilities (e.g., current Good Manufacturing Practice (“cGMP”) manufacturing systems and facilities), quality systems, cell and tissue processing, logistics, storage and distribution) and engineering solutions (e.g., process and assay development, optimization and automation) to clients with therapeutic candidates at all stages of development. PCT produces clinical supplies and ultimately, intends also to produce commercial product for its clients. PCT has worked with over 100 clients and produced over 20,000 cell therapy products since it was founded seventeen years ago. PCT’s manufacturing services are designed to reduce the capital investment and time required by clients to advance their development programs compared to conducting the process development and manufacturing in-house. PCT has demonstrated regulatory expertise, including the support of over 50 U.S. and European Union ("EU") regulatory filings for clients, and expertise across multiple cell types and therapeutic applications, including immunotherapy (e.g. CAR-T therapies), neuro/endocrine therapies, hematopoietic replacement and tissue repair/regeneration. PCT offers a complete development pathway for its clients, with services supporting preclinical through commercial phase, all underpinned by timely process optimization and automation support. We currently operate facilities qualified under cGMPs in each of Allendale, New Jersey and Mountain View, California, including EU-compliant production capacity. On March 11, 2016, PCT entered into a strategic collaboration and license agreement with Hitachi Chemical to accelerate the creation of a global commercial cell therapy development and manufacturing enterprise with deep engineering expertise. PCT is positioned to expand its capacity both in the United States and internationally, as needed. As the industry continues to mature and a growing number of cell therapy companies approach commercialization, we believe that PCT is well positioned to serve as an external manufacturing partner of choice for commercial-stage cell therapy companies.

CLBS03

We are developing strategically, through the utilization of or core development and manufacturing expertise, a product candidate that is an innovative therapy for type 1 diabetes mellitus ("TID"). This therapy is based on a proprietary platform technology for immunomodulation. We have selected as an initial target the unmet medical need of pediatric patients who are newly diagnosed with T1D. This program is based on the use of T regulatory cells ("Tregs") to treat diseases caused by imbalances in an individual's immune system. This novel approach seeks to restore immune balance by enhancing Treg number and function. Tregs are a natural part of the human immune system and regulate the activity of T effector cells; the cells that are responsible for protecting the body from viruses and other foreign antigens. When Tregs function properly, only harmful foreign materials are attacked by T effector cells. In autoimmune disease, however, it is thought that deficient Treg activity and numbers permit the T effector cells to attack the body's own beneficial cells. In the case of T1D, there are currently no curative treatments, only lifelong insulin therapy, which often does not prevent serious co-morbidities. Two Phase 1 clinical trials of this technology in T1D demonstrated safety and tolerance, feasibility of manufacturing, an implied durability of effect and an early indication of efficacy through the preservation of beta cell function. In the first quarter of 2016 we expect to commence patient enrollment in the first of two cohorts in The Sanford Project: T-Rex Study, a Phase 2 prospective, randomized, placebo-controlled, double-blind clinical trial to evaluate the safety and efficacy of our Treg product candidate, CLBS03, in adolescents with recent onset T1D. After the three-month follow-up of the first cohort of 18 patients, which is expected in early 2017, an initial safety analysis of the data and early analysis of immunological biomarkers will be undertaken. Satisfactory evaluation of the safety of the initial cohort as agreed by us, our independent Data Safety Monitoring Board and the U.S. Food and Drug Administration ("FDA") will then prompt the

Index

enrollment of the remaining 93 patients. A subsequent interim analysis of efficacy is planned after approximately 50% of patients reach the six-month follow-up milestone. We have entered into a strategic collaboration with Sanford Research to support the execution of this trial. Sanford Research is a U.S.-based non-profit research organization that supports an emerging translational research center focused on finding a cure for T1D.

Additional Technology Platforms

Our broad intellectual property portfolio of cell therapy assets includes notable programs available for out-licensing and partnering in order to continue their clinical development. These include platforms using tumor cell/dendritic cell technology for immuno-oncology and CD34 technology for ischemic repair. Both have the benefit of promising Phase 2 clinical data and are applicable to multiple indications. The immuno-oncology platform is based on our extensive intellectual property portfolio and includes CLBS20, a candidate for metastatic melanoma which was investigated in two Phase 2 trials and recently in a discontinued Phase 3 clinical trial. With respect to our ischemic repair platform, we are actively exploring a program to develop CLBS12 (a candidate for critical limb ischemia "CLI") under Japan's favorable regenerative medicine law and seeking to collaborate on CLBS 12 with development and/or manufacturing partners. In January 2016, we out-licensed our CD34 technology to SPS Cardio, LLC for chronic heart failure and acute myocardial infarction (candidate CLBS10) in India and other designated territories and non-major world markets outside the United States. Furthermore, a cell-derived dermatological product technology for topical skin application was out-licensed in February 2016 to AiVita Biomedical, Inc. ("AiVita"), which it intends to distribute through ALPHAEON Corporation. Finally, our Treg immune modulation platform has potential applications across multiple autoimmune and allergic diseases beyond TID for which we are exploring partnering opportunities, including steroid-resistant asthma, multiple sclerosis, chronic obstructive pulmonary disease, inflammatory bowel disease, graft versus host disease, lupus and rheumatoid arthritis.

Our long term strategy focuses on advancing cell-based therapies to the market and assisting patients suffering from life-threatening medical conditions. Coupling our clinical development expertise with our process development and manufacturing capabilities, we believe we are positioned to realize potentially meaningful value increases within our own proprietary pipeline based on demonstration of proof-of-concept in man as well as process and manufacturing advancements.

Financial Information & Liquidity

On March 11, 2016, PCT entered into a global licensing, development and equity collaboration with Hitachi Chemical Co., LTD ("Hitachi Chemical"), a Japanese-based global conglomerate with a growing franchise in life sciences including regenerative medicine ("Hitachi Transaction"), and will receive an aggregate of $25.0 million in cash, of which $19.4 million was received in March 2016, and the remainder expected to be received before the end of 2016 (see Note 18). PCT will retain $10 million of the $25.0 million proceeds, and Caladrius will receive $15 million of the proceeds. Concurrent with the Hitachi Transaction, Caladrius will use $7.0 million of the proceeds to repay a portion of the outstanding loan with Oxford Finance (see Note 18). In addition to the Hitachi Transaction, we anticipate requiring additional capital in order to grow our PCT business, to fund the development of CLBS03, to fund other operating expenses, and to make principal and interest payments on our loan with Oxford Finance. To meet our short and long term liquidity needs, we currently expect to use existing cash and cash equivalents balances, our revenue generating activities and a variety of other means, including our common stock purchase agreements with Aspire Capital. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, option exercises, partnerships and/or collaborations and/or sale of assets. In addition, we will continue to seek as appropriate grants for scientific and clinical studies from various governmental agencies and foundations. We believe that the proceeds received in the Hitachi Transaction, along with our current cash, our revenue generating activities, and our access to funds under our agreement with Aspire Capital, will be sufficient to fund our operations for the next twelve months. While we continue to seek capital through a number of means, there can be no assurance that additional financing will be available to us on acceptable terms, if at all. If we are unable to access capital necessary to meet our long-term liquidity needs, we may have to delay or discontinue the development of CLBS03, and/or the expansion of our business or raise funds on terms that we currently consider unfavorable.

In February 2016, we received written notification from NASDAQ informing us that our stock had traded under $1.00 for thirty (30) consecutive trading days, and that if it does not trade at or above $1.00 for ten (10) consecutive trading days during the next 180 days, our common stock would be delisted absent meeting other conditions for delaying delisting. We have 180 days after the date of the Nasdaq notification to regain compliance by maintaining a minimum closing bid price of $1.00 for ten consecutive trading days. If we are unable to regain compliance, NASDAQ will provide us with written notification that our common stock is subject to delisting. We may also elect to apply to transfer our common stock to the Nasdaq Capital Market if we satisfy all requirements, other than the minimum bid price requirement, for initial inclusion in this market. If we make such an election and our transfer application is approved, we will be eligible to regain compliance with the minimum closing bid price requirement until 180 days after the end of the first 180 day period. If, at the conclusion of either or both of the 180-day periods,

Index

we have not achieved compliance, we may appeal NASDAQ’s determination to delist our securities. We cannot assure you that we will be successful in regaining compliance with the Nasdaq Global Market listing requirements or that, if we choose to apply for transfer to the Nasdaq Capital Market, we would be successful in our application.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, include all normal and recurring adjustments considered necessary to present fairly the Company's financial position as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015, 2014, and 2013.

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Caladrius Biosciences, Inc. and its wholly owned and partially owned subsidiaries and affiliates as listed below. All intercompany activities have been eliminated in consolidation.

Entity	Percentage of Ownership	Location
Caladrius Biosciences, Inc.	100%	United States of America
NeoStem Therapies, Inc.	100%	United States of America
Stem Cell Technologies, Inc.	100%	United States of America
Amorcyte, LLC	100%	United States of America
PCT, LLC, a Caladrius Company	100%	United States of America
NeoStem Family Storage, LLC	100%	United States of America
Athelos Corporation (1)	97%	United States of America
PCT Allendale, LLC	100%	United States of America
NeoStem Oncology, LLC	100%	United States of America

(1) As of December 31, 2015, Becton Dickinson's ownership interest in Athelos Corporation was 2.8%.

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

Index

We are also subject to credit risk from our accounts receivable related to our services. The majority of our trade accounts receivable arises from services in the United States.

For the year ended December 31, 2015, four customers represented 17%, 14%, 10%, and 8% respectively, of total revenues recognized. As of December 31, 2015, four customers represented 60% of our accounts receivable.

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

Index

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

The Company reviews goodwill and indefinite-lived intangible assets at least annually, or at the time a triggering event is identified for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or the IPR&D below its carrying value. The Company tests its goodwill and indefinite-lived intangible assets each year on December 31. The Company reviews the carrying value of goodwill and indefinite-lived intangible assets utilizing an income approach model, and, where appropriate, a market value approach is also utilized to supplement the discounted cash flow model. The Company makes assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s and IPR&D's estimated fair value. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges. In accordance with its accounting policy, the Company tested goodwill and IPR&D for impairment as of December 31, 2015, June 30, 2015, and December 31, 2014 for its two reporting units. As of June 30, 2015, the Company determined that IPR&D valued at $9.4 million was impaired (see Note 9). As of December 31, 2015, the Company determined that IPR&D valued at $34.3 million million and goodwill valued at $18.2 million were impaired (see Note 9). As of December 31, 2014, the Company concluded there was no goodwill impairment.

Definite-lived Intangible Assets

Definite-lived intangible assets consist of customer lists, manufacturing technology, tradenames, patents and rights. These intangible assets are amortized on a straight line basis over their respective useful lives. The Company reviews definite-lived intangibles assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. If other events or changes in circumstances indicate that the carrying amount of an asset that the Company expects to hold and use may not be recoverable, the Company will estimate the undiscounted future cash flows expected to result from the use of the asset and/or its eventual disposition, and recognize an impairment loss, if any. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairments in 2015, 2014, and 2013.

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

Index

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

Index

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

Clinical Services Reimbursements: The Company separately charges the customers for the expenses associated with certain consumable resources (reimbursable expenses) that are specified in each clinical services contract. On a monthly basis, the Company bills customers for reimbursable expenses and immediately recognizes these billings as revenue, as the revenue is deemed earned as reimbursable expenses are incurred. For the years ended December 31, 2015, 2014, and 2013, clinical services reimbursements were $3.4 million, $3.7 million, and $2.1 million, respectively.

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

Index

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740). The ASU improves on the classification of deferred taxes on the balance sheet by eliminating the current requirement. The current requirement presents deferred tax liabilities and assets as current and noncurrent in a classified balance sheet or statement of financial position. Under the ASU, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, these amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.

In February 2016, the FASB issued ASU No. 2016-02 “Leases” (“ASU 2016-02”), which is effective for the fiscal years beginning after December 15, 2018. ASU 2016-02 requires entities to report a right of use asset and liability for the obligation to make payments for all leases with the exception of those leases with a term of twelve months or less.  The adoption of this standard, is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3 – Acquisition

On May 8, 2014, the Company closed (the “Closing”) its acquisition of CSC (the “CSC Acquisition”), pursuant to the terms of the Agreement and Plan of Merger, dated as of April 11, 2014 (the “Merger Agreement”), by and among the Company and its acquisition subsidiaries (collectively, "Subco"), CSC, and Jason Livingston, solely in his capacity as CSC stockholder representative (together with his permitted successors, the “CSC Representative”). At Closing, Fortis Advisors LLC succeeded to the duties of the CSC Representative pursuant to the Merger Agreement. Pursuant to the Merger Agreement, on the Closing Date, Subco was merged with CSC (the “Merger”), with Subco surviving the Merger as a wholly-owned subsidiary of the Company. At Closing, Subco changed its legal name to NeoStem Oncology, LLC.

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

(1)An aggregate of 5,329,593 shares of our common stock (subject to payment of nominal cash in lieu of fractional shares) (the “Closing Merger Consideration”); and

(2)if payable after the Closing, certain payments in an amount of up to $90 million in the aggregate, payable in shares of the Company's Common Stock or cash, in the Company’s sole discretion, in the event of the successful completion of certain milestone events in connection with the CSC Acquisition (the “Milestone Payments”, and together with the Closing Merger Consideration, the “Merger Consideration”).

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

Index

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
Pro Forma Financial Information (unaudited)
The following supplemental table presents unaudited consolidated pro forma financial information as if the closing of the acquisition of CSC had occurred on January 1, 2013 (in thousands, except per share amounts):

	Twelve Months Ended December 31, 2014		Twelve Months Ended December 31, 2013
	(As Reported)	(Proforma -Unaudited)	(As Reported)	(Proforma -Unaudited)
Revenues	$17,939	$18,649	$14,668	$15,471
Net loss	$(55,467)	$(57,964)	$(39,485)	$(44,790)
Net loss attributable to Caladrius	$(54,873)	$(57,371)	$(38,981)	$(44,286)
Net loss per share attributable to Caladrius	$(1.68)	$(1.51)	$(1.90)	$(1.71)
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

Note 4 – Available-for-Sale-Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our Consolidated Balance Sheets (in thousands):

	December 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposits	$249.0	$—	$—	$249.0	$249.0	$—	$—	$249.0
Corporate debt securities	1,047.2	—	—	1,047.2	—	—	—	—
Money market funds	837.7	—	—	837.7	12,791.9	—	—	12,791.9
Municipal debt securities	4,740.9	0.8	—	4,741.7	9,317.3	1.3	—	9,318.6
Total	$6,874.8	$0.8	$—	$6,875.6	$22,358.2	$1.3	$—	$22,359.5

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale debt securities on our Consolidated Balance Sheets (in thousands):

Index

	December 31, 2015	December 31, 2014
Cash and cash equivalents	$6,875.6	$15,279.4
Marketable securities	—	7,080.1
Total	$6,875.6	$22,359.5

The following table summarizes our portfolio of available-for-sale debt securities by contractual maturity (in thousands):

	December 31, 2015
	Amortized Cost	Estimated Fair Value
Less than one year	$6,874.8	$6,875.6
Greater than one year	—	—
Total	$6,874.8	$6,875.6

Note 5 – Deferred Costs

Deferred costs representing work in process for costs incurred on process development contracts that have not been completed, were $2.9 million and $2.6 million as of December 31, 2015 and December 31, 2014, respectively. The Company also has deferred revenue of approximately $4.9 million and $3.9 million of progress billings received as of December 31, 2015 and December 31, 2014, respectively, related to these contracts.

Note 6 – Property, Plant and Equipment

Property, plant, and equipment consisted of the following (in thousands):

	December 31,
	2015	2014
Building and improvements	$11,478.6	$11,298.7
Machinery and equipment	68.3	68.3
Lab equipment	7,461.2	6,324.7
Furniture and fixtures	2,320.9	1,166.3
Software	445.7	312.4
Leasehold improvements	2,831.5	2,219.6
Property, plant and equipment, gross	24,606.2	21,390.0
Accumulated depreciation	(7,541.4)	(5,429.3)
Property, plant and equipment, net	$17,064.8	$15,960.7

The Company’s results included depreciation expense of approximately $2.1 million, $1.6 million and $1.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Note 7 – Loss Per Share

For the years ended December 31, 2015, 2014, and 2013 the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of loss per share as they are anti-dilutive in the periods presented. At December 31, 2015, 2014, and 2013 the Company excluded the following potentially dilutive securities:

	December 31,
	2015	2014	2013
Stock Options	6,663,270	4,427,276	2,932,191
Warrants	3,214,033	3,550,956	4,898,266
Restricted Shares	202,776	280,481	78,500

Note 8 – Fair Value Measurements

Index

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

The Company classifies the fair value of contingent consideration obligations as level 3 inputs. The Company has recognized contingent consideration obligations related to the following:

•
In October 2011, in connection with the acquisition (the "Amorcyte Acquisition") of Amorcyte, LLC ("Amorcyte"), contingent consideration obligations were recognized relating to earn out payments equal to 10% of the net sales of the lead product candidate CLBS10 (in the event of and following the date of first commercial sale of CLBS10, a CD34 therapy), provided that in the event the Company sublicenses CLBS10, the applicable earn out payment will be equal to 30% of any sublicensing fees, and provided further that the Company will be entitled to recover direct out-of-pocket clinical development costs not previously paid or reimbursed and any costs, expenses, liabilities and settlement amounts arising out of claims of patent infringement or otherwise challenging Amorcyte’s right to use intellectual property, by reducing any earn out payments due by 50% until such costs have been recouped in full (the “Earn Out Payments”). As of June 30, 2015, based on a thorough analysis of the available data from the PreSERVE-AMI Phase 2 clinical study for CLBS10, an updated commercial assessment, and consultation with the Company’s scientific advisory board and the Science and Technology Committee of the Board of Directors, the Company determined that it will not pursue further development of CLBS10. As a result, the Amorcyte Acquisition contingent consideration fair value decreased from $5.5 million as of December 31, 2014 to $0 as of June 30, 2015, since the contingent consideration is based solely on future revenues of CLBS10. The change in estimated fair value has been recorded in other expense (income), net in our consolidated statement of operations.

•
In May 2014, in connection with the CSC Acquisition, contingent consideration obligations were recognized relating to milestone payments of up to $90 million, based on the achievement of certain milestones associated with the future development of the acquired programs, including CLBS20, a Phase 3 clinical study as a monotherapy for treatment of recurrent Stage III or Stage IV metastatic melanoma. As of December 31, 2015, the Company determined that the treatment paradigm in metastatic melanoma was transformed during the course of 2015 by the accelerating adoption of multiple immune checkpoint inhibitors used as monotherapy and in combination treatments.  These new drugs have significantly improved outcomes in metastatic melanoma and therefore have altered the opportunity for a monotherapy such as CLBS20 in a landscape that is quickly converting to combination therapies, and as a result, the Company discontinued the ongoing CLBS20 Phase 3 clinical study.  As a result, the CSC Acquisition contingent consideration fair value decreased from $12.8 million as of December 31, 2014 to $0 as of December 31, 2015. The change in estimated fair value has been recorded in other expenses in our consolidated statement of operations.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015, and December 31, 2014 (in thousands):

	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities - available for sale	$—	$—	$—	$—	$—	$7,080.0	$—	$7,080.0
	$—	$—	$—	$—	$—	$7,080.0	$—	$7,080.0

Liabilities:
Contingent consideration	—	—	—	—	—	—	18,260.0	18,260.0
	$—	$—	$—	$—	$—	$—	$18,260.0	$18,260.0

 There were no transfers of financial instruments to or from Levels 1, 2 or 3 during the periods presented. For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the year ended December 31, 2015 by type of instrument (in thousands):

	Year Ended
	December 31, 2015
	Contingent Consideration	Total
Beginning liability balance	$18,260.0	$18,260.0
Change in fair value recorded in operations	(18,260.0)	(18,260.0)
Ending liability balance	$—	$—

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

Note 9 – Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Total
Balance as of December 31, 2014	$25,209.3
Goodwill impairment	(18,196.0)
Balance as of December 31, 2015	$7,013.3

Goodwill impairment of $18.2 million is based on the Company's annual review for goodwill impairment as of December 31, 2015, and related to the Company's Research and Development reporting unit. The impairment is directly attributable to the Company's decision to discontinue its CLBS20 Phase 3 study. The Company evaluated whether goodwill was impaired in the Research and Development reporting unit as of June 30, 2015 in connection with its decision to no longer pursue further development of CLBS10, and concluded there was no goodwill impairment. The remaining goodwill is solely related to the PCT reporting unit.

The Company's intangible assets and related accumulated amortization as of December 31, 2015 and December 31, 2014 consisted of the following (in thousands):

Index

		December 31, 2015			December 31, 2014
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	10 years	$1,000.0	$(495.1)	$504.9	$1,000.0	$(395.1)	$604.9
Manufacturing technology	10 years	3,900.0	(1,930.9)	1,969.1	3,900.0	(1,540.9)	2,359.1
Tradename	10 years	800.0	(396.1)	403.9	800.0	(316.1)	483.9
In process R&D	Indefinite	—	—	—	43,690.0	—	43,690.0
Patent rights	19 years	—	—	—	669.0	(246.5)	422.5
Total Intangible Assets		$5,700.0	$(2,822.1)	$2,877.9	$50,059.0	$(2,498.6)	$47,560.4

The Company’s IPR&D programs were acquired in the Amorcyte Acquisition (CD34 technology) and CSC Acquisition (tumor cell/dendritic cell technology).

•
CD34 Technology: The Company determined as of June 30, 2015, based on a thorough analysis of the available data from the PreSERVE-AMI Phase 2 clinical study, an updated commercial assessment, and consultation with the Company’s scientific advisory board and the Science and Technology Committee of the Board of Directors, that it will not pursue further development of CLBS10 for the acute myocardial infarction indication upon completion of the ongoing PreSERVE-AMI Phase 2 clinical study. However, it intends to explore other potential and more commercially viable indications of chronic heart failure and/or critical limb ischemia for its CD34 cell technology platform. These other indications are early stage opportunities, and would require external funding and/or partnerships to proceed to the next step in clinical development. As a result, and given the early stage and funding constraints of these other potential opportunities, the Company determined that IPR&D valued at $9.4 million was fully impaired as of June 30, 2015.

•
Tumor Cell/Dendritic Cell Technology: In May 2014, in connection with the CSC Acquisition, the Company acquired CLBS20, a Phase 3 clinical study as a monotherapy for treatment of recurrent Stage III or Stage IV metastatic melanoma.The Company determined as of December 31, 2015, that the treatment paradigm in metastatic melanoma was transformed during the course of 2015 by the accelerating adoption of multiple immune checkpoint inhibitors used as monotherapy and in combination treatments.  These new drugs have significantly improved outcomes in metastatic melanoma and therefore have altered the opportunity for a monotherapy such as CLBS20 in a landscape that is quickly converting to combination therapies, and as a result, the Company discontinued the ongoing CLBS20 Phase 3 clinical study. As a result, given the changing competitive landscape and funding constraints of advancing this program, and a thorough evaluation of these factors by the Company's management in the fourth quarter of 2015, the Company determined that IPR&D valued at $34.3 million was fully impaired as of December 31, 2015.

Total intangible amortization expense was classified in the operating expense categories for the periods included below as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenue	$309.1	$316.8	$390.0
Research and development	116.1	108.4	35.2
Selling, general and administrative	180.0	180.0	180.0
Total	$605.2	$605.2	$605.2

Estimated intangible amortization expense on an annual basis for the succeeding five years is as follow (in thousands):

Index

2016	$570.0
2017	570.0
2018	570.0
2019	570.0
2020	570.0
Thereafter	27.9
$2,877.9

Note 10 – Accrued Liabilities

Accrued liabilities were as follow (in thousands):

	December 31,
	2015	2014
Salaries, employee benefits and related taxes	$2,771.2	$2,807.2
Professional fees	480.7	495.4
Other	2,946.5	1,020.3
	$6,198.4	$4,322.9

Note 11 – Debt

Notes Payable

As of December 31, 2015 and December 31, 2014, the Company had notes payable of approximately $1.8 million and $1.6 million, respectively. The notes relate to certain insurance policies and equipment financings, require monthly payments, and mature within one to three years.

Long-Term Debt

On September 26, 2014, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with Oxford Finance LLC (together with its successors and assigns, the “Lender”) pursuant to which the Lender disbursed $15.0 million (the “Loan”). After repayment of all outstanding amounts due under two loans from TD Bank, N.A. in the amount of approximately $3.1 million, and deductions for debt offering/issuance costs and interim period interest, the net proceeds from Loan were $11.3 million. The debt offering/issuance costs have been recorded as debt issuance costs in other assets in the consolidated balance sheet, and will be amortized to interest expense throughout the life of the Loan using the effective interest rate method. The proceeds from the Loan may be used to satisfy the Company’s future working capital needs, including the development of its cell therapy product candidates.

The Company has been making interest only payments on the outstanding amount of Loan on a monthly basis at a rate of 8.50% per annum. On April 29, 2015, with the Company's announcement that the first patient in the Intus Study had been randomized, the interest-only payment period on the Loan was extended from October 1, 2015 to April 1, 2016, which was in accordance with the Loan and Security Agreement. In March 2016, the interest-only payment period was extended through January 1, 2017 (see Note 18). Commencing on January 1, 2017, the Company will make 21 consecutive monthly payments of principal and interest. The Loan matures on September 1, 2018. At its option, the Company may prepay all amounts owed under the Loan and Security Agreement (including all accrued and unpaid interest), subject to a prepayment fee that is determined based on the date the loan is prepaid. The Company is also required to pay Lender a final payment fee equal to 8% of the Loan. The final payment fee will be amortized to interest expense throughout the life of the Loan using the effective interest rate method. The Company paid a facility fee in the amount of $100,000 in connection with Loan.

Under the Loan and Security Agreement and a related mortgage, the Company granted to Lender a security interest in all of the Company’s real property and personal property now owned or hereafter acquired, excluding intellectual property, and certain other assets and exemptions. The Company also entered into a Mortgage and Absolute Assignment of Leases and Rents (the "Mortgage"). The Company also granted Lender a security interest in the shares of the Company’s subsidiaries. The Loan and Security Agreement restricts the ability of the Company to: (a) convey, lease, sell, transfer or otherwise dispose of any part

Index

of its business or property; and (b) incur any additional indebtedness. The Loan and Security Agreement provides for standard indemnification of Lender and contains representations, warranties and certain covenants of the Company. Upon the occurrence of an event of default by the Company under the Loan and Security Agreement, Lender will have customary acceleration, collection and foreclosure remedies. There are no financial covenants associated with the Loan and Security Agreement. As of December 31, 2015, the Company was in compliance with all covenants under the Loan and Security Agreement.

Estimated future principal payments, interest, and fees due under the Loan and Security Agreement are as follows:

Years Ending December 31,	(in millions)
2016	$5.3
2017	6.7
2018	6.2
Total	$18.2

During the years ended December 31, 2015 and 2014, the Company recognized $1.3 million and $0.3 million of interest expense related to the Loan and Security Agreement.

Note 12 – Stockholders' Equity

Equity Plans

The Company's 2015 Equity Compensation Plan (the "2015 Equity Plan") was adopted by the stockholders of the Company on July 14, 2015, with 4,400,000 shares initially reserved for future awards under the 2015 Equity Plan (as adjusted in the manner described below, the “Share Reserve”). These shares will be available for issuance pursuant non-qualified stock options, incentive stock options , stock appreciation rights, restricted stock, restricted stock units, unrestricted shares, deferred share units, or other kinds of equity based compensation awards. Concurrent with the adoption of the 2015 Equity Plan, no future awards will occur under the 2009 Amended and Restated Equity Compensation Plan (the “2009 Plan”). The 2015 Equity Plan’s initial reserve of shares will automatically increase for 10 years, on each January 1st beginning with 2016, by a number of shares equal to the lesser of (i) four percent (4%) of the total number of our shares outstanding on December 31st of the preceding calendar year, (ii) such lesser number as the 2015 Plan’s administrator may earlier designate in writing, and (iii) 176,000 shares, which equals four percent (4%) of the initial reserve of 4,400,000 shares. In addition, the Share Reserve will include shares that are currently subject to awards under our 2009 Equity Plan but that are not issued due to their forfeiture, cancellation, or other settlement.

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

The Company's 2003 Equity Participation Plan (the “2003 Equity Plan”) expired in 2013 and accordingly, equity awards under the 2003 Equity Plan can no longer be issued. The Company's 2009 Equity Compensation Plan (the “2009 Equity Plan”) makes up to 8,995,000 shares of common stock of the Company (as of December 31, 2015) available for issuance to employees, consultants, advisors and directors of the Company and its subsidiaries pursuant to incentive or non-statutory stock options, restricted and unrestricted stock awards and stock appreciation rights.

All stock options under the 2003 Equity Plan and 2009 Equity Plan were granted and the 2015 Equity Plan are granted at the fair market value of the common stock at the grant date. Stock options vest either on the date of grant, ratably over a period

Index

determined at time of grant, or upon the accomplishment of specified business milestones, and generally expire 2, 3, or 10 years from the grant date depending on the status of the recipient as a consultant, employee or director of the Company.

The number of remaining shares authorized to be issued under the various equity plans are as follows as of December 31, 2015:

	2003 Equity Plan	2009 Equity Plan	2015 Equity Plan
Shares Authorized for Issuance	250,000	8,995,000	4,400,000
Outstanding Stock Options	(108,745)	(6,113,425)	(441,100)
Exercised Stock Options	(9,250)	(80,856)	—
Restricted stock or equity grants issued under Equity Plans	(88,993)	(1,601,033)	—
Shares Expired	(43,012)	—	—
Total common shares remaining to be issued under the Equity Plans	—	1,199,686	3,958,900

The Company adopted an employee stock purchase plan effective January 1, 2013, and authorized 500,000 shares under the plan. The plan has two six-month offering periods per year under which eligible employees may contribute up to 15% of their compensation toward the purchase of the Company's common stock per offering period (with a $25,000 cap per calendar year). The employee's purchase price is equal to (i) 85% of the closing price of a share of the Company's common stock on the enrollment date of such offering period or (ii) 85% of the closing price of a share of the Company's Common Stock on the Exercise Date of such Offering Period, whichever is lower. During the year ended December 31, 2015, 133,939shares were issued under the employee stock purchase plan. At December 31, 2015, the Company had 300,620 shares of the Company's common stock available for future grant in connection with this plan.

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

Aspire Purchase Agreements

In November 2015, the Company entered into a common stock purchase agreement (the "Purchase Agreement") with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provides that, subject to certain terms and conditions and Nasdaq rules, Aspire Capital is committed to purchase up to an aggregate of $30 million of shares (limited to a maximum of approximately 11.0 million shares, unless stockholder approval is obtained or certain minimum sale price levels are reached) of the Company's common stock over a 24-month term. As consideration for entering into the Purchase Agreement, the Company issued 842,696 shares of its common stock to Aspire Capital. During the years ended December 31, 2015, the Company issued 200,000 shares of common stock under the Purchase Agreement with Aspire for gross proceeds of $0.3 million.

Under the Purchase Agreement, at the Company’s discretion, it may present Aspire Capital with purchase notices from time to time to purchase the Company’s common stock, provided certain price, trading volume and conditions, including Nasdaq trading requirements, are met. The purchase price for the shares of common stock is based upon one of two formulas set forth in the Purchase Agreement depending on the type of purchase notice the Company submits to Aspire Capital, and is based on market prices of the Company’s common stock (in the case of regular purchases) or a discount of 5% applied to volume weighted average prices (in the case of VWAP purchases), in each case as determined by parameters defined in the Purchase Agreements. We have filed a registration statement with the SEC and a related prospectus supplement that covers the offering of shares of our common stock subject to the Purchase Agreement, and therefore can initiate sales to Aspire at any time.

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

Index

Under the May 2015 Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $30 million of shares. As consideration for entering into the May 2015 Purchase Agreement, the Company issued 364,837 shares of its common stock to Aspire Capital. The Company has not issued any additional shares under the May 2015 Purchase Agreement. Under the March 2014 Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $30 million of shares. As consideration for entering into the March 2014 Purchase Agreement, the Company issued 150,000 shares of its common stock to Aspire Capital. During the years ended December 31, 2015, the Company issued 3.0 million shares of common stock under the March 2014 Purchase Agreement with Aspire for gross proceeds of $9.4 million. Overall, the Company issued 5.1 million shares under the March 2014 Purchase Agreement for gross proceeds of $20.3 million.

Stock Options and Warrants

The following table summarizes the activity for stock options and warrants for the year ended December 31, 2015:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2014	4,427,234	$9.19	6.93	$28.6	3,550,956	$14.12	2.12	$1.0

Changes during the Year:
Granted	3,414,388	$3.01			—	$—
Exercised	—	$—			—	$—
Forfeited	(437,770)	$4.92			—	$—
Expired	(740,372)	$7.83			(336,923)	$17.91
Outstanding at December 31, 2015	6,663,480	$6.46	6.88	$0.1	3,214,033	$13.72	1.26	$—
Vested at December 31, 2015 or expected to vest in the future	6,663,480	$6.58	6.79	$0.1	3,214,033	$13.72	1.26	$—
Exercisable at December 31, 2015	4,837,711	$7.46	6.12	$—	3,214,033	$13.72	1.26	$—

The total intrinsic value of stock options exercised during the years ended December 31, 2015 and December 31, 2014 was $0 and $61,641, respectively.

During the years ended December 31, 2015 and 2014, the Company did not issue warrants for services.

Restricted Stock

During the years ended December 31, 2015 and 2014, the Company issued restricted stock for services as follows ($ in thousands, except share data):

	2015	2014
Number of Restricted Stock Issued	928,000	917,907
Value of Restricted Stock Issued	$2,488.6	$4,996.3

The weighted average estimated fair value of restricted stock issued for services in the years ended December 31, 2015 and 2014 was $2.68 and $5.44 per share, respectively. The fair value of the restricted stock was determined using the Company’s closing stock price on the date of issuance. The vesting terms of restricted stock issuances are generally within one year.

Note 13 – Share-Based Compensation

Share-based Compensation

Index

We utilize share-based compensation in the form of stock options, warrants and restricted stock.  The following table summarizes the components of share-based compensation expense for the years ended December 31, 2015, 2014 , and 2013 ($ in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenues	$545.3	$494.2	$314.0
Research and development	1,811.5	2,058.2	822.2
Selling, general and administrative	7,393.3	8,657.1	5,702.5
Total share-based compensation expense	$9,750.1	$11,209.5	$6,838.7

Total compensation cost related to nonvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at December 31, 2015 were as follows ($ in thousands):

	Stock Options	Warrants	Restricted Stock
Unrecognized compensation cost	$3,078.6	$—	$332.0
Expected weighted-average period in years of compensation cost to be recognized	3.17	0.00	1.95

Total fair value of shares vested and the weighted average estimated fair values of shares grant for the year ended December 31, 2015, 2014, and 2013 were as follows ($ in thousands):

	Stock Options			Warrants
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013
Total fair value of shares vested	$6,133.0	$5,387.1	$3,375.7	$—	$9.6	$129.0
Weighted average estimated fair value of shares granted	1.95	4.56	4.29	—	—	3.71

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

The range of assumptions made in calculating the fair values of stock options and warrants was as follow:

	Stock Options			Warrants
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013
Expected term - minimum (in years)	2	0	1	0	3	2
Expected term - maximum (in years)	10	10	10	0	3	5
Expected volatility - minimum	71%	62%	61%	—	66%	73%
Expected volatility - maximum	75%	77%	79%	—	66%	79%
Weighted Average volatility	74%	74%	83%	—	74%	82%
Expected dividend yield	—	—	—	—	—	—
Risk-free interest rate - minimum	1.19%	0.12%	0.13%	—	0.79%	0.32%
Risk-free interest rate - maximum	2.14%	3.00%	2.67%	—	0.79%	1.73%

Note 14 – Income Taxes

Index

The provision (benefit) for income taxes is based on loss from operations before provision for income taxes and noncontrolling interests as follows ($ in thousands):

	Years Ended December 31,
	2015	2014	2013
United States	$(98,254.0)	$(55,570.4)	$(38,705.2)

	$(98,254.0)	$(55,570.4)	$(38,705.2)

The provision (benefit) for income taxes was as follows ($ in thousands):

	Years Ended December 31,
	2015	2014	2013
Current
U.S. Federal	$—	$—	$—
State and local	—	—	—
	$—	$—	$—
Deferred
U.S. Federal	$(14,695.5)	$159.0	$476.9
State and local	(2,548.0)	(263.2)	303.2
	$(17,243.5)	$(104.2)	$780.1
Total
U.S. Federal	$(14,695.5)	$159.0	$476.9
State and local	(2,548.0)	(263.2)	303.2
	$(17,243.5)	$(104.2)	$780.1

The provision (benefit) for income taxes is determined by applying the U.S. Federal statutory rate of 34% to income before income taxes as a result of the following ($ in thousands):

	Years Ended December 31,
	2015	2014	2013
U.S. Federal benefit at statutory rate	$(33,406.4)	$(18,894.0)	$(13,159.8)
State and local benefit net of U.S. federal tax	(4,926.9)	(3,435.0)	(3,430.9)
Permanent non deductible expenses for U.S. taxes	706.4	1,094.6	1,798.2
True-up of prior year net operating loss	(556.5)	(25.5)	(91.4)
Return to actual	—	—	(3,822.9)
Effect of change in deferred tax rate	1.3	1,075.7	(1,094.8)
Valuation allowance for deferred tax assets	20,938.6	20,080.0	20,581.7
Tax provision	$(17,243.5)	$(104.2)	$780.1

Deferred income taxes at December 31, 2015, 2014 and 2013 consist of the following ($ in thousands):

Index

	December 31,
	2015	2014	2013
Deferred Tax Assets:
Accumulated net operating losses (tax effected)	$86,537.8	$69,047.0	$25,727.7
Deferred revenue	—	—	23.1
Deferred rent	11.1	(7.8)	15.2
Share-based compensation	12,764.3	9,577.2	5,466.7
Intangibles	899.7	715.1	287.3
Accumulated depreciation	—	—	348.7
Charitable contributions	423.3	409.8	391.8
Bad debt provision	297.4	296.9	239.7
Capital loss carry-forward	6,973.0	6,925.1	6,644.5
Other	652.1	609.7	—
Deferred tax assets prior to tax credit carryovers	108,558.7	87,573.0	39,144.7

Deferred Tax Liabilities:
Accumulated depreciation	$(66.0)	$(18.8)	$—
Intangible and indefinite lived assets	(932.7)	(18,176.3)	(3,599.1)
Deferred tax liabilities	(998.7)	(18,195.1)	(3,599.1)
	107,560.0	69,377.9	35,545.6
Valuation reserve	(108,492.7)	(87,554.1)	(39,144.7)
Net deferred tax liability	$(932.7)	$(18,176.2)	$(3,599.1)

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

As of December 31, 2015 and 2014, the Company had approximately $221.5 million and $177.2 million, respectively of Federal NOLs available to offset future taxable income expiring from 2026 through 2035. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s NOLs could be limited in the event of a change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible.  If a change of ownership did occur there would be an annual limitation on the usage of the Company’s losses which are available through 2035.

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

As of December 31, 2015, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

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

Note 15 – Related Party Transactions

Index

In December 2013, the Company modified both the First Mortgage and Second Mortgage with TD Bank, N.A. (see Note 11). Pursuant to the Loan Modifications, Andrew L. Pecora, M.D., Regional Cancer Care Associates LLC (Dr. Pecora’s medical practice), and certain partners in such practice, including Dr. Pecora, had been released as guarantors of the Second Mortgage Loan, and Caladrius had become a guarantor of the Loans pursuant to a Guaranty of Payment delivered by Caladrius to the Lender. Dr. Pecora, currently serves as a Caladrius director.

Note 16 – Commitments and Contingencies

Lease Commitments

We entered into an assignment agreement with an unaffiliated third party, effective February 19, 2015, for general office space located in Basking Ridge, NJ. This property is used as the Company's corporate headquarters. The space is approximately 18,000 rentable square feet. The base monthly rent is currently $31,875and the lease term ends July 31, 2020. In addition, there are two (2) five (5) year renewal options. In connection with the assumption of the lease, the third party (a) conveyed its rights in various scheduled furniture and equipment and (b) paid the Company approximately $580,000. The amount paid to the Company included a security deposit of approximately $115,000. The Company also leases facilities in New York, NY, Irvine, CA, and Mountain View, CA, of which certain have escalation clauses and renewal options, and also leases equipment under certain noncancelable operating leases that expire from time to time through 2021.

A summary of future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year as of December 31, 2015 are as follows (in thousands):

Years ended	Operating Leases
2016	2,062.0
2017	1,863.8
2018	1,034.7
2019	989.4
2020 and thereafter	960.2
Total minimum lease payments	$6,910.1

Expense incurred under operating leases were approximately $1.7 million , $1.3 million , and $1.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Note 17 – Quarterly Financial Data (unaudited)

The tables below summarize the Company's unaudited quarterly operating results for the years ended December 31, 2015 and 2014, respectively.

Index

	Three Months Ended
(in thousands, except per share data)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$3,172	$5,867	$5,888	$7,560
Total operating costs and expenses	$21,260	$31,536	$16,271	$67,269
Net loss	$(19,231)	$(17,158)	$(11,393)	$(33,228)
Net loss attributable to Caladrius Biosciences, Inc. common stockholders	$(19,187)	$(17,126)	$(11,376)	$(33,197)
Basic and diluted loss per share attributable to Caladrius Biosciences, Inc. common stockholders	$(0.51)	$(0.38)	$(0.21)	$(0.59)

	Three Months Ended
(in thousands, except per share data)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$4,056	$4,489	$4,118	$5,276
Total operating costs and expenses	$17,555	$16,919	$20,376	$20,830
Net loss	$(13,830)	$(12,769)	$(17,177)	$(11,691)
Net loss attributable to Caladrius Biosciences, Inc. common stockholders	$(13,682)	$(12,605)	$(16,974)	$(11,612)
Basic and diluted loss per share attributable to Caladrius Biosciences, Inc. common stockholders	$(0.49)	$(0.40)	$(0.48)	$(0.32)

Note 18 – Subsequent Events

Hitachi Transaction

On March 11, 2016, PCT entered into a global collaboration that includes licensing, development and equity components with Hitachi Chemical Co., LTD ("Hitachi Chemical"), a Japanese-based global conglomerate with a growing franchise in life sciences including regenerative medicine ("Hitachi Transaction") to develop our PCT business outside of the U.S. This collaboration consists of an equity investment in, and a license agreement with, PCT.

Under the equity investment agreement, Hitachi Chemical purchased a 19.9% membership interest in PCT for $19.4 million of which $15.0 million will be distributed to Caladrius from PCT and $4.4 million will remain at PCT, which will be used for the continued expansion and improvements at PCT in support of commercial product launch readiness as well as for general corporate purposes. Caladrius remains the majority shareholder retaining an 80.1% ownership interest.

PCT and Hitachi Chemical also entered into an exclusive license agreement for Asia pursuant to which PCT will receive $5.6 million from Hitachi Chemical in three fee driven payments throughout 2016.  PCT licensed certain cell therapy technology and know-how (including an exclusive license in Asia) and agreed to provide Hitachi Chemical with certain training and support.  As additional consideration, Hitachi Chemical will pay PCT royalties on contract revenue generated in Asia for a minimum of 10 years.

Lastly, as part of the transaction, PCT and Hitachi Chemical agreed to explore the possibility of pursuing a collaboration in cell therapy manufacture in  Europe.

Oxford Debt Repayment

On March 11, 2016, upon execution of the Hitachi Transaction, the Company and Oxford Finance LLC entered into an amendment to the Loan and Security Agreement whereby (i) the Company paid $7.0 million to Oxford Finance LLC, comprised of principal, interest and early termination fees, (ii) the Company's subsidiaries PCT, PCT Allendale, LLC, and NeoStem Family Storage, LLC (collectively the "Removed Borrowers") were removed as borrowers under the Loan, (iii) Oxford Finance LLC's security interests in any and all assets of the Removed Borrowers were released, (iv) the interest only period on the remaining outstanding Loan balance is extended until January 1 2017, and (v) in the event the Company receives gross proceeds from the sale or issuance of any equity securities or subordinated debt, or any partnership, licenses, collaboration, dividend, grant or asset sale through March 31, 2017, 20% of such proceeds will be paid to Oxford Finance LLC, up to a $3.0 million maximum. If 20%

Index

of such proceeds in aggregate is less than $3.0 million by March 31, 2017, then the Company will make a lump sum payment equal to the difference by March 31, 2017.

Common Stock and Warrant Issuances

On March 10, 2016, the Company entered into a securities purchase agreement with certain investors, pursuant to which Caladrius issued and sold in a private placement an aggregate of 1.4 million shares of common stock and a two-year warrant to purchase up to an aggregate of 1.4 million shares of Caladrius' common stock, at an exercise price of $1.00 per share. The unit purchase price for a share of Caladrius common stock and warrant to purchase one share of Caladrius common stock was $0.705 per unit, with $1 million of gross proceeds received by Caladrius.

Index

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

As of December 31, 2015, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Index

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
As of December 31, 2015, based on management’s assessment, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2015. Their attestation report, dated March 15, 2016 and which appears below, expressed an unqualified opinion on our internal control over financial reporting.

Index

REPORT OF INDEPENDENT REGISTRED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Caladrius Biosciences, Inc.

We have audited the internal control over financial reporting of Caladrius Bioscience, Inc., a Delaware corporation, and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
New York, New York
March 15, 2016

Index

ITEM 9B. OTHER INFORMATION.

Not applicable.

Index

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to our Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2015 in connection with our 2016 Annual Meeting of Stockholders.
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

63
of this Annual Report on Form 10-K.

(a)(2) FINANCIAL STATEMENT SCHEDULE:
Reference is made to the Index to Financial Statements and Financial Statement Schedule on Page

63
of this Annual Report on Form 10-K.
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

Exhibit                        Description

2.1
Agreement and Plan of Merger dated as of May 8, 2014, by and among the Company, California Stem Cell, Inc., NBS Acquisition Sub I, Inc. and NBS Acquisition Sub II, LLC (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 14, 2014).

2.2
Equity Purchase Agreement, dated as of June 18, 2012, by and among the Company, China Biopharmaceuticals Holdings, Inc., Fullbright Finance Limited, Suzhou Erye Economy & Trading Co., Ltd., and Suzhou Erye Pharmaceutical Co., Ltd. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 18, 2012).

2.3
Amendment to Equity Purchase Agreement, dated as of August 14, 2012, by and among the Company, China Biopharmaceuticals Holdings, Inc., Highacheive Holdings Limited, Fullbright Finance Limited, Suzhou Erye Economy & Trading Co., Ltd. and Suzhou Erye Pharmaceutical Co., Ltd. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 23, 2012).

2.4
Agreement and Plan of Merger, dated as of July 13, 2011, by and among the Company, Amo Acquisition Company I, Inc., Amo Acquisition Company II, LLC and Amorcyte, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 11, 2011).

2.5
Agreement and Plan of Merger, dated as of September 23, 2010, by and among the Company, NBS Acquisition Company LLC, and PCT (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 23, 2010).

3.1
Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on October 3, 2013 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 3, 2013).

3.2	Amended and Restated By-Laws dated January 5, 2015 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on January 5, 2015).

3.3	Amendment to the By-Laws of the Company - Forum Selection Clause (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2015).

3.4
Certificate of Amendment to Certificate of Incorporation of the Company dated May 29, 2015 (effective June 8, 2015) (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 6, 2015).

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

4.5
Letter Agreement dated December 18, 2008 between the Company and RimAsia Capital Partners, L.P. (filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the SEC on March 31, 2009).

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

Index

4.10
Warrant Agreement, dated as of January 19, 2011, between the Company, and Continental Stock Transfer & Trust Company, with the forms of $3.00 Warrant and $5.00 Warrant attached thereto (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated January 18, 2011 and filed with the SEC on January 24, 2011).

4.11
Warrant Agreement, dated as of July 22, 2011, between the Company and Continental Stock Transfer & Trust Company, with the form of Series NA Warrant attached thereto (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 as filed with the SEC on November 10, 2011).

4.12
Registration Rights Agreement, dated as of March 10, 2014, by and between the Company and Aspire Capital Fund, LLC. (Filed as Exhibit 4.18 to the Company's Annual Report on Form 10-K filed with the SEC on March 13, 2014).

4.13
Warrant Agreement, dated as of October 17, 2011, between the Company and Continental Stock Transfer & Trust Company, with the form of Global Series AMO Warrant attached thereto (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 14, 2011).

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

4.21
Registration Rights Agreement, dated as of May 4, 2015, by and between the Company and Aspire Capital Fund, LLC (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as filed with the SEC on May 6, 2015).

4.22	Form of Trust Indenture (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-3, filed no. 333-206175, filed with the SEC on August 6, 2015).

4.23	Form of Trust Indenture (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-3, filed no. 333-206175, filed with the SEC on August 6, 2015).

10.1
Consulting Agreement, dated as of May 11, 2010 between the Company and RimAsia Capital, Partners, LP (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as filed with the SEC on August 6, 2010).

10.2
Common Stock Purchase Agreement, dated as of March 11, 2014, by and between the Company and Aspire Capital Fund, LLC. Filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on March 13, 2014).

10.3
Escrow Agreement, dated as of October 17, 2011, among the Company, Amorcyte, Inc., Paul J. Schmitt, as Amorcyte Representative, and Continental Stock Transfer & Trust Company, as Escrow Agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 14, 2011).

10.4
Lease dated September 1, 2005 between Vanni Business Park, LLC and PCT, as amended by First Amendment of Lease effective as of July 1, 2006 (filed as Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on April 6, 2011).

10.5
Second Amendment of Lease, executed July 11, 2011 and effective July 1, 2011, by and between Vanni Business Park, LLC and Progenitor Cell Therapy, LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 11, 2011).

10.6
Guaranty of Lease, executed July 11, 2011 and effective as of July 1, 2011, by the Company for the benefit of Vanni Business Park, LLC (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 11, 2011).

Index

10.7
First Amendment to Office Lease dated December 10, 2010, by and between WW VKO Owner, LLC and California Stem Cell, Inc; Second Amendment to Office Lease dated February 1, 2012, by and between CGGL 18301 LLC, and California Stem Cell, Inc. Third Amendment to Office Lease dated February 28, 2014, by and between CGGL 18301 LLC, and California Stem Cell, Inc.; and Fourth Amendment to Office Lease Agreement, executed December 19, 2014, effective April 1, 2015, by and between NeoStem, Inc. and CGGL 18301 LLC. (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC on March 2, 2015).

10.8
Stock Purchase and Assignment Agreement dated March 28, 2011, by and among PCT, Athelos Corporation and Becton Dickinson and Company (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 as filed with the SEC on May 17, 2011).

10.9
Stockholders' Agreement dated March 28, 2011, by and among PCT, Athelos Corporation and Becton Dickinson and Company (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 as filed with the SEC on May 17, 2011).

10.10	The Company 2003 Equity Participation Plan, as amended (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1/A, File No. 333-137045, filed with the SEC on November 3, 2006). +

10.11	Form of Stock Option Agreement (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as filed with the SEC on March 30, 2004). +

10.12	Form of Option Agreement dated July 20, 2005 (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 as filed with the SEC on August 15, 2005). +

10.13	Amended and Restated Company 2009 Equity Compensation Plan, as amended (filed as Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed on August 29, 2014). +

10.14
Form of Stock Option Grant Agreement under the Company 2009 Equity Compensation Plan (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as filed with the SEC on August 16, 2010). +

10.15
Description of the Company's Board of Directors Compensation Plan (incorporated by reference to the first paragraph of Item 5.02 contained within the Company's Current Report on Form 8-K dated January 4, 2012, and the last paragraph appearing under Item 11 of this Annual Report on Form 10-K for the fiscal year ended December 31, 2012). +

10.16
The Company's 2012 Employee Stock Purchase Plan (filed as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A for the 2012 Annual Meeting of Stockholders as filed with the SEC on September 7, 2012).+

10.17	Loan and Security Agreement, dated September 26, 2014, by and between the Company and Oxford Finance LLC. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 26, 2014).

10.18	Employment Agreement between the Company and Dr. Robin L. Smith, dated May 26, 2006 (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated June 2, 2006). +

10.19	January 26, 2007 Amendment to Employment Agreement of Dr. Robin L. Smith (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 26, 2007). +

10.20	September 27, 2007 Amendment to Employment Agreement of Dr. Robin L. Smith (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 27, 2007). +

10.21	Letter agreement dated January 9, 2008 with Dr. Robin L. Smith (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 9, 2008). +

10.22
Amendment dated July 29, 2009 to Employment Agreement dated May 26, 2006 between the Company and Dr. Robin L. Smith (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 29, 2009). +

10.23
Amendment dated April 4, 2011 to Employment Agreement dated May 26, 2006 between the Company and Dr. Robin L. Smith (filed as Exhibit 10.66 to the Company's Annual Report on From 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on April 6, 2011). +

10.24
Amendment dated November 13, 2012 to Employment Agreement dated May 26, 2006 between the Company and Dr. Robin L. Smith (filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the SEC on March 8, 2013). +

10.25
Letter Agreement dated March 11, 2014 to Employment Agreement dated May 26, 2006 between the Company and Dr. Robin L. Smith (filed as Exhibit 10.49 to the Company's Annual Report on Form 10-K filed with the SEC on March 13, 2014). +

Index

10.26
Amendment dated as of January 1, 2015, to Employment Agreement by and between the Company and Dr. Robin L. Smith, dated May 26, 2006 (filed as Exhibit 10.1 on the Company's Current Report on Form 8-K filed with the SEC on January 5, 2015). +

10.27
Amendment, dated as of January 16, 2015, to Amendment dated as of January 1, 2015 to Employment Agreement by and between the Company and Dr. Robin L. Smith (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 16, 2015). +

10.28
Consulting Agreement, dated as of December 18, 2015 by and between the Company and Dr. Robin L. Smith (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 23, 2015).

10.29	January 26, 2007 Employment Agreement with Catherine M. Vaczy, Esq. (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated January 26, 2007). +

10.30	Letter agreement dated January 9, 2008 with Catherine M. Vaczy, Esq. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 9, 2008). +

10.31	Letter Agreement dated July 8, 2009 between the Company and Catherine M. Vaczy, Esq. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 6, 2009). +

10.32
Letter Agreement dated July 7, 2010 between the Company and Catherine M. Vaczy, Esq. (filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 as filed with the SEC on November 12, 2010). +

10.33
Letter Agreement dated January 6, 2012 between the Company and Catherine M. Vaczy, Esq. (filed as Exhibit 10.92 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 20, 2012). +

10.34
Letter Agreement dated November 13, 2012 between the Company and Catherine M. Vaczy, Esq. (filed as Exhibit 10.57 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the SEC on March 8, 2013). +

10.35	Letter Agreement, dated July 12, 2013, between the Company and Catherine M. Vaczy, Esq. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 12, 2013). +

10.36	Letter Agreement, dated March 11, 2014, between the Company and Catherine M. Vaczy, Esq. (filed as Exhibit 10.57 to the Company's Annual Report on Form 10-K filed with the SEC on March 13, 2014).+

10.37	Letter Agreement, dated August 4, 2014, between the Company and Catherine M. Vaczy, Esq. (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q with the SEC on August 7, 2014).

10.38
Letter Agreement, dated October 27, 2014, between the Company and Catherine M. Vaczy, Esq. (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on October 30, 2014).+

10.39 Letter Agreement dated January 2, 2015, between the Company and Catherine M. Vaczy, Esq. (filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K/A filed with the SEC on April 30, 2015).+

10.40	Letter Agreement, dated February 5, 2015, between the Company and Catherine M. Vaczy, Esq. (filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K/A filed with the SEC on April 30, 2015).+

10.41
Employment Agreement, dated as of September 23, 2010 and effective on January 19, 2011, by and between PCT, the Company, and Andrew L. Pecora, M.D., F.A.C.P. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 18, 2011 and filed with the SEC on January 24, 2011). +

10.42
Amendment dated August 17, 2011 to Employment Agreement dated September 23, 2010 and effective January 19, 2011 between PCT, the Company, and Andrew L. Pecora, M.D., F.A.C.P. (filed as Exhibit 10.95 to the Company's Registration Statement on Form S-4, File No. 333-176673, filed with the SEC on September 2, 2011). +

10.43
Letter Agreement dated April 11, 2012 between the Company and Andrew Pecora, M.D., F.A.C.P. (filed as Exhibit 10.107 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2011 as filed with the SEC on April 27, 2012). +

10.44
Amendment dated July 31, 2013 and effective August 5, 2013, by and among Andrew L. Pecora, M.D., FACP, the Company, PCT, and Amorcyte, LLC (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 5, 2013). +

10.45
Employment Agreement, dated as of September 23, 2010 and effective on January 19, 2011, by and between PCT, the Company, and Robert A. Preti, PhD (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 18, 2011 and filed with the SEC on January 24, 2011). +

Index

10.46
First Amendment to Employment Agreement, dated as of October 27, 2014, to Employment Agreement dated as of September 23, 2010 and effective on January 9, 2011, by and between PCT, the Company, and Robert A. Preti, PhD. (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 as filed with the SEC on October 30, 2014). +

10.47
Employment Agreement dated and effective as of December 22, 2015, to First Amendment to Employment dated as of October 27, 2014 to Employment Agreement dated as of September 23, 2010 and effective January 19, 2011, by and between the Company and Robert A. Preti, PhD (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 23, 2015).+

10.48
Form of Indemnification Agreement for executive officers (filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC on March 2, 2015).

10.49
Letter Agreement dated June 28, 2011 between the Company and Joseph Talamo (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 as filed with the SEC on August 12, 2011).+

10.50†Offer Letter Amendment dated October 6, 2015, to Employment Agreement dated June 28, 2011 and effective October 6, 2015, by and between the Company and Joseph Talamo.+

10.51	Employment Agreement, dated as of July 15, 2013, by and between the Company and Stephen W. Potter (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 15, 2013).+

10.52
Employment Agreement, dated as of July 23, 2013 and effective August 5, 2013, by and between the Company and Douglas W. Losordo, M.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 5, 2013).+

10.53
Employment Agreement, dated as of August 16, 2013 and effective August 19, 2013, by and between the Company and Robert Dickey IV (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 19, 2013).+

10.54	Offer Letter dated August 14, 2013 and effective August 19, 2013, by and between the Company and Larry May (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 19, 2013).+

10.55
Employment Agreement, dated as of January 5, 2015 and effective on January 5, 2015, by and between the Company and David J. Mazzo, Ph.D. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 5, 2015).+

10.56
Amendment, dated as of January 16, 2015, to Employment Agreement, dated as of January 5, 2015 and effective on January 5, 2015, by and between the Company and David J. Mazzo, Ph.D. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 16, 2015).+

10.57
Employment Agreement, dated as of January 5, 2015 and effective on January 5, 2015, by and between the Company. and Robert S. Vaters (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 5, 2015).+

10.58
Amendment, dated as of January16, 2015, to Employment Agreement, dated as of January 5, 2015 and effective on January 5, 2015, by and between the Company and Robert S. Vaters (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 16, 2015).+

10.59†Separation Agreement, dated as of October 5, 2015, to Employment Agreement, dated January 5, 2015, by and between Company and Robert S. Vaters.+

10.60
Common Stock Purchase Agreement, dated as of May 4, 2015, by and between the Company and Aspire Capital Fund, LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as filed with the SEC on May 6, 2015).

10.61
First Amendment to Loan and Security Agreement, dated June 17, 2015, by and between the Company and Oxford Finance LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 6, 2015).

10.62	The Company 2015 Equity Compensation Plan (filed as Annex A to the Company’s Definitive Proxy Statement filed on Schedule 14A, filed with the SEC on June 8, 2015).

10.63
Second Amendment to Loan and Security Agreement, dated September 15, 2015, by and between the Company and Oxford Finance LLC (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 5, 2015).

10.64
Common Stock Purchase Agreement, dated as of November 4, 2015, by and between the Company and Aspire Capital Fund, LLC (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 5, 2015).

Index

10.65	Consulting Agreement, dated December 18, 2015, between the Company and Dr. Robin L. Smith (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2015). +

10.66
Employment Agreement, dated and effective as of December 22, 2015, among PCT, the Company, and Robert Preti, PhD (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2015). +

14.1	Code of Ethics for Senior Financial Officers (filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on April 6, 2011).

21.1†	Subsidiaries of Caladrius Biosciences, Inc.

23.1†	Consent of Grant Thornton LLP

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	† XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase

101.DEF†	XBRL Taxonomy Extension Definition Linkbase

101.LAB†	XBRL Taxonomy Extension Label Linkbase

101.PRE	† XBRL Taxonomy Extension Presentation Linkbase
_______________

+	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.
†    Filed herewith.
††    Furnished herewith.

(1)	Certain portions of this exhibit were omitted based upon a request for confidential treatment, and the omitted portions were filed separately with the SEC on a confidential basis.

Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 15, 2016.

CALADRIUS BIOSCIENCES, INC.
By: /s/ David J. Mazzo, PhD Name: David J. Mazzo Title: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David J. Mazzo, PhD. David J. Mazzo, PhD.	Director, and Chief Executive Officer (Principal Executive Officer)	March 15, 2016
/s/ Joseph Talamo Joseph Talamo	Senior Vice President, and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2016
/s/ Steven S. Myers Steven S. Myers	Executive Chair of the Board of Directors	March 15, 2016
/s/ Richard Berman Richard Berman	Director	March 15, 2016
/s/ Robert A. Preti Robert A. Preti	Director, President, Senior Vice President, Manufacturing and Technical Operations, and Chief Technology Officer	March 15, 2016
/s/ Eric Wei Eric Wei	Director	March 15, 2016
/s/ Andrew L. Pecora, M.D. Andrew L. Pecora, M.D.	Director	March 15, 2016
/s/ Steven M. Klosk Steven M. Klosk	Director	March 15, 2016
/s/ Peter Traber Peter Traber	Director	March 15, 2016