Form 10-K/A
period 2015-12-31
Caladrius Biosciences, Inc.
filed 2016-04-29
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL ENDED DECEMBER 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________________   to _________________________

Commission File Number 001-33650

CALADRIUS BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	22-2343568
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

106 ALLEN ROAD, FOURTH FLOOR BASKING RIDGE, NEW JERSEY	07920
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: 908-842-0100

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Capital Market
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
Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 (the last business day of the most recently completed second fiscal quarter) was approximately $94.6 million, computed by reference to the closing sales price of $1.87 for the common stock on The NASDAQ Capital Market reported for such date. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 14, 2016, 59,030,599 shares of the registrant's common stock, par value 0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Annual Report”) of Caladrius Biosciences, Inc. filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2016. In this Amendment No. 1, unless the context indicates otherwise, the designations “Caladrius,” the “Company”, “we,” “us” or “our” refer to Caladrius Biosciences, Inc.
This Amendment No. 1 is being filed solely to include the information required by Item 10 - “Directors, Executive Officers and Corporate Governance”, Item 11 - “Executive Compensation”, Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, Item 13 - “Certain Relationships and Related Transactions, and Director Independence” and Item 14 - “Principal Accounting Fees and Services” of Part III of Form 10-K. The reference on the cover page of the 2015 Annual Report to the incorporation by reference of portions of our definitive proxy statement into Part III of the 2015 Annual Report is hereby deleted. Items 10, 11, 12, 13 and 14 of Part III of the 2015 Annual Report are amended and restated in their entirety as set forth in this Amendment No. 1. In addition, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are including with this Amendment No. 1 certain currently dated certifications. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.
Except as described above, no other amendments are being made to the Annual Report. This Amendment No. 1 does not reflect events occurring after the March 15, 2016 filing of the 2015 Annual Report or modify or update the disclosure contained in the 2015 Annual Report in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment No. 1 should be read in conjunction with the 2015 Annual Report and our other filings with the SEC.

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

Name	Age	Director Since
Richard Berman	73	2006
Steven S. Myers	69	2006
Eric H.C. Wei	59	2009
Andrew Pecora, M.D., FACP	58	2011
Steven M. Klosk	59	2014
Peter Traber	61	2015
David J. Mazzo, PhD	59	2015
Robert A. Preti, PhD (1)	59	2015
(1) Effective December 22, 2015, the Board appointed Robert A. Preti, PhD as the Company's new Senior Vice President, Manufacturing and Technical Operations, Chief Technology Officer and simultaneously appointed him to the Board as a Class III director with an initial term expiring at the Company's 2016 annual meeting of stockholders.

EXECUTIVE OFFICERS
The following table sets forth certain information about the executive officers of our Company. There are no family relationships among any of our directors and executive officers. For biographical information regarding our executive officers, see the discussion under “Biographical Information — Executive Officers,” below.

Name	Age	Position
David J. Mazzo, PhD	59	Chief Executive Officer
Robert A. Preti, PhD (1)	59	Senior Vice President, Manufacturing and Technical Operations, Chief Technology Officer
Joseph Talamo (2)	47	Senior Vice President and Chief Financial Officer
Douglas Losordo, MD	58	Senior Vice President, Clinical, Medical and Regulatory, Chief Medical Officer
__________________
(1) Effective December 22, 2015, the Board appointed Robert A Preti, PhD as the Company’s new Senior Vice President, Manufacturing and Technical Operations, Chief Technology Officer

(2) Effective October 6, 2015, the Board appointed Joseph Talamo as the Company's new Chief Financial Officer.

BIOGRAPHICAL INFORMATION

Background on Director Qualifications
We believe that the Company is best served by having a mix of leadership personnel from our largest stockholder (Mr. Wei from RimAsia), members of our executive leadership team (Dr. Mazzo and Dr. Preti) and industry experts (Dr. Mazzo, Dr. Pecora, Dr. Preti, Dr. Traber and Mr. Klosk). Given that we are a growth stage company, we also believe it is important to have directors with experience in finance and strategic transactions (Messrs. Berman, Myers and Wei).

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

Directors

Richard Berman

Richard Berman, joined the Board in November 2006. Mr. Berman’s business career consists of more than 35 years of venture capital, management and merger and acquisitions experience. He currently serves as a director of three other public companies: Advaxis, Inc. (OTC: ADXS), Cryoport, Inc. (OTCBB: CRYX) and as Chairman of MetaStat Inc. (OCT:MTST). Mr. Berman has served as a director and/or officer of more than a dozen public and private companies. His previous experience includes positions at Goldman Sachs and as Senior Vice President of Bankers Trust Company. Some of his more notable positions include his service from 2006 to 2011 as Chairman of National Investment Managers (OTC: NIVM.OB), a company with $12 billion in pension administration assets. From 2004 to 2010, Mr. Berman served as a Director of NexMed Inc., a public biotech company. In 2008, Mr. Berman became Chairman and CEO of Nextmed, Inc. In 2010, NextMed, Inc. merged with Apricus Biosciences. From 1998 to 2000, Mr. Berman served as Chairman and CEO of Internet Commerce Corporation (now Easylink Services (NASDAQ: ESIC)), and thereafter, as Chairman until 2001. Mr. Berman arranged the Internet Commerce Corporation's acquisition of Easylink Services International in 2007. The company was sold for more than $300 million in 2012, and he stayed on as lead director and a member of all three committees. He served as CEO of Prestolite Battery Company of Canada from 1984 to 1992, and in 1991 led the merger of Prestolite with General Battery and Exide to form Exide Technologies (OTC: XIDEQ). In 1992, he managed the Exide's IPO. Mr. Berman is a past director of the Stern School of Business of NYU, where he received his B.S. and M.B.A. He also holds two law degrees, a J.D. from Boston College and a Special Certificate from The Hague Academy of International Law. The Board has concluded that Mr. Berman should continue serving as a director based upon his financial and business expertise, including his background in biotechnology, international management and banking, and his extensive experience as a director in the public company context.
Steven S. Myers
Steven S. Myers joined the Board in November 2006. He currently serves as Interim Chairman, Lead Independent Director and Chairperson of the Governance & Nominating Committee. He also serves on the Audit and Compensation Committees. He graduated from Stanford University with a B.S. in Mathematics. He is a four-time serial entrepreneur, an Ernst & Young “Entrepreneur of the Year” for Software and Information Services, and a recipient of the California Governor’s Special Recognition Award.
Mr. Myers is a director of several other companies. He has conducted business in a dozen countries in Europe and Asia. His private equity investment company, Dolphin Capital Holdings, Inc. invests in companies with innovative business strategies. Portfolio investments include regenerative medicine, biotechnology, medical devices, applied materials development, alternative energy, distressed debt, and for income real estate.
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
Mr. Myers founded SM&A, an Aerospace & Defense Industry management consulting firm that over 25 years grew to approximately $100 million in annual revenue and over 800 employees; spearheading industry-changing innovations in competing for and managing U.S. Government contracts. During his tenure the company managed more than $360 billion in major program competitions. After conducting a successful NASDAQ listed IPO in 1998 he served as Chairman and CEO for another ten years. The company was sold to private equity in 2008. An accomplished public speaker, and author, Mr. Myers is a nationally recognized thought leader on business competitiveness and is a frequent guest lecturer at the USC Marshall School of Business on entrepreneurship. He is a two time Air Force Veteran and a highly accomplished aviator. The Board has concluded that Mr. Myers should continue serving as a director based upon his technical background and diverse entrepreneurial and business expertise, including his having established and managed innovative enterprises (in the areas of proposal development for competitive procurements, aircraft leasing and private equity investment), together with his technical experience in the aerospace and defense sector.
Eric H.C. Wei
Eric H.C. Wei was appointed to the Board in October 2009. Mr. Wei is one of the founders and the Managing Partner of RimAsia Capital Partners, L.P. a private equity firm focused on the pan-Asian mid-market sector and a greater-than-5% stockholder of Caladrius ("RimAsia LP"). Prior to establishing RimAsia LP in January of 2005, Mr. Wei was a managing director of Gilbert Global Equity Partners, a US $1.2 billion global private equity fund; a founding partner of Crimson Asia Capital Partners, US $435 million Asian private equity program; a founder and investment committee member of the US $800 million Asian Infrastructure Fund, and an investor and director of The Asian MBO Fund. Mr. Wei has also previously been an investment banker with more than ten years of experience at Peregrine Capital, Prudential Securities, Lazard Freres and Citibank. Mr. Wei received a B.S. degree in Math and Economics from Amherst College and an, M.B.A. degree from the Wharton Graduate School of Management at the University of Pennsylvania. The Board has concluded that Mr. Wei should continue serving as a director based upon his diverse financial and business expertise, including his background in investment banking, his extensive experience in managing private equity funds, and his familiarity with the pan-Asian mid-market sector.
Andrew L. Pecora, MD, FACP
Andrew L. Pecora, MD, FACP was appointed to the Board on December 8, 2011. Dr. Pecora is co-founder and past Chairman and Chief Executive Officer of PCT, which is a subsidiary of the Company. Dr. Pecora served as Caladrius' Chief Medical Officer from August 17, 2011 and served as Caladrius' Chief Visionary Officer from August 5, 2013 through January 2015. He also served as PCT’s Chief Medical Officer from January 19, 2011 following the Company’s acquisition of PCT (the "PCT Merger") though August 2015. Prior to the PCT Merger, Dr. Pecora had served from 1999 to 2011 as Chairman, Chief Executive Officer and Chief Medical Officer of PCT, and as a member of PCT’s Board of Managers. Dr. Pecora also served as Chief Scientific Officer of Amorcyte, Inc. (“Amorcyte”), a subsidiary of the Company acquired in October 2011, and held such position prior to the PCT Merger. Dr. Pecora served as the Chairman and Director of the John Theurer Cancer Center at Hackensack University Medical Center (HUMC) from 2001 to 2011, and commencing in 2011, Dr. Pecora has served as the John Theurer Cancer Center as Chief Innovations Officer, Professor and Vice President of Cancer Services. Since 1996 Dr. Pecora has been Co-Managing Partner of the Northern New Jersey Cancer Center, which is a private physicians practice group affiliated with HUMC. He has also been a Professor of Medicine at the University of Medicine and Dentistry of New Jersey since 2004. Dr. Pecora serves on the Board of Cancer Genetics, Inc. and is chairman of the Board of Tetralogics, Inc., a company developing small molecules to treat cancer. Dr. Pecora brings a variety of business development and practical business skills to Caladrius. He has worked with numerous companies in developing their products and manages a large clinical practice and the cancer department at a major health care institution. Dr. Pecora also has significant experience in the design of clinical trials (Phase 1 to 3), institutional review board practices, conduct of clinical trials, clinical research, and payor relationships both domestically and on a global basis. Dr. Pecora received an M.D. from the University of Medicine and Dentistry of New Jersey, graduating with honors. He went on to complete his medical education in internal medicine at New York Hospital and in hematology and oncology at Memorial Sloan-Kettering Cancer Center, both in New York City. He is board certified in internal medicine, hematology, and oncology. The Board has concluded that Dr. Pecora should continue serving as a director based on his diverse experience in healthcare, including his expertise in clinical trial design and product development, and his management experience.
Steven M. Klosk
Mr. Klosk joined the Board in 2014. He is a senior executive with extensive management experience in the life sciences industry. He is currently President, CEO and a Director at Cambrex Corporation (NYSE:CBM), one of the leading providers of active pharmaceutical ingredients, advanced intermediates and finished dosage form products to the branded and generic pharmaceutical markets. Mr. Klosk has been in his current role since May 2008 and is responsible for all aspects of Cambrex’s global business with manufacturing and R&D facilities in the United States, Sweden, Italy, Estonia, Germany and India. Since 2010, Cambrex sales have increased from $226 million to $434 million and its market capitalization has tripled.
Mr. Klosk has also held other executive positions at Cambrex Corporation, including Executive Vice President & COO; as well as President, Pharma Business Unit (2007-2008) where he had full P&L and balance sheet responsibility for four operating units in North America and Europe. Prior to this he was Executive Vice President & COO Cambrex Pharma & Biopharmaceuticals Business Unit (2003-2007) where he was responsible for managing a highly profitable global business with six operating units in North America and Europe. Earlier in his career Mr. Klosk served as Vice President, Administration for the The Genlyte Group, Inc., a publicly traded producer of lighting fixtures. Mr. Klosk earned a B.S. from Cornell University and a J.D. from New York

Law School. The Board has concluded that Mr. Klosk should continue serving as a director based on his diversified management experience, particularly in the biopharmaceutical field.
Peter G. Traber, MD
Dr. Traber joined the Board in January 2015. He has extensive experience in medicine, science and the pharmaceutical industry. Since 2011, he has been President and Chief Executive Officer of Galectin Therapeutics, Inc. (NASDAQ: GALT), where he has served since 2010 as Chief Medical Officer and since 2009 as a member of its Board. Galectin is a publicly traded biotechnology company that is developing carbohydrate-based therapies for the treatment of fibrotic liver disease and cancer. Since 2008, he has been President Emeritus of Baylor College of Medicine, where he was Chief Executive Officer from 2003 to 2008. Dr. Traber also has extensive big pharma leadership experience, serving from 2000 to 2003 as Senior Vice President of clinical development and medical affairs and Chief Medical Officer of GlaxoSmithKline. He has also served as CEO of the University of Pennsylvania Health System, and as Chair of the Department of Internal Medicine, and Chief of Gastroenterology for the University of Pennsylvania School of Medicine.
Dr. Traber has managed a molecular biology research laboratory and published more than 100 research articles, reviews, and book chapters. He received his MD from Wayne State School of Medicine, a BS in chemical engineering from the University of Michigan, and a certificate in medical leadership from Wharton Business School. The Board has concluded that Dr. Traber should continue serving as a director based on his diverse experience in healthcare, including his expertise in clinical trial design and product development, and his management experience.
David J. Mazzo, PhD
David J. Mazzo was appointed as Caladrius' Chief Executive Officer and as a member of our Board on January 5, 2015. Dr. Mazzo brings to the Company over 30 years of experience in the pharmaceutical industry. Prior to joining Caladrius, Dr. Mazzo served from August 2008 to October 2014 as Chief Executive Officer and as a member of the board of directors of Regado Biosciences, Inc., a NASDAQ-listed biopharmaceutical company focused on the development of novel antithrombotic drug systems for acute and sub-acute cardiovascular indications. Prior to his leading Regado, from March 2007 to April 2008, Dr. Mazzo was President, Chief Executive Officer and a director of Æterna Zentaris, Inc., a publicly held international biopharmaceutical company. From 2003 until 2007, Dr. Mazzo served as President, Chief Executive Officer and a director of Chugai Pharma USA, LLC, a biopharmaceutical company which was the U.S. subsidiary of Chugai Pharmaceutical Co., Ltd. of Japan. Dr. Mazzo has also held senior management and executive positions in research and development and was a director of the Essex Chimie European subsidiary at Schering-Plough Corporation, a publicly held pharmaceutical company that was subsequently acquired by Merck & Co., Inc.; Hoechst Marion Roussel, Inc., the US subsidiary of Hoechst AG, which was subsequently acquired by Sanofi, a multinational pharmaceuticals company; and Rhone-Poulenc Rorer, Inc., a subsidiary of Rhone-Poulene SA, a French pharmaceuticals company, which was subsequently acquired by Hoechst AG. He also previously served on the Board of Avanir Pharmaceuticals, Inc., a biotechnology company which was sold to Otsuka Holdings in 2015. He currently serves on the board of directors of pSivida Corp., a publicly held biopharmaceutical company, in the role of non-executive chairman. Dr. Mazzo earned a B.A. in the Honors Program (Interdisciplinary Humanities) and a B.S. in Chemistry from Villanova University. In addition, Dr. Mazzo received his M.S. in chemistry and his Ph.D. degree in analytical chemistry from the University of Massachusetts, Amherst. He was also a research fellow at the Ecole Polytechnique Federale de Lausanne, Switzerland. Based on Dr. Mazzo’s experience within the pharmaceutical industry and his executive experience, specifically his experience as Chief Executive Officer at other companies in the biotechnology industry, as well as his service on other boards of directors in the biotechnology industries, the Board believes Dr. Mazzo has the appropriate set of skills to serve as a member of the Board.
Robert A. Preti, PhD

Robert “Bob” Preti was appointed to the Board on December 22, 2015. Dr. Preti is the co-founder of PCT™, LLC a Caladrius Company ("PCT"), and the visionary behind its successful growth and development strategy over much of the last two decades. He also serves as Chief Technology Officer of Caladrius where he is involved in assessing and directing the development of Caladrius' cell therapy pipeline, as well as participating in setting the Company’s strategic direction.

Dr. Preti built PCT to meet a recognized need for high quality manufacturing and development services in an emerging industry. As the cell therapy field has grown, so too has PCT- the company has now served over 100 Clients and performed more than 20,000 cell therapy procedures. His leadership has been instrumental in creating PCT’s Client-focused model that helps bridge the gap between discovery and patient care through efficient transfer of cell-based therapies from laboratory into clinical practice. His vision for PCT includes expansion of its manufacturing capacity in the U.S. and Europe, as well as the development of new technological and engineering innovations that will help streamline and automate many cell processing techniques, leading to faster scale up, appropriate cost of goods, and robust quality for the industry.

Before assuming his role at PCT, Dr. Preti held a number of positions within the cellular therapy and blood banking fields. From 1996 to 1999, he was the director of hematopoietic stem cell processing and applied research at Hackensack University Medical Center in Hackensack, N.J. He served in several capacities with the New York Blood Center from 1990 to 1997, including tissue bank director, director of hematopoietic stem cell processing, scientific director and associate investigator. He also worked as a research scientist for Marrow-Tech Incorporated, which went on to become Advanced Tissue Sciences (ATIS), where work in his laboratory lead to the Dermagraft product currently marketed by Organogenesis.

Dr. Preti began his career in academics, teaching first as an elementary and secondary level educator, then as an adjunct assistant professor and lecturer at Hunter College, an assistant professor at Queensborough Community College, and then adjunct assistant professor at York College. He also has served as clinical assistant professor of medicine for New York Medical College in Valhalla, N.Y.

Also active in the public health arena, Dr. Preti has served on the Stem Cell Banking Committee and Cord Blood Subcommittee of the New York State Department of Health and on the New Jersey State Department of Health’s Blood Bank Advisory Committee, chairing the Hematopoietic Progenitor Cell Processing Subcommittee. In addition, he has served in a leadership capacity for many professional organizations, including treasurer and founding member of the International Society of Hematotherapy and Graft Engineering, now called ISCT (International Society for Cellular Therapy). He has published and presented extensively on a variety of topics relating to cellular therapies. He recently completed a five year term as a director for AABB, and is currently Vice Chairman for the Alliance for Regenerative Medicine (ARM), where, among other activities, he co-chaired the Standards and Technology Committee.

Dr. Preti holds a Bachelor of Science degree in biology from Fordham University, and a Master of Science degree and Doctorate, both in biology, from New York University. The Board has concluded that, based on his leadership roles at both Caladrius and PCT and his scientific background in cell therapy development and manufacture, Dr. Preti should continue serving as a director.

Executive Officers and Other Key Officers

David J. Mazzo, PhD

See the discussion under “Biographical Information - Directors,” above.

Robert A. Preti, PhD

See the discussion under “Biographical Information - Directors,” above.

Joseph Talamo

Joseph Talamo was promoted to Senior Vice President and Chief Financial Officer in October 2015 from his previous role when he joined Caladrius in 2011 as the Corporate Controller and Chief Accounting Officer. From 1996 to 2010, Mr. Talamo held various senior positions at OSI Pharmaceuticals, Inc. (“OSI”), a publicly-traded biopharmaceutical company focused on discovering, developing and commercializing products for the treatment of cancer, diabetes and obesity, and most recently served as its Vice President and Corporate Controller from 2006 to 2010 and its Corporate Controller from 2002 to 2006. While at OSI, Mr. Talamo helped build the accounting and finance infrastructure to support the clinical development and commercial launch of Tarceva®, OSI's targeted therapy approved for the treatment of patients with non-small cell lung cancer and pancreatic cancer. Prior to OSI, Mr. Talamo worked at Bristol-Myers Squibb from 1995 to 1996 in the Financial Reporting and Consolidations Group, and at KPMG from 1993 to 1995 in the Health Care and Life Sciences Audit Group. Mr. Talamo has served as Treasurer of the Stem For Life Foundation, a public charity dedicated to raising awareness about adult stem cells and their therapeutic promise, since 2012. Mr. Talamo also served as Treasurer of the OSI Pharmaceuticals Foundation from 2008 to 2010. Mr. Talamo received a B.B.A. in Accounting from Hofstra University in 1991, and an M.B.A. in Finance from Hofstra University in 1999. Mr. Talamo is a certified public accountant in the State of New York.

Douglas Losordo, M.D.

Dr. Losordo was appointed Chief Medical Officer of the Company effective August 5, 2013. He served from 2006 to 2013 as a member of the Scientific Advisory Board of Caladrius. Prior to his appointment as the Company’s Chief Medical Officer, Dr. Losordo served as Vice President, New Therapies Development, Regenerative Medicine and Baxter Ventures at Baxter International from October 2011 through February 2013.  He is an adjunct professor of medicine at Northwestern University in

Chicago, Illinois. From 2006 through 2011, Dr. Losordo was the director of the Feinberg Cardiovascular Research Institute and the Eileen M. Foell Professor of Heart Research at Northwestern University’s School of Medicine and director of the Program in Cardiovascular Regenerative Medicine at Northwestern Memorial Hospital. From 2004 through 2006, he was a Professor of Medicine at Tufts University School of Medicine and Chief of Cardiovascular Research at St. Elizabeth’s Medical Center in Boston.  He is board-certified in internal medicine, cardiovascular disease, and interventional cardiology. Dr. Losordo’s major research interests encompass angiogenesis/vasculogenesis, progenitor/adult stem cells, tissue repair/regeneration, and vascular biology. He received his M.D. from the University of Vermont.

Dr. Losordo has engaged in career-long efforts to develop novel therapeutics and as a scientist he obtained over $35 million in National Institutes of Health funding, for discovering and developing new therapeutic concepts in the laboratory, providing the basis for clinical studies. He has led first in human studies in multiple gene and adult stem cell therapies in patients with cardiovascular diseases, including therapies now in Phase 3 testing. He is a highly sought after speaker, having given over 200 international lectures. He has served as an associate editor of Circulation Research, the basic science journal of the American Heart Association and serves on the editorial boards of a number of scientific journals. Since 2012, he has served on the Scientific Advisory Board for The Stem For Life Foundation, a public charity devoted to accelerating development of cell therapies.
CORPORATE GOVERNANCE

Director Independence
The current Board members consist of Dr. Mazzo, Mr. Klosk, Dr. Traber, Dr. Pecora, Mr. Berman, Mr. Myers, Dr. Preti and Mr. Wei. Our Board has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our Board has determined that Messrs. Klosk, Myers, Berman, Wei and Dr. Traber are "independent directors" applying the definition of independence under the listing standards of The NASDAQ Stock Market ("NASDAQ").

Board Leadership Structure and Role in Risk Oversight
Mr. Myers, serves as the Interim Chairperson of the Board and Lead Independent Director. When present, our Chairperson presides over all Board meetings. Steven Myers coordinates with our Chief Executive Officer and Corporate Secretary to set the agenda for Board meetings, chairs executive sessions of the independent directors, and performs any other duties assigned from time to time by the Board. We believe that the separation of the Chairman and Chief Executive Officer roles at the Company enhances good corporate governance principles through reduction of conflicts of interest and greater board independence.
Our Board oversees our risk management. This oversight is administered primarily through the following:

•
The Board’s review and approval of our business plans and budget (prepared and presented to the Board by the Chief Executive Officer and other management), including the projected opportunities and challenges facing our business;

•	At least quarterly review of our business developments, business plan implementation and financial results;

•
Our Audit Committee’s oversight of our internal control over financial reporting and its discussions with management and the independent accountants regarding the quality and adequacy of our internal controls and financial reporting; and

•	Our Compensation Committee’s review and recommendations to the Board regarding our executive officer compensation and its relationship to our business plans.

Committees
Our Board has established (i) an Audit Committee, (ii) a Compensation Committee and (iii) a Nominating and Governance Committee. Each of these Committees has only independent directors as members. In addition, the Board has established a Science and Technology Committee for which it has not imposed any membership rules regarding director independence.

Audit Committee

The Audit Committee consists of three directors: Messrs. Wei (chairperson), Myers and Klosk. Each member of the committee is independent applying the definition of independence under the listing standards of NASDAQ and SEC regulations. The Audit Committee meets at least four times during the year. Messrs. Wei, Klosk and Myers each qualify as an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K.
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
The Audit Committee's charter requires the committee to oversee our accounting and financial reporting process, our system of internal controls regarding finance, accounting, legal compliance and ethics, and the audits of our financial statements. A current copy of such charter is available to stockholders on our website, www.caladrius.com. The primary duties of the Audit Committee consist of, among other things:

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

Statement of Audit Committee
The Audit Committee of the Board offers this statement regarding Caladrius' audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2015 and regarding certain matters with respect to Grant Thornton LLP, Caladrius' independent registered public accounting firm for the fiscal year ended December 31, 2015. This statement shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing with the SEC by Caladrius, except to the extent that Caladrius specifically incorporates this information by reference, and shall not otherwise be deemed to be filed with the SEC.
The Audit Committee has reviewed and discussed the audited consolidated financial statements for the fiscal year ended December 31, 2015 with management. The Audit Committee has discussed with Caladrius' independent registered public accounting firm the matters required to be discussed under the provisions of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 16 (Communication with Audit Committees). The Audit Committee has received the written disclosures and the letter from Caladrius' independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence, and has discussed with the independent registered public accounting firm their independence with respect to Caladrius. Based on the review and discussions referred to above, the Audit Committee recommended to Caladrius' Board that the audited consolidated financial statements be included in Caladrius' Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for filing with the SEC.
Compensation Committee

Our Compensation Committee consists of three directors: Messrs. Klosk (chairperson), Myers and Wei. Each such member of the Compensation Committee is independent applying the definition of independence under the listing standards of NASDAQ. The Compensation Committee meets at least two times during each year.

Each member of our Compensation Committee must (i) be one of our independent directors satisfying the independence requirements of NASDAQ and other applicable regulatory requirements; (ii) qualify as an “outside director” under Section 162(m) of the Internal Revenue Code, as amended (the "Code") and (iii) meet the requirements of a “non-employee director” for purposes of Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Except as permitted by NASDAQ, members of the Compensation Committee must not accept any consulting, advisory or the other compensatory fee from us or any our subsidiaries. In determining whether a director is eligible to serve on the Compensation Committee, the Board must consider whether the director is affiliated with us, one of our subsidiaries or an affiliate of one of our subsidiaries to determine whether such affiliation would impair the director’s judgment as a member of the Compensation Committee.
The Compensation Committee oversees the determination of all matters relating to employee compensation and benefits and specifically determines and approves salaries, bonuses and equity-based compensation for our executive officers.
We have adopted a Compensation Committee charter which outlines the Compensation Committee’s primary duties which are to:

•
evaluate the performance of the Chief Executive Officer in light of our goals and objectives and determine the Chief Executive Officer’s compensation based on this evaluation and such other factors as the Compensation Committee shall deem appropriate;

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
The Compensation Committee has the authority to retain the services of independent consultants and other experts to assist in fulfilling its responsibilities. In 2014 through January 2015 the Compensation Committee engaged the services of Markson HRC ("Markson") and in March 2015 the Compensation Committee engaged the services of Radford/AON ("Radford"), national executive compensation consulting firms, with expertise in the life science industry to review and provide recommendations concerning all of the components of the Company's executive and director compensation program. Markson and Radford perform services solely on behalf of the Compensation Committee and have no relationship with the Company or management except as may relate to performing such services. As described in the CD&A under "Elements of Executive Officer Compensation," Markson assisted the Compensation Committee in defining the appropriate market of the Company's peer companies for executive compensation and practices and in benchmarking our executive compensation program against the peer group for 2015 compensation actions. Markson also assisted the Compensation Committee in benchmarking our director compensation program and practices against those of our peers. Radford performed those services for the Committee in 2015 for 2016 compensation actions. The Compensation Committee has assessed the independence of Markson and Radford pursuant to SEC rules and the corporate governance rules of NASDAQ and concluded that no conflict of interest exists that would prevent Markson or Radford from independently representing the Compensation Committee.

A current copy of the Compensation Committee charter is available to stockholders on our website, www.caladrius.com. The Compensation Committee may form and delegate its authority to subcommittees as appropriate. Additionally, the Chief Executive Officer may make recommendations to the Compensation Committee relating to executive and director compensation, but consistent with NASDAQ rules, he may not be present during deliberations or voting regarding his own compensation.
Nominating and Governance Committee

Our Nominating and Governance Committee consists of three directors: Messrs. Myers (chairperson), Klosk and Dr. Traber. The Nominating and Governance Committee is empowered by the Board to recommend to the Board qualified individuals to serve on the Board and to identify the manner in which the Nominating and Governance Committee evaluates nominees recommended for the Board. All members of the Nominating and Governance Committee have been determined to be “independent directors” pursuant to the definition contained in the rules of NASDAQ and SEC regulations. Our Board has adopted a Nominating and Governance Committee charter to govern the Nominating and Governance Committee, a current copy of which is available to stockholders on our website, www.caladrius.com.

Additional Board Committee:

The Board also maintains the following additional committee:

Science and Technology Committee: The Science and Technology Committee consists of four directors: Drs. Traber (chairperson), Mazzo, Preti and Pecora. This committee is authorized to review the science, clinical and regulatory strategy underlying the Company's research and development organization. It also reviews the interactions of the research and development organization with health care providers and regulatory bodies.

Qualifications for Board Membership
The Nominating and Governance Committee Charter and our Nominating and Governance Committee Policy Regarding Qualification of Directors attached thereto (the “Board Membership Guidelines”) describe the minimum qualifications for nominees and the qualities or skills that are necessary for directors to possess. Each nominee, among other factors listed in the Board Membership Guidelines:

•	should possess the highest personal and professional standards of integrity and ethical values;

•	must be committed to promoting and enhancing the long term value of Caladrius for our stockholders;

•
should not have any interests that would materially impair his or her ability to (i) exercise independent judgment or (ii) otherwise discharge the fiduciary duties owed as a director to our Caladrius and our stockholders;

•	must be able to represent fairly and equally all of our stockholders without favoring or advancing any particular stockholder or other constituency of the Company;

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

Diversity Considerations in Director Nominations
We do not have a formal diversity policy. We believe the Board represents a collection of individuals with a variety of complementary skills which, as a group, constitute the appropriate skills and experience to oversee our Company's business. Our directors come from diverse backgrounds, including medicine, private equity, and management of pharmaceutical and healthcare-related companies, including cell therapy.
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
Nominating and Governance Committee Procedures
The Board generally believes we are well-served by our current directors. In the ordinary course, absent special circumstances or a material change in the criteria for Board membership, the Board will re-nominate incumbent directors who continue to be qualified for Board service and are willing to continue as directors. If an incumbent director is not standing for re-election or is not re-nominated if a vacancy on the Board occurs between annual stockholder meetings or if the Board believes it is in our best interests to expand its size, the Board may seek out potential candidates for Board appointment who meet the criteria for selection as a nominee and have the specific qualities or skills being sought. Nominees for director must be discussed by the full Board and approved for nomination by the affirmative vote of a majority of the Board, including the affirmative vote of a majority of the independent directors. Two of our directors, Mr. Berman and Mr. Wei, were originally nominated in 2006 and 2009 respectively, pursuant to certain contractual rights. In addition, the appointment of Dr. Pecora to the Board initially was required pursuant to the terms of the merger agreement for the acquisition of PCT.
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
Procedures for Considering Nominations Made by Stockholders
The Nominating and Governance Committee's charter and the Procedures for Stockholders Submitting Nominating Recommendations (the “Stockholder Nominating Guidelines”) describe procedures for nominations to be submitted by stockholders, other than candidates who have previously served on the Board or who are recommended by the Board. The Stockholder Nominating Guidelines state that a nomination must be delivered to our Secretary at our principal executive offices not later than the 120th day prior to the date of the proxy statement for the preceding year's annual meeting; provided, however, that if the date of the annual meeting is more than 30 days after the anniversary date of the annual meeting, notice to be timely must be so delivered a reasonable time in advance of the mailing of our proxy statement for the annual meeting for the current year. The Stockholder Nominating Guidelines require a nomination notice to set forth as to each person whom the proponent proposes to nominate for election as a director, among other things: (a) all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors pursuant to Regulation 14A under the Exchange Act, as amended (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected) and (b) information that will enable the Nominating and Governance Committee to determine whether the candidate or candidates satisfy the criteria established pursuant to the charter and the Stockholder Nominating Guidelines for director candidates.
There will be no differences in the manner in which the Board evaluates nominees recommended by stockholders and nominees recommended by the Board or management, except that no specific process shall be mandated with respect to the nomination of any individuals who have previously served on the Board.

Stockholder Communications
The Board has established a procedure that enables stockholders to communicate in writing with members of the Board. Any such communication should be addressed to our Secretary and should be sent to such individual c/o Caladrius Biosciences, Inc., 420 Lexington Avenue, Suite 350, New York, New York 10170. Any such communication must state, in a conspicuous manner, that it is intended for distribution to the entire Board. Under the procedures established by the Board, upon our Secretary's receipt of such a communication, a copy of such communication will be sent to each member of the Board, identifying it as a communication received from a stockholder. Absent unusual circumstances, at the next regularly scheduled meeting of the Board held more than two days after such communication has been distributed, the Board will consider the substance of any such communication.
Board and Committee Meeting Attendance
During the year ended December 31, 2015, our Board held 16 meetings, our Audit Committee held five meetings; our Compensation Committee held five meetings and our Nominating and Governance Committee held two meetings. Our Board, our Audit Committee, our Compensation Committee and our Nominating and Governance Committee each took additional actions by written consent. Each director attended (or participated by telephone in) at least 75% of the total number of meetings of the Board and committees on which he or she served.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires the Company's directors, certain officers of the Company, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. These persons are required by the SEC to furnish the Company with copies of all Section 16(a) reports that they file.
Based solely on a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company during 2015, (ii) any Forms 5 and amendments thereto furnished to the Company with respect to 2015, and (iii) any written representations that no Form 5 was required, the Company believes that all such parties subject to the reporting requirements of Section 16(a) filed on a timely basis all such reports required during and with respect to the fiscal year ended December 31, 2015, except that six reports, covering an aggregate of ten transactions were filed late by Andrew Pecora, Richard Berman, David Mazzo, Robert Vaters, Robin Smith, RimAsia Capital Partners, L.P., RimAsia Capital Partners Manager, Ltd., RimAsia Capital Partners GP, L.P., RimAsia Capital Partners GP, Ltd. and Eric Wei.

CODE OF ETHICS
We have adopted a code of ethics that applies to our directors, officers and employees, except to our Chief Executive Officer, Chief Financial Officer, and any principal accounting officer, controller, or persons performing similar functions (“Senior Financial Officers”), who are subject to a separate code of ethics. Both codes of ethics are available on our website, www.caladrius.com. Our Code of Ethics for Senior Financial Officers was filed as Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The Compensation Committee of our Board, which is comprised solely of independent directors as defined by NASDAQ listing standards, outside directors as defined by Section 162(m) of the Code and non-employee directors as defined by Rule 16b-3 under the Exchange Act, has been delegated the authority and responsibility to determine and approve all compensation of our executive officers. Our named executive officers for fiscal year 2015 are those eight individuals listed in the “2015 Summary Compensation Table” below, which includes four executive officers that are no longer employed by us.

A discussion of the policies and decisions that shape our executive compensation program, including the specific objectives and elements, is set forth below.

Executive Compensation Objectives and Philosophy

The objective of our executive compensation program is to attract, retain and motivate talented executives who are critical for the continued growth and success of Caladrius, to align the interests of these executives with those of our stockholders, and to reward performance in a manner that maximizes our corporate performance without encouraging unnecessary or excessive risks. To this end, our compensation programs for executive officers are designed to achieve the following objectives:

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

The Compensation Committee reviews the allocation of compensation components annually to help ensure alignment with strategic and operating goals, competitive market practices and legislative and regulatory changes. The Compensation Committee does not apply a specific formula to determine the allocation between cash and non-cash forms of compensation, though the Compensation Committee does consider comparative market data provided by its compensation consultant regarding allocations used by comparable companies. Certain compensation components, such as base salaries, benefits and perquisites, are intended primarily to attract and retain qualified executives. Other compensation elements, such as annual and long-term incentive opportunities, are designed to motivate and reward performance. Annual incentives are designed to motivate named executive officers with respect to our Company’s objectives and the named executive officers’ individual performance and development. Long-term incentives are intended to reward Caladrius’s long-term performance and financial achievement and to align named executive officers’ interests with those of stockholders.

Elements of Executive Officer Compensation

Our executive officer compensation program is comprised of: (i) base annual salary; (ii) annual incentive compensation, including discretionary bonuses based on individual and overall company performance and (iii) long-term equity incentive compensation (including periodic and contractual stock option or restricted stock grants), with the objective of aligning our executive officers’ long-term interests with those of our stockholders.

In establishing overall executive compensation levels and making specific compensation decisions for the executives in 2015, the Compensation Committee considered a number of criteria, including the executive’s position, any applicable employment agreement, prior compensation levels, scope of responsibilities, prior and current period performance, individual and overall Company performance, external market data and retention concerns. In addition, in determining bonus awards for 2015, the Compensation Committee also considered the results of the advisory vote by stockholders on the “say-on-pay” proposal presented to stockholders at Caladrius’s 2015 annual meeting of stockholders. There was support at the 2015 annual meeting for the compensation program offered to Caladrius’s named executive officers with approximately 77% of votes cast in favor. Accordingly, the Compensation Committee made no direct changes to our executive compensation program as a result of the say-on-pay vote. At the 2015 annual meeting, our stockholders also voted in favor of an annual say-on-pay vote and Caladrius has elected to follow such advisory vote.

In addition to interim actions to review and approve compensation arrangements from time to time (for example, in connection with the hiring of a new executive), the Compensation Committee performs a review of compensation for our executive officers annually. As part of this review, the Compensation Committee takes into consideration their understanding of external market data, including compensation practices of comparable companies (based on size and stage of development). Since 2011, the Compensation Committee has engaged an independent compensation consultant to perform an analysis of the current compensation program. For 2015, the Compensation Committee engaged Markson HRC, LLC ("Markson") to provide comparative data on compensation practices in our industry for executive officers, Board members and Board committee members, and to perform an independent review of the compensation of our Chief Executive Officer and senior executive officers (including the named executive officers in the “2015 Summary Compensation Table” below). Markson reports directly to the Compensation Committee. Other than the work it performs for the Compensation Committee, Markson does not provide any consulting services to Caladrius or its executive officers.

Markson’s reports presented in December 2014 (which the Compensation Committee considered in setting 2015 salaries and bonuses) provided competitive comparative market data for base salaries, bonuses and equity grants, their observations and their broad recommendations. In preparing their reports, Markson considered, among other data, compensation data from 2014 for publicly traded companies of similar size in comparable industries (the “Peer Group” below). Although the Compensation Committee considers Markson's advice and recommendations about our executive and director compensation program together with input from management, the Compensation Committee ultimately makes its own decisions about these matters.

Caladrius' Peer Group for 2014
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

Base Salary

The base salaries of our named executive officers are set out in their employment agreements with the Company which, in some cases, provide that the officer may be granted a raise at the Compensation Committee’s discretion. The employment agreements of Dr. Pecora, Dr. Preti, Dr. Losordo, Dr. Mazzo, Mr. Talamo, Mr. Vaters and Mr. Dickey were approved by the Compensation Committee following arms’ length negotiation of the terms between members of management and the respective executive party to the agreement. In the case of the initial employment agreement of each of Dr. Pecora and Dr. Preti, these negotiations occurred in connection with the PCT Merger completed in 2011. With respect to the employment agreements of Dr. Losordo, Dr. Mazzo, Mr. Talamo, Mr. Vaters and Mr. Dickey, employment terms were negotiated between management and each executive prior to the commencement of their employment. Our Compensation Committee performs a review of base salaries for our executive officers annually. We believe that a competitive base salary is a necessary element of any compensation program that is designed to attract and retain talented and experienced executives. We also believe that attractive base salaries can motivate and reward executives for their overall performance. Base salaries are established in part based on the individual experience, skills and expected contributions of our executives and our executives’ performance during the prior year.

In connection with her appointment as Executive Chairman of the Board and resignation as Chief Executive Officer, Dr. Smith and the Company entered into an Amendment dated January 2, 2015, and effective as of January 1, 2015, as amended January 16, 2015 (as amended, the “Amendment”), to Dr. Smith’s existing employment agreement with Caladrius. The Amendment entitled Dr. Smith to continue to receive her base salary of $545,000, and was terminated on her resignation effective June 5, 2015.

On January 22, 2015, Caladrius entered into a letter agreement with Dr. Pecora confirming that he is no longer employed by Caladrius nor holds the title Chief Visionary Officer of Caladrius, but continued as an employee of PCT as Chief Medical Officer receiving a base salary $240,000, being paid in shares of our common stock issued under a combination of the Amended & Restated 2009 Plan and the Employee Stock Purchase Plan. On August 17, 2015, Dr. Pecora resigned from his position as Chief Medical Officer and ceased receiving compensation from Caladrius effective September 1, 2015.

On January 1, 2015, Dr. Preti received a raise from $364,000 to $410,000. Under Dr. Preti’s current employment agreement, as amended March 11, 2016, his contractual annual base salary is $475,000 from PCT and $1,000 from Caladrius. Dr. Losordo received a base salary raise in 2015 from $385,000 to $405,000. In January 2015, Dr. Mazzo was appointed Chief Executive Officer, at an initial contractual base salary of $545,000 and did not receive a raise from his initial base salary in 2015.

Mr. Dickey's employment as Chief Financial Officer was terminated effective January 4, 2015, and he therefore did not receive a raise in 2015 from his initial base salary of $310,000. In January 2015, Mr. Vaters was appointed President and Chief Financial Officer, at an initial contractual base salary of $425,000. Mr. Vaters' employment with the Company was and was terminated and he resigned from the Board of Directors effective October 5, 2015. Mr. Talamo was promoted to Chief Financial Officer effective October 6, 2015, with an initial base salary of $300,000.

Discretionary Bonuses

Our business model includes the development of novel proprietary cell therapy products as well as operating a contract development and manufacturing organization. Our cell therapy products are in the clinical development stage and are based on novel technologies. Given the nature of our business, the determination of annual cash incentive awards and/or discretionary bonuses for our executives is often tied to developments in our business, including promoting our development programs or other supportive aspects of our business. The employment agreements of most of our named executive officers provide that the executive is eligible for an annual discretionary bonus, which in some cases is based on a target or maximum amount established by contract. In setting the amounts of bonus awards, the Compensation Committee generally undertakes a discretionary assessment of individual and overall corporate performance. The Compensation Committee’s determination of cash incentive amounts are designed to include consideration of important operational and financial aspects of the Company’s business and the progress of our Company’s development. Where a “target” bonus is established (as in the employment agreement of our former Chief Executive Officer), if the professional effectiveness of the executive officer helped us achieve specific corporate objectives or otherwise contributed to our overall success, the bonus paid can exceed the target amount.

Pursuant to her January 2015 employment agreement and December 2016 consulting agreement, Dr. Smith was eligible to receive a $250,000 cash bonus for services as an employee in 2015. Dr. Smith and the Company agreed that such bonus, was to be paid in 200,000 shares of Caladrius common stock and a tax gross up with the cash equal to Dr. Smith's total estimated federal state and city income tax liability for all compensation under these agreements to be withheld.

Cash bonuses for Drs. Pecora, Preti and Mazzo and Messrs. Dickey Vaters and Talamo are determined by the Compensation Committee on a discretionary basis. For plan year 2015, under the Company's compensation system which was approved by the Compensation Committee in March 2015, the Chief Executive Officer recommends and the Compensation Committee approves salary and bonus actions for executive officers based upon the Compensation Committee's assessment of the Company's overall performance against the achievement of corporate performance goals and the individual accomplishments of the executive officers. The employment of Dr. Pecora and Mr. Dickey terminated January 2015 and therefore, neither Dr. Pecora nor Mr. Dickey received a cash bonus in 2015. The Compensation Committee determined that for 2015, despite achievement of 106% of corporate objectives, bonuses would be paid in an amount up to 53% of the executive's target and would be tied to completion of a significant financial and/or strategic transaction to bring additional funding to the Company. The cash bonuses were not accrued for or paid in 2015 because the targeted transaction was not completed in 2015, these cash bonuses have been paid in 2016 in connection with the recently announced transaction with Hitachi Chemical Co. America Ltd. and Hitachi Chemical Co. Ltd in the following amounts (53% of target): $65,190 to Dr. Preti, $53,663 to Dr. Losordo, $158,868 to Dr. Mazzo and $41,738 to Mr. Talamo. Mr. Vaters also received a cash bonus of $79,688, reflecting the pro-rated percentage of 75% of the possible 53% of target due to his termination of employment on October 5, 2015.

Stock Grants and Long-term Equity Incentive Compensation

Long-term incentive compensation allows the executive officers to share in any appreciation in the value of our common stock. The Compensation Committee believes that stock grants and stock option participation aligns executive officers’ interests with those of the stockholders. The amounts of the awards are designed to reward past performance and create incentives to meet long-term objectives. Stock option awards provide our executive officers with the right to purchase shares of our common stock at a fixed exercise price, subject to continued employment with our company. Stock options are earned on the basis of continued service to us and generally vest over a period of years and/or upon the achievement of specified business milestones. All grants need to be approved by our Compensation Committee. All stock options are awarded at fair market value and are based on our closing market price on the grant date.

In many cases, the employment agreement that we enter into with an executive officer provides for the grant of a stock award or option in connection with commencement of employment or commencement of the term, in part intended as an inducement to commencing or continuing employment with us. Certain equity awards are issued on a discretionary basis in connection with our Compensation Committee’s annual review of our executive compensation, in January 2015 option awards were issued to our named executive officers. Set forth below are option awards granted to each of our named executive officers in January 2015 which vested vest 25% on the date of grant, and 25% each upon three milestone vesting criteria.

Option Award
Robin Smith	150,000
Robert Preti	50,000
Douglas Losordo	40,000
Joseph Talamo	30,000
Andrew Pecora	75,000

        The Compensation Committee issued these awards at a level intended to be competitive within the biotechnology industry, with consideration given to the Peer Group for 2014. In issuing these awards, the Compensation Committee considered Markson’s reports and recommendations, which provided context for equity grants in terms of (i) the competitive value of grants made among the Peer Group, (ii) the retention value of unvested equity, (iii) the Company’s “burn rate,” or the ratio of option-equivalent shares granted in the calendar year to total shares issued and outstanding, and (iv) in terms of grants to our Chief Executive Officer, prior grants and holdings. The Compensation Committee also considered individual performance.

In June 2015, the Compensation Committee determined that it would be appropriate to make a special one-time grant of restricted stock and stock options based on the special efforts of our executives associated with the California Institute of Regenerative Medicine ("CIRM") grant and capital raise, and for employee retention. The restricted stock and stock options vest as follows: as to 25% of the shares on the grant date, and the remaining 75% shall vest quarterly over a period of thirty-six months from the grant date. The following grants were made to our named executive officers as a result of such transaction.

	Stock Award	Option Award
Robin Smith	40,000	—
David Mazzo	80,000	—
Robert Vaters	60,000	—
Robert Preti	—	33,750
Douglas Losordo	—	33,750
Joseph Talamo	22,500	—
Andrew Pecora	10,000	—

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

Other Compensation

We make available to executive officers certain benefits available to all employees on similar terms including health and welfare benefits, paid time-off, disability insurance, and participation in our Employee Stock Purchase Plan. We may also provide certain perquisites generally available to senior executives of the Company, which may include executive life insurance, a car allowance, club memberships and payment or reimbursement for cell phone, blackberry and internet service. For newly-hired executives, the Company may provide reimbursement for relocation expenses. Details of the values of these benefits and perquisites may be found in the footnotes and narratives to the “2015 Summary Compensation Table,” below.

We provide the benefits above to attract and retain our executive officers by offering compensation that is competitive with other companies similar in size and stage of development. These benefits represent a relatively small portion of their total compensation.

Executive Transition and Succession

In connection with her appointment as Executive Chairman and her changing role effective January 5, 2015, the Compensation Committee approved, and the Board ratified, an amendment to Dr. Smith’s employment agreement. Pursuant to that amendment, the term of Dr. Smith’s employment with the Company would expire on December 31, 2015, without renewal; provided that Dr. Smith could earlier terminate her employment on 30 days’ advance notice, with the goal being to provide transition support and continuity to the incoming Chief Executive Officer. The principal terms of the amendment, described in more detail elsewhere herein are that Dr. Smith would (i) continue to receive her base salary of $545,000 for the remainder of her term; (ii) receive a $200,000 cash bonus by June 1, 2015, and be eligible for an additional annual bonus for 2015 if the Company achieved certain goals for the year, which additional bonus would be prorated if the term ends before December 31, 2015; (iii) be granted an option to purchase 250,000 shares of our common stock and $50,000 worth of restricted stock net of taxes. Dr. Smith would also receive severance of one year’s base pay and bonus (her 2013 bonus) at the end of the term. The Committee noted that Dr. Smith will still be providing significant services to the Company as Chairman of the Board through the 2016 annual meeting, so that the payment is not purely severance and she is provided with no additional compensation for serving in the role of Chairman. The new equity grants were also viewed as desirable by the Committee to enhance stockholder alignment and retention during the transition period as most of Dr. Smith’s prior option grants are out of the money. Effective June 5, 2015, Dr. Smith resigned from her position as Executive Chair of the Board.

In connection with his appointment as Chief Executive Officer effective January 5, 2015, the Compensation Committee also approved a compensation package for Dr. Mazzo. The principal terms of his employment agreement, which has an initial four-year term, are that Dr. Mazzo will (i) receive base salary of $545,000, the same level as Dr. Smith had received; (ii) be eligible for an annual cash bonus with a target of 55% (and up to a maximum of 100%) of his base salary; (iii) be granted a one-time option to purchase 400,000 shares of our common stock that vest 100,000 shares immediately and the remaining 300,000 shares over time and (iv) be granted 151,946 shares that vest immediately and receive an additional grant of 138,132 shares that vest subject to achievement of two business milestones. The Committee reviewed competitive data provided by Markson in evaluating this compensation package and believes that while certain aspects may be on the high side, it overall is competitive.

In connection with his appointment as President and Chief Financial Officer, the Compensation Committee also approved a compensation package for Mr. Vaters. The principal terms of his employment agreement, which had an initial four-year term, are that Mr. Vaters would (i) receive a base salary of $425,000; (ii) be eligible for an annual cash bonus in an amount up to 50% of his base salary; (iii) be granted an option to purchase 400,000 shares of our common stock that vest 100,000 shares immediately with the remainder scheduled to vest over time; and (iv) be granted 54,811 shares that vest immediately and receive an additional grant of 82,217 shares that vest subject to achievement of two business milestones. The Committee reviewed competitive data provided by Markson in considering this pay package, recognized that it would be competitively high if viewed purely as a package for a Chief Financial Officer, but believed that Mr. Vaters’ hire is for the role of both President and Chief Financial Officer and was a more strategic hire than is a usual Chief Financial Officer hire, and that Mr. Vaters brought the Company a much broader industry perspective, relationships and experience than the typical Chief Financial Officer and is in fact someone who could fill the Chief Executive Officer role, giving the Company depth or “bench strength.” Thus, the Committee believed that the compensation package for Mr. Vaters was reasonable in this light.

In connection with the termination of Mr. Vaters as President and Chief Financial Officer, effective October 5, 2015, the Compensation Committee approved the terms of a Separation Agreement and General Release ("Vaters Separation Agreement"). The principal terms of Vaters Separation Agreement are that Mr. Vaters will (i) receive $425,000 plus any accrued salary for a period of twelve (12) months; (ii) be eligible for a pro-rata bonus for 2015; (iii) have all unvested stock options and restricted stock awards immediately vest upon the termination date, October 5, 2015, in accordance with the terms of the 2009 Amended and Restated Equity Compensation Plan; (iv) be eligible to continue health, dental and vision coverage reimbursement for COBRA premiums through June 30, 2016; and (v) receive payment by the Company of $10,000 of legal fees incurred by Mr. Vaters in connection with the Vaters Separation Agreement.

In connection with his appointment as Senior Vice President and Chief Financial Officer effective October 6, 2015, the Compensation Committee approved a compensation package for Mr. Talamo. The principal terms, which amend his June 28, 2011 offer letter, are that Mr. Talamo will (i) received base salary of $300,000; (ii) be eligible for an annual cash bonus with a target of 30% of his Base Salary; (iii) serve as a member of Caladrius' Executive Committee, reporting to the Chief Executive Officer; and (iv) be entitled to six (6) months' Base Salary and benefits continuation for the severance period in the event of termination.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement.

The Compensation Committee of the
Board of Directors of Caladrius, Inc:

Steven M. Klosk (chairman)
Steven S. Myers
Eric Wei

This report shall not constitute “soliciting material,” shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any of our other filings under the Securities Act of 1933, as amended or the SEC, or the Exchange Act, except to the extent that we specifically incorporate this report by reference therein.

Compensation Committee Interlocks and Insider Participation

Richard Berman (chairman), Steven S. Myers and Steven M. Klosk served as members of the Compensation Committee of the Board during 2015. None of the members of our Compensation Committee is, or has been, an officer or employee of ours or any of our subsidiaries. During the last fiscal year, none of our executive officers served as: (1) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Compensation Committee; (2) a director of another entity, one of whose executive officers served on our Compensation Committee; or (3) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director on the Board.

2015 Summary Compensation Table

The following table sets forth the total compensation paid or accrued during the last three fiscal years with respect to (i) our Chief Executive Officer, (ii) our former Chief Executive Officer, (iii) our Chief Financial Officer, (iv) our former Chief Financial Officers, and (v) our three other most highly compensated executive officers, who earned more than $100,000 during the fiscal year ended December 31, 2015, and were serving as executive officers as of such date. The table includes one additional executive who would have been among the three most highly compensated executive officers except for the fact that he was not serving as executive officers of the Company as of the end of December 31, 2015.

Name and Principal Function	Year	Salary		Bonus		Stock Awards (1)	Option Awards (1)	All Other Compensation		Total Compensation
David J. Mazzo, Chief Executive Officer (2)	2015	$541,371		$—		$736,010	$883,057	$665,096	(3)	$2,825,534
	2014	$—		$—		$—	$—	$—		$—
	2013	$—		$—		$—	$—	$—		$—
Robin Smith, Former Chief Executive Officer (4)	2015	$237,405		$243,120		$156,773	$950,770	$1,264,922	(5)	$2,852,990
	2014	$545,000		$392,400		$730,380	$1,093,257	$559,739	(6)	$3,320,776
	2013	$495,000		$450,000		$—	$249,685	$40,782		$1,235,467
Joseph Talamo, Chief Financial Officer (7)	2015	$261,932		$—		$50,850	$72,438	$46,522	(8)	$431,742
	2014	$227,700		$42,695		$39,142	$287,447	$22,845	(9)	$619,828
	2013	$219,583		$100,000		$—	$107,418	$—		$427,001
Robert Vaters, Former President and Chief Financial Officer (10)	2015	$320,360		$—		$397,870	$883,057	$837,162	(11)	$2,438,450
	2014	$—		$—		$—	$—	$—		$—
	2013	$—		$—		$—	$—	$—		$—
Robert Dickey IV, Former Chief Financial Officer (12)	2015	$2,348		$—		$—	$—	$226,927	(13)	$229,275
	2014	$310,000		$23,250		$39,142	$287,447	$60,705	(14)	$720,544
	2013	$150,626		$40,000		$—	$229,462	$15,283		$435,371
Robert Preti, President and Chief Scientific Officer of PCT	2015	$410,000		$—		$—	$316,652	$4,911	(15)	$731,563
	2014	$364,000		$54,600		$39,539	$599,701	$22,570	(16)	$1,080,410
	2013	$349,231		$145,000		$—	$143,224	$—		$637,455
Douglas Losordo, Chief Medical Officer	2015	$405,000		$—		$15,900	$145,483	$17,826	(17)	$584,209
	2014	$385,000		$60,150		$101,542	$365,671	$60,293	(18)	$972,656
	2013	$291,500		$40,000		$145,800	$343,070	$30,846		$851,216
Andrew Pecora, Former Chief Visionary Officer	2015	$162,462	(19)	$—		$22,600	$181,095	$23,457	(20)	$389,613
	2014	$240,000	(21)	$—		$310,502	$543,983	$322,272	(22)	$1,416,757
	2013	$221,538	(23)	$365,004	(24)	$—	$286,456	$—		$872,998

 _________________________________

(1)
Amounts shown under “Stock Awards” and “Option Awards” represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, in accordance with SEC rules. See Note 13 to the Notes to the Consolidated Financial Statements in the 2015 Annual Report, for a discussion of assumptions made in such valuations. All stock awards, option awards and other shares discussed in this table were issued under the Company's Amended and Restated 2009 Equity Compensation Plan (the "2009 Plan"), with a per share price generally equal to the fair market value of a share of our common stock on the date of grant.

(2)	Effective January 5, 2015, Dr. Mazzo was appointed to serve as Chief Executive Officer of the Company.

(3)	Consisted of (i) a tax gross up $641,915 on stock awards, (ii) a car allowance of $12,000, and (iii) $4,178 of Company 401(k) match.

(4)
Effective January 5, 2015, Dr. Smith resigned from her position as CEO and was appointed Executive Chair of the Board. Effective June 5, 2015, Dr. Smith resigned from her position as Executive Chair of the Board while continuing to serve as chairperson of the Board. Effective December 18, 2015, Dr. Smith resigned from the Board.

(5)	Consisted of (i) severance payments of $1,020,000, (ii) a tax gross up $183,846 on stock awards, (iii) a car allowance of

$5,227, (iv) approximately $15,660 paid by us on behalf of Dr. Smith for life and disability insurance; (v) COBRA payments of $40,189, and (vi) for club membership dues.

(6)
Consisted of (i) a tax gross up $511,271 on stock awards, (ii) a car allowance of $12,000, (iii) approximately $21,652 paid by us on behalf of Dr. Smith for life and disability insurance; and (iv) $14,816 for club membership dues.

(7)	Effective October 5, 2015, Mr. Talamo was appointed to serve as Chief Financial Officer of the Company.

(8)	Consisted of (i) a tax gross up $45,039 on stock awards, and (ii) $1,483 of Company 401(k) match.

(9)	Consisted of a tax gross up $22,845 on stock awards.

(10)
Effective January 5, 2015, Mr. Vaters was appointed to serve as President and Chief Financial Officer of the Company. Effective October 5, 2015, Mr. Vaters was no longer serving as President and Chief Financial Officer and was no longer an employee of the Company.

(11)	Consisted of (i) severance payments of $425,000, (ii) a tax gross up $385,914 on stock awards, (iii) a car allowance of $9,000, (iv) $3,465 legal fee reimbursement, and (v) COBRA payments of $13,784.

(12)	Effective January 5, 2015, Mr. Dickey was no longer serving as Chief Financial Officer and was no longer an employee of the Company.

(13)	Consists of (i) severance of $180,833 on stock awards, (ii) COBRA payments of $35,933, and (iii) relocation related reimbursements of $10,160.

(14)	Consists of (i) a tax gross up of $27,448 on stock awards, and (ii) relocation related reimbursements of $33,257.

(15)	Consisted of $4,911 of Company 401(k) match.

(16)	Consisted of a tax gross up $22,570 on stock awards.

(17)	Consisted of a tax gross up $9,326 on stock awards.

(18)	Consisted of (i) a tax gross up $59,558 on stock awards, and (ii) $735 paid by us on behalf of Dr. Losordo for life insurance.

(19)
Pursuant to an arrangement approved by the Compensation Committee, Dr. Pecora elected to receive an aggregate of $63,894 of this amount in shares of our common stock issued under the 2009 Plan and in lieu of cash. For more information on these grants of our common stock, see "Grants of Plan-Based Awards" below.

(20)	Consisted of a tax gross up $23,457 on stock awards.

(21)
Pursuant to an arrangement approved by the Compensation Committee, Dr. Pecora elected to receive an aggregate of $80,598 of this amount in shares of our common stock issued under the 2009 Plan and in lieu of cash. For more information on these grants of our common stock, see "Grants of Plan-Based Awards" below.

(22)	Consisted of a tax gross up $322,272 on stock awards.

(23)
Pursuant to an arrangement approved by the Compensation Committee, Dr. Pecora elected to receive an aggregate of $80,245 of this amount in shares of our common stock issued under the 2009 Plan and in lieu of cash.

(24)	Dr. Pecora's 2013 bonus was paid in stock. He received a stock award of 46,976 shares issued under the 2009 Plan.

 CALADRIUS EMPLOYMENT AGREEMENTS AND EQUITY GRANTS

Employment Agreements and Other Arrangements with Executive Officers

This section contains a description of the employment agreements and certain other arrangements that Caladrius has or had during the years ended December 31, 2013 through March 2016, with the named executive officers listed in the Summary Compensation Table. All descriptions are qualified in their entirety by reference to such agreements. The descriptions to follow provide further information about the compensation that is shown in the Summary Compensation Table and the Grants of Plan Based Awards Table for the respective officers. They also give you information about payments that could be received by these officers under certain circumstances at such time as their employment with Caladrius ends, for example, certain severance arrangements.

Robin L. Smith, M.D. - Former Chairman of the Board

Dr. Robin L. Smith currently serves as a Consultant (and previously served as our Chairman of the Board until December 18, 2015) pursuant to a consulting agreement with effective date as of December 18, 2015. In connection with her Consulting

Agreement, Caladrius engaged Dr. Smith for a period of six (6) months to act as an independent contractor and not be deemed an employee for any purpose. Dr. Smith agreed to advise Caladrius with respect to certain business, scientific, medical and financial matters. The principal terms of remuneration for her services, are that Dr. Smith will (i) receive 150,000 options with a 10 year term to purchase 150,000 shares of Caladrius common stock at the closing price on January 4, 2016 that will vest 50% ninety (90) days after the Effective Date and 50% 180 days after the Effective Date; (ii) not have any deduction, offset or withholding of any kind or for any purpose from the fee; (iii) be reimbursed for travel expenses incurred by attending meetings for and with Caladrius outside of New York City; and (iv) receive her $250,000 cash bonus pursuant to her January 2015 Agreement for services as an employee in 2015, which shall be paid on January 11, 2016 in equity and cash payment as follows: (a) 200,000 shares of Caladrius' common stock and (b) a tax gross up with the cash equal to Dr. Smith's total estimated federal state and city income tax liability for all compensation under this agreement to be withheld.

On November 13, 2012, the Company amended an employment agreement dated as of May 26, 2006,with Dr. Robin L. Smith (the "Agreement"). Pursuant to the amendment, (i) the term of the Agreement was extended for two years to December 31, 2014; (ii) Dr. Smith's annual base salary was increased to $495,000; (iii) Dr. Smith was eligible to receive a cash bonus for each of 2013 and 2014, based on a target amount of 50% of annual base salary assuming good progress toward the accomplishment of objectives set for Dr. Smith and the Company by the Compensation Committee, and which may be awarded in an amount up to 100% of annual base salary for extraordinary performance, all as determined by the Compensation Committee; (iv) all unvested options held by Dr. Smith as of the date of the amendment were immediately vested; (v) a failure to renew the Agreement at the end of the term regardless of reason shall be treated as a termination by the Company without cause; (vi) upon the Company's termination of Dr. Smith's employment without cause or by Dr. Smith with good reason, (a) the Company is to pay Dr. Smith her base salary and COBRA premiums for one year following the termination plus the previous year's annual bonus payment, and (b) all of Dr. Smith's stock options which are vested as of the termination date plus any additional options that would have vested by the passage of time during the 12 month period following such date (which additional options shall become immediately and fully vested as of the termination date) shall remain exercisable for the balance of their 10 year term; (vii) in the event the Company terminates Dr. Smith's employment with cause or Dr. Smith resigns, the Company is to pay Dr. Smith her then current base salary and COBRA premiums for one year; and (viii) any vested options previously or hereafter granted to Dr. Smith during the remainder of the term shall remain exercisable notwithstanding any termination of employment for the full option term until the expiration date. The Compensation Committee awarded Dr. Smith a 10% raise to her base salary commencing January 1, 2014, having evaluated the Company’s continued development under Dr. Smith’s outstanding leadership and performance. On March 11, 2014, the Company entered into a letter agreement with Dr. Smith confirming her base salary of $545,000.

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

In connection with her appointment as Executive Chairman of the Board, Dr. Smith and the Company entered into an Amendment dated January 2, 2015 and effective as of January 1, 2015, as amended January 16, 2015 (as amended, the “Amendment”), to Dr. Smith’s existing employment agreement with the Company. The Amendment provides that the term of Dr. Smith’s employment with the Company (the “Term”) shall expire on December 31, 2015, without renewal; provided that Dr. Smith may earlier terminate her employment on 30 days’ advance notice. Pursuant to the Amendment, Dr. Smith shall (i) continue to receive her base salary of $545,000 for the remainder of the Term; (ii) receive a $200,000 cash bonus by June 1, 2015 after completing the hand off of her CEO duties, and be eligible for an additional annual bonus for 2015 if the Company achieves its target objectives for the year as determined by the Compensation Committee, which additional bonus will be prorated if the Term ends before December 31, 2015; and (iii) have paid by the Company up to $25,000 of legal fees incurred by Dr. Smith in connection with negotiation of the Amendment. Additionally, pursuant to the Amendment, Dr. Smith was granted under the Company's Amended and Restated 2009 Plan (i) an option to purchase 250,000 shares of our common stock at a per share exercise price equal to the value of our common stock on the date of execution of the Amendment (the “Amendment Option”) (with one-third of the Amendment Option being vested and exercisable immediately upon grant, one-third of the Amendment Option scheduled to vest on June 7, 2015 and one-third of the Amendment Option scheduled to vest on December 7, 2015); and (ii) 39,276 shares of our common stock (or 19,159 shares of common stock, net of shares withheld for taxes). The Amendment provided that during the balance of the Term, Dr. Smith may accept a new CEO position with another company subject to certain requirements, including that such new position does not interfere with Dr. Smith’s continuing employment with the Company and is consistent with Dr. Smith’s obligations under her Confidentiality, Invention Assignment and Non-Compete Agreement with the Company (the “Non-Compete Agreement”). The Amendment amended the Non-Compete Agreement to provide that during the Term and for 12 months following the termination thereof, or during any period during which Dr. Smith is receiving any compensation from the Company, she will not without the prior approval of (i) the Company’s CEO, if Dr. Smith is not then an executive officer of the Company, and (ii) the Board, if Dr. Smith is then an executive officer of the Company, directly or indirectly become employed by or otherwise assist a competitor of the Company in the stem cell or cell therapy sectors. The Amendment provided that after expiration of the Term, Dr. Smith will continue to serve as a member of the Board and as Chairman of the Board in a non-executive capacity, and for such service during the current balance of Dr. Smith’s term as a director which continues until the Company’s annual meeting to be held in 2016, without further compensation as long she receives severance pay from the Company. The Amendment further provided that Dr. Smith shall be entitled to severance benefits upon expiration or termination of the Term, regardless of the reason, including: (i) continued payment of base salary for one year following the end of the Term (the “Severance Period”); (ii) payment of an additional cash amount equal to Dr. Smith’s annual bonus for 2013 ($475,000) as soon as practicable after expiration or termination of the Term; (iii) payment of COBRA premiums during the Severance Period; (iv) all of Dr. Smith’s stock options (including the Amendment Option), to the extent not vested, shall become fully vested and exercisable, and all of Dr. Smith’s vested stock options (including the Amendment Option) shall remain exercisable for the balance of their respective 10-year terms as if Dr. Smith’s employment had continued; (v) the remaining 31,332 of Dr. Smith’s 94,000 “Restricted Shares” (as defined in her Restricted Stock Grant Agreement dated as of January 2, 2014), and any other equity awards, shall become vested and non-forfeitable upon achievement of their applicable vesting requirements, as if Dr. Smith’s employment had continued; (vi) to the extent transferable, the Company will transfer and assign to Dr. Smith its $5 million term life policy; and (vii) payment of a cash bonus for 2015 (to the extent earned but not already paid, but as if employment continued), and any other benefits payable under the then-existing terms of any Company plan, agreement or arrangement.

By a joint written consent of the Company's Compensation Committee and its Nominating and Governance Committee dated April 27, 2015, the committees acknowledged that Dr. Smith had successfully completed the handoff of her CEO duties and acknowledged that she had informed the Board that she will resign from her position of Executive Chair of the Board effective June 5, 2015 while continuing to serve as the Chairman of the Board. The Committees accepted her resignation and acknowledged the payments to be made under the prior paragraph. They also agreed to COBRA and life insurance premium payments beyond the severance period through November 2016. Effective December 18, 2015, Dr. Smith resigned from the Board.

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
Joseph Talamo - Senior Vice President & Chief Financial Officer

In connection with his appointment as the Company's Senior Vice President and Chief Financial Officer, the Company amended Mr. Talamo's offer letter dated June 28, 2011 setting forth the following terms, which became effective October 6, 2015, The principal terms are that Mr. Talamo will (i) receive base salary of $300,000; (ii) be eligible for an annual cash bonus with a target of 30% of his Base Salary; (iii) serve as a member of Caladrius' Executive Committee, reporting to the Chief Executive Officer; and (iv) be entitled to six (6) months' Base Salary and benefits continuation for the severance period in the event of termination.

Robert A. Preti, Ph.D. - Senior Vice President, Manufacturing and Technical Operations, Chief Technology Officer and President of PCT

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

On December 22, 2015, Dr. Robert A. Preti was elected as a member of Board of Directors for Caladrius in accordance with the terms of his Employment Agreement, dated as of December 22, 2015. Under the terms of the Employment Agreement, Dr. Preti will continue to be employed as the Company's Senior Vice President, Manufacturing and Technical Operations and Chief Technology Officer as well as President of PCT. The initial term of the Employment Agreement will expire on December 21, 2018, subject to mutually agreed-upon one-year extensions. Pursuant to the Employment Agreement, among other things: (i) Caladrius will pay Dr. Preti a Base Salary of $475,000; (ii) Dr. Preti has been granted options to purchase 200,000 shares of the Company's common stock on December 22, 2015 (the "Initial Grant"). The options with respect to 50,000 shares of the Initial Grant vested immediately upon issuance and the options with respect to the remaining 150,000 shares will vest in even increments of 12,500 shares quarterly over a 36-month period, subject to Dr. Preti's continued employment with Caladrius; (iii) On December 22, 2015, Dr. Preti was granted a $500,000 sign on bonus payable in three equal installments to be paid on the date of payment of performance to executives of Caladrius in 2016 or April 1, 2016, whichever comes first, and the remaining two installments to be paid on the first and second anniversaries of the initial installment (this $500,000 bonus was never paid under this agreement and instead restated in his amended agreements dated March 11, 2016); and (iv) Dr. Preti will be eligible to receive an annual cash bonus for each full calendar year during the term of the Employment Agreement. His target annual bonus will be 40% of his base salary, with the actual amount paid determined by the Company's Compensation Committee with input from the Company's CEO based upon the level of achievement of the Company's corporate goals and objectives and Dr. Preti's individual performance.

On March 11, 2016, Caladrius entered into an Amended and Restated Employment Agreement with Robert A. Preti, PhD, which became effective as of March 11, 2016 (the "Amended Employment Agreement"). The Amended Employment Agreement with Dr. Preti amends and restates the Employment Agreement entered into between Caladrius and Dr. Preti on December 22, 2015. In addition, on March 11, 2016, Dr. Preti entered into an Employment Agreement with PCT, which became effective as of March 11, 2016 (the "PCT Employment Agreement"). Dr. Preti continues to serve as Senior Vice President, Manufacturing and Technical Operations and Chief Technology Officer of the Company as well as President of PCT.

Pursuant to the Amended Employment Agreement, Dr. Preti will receive (i) an annual Base Salary of $1,000 and (ii) $150,00 sign-on bonus payable on April 1, 2016. In addition, all prior equity awards granted to him in accordance with his prior employment agreement shall remain in effect and continue to vest in accordance with their terms. Under the Amended Employment Agreement, Dr. Preti is to spend no less than 90% of his business time working on PCT matters.

Pursuant to the PCT Employment Agreement, Dr. Preti will receive (i) an annual base salary of $475,000, as may be increased from time to time and (ii) a $350,000 sign on bonus payable in two equal installment on March 11, 2017 and March 11, 2018. In addition, Dr. Preti will be eligible to receive an annual cash bonus of up to 40% of his base salary, based on his performance and achievement of corporate goals and objectives, as determined by the PCT Board and four weeks vacation. The initial term of the PCT Employment Agreement will continue until March 10, 2019 and may be renewed for additional one-year periods, subject to a 90-day extension notice to be provided by PCT, or earlier termination as described below. The PCT Employment Agreement provides that PCT may terminate the employment for or without Cause (as such term is defined in the PCT Employment Agreement). In addition, Dr. Preti may voluntarily terminate this employment for Good Reason (as such term is defined in the PCT Employment Agreement) upon written notice to PCT or for any other reason upon six-month prior written notice, with PCT's ability to accelerate such termination. Further, Dr. Preti's employment will be terminated upon his Disability (as such term is defined in the PCT Employment Agreement) and death. In the event that PCT terminates Dr. Preti's employment without Case (other than by reason of Disability) or Dr. Preti voluntarily terminates his employment for Good Reason, PCT will, subject to his general release, provide Dr. Preti with the following payments and benefits: (i) a lump-sum amount, equal to the sum of (A) his earned but unpaid Base Salary; (B) any bonus amount earned and vested but not paid; (C) any accrued and unused vacation time; (D) any unreimbursed business expense or other amounts due to Dr. Preti as of the termination date and (E) all other payments and benefits to which Dr. Preti then may be entitled to (collectively, "Accrued Rights"); (ii) continuation of his base salary for up to twelve (12) months and (iii) reimbursement of COBRA healthcare premiums for up to twelve (12) months. In the event that during PCT terminates Dr. Preti's employment for Cause or Dr. Preti voluntarily terminates his employment other than for Good Reason, PCT will have no further obligations other than any Accrued Rights.

In connection with the entry into the Amended Employment Agreement and PCT Employment Agreement, Dr. Preti also entered into a confidentiality agreement, non-compete and invention assignment agreements. The foregoing descriptions of the Amended Employment Agreement and PCT Employment Agreement are only summaries and are qualified in their entirety by reference to the Amended Employment Agreement and PCT Employment Agreement, respectively. Caladrius intends to file copies of the Amended Employment Agreement and PCT Employment Agreement as exhibits to its Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2016.

Douglas W. Losordo, MD, FACC, FAHA - Senior Vice President, Clinical, Medical and Regulatory Affairs and Chief Medical Officer

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

Andrew L. Pecora, M.D., FACP - Former Chief Visionary Officer of Caladrius, former Chief Medical Officer of PCT and former Chief Scientific Officer of Amorcyte

On September 23, 2010, we entered into a four-year employment agreement with Dr. Andrew Pecora which became effective on January 19, 2011 upon the closing of the PCT Merger (the “Commencement Date”), governing Dr. Pecora’s employment as Chief Medical Officer of PCT. Upon commencement, the employment agreement provided for (i) an annual base salary of $180,000 and (ii) an option to purchase 40,000 shares of our common stock governed by our Amended and Restated 2009 Plan at a per share exercise price of $15.00, vesting as to 10,000 shares on each of the first, second, third and fourth annual anniversaries of the Commencement Date. Dr. Pecora’s employment agreement further provides that upon Termination without Cause (as defined) or Resignation for Good Reason (as defined) Dr. Pecora will be entitled to continuation of his base salary for three (3) months in accordance with customary payroll practices in consideration for executing a release and a confidentiality, non-compete, non-solicitation and inventions assignment agreement and compliance therewith.

On August 17, 2011, we entered into a letter agreement with Dr. Pecora pursuant to which his employment agreement was amended to provide that: (a) his title was changed to also include Chief Medical Officer of Caladrius and (b) his annual salary was increased to $210,000. Dr. Pecora was also granted options to purchase an additional 50,000 shares of our common stock under the Amended and Restated 2009 Plan at a per share exercise price of $7.10, vesting as to 10,000 shares on each of the first, second, third, fourth and fifth annual anniversaries of the amendment. Other than as set forth therein, Dr. Pecora’s agreement remained in full force and effect. Upon our acquisition of Amorcyte in October 2011, Dr. Pecora agreed to continue to serve as Chief Scientific Officer of Amorcyte for no additional compensation.

Effective April 11, 2012, we entered into a letter agreement with Dr. Pecora providing that Dr. Pecora would devote no less than two days per week to his duties as Chief Medical Officer of PCT and Caladrius, with a corresponding decrease in his annual salary to $140,000. Additionally, pursuant to this letter agreement, Dr. Pecora agreed to accept his net salary through the issuance to him of shares of our common stock at fair market value at the time of issuance, at his election determined on a quarterly basis with such shares issued pursuant to the Company's Amended and Restated 2009 Plan. Pursuant to this arrangement, during 2012 and 2013 Dr. Pecora elected to receive an aggregate of $119,476 of his salary in shares of our common stock. On April 26, 2012, Dr. Pecora elected in lieu of shares of our common stock to participate in the 2012 Option Program with a Participating Salary for the period equal to $35,000, his full gross salary for the Election Period.

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

On January 22, 2015, the Company entered into a letter agreement with Dr. Pecora to confirm certain information with respect to Dr. Pecora's continued employment with the Company. The letter agreement provides that (i) effective on the date thereof, Dr. Pecora no longer holds the title of Chief Visionary Officer of Caladrius, but continues with the titles of Chief Medical Officer of PCT and Chief Scientific Officer of Amorcyte; (ii) Dr. Pecora's base salary remains at $240,000, with the historical arrangement of Dr. Pecora being paid his base salary in shares of our common stock issued under a combination of the Amended & Restated 2009 Plan and the Employee Stock Purchase Plan continuing; (iii) Dr. Pecora is employed on an at-will basis, terminable by either Dr. Pecora or the Company on 30 days' notice.

On August 17, 2015, Andrew Pecora, MD resigned as Chief Medical Officer of PCT, effective as of September 1, 2015. Dr. Pecora remains a member of Caladrius' Board of Directors. Dr. Pecora's resignation follows the qualification of a full-time permanent employee physician at PCT to assume the role of Chief Medical Officer of PCT. Pursuant to the terms of Dr. Pecora's resignation, all vested options granted to Dr. Pecora during his employment with the Company shall remain exercisable for a period of three years from the effective date of his resignation and all unvested options shall continue to vest while he remains a member of Caladrius' Board of Directors.

Robert S. Vaters - Former President & Chief Financial Officer

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

Mr. Vaters's employment with the Company terminated effective October 5, 2015. The Company and Mr. Vaters entered into a Separation Agreement and General Release dated as of October 5, 2015 (the "Vaters Separation Agreement"), which provides, among other things, that Mr. Vaters will (i) receive $425,000 plus any accrued salary for a period of twelve (12) months; (ii) be eligible for a pro-rata bonus for 2015; (iii) have all unvested stock options and restricted stock awards immediately vest upon the termination date, October 5, 2015, in accordance with the terms of the 2009 Amended and Restated Equity Compensation Plan; (iv) be eligible to continue health, dental and vision coverage reimbursement for COBRA premiums through June 30, 2016; and (v) receive payment by the Company of $10,000 of legal fees incurred by Mr. Vaters in connection with the Vaters Separation Agreement. Also pursuant to the Separation Agreement, the Company and Mr. Vaters exchanged mutual releases.

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

Indemnification Agreements

We enter into indemnification agreements with each of our executive officers and each of our directors from time to time pursuant to which we have agreed to indemnify such party to the full extent permitted by law, subject to certain exceptions, if such party becomes subject to an action because such party is our director, officer, employee, agent or fiduciary.

Acceleration of Vesting Under Stock Option Plans

Generally, in the event of a Change in Control of Caladrius (as defined in the "2009 Plan" and the "2015 Plan"), (a) all outstanding options and stock appreciation rights of each participant granted prior to the change in control shall be fully vested and immediately exercisable in their entirety, and (b) all unvested stock awards, restricted stock units, restricted stock, performance-based awards, and other awards shall become fully vested, including without limitation, the following: (i) the restrictions to which any shares of restricted stock granted prior to the change in control are subject shall lapse as if the applicable restriction period had ended upon such change in control, and (ii) the conditions required for vesting of any unvested performance-based awards shall be deemed to be satisfied upon such change in control.

Termination or Change in Control Payments

The following table sets forth aggregate estimated payment obligations to each of the named executive officers assuming a termination occurred on December 31, 2015 under the circumstances specified below:

		Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination
Name	Benefit	($)	($)	($)
David J. Mazzo	Severance	817,500	817,500	817,500
Chief Executive Officer (1)	Health Benefits	21,600	21,600	21,600
	Equity Award Acceleration
	Total	839,100	839,100	839,100
Robin Smith	Severance	480,525	480,525	480,525
Former Chief Executive Officer (2)	Health Benefits	21,600	21,600	21,600
	Equity Award Acceleration	—	—	—
	Total	502,125	502,125	502,125
Joseph Talamo	Severance	150,000	150,000	150,000
Chief Financial Officer (3)	Health Benefits	10,800	10,800	10,800
	Equity Award Acceleration	—	—	—
	Total	160,800	160,800	160,800
Robert S. Vaters	Severance	323,580	323,580	323,580
Former President and Chief Financial Officer (4)	Health Benefits	10,800	10,800	10,800
	Equity Award Acceleration	—	—	—
	Total	334,380	334,380	334,380
Robert Dickey IV	Severance	—	—	—
Former Chief Financial Officer (5)	Health Benefits	10,800	10,800	10,800
	Equity Award Acceleration	—	—	—
	Total	10,800	10,800	10,800
Robert Preti	Severance	364,000	364,000	364,000
President and Chief	Health Benefits	21,600	21,600	21,600
Scientific Officer of PCT	Equity Award Acceleration	—	—	—
	Total	385600	385,600	385,600
Douglas Losordo	Severance	32,083	32,083	32,083
Chief Medical Officer	Health Benefits	10,800	10,800	10,800
	Equity Award Acceleration	—	37,700	—
	Total	42,883	80,583	42,883
Andrew Pecora	Severance	60,000	60,000	60,000
Chief Visionary Officer	Health Benefits	—	—	—
	Equity Award Acceleration	—	—	—
	Total	60,000	60,000	60,000
________________________________

(1)	Effective January 5, 2015, Dr. Mazzo was appointed to serve as Chief Executive Officer of the Company.

(2)
Effective January 5, 2015, Dr. Smith resigned from her position as CEO and was appointed Executive Chair of the Board. Effective June 5, 2015, Dr. Smith resigned from her position as Executive Chair of the Board while continuing to serve as chairperson of the Board. Effective December 18, 2015, Dr. Smith resigned from the Board.

(3)	Effective October 5, 2015, Mr. Talamo was appointed to serve as Chief Financial Officer of the Company.

(4)
Effective January 5, 2015, Mr. Vaters was appointed to serve as President and Chief Financial Officer of the Company. Effective October 5, 2015, Mr. Vaters was no longer serving as President and Chief Financial Officer and was no longer an employee of the Company.

(5)	Effective January 5, 2015, Mr. Dickey was no longer serving as Chief Financial Officer and was no longer an employee of the Company.

2015 Grants of Plan-Based Awards
The following table sets forth information regarding grants of stock and option awards made to our Named Executive Officers during fiscal 2015:

Named Officer	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards and Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units		All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Market Price on Date of Grant	Full Grant Date Fair Value of Stock and Option Awards
		Threshold	Target	Maximum
		($)	($)	($)	(#)		(#)	($/Sh)	($/Sh)	($) (1)
Robin Smith	1/16/2015	—	—	—	19,159		—	$—	$3.48	$66,673
Former Chief Executive Officer (2)	6/2/2015	—	—	—	40,000		—	$—	$2.25	$90,100
	1/2/2015	—	—	—	—		250,000	$3.73	$—	$588,580
	1/2/2015	—	—	—	—		150,000	$3.73	$—	$362,190
David J. Mazzo (3)	1/16/2015	—	—	—	159,543		—	$—	$3.48	$555,210
Chief Executive Officer	6/2/2015	—	—	—	80,000		—	$—	$2.26	$180,800
	1/5/2015	—	—	—	—		400,000	$3.50	$—	$883,057
Robert S. Vaters (4)	1/16/2015	—	—	—	75,365		—	$—	$3.48	$262,270
Former President and	6/2/2015	—	—	—	60,000		—	$—	$2.26	$135,600
Chief Financial Officer	1/5/2015	—	—	—	—		400,000	$3.50	$—	$883,057
Robert Preti	12/22/2015	—	—	—	—		200,000	$1.12	$—	$147,024
President and Chief Scientific	6/2/2015	—	—	—	—		33,750	$2.26	$—	$48,899
Officer of PCT	1/2/2015	—	—	—	—		50,000	$3.73	$—	$120,730
Douglas Losordo	8/5/2015	—	—	—	10,000	(5)	—	$—	$1.59	$15,900
Chief Medical Officer	6/2/2015	—	—	—	—		33,750	$2.26	$—	$48,899
	1/2/2015	—	—	—	—		40,000	$3.73	$—	$96,584
Joseph Talamo (6)	6/2/2015	—	—	—	22,500		—	$—	$2.26	$50,850
Chief Financial Officer	1/2/2015	—	—	—	—		30,000	$3.73	$—	$72,438
Andrew Pecora (7)	1/2/2015	—	—	—	1,715		—	$—	$3.73	$6,397
Former Chief Visionary Officer	1/15/2015	—	—	—	684	(7)	—	$—	$3.48	$2,380
	1/29/2015	—	—	—	746	(7)	—	$—	$3.64	$2,715
	2/12/2015	—	—	—	753	(7)	—	$—	$3.64	$2,741
	2/26/2015	—	—	—	672	(7)	—	$—	$3.83	$2,574
	3/12/2015	—	—	—	688	(7)	—	$—	$3.90	$2,683
	3/26/2015	—	—	—	848	(7)	—	$—	$2.77	$2,349
	4/9/2015	—	—	—	899	(7)	—	$—	$2.92	$2,625
	4/23/2015	—	—	—	1,081	(7)	—	$—	$3.05	$3,297
	5/7/2015	—	—	—	1,308	(7)	—	$—	$2.35	$3,074
	5/19/2015	—	—	—	925	(7)	—	$—	$2.34	$2,165
	5/21/2015	—	—	—	1,354	(7)	—	$—	$2.95	$3,993
	6/2/2015	—	—	—	10,000		—	$—	$2.26	$22,600
	6/4/2015	—	—	—	1,330	(7)	—	$—	$2.34	$3,113
	6/18/2015	—	—	—	1,597	(7)	—	$—	$1.95	$3,113
	7/2/2015	—	—	—	2,097	(7)	—	$—	$1.85	$3,879
	7/2/2015	—	—	—	227	(7)	—	$—	$1.85	$420
	7/15/2015	—	—	—	2,086	(7)	—	$—	$1.90	$3,963
	7/30/2015	—	—	—	2,277	(7)	—	$—	$1.73	$3,939
	8/13/2015	—	—	—	2,831	(7)	—	$—	$1.50	$4,247
	8/27/2015	—	—	—	3,108	(7)	—	$—	$1.36	$4,227
	1/2/2015	—	—	—	—		75,000	$3.73	$—	$181,095
_________________________________

(1)	Computed in accordance with FASB ASC Topic 718. See Note 13 to the Notes to the Consolidated Financial Statements in the 2015 Form 10-K.

(2)
Effective January 5, 2015, Dr. Smith resigned from her position as CEO and was appointed Executive Chair of the Board. Effective June 5, 2015, Dr. Smith resigned from her position as Executive Chair of the Board while continuing to serve as chair person of the Board. Effective December 18, 2015, Dr. Smith resigned resigned from the Board.

(3)	Effective January 5, 2015, Dr. Mazzo was appointed to serve as Chief Executive Officer of the Company.

(4)
Effective January 5, 2015, Mr. Vaters was appointed to serve as President and Chief Financial Officer of the Company. Effective October 5, 2015, Mr. Vaters was no longer serving as President and Chief Financial Officer and was no longer an employee of the Company.

(5)	Consists of an award granted to Dr. Losordo pursuant to the terms of his employment agreement.

(6)	Effective October 5, 2015, Mr. Talamo was appointed to serve as Chief Financial Officer of the Company.

(7)	Represents shares issued to Dr. Pecora in lieu of cash compensation as reflected in footnote 19 of the Summary Compensation Table above.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information on option awards outstanding at December 31, 2015 for Caladrius' named Executive Officers.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price**	Option Expiration Date
Robin L. Smith	1,500	(1)	—		—	$19.00	12/4/2016
	5,500	(2)	—		—	$19.00	1/17/2017
	25,000	(3)	—		—	$19.00	9/26/2017
	12,000	(4)	—		—	$16.30	2/26/2018
	500	(5)	—		—	$11.30	10/30/2018
	10,000	(6)	—		—	$19.50	5/20/2019
	50,000	(7)	—		—	$17.10	7/7/2019
	75,000	(8)	—		—	$20.40	10/28/2019
	22,968	(9)	—		—	$19.00	10/29/2016
	20,000	(10)	—		—	$16.60	11/3/2019
	150,000	(11)	—		—	$17.40	4/3/2021
	79,000	(12)	—		—	$5.20	1/3/2022
	40,263	(13)	—		—	$3.60	4/25/2022
	70,000	(14)	—		—	$5.20	7/4/2022
	50,000	(15)	—		—	$6.20	1/1/2023
	131,000	(16)	—		—	$7.77	1/1/2024
	75,000	(17)	—		—	$6.21	8/1/2024
	250,000	(18)	—		—	$3.73	1/2/2025
	150,000	(19)	—		—	$3.73	1/2/2025
David J. Mazzo	175,000	(20)	225,000	(20)	—	$3.50	1/5/2025
Robert S. Vaters	400,000	(21)	—		—	$3.50	1/3/2016
Robert Preti	40,000	(22)	—		—	$15.00	1/18/2021
	27,640	(23)	—		—	$5.20	1/3/2022
	5,500	(24)	—		—	$3.60	4/25/2022
	30,000	(25)	—		—	$6.20	1/1/2023
	62,500	(26)	12,500	(26)	—	$7.77	1/1/2024
	25,000	(27)	—		—	$6.21	8/1/2024
	30,000	(28)	—		—	$5.10	10/27/2024

	37,500	(29)	12,500	(29)	—	$3.73	1/2/2025
	14,765	(30)	18,985	(30)	—	$2.26	6/2/2025
	62,500	(31)	137,500	(31)	—	$1.12	12/22/2025
Douglas Losordo	600	(32)	—		—	$19.00	10/15/2016
	40,000	(33)	30,000	(33)	—	$7.29	8/4/2023
	41,666	(34)	8,334	(34)	—	$7.77	1/1/2024
	25,000	(35)	—		—	$6.21	8/1/2024
	30,000	(36)	10,000	(36)	—	$3.73	1/2/2025
	14,765	(37)	18,985	(37)	—	$2.26	6/2/2025
Joseph Talamo	32,500	(38)	—		—	$14.30	6/28/2021
	7,500	(39)	—		—	$5.20	1/3/2022
	22,500	(40)	—		—	$6.20	1/1/2023
	35,000	(41)	—		—	$7.77	1/1/2024
	25,000	(42)	—		—	$6.21	8/1/2024
	22,500	(43)	7,500	(43)	—	$3.73	1/2/2025
Andrew Pecora	40,000	(44)	—		—	$15.00	1/18/2021
	50,000	(45)	—		—	$7.10	8/16/2021
	17,500	(46)	—		—	$5.20	1/3/2022
	14,000	(47)	—		—	$3.60	4/25/2022
	30,000	(48)	—		—	$6.20	1/1/2023
	24,375	(49)	3,125	(49)	—	$7.29	8/4/2023
	83,333	(50)	16,667	(50)	—	$7.77	1/1/2024
	56,250	(51)	18,750	(51)	—	$3.73	1/2/2025

**
All option awards were made under and are governed by the terms of the Company’s 2003 Equity Participation Plan or Caladrius' 2009 Amended & Restated Equity Compensation Plan which was approved by our stockholders at our 2014 annual stockholder meeting on October 6, 2014. The 2009 Amended & Restated Plan increased the aggregate number of shares of the our common stock available for issuance thereunder by 3,000,000 shares, from 5,995,000 shares to 8,995,000 shares.

(1)
Consists of options granted to Dr. Smith by the Compensation Committee on December 5, 2006, which vested as to 1,000 options upon grant and as to 500 options on August 9, 2007 upon our common stock being listed for trading on the American Stock Exchange (now known as the NYSE MKT).

(2)
This option was granted to Dr. Smith in connection with her entering into an amendment to her employment agreement on January 26, 2007, and vested as to (i) 2,500 options upon the first closings in Caladrius' January 2007 private placement, (ii) 1,500 options on June 30, 2007 and (iii) 1,500 options on December 31, 2007.

(3)
Consists of options granted to Dr. Smith by the Compensation Committee on September 27, 2007, which vested as to 15,000 options on the date of grant and as to 10,000 options upon consummation of the our acquisition, on October 30, 2009, of China Biopharmaceuticals Holdings, Inc. (“CBH”) (such acquisition, the “Erye Merger”), which gave Caladrius a controlling 51% interest in Suzhou Erye Pharmaceutical Co. Ltd., CBH’s then primary operating subsidiary (“Erye”).

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

(18)
Consists of options granted to Dr. Smith pursuant to the terms of her employment agreement amendment dated as of January 16, 2015, which are scheduled to vest as to one-third of the options on the date of grant, one-third on June 7, 2015, and one-third on December 7, 2015.

(19)
Consists of options granted to Dr. Smith by the Compensation Committee on January 2, 2015 which vested as to one-fourth of the options on the date of grant, and the remaining three-fourths of the options in three equal tranches upon the achievement of three specified milestones.

(20)
Consists of options granted to Dr. Mazzo pursuant to the terms of his employment agreement dated as of January 5, 2015 and amended on January 16, 2015, which are scheduled to vest as to 100,000 options immediately, with the balance vesting in a series of sixteen successive equal quarterly installments (18,750 each) such that vesting is complete on the fourth anniversary of the grant date.

(21)
Consists of options granted to Mr. Vaters pursuant to the terms of his employment agreement dated as of January 5, 2015 and amended on January 16, 2015, which are scheduled to vest as to 80,000 options immediately, with the balance vesting in a series of sixteen successive equal quarterly installments (20,000 each) such that vesting is complete on the fourth anniversary of the grant date.

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

(27)	Consists of options granted to Dr. Preti effective on August 1, 2014 upon the closing of the CSC Acquisition.

(28)	Consists of options granted to Dr. Preti effective on October 27, 2014 upon the effective date of amendment to his employment agreement.

(29)
Consists of options granted to Dr. Preti by the Compensation Committee on January 2, 2015 which vested as to one-fourth of the options on the date of grant, and the remaining three-fourths of the options in three equal tranches upon the achievement of three specified milestones.

(30)
Consists of options granted to Dr. Preti effective June 2, 2015, based on the special efforts associated with the CIRM grant and capital raise, and for employee retention, which are scheduled to vest as to one-fourth of the options immediately, with the balance vesting in a series of twelve successive equal quarterly installments such that vesting is complete on the third anniversary of the grant date.

(31)
Consists of options granted to Dr. Preti pursuant to the terms of his employment agreement amendment dated as of December 22, 2015, which are scheduled to vest as to 50,000 of the options immediately, with the balance vesting in a series of twelve successive equal quarterly installments such that vesting is complete on the third anniversary of the grant date.

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

(36)
Consists of options granted to Dr. Losordo by the Compensation Committee on January 2, 2015 which vested as to one-fourth of the options on the date of grant, and the remaining three-fourths of the options in three equal tranches upon the achievement of three specified milestones.

(37)
Consists of options granted to Dr. Losordo effective June 2, 2015, based on the special efforts associated with the CIRM grant and capital raise, and for employee retention, which are scheduled to vest as to one-fourth of the options immediately, with the balance vesting in a series of twelve successive equal quarterly installments such that vesting is complete on the third anniversary of the grant date.

(38)
Consists of options granted to Mr. Talamo upon commencement of his employment on June 29, 2011, which are scheduled to vest as to 2,500 options on date of grant, as to 5,000 options on December 29, 2011, as to 5,000 options on June 29, 2012, as to 10,000 options on June 29, 2013, and as to 10,000 options on June 29, 2014.

(39)
Consists of options granted to Mr. Talamo by the Compensation Committee on January 4, 2012, which vested as to: (i) 2,500 options on January 4, 2012, (ii) 2,500 options on January 4, 2013 and, (iii) 2,500 options on January 4, 2014.

(40)
Consists of options granted to Mr. Talamo by the Compensation Committee on January 2, 2013 which vested as to 4,500 options on the date of grant, and as to 18,000 options in tranches of 4,500 options upon the achievement of specified milestones.

(41)
Consists of options granted to Mr. Talamo by the Compensation Committee on January 2, 2014 which vested as to 8,750 options each on the date of grant and one year anniversary of the date of grant, and as to 17,500 options upon the achievement of specified milestones.

(42)	Consists of options granted to Mr. Talamo effective on August 1, 2014 upon the closing of the CSC Acquisition.

(43)
Consists of options granted to Mr. Talamo by the Compensation Committee on January 2, 2015 which vested as to one-fourth of the options on the date of grant, and the remaining three-fourths of the options in three equal tranches upon the achievement of three specified milestones.

(44)
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

(45)
Consists of options granted to Dr. Pecora pursuant to the terms of his August 17, 2011 Employment Agreement Amendment which vested as to 10,000 options on each of the effective date, August 17, 2012, August 17, 2013, and August 17, 2014 and which is scheduled to vest as to 10,000 options on August 17, 2015.

(46)
Consists of options granted to Dr. Pecora by the Compensation Committee on January 4, 2012 which vested as to 5,834 options on the date of grant, 5,833 options on January 4, 2013 and 5,844 options on January 4, 2014.

(47)
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

(48)
Consists of options granted to Dr. Pecora by the Compensation Committee on January 2, 2013 which vested as to 6,000 options on the date of grant, and as to 24,000 options in tranches of 6,000 options upon the achievement of specified milestones; 6,000 options shall vest upon the achievement of a specified milestone.

(49)
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

(50)
Consists of options granted to Dr. Pecora by the Compensation Committee on January 2, 2014 which vested as to 16,666 options on the date of grant, and as to 50,000 options in tranches of 16,667 options upon the achievement of specified milestones; 33,334 options shall vest upon the achievement of a specified milestone.

(51)
Consists of options granted to Dr. Pecora by the Compensation Committee on January 2, 2015 which vested as to one-fourth of the options on the date of grant, and the remaining three-fourths of the options in three equal tranches upon the achievement of three specified milestones.

Option Exercises and Stock Vested during 2015

The following table sets forth information regarding options exercised and shares of our common stock acquired upon vesting by our Named Executive Officers during the fiscal ended December 31, 2015:

	Option Award		Stock Award
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
	(#)	($)	(#)	($)
Dave J. Mazzo	—	—	189,543	623,010
Chief Executive Officer (1)
Robin Smith	—	—	137,493	765,429
Former Chief Executive Officer (2)
Joseph Talamo	—	—	8,438	19,069
Chief Financial Officer (3)
Robert S. Vaters	—	—	135,365	397,870
Former President and Chief Financial Officer (4)
Robert Dickey, IV	—	—	—	—
Former Chief Financial Officer (5)
Robert Preti	—	—	—	—
President and Chief Scientific Officer of PCT
Douglas Losordo	—	—	10,000	15,900
Chief Medical Officer
Andrew Pecora	—	—	14,517	44,688
Former Chief Visionary Officer

(1)	Effective January 5, 2015, Dr. Mazzo was appointed to serve as Chief Executive Officer of the Company.

(2)
Effective January 5, 2015, Dr. Smith resigned from her position as CEO and was appointed Executive Chair of the Board. Effective June 5, 2015, Dr. Smith resigned from her position as Executive Chair of the Board while continuing to serve as chair person of the Board. Effective December 18, 2015, Dr. Smith resigned from the Board.

(3)	Effective October 5, 2015, Mr. Talamo was appointed to serve as Chief Financial Officer of the Company.

(4)
Effective January 5, 2015, Mr. Vaters was appointed to serve as President and Chief Financial Officer of the Company. Effective October 5, 2015, Mr. Vaters was no longer serving as President and Chief Financial Officer and was no longer an employee of the Company.

(5)	Effective January 5, 2015, Mr. Dickey was no longer serving as Chief Financial Officer and was no longer an employee of the Company.

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Non-qualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plan.

CALADRIUS DIRECTOR COMPENSATION

General Information

Directors who are employees of Caladrius or its subsidiaries do not receive additional cash compensation for serving as directors. Caladrius' non-employee directors are reimbursed for out-of-pocket travel expenses incurred in their capacity as Caladrius directors. Pursuant to Caladrius' 2015 Amended & Restated Equity Compensation Plan, all directors (including independent directors) are eligible to receive equity awards.

The following table sets forth information on all compensation to Caladrius' directors (other than as reflected in the Summary Compensation Table) for the year ended December 31, 2015.

	Fees Earned
	or	Stock	Option	Total
Name	Paid in Cash	Awards(1)	Awards(1)	Compensation
Richard Berman (2)	$40,000	$129,036	$—	$169,036
Steven S. Myers (3)	$40,000	$261,470	$—	$301,470
Drew Bernstein (4)	$21,522	$129,036	$65,921	$216,479
Eric C. Wei (5)	$40,000	$67,360	$—	$107,360
Martyn Greenacre (6)	$21,522	$74,820	$—	$96,342
Steven Klosk (7)	$40,000	$67,360	$—	$107,360
Peter Traber (8)	$37,667	$122,280	$77,588	$237,535
Andrew Pecora (9)	$13,333	$—	$181,095	$194,428
	$254,044	$851,362	$324,604	$1,430,010
_________________________________

(1)
Amounts shown under “Stock Awards" and "Option Awards” represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, in accordance with SEC rules. See Note 13 to the Notes to the Consolidated Financial Statements in the 2015 Form 10-K for a discussion of assumptions made in such valuations. All stock awards, option awards and other shares discussed in this table were issued under the Company's 2003 Equity Participation Plan or the 2009 Amended & Restated Equity Compensation Plan, with a per share price generally equal to the fair market value of a share of our common stock on the date of grant.

(2)
At December 31, 2015, Mr. Berman had a total of 38,766 shares in stock awards outstanding, of which 33,766 were vested, and options to purchase 34,939 shares of our common stock, all of which were vested.

(3)
At December 31, 2015, Mr. Myers had a total of 414,805 shares in stock awards outstanding, of which 334,805 were vested. and had options to purchase 34,939 shares of our common stock, all of which were vested.

(4)
At December 31, 2015, Mr. Bernstein had a total of 10,000 shares in stock awards outstanding, all of which were vested, and had options to purchase 141,369 shares of our common stock, all of which were vested.

(5)
At December 31, 2015, Mr. Wei had a total of 10,000 shares in stock awards outstanding, of which 5,000 were vested, and had options to purchase 15,000 shares of our common stock, all of which were vested.

(6)
At December 31, 2015, Mr. Greenacre had a total of 88,531 shares in stock awards outstanding, all of which were vested. warrants to purchase 25,000 shares of our common stock, all of which were vested.

(7)
At December 31, 2015, Mr. Klosk had a total of 32,000 shares in stock awards outstanding, of which 27,000 were vested, and had options to purchase 18,700 shares of our common stock, all of which were vested.

(8)
At December 31, 2015, Mr. Traber had a total of 10,000 shares in stock awards outstanding, of which 5,000 were vested, and had options to purchase 28,000 shares of our common stock, all of which were vested.

(9)
At December 31, 2015, Dr. Pecora had a total of 372,909 shares in stock awards outstanding, of which 356,626 were vested, had options to purchase 354,000 shares of our common stock, of which 337,333 were vested, and had warrants to purchase 35,860 shares of our common stock, all of which were vested.

On January 4, 2012 the Compensation Committee, after consultation with the Board, adopted the Caladrius 2012 Board of Directors Compensation Plan (the “Board of Directors Compensation Plan”), which provides that each Board member who is not an employee of Caladrius or one of its wholly-owned subsidiaries shall be authorized to receive, in such Board member's sole discretion, either (i) options to purchase 12,000 shares of our common stock; or (ii) a stock award of 12,000 shares of our common stock, in either case issued under and subject to the terms of the 2009 Plan, for his or her service as a Board member. These options and shares shall vest fully on the date of grant. The Board of Directors Compensation Plan further provides that the Chair of each Board Committee who is not an employee of the Company or any of its wholly-owned subsidiaries shall be authorized to additionally receive, in such Committee Chair's sole discretion, either (i) options to purchase 5,000 shares of our common stock; or (ii) a stock award of 5,000 shares of our common stock, in either case issued under and subject to the terms of the 2009 Plan, for his or her service as a Committee Chair. These options and shares shall vest fully on the date of grant. In each case, the exercise price of options authorized pursuant to the Board of Directors Compensation Plan shall be equal to the closing price of a share of our common stock on the date of grant. The foregoing shall be issued on January 4th of each year during the term of the Board of Directors Compensation Plan, commencing January 4, 2012. Directors who are not employees of Caladrius or its wholly-owned subsidiaries are also entitled to cash fees equal to $7,500 per calendar quarter commencing with the quarterly period ending March 31, 2012. Notwithstanding the foregoing, the Compensation Committee shall have the discretion to renew or adjust, as appropriate, this Board of Directors Compensation Plan at the end of each calendar year, including with respect to whether to continue offering the choice under such plan between options and stock. In accordance with the above, on January 4, 2012 the Company issued an aggregate of 41,000 options to purchase shares of our common stock at a per share exercise price of $5.20 and 58,000 shares of our common stock.

On January 3, 2013 the Compensation Committee, after consultation with the Board, amended the Board of Directors Compensation Plan which provides that for 2013 and thereafter, should a Board member who is not an employee of Caladrius or one of its wholly-owned subsidiaries elect, as their compensation, options to purchase our common stock over a common stock award as referenced above, the option award shall now equal 18,700 options (the common stock award of 12,000 shall remain the same should the Board member elect to receive shares of common stock over options) and should the Chair of a Board Committee elect to receive options over common stock, the Committee Chair shall be granted 7,800 options (the common stock award of 5,000 shall remain the same. All other terms of the Board of Directors Compensation Plan remain the same.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the number of shares of our Common Stock beneficially owned as of April 22, 2016 by:

•	each of our named executive officers;

•	each of our current directors;

•	all of our current directors and executive officers as a group; and

•	each person who is known by us to beneficially own 5% or more of our Common Stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person possesses sole or shared voting or investment power. Shares of our Common Stock that may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days after the date indicated in the table are deemed beneficially owned by the optionees or warrant holders. Unless otherwise indicated, and subject to any applicable community property laws, to Caladrius' knowledge the persons or entities named in the table below have sole voting and investment power with respect to all shares indicated as beneficially owned by them.
Unless otherwise indicated, the address of the beneficial owner is c/o Caladrius Biosciences, Inc., 106 Allen Road, Fourth Floor, Basking Ridge, NJ, 07920.
As of April 22, 2016, there were 59,012,461 shares of our Common Stock outstanding. As of such date, the current directors and executive officers of Caladrius collectively owned beneficially 8,199,356 shares, or approximately 13.1% of the outstanding shares.

Name and Address of Beneficial Holder	Number of Shares Beneficially Owned		Percentage of Common Stock Beneficially Owned
David J. Mazzo Chief Executive Officer and Director	766,509	(1)	1.3%
Robin L. Smith, M.D. Former Executive Chairman of the Board	1,907,490	(2)	3.2%
Joseph Talamo Chief Financial Officer	294,927	(3)	*
Robert S. Vaters Former President, Chief Financial Officer and Director	228,750		*
Robert Dickey IV Former Chief Financial Officer	12,066		*
Robert A. Preti, Ph.D. President and Chief Scientific Officer of PCT	699,337	(4)	1.2%
Douglas Losordo, M.D. Chief Medical Officer	330,038	(5)	*
Andrew L. Pecora, M.D. Director	755,102	(6)	1.3%
Richard Berman Director	82,705	(7)	*
Steven S. Myers Director	458,744	(8)	*
Eric H.C. Wei Director	2,556,988	(9)	4.3%
Steven Klosk Director	59,700	(10)	*
Peter G. Traber Director	47,000	(11)	*
All Directors and Executive Officers as a group (ten persons)	8,199,356	(12)	13.1%
IEA Private Investments Ltd.	4,172,435	(13)	7.1%
 * Beneficial ownership is less than 1%

The address for each officer and director is c/o Caladrius Biosciences, Inc., 420 Lexington Avenue, Suite 350, New York, NY 10170.

(1)	Includes options to purchase up to 303,125 shares of our common stock which are exercisable within 60 days of April 22, 2016.

(2)	Includes options to purchase up to 1,367,731 shares of our common stock which are exercisable within 60 days of April 22, 2016.

(3)	Includes options to purchase up to 191,562 shares of our common stock which are exercisable within 60 days of April 22, 2016.

(4)
Includes (i) options to purchase up to 379,155 shares of our common stock which are exercisable within 60 days of April 22, 2016, and (ii) warrants to purchase up to 34,305 shares of our common stock which are exercisable within 60 days of April 22, 2016.

(5)	Includes options to purchase up to 203,203 shares of our common stock which are exercisable within 60 days of April 22, 2016.

(6)
Includes (i) options to purchase up to 337,333 shares of our common stock which are exercisable within 60 days of April 22, 2016, and (ii) warrants to purchase up to 35,860 shares of our common stock which are exercisable within 60 days of April 22, 2016.

(7)	Includes options to purchase up to 34,939 shares of our common stock which are exercisable within 60 days of April 22, 2016.

(8)	Includes options to purchase up to 34,939 shares of our common stock which are exercisable within 60 days of April 22, 2016.

(9)
Includes (i) options to purchase up to 15,000 shares of common stock which are exercisable within 60 days of April 22, 2016; (ii) warrants to purchase up to 400,000 which are exercisable within 60 days of April 22, 2016 which are held by RimAsia; RimAsia Capital Partners GP, L.P. ("RimAsia GP") is the general partner of RimAsia; (iii) 19,000 shares by Mr. Wei, individually; (iv) 2,110,988 shares of common stock by RimAsia Capital Partners L.P., a Cayman Islands exempted limited partnership ("RimAsia LP"), and (v) 12,000 shares of common stock by RimAsia Capital Partners Manager, Ltd., a Cayman Islands exempted company ("RimAsia Manager"); RimAsia Capital Partners GP, Ltd. ("RimAsia Ltd.") is the general partner of RimAsia GP. RimAsia Manager is the fund manager of RimAsia GP and the manager of RimAsia. Mr. Wei is the managing partner of RimAsia, and indirect partner of RimAsia GP, a director of RimAsia Ltd. and a director of RimAsia Manager.

(10)	Includes options to purchase up to 18,700 shares of our common stock which are exercisable within 60 days of April 22, 2016.

(11)	Includes options to purchase up to 28,000 shares of our common stock which are exercisable within 60 days of April 22, 2016.

(12)	Includes options to purchase up to 3,406,274 shares of our common stock which are exercisable within 60 days of March 31, 2016.

(13)
Based on information provided in a Schedule 13G filed by IEA Private Investments Ltd. on March 18, 2016, consists of 3,313,215 shares of common stock and warrants to purchase an additional 859,220 shares of common stock. The investment and voting decisions of IEA Private Investments Ltd. are made by its board of directors, consisting of Mark Siao Hing Pu and Amy Wu Yee, each of whom, in such capacity, may be deemed to beneficially own such shares. The business address of IEA Private Investments Ltd. is 3003A, ONE Exchange Square, 8 Connaught Place, Central, Hong Kong.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Caladrius entered into an agreement with SPS Cardio, LLC (“SPS”) effective December 17, 2015, to out-license the patent and commercialization rights to our CD34 ischemic repair technology for the indications of acute myocardial infarction ("AMI") and CHF in selected non-U.S. territories. SPS is a venture capital firm that will fund this technology’s further development in these indications and designated countries. SPS intends to initiate, and subsequently to enroll and complete, a Phase 2 proof-of-concept clinical trial in India for the treatment of CHF. This trial will be conducted under internationally-accepted norms of cGMP and in such a fashion that the data will be acceptable for use as part of regulatory submissions to the US Food and Drug Administration and other international regulatory authorities. Caladrius will be eligible to receive royalties, together with a milestone payment, upon successful development and commercialization of any product eventually sold in the territories.  At the time of entering into the license agreement with SPS, Dr. Andrew Pecora was a director of Caladrius and he owned approximately 33% of SPS.
Policies and Procedures Concerning Related Party Transactions

The Audit Committee of our Board is responsible for reviewing and approving or ratifying all related party transactions. Our Board, acting upon the recommendation of its Audit Committee, has adopted a written policy with regard to related party transactions. The policy provides that related party transactions shall be brought to management’s and the Board’s attention. The procedures specify that at meetings of the Audit Committee, the Audit Committee will be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, the business purpose, and the respective benefits to the Company and the relevant related party. The policy sets forth certain factors that the Audit Committee is to take into consideration in determining whether to approve a related party transaction, which include:

•	whether the terms of the transaction are fair to the Company and on the same basis as would apply if the transaction did not involve a related party;

•	the business reasons for the Company to enter into the transaction;

•	whether the transaction would impair the independence of an independent director;

•
whether the transaction would present an improper conflict of interest for any director or executive officer, taking into account the size of the transaction, the overall financial position of the director, executive officer or other related party, the direct or indirect nature of the director’s, executive officer’s or other related party’s interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the Audit Committee deems relevant.

The procedures provide that in the event a member of the Audit Committee has an interest in the transaction under discussion, he will abstain from voting on the approval of the transaction, but may, if so requested by the chair of the Audit Committee and permitted under NASDAQ regulations, participate to the extent requested in discussions of the transaction. By “related party transaction,” we mean a transaction requiring disclosure under Item 404(a) of Regulation S-K between the Company or any of its subsidiaries, on the one hand, and an executive officer, director, person known to be a 5% beneficial owner of the Company, or an immediate family member of any of the foregoing, on the other hand.
Director Independence

For information regarding director independence, please refer to the discussion set forth in Item 10 under the caption, "Corporate Governance-Director Independence."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Accounting Fees and Other Accounting Matters

Grant Thornton was engaged to serve as the Company's independent registered public accounting firm in 2015 and 2014, and accordingly, audited the Company's financial statements for the fiscal years ended December 31, 2015 and 2014. The following table sets forth a summary of the fees billed or expected to be billed to us by Grant Thornton for professional services rendered for the fiscal year ended December 31, 2015 and 2014.

Fee Category	Fiscal 2015 Fees	Fiscal 2014 Fees
Audit Fees(1)	$779,088	$594,844
Audit-Related Fees(2)	$262,500	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$540,527
Total Fees	$1,041,588	$1,135,371
_________________________________

(1)
Audit Fees consist of aggregate fees billed or expected to be billed for professional services rendered for the audit of the Company's annual consolidated financial statements included in the Company's Annual Reports on Form 10-K and review of the interim consolidated financial statements included in Quarterly Reports on Form 10-Q or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2015 and 2014, respectively.

(2)
Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under “Audit Fees.” The audit related services performed in 2015 were for services provided at the Company’s subsidiary.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) FINANCIAL STATEMENTS:

Reference is made to the Index to Financial Statements and Financial Statement Schedule on Page 72 of the 2015 Annual Report.

(a)(2) FINANCIAL STATEMENT SCHEDULE:

Reference is made to the Index to Financial Statements and Financial Statement Schedule commencing on Page 66 of the 2015 Annual Report. All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements or Notes thereto.

(a)(3) EXHIBITS:

The following is a descriptive list of the exhibits that were previously filed and are incorporated by reference with the location of the exhibit in the previous filing as indicated.

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

10.7
First Amendment to Office Lease dated December 10, 2010, by and between WW VKO Owner, LLC and California Stem Cell, Inc; Second Amendment to Office Lease dated February 1, 2012, by and between CGGL 18301 LLC, and California Stem Cell, Inc. Third Amendment to Office Lease dated February 28, 2014, by and between CGGL 18301 LLC, and California Stem Cell, Inc.; and Fourth Amendment to Office Lease Agreement, executed December 19, 2014, effective April 1, 2015, by and between the Company and CGGL 18301 LLC. (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC on March 2, 2015).

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

10.10	The Company 2003 Equity Participation Plan, as amended (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1/A, File No. 333-137045, filed with the SEC on November 3, 2006).+

10.11	Form of Stock Option Agreement (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as filed with the SEC on March 30, 2004).+

10.12	Form of Option Agreement dated July 20, 2005 (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 as filed with the SEC on August 15, 2005).+

10.13	Amended and Restated Company 2009 Equity Compensation Plan, as amended (filed as Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed on August 29, 2014).+

10.14
Form of Stock Option Grant Agreement under the Company 2009 Equity Compensation Plan (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as filed with the SEC on August 16, 2010).+

10.15
Description of the Company's Board of Directors Compensation Plan (incorporated by reference to the first paragraph of Item 5.02 contained within the Company's Current Report on Form 8-K dated January 4, 2012, and the last paragraph appearing under Item 11 of this Annual Report on Form 10-K for the fiscal year ended December 31, 2012).+

10.16
The Company's 2012 Employee Stock Purchase Plan (filed as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A for the 2012 Annual Meeting of Stockholders as filed with the SEC on September 7, 2012).+

10.17	Loan and Security Agreement, dated September 26, 2014, by and between the Company and Oxford Finance LLC. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 26, 2014).

10.18	Employment Agreement between the Company and Dr. Robin L. Smith, dated May 26, 2006 (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated June 2, 2006).+

10.19	January 26, 2007 Amendment to Employment Agreement of Dr. Robin L. Smith (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 26, 2007).+

10.20	September 27, 2007 Amendment to Employment Agreement of Dr. Robin L. Smith (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 27, 2007).+

10.21	Letter agreement dated January 9, 2008 with Dr. Robin L. Smith (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 9, 2008).+

10.22
Amendment dated July 29, 2009 to Employment Agreement dated May 26, 2006 between the Company and Dr. Robin L. Smith (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 29, 2009).+

10.23
Amendment dated April 4, 2011 to Employment Agreement dated May 26, 2006 between the Company and Dr. Robin L. Smith (filed as Exhibit 10.66 to the Company's Annual Report on From 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on April 6, 2011).+

10.24
Amendment dated November 13, 2012 to Employment Agreement dated May 26, 2006 between the Company and Dr. Robin L. Smith (filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the SEC on March 8, 2013).+

10.25
Letter Agreement dated March 11, 2014 to Employment Agreement dated May 26, 2006 between the Company and Dr. Robin L. Smith (filed as Exhibit 10.49 to the Company's Annual Report on Form 10-K filed with the SEC on March 13, 2014).+

10.26
Amendment dated as of January 1, 2015, to Employment Agreement by and between the Company and Dr. Robin L. Smith, dated May 26, 2006 (filed as Exhibit 10.1 on the Company's Current Report on Form 8-K filed with the SEC on January 5, 2015).+

10.27
Amendment, dated as of January 16, 2015, to Amendment dated as of January 1, 2015 to Employment Agreement by and between the Company and Dr. Robin L. Smith (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 16, 2015).+

10.28
Consulting Agreement, dated as of December 18, 2015 by and between the Company and Dr. Robin L. Smith (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 23, 2015).+

10.29	January 26, 2007 Employment Agreement with Catherine M. Vaczy, Esq. (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated January 26, 2007).+

10.30	Letter agreement dated January 9, 2008 with Catherine M. Vaczy, Esq. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 9, 2008).+

10.31	Letter Agreement dated July 8, 2009 between the Company and Catherine M. Vaczy, Esq. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 6, 2009).+

10.32
Letter Agreement dated July 7, 2010 between the Company and Catherine M. Vaczy, Esq. (filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 as filed with the SEC on November 12, 2010).+

10.33
Letter Agreement dated January 6, 2012 between the Company and Catherine M. Vaczy, Esq. (filed as Exhibit 10.92 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 20, 2012).+

10.34
Letter Agreement dated November 13, 2012 between the Company and Catherine M. Vaczy, Esq. (filed as Exhibit 10.57 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the SEC on March 8, 2013).+

10.35	Letter Agreement, dated July 12, 2013, between the Company and Catherine M. Vaczy, Esq. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 12, 2013).+

10.36	Letter Agreement, dated March 11, 2014, between the Company and Catherine M. Vaczy, Esq. (filed as Exhibit 10.57 to the Company's Annual Report on Form 10-K filed with the SEC on March 13, 2014).+

10.37	Letter Agreement, dated August 4, 2014, between the Company and Catherine M. Vaczy, Esq. (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q with the SEC on August 7, 2014).+

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

10.41
Employment Agreement, dated as of September 23, 2010 and effective on January 19, 2011, by and between PCT, the Company, and Andrew L. Pecora, M.D., F.A.C.P. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 18, 2011 and filed with the SEC on January 24, 2011).+

10.42
Amendment dated August 17, 2011 to Employment Agreement dated September 23, 2010 and effective January 19, 2011 between PCT, the Company, and Andrew L. Pecora, M.D., F.A.C.P. (filed as Exhibit 10.95 to the Company's Registration Statement on Form S-4, File No. 333-176673, filed with the SEC on September 2, 2011).+

10.43
Letter Agreement dated April 11, 2012 between the Company and Andrew Pecora, M.D., F.A.C.P. (filed as Exhibit 10.107 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2011 as filed with the SEC on April 27, 2012).+

10.44
Amendment dated July 31, 2013 and effective August 5, 2013, by and among Andrew L. Pecora, M.D., FACP, the Company, PCT, and Amorcyte, LLC (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 5, 2013).+

10.45
Employment Agreement, dated as of September 23, 2010 and effective on January 19, 2011, by and between PCT, the Company, and Robert A. Preti, PhD (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 18, 2011 and filed with the SEC on January 24, 2011).+

10.46
First Amendment to Employment Agreement, dated as of October 27, 2014, to Employment Agreement dated as of September 23, 2010 and effective on January 9, 2011, by and between PCT, the Company, and Robert A. Preti, PhD. (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 as filed with the SEC on October 30, 2014).+

10.47
Employment Agreement dated and effective as of December 22, 2015, to First Amendment to Employment dated as of October 27, 2014 to Employment Agreement dated as of September 23, 2010 and effective January 19, 2011, by and between the Company and Robert A. Preti, PhD (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 23, 2015).+

10.48
Form of Indemnification Agreement for executive officers (filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC on March 2, 2015).

10.49
Letter Agreement dated June 28, 2011 between the Company and Joseph Talamo (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 as filed with the SEC on August 12, 2011).+

10.50 Offer Letter Amendment dated October 6, 2015, to Employment Agreement dated June 28, 2011 and effective October 6, 2015, by and between the Company and Joseph Talamo (filed as Exhibit 10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the SEC on March 15, 2016).+

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

10.55
Employment Agreement, dated as of January 5, 2015 and effective on January 5, 2015, by and between the Company and David J. Mazzo, Ph.D. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 5, 2015).+

10.56
Amendment, dated as of January 16, 2015, to Employment Agreement, dated as of January 5, 2015 and effective on January 5, 2015, by and between the Company and David J. Mazzo, Ph.D. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 16, 2015).+

10.57
Employment Agreement, dated as of January 5, 2015 and effective on January 5, 2015, by and between the Company. and Robert S. Vaters (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 5, 2015).+

10.58
Amendment, dated as of January16, 2015, to Employment Agreement, dated as of January 5, 2015 and effective on January 5, 2015, by and between the Company and Robert S. Vaters (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 16, 2015).+

10.59 Separation Agreement, dated as of October 5, 2015, to Employment Agreement, dated January 5, 2015, by and between Company and Robert S. Vaters (filed as Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the SEC on March 15, 2016).+

10.60
Common Stock Purchase Agreement, dated as of May 4, 2015, by and between the Company and Aspire Capital Fund, LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as filed with the SEC on May 6, 2015).

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

10.65	Consulting Agreement, dated December 18, 2015, between the Company and Dr. Robin L. Smith (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2015).+

10.66
Employment Agreement, dated and effective as of December 22, 2015, among PCT, the Company, and Robert Preti, PhD (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2015).+

14.1	Code of Ethics for Senior Financial Officers (filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on April 6, 2011).

21.1	Subsidiaries of Caladrius Biosciences, Inc (filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the SEC on March 15, 2016).

23.1	Consent of Grant Thornton LLP (filed as Exhibit 23.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the SEC on March 15, 2016).

31.1
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the SEC on March 15, 2016).

31.2
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the SEC on March 15, 2016).

31.3†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the SEC on March 15, 2016).

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the SEC on March 15, 2016).

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
†    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on April 29, 2016.

CALADRIUS BIOSCIENCES, INC.
By: /s/ David J. Mazzo, PhD Name: David J. Mazzo Title: Chief Executive Officer