Form 10-Q
period 2016-03-31
Caladrius Biosciences, Inc.
filed 2016-05-05
CIK 320017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2016

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
Yes  ☐     No  ☒
59,033,464 Shares, $.001 Par Value, as of May 5, 2016

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

•	our ability to satisfy our obligations under our loan agreement; and

•	other factors discussed in "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 15, 2016 (our "2015 Form 10-K").

The factors discussed herein, including those risks described in "Item 1A. Risk Factors" and elsewhere in our 2015 Form 10-K and in our other periodic filings with the SEC, which are available for review at www.sec.gov, could cause actual results and developments to be materially different from those expressed or implied by such statements. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Index

Index

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS
Item 1. Consolidated Financial Statements

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$25,426,166	$20,318,411
Accounts receivable, net of allowance for doubtful accounts of $0 at March 31, 2016 and December 31, 2015, respectively	2,612,832	2,566,101
Deferred costs	3,986,178	2,911,743
Prepaid expenses and other current assets	3,592,788	3,476,177
Total current assets	35,617,964	29,272,432
Property, plant and equipment, net	16,923,763	17,064,900
Goodwill	7,013,315	7,013,315
Intangible assets, net	2,735,380	2,877,880
Other assets	894,524	976,768
Total assets	$63,184,946	$57,205,295
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$3,984,710	$4,107,388
Accrued liabilities	6,322,955	6,198,488
Long-term debt, current	1,158,799	4,171,456
Notes payable, current	1,358,598	1,192,666
Unearned revenues	5,638,649	5,345,225
Total current liabilities	18,463,711	21,015,223
Long-term Liabilities
Deferred income taxes	986,040	932,662
Notes payable	450,427	583,041
Unearned revenues - long-term	2,776,416	—
Long-term debt	7,492,555	10,828,544
Other long-term liabilities	432,802	562,001
Total liabilities	$30,601,951	$33,921,471
Commitments and Contingencies (see Note 15)
Redeemable Securities	19,400,000	—
EQUITY
Stockholders' Equity
Preferred stock, authorized, 20,000,000 shares Series B convertible redeemable preferred stock liquidation value, 1 share of common stock, $.01 par value; 825,000 shares designated; issued and outstanding, 10,000 shares at March 31, 2016 and December 31, 2015	100	100
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding, 59,123,260 and 56,733,012 shares, at March 31, 2016 and December 31, 2015, respectively	59,123	56,733
Additional paid-in capital	398,423,589	396,496,341
Treasury stock, at cost; 109,989 shares at March 31, 2016 and December 31, 2015, respectively	(707,637)	(707,637)
Accumulated deficit	(384,113,407)	(372,132,490)
Accumulated other comprehensive income	—	486
Total Caladrius Biosciences, Inc. stockholders' equity	13,661,768	23,713,533
Noncontrolling interests	(478,773)	(429,709)
Total equity	13,182,995	23,283,824
Total liabilities and equity	$63,184,946	$57,205,295
See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues	$7,489,479	$3,172,279

Costs and expenses:
Cost of revenues	6,228,256	3,368,612
Research and development	5,876,178	6,803,632
Selling, general, and administrative	6,458,331	11,087,899
Total operating costs and expenses	18,562,765	21,260,143

Operating loss	(11,073,286)	(18,087,864)

Other income (expense):
Other income (expense), net	5,685	(546,027)
Interest expense	(926,817)	(550,964)
	(921,132)	(1,096,991)

Loss before provision for income taxes and noncontrolling interests	(11,994,418)	(19,184,855)
Provision for income taxes	53,378	46,633
Net loss	(12,047,796)	(19,231,488)

Less - loss attributable to noncontrolling interests	(66,879)	(44,592)
Net loss attributable to Caladrius Biosciences, Inc. common stockholders	$(11,980,917)	$(19,186,896)

Basic and diluted loss per share attributable to Caladrius Biosciences, Inc. common stockholders	$(0.21)	$(0.51)
Weighted average common shares outstanding	57,380,438	37,594,894

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(12,047,796)	$(19,231,488)

Other comprehensive loss:
Available for sale securities - net unrealized loss	(486)	(1,329)
Total other comprehensive loss	(486)	(1,329)

Comprehensive loss	(12,048,282)	(19,232,817)

Comprehensive loss attributable to noncontrolling interests	(66,879)	(44,592)

Comprehensive loss attributable to Caladrius Biosciences, Inc. common stockholders	$(11,981,403)	$(19,188,225)

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at Dec 31, 2014	10,000	$100	36,783,857	$36,784	$350,428,903	$1,329	$(291,246,538)	$(705,742)	$58,514,836	$(441,047)	$58,073,789
Net loss	—	—	—	—	—	—	(19,186,896)	—	(19,186,896)	(44,592)	(19,231,488)
Unrealized gain/loss on marketable securities	—	—	—	—	—	(1,329)	—	—	(1,329)	—	(1,329)
Share-based compensation	—	—	470,289	470	3,715,289	—	—	—	3,715,759	—	3,715,759
Proceeds from issuance of common stock	—	—	2,169,765	2,170	7,409,658	—	—	—	7,411,828	—	7,411,828
Change in Ownership in Subsidiary	—	—	—	—	(50,537)	—	—	—	(50,537)	50,537	—
Balance at March 31, 2015	10,000	$100	39,423,911	$39,424	$361,503,313	$—	$(310,433,434)	$(705,742)	$50,403,661	$(435,102)	$49,968,559

	Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Caladrius Biosciences, Inc. Stockholders' Equity	Non- Controlling Interest in Subsidiary	Total Equity
	Shares	Amount	Shares	Amount
Balance at Dec 31, 2015	10,000	$100	56,733,012	$56,733	$396,496,341	$486	$(372,132,490)	$(707,637)	$23,713,533	$(429,709)	$23,283,824
Net loss	—	—	—	—	—	—	(11,980,917)	—	(11,980,917)	(66,879)	(12,047,796)
Unrealized gain/loss on marketable securities	—	—	—	—	—	(486)	—	—	(486)	—	(486)
Share-based compensation	—	—	921,808	922	850,323	—	—		851,245	—	851,245
Proceeds from issuance of common stock	—	—	1,468,440	1,468	1,094,740	—	—	—	1,096,208	—	1,096,208
Change in Ownership in Subsidiary - Athelos	—	—	—	—	(17,815)	—	—	—	(17,815)	17,815	—
Balance at March 31, 2016	10,000	$100	59,123,260	$59,123	$398,423,589	$—	$(384,113,407)	$(707,637)	$13,661,768	$(478,773)	$13,182,995

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(12,047,796)	$(19,231,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	851,246	3,715,759
Depreciation and amortization	737,158	604,440
Change in acquisition-related contingent consideration	—	550,000
Loss on disposal of assets	591,307	—
Bad debt recovery	—	(1,873)
Deferred income taxes	53,378	46,633
Accretion on marketable securities	—	29,724
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(116,610)	52,331
Accounts receivable	(46,730)	1,144,356
Deferred costs	(1,074,435)	(1,054,362)
Unearned revenues	3,069,840	1,171,699
Other assets	81,754	(61,711)
Accounts payable, accrued liabilities and other liabilities	(127,410)	(1,205,775)
Net cash used in operating activities	(8,028,298)	(14,240,267)
Cash flows from investing activities:
Sale of marketable securities	—	7,049,000
Acquisition of property, plant and equipment	(1,044,827)	(344,530)
Net cash (used in) provided by investing activities	(1,044,827)	6,704,470
Cash flows from financing activities:
Net proceeds from issuance of common stock	1,096,208	7,411,828
Repayment of long-term debt	(6,348,646)	—
Proceeds from notes payable	368,615	340,270
Repayment of notes payable	(335,297)	(259,077)
Sale of ownership interest in subsidiary	19,400,000	—
Net cash provided by financing activities	14,180,880	7,493,021
Net increase (decrease) in cash and cash equivalents	5,107,755	(42,776)
Cash and cash equivalents at beginning of period	20,318,411	19,174,061
Cash and cash equivalents at end of period	$25,426,166	$19,131,285

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$973,729	$372,550

See accompanying notes to consolidated financial statements.

Index

CALADRIUS BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – The Business

Overview

Caladrius Biosciences, Inc. (“we,” “us,” "our," “Caladrius” or the “Company”), through its subsidiary, PCT, LLC, a Caladrius CompanyTM ("PCT"), is a leading provider of development and manufacturing services to the cell and cell-based gene therapy industry. PCT has significant cell therapy-specific experience and expertise, an expansive list of noteworthy clients and significant revenue growth over the past two years. Notably, PCT and Hitachi Chemical Co. America, Ltd. and Hitachi Chemical Co., Ltd. (each independently or collectively referred to herein as "Hitachi Chemical") entered into a strategic collaboration to accelerate the creation of a global commercial cell therapy development and manufacturing enterprise with deep engineering expertise. Caladrius leverages both its internal specialized cell therapy clinical development expertise and PCT’s prowess to select and develop early-stage cell therapy candidates with the intention of partnering these candidates post proof-of-concept in man to both generate value for our shareholders and to expand PCT’s client base. Our current lead product candidate, CLBS03, is a T regulatory cell (“Treg”) clinical Phase 2 therapy targeting adolescents with recent-onset type 1 diabetes.

Cell Therapy Development and Manufacturing

PCT is a leading cell therapy development and manufacturing provider (often called a contract development and manufacturing organization, or "CDMO"), specializing in cell and cell-based gene therapies. PCT offers high-quality development and manufacturing capabilities (e.g., current Good Manufacturing Practice (“cGMP”) manufacturing systems and facilities), quality systems, cell and tissue processing, logistics, storage and distribution and engineering solutions (e.g., process and assay development, optimization and automation) to clients with therapeutic candidates at all stages of development. PCT produces clinical supplies and ultimately, intends also to produce commercial product for its clients. PCT has worked with over 100 clients and produced over 20,000 cell therapy products since it was founded 17 years ago. PCT’s manufacturing services are designed to reduce the capital investment and time required by clients to advance their development programs compared to conducting the process development and manufacturing in-house. PCT has demonstrated regulatory expertise, including the support of over 50 U.S. and European Union ("EU") regulatory filings for clients and expertise across multiple cell types and therapeutic applications, including immunotherapy (e.g. CAR-T therapies), neuro/endocrine therapies, hematopoietic replacement and tissue repair/regeneration. PCT offers a complete development pathway for its clients, with services supporting preclinical through commercial phase, all underpinned by timely process optimization and automation support. We currently operate facilities qualified under cGMPs in each of Allendale, New Jersey and Mountain View, California, including EU-compliant production capacity. On March 11, 2016, PCT entered into a strategic collaboration and license agreement with Hitachi Chemical to accelerate the creation of a global commercial cell therapy development and manufacturing enterprise with deep engineering expertise. PCT is positioned to expand its capacity both in the United States and internationally, as needed. As the industry continues to mature and a growing number of cell therapy companies approach commercialization, we believe that PCT is well positioned to serve as an external manufacturing partner of choice for commercial-stage cell therapy companies.

CLBS03

We are developing, through the utilization of our core development and manufacturing expertise, a product candidate that is an innovative therapy for type 1 diabetes mellitus ("TID"). This therapy is based on a proprietary platform technology for immunomodulation. We have selected as an initial target the unmet medical need of pediatric patients who are newly diagnosed with T1D. This program is based on the use of T regulatory cells ("Tregs") to treat diseases caused by imbalances in an individual's immune system. This novel approach seeks to restore immune balance by enhancing Treg number and function. Tregs are a natural part of the human immune system and regulate the activity of T effector cells; the cells that are responsible for protecting the body from viruses and other foreign antigens. When Tregs function properly, only harmful foreign materials are attacked by T effector cells. In autoimmune disease, however, it is thought that deficient Treg activity and numbers permit the T effector cells to attack the body's own beneficial cells. In the case of T1D, there are currently no curative treatments, only lifelong insulin therapy, which often does not prevent serious co-morbidities. Two Phase 1 clinical trials of this technology in T1D patients demonstrated safety and tolerance, feasibility of manufacturing, an implied durability of effect and an early indication of efficacy through the preservation of beta cell function. In the first quarter of 2016 we commenced patient enrollment in the first of two cohorts in The Sanford Project: T-Rex Study, a Phase 2 prospective, randomized, placebo-controlled, double-blind clinical trial to evaluate the safety and efficacy of our Treg product candidate, CLBS03, in adolescents with recent onset T1D. After the three-month follow-up of the first cohort of 18 patients, which is expected in early 2017, an initial safety analysis of the data and early analysis of immunological biomarkers will be undertaken. Satisfactory evaluation of the safety of the initial cohort as agreed by us, our independent Data Safety Monitoring Board and the U.S. Food and Drug Administration ("FDA") will then prompt the enrollment of the remaining

Index

93 patients. A subsequent interim analysis of efficacy is planned after approximately 50% of patients reach the six-month follow-up milestone. We entered into a strategic collaboration with Sanford Research to support the execution of this trial. Sanford Research is a U.S.-based non-profit research organization that supports an emerging translational research center focused on finding a cure for T1D.

Additional Technology Platforms

Our broad intellectual property portfolio of cell therapy assets includes notable programs available for out-licensing and partnering in order to continue our clinical development. These include platforms using tumor cell/dendritic cell technology for immuno-oncology and CD34 technology for ischemic repair. Both have the benefit of promising Phase 2 clinical data and are applicable to multiple indications. The immuno-oncology platform is based on our extensive intellectual property portfolio and includes CLBS20, a candidate for metastatic melanoma which was investigated in two Phase 2 trials and recently in a discontinued Phase 3 clinical trial. With respect to our ischemic repair platform, the Company's Clinical Trial Notification for a pivotal Phase 2 trial investigating CLBS12 (a candidate for critical limb ischemia "CLI") was submitted to the Japanese Pharmaceuticals and Medical Devices Agency ("PMDA") and was cleared to proceed. The protocol design was agreed with PMDA and if successful, could provide the basis for a conditional approval under Japan's favorable regenerative medicine law. We are seeking to collaborate on CLBS12 with development and/or manufacturing partners. In January 2016, we out-licensed our CD34 technology to SPS Cardio, LLC for chronic heart failure and acute myocardial infarction (candidate CLBS10) in India and other designated territories and non-major world markets outside the United States. Furthermore, a cell-derived dermatological product technology for topical skin application was out-licensed in February 2016 to AiVita Biomedical, Inc. ("AiVita"), which it intends to distribute through ALPHAEON Corporation. Finally, our Treg immune modulation platform has potential applications across multiple autoimmune and allergic diseases beyond TID for which we are exploring partnering opportunities, including steroid-resistant asthma, multiple sclerosis, chronic obstructive pulmonary disease, inflammatory bowel disease, graft versus host disease, lupus and rheumatoid arthritis.

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

Financial Information & Liquidity

On March 11, 2016, PCT and Caladrius entered into a global licensing, development and equity collaboration with Hitachi Chemical, a Japanese-based global conglomerate with a growing franchise in life sciences including regenerative medicine ("Hitachi Transaction"), and will receive an aggregate of $25.0 million in cash, of which $22.5 million was received in March 2016, and the remainder expected to be received before the end of 2016. PCT will retain $10.0 million of the $25.0 million proceeds, and Caladrius received $15.0 million of the proceeds. Concurrent with the Hitachi Transaction, Caladrius used $7.0 million of the proceeds to repay a portion of the outstanding loan with Oxford Finance. In addition to the Hitachi Transaction, the Company anticipates requiring additional capital in order to grow the PCT business, to fund the development of CLBS03, to fund other operating expenses and to make principal and interest payments on the loan with Oxford Finance. To meet its short and long term liquidity needs, the Company currently expects to use existing cash and cash equivalents balances, revenue generating activities and a variety of other means, including its common stock purchase agreements with Aspire Capital. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, option exercises, partnerships and/or collaborations and/or sale of assets. In addition, the Company will continue to seek as appropriate grants for scientific and clinical studies from various governmental agencies and foundations. The Company believes that the proceeds received in the Hitachi Transaction, along with its current cash, its revenue generating activities, and its access to funds under its agreement with Aspire Capital, will be sufficient to fund its operations for the next twelve months. While the Company continues to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all. If the Company is unable to access capital necessary to meet its long-term liquidity needs, it may have to delay or discontinue the development of CLBS03, and/or the expansion of its business or raise funds on terms that the Company currently consider unfavorable.

On February 25, 2016, the Company received written notification from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“NASDAQ”) notifying the Company that for the preceding 30 consecutive business days, the Company’s common stock did not maintain a minimum closing bid price of $1.00 (“Minimum Bid Price Requirement”) per share as required by NASDAQ Listing Rule 5550(a)(2). The notice had no immediate effect on the listing or trading of the Company’s common stock and the common stock continues to trade on The NASDAQ Capital Market under the symbol “CLBS.”

Index

In accordance with NASDAQ Listing Rule 5810(c)(3)(A), the Company has a grace period of 180 calendar days, or until August 23, 2016, to regain compliance with NASDAQ Listing Rule 5550(a)(2). Compliance can be achieved automatically and without further action if the closing bid price of the Company’s stock is at or above $1.00 for a minimum of 10 consecutive business days at any time during the 180-day compliance period, in which case NASDAQ will notify the Company of its compliance and the matter will be closed.

If, however, the Company does not achieve compliance with the Minimum Bid Price Requirement by August 23, 2016, the Company may be eligible for additional time to comply. In order to be eligible for such additional time, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, with the exception of the Minimum Bid Price Requirement, and must notify NASDAQ in writing of its intention to cure the deficiency during the second compliance period.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2016 and the results of its operations and its cash flows for the periods presented. The unaudited consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2015, 2014 and 2013 included in our 2015 Form 10-K. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company makes critical estimates and assumptions in determining the fair values of goodwill for potential goodwill impairments, fair values of in-process R&D assets, fair values of acquisition-related contingent considerations, useful lives of our tangible and intangible assets, allowances for doubtful accounts, and stock-based awards values. Accordingly, actual results could differ from those estimates and assumptions.

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

Entity	Percentage of Ownership	Location
Caladrius Biosciences, Inc.	100%	United States of America
NeoStem Therapies, Inc.	100%	United States of America
Stem Cell Technologies, Inc.	100%	United States of America
Amorcyte, LLC	100%	United States of America
PCT, LLC, a Caladrius Company (1)	80.1%	United States of America
NeoStem Family Storage, LLC (1)	80.1%	United States of America
Athelos Corporation (2)	97.3%	United States of America
PCT Allendale, LLC (1)	80.1%	United States of America
NeoStem Oncology, LLC	100%	United States of America

Index

_________________________________________________________________
(1) As of March 31, 2016, Hitachi's ownership interest was 19.9% (see Note 3).
(2) As of March 31, 2016, Becton Dickinson's ownership interest was 2.7%.

Note 2 – Summary of Significant Accounting Policies

In addition to the policies below, our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our 2015 Form 10-K. There were no changes to these policies during the three months ended March 31, 2016.

Concentration of Risks
We are subject to credit risk from our portfolio of cash and cash equivalents and marketable securities. Under our investment policy, we limit amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. Cash is held at major banks in the United States. Therefore, the Company is not exposed to any significant concentrations of credit risk from these financial instruments. The goals of our investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk; liquidity of investments sufficient to meet cash flow requirements, and a competitive after-tax rate of return.
We are also subject to credit risk from our accounts receivable related to our services. The majority of our trade accounts receivable arises from services in the United States.
For the three months ended March 31, 2016, the 3 largest customers represented 50% of total revenues recognized, the largest of which was 20%. As of March 31, 2016, 3 customers represented 54% of our accounts receivable, the largest of which was 30%.

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

Goodwill

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. The Company reviews goodwill at least annually, or at the time a triggering event is identified for possible impairment. Goodwill is reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company tests its goodwill each year on December 31. The Company reviews the carrying value of goodwill utilizing an income approach model, and, where appropriate, a market value approach is also utilized to supplement the discounted cash flow model. The Company makes assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s estimated fair value. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges. In accordance with its accounting policy, the Company tested goodwill for impairment as of December 31, 2015 and June 30, 2015 and determined as of December 31, 2015 goodwill valued at $18.2 million was impaired.

Definite-Lived Intangible Assets

Definite-lived intangible assets consist of customer lists, manufacturing technology, tradenames, patents and rights. These intangible assets are amortized on a straight line basis over their respective useful lives. The Company reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. If other events or changes in circumstances indicate that the carrying amount of an asset that the Company expects to hold and use may not be recoverable, the Company will estimate the undiscounted future cash flows expected to result

Index

from the use of the asset and/or its eventual disposition, and recognize an impairment loss, if any. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. No triggering events were noted in the quarter ended March 31, 2016 that would require interim impairment assessment.

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

Clinical Services Reimbursements: The Company separately charges the customers for the expenses associated with certain consumable resources (reimbursable expenses) that are specified in each clinical services contract. On a monthly basis, the Company bills customers for reimbursable expenses and immediately recognizes these billings as revenue, as the revenue is deemed earned as reimbursable expenses are incurred. For the three months ended March 31, 2016 and 2015, clinical services reimbursements were $1.3 million and $0.5 million, respectively.

Processing and Storage Services: The Company recognizes revenue related to the collection and cryopreservation of autologous adult stem cells when the cryopreservation process is completed which is approximately twenty-four hours after cells have been collected. Revenue related to advance payments of storage fees is recognized ratably over the period covered by the advance payments.

License Fees: PCT and Hitachi Chemical also entered into an exclusive license agreement for Asia pursuant from which PCT will receive $5.6 million from Hitachi Chemical in three fee driven payments throughout 2016.  PCT licensed to Hitachi Chemical certain cell therapy technology and know-how (including an exclusive license to use the PCT brand in Asia) and agreed to provide Hitachi Chemical with certain training and support.  As additional consideration, Hitachi Chemical will pay PCT royalties on contract revenue generated in Asia for a minimum of ten years. The initial term of the License Agreement is ten years and may be automatically extended for successive additional two year terms. The Company recognizes the payments as revenue on a straight-line basis over the initial ten-year term. In March 2016, PCT received $3.1 million under the Technology License

Index

Agreement. For the three months ended March 31, 2016, the Company recognized $0.02 million of license fee revenue. As of March 31, 2016, $0.3 million of Hitachi license fees were included in unearned revenue, and $2.8 million was included in unearned revenue - long-term.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires that a lessee recognize lease assets and lease liabilities for those leases classified as operating leases. The guidance is effective for interim and annual periods beginning after December 15, 2018, and will be applied at the beginning of the earliest period presented using a modified retrospective approach. This ASU may have a material impact on the Company’s financial statements. The impact on the Company’s results of operations is currently being evaluated. The impact of the ASU is non-cash in nature and will not affect the Company’s cash position.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, accounting for forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The guidance will be applied prospectively, retrospectively, or by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted, dependent upon the specific amendment that is adopted within the ASU. The Company is currently evaluating the effect that adopting this new guidance will have on the consolidated results of operations, cash flows, and financial position.

Note 3 – Collaboration and License Agreement

Hitachi

On March 11, 2016, PCT entered into a global collaboration that includes licensing, development and equity components with Hitachi Chemical to develop our PCT business outside of the United States. This collaboration consists of an equity investment in and a license agreement with PCT.

Under the equity investment agreement, Hitachi Chemical purchased a 19.9% membership interest in PCT for $19.4 million of which $15.0 million of proceeds was distributed to Caladrius from PCT and $4.4 million remained at PCT to be used for the continued expansion and improvements at PCT in support of commercial product launch readiness as well as for general corporate purposes. Caladrius remains the majority shareholder retaining an 80.1% ownership interest.

PCT and Hitachi Chemical also entered into an exclusive license agreement for the acceleration of the creation of a global commercial cell therapy development and manufacturing expertise in Asia pursuant from which PCT will receive $5.6 million from Hitachi Chemical in three fee driven payments throughout 2016.  PCT licensed certain cell therapy technology and know-how (including an exclusive license in Asia) and agreed to provide Hitachi Chemical with certain training and support.  As additional consideration, Hitachi Chemical will pay PCT royalties on contract revenue generated in Asia for a minimum of ten years.

Lastly, as part of the transaction, PCT and Hitachi Chemical agreed to explore the possibility of pursuing a collaboration in cell therapy contract development and manufacturing in Europe.

Note 4 – Available-for-Sale-Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our Consolidated Balance Sheets (in thousands):

Index

	March 31, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificate of deposits	$—	$—	$—	$—	$249.0	$—	$—	$249.0
Corporate debt securities	—	—	—	—	1,047.2	—	—	1,047.2
Money market funds	1,409.0	—	—	1,409.0	837.7	—	—	837.7
Municipal debt securities	—	—	—	—	4,740.9	0.8	—	4,741.7
Total	$1,409.0	$—	$—	$1,409.0	$6,874.8	$0.8	$—	$6,875.6

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale debt securities on our Consolidated Balance Sheets (in thousands):

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$1,409.0	$6,875.6
Marketable securities	—	—
Total	$1,409.0	$6,875.6

The following table summarizes our portfolio of available-for-sale debt securities by contractual maturity (in thousands):

	March 31, 2016
	Amortized Cost	Estimated Fair Value
Less than one year	$1,409.0	$1,409.0
Greater than one year	—	—
Total	$1,409.0	$1,409.0

Note 5 – Deferred Costs

Deferred costs, representing work in process for costs incurred on process development contracts that have not been completed, were $4.0 million and $2.9 million as of March 31, 2016 and December 31, 2015, respectively. The Company also has deferred revenue of approximately $4.9 million and $4.9 million of advance billings received as of March 31, 2016 and December 31, 2015, respectively, related to these contracts.

Note 6 – Loss Per Share

For the three months ended March 31, 2016 and 2015, the Company incurred net losses and therefore no common stock equivalents were utilized in the calculation of loss per share as they are anti-dilutive. At March 31, 2016 and 2015, the Company excluded the following potentially dilutive securities:

	March 31
	2016	2015
Stock Options	7,227,082	6,371,533
Warrants	4,605,473	3,545,756
Restricted Shares	539,351	218,229

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

The Company had no financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2016, and December 31, 2015.

Note 8 – Goodwill and Other Intangible Assets

The Company's goodwill was $7.0 million as of March 31, 2016 and December 31, 2015. All goodwill resides in the PCT reporting unit.

The Company's intangible assets and related accumulated amortization as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

		March 31, 2016			December 31, 2015
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	10 years	$1,000.0	$(520.1)	$479.9	$1,000.0	$(495.1)	$504.9
Manufacturing technology	10 years	3,900.0	(2,028.4)	1,871.6	3,900.0	(1,930.9)	1,969.1
Tradename	10 years	800.0	(416.1)	383.9	800.0	(396.1)	403.9
Total Intangible Assets		$5,700.0	$(2,964.6)	$2,735.4	$5,700.0	$(2,822.1)	$2,877.9

Total intangible amortization expense was classified in the operating expense categories for the periods included below as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenue	$79.6	$79.2
Research and development	17.9	27.1
Selling, general and administrative	45.0	45.0
Total	$142.5	$151.3

Estimated intangible amortization expense for the succeeding five years is as follows (in thousands):

Index

2016	$427.5
2017	570.0
2018	570.0
2019	570.0
2020	570.0
Thereafter	27.9
Total	$2,735.4

Note 9 – Accrued Liabilities

Accrued liabilities as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016	December 31, 2015
Salaries, employee benefits and related taxes	$3,148.8	$2,771.2
Professional fees	264.2	480.7
Other	2,910.0	2,946.5
Total	$6,323.0	$6,198.4

Note 10 – Debt

Notes Payable

As of March 31, 2016 and December 31, 2015, the Company had notes payable of approximately $1.8 million and $1.8 million, respectively. The notes relate to certain insurance policies and equipment financings, require monthly payments, and mature within one to three years.

Long-Term Debt

On September 26, 2014, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with Oxford Finance LLC (together with its successors and assigns, the “Lender”) pursuant to which the Lender disbursed $15.0 million (the “Loan”). After repayment of all outstanding amounts due under two loans from TD Bank, N.A. in the amount of approximately $3.1 million, and deductions for debt offering/issuance costs and interim period interest, the net proceeds from the Loan were $11.7 million. The debt offering/issuance costs have been recorded as debt issuance costs in other assets in the consolidated balance sheet, and will be amortized to interest expense throughout the life of the Loan using the effective interest rate method. The proceeds from the Loan may be used to satisfy the Company’s future working capital needs, including the development of its cell therapy product candidates.

The Company has been making interest-only payments on the outstanding amount of Loan on a monthly basis at a rate of 8.50% per annum. On April 29, 2015, with the Company's announcement that the first patient in the Intus Study had been randomized, the interest-only payment period on the Loan was extended from October 1, 2015 to April 1, 2016, which was in accordance with the Loan and Security Agreement. On March 11, 2016, upon execution of the Hitachi Transaction, the Company and the Lender entered into an amendment to the Loan and Security Agreement whereby (i) the Company paid $7.0 million to Lender, comprising principal, interest and early termination fees, (ii) the Company's subsidiaries PCT, PCT Allendale, LLC, and NeoStem Family Storage, LLC (collectively the "Removed Borrowers") were removed as borrowers under the Loan, (iii) Lender's security interests in any and all assets of the Removed Borrowers were released, (iv) the interest only period on the remaining outstanding Loan balance was extended until January 1, 2017, and (v) in the event the Company receives gross proceeds from the sale or issuance of any equity securities or subordinated debt, or any partnership, licenses, collaboration, dividend, grant or asset sale through March 31, 2017, 20% of such proceeds will be paid to Lender, up to a $3.0 million maximum as additional partial repayment of Loan. If 20% of such proceeds in aggregate is less than $3.0 million by March 31, 2017, then the Company will make a lump sum payment equal to the difference by March 31, 2017. The outstanding balance was approximately $8.7 million and $15.0 million at March 31, 2016 and December 31, 2015, respectively, of with $1.2 million is payable within twelve months as of March 31, 2016.

Commencing on January 1, 2017, the Company will make 21 consecutive monthly payments of principal and interest.

Index

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

Under the Loan and Security Agreement, the Lender holds a security interest ("Lenders' Security Interest") in all of the Company’s property, excluding the security interests in any and all assets of the Removed Borrowers, and excluding intellectual property and certain other assets and exemptions. The Lender also holds a security interest in the shares owned by the Company in the Company’s subsidiaries. The Loan and Security Agreement restricts the ability of the Company to: (a) convey, lease, sell, transfer or otherwise dispose of any part of Lenders' Security Interest and (b) incur any additional indebtedness. The Loan and Security Agreement provides for standard indemnification of Lender and contains representations, warranties and certain covenants of the Company. Upon the occurrence of an event of default by the Company under the Loan and Security Agreement, Lender will have customary acceleration, collection and foreclosure remedies. There are no financial covenants associated to the Loan and Security Agreement. As of March 31, 2016, the Company was in compliance with all covenants under the Loan and Security Agreement.

Estimated future principal payments, interest, and fees due under the Loan and Security Agreement are as follows:

Years Ending December 31,	(in millions)
2016	$0.6
2017	5.3
2018	4.7
Total	$10.6

During the three months ended March 31, 2016, the Company recognized $0.3 million of interest expense related to the Loan and Security Agreement.

Note 11 – Redeemable Securities

Under the Hitachi Transaction (see Note 3), Hitachi may, at any time following the 10th anniversary of the Hitachi Transaction closing date on March 11, 2016, have the right on one occasion to require Caladrius or PCT to purchase all or some of the equity securities in PCT then held by Hitachi ("Hitachi Put Right") for an amount equal to the lower of (i) the fair market value of the Hitachi equity holdings and (ii) the original purchase price paid of $19.4 million on March 11, 2016 for its 19.9% ownership interest, plus interest at a rate of 2.0% per annum compounded annually; provided, however, that if Hitachi ownership interests increases subsequent to its initial ownership interest, and it offers to sell its equity holdings in excess of 21% of PCT’s outstanding equity securities, then the Company shall be required to purchase all such equity holdings of Hitachi but in no event shall the aggregate purchase price of such Hitachi equity holdings exceed $20.5 million plus interest at the rate of 2.0% per annum compounded annually.

Since Hitachi has the right to deliver the equity interests in PCT it holds in exchange for cash from Caladrius or PCT, the initial $19.4 million value of the non-controlling interest is considered redeemable equity, requiring it to be treated as mezzanine equity. Redeemable non-controlling interest is required to be initially measured at the initial carrying amount. If the non-controlling interest is not currently redeemable and also not probable of becoming redeemable (e.g., it is not probable a contingency that triggers redemption will be met), the non-controlling interest should be classified in mezzanine equity.

Note 12 – Shareholders' Equity

Equity Issuances

March 2016 Private Placement

On March 10, 2016, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company issued and sold in a private placement an aggregate of 1.4 million shares of common stock and two-year warrants to purchase up to an aggregate of 1.4 million shares of the Company's common stock, at an exercise price of $1.00 per share. The unit purchase price for a share of the Company's common stock and warrant to purchase one share of the Company's common stock was $0.705 per unit, with $1.0 million of gross proceeds received by the Company.

Aspire Purchase Agreements

In November 2015, the Company entered into a common stock purchase agreement (the "Purchase Agreement") with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provides that, subject to certain terms and conditions, Aspire Capital is committed to purchase up to an aggregate of $30 million of shares (limited to a maximum of approximately 11.0 million shares, unless stockholder approval is obtained or certain minimum sale price levels are reached) of the Company's common stock over a 24-month term. As consideration for entering into the Purchase Agreement, the Company issued 842,696 shares of its common stock to Aspire Capital. During the three months ended March 31, 2016, the Company issued 50,000 shares of common stock under the Purchase Agreement for gross proceeds of $0.03 million. Overall, as of March 31, 2016, the Company issued 1.1 million shares under the Purchase Agreement for gross proceeds of $0.3 million.

Under the Purchase Agreement, at the Company’s discretion, it may present Aspire Capital with purchase notices from time to time to purchase the Company’s common stock, provided certain price, trading volume and conditions, including Nasdaq trading requirements, are met. The purchase price for the shares of common stock is based upon one of two formulas set forth in the Purchase Agreement depending on the type of purchase notice the Company submits to Aspire Capital, and is based on market prices of the Company’s common stock (in the case of regular purchases) or a discount of 5% applied to volume weighted average prices (in the case of VWAP purchases), in each case as determined by parameters defined in the Purchase Agreements. We have filed a registration statement with the SEC and a related prospectus supplement that covers the offering of shares of our common stock subject to the Purchase Agreement, and therefore can initiate sales to Aspire Capital at any time.

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

Index

Under the May 2015 Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $30 million of shares. As consideration for entering into the May 2015 Purchase Agreement, the Company issued 364,837 shares of its common stock to Aspire Capital. The Company has not issued any additional shares under the May 2015 Purchase Agreement. Under the March 2014 Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares. As consideration for entering into the March 2014 Purchase Agreement, the Company issued 150,000 shares of its common stock to Aspire Capital. The Company did not issued shares under the March 2014 Purchase Agreement during the three months ended March 31, 2016. Overall, the Company has issued 5.1 million shares under the March 2014 Purchase Agreement for gross proceeds of $20.3 million.

Stock Options and Warrants

The following table summarizes the activity for stock options and warrants for the three months ended March 31, 2016:

	Stock Options				Warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2015	6,663,480	$6.46	6.88	$0.1	3,214,033	$13.72	1.26	$—

Changes during the period:
Granted	1,552,875	$0.62			1,418,440	$1.00
Exercised	—	$—			—	$—
Forfeited	(442,466)	$3.79			—	$—
Expired	(545,097)	$5.07			(27,000)	$14.50
Outstanding at March 31, 2016	7,228,792	$5.48	7.35	$202.7	4,605,473	$9.80	1.31	$—
Vested at March 31, 2016 or expected to vest in the future	7,020,566	$5.59	7.29	$189.3	4,605,473	$9.80	1.31	$—
Vested at March 31, 2016	4,995,506	$7.15	6.42	$52.4	4,605,473	$9.80	1.31	$—

Restricted Stock

During the three months ended March 31, 2016 and 2015, the Company issued restricted stock for services as follows (in thousands, except share data):

	Three Months Ended March 31,
	2016	2015
Number of Restricted Stock Issued	983,828	818,004
Value of Restricted Stock Issued	$562.8	$2,955.8

The weighted average estimated fair value of restricted stock issued for services in the three months ended March 31, 2016 and 2015 was $0.57 and $3.61 per share, respectively. The fair value of the restricted stock was determined using the Company’s closing stock price on the date of issuance.

Note 13 – Share-Based Compensation

Share-based Compensation

We utilize share-based compensation in the form of stock options, warrants and restricted stock.  The following table summarizes the components of share-based compensation expense for the three months ended March 31, 2016 and 2015 (in thousands):

Index

	Three Months Ended March 31,
	2016	2015
Cost of goods sold	$124.3	$116.9
Research and development	92.3	422.7
Selling, general and administrative	634.6	3,176.1
Total share-based compensation expense	$851.2	$3,715.7

Total compensation cost related to nonvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at March 31, 2016 were as follows (in thousands):

	Stock Options	Restricted Stock
Unrecognized compensation cost	$2,101.8	$624.4
Expected weighted-average period in years of compensation cost to be recognized	2.21	2.25

Total fair value of shares vested and the weighted average estimated fair values of shares granted for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Stock Options		Warrants
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
Total fair value of shares vested	$994.1	$2,706.2	$—	$6.8
Weighted average estimated fair value of shares granted	$0.41	$2.44	$—	$—

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

Note 14 – Income Taxes

As of December 31, 2015, the Company had approximately $221.5 million of Federal net operating loss carryforwards ("NOLs") available to offset future taxable income expiring from 2025 through 2035. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s NOLs could be limited in the event of a change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible.  If a change of ownership did occur there would be an annual limitation on the usage of the Company’s losses which are available through 2035.

In assessing the ability to realize deferred tax assets, including the NOLs, the Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize its existing deferred tax assets.  Based on its assessment, the Company has provided a full valuation allowance against its net deferred tax assets as the Company's ability to generate taxable income remains uncertain at this time.

Deferred tax liabilities were $1.0 million and $0.9 million as of March 31, 2016 and December 31, 2015, respectively, and relate to the taxable temporary differences on the goodwill recognized in the PCT acquisition in 2011. The taxable temporary differences, which are tax deductible and will be amortized over 15 years, will continue to increase the deferred tax liability balance over the amortization period, with an associated charge to the deferred tax provision in each period. The deferred tax liability will only reverse when the indefinite-lived asset is sold, impaired, or reclassified from an indefinite-lived asset to a finite-lived asset.

As of March 31, 2016, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

Index

The Company's federal tax returns are currently being audited for the years 2012 and 2013. For years prior to 2011 the federal statute of limitations is closed for assessing tax. The Company’s state tax returns remain open to examination for a period of three to four years from date of filing. The Company ceased doing business in China in 2012.  After 2012, the Company had no foreign tax filing obligations.  The returns filed for 2012 and prior are subject to examination for five years.

Note 15 – Commitments and Contingencies

Lease Commitments

We entered into an assignment agreement with an unaffiliated third party, effective February 19, 2015, for general office space located in Basking Ridge, NJ. This property is used as the Company's corporate headquarters. The space is approximately 18,000 rentable square feet. The base monthly rent is currently $31,875 and the lease term ends July 31, 2020. In addition, there are two (2) five (5) year renewal options. In connection with the assumption of the lease, the third party (a) conveyed its rights in various scheduled furniture and equipment and (b) paid the Company approximately $580,000. The amount paid to the Company included a security deposit of approximately $115,000. The Company also leases facilities in New York, NY, Irvine, CA, and Mountain
View, CA, of which certain have escalation clauses and renewal options, and also leases equipment under certain noncancelable operating leases that expire from time to time through 2021.

A summary of future minimum rental payments required under operating leases that have initial or remaining terms in excess of one year as of March 31, 2016 are as follows (in thousands):

Years ended	Operating Leases
2016	$1,556.9
2017	1,865.8
2018	1,035.9
2019	989.4
2020 and thereafter	960.2
Total minimum lease payments	$6,408.2

Expense incurred under operating leases was approximately $0.5 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.

Contingencies

We have entered into a strategic collaboration with Sanford Research with the goal of developing a therapy for the treatment of T1D. The initial focus of the collaboration will be the execution of a prospective, randomized, placebo-controlled, double-blind clinical trial (The Sanford Project: Trex Study) to evaluate the safety and efficacy of the Company’s T regulatory cell product candidate, CLBS03, in adolescents with recent onset T1D. The Phase 2 study has an open and active IND in place and subject enrollment commenced in the first quarter of 2016. We will be initially responsible for the supply of all study drug to the first 18 enrolled patients while Sanford will assume all patient and clinical site costs for subjects enrolled in their two centers as well as the expense associated with general clinical monitoring services.

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

Under the Hitachi Transaction, Hitachi may require the Company to purchase all of its ownership in PCT if a Change of Control has occurred (as defined in the Amended and Restated Operating Agreement of PCT), and if such Change of Control can reasonably be expected to have a material adverse effect on PCT’s ability to conduct its business in the ordinary course consistent with its past practice and its then current annual budget, at a price to be agreed upon by mutual agreement, provided, however, if mutual agreement is not obtained, the price will be determined by independent valuation firms.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-

Index

Looking Statements” herein and under “Risk Factors” in our 2015 Form 10-K. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report and in our 2015 Form 10-K.

Overview

Caladrius Biosciences, Inc. (“we,” “us,” "our," “Caladrius” or the “Company”), through its subsidiary, PCT, LLC, a Caladrius CompanyTM ("PCT"), is a leading provider of development and manufacturing services to the cell and cell-based gene therapy industry. PCT has significant cell therapy-specific experience and expertise, an expansive list of noteworthy clients and significant revenue growth over the past two years. Notably, PCT and Hitachi Chemical Co. America, Ltd. and Hitachi Chemical Co., Ltd. (each independently or collectively referred to herein as "Hitachi Chemical") entered into a strategic collaboration to accelerate the creation of a global commercial cell therapy development and manufacturing enterprise with deep engineering expertise. Caladrius leverages both its internal specialized cell therapy clinical development expertise and PCT’s prowess to select and develop early-stage cell therapy candidates with the intention of partnering these candidates post proof-of-concept in man to both generate value for our shareholders and to expand PCT’s client base. Our current product candidate, CLBS03, is a T regulatory cell (“Treg”) clinical Phase 2 therapy targeting adolescents with recent-onset type 1 diabetes.

Cell Therapy Development and Manufacturing

PCT is a leading cell therapy development and manufacturing provider (often called a contract development and manufacturing organization, or "CDMO"), specializing in cell and cell-based gene therapies. PCT offers high-quality development and manufacturing capabilities (e.g., current Good Manufacturing Practice (“cGMP”) manufacturing systems and facilities), quality systems, cell and tissue processing, logistics, storage and distribution and engineering solutions (e.g., process and assay development, optimization and automation) to clients with therapeutic candidates at all stages of development. PCT produces clinical supplies and ultimately, intends also to produce commercial product for its clients. PCT has worked with over 100 clients and produced over 20,000 cell therapy products since it was founded 17 years ago. PCT’s manufacturing services are designed to reduce the capital investment and time required by clients to advance their development programs compared to conducting the process development and manufacturing in-house. PCT has demonstrated regulatory expertise, including the support of over 50 U.S. and European Union ("EU") regulatory filings for clients and expertise across multiple cell types and therapeutic applications, including immunotherapy (e.g. CAR-T therapies), neuro/endocrine therapies, hematopoietic replacement and tissue repair/regeneration. PCT offers a complete development pathway for its clients, with services supporting preclinical through commercial phase, all underpinned by timely process optimization and automation support. We currently operate facilities qualified under cGMPs in each of Allendale, New Jersey and Mountain View, California, including EU-compliant production capacity. On March 11, 2016, PCT entered into a strategic collaboration and license agreement with Hitachi Chemical to accelerate the creation of a global commercial cell therapy development and manufacturing enterprise with deep engineering expertise. PCT is positioned to expand its capacity both in the United States and internationally, as needed. As the industry continues to mature and a growing number of cell therapy companies approach commercialization, we believe that PCT is well positioned to serve as an external manufacturing partner of choice for commercial-stage cell therapy companies.

CLBS03

We are developing, through the utilization of or core development and manufacturing expertise, a product candidate that is an innovative therapy for type 1 diabetes mellitus ("TID"). This therapy is based on a proprietary platform technology for immunomodulation. We have selected as an initial target the unmet medical need of pediatric patients who are newly diagnosed with T1D. This program is based on the use of T regulatory cells ("Tregs") to treat diseases caused by imbalances in an individual's immune system. This novel approach seeks to restore immune balance by enhancing Treg number and function. Tregs are a natural part of the human immune system and regulate the activity of T effector cells; the cells that are responsible for protecting the body from viruses and other foreign antigens. When Tregs function properly, only harmful foreign materials are attacked by T effector cells. In autoimmune disease, however, it is thought that deficient Treg activity and numbers permit the T effector cells to attack the body's own beneficial cells. In the case of T1D, there are currently no curative treatments, only lifelong insulin therapy, which often does not prevent serious co-morbidities. Two Phase 1 clinical trials of this technology in T1D patients demonstrated safety and tolerance, feasibility of manufacturing, an implied durability of effect and an early indication of efficacy through the preservation of beta cell function. In the first quarter of 2016 we commenced patient enrollment in the first of two cohorts in The Sanford Project: T-Rex Study, a Phase 2 prospective, randomized, placebo-controlled, double-blind clinical trial to evaluate the safety and efficacy of our Treg product candidate, CLBS03, in adolescents with recent onset T1D. After the three-month follow-up of the first cohort of 18 patients, which is expected in early 2017, an initial safety analysis of the data and early analysis of immunological biomarkers will be undertaken. Satisfactory evaluation of the safety of the initial cohort as agreed by us, our independent Data Safety Monitoring Board and the U.S. Food and Drug Administration ("FDA") will then prompt the enrollment of the remaining 93 patients. A subsequent interim analysis of efficacy is planned after approximately 50% of patients reach the six-month follow-

Index

up milestone. We entered into a strategic collaboration with Sanford Research to support the execution of this trial. Sanford Research is a U.S.-based non-profit research organization that supports an emerging translational research center focused on finding a cure for T1D.

Additional Technology Platforms

Our broad intellectual property portfolio of cell therapy assets includes notable programs available for out-licensing and partnering in order to continue their clinical development. These include platforms using tumor cell/dendritic cell technology for immuno-oncology and CD34 technology for ischemic repair. Both have the benefit of promising Phase 2 clinical data and are applicable to multiple indications. The immuno-oncology platform is based on our extensive intellectual property portfolio and includes CLBS20, a candidate for metastatic melanoma which was investigated in two Phase 2 trials and recently in a discontinued Phase 3 clinical trial. With respect to our ischemic repair platform, the Company's Clinical Trial Notification for pivotal Phase 2 trial investigating CLBS12 (a candidate for critical limb ischemia "CLI") was submitted to the Japanese Pharmaceutical and Medical Devices Agency ("PMDA") and was cleared to proceed. The protocol design was agreed with PMDA and if successful, could provide the basis for a conditional approval under Japan's favorable regenerative medicine law. We are seeking to collaborate on CLBS 12 with development and/or manufacturing partners. In January 2016, we out-licensed our CD34 technology to SPS Cardio, LLC for chronic heart failure and acute myocardial infarction (candidate CLBS10) in India and other designated territories and non-major world markets outside the United States. Furthermore, a cell-derived dermatological product technology for topical skin application was out-licensed in February 2016 to AiVita Biomedical, Inc. ("AiVita"), which it intends to distribute through ALPHAEON Corporation. Finally, our Treg immune modulation platform has potential applications across multiple autoimmune and allergic diseases beyond TID for which we are exploring partnering opportunities, including steroid-resistant asthma, multiple sclerosis, chronic obstructive pulmonary disease, inflammatory bowel disease, graft versus host disease, lupus and rheumatoid arthritis.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net loss for the three months ended March 31, 2016 was approximately $12.0 million compared to $19.2 million for the three months ended March 31, 2015.

Revenues

For the three months ended March 31, 2016, total revenues were approximately $7.5 million compared to $3.2 million for the three months ended March 31, 2015, representing an increase of $4.3 million, or 136%. Revenues were comprised of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Clinical Services	$5,300.8	$1,463.0
Clinical Services Reimbursables	1,261.2	528.5
Processing and Storage Services	909.6	1,060.7
Other	$17.8	$120.0
	$7,489.5	$3,172.3

•
Clinical Services were approximately $5.3 million for the three months ended March 31, 2016 compared to $1.5 million for the three months ended March 31, 2015, representing an increase of approximately $3.8 million or 262%, and were comprised on the following:

◦
Process Development Revenue - Process development revenues were approximately $1.3 million for the three months ended March 31, 2016 compared to $0.2 million for the three months ended March 31, 2015. In accordance with our revenue recognition policy, process development revenue is recognized upon contract completion (i.e., when the services under a particular contract are completed). Process development revenue will continue to fluctuate from period to period as a result of our process development revenue recognition policy, and the timing upon when services for a contract are completed. Accordingly, unearned revenue relating to process development contracts remained $4.2 million as of December 31, 2015 and $4.2 million as of March 31, 2016, representing billings on contracts that have not been completed.

◦
Clinical Manufacturing Revenue - Clinical manufacturing revenues were approximately $4.0 million for the three months ended March 31, 2016 compared to $1.3 million for the three months ended March 31, 2015. The increase is primarily due to an increase in the number of patients our customers have enrolled and treated in clinical trials, which number varies depending on the stage of the clinical trial.

•
Clinical Services Reimbursables were approximately $1.3 million for the three months ended March 31, 2016 compared to $0.5 million for the three months ended March 31, 2015, representing an increase of approximately $0.7 million, or 139%. Generally, clinical services reimbursables correlate with clinical services revenues. However, differences in the cost of supplies to be reimbursed can vary greatly from contract to contract based on the cost of supplies needed for each client's manufacturing and development process and may impact this correlation. In addition, our terms for billing reimbursable expenses do not include a significant mark-up in the acquisition cost of such consumables, and as a result, changes in this revenue category have little impact on our gross margin and net loss.

•
Processing and Storage Services were approximately $0.9 million for the three months ended March 31, 2016 compared to $1.1 million for the three months ended March 31, 2015, representing a decrease of approximately $0.2 million or 14%. The decrease was primarily due to lower volume for our oncology stem cell processing services.

Operating Costs and Expenses of Revenues

 For the three months ended March 31, 2016, operating costs and expenses totaled $18.6 million compared to $21.3 million for the three months ended March 31, 2015, representing a decrease of $2.7 million, or 13%. Operating costs and expenses were comprised of the following:

Index

•
Cost of revenues were approximately $6.2 million for the three months ended March 31, 2016 compared to $3.4 million for the three months ended March 31, 2015, representing an increase of $2.9 million, or 85%. Overall, gross margin for the three months ended March 31, 2016 was $1.3 million, or 17%, compared to negative gross margin for the three months ended March 31, 2015 of $0.2 million, or negative 6%. Gross margin percentages generally will increase/decrease as Clinical Services revenue increases/decreases. However, gross margin percentages will also fluctuate from period to period due to the mix of service and reimbursable revenues and costs.

•
Research and development expenses were approximately $5.9 million for the three months ended March 31, 2016 compared to $6.8 million for the three months ended March 31, 2015, representing a decrease of approximately $0.9 million, or 14%.

◦
Immune Modulation - Immune modulation expenses, including our recently initiated a Phase 2 study in type 1 diabetes, were $2.0 million for the three months ended March 31, 2016, representing an increase of $0.7 million compared to the three months ended March 31, 2015.

◦
Immuno-oncology - Immuno-oncology expenses, which are primarily associated with the close-out activities for the Intus Phase 3 clinical trial for the immunotherapy product candidate CLBS20, were $1.3 million for the three months ended March 31, 2016, representing a decrease of $0.7 million compared to the three months ended March 31, 2015. In January 2016, we discontinued the clinical development of CLBS20. Accordingly, we expect expenses to decrease to zero as close-out activities are completed.

◦
Ischemic Repair - Ischemic repair expenses were $1.2 million for the three months ended March 31, 2016, representing a decrease of approximately $1.4 million compared to the three months ended March 31, 2015. The decrease is primarily due to lower program expenses associated with the decision to only conduct clinical study activity for a critical limb ischemia development program in Japan with a partner, and lower expenses associated with the close-out activities of the PreSERVE-AMI Phase 2 study for CLBS10. Expenses associated with CLBS10 are expected to decrease to zero as close-out activities are completed.

◦
Other - Other research and development expenses were $1.5 million for the three months ended March 31, 2016, representing an increase of approximately $0.5 million compared to the three months ended March 31, 2015. The increase was primarily due to $1.2 million in one-time restructuring costs for severance and asset impairments, which was partially offset by approximately $0.3 million of lower equity-based compensation expenses during the three months ended March 31, 2016 compared to the prior year.

•
Selling, general and administrative expenses were approximately $6.5 million for the three months ended March 31, 2016 compared to $11.1 million for the three months ended March 31, 2015, representing a decrease of approximately $4.6 million, or 42%. Equity-based compensation included in selling, general and administrative expenses for the three months ended March 31, 2016 was approximately $0.6 million, compared to approximately $3.2 million for the three months ended March 31, 2015, representing a decrease of $2.5 million. Equity-based compensation expense is expected to fluctuate in future quarters as equity-linked instruments are used to compensate employees, consultants and other service providers. Non-equity-based general and administrative expenses for the three months ended March 31, 2016 were approximately $5.8 million, compared to approximately $7.9 million for the three months ended March 31, 2015, representing a decrease of $2.1 million. The decrease was primarily related to one-time expenses associated with executive management changes in the first quarter of 2015, including new hire compensation-related costs as well as separation related costs during the three months ended March 31, 2015.

Historically, to minimize our use of cash, we have used a variety of equity and equity-linked instruments to compensate employees, consultants and other service providers. The use of these instruments has resulted in charges to the results of operations, which have been significant in the past.

Other Income (Expense)

Other income, net, for the three months ended March 31, 2016 was $0.01 million, compared with other expense, net, of $0.5 million for the three months ended March 31, 2015. The other income for the three months ended March 31, 2015 primarily relates to changes in the estimated fair value of contingent consideration liabilities. The fair values of the contingent consideration liabilities were $0 as of March 31, 2016 and December 31, 2015.

Index

Interest expense was $0.9 million for the three months ended March 31, 2016, compared with $0.6 million for the three months ended March 31, 2015. The increase was primarily due to interest expense and early termination fees on a portion of the loan from Oxford Finance LLC.

Provision for Income Taxes

The provision from income taxes for the three months ended March 31, 2016 relates primarily to the taxable temporary differences on the goodwill recognized in the PCT acquisition in 2011, which is being amortized over 15 years for tax purposes. A tax provision will continue to be recognized each period over the amortization period, and will only reverse when the goodwill is eliminated through a sale, impairment, or reclassification from an indefinite-lived asset to a finite-lived asset.

Analysis of Liquidity and Capital Resources

At March 31, 2016, we had cash and cash equivalents and marketable securities of approximately $25.4 million, working capital of approximately $17.2 million, and stockholders’ equity of approximately $13.7 million.

During the three months ended March 31, 2016, we met our immediate cash requirements through revenue generated from our PCT operations, cash received from transaction with Hitachi (net of repayments on our long-term debt to Oxford Finance LLC) and existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.

Net cash provided by or used in operating, investing and financing activities from continuing operations were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(8,028.3)	$(14,240.3)
Net cash (used in) provided by investing activities	(1,044.8)	6,704.5
Net cash provided by financing activities	14,180.9	7,493.0

Index

Operating Activities

Our cash used in operating activities in the three months ended March 31, 2016 totaled approximately $8.0 million, which is the sum of (i) our net loss of $12.0 million, adjusted for non-cash expenses totaling $2.2 million (which includes adjustments for equity-based compensation, depreciation and amortization and deferred tax liabilities), and (ii) changes in operating assets and liabilities providing approximately $1.8 million.

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

 Investing Activities

•	During the three months ended March 31, 2016, we spent approximately $1.0 million for property and equipment.

•	During the three months ended March 31, 2015, we spent approximately $0.3 million for property and equipment, and purchased (net of sales) approximately $7.0 million in marketable securities.

Financing Activities

During the three months ended March 31, 2016, our financing activities consisted of the following:

•	During the three months ended March 31, 2016, Hitachi Chemical purchased a 19.9% membership interest in PCT for $19.4 million.

•
We raised $1.0 million in a private placement through the issuance of 1.4 million shares of common stock and two-year warrants to purchase up to an aggregate of 1.4 million shares our common stock, at an exercise price of $1.00 per share.

•	Upon execution of the Hitachi Transaction, we paid $6.3 million in principal payments on our long term debt to Oxford Finance LLC.
During the three months ended March 31, 2015, our financing activities consisted of the following:

•	We raised gross proceeds of approximately $7.4 million through the issuance of approximately 2.2 million shares of common stock under the provisions of our equity line of credit with Aspire Capital.

Liquidity and Capital Requirements Outlook

Liquidity

We anticipate requiring additional capital to grow the PCT business, to fund the development of CLBS03 and other operating expenses, and to make principal and interest payments on our loan with Oxford Finance. To meet our short and long term liquidity needs, we currently expect to use existing cash balances, our revenue generating activities, and a variety of other means, including our common stock purchase agreements with Aspire Capital. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings, option exercises, partnerships and/or collaborations and/or sale of assets. In addition, we will continue to seek as appropriate grants for scientific and clinical studies from various governmental agencies and foundations.

On March 11, 2016, PCT and Caladrius entered into a global collaboration that includes licensing, development and equity, with Hitachi Chemical, a Japanese-based global conglomerate with a growing franchise in life sciences including regenerative medicine ("Hitachi Transaction"), and will receive an aggregate of $25.0 million in cash, of which $22.5 million was received in March 2016, and the remainder is expected to be received before the end of 2016. PCT will retain $10.0 million of the $25.0 million proceeds, and Caladrius received $15.0 million of the proceeds.

In September 2014, we entered into a Loan and Security Agreement with Oxford Finance LLC and received $15.0 million in gross proceeds. We have been making interest-only payments on the outstanding amount of the loan on a monthly basis at a

Index

rate of 8.50% per annum. On March 11, 2016, upon execution of the Hitachi Transaction, the Company and Oxford Finance LLC entered into an amendment to the Loan and Security Agreement whereby (i) the Company paid $7.0 million to Oxford Finance LLC, comprised of principal, interest and early termination fees, (ii) the Company's subsidiaries PCT, PCT Allendale, LLC, and NeoStem Family Storage, LLC (collectively the "Removed Borrowers") were removed as borrowers under the Loan, (iii) Oxford Finance LLC's security interests in any and all assets of the Removed Borrowers were released, (iv) the interest only period on the remaining outstanding Loan balance was extended until January 1, 2017, and (v) in the event the Company receives gross proceeds from the sale or issuance of any equity securities or subordinated debt, or any partnership, licenses, collaboration, dividend, grant or asset sale through March 31, 2017, 20% of such proceeds will be paid to Oxford Finance LLC, up to a $3.0 million total. If 20% of such proceeds in aggregate is less than $3.0 million by March 31, 2017, then the Company will make a lump sum payment equal to the difference by March 31, 2017. The loan matures on September 1, 2018. As of March 31, 2016, the outstanding principal amount under the Loan was $8.7 million.

In November 2015, we entered into a common stock purchase agreement with Aspire Capital (the "Aspire Agreement"), whereby we can sell to Aspire Capital, subject to terms and conditions under the Aspire Agreement as well as NASDAW rules, the lesser of (i) $30 million of Common Stock or (ii) the dollar value of approximately 11.0 million shares of Common Stock based on the market price of the Common Stock at the time of such sale as determined under the Purchase Agreement.

On March 10, 2016, we entered into a securities purchase agreement with certain investors, pursuant to which we issued and sold in a private placement an aggregate of 1.4 million shares of common stock and two-year warrants to purchase up to an aggregate of 1.4 million shares of our common stock, at an exercise price of $1.00 per share. The unit purchase price for a share of our common stock and warrant to purchase one share of our common stock was $0.705 per unit, with $1 million of gross proceeds received by us.

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

We believe that the proceeds received in the Hitachi Transaction, along with our current cash, our revenue generating activities, and our access to funds under our agreement with Aspire Capital, will be sufficient to fund our operations for the next 12 months.

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

Commitments and Contingencies

The following table summarizes our obligations to make future payments under current contracts as of March 31, 2016 (in thousands):

Payments Due Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Notes Payable	$1,809.0	$1,358.6	$450.4	$—	$—
Long Term Debt	9,343.5	1,158.8	8,184.7	—	—
Purchase Obligations	417.0	333.6	83.4	—	—
Operating Lease Obligations	6,408.2	2,088.2	2,615.6	1,662.4	42.0
Total	$17,977.7	$4,939.2	$11,334.1	$1,662.4	$42.0

Other significant commitments and contingencies include the following:

Index

•
Under agreements with external clinical research organizations (“CROs”), we will incur expenses relating to our clinical trials for our therapeutic product candidates in development. The timing and amount of these expenses are based on performance of services rendered and expenses as incurred by the CROs and therefore, we cannot reasonably estimate the timing of these payments.

•
We have entered into a strategic collaboration with Sanford Research with the goal of developing a therapy for the treatment of T1D. The initial focus of the collaboration will be the execution of a prospective, randomized, placebo-controlled, double-blind clinical trial (The Sanford Project: Trex Study) to evaluate the safety and efficacy of our T regulatory cell product candidate, CLBS03, in adolescents with recent onset T1D. The Phase 2 study has an open and active IND in place and subject enrollment commenced in the first quarter of 2016. We will be initially responsible for the supply of all study drug to the first 18 enrolled patients while Sanford will assume all patient and clinical site costs for subjects enrolled in their two centers as well as the expense associated with general clinical monitoring services. upon commencement of the study.

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

•
Under the Hitachi Transaction, Hitachi may require the Company to purchase all of its ownership in PCT if a Change of Control has occurred (as defined in the Amended and Restated Operating Agreement of PCT), and if such Change of Control can reasonably be expected to have a material adverse effect on PCT’s ability to conduct its business in the ordinary course consistent with its past practice and its then current annual budget, at a price to be agreed upon by mutual agreement, provided, however, if mutual agreement is not obtained, the price will be determined by independent valuation firms.

•
Under the Hitachi Transaction, Hitachi may, at any time following the tenth anniversary of the Hitachi Transaction closing date on March 11, 2016, have the right on one occasion to require Caladrius or PCT to purchase all or some of the equity securities then held by Hitachi for an amount equal to the lower of (i) the fair market value of the Hitachi equity holdings and (ii) the original purchase price paid of $19.4 million on March 11, 2016 for its 19.9% ownership interest, plus interest at a rate of 2.0% per annum compounded annually; provided, however, that if Hitachi ownership interests increases subsequent to its initial ownership interest, and it offers to sell its equity holdings in excess of 21% of PCT’s outstanding equity securities, then the Company shall be required to purchase all such equity holdings of Hitachi but in no event shall the aggregate purchase price of such Hitachi equity holdings exceed $20.5 million plus interest at the rate of 2.0% per annum compounded annually.

•
From time to time, we are subject to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of pending claims cannot be predicted with certainty, we do not believe that the outcome of any pending claims will have a material adverse effect on our financial condition or operating results.

Seasonality

We do not believe that our operations are seasonal in nature.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2016, compared to those reported in our 2015 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates. Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our investments

Index

in marketable securities, which consist primarily of short-term money market funds and municipal debt securities. However, as of March 31, 2016, we do not believe we are materially exposed to changes in interest rates given the short-term duration of the securities. Additionally, our outstanding $8.7 million long-term loan with Oxford Finance LLC, representing our largest component of debt, has a fixed interest rate until 2018, and is not subject to interest rate exposure. As a result, we have no material exposure to market risk related to interest rate changes as of March 31, 2016.

ITEM 4.  CONTROLS AND PROCEDURES.

(a)  Disclosure Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

As of March 31, 2016, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15, that occurred during our last quarter to which this Quarterly Report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
There are no material changes to the disclosures previously reported in our 2015 Form 10-K.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously reported in our 2015 Form 10-K. See the risk factors set forth in our Annual Report on our 2015 Form 10-K under the caption "Item 1 A - Risk Factors."

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

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

CALADRIUS BIOSCIENCES, INC.
May 5, 2016	By: /s/ David J. Mazzo, PhD Name: David J. Mazzo, PhD Title: Chief Executive Officer
May 5, 2016	By: /s/ Joseph Talamo Name: Joseph Talamo Title: Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

Index

CALADRIUS BIOSCIENCES, INC.
FORM 10Q

Exhibit Index

3.1
Amended and Restated Certificate of Incorporation of Caladrius Biosciences, Inc., filed with the Secretary of State of the State of Delaware on October 3, 3013 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 3, 2013 and incorporated herein by reference), and amended by Certificate of Amendment to Certificate of Incorporation of Caladrius Biosciences, Inc., dated May 29, 2015 and made effective June 8, 2915 (filed as Exhibit 3.2 to the Company's Quarterly Report Form 10-Q dated August 6, 2015 and incorporated herein by reference).

3.2	Amended and Restated By-Laws dated January 5, 2015 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on January 5, 2015, and incorporated herein by reference).
4.1*	Form of Warrant
10.1*	Unit Purchase Agreement, dated March 11, 2016, by and among Caladrius Biosciences, Inc., PCT, LLC, a Caladrius Company and Hitachi Chemical Co. America, LTD.
10.2*
Amended and Restated Operating Agreement of PCT, LLC, a Caladrius Company, dated March 11, 2016, by and among PCT, LLC, a Caladrius Company, Caladrius Biosciences, Inc. and Hitachi Chemical Co. America, LTD.

10.3*	Technology License Agreement, dated March 22, 2016, by and between PCT, LLC, a Caladrius Company and Hitachi Chemical Co. LTD.
10.4*	Amended and Restated Employment Agreement, dated March 11, 2016, by and between Caladrius Biosciences, Inc. and Robert A. Preti, PhD.
10.5*	Employment Agreement, dated March 11, 2016, by and between PCT, LLC, a Caladrius Company and Robert A. Preti, PhD.
10.6*	Consent and Third Amendment to Loan and Security Agreement, dated March 11, 2016, by and between Caladrius Biosciences, Inc., and Oxford Finance LLC.
10.7*	Securities Purchase Agreement, dated March 10, 2016, by and among Caladrius Biosciences, Inc., TJP Opportunities Fund L.L.C., GPP Opportunities Fund L.L.C. and IEA Private Investments LTD.
10.8*	Registration Rights Agreement, dated March 10, 2016, by and among Caladrius Biosciences, Inc., TJP Opportunities Fund L.L.C., GPP Opportunities Fund L.L.C. and IEA Private Investments LTD.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
_______________

*	Filed herewith.
**	Furnished herewith.