Form 10-Q/A
period 2016-05-06
Caladrius Biosciences, Inc.
filed 2016-05-06
CIK 320017

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed by Caladrius Biosciences, Inc. (the “Company”) on May 5, 2016 (the “Original Filing”). The sole purpose of this Amendment No. 1 is to include a revised version of Exhibit 10.3.

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures contained in the Original Filing as amended by this Amendment No. 1, and accordingly, this Amendment No. 1 does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the Securities and Exchange Commission.

ITEM 6. EXHIBITS
The Exhibit Index appearing immediately after the signature page to this Form 10-Q is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CALADRIUS BIOSCIENCES, INC.

By:	/s/ David J. Mazzo
Name:	David J. Mazzo, PhD
Title:	Chief Executive Officer

By:	/s/ Joseph Talamo
Name:	Joseph Talamo
Title:	Chief Financial Officer

Dated:    May 6, 2016

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

3.2	Amended and Restated By-Laws dated January 5, 2015 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on January 5, 2015, and incorporated herein by reference).
4.1**	Form of Warrant
10.1**	Unit Purchase Agreement, dated March 11, 2016, by and among Caladrius Biosciences, Inc., PCT, LLC, a Caladrius Company and Hitachi Chemical Co. America, LTD.
10.2**
Amended and Restated Operating Agreement of PCT, LLC, a Caladrius Company, dated March 11, 2016, by and among PCT, LLC, a Caladrius Company, Caladrius Biosciences, Inc. and Hitachi Chemical Co. America, LTD.

10.3*+	Technology License Agreement, dated March 22, 2016, by and between PCT, LLC, a Caladrius Company and Hitachi Chemical Co. LTD.
10.4**	Amended and Restated Employment Agreement, dated March 11, 2016, by and between Caladrius Biosciences, Inc. and Robert A. Preti, PhD.
10.5**	Employment Agreement, dated March 11, 2016, by and between PCT, LLC, a Caladrius Company and Robert A. Preti, PhD.
10.6**	Consent and Third Amendment to Loan and Security Agreement, dated March 11, 2016, by and between Caladrius Biosciences, Inc., and Oxford Finance LLC.
10.7**	Securities Purchase Agreement, dated March 10, 2016, by and among Caladrius Biosciences, Inc., TJP Opportunities Fund L.L.C., GPP Opportunities Fund L.L.C. and IEA Private Investments LTD.
10.8**	Registration Rights Agreement, dated March 10, 2016, by and among Caladrius Biosciences, Inc., TJP Opportunities Fund L.L.C., GPP Opportunities Fund L.L.C. and IEA Private Investments LTD.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
_______________

*	Filed herewith
**	Filed or furnished with the Original 10-Q
+	Confidential treatment requested as to certain portions, which portions have been provided separately to the Securities and Exchange Commission